Form 10QSB/A
period 1995-05-31
PURE CYCLE CORP
filed 1995-09-26
CIK 276720

PURE CYCLE CORPORATION
                             5650 YORK STREET
                         COMMERCE CITY, CO  80022

SEPTEMBER 26,1995


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, DC  20549


Gentlemen:

Pursuant to Item 601(c) of Regulation S-B Section 228.601(c) of the Securities and Exchange Act of 1934, we are submitting herewith the attached Financial Data Schedule (Exhibit 27) as an amendment to the Form 10-QSB for the quarter ended May 31, 1995.


Very truly yours,

Thomas P. Clark

Thomas P. Clark
President

                          PURE CYCLE CORPORATION
                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                         PURE CYCLE CORPORATION

   Date:

   September 26, 1995                    /S/   Thomas P. Clark
   ------------------                    -----------------------
                                         Thomas P. Clark
                                         President

   Date:

   September 26, 1995                    /S/   Mark W. Harding
   ------------------                    -----------------------
                                         Mark W. Harding
                                         Chief Financial Officer