Form 10KSB
period 1995-08-31
PURE CYCLE CORP
filed 1995-11-29
CIK 276720

________________________________________________________________________
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            Form 10-KSB
(Mark One)
     [x] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended August 31, 1995

     [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

            Commission File Number   0-8814

                          PURE CYCLE CORPORATION
      (Exact name of registrant as specified in its charter)

                 Delaware                          84-0705083
        (State or other jurisdiction)           (I.R.S. Employer
       Incorporation or organization)           Identification No.)

     5650 York Street, Commerce City, CO              80022
   (Address of principal executive office)         (Zip Code)

Registrant's telephone number                   (303) 292-3456
________________________________________________________________________

Securities registered under Section 12(b)of the Act:

                               None
                         (Title of class)

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock,
                       1/3 of $.01 par value
                         (Title of class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No  ___

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge,
in definitive  proxy  or  information  statements  incorporate   by
reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Aggregate  market  value  of voting stock held  by  non-affiliates:
$14,315,257 (based upon the average bid and asked price on the NASDAQ Bulletin Board market on November 20, 1995)

Number  of  shares of Common Stock Outstanding, as of November  20,
1995:  78,439,763

Transitional Small Business Disclosure Format (Check One):
Yes [ ] No [X]

         Documents incorporated by reference:  None
________________________________________________________________________
                           Page 1 OF 38

                  Index to Pure Cycle Corporation
                 1995 Annual Report on Form 10-KSB



Item                     Part I                             Page
----                                                        ----

1.        Description of Business . . . . . . . . . . .       3

2.        Description of Property . . . . . . . . . . .       7

3.        Legal Proceedings. . . . . . . . . . . . . . .      7

4.        Submission of Matters to a Vote of Security
          Holders . . . . . . . . . . . . . . . . . . .       7

                         Part II

5.        Market for the Common Equity and
          Related Stockholder Matters . . . . . . . . .       8

6.        Management's Discussion and Analysis or Plan
          of Operation . . . . . . . . . . . . . . . .        9

7.        Financial Statements . . . . . . . . . . . .       12

8.        Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure  . . .      28

                         Part III

9.        Directors, Executive Officers, Promoters and
          Control Persons; compliance with Section 16 (a)
          of the Exchange Act . . . . . . . . . . . . .      28

10.       Executive Compensation . . . . . . . . .  . .      29

11.       Security Ownership of Certain Beneficial
          Owners and Management   . . . . . . . . . . .      30

12.       Certain Relationships and Related
          Transactions  . . . . . . . . . . . . . . . .      33

                         Part IV

13.       Exhibits and Reports on Form 8-K . . . . . . .     34

          Signatures  . .  . . . . . . . . . . . . . . .     37

14.       Financial Data Schedule  . . . . . . . . . . .     38

                              PART I

Item 1. Description of Business.

  General.  Pure  Cycle  Corporation  (the"Company") is a Delaware
corporation  incorporated  in 1976.   Through  1982,  the  Company
researched, designed, manufactured, installed and maintained a single-family home water recycling system which would treat and
completely  recycle  home   wastewater  and  sewage  into  potable
drinking water. Production of the single-family water recycling systems was halted in July of 1982 due to insufficient sales. The Company also introduced a water purification vending machine (the
"Vending  Machine")  in   June    of   1983  which  never attained
significant  sales.   In  January  of 1984,  the  Company acquired
Exidyne Fluid Technologies, Inc. which engaged in the planning, design, manufacture and installation of water conditioning systems,
primarily custom-designed, complex   water treatment  systems, but
that business was discontinued  in   January 1985  after suffering
losses and a substantial decline in  business. The Company  had no
operations from June 1985 through   August 31, 1986.  In 1987, the
Company resumed operations, broadening its business development efforts to include wholesale municipal water marketing in addition to water purification, though revenue was minimal. The Company's broadened business development activities include: Water Marketing, the marketing and sales of water rights, or the resale of purified water which has been processed using the Company's recycling technology as a wholesale municipal water supply to cities, municipalities and special districts in need of additional water supplies; and Technology Marketing, the marketing and sales of the Company's water recycling technology either through the licensing of the technology, or through providing wastewater/sewage treatment services to cities, municipalities and special districts. The Company has acquired assets which enable the Company to market water rights as a wholesale water supply source to municipal water providers and the Company has sought to contract for the return flow wastewater/sewage and apply the Company's water recycling technology to purify the wastewater/sewage into pure potable water for redistribution.

Description of Company's Assets

Paradise Water Rights

   In 1987, the Company acquired certain water rights, water wells and related assets from Paradise Oil, Water and Land Development Inc., which constitute the "Paradise Water Rights". The Paradise Water Rights include 70,000 acre feet of tributary Colorado River decreed water rights, a right-of-way permit from the United States Department of the Interior, Bureau of Land Management for the construction of a 70,000 acre foot reservoir and dam across federal lands, and four water wells ranging in depth from 900 feet to 1,800 feet. The water wells produce approximately 7,500 - 9,400 gallons per minute (which produce approximately 14,000 acre feet per well per year) with an artesian pressure of approximately 100 pounds per square inch.

   Geographically, there are two significant markets for the Paradise Water Rights--water users in the downstream states of
Arizona, Nevada and California and water users in the Denver metropolitan area. The Company is currently pursuing the sale and development of the Paradise Water Rights as a wholesale municipal water supply to cities, municipalities and special districts in these downstream states, as well as municipal water providers throughout the Denver metropolitan area. Other potential development opportunities for the Paradise Water Rights include the utilization of the artesian pressure for hydroelectric power generation, water leasing to agricultural interests, mineral interests, and recreational interests to mention a few. Currently, the Company has outstanding proposals to several public and private companies for the sale of the Paradise Water Rights.

Rangeview Water Rights

   In 1988, the Company initiated efforts to acquire the rights to approximately 10,000 acre feet of non-tributary groundwater rights located in the four principal aquifers known as the Denver Basin Aquifers. From June 1988 through June 1989, the Company made payments of $750,000 to the Rangeview Metropolitan District (the "District") for an Option and Purchase Agreement to purchase approximately 10,000 acre feet of non-tributary groundwater rights. From June 1989 through November 1990, the Company sought to expand its acquisition of the Rangeview project to include the acquisition of the 10,000 acre feet of non-tributary groundwater rights, the purchase of 40 acres of real property which constitute the boundaries of the District, and the purchase of Rangeview Metropolitan District Water Revenue Notes and Bonds. On November 14, 1990, Inco Securities Corporation ("ISC"), a company with which the Company had negotiated to obtain funding and a joint development agreement with respect to the Rangeview assets, entered into a new option and purchase agreement for the purchase of the 10,000 acre foot production right from the District (the "Rangeview Water Rights"). The option, as extended, currently expires February 12, 1997. In August of 1992, the Company in conjunction with ISC and other investors purchased the 40 acres of real property certain Rangeview Bonds, a portion of which are held by other investors.

   The term "production right" describes an annual right to extract an amount of water from a non-tributary groundwater formation at the rate of one percent per year. The 10,000 acre feet Rangeview Water Rights enables the Company to extract water from all of the Denver Basin aquifers at the rate of 10,000 acre feet per year for a minimum of 100 years, or as long as the aquifers produce water. The aggregate amount of water granted pursuant to the 10,000 acre feet of water production rights is 1,000,000 acre feet. Pursuant to a Water Rights Commercialization Agreement entered into in December 1990 between the Company and ISC, the Company has the right to market the Rangeview Water Rights, and the Company has an option to acquire the Rangeview Water Rights, and additional Rangeview Bonds.

    There are over 100 independent municipal water providers throughout the Denver metropolitan area which constitute the market for the sale and development of the Rangeview Water Rights. The Company is currently attempting to market the Rangeview Water
Rights   as   a  wholesale  municipal  water  supply   to   cities,
municipalities   and  special  districts  throughout   the   Denver
metropolitan area.

   As discussed in Item 3 "Legal Proceedings", during fiscal 1995 the Company joined in a lawsuit against the Colorado State Board of Land Commissioners (the "Board"). On March 1, 1995, a counterclaim was filed by the Board against the Rangeview Metropolitan District, the Company and other plaintiffs. Based on settlement discussions subsequent to the fiscal year ended August 31, 1995, management believes the Rangeview litigation will be settled on terms acceptable to the Company during fiscal year 1996.

Recycling Technology

   The Company is also marketing and continuing the development of its water recycling technology. The Company has shifted its strategic market focus for its recycling technology from the single-family home market to the municipal wastewater/ sewage treatment
market.   In conjunction with the marketing of the Company's  water
rights,  the  Company is negotiating to provide wastewater/  sewage
treatment  services  to  municipal water  providers.   The  Company
intends to utilize its patented water recycling technology to recycle large quantities of water for redistribution as a wholesale water supply product.

   Description of Business. In 1987, the Company acquired the Paradise Water Rights which are described above under the heading "Description of Company's Assets - Paradise Water Rights."

   In June 1988, the Company entered into an agreement with the District for the purchase of a water production right to approximately 10,000 acre feet of water per year. In December of 1990, the Company entered into a Water Rights Commercialization Agreement ("WCA") with ISC, a subsidiary of INCO Limited, with respect to the joint marketing of an option to purchase 10,000 acre feet of the Rangeview Water Rights. Since that time, and throughout fiscal 1995, the primary activity of management of the Company has been negotiating arrangements for development and sale of the water, seeking funds to finance the purchase and development of the water, and other matters related to the Rangeview Water Rights.

    The Rangeview water draws water from several geological formations and lies beneath a 36 square mile parcel of land owned by the State of Colorado located approximately 12 miles south and east of Denver. The District, a quasi-municipal, political subdivision of the State of Colorado, is a special district empowered to provide water and sanitation services, with the ability to issue tax-exempt municipal bonds and to enter into other governmental financing arrangements to provide service to its service area. It provides an operational entity capable of administering the water and sanitation system once in place and empowered to charge service rates and fees necessary to support that operation.

   The Company's potential customers include the more than 100 independent municipal water providers who service the Denver metropolitan area with more than 2 million residents. The over 100 area water providers obtain their water supplies from a variety of sources including their own developed supplies, supplies purchased from other area water providers, and supplies purchased from the holders of private water rights.

    Much like water supply, area water providers also have independent wastewater and sewage treatment service capabilities. In conjunction with the marketing of the Company's water rights, the Company is negotiating to provide wastewater/sewage treatment services to municipal water providers.

   The Company has made formal presentations to as many as 18 of these area water providers during the fiscal year ended 1995. The Company is also pursuing the sale of the Paradise Water Rights to cities, municipalities, and special districts in the downstream states of Arizona, Nevada, and California. However, there are certain restrictions under Colorado law to the transportation of water rights from one state to another, including a requirement of obtaining a court decree authorizing the use of the water rights out of state and compliance with interstate compact or agreements, which may need to be resolved or complied with before the Paradise Water Rights can be sold to users outside of Colorado. The Company has developed numerous legal, engineering and financial modeling studies which have aided its proposals and presentations to municipal water providers. To date, the Company has not reached an agreement with a municipal water provider for the sale of the Rangeview Water Rights or the Paradise Water Rights.

  The Company will not realize revenues from its water rights until such rights are sold. The marketing and sale of the Rangeview Water Rights may be conditional on the resolution or settlement of the lawsuits more fully discussed in Item 3 "Legal Proceedings." There are no impediments to the Company generating revenues through the sale of its Paradise water rights other than locating a willing and able buyer. The water rights could be sold for a lump sum, pursuant to an installment contract, for payments from tap fees as users are connected to a water delivery system, or some combination of the above. It is contemplated that a municipality purchasing the water rights would provide the capital for any water delivery system. The timing of the receipt of revenues would depend on the terms of any sales contract ultimately entered into. Similarly, the Company is negotiating arrangements for the sale or license of its recycling technology. Again there are no impediments to the sale or licensing of the Company's technology other than locating a willing and able buyer or licensee.

  The development of the water rights would require the drilling of water wells in the case of the Rangeview Water Rights, or the construction of a dam in the case of the Paradise Water Rights, the installation of pipelines, and the installation of storage facilities to regulate the flow of water. The development of the water rights may be done by the purchaser or the purchaser may contract for development with outside private companies. The Company anticipates that if the purchasing water provider would like the water developed and delivered by the Company that the Company would contract for these services with private contractors.

   The Company's business of water sales is subject to competitive factors as water providers desiring water will consider alternative sources. The Company is aware of several other private water companies who are attempting to market competing water rights to municipal water providers in the Denver metropolitan area. In addition, municipal water providers seeking to acquire water rights evaluate independent water rights owned by individuals, farmers, ranchers etc., in acquiring water rights. The principal factors affecting competition in this regard include, but may not be limited to, the availability of water for the particular purpose, the cost of delivery of the water to the desired location, the availability of water during dry year periods, the quality of the water source, and the reliability of the water supply. The Company believes that its water rights offer the Company a competitive advantage over its competition due to the water right's status of being designated for municipal use by decrees issued by Colorado water courts, quantity of water available, quality of water, location (with Rangeview's location only one mile from the Denver metropolitan area, and Paradise's location to deliver water to either downstream or Denver area water users), and price. The quantity of the water rights has been determined by court decrees of the Colorado water courts. The Company has also had the quality and quantity of the Rangeview and Paradise Water Rights evaluated by appraisers and water engineers. The water quality meets or exceeds all current federal and state drinking water standards.

   The Company's business activities of water purification and municipal water recycling are also subject to competition from municipal water providers who also provide wastewater/ sewage processing and from regional wastewater/sewage processors. The Company is not aware of any private companies providing wastewater/sewage treatment services in the Denver region. The Company believes that it could have a competitive advantage through technology which utilizes no toxic chemicals and which can be applied economically to process wastewater/sewage to more stringent standards than is currently utilized by other wastewater/sewage processors. All residual material can be composted into a high grade fertilizer for agricultural use.

   If the Company is successful in selling water, the construction of wells, dams, pipelines and storage facilities would require compliance with environmental regulations. The Company does not currently anticipate engaging in such construction activities. It is anticipated that a purchaser of the water rights would undertake the construction required to deliver the water to its users or the Company would contract with private contractors for construction services. If the Company were to ultimately agree to provide such facilities, the Company could incur substantial capital expenditures to comply with governmental regulations. However, the Company cannot assess such costs until the purchaser of the water rights and the nature of the water delivery system required has been determined. Similarly if the Company were to obtain a contract for treatment of wastewater and sewage, governmental regulations concerning drinking water quality and wastewater discharge quality may be applicable. However, until the Company has a contract proposal specifying the quantity and type of wastewater to be treated and the proposed use of such treated water, the cost of regulatory compliance cannot be determined.

  The Company holds several patents in the United States and abroad related to its water recycling system and components thereof. The value to the Company of these patents is dependent upon the Company's ability to adapt its water recycling system to larger scale users, or to develop other uses for the technology. These patents will expire in the late 1990's.

  The Company currently has four employees.

Item 2.   Description of Property.

   The Company currently leases office facilities at the address shown on the cover page.

  The Company has acquired approximately 70,000 acre feet of conditional water rights, water wells and related assets in the State of Colorado by assignment and quit claim deed. See "Item 1. Description of Business - Description of Company's Assets -
Paradise Water Rights."

Item 3.   Legal Proceedings.

   In October 1994, the Company joined in a lawsuit initiated by others including the Rangeview Metropolitan District (the "District"), brought in the District Court of the City and County of Denver, Colorado, against the Colorado State Board of Land
Commissioners (the "Board") seeking a declaratory judgment affirming that the lease, as amended, (the "Lease"), from the Board to the District is valid and enforceable. Under the Lease, the Board leased the development rights to ground water underlying certain lands controlled by the Board, to the current lessee, the District. The Company has an interest in such water by reason of agreements entered into between the District and other parties.

   On March 1, 1995, a counterclaim was filed by the Board against the District, the Company and other plaintiffs, in which the Board asserts that the Lease is void because the original lessee breached his fiduciary duty to the Board and that successive lessees have breached the Lease. The Board also claims damages of unspecified amounts against the plaintiffs, including the Company, because of alleged wrongs done in connection with the Lease and subsequent transactions.

   Based on settlement discussions subsequent to the fiscal year ended August 31, 1995, management believes that the Rangeview litigation will be settled on terms acceptable to the Company during fiscal year 1996. However, if the Board were to change its current position on settling the matter and were it to prosecute and prevail in its claims that the Lease is void or unenforceable, that would have an effect on the Company's contractual rights under its Water Commercialization Agreement related to the water covered by the Lease and would have a materially adverse effect on the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of stockholders during the fourth quarter ended August 31, 1995.

                              PART II

Item  5.    Market  for  the common Equity and Related  Stockholder
            Matters.

Markets

   The table below shows for the quarter indicated the high and low bid prices of the Common Stock on the over-the-counter market and the NASDAQ Bulletin Board as applicable. In February of 1994, the Company's Common Stock began trading on the NASDAQ Bulletin Board Exchange under the trade symbol PCYL. As of November 22, 1995, there were 4,290 holders of record of the Company's Common Stock.

     Calendar Quarter                   Low            High
     ----------------                   ---            ----

     1994      First                    $.125          $.325
               Second                   $.125          $.325
               Third                    $.125          $.25
               Fourth                   $.125          $.25

     1995      First                    $.0625         $.15
               Second                   $.05           $.12
               Third                    $.07           $.11
               Fourth                   $.07           $.25


   Quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Dividends

   The Company has never paid any dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future.

Item   6.    Management's  Discussion  and  Analysis  or  Plan   of
             Operation.

Introduction.

   The Company's principal business activities are focused on the wholesale commercial development of its water rights to cities, municipalities and special districts serving water to residential, commercial and industrial consumers. The Company has options to purchase 10,000 acre feet of water rights which currently extend through February 12, 1997. Additionally, the Company owns approximately 70,000 acre feet of Colorado River water rights on Colorado's western slope which the Company seeks to market to users in Arizona, Nevada and southern California.

Plan of Operation

  During past years, the Company has continued operations primarily through long term debt financing from certain related parties including the Company's President and major stockholder. Since 1992, the Company has funded operations by equity financings and by marketing the right to share in future proceeds from the sale of its Rangeview Water Rights to private individuals, companies and institutions with an interest in the municipal wholesale water supply market.

   The Company is aggressively pursuing the marketing and sales of its water rights to municipal water providers in the Denver metropolitan region as well as users in Arizona, Nevada and California to generate current and long term revenue sources for the Company. During the fiscal year ended 1995, the Company has presented wholesale water supply proposals to 18 municipal water providers throughout the Denver metropolitan area with respect to the sale of 10,000 acre feet of Rangeview Water Rights. Additionally, during the fiscal year ended 1995, the Company has presented wholesale water supply proposals to private and municipal water providers in Nevada, Arizona and California for the sale of the Company's 70,000 acre feet of Paradise Water Rights, understanding that certain legal issues relating to interstate water rights transfers may exist. The Company continues to discuss water supply arrangements with private companies and municipal water providers to whom it has made proposals and continues to identify and market its water rights to other private companies and municipal water providers. At this time the Company is not able to determine the timing of such sales, and there can be no assurance that sales can be made on terms acceptable to the Company or that it will be feasible to deliver the water to the ultimate users. In the event such sales are not achieved, the Company may sell additional portions of the Company's profits interest pursuant to the Rangeview WCA, incur additional short or long-term debt obligations or seek to sell additional shares of Common Stock, Preferred Stock or stock purchase warrants as deemed necessary by the Company to generate operating capital. The Company's ability to ultimately realize its investment in its two primary water projects is dependent on its ability to successfully market the water, or in the event it is unsuccessful, to sell the underlying water rights.

Results of Operations

Summary:

  The Company continues to operate at a loss with operating capital funded through equity financings and the sale of rights to participate in the proceeds from the sale of the Company's Rangeview Water Rights.

Year Ended August 31, 1995 compared to the Year Ended August 31, 1994:

  The Company's general and administrative expenses for fiscal 1995 decreased approximately $24,000 or 7% to $342,000 as compared to $367,000 for fiscal year ended August 31, 1994, due primarily to a decrease in professional and legal fees, research and development costs and travel related costs. The Company's net loss for fiscal 1995 increased approximately $9,000 or 2% to $515,000 as compared to $506,000 for fiscal year ended August 31, 1994. The increase in the net loss for fiscal 1995 over fiscal 1994 was due primarily to the recognition of $58,667 in extraordinary gains from the extinguishment of debt in 1994 compared to $4,884 recognized in 1995.

Year Ended August 31, 1994 compared to the Year Ended August 31, 1993:

  The Company's general and administrative expenses for fiscal 1994 decreased approximately $102,000 or 22% to $367,000 as compared to $469,000 for fiscal year ended August 31, 1993, due primarily to a decrease in professional accounting and legal fees. The Company's net loss for fiscal 1994 increased approximately $77,000 or 18% to $506,000 as compared to $429,000 for fiscal 1993 due primarily to a decrease in extraordinary gains on the extinguishment of debt as compared to 1993.

Liquidity and Capital Resources:

   At August 31, 1995, current assets exceed current liabilities by
approximately  $759,000  and,  the  Company  had  cash   and   cash
equivalents of $865,803.

   Cash used in operating activities for fiscal 1995 was approximately $259,000. Based on budgeted operating costs, it is anticipated that a similar level of operating cash outflows will be incurred during fiscal 1996.

   Cash flows from financing activities of approximately $1,023,000 in fiscal 1995 resulted, primarily, from the sale of securities held at August 31, 1994 which were sold during fiscal 1995.

   Pursuant  to  agreements reached during  fiscal  1995  with  the
President of the Company and with a creditor affiliated with the Company, the payment of certain certain notes totaling $1,987,740 have been deferred to October 1997. As discussed in note 8, during August 1995, the Company entered into an agreement with a related party whereby the Company exchanged a portion of its profits interest in the WCA and agreed to pay $21,453 to retire a note payable totaling $217,235, including accrued interest.

   During 1993, a judgment in the amount of $214,000 was awarded to a broker pursuant to a complaint filed against the Company in October of 1991. The Company reached a settlement agreement with the broker which involved the payment of $60,000 and $154,000 plus 8% interest due on or before October 1, 1995. The note is currently in default.

  As discussed in Note 11 and above, during fiscal 1995 the Company joined in a lawsuit against the Colorado State Board of Land Commissioners (the "Board"). On March 1, 1995, a counterclaim was filed by the Board against the Rangeview Metropolitan District, the Company and other plaintiffs. During 1995, the Company paid approximately $89,000 in legal fees in connection with its efforts to settle the suits and, it is expected that the Company will continue to incur legal costs related to the settlement of these lawsuits.

   Based on cash budgets prepared by management and excluding the raising of additional capital through debt or equity financings, at its current activity level, the Company is capable of sustaining its operating activities through fiscal 1997.

   Development of any of the water rights that the Company has, or is seeking to acquire, will require substantial capital investment by the Company. Any such additional capital for the development of the water rights, including the capital to pay the remaining portion of the purchase price for the Rangeview Water Rights, is anticipated to be financed by the municipality purchasing such water rights or through the sale of water taps and water delivery charges. A water tap charge refers to a charge imposed by a municipality to permit a water user access to a water delivery system (i.e. a single-family home's tap into the municipal water system), and a water delivery charge refers to a water user's monthly water bill, generally based on a per 1,000 gallons of water consumed.

New Accounting Standard:

   Statement of Financial Accounting Standard No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets To Be Disposed Of", requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company is not required to adopt SFAS No. 121 until fiscal year ending August 31, 1996. The Company does not anticipate that its adoption of SFAS No. 121 will have a significant effect on the carrying value of its long-lived assets, primarily investments in water projects.

Item 7.     Financial Statements.


                                                        Page
                                                        ----

Independent Auditors' Reports                           13

Consolidated Balance Sheets                             14
Consolidated Statements of Operations                   15
Consolidated Statements of Stockholders' Equity         16-18
Consolidated Statements of Cash Flows                   19-20
Notes to Consolidated Financial Statements              23-27

                   Independent Auditors' Report

The Board of Directors
Pure Cycle Corporation:

We have audited the accompanying consolidated balance sheets of Pure Cycle Corporation and subsidiary (a development stage enterprise) as of August 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended and for the period from September 1, 1986 to August 31, 1995. These financial statements are the responsibility of the Company's
management.   Our responsibility  is  to  express  an  opinion  on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Pure Cycle Corporation and subsidiary for each of the years in the five-year period ended August 31, 1991. The financial statements for each of the years in the four-year period ended August 31, 1991 were audite d by other auditors whose reports contained explanatory paragraphs discussing the uncertainty about the Company's ability to continue as a going concern. The financial statements for the year ended August 31, 1987 were audited by other auditors who have ceased operations and whose reports contained an explanatory paragraph discussing the uncertainty about the Company's
ability to continue as  a going  concern.   Our  opinion, insofar  as it
relates to  the cumulative amounts for the years in the five-year period
ended   August  31,  1991 included  in  the  statements  of  operations, stockholders' equity and cash flows for the period from September 1, 1986 to August 31, 1995, is based solely upon the reports of the other auditors, which reports have been furnished to us.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation and subsidiary as of August 31, 1995 and 1994 and the results of their operations and their cash flows for the years then ended and, based on our audits and the reports of the other auditors the period from September 1, 1986 to August 31, 1995, in conformity with generally accepted accounting principles.



                                           KPMG Peat Marwick LLP

Denver, Colorado
October 21, 1995

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED BALANCE SHEETS

                                                       August 31
                                                -----------------------
ASSETS                                           1995              1994
                                                 ----              ----
Current Assets:
  Cash and cash equivalents                  $   865,803       $   122,441
  Marketable securities                            3,429         1,285,329
  Note receivable (Note 2)                       119,327                --
  Prepaid expenses and other current assets       16,037             4,507
                                              ----------        ----------
     Total current assets                      1,004,596         1,412,277

Investments in water projects:
  Paradise water rights                        5,462,457         5,454,081
  Rangeview water commercialization
   agreement (Rangeview WCA) (Note 3)          5,856,194         5,758,335
  Sellers Gulch water rights                      31,997                --
Equipment, at cost, net of accumulated
 depreciation of $9,514 and $6,699                 5,359             7,495
Patents, net of accumulated amortization
 of $34,776 and $32,696 in 1995 and 1994,            684             2,770
 respectively
Other assets                                      22,596            27,196
                                              ----------        ----------
                                            $ 12,383,883      $ 12,662,154
                                              ==========        ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term
     debt (Note 4)                          $    185,460      $         --
  Accounts payable                                60,450             9,638
                                               ---------         ---------
     Total current liabilities                   245,910             9,638

Long-term debt payable to related parties,
   less current maturities (Note 4)            2,888,296         3,090,315
Other non-current liabilities                    120,228           113,088

Minority interest in Rangeview WCA (Note 3)    4,020,630         3,945,630

Stockholders' equity (Notes 6,7 and 8):
  Preferred stock, par value $.001 per
     share; authorized - 25,000,000 shares:
       Series A - 1,600,000 shares issued
       and outstanding                             1,600             1,600
      Series B - 432,513 shares issued and
       outstanding                                   433               433
  Common stock, par value 1/3 of $.01 per
     share; authorized - 135,000,000 shares;
     issued and outstanding 78,439,763 shares    261,584           261,584
  Additional paid-in capital                  23,615,561        23,494,779
  Deficit accumulated during
   development stage                         ( 6,043,987)      ( 5,528,541)
  Deficit accumulated prior to
September 1, 1986                            (12,726,372)      (12,726,372)
                                              ----------        ----------
     Total stockholders' equity                5,108,819         5,503,483
                                              ----------        ----------
Commitments and contingency (Note 11)       $ 12,383,883       $12,662,154
                                              ==========        ==========

        See Accompanying Notes to Consolidated Financial Statements

                           PAGE 14 OF 38

              PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Years ended August 31         Cumulative
                                    ---------------------      Sept. 1,1986 to
                                      1995          1994        Aug. 31, 1995
                                      ----          ----        -------------
General and administrative
 expense:
  Related parties (Note 8)         $      --      $( 29,543)     $(  908,215)
  Other                             (342,886)      (337,405)      (2,591,505)
                                     -------        -------        ---------
   Total general and
     administrative expense         (342,886)      (366,948)      (3,499,720)
Other income (expense):
 Interest expense:
   Related parties                  (188,054)      (189,725)      (1,218,433)
   Other                            ( 24,020)      ( 20,143)      (  490,760)
 Loss on abandonment of
   options on water rights                --             --       (  850,000)
 Financing expense on
   purchase of water rights
   option                                 --             --       (  200,000)
 Financing cost for issuance
   of stock below market
   price                                  --             --       (  187,500)
 Loss on abandonment of
   power plant equipment                  --             --       (  242,500)
 Gain from waived put options             --             --           40,950
 Loss on marketable equity
   securities                       (  3,611)            --       (    3,611)
 Interest Income                      38,241             --           38,241
 Other, net                               --         11,900           57,923
                                     -------        -------        ---------
   Loss before
     extraordinary item             (520,330)      (564,916)      (6,555,410)

Extraordinary gain on
 extinguishment of debt (Note 5)       4,884         58,677          511,423
                                     -------        -------        ---------
   Net loss                        $(515,446)     $(506,239)     $(6,043,987)
                                     =======        =======        =========
Primary and fully diluted
 loss per common share:
  Loss before extraordinary
   item                                $ (.01)       $ (.01)
  Extraordinary item                       --            --
                                        -----         -----

Net loss per common share              $ (.01)       $ (.01)
                                        =====         =====

Weighted average common
 shares outstanding                78,439,763    78,439,763
                                   ==========    ==========


      See Accompanying Notes to Consolidated Financial Statements

                           PAGE 15 0F 38

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
              Years Ended August 31, 1995, 1994, 1993

                                                                                        Deficit
                                                                                      Accumulated
                                  Common Stock        Preferred Stock    Additional    During the
                                -----------------     ----------------     Paid-in    Development
                                Shares     Amount     Shares    Amount     Capital       Stage
                                ------     ------     ------    ------     -------    -----------
Balance at August 31, 1993    78,439,763  $261,584          --  $   --  $21,464,298  $ (5,022,302)

Sale of Preferred Stock
Series A for cash (Note 7)            --        --   1,600,000   1,600    1,598,400           --
Issuance of Preferred Stock
Series B in exchange for
debt (Note 8)                         --        --     432,513     433      432,081           --
Net Loss                              --        --          --      --           --   (  506,239)
                              ----------   -------   ---------   -----   ----------    ---------
Balance at August 31, 1994    78,439,763   261,584   2,032,513   2,033   23,494,779   (5,528,541)

Retirement of note payable
with a related party in
exchange for an interest
in the Water Commercial-
ization Agreement
(Notes 4 and 8)                       --        --          --      --      120,782           --
Net Loss                              --        --          --      --           --   (  515,446)
                              ----------   -------   ---------   -----   ----------    ---------
Balance at August 31, 1995   $78,439,763  $261,584   2,032,513  $2,033  $23,615,561  $(6,043,987)
                              ==========   =======   =========   =====   ==========    =========

    See Accompanying Notes to Consolidated Financial Statements

                           PAGE 16 OF 38

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
     Cumulative from September 1, 1986 through August 31, 1995

                                                                                       Deficit
                                                                                     Accumulated
                                      Common Stock    Preferred Stock   Additional    During the
                                   -----------------  ----------------    Paid-in    Development
                                   Shares     Amount  Shares    Amount    Capital       Stage
                                   ------     ------  ------    ------    -------    -----------
Balance, September 1, 1986       59,721,797  $199,077     --  $     --  $11,869,506  $        --
Fiscal Year 1987 transactions:
Net Loss                                 --        --     --        --           --   (  139,906)
Fiscal Year 1988 transactions:
Stock issued for debt               250,000       833     --        --       11,667           --
Sale of stock                     1,255,466     4,185     --        --    5,371,522           --
Net loss                                 --        --     --        --           --   (  626,583)
Fiscal Year 1989 transactions:
Payment for services with
 stock donated by President              --        --     --        --      291,250           --
Net loss                                 --        --     --        --           --   (  980,793)
Fiscal Year 1990 transactions:
Redeemable common stock
 redemption premiu                       --        --     --        --   (   45,625)          --
Expenses paid with stock
 donated by President                    --        --     --        --        7,000           --
Net loss                                 --        --     --        --           --   (  614,266)
Fiscal Year 1991 transactions:
Put options waived                  315,000        --     --        --           --           --
Foreclosure on debt collat-
 eralized by shares of stock
 pledged by the President                --        --     --        --       85,080           --
Sale of stock options:
 cash                                    --        --     --        --      100,000           --
 Excess of market value
  over option price                      --        --     --        --      187,500           --
 Net loss                                --        --     --        --           --   (1,751,701)
Fiscal Year 1992 transactions:
Put options expired               1,997,500     6,658     --        --      223,017           --
Common shares contributed by
 President and majority
 stockholder                        100,000        --     --        --           --           --
Common shares issued as
 additional interest expense     (  100,000)       --     --        --       25,000           --
Foreclosure on debt collat-
 eralized by shares of stock
 pledged by the President                --        --     --        --       86,088           --
Repurchase of options                    --        --     --        --   (  100,000)          --
Sale of common stock             13,900,000    47,497     --        --    2,852,503           --
Net loss                                 --        --     --        --           --   (  480,585)
Fiscal Year 1993 transactions:
Put options expired                 200,000       667     --        --       19,333           --
Foreclosure on debt
collateralized by shares
of stock pledged by
President                                --        --     --        --      209,250           --
Foreclosure on debt
collateralized by shares
of stock pledged by
President and reissued
by Company                          800,000     2,667     --        --      271,207           --
Net Loss                                 --        --     --        --           --   (  428,468)
                                 ----------   -------  -----     -----      -------    ---------
Balance carried forward          78,439,763  $261,584     --    $   --  $21,464,298  $(5,022,302)
                                 ==========   =======  =====     =====   ==========    =========

                            (continued)

                           PAGE 17 OF 38

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
     Cumulative from September 1, 1986 through August 31, 1995
                            (CONTINUED)

                                                                                        Accumulated
                                     Common Stock         Preferred Stock   Additional   During the
                                  ------------------     -----------------    Paid-in   Development
                                  Shares      Amount     Shares     Amount    Capital      Stage
                                  ------      ------     ------     ------    -------   -----------
Balance at August 31, 1993
   (carried forward)             78,439,763  $261,584  $       --  $   --  $21,464,298  $(5,022,302)
Fiscal Year 1994 transactions:
Sale of Preferred Stock
 Series A for cash                       --        --   1,600,000   1,600    1,598,400           -
Issuance of Preferred Stock
 Series B in exchange for
 debt                                    --        --     432,513     433      432,081           --
Net loss                                 --        --          --      --           --   (  506,239)
Fiscal Year 1995 transactions:
Assignment of note payable
with a related party in
exchange for an interest
in the Water Commercial-
ization Agreement
(Notes 4 and 8)                          --        --          --      --      120,782           --
Net Loss                                 --        --          --      --           --   (  515,446)
                                 ----------   -------   ---------   -----   ----------    ---------
Balance at August 31, 1995       78,439,763  $261,584   2,032,513  $2,033  $23,615,561  $(6,043,987)
                                 ==========   =======   =========   =====   ==========    =========



    See Accompanying Notes to Consolidated Financial Statements

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  Years ended August, 31      Cumulative
                                  ----------------------    Sept.1, 1986 to
                                     1995         1994       Aug.31, 1995
                                     ----         ----       ------------
Cash flows from operating
 activities:
  Net loss                      $(  515,446)   $(  506,239)   $(6,043,987)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
  Depreciation and
   amortization                       4,900          4,726         28,285
 Amortization of debt
   issuance costs                     4,600         11,500         23,000
  Loss)/gain on sale of
   marketable securities              3,611     (   11,900)    (   24,809)
  Accretion of discount
   on long-term debt                 11,749         20,940         69,630
  Common shares issued as
   additional interest
   expense                               --             --         25,000
  Extraordinary gain on
   extinguishment of debt         (   4,884)    (   58,677)    (  511,423)
  Loss on abandonment of
   option on water rights                --             --        750,000
  Financing expense on
   purchase of water option              --             --        200,000
  Financing costs for
   issuance of stock options
   below market price                    --             --        187,500
  Gain on put options waived             --             --     (   40,950)
  Loss on abandonment of
   power plant equipment                 --             --         62,500
  Payment for services and
   expenses with common stock
   donated by President                  --             --        298,250
  Other unrealized loss on
   marketable securities                 --             --          1,143
  Increase in accrued interest
   on note receivable            (    3,327)            --     (    3,327)
  Other                                  --             --     (    1,065)
  Changes in:
   Prepaid expenses and
     other current assets        (   11,530)         1,268     (   11,087)
   Accounts payable and
     accrued liabilities             62,836     (  118,130)       435,945
   Accrued interest                 188,927        176,012      1,418,119
                                  ---------      ---------      ---------
    Net cash used in
     operating activities        (  258,564)    (  480,500)    (3,137,276)
                                  ---------      ---------      ---------

                           ( Continued)

              PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (CONTINUED)

                                      Years ended August, 31      Cumulative
                                      ----------------------   Sept.1, 1986 to
                                       1995            1994      Aug.31, 1995
                                       ----            ----      ------------
 Cash flows from investing
  activities:
   Investments in water rights     $(  138,232)   $(   50,134)   $(2,185,628)
   Purchase of marketable
     securities                             --     (1,250,000)    (2,000,000)
   Proceeds from sale of
     marketable securities           1,278,289        230,000      2,024,809
   Increase in note receivable      (  116,000)            --     (  116,000)
   Purchase of equipment            (      678)    (    1,971)    (   14,872)
   Increase in other assets                 --     (    2,181)    (  106,595)
                                     ---------      ---------      ---------
     Net cash provided by
      (used in) investing
      activities                   $ 1,023,379     $(1,074,286)  $(2,398,286)
                                     ---------       ---------     ---------

 Cash flows from financing
 activities:
  Proceeds from issuance
   of debt                         $       --      $    26,542   $ 2,677,629
  Repayments of debt                (  21,453)      (   16,226)   (1,024,690)
  Proceeds from sale of
   common stock                            --               --     2,900,000
  Proceeds from sale of
  Series A convertible
   Preferred stock                         --        1,600,000     1,600,000
  Proceeds from issuance of
   redeemable common stock                 --               --       245,000
  Proceeds from issuance of
   stock options                           --               --       100,000
  Repurchase of stock
   options                                 --               --    (  100,000)
                                     --------        ---------     ---------
    Net cash provided by
     (used in) financing
     activities                      ( 21,453)       1,610,316     6,397,939
                                      -------        ---------     ---------
    Net increase (decrease)
     in cash and cash
     equivalents                      743,362           55,530       862,377

    Cash and cash equivalents
     beginning of period              122,441           66,911         3,426
                                      -------        ---------     ---------
    Cash and cash equivalents
     end of period                   $865,803       $  122,411    $  865,803
                                      =======        =========     =========

    See Accompanying Notes to Consolidated Financial Statements

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  August 31, 1995, 1994, and 1993

NOTE 1 - ORGANIZATION AND BUSINESS, BASIS OF PRESENTATION AND
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIE

Organization and Business

  Pure Cycle Corporation (the "Company") was incorporated under the laws of the State of Delaware on April 1, 1976, to develop, manufacture and market waste water recycling systems. During 1987, the Company began a reorganization of its business, shifting emphasis from smaller scale water purification systems to acquiring water rights for future sales of water and subsequent reprocessing of that water with larger scale sewage treatment facilities.

   The fiscal year ended August 31, 1987 is considered the commencement of the current development stage activities of the Company. Accordingly, cumulative amounts from September 1, 1986 to August 31, 1995 have been reported in the statements of operation, stockholders' equity and cash flows.

  The Company is currently marketing the water from its two primary water projects to municipal water providers in the Denver metropolitan region as well as users in Arizona, Nevada and California. Although the Company believes it will be successful in marketing the water from one or both of its water projects, there can be no assurance that sales can be made on terms acceptable to the Company or that it will be feasible to deliver the water to the ultimate users. The Company's ability to ultimately realize its investment in its two primary water projects is dependent on its ability to successfully market the water, or in the event it is unsuccessful, to sell the underlying water rights.

Basis of Presentation

   During its development stage, the Company has funded the acquisition of certain water assets and operating capital primarily through equity and other financing agreements with investors with an interest in the wholesale municipal water development business. Funding has been primarily achieved through debt and equity financing instruments enabling investors to participate in the future revenues derived from the sale of the Company's water
assets.   The Company believes that at August 31, 1995 the  Company
has sufficient cash, cash equivalents, marketable securities and working capital to fund its operations for the next year or longer. There can be no assurances, however, that the Company will be successful in marketing the water from its two primary water projects in the near term. In the event sales are not achieved, the Company may sell additional profits interests in its water projects, incur additional short or long-term debt or seek to sell additional shares of common stock or stock purchase warrants as deemed necessary by the Company, to generate working capital.

Summary of Significant Accounting Policies

     Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Rangeview Development Corporation ("RDC"). All intercompany balances and transactions have been eliminated.

     Cash equivalents

   For purposes of the statement of cash flows, cash and cash equivalents includes all highly liquid debt instruments with an original maturity of three months or less.

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pervasiveness of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Marketable Securities

   In May 1993, the FASB issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", effective for fiscal years beginning after December 15, 1993. The Company classifies its investment in marketable securities as available-for-sale securities. Unrealized holding gains and losses have been recorded as a net amount in a separate component of stockholders' equity. Realized gains and losses have been recorded in operations for the year ended August 31, 1995.


     Investments in Water Projects

   The Paradise water rights represent Colorado River water rights, water wells, and a federal right-of-way permit for a dam site located near Debeque, Colorado. The Paradise water rights are recorded at cost.

  The investment in the Rangeview Water Commercialization Agreement ("Rangeview WCA") is stated at cost. The Company accounts for its investment in the Rangeview WCA as if it were a joint venture between the Company and other investors in the Rangeview Project. The Company owns a controlling interest in the project governed by the Rangeview WCA and accordingly is accounting for the Rangeview WCA on a consolidated basis. The interest attributable to the other investors in the Rangeview WCA has been reflected as minority interest in the accompanying consolidated financial statements.

   The Company periodically assesses its investment in water projects including the feasibility of the project or the marketability of the water or water rights. In connection with this assessment, the Company annually obtains an updated appraisal of the Paradise Water Rights. In the event an impairment of an investment in a water project is indicated, a valuation allowance will be provided for the amount of the impairment.

     Patents

   Patents are recorded at cost and are amortized on a straight-line basis over 17 years.

     Loss per common share

   Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants have been excluded from the calculation of loss per share as their effect is anti-dilutive.

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Income taxes

   Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("Statement No. 109") requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected
to be recovered or settled.  Under   Statement  109,  the effect on
deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Reclassifications

  Certain amounts have been reclassified for comparability with the 1995 presentation.

NOTE 2 - NOTE RECEIVABLE

   In 1995, the Company extended short-term credit to the Rangeview Metropolitan District. The loan permits borrowings up to $150,000, is unsecured, bears interest based on the prevailing prime rate plus 2% and, matures on December 31, 1995.

NOTE 3 - RANGEVIEW WATER RIGHTS COMMERCIALIZATION AGREEMENT

   In November and December of 1990, Inco Securities Corporation ("ISC"), entered into an agreement with the Rangeview Metropolitan District (the "District") to purchase 10,000 acre feet of water production rights and a joint Water Rights Commercialization Agreement which provides for the Company and ISC to jointly develop and market the Rangeview Water Rights. From November 1990 through fiscal year ended August 31, 1995, the Company, ISC and other investors made payments to the District totaling $1,075,000 for certain options which currently expire February 12, 1997. The Company purchased a right of first refusal to 40 acres of real
property  for  $201,000.   The  Company  made  payments to  certain
Rangeview Bond holders totaling approximately $3,700,000 purchasing approximately $9,730,000 in Rangeview Bonds. ISC and other investors hold approximately $5,778,000 in Rangeview Bonds pursuant to the WCA. During the same period, the Company raised approximately $3,935,000. In order to raise the funds for the above described financing, the Company issued notes to ISC totaling $424,000, warrants to purchase 21,800,000 shares of Common Stock at an exercise price of $.25 per share, issued 14,700,000 shares of Common Stock at $.25 per share, and issued 1,600,000 shares of Series A Convertible Preferred Stock at $1.00 per share. As of August 31, 1995, the Company has sold certain Profits Interests relating to the first $31 million in proceeds pursuant to the Rangeview WCA to be divided as follows: 42% to the Rangeview Project sellers, 47% to the Rangeview Project investors, 10.3% or $3,200,000 to the Series
A preferred Stock purchasers, and .7% or 215,000 to the Company. After the distributions pursuant to the Rangeview WCA, the Company has agreed to distribute the next $4 million in proceeds to LCH, Inc., a company affiliated with the Company's president. The next $432,513 in proceeds is payable to the holders of Series B Preferred Stock. The Company retains 100% of the Rangeview Project proceeds in excess of $35.5 million.

   If the final closing on the Rangeview Assets does not occur, ISC may transfer its interests in the Rangeview Assets to the Company in exchange for an approximately 5% ownership interest in the Company.

   In addition to the consideration described above, the Company capitalized certain legal and other costs relating to the acquisition of the Rangeview assets totaling $97,859, $30,863 and $324,273 during 1995, 1994 and 1993, respectively.

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM DEBT

   Long-term debt at August 31, 1995 and 1994 is comprised  of  the following:
                                                          1995         1994
Notes payable, including accrued interest, to
  President and majority stockholder; due October
  1997; interest at 8.36% to 9.01%; unsecured        $   338,060   $   316,700
Notes payable, including accrued interest,
  to related party; due October, 1997;
  interest at the prime rate plus 3%;
  secured by shares of stock owned by
  the President and majority stockholder               1,649,680     1,543,777
Notes payable, including accrued interest,
  to a related party corporation; due August 1997;
  interest ranging from 7.18% to 8.04%; unsecured        574,014       541,818
Notes payable, including accrued; due October 1995,
  interest at 8%; secured by $315,000 par value of
  Rangeview Bonds                                        185,460       173,180
Notes payable to two related party corporations;
  due February 1998; secured by 3,800
  acre feet of Paradise Water Rights
  net of discount (at 8.5%) of $11,749 in 1994           300,000       288,251
Note payable, including accrued interest,
  to related party; due September 1997;
  unsecured                                               26,542        26,542
Note payable, including accrued interest,
  to related party; due September 1995;
  interest at 15%; unsecured (canceled - see note 8)          --       200,047
                                                       ---------     ---------
     Total                                             3,073,756     3,090,315
Less current maturities of long term debt             (  185,460)           --
                                                       ---------     ---------
Long-term debt, less current maturities              $ 2,888,296   $ 3,090,315
                                                       =========     =========

Aggregate maturities of long-term debt are as follows:

   Year Ending August 31,           Amount
   ----------------------           ------

          1996                   $   185,460
          1997                       574,014
          1998                     2,314,282
                                   ---------
           Total                 $ 3,073,756
                                   =========

  During the fiscal year ended August 31, 1994 the Company paid interest expense, notes payable and long-term debt to related parties of approximately $106,000. During fiscal year 1995, the Company reached agreements with two related party note holders to defer payment of principal and accrued interest payable on certain notes totaling $1,987,740 to October 1997.

   As discussed in note 8, during August 1995 the Company entered into an agreement to retire a note payable to the Chairman of the Company. In return for cancelation of the note, the Chairman accepted payment of $21,453 and the assignment, by the Company, of a portion of its profits interest in the Rangeview WCA.

   As of August 31, 1995, the President and majority stockholder of the Company has pledged a total of 20,000,000 shares of common stock from his personal holdings as collateral on certain of the above notes payable.

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - OTHER NONCURRENT LIABILITIES

   As a result of the expiration of the Colorado statute of limitation, certain accounts payable to creditors and a note payable incurred prior to the Company's suspension of operations in 1985 totaling $4,884 and $58,677 in 1995 and 1994, respectively are considered extinguished and have been reflected as an extraordinary item in the accompanying consolidated statements of operations.

NOTE 6 - STOCKHOLDERS' EQUITY

     Stock Options

  On August 12, 1992, the Company purchased from ISC, for $100,000, the option issued to ISC to purchase 3,000,000 shares of the Company's common stock at an exercise price of $.25 per share.

   On June 15, 1992, the Company adopted an Equity Incentive Plan. In addition, on such date, the Company granted Mr. Fletcher Byrom and Ms. Margaret Hansson options to purchase 7,000,000 and 8,000,000 shares of common stock, respectively, at an exercise price of $.20 per share, through June 15, 1997. These shares were issued in exchange for options previously issued to Mr. Byrom and Ms. Hansson in June of 1989. Also on June 15, 1992, the Company granted Mr. Mark Harding and Mr. George Middlemas 4,000,000 and 1,000,000 options common, respectively, under such Plan at an exercise price of $.25 per share, through June 15, 1997.

   During the two years ended August 31, 1995, no options were exercised.

     Warrants

   In connection with agreements to sell a portion of the Company's Profits Interest in the Rangeview WCA as described in Note 2, the Company issued warrants to purchase 21,800,000 shares of the Company's stock at $.25 per share.

   During 1992, in connection with the repayment of a note payable, the Company issued to the holder of the note a two year warrant which expired in January 1995 to purchase 1,000,000 shares of the Company's common stock at a purchase price of $.30 per share.

   During the two years ended August 31, 1995, no warrants were exercised.

NOTE 7 - SERIES A PREFERRED STOCK

   On May 25, 1994, the Company sold 1,600,000 shares of Series A Convertible Preferred Stock $.001 par value, to Environmental Private Equity Fund II, L.P., Apex Investment Fund II, L.P., Proactive Partners L.P., Auginco, Anders C. Brag, Newell Augur Jr., William Peterson, and Stuart Sundlun (collectively "Series A Purchasers") for a purchase price of $1.00 per share or a total purchase price of $1,600,000. The holders of the Series A Convertible Preferred Stock are entitled to be paid a dividend amount equal to $2.00 per share to be paid from the Rangeview Assets or the proceeds of a disposition of the Rangeview Assets pursuant to the WCA. The Series A Preferred Stock can be converted into 4 shares of Common Stock at the election of the Company or the holders of the Preferred Stock.

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS/ SERIES B PREFERRED STOCK

   In August 1995 the Company and its Chairman reached an agreement to retire a note payable to the Chairman totaling $217,235 with accrued interest. In consideration for cancellation of the note, the Company agreed to pay $21,453 and assign $150,000 of its profit participation interest in the Rangeview WCA to the Chairman. Pursuant to the agreement, the Company has reflected the difference in the face amount of the note and the cash consideration as an increase in minority interest and additional paid in capital of $75,000 and $120,782, respectively.

   During years prior to 1994, the Company was charged for the reimbursement of costs, administrative services and rent expense
by  a  company  related  through   common ownership.  Payments were
deferred until September 1995 for payables totaling $432,513 to this related company. On August 31, 1994, the Company issued 432,513 shares of Series B Preferred Stock, $.001 par value, to LC Holdings Inc., in satisfaction of the payable. The holder of the Series B Preferred Stock is entitled to be paid a dividend amount equal to $1.00 per share to be paid from the Rangeview Assets or the proceeds from a disposition of the Rangeview Assets after the interest from the WCA and the Series A Convertible Preferred Stock have been satisfied.

NOTE 9 - INCOME TAXES

   The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 1995 and 1994 are presented below.

                                            1995           1994
                                            ----           ----
  Deferred tax assets:
    Net operating loss carryforwards    $ 1,449,000    $ 1,240,000
    Less valuation allowance             (1,449,000)    (1,240,000)
                                          ---------      ---------
    Net deferred tax asset              $        --    $        --
                                          =========      =========

   The valuation allowance for deferred tax assets as of September 1, 1994 was $1,240,000. The net change in the total valuation allowance for the year ended August 31, 1995 was an increase of $209,000.

    At August 31, 1995, the Company has net operating loss carryforwards for federal income tax purposes of $3,724,000 which are available to offset future federal taxable income, if any, through 2010.

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  10 - SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES

                                              Years ended August 31
                                            --------------------------
                                               1995            1994
                                               ----            ----

Issuance of Series B Preferred Stock              --          432,513
Long Term Debt A/P LC Holdings                    --         (432,513)
Debt exchanged for a profits interest
 in the WCA                                  120,782               --

   No cash was paid for interest in 1995. Cash paid for interest was approximately $1,083 in 1994.

NOTE 11 - CONTINGENCY

   In  October  1994, the Company joined in a lawsuit initiated  by
others  including   the   Rangeview   Metropolitan  District  (the
"District"), brought in the District Court of the City and County of Denver, Colorado, against the Colorado State Board of Land
Commissioners (the "Board") seeking a declaratory judgment affirming that the lease, as amended, (the "Lease"), from the Board to the District is valid and enforceable. Under the Lease, the Board leased the development rights to ground water underlying certain lands controlled by the Board, to the current lessee, the District. The Company has an interest in such water by reason of the WCA.

   On March 1, 1995, a counterclaim was filed by the Board against the District, the Company and other plaintiffs, in which the Board asserts that the Lease is void because the original lessee breached his fiduciary to the Board and that successive lessees have breached the Lease. The Board also claims damages of unspecified amounts against the plaintiffs, including the Company, because of alleged wrongs done in connection with the Lease and subsequent transactions.

   Based on settlement discussions subsequent to the fiscal year ended August 31, 1995, management believes that the Rangeview litigation will be settled on terms acceptable to the Company during fiscal 1996. However, if the Board were to change its position on settling the matter and were it to prosecute and prevail on its claims that the Lease is void or unenforceable, that would have an effect on the Company's contractual rights under the WCA related to the water covered by the Lease and would have a materially adverse effect on the Company.

Item  8.    Changes  in  and  Disagreements  with  Accountants   on
            Accounting and Financial Disclosure.

   There has been no change in the Company's independent auditors during the Company's two most recent fiscal years or any subsequent interim period.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

  The following are the officers and directors of the Company as of August 31, 1995:

          Name                  Age      Position(s) with the Company
          ----                  ---      ----------------------------
  Margaret S. Hansson . . . .    71      Director,  Chairman,  Vice President
  Fletcher L. Byrom . . . . .    77      Director
  Thomas  P.  Clark . . . . .    59      Director, President, Treasurer
  George M. Middlemas . . . .    44      Director
  Henry J. Sandri . . . . . .    43      Director
  Mark  W.  Harding . . . . .    32      Chief Financial Officer, Secretary

MARGARET S. HANSSON
   Ms. Hansson has been a Director of the Company since April 1977 and Chairman since September 23, 1983, and was the Chief Executive Officer of the Company from September 23, 1983 to January 31, 1984. Since May 1981, Ms. Hansson has been President of M. S. Hansson, Inc., a Boulder, Colorado firm which consults to and invests in small businesses. Ms. Hansson is Chief Executive Officer of AquaLogic, Inc., a Boulder, Colorado company she founded in 1992. From 1976 to May 1981, she was President of GENAC, Inc., a Boulder, Colorado firm, which she founded. From 1960 to 1975, Ms. Hansson was President and Chairman of the Board of Gerico, Inc., now Gerry Baby Products, a Boulder, Colorado manufacturing firm which she also founded. She is a Director of Norwest Banks, Stayodynamics, Inc., the Midwest Group of Trust Funds and Gateway Technologies, Inc. Ms. Hansson received her Bachelor of Arts degree from Antioch College.

THOMAS P. CLARK
   Thomas P. Clark has been a Director of the Company and President since June 29, 1987, and Treasurer since September 6, 1988. Mr. Clark is primarily involved in the management of the Company. His business activities include: President, LC Holdings, Inc. (business development), 1983 to present and, Partner, through a wholly owned corporation, of Resource Technology Associates (development of mineral and energy technologies), 1982 to present. Mr. Clark received his Bachelor of Science degree in Geology and Physics from Brigham Young University, Provo, Utah.

MARK W. HARDING
   Mark W. Harding joined the Company in February 1990 as Corporate Secretary and Chief Financial Officer. He brings a background in public finance and management consulting experience. From 1988 to 1990, Mr. Harding worked for Price Waterhouse in Management Consulting Services where he assisted clients in Public Finance services and other investment banking related services. Mr. Harding has a B.S. Degree in Computer Science, and a Masters in Business Administration in Finance from the University of Denver.

FLETCHER L. BYROM
   Fletcher L. Byrom has been a Director of the Company since April 22, 1988, and is a retired Chairman (1970-1982) and Chief Executive Officer (1967-1982) of Koppers Company, Inc. Mr. Byrom presently serves in the following positions: President and Director of MICASU Corporation and, board member of Thermadyne Holdings Inc.

GEORGE M. MIDDLEMAS
  George M. Middlemas is a general partner with the Apex Investment Partners, a diversified venture capital management group. From 1985 to 1991, Mr. Middlemas was Senior Vice President of Inco Venture Capital Management, primarily involved in venture capital investments for Inco. From 1979 to 1985, Mr. Middlemas was a Vice President and a member of the Investment Committee of Citicorp Venture Capital Ltd., where he sourced, evaluated and completed investments for Citicorp. Mr. Middlemas is a director of Security Dynamics Technologies, Inc., American Communications Services, Inc., and Pennsylvania State University - Library Development Board. Mr. Middlemas received Bachelor degrees in History and Political Science from Pennsylvania State University, a Masters degree in Political Science from the University of Pittsburgh and a Master of Business Administration from Harvard Business School.

HENRY J. SANDRI, Ph.D.
   Dr.  Henry  J.  Sandri has been a Director of the Company  since
April 1993. Dr. Sandri is an independent Natural Resource Consultant specializing in acquisitions, economic evaluations, strategic planning and project analysis. From 1988 to 1994 he was a Director of Business Development, Acquisitions and Property Management for Inco Exploration and Technical Services Inc., and an Assistant Vice President of Inco Ltd., responsible for evaluating and acquiring business opportunities. From 1987 to 1988 Dr. Sandri was a partner at Mineral and Energy Resource Consultants, specializing in acquisition analysis and strategic planning. From 1982 to 1987, Dr. Sandri was Senior Corporate Planner and Vice President, Research Applications for Burlington Northern Inc. Dr. Sandri received a Bachelor of Science in Foreign Service from Georgetown University, a Masters in Applied Economics from American University and a Ph.D. in Mineral Economics from Colorado School of Mines.

   None of the above persons is related to any other officer or director of the Company. All directors are elected for one-year terms which expire at the annual meeting of stockholders or until their successors are elected and qualified. The Company's officers are elected annually by the board of directors and hold office until their successors are elected and qualified.

   Mr. Middlemas was elected to the Company's board of directors pursuant to the EPFund Voting Agreement. See "Security Ownership of Certain Beneficial Owners and Management."

   Mr. Sandri was elected to the Company's board of directors pursuant to the Inco Voting Agreement. See "Security Ownership of Certain Beneficial Owners and Management"

Item 10.   Executive Compensation.


                         Annual Compensation
                 ------------------------------------
                                              Other
Name                                          Annual
and                                           Compen-
Principal        Fiscal    Salary    Bonus    sation
Position          Year       ($)      ($)      ($)
-----------------------------------------------------
Thomas P. Clark
Pres./CEO         1995     60,000      0        0
                  1994     80,000      0        0
                  1993     80,000      0        0


  For all other executive officers, consisting of one person, total annual salary and bonuses were less than $100,000.

Item  11.    Security  Ownership of Certain Beneficial  Owners  and
             Management.

   The following table sets forth, as of November 29, 1995, the beneficial ownership of the Company's issued and outstanding Common Stock, Series A Preferred Stock and, Series B Preferred Stock by each person who owns of record (or is known by the Company to own beneficially) 5% or more of the of each such class of stock, by each director of the Company, and by all directors and officers as a group. Except as otherwise indicated, the Company believes that each of the beneficial owners of the stock listed has sole investment and voting power with respect to such shares, based on information provided by such holders.

                                     Number                   Number        Number
                                   of Common   Percent of   of Series A   of Series B   Percent of
Name  and  Address of                Stock     Outstanding   Preferred     Preferred    Outstanding
Beneficial Owner                     Shares      Shares       Shares        Shares        Shares
----------------------------       ---------   -----------  -----------   -----------   -----------
Thomas P. Clark                   29,264,854     37.3%  (9)                 346,010      80.0% (14)
5650 York Street, Commerce                             (10)
City, Colorado 80022

George Middlemas                   1,000,000      1.3%  (1)
2440 N. Lakeview Ave                              (10)
Chicago, IL  60614

Henry J. Sandri                            0        0%  (9)
4900 Race Street
Denver, CO  80213

Margaret S. Hansson                8,246,000     10.5%  (2)
2220 Norwood Avenue                                     (9)
Boulder, Colorado 80304                                (10)

Fletcher L. Byrom                  7,100,000     9.1%   (3)
P.O. Box 1055                                           (9)
Carefree, AZ  85377                                    (10)

Mark W. Harding                    4,210,000     5.4%   (4)
5650 York Street, Commerce
City, Colorado 80022

INCO Securities Corporation        4,700,000     6.0%   (5)
One New York Plaza                                      (9)
New York, New York  10004

Apex Investment Fund II L.P.      12,898,710    16.4%   (6)    408,000                      25.5%
233 S. Wacker Drive,                                   (10)
Suite 9600                                             (11)
Chicago, Illinois  60606                               (13)

Environmental Venture Fund, L.P.   5,200,000     6.6%   (7)
233 S. Wacker Drive, Suite 9600                        (10)
Chicago, Illinois  60606                               (11)

Environmental Private Equity
Fund II, L.P.                                                  600,000                      37.5%
233 S. Wacker Drive, Suite 9600
Chicago, Illinois  60606

The Productivity                   3,933,290     5.0%  (8)
Fund II, L.P.                                         (10)
233 S. Wacker Drive, Suite 9600                       (11)
Chicago, Illinois  60606

Proactive Partners L.P.            2,000,000     2.6% (13)     500,000                      31.3%
50 Osgood Place, Penthouse
San Francisco, California 94133

                                PAGE 30 OF 38


                                      Number                    Number        Number
                                    of Common    Percent of   of Series A   of Series B    Percent of
Nme and Address of                    Stock     Outstanding    Preferred     Preferred    Outstanding
Beneficial Owner                      Shares       Shares       Shares        Shares         Shares
-------------------------------     ---------   -----------   -----------   -----------   -----------

LC Holdings, Inc.
5650 York Street,
Commerce City, CO  80022                                                      346,010      80.0% (14)

LCH, Inc.
5650 York Street
Commerce, City CO  80022                                                       86,503      20.0% (15)

All Officers and Directors        49,820,854    63.5% (12)
as a group (6 persons)


(1) Includes 1,000,000 shares purchasable by Mr. Middlemas under currently exercisable options.

(2) Includes 8,000,000 shares purchasable by Ms. Hansson under currently exercisable options.

(3) Includes 7,000,000 shares purchasable by Mr. Byrom under a currently exercisable option.

(4) Includes 4,000,000 shares purchasable by Mr. Harding under a currently exercisable option.

(5) Includes 4,700,000 shares purchasable by Inco Securities Corporation ("Inco") under currently exercisable warrants.

(6) Includes 7,066,702 shares purchasable by Apex Investment Fund II, L.P. ("Apex") under a currently exercisable warrant.

(7) Includes 2,120,000 shares purchasable by Environmental Venture Fund, L.P. ("EVFund") under a currently exercisable warrant.

(8) Includes 1,413,298 shares purchasable by Productivity Fund II, L.P. ("PFund") under a currently exercisable warrant.

(9) Pursuant to a voting agreement (the "Inco Voting Agreement") dated December 11, 1990, Mr. Clark, Ms. Hansson and Mr. Byrom have agreed to vote their shares of Common Stock in favor of electing a representative designated by Inco to the Company's board of directors. The Inco Voting Agreement remains in effect until December 11, 2000.

(10) Pursuant to an Amended and Restated Voting Agreement (the "EPFund Voting Agreement") dated August 12, 1992, Mr. Clark, Ms. Hansson, Mr. Byrom, Apex, EVFund, and PFund have agreed to vote their shares of Common Stock in favor of electing a representative designated by Environmental Private Equity Fund II, L.P. ("EPFund") to the Company's board of directors. The EPFund Voting Agreement remains in effect until August 12, 1997 or the date on which EPFund no longer owns or has rights to acquire at least 1,301,000 shares of Common Stock, whichever is earlier.

(11) Each of the Apex, EVFund, PFund, and EPFund (the "Apex Partnerships") is controlled through one or more partnerships. The persons who have or share control of such stockholders after looking through one or more intermediate partnerships are referred to herein as "ultimate general partners." The ultimate general partners of Apex are: First Analysis Corporation, a Delaware corporation ("FAC"), Stellar Investment Co. ("Stellar"), a corporation controlled by James A. Johnson ("Johnson"); George Middlemas ("Middlemas"); and Paul J. Renze ("Renze"). The ultimate general partners of EVFund are: FAC; F&G Associates ("F&G"); William D. Ruckleshaus Associates, a Limited Partnership ("WDRA"); and Robertson, Stephens & Co. ("RS"). The ultimate general partners of PFund are FAC and Bret R. Maxwell ("Maxwell"). The ultimate general partners of EPFund are FAC, Maxwell, RS, Argentum Environmental Corporation ("AEC") and Schneur A. Genack, Inc. ("SZG").

   The business address of FAC, Stellar, Johnson, Middlemas, Renze and Maxwell is 233 S. Wacker Drive, Suite 9600. Chicago Illinois 60606. Each of AEC and SZG maintains its business address c/o The Argentum Group ("TAG"), 405 Lexington Avenue, New York, New York 10174. The business address of F&G is 123 Grove Avenue, Suite 118, Cedarhurst, New York 11516. WDRA maintains its business address at 1201 Third Avenue, 39th Floor, Seattle, Washington 98101. RS maintains its business address at One Embarcadero Center, San Francisco, California 94111.

   By reason of its status as a general partner or ultimate general partner of each of Apex Partnerships, FAC may be deemed to be the indirect beneficial owner of 23,000,000 shares of Common Stock, or 26.1% of such shares. By reason of his status as the majority stockholder of FAC, F. Oliver Nicklin may also be deemed to be the indirect beneficial owner of such shares.

   By reason of their status as ultimate general partners of Apex, Stellar (and through Stellar, Johnson), Middlemas and Renze may be deemed to be the indirect beneficial owners of 11,266,710 shares of Common Stock, or 13.3% of such shares. When these shares are combined with his currently exercisable option to purchase 1,000,000 shares of Common Stock, Middlemas may be deemed to be the beneficial owner (directly with respect to the option shares and indirectly as to the balance) of 12,266,710 shares of Common Stock, or 14.3% of such shares.

   By reason of his status as an ultimate general partner of PFund and EPFund, Maxwell may be deemed to be the indirect beneficial owner of 6,533,290 shares of Common Stock, or 8.3% of such shares.

   By reason of F&G's and WDRA's status as an ultimate general partners of EVFund, F&G, WDRA and their respective controlling persons may be deemed to be the indirect beneficial owners of
5,200,000 shares of Common Stock, or 6.5% of such shares. By reason of Genack's interest in F&G, AEC and SZG, he may be deemed to be the indirect beneficial owner of 7,800,000 shares of Common Stock, or 9.8% of such shares.

   By reason of RS's status as a general partner of EVFund and an ultimate general partner of EPFund, RS and its controlling persons may be deemed to be the indirect beneficial owners of 7,800,000 shares of Common Stock, or 9.8% of such shares.

   Each of the Apex Partnerships disclaims beneficial ownership of all shares of Common Stock described herein except those shares that are owned by that entity directly. The Company understands that each of the other persons named as an officer, director, partner or other affiliate of any Apex Partnership herein disclaims beneficial ownership of all the shares of Common Stock described herein, except for Middlemas with respect to the option to purchase 1,000,000 shares held by him.

   Each of the Apex Partnerships disclaims the existence of a "group" among any or all of them and further disclaims the existence of a "group" among any or all of them and any or all of the other persons named as an officer, director, partner or those affiliate of any of them, in each case within the meaning of
Section 13(d) (3) of the 1934 Act.

(12) Includes 20,000,000 shares purchasable by directors and officers under currently exercisable options.

(13) Includes the conversion of 1,600,000 shares of Series A Preferred Stock to Common Stock. Apex Investment Fund II, L.P., owning 408,000 shares of Series A Convertible Preferred Stock which can convert into 1,632,000 shares of Common Stock, The Environmental Private Equity Fund II, L.P., owning 600,000 shares of Series A Convertible Preferred Stock which can convert into 2,400,000 shares of Common Stock, and Proactive Partners, L.P., owning 500,000 shares of Series A Preferred Stock which can convert into 2,000,000 shares of common stock.

(14) Includes 346,010 shares of Series B Preferred Stock which Mr. Clark, the Company's president, may be deemed to hold beneficially by reason of his ownership of 80% of the common stock of LC Holdings, Inc., the owner of 100% of the Series B Preferred Stock.

(15) Includes 86,503 shares of Series B Preferred Stock which LCH, Inc. may be deemed to hold beneficially by reason of its ownership of 20% of the common stock of LC Holdings, Inc., the owner of 100% of the Series B Preferred Stock.

Item 12.  Certain Relationships and Related Transactions.

   From time to time since December 6, 1987, Thomas P. Clark, a Director and President of the Company, loaned funds to the Company to cover operating expenses. These funds have been treated by the Company as unsecured debt, and the promissory notes (the "Notes") with interest at 8.36% to 9.01% per annum, issued to Mr. Clark on various dates are payable October 15, 1997 (the "Maturity Date"). To date, Mr. Clark has loaned the Company $284,178 of which $43,350 has been repaid, leaving a balance of $240,828. As of August 31, 1995, accrued interest on the Notes totaled $75,872. All loans were made on terms determined by the board members, other than Mr. Clark, to be at market rates.

  Additionally, LCH, Inc., a Delaware corporation which owns 20% of LC Holdings, Inc. and is thereby affiliated with Mr. Clark, who owns 80% of LC Holdings, Inc., loaned the Company a total of $950,000 between November, 1988 and February, 1989. These funds were represented by two Demand Promissory Notes (the "Notes") with interest at a rate equal to the rate announced from time to time by Mellon Bank, Pittsburgh, Pennsylvania as its "prime rate" plus 300 basis points from the date of the first advance thereunder until maturity, payable quarterly beginning on the first day of April, 1989 and continuing thereafter on the first day of each subsequent calendar quarter. No payments were made on the Notes. An April 25, 1989 Assumption of Obligations Agreement assigned the entire debt of $950,000 to Rangeview Development Corp., which is a wholly-owned subsidiary of the Company, and further assigned $750,000 of that $950,000 to Rangeview Company, L.P a limited partnership in which LCH held a 45% interest and Rangeview Development Corporation held a 55% interest. In February of 1991, LCH transferred its interest in Rangeview Company, L.P. to the Company in exchange for a $4,000,000 profits interest in the Rangeview Project paid subsequent to the first $31,000,000 profits interest allocation with ISC. During fiscal year ended August 31, 1992, the Company reached an agreement with LCH, Inc. to defer payment of the principal amount of the Notes, plus interest until September 15, 1995. During fiscal year ended August 31, 1995, the Company reached an agreement with LCH, Inc. to defer payment of the principal amount of the Notes, plus interest until October 1, 1997. No additional consideration is due to LCH, Inc. for the deferral. The board members, other than Mr. Clark, determined that the transactions are at fair market value taking into consideration the risk to LCH, Inc.

   On June 3, 1988, Margaret S. Hansson, a Director of the Company and Chairman of the Board, loaned $130,000 to the Company and received the Company's promissory note (the "Note") payable December 1, 1990 (the "Maturity Date"), with interest at 15% per annum payable monthly beginning December 1, 1988. On November 30, 1989, a new promissory note substantially the same as the Note, but with a new principal amount equal to the principal plus accrued interest at 15% per year of the Note plus $2,500 in interest penalty, which principal amount is $161,616, was drawn up with a maturity date of January 10, 1991. Furthermore, an agreement was made between Ms. Hansson and the Company on December 12, 1989, establishing the pre-payment of the New Note from any proceeds generated from the sale of water rights by the Company. During the fiscal year ended August 31, 1992, the Company reached an agreement with Ms. Hansson to repay $68,000 of the note, $20,000 upon signing of a new note for $166,730 with a maturity date of October 15, 1995, and 8 payments of $6,000 each payable at the end of each month beginning January 31, 1993. On August 30, 1995, Ms. Hansson and the Company entered into an agreement whereby, in exchange for a payment of $21,453 and the assignment of $150,000 of the Company's profits interest in the WCA, the Chairman canceled the note. The transactions were approved by the members of the board, other than Ms. Hansson, as being at fair market value.

                              Part IV

Item 13.  Exhibits and Reports on Form 8-K.

      (a)(1)     Financial  Statements -  The  following  financial
      and (2)    statements are included in Part II, Item 8:

                 Independent Auditors' Reports
                 Consolidated Balance Sheets
                 Consolidated Statements of Operations
                 Consolidated Statements of Stockholders' Equity
                 Consolidated Statements of Cash Flows
                 Notes to Consolidated Financial Statements

      (3) Exhibits - The following exhibits are included herewith:

      3(a)       Certificate of Incorporation of Registrant  -
                 Incorporated by reference from Exhibit 4-A to Registration Statement No. 2-65226.

      3(a).1 Certificate of Amendment to Certificate of Incorporation, filed August 31, 1987 -
                 Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended August 31, 1987.

      3(a).2 Certificate of Amendment to Certificate of Incorporation, filed May 27, 1988.

      3(a).3 Certificate of Incorporation - Rangeview Development Corporation. Incorporated by reference from Annual Report on form 10-K for the fiscal year ended August 31, 1989.

      3(a).4 Certificates of amendment to certificate of incorporation filed May 31, 1994. Incorporated by reference from Proxy Statement for Annual Meeting held April 2, 1993

     3(a).5 Certificates of amendment to certificate of incorporation filed August 31, 1994.

      3(b)       Bylaws   of  Registrant  -  Incorporated   by
                 reference from Exhibit 4.c to Registration Statement
                 No.2-62483.

      3(b).1     Amendment to Bylaws effective  April  22,
                 1988. Incorporated by reference from Annual Report on From 10-K for the fiscal year ended August 31, 1989.

      3(b).2 Bylaws - Rangeview Development Corp. Incorporated by reference from Annual Report on form 10-K for the fiscal year ended August 31, 1989

      4 Specimen Stock Certificate - Incorporated by reference to Registration Statement No. 2-62483.

      4(a).1     Specimen  Stock Certificate  -  Rangeview
                 Development Corp. Incorporated by reference from Annual Report on From 10-K for the fiscal year ended August 31, 1989.

      10(c).1    Water Commercialization Agreement,  dated
                 December 11, 1990, between the Company and Inco Securities Corporation.*

      10(c).2    Amendment No.1 to Water Commercialization
                 Agreement  dated  February  12,  1991  between   the
                 Company and Inco Securities Corporation.*

      10(d).1 Voting Agreement dated December 11, 1991, by and among Inco Securities Corporation, Thomas P. Clark, Margaret S. Hansson, Fletcher L. Byrom and the Company.**

      10(d).3    Interim Funding Agreement,  dated  August
                 12, 1991, by and among Inco Securities Corporation, the Company, Landmark Water Partners, L.P., and CPV, Inc. **

     10(d).4    Investment Agreement, dated September  23,
                 1991, by and among Alan C. Stormo, D.W. Pettyjohn, and the Company.**

      10(d).5    Investment Agreement, dated September  30,
                 1991, by and between Beverly A. Beardslee and the Company. **

      10(d).6    Investment Agreement, dated September  30,
                 1991, by and among Bradley Kent Beardslee, Robert Douglas Beardslee and the Company. **

      10(d).7    Investment Agreement, dated November  20,
                 1991,   between   the   Company  and   International
                 Properties, Inc. and letter amendment dated November
                 26, 1991. **

      10(d).8   Investment Agreement, dated November  20,
                1991, between the Company and ASRA Corporation and letter amendment dated November 26, 1991.**

      10(d).9   Investment Agreement, dated December  10,
                1991, as amended August 12, 1992 by and among Apex Investment Fund II, L.P., The Environmental Venture Fund, L.P., Productivity Fund II, L.P., and the Company. **

      10(e).1   Funding Agreement, dated August 12,  1992
                by and among Inco Securities Corporation, Landmark Water Partners II, L.P., Warwick Partners, L.P., Auginco, Gregory M. Morey, Amy Leeds, Anders C. Brag, Apex Investment Fund II, L.P., The Environmental Venture Fund, L.P., The Environmental Private Equity Fund II, L.P., Productivity Fund II, L.P. and the Company. ***

      10(e).3 Amended and Restated Voting Agreement, dated August 12, 1992 by and among Apex Investment Fund II, L.P., The Environmental Venture Fund, L.P., The Environmental Private Equity Fund II, L.P.,
                Productivity Fund II, L.P., Fletcher L. Byrom, Thomas P. Clark, and Margaret S. Hansson. ****

      10(e).4   Amendment Agreement No. 2 To Water  Rights
                Commercialization Agreement, dated August 12, 1992 by and among Inco Securities Corporation and the Company. ***

      10(f).2   Agreement to defer payment of notes, dated
                August 28, 1992, by and between LCH, Inc. and the Company. ****

      10(f).3 Agreement to Stay Execution of a Judgment dated March 1, 1993. *****

      10(g).1 Agreement to retire note payable, dated August 30, 1995, by and between Meg S. Hansson and the Company.
                ******

* Incorporated by reference from Quarterly Report Form 10-Q for the quarterly period ended February 28, 1991.

** Incorporated by reference from Annual Report on Form 10-K for fiscal year ended August 31, 1991.

***    Incorporated by reference from Form 8-K filed August 27, 1992.

**** Incorporated by reference from Annual Report on Form 10-K for fiscal year ended August 31, 1992.

***** Incorporated by reference from Annual Report on Form 10-K for fiscal year ended August 31, 1993.

****** Incorporated by reference from Annual Report on Form 10-K for fiscal year ended August 31, 1995.

    (b) The Company has not filed any reports on form 8-K during the last quarter of fiscal 1995.

                            PAGE 36 OF 38

Signatures

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION



By:   /s/ Thomas P. Clark
      --------------------------
      Thomas P. Clark, President


Date:     November 28, 1995



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                  Title                    Date



/s/ Margaret S. Hansson    Chairman, Director       November 28, 1995
-----------------------
Margaret S. Hansson


/s/ Thomas P. Clark        President, Treasurer     November 28, 1995
-----------------------    and Director
Thomas P. Clark


/s/ Mark W. Harding        Principal Financial      November 28, 1995
-----------------------    Officer, Director
Mark W. Harding


/s/ Fletcher L. Byrom      Director                 November 28, 1995
-----------------------
Fletcher L. Byrom


/s/ George M. Middlemas    Director                 November 28, 1995
-----------------------
George M. Middlemas


/s/ Henry J. Sandri        Director                 November 28, 1995
-----------------------
Henry J. Sandri


/s/ Michael S. Mehrtens    Controller, Principal     November 28, 1995
-----------------------    Accounting Officer
Michael S. Mehrtens

                           PAGE 37 OF 38

Item 14.  Financial Data Schedule.