Form 10QSB
period 1995-11-30
PURE CYCLE CORP
filed 1996-01-09
CIK 276720

_________________________________________________________________

               Securities and Exchange Commission
                     Washington, D.C. 20549
                           Form 10-QSB

(Mark One)
  X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended November 30,1995

 ___     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
         EXCHANGE ACT

     For the transition period from __________ to __________

                  Commission file number 0-8814

                     PURE CYCLE CORPORATION
(Exact name of small business issuer as specified in its charter)


        Delaware                                84-0705083
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)          Identification Number)

 5650 York Street, Commerce City, CO               80022
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number(303) 292 - 3456
_________________________________________________________________

                              N/A
      (Former name, former address and former fiscal year,
                 if changed since last report.)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [x];  NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 1995:

Common Stock, 1/3 of $.01 par Value             78,439,763
           (Class)                           (Number of Shares)

Transitional Small business Disclosure Format (Check one):
 Yes [ ];  No [x]
_________________________________________________________________

                             1 of 10

              PURE CYCLE CORPORATION AND SUBSIDIARY

             INDEX TO NOVEMBER 30, 1995 FORM 10-QSB







                                                    Page

Part I - Financial Information (unaudited)

Balance Sheets - November 30, 1995 and                3
August 31, 1995

Statements of Operations - For the three months       4
ended November 30, 1995 and November 30, 1994

Statements of Cash Flows - For the three months      5-6
ended November 30, 1995 and November 30, 1994

Notes to Financial Statements                         7

Management's Discussion and Analysis of               8
Results of Operations and Financial Condition

Signature Page                                        9

Financial Data Schedule                              10


                             2 of 10

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)

                                                November 30      August 31
          Assets                                   1995            1995
          ------                               ------------    ------------
Current Assets:
  Cash and cash equivalent                     $    698,735    $    865,803
  Marketable securities                               3,429           3,429
  Note receivable (Note 2)                          148,903         119,327
  Prepaid expenses and other current assets           9,740          16,037
                                                 ----------      ----------
     Total current assets                           860,807       1,004,596
                                                 ==========      ==========
Investments in water projects:
  Paradise water rights                           5,463,983       5,462,457
  Rangeview water commercialization
   agreement (Rangeview WCA)                      5,880,140       5,856,194
  Sellers Gulch water rights                             --          31,997
Equipment, at cost, net of accumulated
 depreciation of $9,514 and $6,699                    5,312           5,359
Patents, net of accumulated amortization
 of $34,776 and $32,696 in 1996 and 1995,
 respectively                                            --             684
Other assets                                         22,596          22,596
                                                 ----------      ----------
                                               $ 12,232,838    $ 12,383,883
                                                 ==========      ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term
     debt                                      $    188,530    $    185,460
  Accounts payable                                   17,602          60,450
                                                 ----------      ----------
     Total current liabilities                      206,132         245,910

Long-term debt payable to related parties,
   less current maturities                        2,929,591       2,888,296
Other non-current liabilities                       122,012         120,228

Minority interest in Rangeview WCA                4,020,630       4,020,630

Stockholders' equity:
  Preferred stock, par value $.001 per
   share; authorized - 25,000,000 shares:
    Series A - 1,600,000 shares issued
     and outstanding                                  1,600           1,600
    Series B - 432,513 shares issued
     and outstanding                                    433             433
  Common stock, par value 1/3 of $.01 per
     share; authorized - 135,000,000 shares;
     issued and outstanding 78,439,763 shares       261,584         261,584
  Additional paid-in capital                     23,615,561      23,615,561
  Deficit accumulated during
   development stage                            ( 6,198,333)    ( 6,043,987)
  Deficit accumulated prior to
September 1, 1986                               (12,726,372)    (12,726,372)
                                                 ----------      ----------
     Total stockholders' equity                   4,954,473       5,108,819
                                                 ----------      ----------
  Contingency (Note 3)
                                               $ 12,232,838    $ 12,383,883
                                                 ==========      ==========

[FN]
 See Accompanying Notes to the Consolidated Financial Statements

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)

                                       Three Months Ended
                                  ----------------------------
                                  November 30      November 30
                                    1995              1994
                                  -----------      -----------
Expenses:
  General, administrative
     and marketing                 $( 88,687)      $( 74,667)
  Expiration of option to
     purchase water rights          ( 31,997)             --
  Interest                          ( 46,150)       ( 51,846)
                                     --------        -------
     Total Expenses                 (166,834)       (126,513)

Other income (expense):
  Interest income                     12,488              --
  Gain/(loss) on marketable
     securities                           --        (    604)
                                     -------         -------
Net Loss                           $(154,346)      $(127,117)
                                     =======         =======


Net Loss per common share          $     --*       $     --*
                                     =======         =======

* less than $.01 per share


[FN]
 See Accompanying Notes to the Consolidated Financial Statements

                             4 of 10

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)

                                   Three Months Ended
                               --------------------------        Cumulative
                               November 30     November 30     Sept.1, 1986 to
                                  1995            1994         August 31, 1995
                               -----------     -----------     ---------------
Cash flows from operating
 activities:
  Net loss                      $(154,346)      $(127,117)      $(6,198,333)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
    Depreciation and
     amortization                   1,394           1,210            29,679
    Amortization of debt
     issuance costs                    --           2,300            23,000
    (Loss)/gain on sale of
     marketable securities             --             604        (   24,809)
    Accretion of discount
     on long-term debt                 --           5,235            69,630
    Common shares issued as
     additional interest
     expense                           --              --            25,000
    Extraordinary gain on
     extinguishment of debt            --              --        (  511,423)
    Loss on abandonment of
     option on water right             --              --           750,000
    Financing expense on
     purchase of water option          --              --           200,000
    Financing costs for
     issuance of stock options
     below market price                --              --           187,500
    Gain on put options waived         --              --        (   40,950)
    Loss on abandonment of
     power plant equipment             --              --            62,500
    Payment for services and
     expenses with common stock
     donated by President              --              --           298,250
    Other unrealized loss on
     marketable securities             --              --             1,143
    Increase in accrued interest
     on note receivable          (  3,276)             --        (    6,603)
     Other                             --              --        (    1,065)
     Changes in operating assets
      and liabilities:
       Prepaid expenses and
        other current assets        6,297        (  6,761)       (    4,790)
       Accounts payable and
        other non-current
        liabilities              ( 41,064)       (  7,705)          394,881
       Accrued interest            44,365          44,311         1,462,484
                                  -------         -------         ---------
        Net cash used in
         operating activities   $(146,630)      $( 87,923)      $(3,283,906)
                                  -------         -------         ---------

                           (continued)

                             5 of 10

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (CONTINUED)


                                    Three Months Ended          Cumulative
                               November 30      November 30   Sept.1, 1986 to
                                   1995             1994      August 31, 1995
                               -----------      -----------   ---------------
 Cash flows from investing
  activities:
   Investments in water rights  $   6,525       $(   48,797)      $(2,179,103)
   Purchase of marketable
     securitie                         --                --        (2,000,000)
   Proceeds from sale of
     marketable securities             --            50,000         2,024,809
   Increase in note receivable   ( 26,300)               --        (  142,300)
   Purchase of equipment         (    663)       (      671)       (   15,535)
   Increase in other assets            --                --        (  106,595)
                                  -------         ---------         ---------
    Net cash provided by
     (used in) investing
      activities                 ( 20,438)              532        (2,418,724)
                                  -------         ---------         ---------
Cash flows from financing
 activities:
  Proceeds from issuance
   of debt                             --                --         2,677,629
  Repayments of debt                   --                --        (1,024,690)
  Proceeds from sale of
   common stock                        --                --         2,900,000
  Proceeds from sale of
   Series A convertible
   Preferred stock                     --                --         1,600,000
  Proceeds from issuance of
   redeemable common stock             --                --           245,000
  Proceeds from issuance of
   stock options                       --                --           100,000
  Repurchase of stock
   options                             --                --        (  100,000)
                                  -------         ---------         ---------
    Net cash provided by
     (used in) financing
      activities                       --                --         6,397,939
    Net increase (decrease)       -------         ---------         ---------
     in cash and cash
      equivalents                (167,068)       (   87,391)          695,309
    Cash and cash equivalents
     beginning  of  period        865,803           122,441             3,426
                                  -------         ---------          --------
    Cash and cash equivalents
     end of period              $ 698,735       $    35,050        $  698,735
                                  =======         =========          ========


[FN]
 See Accompanying Notes to the Consolidated Financial Statements

                             6 of 10

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING PRINCIPLES

   The  consolidated balance sheet as of November  30,  1995  and
August 31, 1995, the consolidated statements of operations for the three and three months ended November 30, 1995 and November
30, 1994 and the consolidated statements of cash flows for the three months ended November 30, 1995 and November 30, 1994, have been prepared by the Company, without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at November 30, 1995 and for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-KSB. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

NOTE 2 - NOTE RECEIVABLE

   In 1995, the Company extended short-term credit to the Rangeview Metropolitan District. The loan permits borrowings up to $150,000, is unsecured, bears interest based on the prevailing prime rate plus 2% and, matures on December 31, 1995.

NOTE 3 - CONTINGENCY

   In October 1994, the Company joined in a lawsuit initiated by others including the Rangeview Metropolitan District (the "District"), brought in the District Court of the City and County of Denver, Colorado, against the Colorado State Board of Land Commissioners (the "Board") seeking a declaratory judgment affirming that the lease, as amended, (the "Lease"), between the Board and the District is valid and enforceable. Under the Lease, the Board leased the development rights to ground water underlying certain lands controlled by the Board, to the current lessee, the District. The Company has an interest in such water by reason of agreements entered into between the District and other parties.

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

   Based on ongoing settlement discussions, management believes that the Rangeview litigation will be settled on terms acceptable to the Company during fiscal year 1996. However, if the Board were to change its current position on settling the matter and were to prosecute and prevail on its claims that the Lease is void or unenforceable, that would have an effect on the Company's contractual rights under its Water Commercialization Agreement (the "WCA") related to the water covered by the Lease and would have a materially adverse effect on the Company.

                             7 of 10

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

   General and administrative expenses for the three months ended November 30, 1995 were approximately $14,000 higher than for the period ended November 30, 1994, primarily because of and increase in professional fees expense. Interest expense decreased for the three months ended November 30, 1995 by approximately $5,700 compared to the period ended November 30, 1994 primarily because of a lower average outstanding balance of notes payable in the first quarter of fiscal 1996 compared to the same period in fiscal 1995. Net loss for the three months ended November 30, 1995 increased approximately $20,900 compared to the three months ended November 30, 1994 primarily because the company did not expercise its option to purchase certain water rights which expired in November 1995.


Liquidity and Capital Resources

  At November 30, 1995, current assets exceed current liabilities by approximately $654,675 and, the Company had cash and cash equivalents of $698,735.

   During 1993, a judgment in the amount of $214,000 was awarded to a broker pursuant to a complaint filed against the Company in October of 1991. The Company reached a settlement agreement with the broker which involved the payment of $60,000 and $154,000 plus 8% interest due on or before October 1, 1995. The note is currently in default.

   The Company is aggressively pursuing the sale and development of its water rights. The Company cannot provide any assurances that it will be able to sell its water rights. In the event a sale of the Company's water rights is not forthcoming and the Company is not able to generate revenues from the sale or development of its technology, the Company may sell additional portions of the Company's profit interest pursuant to the WCA, incur short or long-term debt obligations or seek to sell additional shares of Common Stock, Preferred Stock or stock purchase warrants as deemed necessary by the Company to generate operating capital.

  Development of any of the water rights that the Company has, or is seeking to acquire, will require substantial capital investment by the Company. Any such additional capital for the development of the water rights is anticipated to be financed through the sale of water taps and water delivery charges to a city or municipality. A water tap charge refers to a charge imposed by a municipality to permit a water user to access a water delivery system (i.e. a single-family home's tap into the municipal water system), and a water delivery charge refers to a water user's monthly water bill generally based on a per 1,000 gallons of water consumed.

                             8 of 10

                     PURE CYCLE CORPORATION
                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     PURE CYCLE CORPORATION
Date:

     January 9, 1996                 /S/  Thomas P. Clark
------------------------             ---------------------------
                                     Thomas P. Clark,
                                     President

Date:

     January 9, 1996                 /S/  Mark W. Harding
------------------------             ---------------------------
                                     Mark W. Harding,
                                     Chief Financial Officer

Date:

     January 9, 1996                 /S/  Michael S. Mehrtens
------------------------             ---------------------------
                                     Michael S. Mehrtens
                                     Controller

                            9 of 10