Form 10QSB
period 1996-02-29
PURE CYCLE CORP
filed 1996-03-27
CIK 276720

_________________________________________________________________

               Securities and Exchange Commission
                     Washington, D.C. 20549
                           Form 10-QSB

(Mark One)
  X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended February 29, 1996

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

State the number of shares outstanding of each of the issuer's classes of common equity , as of February 29, 1996:

Common Stock, 1/3 of $.01 par Value             78,439,763
           (Class)                           (Number of Shares)

Transitional Small business Disclosure Format (Check one):
 Yes [ ];  No [x]
_________________________________________________________________

              PURE CYCLE CORPORATION AND SUBSIDIARY

             INDEX TO FEBRUARY 29, 1996 FORM 10-QSB








                                                     Page

Part I - Financial Information (unaudited)

Balance Sheets - February 29, 1996 and                 3
August 31, 1995

Statements of Operations - For the three months        4
ended February 29, 1996 and February 28, 1995

Statements of Operations - For the six months          5
ended February 29, 1996 and February 28, 1995

Statements of Cash Flows - For the six months         6-7
ended February 29, 1996 and February 28, 1995

Notes to Financial Statements                         8-9

Management's Discussion and Analysis of               10
Results of Operations and Financial Condition

Signature Page                                        11

                  PURE CYCLE CORPORATION AND SUBSIDIARY
                    (A DEVELOPMENT STAGE ENTERPRISE)
                       CONSOLIDATED BALANCE SHEETS
                              (unaudited)

                                             February 29         August 31
          Assets                                 1996               1995
                                             -----------         ---------
Current Assets:
  Cash and cash equivalents                  $   421,482       $    865,803
  Marketable securities                            3,429              3,429
  Note receivable (Note 2)                       197,268            119,327
  Prepaid expenses and other
   current assets                                 12,485             16,037
                                              ----------         ----------
     Total current assets                        634,664          1,004,596

Investments in water projects:
  Paradise water rights                        5,463,983          5,462,457
  Rangeview water commercialization
   agreement (Rangeview WCA)                   5,911,286          5,856,194
  Sellers Gulch water rights                          --             31,997
Equipment, at cost, net of accumulated
 depreciation of $11,005 and $9,514                5,380              5,359
Patents, net of accumulated amortization
 of $35,460 and $34,776 in 1996 and 1995,
 respectively                                         --                684
Other assets                                      22,596             22,596
                                              ----------         ----------
                                            $ 12,037,909       $ 12,383,883
                                              ==========         ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term
   debt (Note 3)                            $         --       $    185,460
  Accounts payable                                35,443             60,450
                                              ----------         ----------
     Total current liabilities                    35,443            245,910

Long-term debt payable to related
 parties, less current maturities              2,970,095          2,888,296
Other non-current liabilities                    123,798            120,228

Minority interest in Rangeview WCA             4,020,630          4,020,630

Stockholders' equity:
  Preferred stock, par value $.001 per
   share; authorized - 25,000,000 shares:
     Series A - 1,600,000 shares issued
      and outstanding                              1,600              1,600
     Series B - 432,513 shares issued
      and outstanding                                433                433
  Common stock, par value 1/3 of $.01 per
     share; authorized - 135,000,000 shares;
     issued and outstanding 78,439,763 shares    261,584            261,584
  Additional paid-in capital                  23,615,561         23,615,561
  Deficit accumulated during
   development stage                         ( 6,264,863)       ( 6,043,987)
  Deficit accumulated prior to
   September 1, 1986                         (12,726,372)       (12,726,372)
                                              ----------         ----------
     Total stockholders' equity                4,887,943          5,108,819
                                              ----------         ----------
Contingency (Note 4)
                                            $ 12,037,909       $ 12,383,883
                                              ==========         ==========

[FN]
 See Accompanying Notes to the Consolidated Financial Statements

                PURE CYCLE CORPORATION AND SUBSIDIARY
                  (A DEVELOPMENT STAGE ENTERPRISE)
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (unaudited)

                                                Three Months Ended
                                         ------------------------------
                                         February 29        February 28
                                            1996               1995
                                         -----------        -----------
Expenses:
  General, administrative
     and marketing                       $( 81,561)         $( 74,667)
  Expiration of option to purchase
     water rights                         ( 31,997)                --
  Interest                                ( 44,487)          ( 51,846)
                                           -------            -------
     Total Expenses                       (158,045)          (126,513)

Other income (expense):
  Interest income                           11,290                 --
  Gain/(loss) on marketable
     securities                                 --           (    604)
                                           -------            -------
Net Loss before
 extraordinary item                       (146,755)          (127,117)

Extraordinary gain on
 extinguishment of debt (Note 3)            48,228                 --
                                           -------            -------
     Net loss                            $( 98,527)         $(127,117)
                                           =======            =======

Net Loss per common share                $     --*          $     --*
                                           =======            =======

* less than $.01 per share

[FN]
   See Accompanying Notes to the Consolidated Financial Statements

                     PURE CYCLE CORPORATION AND SUBSIDIARY
                       (A DEVELOPMENT STAGE ENTERPRISE)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                       Six Months Ended
                                  -------------------------      Cumulative
                                  February 29   February 28   Sept. 1, 1986 to
                                     1996           1995        Feb. 29, 1996
                                  -----------   -----------   ----------------
General and administrative
  expenses                         $(170,248)    $(164,846)     $(3,669,968)
Other income (expense):
  Interest expense                  ( 90,637)     (103,057)      (1,799,830)
  Loss on abandonment of
     option on water
     rights                               --            --       (  850,000)
  Financing expense on
     purchase of water
     rights option                        --            --       (  200,000)
  Financing cost for
     issuance of stock
     below market price                   --            --       (  187,500)
  Loss on abandonment
     of power plant
     equipment                            --            --       (  242,500)
  Gain from waived put
    options                               --            --           40,950
  Expiration of option to
     purchase water rights          ( 31,997)           --       (   31,997)
  Gain on sale of marketable
     securities                           --      (  3,611)          24,809
  Interest income                     23,778            --           62,019
  Other, net                              --            --           29,503
                                     -------       -------        ---------
     Net loss before
      extraordinary item            (269,104)     (271,514)      (6,824,514)

Extraordinary gain on
 extinguishment of debt (Note 3)      48,228            --          559,651
                                     -------       -------        ---------
     Net loss                      $(220,876)    $(271,514)     $(6,264,863)
                                     =======       =======        =========

Net loss per common share          $     --*     $     --*
                                     =======       =======

*  less than $.01 per share

[FN]
      See Accompanying Notes to the Consolidated Financial Statements

                   PURE CYCLE CORPORATION AND SUBSIDIARY
                     (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)

                                     Six Months Ended
                                --------------------------      Cumulative
                                February 29    February 28   Sept. 1, 1986 to
                                   1996            1995      February 29, 1996
                                -----------    -----------   -----------------
Cash flows from operating
 activities:
  Net loss                       $(220,876)     $(271,514)      $(6,264,863)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
    Depreciation and
     amortization                    2,175          2,434            30,460
    Amortization of debt
     issuance costs                     --          4,600            23,000
    (Loss)/gain on sale of
     marketable securities              --          3,611        (   24,809)
    Accretion of discount
     on long-term debt                  --         10,470            69,630
    Common shares issued as
     additional interest
     expense                            --             --            25,000
    Extraordinary gain on
     extinguishment of debt       ( 48,228)            --        (  559,651)
    Loss on abandonment of
     option on water rights             --             --           750,000
    Financing expense on
     purchase of water option           --             --           200,000
    Financing costs for
     issuance of stock options
     below market price                 --             --           187,500
    Gain on put options waived          --             --        (   40,950)
    Loss on abandonment of
     power plant equipment              --             --            62,500
    Payment for services and
     expenses with common stock
     donated by President               --             --           298,250
    Other unrealized loss on
     marketable securities              --             --             1,143
    Increase in accrued interest
     on note receivable            ( 7,641)            --        (   10,968)
    Other                               --             --        (    1,065)
     Changes in operating assets
      and liabilities:
       Prepaid expenses and
        other current assets         3,552       (  5,310)       (    7,535)
       Accounts payable and
        other non-current
        liabilities               ( 21,437)         8,469           414,508
       Accrued interest             87,067         94,562         1,505,186
                                   -------        -------         ---------
         Net cash used in
          operating activities   $(205,388)     $(152,678)      $(3,342,664)
                                   -------        -------         ---------

                                  (continued)

                   PURE CYCLE CORPORATION AND SUBSIDIARY
                     (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (CONTINUED)

                                       Six Months Ended
                                  -------------------------      Cumulative
                                  February 29   February 28   Sept. 1, 1986 to
                                      1996         1995       February 29, 1996
                                  -----------   -----------   -----------------
Cash flows from investing
 activities:
   Investments in water rights     $( 24,621)   $(   64,839)     $(2,210,249)
   Purchase of marketable
     securities                           --     (  300,000)      (2,000,000)
   Proceeds from sale of
     marketable securities                --      1,278,289        2,024,809
   Increase in note receivable      ( 70,300)            --       (  186,300)
   Purchase of equipment            (  1,512)    (      679)      (   16,384)
   Increase in other assets               --             --       (  106,595)
                                     -------      ---------        ---------
     Net cash provided by
      (used in) investing
       activities                   ( 96,433)       912,771       (2,494,719)
                                     -------      ---------        ---------
Cash flows from financing
 activities:
  Proceeds from issuance
   of debt                                --             --        2,677,629
  Repayments of debt                (142,500)            --       (1,167,190)
  Proceeds from sale of
   common stock                           --             --        2,900,000
  Proceeds from sale of
  Series A convertible
   Preferred stock                        --             --        1,600,000
  Proceeds from issuance of
   redeemable common stock                --             --          245,000
  Proceeds from issuance of
   stock options                          --             --          100,000
  Repurchase of stock
   options                                --             --       (  100,000)
                                     -------      ---------        ---------
    Net cash provided by
     (used in) financing
     activities                     (142,500)            --        6,255,439
                                     -------      ---------        ---------
    Net increase (decrease)
     in cash and cash
     equivalents                    (444,321)       760,093          418,056
    Cash and cash equivalents
     beginning of period             865,803        122,441            3,426
                                     -------      ---------         --------
    Cash and cash equivalents
     end of period                 $ 421,482    $   882,534       $  421,482
                                     =======      =========         ========

[FN]
        See Accompanying Notes to the Consolidated Financial Statements

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING PRINCIPLES

   The consolidated balance sheet as of February 29, 1996 and August 31, 1995, the consolidated statements of operations for the three and six months ended February 29, 1996 and February 28, 1995 and the consolidated statements of cash flows for the six months ended February 29, 1996 and February 28, 1995, have been prepared by the Company, without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at February 29, 1996 and for all periods presented have been made.

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


NOTE 2 - NOTE RECEIVABLE

   In April 1995, the Company extended short-term credit to the Rangeview Metropolitan District. The loan permits borrowings up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% and, matures on December 31, 1996.


NOTE 3 - CURRENT MATURITIES OF LONG-TERM DEBT

   During January 1996, the Company reached an agreement with a creditor to retire a note payable, totaling $190,728 with accrued interest, for payment of $142,500. The difference in the face value of the note and the cash paid to retire the debt of $48,228 has been reflected as an extraordinary gain on the consolidated statement of operations for the six months ended February 29, 1996.


NOTE 4 - CONTINGENCY

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


NOTE 4 - CONTINGENCY (continued)

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

   General and administrative expenses for the six months ended February 29, 1996 were approximately $5,400 higher than for the period ended February 28, 1995, primarily because of an increase in facility costs and professional fees expense. Interest expense decreased for the six months ended February 29, 1996 by approximately $19,000 compared to the period ended February 28, 1995 due to a lower average outstanding balance of notes payable in the first six months of fiscal 1996 compared to the same period in fiscal 1995. Net loss for the six months ended February 29, 1996 decreased approximately $50,600 compared to the six months ended February 28, 1995 primarily because of the combined effects of the recognition of an extraordinary gain on the extinguishment of debt, higher interest income and lower interest expense offset by the expiration of an option to purchase certain water rights.


Liquidity and Capital Resources

  At February 29, 1996, current assets exceed current liabilities by approximately $599,221 and, the Company had cash and cash equivalents of $421,482.

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


                                   PURE CYCLE CORPORATION

Date:

     March 27, 1996                  /S/  Thomas P. Clark
---------------------------        ---------------------------
                                   Thomas P. Clark,
                                   President

Date:

     March 27, 1996                  /S/  Mark W. Harding
---------------------------        ---------------------------
                                   Mark W. Harding,
                                   Chief Financial Officer

Date:

     March 27, 1996                  /S/  Michael S. Mehrtens
---------------------------        ---------------------------
                                   Michael S. Mehrtens
                                   Controller