Form 10QSB
period 1996-05-31
PURE CYCLE CORP
filed 1996-07-12
CIK 276720

______________________________________________________________


               Securities and Exchange Commission
                     Washington, D.C. 20549
                           Form 10-QSB

(Mark One)
  X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

           For the quarterly period ended May 31, 1996

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

State the number of shares outstanding of each of the issuer's classes of common equity , as of May 31, 1996:

Common Stock, 1/3 of $.01 Par Value             78,439,763
           (Class)                           (Number of Shares)

Transitional Small Business Disclosure Format (Check one):
 Yes [ ];  No [x]
_________________________________________________________________

              PURE CYCLE CORPORATION AND SUBSIDIARY

                INDEX TO MAY 31, 1996 FORM 10-QSB








                                                         Page

Part I - Financial Information (unaudited)

 Balance Sheets - May 31, 1996 and                         3
 August 31, 1995

 Statements of Operations - For the three months           4
 ended May 31, 1996 and May 31, 1995

 Statements of Operations - For the Nine months            5
 ended May 31, 1996 and May 31, 1995

 Statements of Cash Flows - For the Nine months           6-7
 ended May 31, 1996 and May 31, 1995

 Notes to Financial Statements                             8

 Management's Discussion and Analysis of                   9
 Results of Operations and Financial Condition


Part II - Other Information

 Item 1 - Legal Proceedings                               10

 Item 2 - Exhibits and reports on Form 8-K                11

Signature Page                                            12

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED BALANCE SHEETS
                           (unaudited)

                                               May 31             August 31
          Assets                                1996                1995
                                               ------             ---------
Current Assets:
  Cash and cash equivalents                $   242,148         $    865,803
  Marketable securities                          3,429                3,429
  Note receivable (Note 2)                     245,406              119,327
  Prepaid expenses and other current assets     10,710               16,037

     Total current assets                      501,693            1,004,596

Investments in water projects:
  Paradise water rights                      5,463,984            5,462,457
  Rangeview water commercialization
   agreement (Rangeview WCA)                 5,989,895            5,856,194
  Sellers Gulch water rights                        --               31,997
  Equipment, at cost, net of accumulated
   depreciation of $11,527 and $9,514            5,711                5,359
  Patents, net of accumulated amortization
   of $35,460 and $34,776 in 1996 and 1995,
   respectively                                     --                  684
  Other assets                                  22,596               22,596
                                            ----------           ----------
                                          $ 11,983,879         $ 12,383,883
                                            ==========           ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term
     debt (Note 3)                        $        --          $    185,460
  Accounts payable                             51,568                60,450
                                            ---------            ----------
     Total current liabilities                 51,568               245,910

Long-term debt payable to related parties,
   less current maturities                  3,010,203             2,888,296
Other non-current liabilities                 125,583               120,228

Minority interest in Rangeview WCA          4,020,630             4,020,630

Stockholders' equity:
  Preferred stock, par value $.001 per
   share; authorized - 25,000,000 shares:
     Series A - 1,600,000 shares issued
      and outstanding                          1,600                 1,600
     Series B - 432,513 shares issued and
      outstanding                                433                   433
  Common stock, par value 1/3 of $.01 per
     share; authorized - 135,000,000 shares;
     issued and outstanding 78,439,763
     shares                                  261,584               261,584
  Additional paid-in capital              23,615,561            23,615,561
  Deficit accumulated during
   development stage                     ( 6,376,911)          ( 6,043,987)
  Deficit accumulated prior to
   September 1, 1986                     (12,726,372)          (12,726,372)
                                          ----------            ----------
     Total stockholders' equity            4,775,895             5,108,819

Contingency (Note 4)
                                          ----------            ----------
                                        $ 11,983,879          $ 12,383,883
                                          ==========            ==========

[FN]
 See Accompanying Notes to the Consolidated Financial Statements

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)



                                      Three Months Ended
                                     May 31        May 31
                                      1996          1995
                                     ------        ------
Expenses:
  General, administrative
    and marketing                  $( 79,155)    $( 90,114)
  Interest                          ( 50,731)     ( 51,531)
                                     -------       -------
     Total Expenses                 (129,886)     (141,645)

  Interest income                      9,000         9,064
                                     -------       -------
     Net loss                      $(120,886)    $(132,581)
                                     =======       =======

Net Loss per common share          $     --*     $     --*
                                     =======       =======

* less than $.01 per share







[FN]
 See Accompanying Notes to the Consolidated Financial Statements

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)

                                Nine Months Ended          Cumulative
                              May 31          May 31     Sept. 1, 1986 to
                               1996            1995        May 31,1996
                              ------          ------       -----------
General and administrative
  expenses                  $(249,403)      $(254,959)     $(3,749,123)
Other income (expense):
  Interest expense           (132,530)       (145,524)      (1,841,723)
  Loss on abandonment of
     option on water
     rights                       --               --       (  850,000)
  Financing expense on
     purchase of water
     rights option                --               --       (  200,000)
  Financing cost for
     issuance of stock
     below market price           --               --       (  187,500)
  Loss on abandonment
     of power plant
     equipment                    --               --       (  242,500)
  Gain from waived put
    options                       --               --           40,950
  Expiration of option to
     purchase water rights  ( 31,997)              --       (   31,997)
  Gain on sale of marketable
     securities                   --         (  3,611)          24,809
  Interest income             32,778               --           71,019
  Other, net                      --               --           29,503
                             -------          -------        ---------
     Net loss before
      extraordinary item    (381,152)        (404,094)      (6,936,562)

Extraordinary gain on
 extinguishment of debt
 (Note 3)                     48,228               --          559,651
                            -------           -------        ---------
     Net loss             $(332,924)        $(404,094)     $(6,376,911)
                            =======           =======        =========

Net Loss per common
 share                    $     --*         $     --*
                            =======           =======

*  less than $.01 per share





[FN]
 See Accompanying Notes to the Consolidated Financial Statements

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)

                                Nine Months Ended         Cumulative
                                 May 31        May 31   Sept. 1, 1986 to
                                  1996          1995      May 31, 1996
                                 ------        ------   ----------------
Cash flows from operating
 activities:
  Net loss                      $(332,924)   $(404,094)   $(6,376,911)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
    Depreciation and
     amortization                   2,697        3,669         30,982
    Amortization of debt
     issuance costs                    --        4,600         23,000
    (Loss)/gain on sale of
     marketable securities             --        3,611     (   24,809)
    Accretion of discount
     on long-term debt                 --       11,750         69,630
    Common shares issued as
     additional interest
     expense                           --           --         25,000
    Extraordinary gain on
     extinguishment of debt      ( 48,228)          --     (  559,651)
    Loss on abandonment of
     option on water rights            --           --        750,000
    Financing expense on
     purchase of water option          --           --        200,000
    Financing costs for
     issuance of stock options
     below market price                --           --        187,500
    Gain on put options waived         --           --     (   40,950)
    Loss on abandonment of
     power plant equipment             --           --         62,500
    Payment for services and
     expenses with common stock
     donated by President              --           --        298,250
    Other unrealized loss on
     marketable securities             --           --          1,143
    Increase in accrued interest
     on note receivable           (12,769)    (    784)    (   16,096)
    Other                              --           --     (    1,065)
     Changes in operating assets
      and liabilities:
       Prepaid expenses and
        other current assets        5,327     (  6,667)    (    5,760)
      Accounts payable and
        other non-current
        liabilities              (  3,527)      13,397        432,418
      Accrued interest            127,175      139,800      1,545,294
                                  -------      -------      ---------
        Net cash used in
         operating activities   $(262,249)   $(234,718)   $(3,399,525)
                                  -------      -------      ---------
                           (continued)




              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (CONTINUED)

                                     Nine Months Ended        Cumulative
                                    May 31        May 31    Sept. 1, 1986 to
                                     1996          1995       May 31, 1996
                                    ------        ------    ----------------
Cash flows from investing
 activities:
   Investments in water rights    $(103,231)   $(   84,800)   $(2,288,859)
   Purchase of marketable
     securities                          --     (  300,000)    (2,000,000)
   Proceeds from sale of
     marketable securities               --      1,278,289      2,024,809
   Increase in note receivable     (113,310)           679     (  229,310)
   Purchase of equipment           (  2,365)    (   71,000)    (   17,237)
   Increase in other assets              --             --     (  106,595)
                                    -------      ---------      ---------
     Net cash provided by
       (used in) investing
       activities                  (218,906)      821,810      (2,617,192)
                                    -------     ---------       ---------
Cash flows from financing
 activities:
   Proceeds from issuance
    of debt                              --            --       2,677,629
   Repayments of debt              (142,500)           --      (1,167,190)
   Proceeds from sale of
    common stock                         --            --       2,900,000
   Proceeds from sale of
    Series A convertible
    Preferred stock                      --            --       1,600,000
   Proceeds from issuance of
    redeemable common stock              --            --         245,000
   Proceeds from issuance of
    stock options                        --            --         100,000
   Repurchase of stock
    options                              --            --      (  100,000)
                                    -------       -------       ---------
     Net cash provided by
      (used in) financing
      activities                   (142,500)           --       6,255,439
                                    -------       -------       ---------
     Net increase (decrease)
      in cash and cash
      equivalents                  (623,655)      587,092         238,722

     Cash and cash equivalents
      beginning  of  period         365,803       122,441           3,426
                                    -------       -------       ---------
     Cash and cash equivalents
      end of period               $ 242,148    $  709,533     $   242,148
                                    =======       =======       =========












[FN]
 See Accompanying Notes to the Consolidated Financial Statements

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ACCOUNTING PRINCIPLES

   The consolidated balance sheet as of May 31, 1996 and August 31, 1995, the consolidated statements of operations for the three and nine months ended May 31, 1996 and May 31, 1995 and the consolidated statements of cash flows for the nine months ended May 31, 1996 and May 31, 1995, have been prepared by the Company, without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at May 31, 1996 and for all periods presented have been made.

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


NOTE 3 - CURRENT MATURITIES OF LONG-TERM DEBT

   During January 1996, the Company reached an agreement with a creditor to retire a note payable, totaling $190,728 with accrued interest, for payment of $142,500. The difference in the face value of the note and the cash paid to retire the debt of $48,228 has been reflected as an extraordinary gain on the consolidated statement of operations for the nine months ended May 31, 1996.


NOTE 4 - CONTINGENCY

  In 1988, the Company initiated efforts to acquire approximately 10,000 acre feet of non-tributary ground water rights from the Rangeview Metropolitan District (the "District"). Since that time, the Company, together with other investors, has purchased certain real property, municipal notes and bonds, and options to purchase water related to this project.

   In October of 1994, the Company joined in a lawsuit initiated by others including the District, against the Colorado State Board of Land Commissioners (the "Board") seeking a Declaratory Judgment affirming that the lease between the Board and the District was valid and binding.

   In May of 1996, the parties to the lawsuit agreed to a settlement (the "Settlement"). The Settlement was subject to obtaining a final non-appealable order of the trial court approving the Settlement. The trial court order was signed subsequent to the end of the quarter on June 14, 1996 and will be non-appealable on July 29, 1996.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

   General and administrative expenses for the nine months ended May 31, 1996 were approximately $5,555 lower than for the period ended May 31, 1995, primarily because of a decrease in facility costs and administrative salaries. Interest expense decreased for the nine months ended May 31, 1996 by approximately $28,630 compared to the period ended May 31, 1995 due to a lower average outstanding balance of notes payable in the first nine months of fiscal 1996 compared to the same period in fiscal 1995. Net loss for the nine months ended May 31, 1996 decreased approximately $71,170 compared to the nine months ended May 31, 1995 primarily because of the combined effects of the recognition of an extraordinary gain on the extinguishment of debt, higher interest income and lower interest expense offset by the expiration of an option to purchase certain water rights.


Liquidity and Capital Resources

   At May 31, 1996, current assets exceed current liabilities by approximately $450,125 and, the Company had cash and cash equivalents of $242,148.

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

                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

  In 1988, the Company initiated efforts to acquire approximately 10,000 acre feet of non-tributary ground water rights located in the four principal aquifers known as the Denver Basin Aquifers from the Rangeview Metropolitan District (the "District"). Since that time, the Company, together with other investors, has purchased certain real property, municipal notes and bonds, and options to purchase water related to this project.

   In October of 1994, the Company joined in a lawsuit initiated by others including the District, against the Colorado State Board of Land Commissioners (the "Board") seeking a Declaratory Judgment affirming that the lease between the Board and the District was valid and binding. Under the lease, the Board granted development rights to the ground water located on and beneath certain land owned by the Board.

   In  May  of  1996,  the parties to the  lawsuit  agreed  to  a settlement (the "Settlement"). The Settlement, among other things, provides for the retirement of all of the District's outstanding Water Revenue Notes and Bonds, and clarifies the Board's royalty participation in a new lease of the ground water. The Company negotiated agreements to acquire the remainder of the District's outstanding Water Revenue Notes and Bonds not already owned by the Company with a principal value of $24,914,058 in exchange for participation interests in the Company's Water Rights Commercialization Agreement ("WCA"). Commitments with respect to the WCA will increased from approximately $31,00,000 to approximately $32,026,000 as a result of the Settlement. The Settlement was subject to obtaining a final non-appealable order of the trial court approving the Settlement. The trial court order was signed subsequent to the end of the quarter on June 14, 1996 and will be non-appealable on July 29, 1996.

  Pursuant to the Settlement, the Company will deliver all of the outstanding Notes and Bonds to the District in exchange for ownership of 11,650 acre feet of tributary and non-tributary ground water, 12,000 acre feet of surface storage rights, and an 85 year Service Agreement between the District and the Company. The Service Agreement provides for the Company to design, develop, operate, and maintain the District's water system which will deliver water to customers within the District's 24,000 acre service area. The District has reserved approximately 14,000 acre feet of water to provide water service to future customers within its service area. The Company will receive approximately 85% of the District's tap fees, user fees, and system development fees in exchange for the Company's commitments under the Service Agreement.

   The Company is currently negotiating with several Denver area water providers to sell portions of the 11,650 acre feet of water and with certain property owners within the District's Service
Area for development of the District's water system

Item 2 - Exhibits and Reports on Form 8-K

       	(a)	Exhibits - The following exhibits are included herewith.

        10.1  	Settlement  Agreement  and  Mutual  Release, dated
               April 11, 1996, by and among the Colorado State Board of Land Commissioners (the "Land Board"), Rangeview Metropolitan District ("Rangeview"), the Company, INCO Securities Corporation ("Inco"), and
               Apex Investment Fund II, L.P., Landmark Water Partners, L.P., Landmark Water Partners II, L.P., Environmental Venture Fund, L.P., Environmental Private Equity Fund II, L.P., The Productivity Fund II, L.P., Proactive Partners, L.P., Warwick Partners, L.P., Auginco, Anders C. Brag, Amy Leeds, and D.W Pettyjohn (collectively the "Bondholders"), and ("OAR"), Willard G. Owens and H. F. Riebesell, Jr. (collectively the "Owens Group Bondholders").

     			10.2 	 Service Agreement, dated  April 11, 1996,  by  and
               between the Company and Rangeview.

     			10.3 	 Agreement for Sale of Export Water, dated April 11,
               1996, by and between the Company and Rangeview.

     			10.4 	 Amended and Restated Option and Purchase Agreement,
               dated April 11, 1996, by and among OAR, the Company
               and INCO.

     			10.5	  Amended and Restated Option and Purchase Agreement,
               dated April 11, 1996, by and among the  Land Board,
               Riebesell, the Company and Inco.

     			10.6	  Second  Amended   and   Restated   Closing   Escrow
               Instructions  Willard  Owens  Transaction, dated
               April 11, 1996, by and among OAR,  the Company, the
               Land  Board,  H. F.  Riebesell,  Jr.,  and Colorado
               National Bank.

     			10.7	  Comprehensive Amendment Agreement No. 1, dated April
               11, 1996,  by  and  among  Inco,  the  Company,  the
               Bondholders,  Gregory  M. Morey,  Newell Augur, Jr.,
               Bill  Peterson,  Stuart  Sundlun,  Alan  C.  Stormo,
               Beverly A. Beardslee, Bradley Kent Beardslee, Robert
               Douglas  Beardslee,  Asra Corporation, International
               Properties, Inc., and the Land Board.

       (b) The Company has not filed any reports on Form 8-K during the quarter.

                     PURE CYCLE CORPORATION
                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   PURE CYCLE CORPORATION

Date:

     July 12, 1996                   /S/  Thomas P. Clark
- ----------------------               --------------------------
                                     Thomas P. Clark, President

Date:

     July 12, 1996                   /S/  Mark W. Harding
- ---------------------                --------------------------
                                     Mark W. Harding,
                                     Chief Financial Officer