Form 10KSB
period 1996-08-31
PURE CYCLE CORP
filed 1996-12-06
CIK 276720

________________________________________________________________________
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            Form 10-KSB
(Mark One)
     [x] ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended August 31, 1996

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

Securities registered under Section 12(b)of the Exchange Act:

                               None
                         (Title of class)

Securities registered pursuant to Section 12(g) of the Exchange Act:

                           Common Stock,
                       1/3 of $.01 par value
                         (Title of class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Registrant had no revenues during the fiscal year ended August 31, 1996.

Aggregate  market  value  of voting stock held  by  non-affiliates:
$14,119,157 (based upon the average bid and asked price on the NASDAQ Bulletin Board on December 6, 1996)

Number  of  shares of Common Stock outstanding, as of  December  6,
1996:  78,439,763

Transitional Small Business Disclosure Format(Check One): Yes [] No
[x]

            Documents incorporated by reference:  None

                                                            PAGE 1 0F 39

                  Index to Pure Cycle Corporation
                 1996 Annual Report on Form 10-KSB


Item                     Part I                             Page
----                                                        ----

1.        Description of Business . . . . . . . . . . .       3

2.        Description of Property . . . . . . . . . . .       7

3.        Legal Proceedings. . . . . . . . . . . . . . .      7

4.        Submission of Matters to a Vote of Security
          Holders . . . . . . . . . . . . . . . . . . .       8

                         Part II

5.        Market for the Common Equity and
          Related Stockholder Matters . . . . . . . . .       9

6.        Management's Discussion and Analysis or Plan
          of Operation . . . . . . . . . . . . . . . .       10

7.        Financial Statements . . . . . . . . . . . .       13

8.        Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure  . . .      31

                         Part III

9.        Directors, Executive Officers, Promoters and
          Control Persons; Section 16 (a) Beneficial
          Ownership Reporting Compliance  . . . . . . .      31

10.       Executive Compensation . . . . . . . . .  . .      31

11.       Security Ownership of Certain Beneficial
          Owners and Management   . . . . . . . . . . .      32

12.       Certain Relationships and Related
          Transactions  . . . . . . . . . . . . . . . .      35

13.       Exhibits and Reports on Form 8-K . . . . . . .     35

          Signatures  . .  . . . . . . . . . . . . . . .     39



      "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE
             SECURITIES LITIGATION REFORM ACT OF 1995

  Statements that are not historical facts contained in this Annual Report on Form 10-KSB are forward looking statements that involve risk and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, the market price of water, changes in applicable statutory and regulatory requirements, changes in technology, uncertainties in the estimation of water available under decrees and timing of development, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, delays in the anticipated permit and start-up dates, environmental risks, and the results of financing efforts.

                              PART I

Item 1. Description of Business
        -----------------------

General

   Pure Cycle Corporation (the "Company") is a Delaware corporation founded in 1976 to manufacture and market its patented water recycling technologies designed to process a single family home's wastewater into pure potable drinking water. Production of the single-family water recycling systems was halted in July 1982. In 1987, the Company resumed operations, broadening its business development activities to include the privatization of water and wastewater systems in Colorado and throughout the United States. The Company's business activities include the development of large municipal water and wastewater systems to provide water and wastewater service to customers on a wholesale and retail basis. The Company's business focus continues to center on the application of its patented water recycling technologies to process municipal wastewater into pure potable drinking water for resale.

   In 1996, the Company entered into a landmark water privatization agreement with the State of Colorado and the Rangeview Metropolitan District (the "District") for the development of over 26,000 acre feet of water in the Denver metropolitan area. The water privatization agreement enabled the Company to acquire ownership to a total gross volume of 1,165,000 acre feet of ground water (approximately 11,650 acre feet per year), and an option to substitute 1,650 acre feet of surface water in exchange for a total gross volume of 165,000 acre feet of ground water, and the use of surface reservoir storage capacity (collective referred to as the "Export Water Rights").

   In addition to ownership of the Export Water Rights, the Company entered into an 85 year Service Agreement with the District to design, develop, finance, construct, operate, and maintain the District's water system to service customers within the District's 24,000 acre service area. The District has reserved approximately 14,350 acre feet per year of water and surface reservoir storage capacity (collectively referred to as the "Service Area Water Rights") for use within the District's Service Area.

   The Company's water assets together with its Service Agreement enable the Company to develop and market water rights on a wholesale basis to cities, municipalities and special districts in need of additional water supplies as well as retail customers within the District's Service Area. The Company will seek to utilize its patented water recycling technologies to process the return flow wastewater/ sewage into pure potable water for reuse applications.

Description of Company Assets
-----------------------------

Paradise Water Rights

   In 1987, the Company acquired certain water rights, water wells, and related assets from Paradise Oil, Water and Land Development, Inc., which constitute the "Paradise Water Rights". The Paradise Water Rights include 70,000 acre feet of tributary Colorado River decreed water rights, a right-of-way permit from the United States Department of the Interior, Bureau of Land Management for the construction of a 70,000 acre foot dam and reservoir across federal lands, and four water wells ranging in depth from 900 feet to 1,800 feet. The water wells produce approximately 7,500 - 9,400 gallons per minute (which produce approximately 14,000 acre feet per well per year) with an artesian pressure of approximately 100 pounds per square inch.

   Geographically, there are two significant markets for the Paradise Water Rights: water users in the downstream states of Arizona, Nevada and California; and water users in the Denver metropolitan area. The Company is currently pursuing the sale and development of the Paradise Water Rights as a wholesale municipal water supply to cities, municipalities and special districts in these markets. Other potential development opportunities for the
Paradise Water Rights include, but are not limited to, the utilization of the artesian pressure for hydroelectric power generation, water leasing to agricultural interests, mineral interests, and recreational interests. Currently, the Company has outstanding proposals to several public and private companies for the sale of the Paradise Water Rights.

Rangeview Water Rights

   Beginning in 1988, the Company initiated efforts to acquire the rights to approximately 10,000 acre feet of non-tributary ground water rights from the District. Since that time, the Company acquired various options to purchase water together with a portion of the Water Revenue Notes and Bonds (the "District Bonds") issued by the District, options to purchase the remaining District Bonds, and certain real property interests within the boundaries of the District. In 1990 the Company entered into a Water Commercialization Agreement (the "WCA") with Inco Securities Corporation ("ISC") to jointly develop and market the water rights. The Company sold rights to investors to participate in the Company's share of proceeds from the WCA in order to finance the acquisition of the above described assets. During fiscal 1995, the Company joined in a lawsuit against the State of Colorado Board of Land Commissioners (the "State Land Board") seeking clarification of a lease which governed the development rights to the water.

   In April 1996, the parties to the litigation, including the Company, entered into a Settlement Agreement to dismiss the lawsuit. As part of the Settlement Agreement, the Company purchased all of the District's outstanding District Bonds from the holders of the securities and entered into a water privatization agreement between the District and the Company. As part of the Settlement Agreement, the Company purchased fee interest to the Export Water Rights, which consist of a total gross volume of 1,165,000 acre feet (approximately 11,650 acre feet per year) of non-tributary and not non-tributary ground water, and the option to substitute 1,650 acre feet of tributary surface water for a total gross volume of 165,000 acre feet of non-tributary and not non-tributary ground water, and surface reservoir storage rights from the District in exchange for all the outstanding District Bonds.

Comprehensive Amendment Agreement

   In order to acquire all the remaining outstanding District Bonds not already held by the Company to enable the Company to enter into the Settlement Agreement and to acquire the Export Water Rights, the Company negotiated agreements with all the remaining bond holders and amended the WCA and its agreements with all prior investors in the WCA. Pursuant to the new Comprehensive Amendment Agreement (the "CAA") entered into in conjunction with the Settlement Agreement, such bond holders and investors have a right to receive $31,807,232 from the proceeds of a sale or other disposition of the Export Water Rights.

Service Agreement

   Additionally, the Company entered into an eighty five (85) year Service Agreement with the District to design, finance, construct, operate, and maintain the District's water system to provide water service to customers within the District's 24,000 acre Service Area. The District has reserved approximately 14,350 acre feet of water per year, together with surface reservoir storage capacity for the Company's use in providing water service to customers within the District's Service Area. In exchange for providing water service to customers within the District's Service Area, the Company will receive 95% of the District's water revenues remaining after payment of royalties to the State Land Board.

   The Company will supply water to customers within the 24,000 acres of property which constitute the boundaries of the District's Service Area. The District's Service Area is located in northeastern Arapahoe County, Colorado - a growing county bordering Denver, Colorado. Currently the majority of the property is undeveloped land, however portions of the property have been sold to an area home builder. Development of the property is dependent on overall growth in the Denver metropolitan area.

    There are over 100 independent municipal water providers throughout the Denver metropolitan area of which approximately 40 providers account for approximately 95% of the water delivered to the metropolitan Denver consumers. The Company is actively marketing its Export Water Rights to these 40 area water providers as a wholesale or retail water supply.

Recycling Technology

   The  Company  developed and patented water recycling  technology which converts single-family home wastewater/sewage into pure potable drinking water. The Company manufactured, installed and operated the single-family water recycling units in the late 1970's and early 1980's until halting production of the units in 1982.
The Company has shifted its strategic market for its water recycling technology from the its original single-family units to large municipal wastewater/ sewage treatment applications. The Company, in conjunction with the marketing of its water rights and the development of facilities pursuant to the Service Agreement, will seek to apply its water recycling technology to treat municipal wastewater/ sewage into pure potable water for reuse.

Description of Business

  Beginning in fiscal 1987, and continuing through fiscal 1996, the Company has sought to acquire a portfolio of water rights (which are described above in the Description of Company's Assets) which the Company can develop and market to municipal water providers. In addition to developing water supplies for municipal water providers in need of supplemental water sources, the Company is engaged in the privatization of municipal water and wastewater systems. From its initial efforts in the Denver metropolitan area, the Company seeks to utilize its water rights and wastewater treatment technologies to privatize other government owned water and wastewater systems in Colorado and throughout the western United States.

  The Rangeview Metropolitan District, a quasi municipal, political subdivision of the State of Colorado is a special district empowered to provide water and wastewater services to approximately 24,000 acres of property located approximately 12 miles south and east of Denver, most of which is owned by the State of Colorado (the "Service Area"). The District has the ability to issue tax-exempt municipal bonds and to enter into other governmental financing agreements to provide water service and wastewater treatment for customers in its Service Area. Additionally, the District is empowered to set rates and charges for the water and wastewater services. Pursuant to the Settlement Agreement, the District's water rates and charges must be the average of similar rates and charges of the three surrounding municipal water providers.

   The  development of the District's Service Area is dependent  on growth in the Denver metropolitan area, and on the State of Colorado selling portions of the its property to parties interested in the development of the land. The District has reserved approximately 14,350 acre feet of water annually, together with surface reservoir storage capacity, to provide water service to the property. The District completed a study to analyze the future development opportunities for the property and defined three categories of land uses: residential, commercial/ light industrial, and open space. Approximately 10,000 acres is suitable for residential development accommodating up to 30,000 single-family homes; approximately 2,200 acres is suitable for commercial and light industrial development along the primary access corridors; and the remaining 12,800 acres is suitable for open space (i.e. parks, playing fields, and golf courses).

   The Company is negotiating with the Rangeview Metropolitan District to provide wastewater/ sewage treatment facilities, in addition to water service, to accommodate the development of the District's 24,000 acres of property. The Company intends to utilize its advanced wastewater treatment technologies to process wastewater into pure potable drinking water for reuse.

   During fiscal 1996, the Company purchased the Export Water Rights, consisting of a total gross volume of 1,165,000 acre feet (approximately 11,650 acre feet per year) of non-tributary and not non-tributary ground water, together with an option to substitute 1,650 acre feet of tributary surface water in exchange for a total gross volume of 165,000 acre feet of non-tributary and not non-tributary ground water, and surface storage rights from the District in exchange for all the outstanding District Bonds, totaling approximately $39 million (par plus accrued interest). The Company is marketing the Export Water Rights to Denver area municipal water providers on both a wholesale and retail basis.

    The 40 largest municipal water providers in the Denver metropolitan area deliver approximately 95% of the water consumed by residents and businesses in the Denver metropolitan area. The Company actively marketed the Export Water Rights to each of the 40 largest providers during fiscal year 1996. Concurrent with water supply, some area water providers also have independent wastewater/ sewage treatment facilities. While the water supply market throughout the Denver metropolitan area is fragmented with over 100 independent providers, the majority of wastewater/sewage treatment is processed by approximately 10 major wastewater/sewage treatment providers. The majority of Denver area water providers participate to the Metropolitan Wastewater Authority which process approximately 90% of the areas wastewater/sewage.

   The Company is actively marketing its Export Water Rights to other municipal users within the Denver area. Development of the District's Service Area will include the design, construction, operation and maintenance of a water delivery system to serve customers within the District's Service Area. The Company will receive 95% of the tap fee and user fee income remaining after payment of royalties to the State Land Board (initially 12%) for its commitments to build, operate, and maintain the water system. The Company expects to use portions of the tap and user fee income to finance the development of facilities for the District's Service Area.

   The Export Water Rights could be sold for a lump sum or pursuant to an installment sale contract, either on a wholesale basis, where the purchaser would be responsible for the development of facilities to deliver the water to its users, or on a retail basis where the Company would develop the facilities necessary to deliver the water. The timing, terms, and conditions of sales are dependent on the purchaser.

   The  Company  is  also pursuing the sale of the  Paradise  Water
Rights to cities, municipalities, and special district in the downstream states of Arizona, Nevada and California. However, there are certain restrictions under the Colorado River Compact which relate to a reallocation of water rights from one state to another, including a requirement that a court decree authorizing the use of the water rights out of state be obtained and compliance with other interstate compacts or agreements, which would need to be resolved or complied with before the Paradise Water Rights can be sold to users outside of Colorado. If the Company is successful in selling its Paradise Water Rights, the Company would anticipate developing these water rights in a manner similar to the Export Water Rights.

   The Company's business of water sales is subject to competitive factors as water providers desiring water will consider alternative sources. The Company is aware of several other private water companies who are attempting to market competing water rights to municipal water providers in the Denver area. In addition, municipal water providers seeking to acquire water rights evaluate independent water rights owned by individuals, farmers, ranchers, etc. The principal factors affecting competition in this regard include, but may not be limited to, the availability of water for the particular purpose, the cost of delivery of the water to the desired location, the availability of water during dry year periods, the quality of the water source, and the reliability of the water supply. The Company believes that its water rights provide the Company with an advantage over its competition because the water rights the Company owns have been designated for municipal use by decrees issued by Colorado water courts, and because of the quantity of water available, the quality of water, their location in the Denver metropolitan area, and Paradise's location to deliver water to either downstream or Denver area water users), and price. The quantity of water the Company has available for sale has been determined by court decrees of the Colorado water courts. The Company has had the quality and quantity of the Rangeview and Paradise Water Rights evaluated by independent appraisers and water engineers. The water quality, without treatment, meets or exceeds all current federal and state drinking water standards.

   The business segment of water purification and municipal water recycling are also subject to competition from municipal water providers who also provide wastewater/ sewage processing, and from regional wastewater/sewage processors. The Company is not aware of any private companies providing wastewater/sewage treatment services in the Denver metropolitan area. The Company believes that it could have a competitive advantage because its wastewater treatment technology uses no toxic chemicals and the water after processing exceeds stringent water quality standards currently in effect. Additionally, residual material created in the wastewater treatment process can be composted into a high grade fertilizer for agricultural use.

   If the Company is successful in selling water, the construction of wells, dams, pipelines and storage facilities may require compliance with environmental regulations, however the Company believes that regulatory compliance would not materially impact such a sale. It is anticipated that a purchaser of the Company's water rights would undertake to construct the required facilities to deliver the water to its users, however the Company would consider providing such infrastructure as part of a water sale agreement. If the Company were to ultimately agree to provide such facilities, the Company could incur substantial capital expenditures to comply with governmental regulations. However, the Company cannot assess such costs until the purchaser of the water rights and the nature of the water delivery system required has been determined. Similarly if the Company were to obtain a contract for treatment of wastewater and sewage, governmental regulations concerning drinking water quality and wastewater discharge quality may be applicable. However, until the Company has a contract proposal specifying the quantity and type of wastewater to be treated and the proposed use of such treated water, the cost of regulatory compliance cannot be determined.

  The Company holds several patents in the United States and abroad related to its water recycling system and components thereof. The value to the Company of these patents is dependent upon the Company's ability to adapt its water recycling system to larger scale applications, or to develop other uses for the technology. These patents will expire in the late 1990's.

  The Company currently has four employees.

Item 2. Description of Property
        -----------------------

   The Company currently leases office facilities at the address shown on the cover page.

   The Company owns approximately 70,000 acre feet of conditional water rights, water wells and related assets in the State of Colorado by assignment and quit claim deed. See "Item 1. Description of Business - Description of Company's Assets - Paradise Water Rights."


   During  the  fiscal  year ended August  31,  1996,  the  Company purchased a total gross volume of 1,165,000 acre feet (approximately 11,650 acre feet per year) of non-tributary and not non-tributary ground water, together with an option to substitute 1,650 acre feet of tributary surface water in exchange for a total gross volume of 165,000 acre feet of non-tributary and not non-tributary ground water, and surface storage rights from the District. See "Item 1. Description of Business - Description of Company's Assets - Rangeview water rights."

Item 3.  Legal Proceedings
         -----------------

   In October 1994, the Company joined in a lawsuit initiated by others including the Rangeview Metropolitan District (the "District"), brought in the District Court of the City and County of Denver, Colorado, against the Colorado State Board of Land Commissioners (the "State Land Board") seeking a declaratory judgment affirming that the lease, as amended, from the State Land Board to the District was valid and enforceable.

   In April of 1996, the parties to the lawsuit agreed to a settlement (the "Settlement"). The Settlement, among other things, clarifies the State Land Board's royalty participation in an amended and restated lease relating to the Rangeview water rights. The Company negotiated agreements to acquire the remainder of the District's Bonds not already owned by the Company with a principal value of $24,914,058 in exchange for interests in the Company's Comprehensive Amendment Agreement ("CAA"). Commitments to the former bondholders and investors to share in the proceeds from the sale or other disposition of the Export Water Rights decreased from approximately $33,546,000 to approximately $31,807,000 as a result of the Settlement. The Settlement was subject to obtaining a final non-appealable order of the trial court approving the Settlement. The trial court order was signed June 14, 1996 and became final and non-appealable on July 29, 1996.

         ------------------------------

   Certain crossclaims in the lawsuit remain pending between the District and the East Cherry Creek Valley Water and Sanitation District (the "ECCV"). One of ECCV's crossclaims would affect the Company in that ECCV asserts that it has the right of first refusal to purchase the Export Water. If ECCV were to prevail on this claim, the Company would be required to sell the Export Water to ECCV. The price for such a purchase would be determined by the court and might be more or less favorable than the price the Company could obtain from a third party. Management does not believe the outcome of the remaining crossclaim will have a material adverse effect on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

   No matters were submitted to a vote of stockholders during the fourth quarter ended August 31, 1996.

                              PART II

Item 5.   Market for Common Equity and Related Stockholder Matters
          --------------------------------------------------------

Markets

   The table below shows for the quarter indicated the high and low bid prices of the Common stock on the NASDAQ Bulletin Board. The Company's Common stock is traded on the NASDAQ Bulletin Board under the trade symbol PCYL. As of December 6, 1996, there were 4,290 holders of record of the Company's Common stock.

     Calendar Quarter                     Low           High
     ----------------                   -------        ------
     1996      First                    $.125          $.1875
               Second                   $.14           $.19
               Third                    $.14           $.4375
               Fourth                   $.20           $.34375

     1995      First                    $.125          $.325
               Second                   $.125          $.325
               Third                    $.125          $.25
               Fourth                   $.125          $.25

   Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Dividends

   The Company has never paid any dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

   In August 1996, in connection with a loan for $300,000, the Company issued warrants to purchase 600,000 shares of the Company's Common Stock at $.25 per share to six related party, accredited investors who have previously invested in the Company. The loan agreement provides that the Company can extend the due date of any of the installments due to August 30, 2002 by issuing additional warrants.

   The Company issued the warrants under Section 4(2) of the Securities Act of 1933 based on the fact that the warrants were offered privately to a limited group of existing stockholders, each of whom is sophisticated in investment matters and qualifies as an accredited investor.

Item 6.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

Introduction

  Pure Cycle is engaged in the privatization of municipal water and wastewater systems in Colorado and throughout the United States. The Company seeks to use its portfolio of water rights and water technologies to enhance the availability and quality of municipally provided drinking water. The Company purchased approximately 11,650 acre feet of water and entered into a Service Agreement with the Rangeview Metropolitan District to develop, operate, and maintain the District's water system. The Company's eighty five
(85) year water Service Agreement with the Rangeview Metropolitan District will enable the Company to provide water service to over 36 square miles of property located in the Denver metropolitan area. Subsequent to the fiscal year end, the Company has been negotiating a wastewater service agreement with the District which, if concluded, would authorize the Company to develop, operate, and maintain the District's wastewater system in addition to the water system. The Company continues to develop its patented water recycling technologies and, if successful in obtaining the wastewater service agreement with the District, will seek to integrate these technologies for processing wastewater into pure potable water for reuse as part of its wastewater service commitment to the District's Service Area.

Plan of Operation

   Prior to fiscal 1992, the Company funded operations primarily through long term debt financing from certain related parties including the Company's President and major stockholder. Since fiscal 1992, the Company has funded operations with equity financing and by marketing the right to share in proceeds from the sale of its Export Water Rights to private individuals, companies and institutions with an interest in the municipal wholesale water supply market.

   The Company is aggressively pursuing the marketing and sales of its water rights to municipal water providers in the Denver metropolitan region as well as users in Arizona, Nevada and California to generate current and long term revenue sources. During the fiscal year 1996, the Company has presented wholesale water supply proposals to 40 municipal water providers throughout the Denver area with respect to the sale of the Export Water
Rights. Additionally, during fiscal 1996, the Company has presented wholesale water supply proposals to private and municipal water providers in Nevada, Arizona and California for the sale of the Company's 70,000 acre feet of Paradise Water Rights, understanding that certain legal issues relating to interstate water rights transfers may exist. The Company continues to discuss water supply arrangements with private companies and municipal water providers to whom it has made proposals. The Company continues to identify and market its water rights to other private companies and municipal water providers.

   In addition to marketing the Company's water rights, the Company will develop the facilities to provide water and, subject to concluding an agreement with the District, wastewater service to customers on over 24,000 acres of property within the District's Service Area. The property is primarily undeveloped land situated in the Denver metropolitan area. Portions of the property have been sold to a private interest who may develop the property. The timing of the development of the water and wastewater facilities for the District's Service Area and the revenues to be generated therefrom will depend upon when the property is developed.

   At this time the Company is not able to determine the timing of water rights sales or the timing of development of the property within the District's Service Area. There can be no assurance that these sales can be made on terms acceptable to the Company or that development will occur. In the event water sales are not forthcoming or development of the property within the District's Service Area is delayed, the Company may sell additional portions of the Company's profits interest pursuant to the CAA, incur additional short or long-term debt obligations or seek to sell additional shares of common stock, preferred stock or stock purchase warrants as deemed necessary by the Company to generate operating capital. The Company's ability to ultimately realize its investment in its two primary water projects is dependent on its ability to successfully market the water, or in the event it is unsuccessful, to sell the underlying water rights. Under provisions of the CAA, the other investors in the the Rangeview project are to receive the first approximately $31,807,000 from the sale or other disposition of the Rangeview water rights. The Comapny has agreed to pay the next $4,000,000 in proceeds to LCH, Inc., a company affiliated with the Company's president. The next $432,513 in proceeds is payable to the holders of the Company's Series B Preferred Stock. The Company retains 100% of the proceeds in excess of $35,807,232 from the sale or other disposition of the Export Water Rights.

Results of Operations

Summary
-------

   The Company continues to operate at a loss with its operating capital requirements funded primarily through equity financings and the sale of rights to participate in the proceeds from the sale of the Company's Export Water Rights.

Year  Ended  August 31, 1996 compared to the Year Ended August  31,
------------------------------------------------------------------
1995
----

  The Company's general and administrative expenses for fiscal 1996 decreased approximately $4,000 or 1% to $338,000 as compared to $342,000 for fiscal year ended August 31, 1995, due primarily to a decrease in payroll expenditures and facility costs. The Company's net loss for fiscal 1996 decreased approximately $59,000 or 12% to $456,000 as compared to $515,000 for fiscal year ended August 31, 1995. The decrease in the net loss for fiscal 1996 over fiscal
1995 was due primarily to the recognition of $48,228 in extraordinary gain from the extinguishment of debt in 1996 compared to $4,884 recognized in 1995; lower interest expense resulting from a lower outstanding debt balance resulted in a savings of approximately $37,000 in fiscal 1996. However, this decrease was largely offset by a charge of approximately $32,000 resulting from the expiration of an option to purchase certain water rights.

Year  Ended  August 31, 1995 compared to the Year Ended August  31,
-------------------------------------------------------------------
1994
----

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

Liquidity and Capital Resources
-------------------------------

   At August 31, 1996, current assets exceed current liabilities by $87,253 and, the Company had cash and cash equivalents of $127,756.

    Cash used in operating activities for fiscal 1996 was approximately $314,000, and based on budgeted operating costs, it is anticipated that a similar level of operating cash outflows will be incurred during fiscal 1996.

    Cash used in investing activities for fiscal 1996 was approximately $282,000 resulting from the capitalization of costs incurred with respect to the Rangeview and Paradise Water Rights projects and funds loaned to the District under terms of a loan agreement with the Company. The majority of water rights costs incurred during fiscal 1996 were the result of professional and legal fees necessary for negotiating the Settlement. Management believes it will incur substantially lower costs with respect to its water rights holdings during fiscal 1997, based on the expectation that it will not be necessary to incur significant legal fees. In addition, the Company has no further obligation to advance funds to the District under the loan agreement. Because of the revenue sources available to the District, and its operating expense history, the Company believes the District will repay the note within a period of one to two years after the due date of December 31, 1996.

   The Company entered into a loan agreement on August 30, 1996 to borrow $300,000 from six related party investors (see note 4 to the financial statements). The loan is payable in 2002. The proceeds from the note were received subsequent to year end.

  Net cash used in financing activities of $142,5000 in fiscal 1996 resulted from the repayment of a note to an unrelated party, as more fully discussed in note 4 to the financial statements.

   Based on budgets prepared by management, at its current activity level, the Company believes that it is capable of sustaining its activities through at least fiscal 1997.

   Development of any of the water rights that the Company has, or is seeking to acquire, will require substantial capital investment by the Company. Any such additional capital for the development of the water rights is anticipated to be financed by the municipality purchasing such water rights or through the sale of water taps and water delivery charges. A water tap charge refers to a charge imposed by a municipality to permit a water user access to a water delivery system (i.e. a single-family home's tap into the municipal water system), and a water delivery charge refers to a water user's monthly water bill, generally based on a per 1,000 gallons of water consumed.

   The Company has reviewed the carrying value of its long-lived assets, primarily investments in water projects, considering the anticipated future cash flows from these projects. Based on its analysis, it is management's belief that there is no impairment in the carrying value of the Company's long-lived assets as reflected on the balance sheet at August 31, 1996.

  Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the Financial Accounting Standards Board in October 1995. This Standard addresses the timing and measurement of stock-based compensation expense. Entities electing to continue to follow Accounting Principles Board Opinion No. 25 ("APB 25") must make pro-forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. SFAS 123 is applicable to fiscal years beginning after December 15, 1995. The Company will adopt SFAS 123 in the first quarter of fiscal 1997 and will elect to retain the approach of APB 25 (the intrinsic value method), for recognizing stock-based compensation in its consolidated financial statements. The Company will include disclosures required by SFAS 123 in future financial statements.

Item 7. Financial Statements
----------------------------

                                                         Page
                                                         ----

Independent Auditors' Reports                            14
Consolidated Balance Sheets                              15
Consolidated Statements of Operations                    16
Consolidated Statements of Stockholders' Equity          17-19
Consolidated Statements of Cash Flows                    20-21
Notes to Consolidated Financial Statements               22-29

                   Independent Auditors' Report
                   ----------------------------

The Board of Directors
Pure Cycle Corporation:

We have audited the accompanying consolidated balance sheets of Pure Cycle Corporation and subsidiary (a development stage enterprise) as of August 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, and for the period from September 1, 1986 to August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Pure Cycle Corporation and subsidiary for each of the years in the five-year period ended August 31, 1991. The financial statements for each of the years in the four-year period ended August 31, 1991 were audited by other auditors whose reports contained explanatory paragraphs discussing the uncertainty about the Company's ability to continue as a going concern. The financial statements for the year ended August 31, 1987 were audited by other auditors who have ceased operations and whose reports contained an explanatory paragraph discussing the uncertainty about the Company's ability to continue as a going concern. Our opinion, insofar as it relates to the cumulative amounts for the years in the five-year period ended August 31, 1991 included in the statements of operations, stockholders' equity and cash flows for the period from September 1, 1986 to August 31, 1996, is based solely upon the reports of the other auditors, which reports have been furnished to us.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation and subsidiary as of August 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended and, based on our audits and the reports of the other auditors, for the period from September 1, 1986 to August 31, 1996, in conformity with generally accepted accounting principles.



                                           KPMG Peat Marwick LLP

Denver, Colorado
October 4, 1996

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
                    CONSOLIDATED BALANCE SHEETS

                                                          August 31
                                                 ----------------------------
       ASSETS                                        1996            1995
                                                   --------         --------
Current assets:
  Cash and cash equivalent                      $   126,756      $   865,803
  Marketable securities                               3,429            3,429
  Prepaid expenses and other current assets          10,864           16,037
                                                  ----------      ----------
     Total current assets                           141,049          885,269

Investment in water projects:
  Rangeview water rights (Rangeview Water
   Commercialization Agreement in 1995)
   (Note 2)                                      12,788,413        5,856,194
  Paradise water rights                           5,466,834        5,462,457
  Sellers Gulch option                                   --           31,997
                                                 ----------       ----------
     Total investment in water projects          18,255,247       11,350,648

Note receivable (Note 3)                            251,282          119,327

Equipment, at cost, net of accumulated
 depreciation of $12,083 in 1996 and
 $9,514 in 1995                                       5,155            5,359
Patents, net of accumulated amortization
 of $35,460 in 1996 and $34,776 in 1995                  --              684
Other assets                                         40,596           22,596
                                                 ----------       ----------
                                               $ 18,693,329     $ 12,383,883
                                                 ==========       ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term
     debt (Note 4)                             $         --     $   185,460
  Accounts payable                                   53,796          60,450
                                                 ----------      ----------
     Total current liabilities                       53,796         245,910

Long-term debt - related parties, less
 current maturities                               2,750,311       2,888,296

Other non-current liabilities (Note 5)              127,468         120,228

Participating interests in Rangeview
 water rights (Minority interest in Rangeview
 Water Commercialization Agreement in 1995)
 (Note 2)                                       11,090,630        4,020,630

Stockholders' equity (Notes 6 & 7):
  Preferred stock, par value $.001 per
   share; authorized - 25,000,000 shares:
       Series A - 1,600,000 shares issued
          and outstanding                            1,600            1,600
     Series B - 432,513 shares issued and
          outstanding                                  433              433
  Common stock, par value 1/3 of $.01 per
     share; authorized - 135,000,000 shares;
     78,439,763 shares issued and outstanding      261,584          261,584
  Additional paid-in capital                    23,633,561       23,615,561
  Deficit accumulated during
     development stage                         ( 6,499,682)     ( 6,043,987)
  Deficit accumulated prior to
     September 1, 1986                         (12,726,372)     (12,726,372)
                                                ----------       ----------
     Total stockholders' equity                  4,671,124        5,108,819
Contingency (Note 2)                            ----------       ----------

                                              $ 18,693,329     $ 12,383,883
                                                ==========       ==========

[FN]
    See Accompanying Notes to Consolidated Financial Statements

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                Years ended August 31      Cumulative
                               -----------------------  Sept. 1, 1986 to
                                  1996          1995     Aug. 31, 1996
                                  ----          ----     -------------
General and administrative
 expense:
  Related parties (Note 7)     $      --    $      --     $(  908,215)
   Other                        (337,831)    (342,886)     (2,929,336)
                                 -------      -------       ---------
   Total general and
     administrative expense     (337,831)    (342,886)     (3,837,551)
Other income (expense):
 Interest expense:
  Related parties               (167,283)    (188,054)     (1,385,716)
  Other                         (  7,240)    ( 24,020)     (  498,000)
 Loss on abandonment of
  options on water rights       ( 31,997)          --      (  881,997)
 Financing expense on
  purchase of water rights
  option                              --           --      (  200,000)
 Financing cost for issuance
  of stock below market
  price                               --           --      (  187,500)
 Loss on abandonment of
  power plant equipment               --           --      (  242,500)
 Gain from waived put options         --           --          40,950
 Gain/(loss) on sale of
  marketable equity securities        --     (  3,611)         24,809
 Interest income                  40,428       38,241          78,669
 Other, net                           --           --          29,503
                                 -------     --------       ---------
   Loss before
     extraordinary item         (503,923)   (520,330)      (7,059,333)

Extraordinary gain on
 extinguishment of debt
  (Notes 4 & 5)                   48,228       4,884          559,651
                                 -------     -------        ---------
   Net loss                    $(455,695)  $(515,446)     $(6,499,682)
                                 =======     =======        =========
Primary and fully diluted
 loss per common share:
  Loss before extraordinary
   item                        $  ( .01)   $  ( .01)
     Extraordinary item              --          --
                                   ----        ----
 Net loss per common share     $  ( .01)   $  ( .01)
                                   ====        ====
Weighted average common
 shares outstanding          78,439,763  78,439,763
                              =========   =========

[FN]
    See Accompanying Notes to Consolidated Financial Statements

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               Years Ended August 31, 1996 and 1995

                                                                                             Deficit
                                                                                           Accumulated
                                 Preferred Stock         Common Stock        Additional    During the
                                -----------------     ------------------      Paid-in      Development
                                Shares     Amount     Shares      Amount      Capital         Stage
                                ------     ------     ------      ------      -------      -----------
Balance at August 31, 1994    2,032,51 3   $2,033   78,439,763   $261,584   $23,494,779   $(5,528,541)

Retirement of note payable
  with a related party in
  exchange for a profits
  interest in the Water
  Commercialization
  Agreement (Notes 4 and 7)          --        --           --         --       120,782            --
Net loss                             --        --           --         --            --    (  515,446)
                              ---------     -----   ----------    -------    ----------     ---------
Balance at August 31, 1995    2,032,513     2,033   78,439,763    261,584    23,615,561    (6,043,987)
Warrants issued (Notes 4
  and 6)                                                                         18,000
Net loss                             --        --           --         --            --    (  455,695)
                              ---------     -----   ----------    -------    ----------     ---------
Balance at August 31, 1996    2,032,513    $2,033   78,439,763   $261,584   $23,633,561   $(6,499,682)
                              =========     =====   ==========    =======    ==========     =========

[FN]
    See Accompanying Notes to Consolidated Financial Statements

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     Cumulative from September 1, 1986 through August 31, 1996
                            (CONTINUED)

                                                                                              Deficit
                                                                                            Accumulated
                                     Preferred Stock      Common Stock        Additional     During the
                                     ---------------  -------------------      Paid -in     Development
                                      Shares  Amount   Shares      Amount      Capital         Stage
                                     -------  ------   ------      ------      -------      -----------
Balance, September 1, 1986              --   $  --   59,721,797   $199,077   $11,869,506   $        --
Fiscal Year 1987 transactions:
   Net Loss                             --      --           --         --            --    (  139,906)
Fiscal Year 1988 transactions:
   Stock issued for debt                --      --      250,000        833        11,667            --
   Sale of stock                        --      --    1,255,466      4,185     5,371,522            --
   Net loss                             --      --           --         --            --    (  626,583)
Fiscal Year 1989 transactions:
   Payment for services with
    stock donated by President          --      --           --         --       291,250            --
   Net loss                             --      --           --         --            --    (  980,793)
Fiscal Year 1990 transactions:
   Redeemable common stock
    redemption premium                  --      --           --         --    (   45,625)           --
   Expenses paid with stock
    donated by President                --      --           --         --         7,000            --
   Net loss                             --      --           --         --            --    (  614,266)
Fiscal Year 1991 transactions:
   Put options waived                   --      --      315,000         --            --            --
   Foreclosure on debt collat-
    eralized by shares of stock
    pledged by the President            --      --           --         --        85,080            --
   Sale of stock options:
    cash                                --      --           --         --       100,000            --
   Excess of market value
    over option price                   --      --           --         --       187,500            --
   Net loss                             --      --           --         --            --    (1,751,701)
Fiscal Year 1992 transactions:
   Put options expired                  --      --    1,997,500      6,658       223,017            --
   Common shares contributed by
    President and majority
    stockholder                         --      --      100,000         --            --            --
   Common shares issued as
    additional interest expense         --      --   (  100,000)        --        25,000            --
   Foreclosure on debt collat-
    eralized by shares of stock
    pledged by the President            --      --           --         --        86,088            --
   Repurchase of options                --      --           --         --    (  100,000)           --
   Sale of common stock                 --      --   13,900,000     47,497     2,852,503            --
   Net loss                             --      --           --         --            --    (  480,585)
Fiscal Year 1993 transactions:
   Put options expired                  --      --      200,000        667        19,333            --
   Foreclosure on debt
    collateralized by shares
    of stock pledged by
    President                           --      --           --         --       209,250            --
   Foreclosure on debt
    collateralized by shares
    of stock pledged by
    President and reissued
    by Company                          --      --      800,000      2,667       271,207            --
   Net Loss                             --      --           --         --            --    (  428,468)
                                      ----    ----   ----------    -------    ----------     ---------
Balance carried forward                 --   $  --   78,439,763   $261,584   $21,464,298   $(5,022,302)


                                 (continued)

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     Cumulative from September 1, 1986 through August 31, 1996
                            (CONTINUED)


                                                                                                    Deficit
                                                                                                  Accumulated
                                         Preferred Stock         Common Stock       Additional    During the
                                       ------------------    -------------------      Paid-in     Development
                                         Shares    Amount     Shares      Amount      Capital        Stage
                                       ---------   ------     ------      ------      -------      ---------
Balance at August 31, 1993
  (carried forward)                         --   $   --   78,439,763   $   261,584   $21,464,298   $(5,022,302)
Fiscal year 1994 transactions:
  Sale of Preferred Stock
   Series A for cash                    1,600,000    1,600           --         --     1,598,400            --
  Issuance of Preferred
   Stock Series B in exchange
   for debt                               432,513      433           --         --       432,081            --
  Net Loss                                     --       --           --         --            --    (  506,239)
Fiscal year 1995 transactions:
  Retirement of note payable
   with a related party in
   exchange for a profits
   interest in the Water
Commercialization Agreement
   (Notes 4 and 7)                            --       --           --         --       120,782            --
  Net loss                                    --       --           --         --            --    (  515,446)
Fiscal year 1996 transactions:
  Warrants issued (Notes 4 and 6)                                                        18,000
  Net loss                                    --       --           --         --            --    (  455,695)
                                       ---------    -----   ----------    -------    ----------     ---------
Balance at August 31, 1996             2,032,513   $2,033   78,439,763   $261,584   $23,633,561   $(6,499,682)
                                       =========    =====   ==========    =======    ==========     =========

[FN]
    See Accompanying Notes to Consolidated Financial Statements

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                    Years ended August, 31       Cumulative
                                     ---------------------    Sept. 1, 1986 to
                                      1996          1995        Aug.31, 1996
                                      ----          ----        ------------
Cash flows from operating
 activities:
  Net loss                         $(455,695)   $(  515,446)     $(6,499,682)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
    Depreciation and
     amortization                      3,253          4,900           31,538
    Amortization of debt
     issuance costs                       --          4,600           23,000
    Gain/(loss) on sale of
     marketable securities                --          3,611       (   24,809)
    Accretion of discount
     on long-term debt                    --         11,749           69,630
    Common shares issued as
     additional interest
     expense                              --             --           25,000
    Extraordinary gain on
     extinguishment of debt         ( 48,228)    (    4,884)      (  559,651)
    Loss on abandonment of
     option on water rights           31,997             --          781,997
    Financing expense on
     purchase of water option             --             --          200,000
    Financing costs for
     issuance of stock options
     below market price                   --             --          187,500
    Gain on put options waived            --             --       (   40,950)
    Loss on abandonment of
     power plant equipment                --             --           62,500
    Payment for services and
     expenses with common stock
     donated by President                 --             --          298,250
    Other unrealized loss on
     marketable securities                --             --            1,143
    Increase in accrued interest
     on note receivable             ( 18,645)     (    3,327)     (   21,972)
     Other                                --              --      (    1,065)
     Changes in operating assets
       and liabilities:
        Prepaid expenses and
         other current assets          5,173      (   11,530)     (    5,914)
        Accounts payable and
         other non-current
         liabilities                (  6,654)         62,836         429,291
        Accrued interest             174,523         188,927       1,592,642
                                     -------       ---------       ---------
         Net cash used in
          operating activities     $(314,276)    $(  258,564)    $(3,451,552)
                                     -------       ---------       ---------

                                  (continued)

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (CONTINUED)


                                      Years ended August, 31      Cumulative
                                     ------------------------  Sept. 1, 1986 tp
                                        1996           1995      Aug.31, 1996
                                        ----           ----      ------------
Cash flows from investing
 activities:
   Investments in water rights      $ (166,596)   $(  138,232)   $(2,352,224)
   Purchase of marketable
     securities                             --             --     (2,000,000)
   Proceeds from sale of
     marketable securities                  --      1,278,289      2,024,809
   Increase in note receivable        (113,310)    (  116,000)    (  229,310)
   Purchase of equipment              (  2,365)    (      678)    (   17,237)
   Increase in other assets                 --             --     (  106,595)
                                       -------      ---------      ---------
     Net cash provided by
      (used in) investing
      activities                      (282,271)     1,023,379     (2,680,557)
                                       -------      ---------      ---------
Cash flows from financing
 activities:
  Proceeds from issuance
   of debt                                  --             --      2,677,629
  Repayments of debt                  (142,500)      ( 21,453)    (1,167,190)
  Proceeds from sale of
   common stock                             --             --      2,900,000
  Proceeds from sale of
   Series A convertible
   Preferred stock                          --             --      1,600,000
  Proceeds from issuance of
   redeemable common stock                  --             --        245,000
  Proceeds from issuance of
   stock options                            --             --        100,000
  Repurchase of stock
   options                                  --             --     (  100,000)
                                       -------        -------      ---------
    Net cash provided by
     (used in) financing
     activities                       (142,500)      ( 21,453)     6,255,439
                                       -------        -------      ---------
    Net increase (decrease)
     in cash and cash
     equivalents                      (739,047)       743,362        123,330

    Cash and cash equivalents
     beginning of period               865,803        122,441          3,426
                                       -------        -------      ---------
    Cash and cash equivalents
     end of period                   $ 126,756      $ 865,803     $  126,756
                                       =======        =======      =========

[FN]
    See Accompanying Notes to Consolidated Financial Statements

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  August 31, 1996, 1995, and 1994

NOTE 1 - ORGANIZATION AND BUSINESS, BASIS OF PRESENTATION AND
-------------------------------------------------------------
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------

Organization and Business
-------------------------
  Pure Cycle Corporation (the "Company") was incorporated under the laws of the State of Delaware on April 1, 1976, to develop, manufacture and market wastewater recycling systems. During 1987, the Company began a reorganization of its business, shifting emphasis from smaller scale water purification systems to acquiring water rights for future sales of water and subsequent reprocessing of that water with larger scale sewage treatment facilities.

   The fiscal year ended August 31, 1987 is considered the commencement of the current development stage activities of the Company. Accordingly, cumulative amounts from September 1, 1986 to August 31, 1996 have been reported in the statements of operation, stockholders' equity and cash flows.

  The Company is currently marketing the water from its two primary water projects to municipal water providers in the Denver metropolitan area as well as users in Arizona, Nevada and California. Although the Company believes it will be successful in marketing the water from one or both of its water projects, there can be no assurance that sales can be made on terms acceptable to the Company. The Company's ability to ultimately realize its investment in its two primary water projects is dependent on its ability to successfully market the water, or in the event it is unsuccessful, to sell the underlying water rights.

   During its development stage, the Company has funded the acquisition of certain water rights and its operating activities primarily through equity and other financing agreements with investors with an interest in the wholesale municipal water development business. These financing agreements have enabled investors to participate in the future revenues derived from the sale of the Company's water rights. The Company believes that at August 31, 1996 the Company has sufficient working capital and available credit to fund its operations for the next year or longer. There can be no assurances, however, that the Company will be successful in marketing the water from its two primary water projects in the near term. In the event sales are not achieved, the Company may sell additional participating interests in its water projects, incur additional short or long-term debt or seek to sell additional shares of common stock or stock purchase warrants, as deemed necessary by the Company, to generate working capital.

Summary of Significant Accounting Policies
------------------------------------------

     Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Rangeview Development Corporation. All inter-company balances and transactions have been eliminated.

     Cash equivalents
     ----------------
   For purposes of the statement of cash flows, cash and cash equivalents include all highly liquid debt instruments with an original maturity of three months or less.

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS, BASIS OF PRESENTATION AND
-------------------------------------------------------------
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)
--------------------------------------------------------

     Use of Estimates
     ----------------
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Marketable Securities
     ---------------------
  The Company classifies its investment in marketable securities as available-for-sale securities. Unrealized holding gains and losses are recorded as a separate component of stockholders' equity.
Realized gains and losses are recorded in the statement of operations.

     Investments in Water Projects
     -----------------------------
   The Paradise water rights represent Colorado River water rights, water wells, and a federal right-of-way permit for a dam site located near Debeque, Colorado. The Paradise water rights are recorded at cost.

   The Company's investment in the Rangeview water rights is recorded at cost at August 31, 1996. Pursuant to the terms of the Comprehensive Amendment Agreement ("CAA") entered into in August 1996 certain investors in the Rangeview project have the right to receive the first approximately $31,807,000 from the proceeds of a sale or other disposition of the Rangeview water rights. The
consideration  received   from  the investors  for  this  right  to
participate in the proceeds has been reflected in the accompanying consolidated balance sheet as participating interest in the Rangeview water rights.

  Prior to the acquisition of the water rights in 1996, the Company accounted for its investment in the Rangeview Water Commercialization Agreement as if it were a joint venture between the Company and the other investors in the Rangeview Project. At August 31, 1995 the interests attributable to the other investors in the the Rangeview WCA reflected a minority interest in the accompanying consolidated financial statements.

  In fiscal 1996 the Company adopted the provisions of Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets To Be Disposed Of". SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically assesses the feasibility, marketability and anticipated future cash flows from the sale of it water rights. Based on this assessment, the Company believes that there is no impairment in the carrying value of the its investment in water rights as reflected on the balance sheet at August 31, 1996 and therefor, the adoption of SFAS 121 had no effect on the Company's financial statements.

     Patents
     -------
  Patents are recorded at cost and are amortized on a straight-line basis over 17 years.

     Loss per common share
     ---------------------
   Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Convertible preferred stock and common stock options and warrants have been excluded from the calculation of loss per share as their effect is anti-dilutive.

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS, BASIS OF PRESENTATION AND
-------------------------------------------------------------
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)
--------------------------------------------------------

     Income taxes
     ------------
   Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("Statement No. 109") requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Reclassifications
     -----------------
  Certain amounts have been reclassified for comparability with the 1996 presentation.

NOTE 2 - RANGEVIEW WATER RIGHTS
-------------------------------

   In November and December of 1990, Inco Securities Corporation, entered into an agreement with the Rangeview Metropolitan District (the "District") to purchase 10,000 acre feet of water rights and entered into a joint Water Rights Commercialization Agreement ("Rangeview WCA") with the Company to jointly develop and market such water rights. From November 1990 through August 1995, the Company made payments to the District totaling $1,075,000 for various purchase options. In addition, the Company purchased a right of first refusal
to 40 acres of real property for $201,000. The   Company  also made
payments to certain District bond holders totaling approximately $3,700,000, purchasing approximately $9,730,000 of District Bonds. All of the amounts paid were capitalized as the cost of the Company's investment in the Rangeview WCA.

  In addition to the payments described above, the Company capitalized certain legal and other costs relating to the acquisition of the Rangeview water rights totaling $6,932,433 in 1996, $97,859 in 1995 and $782,121 in years prior.

   During the period the Company sold rights to investors to participate in the Company's share of the proceeds from the Rangeview WCA ("Profit's Interests") in order to finance the
Company's investment in the Rangeview WCA. In, connection with these transactions the Company transferred approximately $5,778,000 of District Bonds to certain of the investors.

   In October 1994, the Company joined in a lawsuit initiated by others, including the District, brought in the District Court of the City and County of Denver, Colorado, against the Colorado State Board of Land Commissioners (the "State Land Board") seeking a declaratory judgment affirming that the lease, as amended, from the State Land Board to the District was valid and enforceable.

   In April of 1996, the parties to the lawsuit agreed to a settlement (the "Settlement"). The Settlement was subject to obtaining a final non-appealable order of the trial court approving the Settlement. The trial court order was signed June 14, 1996 and became final and non-appealable on July 29, 1996.

   In connection with the Settlement, the Company entered into a water privatization agreement with the State of Colorado and the District. The water privatization agreement enabled the Company to acquire ownership to a total gross volume of 1,165,000 acre feet of ground water (approximately 11,650 acre feet per year), and an option to substitute 1,650 acre feet of surface water in exchange for a total gross volume of 165,000 acre feet of ground water, and the use of surface reservoir storage capacity (collectively referred to as the "Export Water Rights").

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - RANGEVIEW WATER RIGHTS -(continued)
--------------------------------------------

  In conjunction with the Settlement, the Company also entered into an 85 year Service Agreement with the District to design, finance, construct, operate, and maintain the District's water system to provide water service to customers within the District's 24,000 acre Service Area. The District has reserved approximately 14,350 acre feet of water per year, together with surface reservoir storage capacity, for the Company's use in providing water service to customers within the District's Service Area. In exchange for providing water service to customers within the District's Service Area, the Company will receive 95% of the District's water revenues remaining after payment of royalties to the State Land Board.

   Certain crossclaims in the lawsuit remain pending between the District and the East Cherry Creek Valley Water and Sanitation District (the "ECCV"). One of ECCV's crossclaims could affect the Company in that ECCV asserts that it has the right to first refusal to purchase the Export Water. If ECCV were to prevail on this claim, the Company would be required to sell the Export Water Rights to ECCV. The price for such a purchase would be determined by the court and, consequently, could be more or less favorable than the
price the Company could obtain  from  a  third  party.   Management
does not believe the outcome of the remaining crossclaim will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

   In connection with the Settlement of the lawsuit, the Company negotiated agreements with the District's bond holders, not previously investors with the Company, to acquire all of the remaining District Bonds totaling $15,184,000 by granting the bond holders a senior, secured interest in the proceeds from the sale of the Export Water Rights (referred to as a "Participating Interest") aggregating $9,110,000, as provided for in the CAA.

   Additionally, the Company negotiated agreements with all of the investors in the Rangeview WCA to acquire their WCA Profits Interests as well as all of the Bonds held by certain of those investors totaling $5,778,000 in exchange for Participating Interests in the CAA. The Bonds acquired from holders not previously investors with
the Company,  totaling $15,184,000, together with  Bonds  held   by
investors in the Rangeview WCA totaling $5,778,000, together with bonds held by the Company totaling $3,700,000 represented all of the District's outstanding Bonds (totaling $24,914,058). The Company conveyed all of the outstanding District Bonds to the District in exchange for title to the Export Water Rights.

   The estimated fair value of the $15,184,000 of Bonds purchased ($6,770,000) has been recorded as an increase in the cost of the Rangeview water rights and an increase in the Participating Interests in the Rangeview water rights.

  The Participating Interests in the CAA, in the aggregate, have the right to receive the first approximately $31,807,000 from the proceeds of a sale or other disposition of the Export Water Rights. After the distributions pursuant to the CAA, the Company has agreed to pay the next $4,000,000 in proceeds to LCH Inc., a company affiliated with the Company's president. The next $432,513 in proceeds is payable to the holders of the Company's Series B Preferred Stock. The Company retains 100% of the proceeds in excess of $35,807,232 from the sale or other disposition of the Export Water Rights.

NOTE 3 - NOTE RECEIVABLE
------------------------

   In 1995, the Company extended a line of credit to the District. The loan provides for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% and, matures on December 31, 1996. The balance of the note receivable at August 31, 1996 was $251,282, including accrued interest. Based on discussions with the District, repayment of the note is not expected to occur at its maturity date of December 31, 1996. Because of the revenue sources available to it, and its operating expense history, the

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTE RECEIVABLE - (continued)
--------------------------------------

Company believes the District will be able to repay the note within a period of one to two years after its due date. Accordingly, the note has been classified as non-current.

NOTE 4 - LONG-TERM DEBT
-----------------------

   Long-term debt at August 31, 1996 and 1995 is comprised of the following:

                                                        1996         1995
                                                        ----         ----
Note payable, to related party; due
  September 1997; non-interest bearing,
  unsecured                                        $    26,542   $    26,542
Notes payable, including accrued interest, to
  President and majority stockholder; due October
  1997; interest at 8.36% to 9.01%; unsecured          359,421       338,060
Notes payable, including accrued interest,
  to related party; due October, 1997;
  interest at the prime rate plus 3%; secured
  by shares of the Company's common stock owned
  by the President and majority stockholder          1,758,138     1,649,680
Notes payable, including accrued interest,
  to a related party corporation; due October 2000;
  interest ranging from 7.18% to 8.04%; unsecured      606,210       574,014
Notes payable, including accrued interest; due
  October 1995; interest at 8%                              --       185,460
Notes payable to two corporations; due
  February 1998; secured by 3,800 acre feet of
  Paradise water rights                                     --       300,000
                                                     ---------     ---------
     Total                                           2,750,311     3,073,756
Less current maturities of long term debt                   --    (  185,460)
                                                     ---------     ---------
Long-term debt, less current maturities            $ 2,750,311   $ 2,888,296
                                                     =========     =========

Aggregate maturities of long-term debt are as follows:

     Year Ending August 31,          Amount
     ----------------------          ------

          1998                     2,144,101
          2000                       606,210
                                   ---------
            Total                $ 2,750,311
                                   =========

   In August 1996, the Company entered into a loan agreement with six related party investors. The loan is for $300,000, is unsecured, bears interest based on the prime rate plus 2%, is payable in equal
quarterly installments  through  August  30,  1997.   The agreement
provides that the Company can extend the due date of any of the four quarterly installment to August 30, 2002 by issuing additional
warrants (see Note 6).   The  funds  were  advanced  to the Company
subsequent to the year end. In connection with the loan agreement, the Company issued warrants to purchase shares of the Company's common stock. The agreement includes a covenant that prohibits the note from being called prior to the expiration of the warrants issued in conjunction with the note.

   In July 1996 the Company entered into an agreement with the two corporations holding the notes payable due February 1998, to can cancel the notes and their security interest in the the Paradise water rights in exchange for assignment of a participation interest in the Rangeview water rights.

  In January 1996, the Company reached an agreement with a creditor to retire a note payable, totaling $190,728 with accrued interest, for a payment of $142,500. The difference between the principal balance of the note and the amount paid to retire the debt of $48,228 has been reflected as an extraordinary gain in the consolidated statement of operations for the year ended August 31, 1996.

                PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM DEBT - (continued)
------------------------------------

   During fiscal year 1996, the Company reached agreement with a related party note holder to defer payment of principal and accrued interest payable on certain notes totaling $606,210 to October 2000.

   During fiscal year 1995, the Company reached agreements with two related party note holders to defer payment of principal and accrued interest payable on certain notes totaling $1,987,740 to October 1997.

   As discussed in note 7, during August 1995 the Company entered into an agreement to retire a note payable to the Chairman of the Company. In return for cancellation of the note, the Chairman accepted payment of $21,453 and the assignment, by the Company, of a $150,000 Profits Interest in the Rangeview WCA.

   As of August 31, 1996, the President and majority stockholder of the Company has pledged a total of 20,000,000 shares of common stock from his personal holdings as collateral on certain of the above notes payable.

NOTE 5 - OTHER NON-CURRENT LIABILITIES
--------------------------------------

   As a result of the expiration of the Colorado statute of limitation, certain accounts payable to creditors and a note payable incurred prior to the Company's suspension of operations in 1985 totaling $4,884 in 1995 are considered extinguished and have been reflected as an extraordinary item in the accompanying consolidated statements of operations. At August 31, 1996 the Company owes approximately $127,000 to creditors for obligations incurred prior to the Company's suspension of operations in 1985, for which amounts are reflected as other non-current liabilities in the accompanying balance sheet.

NOTE 6 - STOCKHOLDERS' EQUITY
-----------------------------

     Preferred Stock
     ---------------
   On May 25, 1994, the Company sold 1,600,000 shares of Series A Convertible Preferred Stock $.001 par value of $1.00 per share for total proceeds of $1,600,000. The holders of the Series A Convertible Preferred Stock are entitled to be receive a dividend equal to $2.00 per share represented by a PArticipation Interest in the CAA. The Series A Preferred Stock is convertible into 4 shares of Common Stock at the election of the Company or the holders of the Preferred Stock.

   During years prior to 1994, the Company was charged for the reimbursement of costs, administrative services and rent expense by a company related through common ownership. On August 31, 1994, the Company issued 432,513 shares of Series B Preferred Stock, $.001 par value, to a related party corporation, in satisfaction of the payable for these charges of $432,513. The holder of the Series B Preferred Stock is entitled to be paid a dividend amount equal to $1.00 per share to be paid from the proceeds from a disposition of the Rangeview water rights after the Participating Interests in the CAA and the divided obligation on the Series A Convertible Preferred Stock have been satisfied.

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS' EQUITY - (continued)
-------------------------------------------

     Stock Options
     -------------
   On June 15, 1992, the Company adopted an Equity Incentive Plan. In addition, on such date, the Company granted Mr. Fletcher Byrom and Ms. Margaret Hansson options to purchase 7,000,000 and 8,000,000 shares of common stock, respectively, at an exercise price of $.20 per share, through June 15, 1997. These shares were issued in exchange for options previously issued to Mr. Byrom and Ms. Hansson in June of 1989. Also on June 15, 1992, the Company granted Mr. Mark Harding and Mr. George Middlemas an option to purchase 4,000,000 and 1,000,000 shares of common stock, respectively, under such Plan at an exercise price of $.25 per share. On March 12, 1996 the Company extended the terms of all such options. Also, on March 12, 1996, the Company granted Mr. Mark Harding options to purchase 3,000,000 shares of common stock at an exercise price of $.25 per share, 2,000,000 of which were immediately exercisable, with the remaining 1,000,000 vesting in annual increments of 250,000 shares beginning March 12, 1997

   During the years ended August 31, 1996 and 1995, no options were exercised.

     Warrants
     --------
   In connection with a loan agreement described in note 4, the Company issued warrants to purchase 600,000 shares of the Company's common stock at $.25 per share. The warrants expire August 30,
2002. The loan agreement includes a provision entitling the Company to extend the due date of any of the installments to August 30, 2002 by issuing additional warrants to purchase common stock at $.25 per share. The number of warrants to be issued is equal to 150% of the principal amount due plus accrued interest, divided by $.25. The estimated fair value of the warrants issued of $18,000 has been capitalized and is being amortized to expense over the term of the note.

   The Company issued warrants between 1990 and 1992 to purchase 21,980,000 shares of the Company's stock at $.25 per share, in connection with the WCA.

  During the years ended August 31, 1996 and 1995, no warrants were exercised.

NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

   In August 1995 the Company and its Chairman reached an agreement to retire a note payable to the Chairman totaling $217,235 including accrued interest. In consideration for cancellation of the note, the Company agreed to pay $21,453 in cash and assign $150,000 of its profit participation interest in the WCA to the Chairman. Pursuant to the agreement, the Company has reflected the difference in the face amount of the note and the cash consideration as an increase in minority interests in Rangeview WCA and additional paid-in capital of $75,000 and $120,782, respectively.

NOTE 8 - INCOME TAXES
---------------------

   The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 1996 and 1995 are presented below.
                                               1996           1995
                                               ----           ----
     Deferred tax assets:
       Net operating loss carryforwards    $ 1,580,000    $ 1,449,000
       Less valuation allowance             (1,580,000)    (1,449,000)
                                             ---------      ---------
       Net deferred tax asset              $        --    $        --
                                             =========      =========

   The valuation allowance for deferred tax assets as of September 1, 1996 was $1,580,000. The net change in the total valuation allowance for the year ended August 31, 1996 was an increase of $131,000.

    At August 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $4,061,000 which are available to offset future federal taxable income, if any, through 2011.

               PURE CYCLE CORPORATION AND SUBSIDIARY
                 (A DEVELOPMENT STAGE ENTERPRISE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  9 - SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
-------------------------------------------------------------------
ACTIVITIES
----------
                                                     Years ended August 31
                                                   -------------------------
                                                      1996            1995

Debt canceled in exchange for a Participating
 Interest in the Rangeview CAA                   $   300,000        $     --
Debt canceled in exchange for a Profits
 Interest in the Rangeview WCA                            --         120,782
Rangeview Metropolitan District Bonds
 purchased in exchange for Participating
 Interests in the Rangeview water rights           6,770,000              --

  No cash was paid for interest in 1996 or 1995.

Item 8. Changes in and Disagreements with Accountants on Accounting
        -----------------------------------------------------------
        and Financial Disclosure
        ------------------------

   There has been no change in the Company's independent auditors during the Company's two most recent fiscal years or any subsequent interim period.

                             PART III

Item 9.   Directors, Executive Officers, Promoters and Control
      Persons; with Section 16(a) Beneficial Ownership Reporting
      Compliance

  The following are the officers and directors of the Company as of August 31, 1996:

          Name                 Age      Position(s) with the Company
          ----                 ---      ----------------------------

  Margaret  S.  Hansson . . .   72      Director,  Chairman, Vice President
  Fletcher L. Byrom . . . . .   78      Director
  Thomas  P.  Clark . . . . .   60      Director, President, Treasurer
  George M. Middlemas . . . .   45      Director
  Richard L. Guido  . . . . .   55      Director
  Mark  W.  Harding  .  . . .   33      Chief Financial Officer, Secretary

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

RICHARD L. GUIDO
  Mr. Guido has been a Director of the Company since July 1996. Mr. Guido is the Associate General Counsel for Inco, Limited and President and Chief Legal Officer of Inco United States, Inc. Mr. Guido is on the Board of Governors, Foreign Policy Association, a Director on the American-Indonesia Chamber of Commerce, and the Canada-United States Law Institute. Mr. Guido received a Bachelor of Science degree from the United States Air Force Academy, a Master of Arts degree from Georgetown University, and a Jurist Doctorate degree from the Catholic University of America.

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

   Mr. Guido was elected to the Company's board of directors pursuant to the Inco Voting Agreement. See "Security Ownership of Certain Beneficial Owners and Management."

Section 16(a) Beneficial Ownership Reporting Compliance

   The Company's directors and executive officers and persons who are beneficial owners of more than 10% of the Company's Common Stock are required to file reports of their holdings and transactions in Common Stock with the Securities and Exchange Commission and furnish the Company with such reports. Based solely upon its review of the copies the Company has received or upon written representations from these persons, the Company believes that, as of November 27, 1996, all of the Company's directors, executive officers, and 10% beneficial owners had complied with the applicable Section 16 (a) filing requirements.

Item 10. Executive Compensation

                      Annual Compensation
               ---------------------------------
                                       Other
Name                                   Annual
and                                    Compen-
Principal      Fiscal   Salary  Bonus  sation
Position        Year     ($)     ($)    ($)
------------------------------------------------
Thomas P. Clark
Pres./CEO       1996   60,000    0      0
                1995   60,000    0      0
                1994   80,000    0      0


  For all other executive officers, consisting of two persons, total annual salary and bonuses were less than $100,000.

Item 11.   Security Ownership of Certain Beneficial Owners and
Management

   The following table sets forth, as of December 6, 1996, the beneficial ownership of the Company's issued and outstanding Common Stock, Series A Preferred Stock and, Series B Preferred Stock by each person who owns of record (or is known by the Company to own beneficially) 5% or more of each such class of stock, by each director of the Company, each executive officer and by all directors and executive officers as a group. Except as otherwise indicated, the Company believes that each of the beneficial owners of the stock listed has sole investment and voting power with respect to such shares, based on information provided by such holders.

                                       Number                Number of   Number of
                                     of Common   Percent of  Series A    Series B    Percent of
Name and Address of                    Stock    Outstanding  Preferred   Preferred  Outstanding
Beneficial Owner                       Shares      Shares     Shares      Shares       Shares
------------------                   ----------  ---------   ---------   ---------  -----------
Thomas P. Clark                      27,264,854  34.8% (9)                346,000   80.0% (14)
5650 York Street, Commerce                            (10)
City, Colorado 80022

George Middlemas                      1,000,000   1.3% (1)
2440 N. Lakeview Ave                                  (10)
Chicago, IL  60614                                    (11)

Richard L. Guido                              0     0% (9)
One New York Plaza
New York, NY  10004

Margaret S. Hansson                   7,746,000   9.0% (2)
2220 Norwood Avenue                                    (9)
Boulder, Colorado 80304                               (10)

Fletcher L. Byrom                     7,100,000   8.3% (3)
P.O. Box 1055                                          (9)
Carefree, AZ  85377                                   (10)

Mark W. Harding                       6,210,000   7.4% (4)
5650 York Street, Commerce
City, Colorado 80022

INCO Securities Corporation           4,700,000   5.7% (5)
One New York Plaza                                     (9)
New York, New York  10004

Apex Investment Fund II L.P.         13,020,238  14.9% (6)    408,000            25.5%
233 S. Wacker Drive,                                  (10)
Suite 9600                                            (11)
Chicago, Illinois  60606                              (13)

Environmental Venture                 5,240,972   6.5% (7)
Fund, L.P.                                            (10)
233 S. Wacker Drive, Suite 9600                       (11)
Chicago, Illinois  60606

Environmental Private Equity          5,054,166   6.2%(13)    600,000            37.5%
Fund II, L.P.                                         (16)
233 S. Wacker Drive, Suite 9600
Chicago, Illinois  60606

The Productivity                      3,966,624   5.0% (8)
Fund II, L.P.                                         (10)
233 S. Wacker Drive, Suite 9600                       (11)
Chicago, Illinois  60606

Proactive Partners L.P.               2,250,000   2.8%(13)    500,000            31.3%
50 Osgood Place, Penthouse
San Francisco, California 94133

                                      Number                  Number of  Number of
                                    of Common   Percent of    Series A   Series B    Percent of
Name and Address of                   Stock     Outstanding  Preferred  Preferred   Outstanding
Beneficial Owner                      Shares      Shares       Shares    Shares       Shares
------------------------            ---------   -----------  ---------  ---------   -----------
LC Holdings, Inc.                                                         432,513   100.0%
5650 York Street,
Commerce City, Colorado

LCH, Inc.                                                                  86,503    20.0% (15)
5650 York Street,
Commerce City, Colorado

All Officers and Directors           49,320,854 49.4% (12)
as a group (6 persons)


(1) Includes 1,000,000 shares purchasable by Mr. Middlemas under currently exercisable options.

(2) Includes 7,500,000 shares purchasable by Ms. Hansson under currently exercisable options.

(3) Includes 3,000,000 shares purchasable under a currently exercisable option by MICASU Aluminum, LLC which Mr. Byrom controls as a manager and member and 4,000,000 shares purchasable under a currently exercisable option by MICASU Corporation which Mr. Byrom controls as President, Chief Executive Officer, and controlling shareholder.

(4) Includes 6,000,000 shares purchasable by Mr. Harding under a currently exercisable option.

(5) Includes 4,700,000 shares purchasable by Inco Securities Corporation ("Inco") under currently exercisable warrants.

(6) Includes 7,188,230 shares purchasable by Apex Investment Fund II, L.P. ("Apex") under a currently exercisable warrants.

(7) Includes 2,160,972 shares purchasable by Environmental Venture Fund, L.P. ("EVFund") under a currently exercisable warrants.

(8) Includes 1,446,632 shares purchasable by Productivity Fund II, L.P. ("PFund") under currently exercisable warrants.

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

   By reason of its status as a general partner or ultimate general partner of each of Apex Partnerships, FAC may be deemed to be the indirect beneficial owner of 27,282,000 shares of Common Stock, or 29.2% of such shares. By reason of his status as the majority stockholder of FAC, F. Oliver Nicklin may also be deemed to be the indirect beneficial owner of such shares. By reason of their status as ultimate general partners of Apex, Stellar (and through Stellar, Johnson), Middlemas and Renze may be deemed to be the indirect beneficial owners of 13,020,238 shares of Common Stock, or 14.9% of such shares. When these shares are combined with his currently exercisable option to purchase 1,000,000 shares of Common Stock, Middlemas may be deemed to be the beneficial owner (directly with respect to the option shares and indirectly as to the balance) of 14,020,238 shares of Common Stock, or 15.9% of such shares.

   By reason of his status as an ultimate general partner of PFund and EPFund, Maxwell may be deemed to be the indirect beneficial owner of 9,020,790 shares of Common Stock, or 11% of such shares.

   By reason of F&G's and WDRA's status as an ultimate general partners of EVFund, F&G, WDRA and their respective controlling persons may be deemed to be the indirect beneficial owners of
5,240,972 shares of Common Stock, or 6.5% of such shares. By reason of AEC's and SZG's status as ultimate general partners of EPFund, AEC, SZG and their and their controlling persons may be deemed to be the indirect beneficial owners of 5,054,166 shares of Common Stock, or 6.2% of such shares. By reason of Genack's interest in F&G, AEC and SZG, he may be deemed to be the indirect beneficial owner of 10,295,138 shares of Common Stock, or 12.4% of such shares.

   By reason of RS's status as a general partner of EVFund and an ultimate general partner of EPFund, RS and its controlling persons may be deemed to be the indirect beneficial owners of 10,295,138 shares of Common Stock, or 12.4% of such shares.

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

(12) Includes 21,500,000 shares purchasable by directors and officers under currently exercisable options.

(13) Includes the conversion of 1,600,000 shares of Series A Preferred Stock to Common Stock. Apex Investment Fund II, L.P., owning 408,000 shares of Series A Convertible Preferred Stock which can convert into 1,632,000 shares of Common Stock, The Environmental Private Equity Fund II, L.P., owning 600,000 shares of Series A Convertible Preferred Stock which can convert into 2,400,000 shares of Common Stock, and Proactive Partners, L.P., owning 500,000 shares of Series A Convertible Preferred Stock which can convert to 2,000,0000 shares of Common Stock.

(14) Includes 346,010 shares of Series B Preferred Stock which Mr. Clark. the Company's president, may be deemed to hold beneficially by reason of his ownership of 80% of the common stock of LC Holdings, Inc., the owner of 100% of the Series B Preferred Stock.

(15) Includes 86,503 shares of Series B Preferred Stock which LCH, Inc. may be deemed to hold beneficially by reason of its ownership of 20% of the common stock of LC Holdings, Inc., the owner of 100% of the Series B Preferred Stock.

(16) Includes 54,166 shares purchasable by the Environmental Private Equity Fund under a currently exercisable warrant.

(17) Includes 250,000 shares purchasable by Proactive Partners, L.P. under a currently exercisable warrant.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

   From time to time since December 6, 1987, Thomas P. Clark, a Director and President of the Company, loaned funds to the Company to cover operating expenses. These funds have been treated by the Company as unsecured debt, and the promissory notes (the "Notes") with interest at 8.36% to 9.01% per annum, issued to Mr. Clark on various dates are payable October 15, 1997 (the "Maturity Date"). To date, Mr. Clark has loaned the Company $284,178 of which $43,350 has been repaid, leaving a balance of $240,828. As of August 31, 1996, accrued interest on the Notes totaled $118,592. All loans were made on terms determined by the board members, other than Mr. Clark, to be at market rates.

  Additionally, LCH, Inc., a Delaware corporation which owns 20% of LC Holdings, Inc. and is thereby affiliated with Mr. Clark, who owns 80% of LC Holdings, Inc., loaned the Company a total of $950,000 between November, 1988 and February, 1989. These funds were represented by two Demand Promissory Notes (the "Notes") with interest at a rate equal to the rate announced from time to time by Mellon Bank, Pittsburgh, Pennsylvania as its "prime rate" plus 300 basis points from the date of the first advance thereunder until maturity, payable quarterly beginning on the first day of April, 1989 and continuing thereafter on the first day of each subsequent calendar quarter. No payments were made on the Notes. An April 25, 1989 Assumption of Obligations Agreement assigned the entire debt of $950,000 to Rangeview Development Corp., which is a wholly-owned subsidiary of the Company, and further assigned $750,000 of that $950,000 to Rangeview Company, L.P a limited partnership in which LCH held a 45% interest and Rangeview Development Corporation held a 55% interest. In February of 1991, LCH transferred its interest in Rangeview Company, L.P. to the Company in exchange for a $4,000,000 profits interest in the Rangeview Project paid subsequent to the first $31,000,000 profits interest allocation with ISC. In connection with the Settlement Agreement, LCH consented to be paid its $4,000,000 profits interest from the sale or other disposition of the Export Water subsequent to payment of $31,808,732 owed under the CAA. During fiscal year ended August 31, 1992, the Company reached an agreement with LCH, Inc. to defer payment of the principal amount of the Notes, plus interest until September 15, 1995. During fiscal year ended August 31, 1995, the Company reached an agreement with LCH, Inc. to defer payment of the principal amount of the Notes, plus interest until October 1, 1997. No additional consideration is due to LCH, Inc. for the deferral. The board members, other than Mr. Clark, determined that the transactions are at fair market value taking into consideration the risk to LCH, Inc.

   During fiscal year ended August 31, 1996, the Company reached an agreement with Inco Securities Corporation ("ISC") to defer payment of the principal amount of two notes, plus interest until October 1, 2000, totaling $606,210. No additional consideration is due to ISC for the deferral.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

               (a)       Exhibits

               3(a)  Certificate of Incorporation of  Registrant  -
               Incorporated  by  reference  from  Exhibit  4-A   to
               Registration Statement No. 2-65226.

               3(a).1 Certificate of Amendment to Certificate of Incorporation, filed August 31, 1987 - Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended August 31, 1987.

               3(a).2 Certificate of Amendment to Certificate of Incorporation, filed May 27, 1988. Incorporated by reference from Proxy Statement for the Annual Meeting held April 22, 1988.

               3(a).3 Certificate of Incorporation - Rangeview Development Corporation. Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended August 31, 1989.

               3(a).4 Certificates of Amendment to Certificate of Incorporation filed May 31, 1994. Incorporated by reference from Proxy Statement for Annual Meeting held April 2, 1993.

               3(a).5     Certificates of Amendment to  Certificate
               of Incorporation filed August 31, 1994.

               3(b)   Bylaws   of  Registrant  -  Incorporated   by
               reference from Exhibit 4.c to Registration Statement
               No. 2-62483.

               3(b).1 Amendment to Bylaws effective April 22, 1988. Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended August 31, 1989.

               3(b).2     Bylaws  -  Rangeview  Development   Corp.
               Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended August 31, 1989.

               4.1 Specimen Stock Certificate - Incorporated by reference to Registration Statement No. 2-62483.

               4.2 Specimen Stock Certificate - Rangeview Development Corp. Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended August 31, 1989.

               10(c).1    Water Commercialization Agreement,  dated
               December 11, 1990, between the Company and Inco Securities Corporation.*

               10(c).2   Amendment No. 1 to Water Commercialization
               Agreement  dated  February  12,  1991  between   the
               Company and Inco Securities Corporation.*

               10(d).1 Voting Agreement dated December 11, 1991, by and among Inco Securities Corporation, Thomas P. Clark, Margaret S. Hansson, Fletcher L. Byrom and the Company.**

               10(d).2 Interim Funding Agreement, dated August 12, 1991, by and among Inco Securities Corporation, the Company, Landmark Water Partners, L.P., and CPV, Inc. **

               10(d).3   Investment Agreement, dated September  23,
               1991, by and among Alan C. Stormo, D.W. Pettyjohn, and the Company.**

               10(d).4   Investment Agreement, dated September  30,
               1991, by and between Beverly A. Beardslee and the Company. **

               10(d).5   Investment Agreement, dated September  30,
               1991, by and among Bradley Kent Beardslee, Robert Douglas Beardslee and the Company. **

               10(d).6 Investment Agreement, dated November 20, 1991, between the Company and International Properties, Inc. and letter amendment dated November 26, 1991. **

               10(d).7    Investment Agreement, dated November  20,
               1991, between the Company and ASRA Corporation and letter amendment dated November 26, 1991. **

               10(d).8 Investment Agreement, dated December 10, 1991, as amended August 12, 1992 by and among Apex Investment Fund II, L.P., The Environmental Venture Fund, L.P., Productivity Fund II, L.P., and the Company. **

               10(e).1 Funding Agreement, dated August 12, 1992 by and among Inco Securities Corporation, Landmark Water Partners II, L.P., Warwick Partners, L.P., Auginco, Gregory M. Morey, Amy Leeds, Anders C. Brag, Apex Investment Fund II, L.P., The Environmental Venture Fund, L.P., The Environmental Private Equity Fund II, L.P., Productivity Fund II, L.P. and the Company. ***

               10(e).2 Amended and Restated Voting Agreement, dated August 12, 1992 by and among Apex Investment Fund II, L.P., The Environmental Venture Fund, L.P., The Environmental Private Equity Fund II, L.P.,
               Productivity Fund II, L.P., Fletcher L. Byrom, Thomas P. Clark, and Margaret S. Hansson. ***

               10(e).3 Amendment Agreement No. 2 To Water Rights Commercialization Agreement, dated August 12, 1992 by and among Inco Securities Corporation and the Company. ***

               10(f).1   Agreement to defer payment of notes, dated
               August 28, 1992, by and between LCH, Inc. and the Company. ****

               10(g).1   Agreement to retire note payable,    dated
               August 30, 1995, by and between Margaret S. Hansson and the Company. *****

               10(h).1 Settlement Agreement and Mutual release, dated April 11, 1996, by and among the Colorado State Board of Land Commissioners (the "Land Board"), Rangeview Metropolitan District ("District"), the Company, INCO Securities
               Corporation ("ISC"), and Apex Fund II, L.P., Landmark Water Partners II, L.P., Proactive
               Partners, L.P., Warwick Partners, L.P., and D.W. Pettyjohn (collectively the "Bondholders"), and OAR, Incorporated ("OAR"), Willard G. Owens and H.F. Riebesell, Jr., (collectively the "Owens Group Bondholders"). ******

               10(h).2Service Agreement, dated April 19, 1996, by and between the Company, and the District. ******

               10(h).3Agreement for Sale of Export Water, dated
               April 11, 1996, by and between the Company, and the District. ******

               10(h).4Amended and Restated Option and Purchase
               Agreement, dated April 11, 1996, by and among OAR, the Company, and ISC. ******

               10(h).5Amended and Restated Option and Purchase
               Agreement, dated April 11, 1996, by and among the Land Board, Riebesell, the Company, and ISC. ******

               10(h).6Second Amended and Restated Closing Escrow Instructions -- Willard Owens Transaction dated April 11, 1996, by and among OAR, the Company, the Land Board, H.F. Riebesell, Jr., and Colorado National Bank. ******

               10(h).7Comprehensive Amendment Agreement No. 1, dated April 11, 1996, by and among ISC, the Company, the Bondholders, Gregory M. Morey, Newell Augur, Jr., Bill Peterson, Stuart Sundlun, Alan C. Stormo, Beverlee A. Beardslee, Bradley Kent Beardslee, Robert Douglas Beardslee, Asra Corporation, International Properties, Inc., and the Land Board.
               ******

     27        Financial Data Schedule - filed herewith.


* Incorporated by reference from Quarterly Report Form 10-Q for the quarterly period ended February 28, 1991.

** Incorporated by reference from Annual Report on Form 10-K for fiscal year ended August 31, 1991.

***   Incorporated  by reference from Form 8-K  filed  August
      27, 1992.

****  Incorporated by reference from Annual Report on Form 10-
      K for fiscal year ended August 31, 1992.

***** Incorporated by reference from Annual Report on Form 10-KSB for fiscal year ended August 31, 1995.

******Incorporated by reference from Quarterly Report on  Form  10-
      QSB for the quarterly period ended May 31, 1996.

(b) The Company has not filed any reports on form 8-K during the last quarter of fiscal 1996.

Signatures

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION



By:   /s/ Thomas P. Clark
      Thomas P. Clark, President


Date:     November 26, 1996



   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                  Title                  Date
---------                  -----                  ----


/s/ Margaret S. Hansson    Chairman, Vice         November 26, 1996
Margaret S. Hansson        President, Director


/s/ Thomas P. Clark        President, Treasurer,  November 26, 1996
Thomas P. Clark            Director


/s/ Mark W. Harding        Principal Financial    November 26, 1996
Mark W. Harding            Officer, Secretary


/s/ Fletcher L. Byrom      Director               November 26, 1996
Fletcher L. Byrom


/s/ George M. Middlemas    Director               November 26, 1996
George M. Middlemas


/s/ Richard L. Guido       Director               November 26, 1996
Richard L. Guido


/s/   Michael   S.  Mehrtens                            Controller,
Principal November 22, 1996
Michael S. Mehrtens        Accounting Officer