Form 10QSB
period 1996-11-30
PURE CYCLE CORP
filed 1997-01-13
CIK 276720

_________________________________________________________________

               Securities and Exchange Commission
                     Washington, D.C. 20549
                           Form 10-QSB

(Mark One)
 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
---      SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended November 30,1996

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

State the number of shares outstanding of each of the issuer's classes of common equity , as of November 30, 1996:

Common Stock, 1/3 of $.01 par Value             78,439,763
           (Class)                           (Number of Shares)

Transitional Small business Disclosure Format (Check one):
 Yes [ ];  No [x]

_________________________________________________________________

              PURE CYCLE CORPORATION AND SUBSIDIARY

             INDEX TO NOVEMBER 30, 1996 FORM 10-QSB







                                                    Page
                                                    ----
Part I - Financial Information (unaudited)

Balance Sheets - November 30, 1996 and                3
August 31, 1995

Statements of Operations - For the three months       4
ended November 30, 1996 and November 30, 1995

Statements of Cash Flows - For the three months      5-6
ended November 30, 1996 and November 30, 1995

Notes to Financial Statements                        7-8

Management's Discussion and Analysis of               9
Results of Operations and Financial Condition

Signature Page                                        10



     "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE
            SECURITIES LITIGATION REFORM ACT OF 1995

   Statements that are not historical facts contained in this Quarterly Report on Form 10-QSB are forward looking statements that involve risk and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, the market price of water, changes in applicable statutory and regulatory requirements, changes in technology, uncertainties in the estimation of water available under decrees and timing of development, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, delays in the anticipated permit and start-up dates, environmental risks, and the results of financing efforts.

             PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED BALANCE SHEETS

                                                  November 30     August 31
       ASSETS                                        1996           1996
                                                  -----------    -----------
Current assets:
  Cash and cash equivalents                       $   327,883    $   126,756
  Marketable securities                                 3,429          3,429
  Prepaid expenses and other current assets             7,795         10,864
                                                   ----------     ----------
     Total current assets                             339,287        141,049

Investment in water projects:
  Rangeview water rights (Rangeview Water
   Commercialization Agreement in 1995)            12,829,952     12,788,413
  Paradise water rights                             5,466,834      5,466,834
                                                   ----------     ----------
     Total investment in water projects            18,296,786     18,255,247

Note receivable                                       256,056        251,282

Equipment, at cost, net of accumulated
 depreciation of $12,804 in 1996 and
 $10,225 in 1995                                        4,434          5,155
Other assets                                           36,096         40,596
                                                   ----------     ----------
                                                 $ 18,932,659   $ 18,693,329

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $     66,833   $     53,796

Long-term debt - related parties, less
 current maturities (Note 2)                        3,098,106      2,750,311

Other non-current liabilities                         129,253        127,468

Participating interests in Rangeview
 water rights (Minority interest in Rangeview
 Water Commercialization Agreement in 1995)        11,090,630     11,090,630

Stockholders' equity (Note 3):
  Preferred stock, par value $.001 per
   share; authorized - 25,000,000 shares:
    Series A - 1,600,000 shares issued
     and outstanding                                    1,600          1,600
    Series B - 432,513 shares issued and
     outstanding                                          433            433
  Common stock, par value 1/3 of $.01 per
    share; authorized - 135,000,000 shares;
    78,439,763 shares issued and outstanding          261,584        261,584
  Additional paid-in capital                       23,633,561     23,633,561
  Deficit accumulated during
    development stage                             ( 6,622,969)   ( 6,499,682)
  Deficit accumulated prior to
    September 1, 1986                             (12,726,372)   (12,726,372)
                                                   ----------     ----------
     Total stockholders' equity                     4,547,837      4,671,124
  Contingency (Note 4)
                                                   ----------     ----------
                                                 $ 18,932,659   $ 18,693,329
                                                   ==========     ==========
[FN]
        See Accompanying Notes to the Consolidated Financial Statements

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)



                                          Three Months Ended
                                      --------------------------
                                      November 30    November 30
                                         1996           1995
                                      -----------    -----------
Expenses:
  General, administrative
     and marketing                      $( 79,410)     $( 88,687)
  Expiration of option to purchase
     water rights                              --         31,997
  Interest                               ( 49,580)      ( 46,150)
                                          -------        -------
     Total Expenses                      (128,990)      (166,834)

  Interest income                           5,703         12,488
                                          -------        -------
Net Loss                                $(123,287)     $(154,346)
                                          =======        =======

Net Loss per common share               $     --*      $     --*

* less than $.01 per share

[FN]
 See Accompanying Notes to the Consolidated Financial Statements

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)



                                    Three Months Ended
                                 -------------------------     Cumulative
                                 November 30   November 30  Sept. 1, 1986 to
                                    1996          1995      November 30, 1996
                                 -----------   -----------  -----------------
Cash flows from operating
 activities:
  Net loss                        $(123,287)    $(154,346)    $(6,622,969)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
    Depreciation and
     amortization                       721         1,394          32,259
    Amortization of debt
     issuance costs                      --            --          23,000
    Amortization of warrant
     issuance costs                   4,500            --           4,500
    (Loss)/gain on sale of
     marketable securities               --            --      (   24,809)
    Accretion of discount
     on long-term debt                   --            --          69,630
    Common shares issued as
     additional interest
     expense                             --            --          25,000
    Extraordinary gain on
     extinguishment of debt              --            --      (  559,651)
    Loss on abandonment of
     option on water rights              --            --         781,997
    Financing expense on
     purchase of water option            --            --         200,000
    Financing costs for
     issuance of stock options
     below market price                  --            --         187,500
    Gain on put options waived           --            --      (   40,950)
    Loss on abandonment of
     power plant equipment               --            --          62,500
    Payment for services and
     expenses with common stock
     donated by President                --            --         298,250
    Other unrealized loss on
     marketable securities               --            --           1,143
    Increase in accrued interest
     on note receivable            (  4,774)     (  3,276)     (   26,746)
    Other                                --            --      (    1,065)
    Changes in operating assets
     and liabilities:
      Prepaid expenses and
       other current assets           2,889         6,297      (    3,025)
      Accounts payable and
       other non-current
       liabilities                   13,037      ( 41,064)        442,328
      Accrued interest               49,580        44,365       1,642,222
                                    -------       -------       ---------
       Net cash used in
        operating activities      $( 57,334)    $(146,630)    $(3,508,886)
                                    -------       -------       ---------

                           (continued)

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (CONTINUED)



                                    Three Months Ended
                                 -------------------------      Cumulative
                                 November 30   November 30   Sept. 1, 1986 to
                                    1996          1995       November 30, 1996
                                 -----------   -----------   -----------------

 Cash flows from investing
 activities:
   Investments in water rights    $( 41,539)     $   6,525     $(2,393,763)
   Purchase of marketable
     securities                          --             --      (2,000,000)
   Proceeds from sale of
     marketable securities               --             --       2,024,809
   Increase in note receivable           --       ( 26,300)     (  229,310)
   Purchase of equipment                 --       (    663)     (   17,237)
   Increase in other assets              --             --      (  106,595)
                                    -------        -------       ---------
     Net cash provided by
      (used in) investing
      activities                   ( 41,539)      ( 20,438)     (2,722,096)
                                    -------        -------       ---------
 Cash flows from financing
  activities:
   Proceeds from issuance
    of debt                         300,000             --       2,977,629
   Repayments of debt                    --             --      (1,167,190)
   Proceeds from sale of
    common stock                         --             --       2,900,000
   Proceeds from sale of
    Series A convertible
    Preferred stock                      --             --       1,600,000
   Proceeds from issuance of
    redeemable common stock              --             --         245,000
   Proceeds from issuance of
    stock options                        --             --         100,000
   Repurchase of stock
    options                              --             --      (  100,000)
                                    -------        -------       ---------
    Net cash provided by
     (used in) financing
     activities                     300,000             --       6,555,439
                                    -------        -------       ---------
    Net increase (decrease)
     in cash and cash
     equivalents                    201,127       (167,068)        324,457
    Cash and cash equivalents
     beginning  of  period          126,756        865,803           3,426
                                    -------        -------       ---------
    Cash and cash equivalents
     end of period                $ 327,883      $ 698,735     $   327,883
                                    =======        =======       =========

[FN]
        See Accompanying Notes to the Consolidated Financial Statements

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING PRINCIPLES
------------------------------

   The  consolidated balance sheet as of November  30,  1996  and
August 31, 1996, the consolidated statements of operations for the three months ended November 30, 1996 and November 30, 1995 and the consolidated statements of cash flows for the three months ended November 30, 1996 and November 30, 1995, have been prepared by the Company, without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at November 30, 1996 and for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-KSB. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

NOTE 2 - LONG-TERM DEBT
-----------------------

   In August 1996, the Company entered into a loan agreement with six related party investors. The loan is for $300,000, is unsecured, bears interest based on the prime rate plus 2%, is payable in equal quarterly installments through August 30, 1997. The agreement provides that the Company can extend the due date of any of the four quarterly installment to August 30, 2002 by issuing additional warrants (see Note 3). The funds were advanced to the Company in September 1996. In connection with the loan agreement, the Company issued warrants to purchase shares of the Company's common stock. The agreement includes a covenant that prohibits the note from being called prior to the expiration of the warrants issued in conjunction with the note.

NOTE 3 - STOCKHOLDERS' EQUITY
-----------------------------

   In connection with a loan agreement described in note 2, the Company issued warrants to purchase 600,000 shares of the Company's common stock at $.25 per share. The warrants expire August 30, 2002. The loan agreement includes a provision entitling the Company to extend the due date of any of the installments to August 30, 2002 by issuing additional warrants to purchase common stock at $.25 per share. The number of warrants to be issued is equal to 150% of the principal amounts due plus accrued interest, divided by $.25. The estimated fair value of the warrants issued of $18,000 has been capitalized and is being amortized to expense over the term of the notes.

Note 4 - CONTINGENCY/SUBSEQUENT EVENT
-------------------------------------

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

   In  April  of  1996, the parties to the lawsuit  agreed  to  a settlement (the "Settlement"). The Settlement, among other things, clarifies the State Land Board's royalty participation in an amended and restated lease relating to the principal value of of $24,914,058 in exchange for interests in the Company's

-------------------------------------------------

Rangeview water rights. The Company negotiated agreements to acquire the remainder of the District's Bonds not already owned by the Company with a Comprehensive Amendment Agreement ("CAA"). Commitments to the former bondholders and investors to share in the proceeds from the sale or other disposition of the Export Water Rights decreased from approximately $33,546,000 to approximately $31,807,000 as a result of the Settlement. The Settlement was subject to obtaining a final non-appealable order of the trial court approving the Settlement. The trial court order was signed June 14, 1996 and became final and non-appealable on July 29, 1996.

  Certain crossclaims in the lawsuit remained pending between the District and the East Cherry Creek Valley Water and Sanitation District (the "ECCV"). One of ECCV's crossclaims would have affected the Company in that ECCV asserted that it had the right of first refusal to purchase the Export Water. If ECCV were to have prevailed on this claim, the Company would have been required to sell the Export Water to ECCV. The price for such a purchase would have been determined by the court and might have been more or less favorable than the price the Company could obtain from a third party. In December 1996, the crossclaims in the lawsuit were settled. ECCV set aside its right to first refusal to purchase the Export Water in return for a financial settlement with the District. The outcome of the settlement had no effect on the Company.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations
---------------------

   General and administrative expenses for the three months ended November 30, 1996 were approximately $9,500 lower than for the period ended November 30, 1995, primarily because of a reduction in salaries paid to the officers of the Company. Interest expense increased for the three months ended November 30, 1996 by approximately $3,400 compared to the period ended November 30, 1995, primarily because of a higher average outstanding balance of notes payable in the first quarter of fiscal 1996 compared to the same period in fiscal 1995. Net loss for the three months ended November 30, 1996 decreased approximately $31,000 compared to the three months ended November 30, 1995 primarily because of a non-recurring expense relating to an option to purchase certain water rights which expired in November 1995.

Liquidity and Capital Resources
-------------------------------

  At November 30, 1996, current assets exceed current liabilities by $272,454 and, the Company had cash and cash equivalents of $327,883.

   In August 1996, the Company entered into a loan agreement with six related party investors. The loan is for $300,000, is unsecured, bears interest based on the prime rate plus 2%, and is payable in equal quarterly installments through August 30, 1997 (see Notes 2 and 3 to the financial statements). Proceeds from the note were received in September 1996.

   The Company is aggressively pursuing the sale and development of its water rights. The Company cannot provide any assurances that it will be able to sell its water rights. In the event a sale of the Company's water rights is not forthcoming and the Company is not able to generate revenues from the sale or development of its technology, the Company may sell additional portions of the Company's profit interest pursuant to the CAA, incur short or long-term debt obligations or seek to sell additional shares of Common Stock, Preferred Stock or stock purchase warrants as deemed necessary by the Company to generate operating capital.

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


                                   PURE CYCLE CORPORATION

Date:

     January 13, 1997                /S/  Thomas P. Clark
-----------------------------        -----------------------
                                     Thomas P. Clark,
                                     President

Date:

     January 13, 1997                /S/  Mark W. Harding
-----------------------------        -----------------------
                                     Mark W. Harding,
                                     Chief Financial Officer

Date:

     January 13, 1997                /S/  Michael S. Mehrtens
-----------------------------        ------------------------
                                     Michael S. Mehrtens
                                     Controller