Form 10QSB
period 1997-02-28
PURE CYCLE CORP
filed 1997-03-25
CIK 276720

_________________________________________________________________

               Securities and Exchange Commission
                     Washington, D.C. 20549
                           Form 10-QSB

(Mark One)
  X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1997
TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

State the number of shares outstanding of each of the issuer's classes of common equity , as of February 28, 1997:

Common Stock, 1/3 of $.01 par Value             78,439,763
           (Class)                           (Number of Shares)

Transitional Small business Disclosure Format (Check one):
 Yes [ ];  No [x]

_________________________________________________________________

                                                     PAGE 1 0F 12


              PURE CYCLE CORPORATION AND SUBSIDIARY

             INDEX TO FEBRUARY 28, 1997 FORM 10-QSB





                                                    Page
                                                    ----
Part I - Financial Information (unaudited)

Balance Sheets - February 28, 1997 and                3
August 31, 1996

Statements of Operations - For the three months       4
ended February 28, 1997 and February 29, 1996

Statements of Operations - For the six months          5
ended February 28, 1997 and February 29, 1996

Statements of Cash Flows - For the three months      6-7
ended February 28, 1997 and February 29, 1996

Notes to Financial Statements                        8-9

Management's Discussion and Analysis of             10-11
Results of Operations and Financial Condition

Signature Page                                        12




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

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED BALANCE SHEETS

                                                February 28        August 31
       ASSETS                                       1997              1996
       ------                                   -----------        ---------
Current assets:
  Cash and cash equivalents                     $   233,466       $   126,756
  Marketable securities                               3,429             3,429
  Prepaid expenses and other current assets           7,830            10,864
                                                 ----------         ---------
     Total current assets                           244,725           141,049

Investment in water projects:
  Rangeview water rights (Rangeview Water
   Commercialization Agreement in 1995)          12,865,523        12,788,413
  Paradise water rights                           5,466,834         5,466,834
                                                 ----------        ----------
     Total investment in water projects          18,332,357        18,255,247

Note receivable                                     263,013           251,282

Equipment, at cost, net of accumulated
 depreciation of $13,107 in 1997 and
 $11,005 in 1996                                      4,131             5,155
Other assets                                         31,596            40,596
                                                 ----------        ----------
                                               $ 18,875,822      $ 18,693,329
                                                 ==========        ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $     33,542      $     53,796

Long-term debt - related parties                  3,145,901         2,750,311

Other non-current liabilities                       131,038           127,468

Participating interests in Rangeview
 water rights (Minority interest in Rangeview
 Water Commercialization Agreement in 1995)      11,090,630        11,090,630

Stockholders' equity (Note 4):
  Preferred stock, par value $.001 per
   share; authorized - 25,000,000 shares:
    Series A - 1,600,000 shares issued
     and outstanding                                  1,600             1,600
    Series B - 432,513 shares issued and
     outstanding                                        433               433
  Common stock, par value 1/3 of $.01 per
     share; authorized - 135,000,000 shares;
     78,439,763 shares issued and outstanding       261,584           261,584
  Additional paid-in capital                     23,633,561        23,633,561
  Deficit accumulated during
   development stage                            ( 6,696,095)      ( 6,499,682)
  Deficit accumulated prior to
   September 1, 1986                            (12,726,372)      (12,726,372)
                                                 ----------        ----------
     Total stockholders' equity                   4,474,711         4,671,124
                                                 ----------        ----------
Contingency (Note 5)
                                               $ 18,875,822      $ 18,693,329
                                                 ==========        ==========
[FN]
 See Accompanying Notes to the Consolidated Financial Statements

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)



                                              Three Months Ended
                                      ---------------------------------
                                      February 28           February 29
                                         1997                  1996
                                      -----------           -----------
Water revenue                          $ 46,370              $      --

Expenses:
  General, administrative
     and marketing                      (77,950)               ( 81,561)
  Expiration of option to purchase
     water rights                            --                ( 31,997)
  Interest                              (49,580)               ( 44,487)
                                         ------                 -------
     Total Expenses                     (81,160)               (158,045)

Other income (expense):
  Interest income                         8,034                  11,290
                                         ------                 -------
Net loss before
  extraordinary item                    (73,126)               (146,755)

Extraordinary gain on
  extinguishment of debt (Note 2)            --                  48,228
                                         ------                 -------
     Net loss                          $(73,126)              $( 98,527)
                                         ======                 =======

Net Loss per common share              $    --*               $     --*
                                         ======                 =======

* less than $.01 per share


[FN]
 See Accompanying Notes to the Consolidated Financial Statements


                                                          PAGR 4 OF 12


              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)


                                    Six Months Ended
                               ----------------------------      Cumulative
                               February 28      February 29   Sept. 1, 1986 to
                                  1997              1996        Feb. 28, 1997
                               -----------      -----------   ----------------
Water revenue                   $  46,370        $      --       $    46,370

General and administrative
  expenses                       (157,360)        (170,248)       (3,994,911)
Other income (expense):
  Interest expense               ( 99,160)        ( 90,637)       (1,982,876)
  Loss on abandonment of
     option on water
     rights                            --         ( 31,997)       (  881,997)
  Financing expense on
     purchase of water
     rights option                     --               --        (  200,000)
  Financing cost for
     issuance of stock
     below market price                --               --        (  187,500)
  Loss on abandonment
     of power plant
     equipment                         --               --        (  242,500)
  Gain from waived put
    options                            --               --            40,950
  Gain on sale of marketable
     securities                        --               --            24,809
  Interest income                  13,737           23,778            92,406
  Other, net                           --               --            29,503
                                  -------          -------         ---------
     Net loss before
      extraordinary item         (196,413)        (269,104)       (7,255,746)

Extraordinary gain on
 extinguishment of debt
 (Note 2)                              --           48,228           559,651
                                  -------          -------         ---------
     Net loss                   $(196,413)       $(220,876)      $(6,696,095)
                                  =======          =======         =========

Net Loss per common share       $     --*        $     --*
                                  =======          =======

*  less than $.01 per share

[FN]
 See Accompanying Notes to the Consolidated Financial Statements

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)



                                        Six Months Ended
                                   --------------------------     Cumulative
                                   February 28    February 29   Sept. 1, 1986 to
                                       1997           1996      Feb. 28, 1997
                                   -----------    -----------   -------------
Cash flows from operating
 activities:
  Net loss                          $(196,413)     $(220,876)    $(6,696,095)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
    Depreciation and
     amortization                       1,024          2,175          32,562
    Amortization of debt
     issuance costs                        --             --          23,000
    Amortization of warrant
     issuance costs                     9,000             --           9,000
    (Loss)/gain on sale of
     marketable securities                 --             --      (   24,809)
    Accretion of discount
     on long-term debt                     --             --          69,630
    Common shares issued as
     additional interest
     expense                               --             --          25,000
    Extraordinary gain on
     extinguishment of debt                --       ( 48,228)     (  559,651)
    Loss on abandonment of
     option on water rights                --             --         781,997
    Financing expense on
     purchase of water option              --             --         200,000
    Financing costs for
     issuance of stock options
     below market price                    --             --         187,500
    Gain on put options waived             --             --      (   40,950)
    Loss on abandonment of
     power plant equipment                 --             --          62,500
    Payment for services and
     expenses with common stock
     donated by President                  --             --         298,250
    Other unrealized loss on
     marketable securities                 --             --           1,143
    Increase in accrued interest
     on note receivable              ( 11,731)       (  7,641)    (   33,703)
     Other                                 --              --     (    1,065)
     Changes in operating assets
      and liabilities:
       Prepaid expenses and
        other current assets            3,034           3,552     (    2,880)
       Accounts payable and
        other non-current
        liabilities                  ( 20,254)       ( 21,437)       409,037
       Accrued interest                99,160          87,067      1,691,802
                                      -------         -------      ---------
        Net cash used in
         operating activities       $(116,180)      $(205,388)   $(3,567,732)
                                      -------         -------      ---------

                           (continued)

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (CONTINUED)



                                      Six Months Ended
                                 --------------------------      Cumulative
                                 February 28    February 29   Sept. 1, 1986 to
                                    1997           1996         Feb. 28, 1997
                                 -----------    -----------   ----------------

 Cash flows from investing
 activities:
   Investments in water rights    $( 77,110)     $( 24,621)     $(2,429,334)
   Purchase of marketable
     securities                          --             --       (2,000,000)
   Proceeds from sale of
     marketable securities               --             --        2,024,809
   Increase in note receivable           --       ( 70,300)      (  229,310)
   Purchase of equipment                 --       (  1,512)      (   17,237)
   Increase in other assets              --             --       (  106,595)
                                    -------        -------        ---------
    Net cash provided by
     (used in) investing
     activities                    ( 77,110)      ( 96,433)      (2,757,667)
                                    -------        -------        ---------
 Cash flows from financing
  activities:
   Proceeds from issuance
    of debt                         300,000             --        2,977,629
   Repayments of debt                    --       (142,500)      (1,167,190)
   Proceeds from sale of
    common stock                         --             --        2,900,000
   Proceeds from sale of
   Series A convertible
    Preferred stock                      --             --        1,600,000
   Proceeds from issuance of
    redeemable common stock              --             --          245,000
   Proceeds from issuance of
    stock options                        --             --          100,000
   Repurchase of stock
    options                              --             --       (  100,000)
                                    -------        -------        ---------
     Net cash provided by
      (used in) financing
      activities                    300,000       (142,500)       6,555,439
                                    -------        -------        ---------
     Net increase (decrease)
      in cash and cash
      equivalents                   106,710       (444,321)         230,040
     Cash and cash equivalents
      beginning  of  period         126,756        865,803            3,426
                                    -------        -------        ---------
     Cash and cash equivalents
      end of period               $ 233,466      $ 421,482      $   233,466
                                    =======        =======        =========

[FN]
 See Accompanying Notes to the Consolidated Financial Statements

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING PRINCIPLES
------------------------------

   The  consolidated balance sheet as of February  28,  1997  and
August 31, 1996, the consolidated statements of operations for the three months ended February 28, 1997 and February 29, 1996 and the consolidated statements of cash flows for the three months ended February 28, 1997 and February 29, 1996, have been prepared by the Company, without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at February 28, 1997 and for all periods presented have been made.

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

NOTE 2 - CURRENT MATURITIES OF LONG-TERM DEBT
---------------------------------------------

   During January 1996, the Company reached an agreement with a creditor to retire a note payable, totaling $190,728 with accrued interest, for payment of $142,500. The difference in the face value of the note and the cash paid to retire the debt of $48,228 has been reflected as an extraordinary gain on the consolidated statement of operations for the six months ended February 29, 1996.

NOTE 3 - LONG-TERM DEBT
-----------------------

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

NOTE 4 - STOCKHOLDERS' EQUITY
-----------------------------

   In connection with a loan agreement described in note 3, the Company issued warrants to purchase 600,000 shares of the Company's common stock at $.25 per share. The warrants expire August 30, 2002. The loan agreement includes a provision entitling the Company to extend the due date of any of the installments to August 30, 2002 by issuing additional warrants to purchase common stock at $.25 per share. The number of warrants to be issued is equal to 150% of the principal amounts due plus accrued interest, divided by $.25. The estimated fair value of the warrants issued of $18,000 has been capitalized and is being amortized to expense over the term of the notes.

Note 5 - CONTINGENCY
--------------------

   In October 1994, the Company joined in a lawsuit initiated  by
others   including  the  Rangeview  Metropolitan  District   (the
"District"), brought in the District Court of the City and County of Denver, Colorado, against the

--------------------------------

Colorado State Board of Land Commissioners (the "State Land Board") seeking a declaratory judgment affirming that the lease, as amended, from the State Land Board to the District was valid and enforceable. In April of 1996, the parties to the lawsuit agreed to a settlement (the "Settlement"). The Settlement, among other things, clarifies the State Land Board's royalty participation in an amended and restated lease relating to the principal value of $24,914,058 in exchange for interests in the Company's Rangeview water rights. The Company negotiated agreements to acquire the remainder of the District's Bonds not already owned by the Company with a Comprehensive Amendment Agreement ("CAA"). Commitments to the former bondholders and investors to share in the proceeds from the sale or other disposition of the Export Water Rights decreased from approximately $33,546,000 to approximately $31,807,000 as a result of the Settlement. The Settlement was subject to obtaining a final non-appealable order of the trial court approving the Settlement. The trial court order was signed June 14, 1996 and became final and non-appealable on July 29, 1996.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION
          =============================================

Results of Operations
---------------------

   As a result of the Company's privatization of water and waste water services for the Rangeview Metropolitan District ("Rangeview"), during the quarter ended February 28, 1997, the Company generated revenues of $46,370 from the sale of water taps within the Rangeview Service Area. In addition to the sale of the water taps, the Company will receive monthly water use revenues based on the water delivered to the users within the Rangeview Service Area.

   Pursuant to the Company's 85 year Service Agreement with Rangeview, the Company receives 95% of Rangeview's water revenues after deducting royalties (totaling 12% of gross revenues) paid to the State of Colorado. Rangeview's water and waste water tap fees are $8,000 and $4,000, respectively, per single family equivalent dwelling. Rangeview's water usage fees are $1.55 for non-potable water and $2.00 for potable water per 1,000 gallons (or $505 and $652 per acre foot, respectively). Rangeview's waste water usage fee is $2.24 per 1,000 gallons (or $730 per acre foot of waste water processed). Rangeview's Service Area encompasses over 24,000 acres of property with the capacity to serve approximately 30,000 single family equivalent dwellings. The Company is currently negotiating with potential customers for additional water and waste water service within the Rangeview Service Area.

   General and administrative expenses for the six months ended February 28, 1997 were approximately $12,900 lower than for the period ended February 29, 1996. Lower general and administrative expenses resulted from a reduction in salaries paid to the officers of the Company offset by higher professional service fees. Interest expense increased for the three months ended February 28, 1997 by approximately $8,500 compared to the period ended February 29, 1996 primarily because of a higher average outstanding balance of notes payable in the second quarter of fiscal 1997 compared to the same period in fiscal 1996. Net loss for the three months ended February 28, 1997 decreased approximately $24,400 compared to the six months ended February 29, 1996. The reduction in net loss from the prior period resulted from the recognition of water tap fee revenues and lower salaries expense, however increased professional service fees and lower interest income served to lessen the reduction in net loss for the six months ended February 28, 1997 as compared to the same period in fiscal 1996.


Liquidity and Capital Resources
-------------------------------

  At February 28, 1997, current assets exceed current liabilities by $211,183 and, the Company had cash and cash equivalents of $233,466.

   In August 1996, the Company entered into a loan agreement with six related party investors. The loan is for $300,000, is unsecured, bears interest based on the prime rate plus 2%, is payable in equal quarterly installments through August 30, 1997 (see Notes 2 and 3 to the financial statements). Proceeds from the note were received in September 1996.

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

-------------------------------------------

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


                                   PURE CYCLE CORPORATION

Date:

     March 25, 1997                /S/  THOMAS P. CLARK
------------------------           --------------------------
                                   Thomas P. Clark,
                                   President

Date:

     March 25, 1997                /S/  MARK W. HARDING
------------------------           --------------------------
                                   Mark W. Harding,
                                   Chief Financial Officer

Date:

     March 25, 1997                /S/  MICHAEL S. MEHRTENS
------------------------           --------------------------
                                   Michael S. Mehrtens
                                   Controller