Form 10QSB
period 1997-05-31
PURE CYCLE CORP
filed 1997-07-07
CIK 276720

_________________________________________________________________

               Securities and Exchange Commission
                     Washington, D.C. 20549
                           Form 10-QSB

(Mark One)
  X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997
TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

State the number of shares outstanding of each of the issuer's classes of common equity , as of May 31, 1997:

Common Stock, 1/3 of $.01 par Value             78,439,763
           (Class)                           (Number of Shares)

Transitional Small business Disclosure Format (Check one):
 Yes [ ];  No [x]

_________________________________________________________________

              PURE CYCLE CORPORATION AND SUBSIDIARY

                INDEX TO MAY 31, 1997 FORM 10-QSB





                                                    Page

Part I - Financial Information (unaudited)

 Balance Sheets - May 31, 1997 and                   3
 August 31, 1996

 Statements of Operations - For the three months     4
 ended May 31, 1997 and May 31, 1996

 Statements of Operations - For the Nine months       5
 ended May 31, 1997 and May 31, 1996

 Statements of Cash Flows - For the three months    6-7
 ended May 31, 1997 and May 31, 1996

 Notes to Financial Statements                      8-9

 Management's Discussion and Analysis of           10-11
 Results of Operations and Financial Condition

Part II - Other information

 Item 2:  Recent Sales of Unregistered Securities    11

 Item 6:  Exhibits and Reports on Form 8K            11

Signature Page                                       12




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

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
                   CONSOLIDATED BALANCE SHEETS

                                                  May 31            August 31
       ASSETS                                      1997               1996
                                                ----------         ----------
Current assets:
  Cash and cash equivalents                    $   132,728        $   126,756
  Marketable securities                              3,429              3,429
  Prepaid expenses and other current assets          7,830             10,864
                                                ----------         ----------
     Total current assets                          143,987            141,049

Investment in water projects:
  Rangeview water rights (Rangeview Water
   Commercialization Agreement in 1995)         12,880,177         12,788,413
  Rangeview development costs                       41,535                 --
  Paradise water rights                          5,466,854          5,466,834
                                                ----------         ----------
     Total investment in water projects         18,388,566         18,255,247

Note receivable                                    268,889            251,282

Equipment, at cost, net of accumulated
 depreciation of $13,107 in 1997 and
 $11,005 in 1996                                     3,611              5,155
Other assets                                        27,096             40,596
                                                ----------         ----------
                                              $ 18,832,149       $ 18,693,329
                                                ==========         ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $     28,672       $     53,796

Long-term debt - related parties                 3,193,696          2,750,311

Other non-current liabilities                      132,823            127,468

Participating interests in Rangeview
 water rights (Minority interest in Rangeview
 Water Commercialization Agreement in 1995)     11,090,630         11,090,630

Stockholders' equity (Note 4):
  Preferred stock, par value $.001 per
   share; authorized - 25,000,000 shares:
    Series A - 1,600,000 shares issued
     and outstanding                                 1,600              1,600
    Series B - 432,513 shares issued and
     outstanding                                       433                433
  Common stock, par value 1/3 of $.01 per
     share; authorized - 135,000,000 shares;
     78,439,763 shares issued and outstanding      261,584            261,584
  Additional paid-in capital                    23,633,561         23,633,561
  Deficit accumulated during
   development stage                           ( 6,784,478)       ( 6,499,682)
  Deficit accumulated prior to
September 1, 1986                              (12,726,372)       (12,726,372)
                                                ----------         ----------
     Total stockholders' equity                  4,386,328          4,671,124
                                                ----------         ----------
Contingency (Note 5)
                                              $ 18,832,149       $ 18,693,329
                                                ==========         ==========
[FN]
       See Accompanying Notes to the Consolidated Financial Statements

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)



                                                   Three Months Ended
                                               ---------------------------
                                                May 31             May 31
                                                 1997               1996
                                               --------           --------

Water revenue                                 $ 29,354           $      --

Expenses:
  General, administrative
     and marketing                            ( 75,164)           ( 81,561)
  Expiration of option to purchase
     water rights                                   --            ( 31,997)
  Interest                                    ( 49,580)           ( 44,487)
                                               -------             -------
     Total Expenses                           (124,744)           (158,045)

Other income (expense):
  Interest income                                7,007              11,290
                                               -------             -------
Net loss before
  extraordinary item                          ( 88,383)           (146,755)

Extraordinary gain on
  extinguishment of debt (Note 2)                   --              48,228
                                               -------             -------
     Net loss                                $( 88,383)          $( 98,527)
                                               =======             =======

Net Loss per common share                    $     --*           $     --*
                                               =======             =======

* less than $.01 per share

[FN]
 See Accompanying Notes to the Consolidated Financial Statements

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)


                                        Nine Months Ended
                                      -----------------------      Cumulative
                                        May 31        May 31     Sept. 1, 1986
                                         1997          1996     to May 31, 1997
                                      --------       --------   ---------------
Water revenue                        $  75,724      $      --     $    75,724

General and administrative
  expenses                            (232,524)      (249,403)     (4,070,075)
Other income (expense):
  Interest expense                    (148,740)      (132,530)     (2,032,456)
  Loss on abandonment of
     options on water
     rights                                 --       ( 31,997)     (  881,997)
  Financing expense on
     purchase of water
     rights option                          --             --      (  200,000)
  Financing cost for
     issuance of stock
     below market price                     --             --      (  187,500)
  Loss on abandonment
     of power plant
     equipment                              --             --      (  242,500)
  Gain from waived put
    options                                 --             --          40,950
  Gain on sale of marketable
     securities                             --             --          24,809
  Interest income                       20,744         32,778          99,413
  Other, net                                --             --          29,503
                                       -------        -------       ---------
     Net loss before
      extraordinary item              (284,796)      (381,152)     (7,344,129)

Extraordinary gain on
 extinguishment of debt (Note 2)            --         48,228         559,651
                                       -------        -------       ---------
     Net loss                        $(284,796)     $(332,924)    $(6,784,478)
                                       =======        =======       =========

Net Loss per common share            $     --*      $     --*
                                       =======        =======

*  less than $.01 per share

[FN]
      See Accompanying Notes to the Consolidated Financial Statements

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)



                                          Nine Months Ended
                                        ----------------------    Cumulative
                                         May 31        May 31   Sept. 1, 1986
                                          1997          1996    to May 31, 1997
                                        --------       -------  ---------------
Cash flows from operating
 activities:
  Net loss                             $(284,796)    $(332,924)   $(6,784,478)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
    Depreciation and
     amortization                          1,544         2,697         33,082
    Amortization of debt
     issuance costs                           --            --         23,000
    Amortization of warrant
     issuance costs                       13,500            --         13,500
    (Loss)/gain on sale of
     marketable securities                    --            --     (   24,809)
    Accretion of discount
     on long-term debt                        --            --         69,630
    Common shares issued as
     additional interest
     expense                                  --            --         25,000
Extraordinary gain on
     extinguishment of debt                   --      ( 48,228)    (  559,651)
    Loss on abandonment of
     option on water rights                   --            --        781,997
    Financing expense on
     purchase of water option                 --            --        200,000
    Financing costs for
     issuance of stock options
     below market price                       --            --        187,500
    Gain on put options waived                --            --     (   40,950)
    Loss on abandonment of
     power plant equipment                    --            --         62,500
    Payment for services and
     expenses with common stock
     donated by President                     --            --        298,250
    Other unrealized loss on
     marketable securities                    --            --          1,143
    Increase in accrued interest
     on note receivable                 ( 17,607)     ( 12,769)    (   39,579)
    Other                                     --            --     (    1,065)
     Changes in operating assets
     and liabilities:
      Prepaid expenses and
       other current assets                3,034         5,327     (    2,880)
      Accounts payable and
       other non-curre
       liabilities                      ( 25,124)     (  3,527)       404,167
      Accrued interest                   148,740       127,175      1,741,382
                                         -------       -------      ---------
       Net cash used in
        operating activities           $(160,709)    $(262,249)   $(3,612,261)
                                         =======       =======      =========

                                    (continued)

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (CONTINUED)



                                          Nine Months Ended
                                        ---------------------      Cumulative
                                         May 31       May 31    Sept. 1, 1986 to
                                          1997         1996     to May 31, 1997
                                         -------      -------   ----------------
 Cash flows from investing
  activities:
   Investments in water rights         $( 91,784)   $(103,231)    $(2,444,008)
   Rangeview development costs          ( 41,535)          --      (   41,535)
   Purchase of marketable
     securities                                --          --      (2,000,000)
   Proceeds from sale of
     marketable securities                     --          --       2,024,809
   Increase in note receivable                 --    (113,310)     (  229,310)
   Purchase of equipment                       --    (  2,365)     (   17,237)
   Increase in other assets                    --          --      (  106,595)
                                          -------     -------       ---------
    Net cash provided by
     (used in) investing
      activities                         (133,319)   (218,906)     (2,813,876)
                                          -------     -------       ---------
 Cash flows from financing
  activities:
   Proceeds from issuance
    of debt (Note 3)                      300,000          --       2,977,629
   Repayments of debt                          --    (142,500)     (1,167,190)
   Proceeds from sale of
    common stock                               --          --       2,900,000
   Proceeds from sale of
    Series A convertible
    Preferred stock                            --          --       1,600,000
   Proceeds from issuance
    of redeemable common stock                 --          --         245,000
   Proceeds from issuance of
    stock options                              --          --         100,000
   Repurchase of stock options                 --          --      (  100,000)
                                          -------     -------       ---------
    Net cash provided by
     (used in) financing
     activities                           300,000    (142,500)      6,555,439
                                          -------     -------       ---------
    Net increase (decrease)
     in cash and cash
     equivalents                            5,972    (623,655)        129,302
    Cash and cash equivalents
     beginning of period                  126,756     865,803           3,426
                                          -------     -------       ---------
    Cash and cash equivalents
     end of period                      $ 132,728   $ 242,148     $   132,728
                                          =======     =======       =========

 [FN]
        See Accompanying Notes to the Consolidated Financial Statements

              PURE CYCLE CORPORATION AND SUBSIDIARY
                (A DEVELOPMENT STAGE ENTERPRISE)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING PRINCIPLES

   The consolidated balance sheet as of May 31, 1997 and August 31, 1996, the consolidated statements of operations for the three months ended May 31, 1997 and May 31, 1996 and the consolidated statements of cash flows for the three months ended May 31, 1997 and May 31, 1996, have been prepared by the Company, without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at May 31, 1997 and for all periods presented have been made.

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

NOTE 2 - CURRENT MATURITIES OF LONG-TERM DEBT

   During January 1996, the Company reached an agreement with a creditor to retire a note payable, totaling $190,728 with accrued interest, for payment of $142,500. The difference in the face value of the note and the cash paid to retire the debt of $48,228 was reflected as an extraordinary gain on the consolidated statement of operations for the Nine months ended May 31, 1996.

NOTE 3 - LONG-TERM DEBT

   In August 1996, the Company entered into a loan agreement with Nine related party investors. The loan is for $300,000, is unsecured, bears interest based on the prime rate plus 2%, is payable in equal quarterly installments through August 30, 1997. The agreement provides that the Company can extend the due date of any of the four quarterly installment to August 30, 2002 by issuing additional warrants (see Note 3). The funds were advanced to the Company in September 1996. In connection with the loan agreement, the Company issued warrants to purchase shares of the Company's common stock. The agreement includes a covenant that prohibits the note from being called prior to the expiration of the warrants issued in conjunction with the note.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

   As a result of the Company's privatization of water and waste water services for the Rangeview Metropolitan District ("Rangeview"), during the quarter ended May 31, 1997, the Company generated revenues of $75,724 from the sale of water taps within the Rangeview Service Area. In addition to the sale of the water taps, the Company will receive monthly water use revenues based on the water delivered to the users within the Rangeview Service Area.

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

   General and administrative expenses for the Nine months ended May 31, 1997 were approximately $16,900 lower than for the period ended May 31, 1996. Lower general and administrative expenses resulted from a reduction in salaries paid to the officers of the Company offset by higher professional service fees. Interest expense increased for the three months ended May 31, 1997 by approximately $16,200 compared to the period ended May 31, 1996 primarily because of a higher average outstanding balance of notes payable in the second and third quarter of fiscal 1997 compared to the same period in fiscal 1996. Net loss for the three months ended May 31, 1997 decreased approximately $48,100 compared to the Nine months ended May 31, 1996. The reduction in net loss from the prior period resulted from the recognition of water tap fee revenues and lower salaries expense, however increased professional service fees and lower interest income served to lessen the reduction in net loss for the Nine months ended May 31, 1997 as compared to the same period in fiscal 1996.


Liquidity and Capital Resources

   At May 31, 1997, current assets exceed current liabilities by $87,253 and, the Company had cash and cash equivalents of $141,049.

   In August 1996, the Company entered into a loan agreement with Nine related party investors. The loan is for $300,000, is unsecured, bears interest based on the prime rate plus 2%, is payable in equal quarterly installments through August 30, 1997 (see Note 3 to the financial statements). Proceeds from the note were received in September 1996.

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

Item 2 - Recent Sales of Unregistered Securities

As of each of November 30, 1996, February 28, 1997, and May 31, 1997, the Company issued warrants to purchase 330,750 shares of the Company's Common Stock at $.25 per share to six accredited investors, pursuant to the terms of six promissory notes issued in August 1996 which permitted the Company to delay installments due under the notes by issuing warrants to purchase shares.

The Company issued the warrants under Section 4(2) of the Securities Act of 1933 based on the fact that the warrants were offered privately to a limited group of existing stockholders, each of whom is sophisticated in investment matters and qualifies as an accredited investor.

Item 6 - Exhibits and Reports on Form 8K

None.

                     PURE CYCLE CORPORATION
                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   PURE CYCLE CORPORATION

Date:

     July 14, 1997                   /s/ Thomas P. Clark
--------------------------         -----------------------------
                                   Thomas P. Clark,
                                   President

Date:

     July 14, 1997                   /s/ Mark W. Harding
--------------------------         -----------------------------
                                   Mark W. Harding,
                                   Chief Financial Officer


                                                   PAGE 12 0F 12