Form 10KSB
period 1997-08-31
PURE CYCLE CORP
filed 1997-11-26
CIK 276720

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            Form 10-KSB


            ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended August 31, 1997

                  Commission File Number   0-8814


                      PURE CYCLE CORPORATION
      (Exact name of registrant as specified in its charter)

                 Delaware                          84-0705083
                      (State of incorporation)  (I.R.S. Employer
                                                  Identification No.)

            5650 York Street, Commerce City, CO   80022
    (Address of principal executive office)         (Zip Code)

          Registrant's telephone number:   (303) 292-3456

                                                  Name of each
exchange
Securities registered under Section 12(b)of the Exchange Act:
Title of Class on which registered
                                             None
None


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

Aggregate  market  value of voting stock held  by  non-affiliates:
$14,903,554 (based upon the average bid and asked price on the OTC Bulletin Board on November 24, 1997)

Number  of shares of Common Stock outstanding, as of November  24,
1997:    78,439,763

Transitional Small Business Disclosure Format(Check One): Yes [  ]
No [x]

            Documents incorporated by reference:  None

                  Index to Pure Cycle Corporation
                 1997 Annual Report on Form 10-KSB


Item                     Part I                   Page

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

8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . 28

                         Part III

9.        Directors, Executive Officers, Promoters and
          Control Persons; Section 16 (a) Beneficial
          Ownership Reporting Compliance  . . . . . . . 28

10.       Executive Compensation . . . . . . . . .  . . 29

11.       Security Ownership of Certain Beneficial
          Owners and Management   . . . . . . . . . . . 30

12.       Certain Relationships and Related
          Transactions  . . . . . . . . . . . . . . . . 33

13.       Exhibits and Reports on Form 8-K . . . . . . .33

          Signatures  . .  . . . . . . . . . . . . . . .35

      "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE
             SECURITIES LITIGATION REFORM ACT OF 1995

  Statements that are not historical facts contained in this Annual Report on Form 10-KSB are forward looking statements that involve risk and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, the market price of water, changes in applicable statutory and regulatory requirements, changes in technology, uncertainties in the estimation of water available under decrees and timing of development, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, delays in anticipated permit and start-up dates, environmental risks, and the results of financing efforts.
                              PART I

Item 1. Description of Business

General

   Pure Cycle Corporation (the "Company") is primarily engaged in the business of (i) acquiring, owning, developing and selling water and water rights, (ii) designing, financing, constructing, operating and maintaining of water and waste water systems, and
(iii) developing and applying of the Company's patented water recycling technologies to process waste water into pure potable drinking water. The Company seeks to sell water and water rights to municipalities and other users as well as to develop, operate and maintain water and waste water systems serving water and sanitary sewer needs of customers located within its service areas.

   In 1996, the Company entered into a landmark water privatization agreement with the State of Colorado and the Rangeview Metropolitan District (the "District") for the development of over 26,000 acre feet of water in the Denver metropolitan area. The water privatization agreement enabled the Company to acquire ownership to a total gross volume of 1,165,000 acre feet of ground water (with an annual usage right of 11,650 acre feet per year), and an option to substitute 1,650 acre feet of surface water in exchange for a total gross volume of 165,000 acre feet of ground water, and the use of surface reservoir storage capacity (collective referred to as the "Export Water Rights").

   In addition to ownership of the Export Water Rights, the Company entered into an eighty five (85) year water privatization agreement with the District to design, develop, finance, construct, operate, and maintain the District's water system to service customers within the District's 24,000 acre service area located 2 miles from the greater Denver metropolitan area in growing Arapahoe County ("Service Area"). The District has reserved approximately 14,350 acre feet per year of water and surface reservoir storage capacity (collectively referred to as the "Service Area Water Rights") for use within the District's Service Area.

   In January of 1997, the Company entered into an eighty five (85) year waste water privatization agreement with the District to design, construct, operate and maintain the District's waste water system to service the waste water needs of customer's within the District's 24,000 acre Service Area (the water and waste water agreements collectively referred to as the "Service Agreements").

   The Company's water assets together with its Service Agreements enable the Company to develop and market water rights on a wholesale basis to cities, municipalities and special districts in need of additional water supplies as well as to service the water and waste water needs of customers within the District's Service Area. The Company will seek to utilize its patented water recycling technologies to process the return flow waste water / sewage into pure potable water for reuse applications.

Description of Company Assets

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

   In April 1996, as part of a comprehensive settlement agreement with the State of Colorado ("Settlement Agreement"), the Company purchased all of the District's outstanding District Bonds from the holders of the securities and entered into a water privatization agreement between the District and the Company. As part of the Settlement Agreement, the Company purchased fee interest to the Export Water Rights, which consist of a total gross volume of 1,165,000 acre feet (approximately 11,650 acre feet per year) of non-tributary and not non-tributary ground water, and the option to substitute 1,650 acre feet of tributary surface water for a total gross volume of 165,000 acre feet of non-tributary and not non-tributary ground water, and surface reservoir storage rights from the District in exchange for all the outstanding District Bonds. The Company continues to develop and market its Export Water Rights to Denver area water providers in need of additional water supplies.

Comprehensive Amendment Agreement

   In order to acquire all the remaining outstanding District Bonds not already held by the Company to enable the Company to enter into the Settlement Agreement and to acquire the Export Water Rights, the Company negotiated agreements with all the remaining bond holders and amended the WCA and its agreements with all prior investors in the WCA. Pursuant to the Comprehensive Amendment Agreement (the "CAA") entered into in conjunction with the Settlement Agreement, such bond holders and investors have a right to receive $31,807,232 from the proceeds of a sale or other disposition of the Export Water Rights.

Service Agreements

   The  Company  entered  into  an  eighty  five  (85)  year  water privatization agreement with the District to design, finance, construct, operate, and maintain the District's water system to provide water service to customers within the District's 24,000 acre Service Area. The District has reserved approximately 14,350 acre feet of water per year, together with surface reservoir storage capacity for the Company's use in providing water service to customers within the District's Service Area. In exchange for providing water service to customers within the District's Service Area, the Company will receive 95% of the District's water revenues remaining after payment of royalties to the State Land Board.

   In January of 1997, the Company entered into an eighty five (85) year Waste Water Service Agreement with the District which provides for the Company to design, finance, construct, operate and maintain the District's waste water system to provide waste water service to customers within the District's 24,000 acre Service Area. In exchange for providing waste water service to customers within the District's Service Area, the Company will receive 100% of the District's waste water tap fees, and 90% of the District's waste water usage fees.

   The Company will supply water and waste water services to customers within the 24,000 acres of property which constitute the boundaries of the District's Service Area. The District's Service Area is located in northeastern Arapahoe County, Colorado - a growing county bordering Denver, Colorado. Currently the majority of the property is undeveloped land, however portions of the property have been sold to an area home builder. Development of the property is dependent on overall growth in the Denver metropolitan area.

   The development of the Rangeview Project is divided into two segments: one segment is the development and distribution of the Export Water Rights to Denver area water providers in need of additional water supplies; and the second, is the development of water and waste water service to customers within the District's 24,000 acre Service Area. During fiscal year 1997, the Company's revenues were generated by providing approximately 11 million gallons of water to customers within the District's Service Area. Through August 31, 1997, the Company has developed 4 wells together with transmission lines to deliver water to customers within the District's Service Area. Each water well is capable of producing approximately 80 gallons per minute.

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




Recycling Technology

   The  Company  developed and patented water recycling  technology which converts single-family home waste water/sewage into pure potable drinking water. The Company manufactured, installed and operated the single-family water recycling units in the late 1970's and early 1980's until halting production of the units in 1982.
The Company has shifted its strategic market for its water recycling technology from the its original single-family units to large municipal waste water / sewage treatment applications. The Company, through its Waste Water Service Agreement, will seek to apply its water recycling technology to treat municipal waste water / sewage into pure potable water for reuse.

Description of Business

  Beginning in fiscal 1987, and continuing through fiscal 1997, the Company has acquired a portfolio of water rights (which are described above in the Description of Company's Assets) which the Company seeks to develop and market to municipal water providers. In addition to developing water supplies for municipal water providers in need of supplemental water sources, the Company is engaged in the privatization of municipal water and waste water systems. From its initial efforts in the Denver metropolitan area, the Company seeks to utilize its water rights and waste water treatment technologies to privatize other government owned water and waste water systems in Colorado and throughout the western United States.

  The Rangeview Metropolitan District, a quasi municipal, political subdivision of the State of Colorado is a special district empowered to provide water and waste water services to approximately 24,000 acres of property located approximately 12 miles south and east of Denver, most of which is owned by the State of Colorado (the "Service Area"). The District has the ability to issue tax-exempt municipal bonds and to enter into other governmental financing agreements to provide water service and waste water treatment for customers in its Service Area. Additionally, the District is empowered to set rates and charges for water and waste water services. Pursuant to the Settlement Agreements, the District's water rates and charges must be the average of similar rates and charges of the three surrounding municipal water providers.

   The  development of the District's Service Area is dependent  on growth in the Denver metropolitan area, and on the State of Colorado selling portions of its property to parties interested in the development of the land. The District has reserved approximately 14,350 acre feet of water annually, together with surface reservoir storage capacity, to provide water service to the property. The District completed a study to analyze the future development opportunities for the property and defined three categories of land uses: residential, commercial / light industrial, and open space. Approximately 10,000 acres is suitable for residential development accommodating up to 30,000 single-family homes; approximately 2,200 acres is suitable for commercial and light industrial development along the primary access corridors; and the remaining 12,800 acres is suitable for open space (i.e. parks, playing fields, and golf courses).

    Pursuant to the Company's water and waste water Service Agreements, the Company will develop, operate and maintain the
District's water and waste water systems. In exchange for developing, operating and maintaining the District's water system, the Company receives 95% of the water tap fee and usage fee revenues after payment of a twelve percent (12%) royalty to the State Land Board. In exchange for developing, operating and maintaining the District's waste water system the Company receives 100% of the District's waste water tap fees and 90% of the District's waste water usage fees. Portions of the Company's participation in the water and waste water tap fees and user fees are used to finance the development of facilities needed to furnish water and waste water service.

   During fiscal 1997, the Company developed 4 wells together with transmission lines and delivered approximately 11 million gallons of water to customers within the District's Service Area. The District does not currently have any waste water customers.

    The 40 largest municipal water providers in the Denver metropolitan area deliver approximately 98% of the water consumed by residents and businesses in the Denver metropolitan area. The Company actively marketed the Export Water Rights to each of the 40 largest providers during fiscal year 1996. Concurrent with water supply, some area water providers also have independent waste water / sewage treatment facilities. While the water supply market throughout the Denver metropolitan area is fragmented with over 100 independent providers, the majority of waste water/sewage treatment is processed by approximately 10 major waste water/sewage treatment providers. The majority of Denver area water providers participate in the Metropolitan Waste Water Authority which process approximately 95% of the areas waste water/sewage.

  During fiscal 1996, the Company acquired the Export Water Rights, consisting of a total gross volume of 1,165,000 acre feet (approximately 11,650 acre feet per year) of non-tributary and not non-tributary ground water, together with an option to substitute 1,650 acre feet of tributary surface water in exchange for a total gross volume of 165,000 acre feet of non-tributary and not non-tributary ground water, and surface storage rights from the District in exchange for all the outstanding District Bonds, totaling approximately $39 million (par plus accrued interest). The Company is marketing the Export Water Rights to Denver area municipal water providers on both a wholesale and retail basis.

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

   The Company is also pursuing the sale of the Paradise Water Rights to cities, municipalities, and special districts in the downstream states of Arizona, Nevada and California. However, there are certain restrictions under the Colorado River Compact which relate to a reallocation of water rights from one state to another, including a requirement that a court decree authorizing the use of the water rights out of state be obtained and compliance with other interstate compacts or agreements, which would need to be resolved or complied with before the Paradise Water Rights can be sold to users outside of Colorado. If the Company is successful in selling its Paradise Water Rights, the Company would anticipate developing the facilities to deliver the water in a manner similar to the Export Water Rights.

   The Company's business of water sales is subject to competitive factors as water providers desiring water will consider alternative sources. The Company is aware of other private water companies who are attempting to market competing water rights to municipal water providers in the Denver area. In addition, municipal water providers seeking to acquire water rights evaluate independent water rights owned by individuals, farmers, ranchers, etc. The principal factors affecting competition in this regard include, but may not be limited to, the availability of water for the particular purpose, the cost of delivery of the water to the desired location, the availability of water during dry year periods, the quality of the water source, and the reliability of the water supply. The Company believes that its water rights provide the Company with an advantage over its competition because the water rights the Company owns have been designated for municipal use by decrees issued by Colorado water courts, and because of the quantity of water available, the quality of water, their location in the Denver metropolitan area, (and Paradise's location to deliver water to either downstream or Denver area water users), and price. The quantity of water the Company has available for sale has been determined by court decrees of the Colorado water courts. The Company has had the quality and quantity of the Rangeview and Paradise Water Rights evaluated by independent appraisers and water engineers. The water quality, without treatment, meets or exceeds all current federal and state drinking water standards.

   The business segment of water purification and municipal water recycling are also subject to competition from municipal water providers who also provide waste water/sewage processing, and from regional waste water/sewage processors. The Company is not aware of any private companies providing waste water/sewage treatment services in the Denver metropolitan area. The Company believes that it could have a competitive advantage because its waste water treatment technology uses no toxic chemicals and the water after processing exceeds stringent water quality standards currently in effect. Additionally, residual material created in the waste water treatment process can be composted into a high grade fertilizer for agricultural use.

   If the Company is successful in selling water, the construction of wells, dams, pipelines and storage facilities may require compliance with environmental regulations, however the Company believes that regulatory compliance would not materially impact such a sale. It is anticipated that a purchaser of the Company's water rights would undertake to construct the required facilities to deliver the water to its users, however the Company would consider providing such infrastructure as part of a water sale agreement. If the Company were to ultimately agree to provide such facilities, the Company could incur substantial capital expenditures to comply with governmental regulations. However, the Company cannot assess such costs until the purchaser of the water rights and the nature of the water delivery system required has been determined. Similarly if the Company were to obtain a contract for treatment of waste water and sewage, governmental regulations concerning drinking water quality and waste water discharge quality may be applicable. However, until the Company has a contract proposal specifying the quantity and type of waste water to be treated and the proposed use of such treated water, the cost of regulatory compliance cannot be determined.

  The Company holds several patents in the United States and abroad related to its water recycling system and components thereof. The value to the Company of these patents is dependent upon the Company's ability to adapt its water recycling system to larger scale applications, or to develop other uses for the technology.

  The Company currently has four employees.

Item 2.   Description of Property

   The Company currently leases office facilities at the address shown on the cover page.

   In 1996, the Company purchased a total gross volume of 1,165,000 acre feet (approximately 11,650 acre feet per year) of non-tributary and not non-tributary ground water, together with an option to substitute 1,650 acre feet of tributary surface water in exchange for a total gross volume of 165,000 acre feet of non-tributary and not non-tributary ground water, and surface storage rights from the District. See "Item 1. Description of Business - Description of Company's Assets - Rangeview Water Rights."

   The Company owns approximately 70,000 acre feet of conditional water rights, water wells and related assets in the State of Colorado by assignment and quit claim deed. See "Item 1. Description of Business - Description of Company's Assets - Paradise Water Rights."

Item 3.   Legal Proceedings

  None.

Item 4.   Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of stockholders during the fourth quarter ended August 31, 1997.

                              PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Markets

  The table below shows for the quarters indicated the high and low bid prices of the Common stock on the OTC Bulletin Board. The Company's Common stock is traded on the NASDAQ Bulletin Board under the trade symbol PCYL. As of November 24, 1997, there were 4,028 holders of record of the Company's Common stock.

     Calendar  Quarter                  Low            High

     1997      First                    $.22           $.375
               Second                   $.20           $.50
               Third                    $.15           $.37
               Fourth                   $.18           $.26

     1996      First                    $.125          $.1875
               Second                   $.14           $.19
               Third                    $.14           $.4375
Fourth         $.20                     $.34375


   Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Dividends

   The Company has never paid any dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

   In August 1997, in connection with a loan for $350,000, the Company issued warrants to purchase 2,100,000 shares of the Company's Common Stock at $.25 per share to five related parties, accredited investors who have previously invested in the Company. The loan is due August 30, 2002.

   Effective August 30, 1997, the Company issued warrants to purchase 330,750 shares of the Company's Common Stock at $.25 per share to six accredited investors pursuant to the terms of six promissory notes issued in August 1996 which permitted the Company to defer installments due under the notes by issuing additional warrants.

   The Company issued the warrants under Section 4(2) of the Securities Act of 1933 based on the fact that the warrants were offered privately to a limited group of existing stockholders, each of whom is sophisticated in investment matters and qualifies as an accredited investor.


Item 6.   Management's Discussion and Analysis or Plan of Operation

Introduction

  Pure Cycle is engaged in the privatization of municipal water and waste water systems in Colorado and throughout the United States. The Company seeks to use its portfolio of water rights and water technologies to enhance the availability and quality of municipally provided drinking water. The Company purchased approximately 11,650 acre feet of water and entered into two eighty five (85) year water and waste water Service Agreements with the Rangeview Metropolitan District which will enable the Company to provide water and waste water service to over 36 square miles of property located in the Denver metropolitan area. The Company continues to develop its patented water recycling technologies and, will seek to integrate these technologies for processing waste water into pure potable water for reuse as part of its waste water service commitment to the District's Service Area.

Plan of Operation

   Prior to fiscal 1992, the Company funded operations primarily through long term debt financing from certain related parties including the Company's President and major stockholder. Since fiscal 1992, the Company has funded operations with equity financing and by marketing the right to share in proceeds from the sale of its Export Water Rights to private individuals, companies and institutions with an interest in the water supply market.

   The Company is aggressively pursuing the marketing and sale of its water rights to municipal water providers in the Denver metropolitan region as well as users in Arizona, Nevada and California to generate current and long term revenue sources.
During fiscal year 1997, the Company designed, constructed, and operated 4 water wells together with transmission lines and delivered approximately 11 million gallons of water to customers within the District's Service Area. The Company continues to meet with developers and other parties interested in developing portions of the District's Service Area. The District's Service Area is primarily undeveloped land situated in the growing Arapahoe County. Portions of the property are either in negotiation for sale or have been sold to private interests who may develop the property. The timing of the development of water and waste water facilities will depend upon when the property is developed.

  In addition to the Company's Service Area activities, the Company continues to meet with Denver area water providers to develop and sell the Company's Export Water Rights. Denver area water providers continue to experience strong regional growth rates which continue to pressure their developed water supplies. The Company is marketing its Export Water Rights to water providers in need of supplemental water supplies. Additionally, during fiscal 1997, the Company has presented water supply proposals to private and municipal water providers in Nevada, Arizona and California for the sale of the Company's 70,000 acre feet of Paradise Water Rights, understanding that certain legal issues relating to interstate water rights transfers may exist. The Company continues to discuss water supply arrangements with private companies and municipal water providers to whom it has made proposals. The Company continues to identify and market its water rights to other private companies and municipal water providers.

   At this time the Company is not able to determine the timing of water sales or the timing of development of the property within the District's Service Area. There can be no assurance that these sales can be made on terms acceptable to the Company or that development will occur. In the event water sales are not forthcoming or development of the property within the District's Service Area is delayed, the Company may sell additional portions of the Company's profits interest pursuant to the CAA, incur additional short or long-term debt obligations or seek to sell additional shares of common stock, preferred stock or stock purchase warrants as deemed necessary by the Company to generate operating capital. The Company's ability to ultimately realize its investment in its two primary water projects is dependent on its ability to successfully market the water, or in the event it is unsuccessful, to sell the underlying water rights. Under the provisions of the CAA, the other investors in the Rangeview project are to receive the first approximately $31,807,000 from the sale or other disposition of the Export Water Rights. The Company has agreed to pay the next $4,000,000 in proceeds to LCH, Inc., a company affiliated with the Company's president. The next $432,513 in proceeds is payable to the holders of the Company's Series B Preferred Stock. The Company retains 100% of the proceeds in excess of $35,807,232 from the sale or other disposition of the Export Water Rights.






Results of Operations

   During fiscal year 1997, the Company generated water service revenues of $96,525. Water service revenues were divided into $69,610 from tap fees and $26,915 from usage fees from the sale of water to customers within the District's Service Area. The Company incurred approximately $4,000 in operating costs associated with the water service revenues. Prior to fiscal 1997, the Company did not report any revenues. The Company continues to operate at a loss with its operating capital requirements funded primarily through debt and equity financings and the sale of rights to participate in the proceeds from the sale of the Company's Export Water Rights.

  The Company's general and administrative expenses for fiscal 1997 decreased approximately $47,000 or 14% to $295,000 as compared to $338,000 for fiscal 1996, due primarily to a decrease in payroll expenditures. The Company's general and administrative expenses for fiscal 1996 decreased approximately $4,000 or 1% to $338,000 as compared to $342,000 for fiscal year 1995, due primarily to a decrease in payroll expenditures and facility costs.

   The Company's net loss for fiscal 1997 decreased approximately $103,000 or 22% as compared to $456,000 for fiscal 1996. The decrease in net loss for fiscal 1997 was due primarily to the revenues generated during 1997 and the recognition of an extraordinary gain from the extinguishment of debt of $20,765 in 1997. The Company's net loss for fiscal 1996 decreased approximately $59,000 or 12% to $456,000 as compared to $515,000 for fiscal 1995. The decrease in the net loss for fiscal 1996 over fiscal 1995 was due primarily to the recognition of an extraordinary gain from the extinguishment of debt of $48,228 in 1996 compared to $4,884 recognized in 1995. Lower interest expense resulting from lower outstanding debt balances reduced the loss by approximately $37,000 in fiscal 1996, however, this decrease was largely offset by a charge of approximately $32,000 in fiscal 1996 resulting from the expiration of an option to purchase certain water rights.

Liquidity and Capital Resources

   The Company's working capital at August 31, 1997 was $329,020. The Company expects to incur additional costs in fiscal 1998 to expand water service to customers within the District's Service
Area. Based on budgets prepared by management, the Company believes that its working capital at August 31, 1997 is adequate to fund its activities through at least fiscal 1998.

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

Operating Activities

   During fiscal 1997, the Company used cash of approximately $173,000 in its operations compared to approximately $314,000 in fiscal 1996. Revenue received in fiscal 1997 and a reduction in general and administrative expenses accounted for the reduction in cash used for operations in fiscal 1997. Based on budgeted operating costs, it is anticipated that a similar level of cash will be used in the Company's operations during fiscal 1998.

Investing  Activities

    Cash used in investing activities for fiscal 1997 was approximately $233,000. Costs of approximately $133,000 were incurred relating to the Rangeview and Paradise water rights projects and costs of approximately $100,000 were incurred relating to the development of a water system serving customers within the District's Service Area. Cash used in investing activities in fiscal 1996 was approximately $282,000, including costs incurred of approximately $166,000 relating to the Company's water rights projects and approximately $113,000 advanced to the District. Because of the revenue sources available to the District, and its operating expense history, the Company believes the District will repay the note within a period of one to two years.

Financing Activities

   In August 1996, the Company entered into a loan agreement with six related party investors to borrow $300,000. The proceeds from the loan agreement were received in fiscal 1997. The Company also entered into a loan agreement in August of 1997 and received $350,000 from five related party investors. A portion of the proceeds under the agreements were attributed to the value of the warrants issued in connection with the loans.


New Accounting Standards

   In October of 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This standard addresses the timing and measurement of stock-based compensation expense. Entities electing to continue to follow the Accounting Principles Board Opinion No. 25 ("APB 25) must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined by SFAS 123 had been applied. The Company adopted SFAS 123 in the first quarter of fiscal 1997 and elected to retain the approach of APB 25 (the intrinsic value method), for recognizing stock-based compensation in its consolidated financial statements. The Company has included the disclosures required by SFAS 123 in its financial statements.

   In February of 1997, the FASB issued Statements of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") effective for years ending after December 15, 1997. Statement No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. The Company will adopt SFAS 128 in its August 31, 1998 financial statements. The adoption is not expected to have a material effect on the loss per share of the Company.

   In June of 1997, the FASB issued Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), and No 131, Disclosure About Segment of an Enterprise and Related Information ("SFAS 131"), effective for years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not yet adopted SFAS 130. The Company will comply with the reporting and display requirements under this statement when required. SFAS 131 establishes standards for reporting information about operating segments and the methods by which such segments were determined. The Company has not yet adopted SFAS 131. As the Company currently operates within one industry segment, the reporting of such information is not expected to be significant.
Item 7. Financial Statements


Page

Independent Auditors' Reports                               13
Consolidated Balance Sheets                                 14
Consolidated Statements of Operations                       15
Consolidated Statements of Stockholders' Equity             16
Consolidated Statements of Cash Flows                       17
Notes to Consolidated Financial Statements               18-24




                   Independent Auditors' Report

The Board of Directors
Pure Cycle Corporation:

We have audited the accompanying consolidated balance sheets of Pure Cycle Corporation and Subsidary as of August 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation and subsidiary as of August 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                           KPMG Peat Marwick LLP

Denver, Colorado
October 17, 1997
               PURE CYCLE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS


August 31
       ASSETS                               1997          1996

Current assets:
  Cash and cash equivalents             $  370,426   $   126,756
  Marketable securities                      3,429         3,429
  Prepaid expenses and other current
   assets                                    7,830        10,864
                                         ---------     ---------
     Total current assets                  381,685       141,049

Investment in water rights and systems:
  Rangeview water rights (Note 2)       12,920,490    12,788,413
  Paradise water rights                  5,468,041     5,466,834
  Rangeview Water System (Note 3)          100,212            --
                                        ----------    ----------
     Total investment in water rights
       and systems                      18,488,743    18,255,247

Note receivable, including accrued
interest (Note 4)                          274,765       251,282

Equipment, at cost, net of accumulated
 depreciation of $14,149 in 1997 and
$12,083 in 1996                              3,089         5,155

Other assets                                22,596        40,596
                                        ----------    ----------
                                      $ 19,170,878  $ 18,693,329
                                        ==========    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                   $       6,856  $     24,986
  Accrued liabilities                       45,809        28,810
                                        ----------    ----------
     Total current liabilities              52,665        53,796

Long-term debt - related parties,
including accrued interest (Note 5)
                                         3,550,925     2,750,311

Other non-current liabilities (Note 6)     113,843       127,468

Participating interests in Rangeview
 water rights (Note 2)                  11,090,630    11,090,630

Stockholders' equity (Note 7):
  Preferred stock, par value $.001 per
   share; authorized - 25,000,000 shares:
  Series A - 1,600,000 shares issued
   and outstanding                           1,600         1,600
  Series B - 432,514 shares issued and
   outstanding                                 433           433
  Common stock, par value 1/3 of $.01
   per share; authorized - 135,000,000
   shares; 78,439,763 shares issued and
   outstanding                             261,584       261,584
  Additional paid-in capital            23,678,561    23,633,561
  Accumulated deficit                  (19,579,363)  (19,226,054)
                                        ----------    ----------
     Total stockholders' equity          4,362,815     4,671,124

                                      $ 19,170,878  $ 18,693,329
                                        ==========    ==========





    See Accompanying Notes to Consolidated Financial Statements
               PURE CYCLE CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS




                                                 Years ended August 31
                                                    1997        1996
Water service revenue:
 Tap fees                                     $    69,610   $      --
 Water usage fees                                  26,915          --
                                                  -------     -------
                                                   96,525          --

Water service operating expense                    (4,000)         --

General and administrative
 expense                                         (291,133)   (337,831)
Other income (expense):
 Interest income                                   27,288      40,428
 Interest expense:
  Related parties                                (195,614)   (167,283)
  Other                                          (  7,140)   (  7,240)
 Loss on abandonment of
  options on water rights                              --    ( 31,997)
                                                  -------     -------
   Loss before
     extraordinary item                          (374,074)   (503,923)

Extraordinary gain on
 extinguishment of debt
  (Notes 5 and 6)                                  20,765      48,228
                                                  -------     -------
   Net loss                                     $(353,309)  $(455,695)
                                                  =======     =======
Primary and fully diluted
 loss per common share:
   Loss before extraordinary
   item                                         $       *   $    (.01)
    Extraordinary item                                  *           *

 Net loss per common share                      $       *   $    (.01)


Weighted average common
 shares outstanding                            78,439,763   78,439,763

* Less than $.01 per share




    See Accompanying Notes to Consolidated Financial Statements
               PURE CYCLE CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               Years Ended August 31, 1997 and 1996




                                                                     Additional
                             Preferred Stock       Common Stock       Paid-in      Accumulated
                             Shares    Amount    Shares     Amount    Capital        Deficit
Balance at August 31, 1995  2,032,513  $2,033  78,439,763  $261,584  $23,615,561  $(18,770,359)
Warrants issued (Note 5
 and 7)                            --      --          --        --     18,000              --
Net loss                           --      --          --        --         --      (  455,695)
Balance at August 31, 1996  2,032,513   2,033  78,439,763   261,584   23,633,561   (19,226,054)
Warrants issued (Note 5
 and 7)                            --      --          --        --       45,000            --
Net loss                           --      --          --        --           --   (   353,309)
                            ---------   -----  ----------   -------    ----------   ----------
Balance at August 31, 1997  2,032,513  $2,033  78,439,763  $261,584   $23,678,561 $(19,579,363)
                            =========   =====  ==========   =======    ==========   ==========


[FN]
    See Accompanying Notes to Consolidated Financial Statements


               PURE CYCLE CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS




                                               Years ended August, 31
                                                 1997        1996

Cash flows from operating activities:
  Net loss                                   $(353,309)   $( 455,695)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
    Depreciation and
     amortization                                2,066         3,253
    Amortization of deferred
     financing costs                            18,000            --
    Loss on abandonment of
     option on water rights                         --        31,997
    Extraordinary gain on
     extinguishment of debt                   ( 20,765)     ( 48,228)
    Increase in accrued interest
     on note receivable                       ( 23,483)     ( 18,645)
    Increase in accrued interest
     on long term debt                         202,754       174,523
    Changes in operating assets
     and liabilities:
      Prepaid expenses and
       other current assets                      3,034         5,173
      Accounts payable and
       other accrued liabilities               ( 1,131)       (6,654)
                                              --------       -------
          Net cash used in
           operating activities              $(172,834)    $(314,276)

Cash flows from investing activities:
  Investments in water rights                $(133,284)    $(166,596)
  Investment in Rangeview Water system        (100,212)           --
  Increase in note receivable                       --      (113,310)
  Purchase of equipment                             --      (  2,365)
                                               -------       -------
         Net cash provided by
          (used in) investing
          activities                           (233,496)    (282,271)

Cash flows from financing activities:
  Proceeds from issuance
    of debt and warrants                        650,000            --
  Repayments of debt                                 --      (142,500)
                                                -------       -------
         Net cash provided by
          (used in) financing
          activities                            650,000      (142,500)
                                                -------       -------
         Net increase (decrease)
          in cash and cash equivalents          243,670      (739,047)
         Cash and cash equivalents
          beginning of year                     126,756       865,803
                                                -------       -------
         Cash and cash equivalents
          end of year                         $ 370,426      $126,756
                                                =======       =======


[FN]
    See Accompanying Notes to Consolidated Financial Statements


              PURE CYCLE CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     August 31, 1997 and 1996

NOTE 1 - ORGANIZATION AND BUSINESS, BASIS OF PRESENTATION AND
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

   Pure Cycle Corporation (the "Company") is primarily engaged in the business of (i) acquiring, owning, developing and selling water and water rights, (ii) designing, financing, constructing, operating and maintaining of water and waste water systems, and
(iii) developing and applying of the Company's patented water recycling technologies to process waste water into pure potable drinking water. The Company is currently marketing water on a wholesale basis, whereby municipalities in need of additional water supplies would seek to acquire water from the Company, as well as developing retail water and waste water systems pursuant to the Company's Service Agreements. The Company is marketing water to municipalities in the Denver metropolitan area as well as users in Arizona, Nevada, and California. Pursuant to the Company's water and waste water Service Agreements, the Company is also developing water systems to serve customers within the Rangeview Metropolitan District's ("District") Service Area. Currently their are no waste water customers within the District's Service Area, however the Company expects to develop waste water systems as demand occurs within the Service Area.

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

   During its development stage, the Company has funded the acquisition of certain water rights and its operating activities primarily through equity and other financing agreements with investors with an interest in the wholesale municipal water development business. These financing agreements have enabled investors to participate in the future revenues derived from the sale of the Company's water rights. The Company believes that at August 31, 1997 the Company has sufficient working capital and available credit to fund its operations for the next year or longer. There can be no assurances, however, that the Company will be successful in marketing the water from its two primary water projects in the near term. In the event sales are not achieved, the Company may sell additional participating interests in its water projects, incur additional short or long-term debt or seek to sell additional shares of common stock or stock purchase warrants, as deemed necessary by the Company, to generate working capital.

Basis of Presentation

   During the year ended August 31, 1997, the remaining litigation regarding the acquisition of the Rangeview Water Rights was settled, the Company entered into certain Service Agreements with the District, and the Company received water service revenues of approximately $97,000 pursuant to the Service Agreements (see Notes 2 and 3). Accordingly, the Company is no longer considered to be in the development stage and the additional disclosures required for development stage enterprises have been omitted.

Summary of Significant Accounting Policies

     Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Rangeview Development Corporation which was dissolved in August 1997. All inter-company balances and transactions have been eliminated.

     Use of Estimates

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




               PURE CYCLE CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS, BASIS OF PRESENTATION AND
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

  Cash equivalents

   For purposes of the statement of cash flows, cash and cash equivalents include all highly liquid debt instruments with an original maturity of three months or less.

  Marketable Securities

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

   The Company's investment in the Rangeview water rights is recorded at cost at August 31, 1997. Pursuant to the terms of the Comprehensive Amendment Agreement ("CAA") entered into in 1996, certain investors in the Rangeview project have the right to receive the first approximately $31,807,000 from the proceeds of a sale or other disposition of the Rangeview water rights. The consideration received from those investors for this right to participate in the proceeds has been reflected in the accompanying consolidated balance sheet as participating interest in the Rangeview water rights.

  In fiscal 1996 the Company adopted the provisions of Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets To Be Disposed Of". SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically assesses the feasibility, marketability and anticipated future cash flows from the sale of it water rights. Based on this assessment, the Company believes that there is no impairment in the carrying value of the its investment in water rights at August 31, 1997 and 1996 and therefore the adoption of SFAS 121 has had no effect on the Company's financial statements.

     Stock-Based Compensation

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), effective for fiscal years beginning after December 15, 1995. This statement defines a fair value method of accounting for employee stock options and encourages entities to adopt that value method of accounting for its stock compensation plans. SFAS 123 allows an entity to continue to measure compensation costs for these plans using the intrinsic value method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has elected to continue to account for its employee stock compensation plans as prescribed under APB 25. The pro forma disclosure of net loss and loss per share required by SFAS 123 are included in Note 7.

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


               PURE CYCLE CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS, BASIS OF PRESENTATION AND
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

     Loss per common share

   Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Convertible preferred stock and common stock options and warrants have been excluded from the calculation of loss per share as their effect is anti-dilutive.

     Reclassifications

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

   In addition to the payments described above, the Company capitalized certain legal and other costs relating to the acquisition of the Rangeview water rights totaling $133,284 in 1997, $166,596 in 1996, and $879,980 in years prior.

   In October 1994, the Company joined in a lawsuit initiated by others, including the District, brought in the District Court of the City and County of Denver, Colorado, against the Colorado State Board of Land Commissioners (the "State Land Board") seeking a declaratory judgment affirming that the lease of the Rangeview Water Rights, as amended, from the State Land Board to the District was valid and enforceable.

   In April of 1996, the parties to the lawsuit agreed to a settlement (the "Settlement"). The Settlement was subject to obtaining a final non-appealable order of the trial court approving the Settlement. The trial court order was signed June 14, 1996 and became final and non-appealable on July 29, 1996. Certain crossclaims in the lawsuit between the District and East Cherry Creek Valley Water and Sanitation District were settled in December of 1996.

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

   Additionally, the Company negotiated agreements with all of the investors in the Rangeview WCA to acquire their WCA Profits
Interests as well as all of the Bonds held by certain of those investors totaling $5,778,000 in exchange for Participating Interests in the CAA. The Bonds acquired from holders not previously investors with the Company, totaling $15,184,000, together with Bonds held by investors in the Rangeview WCA totaling $5,778,000, together with bonds held by the Company totaling $3,952,000 represented all of the District's outstanding Bonds (totaling $24,914,000). The Company conveyed all of the outstanding District Bonds to the District in exchange for title to the Export Water Rights.

               PURE CYCLE CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - RANGEVIEW WATER RIGHTS -(continued)

   The estimated fair value of the $15,184,000 of Bonds purchased ($6,770,000) has been recorded as an increase in the cost of the Rangeview water rights and an increase in the Participating Interests in the Rangeview water rights.

   The Participating Interests in the CAA, in the aggregate, have the right to receive the first approximately $31,807,000 from the proceeds of a sale or other disposition of the Export Water Rights. After the distributions pursuant to the CAA, the Company has agreed to pay the next $4,000,000 in proceeds to LCH Inc., a company affiliated with the Company's president. The next $432,513 in proceeds is payable to the holders of the Company's Series B Preferred Stock. The Company retains 100% of the proceeds in excess of $36,240,000 from the sale or other disposition of the Export Water Rights.

NOTE 3 - RANGEVIEW WATER SYSTEM

  In conjunction with the Settlement, the Company also entered into an 85 year Service Agreement with the District to design, finance, construct, operate, and maintain the District's water system to provide water service to customers within the District's 24,000 acre Service Area. The District has reserved approximately 14,350 acre feet of water per year, together with surface reservoir storage capacity, for the Company's use in providing water service to customers within the District's Service Area. In exchange for providing water service to customers within the District's Service Area, the Company receives 95% of the District's water revenues remaining after payment of royalties to the State Land Board. During fiscal year 1997, the Company incurred costs of $100,212 to develop 4 wells with an aggregate production capacity of approximately 200 gallons per minute together with transmission lines to deliver water to customers within the District's Service Area. During fiscal year 1997, the Company delivered approximately 11 million gallons of water to customers in its Service Area.

   In addition to the water system service agreement, in January of 1997, the Company entered into an 85 year Waste Water Service Agreement with the District to design, finance, construct, operate, and maintain the District's waste water system to provide waste water service to customers within the District's 24,000 acre Service Area. Currently there are not waste water customers within the District's Service Area.

NOTE 4 - NOTE RECEIVABLE

   In 1995, the Company extended a line of credit to the District. The loan provides for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% and, matured on December 31, 1996. The balance of the note receivable at August 31, 1997 was $274,765, including accrued interest. Because of the revenue sources available to it, and its operating expense history, the Company believes the District will be able to repay the note within a period of one to two years after its due date. Accordingly, the note has been classified as non-current.

NOTE 5 - LONG-TERM DEBT

  Long-term debt, including accrued interest at August 31, 1997 and 1996 is comprised of the following:
                                     1997          1996
Notes  payable, including
 accrued interest to six
 related parties, due August
 2002, interest at prime
  rate plus 2%, unsecured        $   330,750    $        --
Notes  payable, including
 accrued interest to five
 related parties, due August
 2002 interest at 10 1/4%,
 unsecured net of unamortized
 discount of $45,000                 309,434             --
Note payable, to related party,
 due October 2000, non-interest
 bearing, unsecured                   26,542         26,542
Notes payable, including accrued
 interest, to President and
 majority stockholder due October
 2000, interest at 8.36% to 9.01%,
 unsecured                           380,781        359,421
Notes payable, including accrued
 interest, to related party, due
 October, 2000, interest at the
 prime rate plus 3%, secured by
 shares of the Company's common
 stock  owned by the  President
 and  majority stockholder         1,864,670      1,758,138
Notes  payable,  including
 accrued interest,  to  a
 related  party corporation,
 due October 2000, interest
 ranging from 7.18% to 8.04%,
 unsecured                           638,749        606,210
                                   ---------      ---------
     Total long-term debt         $3,550,925     $2,750,311
                                   =========      =========

               PURE CYCLE CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LONG-TERM DEBT - (continue)

Aggregate maturities of long-term debt are as follows:

     Year Ending August 31,         Amount

          2000                   $ 2,910,741
          2002                       640,184
                                   ---------
            Total                $ 3,550,925
                                   =========

   In August 1997, the Company entered into a loan agreement with five related party investors. The loan is for $350,000, is unsecured, bears interest at the rate of 10 1/4% and is due August 30, 2002. In connection with the loan agreement, the Company issued warrants to purchase 2,100,000 shares of the Company's common stock at $.25 per share (see Note 7). A portion of the proceeds received under the agreement ($45,000) has been attributed to the estimated fair value of the warrants issued. The resulting discount is being amortized over the term of the loan.

   In August 1996, the Company entered into a loan agreement with six related party investors. The loan is for $300,000, is unsecured, bears interest at the rate of prime plus 2% or 10 1/4% and is due August 30, 2002. The agreement allowed the Company to extend the due date to August 30, 2002 by issuing additional warrants (see Note 7). In connection with the loan agreement, the Company issued warrants to purchase 600,000 shares of the Company's common stock and additional warrants to purchase 1,323,000 shares to extend the due date of the note until August 30, 2002. The warrants are exercisable at $.25 per share (see Note 7).

   In July 1996 the Company entered into an agreement with the two corporations holding the notes payable due February 1998, to cancel the notes and release their security interest in the Paradise water rights in exchange for an assignment of a Participating Interest in the Rangeview water rights.

  In January 1996, the Company reached an agreement with a creditor to retire a note payable, totaling $190,728 with accrued interest, for a payment of $142,500. The difference between the principal balance of the note and the amount paid to retire the debt of $48,228 has been reflected as an extraordinary gain in the consolidated statement of operations for the year ended August 31, 1996.

   During fiscal year 1997, the Company reached agreement with two related party note holders to defer payment of principal and accrued interest payable on certain notes totaling $2,245,451 to October 2000. During fiscal year 1996, the Company reached agreement with a related party note holder to defer payment of principal and accrued interest payable on certain notes totaling $606,210 to October 2000.

   As of August 31, 1997, the President and majority stockholder of the Company has pledged a total of 20,000,000 shares of common stock from his personal holdings as collateral on certain of the above notes payable.

NOTE 6 - OTHER NON-CURRENT LIABILITIES

   As a result of the expiration of the Colorado statute of limitation, certain accounts payable to creditors incurred prior to the Company's suspension of operations in 1985 totaling $20,765 are considered extinguished and have been reflected as an extraordinary item in the accompanying consolidated statements of operations in fiscal year 1997. At August 31, 1997, the Company owes approximately $114,000 to creditors incurred prior to the Company's suspension of operations in 1985 which amounts are reflected as other non-current liabilities in the accompanying balance sheet.

NOTE 7 - STOCKHOLDERS' EQUITY

     Preferred Stock

   On May 25, 1994, the Company sold 1,600,000 shares of Series A Convertible Preferred Stock, $.001 par value, for $1.00 per share for total proceeds of $1,600,000. The holders of the Series A Convertible Preferred Stock are entitled to be paid a dividend amount equal to $2.00 per share represented by a Participating Interest in the CAA. The Series A Preferred Stock is convertible into 4 shares of Common Stock at the election of the Company or the holders of the Preferred Stock.



               PURE CYCLE CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY -(continued)

   During years prior to 1994, the Company was charged for the reimbursement of costs, administrative services and rent expense by a company related through common ownership. On August 31, 1994, the Company issued 432,513 shares of Series B Preferred Stock, $.001 par value, to a related party corporation, in satisfaction of the payable for these charges of $432,513. The holder of the Series B Preferred Stock is entitled to be paid a dividend amount equal to $1.00 per share to be paid from the proceeds from a disposition of the Rangeview water rights after the Participating Interests in the CAA and the dividend obligation on the Series A Convertible Preferred Stock have been satisfied.

  Stock Options

   On June 15, 1992, the Company adopted an Equity Incentive Plan. In addition, on such date, the Company granted Mr. Fletcher Byrom and Ms. Margaret Hansson options to purchase 7,000,000 and 8,000,000 shares of common stock, respectively, at an exercise price of $.20 per share, through June 15, 1997. These options were issued in exchange for options previously issued to Mr. Byrom and Ms. Hansson in June of 1989. Also on June 15, 1992, the Company granted Mr. Mark Harding and Mr. George Middlemas an option to purchase 4,000,000 and 1,000,000 shares of common stock, respectively, under such Plan at an exercise price of $.25 per share. On March 12, 1996 the Company extended the terms of all such options until 2002. Also, on March 12, 1996, the Company granted Mr. Mark Harding options to purchase 3,000,000 shares of common stock at an exercise price of $.25 per share, 2,000,000 of which were immediately exercisable, with the remaining 1,000,000 vesting in annual increments of 250,000 shares beginning March 12, 1997.

  The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for stock options granted to key employees and directors. Had compensation costs for the Company's two stock-based compensation plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method prescribed in FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended August 31, 1997 and 1996:

                                  1997          1996
     Net loss:
          As Reported          $(353,309)    $(455,695)
          Pro forma             (356,882)     (484,275)
     Loss per share:
          As Reported                  *          (.01)
          Pro forma                    *          (.01)

     * Less than $.01 per share

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal year 1996: no dividend yield; no expected volatility; and the weighted average risk-free interest rate of 6.75% for the options.

  A summary of the status of the Company's Equity Incentive Plan as of August 31, 1997 and 1996, and charges during the years then ended is presented below:

                              1997                1996
                                    Weighted average           Weighted average
Fixed  options               Shares  exercise  price    Shares  exercise price
-------------------          ------  ---------------    ------  --------------
Outstanding at
 beginning of year         23,000,000      $.22       20,000,000       $.21
Granted                            --        --        3,000,000        .25
Exercised                          --        --               --         --
                           ----------                 ----------
Outstanding at
 end of year               23,000,000      $.22       23,000,000       $.22
                           ==========                 ==========
Options exercisable
 at year end               22,250,000                 22,000,000
Weighted average of
 fair value of options
 granted during the year                     --                        $.01

               PURE CYCLE CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY -(continued)

  The following table summarizes information about Equity Incentive Plan options outstanding at August 31, 1997:

                      Options Outstanding                           Options Exercisable
                  -----------------------------                 --------------------------
                              Weighted  average
                                  remaining       Weighted                       Weighted
Rang of exercise    Number       contractual       average         Number        average
    Price         Outstanding       life        exercise price  exercisable  exercise price
----------------  ----------- ----------------- --------------  -----------  --------------
    $.20          15,000,000         4.75            .20         15,000,000     .20
     .25           8,000,000         4.75            .25          7,250,000     .25
     .20 - .25    23,000,000         4.75            .22         22,250,000     .22

   During the years ended August 31, 1997 and 1996, no options were exercised.

     Warrants

   In connection with the 1996 loan agreement described in note 5 the Company issued warrants to purchase 600,000 shares of the Company's common stock at $.25 per share. Pursuant to the loan agreement, the Company issued additional warrants to purchase 1,323,000 shares of common stock at $.25 per share to extend the due date of the note to August 30, 2002. The warrants expire August 30, 2002. The estimated fair value of the warrants issued of $18,000 has been charged to expense during the year ended August 31, 1997.

   In connection the 1997 loan agreement described in note 5, the Company issued warrants to purchase 2,100,000 shares of the Company's common stock at $.25 per share. The warrants expire
August 30, 2002. The estimated fair value of the warrants issued of $45,000 will be amortized to expense over the life of the loan.

   The Company has also issued warrants, which remain outstanding, between 1990 and 1995 to purchase 26,003,000 shares of the Company's stock at $.25 per share in connection with the sale of profits interests in the Rangeview WCA, which were subsequently converted into participating interests in the CAA. The warrants expire 6 months after the payment of the participating interests in the CAA.

  During the years ended August 31, 1997 and 1996, no warrants were exercised.

NOTE 8 - INCOME TAXES

   The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 1996 and 1995 are presented below.
                                             1997        1996
     Deferred tax assets:
       Net operating loss carryforwards  $ 3,397,000   $ 4,791,000
       Less valuation allowance           (3,397,000)   (4,791,000)
                                           ---------     ---------
       Net deferred tax asset            $        --   $        --
                                           =========     =========

   The valuation allowance for deferred tax assets as of August 31, 1997 was $3,397,000. The net change in the valuation allowance for the year ended August 31, 1997 was a decrease of $1,394,000, representing a decrease of $1,531,000 attributable to the expiration of net operating loss carryforwards during the year and increase of $137,000 attributable to the net operating loss incurred during the year.

    At August 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $8,732,000 which are available to offset future federal taxable income, if any, through 2011.

NOTE  9 - SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES

                                                  Years ended August 31
                                                 1997              1996
Debt  canceled in exchange for a
Participating Interest in the  CAA                 --        $    300,000
Rangeview Metropolitan District Bonds
Purchased in exchange for  Participating
 Interests in the  Rangeview  water  rights        --           6,770,000

  No cash was paid for interest in 1997 or 1996

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   There has been no change in the Company's independent auditors during the Company's two most recent fiscal years or any subsequent interim period.

                             PART III

Item 9.   Directors, Executive Officers, Promoters and Control
      Persons; with Section 16(a) Beneficial Ownership Reporting
      Compliance

  The following are the officers and directors of the Company as of August 31, 1997:

          Name               Age      Position(s) with the Company

Margaret  S.  Hansson . . .   73      Director,  Chairman,  Vice President
Fletcher L. Byrom . . . .     79      Director
Thomas  P.  Clark .  .  . .   61      Director,  President, Treasurer
George M. Middlemas . . .     51      Director
Richard L. Guido  . . . .     53      Director
Mark  W.  Harding  . . .  .   34      Chief Financial  Officer, Secretary

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

GEORGE M. MIDDLEMAS
   George M. Middlemas has been a Director of the Company since April 1993. Mr. Middlemas is a general partner with the Apex Investment Partners, a diversified venture capital management group. From 1985 to 1991, Mr. Middlemas was Senior Vice President of Inco Venture Capital Management, primarily involved in venture capital investments for Inco. From 1979 to 1985, Mr. Middlemas was a Vice President and a member of the Investment Committee of Citicorp Venture Capital Ltd., where he sourced, evaluated and completed investments for Citicorp. Mr. Middlemas is a director of Security Dynamics Technologies, Inc., American Communications Services, Inc., and Pennsylvania State University - Library Development Board. Mr. Middlemas received Bachelor degrees in History and Political Science from Pennsylvania State University, a Masters degree in Political Science from the University of Pittsburgh and a Master of Business Administration from Harvard Business School.

RICHARD L. GUIDO
  Mr. Guido has been a Director of the Company since July 1996. Mr. Guido is Associate General Counsel of Inco Limited and President, Chief Legal Officer and Secretary of Inco United States, Inc. Mr. Guido is on the Board of Governors, Foreign Policy Association, a Director on the American-Indonesia Chamber of Commerce, and the Canada-United States Law Institute. Mr. Guido received a Bachelor of Science degree from the United States Air Force Academy, a Master of Arts degree from Georgetown University, and a Juris Doctor degree from the Catholic University of America.

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

Section 16(a) Beneficial Ownership Reporting Compliance

   The Company's directors and executive officers and persons who are beneficial owners of more than 10% of the Company's Common Stock are required to file reports of their holdings and transactions in Common Stock with the Securities and Exchange Commission and furnish the Company with such reports. Based solely upon its review of the copies the Company has received or upon written representations from these persons, the Company believes that, as of November 24, 1997 all of the Company's directors, executive officers, and 10% beneficial owners had complied with the applicable Section 16 (a) filing requirements.

Item 10. Executive Compensation

                      Annual Compensation ___
                                       Other
Name                                   Annual
and                                    Compen-
Principal      Fiscal   Salary  Bonus  sation
Position        Year    ($)     ($)    ($)

Thomas P. Clark
Pres./CEO       1997   60,000    0      0
                1996   60,000    0      0
                1995   60,000    0      0


   For all other executive officers, consisting of two persons, total annual salary and bonuses were less than $100,000.
Item 11.   Security Ownership of Certain Beneficial Owners and
Management

   The following table sets forth, as of November 24, 1997, the beneficial ownership of the Company's issued and outstanding Common Stock, Series A Preferred Stock and, Series B Preferred Stock by each person who owns of record (or is known by the Company to own beneficially) 5% or more of each such class of stock, by each director of the Company, each executive officer and by all directors and executive officers as a group. Except as otherwise indicated, the Company believes that each of the beneficial owners of the stock listed has sole investment and voting power with respect to such shares, based on information provided by such holders.

                                   Number                        Number of    Number of
                                 of Common       Percent of      Series A     Series B     Percent of
Name and Address of                Stock        Outstanding      Preferred    Preferred    Outstanding
Beneficial Owner                  Shares          Shares          Shares      Shares         Shares
--------------------------      -----------     -----------      ----------   ----------   --------------
Thomas P. Clark                  27,264,854        34.8%  (9)                    346,000       80.0% (14)
5650 York Street, Commerce                               (10)
City, Colorado 80022

George Middlemas                   1,000,000        1.3%  (1)
2440 N. Lakeview Ave                                     (10)
Chicago, IL  60614                                       (11)

Richard L. Guido                            0         0%  (9)
One New York Plaza
New York, NY  10004

Margaret S. Hansson                 8,246,000        9.5% (2)
2220 Norwood Avenue                                       (9)
Boulder, Colorado 80304                                  (10)

Fletcher L. Byrom                   7,100,000        8.3% (3)
P.O. Box 1055                                             (9)
Carefree, AZ  85377                                      (10)

Mark W. Harding                     6,460,000        7.6% (4)
5650 York Street, Commerce
City, Colorado 80022

INCO Securities Corporation         4,700,000        5.7% (5)
One New York Plaza                                        (9)
New York, New York  10004

Apex Investment Fund II L.P.        14,338,206      16.2% (6)      408,000                     25.5%
233 S. Wacker Drive,                                     (10)
Suite 9600                                               (11)
Chicago, Illinois  60606                                 (13)

Environmental Venture                5,676,620        7.0%(7)
Fund, L.P.                                               (10)
233 S. Wacker Drive, Suite 9600                          (11)
Chicago, Illinois  60606

Environmental Private Equity         5,322,264        6.6%(13)     600,000                     37.5%
Fund II, L.P.                                             (16)
233 S. Wacker Drive, Suite 9600
Chicago, Illinois  60606

The Productivity                     4,296,18O        5.4% (8)
Fund II, L.P.                                             (10)
233 S. Wacker Drive, Suite 9600                           (11)
Chicago, Illinois  60606

Proactive Partners L.P.              2,801,252        3.4%(13)
50 Osgood Place, Penthouse                                (17)
San Francisco, California 94133

LC Holdings, Inc.                                                                 432,513     100.0%
5650 York Street,
Commerce City, Colorado

LCH, Inc.                                                                          86,503      20.0% (15)
5650 York Street,
Commerce City, Colorado

All Officers and Directors          50,070,854       49.7%(12)
as a group (6 persons)


(1) Includes 1,000,000 shares purchasable by Mr. Middlemas under currently exercisable options.

(2) Includes 8,000,000 shares purchasable by Ms. Hansson under currently exercisable options.

(3) Includes 3,000,000 shares purchasable under a currently exercisable option by MICASU Aluminum, LLC which Mr. Byrom controls as a manager and member and 1,000,000 shares purchasable under a currently exercisable option by MICASU Corporation which Mr. Byrom controls as President, Chief Executive Officer, and controlling shareholder and 3,000,000 shares purchasable by Mr. Byrom under currently exercisable options..

(4) Includes 6,000,000 shares purchasable by Mr. Harding under a currently exercisable option.

(5) Includes 4,700,000 shares purchasable by Inco Securities Corporation ("Inco") under currently exercisable warrants.

(6) Includes 8,506,198 shares purchasable by Apex Investment Fund II, L.P. ("Apex") under a currently exercisable warrants.

(7) Includes 2,596,620 shares purchasable by Environmental Venture Fund, L.P. ("EVFund") under a currently exercisable warrants.

(8) Includes 1,776,166 shares purchasable by Productivity Fund II, L.P. ("PFund") under currently exercisable warrants.

(9) Pursuant to a voting agreement (the "Inco Voting Agreement") dated December 11, 1990, Mr. Clark, Ms. Hansson and Mr. Byrom have agreed to vote their shares of Common Stock in favor of electing a representative designated by Inco to the Company's board of directors. The Inco Voting Agreement remains in effect until December 11, 2000.

(10) Pursuant to an Amended and Restated Voting Agreement (the "EPFund Voting Agreement") dated August 12, 1992, Mr. Clark, Ms. Hansson, Mr. Byrom, Apex, EVFund, and PFund have agreed to vote their shares of Common Stock in favor of electing a representative designated by Environmental Private Equity Fund II, L.P. ("EPFund") to the Company's board of directors. The EPFund Voting Agreement remains in effect until EPFund no longer owns or has rights to acquire at least 1,301,000 shares of Common Stock, whichever is earlier.

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

   By reason of its status as a general partner or ultimate general partner of each of Apex Partnerships, FAC may be deemed to be the indirect beneficial owner of 29,633,248 shares of Common Stock, or 30.9% of such shares. By reason of his status as the majority stockholder of FAC, F. Oliver Nicklin may also be deemed to be the indirect beneficial owner of such shares. By reason of their status as ultimate general partners of Apex, Stellar (and through Stellar, Johnson), Middlemas and Renze may be deemed to be the indirect beneficial owners of 14,338,206 shares of Common Stock, or 16.2% of such shares. When these shares are combined with his currently exercisable option to purchase 1,000,000 shares of Common Stock, Middlemas may be deemed to be the beneficial owner (directly with respect to the option shares and indirectly as to the balance) of 15,338,206 shares of Common Stock, or 17.1% of such shares.

   By reason of his status as an ultimate general partner of PFund and EPFund, Maxwell may be deemed to be the indirect beneficial owner of 9,618,422 shares of Common Stock, or 11.6% of such shares.

   By reason of F&G's and WDRA's status as an ultimate general partners of EVFund, F&G, WDRA and their respective controlling persons may be deemed to be the indirect beneficial owners of
5,676,620 shares of Common Stock, or 7.0% of such shares. By reason of AEC's and SZG's status as ultimate general partners of EPFund, AEC, SZG and their and their controlling persons may be deemed to be the indirect beneficial owners of 5,322,264 shares of Common Stock, or 6.6% of such shares. By reason of Genack's interest in F&G, AEC and SZG, he may be deemed to be the indirect beneficial owner of 10,998,884 shares of Common Stock, or 13.1% of such shares.

   By reason of RS's status as a general partner of EVFund and an ultimate general partner of EPFund, RS and its controlling persons may be deemed to be the indirect beneficial owners of 10,998,884 shares of Common Stock, or 13.1% of such shares.

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

(16) Includes 322,264 shares purchasable by the Environmental Private Equity Fund under a currently exercisable warrant.

(17) Includes 801,252 shares purchasable by Proactive Partners, L.P. under a currently exercisable warrant.



Item 12.  Certain Relationships and Related Transactions

   From time to time since December 6, 1987, Thomas P. Clark, a Director and President of the Company, loaned funds to the Company to cover operating expenses. These funds have been treated by the Company as unsecured debt, and the promissory notes with interest at 8.36% to 9.01% per annum, issued to Mr. Clark on various dates are payable October 15, 2000. To date, Mr. Clark has loaned the Company $284,178 of which $43,350 has been repaid, leaving a balance of $240,828. As of August 31, 1996, accrued interest on the Notes totaled $118,592. All loans were made on terms determined by the board members, other than Mr. Clark, to be at market rates.

  Additionally, LCH, Inc., a Delaware corporation which owns 20% of LC Holdings, Inc. and is thereby affiliated with Mr. Clark, who owns 80% of LC Holdings, Inc., loaned the Company a total of $950,000 between November, 1988 and February, 1989. These funds were represented by two Demand Promissory Notes (the "Notes") with interest at a rate equal to the rate announced from time to time by Mellon Bank, Pittsburgh, Pennsylvania as its "prime rate" plus 300 basis points from the date of the first advance thereunder until maturity, payable quarterly beginning on the first day of April, 1989 and continuing thereafter on the first day of each subsequent calendar quarter. No payments were made on the Notes. An April 25, 1989 Assumption of Obligations Agreement assigned the entire debt of $950,000 to Rangeview Development Corp., which is a wholly-owned subsidiary of the Company, and further assigned $750,000 of that $950,000 to Rangeview Company, L.P a limited partnership in which LCH held a 45% interest and Rangeview Development Corporation held a 55% interest. In February of 1991, LCH transferred its interest in Rangeview Company, L.P. to the Company in exchange for a $4,000,000 profits interest in the Rangeview Project paid subsequent to the first $31,000,000 profits interest allocation with ISC. In connection with the Settlement Agreement, LCH consented to be paid its $4,000,000 profits interest from the sale or other disposition of the Export Water subsequent to payment of $31,808,732 owed under the CAA. During fiscal year ended August 31, 1997, the Company reached an agreement with LCH, Inc. to defer payment of the principal amount of the Notes, plus interest until October 1, 2000. No additional consideration is due to LCH, Inc. for the deferral. The board members, other than Mr. Clark, determined the transactions are at fair market value taking into consideration the risk to LCH, Inc.

Item 13. Exhibits and Reports on Form 8-K.

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

       10(d).4 Investment Agreement, dated September 30, 1991, by and between Beverly A. Beardslee and the Company. **

       10(d).5 Investment Agreement, dated September 30, 1991, by and among Bradley Kent Beardslee, Robert Douglas Beardslee and the Company. **

       10(e).2 Amended and Restated Voting Agreement, dated August 12, 1992 by and among Apex Investment Fund II, L.P., The Environmental Venture Fund, L.P., The Environmental Private Equity Fund II, L.P., Productivity Fund II, L.P., Fletcher
       L. Byrom, Thomas P. Clark, and Margaret S. Hansson.  *****

       10(f).1 Agreement to defer payment of notes, dated June 6, 1997, by and between LCH, Inc. and the Company filed herewith.

       10(g).1    Agreement  to retire note payable,  dated  August
       30, 1995, by and between Margaret S. Hansson and the Company. ****

       10(h).1 Settlement Agreement and Mutual release, dated April 11, 1996, by and among the Colorado State Board of Land Commissioners (the "Land Board"), Rangeview Metropolitan District ("District"), the Company, INCO Securities Corporation ("ISC"), and Apex Fund II, L.P., Landmark Water Partners II, L.P., Proactive Partners, L.P., Warwick Partners, L.P., and D.W. Pettyjohn (collectively the "Bondholders"), and OAR, Incorporated ("OAR"), Willard
       G. Owens and H.F. Riebesell, Jr., (collectively the "Owens Group Bondholders"). *****

       10(h).2Service Agreement, dated April 19, 1996, by and between the Company, and the District. *****

       10(h).3Agreement for Sale of Export Water, dated April 11,
       1996, by and between the Company, and the District. *****

       10(h).4Amended and Restated Option and Purchase Agreement, dated April 11, 1996, by and among OAR, the Company, and ISC. *****

       10(h).5Amended and Restated Option and Purchase Agreement, dated April 11, 1996, by and among the Land Board, Riebesell, the Company, and ISC. *****

       10(h).6Second Amended and Restated Closing Escrow
       Instructions -- Willard Owens Transaction dated April 11,
       1996, by and among OAR, the Company, the Land Board, H.F.
       Riebesell, Jr., and Colorado National Bank. *****

       10(h).7Comprehensive Amendment Agreement No. 1, dated April 11, 1996, by and among ISC, the Company, the Bondholders, Gregory M. Morey, Newell Augur, Jr., Bill Peterson, Stuart Sundlun, Alan C. Stormo, Beverlee A. Beardslee, Bradley Kent Beardslee, Robert Douglas Beardslee, Asra Corporation, International Properties, Inc., and the Land Board. *****

       27     Financial Data Schedule - filed herewith.

**                Incorporated by reference from Annual  Report  on
       Form 10-K for fiscal year ended August 31, 1991

***               Incorporated  by reference from  Form  8-K  filed
       August 27, 1992.

****      Incorporated by reference from Annual Report on Form  10-
       KSB for fiscal year ended August 31, 1995.
*****     Incorporated by reference from Quarterly Report  on  Form
       10-QSB for the quarterly period ended May 31, 1996.

(b) The Company has not filed any reports on form 8-K during the last quarter of fiscal 1997.
Signatures

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION



By:   /s/ Thomas P. Clark
      Thomas P. Clark, President


Date:     November 24, 1997



   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                Title                    Date
----------------------   -------------------      ------------------


/s/ Margaret S. Hansson   Chairman, Vice          November 24 , 1997
Margaret S. Hansson       President, Director


/s/ Thomas P. Clark       President, Treasurer,   November 24, 1997
Thomas P. Clark           Director


/s/ Mark W. Harding        Principal Financial    November 24, 1997
Mark W. Harding            Officer, Secretary


/s/ Fletcher L. Byrom      Director               November 24, 1997
Fletcher L. Byrom


/s/ George M. Middlemas    Director               November 24, 1997
George M. Middlemas


/s/ Richard L. Guido       Director               November 24, 1997
Richard L. Guido