Form 10QSB
period 1997-11-30
PURE CYCLE CORP
filed 1998-01-12
CIK 276720

Securities and Exchange Commission
                     Washington, D.C. 20549
                       __________________

                           Form 10-QSB
                   __________________________

(Mark One)
  X            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

         For the quarterly period ended November 30,1997

 ___     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
         EXCHANGE ACT

     For the transition period from __________ to __________

                  Commission file number 0-8814

                     PURE CYCLE CORPORATION
(Exact name of small business issuer as specified in its charter)

        Delaware                                84-0705083
               (State of incorporation)          (I.R.S. Employer
                                                 Identification
Number)

 5650 York Street, Commerce City, CO               80022
      (Address of principal executive offices)   (Zip Code)

Registrant's telephone number(303) 292 - 3456
________________________________________________________________

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

State the number of shares outstanding of each of the issuer's classes of common equity , as of November 30, 1997:

Common Stock, 1/3 of $.01 par Value             78,439,763
           (Class)                                (Number of
Shares)

Transitional Small business Disclosure Format (Check one):   Yes
[ ];  No [x]

                     PURE CYCLE CORPORATION
             INDEX TO NOVEMBER 30, 1997 FORM 10-QSB







                                                    Page

Part I - Financial Information (unaudited)

Balance Sheets - November 30, 1997 and                3
August 31, 1997

Statements of Operations - For the three months       4
ended November 30, 1997 and November 30, 1996

Statements of Cash Flows - For the three months       5
ended November 30, 1997 and November 30, 1996

Notes to Financial Statements                         6

Management's Discussion and Analysis of               7
Results of Operations and Financial Condition

Signature Page                                        8



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

                     PURE CYCLE CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                                             November 30    August 31
       ASSETS                                    1997          1997
                                             -----------    ---------
Current assets:
  Cash and cash equivalents                 $    263,384  $    370,426
  Marketable securities                            3,429         3,429
  Prepaid expenses and other current assets        7,830         7,830
                                              ----------    ----------
     Total current assets                        274,643       381,685

Investment in water projects:
  Rangeview water rights (Note 2)             12,945,242    12,920,490
  Paradise water rights                        5,468,041     5,468,041
  Rangeview Water System                         111,506       100,212
                                              ----------    ----------
     Total investment in water projects       18,524,789    18,488,743

Note receivable                                  280,641       274,765

Equipment, at cost, net of accumulated
 depreciation of $14,758 in 1997 and
 $14,149 in 1996                                   2,480         3,089
Other assets                                      22,596        22,596
                                              ----------     ---------
                                            $ 19,105,149  $ 19,170,878
                                              ==========    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                          $     28,671  $      6,856
  Accrued liabilities                                  0        45,809
                                              ----------    ----------
  Total current liabilities                       28,671        52,665

Long-term debt - related parties,
 including accrued interest                    3,600,970     3,550,925

Other non-current liabilities                    115,628       113,843

Participating interests in Rangeview
 water rights (Note 2)                        11,090,630    11,090,630

Stockholders' equity:
  Preferred stock, par value $.001 per
   share; authorized - 25,000,000 shares:
     Series A - 1,600,000 shares issued
      and outstanding                              1,600         1,600
     Series B - 432,513 shares issued and
      outstanding                                    433           433
  Common stock, par value 1/3 of $.01 per
     share; authorized - 135,000,000 shares;
     78,439,763 shares issued and
     outstanding                                 261,584       261,584
  Additional paid-in capital                  23,678,561    23,678,561
  Accumulated deficit                        (19,672,928)  (19,579,363)
                                              ----------    ----------
     Total stockholders' equity                4,269,250     4,362,815
                                              ----------    ----------
                                            $ 19,105,149  $ 19,170,878
                                              ==========    ==========


 See Accompanying Notes to the Consolidated Financial Statements
                                3

                     PURE CYCLE CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)



                                               Three Months Ended
                                          -------------------------------
                                          November 30         November 30
                                              1997                1996
                                          -----------         -----------
Water service revenue
  Tap fees                                 $       --         $       --
  Water usage fees                              5,608                 --

Water service operating expense             (   1,000)                --

Expenses:
  General, administrative and marketing     ( 55,576)           ( 69,512)
  Interest
     Related party                          ( 50,045)           ( 49,580)
     Other                                  (  1,785)           (  1,785)
                                             --------             -------
     Total Expenses                         (108,406)           (119,092)

Other income (expense):
  Interest income                              9,233               5,703
                                              ------             -------
Net Loss                                    $(93,565)          $(113,389)
                                              ======             =======

Net Loss per common share                   $    --*           $     --*


* less than $.01 per share


 See Accompanying Notes to the Consolidated Financial Statements
                                4

                     PURE CYCLE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)


                                               Three Months Ended
                                         -------------------------------
                                         November 30         November 30
                                             1997               1996
                                         -----------         -----------
Cash flows from operating activities:
  Net loss                                $( 93,565)          $(113,389)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
    Depreciation and
     amortization                               609                 721
    Amortization of warrant
     issuance costs                              --               4,500
    Increase in accrued interest
     on note receivable                    (  5,876)           (  4,774)
    Other                                        --                  --
    Changes in operating assets
     and liabilities:
      Prepaid expenses and
       other current assets                      --               2,889
      Accounts payable and
       other non-current
       liabilities                         ( 23,994)           (  2,961)
      Accrued interest                       51,830              49,580
                                            -------             -------
        Net cash used in
         operating activities              ( 70,996)           ( 63,434)
                                            -------             -------
Cash flows from investing activities:
   Investments in water rights             ( 24,752)             35,439
   Investment in rangeview water system    ( 11,294)                 --
   Increase in note receivable                   --                  --
                                            -------             -------
        Net cash provided by
         (used in) investing
         activities                        ( 36,046)             35,439
                                            -------             -------
Cash flows from financing activities:
  Proceeds from issuance
   of debt                                       --             300,000
                                            -------             -------
        Net cash provided by
         (used in) financing
         activities                              --             300,000
                                            -------             -------
        Net increase (decrease)
         in cash and cash
         equivalents                       (107,042)            201,127
        Cash and cash equivalents
         beginning  of  period
                                            370,426             126,756
                                            -------             -------
        Cash and cash equivalents
         end of period                    $ 263,384           $ 327,883
                                            =======             =======

See Accompanying Notes to the Consolidated Financial Statements
                                5

                     PURE CYCLE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING PRINCIPLES

   The  consolidated balance sheet as of November  30,  1997  and
August 31, 1997, the consolidated statements of operations for the three months ended November 30, 1997 and November 30, 1996 and the consolidated statements of cash flows for the three months ended November 30, 1997 and November 30, 1996, have been prepared by the Company, without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at November 30, 1997 and for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-KSB. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

NOTE 2 - LONG-TERM DEBT

   In August 1996, the Company entered into a loan agreement with six related party investors. The loan is for $300,000, is unsecured, bears interest based on the prime rate plus 2% or 10 1/4% and is due August 30, 2002. The agreement allowed the Company to extend the due date to August 30, 2002 by issuing additional warrants (see Note 3). In connection with the August 1996 loan agreement, the Company issued warrants to purchase shares of the Company's common stock.

   In August 1997, the Company entered into a loan agreement with five related party investors. The loan is for $350,000, is unsecured, bears interest at the rate of 10 1/4% and is due August 30, 2002. In connection with the August 1997 loan agreement, the Company issued warrants to purchase shares of the Company's common stock (see Note 3).

NOTE 3 - STOCKHOLDERS' EQUITY

   In connection with the August 1996 loan agreement described in note 2, the Company issued warrants to purchase 600,000 shares of the Company's common stock and additional warrants to purchase 1,323,000 shares to extend the due date of the note until August 30, 2002. The warrants are exercisable at $.25 per share and expire August 30, 2002. The estimated fair value of the warrants issued of $18,000 has been capitalized and is being amortized to expense over the term of the notes.

   In connection with the August 1997 loan agreement, the Company issued warrants to purchase 2,100,000 shares of the Company's common stock. The warrants are exercisable at $.25 per share and expire August 30, 2002. A portion of the proceeds received under the agreement ($45,000) has been attributed to the estimated fair value of the warrants issued. The resulting discount is being amortized over the term of the loan.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

   General and administrative expenses for the three months ended November 30, 1997 were approximately $14,000 lower than for the period ended November 30, 1996, primarily because of a reduction payroll expense. Interest expense increased for the three months ended November 30, 1997 by approximately $2,300 compared to the period ended November 30, 1996 primarily because of a higher average outstanding balance of notes payable in the first quarter of fiscal 1997 compared to the same period in fiscal 1996. Net loss for the three months ended November 30, 1997 decreased approximately $20,000 compared to the three months ended November 30, 1996 primarily because the reduction in payroll expense.


Liquidity and Capital Resources

  At November 30, 1997, current assets exceed current liabilities by $245,972 and, the Company had cash and cash equivalents of $274,643.

   In August 1997, the Company entered into a loan agreement with five  related  party  investors.  The loan is  for  $350,000,  is unsecured, bears interest based on the prime rate plus 2%  or  10
1/4% and is due August 30, 2002.

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


                                   PURE CYCLE CORPORATION

Date:

     January 10, 1998              /S/  Thomas P. Clark
     ----------------              ----------------------
                                   Thomas P. Clark,
                                   President

Date:

     January 10, 1998              /S/  Mark W. Harding
     ----------------              ----------------------
                                   Mark W. Harding,
                                   Chief Financial Officer