Form 10QSB
period 1998-02-28
PURE CYCLE CORP
filed 1998-04-14
CIK 276720

Securities and Exchange Commission
                     Washington, D.C. 20549
                       __________________

                           Form 10-QSB
                   __________________________

(Mark One)
  X            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended February 28, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 1998:

Common Stock, 1/3 of $.01 par Value             78,439,763
           (Class)                                (Number of
Shares)

Transitional Small business Disclosure Format (Check one):   Yes
[ ];  No [x]

                     PURE CYCLE CORPORATION
             INDEX TO FEBRUARY 28, 1998 FORM 10-QSB







                                                    Page

Part I - Financial Information (unaudited)

Balance Sheets - February 28, 1998 and                3
August 31, 1997

Statements of Operations - For the three months       4
ended February 28, 1998 and February 28, 1997

Statements of Operations - For the six months         5
ended February 28, 1998 and February 28, 1997

Statements of Cash Flows - For the six months         6
ended February 28, 1998 and February 28, 1997

Notes to Financial Statements                         7

Management's Discussion and Analysis of               8
Results of Operations and Financial Condition

Signature Page                                        9



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

                     PURE CYCLE CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                                                  February 28       August 31
       ASSETS                                        1998              1997
                                                  -----------      -----------
Current assets:
  Cash and cash equivalents                       $   160,707      $   370,426
  Marketable securities                                 3,429            3,429
  Prepaid expenses and other current assets             7,830            7,830
                                                   ----------       ----------
     Total current assets                             171,966          381,685

Investment in water projects:
  Rangeview water rights                           12,989,875       12,920,490
  Paradise water rights                             5,470,606        5,468,041
  Rangeview Water System                              114,088          100,212
                                                   ----------       ----------
     Total investment in water projects            18,574,569       18,488,743

Note receivable, including accrued interest           286,517          274,765

Equipment, at cost, net of accumulated
    depreciation of $14,758 and
    $14,149, respectively                               1,757            3,089
Other assets                                           22,596           22,596
                                                   ----------       ----------
                                                 $ 19,057,405     $ 19,170,878
                                                   ==========       ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $     48,672     $      6,856
  Accrued liabilities                                      --           45,809
                                                   ----------       ----------
     Total current liabilities                         48,672           52,665

Long-term debt - related parties,
 including accrued interest (Note 2)                3,651,016        3,550,925

Other non-current liabilities                         117,413          113,843

Participating interests in Rangeview
    water rights                                   11,090,630       11,090,630

Stockholders' equity:
  Preferred stock, par value $.001 per
   share; authorized - 25,000,000 shares:
   Series A - 1,600,000 shares issued and
   outstanding                                          1,600            1,600
  Series B - 432,513 shares issued and
   outstanding                                            433              433
  Common stock, par value 1/3 of $.01 per
   share; authorized - 135,000,000 shares;
   78,439,763 shares issued and outstanding           261,584          261,584
  Additional paid-in capital                       23,729,944       23,678,561
  Accumulated deficit                             (19,843,887)     (19,579,363)
                                                   ----------       ----------
     Total stockholders' equity                     4,149,674        4,362,815

                                                 $ 19,057,405     $ 19,170,878
                                                   ==========       ==========


 See Accompanying Notes to the Consolidated Financial Statements

                     PURE CYCLE CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)



                                                 Three Months Ended
                                             -----------------------------
                                             February 28       February 28
                                                 1998              1997
                                             -----------       -----------
Water service revenue
  Tap fees                                  $         --       $    46,370
  Water usage fees                                 8,136                --
                                               ---------          --------
                                                   8,136            46,370

Expenses
  Water service operating expense             (    1,000)               --
  General, administrative and marketing       (  136,225)         ( 77,950)
  Interest
     Related party                            (   50,046)         ( 49,580)
     Other                                    (    1,785)
                                               ---------           -------
                                              (  189,056)         ( 81,160)

Interest income                                    7,961             8,034
                                               ---------           -------
Net Loss                                     $(  172,959)        $( 73,126)
                                               =========           =======

Loss per common share                        $       --*         $     --*


* less than $.01 per share


 See Accompanying Notes to the Consolidated Financial Statements

                     PURE CYCLE CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)



                                                  Six Months Ended
                                           -------------------------------
                                           February 28         February 28
                                              1998                1997
                                           -----------         -----------
Water service revenue
  Tap fees                                 $        --         $    46,370
  Water usage fees                              13,744                  --
                                              --------             -------
                                                13,744              46,370

Expenses
  Water service operating expense             (  1,000)                 --
  General, administrative and marketing       (190,801)           (157,360)
  Interest
     Related party                            (100,091)           ( 99,160)
     Other                                    (  3,570)
                                               -------             -------
                                              (295,462)           (256,520)

Interest income                                 17,194              13,737
                                               -------             -------
Net Loss                                     $(264,524)          $(196,413)
                                               =======             =======

Loss per common share                        $     --*           $     --*


* less than $.01 per share





 See Accompanying Notes to the Consolidated Financial Statements

                     PURE CYCLE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)


                                                 Six Months Ended
                                          ------------------------------
                                          February 28        February 28
                                             1998                1997
                                          -----------        -----------
Cash flows from operating activities:
  Net loss                                $(264,524)          $(196,413)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
    Depreciation and
     amortization                             1,332               1,024
    Amortization of deferred
     financing costs                             --               9,000
    Noncash compensation expense
       for the repricing of options and
       warrants  (Note 3)                    51,383                  --
    Increase in accrued interest
       on note receivable                 (  11,752)           ( 11,731)
     Changes in operating assets
       and liabilities:
      Prepaid expenses and
       other current assets                      --               3,034
      Accounts payable                    (   3,993)           ( 20,254)
      Accrued interest and
       other non-current liabilities        103,661              99,160
                                            -------             -------
        Net cash used in
         operating activities             ( 123,893)           (116,180)
                                            -------             -------
Cash flows from investing activities:
   Investments in water rights             ( 71,950)           ( 77,110)
   Investment in rangeview water system    ( 13,876)                 --
                                            -------             -------
        Net cash used in investing
         activities                        ( 85,826)           ( 77,110)

Cash flows from financing activities:
  Proceeds from issuance of debt                 --             300,000
                                            -------             -------
        Net cash provided by
         (used in) financing activities          --             300,000
                                            -------             -------
        Net increase (decrease)
         in cash and cash equivalents      (209,719)            106,710
        Cash and cash equivalents
         beginning  of  period              370,426             126,756
                                            -------             -------
        Cash and cash equivalents
         end of period                    $ 160,707           $ 233,466
                                            =======             =======



 See Accompanying Notes to the Consolidated Financial Statements

                     PURE CYCLE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING PRINCIPLES

   The  consolidated balance sheet as of February  28,  1998  and
August 31, 1997, the consolidated statements of operations for the three months and six months ended February 28, 1998 and February 28, 1997 and the consolidated statements of cash flows for the six months ended February 28, 1998 and February 28, 1997, have been prepared by the Company, without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at February 28, 1998 and for all periods presented have been made.

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

   In December of 1997, the Company agreed to adjust the exercise price of its outstanding options and warrants totaling approximately 48,672,000 shares held by certain directors, officers, and investors of the Company from $.25 per share to $.18 per share. The options and warrant repricing was based on the market closing price on December 2, 1997 of $.18 per share. The Company has recognized a non-cash compensation expense of $51,000 which reflects the change in value of the options and warrants based on the price of the Company's outstanding shares at the date of repricing. The options and warrants expire during 2002.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

   General  and administrative expenses for the six months  ended
February  28, 1998 were approximately $33,000        higher  than
for the period ended February 28, 1997, primarily because of a non-recurring, non-cash compensation expense. Interest expense increased for the six months ended February 28, 1998 by approximately $1,000 compared to the period ended February 28, 1997 primarily because of a higher average outstanding balance of notes payable for the six months of fiscal 1998 compared to the same period in fiscal 1997. Net loss for the six months ended February 28, 1998 increased approximately $69,000 compared to the six month ended February 28, 1997 primarily because of the receipt of one-time tap fee revenue during the six months ended February 28, 1997 and the non-cash compensation expense.

   During the six months ended February 28, 1998, the Company generated water service revenues of $13,744 and incurred approximately $1,000 in operating costs associated with the water service revenues The water service revenues were generated from the sale of water to customers within the Company's Service Area.


Liquidity and Capital Resources

  At February 28, 1998, current assets exceed current liabilities by $123,294 and, the Company had cash and cash equivalents of $164,136.

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


                                   PURE CYCLE CORPORATION

Date:

     April 15, 1998                /S/  Thomas P. Clark
-----------------------            --------------------------
                                   Thomas P. Clark,
                                   President

Date:

     April 15, 1998                /S/  Mark W. Harding
-----------------------            ---------------------------
                                   Mark W. Harding,
                                   Chief Financial Officer