Form 10QSB
period 1998-05-31
PURE CYCLE CORP
filed 1998-07-09
CIK 276720

Securities and Exchange Commission
                     Washington, D.C. 20549
                       __________________

                           Form 10-QSB
                   __________________________

(Mark One)
  X            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

           For the quarterly period ended May 31, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 1998:

Common Stock, 1/3 of $.01 par Value             78,439,763
           (Class)                                (Number of
Shares)

Transitional Small business Disclosure Format (Check one):   Yes
[ ];  No [x]

                     PURE CYCLE CORPORATION
                INDEX TO May 31, 1998 FORM 10-QSB







                                                    Page

Part I - Financial Information (unaudited)

Balance Sheets May 31, 1998 and                       3
August 31, 1997

Statements of Operations - For the three months       4
ended May 31, 1998 and May 31, 1997

Statements of Operations - For the nine months        5
ended May 31, 1998 and May 31, 1997

Statements of Cash Flows - For the nine months        6
ended May 31, 1998 and May 31, 1997

Notes to Financial Statements                         7

Management's Discussion and Analysis of               8
Results of Operations and Financial Condition

Signature Page                                        9



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

                     PURE CYCLE CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                                                      May 31      August 31
       ASSETS                                          1998         1997
Current assets:
  Cash and cash equivalents                      $     87,559   $    370,426
  Marketable securities                                 3,429          3,429
  Prepaid expenses and other current assets             7,830          7,830
                                                   ----------     ----------
     Total current assets                              98,818        381,685

Investment in water projects:
  Rangeview water rights                           12,992,383     12,920,490
  Paradise water rights                             5,470,606      5,468,041
  Rangeview Water System                              114,088        100,212
                                                   ----------     ----------
     Total investment in water projects            18,577,077     18,488,743

Note receivable, including accrued interest           292,393        274,765

Equipment, at cost, net of accumulated
    depreciation of $15,790 and
    $14,149, respectively                               1,448          3,089
Other assets                                           22,596         22,596
                                                   ----------     ----------
                                                 $ 18,992,332   $ 19,170,878
                                                   ==========     ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $     48,672   $      6,856
  Accrued liabilities                                      --         45,809
                                                    ---------      ---------
     Total current liabilities                         48,672         52,665

Long-term debt - related parties,
  including accrued interest (Note 2)               3,701,061      3,550,925

Other non-current liabilities                         119,198        113,843

Participating interests in Rangeview
    water rights                                   11,090,630     11,090,630

Stockholders' equity:
  Preferred stock, par value $.001 per
   share; authorized - 25,000,000 shares:
   Series A - 1,600,000 shares issued and
   outstanding                                          1,600          1,600
  Series B - 432,513 shares issued and
   outstanding                                            433            433
  Common stock, par value 1/3 of $.01 per
   share; authorized - 135,000,000 shares;
   78,439,763 shares issued and outstanding           261,584        261,584
  Additional paid-in capital                       23,729,944     23,678,561
  Accumulated deficit                             (19,960,790)   (19,579,363)
                                                   ----------     ----------
     Total stockholders' equity                     4,032,771      4,362,815
                                                   ----------     ----------
                                                 $ 18,992,332   $ 19,170,878
                                                   ==========     ==========
[FN]
 See Accompanying Notes to the Consolidated Financial Statements

                     PURE CYCLE CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)



                                                 Three Months Ended
                                               May 31         May 31
                                                1998           1997

Water service revenue
  Tap fees                                 $       --       $   29,354
  Water usage fees                              5,419               --
                                              -------          -------
                                                5,419           29,354

Expenses
  Water service operating expense            (  1,000)              --
  General, administrative and marketing      ( 77,857)        ( 75,164)
  Interest
     Related party                           ( 50,046)        ( 49,580)
     Other                                   (  1,785)              --
                                              -------          -------
                                             (130,688)        (124,744)

Interest income                                 7,365            7,007
                                              -------          -------

  Net Loss                                  $(117,904)       $( 88,383)


Loss per common share                       $     --*        $     --*


* less than $.01 per share

[FN]
 See Accompanying Notes to the Consolidated Financial Statements

                     PURE CYCLE CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)



                                                Nine Months Ended
                                              May 31        May 31
                                               1998          1997

Water service revenue
  Tap fees                                  $      --     $  75,724
  Water usage fees                             19,163            --
                                              -------       -------
                                               19,163        75,724

Expenses
  Water service operating expense            (  2,000)           --
  General, administrative and marketing      (267,658)     (232,524)
  Interest
     Related party                           (150,136)     (148,740)
     Other                                   (  5,355)           --
                                              -------       -------
                                             (425,149)     (381,264)

Interest income                                24,559        20,744
                                              -------       -------
  Net Loss                                  $(381,427)    $(284,796)
                                              =======       =======

Loss per common share                       $     --*     $     --*


* less than $.01 per share



[FN]
 See Accompanying Notes to the Consolidated Financial Statements

                     PURE CYCLE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)


                                               Nine Months Ended
                                             May 31         May 31
                                              1998           1997
Cash flows from operating activities:
  Net loss                                 $(381,427)     $(284,796)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
    Depreciation and
     amortization                              1,641          1,544
    Amortization of deferred financing
     costs                                        --         13,500
    Noncash compensation expense
       for the repricing of options and
       warrants  (Note 3)                     51,383             --
    Increase in accrued interest
     on note receivable                     ( 17,628)      ( 17,607)
    Increase in accrued interest on long
     term debt and other non-current
     liabilities                             155,491        148,740
     Changes in operating assets
      and liabilities:
        Prepaid expenses and
         other current assets                     --          3,034
        Accounts payable                    (  3,993)      ( 25,124)
                                             -------        -------
               Net cash used in
                operating activities        (194,533)      (160,709)

Cash flows from investing activities:
   Investments in water rights              ( 74,458)      ( 91,784)
   Investment in rangeview water system     ( 13,876)      ( 41,535)
                                             -------        -------
               Net cash used in
                investing activities        ( 88,334)      (133,319)

Cash flows from financing activities:
  Proceeds from issuance of debt                  --        300,000
                                             -------        -------
     Net cash provided by
      (used in) financing
      activities                                  --        300,000
                                             -------        -------
     Net increase (decrease)
      in cash and cash equivalents          (282,867)         5,972
     Cash and cash equivalents
      beginning of period                    370,426        126,756
                                             -------        -------
     Cash and cash equivalents
      end of period                        $  87,559      $ 132,728
                                             =======        =======


[FN]
 See Accompanying Notes to the Consolidated Financial Statements

                     PURE CYCLE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING PRINCIPLES

   The consolidated balance sheet as of May 31, 1998 and August 31, 1997, the consolidated statements of operations for the three months and nine months ended May 31, 1998 and May 31, 1997 and the consolidated statements of cash flows for the nine months ended May 31, 1998 and May 31, 1997, have been prepared by the Company, without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at May 31, 1998 and for all periods presented have been made.

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

NOTE 3 - STOCKHOLDERS' EQUITY

   In connection with the August 1996 loan agreement described in note 2, the Company issued warrants to purchase 600,000 shares of the Company's common stock and additional warrants to purchase 1,323,000 shares to extend the due date of the note until August 30, 2002. The warrants are exercisable at $.25 per share and expire August 30, 2002. The estimated fair value of the warrants issued of $18,000 has been charged to expanse during the year ended August 31, 1997.

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

   In December of 1997, the Company agreed to adjust the exercise price of its outstanding options and warrants to purchase approximately 48,672,000 shares held by certain directors, officers, and investors of the Company from $.25 per share to $.18 per share. The options and warrant repricing was based on the market closing price on December 2, 1997 of $.18 per share. The Company has recognized a non-cash compensation expense of $51,000 which reflects the change in value of the options and warrants based on the price of the Company's outstanding shares at the date of repricing. The options and warrants expire during 2002.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

   General and administrative expenses for the nine months  ended
May  31,  1998 were approximately $37,000        higher than  for
the period ended May 31, 1997, primarily because of a non-recurring, non-cash compensation expense related to the repricing of outstanding options and warrants. Interest expense increased for the nine months ended May 31, 1998 by approximately $7,000 compared to the period ended May 31, 1997 primarily because of a higher average outstanding balance of notes payable for the nine months of fiscal 1998 compared to the same period in fiscal 1997. Net loss for the nine months ended May 31, 1998 increased approximately $97,000 compared to the nine month ended May 31, 1997 primarily because of the receipt of one-time tap fee revenue during the nine months ended May 31, 1997 and the non-cash compensation expense.

   During the nine months ended May 31, 1998, the Company generated water service revenues of $19,163 and incurred approximately $2,000 in operating costs associated with the water service revenues The water service revenues were generated from the sale of water to customers within the Company's Service Area.


Liquidity and Capital Resources

   At May 31, 1998, current assets exceed current liabilities by $50,146 and, the Company had cash and cash equivalents of $87,559.

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


                                   PURE CYCLE CORPORATION

Date:

     July 9, 1998                   /S/  Thomas P. Clark
                                     --------------------
                                     Thomas P. Clark,
                                     President

Date:

     July 9, 1998                   /S/  Mark W. Harding
                                     --------------------
                                     Mark W. Harding,
                                     Chief Financial Officer