Form 10KSB
period 1998-08-31
PURE CYCLE CORP
filed 1998-11-30
CIK 276720

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            Form 10-KSB


                 X  ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    TRANSITION REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended August 31, 1998


                  Commission File Number   0-8814


                      PURE CYCLE CORPORATION
    (Name of small business issuer as specified in its charter)

                 Delaware                         84-0705083
          (State of incorporation)             (I.R.S. Employer
                                                Identification No.)

            5650 York Street, Commerce City, CO          80022
          (Address of principal executive office)      (Zip Code)

            Issuer's telephone number:   (303) 292-3456

                                                     Name of each
                                        Title        exchange on which
Securities registered under Section     of class     registered
12(b)of the Exchange Act:               --------     -----------------
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

Revenues for fiscal year ended August 31, 1998:   $25,366

Aggregate market value of voting stock held by non-affiliates: $ 9,804,970 (based upon the average bid and asked price on the OTC Bulletin Board on November 13, 1998)

Number  of shares of Common Stock outstanding, as of November  13,
1998:    78,439,763

Transitional Small Business Disclosure Format(Check One): Yes [  ]
No [x]

            Documents incorporated by reference:  None
                         Table of Contents

Item                     Part I                        Page

1.        Description of Business . . . . . . . . . . .  3

2.        Description of Property . . . . . . . . . . .  6

3.        Legal Proceedings. . . . . . . . . . . . . . . 6

4.        Submission of Matters to a Vote of Security
          Holders . . . . . . . . . . . . . . . . . . .  6

                         Part II

5.        Market for the Common Equity and
          Related Stockholder Matters . . . . . . . . .  7

6.        Management's Discussion and Analysis . . . .   8

7.        Financial Statements . . . . . . . . . . . .  12

8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . 25

                         Part III

9.        Directors, Executive Officers, Promoters and
          Control Persons; Section 16 (a) Beneficial
          Ownership Reporting Compliance  . . . . . . . 25

10.       Executive Compensation . . . . . . . . .  . . 26

11.       Security Ownership of Certain Beneficial
          Owners and Management   . . . . . . . . . . . 27

12.       Certain Relationships and Related
          Transactions  . . . . . . . . . . . . . . . . 29

13.       Exhibits and Reports on Form 8-K . . . . . . .30

          Signatures  . .  . . . . . . . . . . . . . . .32

      "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE
             SECURITIES LITIGATION REFORM ACT OF 1995

  Statements that are not historical facts contained in this Annual Report on Form 10-KSB are forward looking statements that involve risk and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: the market price of water, changes in applicable statutory and regulatory requirements, changes in technology, uncertainties in the estimation of water available under decrees and timing of development, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, delays in anticipated permit and start-up dates, environmental risks, the results of financing efforts, amd general economic conditions.

                              PART I

Item 1. Description of Business

General

   Pure Cycle Corporation (the "Company") was incorporated in Delaware in 1976. The Company is engaged in the water management business providing water and wastewater services to customers located in the Denver area. The Company operates water and wastewater systems including designing, constructing, operating and maintaining systems serving customers in the Denver metropolitan area. The Company also owns patented water recycling technologies which are capable of processing wastewater into pure potable drinking water. There have been no significant changes in the way the Company does business during the year. The Company's focus continues to be to provide water and wastewater service to customers within its service area and to expand its service to other areas throughout the Denver metropolitan area and the southwestern United States.

   In 1996, the Company entered into a landmark water privatization agreement with the State of Colorado and the Rangeview Metropolitan District (the "District") for the development of over 26,000 acre feet of water in the Denver metropolitan area. The water privatization agreement enabled the Company to acquire ownership to a total gross volume of 1,165,000 acre feet of groundwater (with an annual usage right of 11,650 acre feet per year), and an option to substitute 1,650 acre feet of surface water in exchange for a total gross volume of 165,000 acre feet of groundwater, and the use of surface reservoir storage capacity (collectively referred to as the "Export Water Supply").

   In addition to ownership of the Export Water Supply, the Company entered into water and wastewater privatization agreements ("Service Agreements") with an eighty-five year term with the District to design, construct, operate, and maintain the District's water and wastewater systems to service customers within the District's 24,000 acre service area which is located 2 miles from the greater Denver metropolitan area in Arapahoe County ("Service Area"). The District has reserved approximately 14,350 acre feet per year of water and surface reservoir storage capacity (collectively referred to as the "Service Area Water Supply") for use within the District's Service Area.

   The Company's water assets together with its Service Agreements enable the Company to develop and market water and wastewater service to cities, municipalities and special districts in need of additional water supplies and to serve the water and wastewater needs of customers within the District's Service Area. The Company will seek to utilize its patented water recycling technologies to process the wastewater into pure potable water for reuse applications.

Description of Company Assets

Rangeview Water Supply

   In 1988, the Company initiated efforts to acquire approximately 10,000 acre feet of non-tributary groundwater from the District. Since that time, the Company acquired various options to purchase water together with a portion of the water revenue notes and bonds (the "District Bonds") issued by the District, options to purchase the remaining District Bonds, and certain real property interests within the boundaries of the District. Beginning in 1990 the Company entered into a Water Commercialization Agreement (the "WCA") where the Company sold rights to investors to participate in the proceeds from the sale of the Export Water Supply in order to finance the acquisition of the above described assets.

   In April 1996, as part of a comprehensive settlement agreement with the State of Colorado ("Settlement Agreement"), the Company purchased all of the District's outstanding District Bonds from the holders of the securities and entered into a water privatization agreement between the District and the Company. As part of the
Settlement Agreement, the Company entered into the Service Agreements and purchased a fee interest to the Export Water Supply, which consists of a total gross volume of 1,165,000 acre feet (approximately 11,650 acre feet per year) of non-tributary groundwater, and the option to substitute 1,650 acre feet of tributary surface water for a total gross volume of 165,000 acre feet of non-tributary groundwater, and surface reservoir storage rights from the District in exchange for all the outstanding District Bonds. The Company continues to develop and market its Export Water Supply to Denver area water providers that are in need of additional water supplies.

Comprehensive Amendment Agreement

   In order to acquire all the remaining outstanding District Bonds not already held by the Company to enable the Company to enter into the Settlement Agreement and to acquire the Export Water Supply, the Company negotiated agreements with all the remaining bond holders and amended the WCA and its agreements with all prior investors in the WCA. Pursuant to the Comprehensive Amendment Agreement (the "CAA") entered into in conjunction with the Settlement Agreement, such bond holders and investors have a right to receive $31,807,232 from the proceeds of a sale or other disposition of the Export Water Supply.

Service Agreements

   The Company entered into an eighty five year water privatization agreement with the District to design, construct, operate, and maintain the District's water system to provide water service to customers within the District's 24,000 acre Service Area. The District has reserved approximately 14,350 acre feet of water per year, together with surface reservoir storage capacity for the Company's use in providing water service to customers within the District's Service Area. In exchange for providing water service to customers within the District's Service Area, the Company will receive 95% of the District's water revenues remaining after payment of royalties to the State of Colorado Land Board.

   In January of 1997, the Company entered into an eighty five year Wastewater Service Agreement with the District which provides for the Company to design, finance, construct, operate and maintain the District's wastewater system to provide wastewater service to customers within the District's 24,000 acre Service Area. In exchange for providing wastewater service to customers within the District's Service Area, the Company will receive 100% of the District's wastewater tap fees, and 90% of the District's wastewater usage fees.

   The Company will supply water and wastewater services to customers within the 24,000 acres of property which constitute the boundaries of the District's Service Area. The District's Service Area is located in southeastern Arapahoe County, Colorado a growing county bordering Denver, Colorado. Currently the majority of the property is undeveloped land owned by the State of Colorado, however portions of the property have been sold to private interests. Development of the property is dependent on overall growth in the Denver metropolitan area.

   The development of the Rangeview Project is divided into two segments: one segment is the development and distribution of the Export Water Supply to Denver area water providers in need of additional water supplies; and the second, is the development of water and wastewater service to customers within the District's 24,000 acre Service Area. During fiscal year 1998, the Company's revenues were generated by providing approximately 17 million gallons of water to customers within the District's Service Area.

Paradise Water Supply

   In 1987, the Company acquired certain water, water wells, and related assets from Paradise Oil, Water and Land Development, Inc., which constitute the "Paradise Water Supply". The Paradise Water Supply includes 70,000 acre feet of tributary Colorado River decreed water, a right-of-way permit from the United States Department of the Interior, Bureau of Land Management for the construction of a 70,000 acre foot dam and reservoir across federal lands, and four water wells ranging in depth from 900 feet to 1,800 feet. The water wells produce approximately 7,500 - 9,400 gallons per minute (which produce approximately 14,000 acre feet per well per year) with an artesian pressure of approximately 100 pounds per square inch.

Recycling Technology

   The  Company  developed and patented water recycling  technology which converts single-family home wastewater/sewage into pure potable drinking water. The Company manufactured, installed and operated the single-family water recycling units in the late 1970's and early 1980's until halting production of the units in 1982.
The Company has shifted its strategic market for its water recycling technology from the its original single-family units to large municipal wastewater treatment applications. The Company has not operated a large wastewater treatment plant using its technologies and their can be no assurance that the technology will be technically or economically feasable on a large scale. The Company, through its Wastewater Service Agreement, will seek to apply its water recycling technology to treat municipal wastewater into pure potable water for reuse.

The Business

  Beginning in fiscal 1987, and continuing through fiscal 1998, the Company has acquired a portfolio of water assets (which are described above in the Description of Company Assets) which it can use to provide water service to customers located throughout the Denver metropolitan area and it has acquired the exclusive right to provide water and wastewater service to customers located within its 24,000 acre services. The Company seeks to utilize its water assets and wastewater treatment technologies to privatize other government owned water and wastewater systems in Colorado and throughout the western United States.

    The Rangeview Metropolitan District is a quasi-municipal, political subdivision of the State of Colorado and is empowered to provide water and wastewater services to approximately 24,000 acres of property located approximately 2 miles south and east of Denver metropolitan area, most of which is owned by the State of Colorado (the "Service Area").

   The  development of the District's Service Area is dependent  on growth in the Denver metropolitan area, and on the State of Colorado selling portions of its property to parties interested in the development of the land. The District has reserved approximately 14,350 acre feet of water annually, together with surface reservoir storage capacity, to provide water service to the property. The District completed a study to analyze the future development opportunities for the property and defined three categories of land uses: residential, commercial / light industrial, and open space. Approximately 10,000 acres is suitable for residential development accommodating up to 70,000 single-family homes; approximately 2,200 acres is suitable for commercial and light industrial development along the primary access corridors; and the remaining 12,800 acres is suitable for open space (i.e. parks, playing fields, and golf courses).

    Pursuant to the Company's water and wastewater Service Agreements, the Company will develop, operate and maintain the
District's water and wastewater systems. In exchange for developing, operating and maintaining the District's water system, the Company receives 95% of the water tap fee and usage fee revenues after payment of a twelve percent (12%) royalty to the State Land Board. In exchange for developing, operating and maintaining the District's wastewater system the Company receives 100% of the District's wastewater tap fees and 90% of the District's wastewater usage fees. The District is empowered to set rates and charges for water and wastewater services. Pursuant to the Settlement Agreement, the District's water rates and charges must be the average of similar rates and charges of the three surrounding municipal water providers. Portions of the Company's participation in the water and wastewater tap fees and user fees are required to be used to finance the development of facilities needed to furnish water and wastewater service.

   Subsequent to fiscal year ended August 31, 1998, the Company entered into an agreement to provide water and wastewater service to a 400 acre development which will include the construction of a 500-bed Academic Model Juvenile Facility ("Model Facility"). The Model Facility will purchase the equivalent of 201 residential water taps at $8,165 per tap (or $1,641,165), and the equivalent of 156 residential wastewater taps at $4,000 per tap (or $624,000, collectively $2,265,165). Pursuant to its Service Agreements, the Company will receive $1,372,014 from the water tap revenue, and $624,000 from the sewer tap revenues for a combined total of $1,996,014. The Company will design, construct, operate and maintain the water and wastewater system to deliver water and sewer service to the Model Facility. Construction on the facilities are scheduled to begin in first quarter fiscal year 1999 with the opening of the Model Facility in late 1999.

    The 40 largest municipal water providers in the Denver metropolitan area deliver approximately 98% of the water consumed by residents and businesses in the Denver metropolitan area. The Company actively marketed the Export Water Supply to each of the 40 largest providers during fiscal year 1998. The Export Water Supply could be sold for a lump sum amount or pursuant to service contract whereby the Company will deisgn, construct, operate and maintian the water system to deliver the water to customers. The timing, terms, and conditions of sales are dependent on the purchaser.

   The Company is also pursuing the sale of the Paradise Water Supply to water users in the Denver metropolitan area and to cities, municipalities, and special districts in the downstream states of Arizona, Nevada and California. However, there are certain restrictions under the Colorado River Compact which relate to a reallocation of water from one state to another, including a requirement that a court decree authorizing the use of the water out of state be obtained and compliance with other interstate compacts or agreements, which would need to be resolved or complied with before the Paradise Water Supply can be sold to users outside of Colorado. If the Company is successful in selling its Paradise Water Supply, the Company would anticipate developing the facilities to deliver the water in a manner similar to the Export Water Supply. Other potential development opportunities for the
Paradise Water Supply include, but are not limited to, the utilization of the artesian pressure for hydroelectric power generation, water leasing to agricultural interests, mineral interests, and recreational interests.

   The  Company's  business  of  water  management  is  subject  to competitive factors since alternative sources of water are available. The Company is aware of other private water companies who are attempting to market competing water to municipal water providers in the Denver area. In addition, municipal water providers seeking to acquire water evaluate independent water owned by individuals, farmers, ranchers, and others. The principal factors affecting competition in this regard include, but may not be limited to, the availability of water for the particular purpose, the cost of delivering the water to the desired location, the availability of water during dry year periods, the quality of the water source, and the reliability of the water supply. The Company believes that its water provide the Company with an advantage over its competition because the water the Company owns has been designated for municipal use by decrees issued by Colorado water courts, and because of the quantity of water available, the quality of water, its location relative to the Denver metropolitan area, (and Paradise's location to deliver water to either downstream users or Denver area water users through exchanges or other transfers), and price. The quantity of water the Company has available for sale has been determined by court decrees of the Colorado water courts. The Company has had the quality and quantity of the Rangeview and Paradise Water Supply evaluated by independent appraisers and water engineers. The Rangeview water quality, without treatment, meets or exceeds all current federal and state drinking water standards.

   The  business  segment of water processing and  municipal  water recycling are also subject to competition from municipal water providers who also provide wastewater/sewage processing, and from regional wastewater/sewage processors. The majority of wastewater/sewage treatment is processed by approximately 10 major wastewater/sewage treatment providers. The majority of Denver area water providers participate in the Metropolitan Wastewater Authority which process approximately 95% of the areas wastewater/sewage. The Company is not aware of any private companies providing wastewater/sewage treatment services in the Denver metropolitan area. The Company believes that it could have a competitive advantage because its wastewater treatment technology uses no toxic chemicals and the water after processing exceeds stringent water quality standards currently in effect. Additionally, residual material created in the wastewater treatment process can be composted into a high grade fertilizer for agricultural use.

   If the Company is successful in selling water, the construction of wells, dams, pipelines and storage facilities may require compliance with environmental regulations; however, the Company believes that regulatory compliance would not materially impact such a sale. It is anticipated that a purchaser of the Company's water would undertake to construct the required facilities to deliver the water to its users, however the Company would consider providing such infrastructure as part of a water sale agreement. If the Company were to ultimately agree to provide such facilities, the Company could incur substantial capital expenditures to comply with governmental regulations. However, the Company cannot assess such costs until the purchaser of the water and the nature of the water delivery system required has been determined. Similarly if the Company were to obtain a contract for treatment of wastewater and sewage, governmental regulations concerning drinking water quality and wastewater discharge quality may be applicable. However, until the Company has a contract proposal specifying the quantity and type of wastewater to be treated and the proposed use of such treated water, the cost of regulatory compliance cannot be determined.

  The Company holds several patents in the United States and abroad related to its water recycling system and its components. The value to the Company of these patents is dependent upon the Company's ability to adapt its water recycling system to larger scale applications, or to develop other uses for the technology.

   The Company currently has three full time employees and one part time employee.

Item 2.   Description of Property

   The Company currently leases office facilities at the address shown on the cover page.

   In 1996, the Company purchased a total gross volume of 1,165,000 acre feet (approximately 11,650 acre feet per year) of non-tributary groundwater, together with an option to substitute 1,650 acre feet of tributary surface water in exchange for a total gross volume of 165,000 acre feet of non-tributary groundwater, and surface storage rights from the District. See "Item 1. Description of Business - Description of Company's Assets - Rangeview Water Supply."

   The Company owns approximately 70,000 acre feet of conditional water rights, water wells and related assets in the State of Colorado by assignment and quit claim deed. See "Item 1. Description of Business - Description of Company's Assets - Paradise Water Supply."

Item 3.   Legal Proceedings

   In March 1998, the Company joined a lawsuit initiated by others including the Rangeview Metropolitan District and the State of Colorado, Board of Land Commissioners ("State"), brought in the District Court of Arapahoe County, Colorado, against US Home Corporation seeking declaratory judgment affiriming US Home Corporation's responsibilities under Lease S-37280 as amended and the Agreement to Exchange Real Property requiring US Home Corporation to obtain water service from the District and the State for development activities on property governed under Lease S-37280. Management does not believe the outcome of the lawsuit will have a material adverse effect to the Company.

Item 4.   Submission of Matters to a Vote of Security Holders
   No matters were submitted to a vote of stockholders during the fourth quarter ended August 31, 1998.

                              PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Markets

  The table below shows for the quarters indicated the high and low bid prices of the Common stock on the OTC Bulletin Board. The Company's Common stock is traded on the OTC Bulletin Board under the trade symbol PCYL. As of November 13, 1998, there were 3,984 holders of record of the Company's Common stock.

     Calendar Quarter                   Low            High
     ----------------                   ----           ----
     1998      First                    $.15           $.22
               Second                   $.11           $.19
               Third                    $.12           $.187
               Fourth                   $.11           $.15

     1997      First                    $.22           $.375
               Second                   $.20           $.50
               Third                    $.15           $.37
               Fourth                   $.18           $.26


   Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Dividends

   The Company has never paid any dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future. Dividends cannot be paid on the Common Stock at any time when there are unpaid accrued dividends owning on the Company's outstanding Preferred Stock.

Recent Sales of Unregistered Securities

    In August 1998, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 3,200,000 shares of Series C Preferred Stock to Mr. Thomas Clark in exchange for 3,200,000 shares of common stock owned by Mr. Clark. The Company sold 3,200,000 shares of the Company's Common Stock at $.125 per share to four accredited investors who have previously invested in the Company. Proceeds to the Company were $400,000. The shares were issued under Section 4 (2) of the Securities Act of 1933.

   In December of 1997, the Company agreed to adjust the exercise price of its outstanding options and warrants to purchase approximately 48,672,000 shares held by certain directors, officers, and investors of the Company from $.25 per share to $.18 per share. The options and warrant repricing was based on the market closing price on December 2, 1997 of $.18 per share. The Company has recognized a non-cash compensation expense of approximately $51,000 which reflects the change in value of the options and warrants based on the price of the Company's outstanding shares at the date of repricing. The options and warrants expire during 2002.

Item 6.   Management's Discussion and Analysis

General

  Pure Cycle is engaged in the privatization of municipal water and wastewater systems in Colorado and other areas. The Company seeks to use its water and water technologies to enhance the availability and quality of domestic drinking water. The Company purchased approximately 11,650 acre feet of water and entered into two eighty five year water and wastewater Service Agreements with the Rangeview Metropolitan District which will enable the Company to provide water and wastewater service to over 36 square miles of property located in the Denver area. The Company continues to develop its water recycling technologies and, will seek to integrate these technologies for processing wastewater into pure potable water for reuse into its wastewater service commitment to the District's Service Area.

   The Company is aggressively pursuing the marketing and sale of its water to municipal water providers in the Denver metropolitan region as well as users in Arizona, Nevada and California to generate current and long term revenue sources. During fiscal year 1998, the Company delivered approximately 17 million gallons of water to customers within the District's Service Area. The Company continues to meet with developers and other parties interested in developing portions of the District's Service Area. The District's Service Area is primarily undeveloped land owned by the State of Colroado situated in the growing Arapahoe County. A small portion of the property have been sold to private interests who may develop the property. The timing of the development of water and wastewater facilities will depend upon when the property is developed.

   Subsequent to fiscal year ended August 31, 1998, the Company entered into an agreement to provide water and wastewater service to a 400 acre development which will include the construction of a 500-bed Academic Model Juvenile Facility ("Model Facility"). The Model Facility will purchase 201 equivalent residential water taps at $8,165 per tap (or $1,641,165), and 156 equivalent residential wastewater taps at $4,000 per tap (or $624,000, collectively $2,265,165). Pursuant to its Service Agreements, the Company will receive $1,372,014 from the water tap fees, and $624,000 from the sewer tap fees for a combined total of $1,996,014. The Company will design, construct, operate and maintain the water and wastewater system to deliver water and sewer service to the Model Facility. Projected costs for construction of the water system are approximately $1,100,000, and projected cost for construction of the wastewater system are $625,000 or combined costs of $1,725,000. The costs are expected to be paid from prepaid water and wastewater tap fees.

  In addition to the Company's Service Area activities, the Company continues to meet with Denver area water providers to develop and sell the Company's Export Water Supply. Denver area water providers continue to experience strong regional growth rates which continue to pressure their developed water supplies. The Company is marketing its Export Water Supply to water providers in need of supplemental water supplies. Additionally, during fiscal 1998, the Company has presented water supply proposals to private and municipal water providers in Nevada, Arizona and California for the sale of the Company's 70,000 acre feet of Paradise Water Supply, understanding that certain legal issues relating to interstate water transfers may exist. The Company continues to discuss water supply arrangements with private companies and municipal water providers to whom it has made proposals. The Company continues to identify and market its water to other private companies and municipal water providers.

   At this time the Company is not able to determine the timing of water sales or the timing of development of the property within the District's Service Area. There can be no assurance that these sales can be made on terms acceptable to the Company or that development will occur. In the event water sales are not forthcoming or development of the property within the District's Service Area is delayed, the Company may sell additional portions of the Company's profits interest pursuant to the CAA, incur additional short or long-term debt obligations or seek to sell additional shares of common stock, preferred stock or stock purchase warrants as deemed necessary by the Company to generate operating capital. The Company's ability to ultimately realize its investment in its two primary water projects is dependent on its ability to successfully market the water, or in the event it is unsuccessful, to sell the underlying water. Under the provisions of the CAA, the other investors in the Rangeview project are to receive the first approximately $31,807,000 from the sale or other disposition of the Export Water Supply. The Company has agreed to pay the next $4,000,000 in proceeds to LCH, Inc., a company affiliated with the Company's president. The next $432,513 in proceeds are payable to the holders of the Company's Series B Preferred Stock. The Company retains 100% of the proceeds in excess of $35,807,232 from the sale or other disposition of the Export Water Supply.

Results of Operations

   During fiscal year 1998, the Company's water service revenues decreased approximately $1,550 or 6% to $25,366 as compared to $26,915 for fiscal 1997, due primarily to above average rainfall in the spring of 1998. The Company incurred approximately $4,800 in operating costs associated with the water service revenues. Prior to fiscal 1997, the Company did not report any revenues. The Company continues to operate at a loss with its operating capital requirements funded primarily through debt and equity financings and the sale of rights to participate in the proceeds from the sale of the Company's Export Water Supply.

  The Company's general and administrative expenses for fiscal 1998 increased approximately $44,000 or 15% to $335,000 as compared to $295,000 for fiscal 1997, due primarily to a increase in payroll expenditures. The Company's general and administrative expenses for fiscal 1997 decreased approximately $47,000 or 14% to $295,000 as compared to $338,000 for fiscal 1996, due primarily to a decrease in payroll expenditures.

   The Company's net loss for fiscal 1998 increased approximately $172,000 or 49% as compared to $353,000 for fiscal 1997. The increase in net loss for fiscal 1998 was due primarily to one-time tap fee revenues received during 1997 and the recognition of an extraordinary gain from the extinguishment of debt of approximately $21,000 in 1997. The Company's net loss for fiscal 1997 decreased approximately $103,000 or 22% as compared to $456,000 for fiscal 1996. The decrease in net loss for fiscal 1997 was due primarily to the revenues generated during 1997 and the gain on extinguishment of debt in 1997.

Liquidity and Capital Resources

   Prior to fiscal 1992, the Company funded operations primarily through long term debt financing from certain related parties including the Company's President and major stockholder. Since fiscal 1992, the Company has funded operations with debt and equity financing and by marketing the right to share in proceeds from the sale of its Export Water Supply to private individuals, companies and institutions with an interest in the water supply market.

   The Company's working capital at August 31, 1998 was $386,000. The Company expects to incur additional costs in fiscal 1999 to expand water service to customers within the District's Service
Area. Based on budgets prepared by management, the Company believes that its working capital at August 31, 1998 is adequate to fund its activities through at least fiscal 1999.

   Development of any of the water that the Company has, or is seeking to acquire, will require substantial capital investment by the Company. Any such additional capital for the development of the water is anticipated to be financed by the municipality purchasing such water or through the sale of water taps and water delivery charges. A water tap charge refers to a charge imposed by a municipality to permit a water user access to a water delivery system (i.e. a single-family home's tap into the municipal water system), and a water delivery charge refers to a water user's monthly water bill, generally based on a per 1,000 gallons of water consumed.

Operating Activities

   During fiscal 1998, the Company used cash of approximately $256,000 in its operations compared to approximately $173,000 in fiscal 1997. One-time tap fee revenue received in fiscal 1997 and an increase in general and administrative expenses accounted for the increase in cash used for operations in fiscal 1998. Based on budgeted operating costs, it is anticipated that a similar level of cash will be used in the Company's general and administration operations during fiscal 1999.

Construction Activities

   Subsequent to fiscal year ended August 31, 1998, the Company entered into an agreement to provide water and wastewater service to a 400 acre development which will include the construction of a 500-bed Academic Model Juvenile Facility. The Company will design, construct, operate and maintain the water and wastewater system to provide service to the Model Facility. Projected costs for construction of the water system are approximately $1,100,000, and projected cost for construction of the wastewater system are $625,000 or combined costs of $1,725,000 to be paid from prepaid water and wastewater tap fee revenues.

Investing  Activities

    Cash used in investing activities for fiscal 1998 was approximately $92,000. Costs of approximately $78,000 were incurred relating to the Rangeview and Paradise Water Supply projects and costs of approximately $14,000 were incurred relating to the development of a water system serving customers within the District's Service Area. Cash used in investing activities for fiscal 1997 was approximately $233,000. Costs of approximately $133,000 were incurred relating to the Rangeview and Paradise Water Supply projects and costs of approximately $100,000 were incurred relating to the development of a water system serving customers within the District's Service Area.

Financing Activities

    In August of 1998, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 3,200,000 shares of Series C Preferred Stock to Thomas P. Clark in exchange for 3,200,000 shares of common stock owned by Mr. Clark. The Company sold 3,200,000 shares of common stock to four acredited investors who have previously invested with the Company for $.125 per share. Proceeds to the Company were $400,000. In August 1996, the Company entered into a loan agreement with six related party investors to borrow $300,000. The proceeds from the loan agreement were received in fiscal 1997. The Company also entered into a loan agreement in August of 1997 and received $350,000 from five related party investors. A portion of the proceeds under the agreements were attributed to the value of the warrants issued in connection with the loans.

Year 2000

   The Company has completed its assessment of year 2000 issues on its computer systems and applications and developed a remediation plan. Conversion activities are in process and the Company expects conversion and testing to be completed by the end of the fiscal year ended August 31, 1999. The Company expects completion of the project to cost less than $16,000. The Company believes its non-information technology systems either will not have year 2000 issues or are not material to the Company's operations. While the company does not believe it has any material year 2000 problem, the failure to correct a material problem or the impact of a year 2000 problem on customers and third-party suppliers could result in an interruption in, or failure of normal business activities or operations. Such failures could could materially and adversely affect the Company's results of operations, liquidity and financial condition.

   Readers are cautioned that forward-looking statements constained in this Year 2000 update should be read in conjunction with the Company's disclosure under the heading: "SAFE HARBOR STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" on page 2.

New Accounting Standards

   In June of 1997, the FASB issued Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), and No 131, Disclosure About Segment of an Enterprise and Related Information ("SFAS 131"), effective for years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not yet adopted SFAS 130. The Company will comply with the reporting and display requirements of this statement when required. SFAS 131 establishes standards for reporting information about operating segments and the methods by which such segments were determined. The Company has not yet adopted SFAS 131. As the
Company currently operates within one industry segment, the reporting of such information is not expected to be significant.

Item 7. Financial Statements


Page

Independent Auditors' Reports                               12
Consolidated Balance Sheets                                 13
Consolidated Statements of Operations                       14
Consolidated Statements of Stockholders' Equity             15
Consolidated Statements of Cash Flows                       16
Notes to Consolidated Financial Statements                  17-23

                   Independent Auditors' Report

The Board of Directors
Pure Cycle Corporation:

We have audited the accompanying consolidated balance sheets of Pure Cycle Corporation and Subsidary ("the Company") as of August 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation and subsidiary as of August 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP
Denver, Colorado
November 6 , 1998

               PURE CYCLE CORPORATION AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS


                                                          August 31
                                                  --------------------------
       ASSETS                                        1998             1997
                                                  ---------       ----------
Current assets:
  Cash and cash equivalents                      $  423,027      $   370,426
  Marketable securities                               3,429            3,429
  Prepaid expenses and other current assets           7,830            7,830
                                                    -------          -------
     Total current assets                           434,286          381,685

Investment in water and systems:
  Rangeview water supply (Note 2)                12,995,881       12,920,490
  Paradise water supply                           5,470,606        5,468,041
  Rangeview water system (Note 3)                   114,088          100,212
                                                 ----------       ----------
     Total investment in water and systems       18,580,575       18,488,743

Note receivable, including accrued
 interest (Note 4)                                  298,269          274,765
Equipment, at cost, net of accumulated
 depreciation of $16,095 in 1998 and
 $14,149 in 1997                                      1,143            3,089
Other assets                                         22,596           22,596
                                                 ----------       ----------
                                               $ 19,336,869     $ 19,170,878
                                                 ==========       ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                             $      4,049     $      6,856
  Accrued liabilities                                45,809           45,809
                                                  ---------        ---------
     Total current liabilities                       49,858           52,665

Long-term debt - related parties,
 including accrued interest (Note 5)              3,786,981        3,550,925
Other non-current liabilities (Note 6)              120,983          113,843

Participating interests in Rangeview
 water supply (Note 2)                           11,090,630       11,090,630

Stockholders' equity (Note 7):
  Preferred stock, par value $.001 per
   share; authorized - 25,000,000 shares:
    Series A - 1,600,000 shares issued
     and outstanding                                  1,600            1,600
    Series B - 432,514 shares issued
     and outstanding                                    433              433
    Series C - 3,200,000 shares issued
     and outstanding                                  3,200               --
  Common stock, par value 1/3 of $.01 per
     share; 135,000,000 shares authorized;
     78,439,763 shares issued and outstanding       261,584          261,584
  Additional paid-in capital                     24,126,744       23,678,561
  Accumulated deficit                           (20,105,144)     (19,579,363)
                                                 ----------       ----------
     Total stockholders' equity                   4,288,417        4,362,815
                                                 ----------       ----------
                                               $ 19,336,869     $ 19,170,878
                                                 ==========       ==========


          See Accompanying Notes to Consolidated Financial Statements

               PURE CYCLE CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS




                                              Years ended August 31
                                             -----------------------
                                             1998               1997
                                           --------           --------
Water service revenue:
 Tap fees                                 $      --          $  69,610
 Water usage fees                            25,366             26,915
                                            -------            -------
                                             25,366             96,525

Water service operating expense            (  4,800)          (  4,000)

General and administrative
 expense                                   (335,297)          (291,133)
Other income (expense):
 Interest income                             32,146             27,288
 Interest expense:
  Related parties                          (236,056)          (195,614)
  Other                                    (  7,140)          (  7,140)
                                            -------            -------
   Loss before
     extraordinary item                    (525,781)          (374,074)

Extraordinary gain on
 extinguishment of debt (Note 6)                 --             20,765
                                            -------            -------
   Net loss                               $(525,781)         $(353,309)
                                            =======            =======
Basic and diluted
 loss per common share:
   Loss before extraordinary
   item                                   $       *          $       *
    Extraordinary item                           --                  *
                                            -------            -------
 Net loss per common share                $       *          $       *
                                            =======            =======

Weighted average common
 shares outstanding                      78,439,763         78,439,763

* Less than $.01 per share



    See Accompanying Notes to Consolidated Financial Statements

               PURE CYCLE CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               Years Ended August 31, 1998 and 1997





                                                                                           Additional
                                  Preferred Stock          Common Stock         Paid-in      Accumulated
                                 Shares     Amount      Shares      Amount      Capital        Deficit
                                ------------------    ---------------------   -----------   -------------
Balance at August 31, 1996      2,032,513   $2,033    78,439,763   $261,584   $23,633,561   $(19,226,054)
Warrants issued (Note 5 and 7)         --       --            --         --        45,000             --
Net loss                               --       --            --         --            --    (   353,309)
                                ---------    -----    ----------    -------    ----------     ----------
Balance at August 31, 1997      2,032,513    2,033    78,439,763    261,584    23,678,561    (19,579,363)
Preferred Stock issued in
  exchange (Note 7)             3,200,000    3,200    (3,200,000)    (3,200)           --             --
Common Stock issued (Note 7)           --       --     3,200,000      3,200       396,800             --
Warrants issued (Note 5 and 7)         --       --            --         --        51,383             --
Net loss                               --       --            --         --            --       (525,781)
                                ---------    -----    ----------    -------    ----------     ----------
Balance at August 31, 1998      5,232,513   $5,233    78,439,763   $261,584   $24,126,744   $(20,105,144)
                                =========    =====    ==========    =======    ==========     ==========










       See Accompanying Notes to Consolidated Financial Statements

               PURE CYCLE CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                 Years ended August, 31
                                                 ----------------------
                                                 1998              1997
                                                 ----              ----
Cash flows from operating activities:
  Net loss                                    $(525,781)       $( 353,309)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
    Depreciation and
     amortization                                 1,946             2,066
    Amortization of deferred
     financing costs                                 --            18,000
    Noncash compensation expense for the
        repricing of options and warrants        51,383                --
    Extraordinary gain on
     extinguishment of debt                          --          ( 20,765)
    Increase in accrued interest
     on note receivable                        ( 23,504)         ( 23,483)
       Increase in accrued interest
      on long term debt and other
      non-current liabilities                    243,196          202,754
     Changes in operating assets
      and liabilities:
       Prepaid expenses and
        other current assets                          --            3,034
       Accounts payable and
        other accrued liabilities               (  2,807)        (  1,131)
                                                 -------          -------
         Net cash used in
          operating activities                  (255,567)        (172,834)

Cash flows from investing activities:
  Investments in water supply                   ( 77,956)        (133,284)
  Investment in Rangeview water system          ( 13,876)        (100,212)
                                                 -------          -------
        Net cash provided by
         (used in) investing activities         ( 91,832)        (233,496)

Cash flows from financing activities:
  Proceeds from issuance
    of debt and warrants                              --          650,000
  Proceeds from sale of common stock             400,000               --
                                                 -------          -------
         Net cash provided by
          (used in) financing activities         400,000          650,000
                                                 -------          -------
         Net increase (decrease)
          in cash and cash equivalents            52,601          243,670
         Cash and cash equivalents
          beginning of year                      370,426          126,756
                                                 -------          -------
         Cash and cash equivalents
          end of year                           $423,027         $370,426
                                                 =======          =======

    See Accompanying Notes to Consolidated Financial Statements

               PURE CYCLE CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     August 31, 1998 and 1997

NOTE 1 - ORGANIZATION AND BUSINESS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Organization and Business

   Pure Cycle Corporation is engaged in the water management business providing water and wastewater services to customers located in the Denver area. The Company operates water and wastewater systems and its operations include designing, constructing, operating and maintaining systems serving customers in the Denver metropolitan area and other areas. The Company also owns patented water recycling technologies which are capable of processing wastewater into pure potable drinking water. There have been no significant changes in the way the Company does business during the current year. The Company's focus continues to be to provide water and wastewater service to customers within its service area and expects to expand its service to other area throughtout the Denver metropolitan area and the southwest.

   Subsequent to fiscal year ended August 31, 1998, the Company entered into an agreement to provide water and wastewater service to a 400 acre development which will include the construction of a 500-bed Academic Model Juvenile Facility ("Model Facility"). The Model Facility will purchase 201 equivalent residential water taps at $8,165 per tap (or $1,641,165), and 156 equivalent residential wastewater taps at $4,000 per tap (or $624,000, collectively $2,265,165). Pursuant to its Service Agreements, the Company will receive $1,372,014 from the water tap revenue, and $624,000 from the sewer tap revenues for a combined total of $1,996,014. The Company will design, construct, operate and maintian the water and wastewater system to deliver water and sewer service to the Model Facility. Construction on the facilities are scheduled to begin in first quarter fiscal year 1999 with the opening of the Model Facility in late 1999.

   Although the Company believes it will be successful in marketing the water from one or both of its water projects, there can be no assurance that sales can be made on terms acceptable to the
Company.    The  Company's  ability  to  ultimately   realize   its
investment in its two primary water projects is dependent on its ability to successfully market the water, or in the event it is unsuccessful, to sell the underlying water assets.

   During its development stage, the Company funded the acquisition of certain water and its operating activities primarily through equity and other financing agreements with investors with an interest in the water management business. These investors are entitled to participate in the future revenues derived from the sale of the Company's water. The Company believes that at August 31, 1998 the Company has sufficient working capital and available credit to fund its operations for the next year or longer. There can be no assurances, however, that the Company will be successful in marketing the water from its two primary water projects in the near term. In the event sales are not achieved, the Company may sell additional participating interests in its water projects, incur additional short or long-term debt or seek to sell additional shares of common or preferred stock or stock purchase warrants, as deemed necessary by the Company, to generate working capital.

Summary of Significant Accounting Policies

     Consolidation

   The consolidated financial statements included the accounts of the Company and its wholly-owned subsidiary, Rangeview Development Corporation prior to its dissolution in August 1997. All inter-company balances and transactions have been eliminated.

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

NOTE 1 - ORGANIZATION AND BUSINESS AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES - (continued)

  Marketable Securities

  The Company classifies its investment in marketable securities as available-for-sale securities. Unrealized holding gains and losses are recorded as a separate component of stockholders' equity.
Realized gains and losses are recorded in the statement of operations.

     Investments in Water Projects

   The Paradise Water Supply represents Colorado River water, water wells, and a federal right-of-way permit for a dam site located near Debeque, Colorado. The Paradise Water Asset is recorded at cost.

   The Company's investment in the Rangeview Water Supply is recorded at cost at August 31, 1998. Pursuant to the terms of the Comprehensive Amendment Agreement ("CAA") entered into in 1996, certain investors in the Rangeview project have the right to receive the first approximately $31,807,000 from the proceeds of a sale or other disposition of the Rangeview Water Supply. The consideration received from those investors for this right to participate in the proceeds has been reflected in the accompanying consolidated balance sheet as a participating interest in the Rangeview Water Supply.

  In fiscal 1996 the Company adopted the provisions of Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets To Be Disposed Of". SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically assesses the feasibility, marketability and anticipated future cash flows from the sale of it Water Supply. Based on this assessment, the Company believes that there is no impairment in the carrying value of the its investment in water at August 31, 1998 and 1997 and therefore the adoption of SFAS 121 has had no effect on the Company's financial statements.

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

     Income taxes

   Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Loss per common share

   Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Convertible preferred stock and common stock options and warrants have been excluded from the calculation of loss per share as their effect is anti-dilutive.

     Reclassifications
  Certain amounts have been reclassified for comparability with the 1998 presentation.

               PURE CYCLE CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - RANGEVIEW WATER SUPPLY

   In April of 1996, the Company entered into a water privatization agreement with the State of Colorado and the Rangeview Metropolitan District which enabled the Company to acquire ownership to a total gross volume of 1,165,000 acre feet of groundwater (approximately 11,650 acre feet per year), and an option to substitute 1,650 acre feet of surface water in exchange for a total gross volume of 165,000 acre feet of groundwater, and the use of surface reservoir storage capacity (collectively referred to as the "Export Water Supply").

   In addition to the Export Water Supply, the Company entered into a water and wastewater service agreement ("Service Agreements") with the District which grants the Company an eighty-five year exclusive right to design, construct, operate and maintain the District's water and wastewater systems. In exchange for designing, constructing, operating and maintaining the District's water and wastewater system, the Company will receive 95% of the District's water revenues remaining after payment of royalties (totaling 12% of gross revenues) to the State Land Board, and 100% of the District's wastewater system development charges and 90% of the District's wastewater usage charges.

  From November 1990 through August 1995, the Company made payments to the District totaling $1,075,000 for various purchase options. In addition, the Company purchased a right of first refusal to 40 acres of real property for $201,000. The Company also made payments to certain District bond holders totaling approximately $3,700,000, purchasing approximately $9,730,000 of District Bonds. All of the amounts paid were capitalized as the cost of the Company's investment in the Rangeview Water Supply. From November 1990 through August 1995, the Company sold rights to investors to participate in the Company's share of the proceeds from the Rangeview WCA ("Profit's Interests") in order to finance the Company's investment in the Rangeview Water Supply. In, connection with these transactions the Company transferred approximately $5,778,000 of District Bonds to certain of the investors.

   In addition to the payments described above, the Company capitalized certain legal and other costs relating to the acquisition of the Rangeview Water Supply totaling $91,832 in 1998, $133,284 in 1997, and $1,046,576 in years prior.

  In connection with the water privatization agreement, the Company negotiated agreements with the District's bond holders, not previously investors with the Company, to acquire all of the remaining District Bonds totaling $15,184,000 by granting the bond holders a senior, secured interest in the proceeds from the sale of the Export Water Supply (referred to as a "Participating Interest") aggregating $9,110,000, as provided for in the CAA.

   Additionally, the Company negotiated agreements with all of the investors in the Rangeview WCA to acquire their WCA Profits
Interests as well as all of the Bonds held by certain of those investors totaling $5,778,000 in exchange for Participating Interests in the CAA. The Bonds acquired from holders not previously investors with the Company, totaling $15,184,000, together with Bonds held by investors in the Rangeview WCA totaling $5,778,000, together with bonds held by the Company totaling $3,952,000 represented all of the District's outstanding Bonds (totaling $24,914,000). The Company conveyed all of the outstanding District Bonds to the District in exchange for title to the Export Water Supply and the Service Agreements.

   The estimated fair value of the $15,184,000 of Bonds purchased ($6,770,000) has been recorded as an increase in the cost of the Rangeview Water Supply and an increase in the Participating Interests in the Rangeview Water Supply.

   The Participating Interests in the CAA, in the aggregate, have the right to receive the first approximately $31,800,000 from the proceeds of a sale or other disposition of the Export Water Supply. After the distributions pursuant to the CAA, the Company has agreed to pay the next $4,000,000 in proceeds to LCH Inc., a company affiliated with the Company's president. The next $432,513 in proceeds is payable to the holders of the Company's Series B Preferred Stock. The Company retains 100% of the proceeds in excess of $36,240,000 from the sale or other disposition of the Export Water Supply.

NOTE 3 - RANGEVIEW WATER SYSTEM

  In conjunction with the privatization agreement, the Company also entered into an 85 year Service Agreement with the District to design, finance, construct, operate, and maintain the District's water system to provide water service to customers within the District's 24,000 acre Service Area. The District has reserved approximately 14,350acre feet of water per year, together with surface reservoir storage capacity, for the Company's use in providing water service to customers within the District's Service Area. In exchange for providing water service to customers within the District's Service Area, the Company receives 95% of the District's water revenues remaining after payment

               PURE CYCLE CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RANGEVIEW WATER SYSTEM (continued)

of royalties to the State Land Board. During fiscal year 1998, the Company incurred costs of $4,800 to operate and maintain the water system to deliver water to customers within the District's Service Area. During fiscal year 1998, the Company delivered approximately 17 million gallons of water to customers in its Service Area. Currently there are no wastewater customers within the District's Service Area.

NOTE 4 - NOTE RECEIVABLE

   In 1995, the Company extended a line of credit to the District. The loan provides for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% and, matures on December 31, 1998. The balance of the note receivable at August 31, 1998 was $298,765, including accrued interest. Because of the revenue sources available to it, and its operating expense history, the Company believes the District will be able to repay the note within a period of one to two years after its due date. Accordingly, the note has been classified as non-current.

NOTE 5 - LONG-TERM DEBT

  Long-term debt, including accrued interest at August 31, 1998 and
1997 is comprised of the following:
                                                       1998          1997
                                                    ---------      ---------
Notes payable, including accrued interest to
 six parties, due August 2002 interest at prime
 rate  plus 2%, unsecured                          $  354,308     $  330,750
Notes payable, including accrued interest to
 five parties, due July and August 2002
 interest at 10 1/4%, unsecured net of
 unamortized discount of $36,000                      361,500         309,434
Note payable, to related party, due
  October 2000, non-interest bearing, unsecured        26,542          26,542
Notes payable, including accrued interest, to
  President and majority stockholder due October
  2000, interest at 8.36% to 9.01%, unsecured         402,141         380,781
Notes  payable, including accrued interest, to
 related party, due October, 2000,  interest at
 the prime rate plus 3%, secured by shares  of
 the Company's  common  stock  owned by the
 President  and  majority stockholder                1,971,545      1,864,670
Notes  payable, including accrued interest, to
 a related party corporation, due October 2000,
 interest ranging from 7.18% to 8.04%, unsecured       670,945        638,749
                                                     ---------      ---------
     Total long-term debt                           $3,786,981     $3,550,925
                                                     =========      =========

Aggregate maturities of long-term debt are as follows:

     Year Ending August 31,         Amount
     ----------------------         ------
          2000                   $ 3,071,173
          2002                       715,808
                                   ---------
            Total                $ 3,786,981

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

   As of August 31, 1998, the President and majority stockholder of the Company has pledged a total of 20,000,000 shares of common stock from his personal holdings as collateral on certain of the above notes payable.

NOTE 6 - OTHER NON-CURRENT LIABILITIES

   As a result of the expiration of the Colorado statute of limitations, certain accounts payable to creditors incurred prior to the Company's suspension of operations in 1985 totaling $20,765 are considered extinguished and have been reflected as an extraordinary item in the accompanying consolidated statements of operations in fiscal year 1997. At August 31, 1998, the Company owes approximately $121,000 to creditors incurred prior to the Company's suspension of operations in 1985 which amounts are reflected as other non-current liabilities in the accompanying balance sheet.

               PURE CYCLE CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY

     Preferred and Common Stock

    In August 1998, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 3,200,000 shares of Series C Convertible Preferred Stock to the Company's President, Mr. Thomas Clark, in exchange for 3,200,000 shares of common stock owned by Mr. Clark. The Series C Convertible Preferred Stock converts into an equivalent number of shares of Common stock at the election of Mr. Clark provided the Company has authorized and unissued shares of Common Stock available. The Company sold 3,200,000 shares of the Company's Common Stock at $.125 per share to four accredited investors who have previously invested in the Company. Proceeds to the Company were $400,000.

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

   During years prior to 1994, the Company was charged for the reimbursement of costs, administrative services and rent expense by a company related through common ownership. On August 31, 1994, the Company issued 432,513 shares of Series B Preferred Stock, $.001 par value, to a related party corporation, in satisfaction of the payable for these charges of $432,513. The holder of the Series B Preferred Stock is entitled to be paid a dividend amount equal to $1.00 per share to be paid from the proceeds from a disposition of the Rangeview Water Supply after the Participating Interests in the CAA and the dividend obligation on the Series A Convertible Preferred Stock have been satisfied.

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

   In December of 1997, the Company agreed to adjust the exercise price of its outstanding options and warrants to purchase approximately 47,403,000 shares held by certain directors, officers, and investors of the Company from $.25 per share to $.18 per share. The options and warrant repricing was based on the market closing price on December 2, 1997 of $.18 per share. The Company has recognized a non-cash compensation expense of approximately $51,000 which reflects the change in value of the options and warrants based on the price of the Company's outstanding shares at the date of repricing. The options and warrants expire during 2002.

  The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for stock options granted to key employees and Equity Incentive Plan. Had compensation costs for the Company's two stock-based compensation plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method prescribed in FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended August 31, 1998 and 1997:
     Net loss:                         1998         1997
                                       ----         ----
          As Reported               $(525,781)    (353,309)
          Pro forma                  (529,354)    (356,882)
     Loss per share:
          As Reported                       *            *
          Pro forma                         *            *

          * Less than $.01 per share

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

  A summary of the status of the Company's Equity Incentive Plan as of August 31, 1998 and 1997, and changes during the years then ended is presented below:

                                  1998                         1997
                      --------------------------    --------------------------
                                Weighted average              Weighted average
Fixed  options        Shares    exercise  price     Shares    exercise price
------------------    ------    ----------------    ------    ----------------
Outstanding at
 beginning of year  23,000,000       $.18         23,000,000       $.22
Granted                     --         --                 --         --
Exercised                   --         --                 --         --
                    ----------                    ----------
Outstanding at end
 of year            23,000,000       $.18         23,000,000       $.22
                    ==========                    ==========
Options exercisable
 at year end        22,500,000                    22,250,000

Weighted average
 of fair value
 of options granted
 during the year                       --                            --

  The following table summarizes information about Equity Incentive Plan options outstanding at August 31, 1998:

                   Options Outstanding               Options Exercisable
                   -------------------            -------------------------
                     Weighted  average
                          remaining                 Weighted     Weighted
Range of Exc.  Number  contractual  average          Number        average
 Price       outstanding   life   exercise price   exercisable  exercise price
------------ -----------  ------  --------------   -----------  --------------
    .18      23,000,000    3.75       .18          22,500,000       .18
    .18      23,000,000    3.75       .18          22,500,000       .18

   During the years ended August 31, 1998 and 1997, no options were exercised.

     Warrants

   On December 2, 1997, the Company adopted a resolution to reprice all the Company's outstanding warrants to $.18 per share.

   In connection the 1997 loan agreement described in note 5, the Company issued warrants to purchase 2,100,000 shares of the Company's common stock at $.25 per share. The warrants expire
August 30, 2002. The estimated fair value of the warrants issued of $45,000 has been credited to additional paid in capital.

   The Company has also issued warrants, which remain outstanding, between 1990 and 1997 to purchase 24,403,000 shares of the Company's stock at $.25 per share (subsequently repriced to $.18 per share) in connection with the sale of profits interests in the Rangeview WCA, which were subsequently converted into participating interests in the CAA. The warrants expire 6 months after the payment of the participating interests in the CAA.

  During the years ended August 31, 1998 and 1997, no warrants were exercised.

NOTE 8 - INCOME TAXES

   The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 1998 and 1997 are presented below.
                                              1998           1997
                                              ----           ----
     Deferred tax assets:
       Net operating loss carryforwards   $ 2,635,000    $ 3,397,000
       Less valuation allowance            (2,635,000)    (3,397,000)
                                            ---------      ---------
       Net deferred tax asset             $        --    $        --
                                            =========      =========


               PURE CYCLE CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (continued)

   The valuation allowance for deferred tax assets as of August 31, 1998 was $2,635,000. The net change in the valuation allowance for the year ended August 31, 1998 was a net decrease of $762,000, representing a decrease of $880,000 attributable to the expiration of net operating loss carryforwards during the year and an increase of $118,000 attributable to the net operating loss incurred during the year. Since this is the only temporary difference, the accompanying statements of operations reflect no income tax benefit.

    At August 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $6,773,000 which are available to offset future federal taxable income, if any, through 2017.

                             PART III

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9.   Directors, Executive Officers, Promoters and Control
      Persons; with Section 16(a) Beneficial Ownership Reporting
      Compliance

  The following are the officers and directors of the Company as of August 31, 1998:

       Name                     Age      Position(s) with the Company
-------------------------       ---      -----------------------------------
Margaret  S. Hansson. . .        74      Director,  Chairman, Vice President
Fletcher L. Byrom . . . .        80      Director
Thomas  P.  Clark . . . .        62      Director,  President,Treasurer
George M. Middlemas . . .        52      Director
Richard L. Guido  . . . .        54      Director
Mark  W.  Harding . . . .        35      Chief Financial  Officer, Secretary

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

FLETCHER L. BYROM
   Fletcher L. Byrom has been a Director of the Company since April 22, 1988. He is a retired Chairman (1970-1982) and Chief Executive Officer (1967-1982) of Koppers Company, Inc. Mr. Byrom presently serves in the following positions: President and Director of MICASU Corporation.

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

RICHARD L. GUIDO
  Mr. Guido has been a Director of the Company since July 1996. Mr. Guido is Associate General Counsel of Inco Limited and President, Chief Legal Officer and Secretary of Inco United States, Inc. Mr. Guido is on the Board of Governors, Foreign Policy Association and is a Director on the American-Indonesia Chamber of Commerce, and the Canada-United States Law Institute. Mr. Guido received a Bachelor of Science degree from the United States Air Force Academy, a Master of Arts degree from Georgetown University, and a Juris Doctor degree from the Catholic University of America.

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

Item 10. Executive Compensation

                               Annual Compensation
                   --------------------------------------------
Name
and                                                Other Annual
Principal          Fiscal      Salary    Bonus     Compensation
Position            Year        ($)       ($)          ($)
---------------------------------------------------------------
Thomas P. Clark
Pres./CEO           1998       60,000      0            0
                    1997       60,000      0            0
                    1996       60,000      0            0


   For all other executive officers, consisting of two persons, total annual salary and bonuses were less than $100,000.

Item 11.   Security Ownership of Certain Beneficial Owners and
Management

   The following table sets forth, as of November , 1998, the beneficial ownership of the Company's issued and outstanding Common Stock, Series A-1 Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock by each person who owns of record (or is known by the Company to own beneficially) 5% or more of each such class of stock, by each director of the Company, each executive officer and by all directors and executive officers as a group. Except as otherwise indicated, the Company believes that each of the beneficial owners of the stock listed has sole investment and voting power with respect to such shares, based on information provided by such holders.

                          Number                    Number of  Number of  Number of
                        of Common       Percent of  Series A   Series B   Series C   Percent of
of Beneficial             Stock        Outstanding  Preferred  Preferred  Preferred  Outstanding
Owner                     Shares         Shares      Shares     Shares      Shares   Shares
                        ----------     -----------  ---------  ---------  ---------  -----------
Thomas P. Clark         24,064,854      30.7%  (9)              346,000                40.0% (14)
5650 York Street,
Commerce                                       (10)                        3,200,000  100.0% (18)
City, Colorado 8002 2                          (18)

George Middlemas         1,000,000       1.3%   (1)
2440 N. Lakeview Ave                           (10)
Chicago, IL  60614                             (11)

Richard L. Guido                 0         0%   (9)
145 King Street West
Toronto, Ontario, Canada

Margaret S. Hansson      8,246,000        9.5%  (2)
2220 Norwood Avenue                             (9)
Boulder, Colorado 80304                        (10)

Fletcher L. Byrom        7,100,000        8.3%  (3)
P.O. Box 1055                                   (9)
Carefree, AZ  85377                            (10)

Mark W. Harding          6,710,000        7.9%  (4)
5650 York Street, Commerce
City, Colorado 80022

INCO Securities
Corporation              4,700,000        5.7%  (5)
One New York Plaza                              (9)
New York, New York  10004

Apex Investment Fund II
L.P.                    16,198,945       18.0%  (6)    408,000                        25.5%
233 S. Wacker Drive,                           (10)
Suite 9600                                     (11)
Chicago, Illinois  60606                       (13)

Environmental Venture     6,278,181       7.7%  (7)
Fund, L.P.                                     (10)
233 S. Wacker Drive,
Suite 9600                                     (11)
Chicago, Illinois  60606

Environmental Private
Equity                    7,142,320       8.6% (13)    600,000                         37.5%
Fund II, L.P.                                  (16)
233 S. Wacker Drive,
Suite 9600
Chicago, Illinois  60606

The Productivity          4,781,846       5.9%  (8)
Fund II, L.P.                                  (10)
233 S. Wacker Drive,
Suite 9600                                     (11)
Chicago, Illinois  60606

Proactive Partners L.P.   3,579,052       4.4% (13)     500,000                        31.5%
50 Osgood Place,
Penthouse                                      (17)
San Francisco,
California 94133

LC Holdings, Inc.                                                  432,513            50.0%
5650 York Street,
Commerce City, Colorado

LCH, Inc.                                                           86,503            10.0% (15)
5650 York Street,
Commerce City, Colorado

All Officers and         ----------        ---------
Directors                47,120,854        46.9% (12)
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

(4) Includes 6,500,000 shares purchasable by Mr. Harding under a currently exercisable option.

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

(8) Includes 1,776,166 shares purchasable by Productivity Fund II, L.P. ("PFund") under currently exercisable warrants.

(9) Pursuant to a voting agreement (the "Inco Voting Agreement") dated December 11, 1990, Mr. Clark, Ms. Hansson and Mr. Byrom have agreed to vote their shares of Common Stock in favor of electing a representative designated by Inco to the Company's board of directors. The Inco Voting Agreement remains in effect until December 11, 2000. Mr. Guido is currently serving in the director position elected pursuant to this Agreement.

(10) Pursuant to an Amended and Restated Voting Agreement (the "EPFund Voting Agreement") dated August 12, 1992, Mr. Clark, Ms. Hansson, Mr. Byrom, Apex, EVFund, and PFund have agreed to vote their shares of Common Stock in favor of electing a representative designated by Environmental Private Equity Fund II, L.P. ("EPFund") to the Company's board of directors. The EPFund Voting Agreement remains in effect until EPFund no longer owns or has rights to acquire at least 1,301,000 shares of Common Stock, whichever is earlier. Mr. Middlemas is currently serving in the director position elected pursuant to this Agreement.

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

   By reason of its status as a general partner or ultimate general partner of each of Apex Partnerships, FAC may be deemed to be the indirect beneficial owner of 34,401,292 shares of Common Stock, or 37.7% of such shares. By reason of his status as the majority stockholder of FAC, F. Oliver Nicklin may also be deemed to be the indirect beneficial owner of such shares. By reason of their status as ultimate general partners of Apex, Stellar (and through Stellar, Johnson), Middlemas and Renze may be deemed to be the indirect beneficial owners of 16,198,945 shares of Common Stock, or 18.0% of such shares. When these shares are combined with his currently exercisable option to purchase 936,869 shares of Common Stock, Middlemas may be deemed to be the beneficial owner (directly with respect to the option shares and indirectly as to the balance) of 17,135,814 shares of Common Stock, or 19.21% of such shares.

   By reason of his status as an ultimate general partner of PFund and EPFund, Maxwell may be deemed to be the indirect beneficial owner of 11,924,166 shares of Common Stock, or 14.4% of such shares.

   By reason of F&G's and WDRA's status as an ultimate general partners of EVFund, F&G, WDRA and their respective controlling persons may be deemed to be the indirect beneficial owners of
6,278,181 shares of Common Stock, or 7.7% of such shares. By reason of AEC's and SZG's status as ultimate general partners of EPFund, AEC, SZG and their and their controlling persons may be deemed to be the indirect beneficial owners of 7,142,320 shares of Common Stock, or 8.8% of such shares. By reason of Genack's interest in F&G, AEC and SZG, he may be deemed to be the indirect beneficial owner of 13,420,501 shares of Common Stock, or 16.2% of such shares.

   By reason of RS's status as a general partner of EVFund and an ultimate general partner of EPFund, RS and its controlling persons may be deemed to be the indirect beneficial owners of 13,420,501 shares of Common Stock, or 16.2% of such shares.

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

(12) Includes 22,500,000, shares purchasable by directors and officers under currently exercisable options.

(13) Includes the conversion of 1,600,000 shares of Series A-1 Preferred Stock to Common Stock. Apex Investment Fund II, L.P., owning 408,000 shares of Series A Convertible Preferred Stock which are currently convertible into 2,266,685 shares of Common Stock, The Environmental Private Equity Fund II, L.P., owning 600,000 shares of Series A Convertible Preferred Stock which are currently convertible into 3,333,360 shares of Common Stock, and Proactive Partners, L.P., owning 500,000 shares of Series A-1 Convertible Preferred Stock which are currently convertible to 2,777,800 shares of Common Stock.

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

(18) Includes 3,200,000 shares of Series C Preferred Stock which Mr. Clark, the Company's president owns which are convertible to 3,200,000 shares of common stock if the Company has sufficent authorized but unissued shares of common stock.

Item 12.  Certain Relationships and Related Transactions

   From time to time since December 6, 1987, Thomas P. Clark, a Director and President of the Company, loaned funds to the Company to cover operating expenses. These funds have been treated by the Company as unsecured debt, and the promissory notes with interest at 8.36% to 9.01% per annum, issued to Mr. Clark on various dates are payable October 15, 2000. To date, Mr. Clark has loaned the Company $284,178 of which $43,350 has been repaid, leaving a balance of $240,828. As of August 31, 1998, accrued interest on the Notes totaled $161,312. All loans were made on terms determined by the board members, other than Mr. Clark, to be at market rates.

  Additionally, LCH, Inc., a Delaware corporation which owns 20% of LC Holdings, Inc. and is thereby affiliated with Mr. Clark, who owns 80% of LC Holdings, Inc., loaned the Company a total of $950,000 between November, 1988 and February, 1989. These funds were represented by two Demand Promissory Notes (the "Notes") with interest at a rate equal to the rate announced from time to time by Mellon Bank, Pittsburgh, Pennsylvania as its "prime rate" plus 300 basis points from the date of the first advance thereunder until maturity, payable quarterly beginning on the first day of April, 1989 and continuing thereafter on the first day of each subsequent calendar quarter. No payments were made on the Notes. An April 25, 1989 Assumption of Obligations Agreement assigned the entire debt of $950,000 to Rangeview Development Corp., which is a wholly-owned subsidiary of the Company, and further assigned $750,000 of that $950,000 to Rangeview Company, L.P a limited partnership in which LCH held a 45% interest and Rangeview Development Corporation held a 55% interest. In February of 1991, LCH transferred its interest in Rangeview Company, L.P. to the Company in exchange for a $4,000,000 profits interest in the Rangeview Project paid subsequent to the first $31,000,000 profits interest allocated to other investors. In connection with the Settlement Agreement, LCH consented to be paid its $4,000,000 profits interest from the sale or other disposition of the Export Water subsequent to payment of $31,808,732 owed under the CAA. During fiscal year ended August 31, 1997, the Company reached an agreement with LCH, Inc. to defer payment of the principal amount of the Notes, plus interest until October 1, 2000. No additional consideration is due to LCH, Inc. for the deferral. The board members, other than Mr. Clark, determined the transactions are at fair market value taking into consideration the risk to LCH, Inc.

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

       3(a).4   Certificates  of  Amendment   to   Certificate   of
       Incorporation filed April 13, 1993. Incorporated by reference from Proxy Statement for Annual Meeting held April 2, 1993.

       3(a).6 Certificates of Amendment to Certificate of Incorporation filed May 25, 1994 (Series A). Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended August 31, 1994.

       3(a).7    Certificates  of  Amendment  to   Certificate   of
       Incorporation filed August 31, 1994 (Series B). Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended August 31, 1994

       3(a).8   Certificates  of Designation  for  the  Series  A-1
       Preferred Stock Filed July 21, 1998, filed herewith.

       3(a).9    Certificates  of  Amendment  to   Certificate   of
       Incorporation filed September 2, 1998 (Series C), filed herewith.

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

       4.1       Specimen  Stock  Certificate  -  Incorporated   by
       reference to Registration Statement No. 2-62483.

  9.1  Voting Agreement dated December 11, 1991, by and among  Inco
       Securities   Corporation,  Thomas  P.  Clark,  Margaret   S.
       Hansson, Fletcher L. Byrom and the Company.*

  10.1 Agreement to defer payment of notes, dated June 6, 1997, by and between LCH inc. and the Company.**

  10.2 Equity Incentive Plan.  Incorporated by references from
       Proxy State for Annual Meeting held April 2, 1993.

       10(h).2Service Agreement, dated April 19, 1996, by and between the Company, and the District. ***

       10(h).3Wastewater Service Agreement, dated January 22,
       1997, by and between the Company, and the District, filed herewith.

       10(h).4Comprehensive Amendment Agreement No. 1, dated April 11, 1996, by and among ISC, the Company, the Bondholders, Gregory M. Morey, Newell Augur, Jr., Bill Peterson, Stuart Sundlun, Alan C. Stormo, Beverlee A. Beardslee, Bradley Kent Beardslee, Robert Douglas Beardslee, Asra Corporation, International Properties, Inc., and the Land Board. ***

       27     Financial Data Schedule - filed herewith.

* Incorporated by reference from Annual Report on Form 10-K for fiscal year ended August 31, 1991

**          Incorporated  by reference from Annual Report  on  Form
       10-KSB for fiscal year ended August 31, 1997.
***         Incorporated  by  reference from  Quarterly  Report  on
       Form 10-QSB for the quarterly period ended May 31, 1996.

(b) The Company has not filed any reports on form 8-K during the last quarter of fiscal 1998.

Signatures

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION



By:   /s/ Thomas P. Clark
      --------------------------
      Thomas P. Clark, President


Date:     November 25, 1998
      --------------------------


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Signature                  Title                  Date
      ---------                  -----                  ----


/s/ Margaret S. Hansson     Chairman, Vice          November 25, 1998
Margaret S. Hansson         President, Director


/s/ Thomas P. Clark         President, Treasurer,   November 25, 1998
Thomas P. Clark             Director


/s/ Mark W. Harding         Principal Financial     November 25, 1998
Mark W. Harding             Officer, Secretary


/s/ Fletcher L. Byrom       Director                November 25, 1998
Fletcher L. Byrom


/s/ George M. Middlemas     Director                November 25, 1998
George M. Middlemas


/s/ Richard L. Guido        Director                November 25, 1998
Richard L. Guido