Form 10QSB
period 1998-11-30
PURE CYCLE CORP
filed 1999-01-14
CIK 276720

Securities and Exchange Commission
                     Washington, D.C. 20549
                       __________________

                           Form 10-QSB
                   __________________________

(Mark One)
  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended November 30, 1998

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

Registrant's telephone number(303) 292 - 3456
__________________________________________________________________

                              N/A
------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [x];  NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 1998:

Common Stock, 1/3 of $.01 par Value            78,439,763
-----------------------------------        ------------------
           (Class)                         (Number of Shares)

Transitional Small business Disclosure Format (Check one):
Yes [ ];  No [x]

                     PURE CYCLE CORPORATION
             INDEX TO NOVEMBER 30, 1998 FORM 10-QSB







                                                    Page
                                                    ----
Part I - Financial Information (unaudited)

Balance Sheets - November 30, 1998 and                3
August 31, 1998

Statements of Operations - For the three months       4
ended November 30, 1998 and 1997

Statements of Cash Flows - For the three months       5
ended November 30, 1998 and 1997

Notes to Financial Statements                         6

Management's Discussion and Analysis of               7
Results of Operations and Financial Condition

Signature Page                                        8



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

                     PURE CYCLE CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                                           November 30             August 31
       ASSETS                                 1998                    1998
       ------                              ===========            ===========
Current assets:
  Cash and cash equivalents                $   779,167            $   423,027
  Marketable securities                          3,429                  3,429
  Prepaid expenses and other
   current assets                                7,830                  7,830
                                            ----------             ----------
     Total current assets                      790,426                434,286

Investment in water projects:
  Rangeview water rights                    13,025,249             12,995,881
  Paradise water rights                      5,470,606              5,470,606
  Rangeview Water System                       129,144                114,088
                                            ----------             ----------
     Total investment in water
      projects                              18,624,999             18,580,575

Note receivable, including
 accrued interest                              315,145                298,269

Equipment, at cost, net of accumulated
    depreciation of $16,382 and
    $16,095, respectively                          856                  1,143
Other assets                                    22,596                 22,596
                                            ----------             ----------
                                          $ 19,754,022           $ 19,336,869
                                            ==========             ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable                       $      50,399          $       4,049
  Construction deposits (Note 2)               459,800                     --
  Accrued liabilities                               --                 45,809
                                            ----------             ----------
     Total current liabilities                 510,199                 49,858

Long-term debt - related parties,
 including accrued interest                  3,837,026              3,786,981

Other non-current liabilities                  122,768                120,983

Participating interests in Rangeview
    water rights                            11,090,630             11,090,630

Stockholders' equity:
  Preferred stock, par value $.001 per
   share; authorized - 25,000,000 shares:
    Series A - 1,600,000 shares issued and
     outstanding                                 1,600                  1,600
    Series B - 432,514 shares issued and
     outstanding                                   433                    433
    Series C - 3,200,000 shares issued
     and outstanding                             3,200                  3,200
  Common stock, par value 1/3 of $.01 per
     share; authorized - 135,000,000
     shares; 78,439,763 shares issued
     and outstanding                           261,584                261,584
  Additional paid-in capital                24,126,744             24,126,744
  Accumulated deficit                      (20,200,162)           (20,105,144)
                                            ----------             ----------
     Total stockholders' equity              4,193,399              4,288,417
                                            ----------             ----------
                                          $ 19,754,022           $ 19,336,869
                                            ==========             ==========

[FN]
 See Accompanying Notes to the Consolidated Financial Statements

                     PURE CYCLE CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)



                                              Three Months Ended
                                   -----------------------------------------
                                    November 30, 1998      November 30, 1997
                                    -----------------      -----------------

Water service revenue
  Tap fees                             $          --         $          --
  Water usage fees                             6,371                 5,608
                                              ------                ------
                                               6,371                 5,608

Water service operating expense              ( 1,200)              ( 1,000)

General, administrative and marketing        (59,404)              (55,576)

Other income (expense):

  Interest income                              11,045                9,233

  Interest expense:
     Related party                            (50,045)             (50,045)
     Other                                    ( 1,785)             ( 1,785)
                                               ------               ------
Net Loss                                     $(95,018)            $(93,565)
                                               ======               ======

Loss per common share                        $    --*             $    --*
                                               ======               ======

* less than $.01 per share

[FN]
 See Accompanying Notes to the Consolidated Financial Statements

                     PURE CYCLE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)


                                                  Three Months Ended
                                        -------------------------------------
                                        November 30, 1998   November 30, 1997
                                        -----------------   -----------------

Cash flows from operating activities:
  Net loss                                   $( 95,018)         $( 93,565)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
    Depreciation and
     amortization                                  287                609
    Increase in accrued interest
     on note receivable                       ( 16,876)          (  5,876)
    Increase in accrued interest on long
     term debt and other non-current
     liabilities                                51,830             51,830
       Changes in operating assets
        and liabilities:
         Accounts payable and accrued
          liabilities                              541           ( 23,994)
       Construction deposits                   459,800                 --
                                               -------            -------
         Net cash provided by (used in)
          operating activities                 400,564           ( 70,996)
                                               -------            -------

Cash flows from investing activities:
   Investments in water rights                ( 29,368)          ( 24,752)
   Investment in Rangeview Water System       ( 15,056)          ( 11,294)
                                               -------            -------
         Net cash used in investing
          activities                          ( 44,424)          ( 36,046)

         Net increase (decrease)
          in cash and cash equivalents          356,140          (107,042)

         Cash and cash equivalents
          beginning  of  period                 423,027           370,426
                                                -------           -------
         Cash and cash equivalents
          end of period                       $ 779,167         $ 263,384
                                                =======           =======

[FN]
 See Accompanying Notes to the Consolidated Financial Statements

                     PURE CYCLE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING PRINCIPLES

   The  consolidated balance sheet as of November  30,  1998  and
August 31, 1998, the consolidated statements of operations for the three months ended November 30, 1998 and November 30, 1997 and the consolidated statements of cash flows for the three months ended November 30, 1998 and November 30, 1997, have been prepared by the Company, without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at November 30, 1998 and for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-KSB. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

NOTE 2 - CONSTRUCTION DEPOSITS

   In August 1998, the Company entered into an agreement to provide water and wastewater service to a 400 acre development which will include the construction of a 500-bed Academic Model Juvenile Facility ("Model Facility"). The Model Facility purchased 201 equivalent residential water taps at $8,165 per tap (or $1,641,165), and 156 equivalent residential wastewater taps at $4,000 per tap (or $624,000, collectively $2,265,165).
Pursuant to its Service Agreements, the Company will receive $1,372,014 from the water tap revenue, and $624,000 from the sewer tap revenues for a combined total of $1,996,014. The Company will design, construct, operate and maintain the water and wastewater system to deliver water and sewer service to the Model Facility. During the quarter ended November 30, 1998, the Company received construction deposits of $459,800 to begin construction of a water and wastewater system to service the Model Facility. Costs incurred on behalf of the model facility will be applied to these deposits. Construction of the water system began in November 1998.

NOTE 3 - STOCKHOLDERS' EQUITY

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

   General and administrative expenses for the three months ended November 30, 1998 were approximately $3,828 higher than for the period ended November 30, 1997, primarily because of compensation expense. Net loss for the three months ended November 30, 1998 increased approximately $1,453 compared to the three month ended November 30, 1997 primarily because of the non-cash compensation expense.

   During the three months ended November 30, 1998, the Company generated water service revenues of $6,371 compared to $5,608 for the period ended November 30, 1997 and incurred approximately $1,200 in operating costs compared to $1,000 in operating costs for the period ended November 30, 1997 associated with the water service revenues. The water service revenues were generated from the sale of water to customers within the Company's Service Area.


Liquidity and Capital Resources

  At November 30, 1998, current assets exceed current liabilities by $280,227 and, the Company had cash and cash equivalents of $790,426.

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

Year 2000

  The Company has completed its assessment of year 2000 issues on its computer systems and applications and developed a remediation plan. Conversion activities are in process and the Company expects conversion and testing to be completed by the end of the fiscal year ended August 31, 1999. The Company expects completion of the project to cost less than $16,000. The Company believes its non-information technology systems either will not have year 2000 issues or are not material to the Company's operations. While the company does not believe it has any material year 2000 problem, the failure to correct a material problem or the impact of a year 2000 problem on customers and third-party suppliers could result in an interruption in, or failure of normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition.

                     PURE CYCLE CORPORATION
                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   PURE CYCLE CORPORATION

Date:

     January 14, 1999              /S/  Thomas P. Clark
     ----------------              --------------------
                                   Thomas P. Clark,
                                   President

Date:

     January 14, 1999              /S/  Mark W. Harding
     ----------------              ---------------------
                                   Mark W. Harding,
                                   Chief Financial Officer