Form 10QSB
period 1999-02-28
PURE CYCLE CORP
filed 1999-04-14
CIK 276720

Securities and Exchange Commission
                     Washington, D.C. 20549
                       __________________

                           Form 10-QSB
                   __________________________

(Mark One)
  X            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended February 28, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 1999:

Common Stock, 1/3 of $.01 par Value             78,439,763
           (Class)                                (Number of
Shares)

Transitional Small business Disclosure Format (Check one):   Yes
[ ];  No [x]

                     PURE CYCLE CORPORATION
             INDEX TO FEBRUARY 28, 1999 FORM 10-QSB







                                                    Page

Part I - Financial Information (unaudited)

Balance Sheets - February 28, 1999 and                3
August 31, 1998

Statements of Operations - For the three months       4
ended February 28, 1999 and February 28, 1998

Statements of Operations - For the six months         5
ended February 28, 1999 and February 28, 1998

Statements of Cash Flows - For the six months         6
ended February 28, 1999 and February 28, 1998

Notes to Financial Statements                         7

Management's Discussion and Analysis of               8
Results of Operations and Financial Condition

Signature Page                                        9



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

                     PURE CYCLE CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                                               February 28        August 31
       ASSETS                                     1999              1998
                                               -----------        ---------
                                               (unaudited)
Current assets:
  Cash and cash equivalents                    $   393,419       $   423,027
  Marketable securities                              3,429             3,429
  Prepaid expenses and other
   current assets                                    7,830             7,830
                                                ----------         ---------
     Total current assets                          404,678           434,286

Investment in water projects:
  Rangeview water rights                        13,100,825        12,995,881
  Paradise water rights                          5,479,520         5,470,606
  Rangeview Water System                           129,081           114,088
                                                ----------        ----------
     Total investment in water projects         18,709,426        18,580,575

Note receivable, including accrued
 interest                                          321,021           298,269

Equipment, at cost, net of accumulated
    depreciation of $16,624 and
    $16,095, respectively                              614             1,143
Other assets                                        22,596            22,596
                                                ----------        ----------
                                              $ 19,458,335      $ 19,336,869
                                                ==========        ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $     50,398      $      4,049
  Construction deposits (Note 2)                   158,800                --
  Accrued liabilities                                   --            45,809
                                                ----------        ----------
     Total current liabilities                     209,198            49,858

Long-term debt - related parties,
 including accrued interest (Note 2)             3,887,072         3,786,981

Other non-current liabilities                      124,553           120,983

Participating interests in Rangeview
 water rights                                   11,090,630        11,090,630

Stockholders' equity:
  Preferred stock, par value $.001 per
   share; authorized - 25,000,000 shares:
    Series A - 1,600,000 shares issued
     and outstanding                                 1,600             1,600
    Series B - 432,513 shares issued
     and outstanding                                   433               433
    Series C - 3,200,000 shares issued
     and outstanding                                 3,200             3,200
    Series C1 -  500,000 shares issued
     and outstanding                                   500
  Common stock, par value 1/3 of $.01 per
     share; authorized - 135,000,000 shares;
     78,439,763 shares issued and outstanding      261,584           261,584
  Additional paid-in capital                    24,216,244        24,126,744
  Accumulated deficit                          (20,336,679)      (20,105,144)
                                                ----------        ----------
     Total stockholders' equity                  4,146,882         4,288,417
                                                ----------        ----------
                                              $ 19,458,335      $ 19,336,869
                                                ==========        ==========

[FN]
 See Accompanying Notes to the Consolidated Financial Statements

                     PURE CYCLE CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)



                                      Three Months Ended
                                 ----------------------------
                                  February 28     February 28
                                     1999            1998
                                 -------------   ------------
Water service revenue

  Water usage fees                 $ 3,265       $   8,136
                                  --------        --------
                                     3,265           8,136

Expenses
  Water service operating
   expense                          (1,200)         (1,000)
  General, administrative and
   marketing                      (100,937)       (136,225)
  Interest
     Related party                ( 50,046)       ( 50,046)
     Other                        (  1,785)       (  1,785)
                                   -------         -------
                                  (153,968)       (189,056)

Interest income                     11,786           7,961
                                   -------         -------
Net Loss                         $(138,917)      $(172,959)
                                   =======         =======

Loss per common share            $     --*       $     --*


* less than $.01 per share


[FN]
 See Accompanying Notes to the Consolidated Financial Statements

                     PURE CYCLE CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)



                                        Six Months Ended
                                  ---------------------------
                                  February 28     February 28
                                     1999            1998
                                  -----------     -----------
Water service revenue

  Water usage fees                   $  9,636       $  13,744
                                      -------         -------
                                        9,636          13,744

Expenses
  Water service operating
   expense                           (  2,400)       (  1,000)
  General, administrative and
   marketing                         (157,941)       (190,801)
  Interest
     Related party                   (100,091)       (100,091)
     Other                           (  3,570)       (  3,570)
                                      -------         -------
                                     (264,002)       (295,462)

Interest income                        22,831          17,194
                                      -------         -------

Net Loss                            $(231,535)      $(264,524)
                                      =======         =======

Loss per common share               $     --*       $     --*


* less than $.01 per share

[FN]
 See Accompanying Notes to the Consolidated Financial Statements

                     PURE CYCLE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)


                                                Six Months Ended
                                         ------------------------------
                                         February 28        February 28
                                             1999              1998
                                         -----------        -----------
Cash flows from operating activities:
  Net loss                                 $(231,535)        $(264,524)
  Adjustments to reconcile
   net loss to net cash provided (used
   in) operating activities:
    Depreciation and
     amortization                                529             1,332
    Noncash compensation expense
       for the repricing of options and
       warrants                                   --            51,383
    Increase in accrued interest
     on note receivable                     ( 22,752)         ( 11,752)
    Increase in accrued interest and
     other non-current liabilities           103,661           103,661
    Changes in operating assets
     and liabilities:
      Accounts payable                           540          (  3,993)
      Construction deposits                  158,800                --
                                             -------           -------
        Net cash used in
         operating activities                  9,243          (123,893)

Cash flows from investing activities-
   Investments in water rights              (113,858)         ( 71,950)
   Investment in rangeview water system     ( 14,993)         ( 13,876)
                                             -------           -------
        Net cash used in investing
         activities                         (128,851)         ( 85,826)

Cash flows from financing activities:
  Proceeds from sale of stock                 90,000                --
        Net cash provided by                 -------           -------
         (used in) financing
         activities                           90,000                --
                                             -------           -------
        Net decrease
         in cash and cash
         equivalents                        ( 29,608)         (209,719)
        Cash and cash equivalents
         beginning of period                 423,027           370,426
                                             -------           -------
        Cash and cash equivalents
         end of period                      $393,419          $160,707
                                             =======           =======
[FN]
 See Accompanying Notes to the Consolidated Financial Statements

                     PURE CYCLE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTING PRINCIPLES

   The  consolidated balance sheet as of February  28,  1999  and
August 31, 1998, the consolidated statements of operations for the three months and six months ended February 28, 1999 and February 28, 1998 and the consolidated statements of cash flows for the six months ended February 28, 1999 and February 28, 1998, have been prepared by the Company, without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at February 28, 1999 and for all periods presented have been made.

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

NOTE 2 - CONSTRUCTION DEPOSITS

   In August 1998, the Company entered into an agreement to provide water and wastewater service to a 400 acre development which will include the construction of a 500-bed Academic Model Juvenile Facility ("Model Facility"). The Model Facility purchased 201 equivalent residential water taps at $8,165 per tap (or $1,641,165), and 156 equivalent residential wastewater taps at $4,000 per tap (or $624,000, collectively $2,265,165).
Pursuant to its Service Agreements, the Company will receive $1,372,014 from the water tap revenue, and $624,000 from the sewer tap revenues for a combined total of $1,996,014. The Company will design, construct, operate and maintain the water and wastewater system to deliver water and sewer service to the Model Facility. During the six months ended February 28, 1999, the Company received construction deposits of $459,800 to construct a water and wastewater system to service the Model Facility. Costs incurred on behalf of the model facility during the six months ending February 28, 1999 applied to these deposits totaled approximately $301,000.

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

    In January 1999, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 500,000 shares of Series C-1 Convertible Preferred Stock to the Company's President, Mr. Thomas Clark, in exchange for 500,000 shares of common stock owned by Mr. Clark. The Series C-1 Convertible Preferred Stock converts into an equivalent number of shares of Common stock at the election of Mr. Clark provided the Company has authorized and unissued shares of Common Stock available. The Company sold 500,000 shares of the Company's Common Stock at $.18 per share to an accredited investor. Proceeds to the Company were $90,000.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

   General and administrative and marketing expenses for the six months ended February 28, 1999 were approximately $33,000 lower than for the period ended February 28, 1998, primarily because of a non-cash compensation expense incurred in 1998. Interest expense increased for the six months ended February 28, 1999 by approximately $1,000 compared to the period ended February 28, 1998 primarily because of a higher average outstanding balance of notes payable for the six months of fiscal 1999 compared to the same period in fiscal 1998. Net loss for the six months ended February 28, 1999 decreased approximately $33,000 compared to the six month ended February 28, 1998 primarily because of the non-cash compensation expense during the six months ended February 28, 1998.

   During the six months ended February 28, 1999, the Company generated water service revenues of $9,636 compared to
$13,744 for the period ended February 28, 1998 and incurred approximately $2,400 in operating costs compared to $1,000 for the period ended February 28, 1998 associated with the water service revenues The water service revenues were generated from the sale of water to customers within the Company's Service Area.


Liquidity and Capital Resources

  At February 28, 1999, current assets exceed current liabilities by $195,480 and, the Company had cash and cash equivalents of $404,678.

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

Year 2000

    The Company has completed its assessment of year 2000 issues on its computer systems and application and developed a remediation plan. Conversion activities are in process and the Company expects conversion and testing to be completed by the end of the fiscal year ended August 31, 1999. The Company expects completion of the project to cost less than $16,000. The Company believes its non-information technology systems either will not have year 2000 issues or are not material to the Company's operations. While the Company does not believe it has any material year 2000 problem, the failure to correct a material problem or the impact of a year 2000 problem on customers and third-party supplies could result in an interruption in, or failure of normal business activities or operations. Such failure could materially and adversely affect the Company's results of operations, liquidity and financial condition.

                     PURE CYCLE CORPORATION
                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   PURE CYCLE CORPORATION

Date:

     April 14, 1999                  /S/  Thomas P. Clark
                                     ----------------------
                                     Thomas P. Clark, President

Date:

     April 14, 1999                  /S/  Mark W. Harding
                                     ----------------------
                                     Mark W. Harding, Chief Financial Officer