Form 10QSB
period 1999-05-31
PURE CYCLE CORP
filed 1999-07-14
CIK 276720

Securities and Exchange Commission
                     Washington, D.C. 20549
                       __________________

                           Form 10-QSB
                   __________________________

(Mark One)
  X            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

           For the quarterly period ended May 31, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 1999:

Common Stock, 1/3 of $.01 par Value             78,439,763
           (Class)                                (Number of Shares)

Transitional Small business Disclosure Format (Check one):   Yes
[ ];  No [x]

                     PURE CYCLE CORPORATION
                INDEX TO MAY 31, 1999 FORM 10-QSB







                                                    Page

Part I - Financial Information (unaudited)

Balance Sheets - May 31, 1999 and                     3
August 31, 1998

Statements of Operations - For the three months       4
ended May 31, 1999 and May 31, 1998

Statements of Operations - For the nine months        5
ended May 31, 1999 and May 31, 1998

Statements of Cash Flows - For the nine months        6
ended May 31, 1999 and May 31, 1998

Notes to Financial Statements                         7

Management's Discussion and Analysis of               8
Results of Operations and Financial Condition

Signature Page                                        9



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

                     PURE CYCLE CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                                               May 31         August 31
       ASSETS                                   1999            1998
                                                     (unaudited)
Current assets:
  Cash and cash equivalents                  $   236,785     $   423,027
  Marketable securities                            3,429           3,429
  Prepaid expenses and other current assets        7,830           7,830
                                              ----------      ----------
     Total current assets                        248,044         434,286

Investment in water projects:
  Rangeview water rights                      13,147,106      12,995,881
  Paradise water rights                        5,482,303       5,470,606
  Rangeview Water System                         129,081         114,088
                                              ----------      ----------
     Total investment in water projects       18,758,490      18,580,575

Note receivable, including accrued interest      326,897         298,269

Equipment, at cost, net of accumulated
    depreciation of $17,238 and
    $16,095, respectively                             --           1,143
Other assets                                      22,596          22,596
                                              ----------      ----------
                                            $ 19,356,027    $ 19,336,869
                                              ==========      ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                36,468          4,049
  Construction deposits (Note 2)                 104,496             --
  Accrued liabilities                                 --         45,809
                                              ----------      ---------
     Total current liabilities                   140,964         49,858

Long-term debt - related parties,
 including accrued interest (Note 2)           3,937,117      3,786,981

Other non-current liabilities                    126,338        120,983

Participating interests in Rangeview
 water rights                                 11,090,630     11,090,630

Stockholders' equity:
  Preferred stock, par value $.001 per
   share; authorized - 25,000,000 shares:
    Series A - 1,600,000 shares issued and
     outstanding                                   1,600          1,600
    Series B - 432,513 shares issued and
     outstanding                                     433            433
    Series C - 3,200,000 shares issued and
     outstanding                                   3,200          3,200
    Series C-1 -  500,000 shares issued and
     outstanding                                     500             --
  Common stock, par value 1/3 of $.01 per
     share; authorized - 135,000,000 shares;
     78,439,763 shares issued and outstanding    261,584        261,584
  Additional paid-in capital                  24,216,244     24,126,744
  Accumulated deficit                        (20,422,583)   (20,105,144)
                                              ----------     ----------
     Total stockholders' equity                4,060,978      4,288,417
                                              ----------     ----------
                                            $ 19,356,027   $ 19,336,869
                                              ==========     ==========
[FN]
 See Accompanying Notes to the Consolidated Financial Statements

                     PURE CYCLE CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)



                                                Three Months Ended
                                           May 31, 1999     May 31, 1999

Water service revenue
  Water usage fees                           $ 11,683        $   5,419
                                               ------          -------
                                               11,683            5,419

Expenses
  Water service operating expense              (1,200)        (  1,000)
  General, administrative and marketing        (55,836)       ( 77,857)
  Interest
     Related party                             (50,045)       ( 50,046)
     Other                                     ( 1,785)       (  1,785)
                                                ------          ------
                                               (97,183)       (130,688)

Interest income                                  8,879           7,365
                                                ------         -------
Net Loss                                      $(88,304)      $(117,904)
                                                ======         =======

Loss per common share                         $    --*       $     --*


* less than $.01 per share

[FN]
 See Accompanying Notes to the Consolidated Financial Statements

                     PURE CYCLE CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)



                                             Nine Months Ended
                                          May 31, 1999      May 31, 1998

Water service revenue

  Water usage fees                        $   21,319         $   19,163
                                             -------            -------
                                              21,319             19,163

Expenses
  Water service operating expense           (  3,600)          (  2,000)
  General, administrative and marketing     (211,777)          (267,658)
  Interest
     Related party                          (150,136)          (150,136)
     Other                                  (  5,355)          (  5,355)
                                             -------            -------
                                            (349,549)          (425,149)
                                             -------            -------

Interest income                               31,710             24,559
                                             -------            -------

Net Loss                                   $(317,839)         $(381,427)
                                             =======            =======

Loss per common share                      $     --*          $     --*


* less than $.01 per share

[FN]
 See Accompanying Notes to the Consolidated Financial Statements

                     PURE CYCLE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited)


                                                Nine Months Ended
                                             May 31, 1999    May 31, 1998

Cash flows from operating activities:
  Net loss                                    $(317,839)      $(381,427)
  Adjustments to reconcile
   net loss to net cash used
   in operating activities:
    Depreciation and
     amortization                                 1,143           1,641
    Noncash compensation expense
       for the repricing of options and
       warrants                                      --          51,383
    Increase in accrued interest
       on note receivable                      ( 28,628)       ( 17,628)
       Increase in accrued interest and
       other non-current liabilities            155,491         155,491
     Changes in operating assets
      and liabilities:
       Accounts payable and accrued
        liabilities                            ( 12,990)       (  3,993)
       Construction deposits                    104,496              --
                                                -------         -------
           Net cash used in
            operating activities               ( 98,327)       (194,533)

Cash flows from investing activities-
   Investments in water rights                 (162,922)       ( 74,458)
   Investment in rangeview water system        ( 14,993)       ( 13,876)
                                                -------         -------
           Net cash used in investing
            activities                         (177,915)       ( 88,334)

Cash flows from financing activities-
  proceeds from sale of stock                    90,000              --
                                                -------         -------
           Net cash provided by
            financing activities                 90,000              --
                                                -------         -------
           Net decrease in cash and
            cash equivalents                   (186,242)       (282,867)
           Cash and cash equivalents
            beginning of period                 423,027         370,426
                                                -------         -------
           Cash and cash equivalents
            end of period                     $ 236,785       $  87,559
                                                =======         =======
[FN]
 See Accompanying Notes to the Consolidated Financial Statements

                     PURE CYCLE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING PRINCIPLES

   The consolidated balance sheet as of May 31, 1999, the consolidated statements of operations for the three months and nine months ended May 31, 1999 and May 31, 1998 and the consolidated statements of cash flows for the nine months ended May 31, 1999 and May 31, 1998, have been prepared by the Company, without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at May 31, 1999 and for all periods presented have been made.

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

NOTE 2 - CONSTRUCTION DEPOSITS AND SERVICE AGREEMENT

   In August 1998, the Company entered into an agreement to provide water and wastewater service to a 400 acre development which will include the construction of a 500-bed Academic Model Juvenile Facility ("Model Facility"). The Model Facility purchased 201 equivalent residential water taps at $8,165 per tap (or $1,641,165), and 156 equivalent residential wastewater taps at $4,000 per tap (or $624,000, collectively $2,265,165).
Pursuant to its Service Agreements, the Company will receive $1,372,014 from the water tap revenue, and $624,000 from the sewer tap revenues for a combined total of $1,996,014 over the construction period estimated to be approximately 18 months. The Company will design, construct, operate and maintain the water and wastewater system to deliver water and sewer service to the Model Facility. Revenues from the agreement are anticipated to be sufficient to cover construction costs for the water and wastewater systems. During the nine months ended May 31, 1999, the Company received construction deposits of $459,800 to construct a water and wastewater system to service the Model Facility. Costs incurred on behalf of the model facility during the nine months ending May 31, 1999 applied to these deposits totaled approximately $355,000.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

  General and administrative and marketing expenses for the three and nine months ended May 31, 1999 were approximately $22,000 and $54,000 lower than for the period ended May 31, 1998 respectively, primarily because of a reduction in payroll expense. Interest expense remained the same for the three and nine months ended May 31, 1999 compared to the period ended May 31, 1998. Net loss for the three and nine months ended May 31, 1999 decreased approximately $30,000 and $62,000 compared to the nine month ended May 31, 1998 respectively, primarily because of a reduction in payroll expense during the nine months ended May 31, 1999.

   During the three and nine months ended May 31, 1999, the Company generated water service revenues of $11,683 and $21,319 compared to $5,419 and $16,163 for the period ended May 31, 1998 respectively, and incurred approximately $1,200 and $3,600 in operating costs compared to $1,000 and $2,000 for the period ended May 31, 1998 respectively, associated with the water service revenues The water service revenues were generated from the sale of water to customers within the Company's Service Area.


Liquidity and Capital Resources

   At May 31, 1999, current assets exceed current liabilities by $107,080 and, the Company had cash and cash equivalents of $236,785.

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


                                   PURE CYCLE CORPORATION

Date:

     July 14, 1999                   /S/  Thomas P. Clark
                                     ----------------------------
                                     Thomas P. Clark, President

Date:

     July 14, 1999                   /S/  Mark W. Harding
                                     ----------------------------
                                     Mark W. Harding, Chief Financial Officer