Form 10KSB
period 1999-08-31
PURE CYCLE CORP
filed 1999-11-29
CIK 276720

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            Form 10-KSB


      X             ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    TRANSITION REPORT UNDER SECTION 13 OR 15 (D)
OF
                                 THE SECURITIES EXCHANGE ACT OF
1934

             For the fiscal year ended August 31, 1999


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

Revenues for fiscal year ended August 31, 1999:   $498,317

Aggregate  market  value of voting stock held  by  non-affiliates:
$14,903,555 (based upon closing price on the OTC Bulletin Board on November 8, 1999)

Number  of shares of Common Stock outstanding, as of November  13,
1999:    78,439,763

Transitional Small Business Disclosure Format(Check One): Yes [  ]
No [x]

            Documents incorporated by reference:  None



                         Table of Contents


Item      Part I                                       Page

1.        Description of Business . . . . . . . . . . .  3

2.        Description of Property . . . . . . . . . . .  6

3.        Legal Proceedings. . . . . . . . . . . . . . . 6

4.        Submission of Matters to a Vote of Security
          Holders . . . . . . . . . . . . . . . . . . .  6

                         Part II

5.        Market for the Common Equity and
          Related Stockholder Matters . . . . . . . . .  7

6.        Management's Discussion and Analysis . . . .   7

7.        Financial Statements . . . . . . . . . . . .  11

8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . 23

                         Part III

9.        Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a)
          of the Exchange Act  . . . . . . .            24

10.       Executive Compensation . . . . . . . . .  . . 25

11.       Security Ownership of Certain Beneficial
          Owners and Management   . . . . . . . . . . . 26

12.       Certain Relationships and Related
          Transactions  . . . . . . . . . . . . . . . . 29

13.       Exhibits and Reports on Form 8-K . . . . . . .29

          Signatures  . .  . . . . . . . . . . . . . . .31

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


                              PART I

Item 1. Description of Business

General

   Pure Cycle Corporation (the "Company") was incorporated in Delaware in 1976. The Company is engaged in the water management business providing water and wastewater services to customers located in the Denver area. The Company operates water and wastewater systems which include designing, constructing, operating and maintaining systems serving customers in the Denver metropolitan area. The Company also owns patented water recycling technologies which are capable of processing wastewater into pure potable drinking water. There have been no significant changes in the way the Company does business during the year. The Company's focus continues to be to provide water and wastewater service to customers within its service area and to expand its service to other areas throughout the Denver metropolitan area and the southwestern United States.

   In 1996, the Company entered into a landmark water privatization agreement with the State of Colorado and the Rangeview Metropolitan District (the "District") for the development of over 26,000 acre feet of water in the Denver metropolitan area. The water privatization agreement enabled the Company to acquire ownership to a total gross volume of 1,165,000 acre feet of groundwater (with an annual usage right of 11,650 acre feet per year), an option to substitute 1,650 acre feet of surface water in exchange for a total gross volume of 165,000 acre feet of groundwater, and the use of surface reservoir storage capacity (collectively referred to as the "Export Water Supply").

   In addition to ownership of the Export Water Supply, the Company entered into eighty-five year water and wastewater privatization agreements ("Service Agreements") with the District to design, construct, operate, and maintain the District's water and wastewater systems to service customers within the District's 24,000 acre service area which is located along the greater Denver metropolitan area in Arapahoe County ("Service Area"). The District has reserved approximately 14,350 acre feet per year of water and surface reservoir storage capacity (collectively referred to as the "Service Area Water Supply") for use within the District's Service Area.

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

Description of Company Assets

Rangeview Water Supply

  In 1996, as part of a comprehensive settlement agreement with the State of Colorado ("Settlement Agreement"), the Company purchased all of the District's outstanding bonds from the holders of the securities and entered into a water privatization agreement between the District and the Company. As part of the Settlement Agreement, the Company entered into the Service Agreements and purchased a fee interest to the Export Water Supply, which consists of a total gross volume of 1,165,000 acre feet (approximately 11,650 acre feet per year) of non-tributary groundwater, the option to substitute 1,650 acre feet of tributary surface water for a total gross volume of 165,000 acre feet of non-tributary groundwater, and surface reservoir storage rights from the District in exchange for all the District's outstanding bonds. The Company continues to develop and market its Export Water Supply to Denver area water providers that are in need of additional water supplies.

Comprehensive Amendment Agreement

   In order to acquire the District's outstanding bonds to enable the Company to enter into the Settlement Agreement and to acquire the Export Water Supply, the Company negotiated agreements with all the remaining bond holders and amended the Water Commercialization Agreement ("WCA") and its agreements with all prior investors in the WCA. Pursuant to the Comprehensive Amendment Agreement (the "CAA") entered into in conjunction with the Settlement Agreement, such bond holders and investors have a right to receive $31,807,000 from the proceeds of a sale or other disposition of the Export Water Supply.

Service Agreements

   In 1996, the Company entered into an eighty-five year water privatization agreement with the District to design, construct, operate, and maintain the District's water system to provide water service to customers within the Service Area. The District has reserved approximately 14,350 acre feet of water per year, together with surface reservoir storage capacity for the Company's use in providing water service to customers within the District's Service Area. In exchange for providing water service to customers within the Service Area, the Company will receive 95% of the District's water revenues remaining after payment of royalties to the State of Colorado Land Board.

   In January of 1997, the Company entered into an eighty-five year Wastewater Service Agreement with the District which provides for the Company to design, finance, construct, operate and maintain the District's wastewater system to provide wastewater service to customers within the Service Area. In exchange for providing wastewater service to customers within the Service Area, the Company will receive 100% of the District's wastewater tap fees, and 90% of the District's wastewater usage fees.

   The Company supplies water and wastewater services to customers within the 24,000 acres of property which constitute the boundaries of the Service Area. The Service Area is located in southeastern Arapahoe County, Colorado, a growing county bordering Denver, Colorado. Currently the majority of the property is undeveloped land owned by the State of Colorado, however portions of the property are currently under development. Development of the property is dependent on overall growth in the Denver metropolitan area.

   Development of the Rangeview Assets are divided into two phases: one phase is the development and distribution of the Export Water Supply to Denver area water providers in need of additional water supplies; and the second, is the development of water and wastewater service to customers within the Service Area.

Paradise Water Supply

   In 1987, the Company acquired certain water, water wells, and related assets from Paradise Oil, Water and Land Development, Inc., which constitute the "Paradise Water Supply". The Paradise Water Supply includes 70,000 acre feet of tributary Colorado River decreed water, a right-of-way permit from the United States Department of the Interior, Bureau of Land Management for the construction of a 70,000 acre foot dam and reservoir across federal lands, and four water wells ranging in depth from 900 feet to 1,800 feet. The water wells produce approximately 7,500 - 9,400 gallons per minute or approximately 14,000 acre feet per well per year with an artesian pressure of approximately 100 pounds per square inch.

Recycling Technology

   The  Company  developed and patented water recycling  technology which converts single-family home wastewater/sewage into pure potable drinking water. The Company manufactured, installed and operated the single-family water recycling units in the late 1970's and early 1980's until halting production of the units in 1982.
The Company has shifted its strategic market for its water recycling technology from its original single-family units to large municipal wastewater treatment applications. The Company has not operated a large wastewater treatment plant using its technologies and their can be no assurance that the technology will be technically or economically feasible on a large scale. The Company, through its Wastewater Service Agreement, will seek to apply its water recycling technology to treat municipal wastewater into pure potable water for reuse.

The Business

  Beginning in fiscal 1987, and continuing through fiscal 1999, the Company has acquired a portfolio of water assets which are described above in the Description of Company Assets. This portfolio of water assets can be used to provide water service to customers located throughout the Denver metropolitan area and the Company has acquired the exclusive right to provide water and wastewater service to customers located within the Service Area. The Company seeks to utilize its water assets and wastewater treatment technologies to privatize other government owned water and wastewater systems in Colorado and throughout the western United States.

    The Rangeview Metropolitan District is a quasi-municipal, political subdivision of the State of Colorado and is empowered to provide water and wastewater services to approximately 24,000 acres of property located south and east of Denver metropolitan area, most of which is owned by the State of Colorado (the "Service Area").

   The  development of the District's Service Area is dependent  on growth in the Denver metropolitan area, and on the State of Colorado selling portions of its property to parties interested in the development of the land. The District has reserved approximately 14,350 acre feet of water annually, together with surface reservoir storage capacity, to provide water service to the property. The District completed a study to analyze the future development opportunities for the property and defined three categories of land uses: residential, commercial/light industrial, and open space. Approximately 10,000 acres is suitable for residential development accommodating up to 70,000 single-family homes; approximately 2,200 acres is suitable for commercial and light industrial development along the primary access corridors; and the remaining 12,800 acres is suitable for open space (i.e. parks, playing fields, and golf courses).

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

   Pursuant to its Service Agreements, the Company is obligated to provide water and wastewater service to a 400 acre development which will include the construction of a 500-bed Academic Model Juvenile Facility ("Model Facility"). The Model Facility purchased the equivalent of 201 residential water taps at $8,165 per tap (or $1,641,165), and the equivalent of 156 residential wastewater taps at $4,000 per tap (or $624,000, collectively $2,265,165). Pursuant to its Service Agreements, the Company received $1,372,014 from the water tap fees during fiscal 1999, and will receive $624,000 from the sewer tap fees upon the initiation of construction of the wastewater treatment facility scheduled for second quarter 2000 for a combined total of $1,996,014. The Company designed, and will construct, operate and maintain the water and wastewater systems to deliver water and sewer service to the Model Facility. Construction of the Model Facility began in first quarter of fiscal year 1999 with the opening of the Model Facility expected in 2001.

    The 40 largest municipal water providers in the Denver metropolitan area deliver approximately 98% of the water consumed by residents and businesses in the Denver metropolitan area. The Company actively marketed the Export Water Supply to each of the 40 largest providers during fiscal year 1999. The Export Water Supply could be sold for a lump sum amount or pursuant to service contract whereby the Company will design, construct, operate and maintain the water system to deliver the water to customers. The timing, terms, and conditions of sales are dependent on the purchaser.

   The Company is also pursuing the sale of water from the Paradise Water Supply to users in the Denver metropolitan area and to cities, municipalities, and special districts in the downstream states of Arizona, Nevada and California. However, there are certain restrictions under the Colorado River Compact which relate to a reallocation of water from one state to another, including a requirement that a court decree authorizing the use of the water out of state be obtained and compliance with other interstate compacts or agreements, which would need to be resolved or complied with before the Paradise Water Supply can be sold to users outside of Colorado. If the Company is successful in selling its Paradise Water Supply, the Company would anticipate developing the facilities to deliver the water in a manner similar to the Export Water Supply. Other potential development opportunities for the
Paradise Water Supply include, but are not limited to, the utilization of the artesian pressure for hydroelectric power generation, water leasing to agricultural interests, mineral interests, and recreational interests.

   The  Company's  business  of  water  management  is  subject  to competitive factors since alternative sources of water are available. The Company is aware of other private water companies who are attempting to market competing water to municipal water providers in the Denver area. In addition, municipal water providers seeking to acquire water evaluate independent water owned by individuals, farmers, ranchers, and others. The principal factors affecting competition in this regard include, but may not be limited to, the availability of water for the particular purpose, the cost of delivering the water to the desired location, the availability of water during dry year periods, the quality and quanity of the water source, and the reliability of the water supply. The Company believes that its water provides the Company with an advantage over its competition because the water the Company owns has been designated for municipal use by decrees issued by Colorado water courts, and because of the quantity of water available, the quality of water, its location relative to the Denver metropolitan area, (and Paradise's location to deliver water to either downstream users or Denver area water users through exchanges or other transfers), and price. The quantity of water the Company has available for sale has been determined by court decrees of the Colorado water courts. The Company has had the quality and quantity of the Rangeview and Paradise Water Supply evaluated by independent appraisers and water engineers. The
Rangeview water quality, without treatment, meets or exceeds all current federal and state drinking water standards.

   Water processing and municipal water recycling are also subject to competition from municipal water providers who also provide wastewater/sewage processing, and from regional wastewater/sewage processors. The majority of wastewater/sewage treatment is processed by approximately 10 major wastewater/sewage treatment providers. The majority of Denver area water providers participate in the Metropolitan Wastewater Authority which process approximately 95% of the area's wastewater/sewage. The Company is not aware of any private companies providing wastewater/sewage treatment services in the Denver metropolitan area. The Company believes that it could have a competitive advantage because its wastewater treatment technology uses no toxic chemicals and the water after processing exceeds stringent water quality standards currently in effect. Additionally, residual material created in the wastewater treatment process can be composted into a high grade fertilizer for agricultural use.

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

   The Company owns a total gross volume of 1,165,000 acre feet (approximately 11,650 acre feet per year) of non-tributary groundwater, an option to substitute 1,650 acre feet of tributary surface water in exchange for a total gross volume of 165,000 acre feet of non-tributary groundwater, and surface storage rights from the District. See "Item 1. Description of Business - Description of Company's Assets - Rangeview Water Supply."

   The Company owns approximately 70,000 acre feet of conditional water rights, water wells and related assets in the State of Colorado by assignment and quit claim deed. See "Item 1. Description of Business - Description of Company's Assets - Paradise Water Supply."

Item 3.   Legal Proceedings

   In March 1998, the Company joined a lawsuit initiated by others including the Rangeview Metropolitan District and the State of Colorado, Board of Land Commissioners ("State"), brought in the District Court of Arapahoe County, Colorado, against US Home Corporation seeking declaratory judgment affirming US Home Corporation's responsibilities under Lease S-37280 as amended and the Agreement to Exchange Real Property requiring US Home Corporation to obtain water service from the District and the State for development activities on property governed under Lease S-37280. On April 23, 1999 the District Court of Arapahoe County
entered an order of summary judgement in favor of US Home Corporation on all claims. The Company together with Rangeview and the State have appealed the trial court's order. Management does not believe the outcome of the lawsuit will have a material adverse effect to the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of stockholders during the fourth quarter ended August 31, 1999.















                              PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Markets

  The table below shows for the quarters indicated the high and low bid prices of the common stock on the OTC Bulletin Board. The Company's Common stock is traded on the OTC Bulletin Board under the trade symbol PCYL. As of November 15, 1999, there were 3,946 holders of record of the Company's Common stock.

     Calendar Quarter                                  Low  High

     1999      First                    $.10           $.125
               Second                   $.12           $.40
               Third                    $.17           $.24
               Fourth                   $.17           $.20

     1998      First                    $.15           $.22
               Second                   $.11           $.19
               Third                    $.12           $.187
               Fourth                   $.11           $.15


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

Recent Sales of Unregistered Securities

    In January 1999, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 500,000 shares of Series C-1 Preferred Stock to Mr. Thomas Clark in exchange for 500,000 shares of common stock owned by Mr. Clark. The Company sold 500,000 shares of the Company's Common Stock at $.18 per share to an accredited investor. Proceeds to the Company were $90,000. The shares were issued under Section 4(2) of the Securities Act of 1933.

    In August 1998, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 3,200,000 shares of Series C Preferred Stock to Mr. Thomas Clark in exchange for 3,200,000 shares of common stock owned by Mr. Clark. The Company sold 3,200,000 shares of the Company's Common Stock at $.125 per share to four accredited investors who have previously invested in the Company. Proceeds to the Company were $400,000. The shares were issued under Section 4(2) of the Securities Act of 1933.

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

Item 6.   Management's Discussion and Analysis

General

  Pure Cycle is engaged in the privatization of municipal water and wastewater systems in Colorado and other areas. The Company seeks to use its water and water technologies to enhance the availability and quality of domestic drinking water. The Company purchased approximately 11,650 acre feet of water and entered into two, eighty-five year water and wastewater Service Agreements with the Rangeview Metropolitan District which will enable the Company to provide water and wastewater service to over 36 square miles of property located in the Denver area. The Company continues to develop its water recycling technologies and, will seek to integrate these technologies for processing wastewater into pure potable water for reuse into its wastewater service commitment to the District's Service Area.

   The Company is aggressively pursuing the marketing and sale of its water to municipal water providers in the Denver metropolitan region as well as users in Arizona, Nevada and California to generate current and long term revenue sources. During fiscal year 1999, the Company sold the equivalent of 201 residential water taps, the equivalent of 156 residential wastewater taps and delivered approximately 29 million gallons of water to customers within the District's Service Area. The Company continues to meet with developers and other parties interested in developing portions of the District's Service Area. The District's Service Area is primarily undeveloped land owned by the State of Colorado situated in the growing Arapahoe County. A portion of the property is currently under development and the Company has constructed the water system and is in the process of constructing the wastewater system to serve customers on the property.

  During the fiscal year ended August 31, 1999, the Company entered into an agreement to provide water and wastewater service to a 400 acre development which will include the construction of a 500-bed Academic Model Juvenile Facility ("Model Facility"). The Model Facility purchased the equivalent of 201 residential water taps at $8,165 per tap (or $1,641,165), and the equivalent of 156 residential wastewater taps at $4,000 per tap (or $624,000, collectively $2,265,165). Pursuant to its Service Agreements, the Company received $1,372,014 from the water tap fees in fiscal 1999, and will receive $624,000 from the sewer tap fees upon the initiation of construction of the wastewater facilities for a combined total of $1,996,014. The Company began construction of the water system and has incurred costs as of the end of fiscal year 1999 of $359,000 with the remaining portion of the water system currently under bonded contract for $591,000 for a combined total of $950,000. Projected cost for construction of the wastewater system are $600,000 or combined water and sewer capital project costs of $1,550,000.

  In addition to the Company's Service Area activities, the Company continues to meet with Denver area water providers to develop and sell the Company's Export Water Supply. Denver area water providers continue to experience strong regional growth rates which continue to pressure their developed water supplies. The Company is marketing its Export Water Supply to water providers in need of supplemental water supplies. Additionally, during fiscal 1999, the Company has presented water supply proposals to private and municipal water providers in Nevada, Arizona and California for the sale of the Company's 70,000 acre feet of Paradise Water Supply, understanding that certain legal issues relating to interstate water transfers may exist. The Company continues to discuss water supply arrangements with private companies and municipal water providers to whom it has made proposals. The Company continues to identify and market its water to other private companies and municipal water providers.

   At this time the Company is not able to determine the timing of water sales or the timing of development of the property within the District's Service Area. There can be no assurance that these sales can be made on terms acceptable to the Company or that development will occur. In the event water sales are not forthcoming or development of the property within the District's Service Area is delayed, the Company may sell additional portions of the Company's profits interest pursuant to the CAA, incur additional short or long-term debt obligations or seek to sell additional shares of common stock, preferred stock or stock purchase warrants as deemed necessary by the Company to generate operating capital. The Company's ability to ultimately realize its investment in its two primary water projects is dependent on its ability to successfully market the water, or in the event it is unsuccessful, to sell the underlying water. Under the provisions of the CAA, the other investors in the Rangeview project are to receive the first approximately $31,807,000 from the sale or other disposition of the Export Water Supply. The Company has agreed to pay the next $4,000,000 in proceeds to LCH, Inc., a company affiliated with the Company's president. The next $433,000 in proceeds are payable to the holders of the Company's Series B Preferred Stock. The Company retains 100% of the proceeds in excess of $36,240,000 from the sale or other disposition of the Export Water Supply.

Results of Operations

   During fiscal year 1999, the Company's water service revenues increased $472,951 to $498,317 as compared to $25,366 for fiscal 1998, due primarily to the agreement entered into with the Model Facility during 1999. The Company incurred construction costs of $359,000 and has construction deposits totaling $895,379. The Company recognized revenues from construction based on percentage-of-completion methodology. As of August 31, 1999, construction of the water and wastewater facilities for the Model Facility were approximately 23% complete, resulting in a revenues of $462,892. During fiscal 1999, the Company delivered approximately 29 million gallons of water to customers in the Service Area generating revenues from water sales of $35,425. The Company incurred approximately $4,800 in operating costs associated with the water service revenues. The Company continues to operate at a loss with its operating capital requirements funded primarily through debt and equity financings and the sale of rights to participate in the proceeds from the sale of the Company's Export Water Supply.

  The Company's general and administrative expenses for fiscal 1999 decreased approximately $40,000 or 12% to $295,000 as compared to $335,000 for fiscal 1998, due primarily to a decrease in payroll expenditures. The Company's general and administrative expenses for fiscal 1998 increased approximately $40,000 or 15% to $335,000 as compared to $295,000 for fiscal 1997, due primarily to a increase in payroll expenditures.

   The Company's fiscal 1999 net loss of $361,000 improved 31% as compared to $526,000 for fiscal 1998. The decrease in net loss for fiscal 1999 was due primarily construction revenues received during 1999 from completion of 23% of the Model Facility capital construction project.

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

   The Company's working capital at August 31, 1999 was $21,286. The Company has billings in excess of costs resulting in estimated earnings from the construction of water and wastewater facilities for the Model Facility of approximately $300,000. The Company expects to incur additional costs in fiscal 2000 to complete the water and wastewater facilities for the Model Facility of which $895,000 have been received and $624,000 will be due upon the initiation of contruction of the wastewater facility. The Company believes that at August 31, 1999, it has sufficient working capital and available credit to fund its operations for the next year or longer. There can be no assurances, however, that the Company will be successful in marketing the water from its two primary water projects in the near term. In the event sales are not achieved, the Company may sell additional participating interests in its water projects, incur additional short or long-term debt or seek to sell additional shares of common or preferred stock or stock purchase warrants, as deemed necessary by the Company, to generate working capital.

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

Operating Activities

   During fiscal 1999, operating activities provided cash of approximately $779,000, compared to using cash of approximately $256,000 in fiscal 1998. Proceeds from construction revenue received in fiscal 1999 accounted for the improvement in cash flow from operations in fiscal 1999. Budgeted construction costs, are anticipated to increase during fiscal 2000 with the completion of the water and wastewater systems for the Model Facility. The Company expects billings in excess of estimated costs will provide sufficient revenues to complete the construction of the Model Facility's water and wastewater systems. Budgeted operating costs are expected to remain the same and it is anticipated that a similar level of cash will be used in the Company's general and administration operations during fiscal 2000.

Construction Activities

   In August 1998, the Company entered into an agreement to provide water and wastewater service to a 400 acre development which will include the construction of a 500-bed Model Facility. The Company is designing, constructing, and will operate and maintain the water and wastewater system to provide service to the Model Facility. Projected costs for construction of the water system are approximately $950,000, and projected cost for construction of the wastewater system are $600,000 for combined costs of $1,550,000 to be paid from construction revenues.

Investing  Activities

    Cash used in investing activities for fiscal 1999 was approximately $300,000. Costs of approximately $287,000 were incurred relating to the Rangeview and Paradise Water Supply projects and costs of approximately $12,000 were incurred relating to the development of a water system serving customers within the District's Service Area. Cash used in investing activities for fiscal 1998 was approximately $92,000. Costs of approximately $78,000 were incurred relating to the Rangeview and Paradise Water Supply projects and costs of approximately $14,000 were incurred relating to the development of a water system serving customers within the District's Service Area. Interest income increased to $40,000 in fiscal 1999, as compared to $32,000 for fiscal 1998 due primarily to an increase in the average outstanding balance in the Company's cash operating accounts. Interest expense remained approximately the same at $241,000 as compared to $243,000 in fiscal 1998 due primarily a constant level of outstanding loan balances.

Financing Activities

   In January of 1999, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 500,000 shares of Series C-1 Preferred Stock to Thomas P. Clark in exchange for 500,000 shares of common stock owned by Mr. Clark. The Company sold 500,000 shares of common stock to an accredited investors for $.18 per share. Proceeds to the Company were $90,000. In August 1998, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 3,200,000 shares of Series C Preferred Stock to Thomas P. Clark in exchange for 3,200,000 shares of common stock owned by Mr. Clark. The Company sold 3,200,000 shares of common stock to an accredited investors for $.125 per share. Proceeds to the Company were $400,000.

Year 2000

   The Company has completed its assessment of year 2000 issues  on
its   computer   systems,   applications  and   water   facilities.
Conversion  and  testing  activities  have  been  completed.    The
Company's  cost for conversion and testing for year 2000 compliance
was  less than $10,000.   While the company does not believe it has
any material year 2000 problems, the failure to correct a material problem or the impact of a year 2000 problem on customers and third-party suppliers could result in an interruption in, or failure of
normal  business  activities  or  operations.   Failures  such   as
electric utility may result in service interruptions to the Company's water system. The Company does not have any retail water customers and has notified its commercial customers of potential year 2000 problems. The Company does have emergency preparedness procedures in the event of extended power service interruption to
restore  service to its customers.   Such failures could materially
and adversely affect the Company's results of operations, liquidity and financial condition.

   Readers are cautioned that forward-looking statements contained in this Form 10KSB should be read in conjunction with the Company's disclosure under the heading: "SAFE HARBOR STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" on page 2.

Item 7. Financial Statements


Page

Independent Auditors' Reports                               12
Balance Sheets                                              13
Statements of Operations                                    14
Statements of Stockholders' Equity                          15
Statements of Cash Flows                                    16
Notes to Financial Statements                               17-23




                   Independent Auditors' Report

The Board of Directors
Pure Cycle Corporation:

We have audited the accompanying balance sheets of Pure Cycle Corporation ("the Company") as of August 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation as of August 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                           KPMG LLP

Denver, Colorado
October 22, 1999
                      PURE CYCLE CORPORATION
                          BALANCE SHEETS


                                                       August 31,
                                           --------------------------------
       ASSETS                                     1999          1998

Current assets:
  Cash and cash equivalents                $    981,025     $    423,027
  Accounts receivable                             6,106               --
  Prepaid expenses and other current assets      11,259           11,259
                                             ----------       ----------
     Total current assets                       998,390          434,286

Investment in water and systems:
  Rangeview water supply (Note 3)            13,282,485       12,995,881
  Paradise water supply                       5,482,303        5,470,606
  Rangeview water system (Note 4)               126,611          114,088
                                             ----------       ----------
     Total investment in water and systems   18,891,208       18,580,575

Note receivable, including accrued
 interest (Note 6)                              321,794          298,269

Equipment, at cost, net of accumulated
 depreciation of $17,238 in 1999 and
 $16,095 in 1998                                     --            1,143

Other assets                                     22,596           22,596
                                             ----------       ----------
                                           $ 20,234,179     $ 19,336,869
                                             ==========       ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $     55,915     $      4,049
  Billings in excess of costs and
   estimated earnings (Note 5)                  895,379               --
  Accrued liabilities                            25,810           45,809
                                             ----------       ----------
     Total current liabilities                  977,104           49,858

Long-term debt - related parties,
 including accrued interest (Note 7)          4,021,177        3,786,981

Other non-current liabilities (Note 8)          128,123          120,983

Participating interests in Rangeview
 water supply (Note 3)                       11,090,630       11,090,630

Stockholders' equity (Notes 9 and 12):
  Preferred stock, par value $.001 per
   share; authorized - 25,000,000 shares:
    Series A -1,600,000 shares issued and
     outstanding as of August 31, 1998               --            1,600
    Series A1 - 1,600,000 shares issued
     and outstanding                              1,600               --
    Series B - 432,514 shares issued and
     outstanding                                    433              433
    Series C - 3,200,000 shares issued
     and outstanding                              3,200            3,200
    Series C-1- 500,000 shares authorized
     and outstanding                                500               --
  Common stock, par value 1/3 of $.01 per
     share; 135,000,000 shares authorized;
     78,439,763 shares issued and
     outstanding                                261,584          261,584
  Additional paid-in capital                 24,216,244       24,126,744
  Accumulated deficit                       (20,466,416)     (20,105,144)
                                             ----------       ----------
     Total stockholders' equity               4,017,145        4,288,417
                                             ----------       ----------
                                           $ 20,234,179     $ 19,336,869
                                             ==========       ==========


[FN]
          See Accompanying Notes to Financial Statements

                     PURE CYCLE CORPORATION
                     STATEMENTS OF OPERATIONS




                                                 Years ended August 31,
                                              ----------------------------
                                                   1999         1998
Water service revenue:
 Construction revenue (Note 5)                  $ 462,892     $      --
 Water usage fees                                  35,425        25,366
                                                  -------       -------
                                                  498,317        25,366

Construction costs incurred (Note 5)             (359,009)           --
Water service operating expense                  (  4,800)     (  4,800)
                                                  -------       -------
Gross Margin                                      134,508        20,566

General and administrative
 expense                                         (294,514)     (335,297)
                                                  -------       -------
Operating loss                                   (160,006)     (314,731)

Other income (expense):
 Interest income                                   40,070        32,146
 Interest expense:
  Related parties                                (234,196)     (236,056)
  Other                                          (  7,140)     (  7,140)
                                                  -------       -------
   Net loss                                     $(361,272)    $(525,781)
                                                  =======       =======

Basic and diluted net
 loss per common share                          $       *     $       *
                                                  =======       =======


Weighted average common
 shares outstanding                            78,439,763    78,439,763
                                               ==========    ==========
* Less than $.01 per share



[FN]
                       See Accompanying Notes to Financial Statements

                       PURE CYCLE CORPORATION
                STATEMENTS OF STOCKHOLDERS' EQUITY
               Years Ended August 31, 1999 and 1998




                                                                              Additional
                                Preferred Stock         Common Stock           Paid-in      Accumulated
                               Shares      Amount     Shares     Amount        Capital       Deficit
Balance at August 31, 1997  $2,032,513     $2,033   78,439,763  $261,584     $23,678,561    $(19,579,363)
Preferred Stock issued in
  exchange (Note 9)          3,200,000      3,200   (3,200,000)   (3,200)             --              --
Common Stock issued (Note 9)        --         --    3,200,000     3,200         396,800              --
Warrants issued
 (Note 7 and 9)                     --         --           --        --          51,383              --
Net loss                            --         --           --        --              --        (525,781)
                             ---------      -----   ----------  --------      ----------      -----------
Balance at August 31, 1998   5,232,513     $5,233    78,439,76  $261,584     $24,126,744    $(20,105,144)
Preferred Stock issued in
  exchange (Note 9)            500,000        500     (500,000)     (500)             --              --
Common Stock issued (Note 9)        --         --      500,000       500          89,500              --
Net loss                            --         --           --        --              --     (   361,272)
                             ---------      -----   ----------   -------      ----------      ----------
Balance at August 31, 1999  $5,732,513     $5,733   78,439,763  $261,584     $24,216,244    $(20,466,416)
                             =========      =====   ==========   =======      ==========      ==========

[FN]
          See Accompanying Notes to Financial Statements

                      PURE CYCLE CORPORATION
                     STATEMENTS OF CASH FLOWS



                                               Years ended August 31,
                                            ---------------------------
                                                 1999           1998
                                                 ----           ----
Cash flows from operating activities:
  Net loss                                    $(361,272)    $( 525,781)
  Adjustments to reconcile
   net loss to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                 1,143          1,946
    Noncash compensation expense for the
     repricing of options and warrants               --         51,383
    Increase in accrued interets on note
     receivable                                ( 23,525)      ( 23,504)
    Increase in accrued interest on long
     term debt and other non-current
     liabilities                                241,336        243,196
    Changes in operating assets
     and liabilities:
      Accounts receivable                      (  6,106)            --
      Billings in excess of costs
       and estimated earnings                   895,379             --
      Accounts payable and other
       accrued liabilities                       31,867       (  2,807)
                                                -------        -------
        Net cash provided by
         (used in) operating activities         778,822       (255,567)
                                                -------        -------
Cash flows from investing activities:
  Investments in water supply                  (298,301)      ( 77,956)
  Investment in Rangeview water system         ( 12,523)      ( 13,876)
                                                -------        -------
        Net cash used in investing
         activities                            (310,824)       ( 91,832)
                                                -------         -------
Cash flows from financing activities:
  Proceeds from sale of common stock             90,000         400,000
                                                -------         -------
        Net cash provided by financing
         activities                              90,000         400,000
                                                -------         -------

        Net increase in cash and cash
         equivalents                            557,998          52,601
        Cash and cash equivalents beginning
         of year                                423,027         370,426
                                                -------         -------

        Cash and cash equivalents end of
         year                                 $ 981,025       $ 423,027
                                                =======         =======

[FN]
          See Accompanying Notes to Financial Statements

                      PURE CYCLE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS
                     August 31, 1999 and 1998

NOTE 1 - ORGANIZATION AND BUSINESS

   Pure Cycle Corporation is engaged in the water management business providing water and wastewater services to customers located in the Denver metropolitan area. The Company operates water and wastewater systems and its operations include designing, constructing, operating and maintaining systems serving customers in the Denver metropolitan area and other areas. The Company also owns patented water recycling technologies which are capable of processing wastewater into pure potable drinking water. There have been no significant changes in the way the Company does business during the current year. The Company's focus continues to be to provide water and wastewater service to customers within its service area and expects to expand its service to other areas throughout the Denver metropolitan area and the southwest.

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

   During its development stage, the Company funded the acquisition of certain water and its operating activities primarily through equity and other financing agreements with investors with an interest in the water management business. These investors are entitled to participate in the future revenues derived from the sale of the Company's water. The Company believes that at August 31, 1999, it has sufficient working capital and available credit to fund its operations for the next year or longer. There can be no assurances, however, that the Company will be successful in marketing the water from its two primary water projects in the near term. In the event sales are not achieved, the Company may sell additional participating interests in its water projects, incur additional short or long-term debt or seek to sell additional shares of common or preferred stock or stock purchase warrants, as deemed necessary by the Company, to generate working capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

   The company recognizes income from fixed price contracts using the percentage-of-completion method, measured by the contract costs incurred to date as a percentage of the estimated total contract costs. Contract costs include all direct material, labor, and equipment costs and those indirect costs related to contract performance such as indirect labor and supplies costs. If the fixed price of a contract is not determinable, the Company uses a price that is most likely to occur in using the percentage-of-completion method. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

   At August 31, 1999, billings in excess of costs and estimated earnings represent payments on a construction contract under which the work has not been completed. Amount will be recognized as construction progresses in accordance with the percentage-of-completion method.

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

Cash equivalents

   Cash and cash equivalents include all liquid debt instruments with an original maturity of three months or less.

Investments in Water Projects

   The Paradise water supply represents Colorado River water, water wells, and a federal right-of-way permit for a dam site located near Debeque, Colorado. The Paradise water supply is recorded at cost. The Company's investment in the Rangeview water supply is recorded at cost. Pursuant to the terms of the Comprehensive Amendment Agreement ("CAA") entered into in 1996, certain investors in the Rangeview project have the right to receive the first approximately $31,807,000 from the proceeds of a sale or other disposition of the Rangeview water supply. The

                      PURE CYCLE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

consideration received from those investors for this right to participate in the proceeds has been reflected in the accompanying consolidated balance sheet as a participating interest in the Rangeview Water Supply.

  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying
amount  of  an  asset  may not be recoverable.   Recoverability  of
assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes there are no impairments in the carrying amounts of its investments in water at August 31, 1999.

Stock-Based Compensation

   As allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company continues to measure compensation costs for these plans using the intrinsic value method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The pro forma disclosure of net loss and loss per share required by SFAS 123 are included in
Note 9.

Income taxes

  The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Loss per common share

   Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Convertible preferred stock and common stock options and warrants have been excluded from the calculation of loss per share as their effect is anti-dilutive.

Reclassifications

   Certain reclassifications were made to the financial statements for prior periods to conform to August 31, 1999 presentation.

NOTE 3 - RANGEVIEW WATER SUPPLY

   In April of 1996, the Company entered into a water privatization agreement with the State of Colorado and the Rangeview Metropolitan District (the "District") which enabled the Company to acquire ownership to a total gross volume of 1,165,000 acre feet of groundwater (approximately 11,650 acre feet per year), an option to substitute 1,650 acre feet of surface water in exchange for a total gross volume of 165,000 acre feet of groundwater, and the use of surface reservoir storage capacity (collectively referred to as the "Export Water Supply").

  In addition to the Export Water Supply, the Company entered into a water and wastewater service agreement ("The Service Agreements") with the District which grants the Company an eighty-five year exclusive right to design, construct, operate and maintain the District's water and wastewater systems. In exchange for designing, constructing, operating and maintaining the District's water and wastewater system, the Company will receive 95% of the District's water revenues remaining after payment of royalties totaling 12% of gross revenues to the State Land Board, and 100% of the District's wastewater system development charges and 90% of the District's wastewater usage charges.

   The Company capitalized certain legal, engineering and other costs relating to the acquisition of the Rangeview Water Supply due to the improvements of the water assets through adjudication and engineering services. The Company capitalized costs totaling $310,824 in 1999, $91,832 in 1998, and $1,179,860 in years prior.


                      PURE CYCLE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RANGEVIEW WATER SUPPLY (continued)

   The Participating Interests in the CAA, in the aggregate, have the right to receive the first approximately $31,807,000 from the proceeds of a sale or other disposition of the Export Water Supply. After the distributions pursuant to the CAA, LCH Inc., a company affiliated with the Company's president has the right to receive the next $4,000,000 in proceeds. The next $433,000 in proceeds is payable to the holders of the Company's Series B Preferred Stock. The Company retains 100% of the proceeds in excess of $36,240,000 from the sale or other disposition of the Export Water Supply.

NOTE 4 - RANGEVIEW WATER SYSTEM

  In conjunction with the privatization agreement, the Company also entered into an 85 year Service Agreement with the District to design, finance, construct, operate, and maintain the District's water system to provide water service to customers within the Service Area. The District has reserved approximately 14,350 acre feet of water per year, together with surface reservoir storage capacity, for the Company's use in providing water service to customers within the Service Area. In exchange for providing water service to customers within the Service Area, the Company receives 95% of the District's water revenues remaining after payment of royalties to the State Land Board. The Company incurred costs of $4,800 during 1999, and $4,800 during 1998 to operate and maintain the water system to deliver water to customers within the Service Area. During fiscal year 1999, the Company delivered approximately 29 million gallons of water to customers in the Service Area. Currently there are no wastewater customers within the Service Area.

NOTE 5 - Construction Revenue

  Pursuant to its Service Agreements, the Company is obligated to provide water and wastewater service to a 400 acre development which will include the construction of a 500-bed Academic Model Juvenile Facility ("Model Facility"). The Model Facility purchased the equivalent of 201 residential water taps at $8,165 per tap (or $1,641,165), and the equivalent of 156 residential wastewater taps at $4,000 per tap (or $624,000, collectively $2,265,165). Pursuant to its Service Agreements, the Company received $1,372,014 from the water tap fees during fiscal 1999, and will receive $624,000 from the sewer tap fees upon the initiation of construction of the wastewater treatment facility scheduled for second quarter 2000 for a combined total of $1,996,014. The Company began construction of the water system and has incurred costs as of the end of fiscal year 1999 of $359,000 with the remaining portion of the water system currently under bonded contract for $591,000 for a combined total of $950,000. Projected cost for construction of the wastewater system are $600,000 or combined water and sewer capital project costs of $1,550,000.

   During fiscal 1999, the Company had sales to a single customer that accounted for 93% of revenue.

NOTE 6 - NOTE RECEIVABLE

   In 1995, the Company extended a line of credit to the District. The loan provides for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% and, matures on December 31, 1999. The balance of the note receivable at August 31, 1999 was $321,794, including accrued interest. The Company intends to extend the due date to December 31, 2000. Accordingly, the note has been classified as non-current.

NOTE 7 - LONG-TERM DEBT

  Long-term debt, including accrued interest at August 31, 1999 and 1998 is comprised of the following:

                                                        1999         1998
                                                        ----         ----
Notes payable, including accrued interest
 to six related parties, due August 2002
 interest at 10.25%, unsecured                      $  392,250    $  354,308
Notes  payable, including accrued interest to
 five related parties, due August 2002 interest
 at 10.25%, unsecured net of unamortized discount
 of $27,000                                            399,184       361,500
Note  payable, to related party, due October 2000,
 non-interest bearing, unsecured                        26,542        26,542
Notes  payable, including accrued interest, to
President and stockholder due October 2000,
 interest at 8.36% to 9.01%, unsecured                 423,501       402,141
Notes payable,including accrued interest, to
 related  party,  due October, 2000,  interest
 at the prime rate plus 3%, secured by shares
 ofthe Company's common stock owned by the
 President and stockholder                           2,076,559     1,971,545

Notes payable, including accrued interest,
 to a related corporation, due October 2000,
 interest ranging from 7.18% to 8.04%, unsecured       703,141       670,945
                                                     ---------     ---------
     Total long-term debt                           $4,021,177    $3,786,981
                                                     =========     =========
Aggregate maturities of long-term debt are as follows:

     Year Ending August 31,        Amount
     ---------------------        --------
          2000                   $         0
          2001                     3,229,743
          2002                       791,434
                                   ---------
              Total              $ 4,021,177
                                   =========

   In August 1997, the Company entered into a loan agreement with five related party investors. The loan balance is $399,184 at August 31, 1999, is unsecured, bears interest at the rate of 10.25% and is due August 30, 2002. In connection with the loan agreement, the Company issued warrants to purchase 2,100,000 shares of the Company's common stock at $.25 per share (see Note 9). A portion of the proceeds received under the agreement ($45,000) has been attributed to the estimated fair value of the warrants issued. The resulting discount is being amortized over the term of the loan.

   As of August 31, 1999, the President and stockholder of the Company has pledged a total of 20,000,000 shares of common stock from his personal holdings as collateral on certain of the above notes payable.

NOTE 8 - OTHER NON-CURRENT LIABILITIES

   At August 31, 1999, the Company owes approximately $128,000 to creditors incurred prior to 1986 which are reflected as other non-current liabilities in the accompanying balance sheet.

NOTE 9 - STOCKHOLDERS' EQUITY

     Preferred and Common Stock

    In January 1999, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company authorized the issuance of 500,000 shares of Series C-1 Convertible Preferred Stock to the Company's President, Mr. Thomas Clark, in exchange for 500,000 shares of common stock owned by Mr. Clark. The Series C-1 Convertible Preferred Stock converts into an equivalent number of shares of Common stock at the election of Mr. Clark provided the Company has authorized and unissued shares of
Common  Stock  available.  As of August 31,  1999,  the  shares  of
Series C-1 Preferred Stock had not been issued to Mr. Clark. However, the Company has a binding obligation to issue 500,000 shares of Series C-1 Preferred Stock to the Company's President, Mr. Clark accordingly such shares are reflected in the accompanying financial statements as authorized and outstanding. The Company sold 500,000 shares of the Company's Common Stock at $.18 per share to four accredited investors who had previously invested in the Company. Proceeds to the Company were $90,000.

     In August 1998, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 3,200,000 shares of Series C Convertible Preferred Stock to the Company's President, Mr. Thomas Clark, in exchange for 3,200,000 shares of common stock owned by Mr. Clark. The Series C Convertible Preferred Stock converts into an equivalent number of shares of Common stock at the election of Mr. Clark provided the Company has authorized and unissued shares of Common Stock available. The Company sold 3,200,000 shares of the Company's Common Stock at $.125 per share to four accredited investors who had previously invested in the Company. Proceeds to the Company were $400,000. On May 25, 1994, the Company sold 1,600,000 shares of Series A Convertible Preferred Stock, $.001 par value, for $1.00 per share for total proceeds of $1,600,000. On December 2, 1997, the board of directors of the Company approved a proposal to exchange the outstanding Series A Convertible Preferred Stock for a new series entitled Series A-1 Convertible Preferred stock on a one-for-one basis. The proposal was submitted to the holders of the Series A Preferred Stock for approval. On July 21, 1998, a Certificate of Designation creating the new Series A-1 Preferred Stock was filed with the Secretary of State of Delaware. Letters of Transmittal were sent to the Series A shareholders with exchange instructions. At August 31, 1999, 1,590,000 Series A-1 shares had been issued and 1,590,000 Series A shares had been canceled. As of that date, and continuing to this date, 10,000 shares of Series A have not been submitted for exchange; however the holder of the Series A-1 certificate only holds a right to receive Series A-1 shares for such certificate.



                      PURE CYCLE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

  The holders of the Series A-1 Convertible Preferred Stock are entitled to be paid a dividend amount equal to $2.00 per share represented by a Participating Interest in the CAA. The Series A-1 Preferred Stock is convertible into 4 shares of Common Stock at the election of the Company or the holders of the Preferred Stock.

   During years prior to 1994, the Company was charged for the reimbursement of costs, administrative services and rent expense by a company related through common ownership. On August 31, 1994, the Company issued 432,513 shares of Series B Preferred Stock, $.001 par value, to a related party corporation, in satisfaction of the payable for these charges of $432,513. The holder of the Series B Preferred Stock is entitled to be paid a dividend amount equal to $1.00 per share for a total of $432,513 to be paid from the proceeds from a disposition of the Rangeview Water Supply after the Participating Interests in the CAA and the dividend obligation on the Series A Convertible Preferred Stock have been satisfied.

  Stock Options

   Pursuant to the Company's Equity Incentive Plan, the Company has granted Mr. Fletcher Byrom, Ms. Margaret Hansson and Mr. George Middlemas options to purchase 7,000,000, 8,000,000, and 1,000,000 shares of common stock respectively at an exercise price of $.18 per share which expire in 2002. The Company has also granted Mr. Mark Harding options to purchase 7,000,000 shares of common stock at the exercise price of $.18 per share, of which 1,000,000 shares will vest in annual increments of 250,000 shares beginning March 12, 1998.

  The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for stock options granted to key employees under the Equity Incentive Plan. Had compensation costs for the Company's two stock-based compensation plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method prescribed in FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended August 31, 1999 and 1998:

  Net loss:                             1999            1998
                                        ----            ----
          As Reported                $(361,272)      (525,781)
          Pro forma                   (368,772)      (529,354)
     Loss per share:
                As Reported               *              *
          Pro forma                       *              *

     *   Less than $.01 per share

   The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal years 1996 through 1999: no dividend yield; no expected volatility; and the weighted average risk-free interest rate of 6.75% for the options.

  A summary of the status of the Company's Equity Incentive Plan as of August 31, 1999 and 1998, and changes during the years then ended is presented below:

                               1999                         1998
                     ----------------------------  ---------------------------
                                 Weighted average             Weighted average
 Fixed  options        Shares    exercise price      Shares    exercise price
Outstanding at       ----------  ----------------  ---------- ----------------
 beginning of year   23,000,000       $.18         23,000,000      $.18
Granted                      --         --                 --        --
Exercised                    --         --                 --        --
                     ----------                    ----------
Outstanding at
 end of year         23,000,000       $.18         23,000,000      $.18
                     ==========                    ==========
Options exercisable
 at year end         22,750,000                    22,250,000
Weighted average of
 fair value of
 options granted
 during the year                        --                          --

  The following table summarizes information about Equity Incentive Plan options outstanding at August 31, 1999:


                      PURE CYCLE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

          Options Outstanding                       Options Exercisable
--------------------------------------      ---------------------------------

Range of              Weighted average      Weighted                Weighted
Exercise   Number       remaining            average      Number     average
Price     Outstanding  contract life        ex. price  exercisable  ex. price
--------  ----------- ---------------       ---------  -----------  ---------
 .18       23,000,000        2.75               .18     22,750,000     .18
 .18       23,000,000        2.75               .18     22,750,000     .18
          ==========                                   ==========

   No options were exercised during the years ended August 31, 1999 and 1998.

     Warrants

   As discussed in Note 7, the Company has issued warrants which remain outstanding, between 1990 and 1998 to purchase 24,403,000 shares of the Company's stock at $.18 per share in connection with the sale of profits interests in the Rangeview WCA, which were subsequently converted into participating interests in the CAA. The warrants expire 6 months after the payment of the participating interests in the CAA.

  No warrants were exercised during the years ended August 31, 1999 and 1998.

NOTE 10 - INCOME TAXES

   The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 1999 and 1998 are presented below.
                                                 1999           1998
                                                 ----           ----
     Deferred tax assets:
       Net operating loss carry forwards     $ 2,712,000   $ 2,635,000
       Less valuation allowance               (2,712,000)   (2,635,000)
                                               ---------     ---------
       Net deferred tax asset                $        --   $        --
                                               =========     =========

   The valuation allowance for deferred tax assets as of August 31, 1999 was $2,712,000. The net change in the valuation allowance for the year ended August 31, 1999 was a net increase of $77,000, attributable to the net operating loss incurred during the year. Since this is the only temporary difference, the accompanying statements of operations reflect no income tax benefit.

At August 31, 1999, the Company has net operating loss carry forwards for federal income tax purposes of approximately $6,973,000, which are available to offset future federal taxable income, if any, through fiscal 2018.

NOTE 11 - INFORMATION CONCERNING BUSINESS SEGMENTS

During the year ended August 31, 1999, the Company adopted SFAS No. 131 Disclosure About Segments of an Enterprise and Related Information which requires the Company to report information about its operating segments.

The Company has two lines of business: one segment is the design and construction of water and wastewater systems pursuant to the Service Agreements to provide water and wastewater service to customers within the Service Area; and the second is the operation and maintenance of the water and wastewater systems which serve customers within the Service Area.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see
Note 2). The Company evaluates the performance of its segments based on operating income of the respective business units.






                      PURE CYCLE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS

NOTE 11 - INFORMATION CONCERNING BUSINESS SEGMENTS (continued)

Segment information for the years ended August 31, 1999 and 1998 is as follows:

                          1999                                1998
              ------------------------------   -------------------------------
                         Water                                Water
              ------------------------------   -------------------------------
              Construction  Service    Total   Construction   Service   Total
              -----------   -------  --------  ------------   -------  -------
Revenues      $   462,292   $35,425  $498,317    $     --     $25,366  $25,366
Gross Margin      103,883    30,625   134,508          --      20,566   20,566
Total Assets           --   126,611   126,611          --     114,088  114,088
Depreciation,
 Depletion and
 Amortization          --     1,143     1,143          --       1,946    1,946
Capital Expenditures   --   310,824   310,824          --      91,832   91,832

NOTE 12 - LEASES

  The Company leases office facilities/equipment on a month-to-month basis under an operating lease agreement. Rent expense for the years ended August 31, 1999 and 1998 was $24,000 and $24,000 resepctively.

NOTE 13 - SUBSEQUENT EVENT

  Subsequent to year end, on September 7, 1999, the Company entered into a Plan of recapitalization authorizing the issuance of 666,667 shares of Series C2 Convertible Preferred Stock to Thomas P. Clark in exchange for 666,667 shares of outstanding common stock of the Company. On September 7, 1999, the Company entered into a Stock Purchase Agreement to sell 666,667 shares of common stock to be received from Mr. Clark at a purchase price of $.18 per share resulting in proceeds to the Company of $120,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.
                             PART III

Item 9.   Directors, Executive Officers, Promoters and Control
      Persons; Compliance with Section 16(a) of the Exchange Act

  The following are the officers and directors of the Company as of August 31, 1999:

          Name               Age      Position(s) with the Company
-------------------------    ---      ------------------------------------
Margaret  S.  Hansson . . .   75      Director,  Chairman,  Vice President
Fletcher L. Byrom . . . .     81      Director
Thomas  P.  Clark  .  .  .    63      Director,  President, Treasurer
George M. Middlemas . . .     53      Director
Richard L. Guido  . . . .     55      Director
Mark  W.  Harding  . . . .    36      Chief Financial  Officer, Secretary

MARGARET S. HANSSON
   Ms. Hansson has been a Director of the Company since April 1977 and Chairman since September 23, 1983, and was the Chief Executive Officer of the Company from September 23, 1983 to January 31, 1984. From 1976 to May 1981, she was President of GENAC, Inc., a Boulder, Colorado firm, which she founded. From 1960 to 1975, Ms. Hansson was President and Chairman of Gerry Baby Products Company (formerly Gerico, Inc.), now a division of Evenflo. She is a Director of Norwest Banks of Colorado, Blue Cross Blue Shield of Colorado, Staodyn Inc., Colorado Capital Alliance, Gateway Technologies Inc., Reality Quest Inc., and the Midwest Group of Funds. Ms. Hansson received her Bachelor of Arts degree from Antioch College.

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

GEORGE M. MIDDLEMAS
   George M. Middlemas has been a Director of the Company since April 1993. Mr. Middlemas is a general partner with the Apex Investment Partners, a diversified venture capital management group. From 1985 to 1991, Mr. Middlemas was Senior Vice President of Inco Venture Capital Management, primarily involved in venture capital investments for Inco. From 1979 to 1985, Mr. Middlemas was a Vice President and a member of the Investment Committee of Citicorp Venture Capital Ltd., where he sourced, evaluated and completed investments for Citicorp. Mr. Middlemas is a director of RSA Securities, Inc., Online Resources & Communications Corporation, Tut Systems, Data Critical Inc., and Pennsylvania State University - Library Development Board. Mr. Middlemas received Bachelor degrees in History and Political Science from Pennsylvania State University, a Masters degree in Political Science from the University of Pittsburgh and a Master of Business Administration from Harvard Business School.

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

Section 16(a) Beneficial Ownership Reporting Compliance

   The Company's directors and executive officers and persons who are beneficial owners of more than 10% of the Company's Common Stock are required to file reports of their holdings and transactions in Common Stock with the Securities and Exchange Commission and furnish the Company with such reports. Based solely upon its review of the copies the Company has received or upon written representations from these persons, the Company believes that, as of November 8, 1999 all of the Company's directors, executive officers, and 10% beneficial owners had complied with the applicable Section 16 (a) filing requirements.

Item 10. Executive Compensation

                             Annual Compensation
               ----------------------------------------------
                                                       Other
Name                                                   Annual
and                                                    Compen-
Principal          Fiscal        Salary    Bonus       sation
Position            Year         ($)       ($)         ($)
--------------------------------------------------------------
Thomas P. Clark
Pres./CEO           1999         60,000         0          0
                    1998         60,000         0          0
                    1997         60,000         0          0


   For all other executive officers, consisting of two persons, total annual salary and bonuses were less than $100,000.
Item 11.   Security Ownership of Certain Beneficial Owners and
Management

   The following table sets forth, as of November 8, 1999, the beneficial ownership of the Company's issued and outstanding Common Stock, Series A-1 Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series C1 Preferred Stock and Series C2 Preferred Stock by each person who owns of record (or is known by the Company to own beneficially) 5% or more of each such class of stock, by each director of the Company, each executive officer and by all directors and executive officers as a group. Except as otherwise indicated, the Company believes that each of the beneficial owners of the stock listed has sole investment and voting power with respect to such shares, based on information provided by such holders.

                           Common Stock

                                                            Percent of
Name & Address of              Number of Common            Outstanding
Beneficial Owner                 Stock Shares             Common Shares
---------------------------    -----------------          -------------
Thomas P. Clark                  27,264,854                 32.9%  (9)
5650 York Street, Commerce                                        (18)
City, Colorado 80022
George Middlemas                  1,000,000                  1.3%  (1)
2440 N. Lakeview Ave                                              (11)
Chicago, IL  60614

Richard L. Guido                          0                   0%   (9)
145 King Street West
Toronto, Ontario, Canada

Margaret S. Hansson                8,246,000                9.5%   (2)
2220 Norwood Avenue                                                (9)
Boulder, Colorado 80304

Fletcher L. Byrom                  7,100,000                8.3%   (3)
P.O. Box 1055                                                      (9)
Carefree, AZ  85377

Mark W. Harding                    6,960,000                 8.9%  (4)
5650 York Street, Commerce
City, Colorado 80022

INCO Securities Corporation        4,700,000                 5.7%  (5)
One New York Plaza                                                 (9)
New York, New York  10004

Apex Investment Fund II L.P.      16,754,500                 18.8% (6)
233 S. Wacker Drive,                                              (11)
Suite 9600                                                        (12)
Chicago, Illinois  60606

Environmental Venture              6,278,181                  7.7% (7)
Fund, L.P.                                                        (11)
233 S. Wacker Drive, Suite 9600
Chicago, Illinois  60606

Environmental Private Equity       7,142,320                  8.6% (13)
Fund II, L.P.                                                      (16)
233 S. Wacker Drive, Suite 9600
Chicago, Illinois  60606

The Productivity                   4,781,846                   5.9%  (8)
Fund II, L.P.                                                       (11)
233 S. Wacker Drive, Suite 9600
Chicago, Illinois  60606

Proactive Partners L.P.            3,579,052                   4.4%  (13)
50 Osgood Place, Penthouse
(17)
San Francisco, California 94133

All Officers and Directors        50,570,854                  47.9%   (12)
as a group (6 persons)                                                (18)
                                                                      (19)
                                                                      (20)






                          Preferred Stock

                      Number of                 Number of                 Number of
                      Series  A   Percentage    Series B     Percentage    C, C1,C2       Percent of
Name and Address of   Preferred   Outstanding   Preferred   Outstanding    Preferred     Outstanding
Beneficial Owner       Shares       Shares       Shares        Shares       Shares         Shares
------------------    ---------   -----------   ---------   -----------   ----------     -----------
Thomas P. Clark                                  346,000     80.0% (14)
5650 York Street,
Commerce City                                                             3,200,000      100.0% (18)
80022                                                                       500,000      100.0% (19)
                                                                            666,667      100.0% (20)
Apex Investment Fund
 II L.P.               408,000        25.5%
233 S. Wacker Drive,
Suite 9600
Chicago, Illinois
60606

Environmental Private
Equity Fund II, L.P.   600,000        37.5%
233 S. Wacker Drive,
Suite 9600
Chicago, Illinois
60606

Proactive Partners
L.P.                  500,000         31.5%
50 Osgood Place,
Penthouse
San Francisco,
California 94133

LC Holdings, Inc.                              432,513     100.0%
5650 York Street,
Commerce City, Colorado

LCH, Inc.                                       86,503       20.0% (15)
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

(4) Includes 6,750,000 shares purchasable by Mr. Harding under a currently exercisable option.

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

(10)    Intentionally omitted.

(11) Each of the Apex, EVFund, PFund, and EPFund (the "Apex Partnerships") is controlled through one or more partnerships. The persons who have or share control of such stockholders after looking through one or more intermediate partnerships are referred to herein as "ultimate general partners." The ultimate general partners of Apex are: First Analysis Corporation, a Delaware corporation ("FAC"), Stellar Investment Co. ("Stellar"), a corporation controlled by James A. Johnson ("Johnson"); George Middlemas ("Middlemas"); and Chartwell Holdings Inc. ("Chartwell"), a corporation controlled by Paul J. Renze ("Renze"). The ultimate general partners of EVFund are: FAC; F&G Associates ("F&G"); William D. Ruckelshaus Associates, a Limited Partnership ("WDRA"); and Banc America Robertson, Stephens & Co. ("BARS"). The ultimate general partners of PFund are FAC and Bret R. Maxwell ("Maxwell"). The ultimate general partners of EPFund are FAC, Maxwell, RS, Argentum Environmental Corporation ("AEC") and Schneur Z. Genack, Inc. ("SZG").

   The business address of FAC, Stellar, Johnson, Middlemas, and Maxwell is 233 S. Wacker Drive, Suite 9600. Chicago Illinois 60606. The business address of Renze and Chartwell is 20 N Wacker Dr., Suite 2200, Chicago IL 60606. Each of AEC and SZG maintains its business address c/o The Argentum Group ("TAG"), 405 Lexington Avenue, 54th Floor New York, New York 10174. The persons who take actions on behalf of AEC and SZG with respect to their functioning as ultimate general partners of EPEF are SZG, Daniel Raynor ("Raynor") and Walter H. Barandiaran ("Barandiaran"). Each of Raynor and Barandiaran is principally employed as an executive of TAG and maintains his business address at the TAG address. TAG's principal business is Merchant banking. SZG is principally employed as a private investor and maintains his business address at 18 East 48th Street, Suite 1800, New York, New York 10017. The business address of F&G and Harvey G. Felson ("Felson") who takes actions on behalf of F&G with respect to its functioning as a ultimate general partner of EVFund, is 123 Grove Avenue, Suite 118, Cedarhurst, New York 11516. WDRA and Paul B. Goodrich the person who takes action on behalf of WDRA with respect to its functions on behalf of WDRA with respect to its functioning as general partner of EVFund, maintains its business address at 1201 Third Avenue, 39th Floor, Seattle, Washington 98101. BARS maintains its business address at One Embarcadero Center, San Francisco, California 94111. BARS maintains its business address at 555 California St., San Francisco, CA 94111. The person who takes actions on behalf of BARS with respect to its functioning as an ultimate general partner of EVF and EPEF is Charles R. Hamilton ("Hamilton"). Hamilton is principally employed as a partner is BARS and maintains his principal business address at BARS.

   By reason of its status as a general partner or ultimate general partner of each of Apex Partnerships, FAC may be deemed to be the indirect beneficial owner of 34,956,847 shares of Common Stock, or 38.1% of such shares. By reason of his status as the majority stockholder of FAC, F. Oliver Nicklin may also be deemed to be the indirect beneficial owner of such shares. By reason of their status as ultimate general partners of Apex, Stellar (and through Stellar, Johnson, Middlemas, Chartwell and through Chartwell and Renze) may be deemed to be the indirect beneficial owners of 16,754,500 shares of Common Stock, or 18.8% of such shares. When these shares are combined with his currently exercisable option to purchase 1,000,000 shares of Common Stock, Middlemas may be deemed to be the beneficial owner (directly with respect to the option shares and indirectly as to the balance) of 17,754,500 shares of Common Stock, or 19.9% of such shares.

   By reason of his status as an ultimate general partner of PFund and EPFund, Maxwell may be deemed to be the indirect beneficial owner of 11,924,166 shares of Common Stock, or 14.2% of such shares.

   By reason of F&G's and WDRA's status as an ultimate general partners of EVFund, F&G, WDRA and their respective controlling persons may be deemed to be the indirect beneficial owners of
6,278,181 shares of Common Stock, or 7.7% of such shares. By reason of AEC's and SZG's status as ultimate general partners of EPFund, AEC, SZG and their and their controlling persons may be deemed to be the indirect beneficial owners of 7,142,320 shares of Common Stock, or 8.7% of such shares. By reason of Genack's interest in F&G, AEC and SZG, he may be deemed to be the indirect beneficial owner of 13,420,501 shares of Common Stock, or 15.8% of such shares.

   By reason of BARS's status as a general partner of EVFund and an ultimate general partner of EPFund, BARS and its controlling persons may be deemed to be the indirect beneficial owners of 13,420,501 shares of Common Stock, or 15.8% of such shares.

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

(12) Includes 22,750,000, shares purchasable by directors and officers under currently exercisable options.

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

(18) Includes 3,200,000 shares of Series C Preferred Stock, which
Mr. Clark, the Company's president owns which are convertible to 3,200,000 shares of common stock if the Company has sufficent authorized but unissued shares of common stock.

(19) Includes 500,000 shares of Series C1 Preferred Stock , which
Mr. Clark, the Company's president owns which are convertible to 500,000 shares of common stock if the Company has sufficent authorized but unissued shares of common stock

(20) Includes 666,667 shares of Series C2 Preferred Stock , which Mr. Clark, the Company's president owns which are convertible to 666,667 shares of common stock if the Company has sufficent authorized but unissued shares of common stock

Item 12.  Certain Relationships and Related Transactions

   From time to time since December 6, 1987, Thomas P. Clark, a Director and President of the Company, loaned funds to the Company to cover operating expenses. These funds have been treated by the Company as unsecured debt, and the promissory notes with interest at 8.36% to 9.01% per annum, issued to Mr. Clark on various dates are payable October 15, 2000. To date, Mr. Clark has loaned the Company $284,178 of which $43,350 has been repaid, leaving a balance of $240,828. As of August 31, 1999, accrued interest on the Notes totaled $182,672. All loans were made on terms determined by the board members, other than Mr. Clark, to be at market rates.

  Additionally, LCH, Inc., a Delaware corporation which owns 20% of LC Holdings, Inc. and is thereby affiliated with Mr. Clark, who owns 80% of LC Holdings, Inc., loaned the Company a total of
$950,000  between November, 1988 and February, 1989.   These  funds
were represented by two Demand Promissory Notes (the "Notes") with interest at a rate equal to the rate announced from time to time by Mellon Bank, Pittsburgh, Pennsylvania as its "prime rate" plus 300 basis points from the date of the first advance thereunder until maturity, payable quarterly beginning on the first day of April, 1989 and continuing thereafter on the first day of each subsequent
calendar  quarter.  No payments were made on the Notes.   An  April
25, 1989 Assumption of Obligations Agreement assigned the entire debt of $950,000 to Rangeview Development Corp., which was a wholly-owned subsidiary of the Company until it was dissolved in fiscal 1997 and further assigned $750,000 of that $950,000 to Rangeview Company, L.P a limited partnership in which LCH held a 45% interest
and  Rangeview  Development Corporation held a  55%  interest.   In
February of 1991, LCH transferred its interest in Rangeview Company, L.P. to the Company in exchange for a $4,000,000 profits interest in the Rangeview Project paid subsequent to the first
$31,807,000  profits  interest allocated to other  investors.   The
Company's wholly-owned subsidary Rangeview Development Corporation was dissolved in August 1997. In connection with the Settlement Agreement, LCH consented to be paid its $4,000,000 profits interest from the sale or other disposition of the Export Water subsequent to payment of $31,807,000 owed under the CAA. During fiscal year ended August 31, 1998, the Company reached an agreement with LCH, Inc. to defer payment of the principal amount of the Notes, plus interest until October 1, 2000. No additional consideration is due to LCH, Inc. for the deferral. The board members, other than Mr. Clark, determined the transactions are at fair market value taking into consideration the risk to LCH, Inc.

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

       3(a).8   Certificates  of Designation  for  the  Series  A-1
       Preferred Stock Filed July 21, 1998.**

       3(a).9    Certificates  of  Amendment  to   Certificate   of
       Incorporation  filed  September 2, 1998  (Series  C).**

       3(a).10    Certificates  of  Amendment  to   Certificate   of
       Incorporation filed November 5, 1999 (Series C1), filed herewith.

	 3(a).11    Certificates  of  Amendment  to   Certificate   of
       Incorporation filed November 5, 1999 (Series C2), filed herewith.

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

  	 10.1 Agreement to defer payment of notes, dated June 6, 1998, by and between LCH inc. and the Company.**

  	 10.2 Equity Incentive Plan. Incorporated by references from Proxy State for Annual Meeting held April 2, 1993.

       10(h).2Service Agreement, dated April 19, 1996, by and between the Company, and the District. ***

       10(h).3Wastewater Service Agreement, dated January 22,
       1998, by and between the Company, and the District.***

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

* Incorporated by reference from Annual Report on Form 10-K for fiscal year ended August 31, 1991

**          Incorporated  by reference from Annual Report  on  Form
       10-KSB for fiscal year ended August 31, 1998.
***         Incorporated  by  reference from  Quarterly  Report  on
       Form 10-QSB for the quarterly period ended May 31, 1996.

(b) The Company has not filed any reports on form 8-K during the last quarter of fiscal 1999.
Signatures

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION



By:   /s/ Thomas P. Clark
      --------------------------
      Thomas P. Clark, President


Date:     November 25, 1999



   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Signature                      Title                  Date
-----------------------       ------------------      ------------------



/s/ Margaret S. Hansson       Chairman, Vice           November 25, 1999
-----------------------
Margaret S. Hansson           President, Director


/s/ Thomas P. Clark           President, Treasurer,    November 25, 1999
-----------------------       Director
Thomas P. Clark


/s/ Mark W. Harding           Principal Financial      November 25, 1999
-----------------------       Officer, Secretary
Mark W. Harding


/s/ Fletcher L. Byrom         Director                 November 25, 1999
-----------------------
Fletcher L. Byrom


/s/ George M. Middlemas       Director                 November 25, 1999
------------------------
George M. Middlemas


/s/ Richard L. Guido          Director                  November 25, 1999
------------------------
Richard L. Guido