Form 10QSB
period 1999-11-30
PURE CYCLE CORP
filed 2000-01-14
CIK 276720

Securities and Exchange Commission
                  Washington, D.C. 20549
                    __________________

                       Form 10-QSB
                 __________________________
 (Mark One)
  X     	 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             	 SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended November 30, 1999

 ___ 	 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
     	 EXCHANGE ACT

   For the transition period from __________ to __________

              Commission file number 0-8814

                  		PURE CYCLE CORPORATION
(Exact name of small business issuer as specified in its charter)

            	Delaware		                         		84-0705083
       (State of incorporation)		       	    (I.R.S. Employer
 	                                      	    Identification Number)

	5650 York Street, Commerce City, CO               	80022
 (Address of principal executive offices)        	(Zip Code)

Registrant's telephone number	(303) 292 - 3456
	______________________________________________________________________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 1999:

Common Stock, 1/3 of $.01 par Value		                 78,439,763
	      (Class)							                              (Number of Shares)

Transitional Small business Disclosure Format (Check one):   Yes [ ];  No [x]

Page

                           PURE CYCLE CORPORATION
                  INDEX TO NOVEMBER 30, 1999 FORM 10-QSB









Part I - Financial Information (unaudited)

Balance Sheets - November 30, 1999 and	3
August 31, 1999

Statements of Operations - For the three months	4
ended November 30, 1999 and 1998

Statements of Cash Flows - For the three months	5
ended November 30, 1999 and 1998

Notes to Financial Statements     	6

Management's Discussion and Analysis of	7
Results of Operations and Financial Condition

Signature Page	8



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












                                     2

Page

                             PURE CYCLE CORPORATION
                                BALANCE SHEETS
				                             (unaudited)

	                                         	November 30	  August 31
     	ASSETS		                               1999	      	  	1999
Current assets:
	Cash and cash equivalents	                $   930,604	  $   981,025
	Accounts Recievable	                               --	        6,106
	Prepaid expenses and other current assets	     11,259	       11,259
		Total current assets	                        941,863      	998,390
Investment in water and systems:
	Rangeview water supply	                    13,300,938	   13,282,485
	Paradise water supply                       5,482,303	    5,482,303
	Rangeview Water System	                       126,611 	     126,611
		Total investment in waterand systems	     18,909,852	   18,891,208
Note receivable, including accrued interest	   327,670	      321,794
Other assets	                                    1,441	       22,596
                                          $ 20,180,826	 $ 20,234,179

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Accounts payable 	                                 --	       55,915
	Billings in excess of costs and
  estimated earnings  (Note 2)	                583,267	      895,379
	Accrued liabilities	                          168,972	       25,810
	   Total current liabilities	                 752,239	      977,104
Long-term debt - related parties,
 including accrued interest 	                4,079,726	    4,021,177
Other non-current liabilities 	                128,123	      128,123
Participating interests in Rangeview
 water supply	                              11,090,630	   11,090,630
Stockholders' equity:
	Preferred stock, par value $.001 per
		share; authorized - 25,000,000 shares:
     Series A1 - 1,600,000 shares issued
      and outstanding	                           1,600	        1,600
	    Series B - 432,514 shares issued
      and outstanding	                             433	          433
  		 Series C - 3,200,000 shares issued
      and outstanding	   	   	                   3,200	  	     3,200
  		 Series C1 - 500,000 shares issued
      and outstanding   	     	                    500		         500
  		 Series C2 - 666,667 shares issued
      and outstanding   	     	                    667		          --
	Common stock, par value 1/3 of $.01 per
		share; authorized - 135,000,000 shares;
		78,439,763 shares issued and outstanding    	261,584	       261,584
	Additional paid-in capital	                24,335,577	    24,216,244
	Accumulated deficit	                      (20,473,453)  	(20,466,416)
		Total stockholders' equity	                4,130,108	     4,017,145
		                                       	$ 20,180,826  	$ 20,234,179









          See Accompanying Notes to the Financial Statements
                                  3
Page

                        PURE CYCLE CORPORATION
                       STATEMENTS OF OPERATIONS
                            (unaudited)



                                         				Three Months Ended
                                         			November 30	 November 30
                                           				1999	      		1998

Water service revenue
	Tap fees	                                $          --	$          --
	Water usage fees	                                6,871	        6,371
	Water construction revenue                     312,112	           --
			                                             318,983	        6,371

Construction costs incurred (Note 2)	        (  242,066)          	--
Water service operating expense 	            (    1,300)	      (1,200)
Gross Margin	                                    75,617	        5,171

General and administrative expense           	(  55,975)	    ( 59,404)

Other income (expense):

	Interest income	                                16,496	       11,045

	Interest expense:
		Related parties	                            (  58,549)	    ( 50,045)
		Other	                                         15,374	    (   1,785)
Net Loss	                                      	$(7,037)    	$(95,018)


Loss per common share	                        $     --*	    	$     --*

Weighted average common shares
 outstanding                                 78,439,763     78,439,763
*	less than $.01 per share

















              See Accompanying Notes to the Financial Statements
                                      4
Page

                           PURE CYCLE CORPORATION
                          STATEMENTS OF CASH FLOWS
                                (unaudited)


				                   	                         Three Months Ended
                                      				November 30		      November 30
                                   					  		1999                1998
Cash flows from operating activities:
		Net loss		                               $(7,037)	          $(95,018)
		Adjustments to reconcile
	 	net loss to net cash provided by
			in operating activities:
		Depreciation and
			amortization		                               --                	287
	 Disposal of other assets                  21,155                 --
  Increase in accrued interest
					on note receivable		                  ( 5,876)           ( 16,876)
				Increase in accrued interest on long
				   term debt and other non-current
				   liabilities			                       58,549	             51,830
				Changes in operating assets
     and liabilities:
			Accounts receivable		                     6,106	                 --
			Accounts payable and accrued
    liabilities		                           87,247 	               541
			  Billings in excess of costs and
      estimated earnings		                (312,112)	            459,800
				Net cash provided by (used in)
						operating activities		              (151,968)	            400,564
Cash flows from investing activities:
			Investments in water supply		          ( 18,453)	           (29,368)
			Investment in Rangeview water system		       --	            (15,056)
					Net cash used in
     investing activities		               (	18,453)           	(44,424)
Cash flows from financing activities:
			Proceeds from sale of common stock      120,000	                 --
					Net cash provided by financing
      activities	                         	120,000	                 --
				Net increase (decrease)
					in cash and cash
					equivalents	                         	(50,421)           	356,140
				Cash and cash equivalents
 					beginning of period	                	981,025	            423,027
				Cash and cash equivalents
					end of period		                     $ 930,604	          $ 779,167











        See Accompanying Notes to the Financial Statements
                                5
Page

                      PURE CYCLE CORPORATION
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING PRINCIPLES

	The balance sheet as of November 30, 1999 and August 31, 1999, the statements of operations for the three months ended November 30, 1999 and 1998 and the statements of cash flows for the three months ended November 30, 1999 and 1998, have been prepared by the Company, without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at November 30, 1999 and for all periods presented have been made.

	Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form
10-KSB.  The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

NOTE 2 - CONSTRUCTION DEPOSITS

	Pursuant to its Service Agreements, the Company is obligated to provide water and wastewater service to a 400 acre development which will include the construction of a 500-bed Academic Model Juvenile Facility ("Model
Facility").  The Model Facility purchased the equivalent of 201 residential water taps at $8,165 per tap (or $1,641,165), and the equivalent of 156 residential wastewater taps at $4,000 per tap (or $624,000, collectively
$2,265,165).  Pursuant to its Service Agreements, the Company received
$1,372,014 from the water tap fees during fiscal 1999, and will receive
$624,000 from the sewer tap fees upon the initiation of construction of the wastewater treatment facility scheduled for second quarter 2000 for a combined total of $1,996,014.  The company began construction of the water system in fiscal year 1999 and has incurred costs as of the end of the quarter ended November 30, 1999 of $601,000 with the remaining portion of the water system currently under bonded contract for $349,000 for a combined total of $950,000.  Projected costs for construction of the wastewater system are $600,000 or combined water and wastewater costs of $1,550,000.

NOTE 3 - STOCKHOLDERS' EQUITY

	In September 1999, the Company entered into a Plan of Recapitalization and a
Stock Purchase Agreement whereby the Company issued 666,667 shares of
Series C2 Convertible Preferred Stock to the Company's President, Mr. Thomas
Clark, in exchange for 666,667 shares of common stock owned by Mr. Clark.
The Series C2 Convertible Preferred Stock converts into an equivalent number of shares of Common stock at the election of Mr. Clark provided the Company has authorized and unissued shares of Common Stock available.  The Company sold 666,667 shares of the Company's Common Stock at $.18 per share to 3 accredited investors who have previously invested in the Company.
Proceeds to the Company were $120,000.















                                    6
Page

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

	General and administrative expenses for the three months ended November 30,
1999 were approximately $3,429 lower than for the period ended November 30,
1998, primarily because of  compensation expense.  Net loss for the three months ended November 30, 1999 decreased approximately $87,982 compared to the three month ended November 30, 1998 primarily because of the revenues recognized pursuant to the percentage-of-completion of the construction of the water and wastewater systems for the Model Facility.

	During the three months ended November 30, 1999, the Company generated water service revenues of $318,984 compared to $6,371 for the period ended November 30, 1998 due primarily to the agreement with the Model Facility.
The Company incurred construction costs of $242,066 and has remaining construction deposits totaling $583,267. The Company recognized revenues from construction based on percentage-of-completion methodology. As of the quarter ended November 30, 1999, construction of the water and wastewater facilities for the Model Facility were approximately 39% complete. During the quarter ended November 30, 1999, the Company delivered approximately 5.5 million gallons of water to customers in the Service Area generating revenues from water sales of $6,871. The Company incurred approximately $1,300 in operating costs associated with the water service revenues.

Liquidity and Capital Resources

	At November 30, 1999, current assets exceed current liabilities by $189,624 and, the Company had cash and cash equivalents of $930,604.

	The Company is aggressively pursuing the sale and development of its water rights. The Company cannot provide any assurances that it will be able to sell its water rights. In the event a sale of the Company's water rights is not forthcoming and the Company is not able to generate revenues from the sale or development of its technology, the Company may sell additional portions of the Company's profit interest pursuant to the Water
Commercialization Agreement, incur short or long-term debt obligations or seek to sell additional shares of Common Stock, Preferred Stock or stock purchase warrants as deemed necessary by the Company to generate operating capital.

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

Year 2000

	The Company has completed its assessment of year 2000 issues on its computer systems, applications and water facilities. Conversion and testing activities have been completed.  The Company's cost for conversion
and testing for year 2000 compliance was less than $10,000.   As of the date of
this report the Company has not experienced any interruptions or failures in service as a result of the year 2000 problem and does not anticipate any year 2000 problems. The Company does have emergency preparedness procedures in the event of extended power service interruption to restore service to its
customers.   Such failures could materially and adversely affect the
Company's results of operations, liquidity and financial condition.


                                     7
Page

                          PURE CYCLE CORPORATION
                               SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


								PURE CYCLE CORPORATION

Date:

	January 14, 1999		              /S/  Thomas P. Clark
		                                   	Thomas P. Clark,
		                                   	President

Date:

	January 14, 1999		              /S/  Mark W. Harding
			                                   Mark W. Harding,
		                                   	Chief Financial Officer