Form 10QSB
period 2000-02-29
PURE CYCLE CORP
filed 2000-04-11
CIK 276720

Securities and Exchange Commission
Washington, D.C. 20549
__________________

Form 10-QSB
__________________________

(Mark One)
  X     	 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         	 SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2000

 ___ 	 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
     	 EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 0-8814

                   		PURE CYCLE CORPORATION
(Exact name of small business issuer as specified in its charter)

                    	Delaware	         			84-0705083
           (State of incorporation)			    (I.R.S. Employer
 		                                        Identification Number)

          	5650 York Street, Commerce City, CO   	80022
       (Address of principal executive offices)	(Zip Code)

             Registrants telephone number	(303) 292 - 3456
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

State the number of shares outstanding of each of the issuers classes of common equity, as of February 29, 2000:

Common Stock, 1/3 of $.01 par Value	            	78,439,763
	      (Class)						                           	(Number of Shares)

Transitional Small business Disclosure Format (Check one):   Yes [ ];  No [x]





PURE CYCLE CORPORATION
INDEX TO FEBRUARY 29, 2000 FORM 10-QSB







	Page

Part I - Financial Information (unaudited)

Balance Sheets  As of February 29, 2000 and      	3
August 31, 1999

Statements of Operations - For the three months	   4
ended February 29, 2000 and February 28, 1999

Statements of Operations  For the six months     	5
ended February 29, 2000 and February 28, 1999

Statements of Cash Flows - For the six months	     6
ended February 29, 2000 and February 28, 1999

Notes to Financial Statements     	                7

Management's Discussion and Analysis of	           8
Results of Operations and Financial Condition

Signature Page	                                    9





SAFE HARBOR STATEMENT UNDER THE UNITED STATES PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

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



PURE CYCLE CORPORATION
BALANCE SHEETS
(unaudited)

                                               		February 29,	August 31,
	ASSETS		                                           2000		       	1999
Current assets:
	Cash and cash equivalents	                    $   579,622	$   981,025
	Accounts Recievable	                                   --      	6,106
	Prepaid expenses and other current assets	          11,259	    11,259
		Total current assets	                             590,881	   998,390

Investment in water and systems:
	Rangeview water supply	                         13,322,487	13,282,485
	Paradise water supply	                           5,484,868	 5,482,303
	Rangeview water system	                            126,611    126,611
		Total investment in water and systems	         18,933,966	18,891,399

Note receivable, including accrued interest	        333,83     321,794

Other assets	                                        1,441	     22,596
	                                               19,860,121	 20,234,179

	LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
	Accounts payable 	                                139,222	    55,915
	Billings in excess of costs and
  estimated earnings  (Note 2)	                    281,918    895,379
	Accrued liabilities	                                3,692	    25,810
	   Total current liabilities	                     424,832   	977,104

Long-term debt - related parties,
including accrued interest 	                     4,139,838	 4,021,177

Other non-current liabilities 	                    128,123	   128,123

Participating interests in Rangeview
    water supply	                               11,090,630	11,090,630

Stockholders' equity:
	Preferred stock, par value $.001 per
		share; authorized - 25,000,000 shares:
   Series A1 - 1,600,000 shares issued
    and outstanding	                                 1,600	     1,600
	  Series B - 432,514 shares issued and outstanding	   433	       433
		 Series C 3,200,000 shares issued and outstanding  3,200	  	  3,200
		 Series C1  500,000 shares issued and outstanding    500 		     500
		 Series C2  666,667 shares issued and outstanding   	667 	       --
	Common stock, par value 1/3 of $.01 per
		share; authorized - 135,000,000 shares;
		78,439,763 shares issued and outstanding        	261,584	    261,584
	Additional paid-in capital	                    24,335,577	 24,216,244
	Accumulated deficit	                          (20,526,863)(20,466,416)
		Total stockholders' equity	                    4,076,698	  4,017,145
			                                           $ 19,860,121	$ 20,234,179

See Accompanying Notes to the Financial Statements

 PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)


                                       				   Three months Ended
                                        			February 29,	February 28,
                                          				2000	       		1999

Water service revenue
		Water construction revenues 	             $ 301,349	   $         --
		Water usage fees	                            10,449	          3,265
                                          			 311,798	          3,265

Construction costs incurred (Note 2)	        (233,719)           		--
Water service operating expense 	              (1,300)	        (1,200)

Gross Margin	                                  76,779          	2,065

General and administrative expense	           (83,519)	      (100,937)

Other income (expense):

	Interest income	                              13,442	         11,786
	Interest expense:
		Related parties	                            (60,112)	       (50,046)
		Other	                                           --	         (1,785)
Net Loss                                   		$(53,410)	     $(138,917)


Basic and diluted net loss per common share 	$       *	    	$       *

Weighted average common shares outstanding	  78,439,763			 78,439,763

*	less than $.01 per share





See Accompanying Notes to the Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)



                                    				     Six months Ended
		                                      	February 29,	February 28,
				                                        2000			       1999

Water service revenue
		Water construction revenues 	            $ 613,461	   $         --
		Water usage fees	                           17,321	          9,636
                                         			 630,782	          9,636

Construction costs incurred (Note 2)	       (475,786)		           --
Water service operating expense 	             (2,600)	        (2,400)

Gross Margin	                                152,396	          7,236

General and administrative expense	         (139,494)      	(157,941)

Other income (expense):

	Interest income	                             29,938	         22,831
	Interest expense:
		Related parties	                          (118,661)	      (100,091)
	       Other	                                15,374	         (3,570)
Net Loss		                                  $(60,447)     	$(231,535)


Basic and diluted net loss per common share	$       *		     $       *

Weighted average common shares outstanding	  78,439,763			 78,439,763

*	less than $.01 per share





See Accompanying Notes to the Financial Statements
PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)


				                   	                          Six months Ended
                                     				     February 29,		  February 28,
                                           							2000	          1999
Cash flows from operating activities:
		Net loss	                                     	$(60,447)	    $(231,535)
		Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
		Depreciation and amortization		                      --		          529
				    Disposal of other assets		                 21,155	            --
	Increase in accrued interest on note receivable	 (12,039)	     ( 22,752)
				Increase in accrued interest on long
				   term debt and other non-current liabilities	118,661	      103,661
				Changes in operating assets and liabilities:
			Accounts receivable		                             6,106	           --
			Billings in excess of costs and
    estimated earnings		                          (613,461)	      158,800
			Accounts payable and accrued liabilities	       	61,189	           540
				Net cash provided by (used in)
						operating activities	                      	(478,836)	        9,243

Cash flows from investing activities:
			Investments in water supply		                   (42,567)	     (113,858)
			Investment in Rangeview water system		               --	       (14,993)
					Net cash used in investing  activities		      (42,567)	     (128,851)

Cash flows from financing activities:
			Proceeds from sale of common stock		            120,000	        90,000
					Net cash provided by financing activities		   120,000	        90,000

				Net decrease in cash and cash equivalents		   (401,403)		     (29,608)
				Cash and cash equivalents
 					beginning of period	                        	981,025	       423,027
				Cash and cash equivalents
					end of period		                             $ 579,622	     $ 393,419


See Accompanying Notes to the Financial Statements
PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING PRINCIPLES

	The balance sheets as of February 29, 2000 and August 31, 1999, the statements of operations for the three and six months ended February 29, 2000 and
February 28, 1999 and the statements of cash flows for the three and six months ended February 29, 2000 and February 28, 1999, have been prepared by the Company and have not been audited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at
February 29, 2000 and for all periods presented have been made.

	Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-KSB.  The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

NOTE 2 CONSTRUCTION DEPOSITS

	Pursuant to its Service Agreements, the Company is obligated to provide water and wastewater service to a 400 acre development which will include the construction of a 500-bed Academic Model Juvenile Facility (Model Facility).
The Model Facility agreed to pay $2,265,165 for residential water and wastewater service.  Pursuant to its Service Agreements, the Company received $1,372,014 for water taps under the agreement during fiscal 1999, and will receive $624,000 from the wastewater taps upon the initiation of construction of the wastewater treatment facility, which is scheduled for the third quarter of fiscal 2000, for a combined total of $1,996,014.  The
Company began construction of the water system in fiscal year 1999 and has incurred costs related thereto of $613,000 during the six months ended
February 29, 2000 with the remaining portion of the water system currently under bonded contract for $337,000 for a combined total of $950,000.
Projected costs for construction of the wastewater system are $600,000;
projected costs for completion of the combined water and wastewater facilities are $1,550,000.

NOTE 3 - STOCKHOLDERS' EQUITY

	In September 1999, the Company entered into a Plan of Recapitalization and a
Stock Purchase Agreement whereby the Company issued 666,667 shares of Series
C-2 Convertible Preferred Stock to the Company's President, Mr. Thomas Clark,
in exchange for 666,667 shares of common stock owned by Mr. Clark.  The Series
C-2 Convertible Preferred Stock converts into an equivalent number of shares of Common stock at the election of Mr. Clark, provided the Company has authorized and unissued shares of Common Stock available.  The Company sold 666,667 shares of the Company's Common Stock at $.18 per share to 3 accredited investors, all of whom have previously invested in the Company.
Proceeds to the Company were $120,000.

	In January 1999, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 500,000 shares of Series
C-1 Convertible Preferred Stock to the Company's President, Mr. Thomas Clark, in exchange for 500,000 shares of Common Stock owned by Mr. Clark. The Series
C-1 Convertible Preferred Stock converts into an equivalent number of shares of Common stock at the election of Mr. Clark, provided the Company has authorized and unissued shares of Common Stock available. The Company sold 500,000 shares of the Company's Common Stock at $.18 per share to an accredited investor. Proceeds to the Company were $90,000.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

       During the three months ended February 29, 2000, the Company generated water service revenue of $311,798, compared to $3,265 for the period ended February 28, 1999, due primarily to the agreement with the Model Facility. Also during the three months ended February 29, 2000, Company incurred construction costs of $233,719 whereas no construction costs were incurred for the comparable period ended February 28, 1999. General and administrative expenses for the three months ended February 29, 2000 decreased $17,418, to $83,519, from $100,937 in the comparable period ended February 28, 1999, primarily because of higher compensation expense in the prior year. Net loss for the three months ended February 29, 2000 decreased approximately $85,507 compared to the three month ended February 28, 1999 primarily because of the revenues recognized pursuant to the percentage-of-completion method of accounting for the construction of the water and wastewater systems for the Model Facility

	During the six months ended February 29, 2000, the Company generated water service revenues of $630,782 compared to $9,636 for the period ended February
28, 1999 due primarily to the agreement with the Model Facility. Also during the six months ended February 29, 2000, Company incurred construction costs of $475,786 and has remaining construction deposits totaling $281,918. The Company recognized revenues from construction based on percentage-of-completion methodology. As of February 29, 2000, construction of the water and wastewater facilities for the Model Facility were estimated to be approximately 54% complete. During the quarter ended February 29, 2000, the Company delivered approximately 4.6 million gallons of water to customers in the Service Area, generating revenues from water sales of $17,321. The
Company incurred approximately $2,600 in operating costs associated with the water service revenue.

	General and administrative expenses for the six months ended February 29, 2000 decreased $18,447 to $139,494 from $157,941 in the comparable period ended
February 28, 1999, primarily because of higher compensation expense in the prior year.  Net loss for the six months ended February 29, 2000 decreased approximately $171,088 compared to the six month ended February 28, 1999 primarily because of the revenue recognized pursuant to the percentage-of-
completion method of accounting for the construction of the water and wastewater systems for the Model Facility.

Liquidity and Capital Resources

	At February 29, 2000, current assets exceed current liabilities by $166,049 and, the Company had cash and cash equivalents of $579,622.

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


								PURE CYCLE CORPORATION

Date:
April 10, 2000		           /S/  Thomas P. Clark
			                             Thomas P. Clark,
		                             	President

Date:
April 10, 2000		          /S/  Mark W. Harding
                            			Mark W. Harding,
			                            Chief Financial Officer