Form 10QSB
period 2000-05-31
PURE CYCLE CORP
filed 2000-07-17
CIK 276720

Securities and Exchange Commission
Washington, D.C. 20549
__________________

Form 10-QSB
__________________________

(Mark One)
  X     	 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	 SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 2000:

Common Stock, 1/3 of $.01 par Value		78,439,763
	      (Class)							(Number of Shares)

Transitional Small business Disclosure Format (Check one):   Yes [ ];  No [x]





PURE CYCLE CORPORATION
INDEX TO MAY 31, 2000 FORM 10-QSB







	Page

Part I - Financial Information (unaudited)

Balance Sheets - May 31, 2000 and	3
August 31, 1999

Statements of Operations - For the three months	4
ended May 31, 2000 and May 31, 1999

Statements of Operations - For the nine months	5
ended May 31, 2000 and May 31, 1999

Statements of Cash Flows - For the nine months	6
ended May 31, 2000 and May 31, 1999

Notes to Financial Statements     	7

Management's Discussion and Analysis of	8
Results of Operations and Financial Condition

Signature Page	9



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









2
PURE CYCLE CORPORATION
BALANCE SHEETS

                                           		      May 31,	August 31,
ASSETS                                            	  2000			1999
		                                                   	(unaudited)
Current assets:
	Cash and cash equivalents                     	$   383,266	$   981,025
	Accounts Receivable	                                    --	      6,106
	Prepaid expenses and other current assets	           11,259	    11,259
		Total current assets	                              394,525   	998,390

Investment in water projects:
	Rangeview water rights	                          13,351,179	13,282,485
	Paradise water rights	                            5,484,868	 5,482,303
	Rangeview Water System	                             126,611	     126,611
		Total investment in water projects	             18,962,658	18,891,399

Note receivable, including accrued interest	         340,569    321,794

Other assets	                                          1,441     22,596
	                                               $ 19,699,193	$20,234,179

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Accounts payable 	                            $      18,936	    55,915
	Billings in excess of costs and estimated
  earnings (Note 2)	                                 281,918   	895,379
	Accrued liabilities	                                  3,692	    25,810
	   Total current liabilities	                       304,546	   977,104

Long-term debt - related parties, including
 accrued interest 	                                4,203,075 	4,021,177

Other non-current liabilities 	                      128,123   	128,123

Participating interests in Rangeview
    water rights	                                 11,090,630	11,090,630

Stockholders' equity:
	Preferred stock, par value $.001 per
		share; authorized - 25,000,000 shares:
      Series A1 - 1,600,000 shares issued
        and outstanding	                              1,600	      1,600
	     Series B - 432,513 shares issued
        and outstanding	                                433      	  433
		    Series C - 3,200,000 shares issued
        and outstanding	                              3,200      	3,200
		    Series C1 -  500,000 shares issued
        and outstanding	                                500        	500
		    Series C2 - 666,667 shares issued
        and outstanding	                                667         	--
	Common stock, par value 1/3 of $.01 per
		share; authorized - 135,000,000 shares;
		78,439,763 shares issued and outstanding         	261,584	    261,584
	Additional paid-in capital	                     24,335,577	 24,216,244
	Accumulated deficit                           	(20,630,742)(20,466,416)
		Total stockholders' equity	                     3,972,819	  4,017,145
			                                            $ 19,699,193	$20,234,179



See Accompanying Notes to the Financial Statements
3
PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)



                                             				Three Months Ended
                                       			      May 31,	      May 31,
                                             				2000       			1999

	Water usage fees                           	$   12,279	 $    11,683
                                           			   12,279	      11,683

	Water service operating expense 	               (1,380)	     (1,200)

	Gross Margin	                                   10,899	      10,483

	General, administrative and marketing	       (  62,498)   	( 55,836)

Other income (expense)

	Interest income	                                10,958	       8,878
	Interest expense
		Related party	                               ( 63,237)	   ( 50,046)
		Other	                                             --	   (   1,785)

Net Loss		                                    $(103,878)   	$(88,304)

Basic and diluted net loss per common share	  $     --*		   $     --*

Weighted average common shares outstanding  	78,439,763		 	78,439,763

*	less than $.01 per share




















See Accompanying Notes to the Financial Statements
4
PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)



                                           				Nine Months Ended
                                    			      May 31,	      May 31,
                                          				2000	       		1999


	Water usage fees	                       $   29,600	    $  21,319
	Water  construction revenue	               613,461	           --
			                                         643,061	       21,319

	Construction costs incurred (Note 2)	     (475,786)	          --
	Water service operating expense 	       (    3,980)  	(    3,600)

Gross Margin	                               163,295	       17,719

	General, administrative and marketing  	(  201,993)	    (211,777)

Other income (expense)

	Interest income	                            40,896	       31,710
	Interest expense
		Related party	                         (  181,898)	   ( 150,136)
		Other	                                     15,374 	 (     5,355)
Net Loss		                               $( 164,326)   	$(317,839)

Basic and diluted net loss per
 common share	                            $     --*		   $     --*

Weighted average common shares outstanding	78,439,763			78,439,763

*	less than $.01 per share


















See Accompanying Notes to the Financial Statements
5
PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)


                                       				   Nine Months Ended
                                  			   	    May 31,      	 May 31,
                                  						      2000      	     1999
Cash flows from operating activities:
		Net loss	                                $(164,326)	    $(317,839)
		Adjustments to reconcile net loss to net cash
			 used in operating activities:
		Depreciation and amortization	                  --	         1,143
	Increase in accrued interest on
   note receivable	                           (18,775)	     (28,628)
Increase in accrued interest on long term debt and
	 other non-current liabilities	               181,898	      155,491
Changes in operating assets and liabilities:
		Accounts receivable	                           6,106	           --
			Accounts payable and accrued liabilities	   (59,097)	     (12,990)
		     Billings in excess of costs and
        estimated earnings	                   (613,461)	     104,496
		  Change in other assets	                     21,155	           --
				Net cash used in operating activities	    (646,500)	     (98,327)

Cash flows from investing activities:
			Investments in water rights	               ( 71,259)	    (162,922)
			Investment in Rangeview water system	            --	      (14,993)
					Net cash used in investing activities    	(71,259)    	(177,915)

Net cash provided by financing activities
proceeds from sale of stock 	                  120,000	        90,000

				Net decrease in cash and cash equivalents	(597,759)	     (186,242)

Cash and cash equivalents beginning of period	 981,025	       423,027

				Cash and cash equivalents end of period	 $ 383,266	     $ 236,785


















See Accompanying Notes to the Financial Statements
6
PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING PRINCIPLES

	The balance sheet as of May 31, 2000, the statements of operations for the three months and nine months ended May 31, 2000 and May 31, 1999 and the statements of cash flows for the nine months ended May 31, 2000 and May 31, 1999, have been prepared by the Company, without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at May 31, 2000 and for all periods presented have been made.

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

NOTE 2 - CONSTRUCTION CONTRACTS

	Pursuant to its Service Agreements, the Company is obligated to provide water and wastewater service to a 400 acre development which will include the construction of a 500-bed Academic Model Juvenile Facility ("Model
Facility").  The Model Facility purchased the equivalent of 201 residential water taps.  Pursuant to its Service Agreements, the Company received
$1,372,014 from the water tap fees during fiscal 1999, and will receive
$624,000 from the sewer tap fees upon the initiation of construction of the wastewater treatment facility scheduled for fourth quarter 2000 for a combined total of $1,996,014.  The Company began construction of the water system in fiscal year 1999 and has incurred costs as of the end of the quarter ended May 31, 2000 of $835,000. No construction activity occurred during the third quarter, however the Company did complete the design and bid documents for the wastewater facility which will begin construction in the fourth quarter with projected costs of $600,000. The Company recognizes revenue from construction based on percent-of-completion methodology.

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

















7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

During the three months ended May 31, 2000, the Company generated water usage revenues from the sale of water to customers within the Company's Service Area of $12,279 compared to $11,683 for the three months ended May 31, 1999, and incurred approximately $1,380 in operating costs compared to $1,200 for the three months ended May 31, 1999. No construction costs were incurred during the three months ended May 31, 2000 and accordingly, the Company recognized no revenue under the percent-of-completion method.

	During nine months ended May 31, 2000, the Company generated water usage revenues from the sale of water to customers within the Company's Service
Area of $29,600 compared $21,319 for the nine months ended May 31, 1999, and incurred approximately $3,980 in operating costs compared $3,600 for the nine months ended May 31, 1999.

	During the nine months ended May 31, 2000, the Company generated water service revenues of $643,061 of which $613,461 were water construction revenues due primarily to the agreement with the Model Facility.  Also during the nine months ended May 31, 2000, Company incurred construction costs of $475,786.
Completion of the water facilities by the Company's contractor was approximately 118 days late.  The contracts for construction of the water facilities with the contractor included provision for liquidated damages for late completion total $1,000 per day.  The Company has retained approximately $100,000 from the contract pending resolution of the liquidated damages by the contractor and the contractor's surety bond company.  The
Company recognizes revenue from construction based on percentage-of-
completion methodology.  As of May 31, 2000, construction of the water and wastewater facilities for the Model Facility were estimated to be approximately 54% complete.

	During the three months ended May 31, 2000, the Company delivered approximately
6.7 million gallons of water to customers in the Service Area. During the nine months ended May 31, 2000, the Company delivered approximately 16.8 million gallons of water to customers in the service Area.

	General, administrative and marketing expenses for the three months ended May
31, 2000 were approximately $6,700 higher than for the three months ended
May 31, 1999.  General, administrative and marketing expenses for the nine months ended May 31, 2000 were approximately $10,000 lower than for the nine
months ended May 31, 1999.   Interest expense for the three and nine months
ended May 31, 2000 were approximately $13,000 and $32,000 higher than for the respective periods ended May 31, 1999, primarily due to higher interest rates.  Net loss for the three months ended May 31, 2000 was approximately
$15,500 higher than for the three months ended May 31, 1999, primarily due
to higher interest costs.   Net loss for the nine months ended May 31, 2000
was approximately $153,500 lower than for the nine months ended May 31, 1999 primarily due to revenue received during fiscal 1999 for the construction of the water and wastewater facilities for the Model Facility.

Liquidity and Capital Resources

	At May 31, 2000, current assets exceed current liabilities by $53,979 and, the Company had cash and cash equivalents of $383,266. Net cash used in operating activities for the nine months ended May 31, 2000 was $646,500.
The Company received construction contract payments in Fiscal year 1999 to fund the construction costs incurred in Fiscal 2000.

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

8


Liquidity and Capital Resources (continued)

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


9
PURE CYCLE CORPORATION
SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


								PURE CYCLE CORPORATION

Date:

	July 14, 2000		  /S/  Thomas P. Clark
			Thomas P. Clark,
			President

Date:

	July 14, 2000		  /S/  Mark W. Harding
			Mark W. Harding,
			Chief Financial Officer




10