Form 10KSB
period 2000-08-31
PURE CYCLE CORP
filed 2000-11-29
CIK 276720

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


Form 10-KSB


	 X 		ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF
				     THE SECURITIES EXCHANGE ACT OF 1934

	    		TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF
	  	          THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2000

Commission File Number   0-8814

PURE CYCLE CORPORATION
(Name of small business issuer as specified in its charter)

         Delaware	                         84-0705083
(State of incorporation)                 (I.R.S. Employer
	                                Identification No.)

8451 Delaware Street, Thornton, CO  80260
(Address of principal executive office) (Zip Code)

Issuer's telephone number:   (303) 292-3456

										Name of
Securities registered under Section   Title  exchange which
12(b) of the Exchange Act:		 of Class on which registered
								None			None

Securities registered pursuant to Section 12(g) of the Exchange
Act:
Common Stock,
1/3 of $.01 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Revenues for fiscal year ended August 31, 2000:	$ 951,868

Aggregate market value of voting stock held by non-affiliates: $
8,628,374 (based upon closing price on the OTC Bulletin Board on November 1, 2000)

Number of shares of Common Stock outstanding, as of November 16,
2000:    78,439,763

Transitional Small Business Disclosure Format(Check One): Yes [
] No [x]

Documents incorporated by reference:  None
Table of Contents

Item		Part I								Page

1.	Description of Business 		3

2.	Description of Property 		6

3.	Legal Proceedings		6

4.	Submission of Matters to a Vote of Security Holders
	6

	               Part II

5.	Market for the Common Equity and
	Related Stockholder Matters		7

6.	Management's Discussion and Analysis 		8

7.	Financial Statements 		11

8.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure 		24

	               Part III

9.	Directors, Executive Officers, Promoters and
	Control Persons; Compliance with Section 16(a)
	of the Exchange Act  		25

10.	Executive Compensation 		26

11.	Security Ownership of Certain Beneficial
	Owners and Management   		27

12.	Certain Relationships and Related
	Transactions  		30

13.	Exhibits and Reports on Form 8-K 		30

	Signatures 		32

"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

	Statements that are not historical facts contained in this Annual Report on Form 10-KSB are forward looking statements that involve risk and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: the market price of water, changes in applicable statutory and regulatory requirements, changes in technology, uncertainties in the estimation of water available under decrees and timing and cost of development and delivery, uncertainties in the estimation of revenues and costs of construction projects, the strength and financial resources of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, delays in anticipated permit and start-up dates, environmental risks, the results of financing efforts, and general economic conditions.

PART I

Item 1. Description of Business

General

	Pure Cycle Corporation (the "Company") was incorporated in Delaware in 1976. The Company is engaged in providing water and wastewater services to customers located in the Denver area.
The Company operates water and wastewater systems which include designing, constructing, operating and maintaining systems serving customers in the Denver metropolitan area. The Company also owns patented water recycling technologies which are capable of processing wastewater into pure potable drinking water. There have been no significant changes in the way the Company does business during the year. The Company's focus continues to be to provide water and wastewater service to customers within its service area and to expand its service to other areas throughout the Denver metropolitan area and the southwestern United States.

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

	In addition to ownership of the Export Water Supply, the Company entered into eighty-five year water and wastewater privatization agreements ("Service Agreements") with the District to design, construct, operate, and maintain the District's water and wastewater systems to service customers within the District's 24,000 acre service area which is located in the greater Denver metropolitan area in Arapahoe County ("Service Area"). The District has reserved approximately 14,350 acre feet per year of water and surface reservoir storage capacity (collectively referred to as the "Service Area Water Supply") for use within the District's Service Area.

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

Description of Company Assets

Rangeview Water Supply

	In 1996, as part of a comprehensive settlement agreement with the State of Colorado ("Settlement Agreement"), the Company
purchased all of the District's outstanding bonds from the
holders of the securities and entered into a water privatization agreement between the District and the Company. As part of the Settlement Agreement, the Company entered into the Service
Agreements and purchased a fee interest to the Export Water
Supply, which consists of a total gross volume of 1,165,000 acre feet (approximately 11,650 acre feet per year) of non-tributary groundwater, the option to substitute 1,650 acre feet of tributary surface water for a total gross volume of 165,000 acre feet of non-tributary groundwater, and surface reservoir storage rights from the District in exchange for all the District's
outstanding bonds.   The Company is seeking to develop and
market its Export Water Supply to Denver area water providers that are in need of additional water supplies.

Comprehensive Amendment Agreement

	In order to acquire the District's outstanding bonds to enable the Company to enter into the Settlement Agreement and to acquire the Export Water Supply, the Company negotiated agreements with all the remaining bond holders and amended the Water Commercialization Agreement ("WCA") and its agreements with all prior investors in the WCA. Pursuant to the Comprehensive Amendment Agreement (the "CAA") entered into in conjunction with the Settlement Agreement, such bond holders and investors have a right to receive a total of $31,807,000 from the proceeds of a sale or other disposition of the Export Water
Supply (see Note 3 to the financial statements).

Service Agreements

	In 1996, the Company entered into an eighty-five year water privatization agreement with the District to design, construct, operate, and maintain the District's water system to provide water service to customers within the Service Area. The
District has reserved approximately 14,350 acre feet of water per year, together with surface reservoir storage capacity for the Company's use in providing water service to customers within the District's Service Area. In exchange for providing water service to customers within the Service Area, the Company will receive 95% of all amounts received by the District relating to water services remaining after payment of royalties to the State of Colorado Land Board.

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

	Development of the Rangeview water supply is are divided into two phases: one phase is the development and distribution of the Export Water Supply to Denver area water providers in need of additional water supplies; and the second, is the development of water and wastewater service to customers within the Service
Area.

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

Recycling Technology

	The Company developed and patented water recycling technology which converts single-family home wastewater/sewage into pure potable drinking water. The Company manufactured, installed and operated the single-family water recycling units in the late
1970's and early 1980's until halting production of the units in 1982. The Company has shifted its strategic market for its water recycling technology from its original single-family units to large municipal wastewater treatment applications. The
Company has not operated a large wastewater treatment plant using its technologies and there can be no assurance that the technology will be technically or economically feasible on a large scale. The Company, through its Wastewater Service
Agreement, will seek to apply its water recycling technology to treat municipal wastewater into pure potable water for reuse.

The Business

	Beginning in fiscal 1987, and continuing through fiscal 2000, the Company has acquired a portfolio of water assets which are described above in the Description of Company Assets. This portfolio of water assets can be used to provide water service to customers located throughout the Denver metropolitan area and the Company has acquired the exclusive right to provide water and wastewater service to customers located within the Service
Area. The Company seeks to utilize its water assets and wastewater treatment technologies to privatize other government owned water and wastewater systems in Colorado and throughout the western United States.

	The Rangeview Metropolitan District is a quasi-municipal, political subdivision of the State of Colorado and is empowered to provide water and wastewater services to approximately 24,000 acres of property located south and east of Denver metropolitan area, most of which is owned by the State of Colorado (the "Service Area").

	The development of the District's Service Area is dependent on growth in the Denver metropolitan area, and on the State of Colorado selling portions of its property located within the Service Area to parties interested in the development of the land. The District has reserved approximately 14,350 acre feet of water annually, together with surface reservoir storage capacity, to provide water service to the property. The
District completed a study to analyze the future development opportunities for the property and defined three categories of land uses: residential, commercial/light industrial, and open space. Approximately 10,000 acres is suitable for residential development accommodating up to 70,000 single-family homes;
approximately 2,200 acres is suitable for commercial and light industrial development along the primary access corridors; and the remaining 12,800 acres is suitable for open space (i.e.
parks, playing fields, and golf courses).

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

	In 1998, the Company entered into an agreement to provide water and wastewater service to a 400 acre development which will include the construction of a 500-bed Academic Model Juvenile Facility ("Model Facility"). The Model Facility paid a Water System Development and Water Resource Charge based on estimated water consumption, to fund construction of water and wastewater systems. Pursuant to its Service Agreements, the Company has received $1,998,014 of the total charges of $2,013,495 relating to the construction of the water and wastewater facilities. Additionally, the Company has received $154,800 from the State of Colorado for the construction of additional facilities related to the wastewater plant to be undertaken by the Company on behalf of the State of Colorado.
The Company has completed construction of the water facilities and has begun construction of the wastewater facilities which is projected to be completed by the end of the first quarter of fiscal year 2001. The Model Facility is projected to open in May 2001

	The 40 largest municipal water providers in the Denver metropolitan area deliver approximately 98% of the water consumed by residents and businesses in the Denver metropolitan area. The Company is actively marketing the Export Water Supply to each of the 40 largest providers during fiscal year 2000. The Export Water Supply could be sold for a lump sum amount or incrementally pursuant to the Company's service contracts whereby the Company will design, construct, operate and maintain the water system to deliver the water to customers. The timing, terms, and conditions of sales, if any, are dependent on the purchaser.

	The Company is also pursuing the sale of water from the Paradise Water Supply to users in the Denver metropolitan area and to cities, municipalities, and special districts in the downstream states of Arizona, Nevada and California. However, there are certain restrictions under the Colorado River Compact which relate to a reallocation of water from one state to another, including a requirement that a court decree authorizing the use of the water out of state be obtained and compliance with other interstate compacts or agreements, which would need to be resolved or complied with before the Paradise Water Supply can be sold to users outside of Colorado. If the Company is successful in selling its Paradise Water Supply, the Company would anticipate developing and constructing the facilities to deliver the water in a manner similar to the development and construction currently in progress related to the Model Facility. Other potential development opportunities for the Paradise Water Supply include, but are not limited to, the utilization of the artesian pressure for hydroelectric power generation and water leasing to agricultural interests, mineral interests, or recreational interests.

	The Company's business of providing water and wastewater services are subject to competitive factors since alternative providers are available. The Company is aware of other private water companies who are attempting to market competing service to municipal water providers in the Denver area. In addition, municipal water providers seeking to acquire water evaluate independent water owned by individuals, farmers, ranchers, and others. The principal factors affecting competition in this regard include, but may not be limited to, the availability of water for the particular purpose, the cost of delivering the water to the desired location, the availability of water during dry year periods, the quality and quanity of the water source, and the reliability of the water supply. The Company believes that its water provides the Company with an advantage over its competition because the water the Company owns has been designated for municipal use by decrees issued by Colorado water courts, and because of the quantity of water available, the quality of water, its location relative to the Denver metropolitan area, (and Paradise's location to deliver water to either downstream users or Denver area water users through exchanges or other transfers), and price. The quantity of water the Company has available for sale has been determined by court decrees of the Colorado water courts. The Company has had the quality and quantity of the Rangeview and Paradise Water Supply evaluated by independent appraisers and water engineers. The Rangeview water quality, without treatment, meets or exceeds all current federal and state drinking water standards.

	Water processing and municipal water recycling are also subject to competition from municipal water providers who also provide wastewater/sewage processing, and from regional wastewater/sewage processors. The majority of wastewater/sewage treatment is processed by approximately 10 major wastewater/sewage treatment providers. The majority of Denver area water providers participate in the Metropolitan Wastewater Authority which processes approximately 95% of the area's wastewater/sewage. The Company is not aware of any private companies providing wastewater/sewage treatment services in the Denver metropolitan area. The Company believes that it could have a competitive advantage because its wastewater treatment technology uses no toxic chemicals and the water after processing exceeds stringent water quality standards currently in effect. Additionally, residual material created in the wastewater treatment process can be composted into a high grade fertilizer for agricultural use.

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

	The Company currently leases office facilities from a related party at the address shown on the cover page.

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

	In March 1998, the Company joined a lawsuit initiated by others including the Rangeview Metropolitan District and the State of Colorado, Board of Land Commissioners ("State"), brought in the District Court of Arapahoe County, Colorado, against US Home Corporation seeking declaratory judgment affirming US Home Corporation's responsibilities under Lease S-37280 as amended and the Agreement to Exchange Real Property requiring US Home
Corporation to obtain water service from the District and the State for development activities on property governed under Lease S-37280. On April 23, 1999 the District Court of Arapahoe County entered an order of summary judgement in favor of US Home Corporation on all claims. The Company together with Rangeview and the State appealed the trial court's order. Subsequent to the fiscal year ended August 31, 20000, on September 21, 2000, the Colorado Court of Appeals affirmed the judgement of the trial court in favor of US Home Corporation. The Company will not seek further action in this matter.

Item 4.	Submission of Matters to a Vote of Security Holders

	No matters were submitted to a vote of stockholders during the fourth quarter ended August 31, 2000.


PART II

Item 5.	Market for Common Equity and Related Stockholder
Matters

Markets

	The table below shows for the quarters indicated the high and low bid prices of the common stock on the OTC Bulletin Board.
The Company's Common stock is traded on the OTC Bulletin Board under the trade symbol PCYL. As of November 15, 2000, there were 3,900 holders of record of the Company's Common stock.

	Calendar Quarter		Low	High

		2000	First	$.12	$.19
				Second	$.10	$.19
				Third	$.125	$.18
				Fourth	$.08	$.15

		1999	First	$.10	$.125
				Second	$.12	$.40
				Third	$.17	$.24
				Fourth	$.17	$.20

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



Recent Sales of Unregistered Securities

	In August 2000, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 1,666,667 shares of Series C-3 Preferred Stock to Mr. Thomas Clark in exchange for 1,666,667 shares of common stock owned by Mr. Clark.

	In August 2000, the Company comitted to issue, and four acredited investors comitted to purchase, a total of 763,333 shares of common stock, at $.15 per share generating proceeds to the Company of $114,500. As of August 31, 2000, the Company has not issued these shares, nor received payment from the investors. Payment was received from these investors subsequent to year end as follows: $10,000 on September 28, $4,500 on October 2, $50,000 on October 26, and $50,000 on October 27.

	In September 1999, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 666,667 shares of Series C-2 Preferred Stock to Mr. Thomas Clark in exchange for 666,667 shares of common stock owned by Mr. Clark. The Company sold 666,667 shares of the Company's Common Stock at $.18 per share to three accredited investor. Proceeds to the Company were $120,000. The shares were issued under Section 4(2) of the Securities Act of 1933.

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

General

	Pure Cycle is engaged in the privatization of municipal water and wastewater systems in Colorado. The Company seeks to use its water and water technologies to enhance the availability and quality of domestic drinking water. The Company purchased approximately 1,165,000 acre feet of water (11,650 acre feet annually) and entered into two eighty-five year water and wastewater Service Agreements with the Rangeview Metropolitan
District which will enable the Company to provide water and wastewater service to over 36 square miles of property located in the Denver area. The Company continues to develop its water recycling technologies and, will seek to integrate these technologies for processing wastewater into pure potable water for reuse into its wastewater service commitment to the District's Service Area.

	The Company is aggressively pursuing the marketing and sale of its water to municipal water providers in the Denver metropolitan region as well as users in Arizona, Nevada and California to generate current and long term revenue sources.
During fiscal year 2000, the Company recognized construction revenues of $916,601 and delivered approximately 37 million gallons of water to customers within the District's Service
Area. The Company continues to meet with developers and other parties interested in developing portions of the District's
Service Area. The District's Service Area is primarily undeveloped land owned by the State of Colorado situated in the growing Arapahoe County. A portion of the property is currently under development and the Company has constructed the water system and is in the process of constructing the wastewater system to serve customers on the property.

	In 1998, the Company entered into an agreement to provide water and wastewater service to a 400 acre development which will include the construction of a 500-bed Academic Model Juvenile Facility ("Model Facility"). The Model Facility paid a Water System Development and Water Resource Charge based on estimated water consumption, to fund construction of water and wastewater systems. Pursuant to its Service Agreements, the Company has received $1,998,014 of the total charges of $2,013,495 to be paid relating to the construction of the water and wastewater facilities. Additionally, the Company has received $154,800 from the State of Colorado for the construction of additional facilities related to the wastewater plant to be undertaken by the Company on behalf of the State of Colorado. The Company has completed construction of the water facilities and has begun construction of the wastewater facilities which are projected to be completed by the end of the first quarter of fiscal year 2001. The Model Facility is projected to open in May 2001

	In addition to the Company's Service Area activities, the Company continues to meet with Denver area water providers to develop and sell the Company's Export Water Supply. Denver area water providers continue to experience strong regional growth rates which continue to pressure their developed water supplies. The Company is marketing its Export Water Supply to water providers in need of supplemental water supplies. Additionally, the Company has presented water supply proposals to private and municipal water providers in Nevada, Arizona and California for the sale of the Company's 70,000 acre feet of Paradise Water Supply, understanding that certain legal issues relating to interstate water transfers may exist. The Company continues to discuss water supply arrangements with private companies and municipal water providers to whom it has made proposals. The Company continues to identify and market its water to other private companies and municipal water providers.

	At this time the Company is not able to determine the timing of water sales or the timing of development of the property within the District's Service Area. There can be no assurance that these sales can be made on terms acceptable to the Company or that development will occur. In the event water sales are not forthcoming or development of the property within the District's Service Area is delayed, the Company may sell additional portions of the Company's profits interest pursuant to the CAA, incur additional short or long-term debt obligations or seek to sell additional shares of common stock, preferred stock or stock purchase warrants as deemed necessary by the Company to generate operating capital. The Company's ability to ultimately realize its investment in its two primary water assets is dependent on its ability to successfully market the water, or in the event it is unsuccessful, to sell the underlying water. Under the provisions of the CAA, the other investors in the Rangeview project are to receive the first $31,807,000 from the sale or other disposition of the Export
Water Supply. The Company has agreed to pay the next $4,000,000 in proceeds to LCH, Inc., a company affiliated with the Company's president. The next $433,000 in proceeds are payable to the holders of the Company's Series B Preferred Stock. The Company retains 100% of the proceeds in excess of $36,240,000 from the sale or other disposition of the Export Water Supply.

Results of Operations

During fiscal year 2000, the Company generated water usage revenues from the sale of water to customers within the Company's Service Area of $53,886 compared to $35,425 for fiscal 1999, and incurred approximately $8,690 in operating costs compared to $4,800 for fiscal 1999. The Company incurred construction costs of $700,142 and recognized construction revenues of $916,601 in fiscal year 2000 compared to costs and revenues of $359,009 and $462,892 in fiscal year 1999. The Company recognized revenues from construction based on percentage-of-completion methodology.

	General, administrative and marketing expenses for fiscal year 2000 were $273,000 approximately $22,000 lower than for fiscal year 1999. Interest income increased to $51,000 in fiscal year
2000, as compared to $40,000 for fiscal year 1999 due primarily to an increase in the average balance in the Company's cash operating accounts. Interest expense increased approximately
$22,000 to $266,000 as compared to $234,000 in fiscal year 1999 due primarily to a higher level of outstanding loan balances and an increas in the prime lending rate. Net loss for fiscal year
2000 was approximately $278,000 lower than for fiscal year 1999, primarily due to recognition of construction revenues and the extinguishment of old liabilities.

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

	The Company's working capital at August 31, 2000 was $164,355, which includes $114,500 of common stock subscriptions that were received in October 2000. The Company has billings in excess of costs and estimated earnings from the construction of water and wastewater facilities for the Model Facility of $772,500 at August 31, 2000. The Company expects to incur additional costs in fiscal 2000 to complete the wastewater facilities for the Model Facility which will be funded primarily from existing cash balances. The Company believes that at August 31, 2000, it has sufficient working capital and available credit to fund its operations for the next year or longer. There can be no assurances, however, that the Company will be successful in marketing the water from its two primary water projects in the near term. In the event sales are not achieved, the Company may sell additional participating interests in its water projects, incur additional short or long-term debt or seek to sell additional shares of common or preferred stock or stock purchase warrants, as deemed necessary by the Company, to generate working capital.

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

Operating Activities

	During fiscal 2000, cash used in operating activities was approximately $139,000, compared to cash provided by operating activities of approximately $779,000 in fiscal 1999. Payments to contractors in fiscal 2000 accounted for the cash used in operations in fiscal 2000. The Company expects that payments received pursuant to its Service Agreements will be in excess of estimated costs to complete the construction of the Model Facility's wastewater system. Budgeted operating costs are expected to remain the same and it is anticipated that a similar level of cash will be used in the Company's general and administration operations during fiscal 2000. Completion of the water facilities by the Company's contractor was approximately 205 days late. The contracts for construction of the water facilities with the contractor included provision for liquidated damages for late completion total $1,000 per day. The Company has retained approximately $100,000 from the contract pending resolution of the liquidated damages by the contractor and the contractor's surety bond company.

	In August 1998, the Company entered into an agreement to provide water and wastewater service to a 400 acre development which will include the construction of a 500-bed Model Facility. The Company is designing, constructing, and will operate and maintain the water and wastewater system to provide service to the Model Facility. Projected costs for construction of the water system are approximately $950,000, and projected costs for construction of the wastewater system are $548,000 for combined costs of $1,498,000. These costs will be funded by construction revenues.

	As of August 31, 2000, construction of the combined water and wastewater facilities for the Model Facility was estimated to be approximately 64% complete compared to 23% at August 31, 1999.
During fiscal year 2000, the Company delivered approximately 37 million gallons of water to customers in the Service Area compared to 29 million gallons in fiscal year 1999.

Investing  Activities

	Cash used in investing activities for fiscal 2000 was approximately $142,000. Costs of approximately $142,000 were incurred relating to the Rangeview and Paradise Water Supply projects. Cash used in investing activities for fiscal 1999 was approximately $310,000. In fiscal 1999, costs of approximately $298,000 were incurred relating to the Rangeview and Paradise Water Supply projects and costs of approximately $12,000 were incurred relating to the development of a water system serving customers within the District's Service Area.

Financing Activities

	In August 2000, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 1,666,667 shares of Series C-3 Preferred Stock to Mr. Thomas Clark in exchange for 1,666,667 shares of common stock owned by Mr. Clark.

	In August 2000, the Company comitted to issue, and four acredited investors comitted to purchase, a total of 763,333 shares of common stock, at $.15 per share. As of August 31, 2000, the Company has not issued these shares, nor received payment from the investors. Payment was received from these investors subsequent to year end as follows: $10,000 on September 28, $4,500 on October 2, $50,000 on October 26, and $50,000 on October 27.

	In September 1999, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 666,667 shares of Series C-2 Preferred Stock to Mr. Thomas Clark in exchange for 666,667 shares of common stock owned by Mr. Clark. The Company sold 666,667 shares of the Company's Common Stock at $.18 per share to three accredited investors. Proceeds to the Company were $120,000. The shares were issued under Section 4(2) of the Securities Act of 1933.

	Readers are cautioned that forward-looking statements contained in this Form 10KSB should be read in conjunction with the Company's disclosure under the heading: "SAFE HARBOR
STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995" on page 2.


Item 7. Financial Statements


					Page

Independent Auditors' Report						12
Balance Sheets									13
Statements of Operations							14
Statements of Stockholders' Equity					15
Statements of Cash Flows							16
Notes to Financial Statements						17-23






Independent Auditors' Report

The Board of Directors
Pure Cycle Corporation:

We have audited the accompanying balance sheets of Pure Cycle Corporation ("the Company") as of August 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation as of August 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



							   KPMG LLP

Denver, Colorado
October 30, 2000

PURE CYCLE CORPORATION
BALANCE SHEETS
		 August 31,

	ASSETS	2000	1999

Current assets:
	Cash and cash equivalents	$ 821,124	$   981,025
	Trade accounts receivable	18,619	6,106
	Accounts receivable - stock subscriptions	114,500	--
	Prepaid expenses and other current assets	11,259	11,259
		Total current assets	965,502	998,390

Investment in water and systems:
	Rangeview water supply (Note 3)	13,422,134	13,282,485
	Paradise water supply	5,484,868	5,482,303
	Rangeview water system (Note 4)	     126,611	    126,611
		Total investment in water
       and systems	  19,033,613	18,891,399

Note receivable, including accrued
	interest (Note 6)	 347,162	       321,794
Other assets	       1,441	    22,596
	$ 20,347,718	 $ 20,234,179
	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Accounts payable	  $               6,955	$       55,915
	Billings in excess of costs and
     estimated earnings (Note 5)	772,500	895,379

	Accrued liabilities	21,692	25,810
		Total current liabilities		801,147		977,104

Long-term debt - related parties, including
accrued interest (Note 7)	4,287,251	4,021,177
Other non-current liabilities (Note 8)	--	128,123

Participating interests in Rangeview water
supply (Note 3)	11,090,630	11,090,630

Stockholders' equity (Notes 9 and 12):
	Preferred stock, par value $.001 per
		share; authorized - 25,000,000 shares:
		Series A1  1,600,000 shares issued
      and outstanding	 1,600	1,600

		Series B  432,514 shares issued
       and outstanding	      			  433		 433
		Series C  3,200,000 shares issued
		  and outstanding   				3,200	    3,200
		Series C-1 500,000 shares authorized
        and outstanding  				  500	      500
		Series C-2 666,667 shares authorized
       and outstanding  					  667	       --
		Series C3 1,666,667 shares authorized
       and outstanding 					1,667	       --

	Common stock, par value 1/3 of $.01 per
		share; 135,000,000 shares authorized;
		78,439,763 shares issued
     and outstanding	261,584	261,584
	Additional paid-in capital	 24,583,910	24,216,244
	Accumulated deficit	( 20,549,371)	(20,466,416)

	Treasury stock at cost; 903,334 shares	(135,500)	           --
	Total stockholders' equity	   4,046,123	  4,017,145
			$ 20,347,718	$ 20,234,179




See Accompanying Notes to Financial Statements
PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS




	     			Years ended August
31,
			        		2000		1999
Water service revenue:
	Construction revenue (Note 5)		$ 916,601	   $  462,892
	Water usage fees		53,886	     35,425
			    	970,487	       498,317
Construction costs incurred (Note 5)			(700,142)		(359,009)
Water service operating expense			  (8,690)			(4,800)
Gross Margin			261,655			134,508

General and administrative
	expense		  (272,875)	(294,514)
Operating loss			(  11,220)	(160,006)

Other income (expense):
	Other income			128,123		--
	Interest income		50,842	40,070
	Interest expense:
		Related parties		(266,074)	(234,196)
		Other     		    15,374	(    7,140)

		Net loss		$(82,955)	$(361,272)

Basic and diluted net
	loss per common share	 	$        *	   $        *



Weighted average common
	shares outstanding	  	78,439,763 	78,439,763

* Less than $.01 per share


















See Accompanying Notes to Financial Statements
PURE CYCLE CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended August 31, 2000 and 1999



		      	       Preferred Stock        Common Stock
		    		     Shares   Amount       Shares    Amount

Balance at August 31, 1998 5,232,513  $5,233    78,439,763	 $261,584
Preferred Stock issued in
exchange (Note 9) 	     500,000     500           --	       --
Common Stock issued (Note 9)      --      --           --          --
Net loss		    		    --      --	       --	       --
Balance at
August 31, 1999 	         5,732,513  $5,733   78,439,763  	 $261,584
Preferred Stock
issued in exchanges
 (Note 9)                  2,333,334    2,334          --         --
Common Stock Issued and
subscribed (Note 9)   		   --       --           --	      --
Net loss		    	         --       --           --         --
Balance at
August 31, 2000   	$8,065,847   $8,067    78,439,763   $261,584


	                                              Additional
			                  Treasury          Paid-in    Accumulated
		     	                Shares   Amount     Capital       Deficit

Balance at August 31, 1998                        $24,126,744   (20,105,144)
Preferred Stock
issued in exchange (Note 9)    (500,000)  (90,000)         --	       --
Common Stock issued (Note 9     500,000 	 90,000      89,500	       --
Net loss				    --           --          --	 (361,272)
Balance at August 31, 1999            0         0 $24,216,244  $(20,466,416)
Preferred Stock
issued in exchanges (Note 9) (2,333,334) (370,000)    367,666	       --
Common Stock Issued and
subscribed (Note 9)  	      1,430,000  	234,500	     --	       --
Net loss			        -- 	        --	        -- 		  (82,955)
Balance at
August 31, 2000               (903,334) (135,500) $24,583,910  $(20,549,371)







See Accompanying Notes to Financial Statements
PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS




				              Years ended
August 31,
				2000		1999

Cash flows from operating activities:
		Net loss		$(82,955)	$( 361,272)
		Adjustments to reconcile
	 	net loss to net cash provided by (used in)
    operating activities:
		Depreciation and amortization		--		    1,143
	Increase in accrued interest on note receivable	( 25,368)	( 23,525)
		     Increase in accrued interest on long term
	       debt and Other non-current liabilities	266,074	   241,336
				Changes in operating assets and liabilities:
			Accounts receivable		(12,513)        (6,106)
		  Other assets		21,155		--
		  Billings in excess of costs and
		   estimated earnings		(122,879)		895,379
			Accounts payable and other accrued
			  liabilities			 (53,078)	31,867
			Other non-current liabilities			(128,123)	        --
				Net cash provided by (used in)
				 operating activities	 	(138,687)	778,822

Cash used in investing activities:
		Investments in water supply		 (142,214)	   (298,301)
		Investment in Rangeview water system			          --	(12,523)
				Net cash used in investing activities		(142,214)	(310,824)

Cash flows from financing activities:
		Proceeds from sale of common stock		120,000
90,000
		   Net cash provided by financing activities	120,000
90,000

				Net increase (decease) in cash and
     cash equivalents		(159,901)		   557,998
				Cash and cash equivalents beginning of year	      981,025		423,027

				Cash and cash equivalents end of year		 $ 821,124		$981,025












See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
August 31, 2000 and 1999

NOTE 1 - ORGANIZATION AND BUSINESS

	Pure Cycle Corporation owns certain water assets and is providing water and wastewater services to customers located in the Denver metropolitan area. The Company operates water and wastewater systems and its operating activities include designing, constructing, operating and maintaining systems serving customers in the Denver metropolitan area. The Company also owns patented water recycling technologies which are capable of processing wastewater into pure potable drinking water. There have been no significant changes in the way the Company does business during the current year. The Company's focus continues to be to provide water and wastewater service to customers within its service area and the Company expects to expand its service to other areas throughout the Denver metropolitan area and the southwest.

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

	The Company believes that at August 31, 2000, it has sufficient working capital and available credit to fund its operations for the next year or longer. There can be no assurances, however, that the Company will be successful in marketing the water from its two primary water projects in the near term. In the event sales are not achieved, the Company may sell additional participating interests in its water projects, incur additional short or long-term debt or seek to sell additional shares of common or preferred stock or stock purchase warrants, as deemed necessary by the Company, to generate working capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

	The company recognizes construction project income using the percentage-of-completion method, measured by the contract costs incurred to date as a percentage of the estimated total contract costs. Contract costs include all direct material, labor, and equipment costs and those indirect costs related to contract performance such as indirect labor and supplies costs. If the construction project revenue is not fixed, the Company estimates revenues that are most likely to occur. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

	At August 31, 2000, billings in excess of costs and estimated earnings represent payments received on construction projects under which the work has not been completed. This amount will be recognized as construction progresses in accordance with the percentage-of-completion method.

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

	The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes there are no impairments in the carrying amounts of its investments in water at August 31, 2000.

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

Recent Accounting Pronouncements

	In December 1999, The Securities and Exchange Commission issued Staff Accounting Buletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 is to be adopted for fiscal years beginning after December 15, 1999 which for the Company would be fiscal year 2001. SAB 101 addresses various topics in revenue recognition. The Company is currently analyzing SAB 101, however based on

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

management's current understanding and interpretation, SAB 101 is not expected to have a material impact on the Company's financial statements.

	In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain
Transactions Involving Stock Compensation - An Interpretative of
Accounting Principals Board Opinion ("APB") No. 25". FIN 44 clarifies the application of APB 25 and is effective July 1, 2000. The Company believes that its current accounting policies are in conformity with this interpretation, and does not believe that FIN 44 will have a material effect on the Company's financial statements.

Reclassifications

	Certain reclassifications were made to the 1999 financial statements to conform to the August 31, 2000 presentation.

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

	The Company capitalized certain legal, engineering and other costs relating to the acquisition of the Rangeview Water Supply due to the improvements of the water assets through adjudication and engineering services. The Company capitalized costs totaling $142,214 and $310,824 in fiscal 2000 and 1999 respectively.

	The Participating Interests in the CAA, in the aggregate, have the right to receive the first approximately $31,807,000 from the proceeds of a sale or other disposition of the Export Water
Supply. After the distributions pursuant to the CAA, LCH Inc., a company affiliated with the Company's president has the right to receive the next $4,000,000 in proceeds. The next $433,000 in proceeds is payable to the holders of the Company's Series B
Preferred Stock. The Company will retain 100% of the proceeds in excess of $36,240,000 from the sale or other disposition of the Export Water Supply.



	PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RANGEVIEW WATER SYSTEM

	In conjunction with the privatization agreement, the Company also entered into an 85 year Service Agreement with the District to design, finance, construct, operate, and maintain the District's water system to provide water service to customers within the Service Area. The District has reserved approximately 14,350 acre feet of water per year, together with surface reservoir storage capacity, for the Company's use in providing water service to customers within the Service Area.
In exchange for providing water service to customers within the Service Area, the Company receives 95% of the District's water related revenues remaining after payment of royalties totaling
12% of gross revenues to the State Land Board. The Company incurred costs of $8,690 during 2000, and $4,800 during 1999 to operate and maintain the water system to deliver water to customers within the Service Area. During fiscal year 2000, the Company delivered approximately 37 million gallons of water to customers in the Service Area. Currently there are no wastewater customers within the Service Area.

NOTE 5 - CONSTRUCTION REVENUE

	Pursuant to its Service Agreements, the Company is obligated to provide water and wastewater service to a 400 acre development which will include the construction of a 500-bed Academic Model Juvenile Facility ("Model Facility"). The Model Facility paid Water System Development and Water Resources
Charges to fund construction of water and wastewater systems. Pursuant to its Service Agreements, the Company has received $1,998,014 of the total charges of $2,013,495 to be paid by the Model Facility. Additionally, the Company has received $154,800 from the State of Colorado for the construction of additional facilities related to the wastewater plant undertaken by the Company on behalf of the State of Colrado. The Company has completed construction of the water facilities and has begun construction of the wastewater facilities which is projected to be completed by the end of the first quarter of fiscal year
2001. The Model Facility is projected to open in May 2001. Projected cost for construction of the combined water and sewer capital project costs of $1,652,895.

	At August 31, 2000, the estimated period to complete contracts in process range from 1 to 6 months, and the Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as of August 31, 2000 within one year.

	The following summarizes contracts in process at August 31, 2000, and 1999

										August 31,
									2000
1999
Costs incurred on uncompleted contracts		 $1,059,151
$359,009
Estimated earnings					    166,363
$117,626
										        1,225,514
476,635
Less billings to date				       (1,998,014)    (
1,372,014)
										         (772,500)
(895,379)

	During fiscal 1999 and 2000, the Company had revenues from a single customer that accounted for 93% and 96% of total revenue, respectively.






PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - NOTE RECEIVABLE

	In 1995, the Company extended a line of credit to the District. The loan provides for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% and, matures on December 31, 2000. The balance of the note receivable at August 31, 2000 was $347,162, including accrued interest. The Company intends to extend the due date to December 31, 2001. Accordingly, the note has been classified as non-current.

NOTE 7 - LONG-TERM DEBT

	Long-term debt, including accrued interest, at August 31, 2000 and 1999 is comprised of the following:

Notes payable, including accrued interest to six 	2000 	      1999
 related parties,due August 2002, interest at
 10.25%, unsecured		$   425,438  	$    392,250
Notes payable, including accrued interest to five
 related parties, due August 2002, interest at 10.25%,
  unsecured net of unamortized discount of $18,000	   462,059 	      399,184
Note payable, to President, due October 2003,
 non-interest bearing, unsecured	   	 26,542	    26,542
Notes payable, including accrued interest, to
 President due September 2003, interest at 8.36% to
 9.01%, unsecured				  				444,861
	 423,501
Notes payable, including accrued interest, to related
 party, due October, 2003, interest at the prime rate
  plus 3%, secured by shares of the
	Company's common stock owned by the President	2,193,014	2,076,559
Notes payable, including accrued interest, to a
 related corporation, due August 2003, interest
ranging from 7.18% to 8.04%, unsecured	   735,337	    703,141
		Total long-term debt	$4,287,251	$4,021,17

Aggregate maturities of long-term debt are as follows:
		Year Ending August 31,	Amount
				2001	 $              0
				2002	  887,497
				2003	   3,399,754
			       Total	 $ 4,287,251

	In August 1997, the Company entered into a loan agreement with five related party investors. The loan balance is $462,059 at August 31, 2000, is unsecured, bears interest at the rate of 10.25% and is due August 30, 2002. In connection with the loan agreement, the Company issued warrants to purchase 2,100,000 shares of the Company's common stock at $.18 per share (see Note
9).  A portion of the proceeds received under the agreement
($45,000) was attributed to the estimated fair value of the warrants issued. The resulting discount is being amortized straight-line over the term of the loan.

	As of August 31, 2000, the President and stockholder of the Company has pledged a total of 20,000,000 shares of common stock from his personal holdings as collateral on certain of the above notes payable.


PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 8 - OTHER INCOME

	During fiscal 2000, the Company wrote off $128,123 of liabilities that represented amounts owed to creditors for debts incurred prior to 1986. Such amounts reached their statute of limitations during fiscal 2000 and thus were written off to other income.

NOTE 9 - STOCKHOLDERS' EQUITY

		Preferred and Common Stock

	In August 2000, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 1,666,667 shares of Series C-3 Preferred Stock to Mr. Thomas Clark in exchange for 1,666,667 shares of common stock owned by Mr. Clark.

	In August 2000, the Company comitted to issue, and four acredited investors comitted to purchase, a total of 763,333 shares of common stock, at $.15 per share. Subsequent to fical year end August 31, 2000, the Company received proceeds of $114,500 pursuant to the sale of 763,333 shares of common stock. As of August 31, 2000, the Company has not issued these shares, nor received payment from the investors. Payment was received from these investors subsequent to year end as follows: $10,000 on September 28, $4,500 on October 2, $50,000 on October 26, and $50,000 on October 27.

	In September 1999, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 666,667 shares of Series C-2 Preferred Stock to Mr. Thomas Clark in exchange for 666,667 shares of common stock owned by Mr. Clark. The Company sold 666,667 shares of the Company's Common Stock at $.18 per share to three accredited investor. Proceeds to the Company were $120,000. The shares were issued under Section 4(2) of the Securities Act of 1933.

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

	None of the Series C, C-1, C-2, and C-3 Convertible Preferred Stock pay a dividend.

	During years prior to 1994, the Company was charged for the reimbursement of costs, administrative services and rent expense by a company related through common ownership. On May 25, 1994, the Company issued 1,600,000 shares of Series A Preferred Stock, $.001 par value to eight accredited investors which are entitled to be paid a dividend amount equal to $2.00 per share for a total of $3,200,000. On August 31, 1994, the Company issued 432,513 shares of Series B Preferred Stock, $.001 par value, to a related party corporation, in satisfaction of the payable for these charges of $432,513. The holder of the Series B Preferred Stock is entitled to be paid a dividend amount equal to $1.00 per share for a total of $432,513 to be paid from the proceeds from a disposition of the Rangeview Water Supply after the Participating Interests in the CAA and the dividend obligation on the Series A Convertible Preferred Stock have been satisfied. PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

	Stock Options

	Pursuant to the Company's Equity Incentive Plan, the Company has granted Mr. Fletcher Byrom, Ms. Margaret Hansson, Mr. George Middlemas, and Mr. Mark Harding options to purchase 7,000,000, 8,000,000, 1,000,000, and 7,000,000 shares of common stock respectively at an exercise price of $.18 per share which expire in 2002. All such options are fully vested.

	The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for stock options granted to key employees under the Equity Incentive Plan. Had compensation costs for the Company's two stock-based compensation plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method prescribed in FASB
Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended August 31, 2000 and 1999:

	Net loss:						2000	  	1999
			As Reported				$(  82,955)
	(361,272)
			Pro forma				  (297,168)		(368,772)
		Loss per share:
		   	As Reported				         *
*
			Pro forma				         *
*
*   Less than $.01 per share

	The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal years 1996 through 2000: no dividend yield; no expected volatility; and the weighted average risk-free interest rate of 6.75% for the options.

	A summary of the status of the Company's Equity Incentive Plan as of August 31, 2000 and 1999, and changes during the years then ended is presented below:
							2000				1999
						 Weighted average		      Weighted
average
		Fixed options		 Shares  exercise price	Shares
exercise price
Outstanding at beginning of year 23,000,000	$.18	23,000,000
		$.18
Granted					     --	  --		--	        -
-
Exercised					     --	  --	  	--	        -
-
Outstanding at end of year	   23,000,000	$.18	23,000,000
		$.18
Options exercisable at year end  23,000,000		22,750,000
Weighted average of fair value
  of options granted during the year     --			  --

	The following table summarizes information about Equity
Incentive Plan options outstanding at August 31, 2000:

				Options Outstanding				Options
Exercisable
	Range	             Weighted average	         Weighted
	         Weighted
	of exercise	Number	remaining	          average   Number
	    average
	Price	   outstanding contractual life exercise price
exercisable  exercise price
		  .18	   23,000,000	1.75			.18
23,000,000	     .18

	No options were exercised during the years ended August 31, 2000 and 1999.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS' EQUITY (continued)

		Warrants

	As discussed in Note 7, the Company issued warrants, which remain outstanding as of August 31, 2000, to purchase 24,403,000 shares of the Company's stock at $.18 per share in connection with the sale of profits interests in the Rangeview WCA, which were subsequently converted into participating interests in the CAA. The warrants expire 6 months after the payment of the participating interests in the CAA.

	No warrants were exercised during the years ended August 31, 2000 and 1999.

NOTE 10 - INCOME TAXES

	The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 2000 and 1999 are presented below.
		2000	1999
	Deferred tax assets:
		Net operating loss carry forwards	$ 2,735,000 	$ 2,712,000
		Less valuation allowance	(2,735,000)	(2,712,000)
		Net deferred tax asset	 $              --	$
--

	The valuation allowance for deferred tax assets as of August 31, 2000 was $2,735,000. The net change in the valuation allowance for the year ended August 31, 2000 was a net increase of $23,000, attributable to the net operating loss incurred during the year. Since this is the only temporary difference, the accompanying statements of operations reflect no income tax benefit.

At August 31, 2000, the Company has net operating loss carry forwards for federal income tax purposes of approximately
$7,000,000, which are available to offset future federal taxable income, if any, through fiscal 2020.

NOTE 11 - INFORMATION CONCERNING BUSINESS SEGMENTS

The Company has two lines of business: one segment is the design and construction of water and wastewater systems pursuant to the Service Agreements to provide water and wastewater service to customers within the Service Area; and the second is the operation and maintenance of the water and wastewater systems which serve customers within the Service Area.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see
Note 2). The Company evaluates the performance of its segments based on gross margins of the respective business units.











PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 11 - INFORMATION CONCERNING BUSINESS SEGMENTS (continued)

Segment information for the years ended August 31, 2000 and 1999 is as follows:

						      2000
1999
						         Water
Water
					Construction   Service	   Total
Construction   Service	    Total
Revenues				$   916,601     $53,886   $911,843	   $
462,892     $35,425	$498,317
Gross Margin			                  216,459       45,196
261,655	         103,883	30,625	  134,508
Total Assets					  --    126,611     126,611
	    --     126,611	  126,611
Capital Expenditures				  --    142,214
142,214   	 	    --     310,824    310,824

NOTE 12 - LEASES

	The Company leases office facilities from a related party on a month-to-month basis under an operating lease agreement. The related party did not charge the Company for rent from June through August 2000. Rent expense for the years ended August
31, 2000 and 1999 was $15,000 and $24,000 resepctively.


Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Not applicable.



PART III

Item 9.	Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

	The following are the officers and directors of the Company as of August 31, 2000:

			Name	Age	Position(s) with the
Company
	Margaret S. Hansson . . . 	76	Director, Chairman, Vice
President
	Fletcher L. Byrom . . . .	82	Director
	Thomas P. Clark . . . . .	64	Director, President,
Treasurer
	George M. Middlemas . . .     	54	Director
	Richard L. Guido  . . . .      	56	Director
	Mark W. Harding . . . . .	37	Chief Financial Officer,
Secretary

MARGARET S. HANSSON

	Ms. Hansson has been a Director of the Company since April 1977 and Chairman since September 23, 1983. She was the Chief Executive Officer of the Company from September 24, 1983 to January 31, 1984. From 1976 to May 1981, she was President of GENAC, Inc., a Boulder, Colorado firm, which she founded. From 1960 to 1975, Ms. Hansson was CEO and Chairman of Gerry Baby Products Company (formerly Gerico, Inc.), now a division of Evenflo. She is a Director of Wells Fargo Bank, Boulder
Colorado, Wells Fargo Banks, P.C. Colorado, Colorado Capital Alliance, Reality Quest Inc.(now RQI Inc.) and Boulder
Technology Incubator. Ms Hansson is currently President and CEO of two companies Adrop LLC, and Erth LLC. Ms. Hansson received her Bachelor of Arts degree from Antioch College.

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

GEORGE M. MIDDLEMAS

	George M. Middlemas has been a Director of the Company since April 1993. Mr. Middlemas is a general partner with the Apex Investment Partners, a diversified venture capital management group. From 1985 to 1991, Mr. Middlemas was Senior Vice
President of Inco Venture Capital Management, primarily involved in venture capital investments for Inco. From 1979 to 1985, Mr. Middlemas was a Vice President and a member of the Investment Committee of Citicorp Venture Capital Ltd., where he sourced, evaluated and completed investments for Citicorp. Mr. Middlemas is a director of Online Resources & Communications Corporation,
Tut Systems, Data Critical Corporation., and Pennsylvania State University - Library Development Board. Mr. Middlemas received Bachelor degrees in History and Political Science from Pennsylvania State University, a Masters degree in Political
Science from the University of Pittsburgh and a Master of Business Administration from Harvard Business School.

RICHARD L. GUIDO

	Mr. Guido has been a Director of the Company since July 1996. Mr. Guido is Associate General Counsel of Inco Limited and
President, Chief Legal Officer and Secretary of Inco United
States, Inc. Mr. Guido is a Director on the American-Indonesia Chamber of Commerce, and the Canada-United States Law Institute.
Mr. Guido received a Bachelor of Science degree from the United States Air Force Academy, a Master of Arts degree from
Georgetown University, and a Juris Doctor degree from the Catholic University of America.

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

Section 16(a) Beneficial Ownership Reporting Compliance

	The Company's directors and executive officers and persons who are beneficial owners of more than 10% of the Company's Common
Stock are required to file reports of their holdings and transactions in Common Stock with the Securities and Exchange
Commission and furnish the Company with such reports. Based solely upon its review of the copies the Company has received or upon written representations from these persons, the Company believes that, as of November 16, 2000 all of the Company's directors, executive officers, and 10% beneficial owners had complied with the applicable Section 16 (a) filing requirements.

Item 10. Executive Compensation
			Annual Compensation	___
Name			Other Annual
and Principal	Fiscal	Salary	Bonus	Compensation
Position			Year		($)		($)	($)
Thomas P. Clark
Pres./CEO	2000	60,000	0	0
			1999	60,000	0	0
			1998	60,000	0	0

	For all other executive officers, consisting of two persons, total annual salary and bonuses were less than $100,000.

Item 11.	 Security Ownership of Certain Beneficial Owners and
Management

	The following table sets forth, as of November 16, 2000, the beneficial ownership of the Company's issued and outstanding
Common Stock, Series A-1 Preferred Stock, Series B Preferred
Stock, Series C Preferred Stock, Series C1 Preferred Stock ,
Series C2 Preferred Stock, and Series C3 Preferred Stock  by
each person who owns of record (or is known by the Company to own beneficially) 5% or more of each such class of stock, by each director of the Company, each executive officer and by all directors and executive officers as a group. Except as otherwise indicated, the Company believes that each of the beneficial owners of the stock listed has sole investment and voting power with respect to such shares, based on information provided by such holders.
Common Stock
Name and Address of		Number of Common	Percent of

Beneficial Owner			Stock Shares	Outstanding
Common Shares
Thomas P. Clark		27,264,854
	34.8%  (9)
5650 York Street, Commerce
(18) (19) (20) (21)
City, Colorado 80022
George Middlemas			1,333,333     	1.7%    (1)
2440 N. Lakeview Ave
(11)
Chicago, IL  60614

Richard L. Guido			        0		 	0%      (9)
Park 80 West - Plaza Two
Saddle Brook, New Jersey 07663

Margaret S. Hansson			8,246,000		9.5%   (2)
2220 Norwood Avenue	        			       (9)
Boulder, Colorado 80304

Fletcher L. Byrom              	7,100,000		8.3%
(3)
P.O. Box 1055		                    (9)
Carefree, AZ  85377

Mark W. Harding			7,210,000		8.4%
(4)
5650 York Street, Commerce
City, Colorado 80022

INCO Securities Corporation     	4,700,000    		5.7%
(5)
One New York Plaza	         	                   (9)
New York, New York  10004

Apex Investment Fund II L.P.			17,087,833 		19.2% (6)
233 S. Wacker Drive,
(11)
Suite 9600		          	 	      (13)
Chicago, Illinois  60606

Environmental Venture 		6,278,181   		7.7%
(7)
Fund, L.P.		       			      (11)
233 S. Wacker Drive, Suite 9600

Chicago, Illinois  60606

Environmental Private Equity 	7,142,320
	8.7%(13)
Fund II, L.P.		        	 	    (16)
233 S. Wacker Drive, Suite 9600
Chicago, Illinois  60606

The Productivity 			4,781,846		6.0%
(8)
Fund II, L.P.		        	 	      (11)
233 S. Wacker Drive, Suite 9600

Chicago, Illinois  60606

Proactive Partners L.P.	3,579,052    		4.5%  (13)
50 Osgood Place, Penthouse
(17)
San Francisco, California 94133
All Officers and Directors		51,154,187
47.5%   (12)
as a group (6 persons)				         (18) (19)
(20) (21)
Preferred Stock

	   Number of 	    Number of	     Number of
Series
	  Series A   Percentage Series B  Percentage   C,
C1,C2,C3	  Percent of
Name and Address of	   Preferred	Outstanding Preferred
Outstanding  Preferred   Outstanding
Beneficial Owner	   Shares	    Shares
Shares	Shares	Shares	  Shares
Thomas P. Clark	      		     346,000 	80.0%
(14)
5650 York Street, Commerce                       3,200,000	100.0% (18)
City, Colorado 80022				         500,000	100.0%(19)
								   666,667	100.0%(20)
								 1,666,667	100.0%(21)
Apex Investment Fund II L.P.	 408,000     25.5%
233 S. Wacker Drive,
Suite 9600
Chicago, Illinois  60606

Environmental Private Equity  600,000     37.5%
Fund II, L.P.
233 S. Wacker Drive, Suite 9600
Chicago, Illinois  60606

Proactive Partners L.P.       500,000      31.5%
50 Osgood Place, Penthouse
San Francisco, California 94133

LC Holdings, Inc.			     432,513	100.0%
5650 York Street,
Commerce City, Colorado

LCH, Inc.				      86,503	20.0%
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

(4)	Includes 7,000,000 shares purchasable by Mr. Harding under a currently exercisable option.

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

(11)	  Each of the Apex, EVFund, PFund, and EPFund (the "Apex
Partnerships") is controlled through one or more partnerships. The persons who have or share control of such stockholders after looking through one or more intermediate partnerships are referred to herein as "ultimate general partners." The ultimate general partners of Apex are: First Analysis Corporation, a Delaware corporation ("FAC"), Stellar Investment Co. ("Stellar"), a corporation controlled by James A. Johnson ("Johnson"); George Middlemas ("Middlemas"); and Chartwell Holdings Inc. ("Chartwell"), a corporation controlled by Paul J. Renze ("Renze"). The ultimate general partners of EVFund are:
FAC; F&G Associates ("F&G"); William D. Ruckelshaus Associates, a Limited Partnership ("WDRA"); and Banc America Robertson, Stephens & Co. ("BARS"). The ultimate general partners of PFund are FAC and Bret R. Maxwell ("Maxwell"). The ultimate general partners of EPFund are FAC, Maxwell, BA, RS, Argentum Environmental Corporation ("AEC") and Schneur Z. Genack, Inc. ("SZG").

	The business address of FAC, Stellar, Johnson, Middlemas, and Maxwell is 233 S. Wacker Drive, Suite 9600. Chicago Illinois
60606.  The business address of Renze and Chartwell is 20 N
Wacker Dr., Suite 2200, Chicago IL 60606. Each of AEC and SZG maintains its business address c/o The Argentum Group ("TAG"), 405 Lexington Avenue, 54th Floor New York, New York 10174. The persons who take actions on behalf of AEC and SZG with respect to their functioning as ultimate general partners of EPEF are Schenur Z. Genack ("Genack"), Daniel Raynor ("Raynor") and
Walter H. Barandiaran ("Barandiaran"). Each of Raynor and Barandiaran is principally employed as an executive of TAG and maintains his business address at the TAG address. TAG's principal business is merchant banking. SZG is principally employed as a private investor and maintains his business address at 18 East 48th Street, Suite 1800, New York, New York
10017.  The business address of F&G and Harvey G. Felsen
("Felsen") who takes actions on behalf of F&G with respect to its functioning as a ultimate general partner of EVFund, is 123
Grove Avenue, Suite 118, Cedarhurst, New York 11516.  WDRA and
Paul B. Goodrich the person who takes action on behalf of WDRA with respect to its functions on behalf of WDRA with respect to its functioning as general partner of EVFund, maintains its business address at 1201 Third Avenue, 39th Floor, Seattle, Washington 98101. BARS maintains its business address at One Embarcadero Center, San Francisco, California 94111. BARS maintains its business address at 555 California St., San
Francisco, CA 94111. The person who takes actions on behalf of BARS with respect to its functioning as an ultimate general partner of EVF and EPEF is Charles R. Hamilton ("Hamilton").
Hamilton is principally employed as a partner is BARS and maintains his principal business address at BARS.

	By reason of its status as a general partner or ultimate general partner of each of Apex Partnerships, FAC may be deemed to be the indirect beneficial owner of 35,290,180 shares of Common Stock, or 36.3% of such shares. By reason of his status as the majority stockholder of FAC, F. Oliver Nicklin may also be deemed to be the indirect beneficial owner of such shares.
	By reason of their status as ultimate general partners of Apex, Stellar (and through Stellar, Johnson, Middlemas,
Chartwell and through Chartwell and Renze) may be deemed to be the indirect beneficial owners of 17,087,833 shares of Common Stock, or 19.2% of such shares. When these shares are combined with his personal holdings of 333,333 shares and his currently exercisable option to purchase 1,000,000 shares of Common Stock, Middlemas may be deemed to be the beneficial owner (directly with respect to his shares and the option shares and indirectly as to the balance) of 18,421,166 shares of Common Stock, or 20.4% of such shares.

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
 (12) Includes 23,000,000, shares purchasable by directors and officers under currently exercisable options.

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

(21) Includes 1,666,667 shares of Series C3 Preferred Stock , which Mr. Clark, the Company's president owns which are convertible to 1,666,667 shares of common stock if the Company has sufficent authorized but unissued shares of common stock.

Item 12.  Certain Relationships and Related Transactions

	From time to time since December 6, 1987, Thomas P. Clark, a Director and President of the Company, loaned funds to the Company to cover operating expenses. These funds have been treated by the Company as unsecured debt, and the promissory notes with interest at 8.36% to 9.01% per annum, issued to Mr.
Clark on various dates are payable October 15, 2002. To date, Mr. Clark has loaned the Company $310,720 of which $43,350 has been repaid, leaving a balance of $267,370. As of August 31, 2000, accrued interest on the Notes totaled $204,032. All loans were made on terms determined by the board members, other than Mr. Clark, to be at market rates.

	Additionally, LCH, Inc., a Delaware corporation which owns 20% of LC Holdings, Inc. and is thereby affiliated with Mr. Clark, who owns 80% of LC Holdings, Inc., loaned the Company a total of $950,000 between November, 1988 and February, 1989. These funds were represented by two Demand Promissory Notes (the "Notes") with interest at a rate equal to the rate announced from time to time by Mellon Bank, Pittsburgh, Pennsylvania as its "prime rate" plus 300 basis points from the date of the first advance thereunder until maturity, payable quarterly beginning on the first day of April, 1989 and continuing thereafter on the first day of each subsequent calendar quarter. No payments were made on the Notes. An April 25, 1989 Assumption of Obligations
Agreement assigned the entire debt of $950,000 to Rangeview Development Corp., which was a wholly-owned subsidiary of the Company until it was dissolved in fiscal 1997 and further assigned $750,000 of that $950,000 to Rangeview Company, L.P a limited partnership in which LCH held a 45% interest and Rangeview Development Corporation held a 55% interest. In
February of 1991, LCH transferred its interest in Rangeview
Company, L.P. to the Company in exchange for a $4,000,000 profits interest in the Rangeview Project paid subsequent to the first $31,807,000 profits interest allocated to other investors.
The Company's wholly-owned subsidary Rangeview Development
Corporation was dissolved in August 1997. In connection with the Settlement Agreement, LCH consented to be paid its $4,000,000 profits interest from the sale or other disposition of the Export Water subsequent to payment of $31,807,000 owed under the CAA. During fiscal year ended August 31, 1998, the Company reached an agreement with LCH, Inc. to defer payment of the principal amount of the Notes, plus interest until October
15, 2003. No additional consideration is due to LCH, Inc. for the deferral. The board members, other than Mr. Clark, determined the transactions are at fair market value taking into consideration the risk to LCH, Inc.
Item 13. Exhibits and Reports on Form 8-K.

	(a)	Exhibits

	3(a)	Certificate of Incorporation of Registrant - Incorporated
by reference from Exhibit 4-A to Registration Statement
No. 2-65226.

	3(a).1Certificate of Amendment to Certificate of Incorporation, filed August 31, 1987 - Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended August 31, 1987.

	3(a).2Certificate of Amendment to Certificate of Incorporation, filed May 27, 1988. Incorporated by reference from Proxy Statement for the Annual Meeting held April 22, 1988.

	3(a).4Certificates of Amendment to Certificate of Incorporation filed April 13, 1993. Incorporated by reference from Proxy Statement for Annual Meeting held
April 2, 1993.

	3(a).6Certificates of Amendment to Certificate of Incorporation filed May 25, 1994 (Series A).
Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended August 31, 1994.

	3(a).7Certificates of Amendment to Certificate of Incorporation filed August 31, 1994 (Series B).
Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended August 31, 1994

	3(a).8Certificates of Designation for the Series A-1 Preferred Stock Filed July 21, 1998.**

	3(a).9Certificates of Amendment to Certificate of Incorporation filed September 2, 1999 (Series C).**

	3(a).10Certificates of Amendment to Certificate of Incorporation filed November 5, 1999 (Series C1),
Incorporated by reference from Annual Report on form
10KSB for the fiscal year ended August 31, 1999.

	3(a).11Certificates of Amendment to Certificate of Incorporation filed November 5, 1999 (Series C2),
Incorporated by reference from Annual Report on form
10KSB for the fiscal year ended August 31, 1999.

	3(a).12 Certificates of Amendment to Certificate of
Incorporation filed August 29, 2000 (Series C3), filed herewith.

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

10.2 Equity Incentive Plan.  Incorporated by references from
Proxy State for Annual Meeting held April 2, 1993.

	10(h).2 Service Agreement, dated April 19, 1996, by and between the Company, and the District. ***

	10(h).3 Wastewater Service Agreement, dated January 22, 1998, by and between the Company, and the District.**

	10(h).4 Comprehensive Amendment Agreement No. 1, dated April 11, 1996, by and among ISC, the Company, the Bondholders, Gregory M. Morey, Newell Augur, Jr., Bill Peterson,
Stuart Sundlun, Alan C. Stormo, Beverlee A. Beardslee,
Bradley Kent Beardslee, Robert Douglas Beardslee, Asra
Corporation, International Properties, Inc., and the Land
Board. ***

	27	Financial Data Schedule - filed herewith.

*		 	Incorporated by reference from Annual Report on Form 10-K
for fiscal year ended August 31, 1991
**			Incorporated by reference from Annual Report on Form 10-
KSB for fiscal year ended August 31, 1998.
***		Incorporated by reference from Quarterly Report on Form
10-QSB for the period ended May 31, 1996.
(b)	The Company has not filed any reports on form 8-K during
the last quarter of fiscal 2000.

Signatures

	In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION



By:	/s/ Thomas P. Clark
	Thomas P. Clark, President


Date:	    November 29, 2000



	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature		Title				Date



/s/ Margaret S. Hansson	 	Chairman, Vice
	November 29, 2000
Margaret S. Hansson		President, Director


/s/ Thomas P. Clark     	President, Treasurer,	November 29,
2000
Thomas P. Clark			Director


/s/ Mark W. Harding		Principal Financial	November 29,
2000
Mark W. Harding		Officer, Secretary


/s/ Fletcher L. Byrom		Director
	November 29, 2000
Fletcher L. Byrom


/s/ George M. Middlemas		Director
	November 29, 2000
George M. Middlemas


/s/ Richard L. Guido		Director
	November 29, 2000
Richard L. Guido

 .	CERTIFICATE OF THE DESIGNATIONS, POWERS, PREFERENCES
AND RIGHTS OF

SERIES C-3 CONVERTIBLE PREFERRED STOCK
($.001 Par Value)

of

PURE CYCLE CORPORATION

______________________

Pursuant to Section 151 of the General Corporation Law
of the State of Delaware
______________________


	PURE CYCLE CORPORATION, a Delaware corporation (the "Corporation"), does hereby certify that the following resolutions were duly adopted by the board of directors of the Corporation pursuant to authority conferred upon the board of directors by Article IV of the Certificate of Incorporation of the Corporation, which authorizes the issuance of up to 25,000,000 shares of Preferred Stock, at a meeting of the board of directors duly held on August 29, 2000

	RESOLVED, that one series of the class of authorized Preferred Stock, $.001 par value, of the Corporation is hereby created and that the designations, powers, preferences and relative, participating, optional or other special rights of the shares of such series, and qualifications, limitations or restrictions thereof, are hereby fixed as follows:

	1.	Number of Shares and Designation. 1,666,667 shares of
the Preferred Stock, $.001 par value, of the Corporation are hereby constituted as a series of the Preferred Stock designated as Series C-3 Convertible Preferred Stock (the "Series C-3
Preferred Stock").

	2.	Liquidation.

		A.	Upon any liquidation, dissolution or winding up
of the Corporation, whether voluntary or involuntary, the holders of the Series C-3 Preferred Stock will be entitled to share in any distribution or payment made to the holders of Common Stock on a pro rata basis with the holders of the Common
Stock determined as if such holders had converted their Series
C-3 Preferred Stock to Common Stock pursuant to Section 4 hereof immediately prior to such liquidation, dissolution or winding up.


		B.	The Corporation will mail written notice of any
distribution in connection with such liquidation, dissolution or winding up, not less than 60 days prior to the payment date stated therein, to each record holder of Series C-3 Preferred Stock.
Neither the consolidation or merger of the Corporation into or with any other corporation or corporations, nor the sale or transfer by the Corporation of all or any part of its assets, nor the reduction of the capital stock of the Corporation, will be deemed to be a liquidation, dissolution or winding up of the Corporation within the meaning of this Section 2.

	3.	Dividends.	The holders of the Series C-3 Preferred
Stock will be entitled to share in any dividend or distribution or payment made to the holders of Common Stock on a pro rata basis with the holders of the Common Stock determined as if such holders had converted their Series C-3 Preferred Stock to Common Stock pursuant to Section 4 hereof immediately prior to such dividend or distribution.

	4.	Conversion.

		A.	Right to Convert.  Each share of Series C-3
Preferred Stock shall be convertible, at the option of the holder thereof, at any time, into 1 fully paid and non-assessable share of Common Stock (the "Conversion Rate"), provided that the Corporation has authorized but unissued shares of Common Stock to deliver to the holders of the Series C-3 Preferred Stock at the time of such conversion.

		B.	Fractional Shares.  In the event the aggregate
number of shares of Series C-3 Preferred Stock being converted by a holder thereof is convertible into a number of shares of Common Stock which would require the issuance of a fractional interest in a share of Common Stock, the Corporation shall deliver cash in the amount of the fair market value of such fractional interest.

		C.	Accrued Dividends.  If, at the time the holder of
shares of Series C-3 Preferred Stock exercises its right of conversion under Section 4.A, such holder's shares of Series C-3
Preferred Stock have accrued dividends which remain unpaid at the time of such conversion, such holder's right to receive dividends on the shares so converted, to the extent accrued but unpaid on the date of conversion, shall continue.

		D.	Mechanics of Conversion.  Before any holder of the
Series C-3 Preferred Stock shall be entitled to voluntarily convert the same into shares of Common Stock, such holder shall surrender the certificate or certificates therefor, duly endorsed, at the office of the Corporation, in the case of a conversion pursuant to Section 4.A above, shall give written notice to the Corporation at such office that he or she elects to convert the same and shall state therein his or her name or the name or names of his or her nominees in which he or she wishes the certificate or certificates for shares of Common Stock to be issued. The
Corporation shall, as soon as practicable thereafter, issue and deliver at such office to such holder of the Series C-3 Preferred
Stock, or to his or her nominee or nominees, a certificate or certificates for the number of shares of Common Stock to which he or she shall be entitled as aforesaid. Any conversion shall be deemed to have taken place at 5:01 Mountain Time on the date of such surrender of the shares to be converted, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock on such date; provided, however, that the right to receive dividends on the shares so converted, to the extent accrued but unpaid on the date of such conversion (whether or not declared), shall continue.

		E.	Adjustment for Combinations or Consolidations of
Common Stock. In the event the Corporation at any time or from time to time after the date of issuance of any Series C-3
Preferred Stock effects a subdivision, combination or reclassification of its outstanding shares of Common Stock into a greater or lesser number of shares, then and in each such event the Conversion Rate shall be increased or decreased proportionately.

		F.	Adjustments for Merger or Reorganization, etc.  In
case of any consolidation or merger of the Corporation with or into another corporation or the conveyance of all or substantially all of the assets of the Corporation to another corporation or other person, provision shall be made so that each share of the Series C-3 Preferred Stock shall thereafter be convertible into the number of shares of stock or other securities or property to which a holder of the number of shares of Common Stock of the Corporation deliverable upon conversion of such Series C-3
Preferred Stock would have been entitled upon such consolidation, merger or conveyance; and, in any such case, appropriate adjustment (as determined by the board of directors) shall be made in the application of the provisions herein set forth with respect to the rights and interest thereafter of the holders of the Series
C-3 Preferred Stock, to the end that the provisions set forth herein (including provisions with respect to changes in and other adjustments of the Conversion Rate) shall thereafter be applicable, as nearly as they reasonably may be, in relation to any shares of stock or other securities or property thereafter deliverable upon the conversion of the Series C-3 Preferred Stock.

 	5.	Voting.

		A.	Holders of the Series C-3 Preferred Stock shall
have the right to vote together with the Common Stock, and not separately as a class, for the election of directors and upon all other matters to be voted on by the holders of the Common Stock of the Corporation. Every holder of shares of the Series C-3
Preferred Stock shall have the number of votes equal to the number of shares of Common Stock that his or her shares of Series C-3 Preferred Stock would be convertible into pursuant to Section 4 on the record date of the meeting at which such shares are being voted.

		B.	At each meeting or at any adjournment thereof at
which the holders of the Series C-3 Preferred Stock have the right to vote as a class, the presence, in person or by proxy, of the holders of a majority of the Series C-3 Preferred Stock then outstanding will be required to constitute a quorum. The vote of a majority of such quorum will be required to take any action at such meeting. Cumulative voting by holders of Series C-3
Preferred Stock is prohibited. In the absence of a quorum, a majority of the holders present in person or by proxy of the Series C-3 Preferred Stock shall have the power to adjourn the portion of the meeting related to that particular series for a period of up to 30 days without notice other than announcement at the meeting until a quorum shall be present.

	6.	Corporation's Right to Purchase Series C-3 Preferred
Stock.

		A.	The Corporation shall have the right at any time to
acquire any Series C-3 Preferred Stock from the owner of such shares on such terms as may be agreeable to such owner. Shares of Series C-3 Preferred Stock may be acquired by the Corporation from any stockholder pursuant to this Section 6.A without offering any other stockholder an equal opportunity to sell his stock to the Corporation, and no purchase by the Corporation from any stockholder pursuant to this Section 6.A shall be deemed to create any right on the part of any stockholder to sell any shares of Series C-3 Preferred Stock (or any other stock) to the Corporation. The purchase by the Corporation of shares of Series
C-3 Preferred Stock pursuant to this Section 6.A shall not be deemed for any purpose to be a redemption. Such shares shall not be entitled to receive dividends while held by the Company.

		B.	Notwithstanding the foregoing provisions of this
Section 6, if a dividend upon any shares of Series C-3 Preferred
Stock is past due, the Corporation shall not purchase or otherwise acquire any shares of Series C-3 Preferred Stock, except (i) pursuant to a purchase or exchange offer made on the same terms to all holders of the Series C-3 Preferred Stock, or (ii) by conversion of shares of Series C-3 Preferred Stock into, or exchange of such shares for, Common Stock.

	7.	Preemptive Rights.  The holders of shares of Series C-3
Preferred Stock are not entitled to any preemptive or subscription rights in respect of any securities of the Corporation.

	8.	Notices.  Any notice required hereby to be given to the
holders of shares of Series C-3 Preferred Stock shall be sufficiently given if sent by telecopier, registered or certified mail, postage prepaid, by express mail or by other express courier addressed to each holder of record at his address appearing on the books of the Corporation. All notices and other communications shall be effective (i) if mailed, when received or three (3) days after mailing, whichever is earlier; (ii) if sent by express mail or courier, when delivered; and (iii) if telecopied, when received by the telecopier to which transmitted (a machine-generated transaction report produced by sender bearing recipient's telecopier number being prima facie proof of receipt).

	9.	Transfer Costs.  The Corporation shall pay any and all
documentary stamp and other transaction taxes attributable to the issuance or delivery of shares of Common Stock upon conversion of any shares of Series C-3 Preferred Stock; provided, however, that the Corporation shall not be required to pay any tax which may be payable in respect of any transfer involved in the issue or delivery of shares of Common Stock in a name other than that of the holder of the Series C-3 Preferred Stock to be converted and no such issue or delivery shall be made unless and until the person requesting such issue or delivery has paid to the Corporation the amount of any such tax or has established, to the satisfaction of the Corporation, that such tax has been paid.


	IN WITNESS WHEREOF, the undersigned have executed this Certificate of Designation this 29 day of August, 2000.


							PURE CYCLE CORPORATION



							By:/s/ Thomas P. Clark

	     		Thomas P. Clark,
President

ATTEST:



By:/s/ Mark W. Harding
     Mark W. Harding, Secretary









25

51

60
60