Form 10QSB
period 2000-11-30
PURE CYCLE CORP
filed 2001-01-12
CIK 276720

Securities and Exchange Commission
Washington, D.C. 20549
__________________

Form 10-QSB
__________________________

(Mark One)
  X     	 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	 SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000

 ___ 	 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
	 EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 0-8814

 		PURE CYCLE CORPORATION
(Exact name of small business issuer as specified in its charter)

	Delaware				84-0705083
               (State of incorporation)			    (I.R.S. Employer
 		    Identification Number)

	8451 Delaware St., Thornton, CO	80260
      (Address of principal executive offices)	(Zip Code)

Registrant's telephone number	(303) 292 - 3456
	_______________________________________________________________________
___
____

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
NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2000:

Common Stock, 1/3 of $.01 par Value		77,536,429
	      (Class)							(Number of
Shares)

Transitional Small business Disclosure Format (Check one):   Yes [ ];  No [x]





PURE CYCLE CORPORATION
INDEX TO NOVEMBER 30, 2000 FORM 10-QSB







	Page

Part I - Financial Information (unaudited)

Balance Sheets - November 30, 2000 and	3
August 31, 2000

Statements of Operations - For the three months	4
ended November 30, 2000 and 1999

Statements of Cash Flows - For the three months	5
ended November 30, 2000 and 1999

Notes to Financial Statements     	6

Management's Discussion and Analysis of	7
Results of Operations and Financial Condition

Signature Page	8





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










2
PURE CYCLE CORPORATION
BALANCE SHEETS
(unaudited)

		November 30,	August 31,
	ASSETS		2000			2000
Current assets:
	Cash and cash equivalents	$   608,636	$   821,124
	Trade accounts recievable	10,165	18,619
	Accounts receivable - stock subscriptions 	--	114,500
	Prepaid expenses and other current assets	     11,259	       11,259
		Total current assets	630,060	965,502

Investment in water and systems:
	Rangeview water supply	13,444,746	13,422,134
	Paradise water supply	 5,484,868	 5,484,868
	Rangeview water system	     126,611	     126,611
		Total investment in water and systems	  19,056,225
	19,033,613

Note receivable, including accrued interest	 353,755	        347,162

Other assets	       1,441	       1,441
	$ 20,041,481	 $ 20,347,718

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Accounts payable 	179,465	   6,955
	Billings in excess of costs and estimated earnings  (Note 2)
	197,703
	           772,500
	Accrued liabilities	   5,300	   21,692
	   Total current liabilities	382,468	801,147

Long-term debt - related parties, including accrued interest 	4,350,171
	4,287,251

Participating interests in Rangeview
    water rights	11,090,630	11,090,630

Stockholders' equity:
	Preferred stock, par value $.001 per
		share; authorized - 25,000,000 shares:
     	        Series A1 - 1,600,000 shares issued and outstanding	 1,600
	1,600
	        Series B - 432,514 shares issued and outstanding	   433
433
		 Series C - 3,200,000 shares issued and outstanding
3,200	  	  3,200
		 Series C1 - 500,000 shares issued and outstanding
500		  	     500
		 Series C2 - 666,667 shares issued and outstanding
667		  	     667
		 Series C3 - 1,666,667 shares issued and outstanding
1,667		  	  1,667
	Common stock, par value 1/3 of $.01 per
		share; authorized - 135,000,000 shares;
		78,439,763 shares issued and 77,536,429 shares outstanding
	261,584
	261,584
	Additional paid-in capital	 24,583,910	24,583,910
	Accumulated deficit	(20,499,849)	(20,549,371)
	Treasury stock at cost; 903,334 shares	    (135,500)
(135,500)
		Total stockholders' equity	  4,218,212	  4,168,690
			$ 20,041,481	$ 20,347,718

See Accompanying Notes to the Financial Statements
3
PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)



				Three Months Ended
			November 30,	November 30,
				2000			1999

Water service revenue
		Water construction revenues 	$ 574,798	   $   312,112
		Water usage fees	    17,909	     6,871
			 592,707	     318,983

Construction costs incurred (Note 2)	 ( 441,320)    	   (242,066)
Water service operating expense 	   (    2,219)	   (    1,300)

Gross Margin	149,168	75,617

General and administrative expense	(  51,008)	( 55,975)

Other income (expense):

	Interest income	    14,282	    16,496
	Interest expense:
		Related parties	(  62,920)	( 58,549)
	Other	       --	 15,374
Net income (loss)	$49,522	$(7,037)


Basic and diluted net loss per common share	$     --*		$     --*

Weighted average common shares outstanding	  77,536,429
	77,536,429

*	less than $.01 per share

















See Accompanying Notes to the Financial Statements
4
PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)



Three
Months Ended
				November 30,		      November 30,
							2000		                   1999
Cash flows from operating activities:
		Net income (loss)		$49,522	 $(7,037)
		Adjustments to reconcile
	 	net loss to net cash provided by
			operating activities:
				    Disposal of other assets		--
21,155
	Increase in accrued interest
					on note receivable		 (6,593)	(
5,876)
				Increase in accrued interest on long
				   term debt and other non-current
				   liabilities			62,920	58,549
				Changes in operating assets and liabilities:
			Accounts receivable		8,454	6,106
			  Billings in excess of costs and estimated earnings
	(574,797)	         (312,112)
			Accounts payable and accrued liabilities		156,118
87,247
				Net cash provided by (used in)
						operating activities		(304,376)
	(151,966)

Cash flows from investing activities:
			Investments in water supply		 ( 22,612)	   (18,453)
			Investment in Rangeview water system		          -
-
	     --
					Net cash used in investing  activities
(22,612)	(18,453)

Cash flows from financing activities:
			Proceeds from sale of common stock		114,500
120,000
					Net cash provided by financing activities
	114,500	120,000

				Net increase (decrease)
					in cash and cash
					equivalents		(212,488)	(50,421)
				Cash and cash equivalents
 					beginning of period	       	821,124
981,025
				Cash and cash equivalents
					end of period		  $ 608,636	$ 930,604











See Accompanying Notes to the Financial Statements
5
PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING PRINCIPLES

	The balance sheet as of November 30, 2000 and the statements of operations for the three months ended
November 30, 2000 and 1999 and the statements of cash flows for the three months ended November 30, 2000 and
1999, have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at November 30, 2000 and for all periods presented have been made.

	Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal year 2000 Annual Report on Form 10-KSB. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

NOTE 2 - CONSTRUCTION DEPOSITS

	Pursuant to its Service Agreements, the Company is obligated to provide water and wastewater service to a 400 acre development which will include the construction of a 500-bed
Academic
Model Juvenile Facility ("Model
Facility"). The Model Facility paid Water System Development and Water Resources Charges to fund construction of water and wastewater systems. Pursuant to its Service Agreements, the Company has received
$1,998,014 of the total charges of $2,013,495 to be paid by the Model
Facility.
Additionally, the Company has
received $154,800 from the State of Colorado for the construction of additional facilities related to the wastewater plant undertaken by the Company on behalf of the State of Colorado. The Company has completed construction of the water facilities and has substantially completed (with the exception of holding retainage) all of the construction of wastewater facilities. The Model Facility is projected to open in May
2001.
Projected cost for construction of
the combined water and sewer capital project costs of $1,652,895.

	At November 30, 2000, the estimated period to complete the remaining work for the wastewater facility is approximately 2 months, and the Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as of November 30, 2000 within one year.

NOTE 3 - STOCKHOLDERS' EQUITY

	In August 2000, the Company entered into a Plan of Recapitalization and a
Stock Purchase Agreement
whereby the Company issued 1,666,667 shares of Series C-3 Preferred Stock to Mr.
Thomas Clark in exchange for
1,666,667 shares of common stock owned by Mr. Clark.

	In August 2000, the Company committed to issue, and four accredited investors committed to purchase, a total of 763,333 shares of common stock, at $.15 per share. As of August 31, 2000, the
Company has not issued these
shares, nor received payment from the investors. Payment was received from these investors subsequent to year end as follows: $10,000 on September 28, $4,500 on October 2, $50,000 on October 26, and $50,000 on October 27.

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






6
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

	During the three months ended November 30, 2000, the Company generated water service revenues of
$17,909 compared to $6,871 for the three months ended November 30, 1999 due primarily to increased water sales to the Model Facility. During the quarter ended November 30, 2000, the
Company
delivered approximately 12.1
million gallons of water to customers in the Service Area generating revenues from water sales of $17,909 compared to the delivery of 5.5 million gallon generating revenues of $6,871 during the three months ended
November 30, 1999.  The Company incurred water service operating costs of
$2,217
for the three months ending
November 30, 2000 as compared to $1,300 for the three month ending November
30,
1999, due to an increase in
water deliveries. During the three months ended November 30, 2000, the Company recognized construction revenues of $574,798 compared to $312,112 for the three months ended November 30, 1999 based on the percentage-of-completion of the project for the Model Facility. The Company incurred construction costs of
$441,320 during the three months ended November 30, 2000 compared to $242,066 during the three months ended
November 30, 1999 and has remaining construction deposits totaling $197,703 as of November 30, 2000. The
Company recognized revenues from construction based on percentage-of-completion methodology. As of
November 30, 2000, construction of the water and wastewater facilities for the
Model Facility were approximately
91% complete.

	General and administrative expenses for the three months ended November 30, 2000 were approximately
$11,000 higher than for the period ended November 30, 1999, primarily because of an increase in professional fees. Net income for the three months ended November 30, 2000 was $49,522 compared to a net loss of $7,037 for the three month ended November 30, 1999 primarily because of the revenues recognized pursuant to the percentage-of-completion of the construction of the water and wastewater systems for the Model Facility.

Liquidity and Capital Resources

	At November 30, 2000, current assets exceed current liabilities by $247,592 and, the Company had cash and cash equivalents of $630,060.

	The Company believes it has sufficient working capital and available credit to fund its operations for the next year or longer. There can be no assurances, however, that the Company will be successful in marketing the water from its two primary water projects in the near term. In the event sales are not achieved, the Company may sell additional participating interests in its water projects, incur additional short or long-term debt or seek to sell additional shares of common or preferred stock or stock purchase warrants, as deemed necessary by the Company, to generate working capital.

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











7
PURE CYCLE CORPORATION
SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


								PURE CYCLE CORPORATION

Date:

	January 12, 1999		  /S/  Thomas P. Clark
			Thomas P. Clark,
			President

Date:

	January 12, 1999		  /S/  Mark W. Harding
			Mark W. Harding,
			Chief Financial Officer

































8