Form 10QSB
period 2001-02-28
PURE CYCLE CORP
filed 2001-04-16
CIK 276720

Securities and Exchange Commission
Washington, D.C. 20549
__________________

Form 10-QSB
__________________________

(Mark One)
  X     	 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	 SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2001

 ___ 	 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
	 EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 0-8814

 		PURE CYCLE CORPORATION
(Exact name of small business issuer as specified in its charter)

	Delaware				84-0705083
  (State of incorporation)                 (I.R.S. Employer
 	Identification Number)

	8451 Delaware St., Thornton, CO	80260
      (Address of principal executive offices)	(Zip Code)

Registrant's telephone number	(303) 292 - 3456
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2001:

Common Stock, 1/3 of $.01 par Value		78,236,429
	      (Class)						(Number of Shares)

Transitional Small business Disclosure Format (Check one):   Yes
[ ];  No [x]


PURE CYCLE CORPORATION
INDEX TO FEBRUARY 28, 2001 FORM 10-QSB

	Page

Part I - Financial Information (unaudited)

Balance Sheets - February 28, 2001 and	3
August 31, 2000

Statements of Operations - For the six months	4
ended February 28, 2001 and 1999

Statements of Cash Flows - For the six months	5
ended February 28, 2001 and 1999

Notes to Financial Statements     	6

Management's Discussion and Analysis of	7
Results of Operations and Financial Condition

Signature Page	8





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





2
PURE CYCLE CORPORATION
BALANCE SHEETS
(unaudited)

		February 28,	August 31,
	ASSETS		2001			2000
Current assets:
	Cash and cash equivalents	$   484,404	$   821,124
	Trade accounts recievable	1,900	18,619
	Accounts receivable - stock subscriptions 	--	114,500
	Prepaid expenses and
other current assets	     11,259	       11,259
		Total current assets	497,563	965,502
Investment in water and systems:
	Rangeview water supply	13,457,596	13,422,134
	Paradise water supply	 5,487,433	 5,484,868
	Rangeview water system	     126,611	     126,611
	Total investment in water and systems	  19,071,640	19,033,613
Note receivable, including accrued
interest	 358,628	        347,162
Other assets	       1,441	       1,441
	$ 19,927,372	 $ 20,347,718

	LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Accounts payable 	12,156	   6,955
	Billings in excess of costs and
    estimated earnings  (Note 2)	178,167	  772,500
	Accrued liabilities	   8,800	   21,692
	   Total current liabilities	199,123	801,147

Long-term debt - related parties,
  including accrued interest 	4,404,099	4,287,251

Participating interests in Rangeview
    water rights	11,090,630	11,090,630
Stockholders' equity:
	Preferred stock, par value $.001 per
		share; authorized - 25,000,000 shares:
Series A1 - 1,600,000 shares issued
  and outstanding	 1,600	1,600
Series B - 432,514 shares issued
  and outstanding	             433	  433
Series C - 3,200,000 shares issued
  and outstanding	   		   			3,200	    3,200
Series C1 - 500,000 shares issued
  and outstanding   		       		  500	     500
Series C2 - 666,667 shares issued
  and outstanding   		                 667	     667
Series C3 - 1,666,667 shares issued
  and outstanding   		               1,667 	   1,667
Common stock, par value 1/3 of $.01 per
	share; authorized - 135,000,000 shares;
	78,439,763 shares issued and
	78,236,429 shares outstanding	261,584	261,584
	Additional paid-in capital	 24,583,910	24,583,910
	Accumulated deficit	(20,587,641)	(20,549,371)
	Treasury stock at cost; 203,334 shares	    (30,500)	    (135,500)
		Total stockholders' equity	4,233,520	  4,168,690
			$ 19,927,372	$ 20,347,718

See Accompanying Notes to the Financial Statements

3
PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

				Three months Ended
			February 28,	February 29,
				2001			2000
Water service revenue
		Water construction revenues 	$ 19,536	   $   301,349
		Water usage fees	    24,521	     10,449
			 44,057	     311,798

Construction costs incurred (Note 2)	 (   15,000)    	   (233,719)
Water service operating expense 	   (    1,887)	   (    1,300)

Gross Margin	27,170	76,779

General and administrative expense	(70,836)	( 83,519)

Other income (expense):
	Interest income	    9,801	    13,442
	Interest expense:
		Related parties	(  53,928)	( 60,112)
	Other	       --	        --
Net income (loss)	$(87,793)	$(53,410)

Basic and diluted net loss per
common share	$     --*		$     --*

Weighted average common shares
outstanding	78,236,429			78,439,763

*	less than $.01 per share

See Accompanying Notes to the Financial Statements
4
PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)



				Six months Ended
			February 28,	February 29,
				2001			2000

Water service revenue
		Water construction revenues 	$ 594,334	   $   613,461
		Water usage fees	    42,430	     17,321
			 636,764	     630,782

Construction costs incurred
 (Note 2)                        ( 456,320)      (475,786)
Water service operating expense 	 (    4,103)	   (    2,600)

Gross Margin	176,341	152,396

General and administrative expense	(  121,845)	( 139,494)

Other income (expense):

	Interest income	    24,083	    29,938
	Interest expense:
		Related parties	(  116,848)	( 118,661)
	Other	       --	    15,374
Net income (loss)	$(38,269)	$(60,447)


Basic and diluted net loss per
  common share	$     --*		$     --*

Weighted average common shares
outstanding	  78,236,429			78,439,763

*	less than $.01 per share









See Accompanying Notes to the Financial Statements
5
PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)


Six months Ended
			          February 28,	February 29,
				        	2001		       2000
Cash flows from operating activities:
		Net income (loss)		$(38,269)	 $(60,447)
		Adjustments to reconcile
	 	net loss to net cash provided by
			operating activities:
				    Disposal of other assets		--
21,155
	Increase in accrued interest
					on note receivable		 (11,466)	(
12,039)
				Increase in accrued interest on long
				   term debt and other non-current
				   liabilities			116,848	118,661
				Changes in operating assets and liabilities:
			Accounts receivable		16,719	6,106
			  Billings in excess of costs
		    and estimated earnings		(594,334)	         (613,461)
			Accounts payable and
        accrued liabilities		(7,691)	     61,189
				Net cash provided by (used in)
						operating activities		(518,193)
	(478,836)

Cash flows from investing activities:
			Investments in water supply		 ( 38,028)	   (42,567)
			Investment in Rangeview water system	          --
--
					Net cash used in investing
    activities		  (38,028)	(42,567)

Cash flows from financing activities:
			Proceeds from sale of common stock		219,500
120,000
					Net cash provided by financing
   activities		219,500	120,000

				Net increase (decrease)
					in cash and cash
					equivalents		(336,721)	(401,403)
				Cash and cash equivalents
 					beginning of period	       	821,124
981,025
				Cash and cash equivalents
					end of period		  $ 484,403	$ 579,622


See Accompanying Notes to the Financial Statements
5
PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING PRINCIPLES

	The balance sheet as of February 28, 2001 and the statements of operations and statements of cash flows for the three and six months periods ended February 28, 2001 and February 29, 2000 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at February 28, 2001 and for all periods presented have been made.

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

NOTE 2 - CONSTRUCTION DEPOSITS

	Pursuant to its Service Agreements, the Company is obligated to provide water and wastewater service to a 400 acre development which will include the construction of a 500-bed Academic Model Juvenile Facility ("Model Facility"). The Model Facility paid Water System Development and Water Resources
Charges to fund construction of water and wastewater systems. Pursuant to its Service Agreements, the Company has received $1,998,014 of the total charges of $2,013,495 to be paid by the Model Facility. Additionally, the Company has received $154,800 from the State of Colorado for the construction of additional facilities related to the wastewater plant undertaken by the Company on behalf of the State of Colorado. The Company has completed construction of the water facilities and has substantially completed (with the exception of holding retainage) all of the construction of wastewater facilities.
The Model Facility is projected to open in July 2001. Projected cost for construction of the combined water and sewer capital project costs of $1,652,895.

	At February 28, 2001, the estimated period to complete the remaining work for the wastewater facility is approximately one month, and the Company expects to collect substantially all related accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as of February 28, 2001 within one year.

NOTE 3 - STOCKHOLDERS' EQUITY

	In December 2000, the Company sold and two accredited investors purchased, a total of 700,000 shares of common stock, at $.15 per share, generating proceeds to the Company of $105,000. The 700,000 shares were sold from treasury stock.

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


6
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

		During the quarter ended February 28, 2001, the Company delivered approximately 2.7 million gallons of water to customers in the Service Area generating revenues from water sales of $24,521 compared to the delivery of 2.3 million gallon generating revenues of $10,449 during the three months ended February 29, 2000. The Company incurred water service operating costs of $1,887 for the three months ending February 28, 2001 as compared to $1,300 for the six month ending February 29, 2000, due to an increase in water deliveries. During the three months ended
February 28, 2001, the Company recognized construction revenues of $19,536 compared to $301,349 for the three months ended
February 29, 2000 based on the percentage-of-completion of the project for the Model Facility. The Company incurred construction costs of $15,000 during the three months ended
February 28, 2001 compared to $233,719 during the three months ended February 29, 2000 and has remaining construction deposits totaling $178,167 as of February 28, 2001.

	During the six months ended February 28, 2001, the Company generated water service revenues of $42,430 compared to $17,321 for the six months ended February 29, 2000 due primarily to increased water sales to the Model Facility. The Company incurred water service operating costs of $4,103 for the six months ending February 28, 2001 as compared to $2,600 for the six month ending February 29, 2000, due to an increase in water deliveries. During the six months ended February 28, 2001, the Company recognized construction revenues of $594,334 compared to $613,461 for the six months ended February 29, 2000 based on the percentage-of-completion of the project for the Model Facility. The Company incurred construction costs of $456,320 during the six months ended February 28, 2001 compared to $475,786 during the six months ended February 29, 2000 and has remaining construction deposits totaling $178,167 as of February 28, 2001. The Company recognized revenues from construction based on percentage-of-completion methodology. As of February 28, 2001, construction of the water and wastewater facilities for the Model Facility were approximately 98% complete.

	General and administrative expenses for the six months ended February 28, 2001 were approximately $17,649 lower than for the period ended February 29, 2000, primarily because of an decrease in space costs. The Company has occupied office space at no cost owned by a related party since December 2000. Net loss for the six months ended February 28, 2001 was $38,269 compared to a net loss of $60,447 for the six month ended February 29, 2000 primarily because of the sale of more water to the Model
Facility.

Liquidity and Capital Resources

	At February 28, 2001, current assets exceed current liabilities by $298,440 and, the Company had cash and cash equivalents of $497,563.

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


								PURE CYCLE CORPORATION

Date:

	April 16, 2001		  /S/  Thomas P. Clark
			Thomas P. Clark,
			President

Date:

	April 16, 2001		  /S/  Mark W. Harding
			Mark W. Harding,
			Chief Financial Officer

































8