Form 10QSB
period 2001-05-31
PURE CYCLE CORP
filed 2001-07-13
CIK 276720

Securities and Exchange Commission
Washington, D.C. 20549
__________________

Form 10-QSB
__________________________

(Mark One)
  X     	 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	 SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001

 ___ 	 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
	 EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 0-8814

 		PURE CYCLE CORPORATION
(Exact name of small business issuer as specified in its charter)

	Delaware				84-0705083
               (State of incorporation)			    (I.R.S. Employer
 		    Identification
Number)

	8451 Delaware Street, Thornton, Colorado   	80260
      (Address of principal executive offices)	(Zip Code)

Registrant's telephone number	(303) 292 - 3456

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 2001:

Common Stock, 1/3 of $.01 par Value		78,439,763
	      (Class)							(Number of
Shares)

Transitional Small business Disclosure Format (Check one):   Yes
[ ];  No [x]

PURE CYCLE CORPORATION
INDEX TO MAY 31, 2001 FORM 10-QSB







	Page

Part I - Financial Information (unaudited)

Balance Sheets - May 31, 2001 and	3
August 31, 2000

Statements of Operations - For the three months	4
ended May 31, 2001 and May 31, 2000

Statements of Operations - For the nine months	5
ended May 31, 2001 and May 31, 2000

Statements of Cash Flows - For the nine months	6
ended May 31, 2001 and May 31, 2000

Notes to Financial Statements     	7

Management's Discussion and Analysis of
Results of Operations and Financial Condition	8

Signature Page	9



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
2
PURE CYCLE CORPORATION
BALANCE SHEETS
            (unaudited)
		      May 31,	August 31,
	ASSETS		  2001			2000
Current assets:
	Cash and cash equivalents	$   394,680	$   821,124
	Trade accounts receivable	2,000	18,619
	Accounts receivable - stock subscriptions 		114,500
	Prepaid expenses and other current assets	 11,259	       11,259
		Total current assets	407,939	965,502

Investment in water projects:
	Rangeview water rights	13,469,870	13,422,134
	Paradise water rights	 5,487,433	 5,484,868
	Rangeview water system	     126,611	     126,611
		Total investment in water projects	  19,083,914	19,033,613

Note receivable, including accrued
   interest	 364,933	        347,162
Other assets	       1,441	       1,441
	$ 19,858,227	 $ 20,347,718

	LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Accounts payable 	    $      10,918	   6,955
	Billings in excess of costs and
    estimated earnings (Note 2)	--	772,500
	Accrued liabilities	      12,300	   21,692
	   Total current liabilities	23,218	801,147
Long-term debt - related parties,
  including accrued interest 	4,453,339	4,287,251
Participating interests in Rangeview
    water rights	11,090,630	11,090,630
Stockholders' equity:
	Preferred stock, par value $.001 per
		share; authorized - 25,000,000 shares:
     	Series A1 - 1,600,000 shares issued
       and outstanding	 1,600	1,600
	   Series B - 432,513 shares issued
       and outstanding	   433	  433
		Series C - 3,200,000 shares issued
       and outstanding	3,200	3,200
		Series C1 -  500,000 shares issued
       and outstanding	500	500
		Series C2 - 666,667 shares issued
       and outstanding	667	667
		Series C3 - 1,666,667 shares issued
       and outstanding	1,667	1,667
	Common stock, par value 1/3 of $.01 per
		share; authorized - 135,000,000 shares;
		78,439,763 shares issued and
      outstanding	261,584	261,584
	Additional paid-in capital	 24,583,910	24,583,910
	Accumulated deficit	(20,532,021)	(20,549,371)
	Treasury stock at cost; 903,334
     and 203,334 shares	     (30,500)	    (135,500)
		Total stockholders' equity	  4,291,040	  4,046,123
			$ 19,858,227	$ 20,347,718

See Accompanying Notes to the Financial Statements
3
PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)



				Three Months Ended
			      May 31,	      May 31,
				2001			2000
Water service revenues
	Revenue- Usage fees	$   6,630	$    12,279
	Revenue - Construction	178,167	            --
			   184,797	     12,279

	Construction costs incurred	(32,664)		  --
	Water service operating expense 	 (2,573)	   (1,380)

	Gross margin	  149,560	   10,899

	General, administrative and
marketing expenses	(  54,463)	( 62,498)

Other income (expense)

	Interest income	    9,763	    10,958
	Interest expense
		Related party	( 49,240)	( 63,237)
		Other	          --	          --

Net income (loss)	$   55,620	$(103,878)

Basic and diluted net income (loss)
per common share	$            --*		$           --*

Weighted average common shares
outstanding	78,439,763			78,439,763

*	less than $.01 per share


See Accompanying Notes to the Financial Statements
4
PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)



				Nine Months Ended
			      May 31,	      May 31,
				2001			2000


	Water usage fees	$   49,060	$  29,600
	Water  construction revenue	  772,500	          613,461
			   821,561	   643,061

	Construction costs incurred (Note 2)	(488,983)	(475,786)
	Water service operating expense 	   (    6,677)	(    3,980)

Gross margin	325,900	163,295

	General, administrative and
     marketing expenses	(  176,308)	(201,993)

Other income (expense)

	Interest income	   33,846	   40,896
	Interest expense
		Related party	(  166,088)	( 181,898)
		Other	             --	    15,374
Net income (loss)	$    17,350	$( 164,326)

Basic and diluted net income
(loss) per common share	$          --*		$          --*

Weighted average common shares
outstanding	78,439,763			78,439,763

*	less than $.01 per share












See Accompanying Notes to the Financial Statements
5
PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)


				   Nine Months Ended
			   	    May 31,     	 May 31,
						      2001       	     2000
Cash flows from operating activities:
		Net income (loss)	$  17,350	$(164,326)
		Adjustments to reconcile net loss to
    net cash used in operating activities:
	Increase in accrued interest on
      note receivable	  (17,771)	(18,775)
		     Increase in accrued interest on
        long-term debt and other non-
         current liabilities	 	    166,088	    181,898
				Changes in operating assets and
     liabilities:
		     Accounts receivable	16,619	6,106
			Accounts payable and accrued
        liabilities	  (5,429)	(59,097)
		     Billings in excess of costs and
         estimated earnings	(772,500)	   (613,461)
		  Change in other assets	          --	     21,155
				Cash used in operating activities	(595,643)	(646,500)

Cash flows from investing activities:
			Investments in water rights	 ( 50,301)	 (71,259)
					Cash used in investing activities	(50,301)	(71,259)

Cash provided by financing activities -
 proceeds from sale of stock 	            219,500	        120,000

				Net decrease in cash and cash
     equivalents	(426,444)	(597,759)

				Cash and cash equivalents beginning
     of period	       821,124	     981,025

				Cash and cash equivalents end of
     period	 $ 394,680	$ 383,266








See Accompanying Notes to the Financial Statements
6
PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING PRINCIPLES

	The balance sheet as of May 31, 2001, the statements of operations for the three months and nine months ended May 31, 2001 and May 31, 2000 and the statements of cash flows for the nine months ended May 31, 2001 and May 31, 2000, have been prepared by the Company, without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at May 31, 2001 and for all periods presented have been made.

	Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-
KSB. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

NOTE 2 - CONSTRUCTION CONTRACTS

	Pursuant to its Service Agreements, the Company is obligated to provide water and wastewater service to a 400 acre development which will include the construction of a 500-bed Academic Model Juvenile Facility ("Model Facility"). The Model Facility paid
Water System Development and Water Resources Charges to fund construction of water and wastewater systems. Pursuant to its Service Agreements, the Company has received $1,998,014 of the total charges of $2,013,495 to be paid by the Model Facility. Additionally, the Company has received $154,800 from the State of Colorado for the construction of additional facilities related to the wastewater plant undertaken by the Company on behalf of the State of Colorado. The Company has completed construction of the water and wastewater facilities. Cost for construction of the combined water and sewer capital project totaled $1,652,895. The Model Facility is projected to open in August 2001. Completion of the water facilities by the Company's contractor was approximately 118 days late. The contracts for construction of the water facilities with the contractor included provision for liquidated damages for late completion total $1,000 per day. The Company has settled this matter with the contractor's surety company enabling the Company to retain $95,000 in liquidated damages. This amount has been recorded as construction revenue.


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




7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations
		During the quarter ended May 31, 2001, the Company delivered approximately 5.6 million gallons of water to customers in the Service Area generating revenues from water sales of $6,630 compared to the delivery of 6.7 million gallon generating revenues of $12,279 during the three months ended May 31, 2000.
The Company incurred water service operating costs of $2,573 for the three months ending May 31, 2001 as compared to $1,380 for the three month ending May 31, 2000. During the three months ended May 31, 2001, the Company recognized construction revenues of $178,167 compared to $0 for the three months ended May 31, 2000 based on the percentage-of-completion of the project for the Model Facility. The Company incurred construction costs of $32,664 during the three months ended May 31, 2001 compared to $0 during the three months ended May 31, 2000.

	During nine months ended May 31, 2001, the Company generated water usage revenues from the sale of water to customers within the Company's Service Area of $49,060 compared $29,600 for the nine months ended May 31, 2000, and incurred approximately $6,677 in operating costs compared $3,980 for the nine months ended May
31, 2000.

	During the nine months ended May 31, 2001, the Company generated water service revenues of $821,561 of which $772,500 were water construction revenues due primarily to the agreement with the Model Facility. Also during the nine months ended May 31, 2001, Company incurred construction costs of $488,984. Completion of the water facilities by the Company's contractor was approximately 118 days late. The contracts for construction of the water facilities with the contractor included provision for liquidated damages for late completion total $1,000 per day. The Company has settled this matter with the contractor's surety company enabling the Company to retain $95,000 in liquidated damages. This amount has been recorded as construction revenue. The Company recognizes revenue from construction based on percentage-of-completion methodology. As of May 31, 2001, construction of the water and wastewater facilities for the Model Facility are complete.

	During the three months ended May 31, 2001, the Company delivered approximately 5.6 million gallons of water to customers in the Service Area. During the nine months ended May 31, 2001, the Company delivered approximately 18.6 million gallons of water to customers in the service area, compared to 16.8 million gallons delivered during the nine months ended May 31, 2000.

	General, administrative and marketing expenses for the three months ended May 31, 2001 were approximately $7,900, or approximately 12% lower than for the three months ended May 31, 2000. General, administrative and marketing expenses for the nine months ended May 31, 2001 were approximately $25,700, or approximately 13% lower than for the nine months ended May 31,
2000.   Interest expense for the three and nine months ended May
31, 2001 was approximately $14,000 and $15,800 lower than for the respective comparable periods ended May 31, 2000, primarily due to lower interest rates.  Net income for the three months ended
May 31, 2001 was approximately $55,600 compared to a net loss of approximately $104,000 for the three months ended May 31, 2000, due to the recognition of revenues and the associated profit pursuant to the construction of the water and wastewater systems
for the Model Facility.   Net income for the nine months ended
May 31, 2001 was approximately $17,400 compared to a net loss of approximately $164,000 for the nine months ended May 31, 2000 due to the recognition of revenues and associated the profit pursuant to the construction of the water and wastewater systems for the Model Facility.

Liquidity and Capital Resources

	The Company's primary source of liquidity has been sales of common stock as more fully described in Note 3 to of the accompanying Financial Statements and the construction contract profits. The construction project is now complete and the
Company anticipates water usage revenues and costs will increase when the Model Facility opens. Cash used in operating activities during each period was primarily due to the payment of construction costs and administrative expenses. The cash from construction project revenues was received in fiscal year 2000. Investing activities consist of investments in the Company's water assets totaled $50,301 and $71,259 during the nine months ended May 31, 2001 and 2000 respectively.
8
PURE CYCLE CORPORATION
SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


								PURE CYCLE CORPORATION

Date:

	July 14, 2001		  /S/  Thomas P. Clark
			Thomas P. Clark,
			Chief Executive Officer

Date:

	July 14, 2001		  /S/  Mark W. Harding
			Mark W. Harding,
			President
































9