Form 10KSB
period 2001-08-31
PURE CYCLE CORP
filed 2001-11-29
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


Form 10-KSB


	 X  ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF
	        THE SECURITIES EXCHANGE ACT OF 1934

	    TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF
	  	  THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2001

Commission File Number   0-8814

PURE CYCLE CORPORATION
(Name of small business issuer as specified in its charter)

	Delaware				84-0705083
 (State of incorporation)      (I.R.S. Employer Identification No.)

8451 Delaware Street, Thornton, CO                  80260
(Address of principal executive office)         (Zip Code)

Issuer's telephone number:   (303) 292-3456


										Name of each
                                                            exchange
Securities registered under          Title of Class     on which registered
Section 12(b)of the Exchange Act:       None                    None


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

Revenues for fiscal year ended August 31, 2001:	$ 869,255

Aggregate market value of voting stock held by non-affiliates:
$10,197,169 (based upon closing price on the OTC Bulletin Board on November 8, 2001)

Number of shares of Common Stock outstanding, as of November 15,
2001:    78,439,763

Transitional Small Business Disclosure Format(Check One): Yes [ ] No [x]


Documents incorporated by reference:  None




Table of Contents

Part I

Item										Page

1.	Description of Business 	3

2.	Description of Property 	6

3.	Legal Proceedings	6

4.	Submission of Matters to a Vote of Security Holders
	6

	               Part II

5.	Market for Common Equity and
	Related Stockholder Matters	7

6.	Management's Discussion and Analysis 	7

7.	Financial Statements 	13

8.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure 	23

	               Part III

9.	Directors, Executive Officers, Promoters and
	Control Persons; Compliance with Section 16(a)
	of the Exchange Act  	24

10.	Executive Compensation 	25

11.	Security Ownership of Certain Beneficial
	Owners and Management   	26

12.	Certain Relationships and Related
	Transactions  	29

13.	Exhibits and Reports on Form 8-K 	29

	Signatures 	31

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

PART I

Item 1. Description of Business

General

	Pure Cycle Corporation (the "Company") was incorporated in Delaware in 1976. The Company is engaged in providing water and wastewater services to customers located in Denver, Colorado.
The Company operates water and wastewater systems which include designing, constructing, operating and maintaining systems serving customers in the Denver metropolitan area. The Company also owns patented water recycling technologies which are capable of processing wastewater into pure potable drinking water. There have been no significant changes in the way the Company does business during the year. The Company's focus continues to be to provide water and wastewater service to customers within its service area and to expand its service to other areas throughout the Denver metropolitan area and the southwestern United States.

	In 1996, the Company entered into a landmark water privatization agreement with the State of Colorado and the Rangeview Metropolitan District (the "District") for the development of over 26,000 acre feet of water in the Denver metropolitan area. The water privatization agreement enabled the Company (i) to acquire ownership to a total gross volume of 1,165,000 acre feet of groundwater (with an annual usage right of 11,650 acre feet per year), an option to substitute 1,650 acre feet of surface water in exchange for a total gross volume of 165,000 acre feet of groundwater, and the use of surface reservoir storage capacity (collectively referred to as the "Export Water Supply"); (ii) the Company entered into two eighty-five year water and wastewater privatization agreements ("Service Agreements") with the District to design, construct, operate, and maintain the District's water and wastewater systems to service customers within the District's 24,000 acre service area which is located in the greater Denver metropolitan area in Arapahoe County ("Service Area"). The District has reserved approximately 14,350 acre feet per year of water and surface reservoir storage capacity (collectively referred to as the "Service Area Water Supply") for use within the District's Service Area.

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

Description of Company Assets

Rangeview Water Supply

	In 1996, as part of a comprehensive settlement agreement with the State of Colorado ("Settlement Agreement"), the Company purchased all of the District's outstanding bonds from the holders of the securities and entered into a water privatization agreement between the District and the Company. As part of the Settlement Agreement, the Company entered into the Service
Agreements and purchased the Export Water Supply, which consists of a total gross volume of 1,165,000 acre feet (approximately
11,650 acre feet per year) of non-tributary groundwater, the option to substitute 1,650 acre feet of tributary surface water for a total gross volume of 165,000 acre feet of non-tributary groundwater, and surface reservoir storage rights from the District in exchange for all the District's outstanding bonds.
The Company is seeking to develop and market its Export Water
Supply to Denver area water providers that are in need of additional water supplies.

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

	The Company supplies water and wastewater services to customers within the 24,000 acres of property which constitute the boundaries of the Service Area. The Service Area is located in southeastern Arapahoe County, Colorado, a growing county bordering Denver, Colorado. Currently the majority of the property is undeveloped land owned by the State of Colorado; however, portions of the property are currently under development. Development of the property is dependent on overall growth in the Denver metropolitan area.

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

The Business

	Beginning in fiscal 1987, and continuing through fiscal 2001, the Company has acquired a portfolio of water assets which are described above in the Description of Company Assets. This portfolio of water assets can be used to provide water service to customers located throughout the Denver metropolitan area and the Company has acquired the exclusive right to provide water and wastewater service to customers located within the Service
Area. The Company seeks to utilize its water assets and wastewater treatment technologies to privatize other government owned water and wastewater systems in Colorado and throughout the western United States.

	The Rangeview Metropolitan District is a quasi-municipal, political subdivision of the State of Colorado and is empowered to provide water and wastewater services to approximately 24,000 acres of property located south and east of Denver metropolitan area, most of which is owned by the State of Colorado (the "Service Area").

	The development of the District's Service Area is dependent on growth in the Denver metropolitan area, and on the State of Colorado selling portions of its property located within the Service Area to parties interested in the development of the land. The District has reserved approximately 14,350 acre feet of water annually, together with surface reservoir storage capacity, to provide water service to the property. The
District completed a study in 1997 to analyze the future development opportunities for the property and defined three categories of land uses: residential, commercial/light industrial, and open space. Approximately 10,000 acres is suitable for residential development accommodating up to 70,000 single-family homes; approximately 2,200 acres is suitable for commercial and light industrial development along the primary access corridors; and the remaining 12,800 acres is suitable for open space (i.e. parks, playing fields, and golf courses).

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

	In 1998, the Company entered into an agreement to provide water and wastewater service to a 400 acre development which now include the construction of a 500-bed Academic Model Juvenile Facility ("Model Facility"). The Model Facility paid a Water System Development and Water Resource Charge based on estimated water consumption, for the construction of water and wastewater systems. Pursuant to its Service Agreements, the Company has received all water and wastewater fees pursuant to the agreements totaling $2,013,495 for the construction of the water and wastewater facilities. Additionally, the Company received $154,800 from the State of Colorado for the construction of additional facilities related to the wastewater plant which the Company constructed on behalf of the State of Colorado. The Company completed construction of the water and wastewater facilities in July 2001, concurrent with the opening of the Model Facility.

	The 40 largest municipal water providers in the Denver metropolitan area deliver approximately 98% of the water consumed by residents and businesses in the Denver metropolitan area. The Company is actively marketing the Export Water Supply to each of the 40 largest providers. The Export Water Supply could be sold for a lump sum amount or incrementally pursuant to the service contracts whereby the Company will design, construct, operate and maintain the water system to deliver the water to customers. The timing, terms, and conditions of sales, if any, are dependent on the purchaser.

	The Company is also pursuing the sale of water from the Paradise Water Supply to users in the Denver metropolitan area and to cities, municipalities, and special districts in the downstream states of Arizona, Nevada and California. However, there are certain restrictions under the Colorado River Compact which relate to a reallocation of water from one state to another, including a requirement that a court decree authorizing the use of the water out of state be obtained, and compliance with other interstate compacts or agreements, which would need to be resolved or complied with before the Paradise Water Supply can be sold to users outside of Colorado.

	The Company's business of providing water and wastewater services is subject to competitive factors since alternative providers are available. The Company is aware of other private water companies who are attempting to market competing service to municipal water providers in the Denver area. In addition, municipal water providers seeking to acquire water evaluate independent water owned by individuals, farmers, ranchers, and others. The principal factors affecting competition in this regard include, but may not be limited to, the availability of water for the particular purpose, the cost of delivering the water to the desired location, the availability of water during dry year periods, the quality and quanity of the water source, and the reliability of the water supply. The Company believes that its water provides the Company with an advantage over its competition because the water the Company owns has been designated for municipal use by decrees issued by Colorado water courts, and because of the quantity of water available, the quality of water, its location relative to the Denver metropolitan area, (and Paradise's location to deliver water to either downstream users or Denver area water users through exchanges or other transfers), and price. The quantity of water the Company has available for sale has been determined by court decrees of the Colorado water courts. The Company has had the quality and quantity of the Rangeview and Paradise Water Supply evaluated by independent appraisers and water engineers. The Rangeview water quality, without treatment, meets or exceeds all current federal and state drinking water standards.

	Water processing and municipal water recycling are also subject to competition from municipal water providers who also provide wastewater/sewage processing, and from regional wastewater/sewage processors. The majority of wastewater/sewage treatment in the Denver metropolitan area is processed by approximately 10 major wastewater/sewage treatment providers. The majority of Denver area water providers participate in the Metropolitan Wastewater Authority which processes approximately 95% of the area's wastewater/sewage. The Company is not aware of any private companies providing wastewater/sewage treatment services in the Denver metropolitan area. The Company believes that it could have a competitive advantage because its wastewater treatment technology uses no toxic chemicals and the water after processing exceeds stringent water quality standards currently in effect. Additionally, residual material created in the wastewater treatment process can be composted into a high grade fertilizer for agricultural use.

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

	The Company has no legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

	No matters were submitted to a vote of stockholders during the fourth quarter ended August 31, 2001.






























PART II

Item 5.	Market for Common Equity and Related Stockholder
Matters

Markets

	The table below shows for the quarters indicated the high and low bid prices of the Common Stock on the OTC Bulletin Board.
The Company's Common Stock is traded on the OTC Bulletin Board under the trade symbol PCYL. As of November 15, 2001, there were 3,882 holders of record of the Company's Common stock.

	Fiscal Quarter		Low	High

		2001	First	$.0625	$.12
				Second	$.05	$.13
				Third	$.08	$.13
				Fourth	$.0625	$.18

		2000	First	$.12	$.19
				Second	$.10	$.19
				Third	$.125	$.18
				Fourth	$.08	$.15


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

Recent Sales of Unregistered Securities

	In August 2001, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 6,455,000 shares of Series D Preferred Stock to the Company's CEO, Mr. Thomas Clark in exchange for 421,666 shares of common stock, 3,200,000 shares of Series C Preferred Stock, 500,000 shares of Series C-1 Preferred Stock, 666,667 shares of Series C-2 Preferred Stock, and 1,666,667 shares of Series C-3 Preferred Stock, all of which were owned by Mr. Clark. The Company retired 3,200,000 shares of Series C Preferred Stock, 500,000 shares of Series C-1 Preferred Stock, 666,667 shares of Series C-2 Preferred Stock, and 1,666,667 shares of Series C-3 Preferred Stock. The Company sold 625,000 shares of the Company's Common Stock at $.16 per share to two accredited investors. Proceeds to the Company were $100,000. The shares were issued under Section 4(2) of the Securities Act of 1933.

	In December 2000, the Company sold 700,000 shares of the Company's Common Stock to two accredited investors at $.15 per share. Proceeds to the Company were $105,000.

Item 6.	Management's Discussion and Analysis

General

	Pure Cycle is engaged in the privatization of municipal water and wastewater systems in Colorado. The Company seeks to use its water and water technologies to enhance the availability and quality of domestic drinking water. The Company purchased approximately 1,165,000 acre feet of water (11,650 acre feet annually) and entered into two eighty-five year water and wastewater Service Agreements with the Rangeview Metropolitan
District which will enable the Company to provide water and wastewater service to over 36 square miles of property located in the Denver area. The Company will integrate its water recycling technologies for processing wastewater into pure potable water for reuse at its wastewater treatment facilitity as wastewater flows increase from development within the District's Service Area increases.

	The Company is aggressively pursuing the marketing and sale of its water rights to municipal water providers in the Denver metropolitan region as well as users in Arizona, Nevada and California to generate current and long term revenue sources.
During fiscal year 2001, the Company recognized construction revenues of $772,501 and delivered approximately 40 million gallons of water to customers within the District's Service
Area. The Company continues to meet with developers and other parties interested in developing portions of the District's
Service Area. The District's Service Area is primarily undeveloped land owned by the State of Colorado situated in the growing Arapahoe County. A portion of the property is currently developed and the Company has constructed the water and wastewater systems to serve customers on the property.

		In 1998, the Company entered into an agreement to provide water and wastewater service to a 400 acre development which includes a 500-bed Academic Model Juvenile Facility ("Model
Facility"). The Model Facility paid a Water System Development and Water Resource Charge based on estimated water consumption, for the construction of water and wastewater systems. Pursuant to its Service Agreements, the Company has received all fees pursuant to the agreements totaling $2,013,495 for the construction of the water and wastewater facilities.
Additionally, the Company received $154,800 from the State of Colorado for the construction of additional facilities related to the wastewater plant which the Company constructed on behalf of the State of Colorado. The Company completed construction of the water and wastewater facilities in July 2001, concurrent with the opening of the the Model Facility.

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

	At this time the Company is not able to determine the timing of water sales or the timing of development of the property within the District's Service Area. There can be no assurance that these sales can be made on terms acceptable to the Company or that development will occur. In the event water sales are not forthcoming or development of the property within the District's Service Area is delayed, the Company may sell additional portions of its profits interest, incur additional short or long-term debt obligations or seek to sell additional shares of common stock, preferred stock or stock purchase warrants as deemed necessary by the Company to generate operating capital. The Company's ability to ultimately realize its investment in its two primary water assets is dependent on its ability to successfully market the water. Under the provisions of the CAA, the other investors in the Rangeview project are to receive the first $31,807,000 from the sale or other disposition of the Export Water Supply. The Company has agreed to pay the next $4,000,000 in proceeds to LCH, Inc., a company affiliated with the Company's president. The next
$433,000 in proceeds are payable to the holders of the Company's Series B Preferred Stock. The Company retains 100% of the proceeds in excess of $36,240,000 from the sale or other disposition of the Export Water Supply.

Results of Operations

During fiscal year 2001, the Company generated water usage revenues from the sale of water to customers within the Company's Service Area of $96,754 compared to $53,886 for fiscal 2000, and incurred approximately $11,181 in operating costs compared to $8,690 for fiscal 2000. The Company recognized construction revenues of $772,501 in fiscal year 2001 and incurred construction costs of $488,984 compared to revenues and costs of $916,601 and $700,142, respectively, in fiscal year 2000. The Company recognized revenues from construction based on percentage-of-completion methodology. Gross margins improved from 27% in fiscal year 2000 to 42% in fiscal year 2001 due primarily to the settlement of $95,000 in liquidated damages as a resultof the late completion of certain water facilities by the Company's contractor for the Model Facility.

	General, administrative and marketing expenses for fiscal year 2001 were $231,229, or approximately $42,000 lower than for fiscal year 2000 due primarily due to a decrease in overhead salaries and the Company's lower cost for office space.
Interest income decreased to $41,464 in fiscal year 2001, as compared to $50,842 for fiscal year 2000 due primarily to a decrease in the average balance in the Company's cash operating accounts. Interest expense decreased approximately $35,000 to $231,368 as compared to $266,074 in fiscal year 2000 due primarily to a decrease in the prime lending rate. Net loss for fiscal year 2001 of $52,043 was approximately $31,000 lower than for fiscal year 2000, primarily due to recognition of construction revenues.




Liquidity and Capital Resources

	The Company's working capital at August 31, 2001 was $462,180. The Company believes that at August 31, 2001, it has sufficient working capital to fund its operations for the next year or longer. There can be no assurances, however, that the Company will be successful in marketing the water from its two primary water projects in the near term. In the event sales of these assets are not achieved, the Company may sell additional participating interests in its water projects, incur additional short or long-term debt or seek to sell additional shares of common or preferred stock or stock purchase warrants, as deemed necessary by the Company, to generate working capital.

	Development of any of the water that the Company has, or is seeking to acquire, will require substantial capital investment by the Company. Any such additional capital for the development of the water is anticipated to be financed by the municipality purchasing such water, through the sale of water taps and water delivery charges. A water tap charge refers to a charge imposed by a municipality or in this case, the Company, to permit a water user access to a water delivery system (i.e. a single-family home's tap into the municipal water system), and a water delivery charge refers to a water user's monthly water bill, generally charged per 1,000 gallons of water consumed.

Operating Activities

	During fiscal 2001, cash used in operating activities was approximately $641,000, compared to approximately $139,000 in fiscal 2000. Payments to contractors in fiscal 2001 accounted for the cash used in operations in fiscal 2001. Future operating costs are expected to increase due to additional costs of operating the water and wastewater systems, and it is anticipated that a similar level of cash will be used in the Company's general and administration functions during fiscal 2002.

	In August 1998, the Company entered into an agreement to provide water and wastewater service to a 400 acre development which now includes the 500-bed Model Facility. The Company designed, constructed, and now operates and maintains the water and wastewater systems that provide service to the Model Facility.

	During fiscal year 2001, the Company delivered approximately 40 million gallons of water to customers in the Service Area compared to 37 million gallons in fiscal year 2000.

Investing  Activities

	Cash used in investing activities for fiscal 2001 was approximately $64,000. Costs of approximately $64,000 were capitalized to the Rangeview and Paradise Water Supply projects.
Cash used in investing activities for fiscal 2000 was approximately $142,000.

Financing Activities

	In August 2001, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 6,455,000 shares of Series D Preferred Stock to the Company's CEO, Mr. Thomas Clark in exchange for 421,666 shares of common stock, 3,200,000 shares of Series C Preferred Stock, 500,000 shares of Series C-1 Preferred Stock, 666,667 shares of Series C-2 Preferred Stock, and 1,666,667 shares of Series C-3 Preferred Stock, all of which were owned by Mr. Clark. The Company sold 625,000 shares of the Company's Common Stock at $.16 per share to two accredited investorS. Proceeds to the Company were $100,000. The Company retired 3,200,000 shares of Series C Preferred Stock, 500,000 shares of Series C-1 Preferred Stock, 666,667 shares of Series C-2 Preferred Stock, and 1,666,667 shares of Series C-3 Preferred Stock.

	In December 2000, the Company sold 700,000 shares of the Company's Common Stock to two accredited investors at $.15 per share. Proceeds to the Company were $105,000.

	In August 2000, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 1,666,667 shares of Series C-3 Preferred Stock to Mr. Thomas Clark in exchange for 1,666,667 shares of common stock owned by Mr. Clark.

	In August 2000, the Company committed to issue, and four acredited investors comitted to purchase, a total of 763,333 shares of common stock, at $.15 per share. Payment was received from these investors subsequent to year end as follows: $10,000 on September 28, 2000, $4,500 on October 2, 2000, $50,000 on
October 26, 2000, and $50,000 on October 27, 2000. The Company issued the 763,333 shares of Common Stock on November 22, 2000.

	Readers are cautioned that forward-looking statements contained in this Form 10KSB should be read in conjunction with the Company's disclosure under the heading: "SAFE HARBOR
STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995" on page 2.

Impact of Recently Issued Accounting Pronouncements

In August, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. Adoption of SFAS No. 143 may result in increases in liabilities, assets, and expense recognition in financial statements. The Company does not anticipate a material impact on its financial condition or results of operations as a result of implementing this standard. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

The Financial Accounting Standards Board recently issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes the accounting and reporting provisions of Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, with respect to when certain asset impairment losses must be measured and recorded. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company does not anticipate a material impact on its financial condition or results of operations as a result of implementing this standard. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.


Item 7. Financial Statements


					Page

Independent Auditors' Report							12
Balance Sheets									13
Statements of Operations								14
Statements of Stockholders' Equity
	15
Statements of Cash Flows								16
Notes to Financial Statements							17-
22





Independent Auditors' Report

The Board of Directors
Pure Cycle Corporation:

We have audited the accompanying balance sheets of Pure Cycle Corporation ("the Company") as of August 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation as of August 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




							  /s/  KPMG LLP

Denver, Colorado
November 6, 2001

PURE CYCLE CORPORATION
BALANCE SHEETS
		 August 31,

	ASSETS	2001	2000

Current assets:
	Cash and cash equivalents	$ 435,660	$   821,124
	Trade accounts receivable	33,255	18,619
	Accounts receivable - stock subscriptions	--	114,500
	Prepaid expenses and other current assets	11,259	11,259
		Total current assets	480,174	965,502

Investment in water and systems:
	Rangeview water supply (Note 3)	13,483,425	13,422,134
	Paradise water supply	5,487,433	5,484,868
	Rangeview water system (Note 3)	     126,611	    126,611
		Total investment in water and systems	  19,097,469	19,033,613

Note receivable, including accrued interest (Note 5)	 369,806
	        347,162
Other assets	127,441	        1,441
	$ 20,074,890	 $ 20,347,718
	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Accounts payable	  $               --	$       6,955
	Billings in excess of costs and estimated earnings (Note 4)	--
	772,500
	Accrued liabilities	17,994	    21,692
		Total current liabilities		17,994		801,147

Long-term debt - related parties, including accrued interest
(Note 6)	4,518,619	4,287,251

Participating interests in Rangeview water supply (Note 3)
	11,090,630	11,090,630

Stockholders' equity (Notes 8):
	Preferred stock, par value $.001 per
		share; authorized - 25,000,000 shares:
		Series A1    1,600,000 shares issued  and outstanding	 1,600
	1,600
		Series B-     432,513 shares issued and outstanding
		        433		     433
		Series C-     0 and 3,200,000 shares issued and outstanding
		          --			  3,200
		Series C-1-  0 and 500,000 shares issued and outstanding
		          --			    500
		Series C-2 - 0 and 666,667 shares issued and outstanding
		          --			    667
		Series C-3 - 0 and 1,666,667 shares issued and outstanding
		          --			  1,667
		Series D -    6,455,000 and 0 shares issued and outstanding
	  	    6,455			       --

	Common stock, par value 1/3 of $.01 per
		share; 135,000,000 shares authorized;
		78,439,763 shares issued and outstanding	261,584	261,584
	Additional paid-in capital	 24,778,989	24,583,910
	Accumulated deficit	( 20,601,414)	(20,549,371)

	Treasury stock at cost; 0 and 903,334 shares	               --
(135,500)
	Total stockholders' equity	   4,447,647	  4,168,690
			$ 20,074,890	$ 20,347,718








See Accompanying Notes to Financial Statements
PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS




	     			Years ended
August 31,
			        2001	2000
Water service revenue:
	Construction revenue (Note 4)	$ 772,501	   $  916,601
	Water usage fees	96,754	   53,886
			    869,255	          970,487
Construction costs incurred (Note 4)	(488,984)		(700,142)
Water service operating expense	    (11,181)		(8,690)
Gross Margin	369,090		261,655

General and administrative
	expense	(231,229)	(272,875)
Operating income	137,861		(  11,220)

Other income (expense):
	Other income (Note 7)	--		128,123
	Interest income	41,464	50,842
	Interest expense:
		Related parties	(231,368)	(266,074)
		Other     	          --	   15,374

		Net loss	$(52,043)	$(82,955)

Basic and diluted net
	loss per common share	 $             *		  $             *


Weighted average common
	shares outstanding	  78,439,763 	78,439,763

* Less than $.01 per share





















See Accompanying Notes to Financial Statements
PURE CYCLE CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended August 31, 2001 and 2000






		    Additional
Total
			Preferred Stock        Common Stock       Treasury Stock
Paid-in     Accumulated	   Stockholders'
			Shares    Amount     Shares      Amount     Shares
Amount    Capital           Deficit	         Equity

Balance at August 31, 1999       5,732,513    $5,733    78,439,763
	$261,584	             0   $         0
	$24,216,244$(20,466,416) $4,017,145
Preferred Stock issued in
  exchanges (Note 8)                 2,333,334        2,334
--	              -- 	(2,333,334)	(370,000)	367,666
--	                --
Common Stock
  Issued and subscribed (Note 8)                             --
--	              --	  1,430,000	    234,500	--	--	    234,500
Net loss     --      -- --	    --  -- 	 --   --   (82,955)	 (82,955)
Balance at August 31, 2000  8,065,847  $8,067 78,439,763 $261,584 (903,334)
 (135,500)$24,583,910	$(20,549,371)$4,168,690
Preferred Stock issued in Exchanges, net (Note 8)  421,666    421	--	--
 	(421,666)	(69,500)	69,079	--	      --
Common Stock Issued from treasury stock (Note 8)  --    --  -- --
1,325,000	205,000 --         --      205,000
Extension of warrants	126,000    --      126,000
Net loss --      --	   --	    -- --  --  -- (52,043)  (52,043)
Balance at August 31, 2001      8,487,513     $8,488	78,439,763
$261,584   	0 	 $   0 $24,778,989 $(20,601,414)$4,447,647































See Accompanying Notes to Financial Statements
PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS





Years ended August 31,
				2001		2000

Cash flows from operating activities:
		Net loss		$(52,043)	$( 82,955)
		Adjustments to reconcile
	 	net loss to net cash used in operating activities:
	Increase in accrued interest on note receivable		(22,644)	( 25,368)
		     Increase in accrued interest on long term debt,
			including accrued interest		231,368	   266,074
				Changes in operating assets and liabilities:
			Accounts receivable		(14,636)
(12,513)
		  other assets		--		21,155
		  Billings in excess of costs and estimated earnings
	(772,500)		(122,879)
			Accounts payable and other accrued liabilities			 (10,653)	(53,078)
			Other non-current liabilities			          --
(128,123)
				Net cash used in operating activities	 	(641,108)	(138,687)

Cash used in investing activities-
		Investments in water supply		 (63,856)	   (142,214)

Cash flows from financing activities-
		Proceeds from sale of common stock		319,500
120,000

				Net decease in cash and cash equivalents		(385,464)		(159,901)

				Cash and cash equivalents beginning of year	      	 821,124
	981,025

				Cash and cash equivalents end of year		 $ 435,660		$821,124

























See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
August 31, 2001 and 2000

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

	The Company believes that at August 31, 2001, it has sufficient working capital and financing sources to fund its operations for the next year or longer. There can be no assurances, however, that the Company will be successful in marketing the water from its two primary water projects in the near term. In the event sales are not achieved, the Company may sell additional participating interests in its water projects, incur additional short or long-term debt or seek to sell additional shares of common or preferred stock or stock purchase warrants, as deemed necessary by the Company, to generate working capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

	The company recognizes construction project income using the percentage-of-completion method, measured by the contract costs incurred to date as a percentage of the estimated total contract costs. Contract costs include all direct material, labor, and equipment costs and those indirect costs related to contract performance such as indirect labor and supplies costs. If the construction project revenue is not fixed, the Company estimates revenues that are most likely to occur. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Billings in excess of costs and estimated earnings represent payments received on construction projects under which the work has not been completed. These amounts, if any, are recognized as construction progresses in accordance with the percentage-of-completion method.

	The Company recognizes water usage revenues upon delivering water to customers. Costs of delivering water to customers are recognized as incurred.

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

Long lived assets

	The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes there are no impairments in the carrying amounts of its investments in water at August 31, 2001.

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

Reclassifications

	No reclassifications were made to the financial statements.

NOTE 3 - RANGEVIEW WATER SUPPLY AND SYSTEM

	In April of 1996, the Company entered into a water privatization agreement with the State of Colorado and the Rangeview Metropolitan District (the "District") which enabled the Company to acquire ownership rights to a total gross volume of 1,165,000 acre feet of groundwater (approximately 11,650 acre feet per year), an option to substitute 1,650 acre feet of surface water in exchange for a total gross volume of 165,000 acre feet of groundwater, and the use of surface reservoir storage capacity (collectively referred to as the "Export Water Supply").

	In addition to the Export Water Supply, the Company entered into a water and wastewater service agreement ("The Service Agreements") with the District which grants the Company an eighty-five year exclusive right to design, construct, operate and maintain the District's water and wastewater systems. In exchange for designing, constructing, operating and maintaining the District's water and wastewater system, the Company will receive 95% of the District's water revenues remaining after payment of royalties totaling 12% of gross revenues to the State Land Board, 100% of the District's wastewater system development charges and 90% of the District's wastewater usage charges. The Company delivered approximately 40 and 37 million gallons of water to customers in the Service Area in fiscal 2001 and 2000, resepctively. Currently there are no wastewater customers within the Service Area.

	The Company capitalizes certain legal, engineering and other costs relating to the acquisition of the Rangeview Water Supply due to the improvements of the water assets through adjudication and engineering services.

	The Participating Interests in the Comprehensive Amendment Agreement (the "CAA"), in the aggregate, have the right to receive the first approximately $31,807,000 from the proceeds of a sale or other disposition of the Export Water Supply. After the distributions pursuant to the CAA, LCH Inc., a company affiliated with the Company's president has the right to receive the next $4,000,000 in proceeds. The next $433,000 in proceeds is payable to the holders of the Company's Series B Preferred Stock. The Company will retain 100% of the proceeds in excess of $36,240,000 from the sale or other disposition of the Export Water Supply.




	PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CONSTRUCTION REVENUE

	The following summarizes the status of the Company's construction contracts at August 31,

									2001
2000
Costs incurred on uncompleted contracts			           $
	           --	       $1,059,151
Estimated earnings							           --
	       $   166,363
										                        --
	                      1,225,514
Less billings to date
--                    ( 1,998,014)
										                        --
	                       (772,500)

	During fiscal 2001 and 2000, the Company had revenues from a single customer that accounted for 85% and 93% of total revenue, respectively.

NOTE 5 - NOTE RECEIVABLE

	In 1995, the Company extended a line of credit to the District. The loan provides for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% and, matures on December 31, 2001. The balance of the note receivable at August 31, 2001 was $369,806, including accrued interest. The Company intends to extend the due date to December 31, 2002. Accordingly, the note has been classified as non-current.

NOTE 6 - LONG-TERM DEBT

	Long-term debt, including accrued interest, at August 31, 2001 and 2000 is comprised of the following:

Notes payable, including accrued interest to six related
parties,		      2001 	      2000
	due August 2007, interest at 10.25%, unsecured		$   455,063  	$    425,438
Notes payable, including accrued interest to five related
parties, due August
	2007, interest at 10.25%, unsecured net of unamortized
discount of
       $9,000 and $18,000, respectively		   506,934 	         462,059
Note payable, to CEO, due October 2003, non-interest bearing,
unsecured	    26,542	    26,542
Notes payable, including accrued interest, to CEO due
       September 2003, interest at 8.36% to 9.01%, unsecured
				  466,221	      444,861
Notes payable, including accrued interest, to related party, due
October,
	2003, interest at the prime rate plus 3%, secured by shares of the
	Company's common stock owned by the President	2,296,326	2,193,014
Notes payable, including accrued interest, to a related party,
	due August 2003, interest ranging from 7.18% to 8.04%,
unsecured	   767,533	    735,337
		Total long-term debt	$,4,518,619	$4,287,251

Aggregate maturities of long-term debt are as follows:
		Year Ending August 31,	Amount
				2002
$             --
2003 3,556,622
2007	    961,997
			       Total	 $ 4,518,619

	In 1996 and 1997, the Company entered into loan agreements with eleven related party investors. The loan balances total $961,997 at August 31, 2001, the loans are unsecured, bear interest at the rate of 10.25%. In connection with the loan agreements, the Company issued warrants to purchase 2,100,000 shares of the Company's common stock at $.18 per share. A portion of the proceeds received under the agreement ($45,000) was attributed to the estimated fair value of the warrants issued. The resulting discount is being amortized straight-line over the term of the loan. In 2001, the term of the warrants and debt was extended to 2007. The fair value of the warrant extension will be amortized over the revised term of the debt.

	As of August 31, 2001, the President and stockholder of the Company has pledged a total of 20,000,000 shares of the Company's common stock from his personal holdings as collateral on certain of the above notes payable.



	PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 7 - OTHER INCOME

	During fiscal 2000, the Company wrote off $128,123 of liabilities that represented amounts owed to creditors for debts incurred prior to 1986. Such amounts reached their statute of limitations during fiscal 2000 and thus were written off to other income.

NOTE 8 - STOCKHOLDERS' EQUITY

		Preferred and Common Stock

	In August 2001, the Company entered into a Plan of
Recapitalization and a Stock Purchase Agreement whereby the
Company issued 6,455,000 shares of Series D Preferred Stock to the Company's CEO, Mr. Thomas Clark in exchange for 421,666
shares of common stock, 3,200,000 shares of Series C Preferred
Stock, 500,000 shares of Series C-1 Preferred Stock, 666,667 shares of Series C-2 Preferred Stock, and 1,666,667 shares of
Series C-3 Preferred Stock, all of which were owned by Mr.
Clark.  	None of the Series D Convertible Preferred Stock pay
dividends.

	Also in August 2001, the Company sold 625,000 shares of the Company's Common Stock at $.16 per share to two accredited investor. Proceeds to the Company were $100,000. The Company retired 3,200,000 shares of Series C Preferred Stock, 500,000 shares of Series C-1 Preferred Stock, 666,667 shares of Series
C-2 Preferred Stock, and 1,666,667 shares of Series C-3
Preferred Stock.

	In December 2000, the Company sold 700,000 shares of the Company's Common Stock to two accredited investors at $.15 per share. Proceeds to the Company were $105,000.

	In August 2000, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 1,666,667 shares of Series C-3 Preferred Stock to Mr. Thomas Clark in exchange for 1,666,667 shares of common stock owned by Mr. Clark.

	In August 2000, the Company comitted to issue, and four acredited investors comitted to purchase, a total of 763,333 shares of common stock, at $.15 per share generating proceeds to the Company of $114,500. Payment was received from these investors as follows: $10,000 on September 28, 2000; $4,500 on October 2, 2000; $50,000 on October 26, 2000; and $50,000 on
October 27, 2000. The Company issued the 763,333 shares of common stock on November 22, 2000.

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

	Stock Options

	Pursuant to the Company's Equity Incentive Plan, as of August 31,2000, the Company had granted Mr. Fletcher Byrom, Ms.
Margaret Hansson, Mr. George Middlemas, and Mr. Mark Harding
options to purchase 7,000,000, 8,000,000, 1,000,000, and
7,000,000 shares of common stock respectively at an exercise price of $.18 per share which expire in 2002.  In April of 2001, the Board extended the expiration date of options granted to Mr. Fletcher Byrom, Ms. Margaret Hansson, Mr. George Middlemas, and
Mr. Mark Harding from August 2002, to August 2007.  Also in
April 2000, the Board granted Mr. Harding options pursuant to employment arrangements outside the Equity Incentive Plan to purchase an additional 3,000,000 shares of common stock at an exercise price of $.18 per share of which 2,250,000 vested immediately and 250,000 shares vest on the anniversary date of
the grant over the next three years.   Mr. Harding's new options
also expire in August 2007.

	The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for stock options granted to key employees under the Equity Incentive Plan. Had compensation costs for the Company's two stock-based compensation plans been determined based on the fair market value at the grant dates for awards and the extension of the expiration dates of certain options under those
	PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY (continued)

plans consistent with the method prescribed in FASB Statement
123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended August 31, 2001 and 2000:

	Net loss:						2001	  	2000
			As Reported				$(  52,043)	( 82,955)
			Pro forma			             (1,529,451)	(297,168)
		Loss per share:
		   	As Reported				         *
*
			Pro forma				      (.02)
*
*   Less than $.01 per share

	The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal year 2001: no dividend yield; annualized expected volatility of 101%; and a weighted average risk-free interest rate of 4.65%. No options were granted in fiscal year 2000.

	A summary of the status of the Company's Equity Incentive Plan and other compensatory options as of August 31, 2001 and 2000, and changes during the years then ended is presented below:
							2001				2000
							      Weighted average
Weighted average
		Fixed options			Shares	        exercise price
	Shares	        exercise price
Outstanding at beginning of year		23,000,000	$.18
	23,000,000	$.18
Granted					  3,000,000	  .18
	--	    --
Outstanding at end of year			26,000,000	$.18
	23,000,000	$.18

Options exercisable at year end		26,000,000
	23,000,000
Weighted average of fair value
  of options granted during the year				   --
				    --

	The following table summarizes information about Equity
Incentive Plan and other compensatory options outstanding at August 31, 2001:

				Options Outstanding				Options
Exercisable
					        Weighted average
Weighted		            Weighted
	Range of exercise	Number		remaining
average   	Number		 average
	        Price		outstanding       contractual  life
		exercise price	exercisable       exercise price
		  .18		25,250,000	6			.18
25,250,000	.18

	No options were exercised during the years ended August 31, 2001 and 2000.

		Warrants

	In addition to the warrants discussed in Note 6, the Company issued warrants, which remain outstanding as of August 31, 2001, to purchase 22,303,000 shares of the Company's stock at $.18 per share in connection with the sale of profits interests in the Rangeview WCA, which were subsequently converted into participating interests in the CAA. The warrants expire 6 months after the payment of the participating interests in the CAA.

	No warrants were exercised during the years ended August 31, 2001 and 2000.

NOTE 9 - INCOME TAXES

	The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 2001 and 2000 are presented below.
		2001	2000
	Deferred tax assets:
		Net operating loss carry forwards	$ 2,752,000 	$ 2,735,000
		Less valuation allowance	(2,752,000)	(2,735,000)
		Net deferred tax asset	 $              --	$
--
	PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES (continued)

	The valuation allowance for deferred tax assets as of August 31, 2001 was $2,752,000. The net change in the valuation allowance for the year ended August 31, 2001 was a net increase of $17,000, attributable to the net operating loss incurred during the year and difference in amortization. The deferred tax asset at August 31, 2001, for which a valuation allowance has been recorded, will be recognized when realization is more likely than not.

At August 31, 2001, the Company has net operating loss carry forwards for federal income tax purposes of approximately
$7,074,000, which are available to offset future federal taxable income, if any, through fiscal 2021.

NOTE 10 - INFORMATION CONCERNING BUSINESS SEGMENTS

The Company has two lines of business: one is the design and construction of water and wastewater systems pursuant to the Service Agreements to provide water and wastewater service to customers within the Service Area; and the second is the operation and maintenance of the water and wastewater systems which serve customers within the Service Area.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (see
Note 2). The Company evaluates the performance of its segments based on gross margins of the respective business units.

Segment information for the years ended August 31, 2001 and 2000 is as follows:



					      2001
2000
					      Water
Water
				Construction      Service	      Total
	 Construction      Service	      Total
Revenues			$   772,501        $96,754      $869,255
	 $  916,601     $   53,886	$   970,487
Gross Margin			     283,517          85,573
369,090	     216,459	45,196	     261,655
Total Assets				 --    20,074,890	20,074,890
	  	 --    20,347,718	20,347,718
Capital Expenditures			 --          63,856
63,856   	 	 --         142,214       142,214


NOTE 11 - Related party transactions

	Prior to July 2000, the Company leased office facilities from a third party under an operating lease agreement. Since July
2000, the Company has occupied office space in buildings owned by related parties. The related parties have not charged the Company for rent during this time. Rent expense for the years ended August 31, 2001 and 2000 was $0 and $15,000 resepctively.


Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Not applicable.



PART III

Item 9.	Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

	The following are the officers and directors of the Company as of August 31, 2001:

			Name	Age	Position(s) with the
Company
	Harrison H. Augur	59	Chairman
	Margaret S. Hansson . . . 	77	Director, Vice President
	Fletcher L. Byrom . . . .	83	Director
	Thomas P. Clark . . . . .	65	Director, CEO, Treasurer
	George M. Middlemas . . .     	55	Director
	Richard L. Guido  . . . .      	57	Director
	Mark W. Harding . . . . .	38	President, Chief Financial
Officer, Secretary

HARRISON H. AUGUR

	Mr. Augur was elected Chairman of the Board of Directors in
April 2001.    For the past 20 years, Mr. Augur has been
involved with investment management and venture capital investment groups. Mr. Augur is a General Partner of CA
Partners since 1987, and General Partner of Patience Partners
LLC since 1999. Mr. Augur received a Bachelor of Arts degree from Yale University in 1964, a Juris Doctor degree from Columbia Univetsity School of Law, and his LLM degree from New
York University School of Law in 1987.

MARGARET S. HANSSON

	Ms. Hansson has been a Director of the Company since April 1977 and Chairman since September 23, 1983, and was the Chief Executive Officer of the Company from September 23, 1983 to January 31, 1984. From 1976 to May 1981, she was President of GENAC, Inc., a Boulder, Colorado firm, which she founded. From 1960 to 1975, Ms. Hansson was CEO and Chairman of Gerry Baby Products Company (formerly Gerico, Inc.), now a division of Evenflo. She is a Director of Wells Fargo Bank, Boulder
Colorado, Wells Fargo Banks, PC, Colorado Capital Alliance,
Realty Quest, Inc. (now RQI, Inc.), and the Boulder Technology Incubator. Ms. Hansson is currently President of two companies, Adrop, LLC, and Erth, LLC. Ms. Hansson received her Bachelor of Arts degree from Antioch College.

THOMAS P. CLARK

	Thomas P. Clark was appointed Chief Executive Officer of the Company in April 2001. Prior to his appointment as Chief
Executive Officer, Mr. Clark served as President and Treasurer of the Company from 1987 to April 200.1 Mr. Clark is primarily involved in the management of the Company. His business activities include: President, LC Holdings, Inc. (business development), 1983 to present and, Partner, through a wholly owned corporation, of Resource Technology Associates
(development of mineral and energy technologies), 1982 to present. Mr. Clark received his Bachelor of Science degree in Geology and Physics from Brigham Young University, Provo, Utah.

MARK W. HARDING

	Mark W. Harding joined the Company in February 1990 as Corporate Secretary and Chief Financial Officer. He was appointed President of the Company in April 2001. He brings a background in public finance and management consulting experience. From 1988 to 1990, Mr. Harding worked for Price Waterhouse in Management Consulting Services where he assisted clients in Public Finance services and other investment banking related services. Mr. Harding has a B.S. Degree in Computer Science, and a Masters in Business Administration in Finance from the University of Denver.

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

Section 16(a) Beneficial Ownership Reporting Compliance

	The Company's directors and executive officers and persons who are beneficial owners of more than 10% of the Company's Common
Stock are required to file reports of their holdings and transactions in Common Stock with the Securities and Exchange
Commission and furnish the Company with such reports. Based solely upon its review of the copies the Company has received or upon written representations from these persons, the Company believes that, as of November 16, 2001 all of the Company's directors, executive officers, and 10% beneficial owners had complied with the applicable Section 16 (a) filing requirements.

Item 10. Executive Compensation

			Annual Compensation	___
					Other
Name			Annual
and							Compen-
Principal	Fiscal	Salary	Bonus	sation
Position			Year		($)		($)	($)

Thomas P. Clark
CEO		2001	60,000	0	0
			2000	60,000	0	0
			1999	60,000	0	0


	For all other executive officers, consisting of two persons, total annual salary and bonuses were less than $100,000.

	Directors do not receive any compensation for serving on the Board.

Item 11.	 Security Ownership of Certain Beneficial Owners and
Management

	The following table sets forth, as of November 16, 2001, the beneficial ownership of the Company's issued and outstanding
Common Stock, Series A-1 Preferred Stock, Series B Preferred
Stock, and Series D Preferred Stock, by each person who owns of record (or is known by the Company to own beneficially) 5% or more of each such class of stock, by each director of the Company, each executive officer and by all directors and executive officers as a group. Except as otherwise indicated, the Company believes that each of the beneficial owners of the stock listed has sole investment and voting power with respect to such shares, based on information provided by such holders.

Common Stock

Name and Address of		Number of Common	Percent of

Beneficial Owner			Stock Shares
	Outstanding Common Shares
Thomas P. Clark		27,264,854  	34.8%  (18)
5650 York Street, Commerce
City, Colorado 80022


George Middlemas			1,333,333     		1.7%    (1)
2440 N. Lakeview Ave	                                      (11)
Chicago, IL  60614

Richard L. Guido			              0		 	0%
Park 80 West - Plaza Two
Saddle Brook, New Jersey 07663

Margaret S. Hansson				8,246,000		9.5%   (2)
2220 Norwood Avenue
Boulder, Colorado 80304

Fletcher L. Byrom              			7,100,000		8.3%   (3)
P.O. Box 1055
Carefree, AZ  85377

Mark W. Harding			9,460,000
10.8% (4)
5650 York Street, Commerce
City, Colorado 80022

INCO Securities Corporation     		4,700,000    		5.7%  (5)
One New York Plaza
New York, New York  10004

Apex Investment Fund II L.P.		17,087,833 		19.2% (6)
233 S. Wacker Drive,	          			          (11)
Suite 9600		          			               (13)
Chicago, Illinois  60606

Environmental Venture 			6,278,181   		7.7%  (7)
Fund, L.P.		       			         (11)
233 S. Wacker Drive, Suite 9600
Chicago, Illinois  60606

Environmental Private Equity 			7,142,320		8.6%(13)
Fund II, L.P.		        			         (16)
233 S. Wacker Drive, Suite 9600
Chicago, Illinois  60606

The Productivity 			4,781,846		6.0%  (8)
Fund II, L.P.		        			         (11)
233 S. Wacker Drive, Suite 9600

Chicago, Illinois  60606

Proactive Partners L.P.		3,579,052    		4.4%  (13)
50 Osgood Place, Penthouse                                  (17)
San Francisco, California 94133

All Officers and Directors	53,404,187	           48.5%   (12)
as a group (6 persons)				             (18)








Preferred Stock

	Number of 		Number of
	Series A	Percentage	Series B
	Percentage	Number of SeriesPercent of
Name and Address of	Preferred	Outstanding 	Preferred
	Outstanding	D Preferred	Outstanding
Beneficial Owner	Shares	Shares	Shares	Shares	Shares
	Shares
Thomas P. Clark			346,000 	80.0% (14)	6,455,000	100.0%(18)
5650 York Street, Commerce
City, Colorado 80022						666,667     100.0%(20)

Apex Investment Fund II L.P.		408,000	  	25.5%
233 S. Wacker Drive,
Suite 9600
Chicago, Illinois  60606

Environmental Private Equity 		600,000              37.5%
Fund II, L.P.
233 S. Wacker Drive, Suite 9600
Chicago, Illinois  60606

Proactive Partners L.P.	500,000              31.5%
50 Osgood Place, Penthouse
San Francisco, California 94133

LC Holdings, Inc.				432,513	100.0%
5650 York Street,
Commerce City, Colorado

LCH, Inc.				86,503	20.0% (15)
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

(4)	Includes 9,250,000 shares purchasable by Mr. Harding under a currently exercisable option.

(5)	Includes 4,700,000 shares purchasable by Inco Securities
Corporation ("Inco") under currently exercisable warrants.

(6)	Includes 8,506,198 shares purchasable by Apex Investment
Fund II, L.P. ("Apex") under a currently exercisable warrants.

(7)	Includes 2,596,620 shares purchasable by Environmental
Venture Fund, L.P. ("EVFund") under a currently exercisable warrants.

(8)	Includes 1,776,166 shares purchasable by Productivity Fund
II, L.P. ("PFund") under currently exercisable warrants.

(9)	Intentionally omitted.

(10)	  Intentionally omitted.

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

 (12) Includes 25,250,000, shares purchasable by directors and officers under currently exercisable options.

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

(18) Includes 6,455,000 shares of Series D Preferred Stock, which Mr. Clark, the Company's CEO owns which are convertible to 6,455,000 shares of common stock if the Company has sufficent authorized but unissued shares of common stock.


Item 12.  Certain Relationships and Related Transactions

	From time to time since December 6, 1987, Thomas P. Clark, a Director and President of the Company, loaned funds to the Company to cover operating expenses. These funds have been treated by the Company as unsecured debt, and the promissory notes with interest at 8.36% to 9.01% per annum, issued to Mr.
Clark on various dates are payable October 15, 2002. To date, Mr. Clark has loaned the Company $310,720 of which $43,350 has been repaid, leaving a balance of $267,370. As of August 31, 2001, accrued interest on the Notes totaled $204,032. All loans were made on terms determined by the board members, other than Mr. Clark, to be at market rates.

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


Item 13. Exhibits and Reports on Form 8-K.

	(a)	Exhibits

	3(a)	Certificate of Incorporation of Registrant - Incorporated
by reference from Exhibit 4-A to Registration Statement
No. 2-65226.

	3(a).1	Certificate of Amendment to Certificate of
Incorporation, filed August 31, 1987 - Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended August 31, 1987.

	3(a).2	Certificate of Amendment to Certificate of
Incorporation, filed May 27, 1988. Incorporated by reference from Proxy Statement for the Annual Meeting held April 22, 1988.

	3(a).4	Certificates of Amendment to Certificate of
Incorporation filed April 13, 1993. Incorporated by reference from Proxy Statement for Annual Meeting held
April 2, 1993.

	3(a).6	Certificates of Amendment to Certificate of
Incorporation filed May 25, 1994 (Series A).
Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended August 31, 1994.

	3(a).7	Certificates of Amendment to Certificate of
Incorporation filed August 31, 1994 (Series B).
Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended August 31, 1994

	3(a).8	Certificates of Designation for the Series A-1
Preferred Stock Filed July 21, 1998.*

	3(a).9	Certificates of Amendment to Certificate of
Incorporation filed September 2, 1999 (Series C).*

	3(a).10	Certificates of Amendment to Certificate of
Incorporation filed November 5, 1999 (Series C1),
Incorporated by reference from Annual Report on form
10KSB for the fiscal year ended August 31, 1999.

	3(a).11	Certificates of Amendment to Certificate of
Incorporation filed November 5, 1999 (Series C2),
Incorporated by reference from Annual Report on form
10KSB for the fiscal year ended August 31, 1999.

	3(a).12  Certificates of Amendment to Certificate of
Incorporation filed August 29, 2000 (Series C3).
Incorporated by reference from Annual Report on Form
10KSB for the fiscal year ended August 31, 2000

	3(a).13	Series D filed herewith.

	3(b)	Bylaws of Registrant - Incorporated by reference from
Exhibit 4.c to Registration Statement No. 2-62483.

	3(b).1	Amendment to Bylaws effective April 22, 1988.
Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended August 31, 1989.

	4.1	Specimen Stock Certificate - Incorporated by reference to
Registration Statement No. 2-62483.

10.2 Equity Incentive Plan.  Incorporated by references from
Proxy State for Annual Meeting held April 2, 1993.

	10(h).2	Service Agreement, dated April 19, 1996, by and
between the Company, and the District. **

	10(h).3	Wastewater Service Agreement, dated January 22,
1998, by and between the Company, and the District.**

	10(h).4	Comprehensive Amendment Agreement No. 1, dated
April 11, 1996, by and among ISC, the Company, the Bondholders, Gregory M. Morey, Newell Augur, Jr., Bill
Peterson, Stuart Sundlun, Alan C. Stormo, Beverlee A.
Beardslee, Bradley Kent Beardslee, Robert Douglas
Beardslee, Asra Corporation, International Properties,
Inc., and the Land Board. **

*			Incorporated by reference from Annual Report on Form 10-
KSB for fiscal year ended August 31, 1998.
**			Incorporated by reference from Quarterly Report on Form
10-QSB for the period ended May 31, 1996.
(b)		The Company has not filed any reports on form 8-K
during the last quarter of fiscal 2000.

Signatures

	In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION



By:	/s/ Mark W. Harding
	Mark W. Harding, President


Date:	    November 29, 2001



	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature		Title				Date



/s/ Margaret S. Hansson	 	Chairman, Vice
	November 29, 2001
Margaret S. Hansson		President, Director


/s/ Thomas P. Clark     		CEO,
Treasurer,	November 29, 2001
Thomas P. Clark			Director


/s/ Mark W. Harding		President, CFO,	November 29,
2001
Mark W. Harding		Secretary


/s/ Fletcher L. Byrom		Director
	November 29, 2001
Fletcher L. Byrom


/s/ George M. Middlemas		Director
	November 29, 2001
George M. Middlemas


/s/ Richard L. Guido		Director
	November 29, 2001
Richard L. Guido

 .	CERTIFICATE OF THE DESIGNATIONS, POWERS, PREFERENCES
AND RIGHTS OF

SERIES D CONVERTIBLE PREFERRED STOCK
($.001 Par Value)

of

PURE CYCLE CORPORATION

______________________

Pursuant to Section 151 of the General Corporation Law
of the State of Delaware
______________________


	PURE CYCLE CORPORATION, a Delaware corporation (the "Corporation"), does hereby certify that the following resolutions were duly adopted by the board of directors of the Corporation pursuant to authority conferred upon the board of directors by Article IV of the Certificate of Incorporation of the Corporation, which authorizes the issuance of up to 25,000,000 shares of Preferred Stock, at a meeting of the board of directors duly held on August 22, 2001

	RESOLVED, that one series of the class of authorized Preferred Stock, $.001 par value, of the Corporation is hereby created and that the designations, powers, preferences and relative, participating, optional or other special rights of the shares of such series, and qualifications, limitations or restrictions thereof, are hereby fixed as follows:

	1.	Number of Shares and Designation. 6,455,000 shares of
the Preferred Stock, $.001 par value, of the Corporation are hereby constituted as a series of the Preferred Stock designated as Series D Convertible Preferred Stock (the "Series D Preferred
Stock").

	2.	Liquidation.

		A.	Upon any liquidation, dissolution or winding up of
the Corporation, whether voluntary or involuntary, the holders of the Series D Preferred Stock will be entitled to share in any distribution or payment made to the holders of Common Stock on a pro rata basis with the holders of the Common Stock determined as if such holders had converted their Series D Preferred Stock to Common Stock pursuant to Section 4 hereof immediately prior to such liquidation, dissolution or winding up.


		B.	The Corporation will mail written notice of any
distribution in connection with such liquidation, dissolution or winding up, not less than 60 days prior to the payment date stated therein, to each record holder of Series D Preferred
Stock. Neither the consolidation or merger of the Corporation into or with any other corporation or corporations, nor the sale or transfer by the Corporation of all or any part of its assets, nor the reduction of the capital stock of the Corporation, will be deemed to be a liquidation, dissolution or winding up of the Corporation within the meaning of this Section 2.

	3.	Dividends.	The holders of the Series D Preferred
Stock will be entitled to share in any dividend or distribution or payment made to the holders of Common Stock on a pro rata basis with the holders of the Common Stock determined as if such holders had converted their Series D Preferred Stock to Common
Stock pursuant to Section 4 hereof immediately prior to such dividend or distribution.

	4.	Conversion.

		A.	Right to Convert.  Each share of Series D
Preferred Stock shall be convertible, at the option of the holder thereof, at any time, into 1 fully paid and non-assessable share of Common Stock (the "Conversion Rate"), provided that the Corporation has authorized but unissued shares of Common Stock to deliver to the holders of the Series D Preferred Stock at the time of such conversion.

		B.	Fractional Shares.  In the event the aggregate
number of shares of Series D Preferred Stock being converted by a holder thereof is convertible into a number of shares of Common
Stock which would require the issuance of a fractional interest in a share of Common Stock, the Corporation shall deliver cash in the amount of the fair market value of such fractional interest.

		C.	Accrued Dividends.  If, at the time the holder of
shares of Series D Preferred Stock exercises its right of conversion under Section 4.A, such holder's shares of Series D
Preferred Stock have accrued dividends which remain unpaid at the time of such conversion, such holder's right to receive dividends on the shares so converted, to the extent accrued but unpaid on the date of conversion, shall continue.

		D.	Mechanics of Conversion.  Before any holder of the
Series D Preferred Stock shall be entitled to voluntarily convert the same into shares of Common Stock, such holder shall surrender the certificate or certificates therefor, duly endorsed, at the office of the Corporation, in the case of a conversion pursuant to Section 4.A above, shall give written notice to the Corporation at such office that he or she elects to convert the same and shall state therein his or her name or the name or names of his or her nominees in which he or she wishes the certificate or certificates for shares of Common Stock to be issued. The
Corporation shall, as soon as practicable thereafter, issue and deliver at such office to such holder of the Series D Preferred
Stock, or to his or her nominee or nominees, a certificate or certificates for the number of shares of Common Stock to which he or she shall be entitled as aforesaid. Any conversion shall be deemed to have taken place at 5:01 Mountain Time on the date of such surrender of the shares to be converted, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock on such date; provided, however, that the right to receive dividends on the shares so converted, to the extent accrued but unpaid on the date of such conversion (whether or not declared), shall continue.

		E.	Adjustment for Combinations or Consolidations of
Common Stock. In the event the Corporation at any time or from time to time after the date of issuance of any Series D Preferred
Stock effects a subdivision, combination or reclassification of its outstanding shares of Common Stock into a greater or lesser number of shares, then and in each such event the Conversion Rate shall be increased or decreased proportionately.

		F.	Adjustments for Merger or Reorganization, etc.  In
case of any consolidation or merger of the Corporation with or into another corporation or the conveyance of all or substantially all of the assets of the Corporation to another corporation or other person, provision shall be made so that each share of the Series D Preferred Stock shall thereafter be convertible into the number of shares of stock or other securities or property to which a holder of the number of shares of Common Stock of the Corporation deliverable upon conversion of such Series D Preferred Stock would have been entitled upon such consolidation, merger or conveyance; and, in any such case, appropriate adjustment (as determined by the board of directors) shall be made in the application of the provisions herein set forth with respect to the rights and interest thereafter of the holders of the Series D Preferred Stock, to the end that the provisions set forth herein (including provisions with respect to changes in and other adjustments of the Conversion Rate) shall thereafter be applicable, as nearly as they reasonably may be, in relation to any shares of stock or other securities or property thereafter deliverable upon the conversion of the Series D
Preferred Stock.

 	5.	Voting.

		A.	Holders of the Series D Preferred Stock shall have
the right to vote together with the Common Stock, and not separately as a class, for the election of directors and upon all other matters to be voted on by the holders of the Common Stock of the Corporation. Every holder of shares of the Series D
Preferred Stock shall have the number of votes equal to the number of shares of Common Stock that his or her shares of Series
D Preferred Stock would be convertible into pursuant to Section 4 on the record date of the meeting at which such shares are being voted.

		B.	At each meeting or at any adjournment thereof at
which the holders of the Series D Preferred Stock have the right to vote as a class, the presence, in person or by proxy, of the holders of a majority of the Series D Preferred Stock then outstanding will be required to constitute a quorum. The vote of a majority of such quorum will be required to take any action at such meeting. Cumulative voting by holders of Series D Preferred
Stock is prohibited. In the absence of a quorum, a majority of the holders present in person or by proxy of the Series D
Preferred Stock shall have the power to adjourn the portion of the meeting related to that particular series for a period of up to 30 days without notice other than announcement at the meeting until a quorum shall be present.

	6.	Corporation's Right to Purchase Series D Preferred
Stock.

		A.	The Corporation shall have the right at any time
to acquire any Series D Preferred Stock from the owner of such shares on such terms as may be agreeable to such owner. Shares of Series D Preferred Stock may be acquired by the Corporation from any stockholder pursuant to this Section 6.A without offering any other stockholder an equal opportunity to sell his stock to the Corporation, and no purchase by the Corporation from any stockholder pursuant to this Section 6.A shall be deemed to create any right on the part of any stockholder to sell any shares of Series D Preferred Stock (or any other stock) to the Corporation. The purchase by the Corporation of shares of Series
D Preferred Stock pursuant to this Section 6.A shall not be deemed for any purpose to be a redemption. Such shares shall not be entitled to receive dividends while held by the Company.

		B.	Notwithstanding the foregoing provisions of this
Section 6, if a dividend upon any shares of Series D Preferred
Stock is past due, the Corporation shall not purchase or otherwise acquire any shares of Series D Preferred Stock, except
(i) pursuant to a purchase or exchange offer made on the same terms to all holders of the Series D Preferred Stock, or (ii) by conversion of shares of Series D Preferred Stock into, or exchange of such shares for, Common Stock.

	7.	Preemptive Rights.  The holders of shares of Series D
Preferred Stock are not entitled to any preemptive or subscription rights in respect of any securities of the Corporation.

	8.	Notices.  Any notice required hereby to be given to the
holders of shares of Series D Preferred Stock shall be sufficiently given if sent by telecopier, registered or certified mail, postage prepaid, by express mail or by other express courier addressed to each holder of record at his address appearing on the books of the Corporation. All notices and other communications shall be effective (i) if mailed, when received or three (3) days after mailing, whichever is earlier; (ii) if sent by express mail or courier, when delivered; and (iii) if telecopied, when received by the telecopier to which transmitted
(a machine-generated transaction report produced by sender bearing recipient's telecopier number being prima facie proof of receipt).

	9.	Transfer Costs.  The Corporation shall pay any and all
documentary stamp and other transaction taxes attributable to the issuance or delivery of shares of Common Stock upon conversion of any shares of Series D Preferred Stock; provided, however, that the Corporation shall not be required to pay any tax which may be payable in respect of any transfer involved in the issue or delivery of shares of Common Stock in a name other than that of the holder of the Series D Preferred Stock to be converted and no such issue or delivery shall be made unless and until the person requesting such issue or delivery has paid to the Corporation the amount of any such tax or has established, to the satisfaction of the Corporation, that such tax has been paid.


	IN WITNESS WHEREOF, the undersigned have executed this Certificate of Designation this 22 day of August, 2001.


							PURE CYCLE CORPORATION



							By:

	     Thomas P. Clark, CEO

ATTEST:



By:
     Mark W. Harding, Secretary








9

51

42
42