Form 10QSB
period 2001-11-30
PURE CYCLE CORP
filed 2002-01-15
CIK 276720

Securities and Exchange Commission
Washington, D.C. 20549
__________________

Form 10-QSB
__________________________

(Mark One)
  X     	 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	 SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2001

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

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of theExchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]; NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2001:

Common Stock, 1/3 of $.01 par Value		78,439,763
	      (Class)				(Number of Shares)

Transitional Small business Disclosure Format (Check one): Yes [ ];  No [x]





PURE CYCLE CORPORATION
INDEX TO NOVEMBER 30, 2001 FORM 10-QSB







	Page

Part I - Financial Information (unaudited)

Balance Sheets - November 30, 2001 and				3
August 31, 2001

Statements of Operations - For the three months			4
ended November 30, 2001 and 2000

Statements of Cash Flows - For the three months			5
ended November 30, 2001 and 2000

Notes to Financial Statements     				6

Management's Discussion and Analysis of				7
Results of Operations and Financial Condition

Signature Page							8





"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts contained in this Quarterly
Report on Form 10-QSB are forward looking statements that involve risk and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, the market price of water, changes in applicable statutory and regulatory requirements, changes in technology, uncertainties in the estimation of water available under decrees and timing of development, the strength and financial resour-ces of the Company's competitors, the Company's ability to find and retain skilled personnel, climatic conditions,labor relations, availability and cost of material and equipment, delays in the anticipated permit and start-up dates, environmental risks, and the results of financing efforts.








2
PURE CYCLE CORPORATION
BALANCE SHEETS
(unaudited)

						  November 30	    August 31
	ASSETS					     2001	      2001
	Current assets:
	Cash and cash equivalents		$   441,737	$   435,660
	Trade accounts receivable		      7,258	     33,255
	Other current assets	     		     11,259	     11,259
		Total current assets		    460,254	    480,174

Investment in water and systems:
	Rangeview water supply		         13,493,013	 13,483,425
	Paradise water supply	 		  5,488,573	  5,487,433
	Rangeview water system	    		    125,556	    126,611
	Total investment in water and systems	 19,107,142	 19,097,469

Note receivable, including accrued interest	    374,106	    369,806

	Other assets	       			    121,141	    127,441
					       $ 20,062,643    $ 20,074,890

	LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
	Accounts payable 	   		     26,868	        --
	Accrued liabilities	    		      3,995	    17,994
	   Total current liabilities		     30,863	    17,994

Long-term debt - related parties, including
  accrued interest 				  4,569,039	  4,518,619

Participating interests in Rangeview
    water rights				 11,090,630	 11,090,630

Stockholders' equity:
   Preferred stock, par value $.001 per
	share; authorized - 25,000,000 shares:
 Series A1 - 1,600,000 shares issued and outstanding  1,600	      1,600
 Series B - 432,514 shares issued and outstanding	433	        433
 Series D - 6,455,000 shares issued and outstanding   6,455            6,455

 Common stock, par value 1/3 of $.01 per
	share; authorized - 135,000,000 shares;
	78,439,763 shares issued and outstanding     261,584	     261,584
	Additional paid-in capital	 	  24,778,989	  24,778,989
	Accumulated deficit			 (20,676,950)	 (20,601,414)
		Total stockholders' equity	   4,372,111	   4,447,647
						$ 20,062,643	$ 20,074,890





See Accompanying Notes to the Financial Statements
3
PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)



							 Three Months Ended
					        November 30	   November 30
						  2001			2000

Water service revenue
		Water construction revenues 	$     --	   $  574,798
		Water usage fees	   	  32,754	       17,909
			   			  32,754	      592,707

Construction costs incurred (Note 2)	              --	     (441,320)
Water service operating expense 	      (    8,561)	       (2,219)

Gross Margin	24,193	149,168

General and administrative expense	       (  49,773)	     ( 51,008)

Other income (expense):

	Interest income	   		           6,764	       14,282
	Interest expense:
		Related parties		       (  56,720)	     ( 62,920)
	       Other	       			      --	           --
Net income (loss)			        $(75,536)	     $ 49,522


Basic and diluted net loss per common share     $     --*           $     --*

Weighted average common shares outstanding     78,439,763	    77,536,429

*	less than $.01 per share

















See Accompanying Notes to the Financial Statements
4
PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)


				                   	  Three Months Ended
					 	     November 30       November 30
						      2001		    2000
Cash flows from operating activities:
  Net loss						$(75,536)	 $ 49,522
  Adjustments to reconcile
   net loss to net cash provided by
    operating activities:
  Depreciation on water system			 	   1,055	      --
  Increase in accrued interest on note receivable	  (4,300)	 ( 6,593)
  Increase in accrued interest on long term debt
    and other non-current liabilities			  50,420	  62,920
  Changes in operating assets and liabilities:
     Accounts receivable				  25,996	   8,454
  Billings in excess of costs and estimated earnings          --       (574,797)
  Other assets						   6,300	      --
  Accounts payable and accrued liabilities		  12,870	  156,118
  Net cash provided by (used in) operating activities	  18,916	 (304,376)

Cash flows from investing activities:
  Investments in water supply		 	 	 (10,728)	  (22,612)
  Net cash used in investing  activities		 (10,728)	  (22,612)

Cash flows from financing activities:
  Proceeds from sale of common stock		    	      --	  114,500
  Net cash provided by financing activities		      --          114,500
  Net increase (decrease)in cash and cash equivalents	   6,077	 (212,488)
  Cash and cash equivalents beginning of period	       	 435,660	  821,124
  Cash and cash equivalents end of period	       $ 441,737	$ 608,636










See Accompanying Notes to the Financial Statements
5
PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING PRINCIPLES

  The balance sheets as of November 30, 2001 and August 31, 2001, the statements of operationsfor the three months ended November 30, 2001 and 2000 and the statements of cash flows for the three months ended November 30, 2001 and 2000, have been prepared by the Company, without an audit. In theopinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at November 30, 2001 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-KSB. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

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

NOTE 3 - STOCKHOLDERS' EQUITY

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












6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

	During the three months ended November 30, 2001, the Company generated water service revenues of $32,754 compared to $592,707 for the period ended November 30, 2000. The decrease in water service revenues is a result of the completion of the water and wastewater system and the corresponding revenues recognized pursuant to the construction of the water and wastewater systems for the Model Facility. During the quarter ended November 30, 2001, the Company delivered approximately 13.1 million gallons of water to customers in the Service Area generating revenues from water sales of $32,754 compared to 12.1 million gallons generating $17,909 during the quarter ending November 30, 2000. The increase in water revenues is attributable to the delivery of potable water during the current year compared to raw water during the previous year. The Company incurred approximately $8,561 in operating costs during the quarter ending November
30, 2001, compared to $2,219 for the quarter ending November 30, 2000.
The increasein operating costs are attributable to the initiation of domestic water and wastewater service to the Model Facility beginning in July 2001.

	General and administrative expenses for the three months ended November 30, 2001 were approximately $3,348 lower than for the three months ended November 30, 2000. Net loss for the three months ended November 30, 2001 was $73,423 compared to a net income of $49,522 in the three months ended November 30, 2000 primarily because of revenues recognized pursuant to the construction of the water and wastewater systems for the Model Facility.


Liquidity and Capital Resources

	At November 30, 2001, current assets exceed current liabilities by $429,474 and the Company had cash and cash equivalents of $441,737.
The Company is aggressively pursuing the sale and development of its water rights. The Company cannot provide any assurances that it will be able to sell its water rights. In the event a sale of the Company's water rights is not forthcoming and the Company is not able to generate revenues from the sale or development of its technology, the Company may sell additional portions of the Company's profit interest pursuant to the Water Commercialization Agreement, incur short or long-term debt obligations or seek to sell additional shares of Common Stock, Preferred Stock or stock purchase warrants as deemed necessary by the Company to generate operating capital.

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


					PURE CYCLE CORPORATION

Date:

January 14, 2001		  	/S/  Thomas P. Clark
					Thomas P. Clark,
					CEO

Date:

January 14, 2001		 	 /S/  Mark W. Harding
					Mark W. Harding,
					President

































8