Form 10QSB
period 2002-02-28
PURE CYCLE CORP
filed 2002-04-12
CIK 276720

Securities and Exchange Commission
Washington, D.C. 20549
__________________________

Form 10-QSB
__________________________

(Mark One)
  X     	 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	 SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2002

 ___ 	 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
	 EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 0-8814

 		PURE CYCLE CORPORATION
(Exact name of small business issuer as specified in its charter)

	Delaware				84-0705083
     (State of incorporation)	 (I.R.S. Employer
 	Identification Number)

	8451 Delaware St., Thornton, CO	80260
 (Address of principal executive offices)	(Zip Code)

Registrant's telephone number	(303) 292 - 3456
	__________________________________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2002:

Common Stock, 1/3 of $.01 par Value		78,236,429
	      (Class)					    (Number of Shares)

Transitional Small business Disclosure Format (Check one):   Yes
[ ];  No [x]


PURE CYCLE CORPORATION
INDEX TO FEBRUARY 28, 2002 FORM 10-QSB




	Page

Part I - Financial Information (unaudited)

Balance Sheets - February 28, 2002 and	3
August 31, 2001

Statements of Operations - For the three months	4
ended February 28, 2002 and 2001

Statements of Operations - For the six months	5
ended February 28, 2002 and 2001

Statements of Cash Flows - For the six months	6
ended February 28, 2002 and 2001

Notes to Financial Statements     	7

Management's Discussion and Analysis of	8
Results of Operations and Financial Condition

Signature Page	9



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



2
PURE CYCLE CORPORATION
BALANCE SHEETS
(unaudited)
		February 28,	August 31,
	ASSETS		2002			2001
Current assets:
	Cash and cash equivalents	$   360,726	$   435,660
	Trade accounts receivable	29,581	33,255
	Other current assets	     11,259	       11,259
		Total current assets	401,566	480,174

Investment in water and systems:
	Rangeview water supply	13,514,753	13,483,425
	Paradise water supply	 5,491,423	 5,487,433
	Rangeview water system	    124,501	     126,611
Total investment in water and systems	  19,130,677	19,097,469

Note receivable, including accrued
interest	 377,976	       369,806
Other assets	       114,841	       127,441
	$ 20,025,060	 $ 20,074,890

	LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Accounts payable 	    4,346	--
	Accrued liabilities	    7,495	   17,994
	   Total current liabilities	11,841	17,994
Long-term debt - related parties,
including accrued interest 	4,617,116	4,518,619

Participating interests in Rangeview
    water rights	11,090,630	11,090,630
Stockholders' equity:
  Preferred stock, par value $.001 per
		share; authorized - 25,000,000 shares:
  Series A1 - 1,600,000 shares
    issued and outstanding	 1,600	1,600
  Series B - 432,514 shares
    issued and outstanding	   433	  433
  Series D - 6,455,000 shares
    issued and outstanding   		          6,455	    6,455
  Common stock, par value 1/3 of $.01 per
		share; authorized - 135,000,000
     shares; 78,236,429 shares issued
     and outstanding	                  261,584	  261,584
	Additional paid-in capital	 24,778,989	24,778,989
	Accumulated deficit	(20,743,588)	(20,601,414)
		Total stockholders' equity	  4,305,473	  4,447,647
			$ 20,025,060	$ 20,074,890

See Accompanying Notes to the Financial Statements
3
PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)



				Three months Ended
			February 28,	February 28,
				2002			2001

Water service revenue
		Water construction revenues 	$       --	   $   19,536
		Water usage fees	  31,799	     24,521
			 31,799	     44,057

Construction costs incurred (Note 2)	    --      ( 15,000)
Water service operating expense 	   (  4,792)	   ( 1,887)

Gross Margin	27,007	27,170

General and administrative expense	(58,175)	( 70,836)

Other income (expense):

	Interest income	    5,359	    9,801
	Interest expense related parties	(  48,077)	( 53,928)
	Interest expense other	 (6,300)
	Other	   13,546	        --
Net loss	$(66,640)	$(87,793)


Basic and diluted net loss
 per common share	$     --*		$     --*

Weighted average common shares
 outstanding	78,236,429		78,439,763

*	less than $.01 per share












See Accompanying Notes to the Financial Statements
4
PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)



				Six months Ended
			February 28,	February 28,
				2002			2001

Water service revenue
		Water construction revenues 	$      --	   $   594,334
		Water usage fees	 64,553	     42,430
			 64,553	     636,764

Construction costs incurred (Note 2)	    --      (456,320)
Water service operating expense 	   (  13,352)	   (   4,103)

Gross Margin	51,201	176,341

General and administrative expense	( 107,947)	( 121,845)

Other income (expense):

	Interest income	12,123	    24,083
	Interest expense related parties	( 98,497)	( 116,848)
	Interest expense other	(12,600)           --
	Other	13,546	          --
Net loss	$(142,174)	$(38,269)


Basic and diluted net loss per
 common share	$     --*		$     --*

Weighted average common shares
outstanding	  78,236,429		78,439,763

*	less than $.01 per share












See Accompanying Notes to the Financial Statements
5
PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)
	                            Six months Ended
			        February 28,  February 28,
				       	2002	          2001
Cash flows from operating activities:
		Net loss		$(142,174)	 $(38,269)
   Increase in accrued interest
				on note receivable		 (8,170)	( 11,466)
			Increase in accrued interest on long
				 term debt and other non-current
				 liabilities			98,500	116,848
			Changes in operating assets and liabilities:
		  Trade accounts receivable		3,674	16,719
		  Other assets		12,600
		Billings in excess of costs
        and estimated earnings	                  --	      (594,334)
		  Accounts payable and accrued
     liabilities		(6,156)	    (7,691)
			  Net cash provided by (used in)
					 operating activities		(41,726)	(518,193)

Cash flows from investing activities:
			Investments in water supply		 ( 35,318)	   (38,028)
			Investment in Rangeview water system	   2,110	     --
			Net cash used in investing  activities	  (33,208)	(38,028)

Cash flows from financing activities:
			Proceeds from sale of common stock		          --	       219,500
					Net cash provided by financing
    activities		--	219,500

				Net decrease
					in cash and cash
					equivalents		(74,934)	(336,721)
				Cash and cash equivalents
 					beginning of period	       	435,660	     821,124
				Cash and cash equivalents
					end of period		  $ 360,726	$ 484,403










See Accompanying Notes to the Financial Statements
6
PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING PRINCIPLES

	The balance sheet as of February 28, 2002 and the statements of operations and statements of cash flows for the three and six months periods ended February 28, 2002 and February 28, 2001 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at February 28, 2002 and for all periods presented have been made.

	Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal year 2001 Annual Report on Form
10-KSB. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

NOTE 2 - WATER CONSTRUCTION PROJECTS

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



7
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

		During the quarter ended February 28, 2002, the Company delivered approximately 3.5 million gallons of water to customers in the Service Area generating revenues from water sales of $31,799 compared to the delivery of 2.7 million gallon generating revenues of $24,521 during the three months ended February 28, 2001. The increase in water revenues is attributable to the delivery of potable water during the current year compared to raw water during the previous year. The Company incurred water service operating costs of $4,792 for the three months ending
February 28, 2002 as compared to $1,887 for the six month ending February 28, 2001. The increase in operating costs are attributable to the initiation of domestic water and wastewater service to the Model Facility beginning in July 2001. In August
2001, the Company entered into an agreement with a third party to provide operation and maintenance support for its water and wastewater operations.

	During the six months ended February 28, 2002, the Company delivered approximately 16.6 million gallons of water generated water service revenues of $64,553 compared to approximately 14.8 million gallons of water generating $42,430 for the six months ended February 28, 2001. The increase in water service revenues are due primarily to the delivery of potable water during the current year compared to raw water during the previous year. The Company incurred water service operating costs of $13,352 for the six months ending February 28, 2002 as compared to $4,103 for the six month ending February 28, 2001, due to the initiation of domestic water and wastewater service to the Model Facility beginning in July 2001.

	General and administrative expenses for the six months ended February 28, 2002 were $13,901 lower than for the period ended February 28, 2001, primarily because of a decrease in office rent. The Company has occupied office space owned by a related party at no cost since December 2000. Net loss for the six months ended February 28, 2002 was $142,171 compared to a net loss of $38,269 for the six month ended February 28, 2001 due to the completion of the Model Facility and the recognition of construction revenues in the previous year.

Liquidity and Capital Resources

	At February 28, 2002, current assets exceed current liabilities by $389,725 and, the Company had cash and cash equivalents of $360,726.

	The Company believes it has sufficient working capital and available credit to fund its operations for the next year or longer. There can be no assurances, however, that the Company will be successful in marketing the water from its two primary water projects in the near term. In the event sales are not achieved, the Company may sell additional participating interests in its water projects, incur additional short or long term debt or seek to sell additional shares of common or preferred stock or stock purchase warrants, as deemed necessary by the Company, to generate working capital.

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


								PURE CYCLE CORPORATION

Date:

	April 13, 2002		  /S/  Thomas P. Clark
			Thomas P. Clark,
			CEO

Date:

	April 13, 2002		  /S/  Mark W. Harding
			Mark W. Harding,
			President


























9