Form 10QSB
period 2002-05-31
PURE CYCLE CORP
filed 2002-07-15
CIK 276720

Securities and Exchange Commission
              Washington, D.C. 20549
__________________________________________________

Form 10-QSB
__________________________________________________

(Mark One)
  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	 SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended May 31, 2002

 ___ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
	 EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 0-8814

 		PURE CYCLE CORPORATION
(Exact name of small business issuer as specified in its charter)

	Delaware				84-0705083
  (State of incorporation)	(I.R.S. Employer Identification
                                              Number)

	8451 Delaware St., Thornton, CO	          80260
      (Address of principal executive offices)	(Zip Code)

Registrant's telephone number	(303) 292 - 3456
	_____________________________________________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 2002:

Common Stock, 1/3 of $.01 par Value		78,236,429
     (Class)				  (Number of Shares)

Transitional Small business Disclosure Format (Check one):   Yes
[ ];  No [x]





PURE CYCLE CORPORATION
INDEX TO MAY 31, 2002 FORM 10-QSB







	Page

Part I - Financial Information (unaudited)

Balance Sheets - May 31, 2002 and	            3
August 31, 2001

Statements of Operations - For the three months	    4
ended May 31, 2002 and 2001

Statements of Operations - For the nine months	    5
ended May 31, 2002 and 2001

Statements of Cash Flows - For the nine months	    6
ended May 31, 2002 and 2001

Notes to Financial Statements     	            7

Management's Discussion and Analysis of	            8
Results of Operations and Financial Condition

Signature Page	                                    9





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





                          2

		PURE CYCLE CORPORATION
		   BALANCE SHEETS
		    (unaudited)
					May 31,		August 31,
         ASSETS				2002	  	2001
Current assets:
  Cash and cash equivalents		$   336,951	$   435,660
  Trade accounts receivable		     27,000	     33,255
  Other current assets	     		     11,259	     11,259
  Total current assets			    375,210	    480,174

Investment in water and systems:
  Rangeview water supply		 13,533,786	 13,483,425
  Paradise water supply	 		  5,491,423	  5,487,433
  Rangeview water system	    	    144,340	    126,611
   Total investment in water and systems 19,169,549	 19,097,469

Note receivable, including
 accrued interest			    381,846	    369,806

Other assets	       			    108,541	    127,441
				       $ 20,035,146    $ 20,074,890

	LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable 	    		        628		--
  Accrued liabilities	    		     10,995	    17,994
    Total current liabilities		     11,623	    17,994

Long-term debt - related parties,
 including accrued interest 		  4,665,193      4,518,619

Participating interests in Rangeview
    water rights			 11,090,630	11,090,630

Stockholders' equity:
 Preferred stock, par value $.001 per
  share; authorized - 25,000,000 shares:
  Series A1 - 1,600,000 shares issued
   and outstanding	                      1,600	     1,600
  Series B - 432,514 shares issued
   and outstanding	   			433	       433
  Series D - 6,455,000 shares
   issued and outstanding   		      6,455	     6,455

Common stock, par value 1/3 of $.01 per
 share; authorized - 135,000,000 shares;
 78,236,429 shares issued and outstanding   261,584	   261,584
Additional paid-in capital		 24,778,989	24,778,989
Accumulated deficit			(20,781,361)   (20,601,414)
 Total stockholders' equity	  	  4,267,700	 4,447,647
				       $ 20,035,146   $ 20,074,890






      See Accompanying Notes to the Financial Statements
                           3

                PURE CYCLE CORPORATION
               STATEMENTS OF OPERATIONS
                      (unaudited)



					Three months Ended
					May 31,		May 31,
					2002		2001

Water service revenue
  Water construction revenues 	      $      --     $   178,167
  Water usage and wastewater
   processing fees	  		 71,814	          6,630
					 71,814		184,797

Construction costs incurred (Note 2)	     --        ( 32,664)
Water service and wastewater processing
  operating expense 	   	       (  6,417)       (  2,573)

Gross Margin				 65,397		149,560

General and administrative expense	(53,672)       ( 54,463)

Other income (expense):

  Interest income	    		  4,876	     	  9,763
  Interest expense - related parties   ( 48,077)       ( 49,240)
  Interest expense - other	       (  6,300)	     --
  Other	         			     --	             --
Net income (loss)		       $(37,776)	$55,620


Basic and diluted net loss per
 common share			     $     --*	      $     --*

Weighted average common shares
 outstanding			     78,236,429	     78,439,763

*	less than $.01 per share
















     See Accompanying Notes to the Financial Statements
                          4

               PURE CYCLE CORPORATION
              STATEMENTS OF OPERATIONS
                    (unaudited)



				       Nine months Ended
			              May 31,   	May 31,
				       2002		 2001

Water service revenue
  Water construction revenues 	     $       --	     $  772,500
  Water usage and wastewater
   processing fees			136,367	         49,060
					136,367		821,561

Construction costs incurred (Note 2)	     --	       (488,983)
Water service and wastewater
 processing operating expense 	      (  21,877)       (  6,677)

Gross Margin	114,490	325,900

General and administrative expense    ( 159,504)      ( 176,308)

Other income (expense):

  Interest income			 13,546	   	 33,846
  Interest expense related parties    ( 146,574)      ( 116,088)
  Interest expense other		(18,900) 	     --
  Other					 16,999	             --
Net income (loss)		      $(179,947)	$17,350


Basic and diluted net loss per
 common share			     $     --*	      $     --*

Weighted average common shares
 outstanding	  		     78,236,429	     78,439,763

*	less than $.01 per share
















      See Accompanying Notes to the Financial Statements
                           5

                PURE CYCLE CORPORATION
               STATEMENTS OF CASH FLOWS
                     (unaudited)



                                            Nine months Ended
				          May 31,	 May 31,
				           2002		   2001
Cash flows from operating activities:
  Net income (loss)			$(179,947)	 $17,350
  Adjustments to reconcile net
   income (loss) to cash from
   operating activities:
  Accumulated depletion			    3,165	     --
  Increase in note receivable,
   including accrued interest		  (12,040)	( 17,771)
  Increase in long term debt - related
   parties,including accrued interest	  146,574	 166,088
  Changes in operating assets and
   liabilities:
    Trade accounts receivable		    6,255	  16,619
    Other assets			   18,900	      --
  Billings in excess of costs and
   estimated earnings			       --       (772,500)
  Accounts payable and accrued liabilities (6,371)	  (5,429)

Net cash used in operating activities	  (23,464)	(595,643)

Cash flows from investing activities:
  Investments in water supply		 ( 54,351)	 (50,301)
  Investment in Rangeview water system	  (20,894)	      --
  Net cash used in investing  activities  (75,245)       (50,301)

Cash flows from financing activities:
  Proceeds from sale of common stock	       --	 219,500
Net cash provided by financing activities      --	 219,500

Net decrease in cash and cash equivalents  (98,709)	(426,444)

Cash and cash equivalents at beginning
 of period	       			   435,660	 821,124

Cash and cash equivalents at
 end of period		  		 $ 336,951     $ 394,680













     See Accompanying Notes to the Financial Statements
                           6

                 PURE CYCLE CORPORATION
             NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING PRINCIPLES

	The balance sheet as of May 31, 2002 and the statements of operations and statements of cash flows for the three and nine months periods ended May 31, 2002 and May 31, 2001 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at May 31, 2002 and for all periods presented have been made.

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

NOTE 2 - WATER CONSTRUCTION PROJECTS

	In 1998, the Company entered into an agreement to provide water and wastewater service to a 400 acre development which includes a 500-bed Academic Model Juvenile Facility ("Model Facility"). The Model Facility paid a Water System Development and Water Resource Charge based on estimated water consumption, for the construction of water and wastewater systems. Pursuant to its Service Agreements, the Company has received all fees pursuant to the agreements, totaling $2,013,495, for the construction of the water and wastewater facilities. Additionally, the Company received $154,800 from the State of Colorado for the construction of additional facilities related to the wastewater plant which the Company constructed on behalf of the State of Colorado. The Company completed construction of the water and wastewater facilities in July 2001, concurrent with the opening of the Model Facility.

NOTE 3 - STOCKHOLDERS' EQUITY

In August 2001, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 6,455,000 shares of Series D Preferred Stock to the Company's CEO, Mr. Thomas Clark in exchange for 421,666 shares of common stock, 3,200,000 shares of Series C Preferred Stock, 500,000 shares of Series C-1 Preferred Stock, 666,667 shares of Series C-2 Preferred Stock, and 1,666,667 shares of Series C-3 Preferred Stock, all of which were owned by Mr. Clark. None of the Series D Convertible Preferred Stock pay dividends. The Company subsequently retired 3,200,000 shares of Series C Preferred Stock, 500,000 shares of Series C-1 Preferred Stock, 666,667 shares of Series C-2 Preferred Stock, and 1,666,667 shares of Series C-3 Preferred Stock.

	In fiscal year ended August 31, 2000, the Company entered into two separate Plans of Recapitalization and a Stock Purchase Agreement. The first Plan was in September 1999 whereby the Company issued 666,667 shares of Series C-2 Preferred Stock to Mr. Thomas Clark in exchange for 666,667 shares of common stock owned by Mr. Clark. The Company subsequently sold 666,667 shares of the Company's Common Stock at $.18 per share to three accredited investors. Proceeds to the Company were $120,000. In August 2000, the Company also sold 763,333 shares at $.15 per share to four accredited investors generating proceeds of $114,500.

	The second Plan was in August 2000 whereby the Company issued 1,666,667 shares of Series C-3 Preferred Stock to Mr. Thomas Clark in exchange for 1,666,667 shares of common stock owned by Mr. Clark. In three transactions, beginning in December 2000, the Company sold 700,000 shares of the Company's Common Stock at $.15 per share to two accredited investors, generating proceeds to the Company of $105,000. In August 2001, the Company also sold 625,000 shares at $.16 per share to two accredited investors generating proceeds of $100,000.

All the shares were issued under Section 4(2) of the Securities Act of 1933.

                          7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

	During the quarter ended May 31, 2002, the Company delivered approximately 6.5 million gallons of water to customers in the Service Area generating revenues from water sales of $58,654 compared to the delivery of 5.6 million gallons generating revenues of $6,630 during the three months ended May 31, 2001. The increase in water revenues is attributable to the delivery of potable water during the current year compared to raw water during the previous year.
The Company incurred water service operating costs of $3,736 for the three months ending May 31, 2002 as compared to $2,573 for the three month ending May 31, 2001. The increase in operating costs is attributable to the initiation of domestic water and wastewater service to the Model Facility beginning in July 2001. In August 2001, the Company entered into an agreement with a third party to provide operation and maintenance support for its water and wastewater operations.

	During the quarter ended May 31, 2002, the Company processed approximately 1.0 million gallons of wastewater from customers in the Service Area generating revenues from wastewater service of $13,160. The Company incurred wastewater service operating costs of $2,681. Fiscal year 2002 is the first year of operations for the Company's wastewater operations to the Model Facility which began in July 2001.

	General and administrative expenses for the three months ended May 31, 2002 were $791 lower than for the period ended May 31, 2001, primarily because of a decrease in office rent expense.
Net loss for the three months ended May 31, 2002 was $37,776 compared to net income of $55,620 for the three month ended May
31, 2001 due to the completion of the Model Facility and the recognition of construction revenues in the previous year

	During the nine months ended May 31, 2002, the Company delivered approximately 23.1 million gallons of water generating water service revenues of $96,885 compared to approximately 18.6 million gallons of water generating $49,060 for the nine months ended May 31, 2001. The increase in water service revenues are due primarily to the delivery of potable water during the current year compared to raw water during the previous year. The Company incurred water service operating costs of $12,524 for the nine months ending May 31, 2002 as compared to $6,677 for the nine month ending May 31, 2001, due to the initiation of domestic water and wastewater service to the Model Facility beginning in July 2001.

	During the nine months ended May 31, 2002, the Company processed approximately 3.0 million gallons of wastewater from customers in the Service Area generating revenues from wastewater service of $39,482. The Company incurred wastewater service operating costs of $9,357. Fiscal year 2002 is the first year of operations for the Company's wastewater operations to the Model Facility which began in July 2001.

	General and administrative expenses for the nine months ended May 31, 2002 were $16,804 lower than for the period ended
May 31, 2001, primarily because of a decrease in office rent expense. The Company has occupied office space owned by a related party at no cost since December 2000. Net loss for the nine months ended
May 31, 2002 was $179,947 compared to net income of $17,350 for the nine month ended May 31, 2001 due to the completion of the Model Facility and the recognition of construction revenues in the previous year.

Liquidity and Capital Resources

	At May 31, 2002, current assets exceed current liabilities by $363,587 and, the Company had cash and cash equivalents of $336,951.

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


                        8


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


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

PURE CYCLE CORPORATION

Date:

July 15, 2002		  /S/  Thomas P. Clark
			       Thomas P. Clark,
			       CEO

Date:

July 15, 2002		  /S/  Mark W. Harding
			       Mark W. Harding,
			       President

































                       9