Form 10KSB/A
period 2001-08-31
PURE CYCLE CORP
filed 2002-10-15
CIK 276720

The Company annually assess any potential impairment of the Company's water assets. The Company's water assets are long lived assets which will deliver water to customers for periods in excess of 100 years. The Company's impairment analysis for its Rangeview water supply incorporates a reasonable development horizon for the Company's 24,000 acre Service Area. The Service Area is capable of supporting between 60,000 and 100,000 single family equivalent homes and will take between 30 and 40 years to fully develop. The Service Area is located at the edge of the Denver metropolitan area and portions of the property have already developed.

Key assumptions used in the impairment analysis are as follows: The Company is to receive revenues from two income sources: 1) a one time access fee known as tap fees; and
2) an annual fee based on the amount of water delivered to customers. The Company's established fees are the average of the three surrounding municipal water providers currently $10,500 per tap and $2.25 per 1,000 gallons of water delivered. The Company's engineers have estimated the cost to construct the infrastructure needed to deliver water to customers within its Service Area, and operating and maintenance costs of the water system. Based upon these key assumptions the Company's cash flow projections exceed the acquisition costs of the asset.

The Company's impairment analysis for its Paradise water supply incorporates the development and sale of 70,000 acre feet of its Colorado River water supply over a 30 year period. The Company has two principal markets for the Paradise asset: one are users within the Denver metropolitan area; and second are users in the downstream states of Nevada and California. Infrastructure currently exists to transport Colorado River water to the Denver metropolitan area. The Company would seek to deliver it's
Paradise water to reservoirs which it owns as part of the Rangeview water supply and deliver Paradise water through its Rangeview water system. The key assumption used in the impairment analysis is the sale of water to users in the Denver market, based on the same terms as those used for the Rangeview asset, receiving revenues from tap fees, and annual water usage fees from delivered water.

The Company estimates the cost to deliver the water to the Denver metropolitan area through an exchange of water for use of existing infrastructure may consume up to 50% of the Paradise water supply, thus allowing for the delivery of approximately 35,000 acre feet of Paradise water to the Rangeview water system. Based upon these key assumptions the Company's cash flow projections exceed the acquisition costs of the asset.

Alternatively, the downstream states' (i.e. Nevada and California) use of the Paradise asset would use the Colorado River as the delivery mechanism to deliver the water. Use of the Colorado River as the delivery mechanism to our farthest deliverable point in southern California could result in water losses (primarily due to evaporation) of up to 50%. The key assumption used in the impairment analysis is the sale of water to users in the downstream states based on comparable wholesale water supply agreements generating approximately $400 per acre foot per year. Based upon these assumptions for delivery of water to users in the downstream states, the Company's cash flow projections exceed the acquisition costs of the asset.