Form 10KSB/A
period 2001-08-31
PURE CYCLE CORP
filed 2002-10-17
CIK 276720

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


Item 7. Financial Statements


					                      Page

Independent Auditors' Report					12
Balance Sheets							13
Statements of Operations					14
Statements of Stockholders' Equity				15
Statements of Cash Flows					16
Notes to Financial Statements					17-22





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




/s/  KPMG LLP

Denver, Colorado
November 6, 2001

                 PURE CYCLE CORPORATION
                    BALANCE SHEETS
		         August 31,

      ASSETS	                        2001	           2000

Current assets:
  Cash and cash equivalents	         $ 435,660	$   821,124
  Trade accounts receivable	            33,255	     18,619
  Accounts receivable -
   stock subscriptions	                      --	    114,500
  Prepaid expenses and other
   current assets	                    11,259	     11,259
	Total current assets	           480,174	    965,502

Investment in water and systems:
  Rangeview water supply (Note 3)       13,483,425	 13,422,134
  Paradise water supply	                 5,487,433	  5,484,868
  Rangeview water system (Note 3)          126,611	    126,611
	Total investment in water
        and systems	                19,097,469	 19,033,613

Note receivable, including accrued
 interest (Note 5)	                   369,806          347,162
Other assets	                           127,441	      1,441
	                              $ 20,074,890     $ 20,347,718

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable	               $       --	$     6,955
  Billings in excess of costs and
   estimated earnings (Note 4)	               --           772,500
  Accrued liabilities	                   17,994	     21,692
	Total current liabilities	   17,994           801,147

Long-term debt - related parties,
  including accrued interest(Note 6)    4,518,619	  4,287,251

Participating interests in Rangeview
 water supply (Note 3)                 11,090,630	 11,090,630

Stockholders' equity (Notes 8):
  Preferred stock, par value $.001 per
   share; authorized - 25,000,000 shares:
    Series A1 1,600,000 shares issued
     and outstanding	                    1,600             1,600
    Series B-432,513 shares issued
     and outstanding                          433		433
    Series C-0 and 3,200,000 shares
     issued and outstanding                    --	      3,200
    Series C-1-0 and 500,000 shares
     issued and outstanding                    --	        500
    Series C-2 -0 and 666,667 shares
      issued and outstanding                   --	        667
    Series C-3 -0 and 1,666,667 shares
      issued and outstanding                   --	      1,667
    Series D - 6,455,000 and 0 shares
      issued and outstanding                6,455	         --

Common stock, par value 1/3 of $.01 per
  share; 135,000,000 shares authorized;
  78,439,763 shares issued and
  outstanding                             261,584	    261,584
Additional paid-in capital	       24,778,989	 24,583,910
Accumulated deficit	             ( 20,601,414)	(20,549,371)

Treasury stock at cost; 0 and
 903,334 shares	                               --	   (135,500)
	Total stockholders' equity	4,447,647	  4,168,690
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

* Less than $.01 per share





















               See Accompanying Notes to Financial Statements

                        PURE CYCLE CORPORATION
                  STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended August 31, 2001 and 2000






			         Preferred Stock        Common Stock
			         Shares    Amount      Shares   Amount
Balance at August 31,1999      5,732,513 $5,733     78,439,763  $261,584
Preferred Stock issued in
  exchanges (Note 8)           2,333,334  2,334             --	      --
Common Stock Issued and
 subscribed (Note 8)                  --     --	            --	      --
Net loss     			      --     --             --	      --
Balance at August 31,2000      8,065,847 $8,067     78,439,763  $261,584

Preferred Stock issued in
 Exchanges, net (Note 8)         421,666    421	            --	      --
Common Stock Issued from
treasury stock (Note 8)               --     --             --        --
Extension of warrants
Net loss                              --     --	            --	      --
Balance at August 31,2001      8,487,513 $8,488     78,439,763   $261,584





			           			Additional
				  Treasury Stock    	Paid-in
			         Shares	    Amount	Capital
Balance at August 31,1999      	         0   $     0	$24,216,244
Preferred Stock issued in
  exchanges (Note 8)            (2,333,334) (370,000) 	    367,666
Common Stock Issued and
 subscribed (Note 8)             1,430,000   234,500             --
Net loss     			        --        --             --
Balance at August 31,2000         (903,334) (135,500)   $24,583,910

Preferred Stock issued in
 Exchanges, net (Note 8)          (421,666)  (69,500)        69,079
Common Stock Issued from
treasury stock (Note 8)          1,325,000   205,000             --
Extension of warrants
Net loss                                --        --             --
Balance at August 31,2001                0   $     0    $24,778,989


			          	              Total
				    Accumulated	    Stockholders'
			            Deficit	      Equity
Balance at August 31,1999      $(20,466,416)       $4,017,145
Preferred Stock issued in
  exchanges (Note 8)                     --		   --
Common Stock Issued and
 subscribed (Note 8)                     --           234,500
Net loss     			    (82,955)          (82,955)
Balance at August 31,2000      $(20,549,371)        $4,168,690

Preferred Stock issued in
 Exchanges, net (Note 8)                 --                --
Common Stock Issued from
treasury stock (Note 8)                  --           205,000
Extension of warrants
Net loss                            (52,043)          (52,043)
Balance at August 31,2001      $(20,601,414)      $4,447,647





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

NOTE 3 - RANGEVIEW WATER SUPPLY AND SYSTEM

	Beginning in 1988, the Company initiated the purchase of the Rangeview water assets. From 1988 through 2001, the Company made payments to the sellers of the Rangeview water assets and capitalized costs incurred relating to the acquisition of the water assets totaling $12,038,161, and capitalized certain direct costs relating to improvements to the asset which include certain legal and engineering costs totaling $1,445,264.

	In April of 1996, the Company completed the purchase of the Rangeview water assets and entered into a water privatization agreement with the State of Colorado and the Rangeview Metropolitan District (the "District") which enabled the Company to acquire ownership rights to a total gross volume of 1,165,000 acre feet of groundwater (approximately 11,650 acre feet per year), an option to substitute 1,650 acre feet of surface water in exchange for a total gross volume of 165,000 acre feet of groundwater, and the use of surface reservoir storage capacity (collectively referred to as the "Export Water Supply").

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

	The Participating Interests in the Comprehensive Amendment Agreement (the "CAA"), in the aggregate, have the right to receive the first approximately $31,807,000 from the proceeds of a sale or other disposition of the Export Water Supply. As monies from the sale of the Export Water are received, they are required to be paid to the holders of the CAA participation interests on a pari pasu basis for the first $31,807,000. LCH Inc., a company affiliated with the Company's CEO has the right to receive the next $4,000,000 in proceeds, and the next $433,000 in proceeds is payable to the holders of the Company's Series B Preferred Stock. The total obligation of $36,240,000 is non-interest bearing, and if the Export Water is not sold, the parties to the agreement have no recourse against the Company. If the Company does not sell the Export Water, the holders of the Series A-1, and Series B Preferred Stock are not entitled to payment of any dividend and have no contractual recourse against the Company.

	The participating interests liability of $11.1 million represents the obligation recorded by the Company relating to actual cash financings received and costs incurred to acquire the Rangeview water supply. The remainder of the participating interests ($20.7 million)represent a contingent return to financing investors and certain preferred stock holders that will only be payable from the sale of Export Water and will be recognized as it occurs similar to a profits interest.

	The Rangeview water supply is depleted on the basis of units produced, based on the volumes of water expected to be produced.
The Rangeview water system has an estimated useful life of 30 years and is depreciated based on a straight line depreciation method over the shorter of the estimated lives of the assets or the estimated recoverable volumes.




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

NOTE 6 - LONG-TERM DEBT

Long-term debt, including accrued interest, at August 31, 2001 and 2000 is comprised of the following:

						   2000		2001
Notes payable, including accrued interest to
 six related parties, due August 2007,
 interest at 10.25%, unsecured		       $ 455,063  $  425,438
Notes payable, including accrued interest to
 five related parties, due August 2007,
 interest at 10.25%, unsecured net of unamortized
 discount of $9,000 and $18,000, respectively	 506,934     462,059
Note payable, to CEO, due October 2003, non-
 interest bearing, unsecured	                  26,542      26,542
Notes payable, including accrued interest, to
 CEO due September 2003, interest at 8.36% to
 9.01%, unsecured                                466,221     444,861
Notes payable, including accrued interest, to
 related party, due October, 2003, interest at
 the prime rate plus 3%, secured by shares of
 the Company's common stock owned by the
 President 	                               2,296,326   2,193,014
Notes payable, including accrued interest, to
 a related party, due August 2003, interest
 ranging from 7.18% to 8.04%, unsecured	         767,533     735,337
	Total long-term debt	              $4,518,619  $4,287,251

Aggregate maturities of long-term debt are as follows:
		Year Ending August 31,		Amount
			2002                 $         --
			2003 			3,556,622
			2007	                  961,997
			       Total	     $  4,518,619

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

	In fiscal year ended August 31, 2000, the Company entered into two seperate Plans of Recapitalization and Stock Purchase Agreements. The first plan was in September 1999 whereby the Company issued 666,667 shares of Series C-2 Preferred Stock to
Mr. Thomas Clark in exchange for 666,667 shares of common stock owned by Mr. Clark. The Company subsequently sold 666,667 shares of the Company's Common Stock at $.18 per share to three accredited investors. Proceeds to the Company were $120,000. In August 2000, the Company sold 763,333 shares at $.15 per share to four accredited investors generating proceeds of $114,500.

	The second plan was in August 2000 whereby the Company issued1,666,667 shares of Series C-3 Preferred Stock to Mr. Thomas Clarkin exchange for 1,666,667 shares of common stock owned by Mr. Clark.In three transactions, beginning in December 2000, the Company sold700,000 shares of the Company's Common Stock at $.15 per share to two accredited investors, generating proceeds to the Company of $105,000. In August 2001, the Company also sold 625,000 shares at $.16 per shareto two accredited investors generating proceeds of $100,000.

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

	A summary of the status of the Company's Equity Incentive Plan and other compensatory options as of August 31, 2001 and 2000, and changes during the years then ended is presented below:

				2001		    2000
			   Weighted average       Weighted average
     			   Shares   exercise      Shares   exercise
				    price		   price
Fixed options
Outstanding at beginning
 of year		   23,000,000	$.18	  23,000,000  $.18
Granted			    3,000,000	 .18	          --    --
Outstanding at end
 of year		   26,000,000	$.18	  23,000,000  $.18

Options exercisable at
 year end		   26,000,000		  23,000,000
Weighted average of fair
 value of options granted
 during the year		         --                     --

	The following table summarizes information about Equity
Incentive Plan and other compensatory options outstanding at August 31, 2001:

	   Options Outstanding	         Options Exercisable
			Weighted
                        average       Weighted	            Weighted
Range of 	   	remaining     average               average
exercise       Number   contractual   exercise Number       exercise
Price       outstanding    life       price    exercisable  price

  .18	    25,250,000	    6	      .18      25,250,000    .18

	No options were exercised during the years ended August 31, 2001 and 2000.

		Warrants

	In addition to the warrants discussed in Note 6, the Company from 1990 through 1996 issued warrants to purchase 22,303,000 shares of the Company's stock at $.18 per share in connection with the sale of profits interests in the Rangeview WCA, which remain outstanding as of August 31, 2001. In 1996, the WCA was amended and retitled to the Comprehensive Amendment Agreement ("CAA") and all interests held in the WCA were subsequently converted into participating interestsin the CAA.The warrants expire 6 months after the payment of the participating interests in the CAA.

	Certain related parties, which hold notes payable from the Companywhich aggregated a total of $961,997, extended the maturity date of notesfrom August 2002 to April 2007. In connection with the extension of the maturity of the notes, the expiration date of the warrants was extended to April 2007. The $126,000 recorded in connection with extension of the warrants'expiration date is the fair value of the warrants as of August 31, 2002, calculated using a Black-Scholes option-pricing model with the followingassumptions:
no dividend yield; annualized expected volatility of 101%; and a weighted average risk-free interest rate of 4.65%. This amount is being amortized straight-line over the period August 2002 to April 2007 asthe imputed consideration relating to the extension of the debt terms.

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

Segment information for the years ended August 31, 2001 and 2000 is as follows:



			  2001	         	    2000
		       Water			    Water
	 Construction  Service Total   Construction Service Total

Revenues $ 772,501   $96,754  $869,255 $ 916,601   $53,886 $970,487
Gross
Margin	    83,517   85,573  369,090   216,459	   45,196  261,655
Total
Assets	       -- 20,074,890 20,074,890    --  20,347,718 20,347,718
Capital
Expenditures    --   63,856   63,856   	  --    142,214   142,214


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

			Annual Compensation
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

Common Stock

Name and Address of		Number of Common	Percent of
Beneficial Owner		Stock Shares		Outstanding
                                                	Common Shares
Thomas P. Clark		        27,264,854  		34.8%  (18)
5650 York Street, Commerce
City, Colorado 80022

George Middlemas		 1,333,333     		1.7%    (1)
2440 N. Lakeview Ave	                                	(11)
Chicago, IL  60614

Richard L. Guido			 0		 0%
Park 80 West - Plaza Two
Saddle Brook, New Jersey 07663

Margaret S. Hansson		 8,246,000		 9.5%   (2)
2220 Norwood Avenue
Boulder, Colorado 80304

Fletcher L. Byrom                7,100,000		 8.3%   (3)
P.O. Box 1055
Carefree, AZ  85377

Mark W. Harding			 9,460,000		 10.8% (4)
5650 York Street, Commerce
City, Colorado 80022

INCO Securities Corporation      4,700,000    	         5.7%  (5)
One New York Plaza
New York, New York  10004

Apex Investment Fund II L.P.	17,087,833 	   	19.2% (6)
233 S. Wacker Drive,	          			      (11)
Suite 9600		          			      (13)
Chicago, Illinois  60606

Environmental Venture 		  6,278,181   	   	7.7%  (7)
Fund, L.P.		       			              (11)
233 S. Wacker Drive, Suite 9600
Chicago, Illinois  60606

Environmental Private Equity 	  7,142,320		 8.6%  (13)
Fund II, L.P.		        			       (16)
233 S. Wacker Drive, Suite 9600
Chicago, Illinois  60606

The Productivity 		  4,781,846		 6.0%  (8)
Fund II, L.P.		        			       (11)
233 S. Wacker Drive, Suite 9600
Chicago, Illinois  60606

Proactive Partners L.P.		  3,579,052    	   	4.4%  (13)
50 Osgood Place, Penthouse                                    (17)
San Francisco, California 94133

All Officers and Directors	 53,404,187	        48.5% (12)
as a group (6 persons)				              (18)








                    Preferred Stock

	              Number of 		 Number of
	              Series A    Percentage	 Series B   Percentage
Name and Address     Preferred	  Outstanding    Preferred  Outstanding
Beneficial Owner       Shares	  Shares	 Shares	    Shares

Thomas P. Clark					 346,000     80.0% (14)
5650 York Street,
Commerce City,
Colorado 80022

Apex Investment
Fund II L.P.	        408,000	     25.5%
233 S. Wacker Drive,
Suite 9600
Chicago,
Illinois 60606

Environmental Private
Equity Fund II,L.P.     600,000      37.5%
Fund II, L.P.
233 S. Wacker Drive,
Suite 9600
Chicago,
Illinois  60606

Proactive Partners L.P.	500,000      31.5%
50 Osgood Place,
Penthouse
San Francisco,
California 94133

LC Holdings, Inc.				   432,513	100.0%
5650 York Street,
Commerce City, Colorado

LCH, Inc.				            86,503   20.0% (15)
5650 York Street,
Commerce City, Colorado

	              	Number of
	             	Series D        Percentage
Name and Address    	Preferred	Outstanding
Beneficial Owner	  Shares	  Shares

Thomas P. Clark		6,455,000	100.0% (18)
5650 York Street,
Commerce City,
Colorado 80022


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



	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature		   Title			Date

/s/ Harrision H Augur	  Chairman, Director	November 29, 2001
Harrison H. Augur

/s/ Margaret S. Hansson	  Vice    		November 29, 2001
Margaret S. Hansson	  President, Director


/s/ Thomas P. Clark       CEO,
			  Treasurer,		November 29, 2001
Thomas P. Clark		  Director


/s/ Mark W. Harding	  President, CFO,	November 29, 2001
Mark W. Harding		  Secretary


/s/ Fletcher L. Byrom	  Director		November 29, 2001
Fletcher L. Byrom


/s/ George M. Middlemas	  Director		November 29, 2001
George M. Middlemas


/s/ Richard L. Guido	  Director		November 29, 2001
Richard L. Guido

..	CERTIFICATE OF THE DESIGNATIONS, POWERS, PREFERENCES
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