Form 10KSB
period 2002-08-31
PURE CYCLE CORP
filed 2002-11-27
CIK 276720

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                         Form 10-KSB


X           ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

	   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
	        THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended August 31, 2002

                  Commission File Number   0-8814

                    PURE CYCLE CORPORATION
(Name of small business issuer as specified in its charter)

	Delaware	            84-0705083
 (State of incorporation)       (I.R.S. Employer Identification No.)

         8451 Delaware Street, Thornton, CO            80260
      (Address of principal executive office)         (Zip Code)

Issuer's telephone number:   (303) 292-3456



Securities registered under                            Name of each exchange
Section 12(b) of the Exchange Act:    Title of Class	on which registered

					None		           None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Revenues for fiscal year ended August 31, 2002:	$ 204,858

Aggregate market value of voting stock held by non-affiliates: $13,340,580 (based upon closing price on the OTC Bulletin Board on October 11, 2002)

Number of shares of Common Stock outstanding, as of
August 31, 2002:    78,474,004

Transitional Small Business Disclosure Format(Check One): Yes [ ] No [x]

Documents incorporated by reference:  None
Table of Contents

        Part I

Item								Page

1.	Description of Business 	                         3

2.	Description of Property 	                         6

3.	Legal Proceedings	                                 6

4.	Submission of Matters to a Vote of Security Holders 	 6

	               Part II

5.	Market for Common Equity and
	Related Stockholder Matters	                         7

6.	Management's Discussion and Analysis 	                 7

7.	Financial Statements 	                                 14

8.	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure 	                 25

	               Part III

9.	Directors, Executive Officers, Promoters and
	Control Persons; Compliance with Section 16(a)
	of the Exchange Act  	                                 26

10.	Executive Compensation 	                                 27

11.	Security Ownership of Certain Beneficial
	Owners and Management   	                         28

12.	Certain Relationships and Related
	Transactions  	                                         31

13.	Exhibits and Reports on Form 8-K 	                 32

	Signatures 	                                         34

         "SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE
                SECURITIES LITIGATION REFORM ACT OF 1995

	Statements that are not historical facts contained in this Annual Report on Form 10-KSB are forward looking statements involving risk and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others, the market price of water, changes in applicable statutory and regulatory requirements, changes in technology, uncertainties in the estimation of water available under decrees and timing and cost of development and delivery, uncertainties in the estimation of revenues and costs of construction projects, the strength and financial resources of the Company?s competitors, the Company?s ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, delays in anticipated permit and start-up dates, environmental risks, the results of financing efforts, and general economic conditions.


PART I

Item 1. Description of Business

General

    Pure Cycle Corporation (the "Company") was incorporated in Delaware in 1976. The Company is engaged in providing water and wastewater services to customers located in Denver, Colorado. The Company operates water and wastewater systems which include designing, constructing, operating and maintaining systems serving customers in the Denver metropolitan area. The Company also owns patented water recycling technologies which are capable of processing wastewater into pure potable drinking water, which the Company seeks to utilize to enable it to reuse its water suppies. There have been no significant changes in the way the Company does business during the year.
The Company?s focus continues to be to provide water and wastewater service to customers within its service area and to expand its service to other areas throughout the Denver metropolitan area and the southwestern United States.

Description of Company Assets

Rangeview Water Supply

     In 1996, the Company entered into a landmark water privatization agreement with the State of Colorado and the Rangeview Metropolitan District (the "District") for the development of over 26,000 acre feet of water in the Denver metropolitan area. The water privatization agreement enabled the Company to acquire ownership to a total gross volume of 1,165,000 acre feet of groundwater (with an annual usage right of 11,650 acre feet per year), an option to substitute 1,650 acre feet of surface water in exchange for a total gross volume of 165,000 acre feet of groundwater, and the use of surface reservoir storage capacity (collectively referred to as the "Export Water Supply").
The Company also entered into two eighty-five year water and wastewater privatization agreements ("Service Agreements") with the District to design, construct, operate, and maintain the District's water and wastewater systems to service customers within the District's 24,000 acre service area which is located in the greater Denver metropolitan area in Arapahoe County ("Service Area"). The District has reserved approximately 14,350 acre feet per year of water and surface reservoir storage capacity (collectively referred to as the "Service Area Water Supply") for use within the District?s Service Area. Development of the Rangeview water supply is divided into two opportunities: one phase is the development and distribution of the Export Water Supply to Denver area water providers in need of additional water supplies; and the second, is the development of water and wastewater service to customers within the Service Area. The Company also owns a right of first refusal to purchase 40 acres of real property which constitute the boundaries of the District, and the Company's President and CEO serves as elected members of the Board of Directors of the District.

Comprehensive Amendment Agreement

	In order to acquire theRangeview water supply, the Company negotiated an agreement with the State of Colorado and all of the holders of the Rangeview bonds (the "Settlement Agreement") and the Water Commercialization Agreement (the "WCA") and similar agreements with all prior investors relating to the development of the Rangeview water asset., Pursuant to this amendment known as the Comprehensive Amendment Agreement (the "CAA") such bond holders and investors have a right to receive a total of $31,807,000 from the proceeds of a sale or other disposition of the Export Water Supply (see Note 3 to the financial statements).

Service Agreements

     In 1996, the Company entered into an eighty-five year water privatization agreement with the District to design, construct, operate, and maintain the District's water system to provide water service to customers within the Service Area. The District has reserved approximately 14,350 acre feet of water per year, together with surface reservoir storage capacity for the Company's use inproviding water service to customers within the District's Service Area. In exchange for providing water service to customers within the Service Area, the Company will receive 95% of all amounts received by the District relating to water services remaining after payment of royalties to the State of Colorado Land Board.

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

Paradise Water Supply

     In 1987, the Company acquired certain water, water wells, and related assets from Paradise Oil, Water and Land Development, Inc., which constitute the "Paradise Water Supply." The Paradise Water Supply includes 70,000 acre feet of tributary Colorado River decreed water, a right-of-way permit from the United States Department of the Interior, Bureau of Land Management, for the construction of a 70,000 acre foot dam and reservoir across federal lands, and four water wells ranging in depth from 900 feet to 1,800 feet. The water wells are capable of producing approximately 7,500 - 9,400 gallons per minute or approximately 14,000 acre feet per well per year with an artesian pressure of approximately 100 pounds per square inch.

Recycling Technology

	The Company developed and patented water recycling technology which converts single-family home wastewater/sewage into pure potable drinking water. The Company manufactured, installed and operated the single-family water recycling units in the late 1970's and early 1980's until halting production of the units in 1982. The Company has shifted its strategic market for its water recycling technology from its original single-family units to large municipal wastewater treatment applications. The Company has not operated a large wastewater treatment plant using its technologies and there can be no assurance that the technology will be technically or economically feasible on a large scale. The Company, through its Wastewater Service Agreement, will seek to apply its water recycling technology as more customers are added to the system to treat municipal wastewater into pure potable water for reuse.

The Business

     Beginning in fiscal 1987, and continuing through fiscal 2002, the Company has acquired a portfolio of water assets which are described above in the Description of Company Assets. This portfolio of water assets can be used to provide water service to customers located throughout the Denver metropolitan area and the Company has acquired the exclusive right to provide water and wastewater service to customers located within the Service Area. The Company seeks to utilize its water assets and wastewater treatment technologies to privatize other government owned water and wastewater systems in Colorado and throughout the western United States.

     The Rangeview Metropolitan District is a quasi-municipal, political subdivision of the State of Colorado and is empowered to provide water and wastewater services to approximately 24,000 acres of property located south and east of Denver metropolitan area, which is owned by the State of Colorado (the "Service Area?).

     The development of the District?s Service Area is dependent on growth in the Denver metropolitan area, and on the State of Colorado selling portions of its property located within the Service Area to parties interested in the development of the land. The District has reserved approximately 14,350 acre feet of water annually, together with surface reservoir storage capacity, to provide water service to the property. The District completed a study in 1997 to analyze the future development opportunities for the property and defined three categories of land uses: residential, commercial/light industrial, and open space. Approximately 10,000 acres is suitable for residential development accommodating up to 70,000 single-family homes; approximately 2,200 acres is suitable for commercial and light industrial development along the primary access corridors; and the remaining 11,800 acres is suitable for open space (i.e. parks, playing fields, and golf courses).

     Pursuant to the Company's water and wastewater Service Agreements, the Company will develop, operate and maintain the District's water and wastewater systems. In exchange for developing, operating and maintaining the District?s water system, the Company receives 95% of the water tap fee and usage fee revenues after payment of a twelve percent (12%) royalty to the State Land Board. In exchange for developing, operating and maintaining the District's wastewater system the Company receives 100% of the District's wastewater tap fees and 90% of the District's wastewater usage fees.
The Company's rates and charges are established pursuant to the Settlement Agreement to be the average of similar rates and charges of the three surrounding municipal water providers. Portions of the Company's participation in the water and wastewater tap fees and user fees are required to be used to finance the development of facilities needed to furnish water and wastewater service.

     The 40 largest municipal water providers in the Denver metropolitan area deliver approximately 98% of the water consumed by residents and businesses in the Denver metropolitan area. The Company is actively marketing the Export Water Supply to each of the 40 largest providers. The Export Water Supply could be sold for a lump sum amount or incrementally pursuant to service contracts whereby the Company would design, construct, operate and maintain the water system to deliver the water to customers. The timing, terms, and conditions of sales, if any, are dependent on the purchaser.

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

	The Company's business of providing water and wastewater services is subject to competitive factors since alternative providers are available.
The Company is aware of other private water companies who are attempting to market competing service to municipal water providers in the Denver area.
In addition, municipal water providers seeking to acquire water evaluate independent water owned by individuals, farmers, ranchers, and others. The principal factors affecting competition in this regard include, but may not be limited to, the availability of water for the particular purpose, the cost of delivering the water to the desired location, the availability of water during dry year periods, the quality and quanity of the water source, and the reliability of the water supply. The Company believes that its water provides the Company with an advantage over its competition because the water the Company owns has been designated for municipal use by decrees issued by Colorado water courts, and because of the quantity of water available, the quality of water, its location relative to the Denver metropolitan area (and Paradise's location to deliver water to either downstream users or Denver area water users through exchanges or other transfers), and price. The quantity of water the Company has available for sale has been determined by court decrees of the Colorado water courts. The Company has had the quality and quantity of the Rangeview and Paradise Water Supply evaluated by independent appraisers and water engineers. The Rangeview water quality, without treatment, meets or exceeds all current federal and state drinking water standards.

     Water processing and municipal water recycling are also subject to competition from municipal water providers who also provide wastewater/sewage processing, and from regional wastewater/sewage processors. The majority of wastewater/sewage treatment in the Denver metropolitan area is processed by approximately 10 major wastewater/sewage treatment providers. The majority of Denver area water providers participate in the Metropolitan Wastewater Authority which processes approximately 95% of the area?s wastewater/sewage. The Company is not aware of any private companies providing wastewater/sewage treatment services in the Denver metropolitan area. The Company believes that it could have a competitive advantage because its wastewater treatment technology uses no toxic chemicals and the water after processing exceeds stringent water quality standards currently in effect. Additionally, residual material created in the wastewater treatment process can be composted into a high grade fertilizer for agricultural use.

     If the Company is successful in selling water, the construction of wells, dams, pipelines and storage facilities may require compliance with environmental regulations; however, the Company believes that regulatory compliance would not materially impact such a sale. It is anticipated that the Company, as part of its commitment to provide water and wastewater services, would design, construct and operate the water and wastewater systems. The Company would incur substantial capital expenditures to construct the facilities necessary to provide its water and wastewater service. However, the Company cannot assess such costs until the purchaser of the water and the nature of the water delivery system required has been determined. Similarly if the Company were to obtain a contract for treatment of wastewater and sewage, governmental regulations concerning drinking water quality and wastewater discharge quality may be applicable. However, until the Company has a contract proposal specifying the quantity and type of wastewater to be treated and the proposed use of such treated water, the cost of regulatory compliance cannot be determined.

     The Company holds several patents in the United States and abroad related to its water recycling system and its components. The value to the Company of these patents is dependent upon the Company's ability to adapt its water recycling system to larger scale applications, or to develop other uses for the technology.

   The Company currently has two full time employees and one part time employee.

Item 2. 	Description of Property

     The Company currently leases office facilities from a related party at the address shown on the cover page.

     The Company owns a total gross volume of 1,165,000 acre feet (approximately 11,650 acre feet per year) of non-tributary groundwater, an option to substitute 1,650 acre feet of tributary surface water in exchange for a total gross volume of 165,000 acre feet of non-tributary groundwater, and surface storage rights from the District. See "Item 1. Description of Business - Description of Company's Assets - Rangeview Water Supply." The Company is party to two eighty-five year water privatization agreements with the Rangeview Metropolitan District which entitles the Company to design, construct, operate and maintain the water and wastewater systems which serve customers within the District's Service Area. In exchange, the Company receives 95% of all amounts received by the District relating to water services ramaining after payment of royalties to the State of Colorado Board of Land Commissioners, and 100% of the District?s wastewater tap fees and 90% of the District's wastewater usage fees.

     The Company owns approximately 70,000 acre feet of conditional water rights, water wells and related assets in the State of Colorado by assignment and quitclaim deed. See "Item 1. Description of Business - Description of Company's Assets - Paradise Water Supply."

Item 3.	Legal Proceedings

	The Company has no legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

	No matters were submitted to a vote of stockholders during the fourth quarter ended August 31, 2002.



PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Markets

     The table below shows for the quarters indicated the high and low bid prices of the Common Stock on the OTC Bulletin Board. The Company's Common Stock is traded on the OTC Bulletin Board under the trade symbol PCYL. As of November 19, 2002, there were 3,858 holders of record of the Company's Common stock.

	Fiscal Quarter		          Low	High

		2002	First	        $.08	$.15
			Second	        $.06	$.12
			Third	        $.06	$.21
			Fourth	        $.09	$.19

		2001	First	        $.0625	$.12
			Second	        $.05	$.13
			Third	        $.08	$.13
			Fourth	        $.0625	$.18



     Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Dividends

     The Company has never paid any dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. Dividends cannot be paid on the common stock at any time when there are unpaid accrued dividends owning on the Company?s outstanding Preferred Stock.

Recent Sales of Unregistered Securities

     In August 2001, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 6,455,000 shares of Series D Preferred Stock to the Company?s CEO, Mr. Thomas Clark in exchange for 421,666 shares of common stock, 3,200,000 shares of Series C Preferred Stock, 500,000 shares of Series C-1 Preferred Stock, 666,667 shares of Series C-2 Preferred Stock, and 1,666,667 shares of Series C-3 Preferred Stock, all of which were owned by Mr. Clark. The Company retired 3,200,000 shares of Series C Preferred Stock, 500,000 shares of Series C-1 Preferred Stock, 666,667 shares of Series C-2 Preferred Stock, and 1,666,667 shares of Series C-3 Preferred Stock. The Company sold 625,000 shares of the Company?s Common Stock at $.16 per share to two accredited investors. Proceeds to the Company were $100,000. The shares were issued under Section 4(2) of the Securities Act of 1933.

Item 6.	Management's Discussion and Analysis

General

     Pure Cycle is engaged in the privatization of municipal water and wastewater systems in Colorado. The Company seeks to use its water and water technologies to enhance the availability and quality of domestic drinking water. The Company purchased approximately 1,165,000 acre feet of water (11,650 acre feet annually) and entered into two eighty-five year water and wastewater Service Agreements with the Rangeview Metropolitan District which enables the Company to provide water and wastewater service to its Service Area and other customers located throughout the Denver area. The Company intends to integrate its water recycling technologies for processing wastewater into pure potable water for reuse at its wastewater treatment facilitity as wastewater flows increase from development within the District?s Service Area increases.

     The Company is aggressively pursuing the marketing and sale of its water rights to municipal water providers in the Denver metropolitan region as well as users in Arizona, Nevada and California to generate current and long term revenue sources. During fiscal year 2002, the Company delivered approximately
54.5 million gallons of water and processed approximately 3.7 million gallons of wastewater for customers within the District?s Service Area. The Company continues to meet with developers and other parties interested in developing portions of the District's Service Area. The District?s Service Area is primarily undeveloped land owned by the State of Colorado situated in growing Arapahoe County. A portion of the property is currently developed and the Company has constructed the water and wastewater systems to serve customers on the property.

     In addition to the Company's Service Area activities, the Company continues to meet with Denver area water providers to develop and sell the Company's Export Water Supply. Denver area water providers continue to experience strong regional growth rates which continue to pressure their developed water supplies. The Company is marketing its Export Water Supply to water providers and developers in need of supplemental water supplies. Additionally, the Company has presented water supply proposals to private and municipal water providers in
Nevada, Arizona and California for the sale of the Company's 70,000 acre feet of Paradise Water Supply, understanding that certain legal issues relating to interstate water transfers may exist. The Company continues to discuss water supply arrangements with private companies and municipal water providers to whom it has made proposals. The Company continues to identify and market its water to other private companies and municipal water providers.

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. The Company?s water assets are long-lived assets which will deliver water to customers for periods in excess of 100 years.
Management believes the Company's impairment analysis for its Rangeview water supply incorporates a reasonable development horizon for the District's 24,000 acre Service Area. The Service Area is capable of supporting between 60,000 and 100,000 single family equivalent homes and will take between 30 and 40 years to fully develop. The Service Area is located at the edge of the Denver metropolitan area and a small portion of the property has already developed.

    Key assumptions used in the impairment analysis are as follows: The Company is to receive revenues from two income sources: 1) a one time access fee charged to new water and wastewater customers known as tap fees; and 2) an annual fee based on the amount of water delivered to customers. The Company's established fees are the average of the three surrounding municipal water providers, which currently are $10,500 per tap and $2.25 per 1,000 gallons of water delivered. The Company's engineers have estimated the cost to construct the infrastructure needed to deliver the Rangeview water supply to customers within its Service Area and operating and maintenance costs of the water system. Based upon these key assumptions the Company's cash flow projections exceed the capitalized costs of the asset as of August 31, 2002.

     The Company's impairment analysis for its Paradise water supply projects the development and sale of 70,000 acre feet of its Colorado River water supply over a 30 year period. The Company has two principal markets for the Paradise asset: one is users within the Denver metropolitan area; and second is users in the downstream states of Nevada and California. Infrastructure currently exists to transport Colorado River water to the Denver metropolitan area. The Company would seek to deliver it?s Paradise water to reservoirs which it owns as part of the Rangeview water supply and deliver Paradise water through its Rangeview water system. The key assumption used in the impairment analysis is the sale of water to users in the Denver market, based on the same terms as those used for the Rangeview asset, receiving revenues from tap fees, and annual water usage fees from delivered water.

     The Company estimates that the cost to deliver the Paradise water to the Denver metropolitan area through an exchange of water for use of existing infrastructure owned by others may consume up to 50% of the Paradise water supply, thus allowing for the delivery of approximately 35,000 acre feet of Paradise water to the Rangeview water system. Based upon these key assumptions the Company's cash flow projections exceed the capitalized costs of the asset as of August 31, 2002.

     Alternatively, the delivery of the Paradise asset to the downstream states' (i.e. Nevada and California) would be accomplished by using the Colorado River as the delivery mechanism. Use of the Colorado River as the delivery mechanism to the farthest deliverable point in southern California could result in water losses, primarily due to evaporation, of up to 50%. The key assumption used in the impairment analysis is the sale of water to users in the downstream states based on comparable wholesale water supply agreements generating approximately $400 per acre foot per year. Based upon these assumptions for delivery of water to users in the downstream states, the Company's cash flow projections exceed the capitalized costs of the asset as of August 31, 2002.

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

Critical Accounting Policies

    The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and our significant accounting policies are summarized in Note 2 to the accompanying consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

    The Company has identified certain key accounting policies on which its financial condition and results of operations are dependent. These key accounting policies most often involve complex matters or are based on subjective judgments or decisions. In the opinion of management, the Company's most critical accounting policies are those related to revenue recognition, water assets and other long-lived assets, depletion and depreciation and income taxes. Management periodically reviews its estimates, including those related to the recoverability and useful lives of assets. Changes in facts and circumstances may result in revised estimates.

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

    The Company recognizes water usage revenues monthly based upon metered water deliveries to customers. The Company recognizes wastewater usage revenues monthly based upon metered wastewater deliveries to the Wastewater treatment facility. Costs of delivering water and processing wastewater are recognized as incurred.

Water Assets

    The Company reviews its water assets and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Depletion and Depreciation

    The Company depletes its water assets basis on units produced divided by the total volume of water adjudicated in the water decrees. Water systems have an estimated useful life of 30 years and is depreciated based on a straight line depreciation method over the shorter of the estimated lives of the assets.

Results of Operations

    During fiscal year 2002, the Company delivered approximately 54.5 million gallons of water generating water usage revenues from the sale of water to customers within the Company?s Service Area of $156,026, compared to the delivery of 40 million gallons of water generating $96,754 for fiscal 2001. The Company incurred approximately $13,896 in operating costs compared to $11,181 for fiscal 2001. Also during fiscal year 2002, the Company processed approximately 3.7 million gallons of wastewater generating wastewater usage revenues of $48,832 and incurred $13,896 in wastewaer operating costs. There were no revenues or costs related to wastewater operatins in 2001. The Company recognized construction revenues of $772,501 in fiscal year 2001 and incurred construction costs of $488,984. There were no construction revenues or costs in 2002. The Company recognized revenues from construction based on percentage-of-completion methodology.

     General, administrative and marketing expenses for fiscal year 2002 were $233,131, or approximately $1,900 higher than for fiscal year 2001 due primarily to higher professional fees. Interest income decreased to $22,181 in fiscal year 2002, compared to $41,464 for fiscal year 2001 due primarily to a decrease in the average balance in the Company?s operating cash accounts. Interest expense decreased approximately $37,000 to $194,651 as compared to $231,368 in fiscal year 2001 due primarily to a decrease in the prime lending rate. Net loss for fiscal year 2002 of $245,147 was approximately $193,000 higher than for fiscal year 2001, primarily due to recognition of construction revenues and related gross margin in 2001.

Liquidity and Capital Resources

     The Company's working capital at August 31, 2002 was $316,760. The
Company believes that at August 31, 2002, it has sufficient working capital to fund its operations for the next year or longer. There can be no assurances, however, that the Company will be successful in marketing the water from its two primary water projects in the near term. In the event sales of these assets are not achieved, the Company may sell additional participating interests in its water projects, incur additional short or long-term debt or seek to sell additional shares of common or preferred stock or stock purchase warrants, as deemed necessary by the Company, to generate working capital.

     Development of any of the water that the Company has, or is seeking to a cquire, will require substantial capital investment by the Company. Any such additional capital for the development of the water is anticipated to be financed by the municipality purchasing such water, through the sale of water taps and water delivery charges. A water tap charge refers to a charge imposed by a municipality or in this case, the Company, to permit a water user access to a water delivery system (i.e. a single-family home's tap into the municipal water system), and a water delivery charge refers to a water user's monthly water bill, generally charged per 1,000 gallons of water consumed.

Operating Activities

	During fiscal 2002, cash used in operating activities was approximately $39,000, compared to approximately $641,000 in fiscal 2001. Payments to contractors in fiscal 2001 accounted for the cash used in operations in fiscal 2001. Operating costs increased due to additional costs of operating the domestic water and wastewater systems, and it is anticipated that a similar level of cash will be used in the Company's general and administration functions during fiscal 2003.

     In 1998, the Company entered into an agreement to provide water and wastewater service to a 400 acre development which now includes a 500-bed model juvinel detention facility ("Model Facility"). The Company designed, constructed, and now operates and maintains the water and wastewater systems that provide service to the Model Facility.


Investing  Activities

     Cash used in investing activities for fiscal 2002 was approximately $109,000. Costs of approximately $87,000 were capitalized to the Rangeview and Paradise Water Supply projects during fiscal year ended August 31, 2002. Cash used in investing activities for fiscal 2001 was approximately $64,000. The Company capitalizes certain legal, engineering and permitting costs relating to the improvement of its water assets.

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

     Readers are cautioned that forward-looking statements contained in this Form 10-KSB should be read in conjunction with the Company's disclosure under the heading: "SAFE HARBOR STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" on page 2.

Impact of Recently Issued Accounting Pronouncements

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. SFAS No. 145 is not expected to have a material impact on the Company.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).
Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue No. 94-3 required such a liability to be recognized at the time that an entity committed to an exit play. SFAS No. 145, which is effective for exit or disposal activities that are initiated after December 31, 2002, is not expected to have a material impact on the Company.



Item 7. Financial Statements


				                               Page

Independent Auditors' Report					13
Balance Sheets							14
Statements of Operations					15
Statements of Stockholders' Equity				16
Statements of Cash Flows					17
Notes to Financial Statements				 	18-24






Independent Auditors' Report

The Board of Directors
Pure Cycle Corporation:

We have audited the accompanying balance sheets of Pure Cycle Corporation ("the Company") as of August 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation as of August 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




/s/  KPMG LLP

Denver, Colorado
October 11, 2002


                         PURE CYCLE CORPORATION
                            BALANCE SHEETS

		                                     August 31,
ASSETS	                                             2002	2001

Current assets:
 Cash and cash equivalents	                  $ 287,720	$   435,660
 Trade accounts receivable	                     50,919	     33,255
 Prepaid expenses and other current assets	         --	     11,259
	Total current assets	                    338,639	    480,174

Investment in water and systems:
 Rangeview water supply (Note 3)	         13,566,777	 13,483,425
 Paradise water supply	                          5,491,423	  5,487,433
 Rangeview water system (Note 3)	            148,441	    126,611
 Investment in water and systems	         19,206,641	 19,097,469
  Accumulated depreciation & depletion	             (4,958)	         --
	Total water and water systems	         19,201,683	 19,097,469


Note receivable, including accrued
 interest (Note 5)	                            385,716	    369,806
Other assets	                                    102,241	    127,441
	                                       $ 20,028,279    $ 20,074,890

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

 Accounts payable	                       $      2,384     $        --
 Accrued liabilities	                             19,495	     17,994
	Total current liabilities		     21,879	     17,994

Long-term debt - related parties, including
 accrued interest (Note 6)	                  4,713,270	  4,518,619

Participating interests in Rangeview water
 supply (Note 3)	                         11,090,630	 11,090,630

Stockholders' equity (Notes 8):
  Preferred stock, par value $.001 per
  share; authorized - 25,000,000 shares:
  Series A1    1,600,000 shares issued  and
   outstanding	                                      1,600	      1,600

  Series B- 432,513 shares issued and outstanding       433		433
  Series D - 6,455,000 shares issued and
   outstanding	  	 	                      6,455	      6,455

  Common stock, par value 1/3 of $.01 per
   share; 135,000,000 shares authorized;
   78,439,763 shares issued and outstanding	    261,584	    261,584
	Additional paid-in capital	         24,778,989	 24,778,989
	Accumulated deficit	               ( 20,846,561)	(20,601,414)

	Total stockholders' equity	          4,202,500	  4,447,647
			                       $ 20,028,279    $ 20,074,890






See Accompanying Notes to Financial Statements

                     PURE CYCLE CORPORATION
                    STATEMENTS OF OPERATIONS




	     			             Years ended August 31,
			                            2002	2001
Water service revenue:
Construction revenue (Note 4)	              $       --   $  772,501
Water usage revenues	                         156,026       96,754
Wastewater processing revenues	                  48,832	   --
			                         204,858      869,255
Construction costs incurred (Note 4)	              --     (488,984)
Water service operating expense	                 (13,896)     (11,181)
Wastewater service operating expense	         (13,896)          --
Gross margin	                                 177,066      369,090

General and administrative expense	        (221,872)    (231,229)
Depreciation expense	                          (4,220)          --
Depletion expense	                         (   738)          --
Operating income (loss)	                         (45,764)     137,861


Other income (expense):
 Interest income	                           22,181	41,464
 Interest expense:
	Related parties	                         (194,651)    (231,368)
	Amortization of warrants	          (25,200)	    --
Other income	                                    2,287	    --
	Total other income (expense)	         (195,383)    (189,904)

		Net loss	                $(245,147)    $(52,043)

Basic and diluted net
	loss per common share	                $       *     $      *


Weighted average common
 shares outstanding basic and diluted	       78,439,763   78,439,763

* Less than $.01 per share












See Accompanying Notes to Financial Statements

                          PURE CYCLE CORPORATION
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended August 31, 2002 and 2001







			           Preferred Stock            Common Stock
			         Shares      Amount      Shares        Amount

Balance at August 31, 2000     8,065,847      $8,067    78,439,763    $261,584
Preferred Stock issued in
  Exchanges, net (Note 8)        421,666         421	        --	    --
Common Stock
  issued from treasury stock
   (Note 8)                          --           --            --          --
Extension of warrants
Net loss                             --           --	        --	    --
Balance at August 31, 2001    8,487,513       $8,488     78,439,763   $261,584
Net loss	                     --           --	         --	    --
Balance at August 31, 2002    8,487,513       $8,488     78,439,763   $261,584



			             Treasury Stock
			           Shares      Amount


Balance at August 31, 2000        (903,334)    (135,500)
Preferred Stock issued in
  Exchanges, net (Note 8)         (421,666)     (69,500)
Common Stock
  issued from treasury stock
   (Note 8)                      1,325,000	205,000
Extension of warrants
Net loss                                -- 	     --
Balance at August 31, 2001
Net loss	                        --  	     --
Balance at August 31, 2002        $      0      $     0




	                                          Additional           Total
			            Paid-in       Accumulated      Stockholders'
			            Capital         Deficit	      Equity

Balance at August 31, 2000       $24,583,910	   $(20,549,371)    $4,168,690
Preferred Stock issued in
  Exchanges, net (Note 8)             69,079	             --	            --
Common Stock
  Issued from treasury stock
   (Note 8)                               --                 --        205,000
Extension of warrants                126,000                 --        126,000
Net loss	                          -- 	        (52,043)       (52,043)
Balance at August 31, 2001       $24,778,989	   $(20,601,414)    $4,447,647
Net loss                                  -- 	       (245,147)      (245,147)
Balance at August 31, 2002       $24,778,989	   $(20,846,561)    $4,202,500














See Accompanying Notes to Financial Statements

                             PURE CYCLE CORPORATION
                            STATEMENTS OF CASH FLOWS




				                         Years ended August 31,

				                          2002		2001

Cash flows from operating activities:
  Net loss		                              $(245,147)     $( 52,043)
  Adjustments to reconcile
    net loss to net cash used in
     operating activities:
     Depreciation expense		                  4,220	            --
     Depletion expense		                            738	            --
     Increase in long-term debt - related parties,
      including accrued interest		        194,651	       231,368
     Changes in operating assets and liabilities:
	Trade accounts receivable		        (17,664)       (14,636)
        Prepaid expenses and other assets		 36,459		    --
	Billings in excess of costs and
         estimated earnings                                  --	      (772,500)
	Accounts payable and accrued liabilities	  3,885	       (10,653)
	Other non-current liabilities			     --	            --
	Net cash used in operating activities	 	(22,858)      (641,108)

Cash used in investing activities-
     Investments in water supply		        (87,342)       (63,856)
     Investments in water systems		        (21,830)	    --
     Increase in accrued interest on note receivable	(15,910)       (22,644)
          Net cash used in investing activities	       (125,082)       (63,856)

Cash flows from financing activities-
     Proceeds from sale of equity instruments		     --	       319,500

     Net decease in cash and cash equivalents	       (147,940)      (385,464)
     Cash and cash equivalents beginning of year	435,660	       821,124

     Cash and cash equivalents end of year	      $ 287,720	     $ 435,660
















See Accompanying Notes to Financial Statements


                           PURE CYCLE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                           August 31, 2002 and 2001

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

     The Company believes that at August 31, 2002, it has sufficient working capital and financing sources to fund its operations for the next year or longer. There can be no assurances, however, that the Company will be successful in marketing the water from its two primary water projects in the near term. In the event sales are not achieved, the Company may sell additional participating interests in its water projects, incur additional short or long-term debt or seek to sell additional shares of common or preferred stock or stock purchase warrants, as deemed necessary by the Company, to generate working capital.

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

     The Company recognizes water usage revenues upon delivering water to customers. The Company recognizes wastewater processing revenues based on volumes processed, as wastewater is received and processed. Costs of delivering water and providing wastewater service to customers are recognized as incurred.

Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United State of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

     Cash and cash equivalents include all liquid debt instruments with an original maturity of three months or less.



PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long lived assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected tobe generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes there are no impairments in the carrying amounts of its investments in water and water systems at August 31, 2002.

Depletion and Depreciation of water assets

    The Company depletes its water assets basis on units produced divided by the total volume of water adjudicated in the water decrees. Water distribution systems have an estimated useful life of 30 years and are depreciated based on a straight line depreciation method over the estimated lives of the assets.

Water and wastewater systems

     The Company capitalizes certain legal, engineering and permitting costs relating to the improvement of its water assets.

Stock-Based Compensation

     As allowed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company continues to measure compensation costs for these plans using the intrinsic value method of accounting as prescribed in Accounting Pronouncement Bulletin Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The pro forma disclosure of net loss and loss per share required by SFAS 123 are included in Note 6.

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

Loss per common share

     Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Convertible preferred stock and common stock options and warrants aggregating 65,746,960 common share equivalents outstanding as of August 31, 2002 have been excluded from the calculation of loss per share as their effect is anti-dilutive.

NOTE 3 - RANGEVIEW WATER SUPPLY AND SYSTEM

    Beginning in 1988, the Company initiated the purchase of the Rangeview water assets. From 1988 through 2002, the Company made payments to the sellers of the Rangeview water assets and capitalized costs incurred relating to the acquisition of the water assets totaling $12,038,161, and capitalized certain direct costs relating to improvements to the asset which include legal and engineering costs totaling $1,528,616.



PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RANGEVIEW WATER SUPPLY AND SYSTEM (continued)

     In April 1996, the Company completed the purchase of the Rangeview water assets and entered into a water privatization agreement with the State of Colorado and the Rangeview Metropolitan District (the ?District?), a related party, which enabled the Company to acquire ownership rights to a total gross volume of 1,165,000 acre feet of groundwater (approximately 11,650 acre feet per year), an option to substitute 1,650 acre feet of surface water in exchange for a total gross volume of 165,000 acre feet of groundwater, and the use of surface reservoir storage capacity
(collectively referred to as the "Export Water Supply").

    In addition to the Export Water Supply, the Company entered into a water and wastewater service agreement ("The Service Agreements") with the District which grants the Company an eighty-five year exclusive right to design, construct, operate and maintain the District?s water and wastewater systems. In exchange for designing, constructing, operating and maintaining the District?s water and wastewater system, the Company will receive
95% of the District's water revenues remaining after payment of royalties totaling 12% of gross revenues to the State Land Board, 100% of the District's wastewater system development charges and 90% of the District's wastewater usage charges. The Company delivered approximately 54.5 and 40 million gallons of water to customers in the Service Area in fiscal 2002 and 2001, respectively. The Company processed approximately 3.7 million gallons of wastewater from customers within its Service Area.

   The Company capitalizes certain legal, engineering and other costs relating to the acquisition of the Rangeview Water Supply due to improvements of the water assets through adjudication and engineering services.

    Participating interests in the Comprehensive Amendment Agreement (the "CAA"), in the aggregate, have the right to receive the first approximately $31,807,000 from the proceeds of a sale or other disposition of the Export Water Supply. As monies from the sale of the Export Water are received, they are required to be paid to the holders of the CAA participation interests on a pari pasu basis for the first $31,807,000.  After payment of the $31,807,000 in participating interest pursuant to the CAA, LCH Inc., a company affiliated with the Company's CEO, has the right to receive the next $4,000,000 in proceeds in exchange for $950,000 in notes payable entered into between LCH and the Company in 1987 and 1988. The next $433,000 in proceeds are payable to the holders of the Company's Series B Preferred
Stock.   In 1994, the Company issued the Series B Preferred Stock in exchange for certain accounts payable totaling $433,000 to LC Holdings Inc.
The total obligation of $36,240,000 is non-interest bearing, and if the Export Water is not sold, the parties to the agreement have no recourse against the Company. If the Company does not sell the Export Water, the holders of the Series A-1, and Series B Preferred Stock are not entitled to payment of any dividend and have no contractual recourse against the Company.

    The participating interests liability of $11.1 million represents the obligation recorded by the Company relating to actual cash financings received and costs incurred to acquire the Rangeview water supply. The remainder of the participating interests ($20.7 million) represent a contingent return to financing investors and certain preferred stock holders that will only be payable from the sale of Export Water and will be recognized if and when such sale occurs.

    The Rangeview water supply is depleted on the basis of units produced, based on the volumes of water expected to be produced. The Rangeview water system has an estimated useful life of 30 years and is depreciated based on a straight line depreciation method over the shorter of the estimated lives of the assets.

     During fiscal 2002 and 2001, the Company had revenues from a single customer that accounted for 76% and 85% of total revenue, respectively.

NOTE 4 - NOTE RECEIVABLE

     In 1995, the Company extended a line of credit to the District. The loan provides for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% and, matures on December 31, 2002. The balance of the note receivable at August 31, 2002 was $385,716, including accrued interest. The Company intends to extend the due date to December 31, 2003. Accordingly, the note has been classified as non-current.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - LONG-TERM DEBT

     Long-term debt, including accrued interest, at August 31, 2002 and 2001 is comprised of the following:

							  2002	     2001
Notes payable, including accrued interest to six
 related parties, due August 2007, interest at
 10.25%, unsecured				    $   484,876   $ 455,063
Notes payable, including accrued interest
 to five related parties, due August 2007,
 interest at 10.25%, unsecured, net of
 unamortized discount of $9,000 and $18,000,
 respectively		                                542,809     506,934
Note payable, to CEO, due October 2007,
 non-interest bearing, unsecured	                 26,542	     26,542
Notes payable, including accrued interest,
 to CEO due September 2007, interest at 8.36% to
 9.01%, unsecured				        487,581	    466,221
Notes payable, including accrued interest,
 to related party, due October, 2007, interest
 at the prime rate plus 3%, secured by shares
 of the Company's common stock owned by the
 President	                                      2,371,733	  2,296,326
Notes payable, including accrued interest,
 to a related party, due August 2007, interest
 ranging from 7.18% to 8.04%, unsecured	                799,729	    767,533
	Total long-term debt	                     $4,713,270	 $4,518,619

Aggregate maturities of long-term debt are as follows:

	Year Ending August 31,	           Amount
          2007	                         1,853,956
          thereafter	                 2,859,314
	     Total	               $ 4,713,270

     In 1996 and 1997, the Company entered into loan agreements with eleven related party investors. The loan balances total $1,009,684 at August 31, 2002, the loans are unsecured, and bear interest at the rate of 10.25%. In connection with the loan agreements, the Company issued warrants to purchase 2,100,000 shares of the Company?s common stock at $.18 per share. A portion of the proceeds received under the agreement ($45,000) was attributed to the estimated fair value of the warrants issued. The resulting discount is being amortized over the term of the loan. In 2001, the term of the warrants and debt was extended to 2007. The fair value of the warrant extension are being amortized over the revised term of the debt. See further discussion of the warrant in Note 8.

     As of August 31, 2002, the CEO of the Company has pledged a total of 20,000,000 shares of the Company's common stock from his personal holdings as collateral on certain of the above notes payable.

NOTE 6 - STOCKHOLDERS' EQUITY

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






PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

	Stock Options

     Pursuant to the Company's Equity Incentive Plan approved by stockholders in June of 1992, the Company had granted Mr. Fletcher Byrom, Ms. Margaret Hansson, Mr. George Middlemas, and Mr. Mark Harding options to purchase 7,000,000, 8,000,000, 1,000,000, and 7,000,000 shares of common stock respectively at an exercise price of $.18 per share.  In April of 2001, the Board extended the expiration date of options granted to Mr. Fletcher Byrom, Ms. Margaret Hansson, Mr. George Middlemas, and Mr. Mark Harding
from August 2002, to August 2007. In connection with their extension of the expiration dates and whereas the related options were fully vested in April 2001, and whereas these options were not in the money at the time of their extension, no compensation expense was recognized for the extensions. Also in April 2000, the Board granted Mr. Harding options pursuant to employment arrangements outside the Equity Incentive Plan to purchase an additional 3,000,000 shares of common stock at an exercise price of $.18 per share of which 2,250,000 vested immediately and 250,000 shares vest on each anniversary
date of the grant over the next three years.   Mr. Harding's new options
also expire in August 2007.

     The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for stock options granted to key employees under the Equity Incentive Plan. Had compensation costs for the Company?s two stock-based compensation plans been determined based on the fair market value at the grant dates for awards and the extension of the expiration dates of certain options under those plans consistent with the method prescribed in FASB Statement 123, the Company?s net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended
August 31, 2002 and 2001:

	Net loss:				    2002	   2001
	As Reported				$(  259,910)	(   52,043)
	Pro forma			         (       --)	(1,529,451)
	Loss per share:
	As Reported				          * 	         *
	Pro forma				          *           (.02)
*   Less than $.01 per share

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal year 2001: no dividend yield; annualized expected volatility of 101%; and a weighted average risk-free interest rate of 4.65%. No options were granted in fiscal year 2002.

     A summary of the status of the Company?s Equity Incentive Plan and other compensatory options as of August 31, 2002 and 2001, and changes during the years then ended is presented below:

				      2002			     2001
				      Weighted average	       Weighted average
Fixed options		      Shares  exercise price	  Shares exercise price

Outstanding at beginning
of year		             26,000,000	      $.18	  23,000,000	$.18
Granted			             --	        --	   3,000,000	 .18
Outstanding at end of year   26,000,000	      $.18	  26,000,000	$.18

Options exercisable at year
end		             25,550,000       $.18	  25,250,000	$.18
Weighted average fair value
  of options granted during
  the year		                        --	                $.06



PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS' EQUITY (continued)

     The following table summarizes information about the Equity Incentive Plan and other compensatory options outstanding at August 31, 2002:

	Options Outstanding			    Options Exercisable

			   Weighted average   Weighted		     Weighted
Range of       Number	    remaining	      average   Number	     average
exercise     outstanding    contractual       exercise  exercisable  remaining
Price	                     life	       Price                 contract
                                                                     life price

 .18	     25,500,000	         6		.18	 25,500,000	6


No options were exercised during the years ended August 31, 2002 and 2001.

		Warrants

     In addition to the warrants discussed in Note 6, the Company from 1990 through 1996 issued warrants to purchase 22,303,000 shares of the Company's stock at $.18 per share in connection with the sale of profits interests in the Rangeview WCA, which remain outstanding as of August 31, 2002. In 1996, the WCA was amended andretitled to the Comprehensive Amendment Agreement ("CAA") and all interests held in the WCA were subsequently converted into participating interests in the CAA. The warrants expire 6 months after the payment of the participating interests in the CAA.

    Certain related parties, which hold notes payable from the Company which aggregate a total of $1,009,684, as of August 31, 2002, extended the maturity date of notes from August 2002 to April 2007. In connection with the extension of the maturity of the notes, the expiration date of the warrants was extended to April 2007. The $126,000 recorded in connection with extension of the warrants' expiration date is the fair value of the warrants as of August 31, 2002, calculated using a Black-Scholes option-pricing model with the following assumptions: no dividend yield; annualized expected volatility of 101%; and a weighted average risk-free interest rate of 4.65%. This amount is being amortized straight-line over the period August 2002 to April 2007 as the imputed consideration relating to the extension of the debt terms.

   No warrants were exercised during the years ended August 31, 2002 and 2001.

NOTE 7 -  SIGNIFICANT CUSTOMERS

     The Company had accounts receivable from two significant customers totaling approximately $158,600 and $29,300, respectively, as of August 31, 2002 and $697,000 and $24,000, respectively, as of August 31, 2001. The same customers accounted for approximately 76% and 14%, respectively of the Company's revenue during the year ended August 31, 2002 and approximately 80% and 3%, respectively of the Company's revenue during the year ended August 31, 2001.

NOTE 8 - INCOME TAXES

     The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 2002 and 2001 are presented below.

		                                       2002	2001
	Deferred tax assets:
	Net operating loss carry forwards	$ 2,423,000 	$ 2,355,000
	Less valuation allowance	         (2,423,000)	(2,355,000)
	  Net deferred tax asset	        $        --	$       --

     The valuation allowance for deferred tax assets as of August 31, 2002 was $2,423,000. The net change in the valuation allowance for the year ended August 31, 2002 was a net increase of $68,000, primarily attributable to the net operating loss incurred during the year and difference in amortization. The deferred tax asset at August 31, 2002, for which a valuation allowance has been recorded, will be recognized when realization is more likely than not.


PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (continued)

     At August 31, 2002, the Company has net operating loss carry forwards for federal income tax purposes of approximately $6,228,000, which are available to offset future federal taxable income, if any, through fiscal 2022.

NOTE 9 - INFORMATION CONCERNING BUSINESS SEGMENTS

     The Company has two lines of business: one is the design and construction of water and wastewater systems pursuant to the Service Agreements to provide water and wastewater service to customers within the Service Area; and the second is the operation and maintenance of the water and wastewater systems which serve customers within the Service Area.

    The accounting policies of the segments are the same as those of the Company, described in note 2. The Company evaluates the performance of its segments based on gross margins of the respective business units.

Segment information for the years ended August 31, 2002 and 2001 is as follows:

			2002	         	    		    2001

			       Water		               Water
	       Construction  Service	 Total	Construction  Service	 Total
Revenues	$    --    $204,858  $204,858  $  772,501  $96,754   $ 869,255
Gross margin	     --     177,066   177,066     283,517   85,573     369,090
Total assets	     --  20,028,279 20,028,279       --  20,074,890 20,074,890
Capital
 expenditures	     --     109,172   109,172        --     63,856      63,856


NOTE 10 - Related party transactions

  During the years ended August 31, 2002 and 2001, the Company has occupied office space from a related party at no cost to the Company.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.




PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

The following are the officers and directors of the Company as of August 31, 2002:


             Name	                Age	Position(s) with the
                                                Company

	Harrison H. Augur	        60	Chairman
	Margaret S. Hansson . . . 	78	Director, Vice President
	Fletcher L. Byrom . . . .	84	Director
	Thomas P. Clark . . . . .	66	Director, CEO
	George M. Middlemas . . .     	56	Director
	Richard L. Guido  . . . .      	58	Director
	Mark W. Harding . . . . .	39	President, CFO

HARRISON H. AUGUR

	Mr. Augur was elected Chairman of the Board of Directors in April 2001. For the past 20 years, Mr. Augur has been involved with investment management and venture capital investment groups. Mr. Augur has been a General Partner of CA Partners since 1987, and General Partner of Patience Partners LLC since 1999. Mr. Augur received a Bachelor of Arts degree from Yale University in 1964, a LLB degree from Columbia Univetsity School of Law, and his LLM degree from New York University School of Law in 1987.

MARGARET S. HANSSON

	Ms. Hansson has been a Director of the Company since April 1977, Vice President since 1992, and Chairman from 1983 to 2001, and was the Chief Executive Officer of the Company from September 23, 1983 to January 31, 1984. From 1976 to May 1981, she was President of GENAC, Inc., a Boulder, Colorado firm, which she founded. From 1960 to 1975, Ms. Hansson was CEO and Chairman of Gerry Baby Products Company (formerly Gerico, Inc.), now a division of Evenflo. She is a Director of Wells Fargo Bank, Boulder Colorado, Wells Fargo Banks, PC, Colorado Capital Alliance, Realty Quest, Inc. (now RQI, Inc.), and the Boulder Technology Incubator. Ms. Hansson is currently President of two companies, Adrop, LLC, and Erth, LLC. Ms. Hansson received her Bachelor of Arts degree from Antioch College.

THOMAS P. CLARK

     Thomas P. Clark was appointed Chief Executive Officer of the Company in April 2001. Prior to his appointment as Chief Executive Officer, Mr. Clark served as President and Treasurer of the Company from 1987 to April 2001. Mr. Clark is primarily involved in the management of the Company. His business activities include: President, LC Holdings, Inc. (business development), 1983 to present and, Partner, through a wholly owned corporation, of Resource Technology Associates (development of mineral and energy technologies), 1982 to present. Mr. Clark received his Bachelor of Science degree in Geology and Physics from Brigham Young University, Provo, Utah.

MARK W. HARDING

     Mark W. Harding joined the Company in February 1990 as Corporate Secretary and Chief Financial Officer. He was appointed President of the Company in April 2001. He brings a background in public finance and management consulting experience. From 1988 to 1990, Mr. Harding worked for Price Waterhouse in management consulting services where he assisted clients in public finance services and other investment banking related services. Mr. Harding has a B.S. Degree in Computer Science and a Masters in Business Administration in Finance from the University of Denver.

FLETCHER L. BYROM

     Fletcher L. Byrom has been a Director of the Company since April 22, 1988. He is a retired Chairman (1970-1982) and Chief Executive Officer (1967-1982) of Koppers Company, Inc. Mr. Byrom presently serves in the following positions: Manager Micasu Tingsten LLC, Micasu Farms LLC, and President of Micasu Corporation and Micasu Charitable Foundation Inc.

GEORGE M. MIDDLEMAS

     George M. Middlemas has been a Director of the Company since April 1993. Mr. Middlemas has been a general partner with the Apex Investment Partners since 1991, a diversified venture capital management group. From 1985 to 1991, Mr. Middlemas was Senior Vice President of Inco Venture Capital Management, primarily involved in venture capital investments for Inco. From 1979 to 1985, Mr. Middlemas was a Vice President and a member of the Investment Committee of Citicorp Venture Capital Ltd., where he sourced, evaluated and completed investments for Citicorp. Mr. Middlemas is a director of Online Resources & Communications Corporation, Tut Systems, Data Critical Corporation., and Pennsylvania State University - Library Development Board. Mr. Middlemas received Bachelor degrees in History and Political Science from Pennsylvania State University, a Masters degree in Political Science from the University of Pittsburgh and a Master of Business Administration from Harvard Business School.

RICHARD L. GUIDO

     Mr. Guido has been a Director of the Company since July 1996. Mr. Guido has been with Inco since 1980, and is currently Associate General Counsel of Inco Limited and President, Chief Legal Officer and Secretary of Inco United States, Inc. Mr. Guido is a Director on the American-Indonesia Chamber of Commerce, and the Canada-United States Law Institute. Mr. Guido received a Bachelor of Science degree from the United States Air Force Academy, a Master of Arts degree from Georgetown University, and a Juris Doctor degree from the Catholic University of America.

     None of the above persons is related to any other officer or director of the Company. All directors are elected for one-year terms which expire at the annual meeting of stockholders or until their successors are elected and qualified. The Company's officers are elected annually by the board of directors and hold office until their successors are elected and qualified.

Section 16 (a) Beneficial Ownership Reporting Compliance

     The Company's directors and executive officers and persons who are beneficial owners of more than 10% of the Company's Common Stock are required to file reports of their holdings and transactions in Common Stock with the Securities and Exchange Commission and furnish the Company with such reports. Based solely upon its review of the copies the Company has received or upon written representations from these persons, the Company believes that, as of November 16, 2002 all of the Company?s directors, executive officers, and 10% beneficial owners had complied with the applicable Section 16 (a) filing requirements.

Item 10. Executive Compensation

			Annual Compensation
					            Other
Name			                            Annual
and					            Compen-
Principal	       Fiscal	Salary	Bonus	    sation
Position	       Year	($)	($)	     ($)

Thomas P. Clark
CEO		        2001	60,000	  0	     0
			2000	60,000	  0	     0
			1999	60,000	  0	     0
Mark W. Harding
President, CFO	        2001	80,000	  0	     0
			2000	80,000	  0	     0
			1999	80,000	  0	     0


Directors do not receive any compensation for serving on the Board.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of November 16, 2002, the beneficial ownership of the Company's issued and outstanding Common Stock, Series A-1 Preferred Stock, Series B Preferred Stock, and Series D Preferred Stock, by each person who owns of record (or is known by the Company to own beneficially) 5% or more of each such class of stock, by each director of the Company, each executive officer and by all directors and executive officers as a group. Except as otherwise indicated, the Company believes that each of the beneficial owners of the stock listed has sole investment and voting power with respect to such shares, based on information provided by such holders.

Common Stock

Name and Address of	  Number of Common	Percent of
Beneficial Owner	  Stock Shares		Outstanding Common Shares

Thomas P. Clark		     27,264,854  	34.8%  (18)
8451 Delaware St
Thornton, CO  80260

George Middlemas	      1,333,333     	1.7%    (1)
225 W. Washington, #1500	                        (11)
Chicago, IL  60606

Richard L. Guido
Inco Securities Corporation           0		 0%
145 King St. West, #1500
Toronto, Onterio
Canada  M5H4B7

Margaret S. Hansson	      8,246,000		 9.5%   (2)
2220 Norwood Avenue
Boulder, Colorado 80304

Fletcher L. Byrom             7,100,000		8.3%   (3)
305 Village Heights Dr. #328
State College, PA 16801

Mark W. Harding		      9,710,000		11.0% (4)
8451 Delaware St
Thornton, CO  80260

INCO Securities Corporation   4,700,000    	5.7%  (5)
145 King St. West, #1500
Toronto, Onterio
Canada  M5H4B7

Apex Investment Fund II L.P. 17,087,833 	19.2% (6)
225 W. Washington, #1500	                      (11)
Chicago, IL  60606

Environmental Venture 	      6,278,181   	7.7%  (7)
Fund, L.P.		       			      (11)
233 S. Wacker Drive,
Suite 9600
Chicago, Illinois  60606

Environmental Private Equity  7,142,320		8.6%  (13)
Fund II, L.P.		        		      (16)
233 S. Wacker Drive,
Suite 9600
Chicago, Illinois  60606

The Productivity 	      4,781,846		6.0%  (8)
Fund II, L.P.		        		      (11)
233 S. Wacker Drive,
Suite 9600
Chicago, Illinois  60606

Proactive Partners L.P.	      3,579,052    	4.4%  (13)
50 Osgood Place, Penthouse                            (17)
San Francisco, California 94133

All Officers and Directors    53,654,187	48.6%   (12)
as a group (6 persons)				        (18)






Preferred Stock

	                 Number of 		        Number of
	                 Series A	Percentage	Series B    Percentage
Name and Address of      Preferred	Outstanding 	Preferred   Outstanding
Beneficial Owner	 Shares	        Shares	        Shares	    Shares

Thomas P. Clark		                                346,000      80.0% (14)
8451 Delaware St
Thornton, CO  80260

Apex Investment Fund
II L.P.	225 W. 		   408,000	  25.5%
Washington, #1500
Chicago, IL  60606

Environmental Private
Equity Fund II L.P.	   600,000        37.5%
233 S. Wacker Drive,
Suite 9600
Chicago, Illinois  60606

Proactive Partners L.P.	   500,000        31.5%
50 Osgood Place,
Penthouse
San Francisco, California
94133

LC Holdings, Inc.				          432,513    100.0%
8451 Delaware St
Thornton, CO  80260

LCH, Inc.				                   86,503   20.0% (15)
8451 Delaware St
Thornton, CO  80260


	                 	Number of Series  Percent of
Name and Address of      	D Preferred	  Outstanding
Beneficial Owner	 	Shares	          Shares

Thomas P. Clark			6,455,000	  100.0%(18)
8451 Delaware St
Thornton, CO  80260

(1) Includes 1,000,000 shares purchasable by Mr. Middlemas under currently exercisable options.

(2) Includes 8,000,000 shares purchasable by Ms. Hansson under currently exercisable options.

(3) Includes 2,333,334 shares purchasable under a currently exercisable option by Mr. Fletcher L. Byrom Jr., 2,333,333 shares purchasable under a currently exercisable option by Susan Byrom Evans, and 2,333,333 shares purchasable under a currently exercisable option by Carol Byrom Conrad.

(4) Includes 9,500,000 shares purchasable by Mr. Harding under a currently exercisable option.

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

(12) Includes 25,500,000, shares purchasable by directors and officers under currently exercisable options.

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

(18) Includes 6,455,000 shares of Series D Preferred Stock, which Mr. Clark, the Company?s CEO owns which are convertible to 6,455,000 shares of common stock if the Company has sufficent authorized but unissued shares of common stock.


Item 12.  Certain Relationships and Related Transactions

  From time to time since December 6, 1987, Thomas P. Clark, a Director and President of the Company, loaned funds to the Company to cover operating expenses. These funds have been treated by the Company as unsecured debt, and the promissory notes with interest at 8.36% to 9.01% per annum, issued to Mr. Clark on various dates are payable October 15, 2007. To date, Mr. Clark has loaned the Company $310,720 of which $43,350 has been repaid, leaving a balance of $267,370. As of August 31, 2002, accrued interest on the Notes totaled $246,752. All loans were made on terms determined by the board members, other than Mr. Clark, to be at market rates.

  Additionally, LCH, Inc., a Delaware corporation which owns 20% of LC Holdings, Inc. and is thereby affiliated with Mr. Clark, who owns 80% of LC Holdings, Inc., loaned the Company a total of $950,000 between November, 1988 and February, 1989. These funds were represented by two Demand Promissory Notes (the "Notes") with interest at a rate equal to the rate announced from time to time by Mellon Bank, Pittsburgh, Pennsylvania as its "prime rate" plus 300 basis points from the date of the first advance thereunder until maturity, payable quarterly beginning on the first day of April, 1989 and continuing thereafter on the first day of each subsequent calendar quarter.
No payments were made on the Notes. An April 25, 1989 Assumption of Obligations Agreement assigned the entire debt of $950,000 to Rangeview Development Corp., which was a wholly-owned subsidiary of the Company until it was dissolved in fiscal 1997 and further assigned $750,000 of that $950,000 to Rangeview Company, L.P a limited partnership in which LCH held a 45% interest and Rangeview Development Corporation held a 55% interest. In February of 1991, LCH transferred its interest in Rangeview Company, L.P.
to the Company in exchange for a $4,000,000 profits interest in the Rangeview Project paid subsequent to the first $31,807,000 profits interest allocated to other investors. In connection with the Settlement Agreement, LCH consented to be paid its $4,000,000 profits interest from the sale or other disposition of the Export Water subsequent to payment of $31,807,000 owed under the CAA. During fiscal year ended August 31, 1998, the Company reached an agreement with LCH, Inc. to defer payment of the principal amount of the Notes, plus interest until October 15, 2007. No additional consideration is due to LCH, Inc. for the deferral. The board members, other than Mr. Clark, determined the transactions are at fair market value taking into consideration the risk to LCH, Inc.





Item 13. Exhibits and Reports on Form 8-K.

	(a)	Exhibits

	3(a)	Certificate of Incorporation of Registrant - Incorporated
by reference from Exhibit 4'A to Registration Statement No. 2-65226.

	3(a).1	Certificate of Amendment to Certificate of Incorporation,
filed August 31, 1987 - Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended August 31, 1987.

	3(a).2	Certificate of Amendment to Certificate of Incorporation,
filed May 27, 1988. Incorporated by reference from Proxy Statement for the Annual Meeting held April 22, 1988.

	3(a).4	Certificate of Amendment to Certificate of Incorporation
filed April 13, 1993. Incorporated by reference from Proxy Statement for Annual Meeting held April 2, 1993.

	3(a).6	Certificate of Amendment to Certificate of Incorporation
filed May 25, 1994 (Series A). Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended August 31, 1994.

	3(a).7	Certificate of Amendment to Certificate of Incorporation
filed August 31, 1994 (Series B). Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended August 31, 1994

	3(a).8	Certificate of Designation for the Series A-1 Preferred
Stock Filed July 21, 1998.*

	3(a).9	Certificate of Amendment to Certificate of Incorporation
filed September 2, 1999 (Series C).*

	3(a).10	Certificate of Amendment to Certificate of Incorporation
filed November 5, 1999 (Series C1), Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended August 31, 1999.

	3(a).11	Certificate of Amendment to Certificate of Incorporation
filed November 5, 1999 (Series C2), Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended August 31, 1999.

	3(a).12 Certificate of Amendment to Certificate of Incorporation filed August 29, 2000 (Series C3). Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000

	3(a).13	Certificate of Amendment to Certificate of Incorporation
files October 16, 2001 (Series D).. Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended August 31, 2001

	3(b)	Bylaws of Registrant - Incorporated by reference from
Exhibit 4.c to Registration Statement No. 2-62483.

	3(b).1	Amendment to Bylaws effective April 22, 1988. Incorporated
by reference from Annual Report on Form 10-K for the fiscal year ended August 31, 1989.

	4.1	Specimen Stock Certificate - Incorporated by reference to
Registration Statement No. 2-62483.

10.2	Equity Incentive Plan.  Incorporated by references from Proxy
Statement for Annual Meeting held April 2, 1993.

	10(h).2	Service Agreement, dated April 19, 1996, by and between
the Company, and the District. **

	10(h).3	Wastewater Service Agreement, dated January 22, 1998, by
and between the Company, and the District.**

	10(h).4	Comprehensive Amendment Agreement No. 1, dated April 11,
1996, by and among ISC, the Company, the Bondholders, Gregory M. Morey, Newell Augur, Jr., Bill Peterson, Stuart Sundlun, Alan C. Stormo, Beverlee A. Beardslee, Bradley Kent Beardslee, Robert Douglas Beardslee, Asra Corporation, International Properties, Inc., and the Land Board. **

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from Annual Report on Form 10-KSB for fiscal year ended August 31, 1998.
** Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended May 31, 1996.

(b)	The Company has not filed any reports on form 8-K during the last quarter of fiscal 2002.

Item 14. - Controls and Procedures

Evaluatin of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have concluded that the Company?s disclosure controls (as defined in Exchange
Act Rule 13a-14(c)) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.


Signatures

  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION



By:/s/ Thomas P. Clark		            /s/ Mark W. Harding
Thomas P. Clark Chief Executive Officer     Mark W. Harding, President,
                                            Chief Financial Officer


Date:    November 29, 2002   	            November 29, 2002



  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature		    Title			Date



/s/ Harrison H. Augur	    Chairman, Director	        November 29, 2002
Harrison H. Augur

/s/ Margaret S. Hansson	    Vice President,  	        November 29, 2002
Margaret S. Hansson	    Director


/s/ Thomas P. Clark         CEO, Director	        November 29, 2002
Thomas P. Clark


/s/ Mark W. Harding	    President, CFO	        November 29, 2002
Mark W. Harding


/s/ Fletcher L. Byrom	    Director	                November 29, 2002
Fletcher L. Byrom


/s/ George M. Middlemas	    Director	                November 29, 2002
George M. Middlemas


/s/ Richard L. Guido	    Director	                November 29, 2002
Richard L. Guido


CERTIFICATION

I, Thomas P. Clark, certify that:

1. I have reviewed this annual report on Form 10-KSB of PureCycle Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 29, 2002
/s/ Thomas P. Clark
Chief Executive Officer


CERTIFICATION

I, Mark W. Harding, certify that:

1. I have reviewed this annual report on Form 10-KSB of PureCycle Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date November 29, 2002

/s/ Mark W. Harding
President, Chief Financial Officer


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of PureCycle Corporation (the "Company"), on Form 10-KSB for the period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas P. Clark, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. - 1350, as adopted pursuant to ? 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Thomas P. Clark

Chief Executive Officer

November 29, 2002



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of PureCycle Corporation (the "Company"), on Form 10-KSB for the period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Mark Harding, President, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. - 1350, as adopted pursuant to - 906 of the Sarbanes -Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Mark W. Harding

Chief Financial Officer

November 29, 2002