Form 10QSB
period 2002-11-30
PURE CYCLE CORP
filed 2003-01-14
CIK 276720

Securities and Exchange Commission
                        Washington, D.C. 20549
                      __________________________

                            Form 10-QSB
                      __________________________

(Mark One)
  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	 SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

 ___ 	 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
	 EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 0-8814

 		PURE CYCLE CORPORATION
(Exact name of small business issuer as specified in its charter)

	Delaware				84-0705083
 (State of incorporation)	(I.R.S. Employer Identification
                                  Number)

8451 Delaware Street, Thornton, Colorado   	80260
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number	(303) 292 - 3456
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2002:

Common Stock, 1/3 of $.01 par Value		78,439,763
 (Class)				(Number of Shares)

Transitional Small business Disclosure Format (Check one):   Yes
[ ];  No [x]






                 PURE CYCLE CORPORATION
         INDEX TO NOVEMBER 30, 2002 FORM 10-QSB







Page

Part I - Financial Information (unaudited)

Balance Sheets - November 30, 2002 and			3
August 31, 2002

Statements of Operations - For the three months		4
ended November 30, 2002 and 2001

Statements of Cash Flows - For the three months		5
ended November 30, 2002 and 2001

Notes to Financial Statements     			6

Management's Discussion and Analysis of			7
Results of Operations and Financial Condition

Item 3 - Controls and Procedures			8

Signature Page						9





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










                               2

                     PURE CYCLE CORPORATION
                        BALANCE SHEETS
                         (unaudited)

					November 30	August 31
ASSETS					2002		2002
Current assets:
Cash and cash equivalents		$   281,141	$   287,720
Trade accounts receivable	    	     21,171	     50,919
	Total current assets	 	    302,312	    338,639

Investment in water and systems:
Rangeview water supply			 13,631,120	 13,566,777
Paradise water supply	 		  5,491,423	  5,491,423
Rangeview water system	    		    148,441	    148,441
Accumulated depreciation & depletion	     (6,751)	     (4,958)
  Total investment in water and systems	 19,264,233	 19,201,683

Note receivable, including accrued
 interest				    389,299	    385,716

Other assets	      			     95,941	    102,241
				       $ 20,051,785    $ 20,028,279

	LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
Accounts payable 	    		    10,077	     2,384
Accrued liabilities	    		    24,919	    19,495
   Total current liabilities		    34,996	    21,879

Long-term debt - related parties,
 including accrued interest 		 4,757,534       4,713,270

Participating interests in Rangeview
 water rights			        11,090,630	11,090,630

Stockholders' equity:
Preferred stock, par value $.001 per
 share; authorized - 25,000,000 shares:
 Series A1 - 1,600,000 shares issued
 and outstanding	 		     1,600	    1,600

Series B - 432,514 shares issued and
 outstanding	   			       433	      433
Series D - 6,455,000 shares issued and
 outstanding          			     6,455	    6,455

Common stock, par value 1/3 of $.01 per
share; authorized - 135,000,000 shares;
78,439,763 shares issued and outstanding   261,584	  261,584
Additional paid-in capital	        24,778,989     24,778,989
Accumulated deficit		       (20,880,436)   (20,846,561)
 Total stockholders' equity	 	 4,168,625	4,202,500
			              $ 20,051,785   $ 20,028,279






       See Accompanying Notes to the Financial Statements
                               3

                        PURE CYCLE CORPORATION
                       STATEMENTS OF OPERATIONS
                             (unaudited)



				           Three Months Ended
					November 30	November 30
					2002		2001

Water service revenue
Water usage fees			57,447  	32,754
Wastewater usage fees	 		12,570	            --
			 		70,017	        32,754

Water service operating expense        ( 3,213)	        (8,561)
Wastewater service operating expense   ( 2,900)	            --
			               ( 6,113)	        (8,561)

Gross Margin				63,904		24,193

General and administrative expense   (  49,859)	      ( 48,718)
Depreciation expense			(1,055)		(1,055)
Depletion expense			  (738)		    --

Other income (expense):

Interest income	    			 4,437	    	 6,764
Interest expense:
Related parties			     (  44,264)	      ( 56,720)
Amortization of warrants	        (6,300)	            --
Net income (loss)		      $(33,875)	     $ (75,536)


Basic and diluted net loss per
 common share			     $     --*	     $     --*

Weighted average common shares
 outstanding	  		    78,439,763	    78,439,763

*	less than $.01 per share
















          See Accompanying Notes to the Financial Statements
                                   4

                      PURE CYCLE CORPORATION
                     STATEMENTS OF CASH FLOWS
                           (unaudited)



					Three Months Ended
					November 30	 November 30
					2002             2001
Cash flows from operating activities:
Net loss				$(33,875)	 $(75,536)
Adjustments to reconcile
 net loss to net cash provided by
 operating activities:
Depreciation on water system		   1,055	    1,055
Depletion expense			     738	       --
Increase in accrued interest
 on note receivable		          (3,583)	  ( 4,300)
Increase in accrued interest on long
 term debt and other non-current
 liabilities				  44,264	   50,420

Changes in operating assets and liabilities:

Accounts receivable			  29,748	   25,996
Other assets				   6,300	    6,300
Accounts payable and accrued liabilities  13,117	   12,870

Net cash provided by
 operating activities			  57,764	   18,916

Cash flows from investing activities:

Investments in water supply		( 64,343)	  (10,728)
Net cash used in investing  activities:  (64,343)         (10,728)


Net decrease
 in cash and cash equivalents		  (6,579)	    6,077
Cash and cash equivalents
 beginning of period	       	         287,720	  435,660
Cash and cash equivalents
 end of period		  	       $ 281,141	$ 441,737

















           See Accompanying Notes to the Financial Statements
                                5

                     PURE CYCLE CORPORATION
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING PRINCIPLES

 The balance sheets as of November 30, 2002 and August 31,
2002, the statements of operations for the three months ended November 30, 2002 and 2001 and the statements of cash flows for the three months ended November 30, 2002 and 2001, have been prepared by the Company, without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at November 30, 2002 and for all periods presented have been made.

 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Quarterly Report on Form 10-QSB. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

NOTE 2 - STOCKHOLDERS' EQUITY

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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

 During the three months ended November 30, 2002, the Company delivered 12.6 million gallons of water generating revenues of $57,447 compared to 13.1 million gallons during the quarter ended November 30, 2001, generated revenues of $32,754. The increase in water service revenues is a result an increase in the occupancy for the Model Facility and the potable water service for the Model Facility. During the three months ended November 30, 2002, the Company processed approximately 1,000,000 gallons of wastewater generating revenues of $12,570, which represent the first full year of occupancy at the Model Facility. The Company incurred approximately $6,113 in water and wastewater operating costs during the quarter ending November 30, 2002, compared to $8,561 for the quarter ending November 30, 2001. The decrease in operating costs are attributable to one time startup costs incurred from the initiation of domestic water and wastewater service to the Model Facility beginning in July 2001.

 General and administrative expenses for the three months ended November 30, 2002 were $1,141 higher than for the three months ended November 30, 2001. Net loss for the three months ended November 30, 2002 was $33,875 compared to $75,536 in the three months ended November 30, 2001 primarily because of increased water and wastewater revenues from the Model Facility.


Liquidity and Capital Resources

 At November 30, 2002, current assets exceed current liabilities by $267,316 and the Company had cash and cash equivalents of $281,141.

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

Item 3. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls (as defined in Exchange Act Rule 13a-14(c)) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

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
			               Mark W. Harding,
			               President

CERTIFICATION
I, Thomas P. Clark, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of PureCycle Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003

/s/ Thomas P. Clark
Chief Executive Officer


CERTIFICATION
I, Mark W. Harding, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of PureCycle Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date January 14, 2003

/s/ Mark W. Harding
President, Chief Financial Officer





CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of PureCycle Corporation (the "Company"), on Form 10-QSB for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas P. Clark, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Thomas P. Clark

Chief Executive Officer

January 14, 2003


















CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PureCycle Corporation (the "Company"), on Form 10-QSB for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Harding, President, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Mark W. Harding

Chief Financial Officer

January 14, 2003