Form 10QSB
period 2003-02-28
PURE CYCLE CORP
filed 2003-04-10
CIK 276720

Securities and Exchange Commission
                          Washington, D.C. 20549
                             __________________

                               Form 10-QSB
                        __________________________

(Mark One)
  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	 SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended February 28, 2003

 ___ 	 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
	 EXCHANGE ACT

       For the transition period from __________ to __________

                      Commission file number 0-8814

 		       PURE CYCLE CORPORATION
(Exact name of small business issuer as specified in its charter)

	Delaware				84-0705083
 (State of incorporation)	(I.R.S. Employer Identification
                                  Number)

	     8451 Delaware St., Thornton, CO	    80260
        (Address of principal executive offices)  (Zip Code)

Registrant's telephone number	(303) 292 - 3456
______________________________________________________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2003:

Common Stock, 1/3 of $.01 par Value		78,236,429
	      (Class)			(Number of Shares)

Transitional Small business Disclosure Format (Check one):   Yes
[ ];  No [x]












PURE CYCLE CORPORATION
INDEX TO FEBRUARY 28, 2003 FORM 10-QSB







	                                         Page

Part I - Financial Information (unaudited)

Balance Sheets - February 28, 2003 and	           3
August 31, 2002

Statements of Operations - For the three months	   4
ended February 28, 2003 and 2002

Statements of Operations - For the six months	   5
ended February 28, 2003 and 2002

Statements of Cash Flows - For the six months	   6
ended February 28, 2003 and 2002

Notes to Financial Statements     	           7

Management's Discussion and Analysis of	           8
Results of Operations and Financial Condition

Signature Page	                                   11





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










                  PURE CYCLE CORPORATION
                     BALANCE SHEETS
                       (unaudited)

                        		February 28,	August 31,
	ASSETS		                  2003		  2002
Current assets:
 Cash and cash equivalents	        $   182,747   $   287,720
 Trade accounts receivable	             27,635	   50,919
   Total current assets	                    210,382	  338,639

Investment in water and systems:
 Rangeview water supply	                 13,659,643    13,566,777
 Paradise water supply	                  5,494,273	5,491,423
 Rangeview water system	                    148,441	  148,411
   Total investment in water and systems 19,302,357    19,206,641
   Accumulated depreciation & depletion	     (8,266)	   (4,958)

				         19,294,091    19,201,683
Note receivable, including
 accrued interest	                    392,882	  385,716
Other assets	                             89,641	  102,241

	                               $ 19,986,996  $ 20,028,279

	LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable 	                      1,929	    2,384
  Accrued liabilities	                     17,495	   19,495
    Total current liabilities	             19,424	   21,879

Long-term debt - related parties,
 including accrued interest 	          4,801,798     4,713,270

Participating interests in Rangeview
    water rights	                 11,090,630    11,090,630

Stockholders' equity:
 Preferred stock, par value $.001 per
 share; authorized - 25,000,000 shares:

 Series A1 - 1,600,000 shares issued
 and outstanding	                      1,600	    1,600

 Series B - 432,514 shares issued
 and outstanding                                433	      433

 Series D - 6,455,000 shares
 issued and outstanding   		      6,455	    6,455

 Common stock, par value 1/3 of $.01 per
  share; authorized - 135,000,000 shares;
  78,236,429 shares issued and outstanding  261,584	  261,584

  Additional paid-in capital	         24,778,989    24,778,989
  Accumulated deficit	                (20,973,917)  (20,846,561)
    Total stockholders' equity	          4,066,656     4,202,500
			               $ 19,986,996  $ 20,028,279

See Accompanying Notes to the Financial Statements

                       PURE CYCLE CORPORATION
                      STATEMENTS OF OPERATIONS
                            (unaudited)



				         Three months Ended
			              February 28,	February 28,
				          2003		    2002

Water service revenue
  Water usage fees 	               $    19,778     $     19,299
  Wastewater usage fees	                    14,017	     12,500
			                    33,795	     31,799

Water service operating expense	        (    2,506)	 (    2,396)
Wastewater service operating expense 	(    2,113)	 (    2,396)

Gross Margin	                            29,176	     27,007

General and administrative expense	   (74,644)	    (58,175)
Depreciation expense	                  (  1,427)	    (    --)
Depletion expense	                  (     88)	    (    --)

Other income (expense):

 Interest income	                     4,119	      5,359
 Interest expense related parties	  ( 44,264)	   ( 48,077)
 Interest expense other	                  (  6,300)	   (  6,300)
 Other	                                        --	     13,546
Net loss		                  $(93,428)	   $(66,640)


Basic and diluted net loss
 per common share	                $       --*	 $       --*

Weighted average common
 shares outstanding	                78,236,429	 78,236,429



*	less than $.01 per share




















See Accompanying Notes to the Financial Statements


		        PURE CYCLE CORPORATION
                       STATEMENTS OF OPERATIONS
                             (unaudited)



				             Six months Ended
			                 February 28,	February 28,
				            2003	   2002

Water service revenue
 Water usage revenues 	               $    77,225	$    39,553
 Wastewater usage fees	                    26,587	     25,000
			                   103,812	     64,553


Water service operating expense 	  (  5,719)	  (   6,676)
Wastewater service operating expense	  (  5,013)	  (   6,676)

Gross Margin	                            93,080	     51,201

General and administrative expense	 ( 124,556)	  ( 107,947)
Depreciation expense	                 (   2,482)	  (      --)
Depletion expense	                 (     826)	  (      --)

Other income (expense):

Interest income	                             8,556	     12,123
Interest expense related parties	 (  88,528)	   ( 98,497)
Interest expense other	                 (  12,600) 	   ( 12,600)
  Other	                                        --	     13,546
Net loss		                 $(127,356)	  $(142,174)


Basic and diluted net loss
 per common share	               $        --*      $      --*

Weighted average common shares
 outstanding	                        78,236,429	78,236,429

*	less than $.01 per share

















See Accompanying Notes to the Financial Statements


                       PURE CYCLE CORPORATION
                      STATEMENTS OF CASH FLOWS
                            (unaudited)



                                               Six months Ended
				          February 28,     February 28,
					     2003	       2002

Cash flows from operating activities:
  Net loss		                  $(127,356)	    $(142,174)
  Adjustment to reconcile
   net loss to net cash provided by
   operating activities:
   Depreciation on water systems	      2,482	        2,110
   Depletion expense		                826	            0

 Increase in accrued interest
  on note receivable		             (7,166)	      ( 8,170)
 Increase in accrued interest on long
  term debt and other non-current
  liabilities			             88,528	       98,500

Changes in operating assets and
  liabilities:

 Trade accounts receivable		     23,284	        3,674
 Other assets		                     12,600	       12,600
 Accounts payable and accrued liabilities   ( 2,455)	      ( 6,156)
 Net cash used in operating activities	    ( 9,257)	      (41,726)

Cash flows from investing activities:

 Investments in water supply		   ( 95,716)	      (35,318)
 Investment in Rangeview water system		 --	        2,110
 Net cash used in investing  activities	    (95,716)          (33,208)

Cash flows from financing activities:

Net decrease in cash and cash equivalents  (104,973)	      (74,934)
Cash and cash equivalents beginning
 of period	       	                    287,720	      435,660
Cash and cash equivalents end of period   $ 182,747	    $ 360,726
















See Accompanying Notes to the Financial Statements


                         PURE CYCLE CORPORATION
                      NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING PRINCIPLES

 The balance sheet as of February 28, 2003 and the statements of operations and statements of cash flows for the three and six months periods ended February 28, 2003 and February 28, 2002 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at February 28, 2003 and for all periods presented have been made.

 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal year 2002 Annual Report on Form 10-KSB. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

 Certain prior period amounts have been reclassified to conform to the current period presentation.

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

















                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

 During the quarter ended February 28, 2003, the Company delivered approximately 6.5 million gallons of water to customers in the Service Area generating revenues from water sales of $19,778 compared to the delivery of 3.5 million gallon generating revenues of $31,799 during the three months ended February 28, 2002. The difference in reported water revenues is attributable to separate accounting for water and wastewater usage revenues, where water revenues reported for the period ending February 28, 2002 included approximately $12,500 in wastewater usage revenues thus adjusting for wastewater revenues the water usage revenues for the period ending February 28, 2002 were $19,299. The Company incurred water service operating costs of $2,506, and wastewater operating costs of $2,113 to a combined total of $4,619 for the three months ending February 28, 2003 as compared to combined water and wastewater operating costs of $4,792 for the six month ending February 28, 2001. In August 2001, the Company entered into an agreement with a third party to provide operation and maintenance support for its water and wastewater operations.

 During the six months ended February 28, 2003, the Company delivered approximately 19.3 million gallons of water generated water service revenues of $77,225 compared to approximately 16.6 million gallons of water generating $64,553 for the six months ended February 28, 2002. The increase in water service revenues is due to the increase in delivery of potable water during the current year compared to the previous year. The Company incurred water service operating costs of $5,719, and wastewater service operating costs of $5,013 for a combined total of $10,732 for the six months ending February 28, 2003 as compared to $13,352 for the six month ending February 28, 2002. The decrease in operating costs is due to higher costs incurred due to the initiation of domestic water and wastewater service which were incurred during the period ending February 28, 2002.

 General and administrative expenses for the six months ended February 28, 2003 were $16,609 higher than for the six months ended February 28, 2002, primarily due to an increase in salaries and overhead from the addition of one employee beginning in January 2003. Net loss for the six months ended February 28, 2003 was $127,356 compared to a net loss of $142,174 for the six month ended February 28, 2002. The decrease in net loss of $14,818 was due to additional revenues from the sale of water from the previous year.

Liquidity and Capital Resources

 At February 28, 2003, current assets exceed current liabilities by $190,958 and, the Company had cash and cash equivalents of $210,382.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.
143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The pronouncement is effective for fiscal years beginning after June 15, 2002. The Company does not believe that adoption of SFAS No. 143 in 2003 will have a significant impact on its financial condition.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. Management does not believe that SFAS No. 145 will have a material impact on the Company.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (effective
January 1, 2003) which replaces Emerging Issues Task Force
(EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS
No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. Management does not believe that SFAS 146 will have a material effect on the Company during fiscal 2003.
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends FASB Statement No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for the year ended December 31, 2002. The provisions of this statement relating to interim financial information are effective for the quarter ending March 31, 2003. The transitional provisions will not have an impact on the Company's financial statements unless it elects to change from the intrinsic value method to the fair value method. The provisions relating to disclosures have been adopted and are reflected herein.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company is required to adopt the disclosure provisions of the Interpretation beginning with its fiscal 2003 consolidated financial statements, and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. The impact of the adoption is not expected to have a significant impact on the Company's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46"). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities" financial statement with its own. The Company is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however it is not aware of any material variable interest entities that it may be required to consolidate.












                 PURE CYCLE CORPORATION
                       SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


		PURE CYCLE CORPORATION

Date:

April 10, 2003		  /S/  Thomas P. Clark
			       Thomas P. Clark,
			       CEO

Date:

April 10, 2003		  /S/  Mark W. Harding
			       Mark W. Harding,
			       President
























CERTIFICATION
I, Thomas P. Clark, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of
PureCycle Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: April 10, 2003
/s/ Thomas P. Clark
Chief Executive Officer


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

Date April 10, 2003
/s/ Mark W. Harding
President, Chief Financial Officer





CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of PureCycle Corporation (the "Company"), on Form 10-QSB for the period ending February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas P. Clark, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Thomas P. Clark

Chief Executive Officer

April 10, 2003





CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PureCycle Corporation (the "Company"), on Form 10-QSB for the period ending February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Harding, President, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Mark W. Harding

Chief Financial Officer

April 10, 2003




Exhibit 99.1