Form 10QSB
period 2003-05-31
PURE CYCLE CORP
filed 2003-07-14
CIK 276720

Securities and Exchange Commission
                        Washington, D.C. 20549
                           __________________

                             Form 10-QSB
                      __________________________

(Mark One)
  X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	  SECURITIES AND EXCHANGE ACT OF 1934

           For the quarterly period ended May 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 2003:

Common Stock, 1/3 of $.01 par value		78,236,429
	      (Class)			   (Number of Shares)

Transitional Small business Disclosure Format (Check one):   Yes
[ ];  No [x]






                    PURE CYCLE CORPORATION
               INDEX TO MAY 31, 2003 FORM 10-QSB







	                                        Page

Part I - Financial Information (unaudited)

Balance Sheets - May 31, 2003 and	         3
August 31, 2002

Statements of Operations - For the three months	 4
ended May 31, 2003 and 2002

Statements of Operations - For the nine months	 5
ended May 31, 2003 and 2002

Statements of Cash Flows - For the nine months	 6
ended May 31, 2003 and 2002

Notes to Financial Statements     	         7

Management's Discussion and Analysis of	         8
Results of Operations and Financial Condition

Signature Page	                                 9





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







                              2

                    PURE CYCLE CORPORATION
                        BALANCE SHEETS
                          (unaudited)

		                         May 31,	August 31,
	ASSETS		                  2003		   2002
Current assets:
  Cash and cash equivalents	    $   111,004  	$   287,720
  Trade accounts receivable	         40,728	             50,919
	Total current assets	        151,732	            338,639

Investment in water and systems:
 Rangeview water supply	             13,663,091	         13,566,777
 Paradise water supply	              5,494,273	          5,491,423
 Rangeview water system	                148,441	            148,441
   Total investment in water
    and systems	                     19,305,805	         19,206,641
   Accumulated depreciation &
    depletion	                         (9,633)	     (4,958)
			             19,296,172	         19,201,683

Note receivable, including
  accrued interest	                396,465	            385,716

Other assets	                         83,341	            102,241
	                           $ 19,927,710	       $ 20,028,279

	LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Accounts payable 	                    707	              2,384
  Accrued liabilities	                 22,495	             19,495
      Total current liabilities	         23,202	             21,879

Long-term debt - related parties,
  including accrued interest 	      4,846,062           4,713,270

Participating interests in Rangeview
    water rights	             11,090,630	         11,090,630

Stockholders' equity:
  Preferred stock, par value $.001 per
   share; authorized - 25,000,000 shares:
  Series A1 - 1,600,000 shares issued
    and outstanding	                  1,600	              1,600
  Series B - 432,514 shares issued
    and outstanding	                    433	                433
  Series D - 6,455,000 shares issued
    and outstanding   		          6,455	  	      6,455

  Common stock, par value 1/3 of $.01
   per share; authorized - 135,000,000
   shares;78,236,429 shares issued
   and outstanding	                261,584	            261,584
  Additional paid-in capital	     24,778,989	         24,778,989
  Accumulated deficit	            (21,081,245)	(20,846,561)
  Total stockholders' equity	      3,967,816	          4,202,500
			           $ 19,927,710	       $ 20,028,279





             See Accompanying Notes to the Financial Statements
                                   3

                         PURE CYCLE CORPORATION
                        STATEMENTS OF OPERATIONS
                              (unaudited)



				              Three months Ended
			                       May 31,	   May 31,
				               2003	    2002

Water service revenues
  Water usage revenues 	                   $  27,729	  $  59,243
  Wastewater usage revenues	              18,672	     12,571
			                      46,401	     71,814

Water service operating expense	              (5,769)	     (4,429)
Wastewater operating expense 	              (1,722)	     (1,988)
  operating expense 	                      (7,491)	     (6,417)

Gross margin	                              38,910	     65,397

General and administrative expense	     (98,247)	    (52,617)
Depreciation expense	                     ( 1,241)	    ( 1,055)
Depletion expense	                     (   126)	         --
   Total operating expense	             (99,614)	    (53,672)


Other income (expense):

  Interest income	                       3,941	      4,876
  Interest expense - related parties	    ( 44,264)	   ( 48,077)
  Interest expense - other	              (6,300)	     (6,300)
   Other expense, net	                    ( 46,623)	    (49,501)

Net loss		                   $(107,327)	   $(37,776)


Basic and diluted net loss per
 common share	                           $     --*      $     --*

Weighted average common shares
 outstanding	                          78,439,763	 78,439,763

*	less than $.01 per share












              See Accompanying Notes to the Financial Statements
                                    4

                        PURE CYCLE CORPORATION
                       STATEMENTS OF OPERATIONS
                             (unaudited)



				            Nine months Ended
			                    May 31,	May 31,
				             2003	 2002

Water service revenues
  Water usage revenues 	                $   104,953   $  98,654
  Wastewater usage revenues	             45,260	 37,713
			                    150,213	136,367

  Water service operating expense 	    (11,488)	(16,434)
  Wastewater operating expense 	            ( 6,735)	( 5,443)
    Total Operating expense 	            (18,223)	(21,877)

  Gross margin	                            131,990	114,490

  General and administrative expense	  ( 222,804)  ( 156,343)
  Depreciation expense	                     (3,723)	 (3,165)
  Depletion expense	                       (952)	     --
    Total operating expense	           (227,480)   (159,508)

  Other income (expense):

  Interest income	                     12,497	 13,546
   Interest expense related parties	   (132,792)   (146,574)
   Interest expense other	            (18,900) 	(18,900)
   Other	                                 --	 16,999
   Other expense, net	                   (139,195)   (134,929)

   Net loss	                          $(234,684)  $(179,947)


  Basic and diluted net loss per
   common share	                          $     --*   $     --*

  Weighted average common shares
    outstanding	                         78,439,763  78,439,763

  *	less than $.01 per share











            See Accompanying Notes to the Financial Statements
                                  5

                        PURE CYCLE CORPORATION
                       STATEMENTS OF CASH FLOWS
                             (unaudited)



                                              Nine months Ended
				              May 31,	   May 31
                                               2003	     2002
Cash flows from operating activities:
   Net loss		                   $(234,684)	 $(179,947)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
   Depreciation and depletion expense	       4,675	     3,165
   Increase in note receivable,
    including accrued interest		     (10,749)	  ( 12,040)
   Increase in long term debt - related
    parties,including accrued interest	     132,792	   146,574

Changes in operating assets and
    liabilities:
   Trade accounts receivable		      10,191	     6,255
   Other assets		                      18,900	    18,900
   Accounts payable and accrued liabilities    1,323	    (6,371)

Net cash used in operating activities	     (77,552)	   (23,464)

Cash flows from investing activities:
  Investments in water supply		          --	   (54,351)
  Investment in water systems		     (99,164)	   (20,894)

Net cash used in investing  activities       (99,164)      (75,245)


Net decrease in cash and cash equivalents   (176,716)	   (98,709)

Cash and cash equivalents at beginning
  of period	                       	     287,720	   435,660

Cash and cash equivalents at end of period $ 111,004	 $ 336,951

















         See Accompanying Notes to the Financial Statements
                               6

                      PURE CYCLE CORPORATION
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING PRINCIPLES

  The balance sheet as of May 31, 2003 and the statements of operations and statements of cash flows for the three and nine months periods ended May 31, 2003 and May 31, 2002 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at May 31, 2003 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal year 2002 Annual Report on Form 10-KSB. The results of operations for interim periods presented are not necessarily indicative of the operating results to be expected for the full year.


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

  The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for stock options granted to key employees under the Equity Incentive Plan. Had compensation costs for the Company's two stock-based compensation plans been determined based on the fair market value at the grant dates for awards and the extension of the expiration dates of certain options under those plans consistent with the method prescribed in FASB Statement 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                    Three Months Ended  Three Months Ended
Net loss:		May 31, 2003	  May 31, 2002
  As Reported	       $  (107,327) 	$  (37,776)
  Pro for                 (121,757)        (52,206)

  Loss per share:
  As Reported                     *
  Pro forma                       *

                    Nine Months Ended  Nine Months Ended
Net loss:		May 31, 2003	  May 31, 2002
  As Reported	       $  (234,684) 	$  (179,947)
  Pro for                 (249,114)        (194,377)

  Loss per share:
  As Reported                     *
  Pro forma                       *

*   Less than $.01 per share


  The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal year 2001: no dividend yield; annualized expected volatility of 101%; and a weighted average risk-free interest rate of 4.65%. Certain options granted in 2001 relating to 250,000 shares vested as of the quartered ended May 31, 2003.




           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

  During the quarter ended May 31, 2003, the Company delivered approximately 9.3 million gallons of water to customers in the Service Area generating revenues from water sales of $27,729 compared to the delivery of 13.9 million gallons generating revenues of $59,243 during the three months ended May 31, 2002. The decrease in water revenues is attributable to seasonal weather where 2002 was dryer than average, thus resulting in an increase in water deliveries during the quarter ended May 31, 2002. The Company incurred water service operating expenses of $5,769 for the three months ending May 31, 2003 as compared to $4,429 for the three month ending May 31, 2002. In August 2001, the Company entered into an agreement with a third party to provide operation and maintenance support for its water and wastewater operations.

  During the quarter ended May 31, 2003, the Company processed approximately 1.9 million gallons of wastewater from customers in the Service Area, generating revenues from wastewater service of $18,672 compared to processing of 1.0 million gallons generating revenues of $12,571 during the three months ended May 31, 2002. The Company incurred wastewater service operating costs of $1,722 as compared to $1,988 for the three months ending May 31, 2002.

  General and administrative expenses for the three months ended May 31, 2003 were $45,630 higher than for the period ended May 31, 2002, primarily because of an increase in salary expense due to additional employees. Net loss for the three months ended May 31, 2003 was $107,327 compared to net loss of $37,776 for the three month ended May 31, 2002 due to higher expense due to additional employees and lower water revenues due to a more typical precipitation in 2003 compared to 2002.

  During the nine months ended May 31, 2003, the Company delivered approximately 28.4 million gallons of water generating water service revenues of $104,953 compared to approximately 31.6 million gallons of water generating $98,654 for the nine months ended May 31, 2002. The increase in water service revenues are due primarily to the adoption of a tiered water pricing schedule where the price of water increases based on the amount of water delivered. The Company incurred water service operating costs of $11,488 for the nine months ending May 31, 2003 as compared to $16,434 for the nine months ending May 31, 2002, due to efficiencies from operations during the current year.

  During the nine months ended May 31, 2003, the Company processed approximately 5.85 million gallons of wastewater from customers in the Service Area generating revenues from wastewater service of $45,260 compared to processing of 3.0 million gallons generating revenues of $37,713 during the three months ended May 31, 2002. The Company incurred wastewater service operating costs of $6,735 as compared to $5,443 for the nine months ending May 31, 2002.

  General and administrative expenses for the nine months ended May 31, 2003 were $66,461 higher than for the period ended May 31, 2002, primarily because of an increase in salary expense due to additional employees. The Company has occupied office space owned by a related party at no cost since December 2000. Net loss for the nine months ended May 31, 2003 was $234,684 compared to a net loss of $179,947 for the nine months ended May 31, 2002.

Liquidity and Capital Resources

  At May 31, 2003, current assets exceed current liabilities by $128,530 and, the Company had cash and cash equivalents of $111,004.

  The Company believes it has sufficient working capital and access to additional capital to fund its operations for the next year or longer. There can be no assurances, however, that the Company will be successful in marketing the water from its two primary water projects in the near term. In the event sales are not achieved, the Company may sell additional participating interests in its water projects, incur additional short or long-term debt or seek to sell additional shares of common or preferred stock or stock purchase warrants, as deemed necessary by the Company, to generate working capital.

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

  In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (effective
January 1, 2003) which replaces Emerging Issues Task Force
(EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity
(including Certain Costs Incurred in a Restructuring)." SFAS
No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and states that an entity's commitment to an exit plan, by itself, does not create a present obligation that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. Management does not believe that SFAS 146 will have a material effect on the Company during fiscal 2003.
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends FASB Statement No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement relating to alternative transition methods and annual disclosure requirements are effective for the year ended December 31, 2002. The provisions of this statement relating to interim financial information became effective for the quarter ending February 28, 2003. The transitional provisions will not have an impact on the Company's financial statements unless it elects to change from the intrinsic value method to the fair value method. The provisions relating to disclosures have been adopted and are reflected herein. In November 2002, the Financial Accounting Standards Board issued Interpretation No.
45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (the Interpretation), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Interpretation requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The Company is required to adopt the disclosure provisions of the Interpretation beginning with its fiscal 2003 consolidated financial statements, and will apply the recognition and measurement provisions for all guarantees issued or modified after December 31, 2002. The impact of the adoption is not expected to have a significant impact on the Company's consolidated financial statements.

  In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46"). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the equity investors in an entity do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others parties. FIN No. 46 requires a company to evaluate all existing arrangements to identify situations where a company has a "variable interest" (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) in a "variable interest entity" (commonly a thinly capitalized entity) and further determine when such variable interests require a company to consolidate the variable interest entities" financial statement with its own. The Company is required to perform this assessment by November 30, 2003 and consolidate any variable interest entities for which it will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. Management has not yet performed this assessment, however it is not aware of any material variable interest entities that it may be required to consolidate.




                           10

                 PURE CYCLE CORPORATION
                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PURE CYCLE CORPORATION

Date:

July 14, 2003		  /S/  Thomas P. Clark
			       Thomas P. Clark,
			       CEO

Date:

July 14, 2003		  /S/  Mark W. Harding
			       Mark W. Harding,
			       President

































CERTIFICATION
I, Thomas P. Clark, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of
PureCycle Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: July 14, 2003
/s/ Thomas P. Clark
Chief Executive Officer




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

Date July 14, 2003
/s/ Mark W. Harding
President, Chief Financial Officer






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

July 14, 2003

















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

July 14, 2003






























