Form 10KSB
period 2003-08-31
PURE CYCLE CORP
filed 2003-11-24
CIK 276720

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            Form 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

	   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
	  	THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended August 31, 2003

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

						Name of each
						exchange
Securities registered                           on which
under Section 12(b)of                           registered
the Exchange Act:         Title of Class
			     None		   None

Securities registered pursuant to Section 12(g) of the Exchange
Act:

                          Common Stock,
                     1/3 of $.01 par value
                       (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Revenues for fiscal year ended August 31, 2003:	$ 225,432

Aggregate market value of the voting stock held by non-affiliates: $39,219,881 (based upon closing price on the OTC
Bulletin Board on November 7, 2003)

Number of shares of Common Stock outstanding, as of August 31,
2003:    78,439,763

Transitional Small Business Disclosure Format(Check One):
Yes [ ] No [x]

Documents incorporated by reference:  None
Table of Contents

             Part I
Item						Page

1.	Description of Business 	         3

2.	Description of Property 	         6

3.	Legal Proceedings	                 7

4.	Submission of Matters to a
        Vote of Security Holders                 7

	               Part II

5.	Market for Common Equity and
	Related Stockholder Matters	        7

6.	Management's Discussion and Analysis 	8

7.	Financial Statements 	                13

8.	Changes in and Disagreements with
        Accountantson Accounting and
        Financial Disclosure 	                27

	               Part III

9.	Directors, Executive Officers,
        Promoters and Control Persons;
        Compliance with Section 16(a)
	of the Exchange Act  	                28

10.	Executive Compensation 	                30

11.	Security Ownership of Certain
        BeneficialOwners and Management   	31

12.	Certain Relationships and Related
	Transactions  	                        35

13.	Exhibits and Reports on Form 8-K 	35

14.	Controls and Procedures	                37

	Signatures 	                        38

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


PART I

Item 1. Description of Business

General

   Pure Cycle Corporation (the "Company") was incorporated in Delaware in 1976. The Company is engaged in providing water and wastewater services to customers located in Denver Colorado where its principal assets are located. The Company operates water and wastewater systems which include designing, constructing, operating and maintaining systems to service
customers in the Denver metropolitan area.   In 1996, the
Company entered into a long-term agreement to provide water and wastewater services to 24,000 acres of primarily undeveloped land in the greater Denver metropolitan area owned by the State of Colorado known as the Lowry Range. This agreement with the State of Colorado Board of Land Commissioners ("State Land Board") and the Rangeview Metropolitan District ("District"), a quasi-municipal political subdivision of the State provides for the use of water supplies from the Lowry Range ("Rangeview Water Supply") to provide water services to the Company's 24,000 acre service area which is located in the greater Denver metropolitan area in Arapahoe County ("Service Area"). As part of the agreement, the Company also acquired the rights to additional water that can be "exported" from the Lowry Range to supply water to nearby communities and developers in need of additional water supplies.

   The Company owns additional water assets in western Colorado known as the Paradise Water Supply, which the Company seeks to develop and market either to the greater Denver metropolitan area or in markets in the downstream states of Nevada, Arizona, and southern California. The Company also owns patented water recycling technologies which are capable of processing wastewater into pure potable drinking water. The Company may seek to utilize this technology in the future to enable it to reuse its water supplies. There have been no significant changes in the way the Company does business during the year. The Company's focus continues to be to provide water and wastewater service to customers within its Service Area and to expand its service to other areas throughout the Denver metropolitan area and the southwestern United States.

Description of Company Assets

Rangeview Water Supply

   The Rangeview Water Supply is a combination of groundwater, surface water, and surface water storage rights located within the greater Denver metropolitan area in Arapahoe County, which the Company utilizes to provide water and wastewater service to customers located within the Company's Service Area as well as other customers outside its Service Area in need of additional water supplies. Certain of these water assets are owned by the Company which include 1,165,000 acre feet of groundwater (with an annual usage right of 11,650 acre feet per year), an option to substitute 1,650 acre feet of surface water in exchange for a total gross volume of 165,000 acre feet of groundwater, and the use of surface reservoir storage capacity (collectively referred
to as the "Export Water Supply").   The Company seeks to develop
the Export Water Supply for customers outside the Service Area, customers which would include neighboring communities in need of additional water or developers seeking to develop new communities needing water and wastewater services.

   In addition to the water assets owned by the Company, pursuant to two eighty-five year water and wastewater privatization agreements, the Company manages the utility operations of the Rangeview District, including design, construction, operation, and maintenance of the District's water and wastewater systems to service customers within the District's 24,000 acre Service Area. The District has reserved an additional 14,350 acre feet per year of groundwater, surface water, and surface reservoir storage capacity (collectively referred to as the "Service Area Water Supply") for the Company's exclusive use to provide water and wastewater to customers within the Service Area. The
Service Area is located in Arapahoe County and is bordered by the City of Aurora which is currently constructing a number of residential housing developments directly adjacent to the Service Area. Development of the Service Area has become a priority for the State Land Board to generate income from their real estate holding for the funding of the Colorado School Trust which provides funding for public K-12 schools.

   In addition to the water assets, the Company also owns a right of first refusal to purchase 40 acres of real property which constitute the boundaries of the District. The Company's
President, CEO, and Secretary serve as elected members of the Board of Directors of the District.

Service Agreements

   In 1996, the Company entered into an eighty-five year water privatization agreement with the District to design, construct, operate, and maintain the District's water system to provide water service to the District's customers within the Service Area. The District has reserved approximately 14,350 acre feet of water per year, together with surface reservoir storage capacity for the Company's use in providing water service to customers within the District's Service Area. In exchange for providing water service to customers within the Service Area, the Company will receive 95% of all amounts received by the District relating to water services remaining after payment of royalties to the State Land Board totaling 12% of the gross revenues received from water sales.

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

   The Company supplies water and wastewater services to customers within the 24,000 acres of property which constitute the boundaries of the Service Area. The Service Area is located in southeastern Arapahoe County, Colorado, a growing county bordering Denver, Colorado. Currently the majority of the property is undeveloped land owned by the State of Colorado; however, portions of the property have been developed. Development of the property is dependent on overall growth in the Denver metropolitan area.

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

The Business

   Pure Cycle Corporation (the "Company") is an investor owned water and wastewater service provider, providing water and wastewater service to customers within its Service Area as well as customers outside its Service Area in the Denver metropolitan area. The Company has acquired a portfolio of water assets and Service Agreements which are described above in the Description of Company Assets. The Company seeks to utilize its water assets and wastewater treatment technologies to privatize other government owned water and wastewater systems in Colorado and throughout the southwestern United States.

   Development of the District's Service Area is dependent on growth in the Denver metropolitan area, and on the State of Colorado selling portions of its property located within the Service Area to parties interested in the development of the land. During 2003, the District together with several other governmental agencies have been working together with the State Land Board to assist in determining what type of development may be suitable for the State Land Board's Lowry Range property. As part of this effort, two independent engineering evaluations have determined the available water supplies are capable of providing sustainable water service up to 100,000 single family equivalent units. The Company's service area incorporates 24,000 acres of the total 27,000 acres of the Lowry Range property. The water owned or controlled by the Company pursuant to its Service Agreements, based on a review by independent engineers, is capable of providing sustainable water service to approximately 80,000 single family equivalent units.

   A number of development models have been explored by the State Land Board and the surrounding governmental agencies which range from continued development of the type of the surrounding development along the property's three borders, to a new planned community, to a compact high density development model. The State Land Board has received several reports and information regarding the development options and will evaluate their options over the next few months.

   Pursuant to the Company's water and wastewater Service Agreements, the Company will develop, operate and maintain the District's water and wastewater systems. In exchange for developing, operating and maintaining the District's water system, the Company receives 95% of the water tap fee and usage fee revenues after payment of a twelve percent (12%) royalty to the State Land Board. In exchange for developing, operating and maintaining the District's wastewater system the Company receives 100% of the District's wastewater tap fees and 90% of the District's wastewater usage fees. Pursuant to its agreements, the Company's rates and charges are established by the average of similar rates and charges of the three surrounding municipal water providers. Portions of the Company's participation in the water and wastewater tap fees and user fees are required to be used to finance the development of facilities needed to furnish water and wastewater service.

   The 40 largest municipal water providers in the Denver metropolitan area deliver approximately 98% of the water consumed by residents and businesses in the Denver metropolitan area. The Company is actively marketing the Export Water Supply to each of the 40 largest providers. The Export Water Supply could be sold for a lump sum amount or incrementally pursuant to service contracts whereby the Company would design, construct, operate and maintain the water system to deliver the water to customers. As a result of the continuing growth of the Denver metropolitan region as well as the limited availability of new water supplies, many metropolitan planning agencies are requiring property developers to first demonstrate adequate water availability prior to any consideration for zoning requests. This has resulted in the Company marketing its water to area developers and home builders seeking to develop new projects. The timing, terms, and conditions of sales, if any, are dependent on the purchaser.

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

   The Company's business of providing water and wastewater services is subject to competitive factors since alternative providers are available. The Company is aware of other private water companies who are attempting to market competing service to municipal water providers in the Denver area. In addition, municipal water providers seeking to acquire water evaluate independent water owned by individuals, farmers, ranchers, and others. The principal factors affecting competition in this regard include, but may not be limited to, the availability of water for the particular purpose, the cost of delivering the water to the desired location, the availability of water during dry year periods, the quality and quantity of the water source, and the reliability of the water supply. The Company believes that its water provides the Company with an advantage over its competition because the water the Company owns has been designated for municipal use by decrees issued by Colorado water courts, and because of the quantity of water available, the quality of water, its location relative to the Denver metropolitan area (and Paradise's location to deliver water to either downstream users or Denver area water users through exchanges or other transfers), and price. The quantity of water the Company has available for sale has been determined by court decrees of the Colorado water courts. The Company has had the quality and quantity of the Rangeview and Paradise Water Supply evaluated by independent appraisers and water engineers. The Rangeview water quality, without treatment, meets or exceeds all current federal and state drinking water standards.

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

Comprehensive Amendment Agreement

   In order to acquire the Rangeview Water Supply, the Company negotiated an agreement with the State of Colorado and all of the holders of the Rangeview bonds (the "Settlement Agreement") and with all prior investors pursuant to investment agreements relating to the development of the Rangeview water asset. Pursuant to this amendment known as the Comprehensive Amendment Agreement (the "CAA") such bond holders and investors have a right to receive a total of $31,807,000 from the proceeds of a sale or other disposition of the Export Water Supply (see Note 3 to the financial statements).

Item 2. 	Description of Property

   The Company currently leases office facilities at no cost from a related party at the address shown on the cover page.

   The Company owns a total gross volume of 1,165,000 acre feet (approximately 11,650 acre feet per year) of non-tributary groundwater, an option to substitute 1,650 acre feet of tributary surface water in exchange for a total gross volume of 165,000 acre feet of non-tributary groundwater, and surface storage rights from the District. See "Item 1. Description of Business - Description of Company's Assets - Rangeview Water Supply." The Company is party to two eighty-five year water privatization agreements with the Rangeview Metropolitan District which entitles the Company to design, construct, operate and maintain the water and wastewater systems which serve customers within the District's Service Area. In exchange, the Company receives 95% of all amounts received by the District relating to water services remaining after payment of royalties totaling 12% of gross revenues to the State of Colorado Board of Land Commissioners, and 100% of the District's wastewater tap fees and 90% of the District's wastewater usage fees.

   The Company owns approximately 70,000 acre feet of conditional water rights, water wells and related assets in the State of Colorado by assignment and quitclaim deed. See "Item 1.
Description of Business - Description of Company's Assets -
Paradise Water Supply."

Item 3.	Legal Proceedings

   The Company has no legal proceedings.


Item 4.	Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of stockholders during the fourth quarter ended August 31, 2003.

PART II

Item 5.	Market for Common Equity and Related Stockholder
Matters

Markets

   The table below shows for the quarters indicated the high and low bid prices of the 1/3 of $.01 par value per share of common stock (the "Common Stock") on the OTC Bulletin Board. The Company's Common Stock is traded on the OTC Bulletin Board under the trade symbol PCYL. As of November 5, 2003, there were 3,875 holders of record of the Company's Common Stock.

	      Fiscal Quarter		Low	High

		2003	        First	$.09	$.18
				Second	$.10	$.28
				Third	$.16	$.27
				Fourth	$.17	$.30

		2002		First	$.08	$.15
				Second	$.06	$.12
				Third	$.06	$.21
				Fourth	$.09	$.19


   Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Dividends

   The Company has never paid any dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future. Dividends cannot be paid on the Common Stock at any time when there are unpaid accrued dividends owing on the Company's outstanding preferred stock.

Recent Sales of Unregistered Securities

   In August 2003, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 2,000,000 shares of Series D-1 Convertible Preferred Stock to the Company's CEO, Mr. Thomas Clark in exchange for 2,000,000 shares of Common Stock owned by Mr. Clark. The Company sold 2,000,000 shares of the Company's Common Stock at $.25 per share to eleven accredited investors, four of whom had previously invested with the Company. Proceeds to the Company were $500,000. The Preferred Stock was issued
under Section 4(2) of the Securities Act of 1933.   The Common
Stock was sold pursuant to Regulation D, Rule 506.

Item 6.	Management's Discussion and Analysis

General

   Pure Cycle is an investor owned water and wastewater provider engaged in the design, operation, maintenance of water and wastewater systems primarily in the Denver metropolitan area with assets available to serve areas in the southwestern United States. The Company purchased approximately 1,165,000 acre feet of water (11,650 acre feet annually) and entered into two eighty-five year water and wastewater Service Agreements with the Rangeview Metropolitan District which enables the Company to provide water and wastewater service to its Service Area and other customers located throughout the Denver area. The Company intends to integrate its water recycling technologies for processing wastewater into pure potable water for reuse at its wastewater reclamation facilitity as wastewater flows increase from development within the District's Service Area.

   The Company is aggressively pursuing the marketing and sale of its water rights to municipal water providers in the Denver metropolitan region as well as users in Arizona, Nevada and California to generate current and long term revenues to the Company. As a result of the continuing growth of the Denver metropolitan region and the limited availability of new water supplies, many metropolitan planning agencies are requiring property developers to first demonstrate adequate water availability prior to any consideration for zoning requests on property development. This has resulted in the Company marketing its water to area developers and home builders seeking to develop new projects as well as other municipal water providers in need of additional water supplies.

   The Company has also presented water supply proposals to private and municipal water providers in Nevada, Arizona and California for the sale of the Company's 70,000 acre feet of Paradise Water Supply, understanding that certain legal issues relating to interstate water transfers may exist. The Company continues to discuss water supply arrangements with private companies and municipal water providers to whom it has made proposals. The Company continues to identify and market its water to other private developers and municipal water providers.

   The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's water assets are long-lived assets which are expected to deliver water to customers for periods in excess of 100 years. Management believes the Company's impairment analysis for its Rangeview water supply incorporates a reasonable development horizon for the District's 24,000 acre Service Area. During the fiscal year ended August 31, 2003, the District's engineers conducted an analysis of the available Rangeview water supply and concluded the available supply is capable of providing a sustainable water supply for the Service Area capable of serving up to 100,000 single family equivalent homes. This analysis was then reviewed by a second engineering firm which concurred with the findings. The Company's Export Water Supply together with the water available under the Service Contract is capable of providing service to up to 80,000 of the 100,000 single family equivalent units. Development of the Service Area may take between 30 and 40 years to fully develop. The Service Area is located at the edge of the Denver metropolitan area and a small portion of the property has already been developed.

   Key assumptions used in the impairment analysis are as follows: The Company is to receive revenues from two income sources: 1) a one time access fee charged to new water and wastewater customers known as tap fees; and 2) an annual fee based on the amount of water delivered to customers. The Company's established fees are the average of the three surrounding municipal water providers, which currently are $11,100 per tap and $2.25 per 1,000 gallons of water delivered. The Company's engineers have estimated the cost to construct the infrastructure needed to deliver the Rangeview water supply to customers within its Service Area and operating and maintenance costs of the water system. Based upon these key assumptions the Company's cash flow projections exceed the capitalized costs of the asset as of August 31, 2003.

   The Company's impairment analysis for its Paradise water supply projects the development and sale of 70,000 acre feet of its Colorado River water supply over a 30 year period. The Company has two principal markets for the Paradise asset: one is users within the Denver metropolitan area; and second is users in the downstream states of Nevada, Arizona and California. Infrastructure currently exists to transport Colorado River water to the Denver metropolitan area. The Company would seek to deliver its Paradise water to reservoirs which it owns as part of the Rangeview water supply and deliver Paradise water through its Rangeview water system. The key assumption used in the impairment analysis is the sale of water to users in the Denver market, based on the same terms as those used for the Rangeview asset, receiving revenues from tap fees, and annual water usage fees from delivered water.

   The Company estimates that the cost to deliver the Paradise water to the Denver metropolitan area through an exchange of water for use of existing infrastructure owned by others may consume up to 50% of the Paradise water supply, thus allowing for the delivery of approximately 35,000 acre feet of Paradise water to the Rangeview water system. Based upon these key assumptions the Company's cash flow projections exceed the capitalized costs of the asset as of August 31, 2003.

   Alternatively, the delivery of the Paradise asset to the downstream states (i.e. Nevada, Arizona and California) would be accomplished by using the Colorado River as the delivery mechanism. Use of the Colorado River as the delivery mechanism to the farthest deliverable point in southern California could result in water losses, primarily due to evaporation, of up to 50%. The key assumption used in the impairment analysis is the sale of water to users in the downstream states based on comparable wholesale water supply agreements generating approximately $400 per acre foot per year. Based upon these assumptions for delivery of water to users in the downstream states, the Company's cash flow projections exceed the capitalized costs of the asset as of August 31, 2003.

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

Revenue Recognition

   The company recognizes construction project income using the percentage-of-completion method, measured by the contract costs incurred to date as a percentage of the estimated total contract costs. Contract costs include all direct material, labor, and equipment costs and those indirect costs related to contract performance such as indirect labor and supplies costs. If the construction project revenue is not fixed, the Company estimates revenues that are most likely to occur. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Billings in excess of costs and estimated earnings represent payments received on construction projects under which the work has not been completed. These amounts, if any, are recognized as construction progresses in accordance with the percentage-of-completion method. The Company did not recognize any construction revenues during the fiscal year ended August 31, 2003.

   The Company recognizes water usage revenues monthly based upon metered water deliveries to customers. The Company recognizes wastewater usage revenues monthly based upon a flat fee per single family unit. Costs of delivering water and processing wastewater are recognized as incurred. Revenues from the sale of water and wastewater taps is recognized when taps are sold.

Depletion and Depreciation

   The Company depletes its water assets on the basis of units produced divided by the total volume of water adjudicated in the water decrees. Water systems are depreciated on a straight line basis over their estimated useful lives of 30 years.

Results of Operations

   During fiscal year 2003, the Company delivered approximately
47.3 million gallons of water generating water usage revenues from the sale of water to customers within the Company's Service Area of $156,217, compared to the delivery of 54.5 million gallons of water generating $156,026 for fiscal 2002. Water deliveries decreased approximately 13% while revenues remained the same due primarily to seasonal water deliveries with higher water rates during peak times. The Company incurred approximately $20,580 in operating costs compared to $13,896 for fiscal 2002. Operating costs increased approximately $7,000 compared to fiscal year 2002 due primarily to a change in operations from the Company contracting for operating service in 2002 to providing operating services in house in 2003. Also during fiscal year 2003, the Company processed approximately
6.95 million gallons of wastewater generating wastewater usage revenues of $56,780 and incurred $10,692 in wastewater operating costs, compared to processing approximately 3.7 million gallons of wastewater in fiscal year 2002 generating wastewater usage revenues of $48,832 and incurring $13,896 in wastewater operating costs.

   General and administrative expenses for fiscal year 2003 were $318,182, or approximately $96,310 higher than for fiscal year 2002 due primarily to an additional employee. Interest income decreased to $16,263 in fiscal year 2003, compared to $21,181 for fiscal year 2002 due primarily to a decrease in interest rates and a decrease in the average balance in the Company's operating cash accounts. Interest expense decreased $18,376 to $176,275 as compared to $194,651 in fiscal year 2002 due primarily to a decrease in the prime lending rate. Net loss for fiscal year 2003 of $321,043 was $75,896 higher than for fiscal year 2002, primarily due to the addition of an employee.

Liquidity and Capital Resources

   The Company's working capital defined as current assets less current liabilities at August 31, 2003 was $541,695. The Company believes that at August 31, 2003, it has sufficient working capital to fund its operations for the next year or longer. There can be no assurances, however, that the Company will be successful in marketing the water from its two primary water projects in the near term. In the event sales of these assets are not achieved, the Company may sell additional participating interests in its water projects, incur additional short or long-term debt or seek to sell additional shares of common or preferred stock or stock purchase warrants, as deemed necessary by the Company, to generate working capital.

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

Operating Activities

   During fiscal 2003, cash used in operating activities was approximately $115,000, compared to approximately $39,000 in fiscal 2002. Operating costs increased due to additional costs of operating the domestic water and wastewater systems and the
addition to the Company's staff.   Accrued interest on note
receivable of $14,000 was offset by accrued interest on notes payable of $176,000 for a change in accrued interest of
approximately $162,000.   It is anticipated that a similar level
of cash will be used in the Company's operating functions during fiscal 2004. The Company continues to provide domestic water and wastewater service to customers in its Service Area and operates and maintains its water and wastewater systems with Company employees.

Investing  Activities

   Cash used in investing activities for fiscal 2003 was approximately $147,000. Costs of approximately $147,000 were capitalized to the Rangeview and Paradise Water Supply projects during the fiscal year ended August 31, 2003. Cash used in investing activities for fiscal 2002 was approximately $109,000. The Company capitalizes certain legal, engineering and permitting costs relating to the improvement of its water assets.

Financing Activities

   In August 2003, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 2,000,000 shares of Series D-1 Preferred Stock to the Company's CEO, Mr. Thomas Clark in exchange for 2,000,000 shares of Common Stock owned by Mr. Clark. The Company sold 2,000,000 shares of the Company's Common Stock at $.25 per share to eleven accredited investors, four of whom had previously invested with the Company. Proceeds to the Company were $500,000. The Preferred Stock was issued under Section 4(2) of
the Securities Act of 1933.   The Common Stock was sold pursuant
to Regulation D, Rule 506.

   Readers are cautioned that forward-looking statements contained in this Form 10-KSB should be read in conjunction with the Company's disclosure under the heading: "SAFE HARBOR
STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995" on page 2.

Impact of Recently Issued Accounting Pronouncements

   In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. SFAS No. 145 did not have a material impact on the Company.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue No. 94-3 required such a liability to be recognized at the time that an entity committed to an exit plan. SFAS No. 146, which is effective for exit or disposal activities that are initiated after December 31, 2002, did not have a material impact on the Company.

   In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this Interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. The Company is still assessing whether or not it is party to a variable interest entity.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation, including requiring that this information be included in interim as well as annual financial statements. The Company has no plans to change to the fair value based method of accounting for stock-based employee compensation, and is therefore not affected by the transition provisions of SFAS
No. 148. The Company adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002.

   In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial-statement periods ending after December 15, 2002. The Company adoption of FIN 45 had no impact on the Company's results of operations or financial position.

   In June 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity. For mandatorily redeemable financial instruments of a nonpublic entity, this statement shall be effective for fiscal periods beginning after December 15, 2003. It is not anticipated that the adoption of this statement, however, will have a material effect on our results of operations.

Total Contractual Cash Obligations

A summary of our total contractual cash obligations
(in millions ) as of August 31, 2003, is as follows:

			     Payments due
                             by period
			     Less 			   More
			     Than			   Than
Contractual
Obligations	   Total     1 yr.     1-3yrs.   3-5yrs.   5yrs.

Long-term debt	    4.9		--	1.9       3.0	     --



Item 7. Financial Statements


						Page

Independent Auditors' Report			14
Balance Sheets					15
Statements of Operations			16
Statements of Stockholders' Equity		17
Statements of Cash Flows			18
Notes to Financial Statements			19-26






              Independent Auditors' Report

The Board of Directors
Pure Cycle Corporation:

We have audited the accompanying balance sheets of Pure Cycle Corporation ("the Company") as of August 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation as of August 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




					/s/  KPMG LLP

Denver, Colorado
October 10, 2003




                        PURE CYCLE CORPORATION
                          BALANCE SHEETS
		                             August 31,

	ASSETS	                            2003	2002

Current assets:
  Cash and cash equivalents	       $ 525,780   $   287,720
  Trade accounts receivable	          67,687	50,919
	Total current assets	         593,467       338,639

Investment in water and systems:
  Rangeview water supply (Note 3)     13,710,773    13,566,777
  Paradise water supply	               5,494,323     5,491,423
  Rangeview water system (Note 3)	 148,441       148,441
    Investment in water and systems   19,353,537    19,206,641
  Accumulated depreciation & depletion	 (10,543)	(4,958)
    Total water and water systems     19,342,994    19,201,683

Note receivable - related party,
including accrued interest (Note 4)	 399,902       385,716
Other assets	                          77,041       102,241
                                    $ 20,413,404  $ 20,028,279

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable	            $      8,244  $      2,384
  Accrued liabilities (Note 5 )	          43,528	19,495
    Total current liabilities		  51,772	21,879

Long-term debt - related parties,
 including accrued interest (Note 6)   4,889,545     4,713,270

Participating interests in
 Rangeview water supply (Note 3)      11,090,630    11,090,630

Stockholders' equity (Notes 7):
  Preferred stock, par value $.001 per
  share; authorized - 25,000,000 shares:
  Series A1 -  1,600,000 shares issued
  and outstanding	                  1,600          1,600

  Series B -    432,513 shares issued
   and outstanding                          433		   433

  Series D -    6,455,000 shares
   issued and outstanding	          6,455		 6,455

  Series D1-  2,000,000 shares
   issued and outstanding in 2003         2,000		    --


  Common stock, par value 1/3 of $.01 per
   share; 135,000,000 shares authorized;
   78,439,763 shares issued and
   outstanding	                        261,584	       261,584
  Additional paid-in capital	     25,276,989	    24,778,989
  Accumulated deficit	           ( 21,167,604)   (20,846,561)

  Total stockholders' equity	      4,381,457	     4,202,500
			           $ 20,413,404	  $ 20,028,279



See Accompanying Notes to Financial Statements




                PURE CYCLE CORPORATION
               STATEMENTS OF OPERATIONS




	     			   Years ended August 31,
			             2003	    2002
Water service revenues:
  Water usage revenues	           156,217	   156,026
  Wastewater processing revenues    56,780	    48,832
  Revenue - Other	            12,435	        --
			           225,432	   204,858

Water service operating expense	   (20,580)	   (13,896)
Wastewater service operating
 expense	                   (10,692)        (13,896)
Other expense	                    (6,224)		--
Gross margin	                   187,936	   177,066

General and administrative
 expense	                  (318,182)	  (221,872)
Depreciation expense	            (4,948)	    (4,220)
Depletion expense	             ( 637)	     ( 738)
Operating income (loss)	          (135,841)	   (49,764)


Other income (expense):
  Interest income	            16,263	    22,181
  Interest expense -
   related parties	          (176,275)	  (194,651)
  Amortization of warrants	   (25,200)	   (25,200)
Other income	                        --	     2,287
 Total other income (expense)	  (185,212)	  (195,383)

		Net loss	 $(321,043)	 $(245,147)

Basic and diluted net
  loss per common share	         $      *        $       *


Weighted average common
  shares outstanding basic
  and diluted	                78,439,763 	78,439,763

* Less than $.01 per share





See Accompanying Notes to Financial Statements





                 PURE CYCLE CORPORATION
            STATEMENTS OF STOCKHOLDERS' EQUITY
           Years Ended August 31, 2003 and 2002







		    Preferred Stock     Common Stock   Treasury Stock
	           Shares     Amount  Shares    Amount Shares      Amount

Balance at
 August 31, 2001   8,487,513  $8,488  78,439,763 $261,584   0 	 $     0
Net loss	          --      --	      --       --  --  	      --
Balance at
 August 31, 2002   8,487,513  $8,488  78,439,763 $261,584   0 	 $     0
Preferred Stock
 issued in
 exchanges, net
 (Note 7)          2,000,000   2,000	      --       --(2,000,000)(500,000)
Common Stock
 issued from
 treasury stock
 (Note 7)                 --      --          --       -- 2,000,000  500,000
Net loss                  --      --	      --       --	 --       --
Balance at
 August 31, 2003  10,487,513$ 10,488  78,439,763 $261,584        --       --







	                      Additional                      Total
			       Paid-in      Accumulated    Stockholders'
			       Capital        Deficit	      Equity

Balance at August 31, 2001    $24,778,989  $(20,601,414)      $4,447,647
Net loss                               --      (245,147)        (245,147)
Balance at August 31, 2002    $24,778,989  $(20,846,561)      $4,202,500
Preferred Stock issued in
  Exchanges, net (Note 7)         498,000	     --	              --
Common Stock
 Issued from treasury stock
 (Note 7)                              --            --          500,000
Net loss	                       --      (321,043)   	(321,043)
Balance at August 31, 2003    $25,276,989  ($21,167,604)      $4,381,457



See Accompanying Notes to Financial Statements





PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS





                                         Years ended August 31,
				           2003		  2002

Cash flows from operating
 activities:
   Net loss		              $(321,043)	$( 245,147)
   Adjustments to reconcile
    net loss to net cash used in
    operating activities:
     Depreciation expense		  4,948	             4,220
     Depletion expense		            637	               738
     Change in accrued interest		162,089	           178,741
     Changes in operating assets
      and liabilities:
	Trade accounts receivable       (16,768)           (17,664)
	Other assets		         25,200		    36,459
	Accounts payable and
         accrued liabilities	         29,893	             3,885
	Net cash used in operating
         activities	 	       (115,044)	   (38,768)

Cash used in investing activities-
  Investments in water supply	       (146,896)	   (87,342)
  Investments in water systems		     --	           (21,830)
   Net cash provided by
    investing activities	       (146,896)	  (109,172)

Cash flows from financing activities-
 Proceeds from sale of equity
 instruments		                500,000	                --

Net increase (decease) in cash and
 cash equivalents		        238,060		  (147,940)
Cash and cash equivalents
 beginning of year	      	        287,720		   435,660

Cash and cash equivalents end of year $ 525,780		  $287,720






See Accompanying Notes to Financial Statements





PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
August 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND BUSINESS

  Pure Cycle Corporation (Company) owns certain water assets and is providing water and wastewater services to customers located in the Denver metropolitan area (Service Area). The Company operates water and wastewater systems and its operating activities include designing, constructing, operating and maintaining systems serving customers in the Denver metropolitan area. The Company also owns patented water recycling technologies which are capable of processing wastewater into pure potable drinking water. The Company's focus continues to be to provide water and wastewater service to customers within its Service Area and the Company expects to expand its service to other areas throughout the Denver metropolitan area and the southwestern United States.

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

  The Company believes that at August 31, 2003, it has sufficient working capital and financing sources to fund its operations for the next year or longer. There can be no assurances, however, that the Company will be successful in marketing the water from its two primary water projects in the near term. In the event sales are not achieved, the Company may sell additional participating interests in its water projects, incur additional short or long-term debt or seek to sell additional shares of common or preferred stock or stock purchase warrants, as deemed necessary by the Company, to generate working capital.

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

  The Company recognizes water usage revenues upon delivering water to customers. The Company recognizes wastewater processing revenues based on flat fees assessed per single family equivalent unit served. Costs of delivering water and providing wastewater service to customers are recognized as incurred. Revenues from the sale of water and wastewater taps is recognized when taps are sold.

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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash flows

  No cash was paid for interest or taxes in 2003 or 2002.  See
Note 6 for discussion regarding non cash exchange of common stock for preferred stock.

Long lived assets

  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes there are no impairments in the carrying amounts of its investments in water and water systems at August 31, 2003.

Water and wastewater systems

  The Company capitalizes certain legal, engineering and permitting costs relating to the adjudication and improvement of its water assets.

Depletion and Depreciation of water assets

   The Company depletes its water assets on the basis of units produced divided by the total volume of water adjudicated in the water decrees. Water systems are depreciated on a straight line basis over their estimated useful lives of 30 years.

Stock-Based Compensation

  The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principals Board ("APB No. 25"), Accounting for Stock Issued to Employees. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS No. 123"), "Accounting for Stock-Based Compensation" as specified in SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123". The pro forma disclosure of net loss and loss per share required by SFAS No. 123 is shown below.

                                    2003	  2002
Net loss, as reported		 (321,043)     (245,147)
Add: Stock-based employee
 compensation expense included
 in reported net income		       --            --
Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 based method for all
 options ans warrants	       	       --            --
Pro forma net loss		(      --)	(    --)

Actual and pro forma earnings per share for the year ended
August 31, 2003 were less than $.01 per share.

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

Loss per common share

  Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Convertible preferred stock and common stock options
and warrants aggregating   67,746,889 common share equivalents
outstanding as of August 31, 2003 have been excluded from the calculation of loss per share as their effect is anti-dilutive.

NOTE 3 - RANGEVIEW WATER SUPPLY AND SYSTEM

   Beginning in 1987, the Company initiated the purchase of the Rangeview water assets. From 1987 through 2003, the Company made payments to the sellers of the Rangeview water assets and capitalized costs incurred relating to the acquisition of the water assets totaling $12,038,161, and capitalized certain direct costs relating to improvements to the asset which include legal and engineering costs totaling $1,672,612.

  In April 1996, the Company completed the purchase of the Rangeview water assets and entered into a water privatization agreement with the State of Colorado and the Rangeview Metropolitan District (the "District"), a related party, which enabled the Company to acquire ownership rights to a total gross volume of 1,165,000 acre feet of groundwater (approximately 11,650 acre feet per year), an option to substitute 1,650 acre feet of surface water in exchange for a total gross volume of 165,000 acre feet of groundwater, and the use of surface reservoir storage capacity (collectively referred to as the "Export Water Supply").

   In addition to the Export Water Supply, the Company entered into a water and wastewater service agreement ("The Service Agreements") with the District which grants the Company an eighty-five year exclusive right to design, construct, operate and maintain the District's water and wastewater systems. In exchange for designing, constructing, operating and maintaining the District's water and wastewater system, the Company will receive 95% of the District's water revenues remaining after payment of royalties totaling 12% of gross revenues to the State Land Board, 100% of the District's wastewater system development charges and 90% of the District's wastewater usage charges. The Company delivered approximately 47.3 and 54.5 million gallons of water to customers in the Service Area in fiscal 2003 and 2002, respectively. The Company processed approximately 6.95 and 3.7 million gallons of wastewater from customers within its Service Area during fiscal 2003 and 2002, respectively.

  The Company capitalizes certain legal, engineering and other costs relating to the acquisition of the Rangeview Water Supply due to improvements of the water assets through adjudication and engineering services.

   Participating interests in the Comprehensive Amendment Agreement (the "CAA"), in the aggregate, have the right to receive the first approximately $31,807,000 from the proceeds of a sale or other disposition of the Export Water Supply. As monies from the sale of the Export Water are received, they are required to be paid to the holders of the CAA participation interests, including holders of Series A-1 Preferred Stock, on a pari pasu basis for the first $31,807,000. After payment of the $31,807,000 in participating interest pursuant to the CAA, LCH Inc., a company affiliated with the Company's CEO, has the right to receive the next $4,000,000 in proceeds in exchange for $950,000 in notes payable entered into between LCH and the Company in 1987 and 1988. The next $433,000 in proceeds are payable to the holders of the Company's Series B Preferred Stock. In 1994, the Company issued the Series B Preferred Stock in exchange for certain accounts payable totaling $433,000 to LC Holdings Inc. The total obligation of $36,240,000 is non-interest bearing, and if the Export Water is not sold, the parties to the

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RANGEVIEW WATER SUPPLY AND SYSTEM (continued)

agreement have no recourse against the Company. If the Company does not sell the Export Water, the holders of the Series A-1, and Series B Preferred Stock are not entitled to payment of any dividend and have no contractual recourse against the Company.

   The participating interests liability of $11.1 million represents the obligation recorded by the Company relating to actual cash financings received and costs incurred to acquire the Rangeview water supply. The remainder of the participating interests ($20.7 million) represent a contingent return to financing investors andcertain preferred stock holders that will only be payable from the sale of Export Water and will be recognized if and when such sale occurs.

  During fiscal 2003 and 2002, the Company had revenues from two significant customers that accounted for 81% and 11%, respectively of the Company's revenues during 2003 and 76% and 14%, respectively of revenues during 2002.

NOTE 4 - NOTE RECEIVABLE

  In 1995, the Company extended a line of credit to the District, a related party. The loan provides for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% and matures on December 31, 2003. The balance of the note receivable at August 31, 2003 was $399,902, including accrued interest. The Company intends to extend the due date to December 31, 2004. Accordingly, the note has been classified as non-current.

NOTE 5 - ACCRUED LIABILITIES

  During fiscal year ended August 31, 2003, the Company had accrued liabilities of $43,528, of which approximately $26,000 were for audit fees and the remainder was for operating trade accounts payables. During fiscal year ended August 31, 2002, the Company had accrued liabilities of $19,495, of which approximately 18,000 were for audit fees.

NOTE 6 - LONG-TERM DEBT

  Long-term debt, including accrued interest, at August 31, 2003 and 2002 is comprised of the following:

Notes payable, including accrued
 interest to six related parties,		 2003 	      2002
 due August 2007, interest at
 prime plus 2% (6.25% at August
 31, 2003),unsecured		          $   503,439  	$  484,876

Notes payable, including accrued
interest to five related parties,
due August 2007, interest at 10.25%,
unsecured, net of unamortized discount
of $0 and $9,000, respectively		      578,685 	   542,809

Note payable, to CEO, due October
2007, non-interest bearing, unsecured	       26,542	    26,542

Notes payable, including accrued
interest, to CEO due October 2007,
interest at 8.36% to 9.01%, unsecured	      508,941	   487,581

Notes payable, including accrued interest,
to related party, due October, 2007,
interest at the prime rate plus 3%
(7.25% at August 31, 2003), secured by
shares of the Company's common stock
owned by the President	                    2,440,014	 2,371,733

Notes payable, including accrued interest,
to a related party, due August 2007,
interest ranging from 7.18% to 8.04%,
unsecured	                              831,924	   799,729
	Total long-term debt	           $4,889,545	$4,713,270


PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - LONG-TERM DEBT (continued)

Aggregate maturities of long-term debt are as follows:

	Year Ending August 31,	          Amount
            2007	                1,914,048
            2008 and thereafter	        2,975,497
	      Total	              $ 4,889,545

  In 1996 and 1997, the Company entered into loan agreements with eleven related party investors. The loan balances total $1,082,124 at August 31, 2003, the loans are unsecured, and bear interest at the rate of 10.25% and prime plus 2%. In connection with the loan agreements, the Company issued warrants to purchase 2,100,000 shares of the Company's common stock at $.18 per share. A portion of the proceeds received under the agreement ($45,000) was attributed to the estimated fair value of the warrants issued. The resulting discount is being amortized over the term of the loan. In 2001, the term of the warrants and debt was extended to 2007. The fair value of the warrants extension are being amortized over the revised term of the debt.
See further discussion of the warrant in Note 7.

  As of August 31, 2003, the CEO of the Company has pledged a total of 20,000,000 shares of the Company's common stock from his personal holdings as collateral on certain of the above notes payable.

NOTE 7 - STOCKHOLDERS' EQUITY

		Preferred and Common Stock

  In August 2003, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 2,000,000 shares of Series D-1 Preferred Stock to the Company's CEO, Mr. Thomas Clark in exchange for 2,000,000 shares of Common Stock owned by Mr. Clark. The Company sold 2,000,000 shares of the Company's Common Stock at $.25 per share to eleven accredited investors, four of whom had previously invested with the Company. Proceeds to the Company were $500,000. The Series D-1 Preferred Stock does not earn dividends and is convertible into 2,000,000 shares of common stock at such time that the Company has sufficient shares of authorized Common Stock. The shares were issued under Section 4(2) of the Securities Act of 1933.

	Stock Options

  Pursuant to the Company's Equity Incentive Plan approved by stockholders in June of 1992, the Company granted Mr. Fletcher Byrom, Ms. Margaret Hansson, Mr. George Middlemas, and Mr. Mark Harding options to purchase 7,000,000, 8,000,000, 1,000,000, and
7,000,000 shares of common stock respectively at an exercise price of $.18 per share. In April of 2001, the Board extended the expiration date of options granted to Mr. Fletcher Byrom, Ms. Margaret Hansson, Mr. George Middlemas and Mr. Mark Harding from August 2002 to August 2007. In connection with their extension of the expiration dates and whereas the related options were fully vested in April 2001, and whereas these options were not in the money at the time of their extension, no compensation expense was recognized for the extensions. Also in April 2001, the Board granted Mr. Harding options pursuant to employment arrangements outside the Equity Incentive Plan to purchase an additional 3,000,000 shares of common stock at an exercise price of $.18 per share of which 2,250,000 vested immediately and 250,000 shares vest on each anniversary date of
the grant over the following three years.   Mr. Harding's new
options also expire in August 2007.

	No options were granted in fiscal year 2003.

		PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY (continued)

A summary of the status of the Company's Equity Incentive Plan and other compensatory options as of August 31, 2003 and 2002, and changes during the years then ended is presented below:

			     2003		    2002
				   Weighted	  	   Weighted
                                    average                 average
  Fixed options		 Shares	exercise price	 Shares	exercise price
Outstanding at beginning
 of year	         26,000,000	$.18	26,000,000	$.18
Granted				 --	  --		--	  --
Outstanding at end
 of year		 26,000,000	$.18	26,000,000	$.18

Options exercisable at
 year end	         25,750,000	$.18	25,500,000	$.18
Weighted average fair
 value of options
 granted during the year         --		                  --



  The weighted average remaining contractual life of the Options
Outstanding and Options Exercisable as of August 31, 2003 is 4 years.

  No options were exercised during the years ended August 31, 2003 and 2002.

		Warrants

  In addition to the warrants discussed in Note 6, the Company issued warrants from 1990 through 1996 to purchase 22,303,000 shares of the Company's stock at $.18 per share in connection with the sale of profits interests in the Rangeview project, which remain outstanding as of August 31, 2003. In 1996, all interests held in the Rangeview water rights were converted into participating interests in the CAA. The warrants expire 6 months after the payment of the participating interests in the Comprehensive Amendment Agreement ("CAA").

   Certain related parties, who hold notes payable from the Company which aggregate a total of $1,082,124, as of August 31, 2003, extended the maturity date of the notes from August 2002 to August 2007. In connection with the extension of the maturity of the notes, the expiration date of the warrants was extended to August 2007. The $126,000 recorded in connection with extension of the warrants' expiration date is the fair value of the warrants as of April 9, 2001, calculated using a Black-Scholes option-pricing model with the following assumptions: no dividend yield; annualized expected volatility of 101%; and a weighted average risk-free interest rate of 4.65%. This amount is being amortized straight-line over the period August 2002 to August 2007 as the imputed consideration relating to the extension of the debt terms.

  No warrants were exercised during the years ended August 31, 2003 and 2002.

NOTE 8 -  SIGNIFICANT CUSTOMERS

  The Company had accounts receivable from two significant customers totaling approximately $56,546 and $7,187, respectively, as of August 31, 2003 and $38,700 and $12,200, respectively, as of August 31, 2002. The same customers accounted for approximately 81% and 11%, respectively of the Company's revenue during the year ended August 31, 2003 and approximately 76% and 14%, respectively of the Company's revenue during the year ended August 31, 2002.



PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

  The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities at August 31, 2003 and 2002 are presented below.

		                            2003	     2002
  Deferred tax assets:

   Net operating loss carry forwards   $ 2,483,000 	$ 2,423,000
   Less valuation allowance	        (2,483,000)	 (2,423,000)
   Net deferred tax asset	       $        --	$        --

  The valuation allowance for deferred tax assets as of August 31, 2003 was $2,483,000. The net change in the valuation allowance for the year ended August 31, 2003 was a net increase of $60,000, primarily attributable to the net operating loss incurred during the year, expiration of a portion of net operating loss carry forwards, and difference in amortization. The deferred tax asset at August 31, 2003, for which a valuation allowance has been recorded, will be recognized, if ever, when realization is more likely than not.

  The expected statutory tax rate applied to the book loss is equal to the increase in the net operating tax loss carry forwards less the expiration of any tax loss carry forwards. At August 31, 2003, the Company has estimated net operating loss carry forwards for federal income tax purposes of approximately $6,423,000, which are available to offset future federal taxable income, if any, through fiscal 2023.


NOTE 10 - INFORMATION CONCERNING BUSINESS SEGMENTS

   The Company has two lines of business: one is the design and construction of water and wastewater systems pursuant to the Service Agreements to provide water and wastewater service to customers within the Service Area; and the second is the operation and maintenance of the water and wastewater systems which serve customers within the Service Area. The Company did not recognize construction revenues during fiscal years 2003 or 2002.

   The accounting policies of the segments are the same as those of the Company, described in note 2. The Company evaluates the performance of its segments based on gross margins of the respective business units.

Segment information for the years ended August 31, 2003 and 2002 is as follows:

			2003             	   2002
	         Service     Total	  Service       Total
Revenues	$225,432    $225,432	  $204,858    $204,858
Gross margin	 187,936     187,936	   177,066     177,066
Total assets  20,413,404  20,413,404    20,028,279  20,028,279
Capital e
 expenditures	 146,896     146,896       109,172     109,172


NOTE 11 - Related party transactions

  During the years ended August 31, 2003 and 2002, the Company has occupied office space from a related party at no cost to the
Company.   Additionally, the Company has certain debt
instruments between related parties (see notes 3, 4 and 5).



PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 12 - Subsequent event transaction

  Subsequent to fiscal year end August 31, 2003, subject to final governmental approvals, the Company entered into a long-term Water Service Agreement ("Agreement") whereby the Company will provide domestic water service to a new master planned community located in the Denver metropolitan area in Arapahoe County. The new community will be developed over several years and be composed of up to 4,000 single family residences. The Company will generate one-time revenues from the sale of water taps (currently $11,100 per tap) and annual revenues through the delivery of water. The agreement is expected to generate gross revenues of $44 million in tap fee revenues and approximately $2 million annually from water usage sales. The Company is responsible for developing the associated infrastructure, which is expected to commence in the summer of 2003 to provide water service to the development and expects the tap fee revenues will provide sufficient capital to the Company to construct facilities necessary to deliver water to the development.



Item 8. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

Not applicable.




PART III

Item 9.	Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act

	The following are the officers and directors of the Company as of August 31, 2003:

			Name	Age	Position(s) with the
Company
	Harrison H. Augur	        61	Chairman
	Margaret S. Hansson . . . 	79	Director, Vice President
	Fletcher L. Byrom . . . .	85	Director
	Thomas P. Clark . . . . .	67	Director, CEO
	George M. Middlemas . . .     	57	Director
	Richard L. Guido  . . . .      	59	Director
	Mark W. Harding . . . . .	40	President, CFO

HARRISON H. AUGUR

  Mr. Augur was elected Chairman of the Board of Directors in
April 2001.    For the past 20 years, Mr. Augur has been
involved with investment management and venture capital investment groups. Mr. Augur has been a General Partner of CA Partners since 1987, and General Partner of Patience Partners LLC since 1999. Mr. Augur received a Bachelor of Arts degree from Yale University in 1964, a LLB degree from Columbia University School of Law, and his LLM degree from New York University School of Law in 1987.

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

MARK W. HARDING

  Mark W. Harding joined the Company in February 1990 as Corporate Secretary and Chief Financial Officer. He was appointed President of the Company in April 2001. He brings a background in public finance and management consulting. From 1988 to 1990, Mr. Harding worked for Price Waterhouse in management consulting services where he assisted clients in public finance services and other investment banking related services. Mr. Harding has a B.S. Degree in Computer Science and a Masters in Business Administration in Finance from the University of Denver.

FLETCHER L. BYROM

  Fletcher L. Byrom has been a Director of the Company since April 22, 1988. He is a retired Chairman (1970-1982) and Chief Executive Officer (1967-1982) of Koppers Company, Inc. Mr. Byrom presently serves in the following positions: Manager Micasu Tungsten LLC, Micasu Farms LLC, and President of Micasu Corporation and Micasu Charitable Foundation Inc.

GEORGE M. MIDDLEMAS

  George M. Middlemas has been a Director of the Company since April 1993. Mr. Middlemas has been a general partner with Apex Investment Partners since 1991, a diversified venture capital management group. From 1985 to 1991, Mr. Middlemas was Senior Vice President of Inco Venture Capital Management, primarily involved in venture capital investments for Inco. From 1979 to 1985, Mr. Middlemas was a Vice President and a member of the Investment Committee of Citicorp Venture Capital Ltd., where he sourced, evaluated and completed investments for Citicorp. Mr. Middlemas is a director of Online Resources & Communications Corporation, Tut Systems, Data Critical Corporation., and Pennsylvania State University - Library Development Board. Mr. Middlemas received Bachelor degrees in History and Political Science from Pennsylvania State University, a Masters degree in Political Science from the University of Pittsburgh and a Master of Business Administration from Harvard Business School.

RICHARD L. GUIDO

  Mr. Guido has been a Director of the Company since July 1996 and pursuant to his retirement, resigned from the Board subsequent to fiscal year ended August 31, 2003. Mr. Guido had been with Inco since 1980, and was Associate General Counsel of Inco Limited and President, Chief Legal Officer and Secretary of Inco United States, Inc. Mr. Guido is a Director on the American-Indonesia Chamber of Commerce, and the Canada-United States Law Institute. Mr. Guido received a Bachelor of Science degree from the United States Air Force Academy, a Master of Arts degree from Georgetown University, and a Juris Doctor degree from the Catholic University of America.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

  The Company's directors and executive officers and persons who are beneficial owners of more than 10% of the Company's Common Stock are required to file reports of their holdings and transactions in Common Stock with the Securities and Exchange Commission and furnish the Company with such reports. Based solely upon its review of the copies the Company has received or upon written representations from these persons, the Company believes that, as of November 16, 2003 all of the Company's directors, executive officers, and 10% beneficial owners had complied with the applicable Section 16 (a) filing requirements.

Code of Ethics

  Pursuant to a recent Securities and Exchange Commission regulation, the Company must disclose whether or not is has adopted a code of ethics for certain executive officers. The Company currently dose not have a code of ethics for its officers. However the Board of Directors believes that it is appropriate to adopt such a code and intends to develop a code of ethics during the next few months.







Securities Authorized for Issuance Under Equity Compensation
Plans

	    Number of securities    Weighted average     Number of securities
	    to be issued upon	    exercise price of    remaining available
	    exercise of 	    outstanding options, for future issuance
	    outstanding options,    warrants and         under equity compen-
	    warrants and rights	    rights	         sation plans
                                                        (excluding securities
						         reflected in
                                                         column(a))

			(a)		  (b)		  (c)
Equity compensation    24,000,000        $.18		1,000,000
plans approved by
securitiy holders

Equity compensation     3,000,000(1)	 $.18		       --
plans not approved by
security holders
  Total		       27,000,000	   --		1,000,000

(1)  In April 2001, the Board granted Mr. Harding the Company's
President and Chief Financial Officer, options pursuant to employment arrangements outside the stockholder approved
Equity Incentive Plan to purchase 3,000,000 shares of Common Stock at an exercise price of $.18 per share.
2,250,000 shares vested immediately, and 250,000 shares vest on each anniversary date of the grant over the following three years. These options expire in August
2007.

Item 10. Executive Compensation

			Annual Compensation
					       Other
Name	                                       Annual
and					       Compen-
Principal	  Fiscal    Salary   Bonus     sation
Position	  Year	     ($)     ($)	($)

Thomas P. Clark
CEO		  2003	  60,000	0	0
		  2002	  60,000	0	0
		  2001	  60,000	0	0
Mark W. Harding
President, CFO	  2003	  80,000	0	0
		  2002	  80,000	0	0
		  2001	  80,000	0	0


  Directors do not receive any compensation for serving on the Board.


Item 11. Security Ownership of Certain Beneficial Owners and
Management

  The following table sets forth, as of November 16, 2003, the beneficial ownership of the Company's issued and outstanding Common Stock, Series A-1 Preferred Stock, Series B Preferred Stock, and Series D Preferred Stock, and Series D-1 Preferred Stock by each person who owns of record (or is known by the Company to own beneficially) 5% or more of each such class of stock, by each director of the Company, each executive officer and by all directors and executive officers as a group. Except as otherwise indicated, the Company believes that each of the beneficial owners of the stock listed has sole investment and voting power with respect to such shares, based on information provided by such holders.

                           Common Stock
Name and Address of	  Number of Common  Percent of
Beneficial Owner	   Stock Shares	    Outstanding
                                            Common Shares
Thomas P. Clark		     26,264,854    32.2%  (18)(19)
8451 Delaware St
Thornton, CO  80260

George Middlemas	      1,333,333    1.7%    (1)
225 W. Washington, #1500	                   (11)
Chicago, IL  60606

Harrison H.Augur	        506,667	   0.6%    (9)
P.O. Box 4389
Aspen, CO  81611

Richard L. Guido
Inco Securities Corporation           0	     0%
145 King St. West, #1500
Toronto, Onterio Canada  M5H4B7

Margaret S. Hansson	      8,246,000	    9.5%   (2)
2220 Norwood Avenue
Boulder, Colorado 80304


Fletcher L. Byrom             7,100,000	    8.3%   (3)
305 Windmere Dr. #328
State College, PA 16801

Mark W. Harding		      9,960,000	    11.3%  (4)
8451 Delaware St
Thornton, CO  80260

INCO Securities Corporation   4,700,000      5.7%  (5)
145 King St. West, #1500
Toronto, Onterio Canada  M5H4B7

Apex Investment Fund II L.P. 17,087,833     19.2% (6)
225 W. Washington, #1500	                  (11)
Chicago, IL  60606

Environmental Venture 	      6,278,181     7.7%  (7)
Fund, L.P.		       			  (11)
233 S. Wacker Drive, Suite 9600

Chicago, Illinois  60606
Environmental Private Equity  7,142,320	    8.6% (13)
Fund II, L.P.		        	         (16)
233 S. Wacker Drive, Suite 9600
Chicago, Illinois  60606

The Productivity 	      4,781,846	    6.0%  (8)
Fund II, L.P.		        	          (11)
233 S. Wacker Drive, Suite 9600
Chicago, Illinois  60606

Proactive Partners L.P.	      3,579,052      4.4% (13)
50 Osgood Place, Penthouse                        (17)
San Francisco, California 94133

All Officers and Directors   52,410,854	     47.3%   (12)(13)(9)
as a group (7 persons)				     (18) (19)



                             Preferred Stock

	    Number of 	           Number of
	    Series A   Percentage  Series B  Percentage	 Number of Percent of
Name and    Preferred  Outstanding Preferred Outstanding Series D  Outstanding
Address of  Shares     Shares      Shares    Shares	 Preferred Shares
Beneficial 						 Shares
Owner
Thomas P. Clark		           346,000   80.0% (14)	6,455,000  100.0%(18)
8451 Delaware St
Thornton, CO  80260

Apex Investment
Fund II L.P.	408,000	  25.5%
225 W. Washington,
#1500
Chicago, IL
60606

Environmental
Private Equity 	600,000   37.5%
Fund II, L.P.
233 S. Wacker
Drive, Suite 9600
Chicago, Illinois
60606

Proactive
Partners L.P.	500,000   31.5%
50 Osgood Place,
Penthouse
San Francisco,
California 94133

LC Holdings, Inc.		    432,513   100.0%
8451 Delaware St
Thornton, CO  80260

LCH, Inc.			     86,503   20.0% (15)
8451 Delaware St
Thornton, CO  80260


Preferred Stock (continued)

			Number of Series 	Percent of
Name and Address of	D-1 Preferred	Outstanding
Beneficial Owner	Shares			Shares

Thomas P. Clark		2,000,000             	100.0% (19)
8451 Delaware St
Thornton, CO  80260


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

(4) Includes 9,750,000 shares purchasable by Mr. Harding under a currently exercisable option.

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

(8)  Includes 1,776,166 shares purchasable by Productivity Fund
II, L.P. ("PFund") under currently exercisable warrants.

(9) Includes 300,000 shares purchasable by Mr. Augur under currently exercisable warrants, and 111,111 of convertible
Series A-1 Preferred Stock.

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

(12) Includes 25,750,000, shares purchasable by directors and officers under currently exercisable options, and 17,578,989 shares purchasable under currently exercisable warrants.

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

(16)  Includes 322,264 shares purchasable by the Environmental
Private Equity Fund II L.P. under a currently exercisable warrant.

(17)  Includes 801,252 shares purchasable by Proactive Partners,
L.P. under a currently exercisable warrant.

(18) Includes 6,455,000 shares of Series D Preferred Stock, which Mr. Clark, the Company's CEO owns which are convertible to 6,455,000 shares of common stock if the Company has sufficent authorized but unissued shares of common stock.

(19) Includes 2,000,000 shares of Series D-1 Preferred Stock, which Mr. Clark, the Company's CEO owns which are convertible
2,000,000 shares of common stock if the Company has sufficent authorized but unissued shares of common stock.



Item 12.  Certain Relationships and Related Transactions

  From time to time since December 6, 1987, Thomas P. Clark, a Director and President of the Company, loaned funds to the Company to cover operating expenses. These funds have been treated by the Company as unsecured debt, and the promissory notes with interest at 8.36% to 9.01% per annum, issued to Mr. Clark on various dates are payable October 1, 2007. To date, Mr. Clark has loaned the Company $310,720 of which $43,350 has been repaid, leaving a balance of $267,370. As of August 31, 2003, accrued interest on the Notes totaled $268,112. All loans were made on terms determined by the board members, other than Mr. Clark, to be at market rates.

  Additionally, LCH, Inc., a Delaware corporation which owns 20% of LC Holdings, Inc. and is thereby affiliated with Mr. Clark, who owns 80% of LC Holdings, Inc., loaned the Company a total of $950,000 between November, 1988 and February, 1989. These funds were represented by two Demand Promissory Notes (the "Notes") with interest at a rate equal to the rate announced from time to time by Mellon Bank, Pittsburgh, Pennsylvania as its "prime rate" plus 300 basis points from the date of the first advance thereunder until maturity, payable quarterly beginning on the first day of April, 1989 and continuing thereafter on the first day of each subsequent calendar quarter. No payments were made on the Notes. An April 25, 1989 Assumption of Obligations Agreement assigned the entire debt of $950,000 to Rangeview Development Corp., which was a wholly-owned subsidiary of the Company until it was dissolved in fiscal 1997 and further assigned $750,000 of that $950,000 to Rangeview Company, L.P a limited partnership in which LCH held a 45% interest and Rangeview Development Corporation held a 55% interest. In February of 1991, LCH transferred its interest in Rangeview Company, L.P. to the Company in exchange for a $4,000,000 profits interest in the Rangeview Project paid subsequent to the first $31,807,000 profits interest allocated to other investors. In connection with the Settlement Agreement, LCH consented to be paid its $4,000,000 profits interest from the sale or other disposition of the Export Water subsequent to payment of $31,807,000 owed under the CAA. During fiscal year ended August 31, 1998, the Company reached an agreement with LCH, Inc. to defer payment of the principal amount of the Notes, plus interest until October 1, 2007. No additional consideration is due to LCH, Inc. for the deferral. The board members, other than Mr. Clark, determined the transactions are at fair market value taking into consideration the risk to LCH, Inc.

  The Company currently leases office facilities at no cost from a related party at the address shown on the cover page.

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
Incorporation filed November 5, 1999 (Series C1),
Incorporated by reference from Annual Report on Form 10-
KSB for the fiscal year ended August 31, 1999.

3(a).11	Certificate of Amendment to Certificate of
Incorporation filed November 5, 1999 (Series C2),
Incorporated by reference from Annual Report on Form 10-
KSB for the fiscal year ended August 31, 1999.

3(a).12  Certificate of Amendment to Certificate of
Incorporation filed August 29, 2000 (Series C3).
Incorporated by reference from Annual Report on Form 10-
KSB for the fiscal year ended August 31, 2000.

3(a).13	Certificate of Amendment to Certificate of
Incorporation file October 16, 2001 (Series D).
Incorporated by reference from Annual Report on Form 10-
KSB for the fiscal year ended August 31, 2001

3(a).14	Certificate of Amendment to Certificate of
Incorporation filed August 12, 2003 (Series D1)***.

3(b)	Bylaws of Registrant - Incorporated by reference from
Exhibit 4.c to Registration Statement No. 2-62483.

3(b).1	Amendment to Bylaws effective April 22, 1988.
Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended August 31, 1989.

4.1	Specimen Stock Certificate - Incorporated by reference to
Registration Statement No. 2-62483.

10.2	Equity Incentive Plan.  Incorporated by references from
Proxy Statement for Annual Meeting held April 2, 1993.

10(h).2	Service Agreement, dated April 19, 1996, by and
between the Company, and the District. **

10(h).3	Wastewater Service Agreement, dated January 22,
1998, by and between the Company, and the District.**

10(h).4	Comprehensive Amendment Agreement No. 1, dated
April 11, 1996, by and among ISC, the Company, the Bondholders, Gregory M. Morey, Newell Augur, Jr., Bill
Peterson, Stuart Sundlun, Alan C. Stormo, Beverlee A.
Beardslee, Bradley Kent Beardslee, Robert Douglas
Beardslee, Asra Corporation, International Properties,
Inc., and the Land Board. **

31.1	Certification under Section 302 of the Sarbanes-
Oxley Act of 2002. ***

31.2	Certification under Section 302 of the Sarbanes-
Oxley Act of 2002. ***

32.1	Certification pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002. ***

32.2	Certification pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002. ***

*  Incorporated by reference from Annual Report on Form 10-
KSB for fiscal year ended August 31, 1998.
**  Incorporated by reference from Quarterly Report on Form
10-QSB for the period ended May 31, 1996.
***  Filed herewith
(b) The Company has not filed any reports on form 8-K during the last quarter of fiscal 2003.

Item 14. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls (as defined in Exchange Act Rule 13a-14(c)) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

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

PURE CYCLE CORPORATION



By:/s/ Thomas P. Clark		          /s/ Mark W. Harding
Thomas P. Clark,
Chief Executive Officer		         Mark W. Harding, President,
                                         Chief Financial Officer


Date:    November 29, 2003   	         November 29, 2003



  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature		    Title			Date



/s/ Harrison H. Augur	 Chairman, Director	November 29, 2003
Harrison H. Augur

/s/ Margaret S. Hansson	 Vice President,  	November 29, 2003
Margaret S. Hansson	 Director


/s/ Thomas P. Clark      CEO, Director          November 29, 2003
Thomas P. Clark


/s/ Mark W. Harding	 President, CFO	        November 29, 2003
Mark W. Harding


/s/ Fletcher L. Byrom	 Director               November 29, 2003
Fletcher L. Byrom


/s/ George M. Middlemas	 Director               November 29, 2003
George M. Middlemas




EXHIBIT 31.1


CERTIFICATIONS



    I, Thomas P. Clark, certify that:

    1. I have reviewed this quarterly report on Form 10KSB of COMPANY.;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) for the registrant and we have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date November 29, 2003
/s/ Thomas P. Clark

                A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to COMPANY and will be retained by COMPANY and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 31.2


CERTIFICATIONS



    I, Mark W. Harding, certify that:

    1. I have reviewed this quarterly report on Form 10KSB of COMPANY.;

    2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

    4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) for the registrant and we have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date November 29, 2003
/s/ Mark W. Harding

  A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to COMPANY and will be retained by COMPANY and furnished to the Securities and Exchange Commission or its staff upon request.

32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Annual Report of PureCycle Corporation (the "Company"), on Form 10-KSB for the year ending August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas P. Clark, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Thomas P. Clark

Chief Executive Officer

November 29, 2003





32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of PureCycle Corporation (the "Company"), on Form 10-KSB for the year ending August 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Harding, President, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Mark W. Harding

Chief Financial Officer

November 29, 2003