Form 10QSB
period 2003-11-30
PURE CYCLE CORP
filed 2004-01-14
CIK 276720

Securities and Exchange Commission
                        Washington, D.C. 20549
                         __________________

                            Form 10-QSB
                    __________________________

(Mark One)
  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	 SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2003:

Common Stock, 1/3 of $.01 par Value	     81,217,541
	      (Class)			 (Number of Shares)

Transitional Small business Disclosure Format (Check one):   Yes
[ ];  No [x]


PURE CYCLE CORPORATION
INDEX TO NOVEMBER 30, 2003 FORM 10-QSB


	                                           Page

Part I - Financial Information (unaudited)

Balance Sheets - November 30, 2003 and	             3
August 31, 2003

Statements of Operations - For the three months	     4
ended November 30, 2003 and 2002

Statements of Cash Flows - For the three months	     5
ended November 30, 2003 and 2002

Notes to Financial Statements     	             6

Management's Discussion and Analysis of	             7
Results of Operations and Financial Condition

Item 3 - Controls and Procedures	             8

Signature Page	                                     9





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


                         2

                PURE CYCLE CORPORATION
                   BALANCE SHEETS

		                       November 30,  August 31,
	ASSETS		                 2003	        2003
                                      (unaudited)
Current assets:
  Cash and cash equivalents	$   430,382	  $   525,780
  Trade accounts receivable	     70,636	       67,687
  Total current assets	            501,018	      593,467
Investment in water and systems:
  Rangeview water supply	 13,730,373	   13,710,773
  Paradise water supply	          5,494,323	    5,494,323
  Rangeview water system	    148,441	      148,441
  Accumulated depreciation &
   depletion	                    (11,987)	      (10,543)
 Total investment in water
   and systems	                 19,361,150	   19,342,994
Note receivable, including
 accrued interest	            403,342	      399,902
Other assets	                     70,741	       77,041
	                       $ 20,336,251	 $ 20,413,404

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable 	         $    3,344	        8,244
  Accrued liabilities	             16,600	       43,528
  Total current liabilities	     19,944	       51,772
Long-term debt - related parties,
 including accrued interest 	  4,933,028	    4,889,545
Participating interests in
 Rangeview water rights	         11,090,630	   11,090,630
Stockholders' equity:
Preferred stock, par value
 $.001 per share; authorized -
 25,000,000 shares:
Series A1 - 1,100,000 and 1,600,000
 shares issued and outstanding,
 respectively	                     1,100	       1,600
Series B - 432,513 shares
 issued and outstanding	               433	         433
Series D - 6,455,000 shares
 issued and outstanding   	     6,455	       6,455
Series D1- 2,000,000 shares
 issued and outstanding		     2,000	       2,000
Common stock, par value 1/3 of
 $.01 pershare; authorized -
 135,000,000 shares; and
 81,217,541 and 78,439,764 shares
 issued and outstanding,
 respectively	                   270,843	     261,584
Additional paid-in capital	25,268,230	  25,276,989
Accumulated deficit	       (21,256,412)	 (21,167,604)
 Total stockholders' equity	 4,292,649	   4,381,457
			      $ 20,336,251	$ 20,413,404

See Accompanying Notes to the Financial Statements

                           3

                 PURE CYCLE CORPORATION
                STATEMENTS OF OPERATIONS
                      (unaudited)



				        Three Months Ended
			             November 30,   November 30,
				        2003		2002

Water service revenue
  Water usage fees	               36,868  	      57,447
  Wastewater usage fees	               13,501	      12,570
  Revenue - other	                  951	          --
			               51,320	      70,017

Water service operating expense        (2,429)	      (3,213)
Wastewater service operating expense   (2,183)	      (2,900)
Other expense	                         (998)	          --
			               (5,610)	      (6,113)

Gross margin	                       45,710	      63,904

General and administrative expense    (87,637)	     (49,859)
Depreciation expense	               (1,237)	      (1,055)
Depletion expense	                 (207)	        (738)

Other income (expense):

  Interest income	                4,346	       4,437
  Interest expense:
  Related parties	              (43,483)	     (44,264)
  Amortization of warrants	       (6,300)	      (6,300)
Net loss	                     $(88,808)	   $ (33,875)


Basic and diluted net loss per
common share	                     $    --*	   $     --*

Weighted average common shares
outstanding	                   81,217,541	  78,439,763

*	less than $.01 per share



     See Accompanying Notes to the Financial Statements
                             4

                 PURE CYCLE CORPORATION
                STATEMENTS OF CASH FLOWS
                      (unaudited)


	                                    Three Months Ended
				           November 30,	   November 30,
					      2003	      2002
Cash flows from operating activities:
  Net loss		                     $(88,808)	   $(33,875)
  Adjustments to reconcile
    net loss to net cash provided by
    (used in) operating activities:
  Depreciation on water system		        1,237	      1,055
    Depletion expense		                  207	        738
    Increase in accrued interest
     on note receivable		               (3,440)	     (3,583)
    Increase in accrued interest on long
     term debt and other non-current
     liabilities			       43,483	     44,264
    Changes in operating assets and
      liabilities:
    Trade accounts receivable		       (2,949)	     29,748
    Other assets		                6,300	      6,300
    Accounts payable and accrued
       liabilities		              (31,828)	     13,117
    Net cash provided by (used in)
     operating activities		      (75,798)	     57,764

Cash flows from investing activities:
  Investments in water supply		      (19,600)	    (64,343)
Net cash used in investing
  activities		                      (19,600)	    (64,343)


Net decrease
 in cash and cash equivalents		      (95,398)	     (6,579)
Cash and cash equivalents
 beginning of period	       	              525,780	    287,720
Cash and cash equivalents
 end of period		                    $ 430,382	  $ 281,141







      See Accompanying Notes to the Financial Statements
                               5

                      PURE CYCLE CORPORATION
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING PRINCIPLES

  The balance sheet as of November 30, 2003, the statements of operations for the three months ended November 30, 2003 and 2002 and the statements of cash flows for the three months ended November 30, 2003 and 2002, have been prepared by the Company, without an audit. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at November 30, 2003 and for all periods presented have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-KSB. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

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

  During the quarter ended November 30, 2003, the Company issued 2,777,777 shares of Common Stock in exchange for 500,000 shares of Series A-1 Preferred Stock, pursuant to the certificate of designation of the Series A-1 Preferred Stock. The holders of the 500,000 shares of Series A-1 Preferred Stock surrendered the shares to the Company for retirement.

                PURE CYCLE CORPORATION
             NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

  In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this Interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. The Company has determined it is not party to a variable interest entity.

  In June 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity. For mandatory redeemable financial instruments of a nonpublic entity, this statement shall be effective for fiscal periods beginning after December 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.

NOTE 4 - SIGNIFICANT EVENT

  On October 31, 2003, the Company entered into a long-term Water Service Agreement ("Agreement") whereby the Company will provide domestic water service to a new master planned community located in the Denver metropolitan area in Arapahoe County. The new community will be developed over several years and be composed of up to 4,000 single family residences. The Company will generate one-time revenues from the sale of water taps (currently $11,100 per tap) and annual revenues through the delivery of water. The agreement is expected to generate gross revenues of $44 million in tap fee revenues and approximately $2 million annually from water usage sales. The Company is responsible for developing the associated infrastructure, which is expected to commence in the summer of 2004 to provide water service to the development and expects the tap fee revenues will provide sufficient capital to the Company to construct facilities necessary to deliver water to the development.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

  During the three months ended November 30, 2003, the Company delivered 14.8 million gallons of water generating revenues of $36,868 compared to 12.6 million gallons during the quarter ended November 30, 2002, which generated revenues of $57,447. The decrease in water service revenues is a result of seasonal water deliveries during peak periods resulting from the drought in 2002. During the three months ended November 30, 2003, the Company processed approximately 2.13 million gallons of wastewater generating revenues of $13,501, compared to processing approximately 1.0 million gallons of wastewater generating revenues of $12,570 during the period ending November 30, 2002. The Company incurred approximately $2,429 in water operating costs and $2,183 in wastewater operating costs during the quarter ending November 30, 2003, compared to $3,213 and $2,900 respectively for the quarter ending November 30, 2002. The decrease in operating costs are attributable to the Company operating and maintaining its water and wastewater systems in house as compared to contract operators in 2002.

  General and administrative expenses for the three months ended November 30, 2003 were $87,637 as compared to $49,859 for the three months ended November 30, 2002. The increase in general and administrative expenses are due to the addition of an employee. Net loss for the three months ended November 30, 2003 was $88,808 compared to $33,875 in the three months ended November 30, 2002 primarily because of the addition of an employee.

Liquidity and Capital Resources

  At November 30, 2003, current assets exceed current liabilities by $481,074 and the Company had cash and cash equivalents of $430,382.

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


PURE CYCLE CORPORATION

Date:

January 14, 2004		  /S/  Thomas P. Clark
			               Thomas P. Clark,
			               CEO

Date:

January 14, 2004		  /S/  Mark W. Harding
			               Mark W. Harding,
			               President

                            CERTIFICATIONS

    I, Thomas P. Clark, certify that:

    1. I have reviewed this quarterly report on Form 10QSB of PureCycle Corporation.;

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

    4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15f and 15d-15f for the small business issuer and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer's, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

    (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

    5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

Date January 14, 2004
/s/ Thomas P. Clark

                A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to PureCycle Corporation and will be retained by PureCycle Corporation and furnished to the Securities and Exchange Commission or its staff upon request.



                      CERTIFICATIONS

    I, Mark Harding, certify that:

    1. I have reviewed this quarterly report on Form 10QSB of PureCycle Corporation.;

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

    4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15f and 15d-15f for the small business issuer and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer's, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

    (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

    5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):

    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

Date January 14, 2004
/s/ Mark Harding

  A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to PureCycle Corporation and will be retained by PureCycle Corporation and furnished to the Securities and Exchange Commission or its staff upon request.


                 CERTIFICATION PURSUANT TO
                  18 U.S.C. SECTION 1350,
                  AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PureCycle Corporation (the "Company"), on Form 10-QSB for the period ending November 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas P. Clark, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Thomas P. Clark

Chief Executive Officer

January 14, 2004
















                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quraterly Report of PureCycle Corporation (the "Company"), on Form 10-QSB for the period ending November 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Harding, President, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Mark W. Harding

Chief Financial Officer

January 14, 2004