Form 10QSB
period 2004-02-29
PURE CYCLE CORP
filed 2004-04-01
CIK 276720

Securities and Exchange Commission
                    Washington, D.C. 20549
                    __________________

                      Form 10-QSB
                __________________________

(Mark One)
  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended February 29, 2004

 ___ 	 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 29, 2004:

Common Stock, 1/3 of $.01 par Value		81,450,875
	  (Class)			    (Number of Shares)

Transitional Small business Disclosure Format (Check one):   Yes
[ ];  No [x]






                   PURE CYCLE CORPORATION
            INDEX TO FEBRUARY 29, 2004 FORM 10-QSB







	                                           Page

Part I - Financial Information (unaudited)

Balance Sheets - February 29, 2004 and	            3
August 31, 2003

Statements of Operations - For the three months	    4
ended February 29, 2004 and February 28, 2003

Statements of Operations - For the six months	    5
ended February 29, 2004 and February 28, 2003

Statements of Cash Flows - For the six months	    6
ended February 29, 2004 and February 28, 2003

Notes to Financial Statements     	            7

Management's Discussion and Analysis of	            9
Results of Operations and Financial Condition

Signature Page	                                    12





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







                   PURE CYCLE CORPORATION
                       BALANCE SHEETS
                        (unaudited)

		                             February 29,	August 31,
	ASSETS		                       2004		   2003
                                            (unaudited)
Current assets:
  Cash and cash equivalents	           $   338,599	      $   525,780
  Trade accounts receivable	                33,841	           67,687
    Total current assets	               372,440	          593,467

Investment in water and systems:
  Rangeview water supply	            13,777,395	       13,710,773
  Paradise water supply	                     5,498,124	        5,494,323
  Rangeview water system	               148,441	          148,441
  Accumulated depreciation & depletion	       (13,325)	          (10,543)
    Total investment in water and systems   19,410,635	       19,342,994

Note receivable, including accrued interest    406,782	          399,902

Other assets	                                64,441	           77,041
	                                  $ 20,254,298	     $ 20,413,404

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable 	                   $    23,550	            8,244
  Accrued liabilities	                        21,100	           43,528
    Total current liabilities	                44,650	           51,772

Long-term debt - related parties,
 including accrued interest 	             4,976,511          4,889,545

Participating interests in Rangeview
  water rights	                            11,090,630	       11,090,630

Stockholders' equity:
  Preferred stock, par value $.001 per
   share; authorized - 25,000,000 shares:
  Series A1 - 1,058,000 and 1,600,000 shares
   issued and outstanding, respectively	         1,058	            1,600
  Series B - 432,513 shares issued and
   outstanding	                                   433	              433
  Series D - 6,455,000 shares issued
   and outstanding   		                 6,455	  	    6,455
  Series D1- 2,000,000 shares issued
   and outstanding			         2,000		    2,000
  Common stock, par value 1/3 of $.01 per
   share; authorized - 135,000,000 shares;
   81,450,875 and 78,439,763 shares issued and
   outstanding, respectively	               271,621	          261,584
  Additional paid-in capital	            25,267,494	       25,276,989
  Accumulated deficit	                   (21,406,554)	      (21,167,604)
    Total stockholders' equity	             4,142,507	        4,381,457
			                  $ 20,254,298	     $ 20,413,404

          See Accompanying Notes to the Financial Statements

                     PURE CYCLE CORPORATION
                    STATEMENTS OF OPERATIONS
                          (unaudited)



				                 Three months Ended
			                    February 29,	February 28,
				              2004		   2003

Water service revenue
  Water usage fees 	                    $    18,446	      $     19,778
  Wastewater usage fees	                         13,501	            14,017
  Revenue - other	                          2,463	                --
			                         34,410	            33,795

Water service operating expense	             (    2,761)	(    2,506)
Wastewater service operating expense 	     (    1,636)	(    2,113)
Consulting services expense	             (    1,331)	        --

Gross margin	                                 28,682	            29,176

General and administrative expense	       (131,667)	  ( 74,644)
Depreciation expense	                     (    1,237)	  (  1,427)
Depletion expense	                     (      100)	  (     88)

Other income (expense):

  Interest income	                          3,961	             4,119
  Interest expense related parties	      (  43,483)	  ( 44,264)
  Interest expense other	              (   6,300)	  (  6,300)
   Net loss		                     $( 150,144)	 $( 93,428)


Basic and diluted net loss per common share  $       --*       $       --*

Weighted average common shares outstanding    78,951,414        78,439,763

*	less than $.01 per share













           See Accompanying Notes to the Financial Statements

                       PURE CYCLE CORPORATION
                      STATEMENTS OF OPERATIONS
                            (unaudited)



				                    Six months Ended
			                       February 29,	February 28,
				                  2004		   2003

Water service revenue
  Water usage revenues 	                     $    55,314	  $   77,225
  Wastewater usage fees	                          27,002	      26,587
  Revenues - other	                           3,415	          --
			                          85,731	     103,812


Water service operating expense 	        (  5,190)	   (   5,719)
Wastewater service operating expense	        (  3,819)	   (   5,013)
Consulting services expense	                (  2,329)	          --

Gross margin	                                  74,393	      93,080

General and administrative expense	       ( 219,302)	   ( 124,556)
Depreciation expense	                       (   2,474)	   (   2,482)
Depletion expense	                       (     308)	   (     826)

Other income (expense):

  Interest income	                           8,307	       8,556
  Interest expense related parties	       (  86,966)	    ( 88,528)
  Interest expense other	                 (12,600) 	     (12,600)
   Net loss		                       $(238,950)	   $(127,356)


Basic and diluted net loss per common share    $     --*	$         --*

Weighted average common shares outstanding    81,317,540	   78,439,763

*	less than $.01 per share












            See Accompanying Notes to the Financial Statements

                          PURE CYCLE CORPORATION
                         STATEMENTS OF CASH FLOWS
                                (unaudited)



                                                  Six months Ended
				               February 29,     February 28,
						  2004		    2003
Cash flows from operating activities:
  Net loss		                        $(238,950)	 $(127,356)
  Adjustment to reconcile
   net loss to net cash provided by
   operating activities:
  Depreciation on water systems		            2,474	     2,482
  Depletion expense		                      308	       826

  Increase in accrued interest
   on note receivable		                   (6,880)	   ( 7,166)
  Increase in accrued interest on long
   term debt and other non-current
   liabilities			                   86,966	    88,528
  Changes in operating assets and liabilities:
  Trade accounts receivable		           33,846	    23,284
  Other assets		                           12,600	    12,600
  Accounts payable and accrued liabilities	 (  7,122)	  (  2,455)
  Net cash used in operating activities		 (116,758)	    (9,257)

Cash flows from investing activities:
  Investments in water supply		          (70,423)	   (95,716)
  Investment in Rangeview water system		       --	        --
  Net cash used in investing  activities          (70,423)         (95,716)

Cash flows from financing activities:

  Net decrease in cash and cash equivalents	 (187,181)	  (104,973)
  Cash and cash equivalents beginning of period	  525,780	   287,720
  Cash and cash equivalents end of period	$ 338,599	 $ 182,747











               See Accompanying Notes to the Financial Statements
                          PURE CYCLE CORPORATION
                      NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING PRINCIPLES

	The balance sheet as of February 29, 2004 and the statements of operations and statements of cash flows for the three and six months periods ended February 29, 2004 and February 28, 2003 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at February 29, 2004 and for all periods presented have been made.

	Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's fiscal year 2003 Annual Report on Form
10-KSB. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

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

	During the six months ended February 29, 2004, the Company issued 3,011,111 shares of Common Stock in exchange for 542,000 shares of Series A-1 Preferred Stock, pursuant to the certificate of designation of the Series A-1 Preferred Stock.
The holders of the 542,000 shares of Series A-1 Preferred Stock surrendered the shares to the Company for retirement.

NOTE 3 - Water Contract

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

	In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For small business entities, the provisions of this Interpretation must be applied at the end of the first reporting period that ends after December 15, 2004. The Company has determined it is not party to a variable interest entity.

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


                 DESCRIPTION OF BUSINESS

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

	During the quarter ended February 29, 2004, the Company delivered approximately 7.2 million gallons of water to customers in the Service Area generating revenues from water sales of $18,446 compared to the delivery of 6.5 million gallon generating revenues of $19,778 during the three months ended February 28, 2003. The Company incurred water service operating costs of $2,761 during the quarter as compared to $2,506 during the quarter ended February 28, 2003. During the quarter ended February 29, 2004, the Company processed approximately 2.25 million gallons of wastewater from customers in the Service Area generating revenues from wastewater fees of $13,501, as compared to processing 2.10 million gallons of wastewater generating revenues of $14,017 during the three months ended February 28, 2003. The Company incurred wastewater operating costs of $1,636 during the quarter as compared to $2,113 for the three months ending February 28, 2003.

	During the six months ended February 29, 2004, the Company delivered approximately 22.0 million gallons of water generating water service revenues of $55,314 compared to approximately 19.3 million gallons of water generating $77,225 for the six months ended February 28, 2003. The higher revenues in the six month period ended February 28, 2003 was a result of a change in estimated water revenues recorded in 2003 totaling approximately $20,000. The Company incurred water service operating costs of $5,190, during the six month period as compared to $5,719 during the six months ended February 28, 2003. During the six months ended February 29, 2004, the Company processed approximately 4.7 million gallons of wastewater from customers in the Service Area generating revenues from wastewater fees of $27,002, as compared to processing 4.5 million gallons of wastewater generating revenues of $26,587 during the three months ended February 28, 2003. The Company incurred wastewater operating costs of $3,819 during the six month period ending February 29, 2004 as compared to $5,013 for the six month period ending February 28, 2003.

	General and administrative expenses for the three months ended February 29, 2004 were $57,023 higher than for the three months ended February 28, 2003, primarily due to an increase in salaries and overhead from the addition of one employee beginning in January 2003 and legal costs incurred in connection with the Company's annual meeting scheduled for April 12, 2004. Net loss for the three months ended February 29, 2004 was $150,144 compared to a net loss of $93,428 for the three months ended
February 28, 2003. The increase in net loss of $56,716 is due to additional overhead costs from an additional employee as well as costs incurred with the Company's annual meeting.

	General and administrative expenses for the six months ended February 29, 2004 were $94,748 higher than for the six months ended February 28, 2003, primarily due to an increase in salaries and overhead from the addition of one employee beginning in January 2003 and legal costs incurred in connection with the Company's annual meeting scheduled for April 12, 2004. Net loss for the six months ended February 29, 2004 was $238,950 compared to a net loss of $127,356 for the six months ended February 28, 2003. The increase in net loss of $111,595 is due to additional overhead costs from an additional employee as well as costs incurred with the Company's annual meeting.

Liquidity and Capital Resources

	At February 29, 2004, current assets exceed current liabilities by $327,790 and, the Company had cash and cash equivalents of $338,599.

	The Company believes it has sufficient working capital to fund its operations for the next year or longer. The Company believes that it has adequate funding for the construction of facilities needed, pursuant to its commitments under the water service agreement, from required tap purchases as part of the water service agreement. There can be no assurances, however, that the Company will be successful in marketing the water from its two primary water projects in the near term. In the event sales are not achieved, the Company may sell additional participating interests in its water projects, incur additional short or long-term debt or seek to sell additional shares of common or preferred stock or stock purchase warrants, as deemed necessary by the Company, to generate working capital.

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


PURE CYCLE CORPORATION

Date:

April 1, 2004	     /S/  Thomas P. Clark
			  Thomas P. Clark,
			  CEO

Date:

April 1, 2004	    /S/   Mark W. Harding
			  Mark W. Harding,
			  President



                    CERTIFICATIONS

    I, Thomas P. Clark, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of PureCycle Corporation.;

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

Date April 1, 2004
/s/ Thomas P. Clark

                A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to PureCycle Corporation and will be retained by PureCycle Corporation and furnished to the Securities and Exchange Commission or its staff upon request.


                         CERTIFICATIONS

    I, Mark Harding, certify that:

    1. I have reviewed this quarterly report on Form 10-QSB of PureCycle Corporation.;

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

Date April 1, 2004
/s/ Mark Harding

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


             CERTIFICATION PURSUANT TO
              18 U.S.C. SECTION 1350,
              AS ADOPTED PURSUANT TO
    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PureCycle Corporation (the "Company"), on Form 10-QSB for the period ending February 29, 3004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas P. Clark, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Thomas P. Clark

Chief Executive Officer

April 1, 2004







                  CERTIFICATION PURSUANT TO
                   18 U.S.C. SECTION 1350,
                   AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PureCycle Corporation (the "Company"), on Form 10-QSB for the period ending February 29, 3004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Harding, President, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Mark W. Harding

Chief Financial Officer

April 1, 2004