Form 10QSB
period 2004-05-31
PURE CYCLE CORP
filed 2004-07-14
CIK 276720

Securities and Exchange Commission
                           Washington, D.C. 20549
                             __________________

                               Form 10-QSB
                        __________________________

(Mark One)
  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	 SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 14, 2004:

Common Stock, 1/3 of $.01 par Value	     11,074,954

      (Class)				  (Number of Shares)

Transitional Small business Disclosure Format (Check one):
Yes [ ];  No [x]



                            PURE CYCLE CORPORATION
                       INDEX TO MAY 31, 2004 FORM 10-QSB

	                                                    Page

Part I - Financial Information (unaudited)

Balance Sheets - May 31, 2004 and	                     3
August 31, 2003

Statements of Operations - For the three months	             4
ended May 31, 2004 and May 31, 2003

Statements of Operations - For the nine months	             5
ended May 31, 2004 and May 31, 2003

Statements of Cash Flows - For the nine months	             6
ended May 31, 2004 and May 31, 2003

Notes to Financial Statements     	                     7

Management's Discussion and Analysis of	                     9
Results of Operations and Financial Condition

Signature Page	                                             13

Controls and Procedures

Part II -

Item 2 - Unregistered Sales of Equity Securities
         and Use of Proceeds                                 13

Item 4 - Submission of Matters to a Vote of
         Security Holders	                             13

Item 6. - Exhibits and Reports on Form 8-K	             14


"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

       	Statements that are not historical facts contained in this Quarterly Report on Form 10-QSB are forward looking statements that involve risk and uncertainties that could cause actual results to differ from projected results. The words "anticipate," "believe," "estimate," "expect," "plan," "intend" and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation, the timing of development of the areas where we are selling our water, the market price of water, changes in applicable statutory and regulatory requirements, uncertainties in the estimation of water available under decrees, costs of delivery of water, uncertainties in the estimation of revenues and costs of construction projects, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, delays in anticipated permit and construction dates, environmental risks, the results of financing efforts and the ability to meet capital requirements, and general economic conditions.

                        PURE CYCLE CORPORATION
                           BALANCE SHEETS
                            (unaudited)

		                                 May 31,	August 31,
	ASSETS		                          2004		  2003
                                              (unaudited)
Current assets:
  Cash and cash equivalents	              $   96,252	$   525,780
  Trade accounts receivable	                  47,417	     67,687
  Deferred offering costs 	                 274,756	         --
    Total current assets	                 418,425	    593,467

Investment in water and systems:
  Rangeview water supply	              13,796,995	 13,710,773
  Paradise water supply	                       5,498,124	  5,494,323
  Rangeview water system	                 148,441	    148,441
  Sky Ranch water supply	                  50,000	         --
    Accumulated depreciation & depletion	 (14,748)	    (10,543)
    Total investment in water and systems     19,478,812	 19,342,994

Note receivable, including accrued interest	 410,222	    399,902

Other assets	                                  58,141	     77,041
	                                    $ 20,365,600       $ 20,413,404

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
	Accounts payable 	             $    29,510	      8,244
	Accrued liabilities	                 214,279	     43,528
	Deferred revenue	                  17,435	         --
	   Total current liabilities	         261,224	     51,772

Long-term debt - related parties,
  including accrued interest 	               5,019,994          4,889,545

Participating interests in Rangeview
    water rights	                      11,073,195	 11,090,630

Stockholders' equity:

Preferred stock, par value $.001 per
  share; authorized - 25,000,000 shares:
  Series A1 - 1,058,000 and 1,600,000 shares
   issued and outstanding, respectively	           1,058	     1,600
  Series B - 432,513 shares issued and
   outstanding	                                     433	       433
  Series D - 6,455,000 shares issued and
   outstanding   		                   6,455	     6,455
  Series D1- 2,000,000 shares issued and
   outstanding	                                   2,000             2,000

Common stock, par value 1/3 of $.01 per
  share; authorized - 135,000,000 shares;
  8,145,087 and 7,843,976 shares issued and
  outstanding, respectively	                  27,150	    26,146
Additional paid-in capital	              25,511,965	25,512,427
Accumulated deficit	                     (21,537,874)      (21,167,604)
  Total stockholders' equity	               4,011,187	 4,381,457
			                    $ 20,365,600      $ 20,413,404

                   See Accompanying Notes to the Financial Statements

                                  PURE CYCLE CORPORATION
                                 STATEMENTS OF OPERATIONS
                                       (unaudited)



				                           Three months Ended
			                                May 31,	         May 31,
				                         2004		  2003

Water service revenue
  Water usage fees 	                             $    32,457     $  27,729
  Wastewater usage fees	                                  13,763	18,672
  Revenue - other	                                   1,002	    --
			                                  47,222        46,401

Water service operating expense	                      (    3,321)    (   5,769)
Wastewater service operating expense 	              (    1,896)    (   1,722)
Consulting services expense	                      (      560)	    --

Gross margin	                                          41,445	38,910

General and administrative expense	              (  125,169)      (98,247)
Depreciation expense	                              (    1,360)      ( 1,241)
Depletion expense	                              (       63)      (   126)

Other income (expense):

  Interest income	                                   3,610	 3,941
  Interest expense related parties	               (  43,483)      (44,264)
  Interest expense other	                       (   6,300)      ( 6,300)
Net loss		                              $( 131,320)     (107,327)


Basic and diluted net loss per common share	     $   (  0.02)     $(  0.01)

Weighted average common shares outstanding	       8,145,087     7,843,976















                       See Accompanying Notes to the Financial Statements

                                   PURE CYCLE CORPORATION
                                  STATEMENTS OF OPERATIONS
                                        (unaudited)



				                          Nine months Ended
			                                   May 31,	    May 31,
				                            2004	     2003

Water service revenue
  Water usage revenues 	                               $    87,772	 $   104,953
  Wastewater usage fees	                                    40,765	      45,260
  Revenues - other	                                     4,416	          --
			                                   132,953	     150,213


Water service operating expense 	                  (  8,511)	   (  11,488)
Wastewater service operating expense	                  (  5,715)	   (   6,735)
Consulting services expense	                          (  2,889)	          --

Gross margin	                                           115,838	     131,990

General and administrative expense	                 ( 344,471)	   ( 222,804)
Depreciation expense	                                 (   3,711)	   (   3,723)
Depletion expense	                                 (     494)	   (     952)

Other income (expense):

  Interest income	                                    11,917	      12,497
  Interest expense related parties	                 ( 130,449)	   ( 132,792)
  Interest expense other	                         (  18,900) 	   (  18,900)
Net loss		                                $( 370,270)	  $( 234,684)


Basic and diluted net loss per common share	   $      (   0.05)	$   (   0.03)

Weighted average common shares outstanding	         8,078,677	   7,843,976














                      See Accompanying Notes to the Financial Statements

                                     PURE CYCLE CORPORATION
                                    STATEMENTS OF CASH FLOWS
                                          (unaudited)



                                                             Nine months Ended
				                         May 31,	    May 31,
							  2004		     2003
Cash flows from operating activities:
	Net loss		                       $(370,270)	  $(234,684)
  Adjustment to reconcile
   net loss to net cash provided by
   operating activities:
	Depreciation on water systems		           3,711	      4,675
	Depletion expense		                     494	         --

	Increase in accrued interest
	 on note receivable		                 (10,320)	   ( 10,749)
	Increase in accrued interest on long
	 term debt and other non-current
	 liabilities			                 130,449	    132,792
	Changes in operating assets and liabilities:
	 Trade accounts receivable		          20,270	     10,191
	Other assets		                          18,900	     18,900
	Deferred revenue		                  17,435	         --
	Accounts payable and accrued liabilities	 192,017	      1,323
  Net cash from/ used in
   operating activities		                           2,686	    (77,552)

Cash flows from investing activities:
  Investments in water supply		                (140,023)	         --
  Investment in Rangeview water system		              --	    (99,164)
   Net cash used in investing  activities		(140,023)           (99,164)

Cash flows from financing activities:
  Deferred offering costs		                (274,756)	         --
  Participating interests in Rangeview water rights	( 17,435)	         --
  Net cash used in financing activities		        (292,191)		 --

Net decrease in cash and cash equivalents		(429,528)	   (176,716)
Cash and cash equivalents at beginning of period	 525,780	    287,720
Cash and cash equivalents at end of period		$ 96,252	  $ 111,004






                    See Accompanying Notes to the Financial Statements

                                     PURE CYCLE CORPORATION
                                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING PRINCIPLES

	The balance sheet as of May 31, 2004, the statements of operations for the three and nine months periods ended May 31, 2004 and May 31, 2003, and the statements of cash flows for the nine-month period ended May 31, 2003 and 2004 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at May 31, 2004 and for all periods presented have been made.

	Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's fiscal year 2003 Annual Report on Form 10-KSB. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

	Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - STOCKHOLDERS' EQUITY

	In August 2003, the Company entered into a Plan of Recapitalization and a Stock Purchase Agreement whereby the Company issued 2,000,000 shares of Series D-1 Preferred Stock to the Company's CEO, Mr. Thomas Clark, in exchange for 200,000 shares of Common Stock owned by Mr. Clark. The Company sold 200,000 shares of the Company's Common Stock at $2.50 per share to eleven accredited investors, four of whom had previously invested with the Company. Proceeds to the Company were $500,000. The Series D-1 Preferred Stock does not earn dividends and is convertible into 200,000 shares of Common Stock at such time that the Company has sufficient shares of authorized Common Stock. The shares were issued under Section 4(2) of the Securities Act of 1933.

	During the nine months ended May 31, 2004, the Company issued 301,111 shares of Common Stock in exchange for 542,000 shares of Series A-1 Preferred Stock, pursuant to the certificate of designation of the Series A-1 Preferred Stock. The holders of the 542,000 shares of Series A-1 Preferred Stock were retired.

NOTE 3 - Reverse Split

   On April 26, 2004, the Company effected a 1-for-10 reverse
split of common stock.   All data included in the
financial statements reflect the reverse stock split.

NOTE 4 - Water Contract

	On October 31, 2003, the Company entered into a long-term Water Service Agreement whereby the Company will provide domestic water service to a new master planned community ("Sky Ranch") located in the Denver metropolitan area in Arapahoe County. The new community will be developed over several years and will have up to 4,000 single family residences. The Company expects to generate one-time revenues from the sale of water taps (currently $12,420 per tap) and annual revenues through the delivery of water. On May 14, 2004, the Company entered into a second long-term Water Service Agreement whereby the Company will provide domestic water service to a second related master planned community ("The Hills" at Sky Ranch) located in the Denver metropolitan area in Arapahoe County. The new community will be located adjacent to and be developed in conjunction with the Sky Ranch development. Both developments will occur over the next several years. The Hills at Sky Ranch will have up to 850 single family residences. The Company is responsible for developing the associated infrastructure, construction of which is expected to commence in 2004, to provide water service to the development. The Company expects that the tap fee revenues will provide sufficient revenues to fund construction of facilities necessary to deliver water to the developments.

Pursuant to the Sky Ranch Agreement, the Company has the option to purchase 223 acre feet of water rights owned by the developer of Sky Ranch for $250,000. On March 26, 2004, the Company exercised a portion of its option and purchased 44.6 acre feet of Denver aquifer groundwater for $50,000.

Additionally, pursuant to the Sky Ranch Agreement, the Company received a $50,000 option payment from the developer for the option to purchase 2,500 single family equivalent water connections as part of the Sky Ranch development. The Company accounted for the transaction as deferred revenue and paid the $50,000 to reduce obligations to investors under the Comprehensive Amendment Agreement ($17,435) and deferred revenue ($32,565).

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

	In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity whose equity is insufficient to finance its activities or whose owners lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For small business entities, the provisions of this Interpretation must be applied at the end of the first reporting period that ends after December 15, 2004. The Company has determined it will not be subject to this pronouncement.

   In June 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.

NOTE 6 - SUBSEQUENT EVENT

	On June 24, 2004, the Company completed the sale of 700,000 shares of its common stock in an public offering underwritten by Flagstone Securities at a price of $9.00 per share generating approximately $5,668,000 in net proceeds, after the underwriting discount and estimated expenses. Selling stockholders sold an additional 2,505,367 shares of common stock. In addition, the Company received $2,491,860 shares of common stock, bringing the total number of shares of common stock sold pursuant to the offering to 3,205,367. In addition, the Company received $2,491,860 from the exercise of 1,405,30 options and warrants to purchase common shares that were sold by selling stockholders in the offering. On July 9, 2004, the Company sold an additional 326,263 shares of common stock at a price of $9.00 per share in connection with the exercise of the over-allotment granted to the underwriter. The sale of the over-allotment shares provided gross proceeds to the Company of $2,936,367 and net proceeds of approximately $2,741,832.


DESCRIPTION OF BUSINESS

	Pure Cycle Corporation (the "Company") was incorporated in Delaware in 1976. The Company is engaged in providing water and wastewater services to customers located in Denver Colorado where its principal assets are located. The Company operates water and wastewater systems which include designing, constructing, operating and maintaining systems to service customers in the
Denver metropolitan area.   In 1996, the Company entered into an
85-year agreement (the "Land Board Lease") to provide water and wastewater services to 24,000 acres of primarily undeveloped land in the greater Denver metropolitan area owned by the State of Colorado known as the Lowry Range ("Service Area"). This agreement with the State of Colorado Board of Land Commissioners ("State Land Board") and the Rangeview Metropolitan District ("District"), a quasi-municipal political subdivision of the State provides for the use of water supplies from the Lowry Range ("Rangeview Water Supply") to provide water services to the Service Area.

       The Land Board Lease gives us exclusive access to approximately 29,000 acre feet per year of water from, and the exclusive right to provide water and wastewater services to, the Lowry Range. The Lowry Range is located in Arapahoe County approximately 15 miles southeast of Denver and 12 miles south of the Denver International Airport. Of the approximately 29,000 acre feet of water to which we have access, 17,500 acre feet are available to us for use on the Lowry Range. We own the remaining 11,650 acre feet and can "export" it from the Lowry Range to supply water to communities and developers in need of additional water supplies. There are no legal limitations on the locations outside of the Lowry Range in which we can sell Export Water, except that, if we sell Export Water for use outside of Arapahoe County, we are required to offer to Arapahoe County the right to buy such water at the same rates.

       Water and/or wastewater service, whether to customers located in the Lowry Range service area or off the Lowry Range service area, is subject to individual water and wastewater service agreements. We will negotiate individual service agreements with developers and/or homebuilders to provide water and wastewater service. Our service contracts will outline our obligations to construct certain facilities necessary to develop and treat water and/or wastewater, including the timing of installation of the facilities, capacities of the systems, and where the services will be provided. Developers and/or homebuilders are required to purchase water and/or wastewater taps from us in exchange for our obligation to construct the water and/or wastewater facilities.

       We also own conditional water rights in western Colorado that entitles us to build a 70,000 acre-foot reservoir to store tributary water on the Colorado River, a right-of-way permit from the U.S. Bureau of Land Management for property at the dam and reservoir site, and four tributary water wells with a theoretical capacity to produce approximately 56,000 acre feet of water annually (collectively known as the Paradise Water Supply). Although we will seek to utilize the Paradise Water Supply to deliver water to customers located in the Denver metropolitan area or to customers in the downstream states of Nevada, Arizona and California, legal issues relating to interstate water transfers and inter-basin water transfers make the short-term realization on these assets unlikely.

       The State Land Board is in the initial stages of developing a plan to solicit requests for proposals to engage a development partner to assist in the planning for future development of the Lowry Range. We are not able to determine the timing of development of property in and around the Lowry Range service area, although residential, commercial and industrial development is under way outside of the Lowry Range service area along its southern, western and northern borders, and we anticipate that initial development of Sky Ranch will begin shortly. Water sales will only occur after development has commenced. We cannot assure you regarding the pace of development or that water sales can be made on terms acceptable to us. In the event development of the property within the Lowry Range service area or of Sky Ranch and surrounding areas is delayed, we may be required to incur additional short or long-term debt obligations or seek to sell equity services to generate operating capital.

Critical Accounting Policies

       Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

       We have identified certain key accounting policies on which our financial condition and results of operations are dependent. These key accounting policies most often involve complex matters or are based on subjective judgments or decisions. In the opinion of management, our most critical accounting policies are those related to revenue recognition, impairment of water assets and other long-lived assets, depletion and depreciation, accounting for participating interests, royalty and other obligations, and income taxes, which are more fully described in the Company's Prospectus dated June 21, 2004. Management periodically reviews its estimates, including those related to the recoverability and useful lives of assets. Changes in facts and circumstances may result in revised estimates.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

	During the quarter ended May 31, 2004, the Company delivered approximately 13.3 million gallons of water to customers in the Service Area generating revenues from water sales of $32,457 compared to the delivery of 9.3 million gallons generating revenues of $27,729 during the three months ended May 31, 2003. Water deliveries during the three months ended May 31, 2004 were up approximately 43%, while water revenues were up approximately 17%. Price variances for water revenues are primarily attributable to a tiered pricing structure whereby in peak summer months, customers may pay increased prices for water deliveries while overall water deliveries may decline [on a comparable basis with year earlier periods?] causing a higher weighted average price per 1,000 gallons of water delivered. The Company incurred water service operating costs of $3,321 during the quarter as compared to $5,769 during the quarter ended May 31, 2003. During the quarter ended May 31, 2004, the Company processed approximately 2.9 million gallons of wastewater from customers in the Service Area generating revenues from wastewater fees of $13,763, as compared to processing 1.9 million gallons of wastewater generating revenues of $18,672 during the three months ended May 31, 2003. The Company incurred wastewater operating costs of $1,896 during the quarter as compared to $1,722 for the three months ending May 31, 2003. While the Company processed approximately 1.0 million gallons more of wastewater during the three months ended May 31, 2004, revenues decreased approximately 26%, due to the adoption in May 2003 of a fixed price rate structure for wastewater service.

	During the nine months ended May 31, 2004, the Company delivered approximately 36.8 million gallons of water generating water service revenues of $87,772 compared to approximately 28.4 million gallons of water generating $104,953, for the nine months ended May 31, 2003. The higher revenues in the nine month period ended May 31, 2003 were the result of an approximately $20,000 reversal of water service revenue recorded in 2003. The Company incurred water service operating costs of $8,511 during the nine month period ended May 31, 2004 as compared to $11,488 during the nine months ended May 31, 2003. During the nine months ended May 31, 2004, the Company processed approximately 7.5 million gallons of wastewater from customers in the Service Area generating revenues from wastewater fees of $40,765, as compared to processing 5.85 million gallons of wastewater generating revenues of $45,260 during the three months ended February 28, 2003. The Company incurred wastewater operating costs of $5,715 during the nine month period ending May 31, 2004 as compared to $6,735 for the nine month period ending May 31, 2003.

	General and administrative expenses for the three months ended May 31, 2004 were $26,922 higher than for the three months ended
May 31, 2003, primarily due to an increase in legal costs incurred in connection with the Company's annual meeting on April
12, 2004 and the reverse stock split effect at such meeting. Net loss for the three months ended May 31, 2004 was $131,320 compared to a net loss of $107,327 for the three months ended May
31, 2003. The increase in net loss of $23,993 is due to additional costs incurred with the Company's annual meeting and the reverse stock split.

	General and administrative expenses for the nine months ended May 31, 2004 were $121,667 higher than for the nine months ended
May 31, 2003, primarily due to an increase in legal costs incurred in connection with the Company's annual meeting on April
12, 2004 and the reverse stock split. Net loss for the nine months ended May 31, 2004 was $370,270 compared to a net loss of $234,684 for the nine months ended May 31, 2003. The increase in net loss of $135,586 is due to additional overhead costs from an additional employee as well as costs incurred with the Company's annual meeting.

Liquidity and Capital Resources

	At May 31, 2004, current assets exceed current liabilities by $157,201; and the Company had cash and cash equivalents of $96,252. Included in current assets and current liabilities are costs relating to the Company's common stock offering.

	On June 24, 2004, the Company sold 700,000 shares of common stock at a price of $9.00 per share generating approximately $5,668,000 in net proceeds for Pure Cycle, after the underwriting discount and estimated expenses. In addition, in connection with the offering, the Company received $2,491,860 from the exercise of 1,405,370 options and warrants. On July 9, 2004, the Company sold an additional 326,263 shares of common stock at a price of $9.00 per share as part of an exercise of the over-allotment granted to the underwriter. The sale of the over-allotment shares provided gross proceeds to the Company of $2,936,367 and net proceeds of approximately $2,741,832. The offering was underwritten by Flagstone Securities.

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

   Development of any of the water rights that the Company has, or is seeking to acquire, will require substantial capital investment by the Company. Any such additional capital for the development of the water rights is anticipated to be financed through the sale of water taps and water delivery charges to a city or municipality. A water tap charge refers to a charge imposed by a municipality to permit a water user to access a water delivery system (i.e. a single-family home's tap into the municipal water system), and a water delivery charge refers to a water user's monthly water bill generally based on a per 1,000 gallons of water consumed. Annually, the developer must purchase not less than a minimum number of taps, the proceeds from which are used to expand the capacity of our water system to deliver water to additional customers in the development. We anticipate that the system development portion of tap fees will be sufficient to generate funds with which we can design and construct the necessary water facilities. However, once we receive tap fees from a developer, we are contractually obligated to construct the water delivery system for the taps paid for, even if our costs are not covered by the fees we receive. We can not assure you that our revenues will be sufficient to cover our capital costs.

   In October 2003, we entered into a water service agreement with a developer to provide water to approximately 4,000 SFE units that are being built on approximately 800 acres known as "Sky Ranch" located 4 miles north of the Lowry Range along Interstate 70. In May 2004, we entered into a second agreement with the developer of Sky Ranch to provide water services to an additional 850 SFEs at Hills at Sky Ranch, a development adjacent to, and to be developed concurrently with, Sky Ranch. We expect that the construction of the Sky Ranch project will begin in October 2004, with the first homes available in February 2005. Based on housing market demands of similar projects in the area and projections provided by the developer, we expect that the project will be fully built out within 10 years. Under the Sky Ranch Agreements, the developer must purchase at least 400 water taps before occupancy of the first home. The agreement permits the developer to add additional taps annually, with at least
310 taps to be purchased each year. This schedule is designed to provide us with adequate funds with which to construct the facilities needed to provide water service to the areas being built.

   The water service agreements for Sky Ranch incorporate 4,850 SFE connections, which at current rates and charges would generate approximately $60 million in total water tap fee revenues and approximately $2.8 million annually in water service revenues. These represent gross fees and, to the extent that water service is provided using Export Water, we are required to pay a royalty to the State Land Board equal to 12% of the net revenue after deducting our costs. This royalty rate will increase after net revenues exceed $45.0 million. We expect to dedicate approximately 1,450 acre feet, or approximately 12%, of our Export Water supply (which is about 5.0% of our overall Rangeview water supply) for this project. We estimate we will spend approximately $27 million for infrastructure related to the development and delivery of water to the 4,850 single family equivalent units. We have never undertaken a project of this size, and no contracts have been entered into to perform this work. Accordingly, we cannot assure you that our costs will not exceed this estimate.

   For the initial developments at Sky Ranch, we anticipate receiving tap fees of approximately $1.9 million, representing approximately 156 taps, in the current fiscal year ending
August 31, 2004, and approximately $3.0 million, representing an additional 244 taps, prior to January 2005. We estimate that it will cost approximately $2.5 million to construct the infrastructure to service the initial 400 taps. We will expand the infrastructure to meet demand as houses are built at the Sky Ranch developments. We will initially develop the water beneath the Sky Ranch property, which is being dedicated to us by the developer in exchange for credit of a portion of the water resource tap fee. The dedicated water is sufficient to provide water service to approximately 1,400 customers. Because the dedicated water is not Export Water, no payments will be required to be made under the Financing Agreements and no royalty payments will be required to be made to the State Land Board with respect to tap fee revenues from the first 1,400 taps at Sky Ranch serviced with the dedicated water. Because the project has not yet commenced, we cannot assure you that these revenue and expense estimates will be the actual revenues and expenses that we will experience.

   At February 29, 2004, we had outstanding debt to seven related parties totaling $1,109,061, $512,439 of which bears interest at prime plus 2% (6% at May 27, 2004) and $596,622 of which bears interest at 10.25%. All notes mature in August 2007. Interest is not payable on a current basis, but accrues and is added to principal monthly.

   In addition, we are obligated under notes totaling $848,023 at February 29, 2004 which bear interest at rates at 7.18% and 8.04% and notes totaling $2,473,263 at February 29, 2004 which bear interest at prime plus 3% (7% at May 27, 2004). These notes mature in August 2007. The holders of these notes are parties to the Commercialization Agreement and have agreed that if the amount of principal and accrued interest on these notes is paid under the Commercialization Agreement prior to the maturity date of the notes, the notes will be canceled.


Item 3. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls (as defined in Exchange Act Rule 13a-15 are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted at the end of the period.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the fiscal quarter to which this report relates or subsequent to the date of the evaluation referred to above.

Part II

Item 2. - Unregistered Sales of Equity Securities and Use of
Proceeds

   On June 21, 2004, the Company sold 400,000 shares of common stock on exercise of stock options and 1,005,370 shares of common stock on exercise of warrants, and received $2,491,861 upon such exercise. The shares purchased on exercise were resold by the holders thereof pursuant to a registered public offering which was completed on June 24, 2004. The issuances of common stock were made pursuant to exemptions from registration in accordance with Section 4(2) of the Securities Act of 1933 available for investors with sophisticated investors with knowledge about the Company's operations that were able to evaluate the merits and risks of the investment.

Item 4. - Submission of Matters to a Vote of Security Holders

   At the Company's annual meeting held on April 12, 2004, the following matters were voted upon and adopted by stockholders, as follows:





                                       Voted
                                  For        Against       Abstain
1.	Election of Directors
Harrison H. Augur               5,736,783         0          720

Thomas P. Clark                 5,719,110    17,672          720

Mark W. Harding                 5,717,143    17,640          720

George M. Middlemas             5,736,783         0          720

Margaret Hansson                5,719,143    17,640          720

Richard L. Guido                5,736,763        20          720





2. Amendment to Certificate
   of Incorporation to
   Increase Authorized
   Capital from 135 million
   to 225 million.              5,723,096    13,120          872





3. Amendment to Certificate
   of Incorporation
   authorizing the board of
   directors to effect a one-
   for-ten or one-for-five
   reverse stock split.         5,719,638    15,947         1,502





4. Amendment to Certificate
   of Incorporation
   authorizing the board of
   directors to decrease the
   authorized shares of
   common stock upon or after
   the reverse split.           5,718,175    16,595         2,317





5. Approval of the 2004
   Incentive Plan.              5,716,238    18,617         2,232





6. Ratification of the
   appointment of KPMG LLP as
   independent auditors for
   the 2004 fiscal year.        5,715,668    18,305         3,115

Item 6. - Exhibits and Reports on Form 8-K

   (a)	Exhibits

31(a).	Certifications of Chief Executive Officer and
Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certifications of Chief Executive Officer and Chief
Financial Officer pursuant to section 906 of the Sarbanes-
Oxley Act of 2002.

   (b)	Reports on Form 8-K

        None


                              PURE CYCLE CORPORATION
                                   SIGNATURES


In accordance with the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


			PURE CYCLE CORPORATION

Date:

July 14, 2004	   /S/  Thomas P. Clark
			Thomas P. Clark
			Chief Executive Officer

Date:

July 14, 2004	   /S/  Mark W. Harding
			Mark W. Harding
			President













Exhibit 31(a)


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

    4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) for the small business issuer and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

    5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):

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

Date July 14, 2004
/s/ Thomas P. Clark

                A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to PureCycle Corporation and will be retained by PureCycle Corporation and furnished to the Securities and Exchange Commission or its staff upon request.
Exhibit 31(b)

CERTIFICATION
    I, Mark Harding, certify that:

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

    (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

    5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):

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

Date July 14, 2004
/s/ Mark Harding

                A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to PureCycle Corporation and will be retained by PureCycle Corporation and furnished to the Securities and Exchange Commission or its staff upon request.










Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of PureCycle Corporation (the "Company"), on Form 10-QSB for the period ending May 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas P. Clark, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Thomas P. Clark

Chief Executive Officer

July 14, 2004


















CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PureCycle Corporation (the "Company"), on Form 10-QSB for the period ending May 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Harding, President, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
          (1) The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Mark W. Harding

Chief Financial Officer

July 14, 2004