Form 10KSB
period 2004-08-31
PURE CYCLE CORP
filed 2004-11-30
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2004

Commission File Number 0-8814

PURE CYCLE CORPORATION
(Name of small business issuer as specified in its charter)

Delaware	84-0705083
(State of incorporation)	(I.R.S. Employer Identification No.)

8451 Delaware Street, Thornton, CO	80260
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number: (303) 292-3456

Securities registered under Section 12(b)of the Exchange Act:	Title of Class	Name of each exchange on which registered
	None	None
Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock,
1/3 of $.01 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Revenues for fiscal year ended August 31, 2004:   $ 204,956

Aggregate market value of the voting stock held by non-affiliates: $95,395,633 (based upon closing price on the NASDAQ SmallCap market on November 23, 2004)

Number of shares of Common Stock outstanding, as of November 23, 2004: 13,356,135

Transitional Small Business Disclosure Format(Check One): Yes ☐ No ☒

Documents incorporated by reference: None

Table of Contents
Part I

“SAFE HARBOR” STATEMENT UNDER THE UNITED STATES PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts contained in this Annual Report on Form 10-KSB are forward looking statements involving risk and uncertainties that could cause actual results to differ from projected results. Factors that could cause actual results to differ materially include, among others, the timing of development in the areas where we are selling our water, the market price of water, changes in applicable statutory and regulatory requirements, changes in technology, uncertainties in the estimation of water available under decrees and timing and cost of development and delivery, uncertainties in the estimation of revenues and costs of construction projects, the strength and financial resources of the Company’s competitors, the Company’s ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, delays in anticipated permit and start-up dates, environmental risks, the results of financing efforts, availability of water for acquisitions, and general economic conditions.

PART I

Item 1.	Description of Business

General

Pure Cycle Corporation was incorporated in 1976 in Delaware. We own or have rights to use significant water assets which we have begun to utilize to provide water and wastewater services to customers located in the Denver, Colorado metropolitan area near our principal water assets. Our primary business activities include the design, construction, operation and maintenance of water and wastewater systems which treat and deliver water and wastewater to our customers.

We have exclusive access to approximately 29,270 acre feet per year of water from, and the exclusive right to provide water and wastewater services to, approximately 24,000 acres of primarily undeveloped land in eastern Colorado known as the Lowry Range property. The Lowry Range property is located in Arapahoe County Colorado approximately 15 miles southeast of Denver and 12 miles south of the Denver International Airport. Of the approximately 29,270 acre feet of water we have exclusive access to, 17,620 acre feet per year are available to us for use specifically on the Lowry Range property. We own the remaining 11,650 acre feet of water per year and can "export" it from the Lowry Range property to supply water to nearby communities and developers in need of additional water supplies (referred to as the “Export Water”, collectively with the water available for use on the Lowry Range property, these water assets are referred to as the “Rangeview Water Assets”). We acquired the Rangeview Water Assets in 1996 when we entered into an agreement with the State of Colorado Board of Land Commissioners (the “State Land Board”), which owns the Lowry Range property, and entered into two 85-year agreements with the Rangeview Metropolitan District (the “District”), a quasi-municipal political subdivision of the State of Colorado. Of the 11,650 acre feet of water we own, we have an option to substitute 1,650 acre feet of this surface water in exchange for a total gross volume of 165,000 acre feet of groundwater

Based on independent engineering estimates, the 17,620 acre feet of water designated for use on the Lowry Range property is capable of providing water service to approximately 47,000 Single Family Equivalent (SFE) units. An SFE is defined as the amount of water required each year by a family of four persons living in a single family house on a standard acre lot. Our business plan is to design, construct and operate facilities to provide water and wastewater service to customers located on the Lowry Range property through our service contract period ending in 2081. The District owns both the water and the wastewater systems during our contract period, and we will operate both systems during this period pursuant to our service contract. After 2081, ownership of the water system servicing customers on the Lowry Range property will revert to the State Land Board, but we will continue to own and operate the wastewater system and can bid to operate the water system.

The 11,650 acre feet of Export Water that we own is comprised of surface and groundwater on and beneath the Lowry Range property. Based on independent engineering estimates the Export Water can service approximately 32,000 SFE units throughout the Denver metropolitan region. We plan to design, construct and operate the facilities to provide water and wastewater service to customers located off the Lowry Range property that will use our Export Water, and we will own these assets. We will contract with third parties for construction of these facilities. Collectively we refer to the Lowry Range property and other potential service areas as our Total Service Area.

Water and/or wastewater services in our Total Service Area are subject to individual water and wastewater service agreements. We plan to negotiate individual service agreements with developers and/or homebuilders to provide water and wastewater services. Our service contracts will outline our obligations to construct certain facilities necessary to develop and treat water and/or wastewater, including the timing of installation of the facilities, capacities of the systems, and where the services will be provided. Under these arrangements, developers and/or homebuilders will be required to purchase water and/or wastewater taps from us in exchange for our obligation to construct the water and/or wastewater facilities.

In agreements marketing our Export Water, we plan to allow developers that own rights to groundwater underlying their property to dedicate the water to us for service to their properties, in exchange for credit against a portion of their water tap fees. Such dedicated water would not be subject to obligations under the financing agreements that are described under the “Business - Revenues” section below. Similarly, water tap fees received from the sale of taps to customers located on the Lowry Range property are not subject to obligations under these financing agreements.

The State Land Board is in the initial stages of developing a plan to solicit requests for proposals to engage a development partner to assist in the future development of the Lowry Range property. We are not able to determine the timing of development of the Lowry Range property, although residential, commercial and industrial development is under way outside of the Lowry Range property along its southern, western and northern borders. Water sales will only occur after development has commenced. In the event development of the Lowry Range property and the surrounding areas is delayed, we may be required to incur additional short-term or long-term debt obligations or seek to sell additional equity to generate operating capital.

We also own conditional water rights in western Colorado that entitle us to build a 70,000 acre-foot reservoir to store tributary water on the Colorado River; a right-of-way permit from the U.S. Bureau of Land Management for property at the dam and reservoir site; and four tributary water wells with a theoretical capacity to produce approximately 56,000 acre feet of water annually (collectively known as the “Paradise Water Supply”). Although we will seek to utilize the Paradise Water Supply to deliver water to customers located in the Denver metropolitan area or to customers in the downstream states of Nevada, Arizona and California, legal issues relating to interstate water transfers and inter-basin water transfers make the short-term realization on these assets unlikely.

Due to the continuing growth of the Denver metropolitan region and the limited availability of new water supplies, many metropolitan planning agencies are requiring property developers to demonstrate adequate water availability prior to any consideration for zoning requests for property development. As a result, we believe we are well positioned to market and sell our water and wastewater services to developers and home builders seeking to develop new communities both within the Lowry Range property as well as in other areas in the growing Denver metropolitan region.

We currently have four full time employees. For the years ended August 31, 2004 and 2003, , 78% and 92%, respectively, of our revenues were from two customers.

Description of Company Assets

Rangeview Water Supply

Our primary assets are a combination of nontributary groundwater rights and tributary surface water and storage rights associated with the Lowry Range property, which we collectively call the "Rangeview Water Supply." We own the rights to use 1,650 acre feet of tributary surface water, together with 10,000 acre feet of non-tributary water, that can be exported off the Lowry Range property to serve area users. We have the right to use an additional 1,660 acre feet of surface water together with approximately 15,960 acre feet of nontributary groundwater to serve customers on the Lowry Range property. The Export Water we own, together with water that is owned by the State Land Board that we have contracted to utilize under our service agreements, total over 29,270 acre feet.

Sky Ranch Water Supply

On October 31, 2003 and May 14, 2004 we entered into two Water Service Agreements (collectively the “Sky Ranch Agreements”) with the developer of approximately 950 acres of property located 4 miles north of the Lowry Range property along Interstate 70 known as Sky Ranch. As part of the Sky Ranch Agreements, the developer dedicated approximately 537 acre feet of water to us in exchange for a $3,400 per tap credit for the first 767 water taps purchased. In lieu of the developer receiving these credits, the Sky Ranch Agreements call for us to deposit the $3,400 per tap fee in a Special Facilities Fund to be used to fund the construction of the transmission line to transport Export Water from the Lowry Range property to Sky Ranch.

Also on October 31, 2003 we entered into the Denver Groundwater Purchase Agreement (“DGPA”) which provides us the option to purchase 223 acre feet of decreed water rights owned by the developer of Sky Ranch for $250,000. Under the DGPA, we can acquire 44.6 acre feet of water per year (or 20% of the total 223 acre feet) for $50,000. On March 26, 2004, we exercised our option and purchased the first 44.6 acre feet of Denver aquifer groundwater for $50,000. We anticipate exercising our options over the next four years to complete the purchase of the remaining 178.4 acre feet of Denver aquifer groundwater. The water dedicated by the developer of Sky Ranch as noted above, together with the Denver aquifer water purchased under the DGPA, will result in our acquisition of an additional 760 acre feet of water over the next five years, which we plan to use to provide water service to the first 1,332 water taps at Sky Ranch.

Based on information received from the developer, we expect construction of Sky Ranch to begin in the spring of 2005, and based on housing market demands of similar projects in the area and projections provided by the developer, we expect Sky Ranch to be fully built out within 10 years. The development plans call for Sky Ranch to have approximately 4,850 SFE units at completion.

Paradise Water Supply

In 1987, we acquired assets known as the Paradise Water Supply. These assets include a Water Court decree for conditional water rights enabling us to build a 70,000 acre-foot reservoir to store tributary water on the Colorado River, a right-of-way permit for U.S. Bureau of Land Management property at the dam and reservoir site, and four existing tributary water wells with a theoretical capacity to produce approximately 56,000 acre feet of water per year. The reservoir site is located in western Colorado on the Colorado River about 60 miles east of the Utah border. Our ability to use this asset may be limited, however, because of constraints imposed by the difficulties and costs involved in transporting the water out of the Colorado River watershed to the Denver metropolitan area and because of legal complications under the interstate Colorado River Compact in transferring such water to down-stream states like California. Due to the strict regulatory requirements for constructing an on-channel reservoir, completing this conditional storage reservoir at its decreed location would also be difficult. As a result, we cannot assure you that we will ever be able to make use of this asset or sell the water profitably.

Service Agreements

Sky Ranch Water Service Agreements

Under the Sky Ranch Agreements we will provide water service to approximately 4,850 SFE units that will be built at Sky Ranch. Under the terms of the Sky Ranch Agreements, the developer is obligated to purchase at least 400 water taps before the occupancy of the first home as described in Table 1:

Table 1 - Sky Ranch Water Tap Draw Down Schedule
	Number of Taps Per Event	Cumulative Total
Within 60 days of preliminary development plan approval by Arapahoe County (we expect to receive this payment in our second quarter of fiscal 2005)	20	20
When construction water is requested by developer	80	100
When municipal water service is requested by developer	56	156
Within 90 days of request for municipal water service by the developer	244	400

The purchase of the first 20 taps, which is anticipated in our second quarter of fiscal 2005, will result in a payment to us of $248,400.  Of this amount, $68,000 will be deposited into the Special Facilities Fund for construction of the transmission line to transport the Export Water from the Lowry Range property to Sky Ranch. The Sky Ranch Agreements permit the developer to add additional taps on each anniversary of the date that we provide municipal water service, with at least 310 taps to be purchased annually. This schedule is designed to provide us with adequate funds with which to construct the water treatment facilities needed to provide water service to Sky Ranch. If the developer does not purchase at least 4,120 taps by the 12th anniversary of the date that we provide municipal water service, we are no longer obligated to sell the additional 730 water taps, nor do we have to reserve the use of our Export Water for those additional taps.

The Sky Ranch Agreements anticipate 4,850 SFE connections, which at current rates and charges would generate approximately $60.2 million in total water tap fee revenues and approximately $2.8 million annually in water service revenues. Our rates and charges for all water and wastewater services are governed under the terms of the agreement with the State Land Board. Our rates are reviewed annually and are the average of similar rates and charges of three surrounding municipal water and wastewater service providers. These figures represent the gross fees we would receive. To the extent that water service is provided using Export Water, we are required to make royalty payments to the State Land Board equal to 12% of the net revenue after deducting our costs and payments to certain investors. We expect to dedicate approximately 1,200 acre feet, or 10%, of our Export Water supply (which is about 4.2% of our overall Rangeview Water Supply) for the Sky Ranch project. We estimate we will spend approximately $25 million for infrastructure related to the development and delivery of water to the 4,850 SFE units.

As noted in Table 1 above, before the first home is occupied, the Sky Ranch developer is obligated to purchase a minimum of 400 water taps from us. Based on the minimum purchase schedule and based on when the development plans were approved by Arapahoe County, we anticipate receiving tap fees of approximately $5.0 million, representing 400 taps, in the fiscal year ending August 31, 2005. This is based on the development of Sky Ranch beginning in the spring of 2005 with the first homes ready for occupancy in the summer or early fall of 2005. Approximately $1.36 million of this initial $5.0 million received from the purchase of tap fees will be deposited in the Special Facilities Fund to be used for construction of the transmission line. We estimate that it will cost approximately $2.5 million to construct the infrastructure required to service the initial 400 taps. As additional water taps are acquired due to continued development of Sky Ranch, we plan to expand the infrastructure as necessary to meet demand. We will initially develop the 760 acre feet of water beneath the Sky Ranch property which we are purchasing from the developer of Sky Ranch. The purchased water is sufficient to provide water service to approximately 1,332 taps. Because the project has not yet commenced, we cannot assure you that these revenue and expense estimates will be the actual revenues and expenses that we will experience.

Rangeview Agreements

In 1996, we entered into an eighty-five year Water Privatization Agreement with the District and the State Land Board to design, construct, operate and maintain the District's water system to provide water service to the District’s customers on the Lowry Range property. Pursuant to the Water Privatization Agreement, approximately 17,620 acre feet of water located on the Lowry Range property is dedicated for use on the Lowry Range property per year. Additionally, the Water Privatization Agreement provides for surface reservoir storage capacity for our use in providing water service to customers within the Lowry Range property. In exchange for providing water service to customers within our service area, we will receive 95% of all amounts received by the District relating to water services, after the District pays the required royalties to the State Land Board totaling 12% of gross revenues received from water sales. The District’s service area is located in Arapahoe County and is bordered by the City of Aurora. A number of residential housing developments are currently under construction directly adjacent to the District’s service area.

We will also design, finance, construct, operate and maintain the District’s wastewater system to provide wastewater service to customers within our service area. In exchange for providing wastewater service for the District’s customers within our service area, we will receive 100% of the District’s wastewater tap fees, and 90% of the District’s wastewater usage fees.

History of Pure Cycle

We were founded in 1976 on the belief that water is a precious commodity, one that is often undervalued and therefore used inefficiently. We continue to operate under this belief today. We were incorporated to commercialize a patented single family water recycling technology and became a public company in 1977. During the late 1970's, we manufactured, installed and maintained approximately 50 water recycling systems that captured and treated wastewater flows from homes and recycled that water for potable use. However, these individual recycling systems proved to be too costly for us to operate, monitor and maintain, and we discontinued the business in the early 1980's.

Beginning in 1987, concurrent with a change of management and ownership control, we shifted our business to the acquisition, development and wholesale marketing of water and large scale wastewater utility systems, principally for sale to developers and home builders in the Denver area. We have not operated a large wastewater treatment plant using our technology and there can be no assurance that the technology will be technically or economically feasible on a large scale. Through our Wastewater Service Agreements, we will seek to apply our water recycling technology as more customers are added to the system to treat municipal wastewater into pure potable water for reuse. In 1987 we acquired rights to what we refer to as the Paradise Water Supply, which includes several water wells and rights to divert and store up to 70,000 acre feet of Colorado River water near DeBeque, Colorado. Our ability to provide water service was greatly enhanced in 1996 when we entered into a Water Privatization Agreement with the District and the State Land Board and purchased annual entitlement rights to 11,650 acre feet of water available for service to customers located off the Lowry Range property and entered into a water service agreement extending through 2081 which grants us the rights to an additional 17,620 acre feet of water per year to serve customers located on the Lowry Range property.

Water to Meet Colorado’s Demand

In common with large portions of the desert west, the Denver metropolitan area is semi-arid, receiving an average of only 13 inches of precipitation annually. Eighty percent of the State's water supplies reside west of the Continental Divide, while 80 percent of the population resides east of the Continental Divide. Roughly 80 percent of Colorado's annual surface water supply comes from snow. Due to wide fluctuations in snowfall from year to year and area to area, the amount of surface water that can be captured for use varies greatly. Further, the State is obligated through compacts and treaties to allow much of the water that originates in the State to pass out of Colorado for use by downstream out-of-state users.

Most of the state's population resides along the "front range," which extends from Pueblo to Fort Collins and lies along the eastern side of the Rocky Mountains. The largest population center is the greater Denver metropolitan area which has been growing at above average rates for decades. By the 1960s, water available during an average precipitation year from Denver's primary source of surface water, the South Platte River, was no longer sufficient to meet the area's needs. To address this imbalance, numerous reservoirs and tunnels have been built to transport an average of 500,000 acre feet per year of Arkansas River and Colorado River water located in western Colorado to eastern Colorado users. Even with this diversion, the U.S. Department of the Interior has identified the Denver metropolitan area as one that is 'highly likely' to experience a 'water supply crisis' by 2025.

The Denver Regional Council of Governments (“DRCOG”), a voluntary association of 50 county and municipal governments in the Denver metropolitan area, estimates that between 2000 and 2025 the population in the Denver metropolitan area will grow from 2.4 million to 3.4 million. To accommodate this growth, DRCOG has estimated that the Denver metropolitan area will grow from about 500 square miles to about 770 square miles during the same 25-year period. We expect that servicing this population expansion will require an additional 300,000 acre feet of water annually.

With our Rangeview water assets, based on independent engineering evaluations, we are positioned to supply water to meet the needs of approximately 80,000 single family homes, or approximately 320,000 people.

Revenues

Revenues we earn from providing water and/or wastewater services consist of two components:
1.	Water system tap fees, which are typically paid by the developer of a property and become part of the cost of the lot or home, and
2.	Service fees, which are monthly metered water deliveries paid by all customers connected to our water and wastewater systems.

Water System Tap Fees

Water system tap fees, which currently are $12,420 per tap (as described further below), consist of two components:
a.	System development fees - fees used to defray the costs necessary to construct the facilities to develop and treat water and/or wastewater (currently $9,020 per tap); and
b.	Water resource fees - fees used to defray the acquisition costs of the water rights (currently $3,400 per tap).

We will also collect an additional wastewater system development fee of $4,883 per SFE to construct the wastewater treatment facility.

Water Service Fees

Currently, for a typical residential customer using approximately 0.4 acre feet of water annually, water service fees are approximately $578 per year and the wastewater service fees are approximately $404 per year. We also collect other relatively small fees and charges from residential customers and other end users to cover miscellaneous administrative and service expenses, such as application fees, review fees and permit fees.

Under our privatization agreement with the District and the State Land Board, pricing for water and wastewater services is controlled through a market-driven pricing mechanism in which our rates and charges may not exceed similar rates and charges of three nearby communities. Table 2 provides a summary of our tap fees over the past several years. We base our tap fees on the average of the tap fees that have been charged by the three communities whose rates determine our allowable charges.

Table 2 - Water System Tap Fees
Year	1999	2000	2001	2002	2003	2004
Tap fees (per SFE)	$8,165	$8,165	$10,500	$10,500	$11,150	$12,420
Percentage Increase	-	-	29%	-	6.2%	11.4%

We negotiate the payment terms for tap fees and other water/wastewater service obligations with each land developer or builder before we commit to providing service and begin construction of the project. We are responsible for the construction of wholesale facilities, which are those facilities necessary to develop and treat the water, including water wells, water collection pipelines, water reservoirs, water treatment plants, storage tanks, pump stations and wastewater treatment plants. The costs for these facilities are financed by the system development fee portion of the tap fees paid by developers to gain access to the water and wastewater systems.

Developers are typically responsible for the construction of retail facilities - the water distribution system that transports the water throughout the subdivision or community. Retail facilities are constructed pursuant to our design standards and are inspected by our engineers prior to completion. Once we certify that the retail facilities have been constructed in accordance with our design criteria, the developer is required to dedicate the retail facilities to us at no cost. In the Sky Ranch transaction, the developer will dedicate the retail facilities to the District. We are then responsible for the operation and maintenance of those facilities.

Customer facilities consist of water service pipelines, plumbing, meters and other components that carry potable water and re-use water from the street to the customer's house and collect wastewater from the customer's house and transfer it to the street. In many cases, a portion of the customer's facilities are also constructed by the developer, again pursuant to our design standards, but are owned and maintained by the customer.

Service Fees

Under the Amended and Restated Lease Agreement dated April 4, 1996 between the State Land Board and the District and under the Agreement for Sale of Export Water dated April 11, 1996 between the District and us (collectively referred to as our “Water Privatization Agreements”), the State Land Board is entitled to royalty payments and the District is entitled to retain a fee, each based on a percentage of revenues earned from water sales that utilize water dedicated for use on the Lowry Range property. The calculation of royalties and fees depends on whether the customer is located on the Lowry Range property or elsewhere and is a public or private entity. Payments from customers who are on the Lowry Range property generate royalties to the State Land Board at a rate of 12% of gross revenues. Instead of the 12% royalty payments, the State Land Board could elect to receive royalty payments equal to 50% of the aggregate net profits of the District and us if (i) metered production in any calendar year exceeds 13,000 acre feet, or (ii) 10,000 surface acres on the Lowry Range property has been rezoned to a non-agricultural use and finally platted and water tap agreements have been entered into with respect to all improvements to be constructed on such acreage.

Payments from customers located outside the Lowry Range property also generate royalty payments to the State Land Board. These royalties vary depending on a number of factors including:
•	Whether we pay any of the costs associated with the withdrawal, treatment or delivery of the water (Delivered Basis), or
•	Whether we sell the water without incurring any of those costs (Entitlement Basis).

Water sold on a Delivered Basis is sold net of costs, including reasonable overhead allocations, incurred as a direct or indirect result of incremental activity associated with the withdrawal, treatment and delivery of Export Water (Infrastructure Costs). Water sold on an Entitlement Basis generates royalties on a gross revenue basis. We have not entered into any agreements to sell water on an Entitlement Basis and do not currently anticipate that we would enter into agreements to sell water on such basis.

Delivered Basis: When we sell Export Water on a Delivered Basis, the royalty is based on gross revenues less infrastructure costs (Net Revenue) and escalates based on the amount of Net Revenue we receive. The royalty for Export Water is lower for sales to a water district or similar municipal or public entity than for sales to a private entity as noted below in Table 3:

Table 3 - Royalties for Export Water Sales
	Royalty Rate
Net Revenues	Private Entity Buyer	Public Entity Buyer
$0 - $45,000,000	12%	10%
$45,000,001 - $60,000,000	24%	20%
$60,000,001 - $75,000,000	36%	30%
$75,000,001 - $90,000,000	48%	40%
Over $90,000,000	50%	50%

Sales of Export Water under our Sky Ranch Agreements are on a Delivered Basis, and for the near future we believe our royalty obligation to the State Land Board will be 12% of net revenues.

The Water Privatization Agreements were written prior to any development of the Lowry Range property or areas outside of the Lowry Range property that may utilize our Export Water. As such, they could not anticipate all the specific circumstances that may arise in the future as we enter into and negotiate agreements for the sale of Export Water and therefore may not clearly delineate the rights and responsibilities of the parties for each transaction that may arise. We anticipate that we will be required to enter into negotiations with the State Land Board from time to time to clarify the applicability of contract terms to circumstances that were not anticipated at the time the Water Privatization Agreements were entered into. Certain of these provisions may be material, and a determination, by an arbitrator or otherwise, of positions that are not favorable to us could have a material adverse effect on us. We cannot assure you that the outcome of such negotiations will be favorable to us.

For services to customers located on the Lowry Range property, the District collects fees from customers, pays the royalties and fees, and remits the remainder to us. The royalties and fees attributable to services provided to customers on the Lowry Range property are summarized in Table 4:

Table 4 - Obligations Relating to Use of Rangeview Water Assets
Revenue Source	Payable to the State Land Board	Payable to the District
Water Tap Fees & Service Fees the Lowry Range property	12% of gross revenue or 50% of the net profits of the District and Pure Cycle	5% of gross revenue after State Land Board royalty
Water Tap Fees & Service Fees from Export Water	12-50% of net revenue (gross revenue less costs incurred to deliver water)	0%
Wastewater Tap Fees	0%	0%
Wastewater Service Charges	0%	10% of gross revenue

Developers having rights to groundwater underlying their properties can receive a credit against a portion of their tap fees if they sell their water to us. The credit is equal to the water resource charge portion of the tap fee - currently $3,400 of the total $12,420 tap fee, based on 0.7 acre feet of water being dedicated to us for each water resource tap credit issued. In the Sky Ranch transaction, we are crediting the developer the water resource charge portion of the tap fee for the first 767 taps (which totals approximately $2.6 million) and combining the water resources underlying the Sky Ranch property with a portion of our Export Water to provide the full amount of water required for the Sky Ranch development.

Contingent Obligations

We commenced the purchase of our principle water assets through a Water Commercialization Agreement (WCA), an agreement with a related investor (the “LCH Agreement”) and the sale of our Series B Preferred Stock. The WCA was entered into in 1990 and amended in 1991 and 1992 and again in 1996 by the signing of the Comprehensive Amendment Agreement (CAA). The parties to the WCA and CAA agreements provided us $11,090,630 of financing to acquire the Rangeview Water Rights. This amount is presented on our balance sheet as a Participating Interest liability.  In addition to repaying the initial $11.1 million of funding, the CAA provided that we would pay the parties to the CAA an additional $20,935,602 from Export Water sales. Under the CAA, these funds are to be repaid with the water resource fee portion of the water system tap fees received from Export Water sales.  Therefore, the first $32,026,232 received from the water resource taps fees derived from Export Water sales were required to be paid out under the CAA.

In the LCH Agreement, we agreed to pay the next $4,000,000 of water resource tap fees from Export Water sales to LCH, Inc. a party related to our former CEO, Thomas Clark. Further, the next $433,000 of water resource taps fees derived from Export Water sales were required to be paid to the holders of our Series B Preferred Stock. Accordingly, we would only be entitled to retain 100% of the water resource fees derived from Export Water sales after we paid out $36,459,232.

During 2004, we offered to repurchase certain of these contingent obligations in order to reduce our aggregate commitment of $36.5 million to third parties, thereby allowing us to retain more of the cash flows from Export Water sales. As a result of these negotiations, we acquired the rights to $8,199,333 of CAA obligations in exchange for payments of $2,750,000 in cash and issuance of 40,512 shares of our restricted common stock. As a result of these transactions, we will now retain $8,417,833 of the initial $32,026,232 of the water resource fees related to Export Water sales. The CAA includes contractually established priorities, and the rights we acquired includes $5.6 million in the highest priority level. Of the remaining $26,426,232 due under the CAA (after our initial $5.6 million), we will retain $2,817,833 at various priority levels.  Based on the original accounting treatment for these contingent obligations, we recorded net extinguishment charges totaling approximately $217,000 related to these transactions for the year ended August 31, 2004.

On August 31, 2004 we entered into the Settlement Agreement with LCH, whereby LCH released us from our obligations under the LCH Agreement and $950,000 of Notes payable to LCH in consideration of our payment of $950,000 in cash and our former CEO, Mr. Clark, surrendering 306,280 shares of common stock (which were pledged as collateral to secure payment of the notes). The 306,280 shares were designated to repay $1,557,110 of accrued interest payable to LCH and to obtain release of the $4.0 million of contingent obligations, which represents our obligations under the LCH Agreement extending the $32.0 million of obligations under the CAA to $36.0 million. To return Mr. Clark to his original position we will pay him $50,555 in cash and give him 300,000 shares of restricted common stock, which totals $2,465,555 (the same consideration he surrendered to LCH on our behalf), which is reported as a payable to a former officer on the accompanying balance sheet. Based on the original accounting treatment for this contingent obligation, we recorded an extinguishment charge of $909,040 related to this transaction in the year ended August 31, 2004.

The acquisition of certain CAA and LCH obligations reduce the long term impact of these obligations and provide us with additional cash flows to fund our operations, to pursue other business opportunities that may arise and to potentially increase the returns we, and our shareholders, can realize. Based on the original accounting treatment for these contingent obligations, we recorded net extinguishment charges totaling approximately $1.1 million for the year ended August 31, 2004.

In the aggregate, we have acquired $12,417,833 of obligations for payments of approximately $3.99 million ($2.8 million in cash and approximately 147,000 shares of restricted common stock).

Water Reclamation

With interest heightened by an ongoing drought, most water providers in Colorado are actively pursuing the re-use of treated wastewater for irrigation and other non-potable uses. Our master plan for the Lowry Range property, and other areas in which we will work with developers to provide water service, calls for the installation of a dual water distribution system, with one pipe supplying the customer with potable water and the second pipe providing treated effluent wastewater, or "reclaimed" water, for irrigation and other nonpotable uses. A third pipe would retrieve effluent wastewater for treatment and subsequent reuse. About one-half of the water needed to meet Denver-area residential water demands is used for irrigation of lawns and landscape. We believe that treated wastewater would provide an essentially drought-proof supply of irrigation water for the areas we will serve. The Colorado Department of Public Health and Environment is currently evaluating the use of effluent wastewater for residential irrigation, and, pending the outcome of their review, we may not be able to deliver this water to residential customers. However, even if we cannot use this reclaimed water for residential irrigation , we will be able to use it in other approved commercial irrigation uses, such as for golf course watering. We expect that the implementation of an extensive water reclamation system, in which essentially all wastewater treatment plant effluent will be re-used to meet nonpotable water demands, will greatly expand our capability to provide quality water service and will reinforce our philosophy that emphasizes the importance of water recycling.

The Lowry Range Property

The State Land Board acquired the Lowry Range property, which was formerly a military practice bombing and gunnery range, in the 1960s. The Lowry Range property encompasses approximately 27,000 acres, of which 24,000 acres are within our exclusive service area.

The Lowry Range property is located in unincorporated Arapahoe County 15 miles southeast of downtown Denver and 12 miles directly south of Denver International Airport. The State Land Board has stated that the Lowry Range property is the most valuable property in its nearly 2,500,000 acre portfolio. The State Land Board has explored a number of development models for the property, including development similar to that which is ongoing adjacent to the property's western borders, a new planned community, and a compact development model with high density village centers surrounded by large expanses of open space. The State Land Board continues to review and refine the development opportunities for the Lowry Range property.

We believe that the Lowry Range property is one of the single largest contiguous parcels of primarily undeveloped land in the United States that is near a metropolitan area and owned by a single landowner. In October 2003, the State Land Board directed its staff to prepare a request for proposal to send to the development community to seek assistance with the planning and development of this tract of property. The State Land Board has engaged the Urban Land Institute to assist in the preparation of evaluation criteria for a request for qualification and request for proposal.

We have designed and constructed, and we currently operate and maintain, water and wastewater facilities that service customers on the Lowry Range property. We currently have one facility that during 2003 provided, treated and delivered approximately 47 million gallons of potable water and treated approximately 7 million gallons of wastewater. We intend to design, construct and operate the facilities serving customers on the Lowry Range property together with facilities serving customers in areas outside the Lowry Range property in a unified manner to capitalize on economies of scale.

Full build-out of the Lowry Range property is likely to take more than 30 years, with initial development dependent on the decisions of the State Land Board and the results of the proposal process.

Export Water

Colorado municipalities have strong incentives to attract commercial development to their areas, as a large portion of their revenues are derived through sales tax receipts. Cities and municipalities historically have used water availability as a means to attract development in competition with other municipalities. As water has become scarce, cities and municipalities have begun requiring property developers to demonstrate that they have sufficient water supplies for their proposed projects before the cities and municipalities will consider rezoning applications. This is forcing developers to find adequate water supplies in order to develop new property.

Our water marketing activities are centered around targeting our water and wastewater services to developers and homebuilders developing new areas of the Denver metropolitan area. Our water supplies are largely undeveloped and are located in the southeast portion of the greater Denver area in Arapahoe County, one of the fastest growing regions of the Denver metropolitan area. We work with area developers to investigate water supply constraints, water and wastewater utility issues, market demand, transportation concerns, employment centers and other issues in order to identify suitable areas for development.

Current Operations

At this time, we operate and maintain all of our water supply and wastewater treatment facilities with limited assistance from third party maintenance contractors. Water deliveries during fiscal 2004 totaled about 56.3 million gallons, ranging from approximately 2 million gallons per month in the winter to nearly 8 million gallons per month in the summer. Our wastewater treatment plant currently has a permitted capacity of 130,000 gallons per day and receives about 20,000 gallons per day.

During fiscal 2004, approximately 78% of our water and wastewater treatment revenues were from two customers. In 1998, we entered into a water service agreement with the State of Colorado Department of Human Services to provide water and wastewater services to a juvenile correction facility on the western edge of the Lowry Range property known as the Ridge View Youth Services Center. We designed and built this facility to provide water and wastewater services serving approximately 200 single family equivalents of the Ridge View Youth Services Center. Upon completion in 2001, we commenced service to this facility.

Projected Operations

In October 2003 and May 2004, we entered into two Water Service Agreements with the developer of Sky Ranch to provide water to approximately 4,850 SFE units. We have been informed by the developer that the construction of the project will begin in the spring of 2005, with the first homes available in the summer of 2005. Under the agreement, the developer must purchase at least 400 water taps before occupancy of the first home, with the first 20 expected in January 2005. The agreement permits the developer to add additional taps annually, with at least 310 taps to be purchased each year. This schedule is designed to provide us with adequate funds with which to construct the facilities needed to provide water service to the areas being built.

We will develop water and wastewater infrastructure in stages to meet demand. We anticipate that development of the entire 29,270 acre-feet of water located on the Lowry Range property will require between 250 and 300 high capacity water wells ranging in depth from 800 feet to over 2,500 feet. We will drill separate wells into each of the three principal aquifers and each well will deliver water to central water treatment facilities for treatment prior to delivery to customers. We also intend to build structures to divert surface water to four storage reservoirs to be located on the Lowry Range property. The surface water will be diverted when available and, prior to distribution to our customers, will be treated by a separate water treatment facility that we will build specifically to treat surface water. Based on independent engineering estimates, the full build-out of water facilities on the Lowry Range property will cost approximately $340 million and will accommodate water service for up to 80,000 SFE units, which includes both customers located in and outside the Lowry Range property service area.

We intend to design, construct and operate our own wastewater treatment facilities using advanced wastewater treatment technologies currently available in the market. We plan to store our treated effluent water in surface water reservoirs for reuse in our irrigation water system. The combination of deep well water from our non-tributary water supplies, surface water supplies from two surface water streams that flow through the Lowry Range property and the reuse of the treated effluent water supplies will provide an advanced water management system that maximizes the use and reuse of our valuable water supplies.

We currently operate one system serving customers on the Lowry Range property that has a capacity to treat approximately 130,000 gallons of wastewater per day; current utilization is approximately 20,000 gallons per day. We anticipate that the full build-out of wastewater facilities on the Lowry Range property will cost approximately $68.4 million and will accommodate up to approximately 12.3 million gallons of wastewater per day serving an estimated 47,000 SFE units.

We intend to utilize third party contractors to construct our facilities and we will employ licensed water and wastewater operators to operate our water and wastewater systems. At full buildout, we expect to employ approximately 50 professionals to operate our systems, read meters, bill customers, and manage our operations. We will take advantage of advanced technologies to keep personnel requirements and operating costs low. Currently available technologies enable meter reading and billing to be done automatically, reducing associated handling and labor costs.

Rangeview Metropolitan District

The Rangeview Metropolitan District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range property. The District will utilize the 29,270 acre-feet of water leased to it by the State Land Board located on the Lowry Range property for service to customers on and off the Lowry Range property. The District was formed following, and based on, the purchase in 1986 of a 40 acre parcel of vacant land located in unincorporated Arapahoe County near but not on the Lowry Range property. This land comprises all of the property currently within the boundaries of the District.

The District is run by an elected board of directors. The only eligible voters and the only persons eligible to serve as directors are the owners of property in the 40 acre boundary of the District. The current directors of the District are Thomas P. Clark, Mark W. Harding, Scott E. Lehman (all are employees of Pure Cycle) and Thomas Lamm.

We are party to a Right of First Refusal Agreement with the owners of the property comprising the District. Pursuant to a tenancy in common agreement, in the event of death, bankruptcy or incompetence of any tenant, that tenant's estate or representative must offer the property interest of that tenant to the remaining tenants for purchase. If the remaining tenants do not purchase all of such person's interest, the property must be offered to us pursuant to its Right of First Refusal Agreement. In addition, if any tenant wants to sell his interest in the parcel, such tenant must find a bona fide buyer and then offer the property to us. We have the right, at our option, to buy the property by matching the terms of the bona fide third party offer or by paying the appraised value of the property as determined by independent appraisers. A tenant may also negotiate a sale directly with us if he elects not to locate a bona fide buyer. Each of the directors listed above, as well as Pure Cycle, currently own an undivided one-fifth interest in the land comprising the District. Under applicable Colorado law, entities are not qualified to serve as directors of municipal districts and may not vote. Our former CEO, President and Secretary all serve as elected members of the Board of Directors of the District.

We and the board of directors of the District have attempted to transact business between the District and us on an arms-length basis. The conflicts of interest of the directors in transactions between us and the District are disclosed in filings with the Colorado Secretary of State. The District and we were each represented by separate legal counsel in negotiating the water service agreement and wastewater service agreement between the parties. The agreements were also approved by the two members of the District's board who were not our employees and by the State Land Board.

It is likely that at some point in the future, the board of directors of the District will be comprised entirely of directors independent from Pure Cycle. As the State Land Board develops the Lowry Range property, landowners on the Lowry Range property may petition to include their land within the District's boundaries. Provided such petition complies with applicable law, the District is required by its lease with the State Land Board to proceed with due diligence to include the area designated in such petition within the District's boundaries. As the District's boundaries expand beyond the initial 40 acre parcel, the base of persons eligible to serve as directors and eligible to vote will also increase. A board of the District that is not controlled by us would not have the power to take away from us the water rights embedded in our existing agreements.

Competition

Although we have exclusive, long term water and wastewater service contracts for the Lowry Range property service area, our business of providing water service using our Export Water is subject to competition. Alternate sources of water are available, principally from other private parties, such as farmers owning senior water rights that are no longer being economically used in agriculture, and municipalities seeking to annex newly developed areas in order to increase their tax base. Our principal competition in areas close to the Lowry Range property would be the City of Aurora. The principal factors affecting competition for potential purchasers of Export Water include the availability of water for the particular purpose, the cost of delivering the water to the desired location, and the reliability of the water supply during drought periods. We believe that our assets provide us with a competitive advantage because our legal rights to the assets have been confirmed for municipal use, our water supply is close to Denver area water users and our pricing structure is competitive. Further, the size of the Lowry Range property service area and the amount of property that can be served by the Export Water will provide us with economies of scale that should give us advantages over our competitors.

Risk Factors

Our business faces significant risks. These risks include those listed below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risk factors actually occurs, our business could be materially adversely affected. These risks should be read in conjunction with the other information set forth in this report.

WE ARE DEPENDENT FOR FUTURE REVENUES ON DEVELOPMENT OF THE LOWRY RANGE AND OF THE OTHER AREAS NEAR OUR RANGEVIEW WATER ASSETS THAT ARE POTENTIAL MARKETS FOR OUR EXPORT WATER.

We expect that our principal source of future revenue will be from two 85 year contracts that entitle us to provide water and wastewater service in the Lowry Range service area. The timing and amount of these revenues will depend significantly on the development of this area. The land in the Lowry Range property is owned by the State Land Board, which is in the early stages of considering various development alternatives, but no timetable exists for development. We are not able to determine the timing of water sales or the timing of development. There can be no assurance that development will occur, or that water sales will occur on acceptable terms or in the amounts or time required for us to support our costs of operation. Because of the prior use of the Lowry Range property as a military facility, environmental clean-up may be required prior to development, including the removal of unexploded ordnance. There is often significant delay in adoption of development plans, as the political process involves many constituencies with differing interests. In the event water sales are not forthcoming or development of the Lowry Range property is delayed, we may incur additional short or long-term debt obligations or seek to sell additional equity to generate operating capital.

Our operations are significantly affected by the general economic conditions for real estate development and the pace and location of real estate development activities in the greater Denver metropolitan area, most particularly areas such as Sky Ranch which are near to our Rangeview water assets and thus are potential markets for our Export Water. Increases in the number of our water and wastewater connections, our connection fees and our billings and collections will depend on real estate development in this area. We have no ability to control the pace and location of real estate development activities which affect our business.

OUR NET LOSSES MAY CONTINUE AND WE MAY NOT HAVE SUFFICIENT LIQUIDITY TO PURSUE OUR BUSINESS OBJECTIVES.

We have experienced significant net losses and could continue to incur net losses. For the years ended August 31, 2004 and 2003, we had net losses of approximately $1,976,000 and $321,000, respectively, on revenues of $205,000 and $225,000 in the respective periods. Our cash flow from operations has been insufficient to fund our operations in the past, and we have been required to raise debt and equity capital to remain in operation. Since 1998, we have raised approximately $9.4 million through the issuance of approximately 1.8 million shares of common stock to support our operations. Our ability to fund our operational needs and meet our business objectives will depend on our ability to generate cash from future operations. If our future cash flow from operations and other capital resources are insufficient to fund our operations and the significant capital expenditure requirements to build our water delivery systems, we may be forced to reduce or delay our business activities, or seek to obtain additional debt or equity capital, which may not be available on acceptable terms, or at all.

THE RATES WE ARE ALLOWED TO CHARGE CUSTOMERS ARE LIMITED BY THE DISTRICT'S CONTRACT WITH THE STATE LAND BOARD AND OUR CONTRACT WITH THE DISTRICT AND MAY BE INSUFFICIENT TO COVER OUR COSTS OF CONSTRUCTION AND OPERATION.

The price we can charge for our water and wastewater services are subject to pricing regulations set in the District's contract with the State Land Board and our contract with the District. Both the tap fees and our usage rates and charges are based on the average of the rates of three surrounding quasi-governmental water providers. We survey annually the tap fees and rates and charges from the water providers that comprise our rate base group and set our tap fees and rates and charges based on the average of those charged by this group. Our costs associated with the construction of water delivery systems and the production, treatment and delivery of our water are subject to market conditions and other factors, which may increase at a significantly greater rate than the prices charged by our rate base water providers. Factors beyond our control and which cannot be predicted, such as drought, water contamination and severe weather conditions, like tornadoes and floods, may result in additional labor and material costs that may not necessarily be recoverable under our operations and maintenance contracts, creating additional differences from the costs of our rate base water providers. Increased customer demand can also increase the overall cost of our operations. If the costs for construction and operation of our water services, including the cost of extracting our groundwater, exceed our revenues, we may petition the State Land Board for rate increases. We cannot assure that the State Land Board would grant us approval to increase rates beyond the average of the rate base water providers. Our profitability could be negatively impacted if we experience an imbalance of costs and revenues and are not successful in receiving approval for rate increases.

WE ONLY HAVE FOUR EMPLOYEES AND MAY NOT BE ABLE TO MANAGE THE INCREASING DEMANDS OF OUR EXPANDING OPERATIONS.

We expect that our activities relating to the Sky Ranch agreement will significantly expand our business, and we are actively pursuing additional development opportunities in areas near Sky Ranch, as well as acquisition opportunities to continue to grow our operations. We currently have only four employees to administer our existing assets, interface with applicable governmental bodies, market our services, and plan for the construction and development of our future assets. We may not be able to maximize the value of our water assets because of our limited manpower. We depend significantly on the services of Mark Harding, our President. The loss of Mr. Harding would cause a significant interruption of our operations. The success of our future business development and ability to capitalize on growth opportunities depends on our ability to attract and retain additional experienced and qualified persons to operate and manage our business. State regulations set the training, experience and qualification standards required for our employees to operate specific water and wastewater facilities. Failure to find state-certified and qualified employees to support the operation of our facilities could put us at risk, among other things, for operational errors at the facilities, for improper billing and collection processes, and for loss of contracts and revenues. We cannot assure you that we can successfully manage our assets and our growth.

OUR BUSINESS IS SUBJECT TO GOVERNMENTAL REGULATION AND PERMITTING REQUIREMENTS.  WE MAY BE ADVERSELY AFFECTED BY ANY FUTURE DECISION BY THE COLORADO PUBLIC UTILITIES COMMISSION TO REGULATE US AS A PUBLIC UTILITY AND TO IMPOSE REGULATION.

The Colorado Public Utilities Commission (CPUC) regulates investor-owned water companies that hold themselves out to the public as serving, or ready to serve, all of the public in a service area. The CPUC regulates many aspects of public utilities' operations, including the location and construction of facilities, establishing water rates and fees, initiating inspections, enforcement and compliance activities and assisting consumers with complaints.

Although we act as a service provider under contracts with quasi-municipal metropolitan districts that are exempt by statute from regulation by the CPUC, the CPUC could decide to regulate us as a public utility. If this were to occur, we might incur significant expense challenging the CPUC's assertion of authority, and we may be unsuccessful. In the future, existing regulations may be revised or reinterpreted, and new laws and regulations may be adopted or become applicable to us or our facilities. If we become regulated as a public utility, our ability to generate profits could be limited and we might incur significant costs associated with regulatory compliance.

THERE ARE MANY OBSTACLES TO OUR ABILITY TO REALIZE ON OUR PARADISE WATER ASSETS.

We currently earn no revenues from our Paradise water assets, which as of August 31, 2004 are recorded at $5,498,124. Our ability to convert our Paradise water supply into an income generating asset is limited. While there is demand for water in the downstream states of California, Nevada and Arizona, Colorado law prohibits the export of water out of state without obtaining a Water Court decree. To issue a decree the Water Court must find that the export is not in violation of the provisions of interstate compacts and does not prevent Colorado from complying with its interstate compact obligations. In addition, there are significant difficulties and costs involved in transporting the water out of the Colorado River watershed to the Denver metropolitan area. As part of our Water Court decree for the Paradise water, we are permitted to construct a storage facility on the Colorado River. However, due to the strict regulatory requirements for constructing an on-channel reservoir, completing the conditional storage right at its decreed location would also be difficult. As a result, we cannot assure you that we will ever be able to make use of this asset or sell the water profitably.

CONFLICTS OF INTEREST MAY ARISE RELATING TO THE OPERATION OF THE RANGEVIEW METROPOLITAN DISTRICT.

Our officers and employees constitute a majority of the directors of the Rangeview Metropolitan District and Pure Cycle, along with our officers and employees and one unrelated individual, own as tenants in common the 40 acres that form the District. We have made loans to the District to fund its operations. At August 31, 2004, total principal and interest owed to us by the District was approximately $414,000. The District is a party to our agreements with the State Land Board and receives fees of 5% of the revenues from the sale of water on the Lowry Range property, and will hold title to the water distribution system at the Sky Ranch development. Proceeds from the fee collections will initially be used to repay the District's obligations to us, but after these loans are repaid, the District is not required to use the funds to benefit Pure Cycle. We have received benefits from our activities undertaken in conjunction with the District, but conflicts may arise between our interests and those of the District, and with our officers who are acting in dual capacities in negotiating contracts to which both we and the District are parties. We expect that the District will expand when more properties are developed and become part of the District, and our officers acting as directors of the District will have fiduciary obligations to those other constituents. There can be no assurance that all conflicts will be resolved in the best interests of Pure Cycle and its stockholders. In addition, other landowners coming into the District will be eligible to vote and to serve as directors of the District. There can be no assurances that our officers and employees will remain as directors of the District or that the actions of a subsequently elected board would not have an adverse impact on our operations.

WE ARE REQUIRED TO MAINTAIN STRINGENT WATER QUALITY STANDARDS AND ARE SUBJECT TO REGULATORY AND ENVIRONMENTAL RISKS.

We must provide water that meets all federal and state regulatory water quality standards and operate our water and wastewater facilities in accordance with the standards. We face contamination and pollution issues regarding our water supplies. Improved detection technology, increasingly stringent regulatory requirements, and heightened consumer awareness of water quality issues contribute to an environment of increased focus on water quality. In contrast with other providers in Colorado, we are combining the water delivery and wastewater treatment processes, which may introduce technical treatment issues that make compliance with water quality standards more difficult. We plan to return effluent wastewater for irrigation and other nonpotable uses, although the CDPHE is currently evaluating the use of effluent wastewater for residential irrigation. We cannot assure you that we will be able in the future to reduce the amounts of contaminants in our water to acceptable levels. In addition, the standards that we must meet are constantly changing and becoming more stringent. For example, in February 2002, the U.S. Environmental Protection Agency lowered the arsenic standard in drinking water from 50 parts per billion to 10 parts per billion. Future changes in regulations governing the supply of drinking water and treatment of wastewater may have a material adverse impact on our financial results.

We handle certain hazardous materials at our water treatment facilities, primarily sodium hypochlorite. Any failure of our operation of the facilities in the future, including sewage spills, noncompliance with water quality standards, hazardous materials leaks and spills, and similar events could expose us to environmental liabilities, claims and litigation costs. We cannot assure you that we will successfully manage these issues, and failure to do so could have a material adverse effect on our future results of operations by increasing our costs for damages and cleanup.

OUR CONTRACTS FOR THE CONSTRUCTION OF WATER AND WASTEWATER PROJECTS MAY EXPOSE US TO CERTAIN COMPLETION AND PERFORMANCE RISKS.

We will rely on independent contractors to construct our water and wastewater facilities. These construction activities may involve risks, including shortages of materials and labor, work stoppages, labor relations disputes, weather interference, engineering, environmental, permitting or geological problems and unanticipated cost increases. These issues could give rise to delays, cost overruns or performance deficiencies, or otherwise adversely affect the construction or operation of the water delivery system.

In addition, we may experience quality problems in the construction of our systems and facilities, including equipment failures. We cannot assure you that we will not face claims from customers or others regarding product quality and installation of equipment placed in service by contractors.

Certain of our contracts may be fixed-price contracts, in which we may bear all, or a significant portion of, the risk for cost overruns. Under these fixed-price contracts, contract prices are established in part based on fixed, firm subcontractor quotes on contracts and on cost and scheduling estimates. These estimates may be based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials, and other issues. If these subcontractor quotations or cost estimates prove inaccurate, or if circumstances change, cost overruns may occur, and our financial results would be negatively impacted. In many cases, the incurrence of these additional costs are not within our control.

We may have contracts in which we guarantee project completion by a scheduled date. At times, we may guarantee that the project, when completed, will achieve certain performance standards. If we fail to complete the project as scheduled, or if we fail to meet guaranteed performance standards, we may be held responsible for cost impacts and/or penalties to the customer resulting from any delay or for the costs to alter the project to achieve the performance standards. To the extent that these events occur, and are not due to circumstances for which the customer accepts responsibility, and cannot be mitigated by performance bonds or the provisions of our agreements with contractors, the total costs of the project would exceed our original estimates and our financial results would be negatively impacted.

Our customers may require us to secure performance and completion bonds for certain contracts and projects. The market environment for surety companies has become more risk averse. We secure performance and completion bonds for our contracts from these surety companies. To the extent we are unable to obtain bonds, we may not be awarded new contracts. We cannot assure you that we can secure performance and completion bonds where required.

We may operate engineering and construction activities for water and wastewater facilities where design, construction or system failures could result in injury to third parties or damage to property. Any losses that exceed claims against our contractors, the performance bonds and our insurance limits at facilities so managed could result in claims against us. In addition, if there is a customer dispute regarding performance of our services, the customer may decide to delay or withhold payment to us.

Item 2.	Description of Property

We currently occupy approximately 1,800 square feet of office space at no cost from Thomas P. Clark, our former CEO, at the address shown on the cover page. There is no written lease agreement.

We own a total gross volume of 1,165,000 acre feet (approximately 11,650 acre feet per year) of non-tributary groundwater, an option to substitute 1,650 acre feet of tributary surface water in exchange for a total gross volume of 165,000 acre feet of non-tributary groundwater, and surface storage rights from the District. See "Item 1. Description of Business - Description of Company's Assets - Rangeview Water Supply." We are a party to two eighty-five year water privatization agreements with the Rangeview Metropolitan District which entitle us to design, construct, operate and maintain the water and wastewater systems which serve customers within the District’s Service Area. In exchange, we receive 95% of all amounts received by the District for water services net of payment of royalties totaling 12% of gross revenues to the State of Colorado Board of Land Commissioners, and 100% of the District’s wastewater tap fees and 90% of the District’s wastewater usage fees.

We own approximately 70,000 acre feet of conditional water rights, water wells and related assets in the State of Colorado by assignment and quitclaim deed. See "Item 1. Description of Business - Description of Company's Assets - Paradise Water Supply."

We own 44.6 acre feet of groundwater located in the Sky Ranch development. This represents 20% of the 223 acre feet of groundwater we will own upon exercise of our options under the DGPA. See "Item 1. Description of Business - Description of Company's Assets - Sky Ranch Water Supply."

We own an undivided one-fifth interest as a tenant-in-common in a 40-acre parcel of undeveloped land located in unincorporated Arapahoe County comprising the Rangeview Metropolitan District.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter ended August 31, 2004.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

Markets

Our common stock is traded on the NASDAQ SmallCap market under the symbol PCYO. The following table shows, for the fiscal periods indicated, the high and low sales prices of our common stock as reported by NASDAQ. Effective April 12, 2004, we effected a ten-for-one reverse stock split. Accordingly, all amounts have been restated to reflect the reverse split.

Fiscal 2004	Low	High
First	$2.00	$ 5.10
Second	$4.00	$13.00
Third	$6.00	$10.70
Fourth	$6.50	$10.25

Fiscal 2003
First	$ .90	$1.80
Second	$1.00	$2.80
Third	$1.60	$2.70
Fourth	$1.70	$3.00

On November 23, 2004, the last reported sale price of our common stock was $7.55 per share. As of November 23, 2004, there were 3,675 holders of record of our common stock.

Dividends

We have never paid any dividends on our common stock and expect for the foreseeable future to retain all of our earnings from operations, if any, for use in expanding and developing our business. Any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant. The terms of our Series B Preferred Stock prohibit payment of dividends on common stock unless all dividends accrued on the Series B Preferred Stock have been paid. See “Description of Securities - Series B Preferred Stock.”

Recent Sales of Unregistered Securities

On August 31, 2004 OAR Incorporated and Willard G. Owens sold us their rights to receive $7,199,333 (out of an aggregate of $32,026,232) from the sale of Export Water under the Comprehensive Amendment Agreement in exchange for payment of $2,500,000 in cash and the issuance of 40,512 restricted shares of the Company’s common stock. Concurrent with the execution of this agreement, Mr. Owens and us executed an Amendment of Warrant following which Mr. Owens exercised warrants and purchased, on a net exercise basis, 124,488 shares of our common stock.

We amended certain of our outstanding warrants to allow the warrantholders to use the current market value of the underlying stock as consideration for the payment of the exercise price of the warrants. Following such amendments, ten warrantholders holding rights to purchase 1,636,612 shares of common stock having a warrant exercise price of $1.80 per share used 363,243 shares underlying such warrants and having a current market value of $8.11 per share to purchase 1,273,369 newly issued shares of common stock. As of August 31, 2004, we continue to have outstanding warrants to purchase 54,894 shares of common stock at an exercise price of $1.80 per share.

On April 13, 2004 we issued 645,500 and 200,000 shares of our restricted common stock upon the conversion of the Series D Preferred Stock and Series D-1 Preferred Stock, respectively.

All of the shares issued in these transactions were issued in reliance of Section 4(2) of the Securities Exchange Act of 1933, as amended, as transactions not involving a public offering.

Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Readers are cautioned that forward-looking statements contained in this Form 10-KSB should be read in conjunction with our disclosure under the heading: “SAFE HARBOR STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995” on page 2.

General

Pure Cycle is an investor owned water and wastewater provider engaged in the design, operation and maintenance of water and wastewater systems primarily in the Denver metropolitan area with assets available to serve areas in the southwestern United States. We purchased approximately 1,165,000 acre feet of water (11,650 acre feet annually) and entered into two 85 year water and wastewater Service Agreements with the Rangeview Metropolitan District which enables us to provide water and wastewater service to the District’s Service Area and other customers located throughout the Denver area.

We are aggressively pursuing the marketing and sale of our services to developers and home builders in the Denver metropolitan region to generate current and long term revenues. As a result of the continuing growth of the Denver metropolitan region and the limited availability of new water supplies, many metropolitan planning agencies are requiring property developers to first demonstrate adequate water availability prior to any consideration for zoning requests on property development. This has resulted in us marketing our water to area developers and home builders seeking to develop new projects as well as other municipal water providers in need of additional water supplies.

We also market our water supply to private and municipal water providers in Nevada, Arizona and California for the sale of our 70,000 acre feet of Paradise Water Supply, although significant legal issues relating to interstate water transfers exist. We continue to identify, market and discuss our water supply arrangements with private companies and municipal water providers to whom we have made proposals. However, due to the strict regulatory requirements for constructing an on-channel reservoir at its current decreed location, which is required for us to utilize this asset, we cannot assure you that we will ever be able to make use of this asset or sell the water profitably.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

We have identified certain key accounting policies on which our financial condition and results of operations are dependent. These key accounting policies most often involve complex matters or are based on subjective judgments or decisions. In the opinion of management, our most critical accounting policies are those related to revenue recognition, impairment of water assets and other long-lived assets, depletion and depreciation, accounting for participating interests, royalty and other obligations, and income taxes. Management periodically reviews its estimates, including those related to the recoverability and useful lives of assets. Changes in facts and circumstances may result in revised estimates.

Revenue Recognition

We will recognize revenues relating to the receipt of tap fees as construction project income using the percentage-of-completion method, measured by the contract costs incurred to date as a percentage of the estimated total contract costs. , Contract costs include all direct material, labor and equipment costs and those indirect costs related to contract performance, such as indirect labor and supplies costs. If the construction project revenue is not fixed, we estimate revenues that are most likely to occur. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Billings in excess of costs and estimated earnings represent payments received on construction projects for which the work has not been completed. These amounts, if any, are recognized as construction progresses in accordance with the percentage-of-completion method (none in fiscal 2004)

We recognize water and wastewater service revenues as services are performed, which are based upon metered water deliveries to customers or a flat fee with respect to wastewater per SFE. We recognize costs of delivering water and processing wastewater as incurred.

Impairment of Water Assets and Other Long-Lived Assets

We review our long-lived assets for impairment on at least an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows we expect to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. We believe there were no impairments in the carrying amounts of our investments in water and water systems at August 31, 2004.

We deplete our water assets on the basis of units produced divided by the total volume of water adjudicated in the water decrees. Water and wastewater facilities we own are depreciated on a straight line basis over their estimated useful lives.

Accounting for Participating Interests

The balance sheet liability captioned "Participating interests in Rangeview water supply" represents an obligation which arose under the WCA, as amended by the CAA. We recorded an initial liability of $11,090,630, which represents the cash we received and applied to the purchase of the Rangeview Water Assets. The remainder of the potential payments due under the CAA totaling $20,935,602 represents a contingent return to the financing investors, holders of the Series A-1 Preferred Stock, and the sellers of the Rangeview Water Assets that are parties to the CAA. Of the $20,935,602, we would retain $218,500 and pay $20,717,102 to third parties. The amounts originally payable to third parties under the CAA, totaling $31,807,732, will only be payable from the water resource fee portion of the tap fees we receive from Export Water sales. During 2004, we acquired the rights to $8,199,333 of the obligations payable under the CAA for cash of $2,750,000 and 40,512 restricted shares of our common stock. In connection with these transactions, we reduced the participating interest by $2,858,920, which represents the pro-rata share of the total $31.8 million of CAA obligations payable to outside parties represented by the $8,199,333 of obligations we acquired. Based on the original accounting treatment for these contingent obligations, we recorded net extinguishment charges totaling approximately $217,000 related to these transactions for the year ended August 31, 2004.

As we recognize revenues from Export Water sales, and make payments to investors under the CAA, we will allocate a ratable percentage of the repayment to the principal portion of the initial participating interest of $11.1 million (i.e., 35%), and the balance to the expense portion, $20.9 million (i.e., 65%), as amounts are payable. The portion allocated to the principal portion will be recorded as a reduction in participating interest in Rangeview water supply.

Royalty and other obligations

Pursuant to our service agreements, royalties we incur relating to gross revenues received will be expensed in the same period that the revenue is recognized (none in fiscal 2004).

Income taxes

We use the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets until realization is more likely than not.

Results of Operations

Water and Wastewater Usage Revenues

During fiscal year 2004, we delivered approximately 56.3 million gallons of water generating water usage revenues from the sale of water to customers within our Service Area of $145,490, compared to the delivery of 47.3 million gallons of water generating $156,217 for fiscal 2003. Our water service charges are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Table 5 outlines our tiered pricing structure:

Table 5 - Tiered Pricing Structure
Consumption (1,000 gallons/month)	Price ($/1,000 gallons)
zero to 10	$2.40
>10 to 20	$3.10
>20	$5.40

This pricing structure is sensitive to the date and volume of water use. Actual water deliveries in fiscal 2004 increased approximately 19% while revenues decreased approximately 7% due primarily to lower seasonal water deliveries during peak times.

During fiscal 2004, we processed approximately 11.0 million gallons of wastewater generating wastewater usage revenues of $55,050 and incurred $11,196 in wastewater operating costs, compared to processing approximately 6.95 million gallons of wastewater in fiscal year 2003 generating wastewater usage revenues of $56,780 and incurring $10,692 in wastewater operating costs.

We incurred approximately $16,759 in operating costs during fiscal 2004 compared to $20,580 for fiscal 2003. Operating costs decreased approximately $3,800 compared to fiscal year 2003 due primarily to certain one-time costs incurred in 2003.

General and Administrative and Other Expenses

General and administrative expenses for fiscal year 2004 were $822,932, or approximately $504,750 higher than for fiscal year 2003 due primarily to increased health insurance costs, management bonuses of $170,000, payment of board of director fees of approximately $41,000, increased legal and audit and audit related fees and the expensing of approximately $64,000 provided to the District.

Interest income increased to $42,683 in fiscal year 2004, compared to $16,263 for fiscal year 2003 due primarily to increases in the average balance in our operating cash accounts and the temporary investment of capital in marketable securities from the proceeds of our stock offering in the fourth quarter of fiscal 2004.

Interest expense decreased $173,931 in fiscal year 2004 from $176,275 in fiscal year 2003 due primarily to the repayment of certain notes following the stock offering in the fourth quarter of fiscal 2004.

Our net loss increased $1.65 million in fiscal 2004 to $1.98 million, primarily due to approximately $1.13 million of extinguishment charges relating to the CAA and LCH obligation acquisitions, increased health insurance costs, management bonuses, payment of board of director fees and increased legal and audit and audit related service fees.

Liquidity and Capital Resources

Our working capital, defined as current assets less current liabilities, at August 31, 2004 was $5,554,802. We believe that at August 31, 2004, we have sufficient working capital to fund our operations for the next year. However, there can be no assurances that we will be successful in marketing the water from our primary water projects in the near term. In the event increased revenues and cash flows from providing water services are not achieved, we may incur additional short or long-term debt or seek to sell additional equity securities to generate working capital to support our operations.

Development of any of the water that we have, or are seeking to acquire, will require substantial capital investments. We anticipate that additional capital for the development of the water will be financed by the entity purchasing such water, through the sale of water taps to developers and water delivery charges to users. A water tap charge refers to a charge we impose to permit access to a water delivery system (e.g., a single-family home's tap into our water system), and a water service charge refers to a water customer's monthly water bill, generally charged per 1,000 gallons of water consumed by the customer. Annually, the developer must purchase not less than a minimum number of taps, the proceeds from which are used to expand the capacity of our water system to deliver water to additional customers in the development. We anticipate that the system development portion of tap fees will be sufficient to generate funds with which we can design and construct the necessary water facilities. However, once we receive tap fees from a developer, we are contractually obligated to construct the water delivery system for the taps paid for, even if our costs are not covered by the fees we receive. We can not assure you that our revenues will be sufficient to cover our capital costs.

On October 31, 2003 and then on May 14, 2004 we entered into Water Service Agreements with the developer of Sky Ranch. Under the Water Service Agreements we will provide water to the approximately 4,850 SFE units that are anticipated to be built at Sky Ranch. Under the terms of the Water Service Agreements as detailed in Table 1 in the “Service Agreements - Sky Ranch Water Service Agreements” section above, we are anticipating the developer will purchase the initial 20 taps during our second quarter of fiscal 2005, which would result in a payment to us of $248,400 based on current water tap prices. Additionally, under the Water Service Agreements, the developer must purchase at least 400 water taps before occupancy of the first home. The Water Service Agreements permit the developer to add additional taps annually, with at least 310 taps to be purchased each year. This schedule is designed to provide us with adequate funds with which to construct the facilities needed to provide water service to the areas being built.

The Water Service Agreements provide for 4,850 SFE connections, which at current rates and charges would generate approximately $60.2 million in total water tap fee revenues and approximately $2.8 million annually in water service revenues based on average water usage fees in Colorado. These represent gross fees and, to the extent that water service is provided using Export Water, we are required to pay a royalty to the State Land Board equal to 12% of the net revenue after deducting our costs. We expect to dedicate approximately 1,200 acre feet, or approximately 10%, of our Export Water supply (which is about 4.2% of our overall Rangeview Water Supply) for this project. We estimate we will spend approximately $25 million for infrastructure costs related to the development and delivery of water to the 4,850 SFE units.

As noted in Table 1 in the “Service Agreements - Sky Ranch Water Service Agreements” section above, before the first home is occupied, the Sky Ranch developer is obligated to purchase a minimum of 400 water taps from us. Based on the minimum purchase schedule and based on when the development plans were approved by Arapahoe County, we anticipate receiving tap fees of approximately $5.0 million, representing 400 taps, in the fiscal year ending August 31, 2005. This is based on the development of Sky Ranch beginning in the spring of 2005 with the first homes ready for occupancy in the summer or early fall of 2005. Approximately $1.36 million of this initial $5.0 million received from the purchase of tap fees will be deposited in the Special Facilities Fund to be used for construction of the transmission line to transport our Export Water from the Lowry Range property to Sky Ranch. We estimate that it will cost approximately $2.5 million to construct the infrastructure required to service the initial 400 taps. As additional water taps are acquired due to continued development of Sky Ranch, we will expand the infrastructure to meet demand as necessary. We will initially develop the 760 acre feet of water beneath the Sky Ranch property which we are purchasing from the developer of Sky Ranch. The purchased water is sufficient to provide water service to approximately 1,332 taps. Because the project has not yet commenced, we cannot assure you that these revenue and expense estimates will be the actual revenues and expenses that we will experience.

At August 31, 2004, we had outstanding debt to three related parties totaling $1,420,964 (including $729,093 of accrued interest). Of the $1.4 million of debt, $189,120 bears simple interest at 9.01%, $51,709 bears simple interest at 8.36%, $424,500 bears simple interest at the Applicable Federal Rate for short-term obligations (2.37% at August 31, 2004) and $26,542 bears no interest. The notes are payable at various dates between August 2007 and October 2007 subject to earlier payment if water sales occur. Interest is not payable on a current basis, but does accrue and is added to the principal monthly.

Operating Activities

Operating activities include revenues we receive from the sale of water and wastewater service to our customers, costs incurred in the delivery of those services, general and administrative expenses, and depreciation and depletion expenses.

During fiscal 2004, cash used by operating activities was approximately $516,000, compared to approximately $115,000 in fiscal 2003. Operating costs increased due to increased health insurance costs, management bonuses, payment of board of director fees and annual retainers, increased legal and audit and audit related fees and payments made to the District. Accrued interest on the note receivable of approximately $14,000 was offset by accrued interest on notes payable of approximately $174,000. In 2004 we repaid $1.6 million of debt along with approximately $2.0 million of accrued interest so we anticipate the level of cash required for operations during fiscal 2005 to decrease due to reduced debt obligations. However, with the anticipated start of construction at Sky Ranch in the spring of 2005, we anticipate the cash required for operations to increase overall in fiscal 2005. We will continue to provide domestic water and wastewater service to customers in our Total Service Area and we will continue to operate and maintain our water and wastewater systems with our own employees.

Investing Activities

We continue to invest in the acquisition, development and maintenance of both the Rangeview and Paradise water assets and intend to exercise our option to acquire the next 20% of the Sky Ranch groundwater under the DGPA for $50,000 in fiscal 2005. These investments include legal and engineering fees associated with adjudicating additional water through the Water Court system, as well as right-of-way permit fees to the Department of Interior Bureau of Land Management for our Paradise Water Asset.

Cash used by investing activities for fiscal 2004 was approximately $4.13 million. During fiscal 2004, we temporarily invested approximately $4.04 million in marketable securities primarily with funds generated from our equity offering. Costs of approximately $136,000 were capitalized to the Rangeview and Paradise Water Supply and system projects. During fiscal 2004 we received a $50,000 option payment from the developer of Sky Ranch related to water taps. Cash used by investing activities for fiscal 2003 was approximately $147,000. We capitalize certain acquisition, legal, engineering and permitting costs relating to the improvement of our water assets.

Financing Activities

In the fourth quarter of fiscal 2004, we completed the underwritten public offering of 1,026,263 shares of our common stock which resulted in net proceeds to us of approximately $8.07 million. We issued 908,778 shares of common stock upon conversion of warrants which resulted in proceeds to us of approximately $1.63 million and we issued 485,589 shares of common stock upon the exercise of stock options resulting in proceeds to us of approximately $874,000. Also in the fourth quarter of fiscal 2004, we repaid approximately $2.09 million of principal and accrued interest to related parties, and we paid $2.75 million to purchase approximately $8.2 million of contingent obligations under the CAA.

Impact of Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (FIN No.) 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. FIN No. 46 requires an entity to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the entity does not have a majority of voting interests. A variable interest entity is generally defined as an entity whose equity is unable to finance its activities or whose owners lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this Interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. We have determined that we are not a party to a variable interest entity.

In June 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a nonpublic entity.  For mandatorily redeemable financial instruments of a nonpublic entity, this statement is effective for fiscal periods beginning after December 15, 2003.  The adoption of SFAS No. 150 had no impact on our results of operations or financial position.

Total Contractual Cash Obligations

A summary of our total contractual cash obligations as of August 31, 2004, is as follows:

Table 4 - Contractual Cash Obligations (in millions)
		Payments Due By Period
Contractual Obligations	Total	Less Than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$1.40	-	-	$1.40	-

Additionally, we are contingently liable for payments to third parties totaling $24,041,399 upon the sale of Export Water taps. The timing of these payments is determined based on Export Water tap sales and as such, it is unknown if and when these payments will ultimately be made.

Item 7.	Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors

Pure Cycle Corporation:

We have audited the accompanying balance sheets of Pure Cycle Corporation (the Company) as of August 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation as of August 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Denver, Colorado
October 29, 2004

PURE CYCLE CORPORATION
BALANCE SHEETS

	August 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,574,201	$525,780
Marketable securities	4,055,643	-
Trade accounts receivable	50,238	67,687
Interest receivable	24,516	-
Prepaid insurance	34,077	-
Total current assets	5,738,675	593,467

Investments in water and systems (Note 3):
Rangeview water supply	13,786,125	13,710,773
Paradise water supply	5,498,124	5,494,323
Rangeview water system	151,798	148,441
Sky Ranch water supply	50,000	-
Water supply - other	3,360	-
Investment in water and systems	19,489,407	19,353,537
Accumulated depreciation & depletion	(16,286)	(10,543)
Total water and water systems	19,473,121	19,342,994

Note receivable - related party, including accrued interest (Note 5)	413,805	399,902
Other assets	-	77,041
Total assets	$25,625,601	$20,413,404

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,946	$8,244
Accrued liabilities (Note 6)	180,927	43,528
Total current liabilities	183,873	51,772

Payable to former officer of the Company (Notes 3 and 12)	2,465,555	-
Deferred revenue	17,435	-
Long-term debt - related parties, including accrued interest (Note 7)	1,420,964	4,889,545
Participating interests in Rangeview water supply (Note 3)	8,214,275	11,090,630
Total liabilities	12,302,102	16,031,947

Stockholders' equity (Note 8):
Preferred stock, par value $.001 per share;
25,000,000 shares authorized:
Series A1- 0 and 1,600,000 shares issued and outstanding in 2004 and 2003	-	1,600
Series B- 432,513 shares issued and outstanding in 2004 and 2003	433	433
Series D- 0 and 6,455,000 shares issued and outstanding in 2004 and 2003	-	6,455
Series D1- 0 and 2,000,000 shares issued and outstanding in 2004 and 2003	-	2,000

Common stock, par value 1/3 of $.01 per share; 225,000,000 shares authorized; 13,316,135 and 7,843,976 shares issued and outstanding in 2004 and 2003	44,387	26,146
Additional paid-in capital	36,407,105	25,512,427
Unrealized gain on available-for-sale securities	14,834	-
Accumulated deficit	(23,143,260)	(21,167,604)
Total stockholders' equity	13,323,499	4,381,457
Total liabilities and stockholders’ equity	$25,625,601	$20,413,404

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS

	Years ended August 31,
	2004	2003
Revenues
Water usage revenues	$145,490	$156,217
Wastewater processing revenues	55,050	56,780
Revenue - other	4,416	12,435
	204,956	225,432

Water service operating expense	(16,759)	(20,580)
Wastewater service operating expense	(11,196)	(10,692)
Other expense	(2,889)	(6,224)
	(30,844)	(37,496)
Gross margin	174,112	187,936

General and administrative expense	(822,934)	(318,182)
Depreciation expense	(4,948)	(4,948)
Depletion expense	(795)	(637)
Operating loss	(654,563)	(135,831)

Other income (expenses):
Interest income	42,683	16,263
Interest expense - related parties	(173,931)	(176,275)
Amortization of warrants	(75,600)	(25,200)
Gain on sales of marketable securities	11,996	-
Extinguishment of contingent obligations	(1,126,239)	-
Total other income (expense)	(1,321,091)	(185,212)

Net loss	$(1,975,656)	$(321,043)

Basic and diluted net loss per common share	$(.22)	$(.04)

Weighted average common shares outstanding - basic and diluted	8,879,771	7,843,976

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED AUGUST 31, 2004 AND 2003

							Additional	Accumulated		Total

	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated	Stockholders’

	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance at August 31, 2002	8,487,513	$8,488	7,843,976	$26,146	-	$-	$25,014,427	$-	$(20,846,561)	$4,202,500

Preferred stock issued in exchanges, net	2,000,000	2,000	-	-	(2,000,000)	(500,000)	498,000	-	-	-

Common stock issued from Treasury stock	-	-	-	-	2,000,000	500,000	-	-	-	500,000

Net loss	-	-	-	-	-	-	-	-	(321,043)	(321,043)

Balance at August 31, 2003	10,487,513	10,488	7,843,976	26,146	-	-	25,512,427	-	(21,167,604)	4,381,457

Preferred stock converted to common stock	(10,055,000)	(10,055)	1,737,648	5,792	-	-	4,263	-	-	-

Sale of common stock , less expenses of $1,164,201	-	-	1,026,263	3,421	-	-	8,063,459	-	-	8,066,880

Common stock issued upon exercise of warrants	-	-	2,182,147	7,274	-	-	1,628,525	-	-	1,635,799

Common stock issued upon exercise of stock options	-	-	485,589	1,619	-	-	872,444	-	-	874,063

Common stock issued in CAA acquisition	-	-	40,512	135	-	-	325,987	-	-	326,122

Unrealized gains on marketable securities	-	-	-	-	-	-	-	14,834	-	14,834

Net loss	-	-	-	-	-	-	-	-	(1,975,656)	(1,975,656)

Comprehensive loss										(1,960,822)

Balance at August 31, 2004	432,513	$433	13,316,135	$44,387	-	$-	$36,407,105	$14,834	$(23,143,260)	$13,323,499

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS

	Years ended August 31,
	2004	2003

Cash flows from operating activities:
Net loss	$(1,975,656)	$(321,043)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	4,948	4,948
Depletion expense	795	637
Amortization of warrants	75,600	25,200
Change in accrued interest	173,932	176,275
Extinguishment of contingent liabilities	1,126,241	-
Interest added to principal on Notes receivable - related party	(13,903)	(14,186)
Changes in operating assets and liabilities:
Trade accounts receivable	17,449	(16,768)
Other assets	(57,152)	-
Accounts payable and accrued liabilities	132,102	29,893
Net cash used by operating activities	(515,644)	(115,044)

Cash flows from investing activities:
Investments in water supply	(129,153)	(146,896)
Investments in water systems	(6,717)	-
Purchase of available-for-sale securities	(8,076,016)	-
Sales of available-for-sale securities	4,035,207	-
Option payments received	50,000	-
Net cash used by investing activities	(4,126,679)	(146,896)

Cash flows from financing activities:
Proceeds from sale of common and preferred stock, net	10,576,743	500,000
Payments to purchase contingent liabilities	(2,750,000)	-
Payments pursuant to the Comprehensive Amendment Agreement	(50,000)	-
Payments on long-term debt - related parties	(2,085,999)	-
Net cash provided by financing activities	5,690,7424	500,000

Net increase in cash and cash equivalents	1,048,421	238,060
Cash and cash equivalents beginning of year	525,780	287,720
Cash and cash equivalents end of year	$1,574,201	$525,780

Supplemental disclosure of non-cash activities:
Common stock issued to acquire contingent obligations	$326,122	$-
Preferred stock converted to common stock	$10,055	$498,000

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2004 AND 2003

NOTE 1 - ORGANIZATION AND BUSINESS

Pure Cycle Corporation (the Company) was incorporated in Delaware in 1976, owns certain water assets located in the Denver, Colorado metropolitan area and on the western slope of Colorado and is providing water and wastewater services to customers located in the Denver metropolitan area (the Service Area). The Company operates water and wastewater systems and provides services which include the design, construction, operation and maintenance of such systems. The Company also owns patented water recycling technologies which are capable of processing wastewater into potable drinking water. The Company’s focus is to provide water and wastewater service to customers within its Service Area.

Although the Company believes it will be successful in marketing the water from its water projects as described below, there can be no assurance that sales can be made on terms acceptable to the Company. The Company's ability to ultimately realize its investment in its primary water projects is dependent on its ability to successfully market the water, or in the event it is unsuccessful, to sell the underlying water assets.

The Company believes that at August 31, 2004, it has sufficient working capital and financing sources to fund its operations for the next year. There can be no assurances, however, that the Company will be successful in marketing the water from its primary water projects in the near term. In the event increased sales are not achieved, the Company , incur additional short or long-term debt or seek to sell additional shares of common or preferred stock or stock purchase warrants, as deemed necessary by the Company, to generate working capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

The Company recognizes construction project income using the percentage-of-completion method, measured by the contract costs incurred to date as a percentage of the estimated total contract costs. Contract costs include all direct material, labor, and equipment costs and those indirect costs related to contract performance such as indirect labor and supply costs. If the construction project revenue is not fixed, the Company estimates revenues that are most likely to occur. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Billings in excess of costs and estimated earnings represent payments received on construction projects under which the work has not been completed. These amounts, if any, are recognized as construction progresses in accordance with the percentage-of-completion method. The Company did not recognize any construction project income during the years ended August 31, 2004 and 2003.

The Company recognizes water usage revenues upon delivering water to customers. The Company recognizes wastewater processing revenues based on flat fees assessed per single family equivalent (“SFE”) unit served. Costs of delivering water and providing wastewater service to customers are recognized as incurred. Revenues from the sale of water and wastewater taps is recognized when taps are sold.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and cash equivalents

Cash and cash equivalents include all highly liquid debt and equity instruments with an original maturity of three months or less. The Company’s cash equivalents are comprised of money market funds and investments in debt securities.

Financial instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments in marketable securities and notes payable - related parties. The Company places its cash equivalents and investments with a high credit-quality financial institution. The Company invests its excess cash primarily in money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations. To date, the Company has not experienced significant losses on any of these investments. The notes payable - related parties bear interest at rates that approximate market.

Cash flows

During 2004 the Company paid $485,999 of interest. No cash was paid for interest in 2003 and no cash was paid for income taxes in 2004 or 2003. See Note 8 for discussion regarding non-cash exchange of common stock for warrants.

Marketable securities

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations each fiscal quarter. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company had no investments classified as held-to-maturity at August 31, 2004 or 2003, respectively.

Debt securities for which the Company does not have the positive intent or ability to hold to maturity are classified as available-for-sale, along with any investments in equity securities (the Company had no investments in equity securities at August 31, 2004 or 2003). Securities classified as available-for-sale are marked to market at each fiscal quarter. Changes in value on such securities are recorded, net of tax, as a component of Other comprehensive income. The cost of securities sold is based on the specific identification method. All the available-for-sale securities were purchased in 2004. The following is a summary of such securities at August 31, 2004:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$3,262,616	$-	$-	$3,262,616
U.S. government debt securities	1,095,862	2,646	-	1,098,508
U.S. corporate debt securities	4,151,225	13,254	(1,066)	4,163,413
Total investments	8,509,703	15,900	(1,066)	8,524,537
Less investments classified as cash equivalents	4,467,789	1,105	-	4,468,894
Total marketable securities	$4,041,914	$14,795	$(1,066)	$4,055,643

In 2004, gross realized gains totaled $11,996. The aggregate fair value of investments with unrealized gains and unrealized losses as of August 31, 2004 was $4,755,465 and $506,456, respectively. All investments with unrealized losses at August 31, 2004 have been in a loss position for less than a year.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s marketable securities mature at various dates through 2009. However, these securities represent the temporary investment of capital and it is not managements’ intention to hold these securities until maturity.

Long-lived assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes there are no impairments in the carrying amounts of its investments in water and water systems at August 31, 2004.

Water and wastewater systems

The Company capitalizes certain legal, engineering and permitting costs relating to the adjudication and improvement of its water assets.

Depletion and depreciation of water assets

The Company depletes its water assets on the basis of units produced divided by the total volume of water adjudicated in the water decrees. Water systems are depreciated on a straight line basis over their estimated useful lives of 30 years. The Company recorded $795 and $637 of depletion related to the Rangeview Water Supply in 2004 and 2003, respectively, and the Company recorded $4,948 of depreciation related to the Rangeview Water Systems in both 2004 and 2003. No depletion is taken against the Paradise Water Supply as this water supply remains unutilized through 2004.

Stock-based compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation as specified in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. The pro forma disclosure of net loss and loss per share required by SFAS No. 123 is shown below.

	2004	2003
Net loss, as reported	$(1,975,656)	$(321,043)

Add back stock-based employee compensation expense included in reported net loss	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all options and warrants	(107,633)	-

Pro forma net loss	(2,083,289)	(321,043)

Weighted average common shares outstanding - basic and diluted	8,879,771	7,843,976
Pro forma net loss per share	$(.24)	$(.04)

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 0% dividend yield, 112.89% volatility, risk free rates between 1.0% and 1.5%, and an expected life of six years. Using the Black-Scholes option-pricing model, the weighted-average fair value of options granted during 2004 was $6.91 per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable single measure of fair value of its employee stock-based compensation.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryovers. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Comprehensive Income

In addition to net loss, comprehensive income includes the cumulative unrecognized changes in the fair value of marketable securities that are classified as available-for-sale.

Reverse Stock Split

Effective April 12, 2004, stockholders approved a ten-for-one reverse stock split. Subsequent to the approval, every ten shares of the Company’s common stock were replaced with one share of its common stock. Accordingly, all share and per share amounts for all periods presented have been restated to reflect the reverse split.
Loss per common share

Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 2,614,318 and 6,774,689 common share equivalents as of August 31, 2004 and 2003, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

NOTE 3 - WATER SUPPLIES AND SYSTEMS

Rangeview water supply and system

Beginning in 1987, the Company initiated the purchase of the Rangeview water assets. From 1987 through 2004, the Company made payments to the sellers of the Rangeview water assets and capitalized costs incurred relating to the acquisition of the water assets totaling $12,038,161, and capitalized certain direct costs relating to improvements to the asset which include legal and engineering costs totaling $1,747,964.

In April 1996, the Company completed the purchase of the Rangeview water assets and entered into a water privatization agreement with the State of Colorado and the Rangeview Metropolitan District (the District), a related party, which enabled the Company to acquire ownership rights to a total gross volume of 1,165,000 acre feet of groundwater (approximately 11,650 acre feet per year), an option to substitute 1,650 acre feet of surface water in exchange for a total gross volume of 165,000 acre feet of groundwater, and the use of surface reservoir storage capacity (collectively referred to as the “Export Water Supply”).

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - WATER SUPPLIES AND SYSTEMS (Continued)

In addition to the Export Water Supply, the Company entered into a Water and Wastewater Service Agreement (the Service Agreement) with the District which grants the Company an eighty-five year exclusive right to design, construct, operate and maintain the District’s water and wastewater systems. In exchange for designing, constructing, operating and maintaining the District’s water and wastewater system, the Company will receive; (i) 95% of the District’s water revenues remaining after payment of royalties totaling 12% of gross revenues to the State Land Board, (ii) 100% of the District’s wastewater system development charges and (iii) 90% of the District’s wastewater usage charges. The Company delivered approximately 56.3 million and 47.3 million gallons of water to customers in the Service Area in fiscal 2004 and 2003, respectively. The Company processed approximately 11.0 million and 6.95 million gallons of wastewater from customers within its Service Area during fiscal 2004 and 2003, respectively.

The Company commenced the purchase of its principle water assets through a Water Commercialization Agreement (WCA), an agreement with a related investor (the “LCH Agreement”) and the sale of 432,513 shares of Series B Preferred Stock. The WCA was entered into in 1990 and amended in 1991 and 1992 and again in 1996 by the signing of the Comprehensive Amendment Agreement (CAA). The parties to the WCA and CAA agreements provided the Company $11,090,630 of financing to acquire the Rangeview Water Rights. This amount is presented on the accompanying balance sheet as a Participating Interest liability. In addition to repaying the initial $11.1 million of funding, the CAA provided that the Company would pay the parties to the CAA an additional $20,935,602 from Export Water sales (of which, $218,500 is maintained by the Company). Under the CAA, these funds are to be repaid with the water resource fee portion of the water system tap fees received from Export Water sales. Therefore, the first $32,026,232 received from the water resource taps fees derived from Export Water sales were required to be paid out under the CAA.

In the LCH Agreement, the Company agreed to pay the next $4.0 million of water resource tap fees from Export Water sales to LCH, Inc. a party related to the Company’s former CEO, Thomas Clark. Further, the next $433,000 of water resource taps fees derived from Export Water sales were required to be paid to the holders of the Series B Preferred Stock. Accordingly, the Company would only be entitled to retain 100% of the water resource fees derived from Export Water sales after paying $36,459,232 under the CAA and LCH agreements and to the holders of the Series B Preferred Stock.

During 2004, the Company offered to repurchase certain of these contingent obligations payable under the CAA in order to reduce the aggregate commitment of approximately $36.0 million to third parties, thereby allowing the Company to retain more of the cash flows from Export Water sales. As a result of these negotiations, the Company acquired the rights to $8,199,333 of CAA obligations in exchange for payments of $2,750,000 in cash and 40,512 shares of restricted common stock. As a result of these transactions, the Company will now retain $8,417,833 of the initial $32,026,232 of the water resource fees related to Export Water sales. The CAA includes contractually established priorities, and the rights the Company acquired includes $5.6 million in the highest priority level. Of the remaining $26,426,232 due under the CAA (after the initial $5.6 million), the Company will retain $2,817,833 at various priority levels.

On August 31, 2004 the Company entered into the Settlement Agreement with LCH, whereby LCH released the Company from its obligations under the LCH Agreement in consideration of the Company’s former CEO surrendering 306,280 shares of common stock (which were pledged as collateral against notes payable to LCH), and the Company repaying the $950,000 of notes payable to LCH. The 306,280 shares were designated to repay $1,557,110 of accrued interest payable to LCH and to acquire the $4.0 million of contingent obligations, which represents the Company’s obligations under the LCH Agreement extending the $32.0 million of obligations under the CAA to $36.0 million. To return Mr. Clark to his original position the Company will pay Mr. Clark $50,555 in cash and issue him 300,000 shares of restricted common stock, which totals $2,465,555 (the same consideration Mr. Clark surrendered to LCH), which is reported as a payable to a former officer on the accompanying balance sheet. Based on the original accounting treatment for this contingent obligation, the Company recorded an extinguishment charge of $909,040 related to this transaction in the year ended August 31, 2004.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - WATER SUPPLIES AND SYSTEMS (Continued)

The acquisition of certain CAA and LCH obligations reduce the long term impact of these obligations and provides the Company with additional cash flows to fund operations and pursue other business opportunities that may arise. Based on the original accounting treatment for the CAA and LCH contingent obligations, the Company recorded net extinguishment charges totaling approximately $1.1 million for the year ended August 31, 2004.

In the aggregate, the Company acquired $12,199,333 of obligations during fiscal 2004 for payments of approximately $3.99 million ($2.8 million in cash and approximately 147,000 shares of restricted common stock).  In total the Company will now retain $12.4 million of the initial $36.5 million in Export Water sales.

The total original potential obligation of $36,459,232 ($32,026,232 payable under the CAA, $4.0 million payable under the LCH Agreement and $433,000 payable to the holders of the Series B Preferred Stock) is non-interest bearing, and if the Export Water is not sold, the parties to the agreement have no recourse against the Company. If the Company does not sell the Export Water, the holders of the Series B Preferred Stock are not entitled to payment of any dividend and have no contractual recourse against the Company.

The remaining participating interests liability of $8.2 million at August 31, 2004 represents the original obligation of $11.1 million recorded by the Company relating to actual cash financings received and costs incurred to acquire the Rangeview Water Rights, less the pro-rata amounts related to the acquisitions of the CAA obligations by the Company during the year ended August 31,2004. The remaining $15.9 million of the total obligations represents a contingent return to financing investors and certain preferred stock holders that will only be payable from Export Water sales and will be recognized if and when such Export Water sale(s) occur.

Sky Ranch Water Supply

On October 31, 2003 and May 14, 2004, the Company entered into two Water Service Agreements (collectively the “Sky Ranch Agreements”) with the developer of approximately 950 acres of property located 4 miles north of the Lowry Range property along Interstate 70 known as Sky Ranch. As part of the Sky Ranch Agreements, the developer dedicated approximately 537 acre feet of water to the Company in exchange for a $3,400 per tap credit for the first 767 water taps purchased. In lieu of the developer receiving this credit, the Sky Ranch Agreements call for the Company to deposit the $3,400 per tap credit in a Special Facilities Fund to be used to construct the transmission line to transport Export Water from the Lowry Range property to Sky Ranch.

On October 31, 2003, the Company entered into the Denver Groundwater Purchase Agreement (“DGPA”) which provides the Company the option to purchase 223 acre feet of decreed water rights owned by the developer of Sky Ranch for $250,000. Per the DGPA, the Company can acquire 44.6 acre feet of water per year (or 20% of the total 223 acre feet) for $50,000. On March 26, 2004, the Company exercised its option and purchased the first 44.6 acre feet of Denver aquifer groundwater for $50,000. The Company intends to exercise the remaining options over the next four years to complete the purchase of the remaining 178.4 acre feet of Denver aquifer groundwater at a cost of $200,000. The Company will use the new 760 acre feet of dedicated and acquired water to provide water service to the first 1,332 water taps at Sky Ranch.

Paradise Water Supply

In 1987, the Company acquired certain water, water wells, and related assets from Paradise Oil, Water and Land Development, Inc., which constitute the "Paradise Water Supply”. The costs to acquire the Paradise Water Supply as well as certain direct costs relating to improvements to the asset which include legal and engineering costs that have been capitalized since 1987 total $5,498,124. The Paradise Water Supply includes 70,000 acre feet of tributary Colorado River decreed water, a right-of-way permit from the United States Department of the Interior, Bureau of Land Management, for the construction of a 70,000 acre foot dam and reservoir across federal lands, and four water

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - WATER SUPPLIES AND SYSTEMS (Continued)

wells ranging in depth from 900 feet to 1,800 feet. The water wells are capable of producing approximately 7,500 - 9,400 gallons per minute or approximately 14,000 acre feet per well per year with an artesian pressure of approximately 100 pounds per square inch. Due to the strict regulatory requirements for constructing an on-channel reservoir, completing this conditional storage right at its decreed location would be difficult. As a result, there can be no assurance that the Company will ever be able to make use of this asset or sell the water profitably.

NOTE 4 - SKY RANCH WATER CONTRACT

On October 31, 2003 and May 14, 2004, the Company entered into the Sky Ranch Agreements with the developer of Sky Ranch. Under the terms of the Sky Ranch Agreements, the developer is obligated to purchase at least 400 water taps before the occupancy of the first home, along the following schedule: the initial 20 taps expected in the second quarter of fiscal 2005 due to the preliminary development plan being approved by Arapahoe County; the next 80 taps when construction water is requested; the next 56 taps when municipal water service is requested; and the next 244 taps within 90 days of the request by the developer for municipal water service. The purchase of the first 20 taps, which the Company expects to receive in the second quarter of fiscal 2005, will result in a payment of $248,400. Of this amount, $68,000 will be deposited into the Special Facilities Fund for construction of the transmission line to transport the Export Water from the Lowry Range property to Sky Ranch. The Sky Ranch Agreements permit the developer to add additional taps on each anniversary of the Company providing municipal water service, with at least 310 taps to be purchased each year. This schedule is designed to provide the Company with the necessary funds with which to construct the water treatment facilities needed to provide water service to Sky Ranch. If the developer does not purchase at least 4,120 taps by the 12th anniversary of the Company providing municipal water service, the Company is no longer obligated to sell the developer the additional 730 water taps nor will the Company be required to reserve the use of Export Water for those additional taps.

The Sky Ranch Agreements provide for 4,850 SFE connections, which at current rates and charges would generate approximately $60.2 million in total water tap fee revenues and approximately $2.8 million annually in water service revenues. The Company’s rates and charges for all water and wastewater services are governed under the terms of the agreement with the State Land Board, are reviewed annually and are the average of similar rates and charges of three surrounding municipal water and wastewater service providers. These represent gross fees and, to the extent that water service is provided using Export Water, the Company is required to pay royalties to the State Land Board equal to 12% of the net revenue after deducting certain costs and payments to certain investors. The Company expects to dedicate approximately 1,200 acre feet, or approximately 10%, of the Export Water supply (which is about 4.2% of the Company’s overall Rangeview Water Supply) for this project.

The Sky Ranch developer is obligated to purchase a minimum of 400 water taps from the Company before occupancy of the first house in Sky Ranch. Based on the minimum purchase schedule which is based on when the development plans are approved by Arapahoe County, the Company expects to receive tap fees of approximately $5.0 million, representing 400 taps, in the fiscal year ending August 31, 2005. This is based on the development of Sky Ranch beginning in the spring of 2005 with the first homes ready for occupancy in the summer or early fall of 2005. Approximately $1.36 million of the initial $5.0 million received from the purchase of tap fees will be deposited in the Special Facilities Fund to be used for construction of the transmission line to transport Export Water from the Lowry Range property to Sky Ranch. The Company estimates that it will cost approximately $2.5 million to construct the infrastructure required to service the initial 400 taps. As additional water taps are acquired due to continued development of Sky Ranch, the Company will expand the infrastructure to meet demand as necessary. The Company plans to initially develop the 760 acre feet of water beneath the Sky Ranch property which is being purchased from the developer of Sky Ranch under the DGPA. The purchased water is sufficient to provide water service to approximately 1,332 taps.

Additionally, pursuant to the Water Service Agreements, the Company received a $50,000 option payment from the developer of Sky Ranch for the option to purchase 2,500 single family equivalent water connections as part of the Sky Ranch development. Pursuant to the CAA, the Company paid the $50,000 to reduce CAA obligations ($17,435) and reduce deferred revenue ($32,565).

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - NOTE RECEIVABLE - RELATED PARTY

In 1995, the Company extended a line of credit to the District, a related party. The loan provides for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (6.25% at August 31, 2004) and matures on December 31, 2004. The balance of the note receivable at August 31, 2004 was $413,804, including accrued interest. The Company intends to extend the due date to December 31, 2005 and accordingly the note has been classified as non-current.

NOTE 6 - ACCRUED LIABILITIES

At August 31, 2004, the Company had accrued liabilities of $180,927, of which $45,000 is for professional fees, approximately $126,000 were for legal fees and the remainder was for operating payables. At August 31, 2003, the Company had accrued liabilities of $43,528, of which approximately $26,000 were for audit fees and the remainder was for operating payables.

NOTE 7 - LONG-TERM DEBT

Long-term debt, including accrued interest, at August 31, is comprised of the following:

	2004	2003
Notes payable to a related party, due August 2007, interest at the Applicable Federal Rate for short-term obligations (2.37% at August 31, 2004), unsecured (1)	$864,121	$831,924
Notes payable to the CEO, due October 2007, interest at 8.36% and 9.01%, unsecured	530,301	508,941
Note payable to CEO, due October 2007, non-interest bearing, unsecured	26,542	26,542
Notes payable to six related parties, interest at prime plus 2% (6.25% at August 31, 2004 - date of repayment)	-	503,439
Notes payable to five related parties, interest at 10.25%, unsecured - repaid on August 31, 2004	-	578,685
Notes payable to related party, interest at prime rate plus 3% (7.25% at August 31, 2004 - date of repayment) (2)	-	2,440,014
Total long-term debt (3)	$1,420,964	$4,889,545

(1)	The holder of these notes is a party to the CAA and has agreed that if the amount of principal and accrued interest on these notes is paid under the CAA prior to the maturity date of the notes, the notes will be cancelled.

(2)	See Note 3

(3)	In the aggregate, during the year ended August 31, 2004, the Company repaid $1,600,000 of principal and $2,043,208 of accrued interest incurred under the loan agreements with eleven related parties, including the $1,557,110 described in caption (2) above.

Aggregate maturities of long-term debt are as follows:

Year Ending August 31,	Amount
2007	$864,121
2008	556,843
Total	$1,420,964

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY

Preferred and Common Stock

During the year ended August 31, 2004 the Company issued 645,500 and 200,000 shares of common stock upon conversion of 6,455,000 shares of Series D Preferred Stock and 2,000,000 shares of Series D-1 Preferred Stock, respectively.

During the year ended August 31, 2004 the Company issued 892,148 shares of common stock upon conversion of 1,600,000 shares of Series A-1 Preferred Stock, pursuant to the certificate of designation of the Series A-1 Preferred Stock.

The non-voting Series B Preferred Stock have a preference in liquidation of $1.00 per share less any dividends previously paid. Additionally, the Series B Preferred Stock are redeemable at the discretion of the Company for $1.00 per share less any dividends previously paid. In the event that the Company’s proceeds from sale or disposition of Export Water rights exceeds $36,026,232, the Series B Preferred Stock holders will receive the next $433,000 of proceeds in the form of a dividend.

Stock Options

The Company maintains two stock option plans, the 2004 Equity Incentive Plan (the 2004 Plan) which was approved in April of 2004 and the Equity Incentive Plan which was adopted in June of 1992 (collectively the Option Plans) for executives, eligible employees and non-employee directors. Under the Option Plans, options to purchase shares of stock can be granted with exercise prices equal to or greater than the market value of the underlying stock at the date of grant, vest over various periods as determined by the Compensation Committee of the Board and are exercisable over periods of up to ten years. The Company has reserved 1.6 million and 2.4 million shares of its common stock for issuance under the 2004 Plan and the Equity Incentive Plan, respectively, of which, 1,535,000 and 100,000 shares can still be issued under the 2004 Plan and the Equity Incentive Plan, respectively. Additionally, the Company granted 300,000 options to the President/CFO under an employment agreement outside of the Equity Incentive Plan in 2001.

A summary of the status of the Company’s stock option plans and other compensatory options as of August 31, 2004 and 2003, and changes during the years then ended, is presented below:

	2004		2003
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,600,000	$1.80	2,600,000	$1.80
Granted	65,000	$8.23	-	$-
Exercised	(485,589)	$1.80	-	$-
Outstanding at end of year	2,179,411	$1.99	2,600,000	$1.80

Options exercisable at year end	2,126,911	$1.84	2,575,000	$1.80
Weighted average exercise price of options granted during the year	$8.23		$-

The weighted average remaining contractual life of the Options Outstanding and Options Exercisable as of August 31, 2004 is approximately 5 years.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' EQUITY (Continued)

The following table summarizes information about stock options outstanding at August 31, 2004, with exercise prices equal to the fair market value on the date of grant and no restrictions on exercisability after vesting:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life (in years)	Weighted- average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.80	2,114,411	3.00	$1.80	2,114,411	$1.80
$8.00	50,000	9.94	$8.00	12,500	$8.00
$9.00	15,000	9.67	$9.00	-	-
$1.80 to $9.00	2,179,411	3.21	$1.99	2,126,911	$1.84

The 50,000 options that were granted in 2004 at an exercise price of $8.00 vested 25% at the date of grant and 25% annually in each of the next three years. The 15,000 options that were granted in 2004 at an exercise price of $9.00 were granted to the three non-employee directors and vest 50% at the first anniversary date of the grant date and 50% at the second anniversary date of the grant date.

Warrants

At August 31, 2003 the Company had outstanding warrants to purchase 2,440,284 shares of common stock. However, in fiscal 2004, in resolution of a dispute, warrants to purchase 160,000 shares of common stock that the Company believed had expired in 1997 were determined to not have expired and therefore, the Company actually had outstanding warrants to purchase 2,600,284 of common stock.

Concurrent with the public offering in June 2004, selling shareholders exercised 908,778 outstanding warrants for 908,778 shares of common stock at an exercise price of $1.80 per share, which resulted in proceeds to the Company of $1,635,800.

Following the public offering, the Company had outstanding warrants to purchase 1,691,506 shares of common stock. On August 31, 2004, the Company agreed to amend the remaining warrants to provide a net exercise provision whereby the warrant holders could exercise their warrants by using the underlying shares of common stock at the current market price as payment of the exercise price in lieu of cash. All but two of the remaining warrant holders entered into such amendment and exercised warrants to purchase 1,636,612 shares of common stock and the Company issued 1,273,369 shares of common stock upon such exercises. In 2001, the expiration date for 210,000 of these warrants was extended to 2007, and related to this, the Company was amortizing the $126,000 fair value of the warrants until 2007. However, since the warrants were exercised in the year ending August 31, 2004, the remaining unamortized balance of $50,000 was recorded as additional amortization expense in 2004.

At August 31, 2004, the Company has outstanding warrants to purchase 54,894 shares of common stock at an exercise price of $1.80 per share. These warrants expire six months from the earlier of (i) the date all of the Export Water is sold or otherwise disposed of, (ii) the date the CAA is terminated with respect to the original holder of the warrant, or (iii) the date on which the Company makes the final payment pursuant to Section 2.1(r) of the CAA.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - SIGNIFICANT CUSTOMERS

The Company had accounts receivable from two significant customers totaling approximately $32,364 and $9,265, respectively, as of August 31, 2004 and $56,546 and $7,187, respectively, as of August 31, 2003. The same customers accounted for approximately 51% and 27%, respectively of the Company's revenue during the year ended August 31, 2004 and approximately 81% and 11%, respectively of the Company's revenue during the year ended August 31, 2003.

NOTE 10 - INCOME TAXES

The provision for income taxes includes the following for the years ended August 31:

	2004	2003
Current federal and state:	$-	$-

Deferred:
Federal	(667,100)	(109,200)
State	(64,800)	(10,600)
Total deferred	(731,900)	(119,800)

Increase in valuation allowance	731,900	119,800
Total income tax provision	$-	$-

The total Income tax provision differs from the amount computed by applying the statutory federal rate to income (loss) before taxes. The reasons for this difference for the years ended August 31 were as follows:

	2004	2003
Expected benefit from federal income taxes at statutory rate of 34%	$(667,300)	$(109,200)
State taxes, net of federal benefit	(64,800)	(10,600)
Non-deductible expenses	200	-
Increase in valuation allowance	731,900	119,800
Total income tax expense	$-	$-

The components of the Company’s deferred tax assets as of August 31 are as follows:

Deferred tax assets:	2004	2003
Net operating loss carryovers	$2,406,100	$2,119,000
Water and water systems	712,700	364,000
Valuation allowance	(3,118,800)	(2,483,000)
Net deferred tax asset	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers, projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (Continued)

At August 31, 2004 the Company has the following net operating loss carryovers available for income tax purposes:

Net Operating Losses	Expire August 31:
$474,302	2005
430,268	2006
1,056,125	2007
315,410	2008
382,805	2009
396,496	2010
324,465	2011
241,173	2012
395,244	2018
239,558	2019
688	2020
1,050	2021
119,461	2022
323,230	2023
1,750,487	2024
$6,450,762

Net operating loss carryovers of approximately $980,618 and $626,583 expired in fiscal 2004 and fiscal 2003, respectively.

NOTE 11 - INFORMATION CONCERNING BUSINESS SEGMENTS

The Company has two lines of business: one is the design and construction of water and wastewater systems pursuant to the Water Service Agreements to provide water and wastewater services to customers within the Service Area; and the second is the operation and maintenance of the water and wastewater systems which serve customers within the Service Area. Since development has not begun on either the Lowry Range property or Sky Ranch, the Company did not recognize any construction revenues or expenses during the years ended August 31, 2004 or 2003. Therefore, the results of operations and balance sheet information presented relate entirely to the operation and maintenance functions.

The accounting policies of the segments are the same as those of the Company as described in Note 2. The Company evaluates the performance of its segments based on gross margins of the respective business units.

NOTE 12 - RELATED PARTY TRANSACTIONS

As further described in Note 3, the Company owes the former CEO of the Company $2,465,555 related to the former CEO surrendering stock to LCH in connection with the LSH Settlement Agreement, which is recorded as a payable to a former officer on the accompanying balance sheet.

From time to time since 1987, the former CEO loaned funds to the Company to cover operating expenses. These funds are reported as unsecured debt (see Note 7) with interest at 8.36% and 9.01% per annum and are payable in October, 2007.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS (Continued)

In 1996 and 1997, the Company entered into loan agreements with five related parties and a director. The loan balances and accrued interest to such persons were repaid during the year ended August 31, 2004. In connection with these loan agreements, the Company issued warrants to such persons to purchase 402,300 shares of common stock with an exercise price of $1.80 per share. These warrants were exercised during the year ended August 31, 2004 (see Note 8).

In 1995, the Company extended a line of credit to the District, a related party. Three of the Company’s officers and employees are directors of the District. The loan provides for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% and matures on December 31, 2005. The balance of the note receivable at August 31, 2004 was $413,805, including accrued interest.

During the years ended August 31, 2004 and 2003, the Company has occupied office space from its former CEO at no cost to the Company.

Beginning in fiscal 2004, employees of the Company are covered under health insurance plans of a company owned by the former CEO. During the year ended August 31, 2004, the Company reimbursed the related party $15,206 related to these health plans.

*****

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief financial officer has concluded that our disclosure controls (as defined in Exchange Act Rule 13a-14(c)) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted as of the end of the period covered by this report.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

Item 8B.	Other Information

None

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

  The following table sets forth the names, ages and titles of the persons who are currently our directors and executive officers of the Company, along with other positions they hold with us.

Name	Age	Position
Harrison H. Augur(1)(2)	62	Chairman of the Board
Thomas P. Clark	68	Director, Chief Executive Officer (resigned as CEO in November, 2004)
Mark W. Harding	41	Director, President
George M. Middlemas(1)(2)	58	Director
Margaret S. Hansson	80	Director (Retired November, 2004)
Richard L. Guido (1)(2)	60	Director
(1) Member of Audit Committee.
(2) Member of Compensation Committee.

Board Committees:

AUDIT COMMITTEE - Effective April 9, 2001, the Company appointed an audit committee. Ms. Hansson and Messrs. Augur and Middlemas were members of the Audit Committee until February 13, 2004, when Mr. Guido was appointed to the board and the audit committee. The board has determined that the audit committee members, as so reconstituted, will meet the independence standards of NASDAQ. In addition, the board has determined that at least one member of the audit committee is a financial expert. That person, Mr. Augur, meets the SEC criteria of audit committee financial expert by reason of his education and his 20 years of experience in investment management and venture capital investment.

The functions to be performed by the audit committee include the appointment, retention, compensation and oversight of the Company's independent auditors, including pre-approval of all audit and non-audit services to be performed by such auditors. The Company has adopted an Audit Committee Charter, which is incorporated by reference from the Proxy Statement for the Annual Meeting held April 12, 2004. The audit committee met two times during the fiscal year ended August 31, 2004.

COMPENSATION COMMITTEE - Effective February 13, 2004, the Company appointed a compensation committee, consisting of Mr. Augur and Mr. Middlemas. Mr. Guido became a member of the compensation committee at the time he joined the board on February 13, 2004. The functions to be performed by the compensation committee include establishing the compensation of officers and directors, and administering management incentive compensation plans. The compensation committee held one meeting during the year ended August 31, 2004.

NOMINATING COMMITTEE - The Company does not have a nominating committee because of the small size of its board and the relative infrequency of meetings. Nominees for director will be selected or recommended by a majority of the Company's directors who meet the NASDAQ independence standards. In selecting nominees for the board, the Company is seeking a board with a variety of experiences and expertise, and in selecting nominees will consider business experience in the industry in which the Company operates, financial expertise, independence from transactions with the Company, experience with publicly traded companies, experience with relevant regulatory matters in which the Company is involved, and reputation for integrity and professionalism. The independent directors will consider nominations for director made by stockholders of record entitled to vote. In order to make a nomination for election at the 2005 annual meeting, a stockholder must provide notice, along with supporting information regarding such nominee, to the Company's Secretary by September 30, 2004 (none were received).

SHAREHOLDER COMMUNICATIONS - Effective February 13, 2004, the Company adopted a policy for stockholders to send communications to the board. Stockholders wishing to send communications to the board may contact Mark Harding, President of the Company, at the Company's principal place of business. All such communications shall be shared with the members of the board, or if applicable, a specified committee or director.

Board Members:

HARRISON H. AUGUR was elected Chairman of the Board in April 2001. For the past 20 years, Mr. Augur has been involved with investment management and venture capital investment groups. Mr. Augur has been a General Partner of CA Partners since 1987, and General Partner of Patience Partners LLC since 1999. Mr. Augur received a Bachelor of Arts degree from Yale University, an LLB degree from Columbia University School of Law, and an LLM degree from New York University School of Law.

THOMAS P. CLARK was appointed Chief Executive Officer in April 2001 and due to health concerns resigned his position as CEO in November 2004. Prior to his appointment as our Chief Executive Officer, Mr. Clark served as our President and Treasurer from 1987 to April 2001. Mr. Clark is primarily involved in the management of our business. His other business activities include: President, LC Holdings, Inc. (business development), 1983 to present, and partner (through a wholly owned corporation) of Resource Technology Associates (development of mineral and energy technologies), 1982 to present. Mr. Clark serves on the board of the Rangeview Metropolitan District. Mr. Clark received his Bachelor of Science degree in Geology and Physics from Brigham Young University.

MARK W. HARDING joined Pure Cycle in April 1990 as Corporate Secretary and Chief Financial Officer. He was appointed President in April 2001, and on February 13, 2004 was appointed to fill a vacancy on the board. He brings a background in public finance and management consulting. From 1988 to 1990, Mr. Harding worked for Price Waterhouse, where he assisted clients in providing public finance and other investment banking related services. Mr. Harding is the President of the Rangeview Metropolitan District. Mr. Harding has a B.S. Degree in Computer Science and a Masters in Business Administration in Finance from the University of Denver.

GEORGE M. MIDDLEMAS has been a Director since April 1993. Mr. Middlemas has been a general partner with Apex Investment Partners, a diversified venture capital management group, since 1991. From 1985 to 1991, Mr. Middlemas was Senior Vice President of Inco Venture Capital Management, primarily involved in venture capital investments for INCO Securities Corporation. From 1979 to 1985, Mr. Middlemas was a Vice President and a member of the Investment Committee of Citicorp Venture Capital Ltd., where he sourced, evaluated and completed investments for Citicorp. Mr. Middlemas is a director of Tut Systems, and Pennsylvania State University - Library Development Board. Mr. Middlemas received a Bachelors degree in History and Political Science from Pennsylvania State University, a Masters degree in Political Science from the University of Pittsburgh and a Master of Business Administration from Harvard Business School.

MARGARET S. HANSSON was a director from April 1977 until November 2004, Chairman from 1983 to 2001, Vice President from 1992 to 2003, and was our Chief Executive Officer from September 23, 1983 to January 31, 1984. From 1976 to May 1981, she was President of GENAC, Inc., a Boulder, Colorado firm which she founded. From 1960 to 1975, Ms. Hansson was CEO and Chairman of Gerry Baby Products Company (formerly Gerico, Inc.), now a division of Evenflo. She is a Director of Wells Fargo Bank, Boulder, Colorado, Wells Fargo Banks, PC, Colorado Capital Alliance, Realty Quest, Inc. (now RQI, Inc.), and the Boulder Technology Incubator. Ms. Hansson is currently President of two companies, Adrop, LLC and Erth, LLC, companies engaged in development of a centrifuge for water purification systems. Ms. Hansson received her Bachelor of Arts degree from Antioch College.

RICHARD L. GUIDO served as a director from July 1996 through August 31, 2003, and on February 13, 2004 was appointed to fill a vacancy on the board. Mr. Guido was an employee of INCO Securities Corporation, from 1980 through August 2003, and previously served on our board pursuant to a voting agreement between INCO and us that is no longer in effect. Mr. Guido was Associate General Counsel of Inco Limited and President, Chief Legal Officer and Secretary of Inco United States, Inc. Mr. Guido received a Bachelor of Science degree from the United States Air Force Academy, a Master of Arts degree from Georgetown University, and a Juris Doctor degree from the Catholic University of America.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Our directors and executive officers and persons who are beneficial owners of more than 10% of our common stock are required to file reports of their holdings and transactions in common stock with the Securities and Exchange Commission and furnish us with such reports. Based solely upon the review of the copies we have received or upon written representations from these persons, we believe that, as of November 29, 2004 all of our directors, executive officers, and 10% beneficial owners had complied with the applicable Section 16 (a) filing requirements, except that Mr. Clark has one late filing.

Code of Ethics

Pursuant to a recent Securities and Exchange Commission regulation, we must disclose whether or not we have adopted a code of ethics for certain executive officers. We adopted a code of ethics for our officers and directors on February 13, 2004 which is incorporated by reference from our Proxy Statement for the Annual Meeting held on April 12, 2004, and can be viewed on our website at www.purecyclewater.com .

Securities Authorized for Issuance Under Equity Compensation Plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,000,000	-	1,635,000
Equity compensation plans not approved by security holders	300,000(1)	$1.80	--
Total	4,300,000	-	1,635,000

(1)	In April 2001, the Board granted Mr. Harding, the Company’s President and Chief Financial Officer, options pursuant to employment arrangements outside the stockholder approved Equity Incentive Plan to purchase 300,000 shares of common stock at an exercise price of $1.80 per share. 225,000 shares vested immediately, and 25,000 shares vest on each of the anniversary dates of the grant. These options expire in August 2007.

Item 10.	Executive Compensation

	Annual Compensation
Name And Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)

Mark W. Harding
President, CFO	2004	80,000	120,000	-
	2003	80,000	-	-
	2002	80,000	-	-

Thomas P. Clark
(Former) CEO	2004	60,000	50,000	-
	2003	60,000	-	-
	2002	60,000	-	-

Compensation of Directors

Each non-employee director receives a payment of $10,000 for each full year in which he or she serves as a director, with an additional payment of $1,000 per year for each committee on which he or she serves, and $1,000 for serving as chairman of the board. An additional $500 is paid to each non-employee director for attendance at each board meeting and, if committee meetings are held separate from board meetings, $500 is paid for attendance at such committee meetings. Directors who are employees of Pure Cycle receive no additional compensation for serving as a director.

In addition to cash compensation, as part of the 2004 Equity Incentive Plan, each non-employee director will receive an option to purchase 5,000 shares of common stock upon election to the board, and an option to purchase 2,500 shares for each subsequent full year in which he or she serves as a director.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of November 23, 2004, the beneficial ownership of the Company's issued and outstanding Common Stock by each person who owns of record (or is known by the Company to own beneficially) 5% or more of each such class of stock, by each director of the Company, each executive officer and by all directors and executive officers as a group. Except as otherwise indicated, the Company believes that each of the beneficial owners of the stock listed has sole investment and voting power with respect to such shares, based on information provided by such holders.

COMMON STOCK
Name and Address of Beneficial Owner	Number of Common Stock Shares		Percent of Outstanding Common Shares
Thomas P. Clark	2,440,205	(1)	18.3%
8451 Delaware St
Thornton, CO 80260

Harrison H.Augur	46,508	(2)	0.3%
P.O. Box 4389
Aspen, CO 81611

George Middlemas	33,333		0.3%
225 W. Washington, #1500
Chicago, IL 60606

Richard L. Guido	-		-
121 Antebellum Dr.
Meridianville, AL 35759

Margaret S. Hansson	624,600	(3)	4.7%
2220 Norwood Avenue
Boulder, Colorado 80304

Mark W. Harding	900,000	(4)	6.8%
8451 Delaware St
Thornton, CO 80260

All officers and directors	4,044,646	(5)	30.4%
as a group (6 persons)

Apex Investment Fund II L.P.	1,035,776	(6)	7.8%
225 W. Washington, #1500
Chicago, IL 60606

(1)	Includes 300,000 shares of restricted stock to be issued to Mr. Clark related to the Settlement Agreement with LCH.

(2)	Includes 2,500 shares of common stock held by Patience Partners, L.P., a limited partnership in which a foundation controlled by Mr. Augur is a 60% limited partner and Patience Partners, L.P. is a 40% general partner. Patience Partners LLC is a limited liability company in which Mr. Augur owns a 50% membership interest.

(3)	Includes 600,000 shares purchasable by Ms. Hansson under currently exercisable options.

(4)	Includes 900,000 shares purchasable by Mr. Harding under a currently exercisable option.

(5)	Includes 1,500,000, shares purchasable by directors and officers under currently exercisable options, includes 2,500 shares of common stock held by Patience Partners, L.P., a limited partnership in which a foundation controlled by Mr. Augur is a 60% limited partner and Patience Partners, L.P. is a 40% general partner, and includes 300,000 shares of restricted stock to be issued to Mr. Clark related to the Settlement Agreement with LCH..

(6)	Apex Investment Fund II LP is controlled through one or more partnerships. The persons who have or share control of Apex after looking through one or more intermediate partnerships are referred to herein as "ultimate general partners." The ultimate general partners of Apex are: First Analysis Corporation, a Delaware corporation ("FAC"), Stellar Investment Co. ("Stellar"), a corporation controlled by James A. Johnson ("Johnson"); George Middlemas ("Middlemas"); and Chartwell Holdings Inc. (“Chartwell”), a corporation controlled by Paul J. Renze ("Renze").

The business address of FAC, Stellar, Johnson, Middlemas, and Maxwell is 233 S. Wacker Drive, Suite 9600. Chicago Illinois 60606. The business address of Renze and Chartwell is 20 N Wacker Dr., Suite 2200, Chicago IL 60606.

In addition to being a general partner or ultimate general partner of Apex, FAC is also a general partner or ultimate partner of Environmental Private Equity Fund II, L.P., Environmental Venture Fund L.P. and the Productivity Fund II LP, all of whom own our common stock but are now less than 5% owners (with Apex this group is collectively referred to as the Apex Partnerships). Due to these relationships, FAC may be deemed to be the indirect beneficial owner of 1,932,365 shares of Common Stock, or 14.3% of our outstanding shares. By reason of his status as the majority stockholder of FAC, F. Oliver Nicklin may also be deemed to be the indirect beneficial owner of such shares. By reason of their status as ultimate general partners of Apex, Stellar (and through Stellar, Johnson), Middlemas, Chartwell (and through Chartwell, Renze) may be deemed to be the indirect beneficial owners of 1,035,776 shares of Common Stock, or 7.7% of our outstanding stock. When these shares are combined with his personal holdings of 33,333 shares of Common Stock, Middlemas may be deemed to be the beneficial owner (directly with respect to his shares and indirectly as to the balance) of 1,069,109 shares of Common Stock, or 7.9% of our outstanding stock.

Each of the Apex Partnerships disclaims beneficial ownership of all shares of Common Stock described herein except those shares that are owned by that entity directly. We understand that each of the other persons named as an officer, director, partner or other affiliate of any Apex Partnership herein disclaims beneficial ownership of all the shares of common stock described herein .

Each of the Apex Partnerships disclaims the existence of a "group" among any or all of them and further disclaims the existence of a "group" among any or all of them and any or all of the other persons named as an officer, director, partner or those affiliate of any of them, in each case within the meaning of Section 13(d) (3) of the 1934 Act.

Item12.	Certain Relationships and Related Transactions

From time to time since December 6, 1987, Thomas P. Clark, a Director and the CEO of the Company, loaned funds to the Company to cover operating expenses. These funds have been treated by the Company as unsecured debt. To date, Mr. Clark has loaned the Company $310,720, of which $43,350 has been repaid, leaving a balance of $267,370. Of this, $240,828 includes interest at 8.36% to 9.01% per annum and is payable in October, 2007 and $26,542 is interest free and is payable in October, 2007. As of August 31, 2004, accrued interest on the debt totaled $289,472. All loans were made on terms determined by the board members, other than Mr. Clark, to be at market rates.

Additionally, LCH, Inc., a Delaware corporation which owns 20% of LC Holdings, Inc. and is thereby affiliated with Mr. Clark, who owns 80% of LC Holdings, Inc., loaned the Company a total of $950,000 between November, 1988 and February, 1989. These funds were represented by two demand promissory notes (the "Notes") with interest at a rate equal to the rate announced from time to time by Mellon Bank, Pittsburgh, Pennsylvania as its "prime rate" plus 300 basis points from the date of the first advance thereunder until maturity, payable quarterly beginning on the first day of April, 1989 and continuing thereafter on the first day of each subsequent calendar quarter. The Notes were secured by a pledge of Company stock owned by Mr. Clark.  During fiscal year ended August 31, 1998, the Company reached an agreement with LCH, Inc. to defer payment of the principal amount of the Notes, plus interest until October 1, 2007. The Notes were paid in full in 2004.

On August 31, 2004, LCH, Inc. retired $2,506,514 in debt (consisting of principal and interest) and terminated its right to receive $4,000,000 from the sale of Export Water in exchange for payment from us of $950,000 in cash. In addition, Thomas P. Clark, our former Chief Executive Officer, surrendered 306,279 shares of the Company’s common stock that he had pledged to LCH to secure payment of the Company’s obligations.

The Company currently leases office facilities at no cost from Mr. Clark, our former CEO, at the address shown on the cover page.

Item 13.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

3.1
Amended and Restated Certificate of Incorporation - Incorporated by reference from Exhibit 3.1 to Amendment No. 2 to Registration Statement on Form SB-2, filed June 10, 2004, Registration No. 333-114568

3.2	Amended and Restated Bylaws of Registrant - Incorporated by reference from Exhibit 3.2 to Amendment No. 2 to Registration Statement on Form SB-2, filed June 10, 2004, Registration No. 333-114568-.

4.1	Specimen Stock Certificate - Incorporated by reference to Registration Statement No. 2-62483.

10.1
Letter Agreement dated August 31, 1987 between the Company and Paradise Oil, Water & Land Development, Inc. (incorporated by reference from Current Report on Form 8-K filed with the SEC on August 5, 1988).

10.2
Right of First Refusal Agreement dated August 12, 1992 between INCO Securities Corporation and Richard F. Myers, Mark W. Harding, Thomas P. Clark, Thomas Lamm and Rowena Rogers. Incorporated by Reference from Registration Statement on Form SB-2, filed April 19, 2004, Registration No. 333-114568.

10.3	Equity Incentive Plan. Incorporated by reference from Proxy Statement for Annual Meeting held April 2, 1993.

10.4	2004 Equity Incentive Plan. Incorporated by reference from Proxy Statement for Annual Meeting held April 12, 2004

10.5	Service Agreement, dated April 11, 1996, by and between the Company, and the District. Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended May 31, 1996.

10.6
Wastewater Service Agreement, dated January 22, 1997, by and between the Company, and the District. Incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1997.

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

10.8
Settlement Agreement and Mutual Release dated April 11, 1996 by and among the State Land Board and he District, the Company, INCO Securities Corporation, Apex Investment Fund II, L.P., Landmark Water Partners, L.P., Landmark Water Partners II, L.P., Environmental Venture Fund, L.P., Environmental Private Equity Fund II, L.P., The Productivity Fund II, L.P., Proactive Partners, L.P., Warwick Partners, L.P., Auginco, Anders C. Brag, Amy Leeds, and D.W. Pettyjohn, and OAR, Incorporated, Willard G. Owens and H.F. Riebesell, Jr. Incorporated by reference from Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 1996).

10.9
Agreement for Sale of Export Water dated April 11, 1996 by and among the Company and the District. Incorporated by reference from Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 1996).

10.10
Water Service Agreement for the Sky Ranch PUD dated October 31, 2003 by and between Airpark Metropolitan District, Icon Investors I, LLC, the Company and the District. Incorporated by reference from Registration Statement on Form SB-2, filed April 19, 2004, Registration No. 333-114568.

10.11
Non-Statutory Stock Option Agreement dated April 19, 2001 between the Company and Mark W. Harding. Incorporated by reference from Registration Statement on Form SB-2, filed April 19, 2004, Registration No. 333-114568.

10.12
Amendment to Water Service Agreement for the Sky Ranch PUD dated January 6, 2004. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.13
Amendment to Water Service Agreement for the Sky Ranch PUD dated January 30, 2004. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.14
Amendment to Water Service Agreement for the Sky Ranch PUD dated January 30, 2004 pertaining to amendment of the Option Agreement for Export Water. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.15
Amendment to Water Service Agreement for the Sky Ranch PUD dated March 5, 2004. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.16
Amended and Restated Lease Agreement between the State Land Board and the District dated April 4, 1996. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.17
Bargain and Sale Deed among the State Land Board, the District and the Company dated April 11, 1996. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.18
Mortgage Deed, Security Agreement, and Financing Statement between the State Land Board and the Company dated April 11, 1996. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

50

10.21
Water Service Agreement for the Hills at Sky Ranch Water dated May 14, 2004 among Icon Land II, LLC, a Colorado limited liability company, the Company, and the District. Incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 21, 2004.

10.22	Purchase and Sale Agreement dated as of August 31, 2004 between Pure Cycle Corporation and Proactive Partners, L.P. incorporated by reference from Form 8-K filed on November 12, 2004.

10.23	Settlement Agreement dated as of August 31, 2004 among Pure Cycle Corporation, Thomas P. Clark and LCH, Inc. incorporated by reference from Form 8-K filed on November 12, 2004.

10.24	Purchase and Sale Agreement dated as of August 31, 2004 among Pure Cycle Corporation, OAR Incorporated and Willard G. Owens incorporated by reference from Form 8-K filed on November 12, 2004.

10.25	Form of Amendment to Warrant incorporated by reference from Form 8-K filed on November 12, 2004.

14	Code of Ethics Adopted February 13, 2004 incorporated by reference from our Proxy Statement for the Annual Meeting held April 12, 2004.

23.1	Consent of KPMG, LLP. *

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

Item 14. - Principal Accountant Fees and Services

The following table summarizes fees billed by KPMG LLP during the fiscal years ended August 31, 2004 and 2003 for (i) audit of financial statements and review of securities filings; (ii) services reasonably related to performance or review of financial statements, (iii) tax compliance, tax advice and tax planning, and (iv) other products and services:

	2004	2003
Audit fees	$45,000	$25,000
Audit-related fees	69,200	4,800
Tax fees	-	-
Other fees	-	-
Total fees	$114,200	$29,800

Commencing in fiscal 2004, the Audit Committee implemented the policies for review and approval of all services to be provided by KPMG LLP before the firm is retained for such services, which policies are included in the Audit Committee Charter incorporated by reference from the Proxy Statement for the Annual Meeting held April 12, 2004.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION

By:	/s/ Mark W. Harding
Mark W. Harding, President, Chief Financial Officer

November 29, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Harrison H. Augur	Chairman, Director	November 29, 2004
Harrison H. Augur

/s/ Thomas P. Clark	Director	November 29, 2004
Thomas P. Clark

/s/ Mark W. Harding	President, CFO	November 29, 2004
Mark W. Harding

/s/ George M. Middlemas	Director	November 29, 2004
George M. Middlemas

/s/ Richard L. Guido	Director	November 29, 2004
Richard L. Guido

