Form 10QSB
period 2004-11-30
PURE CYCLE CORP
filed 2005-01-14
CIK 276720

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)
  X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

(303) 292 - 3456
Registrant's telephone number

N/A
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes [_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 14, 2005:

Common stock, 1/3 of $.01 par value	13,368,635
(Class)	(Number of Shares)

Transitional Small business Disclosure Format (Check one): Yes [ _]; No [X]

PURE CYCLE CORPORATION

"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts contained in this Quarterly Report on Form 10-QSB are forward looking statements that involve risk and uncertainties that could cause actual results to differ from projected results. The words "anticipate," "believe," "estimate," "expect," "plan," "intend" and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation, the timing of development of the areas where we are selling our water, the market price of water, changes in applicable statutory and regulatory requirements, uncertainties in the estimation of water available under decrees, costs of delivery of water, uncertainties in the estimation of costs of construction projects, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, delays in anticipated permit and construction dates, environmental risks, the results of financing efforts and the ability to meet capital requirements, and general economic conditions.

PURE CYCLE CORPORATION

BALANCE SHEETS

	November 30, 2004	August 31, 2004
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$510,679	$1,574,201
Marketable securities	4,932,568	4,055,643
Trade accounts receivable	29,839	50,238
Interest receivable	27,723	24,516
Prepaid insurance	21,667	34,077
Total current assets	5,522,476	5,738,675

Investments in water and systems:
Rangeview water supply	13,788,576	13,786,125
Paradise water supply	5,504,643	5,498,124
Rangeview water system	151,798	151,798
Sky Ranch water supply	50,000	50,000
Water supply - other	3,360	3,360
Investment in water and systems	19,498,377	19,489,407
Accumulated depreciation & depletion	(17,752)	(16,286)
Total water and water systems	19,480,625	19,473,121

Property and equipment, net	5,503	-
Note receivable - related party, including accrued interest	417,617	413,805
Total assets	$25,426,221	$25,625,601
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,863	$2,946
Accrued liabilities	75,061	180,927
Total current liabilities	126,924	183,873

Amounts reimbursable to former officer	2,465,555	2,465,555
Deferred revenue	17,435	17,435
Long-term debt - related parties, including accrued interest	1,428,770	1,420,964
Participating interests in Export Water supply	8,214,275	8,214,275
Total liabilities	12,252,959	12,302,102

Stockholders' equity:
Preferred stock: Par value $.001 per share, 25 million shares authorized: Series B - 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock: Par value 1/3 of $.01 per share, 40 million shares authorized: 13,356,135 and 13,316,135 shares issued and outstanding	44,522	44,387
Additional paid-in capital	36,478,969	36,407,105
Unrealized (loss) gain on marketable securities	(1,408)	14,834
Accumulated deficit	(23,349,254)	(23,143,260)
Total stockholders' equity	13,173,262	13,323,499
Total liabilities and stockholders' equity	$25,426,221	$25,625,601

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended November 30,
	2004	2003

Revenues:
Water usage revenues	$39,693	$36,868
Wastewater processing revenues	14,285	13,501
Other	-	951
	53,978	51,320

Expenses:
Water service operating expense	7,298	2,429
Wastewater service operating expense	2,286	2,183
Depletion expense	201	207
Other	610	998
	10,395	5,817
Gross margin	43,583	45,503

General and administrative expenses	269,075	87,637
Depreciation expense	1,422	1,237
Operating loss	(223,914)	(43,371)

Other income (expense):
Interest income	28,726	4,346
Interest expense - related parties	(7,806)	(43,483)
Amortization of warrants	-	(6,300)
Total other income (expense)	20,920	(45,437)

Net loss	$(205,994)	$(88,808)

Net loss per common share - basic and diluted	$(.02)	$(.01)

Weighted average common shares outstanding - basic and diluted	13,330,421	8,121,754

PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended November 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(205,994)	$(88,808)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,422	1,237
Depletion	201	207
Amortization of warrants	-	6,300
Interest accrued on long-term debt - related parties	7,806	43,483
Interest added to notes receivable - related party	(3,812)	(3,440)
Changes in operating assets and liabilities:
Trade accounts receivable	20,399	(2,949)
Other assets	9,203	-
Trade accounts payable and accrued liabilities	(56,949)	(31,828)
Net cash used by operating activities	(227,724)	(75,798)

Cash flows from investing activities:
Investments in water supply	(8,970)	(19,600)
Purchase of marketable securities	(2,090,458)	-
Maturities of marketable securities	1,197,290	-
Purchase of property and equipment	(5,660)	-
Net cash used by investing activities	(907,798)	(19,600)

Cash flows from financing activities:
Proceeds from stock option exercises	72,000	-
Net cash provided by financing activities	72,000	-

Net decrease in cash and cash equivalents	(1,063,522)	(95,398)
Cash and cash equivalents at beginning of period	1,574,201	525,780
Cash and cash equivalents at end of period	$510,679	$430,382

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 1 - ACCOUNTING PRINCIPLES

The balance sheet as of November 30, 2004, the statements of operations for the three months ended November 30, 2004 and 2003, and the statements of cash flows for the three months ended November 30, 2004 and 2003 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at November 30, 2004 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's fiscal year 2004 Annual Report on Form 10-KSB. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

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

	Three Months Ended November 30,
	2004	2003
Net loss, as reported	$(205,994)	$(88,808)
Add back stock-based employee compensation expense included in reported net loss	-	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options and warrants	(35,159)	-
Pro forma net loss	(241,153)	(88,808)
Weighted average common shares outstanding - basic and diluted	13,330,421	8,121,754
Pro forma net loss per share	(.02)	(.01)

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

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable measure of fair value of its employee stock-based compensation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - REVERSE STOCK SPLIT

Effective April 26, 2004, stockholders approved a one-for-ten reverse stock split. In the reverse stock split every ten shares of the Company's old common stock became one share of the Company's new common stock. Accordingly, all share and per share amounts for all periods affected have been restated to reflect the reverse split.

NOTE 3 - MARKETABLE SECURITIES

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations each fiscal quarter. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company had no investments classified as held-to-maturity at November 30, 2004 or August 31, 2004.

Debt securities for which the Company does not have the positive intent or ability to hold to maturity are classified as available-for-sale, along with any investments in equity securities (the Company had no investments in equity securities at November 30, 2004 or August 31, 2004). Securities classified as available-for-sale are marked to market at each fiscal quarter. Changes in value on such securities are recorded as a component of Comprehensive (loss) income. The cost of securities sold is based on the specific identification method. All the available-for-sale securities were purchased in 2004. The following is a summary of such securities at November 30, 2004:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$301,077	$-	$-	$301,077
U.S. government debt securities	1,393,054	2,667	(2,249)	1,393,472
U.S. corporate debt securities	3,540,922	9,260	(11,086)	3,539,096
Total investments	5,235,053	11,927	(13,335)	5,233,645
Included in cash equivalents	301,077	-	-	301,077
Total marketable securities	$4,933,976	$11,927	$(13,335)	$4,932,568

There were no realized gains on sales of available-for-sale securities during the quarter ended November 30, 2004. The aggregate fair value of investments with unrealized gains and unrealized losses as of November 30, 2004 was $2,838,920 and $2,394,725, respectively. All investments with unrealized losses at November 30, 2004 have been in a loss position for less than a year.

Comprehensive Income

In addition to net loss, comprehensive income includes the unrecognized changes in the fair value of marketable securities that are classified as available-for-sale as noted in the following:

	Three months ended November 30,
	2004	2003
Net loss	$(205,994)	$(88,808)
Unrealized loss on marketable securities	(16,242)	-
Comprehensive loss	$(222,236)	$(88,808)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, which consists entirely of computer and related equipment, is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

In the aggregate, during the year ended August 31, 2004, the Company repaid $1.6 million of principal and approximately $2.0 million of accrued interest under loan agreements with eleven related parties. Approximately $1.6 million of the accrued interest was repaid with common stock surrendered by our former CEO for which he was reimbursed on January 13, 2005 (see Note 8 and the Company's Annual Report on Form 10-KSB for the year ended August 31, 2004 for more information).

NOTE 6 - STOCKHOLDERS' EQUITY

During the three months ended November 30, 2004, the Company issued 40,000 shares of common stock upon the exercise of stock options. The options were exercised at a price of $1.80 per share.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company leases office space from its former CEO and shareholder. Prior to September 1, 2004, the Company was not required to pay rent. Effective September 1, 2004 the Company executed a lease agreement whereby the Company leases the office space on a month-to-month basis for $1,000 per month. At November 30, 2004, the Company owed $3,000 to this related party.

NOTE 8 - SUBSEQUENT EVENTS

On December 8, 2004, the Company amended its Certificate of Incorporation to reduce the total number of shares authorized for issuance from 225 million shares to 65 million shares, with 40 million designated as common stock and 25 million designated as preferred stock.

Effective August 31, 2004 the Company entered into the Settlement Agreement with LCH, Inc. (a party related to the Company's former CEO). Under the Settlement Agreement, LCH released the Company from its obligations under the LCH Agreement (which is more fully described in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2004) in consideration of the Company's former CEO surrendering 306,279 shares of common stock (which were pledged as collateral against notes payable to LCH), and the Company repaying the $950,000 of notes payable to LCH. The 306,279 shares were designated to repay $1,557,110 of accrued interest payable to LCH and to acquire $4.0 million of contingent obligations payable to LCH under the LCH Agreement. To return Mr. Clark to his original position, on January 13, 2004, the Company paid Mr. Clark $50,555 in cash and issued to him 300,000 shares of restricted common stock (totaling $2,465,555, the same consideration Mr. Clark surrendered to LCH), which is reported as a payable to a former officer on the accompanying balance sheet.

*****

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition

Description of Business

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

Rangeview Water Supply

We have exclusive access to approximately 29,270 acre feet per year of water from, and the exclusive right to provide water and wastewater services to, approximately 24,000 acres of primarily undeveloped land in eastern Colorado known as the Lowry Range property. The Lowry Range property is located in Arapahoe County, Colorado approximately 15 miles southeast of Denver and 12 miles south of the Denver International Airport. Of the approximately 29,270 acre feet of water we have exclusive access to, 17,620 acre feet per year are available to us for use specifically on the Lowry Range property. We own the remaining 11,650 acre feet of water per year and can "export" it from the Lowry Range property to supply water to nearby communities and developers in need of additional water supplies (referred to as the "Export Water", collectively with the water available for use on the Lowry Range property, these water assets are referred to as the "Rangeview Water Assets"). We acquired the Rangeview Water Assets in 1996 when we entered into an agreement with the State of Colorado Board of Land Commissioners (the "State Land Board"), which owns the Lowry Range property, and entered into two 85-year agreements with the Rangeview Metropolitan District (the "District"), a quasi-municipal political subdivision of the State of Colorado. Of the 11,650 acre feet of water we own, we have an option to substitute 1,650 acre feet of this surface water in exchange for a total gross volume of 165,000 acre feet of groundwater.

Based on independent engineering estimates, the 17,620 acre feet of water designated for use on the Lowry Range property is capable of providing water service to approximately 47,500 Single Family Equivalent (SFE) units. An SFE is defined as the amount of water required each year by a family of four persons living in a single family house on a standard lot. Our business includes the design, construction and operation of facilities to provide water and wastewater service to customers located on the Lowry Range property through our service contract period ending in 2081. The District owns both the water and the wastewater systems during our contract period, and we will operate both systems during this period pursuant to our service contract. After 2081, ownership of the water system servicing customers on the Lowry Range property will revert to the State Land Board.

   The 11,650 acre feet of Export Water that we own is comprised of surface and groundwater on and beneath the Lowry Range property. Based on independent engineering estimates, the Export Water can service approximately 32,500 SFE units throughout the Denver metropolitan region. We design, construct and operate the facilities to provide water and wastewater service to customers located off the Lowry Range property that will use our Export Water, and we will own these assets. We will contract with third parties for construction of these facilities.

Water and/or wastewater services are subject to individual water and wastewater service agreements. We negotiate individual service agreements with developers and/or homebuilders to provide water and wastewater services. Our service contracts will outline our obligations to construct certain facilities necessary to develop and treat water and/or wastewater, including the timing of installation of the facilities, capacities of the systems, and where the services will be provided. Under these arrangements, developers and/or homebuilders will purchase water and/or wastewater taps from us in exchange for our obligation to construct the water and/or wastewater facilities.

   In agreements marketing our Export Water, we plan to negotiate the purchase of groundwater with the developers seeking water service from us. Such purchased water would not be subject to obligations under the financing agreements which are more fully described in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2004. Similarly, water tap fees received from the sale of taps to customers located on the Lowry Range property are not subject to obligations under these financing agreements.

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

Rangeview Metropolitan District

   The Rangeview Metropolitan District is a quasi-municipal corporation and political subdivision of the State of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range property. The District will utilize the 17,620 acre-feet of water leased to it by the State Land Board located on the Lowry Range property for service to customers on the Lowry Range property. The District was formed following, and based on, the purchase in 1986 of a 40 acre parcel of vacant land located in unincorporated Arapahoe County contiguous but not on the Lowry Range property. This land comprises all of the property currently within the boundaries of the District.

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

Under the service agreements between us and the District, we are obligated to provide funding to the District as the District's required reserves fall below the level specified in the District's contract with the State Land Board. The District is permitted to request funding from us to replenish their reserves for certain defined operating expenses related to the Lowry Range property. We anticipate providing additional funding to the District for the foreseeable future until additional monthly on-site water revenues are generated.

Paradise Water Supply

   We also own conditional water rights in western Colorado that entitle us to build a 70,000 acre-foot reservoir to store tributary water on the Colorado River; a right-of-way permit from the U.S. Bureau of Land Management for property at the dam and reservoir site; and four tributary water wells with a theoretical capacity to produce approximately 56,000 acre feet of water annually (collectively known as the "Paradise Water Supply"). We will seek to utilize our Paradise Water Supply asset to deliver water to customers located in the Denver metropolitan area or to customers in the downstream states of Nevada, Arizona and California. However, due to the strict regulatory requirements for constructing an on-channel reservoir, completing this conditional storage right at its decreed location could be difficult. As a result, there can be no assurance that we will ever be able to make use of this asset or sell the water profitably. In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), at least annually (last test performed as of August 31, 2004) we review our long-term assets, including our Paradise Water Supply, for indicators of impairment. Consistent with SFAS 144, we compare the carrying amount of our Paradise Water Supply asset to the sum of the expected undiscounted cash flows from the expected eventual use of the asset. Our assessment of the recoverability of the carrying value of the Paradise Water Supply assumes revenue being developed through water tap sales and monthly metered water usage fees offset by wholesale development costs, which are based on engineering estimates, over a 35 year development horizon. Based on this annual assessment the expected undiscounted cash flows exceed the carrying value of the Paradise Water Supply and therefore no impairment was found to exist.

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

We have identified certain key accounting policies on which our financial condition and results of operations are dependent. These key accounting policies most often involve complex matters or are based on subjective judgments or decisions. In the opinion of management, our most critical accounting policies are those related to revenue recognition, impairment of water assets and other long-lived assets, depletion and depreciation, accounting for participating interests in Export Water sales, royalty and other obligations, and income taxes. We base our estimates and judgments on historical experience of the operations and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Management periodically reviews its estimates, including those related to the recoverability and useful lives of assets. Actual results may differ from these estimates under different assumptions or conditions.

Accounting for Participating Interests

As more fully described in our Annual Report on Form 10-KSB for the year ended August 31, 2004, the balance sheet liability captioned "Participating interests in Export water supply" represents an obligation which arose under the agreements we used to acquire our Export Water supply. We recorded an initial liability of $11,090,630 (which was reduced in fiscal 2004 to $8,214,275 by the transactions noted below), which represents the cash we received and applied to the purchase of the Export Water supply. In addition to the participating interests that are recorded, we are potentially liable to pay the parties to the agreements an additional $23,608,399 (following the transactions in fiscal 2004 as noted below).

During 2004, we acquired the rights to $8,199,333 of obligations under the agreements used to acquire our Export Water for cash of $2,750,000 and 40,512 restricted shares of our common stock. In connection with these transactions, we reduced the participating interest by $2,858,920, which represents the pro-rata share of the total $31.8 million of potential obligations payable to outside parties represented by the $8,199,333 of obligations we acquired.

As we recognize revenues from Export Water sales, and make the required payments, we will allocate a ratable percentage of the repayment to the principal portion of the initial participating interest of $11.1 million (i.e., 35%), and the balance to the expense portion, $20.9 million (i.e., 65%), as amounts are payable. The portion allocated to the principal portion will be recorded as a reduction in participating interest in Export water supply.

Financial Condition

Results of Operations

During the three months ended November 30, 2004 and 2003, respectively, we delivered or processed the following amounts of water and wastewater, which generated the following amounts of revenue from water and wastewater fees:

	Three Months Ended November 30,		% Increase
	2004	2003	(Decrease)
Millions of gallons of water delivered	13.6	14.8	(8%)
Water usage fees generated	$39,693	$36,868	8%
Millions of gallons of wastewater treated	4.4	2.1	110%
Wastewater treatment fees generated	$14,285	$13,501	6%

The increase in water revenues is mainly attributable to rate increases effective May 2004. Our water service charges, which are controlled through a market-driven pricing mechanism by which our rates and charges may not exceed similar rates and charges of three nearby communities, are based on a tiered pricing structure that is sensitive to the date and volume of water use. Our wastewater treatment customers, fees for whom are also controlled through a market-driven pricing mechanism, are currently charged a flat monthly amount, which was increased in May 2004.

Operating costs relating to the delivery of water were $7,298 and $2,429 during the three months ended November 30, 2004 and 2003, respectively, this 200% increase is due mainly to water tank cleaning charges and water sampling charges in the first quarter of fiscal 2005.

Operating costs relating to the treatment of wastewater were $2,286 and $2,183 during the three months ended November 30, 2004 and 2003, respectively, which is a 5% increase.

General and administrative expenses for the three months ended November 30, 2004 and 2003 were $269,075 and $87,637, respectively, which is an increase of 207%. General and administrative expenses increased primarily due to the following:
•	Employee related expenses (including salaries, taxes and healthcare) increased approximately $86,000 due to the addition of a new employee in the first quarter of fiscal 2005, annual salary increases for existing employees and increases in healthcare costs similar to the economy as a whole,
•	Professional service fees increased approximately $30,000,
•	Payments to the District to fund its operations accounted for approximately $25,000,
•	Payments to directors for their participation in board meetings as well Director & Officers insurance accounted for approximately $14,000 of the increase.

Primarily due to the factors described above, the net loss for the three months ended November 30, 2004 and 2003 was $205,994 and $88,808, respectively, which is an increase of 132%.

Liquidity and Capital Resources

At November 30, 2004, current assets exceed current liabilities by $5,395,552; and we had cash and cash equivalents and marketable securities of $5,443,247. We believe that at November 30, 2004, we have sufficient working capital to fund our operations for the next year. However, there can be no assurances that we will be successful in marketing the water from our primary water projects in the near term. In the event increased revenues and cash flows from providing water services are not achieved, we may incur additional short or long-term debt or seek to sell additional equity securities to generate working capital to support our operations.

Development of any of our water rights, or any we are seeking to acquire, will require substantial capital investment. Any such additional capital for the development of the water rights is anticipated to be financed through the sale of water taps and water delivery charges to users. A water tap charge refers to a charge imposed by a municipality to permit a water user to access a water delivery system (i.e. a single-family home's tap into the municipal water system), and a water delivery charge refers to a water user's monthly water bill generally based on each 1,000 gallons of water consumed. Typically, the developer must purchase a minimum number of taps each year, the proceeds from which will be used to expand the capacity of our water system to deliver water to additional customers in the development. We anticipate that the system development portion of tap fees will be sufficient to generate funds with which we can design and construct the necessary water facilities. However, once we receive tap fees from a developer, we are contractually obligated to construct the water delivery system for the taps paid for, even if our costs are not covered by the fees we receive. We can not assure you that our revenues will be sufficient to cover our capital costs.

On October 31, 2003 and then on May 14, 2004 we entered into Water Service Agreements with the developer of Sky Ranch, a proposed new development located along Interstate 70, approximately seven miles south of the Denver International Airport in Arapahoe County, Colorado. Under the Water Service Agreements we will provide water to the 4,850 SFE units that are anticipated to be built at Sky Ranch. Under the Water Service Agreements, the developer must purchase at least 400 water taps before occupancy of the first home. The Water Service Agreements permit the developer to add additional taps annually, with at least 310 taps to be purchased each year. This schedule is designed to provide us with adequate funds with which to construct the facilities needed to provide water service to the areas being built.

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

At November 30, 2004, we had outstanding debt to three related parties totaling $1,428,770 (which includes $736,899 of accrued interest). Of the $1.4 million of debt, $189,120 bears simple interest at 9.01%, $51,709 bears simple interest at 8.36%, $424,500 bears simple interest at the Applicable Federal Rate for short-term obligations (2.37% at November 30, 2004) and $26,542 bears no interest. The notes are payable at various dates between August 2007 and October 2007, subject to earlier payment if Export Water sales occur. Interest is not payable on a current basis, but does accrue and is added to the principal monthly.

Effect of Newly Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which is a revision of SFAS 123 and addresses the accounting for employee stock options. SFAS 123R is effective for public companies for interim or annual periods beginning after December 15, 2005 (SFAS 123R is effective for us beginning March 1, 2006), supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We have not yet completed our evaluation of the impact of SFAS 123R, but we expect the adoption to have a material effect on our financial statements. See NOTE 1 - ACCOUNTING PRINCIPLES for pro-forma disclosures required under SFS 123.

Item 3.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our president/chief financial officer has concluded that our disclosure controls (as defined in the Securities Exchange Act Rule 13a-15) at the end of the period are effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act are gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures.

Changes in Internal Controls

There have been no significant changes in our internal controls over financial reporting identified in connection with our evaluation during the fiscal quarter to which this report relates that has materially affected or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II

Item 1.    Legal Proceedings

None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On January 13, 2005 we issued 300,000 shares of restricted common stock and paid $50,555 to our former CEO, Mr. Thomas Clark, as consideration for Mr. Clark surrendering 306,279 shares of common stock which had been pledged as collateral to secure payment of certain promissory notes issued by us to a related party. This occurred as part of the LCH Settlement Agreement, effective as of August 31, 2004, which is more fully described in our Annual Report on Form 10-KSB for the year ended August 31, 2004 and in NOTE 8 - SUBSEQUENT EVENTS above.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibits

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURECYCLE CORPORATION

/s/ Mark W. Harding
Mark W. Harding
President and Chief Financial Officer
January 14, 2005

