Form 10QSB
period 2005-02-28
PURE CYCLE CORP
filed 2005-04-08
CIK 276720

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-8814

PURE CYCLE CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	84-0705083
(State of incorporation)	(I.R.S. Employer Identification Number)

8451 Delaware St., Thornton, CO	80260
(Address of principal executive offices)	(Zip Code)

(303) 292 - 3456
Registrant’s telephone number

N/A
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒; NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 7, 2005:

Common stock, 1/3 of $.01 par value	13,703,635
(Class)	(Number of Shares)

Transitional Small business Disclosure Format (Check one): Yes ☐; No ☒

PURE CYCLE CORPORATION

“SAFE HARBOR” STATEMENT UNDER THE UNITED STATES PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
Statements that are not historical facts contained in this Quarterly Report on Form 10-QSB are forward looking statements that involve risk and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation, the timing of development of the areas where we may sell our water, the market price of water, changes in applicable statutory and regulatory requirements, uncertainties in the estimation of water available under decrees, costs of delivery of water, uncertainties in the estimation of costs of construction projects, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, delays in anticipated permit and construction dates, environmental risks, the results of financing efforts and the ability to meet capital requirements, and general economic conditions.

PURE CYCLE CORPORATION
BALANCE SHEETS

	February 28, 2005	August 31, 2004
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,339,661	$1,574,201
Marketable securities	3,730,043	4,055,643
Trade accounts receivable	33,695	50,238
Interest receivable	18,840	24,516
Prepaid expenses	31,667	34,077
Total current assets	5,153,906	5,738,675

Investments in water and water systems:
Rangeview water supply	13,829,433	13,786,125
Paradise water supply	5,514,289	5,498,124
Rangeview water system	155,789	151,798
Sky Ranch water supply	50,000	50,000
Water supply - other	3,360	3,360
Total investments in water and water systems	19,552,871	19,489,407
Accumulated depreciation and depletion	(19,144)	(16,286)
Investments in water and water systems, net	19,533,727	19,473,121

Property and equipment, net	5,031	--
Note receivable - Rangeview Metropolitan District, including accrued interest	421,668	413,805
Total assets	$25,114,332	$25,625,601
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,137	$2,946
Accrued liabilities	43,219	180,927
Total current liabilities	74,356	183,873

Amounts reimbursable to former officer	--	2,465,555
Deferred revenue	25,803	17,435
Long-term debt - related parties, including accrued interest	1,437,004	1,420,964
Participating Interests in Export Water supply	8,213,187	8,214,275
Total liabilities	9,750,350	12,302,102

Stockholders' equity:
Preferred stock:
Par value $.001 per share, 25 million shares authorized: Series B - 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized: 13,703,635 and 13,316,135 shares issued and outstanding	45,681	44,387
Additional paid-in capital	38,978,310	36,407,105
Unrealized (loss) gain on marketable securities	(13,458)	14,834
Accumulated deficit	(23,646,984)	(23,143,260)
Total stockholders' equity	15,363,982	13,323,499
Total liabilities and stockholders’ equity	$25,114,332	$25,625,601

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	February 28,	February 29,
	2005	2004

Revenues:
Water usage revenue	$23,178	$18,446
Wastewater treatment revenue	14,285	13,501
Other revenue	3,335	2,463
	40,798	34,410

Expenses:
Water service operating expense	1,920	2,761
Wastewater service operating expense	2,148	1,636
Other water revenue operating expense	2,248	1,331
Depletion expense	94	100
	6,410	5,828
Gross margin	34,388	28,582

General and administrative expenses	(359,414)	(131,667)
Depreciation expense	(1,770)	(1,237)
Operating loss	(326,796)	(104,322)

Other income (expense):
Interest income	37,300	3,961
Interest expense - related parties	(8,234)	(43,483)
Amortization of warrants	--	(6,300)
Total other income (expense)	29,066	(45,822)

Net loss	$(297,730)	$(150,144)

Net loss per common share - basic and diluted	$(.02)	$(.02)

Weighted average common shares outstanding - basic and diluted	13,525,496	7,895,141

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended
	February 28,	February 29,
	2005	2004

Revenues:
Water usage revenue	$62,872	$55,314
Wastewater treatment revenue	28,571	27,002
Other revenue	3,335	3,415
	94,778	85,731

Expenses:
Water service operating expense	9,219	5,190
Wastewater service operating expense	4,433	3,819
Other water revenue operating expense	2,858	2,329
Depletion expense	295	308
	16,805	11,646
Gross margin	77,973	74,085

General and administrative expenses	(628,492)	(219,302)
Depreciation expense	(3,192)	(2,474)
Operating loss	(553,711)	(147,691)

Other income (expense):
Interest income	66,026	8,307
Interest expense - related parties	(16,039)	(86,966)
Amortization of warrants	--	(12,600)
Total other income (expense)	49,987	(91,259)

Net loss	$(503,724)	$(238,950)

Net loss per common share - basic and diluted	$(.04)	$(.03)

Weighted average common shares outstanding - basic and diluted	13,427,420	8,131,754

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	February 28,	February 29,
	2005	2004

Cash flows from operating activities:
Net loss	$(503,724)	$(238,950)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	3,192	2,474
Depletion	295	308
Amortization of warrants	--	12,600
Interest accrued on long-term debt - related parties	16,039	86,966
Interest added to note receivable - Rangeview Metropolitan District	(7,863)	(6,880)
Changes in operating assets and liabilities:
Trade accounts receivable	16,543	33,846
Interest receivable and prepaid expenses	8,087	--
Trade accounts payable and accrued liabilities	(109,517)	(7,122)
Deferred revenues	8,368	--
Net cash used by operating activities	(568,580)	(116,758)

Cash flows from investing activities:
Investments in water supply and water systems	(63,464)	(70,423)
Purchase of marketable securities	(2,090,458)	--
Maturities of marketable securities	2,387,765	--
Purchase of property and equipment	(5,660)	--
Net cash provided (used) by investing activities	228,183	(70,423)

Cash flows from financing activities:
Proceeds from stock option exercises	157,500	--
Reimbursement to former CEO	(50,555)	--
Payments applied to Participating Interests in Export Water supply	(1,088)	--
Net cash provided by financing activities	105,857	--

Net change in cash and cash equivalents	(234,540)	(187,181)
Cash and cash equivalents - beginning of period	1,574,201	525,780
Cash and cash equivalents - end of period	$1,339,661	$338,599

Supplemental disclosures of non-cash financing activities:
Restricted common stock issued to former CEO in satisfaction of reimbursement obligation	$2,415,000	$--

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING PRINCIPLES

The balance sheet as of February 28, 2005, the statements of operations for the three and six months ended February 28, 2005 and February 29, 2004, respectively, and the statements of cash flows for the six months ended February 28, 2005 and February 29, 2004 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at February 28, 2005 and for all periods presented have been appropriately made.

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

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Net loss, as reported	$(297,730)	$(150,144)	$(503,724)	$(238,950)
Add-back: Stock-based employee compensation expense included in reported net loss	--	--	--	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options and warrants	(35,159)	--	(70,318)	--
Pro forma net loss	$(332,889)	$(150,144)	$(574,042)	$(238,950)
Weighted average common shares outstanding - basic and diluted	13,525,496	7,895,141	13,427,420	8,131,754
Pro forma net loss per share	$(.02)	$(.02)	$(.04)	$(.03)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 0% dividend yield, 112.89% volatility, risk free rates between 1.0% and 1.5%, and an expected life of six years. No options have been granted during fiscal 2005.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, in management’s opinion, the existing models do not necessarily provide a reliable measure of fair value of its employee stock-based compensation.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING PRINCIPLES (Continued)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - OPTION PAYMENT

The Sky Ranch Water Service Agreement (the “SR Agreement”) and the Hills at Sky Ranch Water Service Agreement (the “Hills Agreement”), provide the developer the right to exercise options to use a combined 1,450 acre feet of Export Water per year at Sky Ranch after a defined number of taps have been purchased for use at Sky Ranch. The SR Agreement option calls for annual installments of $50,000 over five years, and the Hills Agreement option calls for annual installments of $10,400 over five years, unless the developer allows the options to expire. Option fees received before the options are exercised or allowed to expire will not be refunded. In February 2005, the developer remitted the first $10,400 installment payment under the Hills Agreement, which was distributed in order of priority to the parties to the Comprehensive Amendment Agreement No. 1 (the “CAA”). In March 2005 of this distribution, the Company received $7,280 and outside parties received $3,120. The Company received a distribution based on the repurchase of certain CAA interests in fiscal 2004. The payment received by the Company was deferred and will be recognized ratably into income until the next option payment is due. Of the amounts paid to the outside parties, $1,088 was allocated to the Participating Interest in Export Water supply liability and $2,032 reduced the contingency under the CAA. The CAA is more fully described in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2004 and in the accompanying Accounting for Participating Interests and Contingencies in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

NOTE 3 - MARKETABLE SECURITIES

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations each fiscal quarter. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company had no investments classified as held-to-maturity at February 28, 2005 or August 31, 2004.

Debt securities for which the Company does not have the positive intent or ability to hold to maturity are classified as available-for-sale, along with any investments in equity securities (the Company had no investments in equity securities at February 28, 2005 or August 31, 2004). Securities classified as available-for-sale are marked to market at each fiscal quarter. Changes in value on such securities are recorded as a component of equity in the Unrealized (loss) gain on marketable securities account. The cost of securities sold is based on the specific identification method. All the available-for-sale securities were purchased for temporary investment purposes using the proceeds of the Company’s equity offering in June of 2004, pending permanent use of such proceeds in accordance with the terms of the offering. The following is a summary of such securities at February 28, 2005:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$1,203,490	$--	$--	$1,203,490
U.S. government debt securities	1,095,481	2,505	(3,880)	1,094,106
U.S. corporate debt securities	2,648,020	8,530	(20,613)	2,635,937
Total investments	4,946,991	11,035	(24,493)	4,933,533
Less amounts included with cash equivalents	1,203,490	--	--	1,203,490
Total marketable securities	$3,743,501	$11,035	$(24,493)	$3,730,043

There were no sales of marketable securities during the six months ended February 28, 2005. The aggregate fair value of investments with unrealized gains and unrealized losses as of February 28, 2005 was $2,846,087 and $2,087,446, respectively. All investments with unrealized losses at February 28, 2005 have been in a loss position for less than a year.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - MARKETABLE SECURITIES (Continued)

Comprehensive Income

In addition to net loss, comprehensive income includes the unrecognized changes in the fair value of marketable securities that are classified as available-for-sale as noted in the following:

	Three Months Ended		Six Months Ended
	February 28,	February 29,	February 28,	February 29,
	2005	2004	2005	2004
Net loss	$(297,730)	$(150,144)	$(503,724)	$(238,950)
Unrealized loss on marketable securities	(12,050)	--	(28,292)	--
Comprehensive loss	$(309,780)	$(150,144)	$(532,016)	$(238,950)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment, which consists entirely of computer and related equipment, is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred.

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

In the aggregate, during the year ended August 31, 2004, the Company repaid $1.6 million of principal and approximately $2.0 million of accrued interest under loan agreements with eleven related parties. Approximately $1.6 million of the accrued interest was repaid with common stock surrendered by our former CEO for which he was reimbursed on January 13, 2005 (see Note 8 and the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2004 for more information). The remaining $0.4 million of accrued interest and $1.6 million of principal were paid in cash by the Company.

NOTE 6 - STOCKHOLDERS’ EQUITY

Effective April 26, 2004, stockholders approved a one-for-ten reverse stock split. In the reverse stock split, every ten shares of the Company’s pre-split common stock became one share of the Company’s post-split common stock. Accordingly, all share and per share amounts for all periods affected have been restated to reflect the reverse split.

On December 8, 2004, the Company amended its Certificate of Incorporation to reduce the total number of shares authorized for issuance from 225 million shares to 65 million shares, with 40 million shares designated as common stock and 25 million shares designated as preferred stock.

During the six months ended February 28, 2005, the Company issued 87,500 shares of common stock upon the exercise of stock options. The options were exercised at a price of $1.80 per share.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company leases office space from its former CEO and shareholder. Prior to September 1, 2004, the Company was not required to pay rent. Effective September 1, 2004, the Company executed a lease agreement whereby the Company leases the office space on a month-to-month basis for $1,000 per month.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - LCH, INC. SETTLEMENT AGREEMENT

Effective August 31, 2004, the Company entered into the Settlement Agreement with LCH, Inc. (an entity related to the Company’s former CEO). Under the Settlement Agreement, LCH released the Company from its obligations under the LCH Agreement (which is more fully described in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2004) in consideration of the Company’s former CEO surrendering 306,279 shares of common stock (which had been pledged as collateral to secure payment of notes issued by the Company to LCH in 1988 and 1989), and the Company repaying the $950,000 principal amount of the notes. The 306,279 shares were designated to repay $1,557,110 of accrued interest payable to LCH under the notes and to retire $4.0 million of contingent obligations payable to LCH under the LCH Agreement. To reimburse Mr. Clark, on January 13, 2005, the Company paid Mr. Clark $50,555 in cash and issued to him 300,000 shares of restricted common stock (totaling $2,465,555).

*****

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

Description of Business

Pure Cycle Corporation was incorporated in 1976 in Delaware. We own or have rights to use significant water assets which we are using to provide water and wastewater services to customers located in the Denver, Colorado metropolitan area near our principal water assets. Our primary business activities include the design, construction, operation and maintenance of water and wastewater systems which provide water and wastewater services to our customers.

Rangeview Water Assets

In 1996 we entered into an agreement with the State of Colorado Board of Land Commissioners (the “State Land Board”) for the exclusive right to provide water and wastewater services to approximately 24,000 acres of primarily undeveloped land known as the “Lowry Range Property”. The Lowry Range Property is located in Arapahoe County, Colorado approximately 15 miles southeast of Denver and 12 miles south of the Denver International Airport. At the same time we entered into the agreement with the State Land Board we also entered into two 85-year agreements with the Rangeview Metropolitan District (the “District”), a quasi-municipal political subdivision of the State of Colorado. Under these agreements we have exclusive access to approximately 29,270 acre feet per year of water, of which 17,620 acre feet per year are available to us for use specifically on the Lowry Range Property. We own the remaining 11,650 acre feet of water per year (referred to as the “Export Water”) and can "export" it off the Lowry Range Property to provide water and wastewater services to nearby communities and developers in need of additional water supplies. The Export Water and the water available for use on the Lowry Range Property are referred to as our “Rangeview Water Assets”.

Based on independent engineering estimates, the 17,620 acre feet of water, which is designated for use on the Lowry Range Property, is capable of providing water service to approximately 47,500 Single Family Equivalent (SFE) units. An SFE is defined as the amount of water required each year by a family of four persons living in a single family house on a standard lot. Based on independent engineering estimates, the 11,650 acre feet of Export Water we own, which is comprised of surface and groundwater on and beneath the Lowry Range Property, can serve approximately 32,500 SFE units throughout the Denver metropolitan region. Additionally, we have the option, with the State Land Board, to substitute 1,650 acre feet of Export surface water in exchange for a total gross volume of 165,000 acre feet of groundwater.

Our business includes the design, construction and operation of facilities to provide water and wastewater services. On the Lowry Range Property, we will operate both the water and the wastewater systems during our contract period and the District will own both systems. However, after 2081, ownership of the water system servicing customers on the Lowry Range Property will revert to the State Land Board. Off the Lowry Range property, we will use our Export Water to provide water and wastewater services, and we will own these assets. We will contract with third parties for construction of these facilities.

Water and/or wastewater services are subject to individual water and wastewater service agreements. We negotiate individual agreements with developers and/or homebuilders to provide water and wastewater services. Our service contracts outline our obligations to construct certain facilities necessary to develop and treat water and/or wastewater, and include the timing of installation of the facilities, capacities of the systems, and where the services will be provided. Under these agreements, developers and/or homebuilders purchase water and/or wastewater taps from us in exchange for our obligation to construct the water and/or wastewater facilities and for us to provide water and wastewater services.

In agreements marketing our Export Water, we plan to negotiate the purchase of groundwater from the developers seeking water service from us. Such purchased water would not be subject to obligations under the commercialization agreement which is more fully described in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2004. Similarly, water tap fees received from the sale of taps to customers located on the Lowry Range Property are not subject to obligations under these financing agreements.

The State Land Board is in the initial stages of developing a plan to solicit requests for proposals to engage a development partner to assist in the future development of the Lowry Range Property. We are not able to determine the timing of development of the Lowry Range Property, although residential, commercial and industrial development is under way outside of the Lowry Range Property along its southern, western and northern borders. Additional water sales will only occur after development has commenced. In the event development of the Lowry Range Property and the surrounding areas is delayed, we may be required to incur additional short-term or long-term debt obligations or seek to sell additional equity to generate operating capital until demand arises for our water assets.

Due to the continuing growth of the Denver metropolitan region and the limited availability of new water supplies, many metropolitan planning agencies are requiring property developers to demonstrate adequate water availability prior to any consideration for zoning requests for property development. As a result, we believe we are well positioned to market and sell our water and wastewater services to developers and homebuilders seeking to develop new communities both within the Lowry Range Property as well as in other areas in the growing Denver metropolitan region.

Sky Ranch

In 2003 and 2004 we entered into two Water Service Agreements with the developer of Sky Ranch, a proposed new development located along Interstate 70, approximately seven miles south of the Denver International Airport in Arapahoe County, Colorado. Under the Water Service Agreements, we will provide water service to the 4,850 SFE units that are anticipated to be built at Sky Ranch. Under the Water Service Agreements, the developer must purchase at least 400 water taps before occupancy of the first home. The Water Service Agreements permit the developer to add additional taps annually, with at least 310 taps to be purchased each year until at least 4,120 total taps have been purchased. This schedule is designed to provide us with adequate funds with which to construct the facilities needed to provide water service to the Sky Ranch development.

We initially anticipated the developer purchasing the first 20 taps in our second quarter of fiscal 2005. However, due to customary due diligence and market analysis being performed by the developer, the initial 20 taps were not purchased during the second quarter. Based on information received from the developer, the developer is actively marketing residential lots to several national home builders with operations in the Denver area. As the developer finalizes agreements for the sale of lots, the developer has indicated that it will proceed with construction of the project and the purchase of taps to initially provide water service for construction activities and as homes are completed for residential use. We have begun the design and engineering of the water facilities and will initiate construction at such time as we receive notice from the developer to proceed and payment for the inital tap purchases.

Rangeview Metropolitan District

The District is a quasi-municipal corporation and political subdivision of the State of Colorado formed in 1986 for the purpose of providing water and wastewater services to the Lowry Range Property. The District is required to utilize the 17,620 acre feet of water leased to it by the State Land Board located on the Lowry Range Property exclusively for service to customers on the Lowry Range Property.

The District is run by an elected board of directors. The only eligible voters and the only persons eligible to serve as directors are the owners of property in the 40 acre boundary of the District. The current directors of the District are Thomas P. Clark, Mark W. Harding, Scott E. Lehman (all of which are employees of Pure Cycle) and Thomas Lamm.

Pure Cycle and the board of directors of the District have attempted to transact business between the District and Pure Cycle on an arms-length basis. The conflicts of interest of the directors in transactions between Pure Cycle and the District are disclosed in filings with the Colorado Secretary of State. The District and Pure Cycle have each been represented by separate legal counsel in negotiating the water service agreement and wastewater service agreement between the parties. The agreements were also approved by the members of the District's board who were not Pure Cycle employees and by the State Land Board.

Under the service agreements between Pure Cycle and the District, Pure Cycle is obligated to provide funding to the District as the District’s cash reserves fall below the level specified in the District’s contract with the State Land Board. The District is permitted to request funding from Pure Cycle to replenish its reserves for certain defined operating expenses related to the Lowry Range Property. We anticipate funding substantially all of the District’s operating expenditures for the foreseeable future until the District generates additional on-site water revenues. During the six months ended February 28, 2005, we provided the District with approximately $92,000 of funding. Of this, we recorded $48,000 as general and administrative expenses and $44,000 was capitalized as part of the Rangeview Water Assets.

Paradise Water Supply

We own conditional water rights in western Colorado that entitle us to build a 70,000 acre-foot reservoir to store tributary water on the Colorado River; a right-of-way permit from the U.S. Bureau of Land Management for property at the dam and reservoir site; and four tributary water wells with a theoretical capacity to produce approximately 56,000 acre feet of water annually (collectively known as the “Paradise Water Supply”). We will seek to utilize our Paradise Water Supply asset to deliver water to customers located in the Denver metropolitan area or to customers in the downstream states of Nevada, Arizona and California. However, due to the strict regulatory requirements for constructing an on-channel reservoir, completing this conditional storage right at its decreed location could be difficult. As a result, there can be no assurance that we will ever be able to make use of this asset or sell the water profitably. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), at least annually we review our long-term assets, including our Paradise Water Supply, for indicators of impairment. Consistent with SFAS 144, we compare the carrying amount of our Paradise Water Supply asset to the sum of the expected undiscounted cash flows from the expected eventual use of the asset. Our assessment of the recoverability of the carrying value of the Paradise Water Supply assumes revenue being developed through water tap sales and monthly metered water usage fees offset by wholesale development costs, which are based on engineering estimates, over a 35 year development horizon. Based on the latest annual assessment (last test performed as of August 31, 2004) the expected undiscounted cash flows exceed the carrying value of the Paradise Water Supply and therefore no impairment was found to exist.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

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

Accounting for Participating Interests and Contingent Liabilities

As more fully described in our Annual Report on Form 10-KSB for the year ended August 31, 2004, the balance sheet liability captioned "Participating Interests in Export Water supply" (the “Participating Interests”) represents an obligation which arose under the Comprehensive Amendment Agreement No. 1 (the “CAA”) which, along with certain other agreements, was used to acquire our Export Water supply. We recorded an initial liability of approximately $11.1 million which represents the cash we received and used to purchase the Export Water supply. In return, we agreed to remit a total of $31.8 million of proceeds received from our future sales of Export Water to the Participating Interest holders, excluding Pure Cycle. In accordance with Emerging Issues Task Force (EITF) Issue No 88-18 Sales of Future Revenues, the obligation for the $11.1 million has been recorded as debt for which the payment obligation arises upon receipt of proceeds from Export Water sales. The remaining $20.7 million (before the transactions that occurred in fiscal 2004 as described below) will be paid from future proceeds received from the sale of Export Water. The $20.7 million contingency is not reflected on our balance sheet as the obligation to pay is contingent on our ability to sell Export Water, for which the amounts and the timing are not reasonably determinable.

During 2004, we acquired the rights to approximately $8.2 million of obligations under the CAA for cash of $2.75 million and 40,512 restricted shares of our common stock. In connection with these transactions, we reduced the Participating Interests by approximately $2.9 million. For more information refer to our Annual Report on Form 10-KSB for the year ended August 31, 2004.

As proceeds from the sale of Export Water are generated and payments are made under the CAA, we will allocate a ratable percentage of said payments to the principal portion of the Participating Interests liability (i.e. 35% of the total proceeds payable to parties other than Pure Cycle) and the balance to the contingent liability (i.e. 65% of the total proceeds payable to parties other than Pure Cycle). As proceeds from the sale of Export Water are collected and applied to the $20.7 million contingency they are recorded on a net revenue basis.

The following table reflects the activity in the CAA obligations:

Participating Interests in Export Water supply
	Liability	Contingency	Total Obligation
Original balances	$11,090,630	$20,717,102	$31,807,732
Less:
Fiscal 2004 acquisitions	2,858,920	5,340,413	8,199,333
Sky Ranch option payment paid to external parties (fiscal 2004)	17,435	32,565	50,000
Hills at Sky Ranch option payment paid to external parties (fiscal 2005)	1,088	2,032	3,120
Balance at February 28, 2005	$8,213,187	$15,342,092	$23,555,279

Financial Condition

Results of Operations

We delivered 6.6 million gallons and 7.2 million gallons of water during the three months ended February 28, 2005 and February 29, 2004, respectively, which generated approximately $23,200 and $18,400 of water fees, respectively. We delivered 20.2 million gallons and 22.0 million gallons of water during the six months ended February 28, 2005 and February 29, 2004, respectively, which generated approximately $62,900 and $55,300 of water fees, respectively.

The increase in water usage fees for both the three and six months ended February 28, 2005, respectively, is mainly attributable to rate increases effective May 2004. Our water service charges are based on a tiered pricing structure that is sensitive to the date and volume of water use. Our tiered pricing structure is controlled through a market-driven pricing mechanism under which our rates and charges may not exceed similar rates and charges of three nearby communities.

We generated approximately $14,300 and $13,500 of wastewater revenues during the three months ended February 28, 2005 and February 29, 2004, respectively, and we generated approximately $28,600 and $27,000 of wastewater revenues during the six months ended February 28, 2005 and February 29, 2004, respectively. Our wastewater treatment customers are currently charged a flat monthly amount, which was increased in May 2004. Wastewater treatment fees are also controlled through the market-driven pricing mechanism.

Operating costs relating to the delivery of water, the treatment of wastewater, and general and administrative expenses for the three and six months ended February 28, 2005 and February 29, 2004, respectively, were as follows:

	Three Months Ended		%
	February 28,	February 29,	Increase
	2005	2004	(Decrease)
Operating costs of delivering water	$1,900	$2,800	(32%)
Operating costs of treating wastewater	$2,100	$1,600	31%
General and administrative expenses	$359,400	$131,700	173%

	Six Months Ended		%
	February 28,	February 29,	Increase
	2005	2004	(Decrease)
Operating costs of delivering water	$9,200	$5,200	77%
Operating costs of treating wastewater	$4,400	$3,800	16%
General and administrative expenses	$628,500	$219,300	187%

The increase in general and administrative expenses for the three and six months ended February 28, 2005 was due to the following:

•
Employee related expenses (including salaries, taxes and healthcare) increased approximately $73,400 and $159,900, respectively, due to the addition of one employee in the first quarter of fiscal 2005, annual salary increases for existing employees and significant increases in healthcare premiums.

•
Franchise taxes increased approximately $72,700 for both the three and six month periods ended February 28, 2005, respectively, due mainly to changes in the number of shares of common stock authorized and outstanding following our Annual Stockholders’ Meeting in April of 2004.

•	Professional service fees increased approximately $26,200 and $56,200, respectively.
•	The portion of the payments to the District recorded as expense to fund its operations accounted for approximately $23,300 and $48,300, respectively.
•	Payments to directors for their participation in board meetings as well as Directors & Officers insurance accounted for approximately $22,400 and $36,400, respectively, of the increases.

The Sky Ranch Water Service Agreement (the “SR Agreement”) and the Hills at Sky Ranch Water Service Agreement (the “Hills Agreement”), provide the developer the right to exercise options to use a combined 1,450 acre feet of Export Water per year at Sky Ranch after a defined number of taps have been purchased for use at Sky Ranch. The SR Agreement option calls for annual installments of $50,000 over five years, and the Hills Agreement option calls for annual installments of $10,400 over five years, unless the developer allows the options to expire. Option fees received before the options are exercised or allowed to expire will not be refunded. In February 2005, the developer remitted the first $10,400 installment payment under the Hills Agreement and it was distributed to the CAA parties in order of priority. In March 2005, we received our CAA distribution of $7,280 and outside parties received $3,120. The payment we received was deferred and will be recognized ratably into income until the next option payment is due. Of the amounts paid to the outside parties, $1,088 was allocated to the Participating Interest in Export Water supply liability and $2,032 reduced the contingency under the CAA. The CAA is more fully described in our Annual Report on Form 10-KSB for the year ended August 31, 2004 and in the accompanying Accounting for Participating Interests and Contingencies.

Interest income increased to $37,300 from $4,000 for the three months ended February 28, 2005, and increased to $66,000 from $8,300 for the six months ended February 28, 2005. The increase is due to the temporary investment of funds raised in the equity offering in June of 2004.

Interest expense decreased to $8,200 from $43,500 for the three months ended February 28, 2005, and decreased to $16,000 from $87,000 for the six months ended February 28, 2005. The decrease is due to the repayment of $1.6 million of debt in August of 2004.

Primarily due to the factors described above, the net loss for the three and six months ended February 28, 2005 increased approximately $147,600 (from $150,100 to $297,700) and $264,700 (from $239,000 to $503,700), respectively.

Liquidity and Capital Resources

At February 28, 2005, current assets exceed current liabilities by approximately $5.08 million and we had cash and cash equivalents and marketable securities of approximately $5.07 million. We believe that at February 28, 2005, we have sufficient working capital to fund our operations for the next year. However, there can be no assurances that we will be successful in marketing the water from our primary water projects in the near term. In the event increased revenues and cash flows from providing water services are not achieved, we may incur additional short or long-term debt or seek to sell additional equity securities to generate working capital to support our operations.

Development of the facilities necessary for us to provide water and wastewater services to customers, including the water rights that we currently hold or additional water rights that we may seek to acquire, will require substantial capital investment. We anticipate that these efforts will be financed through our collection of water and wastewater system tap fees and service charges. A tap fee is a one-time charge collected from a builder or property owner which, when paid, allows the customer to access our system and obtain water (or wastewater) service. Service charges are recurring monthly fees collected from a customer for ongoing water (or wastewater) service and are comprised of a base monthly service charge (for water service) plus, a consumption charge for each 1,000 gallons of water used. Although we anticipate that tap fee revenues will be sufficient to fund the design and construction of necessary water and wastewater facilities, once we receive tap fees from a developer we are contractually obligated to construct the facilities needed to provide service to those customers for whom the taps fees were paid. We anticipate that the service charge revenues will be sufficient to fund our obligations to provide ongoing water and wastewater services to our customers. We cannot however assure you that the revenues we collect will be sufficient to cover our capital costs and other obligations.

The Water Service Agreements with Sky Ranch provide for 4,850 SFE connections which, at current rates and charges, would generate approximately $60.2 million in total water tap fee revenues and approximately $2.8 million annually in water service fees based on average water usage fees in our rate-based districts. These represent gross fees and, to the extent that water service is provided using Export Water, we are required to pay a royalty to the State Land Board equal to 12% of the net revenue after deducting our costs. If the developer exercises its option to purchase Export Water, we expect to dedicate approximately 1,450 acre feet, or approximately 12%, of our Export Water supply (which is about 5.0% of our overall Rangeview Water Assets) for this project. We estimate that we will spend approximately $25 million to construct the infrastructure needed to provide water service to the Sky Ranch development.

At February 28, 2005, we had outstanding debt to three related parties totaling approximately $1.4 million (which includes approximately $745,100 of accrued interest). Of the $1.4 million of debt, approximately $189,100 bears simple interest at 9.01%; $51,700 bears simple interest at 8.36%; $424,500 bears simple interest at the Applicable Federal Rate for short-term obligations (2.92% at February 28, 2005); and $26,600 bears no interest. The notes are payable at various dates between August 2007 and October 2007, subject to earlier payment if Export Water sales occur. Interest is not payable on a current basis, but does accrue and is added to the principal monthly.

Effect of Newly Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004) Share-Based Payment (“SFAS 123R”) which is a revision of SFAS 123 and addresses the accounting for employee stock options. SFAS 123R is effective for public companies, that file as small business issuers, for interim or annual periods beginning after December 15, 2005 (SFAS 123R is effective for us beginning March 1, 2006), supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We have not yet completed our evaluation of the impact of SFAS 123R, but we expect the adoption to have a material effect on our financial statements. See NOTE 1 - ACCOUNTING PRINCIPLES for pro-forma disclosures required under SFAS 123.

Item 3.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Financial Officer has concluded that our disclosure controls (as defined in Securities Exchange Act Rule 13a-15) at the end of the period are effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 are gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures.

Changes in Internal Controls

There have been no significant changes in our internal controls over financial reporting identified in connection with our evaluation during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II

Item 1.    Legal Proceedings

None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On January 13, 2005, we issued 300,000 shares of restricted common stock pursuant to Section 4(2) of the Securities Act of 1933 and paid $50,555 to our former CEO, Mr. Thomas Clark, as consideration for Mr. Clark surrendering 306,279 shares of common stock which had been pledged as collateral to secure payment of certain promissory notes issued by us to a related party. This occurred as part of the LCH Settlement Agreement, effective as of August 31, 2004, which is more fully described in our Annual Report on Form 10-KSB for the year ended August 31, 2004 and in NOTE 8 - LCH, INC. SETTLEMENT AGREEMENT above.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibits

31 - Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.

32 - Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Mark W. Harding

Mark W. Harding
President and Chief Financial Officer

April 8, 2005