Form 10QSB
period 2005-05-31
PURE CYCLE CORP
filed 2005-07-12
CIK 276720

Use these links to rapidly review the document
PURE CYCLE CORPORATION INDEX TO MAY 31, 2005 FORM 10-QSB

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2005
☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-8814

PURE CYCLE CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	84-0705083
(State of incorporation)	(I.R.S. Employer Identification Number)

8451 Delaware St., Thornton, CO	80260
(Address of principal executive offices)	(Zip Code)

(303) 292-3456
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 11, 2005:

Common stock, 1/3 of $.01 par value (Class)	14,039,688 (Number of Shares)

Transitional Small business Disclosure Format (Check one): Yes ☐    No ☒

PURE CYCLE CORPORATION
INDEX TO MAY 31, 2005 FORM 10-QSB

"SAFE HARBOR" STATEMENT UNDER THE UNITED STATES PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

        Statements that are not historical facts contained in this Quarterly Report on Form 10-QSB are forward looking statements that involve risk and uncertainties that could cause actual results to differ from projected results. The words "anticipate," "believe," "estimate," "expect," "plan," "intend" and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation, the timing of development of the areas where we may sell our water, including uncertainties related to the development of Sky Ranch, the market price of water, changes in applicable statutory and regulatory requirements, uncertainties in the estimation of water available under decrees, costs of delivery of water, uncertainties in the estimation of costs of construction projects, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, climatic conditions, labor relations, availability and cost of material and equipment, delays in anticipated permit and construction dates, environmental risks, the results of financing efforts and the ability to meet capital requirements, and general economic conditions.

PURE CYCLE CORPORATION

BALANCE SHEETS

	May 31, 2005	August 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$506,691	$1,574,201
Marketable securities	4,377,743	4,055,643
Trade accounts receivable	46,055	50,238
Interest receivable	34,684	24,516
Prepaid expenses	17,917	34,077

Total current assets	4,983,090	5,738,675

Investments in water and water systems:
Rangeview water supply	13,862,330	13,786,125
Paradise water supply	5,515,133	5,498,124
Rangeview water system	155,789	151,798
Sky Ranch water supply	100,000	50,000
Water supply—other	3,360	3,360

Total investments in water and water systems	19,636,612	19,489,407
Accumulated depreciation and depletion	(20,617)	(16,286)

Investments in water and water systems, net	19,615,995	19,473,121
Property and equipment, net	4,559	—
Note receivable—Rangeview Metropolitan District, including accrued interest	426,098	413,805

Total assets	$25,029,742	$25,625,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,900	$2,946
Accrued liabilities	37,547	180,927

Total current liabilities	63,447	183,873
Deferred revenue	6,276	17,435
Long-term debt—related parties, including accrued interest	1,445,870	1,420,964
Participating Interests in Export Water supply	8,213,187	8,214,275
Amounts reimbursable to former officer	—	2,465,555

Total liabilities	9,728,780	12,302,102

Stockholders' equity:
Preferred stock:
Par value $.001 per share, 25 million shares authorized: Series B—432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized: 13,944,682 and 13,316,135 shares issued and outstanding	46,484	44,387
Additional paid-in capital	39,357,907	36,407,105
Treasury stock, at cost, 30,000 shares of common stock	(227,400)	—
Unrealized (loss) gain on marketable securities	(13,177)	14,834
Accumulated deficit	(23,863,285)	(23,143,260)

Total stockholders' equity	15,300,962	13,323,499

Total liabilities and stockholders' equity	$25,029,742	$25,625,601

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended May 31,
	2005	2004
Revenues:
Water usage revenue	$34,611	$32,457
Wastewater treatment revenue	14,285	13,763
Other revenue	19,527	1,002

	68,423	47,222

Expenses:
Water service operating expense	4,579	3,321
Wastewater service operating expense	2,216	1,896
Other water revenue operating expense	—	560
Depletion expense	175	63

	6,970	5,840

Gross margin	61,453	41,382
General and administrative expenses	(314,162)	(125,169)
Depreciation expense	(1,770)	(1,360)

Operating loss	(254,479)	(85,147)

Other income (expense):
Interest income	47,045	3,610
Interest expense—related parties	(8,867)	(43,483)
Amortization of warrants	—	(6,300)

Total other income (expense)	38,178	(46,173)

Net loss	$(216,301)	$(131,320)

Net loss per common share—basic and diluted	$(.02)	$(.02)

Weighted average common shares outstanding—basic and diluted	13,798,430	8,145,087

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended May 31,
	2005	2004
Revenues:
Water usage revenue	$97,483	$87,772
Wastewater treatment revenue	42,856	40,765
Other revenue	22,862	4,416

	163,201	132,953

Expenses:
Water service operating expense	13,798	8,511
Wastewater service operating expense	6,649	5,715
Other water revenue operating expense	2,858	2,889
Depletion expense	470	494

	23,775	17,609

Gross margin	139,426	115,344
General and administrative expenses	(942,654)	(344,471)
Depreciation expense	(4,962)	(3,711)

Operating loss	(808,190)	(232,838)

Other income (expense):
Interest income	113,071	11,917
Interest expense—related parties	(24,906)	(130,449)
Amortization of warrants	—	(18,900)

Total other income (expense)	88,165	(137,432)

Net loss	$(720,025)	$(370,270)

Net loss per common share—basic and diluted	$(.05)	$(.05)

Weighted average common shares outstanding—basic and diluted	13,552,449	8,078,677

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended May 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(720,025)	$(370,270)
Adjustments to reconcile net loss to net cash (used for)/provided by operating activities:
Depreciation	4,962	3,711
Depletion	470	494
Amortization of warrants	—	18,900
Interest accrued on long-term debt—related parties	24,906	130,449
Interest added to note receivable—Rangeview Metropolitan District	(12,293)	(10,320)
Changes in operating assets and liabilities:
Trade accounts receivable	4,183	20,270
Interest receivable and prepaid expenses	5,992	—
Trade accounts payable and accrued liabilities	(120,426)	192,017
Deferred revenues	(11,159)	17,435

Net cash (used for)/provided by operating activities	(823,390)	2,686

Cash flows from investing activities:
Investments in water supply and water systems	(147,205)	(140,023)
Purchase of marketable securities	(3,946,462)	—
Maturities of marketable securities	3,596,350	—
Purchase of property and equipment	(5,660)	—

Net cash used for investing activities	(502,977)	(140,023)

Cash flows from financing activities:
Proceeds from stock option exercises	310,500	—
Reimbursement to former CEO	(50,555)	—
Deferred financing costs	—	(274,756)
Payments applied to Participating Interests in Export Water supply	(1,088)	(17,435)

Net cash (used for)/provided by financing activities	258,857	(292,191)

Net change in cash and cash equivalents	(1,067,510)	(429,528)
Cash and cash equivalents—beginning of period	1,574,201	525,780

Cash and cash equivalents—end of period	$506,691	$96,252

Supplemental disclosures of non-cash activities:
Restricted common stock issued to former CEO in satisfaction of reimbursement obligation	$2,415,000	$—

Common stock issued upon exercise of stock options with mature shares used as consideration	$227,400	$—

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1—ACCOUNTING PRINCIPLES

        The balance sheet as of May 31, 2005, the statements of operations for the three and nine months ended May 31, 2005 and 2004, respectively, and the statements of cash flows for the nine months ended May 31, 2005 and 2004 have been prepared by Pure Cycle Corporation (the "Company") and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows at May 31, 2005 and for all periods presented have been appropriately made.

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

Stock-based compensation

        The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation as specified in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123. The pro forma disclosure of net loss and loss per share required by SFAS No. 123 is shown below.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Net loss, as reported	$(216,301)	$(131,320)	$(720,025)	$(370,270)
Add-back: Stock-based employee and director compensation expense included in reported net loss	—	—	—	—
Deduct: Total stock-based employee and director compensation expense determined under fair value based method for all options and warrants	(38,993)	(9,429)	(109,311)	(9,429)

Pro forma net loss	$(255,294)	$(140,749)	$(829,336)	$(379,699)

Weighted average common shares outstanding—basic and diluted	13,798,430	8,145,087	13,552,449	8,078,677

Pro forma net loss per share	$(.02)	$(.02)	$(.06)	$(.05)

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 0% dividend yield, 113% (options granted in fiscal 2004) and 26% (options granted in fiscal 2005) volatility, risk free rates between 1.0% and 3.0%, and expected lives of six years. In April of 2005, 12,500 options were granted to non-employee directors under the 2004 Incentive Plan. Of the options granted, 10,000 vest one year after the grant date and 2,500 vest at the second anniversary date of the grant.

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

NOTE 2—OPTION PAYMENT

        The Sky Ranch Water Service Agreement (the "SR Agreement") and the Hills at Sky Ranch Water Service Agreement (the "Hills Agreement"), provide the developer the right to exercise options to use a combined 1,450 acre feet of Export Water per year at Sky Ranch after a defined number of taps have been purchased for use at Sky Ranch. The SR Agreement option calls for annual installments of $50,000 over five years, and the Hills Agreement option calls for annual installments of $10,400 over five years, unless the developer allows the options to expire. Option fees received before the options are exercised or allowed to expire will not be refunded. In February 2005, the developer remitted the first $10,400 installment payment under the Hills Agreement, which was distributed in order of priority to the parties to the Comprehensive Amendment Agreement No. 1 (the "CAA"). Of this distribution, the Company received $7,280 in March 2005, and outside parties received $3,120. The Company received a distribution because it had repurchased certain CAA interests in fiscal 2004. The payment received by the Company was deferred and will be recognized ratably into income until the next option payment is due. Of the amounts paid to the outside parties, $1,088 was allocated to the Participating Interests in Export Water supply liability and $2,032 reduced the contingency under the CAA. The CAA is more fully described in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2004 and in the accompanying Accounting for Participating Interests and Contingent Liabilities in Management's Discussion and Analysis of Results of Operations and Financial Condition.

NOTE 3—MARKETABLE SECURITIES

        Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations each fiscal quarter. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company had no investments classified as held-to-maturity at May 31, 2005 or August 31, 2004.

        Debt securities for which the Company does not have the positive intent or ability to hold to maturity are classified as available-for-sale, along with any investments in equity securities (the Company had no investments in equity securities at May 31, 2005 or August 31, 2004). Securities classified as available-for-sale are marked to market at each fiscal quarter end. Changes in value on such securities are recorded as a component of equity in the Unrealized (loss) gain on marketable securities account. The cost of securities sold is based on the specific identification method. All the available-for-sale securities were purchased for temporary investment purposes using the proceeds of the Company's equity offering in June of 2004, pending permanent use of such proceeds in accordance with the terms of the offering. The following is a summary of such securities at May 31, 2005:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$477,704	$—	$—	$477,704
U.S. government debt securities	1,395,402	3,785	(3,505)	1,395,682
U.S. corporate debt securities	2,995,518	5,930	(19,387)	2,982,061

Total investments	4,868,624	9,715	(22,892)	4,855,447
Less amounts included with cash equivalents	477,704	—	—	477,704

Total marketable securities	$4,390,920	$9,715	$(22,892)	$4,377,743

        There were no sales of marketable securities during the nine months ended May 31, 2005. The aggregate fair value of investments with unrealized gains and unrealized losses as of May 31, 2005 was $2,268,637 and $2,586,810, respectively. All investments with unrealized losses at May 31, 2005 have been in a loss position for less than a year.

Comprehensive Income

        In addition to net loss, comprehensive income includes the unrecognized changes in the fair value of marketable securities that are classified as available-for-sale as noted in the following:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Net loss	$(216,301)	$(131,320)	$(720,025)	$(370,270)
Unrealized gain (loss) on marketable securities	281	—	(28,011)	—

Comprehensive loss	$(216,020)	$(131,320)	$(748,036)	$(370,270)

NOTE 4—GROUNDWATER PURCHASE

        On October 31, 2003, the Company entered into the Denver Groundwater Purchase Agreement ("DGPA") which provides the Company the option to purchase 223 acre feet of decreed water rights owned by the developer of Sky Ranch for $250,000. Per the DGPA, the Company can acquire 44.6 acre feet of water per year (or 20% of the total 223 acre feet) for $50,000. On May 26, 2005, the Company exercised its option and purchased the second 44.6 acre feet of Denver aquifer groundwater for $50,000 (combined with the purchase made in fiscal 2004, the Company has acquired a total of 89.2 acre feet of water under the DGPA for $100,000). The Company intends to exercise the remaining options over the next three years to complete the purchase of the remaining 133.8 acre feet of Denver aquifer groundwater at a cost of $150,000.

NOTE 5—PROPERTY AND EQUIPMENT

        Property and equipment, which consists entirely of computer and related equipment, is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three years. Maintenance and repairs are charged to expense as incurred.

NOTE 6—NOTES PAYABLE—RELATED PARTIES

        In the aggregate, during the year ended August 31, 2004, the Company repaid $1.6 million of principal and approximately $2.0 million of accrued interest under loan agreements with eleven related parties. Approximately $1.6 million of the accrued interest was repaid with common stock surrendered by our former CEO (which had been pledged to secure payment of the loan) for which he was reimbursed on January 13, 2005 (see Note 9 and the Company's Annual Report on Form 10-KSB for the year ended August 31, 2004 for more information). The remaining $0.4 million of accrued interest and $1.6 million of principal were paid in cash by the Company.

NOTE 7—STOCKHOLDERS' EQUITY

        Effective April 26, 2004, stockholders approved a one-for-ten reverse stock split. In the reverse stock split, every ten shares of the Company's pre-split common stock became one share of the Company's post-split common stock. Accordingly, all share and per share amounts for all periods affected have been restated to reflect the reverse split.

        On December 8, 2004, the Company amended its Certificate of Incorporation to reduce the total number of shares authorized for issuance from 225 million shares to 65 million shares, with 40 million shares designated as common stock and 25 million shares designated as preferred stock.

        On March 18, 2005, the Company agreed to amend certain outstanding warrants to provide a net exercise provision whereby the warrant holders could exercise their warrants by using the underlying shares of common stock at the current market price as payment of the exercise price in lieu of cash. All but 15,612 of the outstanding warrants were exercised. As a result, the Company issued 29,714 shares of common stock upon the exercise of 39,282 warrants. As of May 31, 2005, the Company has outstanding warrants to purchase 15,612 shares of common stock at an exercise price of $1.80 per share. The remaining warrants outstanding do not contain a net exercise provision.

        During the nine months ended May 31, 2005, the Company issued 298,833 shares of common stock upon the exercise of stock options. The options were exercised at a price of $1.80 per share. The exercise price for 126,333 of the options exercised was paid for by the option holder utilizing 30,000 shares of Company common stock that was held by the option holder more than six months with a market value at the date of exercise totaling $227,400, which is shown as Treasury Stock on the accompanying balance sheet.

NOTE 8—RELATED PARTY TRANSACTIONS

        The Company leases office space from its former CEO, who is also a greater than ten percent shareholder. Prior to September 1, 2004, the Company was not required to pay rent. Effective September 1, 2004, the Company executed a lease agreement whereby the Company leases the office space on a month-to-month basis for $1,000 per month.

NOTE 9—LCH, INC. SETTLEMENT AGREEMENT

        Effective August 31, 2004, the Company entered into the Settlement Agreement with LCH, Inc. (an entity related to the Company's former CEO, Mr. Clark). Under the Settlement Agreement LCH released the Company from its obligations under the LCH Agreement (which is more fully described in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2004) in consideration of the Company's former CEO surrendering 306,279 shares of common stock (which had been pledged as collateral to secure payment of notes issued by the Company to LCH in 1988 and 1989), and the Company repaying the $950,000 principal amount of the notes. The 306,279 shares were designated to repay $1,557,110 of accrued interest payable to LCH under the notes and to retire $4.0 million of contingent obligations payable to LCH under the LCH Agreement. To reimburse Mr. Clark, on January 13, 2005, the Company paid Mr. Clark $50,555 in cash and issued to him 300,000 shares of restricted common stock (the consideration paid to Mr. Clark had a total value of $2,465,555).

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

Rangeview Water Assets

        In 1996 we entered into an agreement with the State of Colorado Board of Land Commissioners (the "State Land Board") for the exclusive right to provide water and wastewater services to approximately 24,000 acres of primarily undeveloped land known as the "Lowry Range Property". The Lowry Range Property is located in Arapahoe County, Colorado approximately 15 miles southeast of Denver and 12 miles south of the Denver International Airport. At the same time we entered into the agreement with the State Land Board we also entered into two 85-year agreements with the Rangeview Metropolitan District (the "District"), a quasi-municipal political subdivision of the State of Colorado. Under these agreements we have exclusive access to approximately 29,270 acre feet per year of water, of which 17,620 acre feet per year are available to us for use specifically on the Lowry Range Property. We own the remaining 11,650 acre feet of water per year (referred to as the "Export Water") and can "export" it off the Lowry Range Property to provide water and wastewater services to nearby communities and developers in need of additional water supplies. The Export Water and the water available for use on the Lowry Range Property are referred to as our "Rangeview Water Assets".

        Based on independent engineering estimates, the 17,620 acre feet of water, which is designated for use on the Lowry Range Property, is capable of providing water service to approximately 46,500 Single Family Equivalent ("SFE") units. An SFE is defined as the amount of water required each year by a family of four persons living in a single family house on a standard lot. Based on independent engineering estimates, the 11,650 acre feet of Export Water we own, which is comprised of surface and groundwater on and beneath the Lowry Range Property, can serve approximately 33,600 SFE units throughout the Denver metropolitan region. Additionally, we have the option with the State Land Board to exchange a total gross volume of 165,000 acre feet of groundwater for 1,650 acre feet per year of adjudicated surface water.

        Our business includes the design, construction and operation of facilities to provide water and wastewater services. On the Lowry Range Property, we will operate both the water and the wastewater systems during our contract period and the District will own both systems. However, after 2081, ownership of the water system servicing customers on the Lowry Range Property will revert to the State Land Board (the District will retain ownership of the wastewater system). Off the Lowry Range property, we will use our Export Water to provide water and wastewater services, and we will own these assets. We will contract with third parties for construction of these facilities.

        Water and/or wastewater services are subject to individual water and wastewater service agreements. We negotiate individual agreements with developers and/or homebuilders to provide water and wastewater services. Our service contracts outline our obligations to construct certain facilities necessary to develop and treat water and/or wastewater, and include the timing of installation of the facilities, capacities of the systems, and where the services will be provided. Under these agreements, developers and/or homebuilders purchase water and/or wastewater taps from us in exchange for our obligation to construct the water and/or wastewater facilities and to provide water and wastewater services.

        In agreements marketing our Export Water, we may negotiate the purchase of groundwater from the developers seeking water service from us. Such purchased water would not be subject to obligations under the commercialization agreement which is more fully described in the Company's Annual Report on Form 10-KSB for the year ended August 31, 2004. Similarly, water tap fees received from the sale of taps to customers located on the Lowry Range Property are not subject to obligations under these financing agreements.

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

Sky Ranch

        In 2003 and 2004 we entered into two Water Service Agreements with the developer of Sky Ranch, a proposed new development located along Interstate 70, approximately seven miles south of the Denver International Airport in Arapahoe County, Colorado. Under the Water Service Agreements, we will provide water service to the 4,850 SFE units that are anticipated to be built at Sky Ranch. Under the Water Service Agreements, the developer must purchase at least 400 water taps before occupancy of the first home. The Water Service Agreements permit the developer to add additional taps annually, with at least 310 taps to be purchased each year, until at least 4,120 total taps have been purchased. This schedule is designed to provide us with adequate funds with which to construct the facilities needed to provide water service to the Sky Ranch development.

        We initially anticipated the developer purchasing the first 20 taps in our second quarter of fiscal 2005. While we have not received any payments for tap purchases from the developer, we have been in discussion with the developer regarding timing of tap purchases and the expected start date of the project. The developer has informed us that they continue to actively market residential lots to several national home builders with operations in the Denver area and continue to perform customary due diligence and market analysis. Based on these discussions, we have begun the design and engineering of the water facilities and will initiate construction at such time as we receive notice from the developer to proceed and we receive payment for the initial tap purchases.

        On October 31, 2003, we entered into the Denver Groundwater Purchase Agreement ("DGPA") which provides us the option to purchase 223 acre feet of decreed water rights owned by the developer of Sky Ranch for $250,000. Per the DGPA, we can acquire 44.6 acre feet of water per year (or 20% of the total 223 acre feet) for $50,000. On May 26, 2005, we exercised our option and purchased the second 44.6 acre feet of Denver aquifer groundwater for $50,000 (combined with the purchase last year we have now acquired 89.2 acre feet of water under the DGPA which we have paid $100,000). We intend to exercise the remaining options over the next three years to complete the purchase of the remaining 133.8 acre feet of Denver aquifer groundwater at a cost of an additional $150,000.

Rangeview Metropolitan District

        The District is a quasi-municipal corporation and political subdivision of the State of Colorado formed in 1986 for the purpose of providing water and wastewater services to the Lowry Range Property. The District is required to utilize the 17,620 acre feet of water leased to it by the State Land Board and located on the Lowry Range Property exclusively for service to customers on the Lowry Range Property.

        The District is run by an elected board of directors. The only eligible voters and the only persons eligible to serve as directors are the owners of property in the 40 acre boundary of the District. The current directors of the District are Mark W. Harding, Scott E. Lehman (both of whom are employees of Pure Cycle) and Thomas Lamm.

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

        Under the service agreements between Pure Cycle and the District, Pure Cycle is obligated to provide funding to the District as the District's cash reserves fall below the level specified in the District's contract with the State Land Board. The District is permitted to request funding from Pure Cycle to replenish its reserves for certain defined operating expenses related to the Lowry Range Property. We anticipate funding substantially all of the District's operating expenditures for the foreseeable future until the District generates additional on-site water revenues. During the nine months ended May 31, 2005, we provided the District with approximately $141,000 of funding. Of this, we recorded $65,000 as general and administrative expenses and $76,000 was capitalized as part of the Rangeview Water Assets.

Paradise Water Supply

        We own conditional water rights in western Colorado that entitle us to build a 70,000 acre-foot reservoir to store tributary water on the Colorado River; a right-of-way permit from the U.S. Bureau of Land Management for property at the dam and reservoir site; and four tributary water wells with a theoretical capacity to produce approximately 56,000 acre feet of water annually (collectively known as the "Paradise Water Supply"). We will seek to utilize our Paradise Water Supply asset to deliver water to customers located in the Denver metropolitan area or to customers in the downstream states of Nevada, Arizona and California. However, due to the strict regulatory requirements for constructing an on-channel reservoir, completing this conditional storage right at its decreed location could be difficult. As a result, there can be no assurance that we will ever be able to make use of this asset or sell the water profitably. In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), at least annually we review our long-term assets, including our Paradise Water Supply, for indicators of impairment. Consistent with SFAS 144, we compare the carrying amount of our Paradise Water Supply asset to the sum of the expected undiscounted cash flows from the expected eventual use of the asset. Our assessment of the recoverability of the carrying value of the Paradise Water Supply assumes revenues from water tap sales and monthly metered water usage fees offset by wholesale development costs, which are based on engineering estimates, over a 35 year development horizon. Based on the latest annual assessment (last test performed as of August 31, 2004), because the expected undiscounted cash flows exceed the carrying value of the Paradise Water Supply no impairment was found to exist.

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

Accounting for Participating Interests and Contingent Liabilities

        As more fully described in our Annual Report on Form 10-KSB for the year ended August 31, 2004, the balance sheet liability captioned "Participating Interests in Export Water supply" (the "Participating Interests") represents an obligation which arose under the Comprehensive Amendment Agreement No. 1 (the "CAA") which, along with certain other agreements, was used to acquire our Export Water supply. We recorded an initial liability of approximately $11.1 million which represents the cash we received and used to purchase the Export Water supply. In return, as originally structured, we agreed to remit a total of $31.8 million of proceeds received from our future sales of Export Water to the Participating Interest holders, excluding Pure Cycle. In accordance with Emerging Issues Task Force (EITF) Issue No 88-18 Sales of Future Revenues, the obligation for the $11.1 million had been recorded as debt, for which the payment obligation arises upon receipt of proceeds from Export Water sales. The remaining $20.7 million (before the transactions that occurred in fiscal 2004 as described below) would be paid from future proceeds received from the sale of Export Water. This $20.7 million contingency is not reflected on our balance sheet, as the obligation to pay is contingent on our ability to sell Export Water, for which the amounts and the timing are not reasonably determinable.

        During 2004, we acquired the rights to approximately $8.2 million of obligations under the CAA for cash of $2.75 million and 40,512 restricted shares of our common stock. In connection with these transactions, we reduced the Participating Interests by approximately $2.9 million. For more information refer to our Annual Report on Form 10-KSB for the year ended August 31, 2004.

        As proceeds from the sale of Export Water are generated and payments are made under the CAA, we will allocate a ratable percentage of said payments to the principal portion of the Participating Interests liability (i.e. 35% of the total proceeds payable to parties other than Pure Cycle) and the balance to the contingent liability (i.e. 65% of the total proceeds payable to parties other than Pure Cycle). As proceeds from the sale of Export Water are collected and applied to the contingency they are recorded on a net revenue basis.

        The following table reflects the activity in the CAA obligations:

Participating Interests in Export Water supply
	Liability	Contingency	Total Potential Obligation
Original balances:	$11,090,630	$20,717,102	$31,807,732
Less:
Fiscal 2004 acquisitions:	2,858,920	5,340,413	8,199,333
Sky Ranch option payment paid to external parties (fiscal 2004):	17,435	32,565	50,000
Hills at Sky Ranch option payment paid to external parties (fiscal 2005):	1,088	2,032	3,120

Balance at May 31, 2005:	$8,213,187	$15,342,092	$23,555,279

Effect of Newly Issued Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004) Share-Based Payment ("SFAS 123R") which is a revision of SFAS 123 and addresses the accounting for employee stock options. SFAS 123R is effective for public companies, that file as small business issuers, for interim or annual periods beginning after December 15, 2005 (SFAS 123R is effective for us beginning March 1, 2006), supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We have not yet completed our evaluation of the impact of SFAS 123R, but we expect the adoption to have a material effect on our financial statements. See NOTE 1—ACCOUNTING PRINCIPLES for pro-forma disclosures required under SFAS 123.

Financial Condition

Results of Operations

        We delivered 12.3 million gallons and 13.3 million gallons of water during the three months ended May 31, 2005 and 2004, respectively, which generated approximately $34,600 and $32,500 of water fees, respectively. We delivered 32.5 million gallons and 35.3 million gallons of water during the nine months ended May 31, 2005 and 2004, respectively, which generated approximately $97,500 and $87,800 of water fees, respectively.

        Our water service charges are based on a tiered pricing structure that is sensitive to the date and volume of water use. Our tiered pricing structure is controlled through a market-driven pricing mechanism under which our rates and charges may not exceed similar rates and charges of three nearby communities, referred to as our rate-based districts. The increase in our water usage fees for both the three and nine months ended May 31, 2005, respectively, is mainly attributable to rate increases effective May 2004, due to rate increases at our rate-based districts.

        We generated approximately $14,300 and $13,800 of wastewater revenues during the three months ended May 31, 2005 and 2004, respectively, and we generated approximately $42,900 and $40,800 of wastewater revenues during the nine months ended May 31, 2005 and 2004, respectively. Our wastewater treatment customers are currently charged a flat monthly amount, which was increased in May 2004. Wastewater treatment fees are also controlled through the market-driven pricing mechanism.

        Based on rate increases in our rate-based districts, effective July 1, 2005, we implemented a rate increase for water tap fees and monthly water usage fees (wastewater tap fees and wastewater monthly charges will remain unchanged). Water tap fees will increase approximately 18% from $12,420 to $14,740 and water usage charges will increase an average of 2% (average annual usage fees will increase from approximately $578 to $592 per SFE).

        Operating costs relating to the delivery of water, the treatment of wastewater, and general and administrative expenses for the three and nine months ended May 31, 2005 and 2004, respectively, were as follows:

	Three Months Ended May 31,
			% Increase
	2005	2004
Operating costs of delivering water	$4,600	$3,300	39%
Operating costs of treating wastewater	$2,200	$1,900	16%
General and administrative expenses	$314,200	$125,200	151%
	Nine Months Ended May 31,
			% Increase
	2005	2004
Operating costs of delivering water	$13,800	$8,500	62%
Operating costs of treating wastewater	$6,600	$5,700	16%
General and administrative expenses	$942,700	$344,500	174%

        A portion of the increase in the operating costs of delivering water is attributable to testing procedures performed during the first quarter of fiscal 2005, which are not required to be performed each year.

        The increase in general and administrative expenses for the three and nine months ended May 31, 2005 was due to the following:

  •
  Employee related expenses (including salaries, taxes and healthcare) increased approximately $79,000 and $221,000, respectively, due to the addition of one employee in the first quarter of fiscal 2005, annual salary increases for existing employees and significant increases in healthcare premiums.

  •
  Professional service fees increased approximately $23,000 and $79,000, respectively.

  •
  The portion of the payments to the District recorded as expense to fund district operations accounted for approximately $17,000 and $65,000, respectively.

  •
  Payments to directors for their participation in board meetings as well as Directors & Officers insurance accounted for approximately $48,000 and $84,000, respectively, of the increases.

  •
  Franchise taxes increased approximately $78,000 for the nine month period ended May 31, 2005, due mainly to changes in the number of shares of common stock authorized and outstanding following our Annual Stockholders' Meeting in April of 2004.

        The Sky Ranch Water Service Agreement (the "SR Agreement") and the Hills at Sky Ranch Water Service Agreement (the "Hills Agreement"), provide the developer the right to exercise options to use a combined 1,450 acre feet of Export Water per year at Sky Ranch after a defined number of taps have been purchased for use at Sky Ranch. The SR Agreement option calls for annual installments of $50,000 over five years, and the Hills Agreement option calls for annual installments of $10,400 over five years, unless the developer allows the options to expire. Option fees received before the options are exercised or allowed to expire will not be refunded. In February 2005, the developer remitted the first $10,400 installment payment under the Hills Agreement and it was distributed to the CAA parties in order of priority. In March 2005, we received our CAA distribution of $7,280 and outside parties received $3,120. The payment we received was deferred and will be recognized ratably into income over twelve months which is when the next option payment is due. Of the amounts paid to the outside parties, $1,088 reduced the Participating Interest in Export Water supply liability and $2,032 reduced the contingency under the CAA. The CAA is more fully described in our Annual Report on Form 10-KSB for the year ended August 31, 2004 and in the Critical Accounting Policies—Accounting for Participating Interests and Contingent Liabilities.

        Interest income increased to $47,000 from $3,600 for the three months ended May 31, 2005, and increased to $113,000 from $11,900 for the nine months ended May 31, 2005. The increase is due to the temporary investment of funds raised in the equity offering in June of 2004.

        Interest expense decreased to $8,900 from $43,500 for the three months ended May 31, 2005, and decreased to $24,900 from $130,500 for the nine months ended May 31, 2005. The decrease is due to the repayment of $1.6 million of debt in August of 2004.

        Primarily due to the factors described above, the net loss for the three and nine months ended May 31, 2005 increased approximately $85,000 or 65% (from $131,300 to $216,300) and $349,700 or 94% (from $370,300 to $720,000), respectively.

Liquidity and Capital Resources

        At May 31, 2005, current assets exceed current liabilities by approximately $4.9 million and we had cash and cash equivalents and marketable securities of approximately $4.9 million. We believe that at May 31, 2005, we have sufficient working capital to fund our operations for the next year. However, there can be no assurances that we will be successful in marketing the water from our primary water projects in the near term. In the event increased revenues and cash flows from providing water services are not achieved, we may incur additional short or long-term debt or seek to sell additional equity securities to generate working capital to support our operations.

        Development of the facilities necessary for us to provide water and wastewater services to customers, including the water rights that we currently hold or additional water rights that we may seek to acquire, will require substantial capital investment. We anticipate that these efforts will be financed through our collection of water and wastewater system tap fees and service charges. A tap fee is a one-time charge collected from a builder or property owner which, when paid, allows the customer to access our system and obtain water (or wastewater) service. Service charges are recurring monthly fees collected from a customer for ongoing water (or wastewater) service and are comprised of a base monthly service charge (for water service), plus a consumption charge for each 1,000 gallons of water used. Although we anticipate that tap fee revenues will be sufficient to fund the design and construction of necessary water and wastewater facilities, once we receive tap fees from a developer we are contractually obligated to construct the facilities needed to provide service to those customers for whom the taps fees were paid. We anticipate that the service charge revenues will be sufficient to fund our obligations to provide ongoing water and wastewater services to our customers. We cannot however assure you that the revenues we collect will be sufficient to cover our capital costs and other obligations.

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

        At May 31, 2005, we had outstanding debt to three related parties totaling approximately $1.45 million (which includes approximately $754,000 of accrued interest). Of the $1.45 million of debt, approximately $189,100 bears simple interest at 9.01%; $51,700 bears simple interest at 8.36%; $424,500 bears simple interest at the Applicable Federal Rate for short-term obligations (3.54% at May 31, 2005); and $26,600 bears no interest. The notes are payable at various dates between August 2007 and October 2007, subject to earlier payment if Export Water sales occur. Interest is not payable on a current basis, but does accrue and is added to the principal monthly.

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

Part II

Item 1. Legal Proceedings

        None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        We held our Annual Shareholders' meeting on April 18, 2005, at which, the following matters were voted upon and adopted by stockholders:

		Voted
		For	Against	Abstain
1.	Election of Directors
	Mark W. Harding	8,620,943	496,063	—
	Harrison H. Augur	8,659,203	457,803	—
	Thomas P. Clark	8,622,333	494,673	—
	Richard L. Guido	8,657,801	459,205	—
	Peter C. Howell	8,659,153	457,853	—
	George M. Middlemas	8,622,093	494,913	—
2.	Ratification of the appointment of Anton Collins Mitchell LLP as independent auditors for the 2005 fiscal year.	9,086,073	4,023	26,910

Item 5. Other Information

        None

Item 6. Exhibits

Exhibits

31—Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002—Filed herewith.

32—Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002—Filed herewith.

SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION
/s/ MARK W. HARDING Mark W. Harding President and Chief Financial Officer
July 12, 2005