Form 10KSB
period 2005-08-31
PURE CYCLE CORP
filed 2005-11-28
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-8814

PURE CYCLE CORPORATION

(Name of small business issuer as specified in its charter)

Delaware	84-0705083
(State of incorporation)	(I.R.S. Employer Identification No.)

8451 Delaware Street, Thornton,	CO 80260
(Address of principal executive office)	(Zip Code)

Issuer’s telephone number: (303) 292-3456

	Title of Class	Name of each exchange on which registered
Securities registered under Section 12(b) of the Exchange Act:	None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock,

1/3 of $.01 par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐

Indicate by check mark whether the registrant is a shell company (as defied in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Revenues for fiscal year ended August 31, 2005:     $234,654

The approximate aggregate market value of the voting stock and non-voting common equity held by non-affiliates:  $68,553,000 (based upon closing price on the NASDAQ SmallCap market on October 31, 2005)

Number of shares of Common Stock outstanding, as of October 31, 2005:   14,532,148

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

Documents incorporated by reference:  Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference under part III of this annual report on form 10KSB.

Table of Contents

Part I

Item

1	Description of Business

2.	Description of Property

3.	Legal Proceedings

4.	Submission of Matters to a Vote of Security Holders

Part II

5.	Market for Common Equity and Related Stockholder Matters

6.	Management’s Discussion and Analysis or Plan of Operation

7.	Financial Statements

8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

8A.	Controls and Procedures

8B.	Other Information

Part III

9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

10.	Executive Compensation

11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

12.	Certain Relationships and Related Transactions

13.	Exhibits

14.	Principal Accountant Fees and Services

Signatures

“SAFE HARBOR” STATEMENT UNDER THE UNITED STATES PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts contained in this Annual Report on Form 10-KSB are forward looking statements that involve risk and uncertainties that could cause actual results to differ from projected results.  The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  We cannot assure you that any of our expectations will be realized.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation, the timing of development of the areas where we may sell our water, including uncertainties related to the development of projects the Company currently has under contract, the market price of water, changes in applicable statutory and regulatory requirements, uncertainties in the estimation of water available under decrees, costs of delivery of water and treatment of wastewater, uncertainties in the estimation of costs of construction projects, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, climatic and weather conditions, labor relations, availability and cost of material and equipment, delays in anticipated permit and construction dates, environmental risks, the results of financing efforts and the ability to meet capital requirements, and general economic conditions.

PART I

Item 1. Description of Business

General

Pure Cycle Corporation was incorporated in the State of Delaware in 1976.  We were founded on the belief that water is a precious commodity, one that is often undervalued and therefore used inefficiently.  We continue to operate under this belief today. Our business emphasizes the design, construction, operation and maintenance of water and wastewater reclamation systems.  Utilizing our significant water assets located in the Denver, Colorado metropolitan area, we withdraw, treat, store and deliver water to our customers, and then collect wastewater from our customers which is treated and reused through our dual distribution system.  To ensure we have sufficient water to meet the needs of our customers and to promote an efficient and environmentally responsible water management program, we design and operate dual distribution water systems whereby domestic water demands and irrigation demands are provided through separate independent infrastructure.  Our dual distribution system design promotes efficient water resource management and reduces the amount of water that is “wasted” by traditional water systems, enabling us to maximize the use of our valuable water supplies.

The Denver metropolitan region continues to experience tremendous growth and with the limited availability of new water supplies, many metropolitan planning agencies are requiring property developers to demonstrate adequate water availability prior to any consideration for zoning requests for property development.  We believe we are well positioned to market and sell our water and wastewater services to municipalities, developers and homebuilders seeking to develop new communities both within the Lowry Range Property (which is described below) as well as in other areas in the growing Denver metropolitan region.

Description of Our Water Assets and Related Service Agreements

The water assets we own or have the exclusive rights to use consist of the following annual entitlements:

•                  We own approximately 11,650 acre-feet of water located at the Lowry Range Property, which we can “Export” from the Lowry Range Property to supply water to nearby communities and developers in need of additional water supplies (this water asset is referred to as our “Export Water”);

•                  We have the exclusive rights to use, through 2081, approximately 17,620 acre-feet of water located at the Lowry Range Property.  This water is required to be used specifically on the Lowry Range Property (collectively we refer to the 17,620 acre-feet of water designated for use specifically on the Lowry Range Property and the 11,650 acre-feet of Export Water as our “Rangeview Water Supply”);

•                  Pending satisfactory receipt of a Water Rights Deed, we will own approximately 363 acre-feet of groundwater we acquired from Arapahoe County (the “County”) pursuant to an Agreement for Water Service (the “County Agreement”).  This water will be used in conjunction with our Rangeview Water Supply;

•                  We own approximately 89 acre-feet of water located beneath Sky Ranch (described below) together with the right to purchase an additional 671 acre-feet of water (for a total of 760 acre-feet), which will be used to provide water service to the initial 1,500 taps purchased at Sky Ranch; and

•                  We own conditional water rights in western Colorado that entitle us to build a 70,000 acre-foot reservoir to store tributary water on the Colorado River; a right-of-way permit from the U.S. Bureau of Land Management for property at the dam and reservoir site; and four tributary water wells with a theoretical capacity to produce approximately 56,000 acre-feet of water annually (collectively known as the “Paradise Water Supply”).

Construction of water and wastewater systems and the providing of water and wastewater services are subject to individual water and wastewater service agreements.  We negotiate individual agreements with developers and/or homebuilders to provide the design, construction and operation of water and wastewater systems and services.  Our service contracts outline our obligations to design, construct and operate certain facilities necessary to develop and treat water and treat and reuse wastewater.  These service agreements include the timing of installation of the facilities, required capacities of the systems, and locations for the services to be provided.  Service agreements address all aspects of the development of the water and wastewater systems including: (i) the purchase of water and wastewater taps in exchange for our obligation to construct the wholesale water and wastewater facilities; (ii) the establishment of payment terms, timing and location of “Special Facilities” (if any); and (iii) specific terms related to our provision of ongoing water and wastewater services.

The Rangeview Water Supply and Related Agreements

Rangeview Agreements

We acquired the Rangeview Water Supply in 1996 when (i) on April 4, 1996, the State of Colorado Board of Land Commissioners (the “State Land Board”) and the Rangeview Metropolitan District (the “District”), a quasi-municipal political subdivision of the State of Colorado, entered into the Amended and Restated Lease Agreement, (ii) on April 11, 1996, we entered into the Agreement for Sale of Export Water with the District, and (iii) on April 11, 1996, we entered into the Service Agreement with the District to design, construct, operate and maintain the water systems to provide water service to the Lowry Range Property through 2081 (collectively these agreements are referred to as the “Water Privatization Agreements”).  The Water Privatization Agreements provide that we will design, construct, operate and maintain the District’s water system to provide water service to the District’s customers on the Lowry Range Property.  Pursuant to the Water Privatization Agreements, approximately 17,620 acre-feet of water per year located on the Lowry Range Property is dedicated for use specifically on the Lowry Range Property.    In exchange for providing water service to customers within our service area, we will receive 95% of all amounts received by the District relating to water services, after the District pays the required royalties to the State Land Board initially totaling approximately 12% of gross revenues received from water sales.   The District’s service area is located in Arapahoe County and is bordered by the City of Aurora.  A number of residential housing developments are currently under construction directly adjacent to the District’s service area.

We also design, finance, construct, operate and maintain the District’s wastewater system to provide wastewater service to customers within our service area.  In exchange for providing wastewater service for the District’s customers within our service area, we receive 100% of the District’s wastewater tap fees, and 90% of the District’s wastewater usage fees as well as the rights to sell the reclaimed water.

Lowry Range Property Water and Export Water

The Lowry Range Property encompasses approximately 26,000 acres, of which 24,000 acres are within our exclusive service area.  The Lowry Range Property is located in unincorporated Arapahoe County 15 miles southeast of Denver and 12 miles directly south of the Denver International Airport.  The State Land Board acquired the property in the 1960’s and has stated that the Lowry Range Property is one of the most valuable pieces of property in its nearly 2.5 million acre portfolio.  The State Land Board has explored a number of development models for the property including: development similar to that which is ongoing adjacent to the property’s western borders; a new planned community; and a compact development model with high density “village” centers surrounded by large expanses of open space.  In October 2005, the State Land Board announced that it is seeking a partner to “assist with the entitlement, resource planning and development” of the Lowry Range Property.  To do this, the State Land Board issued two requests for proposals (“RFPs”), one for the development of an initial 3,800 acres of the Lowry Range Property and a second for the conservation of a majority of the remaining property.  Also in October 2005, the State Land Board adopted a three-part vision for the overall use of the property, consisting of (i) development of water resources, (ii) open space and conservation plans, and (iii) “smart growth” or contained development of the property.  We do not have any guidance from the State Land Board relating to the timing of any development on the Lowry Range Property; however, responses to the RFPs are due to the State Land Board by April 20, 2006.  Additional water sales will only occur after development has commenced.  In the event development of the Lowry Range Property and the surrounding areas is delayed, or the State Land Board determines to limit the use of significant portions of the Lowry Range Property for open space, we may be required to incur additional short-term or long-term debt obligations or seek to sell additional equity to generate operating capital until demand arises for our water assets.

The Rangeview Water Supply is a combination of tributary surface water, nontributary groundwater rights, and storage rights associated with the Lowry Range Property.  We own the rights to use 11,650 acre-feet of tributary surface water and non-tributary groundwater that can be exported off the Lowry Range Property to serve area users.  We also have the exclusive rights to use an additional 17,620 acre-feet of tributary surface water and nontributary groundwater to serve customers on the Lowry Range Property.  The Export Water we own, together with water that is owned by the State Land Board that we have contracted to utilize under our service agreements, totals over 29,270 acre-feet of water per year.

Based on independent engineering estimates, the 17,620 acre-feet of water designated for use on the Lowry Range Property is capable of providing water service to approximately 46,500 Single Family Equivalent (“SFE”) units, and the 11,650 acre-feet of Export Water we own can serve approximately 33,600 SFE units throughout the Denver metropolitan region, for a combined total service capacity of approximately 80,100 SFEs.  An SFE is defined in the District’s Rules and Regulations as the amount of water required each year by a family of four persons living in a single family house on a standard sized lot.

On the Lowry Range Property, we operate both the water and the wastewater systems during our contract period and the District owns both systems.  However, after 2081 ownership of the water system servicing customers on the Lowry Range Property will revert to the State Land Board, with the District retaining ownership of the wastewater system.  Off the Lowry Range property, we will use our Export Water to provide water and wastewater services to our customers, and we will own the assets.  We plan to contract with third parties for the construction of these facilities.

Export Water

Colorado municipalities have strong incentives to attract commercial development to their areas, as a large portion of their revenues are derived through sales tax receipts.  Cities and municipalities historically have used water availability as a means to attract development.  As water has become scarce, cities and municipalities have begun requiring property developers to demonstrate that they have sufficient water supplies for their proposed projects before the cities and municipalities will consider rezoning applications.

Our water marketing activities are centered around targeting our water and wastewater services to developers and homebuilders developing new areas of the Denver metropolitan area.  Our water supplies are largely undeveloped and are located in the southeast portion of the greater Denver area in Arapahoe County, one of the fastest growing regions of the Denver metropolitan area.  We work with area developers to investigate water supply constraints, water and wastewater utility issues, market demand, transportation concerns, employment centers and other issues in order to identify suitable areas for development.  As projects are identified, the Company negotiates specific water and wastewater service agreements which include the timetable for development, the specifications for water and wastewater service capacities, the timing of those services and the timing of payments for such services.

A portion of the proceeds from the sale of Export Water are subject to the Comprehensive Amendment Agreement No. 1 (the “CAA”), which is one of the agreements we used to purchase our Export Water and is more fully described in “Item 6 – Critical Accounting Policies – Accounting for CAA Payments” and Note 4 of the accompanying financial statements.

Arapahoe County Fairgrounds Agreement for Water Service

Effective August 3, 2005, we entered into the County Agreement to design, construct, operate and maintain a water system for, and provide water services to, the new Arapahoe County Fairgrounds and Regional Park (the “Fairgrounds”).  The County Agreement includes the following: (i) the County purchased water taps for 38.5 SFEs for approximately $567,500, or $14,740 per tap; (ii) we agreed to design and build certain Special Facilities (defined below) required to provide water service to the Fairgrounds, for which the County will pay us approximately $1.25 million, and (iii) we agreed to buy approximately 363 acre-feet of groundwater from the County for approximately $293,000.  As of August 31, 2005, we have not received the Water Rights Deed, and therefore, we will not capitalize the cost of this water until the satisfactory transfer of this deed.

We expect to service the Fairgrounds using our Export Water, therefore, the tap fees we received generate royalty payments to the State Land Board.  The agreement with the State Land Board requires royalty payments on Export Water sales based on the net revenues we receive.  These net revenues are defined as proceeds from the sale of Export Water less direct and indirect costs, including reasonable overhead charges, associated with the withdrawal, treatment and delivery of Export Water.  Based on this, in September 2005 we made a royalty payment to the State Land Board of approximately $34,500, which is 10% of the net revenues we received from the sale of Export Water taps.  This is shown as Royalties Payable to the State Land Board in the accompanying balance sheet.  In addition to the royalties to the State Land Board the tap fees received from the County are subject to the CAA.  Therefore, approximately $533,000 of the tap fees received from the County, which is the total tap fees less the $34,500 State Land Board royalty, was distributed to the escrow agent, as required by the CAA, in September 2005.  Based on the 2004 CAA acquisitions we made, we received $373,100, or 70% of this distribution, and external parties received $159,900, or 30%.  The $159,900 paid to third parties in September 2005 is reflected in the accompanying balance sheet as Payable to contingent obligation holders.  The tap fees retained by the Company will be used to construct the Wholesale Facilities required to provide water service to the Fairgrounds.

Pursuant to the County Agreement, payment for the design and construction of the Special Facilities required an initial payment of $397,000 (which we received in August 2005), credits totaling $240,000 for the groundwater we purchased from the County as described below, and monthly payments of approximately $6,850 for 10 years (this includes interest at 6% per annum).  The monthly payments begin upon acceptance of the construction of the Special Facilities.

Pursuant to the County Agreement, the payments for the water we purchased from the County were made in the form of water tap credits and credits against the Special Facility surcharges payable to us by the County.  Therefore, instead of the County paying us $567,500 in cash for the water taps, we received a net payment of $514,500 (received in August 2005) and rights to 27 acre-feet of groundwater with a value of approximately $53,000.  Further, instead of the County paying us $1.25 million in cash for the Special Facilities surcharges, we received an initial cash payment of $397,000 (received in August 2005), rights to 336 acre-feet of groundwater with a value of approximately $240,000, and an obligation from the County to pay the remaining $608,000 over the next ten years (as described above).  The water we acquired we will be capitalized as part of “Investments in Water and Water Systems” in our balance sheet upon the satisfactory receipt of the Water Rights Deed.  Additionally, this water is pending final adjudication, and therefore, the amounts acquired, as well as the costs, may be adjusted upon the final adjudication as necessary.

In August 2005, we entered into a contract with a third party to construct a 500,000 gallon water tank for use at the Fairgrounds.  The water tank will cost approximately $900,000, which is payable based on contractual milestones over the next twelve months.  In August 2005, we made the initial payment of $218,500 (which is recorded as construction in progress on the accompanying balance sheet).  No other construction contracts have been entered into as of the date of this filing; however, we anticipate all construction activities will be performed by third party contractors.

Sky Ranch Water Supply and Water Service Agreements

On October 31, 2003, and May 14, 2004, we entered into two Water Service Agreements (collectively the “Sky Ranch Agreements”) with the developer of approximately 950 acres of property located 4 miles north of the Lowry Range Property along Interstate 70 in Colorado, known as Sky Ranch.  Under the Sky Ranch Agreements, we will provide water service to the homes and other buildings that are expected to be built at Sky Ranch, which could be as high as 4,850 SFEs.

Based on discussions with the developer of Sky Ranch, we had anticipated the developer purchasing the initial taps in our second quarter of fiscal 2005.  To date, we have not received any payments for tap purchases from the developer, but we continue to have discussions with the developer regarding timing of tap purchases and the expected start date of the project.  The developer has informed us that it is actively engineering the final design of the project and is marketing lots to several national home builders with operations in the Denver area.  Based on these discussions, we have begun the design and engineering of the required water facilities but will not initiate construction until such time as we receive notice from the developer to proceed together with payment for the initial tap purchases.

As part of the Sky Ranch Agreements, the developer will dedicate approximately 537 acre-feet of water to us in exchange for a $3,400 per tap credit for the first 767 water taps purchased.  Additionally, pursuant to the Sky Ranch Agreements, the developer is required to pay us $3.41 million for the construction of certain Special Facilities required to extend service to Sky Ranch.  As of August 31, 2005, none of this water has been dedicated to us because Sky Ranch has not yet purchased any water taps.

On October 31, 2003 we entered into the Denver Groundwater Purchase Agreement (the “DGPA”) which provides us the option to purchase a total of 223 acre-feet of adjudicated water rights owned by the developer of Sky Ranch for five payments of $50,000 each, or a combined total of $250,000.  Under the DGPA, we can acquire 44.6 acre-feet of water per year (or 20% of the total 223 acre-feet) for $50,000.  On March 26, 2004, and May 26, 2005, we exercised our options and purchased a total of 89.2 acre-feet of Denver aquifer groundwater for payments totaling $100,000.  We anticipate exercising our remaining options over the next three years to complete the purchase of the remaining 133.8 acre-feet of Denver aquifer groundwater from Sky Ranch which will require payments totaling $150,000.

By combining the 537 acre-feet of water to be dedicated by the developer of Sky Ranch together with the 89.2 acre-feet of water already purchased, and the 133.8 acre-feet anticipated to be purchased under the DGPA, we will have acquired a total of 760 acre-feet of water from Sky Ranch, which we plan to use to provide water service to the first 1,500 SFEs at Sky Ranch.

Paradise Water Supply

In 1987 we acquired the conditional rights to build a 70,000 acre-foot reservoir to store tributary water on the Colorado River; a right-of-way permit from the U.S. Bureau of Land Management for property at the dam and reservoir site; and four tributary water wells with a theoretical capacity to produce approximately 56,000 acre-feet of water annually.  We will seek to utilize our Paradise Water Supply to deliver water to customers located in the Denver metropolitan area or to customers in the downstream states of Nevada, Arizona and California.  However, due to the strict regulatory requirements for constructing an on-channel reservoir, completing this conditional storage right at its decreed location could be difficult.  As a result, there can be no assurance that we will ever be able to make use of this asset or sell the water profitably.  Every six years our Paradise Water Supply is subject to a Finding of Reasonable Diligence review by the water court and the State Engineer to determine if we are diligently pursuing the development of the water rights.  During fiscal 2005, the State Engineer began this review.  At this time we are unable to estimate when the review will be complete or the final outcome of the review.  An unfavorable outcome could include the State Engineer and water court canceling our conditional rights, which would have a material adverse effect on our financial statements.  Since we acquired the Paradise Water Supply in 1987, we have received a satisfactory Finding of Reasonable Diligence at each of these reviews.  We will continue to vigorously defend our rights to the Paradise Water Supply.

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), at least annually, we review our long-term assets, including our Paradise Water Supply, for indicators of impairment. Consistent with SFAS 144, we compare the carrying amount of our Paradise Water Supply asset to the sum of the undiscounted cash flows from the expected eventual use of the asset.  Our assessment of the recoverability of the carrying value of the Paradise Water Supply assumes revenues from water tap sales and monthly metered water usage fees offset by wholesale development costs, which are based on engineering estimates, over a 35 year development horizon.  Based on the latest annual assessment (last test performed as of August 31, 2005), the fair value of the Paradise Water Supply exceeded the carrying value, and therefore, no impairment was found to exist.

Revenues

We generate revenues predominately from three sources: (i) Water and wastewater tap fees, (ii) Construction fees, and (iii) Monthly service fees.

We negotiate the payment terms for tap fees, construction fees, and other water and wastewater service fees with each developer or builder before we commit to providing service and before construction of the project begins.

Water and Wastewater Tap Fees

Tap fees are typically paid by the developer in advance of any construction activities.  Tap fees are designed to: (i) fund construction of the “Wholesale Facilities”, and (ii) defray the acquisition costs of obtaining water rights.  Wholesale Facilities are those facilities necessary to withdraw, treat and deliver water and treat and re-use wastewater, such as wells and pump stations, water collection pipelines, water treatment plants, storage tanks and wastewater treatment plants. Tap fees are payable by the developers in advance of their construction activities, are non-refundable and are typically added to the cost of the house or business.

Under our privatization agreement with the District and the State Land Board, pricing for water tap fees (as well as water usage charges described further below) is controlled through a market-driven pricing mechanism in which our rates and charges may not exceed the average of similar rates and charges of three nearby communities (referred to as the “rate-based districts”).  Due to increases in tap fees at the rate-based districts, effective July 1, 2005, water tap fees increased to $14,740 per tap, which is an increase of 18.7% over the prior year.  Wastewater tap fees remained unchanged at $4,883.  Table 1 provides a summary of our tap fees over the past several years:

Table 1 – Water System Tap Fees

	Year
	2000	2001	2002	2003	2004	2005
Tap fees (per SFE)	$8,165	$10,500	$10,500	$11,150	$12,420	$14,740
Percentage Increase	—	28.6%	—	6.2%	11.4%	18.7%

Developers owning rights to either surface water or groundwater underlying their properties can receive a credit against a portion of their tap fees if they sell their water to us.

Construction Fees

The development of water and wastewater systems may require the construction of facilities to extend services to an individual development, which facilities likely would not be used by other customers.  These facilities are commonly referred to as “Special Facilities”.  Special Facilities can include items such as infrastructure required during the construction of the permanent water and wastewater systems, transmission pipelines to transfer water from one location to another, temporary storage facilities, etc.  Generally we are not responsible for the design and construction of the Special Facilities - this is the developer’s responsibility - but we are typically responsible for the operation and maintenance of these Special Facilities.  We will accept responsibility for the design and construction of the Special Facilities, if the developer provides funding for the construction and determines the timing, location and capacity levels of the facilities.  We will then budget, plan and manage the construction of the Special Facilities.  If the developer constructs the Special Facilities, they are required to dedicate those to us at no charge.  If we construct the Special Facilities, we capitalize the construction costs, and upon completion, we own the Special Facilities.

If we agree to build the Special Facilities, the funding received from the developer is deferred until construction is completed and the assets are placed into operation.  At that time, the funding from the developer is recorded as income over the estimated service period, which is also the estimated useful life of the assets constructed with those funds.  The depreciation charges for the Special Facilities are recorded as costs of revenue over the estimated useful life of the assets.

Developers are usually responsible for the design and construction of “Retail Facilities” - the water distribution system that transports the water throughout the subdivision or community.  Retail Facilities are constructed pursuant to our design standards and are inspected by our engineers prior to completion.  Once we certify that the Retail Facilities have been constructed in accordance with our design criteria, the developer will dedicate the Retail Facilities to us or the District at no cost.  At Sky Ranch, the developer will dedicate the Retail Facilities to the District.  We, or the District, are then responsible for the operation and maintenance of the Retail Facilities.

“Customer Facilities” consist of water service pipelines, plumbing, meters and other components that carry potable water and reclaimed water from the street to the customer’s house and collect wastewater from the customer’s house and transfer it to the street.  In many cases, portions of the Customer Facilities are constructed by the developer, again pursuant to our design standards, but are owned and maintained by the customer.

Monthly Service Fees

Monthly water usage charges are assessed to each customer connected to our water system and are based on actual metered usage each month.  Water usage pricing is based on a tiered pricing structure which is based on our rate-based districts.  Effective July 1, 2005, the tiered pricing structure increased to the following amounts based on increases at the rate-based districts:

Table 2 – Tiered Pricing Structure

Consumption (1,000 gallons/month)	Price ($/1,000 gallons)
zero to 10	$2.46
>10 to 20	$3.17
>20	$5.54

The pricing structure is sensitive to the date and volume of water use.  Based on this, for a typical residential customer using approximately 0.4 acre-feet of water annually, water usage fees would approximate $600 per year.

Wastewater customers are charged a flat monthly fee, which as of July 1, 2005, was increased to $34.80 per tap, or approximately $420 per year per tap.  We also collect other relatively small fees and charges from residential customers and other end users to cover miscellaneous administrative and service expenses, such as application fees, review fees and permit fees.

State Land Board Royalties and District Fees

Under the Water Privatization Agreements, the State Land Board is entitled to royalty payments based on a percentage of revenues earned from water sales that utilize water dedicated for use on the Lowry Range Property or for Export Water Sales.  The calculation of royalties depends on whether the customer is located on the Lowry Range Property, or elsewhere, and whether the customer is a public or private entity.  In addition, for water sales to customers located on the Lowry Range Property, the District is entitled to a 5% fee, which is calculated after the royalty payment to the State Land Board, and the District is entitled to a fee of 10% of our wastewater fees (not including wastewater tap fees) for customers on the Lowry Range Property.  The State Land Board does not receive a royalty on wastewater tap fees or service fees.

The Water Privatization Agreements were written prior to any development of the Lowry Range Property or areas outside of the Lowry Range Property that could utilize our Export Water.  For that reason, the Water Privatization Agreements could not anticipate all the specific circumstances that might arise in the future as we enter into and negotiate agreements for the sale of Export Water or for the provision of service to the Lowry Range.  Therefore, the Water Privatization Agreements may not clearly delineate the rights and responsibilities of the parties for each transaction that may arise.  We anticipate that we will be required to enter into negotiations with the State Land Board from time to time to clarify the applicability of contract terms to circumstances that were not anticipated at the time we entered into the Water Privatization Agreements.  We cannot assure you that the outcome of such negotiations will be favorable to us.

Lowry Range Property Customers

For services to customers located on the Lowry Range Property, the District collects fees from customers, pays the royalties to the State Land Board, retains its own fee, and remits the remainder to us.  Payments from customers who are on the Lowry Range Property generate royalties to the State Land Board at a rate of 12% of gross revenues.  The State Land Board has the option to convert their royalty interest whereby, instead of the 12% royalty payments, they could elect to receive royalty payments equal to 50% of the aggregate net profits of the District and us if (i) metered production in any calendar year exceeds 13,000 acre-feet, or (ii) 10,000 surface acres on the Lowry Range Property have been rezoned to a non-agricultural use and finally platted and water tap agreements have been entered into with respect to all improvements to be constructed on such acreage.  To date neither of these conditions has been met.

Export Water Customers

Payments for Export Water also generate royalty payments to the State Land Board.  These royalties vary depending on a number of factors including whether the customer is a public or private entity.

When we withdraw, treat and deliver the water to the user and incur the costs related to this process, the royalty to the State Land Board is based on our “Net Revenues,” which are our gross revenues less costs, including reasonable overhead allocations, incurred as a direct or indirect result of incremental activity associated with the withdrawal, treatment and delivery of Export Water. Royalties payable to the State Land Board for water sold escalate based on the amount of Net Revenue we receive and are lower for sales to a water district or similar municipal or public entity than for sales to a private entity as noted in Table 3:

Table 3 – Royalties for Export Water Sales

	Royalty Rate
Net Revenues	Private Entity Buyer	Public Entity Buyer
$0 - $45,000,000	12%	10%
$45,000,001 - $60,000,000	24%	20%
$60,000,001 - $75,000,000	36%	30%
$75,000,001 - $90,000,000	48%	40%
Over $90,000,000	50%	50%

Current Operations

We have designed and constructed, and we currently operate and maintain, water and wastewater facilities that service customers on the Lowry Range Property.  We currently have one water facility that during fiscal 2005 delivered approximately 52.3 million gallons of potable water ranging from approximately 2 million gallons per month in the winter to over 8 million gallons per month in the summer.  Our wastewater treatment plant currently has a permitted capacity of 130,000 gallons per day and receives about 20,000 gallons per day.

At this time, we operate and maintain all of our water and wastewater facilities with limited assistance from third party contractors.  We design, construct and operate the facilities serving customers on the Lowry Range Property and plan to operate this system, together with facilities serving customers in areas outside the Lowry Range Property, in a unified manner to capitalize on economies of scale.

In 1998, we entered into a water service agreement with the State of Colorado Department of Human Services to provide water and wastewater services to a juvenile correction facility on the northwestern edge of the Lowry Range Property known as the Ridge View Youth Services Center.  We designed this system to provide water and wastewater services to approximately 200 SFEs at the Ridge View Youth Services Center.  Upon completion in 2001, we commenced service to the Ridge View Youth Services Center.  During fiscal 2005, approximately 98% of our total water and wastewater treatment revenues were from two customers.

Projected Operations

In October 2003 and May 2004, we entered into the Sky Ranch Agreements with the developer of Sky Ranch to provide water to the development, which could include up to 4,850 SFE units, as described above.  Under the Sky Ranch Agreements, the developer must purchase at least 400 water taps before occupancy of the first home.  The Sky Ranch Agreements permit the developer to add additional taps annually, with at least 310 taps to be purchased each year after construction begins.  This schedule is designed to provide us with adequate funds with which to construct the Wholesale Facilities needed to provide water service to the areas being built.

We will develop water and wastewater infrastructure in stages to meet demand.  We anticipate that development of the entire 29,270 acre-feet of water located on the Lowry Range Property will require between 250 and 300 high capacity water wells ranging in depth from 800 feet to over 2,500 feet.  We will drill separate wells into each of the three principal aquifers and each well will deliver water to central water treatment facilities for treatment prior to delivery to customers. We also intend to build structures to divert surface water to up to four storage reservoirs to be located on the Lowry Range Property.  The surface water will be diverted when available and, prior to distribution to our customers, will be treated by a separate water treatment facility that we will build specifically to treat surface water.  Based on preliminary independent engineering estimates, the full build-out of water facilities on the Lowry Range property will cost approximately $340 million and will accommodate water service for up to 80,000 SFE units, which includes both customers located in and outside the Lowry Range Property service area.

We design, construct and operate our own wastewater treatment facilities using advanced treatment technologies currently available in the market.  We plan to store our treated effluent water in surface water reservoirs for reuse in our irrigation water system.  The combination of deep well water from our non-tributary water supplies, surface water supplies from two surface water streams that flow through the Lowry Range Property and the reuse of the treated effluent water supplies will provide an integrated water management system that maximizes the use and reuse of our valuable water supplies.  Based upon preliminary engineering estimates, we anticipate the full build-out of wastewater facilities on the Lowry Range Property will cost approximately $68 million and will accommodate up to 12.3 million gallons of wastewater per day serving an estimated 47,000 SFE units.

We use third party contractors to construct our facilities and we employ licensed water and wastewater operators to operate our water and wastewater systems.  At full build-out, we expect to employ approximately 50 professionals to operate our systems, read meters, bill customers, and manage our operations.  We will take advantage of advanced technologies to keep personnel requirements and operating costs low, such as systems that enable meter readings and billings to be done remotely, reducing associated handling and labor costs.

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

The District is run by an elected board of directors.  The only eligible voters and the only persons eligible to serve as directors are the owners of property within the boundaries of the District.  We own certain rights to the real property which encompass the current boundaries of the District.  The current directors of the District are Mark W. Harding, Scott E. Lehman (both are employees of Pure Cycle), Ryan T. Clark (by reason of his role as manager of TPC Ventures, LLC, Ryan Clark is deemed an indirect beneficial owner of more than 10% of Pure Cycle common stock) and Tom Lamm.

We are party to a Right of First Refusal Agreement with the owners of the property comprising the District.  Pursuant to a tenancy in common agreement, in the event of death, bankruptcy or incompetence of any tenant, that tenant’s estate or representative must offer the property interest of that tenant to the remaining tenants for purchase.  If the remaining tenants do not purchase all of such person’s interest, the property must be offered to us pursuant to the Right of First Refusal Agreement.  In addition, if any tenant wants to sell his interest in the parcel, such tenant must find a bona fide buyer and then offer the property to us.  We have the right, at our option, to buy the property by matching the terms of the bona fide third party offer or by paying the appraised value of the property as determined by independent appraisers.  A tenant may also negotiate a sale directly with us if he elects not to locate a bona fide buyer.  Each of the directors listed above, as well as Pure Cycle, currently own an undivided interest in the land comprising the District.  Under applicable Colorado law, entities are not qualified to serve as directors of municipal districts and may not vote.  Our President and Secretary serve as elected members of the Board of Directors of the District.  Pursuant to Colorado law, directors are entitled to receive $50 for each board meeting or a maximum of $950 per year.

We and the board of directors of the District transact business on an arms-length basis.  The conflicts of interest of the directors in transactions between us and the District are disclosed in filings with the Colorado Secretary of State.  The District and we were each represented by separate legal counsel in negotiating the water service agreement and wastewater service agreement between the parties.  The agreements were also approved by the two members of the District’s board who were not our employees and by the State Land Board.

It is likely that at some point in the future, the board of directors of the District will be comprised entirely of directors independent from us.  As the State Land Board develops the Lowry Range Property, landowners on the Lowry Range Property may petition to include their land within the District’s boundaries.  Provided such petition complies with applicable law, the District is required by its lease with the State Land Board to proceed with due diligence to include the area designated in such petition within the District’s boundaries.  As the District’s boundaries expand, the base of persons eligible to serve as directors and eligible to vote will also increase.

Water Reclamation

With interest heightened by a recent drought in Colorado and the fact that over 60 percent of the water that originates in Colorado leaves the state, most water providers in Colorado are actively pursuing the use of reclaimed wastewater for irrigation and other non-potable uses.  In many ways we have led the effort in the metropolitan area to design water reuse systems and have assisted in establishing regulatory standards for water reuse water quality standards, having participated in the Department of Public Health’s regulatory rule making process defining water quality standards for reuse water.  Our master plan for our service area, which includes the Lowry Range Property and services to Sky Ranch, and all other areas in which we will provide services, calls for the installation of a dual pipe water distribution and reclamation system.  A dual pipe distribution system is where one pipe supplies the customer with pure potable drinking water and a second pipe supplies raw or reclaimed water to homes for irrigation and other nonpotable uses.  About one-half of the water needed to meet Denver-area residential water demands is used for landscaping and the irrigation of lawns.  We, along with most major water providers, believe that raw or reclaimed water supplies provide an essentially drought-proof supply of irrigation water for the Front Range and our service area.

The Colorado Department of Public Health and Environment in August 2005, adopted rules defining water quality standards for raw and reclaimed water uses for residential irrigation customers.  We expect that the implementation of an extensive water reclamation system, in which essentially all wastewater treatment plant effluent water will be re-used to meet nonpotable water demands, will greatly expand our capability to provide quality water service and will reinforce our philosophy that emphasizes the importance of water recycling.

Competition

Although we have exclusive long term water and wastewater service contracts for the Lowry Range Property, providing water service using our Export Water is subject to competition.  Alternate sources of water are available, principally from other private parties, such as farmers owning senior water rights that are no longer being economically used in agriculture and municipalities seeking to annex newly developed areas in order to increase their tax base.  Our principal competition in areas close to the Lowry Range Property is the neighboring City of Aurora.  The principal factors affecting competition for potential purchasers of Export Water include the availability of water for the particular purpose, the cost of delivering the water to the desired location, and the reliability of the water supply during drought periods.  We believe that our assets provide us with a competitive advantage because our legal rights to the assets have been confirmed for municipal use, our water supply is close to Denver area water users and our pricing structure is competitive.  Further, the size of the Lowry Range Property and the amount of property that can be served by the Export Water will provide us with economies of scale that should give us advantages over our competitors.

Water to Meet Colorado’s Demand

In common with large portions of the desert west, the Denver metropolitan area is semi-arid, receiving an average of only 13 inches of precipitation annually.  Eighty percent of the State’s water supplies reside west of the Continental Divide, while 80 percent of the population resides east of the Continental Divide.  Roughly 80 percent of Colorado’s annual surface water supply comes from snow melt.  Due to wide fluctuations in snowfall from year to year and area to area, the amount of surface water that can be captured for use varies greatly.  Further, the State is obligated through compacts and treaties to allow much of the water that originates in the State to flow out of the State for use by downstream out-of-state users.

Most of the State’s population resides along the “front range,” which extends from Pueblo to Fort Collins and lies along the eastern side of the Rocky Mountains.  The largest population center is the greater Denver metropolitan area which has been growing at above average rates for decades.  By the 1960s, water available during an average precipitation year from Denver’s primary source of surface water, the South Platte River, was no longer sufficient to meet the area’s needs.  To address this imbalance, numerous reservoirs and tunnels have been built to transport an average of 500,000 acre-feet per year of Arkansas River water and Colorado River water located in western and southern Colorado to metropolitan Denver water providers.  Even with this diversion, the U.S. Department of the Interior has identified the Denver metropolitan area as one that is ‘highly likely’ to experience a ‘water supply crisis’ by 2025.

The Denver Regional Council of Governments (“DRCOG”), a voluntary association of 50 county and municipal governments in the Denver metropolitan area, estimates that from the year 2005 to 2030 the population in the Denver metropolitan area will grow to 3.9 million people, an increase of 1.3 million people.  To accommodate this growth, DRCOG has estimated that the Denver metropolitan area will grow from roughly 500 square miles to roughly 770 square miles during the same 25-year period.  This will add approximately 350,000 new single family equivalent connections which will require more than 100,000 acre-feet of water annually.

With our Rangeview Water Supply, based on independent engineering evaluations, we are positioned to supply water to meet the needs of approximately 80,000 single family equivalent connections, or approximately 320,000 people.

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

We are dependent on the development of Sky Ranch, the Lowry Range Property and other areas near our Rangeview Water Supply that are potential markets for our Export Water.

We expect that our principal source of future revenue will be from long term contracts with the State Land Board, which expire in 2081 and entitle us to provide water service to the Lowry Range Property and the Sky Ranch Agreements that entitle us to provide water service to the Sky Ranch development.  The timing and amount of these revenues will depend significantly on the development of these areas.  The Lowry Range Property is owned by the State Land Board, which is in the early stages of considering various development alternatives, but no timetable exists for development.  We are not able to determine the timing of water sales or the timing of development.  There can be no assurance that development will occur or that water sales will occur on acceptable terms or in the amounts or time required for us to support our costs of operation.  Because of the prior use of the Lowry Range Property as a military facility, environmental clean-up may be required prior to development, including the removal of unexploded ordnance.  There is often significant delay in adoption of development plans, as the political process involves many constituencies with differing interests.  In the event water sales are not forthcoming or development of the Lowry Range Property is delayed, we may incur additional short or long-term debt obligations or seek to sell additional equity to generate operating capital.

Our operations are significantly affected by the general economic conditions for real estate development and the pace and location of real estate development activities in the greater Denver metropolitan area, most particularly areas such as Sky Ranch which are near to our Rangeview Water Supply and thus are potential markets for our Export Water.  Increases in the number of our water and wastewater connections, our connection fees and our billings and collections will depend on real estate development in this area.  We have no ability to control the pace and location of real estate development activities which affect our business.

Our net losses may continue and we may not have sufficient liquidity to pursue our business objectives.

We have experienced significant net losses and could continue to incur net losses.  For the years ended August 31, 2005 and 2004, we had net losses of approximately $1,051,000 and $1,976,000, respectively, on revenues of $235,000 and $205,000, in the respective periods.  Our cash flows from operations have been insufficient to fund our operations in the past, and we have been required to raise debt and equity capital to remain in operation.  Since 1998, we have raised approximately $10.1 million through the issuance of approximately 2.5 million shares of common stock to support our operations.  Our ability to fund our operational needs and meet our business objectives will depend on our ability to generate cash from future operations.  If our future cash flow from operations and other capital resources are insufficient to fund our operations and the significant capital expenditure requirements to build our water delivery systems, we may be forced to reduce or delay our business activities, or seek to obtain additional debt or equity capital, which may not be available on acceptable terms, or at all.

The rates we are allowed to charge customers are limited by the District’s contract with the State Land Board and our contract with the District and may be insufficient to cover our costs of construction and operation.

The prices we can charge for our water and wastewater services are subject to pricing regulations set in the District’s contract with the State Land Board and our contract with the District.  Both the tap fees and our usage rates and charges are based on the average of the rates of our rate-based districts.  Annually we survey the tap fees and rates of our rate-based districts and set our tap fees and rates and charges based on the average of those charged by this group.  Our costs associated with the construction of water delivery systems and the production, treatment and delivery of our water are subject to market conditions and other factors, which may increase at a significantly greater rate than the prices charged by our rate-based districts.  Factors beyond our control and which cannot be predicted, such as drought, water contamination and severe weather conditions, like tornadoes and floods, may result in additional labor and material costs that may not necessarily be recoverable under our operations and maintenance contracts, creating additional differences from the costs of our rate base water providers.  Increased customer demand can also increase the overall cost of our operations.  If the costs for construction and operation of our water services, including the cost of extracting our groundwater, exceed our revenues, we may petition the State Land

Board for rate increases.  There can be no assurance that the State Land Board would approve a rate increase beyond the average of the rate-based districts.  Our profitability could be negatively impacted if we experience an imbalance of costs and revenues and are not successful in receiving approval for rate increases.

We only have three employees and may not be able to manage the increasing demands of our expanding operations.

We expect that our activities relating to the Sky Ranch agreement will significantly expand our business, and we are actively pursuing additional development opportunities in areas near Sky Ranch, as well as acquisition opportunities to continue to grow our operations.  We currently have only three employees to administer our existing assets, interface with applicable governmental bodies, market our services and plan for the construction and development of our future assets.  We may not be able to maximize the value of our water assets because of our limited manpower.  We depend significantly on the services of Mark W. Harding, our President.  The loss of Mr. Harding would cause a significant interruption of our operations.  The success of our future business development and ability to capitalize on growth opportunities depends on our ability to attract and retain additional experienced and qualified persons to operate and manage our business.  State regulations set the training, experience and qualification standards required for our employees to operate specific water and wastewater facilities.  Failure to find state-certified and qualified employees to support the operation of our facilities could put us at risk, among other things, for operational errors at the facilities, for improper billing and collection processes, and for loss of contracts and revenues.  We cannot assure you that we can successfully manage our assets and our growth.

Our business is subject to governmental regulation and permitting requirements.  We may be adversely affected by any future decision by the Colorado Public Utilities Commission to regulate us as a public utility and to impose regulation.

The Colorado Public Utilities Commission (“CPUC”) regulates investor-owned water companies that hold themselves out to the public as serving, or ready to serve, all of the public in a service area.  The CPUC regulates many aspects of public utilities’ operations, including the location and construction of facilities, establishing water rates and fees, initiating inspections, enforcement and compliance activities and assisting consumers with complaints.

Although we act as a service provider under contracts with quasi-municipal metropolitan districts that are exempt by statute from regulation by the CPUC, the CPUC could decide to regulate us as a public utility.  If this were to occur, we might incur significant expense challenging the CPUC’s assertion of authority, and we may be unsuccessful.  In the future, existing regulations may be revised or reinterpreted, and new laws and regulations may be adopted or become applicable to us or our facilities.  If we become regulated as a public utility, our ability to generate profits could be limited and we might incur significant costs associated with regulatory compliance.

There are many obstacles to our ability to sell our Paradise Water Supply.

We currently earn no revenues from our Paradise Water Supply, which as of August 31, 2005 has a recorded cost of approximately $5.5 million.  Our ability to convert our Paradise Water Supply into an income generating asset is limited.  While there is demand for water in the downstream states of California, Nevada and Arizona, Colorado law prohibits the export of water out of state without obtaining a Water Court decree.  To issue a decree the Water Court must find that the export is not in violation of the provisions of interstate compacts and does not prevent Colorado from complying with its interstate compact obligations.  In addition, there are significant difficulties and costs involved in transporting the water out of the Colorado River watershed to the Denver metropolitan area.  As part of our Water Court decree for the Paradise Water Supply, we are permitted to construct a storage facility on the Colorado River.  However, due to the strict regulatory requirements for constructing an on-channel reservoir, completing the conditional storage right at its decreed location would also be difficult. As a result, we cannot assure you that we will ever be able to make use of this asset or sell the water profitably.

Our Paradise Water Supply is also conditioned on a Finding of Reasonable Diligence from the water court every six years. To arrive at that finding, a water court must determine that we continue to diligently pursue the development of the water rights, either by us or by some third party who has a contractual commitment for its use.  If the water court is unable to make such a finding, our right to the Paradise Water Supply may be lost. The State

Engineers office began its latest review of our conditional water rights in fiscal 2005.  At this time we are unable to estimate when the review will be complete or the outcome of this review.  Since we acquired the Paradise Water Supply in 1987, we have received a satisfactory Finding of Reasonable Diligence at each of these reviews.

Conflicts of interest may arise relating to the operation of the District.

Our officers, employees and a majority shareholder, constitute a majority of the directors of the Rangeview Metropolitan District and Pure Cycle, along with our officers and employees and one unrelated individual, own as tenants in common, the 40 acres that form the District.  Pursuant to State law, directors are entitled to receive $50 for each board meeting or a maximum compensation of $950 per year.  We have made loans to the District to fund its operations.  At August 31, 2005, total principal and interest owed to us by the District was approximately $431,000.  The District is a party to our agreements with the State Land Board and receives fees of 5% of the revenues from the sale of water on the Lowry Range Property, and will hold title to the water distribution system at the Sky Ranch development.  Proceeds from the fee collections will initially be used to repay the District’s obligations to us, but after these loans are repaid, the District is not required to use the funds to benefit Pure Cycle.  We have received benefits from our activities undertaken in conjunction with the District, but conflicts may arise between our interests and those of the District, and with our officers who are acting in dual capacities in negotiating contracts to which both we and the District are parties.  We expect that the District will expand when more properties are developed and become part of the District, and our officers acting as directors of the District will have fiduciary obligations to those other constituents.  There can be no assurance that all conflicts will be resolved in the best interests of Pure Cycle and its stockholders.  In addition, other landowners coming into the District will be eligible to vote and to serve as directors of the District.  There can be no assurances that our officers and employees will remain as directors of the District or that the actions of a subsequently elected board would not have an adverse impact on our operations.

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

Certain of our contracts may be fixed-price contracts, in which we may bear all, or a significant portion of, the risk for cost overruns. Under these fixed-price contracts, contract prices are established in part based on fixed, firm subcontractor quotes on contracts and on cost and scheduling estimates.  These estimates may be based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials, and other issues. If these subcontractor quotations or cost estimates prove inaccurate, or if circumstances change, cost overruns may occur, and our financial results would be negatively impacted.  In many cases, the incurrence of these additional costs is not within our control.

We may have contracts in which we guarantee project completion by a scheduled date. At times, we may guarantee that the project, when completed, will achieve certain performance standards. If we fail to complete the project as scheduled, or if we fail to meet guaranteed performance standards, we may be held responsible for cost impacts and/or penalties to the customer resulting from any delay or for the costs to alter the project to achieve the performance standards. To the extent that these events occur, and are not due to circumstances for which the customer accepts responsibility, and cannot be mitigated by performance bonds or the provisions of our agreements with contractors, the total costs of the project could exceed our original estimates and our financial results would be negatively impacted.

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

Item 2.    Description of Property

We currently occupy approximately 1,800 square feet of office space at a cost of $1,000 per month, which is leased from the estate of our former CEO, Mr. Thomas P. Clark, at the address shown on the cover page.  The lease is a month-to-month agreement that can be cancelled by either party at any time.

We own a total gross volume of 1,165,000 acre-feet (approximately 11,650 acre-feet per year) of non-tributary groundwater, an option to substitute 1,650 acre-feet of tributary surface water in exchange for a total gross volume of 165,000 acre-feet of non-tributary groundwater, and surface storage rights from the District.  See “Item 1. Description of Our Water Assets and Related Service Agreement - Rangeview Water Supply and Related Agreements”.  We are a party to two eighty-five year Water Privatization Agreements with the District and the State Land Board which entitle us to design, construct, operate and maintain the water and wastewater systems which serve customers within the District’s service area.  In exchange, we receive 95% of all amounts received by the District for water services net of royalties totaling 12% of gross revenues to the State Land Board, 100% of the District’s wastewater tap fees and 90% of the District’s wastewater usage fees.

We own approximately 70,000 acre-feet of conditional water rights, water wells and related assets in the State of Colorado by assignment and quitclaim deed.  See “Item 1. Description of Our Water Assets and Related Service Agreement - Paradise Water Supply.”

We own 89.2 acre-feet of groundwater located in the Sky Ranch development.  This represents 40% of the 223 acre-feet of groundwater we will own upon exercise of our options under the DGPA.  See “Item 1. Description of Our Water Assets and Related Service Agreement – Sky Ranch Water Supply and Water Service Agreements.”

We own an undivided 59.9% interest as a tenant-in-common in a 40-acre parcel of undeveloped land located in unincorporated Arapahoe County comprising the Rangeview Metropolitan District.

Item 3.    Legal Proceedings

None

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the quarter ended August 31, 2005.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

Markets

Our common stock is traded on the NASDAQ SmallCap market under the symbol PCYO.  Table 4 shows, for the fiscal periods indicated, the high and low sales prices of our common stock as reported by NASDAQ.  Effective April 26, 2004, we completed a ten-for-one reverse stock split.  Accordingly, all amounts have been restated to reflect the reverse split.

Table 4 High and Low Sales Prices

	Fiscal 2005		Fiscal 2004
	Low	High	Low	High
Fiscal Quarter
First	$7.05	$9.40	$2.00	$5.10
Second	$6.30	$9.50	$4.00	$13.00
Third	$3.06	$7.85	$6.00	$10.70
Fourth	$6.57	$8.90	$6.50	$10.25

On October 31, 2005, the last reported sale price of our common stock was $6.50 per share, and there were 3,572 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

Effective March 18, 2005, we amended certain of our outstanding warrants to allow the warrant holders to use the current market value of the underlying stock as consideration for the payment of the exercise price of the warrants.  Immediately following such amendments, warrant holders holding rights to purchase 39,282 shares of Common Stock having a warrant exercise price of $1.80 per share used 9,568 shares underlying such warrants and having a current market value of $7.39 per share to purchase 29,714 newly issued shares of common stock.  As of

August 31, 2005, we continue to have outstanding warrants to purchase 15,612 shares of common stock at an exercise price of $1.80 per share.

All of these shares were issued in reliance of Section 4(2) of the Securities Exchange Act of 1933, as amended, as transactions not involving a public offering.

Item 6.    Management’s Discussion and Analysis of Financial Condition or Plan of Operation

Readers are cautioned that forward-looking statements contained in this Form 10-KSB should be read in conjunction with our disclosure under the heading: “SAFE HARBOR STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995” on page 3.

General

Pure Cycle is an investor owned water and wastewater provider engaged in the design, operation and maintenance of water and wastewater systems primarily in the Denver metropolitan area with assets available to serve areas in the southwestern United States.  We own approximately 1.2 million acre-feet of water (11,650 acre-feet annually) and have entered into two 85 year water and wastewater Service Agreements with the District and the State Land Board which enable us to provide water and wastewater service to the District’s service area and other customers located throughout the Denver area.

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

We also market our 70,000 acre-feet of Paradise Water Supply to private and municipal water providers in Nevada, Arizona and California, although significant legal issues relating to interstate water transfers exist.  We continue to identify, market and discuss our water supply arrangements with private companies and municipal water providers to whom we have made proposals.  However, due to the strict regulatory requirements for constructing an on-channel reservoir at its current decreed location, which is required for us to utilize this asset, we cannot assure you that we will ever be able to make use of this asset or sell the water profitably.

Critical Accounting Policies

Our financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”), which requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

We have identified certain key accounting policies on which our financial condition and results of operations are dependent. These key accounting policies most often involve complex matters or are based on subjective judgments or decisions.  In the opinion of management, our most critical accounting policies are those related to revenue recognition, impairment of water assets and other long-lived assets, depletion and depreciation, accounting for Participating Interests in Export Water, royalty and other obligations, and income taxes.  Management periodically reviews its estimates, including those related to the recoverability and useful lives of assets.  Changes in facts and circumstances may result in revised estimates.

Revenue Recognition

Our revenues consist mainly of tap fees, construction fees and monthly service fees.  Emerging Issues Task Force Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), governs how to identify when goods or services, or both, that are separately delivered but included in a single sales arrangement should be accounted for individually.  Based on the criteria of EITF 00-21, we account for each of the items contained in our service agreements individually.  That is, we determine the proper revenue recognition for tap fees, construction fees and services fees independent of one another.

We recognize revenues relating to the sale of water and wastewater taps as income upon receipt of payment if the Wholesale Facilities required to provide the service are in place and operational.  If the Wholesale Facilities are not in place and operational, we defer recognition of the tap fee revenue until the required facilities are completed and placed in service.  We recognize construction fees received to build assets that we will own, as income over the estimated service life, which is also the estimated useful life of the assets.  Additionally, we capitalize construction costs and amortize those as costs of revenue over the assets estimated useful life.  We recognize water and wastewater service revenues at the end of the month in which the services are performed.  Water service fees are based upon metered water deliveries to customers.  Wastewater customers are charged flat monthly fees.

Impairment of Water Assets and Other Long-Lived Assets

We review our long-lived assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows we expect to be generated by the eventual use of the asset (the fair value).  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.  We believe there were no impairments in the carrying amounts of our investments in water and water systems at August 31, 2005.

Accounting for CAA Payments

The balance sheet liability captioned “Participating Interests in Export Water Supply” (the “Participating Interests”) represents an obligation which arose under the Water Commercialization Agreement (the “WCA”), as amended by the CAA.

Upon entering the CAA, we recorded an initial liability of approximately $11.1 million, which represents the cash we received and used to purchase our Export Water Supply.  In return we agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the Participating Interest holders.  In accordance with EITF Issue No 88-18 Sales of Future Revenues, the obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability is not reflected on our balance sheet as the obligation to pay this is contingent on our ability to sell Export Water, for which the amounts and the timing are not reasonably determinable.

As of August 31, 2005, the remaining Participating Interests liability reflected on our balance sheet totaled $8.2 million, and the contingent liability not reflected on our balance sheet totaled $15.2 million.  For more information see “Note 4 – Participating Interests in Export Water” to the accompanying financial statements.

Royalty and other obligations

Revenues from the sale of Export Water are shown net of royalties payable to the State Land Board.  Revenues from the sale of water on the Lowry Range Property are shown net of the royalties to the State Land Board and the fees retained by the District.

Depletion and depreciation of water assets

Water supplies that are being utilized are depleted on the basis of units produced divided by the total volume of water adjudicated in the water decrees.  Water systems are depreciated on a straight line basis over their estimated useful lives.

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

Results of Operations

Water and Wastewater Usage Revenues

During fiscal 2005, we delivered approximately 52.3 million gallons of water compared to the delivery of 56.3 million gallons of water in fiscal 2004, a 7% decrease.  These water deliveries generated water usage revenues of $152,000 in fiscal 2005, and $146,000 in fiscal 2004, a 4% increase.  Our water service charges are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water.  Table 2 included above in Item 1 – Description of Business, outlines our tiered pricing structure.  The increase in usage fees is due primarily to higher seasonal water deliveries during peak times and increased usage fees effective July 1, 2005, which were based on increases at our rate-based districts.

Our wastewater customers are charged a flat monthly fee, which also increased effective July 1, 2005.  During fiscal 2005 and 2004, our wastewater revenues totaled $58,000 and $55,000, respectively.

We incurred approximately $17,000 in operating costs related to the water system for both fiscal 2005 and 2004, and we incurred approximately $9,000 and $11,000 in operating costs related to the wastewater system in fiscal 2005 and 2004, respectively.  The decrease in operating costs for the wastewater system is due mainly to one time expenses incurred in 2004 that improved the efficiency of the operations and benefited 2005.

General and Administrative and Other Expenses

General and administrative expenses for fiscal years 2005 and 2004 were $1.35 million and $823,000, respectively.  The increase of $527,000 or 64%, was due mainly to the following factors:

•                  Salaries and related expenses, including healthcare costs, increased by $224,000 to $691,000, due to the addition of a new controller in September 2004, higher than anticipated increases in healthcare premiums, and a bonus paid to our President.

•                  Franchise taxes increased more than $74,000 over the prior year due to increases in the authorized and outstanding common stock following the equity offering in 2004.  In early 2005, we reduced the number of shares authorized to be issued which will reduce the 2006 franchise taxes.

•                  Board of director fees increased by $61,000 to $111,000 due to us obtaining a directors and officers insurance policy and the addition of one Board member in February 2005.

•                  Legal expenses increased by $58,000 to $124,000 due to increased legal work related to increased operations, the signing of the County Agreement, and related corporate legal requirements.  We are not aware of any claims or litigation against the Company.

Interest income increased by $107,000 to $150,000 in fiscal year 2005, due primarily to the temporary investment of proceeds from our stock offering in the fourth quarter of fiscal 2004 in marketable securities.

Interest expense decreased by $140,000 to $34,000 in fiscal 2005, due primarily to the repayment of certain notes following the stock offering in the fourth quarter of fiscal 2004.

Our net loss decreased by $925,000 to $1.1 million.  General and administrative expenses increased over the year, which increased our net loss; however, overall net loss decreased in 2005 due to us recording approximately $1.1 million of extinguishment charges relating to our acquisition of a portion of the CAA and the LCH obligation in fiscal 2004, which did not recur in fiscal 2005.

Liquidity and Capital Resources

Our working capital, defined as current assets less current liabilities, at August 31, 2005 was approximately $5.0 million, and we had cash and cash equivalents and marketable securities on hand totaling $5.5 million at August 31, 2005. We believe that at August 31, 2005, we have sufficient working capital to fund our operations for the next year.  However, there can be no assurances that we will be successful in marketing the water from our primary water projects in the near term.  In the event increased revenues and cash flows from providing water services are not achieved, we may incur additional short or long-term debt or seek to sell additional equity securities to generate working capital to support our operations.

Development of any of the water that we have, or are seeking to acquire, will require substantial capital investments.  We anticipate that additional capital for the development of the water will be financed by the entity purchasing such water through the sale of water taps to developers and water delivery charges to users.  A water tap charge refers to a charge we impose to fund construction of Wholesale Facilities and permit access to a water delivery system (e.g., a single-family home’s tap into our water system), and a water service charge refers to a water customer’s monthly water bill, generally charged per 1,000 gallons of water delivered to the customer.  Annually, the developer must purchase not less than a minimum number of taps, the proceeds from which are used to expand the capacity of our Wholesale Facilities to deliver water to additional customers in the development.  We anticipate that the system tap fees will be sufficient to generate funds with which we can design and construct the necessary Wholesale Facilities.  However, once we receive tap fees from a developer, we are contractually obligated to construct the Wholesale Facilities for the taps paid for, even if our costs are not covered by the fees we receive.  We can not assure you that our source of cash will be sufficient to cover our capital costs.

On August 3, 2005, we entered into the County Agreement to provide water service to the Fairgrounds.  Pursuant to the County Agreement we will design and build the Special Facilities and the Wholesale Facilities, which are expected to be completed in April 2006, for an anticipated Fairgrounds opening date in July 2006.

Funding of $1.25 million for the construction of the Special Facilities will come from the County and will be provided as follows:  (i) an initial payment of $397,000 (received in August 2005), (ii) credits for the County selling us 336 acre-feet of groundwater valued at $240,000 (the water asset will be recorded in our balance sheet upon satisfactory delivery of the Water Rights Deed), and (iii) $608,000 paid over ten years, which will include interest at 6%, which based on currently scheduled payments will result in us receiving $205,000 in interest.  These funds will be used to construct the Special Facilities, which we will own and operate.  We anticipate construction costs paid to contractors will total approximately $1.3 million.  We made the initial payment of $218,500 on the water tower in August 2005.  Construction of this tower began in September 2005.  The remaining payments for the water tower, totaling $680,000, are due upon the completion of various milestones throughout construction.

We will also design and build the Wholesale Facilities utilizing funds from the sale of water taps to the County.  The net funds that we retained of $321,000 (which is the total tap fees of $568,000 net of water dedication credits of $52,000, royalty payments to the State Land Board of $35,000 and payments to external CAA holders of $160,000) will be used to construct facilities that will provide water service to the Fairgrounds, provide capacity to our existing customers and provide us required systems for potential additional development opportunities in and around the Fairgrounds.  The construction of the Wholesale Facilities is expected to begin in March 2006, and we expect third party contracts to cost a total of approximately $96,000.  We will own and operate the Wholesale Facilities.

When the Fairgrounds begin operations, we will charge the County water usage fees consistent with the Rates and Charges included in the District’s Rules and Regulations, which are expected to cover the costs of providing the ongoing water service.

On October 31, 2003, and then on May 14, 2004, we entered into the Sky Ranch Agreements with the developer of Sky Ranch.  Pursuant to the Sky Ranch Agreements we will provide water for all homes and buildings to be constructed at Sky Ranch, which could go as high as 4,850 SFE units.  Additionally, the developer must purchase at least 400 water taps before occupancy of the first home.  The Sky Ranch Agreements permit the developer to add additional taps annually, with at least 310 taps to be purchased each year.  This schedule is designed to provide us with adequate funds with which to construct the Wholesale Facilities needed to provide water service to the areas being developed.

To the extent that water service is provided using Export Water, we are required to pay a royalty to the State Land Board equal to 12% of the net revenue after deducting our costs.  If the developer exercises its option to purchase Export Water, we expect to dedicate approximately 1,200 acre-feet, or approximately 10%, of our Export Water supply (which is about 4.2% of our overall Rangeview Water Supply) for this project.  We estimate we will spend approximately $25.0 million for infrastructure costs related to the development and delivery of water to the Sky Ranch development.

At August 31, 2005, we had outstanding debt to three related parties totaling $1.46 million (which includes $763,000 of accrued interest).  Of the $1.46 million, $189,000 bears simple interest at 9.01%, $52,000 bears simple interest at 8.36%, $425,000 bears simple interest at the Applicable Federal Rate for short-term obligations (3.58% at August 31, 2005) and $27,000 bears no interest.  The notes are payable at various dates between August 2007, and October 2007.  Interest is not payable on a current basis, but does accrue and is added to the principal monthly.

Operating Activities

Operating activities include revenues we receive from the sale of water and wastewater services to our customers, costs incurred in the delivery of those services, general and administrative expenses, and depletion/depreciation expenses.

During fiscal 2005, cash used in operating activities was approximately $818,000 compared to $528,000 in fiscal 2004.  Operating costs increased due to increased health insurance costs, management bonuses, payment of board of director fees and annual retainers, increased legal fees and payments made to the District which were offset by us not expending any funds to repurchase contingent obligations as we did in fiscal 2004.  Accrued interest on the note receivable of approximately $17,000 was offset by accrued interest on notes payable of approximately $34,000.  In 2004, we repaid $1.6 million of debt along with approximately $2.0 million of accrued interest so the level of cash required for operations during fiscal 2006 should remain lower than in previous years.  We will continue to provide domestic water and wastewater service to customers in our service area and we will continue to operate and maintain our water and wastewater systems with our own employees.

Investing Activities

We continue to invest in the acquisition, development and maintenance of both the Rangeview and Paradise water assets and intend to exercise our option to acquire the next 20% of the Sky Ranch groundwater under the DGPA for $50,000 in fiscal 2006.  These investments include legal and engineering fees associated with adjudicating additional water through the Water Court system, as well as right-of-way permit fees to the Department of Interior Bureau of Land Management for our Paradise Water Supply.  Additionally, with the anticipated start of construction at Sky Ranch, and the construction of the facilities required to provide water service to the Arapahoe County Fairgrounds, we anticipate cash required by investing activities to increase in fiscal 2006.

Cash provided by investing activities for fiscal 2005 was approximately $198,000.  During fiscal 2005, we maintained temporary investments of funds generated from the equity offering in fiscal 2004.  Costs of approximately $405,000 were capitalized to our water assets, which included approximately $223,000 related to the start of construction of the water system required to provide water service to the Fairgrounds.  During fiscal 2005, we received option payments totaling $60,400 from the developer of Sky Ranch related to the potential use of Export Water.  Cash used by investing activities for fiscal 2004, was approximately $4.1 million which included the initial investment of funds from the equity offering.  We capitalize certain acquisition, legal, engineering and permitting costs relating to the improvement of our water assets.

Financing Activities

Cash provided by financing during fiscal 2005 was approximately $1.0 million compared to $5.7 million in fiscal 2004.  Significant financing items during fiscal 2005 and 2004 included the receipt of approximately $677,000 related to exercises of stock options in 2005 and the receipt of approximately $10.6 million from the sale of stock in the equity offering and from the exercising of warrants in 2004.  In 2004, proceeds from the equity offering where partially offset by the repurchase of certain CAA interests for approximately $2.8 million in cash and $2.0 million of debt payments.

Impact of Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004) Share-Based Payment (“SFAS 123R”) which is a revision of SFAS 123 and addresses the accounting for employee stock options. SFAS 123R is effective for public companies that file as small business issuers for annual periods beginning after December 15, 2005 (SFAS 123R is effective for us beginning fiscal 2007 or September 1, 2006).  SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123.  However, SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  We have not yet completed our evaluation of the impact of SFAS 123R, but we expect the adoption to have a material effect on our financial statements.  See “Note 2 – Summary of Significant Accounting Policies” in the accompanying financial statements for pro-forma disclosures required under SFAS 123.

Total Contractual Cash Obligations

Our contractual obligations with defined maturities consists entirely of our long-term debt with related parties.  The total obligations to these related parties, including accrued interest, is $1.46 million.  Of this, $877,000 is due in August 2007; $552,000 is due in September 2007; and $27,000 is due in October 2007.  The holder of the notes due in August 2007 is a party to the CAA and has agreed that if the amount of principal and accrued interest on these notes is paid under the CAA prior to the maturity date of the notes, the notes will be cancelled.

In August 2005, we entered into an agreement with a contractor to build a 500,000 gallon water tower for use at the Fairgrounds. The contract calls for milestone payments over the next twelve months totaling approximately $680,000, following a $218,500 payment made in August 2005.

We are also contingently liable for payments to third parties totaling $23.4 million upon the sale of Export Water.  The timing of these payments is determined based on sales of Export Water.  Therefore, it is unknown if and when these payments will ultimately be made.

Employees and Significant Customers

We currently have three full-time employees.

For the years ended August 31, 2005 and 2004, 98% and 96% of our revenues were from two customers, respectively.

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors
Pure Cycle Corporation:

We have audited the accompanying balance sheet of Pure Cycle Corporation (the “Company”) as of August 31, 2005, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation as of August 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ANTON COLLINS MITCHELL LLP

Denver, Colorado
October 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors

Pure Cycle Corporation:

We have audited the accompanying balance sheet of Pure Cycle Corporation (the Company) as of August 31, 2004, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation as of August 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG, LLP

Denver, Colorado
October 29, 2004

PURE CYCLE CORPORATION

BALANCE SHEETS

	August 31,
	2005	2004
ASSETS:
Current assets:
Cash and cash equivalents	$1,973,882	$1,574,201
Marketable securities	3,481,035	4,055,643
Trade accounts receivable	50,059	50,238
Interest receivable	21,788	24,516
Prepaid expenses	38,667	34,077
Restricted cash	174,890	—
Total current assets	5,740,321	5,738,675

Investments in water and water systems, net	19,871,321	19,473,121

Property and equipment, net	4,088	—
Note receivable – Rangeview Metropolitan District, including accrued interest	430,722	413,805
Total assets	$26,046,452	$25,625,601

LIABILITIES:
Current liabilities:
Accounts payable	$28,119	$2,946
Payable to contingent obligation holders	174,890	—
Royalties payable to State Land Board	34,522	—
Accrued liabilities	31,519	180,927
Deferred revenues	420,309	17,435
Total current liabilities	689,359	201,308

Deferred construction funding	397,235	—
Long-term debt – related parties, including accrued interest	1,454,921	1,420,964
Participating Interests in Export Water supply	8,152,202	8,214,275
Amounts reimbursable to former officer	—	2,465,555
Total liabilities	10,693,717	12,302,102

Commitments and Contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock:
Par value $.001 per share, 25 million shares authorized: Series B – 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433

Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized: 14,329,981 and 13,316,135 shares issued and outstanding	47,770	44,387

Additional paid-in capital	40,050,159	36,407,105
Treasury stock, at cost, 73,154 shares of common stock	(554,939)	—
Accumulated comprehensive income	3,453	14,834
Accumulated deficit	(24,194,141)	(23,143,260)
Total stockholders’ equity	15,352,735	13,323,499
Total liabilities and stockholders’ equity	$26,046,452	$25,625,601

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended August 31,
	2005	2004

Revenues:
Metered water usage	$152,247	$145,490
Wastewater treatment fees	57,453	55,050
Sky Ranch options	21,619	—
Other	3,335	4,416
Total revenues	234,654	204,956

Expenses:
Water service operations	(16,471)	(16,759)
Wastewater service operations	(8,835)	(11,196)
Other	(2,858)	(2,889)
Depletion	(743)	(795)
Total cost of revenues	(28,907)	(31,639)
Gross margin	205,747	173,317

General and administrative expenses	(1,349,571)	(822,934)
Depreciation	(7,148)	(4,948)
Operating loss	(1,150,972)	(654,565)

Other income (expense):
Interest income	149,611	42,683
Interest expense - related parties	(33,957)	(173,931)
(Loss) gain on sales of marketable securities	(15,563)	11,996
Amortization of warrants	—	(75,600)
Extinguishment of contingent obligations	—	(1,126,239)

Net loss	$(1,050,881)	$(1,975,656)

Net loss per common share – basic and diluted	$(.08)	$(0.22)

Weighted average common shares outstanding – basic and diluted	13,674,156	8,879,771

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED AUGUST 31, 2005 AND 2004

							Additional	Accumulated
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance – August 31, 2003	10,487,513	$10,488	7,843,976	$26,146	—	$—	$25,512,427	$—	$(21,167,604)	$4,381,457
Preferred stock converted to common stock	(10,055,000)	(10,055)	1,737,648	5,792	—	—	4,263	—	—	—
Equity offering less expenses – $1.16 million	—	—	1,026,263	3,421	—	—	8,063,459	—	—	8,066,880
Warrants exercised	—	—	2,182,147	7,274	—	—	1,628,525	—	—	1,635,799
Stock options exercised	—	—	485,589	1,619	—	—	872,444	—	—	874,063
Contingent obligation acquisition	—	—	40,512	135	—	—	325,987	—	—	326,122
Unrealized gains on marketable securities	—	—	—	—	—	—	—	14,834	—	14,834
Net loss	—	—	—	—	—	—	—	—	(1,975,656)	(1,975,656)
Comprehensive loss										(1,960,822)
Balance – August 31, 2004	432,513	433	13,316,135	44,387	—	—	36,407,105	14,834	(23,143,260)	13,323,499
Reimbursement to former CEO	—	—	300,000	1,000	—	—	2,414,000	—	—	2,415,000
Warrants exercised	—	—	29,714	99	—	—	(99)	—	—	—
Stock options exercised	—	—	684,132	2,284	(73,154)	(554,939)	1,229,153	—	—	676,498
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(11,381)	—	(11,381)
Net loss	—	—	—	—	—	—	—	—	(1,050,881)	(1,050,881)
Comprehensive loss										(1,062,262)
Balance – August 31, 2005	432,513	$433	14,329,981	$47,770	(73,154)	$(554,939)	$40,050,159	$3,453	$(24,194,141)	$15,352,735

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended August 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,050,881)	$(1,975,656)
Adjustments to reconcile net loss to net cash used for operating activities:
Interest accrued on long-term debt – related parties	33,957	173,932
Loss (gain) on sales of marketable securities	15,563	(11,996)
Depreciation	7,148	4,948
Depletion	743	795
Interest added to note receivable – Rangeview Metropolitan District	(16,917)	(13,903)
Restricted cash	(174,890)	—
Amortization of warrants	—	75,600
Extinguishment of contingent obligations	—	1,126,241
Changes in operating assets and liabilities:
Trade accounts receivable	179	17,449
Interest receivable and prepaid expenses	(1,862)	(57,152)
Accounts payable and accrued liabilities	(124,235)	132,102
Deferred revenues	492,933	—
Net cash used for operating activities	(818,262)	(527,640)

Cash flows from investing activities:
Investments in water and water systems	(404,519)	(135,870)
Purchase of marketable securities	(5,424,071)	(8,076,016)
Sales and maturities of marketable securities	5,971,735	4,047,203
Purchase of property and equipment	(5,660)	—
Sky Ranch option payments received	60,400	50,000
Net cash provided by / (used for) investing activities	197,885	(4,114,683)

Cash flows from financing activities:
Proceeds from the sale of common and preferred stock, net	676,498	10,576,743
Construction funding	397,235	—
Reimbursement to former CEO	(50,555)	—
Payments to contingent liability holders	(3,120)	(50,000)
Payments to purchase contingent liabilities	—	(2,750,000)
Payments on long-term debt – related parties	—	(2,085,999)
Net cash provided by financing activities	1,020,058	5,690,744

Net increase in cash and cash equivalents	399,681	1,048,421
Cash and cash equivalents – beginning of year	1,574,201	525,780
Cash and cash equivalents – end of year	$1,973,882	$1,574,201

Supplemental disclosures of non-cash activities:

Restricted common stock issued to former CEO in satisfaction of reimbursement obligation	$2,415,000	$—

Treasury stock accepted upon exercise of stock options with mature shares used as consideration	$554,939	$—

Preferred stock converted to common stock	$—	$10,055

Common stock issued to acquire contingent obligations	$—	$326,122

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2005 AND 2004

NOTE 1 – ORGANIZATION

Description of Business.  Pure Cycle Corporation (the “Company”) was incorporated in Delaware in 1976.  The Company owns water assets located in the Denver, Colorado metropolitan area and on the western slope of Colorado.  The Company is currently using its water assets located in the Denver metropolitan area to provide water and wastewater services to customers located in its service area.  The Company operates water and wastewater systems and provides services which include the design and construction of the systems as well as the operation and maintenance of the systems.  The Company also owns water recycling technologies which are capable of processing wastewater into potable drinking water. The Company’s main focus is to provide water and wastewater service to customers within its service area and other areas in the Denver metropolitan area.

The Company believes that at August 31, 2005, it has sufficient working capital and financing sources to fund its operations for at least the next year.  However, there can be no assurances that the Company will be successful in marketing the water from its primary water projects on terms that are acceptable to the Company.  The Company’s ability to ultimately realize its investment in its primary water projects is dependent on its ability to successfully market the water, or in the event it is unsuccessful, to sell the underlying water assets.  In the event increased sales are not achieved, the Company may incur additional short or long-term debt or seek to sell additional shares of the Company’s common or preferred stock or stock purchase warrants, as deemed necessary by the Company, to generate sufficient working capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition.  The Company generates revenues mainly from three sources; (i) water and wastewater tap fees, (ii) construction fees, and (iii) monthly water usage fees and wastewater service fees.  Emerging Issues Task Force Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), governs how to identify when goods or services, or both, that are separately delivered but included in a single sales arrangement should be accounted for separately.  Based on the criteria of EITF 00-21, the Company accounts for each of the items addressed in the service agreement separately.

The Company recognizes revenues from the sale of water and wastewater taps as income upon receipt if the facilities required to provide water or wastewater services are in place and operational.  If the facilities are not in place and operational, the Company defers recognition of the tap fees until the facilities are completed and placed in operation.  The Company defers construction fees received for assets that it will own and reflects them as deferred construction funding on the balance sheet.  Deferred construction fees are recognized as revenue over the estimated service period which is also the estimated useful life of the assets constructed.  The Company recognizes water usage revenues upon delivering water to customers.  The Company recognizes wastewater processing revenues based on flat fees assessed per single family equivalent (“SFE”) unit served.  An SFE is defined in the Rangeview Metropolitan District’s (the “District” – described in Note 3) Rules and Regulations as the amount of water required each year by a family of four persons living in a single family house on a standard sized lot.

Costs to construct the Wholesale Facilities and Special Facilities are capitalized as incurred, including interest, if the costs meet the Company’s capitalization criteria, which are then depreciated over their estimated useful lives.  Costs of delivering water and providing wastewater service to customers are recognized as incurred.

The Company did not recognize any tap fee revenue or construction revenue during the years ended August 31, 2005 and 2004.  As of August 31, 2005, the Company has deferred recognition of $375,894 of tap fee revenue for tap sales to Arapahoe County and $44,415 of option payments received from Sky Ranch, both of which are more fully explained in Note 3.

Use of Estimates.  The preparation of financial statements in conformity with Accounting Principles Generally Accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents.  Cash and cash equivalents include all highly liquid debt and equity instruments with original maturities of three months or less. The Company’s cash equivalents are comprised of money market funds, investments in debt securities and investments in commercial paper.  As of August 31, 2005, the Company has no investments in equity instruments.

Restricted Cash.  Restricted cash is comprised of (i) $174,890 of proceeds received by the Company from Arapahoe County for Export Water sales (see Notes 3 and 4), that are to be remitted to an escrow agent and paid to external parties as required by the Comprehensive Amendment Agreement No. 1 (the “CAA”), and (ii) $15,000 of proceeds received by the Company from Sky Ranch (see Notes 3 and 4) that are to be remitted to an escrow agent and paid to external parties as required by the CAA.

Financial Instruments.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments in marketable securities and notes payable – related parties. The Company places its cash equivalents and investments with a high credit-quality financial institution. The Company invests its excess cash primarily in money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations.  To date, the Company has not experienced significant losses on any of these investments.  The notes payable – related parties bear interest at rates that approximate market.

Cash Flows.  During fiscal 2005 and 2004, respectively, the Company paid $0 and $485,999 of interest.  No cash was paid for income taxes in either fiscal 2005 or 2004.  See Note 7 for discussion regarding non-cash exchange of common stock for warrants.

Marketable Securities.  Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations each reporting period. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.  The Company had no investments classified as held-to-maturity at August 31, 2005 or 2004.

Debt securities for which the Company does not have the positive intent or ability to hold to maturity are classified as available-for-sale, along with any investments in equity securities.  Securities classified as available-for-sale are marked-to-market at each reporting period. Changes in value on such securities are recorded as a component of Accumulated comprehensive income. The cost of securities sold is based on the specific identification method.

The following is a summary of marketable securities at August 31, 2005:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$1,165,487	$—	$—	$1,165,487
U.S. government debt securities	1,096,661	2,723	(3,973)	1,095,411
U.S. corporate debt securities	2,380,921	11,253	(6,550)	2,385,624
Total investments	4,643,069	13,976	(10,523)	4,646,522
Less cash equivalents	1,165,487	—	—	1,165,487
Total marketable securities	$3,477,582	$13,976	$(10,523)	$3,481,035

The following is a summary of marketable securities at August 31, 2004:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$3,262,616	$—	$—	$3,262,616
U.S. government debt securities	1,095,862	2,646	—	1,098,508
U.S. corporate debt securities	4,151,225	13,254	(1,066)	4,163,413
Total investments	8,509,703	15,900	(1,066)	8,524,537
Less cash equivalents	4,467,789	1,105	—	4,468,894
Total marketable securities	$4,041,914	$14,795	$(1,066)	$4,055,643

In fiscal 2005, gross realized losses totaled $15,563, while gross realized gains totaled $11,996 in fiscal 2004.  The aggregate fair value of investments with unrealized gains as of August 31, 2005 and 2004 was $3,257,837 and $4,755,465, respectively.  The aggregate fair value of investments with unrealized losses as of August 31, 2005 and 2004 was $1,388,685 and $506,456, respectively.  The investments that are in a net loss position are deemed to be temporary losses based on the nature of the corporate bond markets and the significant fluctuations that have occurred in the markets over the past several years.  The Company actively monitors the performance of its investments and adopted a new investment policy in fiscal 2005, to more closely align its investment portfolio with its expected capital requirements.  All losses incurred during 2005 were the result of the Company shortening its average maturity in its investment portfolio to allow it more flexibility regarding anticipated capital needs in the short-term and to allow it to capitalize on interest rates that have continued to rise since the equity offering in 2004, when the majority of the investments were made.

The Company’s marketable securities mature at various dates through 2007.  However, these securities represent the temporary investment of capital and it is not managements’ intention to hold these securities until maturity.

Long-Lived Assets.  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the eventual use of the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  The Company believes there are no impairments in the carrying amounts of its long-lived assets at August 31, 2005.

Water and Wastewater Systems.  The Company capitalizes design and construction costs related to construction activities as water or wastewater systems, and it capitalizes certain legal, engineering and permitting costs relating to the adjudication and improvement of its water assets.

Depletion and Depreciation of Water Assets.  The Company depletes its water assets that are being utilized on the basis of units produced divided by the total volume of water adjudicated in the water decrees.  Water systems are depreciated on a straight line basis over their estimated useful lives of 30 years.

Stock-Based Compensation.  The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees.  The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation as specified in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123. The pro forma disclosure of net loss and loss per share required by SFAS No. 123 is shown below.

	2005	2004
Net loss, as reported	$(1,050,881)	$(1,975,656)

Add back stock-based employee compensation expense included in reported net loss	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all options and warrants	(168,000)	(31,000)

Pro forma net loss	$(1,218,881)	$(2,006,656)

Weighted average common shares outstanding – basic and diluted	13,674,156	8,879,771
Pro forma net loss per share	$(.09)	$(.23)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:  0% dividend yield; 116% and 113% volatility for options granted in 2005 and 2004, respectively; risk free rates between 3.5% and 4.1%; and expected lives of six years.  In April 2005, 12,500 options were granted to non-employee directors under the 2004 Incentive Plan.  Of the options granted, 10,000 vest one year after the grant date and 2,500 vest at the second anniversary date of the grants.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004) Share-Based Payment (“SFAS 123R”) which is a revision of SFAS 123 and addresses the accounting for employee stock options. SFAS 123R is effective for public companies, that file as small business issuers, for annual periods beginning after December 15, 2005 (SFAS 123R is effective for the Company beginning September 1, 2006), supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95 Statement of Cash Flows.  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123.  However, SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The Company has not yet completed its evaluation of the impact of SFAS 123R, but the Company expects the adoption to have a material effect on its financial statements.

Income Taxes.  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryovers.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Accumulated Comprehensive Income.  In addition to net loss, comprehensive income includes the cumulative unrecognized changes in the fair value of marketable securities that are classified as available-for-sale.

Reverse Stock Split.  Effective April 26, 2004, stockholders approved a ten-for-one reverse stock split. Subsequent to the approval, every ten shares of the Company’s common stock were replaced with one share of its common stock. Accordingly, all share and per share amounts for all periods presented have been restated to reflect the reverse split.

Loss per Common Share.  Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period.  Common stock options and warrants aggregating 1,523,391 and 2,234,305 common share equivalents as of August 31, 2005 and 2004, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

Reclassifications.  Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

NOTE 3 – WATER, WATER SYSTEMS AND SERVICE AGREEMENTS

The Company’s water and water systems consist of the following costs and accumulated depreciation and depletion as of August 31:

	2005		2004
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Rangeview water supply	$13,885,213	$(2,913)	$13,786,125	$(2,170)
Paradise water supply	5,515,133	—	5,498,124	—
Construction in progress	222,500	—	—	—
Rangeview water system	167,720	(19,692)	151,798	(14,116)
Sky Ranch water supply	100,000	—	50,000	—
Water supply – other	3,360	—	3,360	—
Totals	$19,893,926	$(22,605)	$19,489,407	$(16,286)

Net Investments in water and water systems	$19,871,321		$19,473,121

Depletion and Depreciation.  The Company recorded $743 and $795 of depletion related to the Rangeview Water Supply in 2005 and 2004, respectively, and $5,576 and $4,948 of depreciation related to the Rangeview Water Systems in 2005 and 2004, respectively.  No depletion is taken against the Paradise Water Supply or Sky Ranch Water Supply as these assets were unutilized through 2005.

Rangeview Water Supply, Water System and Construction in Progress.  The Rangeview water supply and water system represents the costs of assets acquired or constructed related to the water used to supply water services to customers located on and off the Lowry Range Property.  The recorded costs of the Rangeview Water Supply includes payments to the sellers of the Rangeview Water Supply, and certain direct costs relating to improvements to the asset including legal and engineering fees.  The recorded costs of the Rangeview Water System includes design and construction costs incurred to construct the facilities required to provide water and wastewater services.  The costs incurred to construct the water system used to supply water to the new Arapahoe County Fairgrounds and Regional Park (the “Fairgrounds”) is currently recorded as construction in progress and will be included with the Rangeview Water Systems upon completion.

Rangeview Agreements

The Company acquired the Rangeview Water Supply beginning in 1996 when it (i) entered into the Agreement for Sale of Export Water with the Rangeview Metropolitan District (the “District”), a quasi-municipal political subdivision of the State of Colorado; (ii) the District entered into the Amended and Restated Lease Agreement with the State of Colorado Board of Land Commissioners (the “State Land Board”), which owns the Lowry Range Property; and (iii) the Company entered into the Service Agreement with the District for the provision of water service to the Lowry Range Property (collectively these agreements are referred to as the “Water Privatization Agreements”).

Pursuant to the Water Privatization Agreements, the Company will design, construct, operate and maintain the District’s water system to provide water service to the District’s customers on the Lowry Range Property.  The Water Privatization Agreements dedicated 17,620 acre-feet of water per year for use specifically on the Lowry Range Property.  Additionally, the Water Privatization Agreements provide for the Company to use surface reservoir storage capacity in providing water service to customers within the Lowry Range Property.  In exchange for providing water service to customers on the Lowry Range Property the Company will receive 95% of all amounts received by the District relating to water services, after the District pays the required royalties to the State Land Board totaling 12% of gross revenues received from water sales.

Rates and charges for tap fees and usage or monthly fees are governed by the Company’s rates and charges for all water and wastewater services under the terms of the Water Privatization Agreements.  These rates and charges are reviewed annually and are the average of similar rates and charges of three surrounding municipal water and wastewater service providers.  These represent gross fees and to the extent that water service is provided using Export Water, the Company is required to pay royalties to the State Land Board ranging from 10% to 50% of the net revenue after deducting certain costs.

The Company will also design, finance, construct, operate and maintain the District’s wastewater system to provide wastewater service to customers within its service area pursuant to the Wastewater Service Agreement between the Company and the District.  In exchange for providing wastewater service for the District’s customers, the Company will receive 100% of the District’s wastewater tap fees and 90% of the District’s wastewater usage fees.

Lowry Range Water and Export Water

The Rangeview Water Supply is a combination of tributary surface water and storage rights and nontributary groundwater rights associated with the Lowry Range Property.  The Company owns the rights to use 1,650 acre-feet of tributary surface water, together with 10,000 acre-feet of non-tributary groundwater, which can be exported off the Lowry Range Property to serve area users.  The Company has the exclusive rights to use an additional 1,660 acre-feet of tributary surface water together with approximately 15,960 acre-feet of nontributary groundwater to serve customers on the Lowry Range Property.  The Export Water, together with water that is owned by the State Land Board the Company has contracted to utilize under the Water Privatization Agreements, totals over 29,270 acre-feet of water per year.  Additionally, the Company has the option with the State Land Board to exchange an aggregate gross volume of 165,000 acre-feet of groundwater for 1,650 acre-feet per year of adjudicated surface water.

Based on independent engineering estimates, the 17,620 acre-feet of water designated for use on the Lowry Range Property is capable of providing water service to approximately 46,500 SFE units, and the 11,650 acre-feet of Export Water owned by the Company can serve approximately 33,600 SFE units throughout the Denver metropolitan region.

On the Lowry Range Property, the Company will operate both the water and the wastewater systems during the contract period and the District will own both systems.  After 2081, ownership of the water system servicing customers on the Lowry Range Property will revert to the State Land Board, with the District retaining ownership of the wastewater system.  The Company owns the Export Water and will use it to provide water and wastewater services to customers off the Lowry Range Property.  The Company will also own all the facilities required to extend water and wastewater services off the Lowry Range Property.  The Company plans to contract with third parties for the construction of these facilities.

The Company delivered approximately 52.3 million and 56.3 million gallons of Rangeview water to customers on the Lowry Range Property in fiscal 2005 and 2004, respectively.

Arapahoe County Fairgrounds Agreement for Water Service

Effective August 3, 2005, the Company entered into an Agreement for Water Service (the “County Agreement”) with Arapahoe County (the “County”) to design and construct a water system for, and provide water services to, the new Fairgrounds.  Pursuant to the County Agreement: (i) the County purchased water taps for 38.5 SFEs for $567,490, or $14,740 per tap; (ii) the Company agreed to design and construct the required Special Facilities, for which the County agreed to provide funding of $1,245,168; and (iii) the Company agreed to acquire rights to approximately 363 acre-feet of groundwater from the County for $293,013.  As of August 31, 2005, the Water Rights Deed has not been transferred to the Company, and therefore, the cost of this water has not been capitalized on the accompanying balance sheet).

Pursuant to the County Agreement, in August 2005 the Company received a net cash payment of $514,552 and the rights to 27 acre-feet of dedicated groundwater valued at $52,938, pending transfer of the Water Rights Deed.

Since the Company will utilize Export Water to provide water service to the Fairgrounds, the sale of the water taps generated a royalty payment to the State Land Board.  The agreement with the State Land Board requires royalty payments on Export Water sales based on net revenues.  Net revenues are defined as proceeds from the sale of Export Water less direct and indirect costs, including reasonable overhead charges, associated with the withdrawal, treatment and delivery of Export Water.  Based on this, in September 2005, the Company made a royalty payment to the State Land Board of $34,522, which is 10% of the net revenues or net tap fees received from the County.

In addition, tap fees under service agreements in which Export Water will be utilized, are subject to the CAA, which is described in more detail in Note 4.  Net tap fees subject to the CAA totaling $532,968, which are the tap fees received from the County less the $34,522 State Land Board royalty, were distributed to the escrow agent as required by the CAA in September 2005.  Based on the 2004 CAA acquisitions the Company made, the Company received $373,078, or 70%, of the distribution and external parties received $159,890, or 30%.  The $159,890 paid to third parties in September 2005, is reflected in the balance sheet as Payable to contingent obligation holders.

The tap fees retained by the Company will be used to fund construction of the Wholesale Facilities required to extend water service to the Fairgrounds.  In accordance with GAAP, as of August 31, 2005, $375,894 of tap fees received from the County are deferred and will be recognized as revenue when the Wholesale Facilities are placed into service.  The amount deferred at August 31, 2005 is comprised of the tap fees received by the Company of $567,490, decreased by (i) the tap fee credits for the purchase of the groundwater from the County of $52,938 (which will be recorded as additional deferred revenue upon satisfactory delivery of the Water Rights Deed); (ii) royalties to the State Land Board of $34,522; and (iii) 35% of the total payments made to external CAA holders (which is more fully described in Note 4) or $55,754.

Pursuant to the County Agreement, the County is providing funding of $1,245,168 for the design and construction of the Special Facilities.  In August 2005, the County made an initial payment of $397,235, and will make monthly payments of approximately $6,850 for 10 years following acceptance of the construction (this amount includes interest at 6% per annum).  The remaining $240,075 will be paid by the Company extending credits to the County in exchange for the remaining 336 acre-feet of water purchased from the County valued at $240,075 (consistent with the 27 acre-feet noted above, upon satisfactory receipt of the Water Rights Deed the Company will capitalize the value of this water and record an additional $240,075 of deferred construction funding).  In accordance with GAAP, construction funding of $397,235 provided by the County has been deferred and will be recognized as revenue over the expected service period, which is also the estimated useful life of the Special Facilities being constructed with the funds.

In August 2005, the Company entered into a contract with a third party to construct a 500,000 gallon water tank for use at the Fairgrounds.  The water tank will cost approximately $900,000 which is payable based on contractual milestones over the next twelve months.  In August 2005, the Company made the initial payment of $218,500 (which is recorded as construction in progress as of August 31, 2005).  No other construction contracts have been entered into as of the date of this filing.  However, the Company anticipates all construction activities to be performed by third party contractors.

Sky Ranch Water Supply and Water Service Agreements

On October 31, 2003, and May 14, 2004, the Company entered into two Water Service Agreements (collectively the “Sky Ranch Agreements”) with the developer of approximately 950 acres of property located 4 miles north of the Lowry Range Property along Interstate 70 known as Sky Ranch.  Pursuant to the Sky Ranch Agreements the Company will provide water for all homes and buildings to be constructed at Sky Ranch, which could go as high as 4,850 SFE units.  The developer is obligated to purchase a minimum of 400 water taps from the Company before occupancy of the first house in Sky Ranch and a minimum of 310 annually thereafter.  This tap purchase schedule is designed to provide the Company with adequate funds with which to construct the Wholesale Facilities required to provide water service.  As additional water taps are acquired due to continued development of Sky Ranch, the Company will expand the infrastructure to meet demand as necessary.  Based on discussions with the developer of Sky Ranch, we anticipated the developer purchasing the initial taps during the Company’s second quarter of fiscal 2005.  The Company has not received any payments for tap purchases from the developer and the Company continues to discuss the timing of tap purchases and expected start date of the project with the developer.  The developer has informed the Company that it is actively engineering the final design of the project and is marketing lots to several national home builders with operations in the Denver area.  Based on these discussions, the Company has begun the design and engineering of the water facilities but will not initiate construction until the Company receives notice from the developer to proceed together with payment for the initial tap purchases.

As part of the Sky Ranch Agreements, the developer dedicated approximately 537 acre-feet of water to the Company in exchange for a $3,400 per tap credit for the first 767 water taps purchased.  In lieu of the developer receiving these credits the Company will utilize the $3,400 per tap to fund construction of certain Special Facilities required to be constructed in order for the Company to provide water service to Sky Ranch.  As of August 31, 2005, this water has not been dedicated to the Company because Sky Ranch has not yet purchased any water taps.

On October 31, 2003 the Company entered into the Denver Groundwater Purchase Agreement (the “DGPA”) with the developer of Sky Ranch.  The DGPA provides the Company the option to purchase a total of 223 acre-feet of adjudicated decreed water rights owned by the developer for five payments of $50,000 each, totaling $250,000.  Under the DGPA, the Company can acquire 44.6 acre-feet of water per year (or 20% of the total 223 acre-feet) for $50,000.  On March 26, 2004, and May 26, 2005, the Company exercised these options and purchased a total of 89.2 acre-feet of Denver aquifer groundwater for payments totaling $100,000.  The Company anticipates exercising the remaining options over the next three years to complete the purchase of the remaining 133.8 acre-feet of Denver aquifer groundwater from Sky Ranch for payments totaling $150,000.

The Company plans to initially develop the 760 acre-feet of water beneath the Sky Ranch property which is being dedicated by the developer of Sky Ranch and purchased from the developer of Sky Ranch under the DGPA.  The purchased water is sufficient to provide water service to approximately 1,500 taps.  Any taps purchased by Sky Ranch in excess of 1,500 are subject to royalty payments to the State Land Board and payments to the CAA holders.

The Sky Ranch Agreements provide the developer the right to exercise options to use a combined 1,200 acre-feet of Export Water per year at Sky Ranch after a defined number of taps have been purchased for use at Sky Ranch unless the developer allows the options to expire.  The Sky Ranch Agreements call for two options (i) annual installments of $50,000 over five years (the “Sky Ranch Option”), and (ii) annual installments of $10,400 over five years (the “Hills Option”).  Option fees received before the options are exercised or allowed to expire will not be refunded and are deferred and recognized into income ratably until the next option payment is due.

In August 2005, the developer remitted the second $50,000 Sky Ranch Option payment (the first was received in fiscal 2004), which was distributed in order of priority to the CAA holders. Of this distribution, the Company received $35,000 in September 2005, and outside parties received $15,000. The Company received a distribution because it had repurchased certain CAA interests in fiscal 2004.  Of the amounts paid to the outside parties, $5,231 was allocated to the Participating Interests in Export Water supply liability and $9,769 reduced the contingency under the CAA.  In February 2005, the developer remitted the first $10,400 Hills Option payment which was distributed in order of priority to the CAA holders. Of this distribution, the Company received $7,280 and outside parties received $3,120. Of the amounts paid to the outside parties, $1,088 was allocated to the Participating Interests in Export Water supply liability and $2,032 reduced the contingency under the CAA.

The Company expects to dedicate approximately 1,200 acre-feet, or 10%, of the Export Water supply (which is about 4.2% of the Company’s overall Rangeview Water Supply) for this project.

Paradise Water Supply.  In 1987, the Company acquired water, water wells, and related assets from Paradise Oil, Water and Land Development, Inc., which constitute the Paradise water supply.  The recorded costs of the Paradise water supply include the costs to acquire the Paradise water supply, as well as certain direct legal and engineering costs relating to improvements to the asset.  The Paradise water supply includes 70,000 acre-feet of tributary Colorado River decreed water, a right-of-way permit from the United States Department of the Interior, Bureau of Land Management, for the construction of a 70,000 acre-foot dam and reservoir across federal lands, and four water wells ranging in depth from 900 feet to 1,800 feet.  The water wells are capable of producing approximately 7,500 - 9,400 gallons per minute or approximately 14,000 acre-feet per well per year with an artesian pressure of approximately 100 pounds per square inch.  Due to the strict regulatory requirements for constructing an on-channel reservoir, completing this conditional storage right at its decreed location would be difficult.  As a result, there can be no assurance that the Company will ever be able to make use of this asset or sell the water profitably.  Every six years the Paradise water supply is subject to a Finding of Reasonable Diligence review by the Water Court and the State Engineer to determine if the Company is diligently pursuing the development of the water rights.  During fiscal 2005, the State Engineer began this review.  At this time the Company is unable to estimate when the review will be complete or the final outcome of the review.  An unfavorable outcome could include the State Engineer and Water Court canceling the conditional rights, which would have a material adverse effect on the financial statements.  Since the Company acquired the Paradise Water Supply in 1987, it has received a satisfactory Finding of Reasonable Diligence at each of these reviews.

In accordance with FASB Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), at least annually, the Company reviews its long-term assets, including the Paradise water supply, for indicators of impairment.  Consistent with SFAS 144, the Company compares the carrying amount of the Paradise water supply to the sum of the undiscounted cash flows from the expected eventual use of the asset.  Assessment of the recoverability of the carrying value of the Paradise water supply assumes revenues from water tap sales and monthly metered water usage fees offset by wholesale development costs, which are based on engineering estimates, over a 35 year development horizon.  Based on the latest annual assessment (last test performed as of August 31, 2005), because the fair value exceed the carrying value of the Paradise water supply no impairment was found to exist.

NOTE 4 – PARTICIPATING INTERESTS IN EXPORT WATER

The Company commenced the purchase of its principal water assets through a Water Commercialization Agreement (“WCA”), an agreement with a related investor (the “LCH Agreement”) and the sale of 432,513 shares of Series B Preferred Stock.  The WCA was entered into in 1990 and amended in 1991 and 1992 and again in 1996 by the signing of the CAA.  The parties to the WCA and CAA agreements provided the Company approximately $11.1 million of financing to acquire the Rangeview Water Supply.  This amount (which has been reduced by the transactions described below) is presented on the accompanying balance sheet as Participating Interests in Export Water supply, a liability.  In addition to repaying the initial $11.1 million of funding, the CAA provided that the Company would pay the parties to the CAA an additional $20.9 million of proceeds from Export Water sales (of which, $218,500 was to be maintained by the Company).  Under the CAA, these funds are to be repaid strictly with proceeds from the sale of Export Water.  Therefore, before the 2004 acquisitions as described below, the first $32.0 million received from the sale of Export Water were required to be paid to the CAA holders.

As the proceeds from the sale of Export Water are received, and the amounts are remitted to the external CAA holders, the Company allocates a ratable percentage of this payment to the principal portion or the Participating Interests liability account (amount allocated to the liability is 35% which is the percent the $11.1 million represented of the total $32.0 million obligation) and the balance (65%) of this payment is charged to the contingent obligation portion.  The portion allocated to principal will be recorded as a reduction in the Participating Interests liability account while the amounts applied to the contingency are recorded on a net revenue basis.

During 2004, the Company acquired the rights to approximately $8.2 million of CAA obligations in exchange for cash payments of $2.75 million and the issuance of 40,512 shares of restricted common stock.  As a result of these transactions, the Company, rather than external CAA holders, now has the rights to retain $8.4 million of the initial $32.0 million of proceeds from the sale of Export Water.  The acquisition of these CAA obligations reduces the long term impact of the CAA and provides the Company with additional cash flows to fund operations and pursue other business opportunities that may arise.

The CAA includes contractually established priorities, and the rights the Company acquired includes $5.6 million in the highest priority level with the remaining $2.8 million at various other priority levels.  Based on the original accounting treatment for the CAA, the Company recorded an extinguishment charge of approximately $217,000 related to this transaction in the year ended August 31, 2004.

As described above, as proceeds are received related to the sale of Export Water, the Company remits the payments to the escrow agent and records the portion payable to third parties as either a reduction of the Participating Interests account or as a reduction of the contingency, based on the percentages calculated at the signing of the CAA.  In 2005 and 2004, the Company received option payments from Sky Ranch and tap fees from the County which are related to Export Water sales, and therefore these amounts were remitted to the escrow agent for payment to the CAA holders.  The transactions impacting the CAA in fiscal 2005 and 2004 are:

	Export Water Proceeds Received	Amounts Retained by Pure Cycle	Total Third Party Obligations	Participating Interests Liability	Contingency
Original balances	$—	$218,500	$31,807,732	$11,090,630	$20,717,102

Sky Ranch option payment	50,000	—	(50,000)	(17,435)	(32,565)
Fiscal 2004 acquisitions	—	8,199,333	(8,199,333)	(2,858,920)	(5,340,413)

Balance at August 31, 2004	50,000	8,417,833	23,558,399	8,214,275	15,344,124

Sky Ranch option payments	60,400	(42,280)	(18,120)	(6,319)	(11,801)
Arapahoe County tap fees *	532,968	(373,078)	(159,890)	(55,754)	(104,136)

Balance at August 31, 2005	$643,368	$8,002,475	$23,380,389	$8,152,202	$15,228,187

*  The Arapahoe County tap fees are less the $34,522 royalty payment to the State Land Board.

The LCH Agreement and Preferred Stock.  Pursuant to the LCH Agreement, the Company agreed to pay the next $4.0 million of proceeds from Export Water sales to LCH, Inc. a party related to the Company’s former CEO, Thomas Clark.  Further, the next $433,000 of proceeds from Export Water sales were required to be paid to the holders of the Series B Preferred Stock.  Accordingly, the Company would only be entitled to retain 100% of the proceeds from Export Water sales after paying $36.5 million under the CAA and LCH agreements and to the holders of the Series B Preferred Stock.

On August 31, 2004 the Company entered into the Settlement Agreement with LCH, whereby LCH released the Company from its obligations under the LCH Agreement in consideration of the Company’s former CEO surrendering 306,279 shares of common stock (which were pledged as collateral against notes payable to LCH), and the Company repaying the $950,000 of notes payable to LCH.  The 306,279 shares were designated to repay $1,557,110 of accrued interest payable to LCH and to acquire the $4.0 million of contingent obligations, which represents the Company’s obligations under the LCH Agreement extending the $32.0 million of obligations under the CAA to $36.0 million.  To return Mr. Clark to his original position, in January 2005, the Company paid Mr. Clark $50,555 in cash and issued him 300,000 shares of restricted common stock, which totaled $2,465,555 (the same consideration Mr. Clark surrendered to LCH).  Based on the original accounting treatment for this contingent obligation, the Company recorded an extinguishment charge of $909,040 related to this transaction in the year ended August 31, 2004.

In the aggregate, during 2004, the Company acquired $12.2 million of obligations and repaid $2.5 million of debt and accrued interest for cash payments of $3.75 million and the issuance of 340,512 shares of restricted common stock (these figures include the $50,555 paid, and 300,000 shares issued, to Mr. Clark in January 2005).  In total, under the CAA, the Company will now retain $12.4 million of the initial $36.5 million of proceeds from the sale of Export Water.

The CAA obligation is non-interest bearing, and if the Export Water is not sold, the parties to the CAA have no recourse against the Company.  If the Company does not sell the Export Water, the holders of the Series B Preferred Stock are not entitled to payment of any dividend and have no contractual recourse against the Company.

NOTE 5 – ACCRUED LIABILITIES

At August 31, 2005, the Company had accrued liabilities of $31,518, of which $23,000 is for professional fees, $4,000 relates to construction invoices for the County Agreement, and the remainder is for operating payables.  At August 31, 2004, the Company had accrued liabilities of $180,927 of which $45,000 were for professional fees, approximately $126,000 were for legal fees and the remainder were for operating payables.

NOTE 6 - LONG-TERM DEBT

Long-term debt, including accrued interest, at August 31, is comprised of the following:

	2005	2004
Notes payable to a related party, due August 2007, interest at the Applicable Federal Rate for short-term obligations (3.58% at August 31, 2005), unsecured (1)	$876,718	$864,121

Notes payable to the former CEO’s estate, due September 2007, interest at 8.36% and 9.01%, unsecured	551,661	530,301

Note payable to the former CEO’s estate, due October 2007, non-interest bearing, unsecured	26,542	26,542
Total long-term debt	$1,454,921	$1,420,964

(1)          The holder of these notes is a party to the CAA and has agreed that if the amounts due to this party under the CAA are paid prior to the maturity date of the notes, the notes will be cancelled.

Aggregate maturities of long-term debt are as follows:

Year Ending August 31,	Amount
2007	$876,718
2008	578,203
Total	$1,454,921

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred and Common Stock.  During the year ended August 31, 2004, the Company issued the following shares of common stock upon the conversion of preferred stock:  645,500 shares of common stock upon conversion of 6,455,000 shares of Series D Preferred Stock; 200,000 shares of common stock upon conversion of 2,000,000 shares of Series D-1 Preferred Stock; 888,888 shares of common stock upon conversion of 1,600,000 shares of Series A-1 Preferred Stock.  No conversions were completed during the year ended August 31, 2005.

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

Stock Options.  The Company maintains two stock option plans, the 2004 Incentive Plan which was approved by stockholders in April 2004, and the Equity Incentive Plan which was approved by stockholders in June 1992, (collectively the “Option Plans”) for executives, eligible employees and non-employee directors.  Under the Option Plans, options to purchase shares of stock can be granted with exercise prices and vesting periods determined by the Compensation Committee of the Board and are exercisable over periods of up to ten years.  The Company has 1.6 million and 1.2 million shares of common stock reserved for issuance under the 2004 Incentive

Plan and the Equity Incentive Plan, respectively.  Of these amounts, 1,522,500 options can still be granted under the 2004 Incentive Plan.  The Equity Incentive Plan expired in 2002 and no additional options can be granted under this plan.  Additionally, the Company granted 300,000 options to its President under an employment agreement outside of the Option Plans in 2001.

A summary of the status of the Company’s Option Plans and other compensatory options as of August 31, and changes during the years then ended, is presented below:

	2005		2004
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,179,411	$1.99	2,600,000	$1.80
Granted	12,500	$7.21	65,000	$8.23
Exercised	(684,132)	$1.80	(485,589)	$1.80
Outstanding at end of year	1,507,779	$2.12	2,179,411	$1.99

Options exercisable at year end	1,462,779	$1.94	2,126,911	$1.84

The following table summarizes information about stock options outstanding at August 31, 2005, with exercise prices equal to the fair market value on the date of grant and no restrictions on exercisability after vesting:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- average Remaining Contractual Life (in years)	Weighted- average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.80	1,430,279	2.00	$1.80	1,430,279	$1.80
$7.00-$8.00	62,500	9.49	$7.84	25,000	$8.00
$9.00	15,000	8.67	$9.00	7,500	$9.00
$1.80 to $9.00	1,507,779	6.42	$2.12	1,462,779	$1.94

In April of 2005, 12,500 options were granted to non-employee directors under the 2004 Incentive Plan.  Of the options granted, 10,000 vest one year after the grant date and 2,500 vest at the second anniversary date of the grant.

The exercise price for 308,299 of the options exercised in fiscal 2005 was paid for by the option holders utilizing 73,154 shares of common stock held by the respective option holder more than six months with a market value at the dates of exercise totaling $554,939, which is shown as Treasury Stock on the accompanying balance sheet.

Warrants.  At August 31, 2003, the Company had outstanding warrants to purchase 2,440,284 shares of common stock.  In fiscal 2004, in resolution of a dispute, warrants to purchase 160,000 shares of common stock that the Company believed had expired in 1997 were determined to not have expired.  Giving effect to this settlement, the Company had outstanding warrants to purchase 2,600,284 of common stock at that date.

Concurrent with the public offering in June 2004, selling shareholders exercised 908,778 outstanding warrants for 908,778 shares of common stock at an exercise price of $1.80 per share, which resulted in proceeds to the Company of $1,635,800.

Following the public offering in June 2004, the Company had outstanding warrants to purchase 1,691,506 shares of common stock.  On March 18, 2005, and August 31, 2004, the Company agreed to amend certain outstanding warrants to provide a net exercise provision whereby the warrant holders could exercise their warrants by using the underlying shares of common stock at the current market price as payment of the exercise price in lieu of cash.  All but two of the remaining warrant holders entered into such amendments and exercised warrants to purchase 39,282 and 1,636,612 shares of common stock in fiscal 2005 and 2004, respectively.  As a result, the Company issued 29,714 and 1,273,369 shares of common stock upon such exercises in 2005 and 2004, respectively.  The remaining warrants outstanding do not contain a net exercise provision.  In 2001, the expiration date for 210,000 of the warrants exercised in 2004, was extended to 2007, and related to this, the Company was amortizing the $126,000 fair value of the warrants until 2007.  However, since the warrants were exercised during the year ended August 31, 2004, the remaining unamortized balance of $50,000 was recorded as additional amortization expense in 2004.

As of August 31, 2005, the Company has outstanding warrants to purchase 15,612 shares of common stock at an exercise price of $1.80 per share.  These warrants expire six months from the earlier of (i) the date all of the Export Water is sold or otherwise disposed of, (ii) the date the CAA is terminated with respect to the original holder of the warrant, or (iii) the date on which the Company makes the final payment pursuant to Section 2.1(r) of the CAA.

NOTE 8 -  SIGNIFICANT CUSTOMERS

The Company had accounts receivable from two significant customers totaling approximately $47,856 and $32,364, as of August 31, 2005 and 2004, respectively.  The same customers accounted for approximately 98% and 96%, respectively, of the Company’s revenues during the year ended August 31, 2005 and 2004.

NOTE 9 - INCOME TAXES

There is no provision for income taxes because the Company has incurred operating losses.  Deferred income taxes reflect the tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets as of August 31 are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carryovers	$3,472,500	$2,406,100
Depreciation and depletion of water and water systems	77,900	712,700
Valuation allowance	(3,548,900)	(3,118,800)
Net deferred tax asset	1,500	—

Deferred tax liabilities:
Depreciation on property and equipment	(1,500)	—
Net deferred assets	$—	$—

The Company has recorded a valuation allowance equal to the excess of the deferred tax assets over the deferred tax liability as the Company is unable to reasonably determine if it is more likely than not that deferred tax assets will ultimately be realized.

Income taxes computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following for the years ended August 31:

	2005	2004
Expected benefit from federal income taxes at statutory rate of 34%	$(357,300)	$(667,300)
State taxes, net of federal benefit	(34,700)	(64,800)
Expiration of net operating losses	176,900	365,800
Permanent differences	(215,000)	200
Change in valuation allowance	430,100	366,100
Total income tax expense	$—	$—

At August 31, 2005, the Company has approximately $7,050,000 of net operating loss carryovers available for income tax purposes which expire between fiscal 2006 and 2025.  Utilization of these net operating loss carryforwards may be subject to substantial annual ownership change limitations provided by the Internal Revenue

Code.  Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Net operating loss carryforwards of approximately $474,000 and $981,000 expired during the years ended August 31, 2005 and 2004, respectively.

NOTE 10 – INFORMATION CONCERNING BUSINESS SEGMENTS

The operating segments reported below are the segments of the Company for which separate discrete financial information is available and for which results are evaluated by the Company’s President in deciding how to allocate resources and in assessing performance.  The Company evaluates the performance of its segments based on gross margins of the respective business units before corporate and unallocated shared expenses if any. The accounting policies of the segments are the same as those of the Company as described in Note 2.

The Company principally has two lines of business: (i) the design and construction of water and wastewater systems, and (ii) the provision of water and wastewater services, which includes the operations and maintenance of such systems, to customers within the Company’s service area.

Until the signing of the County Agreement in August 2005, and since development has not begun on either the Lowry Range Property or Sky Ranch, the Company did not recognize any construction revenues or expenses during the years ended August 31, 2005 or 2004. In August of 2005, the Company began the construction of a 500,000 gallon water tank which will be used to extend water service to the Fairgrounds, which is being funded by the construction fees charged to the County pursuant to the County Agreement.  Therefore, as of August 31, 2005, with the exception of the $222,500 recorded as construction in progress (see Note 3), the results of operations and balance sheet information presented relate entirely to the water and wastewater service provider segment.

NOTE 11 – RELATED PARTY TRANSACTIONS

As further described in Note 4, at August 31, 2004 the Company entered into the Settlement Agreement with LCH, Inc.  Pursuant to the Settlement Agreement the Company’s former CEO surrendered stock to LCH which had been pledged as collateral against certain notes payable the Company had with LCH.  In January 2005, the Company paid its former CEO $50,555 in cash and issued him 300,000 shares of restricted common stock as reimbursement for the shares he surrendered on the Company’s behalf.

From time to time since 1987, the former CEO loaned funds to the Company to cover operating expenses.  These funds are reported as unsecured debt (see Note 6) with interest at 8.36% and 9.01% per annum and are payable in October, 2007.

In 1996 and 1997, the Company entered into loan agreements with five related parties and a director.  The loan balances and accrued interest to such persons were repaid during the year ended August 31, 2004.  In connection with these loan agreements, the Company issued warrants to such persons to purchase 402,300 shares of common stock with an exercise price of $1.80 per share.  These warrants were exercised during the year ended August 31, 2004 (see Note 7).

In 1995, the Company extended a loan to the District, a related party.  The loan provided for borrowings of up to $250,000 is unsecured, bears interest based on the prevailing prime rate plus 2% (8.0% at August 31, 2005) and matures on December 31, 2005.  The $430,722 balance of the note receivable at August 31, 2005, includes borrowings of $229,310 and accrued interest of $201,412.  The Company intends to extend the due date to December 31, 2006 and accordingly the note has been classified as non-current.

Effective September 1, 2004, the Company leases space for its corporate office from its former CEO, Mr. Clark, which is now being leased from the estate of Mr. Clark.  The Company leases the space under a month-to-month lease for $1,000 per month.  Prior to September 1, 2004, the Company occupied this office space from its former CEO at no cost to the Company.

Beginning in fiscal 2004, employees of the Company were covered under health insurance plans of a company owned by the former CEO.  Effective August 1, 2005, the Company converted to its own health insurance plan.  During the years ended August 31, 2005 and 2004, respectively, the Company reimbursed the related party $32,699 and $15,206 related to these health plans.

*****

Item 8.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, to allow timely decisions regarding required disclosure. We necessarily apply judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.  The President and CFO has reviewed the effectiveness of our disclosure controls and procedures as of August 31, 2005, and based on this evaluation has concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

Item 8B.                          Other Information

We will be holding our Annual Meeting of Stockholders on January 17, 2006 at 2 PM Mountain time. The Meeting will be held at the offices of Davis Graham and Stubbs, LLP, 1550 17th Street, Suite 500, Denver, Colorado 80202. Any nominations for director or other matters that shareholders wish to have considered at the meeting must be received in writing by our corporate Secretary, at our office located at the address noted on the cover page, before December 2, 2005.

PART III

Item 9.                                   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth the names, ages and titles of the persons who are currently our directors and executive officers, along with other positions they hold with us.

Name	Age	Position
Mark W. Harding	42	Director, President and CFO
Harrison H. Augur	63	Chairman of the Board
Richard L. Guido	61	Director
Peter C. Howell	56	Director
George M. Middlemas	59	Director
Thomas P. Clark	deceased	Former Director (passed away June, 2005) and former CEO (retired November, 2004)

Further information concerning our directors, executive officers and our Code of Ethics, is contained in our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference, which is expected to be filed on or about December 12, 2005.

Item 10.                            Executive Compensation

Information concerning this item is contained in our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference, which is expected to be filed on or about December 12, 2005.

Item 11.                            Security Ownership of Certain Beneficial Owners and Management

Information concerning this item is contained in our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference, which is expected to be filed on or about December 12, 2005.

Item 12.                            Certain Relationships and Related Transactions

Information concerning this item is contained in our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference, which is expected to be filed on or about December 12, 2005.

Item 13.                            Exhibits

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

10.1

Letter Agreement dated August 31, 1987 between Pure Cycle Corporation and Paradise Oil, Water & Land Development, Inc. Incorporated by reference from Current Report on Form 8-K filed with the SEC on August 5, 1988.

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

10.5

Service Agreement, dated April 11, 1996, by and between Pure Cycle Corporation and the Rangeview Metropolitan District. Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended May 31, 1996.

10.6

Wastewater Service Agreement, dated January 22, 1997, by and between Pure Cycle Corporation and the Rangeview Metropolitan District. Incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1997.

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

10.8

Settlement Agreement and Mutual Release dated April 11, 1996 by and among the State Land Board and the District, Pure Cycle Corporation, INCO Securities Corporation, Apex Investment Fund II, L.P., Landmark Water Partners, L.P., Landmark Water Partners II, L.P., Environmental Venture Fund, L.P., Environmental Private Equity Fund II, L.P., The Productivity Fund II, L.P., Proactive Partners, L.P., Warwick Partners, L.P., Auginco, Anders C. Brag, Amy Leeds, and D.W. Pettyjohn, and OAR, Incorporated, Willard G. Owens and H.F. Riebesell, Jr. Incorporated by reference from Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 1996).

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

10.19

Water Service Agreement for the Hills at Sky Ranch Water dated May 14, 2004 among Icon Land II, LLC, a Colorado limited liability company, the Company, and the District. Incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 21, 2004.

10.20	Purchase and Sale Agreement dated as of August 31, 2004 between Pure Cycle Corporation and Proactive Partners, L.P. incorporated by reference from Form 8-K filed on November 12, 2004.

10.21	Settlement Agreement dated as of August 31, 2004 among Pure Cycle Corporation, Thomas P. Clark and LCH, Inc. incorporated by reference from Form 8-K filed on November 12, 2004.

10.22	Purchase and Sale Agreement dated as of August 31, 2004 among Pure Cycle Corporation, OAR Incorporated and Willard G. Owens incorporated by reference from Form 8-K filed on November 12, 2004.

10.23	Form of Amendment to Warrant incorporated by reference from Form 8-K filed on November 12, 2004.

10.24	Agreement for Water Service dated August 3, 2005 among Pure Cycle Corporation, Rangeview Metropolitan District and Arapahoe County incorporated by reference from Form 8-K filed on August 4, 2005.

14	Code of Ethics Adopted February 13, 2004 incorporated by reference from our Proxy Statement for the Annual Meeting held April 12, 2004.

16.1	Letter from KPMG to the Securities and Exchange Commission, dated December 17, 2004, incorporated by reference from form 8-K filed on December 17, 2005.

23.1	Consent of KPMG, LLP *

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

Item 14.                            Principal Accountant Fees and Services

Information concerning this item is contained in our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference, which is expected to be filed on or about December 12, 2005.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION

By: /s/ Mark W. Harding
Mark W. Harding, President and Chief Financial Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Harrison H. Augur	Chairman, Director	November 28, 2005
Harrison H. Augur

/s/ Mark W. Harding	President,	November 28, 2005
Mark W. Harding	Chief Financial Officer and
Director

/s/ Richard L. Guido	Director	November 28, 2005
Richard L. Guido

/s/ Peter C. Howell	Director	November 28, 2005
Peter C. Howell

/s/ George M. Middlemas	Director	November 28, 2005
George M. Middlemas