Form 10KSB/A
period 2005-08-31
PURE CYCLE CORP
filed 2006-01-13
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A-1

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

We are filing an amended Form 10-KSB for our fiscal year ended August 31, 2005 to include a Consent of Independent Registered Public Accounting Firm from Anton Collins Mitchell LLP, in accordance with Regulation S-X, Rule 3-09.

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

10.20	Purchase and Sale Agreement dated as of August 31, 2004 between Pure Cycle Corporation and Proactive Partners, L.P. incorporated by reference from Form 8-K filed on November 12, 2004.

10.21	Settlement Agreement dated as of August 31, 2004 among Pure Cycle Corporation, Thomas P. Clark and LCH, Inc. incorporated by reference from Form 8-K filed on November 12, 2004.

10.22	Purchase and Sale Agreement dated as of August 31, 2004 among Pure Cycle Corporation, OAR Incorporated and Willard G. Owens incorporated by reference from Form 8-K filed on November 12, 2004.

10.23	Form of Amendment to Warrant incorporated by reference from Form 8-K filed on November 12, 2004.

10.24	Agreement for Water Service dated August 3, 2005 among Pure Cycle Corporation, Rangeview Metropolitan District and Arapahoe County incorporated by reference from Form 8-K filed on August 4, 2005.

14	Code of Ethics Adopted February 13, 2004 incorporated by reference from our Proxy Statement for the Annual Meeting held April 12, 2004.

16.1	Letter from KPMG to the Securities and Exchange Commission, dated December 17, 2004, incorporated by reference from form 8-K filed on December 17, 2004.

23.1	Consent of KPMG, LLP, previously filed.

23.2	Consent of Anton Collins Mitchell LLP *

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

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
Mark W. Harding, President and Chief Financial Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark W. Harding	President,	January 12, 2006
Mark W. Harding	Chief Financial Officer and
Director

/s/ Harrison H. Augur	Chairman, Director	January 12, 2006
Harrison H. Augur

/s/ Richard L. Guido	Director	January 12, 2006
Richard L. Guido

/s/ Peter C. Howell	Director	January 12, 2006
Peter C. Howell

/s/ George M. Middlemas	Director	January 12, 2006
George M. Middlemas