Form 10-Q
period 2005-11-30
PURE CYCLE CORP
filed 2006-01-13
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-8814

PURE CYCLE CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	84-0705083
(State of incorporation)	(I.R.S. Employer Identification Number)

8451 Delaware St., Thornton, CO	80260
(Address of principal executive offices)	(Zip Code)

(303) 292 – 3456
Registrant’s telephone number

N/A
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company filer (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 10, 2006:

Common stock, 1/3 of $.01 par value	14,532,148
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

PURE CYCLE CORPORATION

BALANCE SHEETS

	(unaudited) November 30, 2005	August 31, 2005
ASSETS:
Current assets:
Cash and cash equivalents	$944,089	$1,973,882
Marketable securities	4,372,920	3,481,035
Trade accounts receivable	50,117	50,059
Interest receivable	44,877	21,788
Prepaid expenses	45,727	38,667
Restricted cash	—	174,890
Total current assets	5,457,730	5,740,321

Investments in water and water systems, net	20,089,011	19,871,321

Property and equipment, net	6,072	4,088
Note receivable – Rangeview Metropolitan District, including accrued interest	435,677	430,722
Total assets	$25,988,490	$26,046,452

LIABILITIES:
Current liabilities:
Accounts payable	$43,702	$28,119
Accrued liabilities	66,305	31,519
Deferred revenues	408,159	420,309
Payable to contingent obligation holders	—	174,890
Royalties payable to State Land Board	—	34,522
Total current liabilities	518,166	689,359

Deferred construction funding	397,235	397,235
Long-term debt - related parties, including accrued interest	1,464,446	1,454,921
Participating Interests in Export Water supply	8,152,202	8,152,202
Total liabilities	10,532,049	10,693,717

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock:
Par value $.001 per share, 25 million shares authorized: Series B - 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433

Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized: 14,532,148 and 14,329,981 shares issued and outstanding	48,443	47,770
Additional paid-in capital	40,464,404	40,050,159
Treasury stock, at cost, 88,154 and 73,154 shares of common stock	(648,839)	(554,939)
Accumulated comprehensive (loss) income	(8,747)	3,453
Accumulated deficit	(24,399,253)	(24,194,141)
Total stockholders’ equity	15,456,441	15,352,735
Total liabilities and stockholders’ equity	$25,988,490	$26,046,452

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended November 30,
	2005	2004

Revenues:
Metered water usage	$38,643	$39,693
Wastewater treatment fees	14,752	14,285
Sky Ranch options	12,150	—
Total revenues	65,545	53,978

Expenses:
Water service operations	(4,629)	(7,298)
Wastewater service operations	(2,769)	(2,286)
Depletion	(185)	(201)
Other	—	(610)
Total cost of revenues	(7,583)	(10,395)
Gross margin	57,962	43,583

General and administrative expenses	(299,625)	(269,075)
Depreciation	(2,764)	(1,422)
Operating loss	(244,427)	(226,914)

Other income (expense):
Interest income	48,840	28,726
Interest expense – related parties	(9,525)	(7,806)

Net loss	$(205,112)	$(205,994)

Net loss per common share – basic and diluted	$(.01)	$(.02)

Weighted average common shares outstanding – basic and diluted	14,371,263	13,330,421

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended November 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(205,112)	$(205,994)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock compensation expense	51,019	—
Depreciation	2,764	1,422
Depletion	185	201
Interest expensed on long-term debt – related parties	9,525	7,806
Interest added to note receivable – Rangeview Metropolitan District	(4,955)	(3,812)
Changes in operating assets and liabilities:
Cash released from restrictions	174,890	—
Trade accounts receivable	(58)	20,399
Interest receivable and prepaid expenses	(30,149)	9,203
Accounts payable and accrued liabilities	(159,043)	(56,949)
Deferred revenues	(12,150)	—
Net cash used for operating activities	(173,084)	(227,724)

Cash flows from investing activities:
Investments in water and water systems	(220,167)	(8,970)
Purchase of marketable securities	(2,391,576)	(2,090,458)
Sales and maturities of marketable securities	1,487,490	1,197,290
Purchase of property and equipment	(2,456)	(5,660)
Net cash used for investing activities	(1,126,709)	(907,798)

Cash flows from financing activities:
Proceeds from the sale of common stock	270,000	72,000
Net cash provided by financing activities	270,000	72,000

Net change in cash and cash equivalents	(1,029,793)	(1,063,522)
Cash and cash equivalents – beginning of period	1,973,882	1,574,201
Cash and cash equivalents – end of period	$944,089	$510,679

Supplemental disclosures of non-cash activities:

Treasury stock accepted upon exercise of stock options with mature shares used as consideration	$93,900	$—

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - ACCOUNTING PRINCIPLES

The balance sheet as of November 30, 2005, the statements of operations for the three months ended November 30, 2005 and 2004, respectively, and the statements of cash flows for the three months ended November 30, 2005 and 2004 have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at November 30, 2005 and for all periods presented have been appropriately made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2005.  The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

The August 31, 2005 balance sheet was derived from the Company’s audited financial statements.

Stock-based compensation

Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.  SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of September 1, 2005, the first day of the Company’s fiscal 2006. The Company’s financial statements as of and for the three months ended November 30, 2005 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.  Stock-based compensation expense recognized under SFAS 123R for the three months ended November 30, 2005 was $51,019.  There was no stock-based compensation expense related to employee stock options recognized during the three months ended November 30, 2004.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations.  Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s statement of operations.  The pro forma stock compensation expense calculated under SFAS 123 for the three months ended November 30, 2004 was $35,608 and the pro-forma net loss was $241,602.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company’s statement of operations for the first quarter of fiscal 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, September 1, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.  No share-based payment awards have been granted subsequent to September 1, 2005; accordingly, there was no compensation expense based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  As stock-based compensation expense recognized in the statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures (no options were forfeited by option holders during the three months ended November 30, 2005).  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred (no options have ever been forfeited by the Company’s option holders).

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) for the Company’s pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock options exercise behaviors.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards . The Company is considering whether to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

Business segments

The operating segments reported below are the segments of the Company for which separate discrete financial information is available and for which results are evaluated by the Company’s President in deciding how to allocate resources and in assessing performance.  The Company evaluates the performance of its segments based on gross margins of the respective business units before corporate and unallocated shared expenses if any. The accounting policies of the segments are the same as those of the Company as described in Note 2 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2005.

The Company principally has two lines of business: (i) the design and construction of water and wastewater systems, and (ii) the provision of water and wastewater services, which includes the operations and maintenance of such systems, to customers within the Company’s service area.

Until the signing of the Agreement for Water Service (the “County Agreement”) with Arapahoe County (the “County”) on August 3, 2005 (described in Note 4 below), and since development has not begun on either the Lowry Range Property or Sky Ranch, the Company did not recognize any construction revenues or expenses during the three months ended November 30, 2005 or 2004. In August of 2005, the Company began the construction of a 500,000-gallon water tank which will be used to extend water service to the new Arapahoe County Fairgrounds (the “Fairgrounds”), which is being funded by construction fees charged to the County pursuant to the County Agreement.  Therefore, as of November 30, 2005, with the exception of the $437,064 recorded as construction in progress, the results of operations and balance sheet information presented relate entirely to the water and wastewater service provider segment.

NOTE 2 – MARKETABLE SECURITIES

Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and reevaluates such determinations each reporting period.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.  The Company had no investments classified as held-to-maturity at November 30, 2005.

Debt securities for which the Company does not have the positive intent or ability to hold to maturity are classified as available-for-sale, along with any investments in equity securities (the Company had no investments in equity securities at November 30, 2005).  Securities classified as available-for-sale are marked-to-market at each reporting period. Changes in value on such securities are recorded as a component of Accumulated comprehensive income. The cost of securities sold is based on the specific identification method.

The following is a summary of such securities at November 30, 2005:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$277,547	$—	$—	$277,547
U.S. government debt securities	2,691,429	2,407	(8,616)	2,685,220
U.S. corporate debt securities	1,690,238	6,824	(9,362)	1,687,700
Total investments	4,659,214	9,231	(17,978)	4,650,467
Less cash equivalents	277,547	—	—	277,547
Total marketable securities	$4,381,667	$9,231	$(17,978)	$4,372,920

There were no sales of marketable securities during the three months ended November 30, 2005. The aggregate fair value of investments with unrealized gains and unrealized losses as of November 30, 2005 was $1,297,595 and $3,075,325, respectively.

NOTE 3 – RESTRICTED CASH

At August 31, 2005, the Company had restricted cash of $174,890 which consisted of (i) $159,890 of proceeds received by the Company from Arapahoe County for Export Water sales (see Note 4 below), that was required to be remitted to an escrow agent and paid to external parties by the Comprehensive Amendment Agreement No. 1 (the “CAA”), and (ii) $15,000 of proceeds received by the Company from Sky Ranch (see Note 5 below) that was required to be remitted to an escrow agent and paid to external parties as required by the CAA.  Both amounts were remitted to the escrow agent in September 2005, and paid to the third parties in accordance with the CAA.

NOTE 4 – INVESTMENTS IN WATER AND WATER SYSTEMS

The Company’s investments in water and water systems consisted of the following amounts at November 30, 2005 and August 31, 2005:

	November 30, 2005		August 31, 2005
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Rangeview water supply	$13,890,816	$(3,098)	$13,885,213	$(2,913)
Paradise water supply	5,515,133	—	5,515,133	—
Construction in progress	437,064	—	222,500	—
Rangeview water system	167,720	(21,985)	167,720	(19,692)
Sky Ranch water supply	100,000	—	100,000	—
Water supply – other	3,360	—	3,360	—
Totals	$20,114,093	$(25,083)	$19,893,926	$(22,605)

Net Investments in water and water systems	$20,089,011		$19,871,321

Construction in Progress

On August 3, 2005, the Company entered into the County Agreement with the County to design and construct a water system for, and provide water services to, the Fairgrounds.  Pursuant to the County Agreement: (i) the County purchased water taps for 38.5 Single Family Equivalent units for $567,490, or $14,740 per tap; (ii) the Company agreed to design and construct the required “Special Facilities”, for which the County agreed to provide funding of $1,245,168; and (iii) the Company agreed to acquire rights to approximately 363 acre-feet of groundwater from the County valued at $293,013.  As of November 30, 2005, the deed for the groundwater rights (the “Water Rights Deed”) has not been received by the Company, and therefore, the cost of the acquired water has not been capitalized on the accompanying balance sheet.

Since the Company will utilize its Export Water (this is water located at the Lowry Range Property which the Company owns and is permitted to “Export” to developments outside of the Lowry Range Property) to provide water service to the Fairgrounds, the sale of the water taps generated a royalty payment to the State of Colorado Board of Land Commissioners (the “State Land Board”).  The agreement with the State Land Board requires royalty payments on Export Water sales based on net revenues.  Based on this, in September 2005, the Company made a royalty payment to the State Land Board of $34,522, which is 10% of the net revenues (net tap fees) received from the County.  The royalty payable was shown as a liability at August 31, 2005.

In addition, tap fees under service agreements in which Export Water will be utilized, are subject to the Comprehensive Amendment Agreement No. 1 (the “CAA”), which is described in more detail in Note 4 of the Annual Report on Form 10-KSB for the year ended August 31, 2005.  Net tap fees subject to the CAA totaling $532,968, which are the tap fees received from the County less the $34,522 State Land Board royalty, were distributed to the escrow agent in September 2005, as required by the CAA.  As a result of the 2004 CAA acquisitions the Company made, in September 2005, the Company received $373,078, or 70%, of the distribution and external parties received $159,890, or 30%.  The $159,890 paid to external parties in September 2005 was shown as restricted cash at August 31, 2005.

The tap fees retained by the Company will be used to fund construction of the “Wholesale Facilities” required to extend water service to the Fairgrounds.  In accordance with GAAP, as of November 30, 2005, $375,894 of tap fees received from the County is deferred and will be recognized as revenue when the Wholesale Facilities are placed into service.  The amount deferred at November 30, 2005 is comprised of the tap fees received by the Company of $567,490, decreased by (i) the tap fee credits for the purchase of 27 acre-feet of groundwater from the County valued at $52,938 (which will be recorded as additional deferred revenue upon satisfactory delivery of the Water Rights Deed); (ii) royalties to the State Land Board of $34,522; and (iii) 65% of the total payments made to external CAA holders or $104,136.  The 65% allocation is more fully explained in Note 4 to the Annual Report on Form 10-KSB for the year ended August 31, 2005.

Funding of $1,245,168 for the construction of the Special Facilities will come from the County and will be provided as follows:  (i) an initial payment of $397,235 (received in August 2005), (ii) credits for the County selling the Company 336 acre-feet of groundwater valued at $240,075 (the water asset will be recorded in the balance sheet upon satisfactory delivery of the Water Rights Deed), and (iii) $607,858 paid over ten years, which will include interest at 6%.  These funds will be used to construct the Special Facilities, which the Company will own and operate.  The Company estimates the construction costs for the Special Facilities will total approximately $1.2 million.  In accordance with GAAP, construction funding of $397,235 provided by the County has been deferred and will be recognized as revenue over the expected service period, which is also the estimated useful life of the Special Facilities being constructed with the funds.

In August 2005, the Company entered into a contract with a third party to construct a 500,000-gallon water tank for use at the Fairgrounds.  The water tank will cost approximately $900,000, which is payable based on contractual milestones.  As of November 30, 2005, the Company has paid approximately $401,000 pursuant to this contract.  In addition to this, the Company has capitalized costs related to the construction of the water tank totaling $36,000.  See Note 8 for information on additional contracts signed subsequent to November 30, 2005.

The Company is also building into this water system additional pipelines and increased storage and withdrawal capacities in order to enhance its existing system and provide additional infrastructure for further development in and around the Fairgrounds.  The Company estimates that the Wholesale and Special Facilities required to extend water service to the Fairgrounds, along with the expanded infrastructure, will cost a total of approximately $2.3 million (of which approximately $437,000 has been expended as of November 30, 2005) and be completed by April 2006.

NOTE 5 – SKY RANCH OPTION PAYMENTS

The Water Service Agreements with Sky Ranch, which are described in more detail in the Company’s Annual Report on Form
10-KSB for the year ended August 31, 2005, provide the developer of Sky Ranch the right to exercise options to use a combined 1,420 acre-feet of Export Water per year at Sky Ranch after a defined number of taps have been purchased for use at Sky Ranch.  The Sky Ranch Agreements call for two options (i) annual installments of $50,000 over five years (the “Sky Ranch Option”), and (ii) annual installments of $10,400 over five years (the “Hills Option”).  Option fees received before the options are exercised or allowed to expire will not be refunded and are deferred and recognized into income ratably until the next option payment is due.

In August 2005, the developer remitted the second $50,000 Sky Ranch Option payment (the first was received in fiscal 2004), which was distributed in order of priority to the CAA holders. Of this distribution, the Company received $35,000 in September 2005, and outside parties received $15,000.  The $15,000 paid to external parties in September 2005, was shown as restricted cash at August 31, 2005.  The Company received a distribution because it had repurchased certain CAA interests in fiscal 2004.  In February 2005, the developer remitted the first $10,400 Hills Option payment which was distributed in order of priority to the CAA holders.   The portion of the option payments retained by the Company, along with 35% of the portion paid to outside parties, is recorded as deferred revenue and recognized as income until the next option payment is due.  For the three months ended November 30, 2005, the Company recognized $12,150 of income related to the Sky Ranch Options.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the three months ended November 30, 2005, the Company issued 202,167 shares of common stock upon the exercise of stock options.  The options were exercised at a price of $1.80 per share.  The exercise price for 52,167 of the options exercised was paid for by the option holder utilizing 15,000 shares of Company common stock that was held by the option holder more than six months with a market value at the date of exercise totaling $93,900, which is shown as Treasury Stock on the accompanying balance sheet.

Loss per Common Share

Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period.  Common stock options and warrants aggregating 1,321,224 and 2,194,305 common share equivalents as of November 30, 2005 and 2004, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

Comprehensive Income

In addition to net loss, comprehensive income includes the unrecognized changes in the fair value of marketable securities that are classified as available-for-sale as noted in the following table:

	Three Months Ended November 30
	2005	2004
Net loss	$(205,112)	$(205,994)
Unrealized loss on marketable securities	(12,200)	(16,242)
Comprehensive loss	$(217,312)	$(222,236)

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company leases office space from the estate of its former CEO, which is also a greater than ten percent shareholder.  Effective September 1, 2004, the Company executed a lease agreement whereby the Company leases the office space on a month-to-month basis for $1,000 per month.

NOTE 8 – SUBSEQUENT EVENTS

On December 29, 2005, the Company retired accrued interest and two notes payable, which totaled $558,781, to the estate of its former CEO for a lump-sum payment of $195,573.  As a result, the Company will record a gain on the early extinguishment of debt totaling $363,208 in its second quarter of fiscal 2006.

Subsequent to November 30, 2005, the Company entered into two construction contracts with third party contractors to build the pipelines required to extend water service to the Fairgrounds and to the Company’s existing system as described in Note 4 above.  Contractual payments required under these contracts totals $686,000 which are due upon the completion of various milestones throughout construction.  Additionally, the Company entered into a professional services contract for the design and construction of the well with contractual payments totaling $32,000 due upon the completion of various milestones throughout construction.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the financial statements and the notes thereto contained in our 2005 Annual Report on Form 10-KSB.

Disclosure Regarding Forward-Looking Statements

Certain statements in this Quarterly Report, other than purely historical information, including estimates, projections, forecasts, and assumptions are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “would” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  We cannot assure you that any of our expectations will be realized.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation, the timing of development of the areas where we may sell our water, including uncertainties related to the development of projects the Company currently has under contract, the market price of water, changes in applicable statutory and regulatory requirements, uncertainties in the estimation of water available under decrees, costs of delivery of water and treatment of wastewater, uncertainties in the estimation of costs of construction projects, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, climatic and weather conditions, labor relations, availability and cost of material and equipment, delays in anticipated permit and construction dates, environmental risks, the results of financing efforts and the ability to meet capital requirements, and general economic conditions.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

General

Pure Cycle is an investor owned water and wastewater service provider engaged in the design, operation and maintenance of water and wastewater systems.  We primarily operate in the Denver metropolitan area, but also have assets available to serve areas in the southwestern United States.  We own approximately 1.2 million acre-feet of water (11,650 acre-feet annually) and have entered into two 85 year water and wastewater Service Agreements with the Rangeview Metropolitan District (the “District”) and the State of Colorado Board of Land Commissioners (the “State Land Board”) which enable us to provide water and wastewater services to the District’s service area and other customers located throughout the Denver area.  To ensure we have sufficient water to meet the needs of our customers and to promote an efficient and environmentally responsible water management program, we design and operate dual distribution water systems whereby domestic water demands and irrigation demands are provided through separate independent infrastructure.  Our dual distribution system design promotes efficient water resource management and reduces the amount of water that is “wasted” by traditional water systems, enabling us to maximize the use of our valuable water supplies.

We are aggressively pursuing the marketing and sale of our services to developers and homebuilders in the Denver metropolitan region to generate current and long term revenues.  As a result of the continuing growth of the Denver metropolitan region and the limited availability of new water supplies, many metropolitan planning agencies are requiring property developers to first demonstrate adequate water availability prior to any consideration for zoning requests on property development.  This has resulted in us marketing our water to area developers and homebuilders seeking to develop new projects as well as other municipal water providers in need of additional water supplies.

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

Results of Operations

Water and Wastewater Usage Revenues and Costs of Operations

During the three months ended November 30, 2005 and 2004, we delivered approximately 13.0 and 13.6 million gallons of water, respectively, which is a 4% decrease.  These water deliveries generated water usage revenues of $38,600 and $39,700, a 3% decrease, for the three months ended November 30, 2005 and 2004, respectively.  Our water service charges are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water.  Effective July 1, 2005, the average water usage charges increased approximately 2% based on increases at our rate-based districts.

Our wastewater customers continue to be charged a flat monthly fee of $34.80 per connection per month, which was increased approximately 3% effective July 1, 2005.  During the three months ended November 30, 2005 and 2004, respectively, our wastewater revenues totaled $14,800 and $14,300.

We incurred approximately $4,600 and $7,300 in operating costs related to the water system during the three months ended November 30, 2005 and 2004, respectively.  This 37% decrease in operating costs for the water system is due mainly to one time expenses incurred in 2004 that continue to improve the efficiency of the operation.

We incurred approximately $2,800 and $2,300 in operating costs related to the wastewater system during the three months ended November 30, 2005 and 2004, respectively.  This 22% increase is due to timing of required wastewater testing procedures in the current year versus the prior year.

General and Administrative and Other Expenses

General and administrative expenses for the three months ended November 30, 2005 and 2004 were $299,600 and $269,100, respectively.  The increase of $30,500 or 11%, was due mainly to the following factors:

•

Salaries and related expenses, including healthcare costs, increased by $32,000 to $164,000, due to the recording of $51,000 of stock compensation expense in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) Share Based Payment (“SFAS 123R”) as described in Note 1 to the accompanying financial statements, offset by the resignation of our former CEO in late November 2004.

•	Professional fees increased by $13,500 to $55,000, due to increased accounting fees related to the fiscal 2005 audit.

•

Public entity costs increased by $9,900 to $16,000, as a result of fees paid for our registration on the NASDAQ SmallCap market and higher franchise taxes due to more shares being outstanding in the public market.

•	The above increases are offset by $18,000 of non-recurring recruiting expenses incurred in September 2004 related to the recruiting process for our new controller, and

•	Funding requests by the District, which are expensed, decreased by $6,000 to $18,500 during the first quarter of fiscal 2006.

Interest income for the three months ended November 30, 2005 increased by $20,100 to $48,800, compared to the three months ended November 30, 2004.  This increase is due to higher interest earned on our temporary investments in marketable securities in fiscal 2006 versus 2005.

Interest expense on notes payable – related parties increased by $1,700 to $9,500 for the three months ended November 30, 2005 compared the three months ended November 30, 2004.  The increase was due to increases in interest rates over the past twelve months.

Our net loss for the three months ended November 30, 2005 decreased by $900 to $205,100, compared to the three months ended November 30, 2004, primarily related to the reasons noted above.

Stock-based Compensation Expense

Effective September 1, 2005, we adopted SFAS 123R which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.  Stock-based compensation expense recognized under SFAS 123R for the three months ended November 30, 2005 was $51,000.  There was no stock-based compensation expense related to employee stock options recognized during the three months ended November 30, 2004.

Under SFAS 123R, we must estimate the value of employee stock options on the date of grant. There were no grants awarded during the three months ended November 30, 2005.  Prior to the adoption of SFAS 123R, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of the pro forma financial information in accordance with SFAS 123.  The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, risk-free interest rate and dividend yield assumptions, and actual and projected employee stock option exercise behaviors.  Also, SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense recorded under SFAS 123R may differ significantly from what was recorded in the current period.

Income Taxes

There is no provision for income taxes because we continue to incur operating losses.  Deferred income taxes reflect the tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Due to the continued net losses we have recorded a valuation allowance equal to the excess of the deferred tax assets over the deferred tax liability as we are unable to reasonably determine if it is more likely than not that deferred tax assets will ultimately be realized.

Liquidity and Capital Resources

Our working capital, defined as current assets less current liabilities, at November 30, 2005 was approximately $4.9 million, and we had cash and cash equivalents and marketable securities on hand totaling $5.3 million at November 30, 2005. We believe that at November 30, 2005, we have sufficient working capital to fund our operations for the next year.  However, there can be no assurances that we will be successful in marketing the water from our primary water projects in the near term.  In the event increased revenues and cash flows from providing water services are not achieved, we may incur additional short or long-term debt or seek to sell additional equity securities to generate working capital to support our operations.

Development of any of the water that we have, or are seeking to acquire, will require substantial capital investments.  We anticipate that additional capital for the development of the water will be financed by the entity purchasing such water through the sale of water taps to developers and water delivery charges to users.  A water tap charge refers to a charge we impose to fund construction of “Wholesale Facilities” and permit access to a water delivery system (e.g., a single-family home’s tap into our water system), and a water service charge refers to a water customer’s monthly water bill, generally charged per 1,000 gallons of water delivered to the customer.  Annually, the developer must purchase not less than a minimum number of taps, the proceeds from which are used to expand the capacity of our Wholesale Facilities to deliver water to additional customers in the development.  We anticipate that the system tap fees will be sufficient to generate funds with which we can design and construct the necessary Wholesale Facilities.  However, once we receive tap fees from a developer, we are contractually obligated to construct the Wholesale Facilities for the taps paid for, even if our costs are not covered by the fees we receive.  We can not assure you that our sources of cash will be sufficient to cover our capital costs.

On August 3, 2005, we entered into an Agreement for Water Service (the “County Agreement”) with Arapahoe County (the “County”) to provide water service to the new Arapahoe County Fairgrounds (the “Fairgrounds”).

Pursuant to the County Agreement we will design and build the “Special Facilities” and the “Wholesale Facilities”, which we expect to complete in April 2006, for an anticipated Fairgrounds opening date in July 2006.

Funding of $1.25 million for the construction of the Special Facilities will come from the County and will be provided as follows:  (i) an initial payment of $397,000 (received in August 2005), (ii) credits for the County selling us 336 acre-feet of groundwater valued at $240,000 (the water asset will be recorded in our balance sheet upon satisfactory delivery of the Water Rights Deed), and (iii) $608,000 paid over ten years, which will include interest at 6%.  These funds will be used to construct the Special Facilities, which we will own and operate.  We estimate the construction costs for the Special Facilities will total approximately $1.2 million, of which approximately $437,000 has been expended as of November 30, 2005.

We will also design and build the Wholesale Facilities utilizing funds from the sale of water taps to the County.  The $321,000 of net funds we retained (which is the total tap fees of $568,000 net of water dedication credits of $52,000, royalty payments to the State Land Board of $35,000 and payments to external CAA holders of $160,000) will be used to construct facilities that will provide water service to the Fairgrounds.  The construction of the Wholesale Facilities is expected to begin in January 2006, and we estimate the Wholesale Facilities will cost approximately $83,000, for which we have not expended any funds as of November 30, 2005.  We will own and operate the Wholesale Facilities.

Additionally, we are building into this water system, additional pipelines and increased storage and water production capacity in order to enhance our existing system and provide additional infrastructure for further development in and around the Fairgrounds.  We estimate that the Wholesale and Special Facilities required to extend water service to the Fairgrounds along with this expanded infrastructure will cost a total of approximately $2.3 million and be completed by April 2006.

In September 2005, we began construction of a 500,000-gallon water tank for use at the Fairgrounds, which has required contractual payments totaling approximately $900,000.  As of November 30, 2005, we have made payments totaling $401,000 related to this contract.  The remaining contractual payments for the water tank are due upon the completion of various milestones throughout construction.  In addition to the amounts we paid the water tank contractor, we also capitalized $36,000 related to other third party costs directly associated with the construction of the water tank.

As of the date of this filing, we have signed two additional construction contracts with third party contractors to build the pipelines required to extend water service to the Fairgrounds and to our existing system as described above.  Contractual payments required under these contracts totals $686,000 which are due upon the completion of various milestones throughout construction.  Additionally, we have entered into a professional services contract for the design and construction of the well with contractual payments totaling $32,000 due upon the completion of various milestones throughout construction.

When the Fairgrounds begin operations, we will charge the County water usage fees consistent with the Rates and Charges included in the District’s Rules and Regulations, which are expected to cover the costs of providing the ongoing water service.

On October 31, 2003, and then on May 14, 2004, we entered into the Sky Ranch Agreements with the developer of Sky Ranch.  Pursuant to the Sky Ranch Agreements we will provide water for all homes and buildings to be constructed at Sky Ranch, which could include up to 4,850 SFE units, for which the developer must purchase at least 400 water taps before occupancy of the first home.  The Sky Ranch Agreements permit the developer to add additional taps annually, with at least 310 taps to be purchased each year.  This schedule is designed to provide us with adequate funds with which to construct the Wholesale Facilities needed to provide water service to the areas being developed.

To the extent that water service is provided using Export Water, we are required to pay a royalty to the State Land Board equal to 12% of the net revenue after deducting our costs.  If the developer exercises its option to purchase Export Water, we expect to dedicate approximately 1,200 acre-feet, or approximately 10%, of our Export Water supply (which is about 4.2% of our overall Rangeview Water Supply) for this project.  We estimate we will spend approximately $25.0 million for infrastructure costs related to the development and delivery of water to the Sky Ranch development, which will be funded with tap sales to the developer.

Marketable Securities

We invest excess cash primarily in money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations.  Our investments in marketable securities are described in more detail in Note 2 – Marketable Securities in the accompanying financial statements.

Contractual Obligations

Our contractual obligations with defined maturities consist entirely of our long-term debt with related parties, which mature as follows:

Year Ending August 31,	Principal	Interest	Total
2007	$424,500	$456,400	$880,900
2008	267,300	316,200	583,500
Total	$691,800	$772,600	$1,464,400

The holder of the notes due in August 2007, is a party to the CAA and has agreed that if the amount of principal and accrued interest on these notes is paid under the CAA prior to the maturity date of the notes, the notes will be cancelled.

The maturities above includes $772,600 of accrued interest.  The principal balances and accrued interest are as follows:

•	$189,100 bears simple interest at 9.01%,

•	$51,700 bears simple interest at 8.36%,

•	$424,500 bears simple interest at the Applicable Federal Rate for short-term obligations (4.04% at November 30, 2005), and

•	$26,500 bears no interest.

Interest is not payable on a current basis, but does accrue and is added to the principal monthly.

On December 29, 2005, we retired $318,000 of accrued interest along with the $189,100 and $51,700 notes payable to the estate of our former CEO (which totaled $558,800) for a lump-sum payment of $195,600.  As a result, in our second quarter of fiscal 2006, we will record a gain on the early extinguishment of debt totaling $363,200.  Following repayment of these notes our outstanding debt at December 31, 2005 totaled $909,000.

We are also contingently liable for payments to third parties totaling $23.4 million upon the sale of Export Water, which is more fully described in our Annual Report on Form 10-KSB for the year ended August 31, 2005.  The timing of these payments is determined based on sales of Export Water.  Therefore, it is unknown if and when these payments will ultimately be made.

Operating Activities

Operating activities include revenues we receive from the sale of water and wastewater services to our customers, costs incurred in the delivery of those services, general and administrative expenses, and depletion/depreciation expenses.

During the three months ended November 30, 2005, cash used in operating activities was approximately $173,100, which consisted mainly of $159,000 of cash payments made against trade payables and accruals, $51,000 of non-cash related stock compensation expense pursuant to SFAS 123R, and $9,500 of interest accrued on notes payable – related parties, which was offset by an increase in interest receivable totaling $23,000.  Additionally, the cash used by operating activities includes $174,900 of cash released from restriction which was paid to the CAA holders; this transaction is more fully described in Note 3 in the accompanying financial statements.

We will continue to provide domestic water and wastewater service to customers in our service area and we will continue to operate and maintain our water and wastewater systems with our own employees.

Investing Activities

We continue to invest in the acquisition, development and maintenance of both the Rangeview and Paradise water assets and intend to acquire the next 20% of the Sky Ranch groundwater under the Denver Groundwater Purchase Agreement for $50,000 in fiscal 2006.  These investments include legal and engineering fees associated with adjudicating additional water through the Water Court system, as well as right-of-way permit fees to the Department of Interior Bureau of Land Management for our Paradise Water Supply.  Additionally, with the anticipated start of construction at Sky Ranch, and the construction of the facilities required to provide water service to the Fairgrounds, we anticipate cash required by investing activities to increase in fiscal 2006.

Cash used by investing activities for the three months ended November 30, 2005 was approximately $1.1 million.  The majority of this related to the temporary investment of funds in marketable securities (net cash invested totaled $904,100) and $220,200 of cash expended for the construction of the water system required to provide water service to the Fairgrounds.  We expect to spend an additional $2.1 million to complete the construction of the water system required to provide water service to the Fairgrounds and additional facilities/capacity to increase our existing capacity as described above.

Financing Activities

Cash provided by financing during the three months ended November 30, 2005 was $270,000, which consists entirely of proceeds received from the exercise of stock options.

Off-Balance Sheet Arrangements

Other than the CAA, which is more fully described in our Annual Report on Form 10-KSB for the year ended August 31, 2005, we do not have any material off-balance sheet arrangements.

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

Revenue Recognition

Our revenues consist mainly of tap fees, construction fees and monthly service fees.  Emerging Issues Task Force Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), governs how to identify when goods or services, or both, that are separately delivered but included in a single sales arrangement should be accounted for individually.  Based on the criteria of EITF
00-21, we account for each of the items contained in our service agreements individually.  That is, we determine the proper revenue recognition for tap fees, construction fees and service fees independent of one another.

We recognize revenues relating to the sale of water and wastewater taps as income upon receipt of payment if the Wholesale Facilities required to provide the service are in place and operational.  If the Wholesale Facilities are not in place and operational, we defer recognition of the tap fee revenue until the required facilities are completed and placed in service.  We recognize construction reimbursement fees received to build assets that we will own as income over the estimated service life, which is also the estimated useful life of the assets.  Additionally, we capitalize construction costs and amortize those as costs of revenue over the assets estimated useful life.  We recognize water and wastewater service revenues in the month in which the services are performed.  Water service fees are based upon metered water deliveries to customers.  Wastewater customers are charged flat monthly fees.

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

Accounting for Contingent Obligation Payments

The balance sheet liability captioned “Participating Interests in Export Water Supply” (the “Participating Interests”) represents an obligation that arose under the Water Commercialization Agreement, as amended by the Comprehensive Amendment Agreement No. 1 (the “CAA”).

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

As of November 30, 2005, the remaining Participating Interests liability reflected on our balance sheet totaled $8.2 million, and the contingent liability not reflected on our balance sheet totaled $15.2 million.  For more information see our Annual Report on Form
10-KSB for the year ended August 31, 2005.

Royalty and other obligations

Revenues from the sale of Export Water are shown net of royalties payable to the State Land Board.  Revenues from the sale of water on the Lowry Range Property are shown net of the royalties to the State Land Board and the fees retained by the District.

Depletion and depreciation of water assets

Water supplies that are being utilized are depleted on the basis of units produced divided by the total volume of water adjudicated in the water decrees.  Water systems are depreciated on a straight-line basis over their estimated useful lives.

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

Item 3.                                                    Quantitative and Qualitative Disclosures About Market Risk

Our operations are exposed to market risks primarily as a result of changes in interest rates in our cash equivalents, investments in marketable securities, and certain notes payable to related parties.  Additionally, the rates we are allowed to charge our customers for tap fees and usage fees are limited to the average of three surrounding communities as defined in the Amended Lease Agreement with the State Land Board.  To manage these risks, we place cash equivalents and investments with a high credit-quality financial institution and we invest excess cash primarily in money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations.  To date, we have not experienced significant losses on any of these investments.  Notes payable to a related party with principal balances totaling $425,000 bear simple interest at the Applicable Federal Rate for short-term obligations, which was 4.04% at November 30, 2005.  Interest is not currently payable, however, it is accrued and added to the principal balance monthly.  For each percentage increase in the Applicable Federal Rate, we incur an additional $4,250 of interest annually.  Remaining notes payable to related parties were paid in full on December 29, 2005.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, to allow timely decisions regarding required disclosure. We necessarily apply judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives.  The President and CFO has reviewed the effectiveness of our disclosure controls and procedures as of November 30, 2005, and based on this evaluation has concluded that the disclosure controls and procedures were effective as of such date.

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

January 13, 2006