Form 10-Q
period 2006-02-28
PURE CYCLE CORP
filed 2006-04-12
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2006

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                    Accelerated filer ☐                              Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company filer (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 12, 2006:

Common stock, 1/3 of $.01 par value	14,863,766
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

PURE CYCLE CORPORATION
BALANCE SHEETS

	February 28, 2006	August 31, 2005
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$692,176	$1,973,882
Marketable securities	4,165,631	3,481,035
Trade accounts receivable	39,176	50,059
Interest receivable	44,515	21,788
Prepaid expenses	45,791	38,667
Export Water proceeds to be remitted to escrow agent	—	174,890
Total current assets	4,987,289	5,740,321

Investments in water and water systems, net	21,426,185	19,871,321

Property and equipment, net	5,694	4,088
Note receivable – Rangeview Metropolitan District, including accrued interest	440,766	430,722
Total assets	$26,859,934	$26,046,452

LIABILITIES:
Current liabilities:
Accounts payable	$764,317	$28,119
Accrued liabilities	47,844	31,519
Deferred revenues	396,009	420,309
Payable to contingent obligation holders	—	174,890
Royalties payable to State Land Board	—	34,522
Total current liabilities	1,208,170	689,359

Deferred construction funding	397,235	397,235
Long-term debt - related party, including accrued interest	—	551,661
Long-term debt, including accrued interest	912,083	903,260
Participating Interests in Export Water supply	8,152,202	8,152,202
Total liabilities	10,669,690	10,693,717

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock:
Par value $.001 per share, 25 million shares authorized: Series B - 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share: 40 million shares authorized; 14,971,420 and 14,329,981 shares issued; and 14,863,766 and 14,256,827 shares outstanding	49,910	47,770
Additional paid-in capital	41,667,855	40,050,159
Treasury stock, at cost, 107,654 and 73,154 shares of common stock	(809,529)	(554,939)
Accumulated comprehensive (loss) income	(12,404)	3,453
Accumulated deficit	(24,706,021)	(24,194,141)
Total stockholders’ equity	16,190,244	15,352,735
Total liabilities and stockholders’ equity	$26,859,934	$26,046,452

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended February 28,
	2006	2005

Revenues:
Metered water usage	$28,078	$23,178
Wastewater treatment fees	14,752	14,285
Sky Ranch options	12,150	—
Other	—	3,335
Total revenues	54,980	40,798

Expenses:
Water service operations	(2,690)	(1,920)
Wastewater service operations	(2,093)	(2,148)
Depletion	(166)	(94)
Other	—	(2,248)
Total cost of revenues	(4,949)	(6,410)
Gross margin	50,031	34,388

General and administrative expenses	(396,950)	(359,414)
Depreciation	(2,996)	(1,770)
Operating loss	(349,915)	(326,796)

Other income (expense):
Interest income	49,565	37,300
Interest expense – related party	(1,780)	(5,340)
Interest expense	(4,638)	(2,894)

Net loss	$(306,768)	$(297,730)

Net loss per common share
– basic and diluted	$(.02)	$(.02)

Weighted average common shares outstanding
– basic and diluted	14,638,499	13,525,496

See Accompanying Notes to Financial Statements

	Six Months Ended February 28,
	2006	2005

Revenues:
Metered water usage	$66,721	$62,872
Wastewater treatment fees	29,504	28,571
Sky Ranch options	24,300	—
Other	—	3,335
Total revenues	120,525	94,778

Expenses:
Water service operations	(7,319)	(9,219)
Wastewater service operations	(4,862)	(4,433)
Depletion	(351)	(295)
Other	—	(2,858)
Total cost of revenues	(12,532)	(16,805)
Gross margin	107,993	77,973

General and administrative expenses	(696,575)	(628,492)
Depreciation	(5,760)	(3,192)
Operating loss	(594,342)	(553,711)

Other income (expense):
Interest income	98,405	66,026
Interest expense – related party	(7,120)	(10,679)
Interest expense	(8,823)	(5,360)

Net loss	$(511,880)	$(503,724)

Net loss per common share
– basic and diluted	$(.04)	$(.04)

Weighted average common shares outstanding
– basic and diluted	14,504,143	13,427,420

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended February 28,
	2006	2005
Cash flows from operating activities:
Net loss	$(511,880)	$(503,724)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation expense	102,038	—
Interest accrued on long-term debt	8,823	5,360
Interest accrued on long-term debt - related party	7,120	10,679
Depreciation	5,760	3,192
Depletion	351	295
Interest added to note receivable - Rangeview Metropolitan District	(10,044)	(7,863)
Changes in operating assets and liabilities:
Export water proceeds to be remitted to escrow agent	174,890	—
Trade accounts receivable	10,883	16,543
Interest receivable and prepaid expenses	(29,851)	8,087
Accounts payable and accrued liabilities	(16,227)	(109,517)
Deferred revenues	(24,300)	8,368
Net cash used by operating activities	(282,437)	(568,580)

Cash flows from investing activities:
Investments in water and water systems	(825,572)	(63,464)
Purchase of marketable securities	(3,885,238)	(2,090,458)
Maturities of marketable securities	3,184,785	2,387,765
Purchase of property and equipment	(2,781)	(5,660)
Net cash (used) provided by investing activities	(1,528,806)	228,183

Cash flows from financing activities:
Proceeds from the sale of common stock	900,000	157,500
Payments made to contingent obligation holders	(174,890)	(1,088)
Payments on related party debt	(195,573)	—
Reimbursement to former CEO	—	(50,555)
Net cash provided by financing activities	529,537	105,857

Net change in cash and cash equivalents	(1,281,706)	(234,540)
Cash and cash equivalents – beginning of period	1,973,882	1,574,201
Cash and cash equivalents – end of period	$692,176	$1,339,661

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - ACCOUNTING PRINCIPLES

The balance sheet as of February 28, 2006, the statements of operations for the three and six months ended February 28, 2006 and 2005 and the statements of cash flows for the six months ended February 28, 2006 and 2005 have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at February 28, 2006 and for all periods presented have been appropriately made.

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

The August 31, 2005 balance sheet presented was derived from the Company’s audited financial statements.

Stock-based compensation

Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning on or after September 1, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of September 1, 2005, the first day of the Company’s fiscal 2006. The Company’s financial statements as of and for the three and six months ended February 28, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Stock-based compensation expense recognized under SFAS 123R for the three and six months ended February 28, 2006, was approximately $51,000 and $102,000, respectively. There was no stock-based compensation expense related to employee stock options recognized during the six months ended February 28, 2005.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s statement of operations. The pro forma stock compensation expense calculated under SFAS 123 for the three and six months ended February 28, 2005 was $35,159 and $70,318, respectively, and the pro forma net loss for the three and six months ended February 28, 2005 was $332,889 and $574,042, respectively.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s statements of operations for the three and six months ended February 28, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, September 1, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. No share-based payment awards have been granted subsequent to September 1, 2005; accordingly, there was no compensation expense based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SFAS 123R stock-based compensation expense recognized in the statements of operations for the three and six months ended February 28, 2006 is based on awards ultimately expected to vest. The Company does not expect any forfeitures of its prior option grants and therefore the compensation expense has not been reduced for estimated forfeitures. No options were forfeited by option holders during the three or six months ended February 28, 2006. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) for the pro forma information required under SFAS 123. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock options exercise behaviors.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123 (R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company is considering whether to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. Because the Company has a full valuation allowance on its deferred tax assets, the exercise of stock options during the three and six months ended February 28, 2006 had no impact on the income tax provision (see Note 6).

Business segments

The operating segments reported below are the segments of the Company for which separate discrete financial information is available and for which results are evaluated by the Company’s President in deciding how to allocate resources and in assessing performance. The Company evaluates the performance of its segments based on gross margins of the respective business units before corporate and unallocated shared expenses, if any. The accounting policies of the segments are the same as those of the Company as described in Note 2 to the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2005.

The Company principally has two lines of business: (i) the design and construction of water and wastewater systems, and (ii) the provision of water and wastewater services, which includes the operation and maintenance of water and wastewater systems, to customers within the Company’s service area.

Since development has not begun on either the Lowry Range Property or Sky Ranch, and none of the infrastructure required to provide water service to the Arapahoe County Fairgrounds (the “Fairgrounds”) has been completed or placed into service, the Company did not recognize any construction revenues or expenses during the three or six months ended February 28, 2006 or 2005. In August 2005, the Company began the construction on the facilities required to extend water service to the Fairgrounds. Construction of the “Special Facilities” is being funded by construction fees charged to Arapahoe County (the “County”) pursuant to the Agreement for Water Service (the “County Agreement”) with the County, and construction of the “Wholesale Facilities” is being funded partially by water tap fees paid to the Company by the County. Special and Wholesale Facilities are described in detail in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2005. As of February 28, 2006, with the exception of the $1,762,752 recorded as construction in progress, the results of operations and balance sheet information presented relate entirely to the water and wastewater service provider segment.

Reclassifications

Certain amounts included in the prior period financial statements have been reclassified to conform to the current period presentation.

NOTE 2 – MARKETABLE SECURITIES

Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and reevaluates such determinations each reporting period. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company had no investments classified as held-to-maturity at February 28, 2006.

Debt securities for which the Company does not have the positive intent or ability to hold to maturity are classified as available-for-sale, along with any investments in equity securities (the Company had no investments in equity securities at February 28, 2006). Securities classified as available-for-sale are marked-to-market at each reporting period. Changes in value on such securities are recorded as a component of Accumulated comprehensive (loss) income. The cost of securities sold is based on the specific identification method.

The following is a summary of such securities at February 28, 2006:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Commercial paper	$323,684	$—	$—	$323,684
U.S. government debt securities	2,484,560	6,144	(10,889)	2,479,815
U.S. corporate debt securities	1,693,475	1,417	(9,076)	1,685,816
Total investments	4,501,719	7,561	(19,965)	4,489,315
Less cash equivalents	323,684	—	—	323,684
Total marketable securities	$4,178,035	$7,561	$(19,965)	$4,165,631

There were no sales of marketable securities during the three or six months ended February 28, 2006. The aggregate fair value of investments with unrealized gains and unrealized losses as of February 28, 2006 was approximately $1.7 million and $2.8 million, respectively.

NOTE 3 – EXPORT WATER PROCEEDS TO BE REMITTED TO ESCROW AGENT

At August 31, 2005, the Company had cash which was to be remitted to an escrow agent and paid to external parties as required by the Comprehensive Amendment Agreement No. 1 (the “CAA”), which totaled $174,890. This consisted of (i) $159,890 of proceeds received by the Company from Arapahoe County for Export Water sales (see Note 4 below), and (ii) $15,000 of proceeds received by the Company from Sky Ranch (see Note 5 below). Both amounts were remitted to the escrow agent in September 2005 and paid to the CAA holders in accordance with the CAA.

NOTE 4 – INVESTMENTS IN WATER AND WATER SYSTEMS

The Company’s investments in water and water systems consisted of the following amounts at February 28, 2006 and August 31, 2005:

	February 28, 2006		August 31, 2005
	Costs	Accumulated Depletion and Depreciation	Costs	Accumulated Depletion and Depreciation
Rangeview water supply	$13,900,960	$(3,264)	$13,885,213	$(2,913)
Paradise water supply	5,518,934	—	5,515,133	—
Construction in progress	1,762,752	—	222,500	—
Rangeview water system	167,720	(24,277)	167,720	(19,692)
Sky Ranch water supply	100,000	—	100,000	—
Water supply – other	3,360	—	3,360	—
Totals	$21,453,726	$(27,541)	$19,893,926	$(22,605)
Net Investments in water and water systems	$21,426,185		$19,871,321

Construction in Progress

On August 3, 2005, the Company entered into the County Agreement with the County to design and construct a water system for, and provide water services to, the Fairgrounds. Pursuant to the County Agreement: (i) the County purchased water taps for 38.5 Single Family Equivalent units for $567,490, or $14,740 per tap; (ii) the Company agreed to design and construct the required “Special Facilities”, for which the County agreed to provide funding of $1,245,168; and (iii) the Company agreed to acquire rights to approximately 363 acre-feet of groundwater from the County valued at $293,013. As of February 28, 2006, the deed for the groundwater rights (the “Water Rights Deed”) has not been received by the Company, and therefore, the cost of the acquired water has not been capitalized on the accompanying balance sheet.

Since the Company will utilize its Export Water (this is water located at the Lowry Range Property which the Company owns and is permitted to “Export” to developments outside of the Lowry Range Property) to provide water service to the Fairgrounds, the sale of the water taps generated a royalty payment to the State of Colorado Board of Land Commissioners (the “State Land Board”). The agreement with the State Land Board requires royalty payments on Export Water sales based on net revenues. Net revenues are defined as proceeds from the sale of Export Water less direct and indirect costs, including reasonable overhead charges, associated with the withdrawal, treatment and delivery of Export Water. Based on this, in September 2005, the Company made a royalty payment to the State Land Board of $34,522, which is 10% of the net revenues received from the County. The royalty payable was shown as a liability at August 31, 2005.

In addition, tap fees under service agreements in which Export Water will be utilized are subject to the CAA, which is described in more detail in Note 4 of the Annual Report on Form 10-KSB for the year ended August 31, 2005. Net tap fees subject to the CAA totaling $532,968, which are the tap fees received from the County less the $34,522 State Land Board royalty, were distributed to the escrow agent in September 2005 pursuant to the CAA. As a result of the 2004 CAA acquisitions the Company made (which are described in the Company’s August 31, 2005 Annual Report), in September 2005 the Company received $373,078, or 70%, of the distribution and external parties received $159,890, or 30%. The $159,890 paid to external parties in September 2005 was included in the line Export Water proceeds to be remitted to escrow agent at August 31, 2005.

The tap fees retained by the Company will be used to fund construction of the Wholesale Facilities required to extend water service to the Fairgrounds. In accordance with GAAP, as of February 28, 2006, $375,894 of tap fees received from the County is deferred and will be recognized as revenue when the Wholesale Facilities are placed into service. The amount deferred at February 28, 2006 is comprised of the tap fees received by the Company of $567,490, decreased by (i) the tap fee credits for the purchase of 27 acre-feet of groundwater from the County valued at $52,938 (which will be recorded as additional deferred revenue upon satisfactory delivery of the Water Rights Deed); (ii) royalties to the State Land Board of $34,522; and (iii) 65% of the total payments made to external CAA holders or $104,136. The 65% allocation is more fully explained in Note 4 to the Annual Report on Form 10-KSB for the year ended August 31, 2005.

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

Due to the location of the Fairgrounds, the Company is building additional pipelines and increased storage and withdrawal capacities in order to enhance its existing system and provide additional infrastructure for further development in and around the Fairgrounds.

The Company estimates that the Wholesale and Special Facilities required to extend water service to the Fairgrounds, along with the expanded infrastructure, will cost a total of approximately $2.3 million, of which $1,762,752 has been capitalized as of February 28, 2006, (as described further below) and is expected to be completed by April 2006.

The Company has entered into five contracts with third parties related to this project, with contractual payments totaling approximately $2,273,000. These contracts consist of the following: (i) a $900,000 contract to construct a 500,000-gallon water tank, payable based on contractual milestones - as of February 28, 2006, the Company has paid approximately $765,000 pursuant to this contract; (ii) two pipeline contracts with contractual payments totaling approximately $706,000 due upon the completion of various milestones throughout construction - as of February 28, 2006, the Company has capitalized approximately $322,000 related to these contracts; and (iii) two contracts for the design and drilling of a deep water well with contractual payments totaling approximately $667,000 - as of February 28, 2006, the Company has capitalized $591,000 related to these contracts.

In addition to these contractual payments, the Company has capitalized other costs directly related to the construction of the facilities totaling $85,000.

NOTE 5 – SKY RANCH OPTION PAYMENTS

The Water Service Agreements with Sky Ranch, which are described in more detail in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2005, provide the developer of Sky Ranch the right to exercise options to use a combined 1,450 acre-feet of Export Water per year at Sky Ranch after a defined number of taps have been purchased for use at Sky Ranch. The Sky Ranch Agreements include two options: (i) payable in annual installments of $50,000 each over five years (the “Sky Ranch Option”), and (ii) payable in annual installments of $10,400 each over five years (the “Hills Option”). Option fees received before the options are exercised or allowed to expire will not be refunded and are deferred and recognized into income ratably until the next option payment is due.

In August 2005, the developer remitted the second $50,000 Sky Ranch Option payment (the first was received in fiscal 2004), which was distributed in order of priority to the CAA holders. Of this distribution, the Company received $35,000 in September 2005, and outside parties received $15,000. The $15,000 paid to external parties in September 2005, was shown as Export Water proceeds to be remitted to escrow agent at August 31, 2005. The Company received a distribution because it had reacquired certain CAA interests in fiscal 2004. In February 2005, the developer remitted the first $10,400 Hills Option payment which was distributed in order of priority to the CAA holders. The portion of the option payments retained by the Company, along with 35% of the portion paid to outside parties, is recorded as deferred revenue and recognized ratably as income until the next option payment is due. For the three and six months ended February 28, 2006, respectively, the Company recognized $12,150 and $24,300 of income related to these options.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the three and six months ended February 28, 2006, the Company issued 439,272 and 641,439 shares of common stock upon the exercise of stock options, respectively. The options were exercised at a price of $1.80 per share. The exercise price for 52,167 shares acquired pursuant to the options exercised was paid for by the option holder utilizing 15,000 shares of Company common stock that was held by the option holder more than six months with a market value at the date of exercise totaling $93,900, which is included on the line Treasury Stock on the accompanying balance sheet. The exercise price for 89,272 shares acquired pursuant to the options exercised was paid for by the option holder utilizing 19,500 shares of Company common stock that was held by the option holder more than six months with a market value at the date of exercise totaling $160,690, which is included on the line Treasury Stock on the accompanying balance sheet.

Loss per Common Share

Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 881,952 and 2,146,805 common share equivalents as of February 28, 2006 and 2005, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

Comprehensive Income

In addition to net loss, comprehensive income includes the unrecognized changes in the fair value of marketable securities that are classified as available-for-sale as noted in the following table:

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
Net loss	$(306,768)	$(297,730)	$(511,880)	$(503,724)
Unrealized loss on marketable securities	(3,657)	(12,050)	(15,857)	(28,292)
Comprehensive loss	$(310,425)	$(309,780)	$(527,737)	$(532,016)

NOTE 7 – RELATED PARTY TRANSACTIONS

On December 29, 2005, the Company and the estate of its former CEO agreed to terms whereby the Company paid the estate $195,573 in full consideration of notes payable and accrued interest totaling $558,781. Because the estate of our former CEO is deemed a related party, the Company recorded the $363,208 gain as a contribution of capital.

The Company leases office space from the son of its former CEO, who is also the sole manager of TPC Ventures, LLC which is a greater than 5% holder of the Company’s common stock. The Company leases the office space on a month-to-month basis for $1,000 per month.

NOTE 8 – SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

	Six Months Ended February 28,
	2006	2005
Investments in water and water systems included with accounts payable	$734,228	$—

Gain on extinguishment of related party debt accounted for as contributed capital	$363,208	$—

Treasury stock accepted upon exercise of stock options with mature shares used as consideration	$254,590	$—

Restricted common stock issued to former CEO in satisfaction of reimbursement obligation	$—	$2,415,000

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

Our Business

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

We continue to market our services to developers and homebuilders in the Denver metropolitan region to generate current and long term revenues. As a result of the continuing growth of the Denver metropolitan region and the limited availability of new water supplies, many metropolitan planning agencies are requiring property developers to first demonstrate adequate water availability prior to any consideration for zoning requests on property development. This has resulted in us marketing our water to area developers and homebuilders seeking to develop new projects, as well as other municipal water providers in need of additional water supplies.

We also market our 70,000 acre-feet of Paradise Water Supply to private and municipal users in Nevada, Arizona and California, although significant legal issues relating to interstate water transfers exist. We continue to identify, market and discuss our water supply arrangements with private companies and municipal water providers to whom we have made proposals. However, due to the strict regulatory requirements for constructing an on-channel reservoir at its current decreed location, which is required for us to utilize this asset, we cannot assure you that we will ever be able to make use of this asset or sell the water profitably. See discussion of impairment analysis in the Critical Accounting Policies section below.

Executive Level Summary

The results of our operations for the three and six months ended February 28, 2006 and 2005 were as follows:

	Three months ended February 28,		Six months ended February 28,
	2006	2005	2006	2005
Millions of gallons of water delivered	8.9	6.6	21.9	20.2
Water revenues	$28,100	$23,200	$66,700	$62,900
Water delivery operating costs	$2,700	$1,900	$7,300	$9,200

Wastewater treatment revenues	$14,800	$14,300	$29,600	$28,600
Wastewater treatment operating costs	$2,100	$2,100	$4,900	$4,400

General and administrative expenses	$397,000	$359,400	$696,600	$628,500

Results of Operations

Water

The increase in water usage revenues for the three and six months ended February 28, 2006 over the comparable periods in 2005, is mainly attributable to rate increases effective July 1, 2005 and increases in the amount of water that was delivered. Our water service charges are based on a tiered pricing structure that is sensitive to the date and volume of water use. Our tiered pricing structure is controlled through a market-driven pricing mechanism pursuant to which our rates and charges may not exceed similar rates and charges of three nearby communities (referred to as our “rate-based” districts).

In February 2006, the Company announced that due to increases at its rate-based districts, effective July 1, 2006 Pure Cycle’s water usage rates will increase an average of 3%.

The increase in the costs of delivering water for the three months ended February 28, 2006 over the comparable periods in 2005, is due mainly to timing of various water quality testing procedures and normal fluctuations in costs due to variations in the climate year over year. The decrease in the costs of delivering water for the six month period ended February 28, 2006 over the same period in 2005 is due to tank cleaning and inspection services performed in the prior period which did not recur and are not anticipated to recur for several more years.

Wastewater

Our wastewater customers are charged a flat monthly fee of $34.80 per connection per month, which was increased approximately 3% effective July 1, 2005. This will remain unchanged in 2006.

Wastewater treatment costs increased slightly during the six months ended February 28, 2006 over the comparable periods in 2005 which is due mainly to timing of various wastewater treatment testing procedures.

General and administrative expenses

Increases in general and administrative expenses for the three and six months ended February 28, 2006 over the comparable periods in 2005 are due mainly to the following factors:

•                  Salaries and related expenses, including healthcare costs, totaled $168,300 for the three month period, and  $331,400 for the six month period ended February 28, 2006, respectively. This is an increase of $28,000 and $59,900, over the comparable periods in 2005, respectively. The increase is due to the recording of $51,000 of stock compensation expense in each of the first two quarters of fiscal 2006 (total of $102,000 for the six month period) in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) Share Based Payment (“SFAS 123R”) as described in Note 1 to the accompanying financial statements. This increase was offset by reduced salary and healthcare expenses due to the passing away of our former CEO in June 2005.

•                  Professional fees totaled $55,800 for the three month period, and $110,900 for the six month period ended February 28, 2006, respectively. This is an increase of $12,800 and $26,200, over the comparable periods in 2005, respectively. This is a result of higher audit and audit related fees.

•     Fees paid to our directors totaled $69,600 for the three month period, and $85,800 for the six month period ended February 28, 2006, respectively. This is an increase of $46,800 and $49,400, for the comparable periods in 2005, respectively. The increase is mainly due to the timing of payment of director fees for attendance at the annual board and committee meetings. These fees are paid annually to the directors upon their election to the board at the annual stockholders meeting. In fiscal 2005 the annual stockholders meeting was held in April 2005, whereas in fiscal 2006 the annual stockholders meeting was held in January 2006.

•                  The above increases are offset by:

•                  A decrease in public entity costs. Public entity costs totaled $26,500 for the three month period and $42,500 for the six month period ended February 28, 2006, respectively. This is a decrease of $60,500 and $50,600, over the comparable periods in 2005, respectively. This decrease is due to a reduction in the franchise taxes paid to the State of Delaware due to a reduction of the number of authorized shares of the Company’s common stock in fiscal 2005.

•                  $18,000 of non-recurring recruiting expenses incurred in September 2004 related to the recruiting process for our new controller, and

•                  Decreases in funding requests by the District. The expensed portions of the funding requests decreased by $9,000 (to $14,200) and $15,700 (to $32,600), during the three and six months ended February 28, 2006, respectively.

Other income and expenses

Interest income totaled $49,600 for the three month period, and $98,400 for the six month period ended February 28, 2006, respectively. This is an increase of $12,300 and $32,400, over the comparable periods in 2005, respectively. This increase is due to higher interest earned on our temporary investments in marketable securities.

Interest expense on notes payable totaled $6,400 for the three month period and $15,900 for the six month period ended February 28, 2006, respectively. This is a decrease of $1,800 and $100, over the comparable periods in 2005, respectively. The decrease was due to the early extinguishment of approximately $240,800 of principal and $318,000 of accrued interest payable to the estate of our former CEO. This early extinguishment resulted in the recording of $362,200 of gain to contributed capital during the three months ended February 28, 2006.

Our net loss for the three and six months ended February 28, 2006, respectively was $306,800 and $511,900. Which is an increase of $9,100 and $8,300, over the comparable periods in 2005, respectively. The increased net loss for both periods is primarily related to the increase in general and administrative expenses as noted above.

Stock-based compensation expense

Effective September 1, 2005, we adopted SFAS 123R which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Additional information regarding the adoption of SFAS 123R and its impact on our financial statements is included in Note 1 to the accompanying financial statements.

Income Taxes

There is no provision for income taxes because we continue to incur operating losses. Deferred income taxes reflect the tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Due to the continued net losses, we have recorded a valuation allowance equal to the excess of the deferred tax assets over the deferred tax liability since we are unable to reasonably determine if it is more likely than not that deferred tax assets will ultimately be realized.

Liquidity and Capital Resources

Our working capital, defined as current assets less current liabilities, at February 28, 2006 was approximately $3.8 million, and we had cash and cash equivalents and marketable securities on hand totaling $4.9 million at February 28, 2006. We believe that at February 28, 2006, we have sufficient working capital to fund our operations for the next year. However, there can be no assurances that we will be successful in marketing the water from our primary water projects in the near term. In the event increased revenues and cash flows from providing water services are not achieved, we may incur additional short or long-term debt or seek to sell additional equity securities to generate working capital to support our operations.

Development of any of the water that we have, or are seeking to acquire, will require substantial capital investments. We anticipate that additional capital for the development of the water will be financed by the entity purchasing such water through the sale of water taps to developers and water delivery charges to users. A water tap charge refers to a charge we impose to fund construction of “Wholesale Facilities” and permit access to a water delivery system (e.g., a single-family home’s tap into our water system), and a water service charge refers to a water customer’s monthly water bill, generally charged per 1,000 gallons of water delivered to the customer. Annually, the developer must purchase not less than a minimum number of taps, the proceeds from which are used to expand the capacity of our Wholesale Facilities to deliver water to additional customers in the development. We anticipate that the system tap fees will be sufficient to generate funds with which we can design and construct the necessary Wholesale Facilities. However, once we receive tap fees from a developer, we are contractually obligated to construct the Wholesale Facilities for the taps paid for, even if our costs are not covered by the fees we receive. We can not make any assurance that our sources of cash will be sufficient to cover our capital costs.

On August 3, 2005, we entered into an Agreement for Water Service with Arapahoe County to provide water service to the new Arapahoe County Fairgrounds (the “Fairgrounds”). Pursuant to this agreement we have designed and are building certain facilities which are required to extend water service to the Fairgrounds. We expect to complete the required infrastructure in April 2006 for an anticipated Fairgrounds opening date in July 2006. Additional information on the construction contracts we have entered into related to this agreement can be found in Note 4 to the accompanying financial statements.

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

Contractual Obligations

Our contractual obligations with defined maturities consist entirely of our long-term debt, which mature as follows:

Year Ending August 31,	Total
2007	$885,541
2008	26,542
912,083
Less amounts representing accrued interest	(461,041)
Total principal	$451,042

Of the principal balance, $424,500 bears simple interest at the Applicable Federal Rate for short-term obligations (4.39% at February 28, 2006), and $26,542 bears no interest.

The holder of the notes due in August 2007, is a party to the CAA and has agreed that if its CAA interests are paid by the maturity date of the notes, the notes will be cancelled.

Interest is not payable on a current basis, but does accrue and is added to the principal monthly.

On December 29, 2005, we retired $318,000 of accrued interest along with $240,800 of principal payable to the estate of our former CEO (total debt retired was $558,800) for a lump-sum payment of $195,600. As a result we recorded a gain on the early extinguishment of debt totaling $363,200, which was recorded as contributed capital.

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

During the six months ended February 28, 2006, cash used by operating activities was approximately $282,000, which consisted mainly of $16,000 of cash payments made against trade payables and accruals, $102,000 of non-cash related stock compensation expense pursuant to SFAS 123R, and $15,900 of interest accrued on notes payable, which was offset by an increase in interest receivable and prepaid expenses totaling $29,900. Additionally, the cash used by operating activities includes $174,900 of cash paid to an escrow agent which was then remitted to the CAA holders; this transaction is more fully described in Note 3 in the accompanying financial statements.

We will continue to provide domestic water and wastewater service to customers in our service area, and we will continue to operate and maintain our water and wastewater systems with our own employees.

Investing Activities

We continue to invest in the acquisition, development and maintenance of both the Rangeview and Paradise water assets and intend to acquire the next 20% of the Sky Ranch groundwater under the Denver Groundwater Purchase Agreement for $50,000 in fiscal 2006. These investments include legal and engineering fees associated with adjudicating additional water through the Colorado Water Court system, as well as right-of-way permit fees to the Department of Interior Bureau of Land Management for our Paradise Water Supply. Additionally, with the anticipated completion of the construction of the facilities required to provide water service to the Fairgrounds, we anticipate cash required by investing activities to increase in fiscal 2006.

Cash used by investing activities for the six months ended February 28, 2006 was approximately $1.53 million. The majority of this related to the temporary investment of funds in marketable securities (net cash invested totaled $700,500) and $825,600 of cash expended for the construction of the water system required to provide water service to the Fairgrounds. We expect to spend an additional $1.5 million to complete the construction of the water system required to provide water service to the Fairgrounds and additional facilities/capacity to increase our existing capacity as described above.

Financing Activities

Cash provided by financing during the six months ended February 28, 2006 was $529,500, which consists mainly of proceeds received from the exercise of stock options offset by payments made to the CAA holders due to the proceeds received in the prior year pursuant to the County Agreement and the Sky Ranch Option, which is more fully described in Note 3 in the accompanying financial statements. Additionally, in December 2005, we extinguished debt and accrued interest payable to the estate of our former CEO for a lump sum payment totaling
$195,600.

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

We recognize revenues relating to the sale of water and wastewater taps as income upon receipt of payment if the Wholesale Facilities required to provide the service are in place and operational. If the Wholesale Facilities are not in place and operational, we defer recognition of the tap fee revenue until the required facilities are completed and placed in service. We recognize construction reimbursement fees received to build assets that we will own as income over the estimated service life, which is also the estimated useful life of the assets. Additionally, we capitalize construction costs and amortize those as costs of revenue over the assets’ estimated useful life. We recognize water and wastewater service revenues in the month in which the services are performed. Water service fees are based upon metered water deliveries to customers. Wastewater customers are charged flat monthly fees.

Impairment of Water Assets and Other Long-Lived Assets

We review our long-lived assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to the future undiscounted net cash flows we expect to be generated by the eventual use of the asset (the asset’s fair value). If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the net present value of the expected cash flows produced by the assets unless another more appropriate measure of fair value is determined. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

As disclosed in our Annual Report on Form 10-KSB for the year ended August 31, 2005, our Paradise Water Supply is subject to a Finding of Reasonable Diligence every six years. The latest review of our conditional Paradise Water rights began in fiscal 2005. Subsequent to the filing of our Quarterly Report on Form 10-Q for the three months ended November 30, 2005, we learned of two objectors to our Paradise Water rights. As of the date of this filing, we are unaware of the reasons for the objections or the impact this may have on the ultimate outcome of the review. In each of the past four reviews, our Paradise Water rights have had objectors, and each time the objectors have withdrawn their objections before the review was remitted to the Water Court. We intend to vigorously defend our Paradise Water Supply throughout this review process and believe that the fair value of the Paradise Water Supply is not impaired.

Accounting for Contingent Obligation Payments

The balance sheet liability captioned “Participating Interests in Export Water Supply” (the “Participating Interests”) represents an obligation that arose under the Water Commercialization Agreement, as amended by the CAA.

Upon entering the CAA, we recorded an initial liability of approximately $11.1 million, which represents the cash we received and used to purchase our Export Water Supply. In return we agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the Participating Interest holders. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability is not reflected on our balance sheet because the obligation to pay this is contingent on our ability to sell Export Water, for which the amounts and the timing are not reasonably determinable.

As of February 28, 2006, the remaining Participating Interests liability reflected on our balance sheet totaled $8.2 million, and the contingent liability not reflected on our balance sheet totaled $15.2 million. For more information see our Annual Report on Form 10-KSB for the year ended August 31, 2005.

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

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

Our operations are exposed to market risks primarily as a result of changes in interest rates in our cash equivalents, investments in marketable securities, and certain notes payable. Additionally, the rates we are allowed to charge our customers for tap fees and usage fees are limited to the average of three surrounding communities as defined in the Amended Lease Agreement with the State Land Board. All of the items exposed to market risk noted above have been entered into for purposes other than active trading purposes. To manage these risks, we place cash equivalents and investments with a high credit-quality financial institution and we invest excess cash primarily in money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations. To date, we have not experienced significant losses on any of these investments. Notes payable with principal balances totaling $425,000 bear simple interest at the Applicable Federal Rate for short-term obligations, which was 4.39% at February 28, 2006. Interest is not currently payable, however, it is accrued and added to the principal balance monthly. For each percentage increase in the Applicable Federal Rate, we incur an additional $4,250 of interest annually. Remaining notes payable to related parties were paid in full on December 29, 2005.

Item 4.                                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, to allow timely decisions regarding required disclosure. We necessarily apply judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives. The President and CFO has reviewed the effectiveness of our disclosure controls and procedures as of February 28, 2006, and based on this evaluation has concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

Part II

Item 4.                                   Submission of Matters to a Vote of Security Holders

We held our Annual Stockholders’ meeting on January 17, 2006, at which, the following matters were voted upon and adopted by stockholders:

	Voted
	For	Against	Abstain
1. Election of Directors
Mark W. Harding	12,396,243	54,591	—
Harrison H. Augur	12,395,763	55,071	—
Richard L. Guido	12,396,313	54,521	—
Peter C. Howell	12,394,933	55,901	—
George M. Middlemas	11,886,115	564,719	—

2. Ratification of the appointment of Anton Collins Mitchell LLP as independent auditors for the 2006 fiscal year.	12,385,960	1,290	63,584

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

April 12, 2006