Form 10-Q
period 2006-05-31
PURE CYCLE CORP
filed 2006-07-18
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                      Accelerated filer ☐                                                Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company filer (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 14, 2006:

Common stock, 1/3 of $.01 par value	14,863,766
(Class)	(Number of Shares)

PURE CYCLE CORPORATION
INDEX TO MAY 31, 2006 FORM 10-Q

PURE CYCLE CORPORATION
BALANCE SHEETS

ASSETS:	May 31, 2006	August 31, 2005
Current assets:	(unaudited)
Cash and cash equivalents	$367,580	$1,973,882
Marketable securities	3,020,572	3,481,035
Trade accounts receivable	68,450	50,059
Interest receivable	34,899	21,788
Prepaid expenses	27,550	38,667
Export Water proceeds to be remitted to escrow agent	—	174,890
Total current assets	3,519,051	5,740,321

Investments in water and water systems, net	22,042,640	19,871,321

Deferred acquisition costs	111,413	—
Property and equipment, net	4,990	4,088
Note receivable — Rangeview Metropolitan District, including accrued interest	446,353	430,722
Total assets	$26,124,447	$26,046,452

LIABILITIES:
Current liabilities:
Accounts payable	$185,583	$28,119
Accrued liabilities	53,361	31,519
Deferred revenues	385,951	420,309
Payable to contingent obligation holders	—	174,890
Royalties payable to State Land Board	—	34,522
Total current liabilities	624,895	689,359

Deferred construction funding	397,235	397,235
Long-term debt — related party, including accrued interest	—	551,661
Long-term debt, including accrued interest	917,106	903,260
Participating Interests in Export Water supply	8,152,202	8,152,202
Total liabilities	10,091,438	10,693,717

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock: Par value $.001 per share, 25 million shares authorized: Series B — 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock: Par value 1/3 of $.01 per share: 40 million shares authorized; 14,971,420 and 14,329,981 shares issued; and 14,863,766 and 14,256,827 shares outstanding	49,910	47,770
Additional paid-in capital	41,721,088	40,050,159
Treasury stock, at cost, 107,654 and 73,154 shares of common stock	(809,529)	(554,939)
Accumulated comprehensive (loss) income	(21,022)	3,453
Accumulated deficit	(24,907,871)	(24,194,141)
Total stockholders’ equity	16,033,009	15,352,735
Total liabilities and stockholders’ equity	$26,124,447	$26,046,452

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended May 31,
	2006	2005

Revenues:
Metered water usage	$42,846	$34,611
Wastewater treatment fees	14,752	14,285
Sky Ranch options	10,058	19,527
Total revenues	67,656	68,423

Expenses:
Water service operations	(4,983)	(4,579)
Wastewater service operations	(2,249)	(2,216)
Depletion	(232)	(175)
Total cost of revenues	(7,464)	(6,970)
Gross margin	60,192	61,453

General and administrative expenses	(304,942)	(314,162)
Depreciation	(3,097)	(1,770)
Operating loss	(247,847)	(254,479)

Other income (expense):
Interest income	51,020	47,045
Interest expense — related party	—	(5,340)
Interest expense	(5,023)	(3,527)

Net loss	$(201,850)	$(216,301)

Net loss per common share — basic and diluted	$(.01)	$(.02)

Weighted average common shares outstanding — basic and diluted	14,863,766	13,798,430

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended May 31,
	2006	2005

Revenues:
Metered water usage	$109,567	$97,483
Wastewater treatment fees	44,256	42,856
Sky Ranch options	34,358	19,527
Other	—	3,335
Total revenues	188,181	163,201

Expenses:
Water service operations	(12,302)	(13,798)
Wastewater service operations	(7,111)	(6,649)
Depletion	(583)	(470)
Other	—	(2,858)
Total cost of revenues	(19,996)	(23,775)
Gross margin	168,185	139,426

General and administrative expenses	(1,001,517)	(942,654)
Depreciation	(8,857)	(4,962)
Operating loss	(842,189)	(808,190)

Other income (expense):
Interest income	149,425	113,071
Interest expense — related party	(7,120)	(16,019)
Interest expense	(13,846)	(8,887)

Net loss	$(713,730)	$(720,025)

Net loss per common share — basic and diluted	$(.05)	$(.05)

Weighted average common shares outstanding — basic and diluted	14,625,298	13,552,449

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended May 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(713,730)	$(720,025)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation expense included with general and administrative expenses	155,271	—
Interest accrued on long-term debt	13,846	8,887
Interest accrued on long-term debt — related party	7,120	16,019
Depreciation	8,857	4,962
Depletion	583	470
Interest added to note receivable — Rangeview Metropolitan District	(15,631)	(12,293)
Changes in operating assets and liabilities:
Export water proceeds to be remitted to escrow agent	174,890	—
Trade accounts receivable	(18,391)	4,183
Interest receivable and prepaid expenses	(1,994)	5,992
Accounts payable and accrued liabilities	(23,315)	(120,426)
Deferred revenues	(34,358)	(11,159)
Net cash used by operating activities	(446,852)	(823,390)

Cash flows from investing activities:
Investments in water and water systems	(2,101,505)	(147,205)
Purchase of marketable securities	(3,885,238)	(3,946,462)
Maturities of marketable securities	4,321,226	3,596,350
Deferred acquisition costs	(20,689)	—
Purchase of property and equipment	(2,781)	(5,660)
Net cash used by investing activities	(1,688,987)	(502,977

Cash flows from financing activities:
Proceeds from the sale of common stock	900,000	310,500
Payments made to contingent obligation holders	(174,890)	(1,088)
Payments on related party debt	(195,573)	—
Reimbursement to former CEO	—	(50,555)
Net cash provided by financing activities	529,537	258,857

Net change in cash and cash equivalents	(1,606,302)	(1,067,510)
Cash and cash equivalents — beginning of period	1,973,882	1,574,201
Cash and cash equivalents — end of period	$367,580	$506,691

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - ACCOUNTING PRINCIPLES

The balance sheet as of May 31, 2006, the statements of operations for the three and nine months ended May 31, 2006 and 2005 and the statements of cash flows for the nine months ended May 31, 2006 and 2005 have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at May 31, 2006 and for all periods presented have been appropriately made.

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

Stock-based compensation

Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning on or after September 1, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of September 1, 2005, the first day of the Company’s fiscal 2006. The Company’s financial statements as of and for the three and nine months ended May 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended May 31, 2006, was $53,233 and $155,271, respectively. There was no stock-based compensation expense related to employee stock options recognized during the three and nine months ended May 31, 2005.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s statements of operations for the three and nine months ended May 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, September 1, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and compensation expense for the share-based payment awards granted subsequent to September 1, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with SFAS 123(R) stock-based compensation expense recognized in the statements of operations for the three and nine months ended May 31, 2006 is based on awards ultimately expected to vest. The Company does not expect any forfeitures of its prior option grants and therefore the compensation expense has not been reduced for estimated forfeitures. No options were forfeited by option holders during the three or nine months ended May 31, 2006. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006 presented below, the Company accounted for forfeitures as they occurred. The

Company attributes the value of stock-based compensation to expense using the straight-line single option method for options granted prior and subsequent to September 1, 2005.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s statements of operations. If the Company had recognized stock-based compensation expense pursuant to SFAS 123 in its statements of operations, the results would have been as follows:

	Three months ended May 31, 2005	Nine months ended May 31, 2005
Net loss as reported	$(216,301)	$(720,025)
Employee and director stock-based compensation expense determined under fair value based method	(38,993)	(109,311)
Pro-forma net loss	$(255,294)	$(829,336)
Weighted average common shares outstanding — basic and diluted	13,798,430	13,552,449
Pro-forma basic and diluted earnings per share	$(.02)	$(.06)

The Company uses the Black-Scholes-Merton option-pricing model (“Black-Scholes model”) for the pro forma information required under SFAS 123 as well as the compensation expense recorded pursuant to SFAS 123(R). The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the expected life of the awards, and actual and projected employee stock option exercise behaviors. In April 2006 the Company granted its directors options to purchase 10,000 shares of the Company’s common stock pursuant to the 2004 Incentive Plan. The options vest one year from the date of grant and expire ten years from the date of grant. The Company calculated the fair value of these options pursuant to SFAS 123(R) at approximately $116,000 using the Black-Scholes model with the following variables: weighted average exercise price of $13.25; estimated option life of eight years; estimated dividend rate of 0%; weighted average risk-free interest rate of 4.93%; and an estimated forfeiture rate of 0%. The $116,000 of stock-based compensation expense calculated pursuant to SFAS 123(R) will be expensed monthly over the vesting period.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company is considering whether to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). Because the Company has a full valuation allowance on its deferred tax assets, the exercise of stock options during the nine months ended May 31, 2006 had no impact on the income tax provision.

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

The Company principally has two core business segments (i) the design and construction of water and wastewater systems, and (ii) the provision of water and wastewater services, which includes the operation and maintenance of water and wastewater systems, to customers within the Company’s service area.  The Company evaluates the performance of its construction segment based on gross construction margins before corporate and unallocated shared expenses, if any, and evaluates its service provider segment based on gross margins before corporate and unallocated shared expenses, if any.

In August 2005, the Company began construction on the facilities required to extend water service to the new Arapahoe County Fairgrounds (the “Fairgrounds”). Construction of the “Special Facilities” for the Fairgrounds is being funded by construction fees charged to Arapahoe County pursuant to the Agreement for Water Service (the “County Agreement”) with Arapahoe County, and construction of the “Wholesale Facilities” is being funded partially by water tap fees paid to the Company by Arapahoe County. Special and Wholesale Facilities are described in detail in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2005. As of May 31, 2006, with the exception of the $2,372,488 recorded as construction in progress, the results of operations and balance sheet information presented relate entirely to the water and wastewater service provider segment.

Reclassifications

Certain amounts included in the prior period financial statements have been reclassified to conform to the current period presentation.

NOTE 2 — MARKETABLE SECURITIES

Management determines the appropriate classification of investments in debt and equity securities at the time of purchase and reevaluates such determinations each reporting period. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company had no investments classified as held-to-maturity at May 31, 2006.

Debt securities for which the Company does not have the positive intent or ability to hold to maturity are classified as available-for-sale, along with any investments in equity securities (the Company had no investments in equity securities at May 31, 2006). Securities classified as available-for-sale are marked-to-market at each reporting period. Changes in value on such securities are recorded as a component of Accumulated comprehensive (loss) income. The cost of securities sold is based on the specific identification method.

The following is a summary of such securities at May 31, 2006:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$323,654	$—	$—	$323,654
U.S. government debt securities	1,594,195	—	(11,966)	1,582,229
U.S. corporate debt securities	1,447,399	134	(9,190)	1,438,343
Total investments	3,365,248	134	(21,156)	3,344,226
Less cash equivalents	323,654	—	—	323,654
Total marketable securities	$3,041,594	$134	$—	$3,020,572

The aggregate fair value of investments with unrealized gains and unrealized losses as of May 31, 2006 was approximately $100,000 and $2.9 million, respectively.

NOTE 3 — EXPORT WATER PROCEEDS TO BE REMITTED TO ESCROW AGENT

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

NOTE 4 — INVESTMENTS IN WATER AND WATER SYSTEMS

The Company’s investments in water and water systems consisted of the following amounts at May 31, 2006 and August 31, 2005:

	May 31, 2006		August 31, 2005
	Costs	Accumulated Depletion and Depreciation	Costs	Accumulated Depletion and Depreciation
Rangeview water supply	$13,910,137	$(3,496)	$13,885,213	$(2,913)
Paradise water supply	5,519,439	—	5,515,133	—
Construction in progress	2,372,488	—	222,500	—
Rangeview water system	167,720	(26,569)	167,720	(19,692)
Sky Ranch water supply	100,000	—	100,000	—
Water supply — other	3,022	(101)	3,360	—
Totals	$22,072,806	$(30,166)	$19,893,926	$(22,605)
Net Investments in water and water systems	$22,042,640		$19,871,321

Construction in Progress

On August 3, 2005, the Company entered into the County Agreement with Arapahoe County to design and construct a water system for, and provide water services to, the Fairgrounds. Pursuant to the County Agreement: (i) Arapahoe County purchased water taps for 38.5 Single Family Equivalent units for $567,490, or $14,740 per tap; (ii) the Company agreed to design and construct the required “Special Facilities”, for which Arapahoe County agreed to provide funding of $1,245,168; and (iii) upon adjudication of the water rights by Arapahoe County the Company agreed to acquire rights to approximately 363 acre-feet of groundwater from Arapahoe County valued at $293,013. As of May 31, 2006, Arapahoe County was continuing the adjudication of the water rights and thus the deed for the groundwater rights (the “Water Rights Deed”) has not been received by the Company, and therefore, the cost of the acquired water has not been capitalized on the accompanying balance sheet.

Since the Company will utilize its Export Water (this is water located at the Lowry Range Property which the Company owns and is permitted to “Export” to developments outside of the Lowry Range Property) to provide water service to the Fairgrounds, the sale of the water taps generated a royalty payment to the State of Colorado Board of Land Commissioners (the “State Land Board”). The agreement with the State Land Board requires royalty payments on Export Water sales based on net revenues. Net revenues are defined as proceeds from the sale of Export Water less direct and indirect costs, including reasonable overhead charges, associated with the withdrawal, treatment and delivery of Export Water. Based on this, in September 2005, the Company made a royalty payment to the State Land Board of $34,522, which is 10% of the net revenues received from Arapahoe County. The royalty payable was shown as a liability at August 31, 2005.

In addition, tap fees under service agreements in which Export Water will be utilized, are subject to the CAA, which is described in more detail in Note 4 of the Annual Report on Form 10-KSB for the year ended August 31, 2005. Net tap fees subject to the CAA totaling $532,968, which are the tap fees received from Arapahoe County less the $34,522 State Land Board royalty, were distributed to the escrow agent in September 2005 pursuant to the CAA. As a result of the 2004 CAA acquisitions the Company made (which are described in the Company’s August 31, 2005 Annual Report), in September 2005 the Company received $373,078, or 70%, of the distribution and external parties received $159,890, or 30%. The $159,890 paid to the escrow agent and subsequently paid to external parties in September 2005 was included in the line Export Water proceeds to be remitted to escrow agent and payable to contingent obligation holders at August 31, 2005.

The tap fees retained by the Company will be used to fund construction of the Wholesale Facilities required to extend water service to the Fairgrounds. In accordance with GAAP, as of May 31, 2006, $375,894 of tap fees received from Arapahoe County is deferred and will be recognized as revenue when the Wholesale Facilities are placed into service (expected to occur during the fourth quarter of the Company’s fiscal 2006). The amount deferred at May 31, 2006 is comprised of the tap fees received by the Company of $567,490, decreased by (i) the tap fee credits for the purchase of 27 acre-feet of groundwater from Arapahoe County valued at $52,938 (which will be recorded as additional deferred revenue or revenue upon satisfactory delivery of the Water Rights Deed); (ii) royalties to the State Land Board of $34,522; and (iii) 65% of the total payments made to external CAA holders or $104,136. The 65% allocation is consistent with the initial accounting for the CAA and is more fully explained in Note 4 to the Annual Report on Form 10-KSB for the year ended August 31, 2005.

Funding of $1,245,168 for the construction of the Special Facilities will come from Arapahoe County and will be provided as follows:  (i) an initial payment of $397,235 (received in August 2005), (ii) credits for Arapahoe County selling the Company 336 acre-feet of groundwater valued at $240,075 (the water asset will be recorded in the balance sheet upon satisfactory delivery of the Water Rights Deed), and (iii) $607,858 paid over ten years, which will include interest at 6%. These funds will be used to construct the Special Facilities, which the Company will own and operate. In accordance with GAAP, construction funding of $397,235 provided by Arapahoe County has been deferred and will be recognized as revenue over the expected service period, which is also the estimated useful life of the Special Facilities being constructed with the funds.

Due to the location of the Fairgrounds, the Company is building additional pipelines and increased storage and withdrawal capacities in order to enhance its existing system and provide additional infrastructure for further development in and around the Fairgrounds.

The Company estimates that the Wholesale and Special Facilities required to extend water service to the Fairgrounds, along with the expanded infrastructure, will cost a total of approximately $2.3 million. As of May 31, 2006, the Company has completed the construction of the water tank and pipelines and is in the final stages of completing the deep water well. The majority of the infrastructure required for the Fairgrounds are complete and awaiting final testing and inspection procedures. Upon completion of the final inspections the Company expects to provide water services to the Fairgrounds for its anticipated opening date on July 21, 2006.

The Company entered into five contracts with third parties related to this project, with contractual payments totaling approximately $2,273,000. These contracts consist of the following: (i) a $900,000 contract to construct a 500,000-gallon water tank, payable based on contractual milestones - as of May 31, 2006, the Company has paid approximately $899,000 pursuant to this contract;  (ii) two pipeline contracts with contractual payments totaling approximately $706,000 due upon the completion of various milestones throughout construction - as of May 31, 2006, the Company has capitalized approximately $600,000 related to these contracts; and (iii) two contracts for the design and drilling of a deep water well with contractual payments totaling approximately $667,000 - as of May 31, 2006, the Company has paid approximately $647,000 related to these contracts.

In addition to these contractual payments, the Company has capitalized other costs directly related to the construction of the facilities totaling $226,500.

NOTE 5 — SKY RANCH OPTION PAYMENTS

The Water Service Agreements with Sky Ranch, which are described in more detail in the Company’s Annual Report on Form 10-KSB for the year ended August 31, 2005, provide the developer of Sky Ranch the right to use a combined 1,450 acre-feet of Export Water per year at Sky Ranch after a defined number of taps have been purchased for use at Sky Ranch. The developer can utilize the Company’s Export Water as long as the developer exercises the Export Water options available to it pursuant to the Sky Ranch Water Service Agreements. The Sky Ranch Water Service Agreements include two options, both of which are payable in equal annual installments over five years: (i) the “Sky Ranch Option,” which is annual installments of $50,000 each year, and (ii) the “Hills Option,” which is annual installments of $10,400 each year. Option fees received before the options are exercised or allowed to expire will not be refunded.

The Sky Ranch and Hills Option payments are subject to the CAA. The portion of the option payments retained by the Company, along with 35% of the portion paid to outside parties, is recorded as deferred revenue and recognized ratably into income until the next option payment is due. The 35% allocation is more fully described in Note 4 to the Company’s Form 10-KSB for the year ended August 31, 2005.

In August 2005, the developer remitted the second $50,000 Sky Ranch Option payment (the first was received in fiscal 2004), which was distributed in order of priority to the CAA holders. Of this distribution, the Company received $35,000 in September 2005, and outside parties received $15,000. The Company received a distribution because it had reacquired certain CAA interests in fiscal 2004. The $15,000 paid to external parties in September 2005, was included in the Export Water proceeds to be remitted to escrow agent and Payable to contingent obligation holder accounts at August 31, 2005.

In February 2005, the developer remitted the first $10,400 Hills Option payment which was distributed in order of priority to the CAA holders. The second $10,400 Hills Option was due and payable in February 2006 but has not yet been received. The Company expects to receive this option payment before its fiscal year ended August 31, 2006.

For the three and nine months ended May 31, 2006, respectively, the Company recognized $10,058 and $34,358 of income related to these options. As of May 31, 2006, $10,058 of the second Sky Ranch Option payment is deferred and will be recognized into income in the fourth quarter of the Company’s fiscal 2006.

NOTE 6 — STOCKHOLDERS’ EQUITY

Stock Options

There were no options exercised during the three months ended May 31, 2006. During the nine months ended May 31, 2006, the Company issued 641,439 shares of common stock upon the exercise of stock options. The options were exercised at a price of $1.80 per share. The exercise price for 52,167 shares acquired pursuant to the options exercised was paid for by the option holder utilizing 15,000 shares of Company common stock that was held by the option holder more than six months with a market value at the date of exercise totaling $93,900, which is included on the line Treasury Stock on the accompanying balance sheet. The exercise price for 89,272 shares acquired pursuant to the options exercised was paid for by the option holder utilizing 19,500 shares of Company common stock that was held by the option holder more than six months with a market value at the date of exercise totaling $160,690, which is included on the line Treasury Stock on the accompanying balance sheet.

Loss per Common Share

Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 891,952 and 1,908,690 common share equivalents as of May 31, 2006 and 2005, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

Comprehensive Loss

In addition to net loss, comprehensive loss includes the unrecognized changes in the fair value of marketable securities that are classified as available-for-sale as noted in the following table:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
Net loss	$(201,850)	$(216,301)	$(713,730)	$(720,025)
Unrealized loss on marketable securities	(8,618)	281	(24,475)	(28,011)
Comprehensive loss	$(210,468)	$(216,020)	$(738,205)	$(748,036)

NOTE 7 — RELATED PARTY TRANSACTIONS

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

NOTE 8 — ARKANSAS RIVER WATER ACQUISITION

Effective May 10, 2006, the Company entered into an Asset Purchase Agreement (the “Agreement”) with High Plains A&M, LLC (the “Seller”) to acquire from the Seller (i) certain water interests in the Arkansas River and its tributaries represented by real property interests and shares of stock in the Fort Lyon Canal Company (“FLCC”) (collectively these are referred to as the “Water Rights”), (ii) certain real property located in Bent, Otero and Prowers counties, Colorado (the “Properties”), and (iii) certain contract rights, tangible personal property, mineral rights, and other water interests related to the Water Rights and Properties (collectively the Water Rights, Properties, and related assets are referred to as the “Acquired Assets”).

After the due diligence period specified in the Agreement, as consideration for the Acquired Assets, the Company will:

•                  Issue the Seller a defined number of shares (in any event no more than 3.0 million) of Pure Cycle Common Stock, and

•                  Provide the Seller the right to receive ten percent (10%) of the Company’s gross proceeds, or the equivalent thereof, from the future sale of 40,000 water taps (the “Tap Participation Fee”). The Tap Participation Fee will be due and payable once the Company has sold a water tap subject to the Agreement and received the consideration due for such water tap. After five years, under circumstances defined in the Agreement, the Tap Participation Fee can increase to 20% and the number of water taps subject to the fee would be correspondingly reduced. The entire Tap Participation Fee is subject to acceleration in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.

The Agreement is subject to a 90 day due diligence period, during which, the Company and/or Seller may terminate the Agreement for reasons specified in the Agreement. The closing, should one occur is anticipated to be August 31, 2006.

The Properties are each subject to lease agreements which permit the lessees to farm the Properties and to use the Water Rights for irrigation purposes. Upon closing the Company will assume these leases and enter into a management agreement with the Seller as described below. Certain of the Properties are subject to outstanding promissory notes which are secured by deeds of trust on the Properties. The Company will not assume any of the promissory notes or be responsible for any of the required payments.

The Agreement permits the Seller to maintain a designated director on the Company’s board of directors following the closing. Such director must be qualified pursuant to the Company’s Nominating and Corporate Governance Charter and the requirements of NASDAQ.

Upon the closing, the Company and the Seller will enter into the following agreements, forms of which are included as Exhibits to the Agreement (the Agreement and related Exhibits were filed as an attachment to a Form 8-K filed with the Securities and Exchange Commission on May 16, 2006):

•                  A pledge agreement, whereby the Seller pledges, transfers, assigns and grants to the Company a security interest in and to (a) 1,475,000 shares of Pure Cycle Common Stock (subject to adjustment), (b) all shares of Pure Cycle Common Stock hereafter issued to Seller by means of any dividend or distribution in respect of the shares pledged hereunder (together with the shares identified in subsection (a), the “Pledged Shares”), (c) the certificates representing the Pledged Shares, and (d) all rights to money or property which Seller now has or hereafter acquires in respect of the Pledged Shares;

•                  A pledge agreement, whereby the Company pledges to Seller: (i) one-half of the shares of FLCC being purchased by the Company, (ii) all shares of FLCC hereafter issued to Company by means of any dividend or distribution in respect of the shares pledged hereunder (together with the shares identified in subparagraph (1), the “Company’s Pledged Shares”), (iii) the certificates representing the Company’s Pledged Shares, (iv) the Properties associated with the water represented by the Company’s Pledged Shares, and (v) all rights to money or property which the Company now has or hereafter acquires in respect of the Company’s Pledged Shares;

•                  A property management agreement with Seller, pursuant to which the Seller will manage the Properties and take care of all of the Company’s obligations under the assumed leases, including property taxes, in exchange for the rental income from the assumed leases;

•                  A nonsolicitation agreement with each of the owners of the Seller, pursuant to which each of the named parties agrees (i) not to solicit the Company’s customers or potential customers to provide water in the Company’s service areas or potential service areas, (ii) not to solicit employees of Company, (iii) not to engage in certain activities competitive with the Company and (iv) not to engage in purchase of water or water rights without first offering such water or water rights to the Company;

•                  A registration rights agreement, pursuant to which the Company will grant the Seller one demand right to register 750,000 Acquisition Shares and piggyback rights to register an additional 750,000 Acquisition Shares; and

•                  A voting agreement, pursuant to which Mr. Mark Harding, the Company’s President, agrees to vote shares of Pure Cycle Common Stock owned by him for the Seller’s designated board member.

The Company will not recognize any Acquired Assets or liabilities related to the Agreement until the closing date, anticipated to be August 31, 2006. The Company has incurred $111,413 of legal fees (as of May 31, 2006, $90,724 of these fees were accrued in accounts payable on the accompanying balance sheet and were paid subsequent to May 31, 2006) in connection with the signing of the Agreement which have been recorded as Deferred acquisition costs in the accompanying balance sheet. These fees will be included as a component of the cost of the Acquired Assets pursuant to Statement of Financial Accounting Standards No. 141 Business Combinations or expensed if the Agreement is not consummated.

NOTE 9 — SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

	Nine Months Ended May 31,
	2006	2005
Gain on extinguishment of related party debt accounted for as contributed capital	$363,208	$—
Treasury stock accepted upon exercise of stock options with mature shares used as consideration	$254,590	$227,400
Capitalizable legal fees incurred in connection with pending Arkansas River water acquisition included with accounts payable	$90,724	$—
Investments in water and water systems included with accounts payable	$77,375	$—
Restricted common stock issued to former CEO in satisfaction of reimbursement obligation	$—	$2,415,000

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

Our Business

Pure Cycle is an investor owned water and wastewater service provider engaged in the design, operation and maintenance of water and wastewater systems. We primarily operate in the Denver metropolitan area, but also have assets available to serve areas in the southwestern United States. Our business practices are centered on efficient and environmentally responsible water management programs to ensure we have sufficient water to meet the long-term needs of our customers. One example of our commitment to responsible water management is our requirement that our water systems be designed and operated as dual distribution water systems. A dual distribution water system is one in which domestic water demands and irrigation demands are provided through separate independent infrastructure. Our dual distribution system promotes efficient water resource management and reduces the amount of water that is “wasted” by traditional water systems, enabling us to maximize the use of our valuable water supplies and allowing us the ability to provide long-term water solutions.

We currently own approximately 1.2 million acre-feet of water (11,650 acre-feet annually) located in the Denver metropolitan area and 70,000 acre-feet of water on the western slope of Colorado. We also have the exclusive rights to use 17,620 acre-feet of water on the Lowry Range Property through the year 2081.

Our assets, located in the Denver area, were acquired in 1996 when we entered into two 85 year water and wastewater Service Agreements with the Rangeview Metropolitan District (the “District”) and the State of Colorado Board of Land Commissioners (the “State Land Board”) which enable us to provide water and wastewater services to the District’s service area and other customers located throughout the Denver area.

Effective May 10, 2006, we entered into an Asset Purchase Agreement (the “Agreement”) to acquire (i) approximately 60,000 acre-feet of senior 1883 water rights in the Arkansas River and its tributaries represented by  over 21,700 shares of the Fort Lyon Canal Company; (ii) approximately 17,500 acres of real property located in Bent, Otero and Prowers counties, Colorado; and (iii) certain contract rights, tangible personal property, mineral rights, and other water interests associated with the real property. The Agreement is subject to a 90 day due diligence period. Upon the satisfactory completion of the due diligence period, we will own all the assets listed in the Agreement. Currently we anticipate the closing date to be August 31, 2006.

Effective with the closing, as consideration for the assets we will acquire, we will issue the seller a defined number of shares of unregistered Pure Cycle common stock and grant the seller a “Tap Participation Fee.”  The number of shares to be issued is dependant on various factors including the market price of our common stock and the number of shares outstanding at closing, but in any case will be no more then 3.0 million shares. The Tap Participation Fee grants the seller the right to receive ten percent (10%) of the gross proceeds from the future sale of 40,000 water taps, which will be due and payable once we sell water taps subject to the Agreement and receive consideration for said tap sales. The number of shares to be issued and the Tap Participation Fee are more fully described in Note 8 to the accompanying financial statements.

The real property is comprised of approximately 80 farms, which are subject to operating lease agreements permitting the lessees to farm the land and use the water rights for irrigation purposes. Certain of the properties are subject to outstanding promissory notes which are secured by deeds of trust on the properties. We will not assume these promissory notes and will not be responsible for making the required minimum payments.

Also upon closing, Pure Cycle and the seller will enter into other related agreements which are described in more detail in Note 8 to the accompanying financial statements.

The acquisition of this large portfolio of senior water rights gives us a substantial amount of renewable surface water which will compliment our existing portfolio of Denver based surface and groundwater assets and enhance our ability to supply long-term regional water services. This acquisition will allow us to more effectively market our water and wastewater services to customers in the Denver metropolitan market as well as other markets such as Colorado Springs. By utilizing tap fees generated by our existing water assets in the Denver market, we have the ability to fund the required development costs of converting the Arkansas River water from agricultural use to municipal use and transporting it to the Colorado Springs and Denver markets. We can also potentially use this water to consolidate other groundwater based water service providers, increasing our target service areas beyond the Denver metropolitan area.

We continue to market our services to developers and homebuilders in the Denver metropolitan region to generate current and long term revenues. As a result of the continuing growth of the Denver metropolitan region and the limited availability of new water supplies, many metropolitan planning agencies are requiring property developers to first demonstrate adequate water availability prior to any consideration for zoning requests on property development. This has resulted in us marketing our water to area developers and homebuilders seeking to develop new projects, as well as other municipal water providers in need of additional water supplies. With the addition of the Arkansas River water, we will be able to more effectively market our balanced portfolio to the developers as they continue to demand more surface water in our long-term water supply solutions.

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

Executive Level Summary

The results of our operations for the three and nine months ended May 31, 2006 and 2005 were as follows:

	Three months ended May 31,		Nine months ended May 31,
	2006	2005	2006	2005
Millions of gallons of water delivered	16.0	12.3	37.9	32.5
Water revenues	$42,800	$34,600	$109,600	$97,500
Water delivery operating costs	$5,000	$4,600	$12,300	$13,800

Wastewater treatment revenues	$14,800	$14,300	$44,300	$42,900
Wastewater treatment operating costs	$2,200	$2,200	$7,100	$6,600

General and administrative expenses	$304,900	$314,200	$1,001,500	$942,700

Our water revenues are subject to seasonal changes and the precipitation received in our service area. Through May 31, 2006 the Denver area has experienced below average precipitation and above average temperatures, which results in additional water used for irrigation purposes and therefore increased water usage revenues.

Results of Operations

Water

The increase in water usage revenues for the three and nine months ended May 31, 2006 over the comparable periods in 2005 is mainly attributable to rate increases effective July 1, 2005 and increases in the amount of water that was delivered during peak usage times due to the below average precipitation in our service area. Our water service charges are based on a tiered pricing structure that is sensitive to the date and volume of water use. Our tiered pricing structure is controlled through a market-driven pricing mechanism pursuant to which our rates and charges may not exceed similar rates and charges of three nearby communities (referred to as our “rate-based” districts).

In February 2006, the Company announced that due to increases at its rate-based districts, effective July 1, 2006 Pure Cycle’s water usage rates will increase an average of 3%.

The increase in the costs of delivering water for the three months ended May 31, 2006 over the comparable period in 2005 is due mainly to timing of various water quality testing procedures and normal fluctuations in costs due to variations in the climate year over year. The decrease in the costs of delivering water for the nine month period ended May 31, 2006 over the same period in 2005 is due to tank cleaning and inspection services performed in the prior period which did not recur in the current period and are not anticipated to recur for several more years.

Wastewater

Our wastewater customers are charged a flat monthly fee of $34.80 per connection per month, which was increased approximately 3% effective July 1, 2005. This will remain unchanged in 2006/2007.

Wastewater treatment costs increased slightly during the nine months ended May 31, 2006 over the comparable period in 2005 due mainly to timing of various wastewater treatment testing procedures.

General and administrative expenses

General and administrative expenses for the three and nine months ended May 31, 2006 were impacted by the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) Share Based Payment (“SFAS 123(R)”). For the three and nine months ended May 31, 2006, we recorded stock-based compensation expense of $53,200 and $155,300, respectively. Without stock-based compensation expenses general and administrative expenses are $251,700 and $846,200, respectively. This is a decrease in general and administrative expenses of

$62,500 and $96,500 over the three and nine months ended May 31, 2005, respectively, prior to the addition of the stock-based compensation expenses.

Other increases in general and administrative expenses for the three and nine months ended May 31, 2006 over the comparable periods in 2005 are due mainly to the following factors:

•                  Salaries and related expenses (including SFAS 123(R) expenses and healthcare costs) totaled $173,400 for the three month period, and $505,800 for the nine month period ended May 31, 2006, respectively. This represents an increase of $26,600 and $86,700, over the comparable periods in 2005, respectively. Without the effects of SFAS 123(R), salary and related expenses decreased $26,600 and $68,600 for the three and nine month periods ended May 31, 2006 versus 2005, respectively. This decrease is mainly attributable to reduced salary and healthcare expenses due to the passing away of our former CEO in June 2005.

•                  Professional fees totaled $41,300 for the three month period, and $152,200 for the nine month period ended May 31, 2006, respectively. This is an increase of $4,400 and $30,700, over the comparable periods in 2005, respectively. This is a result of higher audit and audit related fees.

•                  Fees paid to our directors totaled $16,000 for the three month period, and $101,800 for the nine month period ended May 31, 2006, respectively. This is a decrease of $33,900 for the three months ended May 31, 2006 compared to 2005 and an increase of $15,500, for the comparable nine month period in 2005. The nine months ended May 31, 2006 over 2005 increase is mainly due to the addition of new board committees which require annual retainers be paid to the directors and payment of director fees for attendance at the annual board and committee meetings. The decrease in the expenses for the three months ended May 31, 2006 compared to 2005 is due mainly to timing of payments of the annual retainers due to the Company moving the date of the annual stockholders’ meeting.

•                  The above increases are offset by:

o                 A decrease in public entity costs. Public entity costs totaled $23,600 for the three month period and $66,200 for the nine month period ended May 31, 2006, respectively. This is a decrease of $5,000 and $55,600, over the comparable periods in 2005, respectively. This decrease is due to a reduction in the franchise taxes paid to the State of Delaware due to a reduction of the number of authorized shares of the Company’s common stock in fiscal 2005.

o                 $18,000 of non-recurring recruiting expenses incurred in September 2004 related to the recruiting process for our controller, and

o                 Decreases in funding requests by the District. The expensed portions of the funding requests decreased by $6,800 (to $9,900) and $22,500 (to $42,500), during the three and nine months ended May 31, 2006, respectively.

Other income and expenses

Interest income totaled $51,000 for the three month period and $149,400 for the nine month period ended May 31, 2006, respectively. This is an increase of $3,900 and $36,300, over the comparable periods in 2005, respectively. This increase is due to higher interest earned on our temporary investments in marketable securities.

Interest expense on notes payable totaled $5,000 for the three month period and $13,900 for the nine month period ended May 31, 2006, respectively. This is an increase of $1,500 and $5,000, over the comparable periods in 2005, respectively. The interest rate on these notes is based on the Applicable Federal Rate for short term loans which has been increasing throughout 2006.

Interest expense on related party notes payable totaled $0 for the three month period and $7,100 for the nine month period ended May 31, 2006, respectively. This is a decrease of $5,300 and $8,900, over the comparable periods in 2005, respectively. The decrease is due to the early extinguishment of approximately $240,800 of principal and $318,000 of accrued interest payable to the estate of our former CEO. This early extinguishment resulted in the recording of $362,200 of gain to contributed capital during the three months ended February 28, 2006.

Our net loss for the three and nine months ended May 28, 2006, respectively was $201,800 and $713,700. Which is a decrease of $14,500 and $6,300, over the comparable periods in 2005, respectively. The decreased net loss for both periods is primarily related to the increase in water usage revenues, the decrease in interest expense due to the extinguishment of the related party notes, offset by the general and administrative expenses noted above.

Stock-based compensation expense

Effective September 1, 2005, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. Additional information regarding the adoption of SFAS 123(R) and its impact on our financial statements is included in Note 1 to the accompanying financial statements.

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

Liquidity and Capital Resources

Our working capital, defined as current assets less current liabilities, at May 31, 2006 was approximately $2.9 million, and we had cash and cash equivalents and marketable securities on hand totaling $3.4 million at May 31, 2006. We believe that at May 31, 2006, we have sufficient working capital to fund our operations for the next year. However, there can be no assurances that we will be successful in marketing the water from our primary water projects in the near term. In the event increased revenues and cash flows from providing water services are not achieved, we may incur additional short or long-term debt or seek to sell additional equity securities to generate working capital to support our operations.

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

On May 10, 2006, we entered into an Asset Purchase Agreement with High Plains A&M, LLC to acquire their water rights, farm land and shares in the Fort Lyon Canal Company. Pursuant to this agreement, we are required to issue the Seller up to   3,000,000 million shares of our common stock and pay the Seller ten percent (10%) of the gross proceeds from the future sale of 40,000 water taps once we receive tap fees from developers. Additionally, there are numerous approvals required prior to us using the to be acquired water in our metropolitan Denver service area, including obtaining a change of use approval from the Colorado Water Courts and constructing a 150 mile pipeline to deliver the water to the Denver market. We anticipate using a portion of the tap fees charged to developers to fund the construction of the pipeline but can make no assurances that those funds will be sufficient to cover our capital costs.

On August 3, 2005, we entered into an Agreement for Water Service with Arapahoe County to provide water service to the new Arapahoe County Fairgrounds (the “Fairgrounds”). Pursuant to this agreement we have designed and are building certain facilities which are required to extend water service to the Fairgrounds. The majority of the infrastructure required for the Fairgrounds are complete and awaiting final testing and inspection procedures. Upon completion, we expect the system to provide full water service to the Fairgrounds for its anticipated opening date in

July 2006. Additional information on the construction contracts we have entered into related to this agreement can be found in Note 4 to the accompanying financial statements.

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

Marketable Securities

We invest excess cash primarily in money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations. Our investments in marketable securities are described in more detail in Note 2 — Marketable Securities in the accompanying financial statements.

Contractual Obligations

Our contractual obligations with defined maturities consist entirely of our long-term debt, which mature as follows:

Year Ending August 31,	Total
2007	$890,564
2008	26,542
917,106
Less amounts representing accrued interest	466,064
Total principal	$451,042

Of the principal balance, $424,500 bears simple interest at the Applicable Federal Rate for short-term obligations (4.85% at May 31, 2006), and $26,542 bears no interest.

The holder of the notes due in August 2007 is a party to the CAA and has agreed that if its CAA interests are paid by the maturity date of the notes, the notes will be cancelled.

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

We have approximately $127,000 payable to five contractors upon the satisfactory completion of various construction milestones related to the construction of the facilities required to extend water service to the Fairgrounds. We anticipate paying the $127,000 in July and August of 2006.

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

During the nine months ended May 31, 2006, cash used by operating activities was approximately $448,900, which consisted mainly of $155,300 of non-cash related stock compensation expense pursuant to SFAS 123(R), $25,400 of cash payments made against trade payables and accruals, and $21,000 of interest accrued on notes payable, which was offset by an increase in receivables totaling $18,400. Additionally, the cash used by operating activities includes $174,900 of cash paid to an escrow agent which was then remitted to the CAA holders; this transaction is more fully described in Note 3 in the accompanying financial statements.

We will continue to provide domestic water and wastewater service to customers in our service area, and we will continue to operate and maintain our water and wastewater systems with our own employees.

Investing Activities

We continue to invest in the acquisition, development and maintenance of both the Rangeview and Paradise water assets and intend to acquire the next 20% of the Sky Ranch groundwater under the Denver Groundwater Purchase Agreement for $50,000 in fiscal 2006. These investments include legal and engineering fees associated with adjudicating additional water through the Colorado Water Court system, as well as right-of-way permit fees to the Department of Interior Bureau of Land Management for our Paradise Water Supply. With the anticipated completion of the construction of the facilities required to provide water service to the Fairgrounds, we anticipate cash required by investing activities to decrease in the fourth quarter of fiscal 2006. However, we anticipate additional acquisition costs to be incurred during the fourth quarter of our fiscal 2006 related to the Arkansas River water acquisition.

Cash used by investing activities for the nine months ended May 31, 2006 was approximately $1.69 million. During the nine months ended May 31, 2006, we expended $2.1 million of cash for the construction of the water system required to provide water service to the Fairgrounds. We expect to spend an additional $100,000 to complete the construction of the water system required to provide water service to the Fairgrounds and additional facilities/capacity to increase our existing capacity as described above. This was offset by the release of approximately $436,000 of funds from our investment account to fund the construction activity.

Financing Activities

Cash provided by financing during the nine months ended May 31, 2006 was $529,500, which consists mainly of proceeds received from the exercise of stock options offset by payments made to the CAA holders due to the proceeds received in the prior year pursuant to the County Agreement and the Sky Ranch Option, which is more fully described in Note 3 in the accompanying financial statements. Additionally, in December 2005, we extinguished debt and accrued interest payable to the estate of our former CEO for a lump sum payment totaling $195,600.

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

As disclosed in our Annual Report on Form 10-KSB for the year ended August 31, 2005, our Paradise Water Supply is subject to a Finding of Reasonable Diligence every six years. The latest review of our conditional Paradise Water rights began in fiscal 2005. Subsequent to the filing of our Quarterly Report on Form 10-Q for the three months ended November 30, 2005, we learned of two objectors to our Paradise Water rights. In May 2006, we had a status conference with the objectors and provided the objectors additional information regarding the development efforts we have taken over the past six years regarding the proposed use of our Paradise Water Supply. Even with this status conference, as of the date of this filing, we are unaware of the reasons for the objections or the impact this may have on the ultimate outcome of the review. In each of the past four reviews, our Paradise Water rights have had objectors, and each time the objectors have withdrawn their objections before the review was remitted to the Water Court. We intend to vigorously defend our Paradise Water Supply throughout this review process and believe that the fair value of the Paradise Water Supply is not impaired.

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

As of May 31, 2006, the remaining Participating Interests liability reflected on our balance sheet totaled $8.2 million, and the contingent liability not reflected on our balance sheet totaled $15.2 million. For more information see our Annual Report on Form 10-KSB for the year ended August 31, 2005.

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

Our operations are exposed to market risks primarily as a result of changes in interest rates in our cash equivalents, investments in marketable securities, and certain notes payable. Additionally, the rates we are allowed to charge our customers for tap fees and usage fees are limited to the average of three surrounding communities as defined in the Amended Lease Agreement with the State Land Board. All of the items exposed to market risk noted above have been entered into for purposes other than active trading purposes. To manage these risks, we place cash equivalents and investments with a high credit-quality financial institution and we invest excess cash primarily in money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations. To date, we have not experienced significant losses on any of these investments. Notes payable with principal balances totaling $425,000 bear simple interest at the Applicable Federal Rate for short-term obligations, which was 4.85% at May 31, 2006. For each percentage increase in the Applicable Federal Rate, we incur an additional $4,250 of interest annually. Remaining notes payable to related parties were paid in full on December 29, 2005.

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, to allow timely decisions regarding required disclosure. We necessarily apply judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives. The President and CFO has reviewed the effectiveness of our disclosure controls and procedures as of May 31, 2006, and based on this evaluation has concluded that the disclosure controls and procedures were effective as of such date.

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

July 17, 2006