Form 10-K
period 2006-08-31
PURE CYCLE CORP
filed 2006-11-21
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number  0-8814

PURE CYCLE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	84-0705083
(State of incorporation)	(I.R.S. Employer Identification No.)

8451 Delaware Street, Thornton, CO	80260
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (303) 292-3456

Securities registered pursuant to Section 12(b) of the Act:

Common Stock 1/3 of $.01 par value	The NASDAQ Stock Market, LLC
Title of Class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerate filer ☐

Indicate by check mark whether the registrant is a shell company (as defied in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates on February 28, 2006, the last business day of the registrants most recently completed second fiscal quarter was:     $98,254,000

Number of shares of Common Stock outstanding, as of October 31, 2006:                                         18,348,834

Documents incorporated by reference:  Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference under Part III of this annual report on form 10K.

Table of Contents

Item	Part I
1.	Business
1A.	Risk Factors
1B.	Unresolved Staff Comments
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders
Part II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures
9B.	Other Information
Part III
10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accounting Fees and Services
Part IV
15.	Exhibits, Financial Statement Schedules
Signatures

“SAFE HARBOR” STATEMENT UNDER THE UNITED STATES PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts contained in this Annual Report on Form 10-K are forward looking statements that involve risk and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation, the timing of development of the areas where we may sell our water, including uncertainties related to the development of projects the Company currently has under contract, the market price of water, changes in applicable statutory and regulatory requirements, uncertainties in the estimation of water available under decrees, costs of delivery of water and treatment of wastewater, uncertainties in the estimation of costs of construction projects, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, climatic and weather conditions, labor relations, availability and cost of material and equipment, delays in anticipated permit and construction dates, environmental risks, the results of financing efforts and the ability to meet capital requirements, and general economic conditions.

PART I

Item 1.                    Business

Summary of our business

Pure Cycle Corporation is an investor owned water and wastewater service provider engaged in the design, construction, operation and maintenance of water and wastewater systems. We incorporated in 1976 in the State of Delaware. Our theory is that water is a precious commodity that is often undervalued and therefore used inefficiently. We primarily operate in the Denver, Colorado metropolitan area and have assets located in the Denver area, in Southeastern Colorado in the Arkansas River, and on the western slope of Colorado. Our business practices are centered on efficient and environmentally responsible water management programs to ensure we have water to meet the long-term needs of our customers. Utilizing our water assets, we withdraw, treat, store and deliver water to our customers. We then collect wastewater from our customers which is treated and reused through dual distribution systems. A dual distribution system is one in which domestic water demands and irrigation water demands are provided through separate independent infrastructure. Our dual distribution systems promote efficient water resource management and reduce the amount of water that is “wasted” by traditional water systems which enable us to maximize the use of our valuable water supplies and allow us the ability to provide long-term water solutions on a regional basis.

The Denver metropolitan region continues to experience tremendous growth, but has a limited availability of new water supplies to sustain that growth. Colorado municipalities have strong incentives to attract commercial development to their areas because a large portion of their revenues are derived through sales tax receipts. Cities and municipalities historically have used water availability as a means to attract development. As water has become scarce, cities and municipalities have begun requiring property developers to demonstrate that they have sufficient water supplies for their proposed projects before the cities and municipalities will consider rezoning or annexation applications. With our water assets located in the Denver area and with the addition of our recently acquired Arkansas River water (described below), we believe we are well positioned to market and sell our water and wastewater services to municipalities, developers and homebuilders seeking to develop new communities both within the Lowry Range Property (which is described below) as well as in other areas in and around the growing Denver and Colorado Springs metropolitan regions. The addition of the Arkansas River water greatly enhances our ability to provide a more efficient and balanced water portfolio to developers and our customers as they continue to demand more surface water to meet growing water supply demands.

Our water marketing activities target our water and wastewater services to developers and homebuilders developing new areas along the Front Range, which includes the greater Denver and Colorado Springs metropolitan areas. Our groundwater supplies are largely undeveloped and are located in the southeast portion of the greater Denver area in Arapahoe County, one of the fastest growing regions of the Denver metropolitan area. The majority of our surface water is located in the Arkansas River Valley, and we are proposing to use it in our target service market and throughout the Front Range of Colorado. We work with area developers to investigate water supply constraints, water and wastewater utility issues, market demand, transportation concerns, employment centers and other issues in order to identify suitable areas for development. Construction of water and wastewater systems and the providing of water and wastewater services are subject to individual water and wastewater service agreements. We negotiate individual agreements with developers and/or homebuilders to provide the design, construction and operation of water and wastewater systems and services. Our service contracts outline our obligations to design, construct and operate certain facilities necessary to develop and treat water and treat and reuse wastewater. These service agreements include the timing of installation of the facilities, required capacities of the systems, and locations for the services to be provided. Service agreements address all aspects of the development of the water and wastewater systems, which are more specifically discussed below but include: (i) the purchase of water and wastewater taps in exchange for our obligation to construct the “Wholesale Facilities;” (ii) the establishment of payment terms, timing and location of “Special Facilities” (if any); and (iii) specific terms related to our provision of ongoing water and wastewater services.

We also continue to identify potential users of our Paradise Water Supply on the western slope of Colorado. These potential users include commercial, residential and agricultural customers. Due to the nature of the Paradise water rights, the significant development costs of water assets along the western slope, and agreements with other western slope water interests, our use of the Paradise Water Supply is limited to opportunities along the western slope. We cannot assure you that we will ever be able to make use of this asset or sell the water profitably. See discussion of impairment analysis in the Critical Accounting Policies section below.

Description of Our Water Assets and Related Service Agreements

Our water assets are comprised of the following annual entitlements which are described in greater detail below:

•                  On August 31, 2006, we closed the Asset Purchase Agreement (the “Arkansas River Agreement”) with High Plains A&M, LLC (“HP A&M”) to acquire the following assets from HP A&M: (i) approximately 60,000 acre-feet of senior 1883 water rights in the Arkansas River and its tributaries represented by over 21,600 shares of the Fort Lyon Canal Company (“FLCC”); (ii) approximately 17,500 acres of real property; and (iii) certain contract rights, tangible personal property, mineral rights, and other water interests associated with the real property. The Arkansas River water acquisition was a strategic asset acquisition for us which significantly increased our water portfolio, added valuable senior surface water to our water supplies which will allow us to expand our service capabilities to include other areas along the Front Range such as the second largest metropolitan area in Colorado, Colorado Springs, and increases our service capabilities by 125% to 180,000 single family units;

•                  We own approximately 11,650 acre-feet of water located at the Lowry Range Property, which we can “Export” from the Lowry Range Property to supply water to nearby communities and developers in need of additional water supplies (this water asset is referred to as our “Export Water”);

•                  We have the exclusive rights to use, through 2081, approximately 17,620 acre-feet of water located at the Lowry Range Property. This water is required to be used specifically on the Lowry Range Property (collectively we refer to the 17,620 acre-feet of water designated for use on the Lowry Range Property and the 11,650 acre-feet of Export Water as our “Rangeview Water Supply”);

•                  We own, subject to receipt of a water rights deed, approximately 350 acre-feet of groundwater pursuant to an Agreement for Water Service (the “County Agreement”) with Arapahoe County (the “County”), which will be added to our overall Denver metropolitan water supply portfolio;

•                  We own approximately 89 acre-feet of water located beneath Sky Ranch together with the right to purchase an additional 671 acre-feet of water (for a total of 760 acre-feet), which will be used to provide water service to the initial 1,500 taps purchased at Sky Ranch; and

•                  We own conditional water rights in western Colorado that entitle us to build a 70,000 acre-foot reservoir to store tributary water on the Colorado River; a right-of-way permit from the U.S. Bureau of Land Management for property at the dam and reservoir site; and four tributary water wells with a theoretical capacity to produce approximately 56,000 acre-feet of water annually (collectively known as the “Paradise Water Supply”).

Arkansas River Water

Pursuant to the Arkansas River Agreement dated May 10, 2006, on August 31, 2006, we acquired approximately 60,000 acre-feet of Arkansas River water. These water rights are represented by over 21,600 shares of the FLCC. The FLCC is a non-profit mutual ditch company established in the 1800’s that operates and maintains the 110 mile Fort Lyon Canal. The canal starts outside of La Junta, Colorado and ends outside of Lamar, Colorado. The shares we acquired represent an ownership interest of water and other assets we own in the Fort Lyon Canal. Along with these water rights, we also acquired approximately 17,500 acres of real property located in Bent, Otero and Prowers counties Colorado, and certain contract rights, tangible personal property, mineral rights, and other water interests associated with the real property.  The real and personal property and other non-water assets were acquired because the water we intend to ultimately develop for municipal purposes is based on the current and historical “consumptive use” of such water on farm land. By owning the land and having the water continued to be used for agricultural purposes, we ensure that there is continued beneficial use of the water together with continued operation and maintenance of the Fort Lyon Canal.

Effective with the closing, as consideration for the assets we acquired, we issued HP A&M 3,000,000 shares of unregistered Pure Cycle common stock and granted HP A&M a “Tap Participation Fee.” The Tap Participation Fee grants HP A&M the right to receive ten percent (10%) of the gross proceeds from the sale of the next 40,000 water taps (the 40,000 figure was reduced to 39,470 at the August 31, 2006 closing date because HP A&M sold certain assets and properties not related to the FLCC shares which were subject to the Arkansas River Agreement and were available for credits against the Tap Participation Fee). The Tap Participation Fee is more fully described in Note 3 to the accompanying financial statements.

The real property is comprised of approximately 80 separate real estate properties, which are subject to HP A&M operating lease agreements with HP A&M permitting the lessees to farm the land, in return for defined lease payments, and use the water rights for irrigation purposes on the properties. Certain of the properties are subject to outstanding promissory notes which are secured by deeds of trust on the properties. We did not assume these promissory notes and are not responsible for making any of the required payments. This responsibility remained with HP A&M. However, in the event of default by HP A&M, because we may choose to pay HP A&M’s obligations in order to protect our water interests, we have recorded the principal and unpaid interest balance of the promissory notes as a liability on our balance sheet. While we have not concluded our evaluation of the final accounting treatment for the HP A&M promissory notes, the accounting may include a non-cash interest expense charge and a related contribution to additional paid in capital of approximately $1.0 million per year, see Note 3 in the accompanying financial statements for more information. In connection with these promissory notes, as collateral on HP A&M’s obligation to pay the promissory notes, we have entered into a pledge agreement with HP A&M whereby HP A&M placed 1.5 million shares of our common stock obtained pursuant to the Arkansas River Agreement in escrow. In the event of default, we could foreclose on this stock and the payments required under the Tap Participation Fee could be reduced. Based on this, we also recorded a receivable as a contra-equity item and will reduce both the liability and the contra-equity receivable balances as HP A&M makes their required payments on the promissory notes.

The assets we acquired include various water delivery fixtures located on the properties which will be depreciated over their estimated useful lives. Based on our estimated fair values, this could approximate $216,000 per year, which will likely change when we complete our internal studies of the fair value of the Acquired Assets. Additionally, we will pay water assessment charges of approximately $265,000 annually. This amount is based on historical information obtained from HP A&M.

In addition to the Arkansas River Agreement and the pledge agreement with HP A&M noted above, we also signed various other agreements with HP A&M, including:

•                  A pledge agreement, whereby the Company pledged to HP A&M a defined number of FLCC shares acquired pursuant to the Arkansas River Agreement which will be released as the consideration (the value of the stock and the Tap Participation Fees paid) exceeds certain defined amounts;

•                  A property management agreement with HP A&M whereby HP A&M will manage the real estate leases in exchange for all the rental income from the assumed leases for a period of five years, which can be extended under defined circumstances;

•                  We granted HP A&M one demand right to register 750,000 shares of Pure Cycle common stock and piggyback rights to register an additional 750,000 shares of Pure Cycle common stock; and

•                  Our President agreed to vote shares of Pure Cycle common stock owned by him for HP A&M’s designated board member.

The acquisition of this large portfolio of senior water rights gives us a substantial amount of senior surface water which compliments our existing portfolio of Denver based surface and groundwater assets and significantly enhances our service capabilities and water supplies to provide long-term regional water solutions for the Colorado Front Range market. The graph below depicts the balance of our fully developed water portfolio following this acquisition.

This acquisition allows us to more effectively market our water and wastewater services to customers in the Denver metropolitan market as well as other markets such as the Colorado Springs region. It also expands our potential customer base from approximately 80,000 Single Family Equivalent units (“SFE”) to over 180,000 SFE units. An SFE is defined in our Rules and Regulations as the amount of water required each year by a family of four persons living in a single family house on a standard sized lot, which is equivalent to approximately 0.4 acre-feet of water per year.

The timing of the development of the Arkansas River water will depend on the timing of connections added to our existing water and wastewater systems along the Front Range. We will fund the development of the Arkansas River water, much like the other water we own, by using proceeds generated from the sale of taps or connection fees associated with new customers added to our system. In addition to adding new connection to our systems, this additional water may present other market opportunities for us to assist existing water providers to solve their long-term water supply needs for existing and new connections. Along the Front Range, there are over 70 separate independent water providers in various need of replacement and new water supplies, which may present an opportunity for us to assist these water providers in meeting their existing and future water needs.

We plan to work with the FLCC and other interested parties in the Arkansas River Valley to mitigate any impact to the community and to make investments and decisions on farming operations which benefit our water as well as the traditional water users. If any of our real property is converted to non-irrigated uses, we anticipate that we will be required to re-vegetate the land to its natural state.

The Rangeview Water Supply and Related Agreements

Rangeview Agreements

We acquired the Rangeview Water Supply when (i) on April 4, 1996, the State of Colorado Board of Land Commissioners (the “Land Board”) and the Rangeview Metropolitan District (the “District”), a quasi-municipal political subdivision of the State of Colorado, entered into the Amended and Restated Lease Agreement (the “Lease”), (ii) on April 11, 1996, we entered into the Agreement for Sale of Export Water with the District and (iii) on April 11, 1996 we entered into the Service Agreement with the District for the provision of water service to the Lowry Range Property (collectively these agreements are referred to as the “Rangeview Water Agreements”). The Rangeview Water Agreements provide that we will design, construct, operate and maintain the District’s water system to provide water service to the District’s customers on the Lowry Range Property. Pursuant to the Rangeview Water Agreements, approximately 17,620 acre-feet of water per year located on the Lowry Range Property is dedicated for use specifically on the Lowry Range Property. In exchange for providing water service to customers within the District’s service area, we will receive 95% of all amounts received by the District relating to water services after deducting required royalties to the Land Board, which initially totals approximately 12% of gross revenues received from water sales. The District’s service area is located in Arapahoe County and is bordered by the City of Aurora. A number of residential housing developments are currently under construction directly adjacent to the District’s service area.

We also design, finance, construct, operate and maintain the District’s wastewater system to provide wastewater service to customers within the District’s  service area. In exchange for providing wastewater service within the District’s service area, we receive 100% of the District’s wastewater tap fees, and 90% of the District’s monthly wastewater fees as well as the rights to sell the reclaimed water.

Lowry Range Property Water and Export Water

The Lowry Range Property encompasses approximately 26,000 acres, of which approximately 24,500 acres are within our exclusive service area. The Lowry Range Property is located in unincorporated Arapahoe County approximately 15 miles southeast of Denver and 12 miles south of the Denver International Airport. The Land Board acquired this property in the 1960’s and has stated that the Lowry Range Property is one of the most valuable pieces of property in its nearly 2.5 million acre portfolio. The Land Board has explored a number of development models for the property including: development similar to that which is ongoing adjacent to the property’s western borders; a new planned community; and a compact development model with high density “village” centers surrounded by large expanses of open space. In October 2005, the Land Board announced that it is seeking a partner to “assist with the entitlement, resource planning and development” of the Lowry Range Property. To do this, the Land Board issued two requests for proposals (“RFPs”), one for the development of an initial 3,800 acres of the Lowry Range Property and a second for the conservation of a majority of the remaining 22,000 acres of property. Also in October 2005, the Land Board adopted a three-part vision for the overall use of the property, consisting of (i) development of water resources, (ii) open space and conservation plans, and (iii) ”smart growth” or contained development of the property. The Land Board conducted open interviews in November 2006 with the four parties that provided proposals in April 2006. We do not have any guidance from the Land Board relating to the timing of development on the Lowry Range Property. Additional water sales will only occur after development has commenced.

The Rangeview Water Supply is a combination of tributary surface water, nontributary groundwater rights, and storage rights associated with the Lowry Range Property. We own the rights to use 11,650 acre-feet of non-tributary groundwater that can be exported off the Lowry Range Property to serve area users. We also have the exclusive rights to use an additional 17,620 acre-feet of tributary surface water and nontributary groundwater to serve customers on the Lowry Range Property. The Export Water we own, together with water that is owned by the Land Board that we have contracted to utilize under our service agreements, totals over 29,270 acre-feet of water per year. Based on independent engineering estimates, the 17,620 acre-feet of water designated for use on the Lowry Range Property is capable of providing water service to approximately 46,500 SFE units, and the 11,650 acre-feet of Export Water we own can serve approximately 33,600 SFE units throughout the Denver metropolitan region, for a combined total service capacity of approximately 80,100 SFE units.

A portion of the proceeds from the sale of Export Water are subject to the Comprehensive Amendment Agreement No. 1 (the “CAA”), which is one of the agreements we used to purchase our Export Water and is more fully described in “Item 6 — Critical Accounting Policies — Accounting for CAA Payments” and Note 4 of the accompanying financial statements.

On the Lowry Range Property, we operate both the water and the wastewater systems during our contract period and the District owns both systems. However, after 2081 ownership of the water system infrastructure servicing customers on the Lowry Range Property reverts to the Land Board, with the District retaining ownership of the wastewater infrastructure. Off the Lowry Range property, we will use our Export Water to provide water and wastewater services to our customers, along with the Arkansas River water described above, and we will own these facilities. We plan to contract with third parties for the construction of these facilities.

Arapahoe County Fairgrounds Agreement for Water Service

Effective August 3, 2005, we entered into the County Agreement to design, construct, operate and maintain a water system for, and provide water services to, the new Arapahoe County Fairgrounds (the “Fairgrounds”). The County Agreement included the following components: (i) the County purchased water taps for 38.5 SFEs for approximately $567,500 (which was comprised of $514,600 in cash and 27 acre-feet of water rights valued at approximately $52,900), or $14,740 per tap; (ii) we agreed to design and build certain Special Facilities (defined below) required to provide water service to the Fairgrounds, for which the County will pay us approximately $1.25 million (which can be lowered by the value of the additional water rights we agreed to acquire explained in (iii)), and (iii) we agreed to buy approximately 336 additional acre-feet of groundwater from the County valued at approximately $240,000. As of August 31, 2006, we have not received the water rights deed for these 336 acre-feet of groundwater, and therefore, we will not capitalize the cost of this water until the satisfactory transfer of this deed.

We expect to service the Fairgrounds using our Export Water. Because of this, the tap fees we received generated royalty payments to the Land Board totaling approximately $34,500, which is 10% of the net revenues we received from the sale of Export Water taps and was paid to the Land Board in September 2005. The agreement with the Land Board requires royalty payments on Export Water sales based on the net revenues we receive. These net revenues are defined as proceeds from the sale of Export Water less direct and indirect costs, including reasonable overhead charges, associated with the withdrawal, treatment and delivery of Export Water. In addition, the tap fees, net of the Land Board royalty, were subject to the CAA. This resulted in us distributing approximately $533,000 of the tap fees received from the County to the escrow agent in September 2005. Based on the 2004 CAA acquisitions we made, we received back $373,100, or 70% of this distribution. The tap fees we retained were used to construct the Wholesale Facilities required to provide water service to the Fairgrounds.

Pursuant to the County Agreement, payment for the design and construction of the Special Facilities required an initial payment of $397,000 (which we received in August 2005) and monthly payments of $9,555 for 10 years (this includes interest at 6% per annum). Initially these monthly payments were $6,850, but because we have not received the deed to the water rights acquired pursuant to the County Agreement, the value of the water rights have not been deducted from the required payments and therefore the required monthly payment received by us is higher. We began accruing interest upon acceptance of the construction of the Special Facilities in April 2006 and the first payment was due in September 2006, which was received in October 2006. Once we receive the water rights deed for the remaining 336 acre-feet of acquired ground water, we will issue the County a credit against the balance owed of approximately $240,000 (depending on the ultimate amount of groundwater adjudicated to us) which will lower the required monthly payments.

The construction of the Special and Wholesale facilities were completed in our fiscal 2006, and we began providing water service to the Fairgrounds at the opening of the 100th Annual Arapahoe County fair on July 21, 2006. We expect the Fairgrounds to use approximately 1.5 million gallons of water annually.

Sky Ranch Water Supply and Water Service Agreements

On October 31, 2003, and May 14, 2004, we entered into two Water Service Agreements (collectively the “Sky Ranch Agreements”) with the developer of approximately 950 acres of property located 4 miles north of the Lowry Range Property along Interstate 70 in Colorado, known as Sky Ranch. Under the Sky Ranch Agreements, once the project commences, we will provide water service to the homes and other buildings that are expected to be built at Sky Ranch, which could be as high as 4,850 SFEs.

As of the date of this filing, we have not received any payments for tap purchases from the developer, but we continue to discuss the timing of tap purchases and the expected start date of the project with the developer. The developer has informed us that it is engineering the final design of the project and is marketing lots to several national home builders with operations in the Denver area. Based on these discussions, during our fiscal 2006 we began the design and engineering of the required water facilities. However, until we receive the first tap fees from Sky Ranch, we will not initiate construction of any of these facilities.

As part of the Sky Ranch Agreements, the developer will dedicate approximately 537 acre-feet of water to us in exchange for a $3,400 per tap credit for the first 767 water taps purchased. Additionally, pursuant to the Sky Ranch

Agreements, the developer is required to pay us $3.41 million for the construction of certain Special Facilities required to extend service to Sky Ranch. As of August 31, 2006, none of this water has been dedicated to us because Sky Ranch has not yet purchased any water taps.

We also entered into an agreement with Sky Ranch to acquire the 223 acre-feet of Denver Aquifer groundwater located at Sky Ranch over five years. As of the date of this filing, we have acquired 40% of this water, or 89.2 acre-feet for payments totaling $100,000. Subsequent to our fiscal year ended August 31, 2006 we remitted the third $50,000 payment to Sky Ranch to acquire the next 44.6 acre-feet of water. As of the date of this filing, we had not received the water rights deed for this water and therefore have not recognized the next 44.6 acre-feet of water purchased in our balance sheet. We have been discussing the status of this year’s water purchase with the developer of Sky Ranch but do not currently have an estimated time for completion of this year’s purchase. We anticipate purchasing the remaining 89.2 acre-feet of Denver aquifer groundwater from Sky Ranch over the next two years which will require payments totaling $100,000.

By combining the 537 acre-feet of water to be purchased from the developer of Sky Ranch together with the 89.2 acre-feet of water already purchased, and the 133.8 acre-feet anticipated to be purchased under the agreement to purchase Denver Aquifer groundwater, we will have acquired a total of 760 acre-feet of water from Sky Ranch, which we plan to use to provide water service to the first 1,500 SFEs at Sky Ranch.

Pursuant to the Sky Ranch Agreements, Sky Ranch is required to make annual option payments of $50,000 and $10,400 for the rights to use our Export Water at Sky Ranch upon certain events. As of the date of this filing we have not received either of this year’s option payments from Sky Ranch. Both amounts are past due, and we are currently discussing the status of these payments with the developer of Sky Ranch.

Paradise Water Supply

In 1987 we acquired the conditional rights to build a 70,000 acre-foot reservoir to store tributary water on the Colorado River, a right-of-way permit from the U.S. Bureau of Land Management for property at the dam and reservoir site, and four unrelated tributary water wells, also along the western slope, with a theoretical capacity to produce approximately 56,000 acre-feet of water annually. Due to strict regulatory requirements for constructing an on-channel reservoir, completing this conditional storage right at its decreed location will be difficult. Due to the nature of the Paradise Water rights and agreements with other western slope water interests, our use of the Paradise Water Supply is limited to opportunities along the western slope. As a result, there can be no assurance that we will ever be able to make use of this asset or sell the water profitably. However, we have begun reviewing alternative off-channel sites for a reservoir, and we have begun exploring alternative uses for these water rights such as agricultural, municipal and industrial uses along the western slope of Colorado.

Every six years our Paradise Water Supply is subject to a Finding of Reasonable Diligence review by the water court and the State Engineer to determine if we are diligently pursuing the development of the water rights. During fiscal 2005 the water court began the latest review. As described in our Quarterly Report on Form 10-Q for the three and nine months ended May 31, 2006, two objectors to our Paradise Water rights have requested meetings with us and our water rights counsel to discuss our development efforts over the past six years and our plans for the Paradise Water in the future. In May 2006 and September 2006, we met with the objectors and provided the objectors additional information regarding the development efforts we have taken over the past six years and our proposed use of our Paradise Water Supply. The objectors in our Paradise diligence review have expressed concerns that we have not diligently pursued the development of this water and are seeking additional assurances that we intend to develop this water in the future. We are working with the objectors on specific milestones for development of this water in the future in exchange for the withdrawal of their opposition to our diligence review. While we are seeking to work cooperatively with our current objectors, we also intend to vigorously defend our Paradise Water Supply throughout this review process. However, no assurances can be provided that any agreement will be reached with the objectors or that we will be granted a ruling of reasonable diligence in the current review process. If we do not receive a finding of due diligence we will lose our conditional water rights.

Revenues

We generate revenues predominately from three sources: (i) water and wastewater tap fees, (ii) construction fees, and (iii) monthly service fees. We negotiate the payment terms for tap fees, construction fees, and other water and wastewater service fees with each developer or builder before we commit to providing service and before construction of the project begins.

Water and Wastewater Tap Fees

Tap fees are typically paid by the developer in advance of any construction activities. Tap fees are designed to (i) fund construction of the “Wholesale Facilities” and (ii) defray the acquisition costs of obtaining water rights. Wholesale Facilities are facilities we design, construct, operate, maintain and repair. Wholesale Facilities serve our entire service area or major regions or portions thereof. Wells, treatment plants, pumping stations, tanks, reservoirs, transmission pipelines, and major sewage lift stations are typical examples of Wholesale Facilities. We own the Wholesale Facilities we construct off the Lowry Range Property. The District owns the Wholesale Facilities constructed on the Lowry Range Property.

Pursuant to our Rangeview Water Agreements with the District and the Land Board, pricing for water tap fees (as well as water usage charges described further below) is controlled through a market-driven pricing mechanism in which our rates and charges may not exceed the average of similar rates and charges of three nearby communities (referred to as the “rate-based districts”). Due to increases in tap fees at the rate-based districts, effective July 1, 2006, water tap fees increased to $16,840 per tap, which is an increase of 14.2% over the prior year. Wastewater tap fees remained unchanged at $4,883. Table 1 provides a summary of our water tap fees over the past several years:

Table 1 — Water System Tap Fees

	Year
	2001	2002	2003	2004	2005	2006
Tap fees (per SFE)	$10,500	$10,500	$11,150	$12,420	$14,740	$16,840
Percentage Increase	28.6%	—	6.2%	11.4%	18.7%	14.2%

Developers owning rights to either surface water or groundwater underlying their properties can receive a credit against a portion of their water tap fees if they sell their water to us.

Construction Fees

The development of water and wastewater systems may require the construction of facilities to extend services to an individual development, which facilities likely would not be used by other customers. These facilities are commonly referred to as “Special Facilities”. Special Facilities can include items such as infrastructure required during the construction of the permanent water and wastewater systems, transmission pipelines to transfer water from one location to another, temporary storage facilities, etc. Generally we are not responsible for the design and construction of the Special Facilities - this is the developer’s responsibility - but we are typically responsible for the operation and maintenance of these Special Facilities. We will accept responsibility for the design and construction of the Special Facilities, if the developer provides funding for the facilities. We will then budget, plan and manage the construction of the Special Facilities. If the developer constructs the Special Facilities, they must be constructed to our design standards and then the developer is required to dedicate those to us at no charge. If we construct the Special Facilities, we capitalize the construction costs, and upon completion, we own the Special Facilities.

If we agree to build the Special Facilities, the funding received from the developer is deferred until construction is completed and the assets are placed into operation. At that time, the funding from the developer is recorded as income over the estimated service period, which is the estimated useful life of the assets constructed with those funds. The depreciation charges for the Special Facilities are recorded as costs of revenue over the estimated useful life of the assets.

Developers are usually responsible for the design and construction of “Retail Facilities” - the water distribution system that transports the water throughout the subdivision or community. Retail Facilities are constructed pursuant to our design standards and are inspected by our engineers prior to completion. Once we certify that the Retail

Facilities have been constructed in accordance with our design criteria, the developer will dedicate the Retail Facilities to us or the District, as applicable, at no cost. At Sky Ranch, the developer will dedicate the Retail Facilities to the District. We, through our agreements with the District, are then responsible for the operation and maintenance of the Retail Facilities.

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

Monthly Service Fees

Monthly water usage charges are assessed to customers connected to our water system and are based on actual metered usage each month. Water usage pricing is based on a tiered pricing structure which is based on our rate-based districts. Effective July 1, 2006 and July 1, 2005, the tiered pricing structure increased to the following amounts based on increases at the rate-based districts:

Table 2 — Tiered Pricing Structure

	Price ($/1,000 gallons)
Consumption (1,000 gallons/month)	2004	2005	2006
Base charge (per SFE)	$19.80	$20.28	$20.44
zero to 10	$2.40	$2.46	$2.58
>10 to 20	$3.10	$3.17	$3.34
>20	$5.40	$5.54	$5.90

Revenues are sensitive to timing and volume of water use meaning the more water used by a customer in a given month the higher the cost of additional incremental water deliveries to the customer. Based on this, for a typical residential customer using approximately 0.4 acre-feet of water annually, during a typical weather year, water usage fees would approximate $600 per year.

Wastewater customers are charged a flat monthly fee of $34.80 per tap, or approximately $420 per year per SFE, which was not increased on July 1, 2006. We also collect other relatively small fees and charges from residential customers and other end users to cover miscellaneous administrative and service expenses, such as application fees, review fees and permit fees.

Land Board Royalties and District Fees

Under the Rangeview Water Agreements, the Land Board is entitled to royalty payments based on a percentage of revenues earned from water sales that utilize water dedicated for use on the Lowry Range Property or for Export Water Sales. The calculation of royalties depends on whether the customer is located on the Lowry Range Property, or elsewhere, and whether the customer is a public or private entity. In addition, for water sales to customers located on the Lowry Range Property, the District is entitled to a 5% fee, which is calculated after the royalty payment to the Land Board, and the District is entitled to a fee of 10% of our wastewater fees (not including wastewater tap fees) from customers on the Lowry Range Property. The Land Board does not receive a royalty from wastewater services.

The Rangeview Water Agreements were written prior to any development of the Lowry Range Property or areas outside of the Lowry Range Property that could utilize our Export Water. For that reason, the Rangeview Water Agreements could not anticipate all the specific circumstances that might arise in the future as we enter into and negotiate agreements for the sale of Export Water or for the provision of service to the Lowry Range. Therefore, the Rangeview Water Agreements may not clearly delineate the rights and responsibilities of the parties for each transaction that may arise. We anticipate that we will be required to enter into negotiations with the Land Board from time to time to clarify the applicability of contract terms to circumstances that were not anticipated at the time we entered into the Rangeview Water Agreements. We cannot assure you that the outcome of such negotiations will be favorable to us.

Lowry Range Property Customers

For services to customers located on the Lowry Range Property, the District collects fees from customers, pays the royalties to the Land Board, retains its own fee, and remits the remainder to us. Payments from customers who are on the Lowry Range Property generate royalties to the Land Board at a rate of 12% of gross revenues. When either (i) metered production of water used on the Lowry Range in any calendar year exceeds 13,000 acre-feet or (ii) 10,000 surface acres on the Lowry Range Property have been rezoned to non-agricultural use, finally platted and water tap agreements have been entered into with respect to all improvements to be constructed on such acreage, the Land Board may elect, at its option, to receive, in lieu of its 12% royalty payments, 50% of the aggregate net profits generated at the Lowry Range Property of the District and Pure Cycle. To date neither of these conditions has been met.

Export Water Customers

Payments for Export Water also generate royalty payments to the Land Board. These royalties vary depending on a number of factors including whether the customer is a public or private entity.

When we withdraw, treat and deliver the water to the user and incur the costs related to this process, the royalty to the Land Board is based on our “Net Revenues,” which are our gross revenues less costs, including reasonable overhead allocations, incurred as a direct or indirect result of incremental activity associated with the withdrawal, treatment and delivery of Export Water. Royalties payable to the Land Board for Export Water sold escalate based on the amount of Net Revenue we receive and are lower for sales to a water district or similar municipal or public entity than for sales to a private entity as noted in Table 3:

Table 3 — Royalties for Export Water Sales

	Royalty Rate
Net Revenues	Private Entity Buyer	Public Entity Buyer
$0 - $45,000,000	12%	10%
$45,000,001 - $60,000,000	24%	20%
$60,000,001 - $75,000,000	36%	30%
$75,000,001 - $90,000,000	48%	40%
Over $90,000,000	50%	50%

Current Operations

We operate and maintain a water system that provides water services to our customers on the Lowry Range Property and provides Export Water to the Fairgrounds, which we designed and constructed. During fiscal 2006 we delivered approximately 56.6 million gallons of potable water which equates to approximately 2 million gallons per month during the winter to over 7 million gallons per month during the summer.

We also operate a wastewater treatment plant, which we designed and built, that currently has a permitted capacity of 130,000 gallons per day and receives about 20,000 gallons per day.

At this time, we operate and maintain all of our water and wastewater facilities with limited assistance from third party contractors. We design, construct and operate the facilities serving customers on the Lowry Range Property and plan to operate this system, together with facilities serving customers in areas outside the Lowry Range Property, in a unified manner to capitalize on economies of scale and ensure the most efficient use of our water.

In August 2005, we entered into the County Agreement to provide water services to the Fairgrounds, which we started providing in July 2006.

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

During fiscal 2006, approximately 96% of our total water and wastewater treatment revenues were from two customers.

Projected Operations

We plan to develop our water and wastewater systems in stages to meet incremental demands in our service areas. We design, construct and operate our water and wastewater facilities using advanced cleaning and treatment technologies currently available in the market. We also design our systems to ensure we are using our water supplies as efficiently as possibly. We use third party contractors to construct our facilities and we employ licensed water and wastewater operators to operate our water and wastewater systems. At full build-out, we expect to employ professionals that will operate our systems, read meters, bill customers, and manage our operations. We will take advantage of advanced technologies to keep personnel requirements and operating costs low, such as systems that enable meter readings and billings to be done remotely, reducing associated handling and labor costs.

We plan to provide an integrated water management system that combines conservation efforts with effective water reuse planning and balanced water supply management. We plan to jointly utilize our surface water rights that we acquired in the Arkansas River, our two surface water streams that flow through the Lowry Range Property, deep-well waters from our non-tributary water supplies and our stored reuse water in our irrigation water system, to provide an efficient, environmentally sound long-term water solution for our customers.

We anticipate initially developing our Denver based water supplies located on the Lowry Range Property before developing our Arkansas River water. This will be done to provide us sufficient capital to construct the 150 mile pipeline required to bring the Arkansas River water to the Front Range market, which we anticipate costing over $400 million (which includes estimated costs of water treatment facilities in the Arkansas Valley). We anticipate the process of converting the Arkansas Water to municipal use and constructing the pipeline to be long-term, which will allow us the ability to work closely with those who might be impacted by any water transfers. We look forward to working with the FLCC, farmers, other land owners, suppliers and other interested parties in the Arkansas River Valley on this project. The development of this water will require us to apply for a change of use in the Colorado water court which could take many years and require a significant amount of capital. However, we do not anticipate starting this process in the near term and anticipate that the tap fees and usage fees from taps sold utilizing our Rangeview Water Supply to be sufficient to fund these requirements. We ultimately anticipate being able to service over 100,000 SFE’s with the Arkansas River water.

We expect the development of our Rangeview Water Supply to require between 250 and 300 high capacity water wells ranging in depth from 800 feet to over 2,500 feet. We anticipate drilling separate wells into each of the three principal aquifers located beneath the Lowry Range Property. Each well is intended to deliver water to central water treatment facilities for treatment prior to delivery to customers. We also intend to build structures to divert surface water to storage reservoirs to be located on the Lowry Range Property. Our plan is to divert the surface water when available and, prior to distribution to our customers, to treat the surface water with a separate water treatment facility built specifically to treat surface water. Based on preliminary independent engineering estimates, the full build-out of water facilities on the Lowry Range property will cost approximately $340 million and will accommodate water service for up to 80,000 SFE units, which includes both customers located in and outside the Lowry Range Property service area.

In October 2003 and May 2004, we entered into the Sky Ranch Agreements with the developer of Sky Ranch to provide water to the development, which could include up to 4,850 SFE units, as described above. Under the Sky Ranch Agreements, the developer must purchase at least 400 water taps before occupancy of the first home. The Sky Ranch Agreements permit the developer to add additional taps annually, with at least 310 taps to be purchased each year after construction begins. This schedule is designed to provide us with adequate funds with which to construct the Wholesale Facilities needed to provide water service to the areas being built. As of the date of this filing, Sky Ranch has not purchased any taps nor indicated to us when it plans to start development of the property.

Rangeview Metropolitan District

The District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range Property. The District will utilize the 17,620 acre-feet of water leased to it by the Land Board located on the Lowry Range Property for service to customers on the Lowry Range Property.

The District is run by an elected board of directors. The only eligible voters and the only persons eligible to serve as directors are the owners of property within the boundaries of the District. We own certain rights to the real property which encompasses the current boundaries of the District. The current directors of the District are Mark W. Harding, Scott E. Lehman (both are employees of Pure Cycle), Ryan T. Clark (by reason of his role as manager of TPC Ventures, LLC, Ryan Clark is deemed an indirect beneficial owner of more than 5% of Pure Cycle common stock) and Tom Lamm.

We are party to a Right of First Refusal Agreement with the owners of the property comprising the District. Pursuant to a tenancy in common agreement, in the event of death, bankruptcy or incompetence of any tenant, that tenant’s estate or representative must offer the property interest of that tenant to the remaining tenants for purchase. If the remaining tenants do not purchase all of such person’s interest, the property must be offered to us pursuant to the Right of First Refusal Agreement. In addition, if any tenant wants to sell his interest in the parcel, such tenant must find a bona fide buyer and then offer the property to us. We have the right, at our option, to buy the property by matching the terms of the bona fide third party offer or by paying the appraised value of the property as determined by independent appraisers. A tenant may also negotiate a sale directly with us if he elects not to locate a bona fide buyer. Each of the directors listed above, as well as Pure Cycle, currently own an undivided interest in the land comprising the District. Under applicable Colorado law, entities are not qualified to serve as directors of municipal districts and may not vote. Our President and Secretary serve as elected members of the board of directors of the District. Pursuant to Colorado law, directors receive $75 for each board meeting or a maximum of $1,200 per year.

We and the board of directors of the District transact business on an arms-length basis. The conflicts of interest of the directors in transactions between us and the District are disclosed in filings with the Colorado Secretary of State. The District and we were each represented by separate legal counsel in negotiating the water service agreement and wastewater service agreement between the parties. The agreements were also approved by the two members of the District’s board who were not our employees and by the Land Board.

It is likely that at some point in the future, the board of directors of the District will be comprised entirely of directors independent from us. As the Land Board develops the Lowry Range Property, landowners on the Lowry Range Property may petition to include their land within the District’s boundaries. Provided such petition complies with applicable law, the District is required by its lease with the Land Board to proceed with due diligence to include the area designated in such petition within the District’s boundaries. As the District’s boundaries expand, the base of persons eligible to serve as directors and eligible to vote will also increase.

Water and Growth in Colorado

The Denver Regional Council of Governments (“DRCOG”), a voluntary association of over 50 county and municipal governments in the Denver metropolitan area, estimates that from the year 2005 to 2030 the population in the Denver metropolitan area will increase by 1.3 million people to 3.9 million people. To accommodate this growth, DRCOG has estimated that metropolitan Denver will grow from roughly 500 square miles to roughly 770 square miles during the same 25-year period. This will add approximately 350,000 new single family equivalent connections which will require more than 140,000 acre-feet of water annually.

Currently 80% of the State’s population resides along the “Front Range,” which extends from Pueblo to Fort Collins and lies along the eastern side of the Rocky Mountains, but 80% of the water in the state falls on the west side of the continental divide. The largest population center is the greater Denver metropolitan area which has been growing at above average rates for decades. By the 1960s, water available during an average precipitation year from Denver’s primary source of surface water, the South Platte River, was no longer sufficient to meet the area’s needs. To address this imbalance, numerous reservoirs and tunnels have been built to transport an average of 500,000 acre-feet per year of Arkansas River water and Colorado River water located in southern and western Colorado to metropolitan Denver water providers. Even with this diversion, the U.S. Department of the Interior has identified the Denver metropolitan area as one that is ‘highly likely’ to experience a ‘water supply crisis’ by 2025.

With these projected levels of growth and with interest heightened by droughts in Colorado, water has become one of the single largest influences on development in Colorado. Add to this that due to various compacts and treaties with downstream states, over 60% of the water that originates in Colorado leaves the state. Due to wide fluctuations in snowfall from year to year and area to area, the amount of surface water that can be captured for use varies greatly. This has lead most water providers in Colorado to actively pursue additional water supplies including the use of reclaimed wastewater for irrigation and other non-potable uses. In many ways we have led the effort in the metropolitan area to design water reuse systems and have assisted in establishing regulatory standards for water reuse water quality standards, having participated in the Department of Public Health’s regulatory rule making process defining water quality standards for reuse water. Our master plan for our service area, which includes the Lowry Range Property and services to Sky Ranch, and all other areas in which we will provide services, calls for the installation of a dual pipe water distribution and reclamation system. A dual pipe distribution system is where one pipe supplies the customer with high quality potable drinking water and a second pipe supplies raw or reclaimed water to homes for irrigation uses. About one-half of the water needed to meet Denver-area residential water demands is used for landscaping and outdoor irrigation of lawns. We, along with most major water providers, believe that raw or reclaimed water supplies provide the lowest cost water for irrigation purposes for customers.

The Colorado Department of Public Health and Environment in August 2005 adopted rules defining water quality standards for raw and reclaimed water uses for residential irrigation customers. We expect that the implementation of an extensive water reclamation system, in which essentially all wastewater treatment plant effluent water will be re-used to meet nonpotable water demands, will greatly expand our capability to provide quality water service and will reinforce our philosophy that emphasizes the importance of water recycling in water short regions such as the Front Range of Colorado.

Competition

Although we have exclusive long term water and wastewater service contracts for the Lowry Range Property, providing water service using our Export Water and Arkansas River water is subject to competition. Alternate sources of water are available, principally from other private parties, such as farmers owning senior water rights that are no longer being economically used in agriculture and municipalities seeking to annex newly developed areas in order to increase their tax base. Our principal competition in areas close to the Lowry Range Property is the neighboring City of Aurora. The principal factors affecting competition for potential purchasers of our Arkansas River water and Export Water include the availability of water for the particular purpose, the cost of delivering the water to the desired location and the reliability of the water supply during drought periods. We believe the water assets we own and have the exclusive rights to use, which have a supply capacity of 180,000 SFE units (or roughly 720,000 people), provide us a significant competitive advantage along the Front Range because our legal rights to the assets have been confirmed for municipal use (for our Rangeview Water Supply), a significant portion of our water supply is close to Denver area water users, our pricing structure is competitive and our water portfolio is well balanced with senior surface rights, groundwater rights, storage capacity and reclamation water. Further, the size of the Lowry Range Property and the amount of property that can be served by the Arkansas River water and Export Water will provide us with economies of scale that should give us advantages over our competitors.

Employees and Significant Customers

We currently have three full-time employees.

For the years ended August 31, 2006, 2005 and 2004, 96%, 98% and 96% of our revenues were from two customers, respectively.

Available Information and Website Address

Our website address is www.purecyclewater.com. We make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing with the SEC. They also may be obtained directly from the

SEC’s website, www.sec.gov/edgar/searchedgar/companysearch.html, under CIK code 276720. The contents of our website are not incorporated by reference into this report.

Item 1A.                 Risk Factors

Our business, operations, and financial condition are subject to significant risks. These risks include those listed below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risk factors actually occurs, our business could be materially adversely affected. These risks should be read in conjunction with the other information set forth in this report.

We are dependent on the development of Sky Ranch, the Lowry Range Property and other areas near our Rangeview Water Supply that are potential markets for our Export Water.

We expect that our principal source of future revenue will be from long term contracts with the Land Board, which expire in 2081 and entitle us to provide water service to the Lowry Range Property. In addition to the Lowry Range, we have service agreements with Sky Ranch, which entitle us to provide water service to the Sky Ranch development.  The timing and amount of these revenues will depend significantly on the development of these areas. The Lowry Range Property is owned by the Land Board, which is in the early stages of considering various development alternatives, but no timetable exists for development. As a component of the Sky Ranch Agreements, we are dependent on the development of the property prior to us receiving revenues for water service, which development is under the control of the developer. We are not able to determine the timing of water sales or the timing of development. There can be no assurance that development will occur or that water sales will occur on acceptable terms or in the amounts or time required for us to support our costs of operation. Because of the prior use of the Lowry Range Property as a military facility, environmental clean-up may be required prior to development, including the removal of unexploded ordnance. There is often significant delay in adoption of development plans, as the political process involves many constituencies with differing interests. In the event water sales are not forthcoming or development of the Lowry Range Property is delayed, we may incur additional short or long-term debt obligations or seek to sell additional equity to generate operating capital. In the event development of the Lowry Range Property and the surrounding areas is delayed, or the Land Board determines to limit the use of significant portions of the Lowry Range Property for open space, we may be required to incur additional short-term or long-term debt obligations or seek to sell additional equity to generate operating capital until demand arises for our water assets.

Our operations are significantly affected by the general economic conditions for real estate development and the pace and location of real estate development activities in the greater Denver metropolitan area, most particularly areas such as Sky Ranch which are close to our Rangeview Water Supply and thus are potential markets for our Export Water. Increases in the number of our water and wastewater connections, our connection fees and our billings and collections will depend on real estate development in this area. We have no ability to control the pace and location of real estate development activities which affect our business.

In order to utilize the Arkansas River water acquired in fiscal 2006, we have to apply for a change of use with the Colorado water court and this may take several years to complete.

The change of use of our Arkansas River water requires a ruling by the Colorado water courts, which could take several years and be a costly and contentious effort since it is anticipated that many parties will oppose the transfer of the water. There are several conditions which must be satisfied prior to our receiving a change of use decree for transfer of our Arkansas River water. One condition that we must satisfy is a showing of anti-speculation in which we, as the applicant must demonstrate that we have contractual obligations to provide water service to customers prior to the water court ruling on the transfer of a water right. The water court is also expected to limit the transfer to the “consumptive use” portion of the water right and to address changing the historic use of the water from agricultural uses to other uses such as municipal and industrial use. We expect to face opposition to any consumptive use calculations of the historic agricultural uses of this water. The water court may impose conditions on our transfer of the water rights such as requiring us to mitigate the loss of the farming tax base, imposing re-vegetation requirements to convert soils from irrigated to non-irrigated, and imposing water quality measures. Any such conditions will likely increase the cost of transferring the water rights.

Our net losses may continue and we may not have sufficient liquidity to pursue our business objectives.

We have experienced significant net losses and could continue to incur net losses. For the years ended August 31, 2006, 2005 and 2004, we had net losses of approximately $793,000, $1,051,000 and $1,976,000, respectively, on revenues of approximately $271,700, $234,700 and $205,000, in the respective periods. Our cash flows from operations have been insufficient to fund our operations in the past, and we have been required to raise debt and equity capital to remain in operation. Since 1998, we have raised approximately $10.1 million through the issuance of approximately 2.5 million shares of common stock to support our operations. Our ability to fund our operational needs and meet our business objectives will depend on our ability to generate cash from future operations. If our future cash flow from operations and other capital resources are insufficient to fund our operations and the significant capital expenditure requirements to build our water delivery systems, we may be forced to reduce or delay our business activities, or seek to obtain additional debt or equity capital, which may not be available on acceptable terms, or at all.

The rates we are allowed to charge customers are limited by the District’s contract with the Land Board and our contract with the District and may be insufficient to cover our costs of construction and operation.

The prices we can charge for our water and wastewater services are subject to pricing regulations set in the District’s contract with the Land Board and our contract with the District. Both the tap fees and our usage rates and charges are based on the average of the rates of our rate-based districts. Annually we survey the tap fees and rates of our rate-based districts and set our tap fees and rates and charges based on the average of those charged by this group. Our costs associated with the construction of water delivery systems and the production, treatment and delivery of our water are subject to market conditions and other factors, which may increase at a significantly greater rate than the prices charged by our rate-based districts. Factors beyond our control and which cannot be predicted, such as drought, water contamination and severe weather conditions, like tornadoes and floods, may result in additional labor and material costs that may not necessarily be recoverable under our operations and maintenance contracts, creating additional differences from the costs of our rate-based districts. Increased customer demand can also increase the overall cost of our operations. If the costs for construction and operation of our water services, including the cost of extracting our groundwater, exceed our revenues, we may petition the Land Board for rate increases. There can be no assurance that the Land Board would approve a rate increase beyond the average of the rate-based districts. Our profitability could be negatively impacted if we experience an imbalance of costs and revenues and are not successful in receiving approval for rate increases.

We only have three employees and may not be able to manage the increasing demands of our expanding operations.

We expect our activities relating to the Sky Ranch Agreements to significantly expand our business, and we are actively pursuing additional development opportunities in areas near Sky Ranch, as well as opportunities near our recently acquired Arkansas River water. We currently have only three employees to administer our existing assets, interface with applicable governmental bodies, market our services and plan for the construction and development of our future assets. We may not be able to maximize the value of our water assets because of our limited manpower. We depend significantly on the services of Mark W. Harding, our President. The loss of Mr. Harding would cause a significant interruption of our operations. The success of our future business development and ability to capitalize on growth opportunities depends on our ability to attract and retain additional experienced and qualified persons to operate and manage our business. State regulations set the training, experience and qualification standards required for our employees to operate specific water and wastewater facilities. Failure to find state-certified and qualified employees to support the operation of our facilities could put us at risk, among other things, for operational errors at the facilities, for improper billing and collection processes, and for loss of contracts and revenues. We cannot assure you that we can successfully manage our assets and our growth.

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

We currently earn no revenues from our Paradise Water Supply, which as of August 31, 2006 has a recorded cost of approximately $5.5 million. Our ability to convert our Paradise Water Supply into an income generating asset is limited. Due to the nature of the Paradise Water rights and agreements with other western slope water interests, our use of the Paradise Water Supply is limited to opportunities along the western slope. As part of our water court decree for the Paradise Water Supply, we are permitted to construct a storage facility on the Colorado River. However, due to the strict regulatory requirements for constructing an on-channel reservoir, completing the conditional storage right at its decreed location could be difficult. As a result, we cannot assure you that we will ever be able to make use of this asset or sell the water profitably.

Our Paradise Water Supply is also conditioned on a Finding of Reasonable Diligence from the water court every six years. To arrive at that finding, a water court must determine that we continue to diligently pursue the development of the water rights, either by us or by some third party who has a contractual commitment for its use. If the water court is unable to make such a finding, our right to the Paradise Water Supply would be lost and we would be required to impair the Paradise Water Supply asset and incur a $5.5 million charge against earnings. The State Engineers office began its latest review of our conditional water rights in fiscal 2005. At this time we are unable to estimate when the review will be complete or the outcome of this review.

Conflicts of interest may arise relating to the operation of the District.

Our officers, employees and a majority shareholder, constitute a majority of the directors of the Rangeview Metropolitan District and Pure Cycle, along with our officers and employees and one unrelated individual, own as tenants in common, the 40 acres that form the District. Pursuant to State law, directors receive $75 for each board meeting or a maximum compensation of $1,200 per year. We have made loans to the District to fund its operations. At August 31, 2006, total principal and interest owed to us by the District was approximately $452,200. The District is a party to our agreements with the Land Board and receives fees of 5% of the revenues from the sale of water on the Lowry Range Property and will hold title to the water distribution system at the Sky Ranch development. Proceeds from the fee collections will initially be used to repay the District’s obligations to us, but after these loans are repaid, the District is not required to use the funds to benefit Pure Cycle. We have received benefits from our activities undertaken in conjunction with the District, but conflicts may arise between our interests and those of the District, and with our officers who are acting in dual capacities in negotiating contracts to which both we and the District are parties. We expect that the District will expand when more properties are developed and become part of the District, and our officers acting as directors of the District will have fiduciary obligations to those other constituents. There can be no assurance that all conflicts will be resolved in the best interests of Pure Cycle and its stockholders. In addition, other landowners coming into the District will be eligible to vote and to serve as directors of the District. There can be no assurances that our officers and employees will remain as directors of the District or that the actions of a subsequently elected board would not have an adverse impact on our operations.

We are required to maintain stringent water quality standards and are subject to regulatory and environmental risks.

We must provide water that meets all federal and state regulatory water quality standards and operate our water and wastewater facilities in accordance with these standards. We face contamination and pollution issues regarding our water supplies. Improved detection technology, increasingly stringent regulatory requirements, and heightened consumer awareness of water quality issues contribute to an environment of increased focus on water quality. In contrast with other providers in Colorado, we are combining the water delivery and wastewater treatment processes, which may introduce technical treatment issues that make compliance with water quality standards more difficult. We cannot assure you that we will be able in the future to reduce the amounts of contaminants in our water to acceptable levels. In addition, the standards that we must meet are constantly changing and becoming more stringent. For example, in February 2002, the U.S. Environmental Protection Agency lowered the arsenic standard in drinking water from 50 parts per billion to 10 parts per billion. Future changes in regulations governing the supply of drinking water and treatment of wastewater may have a material adverse impact on our financial results.

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

We intend to rely on independent contractors to construct our water and wastewater facilities. These construction activities may involve risks, including shortages of materials and labor, work stoppages, labor relations disputes, weather interference, engineering, environmental, permitting or geological problems and unanticipated cost increases. These issues could give rise to delays, cost overruns or performance deficiencies, or otherwise adversely affect the construction or operation of our water and wastewater delivery systems.

In addition, we may experience quality problems in the construction of our systems and facilities, including equipment failures. We cannot assure you that we will not face claims from customers or others regarding product quality and installation of equipment placed in service by contractors.

Certain of our contracts may be fixed-price contracts, in which we may bear all or a significant portion of the risk for cost overruns. Under these fixed-price contracts, contract prices are established in part based on fixed, firm subcontractor quotes on contracts and on cost and scheduling estimates. These estimates may be based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials, and other issues. If these subcontractor quotations or cost estimates prove inaccurate, or if circumstances change, cost overruns may occur, and our financial results would be negatively impacted. In many cases, the incurrence of these additional costs would not be within our control.

We may have contracts in which we guarantee project completion by a scheduled date. At times, we may guarantee that the project, when completed, will achieve certain performance standards. If we fail to complete the project as scheduled, or if we fail to meet guaranteed performance standards, we may be held responsible for cost impacts and/or penalties to the customer resulting from any delay or for the costs to alter the project to achieve the performance standards. To the extent that these events occur and are not due to circumstances for which the customer accepts responsibility or cannot be mitigated by performance bonds or the provisions of our agreements with contractors, the total costs of the project could exceed our original estimates and our financial results would be negatively impacted.

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

Weaknesses in the Company’s internal controls and procedures could have a material adverse effect on the Company.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). In making its assessment of internal control over financial reporting as of August 31, 2006, management used the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management determined that a material weaknesses in our internal control over financial reporting existed as of August 31, 2006. See Item 9A — Controls and Procedures for a description of this material weakness.

The material weakness identified resulted in an adverse opinion by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting.

We are developing a remediation plan and intend to implement remediation measures during fiscal 2007, designed to remediate the material weakness in our internal controls by August 31, 2007 (See Item 9A — Controls and Procedures). We cannot assure you as to when the remediation plan will be fully implemented, nor can we assure you that additional material weaknesses will not be identified by our management or independent accountants in the future. In addition, even after the remedial measures are fully implemented, our internal controls may not prevent all potential error and fraud, because any control system, no matter how well designed, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved.

Accounting for the Arkansas River Agreement is not finalized

The Company completed the acquisition of the Arkansas River Water Rights and related assets as of August 31, 2006 and has provided purchase accounting based on initial valuations which may be subject to change.  We are continuing to evaluate future impacts on our balance sheet and statement of operations for fiscal years 2007 and continuing, which could result in a material impact to our financial statements.

Item 1B.                 Unresolved Staff Comments

None

Item 2.                    Properties

We currently occupy approximately 1,800 square feet of office space at a cost of $1,000 per month, which is leased from Ryan Clark, an indirect beneficial owner of greater than 5% of Pure Cycle common stock, at the address shown on the cover page. The lease is a month-to-month agreement that can be cancelled by either party at any time.

We own the following amounts of water and other items associated with the water rights — see “Item 1. Description of Our Water Assets and Related Service Agreements”:

•                  We own approximately 60,000 acre-feet of Arkansas River water represented by over 21,600 shares of the FLCC, approximately 17,500 acres of real property located in Bent, Otero and Prowers counties, Colorado and mineral rights and personal property associated with the real property.

•                  We own a total gross volume of 1,165,000 acre-feet (approximately 11,650 acre-feet per year) of non-tributary groundwater, an option to substitute 1,650 acre-feet of tributary surface water in exchange for a total gross volume of 165,000 acre-feet of non-tributary groundwater, and surface storage rights from the District.

•                  We are a party to two seventy-five year Rangeview Water Agreements with the District and the Land Board which entitle us to design, construct, operate and maintain the water and wastewater systems which serve customers within the District’s service area. In exchange, we receive 95% of all amounts received by the District for water services net of royalties totaling 12% of gross revenues to the Land Board, 100% of the District’s wastewater tap fees and 90% of the District’s wastewater usage fees.

•                  We own approximately 70,000 acre-feet of conditional water rights, water wells and related assets in the State of Colorado by assignment and quitclaim deed.

•                  We own 89.2 acre-feet of groundwater located in the Sky Ranch development. This represents 40% of the 223 acre-feet of groundwater we will own upon exercise of our rights under the Denver groundwater purchase agreement.

•                  We own an undivided 59.9% interest as a tenant-in-common in a 40-acre parcel of undeveloped land located in unincorporated Arapahoe County comprising the Rangeview Metropolitan District.

Item 3.                    Legal Proceedings

We are currently involved in a Finding of Reasonable Diligence review by the water court and the State Engineer which occurs every six years. For more information see Paradise Water Supply in Item 1 — Business above.

Item 4.                    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the quarter ended August 31, 2006.

PART II

Item 5.                                                           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)                           Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol PCYO.  The high and low sales prices of our common stock, by quarter, for the fiscal years ended August 31, 2006 and 2005 are presented with the Selected Quarterly Financial Information in Item 8 below.

(b)                           Holders

On October 31, 2006, there were 3,477 holders of record of our common stock.

(c)                           Dividends

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

(d)                                                                                  Securities authorized for issuance under equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	361,428	$4.13	1,477,500
Equity compensation plans not approved by security holders	300,000	$1.80	—
Total	661,428	$3.08	1,477,500

(e)                           Recent Sales of Unregistered Securities

None

Item 6.                    Selected Financial Data

Basic and diluted loss per share and weighted average shares outstanding for the years ended August 31, 2003 and 2002 reflect a 10-for-1 reverse split that was effective April 26, 2004.

	August 31,
In thousands (except per share data)	2006	2005	2004	2003	2002
Summary of Statement of Operations items:
Total revenues	$271.7	$234.7	$205.0	$225.4	$204.9
Gross margin	$197.8	$171.5	$144.4	$187.9	$177.1
Net loss	$(792.9)	$(1,050.9)	$(1,975.7)	$(321.0)	$(245.2)
Basic and diluted loss per share	$(0.05)	$(0.08)	$(0.22)	$(0.04)	$(0.03)
Weighted average shares outstanding	14,694	13,674	8,880	7,844	7,844

Summary Balance Sheet Information:
Current assets	$3,121.4	$5,740.3	$5,738.7	$593.5	$338.6
Total assets	$129,301.8	$26,046.5	$25,625.6	$20,413.4	$20,028.3
Long-term liabilities	$88,854.8	$10,004.4	$12,100.8	$15,980.2	$15,803.9
Total liabilities	$89,234.9	$10,693.7	$12,302.1	$16,032.0	$15,825.8
Equity	$40,066.9	$15,352.7	$13,323.5	$4,381.5	$4,202.5

The following items had a significant impact on our operations:

•                  In fiscal 2006 we acquired approximately $102.6 million of water and real property interests in the Arkansas River Valley. The consideration for these assets consisted of equity valued at approximately $36.2 million and Tap Participation Fees of approximately $66.1 million which are payable when we sell water taps. In addition, because we are deemed the indirect guarantor of certain promissory notes payable by HP A&M, we have recorded a liability for approximately $14.6 million with a corresponding receivable in equity. For more information see Note 3 in the accompanying financial statements.

•                  In fiscal 2006 we recognized $390,900 of gain related to the extinguishment of debt and the acquisition of certain CAA interests — see Note 6 in the accompanying financial statements.

•                  In fiscal 2004 we recognized a $1.1 million dollar loss related to the acquisition of certain CAA interests.

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operation

Readers are cautioned that forward-looking statements contained in this Form 10-K should be read in conjunction with our disclosure under the heading: “SAFE HARBOR STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995” on page 3.

General

Pure Cycle is an investor owned water and wastewater service provider engaged in the design, operation and maintenance of water and wastewater systems. We operate primarily in the Denver metropolitan area and own nearly 12,000 acre-feet of groundwater in the Denver area. We also own approximately 60,000 acre-feet of Arkansas River water, we have the exclusive rights to use over 17,000 acre-feet of groundwater located at the Lowry Range Property through the year 2081, and we own 70,000 acre-feet of conditional water rights on the western slope of Colorado. We plan to utilize our Denver assets and our Arkansas River water to provide large scale residential/commercial water and wastewater services to customers located along the Front Range of Colorado. We are also exploring new ways to use our western slope water for municipal or agricultural purposes along the western slope of Colorado.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP, which requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

We have identified certain key accounting policies on which our financial condition and results of operations are dependent. These key accounting policies most often involve complex matters and are based on subjective judgments or decisions. In the opinion of management, our most critical accounting policies are those related to revenue recognition, impairment of water assets and other long-lived assets, depletion and depreciation, accounting for Participating Interests in Export Water, Tap Participation Fees, royalty and other obligations, and income taxes. Management periodically reviews its estimates, including those related to the recoverability and useful lives of assets. Changes in facts and circumstances may result in revised estimates.

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

Proceeds from tap sales and construction fees are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. Tap fees and construction fees derived from agreements for which we construct infrastructure the customer will own are recognized in accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts, whereby we recognize tap fees and construction fees as revenue and costs of construction based on the percentage-of-completion method.  Tap fees and construction fees derived from agreements for which we will own the infrastructure are recognized in accordance with Staff Accounting Bulletin No. 104 Revenue Recognition (“SAB 104”), whereby the up front fees are recognized ratably over the estimated service life of the facilities constructed, starting at completion of construction. Because we own these facilities, we capitalize construction costs and amortize those as costs of revenue over the assets estimated useful life.

We recognize water and wastewater usage revenues upon delivery of water and collection of wastewater, in the month in which the services are performed. Water service fees are based upon metered water deliveries to customers plus base charges. Wastewater customers are charged flat monthly fees.

Impairment of Water Assets and Other Long-Lived Assets

We review our long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows we expect to be generated by the eventual use of the asset (the fair value). If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. We believe there were no impairments in the carrying amounts of our investments in water and water systems at August 31, 2006.

Accounting for CAA Payments

The balance sheet liability captioned “Participating Interests in Export Water Supply” (the “Participating Interests”) represents an obligation which arose under the Water Commercialization Agreement (the “WCA”), as amended by the CAA.

Upon entering into the CAA, we recorded an initial liability of approximately $11.1 million, which represents the cash we received and used to purchase our Export Water Supply. In return we agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the Participating Interest holders. In accordance with EITF Issue No 88-18 Sales of Future Revenues, the obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability is not reflected on our balance sheet because the obligation to pay this is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.

As of August 31, 2006, the remaining Participating Interests liability reflected on our balance sheet totaled $6.5 million, and the contingent liability not reflected on our balance sheet totaled $12.2 million. For more information see “Note 4  — Participating Interests in Export Water” to the accompanying financial statements.

Tap Participation Fees

On August 31, 2006 we acquired 60,000 acre-feet of Arkansas River water along with real property and other associated rights. As consideration for these assets we agreed to pay HP A&M, among other items, 10% of our tap fees on the sale of the next 40,000 water taps, of which, 39,470 water taps remain to be paid (during the due diligence period specified in the Arkansas River Agreement, HP A&M sold certain property rights which pursuant to the Arkansas River Agreement were deemed in effect Tap Participation Fee payments, the value of these equated to 530 taps under the tap participation section of the Arkansas River Agreement). This purchase was accounted for pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations (“SFAS 141”). Due to the fact that the Tap Participation Fee is payable to HP A&M based on the tap fees in effect at the time of the sale of the taps and due to our inability to reasonably identify the start date of the required payments or the timing of the required payments, we are not able to reasonably estimate the total Tap Participation Fees payable to HP A&M . Since the Arkansas River Agreement calls for contingent payments that might be considered additional costs of the asset at the date when paid, SFAS 141 required us to record a liability equal to the excess of the fair value of the acquired assets over the fair value of the purchase consideration. This liability is non-interest bearing and will only be paid once we receive tap fees. For more information see “Note 3 — Water, Water Systems and Service Agreements” in the accompanying financial statements.

Contingent Obligations Payable Upon Default by HP A&M

Certain of the properties we acquired are subject to outstanding promissory notes and accrued interest totaling approximately $14.6 million, which are secured by deeds of trust on the properties acquired. We did not assume any of these promissory notes, and we are not responsible for making any of the required payments under these notes.  This responsibility remained solely with HP A&M. In the event of default by HP A&M, at our sole discretion, we have the option to assume any of the notes in default and make payments pursuant to the notes. If HP A&M defaults on the promissory notes, we can foreclose on a defined amount of stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Pursuant to Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (as amended), our option to assume HP A&M’s obligations under any defaulted promissory notes is considered an indirect guarantee of debt because if we do not cure the default we would lose some of the acquired land and water rights. Thus, the outstanding balance of the promissory notes has been reflected as a liability in the accompanying balance sheet. Additionally, we have recorded a receivable in our equity section from HP A&M for the same amount as the liability, since we would recover any amounts paid in the event of default by HP A&M by recovering stock and Tap Participation Fee interests from HP A&M. The recorded liability and the contra-equity receivable will be reduced as HP A&M makes its scheduled payments to the note holders.

Royalty and other obligations

Revenues from the sale of Export Water are shown net of royalties payable to the Land Board. Revenues from the sale of water on the Lowry Range Property are shown net of the royalties to the Land Board and the fees retained by the District.

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

Results of Operations

Executive Summary

The results of our operations for the years ended August 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Millions of gallons of water delivered	56.6	52.3	56.3
Water revenues	$163,600	$152,300	$145,500
Water delivery operating costs	$56,600	$50,700	$45,700
Gross margin %	65%	67%	69%

Wastewater treatment revenues	$59,000	$57,500	$55,100
Wastewater treatment operating costs	$9,300	$8,800	$11,200
Gross margin %	84%	85%	80%

General and administrative expenses	$1,544,500	$1,315,300	$794,000

Water and Wastewater Usage Revenues

During fiscal 2006 and 2004 we delivered approximately the same amount of water to our customers. However, due to increased water usage fees in fiscal 2005 and 2006, the fiscal 2006 water usage revenues are 12% higher than fiscal 2004. During fiscal 2005 water deliveries were down, which is mainly due to the Front Range experiencing more precipitation in 2005 then in 2004, and therefore, our customers used less water for irrigation purposes. However, because of the higher rates in fiscal 2005, the water usage charges exceeded that of fiscal 2004. Fiscal 2006 usage fees were higher than fiscal 2005 due to higher water usage and higher rates.

Our water service charges are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established based on the average of three surrounding communities, referred to as our rate-based districts. Table 2 included above in Item 1 — Description of Business, outlines our tiered pricing structure and changes during fiscal 2006, 2005 and 2004, respectively. Usage fees increased effective July 1, 2006 and July 1, 2005, which was based on increases at our rate-based districts.

Our wastewater customers are charged flat monthly fees based on the number of tap connections they have. Wastewater usage fees increased July 1, 2005 from $33.70 to $34.80 per wastewater tap per month, which accounts for the changes in revenues between the fiscal years.

Gross margins for water and wastewater operations have remained consistent in all three years presented, with the exception of the wastewater margin in 2004 which was impacted by certain costs incurred to increase the efficiency of the system. During fiscal 2006, and for all years presented, we reclassified certain energy bills from general and administrative expenses to water delivery operating costs to more accurately reflect the costs of delivering the water.

General and Administrative and Other Expenses

General and administrative expenses for the fiscal year ended August 31, 2006 were impacted by the adoption of SFAS No. 123 (revised 2004) Share Based Payment (“SFAS 123(R)”). For fiscal 2006 we recorded stock-based compensation expense of $209,600. There was no stock-based compensation recorded in fiscal 2005 or 2004. Without stock-based compensation expenses, general and administrative expenses in fiscal 2006 would have been $1,334,900. This is an increase over fiscal 2005 general and administrative expenses of $19,600 and an increase of $540,900 over fiscal 2004 general and administrative expenses.

Other increases in general and administrative expenses for the three fiscal years presented are due mainly to the following factors:

•                  Salaries and related expenses (including SFAS 123(R) expenses and healthcare costs) totaled approximately $945,800, $690,500 and $466,500 for the fiscal years ended August 31, 2006, 2005 and 2004, respectively. Without the effects of SFAS 123(R), salary and related expenses in fiscal 2006 would have been $736,200, which is an increase over fiscal 2005 of $45,700. This increase is mainly attributable to a $250,000 bonus to our President in fiscal 2006 versus a $150,000 bonus in fiscal 2005 offset by reduced monthly salary and healthcare expenses due to the passing away of our former CEO in June 2005.

•                  Professional fees totaled approximately $187,400, $173,500 and $127,400 for the fiscal years ended August 31, 2006, 2005 and 2004, respectively.  This increase is a result of higher audit and audit related fees and increased legal expenses due to certain transactions completed in fiscal 2006 and 2005.

•                  Fees related to our board of directors totaled approximately $131,600, $110,800 and $49,700 for the fiscal years ended August 31, 2006, 2005 and 2004, respectively. Board and related fees have increased since fiscal 2004 due to the addition of several new committees and the addition of a new board member in each of fiscal 2006 and 2005. Each time we add a new board member, that member receives $10,000 (which is then paid annually) and an option to purchase 5,000 shares of the common stock. Board members receive $500 per meeting that they attend, in person or telephonically. This account also includes the amortization of the premiums we pay for directors and officers insurance.

•                  We entered into various insurance policies related to the construction of the Fairground water system which cost approximately $12,900 during fiscal 2006.

•                  The above increases are offset by the following decreases:

•                  Public entity costs were $86,700, $141,000 and $35,500 for the fiscal years ended August 31, 2006, 2005 and 2004, respectively. Public entity costs increased in fiscal 2005 due mainly to higher franchise taxes due to our secondary offering in late fiscal 2004 which increased our shares outstanding (combined with an increase in our authorized shares) and net assets. In late fiscal 2005 we decreased the number of shares authorized and therefore our franchise taxes decreased substantially. Public entity costs also includes the annual listing costs paid to NASDAQ which increased as a result of additional shares outstanding due to option exercises and other stock issuances.

•                  Decreases in funding requests by the District. The expensed portions of the funding requests paid to the District totaled $48,500, $79,800 and $63,600 for the fiscal years ended August 31, 2006, 2005 and 2004. Funding requests vary depending on the water usage revenues generated and the level of operations at the District.

Interest income totaled approximately $191,000, $149,600 and $42,700 in fiscal 2006, 2005 and 2004, respectively, which is interest earned on the temporary investment of capital in available-for-sale securities and interest accrued on the note payable by the District. The increase from 2004 to 2005 was due primarily to funds being invested in securities for all of 2005 versus a few months in 2004 offset by a lower prime rate, which is the base factor in the District’s note receivable. The increase from 2005 to 2006 is due to higher interest rates on the temporary investment of funds and higher prime rate, both due to the Federal Reserve raising rates consistently throughout fiscal 2006.

Interest expense — related parties was approximately $7,100, $21,400 and $141,700 in fiscal 2006, 2005 and 2004, respectively. The significant decrease from 2004 to 2006 was due to repayments of related party debt. In late fiscal 2004 we retired $3.6 million of related party debt (which included accrued interest) and in December 2005 we retired $558,800 of related party debt (which included accrued interest). See Note 13 in the accompanying financial statements.

Interest expense — non-related parties was approximately $19,300, $12,600 and $32,200 in fiscal 2006, 2005 and 2004, respectively. The increase from fiscal 2005 to fiscal 2006 was due to increases in interest rates. The decrease from fiscal 2004 to fiscal 2005 was due to decreases in interest rates when the Federal Reserve was lowering interest rates. In August 2006, we extinguished all remaining notes payable with non-related parties, which is described further in Note 6 to the accompanying financial statements. Based on this, as of August 31, 2006, we longer have any interest accruing debt instruments.

Our net losses in fiscal 2006, 2005 and 2004 were approximately $792,900, $1.05 million and $1.97 million, respectively. The decreases in the net losses for each year are mainly attributable to the reasons noted above, and in fiscal 2006 we recorded a gain on the extinguishment of CAA obligations and non-related party debt totaling approximately $390,900.

Liquidity and Capital Resources

Our working capital, defined as current assets less current liabilities, at August 31, 2006 was approximately $2.7 million, and we had cash and cash equivalents and marketable securities on hand totaling $2.9 million at August 31, 2006. We believe that at August 31, 2006, we have sufficient working capital to fund our operations for the next year. However, there can be no assurance that we will be successful in marketing the water from our primary water projects in the near term. In the event increased revenues and cash flows from providing water and wastewater services are not achieved, we may incur additional short or long-term debt or seek to sell additional equity securities to generate working capital to support our operations.

Development of the water that we own, have rights to use, or may seek to acquire, will require substantial capital investments. We anticipate that capital required for the development of the water and wastewater systems will be financed through the sale of water taps to developers and water delivery charges to users. A water tap charge refers to a charge we impose to fund construction of Wholesale Facilities and permit access to a water delivery system (e.g., a single-family home’s tap into our water system), and a water service charge refers to a water customer’s monthly water bill, generally charged per 1,000 gallons of water delivered to the customer. We anticipate tap fees will be sufficient to generate funds with which we can design and construct the necessary Wholesale Facilities. However, once we receive tap fees from a developer, we are contractually obligated to construct the Wholesale Facilities for the taps paid for, even if our costs are not covered by the fees we receive. We can not assure you that our source of cash will be sufficient to cover all our capital costs.

On August 31, 2006, we finalized the Arkansas River Agreement whereby we purchased approximately 60,000 acre-feet of Arkansas River water, real property and certain other related assets. As consideration for these assets, in addition to other consideration, we agreed to pay HP A&M 10% of our tap fees received on the sale of the next 40,000 water taps. We can not reasonably estimate how much will ultimately be paid to HP A&M but expect it to be in excess of $60 million. Tap participation payments are not payable to HP A&M until we receive tap fees. The recorded liability on our balance sheet is a non-interest bearing liability and is more fully described in the Critical Accounting Policies — Tap Participation Fee section above.

We are obligated to pay the FLCC water assessment charges which are the charges assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal. Based on historical information obtained from HP A&M, we anticipate paying water assessment charges of approximately $265,000 annually.

See Contingent Obligations Payable Upon Default by HP A&M in the Critical Accounting Policies section above regarding our option to assume certain promissory notes in the event of default by HP A&M.

On August 3, 2005, we entered into the County Agreement to provide water service to the Fairgrounds. Pursuant to the County Agreement, funding of $1.25 million for the construction of the Special Facilities will come from the County and will be provided as follows:  (i) an initial payment of $397,000 (received in August 2005), and (ii) $848,000 paid over ten years, which includes interest at 6%, which based on currently scheduled payments will result in us receiving $286,000 in interest. Upon the delivery of a water rights warranty deed by the County to us for approximately 336 acre-feet of groundwater, the amount payable over ten years will be reduced by approximately $240,000, which is the value of groundwater.

In accordance with SAB 104, upon completion of construction of the Fairgrounds facilities and the initiation of water service to the Fairgrounds in July 2006, we began ratably recognizing tap fee revenue as income. The tap fees received from the County are being recognized in income over the estimate useful life of the constructed assets, or 30 years. As of August 31, 2006, we recognized revenues of approximately $1,200 representing one month of income.

On October 31, 2003, and then on May 14, 2004, we entered into the Sky Ranch Agreements with the developer of Sky Ranch. Pursuant to the Sky Ranch Agreements we will provide water for all homes and buildings to be constructed at Sky Ranch, which could go as high as 4,850 SFE units. Pursuant to the Sky Ranch Agreements, the developer must purchase at least 400 water taps before occupancy of the first home. The Sky Ranch Agreements permit the developer to add additional taps annually, with at least 310 taps to be purchased each year after construction begins. This schedule is designed to provide us with adequate funds with which to construct the Wholesale Facilities needed to provide water service to the areas being developed.

To the extent that water service is provided using Export Water, we are required to pay a royalty to the Land Board equal to 12% of the net revenue after deducting direct and indirect costs, including a reasonable charge for overhead, associated with the withdrawal, treatment and delivery of Export Water. If the developer exercises its option to purchase Export Water, we expect to dedicate approximately 1,200 acre-feet, or approximately 10%, of our Export Water supply (which is about 4.2% of our overall Rangeview Water Supply) for the Sky Ranch project. We estimate we will spend approximately $25.0 million for infrastructure costs related to the development and delivery of water to the Sky Ranch development.

At August 31, 2006, we had outstanding debt to one related party totaling approximately $26,500, all other interest bearing notes were repaid or extinguished during fiscal 2006 as described in the accompanying financial statements. The remaining note payable is due in October 2007 and does not accrue interest.

Operating Activities

Operating activities include revenues we receive from the sale of water and wastewater services to our customers, costs incurred in the delivery of those services, general and administrative expenses, and depletion/depreciation expenses.

Cash used in operating activities was approximately $767,600, $818,300 and $527,600 for the fiscal years ended August 31, 2006, 2005 and 2004 respectively. Cash used in operations decreased from fiscal 2005 to 2006 due to lower salaries following the passing away of our former CEO and decreased health insurance costs for the same reason and because we switched to a new insurance provider, offset by an increase in management bonuses and increased board of director fees, annual retainers, and insurance. The increase from fiscal 2004 to 2005 was mainly due to management bonuses, increased health care costs, higher board fees and higher legal and accounting fees.

During fiscal 2006, 2005 and 2004 we accrued interest on the note receivable from the District of approximately $21,500, $16,900 and $13,900, respectively. The increase is caused by increases in interest rates. These amounts were offset by decreases in accrued interest on notes payable of approximately $26,400, $34,000 and $173,900 in fiscal 2006, 2005 and 2004, respectively. The decreases in interest expense are due to the extinguishment of $896,000 of principal and accrued interest in August 2006, the repayment of $558,800 of notes payable to a related party in December 2005 and the repayment of $1.6 million of debt along with approximately $2.0 million of accrued interest in fiscal 2004. Following the extinguishment of the debt in August 2006, we no longer have any interest bearing notes outstanding so cash required for operations during fiscal 2006 related to debt should remain lower than in previous years. We will continue to provide domestic water and wastewater service to customers in our service area and we will continue to operate and maintain our water and wastewater systems with our own employees.

Investing Activities

We continue to invest in the acquisition, development and maintenance of our water systems. On August 31, 2006 we acquired the Arkansas River water, represented by the shares in the FLCC and certain other real and personal property, in exchange for equity and a Tap Participation Fee payable when we sell water taps. We expended $173,100 related to legal and engineering costs associated with this acquisition, which have been capitalized as part of the costs of the Acquired Assets and have accrued an additional $77,800 of legal and engineering costs which were paid in fiscal 2007.

During fiscal 2006, we invested approximately $2.4 million in the construction of the facilities required to provide water service to the Fairgrounds which was completed in July 2006. However, we anticipate certain expenditures related to the construction to continue in fiscal 2007, which have been accrued as of August 31, 2006.

We intend to exercise our rights to acquire the next 40% of the Sky Ranch groundwater pursuant to the agreement for the purchase of Denver Aquifer groundwater for $100,000 in fiscal 2007 ($50,000 was due in fiscal 2006 and we are currently working with the developer of Sky Ranch on finalizing this purchase but the purchase was not recorded during fiscal 2006 because we had not received the water rights deed as of year end nor have we received the deed as of the date of this filing).

We also continue to invest in legal and engineering fees associated with certain water rights, and we continue to invest in the right-of-way permit fees to the Department of Interior Bureau of Land Management and legal and engineering costs for our Paradise Water Supply.

Cash provided by (used in) investing activities for fiscal 2006, 2005 and 2004 was approximately ($1.64) million, $197,900 and ($4.1) million, respectively. As noted above the most significant investments in fiscal 2006 related to the construction of the Fairgrounds water system and costs incurred in connection with the acquisition of the Arkansas River water. During fiscal 2005, we maintained temporary investments of funds generated from the equity offering in fiscal 2004 and capitalized approximately $404,500 of costs related to our water assets, which included approximately $223,000 related to the start of construction of the Fairgrounds water system. During fiscal 2005, we received option payments totaling $60,400 from the developer of Sky Ranch related to the potential use of Export Water. Fiscal 2004 included the initial investment of funds from the equity offering and the receipt of $50,000 of Sky Ranch option fees. We capitalize certain acquisition, legal, engineering and permitting costs relating to the improvement of our water assets. As of August 31, 2006, Sky Ranch option payments totaling $60,400 are past due. We are working with the developer of Sky Ranch to collect these amounts but have no assurances as to when the amounts will be paid.

Financing Activities

Cash provided by financing during fiscal 2006, 2005 and 2004 was approximately $807,500, $1.0 million and $5.7 million, respectively. In fiscal 2006 the main financing item was $1.18 million of cash received from persons exercising outstanding options and warrants offset by $195,600 of debt payments to retire debt with our former CEO and $174,900 paid to CAA holders related to the County Agreement. Fiscal 2005 cash provided by financing activities included the receipt of approximately $676,500 related to exercises of stock options and the receipt of $397,200 of special facilities funding from the County. Fiscal 2004 cash provided by financing activities included the receipt of approximately $10.6 million from the sale of stock in the equity offering and from the exercise of warrants. The equity offering proceeds were partially offset by the repurchase of certain CAA interests for $2.8 million in cash and repayment of $2.1 million of debt.

Impact of Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R) which is a revision of SFAS 123 and addresses the accounting for employee stock options. We adopted SFAS 123(R) effective September 1, 2005 as further described in “Note 2 — Summary of Significant Accounting Policies” in the accompanying financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and expands disclosure requirements pertaining to fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect this guidance to have an impact on our results of operations or financial position.

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement implications of tax positions taken or expected to be taken in a company’s tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure of such positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact FIN 48 will have on our results of operations and financial position.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement is effective for the Company as of September 1, 2006 and the Company continues to evaluate the impact the adoption of the standard will have on the Company’s results of operations, if any.

In November 2005, the FASB issued SFAS 115-1 and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“SFAS 115-1 and 124-1”), which clarifies when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain related disclosures. SFAS 115-1 and 124-1 is required to be applied to reporting periods beginning after December 15, 2005. The adoption of SFAS 115-1 and 124-1 had no impact on the Company’s financial statements.

Total Contractual Cash Obligations

	Payments due by period
Contractual obligations	Total	less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$26,542	$—	$26,542	$—	$—
Operating lease obligations	12,000	12,000	(a)	(a)	(a)
Purchase obligations (b)	117,287	117,287	—	—	—
Other long-term liabilities reflected on the Registrant’s balance sheet under GAAP:
Participating Interests in Export Water	6,514,116	(c)	(c)	(c)	(c)
Tap Participation Fees payable to High Plains A&M, LLC	66,102,825	(d)	(d)	(d)	(d)
Contingent obligations payable upon default by HP A&M	14,597,816	(e)	(e)	(e)	(e)
Total	$87,370,586	$129,287	$26,542	$—	$—

(a)             Our only operating lease is related to our office space. The lease is month-to-month and is cancelable upon thirty days notice. Due to this not being a long-term lease, payments can not be reasonably estimated beyond one year.

(b)            This amount relates to final payments on construction contracts for the Fairgrounds water system which were paid subsequent to our fiscal year end.

(c)             The Participating interest liability is payable to the CAA holders upon the sale of Export Water, and therefore, the timing of the payments is uncertain and not reflected in the above table by period.

(d)            The Tap Participation fees are payable to HP A&M when we sell water taps and therefore the timing of the payments is uncertain and not reflected in the above table by period.

(e)             The contingent obligations payable upon default by HP A&M, although recorded as a liability in the accompanying balance sheet, are the responsibility of HP A&M. Our liability arises if HP A&M defaults on its promissory notes and we choose to meet their obligations. Because we can not reasonably estimate when or if HP A&M will default on the promissory notes, and therefore can not reasonably estimate when, or if, we will choose to expend our current assets to cure HP A&M’s default, we can not estimate the cash requirements by period on the Company related to these promissory notes.

7A.              Quantitative and Qualitative Disclosures About Market Risk

General. Pure Cycle is exposed to market risks that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows due primarily to changing interest rates and changes in tap fees and usage rates at our rate based districts. Additionally, due to the promissory notes on the land we acquired which we may elect to pay in the event of default by HP A&M, we are subject to market risks impacting the ability of HP A&M to make the required payments. The following discussion provides additional information regarding these market risks.

Interest Rates. The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term investments, consisting primarily of United States Treasury Obligations and other investment grade debt securities. As of August 31, 2006, the fair value of our investments was approximately $2.5 million with maturity dates through December 2007. A hypothetical 50 basis point change in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

Rates and Charges. Our rates and charges are based on the average of our rate based districts and could vary dramatically from year to year. The rates charged by our rate based districts might not provide us sufficient funds to support our operations and capital required to fund construction activities. Based on the increases in taps fees and usage charges at our rate based districts over the last several years as noted in Table 1 above, we expect rates and charges to continue to be sufficient to meet our operational and construction needs.

Promissory Notes: We, at our sole discretion, have the option, in the event of default on promissory notes by HP A&M, to assume HP A&M’s liability for said promissory notes which are secured by deeds of trust on the land we acquired from HP A&M. To mitigate the risk of loss to the Company, we have the ability to recover the costs we might incur on the promissory notes by foreclosing on Pure Cycle common stock held in escrow that is owned by HP A&M and we can reduce the Tap Participation Fees payable to HP A&M by twice the amount of promissory notes in default.

Item 8.                          Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors

Pure Cycle Corporation:

We have audited the accompanying balance sheets of Pure Cycle Corporation (the “Company”) as of August 31, 2006 and 2005 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation at August 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pure Cycle Corporation’s internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting because of the existence of a material weakness.

/s/ Anton Collins Mitchell LLP

Denver, Colorado

November 10, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors

Pure Cycle Corporation:

We have audited management’s assessment, included in Item 9A. Controls and Procedures, that Pure Cycle Corporation (the “Company”) did not maintain effective internal control over financial reporting as of August 31, 2006, because of the effects of the material weakness whereby the Company has inadequate controls over the process for the identification and implementation of the proper accounting for certain transactions which resulted in material audit adjustments, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The Company’s closing process failed to identify all necessary accounting adjustments. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated November 10, 2006 on those financial statements.

In our opinion, management’s assessment that the Company did not maintains effective internal control over financial reporting as of August 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statement referring to the Company’s formal remediation plan, or the implementation thereof.

/s/ Anton Collins Mitchell LLP

Denver, Colorado

November 10, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pure Cycle Corporation:

We have audited the accompanying statements of operations, stockholders’ equity and comprehensive loss, and cash flows for Pure Cycle Corporation (the Company) for the year ended August 31, 2004.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Pure Cycle Corporations’ operations and their cash flows for the year ended August 31, 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Denver, Colorado

October 29, 2004

PURE CYCLE CORPORATION

BALANCE SHEETS

	August 31,
ASSETS:	2006	2005
Current assets:
Cash and cash equivalents	$374,069	$1,973,882
Marketable securities	2,529,406	3,481,035
Trade accounts receivable	65,420	50,059
Interest receivable	36,880	21,788
Prepaid expenses	50,825	38,667
Current portion of construction proceeds receivable	64,783	—
Export water proceeds to be remitted to escrow agent	—	174,890
Total current assets	3,121,383	5,740,321

Investments in water and water systems, net	124,923,693	19,871,321

Construction proceeds receivable, less current portion	800,172	—
Note receivable – Rangeview Metropolitan District, including accrued interest	452,230	430,722
Property and equipment, net	4,287	4,088
Total assets	$129,301,765	$26,046,452

LIABILITIES:
Current liabilities:
Accounts payable	$34,650	$28,119
Accrued liabilities	289,596	31,519
Deferred revenues	55,800	420,309
Payable to contingent obligation holders	—	174,890
Royalties payable to Land Board	—	34,522
Total current liabilities	380,046	689,359

Long-term debt – related parties, including accrued interest	26,542	551,661
Long-term debt, including accrued interest	—	903,260
Deferred revenues, less current portion	1,613,515	397,235
Participating Interests in Export Water Supply	6,514,116	8,152,202
Tap Participation Fee payable to HP A&M	66,102,825	—
Contingent obligations payable upon default by HP A&M	14,597,816	—
Total liabilities	89,234,860	10,693,717

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock:
Par value $.001 per share, 25 million shares authorized; Series B – 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433

Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 18,348,834 and 14,256,827 shares outstanding	61,602	47,770
Additional paid-in capital	80,609,875	40,050,159
Treasury stock, at cost, 130,279 and 73,154 shares of common stock	(1,009,534)	(554,939)
Accumulated comprehensive (loss) income	(10,654)	3,453
Receivable from HP A&M in event of default	(14,597,816)	—
Accumulated deficit	(24,987,001)	(24,194,141)
Total stockholders’ equity	40,066,905	15,352,735
Total liabilities and stockholders’ equity	$129,301,765	$26,046,452

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF OPERATIONS

	For the Years Ended August 31,
	2006	2005	2004

Revenues:
Metered water usage	$163,560	$152,247	$145,490
Wastewater treatment fees	59,008	57,453	55,050
Sky Ranch options	44,416	21,619	—
Special facility funding	3,494	—	—
Water tap fees	1,191	—	—
Other	—	3,335	4,416
Total revenues	271,669	234,654	204,956

Expenses:
Water service operations	(56,559)	(50,722)	(45,702)
Wastewater service operations	(9,261)	(8,835)	(11,196)
Depletion and depreciation	(8,078)	(743)	(795)
Other	—	(2,858)	(2,889)
Total cost of revenues	(73,898)	(63,158)	(60,582)
Gross margin	197,771	171,496	144,374

General and administrative expenses	(1,544,516)	(1,315,320)	(793,991)
Depreciation	(12,004)	(7,148)	(4,948)
Operating loss	(1,358,749)	(1,150,972)	(654,565)

Other income (expense):
Interest income	190,987	149,611	42,683
Interest expense - related parties	(7,120)	(21,359)	(141,735)
Interest expense	(19,258)	(12,598)	(32,196)
Gain (loss) on sales of marketable securities	10,414	(15,563)	11,996
Amortization of warrants	—	—	(75,600)
Gain (loss) on extinguishment of contingent obligations and debt	390,866	—	(1,126,239)

Net loss	$(792,860)	$(1,050,881)	$(1,975,656)

Net loss per common share – basic and diluted	$(.05)	$(.08)	$(.22)

Weighted average common shares outstanding – basic and diluted	14,693,585	13,674,156	8,879,771

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED AUGUST 31, 2006, 2005 AND 2004

							Additional	Accumulated	Receviable from HP A&M
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	in event	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	of default	Deficit	Total
August 31, 2003 balance:	10,487,513	$10,488	7,843,976	$26,146	—	$—	$25,512,427	$—	$—	$(21,167,604)	$4,381,457
Preferred stock converted to common stock	(10,055,000)	(10,055)	1,737,648	5,792	—	—	4,263	—	—	—	—
Equity offering less expenses of $1.16 million	—	—	1,026,263	3,421	—	—	8,063,459	—	—	—	8,066,880
Warrants exercised	—	—	2,182,147	7,274	—	—	1,628,525	—	—	—	1,635,799
Stock options exercised	—	—	485,589	1,619	—	—	872,444	—	—	—	874,063
Contingent obligation acquired	—	—	40,512	135	—	—	325,987	—	—	—	326,122
Unrealized losses on marketable securities	—	—	—	—	—	—	—	14,834	—	—	14,834
Net loss	—	—	—	—	—	—	—	—	—	(1,975,656)	(1,975,656)
Comprehensive loss											(1,960,822)
August 31, 2004 balance:	432,513	433	13,316,135	44,387	—	—	36,407,105	14,834	—	(23,143,260)	13,323,499
Reimbursement to former CEO	—	—	300,000	1,000	—	—	2,414,000	—	—	—	2,415,000
Warrants exercised	—	—	29,714	99	—	—	(99)	—	—	—	—
Stock options exercised	—	—	684,132	2,284	(73,154)	(554,939)	1,229,153	—	—	—	676,498
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(11,381)	—	—	(11,381)
Net loss	—	—	—	—	—	—	—	—	—	(1,050,881)	(1,050,881)
Comprehensive loss											(1,062,262)
August 31, 2005 balance:	432,513	433	14,329,981	47,770	(73,154)	(554,939)	40,050,159	3,453	—	(24,194,141)	15,352,735
Gain on extinguishment of related party debt	—	—	—	—	—	—	363,208	—	—	—	363,208
Contingent obligation acquired and extinguishment of debt	—	—	242,169	807	—	—	2,127,389	—	—	—	2,128,196
Arkansas River water acquisition	—	—	3,000,000	10,000	—	—	36,230,000	—	(14,597,816)	—	21,642,184
Warrants exercised	—	—	15,520	52	—	—	27,884	—	—	—	27,936
Stock options exercised	—	—	891,443	2,973	(57,125)	(454,595)	1,601,624	—	—	—	1,150,002
Stock based compensation	—	—	—	—	—	—	209,611	—	—	—	209,611
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(14,107)	—	—	(14,107)
Net loss	—	—	—	—	—	—	—	—	—	(792,860)	(792,860)
Comprehensive loss											(806,967)
August 31, 2006 balance:	432,513	$433	18,479,113	$61,602	(130,279)	$(1,009,534)	$80,609,875	$(10,654)	$(14,597,816)	$(24,987,001)	$40,066,905

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS

	For the years ended August 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(792,860)	$(1,050,881)	$(1,975,656)
Adjustments to reconcile net loss to net cash used for operating activities:
Stock based compensation expense included with general and administrative expenses	209,611	—	—
Interest accrued on long-term debt – related parties	7,120	21,360	141,735
Interest accrued on long-term debt	19,258	12,597	32,197
Loss (gain) on sales of marketable securities	(10,414)	15,563	(11,996)
Depreciation	19,229	7,148	4,948
Depletion	853	743	795
Interest added to note receivable – Rangeview Metropolitan District	(21,508)	(16,917)	(13,903)
Amortization of warrants	—	—	75,600
Extinguishment of contingent obligations and debt	(390,866)	—	1,126,241
Changes in operating assets and liabilities:
Export water proceeds to be remitted to escrow agent	174,890	(174,890)	—
Trade accounts receivable	(15,361)	179	17,449
Interest receivable and prepaid expenses	(27,250)	(1,862)	(57,152)
Accounts payable and accrued liabilities	19,957	(124,235)	132,102
Deferred revenues	39,754	492,933	—
Net cash used for operating activities	(767,587)	(818,262)	(527,640)

Cash flows from investing activities:
Investments in water and water systems	(2,411,746)	(404,519)	(135,870)
Capitalized acquisition costs	(173,110)	—	—
Purchase of marketable securities	(3,885,238)	(5,424,071)	(8,076,016)
Sales and maturities of marketable securities	4,833,174	5,971,735	4,047,203
Purchase of property and equipment	(2,781)	(5,660)	—
Sky Ranch option payments received	—	60,400	50,000
Net cash (used) provided by investing activities	(1,639,701)	197,885	(4,114,683)

Cash flows from financing activities:
Proceeds from the sale of common and preferred stock, net	1,177,938	676,498	10,576,743
Construction funding	—	397,235	—
Reimbursement to former CEO	—	(50,555)	—
Payments to contingent liability holders	(174,890)	(3,120)	(50,000)
Payments to purchase contingent liabilities	—	—	(2,750,000)
Payments on long-term debt – related parties	(195,573)	—	(2,085,999)
Net cash provided by financing activities	807,475	1,020,058	5,690,744

Net change in cash and cash equivalents	(1,599,813)	399,681	1,048,421
Cash and cash equivalents – beginning of year	1,973,882	1,574,201	525,780
Cash and cash equivalents – end of year	$374,069	$1,973,882	$1,574,201

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2006, 2005 AND 2004

NOTE 1 — ORGANIZATION

Description of Business. Pure Cycle Corporation (the “Company”) was incorporated in Delaware in 1976. The Company owns water assets located in the Denver, Colorado metropolitan area, in the Arkansas River valley and on the western slope of Colorado. The Company is currently using its water assets located in the Denver metropolitan area to provide water and wastewater services to customers located in and around its service area. The Company operates water and wastewater systems and provides services which include the design and construction of the systems as well as the operation and maintenance of the systems. The Company’s main focus is to provide water and wastewater service to customers within its service area and other areas throughout the Denver metropolitan area and the Front Range of Colorado.

The Company believes that at August 31, 2006, it has sufficient working capital and financing sources to fund its operations for at least the next year. However, there can be no assurances that the Company will be successful in marketing the water from its primary water projects on terms that are acceptable to the Company. The Company’s ability to ultimately realize its investment in its primary water projects is dependent on its ability to successfully market the water, or in the event it is unsuccessful, to sell the underlying water assets. In the event increased sales are not achieved, the Company may incur additional short or long-term debt or seek to sell additional shares of the Company’s common or preferred stock, as deemed necessary by the Company, to generate sufficient working capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. The Company generates revenues mainly from three sources; (i) water and wastewater tap fees, (ii) construction fees, and (iii) monthly water usage fees and wastewater service fees. Emerging Issues Task Force Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), governs how to identify when goods or services, or both, that are separately delivered but included in a single sales arrangement should be accounted for separately. Based on the criteria of EITF 00-21, the Company accounts for each of the items addressed in its service agreements separately.

Proceeds from tap fees and construction fees are deferred upon receipt and recognized in income based on whether or not the Company owns the infrastructure constructed with the proceeds. Tap fees and construction fees derived from agreements in which the customer will own the assets constructed with the fees (for example the assets constructed for use on the Lowry Range Property pursuant to the Company’s service agreement with the Rangeview Metropolitan District (the “District”)) are recognized in accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts, whereby the Company recognizes revenue and costs of construction using the percentage-of-completion method. Tap fees and construction fees derived from agreements for which the Company will own the infrastructure are recognized in accordance with Staff Accounting Bulletin No. 104 Revenue Recognition (“SAB 104”), whereby the up-front fees are recognized ratably over the estimated service life of the facilities constructed, starting at completion of construction.

The Company recognizes water usage revenues upon delivering water to customers. The Company recognizes wastewater processing revenues monthly based on flat fees assessed per single family equivalent (“SFE”) unit served. An SFE is defined in the Company’s Rules and Regulations as the amount of water required each year by a family of four persons living in a single family house on a standard sized lot which is equivalent to the use of approximately 0.4 acre-feet of water per year.

Costs to construct “Wholesale Facilities” and “Special Facilities” are capitalized as incurred, including interest. If the costs meet the Company’s capitalization criteria, the facilities are depreciated over their estimated useful lives. Costs of delivering water and providing wastewater service to customers are recognized as incurred.

The Company recognized approximately $1,200 of tap fee revenue in fiscal 2006 related to the Agreement for Water Services (the “County Agreement”) signed with Arapahoe County (the “County”) in August 2005. The Wholesale Facilities required to provide water service to the new Arapahoe County Fairgrounds (the “Fairgrounds”) were completed in fiscal 2006 in time for the Fairgrounds opening date on July 21, 2006. In accordance with SAB 104  and Accounting Principles Generally Accepted in the United States of America (“GAAP”), the Company began recognizing these tap fees ratably over the estimated service period upon completion of the Wholesale Facilities. The tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the Comprehensive Amendment Agreement No. 1 (the “CAA”) as further described in Note 4.

The Company recognized approximately $3,500 of Special Facilities funding as revenue during the year ended August 31, 2006, which is the ratable portion of the Special Facilities funding paid and payable by the County as more fully described in Note 3.

No tap fees or construction revenues were recognized during the years ended August 31, 2005 or 2004.

As of August 31, 2006, the Company has deferred recognition of approximately $1.7 million of tap fee and construction fee revenue which will be recognized as revenue ratably over the estimated life of the assets constructed with the construction proceeds.

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. Cash and cash equivalents include all highly liquid debt and equity instruments with original maturities of three months or less. The Company’s cash equivalents are comprised of money market funds, investments in debt securities and investments in commercial paper. As of August 31, 2006 and 2005, the Company has no investments in equity instruments.

Export Water Proceeds to be Remitted to Escrow Agent. The Export Water Proceeds to be remitted to Escrow Agent account was comprised of the following at August 31, 2005: (i) $159,890 of proceeds received by the Company from the County for Export Water sales (see Notes 3 and 4), that were to be remitted to an escrow agent and paid to external parties as required by the CAA, and (ii) $15,000 of proceeds received by the Company from Sky Ranch (see Notes 3 and 4) that were to be remitted to an escrow agent and paid to external parties as required by the CAA. Both amounts were remitted to the escrow agent and subsequently the CAA holders in September 2005 and therefore these balances are zero at August 31, 2006.

Financial Instruments. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and investments in marketable securities. The Company places its cash equivalents and investments with a high credit-quality financial institution. At various times throughout fiscal 2006, cash deposits have exceeded federally insured limits. The Company invests its excess cash primarily in money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.

Cash Flows. During fiscal 2006, 2005 and 2004, respectively, the Company paid $0, $0 and approximately $486,000 of interest. See Notes 6 and 13 regarding extinguishment of debt during fiscal 2006. No cash was paid for income taxes in fiscal 2006, 2005 or 2004.

Marketable Securities. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations each reporting period. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company had no investments classified as held-to-maturity at August 31, 2006 or 2005.

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

The following is a summary of marketable securities at August 31, 2006:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$149,156	$—	$—	$149,156
U.S. government debt securities:
With unrealized losses:
Less than 12 months	993,129	—	(3,584)	989,545
Greater than 12 months	299,742	—	(2,109)	297,633
U.S. corporate debt securities:
With unrealized gains	295,400	593	—	295,993
With unrealized losses:
Less than 12 months	702,503	—	(4,529)	697,974
Greater than 12 months	249,286	—	(1,025)	248,261
Total investments	2,689,216	593	(11,247)	2,678,562
Less cash equivalents	(149,156)	—	—	(149,156)
Total marketable securities	$2,540,060	$593	$(11,247)	$2,529,406

The following is a summary of marketable securities at August 31, 2005:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$1,165,487	$—	$—	$1,165,487
U.S. government debt securities:
With unrealized gains	495,594	2,723	—	498,317
With unrealized losses:
Less than 12 months	299,742	—	(141)	299,601
Greater than 12 months	301,324	—	(3,832)	297,492
U.S. corporate debt securities:
With unrealized gains	1,582,780	11,253	—	1,594,033
With unrealized losses greater than 12 months	798,142	—	(6,550)	791,592
Total investments	4,643,069	13,976	(10,523)	4,646,522
Less cash equivalents	(1,165,487)	—	—	(1,165,487)
Total marketable securities	$3,477,582	$13,976	$(10,523)	$3,481,035

For the years ended August 31, 2006 and 2004 gross realized gains totaled approximately $10,400 and $12,000, respectively. For the year ended August 31, 2005 gross realized losses totaled approximately $15,600. The investments that are in a net loss position for greater than twelve months are not deemed to be other than temporary losses based on the nature of the corporate bond markets, the significant fluctuations that have occurred in the markets over the past several years and the limited realized losses the Company has experienced. The Company actively monitors the performance of its investments and adopted a new investment policy in fiscal 2005 to more closely align its investment portfolio with its expected capital requirements. Losses incurred during 2005 were the result of the Company shortening its average maturity in its investment portfolio to allow it more flexibility regarding anticipated capital needs in the short-term and to allow it to capitalize on interest rates that have continued to rise since the equity offering in 2004 when the majority of the investments were made.

The Company’s marketable securities mature at various dates through December 2007. However, these securities represent the temporary investment of capital and it is not managements’ intent to hold these securities until maturity.

Accounts receivable. The Company records accounts receivable net of allowances for uncollectible accounts (none as of August 31, 2006 or 2005). Any allowance for uncollectible accounts would be determined based on a review of past due accounts.

Fair value of financial instruments. The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of cash, cash equivalents, accounts receivable, accounts payable, and notes receivable) approximates fair value based upon prevailing interest rates available to the Company.

Long-Lived Assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the eventual use of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes there are no impairments in the carrying amounts of its long-lived assets at August 31, 2006.

Water and Wastewater Systems. The Company capitalizes design and construction costs related to construction activities and it capitalizes certain legal, engineering and permitting costs relating to the adjudication and improvement of its water assets. For the year ended August 31, 2006, the Company also capitalized legal and engineering costs incurred as a result of the Arkansas River water acquisition.

Depletion and Depreciation of Water Assets. The Company depletes its water assets that are being utilized on the basis of units produced divided by the total volume of water adjudicated in the water decrees. Water systems are depreciated on a straight line basis over their estimated useful lives of 30 years.

Share-based Compensation. Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning on or after September 1, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of September 1, 2005, the first day of the Company’s fiscal 2006. In accordance with the modified prospective transition method, the Company’s financial statements for periods prior to fiscal 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended August 31, 2006, was approximately $209,600.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as a period expense over the requisite service period in the statement of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s statements of operations for the year ended August 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, September 1, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and compensation expense for the share-based payment awards granted subsequent to September 1, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with SFAS 123(R) stock-based compensation expense recognized in the statements of operations for the year ended August 31, 2006 is based on awards ultimately expected to vest. The Company does not expect any forfeitures of its prior option grants and therefore the compensation expense has not been reduced for estimated forfeitures. No options were forfeited by option holders during the three years ended August 31, 2006. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006 presented below, the Company accounted for forfeitures as they occurred. The Company attributes the value of stock-based compensation to expense using the straight-line single option method for options granted prior and subsequent to September 1, 2005.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s statements of operations for the years ended August 31, 2005 and 2004. If the Company had recognized stock-based compensation expense pursuant to SFAS 123 for the years ended August 31, 2005 and 2004 in its statements of operations, the results would have been as follows:

	2005	2004
Net loss, as reported	$(1,050,881)	$(1,975,656)
Add back stock-based employee compensation expense included in reported net loss	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options and warrants	(168,000)	(31,000)
Pro forma net loss	$(1,218,881)	$(2,006,656)
Weighted average common shares outstanding — basic and diluted	13,674,156	8,879,771
Pro forma net loss per share	$(.09)	$(.23)

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) for the pro forma information required under SFAS 123 as well as the compensation expense recorded pursuant to SFAS 123(R). The Company’s determination of the estimated fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the following variables and assumptions:

•                  The grant date exercise price — which is the closing market price of the Company’s common stock on the date of grant;

•                  Estimated option lives — based on historical experience with existing option holders;

•                  Estimated dividend rates — based on historical and anticipated dividends over the life of the option;

•                  Life of the option — pursuant to the 2004 Incentive Plan, all option grants have a 10 year life;

•                  Risk-free interest rates —with maturities that approximate the expected life of the options granted;

•                  Calculated stock price volatility — calculated over the expected life of the options granted, which is calculated based on the weekly closing price of the Company’s common stock over a period equal to the expected life of the option;  and

•                  Option exercise behaviors — based on actual and projected employee stock option exercises and forfeitures.

In August 2006, the Company granted its new director (see Note 3 regarding Arkansas River water acquisition) an option to purchase 5,000 shares of the Company’s common stock pursuant to the 2004 Incentive Plan. The option vests 50% on the first anniversary date of the grant and 50% on the second anniversary date of the grant. The Company calculated the fair value of these options pursuant to SFAS 123(R) at approximately $36,000 using the Black-Scholes model with the following variables: exercise price of $8.27; estimated option life of eight years; estimated dividend rate of 0%; weighted average risk-free interest rate of 4.875%; stock price volatility of 101.6%; and an estimated forfeiture rate of 0%. The $36,000 of stock-based compensation expense calculated pursuant to SFAS 123(R) will be expensed monthly over the vesting period.

Also in August 2006, the Company granted an employee an option to purchase 30,000 shares of the Company’s common stock pursuant to the 2004 Incentive Plan. The option vests one-third on each of the next three anniversary dates of the grant. The Company calculated the fair value of these options pursuant to SFAS 123(R) at approximately $232,000 using the Black-Scholes model with the following variables: exercise price of $8.84; estimated option life of eight years; estimated dividend rate of 0%; weighted average risk-free interest rate of 4.875%; stock price volatility of 101.5%; and an estimated forfeiture rate of 0%. The $232,000 of stock-based compensation expense calculated pursuant to SFAS 123(R) will be expensed monthly over the vesting period.

In April 2006 the Company granted four of its directors options to purchase a combined 10,000 shares of the Company’s common stock pursuant to the 2004 Incentive Plan. The options vest one year from the date of grant and expire ten years from the date of grant. The Company calculated the fair value of these options pursuant to SFAS 123(R) at approximately $116,000 using the Black-Scholes model with the following variables: weighted average exercise price of $13.25; estimated option lives of eight years; estimated dividend rate of 0%; weighted average risk-free interest rate of 4.93%; weighted average stock price volatility of 101.8%; and an estimated forfeiture rate of 0%. The $116,000 of stock-based compensation expense calculated pursuant to SFAS 123(R) will be expensed monthly over the vesting period.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options during the year ended August 31, 2006 has no impact on the income tax provision.

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

Accumulated Comprehensive Income (Loss). In addition to net loss, comprehensive income (loss) includes the cumulative unrecognized changes in the fair value of marketable securities that are classified as available-for-sale.

Reverse Stock Split. Effective April 26, 2004, stockholders approved a ten-for-one reverse stock split. Subsequent to the approval, every ten shares of the Company’s common stock were replaced with one share of its common stock. Accordingly, all share and per share amounts for all periods presented have been restated to reflect the reverse split.

Loss per Common Share. Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 661,428, 1,523,391 and 2,234,305 common share equivalents as of August 31, 2006, 2005 and 2004, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

Reclassifications. Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

NOTE 3 — WATER, WATER SYSTEMS AND SERVICE AGREEMENTS

The Company’s water and water systems consist of the following costs and accumulated depreciation and depletion as of August 31:

	2006		2005
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Assets acquired from HP A&M	$102,593,777	$—	$—	$—
Rangeview water supply	13,924,448	(3,768)	13,885,213	(2,913)
Rangeview water system	167,720	(28,862)	167,720	(19,692)
Paradise water supply	5,520,836	—	5,515,133	—
Fairgrounds water and water system	2,653,995	(7,225)	222,500	—
Sky Ranch water supply	100,000	—	100,000	—
Water supply — other	3,022	(250)	3,360	—
Totals	$124,963,798	$(40,105)	$19,893,926	$(22,605)
Net investments in water and water systems	$124,923,693		$19,871,321

Depletion and Depreciation. The Company recorded approximately $900, $800 and $800 of depletion related to the Rangeview Water Supply in fiscal 2006, 2005 and 2004, respectively, and approximately $16,700, $5,600 and $4,900 of depreciation related to the Rangeview Water Systems and Fairgrounds water systems in fiscal 2006, 2005 and 2004, respectively. No depletion is taken against the Paradise Water Supply or Sky Ranch Water Supply because these assets have not been placed into service as of August 31, 2006 and no depreciation or depletion was taken against the assets acquired in the Arkansas River Valley because they were acquired on August 31, 2006 and therefore not held by the Company during fiscal 2006.

Acquisition of the Arkansas River Valley Assets. Effective May 10, 2006, the Company entered into the Asset Purchase Agreement (the “Arkansas River Agreement”) with High Plains A&M, LLC (the “HP A&M”) to acquire the following assets from HP A&M (i) senior water interests in the Arkansas River and its tributaries represented by shares of the Fort Lyon Canal Company (“FLCC”) (collectively these are referred to as the “Water Rights”), (ii) certain real property located in Bent, Otero and Prowers counties, Colorado associated with the Water Rights (the “Properties”) (certain of the Properties are subject to mortgages maintained by HP A&M as further described below), and (iii) certain contract rights, tangible personal property, mineral rights, and other water interests related to the Water Rights and Properties (collectively the Water Rights, Properties, and related assets are referred to as the “Acquired Assets”). The Company acquired the Water Rights to enhance and better balance its water portfolio by increasing its rights to senior surface water which is being demanded by cities and municipalities granting land use approvals. The Properties and other non-water assets were acquired because the rights to the Arkansas River water the Company seeks to transfer for use in the Denver market are based on the quantity of water historically used to irrigate crops grown on the Properties.

The Company and HP A&M consummated the asset acquisition pursuant to the Arkansas River Agreement on August 31, 2006 after the due diligence period provided for in the Arkansas River Agreement. As consideration for the Acquired Assets, on August 31, 2006, the Company issued HP A&M 3,000,000 shares of Pure Cycle common stock and granted HP A&M the right to receive ten percent (10%) of the Company’s gross proceeds, or the equivalent thereof, from the future sale of the next 40,000 water taps (the “Tap Participation Fee”) (the 40,000 figure was reduced to 39,470 at the August 31, 2006 closing date because HP A&M sold certain assets and properties not related to the FLCC shares which were subject to the Arkansas River Agreement and were available for credits against the Tap Participation Fee).  The Tap Participation Fee will be due and payable once the Company has sold a water tap and received the consideration due for such water tap. After five years, under circumstances defined in the Arkansas River Agreement, the Tap Participation Fee can increase to 20% and the number of water taps subject to the Tap Participation Fee would be correspondingly reduced by half. The entire Tap Participation Fee is subject to acceleration in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.

The shares in the FLCC represent the amount of water the Company owns in the Fort Lyon Canal. The FLCC is a non-profit mutual ditch company that is responsible for the maintenance and operation of the Fort Lyon Canal. The real property is comprised of approximately 80 parcels of real estate encompassing approximately 17,500 acres. Pursuant to the Arkansas River Agreement, HP A&M retained the obligation to manage operating leases on the Properties which permit lessees to farm the Properties and use the Water Rights for irrigation purposes in return for defined lease payments. Upon closing, the Company entered into a management agreement with HP A&M as described below, and HP A&M will manage these leases for a period of five years.

Certain of the properties the Company acquired are subject to outstanding promissory notes with principal and accrued interest totaling approximately $14.6 million, which are secured by deeds of trust on the Properties acquired. The Company did not assume any of these promissory notes and is not responsible for making any of the required payments under these notes, this responsibility remained solely with HP A&M. In the event of default by HP A&M, at the Company’s sole discretion, the Company has the option to assume any of the notes in default and make payments pursuant to the notes. If HP A&M defaults on the promissory notes, the Company can foreclose on a defined amount of stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Pursuant to FASB Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (as amended), because the Company would lose a portion of the land and water rights if the defaulted notes are not cured, the Company’s option to assume HP A&M’s obligations under any defaulted promissory notes is considered an indirect guarantee of debt and thus the outstanding balance of the promissory notes has been reflected as a liability in the accompanying balance sheet. Additionally, the Company has recorded a receivable in its equity section from HP A&M for the same amount as the liability, as the Company would recover these amounts in stock and Tap Participation Fee interests from HP A&M. The recorded liability and the contra-equity receivable will be reduced as HP A&M make its scheduled payments to the note holders.

The Arkansas River Agreement permits HP A&M to nominate a designated director to be elected to on the Company’s board of directors following the closing. Pursuant to this provision Mark Campbell was appointed to the board of directors on August 31, 2006. In accordance with the Company’s 2004 Equity Incentive Plan, the Company issued Mr. Campbell an option to purchase 5,000 shares of the Company’s common stock and paid Mr. Campbell his $10,000 board fee.

Upon the closing, the Company and HP A&M also entered into the following agreements, forms of which are included as exhibits to the Arkansas River Agreement (the Arkansas River Agreement and related Exhibits were filed as an attachment to a Form 8-K filed with the Securities and Exchange Commission on May 16, 2006):

•                  A pledge agreement related to the promissory notes, whereby HP A&M pledged, transferred, assigned and granted to the Company a security interest in and to (a) 1,500,000 shares of Pure Cycle common stock, (b) all shares of Pure Cycle Common Stock hereafter issued to HP A&M by means of any dividend or distribution in respect of the shares pledged hereunder (together with the shares identified in (a), the “Pledged Shares”), (c) the certificates representing the Pledged Shares, and (d) all rights to money or property which HP A&M now has or hereafter acquires in respect of the Pledged Shares;

•                  A pledge agreement, whereby the Company pledged to HP A&M: (i) one-half of the shares of FLCC purchased by the Company, (ii) all shares of FLCC hereafter issued to the Company by means of any dividend or distribution in respect of the shares pledged hereunder (together with the shares identified in (i), the “Company’s Pledged Shares”), (iii) the certificates representing the Company’s Pledged Shares, (iv) the Properties associated with the water represented by the Company’s Pledged Shares, and (v) all rights to money or property which the Company now has or hereafter acquires in respect of the Company’s Pledged Shares;

•                  A five year property management agreement with HP A&M, pursuant to which, HP A&M holds the right to pursue leasing of the Properties and the Water Rights to interested parties. All lease income associated with leasing the Properties and Water Rights, together with all costs associated with these activities including but not limited to, overhead obligations, real property taxes, and personnel costs, are the sole opportunity and obligation of HP A&M;

•                  A non-solicitation agreement with each of the owners of HP A&M, pursuant to which each of the named parties agreed, for three years (i) not to solicit the Company’s customers or potential customers to provide water in the Company’s service areas or potential service areas, (ii) not to solicit employees of the Company, (iii) not to engage in certain activities competitive with the Company and (iv) not to engage in the purchase of water or water rights without first offering such water or water rights to the Company;

•                  A registration rights agreement, pursuant to which the Company granted HP A&M one demand right to register 750,000 shares of Pure Cycle common stock and piggyback rights to register an additional 750,000 shares of Pure Cycle common stock; and

•                  A voting agreement, pursuant to which Mr. Mark Harding, the Company’s President, agrees to vote shares of Pure Cycle common stock owned by him for HP A&M’s designated board member.

The Arkansas River Agreement has been accounted for in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations (“SFAS 141”). The cost of the acquisition was allocated to the Acquired Assets based on estimates of each asset’s, or group of asset’s, respective fair value. SFAS 141 requires assets to be recorded at their fair values as determined by the value of the consideration paid or the value of the assets acquired, whichever is more reliable. Because the consideration paid includes a contingent portion that can not be reasonably estimated due to the nature of the payments, the Company determined that the value of the Acquired Assets was a more reasonable measure than the consideration paid. Therefore, the fair value of the Water Rights was determined by an independent third party appraisal and the remaining assets were valued by internal studies. The difference between the fair values of the Acquired Assets and the value of the equity consideration is recorded as the Tap Participation Fee Payable to High Plains A&M, LLC on the accompanying balance sheet. This amount is non-interest bearing and payments are only due if and when the Company sells water taps. The Tap Participation Fee ultimately paid to HP A&M could vary from the amount of the recorded liability. Per SFAS 141, any differences that arise between the actual payments made under the contingent consideration portion of the Arkansas River Agreement and the recorded liability will be accounted for separately at the time this occurs. Pursuant to Emerging Issues Task Force Issue No. 99-12 Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the equity consideration was valued based on the average closing price of the Company’s common stock two days before and after May 10, 2006, which is the effective date of the Arkansas River Agreement and the date the Arkansas River Agreement was announced.

Due to the timing of the signing of the Arkansas River Agreement and the complexities associated with the valuation of the Acquired Assets, the Company has not finalized its internal studies of the fair value of the Acquired Assets. Therefore, the allocation of the purchase price is based on preliminary data and could change when final evaluations of the Acquired Assets are completed.

The following table presents the allocation of the acquisition costs, including professional fees and other costs related to the acquisition, to the assets acquired based on their fair values:

Fair value of assets acquired:
Arkansas River water rights	$97,500,000
Land	3,334,297
Buildings and water delivery fixtures	1,508,528
Other	250,952
Receivable from HP A&M in event of default	14,597,816
Contingent obligations payable upon default of HP A&M	(14,597,816)
Total fair value of assets acquired	$102,593,777

Consideration issued:
Fair value of equity consideration issued	$36,240,000
Tap Participation Fee payable to HP A&M	66,102,825
Cash	250,952
Aggregate fair value of consideration	$102,593,777

The amounts recorded to other assets consists of professional fees and other acquisition related costs, of which $77,800 of these fees were accrued in accrued liabilities on the accompanying balance sheet as of August 31, 2006, and were paid subsequent to August 31, 2006. The Company assigned no value to the management agreement based on the fact that the Company does not receive any of the lease payments and is not responsible for any of the operating expenses associated with the leases. The leases subject to the property management agreement expire at various dates through 2010, which is earlier than the expiration date of the management agreement. The Company has not completed its analysis on the fair value of the non-solicitation agreement but expects it to be immaterial to the financial statements.

The Company assumed title to the current farm leases which are subject to the property management agreement effective August 31, 2006. However, pursuant to the Arkansas River Agreement, HP A&M will manage the leases for a period of five years and will receive all lease payments from the lessees as a management fee. Because the Company does not have the risk of loss associated with the leases (HP A&M’s management fee is equal to the lease income for the next five years, and contractually HP A&M has the risk of loss on the leases), in accordance with EITF Issue No. 99-19 Reporting Revenue Gross as Principal versus Net as an Agent (“EITF 99-19”), the lease income and management fees will be reflected on a net revenue basis throughout the term of the management agreement.

The following unaudited pro forma results of operations for the Arkansas River water and related assets have been prepared as if the Company had acquired such assets at September 1, 2004 (all amounts are approximate and do not include historical information of the Company):

	August 31, 2006	August 31, 2005
	(unaudited)	(unaudited)
Revenues	$—	$—

Expenses:
Depreciation expense	(215,500)	(215,500)
Water assessment charges	(265,000)	(265,000)
Interest expense on HP A&M promissory notes	(1,015,700)	(1,041,800)
Total pro forma expenses	(1,496,200)	(1,522,300)

Net loss as reported	(792,900)	(1,050,900)
Pro forma net loss	$(2,289,100)	$(2,573,200)
Pro forma weighted average shares	17,693,585	16,674,156
Pro forma loss per share - basic and diluted	$(0.13)	$(0.15)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the asset acquisition been consummated at that time, nor is the information intended to be a projection of future results. The Company is still evaluating how this asset acquisition will impact its financial statements in the future. The pro forma information includes approximate amounts for depreciation expense based on the fair values recorded by the Company for the buildings and equipment as of the acquisition date, which are preliminary and subject to change, and interest expenses paid by HP A&M on the promissory notes for the periods presented. The Company will reflect the revenues and expense associated with the leases on a net revenue basis in accordance with EITF 99-19 as described above. The Company is obligated to pay FLCC water assessment charges which are the charges assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal. Based on historical information obtained from HP A&M, the Company anticipates paying water assessment charges of approximately $265,000 annually.

In order to utilize the Arkansas River water in the Company’s service areas, the Company will be required to convert this water to municipal and industrial uses. Change of water use must be done through the Colorado water courts and several conditions must be present prior to the water court granting an application for transfer of a water right. A transfer case would be expected to include the following provisions: (i) a provision of anti-speculation in which the applicant must have contractual obligations to provide water service to customers prior to the water court ruling on the transfer of a water right, (ii) the applicant can only transfer the “consumptive use” portion of its water rights (the Company expects to face opposition to any consumptive use calculation of the historic agricultural uses of its water), (iii) applicants likely would be required to mitigate the loss of tax base in the basin of origin, (iv) applicants would likely have re-vegetation requirements requiring them to restore irrigated soils to non-irrigated, and (v) applicants would be required to meet water quality measures which would be included in the cost of transferring the water rights. The Company will likely need to construct a pipeline, which would be approximately 150 miles long and cost in excess of $400 million, in order to transport the Arkansas River water to its potential customers along the Front Range. The cost for this pipeline is expected to be funded through tap sales utilizing the Company’s existing Denver based assets, but there can be no assurances that the Company will be able to generate the funds necessary to complete this without additional debt or equity offerings.

The Acquired Assets will be depleted and depreciated consistent with the Company’s depletion and depreciation policies.

Rangeview Water Supply and Water System. The Rangeview Water Supply and water system costs represent the costs of assets acquired or facilities constructed to extend water services to customers located on and off the Lowry Range Property. The recorded costs of the Rangeview Water Supply includes payments to the sellers of the

Rangeview Water Supply, design and construction costs and certain direct costs relating to improvements to the asset including legal and engineering fees.

The Company acquired the Rangeview Water Supply beginning in 1996 when it (i) entered into the Agreement for Sale of Export Water with the District, a quasi-municipal political subdivision of the State of Colorado; (ii) the District entered into the Amended and Restated Lease Agreement with the State of Colorado Board of Land Commissioners (the “Land Board”), which owns the Lowry Range Property; and (iii) entered into the Service Agreement with the District for the provision of water service to the Lowry Range Property (collectively these agreements are referred to as the “Rangeview Water Agreements”).

Pursuant to the Rangeview Water Agreements, the Company will design, construct, operate and maintain the District’s water system to provide water service to the District’s customers on the Lowry Range Property. The Rangeview Water Agreements dedicated 17,620 acre-feet of water per year for use specifically on the Lowry Range Property. Additionally, the Rangeview Water Agreements provide for the Company to use surface reservoir storage capacity in providing water service to customers within the Lowry Range Property. In exchange for providing water service to customers on the Lowry Range Property the Company will receive 95% of all amounts received by the District relating to water services, after the District pays the required royalties to the Land Board totaling 12% of gross revenues received from water sales.

Rates and charges for tap fees and usage or monthly fees are governed by the Company’s rates and charges for all water and wastewater services under the terms of the Rangeview Water Agreements. These rates and charges are reviewed annually and are the average of similar rates and charges of three surrounding municipal water and wastewater service providers. These represent gross fees and to the extent that water service is provided using Export Water, the Company is required to pay royalties to the Land Board ranging from 10% of gross revenues to 50% of net revenue after deducting certain costs.

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

Lowry Range Water and Export Water

The Rangeview Water Supply is a combination of tributary surface water and storage rights and nontributary groundwater rights associated with the Lowry Range Property. The Company owns the rights to use 11,650 acre-feet of non-tributary groundwater, which can be exported off the Lowry Range Property to serve area users. The Company has the exclusive rights to use 17,620 acre-feet of nontributary groundwater to serve customers on the Lowry Range Property. The Export Water, together with water that is owned by the Land Board the Company has contracted to utilize under the Rangeview Water Agreements, totals over 29,270 acre-feet of water per year. Additionally, the Company has the option with the Land Board to exchange an aggregate gross volume of 165,000 acre-feet of groundwater for 1,650 acre-feet per year of adjudicated surface water.

Based on independent engineering estimates, the 17,620 acre-feet of water designated for use on the Lowry Range Property is capable of providing water service to approximately 46,500 SFE units, and the 11,650 acre-feet of Export Water owned by the Company can serve approximately 33,600 SFE units throughout the Denver metropolitan region.

On the Lowry Range Property, the Company will operate both the water and the wastewater systems during the contract period and the District will own both systems. After 2081, ownership of the water system servicing customers on the Lowry Range Property will revert to the Land Board, with the District retaining ownership of the wastewater system. The Company owns the Export Water and will use it to provide water and wastewater services to customers off the Lowry Range Property. The Company will also own all the facilities required to extend water and wastewater services off the Lowry Range Property. The Company plans to contract with third parties for the construction of these facilities.

The Company delivered approximately 56.6 million, 52.3 million and 56.3 million gallons of water to customers on the Lowry Range Property in fiscal 2006, 2005 and 2004, respectively.

Arapahoe County Fairgrounds Agreement for Water Service

Effective August 3, 2005, the Company entered into an Agreement for Water Service (the “County Agreement”) with Arapahoe County (the “County”) to design and construct a water system for, and provide water services to, the new Arapahoe County Fairgrounds (the “Fairgrounds”). Pursuant to the County Agreement: (i) the County purchased water taps for 38.5 SFEs for $567,490, or $14,740 per tap; (ii) the Company agreed to design and construct the required Special Facilities, for which the County agreed to provide funding of $1,245,168; and (iii) the Company agreed to acquire rights to approximately 363 acre-feet of groundwater from the County for $293,013. As of August 31, 2006, the water rights deed for 336 acre-feet of water has not been transferred to the Company, and therefore, the cost of this water has not been capitalized on the accompanying balance sheet. The other 27 acre-feet of groundwater, valued at $52,938, has been recorded to the accompanying balance sheet as of August 31, 2006.

Pursuant to the County Agreement, in August 2005 the Company received a net cash payment of $514,552 and the rights to 27 acre-feet of dedicated groundwater valued at $52,938. Since the Company will utilize Export Water to provide water service to the Fairgrounds, the sale of the water taps generated a royalty payment to the Land Board of $34,522. The agreement with the Land Board requires royalty payments on Export Water sales based on net revenues, which are defined as proceeds from the sale of Export Water less direct and indirect costs, including reasonable overhead charges, associated with the withdrawal, treatment and delivery of Export Water. Based on this, in September 2005, the Company made the required $34,522 royalty payment to the Land Board, which is 10% of the net tap fees received from the County.

In addition, tap fees under service agreements in which Export Water will be utilized are subject to the CAA, which is described in more detail in Note 4. Net tap fees subject to the CAA totaled $532,968, which were the tap fees received from the County less the $34,522 Land Board royalty. The $532,968 was distributed by the escrow agent as required by the CAA in September 2005. Based on the 2004 CAA acquisitions made by the Company, the Company received $373,078, or 70%, of the distribution and external parties received $159,890, or 30%. The $159,890 paid to third parties in September 2005, is reflected in the August 31, 2005 balance sheet as Payable to contingent obligation holders and is combined with $15,000 payable to the CAA holders as described in Note 2 above.

The tap fees retained by the Company were used to fund construction of the Wholesale Facilities required to extend water service to the Fairgrounds. In July 2006 the Company completed construction of the Wholesale Facilities and in accordance with SAB 104 began recognizing the tap fees in income. For the year ended August 31, 2006, the Company recognized approximately $1,200 of tap fee revenue which equals one month of the approximately $428,000 of tap fee revenues to be recognized over 30 years. The $428,000 is comprised of the tap fees received by the Company of $567,490, decreased by (i) royalties to the Land Board of $34,522; and (ii) 65% of the total payments made to external CAA holders (which is more fully described in Note 4) or $104,136.

Pursuant to the County Agreement, the County is providing funding of approximately $1.245 million for the design and construction of the Special Facilities. In August 2005, the County made an initial payment of approximately $397,000, and will make monthly payments of approximately $9,555 for 10 years (this amount includes interest at 6% per annum and is adjusted from the amount originally reported in the Company’s prior year form 10-KSB because the Company has not received the water rights deed for the remaining 336 acre-feet of water from the County and until received, the Company has not deducted the value of this water from the total Special Facilities funding to be provided). In accordance with GAAP, the total construction funding of $1.25 million is deferred and will be recognized as revenue over the expected service period, which is also the estimated useful life of the Special Facilities constructed with the funds. During the year ended August 31, 2006, the Company recognized $3,500 of Special Facilities revenue.

The Company utilized third party contractors to construct the required Wholesale and Special Facilities and remained contractually liable for final construction payments to four contractors totaling approximately $117,300, which was paid subsequent to August 31, 2006.

Sky Ranch Water Supply and Water Service Agreements

On October 31, 2003, and May 14, 2004, the Company entered into two Water Service Agreements (collectively the “Sky Ranch Agreements”) with the developer of approximately 950 acres of property located 4 miles north of the Lowry Range Property along Interstate 70 known as Sky Ranch. Pursuant to the Sky Ranch Agreements the Company will provide water for all homes and buildings to be constructed at Sky Ranch, which could go as high as 4,850 SFE units. The developer is obligated to purchase a minimum of 400 water taps from the Company before occupancy of the first house in Sky Ranch and a minimum of 310 annually thereafter. This tap purchase schedule is designed to provide the Company with adequate funds with which to construct the Wholesale Facilities required to provide water service. As additional water taps are acquired due to continued development of Sky Ranch, the Company will expand the infrastructure to meet demand as necessary. The Company has not received any payments for tap purchases from the developer and the Company continues to discuss the timing of tap purchases and the expected start date of the project with the developer. The developer has informed the Company that it is engineering the final design of the first phase of the project and is marketing lots to several national home builders with operations in the Denver area. Based on these discussions, the Company began the design and engineering of the water facilities but will not initiate construction until the Company receives notice from the developer to proceed together with payment for the initial tap purchases.

As part of the Sky Ranch Agreements, the Company will purchase approximately 537 acre-feet of water through future tap credits totaling $2.6 million on the first 767 taps purchased by the developer. In lieu of the developer receiving these credits the Company will utilize the funds to construct certain Special Facilities required to in order for the Company to provide water service to Sky Ranch. As of August 31, 2006, this water has not been purchased by the Company because Sky Ranch has not yet purchased any water taps.

On October 31, 2003 the Company entered into the Denver Groundwater Purchase Agreement (the “DGPA”) with the developer of Sky Ranch. The DGPA provides the Company the right to purchase a total of 223 acre-feet of adjudicated decreed water rights owned by the developer for five payments of $50,000 each, totaling $250,000. Under the DGPA, the Company can acquire 44.6 acre-feet of water per year (or 20% of the total 223 acre-feet) for $50,000. On March 26, 2004 and May 26, 2005, the Company exercised its rights and purchased a total of 89.2 acre-feet of Denver aquifer groundwater for payments totaling $100,000. During fiscal 2006 the Company contacted Sky Ranch regarding the next purchase of groundwater pursuant to the DGPA and is in the process of exercising its third payment. The Company anticipates purchasing the remaining 60% of the Sky Ranch groundwater pursuant to the DGPA, by exercising its rights this year and over the next two years for payments totaling $150,000.

The Company plans to initially develop the 760 acre-feet of water beneath the Sky Ranch property purchased from the developer of Sky Ranch under the DGPA and the Sky Ranch Agreements. The purchased water is sufficient to provide water service to approximately 1,500 taps. Any taps purchased by Sky Ranch in excess of 1,500 will be serviced utilizing Export Water and are subject to royalty payments to the Land Board and payments to the CAA holders.

The Sky Ranch Agreements provide the developer options to use a combined 1,200 acre-feet of Export Water per year at Sky Ranch after a defined number of taps have been purchased for use at Sky Ranch unless the developer allows the options to expire. The Sky Ranch Agreements call for two options (i) annual installments of $50,000 over five years (the “Sky Ranch Option”), and (ii) annual installments of $10,400 over five years (the “Hills Option”). Option fees received before the options are exercised or allowed to expire will not be refunded and are deferred and recognized into income ratably until the next option payment is due.

In fiscal 2005 and 2004, the developer remitted the first two $50,000 Sky Ranch Option payments which were both distributed in order of priority to the CAA holders. The Company received $35,000 of the fiscal 2005 distribution in September 2005 and outside parties received $15,000. The Company received this distribution because it had repurchased certain CAA interests in fiscal 2004. Of the amounts paid to the outside parties, $5,231 was allocated to the Participating Interests in Export Water supply liability and $9,769 reduced the contingency under the CAA. The Company did not retain any of the fiscal 2004 distributions.

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

As of August 31, 2006, both the $50,000 Sky Ranch Option payment and the $10,400 Hills at Sky Ranch Option payment are past due. The Company is in discussions with the developer of Sky Ranch regarding the status of the payments, but as of the date of this filing the Company has not received the payments or any information regarding the expected date of the payments. If the developer of Sky Ranch allows the options to expire, the Company will no longer be obligated to provide Export Water to Sky Ranch and Sky Ranch would likely not be permitted to build the densities they were approved by the county due to a lack of sufficient water service. Whether Sky Ranch exercises these options or not has no bearing on the DGPA and the Company fully intends to complete its purchase of the remaining water covered by the DGPA.

The Company has dedicated approximately 1,200 acre-feet, or 10%, of the Export Water supply (which is about 4.2% of the Company’s overall Rangeview Water Supply) for this project under the Sky Ranch options.

Paradise Water Supply. In 1987, the Company acquired water, water wells, and related assets from Paradise Oil, Water and Land Development, Inc., which constitute the Paradise Water Supply. The recorded costs of the Paradise water supply include the costs to acquire the Paradise water supply, as well as certain direct legal and engineering costs relating to improvements to the asset. The Paradise Water Supply includes 70,000 acre-feet of conditionally decreed tributary Colorado River water, a right-of-way permit from the United States Department of the Interior, Bureau of Land Management, for the construction of a 70,000 acre-foot dam and reservoir across federal lands, and four unrelated water wells. Due to the strict regulatory requirements for constructing an on-channel reservoir, completing this conditional storage right at its decreed location would be difficult. As a result, there can be no assurance that the Company will ever be able to make use of this asset or sell the water profitably.

Every six years the Paradise Water Supply is subject to a Finding of Reasonable Diligence review by the water court and the State Engineer to determine if the Company is diligently pursuing the development of the water rights. During fiscal 2005, the water court began this review. In fiscal 2006 the Company received objections from two parties to its Paradise Water rights. The objectors have expressed concerns that the Company has not diligently pursued the development of the Paradise water rights and are seeking additional assurances that the Company intends to develop this water in the future. The Company is working with the objectors on specific milestones for development of this water in the future in exchange for the withdrawal of the opposition to the diligence review. At this time, the Company can make no assurances that it will be able to reach a reasonable agreement with the objectors or that the objections will be removed. If the Company does not receive a finding of due diligence from the water court, the Company would lose the water rights, be required to impair the Paradise Water Supply and record an impairment charge of approximately $5.5 million against earnings. The Company intends to continue to vigorously defend its Paradise water rights and look for efficient ways to use this water including agricultural and municipal uses along the western slope of Colorado. Pursuant to agreements entered into prior to the Company’s acquisition of the Paradise Water Supply, the Company is required to find uses for this water along the western slope of Colorado.

In accordance with FASB Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company reviews its long-term assets, including the Paradise water supply, for indicators of impairment. Consistent with SFAS 144, the Company compares the carrying amount of the Paradise Water Supply to the sum of the undiscounted cash flows from the expected eventual use of the asset. Assessment of the recoverability of the carrying value of the Paradise Water Supply assumes revenues from water tap sales and monthly metered water usage fees offset by wholesale development costs, which are based on engineering estimates, over a 35 year development horizon. Based on the latest annual assessment (last test performed as of August 31, 2006), because the fair value exceeds the carrying value of the Paradise water supply no impairment was found to exist.

NOTE 4 — PARTICIPATING INTERESTS IN EXPORT WATER

The Company commenced the purchase of its Rangeview Water Supply through a Water Commercialization Agreement (“WCA”), an agreement with a related investor (the “LCH Agreement”) and the sale of 432,513 shares of Series B Preferred Stock. The WCA was entered into in 1990 and amended in 1991 and 1992 and again in 1996 by the signing of the CAA. The parties to the WCA and CAA agreements provided the Company approximately $11.1 million of financing to acquire the Rangeview Water Supply. This amount (which has been reduced by the transactions described below) is presented on the accompanying balance sheet as Participating Interests in Export Water supply, a liability. In addition to repaying the initial $11.1 million of funding, the CAA provided that the Company would pay the parties to the CAA an additional approximate $20.9 million of proceeds from Export Water sales (of which, $218,500 was to be maintained by the Company). Under the CAA, these funds are to be repaid strictly with proceeds from the sale of Export Water. Therefore, before the 2004 acquisitions as described below, the first $32.0 million received from the sale of Export Water was required to be paid to external CAA holders.

As the proceeds from the sale of Export Water are received, and the amounts are remitted to the external CAA holders, the Company allocates a ratable percentage of this payment to the principal portion (the Participating Interests liability account) with the balance of the payment being charged to the contingent obligation portion. The amount allocated to the liability is 35% which is the percentage the $11.1 million represented of the total $32.0 million obligation. The remaining portion, or 65%, is allocated to the contingent obligation. The portion allocated to principal will be recorded as a reduction in the Participating Interests liability account while the amounts applied to the contingency are recorded on a net revenue basis when funds are received.

The table below details the transactions impacting the CAA obligations since its signing, which are explained in greater detail below the table:

	Export Water Proceeds Received	Export Water Proceeds to Pure Cycle	Total Potential Obligation	Paticipating Interests Liability	Contingency
Original balances	$—	$218,500	$31,807,732	$11,090,630	$20,717,102

Sky Ranch option payment	50,000	—	(50,000)	(17,435)	(32,565)
Acquisitions	—	8,199,333	(8,199,333)	(2,858,920)	(5,340,413)
Balance at August 31, 2004	50,000	8,417,833	23,558,399	8,214,275	15,344,124

Sky Ranch option payment	50,000	(35,000)	(15,000)	(5,231)	(9,769)
Hills at Sky Ranch option payment	10,400	(7,280)	(3,120)	(1,088)	(2,032)
Arapahoe County tap fees *	532,968	(373,078)	(159,890)	(55,754)	(104,136)
Balance at August 31, 2005	643,368	8,002,475	23,380,389	8,152,202	15,228,187

Acquisition	—	4,698,001	(4,698,001)	(1,638,086)	(3,059,915)
Balance at August 31, 2006	$643,368	$12,700,476	$18,682,388	$6,514,116	$12,168,272

*                    The Arapahoe County tap fees are less the $34,522 royalty payment to the Land Board.

In August 2006, the Company acquired the rights to approximately $4.7 million of CAA interests, and retired approximately $896,000 of debt (which included approximately $471,500 of accrued interest) in exchange for the issuance of 242,169 shares of restricted common stock valued at approximately $2.1 million. The Company agreed to register these shares no later than December 14, 2006. As a result of this agreement, the Company now has the right to retain an additional $4.7 million of the initial $32.0 million of proceeds from the sale of Export Water. This brings the Company’s total to be retained per the CAA as of August 31, 2006 to $12.7 million (including the fiscal 2004 acquisitions described below and net of the payments made pursuant to the CAA in fiscal 2005 and 2004). Based on the original accounting treatment of the CAA, which is consistent with the fiscal 2004 acquisitions described below, the Company recorded a gain on the extinguishment of debt and acquisition of the CAA of $390,900 during the fiscal year ended August 31, 2006.

During fiscal 2004, the Company acquired the rights to approximately $8.2 million of CAA obligations in exchange for cash payments of $2.75 million and the issuance of 40,512 shares of restricted common stock. As a result of these transactions, the Company, rather than external CAA holders, has the right to retain an additional $8.4 million of the initial $32.0 million of proceeds from the sale of Export Water. Based on the original accounting treatment for the CAA, the Company recorded an extinguishment charge of approximately $217,000 related to this transaction during the fiscal year ended August 31, 2004.

The acquisition of these CAA obligations and debt reduction, reduces the long term impact of the CAA and provides the Company with additional cash flows to fund operations and pursue other business opportunities that may arise.

The CAA includes contractually established priorities, and the rights the Company acquired in fiscal 2006 and 2004 includes $5.6 million in the highest priority level, $1.45 million in the third priority level, and the remaining $5.75 million at various other priority levels.

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

On August 31, 2004 the Company entered into the Settlement Agreement with LCH, whereby LCH released the Company from its obligations under the LCH Agreement in consideration of the Company’s former CEO surrendering 306,279 shares of common stock (which were pledged as collateral against notes payable to LCH), and the Company repaying the $950,000 of notes payable to LCH. The 306,279 shares were designated to repay approximately $1,557,100 of accrued interest payable to LCH and to acquire the $4.0 million of contingent obligations, which represents the Company’s obligations under the LCH Agreement extending the $32.0 million of obligations under the CAA to $36.0 million. In January 2005, the Company paid Mr. Clark $50,555 in cash and issued him 300,000 shares of restricted common stock, which totaled $2,465,555. Based on the original accounting treatment for this contingent obligation, the Company recorded an extinguishment charge of approximately $909,000 related to this transaction in the year ended August 31, 2004.

NOTE 5 — ACCRUED LIABILITIES

At August 31, 2006, the Company had accrued liabilities of approximately $289,600, of which $143,400 is for professional fees (of which $77,800 is related to the Arkansas River Agreement as described in Note 3), $117,300 relates to construction invoices for the County Agreement, and the remainder is for operating payables. At August 31, 2005, the Company had accrued liabilities of $31,500 of which $23,000 were for professional fees, approximately $4,000 relates to construction invoices for the County Agreement and the remainder were for operating payables.

NOTE 6 — LONG-TERM DEBT

Long-term debt, including accrued interest, at August 31, is comprised of the following:

	2006	2005
Note payable to former CEO’s estate, due October 2007, non-interest bearing, unsecured	$26,542	$26,542

Notes payable, extinguished in August 2006.	—	876,718

Notes payable to former CEO’s estate extinguished in December 2005.	—	551,661
Total long-term debt	$26,542	$1,454,921

The Participating Interest in Export Water supply and the Tap Participation Fees payable to HP A&M are contingent obligations of the Company that have no scheduled maturity dates. Therefore, these liabilities are not included in the table above. As of August 31, 2006, the only debt the Company has with a contractual maturity date is the note payable to the estate of our former CEO, which is due in October 2007 and is therefore classified entirely as long-term.

Principal payable by HP A&M (reflected on our balance sheet as Contingent obligations payable upon default of HP A&M) approximate the following for the years ending August 31: $910,200 in 2007, $828,300 in 2008, $888,500 in 2009, $952,200 in 2010, $1,019,700 in 2011, and $9,793,900 thereafter. The balance as of August 31, 2006 includes $205,000 of unpaid interest. The Contingent obligations payable upon default of HP A&M have been reflected as non-current on our balance sheet as there is no indication that HP A&M will default. The notes payable by HP A&M require balloon payments at maturity, have maturity dates through 2013, and accrue interest at either 6% or 7% per annum.

As further described in Note 4 above, in August 2006 the Company issued 242,169 shares of restricted common stock as consideration for the extinguishment of approximately $896,000 of debt and accrued interest and $4.7 million of CAA interests. The net gain on this transaction was approximately $390,900 which is reflected in the Company’s statement of operations.

As further described in Note 13 below, in December 2005, the Company and the estate of its former CEO agreed to terms whereby the Company paid the estate approximately $195,600 in full consideration of notes payable and accrued interest totaling approximately $558,800.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred and Common Stock. The Company’s non-voting Series B Preferred Stock have a preference in liquidation of $1.00 per share less any dividends previously paid. Additionally, the Series B Preferred Stock are redeemable at the discretion of the Company for $1.00 per share less any dividends previously paid. In the event that the Company’s proceeds from sale or disposition of Export Water rights exceeds $36,026,232, the Series B Preferred Stock holders will receive the next $433,000 of proceeds in the form of a dividend.

Stock Options. The Company maintains two stock option plans, the 2004 Incentive Plan which was approved by stockholders in April 2004, and the Equity Incentive Plan which was approved by stockholders in June 1992, (collectively the “Option Plans”) for executives, eligible employees and non-employee directors. Under the Option Plans, options to purchase shares of stock can be granted with exercise prices and vesting periods determined by the Compensation Committee of the Board and are exercisable over periods of up to ten years. The Company has 1.6 million and 1.2 million shares of common stock reserved for issuance under the 2004 Incentive Plan and the Equity Incentive Plan, respectively. Of these amounts, 1,477,500 options can still be granted under the 2004 Incentive Plan. The Equity Incentive Plan expired in 2002 and no additional options can be granted under this plan.

The following table summarizes the stock option activity for the Company’s option plans for fiscal 2006:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at beginning of year	1,507,779	$1.94
Granted	45,000	9.76
Exercised	(891,443)	1.80
Forfeited or expired	—	—
Outstanding at end of year	661,336	$3.08

Options exercisable at year end	601,336	$2.46

The following table summarizes the activity and value of non-vested options during fiscal 2006:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Non-vested options outstanding at beginning of year	45,000	$6.78
Granted	45,000	8.55
Vested	(30,000)	6.80
Forfeited	—	—
Non-vested options outstanding at end of year	60,000	$8.10

The following table summarizes information regarding options granted and vested during the years ended August 31:

	2006	2005	2004
Number of options granted	45,000	12,500	65,000
Weighted average grant date fair value	$8.55	$6.22	$7.00

Number of options exercised	891,443	684,132	485,589
Aggregate intrinsic value of options exercised	$534,900	$410,500	$291,400

Number of options vested	30,000	20,000	—
Total fair value of options vested	$209,600	$142,400	$—

The following table summarizes information about stock options that are fully vested and exercisable as of August 31, 2006:

Range of Exercise Prices	Number	Weighted-average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Value
$1.80	538,836	1.0	$1.80	$323,300
$7.00-$9.00	62,500	8.0	8.10	431,600
$12.00-$14.00	—	—	—	—
$1.80 to $14.00	601,336	1.7	$2.46	$754,900

At August 31, 2006, the Company has unrecognized SFAS 123(R) expenses relating to non-vested options that are expected to vest totaling $508,900. The weighted-average period over which these options are expected to vest is 2 years. The Company has not recorded any excess tax benefits to additional paid in capital.

In August 2006, the Company granted its new director an option to purchase 5,000 shares of the Company’s common stock pursuant to the 2004 Incentive Plan. The option vests 50% on the first anniversary date of the grant and 50% on the second anniversary date of the grant. Also in August in 2006, the Company granted an employee options to purchase 30,000 shares of the Company’s common stock pursuant to the 2004 Incentive Plan. The shares vest one third on each of the next three anniversary dates of the grant.

In April of 2005, options to purchase 10,000 shares of the Company’s common stock were granted to non-employee directors under the 2004 Incentive Plan, which vest in one year.

During the fiscal year ended August 31, 2006, the Company received approximately $1,150,000 from the exercise of stock options. Option holders can either exercise their options by paying the Company their exercise price in cash or, upon approval by the compensation committee of the board of directors, by the option holder exchanging  shares of common stock held by the option holder for more than six months, with a market value at the date of exercise equal to the exercise price of options being exercised , for the shares to be issued pursuant to the option exercise. If option holders use mature shares to exercise their options, the Company records the mature shares utilized as treasury stock. Since the option holders determine which method they will utilize to pay the exercise price of the options, the Company can not estimate the number of treasury shares that may be received in the coming year.

The exercise price for 391,443 of the options exercised in fiscal 2006 was paid for by the option holders utilizing 57,125 shares of common stock held by the applicable option holders more than six months with a market value at the dates of exercise totaling approximately $454,600, which is shown as Treasury Stock on the accompanying balance sheet.

The exercise price for 308,299 of the options exercised in fiscal 2005 was paid for by the option holders utilizing 73,154 shares of common stock held by the applicable option holders more than six months with a market value at the dates of exercise totaling approximately $554,900, which is shown as Treasury Stock on the accompanying balance sheet.

Warrants. As of August 31, 2006, the Company has outstanding warrants to purchase 92 shares of common stock at an exercise price of $1.80 per share. During fiscal 2006, the Company issued 15,520 shares of common stock upon the exercise of 15,520 warrants. The warrant holder paid the exercise price of $27,936 in cash. These warrants expire six months from the earlier of (i) the date all of the Export Water is sold or otherwise disposed of, (ii) the date the CAA is terminated with respect to the original holder of the warrant, or (iii) the date on which the Company makes the final payment pursuant to Section 2.1(r) of the CAA.

Gain on extinguishment of related party debt.  See Note 13 — Related Party Transactions regarding gain on extinguishment of related party debt recorded as additional paid in capital.

NOTE 8 -  SIGNIFICANT CUSTOMERS

The Company had accounts receivable from two customers totaling approximately $60,600 and $47,900 as of August 31, 2006 and 2005, respectively. The same customers accounted for approximately 96%, 98% and 96% respectively, of the Company’s revenues during the years ended August 31, 2006, 2005 and 2004.

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

	2006	2005	2004
Deferred tax assets:
Net operating loss carryovers	$3,366,200	$3,472,500	$2,406,100
Depreciation and depletion of water and water systems	479,200	77,900	712,700
Water tap revenue	159,500	—	—
Valuation allowance	(4,003,300)	(3,548,900)	(3,118,800)
Net deferred tax asset	1,600	1,500	—
Deferred tax liabilities:
Depreciation on property and equipment	(1,600)	(1,500)	—
Net deferred assets	$—	$—	$—

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

Income taxes computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following for the years ended August 31:

	2006	2005	2004
Expected benefit from federal income taxes at statutory rate of 34%	$(269,600)	$(357,300)	$(667,300)
State taxes, net of federal benefit	(26,200)	(34,700)	(64,800)
Expiration of net operating losses	160,500	176,900	365,800
Permanent differences	(319,100)	(215,000)	200
Change in valuation allowance	454,400	430,100	366,100
Total income tax expense	$—	$—	$—

At August 31, 2006, the Company has approximately $9,025,000 of net operating loss carryovers available for income tax purposes which expire between fiscal 2007 and 2026. Utilization of these net operating loss carryforwards may be subject to substantial annual ownership change limitations provided by the Internal Revenue Code. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Net operating loss carryforwards of approximately $430,000, $474,000 and $981,000 expired during the years ended August 31, 2006, 2005 and 2004, respectively.

NOTE 10 — INFORMATION CONCERNING BUSINESS SEGMENTS

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

The Company principally has two lines of business: (i) the design and construction of water and wastewater systems, and (ii) the provision of water and wastewater services, which includes the operations and maintenance of systems the Company constructed, to customers within the Company’s service area.

The Company had one construction project occur in fiscal 2006 and none in fiscal 2005 or 2004 because development has not begun on either the Lowry Range Property or Sky Ranch, and therefore, the Company has not recognized any construction revenues or expenses during the years ended August 31, 2005 or 2004.

Beginning in August 2005 and concluding in fiscal 2006, the Company constructed a water system to provide water services to the Fairgrounds. The construction project included the design and construction of a 500,000 gallon water tank, a new deep water well and pipeline. The Company designed the system and hired third party contractors to build the required infrastructure, which was supervised by the Company’s engineer. The construction costs totaled $2.6 million, which is capitalized with the Company’s investments in water and water systems. As of August 31, 2006, these assets were fully operational and transferred to the service provider segments balance sheet and therefore there are no construction related assets on the Company’s accompanying balance sheet.

The results of operations for the year ended August 31, 2006 relate to the service provider segment with the exception of (i) the $1,200 of tap fees recognized as revenues which relates to tap fees received by the Company which were used for the construction of the required wholesale facilities, (ii) the $3,500 of Special facility funding recognized during fiscal 2006 which is the ratable portion of the construction funding being provided by the County related entirely to the construction of the Special Facilities, and (iii) an estimated $90,000 of salaries and related costs incurred by the Company for the work performed by Company employees on the construction project.

NOTE 11 — 401(k) PLAN

Effective July 25, 2006, the Company adopted the Pure Cycle Corporation 401(k) Profit Sharing Plan (the “Plan”), a defined contribution retirement plan for the benefit of its employees. The Plan is currently a salary deferral only plan and at this time the Company does not match employee contributions. The Company pays the annual administrative fees of the Plan, which are estimated to be approximately $2,500 per year, and the Plan participants pay the investment fees. The Plan is open to all employees, age 21 or older, who have been employees of the Company for at least six months. During the year ended August 31, 2006, because the Plan was not open for the entire year, the Company paid fees of less than $1,000 for the administration of the Plan.

NOTE 12 — SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

	Years Ended August 31,
	2006	2005	2004
Tap Participation Fee issued to HP A&M pursuant to Arkansas River Agreement	$66,102,825	$—	$—

Common stock issued to HP A&M pursuant Arkansas River Agreement	$36,240,000	$—	$—

Contingent obligations payable upon default by HP A&M reflected as receivable in equity	$14,597,816	$—	$—

Common stock issued to acquire contingent obligations, and extinguish debt	$2,128,196	$—	$326,122

Construction proceeds receivable included in deferred revenue	$864,955	$—	$—

Gain on extinguishment of related party debt accounted for as contributed capital	$363,208	$—	$—

Treasury stock accepted upon exercise of stock options with mature shares used as consideration	$454,595	$554,939	$—

Investments in water and water systems included with accrued liabilities	$117,287	$—	$—

Capitalized legal and engineering fees incurred in connection with Arkansas River water acquisition included with accrued liabilities	$77,842	$—	$—

Water rights acquired with deferred tap fee credits	$52,438	$—	$—

Estimated common stock registration costs included with accrued liabilities	$15,000	$—	$—

Restricted common stock issued to former CEO in satisfaction of reimbursement obligation	$—	$2,415,000	$—

Preferred stock converted to common stock	$—	$—	$10,055

NOTE 13 — RELATED PARTY TRANSACTIONS

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

In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000 is unsecured, bears interest based on the prevailing prime rate plus 2% (10.25% at August 31, 2006) and matures on December 31, 2006. The $452,230 balance of the note receivable at August 31, 2006 includes borrowings of $229,310 and accrued interest of $222,920. The Company extended the due date to December 31, 2007 and accordingly the note has been classified as non-current.

NOTE 14 — SUPPLEMENTAL DATA: SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)

In thousands, except per share amounts
Fiscal 2006 quarters ended:	August 31	May 31	February 28	November 30
Total revenues	$83.5	$67.7	$55.0	$65.6
Gross margin	$55.3	$54.8	$40.9	$46.8
Net loss	$(79.1)	$(201.9)	$(306.8)	$(205.1)
Earnings per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Market price of common stock
High	$11.23	$14.48	$11.88	$8.00
Low	$7.67	$9.57	$6.61	$5.56

Fiscal 2005 quarters ended:	August 31	May 31	February 28	November 30
Total revenues	$71.5	$68.4	$40.8	$54.0
Gross margin	$57.6	$54.5	$28.5	$30.9
Net loss	$(330.9)	$(216.3)	$(297.7)	$(206.0)
Earnings per share - basic and diluted	$(0.02)	$(0.02)	$(0.02)	$(0.02)

Market price of common stock
High	$8.90	$7.85	$9.50	$9.40
Low	$6.57	$3.06	$6.30	$7.05

*****

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                 Controls and Procedures.

(a)                          Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Exchange Act Rule 13a—15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The President and Chief Financial Officer assessed the effectiveness of internal control over financial reporting as of August 31, 2006 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the President and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2006 due to the material weakness in internal control over financial reporting described below (Item 9A(b)).

(b)                          Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Securities and Exchange Act of 1934 defines internal control over financial reporting in Rule 13a-15(f) as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based upon its assessment, management concluded that, as of August 31, 2006, the Company has inadequate controls over the process for the identification and implementation of the proper accounting for certain transactions which resulted in material audit adjustments.

A material weakness represents a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of this deficiency, there were misstatements in the Company’s financial statements that were corrected prior to the issuance of the fiscal 2006 financial statements.

As a result of the aforementioned material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2006.

Anton Collins Mitchell LLP, the Company’s independent registered public accounting firm, who has audited the Company’s financial statements included herein, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting at August 31, 2006 which report is included herein.

(c)                           Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

(d)                          Remediation Efforts to Address Material Weaknesses in Internal Control Over Financial Reporting

The Company is developing a formal remediation plan and intends to make progress on remediation during fiscal 2007 and to complete the remediation of this weakness by August 31, 2007. Remediation includes the verification through management testing that the revised control procedures are operating effectively, which may extend the remediation timeline if these tests indicate that the control deficiency remains.

(e)                           Report of Independent Registered Public Accounting Firm

The report of the Company’s independent registered public accounting firm is included in Item 8. Financial Statements and Supplementary Data.

Item 9B.                 Other Information.

None

PART III

Information concerning Items 10 through Items 14 are contained in our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference, which is expected to be filed on or about December 15, 2006.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

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

10.8

Settlement Agreement and Mutual Release dated April 11, 1996 by and among the Land Board and the District, Pure Cycle Corporation, INCO Securities Corporation, Apex Investment Fund II, L.P., Landmark Water Partners, L.P., Landmark Water Partners II, L.P., Environmental Venture Fund, L.P., Environmental Private Equity Fund II, L.P., The Productivity Fund II, L.P., Proactive Partners, L.P., Warwick Partners, L.P., Auginco, Anders C. Brag, Amy Leeds, and D.W. Pettyjohn, and OAR, Incorporated, Willard G. Owens and H.F. Riebesell, Jr. Incorporated by reference from Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 1996).

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

10.15

Corrected Amendment to Water Service Agreement for the Sky Ranch PUD dated March 5, 2004. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568. *

10.16

Amended and Restated Lease Agreement between the Land Board and the District dated April 4, 1996. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.17

Bargain and Sale Deed among the Land Board, the District and the Company dated April 11, 1996. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.18

Mortgage Deed, Security Agreement, and Financing Statement between the Land Board and the Company dated April 11, 1996. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.19

Water Service Agreement for the Hills at Sky Ranch Water dated May 14, 2004 among Icon Land II, LLC, a Colorado limited liability company, the Company, and the District. Incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 21, 2004.

10.20	Purchase and Sale Agreement dated as of August 31, 2004 between Pure Cycle Corporation and Proactive Partners, L.P. incorporated by reference from Form 8-K filed on November 12, 2004.

10.21	Settlement Agreement dated as of August 31, 2004 among Pure Cycle Corporation, Thomas P. Clark and LCH, Inc. incorporated by reference from Form 8-K filed on November 12, 2004.

10.22	Purchase and Sale Agreement dated as of August 31, 2004 among Pure Cycle Corporation, OAR Incorporated and Willard G. Owens incorporated by reference from Form 8-K filed on November 12, 2004.

10.23	Form of Amendment to Warrant incorporated by reference from Form 8-K filed on November 12, 2004.

10.24	Agreement for Water Service dated August 3, 2005 among Pure Cycle Corporation, Rangeview Metropolitan District and Arapahoe County incorporated by reference from Form 8-K filed on August 4, 2005.

10.25	Arkansas River Agreement dated May 10, 2006 among Pure Cycle Corporation and High Plains A&M, LLC incorporated by reference from Form 8-K filed on May 16, 2006.

14	Code of Ethics Adopted February 13, 2004 incorporated by reference from our Proxy Statement for the Annual Meeting held April 12, 2004.

16.1	Letter from KPMG to the Securities and Exchange Commission, dated December 17, 2004, incorporated by reference from form 8-K filed on December 17, 2004.

23.1	Consent of Anton Collins Mitchell LLP *

23.2	Consent of KPMG, LLP *

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*    Filed herewith

(b)                           Financial Statement Schedules

None

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

Mark W. Harding, President and Chief Financial Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark W. Harding	President,	November 20, 2006
Mark W. Harding	Chief Financial Officer and
Director

/s/ Harrison H. Augur	Chairman, Director	November 20, 2006
Harrison H. Augur

/s/ Mark D. Campbell	Director	November 20, 2006
Mark D. Campbell

/s/ Richard L. Guido	Director	November 20, 2006
Richard L. Guido

/s/ Peter C. Howell	Director	November 20, 2006
Peter C. Howell

/s/ George M. Middlemas	Director	November 20, 2006
George M. Middlemas