Form 10-Q
period 2006-11-30
PURE CYCLE CORP
filed 2007-01-16
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  November 30, 2006

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

Large accelerated filer ☐                                    Accelerated filer ☒                                             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company filer (as defined in rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 12, 2007:

Common stock, 1/3 of $.01 par value	18,368,807
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

PURE CYCLE CORPORATION

BALANCE SHEETS

	November 30,	August 31,
	2006	2006
	(unaudited)	(restated)
ASSETS:
Current assets:
Cash and cash equivalents	$99,438	$374,069
Marketable securities	2,337,747	2,529,406
Trade accounts receivable	45,787	65,420
Interest receivable	32,081	36,880
Prepaid expenses and other current assets	94,611	50,825
Current portion of construction proceeds receivable	64,783	64,783
Total current assets	2,674,447	3,121,383

Investments in water and water systems, net	124,862,968	124,923,693

Construction proceeds receivable, less current portion	784,338	800,172
Note receivable – Rangeview Metropolitan District, including accrued interest	458,090	452,230
Property and equipment, net	3,584	4,287
Total assets	$128,783,427	$129,301,765

LIABILITIES:
Current liabilities:
Accounts payable	$19,794	$34,650
Accrued liabilities	169,957	289,596
Deferred revenues	55,800	55,800
Current portion of long-term debt – related parties	26,542	—
Total current liabilities	272,093	380,046

Long-term debt – related parties	—	26,542
Deferred revenues, less current portion	1,599,564	1,613,515
Participating Interests in Export Water Supply	6,513,738	6,514,116
Tap Participation Fee payable to HP A&M	66,102,825	66,102,825
Total liabilities *	74,488,220	74,637,044

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock:
Par value $.001 per share, 25 million shares authorized; Series B – 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433

Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 18,368,807 and 18,348,834 shares outstanding	61,684	61,602
Additional paid-in capital	80,732,444	80,609,875
Treasury stock, at cost, 134,979 and 130,279 shares of common stock	(1,053,949)	(1,009,534)
Accumulated comprehensive loss	(3,417)	(10,654)
Accumulated deficit	(25,441,988)	(24,987,001)
Total stockholders’ equity *	54,295,207	54,664,721
Total liabilities and stockholders’ equity	$128,783,427	$129,301,765

* These August 31, 2006 balances have been restated - See Note 1.

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended November 30,
	2006	2005

Revenues:
Metered water usage	$35,005	$38,643
Wastewater treatment fees	14,752	14,752
Special facility funding	10,377	—
Water tap fees	3,574	—
Sky Ranch options	—	12,150
Total revenues	63,708	65,545

Expenses:
Cost of revenues:
Water delivery costs	(13,689)	(14,019)
Wastewater treatment costs	(5,909)	(4,586)
Depletion and depreciation	(21,829)	(185)
Total cost of revenues	(41,427)	(18,790)
Gross margin	22,281	46,755

General and administrative expenses	(443,536)	(288,418)
Depreciation	(79,399)	(2,764)
Operating loss	(500,654)	(244,427)

Other income (expense):
Interest income	44,603	48,840
Gain on sale of marketable securities	1,064	—
Interest expense - related parties	—	(5,340)
Interest expense	—	(4,185)

Net loss	$(454,987)	$(205,112)

Net loss per common share – basic and diluted	$(.02)	$(.01)

Weighted average common shares outstanding – basic and diluted	18,353,443	14,371,263

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended November 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(454,987)	$(205,112)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation expense	78,236	51,019
Depreciation, depletion and other non-cash items	101,933	2,949
Interest expensed on long-term debt – related parties	—	5,340
Interest expensed on long-term debt	—	4,185
Interest added to construction proceeds receivable	(12,831)	—
Interest added to note receivable – Rangeview Metropolitan District	(5,860)	(4,955)
Gain on sale of marketable securities	(1,064)	—
Changes in operating assets and liabilities:
Export water proceeds to be remitted to escrow agent	—	174,890
Trade accounts receivable	19,633	(58)
Construction proceeds receivable	28,665	—
Interest receivable and prepaid expenses	(38,987)	(30,149)
Accounts payable and accrued liabilities	(134,495)	(159,043)
Deferred revenues	(13,951)	(12,150)
Net cash used by operating activities	(433,708)	(173,084)

Cash flows from investing activities:
Investments in water and water systems	(4,000)	(220,167)
Capitalized acquisition costs	(35,800)	—
Sales and maturities of marketable securities	199,960	1,487,490
Purchase of marketable securities	—	(2,391,576)
Purchase of property and equipment	—	(2,456)
Net cash provided (used) by investing activities	160,160	(1,126,709)

Cash flows from financing activities:
Payments to Participating Interests in Export Water Supply holders	(1,083)	—
Proceeds from the sale of common stock	—	270,000
Net cash (used) provided by financing activities	(1,083)	270,000

Net change in cash and cash equivalents	(274,631)	(1,029,793)
Cash and cash equivalents – beginning of period	374,069	1,973,882
Cash and cash equivalents – end of period	$99,438	$944,089

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - ACCOUNTING PRINCIPLES

The balance sheet as of November 30, 2006, the statements of operations for the three months ended November 30, 2006 and 2005, respectively, and the statements of cash flows for the three months ended November 30, 2006 and 2005 have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at November 30, 2006 and for all periods presented have been appropriately made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

The August 31, 2006 balance sheet was derived from the Company’s audited financial statements.  The items marked with an “*” on the Company’s August 31, 2006 balance sheet have been restated to correct an error in the Company’s financial statements, which was brought to the Company’s attention by the Securities and Exchange Commission (the “Commission”) in discussions on January 11, 2007. On its August 31, 2006 balance sheet, the Company recorded a liability and contra-equity receivable related to promissory notes maintained by High Plains A&M, LLC (“HP A&M”) as described in Note 3 below. Upon review, it was determined that since the probability of HP A&M defaulting on the notes and the Company losing any of the water rights or property subject to the notes being remote, this did not constitute an indirect guarantee pursuant to FASB Interpretation No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (as amended). Therefore, the Company has removed the liability and contra-equity receivable reflected in its August 31, 2006 financial statements. The Company then evaluated this guarantee under FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities (as amended) (“FIN 46R”) as further described in Note 3.Based on this error, the Company’s balance sheet as of August 31, 2006, and the notes related thereto in the Company’s 2006 Annual Report on Form 10-K should not be relied upon. Additionally, the Company and the Commission continue to review other purchase accounting issues related to the Company’s acquisition of Arkansas River water rights and properties from HP A&M. The Company will amend its 2006 Annual Report on Form 10-K as soon as practicable. Such amendments will only relate to the accounting for the HP A&M asset acquisition and will not impact the Company’s statements of operations or cash flows. This restatement has no impact on the Company’s previously reported cash flows, net loss or net loss per share.

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

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended November 30, 2006 and 2005, was approximately $78,000 and $51,000, respectively.

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

Stock-based compensation expense recognized in the Company’s statements of operations for the three months ended November 30, 2006 and 2005, includes the following:

•                  Compensation expense for share-based payment awards granted prior to, but not yet vested as of, September 1, 2005. The compensation expense recognized was based on the grant date fair value estimated in accordance with the pro-forma provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

•                  Compensation expense for share-based payment awards granted subsequent to September 1, 2005. The compensation expense recognized was based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

In accordance with SFAS 123(R) stock-based compensation expense recognized in the statements of operations for the three months ended November 30, 2006 and 2005 is based on awards ultimately expected to vest. The Company does not expect any forfeitures of its prior option grants and therefore the compensation expense has not been reduced for estimated forfeitures. No options were forfeited by option holders during the three months ended November 30, 2006 or 2005. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The Company attributes the value of stock-based compensation to expense using the straight-line single option method for all options granted.

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) for the pro forma information required under SFAS 123 as well as the compensation expense recorded pursuant to SFAS 123(R). The Company’s determination of the estimated fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the following variables and assumptions:

•                  The grant date exercise price – which is the closing market price of the Company’s common stock on the date of grant;

•                  Estimated option lives – based on historical experience with existing option holders;

•                  Estimated dividend rates – based on historical and anticipated dividends over the life of the option;

•                  Life of the option – pursuant to the 2004 Incentive Plan, all option grants have a 10 year life;

•                  Risk-free interest rates – with maturities that approximate the expected life of the options granted;

•                  Calculated stock price volatility – calculated over the expected life of the options granted, which is calculated based on the weekly closing price of the Company’s common stock over a period equal to the expected life of the option; and

•                  Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

No options were granted in the three months ended November 30, 2006.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). Because the Company continues to incur net operating losses and therefore has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options currently has no impact on the income tax provision.

Business segments. The operating segments reported below are the segments of the Company for which separate discrete financial information is available and for which results are evaluated by the Company’s President in deciding how to allocate resources and in assessing performance. The Company evaluates the performance of its segments based on gross margins of the respective business units before corporate and unallocated shared expenses if any. The accounting policies of the segments are the same as those of the Company as described in Note 2 in the Company’s 2006 Annual Report on Form 10-K.

The Company principally has two lines of business: (i) the design and construction of water and wastewater systems, and (ii) the provision of water and wastewater services, which includes the operations and maintenance of systems the Company constructed, to customers within the Company’s service area.

Beginning in August 2005 and concluding in fiscal 2006, the Company expanded its water system to enable it to provide water services to the Arapahoe County Fairgrounds. The construction project included the design and construction of a 500,000 gallon water tank, a new deep water well and pipelines. The Company designed the system and hired third party contractors to build the required infrastructure, which was supervised by the Company’s engineer. The construction costs totaled $2.6 million, which are capitalized with the Company’s investments in water and water systems. As of August 31, 2006, these assets were fully operational and transferred to the service provider segment balance sheet and therefore there are no construction segment assets on the Company’s accompanying balance sheet.

The results of operations for the three months ended November 30, 2006 relate entirely to the service provider segment with the exception of (i) the $3,574 of deferred water tap fees recognized as revenues, and (ii) the $10,377 of deferred Special facility funding recognized as revenues. There were no operations related to the construction segment for the three months ended November 30, 2005.

Reclassifications. Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

NOTE 2 – MARKETABLE SECURITIES

Marketable Securities. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations each reporting period. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company had no investments classified as held-to-maturity at November 30, 2006 or August 31, 2006.

Debt securities for which the Company does not have the positive intent or ability to hold to maturity are classified as available-for-sale, along with any investments in equity securities. Securities classified as available-for-sale are marked-to-market at each reporting period. Changes in value on such securities are recorded as a component of Accumulated comprehensive income.The cost of securities sold is based on the specific identification method.

The following is a summary of marketable securities at November 30, 2006:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$100,234	$—	$—	$100,234
U.S. government debt securities:
With unrealized gains:	494,668	1,407	—	496,075
With unrealized losses held more than 12 months	798,203	—	(2,999)	795,204
U.S. corporate debt securities:
With unrealized gains	345,789	1,165	—	346,954
With unrealized losses held:
Less than 12 months	401,292	—	(1,496)	399,796
More than 12 months	301,212	—	(1,494)	299,718
Total investments	2,441,398	2,572	(5,989)	2,437,981
Less cash equivalents	100,234	—	—	100,234
Total marketable securities	$2,341,164	$2,572	$(5,989)	$2,337,747

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

The Company’s marketable securities mature at various dates through December 2007. However, these securities represent the temporary investment of capital and it is not management’s intent to hold these securities until maturity.

NOTE 3 – INVESTMENTS IN WATER AND WATER SYSTEMS

The Company’s investments in water and water systems consist of the following at November 30, 2006 and August 31, 2006:

	November 30, 2006		August 31, 2006
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion

Arkansas River Valley water supply and related assets	$102,629,577	$(76,252)	$102,593,777	$—
Rangeview water supply	13,928,448	(3,920)	13,924,448	(3,768)
Rangeview water system	167,720	(31,154)	167,720	(28,862)
Paradise water supply	5,520,836	—	5,520,836	—
Arapahoe County Fairgrounds water and water system	2,653,995	(28,901)	2,653,995	(7,225)
Sky Ranch water supply	100,000	—	100,000	—
Water supply – other	3,022	(403)	3,022	(250)
Totals	$125,003,598	$(140,630)	$124,963,798	$(40,105)

Net investments in water and water systems	$124,862,968		$124,923,693

Acquisition of the Arkansas River Valley Assets. As more fully described in Note 3 to the Company’s 2006 Annual Report on Form 10-K, effective May 10, 2006, the Company entered into the Asset Purchase Agreement (the “Arkansas River Agreement”) with HP A&M to acquire the following assets from HP A&M:

(i)             Senior water interests in the Arkansas River and its tributaries represented by shares of the Fort Lyon Canal Company (“FLCC”) (collectively these are referred to as the “Water Rights”),

(ii)          Certain real property located in Bent, Otero and Prowers counties, Colorado associated with the Water Rights (the “Properties”) (certain of the Properties are subject to promissory notes maintained by HP A&M as further described below), and

(iii)       Certain contract rights, water delivery fixtures, mineral rights, and other water interests related to the Water Rights and Properties (collectively the Water Rights, Properties, and related assets are referred to as the “Acquired Assets”).

The Company acquired the Water Rights to enhance and better balance its water portfolio by increasing its rights to senior surface water. The Properties and other non-water assets were acquired because the rights to the Arkansas River water the Company seeks to transfer for use in the Denver market are based on the quantity of water historically used to irrigate crops grown on the Properties.

The Company and HP A&M consummated the asset acquisition on August 31, 2006 after the due diligence period provided for in the Arkansas River Agreement. As consideration for the Acquired Assets, on August 31, 2006, the Company issued HP A&M 3,000,000 shares of Pure Cycle common stock and granted HP A&M the right to receive ten percent (10%) of the Company’s gross proceeds, or the equivalent thereof, from the future sale of the next 40,000 water taps (the “Tap Participation Fee”) (the 40,000 figure was reduced to 39,470 at the August 31, 2006 closing date because HP A&M sold certain assets and properties not related to the FLCC shares which were subject to the Arkansas River Agreement and were available for credits against the Tap Participation Fee). The Tap Participation Fee will be due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the three months ended November 30, 2006 and therefore made no Tap Participation Fee payments. After five years, under circumstances defined in the Arkansas River Agreement, the Tap Participation Fee can increase to 20% and the number of water taps subject to the Tap Participation Fee would be correspondingly reduced by half. The entire Tap Participation Fee is subject to acceleration in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.

Certain of the properties the Company acquired are subject to outstanding promissory notes with principal and accrued interest totaling approximately $14.5 million at November 30, 2006. These notes are secured by deeds of trust on the Properties. The Company did not assume any of these promissory notes and is not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, at the Company’s sole discretion, the Company may make payments pursuant to any or all of the notes and cure any or all of the defaults. If the Company does not cure the defaults, it will lose the properties securing the defaulted notes. If HP A&M defaults on the promissory notes, the Company can foreclose on a defined amount of stock issued to HP A&M and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Because HP A&M would lose such a substantial amount of equity and Tap Participation Fees, and based on the financial stability of HP A&M and its owners and affiliated companies, the probability of HP A&M defaulting on the notes is deemed remote.

Because the outstanding notes are collateralized by the Company’s real property and water rights, HP A&M is deemed to be a Variable Interest Entity (“VIE”) as defined by FIN 46R. However, because the Company will not absorb any of HP A&M’s expected losses or receive a majority of HP A&M’s expected gains, the Company is not deemed the “Primary Beneficiary” of HP A&M and therefore is not required to consolidate HP A&M. HP A&M became a VIE to the Company on August 31, 2006 when the Company acquired Arkansas River water rights and related properties subject to the outstanding promissory notes. HP A&M is a holding company that acquires water rights and related properties for investment and sale purposes. If HP A&M were to default on the notes, the Company would lose approximately 60 of the 80 real property interests it acquired and the water rights associated with those properties which collateralize the notes, unless the Company cured the notes in default.

Upon the closing, the Company and HP A&M also entered into various agreements which are explained in more detail in the Company’s 2006 Annual Report on Form 10-K. One of the agreements is a five year property management agreement with HP A&M, pursuant to which HP A&M holds the right to pursue leasing of the Properties and the Water Rights to interested parties. All lease income associated with leasing the Properties and Water Rights, together with all costs associated with these activities including but not limited to, overhead obligations, real property taxes, and personnel costs, are the sole opportunity and obligation of HP A&M. The Company assumed title to the current farm leases which are subject to the property management agreement effective August 31, 2006. However, pursuant to the Arkansas River Agreement, HP A&M will manage the leases for a period of five years and will receive all lease payments from the lessees as a management fee. Because the Company does not have the risk of loss associated with the leases (HP A&M’s management fee is equal to the lease income for the next five years, and contractually HP A&M has the risk of loss on the leases), in accordance with EITF Issue No. 99-19 Reporting Revenue Gross as Principal versus Net as an Agent (“EITF 99-19”), the lease income and management fees will be reflected on a net revenue basis throughout the term of the management agreement. The leases subject to the property management agreement are all operating leases and expire at various dates through 2010, which is earlier than the expiration date of the management agreement.

The Arkansas River Agreement has been accounted for in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations (“SFAS 141”). The cost of the acquisition was allocated to the Acquired Assets based on estimates of each asset’s, or group of assets’, respective fair value. SFAS 141 requires assets to be recorded at their fair values as determined by the value of the consideration paid or the value of the assets acquired, whichever is more reliable. Because the consideration paid includes a contingent portion that can not be reasonably estimated due to the nature of the payments, the Company determined that the value of the Acquired Assets was a more reasonable measure than the consideration paid. Therefore, the fair value of the Water Rights was determined by an independent third party appraisal and the remaining assets were valued by internal studies. The difference between the fair values of the Acquired Assets and the value of the equity consideration is recorded as the Tap Participation Fee Payable to High Plains A&M, LLC on the accompanying balance sheet. This amount is non-interest bearing and payments are only due if and when the Company sells water taps. The Tap Participation Fee ultimately paid to HP A&M could vary from the amount of the recorded liability. Per SFAS 141, any differences that arise between the actual payments made under the contingent consideration portion of the Arkansas River Agreement and the recorded liability will be accounted for separately at the time this occurs. Pursuant to Emerging Issues Task Force Issue No. 99-12 Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the equity consideration was valued based on the average closing price of the Company’s common stock two days before and after May 10, 2006, which is the effective date of the Arkansas River Agreement and the date the Arkansas River Agreement was announced.

Due to the timing of the closing of the Arkansas River Agreement and the complexities associated with the valuation of the Acquired Assets, the Company has not finalized its internal studies of the fair value of the Acquired Assets. Therefore, the allocation of the purchase price is based on preliminary data and could change when final evaluations of the Acquired Assets are completed.

In order to utilize the Arkansas River water in the Company’s service areas, the Company will be required to convert this water to municipal and industrial uses. Change of water use must be done through the Colorado water courts and several conditions must be present prior to the water court’s granting an application for transfer of a water right. A transfer case would be expected to require the Company to meet the following conditions and restrictions: (i) satisfaction of an anti-speculation requirement pursuant to which the applicant must have contractual obligations to provide water service to customers prior to the water court’s ruling on the transfer of a water right, (ii) a limitation that the applicant may only transfer the “consumptive use” portion of its water rights (the Company expects to face opposition to any consumptive use calculation of the historic agricultural uses of its water), (iii) a likely requirement that the applicant mitigate the loss of tax base in the basin of origin, (iv) likely re-vegetation requirements to restore irrigated soils to non-irrigated, and (v) a requirement to meet water quality measures which would be included in the cost of transferring the water rights. The Company will likely need to construct a pipeline, which would be approximately 150 miles long and cost in excess of $400 million, in order to transport the Arkansas River water to its potential customers along the Front Range. The cost for this pipeline is expected to be funded through tap sales utilizing the Company’s existing Denver based assets, but there can be no assurances that the Company will be able to generate the funds necessary to complete this pipeline without additional debt or equity offerings.

The Acquired Assets are being depleted and depreciated consistent with the Company’s depletion and depreciation policies.

NOTE 4 – PARTICIPATING INTERESTS IN EXPORT WATER

The Company commenced the purchase of its Rangeview Water Supply through a Water Commercialization Agreement (“WCA”), an agreement with a related investor (the “LCH Agreement”) and the sale of 432,513 shares of Series B Preferred Stock. The WCA was entered into in 1990 and amended in 1991 and 1992 and again in 1996 by the signing of the Comprehensive Amendment Agreement No. 1 (the “CAA”). The parties to the WCA and CAA agreements provided the Company approximately $11.1 million of financing to acquire the Rangeview Water Supply. This amount (which has been reduced by the transactions described below) is presented on the accompanying balance sheet as Participating Interests in Export Water supply, a liability. In addition to repaying the initial $11.1 million of funding, the CAA provided that the Company would pay the parties to the CAA an additional approximate $20.9 million of proceeds from Export Water sales (of which, $218,500 was to be retained by the Company). Under the CAA, these funds are to be repaid strictly with proceeds from the sale of Export Water. Therefore, before the acquisitions noted in the table below, which are further described in the Company’s 2006 Annual Report on Form 10-K for the year ended August 31, 2006, the first $32.0 million received from the sale of Export Water was required to be paid to external CAA holders.

As the proceeds from the sale of Export Water are received, and the amounts are remitted to the external CAA holders, the Company allocates a ratable percentage of this payment to the principal portion (the Participating Interests in Export Water supply liability account) with the balance of the payment being charged to the contingent obligation portion. The amount allocated to the liability is 35% which is the percentage the $11.1 million represented of the total $32.0 million obligation. The remaining portion, or 65%, is allocated to the contingent obligation. The portion allocated to principal will be recorded as a reduction in the Participating Interests in Export Water liability account while the amounts applied to the contingency are recorded on a net revenue basis when funds are received.

The table below details the transactions impacting the CAA obligations since its signing, which are explained in greater detail in the Company’s 2006 Annual Report on Form 10-K:

	Export Water Proceeds Received	Export Water Proceeds to Pure Cycle	Total Potential Obligation	Paticipating Interests Liability	Contingency
Original balances	$—	$218,500	$31,807,732	$11,090,630	$20,717,102
Sky Ranch option payment	50,000	—	(50,000)	(17,435)	(32,565)
Acquisitions	—	8,199,333	(8,199,333)	(2,858,920)	(5,340,413)
Balance at August 31, 2004	50,000	8,417,833	23,558,399	8,214,275	15,344,124
Sky Ranch option payment	50,000	(35,000)	(15,000)	(5,231)	(9,769)
Hills at Sky Ranch option payment	10,400	(7,280)	(3,120)	(1,088)	(2,032)
Arapahoe County tap fees *	532,968	(373,078)	(159,890)	(55,754)	(104,136)
Balance at August 31, 2005	643,368	8,002,475	23,380,389	8,152,202	15,228,187
Acquisition	—	4,698,001	(4,698,001)	(1,638,086)	(3,059,915)
Balance at August 31, 2006	643,368	12,700,476	18,682,388	6,514,116	12,168,272
Export water sales remitted to escrow agent	3,609	(2,526)	(1,083)	(378)	(705)
Balance at November 30, 2006	$646,977	$12,697,950	$18,681,305	$6,513,738	$12,167,567

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

NOTE 5 – STOCKHOLDERS’ EQUITY

During the three months ended November 30, 2006, the Company issued 24,673 shares of common stock upon the exercise of stock options. The options were exercised at a price of $1.80 per share. The exercise price for the options exercised was paid for by the option holder utilizing 4,700 shares of Company common stock that was held by the option holder more than six months with a market value at the date of exercise totaling $44,415, which is shown as Treasury Stock on the accompanying balance sheet.

Loss per Common Share

Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 663,663 and 1,321,224 common share equivalents as of November 30, 2006 and 2005, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

Comprehensive Loss

In addition to net loss, comprehensive loss includes the unrecognized changes in the fair value of marketable securities that are classified as available-for-sale as noted in the following table:

	Three Months Ended November 30
	2006	2005
Net loss	$(454,987)	$(205,112)
Unrealized gain (loss) on marketable securities	7,237	(12,200)
Comprehensive loss	$(447,750)	$(217,312)

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company leases office space from the son of its former CEO, who is also the sole manager of TPC Ventures, LLC which is a greater than 5% holder of the Company’s common stock. The Company leases the office space on a month-to-month basis for $1,000 per month.

NOTE 7 – SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Treasury stock accepted upon exercise of stock options with mature shares used as consideration	$44,415	$93,900

*****

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the financial statements and the notes thereto contained in our 2006 Annual Report on Form 10-K.

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

General

Pure Cycle Corporation is an investor owned water and wastewater service provider engaged in the design, construction, operation and maintenance of water and wastewater systems. We incorporated in 1976 in the State of Delaware. Our business premise is that water is a precious commodity that is often undervalued and therefore used inefficiently. We primarily operate in the Denver, Colorado metropolitan area and have assets located in the Denver area, in southeastern Colorado in the Arkansas River, and on the western slope of Colorado. Our business practices are centered on efficient and environmentally responsible water management programs to ensure we have water to meet the long-term needs of our customers. Utilizing our water assets, we withdraw, treat, store and deliver water to our customers. We then collect wastewater from our customers which is treated and reused through dual distribution systems. A dual distribution system is one in which domestic water demands and irrigation water demands are provided through separate independent infrastructure. Our dual distribution systems promote efficient water resource management and reduce the amount of water that is “wasted” by traditional water systems which enable us to maximize the use of our valuable water supplies and allow us the ability to provide long-term water solutions on a regional basis.

Our water assets are comprised of the following annual entitlements which are described in greater detail in our 2006 Annual Report on Form 10-K:

•                  We own approximately 60,000 acre-feet of senior (i.e., 1883) water rights in the Arkansas River and its tributaries represented by over 21,600 shares of the Fort Lyon Canal Company (“FLCC”);

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

Our water marketing activities target our water and wastewater services to developers and homebuilders developing new areas along the Front Range, which includes the greater Denver and Colorado Springs metropolitan areas. Our groundwater supplies are largely undeveloped and are located in the southeastern portion of the greater Denver area in Arapahoe County, one of the fastest growing regions of the Denver metropolitan area. The majority of our surface water is located in the Arkansas River Valley, and we are proposing to use it in our target service market and throughout the Front Range of Colorado. We work with area developers to investigate water supply constraints, water and wastewater utility issues, market demand, transportation concerns, employment centers and other issues in order to identify suitable areas for development. Construction of water and wastewater systems and the providing of water and wastewater services are subject to individual water and wastewater service agreements. We negotiate individual agreements with developers and/or homebuilders to provide the design, construction and operation of water and wastewater systems and services. Our service contracts outline our obligations to design, construct and operate certain facilities necessary to develop and treat water and treat and reuse wastewater. These service agreements include the timing of installation of the facilities, required capacities of the systems, and locations for the services to be provided. Service agreements address all aspects of the development of the water and wastewater systems, which are more specifically discussed in our 2006 Annual Report on Form 10-K.

We have a Service Agreement with the Rangeview Metropolitan District (the “District”) and the State of Colorado Board of Land Commissioners (the “Land Board”) to design, construct, operate and maintain water and wastewater systems on the Lowry Range. The Lowry Range is 22,000 acres of property located in the southeastern metropolitan area in Arapahoe County. In April 2006, the Land Board received proposals from developers to develop approximately 3,500 acres of the Lowry Range. Of this, we have the exclusive rights to provide water and wastewater services to approximately 1,200 acres. In December 2006, the Land Board selected Australia based Lend Lease Corporation, an international developer operating in over 40 countries worldwide to negotiate an exclusive development agreement.

Pursuant to the water services agreements with Sky Ranch, as further described in our 2006 Annual Report on Form 10-K, Sky Ranch is required to make annual option payments of $50,000 and $10,400 for the right to use our Export Water at Sky Ranch. As of the date of this filing we have not received either of the option payments due in our fiscal 2006 from Sky Ranch, and therefore Sky Ranch is in default on these payments. Notwithstanding Sky Ranch being in default on its option fees related to our Export Water, our service agreement with Sky Ranch remains in effect. We have purchased a portion of the water beneath Sky Ranch under an installment sale contract, and maintain responsibility to provide water service to up to 1,500 single family units at the Sky Ranch development. Continued default by Sky Ranch on payment of option fees for our Export Water, places the Sky Ranch development at risk of not being able to use our Export Water to service development in excess of the 1,500 single family units.

Restatement of Financial Information

As described in Note 1 to the accompanying financial statements, the items marked with an “*” on our August 31, 2006 balance sheet have been restated to correct an error in our financial statements, which was brought to our attention by the Securities and Exchange Commission (the “Commission”) in discussions on January 11, 2007. On our August 31, 2006 balance sheet we recorded a liability and contra-equity receivable related to promissory notes maintained by High Plains A&M, LLC (“HP A&M”) as described in Note 3 to the accompanying financial statements. Upon review, it was determined that since the probability of HP A&M defaulting on the notes and us losing any of the water rights or property subject to the notes being remote, this did not constitute an indirect guarantee pursuant to FASB Interpretation No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (as amended). Therefore, we have removed the liability and contra-equity receivable reflected in our August 31, 2006 financial statements. We then evaluated this guarantee under FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities (as amended) (“FIN 46R”) as further described in Note 3. Based on this error, our balance sheet as of August 31, 2006, and the notes related thereto in the 2006 Annual Report on Form 10-K should not be relied upon. Additionally, the Commission and Pure Cycle continue to review other purchase accounting issues related to our acquisition of Arkansas River water rights and properties from HP A&M. We will amend our 2006 Annual Report on Form 10-K as soon as practicable. Such amendments will only relate to the accounting for the HP A&M asset acquisition and not our statements of operations or cash flows. This restatement has no impact on our previously reported cash flows, net loss or net loss per share.

Results of Operations

Executive Summary

The approximate results of our operations for the three months ended November 30, 2006 and 2005 were as follows:

	2006	2005
Millions of gallons of water delivered	10.7	13.0
Water revenues	$35,000	$38,600
Water delivery operating costs	$13,700	$14,000
Gross margin %	61%	64%

Wastewater treatment revenues	$14,800	$14,800
Wastewater treatment operating costs	$5,900	$4,600
Gross margin %	60%	69%

General and administrative expenses	$443,500	$288,400

Water usage and Wastewater Treatment Revenues

Water deliveries for the three months ended November 30, 2006 dropped 18% over the comparable period in 2005. This was mainly due to the Front Range experiencing more precipitation in 2006 than in 2005 and therefore, our customers using less water for irrigation purposes. However, due to increased water usage fees in July 2006, the water usage revenues for the three months ended November 30, 2006 are only 9% lower than 2005.

Our water service charges are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established based on the average of three surrounding communities, referred to as our rate-based districts. Our rate-based districts have continued to raise their rates over the past several years.

Our wastewater customers are charged flat monthly fees based on the number of tap connections they have. Wastewater usage fees have not changed since July 2005.

Gross margin for water operations for the three months ended November 30, 2006 was comparable to the gross margin for water operations for the three months ended November 30, 2005. Gross margin for wastewater operations for the three months ended November 30, 2006 was impacted by certain testing and compliance costs not incurred in the comparable period in 2005. During the three months ended November 30, 2006, and for the comparable period in 2005, we reclassified certain energy bills from delivery operating costs to wastewater treatment operating costs to more accurately reflect the costs of treating wastewater.

General and Administrative and Other Expenses

General and administrative expenses for the three months ended November 30, 2006 and 2005 were impacted by the adoption of SFAS No. 123 (revised 2004) Share Based Payment (“SFAS 123(R)”). For the three month periods ended November 30, 2006 and 2005, we recorded stock-based compensation expenses of approximately $78,000 and $51,000, respectively. Without stock-based compensation expenses, general and administrative expenses for the periods presented would have been approximately $365,300 and $237,400. This is an increase over 2005 of $127,900 which is mainly attributable to the following:

•                  During the three months ended November 30, 2006 we paid approximately $75,000 in water assessment charges to the FLCC which is our share (based on the number of FLCC shares we own) of FLCC’s annual operating and maintenance expenditures.

•                  Franchise taxes increased significantly due to the increases in our total assets as a result of the Arkansas River water acquisition. This accounted for approximately $30,000 of the increase and is expected to result in an increase of approximately $90,000 for fiscal 2007.

•                  Professional fees, that were not capitalized as part of the acquisition costs, accounted for approximately $26,000 of the increase.

Depreciation charges for the three months ended November 30, 2006 increased approximately $98,300 over the three months ended November 30, 2005. This is mainly a result of depreciation charges associated with the water delivery fixtures acquired from HP A&M on August 31, 2006 (depreciation began on September 1, 2006) and depreciation of capitalized legal costs associated with the HP A&M asset acquisition. In addition, in late fiscal 2006 we began depreciating the costs incurred to extend the water system to the Arapahoe County Fairgrounds.

Interest income totaled approximately $44,600 and $48,800 for the three months ended November 30 2006 and 2005, respectively. This represents interest earned on the temporary investment of capital in available-for-sale securities, interest accrued on the note receivable from the District and interest accrued on the construction proceeds receivable from Arapahoe County. The decrease is due to less funds being invested and earning interest as a result of the Arapahoe County construction project in fiscal 2006.

Interest expense – related parties was $0 and approximately $5,300 for the three months ended November 30, 2006 and 2005, respectively. This is due to the repayment of all interest bearing debt as of August 31, 2006.

Interest expense – non-related parties was $0 and approximately $4,200 for the three months ended November 30, 2006 and 2005, respectively. This is due to the extinguishment of all interest bearing debt as of August 31, 2006.

Our net losses for the three months ended November 30, 2006 and 2005 were approximately $455,000 and $205,100, respectively. The increase in the net loss in 2006 is mainly attributable to the reasons noted above.

Liquidity and Capital Resources

Our working capital, defined as current assets less current liabilities, at November 30, 2006 was approximately $2.4 million, and we had cash and cash equivalents and marketable securities on hand totaling approximately $2.4 million at November 30, 2006. We believe that at November 30, 2006, we have sufficient working capital to fund our operations for the next year. However, there can be no assurance that we will be successful in marketing the water from our primary water projects in the near term. In the event increased revenues and cash flows from providing water and wastewater services are not achieved, we may incur additional short or long-term debt or seek to sell additional equity securities to generate working capital to support our operations.

Development of the water that we own, have rights to use, or may seek to acquire, will require substantial capital investments. We anticipate that capital required for the development of the water and wastewater systems will be financed through the sale of water taps to developers and water delivery charges to users. A water tap charge refers to a charge we impose to fund construction of “Wholesale Facilities” (“Wholesale Facilities” are further defined in our 2006 Annual Report on Form 10-K) and permit access to our water delivery system (e.g., a single-family home’s tap into our water system), and a water service charge refers to a water customer’s monthly water bill, generally charged per 1,000 gallons of water delivered to the customer. We anticipate tap fees will be sufficient to generate funds with which we can design and construct the necessary Wholesale Facilities. However, once we receive tap fees from a developer, we are contractually obligated to construct the Wholesale Facilities for the taps paid for, even if our costs are not covered by the fees we receive. We can not assure you that these sources of cash will be sufficient to cover all our capital costs.

On August 31, 2006, we finalized the Arkansas River Agreement whereby we purchased approximately 60,000 acre-feet of Arkansas River water, real property and certain other related assets. As consideration for these assets, in addition to other consideration, we agreed to pay HP A&M 10% of our tap fees received on the sale of the next 40,000 water taps. We can not reasonably estimate how much will ultimately be paid to HP A&M but expect it to be in excess of $60 million. Tap participation payments are not payable to HP A&M until we receive tap fees. The recorded liability on our balance sheet is a non-interest bearing liability and is more fully described in the Critical Accounting Policies – Tap Participation Fee section below.

We are obligated to pay the FLCC water assessment charges which are the charges assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal. Based on historical information obtained from HP A&M and based on our first payment, we anticipate paying water assessment charges of approximately $265,000 annually.

On August 3, 2005, we entered into the County Agreement to provide water service to the Arapahoe County Fairgrounds. Pursuant to the County Agreement, funding of $1.25 million for the construction of “Special Facilities” will come from the County and will be provided as follows:  (i) an initial payment of $397,000 (received in August 2005), and (ii) $848,000 paid over ten years, which includes interest at 6%, which based on currently scheduled payments will result in us receiving $286,000 in interest. Upon the delivery of a water rights warranty deed by the County to us for approximately 336 acre-feet of groundwater, the amount payable over ten years will be reduced by approximately $240,000, which is the value of groundwater.

In accordance with SAB 104, upon completion of construction of the Arapahoe County Fairgrounds facilities and the initiation of water service to the Arapahoe County Fairgrounds in July 2006, we began ratably recognizing deferred tap fee revenues as income. The tap fees received from the County are being recognized in income over the estimate useful life of the constructed assets, or 30 years. For the three months ended November 30, 2006, we recognized water tap revenues of approximately $3,600. We started recognizing deferred Special Facilities’ funding as revenues per SAB 104 in late fiscal 2006, which will also be recognized over the useful life of the constructed assets. For the three months ended November 30, 2006 we recognized special facility funding revenues of approximately $10,400.

At November 30, 2006, we had outstanding debt to one related party totaling approximately $26,500, all other interest bearing notes were repaid or extinguished during fiscal 2006 as further described in the Company’s 2006 Annual Report on Form 10-K. The remaining note payable is due in October 2007 and does not accrue interest.

Operating Activities

Operating activities include revenues we receive from the sale of water and wastewater services to our customers, costs incurred in the delivery of those services, general and administrative expenses, and depletion/depreciation expenses.

Cash used in operating activities was approximately $433,700, and $173,100 for the three months ended November 30, 2006 and 2005, respectively. Cash used in operations increased for the three months ended November 30, 2006 over the comparable period in 2005 due to the payment to the FLCC, increased legal expenses being paid related to the Arkansas River water agreement and paying of trade payables.

During the three months ended November 30, 2006 and 2005 we accrued interest on the note receivable from the District of approximately $5,900 and $5,000, respectively. The increase is caused by increases in interest rates. We also accrued $12,800 of interest on the construction proceeds receivable during the three months ended November 30, 2006. We incurred approximately $101,000 of depreciation and depletion charges. We will continue to provide domestic water and wastewater service to customers in our service area and we will continue to operate and maintain our water and wastewater systems with our own employees.

Investing Activities

We continue to invest in the acquisition, development and maintenance of our water systems. On August 31, 2006 we acquired the Arkansas River water, represented by the shares in the FLCC and certain other real and personal property, in exchange for equity and a Tap Participation Fee payable when we sell water taps. We expended an additional $35,800 related to legal and engineering costs associated with this acquisition during the three months ended November 30, 2006, which have been capitalized as part of the costs of the Acquired Assets.

We intend to exercise our rights to acquire the next 40% of the Sky Ranch groundwater pursuant to the agreement for the purchase of Denver Aquifer groundwater for $100,000 in fiscal 2007 ($50,000 was due in fiscal 2006 and we are currently working with the developer of Sky Ranch on finalizing this purchase. Since the purchase has not been finalized we recorded the $50,000 as a prepaid item).

We also continue to invest in legal and engineering fees associated with certain water rights, and we continue to invest in the right-of-way permit fees to the Department of Interior Bureau of Land Management and legal and engineering costs for our Paradise Water Supply.

Cash provided (used) by investing activities for the three months ended November 30, 2006, and 2005 was approximately $160,200 and ($1.1) million, respectively. The majority of the cash provided by financing activities in 2006 was from the sale of marketable securities. The majority of the cash used by investing activities in 2005 was from the investing of funds in marketable securities (approximately $904,100), and by construction expenditures (approximately $220,200), which was completed in fiscal 2006 and therefore did not recur in the current period.

Financing Activities

Cash (used) provided by financing during the three months ended November 30, 2006 and 2005 was approximately ($1,100) and $270,000, respectively. The current period included $1,100 paid to the escrow agent to be remitted to the CAA holders. During the three months ended November 30, 2005, we received $270,000 related to the exercise of stock options. We did not receive any cash during the three months ended November 30, 2006 as a result of option exercises because the option holder conveyed mature shares of our common stock as consideration for the exercise price.

Off-Balance Sheet Arrangements

Other than the CAA, which is more fully described in our 2006 Annual Report on Form 10-K, we do not have any material off-balance sheet arrangements.

Impact of Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 31, 2006. We do not expect the adoption of FIN 48 to have an impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, (“FAS 157”), which establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for interim periods beginning after November 15, 2007. We are currently evaluating the impact of this standard on our financial statements.

In September 2006, the SEC released SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”), which addresses how uncorrected errors in previous years should be considered when quantifying errors in current year financial statements and requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements.  SAB 108 allows registrants to record the effects of adopting the guidance as a cumulative effect adjustment which must be reported as of the beginning of the first fiscal year ending after November 15, 2006. We do not expect SAB 108 to have a significant effect on our financial position or results of operations.

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

As of November 30, 2006, the remaining Participating Interests liability reflected on our balance sheet totaled approximately $6.5 million, and the contingent liability not reflected on our balance sheet totaled approximately $12.2 million. For more information see “Note 4 – Participating Interests in Export Water” to the accompanying financial statements.

Tap Participation Fees

On August 31, 2006 we acquired 60,000 acre-feet of Arkansas River water along with real property and other associated rights. As consideration for these assets we agreed to pay HP A&M, among other items, 10% of our tap fees on the sale of the next 40,000 water taps, of which, 39,470 water taps remain to be paid (during the due diligence period specified in the Arkansas River Agreement, HP A&M sold certain property rights which pursuant to the Arkansas River Agreement were deemed in effect Tap Participation Fee payments, the value of these equated to 530 taps under the tap participation section of the Arkansas River Agreement). This purchase was accounted for pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations (“SFAS 141”). Due to the fact that the Tap Participation Fee is payable to HP A&M based on the tap fees in effect at the time of the sale of the taps and due to our inability to reasonably identify the start date of the required payments or the timing of the required payments, we are not able to reasonably estimate the total Tap Participation Fees payable to HP A&M . Since the Arkansas River Agreement calls for contingent payments that might be considered additional costs of the asset at the date when paid, SFAS 141 required us to record a liability equal to the excess of the fair value of the acquired assets over the fair value of the purchase consideration. This liability is non-interest bearing and will only be paid once we receive tap fees. For more information see “Note 3 – Water, Water Systems and Service Agreements” in the accompanying financial statements.

Obligations Payable by HP A&M

Certain of the properties we acquired pursuant to the Arkansas River Agreement are subject to outstanding promissory notes with principal and accrued interest totaling approximately $14.5 million at November 30, 2006. These notes are secured by deeds of trust on the Properties. We did not assume any of these promissory notes and are not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, at our sole discretion we may make payments pursuant to the notes and cure the defaults. If we do not cure defaults on the notes, we will lose the Properties securing the defaulted notes. If HP A&M defaults on the promissory notes, we can foreclose on a defined amount of Pure Cycle stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Although the likelihood of HP A&M defaulting on the notes is deemed remote, we will continue to monitor the status of the notes for any indications of default and changes in the status of the Primary Beneficiary of HP A&M pursuant to FIN 46R. No indications of default existed as of November 30, 2006.

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

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

General. Pure Cycle is exposed to market risks that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows due primarily to changing interest rates and changes in tap fees and usage rates at our rate based districts. The items exposed to market risk are not entered into for trading purposes. The following discussion provides additional information regarding these market risks.

Interest Rates. The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term investments, consisting primarily of United States Treasury Obligations and other investment grade debt securities. As of November 30, 2006, the fair value of our investments was approximately $2.4 million with maturity dates through December 2007. A hypothetical 50 basis point change in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

Rates and Charges. Our rates and charges are based on the average of our rate based districts and could vary dramatically from year to year. The rates charged by our rate based districts might not provide us sufficient funds to support our operations and capital required to fund construction activities. Based on the increases in taps fees and usage charges at our rate based districts over the last several years, as noted in Table 1 in our 2006 Annual Report on Form 10-K, we expect rates and charges to continue to be sufficient to meet our operational and construction needs.

Item 4.                                                           Controls and Procedures

Evaluation of Disclosure Controls and Procedure

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. We necessarily apply judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives. Our President and Chief Financial Officer reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As described in Item 9A of our 2006 Annual Report on Form 10-K (the “2006 Form 10-K”), as of August 31, 2006 we determined that our internal controls over the process for the identification and implementation of the proper accounting for certain transactions was inadequate and resulted in material audit adjustments. As a consequence, our management reported to our audit committee the identification of a “material weakness” (under the standards established by the Public Company Accounting Oversight Board) in our internal controls.  In connection with the preparation of the Form 10-Q for the period ended November 30, 2006, management conducted an evaluation of disclosure controls and procedures. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of November 30, 2006 due to the material weaknesses described in our management report on internal control over financial reporting included in the 2006 Form 10-K. To date, the material weaknesses identified in the 2006 Form 10-K have not been fully remediated. Since the material weaknesses described below have not been fully remediated, management continues to conclude that our disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.

Changes in Internal Control Over Financial Reporting and Management’s Remediation Initiatives

As noted above, during management’s assessment of the effectiveness of our internal controls over financial reporting as reported in our 2006 Form 10-K, we identified certain material weaknesses. In an effort to improve our internal controls over financial reporting, we will engage a third party accounting firm to assist us in evaluating complex accounting issues which may arise as a result of transactions we may enter into and otherwise on an as needed basis. No consultations were made with the third party accounting firm during the three months ended November 30, 2006.

Due to an unknown communication error, we inadvertently filed our Form 10-Q for the three and nine months ended May 31, 2006, approximately 30 minutes late. As a result, we have implemented new controls to ensure all future filings are made on a timely basis.

Part II

Item 5.                                                           Other Information

Information required to be reported on Form 8-K under Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

On January 11, 2007, as described in Note 1 to the accompanying financial statements, we were informed by the Staff of the Commission that our balance sheet as of August 31, 2006 and notes related thereto, contained in our 2006 Annual Report on Form 10-K contained errors and should not be relied upon. We have reflected the comments of the Staff of the Commission in the accompanying financial statements by restating the August 31, 2006 balance sheet. We are continuing to discuss other purchase accounting issues with the Commission related to the acquisition of Arkansas River water rights and properties. We intend to file an amended Form 10-K for the year ended August 31, 2006 as soon as practicable. The restatement and the issues being discussed with the Commission will not impact our earnings or statements of operations or cash flows. This restatement has no impact on our reported net loss or net loss per share

Our President and CFO has informed the Audit Committee of managements’ discussions with the Commission, and he has discussed the matters disclosed herein with both our current independent registered public accounting firm and with our independent registered public accounting firm at August 31, 2006.

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

January 15, 2007