Form 10-K/A
period 2006-08-31
PURE CYCLE CORP
filed 2007-04-16
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Table of Contents

Part I
Item

Amendment No. 1 Explanatory Note

1.	Business

1A.	Risk Factors

1B.	Unresolved Staff Comments

2.	Properties

3.	Legal Proceedings

4.	Submission of Matters to a Vote of Security Holders

Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

6.	Selected Financial Data

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

7A.	Quantitative and Qualitative Disclosures About Market Risk.

8.	Financial Statements and Supplementary Data

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

9A.	Controls and Procedures

9B.	Other Information

Part III

10.	Directors and Executive Officers of the Registrant

11.	Executive Compensation

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

13.	Certain Relationships and Related Transactions

14.	Principal Accounting Fees and Services

Part IV

15.	Exhibits, Financial Statement Schedules

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

Explanatory Note

This Form 10-K/A amends our report on Form 10-K for the fiscal year ended August 31, 2006, originally filed with the Securities and Exchange Commission (the “Commission”) on November 21, 2006. This amendment is being made to reflect the correction of errors in our accounting for the Asset Purchase Agreement (the “Arkansas River Agreement”) entered into with High Plains A&M LLC (“HP A&M”) on August 31, 2006, discovered as a result of consultations with the Staff of the Commission.

We are restating our previously reported balance sheet and statement of stockholders’ equity to (explained in detail below):

1.     Remove the liability Contingent obligations payable upon default by HP A&M and the contra-equity account Receivable from HP A&M in event of default, and

2.     Restate the liability Tap Participation Fees payable to HP A&M and adjust the values assigned to the assets acquired from HP A&M accordingly.

The accompanying balance sheet, statement of stockholders’ equity and notes to the financial statements, reflect these changes as if we had initially accounted for the Arkansas River Agreement as described below.

Removal of Contingent Obligations payable upon default of HP A&M and associated contra-equity receivable

Certain of the real properties we acquired from HP A&M are subject to promissory notes which are secured by deeds of trust on the properties. These promissory notes remain the sole obligation of HP A&M. During our consultations with the Staff of the Commission, it was determined that our right to assume these promissory notes, upon default of HP A&M, constituted a contingent obligation and not an indirect guarantee. Further, since the probability of HP A&M defaulting on the promissory notes and us losing any of the water rights or other property subject to the notes is remote, this did not require recognition of a liability in accordance with Statement of Financial Accounting Standard No. 5 Accounting for Contingencies. Therefore, we have restated our balance sheet and statement of stockholders’ equity to remove the liability captioned Contingent obligations payable upon default by HP A&M and the contra-equity receivable account captioned Receivable from HP A&M in event of default. If HP A&M defaults on the promissory notes, we would be required to pay the defaulted promissory notes in order to maintain title to the properties. The impact to our balance sheet is presented in the table below. This correction has no impact on our August 31, 2006 net loss, net loss per share or cash flows.

Restatement of the Tap Participation Fees payable to HP A&M and acquired assets

As a result of our consultations with the Staff of the Commission,  it was determined that we should not have accounted for the “Tap Participation Fees” as contingent consideration as defined in Statement of Financial Accounting Standards No. 141 Business Combinations (as amended) (“SFAS 141”), nor should we have valued the Tap Participation Fees using a residual value method. Instead, we should have valued the Tap Participation Fees using a discounted cash flow method and then allocated the value of the consideration paid (being the Tap Participation Fees and the equity issued to HP A&M) to the acquired assets based on each individual asset’s relative fair value. Based on these discussions, we completed a net present value analysis of the Tap Participation Fees payable to HP A&M by estimating new home development in our service area over an estimated development period. We did this by utilizing third party historical and projected housing and population growth data for the Denver, Colorado metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver, Colorado metropolitan area. This development pattern was then applied to future water tap fees that were calculated using historical water tap fees. The realizable value of the Tap Participation Fees were discounted to August 31, 2006, using a rate that approximates the prevailing rate we believe would be available to similar companies in our industry. As a result, the account Tap Participation Fees payable to HP A&M has been reduced to approximately $45.6 million as of August 31, 2006, which is the estimated fair value of the Tap Participation Fees payable to HP A&M at the date of acquisition. The valuation of the Tap Participation Fees payable to HP A&M is a significant estimate based on available historic market information and estimated future market information. Many factors are necessary to estimate future market conditions, including but not limited to, supply and demand for new homes, population growth along the Front Range, cash flows, tap fee increases at our rate-based districts, and other market forces beyond our control. Actual development may differ substantially from the estimated new home development in our service area, which may have a material effect on the estimated fair value of the Tap Participation Fees payable to HP A&M and such differences may have a material impact on our financial statements.

Beginning September 1, 2006, we will impute interest expense on the unpaid balance using an effective interest method. We will assess the value of the Tap Participation Fees each reporting period or whenever events or circumstances indicate a material change in the assumptions utilized to estimate the fair value of the liability.

This restatement has no impact on our August 31, 2006 net loss, net loss per share or cash flows. However, as a result of this restatement, depreciation and depletion expenses to be recognized over the useful lives of the acquired assets will be reduced by approximately $19.8 million, and we will impute approximately $59.0 million of interest expense over the estimated term of the Tap Participation Fees paid to HP A&M. The impact to our August 31, 2006 balance sheet is presented in the table below.

Balance Sheet Impact

The impact on our August 31, 2006 balance sheet as a result of the errors noted above is approximately:

In thousands	As Originally Reported	Adjustments	As Restated
Investments in water and water systems	$124,924	$(20,468)	$104,456
Tap Participation Fee payable to HP A&M	$66,103	$(20,468)	$45,635
Contingent obligations payable upon default by HP A&M	$14,598	$(14,598)	$—
Receivable from HP A&M in event of default (contra-equity)	$(14,598)	$14,598	$—
Stockholders’ equity	$40,067	$14,598	$54,665

Except as required to reflect the effects of the restatements described above, no attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report on Form 10-K. Accordingly, this Form 10-K/A, including the financial statements and notes thereto included herein, do not reflect events occurring after the date of the original filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the restatement is unchanged by this Form 10-K/A and reflects the disclosures made at the time of the original filing of the Form 10-K on November 21, 2006. For a description of subsequent events, this Form 10-K/A should be read in conjunction with our filings made subsequent to November 21, 2006, including our report on Form 10-Q/A for the quarter ended November 30, 2006 and on Form 10-Q for the quarter ended February 28, 2007, and each of our reports on Form 8-K filed since November 21, 2006.

Item 15 of Part IV of the Form 10-K has been amended to contain the consent of our independent registered public accounting firm and currently dated certifications of our President and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Updated consents of our independent registered public accounting firm, our former independent registered public accounting firm and the certification of our President and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23.1, 23.2, 31.1 and 32.1. Except as indicated, Exhibits previously filed with the Form 10-K are not filed herewith, but are incorporated herein by reference.

Solely for the convenience of the reader, this Form 10-K/A, includes, in their entirety, those items in the original filing that are not being amended and restated.

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

Description of Our Water Assets and Related Service Agreements

Our water assets are comprised of the following annual entitlements which are described in greater detail below:

•                  On August 31, 2006, we closed the Arkansas River Agreement with HP A&M, whereby we acquired the following assets from HP A&M: (i) approximately 60,000 acre-feet of senior 1883 water rights in the Arkansas River and its tributaries represented by over 21,600 shares of the Fort Lyon Canal Company (“FLCC”); (ii) approximately 17,500 acres of real property; and (iii) certain contract rights, tangible personal property, mineral rights, and other water interests associated with the real property. The Arkansas River water acquisition was a strategic asset acquisition for us which significantly increased our water portfolio, added valuable senior surface water to our water supplies which will allow us to expand our service capabilities to include other areas along the Front Range such as the second largest metropolitan area in Colorado, Colorado Springs, and increases our service capabilities by 125% to 180,000 single family units;

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

Effective with the closing, as consideration for the assets we acquired, we issued HP A&M 3,000,000 shares of unregistered Pure Cycle common stock (valued at approximately $36.2 million) and granted HP A&M a Tap Participation Fee (valued at approximately $45.6 million). The Tap Participation Fee grants HP A&M the right to receive ten percent (10%) of the gross proceeds from the sale of the next 40,000 water taps (the 40,000 figure was reduced to 39,470 at the August 31, 2006 closing date because HP A&M sold certain assets and properties not related to the FLCC shares which were subject to the Arkansas River Agreement and were available for credits against the Tap Participation Fee). The Tap Participation Fee is more fully described in Note 3 to the accompanying financial statements. The estimated value of the consideration has been allocated to the acquired assets based on each asset’s relative fair value.

The real property is comprised of approximately 80 separate real estate properties, which are subject to operating lease agreements permitting the lessees to farm the land, in return for defined lease payments, and use the water rights for irrigation purposes on the properties. Certain of the properties are subject to outstanding promissory notes which are secured by deeds of trust on the properties. We did not assume these promissory notes and are not responsible for making any of the required payments. This responsibility remained with HP A&M. In the event of default by HP A&M, we may choose to pay HP A&M’s obligations in order to protect our water interests. In connection with these promissory notes, as collateral on HP A&M’s obligation to pay the promissory notes, we have entered into a pledge agreement with HP A&M whereby HP A&M placed 1.5 million shares of our common stock obtained pursuant to the Arkansas River Agreement in escrow. In the event of default, we could foreclose on this stock and the payments required under the Tap Participation Fee could be reduced.

The assets we acquired include various water delivery fixtures located on the properties which will be depreciated over their estimated useful lives. Based on our estimated fair values, the depreciation could approximate $172,000 per year. Additionally, we will pay water assessment charges of approximately $265,000 annually. This amount is based on historical information obtained from HP A&M.

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

Valuation of the Tap Participation Fees payable to HP A&M contains estimates and management assumptions. The actual results could differ significantly from those estimates

We estimated the fair value of the Tap Participation Fees payable to HP A&M using available historic market information and estimated future market information. We believe the estimates we used reasonably reflect the fair value of the Tap Participation Fees as of August 31, 2006. Estimates involve matters of uncertainty and judgment and interpreting relevant market data is inherently subjective in nature. Many factors are necessary to estimate future market conditions, including but not limited to, supply and demand for new homes, population growth along the Front Range, cash flows, tap fee increases at our rate-based districts, and other market forces beyond our control. The actual results could differ materially from our estimates and result in significantly higher Tap Participation Fees being paid to HP A&M than what are reflected in our balance sheet and significantly higher imputed interest being reflected on our future statements of operations associated with the Tap Participation Fees.

In the event of default by HP A&M on promissory notes secured by deeds of trust on our properties, we would be required to cure the defaults or lose the properties.

As described above, certain of the properties we acquired from HP A&M are subject to promissory notes secured by deeds of trust on the properties we own. Because the likelihood of  HP A&M defaulting on the notes is deemed remote, these promissory notes are not reflected on our balance sheet. However, if HP A&M defaults on the promissory notes, we would be required to cure the notes, which have a balance of approximately $14.6 million at August 31, 2006, or lose the properties which are collateralizing the promissory notes.

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

Management determined that a material weaknesses in our internal control over financial reporting existed as of August 31, 2006. See Item 9A – Controls and Procedures for a description of this material weakness.

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

We own the following amounts of water and other items associated with the water rights – see “Item 1. Description of Our Water Assets and Related Service Agreements”:

•                  We own approximately 60,000 acre-feet of Arkansas River water represented by over 21,600 shares of the FLCC, approximately 17,500 acres of real property land located in Bent, Otero and Prowers counties, Colorado,  mineral rights and personal property associated with the real property.

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

Item 3.                                                           Legal Proceedings

We are currently involved in a Finding of Reasonable Diligence review by the water court and the State Engineer which occurs every six years. For more information see Paradise Water Supply in Item 1 – Business above.

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

(d)                                                                                  Securities authorized for issuance under equity compensation plans

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	361,428	$4.13	1,477,500
Equity compensation plans not approved by security holders	300,000	$1.80	—
Total	661,428	$3.08	1,477,500

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

	August 31,
In thousands (except per share data)	2006	2005	2004	2003	2002
Summary of Statement of Operations items:
Total revenues	$271.7	$234.7	$205.0	$225.4	$204.9
Gross margin	$197.8	$171.5	$144.4	$187.9	$177.1
Net loss	$(792.9)	$(1,050.9)	$(1,975.7)	$(321.0)	$(245.2)
Basic and diluted loss per share	$(0.05)	$(0.08)	$(0.22)	$(0.04)	$(0.03)
Weighted average shares outstanding	14,694	13,674	8,880	7,844	7,844

Summary Balance Sheet Information:
Current assets	$3,121.4	$5,740.3	$5,738.7	$593.5	$338.6
Total assets	$108,833.9	$26,046.5	$25,625.6	$20,413.4	$20,028.3
Long-term liabilities	$53,789.1	$10,004.4	$12,100.8	$15,980.2	$15,803.9
Total liabilities	$54,169.2	$10,693.7	$12,302.1	$16,032.0	$15,825.8
Equity	$54,664.7	$15,352.7	$13,323.5	$4,381.5	$4,202.5

The following items had a significant impact on our operations:

•                  In fiscal 2006 we acquired water and real property interests in the Arkansas River Valley. The consideration for these assets consisted of equity valued at approximately $36.2 million, and a Tap Participation Fee agreement valued at approximately $45.6 million, which are payable when we sell water taps. The total consideration of approximately $81.9 million was allocated to the acquired assets based on each asset’s relative fair value. See Note 3 in the accompanying financial statements.

•                  In fiscal 2006 we recognized $390,900 of gain related to the extinguishment of debt and the acquisition of certain CAA interests – see Note 6 in the accompanying financial statements.

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

Tap Participation Fees

On August 31, 2006 we acquired 60,000 acre-feet of Arkansas River water along with real property and other associated rights. Along with common stock issued to HP A&M, we agreed to pay HP A&M 10% of our tap fees on the sale of the next 40,000 water taps, of which, 39,470 water taps remain to be paid (during the due diligence period specified in the Arkansas River Agreement, HP A&M sold certain property rights which pursuant to the Arkansas River Agreement were deemed in effect Tap Participation Fee payments, the value of these equated to 530 taps under the tap participation section of the Arkansas River Agreement). The Tap Participation Fees are payable when we sell water taps and receive the funds from such water tap sales. The Tap Participation Fees payable to HP A&M were valued based on a discounted cash flow model using highly subjective assumptions and estimates. We will assess the value of the liability whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fees beginning September 1, 2006.

Obligations Payable by HP A&M

Certain of the properties we acquired pursuant to the Arkansas River Agreement are subject to outstanding promissory notes with principal and accrued interest totaling approximately $14.6 million at August 31,  2006. These notes are secured by deeds of trust on the properties. We did not assume any of these promissory notes and are not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, at our sole discretion we may make payments pursuant to the notes and cure the defaults. If we do not cure defaults on the notes, we will lose the properties securing the defaulted notes. If HP A&M defaults on the promissory notes, we can foreclose on a defined amount of Pure Cycle stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Although the likelihood of HP A&M defaulting on the notes is deemed remote, we will continue to monitor the status of the notes for any indications of default and changes in the status of the “Primary Beneficiary” of HP A&M pursuant to FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities (as amended). No indications of default existed as of August 31, 2006.

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

Interest expense – related parties was approximately $7,100, $21,400 and $141,700 in fiscal 2006, 2005 and 2004, respectively. The significant decrease from 2004 to 2006 was due to repayments of related party debt. In late fiscal 2004 we retired $3.6 million of related party debt (which included accrued interest) and in December 2005 we retired $558,800 of related party debt (which included accrued interest). See Note 13 in the accompanying financial statements.

Interest expense – non-related parties was approximately $19,300, $12,600 and $32,200 in fiscal 2006, 2005 and 2004, respectively. The increase from fiscal 2005 to fiscal 2006 was due to increases in interest rates. The decrease from fiscal 2004 to fiscal 2005 was due to decreases in interest rates when the Federal Reserve was lowering interest rates. In August 2006, we extinguished all remaining notes payable with non-related parties, which is described further in Note 6 to the accompanying financial statements. Based on this, as of August 31, 2006, we longer have any interest accruing debt instruments.

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

On August 31, 2006, we finalized the Arkansas River Agreement whereby we purchased approximately 60,000 acre-feet of Arkansas River water, real property and certain other related assets. Pursuant to the Arkansas River Agreement we agreed to pay HP A&M 10% of our tap fees received on the sale of the next 40,000 water taps. We have estimated the Tap Participation Fees payable to HP A&M at approximately $45.6 million based on a discounted cash flow valuation analysis. The actual amount to be paid could exceed our estimates. See “Note 3 – Water, Water Systems and Service Agreements” in the accompanying financial statements. Tap participation payments are not payable to HP A&M until we receive water tap fees.

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

Total Contractual Cash Obligations

	Payments due by period
Contractual obligations	Total	less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$26,542	$—	$26,542	$—	$—
Operating lease obligations	12,000	12,000	(a)	(a)	(a)
Purchase obligations (b)	117,287	117,287	—	—	—
Participating Interests in Export Water	6,514,116	(c)	(c)	(c)	(c)
Tap Participation Fees payable to HP A&M	104,635,000	(d)	(d)	(d)	(d)
Total	$111,304,945	$129,287	$26,542	$—	$—

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

(d)         The Tap Participation Fees payable to HP A&M are payable upon the sale of water taps. Because the timing of these water tap sales is not fixed and determinable, the estimated payments are not reflected in the above table by period. The amount listed above includes an unamortized discount of approximately $59.0 million. The valuation of the Tap Participation Fees payable to HP A&M is a significant estimate based on available historic market information and estimated future market information. Many factors are necessary to estimate future market conditions, including but not limited to, supply and demand for new homes, population growth along the Front Range, cash flows, tap fee increases at our rate-based districts, and other market forces beyond our control. Because the estimates and assumptions used to value the Tap Participation Fees payable to HP A&M are subjective, actual results could vary materially from the estimates.

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

As discussed in Note 1, the accompanying 2006 financial statements have been restated.

As discussed in Note 2, effective September 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) “Share–Based Payment.”

/s/ Anton Collins Mitchell LLP

Denver, Colorado
November 10, 2006, except for the
effect of the restatement discussed in
Note 1 to the financial statements,
which is dated April 10, 2007.

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

/s/ Anton Collins Mitchell LLP

Denver, Colorado
November 10, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pure Cycle Corporation:

We have audited the accompanying statements of operations, stockholders’ equity and comprehensive loss, and cash flows for Pure Cycle Corporation (the “Company”) for the year ending August 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ KPMG, LLP

Denver, Colorado
October 29, 2004

PURE CYCLE CORPORATION

BALANCE SHEETS

	August 31,
	2006	2005
	(restated)
ASSETS:
Current assets:
Cash and cash equivalents	$374,069	$1,973,882
Marketable securities	2,529,406	3,481,035
Trade accounts receivable	65,420	50,059
Interest receivable	36,880	21,788
Prepaid expenses	50,825	38,667
Current portion of construction proceeds receivable	64,783	—
Export water proceeds to be remitted to escrow agent	—	174,890
Total current assets	3,121,383	5,740,321

Investments in water and water systems, net	104,455,868	19,871,321

Construction proceeds receivable, less current portion	800,172	—
Note receivable – Rangeview Metropolitan District, including accrued interest	452,230	430,722
Property and equipment, net	4,287	4,088
Total assets	$108,833,940	$26,046,452
LIABILITIES:
Current liabilities:
Accounts payable	$34,650	$28,119
Accrued liabilities	289,596	31,519
Deferred revenues	55,800	420,309
Payable to contingent obligation holders	—	174,890
Royalties payable to Land Board	—	34,522
Total current liabilities	380,046	689,359

Long-term debt – related parties, including accrued interest	26,542	551,661
Long-term debt, including accrued interest	—	903,260
Deferred revenues, less current portion	1,613,515	397,235
Participating Interests in Export Water Supply	6,514,116	8,152,202
Tap Participation Fees payable to HP A&M, net of discount of $59.0 million	45,635,000	—
Total liabilities	54,169,219	10,693,717

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock:
Par value $.001 per share, 25 million shares authorized; Series B – 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 18,348,834 and 14,256,827 shares outstanding	61,602	47,770
Additional paid-in capital	80,609,875	40,050,159
Treasury stock, at cost, 130,279 and 73,154 shares of common stock	(1,009,534)	(554,939)
Accumulated comprehensive (loss) income	(10,654)	3,453
Accumulated deficit	(24,987,001)	(24,194,141)
Total stockholders’ equity	54,664,721	15,352,735
Total liabilities and stockholders’ equity	$108,833,940	$26,046,452

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

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF STOCKHOLDER’S EQUITY

YEARS ENDED AUGUST 31,2006, 2005 AND 2004

							Additional	Accumulated
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Total
August 31, 2003 balance:	10,487,513	$10,488	7,843,976	$26,146	—	$—	$25,512,427	$—	$(21,167,604)	$4,381,457

Preferred stock converted to common stock	(10,055,000)	(10,055)	1,737,648	5,792	—	—	4,263	—	—	—
Equity offering less expenses of $1.16 million	—	—	1,026,263	3,421	—	—	8,063,459	—	—	8,066,880
Warrants exercised	—	—	2,182,147	7,274	—	—	1,628,525	—	—	1,635,799
Stock options exercised	—	—	485,589	1,619	—	—	872,444	—	—	874,063
Contingent obligation acquired	—	—	40,512	135	—	—	325,987	—	—	326,122
Unrealized losses on marketable securities	—	—	—	—	—	—	—	14,834	—	14,834
Net loss	—	—	—	—	—	—	—	—	(1,975,656)	(1,975,656)
Comprehensive loss										(1,960,822)
August 31, 2004 balance:	432,513	433	13,316,135	44,387	—	—	36,407,105	14,834	(23,143,260)	13,323,499

Reimbursement to former CEO	—	—	300,000	1,000	—	—	2,414,000	—	—	2,415,000
Warrants exercised	—	—	29,714	99	—	—	(99)	—	—	—
Stock options exercised	—	—	684,132	2,284	(73,154)	(554,939)	1,229,153	—	—	676,498
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(11,381)	—	(11,381)
Net loss	—	—	—	—	—	—	—	—	(1,050,881)	(1,050,881)
Comprehensive loss										(1,062,262)
August 31, 2005 balance:	432,513	433	14,329,981	47,770	(73,154)	(554,939)	40,050,159	3,453	(24,194,141)	15,352,735

Gain on extinguishment of related party debt	—	—	—	—	—	—	363,208	—	—	363,208
Contingent obligation acquired and extinguishment of debt	—	—	242,169	807	—	—	2,127,389	—	—	2,128,196
Arkansas River water acquisition	—	—	3,000,000	10,000	—	—	36,230,000	—	—	36,240,000
Warrants exercised	—	—	15,520	52	—	—	27,884	—	—	27,936
Stock options exercised	—	—	891,443	2,973	(57,125)	(454,595)	1,601,624	—	—	1,150,002
Stock based compensation	—	—	—	—	—	—	209,611	—	—	209,611
Unrealized losses on marketable securities	—	—	—	—	—	—	—	(14,107)	—	(14,107)
Net loss	—	—	—	—	—	—	—	—	(792,860)	(792,860)
Comprehensive loss										(806,967)
August 31, 2006 balance (restated):	432,513	$433	18,479,113	$61,602	(130,279)	$(1,009,534)	$80,609,875	$(10,654)	$(24,987,001)	$54,664,721

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

See accompanying Notes to Financial Statements

NOTE 1 – ORGANIZATION AND RESTATEMENT

Restatement.  Pure Cycle Corporation (the “Company”) has restated its August 31, 2006 balance sheet and statement of stockholders’ equity to correct the following errors in the Company’s accounting for the Asset Purchase Agreement (the “Arkansas River Agreement”) between the Company and High Plains A&M, LLC (“HP A&M”) which were discovered during consultations with the Staff of the Securities and Exchange Commission (the “Staff of the Commission”).

•     The Company initially recorded an approximately $14.6 million liability and contra-equity receivable related to a deemed indirect guarantee of a liability for promissory notes maintained by HP A&M, as described in Note 3 below. During the consultations with the Staff of the Commission, it was determined that the Company’s ability to assume these notes, in event of default by HP A&M, was a contingent obligation and not an indirect guarantee of HP A&M’s debt. Since the probability of HP A&M defaulting on the notes and the Company losing any of the water rights or properties which serve as collateral for the notes is considered to be remote, this did not require recognition of a liability in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5 Accounting for Contingencies. Based on this, the Company has removed the liability and contra-equity receivable from its balance sheet and statement of stockholders’ equity.

•     The Company initially recorded the liability captioned Tap Participation Fees payable to HP A&M at approximately $66.1 million. This liability was accounted for pursuant to SFAS No. 141 Business Combinations (as amended) (“SFAS 141”). The value of the liability was determined by the residual method, pursuant to which the Company deducted the value of the equity consideration given to HP A&M from the fair value of the assets acquired from HP A&M. During the consultations with the Staff of the Commission, it was determined that the “Tap Participation Fees” did not constitute contingent consideration per SFAS 141, and therefore valuing the Tap Participation Fees using the residual method was incorrect. Based on this, the Company valued the Tap Participation Fees based on a discounted cash flow model, which resulted in a reduction of the recorded liability and values assigned to the acquired assets of approximately $20.5 million. The Company has reflected the liability account Tap Participation Fees payable to HP A&M at its estimated fair value of $45,635,000. The valuation of the Tap Participation Fees is a significant estimate based on available historic market information and estimated future market information. Many factors are necessary to estimate future market conditions, including but not limited to, supply and demand for new homes, population growth along the Front Range, cash flows, tap fee increases at our rate-based districts, and other market forces beyond the Company’s control. Actual development may differ substantially from the estimated new home development in our service area, which may have a material effect on the estimated fair value of the Tap Participation Fees payable to HP A&M and such differences may have a material impact on our financial statements. The value of the Tap Participation Fees and the equity issued to HP A&M have been allocated to the acquired assets based on each asset’s relative fair values as described in Note 3 below.

Based on these errors, the Company’s August 31, 2006 balance sheet, August 31, 2006 statement of stockholders’ equity, Note 3 — Water, Water Systems and Service Agreement and Note 12 — Supplemental Disclosure of non-cash activities, have been restated. The impact of the restatement is as follows:

	As Originally Reported	Adjustments	As Restated

Investments in water and water systems	$124,923,693	$(20,467,825)	$104,455,868
Tap Participation Fee payable to HP A&M	$66,102,825	$(20,467,825)	$45,635,000
Contingent obligations payable upon default by HP A&M	$14,597,816	$(14,597,816)	$—
Receivable from HP A&M in event of default (contra-equity)	$(14,597,816)	$14,597,816	$—
Stockholders’ equity	$40,066,905	$14,597,816	$54,664,721

Beginning September 1, 2006, we will impute interest expense on the unpaid balance using an effective interest method. We will assess the value of the Tap Participation Fees each reporting period or whenever events or circumstances indicate a material change in the assumptions utilized to estimate the fair value of the liability.

This restatement has no impact on the Company’s originally reported cash flows, net loss or net loss per share. The accompanying balance sheet, statement of stockholders’ equity and notes to the financial statements reflect the correction of these errors as if the Company had accounted for the Arkansas River Agreement this way initially.

Description of Business. The Company was incorporated in Delaware in 1976. The Company owns water assets located in the Denver, Colorado metropolitan area, in the Arkansas River valley and on the western slope of Colorado. The Company is currently using its water assets located in the Denver metropolitan area to provide water and wastewater services to customers located in and around its service area. The Company operates water and wastewater systems and provides services which include the design and construction of the systems as well as the operation and maintenance of the systems. The Company’s main focus is to provide water and wastewater service to customers within its service area and other areas throughout the Denver metropolitan area and the Front Range of Colorado.

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

•                  Risk-free interest rates –with maturities that approximate the expected life of the options granted;

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

Reclassifications. Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

NOTE 3 — WATER, WATER SYSTEMS AND SERVICE AGREEMENTS

The Company’s water and water systems consist of the following costs and accumulated depreciation and depletion as of August 31:

	2006		2005
	(restated)
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Assets acquired from HP A&M	$82,125,952	$—	$—	$—
Rangeview water supply	13,924,448	(3,768)	13,885,213	(2,913)
Rangeview water system	167,720	(28,862)	167,720	(19,692)
Paradise water supply	5,520,836	—	5,515,133	—
Fairgrounds water and water system	2,653,995	(7,225)	222,500	—
Sky Ranch water supply	100,000	—	100,000	—
Water supply – other	3,022	(250)	3,360	—
Totals	$104,495,973	$(40,105)	$19,893,926	$(22,605)

Net investments in water and water systems	$104,455,868		$19,871,321

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

Acquisition of the Arkansas River Valley Assets. Effective May 10, 2006, the Company entered into the Arkansas River Agreement with HP A&M to acquire the following assets from HP A&M (i) senior water interests in the Arkansas River and its tributaries represented by shares of the Fort Lyon Canal Company (“FLCC”) (collectively these are referred to as the “Water Rights”), (ii) certain real property located in Bent, Otero and Prowers counties, Colorado associated with the Water Rights (the “Properties”) (certain of the Properties are subject to mortgages maintained by HP A&M as further described below), and (iii) certain contract rights, tangible personal property, mineral rights, and other water interests related to the Water Rights and Properties (collectively the Water Rights, Properties, and related assets are referred to as the “Acquired Assets”). The Company acquired the Water Rights to enhance and better balance its water portfolio by increasing its rights to senior surface water which is being demanded by cities and municipalities granting land use approvals. The Properties and other non-water assets were acquired because the rights to the Arkansas River water the Company seeks to transfer for use in the Denver market are based on the quantity of water historically used to irrigate crops grown on the Properties.

Consideration Paid, Acquired Assets and Purchase Price Allocation

The Company and HP A&M consummated the asset acquisition pursuant to the Arkansas River Agreement on August 31, 2006 after the due diligence period provided for in the Arkansas River Agreement. As consideration for the Acquired Assets, on August 31, 2006, the Company issued HP A&M 3,000,000 shares of Pure Cycle common stock valued at approximately $36.2 million. The Company also granted HP A&M the right to receive ten percent (10%) of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 40,000 water taps (the “Tap Participation Fees”) (the 40,000 figure was reduced to 39,470 at the August 31, 2006 closing date because HP A&M sold certain assets and properties not related to the FLCC shares which were subject to the Arkansas River Agreement and were available for credits against the Tap Participation Fees), valued at approximately $45.6 million. The Tap Participation Fees will be due and payable once the Company has sold a water tap and received the consideration due for such water tap. After five years, under circumstances defined in the Arkansas River Agreement, the Tap Participation Fees can increase to 20% and the number of water taps subject to the Tap Participation Fees would be correspondingly reduced by half. The Tap Participation Fees are subject to acceleration in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.

Pursuant to Emerging Issues Task Force Issue No. 99-12 Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the equity consideration was valued at approximately $36.2 million,.

The $45.6 million estimated fair value of the Tap Participation Fees was determined using a discounted cash flow analysis of the projected payments to HP A&M. The Company determined this value by estimating new home development in the Company’s service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver, Colorado metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver, Colorado metropolitan area. This development pattern was then applied to future water tap fees that were calculated using historical water tap fees. The realizable value of the Tap Participation Fees payable to HP A&M were discounted to August 31, 2006, using a rate that approximates the prevailing rate we believe would be available to similar companies in our industry. Actual development may differ substantially from the estimated new home development in our service area, which may have a material effect on the estimated fair value of the Tap Participation Fees payable to HP A&M and such differences may have a material impact on our financial statements. The valuation of the Tap Participation Fees payable to HP A&M is a significant estimate based on available historic market information and estimated future market information. Many factors are necessary to estimate future market conditions, including but not limited to, supply and demand for new homes, population growth along the Front Range, cash flows, tap fee increases at our rate-based districts, and other market forces beyond the Company’s control.

The $81.8 million of consideration paid to HP A&M (comprised of the equity and Tap Participation Fee) was allocated to the Acquired Assets based on estimates of each asset’s, or group of asset’s, respective fair value. Because the estimated value of the consideration paid was less than the total fair value of the Acquired Assets, the relative values assigned to the Acquired Assets have been ratably reduced (allocated values are detailed in the table below). The relative fair value of the Water Rights of $97.5 million was determined by an independent third party appraisal. The relative fair value of the remaining assets of approximately $4.8 million was determined by internal studies (see detailed purchase price allocation below).

The following table presents the allocation of the acquisition costs, including professional fees and other costs related to the acquisition, to the Acquired Assets based on their relative fair values:

Ratable fair value of consideration assigned to the Acquired Assets:
Arkansas River water rights	$78,000,705
Land	2,667,462
Buildings and water delivery fixtures	1,206,833
Other	250,952
Total fair values allocated to the Acquired Assets	$82,125,952

Consideration issued:
Estimated fair value of Tap Participation Fee	$45,635,000
Fair value of equity consideration issued	36,240,000
Cash	250,952
Aggregate fair value of consideration	$82,125,952

The amounts recorded to other assets consist of professional fees and other acquisition related costs, of which $77,800 of these fees were accrued in accrued liabilities on the accompanying balance sheet as of August 31, 2006, and were paid subsequent to August 31, 2006. The Company has not completed its analysis on the fair value of the non-solicitation agreement but expects it to be immaterial to the financial statements.

The Acquired Assets will be depleted and depreciated consistent with the Company’s depletion and depreciation policies.

As noted above, in connection with the Arkansas River Agreement, the Company acquired shares in the FLCC, which represent the amount of water the Company owns in the Fort Lyon Canal. The FLCC is a non-profit mutual ditch company that is responsible for the maintenance and operation of the 110 mile Fort Lyon Canal. The real property is comprised of approximately 80 parcels of real estate encompassing approximately 17,500 acres. Pursuant to the Arkansas River Agreement, HP A&M retained the obligation to manage operating leases on the Properties which permit lessees to farm the Properties and use the Water Rights for irrigation purposes in return for defined lease payments.

The Company assumed title to the farm leases effective August 31, 2006. Pursuant to a property management agreement (described below), HP A&M will manage the leases for a period of five years and will receive all lease payments from the lessees as a management fee. Because the Company does not have the risk of loss associated with the leases (HP A&M’s management fee is equal to the lease income for the next five years, and contractually HP A&M has the risk of loss on the leases), in accordance with Emerging Issues Task Force No. 99-19 Reporting Revenue Gross as Principal versus Net as an Agent, the lease income and management fees will be reflected on a net revenue basis throughout the term of the management agreement.

The following unaudited pro forma results of operations for the Arkansas River water and related assets have been prepared as if the Company had acquired such assets at September 1, 2004 (all amounts are approximate and do not include historical information of the Company):

	August 31, 2006	August 31, 2005
	(unaudited)	(unaudited)
Revenues	$—	$—

Expenses:
Depreciation expense	(172,000)	(172,000)
Water assessment charges	(265,000)	(265,000)
Imputed interest expense on Tap Participation Fees payable to HP A&M	(5,095,000)	(4,670,000)
Total pro forma expenses	(5,532,000)	(5,107,000)

Net loss as reported	(792,900)	(1,050,900)
Pro forma net loss	$(6,324,900)	$(6,157,900)

Pro forma weighted average shares	17,693,585	16,674,156

Pro forma loss per share - basic and diluted	$(0.36)	$(0.37)

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the asset acquisition been consummated at that time, nor is the information intended to be a projection of future results. The pro forma information includes approximate amounts for depreciation expense based on the fair values recorded by the Company for the buildings and equipment as of the acquisition date. The Company will reflect the revenues and expenses associated with the leases on a net revenue basis in accordance with EITF 99-19 as described above. The Company is obligated to pay FLCC water assessment charges which are the charges assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal. Based on historical information obtained from HP A&M, the Company anticipates paying water assessment charges of approximately $265,000 annually.

Promissory Notes Payable by HP A&M

Certain of the properties the Company acquired are subject to outstanding promissory notes with principal and accrued interest totaling approximately $14.6 million at August 31, 2006. These promissory notes are secured by deeds of trust on the Properties. The Company did not assume any of these promissory notes and is not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, at the Company’s sole discretion, the Company may make payments pursuant to any or all of the notes and cure any or all of the defaults. If the Company does not cure the defaults, it will lose the properties securing the defaulted notes. If HP A&M defaults on the promissory notes, the Company can foreclose on a defined amount of stock issued to HP A&M and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Because HP A&M would lose such a substantial amount of equity and Tap Participation Fees, and based on the financial stability of HP A&M and its owners and affiliated companies, the probability of HP A&M defaulting on the notes is deemed remote.

Because the outstanding notes are collateralized by the Company’s Properties and Water Rights, HP A&M is deemed to be a Variable Interest Entity (“VIE”) as defined by FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities (as amended) (“FIN 46R”). However, because the Company will not absorb any of HP A&M’s expected losses or receive any of HP A&M’s expected gains, the Company is not deemed the “Primary Beneficiary” of HP A&M and therefore is not required to consolidate HP A&M. HP A&M became a VIE to the Company on August 31, 2006 when the Company acquired the Arkansas River Water Rights and Properties subject to the outstanding promissory notes. HP A&M is a holding company that acquires water rights and related properties for investment and sale purposes. If HP A&M were to default on the notes, the Company would lose approximately 60 of the 80 real property interests it acquired and the water rights associated with those Properties, unless the Company cured the notes in default.

Additional Agreements and Information

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

Paradise Water Supply. In 1987, the Company acquired water, water wells, and related assets from Paradise Oil, Water and Land Development, Inc., which constitute the Paradise Water Supply. The recorded costs of the Paradise water supply include the costs to acquire the Paradise water supply, as well as certain direct legal and engineering costs relating to improvements to the asset. The Paradise Water Supply includes 70,000 acre-feet of conditionally decreed tributary Colorado River water, a right-of-way permit from the United States Department of the Interior, Bureau of Land Management, for the construction of a 70,000 acre-foot dam and reservoir across federal lands, and four unrelated water wells.. Due to the strict regulatory requirements for constructing an on-channel reservoir, completing this conditional storage right at its decreed location would be difficult. As a result, there can be no assurance that the Company will ever be able to make use of this asset or sell the water profitably.

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

The Participating Interest in Export Water supply and the Tap Participation Fees payable to HP A&M are obligations of the Company that have no scheduled maturity dates. Therefore, these liabilities are not included in the table above. As of August 31, 2006, the only debt the Company has with a contractual maturity date is the note payable to the estate of our former CEO, which is due in October 2007 and is therefore classified entirely as long-term.

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

NOTE 7 - STOCKHOLDERS’ EQUITY

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

		Weighted-
	Number of	Average
	Options	Exercise Price
Outstanding at beginning of year	1,507,779	$1.94
Granted	45,000	9.76
Exercised	(891,443)	1.80
Forfeited or expired	—	—
Outstanding at end of year	661,336	$3.08

Options exercisable at year end	601,336	$2.46

The following table summarizes the activity and value of non-vested options during fiscal 2006:

		Weighted-
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

Gain on extinguishment of related party debt.  See Note 13 – Related Party Transactions regarding gain on extinguishment of related party debt recorded as additional paid in capital.

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

	2006	2005	2004
Deferred tax assets:
Net operating loss carryovers	$3,366,200	$3,472,500	$2,406,100
Depreciation and depletion of water and water systems	479,200	77,900	712,700
Water tap revenues	159,500	—	—
Valuation allowance	(4,003,300)	(3,548,900)	(3,118,800)
Net deferred tax asset	1,600	1,500	—

Deferred tax liabilities:
Depreciation on property and equipment	(1,600)	(1,500)	—
Net deferred assets	$—	$—	$—

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

NOTE 11 – 401(k) PLAN

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

NOTE 12 – SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

	Years Ended August 31,
	2006	2005	2004
Tap Participation Fee issued to HP A&M pursuant to Arkansas River Agreement (restated)	$45,635,000	$—	$—

Common stock issued to HP A&M pursuant to the Arkansas River Agreement	$36,240,000	$—	$—

Common stock issued to acquire contingent obligations, and extinguish debt	$2,128,196	$—	$326,122

Construction proceeds receivable included in deferred revenue	$864,955	$—	$—

Gain on extinguishment of related party debt accounted for as contributed capital	$363,208	$—	$—

Treasury stock accepted upon exercise of stock options with mature shares used as consideration	$454,595	$554,939	$—

Investments in water and water systems included with accrued liabilities	$117,287	$—	$—

Capitalized legal and engineering fees incurred in connection with Arkansas River water acquisition included with accrued liabilities	$77,842	$—	$—

Water rights acquired with deferred tap fee credits	$52,938	$—	$—

Estimated common stock registration costs included with accrued liabilities	$15,000	$—	$—

Restricted common stock issued to former CEO in satisfaction of reimbursement obligation	$—	$2,415,000	$—

Preferred stock converted to common stock	$—	$—	$10,055

NOTE 13 – RELATED PARTY TRANSACTIONS

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

NOTE 14 – SUPPLEMENTAL DATA: SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)

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

As a result of this deficiency, there were misstatements in the Company’s financial statements that were not corrected prior to the original issuance of the fiscal 2006 financial statements, which required a restatement of the fiscal 2006 financial statements.

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

10.6

Wastewater Service Agreement, dated January 22, 1997, by and between Pure Cycle Corporation and the Rangeview Metropolitan District. Incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998.

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

10.15

Corrected Amendment to Water Service Agreement for the Sky Ranch PUD dated March 5, 2004. Incorporated by Reference from original Annual Report on Form 10-K for the fiscal year ended August 31, 2006, filed November 21, 2006.

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

Signature

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION

By:	/s/ Mark W. Harding
Mark W. Harding, President and Chief Financial Officer
April 16, 2007