Form 10-Q/A
period 2006-11-30
PURE CYCLE CORP
filed 2007-04-16
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

(303) 292–3456
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

Explanatory Note

This Form 10-Q/A amends our report on Form 10-Q for the three months ended November 30, 2006, originally filed with the Securities and Exchange Commission (the “Commission”) on January 16, 2007. This amendment is being made to reflect the correction of errors in our accounting for the Asset Purchase Agreement (the “Arkansas River Agreement”) entered into with High Plains A&M LLC (“HP A&M”) on August 31, 2006. These errors were discovered following our request for concurrence from the Staff of the Commission on certain items related to the Arkansas River Agreement.

We are restating our previously reported financial information to restate the liability “Tap Participation Fees payable to HP A&M,” adjust the values, and associated depreciation expense, assigned to the assets acquired from HP A&M, and recognize imputed interest expense on the Tap Participation Fees payable to HP A&M.

The accompanying balance sheet, statement of stockholders’ equity and notes to the financial statements, reflect these changes as if we had initially accounted for the Arkansas River Agreement as described below.

Per our discussions with the Staff of the Commission it was determined that we should not have accounted for the “Tap Participation Fees payable to HP A&M” as contingent consideration as defined in Statement of Financial Accounting Standards No. 141 Business Combinations (as amended) (“SFAS 141”), nor should we have valued the Tap Participation Fees payable to HP A&M using a residual value method. Instead, we should have valued the Tap Participation Fees using a discounted cash flow method and then allocated the value of the consideration paid (being the Tap Participation Fees payable to HP A&M and the equity issued to HP A&M) to the acquired assets based on each individual asset’s relative fair value. Based on these discussions, we completed a net present value analysis of the Tap Participation Fees payable to HP A&M utilizing historical housing and population growth information for certain master planned communities in the Denver, Colorado metropolitan area projected over an estimated development period and applied to future water tap fees that were estimated using historical water tap fees. As a result, the account Tap Participation Fees payable to HP A&M has been reduced to approximately $46.8 million as of November 30, 2006, which is the estimated fair value of the Tap Participation Fees payable to HP A&M at the date of acquisition plus imputed interest of approximately $1.1 million. The valuation of the Tap Participation Fees payable to HP A&M is a significant estimate based on available historic market information and estimated future market information. Many factors are necessary to estimate future market conditions, including but not limited to, supply and demand for new homes, population growth along the Front Range, cash flows, tap fee increases at our rate-based districts, and other market forces beyond our control.

Effective September 1, 2006, we began imputing interest on the unpaid Tap Participation Fees using an effective interest method. During the three months ended November 30, 2006 we imputed approximately $1.1 million of interest. Interest was not imputed in the originally filed Form 10-Q for the three months ended November 30, 2006.

The impact to our reported balance sheet and statement of operations and cash flows is as follows:

In thousands (except per share data)	As Originally Reported	Adjustments	As Restated

November 30, 2006 Balance Sheet:
Investments in water and water systems	$124,863	$(20,457)	$104,406
Tap Participation Fees payable to HP A&M	$66,103	$(19,327)	$46,776

Three Months Ended November 30, 2006 Statements of Operations and Cash Flows:
Depreciation and depletion:	$(101)	$11	$(90)

Imputed interest expense related to the
Tap Participation Fees payable to HP A&M	$—	$(1,141)	$(1,141)
Net loss	$(455)	$(1,130)	$(1,585)
Basic and diluted net loss per common share	$(0.02)	$(0.07)	$(0.09)

We will assess the value of the Tap Participation Fees each reporting period, or whenever events or circumstances indicate a material change in the assumptions used to estimate the fair value of the liability. Because the estimates and assumptions used to value the Tap Participation Fees payable to HP A&M are subjective, actual results could vary materially from the estimates. No events or circumstances have occurred since August 31, 2006 which would lead us to believe the fair value of the Tap Participation Fees payable to HP A&M has changed materially since August 31, 2006.

Except as required to reflect the effects of the restatements described above, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q. Accordingly, this Form 10-Q/A, including the financial statements and notes thereto included herein, do not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the restatement is unchanged by this Form 10-Q/A and reflects the disclosures made at the time of the original filing of the Form 10-Q on January 16, 2007. For a description of subsequent events, this Form 10-Q/A should be read in conjunction with our filings made subsequent to January 16, 2007.

Item 6 of Part II of the Form 10-Q has been amended to contain the currently dated certifications of our President and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The updated certifications of our President and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31 and 32.

Solely for the convenience of the reader, this Form 10-Q/A, includes, in their entirety, those items in the original filing that are not being amended and restated.

PURE CYCLE CORPORATION

PURE CYCLE CORPORATION

BALANCE SHEETS

	November 30,	August 31,
	2006	2006
	(unaudited)	(restated)
ASSETS:	(restated)
Current assets:
Cash and cash equivalents	$99,438	$374,069
Marketable securities	2,337,747	2,529,406
Trade accounts receivable	45,787	65,420
Interest receivable	32,081	36,880
Prepaid expenses and other current assets	94,611	50,825
Current portion of construction proceeds receivable	64,783	64,783
Total current assets	2,674,447	3,121,383

Investments in water and water systems, net	104,405,918	104,455,868

Construction proceeds receivable, less current portion	784,338	800,172
Note receivable — Rangeview Metropolitan District,including accrued interest	458,090	452,230
Property and equipment, net	3,584	4,287
Total assets	$108,326,377	$108,833,940

LIABILITIES:
Current liabilities:
Accounts payable	$19,794	$34,650
Accrued liabilities	169,957	289,596
Deferred revenues	55,800	55,800
Current portion of long-term debt — related parties	26,542	—
Total current liabilities	272,093	380,046

Long-term debt — related parties	—	26,542
Deferred revenues, less current portion	1,599,564	1,613,515
Participating Interests in Export Water Supply	6,513,738	6,514,116
Tap Participation Fees payable to HP A&M, including imputed interest of $1,141,000 and $0	46,776,000	45,635,000
Total liabilities	55,161,395	54,169,219

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock:
Par value $.001 per share, 25 million shares authorized; Series B — 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433

Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 18,368,807 and 18,348,834 shares outstanding	61,684	61,602
Additional paid-in capital	80,732,444	80,609,875
Treasury stock, at cost, 134,979 and 130,279 shares of common stock	(1,053,949)	(1,009,534)
Accumulated comprehensive loss	(3,417)	(10,654)
Accumulated deficit	(26,572,213)	(24,987,001)
Total stockholders’ equity	53,164,982	54,664,721
Total liabilities and stockholders’ equity	$108,326,377	$108,833,940

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended November 30,

	2006	2005
	(restated)
Revenues:
Metered water usage	$35,005	$38,643
Wastewater treatment fees	14,752	14,752
Special facility funding	10,377	—
Water tap fees	3,574	—
Sky Ranch options	—	12,150
Total revenues	63,708	65,545

Expenses:
Cost of revenues:
Water delivery costs	(13,689)	(14,019)
Wastewater treatment costs	(5,909)	(4,586)
Depletion and depreciation	(21,829)	(185)
Total cost of revenues	(41,427)	(18,790)
Gross margin	22,281	46,755

General and administrative expenses	(443,536)	(288,418)
Depreciation	(68,624)	(2,764)
Operating loss	(489,879)	(244,427)

Other income (expense):
Interest income	44,603	48,840
Gain on sale of marketable securities	1,064	—
Interest expense imputed on the Tap Participation Fees payable to HP A&M	(1,141,000)	—
Interest expense — related parties	—	(5,340)
Interest expense	—	(4,185)

Net loss	$(1,585,212)	$(205,112)

Net loss per common share — basic and diluted	$(.09)	$(.01)

Weighted average common shares outstanding — basic and diluted	18,353,443	14,371,263

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended November 30,

	2006	2005
	(restated)
Cash flows from operating activities:

Net loss	$(1,585,212)	$(205,112)
Adjustments to reconcile net loss to net cashused by operating activities:
Stock compensation expense	78,236	51,019
Depreciation, depletion and other non-cash items	91,158	2,949
Imputed interest expensed on Tap Participation Fees payable to HP A&M	1,141,000	—
Interest expensed on long-term debt — related parties	—	5,340
Interest expensed on long-term debt	—	4,185
Interest added to construction proceeds receivable	(12,831)	—
Interest added to note receivable — Rangeview Metropolitan District	(5,860)	(4,955)
Gain on sale of marketable securities	(1,064)	—
Changes in operating assets and liabilities:
Export water proceeds to be remitted to escrow agent	—	174,890
Trade accounts receivable	19,633	(58)
Construction proceeds receivable	28,665	—
Interest receivable and prepaid expenses	(38,987)	(30,149)
Accounts payable and accrued liabilities	(134,495)	(159,043)
Deferred revenues	(13,951)	(12,150)
Net cash used by operating activities	(433,708)	(173,084)

Cash flows from investing activities:
Investments in water and water systems	(4,000)	(220,167)
Capitalized acquisition costs	(35,800)	—
Sales and maturities of marketable securities	199,960	1,487,490
Purchase of marketable securities	—	(2,391,576)
Purchase of property and equipment	—	(2,456)
Net cash provided (used) by investing activities	160,160	(1,126,709)

Cash flows from financing activities:
Payments to Participating Interests in Export Water Supply holders	(1,083)	—
Proceeds from the sale of common stock	—	270,000
Net cash (used) provided by financing activities	(1,083)	270,000

Net change in cash and cash equivalents	(274,631)	(1,029,793)
Cash and cash equivalents — beginning of period	374,069	1,973,882
Cash and cash equivalents — end of period	$99,438	$944,089

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – ACCOUNTING POLICIES AND RESTATEMENT

Restatement. Pure Cycle Corporation (the “Company”) has restated its November 30, 2006 balance sheet, statements of operations and cash flows to correct errors in its accounting for the Asset Purchase Agreement (the “Arkansas River Agreement”) between the Company and High Plains A&M, LLC (“HP A&M”). These errors were discovered following the Company’s request for concurrence from the Staff of the Securities and Exchange Commission (the “Staff of the Commission”) on certain items related to the Arkansas River Agreement as explained in detail below.

The Company initially recorded the liability captioned Tap Participation Fees payable to HP A&M at approximately $66.1 million. This liability was accounted for pursuant to Statement of Financial Accounting Standard No. 141 Business Combinations (as amended) (“SFAS 141”). The value of the liability was determined by the residual method, pursuant to which the Company deducted the value of the equity consideration given to HP A&M from the fair value of the assets acquired from HP A&M to determine the value of the Tap Participation Fees payable to HP A&M liability. Upon review, it was determined that the Tap Participation Fees payable to HP A&M did not constitute contingent consideration per SFAS 141, and therefore valuing the Tap Participation Fees payable to HP A&M using the residual method was incorrect.  Based on this, the Company valued the Tap Participation Fees payable to HP A&M using a discounted cash flow model, which resulted in a reduction of the recorded liability and values assigned to the acquired assets of approximately $20.5 million at August 31, 2006 (the acquisition date). At November 30, 2006, the Company restated the liability account Tap Participation Fees payable to HP A&M to its estimated fair value of $46,776,000 (which includes imputed interest of $1,141,000). The valuation of the Tap Participation Fees payable to HP A&M is a significant estimate based on available historic market information and estimated future market information. Many factors are necessary to estimate future market conditions, including but not limited to, supply and demand for new homes, population growth along the Front Range, cash flows, tap fee increases at our rate-based districts, and other market forces beyond the Company’s control. The value of the Tap Participation Fees and the equity issued to HP A&M have been allocated to the acquired assets based on each asset’s relative fair values as described in Note 3 below.

On September 1, 2006, the Company began imputing interest expense on the unpaid balance using an effective interest method, which was not reflected in the Company’s original Form 10-Q. The Company will assess the value of the Tap Participation Fees payable to HP A&M each reporting period or whenever events or circumstances indicate a material change in the assumptions utilized to estimate the fair value of the liability. Because the estimates and assumptions used to value the Tap Participation Fees payable to HP A&M are subjective, actual results could vary materially from the estimates.

The Company’s November 30, 2006 balance sheet, three months ended November 30, 2006 statements of operations and cash flows, and Note 3 – Water, Water Systems and Service Agreement, have been restated. The impact of the restatement is as follows:

	As Originally Reported	Adjustments	As Restated
November 30, 2006 Balance Sheet:
Investments in water and water systems	$124,862,968	$(20,457,050)	$104,405,918
Tap Participation Fees payable to HP A&M	$66,102,825	$(19,326,825)	$46,776,000

Three Months Ended November 30, 2006 Statements of Operations and Cash Flows:

Depreciation and depletion:	$(101,228)	$10,775	$(90,453)
Imputed interest expense related to the Tap Participation Fees payable to HP A&M	$—	$(1,141,000)	$(1,141,000)
Net loss	$(454,987)	$(1,130,225)	$(1,585,212)
Basic and diluted net loss per common share	$(0.02)	$(0.07)	$(0.09)

The balance sheet as of November 30, 2006, the statements of operations for the three months ended November 30, 2006 and 2005, respectively, and the statements of cash flows for the three months ended November 30, 2006 and 2005 have been prepared by the Company and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at November 30, 2006 and for all periods presented have been appropriately made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2006 Annual Report on Form 10-K/A. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

The August 31, 2006 balance sheet was derived from the Company’s restated audited financial statements.

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

•                  Risk-free interest rates — with maturities that approximate the expected life of the options granted;

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

Business segments. The operating segments reported below are the segments of the Company for which separate discrete financial information is available and for which results are evaluated by the Company’s President in deciding how to allocate resources and in assessing performance. The Company evaluates the performance of its segments based on gross margins of the respective business units before corporate and unallocated shared expenses if any. The accounting policies of the segments are the same as those of the Company as described in Note 2 in the Company’s 2006 Annual Report on Form 10-K/A.

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

NOTE 2 — MARKETABLE SECURITIES

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

NOTE 3 — INVESTMENTS IN WATER AND WATER SYSTEMS

The Company’s investments in water and water systems consist of the following at November 30, 2006 and August 31, 2006:

	November 30, 2006		August 31, 2006
	(restated)		(restated)
		Accumulated		Accumulated
		Depreciation		Depreciation
		and		and
	Costs	Depletion	Costs	Depletion
Arkansas River Valley water supply and related assets	$82,161,752	$(65,477)	$82,125,952	$—
Rangeview water supply	13,928,448	(3,920)	13,924,448	(3,768)
Rangeview water system	167,720	(31,154)	167,720	(28,862)
Paradise water supply	5,520,836	—	5,520,836	—
Arapahoe County Fairgrounds water and water system	2,653,995	(28,901)	2,653,995	(7,225)
Sky Ranch water supply	100,000	—	100,000	—
Water supply — other	3,022	(403)	3,022	(250)
Totals	$104,535,773	$(129,855)	$104,495,973	$(40,105)
Net investments in water and water systems	$104,405,918		$104,455,868

Acquisition of the Arkansas River Valley Assets. As more fully described in Note 3 to the Company’s 2006 Annual Report on Form 10-K/A, effective May 10, 2006, the Company entered into the Asset Purchase Agreement (the “Arkansas River Agreement”) with HP A&M to acquire the following assets from HP A&M:

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

The Company and HP A&M consummated the asset acquisition pursuant to the Arkansas River Agreement on August 31, 2006 after the due diligence period provided for in the Arkansas River Agreement. As consideration for the Acquired Assets, on August 31, 2006, the Company issued HP A&M 3,000,000 shares of Pure Cycle common stock valued at approximately $36.2 million. The Company also granted HP A&M the right to receive ten percent (10%) of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 40,000 water taps (the “Tap Participation Fee”) (the 40,000 figure was reduced to 39,470 at the August 31, 2006 closing date because HP A&M sold certain assets and properties not related to the FLCC shares which were subject to the Arkansas River Agreement and were available for credits against the Tap Participation Fee), valued at approximately $45.6 million. The Tap Participation Fee will be due and payable once the Company has sold a water tap and received the consideration due for such water tap. After five years, under circumstances defined in the Arkansas River Agreement, the Tap Participation Fee can increase to 20% and the number of water taps subject to the Tap Participation Fee would be correspondingly reduced by half. The entire Tap Participation Fee is subject to acceleration in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.

Pursuant to Emerging Issues Task Force Issue No. 99-12 Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the equity consideration was valued at approximately $36.2 million.

The $46.8 million estimated fair value of the Tap Participation Fees (which includes imputed interest of approximately $1.1 million) was determined using a discounted cash flow analysis of the projected payments to HP A&M. The Company determined this value by estimating new home development in the Company’s service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver, Colorado metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver, Colorado metropolitan area. This development pattern was then applied to future water tap fees that were calculated using historical water tap fees. The realizable value of the Tap Participation Fees payable to HP A&M were discounted to August 31, 2006, using a rate that approximates the prevailing rate we believe would be available to similar companies in our industry. Actual development may differ substantially from the estimated new home development in our service area, which may have a material effect on the estimated fair value of the Tap Participation Fees payable to HP A&M and such differences may have a material impact on our financial statements. The valuation of the Tap Participation Fees payable to HP A&M is a significant estimate based on available historic market information and estimated future market information. Many factors are necessary to estimate future market conditions, including but not limited to, supply and demand for new homes, population growth along the Front Range, cash flows, tap fee increases at our rate-based districts, and other market forces beyond the Company’s control.

The Company imputes interest expense on the unpaid Tap Participation Fees payable to HP A&M  using an effective interest method over the estimated development period utilized in the valuation of the liability. During the three months ended November 30, 2006, the Company imputed interest expense of approximately $1.1 million related to the Tap Participation Fees, which accounted for a net loss of $.06 per share.

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

Because the outstanding notes are collateralized by the Company’s real property and water rights, HP A&M is deemed to be a Variable Interest Entity (“VIE”) as defined by FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities (as amended). However, because the Company will not absorb any of HP A&M’s expected losses or receive a majority of HP A&M’s expected gains, the Company is not deemed the “Primary Beneficiary” of HP A&M and therefore is not required to consolidate HP A&M. HP A&M became a VIE to the Company on August 31, 2006 when the Company acquired Arkansas River water rights and related properties subject to the outstanding promissory notes. HP A&M is a holding company that acquires water rights and related properties for investment and sale purposes. If HP A&M were to default on the notes, the Company would lose approximately 60 of the 80 real property interests it acquired and the water rights associated with those properties which collateralize the notes, unless the Company cured the notes in default.

Upon the closing, the Company and HP A&M also entered into various agreements which are explained in more detail in the Company’s 2006 Annual Report on Form 10-K/A. One of the agreements is a five year property management agreement with HP A&M, pursuant to which HP A&M holds the right to pursue leasing of the Properties and the Water Rights to interested parties. All lease income associated with leasing the Properties and Water Rights, together with all costs associated with these activities including but not limited to, overhead obligations, real property taxes, and personnel costs, are the sole opportunity and obligation of HP A&M. The Company assumed title to the current farm leases which are subject to the property management agreement effective August 31, 2006. However, pursuant to the Arkansas River Agreement, HP A&M will manage the leases for a period of five years and will receive all lease payments from the lessees as a management fee. Because the Company does not have the risk of loss associated with the leases (HP A&M’s management fee is equal to the lease income for the next five years, and contractually HP A&M has the risk of loss on the leases), in accordance with EITF Issue No. 99-19 Reporting Revenue Gross as Principal versus Net as an Agent (“EITF 99-19”), the lease income and management fees will be reflected on a net revenue basis throughout the term of the management agreement. The leases subject to the property management agreement are all operating leases and expire at various dates through 2010, which is earlier than the expiration date of the management agreement.

The consideration paid to HP A&M was allocated to the Acquired Assets based on estimates of each asset’s, or group of assets’, respective fair value. The fair value of the Water Rights was determined by an independent third party appraisal and the remaining assets were valued by internal studies.

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

NOTE 4 — PARTICIPATING INTERESTS IN EXPORT WATER

The Company commenced the purchase of its Rangeview Water Supply through a Water Commercialization Agreement (“WCA”), an agreement with a related investor (the “LCH Agreement”) and the sale of 432,513 shares of Series B Preferred Stock. The WCA was entered into in 1990 and amended in 1991 and 1992 and again in 1996 by the signing of the Comprehensive Amendment Agreement No. 1 (the “CAA”). The parties to the WCA and CAA agreements provided the Company approximately $11.1 million of financing to acquire the Rangeview Water Supply. This amount (which has been reduced by the transactions described below) is presented on the accompanying balance sheet as Participating Interests in Export Water supply, a liability. In addition to repaying the initial $11.1 million of funding, the CAA provided that the Company would pay the parties to the CAA an additional approximate $20.9 million of proceeds from Export Water sales (of which, $218,500 was to be retained by the Company). Under the CAA, these funds are to be repaid strictly with proceeds from the sale of Export Water. Therefore, before the acquisitions noted in the table below, which are further described in the Company’s 2006 Annual Report on Form 10-K/A for the year ended August 31, 2006, the first $32.0 million received from the sale of Export Water was required to be paid to external CAA holders.

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

The table below details the transactions impacting the CAA obligations since its signing, which are explained in greater detail in the Company’s 2006 Annual Report on Form 10-K/A:

	Export	Export
	Water	Water	Total	Participating
	Proceeds	Proceeds to	Potential	Interests
	Received	Pure Cycle	Obligation	Liability	Contingency
Original balances	$—	$218,500	$31,807,732	$11,090,630	$20,717,102
Sky Ranch option payment	50,000	—	(50,000)	(17,435)	(32,565)
Acquisitions	—	8,199,333	(8,199,333)	(2,858,920)	(5,340,413)
Balance at August 31, 2004	50,000	8,417,833	23,558,399	8,214,275	15,344,124
Sky Ranch option payment	50,000	(35,000)	(15,000)	(5,231)	(9,769)
Hills at Sky Ranch option payment	10,400	(7,280)	(3,120)	(1,088)	(2,032)
Arapahoe County tap fees *	532,968	(373,078)	(159,890)	(55,754)	(104,136)
Balance at August 31, 2005	643,368	8,002,475	23,380,389	8,152,202	15,228,187
Acquisition	—	4,698,001	(4,698,001)	(1,638,086)	(3,059,915)
Balance at August 31, 2006	643,368	12,700,476	18,682,388	6,514,116	12,168,272
Export water sales remitted to escrow agent	3,609	(2,526)	(1,083)	(378)	(705)
Balance at November 30, 2006	$646,977	$12,697,950	$18,681,305	$6,513,738	$12,167,567

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

NOTE 5 — STOCKHOLDERS’ EQUITY

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

Comprehensive Loss

In addition to net loss, comprehensive loss includes the unrecognized changes in the fair value of marketable securities that are classified as available-for-sale as noted in the following table:

	Three Months Ended November 30
	2006	2005
Net loss	$(1,585,212)	$(205,112)
Unrealized gain (loss) on marketable securities	7,237	(12,200)
Comprehensive loss	$(1,577,975)	$(217,312)

NOTE 6 — RELATED PARTY TRANSACTIONS

The Company leases office space from the son of its former CEO, who is also the sole manager of TPC Ventures, LLC which is a greater than 5% holder of the Company’s common stock. The Company leases the office space on a month-to-month basis for $1,000 per month.

NOTE 7 — SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

Treasury stock accepted upon exercise of stock options with mature shares used as consideration	$44,415	$93,900

*****

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the financial statements and the notes thereto contained in our 2006 Annual Report on Form 10-K/A.

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

Our water assets are comprised of the following annual entitlements which are described in greater detail in our 2006 Annual Report on Form 10-K/A:

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

Our water marketing activities target our water and wastewater services to developers and homebuilders developing new areas along the Front Range, which includes the greater Denver and Colorado Springs metropolitan areas. Our groundwater supplies are largely undeveloped and are located in the southeastern portion of the greater Denver area in Arapahoe County, one of the fastest growing regions of the Denver metropolitan area. The majority of our surface water is located in the Arkansas River Valley, and we are proposing to use it in our target service market and throughout the Front Range of Colorado. We work with area developers to investigate water supply constraints, water and wastewater utility issues, market demand, transportation concerns, employment centers and other issues in order to identify suitable areas for development. Construction of water and wastewater systems and the providing of water and wastewater services are subject to individual water and wastewater service agreements. We negotiate individual agreements with developers and/or homebuilders to provide the design, construction and operation of water and wastewater systems and services. Our service contracts outline our obligations to design, construct and operate certain facilities necessary to develop and treat water and treat and reuse wastewater. These service agreements include the timing of installation of the facilities, required capacities of the systems, and locations for the services to be provided. Service agreements address all aspects of the development of the water and wastewater systems, which are more specifically discussed in our 2006 Annual Report on Form 10-K/A.

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

Pursuant to the water services agreements with Sky Ranch, as further described in our 2006 Annual Report on Form 10-K/A, Sky Ranch is required to make annual option payments of $50,000 and $10,400 for the right to use our Export Water at Sky Ranch. As of the date of this filing we have not received either of the option payments due in our fiscal 2006 from Sky Ranch, and therefore Sky Ranch is in default on these payments. Notwithstanding Sky Ranch being in  default on its option fees related to our Export Water, our service agreement with Sky Ranch remains in effect. We have purchased a portion of the water beneath Sky Ranch under an installment sale contract, and maintain responsibility to provide water service to up to 1,500 single family units at the Sky Ranch development. Continued default by Sky Ranch on payment of option fees for our Export Water, places the Sky Ranch development at risk of not being able to use our Export Water to service development in excess of the 1,500 single family units.

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

General and Administrative and Other Expenses

General and administrative expenses for the three months ended November 30, 2006 and 2005 were impacted by the adoption of SFAS No. 123 (revised 2004) Share Based Payment (“SFAS 123(R)”). For the three month periods ended November 30, 2006 and 2005, we recorded stock-based compensation expenses of approximately $79,000 and $51,000, respectively. Without stock-based compensation expenses, general and administrative expenses for the periods presented would have been approximately $364,500 and $237,400. This is an increase over 2005 of $127,100 which is mainly attributable to the following:

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

Depreciation and depletion charges for the three months ended November 30, 2006 increased approximately $89,700 over the three months ended November 30, 2005. This is mainly a result of depreciation charges associated with the water delivery fixtures acquired from HP A&M on August 31, 2006 (depreciation began on September 1, 2006) and depreciation of capitalized legal costs associated with the HP A&M asset acquisition. In addition, in late fiscal 2006 we began depreciating the costs incurred to extend the water system to the Arapahoe County Fairgrounds.

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

Interest expense imputed on the Tap Participation Fees payable to HP A&M totaled approximately $1.1 million for the three months ended November 30, 2006. This represents the expensed portion of the difference between the relative fair value of the liability and the net present value of the liability, recognized using the effective interest method.

Interest expense — related parties was $0 and approximately $5,300 for the three months ended November 30, 2006 and 2005, respectively. This is due to the repayment of all interest bearing debt as of August 31, 2006.

Interest expense — non-related parties was $0 and approximately $4,200 for the three months ended November 30, 2006 and 2005, respectively. This is due to the extinguishment of all interest bearing debt as of August 31, 2006.

Our net loss for the three months ended November 30, 2006, was impacted by the items described above. Most notably, it was impacted by the imputed interest expense recognized on the Tap Participation Fees payable to HP A&M. Our net losses, and net losses per share for the three months ended November 30, 2006 and 2005, before and after the imputed interest expense on the Tap Participation Fees were approximately:

	Three months ended November 30,
	2006	2005	Increase
Net loss as reported	$(1,585,200)	$(205,100)	$(1,380,100)

Interest imputed on the Tap Participation Fees payable to HP A&M	1,141,000	—	1,141,000

Net loss less non-cash interest expense	$(444,200)	$(205,100)	$(239,100)

Net loss per common share as reported	$(0.09)	$(0.01)	$(0.08)
Effect of imputed interest expense on net loss per common share	0.06	—	0.06
Net loss per common share less imputed interest expense	$(0.03)	$(0.01)	$(0.02)

Weighted avererage common shares outstanding	18,353,443	14,371,263

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

Development of the water that we own, have rights to use, or may seek to acquire, will require substantial capital investments. We anticipate that capital required for the development of the water and wastewater systems will be financed through the sale of water taps to developers and water delivery charges to users. A water tap charge refers to a charge we impose to fund construction of “Wholesale Facilities” (“Wholesale Facilities” are further defined in our 2006 Annual Report on Form 10-K/A) and permit access to our water delivery system (e.g., a single-family home’s tap into our water system), and a water service charge refers to a water customer’s monthly water bill, generally charged per 1,000 gallons of water delivered to the customer. We anticipate tap fees will be sufficient to generate funds with which we can design and construct the necessary Wholesale Facilities. However, once we receive tap fees from a developer, we are contractually obligated to construct the Wholesale Facilities for the taps paid for, even if our costs are not covered by the fees we receive. We can not assure you that these sources of cash will be sufficient to cover all our capital costs.

On August 31, 2006, we finalized the Arkansas River Agreement whereby we purchased approximately 60,000 acre-feet of Arkansas River water, real property and certain other related assets. Pursuant to the Arkansas River Agreement we agreed to pay HP A&M 10% of our tap fees received on the sale of the next 40,000 water taps. As of November 30, 2006, we have estimated the value of the Tap Participation Fees payable to HP A&M at approximately $46.8 million based on a discounted cash flow valuation analysis. The actual amount to be paid could exceed our estimates. See “Note 3 — Water, Water Systems and Service Agreements” in the accompanying financial statements. Tap participation payments are not payable to HP A&M until we receive water tap fees.

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

At November 30, 2006, we had outstanding debt to one related party totaling approximately $26,500, all other interest bearing notes were repaid or extinguished during fiscal 2006 as further described in the Company’s 2006 Annual Report on Form 10-K/A. The remaining note payable is due in October 2007 and does not accrue interest.

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

As a result of the Arkansas River Agreement signed on August 31, 2006, during the three months ended November 30, 2006 we imputed approximately $1.1 million of interest on the Tap Participation Fees Payable to HP A&M. During the three months ended November 30, 2006 and 2005 we accrued interest on the note receivable from the District of approximately $5,900 and $5,000, respectively. The increase is caused by increases in interest rates. We also accrued $12,800 of interest on the construction proceeds receivable during the three months ended November 30, 2006. We incurred approximately $90,000 of depreciation and depletion charges. We will continue to provide domestic water and wastewater service to customers in our service area and we will continue to operate and maintain our water and wastewater systems with our own employees.

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

Cash provided (used) by investing activities for the three months ended November 30, 2006, and 2005 was approximately $160,200 and ($1.1) million, respectively. The majority of the cash provided by financing activities  in 2006 was from the sale of marketable securities. The majority of the cash used by investing activities in 2005 was from the investing of funds in marketable securities (approximately $908,100), and by construction expenditures (approximately $220,200), which was completed in fiscal 2006 and therefore did not recur in the current period.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist entirely of the CAA, which is more fully described in our 2006 Annual Report on Form 10-K/A.

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

Impairment of Water Assets and Other Long-Lived Assets

We review our long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows we expect to be generated by the eventual use of the asset (the fair value). If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. We believe there were no impairments in the carrying amounts of our investments in water and water systems at November 30, 2006.

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

Tap Participation Fees

On August 31, 2006 we acquired 60,000 acre-feet of Arkansas River water along with real property and other associated rights. Along with common stock issued to HP A&M, we agreed to pay HP A&M 10% of our tap fees on the sale of the next 40,000 water taps, of which, 39,470 water taps remain to be paid (during the due diligence period specified in the Arkansas River Agreement, HP A&M sold certain property rights which pursuant to the Arkansas

River Agreement were deemed in effect Tap Participation Fee payments, the value of these equated to 530 taps under the tap participation section of the Arkansas River Agreement). The Tap Participation Fee is payable when we sell water taps and receive the funds from said water tap sales. The Tap Participation Fees payable to HP A&M were valued based on a discounted cash flow model using highly subjective assumptions and estimates. We will assess the value of the liability whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value is being imputed as interest expense over an estimated development period using the effective interest method beginning September 1, 2006.

Obligations Payable by HP A&M

Certain of the properties we acquired pursuant to the Arkansas River Agreement are subject to outstanding promissory notes with principal and accrued interest totaling approximately $14.5 million at November 30, 2006. These notes are secured by deeds of trust on the Properties. We did not assume any of these promissory notes and are not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, at our sole discretion we may make payments pursuant to the notes and cure the defaults. If we do not cure defaults on the notes, we will lose the Properties securing the defaulted notes. If HP A&M defaults on the promissory notes, we can foreclose on a defined amount of Pure Cycle stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Although the likelihood of HP A&M defaulting on the notes is deemed remote, we will continue to monitor the status of the notes for any indications of default and changes in the status of the Primary Beneficiary of HP A&M pursuant to FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities (as amended). No indications of default existed as of November 30, 2006.

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

Rates and Charges. Our rates and charges are based on the average of our rate based districts and could vary dramatically from year to year. The rates charged by our rate based districts might not provide us sufficient funds to support our operations and capital required to fund construction activities. Based on the increases in taps fees and usage charges at our rate based districts over the last several years, as noted in Table 1 in our 2006 Annual Report on Form 10-K/A, we expect rates and charges to continue to be sufficient to meet our operational and construction needs.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedure

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. We necessarily apply judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives. Our President and Chief Financial Officer reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As described in Item 9A of our 2006 Annual Report on Form 10-K/A (the “2006 Form 10-K/A”), as of August 31, 2006 we determined that our internal controls over the process for the identification and implementation of the proper accounting for certain transactions was inadequate and resulted in material audit adjustments. As a consequence, our management reported to our audit committee the identification of a “material weakness” (under the standards established by the Public Company Accounting Oversight Board) in our internal controls.  In connection with the preparation of the Form 10-Q for the period ended November 30, 2006, management conducted an evaluation of disclosure controls and procedures. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of November 30, 2006 due to the material weaknesses described in our management report on internal control over financial reporting included in the 2006 Form 10-K/A. To date, the material weaknesses identified in the 2006 Form 10-K/A have not been fully remediated. Since the material weaknesses described below have not been fully remediated, management continues to conclude that our disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.

Changes in Internal Control Over Financial Reporting and Management’s Remediation Initiatives

As noted above, during management’s assessment of the effectiveness of our internal controls over financial reporting as reported in our 2006 Form 10-K/A, we identified certain material weaknesses. In an effort to improve our internal controls over financial reporting, we will engage a third party accounting firm to assist us in evaluating complex accounting issues which may arise as a result of transactions we may enter into and otherwise on an as needed basis. No consultations were made with the third party accounting firm during the three months ended November 30, 2006.

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

April 16, 2007