Form 10-Q
period 2007-02-28
PURE CYCLE CORP
filed 2007-04-16
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company filer (as defined in rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 13, 2007:

Common stock, 1/3 of $.01 par value	18,368,807
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

PURE CYCLE CORPORATION

BALANCE SHEETS

	February 28,	August 31,
	2007	2006
ASSETS:	(unaudited)
Current assets:
Cash and cash equivalents	$89,760	$374,069
Marketable securities	1,692,485	2,529,406
Trade accounts receivable	50,605	65,420
Interest receivable	22,487	36,880
Prepaid expenses and other current assets	163,811	50,825
Current portion of construction proceeds receivable	64,783	64,783
Total current assets	2,083,931	3,121,383

Investments in water and water systems, net	103,415,763	104,455,868

Construction proceeds receivable, less current portion	768,265	800,172
Note receivable — Rangeview Metropolitan District,
including accrued interest	463,886	452,230
Investment in Well Enhancement and Recovery Systems, LLC	30,000	—
Assets held for sale	77,940	—
Property and equipment, net	4,476	4,287
Total assets	$106,844,261	$108,833,940

LIABILITIES:
Current liabilities:
Accounts payable	$64,404	$34,650
Accrued liabilities	108,591	289,596
Deferred revenues	55,800	55,800
Current portion of long-term debt — related parties	26,542	—
Total current liabilities	255,337	380,046

Long-term debt — related parties	—	26,542
Deferred revenues, less current portion	1,585,612	1,613,515
Participating Interests in Export Water Supply	6,513,452	6,514,116
Tap Participation Fees payable to HP A&M, including imputed interest of $2,286,742 and $0	47,072,000	45,635,000
Total liabilities	55,426,401	54,169,219

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock:
Par value $.001 per share, 25 million shares authorized;
Series B — 432,513 shares issued and outstanding
(liquidation preference of $432,513)	433	433

Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized;
18,368,807 and 18,348,834 shares outstanding	61,684	61,602
Additional paid-in capital	80,810,674	80,609,875
Treasury stock, at cost, 134,979 and 130,279 shares of common stock	(1,053,949)	(1,009,534)
Accumulated comprehensive loss	524	(10,654)
Accumulated deficit	(28,401,506)	(24,987,001)
Total stockholders’ equity	51,417,860	54,664,721
Total liabilities and stockholders’ equity	$106,844,261	$108,833,940

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended February 28,
	2007	2006

Revenues:
Metered water usage	$23,259	$28,078
Wastewater treatment fees	14,752	14,752
Special facility funding	10,377	—
Water tap fees	3,574	—
Sky Ranch options	—	12,150
Total revenues	51,962	54,980

Expenses:
Cost of revenues:
Water delivery costs	(11,837)	(9,243)
Wastewater treatment costs	(5,470)	(4,652)
Depletion and depreciation	(21,878)	(166)
Total cost of revenues	(39,185)	(14,061)
Gross margin	12,777	40,919

General and administrative expenses	(685,117)	(387,838)
Depreciation	(69,821)	(2,996)
Operating loss	(742,161)	(349,915)

Other income (expense):
Interest income	40,607	49,565
Gain on sale of land	17,927	—
Gain on sale of marketable securities	76	—
Imputed interest expense related to the Tap Participation Fees
payable to HP A&M	(1,145,742)	—
Interest expense - related parties	—	(1,780)
Interest expense	—	(4,638)

Net loss	$(1,829,293)	$(306,768)

Net loss per common share — basic and diluted	$(.10)	$(.02)

Weighted average common shares outstanding — basic and diluted	18,368,807	14,638,499

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended February 28,
	2007	2006

Revenues:
Metered water usage	$58,264	$66,721
Wastewater treatment fees	29,504	29,504
Special facility funding	20,754	—
Water tap fees	7,148	—
Sky Ranch options	—	24,300
Total revenues	115,670	120,525

Expenses:
Cost of revenues:
Water delivery costs	(25,526)	(23,262)
Wastewater treatment costs	(11,379)	(9,238)
Depletion and depreciation	(43,707)	(351)
Total cost of revenues	(80,612)	(32,851)
Gross margin	35,058	87,674

General and administrative expenses	(1,128,653)	(676,256)
Depreciation	(138,445)	(5,760)
Operating loss	(1,232,040)	(594,342)

Other income (expense):
Interest income	85,210	98,405
Gain on sale of land	17,927	—
Gain on sale of marketable securities	1,140	—
Imputed interest expense related to the Tap Participation Fees
payable to HP A&M	(2,286,742)	—
Interest expense - related parties	—	(7,120)
Interest expense	—	(8,823)

Net loss	$(3,414,505)	$(511,880)

Net loss per common share - basic and diluted	$(.19)	$(.04)

Weighted average common shares outstanding - basic and diluted	18,361,083	14,504,143

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended February 28,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,414,505)	$(511,880)
Adjustments to reconcile net loss to net cash
used by operating activities:
Imputed interest on Tap Participation Fees payable to HP A&M	2,286,742	—
Stock compensation expense	156,466	102,038
Depreciation, depletion and other non-cash items	183,164	6,111
Interest expensed on long-term debt — related parties	—	7,120
Interest expensed on long-term debt	—	8,823
Interest added to construction proceeds receivable	(12,831)	—
Interest added to note receivable — Rangeview Metropolitan District	(11,656)	(10,044)
Gain on sale of land	(17,927)	—
Gain on sale of marketable securities	(1,140)	—
Changes in operating assets and liabilities:
Export water proceeds to be remitted to escrow agent	—	174,890
Trade accounts receivable	14,815	10,883
Construction proceeds receivable	44,738	—
Interest receivable and prepaid expenses	(98,593)	(29,851)
Accounts payable and accrued liabilities	(151,251)	(16,227)
Deferred revenues	(27,903)	(24,300)
Net cash used by operating activities	(1,049,881)	(282,437)

Cash flows from investing activities:
Sale of LAWMA Shares	849,742	—
Sales and maturities of marketable securities	849,239	3,184,785
Sale of property and equipment	19,250	—
Purchase of property and equipment	(1,596)	(2,781)
Investment in Well Enhancement and Recovery Systems, LLC	(30,000)	—
Capitalized acquisition costs	(35,800)	—
Investments in water and water systems	(33,845)	(825,572)
Purchase of marketable securities	—	(3,885,238)
Net cash provided (used) by investing activities	1,616,990	(1,528,806)

Cash flows from financing activities:
Tap Participation Fee payments made to HP A&M	(849,742)	—
Payments to Participating Interests in Export Water Supply holders	(1,676)	(174,890)
Payments on related party debt	—	(195,573)
Proceeds from the sale of common stock	—	900,000
Net cash (used) provided by financing activities	(851,418)	529,537

Net change in cash and cash equivalents	(284,309)	(1,281,706)
Cash and cash equivalents — beginning of period	374,069	1,973,882
Cash and cash equivalents — end of period	$89,760	$692,176

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - ACCOUNTING POLICIES

The balance sheet as of February 28, 2007, the statements of operations for the three and six months ended February 28, 2007 and 2006, respectively, and the statements of cash flows for the six months ended February 28, 2007 and 2006 have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at February 28, 2007 and for all periods presented have been appropriately made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K/A. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.

The August 31, 2006 balance sheet was derived from the Company’s restated audited financial statements.

Share-based Compensation. Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. In March 2005, the Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

Stock-based compensation expense recognized pursuant to SFAS 123(R) for the three months ended February 28, 2007 and 2006, was approximately $78,200 and $51,000, respectively, and the stock-based compensation expense recognized pursuant to SFAS 123(R) for the six months ended February 28, 2007 and 2006 was approximately $156,500 and $102,000, respectively.

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

Stock-based compensation expense recognized in the Company’s statements of operations for the three and six months ended February 28, 2007 and 2006, includes the following:

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

In accordance with SFAS 123(R) stock-based compensation expense recognized in the statements of operations for the three and six months ended February 28, 2007 and 2006 is based on awards ultimately expected to vest. The Company does not expect any forfeitures of its prior option grants and therefore the compensation expense has not been reduced for estimated forfeitures. No options were forfeited by option holders during the six months ended February 28, 2007 and 2006. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The Company attributes the value of stock-based compensation to expense using the straight-line single option method for all options granted.

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

No options were granted during the six months ended February 28, 2007.

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

The results of operations for the three and six months ended February 28, 2007 relate entirely to the service provider segment with the exception of the recognition of the following deferred revenue items:

	Three months ended February 28,		Six months ended February 28,
	2007	2006	2007	2006
Deferred Special Facility funding recognized as revenue	$10,400	$—	$20,800	$—
Deferred water tap fees recognized as revenue	$3,600	$—	$7,100	$—

Reclassifications. Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

NOTE 2 — MARKETABLE SECURITIES

Marketable Securities. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations each reporting period. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company had no investments classified as held-to-maturity at February 28, 2007 or August 31, 2006.

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

The following is a summary of marketable securities at February 28, 2007:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$61,087	$—	$—	$61,087
U.S. government debt securities:
With unrealized gains:	494,668	2,912	—	497,580
With unrealized losses held more than 12 months	498,461	—	(1,231)	497,230
U.S. corporate debt securities:
With unrealized gains	195,819	1,541	—	197,360
With unrealized losses held more than 12 months	503,013	—	(2,698)	500,315
Total investments	1,753,048	4,453	(3,929)	1,753,572
Less cash equivalents	61,087	—	—	61,087
Total marketable securities	$1,691,961	$4,453	$(3,929)	$1,692,485

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

NOTE 3 — INVESTMENTS IN WATER AND WATER SYSTEMS

The Company’s investments in water and water systems consist of the following at February 28, 2007 and August 31, 2006:

	February 28, 2007		August 31, 2006
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Arkansas River Valley water supply and related assets	$81,234,547	$(132,149)	$82,125,952	$—
Rangeview water supply	13,936,383	(3,991)	13,924,448	(3,768)
Rangeview water system	167,720	(33,447)	167,720	(28,862)
Paradise water supply	5,525,017	—	5,520,836	—
Arapahoe County Fairgrounds water and water system	2,669,924	(50,709)	2,653,995	(7,225)
Sky Ranch water supply	100,000	—	100,000	—
Water supply — other	3,022	(554)	3,022	(250)
Totals	$103,636,613	$(220,850)	$104,495,973	$(40,105)

Net investments in water and water systems	$103,415,763		$104,455,868

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

The Company acquired the Water Rights to enhance and better balance its water portfolio by increasing its rights to senior surface water supplies. The Properties and other non-water assets were acquired because the rights to the Arkansas River water the Company seeks to transfer for use in the Denver market are based on the quantity of water historically used to irrigate crops grown on the Properties.

The Company and HP A&M consummated the asset acquisition pursuant to the Arkansas River Agreement on August 31, 2006. As consideration for the Acquired Assets, on August 31, 2006, the Company issued HP A&M 3,000,000 shares of Pure Cycle common stock valued at approximately $36.2 million. The Company also granted HP A&M the right to receive ten percent (10%) of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 40,000 water taps (the “Tap Participation Fee”) (the 40,000 figure was reduced to 39,470 at the August 31, 2006 closing date because HP A&M sold certain assets and properties not related to the FLCC shares which were subject to the Arkansas River Agreement and were available for credits against the Tap Participation Fee). The Tap Participation Fees were valued at approximately $45.6 million on August 31, 2006. The Tap Participation Fee will be due and payable once the Company has sold a water tap and received the consideration due for such water tap. After five years, under circumstances defined in the Arkansas River Agreement, the Tap Participation Fee can increase to 20% and the number of water taps subject to the Tap Participation Fee would be correspondingly reduced by half. The entire Tap Participation Fee is subject to acceleration in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.

Pursuant to Emerging Issues Task Force Issue No. 99-12 Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the equity consideration was valued at approximately $36.2 million.

The $47.1 million estimated fair value of the Tap Participation Fees (which includes imputed interest of approximately $2.3 million) was determined using a discounted cash flow analysis of the projected payments to HP A&M. The Company determined this value by estimating new home development in the Company’s service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver, Colorado metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver, Colorado metropolitan area. This development pattern was then applied to future water tap fees that were calculated using historical water tap fees. The realizable value of the Tap Participation Fees payable to HP A&M were discounted to August 31, 2006, using a rate that approximates the prevailing rate we believe would be available to similar companies in our industry. Actual development may differ substantially from the estimated new home development in our service area, which may have a material effect on the estimated fair value of the Tap Participation Fees payable to HP A&M and such differences may have a material impact on our financial statements. The valuation of the Tap Participation Fees payable to HP A&M is a significant estimate based on available historic market information and estimated future market information. Many factors are necessary to estimate future market conditions, including but not limited to, supply and demand for new homes, population growth along the Front Range, cash flows, tap fee increases at our rate-based districts, and other market forces beyond the Company’s control.

As more specifically described in Note 3 to the Company’s 2006 Annual Report on Form 10-K/A, the $81.8 million of consideration paid to HP A&M at August 31, 2006 (comprised of the equity and Tap Participation Fees) was allocated to the Acquired Assets based on estimates of each asset’s, or group of assets’, respective fair value. Because the estimated value of the consideration paid was less than the total fair value of the Acquired Assets, the relative values assigned to each of the Acquired Assets was ratably reduced. The relative fair value of the Water Rights of $97.5 million, was determined by an independent third party appraisal. The relative fair value of the remaining assets of approximately $4.8 million was determined by internal studies.

The Acquired Assets are being depleted or depreciated consistent with the Company’s depletion and depreciation policies.

In order to utilize the Arkansas River water in the Company’s service areas, the Company will be required to convert this water to municipal and industrial uses. Change of water use must be done through the Colorado water courts and several conditions must be satisfied prior to the water court’s granting an application for transfer of a water right. A transfer case would be expected to require the Company to meet the following conditions and restrictions: (i) satisfaction of an anti-speculation requirement pursuant to which the applicant must have contractual obligations to provide water service to customers prior to the water court’s ruling on the transfer of a water right, (ii) a limitation that the applicant may only transfer the “consumptive use” portion of its water rights (the Company expects to face opposition to any consumptive use calculation of the historic agricultural uses of its water), (iii) a likely requirement that the applicant mitigate the loss of tax base in the basin of origin, (iv) likely  re-vegetation requirements to restore irrigated soils to non-irrigated, and (v) a requirement to meet water quality measures which would be included in the cost of transferring the water rights. The Company will likely need to construct a pipeline, which would be approximately 150 miles long and cost in excess of $400 million, in order to transport the Arkansas River water to its potential customers along the Front Range. The cost for this pipeline is expected to be funded through tap sales utilizing the Company’s existing Denver based assets, but there can be no assurances that the Company will be able to generate the funds necessary to complete this pipeline without additional debt or equity offerings.

Tap Participation Fee

The Company imputes interest expense on the unpaid Tap Participation Fees payable to HP A&M using an effective interest method over the estimated development period utilized in the valuation of the liability. During the three and six months ended February 28, 2007, the Company imputed interest of approximately $1.1 million and $2.3 million related to the Tap Participation Fees, respectively. This accounted for a net loss of $.06 and $.12 per share for the three and six months ended February 28, 2007, respectively.

The Company did not sell any water taps during the three or six months ended February 28, 2007. However, see sale of Lower Arkansas Water Management Association shares (“LAWMA shares”) below.

Purchase Price Adjustment

During the second quarter of fiscal 2007, the Company completed its evaluation of the fair value of the LAWMA shares acquired from HP A&M on August 31, 2006. As August 31, 2006, the Company did not allocate any of the consideration issued to HP A&M to the LAWMA shares because the number of LAWMA shares acquired and the value of those shares was unknown at the date of the acquisition. Based on information obtained during the purchase price allocation period (within one year from the date of purchase) the Company adjusted its purchase price allocation to reflect the acquisition of 554 LAWMA shares. The LAWMA shares were determined to have a value of approximately $927,700, which was based on the amount realized from the sale of 509 LAWMA shares as described below.

Because the Company intended to sell the LAWMA shares, the LAWMA shares should have been reflected as assets held for sale as of the acquisition date, if the Company would have been able to determine the fair value of the LAWMA shares at the date of acquisition. Based on this, GAAP requires the Company re-allocate the purchase price, as of the date the value of the LAWMA shares became known, to the Acquired Assets. Because the fair value of the Acquired Assets exceeds the value of the consideration paid, the Company initially allocated the purchase price to the Acquired Assets based on each individual assets’ relative fair value. Pursuant to GAAP, in the adjustment process, the LAWMA shares (which are assets held for sale) have been allocated their full net realizable value, approximately $927,700, and the remaining value of the consideration has been re-allocated to the remaining Acquired Assets based on each individual assets’ relative fair value. The effect of this is a reduction of the Acquired Assets, which are to be held and used totaling $927,700.

Sale of LAWMA Shares

During the six months ended February 28, 2007, the Company sold 509 LAMWA shares for approximately $849,700. Pursuant to the Arkansas River Agreement, 100% of the proceeds from the sale of the LAWMA shares are required to be paid to HP A&M as Tap Participation fees. This results in a credit to the Tap Participation Fees Payable to HP A&M equivalent to the sale of 505 water taps, which is based on the water tap fees charged by the Company at the date of sale. As of February 28, 2007, the remaining taps subject to the Tap Participation Fee are 38,965. Because the LAWMA shares were sold at their allocated fair value, the Company did not recognize any gain or loss on the transaction.

As of February 28, 2007, the Company owns a remaining 45 LAWMA shares valued at approximately $77,900, which are valued based on the sales value of the 509 LAWMA shares sold. Because the Company plans to dispose of these LAWMA shares, pursuant to Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment of Long-Lived Assets, the net book value of the remaining LAWMA shares have been reflected on the balance sheet as held for sale. The LAWMA shares are not currently being depleted. Management continues to evaluate offers and believes that the estimated selling price less estimated cost to sell equals or exceeds the net book value of the LAWMA shares remaining and therefore there is no impairment loss.

HP A&M Promissory Notes

Certain of the properties the Company acquired are subject to outstanding promissory notes with principal and accrued interest totaling approximately $14.2 million at February 28, 2007. These notes are secured by deeds of trust on the Properties. The Company did not assume any of these promissory notes and is not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, at the Company’s sole discretion, the Company may make payments pursuant to any or all of the notes and cure any or all of the defaults. If the Company does not cure the defaults, it will lose the properties securing the defaulted notes. If HP A&M defaults on the promissory notes, the Company can foreclose on a defined amount of stock issued to HP A&M and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Because HP A&M would lose such a substantial amount of equity and Tap Participation Fees, and based on the financial stability of HP A&M and its owners and affiliated companies, the probability of HP A&M defaulting on the notes is deemed remote.

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

Other Agreements with HP A&M

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

NOTE 4 — INVESTMENT IN WELL ENHANCEMENT AND RECOVERY SYSTEMS, LLC

Effective January 30, 2007, the Company entered into an Operating Agreement with Mr. R. Clark (who is deemed the indirect beneficial owner of 8.8% of the Company’s common stock by means of his role as manager of TPC Ventures, LLC) and Hydro Resources, Inc. (collectively the Company, R Clark and Hydro Resources, Inc. are referred to as the “LLC Owners”) to form Well Enhancement and Recovery Systems, LLC (“WERS”). WERS was established to develop a new deep water well enhancement tool which the LLC Owners hope will increase the efficiency of deep water wells in the Denver metropolitan area. Each of the LLC Owners holds a 1/3 interest in WERS. The President of the Company will act as the manager of WERS.

The Company accounts for its investment in WERS under the equity method pursuant to Accounting Principles Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock (as amended) and Emerging Issues Task Force Issue No. 03-16 Accounting for Investments in Limited Liability Companies. As of February 28, 2007, the Company’s Investment in Well Enhancement and Recovery Systems, LLC account on its balance sheet includes the $30,000 capital contribution made to date by the Company (total initial capital contribution will be approximately $70,000 per LLC Owner). WERS has not received any revenues or incurred any expenses requiring recognition in the Company’s financial statements as of February 28, 2007.

NOTE 5 — PARTICIPATING INTERESTS IN EXPORT WATER

The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990’s. The acquisition was consummated with the signing of the Comprehensive Amendment Agreement No. 1 (the “CAA”) in 1996. The parties to the agreements provided the Company approximately $11.1 million of financing to acquire the Rangeview Water Supply. This amount (which has been reduced by the transactions described below) is presented on the accompanying balance sheet as Participating Interests in Export Water supply, a liability. In addition to repaying the initial $11.1 million of funding, the CAA provided that the Company would pay the parties to the CAA an additional approximate $20.9 million of proceeds from Export Water sales (of which, $218,500 was to be retained by the Company). Under the CAA, these funds are to be repaid strictly with proceeds from the sale of Export Water.

As the proceeds from the sale of Export Water are received, and the amounts are remitted to the external CAA holders, the Company allocates a ratable percentage of this payment to the principal portion (the Participating Interests in Export Water supply liability account) with the balance of the payment being charged to the contingent obligation portion. The amount allocated to the liability is 35% which is the percentage the $11.1 million represented of the original total $32.0 million obligation. The remaining portion, or 65%, is allocated to the contingent obligation. The portion allocated to principal will be recorded as a reduction in the Participating Interests in Export Water liability account while the amounts applied to the contingency are recorded on a net revenue basis when funds are received.

In recent years the Company has repurchased various portions of the CAA obligations in priority. The table below summarizes the transactions impacting the CAA obligations since its signing, which are explained in greater detail in the Company’s 2006 Annual Report on Form 10-K/A:

	Export Water Proceeds Received	Initial Export Water Proceeds Retained by Pure Cycle	Total Potential Obligation	Paticipating Interests Liability	Contingency

Initial balances	$—	$218,500	$31,807,732	$11,090,630	$20,717,102

Sky Ranch option payments	110,400	(77,280)	(33,120)	(23,754)	(9,366)
Export water sales remitted to escrow agent	539,313	(377,519)	(161,794)	(56,418)	(105,376)
CAA positions acquired		12,897,334	(12,897,334)	(4,497,006)	(8,400,328)
Balance at February 28, 2007	$649,713	$12,661,035	$18,715,484	$6,513,452	$12,202,032

During the three months ended February 28, 2007, the Company received approximately $2,700 of proceeds from the sale of Export Water which was remitted to the escrow agent. Of this, the Company receives approximately $1,900 and third parties receive approximately $800. As a result the recorded Participating Interest liability is reduced by approximately $300.

During the six months ended February 28, 2007, the Company received approximately $6,400 of proceeds from the sale of Export Water which was remitted to the escrow agent. Of this, the Company receives approximately $4,400 and third parties receive approximately $2,000. As a result the recorded Participating Interest liability is reduced by approximately $700.

The CAA obligation is non-interest bearing, and if the Export Water is not sold, the parties to the CAA have no recourse against the Company. If the Company does not sell the Export Water, the holders of the Series B Preferred Stock are not entitled to payment of any dividend and have no contractual recourse against the Company.

NOTE 6 — STOCKHOLDERS’ EQUITY

During the three and six months ended February 28, 2007, the Company issued 24,673 shares of common stock upon the exercise of stock options. The options were exercised at a price of $1.80 per share. The exercise price for the options exercised was paid for by the option holder utilizing 4,700 shares of Company common stock that was held by the option holder more than six months with a market value at the date of exercise totaling approximately $44,400, which is shown as Treasury Stock on the accompanying balance sheet.

During the three and six months ended February 28, 2006, the Company issued 439,272 and 641,439 shares of common stock upon the exercise of stock options, respectively. The options were exercised at a price of $1.80 per share. The exercise price for 52,167 shares acquired pursuant to the options exercised was paid for by the option holder utilizing 15,000 shares of Company common stock that was held by the option holder more than six months with a market value at the date of exercise totaling approximately $93,900, which is included on the line Treasury Stock on the accompanying balance sheet.  The exercise price for 89,272 shares acquired pursuant to the options exercised was paid for by the option holder utilizing 19,500 shares of Company common stock that was held by the option holder more than six months with a market value at the date of exercise totaling approximately $160,700 which is included on the line Treasury Stock on the accompanying balance sheet.

Loss per Common Share

Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 636,755 and 881,952 common share equivalents as of February 28, 2007 and 2006, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

Comprehensive Loss

In addition to net loss, comprehensive loss includes the unrecognized changes in the fair value of marketable securities that are classified as available-for-sale as noted in the following table:

	Three months ended February 28,		Six months ended February 28,
	2007	2006	2007	2006
Net loss	$(1,829,293)	$(306,768)	$(3,414,505)	$(511,880)
Unrealized gain (loss) on marketable securities	3,941	(3,657)	11,178	(15,857)
Comprehensive loss	$(1,825,352)	$(310,425)	$(3,403,327)	$(527,737)

NOTE 7 — RELATED PARTY TRANSACTIONS

The Company leases office space from the son of its former CEO, who is also the sole manager of TPC Ventures, LLC which is a greater than 5% holder of the Company’s common stock. The Company leases the office space on a month-to-month basis for $1,000 per month.

NOTE 8 — SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

	Six Months Ended February 28,
	2007	2006
Adjustment to purchase price relating to LAWMA shares acquired from HP A&M	$927,682	$—
Treasury stock accepted upon exercise of stock optionswith mature shares used as consideration	$44,415	$254,590
Investments in water and wastewater systems included with accounts payable	$—	$734,228
Gain on extinguishment of related party debt accounted for as contributed capital	$—	$363,208

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

We have a Service Agreement with the Rangeview Metropolitan District (the “District”) and the State of Colorado Board of Land Commissioners (the “Land Board”) to design, construct, operate and maintain water and wastewater systems on the Lowry Range. The Lowry Range is 24,000 acres of property located in the southeastern metropolitan area in Arapahoe County. In April 2006, the Land Board received proposals from developers to develop approximately 3,500 acres of the Lowry Range. Of this, we have the exclusive right to provide water and wastewater services to approximately 1,200 acres. In December 2006, the Land Board selected Australia based Lend Lease Corporation, an international developer operating in over 40 countries worldwide to negotiate an exclusive  development agreement.

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

Results of Operations

Executive Summary

The approximate results of our operations for the three and six months ended February 28, 2007 and 2006 were as follows:

	Three months ended February 28,		Six months ended February 28,
	2007	2006	2007	2006
Millions of gallons of water delivered	4.9	8.9	15.6	21.9
Water revenues	$23,300	$28,100	$58,300	$66,700
Water delivery operating costs	$11,800	$9,200	$25,500	$23,300
Gross margin%	49%	67%	56%	65%

Wastewater treatment revenues	$14,800	$14,800	$29,500	$29,500
Wastewater treatment operating costs	$5,500	$4,700	$11,400	$9,200
Gross margin%	63%	68%	61%	69%

General and administrative expenses	$685,100	$387,800	$1,128,700	$676,300

Water usage and Wastewater Treatment Revenues

Water deliveries for the three months ended February 28, 2007 dropped 45% over the comparable period in 2006. This was mainly due to the Front Range experiencing more precipitation in late calendar 2006 than in late calendar 2005 and therefore, our customers used less water for irrigation purposes. The Colorado Front Range experienced seven severe winter storms over seven weekends in December 2006 and January 2007. However, due to an increase in water usage fees in July 2006, the water usage revenues for the three months ended February 28, 2007 are only 17% lower than the same period in 2006.

Water deliveries for the six months ended February 28, 2007 dropped 29% over the comparable period in 2006. This was also due to the increased precipitation in fiscal 2007 over fiscal 2006. Due to increased water usage fees in July 2006, the water usage revenues for the six months ended February 28, 2007 decreased 13% over the comparable period in 2006.

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

Gross margin for water operations for the three months ended February 28, 2007 were lower due in part to the 45% decrease in usage revenues without a corresponding decrease in energy costs due to the need to continue pumping water even though consumption was down. Gross margin for wastewater operations for the three months ended February 28, 2007 was comparable to the three months ended February 28, 2006.

Gross margin for water operations for the six months ended February 28, 2007 was lower than the gross margin for water operations for the six months ended February 28, 2006 due to the reasons noted for the decrease in water operations gross margin for the three months ended February 28, 2007 above. Gross margin for wastewater operations for the six months ended February 28, 2007 was impacted by certain testing and compliance costs not incurred in the comparable period in 2006.

During the three and six months ended February 28, 2006, we reclassified certain energy bills from delivery operating costs to wastewater treatment operating costs to more accurately reflect the costs of treating wastewater.

General and Administrative and Other Expenses

General and administrative (“G&A”) expenses for the three and six months ended February 28, 2007 and 2006 were impacted by the adoption of SFAS No. 123 (revised 2004) Share Based Payment (“SFAS 123(R)”), as follows:

	Three months ended February 28,			Six months ended February 28,
	2007	2006	Increase	2007	2006	Increase
G&A expenses as reported	$685,100	$387,800	$297,300	$1,128,700	$676,300	$452,400
SFAS 123(R) expenses	(78,200)	(51,000)	(27,200)	(156,500)	(102,000)	(54,500)
G&A expenses less SFAS 123(R) expenses	$606,900	$336,800	$270,100	$972,200	$574,300	$397,900

Without the effects of stock-based compensation expenses, the increase in G&A expenses for the periods presented is mainly attributable to the following:

•                  During the three and six months ended February 28, 2007 we expensed approximately $45,100 and $120,100 related to water assessment charges payable to the FLCC, respectively. This represents our share (based on the number of FLCC shares we own) of FLCC’s annual operating and maintenance expenditures. These charges were not incurred during our fiscal 2006 because we acquired the Arkansas Water Rights in the fourth quarter of our fiscal 2006.

•                  Franchise taxes increased significantly due to the increase in our total assets as a result of the Arkansas River water acquisition. This accounted for approximately $42,000 of the increase for the six months ended February 28, 2007 and is expected to result in an increase of approximately $84,000 for fiscal 2007.

•                  Professional fees accounted for approximately $149,700 of the increase for the six months ended February 28, 2007, which is related mainly to the Arkansas River water acquisition, and services performed in connection with the Company’s consultations with the Commission as described in Note 1 to the Company’s Form 10-K/A.

Depreciation and depletion charges for the three months ended February 28, 2007 were approximately $91,700, compared with approximately $3,200 for the same period in 2006. This is mainly a result of depreciation charges associated with the water delivery fixtures acquired from HP A&M on August 31, 2006 (depreciation began on September 1, 2006) and depreciation of capitalized legal costs associated with the HP A&M asset acquisition. In addition, in late fiscal 2006 we began depreciating the costs incurred to extend the water system to the Arapahoe County Fairgrounds.

Depreciation charges for the six months ended February 28, 2007 were approximately $182,200, compared with approximately $6,100 for the same period in 2006. This is mainly a result of depreciation charges associated with the water delivery fixtures acquired from HP A&M on August 31, 2006 (depreciation began on September 1, 2006) and depreciation of capitalized legal costs associated with the HP A&M asset acquisition. In addition, in late fiscal 2006 we began depreciating the costs incurred to extend the water system to the Arapahoe County Fairgrounds.

Interest income totaled approximately $40,600 and $49,600 for the three months ended February 28, 2007 and 2006, respectively. Interest income totaled approximately $85,200 and $98,400 for the six months ended February 28, 2007 and 2006, respectively. This represents interest earned on the temporary investment of capital in available-for-sale securities, interest accrued on the note receivable from the District and interest accrued on the construction proceeds receivable from Arapahoe County. The decreases for the periods presented are due to fewer funds being invested and earning interest as a result of the Arapahoe County construction project in fiscal 2006.

Imputed interest expense related to the Tap Participation Fees payable to HP A&M totaled approximately $1.1 million and $2.3 million for the three and six months ended February 28, 2007, respectively. This represents the expensed portion of the difference between the relative fair value of the liability and the net present value of the liability recognized under the effective interest method.

Interest expense — related parties was $0 and approximately $1,800 for the three months ended February 28, 2007 and 2006, respectively. Interest expense — related parties was $0 and approximately $7,100 for the six months ended February 28, 2007 and 2006, respectively. This decrease is due to the repayment of all interest bearing debt as of August 31, 2006.

Interest expense — non-related parties was $0 and approximately $4,600 for the three months ended February 28, 2007 and 2006, respectively. Interest expense — non-related parties was $0 and approximately $8,800 for the six months ended February 28, 2007 and 2006, respectively. This decrease is due to the extinguishment of all interest bearing debt as of August 31, 2006.

In addition to the items described above, our net losses for the three and six months ended February 28, 2007 and 2006 were negatively impacted by the imputed interest associated with the Tap Participation Fees payable to HP A&M and SFAS 123(R).  Our net losses as reported and without the impact of the imputed interest and SFAS 123(R) expenses are as follows:

	Three months ended February 28,			Six months ended February 28,
	2007	2006	Increase	2007	2006	Increase
Net loss as reported	$(1,829,300)	$(306,800)	$(1,522,500)	$(3,414,500)	$(511,900)	$(2,902,600)
Interest imputed on Tap Participation Fees payable to HP A&M	1,145,700	—	1,145,700	2,286,700	—	2,286,700
SFAS 123(R) expenses	78,200	51,000	27,200	156,500	102,000	54,500
Net loss less non-cash interest and SFAS 123(R)	$(605,400)	$(255,800)	$(349,600)	$(971,300)	$(409,900)	$(561,400)
Net loss per common share as reported	$(0.10)	$(0.02)	$(0.08)	$(0.19)	$(0.04)	$(0.15)
Interest imputed on Tap Participation Fees payable to HP A&M	0.06	—	0.06	0.12	—	0.12
SFAS 123(R) expenses	0.01	—	0.01	0.01	—	0.01
Net loss per common share less non-cash interest and SFAS 123(R)	$(0.03)	$(0.02)	$(0.01)	$(0.06)	$(0.04)	$(0.02)
Weighted avererage common shares outstanding	18,368,807	14,638,499		18,361,083	14,504,143

Liquidity and Capital Resources

Our working capital, defined as current assets less current liabilities, at February 28, 2007 was approximately $1.8 million, and we had cash and cash equivalents and marketable securities on hand totaling approximately $1.8 million at February 28, 2007. We believe that at February 28, 2007, we have sufficient working capital to fund our operations for the next year. However, there can be no assurance that we will be successful in marketing the water from our primary water projects in the near term. In the event increased revenues and cash flows from providing water and wastewater services are not achieved, we may incur additional short or long-term debt or seek to sell additional equity securities to generate working capital to support our operations.

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

On August 31, 2006, we finalized the Arkansas River Agreement whereby we purchased approximately 60,000 acre-feet of Arkansas River water, real property and certain other related assets. Pursuant to the Arkansas River Agreement we agreed to pay HP A&M 10% of our tap fees received on the sale of the next 40,000 water taps. As of February 28, 2007, we have estimated the value of the Tap Participation Fees payable to HP A&M at approximately $47.1 million based on a discounted cash flow valuation analysis. The actual amount to be paid could exceed our estimates. See “Note 3 — Water, Water Systems and Service Agreements” in the accompanying financial statements. Tap participation payments are not payable to HP A&M until we receive water tap fees.

During the six months ended February 28, 2007, we sold 509 shares of the Lower Arkansas Water Management Association shares (“LAWMA shares”) which were acquired from HP A&M pursuant to the Arkansas River

Agreement. These LAWMA shares were sold for approximately $849,700, which is the estimated carrying value of the LAWMA shares after the purchase price adjustment described in Note 3 to the accompanying financial statements. Pursuant to the Arkansas River Agreement, 100% of the proceeds from the sale of the LAWMA shares were required to be paid to HP A&M, which resulted in a credit to the Tap Participation Fees Payable to HP A&M. This sale is equivalent to the sale of 505 water taps, which is based on our water tap fees at the date of sale. As of February 28, 2007, the remaining taps subject to the Tap Participation Fee are 38,965.

As of February 28, 2007, we own a remaining 45 LAWMA shares valued at approximately $77,900. Because we plan to dispose of these LAWMA shares, pursuant to Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment of Long-Lived Assets, the net book value of the remaining LAWMA shares have been reflected on the balance sheet as held for sale.

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

In accordance with SAB 104, upon completion of construction of the Arapahoe County Fairgrounds facilities and the initiation of water service to the Arapahoe County Fairgrounds in July 2006, we began ratably recognizing deferred tap fee revenues as income. The tap fees received from the County are being recognized in income over the estimated useful life of the constructed assets, or 30 years. For the three and six months ended February 28, 2007, we recognized water tap revenues of approximately $3,600 and $7,100, respectively. We started recognizing deferred Special Facilities’ funding as revenues per SAB 104 in late fiscal 2006, which will also be recognized over the useful life of the constructed assets. For the three and six months ended February 28, 2007, we recognized special facility funding revenues of approximately $10,400 and $20,800, respectively.

At February 28, 2007, we had outstanding debt to one related party totaling approximately $26,500, all other interest bearing notes were repaid or extinguished during fiscal 2006 as further described in the Company’s 2006 Annual Report on Form 10-K/A. The remaining note payable is due in October 2007 and does not accrue interest.

Operating Activities

Operating activities include revenues we receive from the sale of water and wastewater services to our customers, costs incurred in the delivery of those services, general and administrative expenses, and depletion/depreciation expenses.

Cash used in operating activities was approximately $1.1 million and $282,400 for the six months ended February 28, 2007 and 2006, respectively. Cash used in operations increased for the six months ended February 28, 2007, over the comparable period in 2006 due to the water assessment payments to the FLCC, increased professional fees being paid related to the Arkansas River Water Agreement and paying down of trade payables.

As a result of the Arkansas River Agreement signed on August 31, 2006, during the six months ended February 28, 2007, we imputed approximately $2.3 million of interest on the Tap Participation Fees Payable to HP A&M. During the six months ended February 28, 2007 and 2006, we accrued interest on the note receivable from the District of approximately $11,700 and $10,000, respectively. The increase is caused by increases in interest rates. We also accrued approximately $12,800 of interest on the construction proceeds receivable during the six months ended February 28, 2007. We incurred approximately $182,000 of depreciation and depletion charges during the six months ended February 28, 2007. We will continue to provide domestic water and wastewater service to customers in our service area and we will continue to operate and maintain our water and wastewater systems with our own employees.

Investing Activities

We continue to invest in the acquisition, development and maintenance of our water systems. On August 31, 2006 we acquired the Arkansas River water, represented by the shares in the FLCC and certain other real and personal property, in exchange for equity and a Tap Participation Fee payable when we sell water taps. We expended an additional $35,800 related to legal and engineering costs associated with this acquisition during the six months ended February 28, 2007, which have been capitalized as part of the costs of the Acquired Assets.

On October 31, 2003 we entered into the Denver Groundwater Purchase Agreement (the “DGPA”) with the developer of Sky Ranch. The DGPA provides us the right to purchase a total of 223 acre-feet of adjudicated decreed water rights owned by the developer for five payments of $50,000 each, totaling $250,000. Under the DGPA, we can acquire 44.6 acre-feet of water per year (or 20% of the total 223 acre-feet) for $50,000. On March 26, 2004 and May 26, 2005, we exercised our rights and purchased a total of 89.2 acre-feet of Denver aquifer groundwater for payments totaling $100,000. During the first quarter of fiscal 2007, we made the next $50,000 payment pursuant to the DGPA. As of the date of this filing, we are continuing to work with the developer on finalizing this 20% acquisition. Since we have not received the water rights deed as of February 28, 2007, we have not recorded this years acquisition of groundwater per the DGPA as an investment in water, instead it is reflected as a pre-paid asset in the accompanying financial statements. We anticipate purchasing the remaining 40% of the Sky Ranch groundwater pursuant to the DGPA, by exercising our rights this year and next year, which will require payments totaling $100,000.

We also continue to invest in legal and engineering fees associated with certain water rights, and we continue to invest in the right-of-way permit fees to the Department of Interior Bureau of Land Management and legal and engineering costs for our Paradise Water Supply.

Cash provided (used) by investing activities for the six months ended February 28, 2007 and 2006, was approximately $1.6 million and ($1.5) million, respectively. The majority of the cash provided by investing activities in 2007 was from the sale of the LAWMA shares described above and the sale or maturity of marketable securities. The majority of the cash used by financing activities in 2006 was from the investment of funds in marketable securities and cash expended on construction activity related to the Arapahoe County Fairgrounds water system.

Financing Activities

Cash (used) provided by financing during the six months ended February 28, 2007 and 2006 was approximately ($851,400) and $529,500, respectively. The current period is comprised mainly of Tap Participation Fee payments to HP A&M as a result of the LAWMA shares that were sold during the six months ended February 28, 2007. During the six months ended February 28, 2006 we received $900,000 related to the exercise of stock options which was offset by payments of $174,000 made to the CAA holders and $195,000 of debt payments.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist entirely of the CAA, which is more fully described in our 2006 Annual Report on Form 10-K/A, and in the Critical Accounting Policies section below.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of SFAS No. 159 on our financial statements and expect to complete this evaluation in fiscal 2007.

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

Impairment of Water Assets and Other Long-Lived Assets

In accordance with FASB Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review our long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows we expect to be generated by the eventual use of the asset (the fair value). If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. We believe there were no impairments in the carrying amounts of our investments in water and water systems at February 28, 2007.

Every six years the Paradise Water Supply is subject to a Finding of Reasonable Diligence review by the water court and the State Engineer to determine if we are diligently pursuing the development of the water rights. During fiscal 2005, the water court began this review. In fiscal 2006 we received objections from two parties to our Paradise Water rights. The objectors have expressed concerns that we have not diligently pursued the development of the Paradise water rights and they are seeking additional assurances that we intend to develop this water in the future. We continue to work with the objectors on specific milestones for development of this water in the future in exchange for the withdrawal of the opposition to the diligence review. At this time, we can make no assurances that we will be able to reach a reasonable agreement with the objectors or that the objections will be removed. If we do not receive a finding of due diligence from the water court, we would lose the water rights, be required to impair the Paradise Water Supply and record an impairment charge of approximately $5.5 million against earnings. We intend to continue to vigorously defend our Paradise water rights and look for efficient ways to use this water including agricultural and municipal uses along the western slope of Colorado. Pursuant to agreements entered into prior to our acquisition of the Paradise Water Supply, we are required to find uses for this water along the western slope of Colorado.

Consistent with SFAS 144, we compare the carrying amount of the Paradise Water Supply to the sum of the undiscounted cash flows from the expected eventual use of the asset. Assessment of the recoverability of the carrying value of the Paradise Water Supply assumes revenues from water tap sales and monthly metered water usage fees offset by wholesale development costs, which are based on engineering estimates, over a 35 year development horizon. Based on the latest annual assessment (last test performed as of August 31, 2006), because the fair value exceeds the carrying value of the Paradise water supply, no impairment was found to exist.

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

As of February 28, 2007, the remaining Participating Interests liability reflected on our balance sheet totaled approximately $6.5 million, and the contingent liability not reflected on our balance sheet totaled approximately $12.2 million. For more information see “Note 5  — Participating Interests in Export Water” to the accompanying financial statements.

Tap Participation Fees

On August 31, 2006 we acquired 60,000 acre-feet of Arkansas River water along with real property and other associated rights. In exchange for this, we issued stock to HP A&M and we agreed to pay HP A&M 10% of our tap fees on the sale of the next 40,000 water taps (the “Tap Participation Fees”). As of February 28, 2007, 38,965 water taps remain subject to the Tap Participation Fees. Tap Participation Fee payments made pursuant to the Arkansas

River Agreement are detailed in Note 3 to the accompanying financial statements. As of February 28, 2007, the Tap Participation Fees liability is approximately $47.1 million. The Tap Participation Fees were valued based on a discounted cash flow model using highly subjective assumptions and estimates. We will assess the value of the liability whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value (valued as of August 31, 2006) is being imputed as interest expense over an estimated development period, beginning September 1, 2006. The Tap Participation Fees are payable when we sell water taps and receive the funds from said water tap sales.

Obligations Payable by HP A&M

Certain of the properties we acquired pursuant to the Arkansas River Agreement are subject to outstanding promissory notes with principal and accrued interest totaling approximately $14.2 million at February 28, 2007. These notes are secured by deeds of trust on the Properties. We did not assume any of these promissory notes and are not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, at our sole discretion we may make payments pursuant to the notes and cure the defaults. If we do not cure defaults on the notes, we will lose the Properties securing the defaulted notes. If HP A&M defaults on the promissory notes, we can foreclose on a defined amount of Pure Cycle stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Although the likelihood of HP A&M defaulting on the notes is deemed remote, we will continue to monitor the status of the notes for any indications of default and changes in the status of the Primary Beneficiary of HP A&M pursuant to FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities (as amended). No indications of default existed as of February 28, 2007.

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

Interest Rates. The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term investments, consisting primarily of United States Treasury Obligations and other investment grade debt securities. As of February 28, 2007, the fair value of our investments was approximately $1.7 million with maturity dates through December 2007. A hypothetical 50 basis point change in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

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

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedure

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. We necessarily apply judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives. Our President and Chief Financial Officer reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As described in Item 9A of our 2006 Annual Report on Form 10-K/A (the “2006 Form 10-K/A”), as of August 31, 2006 we determined that our internal controls over the process for the identification and implementation of the proper accounting for certain transactions was inadequate and resulted in material audit adjustments. As a consequence, our management reported to our audit committee the identification of a “material weakness” (under the standards established by the Public Company Accounting Oversight Board) in our internal controls.  In connection with the preparation of the Form 10-Q for the period ended February 28, 2007, management conducted an evaluation of disclosure controls and procedures. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of February 28, 2007 due to the material weaknesses described in our management report on internal control over financial reporting included in the 2006 Form 10-K/A. To date, the material weaknesses identified in the 2006 Form 10-K/A have not been fully remediated. Since the material weaknesses described below have not been fully remediated, management continues to conclude that our disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.

Changes in Internal Control Over Financial Reporting and Management’s Remediation Initiatives

As noted above, during management’s assessment of the effectiveness of our internal controls over financial reporting as reported in our 2006 Form 10-K/A, we identified certain material weaknesses. In an effort to improve our internal controls over financial reporting, we will engage a third party accounting firm to assist us in evaluating complex accounting issues which may arise as a result of transactions we may enter into and otherwise on an as needed basis. No consultations were made with the third party accounting firm during the three months ended February 28, 2007.

Due to an unknown communication error, we inadvertently filed our Form 10-Q for the three and nine months ended May 31, 2006, approximately 30 minutes late. As a result, we have implemented new controls to ensure all future filings are made on a timely basis.

Part II

Item 4.                    Submission of Matters to a Vote of Security Holders

We held our Annual Stockholders’ meeting on January 16, 2007, at which, the following matters were voted upon and adopted by stockholders:

	Voted
	For	Against	Abstain
1. Election of Directors
Mark W. Harding	12,433,612	173,149	—
Harrison H. Augur	12,429,016	177,745	—
Mark D. Campbell	12,555,272	51,489	—
Richard L. Guido	12,429,104	177,657	—
Peter C. Howell	12,433,467	173,294	—
George M. Middlemas	12,078,711	528,050	—

2. Ratification of the appointment of GHPHorwath P.C. as independent auditors for fiscal 2007.	12,599,309	1,866	5,566

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