Form 10-Q
period 2007-05-31
PURE CYCLE CORP
filed 2007-07-10
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company filer (as defined in rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 9, 2007:

Common stock, 1/3 of $.01 par value	18,651,177
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

PURE CYCLE CORPORATION
BALANCE SHEETS

	May 31,	August 31,
	2007	2006
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$31,693	$374,069
Marketable securities	1,197,540	2,529,406
Trade accounts receivable	45,322	65,420
Interest receivable	15,918	36,880
Prepaid expenses and other current assets	236,204	50,825
Current portion of construction proceeds receivable	64,783	64,783
Total current assets	1,591,460	3,121,383

Investments in water and water systems, net	103,330,605	104,455,868

Construction proceeds receivable, less current portion	780,615	800,172
Note receivable – Rangeview Metropolitan District, including accrued interest	469,810	452,230
Investment in Well Enhancement and Recovery Systems, LLC	10,000	—
Assets held for sale	77,940	—
Property and equipment, net	3,640	4,287
Total assets	$106,264,070	$108,833,940

LIABILITIES:
Current liabilities:
Accounts payable	$15,875	$34,650
Accrued liabilities	84,987	289,596
Deferred revenues	55,800	55,800
Current portion of long-term debt – related parties	26,542	—
Total current liabilities	183,204	380,046

Long-term debt – related parties	—	26,542
Deferred revenues, less current portion	1,571,661	1,613,515
Participating Interests in Export Water Supply	6,513,119	6,514,116
Tap Participation Fees payable to HP A&M, including imputed interest of $3,463,542 and $0	48,248,800	45,635,000
Total liabilities	56,516,784	54,169,219

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock:
Par value $.001 per share, 25 million shares authorized; Series B – 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433

Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 18,651,177 and 18,348,834 shares outstanding	62,917	61,602
Additional paid-in capital	81,542,905	80,609,875
Treasury stock, at cost, 222,611 and 130,279 shares of common stock	(1,719,952)	(1,009,534)
Accumulated comprehensive income (loss)	5,404	(10,654)
Accumulated deficit	(30,144,421)	(24,987,001)
Total stockholders’ equity	49,747,286	54,664,721
Total liabilities and stockholders’ equity	$106,264,070	$108,833,940

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended May 31,
	2007	2006

Revenues:
Metered water usage	$33,731	$42,846
Wastewater treatment fees	14,752	14,752
Special facility funding	10,377	—
Water tap fees	3,574	—
Sky Ranch options	—	10,058
Total revenues	62,434	67,656

Expenses:
Cost of revenues:
Water delivery costs	(12,855)	(8,875)
Wastewater treatment costs	(5,688)	(3,795)
Depletion and depreciation	(21,955)	(232)
Total cost of revenues	(40,498)	(12,902)
Gross margin	21,936	54,754

General and administrative expenses	(521,742)	(299,504)
Depreciation	(69,939)	(3,097)
Operating loss	(569,745)	(247,847)

Other income (expense):
Interest income	34,841	51,020
Gain on sale of land	—	—
Loss on sale of marketable securities	(1,211)	—
Share of losses of Well Enhancement and Recovery Systems, LLC	(30,000)	—
Imputed interest expense related to the Tap Participation Fees payable to HP A&M	(1,176,800)	—
Interest expense - related parties	—	—
Interest expense	—	(5,023)

Net loss	$(1,742,915)	$(201,850)

Net loss per common share – basic and diluted	$(.09)	$(.01)

Weighted average common shares outstanding – basic and diluted	18,476,230	14,863,766

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended May 31,
	2007	2006

Revenues:
Metered water usage	$91,995	$109,567
Wastewater treatment fees	44,256	44,256
Special facility funding	31,131	—
Water tap fees	10,722	—
Sky Ranch options	—	34,358
Total revenues	178,104	188,181

Expenses:
Cost of revenues:
Water delivery costs	(38,381)	(32,132)
Wastewater treatment costs	(17,067)	(13,033)
Depletion and depreciation	(65,662)	(583)
Total cost of revenues	(121,110)	(45,753)
Gross margin	56,994	142,428

General and administrative expenses	(1,650,395)	(975,760)
Depreciation	(208,384)	(8,857)
Operating loss	(1,801,785)	(842,189)

Other income (expense):
Interest income	120,051	149,425
Gain on sale of land	17,927	—
Loss on sale of marketable securities	(71)	—
Share of losses of Well Enhancement and Recovery Systems, LLC	(30,000)	—
Imputed interest expense related to the Tap Participation Fees payable to HP A&M	(3,463,542)	—
Interest expense - related parties	—	(7,120)
Interest expense	—	(13,846)

Net loss	$(5,157,420)	$(713,730)

Net loss per common share – basic and diluted	$(.28)	$(.05)

Weighted average common shares outstanding – basic and diluted	18,399,887	14,625,298

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended May 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(5,157,420)	$(713,730)
Adjustments to reconcile net loss to net cash used by operating activities:
Imputed interest on Tap Participation Fees payable to HP A&M	3,463,542	—
Stock-based compensation expense included with general and administrative expenses	223,927	155,271
Depreciation, depletion and other non-cash items	275,681	9,440
Share of losses of Well Enhancement and Recovery Systems, LLC	30,000	—
Loss on sale of marketable securities	71	—
Interest expensed on long-term debt – related parties	—	7,120
Interest expensed on long-term debt	—	13,846
Interest added to construction proceeds receivable	(37,773)	—
Interest added to note receivable – Rangeview Metropolitan District	(17,580)	(15,631)
Gain on sale of land	(17,927)	—
Changes in operating assets and liabilities:
Export water proceeds to be remitted to escrow agent	—	174,890
Trade accounts receivable	20,098	(18,391)
Construction proceeds receivable	57,330	—
Interest receivable and prepaid expenses	(164,417)	(1,994)
Accounts payable and accrued liabilities	(223,384)	(23,315)
Deferred revenues	(41,854)	(34,358)
Net cash used by operating activities	(1,589,706)	(446,852)

Cash flows from investing activities:
Sale of LAWMA Shares	849,742	—
Sales and maturities of marketable securities	1,547,255	4,321,226
Sale of property and equipment	19,250	—
Purchase of property and equipment	(1,596)	(2,781)
Investment in Well Enhancement and Recovery Systems, LLC	(40,000)	—
Capitalized acquisition costs	(37,600)	(20,689)
Investments in water and water systems	(37,945)	(2,101,505)
Purchase of marketable securities	(199,402)	(3,885,238)
Net cash provided (used) by investing activities	2,099,704	(1,688,987)

Cash flows from financing activities:
Tap Participation Fee payments made to HP A&M	(849,742)	—
Payments to Participating Interests in Export Water Supply holders	(2,632)	(174,890)
Payments on related party debt	—	(195,573)
Proceeds from the sale of common stock	—	900,000
Net cash (used) provided by financing activities	(852,374)	529,537

Net change in cash and cash equivalents	(342,376)	(1,606,302)
Cash and cash equivalents – beginning of period	374,069	1,973,882
Cash and cash equivalents – end of period	$31,693	$367,580

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - ACCOUNTING POLICIES

The balance sheet as of May 31, 2007, the statements of operations for the three and nine months ended May 31, 2007 and 2006, respectively, and the statements of cash flows for the nine months ended May 31, 2007 and 2006 have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at May 31, 2007 and for all periods presented have been appropriately made.

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

Royalty and other obligations. Revenues from the sale of Export Water are shown net of royalties payable to the State of Colorado Board of Land Commissioners (the “Land Board”). Revenues from the sale of water on the Lowry Range Property are shown net of the royalties to the Land Board and the fees retained by the Rangeview Metropolitan District (the “District”).

Depletion and depreciation of water assets. Water supplies that are being utilized are depleted on the basis of units produced divided by the total volume of water adjudicated in the water decrees. Water systems are depreciated on a straight line basis over their estimated useful lives.

Recently Issued Accounting Pronouncements. In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 31, 2006 (September 1, 2007 for the Company). The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, (“FAS 157”), which establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years, and the interim periods within those fiscal years, beginning after November 15, 2007 (September 1, 2008 for the Company). The Company is currently evaluating the impact of this standard on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (September 1, 2008 for the Company). The Company is currently reviewing the impact of SFAS No. 159 on its financial statements.

Reclassifications. Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.

NOTE 2 – MARKETABLE SECURITIES

Marketable Securities. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations each reporting period. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company had no investments classified as held-to-maturity at May 31, 2007 or August 31, 2006.

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

The following is a summary of marketable securities at May 31, 2007:

	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Commercial paper	$106,000	$—	$—	$106,000
U.S. government debt securities:
With unrealized gains:	792,257	6,017	—	798,274
With unrealized losses held more than 12 months	199,788	—	(328)	199,460
U.S. corporate debt securities with unrealized losses held more than 12 months	200,091	—	(285)	199,806
Total investments	1,298,136	6,017	(613)	1,303,540
Less cash equivalents	106,000	—	—	106,000
Total marketable securities	$1,192,136	$6,017	$(613)	$1,197,540

The two investments that are in a net loss position for greater than twelve months are not deemed to be other than temporary losses based on the nature of the bond markets, the significant fluctuations that have occurred in the markets over the past several years and the limited realized losses the Company has experienced. The Company actively monitors the performance of its investments and adopted a new investment policy in fiscal 2005 to more closely align its investment portfolio with its expected capital requirements.

The Company’s marketable securities mature at various dates through December 2007. However, these securities represent the temporary investment of capital and it is not management’s intent to hold these securities until maturity.

NOTE 3 – INVESTMENTS IN WATER AND WATER SYSTEMS

The Company’s investments in water and water systems consist of the following at May 31, 2007 and August 31, 2006:

	May 31, 2007		August 31, 2006
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion

Arkansas River Valley water supply and related assets	$81,234,547	$(198,807)	$82,125,952	$—
Rangeview water supply	13,942,283	(4,138)	13,924,448	(3,768)
Rangeview water system	167,720	(35,739)	167,720	(28,862)
Paradise water supply	5,525,017	—	5,520,836	—
Arapahoe County Fairgrounds water and water system	2,669,924	(72,517)	2,653,995	(7,225)
Sky Ranch water supply	100,000	—	100,000	—
Water supply – other	3,022	(707)	3,022	(250)
Totals	$103,642,513	$(311,908)	$104,495,973	$(40,105)

Net investments in water and water systems	$103,330,605		$104,455,868

Arkansas River Valley water supply and related assets. As more fully described in Note 3 to the Company’s 2006 Annual Report on Form 10-K/A, the Company owns the following Arkansas River Valley assets, which were acquired when the Company entered into the Asset Purchase Agreement (the “Arkansas River Agreement”) with High Plains A&M LLC (“HP A&M”) in fiscal 2006:

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

The Company and HP A&M consummated the Arkansas River Agreement on August 31, 2006. As consideration for the Acquired Assets, on August 31, 2006, the Company issued HP A&M 3.0 million shares of Pure Cycle common stock. Pursuant to Emerging Issues Task Force Issue No. 99-12 Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination the common stock issued to HP A&M was valued at approximately $36.2 million. The Company also granted HP A&M the right to receive ten percent (10%) of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 40,000 water taps (the “Tap Participation Fee”). As of the closing date, the Tap Participation Fee was valued at approximately $45.6 million. The Tap Participation Fee is described in greater detail below.

As more specifically described in Note 3 to the Company’s 2006 Annual Report on Form 10-K/A, the $81.8 million of consideration paid to HP A&M at August 31, 2006 (comprised of the equity and Tap Participation Fee) was allocated to the Acquired Assets based on estimates of each asset’s, or group of assets’, respective fair value. Because the estimated value of the consideration paid (totaling $81.8 million) was less than the total fair value of the Acquired Assets of $102.3 million, the values assigned to each of the Acquired Assets was based on the individual assets pro-rata share of the total fair value of all the Acquired Assets. The relative fair value of the Water Rights of $97.5 million, was determined by an independent third party appraisal. The relative fair value of the remaining assets of approximately $4.8 million was determined by internal studies.

The Acquired Assets are being depleted or depreciated consistent with the Company’s depletion and depreciation policies.

In order to utilize the Arkansas River water in the Company’s service areas, the Company will be required to convert this water to municipal and industrial uses. Change of water use must be done through the Colorado water courts and several conditions must be satisfied prior to the water court’s granting an application for transfer of a water right. A transfer case would be expected to require the Company to meet the following conditions and restrictions: (i) satisfaction of an anti-speculation requirement pursuant to which the applicant must have contractual obligations to provide water service to customers prior to the water court’s ruling on the transfer of a water right, (ii) a limitation that the applicant may only transfer the “consumptive use” portion of its water rights (the Company expects to face opposition to any consumptive use calculation of the historic agricultural uses of its water), (iii) a likely requirement that the applicant mitigate the loss of tax base in the basin of origin, (iv) likely re-vegetation requirements to restore irrigated soils to non-irrigated, and (v) a requirement to evaluate water quality measures pursuant to transferring the water rights. The Company will likely need to construct a pipeline, which would be approximately 150 miles long and cost in excess of $400 million, in order to transport the Arkansas River water to its potential customers along the Front Range. The cost for this pipeline is expected to be funded through tap sales utilizing the Company’s existing Denver based assets, but there can be no assurances that the Company will be able to generate the funds necessary to complete this pipeline without additional debt or equity offerings.

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

The 40,000 water tap figure specified in the Arkansas River Agreement was reduced to 39,470 at the August 31, 2006 closing date because HP A&M sold certain assets and properties not related to the FLCC shares which were subject to the Arkansas River Agreement and were available for credits against the Tap Participation Fee. The Company did not sell any water taps during the three or nine months ended May 31, 2007. However, we did sell additional assets unrelated to the FLCC shares. See sale of Lower Arkansas Water Management Association shares (“LAWMA shares”) below, which were credited towards the Tap Participation Fee.

The $48.2 million estimated fair value of the Tap Participation Fee at May 31, 2007 (which includes imputed interest of approximately $3.5 million) was determined using a discounted cash flow analysis of the projected future payments to HP A&M. The Company determined this value by estimating new home development in the Company’s service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver, Colorado metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver, Colorado metropolitan area. This development pattern was then applied to future water tap fees that were calculated using historical water tap fees. The realizable value of the Tap Participation Fee payable to HP A&M were discounted to August 31, 2006, using a rate that approximates the prevailing rate we believe would be available to similar companies in our industry. Actual development may differ substantially from the estimated new home development in our service area, which may have a material effect on the estimated fair value of the Tap Participation Fee payable to HP A&M and such differences may have a material impact on our financial statements. The valuation of the Tap Participation Fee payable to HP A&M is a significant estimate based on available historic market information and estimated future market information. Many factors are necessary to estimate future market conditions, including but not limited to, supply and demand for new homes, population growth along the Front Range, cash flows, tap fee increases at our rate-based districts, and other market forces beyond the Company’s control.

The Company imputes interest expense on the unpaid Tap Participation Fee using an effective interest method over the estimated development period utilized in the valuation of the liability. During the three and nine months ended May 31, 2007, the Company imputed interest of approximately $1.2 million and $3.5 million related to the Tap Participation Fee, respectively. This increased the net loss per share by $.06 and $.19 for the three and nine months ended May 31, 2007, respectively.

Purchase Price Adjustment

During the second quarter of fiscal 2007, the Company completed its evaluation of the fair value of the LAWMA shares acquired from HP A&M on August 31, 2006. At August 31, 2006, the Company did not allocate any of the consideration issued to HP A&M to the LAWMA shares because the number of LAWMA shares acquired and the value of those shares was unknown at the date of the asset acquisition. Based on information obtained during the the second quarter the Company adjusted its allocation to reflect the acquisition of 554 LAWMA shares. The LAWMA shares were determined to have a value of approximately $927,700, which was based on the amount realized from the sale of 509 LAWMA shares as described below.

Because the Company intended to sell the LAWMA shares, the LAWMA shares should have been reflected as assets held for sale as of the acquisition date, if the Company would have been able to determine the fair value of the LAWMA shares at the date of acquisition. Based on this the Company re-allocated the purchase price, as of the date the value of the LAWMA shares became known, to the Acquired Assets. In the adjustment process, the LAWMA shares (which are assets held for sale) have been allocated their full net realizable value, approximately $927,700, and the remaining value of the consideration has been re-allocated to the remaining Acquired Assets based on each individual asset’s relative fair value. The effect of this is a reduction of the Acquired Assets, which are held for use of $927,700.

Sale of LAWMA Shares

During the nine months ended May 31, 2007, the Company sold 509 LAMWA shares for approximately $849,700. Pursuant to the Arkansas River Agreement, 100% of the proceeds from the sale of the LAWMA shares are required to be paid to HP A&M as Tap Participation fees. This results in a credit to the Tap Participation Fee Payable to HP A&M equivalent to the sale of 505 water taps, which is based on the water tap fees charged by the Company at the date of sale. As of May 31, 2007, the remaining taps subject to the Tap Participation Fee are 38,965. Because the LAWMA shares were sold at their allocated fair value, the Company did not recognize any gain or loss on the transaction.

As of May 31, 2007, the Company owns 45 remaining LAWMA shares valued at approximately $77,900, which are valued based on the sales value of the 509 LAWMA shares sold. Because the Company plans to dispose of these LAWMA shares, pursuant to Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment of Long-Lived Assets, the net book value of the remaining LAWMA shares have been reflected on the balance sheet as held for sale. The LAWMA shares are not currently being depleted. Management continues to evaluate offers and believes that the estimated selling price less estimated cost to sell equals or exceeds the net book value of the LAWMA shares remaining and therefore there is no impairment loss.

HP A&M Promissory Notes

Certain of the properties the Company acquired are subject to outstanding promissory notes with principal and accrued interest totaling approximately $14.3 million at May 31, 2007. These notes are secured by deeds of trust on the Properties. The Company did not assume any of these promissory notes and is not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, at the Company’s sole discretion, the Company may make payments pursuant to any or all of the notes and cure any or all of the defaults. If the Company does not cure the defaults, it will lose the properties securing the defaulted notes. If HP A&M defaults on the promissory notes, the Company can foreclose on a defined amount of stock issued to HP A&M and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Because HP A&M would lose such a substantial amount of equity and Tap Participation Fees, and based on the financial stability of HP A&M and its owners and affiliated companies, the probability of HP A&M defaulting on the notes is deemed remote.

Because the outstanding notes are collateralized by certain of the Company’s real property and water rights, HP A&M is deemed to be a Variable Interest Entity (“VIE”) as defined by FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities (as amended). However, because the Company will not absorb any of HP A&M’s expected losses or receive a majority of HP A&M’s expected gains, the Company is not deemed the “Primary Beneficiary” of HP A&M and therefore is not required to consolidate HP A&M. HP A&M became a VIE to the Company on August 31, 2006 when the Company acquired Arkansas River water rights and related properties subject to the outstanding promissory notes. HP A&M is a holding company that acquires water rights and related properties for investment and sale purposes. If HP A&M were to default on the notes, the Company would lose approximately 60 of the 80 Properties it acquired and the water rights associated with those Properties, unless the Company cured the notes in default.

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

NOTE 4 – INVESTMENT IN WELL ENHANCEMENT AND RECOVERY SYSTEMS, LLC

Effective January 30, 2007, the Company entered into an Operating Agreement with Mr. R. Clark (who is deemed the indirect beneficial owner of 8.7% of the Company’s common stock by means of his role as manager of TPC Ventures, LLC) and Hydro Resources, Inc. (collectively the Company, R Clark and Hydro Resources, Inc. are referred to as the “LLC Owners”) to form Well Enhancement and Recovery Systems, LLC (“Well Enhancement LLC”). Well Enhancement LLC was established to develop a new deep water well enhancement tool which the LLC Owners believe will increase the efficiency of deep water wells in the Denver metropolitan area. Each of the LLC Owners holds a 1/3 interest in Well Enhancement LLC. The president of the Company will act as the manager of Well Enhancement LLC.

The Company accounts for its investment in Well Enhancement LLC under the equity method pursuant to Accounting Principles Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock (as amended) and Emerging Issues Task Force Issue No. 03-16 Accounting for Investments in Limited Liability Companies. As of May 31, 2007, the Company’s Investment in Well Enhancement and Recovery Systems, LLC account on its balance sheet includes $40,000 of capital contributions made to date by the Company (total initial capital contribution will be approximately $70,000 per LLC Owner) and its 1/3rd share of the $90,000 of net losses of Well Enhancement LLC through May 31, 2007. As of May 31, 2007, Well Enhancement LLC’s balance sheet consisted entirely of $30,000 of cash and its results of operations for the four months ended May 31, 2007 consisted of $90,000 of expenses related to the design of the well enhancement tool.

NOTE 5 – PARTICIPATING INTERESTS IN EXPORT WATER

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

In recent years the Company has repurchased various portions of the CAA obligations in priority. The table below summarizes the transactions impacting the CAA obligations since its signing, which are explained in greater detail in the Company’s 2006 Annual Report on Form 10-K/A:

	Export Water Proceeds Received	Initial Export Water Proceeds Retained by Pure Cycle	Total Potential Obligation	Participating Interests Liability	Contingency

Initial balances	$—	$218,500	$31,807,732	$11,090,630	$20,717,102
CAA positions acquired		12,897,334	(12,897,334)	(4,497,006)	(8,400,328)
Sky Ranch option payments	110,400	(77,280)	(33,120)	(23,754)	(9,366)
Export water sales remitted to escrow agent	542,503	(379,752)	(162,751)	(56,751)	(106,000)
Balance at May 31, 2007	$652,903	$12,658,802	$18,714,527	$6,513,119	$12,201,408

During the three months ended May 31, 2007, the Company received approximately $3,200 of proceeds from the sale of Export Water which was remitted to the escrow agent. Of this, the Company receives approximately $2,200 and third parties receive approximately $1,000. As a result of the payments received by the Company, the recorded Participating Interest liability is reduced by approximately $300 for these receipts.

During the nine months ended May 31, 2007, the Company received approximately $9,500 of proceeds from the sale of Export Water which was remitted to the escrow agent. Of this, the Company receives approximately $6,900 and third parties receive approximately $2,600. As a result of the payments received by the Company, the recorded Participating Interest liability is reduced by approximately $1,000.

The CAA obligation is non-interest bearing, and if the Export Water is not sold, the parties to the CAA have no recourse against the Company. If the Company does not sell the Export Water, the holders of the Series B Preferred Stock are also not entitled to payment of any dividend and have no contractual recourse against the Company.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

The Company maintains two stock option plans, the 2004 Incentive Plan which was approved by stockholders in April 2004, and the Equity Incentive Plan which was approved by stockholders in June 1992, (collectively the “Option Plans”) for executives, eligible employees and non-employee directors. Under the Option Plans, options to purchase shares of stock can be granted with exercise prices and vesting periods determined by the Compensation Committee of the Board and are exercisable over periods of up to ten years. The Company reserved 1.6 million and 1.2 million shares of common stock for issuance under the 2004 Incentive Plan and the Equity Incentive Plan, respectively. Of these amounts, 1,467,500 options can still be granted under the 2004 Incentive Plan. The Equity Incentive Plan expired in 2002 and no additional options can be granted under this plan.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as a period expense over the requisite service period in the statement of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized pursuant to SFAS 123(R) for the three months ended May 31, 2007 and 2006, was approximately $67,500 and $53,200, respectively. Stock-based compensation expense recognized pursuant to SFAS 123(R) for the nine months ended May 31, 2007 and 2006 was approximately $224,000 and $155,200, respectively. The Stock-based compensation expense recognized in the Company’s statements of operations for the three and nine months ended May 31, 2007 and 2006, includes the following:

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

In accordance with SFAS 123(R) stock-based compensation expense recognized in the statements of operations for the three and nine months ended May 31, 2007 and 2006 is based on awards ultimately expected to vest. The Company does not expect any forfeitures of its prior option grants and therefore the compensation expense has not been reduced for estimated forfeitures. No options were forfeited by option holders during the nine months ended May 31, 2007 or 2006. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The Company attributes the value of stock-based compensation to expense using the straight-line single option method for all options granted.

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

•                  Estimated option lives of eight years – based on historical experience with existing option holders;

•                  Estimated dividend rate of 0% – based on historical and anticipated dividends over the life of the option;

•                  Life of the option – pursuant to the 2004 Incentive Plan, all option grants have a 10 year life;

•                  Risk-free interest rates between 3.5% and 4.9% – with maturities that approximate the expected life of the options granted;

•                  Calculated stock price volatility between 93% and 116% – calculated over the expected life of the options granted, which is calculated based on the weekly closing price of the Company’s common stock over a period equal to the expected life of the option;  and

•                  Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

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

The following table summarizes the stock option activity for the Option Plans for the nine months ended May 31, 2007:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Oustanding at beginning of period	661,336	$3.08
Granted	10,000	8.00
Exercised	(394,675)	1.80
Forfeited or expired	—	—
Outstanding at May 31, 2007	276,661	$5.07	4.0	$710,000

Options exercisable at May 31, 2007:	219,161	$4.18	3.1	$757,000

The weighted-average grant date fair value of options granted during the three and nine months ended May 31, 2007 was $6.77. The total intrinsic value of options exercised during the three and nine months ended May 31, 2007 was approximately $2.1 million and $2.3 million, respectively.

The following table summarizes the activity and value of non-vested options as of and for the nine months ended May 31, 2007:

	Number of Options	Weighted- Average Grant Date Fair Value
Non-vested options oustanding at beginning of period	60,000	$8.10
Granted	10,000	8.00
Vested	(12,500)	10.59
Forfeited	—	—
Non-vested options outstanding at May 31, 2007	57,500	$7.61

The total fair value of options vested during the three and nine months ended May 31, 2007 was approximately $132,000.

At May 31, 2007, the Company has unrecognized SFAS 123(R) expenses relating to non-vested options that are expected to vest totaling approximately $290,000. The weighted-average period over which these options are expected to vest is approximately 2 years. The Company has not recorded any excess tax benefits to additional paid in capital.

During the three and nine months ended May 31, 2007, the Company issued 370,002 and 394,675 shares of common stock upon the exercise of stock options, respectively. The options were exercised at a price of $1.80 per share. The exercise price for the options exercised during the three months ended May 31, 2007 was paid for by the option holder utilizing 87,632 shares of Company common stock held by the option holder for more than six months with a market value at the date of exercise totaling approximately $666,000, which is included on the line Treasury Stock on the accompanying balance sheet. The exercise price for all the options exercised during the nine months ended May 31, 2007 was paid for by the option holder utilizing 92,332 shares of Company common stock held by the option holder for more than six months with a market value at the dates of exercise totaling approximately $710,400, which is included on the line Treasury Stock on the accompanying balance sheet.

There were no options exercised during the three months ended May 31, 2006. During the nine months ended May 31, 2006, the Company issued 641,439 shares of common stock upon the exercise of stock options. The options were exercised at a price of $1.80 per share. The exercise price for 141,439 shares acquired pursuant to the options exercised was paid for by the option holders utilizing 34,500 shares of Company common stock that were held by the option holders for more than six months with a market value at the dates of exercise totaling approximately $254,600, which is included on the line Treasury Stock on the accompanying balance sheet.

In April 2007, the Company granted four of its directors options to purchase a combined 10,000 shares of the Company’s common stock pursuant to the 2004 Incentive Plan. The options vest one year from the date of grant and expire ten years from the date of grant. The Company calculated the fair value of these options pursuant to SFAS 123(R) at approximately $67,700 using the Black-Scholes model with the following variables: weighted average exercise price of $8.00; estimated option lives of eight years; estimated dividend rate of 0%; weighted average risk-free interest rate of 4.625%; weighted average stock price volatility of 93.4%; and an estimated forfeiture rate of 0%. The $67,700 of stock-based compensation expense calculated pursuant to SFAS 123(R) will be expensed monthly over the vesting period.

Loss per Common Share. Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 276,753 and 891,952 common share equivalents as of May 31, 2007 and 2006, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

Comprehensive Loss. In addition to net loss, comprehensive loss includes the unrecognized changes in the fair value of marketable securities that are classified as available-for-sale as noted in the following table:

	Three months ended May 31,		Nine months ended May 31,
	2007	2006	2007	2006
Net loss	$(1,742,915)	$(201,850)	$(5,157,420)	$(713,730)
Unrealized gain (loss) on marketable securities	4,880	(8,618)	16,058	(24,475)
Comprehensive loss	$(1,738,035)	$(210,468)	$(5,141,362)	$(738,205)

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company leases office space from the son of its former CEO, who is also the sole manager of TPC Ventures, LLC which is a greater than 5% holder of the Company’s common stock. The Company leases the office space on a month-to-month basis for $1,000 per month.

NOTE 8 – SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

	Nine months ended May 31,
	2007	2006
Adjustment to purchase price relating to LAWMA shares acquired from HP A&M	$927,682	$—

Treasury stock accepted upon exercise of stock options with mature shares used as consideration	$710,418	$254,590
Investments in water and wastewater systems included with accounts payable	$—	$77,375
Capitalizable legal fees incurred in connection with pending Arkansas River water acquisition included with accounts payable	$—	$90,724
Gain on extinguishment of related party debt accounted for as contributed capital	$—	$363,208

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

We have a Service Agreement with the Rangeview Metropolitan District (the “District”) and the State of Colorado Board of Land Commissioners (the “Land Board”) to design, construct, operate and maintain water and wastewater systems on the Lowry Range. The Lowry Range is 24,000 acres of property located in the southeastern portion of the Denver metropolitan area in Arapahoe County. In April 2006, the Land Board received proposals from developers to develop approximately 3,500 acres of the Lowry Range. Of this, we have the exclusive right to provide water and wastewater services to approximately 1,200 acres. In December 2006, the Land Board selected Australia based Lend Lease Corporation, an international developer operating in over 40 countries worldwide to negotiate an exclusive development agreement. In June 2007, the land Board finalized their agreement with Lend Lease as their development partner on approximately 3,500 acres of the Lowry Range.

Pursuant to the water services agreements with Sky Ranch, as further described in our 2006 Annual Report on Form 10-K/A, Sky Ranch is required to make annual option payments of $50,000 and $10,400 for the right to use our Export Water at Sky Ranch. As of the date of this filing we have not received either of the option payments due in our fiscal 2006 or the $50,000 option payment due in fiscal 2007 from Sky Ranch, and therefore Sky Ranch is in default on these payments. Notwithstanding Sky Ranch being in default on its option fees related to our Export Water, our service agreement with Sky Ranch remains in effect. We have purchased a portion of the water beneath Sky Ranch under an installment sale contract, and maintain responsibility to provide water service to up to 1,500 single family units at the Sky Ranch development. Continued default by Sky Ranch on payment of option fees for our Export Water, places the Sky Ranch development at risk of not being able to use our Export Water to service development in excess of the 1,500 single family units. There is currently no development occurring at Sky Ranch and the developer of Sky Ranch is currently evaluating options for the project which include, but are not limited to, partnering with other developers or the outright sale of the property.

Results of Operations

Executive Summary

The approximate results of our operations for the three and nine months ended May 31, 2007 and 2006 are:

	Three months ended May 31,		Nine months ended May 31,
	2007	2006	2007	2006
Millions of gallons of water delivered	10.2	16.0	25.8	37.9
Water revenues	$33,700	$42,800	$92,000	$109,600
Water delivery operating costs	$12,900	$8,900	$38,400	$32,100
Gross margin %	62%	79%	58%	71%

Wastewater treatment revenues	$14,800	$14,800	$44,300	$44,300
Wastewater treatment operating costs	$5,700	$3,800	$17,100	$13,000
Gross margin %	62%	74%	61%	71%
General and administrative expenses	$521,700	$299,500	$1,650,400	$975,800

Water Usage and Wastewater Treatment Revenues

Water deliveries for the three months ended May 31, 2007 dropped 36% over the comparable period in 2006. This was mainly due to the Front Range experiencing more precipitation during the comparable period in 2006, which results in our customers using less water for irrigation purposes. However, due to an increase in water usage fees in July 2006, the water usage revenues for the three months ended May 31, 2007 decreased 21% over the same period in 2006.

Water deliveries for the nine months ended May 31, 2007 dropped 32% over the comparable period in 2006. This was also due to the increased precipitation in fiscal 2007 over fiscal 2006. The Colorado Front Range experienced seven severe winter storms over seven weekends in December 2006 and January 2007 and has experienced numerous above normal precipitation months throughout our fiscal 2007. Due to increased water usage fees in July 2006, the water usage revenues for the nine months ended May 31, 2007 decreased 16% over the comparable period in 2006.

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

Gross margin for water operations for the three months ended May 31, 2007 were lower due in part to the 36% decrease in usage without a corresponding decrease in energy costs due to the need to continue pumping water even though consumption was down. Gross margin for wastewater operations for the three months ended May 31, 2007 was down due to certain maintenance expenses incurred in fiscal 2007 which were not incurred in the three months ended May 31, 2006.

Gross margin for water operations for the nine months ended May 31, 2007 was lower than the gross margin for water operations for the nine months ended May 31, 2006 due to the reasons noted for the decrease in water operations gross margin for the three months ended May 31, 2007 above. Gross margin for wastewater operations for the nine months ended May 31, 2007 was impacted by certain testing and compliance costs not incurred in the comparable period in 2006.

During the three and nine months ended May 31, 2006, we reclassified certain energy bills from delivery operating costs to wastewater treatment operating costs to more accurately reflect the costs of treating wastewater.

General and Administrative and Other Expenses

General and administrative (“G&A”) expenses for the three and nine months ended May 31, 2007 and 2006 were impacted by the adoption of SFAS No. 123 (revised 2004) Share Based Payment (“SFAS 123(R)”), as follows:

	Three months ended May 31,			Nine months ended May 31,
	2007	2006	Increase	2007	2006	Increase
G&A expenses as reported	$(521,700)	$(299,500)	$(222,200)	$(1,650,400)	$(975,800)	$(674,600)

SFAS 123(R) expenses	67,500	53,200	14,300	224,000	155,200	68,800

G&A expenses less SFAS 123(R) expenses	$(454,200)	$(246,300)	$(207,900)	$(1,426,400)	$(820,600)	$(605,800)

Without the effects of stock-based compensation expenses, the increase in G&A expenses for the periods presented is mainly attributable to the following:

•                  During the three and nine months ended May 31, 2007 we expensed approximately $68,200 and $188,200 related to water assessment charges payable to the FLCC, respectively. This represents our share (based on the number of FLCC shares we own) of FLCC’s annual operating and maintenance expenditures. These charges were not incurred during our fiscal 2006 because we acquired the Arkansas Water Rights in the fourth quarter of our fiscal 2006.

•                  Franchise taxes increased significantly due to the increase in our total assets as a result of the Arkansas River water acquisition. This accounted for approximately $63,000 of the increase for the nine months ended May 31, 2007 and is expected to result in an increase of approximately $84,000 for fiscal 2007.

•                  Professional fees accounted for approximately $228,000 of the increase for the nine months ended May 31, 2007. Approximately $152,000 related to services performed in connection with the Company’s consultations with the Staff of the Commission as described in Note 1 to the Company’s Form 10-K/A, and approximately $35,000 related to the Arkansas River Agreement.

Depreciation and depletion charges for the three months ended May 31, 2007 were approximately $91,900, compared with approximately $3,300 for the same period in 2006. This is mainly a result of depreciation charges associated with the water delivery fixtures acquired from HP A&M on August 31, 2006 (depreciation began on September 1, 2006) and depreciation of capitalized legal costs associated with the HP A&M asset acquisition. In addition, in late fiscal 2006 we began depreciating the costs incurred to extend the water system to the Arapahoe County Fairgrounds.

Depreciation charges for the nine months ended May 31, 2007 were approximately $274,000, compared with approximately $9,400 for the same period in 2006. This is mainly a result of depreciation charges associated with the water delivery fixtures acquired from HP A&M on August 31, 2006 (depreciation began on September 1, 2006) and depreciation of capitalized legal costs associated with the HP A&M asset acquisition. In addition, in late fiscal 2006 we began depreciating the costs incurred to extend the water system to the Arapahoe County Fairgrounds.

Interest income totaled approximately $34,800 and $51,000 for the three months ended May 31, 2007 and 2006, respectively. Interest income totaled approximately $120,100 and $149,400 for the nine months ended May 31, 2007 and 2006, respectively. This represents interest earned on the temporary investment of capital in available-for-sale securities, interest accrued on the note receivable from the District and interest accrued on the construction proceeds receivable from Arapahoe County. The decreases for the periods presented are due to fewer funds being invested and earning interest as a result of the Arapahoe County construction project in fiscal 2006.

Imputed interest expense related to the Tap Participation Fees payable to HP A&M totaled approximately $1.2 million and $3.5 million for the three and nine months ended May 31, 2007, respectively. This represents the expensed portion of the difference between the relative fair value of the liability and the net present value of the liability recognized under the effective interest method.

Interest expense – related parties was $0 for the three months ended May 31, 2007 and 2006, respectively. Interest expense – related parties was $0 and approximately $7,100 for the nine months ended May 31, 2007 and 2006, respectively. This decrease is due to the repayment of all interest bearing debt as of August 31, 2006.

Interest expense – non-related parties was $0 and approximately $5,000 for the three months ended May 31, 2007 and 2006, respectively. Interest expense – non-related parties was $0 and approximately $13,900 for the nine months ended May 31, 2007 and 2006, respectively. This decrease is due to the extinguishment of all interest bearing debt as of August 31, 2006.

In addition to the items described above, our net losses for the three and nine months ended May 31, 2007 and 2006 were negatively impacted by the imputed interest associated with the Tap Participation Fees payable to HP A&M and SFAS 123(R).  Our net losses as reported and without the impact of the imputed interest and SFAS 123(R) expenses are as follows:

	Three months ended May 31,			Nine months ended May 31,
	2007	2006	Increase	2007	2006	Increase
Net loss as reported	$(1,742,900)	$(201,900)	$(1,541,000)	$(5,157,400)	$(713,700)	$(4,443,700)
Interest imputed on Tap Participation Fees payable to HP A&M	1,176,800	—	1,176,800	3,463,500	—	3,463,500
SFAS 123(R) expenses	67,500	53,200	14,300	224,000	155,200	68,800
Net loss less non-cash interest and SFAS 123(R)	$(498,600)	$(148,700)	$(349,900)	$(1,469,900)	$(558,500)	$(911,400)

Net loss per common share as reported	$(0.09)	$(0.01)	$(0.08)	$(0.28)	$(0.05)	$(0.23)
Interest imputed on Tap Participation Fees payable to HP A&M	0.06	—	0.06	0.19	—	0.19
SFAS 123(R) expenses	0.00	0.00	0.00	0.01	0.01	0.00
Net loss per common share less non-cash interest and SFAS 123(R)	$(0.03)	$(0.01)	$(0.02)	$(0.08)	$(0.04)	$(0.04)

Weighted avererage common shares outstanding	18,476,230	14,863,766		18,399,887	14,625,298

Liquidity and Capital Resources

Our working capital, defined as current assets less current liabilities, at May 31, 2007 was approximately $1.4 million, and we had cash and cash equivalents and marketable securities on hand totaling approximately $1.2 million at May 31, 2007. We believe that at May 31, 2007, we have sufficient working capital to fund our operations for the next year. However, there can be no assurance that we will be successful in marketing the water from our primary water projects in the near term. In order to generate working capital to support our operations, we may incur additional short or long-term debt or seek to sell additional equity securities. We have filed a shelf registration statement on Form S-3 with the Commission with respect to our common stock. Once the registration statement becomes effective, we may elect to sell stock pursuant to the registration statement at any time and from time to time.

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

On August 31, 2006, we finalized the Arkansas River Agreement whereby we purchased approximately 60,000 acre-feet of Arkansas River water, real property and certain other related assets. Pursuant to the Arkansas River Agreement we agreed to pay HP A&M 10% of our water tap fees received on the sale of the next 40,000 water taps. As of May 31, 2007, we have estimated the value of the Tap Participation Fee payable to HP A&M at approximately $48.2 million based on a discounted cash flow valuation analysis. The actual amount to be paid could exceed our estimates. See “Note 3 – Water, Water Systems and Service Agreements” in the accompanying financial statements. Tap participation payments are not payable to HP A&M until we receive water tap fee payments.

During the nine months ended May 31, 2007, we sold 509 shares of the Lower Arkansas Water Management Association shares (“LAWMA shares”) which were acquired from HP A&M pursuant to the Arkansas River Agreement. These LAWMA shares were sold for approximately $849,700, which is the estimated carrying value of the LAWMA shares after the purchase price adjustment described in Note 3 to the accompanying financial statements. Pursuant to the Arkansas River Agreement, 100% of the proceeds from the sale of the LAWMA shares were required to be paid to HP A&M, which resulted in a credit to the Tap Participation Fee Payable to HP A&M. This sale is equivalent to the sale of 505 water taps, which is based on our water tap fees at the date of sale. As of May 31, 2007, the remaining taps subject to the Tap Participation Fee are 38,965.

As of May 31, 2007, we own 45 remaining LAWMA shares valued at approximately $77,900. Because we plan to dispose of these LAWMA shares, pursuant to Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment of Long-Lived Assets, the net book value of the remaining LAWMA shares have been reflected on the balance sheet as held for sale.

We are obligated to pay the FLCC water assessment charges which are the charges assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal. Based on historical information obtained from HP A&M and based on our first payment, we anticipate paying water assessment charges of approximately $265,000 annually.

On August 3, 2005, we entered into the County Agreement to provide water service to the Arapahoe County Fairgrounds. Pursuant to the County Agreement, funding of $1.25 million for the construction of “Special Facilities” will come from the County and will be provided as follows:  (i) an initial payment of $397,000 (received in August 2005), and (ii) $848,000 paid over ten years, which includes interest at 6%, which based on currently scheduled payments will result in us receiving $286,000 in interest. Upon the delivery of a water rights warranty deed by the County to us for approximately 336 acre-feet of groundwater, the amount payable over ten years will be reduced by approximately $240,000, which is the value of the groundwater.

In accordance with SAB 104, upon completion of construction of the Arapahoe County Fairgrounds facilities and the initiation of water service to the Arapahoe County Fairgrounds in July 2006, we began ratably recognizing deferred tap fee revenues as income. The tap fees received from the County are being recognized in income over the estimated useful life of the constructed assets, or 30 years. For the three and nine months ended May 31, 2007, we recognized water tap revenues of approximately $3,600 and $10,700, respectively. We started recognizing deferred Special Facilities’ funding as revenues per SAB 104 in late fiscal 2006, which will also be recognized over the useful life of the constructed assets. For the three and nine months ended May 31, 2007, we recognized special facility funding revenues of approximately $10,400 and $31,100, respectively.

At May 31, 2007, we had outstanding debt to one related party totaling approximately $26,500, all other interest bearing notes were repaid or extinguished during fiscal 2006 as further described in the Company’s 2006 Annual Report on Form 10-K/A. The remaining note payable is due in October 2007 and does not accrue interest.

Contractual Obligations

	Payments due by period
Contractual obligations	Total	less than 1 year		1-3 years		3-5 years		More than 5 years
Debt obligations	$26,542	$26,542		$—		$—		$—
Operating lease obligations	12,000	12,000			(a)		(a)		(a)
Investment in Well Enhancement and Recovery System, LLC	30,000	30,000		—		—		—
Participating Interests in Export Water	6,513,119		(b)		(b)		(b)		(b)
Tap Participation Fees payable to HP A&M	104,635,000		(c)		(c)		(c)		(c)
Total	$111,216,661	$68,542		$—		$—		$—

(a)           Our only operating lease is related to our office space. The lease is month-to-month and is cancelable upon thirty days notice. Due to this not being a long-term lease, payments cannot be reasonably estimated beyond one year.

(b)          The Participating interest liability is payable to the CAA holders upon the sale of Export Water, and therefore, the timing of the payments is uncertain and not reflected in the above table by period.

(c)           The Tap Participation Fees payable to HP A&M are payable upon the sale of water taps. Because the timing of these water tap sales is not fixed and determinable, the estimated payments are not reflected in the above table by period. The amount listed above includes an unamortized discount of approximately $59.0 million. The valuation of the Tap Participation Fees payable to HP A&M is a significant estimate based on available historic market information and estimated future market information. Many factors are necessary to estimate future market conditions, including but not limited to, supply and demand for new homes, population growth along the Front Range, cash flows, tap fee increases at our rate-based districts, and other market forces beyond our control. Because the estimates and assumptions used to value the Tap Participation Fees payable to HP A&M are subjective, actual results could vary materially from the estimates.

Operating Activities

Operating activities include revenues we receive from the sale of water and wastewater services to our customers, costs incurred in the delivery of those services, general and administrative expenses, and depletion/depreciation expenses.

Cash used by operating activities was approximately $1.6 million and $446,900 for the nine months ended May 31, 2007 and 2006, respectively. Cash used in operations increased for the nine months ended May 31, 2007, over the comparable period in 2006 due to the water assessment payments to the FLCC, increased professional fees being paid related to the Arkansas River Water Agreement and SEC concurrence review and paying down of trade payables.

As a result of the Arkansas River Agreement signed on August 31, 2006, during the nine months ended May 31, 2007, we imputed approximately $3.5 million of interest on the Tap Participation Fee Payable to HP A&M. During the nine months ended May 31, 2007 and 2006, we accrued interest on the note receivable from the District of approximately $17,600 and $15,600, respectively. The increase is caused by increases in interest rates. We also accrued approximately $37,800 of interest on the construction proceeds receivable during the nine months ended May 31, 2007. We incurred approximately $274,100 of depreciation and depletion charges during the nine months ended May 31, 2007. We will continue to provide domestic water and wastewater service to customers in our service area and we will continue to operate and maintain our water and wastewater systems with our own employees.

Investing Activities

We continue to invest in the acquisition, development and maintenance of our water systems. On August 31, 2006 we acquired the Arkansas River water, represented by the shares in the FLCC and certain other real and personal property, in exchange for equity and a Tap Participation Fee payable when we sell water taps. We expended an additional $37,600 related to legal and engineering costs associated with this acquisition during the nine months ended May 31, 2007, which have been capitalized as part of the costs of the Acquired Assets.

On October 31, 2003 we entered into the Denver Groundwater Purchase Agreement (the “DGPA”) with the developer of Sky Ranch. The DGPA provides us the right to purchase a total of 223 acre-feet of adjudicated decreed water rights owned by the developer. Under the DGPA, we can acquire 44.6 acre-feet of water per year (or 20% of the total 223 acre-feet) for a payment of $50,000 (acquiring the entire 223 acre-feet will require payments totaling $250,000). On March 26, 2004 and May 26, 2005, we exercised our rights and purchased a total of 89.2 acre-feet of Denver aquifer groundwater for payments totaling $100,000. During our fiscal 2006 and in the first quarter of fiscal 2007, respectively, we made the required $50,000 payments pursuant to the DGPA, for which we have not received the water rights deeds from the developer. As of the date of this filing, we are continuing to work with the developer on finalizing these acquisitions. Since we have not received the water rights deed as of May 31, 2007, and Sky Ranch has not cashed either of our checks, we have not recorded these acquisitions of groundwater as investments in water. Instead they are reflected as a pre-paid assets in the accompanying financial statements. We anticipate purchasing the remaining 20% of the Sky Ranch groundwater pursuant to the DGPA in our fiscal 2008, by exercising our rights. This will require a payment totaling $50,000.

We also continue to invest in legal and engineering fees associated with certain water rights, and we continue to invest in the right-of-way permit fees to the Department of Interior Bureau of Land Management and legal and engineering costs for our Paradise Water Supply.

Cash provided by investing activities for the nine months ended May 31, 2007, was approximately $2.1 million. Cash used by investing activities for the nine months ended May 31, 2006, was approximately $1.7 million. The majority of the cash provided by investing activities in 2007 was from the sale of the LAWMA shares, described above, and the sale or maturity of marketable securities. The majority of the cash used by investing activities in 2006 was from the investment of funds in marketable securities and cash expended on construction activity related to the Arapahoe County Fairgrounds water system.

Financing Activities

Cash used by financing activities during the nine months ended May 31, 2007, was approximately $852,400. Cash provided by financing activities during the nine months ended May 31, 2006, was approximately $529,500. The current period is comprised mainly of the Tap Participation Fee payment to HP A&M as a result of the LAWMA shares that were sold during the nine months ended May 31, 2007. During the nine months ended May 31, 2006 we received $900,000 related to the exercise of stock options which was offset by payments of $175,000 made to the CAA holders and $196,000 of debt payments.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist entirely of the CAA, which is more fully described in our 2006 Annual Report on Form 10-K/A, and in the Critical Accounting Policies section below.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 31, 2006 (September 1, 2007 for us). We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, (“FAS 157”), which establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”), and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years, and the interim periods within those fiscal years, beginning after November 15, 2007 (September 1, 2008 for us). We are currently evaluating the impact of this standard on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (September 1, 2008 for us). We are currently reviewing the impact of SFAS No. 159 on our financial statements.

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

We have identified certain key accounting policies on which our financial condition and results of operations are dependent. These key accounting policies most often involve complex matters and are based on subjective judgments or decisions. In the opinion of management, our most critical accounting policies are those related to revenue recognition, impairment of water assets and other long-lived assets, accounting for Participating Interests in Export Water, accounting for the Tap Participation Fee, and income taxes. Management periodically reviews its estimates, including those related to the recoverability and useful lives of assets. Changes in facts and circumstances may result in revised estimates.

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

Proceeds from tap sales and construction fees are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. Tap fees and construction fees derived from agreements for which we construct infrastructure the customer will own are recognized in accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts, whereby we recognize tap fees and construction fees as revenue and costs of construction based on the percentage-of-completion method. Tap fees and construction fees derived from agreements for which we will own the infrastructure are recognized in accordance with Staff Accounting Bulletin No. 104 Revenue Recognition (“SAB 104”), whereby the up front fees are recognized ratably over the estimated service life (also the estimated useful life) of the facilities constructed, starting at completion of construction. Because we own these facilities, we capitalize construction costs and amortize those as costs of revenue over the assets’ estimated useful life.

We recognize water and wastewater usage revenues upon delivery of water and collection of wastewater, in the month in which the services are performed. Water service fees are based upon metered water deliveries to customers plus base charges. Wastewater customers are charged flat monthly fees.

Impairment of Water Assets and Other Long-Lived Assets

In accordance with FASB Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review our long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows we expect to be generated by the eventual use of the asset (the fair value). We determined the undiscounted cash flows to be generated by our water assets by estimating tap sales related to new home development in our service area, less costs to provide water services estimated by engineering, over an estimated development period. Actual results of new home development in our service area, as well as future tap fees and future operating costs, could vary materially from our estimates which would have a material impact on our financial statements. If such assets are considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets (totaling approximately $103.3 million at May 31, 2007) exceeds the fair value of the assets estimated as described above. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. We believe there were no impairments in the carrying amounts of our investments in water and water systems at May 31, 2007.

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

Consistent with SFAS 144, we compare the carrying amount of the Paradise Water Supply to the sum of the undiscounted cash flows from the expected eventual use of the asset. Assessment of the recoverability of the carrying value of the Paradise Water Supply assumes revenues from water tap sales and monthly metered water usage fees offset by wholesale development costs, which are based on engineering estimates, over a 35 year development horizon. Based on the latest annual assessment (last test performed as of August 31, 2006), because the fair value exceeds the carrying value of the Paradise water supply, no impairment was found to exist. However, actual results could vary from our estimates which would result in an impairment of the entire $5.5 million carrying value of the Paradise Water Supply.

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

As of May 31, 2007, the remaining Participating Interests liability reflected on our balance sheet totaled approximately $6.5 million, and the contingent liability not reflected on our balance sheet totaled approximately $12.2 million. For more information see “Note 5  – Participating Interests in Export Water” to the accompanying financial statements.

The CAA is non-interest bearing, and if the Export Water is not sold, the parties to the CAA have no recourse against us. The amounts payable under the CAA can not exceed the amounts noted above.

Tap Participation Fees

On August 31, 2006 we acquired 60,000 acre-feet of Arkansas River water along with real property and other associated rights. In exchange for this, we issued stock to HP A&M and we agreed to pay HP A&M 10% of our water tap fees on the sale of the next 40,000 water taps (the “Tap Participation Fee”). As of May 31, 2007, 38,965 water taps remain subject to the Tap Participation Fee. Tap Participation Fee payments made pursuant to the Arkansas River Agreement are detailed in Note 3 to the accompanying financial statements. As of May 31, 2007, the Tap Participation Fee liability is approximately $48.2 million. The Tap Participation Fee was valued based on a discounted cash flow model using highly subjective assumptions and estimates. We will assess the value of the liability whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value at August 31, 2006, of $45.6 million and the estimated realizable value of $104.6 million at August 31, 2006, is being imputed as interest expense over an estimated development period, beginning September 1, 2006. The Tap Participation Fee is payable when we sell water taps and receive the funds from said water tap sales. The amount of interest to be imputed over the life of the Tap Participation Fee could vary materially depending on the actual results of the new home development in our service area.

Obligations Payable by HP A&M

Certain of the properties we acquired pursuant to the Arkansas River Agreement are subject to outstanding promissory notes with principal and accrued interest totaling approximately $14.3 million at May 31, 2007. These notes are secured by deeds of trust on the Properties. We did not assume any of these promissory notes and are not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, at our sole discretion we may make payments pursuant to the notes and cure the defaults. If we do not cure defaults on the notes, we will lose the Properties securing the defaulted notes. If HP A&M defaults on the promissory notes, we can foreclose on a defined amount of Pure Cycle stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Although the likelihood of HP A&M defaulting on the notes is deemed remote, we will continue to monitor the status of the notes for any indications of default and changes in the status of the Primary Beneficiary of HP A&M pursuant to FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities (as amended). No indications of default existed as of May 31, 2007.

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

Interest Rates. The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term investments, consisting primarily of United States Treasury Obligations and other investment grade debt securities. As of May 31, 2007, the fair value of our investments was approximately $1.2 million with maturity dates through December 2007. A hypothetical 50 basis point change in interest rates would not result in a material decrease or increase in the fair value of our available-for-sale securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

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

Item 4.                    Controls and Procedures

Evaluation of Disclosure Controls and Procedure

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. We necessarily apply judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can only provide reasonable assurance regarding management’s control objectives. Our President and Chief Financial Officer reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. As described in Item 9A of our 2006 Annual Report on Form 10-K/A-1 and Form 10-K/A-2 (the “2006 Form 10-K/A”), as of August 31, 2006, we determined that our internal controls over the process for the identification and implementation of the proper accounting for certain transactions was inadequate and resulted in material audit adjustments. As a consequence, management reported to our audit committee the identification of a “material weakness” (under the standards established by the Public Company Accounting Oversight Board) in our internal controls.  In connection with the preparation of the Form 10-Q for the period ended May 31, 2007, management conducted an evaluation of disclosure controls and procedures. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of May 31, 2007 due to the material weaknesses described in our management report on internal control over financial reporting included in the 2006 Form 10-K/A. To date, the material weaknesses identified in the 2006 Form 10-K/A have not been fully remediated. Since the material weaknesses described below have not been fully remediated, management continues to conclude that our disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.

Changes in Internal Control Over Financial Reporting and Management’s Remediation Initiatives

As noted above, during management’s assessment of the effectiveness of our internal controls over financial reporting as reported in our 2006 Form 10-K/A, we identified certain material weaknesses. In an effort to improve our internal controls over financial reporting, we will engage a third party accounting firm to assist us in evaluating complex accounting issues which may arise as a result of transactions we may enter into and otherwise on an as needed basis. No consultations were made with the third party accounting firm during the three and nine months ended May 31, 2007.

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

July 10, 2007