Form 10-K/A
period 2006-08-31
PURE CYCLE CORP
filed 2007-07-11
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A (the “Amendment”), amends our Annual Report on Form 10-K for the fiscal year ended August 31, 2006, originally filed on November 21, 2006 (the “Original Filing”), and Form 10-K/A, filed on April 16, 2007. The Amendment provides additional discussion in Item 9A. Controls and Procedures relating to the reasons for our filing of Amendment No. 1 to the Original Filing. Except as described above, no other changes have been made to the Original Filing or Amendment No. 1 to the Original Filing.

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

Based upon its assessment, management concluded that, as of August 31, 2006, the Company has inadequate controls over the process for the identification and implementation of the proper accounting for certain transactions which resulted in material errors not corrected prior to the issuance of the original Form 10-K. The correction of these errors resulted in the Company amending its original Form 10-K to restate its balance sheet and statement of stockholders’ equity to (the correction of the following errors are described in greater detail in the Explanatory Note on page 3 as well as NOTE 1 — ORGANIZATION AND RESTATEMENT in the accompanying financial statements):

1.               Remove the liability Contingent obligations payable upon default by HP A&M and the contra-equity account Receivable from HP A&M in event of default. As described in the Explanatory Note, certain of the real properties the Company acquired pursuant to the Arkansas River Agreement are subject to promissory notes which are secured by deeds of trust on the properties. Due to the likelihood of HP A&M defaulting on the promissory notes being remote and therefore the likelihood of the Company losing the properties and water rights subject to the promissory notes being remote, this did not require recognition of a liability pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 5 Accounting for Contingencies under U.S. GAAP.

2.               Restate the liability Tap Participation Fees payable to HP A&M and adjust the values assigned to the assets acquired from HP A&M accordingly. The Company should not have accounted for the Tap Participation Fees as contingent consideration pursuant to SFAS No. 141 Business Combinations, nor should the Company have valued the liability using a residual value method as described in the Explanatory Note. Instead, pursuant to U.S. GAAP, the Company should have valued the Tap Participation Fees using a discounted cash flow method and then allocated the total value of the consideration paid to the acquired assets. As a result of this, the Company completed a discounted cash flow model and reduced the value of the Tap Participation Fees payable to HP A&M and the assets acquired from HP A&M accordingly.

A material weakness represents a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Because the Company’s controls over the process for the identification and implementation of the proper accounting for certain transactions resulted in the aforementioned errors, management concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2006, which constitutes a material weakness. As a result of the material weakness, the Company restated its originally filed Form 10-K.

Anton Collins Mitchell LLP, the Company’s independent registered public accounting firm, who has audited the Company’s financial statements included herein, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting at August 31, 2006 which report is included herein.

(c)                           Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.20	Purchase and Sale Agreement dated as of August 31, 2004 between Pure Cycle Corporation and Proactive Partners, L.P. incorporated by reference from Form 8-K filed on November 12, 2004.

10.21	Settlement Agreement dated as of August 31, 2004 among Pure Cycle Corporation, Thomas P. Clark and LCH, Inc. incorporated by reference from Form 8-K filed on November 12, 2004.

10.22	Purchase and Sale Agreement dated as of August 31, 2004 among Pure Cycle Corporation, OAR Incorporated and Willard G. Owens incorporated by reference from Form 8-K filed on November 12, 2004.

10.23	Form of Amendment to Warrant incorporated by reference from Form 8-K filed on November 12, 2004.

10.24	Agreement for Water Service dated August 3, 2005 among Pure Cycle Corporation, Rangeview Metropolitan District and Arapahoe County incorporated by reference from Form 8-K filed on August 4, 2005.

10.25	Arkansas River Agreement dated May 10, 2006 among Pure Cycle Corporation and High Plains A&M, LLC incorporated by reference from Form 8-K filed on May 16, 2006.

14	Code of Ethics Adopted February 13, 2004 incorporated by reference from our Proxy Statement for the Annual Meeting held April 12, 2004.

16.1	Letter from KPMG to the Securities and Exchange Commission, dated December 17, 2004, incorporated by reference from form 8-K filed on December 17, 2004.

23.1	Consent of Anton Collins Mitchell LLP *

23.2	Consent of KPMG, LLP *

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Filed with Amendment No. 1 to the Form 10-K filed on April 16, 2007

**	Filed herewith

(b)	Financial Statement Schedules

None

Signature

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION

By:	/s/ Mark W. Harding
Mark W. Harding,
Principal Executive Officer and Principal Financial Officer
July 11, 2007