Form 10-K
period 2007-08-31
PURE CYCLE CORP
filed 2007-11-14
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-8814
PURE CYCLE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-0705083

(State of incorporation)	(I.R.S. Employer Identification No.)

8451 Delaware Street, Thornton, CO	80260

(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (303) 292-3456
Securities registered pursuant to Section 12(b) of the Act:

Common Stock 1/3 of $.01 par value	The NASDAQ Stock Market, LLC
Title of Class	Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerate filer ☐
Indicate by check mark whether the registrant is a shell company (as defied in Rule 12b-2 of the Exchange Act).             Yes ☐ No ☑
The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates on February 28, 2007, the last business day of the registrants most recently completed second fiscal quarter was:                                                        $84,289,000
Number of shares of Common Stock outstanding, as of October 31, 2007:                                                                             20,206,566
Documents incorporated by reference: The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement for the 2007 annual meeting of stockholders, which will be filed with the SEC within 120 days of the close of the fiscal year ended August 31, 2007.

Item		Page
	Part I

1.	Business	3

1A.	Risk Factors	16

1B.	Unresolved Staff Comments	21

2.	Properties	21

3.	Legal Proceedings	21

4.	Submission of Matters to a Vote of Security Holders	21

	Part II

5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	22

6.	Selected Financial Data	24

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	25

7A.	Quantitative and Qualitative Disclosures About Market Risk	35

8.	Financial Statements and Supplementary Data	36

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	67

9A.	Controls and Procedures	67

9B.	Other Information	68

	Part III

10.	Directors, Executive Officers and Corporate Governance	68

11.	Executive Compensation	68

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	68

13.	Certain Relationships and Related Transactions, and Director Independence	68

14.	Principal Accounting Fees and Services	68

	Part IV

15.	Exhibits, Financial Statement Schedules	68

	Signatures	71

Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 10.23
Exhibit 10.24
Exhibit 10.25
Exhibit 10.26
Exhibit 10.27
Exhibit 10.28
Exhibit 10.29
Exhibit 10.30
Exhibit 10.31
Exhibit 10.32
Exhibit 10.33
Exhibit 10.34
Exhibit 10.35
Exhibit 10.36
Exhibit 14
Exhibit 23.1
Exhibit 23.2
Exhibit 31.1
Exhibit 32.1

“SAFE HARBOR” STATEMENT UNDER THE UNITED STATES PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
Statements that are not historical facts contained in this Annual Report on Form 10-K are forward looking statements that involve risk and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation, the timing of development of the areas where we may sell our water, including uncertainties related to the development of projects we currently have under contract, the market price of water, changes in applicable statutory and regulatory requirements, uncertainties in the estimation of water available under decrees, costs of delivery of water and treatment of wastewater, uncertainties in the estimation of costs of construction projects, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, climatic and weather conditions, labor relations, availability and cost of material and equipment, delays in anticipated permit and construction dates, environmental risks, the results of financing efforts and the ability to meet capital requirements, and general economic conditions.
PART I
Item 1. Business
Summary of our business
Pure Cycle Corporation was incorporated in Delaware in 1976. We are a vertically integrated water and wastewater service provider engaged in the design, construction, operation and maintenance of water and wastewater systems. Our philosophy is that water is a precious commodity, one which is often undervalued and used inefficiently. We have assets located in the Denver, Colorado metropolitan area, in southeastern Colorado in the Arkansas River, and on the western slope of Colorado; however, we primarily operate in metropolitan Denver, Colorado. We center our business practices around efficient and environmentally responsible water management programs to ensure we have high quality water to meet the long-term needs of our customers. This means we withdraw, treat, store and deliver water to our customers, then collect wastewater from our customers, treat it, and reuse that water through our dual distribution delivery systems. A dual distribution system is one in which domestic water demands and irrigation water demands are provided through separate independent infrastructure which promotes efficient water resource management and reduces the amount of water that is “wasted” by traditional water systems. This enables us to maximize our water supplies and allows us the ability to provide long-term water solutions on a regional basis.
The Denver metropolitan region continues to experience growth, even in the slow housing construction market experienced throughout 2007. In recent years, cities and municipalities have begun requiring property developers to demonstrate they have sufficient water supplies for their proposed projects before the cities and municipalities will consider rezoning or annexation applications. Our water marketing activities focus on developers and homebuilders developing new areas along the Front Range, which includes the greater Denver and Colorado Springs metropolitan areas. Our groundwater supplies are largely undeveloped and are located in the southeast portion of the greater Denver area in Arapahoe County. The majority of our surface water is located in the Arkansas River Valley, and we anticipate using it in our target service market and throughout the Front Range of Colorado.
We work with area developers to investigate water supply constraints, water and wastewater utility issues and other issues related to water and wastewater services in order to identify suitable areas for development. We negotiate individual service agreements with developers and/or homebuilders and cities and municipalities to design, construct and operate water and wastewater systems and services. These service agreements address all aspects of the development of the water and wastewater systems, which are more specifically discussed below, but include: (i) the purchase of water and wastewater taps in exchange for our obligation to construct the “Wholesale Facilities;” (ii) the establishment of payment terms, timing, capacity and location of “Special Facilities” (if any); and (iii) specific terms related to our provision of ongoing water and wastewater services.

Our Water Assets
We own the following water assets in Colorado, which are described in greater detail below:
•	Approximately 60,000 acre-feet of senior 1883 water rights in the Arkansas River and its tributaries represented by over 21,600 shares of the Fort Lyon Canal Company (“FLCC”);

•
Approximately 11,650 acre-feet of water located in Arapahoe County, Colorado at property known as the Lowry Range (described below), which we can “export” from the Lowry Range to supply water to nearby communities and developers in need of additional water supplies (this water asset is referred to as our “Export Water”);

•
Approximately 363 acre-feet of groundwater pursuant to an Agreement for Water Service (the “County Agreement”) with Arapahoe County (the “County”), which will be added to our overall Denver metropolitan water supply portfolio (we are awaiting the delivery of a water rights deed for approximately 336 acre-feet of this water valued at approximately $240,000, the value of which is included in the construction proceeds receivable account on our balance sheet as of August 31, 2007, until the water rights deed is received); and

•
Approximately 89 acre-feet of water located beneath Sky Ranch together with the right to purchase an additional 671 acre-feet of water (for a total of 760 acre-feet), which will be used to provide water service to the initial 1,500 taps purchased at Sky Ranch.

In addition to the water we own, we also control the following water assets in Colorado, which are described in greater detail below:
•
We have the exclusive rights to use, through 2081, approximately 15,050 acre-feet of water located at the Lowry Range. This water is required to be used specifically on the Lowry Range (collectively we refer to the 15,050 acre-feet of water designated for use on the Lowry Range and the 11,650 acre-feet of Export Water as our “Rangeview Water Supply”);

•
We own conditional water rights in western Colorado that entitle us to build a 70,000 acre-foot reservoir to store Colorado River tributary water and a right-of-way permit from the U.S. Bureau of Land Management for property at the dam and reservoir site (collectively known as the “Paradise Water Supply”).

Arkansas River Water
On August 31, 2006, we acquired approximately 60,000 acre-feet of Arkansas River water from High Plains A&M, LLC (“HP A&M”), in exchange for 3.0 million shares of our common stock, pursuant to an acquisition agreement (the “Arkansas River Agreement”). Of this, we anticipate that approximately 40,000 acre-feet will be available for non-agricultural uses along the front range of Colorado. This acquisition allows us to more effectively market our water and wastewater services to customers in the Denver metropolitan market as well as other markets such as the Colorado Springs region. It also expands our service capacities from approximately 78,000 Single Family Equivalent units (“SFE”) to over 180,000 SFE units. An SFE is defined in our water and wastewater service rules and regulations applicable to our services (the “Rules and Regulations”) as the amount of water required each year by a family of four persons living in a single family house on a standard sized lot, which is equivalent to approximately 0.4 acre-feet of water per year. The Arkansas River water rights we own are represented by approximately 21,600 shares of the FLCC. The FLCC is a non-profit mutual ditch company established in the 1800’s that operates and maintains the 110 mile Fort Lyon Canal between La Junta, Colorado and Lamar, Colorado.

Along with these water rights, we also acquired approximately 17,500 acres of real property located in the counties of Bent, Otero and Prowers, Colorado, and certain contract rights, tangible personal property, mineral rights, and other water interests associated with the real property. The real and personal property and other non-water assets were acquired because the water we intend to ultimately develop for municipal purposes is based on the current and historical “consumptive use” of such water on the land. By owning the land and having the water continue to be used for agricultural purposes, we ensure that there is continued beneficial use of the water.
The real property is comprised of approximately 80 separate parcels, which are subject to operating lease agreements permitting the lessees to farm the land, in return for defined lease payments, and use the water rights for irrigation purposes. These properties are subject to a management agreement which is described below. Additionally, certain of the properties are subject to outstanding promissory notes which are secured by deeds of trust on the properties. We did not assume these promissory notes and are not responsible for making any of the required payments. This responsibility remained with HP A&M. In the event of default by HP A&M, we may choose to pay HP A&M’s obligations in order to protect our water interests. As collateral on HP A&M’s obligation to pay the promissory notes, HP A&M placed 1.5 million shares of our common stock in escrow, pursuant to a stock pledge agreement, which stock will only be released upon the circumstances described in the pledge agreement. In the event of default, we could foreclose on this stock and the payments required under the Tap Participation Fee (described in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations below) could be reduced.
Timing of the development of the Arkansas River water will depend on the timing of connections added to our existing water and wastewater systems along the Front Range. We will fund the development of the Arkansas River water, much like the other water we own, by using proceeds generated from the sale of taps or connection fees associated with new connections to our system. In addition to increasing our service capacities, this additional water may present other market opportunities for us to assist existing water providers in solving their long-term water supply needs for their existing and new connections. Along the Front Range, there are over 70 separate independent water providers with varying needs for replacement and new water supplies, which presents an opportunity for us to assist these water providers in meeting their existing and future water needs.
We are working with the FLCC and other interested parties in the Arkansas River Valley to mitigate any impact to the community and to make investments and decisions on farming operations which benefit our water as well as the traditional water users. If any of our real property is converted to non-irrigated uses, we will be required to re-vegetate the land to its natural state.
In addition to the Arkansas River Agreement and the stock pledge agreement with HP A&M noted above, we also signed various other agreements with HP A&M, including:
•
A pledge agreement, whereby the Company pledged to HP A&M a defined number of FLCC shares acquired pursuant to the Arkansas River Agreement which will be released as the consideration (the value of the stock and the Tap Participation Fees paid) exceeds certain defined amounts;

•
A property management agreement with HP A&M whereby HP A&M will manage the real estate leases in exchange for all the rental income from the assumed leases for a period of five years (through August 31, 2011), which can be extended under defined circumstances;

•
A registration rights agreement, pursuant to which we granted HP A&M one demand right to register 750,000 shares of Pure Cycle common stock and piggyback rights to register an additional 750,000 shares of Pure Cycle common stock (HP A&M exercised the piggyback rights in July 2007 and registered 750,000 shares of common stock); and

•	A voting agreement, pursuant to which our President agreed to vote shares of Pure Cycle common stock owned by him for HP A&M’s designated board member.

The Rangeview Water Supply and Related Agreements
Our Rangeview Water Supply is located at the Lowry Range. The Lowry Range is owned by the State Board of Land Commissioners (the “Land Board”), and is located in unincorporated Arapahoe County approximately 15 miles southeast of Denver and 12 miles south of the Denver International Airport. The Land Board acquired this property in the 1960’s and has stated that the Lowry Range is one of the most valuable pieces of property in its nearly 2.5 million acre portfolio. The Lowry Range encompasses approximately 27,000 acres, of which approximately 24,000 acres are within our exclusive service area. In June 2007, the Land Board entered into a Development and Management Services Agreement with Australian based Lend Lease Communities, LLC (see www.lendlease.com for more information on Lend Lease Communities) for the development of approximately 3,900 acres of the Lowry Range. Of this 3,900 acres, we have the exclusive right to provide water and wastewater services to approximately 1,300 acres.
We acquired our Rangeview Water Supply in April 1996 pursuant to the following agreements (i) the Amended and Restated Lease Agreement (the “Lease”) between the Land Board and the Rangeview Metropolitan District (the “District”), a quasi-municipal political subdivision of the State of Colorado, (ii) the Agreement for Sale of Export Water between us and the District and (iii) the Service Agreement between us and the District for the provision of water service to the Lowry Range (collectively these agreements are referred to as the “Rangeview Water Agreements”).
The Rangeview Water Supply is a combination of tributary surface water, nontributary groundwater rights, and storage rights associated with the Lowry Range. We own the rights to use 11,650 acre-feet of non-tributary groundwater that can be exported off the Lowry Range to serve area users. We also have the exclusive rights to use an additional 15,050 acre-feet of tributary surface water and nontributary groundwater to serve customers on the Lowry Range. The Export Water we own, together with water owned by the Land Board that we have contracted to utilize under our Service Agreement, includes over 26,700 acre-feet of water per year. Based on independent engineering estimates, the 15,050 acre-feet of water designated for use on the Lowry Range is capable of providing water service to approximately 44,500 SFE units, and the 11,650 acre-feet of Export Water we own can serve approximately 33,600 SFE units throughout the Denver metropolitan region, for a combined service capacity, of our Denver based water assets, of approximately 78,100 SFE units.
Pursuant to the Rangeview Water Agreements we will design, construct, operate and maintain the District’s water system to provide water service to customers within the District’s service area, namely the Lowry Range, using approximately 15,050 acre-feet of water per year located on the Lowry Range. This 15,050 acre-feet of water is dedicated for use specifically on the Lowry Range per the Rangeview Water Agreements. In exchange for providing water service to customers within the District’s service area, we receive 95% of all amounts received by the District relating to water services, after deducting required royalties to the Land Board, which initially total approximately 12% of gross revenues received from water sales.
We will also design, finance, construct, operate and maintain the District’s wastewater system to provide wastewater service to customers within the District’s service area. In exchange for providing wastewater service, we receive 100% of the District’s wastewater tap fees and 90% of the District’s monthly wastewater fees, as well as the rights to use or sell the reclaimed water.
On the Lowry Range, we operate both the water and the wastewater systems during our contract period and the District owns both systems. However, after 2081, ownership of the water system infrastructure servicing customers on the Lowry Range reverts to the Land Board, with the District retaining ownership of the wastewater infrastructure. Off the Lowry Range, we will use our Export Water to provide water and wastewater services to our customers, along with the Arkansas River water described above, and we plan to own these facilities. We plan to contract with third parties for the construction of these facilities.

The sale of Export Water generates a royalty payment to the Land Board, which is described in greater detail in the Revenues – Export Water Customers section below. A portion of the proceeds from the sale of Export Water are subject to the Comprehensive Amendment Agreement No. 1 (the “CAA”), which is one of the agreements we used to purchase our Export Water and is more fully described in “Item 6 – Critical Accounting Policies – Accounting for CAA Payments” and Note 5 – Participating Interests in Export Water in the accompanying financial statements.
Arapahoe County Fairgrounds Agreement for Water Service
We entered into the County Agreement in August 2005 to design, construct, operate and maintain a water system for, and provide water services to, the Arapahoe County Fairgrounds (the “Fairgrounds”), which was constructed West of the Lowry Range. Pursuant to the County Agreement, we acquired approximately 363 acre-feet of water from the County, which we can use in conjunction with our Rangeview Water Supply to supply water to nearby communities. As of August 31, 2007, we have not received the water rights deed for approximately 336 acre-feet of groundwater, which is valued at approximately $240,000. Therefore, we have not capitalized the cost of this water and will not do so until the satisfactory transfer of this deed. Until the deed is transferred, the value of this water is included under the caption “construction proceeds receivable” on the balance sheet as the County would be required to pay us this amount in cash if the water rights deed is not transferred to us.
Pursuant to the County Agreement, the County purchased water taps for 38.5 SFEs for approximately $567,500 (which was comprised of $514,600 in cash and 27 acre-feet of water rights valued at approximately $52,900), or $14,740 per tap. The County also paid us, or will pay us, approximately $1.25 million (which can be lowered by the value of the 336 acre-feet of water rights we agreed to acquire as explained above, or approximately $240,000) to design and build certain Special Facilities (as defined below).
We are servicing the Fairgrounds using our Export Water, and therefore, the tap fees we received generated royalty payments to the Land Board totaling approximately $34,500, which was 10% of the net revenues we received from the sale of Export Water taps in fiscal 2006. The agreement with the Land Board requires royalty payments on Export Water sales based on the net revenues we receive. These net revenues are defined as proceeds from the sale of Export Water less direct and indirect costs, including reasonable overhead charges, associated with the withdrawal, treatment and delivery of Export Water. In addition, the tap fees, net of the Land Board royalty, were subject to the CAA. This resulted in us distributing approximately $533,000 of the tap fees received from the County to the escrow agent in September 2005. Based on our CAA ownership at the time, we received back $373,100, or 70% of this distribution. The tap fees we retained were used to construct the Wholesale Facilities required to provide water service to the Fairgrounds.
See also Note 3 – Water, Water Systems and Service Agreements in the accompanying financial statements for a discussion of the funding of the “Special Facilities” at the Fairgrounds as well as a proposed amendment to the County Agreement.
The construction of the Special and Wholesale facilities were completed in our fiscal 2006, and we began providing water service to the Fairgrounds at the opening of the 100th Annual Arapahoe County fair on July 21, 2006. This is when we started recognizing the tap fees and special facilities funding revenue in income (as described in the Critical Accounting Policies section in Item 7 below) and we started depreciating the facilities constructed to serve the Fairgrounds.
Sky Ranch Water Supply and Water Service Agreements
On October 31, 2003, and May 14, 2004, we entered into two Water Service Agreements (collectively the “Sky Ranch Agreements”) with the developer of approximately 950 acres of property located 4 miles north of the Lowry Range along Interstate 70 in Colorado, known as Sky Ranch. Under the Sky Ranch Agreements, once the project commences, we are to provide water service to the homes and other buildings that are expected to be built at Sky Ranch, which could be as high as 4,850 SFEs.

As of the date of this filing, we have not received any payments for tap purchases from the developer and have no information on if or when the developer will begin developing the project and purchase water taps from us. As part of the Sky Ranch Agreements, the developer is required to dedicate approximately 537 acre-feet of water to us in exchange for a $3,400 per tap credit for the first 767 water taps purchased. Additionally, pursuant to the Sky Ranch Agreements, the developer is required to pay us $3.41 million for the construction of certain Special Facilities required to extend service to Sky Ranch. As of August 31, 2007, none of this water has been dedicated to us because Sky Ranch has not yet purchased any water taps, and construction of the Special Facilities has not occurred so therefore none of the $3.41 million for construction of the Special Facilities has been paid.
We also entered into a five year groundwater purchase agreement with Sky Ranch to acquire the 223 acre-feet of Denver Aquifer groundwater located at Sky Ranch, with the final $50,000 payment due in April 2008. As of the date of this filing, we have acquired 40% of this water, or 89.2 acre-feet for payments totaling $100,000. The 89.2 acre-feet of water we have acquired from Sky Ranch, for which we have the water rights deeds, does not have to be used at Sky Ranch, at our discretion it can be used throughout our target service area. We have also paid the developer an additional $100,000 to acquire the next 40% (89.2 acre-feet) of water pursuant to this groundwater purchase agreement, but the developer has not cashed our checks or remitted the water rights deed for this water to us. Therefore, we have not capitalized this 89.2 acre-feet of water purchased as a water asset yet. In addition to this, Sky Ranch is required to make annual option payments to us of $50,000 and $10,400 for the right to use our Export Water at Sky Ranch. As of the date of this filing, we have not received either of the option payments due in fiscal 2007 or 2006, and therefore Sky Ranch is in default on these payments (totaling $120,800). Notwithstanding Sky Ranch being in default on its option fees, our service agreements with Sky Ranch currently remain in effect. Pursuant to the Sky Ranch Agreements, we maintain responsibility to provide water service to up to 1,500 single family units at the Sky Ranch development using the water we have, or expect to acquire, from Sky Ranch. Continued default by Sky Ranch on payment of the option fees places the Sky Ranch development at risk of not being able to use our Export Water to service development in excess of the 1,500 single family units. There is currently no development occurring at Sky Ranch and the developer of Sky Ranch has listed the property for sale.
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
Paradise Water Supply
In 1987 we acquired the conditional rights to build a 70,000 acre-foot reservoir to store Colorado River tributary water and a right-of-way permit from the U.S. Bureau of Land Management for property at the dam and reservoir site. Due to the nature of the Paradise water rights, the significant development costs of water assets along the western slope, and agreements with other western slope water interests, the use of our Paradise Water Supply is limited to opportunities along the western slope. While we continue to identify potential new users for these rights, we cannot assure you that we will ever be able to make use of this asset or sell the water profitably. See discussion of impairment analysis in the Critical Accounting Policies section below.
Every six years our Paradise Water Supply is subject to a Finding of Reasonable Diligence review by the water court and the State Engineer to determine if we are diligently pursuing the development of the water rights. During fiscal 2005 the water court began the latest review. In 2007, we completed the due diligence review with the State Engineers office and received a Finding of Reasonable Diligence, but only after certain objectors came forward. The objectors were questioning our anticipated use of the conditional water rights outside of the Colorado River Basin and the western slope of Colorado. Following months of discussions, we reached an agreement with the objectors on our continued development activities as well as certain milestones to be met during our next diligence period for the Paradise Water Supply, and the objectors agreed to remove their objections from the review process. As a result, we acknowledged that we can only use our Paradise Water Supply in the Colorado River basin, we will consider alternative locations for constructing a reservoir, and we agreed the objectors can have the right to lease up to 10,000 acre-feet of water per year if we develop the Paradise Water Supply.

Revenues
We generate revenues predominately from three sources:
1.	Water and wastewater tap fees,

2.	Construction fees, and

3.	Monthly service fees.
We negotiate the payment terms for tap fees, construction fees, and other water and wastewater service fees with each developer, builder or municipality before we commit to providing service and before construction of the project begins.
Water and Wastewater Tap Fees
Tap fees are paid by the developer in advance of construction activities. Tap fees are designed to fund construction of the “Wholesale Facilities” and defray the acquisition costs of obtaining water rights. Wholesale Facilities are facilities we design, construct, operate, maintain and repair. Wholesale Facilities serve our entire service area or major regions or portions thereof. Wells, treatment plants, pumping stations, tanks, reservoirs, transmission pipelines, and major sewage lift stations are typical examples of Wholesale Facilities. We own the Wholesale Facilities we construct off the Lowry Range. The District owns the Wholesale Facilities constructed on the Lowry Range.
Pursuant to our Rangeview Water Agreements with the District and the Land Board, pricing for water tap fees (as well as water usage charges described further below) is controlled through a market-driven pricing mechanism in which our rates and charges may not exceed the average of similar rates and charges of three nearby communities (referred to as the “rate-based districts”). Due to increases in tap fees at the rate-based districts, effective July 1, 2007, water tap fees increased to $20,000 per tap, which is an increase of 18.8% over the 2006 water tap fee of $16,840 per SFE. Wastewater tap fees remained unchanged at $4,883.
Table A provides a summary of our water tap fees since 2002:
Table A — Water System Tap Fees

	2007	2006	2005	2004	2003	2002
Water tap fees per SFE	$20,000	$16,840	$14,740	$12,420	$11,150	$10,500
Percentage Increase	18.8%	14.2%	18.7%	11.4%	6.2%	—
Developers owning rights to either surface water or groundwater underlying their properties can receive a credit against a portion of their water tap fees if they elect to sell their water to us, which is negotiated at the time of the service agreement.
Construction Fees
The development of water and wastewater systems typically requires the construction of facilities to extend services to an individual development. In cases where these facilities are not available for use by any other developments, these facilities are classified as “Special Facilities.” Special Facilities can include items such as infrastructure required during the construction of the permanent water and wastewater systems, transmission pipelines to transfer water from one location to another, temporary storage facilities, etc. Generally we are not responsible for the design and construction of the Special Facilities; this is typically the developer’s responsibility. However, we are typically responsible for the operation and maintenance of the Special Facilities upon completion. We will accept responsibility for the budgeting, design and construction of the Special Facilities if the developer provides the funding. If the developer constructs the Special Facilities, the facilities must be constructed to our design standards, and the developer is required to dedicate the Special Facilities to us at no charge upon completion. If we construct the Special Facilities, we capitalize the construction costs, and upon completion, we own the Special Facilities.

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
Developers are usually responsible for the design and construction of “Retail Facilities,” which are facilities that transport water throughout an individual subdivision or community. Retail Facilities are constructed pursuant to our design standards and are inspected by our engineers prior to completion. Once we certify that the Retail Facilities have been constructed in accordance with our design criteria, the developer dedicates the Retail Facilities to us or to a quasi-municipal political subdivision of the State of Colorado, such as the District, at no cost. At Sky Ranch, the developer is required to dedicate the Retail Facilities to the District. We, through our agreements with the District, are then responsible for the operation and maintenance of the Retail Facilities.
“Customer Facilities” consist of water service pipelines, plumbing, meters and other components that carry potable water and reclaimed water from the street to the customer’s house and collect wastewater from the customer’s house and transfer it to the collection system. In many cases, portions of the Customer Facilities are constructed by the developer, again pursuant to our design standards, but are owned and maintained by the customer.
Monthly Service Fees
Monthly water usage charges are assessed to customers connected to our water system. The charges are based on actual metered usage each month. Water usage pricing is based on a tiered pricing structure which is based on our rate-based districts. Due to increases at our rate-based districts, the tiered pricing structure has increased over the past several years as noted in Table B below:
Table B — Tiered Pricing Structure

	Price ($ per thousand gallons)
Consumption
(1,000 gallons / month)	2007	2006	2005	2004
Base charge per SFE	$25.11	$20.44	$20.28	$19.80
Zero to 10	$2.55	$2.58	$2.46	$2.40
more than 10 to 20	$3.35	$3.34	$3.17	$3.10
more than 20	$5.96	$5.90	$5.54	$5.40
Revenues are sensitive to timing and volume of water use, meaning the more water used by a customer in a given month, the higher the cost of additional incremental water deliveries to the customer. Based on this, for a typical residential customer using approximately 0.4 acre-feet of water annually, during a typical weather year, water usage fees would approximate $600 per year.
Wastewater customers are charged a flat monthly fee of $39.50 per SFE, or $474 per year per SFE, which was increased on July 1, 2007 from $34.80 per SFE, an increase of 13.5%.
We also collect other relatively small fees and charges from residential customers and other end users to cover miscellaneous administrative and service expenses, such as application fees, review fees and permit fees.

Land Board Royalties and District Fees
Pursuant to the Rangeview Water Agreements, the Land Board is entitled to royalty payments based on a percentage of revenues earned from water sales that utilize water dedicated for use on the Lowry Range or Export Water. The calculation of royalties depends on whether the customer is located on the Lowry Range, or elsewhere, and whether the customer is a public or private entity. In addition, for water sales to customers located on the Lowry Range, the District is entitled to a 5% fee, which is calculated after the royalty payment to the Land Board, and the District is entitled to a fee of 10% of our wastewater fees (not including wastewater tap fees) from customers on the Lowry Range. The Land Board does not receive a royalty from wastewater services.
The Rangeview Water Agreements were written prior to any development of the Lowry Range or areas outside of the Lowry Range that could utilize our Export Water. The terms of the Rangeview Water Agreements did not fully anticipate the specific circumstances of development that have arisen and might arise in the future as we enter into and negotiate agreements for the sale of Export Water and the provision of service to the Lowry Range. Therefore, the Rangeview Water Agreements may not clearly delineate the rights and responsibilities for the forms of transactions that may arise. We anticipate that we will be required to enter into negotiations with the Land Board from time to time to clarify the applicability of contract terms to circumstances that were not anticipated at the time we entered into the Rangeview Water Agreements. We cannot assure you that the outcome of such negotiations will be favorable to us.
Lowry Range Customers
For services to customers located on the Lowry Range, the District collects fees from customers, pays the royalties to the Land Board, retains its own fee, and remits the remainder to us. Payments from customers who are on the Lowry Range generate royalties to the Land Board at a rate of 12% of gross revenues. When either (i) metered production of water used on the Lowry Range in any calendar year exceeds 13,000 acre-feet or (ii) 10,000 surface acres on the Lowry Range have been rezoned to non-agricultural use, finally platted and water tap agreements have been entered into with respect to all improvements to be constructed on such acreage, the Land Board may elect, at its option, to receive, in lieu of its 12% royalty payments, 50% of the aggregate net profits generated derived by the District and Pure Cycle from the sale or other disposition of water on the Lowry Range. To date neither of these conditions has been met.
Export Water Customers
Payments for Export Water also generate royalty payments to the Land Board. These royalties vary depending on a number of factors including whether the customer is a public or private entity.
When we withdraw, treat and deliver the water to the user and incur the costs related to this process, the royalty to the Land Board is based on our “Net Revenues,” which are our gross revenues less costs, including reasonable overhead allocations, incurred as a direct or indirect result of incremental activity associated with the withdrawal, treatment and delivery of Export Water. Royalties payable to the Land Board for Export Water sold escalate based on the amount of Net Revenue we receive and are lower for sales to a water district or similar municipal or public entity than for sales to a private entity as noted in Table C:

Table C — Royalties for Export Water Sales

	Royalty Rate
	Private	Public
Net Revenues	Entity	Entity
$0 - $45,000,000	12%	10%
$45,000,001 - $60,000,000	24%	20%
$60,000,001 - $75,000,000	36%	30%
$75,000,001 - $90,000,000	48%	40%
Over $90,000,000	50%	50%
Our Current Operations
We operate and maintain a water system that provides water and wastewater services to our customers on the Lowry Range. We also designed and constructed a water system that provides Export Water to the Fairgrounds. During fiscal 2007 we delivered approximately 44.4 million gallons of potable water to our customers, which equates to approximately 2 million gallons per month during the winter and over 6.5 million gallons per month during the summer.
We also operate a wastewater treatment plant, which we designed and built, that currently has a permitted capacity of 130,000 gallons per day and receives about 20,000 gallons per day.
We operate and maintain all our water and wastewater facilities with limited assistance from third party contractors. We design, construct and operate the facilities serving customers on the Lowry Range and plan to operate this system, together with facilities serving customers in areas outside the Lowry Range, in a unified manner to capitalize on economies of scale and ensure the most efficient use of our water.
In August 2005, we entered into the County Agreement to provide water services to the Fairgrounds. We commenced service to the Fairgrounds in July 2006.
In 1998, we entered into a water service agreement with the State of Colorado Department of Human Services to provide water and wastewater services to a juvenile correction facility on the northwestern edge of the Lowry Range known as the Ridge View Youth Services Center. This system is designed to provide water and wastewater services for approximately 200 SFEs. We commenced service to the Ridge View Youth Services Center in 2001.
Significant Customers
Ridge View Youth Services Center and Schmidt Aggregates provided approximately 91%, 96% and 98% of our total water and wastewater treatment revenues during the years ended August 31, 2007, 2006 and 2005, respectively.
Our Projected Operations
We design, construct and operate our water and wastewater facilities using advanced cleaning and treatment technologies. We also design our systems to use our water supplies in an efficient manner. We plan to develop our water and wastewater systems in stages to meet incremental demands in our service areas. We will use third party contractors to construct our facilities as needed. We employ licensed water and wastewater operators to operate our water and wastewater systems. At full build-out, we expect to employ professionals that will operate our systems, read meters, bill customers, and manage our operations. We plan to take advantage of advanced technologies to keep personnel requirements and operating costs low, such as systems that enable meter readings and billings to be done remotely, reducing associated handling and labor costs.

We plan to provide an environmentally responsible integrated water management system, as depicted in Table D below, that combines conservation efforts with effective water reuse planning and balanced water supply management. We plan to jointly utilize our surface water rights in the Arkansas River, our two surface water streams that flow through the Lowry Range, deep-well waters from our non-tributary water supplies and our stored reuse water in our irrigation water system, to provide an efficient, environmentally sound, long-term water solution for our customers.
Table D – Our Balanced Water Plan
We anticipate initially developing our Denver based water supplies located on the Lowry Range and phasing the development of our Arkansas River water as connections are added to our system. In order to deliver the Arkansas River water to the Front Range market, a 130 mile pipeline will have to be constructed with an estimated cost of over $400 million (this includes estimated costs of water treatment facilities). We are currently reviewing physical alignments and potential partnerships for construction of this pipeline. Converting the Arkansas Water to municipal use and constructing the pipeline will be a long-term process, which will give us the opportunity to work closely with those who might be impacted by any water transfers. The development of this water will require us to apply for a change of use in the Colorado water court which could take many years and require a significant amount of capital. However, we do not anticipate starting this process in the near term and anticipate that the tap fees and usage fees from taps sold utilizing our Rangeview Water Supply will be sufficient to fund these requirements. We ultimately anticipate being able to service over 100,000 SFE’s with the Arkansas River water.
We expect the development of our Rangeview Water Supply to require between 250 and 300 high capacity water wells ranging in depth from 800 feet to over 2,500 feet. We anticipate drilling separate wells into each of the three principal aquifers located beneath the Lowry Range. Each well is intended to deliver water to central water treatment facilities for treatment prior to delivery to customers. We also intend to build structures to divert surface water to storage reservoirs to be located on the Lowry Range. Our plan is to divert the surface water when available and, prior to distribution to our customers, to treat the surface water with a separate water treatment facility built specifically to treat surface water. Based on preliminary independent engineering estimates, the full build-out of water facilities on the Lowry Range will cost in excess of $340 million and will accommodate water service from the Rangeview Water Supply for up to 80,000 SFE units, which includes both customers located in and outside the Lowry Range service area.

Rangeview Metropolitan District
The District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range. The District will utilize the 15,050 acre-feet of water leased to it by the Land Board located on the Lowry Range for service to customers on the Lowry Range.
The District is run by an elected board of directors. The only eligible voters and the only persons eligible to serve as directors are the owners of property within the boundaries of the District. We own certain rights to the real property which encompasses the current boundaries of the District. The current directors of the District are Mark W. Harding and Scott E. Lehman (employees of Pure Cycle), Ryan T. Clark (by reason of his role as manager of TPC Ventures, LLC, Ryan Clark is deemed an indirect beneficial owner of more than 5% of Pure Cycle common stock) and Tom Lamm.
We are party to a Right of First Refusal Agreement with the owners of the property comprising the District. Pursuant to a tenancy in common agreement, in the event of death, bankruptcy or incompetence of any tenant, that tenant’s estate or representative must offer the property interest of that tenant to the remaining tenants for purchase. If the remaining tenants do not purchase all of such person’s interest, the property must be offered to us pursuant to the Right of First Refusal Agreement. In addition, if any tenant wants to sell his interest in the parcel, such tenant must find a bona fide buyer and then offer the property to us. We have the right, at our option, to buy the property by matching the terms of the bona fide third party offer or by paying the appraised value of the property as determined by independent appraisers. A tenant may also negotiate a sale directly with us if he elects not to locate a bona fide buyer. Each of the directors listed above, as well as Pure Cycle, currently own an undivided interest in the land comprising the District. Under applicable Colorado law, entities are not qualified to serve as directors of municipal districts and may not vote. Our President and Corporate Secretary serve as elected members of the board of directors of the District. Pursuant to Colorado law, directors receive $75 for each board meeting or a maximum of $1,200 per year.
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
It is likely that at some point in the future, the board of directors of the District will be comprised entirely of directors independent from us. As the Land Board develops the Lowry Range, landowners on the Lowry Range may petition to include their land within the District’s boundaries. Provided such petition complies with applicable law, the District is required by its lease with the Land Board to proceed with due diligence to include the area designated in such petition within the District’s boundaries. As the District’s boundaries expand, the base of persons eligible to serve as directors and eligible to vote will also increase.
Water and Growth in Colorado
As the population in Colorado continues to grow, so does the need for obtaining new water sources. Despite the softening housing market that Colorado and the nation have experienced, the US Census Bureau estimated Colorado’s 2006 population at nearly 4.8 million, a 10.5% increase from the census taken in 2000. The Denver Regional Council of Governments (“DRCOG”), a voluntary association of over 50 county and municipal governments in the Denver metropolitan area, estimates the Denver metropolitan area is expected to increase from 2.5 million people to 3.9 million people by the year 2030. With this estimated population increase comes increased demand for water services beyond what the municipal service providers are currently capable of providing. It is estimated that the population growth in the Denver metropolitan area will require an additional 140,000 acre-feet of water annually. This is why the U.S. Department of the Interior has identified the Denver metropolitan area as one region that is ‘highly likely’ to experience a ‘water supply crisis’ by 2025.

With these projected levels of growth, with interest heightened by droughts in Colorado, with most of Colorado’s water being located in the western half of the state while the majority of the population is in the eastern half of the state, water is one of the largest influences on development in Colorado. Due to wide fluctuations in snowfall from year to year and area to area, the amount of surface water that can be captured for use varies greatly. This has lead most water providers in Colorado to actively pursue additional water supplies, including the use of reclaimed wastewater for irrigation and other non-potable uses. Having participated in the Department of Public Health’s regulatory rule making process defining water quality standards for reuse water, we have helped lead the effort in the metropolitan area to design water reuse systems and set reuse water quality standards. In August 2005, the Colorado Department of Public Health and Environment adopted rules defining water quality standards for raw and reclaimed water uses for residential irrigation customers. These rules, as applicable, will be incorporated into our rules and regulations.
Our master plan for our service area, which includes the Lowry Range and all other areas in which we will provide services, calls for the installation of a dual pipe water distribution and reclamation system. A dual pipe distribution system is a system in which one pipe supplies the customer with high quality potable drinking water and a second pipe supplies raw or reclaimed water to homes for irrigation uses. About one-half of the water needed to meet Denver-area residential water demands is used for landscaping and outdoor irrigation of lawns. We, along with most major water providers, believe that raw or reclaimed water supplies provide the lowest cost water for irrigation purposes for customers. We expect to implement an extensive water reclamation system, in which essentially all wastewater treatment plant effluent water will be re-used to meet non-potable water demands. This will enhance our ability to provide quality water service and reinforce our philosophy that emphasizes the importance of water recycling and our commitment to environmentally responsible water management policies.
Competition
Although we have exclusive long term water and wastewater service contracts for the majority of the Lowry Range (we currently have the exclusive rights to serve two of the six initial development sections at the Lowry Range, but are negotiating with the developer to provide services to the entire initial development), providing water service using our Export Water and Arkansas River water is subject to competition. Alternate sources of water are available, principally from other private parties, such as farmers owning senior water rights that are no longer being economically used in agriculture, and municipalities seeking to annex newly developed areas in order to increase their tax base. Our principal competition in areas close to the Lowry Range is the neighboring City of Aurora. The principal factors affecting competition for potential purchasers of our Arkansas River water and Export Water include the availability of water for the particular purpose, the cost of delivering the water to the desired location and the reliability of the water supply during drought periods. We believe the water assets we own and have the exclusive rights to use, which have a supply capacity of over 180,000 SFE units (or roughly 720,000 people), provide us a significant competitive advantage along the Front Range because our legal rights to the assets have been confirmed for municipal use (for our Rangeview Water Supply), a significant portion of our water supply is close to Denver area water users, our pricing structure is competitive and our water portfolio is well balanced with senior surface rights, groundwater rights, storage capacity and reclamation water. Further, the size of the Lowry Range and the amount of property that can be served by the Arkansas River water and Export Water will provide us with economies of scale that should give us advantages over our competitors.
Employees
We currently have three full-time employees.

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
We are dependent on the development of Sky Ranch, the Lowry Range and other areas near our Rangeview Water Supply that are potential markets for our Export Water.
Our Rangeview Water Supply is one of our principal sources of future revenue. The timing and amount of these revenues will depend significantly on the development of the Lowry Range and Sky Ranch. The development of these areas is not within our control. The Lowry Range is owned by the Land Board, which has been considering various development alternatives, including proposals for conservation. In June 2007, the Land Board finalized an agreement with Lend Lease Communities LLC to develop approximately 3,900 acres of the Lowry Range. Of this, we have the right to provide water service to approximately 1,300 acres. The Land Board does not have any development proposals for the remaining approximately 23,100 acres. There is currently no development at Sky Ranch and it is our understanding that the developer of Sky Ranch is attempting to sell the property. There can be no assurance that development will occur or that water sales will occur on acceptable terms or in the amounts or time required for us to support our costs of operation. Because of the prior use of the Lowry Range as a military facility, environmental clean-up may be required prior to development, including the removal of unexploded ordnance. There is often significant delay in adoption of development plans, as the political process involves many constituencies with differing interests. In the event water sales are not forthcoming or development of the Lowry Range is delayed, we may incur additional short or long-term debt obligations or seek to sell additional equity to generate operating capital. If the Land Board determines to limit the use of significant portions of the Lowry Range for conservation, it may limit our ability to fully develop our Rangeview Water Supply.
Our operations are significantly affected by the general economic conditions for real estate development and the pace and location of real estate development activities in the greater Denver metropolitan area, most particularly areas which are close to our Rangeview Water Supply. During 2006 and through August 31, 2007, the Colorado housing market has continued to see declines in new construction, which could continue for some time. Increases in the number of our water and wastewater connections, our connection fees and our billings and collections will depend on real estate development in this area. We have no ability to control the pace and location of real estate development activities which affect our business.
We expect to be involved in on-going negotiations with the Land Board to clarify our rights and obligations with respect to our Rangeview Water Supply and such negotiations may not be successful.
Our Rangeview Water Supply rights derive principally from the Lease between the Land Board and the District which was entered into in 1996 prior to any development of the Lowry Range or of areas outside the Lowry Range that utilize our Export Water. The terms of the Lease did not fully anticipate the specific circumstances of development that have arisen and may not clearly delineate rights and responsibilities for the forms of transactions that may arise in the future as we enter into and negotiate agreements for sale of water and the provision of service to the Lowry Range. We anticipate engaging in negotiations with the State Land Board from time to time to clarify the applicability of contract terms to circumstances that were not anticipated at the time the agreements were entered into. An unfavorable outcome in such negotiations could have a material adverse effect on our financial results. We cannot assure you that such negotiations will be successful.

In order to utilize the Arkansas River water acquired in fiscal 2006, we must apply for a change of use with the Colorado water court and this may take several years to complete.
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
Our Valuation of the Tap Participation Fee payable to HP A&M contains estimates and management assumptions. The actual results could differ significantly from those estimates.
As part of our acquisition of the Arkansas River water rights from HP A&M, we granted HP A&M a Tap Participation Fee entitling HP A&M to receive ten percent (10%) of the gross proceeds of our sales of forty thousand (40,000) water taps. We have estimated the fair value of the Tap Participation Fee payable to HP A&M using available historic market information and estimated future market information. We believe the estimates we used reasonably reflect the fair value of the Tap Participation Fee. Estimates involve matters of uncertainty and judgment and interpreting relevant market data is inherently subjective in nature. Many factors are necessary to estimate future market conditions, including but not limited to, supply and demand for new homes, population growth along the Front Range, cash flows, tap fee increases at our rate-based districts, and other market forces beyond our control. The actual results could differ materially from our estimates which would result in significantly higher fees being paid to HP A&M than what are reflected in our balance sheet and significantly higher imputed interest being reflected on our future statements of operations associated with the Tap Participation Fee.
In the event of default by HP A&M on promissory notes secured by deeds of trust on our properties, we would be required to cure the defaults or lose the properties.
Certain of the properties we acquired from HP A&M are subject to promissory notes, aggregating $13.9 million in principal and interest as of August 31, 2007. The notes are secured by deeds of trust on the properties we own, but are the responsibility of HP A&M. Because the likelihood of HP A&M defaulting on the notes is deemed remote, these promissory notes are not reflected on our balance sheet. However, if HP A&M were to default on the notes, and we did not cure the defaults, we would lose approximately 60 of the 80 real property interests we acquired and the water rights associated with those properties.
Our net losses may continue and we may not have sufficient liquidity to pursue our business objectives.
We have experienced significant net losses and could continue to incur net losses. For the years ended August 31, 2007, 2006 and 2005, we had net losses of approximately $6.9 million, $793,000 and $1,051,000, respectively, on revenues of approximately $265,700, $271,700 and $234,700, in the respective periods. Our cash flows from operations have not been sufficient to fund our operations in the past, and we have been required to raise debt and equity capital to remain in operation. Since 2004, we have raised approximately $21.5 million through the issuance of common stock to support our operations. Our ability to fund our operational needs and meet our business objectives will depend on our ability to generate cash from future operations. If our future cash flows from operations and other capital resources are not sufficient to fund our operations and the significant capital expenditure requirements to build our water delivery systems, we may be forced to reduce or delay our business activities, or seek to obtain additional debt or equity capital, which may not be available on acceptable terms, or at all.

The rates we are allowed to charge customers on the Lowry Range are limited by the Lease with the Land Board and our contract with the District and may not be sufficient to cover our costs of construction and operation.
The prices we can charge for our water and wastewater services on the Lowry Range are subject to pricing regulations set in the Lease with the Land Board. Both the tap fees and our usage rates and charges are based on the average of the rates of our rate-based districts. Annually we survey the tap fees and rates of our rate-based districts and set our tap fees and rates and charges based on the average of those charged by this group. Our costs associated with the construction of water delivery systems and the production, treatment and delivery of our water are subject to market conditions and other factors, which may increase at a significantly greater rate than the prices charged by our rate-based districts. Factors beyond our control and which cannot be predicted, such as drought, water contamination and severe weather conditions, like tornadoes and floods, may result in additional labor and material costs that may not be recoverable under our operations and maintenance contracts, creating additional differences from the costs of our rate-based districts. Increased customer demand may also increase the overall cost of our operations. If the costs for construction and operation of our water services, including the cost of extracting our groundwater, exceed our revenues, we may petition the Land Board for rate increases. There can be no assurance that the Land Board would approve a rate increase request beyond the average of the rate-based districts. Our profitability could be negatively impacted if we experience an imbalance of costs and revenues and are not successful in receiving approval for rate increases.
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
We may be adversely affected by any future decision by the Colorado Public Utilities Commission to regulate us as a public utility.
The Colorado Public Utilities Commission (“CPUC”) regulates investor-owned water companies operating for the purpose of supplying the public. The CPUC regulates many aspects of public utilities’ operations, including the location and construction of facilities, establishing water rates and fees, initiating inspections, enforcement and compliance activities and assisting consumers with complaints.

We do not believe we are a public utility under Colorado law. We currently provide services by contract to the District, which supplies the public. Quasi-municipal metropolitan districts, such as the District, are exempt by statute from regulation by the CPUC. However, the CPUC could attempt to regulate us as a public utility. If this were to occur, we might incur significant expense challenging the CPUC’s assertion of jurisdiction, and we may be unsuccessful. In the future, existing regulations may be revised or reinterpreted, and new laws and regulations may be adopted or become applicable to us or our facilities. If we become regulated as a public utility, our ability to generate profits could be limited and we might incur significant costs associated with regulatory compliance.
There are many obstacles to our ability to sell our Paradise Water Supply.
We currently earn no revenues from our Paradise Water Supply, which as of August 31, 2007 has a recorded cost of approximately $5.5 million. Our ability to convert our Paradise Water Supply into an income generating asset is limited. Due to the nature of the Paradise Water rights and agreements with other western slope water interests, our use of the Paradise Water Supply is limited to opportunities along the western slope. As part of our water court decree for the Paradise Water Supply, we are permitted to construct a storage facility on the Colorado River. However, pursuant to a stipulation entered into with various objectors to our Paradise Water rights, and the strict regulatory requirements for constructing a reservoir on the main stem of the Colorado River, completing the storage facility at its decreed location will be difficult. We cannot assure you that we will ever be able to make use of this asset or sell the water profitably.
Our Paradise Water Supply is also conditioned on a Finding of Reasonable Diligence from the water court every six years. To arrive at that finding, the water court must determine that we continue to diligently pursue the development of the water rights, either directly or indirectly through a third party who has a contractual commitment for its use. If the water court is unable to make such a finding, our right to the Paradise Water Supply would be lost and we would be required to impair the Paradise Water Supply asset and incur a $5.5 million charge against earnings. The fiscal 2005 review was completed in 2007 but not without objectors and not without us having to agree to certain stipulations to remove the objections.
Conflicts of interest may arise relating to the operation of the District.
Our officers, employees and a majority shareholder constitute a majority of the directors of the Rangeview Metropolitan District. In addition, Pure Cycle, along with our officers and employees and one unrelated individual, own, as tenants in common, the 40 acres that form the District. Pursuant to State law, directors receive $75 for each board meeting or a maximum compensation of $1,200 per year. We have made loans to the District to fund its operations. At August 31, 2007, total principal and interest owed to us by the District was approximately $475,700. The District is a party to our agreements with the Land Board and receives fees of 5% of the revenues from the sale of water on the Lowry Range. Proceeds from the fee collections will initially be used to repay the District’s obligations to us, but after these loans are repaid, the District is not required to use the funds to benefit Pure Cycle. We have received benefits from our activities undertaken in conjunction with the District, but conflicts may arise between our interests and those of the District, and with our officers who are acting in dual capacities in negotiating contracts to which both we and the District are parties. We expect that the District will expand when more properties are developed and become part of the District, and our officers acting as directors of the District will have fiduciary obligations to those other constituents. There can be no assurance that all conflicts will be resolved in the best interests of Pure Cycle and its stockholders. In addition, other landowners coming into the District will be eligible to vote and to serve as directors of the District. There can be no assurances that our officers and employees will remain as directors of the District or that the actions of a subsequently elected board would not have an adverse impact on our operations.

We are required to maintain stringent water quality standards and are subject to regulatory and environmental risks.
We must provide water that meets all federal and state regulatory water quality standards and operate our water and wastewater facilities in accordance with these standards. We face contamination and pollution issues regarding our water supplies. Improved detection technology, increasingly stringent regulatory requirements, and heightened consumer awareness of water quality issues contribute to an environment of increased focus on water quality. We cannot assure you that in the future we will be able to reduce the amounts of contaminants in our water to acceptable levels. In addition, the standards that we must meet are constantly changing and becoming more stringent. Future changes in regulations governing the supply of drinking water and treatment of wastewater may have a material adverse impact on our financial results.
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
We own the following amounts of water and other items associated with the water rights – see “Item 1. Description of Our Water Assets and Related Service Agreements”:
•	We own the following assets in the Arkansas River valley in southeastern Colorado:
a.	Approximately 60,000 acre-feet of Arkansas River water represented by over 21,600 shares of the FLCC,

b.	Approximately 17,500 acres of real property land located in the counties of Bent, Otero and Prowers, Colorado, and mineral rights and personal property associated with the real property.
•	We own the following assets located on the Lowry Range:
a.
We own a total gross volume of 1,165,000 acre-feet (approximately 11,650 acre-feet per year) of non-tributary groundwater, an option to substitute 1,650 acre-feet of tributary surface water in exchange for a total gross volume of 165,000 acre-feet of non-tributary groundwater, which we can export from the Lowry Range, and certain surface storage rights on the Lowry Range.

b.
Pursuant to the Rangeview Water Agreements, we have the exclusive right, through 2081, to use approximately 15,050 acre feet of water located at the Lowery Range to serve customers within the District’s service area.

•	We own approximately 70,000 acre-feet of conditional water rights in the Colorado River, water wells and related assets in the State of Colorado by assignment and quitclaim deed.

•
We own 89.2 acre-feet of groundwater located in the Sky Ranch development. This represents 40% of the 223 acre-feet of groundwater we will own upon exercise of our rights under the Denver groundwater purchase agreement.

•	We own 27 acre-feet of groundwater located near the Arapahoe County Fairgrounds site.

•	We own an undivided 59.9% interest as a tenant-in-common in a 40-acre parcel of undeveloped land located in unincorporated Arapahoe County comprising the Rangeview Metropolitan District.
Item 3. Legal Proceedings
None
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of stockholders during the quarter ended August 31, 2007.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market Information
Our common stock is traded on the NASDAQ Capital Market under the symbol PCYO. The high and low sales prices of our common stock, by quarter, for the fiscal years ended August 31, 2007 and 2006 are presented with the Selected Quarterly Financial Information in Item 8 below.
(b) Holders
On October 31, 2007, there were 3,400 holders of record of our common stock.
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
(d) Securities authorized for issuance under equity compensation plans

Number of securities
remaining available
	Number of		for future issuance
	securities to be	Weighted-	under equity
	issued upon	average exercise	compensation plans
	exercise of	price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	140,092	$8.60	1,460,000
Equity compensation plans not approved by security holders	—	—	—

Total	140,092	$8.60	1,460,000

(e) Performance Graph 1
(f) Recent Sales of Unregistered Securities
None.

____________

1.
This performance graph is not “soliciting material,” is not deemed “filed” with the Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. Selected Financial Data
Basic and diluted loss per share and weighted average shares outstanding for the year ended August 31, 2003 reflects a 10-for-1 reverse split that was effective April 26, 2004.

In thousands (except per share data)	August 31,
	2007	2006	2005	2004	2003
Summary of Statement of Operations items:
Total revenues	$265.7	$271.7	$234.7	$205.0	$225.4
Gross margin	$100.5	$197.8	$171.5	$144.4	$187.9
Net loss	$(6,914.7)	$(792.9)	$(1,050.9)	$(1,975.7)	$(321.0)
Basic and diluted loss per share	$(0.37)	$(0.05)	$(0.08)	$(0.22)	$(0.04)
Weighted average shares outstanding	18,590	14,694	13,674	8,880	7,844

Summary Balance Sheet Information:
Current assets	$7,288.4	$3,121.4	$5,740.3	$5,738.7	$593.5
Total assets	$111,891.9	$108,833.9	$26,046.5	$25,625.6	$20,413.4
Long-term liabilities	$53,863.7	$53,789.1	$10,004.4	$12,100.8	$15,980.2
Total liabilities	$54,047.1	$54,169.2	$10,693.7	$12,302.1	$16,032.0
Equity	$57,844.8	$54,664.7	$15,352.7	$13,323.5	$4,381.5
The following items had a significant impact on our operations:
•
In fiscal 2006, we acquired water and real property interests in the Arkansas River Valley. The consideration for these assets consisted of equity valued at approximately $36.2 million, and a Tap Participation Fee agreement valued at approximately $45.6 million (at August 31, 2006), which is payable when we sell water taps. The total consideration of approximately $81.9 million was allocated to the acquired assets based on each asset’s relative fair value. During our fiscal 2007, we imputed approximately $4.7 million of accrued interest on the Tap Participation Fee. See Note 3 – Water, Water Systems and Service Agreements in the accompanying financial statements for more details.

•
In fiscal 2007, we recognized approximately $1.04 million of gain related to the acquisition of certain CAA interests, of which, approximately $765,000 was recorded as additional paid in capital because the CAA interests were acquired from parties that are deemed related to us. See Note 5 – Participating Interests in Export Water in the accompanying financial statements for more details.

•
In fiscal 2006, we recognized $390,900 of gain related to the extinguishment of debt and the acquisition of certain CAA interests. See Note 5 – Participating Interests in Export Water in the accompanying financial statements for more details.

•	In fiscal 2004, we recognized a $1.1 million dollar loss related to the acquisition of certain CAA interests.

•	We did not declare or pay any cash dividends in any of the five years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Readers are cautioned that forward-looking statements contained in this Form 10-K should be read in conjunction with our disclosure under the heading: “SAFE HARBOR STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995” on page 3.
General
Pure Cycle is an investor owned water and wastewater service provider engaged in the design, operation and maintenance of water and wastewater systems. We operate primarily in the Denver metropolitan area and own nearly 12,000 acre-feet of groundwater and/or certain surface water rights in the Denver area. We also own approximately 60,000 acre-feet of Arkansas River water, we have the exclusive rights to use over 15,000 acre-feet of groundwater located at the Lowry Range through the year 2081, and we own 70,000 acre-feet of conditional Colorado River water rights on the western slope of Colorado. We plan to utilize our Denver assets and our Arkansas River water to provide large scale residential/commercial water and wastewater services to customers located along the Front Range of Colorado. We are also exploring ways to use our western slope water for commercial or agricultural purposes along the western slope of Colorado.
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
Impairment of Water Assets and Other Long-Lived Assets
In accordance with FASB Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review our long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows we expect to be generated by the eventual use of the asset (the fair value). For our Denver based assets and the Arkansas River Valley assets, we determined the undiscounted cash flows to be generated by estimating tap sales related to new home development in our service area, less costs to provide water services, including estimated engineering costs, over an estimated development period. Actual new home development in our service area, as well as future tap fees and future operating costs, could vary materially from our estimates which would have a material impact on our financial statements. If such assets are considered to be impaired, the impairment to be recognized would be measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets estimated as described above. For our Paradise Water Supply, we determined the undiscounted cash flows by estimating the proceeds we could derive from the leasing of the water rights to commercial and agricultural users along the western slope of Colorado. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.
Every six years the Paradise Water Supply is subject to a Finding of Reasonable Diligence review by the water court and the State Engineer to determine if we are diligently pursuing the development of the water rights. During fiscal 2005, the water court began this review. In fiscal 2006 we received objections from two parties to our Paradise Water rights. The objectors expressed concerns that we have not diligently pursued the development of the Paradise water rights and they sought additional assurances that we intend to develop this water in the future. In fiscal 2007, we reached an agreement with the objectors and agreed to various stipulations which are described in Note 3 – Water, Water Systems and Service Agreement in the accompanying financial statements. As a result, we received a Finding of Reasonable Diligence on our latest review.
Based on the SFAS 144 impairment analysis performed on our long-lived water assets, we believe there were no impairments in the carrying amounts of our investments in water and water systems at August 31, 2007.
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

As of August 31, 2007, the remaining Participating Interests liability reflected on our balance sheet totaled approximately $2.9 million, and the contingent liability not reflected on our balance sheet totaled approximately $5.3 million. For more information see Note 5 – Participating Interests in Export Water in the accompanying financial statements.
Tap Participation Fee
On August 31, 2006, we acquired 60,000 acre-feet of Arkansas River water along with real property and other associated rights from HP A&M. Along with common stock issued to HP A&M, we agreed to pay HP A&M 10% of our tap fees on the sale of the next 40,000 water taps, of which 38,965 water taps remain to be paid at August 31, 2007. During the due diligence period specified in the Arkansas River Agreement, HP A&M sold certain property rights which pursuant to the terms of the agreement were deemed to be Tap Participation Fee payments. The value of these payments equated to 530 taps under the tap participation section of the Arkansas River Agreement. During our fiscal 2007 we sold 509 shares in the Lower Arkansas Water Management Authority (the “LAWMA Shares”), acquired pursuant to the Arkansas River Agreement, for approximately $850,000. Pursuant to the Arkansas River Agreement, the payments were deemed to be Tap Participation Fee payments, the value of which equated to 505 taps. The Tap Participation Fee is payable when we sell water taps and receive the funds from such water tap sales. The Tap Participation Fee payable to HP A&M was valued based on a discounted cash flow model using highly subjective assumptions and estimates. We will assess the value of the liability whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee beginning September 1, 2006.
Obligations Payable by HP A&M
Certain of the properties we acquired pursuant to the Arkansas River Agreement are subject to outstanding promissory notes with principal and accrued interest totaling approximately $13.9 million at August 31, 2007. These notes are secured by deeds of trust on the properties. We did not assume any of these promissory notes and are not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, we may make payments on any or all of the notes and cure any or all of the defaults. If we do not cure the defaults, we will lose the properties securing the defaulted notes. If HP A&M defaults on the promissory notes, we can foreclose on a defined amount of Pure Cycle stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Although the likelihood of HP A&M defaulting on the notes is deemed remote, we will continue to monitor the status of the notes for any indications of default. We are not aware of any defaults by HP A&M as of August 31, 2007.
Royalty and other obligations
Revenues from the sale of Export Water are shown net of royalties payable to the Land Board. Revenues from the sale of water on the Lowry Range are shown net of the royalties to the Land Board and the fees retained by the District.
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
Results of Operations
Executive Summary
The results of our operations for the years ended August 31, 2007, 2006 and 2005 were as follows:
Table E — Summary Results of Operations

	2007	2006	2005
Millions of gallons of water delivered	44.4	56.6	52.3
Water revenues generated	$149,500	$163,600	$152,300
Water delivery operating costs incurred	$54,600	$48,500	$43,900
Water delivery gross margin %	63%	70%	71%

Wastewater treatment revenues	$60,300	$59,000	$57,500
Wastewater treatment operating costs incurred	$22,800	$17,300	$15,700
Wastewater treatment gross margin %	62%	71%	73%

General and administrative expenses	$2,476,500	$1,544,500	$1,315,300

Net losses	$6,914,700	$792,900	$1,050,900
Water and Wastewater Usage Revenues
Water deliveries during fiscal 2007 dropped approximately 22% over water deliveries in fiscal 2006. This was a result of high precipitation experienced throughout the Front Range of Colorado starting in December 2006 and lasting into the spring of 2007. Increased precipitation results in our customers using less water for irrigation. Water usage fees in fiscal 2007 decreased 9% over fiscal 2006, despite the 22% decrease in gallons delivered. This is a result of increased usage fees on July 1, 2007.
Water deliveries in fiscal 2006 and 2005 were consistent, but usage fees in fiscal 2006 were much higher than fiscal 2005. This is due to increases in usage fees on July 1, 2006.
Our water service charges are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established based on the average of three surrounding communities, referred to as our rate-based districts. Table B included above in Item 1 – Description of Business, outlines our tiered pricing structure and changes during fiscal 2007, 2006 and 2005, respectively.
Our wastewater customers are charged flat monthly fees based on the number of tap connections they have. Wastewater usage fees increased July 1, 2007, from $34.80 to $39.50 per wastewater tap per month and before that they increased July 1, 2005, from $33.70 to $34.80 per wastewater tap per month, which accounts for the changes in revenues between the fiscal years.
Gross margins for water and wastewater services declined in fiscal 2007 over fiscal 2006 and fiscal 2005. This is due to declines in the amount of water delivered. Decreased water deliveries does not typically equate to a decrease in the energy usage within the systems, and therefore, in reduced delivery years, gross margins will typically be lower. The decline is also due to certain testing and compliance expenses incurred during fiscal 2007 not experienced in the previous two years presented. Gross margins for water and wastewater operations remained consistent in fiscal 2006 and 2005.

General and Administrative and Other Expenses
General and administrative (“G&A”) expenses for fiscal 2007 and 2006 were impacted by the adoption of SFAS No. 123 (revised 2004) Share Based Payment (“SFAS 123(R)”), as follows:

	Years ended August 31,
	2007	2006	Increase
G&A expenses as reported	$(2,476,500)	$(1,544,500)	$(932,000)
SFAS 123(R) expenses	287,300	209,600	77,700

G&A expenses less SFAS 123(R) expenses	$(2,189,200)	$(1,334,900)	$(854,300)

We adopted SFAS 123(R) on the first day of our fiscal 2006, so fiscal 2005 was not impacted by SFAS 123(R).
The increase in G&A expenses for the three fiscal years ended August 31, 2007, is mainly attributable to the following:
•
Salaries and related expenses (including SFAS 123(R) expenses and healthcare costs) totaled approximately $1.12 million, $944,800 and $690,500 for the fiscal years ended August 31, 2007, 2006 and 2005, respectively. Without the effects of SFAS 123(R), salary and related expenses in fiscal 2007 and 2006 would have been $833,000 and $735,200, respectively, an increase of $97,800. This increase is mainly attributable to employee bonuses totaling $330,000 in fiscal 2007, paid upon completion of the equity offering in July 2007, which exceeded the $250,000 of bonuses paid in fiscal 2006. Salaries for 2007 (without the impact of SFAS 123(R)) exceeded fiscal 2005 salaries by $142,500, which is mainly attributable to pay raises and the fact that bonuses in fiscal 2005 totaled $150,000.

•
During fiscal 2007, we expensed approximately $256,000 related to water assessment charges payable to the FLCC. This represents our share (based on the number of FLCC shares we own) of FLCC’s annual operating and maintenance expenditures. These charges were not incurred during fiscal 2006 or 2005 because we acquired the Arkansas Water Rights in the fourth quarter of fiscal 2006. Additionally, we expensed approximately $37,200 for work performed in the Arkansas River Valley on our behalf by HP A&M.

•
Professional fees (legal and accounting) totaled approximately $470,300, $187,400 and $173,500, for the years ended August 31, 2007, 2006 and 2005, respectively. Approximately $190,000 of the increases from fiscal 2005 to fiscal 2007 was a result of services performed in connection with our consultations with the Staff of the Securities and Exchange Commission completed during fiscal 2007. The remaining increase was a result of the internal control audits as a result of the Sarbanes-Oxley Act of 2002 and related items.

•
Franchise fees to the State of Delaware and NASDAQ listing fees increased approximately $113,500 since fiscal 2006 due to the increase in our total assets as a result of the Arkansas River water acquisition and the issuance of common stock as a result of the exercising of stock options.

•	We paid approximately $40,000 in consulting fees related to our discussions with Lend Lease Communities LLC as it relates to the potential development of six sections of the Lowry Range.
Depreciation and depletion charges for the years ended August 31, 2007, 2006 and 2005 were approximately $366,100, $20,100 and $7,900, respectively. The year to year increases are mainly a result of depreciation charges associated with the water delivery fixtures acquired from HP A&M on August 31, 2006 (depreciation began on September 1, 2006) and depreciation of capitalized legal costs associated with the HP A&M asset acquisition. In addition, in late fiscal 2006 we began depreciating the costs incurred to extend the water system to the Arapahoe County Fairgrounds. We expect the depreciation and depletion charges going forward to remain consistent with the fiscal 2007 charges.

Interest income totaled approximately $155,700, $191,000 and $149,600 in fiscal 2007, 2006 and 2005, respectively. This represents interest earned on the temporary investment of capital in available-for-sale securities, interest accrued on the note payable by the District and interest accrued on the Special Facilities construction proceeds receivable from the County. The decrease for fiscal 2007 over 2006 is due to fewer funds being invested and earning interest as a result of the Arapahoe County construction project in fiscal 2006 and cash used in operations. Interest income in fiscal 2008 is expected to increase as we have increased our invested capital by approximately $4.0 million as a result of the equity offering in July 2007.
Imputed interest expense related to the Tap Participation Fee payable to HP A&M totaled approximately $4.7 million for the year ended August 31, 2007. This represents the expensed portion of the difference between the relative fair value of the liability and the net present value of the liability recognized under the effective interest method.
Interest expense – related parties was approximately $0, $7,100 and $21,400 in fiscal 2007, 2006 and 2005, respectively. All interest bearing debt – related parties, was paid off or extinguished as of August 31, 2006. The significant decrease from 2005 to 2006 was due to repayments of related party debt. In late fiscal 2004 we retired $3.6 million of related party debt (which included accrued interest) and in December 2005 we retired $558,800 of related party debt (which included accrued interest). See Note 7 – Long-Term Debt in the accompanying financial statements.
Interest expense – non-related parties was approximately $0, $19,300 and $12,600 in fiscal 2007, 2006 and 2005, respectively. All interest bearing debt was extinguished as of August 31, 2006. The increase from fiscal 2005 to fiscal 2006 was due to increases in interest rates.
Our net losses, as reported in our statements of operations in fiscal 2007, 2006 and 2005, were approximately $6.9 million, $792,900 and $1.05 million, respectively. Our reported net losses have been materially impacted by the imputed interest on the Tap Participation Fee and stock-based compensation expense recognized pursuant to SFAS 123(R). In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the imputed interest and stock-based compensation expenses on our reported net losses and loss per share. Because these items do not require the use of current assets, management does not include these items in its analysis of our financial results or how we allocate our resources. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of these significant items on our financial results.

	Years ended August 31,			Change
	2007	2006	2005	2007-2006	2007-2005
Net loss as reported	$(6,914,700)	$(792,900)	$(1,050,900)	$(6,121,800)	$(5,863,800)

Interest imputed on Tap Participation Fees payable to HP A&M	4,669,700	—	—	4,669,700	4,669,700

SFAS 123(R) expenses	287,300	209,600	—	77,700	287,300

Net loss less imputed interest and SFAS 123’(R) expenses	$(1,957,700)	$(583,300)	$(1,050,900)	$(1,374,400)	$(906,800)

Net loss per common share as reported	$(0.37)	$(0.05)	$(0.08)	$(0.32)	$(0.30)

Interest imputed on Tap Participation Fees payable to HP A&M	0.25	—	—	$0.25	$0.25

SFAS 123(R) expenses	0.02	0.01	—	$0.00	$0.02

Net loss per common share less non-cash interest and SFAS 123’(R) expenses	$(0.10)	$(0.04)	$(0.08)

Weighted avererage common shares outstanding	18,589,737	14,693,585	13,674,156

Liquidity and Capital Resources
At August 31, 2007, our working capital, defined as current assets less current liabilities, was approximately $7.1 million, and we had cash and cash equivalents and marketable securities on hand totaling approximately $6.9 million. We believe that at August 31, 2007, we have sufficient working capital to fund our operations for the next year. However, there can be no assurance that we will be successful in marketing the water from our primary water projects in the near term. In the event increased revenues and cash flows from providing water and wastewater services are not achieved, we may incur additional short or long-term debt or seek to sell additional equity securities to generate working capital to support our operations.
Development of the water that we own, have rights to use, or may seek to acquire, will require substantial capital investments. We anticipate that capital required for the development of the water and wastewater systems will be financed through the sale of water taps to developers and water delivery charges to users. A water tap charge refers to a charge we impose to fund construction of Wholesale Facilities and permit access to a water delivery system (e.g., a single-family home’s tap into our water system), and a water service charge refers to a water customer’s monthly water bill, generally including a base charge and consumption charges per 1,000 gallons of water delivered to the customer. We anticipate tap fees will be sufficient to generate funds with which we can design and construct the necessary Wholesale Facilities. However, once we receive tap fees from a developer, we are contractually obligated to construct the Wholesale Facilities for the taps paid, even if our costs are not covered by the fees we receive. We cannot assure you that our sources of cash will be sufficient to cover all our capital costs.
On August 31, 2006, we finalized the Arkansas River Agreement whereby we purchased approximately 60,000 acre-feet of Arkansas River water, real property and certain other related assets. Pursuant to the Arkansas River Agreement we agreed to pay HP A&M 10% of our tap fees received on the sale of the next 40,000 water taps. We have estimated the Tap Participation Fee payable to HP A&M at approximately $45.6 million (as of August 31, 2006, which is $49.5 million as of August 31, 2007, including $4.7 million of imputed interest) based on a discounted cash flow valuation analysis. The actual amount to be paid could exceed our estimates. See Note 3 – Water, Water Systems and Service Agreements in the accompanying financial statements. Tap participation payments are not payable to HP A&M until we receive water tap fees.
We are obligated to pay the FLCC water assessment charges which are the charges assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal. The calendar 2007 charges totaled approximately $270,000, which we expect to remain relatively consistent for calendar 2008.
On August 3, 2005, we entered into the County Agreement to provide water service to the Fairgrounds. Pursuant to the County Agreement, funding of $1.25 million for the construction of the Special Facilities will come from the County and will be provided as follows: (i) an initial payment of $397,000 (received in August 2005), and (ii) $848,000 paid over ten years, which includes interest at 6%, which based on currently scheduled payments will result in us receiving $286,000 in interest. Upon the delivery of a water rights warranty deed by the County to us for approximately 336 acre-feet of groundwater, the amount payable over ten years will be reduced by approximately $240,000, which is the value of groundwater. Since we have not received this water rights deed, the value of the water to be conveyed to us is currently included in the construction proceeds receivable account on our balance sheet. See Note 3 – Water, Water Systems and Service Agreements in the accompanying financial statements for additional information regarding the County Agreement and a proposed amendment.
In accordance with SAB 104, upon completion of construction of the Fairgrounds facilities and the initiation of water service to the Fairgrounds in July 2006, we began ratably recognizing tap fee revenue as income. The tap fees received from the County are being recognized in income over the estimate useful life of the constructed assets, or 30 years. For the year ended August 31, 2007, we recognized water tap fee revenues of approximately $14,300.

On October 31, 2003, and then on May 14, 2004, we entered into the Sky Ranch Agreements with the developer of Sky Ranch. Pursuant to the Sky Ranch Agreements we are required to provide water for all homes and buildings to be constructed at Sky Ranch, which could go as high as 4,850 SFE units. Pursuant to the Sky Ranch Agreements, the developer must purchase at least 400 water taps before occupancy of the first home. The Sky Ranch Agreements permit the developer to add additional taps annually, with at least 310 taps to be purchased each year after construction begins. This schedule is designed to provide us with adequate funds with which to construct the Wholesale Facilities needed to provide water service to the areas being developed. We do not currently have any information regarding when or if Sky Ranch will begin development. See also Item 1. Business — Sky Ranch Water Supply and Water Service Agreements above for information regarding the developer of Sky Ranch being in default on the Sky Ranch Agreements.
To the extent that water service is provided using Export Water, we are required to pay a royalty to the Land Board equal to 12% of the net revenue after deducting direct and indirect costs, including a reasonable charge for overhead, associated with the withdrawal, treatment and delivery of Export Water. The developer of Sky Ranch is currently in default on the option agreements. If the developer cures the defaults, we expect to dedicate approximately 1,200 acre-feet, or approximately 10%, of our Export Water supply (which is about 4.2% of our overall Rangeview Water Supply) for the Sky Ranch project. We estimate we will spend approximately $25.0 million for infrastructure costs related to the development and delivery of water to the Sky Ranch development.
At August 31, 2007, we had outstanding debt to one related party totaling approximately $26,500. All other interest bearing notes with scheduled maturities were repaid or extinguished during fiscal 2006 as described in the accompanying financial statements. The remaining note payable was paid in full in October 2007.
Operating Activities
Operating activities include revenues we receive from the sale of water and wastewater services to our customers, costs incurred in the delivery of those services, general and administrative expenses, and depletion/depreciation expenses.
Cash used by operating activities was approximately $2.4 million, $767,600 and $818,300 for the fiscal years ended August 31, 2007, 2006 and 2005, respectively. Cash used by operations in 2007 included the following significant cash payments:
•	Approximately $833,000 in wages and related employee expenses, which is $98,000 higher than 2006 due mainly to additional bonuses to management and employees following the equity offering;

•	Approximately $345,500 of FLCC water assessment charges since September 2006, this includes our fiscal 2007 assessments and a portion of the calendar 2006 assessments;

•
Approximately $470,000 of professional fees, which is significantly higher than fiscal 2006, mainly due to approximately $180,000 for professional fees related to consultations with the Staff of the Commission of the SEC;

•
Approximately $260,000 for Delaware franchise fees and NASDAQ listing fees, which is approximately $201,000 higher than the cash paid in 2006 mainly due to the increased assets and number of shares outstanding as a result of the Arkansas River water acquisition (the $260,000 paid in fiscal 2007 includes amounts expensed in fiscal 2007 and 2006);

•	Approximately $136,000 for directors fees and expenses, which includes approximately $50,000 for insurance.
Cash used by operations decreased from fiscal 2005 to 2006 due to lower salaries following the passing away of our former CEO and decreased health insurance costs for the same reason and because we switched to a new insurance provider, offset by an increase in management bonuses and increased board of director fees, annual retainers, and insurance.

During fiscal 2007, 2006 and 2005, we accrued interest on the note receivable from the District of approximately $23,500, $21,500 and $16,900, respectively. The increase is caused by increases in interest rates. These amounts were offset by decreases in accrued interest on notes payable of approximately $0, $26,400 and $34,000 in fiscal 2007, 2006 and 2005, respectively. The decreases in interest expense are due to the extinguishment of all interest bearing debt as of August 2006, with the extinguishment of $896,000 of principal and accrued interest in August 2006, the repayment of $558,800 of notes payable to a related party in December 2005 and the repayment of $1.6 million of debt along with approximately $2.0 million of accrued interest in fiscal 2004.
We will continue to provide domestic water and wastewater service to customers in our service area and we will continue to operate and maintain our water and wastewater systems with our own employees.
Investing Activities
We continue to invest in the acquisition, development and maintenance of our water systems. On August 31, 2006 we acquired the Arkansas River water, represented by the shares in the FLCC and certain other real and personal property, in exchange for equity and a Tap Participation Fee payable when we sell water taps. In total, we expended $288,600 related to legal and engineering costs associated with this acquisition, which have been capitalized as part of the costs of the acquired assets.
During fiscal 2006, we invested approximately $2.4 million in the construction of the facilities required to provide water service to the Fairgrounds which were completed in July 2006, with minimal construction related expenditures continuing into fiscal 2007, which were accrued at August 31, 2006.
We intend to exercise our rights to acquire the final 20% of the Sky Ranch groundwater pursuant to the agreement for the purchase of Denver Aquifer groundwater for $50,000 in fiscal 2008. In fiscal fiscal 2007 and 2006 we paid $100,000 for the purchase of 40% of the groundwater, but the purchases have not been capitalized as part of our water assets because the developer has not cashed the checks and we have not received the water rights deeds. Because we have been unable to obtain any response from the developer, we do not know when we will obtain these deeds.
We also continue to invest in legal and engineering fees associated with certain water rights, and we continue to invest in the right-of-way permit fees to the Department of Interior Bureau of Land Management and legal and engineering costs for our Paradise Water Supply.
Cash provided by (used in) investing activities for fiscal 2007, 2006 and 2005 was approximately $2.5 million, ($1.64) million and $197,900, respectively. The most significant investing activities that generated cash flows were the sale or maturity of approximately $2.0 million of investments, the sale of $850,000 of LAWMA shares and the sale of certain non-irrigated land in the Arkansas Valley. These were offset by approximately $208,100 of temporary investments in marketable securities, $84,600 of expenditures for fixed assets, and $40,000 of cash invested in Well Enhancement and Recovery Systems, LLC (see Note 4 – Investment in Well Enhancement and Recovery Systems, LLC, to the accompanying financial statements). The most significant investments in fiscal 2006 related to the construction of the Fairgrounds water system and costs incurred in connection with the acquisition of the Arkansas River water. During fiscal 2005, we maintained temporary investments of funds generated from the equity offering in fiscal 2004 and capitalized approximately $404,500 of costs related to our water assets, which included approximately $223,000 related to the start of construction of the Fairgrounds water system. During fiscal 2005, we received option payments totaling $60,400 from the developer of Sky Ranch related to the potential use of Export Water (which were not received in fiscal 2007 or 2006). As of August 31, 2007, Sky Ranch option payments totaling $120,800 are past due. We have been unable to collect these amounts from Sky Ranch and we have no assurances as to when these amounts will be paid.

Financing Activities
Cash provided by financing during fiscal 2007, 2006 and 2005 was approximately $5.6 million, $807,500 and $1.0 million, respectively. In July 2007, we finalized our equity offering of 1.2 million shares of common stock and raised approximately $9.0 million. Concurrent with the equity offering, we acquired approximately $10.5 million of CAA interests for cash payments totaling approximately $2.6 million. Also in 2007, we made a Tap Participation Fee payment of approximately $850,000 to HP A&M as a result of the sale of the LAWMA shares described above, and we received approximately $57,300 from the County related to the construction proceeds receivable. In fiscal 2006 the main financing item was $1.18 million received from persons exercising outstanding options and warrants offset by $195,600 of debt payments to retire debt with our former CEO and $174,900 paid to CAA holders related to the County Agreement. Fiscal 2005 cash provided by financing activities included the receipt of approximately $676,500 related to exercises of stock options and the receipt of $397,200 of special facilities funding from the County.
Impact of Recently Issued Accounting Pronouncements
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
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, (“FAS 157”), which establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years, and the interim periods within those fiscal years, beginning after November 15, 2007 (September 1, 2008 for us). We are currently evaluating the impact of this standard on our financial statements.
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
Total Contractual Cash Obligations

		Payments due by period
		Less than 1		1-3		3-5		More than 5
	Total	year		years		years		years
Contractual obligations
Long-term debt obligations	$26,542	$26,542		$—		$—		$—
Operating lease obligations	12,000	12,000		(a	)	(a	)	(a	)
Investment in Well Enhancement and Recovery Systems, LLC	30,000	—		—		—		—
Participating Interests in Export Water	2,851,037	(b	)	(b	)	(b	)	(b	)
Tap Participation Fee payable to HP A&M	104,582,000	(c	)	(c	)	(c	)	(c	)

Total	$107,501,579	$38,542		$—		$—		$—

(a)
Our only operating lease is related to our office space. The lease is month-to-month and is cancelable upon thirty days notice. Due to this not being a long-term lease, payments cannot be reasonably estimated beyond one year.

(b)
The participating interests liability is payable to the CAA holders upon the sale of Export Water, and therefore, the timing of the payments is uncertain and not reflected in the above table by period.

(c)
The Tap Participation Fee payable to HP A&M is payable upon the sale of water taps. Because the timing of these water tap sales is not fixed and determinable, the estimated payments are not reflected in the above table by period. The amount listed above includes an unamortized discount of approximately $55.1 million. The valuation of the Tap Participation Fee payable to HP A&M is a significant estimate based on available historic market information and estimated future market information. Many factors are necessary to estimate future market conditions, including but not limited to, supply and demand for new homes, population growth along the Front Range, cash flows, tap fee increases at our rate-based districts, and other market forces beyond our control. Because the estimates and assumptions used to value the Tap Participation Fees payable to HP A&M are subjective, actual results could vary materially from the estimates.

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
Interest Rates. The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term investments, consisting primarily of United States Treasury Obligations and other investment grade debt securities. As of August 31, 2007, the fair value of our marketable securities was approximately $800,000 with maturity dates through January 2008. A hypothetical 50 basis point change in interest rates would not result in a material decrease or increase in the fair value of our marketable securities . We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.
Rates and Charges. Our rates and charges are based on the average of our rate based districts and could vary dramatically from year to year. The rates charged by our rate based districts might not provide us sufficient funds to support our operations and capital required to fund construction activities. Based on the increases in taps fees and usage charges at our rate based districts over the last several years as noted in Table A above, we expect rates and charges to continue to be sufficient to meet our operational and construction needs.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Pure Cycle Corporation
We have audited the accompanying balance sheet of Pure Cycle Corporation as of August 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the year ended August 31, 2007. We also have audited Pure Cycle Corporation’s internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pure Cycle Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation as of August 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Pure Cycle Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ GHP HORWATH, P.C.
Denver, Colorado
November 12, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors
Pure Cycle Corporation:
We have audited the accompanying balance sheet of Pure Cycle Corporation (the “Company”) as of August 31, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the years ended August 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation at August 31, 2006, and the results of its operations and its cash flows for the years ended August 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pure Cycle Corporation’s internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting because of the existence of a material weakness.
As discussed in Note 1 to the financial statements included within the Form 10-K/A filed by the Company on April 16, 2007, the 2006 financial statements have been restated.
As discussed in Note 2, effective September 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) “Share—Based Payment.”
/s/ Anton Collins Mitchell LLP
Denver, Colorado
November 10, 2006, except for the
effect of the restatement discussed in
Note 1 to the financial statements included
within the Form 10-K/A filed by the
Company on April 16, 2007, which is
dated April 10, 2007.

PURE CYCLE CORPORATION
BALANCE SHEETS

	August 31,
	2007	2006
ASSETS:
Current assets:
Cash and cash equivalents	$6,095,075	$374,069
Marketable securities	799,802	2,529,406
Trade accounts receivable	70,217	65,420
Interest receivable	11,585	36,880
Prepaid expenses	246,968	50,825
Current portion of construction proceeds receivable	64,783	64,783

Total current assets	7,288,430	3,121,383

Investments in water and water systems, net	103,248,427	104,455,868

Construction proceeds receivable, less current portion, including $240,075 expected to be paid with water rights	792,719	800,172
Note receivable – Rangeview Metropolitan District, including accrued interest	475,734	452,230
Assets held for sale	77,940	—
Investment in Well Enhancement and Recovery Systems, LLC	4,431	—
Property and equipment, net	4,210	4,287

Total assets	$111,891,891	$108,833,940

LIABILITIES:
Current liabilities:
Accounts payable	$15,056	$34,650
Accrued liabilities	85,919	289,596
Deferred revenues	55,800	55,800
Current debt – related party	26,542	—

Total current liabilities	183,317	380,046

Long-term debt – related party	—	26,542
Deferred revenues, less current portion	1,557,711	1,613,515
Participating Interests in Export Water Supply	2,851,037	6,514,116
Tap Participation Fee payable to HP A&M, net of discount of $55.1 million and $59.0 million	49,455,000	45,635,000

Total liabilities	54,047,065	54,169,219

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock:
Par value $.001 per share, 25 million shares authorized; Series B – 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433

Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 19,995,338 and 18,348,834 shares outstanding	67,512	61,602
Additional paid-in capital	91,650,897	80,609,875
Treasury stock, at cost, 256,800 and 130,279 shares of common stock	(1,979,447)	(1,009,534)
Accumulated comprehensive income (loss)	7,168	(10,654)
Accumulated deficit	(31,901,737)	(24,987,001)

Total stockholders’ equity	57,844,826	54,664,721

Total liabilities and stockholders’ equity	$111,891,891	$108,833,940

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS

	For the Years Ended August 31,
	2007	2006	2005

Revenues:
Metered water usage	$149,539	$163,560	$152,247
Wastewater treatment fees	60,335	59,008	57,453
Special facility funding	41,508	3,494	—
Water tap fees	14,294	1,191	—
Sky Ranch options	—	44,416	21,619
Other	—	—	3,335

Total revenues	265,676	271,669	234,654

Expenses:
Water service operations	(54,631)	(48,508)	(43,873)
Wastewater service operations	(22,817)	(17,312)	(15,684)
Depletion and depreciation	(87,739)	(8,078)	(743)
Other	—	—	(2,858)

Total cost of revenues	(165,187)	(73,898)	(63,158)

Gross margin	100,489	197,771	171,496

General and administrative expenses	(2,476,462)	(1,544,516)	(1,315,320)
Depreciation	(278,360)	(12,004)	(7,148)

Operating loss	(2,654,333)	(1,358,749)	(1,150,972)

Other income (expense):
Interest income	155,712	190,987	149,611
Gain on extinguishment of contingent obligations and debt	271,127	390,866	—
Gain on sale of land	17,927	—	—
Gain (loss) on sales of marketable securities	142	10,414	(15,563)
Share of losses of Well Enhancement and Recovery Systems, LLC	(35,569)	—	—
Imputed interest expense related to the Tap Participation Fees payable to HP A&M	(4,669,742)	—	—
Interest expense — related parties	—	(7,120)	(21,359)
Interest expense	—	(19,258)	(12,598)

Net loss	$(6,914,736)	$(792,860)	$(1,050,881)

Net loss per common share – basic and diluted	$(.37)	$(.05)	$(.08)

Weighted average common shares outstanding – basic and diluted	18,589,737	14,693,585	13,674,156

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY

							Additional	Accumulated
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Total
August 31, 2004 balance:	432,513	$433	13,316,135	$44,387	—	$—	$36,407,105	$14,834	$(23,143,260)	$13,323,499

Reimbursement to former CEO	—	—	300,000	1,000	—	—	2,414,000	—	—	2,415,000
Warrants exercised	—	—	29,714	99	—	—	(99)	—	—	—
Stock options exercised	—	—	684,132	2,284	(73,154)	(554,939)	1,229,153	—	—	676,498
Unrealized loss on investments	—	—	—		—	—	—	(11,381)	—	(11,381)
Net loss	—	—	—		—	—	—	—	(1,050,881)	(1,050,881)

Comprehensive loss										(1,062,262)

August 31, 2005 balance:	432,513	433	14,329,981	47,770	(73,154)	(554,939)	40,050,159	3,453	(24,194,141)	15,352,735

Related party debt extinguishment gain	—	—	—	—	—	—	363,208	—	—	363,208
CAA acquired and debt extinguished	—	—	242,169	807	—	—	2,127,389	—	—	2,128,196
Arkansas River water acquisition	—	—	3,000,000	10,000	—	—	36,230,000	—	—	36,240,000
Warrants exercised	—	—	15,520	52	—	—	27,884	—	—	27,936
Stock options exercised	—	—	891,443	2,973	(57,125)	(454,595)	1,601,624	—	—	1,150,002
Stock based compensation	—	—	—	—	—	—	209,611	—	—	209,611
Unrealized loss on investments	—	—	—	—	—	—	—	(14,107)	—	(14,107)
Net loss	—	—	—	—	—	—	—	—	(792,860)	(792,860)

Comprehensive loss										(806,967)

August 31, 2006 balance:	432,513	433	18,479,113	61,602	(130,279)	(1,009,534)	80,609,875	(10,654)	(24,987,001)	54,664,721

CAA acquired	—	—	—	—	—	—	765,071	—	—	765,071
Equity offering (net of $275,000 expenses)	—	—	1,200,000	4,000	—	—	9,020,608	—	—	9,024,608
Stock options exercised	—	—	538,836	1,796	(126,521)	(969,913)	968,117	—	—	—
Restricted stock grant	—	—	34,189	114	—	—	(114)	—	—	—
Stock based compensation	—	—	—	—	—	—	287,340	—	—	287,340
Unrealized gain on investments	—	—	—	—	—	—	—	17,822	—	17,822
Net loss	—	—	—	—	—	—	—	—	(6,914,736)	(6,914,736)

Comprehensive loss		—								(6,896,914)

August 31, 2007 balance:	432,513	$433	20,252,138	$67,512	(256,800)	$(1,979,447)	$91,650,897	$7,168	$(31,901,737)	$57,844,826

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS

	For the years ended August 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(6,914,736)	$(792,860)	$(1,050,881)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest on Tap Participation Fees payable to HP A&M	4,669,742	—	—
Depreciation, depletion and other non-cash items	368,960	20,082	7,891
Stock based compensation expense included with general and administrative expenses	287,340	209,611	—
Share of losses of Well Enhancement and Recovery Systems, LLC	35,569	—	—
(Gain) loss on sales of marketable securities	(142)	(10,414)	15,563
Gain on sale of fixed assets	(17,927)	—	—
Interest added to note receivable –
Rangeview Metropolitan District	(23,504)	(21,508)	(16,917)
Interest added to construction proceeds receivable	(49,877)	—	—
Extinguishment of contingent obligations and debt	(271,127)	(390,866)	—
Interest accrued on long-term debt – related parties	—	7,120	21,360
Interest accrued on long-term debt	—	19,258	12,597
Changes in operating assets and liabilities:
Export water proceeds to be remitted to escrow agent	—	174,890	(174,890)
Trade accounts receivable	(4,797)	(15,361)	179
Interest receivable and prepaid expenses	(170,849)	(27,250)	(1,862)
Accounts payable and accrued liabilities	(223,271)	19,957	(124,235)
Deferred revenues	(55,804)	39,754	492,933

Net cash used for operating activities	(2,370,423)	(767,587)	(818,262)

Cash flows from investing activities:
Sales and maturities of marketable securities	1,955,669	4,833,174	5,971,735
Sale of LAWMA shares	849,742	—	—
Sale of property and equipment	19,250	—	—
Purchase of property and equipment	(3,003)	(2,781)	(5,660)
Capitalized acquisition costs	(37,600)	(173,110)	—
Investment in Well Enhancement and Recovery Systems LLC	(40,000)	—	—
Investments in water and water systems	(46,983)	(2,411,746)	(404,519)
Purchase of marketable securities	(208,101)	(3,885,238)	(5,424,071)
Sky Ranch option payments received	—	—	60,400

Net cash provided (used) by investing activities	2,488,974	(1,639,701)	197,885

Cash flows from financing activities:
Proceeds from the sale of common and preferred stock, net	9,024,608	1,177,938	676,498
Payments received on construction proceeds receivable	57,330	—	—
Payments to contingent liability holders	(4,516)	(174,890)	(3,120)
Tap Participation Fee payments to HP A&M	(849,742)	—	—
Payments to purchase contingent liabilities	(2,625,225)	—	—
Payments on long-term debt – related parties	—	(195,573)	—
Construction funding	—	—	397,235
Reimbursement to former CEO	—	—	(50,555)

Net cash provided by financing activities	5,602,455	807,475	1,020,058

Net change in cash and cash equivalents	5,721,006	(1,599,813)	399,681
Cash and cash equivalents – beginning of year	374,069	1,973,882	1,574,201

Cash and cash equivalents – end of year	$6,095,075	$374,069	$1,973,882

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007, 2006 AND 2005
NOTE 1 — ORGANIZATION
Pure Cycle Corporation (the “Company”) was incorporated in Delaware in 1976. The Company owns water assets in the Denver, Colorado metropolitan area, in the Arkansas River Valley in southern Colorado, and the Colorado River on the western slope of Colorado. The Company is currently using its water assets located in the Denver metropolitan area to provide water and wastewater services to customers located in and around its service area. The Company is a vertically integrated service provider owning water supplies and providing a full line of water and wastewater services including the design and construction of water and wastewater systems as well as the operation and maintenance of such systems. The Company’s business focus is to provide water and wastewater service to customers within its service area and other areas throughout the Denver metropolitan area and the Front Range of Colorado.
The Company believes that at August 31, 2007, it has sufficient working capital and financing sources to fund its operations for at least the next year. However, there can be no assurances that the Company will be successful in marketing its water on terms that are acceptable to the Company. The Company’s ability to generate working capital from its water and wastewater projects is dependent on its ability to successfully market the water, or in the event it is unsuccessful, to sell the underlying water assets. In the event increased sales are not achieved, the Company may incur additional short or long-term debt or seek to sell additional shares of the Company’s common or preferred stock, as deemed necessary by the Company, to generate sufficient working capital.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Proceeds from tap fees and construction fees are deferred upon receipt and recognized in income based on whether or not the Company owns the infrastructure constructed with the proceeds. Tap fees and construction fees derived from agreements in which the customer will own the assets constructed with the fees (for example the assets constructed for use on the Lowry Range pursuant to the Company’s service agreement with the Rangeview Metropolitan District (the “District”)) are recognized in accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts, whereby the Company recognizes revenue and costs of construction using the percentage-of-completion method. Tap fees and construction fees derived from agreements for which the Company will own the infrastructure (for example the assets constructed for use at the Arapahoe County Fairgrounds (the “Fairgrounds”)) are recognized in accordance with Staff Accounting Bulletin No. 104 Revenue Recognition (“SAB 104”), whereby the up-front fees are recognized ratably over the estimated service life of the facilities constructed, starting at completion of construction.
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
The Company recognized approximately $14,300 and $1,200 of water tap fee revenues in fiscal 2007 and 2006, respectively, related to the Agreement for Water Services (the “County Agreement”) signed with Arapahoe County (the “County”) in August 2005. The Wholesale Facilities required to provide water service to the Fairgrounds were completed in fiscal 2006 in time for the Fairgrounds opening date on July 21, 2006. In accordance with SAB 104 and Accounting Principles Generally Accepted in the United States of America (“GAAP”), the Company began recognizing the water tap fees as revenue ratably over the estimated service period upon completion of the Wholesale Facilities. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the Comprehensive Amendment Agreement No. 1 (the “CAA”) as further described in Note 5 below.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007, 2006 AND 2005
The Company recognized approximately $41,500 and $3,500 of Special Facilities funding as revenue in fiscal 2007 and 2006, respectively. This is the ratable portion of the Special Facilities funding paid and payable by the County as more fully described in Note 3 below.
No water tap fees or construction revenues were recognized during the year ended August 31, 2005.
As of August 31, 2007, the Company has deferred recognition of approximately $1.6 million of tap fee and construction fee revenue, which will be recognized as revenue ratably over the estimated life of the assets constructed with the construction proceeds as described above.
If costs meet the Company’s capitalization criteria, costs to construct “Wholesale Facilities” and “Special Facilities” are capitalized as incurred, including interest, and depreciated over their estimated useful lives. Costs of delivering water and providing wastewater service to customers are recognized as incurred.
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
Cash and Cash Equivalents. Cash and cash equivalents include all highly liquid debt and equity instruments with original maturities of three months or less. The Company’s cash equivalents are comprised of money market funds, investments in debt securities and investments in commercial paper. As of August 31, 2007 and 2006, the Company has no investments in equity instruments.
Financial Instruments. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and investments in marketable securities. The Company places its cash equivalents and investments with a high quality financial institution. At various times throughout fiscal 2007, cash deposits have exceeded federally insured limits. The Company invests its excess cash primarily in money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.
Cash Flows. The Company did not pay any interest or income taxes during the three years ended August 31, 2007.
Marketable Securities. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations each reporting period.
Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company had no investments classified as held-to-maturity at August 31, 2007 or 2006.   Debt securities for which the Company does not have the positive intent or ability to hold to maturity are classified as available-for-sale, along with any investments in equity securities. Securities classified as available-for-sale are marked-to-market at each reporting period. Changes in value on such securities are recorded as a component of Accumulated comprehensive income. The cost of securities sold is based on the specific identification method.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007, 2006 AND 2005
The following is a summary of marketable securities at August 31, 2007:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Commercial paper	$95,500	$—	$—	$95,500
U.S. government debt securities with unrealized gains	597,984	2,197	—	600,181
U.S. corporate debt securities with unrealized gains	194,650	4,971	—	199,621

Total investments	888,134	7,168	—	895,302
Less cash equivalents	95,500	—	—	95,500

Total marketable securities	$792,634	$7,168	$—	$799,802

The following is a summary of marketable securities at August 31, 2006:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Commercial paper	$149,156	$—	$—	$149,156
U.S. government debt securities:
With unrealized losses:
Less than 12 months	993,129	—	(3,584)	989,545
Greater than 12 months	299,742	—	(2,109)	297,633
U.S. corporate debt securities:
With unrealized gains	295,400	593	—	295,993
With unrealized losses:
Less than 12 months	702,503	—	(4,529)	697,974
Greater than 12 months	249,286	—	(1,025)	248,261

Total investments	2,689,216	593	(11,247)	2,678,562
Less cash equivalents	(149,156)	—	—	(149,156)

Total marketable securities	$2,540,060	$593	$(11,247)	$2,529,406

For the years ended August 31, 2007 and 2006 gross realized gains totaled approximately $100 and $10,400, respectively. For the year ended August 31, 2005 gross realized losses totaled approximately $15,600. The Company actively monitors the performance of its investments and adopted a new investment policy in fiscal 2005 to more closely align its investment portfolio with its expected capital requirements. Losses incurred during 2005 were the result of the Company shortening its average maturity in its investment portfolio to allow it more flexibility regarding anticipated capital needs in the short-term and to allow it to capitalize on rising interest rates.
The Company’s marketable securities mature at various dates through January 2008.
Accounts receivable. The Company records accounts receivable net of allowances for uncollectible accounts (none as of August 31, 2007 or 2006). Any allowance for uncollectible accounts would be determined based on a review of past due accounts.
Fair value of financial instruments. The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of cash, cash equivalents, accounts receivable, accounts payable, and notes receivable) approximates fair value based upon prevailing interest rates available to the Company. The fair value of the note receivable from the District is not practicable to estimate due to the District being a related party.
Long-Lived Assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the eventual use of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes there are no impairments in the carrying amounts of its long-lived assets at August 31, 2007.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007, 2006 AND 2005
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
On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options during the years ended August 31, 2007 and 2006 had no impact on the income tax provisions.
The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of September 1, 2005, the first day of the Company’s fiscal 2006. In accordance with the modified prospective transition method, the Company’s financial statements for periods prior to fiscal 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the years ended August 31, 2007 and 2006, was approximately $287,300 and $209,600, respectively.
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as a period expense over the requisite service period in the statement of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s statements of operations for the years ended August 31, 2007 and 2006, included (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of, September 1, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (ii) compensation expense for the share-based payment awards granted subsequent to September 1, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with SFAS 123(R), stock-based compensation expense recognized in the statements of operations for the years ended August 31, 2007 and 2006, is based on awards ultimately expected to vest. The Company does not expect any forfeitures of its prior option grants and therefore the compensation expense has not been reduced for estimated forfeitures. No options were forfeited

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007, 2006 AND 2005
by option holders during the three years ended August 31, 2007. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006 presented below, the Company would have accounted for forfeitures as they occurred, if any had occurred. The Company attributes the value of stock-based compensation to expense using the straight-line single option method for all options granted.
Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s statements of operations for the year ended August 31, 2005. If the Company had recognized stock-based compensation expense pursuant to SFAS 123 for the year ended August 31, 2005 in its statements of operations, the results would have been as follows:

Net loss, as reported	$(1,050,881)
Add back stock-based employee compensation expense included in reported net loss	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all options and warrants	(168,000)

Pro forma net loss	$(1,218,881)

Weighted average common shares outstanding – basic and diluted	13,674,156

Pro forma net loss per share	$(0.09)

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
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007, 2006 AND 2005
Accumulated Comprehensive Income (Loss). In addition to net loss, comprehensive income (loss) includes the cumulative unrecognized changes in the fair value of marketable securities that are classified as available-for-sale.
Loss per Common Share. Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 140,092, 661,428 and 1,523,391 common share equivalents as of August 31, 2007, 2006 and 2005, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.
Reclassifications. Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation.
NOTE 3 — WATER, WATER SYSTEMS AND SERVICE AGREEMENTS
The Company’s water and water systems consist of the following costs and accumulated depreciation and depletion as of August 31:

	2007		2006
		Accumulated		Accumulated
		Depreciation		Depreciation
		and		and
	Costs	Depletion	Costs	Depletion

Arkansas River Valley assets	$81,234,547	$(265,466)	$82,125,952	$—
Rangeview water supply	13,949,036	(4,408)	13,924,448	(3,768)
Rangeview water system	167,720	(38,032)	167,720	(28,862)
Paradise water supply	5,525,017	—	5,520,836	—
Fairgrounds water and water system	2,669,924	(94,325)	2,653,995	(7,225)
Sky Ranch water supply	100,000	—	100,000	—
Water supply – other	5,307	(893)	3,022	(250)

Totals	$103,651,551	$(403,124)	$104,495,973	$(40,105)

Net investments in water and water systems	$103,248,427		$104,455,868

Depletion and Depreciation. The Company recorded approximately $600, $900 and $700 of depletion charges for the fiscal years ended August 31, 2007, 2006 and 2005, respectively. This related entirely to the use of the Rangeview Water Supply. No depletion is taken against the Arkansas River water, the Paradise Water Supply or Sky Ranch Water Supply because these assets have not been placed into service as of August 31, 2007.
The Company recorded approximately $365,500, $19,200 and $7,200 of depreciation expense during the years ended August 31, 2007, 2006 and 2005, respectively.
Arkansas River Valley Assets. The Company owns the following Arkansas River Valley assets, which were acquired when the Company entered into the Asset Purchase Agreement (the “Arkansas River Agreement”) with High Plains A&M LLC (“HP A&M”) in fiscal 2006:
•
60,000 acre-feet of senior water interests in the Arkansas River and its tributaries represented by approximately 21,600 shares of the Fort Lyon Canal Company (“FLCC”) (collectively these are referred to as the “Water Rights”),

•
Approximately 80 separate real estate properties (or approximately 17,500 acres of land) located in the counties of Bent, Otero and Prowers, Colorado, currently used for agricultural purposes (the “Properties”) (certain of the Properties are subject to mortgages maintained by HP A&M as further described below), and

•
Certain contract rights, tangible personal property, mineral rights, and other water interests related to the Water Rights and Properties (collectively the Water Rights, Properties, and related assets are referred to as the “Acquired Assets”).

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007, 2006 AND 2005
The Company acquired the Water Rights to enhance and better balance its water portfolio by increasing its rights to senior surface water which is being demanded by cities and municipalities granting land use approvals and to increase its inventory of water and capacity to serve additional customers. The Properties and other non-water assets were acquired because the rights to the Arkansas River water the Company seeks to transfer for use in the Denver market are based on the quantity of water historically used to irrigate crops grown on the Properties.
The shares in the FLCC acquired by the Company represent the amount of water the Company owns in the Fort Lyon Canal. The FLCC is a non-profit mutual ditch company that is responsible for the maintenance and operation of the 110 mile Fort Lyon Canal.
Each of the Properties acquired by the Company are subject to operating leases. The Company assumed title to the farm leases effective August 31, 2006. Pursuant to a property management agreement between HP A&M and the Company, HP A&M will manage the leases for a period of five years (through August 31, 2011) and will receive all lease payments from the lessees as a management fee. Because the Company does not have the risk of loss associated with the leases (HP A&M’s management fee is equal to the lease income for the next five years, and contractually HP A&M has the risk of loss on the leases), in accordance with Emerging Issues Task Force No. 99-19 Reporting Revenue Gross as Principal versus Net as an Agent, the lease income and management fees are reflected on a net revenue basis throughout the term of the management agreement.
The $81.9 million value of the consideration paid to HP A&M (comprised of the equity and Tap Participation Fee described below) was allocated to the Acquired Assets based on estimates of each asset’s, or group of assets’, respective fair value. Because the estimated value of the consideration paid was less than the total fair value of the Acquired Assets, the relative values assigned to the Acquired Assets were ratably reduced. The relative fair value of the Water Rights of $97.5 million was determined by an independent third party appraisal. The relative fair value of the remaining assets of approximately $4.8 million was determined by internal studies. The amounts recorded as other assets consists of professional fees and other acquisition related costs.
The Water Rights will be depleted in accordance with the Company’s depletion policies once the Water Rights are being utilized for their intended purpose. The remaining depreciable assets are being depreciated over their estimated useful lives of three to seven years consistent with the Company’s depreciation policies.
Tap Participation Fee
As consideration for the Acquired Assets, on August 31, 2006, the Company issued HP A&M 3,000,000 shares of Pure Cycle common stock valued at approximately $36.2 million. The Company also granted HP A&M the right to receive ten percent (10%) of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 40,000 water taps (the “Tap Participation Fee”) (the 40,000 figure was reduced to 39,470 at the August 31, 2006, closing date because HP A&M sold certain assets and properties not related to the FLCC shares which were subject to the Arkansas River Agreement and were available for credit against the Tap Participation Fee), valued at approximately $45.6 million at the acquisition date. The Tap Participation Fee is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the year ended August 31, 2007. However, it did sell additional assets unrelated to the FLCC shares which were credited towards the Tap Participation Fee. See sale of Lower Arkansas Water Management Association shares (“LAWMA shares”) below.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007, 2006 AND 2005
The $49.5 million estimated fair value of the Tap Participation Fee at August 31, 2007 (which includes imputed interest of approximately $4.7 million) was determined using a discounted cash flow analysis of the projected future payments to HP A&M. The Company determined this value by estimating new home development in the Company’s service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver, Colorado metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver, Colorado metropolitan area. This development pattern was then applied to future water tap fees that were calculated using historical water tap fees. The realizable value of the Tap Participation Fee payable to HP A&M was discounted to August 31, 2006, using a rate that approximates the prevailing rate the Company believes would be available to similar companies in its industry. Actual development may differ substantially from the estimated new home development in the Company’s service area, which may have a material effect on the estimated fair value of the Tap Participation Fee payable to HP A&M, and such differences may have a material impact on the Company’s financial statements. The valuation of the Tap Participation Fee payable to HP A&M is a significant estimate based on available historic market information and estimated future market information. Many factors are necessary to estimate future market conditions, including but not limited to, supply and demand for new homes, population growth along the Front Range, cash flows, tap fee increases at our rate-based districts, and other market forces beyond the Company’s control.
The Company imputes interest expense on the unpaid Tap Participation Fee using an effective interest method over the estimated development period utilized in the valuation of the liability. During the year ended August 31, 2007, the Company imputed interest of approximately $4.7 million related to the Tap Participation Fee.
After five years, under circumstances defined in the Arkansas River Agreement, the Tap Participation Fee can increase to 20% and the number of water taps subject to the Tap Participation Fee would be correspondingly reduced by half. The Tap Participation Fee is subject to acceleration in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.
Purchase Price Adjustment
During the second quarter of fiscal 2007, the Company completed its evaluation of the fair value of the LAWMA shares acquired from HP A&M on August 31, 2006. At August 31, 2006, the Company did not allocate any of the consideration issued to HP A&M to the LAWMA shares because the number of LAWMA shares acquired and the value of those shares was unknown at the date of the asset acquisition. Based on information obtained during the second quarter, the Company adjusted its allocation to reflect the acquisition of 554 LAWMA shares. The LAWMA shares were determined to have a value of approximately $927,700, which was based on the amount realized from the sale of 509 LAWMA shares as described below.
Because the Company intended to sell the LAWMA shares, the LAWMA shares should have been reflected as assets held for sale as of the acquisition date, if the Company would have been able to determine the fair value of the LAWMA shares at the date of the acquisition. Based on this, the Company re-allocated the purchase price, as of the date the value of the LAWMA shares became known, to the Acquired Assets. In the adjustment process, the LAWMA shares (which are assets held for sale) have been allocated their full net realizable value, approximately $927,700, and the remaining value of the consideration has been re-allocated to the remaining Acquired Assets based on each individual asset’s relative fair value. The effect of this is a reduction in the value assigned to the Acquired Assets, which are held for use, of $927,700.
Sale of LAWMA Shares
During the year ended August 31, 2007, the Company sold 509 LAMWA shares for approximately $849,700. Pursuant to the Arkansas River Agreement, 100% of the proceeds from the sale of the LAWMA shares were required to be paid to HP A&M. This results in a credit to the Tap Participation Fee Payable to HP A&M equivalent to the sale of 505 water taps, which incorporates the full consideration of the LAWMA transaction credits based on the water tap fees charged by the Company at the date of sale. As of August 31, 2007, the remaining taps subject to the Tap Participation Fee are 38,965. Because the LAWMA shares were sold at their allocated fair value, the Company did not recognize any gain or loss on the transaction.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007, 2006 AND 2005
As of August 31, 2007, the Company owns 45 remaining LAWMA shares valued at approximately $77,900, which are valued based on the sales value of the 509 LAWMA shares sold. Because the Company plans to dispose of these LAWMA shares, pursuant to Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment of Long-Lived Assets, the net book value of the remaining LAWMA shares has been reflected on the balance sheet as held for sale. The LAWMA shares are not currently being depleted. Management continues to evaluate offers and believes that the estimated selling price less estimated cost to sell equals or exceeds the net book value of the LAWMA shares remaining and therefore there is no impairment loss.
Promissory Notes Payable by HP A&M
Certain of the properties the Company acquired are subject to outstanding promissory notes with principal and accrued interest totaling approximately $13.9 million at August 31, 2007. These promissory notes are secured by deeds of trust on the Properties. The Company did not assume any of these promissory notes and is not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, at the Company’s sole discretion, the Company may make payments pursuant to any or all of the notes and cure any or all of the defaults. If the Company does not cure the defaults, it will lose the properties securing the defaulted notes. If HP A&M defaults on the promissory notes, the Company can foreclose on a defined amount of stock issued to HP A&M and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Because HP A&M would lose such a substantial amount of equity and Tap Participation Fee, and based on the financial stability of HP A&M and its owners and affiliated companies, the probability of HP A&M defaulting on the notes is deemed remote. As far as the Company is aware, HP A&M did not default on any of the promissory notes during the Company’s fiscal 2007.
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
Additional Agreements and Information
Upon the closing, the Company and HP A&M also entered into the following agreements:
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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007, 2006 AND 2005
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

•
A registration rights agreement, pursuant to which the Company granted HP A&M one demand right to register 750,000 shares of Pure Cycle common stock and piggyback rights to register an additional 750,000 shares of Pure Cycle common stock (HP A&M exercised its piggyback rights in July 2007 and therefore the Company registered 750,000 shares of common stock held by HP A&M); and

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
In order to utilize the Arkansas River water in the Company’s service areas, the Company will be required to convert this water to municipal and industrial uses. Change of water use must be done through the Colorado water courts and several conditions must be present prior to the water court granting an application for transfer of a water right. A transfer case would be expected to include the following provisions: (i) a provision of anti-speculation in which the applicant must have contractual obligations to provide water service to customers prior to the water court ruling on the transfer of a water right, (ii) the applicant can only transfer the “consumptive use” portion of its water rights (the Company expects to face opposition to any consumptive use calculation of the historic agricultural uses of its water), (iii) applicants likely would be required to mitigate the loss of tax base in the basin of origin, (iv) applicants would likely have re-vegetation requirements requiring them to restore irrigated soils to non-irrigated, and (v) applicants would be required to meet water quality measures which would be included in the cost of transferring the water rights. The Company will likely need to construct a pipeline, which would be approximately 130 miles long and cost in excess of $400 million, in order to transport the Arkansas River water to its potential customers along the Front Range. The cost for this pipeline is expected to be funded through tap sales utilizing the Company’s existing Denver based assets, but there can be no assurances that the Company will be able to generate the funds necessary to complete the pipeline without additional debt or equity offerings.
Rangeview Water Supply and Water System. The Rangeview Water Supply and water system costs represent the costs of assets acquired or facilities constructed to extend water service to customers located on and off the Lowry Range. The recorded costs of the Rangeview Water Supply includes payments to the sellers of the Rangeview Water Supply, design and construction costs and certain direct costs related to improvements to the asset including legal and engineering fees.
The Company acquired the Rangeview Water Supply beginning in 1996 when (i) the Company entered into the Agreement for Sale of Export Water with the District, a quasi-municipal political subdivision of the State of Colorado; (ii) the District entered into the Amended and Restated Lease Agreement with the Land Board, which owns the Lowry Range; and (iii) the Company entered into the Service Agreement with the District for the provision of water service to the Lowry Range (collectively these agreements are referred to as the “Rangeview Water Agreements”).
The 26,700 acre-feet Rangeview Water Supply is a combination of tributary surface water and storage rights and nontributary groundwater rights associated with the Lowry Range, a 27,000 acre property owned by the Land Board, which is located approximately 15 miles southeast of Denver. The Rangeview Water Agreements require 15,050 acre-feet of water per year be used specifically on the Lowry Range, which the Company has the exclusive rights to use. The Rangeview Water Agreements also provide for the Company to use surface reservoir storage capacity in providing water service to customers both on and off the Lowry Range. The Company owns the rights to use the remaining 11,650 acre-feet of non-tributary groundwater, which can be exported off the Lowry Range to serve area users (referred to as “Export Water”). The Company also has the option with the Land Board to exchange an aggregate gross volume of 165,000 acre-feet of groundwater for 1,650 acre-feet per year of adjudicated surface water.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007, 2006 AND 2005
Based on independent engineering estimates, the 15,050 acre-feet of water designated for use on the Lowry Range is capable of providing water service to approximately 46,500 SFE units, and the 11,650 acre-feet of Export Water owned by the Company can serve approximately 33,600 SFE units throughout the Denver metropolitan region.
Pursuant to the Rangeview Water Agreements, the Company will design, finance, construct, operate and maintain the District’s water and wastewater systems to provide service to the District’s customers on the Lowry Range. On the Lowry Range, the Company will operate both the water and the wastewater systems during the contract period and the District will own both systems. After 2081, ownership of the water system servicing customers on the Lowry Range will revert to the Land Board, with the District retaining ownership of the wastewater system. The Company owns the Export Water and will use it to provide water and wastewater services to customers off the Lowry Range. The Company will also own all the facilities required to extend water and wastewater services off the Lowry Range. The Company plans to contract with third parties for the construction of these facilities.
Rates and charges for all water and wastewater services on the Lowry Range, including tap fees and usage or monthly fees, are governed by the terms of the Rangeview Water Agreements. The Company’s rates and charges are reviewed annually and are based on the average of similar rates and charges of three surrounding municipal water and wastewater service providers. These represent gross fees and to the extent that water service is provided using Export Water, the Company is required to pay royalties to the Land Board ranging from 10% of gross revenues to 50% of net revenue after deducting certain costs. In exchange for providing water service to customers on the Lowry Range, the Company will receive 95% of all water service fees received by the District, after the District pays the required royalties to the Land Board totaling 12% of gross revenues received from water sales. In exchange for providing wastewater service for the District’s customers, the Company will receive 100% of the District’s wastewater tap fees and 90% of the District’s wastewater usage fees.
The Company delivered approximately 44.4 million, 56.6 million and 52.3 million gallons of water to customers on the Lowry Range in fiscal 2007, 2006 and 2005, respectively.
Arapahoe County Fairgrounds Agreement for Water Service. Effective August 3, 2005, the Company entered into the County Agreement with the County to design and construct a water system for, and provide water services to, the Fairgrounds. Pursuant to the County Agreement: (i) the County purchased water taps for 38.5 SFEs for $567,490, or $14,740 per tap; (ii) the Company agreed to design and construct the required Special Facilities, for which the County agreed to provide funding of $1,245,168; and (iii) the Company agreed to acquire rights to approximately 363 acre-feet of groundwater from the County for $293,013. As of August 31, 2007, the water rights deed for 336 acre-feet of water has not been transferred to the Company, and therefore, the cost of this water has not been capitalized on the accompanying balance sheet. However, the value of approximately $240,000 is included in the construction proceeds receivable account until such time as the County transfers the water rights deed to the Company. The other 27 acre-feet of groundwater, valued at $52,938, has been capitalized in the accompanying balance sheet as of August 31, 2007.
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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007, 2006 AND 2005
In addition, tap fees under service agreements in which Export Water will be utilized are subject to the CAA, which is described in more detail in Note 5 below. Net tap fees subject to the CAA totaled $532,968, which were the tap fees received from the County less the $34,522 Land Board royalty. The $532,968 was distributed by the escrow agent as required by the CAA in September 2005. Based on the 2004 CAA acquisitions made by the Company, the Company received $373,078, or 70%, of the distribution and external parties received $159,890, or 30%.
The tap fees retained by the Company were used to fund construction of the Wholesale Facilities required to extend water service to the Fairgrounds. In July 2006 the Company completed construction of the Wholesale Facilities and in accordance with SAB 104 began ratably recognizing $428,000 of tap fees in income. The $428,000 is comprised of the tap fees received by the Company of $567,490, decreased by (i) royalties to the Land Board of $34,522; and (ii) 65% of the total payments made to external CAA holders (which is more fully described in Note 5 below) or $104,136. For the years ended August 31, 2007 and 2006, the Company recognized approximately $14,300 and $1,200 of tap fee revenue, respectively.
Pursuant to the County Agreement, the County is providing funding of approximately $1.245 million for the design and construction of the Special Facilities, to be paid as follows:
•	An initial cash payment of approximately $397,000, which was paid in August 2005,
•	The transfer of approximately 336 acre-feet of water, valued at approximately $240,000, and
•	The balance of approximately $607,900 in monthly payments over 10 years (including interest at 6% per annum).
The monthly payments payable by the County were originally $6,850. However, pursuant to the County Agreement, because the County had not transferred the 336 acre-feet of water to the Company upon the completion of construction, the balance owed the Company was not reduced by the value of the water rights to be transferred (approximately $240,000) and is therefore still included in the construction proceeds receivable account. As a result, the monthly payments being charged to the County in fiscal 2007 was $9,555. The County made six payments of $9,555 each through December 2006, but then ceased making payments because the County disagreed with the increase. As a result, in October 2007, the Company and the County agreed in principal to amend the County Agreement, whereby the County would (i) make the principal and interest payments on the original $607,900 balance owed to the Company (or approximately $6,850 per month for ten years), (ii) pay half of the interest (at 6% per annum) calculated on the value of the water rights that have not been transferred to the Company as of yet, and (iii) transfer the water rights valued at approximately $240,000. In addition, the County made a one-time payment of approximately $54,800, which represents the amounts past due under the proposed amendment to the County Agreement. The County and the Company are diligently working to complete this amendment to the County Agreement, but as of the date of the filing of this Annual Report on Form 10-K for the year ended August 31, 2007, the amendment has not been finalized.
In accordance with GAAP, the total construction funding of $1.25 million is deferred and will be recognized as revenue over the expected service period, which is also the estimated useful life of the Special Facilities constructed with the funds. During the years ended August 31, 2007 and 2006, the Company recognized approximately $41,500 and $3,500 of Special Facilities revenue, respectively.
Sky Ranch Water Supply and Water Service Agreements. On October 31, 2003, and May 14, 2004, the Company entered into two Water Service Agreements (collectively the “Sky Ranch Agreements”) with the developer of approximately 950 acres of property located 4 miles north of the Lowry Range along Interstate 70 known as Sky Ranch. Pursuant to the Sky Ranch Agreements the Company will provide water for all homes and buildings to be constructed at Sky Ranch, which could go as high as 4,850 SFE units. The developer is obligated to purchase a minimum of 400 water taps from the Company before occupancy of the first house in Sky Ranch and a minimum of 310 annually thereafter. This tap purchase schedule is designed to provide the Company with adequate funds with which to construct the Wholesale Facilities required to provide water service. As additional water taps are acquired due to continued development of Sky Ranch, the Company will expand the infrastructure to meet demand as necessary. The Company has not received any payments for tap purchases from the developer as of August 31, 2007, and the Company does not know if or when Sky Ranch will purchase water taps.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007, 2006 AND 2005
As part of the Sky Ranch Agreements, the Company will purchase approximately 537 acre-feet of water through future tap credits totaling $2.6 million on the first 767 taps purchased by the developer. In lieu of the developer receiving these credits, the Company will utilize the funds to construct certain Special Facilities required in order for the Company to provide water service to Sky Ranch. As of August 31, 2007, this water has not been purchased by the Company because Sky Ranch has not purchased any water taps.
On October 31, 2003, the Company entered into the Denver Groundwater Purchase Agreement (the “DGPA”) with the developer of Sky Ranch. The DGPA provides the Company the right to purchase a total of 223 acre-feet of adjudicated decreed water rights owned by the developer for five payments of $50,000 each, totaling $250,000. Under the DGPA, the Company can acquire 44.6 acre-feet of water per year (or 20% of the total 223 acre-feet) for $50,000. In fiscal 2005 and 2004, the Company exercised its rights and purchased a total of 89.2 acre-feet of Denver aquifer groundwater for payments totaling $100,000, which was deeded to the Company at the dates of purchase. At the Company’s discretion, this water can be used either on Sky Ranch or elsewhere in the Company’s target service area. In fiscal 2007 and 2006, the Company exercised its rights to acquire another 40% (89.2 acre-feet) of water per the DGPA from Sky Ranch. However, as of August 31, 2007, Sky Ranch has not cashed the Company’s payments nor has the Company received the water rights deeds as required by the DGPA. The Company anticipates purchasing the remaining 20% of the Sky Ranch groundwater pursuant to the DGPA, by exercising its rights in fiscal 2008 for the final payment of $50,000. The Company will not capitalize any of these payments until it receives the water rights deeds from Sky Ranch.
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
The Sky Ranch Agreements provide the developer options to use a combined 1,200 acre-feet of Export Water per year at Sky Ranch after a defined number of taps have been purchased for use at Sky Ranch unless the developer allows the options to expire. The Sky Ranch Agreements call for two options: (i) annual installments of $50,000 over five years (the “Sky Ranch Option”), and (ii) annual installments of $10,400 over five years (the “Hills Option”). Option fees received before the options are exercised or allowed to expire will not be refunded and are deferred and recognized into income ratably until the next option payment is due.
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
As of August 31, 2007, the developer of Sky Ranch has not remitted the Sky Ranch Option payments or the Hills at Sky Ranch Option payments due in our fiscal 2007 and 2006, and therefore the payments, which total $120,800, are past due. Notwithstanding Sky Ranch being in default on its option fees, the Sky Ranch and Hills at Sky Ranch Agreements remain in effect. Continued default by Sky Ranch on payment of option fees for Export Water places the Sky Ranch development at risk of not being able to use our Export Water to service development in excess of the 1,500 single family units. There is currently no development occurring at Sky Ranch and the developer of Sky Ranch has listed the property for sale. Whether Sky Ranch exercises these options or not has no bearing on the DGPA and the Company fully intends to complete its purchase of the remaining water covered by the DGPA, and to pursue delivery of the deeds for the water acquired.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007, 2006 AND 2005
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
Every six years the Paradise Water Supply is subject to a Finding of Reasonable Diligence review by the water court and the State Engineer to determine if the Company is diligently pursuing the development of the water rights. During fiscal 2005, the water court began the latest review. In fiscal 2006 the Company received objections from two parties to its Paradise Water rights. In fiscal 2007, the Company received a Finding of Due Diligence from the State Engineer because the Company and the objectors reached an agreement on the objections. The agreement called for the Company to acknowledge that, pursuant to agreements entered into prior to the Company’s acquisition of the Paradise Water Supply, it is required to use the water along the western slope of Colorado, the Company will investigate reservoir sites that are not located directly on the main channel of the Colorado River, and the Company will lease up to 10,000 acre-feet of water to the objectors for a minimal annual lease payment subject to the parties ratable participation in the development costs of the reservoir project.
In accordance with FASB Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company reviews its long-term assets, including the Paradise water supply, for indicators of impairment. Consistent with SFAS 144, the Company compares the carrying amount of the Paradise Water Supply to the sum of the undiscounted cash flows from the expected eventual use of the asset. Assessment of the recoverability of the carrying value of the Paradise Water Supply assumes the Company generates cash flows from the leasing of the Paradise Water Supply to commercial and agricultural uses along the western slope of Colorado. Because the fair value exceeds the carrying value of the Paradise water supply no impairment was found to exist.
NOTE 4 — INVESTMENT IN WELL ENHANCEMENT AND RECOVERY SYSTEMS, LLC
Effective January 30, 2007, the Company entered into an Operating Agreement with Mr. Ryan Clark (who is deemed the indirect beneficial owner of approximately 7% of the Company’s common stock by means of his role as manager of TPC Ventures, LLC) and Hydro Resources, Inc. (collectively the Company, Ryan Clark and Hydro Resources, Inc. are referred to as the “LLC Owners”) to form Well Enhancement and Recovery Systems, LLC (“Well Enhancement LLC”). Well Enhancement LLC was established to develop a proprietary new deep water well enhancement tool which the LLC Owners believe will increase the efficiency of deep water wells in the Denver metropolitan area. Each of the LLC Owners holds a 1/3 interest in Well Enhancement LLC. The president of the Company will act as the manager of Well Enhancement LLC.
The Company accounts for its investment in Well Enhancement LLC under the equity method pursuant to Accounting Principles Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock (as amended) and Emerging Issues Task Force Issue No. 03-16 Accounting for Investments in Limited Liability Companies. As of August 31, 2007, the Company’s Investment in Well Enhancement and Recovery Systems, LLC account on its balance sheet includes $40,000 of capital contributions made to date by the Company (total initial capital contribution will be approximately $70,000 per LLC Owner) and its 1/3rd share of the $106,700 of net losses of Well Enhancement LLC through August 31, 2007. As of August 31, 2007, Well Enhancement LLC’s balance sheet consisted entirely of approximately $13,300 of cash and its results of operations for the seven months ended August 31, 2007 consisted of $106,700 of expenses related to the design of the well enhancement tool.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007, 2006 AND 2005
NOTE 5 — PARTICIPATING INTERESTS IN EXPORT WATER
The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990’s. The acquisition was consummated with the signing of the Comprehensive Amendment Agreement No. 1 (the “CAA”) in 1996. Upon entering into the CAA, the Company recorded an initial liability of approximately $11.1 million, which represents the cash the Company received and used to purchase its Export Water Supply. In return, the Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the Participating Interest holders. In accordance with EITF Issue No 88-18 Sales of Future Revenues, the obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability is not reflected on the Company’s balance sheet because the obligation to pay this is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.
As the proceeds from the sale of Export Water are received, and the amounts are remitted to the external CAA holders, the Company allocates a ratable percentage of this payment to the principal portion (the Participating Interests in Export Water supply liability account) with the balance of the payment being charged to the contingent obligation portion. The amount allocated to the liability is approximately 35%, which is the percentage the $11.1 million represented of the original total $31.8 million obligation. The remaining portion, or approximately 65%, is allocated to the contingent obligation. The portion allocated to principal will be recorded as a reduction in the Participating Interests in Export Water liability account while the amounts applied to the contingency are recorded on a net revenue basis when funds are received.
In recent years the Company has repurchased various portions of the CAA obligations in priority. The table below summarizes the transactions impacting the CAA obligations since its signing, which are explained in greater detail below the table:

	Export
	Water	Export Water	Total	Paticipating
	Proceeds	Proceeds to	Potential	Interests
	Received	Pure Cycle	Obligation	Liability	Contingency
Original balances	$—	$218,500	$31,807,732	$11,090,630	$20,717,102
Sky Ranch option payment	50,000	—	(50,000)	(17,435)	(32,565)
Acquisitions	—	8,199,333	(8,199,333)	(2,858,920)	(5,340,413)

Balance at August 31, 2004	50,000	8,417,833	23,558,399	8,214,275	15,344,124
Sky Ranch option payment	50,000	(35,000)	(15,000)	(5,231)	(9,769)
Hills at Sky Ranch option payment	10,400	(7,280)	(3,120)	(1,088)	(2,032)
Arapahoe County tap fees *	532,968	(373,078)	(159,890)	(55,754)	(104,136)

Balance at August 31, 2005	643,368	8,002,475	23,380,389	8,152,202	15,228,187
Acquisition	—	4,698,001	(4,698,001)	(1,638,086)	(3,059,915)

Balance at August 31, 2006	643,368	12,700,476	18,682,388	6,514,116	12,168,272
Export Water Sale payments	15,810	(11,067)	(4,743)	(1,655)	(3,088)
Acquisitions	—	10,500,900	(10,500,900)	(3,661,424)	(6,839,476)

Balance at August 31, 2007	$659,178	$23,190,309	$8,176,745	$2,851,037	$5,325,708

*	The Arapahoe County tap fees are less the $34,522 royalty payment to the Land Board.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007, 2006 AND 2005
In July 2007, the Company acquired the rights to approximately $10.5 million of CAA interests in exchange for cash payments of approximately $2.6 million, which was raised in the Company’s equity offering in July 2007. As a result, the Company now has the right to retain an additional $10.5 million of the initial $31.8 million of proceeds from the sale of Export Water. When combined with the CAA acquisitions described below and the payments made as a result of the sale of Export Water, the total remaining potential third party obligation as of August 31, 2007 is approximately $8.2 million. The Company recorded a gain on the acquisition of the CAA interests made in July 2007 of approximately $1.0 million. Of this, approximately $765,000 was recorded as a capital contribution because the CAA interests acquired by the Company for approximately $7.8 million were held by parties that are deemed related to the Company.
In August 2006, the Company acquired the rights to approximately $4.7 million of CAA interests, and retired approximately $896,000 of debt (which included approximately $471,500 of accrued interest) in exchange for the issuance of 242,169 shares of restricted common stock valued at approximately $2.1 million. The Company agreed to register these shares, which was completed in fiscal 2007. As a result, the Company recorded a gain on the extinguishment of debt and acquisition of the CAA of $390,900 during the fiscal year ended August 31, 2006.
During fiscal 2004, the Company acquired the rights to approximately $8.2 million of CAA obligations in exchange for cash payments of $2.75 million and the issuance of 40,512 shares of restricted common stock. As a result of these transactions, the Company recorded an extinguishment charge of approximately $217,000 related to this transaction during the fiscal year ended August 31, 2004.
Also see Note 14 – Subsequent Events, regarding the acquisition of approximately $4.7 million of CAA interests in October 2007.
The acquisition of these CAA obligations and debt reduction, reduces the long term impact of the CAA and provides the Company with additional cash flows to fund operations and pursue other business opportunities that may arise.
The CAA includes contractually established priorities. Following the CAA acquisition made by the Company, the Company’s priority levels include $5.6 million in the highest priority level, $2.0 million in the third priority level, and the remaining $16.0 million at various other priority levels.
The CAA obligation is non-interest bearing, and if the Export Water is not sold, the parties to the CAA have no recourse against the Company. If the Company does not sell the Export Water, the holders of the Series B Preferred Stock are also not entitled to payment of any dividend and have no contractual recourse against the Company.
NOTE 6 — ACCRUED LIABILITIES
At August 31, 2007, the Company had accrued liabilities of approximately $85,900, of which $79,500 was for professional fees with the remainder relating to operating payables. At August 31, 2006, the Company had accrued liabilities of approximately $289,600, of which $143,400 was for professional fees (of which $77,800 related to the Arkansas River Agreement as described in Note 3 above), $117,300 related to construction invoices for the County Agreement, and the remainder was for operating payables.
NOTE 7 — LONG-TERM DEBT
As of August 31, 2007, the only debt the Company has with a contractual maturity date is the $26,542 note payable to the estate of the Company’s former CEO, which was paid in full in October 2007 and was non-interest bearing and un-secured.
The Participating Interest in Export Water supply and the Tap Participation Fees payable to HP A&M are obligations of the Company that have no scheduled maturity dates. Therefore, these liabilities are not disclosed in tabular format.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007, 2006 AND 2005
As further described in Note 5 above, in August 2006 the Company issued 242,169 shares of restricted common stock as consideration for the extinguishment of approximately $896,000 of debt and accrued interest and $4.7 million of CAA interests. The net gain on this transaction was approximately $390,900 which is reflected in the Company’s statement of operations.
As further described in Note 13 below, in December 2005, the Company and the estate of its former CEO agreed to terms whereby the Company paid the estate approximately $195,600 in full consideration of notes payable and accrued interest totaling approximately $558,800.
NOTE 8 — STOCKHOLDERS’ EQUITY
Preferred and Common Stock. On July 24, 2007, the Company completed the sale of 1.2 million shares of its common stock in a privately placed registered offering, which raised approximately $9.1 million (less commissions, fees and expenses totaling $275,400). Approximately $2.6 million of the funds raised in the equity offering were used to acquire the $10.5 million of CAA interests described in Note 5 above. The remaining funds will be used to fund the Company’s operations.
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
Stock Options. The Company maintains two stock option plans, the 2004 Incentive Plan which was approved by stockholders in April 2004, and the Equity Incentive Plan which was approved by stockholders in June 1992, (collectively the “Option Plans”) for executives, eligible employees and non-employee directors. Under the Option Plans, options to purchase shares of stock can be granted with exercise prices and vesting periods determined by the Compensation Committee of the Board and are exercisable over periods of up to ten years. The Company has 1.6 million shares of common stock reserved for issuance under the 2004 Incentive Plan, of which 1,460,000 options can still be granted. The Equity Incentive Plan expired in 2002 and no additional options can be granted under this plan.
The following table summarizes the stock option activity for the Option Plans for the year ended August 31, 2007:

			Weighted-
		Weighted-	Average	Approximate
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Instrinsic
	Options	Price	Term	Value
Outstanding at August 31, 2006:	661,336	$3.08
Granted	17,500	7.84
Exercised	(538,836)	1.80
Forfeited or expired	—	—

Outstanding at August 31, 2007:	140,000	$8.60	8.0	$(131,700)

Options exercisable at August 31, 2007:	100,000	$8.70	7.4	$(102,700)

The total intrinsic value of options exercised during the year ended August 31, 2007 was approximately $3.2 million.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007, 2006 AND 2005
The following table summarizes the activity and value of non-vested options as of and for the year ended August 31, 2007:

		Weighted-
		Average
	Number of	Grant Date
	Options	Fair Value
Non-vested options outstanding at August 31, 2006	60,000	$8.10
Granted	17,500	6.62
Vested	(37,500)	8.35
Forfeited	—	—

Non-vested options outstanding at August 31, 2007	40,000	$7.22

The total fair value of options vested during the year ended August 31, 2007 was approximately $312,900.
At August 31, 2007, the Company has unrecognized SFAS 123(R) expenses relating to non-vested options that are expected to vest totaling approximately $259,400. The weighted-average period over which these options are expected to vest is approximately one year. The Company has not recorded any excess tax benefits to additional paid in capital.
During the year ended August 31, 2007, the Company issued 538,836 shares of common stock upon the exercise of stock options. The options were exercised at a price of $1.80 per share. The exercise price for the options exercised was paid for by the option holders utilizing 126,521 shares of Company common stock held by the option holders for more than six months with a combined market value at the dates of exercise totaling approximately $969,900, which is included on the line Treasury Stock on the accompanying balance sheet.
In August 2007, the Company granted one of its directors options to purchase 2,500 shares of the Company’s common stock pursuant to the 2004 Incentive Plan. The options vest one year from the date of grant and expire ten years from the date of grant. The Company calculated the fair value of these options pursuant to SFAS 123(R) at approximately $16,100 using the Black-Scholes model with the following variables: exercise price of $7.64; estimated option life of eight years; estimated dividend rate of 0%; weighted average risk-free interest rate of 4.75%; weighted average stock price volatility of 92.5%; and an estimated forfeiture rate of 0%. The $16,100 of stock-based compensation expense calculated pursuant to SFAS 123(R) will be expensed monthly over the vesting period.
Also in August 2007, the Company granted one of its directors options to purchase 5,000 shares of the Company’s common stock pursuant to the 2004 Incentive Plan. The options vest 50% on the first anniversary date of the grant and 50% on the second anniversary date of the grant. The Company calculated the fair value of these options pursuant to SFAS 123(R) at approximately $32,100 using the Black-Scholes model with the following variables: exercise price of $7.61; estimated option life of eight years; estimated dividend rate of 0%; weighted average risk-free interest rate of 4.75%; weighted average stock price volatility of 92.6%; and an estimated forfeiture rate of 0%. The $32,100 of stock-based compensation expense calculated pursuant to SFAS 123(R) will be expensed monthly over the vesting period.
In April 2007, the Company granted four of its directors options to purchase a combined 10,000 shares of the Company’s common stock pursuant to the 2004 Incentive Plan. The options vest one year from the date of grant and expire ten years from the date of grant. The Company calculated the fair value of these options pursuant to SFAS 123(R) at approximately $67,700 using the Black-Scholes model with the following variables: approximate weighted average exercise price of $8.00; estimated option lives of eight years; estimated dividend rate of 0%; weighted average risk-free interest rate of 4.625%; weighted average stock price volatility of 93.4%; and an estimated forfeiture rate of 0%. The $67,700 of stock-based compensation expense calculated pursuant to SFAS 123(R) is being expensed monthly over the vesting period.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007, 2006 AND 2005
In August 2006, the Company granted a director an option to purchase 5,000 shares of the Company’s common stock pursuant to the 2004 Incentive Plan. The option vests 50% on the first anniversary date of the grant and 50% on the second anniversary date of the grant. The Company calculated the fair value of these options pursuant to SFAS 123(R) at approximately $36,000 using the Black-Scholes model with the following variables: exercise price of $8.27; estimated option life of eight years; estimated dividend rate of 0%; weighted average risk-free interest rate of 4.875%; stock price volatility of 101.6%; and an estimated forfeiture rate of 0%. The $36,000 of stock-based compensation expense calculated pursuant to SFAS 123(R) is being expensed monthly over the vesting period.
Also in August 2006, the Company granted an employee an option to purchase 30,000 shares of the Company’s common stock pursuant to the 2004 Incentive Plan. The option vests one-third on each of the next three anniversary dates of the grant. The Company calculated the fair value of these options pursuant to SFAS 123(R) at approximately $232,000 using the Black-Scholes model with the following variables: exercise price of $8.84; estimated option life of eight years; estimated dividend rate of 0%; weighted average risk-free interest rate of 4.875%; stock price volatility of 101.5%; and an estimated forfeiture rate of 0%. The $232,000 of stock-based compensation expense calculated pursuant to SFAS 123(R) is being expensed monthly over the vesting period.
In April 2006 the Company granted four of its directors options to purchase a combined 10,000 shares of the Company’s common stock pursuant to the 2004 Incentive Plan. The options vest one year from the date of grant and expire ten years from the date of grant. The Company calculated the fair value of these options pursuant to SFAS 123(R) at approximately $116,000 using the Black-Scholes model with the following variables: weighted average exercise price of $13.25; estimated option lives of eight years; estimated dividend rate of 0%; weighted average risk-free interest rate of 4.93%; weighted average stock price volatility of 101.8%; and an estimated forfeiture rate of 0%. The $116,000 of stock-based compensation expense calculated pursuant to SFAS 123(R) was expensed monthly over the vesting period.
Restricted stock. On August 27, 2007, the Company granted 34,189 shares of restricted common stock to the President of the Company. Pursuant to SFAS 123(R), the Company will recognize compensation expense on this grant based on the grant date fair value of the stock. The grant date fair value of the restricted stock was based upon the market price of the Company’s common stock on the date of the grant. The grant date fair value will be amortized to compensation expense over the vesting term of two years.
A summary of the status of our restricted stock at August 31, 2007, and changes during fiscal 2007, are as follows:

		Weighted-
		average
		grant date
	Shares	fair value
Restricted stock outstanding at August 31, 2006	—	$—
Restricted stock granted	34,189	7.59
Restricted stock vested and released	—	—
Restricted stock forfeited	—	—

Restricted stock outstanding at August 31, 2007	34,189	$7.59

As of August 31, 2007, there was approximately $259,000 of unrecognized compensation expense related to restricted stock awarded under the Company’s 2004 Incentive Plan. This expense is expected to be recognized over a weighted-average period of 2 years.
Warrants. As of August 31, 2007, the Company had outstanding warrants to purchase 92 shares of common stock at an exercise price of $1.80 per share. These warrants expire six months from the earlier of (i) the date all of the Export Water is sold or otherwise disposed of, (ii) the date the CAA is terminated with respect to the original holder of the warrant, or (iii) the date on which the Company makes the final payment pursuant to Section 2.1(r) of the CAA. No warrants were exercised during fiscal 2007. During fiscal 2006, the Company issued 15,520 shares of common stock upon the exercise of 15,520 warrants. The warrant holder paid the exercise price of $27,936 in cash.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007, 2006 AND 2005
Gain on extinguishment of related party CAA obligations and debt. See Note 13 – Related Party Transactions regarding gain on extinguishment of related party CAA obligations and debt recorded as additional paid in capital.
NOTE 9 — SIGNIFICANT CUSTOMERS
The Company had accounts receivable from two customers totaling approximately $61,200 and $60,600 as of August 31, 2007 and 2006, respectively. The same customers accounted for approximately 91%, 96% and 98% of the Company’s revenues during the years ended August 31, 2007, 2006 and 2005, respectively.
NOTE 10 — INCOME TAXES
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

	2007	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$4,440,600	$3,366,200	$3,472,500
Imputed interest on Tap Participation Fee payable to HP A&M	1,753,000	—	—
Depreciation and depletion of water and water systems	462,400	479,200	77,900
Water tap revenues	154,200	159,500	—
Valuation allowance	(6,810,100)	(4,003,300)	(3,548,900)

Net deferred tax asset	100	1,600	1,500

Deferred tax liabilities:
Depreciation on property and equipment	(100)	(1,600)	(1,500)

Net deferred assets	$—	$—	$—

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
Income taxes computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following for the years ended August 31:

	2007	2006	2005
Expected benefit from federal income taxes at statutory rate of 34%	$(2,351,000)	$(269,600)	$(357,300)
State taxes, net of federal benefit	(228,200)	(26,200)	(34,700)
Expiration of net operating losses	393,900	160,500	176,900
Permanent differences	(621,500)	(319,100)	(215,000)
Change in valuation allowance	2,806,800	454,400	430,100

Total income tax expense	$—	$—	$—

At August 31, 2007, the Company has approximately $11,905,100 of net operating loss carryforwards available for income tax purposes which expire between fiscal 2008 and 2027. Utilization of these net operating loss carryforwards may be subject to substantial annual ownership change limitations provided by the Internal Revenue Code. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007, 2006 AND 2005
Net operating loss carryforwards of approximately $1.1 million, $430,000 and $474,000 expired during the years ended August 31, 2007, 2006 and 2005, respectively.
NOTE 11 — 401(k) PLAN
Effective July 25, 2006, the Company adopted the Pure Cycle Corporation 401(k) Profit Sharing Plan (the “Plan”), a defined contribution retirement plan for the benefit of its employees. The Plan is currently a salary deferral only plan and at this time the Company does not match employee contributions. The Company pays the annual administrative fees of the Plan, and the Plan participants pay the investment fees. The Plan is open to all employees, age 21 or older, who have been employees of the Company for at least six months. During the years ended August 31, 2007 and 2006, the Company paid fees of approximately $3,400 and less than $1,000, respectively, for the administration of the Plan.
NOTE 12 — SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

	Years Ended August 31,
	2007	2006	2005

Adjustment to purchase price relating to LAWMA shares acquired from HP A&M	$927,682	$—	$—

Treasury stock accepted upon exercise of stock options with mature shares used as consideration	$969,913	$454,595	$554,939

Gain on extinguishment of related party debt accounted for as contributed capital	$765,071	$363,208	$—

Tap Participation Fee issued to HP A&M pursuant to Arkansas River Agreement	$—	$45,635,000	$—

Common stock issued to HP A&M pursuant to the Arkansas River Agreement	$—	$36,240,000	$—

Common stock issued to acquire contingent obligations, and extinguish debt	$—	$2,128,196	$—

Construction proceeds receivable included in deferred revenue	$—	$864,955	$—

Investments in water and water systems included with accrued liabilities	$—	$117,287	$—

Capitalized legal and engineering fees incurred in connection with Arkansas River water acquisition included with accrued liabilities	$—	$77,842	$—

Water rights acquired with deferred tap fee credits	$—	$52,938	$—

Estimated common stock registration costs included with accrued liabilities	$—	$15,000	$—

Restricted common stock issued to former CEO in satisfaction of reimbursement obligation	$—	$—	$2,415,000

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007, 2006 AND 2005
NOTE 13 — RELATED PARTY TRANSACTIONS
On July 30, 2007, the Company acquired approximately $10.5 million of CAA interests, for cash payments totaling approximately $2.6 million, resulting in a gain on extinguishment of approximately $1.02 million. Certain of these parties were deemed related to the Company and therefore, approximately $765,000 of this gain was recorded as a contribution of capital in fiscal 2007.
See “Sale of LAWMA Shares” in Note 3 above regarding Tap Participation Fee payments made to HP A&M pursuant to the Arkansas River Agreement.
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
In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000 is unsecured, bears interest based on the prevailing prime rate plus 2% (10.25% at August 31, 2007) and matures on December 31, 2007. The approximately $475,700 balance of the note receivable at August 31, 2007 includes borrowings of approximately $229,300 and accrued interest of approximately $246,400. The Company extended the due date to December 31, 2008 and accordingly the note has been classified as non-current.
NOTE 14 — SUBSEQUENT EVENTS
On October 1, 2007, the Company acquired the rights to approximately $4.7 million of CAA interests in exchange for the issuance of 211,228 shares of the Company’s restricted common stock, valued at approximately $1.9 million. As a result, the Company now has the right to retain an additional $4.7 million of the initial $31.8 million of proceeds from the sale of Export Water. This brings the Company’s total to be retained per the CAA as of October 1, 2007 to $28.3 million. As a result of this acquisition, the Company will record a loss on the extinguishment of CAA interests of approximately $273,700 for the three months ended November 30, 2007.
In October 2007, the Company and the County agreed in principal to amend the County Agreement. As of the date of the filing of this Annual Report on Form 10-K, the amendment has not been finalized. See further discussion of proposed amendment to the County Agreement in the Arapahoe County Fairgrounds Agreement for Water Service section of Note 3 above.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007, 2006 AND 2005
NOTE 15 — SUPPLEMENTAL DATA: SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)

In thousands, except per share amounts
Fiscal 2007 quarters ended:	August 31	May 31	February 28	November 30
Total revenues	$87.6	$62.4	$52.0	$63.7
Gross margin	$43.5	$21.9	$12.8	$22.3
Net loss	$(1,757.3)	$(1,742.9)	$(1,829.3)	$(1,585.2)
Earnings per share — basic and diluted	$(0.09)	$(0.09)	$(0.10)	$(0.09)
Market price of common stock
High	$8.66	$8.71	$9.32	$9.74
Low	$7.16	$6.47	$7.60	$6.41

Fiscal 2006 quarters ended:	August 31	May 31	February 28	November 30
Total revenues	$83.4	$67.7	$55.0	$65.6
Gross margin	$55.3	$54.8	$40.9	$46.8
Net loss	$(79.1)	$(201.9)	$(306.8)	$(205.1)
Earnings per share — basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Market price of common stock
High	$11.23	$14.48	$11.88	$8.00
Low	$7.67	$9.57	$6.61	$5.56
*****

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
As discussed in our Form 8-K filed with the Commission on December 18, 2006, certain of the properties we acquired from HP A&M pursuant to the Arkansas River Agreement, entered into on August 31, 2006, are subject to outstanding promissory notes (the “Promissory Notes”) which are secured by deeds of trust on the properties. We did not assume the Promissory Notes and they remain the obligation of HP A&M. The Promissory Notes had principal and accrued interest totaling approximately $13.9 million and $14.6 at August 31, 2007 and 2006, respectively. Because we would lose a portion of the land and water rights acquired from HP A&M if any defaults on such Promissory Notes are not cured, we originally recorded the outstanding balance of the Promissory Notes as a liability on our balance sheet at August 31, 2006. In December 2006, we were informed by our former auditor, Anton Collins Mitchell LLP (“ACM”) of their intent to not stand for re-election. At the time, it was ACM’s position that for periods commencing after August 31, 2006, the acquisition date, interest accrued on the Promissory Notes should be treated as an expense paid by a principal shareholder in accordance with Staff Accounting Bulletin No. 79, Accounting for Expenses or Liabilities by Principal Stockholder(s), whereby we would record interest expense, which would have been approximately $950,000 in fiscal 2007, with a corresponding increase to additional paid in capital. Since we did not concur with this position, we requested the Staff of the Office of the Chief Accountant of the Securities and Exchange Commission (the “Staff”) to review our proposed treatment of the Promissory Notes. As described in our First Amendment to our August 31, 2006 Form 10-K, following this concurrence review, we removed the liability related to the Promissory Notes from our August 31, 2006 balance sheet. Further information can be obtained from the First Amendment to our August 31, 2006 Annual Report on Form 10-K filed with the Commission on April 16, 2007.
Item 9A. Controls and Procedures.
(a)   Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Exchange Act Rule 13a–15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
The President and Chief Financial Officer assessed the effectiveness of internal control over financial reporting as of August 31, 2007 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
(b)   Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Securities and Exchange Act of 1934 defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:
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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we determined that, as of August 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.
GHP Horwath P.C. (“GHP”) our independent registered public accounting firm, has performed an audit of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2007. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all  financial  records and related data. The report of the Company’s independent registered public accounting firm is included in Item 8. Financial Statements and Supplementary Data.
(c) Changes in Internal Controls
During management’s assessment of the effectiveness of our internal controls over financial reporting as reported in our 2006 Form 10-K/A, we identified certain material weaknesses. In an effort to improve our internal controls over financial reporting, we engaged a third party accounting firm to assist us in evaluating complex accounting issues which arose during fiscal 2007 and we implemented new procedures to ensure our filings with the SEC are made on time.
Item 9B. Other Information.
None
PART III
Information concerning Items 10 through Items 14 are contained in our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference, which is expected to be filed on or about December 15, 2007.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)	Exhibits

3.1
Amended and Restated Certificate of Incorporation — Incorporated by reference from Exhibit 3.1 to Amendment No. 2 to Registration Statement on Form SB-2, filed June 10, 2004, Registration No. 333-114568

3.2	Amended and Restated Bylaws of Registrant — Incorporated by reference from Exhibit 3.2 to Amendment No. 2 to Registration Statement on Form SB-2, filed June 10, 2004, Registration No. 333-114568-.

4.1	Specimen Stock Certificate — Incorporated by reference to Registration Statement No. 2-62483.

10.1
Right of First Refusal Agreement dated August 12, 1992 between INCO Securities Corporation and Richard F. Myers, Mark W. Harding, Thomas P. Clark, Thomas Lamm and Rowena Rogers. Incorporated by Reference from Registration Statement on Form SB-2, filed April 19, 2004, Registration No. 333-114568.

10.2	2004 Equity Incentive Plan. Incorporated by reference from Proxy Statement for Annual Meeting held April 12, 2004

10.3
Service Agreement, dated April 11, 1996, by and between Pure Cycle Corporation and the Rangeview Metropolitan District. Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended May 31, 1996.

10.4
Wastewater Service Agreement, dated January 22, 1997, by and between Pure Cycle Corporation and the Rangeview Metropolitan District. Incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998.

10.5
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

10.7
Water Service Agreement for the Sky Ranch PUD dated October 31, 2003 by and between Airpark Metropolitan District, Icon Investors I, LLC, the Company and the District. Incorporated by reference from Registration Statement on Form SB-2, filed April 19, 2004, Registration No. 333-114568.

10.8
Amendment to Water Service Agreement for the Sky Ranch PUD dated January 6, 2004. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.9
Amendment to Water Service Agreement for the Sky Ranch PUD dated January 30, 2004. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.10
Amendment to Water Service Agreement for the Sky Ranch PUD dated January 30, 2004 pertaining to amendment of the Option Agreement for Export Water. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.11
Corrected Amendment to Water Service Agreement for the Sky Ranch PUD dated March 5, 2004. Incorporated by Reference from original Annual Report on Form 10-K for the fiscal year ended August 31, 2006, filed November 21, 2006.

10.12
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

10.16	Agreement for Water Service dated August 3, 2005 among Pure Cycle Corporation, Rangeview Metropolitan District and Arapahoe County incorporated by reference from Form 8-K filed on August 4, 2005.

10.17	Arkansas River Agreement dated May 10, 2006 among Pure Cycle Corporation and High Plains A&M, LLC incorporated by reference from Form 8-K filed on May 16, 2006.

10.18	Purchase and Sale Agreement dated as of August 28, 2006 between Pure Cycle Corporation and Inco Securities Corporation incorporated by reference from Form 8-K filed on September 1, 2006.

10.19
Placement Agent Agreement by and among Pure Cycle Corporation, certain selling stockholders, and Wm Smith Securities, Incorporated and Flagstone Securities, LLC, as Placement Agents, dated July 24, 2007 incorporated by reference from
Form 8-K filed on July 25, 2007.

10.20	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Apex Investment Fund II, L.P. *

10.21	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Productivity Fund II, L.P.*

10.22	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Environmental Private Equity Fund II, L.P.*

10.23	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Environmental Venture Fund, L.P.*

10.24	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and the Estate of Thomas P. Clark.*

10.25	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Auginco.*

10.26	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Newell Augur, Jr.*

10.27	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Anders Brag.*

10.28	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Bill Peterson.*

10.29	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Gregory M. Morey.*

10.30	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Amy Leeds.*

10.31	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Margaret S. Hansson.*

10.32	Purchase and Sale Agreements dated October 1, 2007 between Pure Cycle Corporation and Landmark Water Partners, L.P.*

10.33	Purchase and Sale Agreements dated October 1, 2007 between Pure Cycle Corporation and Landmark Water Partners II, L.P.*

10.34	Purchase and Sale Agreements dated October 1, 2007 between Pure Cycle Corporation and Warwick Partners, L.P.*

10.35	Purchase and Sale Agreements dated October 1, 2007 between Pure Cycle Corporation and International Properties, Inc.*

10.36	Purchase and Sale Agreements dated October 1, 2007 between Pure Cycle Corporation and Fayyaz & Company, Inc.*

14	Code of Ethics as amended August 2, 2007. *

16.1	Letter from Anton Collins Mitchell LLP to the Securities and Exchange Commission, dated December 18, 2006, incorporated by reference from Form 8-K filed on December 18, 2006.

23.1	Consent of GHP Horwath, P.C. *

23.2	Consent of Anton Collins Mitchell LLP *

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

(b)	Financial Statement Schedules
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION

By:	/s/ Mark W. Harding
Mark W. Harding, President and Chief Financial Officer
November 14, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Mark W. Harding	President, Chief Financial Officer and Director	November 14, 2007
Mark W. Harding	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Harrison H. Augur
Harrison H. Augur	Chairman, Director	November 14, 2007

/s/ Mark D. Campbell
Mark D. Campbell	Director	November 14, 2007

/s/ Arthur G. Epker III
Arthur G. Epker III	Director	November 14, 2007

/s/ Richard L. Guido
Richard L. Guido	Director	November 14, 2007

/s/ Peter C. Howell
Peter C. Howell	Director	November 14, 2007

/s/ George M. Middlemas
George M. Middlemas	Director	November 14, 2007

EXHIBIT INDEX
Exhibits
No.	Description

3.1
Amended and Restated Certificate of Incorporation — Incorporated by reference from Exhibit 3.1 to Amendment No. 2 to Registration Statement on Form SB-2, filed June 10, 2004, Registration No. 333-114568

3.2	Amended and Restated Bylaws of Registrant — Incorporated by reference from Exhibit 3.2 to Amendment No. 2 to Registration Statement on Form SB-2, filed June 10, 2004, Registration No. 333-114568-.

4.1	Specimen Stock Certificate — Incorporated by reference to Registration Statement No. 2-62483.

10.1
Right of First Refusal Agreement dated August 12, 1992 between INCO Securities Corporation and Richard F. Myers, Mark W. Harding, Thomas P. Clark, Thomas Lamm and Rowena Rogers. Incorporated by Reference from Registration Statement on Form SB-2, filed April 19, 2004, Registration No. 333-114568.

10.2	2004 Equity Incentive Plan. Incorporated by reference from Proxy Statement for Annual Meeting held April 12, 2004

10.3
Service Agreement, dated April 11, 1996, by and between Pure Cycle Corporation and the Rangeview Metropolitan District. Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended May 31, 1996.

10.4
Wastewater Service Agreement, dated January 22, 1997, by and between Pure Cycle Corporation and the Rangeview Metropolitan District. Incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998.

10.5
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

10.7
Water Service Agreement for the Sky Ranch PUD dated October 31, 2003 by and between Airpark Metropolitan District, Icon Investors I, LLC, the Company and the District. Incorporated by reference from Registration Statement on Form SB-2, filed April 19, 2004, Registration No. 333-114568.

10.8
Amendment to Water Service Agreement for the Sky Ranch PUD dated January 6, 2004. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.9
Amendment to Water Service Agreement for the Sky Ranch PUD dated January 30, 2004. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.10
Amendment to Water Service Agreement for the Sky Ranch PUD dated January 30, 2004 pertaining to amendment of the Option Agreement for Export Water. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.11
Corrected Amendment to Water Service Agreement for the Sky Ranch PUD dated March 5, 2004. Incorporated by Reference from original Annual Report on Form 10-K for the fiscal year ended August 31, 2006, filed November 21, 2006.

10.12
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

10.16	Agreement for Water Service dated August 3, 2005 among Pure Cycle Corporation, Rangeview Metropolitan District and Arapahoe County incorporated by reference from Form 8-K filed on August 4, 2005.

10.17	Arkansas River Agreement dated May 10, 2006 among Pure Cycle Corporation and High Plains A&M, LLC incorporated by reference from Form 8-K filed on May 16, 2006.

10.18	Purchase and Sale Agreement dated as of August 28, 2006 between Pure Cycle Corporation and Inco Securities Corporation incorporated by reference from Form 8-K filed on September 1, 2006.

10.19
Placement Agent Agreement by and among Pure Cycle Corporation, certain selling stockholders, and Wm Smith Securities, Incorporated and Flagstone Securities, LLC, as Placement Agents, dated July 24, 2007 incorporated by reference from Form 8-K filed on July 25, 2007.

10.20	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Apex Investment Fund II, L.P. *

10.21	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Productivity Fund II, L.P.*

10.22	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Environmental Private Equity Fund II, L.P.*

10.23	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Environmental Venture Fund, L.P.*

10.24	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and the Estate of Thomas P. Clark.*

10.25	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Auginco.*

10.26	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Newell Augur, Jr.*

10.27	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Anders Brag.*

10.28	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Bill Peterson.*

10.29	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Gregory M. Morey.*

10.30	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Amy Leeds.*

10.31	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Margaret S. Hansson.*

10.32	Purchase and Sale Agreements dated October 1, 2007 between Pure Cycle Corporation and Landmark Water Partners, L.P.*

10.33	Purchase and Sale Agreements dated October 1, 2007 between Pure Cycle Corporation and Landmark Water Partners II, L.P.*

10.34	Purchase and Sale Agreements dated October 1, 2007 between Pure Cycle Corporation and Warwick Partners, L.P.*

10.35	Purchase and Sale Agreements dated October 1, 2007 between Pure Cycle Corporation and International Properties, Inc.*

10.36	Purchase and Sale Agreements dated October 1, 2007 between Pure Cycle Corporation and Fayyaz & Company, Inc.*

14	Code of Ethics as amended August 2, 2007. *

16.1	Letter from Anton Collins Mitchell LLP to the Securities and Exchange Commission, dated December 18, 2006, incorporated by reference from Form 8-K filed on December 18, 2006.

23.1	Consent of GHP Horwath P.C. *

23.2	Consent of Anton Collins Mitchell LLP *

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

(b)	Financial Statement Schedules