Form 10-Q
period 2007-11-30
PURE CYCLE CORP
filed 2008-01-09
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2007

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
(303) 292 — 3456
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company filer (as defined in rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 4, 2008:

Common stock, 1/3 of $.01 par value	20,206,566

(Class)	(Number of Shares)

PURE CYCLE CORPORATION
INDEX TO NOVEMBER 30, 2007 FORM 10-Q

PURE CYCLE CORPORATION
BALANCE SHEETS

	November 30,	August 31,
ASSETS:	2007	2007
	(unaudited)
Current assets:
Cash and cash equivalents	$6,288,271	$6,095,075
Marketable securities	300,188	799,802
Trade accounts receivable	52,605	70,217
Interest receivable	20,907	11,585
Prepaid expenses	176,721	246,968
Current portion of construction proceeds receivable	64,783	64,783

Total current assets	6,903,475	7,288,430

Investments in water and water systems, net	103,199,205	103,248,427

Construction proceeds receivable, less current portion, including $240,075 expected to be paid with water rights	744,618	792,719
Note receivable — Rangeview Metropolitan District, including accrued interest	481,403	475,734
Assets held for sale	77,940	77,940
Investment in Well Enhancement and Recovery Systems, LLC	3,812	4,431
Property and equipment, net	10,583	4,210

Total assets	$111,421,036	$111,891,891

LIABILITIES:
Current liabilities:
Accounts payable	$62,524	$15,056
Accrued liabilities	97,201	85,919
Deferred revenues	55,800	55,800
Current debt — related party	—	26,542

Total current liabilities	215,525	183,317

Deferred revenues, less current portion	1,543,760	1,557,711
Participating Interests in Export Water Supply	1,219,131	2,851,037
Tap Participation Fee payable to HP A&M, net of discount of $57.9 million and $55.1 million	50,506,000	49,455,000

Total liabilities	53,484,416	54,047,065

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock:
Par value $.001 per share, 25 million shares authorized; Series B — 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433

Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 20,206,566 and 19,995,338 shares outstanding	68,216	67,512
Additional paid-in capital	93,636,752	91,650,897
Treasury stock, at cost, 256,800 and 256,800 shares of common stock	(1,979,447)	(1,979,447)
Accumulated comprehensive income (loss)	7,400	7,168
Accumulated deficit	(33,796,734)	(31,901,737)

Total stockholders’ equity	57,936,620	57,844,826

Total liabilities and stockholders’ equity	$111,421,036	$111,891,891

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended November 30,
	2007	2006

Revenues:
Metered water usage	$39,023	$35,005
Wastewater treatment fees	16,744	14,752
Special facility funding	10,377	10,377
Water tap fees	3,574	3,574

Total revenues	69,718	63,708

Expenses:
Cost of revenues:
Water delivery costs	(15,195)	(13,689)
Wastewater treatment costs	(4,181)	(5,909)
Depletion and depreciation	(22,031)	(21,829)

Total cost of revenues	(41,407)	(41,427)

Gross margin	28,311	22,281

General and administrative expenses	(651,556)	(443,536)
Depreciation	(73,526)	(68,624)

Operating loss	(696,771)	(489,879)

Other income (expense):
Interest income	126,960	44,603
Gain on sale of marketable securities	156	1,064
Share of losses of Well Enhancement and Recovery Systems, LLC	(619)	—
Loss on extinguishment of contingent obligations	(273,723)	—
Interest expense imputed on the Tap Participation Fees payable to HP A&M	(1,051,000)	(1,141,000)

Net loss	$(1,894,997)	$(1,585,212)

Net loss per common share — basic and diluted	$(.09)	$(.09)

Weighted average common shares outstanding — basic and diluted	20,136,157	18,353,443

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended November 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,894,997)	$(1,585,212)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock compensation expense	81,282	78,236
Depreciation, depletion and other non-cash items	96,447	91,158
Imputed interest expensed on Tap Participation Fees payable to HP A&M	1,051,000	1,141,000
Interest added to construction proceeds receivable	(6,697)	(12,831)
Interest added to note receivable — Rangeview Metropolitan District	(5,669)	(5,860)
Gain on sale of marketable securities	(156)	(1,064)
Share of losses of Well Enhancement and Recovery Systems, LLC	619	—
Loss on extinguishment of contingent obligations	273,723	—
Changes in operating assets and liabilities:
Trade accounts receivable	17,612	19,633
Construction proceeds receivable	54,798	28,665
Interest receivable and prepaid expenses	60,925	(38,987)
Accounts payable and accrued liabilities	58,750	(134,495)
Deferred revenues	(13,951)	(13,951)

Net cash used by operating activities	(226,314)	(433,708)

Cash flows from investing activities:
Investments in water and water systems	(45,161)	(4,000)
Capitalized acquisition costs	—	(35,800)
Sales and maturities of marketable securities	499,770	199,960
Purchase of marketable securities	—	—
Purchase of property and equipment	(7,547)	—

Net cash provided by investing activities	447,062	160,160

Cash flows from financing activities:
Payments to Participating Interests in Export Water Supply holders	(1,010)	(1,083)
Payments on debt	(26,542)	—

Net cash used by financing activities	(27,552)	(1,083)

Net change in cash and cash equivalents	193,196	(274,631)
Cash and cash equivalents — beginning of period	6,095,075	374,069

Cash and cash equivalents — end of period	$6,288,271	$99,438

See Accompanying Notes to Financial Statements

NOTE 1 — PRESENTATION OF INTERIM INFORMATION
The balance sheet as of November 30, 2007, and the statements of operations and cash flows for the three months ended November 30, 2007 and 2006, respectively, have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at November 30, 2007 and for all periods presented have been appropriately made.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.
The August 31, 2007 balance sheet was derived from the Company’s audited financial statements.
Cash and Cash Equivalents. Cash and cash equivalents include all highly liquid debt and equity instruments with original maturities of three months or less. The Company’s cash equivalents are comprised of money market funds and investments in commercial paper. As of November 30, 2007, the Company has no investments in equity instruments.
Tap Participation Fee payable to HP A&M. The Tap Participation Fee payable to High Plains A&M (“HP A&M”), arose as a result of the Company’s acquisition of its Arkansas River Water rights and is described in greater detail in the Company’s 2007 Annual Report on Form 10-K. The $50.5 million estimated fair value of the Tap Participation Fee payable at November 30, 2007 (which includes imputed interest of approximately $5.7 million) was determined using a discounted cash flow analysis of the projected future payments to HP A&M. The Company determined this value by estimating new home development in the Company’s service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver, Colorado metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver, Colorado metropolitan area. This development pattern was then applied to future water tap fees that were calculated using historical water tap fees. Based on the housing market in the Denver metropolitan area, the Company updated its estimated tap sales schedule as it relates to the Tap Participation Fee estimate as of November 30, 2007. The effect of this change was an increase in the overall future estimated Tap Participation Fee of approximately $3.9 million (from approximately $104.6 million to approximately $108.5 million), a decrease in the imputed effective interest rate from 10% to approximately 8.6% and a decrease in the imputed interest expense for the three months ended November 30, 2007 of approximately $183,400 (approximately $702,000 for the fiscal year). Actual development may differ substantially from the estimated new home development in the Company’s service area, which may have a material effect on the estimated fair value of the Tap Participation Fee payable to HP A&M and such differences may have a material impact on the financial statements. The valuation of the Tap Participation Fee payable to HP A&M is a significant estimate based on available historic market information and estimated future market information. Many factors are necessary to estimate future market conditions, including but not limited to, supply and demand for new homes, population growth along the Front Range, cash flows, tap fee increases at the Company’s rate-based districts, and other market forces beyond the Company’s control.
The Company imputes interest expense on the unpaid Tap Participation Fee using an effective interest method over the estimated development period utilized in the valuation of the liability. The Company imputed interest of approximately $1.1 million related to the Tap Participation Fee during both the three month periods ended November 30, 2007 and 2006, respectively.
Royalty and other obligations. Revenues from the sale of Export Water are shown net of royalties payable to the State of Colorado Board of Land Commissioners (the “Land Board”). Revenues from the sale of water on the Lowry Range Property are shown net of the royalties to the Land Board and the fees retained by the Rangeview Metropolitan District.

Depletion and depreciation of water assets. Water supplies that are being utilized are depleted on the basis of units produced divided by the total volume of water adjudicated in the water decrees. Water systems are depreciated on a straight line basis over their estimated useful lives.
Recently Adopted Accounting Pronouncements. On September 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, providing guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance sheet of retained earnings or other appropriate components of equity or net assets in the statement of financial position. The Company did not have any significant unrecognized tax benefits and there was no material effect on its financial condition or results of operations as a result of implementing FIN 48.
The Company files income tax returns in the U.S. federal jurisdiction and the State of Colorado. The tax years that remain subject to examination are fiscal 2005 through fiscal 2007. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.
Recently Issued Accounting Pronouncements. In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (R), Business Combinations (“SFAS 141 (R)”),which becomes effective for fiscal periods beginning after December 15, 2008 (September 1, 2009 for the Company). SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company does not expect the adoption of this statement to have a material impact on its financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008 (September 1, 2009 for the Company). This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on its financial statements.
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

NOTE 2 — MARKETABLE SECURITIES
Marketable Securities. Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations each reporting period. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company had no investments classified as held-to-maturity at November 30, 2007 or August 31, 2007.
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
The following is a summary of marketable securities at November 30, 2007:

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost Basis	Gains	Losses	Fair Value
Commercial paper	$607,546	$—	$—	$607,546
U.S. government debt securities with unrealized gains	99,523	665	—	100,188
U.S. corporate debt securities with unrealized gains	193,265	6,735	—	200,000

Total investments	900,334	7,400	—	907,734
Less cash equivalents	607,546	—	—	607,546

Total marketable securities	$292,788	$7,400	$—	$300,188

The Company’s marketable securities mature at various dates through January 2008. However, these securities represent the temporary investment of capital and it is not management’s intent to hold these securities until maturity.
NOTE 3 — INVESTMENTS IN WATER AND WATER SYSTEMS
The Company’s investments in water and water systems consist of the following:

	November 30, 2007		August 31, 2007
		Accumulated		Accumulated
		Depreciation and		Depreciation and
	Costs	Depletion	Costs	Depletion

Arkansas River Valley assets	$81,234,547	$(335,259)	$81,234,547	$(265,466)
Rangeview water supply	13,966,462	(4,561)	13,949,036	(4,408)
Rangeview water system	167,720	(40,324)	167,720	(38,032)
Paradise water supply	5,528,818	—	5,525,017	—
Fairgrounds water and water system	2,693,858	(116,203)	2,669,924	(94,325)
Sky Ranch water supply	100,000	—	100,000	—
Water supply — other	5,307	(1,160)	5,307	(893)

Totals	$103,696,712	$(497,507)	$103,651,551	$(403,124)

Net investments in water and water systems	$103,199,205		$103,248,427

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 3 to the Company’s 2007 Annual Report on Form 10-K.
NOTE 4 — HP A&M PROMISSORY NOTES
Certain of the properties the Company acquired from HP A&M are subject to outstanding promissory notes with principal and accrued interest totaling approximately $13.8 million at November 30, 2007. Additional information regarding these promissory notes, the circumstances under which the Company would be required to make payments pursuant to these notes and the accounting treatment of these notes is more fully described in Note 3 to the Company’s 2007 Annual Report on Form 10-K.

NOTE 5 — CONSTRUCTION PROCEEDS RECEIVABLE
Pursuant to the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”), as more fully described in Note 3 to the 2007 Annual Report on Form 10-K, the County is required to make monthly payments to the Company for the construction of the “Special Facilities” constructed at the County Fairgrounds. The monthly payments payable by the County were originally $6,850. This was calculated based on an original payable balance of approximately $607,900, which is the total capital expended by the Company for the Special Facilities of approximately $1.245 million less approximately $397,000 paid by the County up front and less approximately $240,000 for the value of the water rights to be transferred to the Company. However, pursuant to the County Agreement, because the County had not transferred the 336 acre-feet of water to the Company upon the completion of construction, the balance owed the Company was not reduced by the value of the water rights and is therefore still included in the construction proceeds receivable account. As a result, the monthly payments being charged to the County was increased to $9,555 upon completion of the facilities. The County made six payments of $9,555 each through December 2006, but then ceased making payments because the County disagreed with the increase. As a result, in October 2007, the Company and the County amended the County Agreement, whereby the County would (i) make the principal and interest payments on the original $607,900 balance owed to the Company (or approximately $6,850 per month for ten years), (ii) pay half of the interest (at 6% per annum) calculated on the value of the water rights that have not been transferred to the Company as of yet, and (iii) transfer the water rights valued at approximately $240,000 as soon as practical. The transfer of the water rights to the Company is currently being processed in the Colorado Water Court and the Company expects to receive the rights during its fiscal 2008. In addition, in October 2007 the County made a one-time payment of approximately $54,800, which represents the amounts past due under the amendment to the County Agreement.
NOTE 6 — INVESTMENT IN WELL ENHANCEMENT AND RECOVERY SYSTEMS, LLC
Effective January 30, 2007, the Company entered into an Operating Agreement with Mr. R. Clark (who is deemed the indirect beneficial owner of 8.7% of the Company’s common stock by means of his role as manager of TPC Ventures, LLC) and Hydro Resources, Inc. (collectively the Company, Mr. Clark and Hydro Resources, Inc. are referred to as the “LLC Owners”) to form Well Enhancement and Recovery Systems, LLC (“Well Enhancement LLC”). Well Enhancement LLC was established to develop a new deep water well enhancement tool which the LLC Owners believe will increase the efficiency of deep water wells in the Denver metropolitan area. Each of the LLC Owners holds a 1/3 interest in Well Enhancement LLC. The president of the Company acts as the manager of Well Enhancement LLC.
The Company accounts for its investment in Well Enhancement LLC under the equity method pursuant to Accounting Principles Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock (as amended) and Emerging Issues Task Force Issue No. 03-16 Accounting for Investments in Limited Liability Companies. As of November 30, 2007, the Company’s Investment in Well Enhancement and Recovery Systems, LLC account on its balance sheet includes $40,000 of capital contributions made to date by the Company (total initial capital contribution will be approximately $70,000 per LLC Owner) and its 1/3rd share of the approximately $108,600 of net losses of Well Enhancement LLC from its inception through November 30, 2007. As of November 30, 2007, Well Enhancement LLC’s balance sheet consisted entirely of approximately $11,400 of cash and for the three and ten months ended November 30, 2007, Well Enhancement LLC posted net losses of approximately $1,900 and $108,600, respectively. The net losses are primarily a result of research and developments costs associated with the design of the well enhancement tool.
NOTE 7 — PARTICIPATING INTERESTS IN EXPORT WATER
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
In recent years the Company has repurchased various portions of the CAA obligations in priority. The table below summarizes the transactions impacting the CAA obligations since its signing, which are explained in greater detail below the table:

		Export Water
	Export Water	Proceeds to	Total Potential	Paticipating
	Proceeds Received	Pure Cycle	Obligation	Interests Liability	Contingency
Original balances	$—	$218,500	$31,807,732	$11,090,630	$20,717,102

Activity from inception through August 31, 2007:
Sky Ranch option payments	110,400	(42,280)	(68,120)	(23,754)	(44,366)
Acquisitions	—	23,398,234	(23,398,234)	(8,158,430)	(15,239,804)
Arapahoe County tap fees *	532,968	(373,078)	(159,890)	(55,754)	(104,136)
Export Water Sale payments	15,810	(11,067)	(4,743)	(1,655)	(3,088)

Balance at August 31, 2007	659,178	23,190,309	8,176,745	2,851,037	5,325,708

Activity during the three months ended November 30, 2007:
Export Water Sale payments	3,366	(2,356)	(1,010)	(353)	(657)
Acquisitions	—	4,679,266	(4,679,266)	(1,631,553)	(3,047,713)

Balance at November 30, 2007	$662,544	$27,867,219	$3,496,469	$1,219,131	$2,277,338

* The Arapahoe County tap fees are less a $34,522 royalty payment to the Land Board.
In October 2007, the Company acquired the rights to approximately $4.7 million of CAA interests in exchange for 211,228 shares of the Company’s restricted common stock valued at approximately $1.9 million. As a result, the Company now has the right to retain an additional $4.7 million of the initial $31.8 million of proceeds from the sale of Export Water. When combined with the CAA acquisitions and the payments made as a result of the sale of Export Water through August 31, 2007, as described in the Company’s 2007 Annual Report on Form 10-K, the total remaining potential third party obligation as of November 30, 2007 is approximately $3.5 million. The Company recorded a loss on the acquisition of the CAA interests in October 2007 of approximately $273,700.
The acquisition of these CAA obligations and debt reduction, reduces the long term impact of the CAA and provides the Company with additional cash flows to fund operations and pursue other business opportunities that may arise.
The CAA includes contractually established priorities. Following the CAA acquisition made by the Company, the Company’s priority levels include $5.1 million of remaining amounts payable at the highest priority level, $2.5 million in the third priority level, and the remaining $20.3 million at various other priority levels.
The CAA obligation is non-interest bearing, and if the Export Water is not sold, the parties to the CAA have no recourse against the Company. If the Company does not sell the Export Water, the holders of the Series B Preferred Stock are also not entitled to payment of any dividend and have no contractual recourse against the Company.

NOTE 8 — STOCKHOLDERS’ EQUITY
Preferred and Common Stock. The Company’s non-voting Series B Preferred Stock has a preference in liquidation of $1.00 per share less any dividends previously paid. Additionally, the Series B Preferred Stock is redeemable at the discretion of the Company for $1.00 per share less any dividends previously paid. In the event that the Company’s proceeds from sale or disposition of Export Water rights exceeds $36,026,232, the Series B Preferred Stock holders will receive the next $433,513 of proceeds in the form of a dividend.
Equity Compensation Plan. The Company maintains the 2004 Incentive Plan (the “Equity Plan”) which was approved by stockholders in April 2004. Executives, eligible employees and non-employee directors are eligible to receive option and restricted stock grants pursuant to the Equity Plan. Under the Equity Plan, options to purchase shares of stock, and restricted stock awards, can be granted with exercise prices and vesting periods determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. As of November 30, 2007, the Company has 1,425,800 shares that can be granted to eligible participants pursuant to the Equity Plan.
Because there were no options exercised or granted and no options vested during the three months ended November 30, 2007, the Company has omitted the stock option activity tables as there were no significant changes from the tables presented in Note 8 to the Company’s 2007 Annual Report on Form 10-K. The intrinsic value of options fully vested and expected to vest, as well as the weighted average remaining contractual terms of the fully vested options and options expected to vest as of November 30, 2007, did not change significantly from August 31, 2007. The Company has not recorded any excess tax benefits to additional paid in capital.
At November 30, 2007, the Company has unrecognized SFAS 123(R) expenses relating to non-vested options that are expected to vest totaling approximately $210,500. The weighted-average period over which these options are expected to vest is approximately one year.
On August 27, 2007, the Company granted 34,189 shares of restricted common stock to the President of the Company pursuant to the Equity Plan. Pursuant to SFAS 123(R), the Company will recognize compensation expense on this grant based on the grant date fair value of the stock. The grant date fair value of the restricted stock was based upon the market price of the Company’s common stock on the date of the grant. The grant date fair value will be amortized to compensation expense over the vesting term of two years. Because there has been no change in the status of the restricted stock, the Company omitted the status table, which is disclosed in Note 8 to the Company’s 2007 Annual Report on Form 10-K.
As of November 30, 2007, there was approximately $227,000 of unrecognized compensation expense related to restricted stock awarded under the Equity Plan. This expense is expected to be recognized over a period of approximately 2 years.
Warrants. As of November 30, 2007, the Company had outstanding warrants to purchase 92 shares of common stock at an exercise price of $1.80 per share, which are more fully described in Note 8 to the Company’s 2007 Annual Report on Form 10-K.
Loss per common share. Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 140,092 and 663,663 common share equivalents as of November 30, 2007 and 2006, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.
Comprehensive Loss. In addition to net loss, comprehensive loss includes the unrecognized changes in the fair value of marketable securities that are classified as available-for-sale as noted in the following table:

	Three Months Ended November 30,
	2007	2006
Net loss	$(1,894,997)	$(1,585,212)
Unrealized gain on marketable securities	232	7,237

Comprehensive loss	$(1,894,765)	$(1,577,975)

NOTE 9 — RELATED PARTY TRANSACTIONS
In October 2007, the Company repaid approximately $26,500 to a party related to Mr. Clark. This represented the only remaining note payable with a scheduled maturity.
The Company leases office space from Mr. Clark, who is also the sole manager of TPC Ventures, LLC which is a greater than 5% holder of the Company’s common stock. The Company leases the office space on a month-to-month basis for $1,000 per month.
NOTE 10 — SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

	Three Months Ended
	November 30,
	2007	2006

Common stock issued to acquire contingent obligations	$1,905,276	$—

Treasury stock accepted upon exercise of stock options with mature shares used as consideration	$—	$44,415

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the financial statements and the notes thereto contained in our 2007 Annual Report on Form 10-K.
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
Our water assets are comprised of the following annual entitlements which are described in greater detail in our 2007 Annual Report on Form 10-K:
•	Approximately 60,000 acre-feet of senior 1883 water rights in the Arkansas River and its tributaries represented by over 21,600 shares of the Fort Lyon Canal Company (“FLCC”);

•
Approximately 11,650 acre-feet of water located in Arapahoe County, Colorado at property known as the Lowry Range(an approximately 27,000 acre property located in Arapahoe County, Colorado, owned by the State Board of Land Commissioners) , which we can “export” from the Lowry Range to supply water to nearby communities and developers in need of additional water supplies (this water asset is referred to as our “Export Water”);

•
Approximately 363 acre-feet of groundwater pursuant to an Agreement for Water Service (the “County Agreement”) with Arapahoe County (the “County”), which will be added to our overall Denver metropolitan water supply portfolio (we are awaiting the delivery of a water rights deed for approximately 336 acre-feet of this water valued at approximately $240,000, the value of which is included in the construction proceeds receivable account on our balance sheet as of November 30, 2007, until the water rights deed is received, which we expect to be in our fiscal 2008); and

•
Approximately 89 acre-feet of water located beneath Sky Ranch together with the right to purchase an additional 671 acre-feet of water (for a total of 760 acre-feet) pursuant to the Sky Ranch Agreements.

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

Our water marketing activities target our water and wastewater services to developers and homebuilders developing new communities along the Front Range, including the greater Denver and Colorado Springs metropolitan areas. Our groundwater supplies are largely undeveloped and are located in the southeastern portion of the greater Denver area in Arapahoe County. The majority of our surface water is located in the Arkansas River Valley, and we are proposing to use it in our target service market and throughout the Front Range of Colorado. We work with area developers to investigate water supply constraints, water and wastewater utility issues, market demand, treatment and transportation concerns, employment centers and other issues in order to identify suitable areas for development. Construction of water and wastewater systems and the providing of water and wastewater services are subject to individual water and wastewater service agreements. We negotiate individual agreements with developers and/or homebuilders to design, construct and operate water and wastewater systems. Our service contracts outline our obligations to design, construct and operate certain facilities necessary to develop and treat water and treat and reuse wastewater. These service agreements include the timing of installation of the facilities, required capacities of the systems, and locations for the services to be provided. Service agreements address all aspects of the development of the water and wastewater systems. For details on our current service agreements please refer to our 2007 Annual Report on Form 10-K.
Results of Operations
Executive Summary
The approximate results of our operations for the three months ended November 30, 2007 and 2006 are:

Executive Summary
	Three Months Ended
	November 30,
	2007	2006
Millions of gallons of water delivered	10.6	10.7
Water revenues generated	$39,000	$35,000
Water delivery operating costs incurred	$15,200	$13,700
Water delivery gross margin %	61%	61%

Wastewater treatment revenues	$16,700	$14,800
Wastewater treatment operating costs incurred	$4,200	$5,900
Wastewater treatment gross margin %	75%	60%

General and administrative expenses	$651,600	$443,500

Net losses	$1,895,000	$1,585,200
Water Usage and Wastewater Treatment Revenues
Water deliveries for the three months ended November 30, 2007 remained comparable with the three months ended November 30, 2006. Water usage revenues for the three months ended November 30, 2007 increased 11% over the three months ended November 30, 2006, mainly due to the July 2007 water rates increase.
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
Gross margin for water operations for the three months ended November 30, 2007 remained comparable with the three months ended November 30, 2006. Gross margin for wastewater operations for the three months ended November 30, 2007 was approximately 15% higher than the three months ended November 30, 2006, due to certain maintenance expenses incurred in fiscal 2007 which were not incurred in 2008.
General and Administrative and Other Expenses
General and administrative (“G&A”) expenses for the three months ended November 30, 2007 and 2006 were impacted by the adoption of SFAS No. 123 (revised 2004) Share Based Payment (“SFAS 123(R)”), as follows:

	Three Months Ended
	November 30,
	2007	2006	Increase
G&A expenses as reported	$(651,600)	$(443,500)	$(208,100)
SFAS 123(R) expenses	81,300	78,200	3,100

G&A expenses less SFAS 123(R) expenses	$(570,300)	$(365,300)	$(205,000)

Without the effects of stock-based compensation expenses, the increase in G&A expenses for the periods presented is mainly attributable to the following:
•
During the three months ended November 30, 2007, we incurred approximately $112,900 of consulting fees related to negotiations and water marketing activities associated with the proposed development of the Lowry Range, which were not incurred during the three months ended November 30, 2006.

•
During the three months ended November 30, 2007 and 2006 we expensed approximately $89,300 and $75,000, respectively, related to water assessment charges payable to the FLCC. This represents our share (based on the number of FLCC shares we own) of FLCC’s annual operating and maintenance expenditures. The increase is attributable to higher assessments levied by the FLCC

•	Professional fees accounted for approximately $35,700 of the increase, mainly attributable to the Lowry Range negotiations and other general corporate legal services.

•
Franchise fees payable to the State of Delaware and other public company expenses accounted for approximately $32,200 of the increase, which is mainly due to more shares being outstanding as a result of the July 2007 equity offering.

Depreciation and depletion charges for the three months ended November 30, 2007 were approximately $95,600, which is comparable to the approximately $90,500 of expense recorded for the three months ended November 30, 2006.
Interest income totaled approximately $127,000 and $44,600 for the three months ended November 30, 2007 and 2006, respectively. This represents interest earned on the temporary investment of capital in available-for-sale securities, interest accrued on the note receivable from the District and interest accrued on the construction proceeds receivable from Arapahoe County. The increase is due mainly to the temporary investment of over $5.0 million raised in the equity offering in July 2007.
Imputed interest expense related to the Tap Participation Fees payable to HP A&M totaled approximately $1.1 million and $1.1 million for the three months ended November 30, 2007 and 2006, respectively. This represents the expensed portion of the difference between the relative fair value of the liability and the net present value of the liability recognized under the effective interest method. See also Note 1 to the accompanying financial statements for discussion on the revaluation of the Tap Participation Fee and the impact to the November 30, 2007 financial statements.

Our net losses, as reported in our statements of operations for the three months ended November 30, 2007 and 2006, were approximately $1.9 million and $1.6 million, respectively. Our reported net losses have been materially impacted by the imputed interest on the Tap Participation Fee and stock-based compensation expense recognized pursuant to SFAS 123(R). In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the imputed interest and stock-based compensation expenses on our reported net losses and loss per share. Because these items do not require the use of current assets, management does not include these items in its analysis of our financial results or how we allocate our resources. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of these significant items on our financial results.

	Three Months Ended november 30,
	2007	2006	Change
Net loss as reported	$(1,885,000)	$(1,585,200)	$(299,800)
Interest imputed on Tap Participation Fees payable to HP A&M	1,041,000	1,141,000	(100,000)
SFAS 123(R) expenses	81,300	78,200	3,100

Net loss less imputed interest and SFAS 123’(R) expenses	$(762,700)	$(366,000)	$(396,700)

Net loss per common share as reported	$(0.09)	$(0.09)	$0.00
Interest imputed on Tap Participation Fees payable to HP A&M	0.05	0.06	$(0.01)
SFAS 123(R) expenses	0.00	0.01	$(0.01)

Net loss per common share less non-cash interest and SFAS 123(R) expenses	$(0.04)	$(0.02)

Weighted avererage common shares outstanding	20,136,157	18,353,443

Liquidity and Capital Resources
Our working capital, defined as current assets less current liabilities, at November 30, 2007 was approximately $6.7 million, and we had cash and cash equivalents and marketable securities on hand totaling approximately $6.6 million at November 30, 2007. We believe that at November 30, 2007, we have sufficient working capital to fund our operations for the next year. However, there can be no assurance that we will be successful in marketing the water from our primary water projects in the near term. In order to generate working capital to support our operations, we may incur additional short or long-term debt or seek to sell additional equity securities. We have an effective shelf registration statement pursuant to which we may elect to sell up to another $5.7 million of stock at any time and from time to time.
Development of the water that we own, have rights to use, or may seek to acquire, will require substantial capital investments. We anticipate that capital required for the development of the water and wastewater systems will be financed through the sale of water taps to developers and water delivery charges to users. A water tap charge refers to a charge we impose to fund construction of “Wholesale Facilities” (“Wholesale Facilities” are further defined in our 2007 Annual Report on Form 10-K) and permit access to our water delivery system (e.g., a single-family home’s tap into our water system), and a water service charge refers to a water customer’s monthly water bill, generally charged per 1,000 gallons of water delivered to the customer. We anticipate tap fees will be sufficient to generate funds with which we can design and construct the necessary Wholesale Facilities. However, once we receive tap fees from a developer, we are contractually obligated to construct the Wholesale Facilities for the taps paid for, even if our costs are not covered by the fees we receive. We can not assure you that these sources of cash will be sufficient to cover all our capital costs.
As further described in our 2007 Annual Report on Form 10-K, pursuant to the Arkansas River Agreement we agreed to pay HP A&M 10% of our water tap fees received on the sale of the next 40,000 water taps. As of November 30, 2007, we have estimated the value of the Tap Participation Fee payable to HP A&M at approximately $50.5 million based on a discounted cash flow valuation analysis, which was originally prepared at August 31, 2006, and was updated as of November 30, 2007. See Note 3 in the accompanying financial statements for the impact of the revaluation. The actual amount to be paid could exceed our estimates. Tap participation payments are not payable to HP A&M until we receive water tap fee payments. We did not sell any taps or make any Tap Participation Fee payments during the three months ended November 30, 2007. As of November 30, 2007, 38,965 taps remain subject to the Tap Participation Fee.

We are obligated to pay the FLCC annual water assessment charges which are the charges assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal. The payments are due to the FLCC each calendar year. In December 2007, the FLCC approved an increase in the calendar 2008 assessments from $12.50 per share to $15.00 per share, which equates to an increase in our water assessments from approximately $265,000 per year to approximately $325,000 per year.
On August 3, 2005, we entered into the County Agreement to provide water service to the Arapahoe County Fairgrounds. In accordance with SAB 104, upon completion of construction of the Arapahoe County Fairgrounds facilities and the initiation of water service to the Arapahoe County Fairgrounds in July 2006, we began ratably recognizing deferred tap fee revenues as income. The tap fees received from the County are being recognized in income over the estimated useful life of the constructed assets, or 30 years. For the three months ended November 30, 2007, we recognized water tap revenues of approximately $3,600. In addition, we started recognizing deferred “Special Facilities” (the Special Facilities funding is more fully described in Note 3 to the 2007 Annual Report on Form 10-K) funding as revenues per SAB 104 in fiscal 2006, which will also be recognized over the useful life of the constructed assets. For the three months ended November 30, 2007, we recognized Special Facility funding revenues of approximately $10,400. See also Note 5 to the accompanying financial statements for information regarding the amendment to the County Agreement in regards to the Special Facilities funding.
In October 2007, we repaid our sole outstanding note to a related party. Therefore, at November 30, 2007, we had no outstanding related party debt.
Operating Activities
Operating activities include revenues we receive from the sale of water and wastewater services to our customers, costs incurred in the delivery of those services, general and administrative expenses, and depletion/depreciation expenses.
Cash used by operating activities was approximately $226,300 and $433,700 for the three months ended November 30, 2007 and 2006, respectively. The change is mainly due to changes in operating assets and liabilities.
As a result of the Arkansas River Agreement signed on August 31, 2006, we imputed approximately $1.1 million of interest on the Tap Participation Fee Payable to HP A&M for both the three month periods ended November 30, 2007 and 2006.
During the three months ended November 30, 2007 and 2006, we accrued interest on the note receivable from the District of approximately $5,700 and $5,900, respectively. We also accrued approximately $6,700 and $12,800 of interest on the construction proceeds receivable during the three months ended November 30, 2007 and 2006, respectively. The decrease is due to the amendment to the agreement as further described in the accompanying financial statements. We incurred approximately $96,400 and $91,200 of depreciation, depletion and other non-cash charges during the three months ended November 30, 2007 and 2006, respectively. We will continue to provide domestic water and wastewater service to customers in our service area and we will continue to operate and maintain our water and wastewater systems with our own employees.
Investing Activities
On October 31, 2003 we entered into the Denver Groundwater Purchase Agreement (the “DGPA”) with the developer of Sky Ranch. The DGPA provides us the right to purchase a total of 223 acre-feet of adjudicated decreed water rights owned by the developer. Under the DGPA, we can acquire 44.6 acre-feet of water per year (or 20% of the total 223 acre-feet) for a payment of $50,000 (acquiring the entire 223 acre-feet will require payments totaling $250,000). On March 26, 2004 and May 26, 2005, we exercised our rights and purchased a total of 89.2 acre-feet of Denver aquifer groundwater for payments totaling $100,000. During our fiscal 2006 and in the first quarter of fiscal 2007, respectively, we made the required $50,000 payments pursuant to the DGPA, for which we have not received the water rights deeds from the developer. As of the date of this filing, we are continuing to work with the developer on finalizing these acquisitions. Since we have not received the water rights deed as of November 30, 2007, and Sky Ranch has not cashed either of our checks, we have not recorded these acquisitions of groundwater as investments in water. Instead they are reflected as a pre-paid assets in the accompanying financial statements. We anticipate purchasing the remaining 20% of the Sky Ranch groundwater pursuant to the DGPA in our fiscal 2008, by exercising our rights. This will require a payment totaling $50,000.

We continue to invest in legal and engineering fees associated with certain water rights, and we continue to invest in the right-of-way permit fees to the Department of Interior Bureau of Land Management and legal and engineering costs for our Paradise Water Supply.
Cash provided by investing activities for the three months ended November 30, 2007 and 2006, was approximately $447,100 million and $160,200 million, respectively. Increase in cash provided by investing activities is a result of the sale or maturity of approximately $500,000 of temporary investments.
Financing Activities
Cash used by financing activities during the three months ended November 30, 2007 and 2006, was approximately $27,600 and $1,100, respectively. The difference is mainly due to the repayment of approximately $26,500 of debt to a related party in October 2007.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist entirely of the CAA, which is more fully described in our 2007 Annual Report on Form 10-K, and in Note 7 to the accompanying financial statements.
Recently Adopted and Issued Accounting Pronouncements
See Note 1 to the accompanying financial statements regarding recently adopted and issued accounting pronouncements.
Critical Accounting Policies
Our financial statements are prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”), which requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. With the exception of the items described below, since August 31, 2007, there have been no significant changes to our critical accounting policies, therefore, for further discussion of our significant accounting policies, refer to Note 2 and Item 7 — Critical Accounting Policies in our 2007 Annual Report on Form 10-K.
Tap Participation Fee
As described in Note 1 to the accompanying financial statements, we assess the value of the “Tap Participation Fee payable to HP A&M” whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. Based on changes in the housing market in Colorado and other similar factors, we revalued the Tap Participation Fee at November 30, 2007. See Note 3 to the accompanying financial statements for impact of this revaluation as of November 30, 2007.
Obligations Payable by HP A&M
Certain of the properties we acquired pursuant to the Arkansas River Agreement are subject to outstanding promissory notes, as further described in the accompanying financial statements. These notes are secured by deeds of trust on the properties. We did not assume any of these promissory notes and are not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, we may make payments on any or all of the notes and cure any or all of the defaults. If we do not cure the defaults, we will lose the properties securing the defaulted notes. If HP A&M defaults on the promissory notes, we can foreclose on a defined amount of Pure Cycle stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Although the likelihood of HP A&M defaulting on the notes is deemed remote, we will continue to monitor the status of the notes for any indications of default. We are not aware of any defaults by HP A&M as of November 30, 2007.

Income taxes
There is no provision for income taxes because we continue to incur operating losses. See Note 1 to the accompanying financial statements for information regarding our adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
General. Pure Cycle has limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows, such exposure is due primarily to changing interest rates.
Interest Rates. The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term investments, consisting primarily of United States Treasury Obligations and other investment grade debt securities. As of November 30, 2007, the fair value of our marketable securities was approximately $300,000 with maturity dates through January 2008. A hypothetical 50 basis point change in interest rates would not result in a material decrease or increase in the fair value of our marketable securities. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedure
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Exchange Act Rule 13a—15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
The President and Chief Financial Officer assessed the effectiveness of internal control over financial reporting as of November 30, 2007 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control Over Financial Reporting and Management’s Remediation Initiatives
None
Part II
Item 6. Exhibits

Exhibits

10.2	2004 Incentive Plan, effective April 12, 2004, as amended November 12, 2007.*
31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
* Filed herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
PURE CYCLE CORPORATION
/s/ Mark W. Harding
Mark W. Harding
President and Chief Financial Officer
January 9, 2008

EXHIBIT INDEX

Exhibit
Number	Description

10.2	2004 Incentive Plan, effective April 12, 2004, as amended November 12, 2007.
31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.