Form 10-Q
period 2008-05-31
PURE CYCLE CORP
filed 2008-07-10
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company filer (as defined in rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 8, 2008:

Common stock, 1/3 of $.01 par value	20,206,566

(Class)	(Number of Shares)

PURE CYCLE CORPORATION
INDEX TO MAY 31, 2008 FORM 10-Q

Page

PART I — FINANCIAL INFORMATION

Item 1 – Financial Statements (unaudited)	3

Balance Sheets:
May 31, 2008 and August 31, 2007	3

Statements of Operations:
For the three months ended May 31, 2008 and 2007	4

For the nine months ended May 31, 2008 and 2007	5

Statements of Cash Flows:
For the nine months ended May 31, 2008 and 2007	6

Notes to Financial Statements	7

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	22

Item 4 – Controls and Procedures	22

PART II — OTHER INFORMATION

Item 1A – Risk Factors	23

Item 5 – Other Information	24

Item 6 – Exhibits	24

Signature Page	25

Exhibit 31
Exhibit 32

PURE CYCLE CORPORATION
BALANCE SHEETS

	May 31,	August 31,
	2008	2007
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$5,706,490	$6,095,075
Trade accounts receivable	51,233	70,217
Prepaid expenses	59,293	246,968
Current portion of construction proceeds receivable	64,783	64,783
Marketable securities	—	799,802
Interest receivable	—	11,585

Total current assets	5,881,799	7,288,430

Investments in water and water systems, net	103,199,931	103,248,427

Construction proceeds receivable, less current portion, including $240,075 expected to be paid with water rights	719,845	792,719
Note receivable — Rangeview Metropolitan District, including accrued interest	490,753	475,734
Assets held for sale	77,940	77,940
Investment in Well Enhancement and Recovery Systems, LLC	13,486	4,431
Property and equipment, net	8,865	4,210

Total assets	$110,392,619	$111,891,891

LIABILITIES:
Current liabilities:
Accounts payable	$96,633	$15,056
Accrued liabilities	62,220	85,919
Deferred revenues	55,800	55,800
Current debt — related party	—	26,542

Total current liabilities	214,653	183,317

Deferred revenues, less current portion	1,515,861	1,557,711
Participating Interests in Export Water Supply	1,218,449	2,851,037
Tap Participation Fee payable to HP A&M, net of discount of $55.8 million and $55.1 million	52,710,000	49,455,000

Total liabilities	55,658,963	54,047,065

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock:
Par value $.001 per share, 25 million shares authorized; Series B — 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433

Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 20,206,566 and 19,995,338 shares outstanding	67,360	67,512
Additional paid-in capital	91,840,640	91,650,897
Accumulated deficit	(37,174,777)	(31,901,737)
Treasury stock, at cost, 0 and 256,800 shares of common stock	—	(1,979,447)
Accumulated comprehensive income	—	7,168

Total stockholders’ equity	54,733,656	57,844,826

Total liabilities and stockholders’ equity	$110,392,619	$111,891,891

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended May 31,
	2008	2007

Revenues:
Metered water usage	$36,869	$33,731
Wastewater treatment fees	16,744	14,752
Special facility funding	10,377	10,377
Water tap fees	3,574	3,574

Total revenues	67,564	62,434

Expenses:
Cost of revenues:
Water delivery costs	(9,233)	(12,855)
Wastewater treatment costs	(4,921)	(5,688)
Depletion and depreciation	(22,121)	(21,955)

Total cost of revenues	(36,275)	(40,498)

Gross margin	31,289	21,936

General and administrative expenses	(588,024)	(521,742)
Depreciation	(73,251)	(69,939)

Operating loss	(629,986)	(569,745)

Other income (expense):
Interest income	52,748	34,841
Loss on sale of marketable securities	—	(1,211)
Share of losses of Well Enhancement and Recovery Systems, LLC	(37,128)	(30,000)
Imputed interest expense related to the Tap Participation Fees payable to HP A&M	(1,114,000)	(1,176,800)

Net loss	$(1,728,366)	$(1,742,915)

Net loss per common share — basic and diluted	$(.09)	$(.09)

Weighted average common shares outstanding — basic and diluted	20,206,566	18,476,230

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended May 31,
	2008	2007

Revenues:
Metered water usage	$101,986	$91,995
Wastewater treatment fees	50,232	44,256
Special facility funding	31,131	31,131
Water tap fees	10,722	10,722

Total revenues	194,071	178,104

Expenses:
Cost of revenues:
Water delivery costs	(38,673)	(38,381)
Wastewater treatment costs	(13,532)	(17,067)
Depletion and depreciation	(66,240)	(65,662)

Total cost of revenues	(118,445)	(121,110)

Gross margin	75,626	56,994

General and administrative expenses	(1,810,442)	(1,650,395)
Depreciation	(219,985)	(208,384)

Operating loss	(1,954,801)	(1,801,785)

Other income (expense):
Interest income	250,402	120,051
Gain on sale of land	—	17,927
Loss on sale of marketable securities	(1,973)	(71)
Share of losses of Well Enhancement and Recovery Systems, LLC	(37,945)	(30,000)
Extinguishment of contingent obligations	(273,723)	—
Imputed interest expense related to the Tap Participation Fees payable to HP A&M	(3,255,000)	(3,463,542)

Net loss	$(5,273,040)	$(5,157,420)

Net loss per common share — basic and diluted	$(.26)	$(.28)

Weighted average common shares outstanding — basic and diluted	20,182,668	18,399,887

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended May 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,273,040)	$(5,157,420)
Adjustments to reconcile net loss to net cash used by operating activities:
Imputed interest on Tap Participation Fees payable to HP A&M	3,255,000	3,463,542
Extinguishment of contingent obligations	273,723	—
Stock-based compensation expense included with general and administrative expenses	263,761	223,927
Depreciation, depletion and other non-cash items	287,584	275,681
Share of losses of Well Enhancement and Recovery Systems, LLC	37,945	30,000
Loss on sale of marketable securities	1,973	71
Interest added to construction proceeds receivable	(23,024)	(37,773)
Interest added to note receivable — Rangeview Metropolitan District	(15,019)	(17,580)
Gain on sale of land	—	(17,927)
Changes in operating assets and liabilities:
Trade accounts receivable	18,984	20,098
Construction proceeds receivable	95,898	57,330
Interest receivable and prepaid expenses	199,260	(164,417)
Accounts payable and accrued liabilities	57,878	(223,384)
Deferred revenues	(41,850)	(41,854)

Net cash used by operating activities	(860,927)	(1,589,706)

Cash flows from investing activities:
Sale of LAWMA Shares	—	849,742
Sales and maturities of marketable securities	790,661	1,547,255
Sale of property and equipment	—	19,250
Purchase of property and equipment	(7,547)	(1,596)
Investment in Well Enhancement and Recovery Systems, LLC	(47,000)	(40,000)
Capitalized acquisition costs	—	(37,600)
Investments in water and water systems	(234,837)	(37,945)
Purchase of marketable securities	—	(199,402)

Net cash provided by investing activities	501,277	2,099,704

Cash flows from financing activities:
Tap Participation Fee payments made to HP A&M	—	(849,742)
Payments to Participating Interests in Export Water Supply holders	(2,393)	(2,632)
Payments on related party debt	(26,542)	—

Net cash used by financing activities	(28,935)	(852,374)

Net change in cash and cash equivalents	(388,585)	(342,376)
Cash and cash equivalents — beginning of period	6,095,075	374,069

Cash and cash equivalents — end of period	$5,706,490	$31,693

See Accompanying Notes to Financial Statements

NOTE 1 — PRESENTATION OF INTERIM INFORMATION
The balance sheet as of May 31, 2008, and the statements of operations and cash flows for the three and nine months ended May 31, 2008 and 2007, respectively, have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at May 31, 2008 and for all periods presented have been appropriately made.
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
Tap Participation Fee payable to HP A&M. The Tap Participation Fee payable to High Plains A&M (“HP A&M”), arose as a result of the Company’s acquisition of its Arkansas River Water rights and is described in greater detail in the Company’s 2007 Annual Report on Form 10-K. The $52.7 million estimated fair value of the Tap Participation Fee payable at May 31, 2008 (which includes imputed interest of approximately $7.9 million) was determined using a discounted cash flow analysis of the projected future payments to HP A&M. The Company determined this value by estimating new home development in the Company’s service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver, Colorado metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver, Colorado metropolitan area. This development pattern was then applied to future water tap fees that were calculated using historical water tap fees. Based on the housing market in the Denver metropolitan area, the Company updated its estimated tap sales schedule as it relates to the Tap Participation Fee estimate at November 30, 2007, with no further updates necessary as of May 31, 2008. This update resulted in the following changes from the prior valuation model: (i) an increase in the overall future estimated Tap Participation Fee of approximately $3.9 million (from approximately $104.6 million to approximately $108.5 million), (ii) a decrease in the imputed effective interest rate from 10% to approximately 8.6% and (iii) a decrease in the imputed interest expense for the three and nine months ended May 31, 2008 of approximately $172,700 and $526,400, respectively (approximately $702,000 for the fiscal year). Actual development may differ substantially from the estimated new home development in the Company’s service area, which may have a material effect on the estimated fair value of the Tap Participation Fee payable to HP A&M and such differences may have a material impact on the financial statements. The valuation of the Tap Participation Fee payable to HP A&M is a significant estimate based on available historic market information and estimated future market information. Many factors are necessary to estimate future market conditions, including but not limited to, supply and demand for new homes, population growth along the Front Range, cash flows, tap fee increases at the Company’s rate-based districts, and other market forces beyond the Company’s control.
The Company imputes interest expense on the unpaid Tap Participation Fee using an effective interest method over the estimated development period utilized in the valuation of the liability. The Company imputed interest of approximately $1.1 million and $3.3 million related to the Tap Participation Fee during the three and nine months ended May 31, 2008, respectively. The Company imputed interest of approximately $1.2 million and $3.5 million related to the Tap Participation Fee during the three and nine months ended May 31, 2007, respectively.
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
The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2005 through fiscal 2007. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.
Recently Issued Accounting Pronouncements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. This gives a company the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 (September 1, 2008 for the Company). The Company is currently evaluating the impact of this standard on its financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, (“FAS 157”), which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years, and the interim periods within those fiscal years, beginning after November 15, 2007 (September 1, 2008 for the Company). The Company is currently evaluating the impact of this standard on its financial statements.
NOTE 2 — MARKETABLE SECURITIES
All marketable securities held by the Company matured or were sold during the nine months ended May 31, 2008. The funds were transferred to other temporary investments with original maturities of three months or less and are included in cash and cash equivalents on the balance sheet.
NOTE 3 — INVESTMENTS IN WATER AND WATER SYSTEMS
The Company’s investments in water and water systems consist of the following:

	May 31, 2008		August 31, 2007
		Accumulated		Accumulated
		Depreciation		Depreciation
		and		and
	Costs	Depletion	Costs	Depletion

Arkansas River Valley assets	$81,234,547	$(474,842)	$81,234,547	$(265,466)
Rangeview water supply	14,156,138	(4,779)	13,949,036	(4,408)
Rangeview water system	167,720	(44,909)	167,720	(38,032)
Paradise water supply	5,528,818	—	5,525,017	—
Fairgrounds water and water system	2,693,858	(160,236)	2,669,924	(94,325)
Sky Ranch water supply	100,000	—	100,000	—
Water supply — other	5,307	(1,691)	5,307	(893)

Totals	$103,886,388	$(686,457)	$103,651,551	$(403,124)

Net investments in water and water systems	$103,199,931		$103,248,427

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 3 to the Company’s 2007 Annual Report on Form 10-K. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three or nine months ended May 31, 2008.
NOTE 4 — HP A&M PROMISSORY NOTES
Certain of the properties the Company acquired from HP A&M are subject to outstanding promissory notes with principal and accrued interest totaling approximately $13.5 million at May 31, 2008 and $13.9 million at August 31, 2007. Additional information regarding these promissory notes, the circumstances under which the Company would be required to make payments pursuant to these notes and the accounting treatment of these notes is more fully described in Note 3 to the Company’s 2007 Annual Report on Form 10-K.
NOTE 5 — CONSTRUCTION PROCEEDS RECEIVABLE
Pursuant to the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”), as more fully described in Note 3 to the 2007 Annual Report on Form 10-K, the County is required to make monthly payments to the Company for the construction of the “Special Facilities” constructed at the County Fairgrounds. The monthly payments payable by the County were originally $6,850. This was calculated based on an original payable balance of approximately $607,900, which is the total capital expended by the Company for the Special Facilities of approximately $1.245 million less approximately $397,000 paid by the County up front and less approximately $240,000 for the value of the water rights to be transferred to the Company. However, pursuant to the County Agreement, because the County had not transferred the 336 acre-feet of water to the Company upon the completion of construction, the balance owed the Company was not reduced by the value of the water rights and is therefore still included in the construction proceeds receivable account. As a result, the monthly payment being charged to the County was increased to $9,555 upon completion of the facilities. The County made six payments of $9,555 each through December 2006, but then ceased making payments because the County disagreed with the increase. As a result, in October 2007, the Company and the County reached an agreement, whereby the County would (i) make the principal and interest payments on the original $607,900 balance owed to the Company (or approximately $6,850 per month for ten years), (ii) pay half of the interest (at 6% per annum) calculated on the value of the water rights that have not been transferred to the Company as of yet, and (iii) transfer the water rights valued at approximately $240,000 as soon as practical. The transfer of the water rights to the Company is currently being processed in the Colorado Water Court and the Company expects to receive the rights during its fiscal 2008. In addition, in October 2007 the County made a one-time payment of approximately $54,800, which represents the amounts past due under the amendment to the County Agreement.
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
The Company accounts for its investment in Well Enhancement LLC under the equity method pursuant to Accounting Principles Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock (as amended) and Emerging Issues Task Force Issue No. 03-16 Accounting for Investments in Limited Liability Companies. As of May 31, 2008, the Company’s Investment in Well Enhancement and Recovery Systems, LLC account on its balance sheet includes $87,000 of capital contributions made to date by the Company and its 1/3rd share of the approximately $220,600 of net losses of Well Enhancement LLC from its inception through May 31, 2008. As of May 31, 2008, Well Enhancement LLC’s balance sheet consisted of approximately $34,100 of cash and approximately $600 of accrued professional fees. For the three and nine months ended May 31, 2008, Well Enhancement LLC posted net losses of approximately $111,400 and $111,900, respectively. Since its inception, Well Enhancement LLC has posted net losses of approximately $220,600. The net losses are primarily a result of research and development costs associated with the design of the well enhancement tool.

NOTE 7 — PARTICIPATING INTERESTS IN EXPORT WATER
The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990’s. The acquisition was consummated with the signing of the Comprehensive Amendment Agreement No. 1 (the “CAA”) in 1996. Upon entering into the CAA, the Company recorded an initial liability of approximately $11.1 million, which represents the cash the Company received and used to purchase its Export Water Supply. In return, the Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the Participating Interest holders. In accordance with EITF Issue No 88-18 Sales of Future Revenues, the obligation for the $11.1 million (which has been reduced to approximately $1.2 million at May 31, 2008, as detailed below) was recorded as debt, and the remaining $20.7 million (which has been reduced to approximately $2.3 million at May 31, 2008, as detailed below) contingent liability is not reflected on the Company’s balance sheet because the obligation to pay this is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.
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
In recent years the Company has repurchased various portions of the CAA obligations in priority. The table below summarizes the transactions impacting the CAA obligations since its signing:

	Export
	Water	Export Water	Total	Participating
	Proceeds	Proceeds to	Potential	Interests
	Received	Pure Cycle	Obligation	Liability	Contingency
Original balances	$—	$218,500	$31,807,732	$11,090,630	$20,717,102
Activity from inception through August 31, 2007:
Sky Ranch option payments	110,400	(42,280)	(68,120)	(23,754)	(44,366)
Acquisitions	—	23,398,234	(23,398,234)	(8,158,430)	(15,239,804)
Arapahoe County tap fees *	532,968	(373,078)	(159,890)	(55,754)	(104,136)
Export Water Sale payments	15,810	(11,067)	(4,743)	(1,655)	(3,088)

Balance at August 31, 2007	659,178	23,190,309	8,176,745	2,851,037	5,325,708
Activity during the nine months ended May 31, 2008:
Export Water Sale payments	9,883	(6,918)	(2,965)	(1,035)	(1,930)
Acquisitions	—	4,679,266	(4,679,266)	(1,631,553)	(3,047,713)

Balance at May 31, 2008	$669,061	$27,862,657	$3,494,514	$1,218,449	$2,276,065

*	The Arapahoe County tap fees are less a $34,522 royalty payment to the Land Board.
In October 2007, the Company acquired the rights to approximately $4.7 million of CAA interests in exchange for 211,228 shares of the Company’s restricted common stock valued at approximately $1.9 million. As a result, the Company now has the right to retain an additional $4.7 million (combined with prior CAA acquisitions the Company has made, the Company now retains a total of $27.9 million of the CAA) of the initial $31.8 million of proceeds from the sale of Export Water. When combined with the CAA acquisitions and the payments made as a result of the sale of Export Water through August 31, 2007, as described in the Company’s 2007 Annual Report on Form 10-K, the total remaining potential third party obligation as of May 31, 2008 is approximately $3.5 million. The Company recorded a loss on the acquisition of the CAA interests in October 2007 of approximately $273,700.

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
NOTE 8 — STOCKHOLDERS’ EQUITY
The table below summarizes the significant changes in the Company’s equity accounts during the nine months ended May 31, 2008:

					Additional	Accumulated
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit

Balance at August 31, 2007	20,252,138	$67,512	(256,800)	$(1,979,447)	$91,650,897	$7,168	$(31,901,737)

Stock-based compensation expense	—	—	—	—	263,761	—	—

Acquisition of CAA interest (described in Note 7)	211,228	704	—	—	1,904,573	—	—

Retirement of treasury stock	(256,800)	(856)	256,800	1,979,447	(1,978,591)	—	—

Unrealized gain	—	—	—	—	—	232	—

Sale/maturity of marketable securities	—	—	—	—	—	(7,400)	—

Net loss	—	—	—	—	—	—	(5,273,040)

Balance at May 31, 2008	20,206,566	$67,360	—	$—	$91,840,640	$—	$(37,174,777)

Preferred Stock. The Company’s non-voting Series B Preferred Stock has a preference in liquidation of $1.00 per share less any dividends previously paid. Additionally, the Series B Preferred Stock is redeemable at the discretion of the Company for $1.00 per share less any dividends previously paid. In the event that the Company’s proceeds from sale or disposition of Export Water rights exceeds $36,026,232, the Series B Preferred Stock holders will receive the next $432,513 of proceeds in the form of a dividend.
Equity Compensation Plan. The Company maintains the 2004 Incentive Plan (the “Equity Plan”) which was approved by stockholders in April 2004. Executives, eligible employees and non-employee directors are eligible to receive options and restricted stock grants pursuant to the Equity Plan. Under the Equity Plan, options to purchase shares of stock, and restricted stock awards, can be granted with exercise prices and vesting periods determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. As of May 31, 2008, the Company has 1,445,000 shares that can be granted to eligible participants pursuant to the Equity Plan.
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

The following table summarizes the stock option activity for the Equity Plan for the nine months ended May 31, 2008:

			Weighted-
		Weighted-	Average	Approximate
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Instrinsic
	Options	Price	Term	Value
Outsanding at beginning of period	140,000	$8.60
Granted	15,000	7.50
Exercised	—	—
Forfeited or expired	—	—

Outstanding at May 31, 2008	155,000	$8.50	7.4	*

Options exercisable at May 31, 2008	110,000	$8.60	6.9	*

*	Intrinsic value less than zero
The following table summarizes the activity and value of non-vested options as of and for the nine months ended May 31, 2008:

		Weighted-
		Average
	Number of	Grant Date
	Options	Fair Value
Non-vested options outsanding at beginning of period	40,000	$7.22
Granted	15,000	6.24
Vested	(10,000)	6.77
Forfeited	—	—

Non-vested options outstanding at May 31, 2008	45,000	$7.00

The total fair value of options vested during the three and nine months ended May 31, 2008 was approximately $0 and $67,700, respectively.
Stock-based compensation expense for the three months ended May 31, 2008 and 2007, was approximately $93,400 and $67,500, respectively. Stock-based compensation expense for the nine months ended May 31, 2008 and 2007 was approximately $263,800 and $224,000, respectively.
At May 31, 2008, the Company has unrecognized expenses relating to non-vested options that are expected to vest totaling approximately $186,500. The weighted-average period over which these options are expected to vest is less than 1 year. The Company has not recorded any excess tax benefits to additional paid in capital.
There were no options exercised during the three or nine months ended May 31, 2008.
During the three and nine months ended May 31, 2007, the Company issued 370,002 and 394,675 shares of common stock upon the exercise of stock options, respectively. The options were exercised at a price of $1.80 per share. The exercise price for the options exercised during the three months ended May 31, 2007 was paid for by the option holder utilizing 87,632 shares of Company common stock held by the option holder for more than six months with a market value at the date of exercise totaling approximately $666,000, which is included on the line Treasury Stock on the accompanying balance sheet. The exercise price for all the options exercised during the nine months ended May 31, 2007 was paid for by the option holder utilizing 92,332 shares of Company common stock held by the option holder for more than six months with a market value at the dates of exercise totaling approximately $710,400.
In January 2008, the Company granted its directors options to purchase a combined 15,000 shares of the Company’s common stock pursuant to the 2004 Incentive Plan. The options vest one year from the date of grant and expire ten years from the date of grant. The Company calculated the fair value of these options at approximately $93,600 using the Black-Scholes model with the following variables: weighted average exercise price of $7.50 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of eight years; estimated dividend rate of 0%; weighted average risk-free interest rate of 4.25%; weighted average stock price volatility of 90.6%; and an estimated forfeiture rate of 0%. The $93,600 of stock-based compensation will be expensed monthly over the vesting period.

Restricted Stock. On August 27, 2007, the Company granted 34,189 shares of restricted common stock to the President of the Company pursuant to the Equity Plan. The Company is recognizing compensation expense on this grant based on the grant date fair value of the stock. The grant date fair value of the restricted stock was based upon the closing sales price of the Company’s common stock on the date of the grant and is being amortized to compensation expense over the vesting term of two years. Because there has been no change in the status of the restricted stock, the Company omitted the status table, which is disclosed in Note 8 to the Company’s 2007 Annual Report on Form 10-K.
As of May 31, 2008, there was approximately $162,200 of unrecognized compensation expense related to restricted stock awarded under the Equity Plan, which is expected to be recognized over a remaining period of less than 2 years.
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
Warrants. As of May 31, 2008, the Company had outstanding warrants to purchase 92 shares of common stock at an exercise price of $1.80 per share, which are more fully described in Note 8 to the Company’s 2007 Annual Report on Form 10-K.
Loss per common share. Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 155,092 and 276,753 common share equivalents as of May 31, 2008 and May 31, 2007, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.
Comprehensive Loss. In addition to net loss, comprehensive loss includes the unrecognized changes in the fair value of marketable securities that are classified as available-for-sale as noted in the following table:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Net loss	$(1,728,366)	$(1,742,915)	$(5,273,040)	$(5,157,420)
Unrealized gain (loss) on marketable securities	—	4,880	(7,168)	16,058

Comprehensive loss	$(1,728,366)	$(1,738,035)	$(5,280,208)	$(5,141,362)

Prior to May 31, 2008, the Company had marketable securities that were recorded as available-for-sale and therefore any unrecognized changes in the fair value of these marketable securities was included as a component of other comprehensive income. As described in Note 2, all of the Company’s marketable securities either matured or were sold during the nine months ended May 31, 2008. The Company invested these funds in cash equivalent accounts and therefore after the sale / maturity date of the available-for-sale securities the only items included in comprehensive income is the Company’s net loss.

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
NOTE 10 — SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

	Nine months ended:
	May 31, 2008	May 31, 2007

Retirement of treasury stock	$1,979,447	$—

Common stock issued to acquire contingent obligations	$1,905,277	$—

Adjustment to purchase price relating to LAWMA shares acquired from HP A&M	$—	$927,682

Treasury stock accepted upon exercise of stock options with mature shares used as consideration	$—	$710,418

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
General
Pure Cycle Corporation is an investor-owned water and wastewater service provider engaged in the design, construction, operation and maintenance of water and wastewater systems. Our premise is that water is a precious commodity that is often undervalued and therefore used inefficiently. We primarily operate in the Denver, Colorado metropolitan area, however, we have assets located in the Denver area, in southeastern Colorado in the Arkansas River, and on the western slope of Colorado. Our business practices are centered on the efficient and environmentally responsible use of our water to ensure we have water to meet the long-term needs of our customers.
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

•
Approximately 11,650 acre-feet of water located in Arapahoe County, Colorado at property known as the Lowry Range (an approximately 27,000 acre property located in Arapahoe County, Colorado, owned by the State Board of Land Commissioners), which we can “export” from the Lowry Range to supply water to nearby communities and developers in need of additional water supplies (this water asset is referred to as our “Export Water”) — see Risk Factors below for additional information on the Lowry Range water;

•
Approximately 363 acre-feet of groundwater pursuant to an Agreement for Water Service (the “County Agreement”) with Arapahoe County (the “County”), which will be added to our overall Denver metropolitan water supply portfolio (we are awaiting the delivery of a water rights deed for approximately 336 acre-feet of this water valued at approximately $240,000, the value of which is included in the construction proceeds receivable account on our balance sheet as of May 31, 2008, until the water rights deed is received, which we expect to receive in our fiscal 2008); and

•
Approximately 89 acre-feet of water located beneath Sky Ranch together with the right to purchase an additional 671 acre-feet of water (for a total of 760 acre-feet) pursuant to the Sky Ranch Agreements (however, see update on Sky Ranch bankruptcy in the Risk Factors below).

In addition to the water we own, we also control the following water assets in Colorado, which are described in greater detail below and in our 2007 Annual Report on Form 10-K:
•
We have the exclusive rights to provide water and wastewater through 2081 using approximately 15,050 acre-feet of water to the Lowry Range. This water is required to be used specifically on the Lowry Range (collectively we refer to the 15,050 acre-feet of water designated for use on the Lowry Range and the 11,650 acre-feet of Export Water as our “Rangeview Water Supply”) — see Risk Factors below for additional information on the Lowry Range water;

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
Results of Operations
Executive Summary
The approximate results of our operations for the three and nine months ended May 31, 2008 and May 31, 2007 are as follows:
Summary Table

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Millions of gallons of water delivered	10.0	10.2	25.5	25.8
Water revenues generated	$36,900	$33,700	$102,000	$92,000
Water delivery operating costs incurred (excluding depreciation and depletion)	$9,200	$12,900	$38,700	$38,400
Water delivery gross margin %	75%	62%	62%	58%

Wastewater treatment revenues	$16,700	$14,800	$50,200	$44,300
Wastewater treatment operating costs incurred	$4,900	$5,700	$13,500	$17,100
Wastewater treatment gross margin %	71%	62%	73%	61%

General and administrative expenses	$588,000	$521,700	$1,810,400	$1,650,400

Net losses	$1,728,400	$1,742,915	$5,273,000	$5,157,420

Water Usage Revenues and Margins
Water deliveries for the three and nine months ended May 31, 2008 remained consistent with the comparable periods in fiscal 2007. Water usage revenues for the three and nine month periods ended May 31, 2008 increased 9% and 11%, respectively, over the comparable periods in fiscal 2007. These increases are due to our July 2007 increase in water rates and timing of customer use.
Our water service charges are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established based on the average of three surrounding communities, referred to as our rate-based districts. Our rate-based districts have continued to raise their rates over the past several years.
Gross margins for water operations for the three and nine month periods ended May 31, 2008 increased over the comparable periods in fiscal 2007 by 13% and 4%, respectively, which is a result of maintenance and on-going operational expenses incurred in the prior year which were not incurred in 2008.
Wastewater Treatment Revenues and Margins
Our wastewater customers are charged flat monthly fees based on the number of tap connections they have, which increased in July 2007 and accounts for the entire 13% increase in the periods presented.
Gross margins for wastewater operations for the three and nine month periods ended May 31, 2008 were approximately 9% and 11% higher than the comparable periods in fiscal 2007, respectively, due to certain maintenance expenses incurred in fiscal 2007 which were not incurred in 2008.
General and Administrative and Other Expenses
General and administrative (“G&A”) expenses for the three and six month periods ended May 31, 2008 and May 31, 2007 were impacted by SFAS No. 123 (revised 2004) Share Based Payment (“SFAS 123(R)”) as follows:

	Three Months Ended May 31,			%	Nine Months Ended May 31,			%
	2008	2007	$ Change	Change	2008	2007	$ Change	Change
G&A expenses as reported	$(588,000)	$(521,700)	$(66,300)	13%	$(1,810,400)	$(1,650,400)	$(160,000)	10%

Stock-based compensation	93,400	67,500	25,900	38%	263,800	224,000	39,800	18%

G&A expenses less stock-based compensation	$(494,600)	$(454,200)	$(40,400)	9%	$(1,546,600)	$(1,426,400)	$(120,200)	8%

Without the effects of stock-based compensation expenses, G&A expenses increased during the nine months ended May 31, 2008 by approximately $120,200 or 8%. The main reasons for this increase were:
•
Approximately $166,000 and $54,500, respectively, of the increases were caused by additional consulting and legal fees related to our negotiations with Lend Lease and the Land Board on providing water to the six sections of the Lowry Range to be developed, which were not incurred in fiscal 2007 (discussed further below in the Item 1A — Risk Factors), and

•	The FLCC water assessments increased by approximately $61,100 for the nine months ended May 31, 2008 as a result of increased operating costs of the Fort Lyon Canal, and

•
These increases were offset by reductions in other professional fees of approximately $136,800 (in 2007 professional fees were high due to the consultations with the Securities and Exchange Commission (“SEC”) which is explained in greater detail in our 2007 Form 10-K), and

•	Reductions of approximately $61,800 in public entity costs as a result of our reincorporation into the State of Colorado which eliminated franchise taxes to the State of Delaware.

G&A expenses increased during the three months ended May 31, 2008 compared to the three months ended May 31, 2007 by approximately $40,400 or 9%. The main reasons for this increase was due to additional legal and consulting fees of approximately $96,500 and $18,300, respectively, related to our negotiations with Lend Lease and the Land Board on providing water to the six sections of the Lowry Range to be developed initially, which were not incurred in fiscal 2007. These increases were offset by decreases in other professional fees of approximately $54,100 (for the same reasons as the decrease in the professional fees detailed above) and a $32,300 decrease in public entity costs as a result of the reincorporation into Colorado.
Depreciation and depletion charges for the three and nine month periods ended May 31, 2008 were approximately $95,400 and $286,200, which is consistent to the approximately $91,900 and $274,000 of expense recorded for the comparable periods in fiscal 2007.
Interest income totaled approximately $52,700 and $250,400 for the three and nine month periods ended May 31, 2008, respectively. Interest income totaled approximately $34,800 and $120,100 for the three and nine month periods ended May 31, 2007, respectively. This represents interest earned on the temporary investment of capital, interest accrued on the note receivable from the District and interest accrued on the construction proceeds receivable from Arapahoe County. The increases in both comparable periods are due mainly to the temporary investment of over $5.0 million raised in the equity offering in July 2007, offset by decreases in the interest on the note receivable from the District due to reductions in the prime rate over the past several months.
Imputed interest expense related to the Tap Participation Fee payable to HP A&M totaled approximately $1.1 million and $3.3 million for the three and nine month periods ended May 31, 2008, respectively. Imputed interest on the Tap Participation Fee totaled approximately $1.2 million and $3.5 million for the three and nine months ended May 31, 2007, respectively. This represents the expensed portion of the difference between the relative fair value of the liability and the net present value of the liability recognized under the effective interest method. See also Note 1 to the accompanying financial statements for discussion on the revaluation of the Tap Participation Fee and the impact to the May 31, 2008 financial statements.
Our net losses, as reported in our statements of operations for the three and nine months ended May 31, 2008 and May 31, 2007, were approximately $1.7 million, $5.3 million, $1.7 million and $5.2 million, respectively. Our reported net losses have been materially impacted by the imputed interest on the Tap Participation Fee and stock-based compensation expense recognized pursuant to SFAS 123(R). In the table below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the imputed interest and stock-based compensation expenses on our reported net losses and loss per share. Because these items do not require the use of current assets, management does not include these items in its analysis of our financial results or how we allocate our resources. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of these significant items on our financial results.

	Three Months Ended May 31,			Nine Months Ended May 31,
	2008	2007	Change	2008	2007	Change
Net loss as reported	$1,728,400	$1,742,900	$(14,500)	$5,273,000	$5,157,400	$115,600
Interest imputed on Tap Participation Fees payable to HP A&M	(1,114,000)	(1,176,800)	62,800	(3,255,000)	(3,463,500)	208,500

Stock-based compensation	(93,400)	(67,500)	(25,900)	(263,800)	(224,000)	(39,800)

Net loss less imputed interest and stock-based compensation	$521,000	$498,600	$22,400	$1,754,200	$1,469,900	$284,300

Net loss per common share as reported	$0.09	$0.09	$0.00	$0.26	$0.28	$(0.02)
Interest imputed on Tap Participation Fees payable to HP A&M	(0.06)	(0.06)	(0.00)	(0.16)	(0.19)	0.02

Stock-based compensation	(0.00)	(0.00)	—	(0.01)	(0.01)	—

Net loss per common share less imputed interest and stock-based compensation	$0.03	$0.03	$(0.00)	$0.09	$0.08	$0.01

Weighted average common shares outstanding	20,206,566	18,476,230		20,182,668	18,399,887

Liquidity and Capital Resources
Our working capital, defined as current assets less current liabilities, at May 31, 2008 was approximately $5.7 million, and we had cash and cash equivalents on hand totaling approximately $5.7 million at May 31, 2008. We believe that at May 31, 2008, we have sufficient working capital to fund our operations for the next year. However, there can be no assurance that we will be successful in marketing the water from our primary water projects in the near term. In order to generate working capital to support our operations, we may incur additional short or long-term debt or seek to sell additional equity securities. We have an effective shelf registration statement pursuant to which we may elect to sell up to another $5.7 million of stock at any time and from time to time.
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
As further described in our 2007 Annual Report on Form 10-K, pursuant to the Arkansas River Agreement we agreed to pay HP A&M 10% of our water tap fees received on the sale of the next 40,000 water taps. As of May 31, 2008, we have estimated the value of the Tap Participation Fee payable to HP A&M at approximately $52.7 million based on a discounted cash flow valuation analysis, which was originally prepared at August 31, 2006, and was updated as of November 30, 2007. See Note 1 in the accompanying financial statements for the impact of the revaluation. The actual amount to be paid could exceed our estimates. Tap participation payments are not payable to HP A&M until we receive water tap fee payments. We did not sell any taps or make any Tap Participation Fee payments during the nine months ended May 31, 2008. As of May 31, 2008, 38,965 taps remain subject to the Tap Participation Fee.

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
On August 3, 2005, we entered into the County Agreement to provide water service to the Arapahoe County Fairgrounds. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), upon completion of construction of the Arapahoe County Fairgrounds facilities and the initiation of water service to the Arapahoe County Fairgrounds in July 2006, we began ratably recognizing deferred tap fee revenues as income. The tap fees received from the County are being recognized in income over the estimated useful life of the constructed assets, or 30 years. For the three and nine months ended May 31, 2008 and May 31, 2007, we recognized water tap revenues of approximately $3,600 and $10,700, respectively. In addition, we started recognizing deferred “Special Facilities” funding (the Special Facilities funding is more fully described in Note 3 to the 2007 Annual Report on Form 10-K) as revenues per SAB 104 in fiscal 2006, which will also be recognized over the useful life of the constructed assets. For the three and nine months ended May 31, 2008 and May 31, 2007, we recognized Special Facility funding revenues of approximately $10,400 and $31,100, respectively. See also Note 5 to the accompanying financial statements for information regarding the amendment to the County Agreement in regards to the Special Facilities funding.
Repayment of all related party and non-related debt
In October 2007, we repaid our sole outstanding note to a related party. Therefore, at May 31, 2008, we had no outstanding related party or non-related party debt.
Operating Activities
Operating activities include revenues we receive from the sale of water and wastewater services to our customers, costs incurred in the delivery of those services, general and administrative expenses, and depletion/depreciation expenses.
Cash used by operating activities was approximately $860,900 and $1.6 million for the nine months ended May 31, 2008 and May 31, 2007, respectively. The change is mainly due to changes in operating assets and liabilities. $100,000 of this change was due to us cancelling the checks issued to Sky Ranch (see Investing Activities and Risk Factors below for more information) for water purchases for which we have not received the water rights deeds. These were cancelled due to Sky Ranch entering bankruptcy.
As a result of the Arkansas River Agreement signed on August 31, 2006, we imputed approximately $3.3 million and $3.5 million of interest on the Tap Participation Fee payable to HP A&M for nine month periods ended May 31, 2008 and May 31, 2007, respectively.
During the nine months ended May 31, 2008 and May 31, 2007, we accrued interest on the note receivable from the District of approximately $15,000 and $17,600, respectively, which is comparable period over period. We also accrued approximately $23,000 and $37,800 of interest on the construction proceeds receivable from the County during the nine months ended May 31, 2008 and May 31, 2007, respectively. The decrease in the construction proceeds interest income is a result of payments made by the County since the prior year, which reduces the interest income recognized under the effective interest method, and due to the agreement reached with the County Agreement as described in Note 5 to the accompanying financial statements.
We incurred approximately $287,600 and $275,700 of depreciation, depletion and other non-cash charges during the nine months ended May 31, 2008 and May 31, 2007, respectively, which is a change of less than 5%.
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
Cash provided by investing activities for the nine months ended May 31, 2008 and May 31, 2007, was approximately $501,300 and $2.1 million, respectively. The fiscal 2007 cash provided by investing activities was positively impacted by the sale of “LAWMA” shares, as more fully described in our 2007 Annual Report on Form 10-K and the sale of approximately $1.5 million of available-for-sale securities.
Financing Activities
Cash used by financing activities during the nine months ended May 31, 2008 and May 31, 2007, was approximately $28,900 and $852,400, respectively. The difference is mainly due to the approximately $849,700 Tap Participation Fee payment made as a result of the above mentioned sale of LAWMA shares.
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
Tap Participation Fee
As described in Note 1 to the accompanying financial statements, we assess the value of the “Tap Participation Fee payable to HP A&M” whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. Based on changes in the housing market in Colorado and other similar factors, we revalued the Tap Participation Fee at November 30, 2007. See Note 1 to the accompanying financial statements for impact of this revaluation.

Obligations Payable by HP A&M
Certain of the properties we acquired pursuant to the Arkansas River Agreement are subject to outstanding promissory notes, as further described in the notes to our financial statements in our 2007 Annual Report on Form 10-K. These notes are secured by deeds of trust on the properties. We did not assume any of these promissory notes and are not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, we may make payments on any or all of the notes and cure any or all of the defaults. If we do not cure the defaults, we will lose the properties securing the defaulted notes. If HP A&M defaults on the promissory notes, we can foreclose on a defined amount of Pure Cycle stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Although the likelihood of HP A&M defaulting on the notes is deemed remote, we will continue to monitor the status of the notes for any indications of default. We are not aware of any defaults by HP A&M as of May 31, 2008.
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
Interest Rates. The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of May 31, 2008, we no longer have any investments which are subject to market risks as the majority of our capital is invested predominately in overnight money market funds related to US Treasury Obligations which earn interest at stated rates. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedure
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Exchange Act Rule 13a — 15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
The President and Chief Financial Officer assessed the effectiveness of internal control over financial reporting as of May 31, 2008 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
Sky Ranch
In November 2007, the developer of Sky Ranch filed for Chapter 11 bankruptcy protection. As of the date of this filing, there has been no resolution of the claims against the developer of Sky Ranch and we do not know what the ultimate impact to our agreements with Sky Ranch will be as a result of the bankruptcy. As described in the Investing Activities section above we have not received the water rights deeds for the last two water purchases made under the DGPA agreement, nor has Sky Ranch cashed our checks related to these purchases. Because of the bankruptcy filing, we have cancelled the last two checks and we are unsure if we will be able to complete the acquisition of the remaining water located at Sky Ranch pursuant to the DGPA. In addition to our claims against the developer, a bank holds a security interest in the entire Sky Ranch development, including our agreements. We are not aware of the bank’s intentions with respect to its rights in the development. Until these issues are resolved, there will be no development and consequently no sales of water taps or water at Sky Ranch. We cannot reasonably predict how long this process will take or whether any of our rights related to Sky Ranch will have any value following the bankruptcy.
Lowry Range, Lend Lease and the City of Aurora
Through the District, we are a party to the Amended and Restated Lease Agreement (the “Lease”) with the Colorado State Board of Land Commissioners (the “Land Board”). Pursuant to the Lease, the District and Pure Cycle have the exclusive right to provide water and wastewater service to approximately 24,000 acres of the approximately 27,000 acre Lowry Range, which is owned by the Land Board. In June 2007, the Land Board entered into an agreement with Lend Lease Lowry Range LLC (“Lend Lease”) for the sole development rights of approximately 3,900 acres (or six-square miles) of the Lowry Range. Of this, approximately 1,300 acres (or two square miles) are subject to the Lease. Lend Lease has claimed, in contradiction to the Lease, that they may not be required to obtain water and wastewater service exclusively from us for any portion of the development, see Item 5 below. Lend Lease has further stated they may annex the development into the City of Aurora (“Aurora”). While we believe Lend Lease’s claims regarding the Lease are without merit and have continued to vigorously defend our rights under the Lease, we are negotiating with Lend Lease, Aurora and the Land Board to reach a mutually satisfactory service plan for the Lowry Range development. Any such service plan would require amending the Lease and would need to be agreed to by both the District and the Land Board. Due to the number of parties and issues involved, it may take a considerable amount of time to negotiate an agreement which is satisfactory to all parties. Further, such negotiations may not be successful. We remain prepared to take additional legal action if necessary to enforce our rights to the adjudicated reservoirs under the Lease and to provide water and wastewater service to the Lowry Range. If additional legal proceedings become necessary and our rights under the Lease are adversely ruled upon in such legal proceedings, it could materially adversely impact the value of our interests, including the value of our Rangeview Water Supply.
Even if we are able to reach satisfactory agreements with Lend Lease, Aurora, the District and the Land Board to provide service to the Lend Lease development, there can be no assurance that development will occur or that water sales will occur on acceptable terms or in the amounts or time required for us to support our costs of operation. Because of the prior use of the Lowry Range as a military facility, environmental clean-up may be required prior to development, including the removal of unexploded ordnance. There is often significant delay in adoption of development plans, as the political process involves many constituencies with differing interests. In the event water sales are not forthcoming or development of the Lowry Range is delayed, we may incur additional short or long-term debt obligations or seek to sell additional equity to generate operating capital. In addition, the Land Board is considering conservation options for portions of the Lowry Range. If the Land Board determines to limit the use of significant portions of the Lowry Range for conservation, it may limit our ability to fully develop our Rangeview Water Supply.

Colorado housing market
Our operations are affected by general economic conditions and the pace and location of real estate development activities in the greater Denver metropolitan area, most particularly areas which are close to our Rangeview Water Supply. From 2006 and continuing through May 31, 2008, the Colorado housing market has continued to see a slowing in new construction, which could continue for some time. Increases in the number of our water and wastewater connections, our connection fees and our billings and collections depends on real estate development in this area. We have no ability to control the pace and location of real estate development activities which affect our business.
We expect to be involved in on-going negotiations with the Land Board to clarify our rights and obligations with respect to our Rangeview Water Supply and such negotiations may not be successful.
Our Rangeview Water Supply rights derive principally from the Lease between the Land Board and the District which was entered into in 1996 prior to any development of the Lowry Range or of areas outside the Lowry Range that utilize our Export Water. The terms of the Lease did not fully anticipate the specific circumstances of development that have arisen and may not clearly delineate rights and responsibilities for the forms of transactions that may arise in the future. We anticipate engaging in negotiations with the Land Board from time to time to clarify the terms of the Lease. An unfavorable outcome in such negotiations could have a material adverse effect on our financial results. We cannot assure you that such negotiations will be successful.
Item 5. Other Information
In 2003, Aurora filed an application for conditional water rights with the District Court, Water Division I, State of Colorado (“Water Court”). In the filing, Aurora listed numerous potential sites for reservoirs for storage of its water rights. Three of the potential reservoir sites were located on the Lowry Range on reservoir sites which had been adjudicated by the District and the Land Board and for which the Land Board has previously granted the right to obtain rights-of-way to the District and us to construct reservoirs. On November 6, 2007, as a result of an objection by the District and us, the Water Court granted a motion requiring Aurora to remove the three reservoir sites from its filing. On February 22, 2008, Aurora filed a motion with the Water Court for reconsideration of this judgment.
On March 14, 2008, Lend Lease filed a motion with the Water Court to file an amicus brief supporting Aurora’s reconsideration motion to allow a third party to build and operate a reservoir on sites which have been adjudicated and identified in the Lease. In this motion, Lend Lease stated that we may not have the exclusive right to provide water service to the two sections of the Lowry Range subject to the Lease. In April 2008, the Water Court denied Lend Lease’s motion to file an amicus brief and upheld its November 2007 motion requiring Aurora to remove the three reservoir sites from its filing.
Item 6. Exhibits

Exhibits

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Mark W. Harding
Mark W. Harding
President and Chief Financial Officer

July 10, 2008

EXHIBIT INDEX

Exhibits

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.