Form 10-K
period 2008-08-31
PURE CYCLE CORP
filed 2008-11-14
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-8814
PURE CYCLE CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0705083

(State of incorporation)	(I.R.S. Employer Identification No.)

8451 Delaware Street, Thornton, CO 80260	(303) 292-3456

(Address of principal executive office) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock 1/3 of $.01 par value	The NASDAQ Stock Market, LLC

(Title of Class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerate filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defied in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock of the registrant held by non-affiliates as of February 29, 2008, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing sale price of the registrant’s common stock on that date as reported on the NASDAQ Capital Market was: $84,289,000
The number of shares outstanding of the registrant’s common stock as of November 12, 2008 was: 20,206,566
Documents incorporated by reference: The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement for the 2008 annual meeting of stockholders, which will be filed with the SEC within 120 days of the close of the fiscal year ended August 31, 2008.

“SAFE HARBOR” STATEMENT UNDER THE UNITED STATES PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
Statements that are not historical facts contained in this Annual Report on Form 10-K are forward looking statements that involve risk and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation, the timing of development of the areas where we may sell our water, including uncertainties related to the real estate market generally and the development of projects we currently have under contract, the market price of water, changes in applicable statutory and regulatory requirements, uncertainties in the estimation of water available under decrees, costs of delivery of water and treatment of wastewater, uncertainties in the estimation of costs of construction projects, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, climatic and weather conditions, labor relations, availability and cost of material and equipment, delays in anticipated permit and construction dates, environmental risks, the results of financing efforts and the ability to meet capital requirements, and general economic conditions.
PART I
Item 1 — Business
Summary of our business
Pure Cycle Corporation is a vertically integrated, investor owned water utility. We provide water and wastewater services utilizing water assets that we own, which are located throughout Colorado. Primarily we operate in the metropolitan Denver area. Our services include the design, construction, operation and maintenance of water and wastewater systems.
Our overriding philosophy is that water is a precious commodity, one which is often undervalued and used inefficiently. Because of this, our business practices focus on efficient and environmentally responsible water management programs that seek to reduce wasted water. This means we will withdraw, treat, store and deliver water to our customers, collect and treat wastewater from our customers, and reuse that water through our planned “dual distribution” delivery system. A dual distribution system is one in which domestic water demands and irrigation water demands are provided through separate infrastructure which promotes efficient water resource management while maximizing our water supplies to provide a sustainable long-term reliable water solution on a regional basis.
Glossary of terms
The following terms are commonly used in the water industry and are used throughout our annual report:
•
Acre-foot — approximately 326,000 gallons of water, or enough water to cover an acre of ground with one foot of water. For some instances herein, as context dictates, acre feet is used to designate an annual decreed amount of groundwater or the amount of surface water that might be available during a typical year.

•	Consumptive Use — the amount of water that is evaporated, transpired, incorporated into products or crops, consumed by humans or livestock, or otherwise removed from the immediate water environment.

•
Customer Facilities — facilities that carry potable water and reclaimed water to customers from the Retail water distributions system and collect wastewater from customers and transfer it to the retail wastewater collection system. Water and wastewater service lines, interior plumbing, meters and other components are typical examples of Customer Facilities. In many cases, portions of the Customer Facilities are constructed by the developer, but they are owned and maintained by the customer.

•	Section — a parcel of land being approximately one square mile and containing approximately 640 acres.

•
Single Family Equivalent unit (“SFE”) — is defined in our water and wastewater service rules and regulations as the amount of water required each year by a family of four persons living in a single family house on a standard sized lot, which is equivalent to approximately 0.4 acre-feet of water per year.

•
Special Facilities — facilities that are required to extend services to an individual development or are not otherwise classified as a typical “Wholesale Facility” or “Retail Facility.” Temporary infrastructure required prior to construction of permanent water and wastewater systems or transmission pipelines to transfer water from one location to another are examples of Special Facilities. We typically design and construct the Special Facilities using funds provided by the developer in addition to the normal rates, fees and charges that we collect from our customers. We are typically responsible for the operation and maintenance of the Special Facilities upon completion.

•
Retail Facilities — facilities that distribute water to and collect wastewater from an individual subdivision or community. Developers are typically responsible for the funding and construction of Retail Facilities. Once we certify that the Retail Facilities have been constructed in accordance with our design criteria, the developer dedicates the Retail Facilities to us or to a quasi-municipal political subdivision of the state and we operate and maintain the facilities.

•
Wholesale Facilities — facilities that serve an entire service area or major regions or portions thereof. Wells, treatment plants, pump stations, tanks, reservoirs, transmission pipelines, and major sewage lift stations are typical examples of Wholesale Facilities. We own, design, construct, operate, maintain and repair Wholesale Facilities which are typically funded using rates, fees and charges that we collect from our customers.

Our Water Assets
This section should be read with Item 1A — Risk Factors, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies, and Note 3 to the accompanying financial statements.
The $103.3 million of capitalized Water Costs on our balance sheet represents the cost of the water rights we own and the related infrastructure we developed to provide water and wastewater services. We own or have the exclusive rights to use water in several river basins throughout Colorado, with our most significant assets being located in the Denver metropolitan area and the Arkansas River basin in southern Colorado. Each of these assets is explained in detail below.
Rangeview Water Supply and the Lowry Range
Our Rangeview Water
The Rangeview Water Supply is a combination of tributary surface water, nontributary and not-nontributary groundwater rights, and storage rights associated within the Lowry Range. We own approximately 11,650 acre-feet of non-tributary groundwater located in Arapahoe County, Colorado at property known as the Lowry Range (described below), which we can “export” from the Lowry Range to supply water to nearby communities and developers in need of additional water supplies (this water asset is referred to as our “Export Water”). In addition, we have the exclusive rights to use, through 2081, approximately 15,050 acre-feet of tributary surface water and non-tributary and not-nontributary groundwater located at the Lowry Range, which is required to be used at the Lowry Range. Collectively we refer to the 11,650 acre-feet of Export Water and the 15,050 acre-feet of water designated for use at the Lowry Range as our “Rangeview Water Supply.”
Based on independent engineering estimates, the Export Water can serve approximately 33,600 SFE’s and the 15,050 acre-feet of water designated for use at the Lowry Range is capable of providing water service to approximately 44,500 SFE’s, for a combined service capacity of our Rangeview Water Supply of approximately 78,100 SFE’s.

We acquired our Rangeview Water Supply in April 1996 pursuant to the following agreements, which collectively are referred to as the “Rangeview Water Agreements”:
(i)
The Amended and Restated Lease Agreement (the “Lease”) between the State Board of Land Commissioners (the “Land Board”) and the Rangeview Metropolitan District (the “District”), a quasi-municipal political subdivision of the State of Colorado,

(ii)	The Agreement for Sale of Export Water between us and the District, and

(iii)	The Service Agreement between us and the District for the provision of water service to the Lowry Range.
Pursuant to the Rangeview Water Agreements we are required to design, construct, operate and maintain the District’s water system to provide water service to customers within the District’s service area at the Lowry Range. In exchange for providing this water service, we receive 95% of all amounts received by the District relating to water services, after deducting required royalties to the Land Board, which initially total approximately 12% of gross revenues received from water sales. The Rangeview Water Agreements require us to charge customers fair market rates for water service based on the average of similar rates and charges at three nearby communities. See Water and Wastewater Tap Fees section below.
We are also required to design, finance, construct, operate and maintain the District’s wastewater system to provide wastewater service to customers within the District’s service area. In exchange for providing wastewater services, we receive 100% of the District’s wastewater tap fees and 90% of the District’s monthly wastewater fees, as well as the rights to use or sell the reclaimed water.
On the Lowry Range, we operate both the water and the wastewater systems during our contract period and the District owns both systems. However, after 2081, ownership of the water system infrastructure servicing customers on the Lowry Range reverts to the Land Board, with the District retaining ownership of the wastewater infrastructure. We historically, have contracted with third parties for the construction of these facilities, which is a practice we plan to continue.
Off the Lowry Range, we use our Export Water to provide water and wastewater services to our customers and we own these facilities. We have contracted with third parties for the construction of these facilities.
The Lowry Range Property
The Lowry Range was acquired by the Land Board in the 1960’s, and has been characterized by the Land Board, as one of the most valuable pieces of property in the Land Board’s nearly 2.5 million acre portfolio. The Lowry Range is approximately 27,000 acres of undeveloped property located in unincorporated Arapahoe County. Of the 27,000 acres, we have the exclusive rights to provide water and wastewater services to approximately 24,000 acres.
In December 2006, the Land Board awarded the right to negotiate an exclusive contract for the conservation of approximately 17,000 acres, generally along the eastern portion, of the Lowry Range to the Arapahoe Grasslands Team (the “Grasslands Team”). The Land Board and the Grasslands Team continue to work towards a definitive agreement regarding the long term conservation and management plan for the 17,000 acres. As of the date of this filing, the Land Board and the Grasslands Team have not finalized such an agreement.
In June 2007, the Land Board entered into an agreement with Lend Lease Lowry Range LLC (“Lend Lease”) for sole development rights of six sections (or approximately 3,900 acres) of the Lowry Range. Of this, we have the exclusive rights to provide water and wastewater services to two sections (or approximately 1,300 acres). Since June 2007, we have been in discussions with Lend Lease to provide water and wastewater services to the two sections subject to the Lease as well as to the other four sections not covered under the Lease that the Land Board seeks to develop.

As described in a Form 8-K we filed on March 18, 2008 with the Securities and Exchange Commission (the “Commission”), in 2003, the City of Aurora filed an application for conditional water rights with the District Court, Water Division I, State of Colorado (“Water Court”). In the filing, Aurora listed numerous potential sites for reservoirs for storage of its water rights. Three of the potential reservoir sites were located on the Lowry Range on reservoir sites which had been adjudicated by the District and the Land Board and for which the Land Board has previously granted the right to obtain rights-of-way to the District and us to construct reservoirs. On November 6, 2007, as a result of a motion for summary judgment filed by the District, the Water Court ruled in favor of a motion requiring Aurora to remove the three reservoir sites from its filing. On February 22, 2008, Aurora filed a motion with the Water Court for reconsideration of this judgment. Following this, on March 14, 2008, Lend Lease filed a motion with the Water Court supporting Aurora’s reconsideration motion to allow a third party to build and operate a reservoir on sites which had been adjudicated and identified in the Lease. Also in this motion, Lend Lease stated that we may not have the exclusive right to provide water service to the two sections of the Lowry Range subject to the Lease. In April 2008, the Water Court denied Lend Lease’s motion to file an amicus brief and upheld its November 2007 motion requiring Aurora to remove the three reservoir sites from its filing. Aurora has appealed this decision to the Colorado Supreme Court and we, together with the District, intend to vigorously defend our rights to these adjudicated reservoirs sites.
Despite these efforts on the part of Lend Lease and Aurora to repudiate our rights and the rights of the Land Board in the Rangeview Water Supply, recognizing the need to cooperate with other regional water providers in the Denver metropolitan area, we have continued to negotiate with the Land Board, Lend Lease, and Aurora on water and wastewater services to the Lowry Range. As of the date of this filing there have been no resolutions on the provision of water and wastewater services to the Lowry Range.
In October 2008, Lend Lease notified the Land Board that it intends to withdraw from the Lowry Range project on December 31, 2008, unless it is able to obtain sustainable water and wastewater systems for the project at commercially reasonable rates. We have engaged in, and continue to engage in, discussions with Lend Lease and the Land Board concerning our plans to provide sustainable, commercially reasonable, water and wastewater services to the Lowry Range. We are discouraged by Lend Lease’s statements regarding their inability to obtain such service despite our nearly two years of negotiations. During the past twenty years we have been a dedicated partner with the Land Board in the pursuit of development opportunities at the Lowry Range and we remain prepared to provide water and wastewater services to the two sections governed under our exclusive agreement as well as the additional four sections the Land Board seeks to develop. If Lend Lease withdraws from the Lowry Range project, development of the Lowry Range would likely be delayed for a substantial period of time.
Arkansas River Water
We own approximately 60,000 acre-feet of senior water rights in the Arkansas River basin. Currently this water is being used for agricultural purposes on the approximately 17,500 acres of real property we own in Southern Colorado. The water rights we own are represented by over 21,600 shares of the Fort Lyon Canal Company (“FLCC”), which is a non-profit mutual ditch company established in the 1800’s that operates and maintains the 110-mile long Fort Lyon Canal between La Junta, Colorado and Lamar, Colorado. We acquired these assets on August 31, 2006, from High Plains A&M, LLC (“HP A&M”) pursuant to an asset acquisition agreement (the “Arkansas River Agreement”). Owning this large portfolio of surface water allows us to more effectively market our water and wastewater services to customers in the Denver metropolitan market as well as other markets such as the Colorado Springs region. In addition, it expands our service capacities from approximately 78,000 SFE’s (as noted above) to approximately 180,000 SFE’s.
Timing of the development of the Arkansas River water will depend on the timing of new connections to our existing water and wastewater systems. We plan to fund the development of the Arkansas River water, much like the other water we own, by using proceeds generated from the sale of taps or connection fees associated with new connections to our system. In addition to increasing our service capacities, this water may present additional market opportunities for us to assist existing water providers in solving their long-term water supply needs for their existing and new connections. Along the Front Range of Colorado, there are over 70 separate independent water providers with varying needs for replacement and new water supplies, which we believe presents an opportunity for us to assist these water providers in meeting their future water needs.

The real and personal property and other non-water assets were acquired because the water we intend to ultimately develop for municipal purposes is based on the historical consumptive use of such water. We anticipate that approximately 40,000 acre-feet of the 60,000 acre-feet we own will be available for non-agricultural uses along the Front Range, but this will not be available until we successfully file for a change of use in the Colorado Water Court system. By owning the land and having the water continue to be used for agricultural purposes, we maintain beneficial use of the water. We are working with the FLCC and other interested parties in the Arkansas River Valley to mitigate adverse impacts to the local communities and to make investments and decisions on farming operations which benefit us along with the historic water users. If any of our real property is converted to non-irrigated uses, we expect to be required to re-vegetate the land.
Additional details and agreements related to the Arkansas River Agreement are explained in Note 3 to the accompanying financial statements.
Arapahoe County Fairgrounds Agreement for Water Service
In 2005, we entered into an Agreement for Water Service (the “County Agreement) with Arapahoe County (the “County”) to design, construct, operate and maintain a water system for, and provide water services to, the Arapahoe County Fairgrounds (the “Fairgrounds”), which is located West of the Lowry Range. The County Agreement anticipated us acquiring 363 acre-feet of water from the County, but due to prior water transfers and Water Court case changes, the actual water we received was reduced to 321 acre-feet in 2008. As a result of the decrease in the water we acquired, the County made an additional cash payment of approximately $34,100 as specified in the County Agreement. Further details of the funding arrangements with the County are described in Note 3 to the accompanying financial statements.
Pursuant to the County Agreement we constructed various Wholesale and Special Facilities, including a new deep water well, a 500,000 gallon water tank and pipelines to transport water to the Fairgrounds. The construction of the Special and Wholesale facilities were completed in our fiscal 2006, and we began providing water service to the Fairgrounds for the 100th Annual Arapahoe County fair on July 21, 2006.
Sky Ranch Water Supply and Water Service Agreements
We own approximately 89 acre-feet of water located beneath Sky Ranch together with the right to purchase an additional 671 acre-feet of water (for a total of 760 acre-feet), which could be used to provide water service to the initial 1,500 taps purchased at Sky Ranch.
We acquired these water rights pursuant to two Water Service Agreements (the “Sky Ranch Agreements”) with the developer of approximately 950 acres of property located four miles north of the Lowry Range along Interstate 70, known as Sky Ranch. Pursuant to the Sky Ranch Agreements, we are to provide water service to the homes, businesses, schools and other customers at Sky Ranch, which could include service to up to 4,850 SFEs.
As reported in our Interim Reports on Form 10-Q throughout 2008, the developer of Sky Ranch filed for bankruptcy protection; therefore, as further described below in Item 1A — Risk Factors, the status of the Sky Ranch Agreements is uncertain as of the date of this filing. Because of the bankruptcy filing, our Sky Ranch Agreements could be rejected; leaving us with damage claims against a bankrupt entity. Alternatively, we may need to renegotiate the Sky Ranch Agreements with whomever the developer of the property may be and the result of those negotiations could result in significantly different terms than those in the Sky Ranch Agreements. As of the date of this filing, we have not received any payments for tap purchases from the developer and have no information on if or when development of the project will occur.
As part of the Sky Ranch Agreements, the developer is required to dedicate approximately 537 acre-feet of water to us in exchange for a $3,400 per tap credit for the first 767 water taps purchased. Additionally, pursuant to the Sky Ranch Agreements, the developer is required to pay us $3.41 million for the construction of certain Special Facilities required to extend service to Sky Ranch. As of August 31, 2008, none of this water has been dedicated to us, Sky Ranch has not purchased any water taps, and construction of the Special Facilities has not occurred. Consequently, none of the $3.41 million for construction of the Special Facilities has been paid.
We also entered into a five-year groundwater purchase agreement with the developer of Sky Ranch to acquire the 223 acre-feet of Denver Aquifer groundwater located at Sky Ranch for payments totaling $250,000. As of the date of this filing, we have acquired 40% of this water, or 89.2 acre-feet, for payments totaling $100,000. The 89.2 acre-feet of water we have acquired from Sky Ranch does not have to be used at Sky Ranch; at our discretion this water can be used elsewhere. Due to the developer’s bankruptcy filing, we have not been able to complete the acquisition of the remaining 60% of the Denver aquifer groundwater located at Sky Ranch and we are unsure if we will be able to complete that acquisition. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Investing Activities for additional information regarding our attempts to purchase the remaining groundwater.

In addition to this, Sky Ranch is required to make five annual payments to us of $50,000 and $10,400 to maintain the right to use our Export Water at Sky Ranch. We received two $50,000 payments and one $10,400 payment prior to the bankruptcy filing. We do not expect to receive any additional payments until the bankruptcy is resolved and, depending on the resolution of the bankruptcy, we may not receive any additional payments.
Paradise Water Supply
In 1987 we acquired the conditional rights to build a 70,000 acre-foot reservoir to store Colorado River tributary water and a right-of-way permit from the U.S. Bureau of Land Management for property at the dam and reservoir site (collectively known as our “Paradise Water Supply”). Due to the nature of the Paradise water rights, the significant development costs of water assets along the western slope, and agreements with other western slope water interests, the use of our Paradise Water Supply is limited to opportunities along the western slope. See discussion of impairment analysis in the Critical Accounting Policies section below. See also Note 3 to the accompanying financial statements for information concerning the Finding of Reasonable Diligence review by the State Engineer.
Well Enhancement and Recovery Systems
In January 2007, we, along with two other parties (each of whom own 1/3rd of the venture), formed Well Enhancement and Recovery Systems, LLC (“Well Enhancement LLC”), to develop a new deep water well enhancement tool and process which we believe will increase the efficiency of wells into the Denver Basin groundwater formation. In our fiscal 2008, the well enhancement tool and process was completed and tested on two deep water wells developed by an area water provider with favorable results. According to studies performed by an independent hydro geologist, preliminary results indicate the well enhancement tool effectively increased the production of the two test wells by approximately 80% and 83% when compared to that of nearby wells developed in similar formations at similar depths. Based on the positive results of the test wells, we continue to refine the process of enhancing deep water wells and anticipate marketing the tool to area water providers during the next 12-18 months.
Revenues
We generate revenues predominately from three sources:
1.	Water and wastewater tap fees,

2.	Construction fees, and

3.	Monthly service fees.
We typically negotiate the payment terms for tap fees, construction fees, and other water and wastewater service fees with each developer, builder or municipality before we commit to providing service and before construction of the project commences.
Water and Wastewater Tap Fees
Tap fees are paid by the developer in advance of construction activities and are non-refundable. Tap fees are typically used to fund construction of the Wholesale Facilities and defray the acquisition costs of obtaining water rights.

Pursuant to our Rangeview Water Agreements with the District and the Land Board, pricing for water tap fees (as well as water usage charges described further below) is controlled through a market-driven pricing mechanism in which our rates and charges may not exceed the average of similar rates and charges of three nearby communities (referred to as the “rate-base districts”). Due to increases in tap fees at the rate-base districts, effective July 1, 2008, water tap fees increased to $21,500 per SFE, which is an increase of 7.5% over the 2007 water tap fee of $20,000 per SFE. Wastewater tap fees remained unchanged at $4,883. Table A provides a summary of our water tap fees since 2002:
Table A — Water System Tap Fees

	2008	2007	2006	2005	2004	2003	2002
Water tap fees per SFE	$21,500	$20,000	$16,840	$14,740	$12,420	$11,150	$10,500
Percentage Increase	7.5%	18.8%	14.2%	18.7%	11.4%	6.2%	—
Because we own the assets constructed with the tap fees, tap fees are recognized as income over the estimated depreciable service life of the assets constructed with those funds. Revenue recognition begins when the assets are placed into service.
Developers owning rights to either surface water or groundwater underlying their properties may receive a credit against a portion of their water tap fees if they elect to sell their water to us, which is negotiated at the time of the service agreement.
Construction Fees
If we agree to build any of the Special Facilities, the funding received from the developer is deferred. Recognition of the revenues is dependent on the ownership of the assets. If we own the assets upon completion, then recognition is deferred until construction is completed and the assets are placed into operation. At that time, the funding from the developer is recorded as income over the estimated service period, which is the estimated useful life of the assets constructed with those funds, consistent with tap fees. If we do not own the facilities upon completion, we defer the construction fees and recognize the revenues using the percentage-of-completion method.
Monthly Service Fees
Monthly water usage charges are assessed to our customers based on actual metered usage each month. Water usage pricing uses a tiered pricing structure which is based on our rate-base districts. Despite increases at our rate-base districts, in 2008 we did not increase our monthly usage rates; however, the tiered pricing structure has increased over the past several years as noted in Table B below:
Table B — Tiered Water Usage Pricing Structure

	Price ($ per thousand gallons)
Amount of consumption	2008	2007	2006	2005	2004
Base charge per SFE	$25.11	$25.11	$20.44	$20.28	$19.80
0 gallons to 10,000 gallons	$2.55	$2.55	$2.58	$2.46	$2.40
10,001 gallons to 20,000 gallons	$3.35	$3.35	$3.34	$3.17	$3.10
20,001 gallons and above	$5.96	$5.96	$5.90	$5.54	$5.40
Water revenues are sensitive to timing and volume of water use, meaning the more water used by a customer in a given month, the higher the cost of additional incremental water deliveries to the customer. Based on this, for a typical residential customer using approximately 0.4 acre-feet of water annually, during a typical weather year, water usage fees total approximately $673 per year.
Wastewater customers are charged a flat monthly fee of $39.50 per SFE, or $474 per year per SFE, which was last increased on July 1, 2007 from $34.80 per SFE, an increase of 13.5%.
We also collect other immaterial fees and charges from residential customers and other end users to cover miscellaneous administrative and service expenses, such as application fees, review fees and permit fees.

Land Board Royalties and District Fees
Pursuant to the Rangeview Water Agreements, the Land Board is entitled to royalty payments based on a percentage of revenues earned from water sales that utilize water dedicated for use on the Lowry Range or Export Water. The calculation of royalties depends on whether the customer is located on the Lowry Range or elsewhere, and whether the customer is a public or private entity. In addition, for water sales to customers located on the Lowry Range, the District is entitled to a 5% fee, which is calculated after the royalty payment to the Land Board.
The District is entitled to 10% of our wastewater service charge revenue (not including wastewater tap fees) from customers on the Lowry Range. The Land Board does not receive a royalty from wastewater services.
As further described in Item 1A — Risk Factors, the Rangeview Water Agreements were written prior to any development of the Lowry Range or areas outside of the Lowry Range that could utilize our Export Water. The terms of the Rangeview Water Agreements did not fully anticipate the specific circumstances of development that have arisen and might arise in the future as we enter into and negotiate agreements for the sale of Export Water and the provision of service to the Lowry Range. Therefore, the Rangeview Water Agreements may not clearly delineate the rights and responsibilities for the forms of transactions that may arise. We are involved in ongoing discussions with the Land Board to clarify the applicability of contract terms to circumstances that were not anticipated at the time we entered into the Rangeview Water Agreements. We cannot assure you that the outcome of such negotiations will be favorable to us.
Lowry Range Customers
For services to customers located on the Lowry Range, the District collects fees from customers, pays the royalties to the Land Board, retains its own fee, and remits the remainder to us. Water service related payments from customers on the Lowry Range generate royalties to the Land Board at a rate of 12% of gross revenues. When either (i) metered production of water used on the Lowry Range in any calendar year exceeds 13,000 acre-feet or (ii) 10,000 surface acres on the Lowry Range have been rezoned to non-agricultural use, finally platted and water tap agreements have been entered into with respect to all improvements to be constructed on such acreage, the Land Board may elect, at its option, to receive, in lieu of its 12% royalty payments, 50% of the aggregate future net profits derived by the District and Pure Cycle from the sale or other disposition of water on the Lowry Range. To date neither of these conditions has been met.
Export Water Customers
Payments for Export Water also generate royalty payments to the Land Board. These royalties vary depending on a number of factors including whether the customer is a public or private entity.
When we withdraw, treat and deliver the water to the user and incur the costs related to this process, the royalty to the Land Board is based on our “Net Revenues,” which are our gross revenues less costs, including reasonable overhead allocations, incurred as a direct or indirect result of incremental activity associated with the withdrawal, treatment and delivery of the water. Royalties payable to the Land Board for Export Water sold escalate based on the amount of Net Revenue we receive and are lower for sales to a water district or similar municipal or public entity than for sales to a private entity as noted in Table C:
Table C — Royalties for Export Water Sales

	Royalty Rate
	Private	Public
Net Revenues	Entity	Entity
$0 – $45,000,000	12%	10%
$45,000,001 – $60,000,000	24%	20%
$60,000,001 – $75,000,000	36%	30%
$75,000,001 – $90,000,000	48%	40%
Over $90,000,000	50%	50%

Our Current Operations
We designed, built and operate water and wastewater systems that serve our customers on the Lowry Range. We also designed, built and operate a water system that provides Export Water to the Fairgrounds.
During fiscal 2008 we delivered approximately 42.8 million gallons of potable water to our customers, which equates to approximately 1.3 million gallons per month during the winter and over 6.0 million gallons per month during the summer. Our wastewater treatment facility has a permitted capacity of 130,000 gallons per day and currently receives about 40,000 gallons per day.
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
In 1998, we entered into a water service agreement with the State of Colorado Department of Human Services to provide water and wastewater services to a juvenile correction facility near the northwestern edge of the Lowry Range known as the Ridge View Youth Services Center. This system is designed to provide water and wastewater services for approximately 200 SFEs. We commenced service to the Ridge View Youth Services Center in 2001.
Significant Customers
Table D lists the customers which accounted for 10% of more of our revenues for the years ended August 31, 2008, 2007 and 2006, respectively.
Table D — Significant Customers

	% of Water Usage Fees
	2008	2007	2006
Ridgeview Youth Services Center	71%	67%	67%
Schmidt Aggregates	15%	20%	27%

Combined	86%	87%	94%

	% of Wastewater Service Fees
	2008	2007	2006
Ridgeview Youth Services Center	100%	100%	100%

Our Projected Operations
This section should be read in conjunction with Item 1A — Risk Factors.
We intend to design, construct and operate our water and wastewater facilities using advanced water purification and wastewater treatment technologies and to use our water supplies in an efficient manner. We plan to develop our water and wastewater systems in stages to efficiently meet increasing demands in our service areas, thereby reducing the amount of up-front capital costs required for construction. We use third party contractors to construct our facilities as needed. We employ licensed water and wastewater operators to operate our water and wastewater systems. At full build-out, we expect to employ professionals that will operate our systems, read meters, bill customers, and manage our operations. We plan to take advantage of advanced technologies to keep labor and other operating costs low, such as systems that enable meter readings and billings to be done remotely.
We plan to provide an environmentally responsible integrated water management system, as depicted in Table E below, which combines conservation efforts with effective water reuse planning and balanced water supply management. We plan to jointly utilize our surface water rights in the Arkansas River, our two surface water streams that flow through the Lowry Range, groundwater, and our stored reuse water to provide an efficient, environmentally sound, long-term water solution for our customers.

Table E — Our Balanced Water Plan
We anticipate initially developing our Denver based water supplies prior to development of our Arkansas River water. In order to deliver the Arkansas River water to the Front Range market, a 130-mile pipeline and water treatment and pumping facilities will need to be constructed having an estimated cost of over $500 million. We are currently investigating various pipeline alignments and potential partnerships for construction of these facilities. We are also in discussion with the Arkansas Valley “Super Ditch” that is studying the feasibility of developing a system wide mechanism to transfer water from the Arkansas River basin to water short regions through a rotational crop fallowing program. Converting the Arkansas Water to municipal use and constructing a delivery system will be a long-term process, but one which will allow us to work closely with those who might benefit or otherwise be impacted by any water transfers. The development of this water will require us to apply for a change of use in the Colorado Water Courts which is anticipated to take many years and require a significant capital investment. However, we do not plan on starting this process in the near term and anticipate that the tap fees and usage fees from taps sold utilizing our Rangeview Water Supply, along with funding from other pipeline partners, will be sufficient to fund the water delivery facilities. We estimate being able to service over 100,000 SFE’s with the Arkansas River water.
Based on our initial development plans, we expect the development of our Rangeview Water Supply to require a significant number of high capacity deep water wells. We anticipate drilling separate wells into each of the three principal aquifers located beneath the Lowry Range. Each well is intended to deliver water to central water treatment facilities for treatment prior to delivery to customers. We also intend to build structures to divert surface water to storage reservoirs to be located on the Lowry Range. Our plan is to divert the surface water when available and to treat this water prior to distribution to our customers. Based on preliminary independent engineering estimates, the full build-out of water facilities on the Lowry Range will cost in excess of $340 million and will accommodate water service from the Rangeview Water Supply for up to 78,100 SFE units, which includes both customers located in and outside the Lowry Range.
Rangeview Metropolitan District
The District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range. The District is required to utilize the 15,050 acre-feet of water leased to it by the Land Board to serve customers on the Lowry Range.
The District is run by an elected board of directors. The only eligible voters and the only persons eligible to serve as directors are the owners of property within the boundaries of the District. We own certain rights to the real property which encompasses the current boundaries of the District. The current directors of the District are Mark W. Harding and Scott E. Lehman (both are employees of Pure Cycle), and Tom Lamm.

We are party to a Right of First Refusal Agreement with the owners of the property comprising the District. Pursuant to a tenancy in common agreement, in the event of death, bankruptcy or incompetence of any tenant, that tenant’s estate or representative must offer the property interest of that tenant to the remaining tenants for purchase. If the remaining tenants do not purchase all of such person’s interest, the property must be offered to us pursuant to the Right of First Refusal Agreement. In addition, if any tenant wants to sell his interest in the parcel, such tenant must find a bona fide buyer and then offer the property to us. We have the right, at our option, to buy the property by matching the terms of the bona fide third party offer or by paying the appraised value of the property as determined by independent appraisers. A tenant may also negotiate a sale directly with us if he elects not to locate a bona fide buyer. Each of the directors listed above currently own an undivided interest in the land comprising the District. Under applicable Colorado law, entities are not qualified to serve as directors of municipal districts and may not vote. Our President and Corporate Secretary serve as elected members of the board of directors of the District. Pursuant to Colorado law, directors receive $100 for each board meeting or a maximum of $1,600 per year.
We and the District’s board of directors transact business on an arms-length basis. Potential conflicts of interest of the directors in transactions between us and the District are disclosed in filings with the Colorado Secretary of State. The District and we were each represented by separate legal counsel in negotiating the Rangeview Water Service Agreements and those agreements were approved by the independent members of the District’s board and by the Land Board at the time they were entered into.
It is likely that at some point in the future, the District’s board of directors will be comprised entirely of independent directors. As the Land Board develops the Lowry Range, landowners on the Lowry Range may petition to include their land within the District’s boundaries. Provided such petition complies with applicable law, the District is required by the Rangeview Water Service Agreements to proceed with due diligence to include the area designated in such petition within the District’s boundaries. As the District’s boundaries expand, the base of persons eligible to serve as directors and eligible to vote will also increase.
Water and Growth in Colorado
Despite the slow housing market and the sluggish economy in general, Colorado continues to grow. The Denver Regional Council of Governments (“DRCOG”), a voluntary association of over 50 county and municipal governments in the Denver metropolitan area, estimates that the Denver metropolitan area population will increase from today’s 2.5 million people to 3.9 million people by the year 2030. A recent Statewide Water Supply Initiative report by the Colorado Water Conservation Board estimates that the South Platte River basin, which includes the Denver metropolitan region, will grow from a current population of more than 3 million to more than 5 million by the year 2030. Accordingly, approximately 70% of the projected state population increase is anticipated to occur within the South Platte River basin. Significant increases in Colorado’s population, particularly in the Denver region and in the water short South Platte River basin, together with increasing agricultural, recreational, and environmental water demands will intensify competition for water supplies. This estimated population increase brings increased demand for water services; exceeding what municipal service providers are currently capable of providing especially during drought conditions as were recently encountered. The Statewide Water Supply Initiative estimates that the population growth in the Denver region and the South Platte River Basin will result in additional water supply needs of over 400,000 acre feet by the year 2030. As the population in Colorado continues to grow, so does the need for obtaining new water sources. Most cities and municipalities now require property developers to demonstrate they have sufficient water supplies for their proposed projects before considering rezoning or annexation applications. Based on this, we focus our water marketing activities on developers and homebuilders that are active along the Colorado Front Range.
Colorado’s future water supply needs will be met through conservation, reuse and the development of new supplies. Our rules and regulations for water and wastewater service call for adherence to strict conservation measures, including low flow water fixtures, high efficiency appliances, and advanced irrigation control devices, together with rebate incentive programs to further encourage conservation. Additionally, our systems will be designed and constructed using a dual-pipe water distribution system. A dual-pipe distribution system has one pipe to supply customers with high quality potable drinking water and a second pipe to supply raw or reclaimed water to homes for irrigation. Typically, about one-half of the water needed to meet Denver-area residential water demands is used for lawn and landscape irrigation. We, along with most major water providers, believe that raw or reclaimed water supplies provide the lowest cost water for irrigation. We expect to implement an extensive water reclamation system, in which essentially all effluent water from wastewater treatment plants will be reused to meet non-potable water demands. This will enhance our ability to provide quality water service and reinforce the importance of water recycling and our commitment to environmentally responsible water management policies.

Competition
Similar to other area water providers, we negotiate individual service agreements with developers and/or homebuilders, cities and municipalities to design, construct and operate water and wastewater systems and to provide services. These service agreements address all aspects of the development of the water and wastewater systems including:
(i)	The purchase of water and wastewater taps in exchange for our obligation to construct the Wholesale Facilities,

(ii)	The establishment of payment terms, timing, capacity and location of Special Facilities (if any), and

(iii)	Specific terms related to our provision of ongoing water and wastewater services.
Although we have exclusive long term water and wastewater service contracts for the majority of the Lowry Range (we currently have the exclusive rights to serve two of the six initial development sections at the Lowry Range), providing water service using our Export Water and Arkansas River water is subject to competition. Moreover, competitors have attempted to challenge our exclusive rights to service the Lowry Range. See Our Water Assets — Rangeview Water Supply and the Lowry Range — Lowry Range Property above. Alternate sources of water are available, principally from other private parties, such as farmers owning senior water rights that are no longer being economically used in agriculture and municipalities seeking to annex newly developed areas in order to increase their tax base. Our principal competition in areas close to the Lowry Range is the neighboring City of Aurora. The principal factors affecting competition for potential purchasers of our Arkansas River water and Export Water include the availability of water for the particular purpose, the cost of delivering the water to the desired location and the reliability of the water supply during drought periods. We believe the water assets we own and have the exclusive rights to use, which have a supply capacity of over 180,000 SFE units (or roughly 720,000 people), provide us a significant competitive advantage along the Front Range because our legal rights to the Rangeview Water Supply have been confirmed for municipal use., a significant portion of our water supply is close to Denver area water users, our pricing structure is competitive and our water portfolio is well balanced with senior surface water rights, groundwater rights, storage capacity and reclaimed water.
Employees
We currently have three full-time employees.
Available Information and Website Address
Our website address is www.purecyclewater.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing with the SEC. They also may be obtained directly from the SEC’s website, www.sec.gov/edgar/searchedgar/companysearch.html, under CIK code 276720. The contents of our website are not incorporated by reference into this report.

Item 1A — Risk Factors
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
We are dependent on the development of the Lowry Range, Sky Ranch, and other areas near our Rangeview Water Supply that are potential markets for our Rangeview Water Supply.
Providing water service using our Rangeview Water Supply is one of our principal sources of future revenue. The timing and amount of these revenues will depend significantly on the development of the Lowry Range, Sky Ranch and other potential developments near our Rangeview Water Supply and along the Colorado “Front Range.” The development of these areas is not within our control.
Lowry Range
In June 2007, the Land Board entered into an agreement with Lend Lease for the sole development rights of six section (or approximately 3,900 acres) of the Lowry Range. Of this, approximately two section (or approximately 1,300 acres) are subject to our service rights under the Lease. We have been negotiating for some time with Lend Lease, the City of Aurora and the Land Board to reach a mutually satisfactory service plan for the two sections subject to the Lease and the remaining four sections to be developed by Lend Lease. However, these negotiations have been unsuccessful so far, and ultimately we may not be able to negotiate an agreement satisfactory to all parties.
Additionally, Aurora has disputed our rights to certain reservoir sites on the Lowry Range in the District Court, Water Division I, State of Colorado (the “Water Court”). In that proceeding, Aurora applied for the right to store water in certain reservoir sites on the Lowry Range which had previously been adjudicated by the District and the Land Board dating back to 1988. As part of that Water Court proceeding, Lend Lease filed an amicus curiae brief in support of Aurora’s motion to reconsider a summary judgment requiring Aurora to remove the overlapping reservoir sites from its application. In its brief, Lend Lease claimed, in contradiction to the Lease, that Lend Lease may not be required to obtain water and wastewater service exclusively from us for any portion of the development. Lend Lease has further stated it may annex the development into the City of Aurora. While Aurora has been unsuccessful so far in obtaining rights to the adjudicated reservoirs under the Lease, additional legal action may become necessary to enforce our rights to the reservoirs and to provide water and wastewater service to the Lowry Range. If additional legal proceedings become necessary and our rights under the Lease are adversely ruled upon in such legal proceedings, it could materially adversely impact the value of our interests, including the value of our Rangeview Water Supply.
Subsequent to year end, in October 2008, Lend Lease notified the Land Board that it intends to withdraw from the Lowry Range project on December 31, 2008, unless it is able to obtain sustainable water and wastewater systems for the project at commercially reasonable rates. If Lend Lease withdrawals from the project, any development of the project could be delayed for a significant period of time and could result in the need for us and the Land Board to renegotiate the Lease. Even if we are able to reach satisfactory agreements with Lend Lease, Aurora, the District and the Land Board to provide service to the Lend Lease development, there can be no assurance that development will occur or that water sales will occur on acceptable terms or in the amounts or time required for us to support our costs of operation.
Because of the prior use of the Lowry Range as a military facility, environmental clean-up may be required prior to development, including the removal of unexploded ordnance. There is often significant delay in adoption of development plans, as the political process involves many constituencies with differing interests. In the event water sales are not forthcoming or development of the Lowry Range is delayed, we may incur additional short or long-term debt obligations or seek to sell additional equity to generate operating capital. In addition, the Land Board may not develop large portions of the Lowry Range significantly limiting our ability to utilize the non-Export Water specifically reserved for use on the Lowry Range.

Sky Ranch
The developer of Sky Ranch has filed for Chapter 11 bankruptcy protection. There has been no resolution of the claims against the developer of Sky Ranch and we do not know how the bankruptcy will impact our agreements with Sky Ranch. The Sky Ranch Agreements could be rejected in the bankruptcy proceeding leaving us with unsecured damage claims which would likely have little or no value. In addition to our claims against the developer, a bank holds a security interest in the entire Sky Ranch development, including our agreements. We are not aware of the bank’s intentions with respect to its rights in the development. Until these issues are resolved, there will be no development and consequently no sales of water taps or water at Sky Ranch. We cannot reasonably predict how long this process will take or whether any of our rights related to Sky Ranch will have any value following the bankruptcy.
Colorado housing market
Our operations are affected by general economic conditions and the pace and location of real estate development activities in the greater Denver metropolitan area, most particularly areas which are close to our Rangeview Water Supply. Since 2006, the Colorado housing market has seen declines in new construction, which could continue for some time. The current instability in the credit markets has exacerbated the decline in demand for new homes. New connections to our water and wastewater systems depend on real estate development in our service areas. We have no ability to control the pace and location of real estate development activities which affect our business. If the downturn in the homebuilding and credit markets continues, intensifies, or if the national economy weakens further and economic concerns intensify, it could have a significant negative impact on our business.
We are involved in on-going negotiations with the Land Board to clarify our rights and obligations with respect to our Rangeview Water Supply and such negotiations may not be successful.
Our Rangeview Water Supply rights derive principally from the Lease between the Land Board and the District which was entered into in 1996 prior to any development of the Lowry Range or of areas outside the Lowry Range that utilize our Export Water. The terms of the Lease did not fully anticipate the specific circumstances of development that have arisen and may not clearly delineate rights and responsibilities for the forms of transactions that may arise in the future. We are involved in ongoing discussions with the Land Board to clarify the terms of the Lease. An unfavorable outcome in such negotiations could have a material adverse effect on our financial results. We cannot assure you that such negotiations will be successful.
In order to utilize the Arkansas River water acquired in fiscal 2006, we must apply for a change of use with the Colorado water court and this may take several years to complete.
The change of use of our Arkansas River water requires a ruling by the Colorado water courts, which could take several years and be a costly and contentious effort since it is anticipated that many parties will oppose the change of use and the transfer of the water. There are several conditions which must be satisfied prior to our receiving a change of use decree for transfer of our Arkansas River water. One condition that we must satisfy is a showing of anti-speculation in which we, as the applicant, must demonstrate that we have contractual obligations to provide water service to customers prior to the water court ruling on the transfer of a water right. The water court is also expected to limit the transfer to the “consumptive use” portion of the water right and to address changing the historic use of the water from agricultural uses to other uses such as municipal and industrial use. We expect to face opposition to any consumptive use calculations of the historic agricultural uses of this water. The water court may impose conditions on our transfer of the water rights such as requiring us to mitigate the loss of the farming tax base, imposing re-vegetation requirements to convert soils from irrigated to non-irrigated, and imposing water quality measures. Any such conditions will likely increase the cost of transferring the water rights.
We may not be able to obtain sufficient capital to develop our water rights, in particular the Arkansas River water.
Development of water rights requires a substantial capital investment. We anticipate financing water and wastewater systems primarily through the sale of water taps and water delivery charges to users. However, we cannot assure you that these sources of cash will be sufficient to cover our capital costs. Moreover, the development of the Arkansas River water will require a pipeline or other infrastructure to deliver the water to the Front Range, which is anticipated to cost over $500 million. We likely would be required to partner with others to finance a project of this magnitude and there is no assurance we would be able to obtain the financing necessary to develop our Arkansas River water.

Our valuation of the Tap Participation Fee payable to HP A&M contains estimates and management assumptions. The actual results could differ significantly from those estimates.
As part of our acquisition of the Arkansas River water rights from HP A&M, we granted HP A&M a Tap Participation Fee entitling HP A&M to receive ten percent (10%) of the gross proceeds of our sales of forty thousand (40,000) water taps. For accounting purposes we have estimated the fair value of the Tap Participation Fee payable to HP A&M using available historic market information and estimated future market information. We believe the estimates we used reasonably reflect the fair value of the Tap Participation Fee. Accounting estimates involve matters of uncertainty and judgment and interpreting relevant market data is inherently subjective in nature. Many factors are necessary to estimate future market conditions, including but not limited to, supply and demand for new homes, population growth along the Front Range, tap fee increases at our rate-base districts, and other market forces beyond our control. The actual results could differ materially from our accounting estimates which would result in significantly higher fees being paid to HP A&M than what are reflected in our balance sheet and significantly higher imputed interest being reflected on our future statements of operations associated with the Tap Participation Fee.
In the event of default by HP A&M on promissory notes secured by deeds of trust on our properties, we would be required to cure the defaults or lose the properties.
Certain of the real properties we acquired from HP A&M are subject to promissory notes, aggregating $12.8 million in principal and interest as of August 31, 2008. The notes are secured by deeds of trust on the properties we own, but are solely the responsibility of HP A&M. Because of HP A&M’s financial position and the substantial penalties imposed on HP A&M in the event of a default, the likelihood of HP A&M defaulting on the notes is deemed remote. As a result the promissory notes are not reflected on our balance sheet. However, if HP A&M was to default on the notes, and we did not cure the defaults, we would lose up to approximately 60 of the 80 real properties we acquired and the water rights associated with those properties.
Our net losses may continue and we may not have sufficient liquidity to pursue our business objectives.
We have experienced significant net losses and could continue to incur net losses. For the years ended August 31, 2008, 2007 and 2006, we had net losses of approximately $6.9 million, $6.9 million and $793,000, respectively, on revenues of approximately $282,400, $265,700 and $271,700, in the respective periods. Our cash flows from operations have not been sufficient to fund our operations in the past, and we have been required to raise debt and equity capital to remain in operation. Since 2004, we have raised approximately $21.5 million through the issuance of common stock to support our operations. Our ability to fund our operational needs and meet our business objectives will depend on our ability to generate cash from future operations. If our future cash flows from operations and other capital resources are not sufficient to fund our operations and the significant capital expenditure requirements to build our water delivery systems, we may be forced to reduce or delay our business activities, or seek to obtain additional debt or equity capital, which may not be available on acceptable terms, or at all.
The rates we are allowed to charge customers on the Lowry Range are limited by the Lease with the Land Board and our contract with the District and may not be sufficient to cover our costs of construction and operation.
The prices we can charge for our water and wastewater services on the Lowry Range are subject to pricing regulations set in the Lease with the Land Board. Both the tap fees and our usage rates and charges are based on the average of the rates of our rate-base districts. Annually we survey the tap fees and rates of our rate-base districts and set our tap fees and rates and charges based on the average of those charged by this group. Our costs associated with the construction of water delivery systems and the production, treatment and delivery of our water are subject to market conditions and other factors, which may increase at a significantly greater rate than the prices charged by our rate-base districts. Factors beyond our control and which cannot be predicted, such as drought, water contamination and severe weather conditions, like tornadoes and floods, may result in additional labor and material costs that may not be recoverable under our rate structure. Either increased customer demand or increased water conservation may also impact the overall cost of our operations. If the costs for construction and operation of our water services, including the cost of extracting our groundwater, exceed our revenues, we may petition the Land Board for rate increases. There can be no assurance that the Land Board would approve a rate increase request beyond the average of the rate-base districts. Our profitability could be negatively impacted if we experience an imbalance of costs and revenues and are not successful in receiving approval for rate increases.

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
We currently earn no revenues from our Paradise Water Supply, which as of August 31, 2008 has a recorded cost of approximately $5.5 million. Our ability to convert our Paradise Water Supply into an income generating asset is limited. Due to the nature of the Paradise Water rights and agreements with other western slope water interests, our use of the Paradise Water Supply is limited to opportunities along the western slope. As part of our water court decree for the Paradise Water Supply, we are permitted to construct a storage facility on the Colorado River. However, due to a stipulation entered into with various objectors to our Paradise Water rights and the strict regulatory requirements for constructing a reservoir on the main stem of the Colorado River, we do not anticipate completing the storage facility at its decreed location. We cannot assure you that we will ever be able to make use of this asset or sell the water profitably.
Our Paradise Water Supply is also conditioned on a Finding of Reasonable Diligence from the water court every six years. To arrive at that finding, the water court must determine that we continue to diligently pursue the development of the water rights. If the water court is unable to make such a finding, our right to the Paradise Water Supply would be lost and we would be required to impair the Paradise Water Supply asset and incur a $5.5 million charge against earnings. The fiscal 2005 review was completed in 2008 but not without objectors and not without us having to agree to certain stipulations to remove the objections. In order to continue to maintain the Paradise water right, over the next six years we must (i) select an alternative reservoir site; (ii) file an application in Water Court to change the place of storage; (iii) identify specific end users and place(s) of use of the water; and (iv) identify specific source(s) of the water rights for use.

Conflicts of interest may arise relating to the operation of the District.
Our officers and employees constitute a majority of the directors of the District. Pure Cycle, along with our officers and employees and one unrelated individual, own, as tenants in common, the 40 acres that form the District. We have made loans to the District to fund its operations. At August 31, 2008, total principal and interest owed to us by the District was approximately $494,800. The District is a party to our agreements with the Land Board and receives fees of 5% of the revenues from the sale of water on the Lowry Range. Proceeds from the fee collections will initially be used to repay the District’s obligations to us, but after these loans are repaid, the District is not required to use the funds to benefit Pure Cycle. We have received benefits from our activities undertaken in conjunction with the District, but conflicts may arise between our interests and those of the District, and with our officers who are acting in dual capacities in negotiating contracts to which both we and the District are parties. We expect that the District will expand when more properties are developed and become part of the District, and our officers acting as directors of the District will have fiduciary obligations to those other constituents. There can be no assurance that all conflicts will be resolved in the best interests of Pure Cycle and its shareholders. In addition, other landowners coming into the District will be eligible to vote and to serve as directors of the District. There can be no assurances that our officers and employees will remain as directors of the District or that the actions of a subsequently elected board would not have an adverse impact on our operations.
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
Our water supplies are subject to contamination, including contamination from naturally occurring compounds, pollution from man-made sources and intentional sabotage. In addition, we handle certain hazardous materials at our water treatment facilities, primarily sodium hypochlorite. Any failure of our operation of the facilities or any contamination of our supplies in the future, including sewage spills, noncompliance with water quality standards, hazardous materials leaks and spills, and similar events could expose us to environmental liabilities, claims and litigation costs. If any of these events occur, we may have to interrupt the use of that water supply until we are able to substitute the supply from another source or treat the contaminated supply. We cannot assure you that we will successfully manage these issues, and failure to do so could have a material adverse effect on our future results of operations. We might not be able to recover the costs associated with these liabilities through our rates and charges or insurance or such recovery may not occur in a timely manner.
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
Our customers may require us to secure performance and completion bonds for certain contracts and projects. The market environment for surety companies has become more risk averse. We secure performance and completion bonds for our contracts from these surety companies. To the extent we are unable to obtain bonds; we may not be awarded new contracts. We cannot assure you that we can secure performance and completion bonds where required.
We may operate engineering and construction activities for water and wastewater facilities where design, construction or system failures could result in injury to third parties or damage to property. Any losses that exceed claims against our contractors, the performance bonds and our insurance limits at such facilities could result in claims against us. In addition, if there is a customer dispute regarding performance of our services, the customer may decide to delay or withhold payment to us.
Our business is subject to seasonal fluctuations, which could affect demand for our water service and our revenues.
Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with cooling systems, irrigation systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. If temperatures during the typically warmer months are cooler than expected or there is more rainfall than expected, the demand for our water may decrease and adversely affect our revenues.
Weather conditions and overuse may interfere with our sources of water, demand for water services, and our ability to supply water to our customers.
We depend on an adequate water supply to meet the present and future demands of our customers and to continue our expansion efforts. Unexpected conditions may interfere with our water supply sources. Drought and overuse may limit the availability of water. These factors might adversely affect our ability to supply water in sufficient quantities to our customers and our revenues and earnings may be adversely affected. Additionally, cool and wet weather, as well as drought restrictions and our customers’ conservation efforts, may reduce consumption demands, also adversely affecting our revenue and earnings. Furthermore, freezing weather may also contribute to water transmission interruptions caused by pipe and main breakage. If we experience an interruption in our water supply, it could have a material adverse effect on our financial condition and results of operations.
Item 1B — Unresolved Staff Comments
We have no unresolved Staff comments.
Item 2 — Properties
We currently occupy approximately 1,800 square feet of office space at a cost of $1,000 per month, which is leased from the estate of Ryan Clark at the address shown on the cover page. The lease is a month-to-month agreement that can be cancelled by either party at any time.

In addition to the water rights we own in the Denver metropolitan area which are described in Item 1: Our Water Assets, we also own a 500,000 gallon water tank, a deep water well and pump station, and approximately four miles of pipeline in Arapahoe County Colorado. Additionally, although owned by the District, we operate and maintain another 500,000 gallon water tank and pump station and the District’s wastewater treatment plant. These assets are used to provide service to our existing customers.
In addition to the real property we own in the Arkansas River Valley as described in Item 1: Our Water Assets — Arkansas River Water, we also own various water delivery fixtures located on our real properties. These items consist mainly of irrigation pumps, irrigation ditches, irrigation pipelines as well as various structures and agricultural related buildings.
Item 3 — Legal Proceedings
We are involved in ordinary and routine litigation incident to our business, none of which are material.
Item 4 — Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of stockholders during the quarter ended August 31, 2008.
PART II
Item 5 — Market for Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market Information
Our common stock is traded on the NASDAQ Capital Market under the symbol “PCYO”. The high and low sales prices of our common stock, by quarter, for the fiscal years ended August 31, 2008 and 2007 are presented with the Selected Quarterly Financial Information in Item 8 below.
(b) Holders
On October 31, 2008, there were approximately 3,400 holders of record of our common stock.
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

(d) Securities authorized for issuance under equity compensation plans
Table F — Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	155,000	$8.50	1,445,000
Equity compensation plans not approved by security holders	—	—	—

Total	155,000	$8.50	1,445,000

(e) Performance Graph 1
This graph compares the cumulative total return of our common stock for the last five years with the cumulative total return for the same period of the S&P 500 Index and a peer group index. The graph assumes the investment of $100 in common stock in each of the indices as of the market close on August 31 and reinvestment of all dividends.

	2008	2007	2006	2005	2004	2003
Pure Cycle Corporation	$274.55	$347.27	$375.91	$334.09	$365.91	$100.00
S&P 500	$139.75	$157.27	$136.59	$125.45	$111.46	$100.00
Peer Group (2)	$153.30	$174.55	$167.04	$165.92	$111.07	$100.00

1.
This performance graph is not “soliciting material,” is not deemed “filed” with the Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

2.
The Peer Group consists of the following companies that have been selected on the basis of industry focus or industry leadership: American States Water Company, Aqua America, Inc., Artesian Resources Corp., California Water Service Group, Connecticut Water Service, Inc., Middlesex Water Company, Pennichuck Corp., SJW Corp., and The York Water Company. In 2007 we included BIW Limited, which ceased trading in 2007 and is therefore no longer included in our Peer Group.

(f) Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended August 31, 2008.

Item 6 — Selected Financial Data
Table G — Selected Financial Data

	August 31,
In thousands (except per share data)	2008	2007	2006 *	2005	2004
Summary of Statement of Operations items:
Total revenues	$282.4	$265.7	$271.7	$234.7	$205.0
Net loss	$(6,926.7)	$(6,914.7)	$(792.9)	$(1,050.9)	$(1,975.7)
Basic and diluted loss per share	$(0.34)	$(0.37)	$(0.05)	$(0.08)	$(0.22)
Weighted average shares outstanding	20,189	18,590	14,694	13,674	8,880

Summary Balance Sheet Information:
Current assets	$5,502.2	$7,288.4	$3,121.4	$5,740.3	$5,738.7
Total assets	$109,899.4	$111,891.9	$108,833.9	$26,046.5	$25,625.6
Current liabilities	$163.9	$183.3	$380.1	$689.4	$183.9
Long term liabilities	$56,567.8	$53,863.8	$53,789.1	$10,004.3	$12,118.2
Total liabilities	$56,731.6	$54,047.1	$54,169.2	$10,693.7	$12,302.1
Equity	$53,167.8	$57,844.8	$54,664.7	$15,352.7	$13,323.5

*	As restated
We did not declare or pay any cash dividends in any of the five years presented.
The following items had a significant impact on our operations:
•
In fiscal 2008 and 2007, respectively, we imputed approximately $4.4 million and $4.7 million of interest related to the Tap Participation Fee payable to HP A&M (explained further in Note 7 to the accompanying financing statements).

•
In fiscal 2008 and 2007, respectively, we recognized approximately $273,700 of losses and $1.04 million of gains related to the acquisition of certain CAA interests (explained further in Note 5 to the accompanying financial statements). In fiscal 2007, approximately $765,000 of the gain was recorded as additional paid in capital because the CAA interests were acquired from parties that are deemed related to us.

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

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this year and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements. Readers are cautioned that forward-looking statements contained in this Form 10-K should be read in conjunction with our disclosure under the heading: “SAFE HARBOR STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995” on page 3.
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and our financial condition and should be read in conjunction with the accompanying financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form10-K. This overview summarizes the MD&A, which includes the following sections:
Our Business — a general description of our business, our services and our business strategy.
Critical Accounting Policies and Estimates — a discussion of our critical accounting policies that require critical judgments, assumptions and estimates.
Results of Operations — analysis of our results of operations for the three years presented in our financial statements. We present our discussion in the MD&A in conjunction with the accompanying Financial Statements.
Liquidity, Capital Resources and Financial Position — an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements.
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
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance Accounting Principles Generally Accepted in the United States of America (“GAAP”), which requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.
For further discussion of our significant accounting policies, please refer to Note 2 in the accompanying financial statements.

Results of operations
Executive Summary
The results of our operations for the years ended August 31, 2008, 2007 and 2006 were as follows:
Table H — Summary Results of Operations

				Change
	2008	2007	2006	2008-2007	2007-2006
Millions of gallons of water delivered	42.8	44.4	56.6	-1.6	-12.2
Water revenues generated	$159,600	$149,500	$163,600	$10,100	$(14,100)
Water delivery operating costs incurred (excluding depreciation and depletion)	$58,600	$54,600	$48,500	$4,000	$6,100
Water delivery gross margin %	63%	63%	70%

Wastewater treatment revenues	$67,000	$60,300	$59,000	$6,700	$1,300
Wastewater treatment operating costs incurred	$18,900	$22,800	$17,300	$(3,900)	$5,500
Wastewater treatment gross margin %	72%	62%	71%

General and administrative expenses	$2,316,800	$2,476,500	$1,544,500	$(159,700)	$932,000

Net losses	$6,926,700	$6,914,700	$792,900	$12,000	$6,121,800
Water and Wastewater Usage Revenues
Our water service charges are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established based on the average of three surrounding communities, referred to as our rate-base districts. Table B in Item 1 — Business, outlines our tiered pricing structure and changes during fiscal 2008, 2007 and 2006, respectively.
Our wastewater customers are charged flat monthly fees based on their number of tap connections.
Fiscal 2008 compared to fiscal 2007
Water deliveries during fiscal 2008 dropped approximately 4% over water deliveries in fiscal 2007, due mainly to precipitation being higher in fiscal 2008. However, water usage fees in fiscal 2008 increased 7% over fiscal 2007 which is mainly a result of the timing of water usage and an increasing block pricing scale (as of July 1, 2007) for an entire fiscal year in 2008 versus two months in fiscal 2007.
Wastewater usage fees remained at $39.50 per wastewater tap per month and before that they increased July 1, 2007, from $34.80 to $39.50 per wastewater tap per month. Consistent with water taps, the increased wastewater fees in fiscal 2008 is a result of the higher usage fees being charged for the entire fiscal 2008 versus two months in fiscal 2007.
Gross margins for water services remained constant from fiscal 2007 to fiscal 2008. Gross margins for wastewater services in fiscal 2008 increased 10% over fiscal 2007 due to certain testing and compliance expenses incurred during fiscal 2007 not experienced in fiscal 2008.
Fiscal 2007 compared to fiscal 2006
Water deliveries during fiscal 2007 dropped approximately 22% over water deliveries in fiscal 2006. This was a result of high precipitation experienced throughout the Front Range of Colorado starting in December 2006 and lasting into the spring of 2007. Increased precipitation results in our customers using less water for irrigation. Water usage fees in fiscal 2007 decreased 9% over fiscal 2006, despite the 22% decrease in gallons delivered. This was a result of increased usage fees effective July 1, 2007.
Wastewater usage fees increased July 1, 2007, from $34.80 to $39.50 per wastewater tap per month and before that they increased on July 1, 2005, from $33.70 to $34.80 per wastewater tap per month, which accounted for the changes in revenues between the fiscal years.

Gross margins for water and wastewater services declined in fiscal 2007 over fiscal 2006. This is due to declines in the amount of water delivered. Decreased water deliveries do not typically equate to a decrease in the energy usage within the systems, and therefore, in reduced delivery years, gross margins will typically be lower. The decline is also due to certain testing and compliance expenses incurred during fiscal 2007 not experienced in the previous year.
General and Administrative and Other Expenses
General and administrative (“G&A”) expenses for fiscal 2008, 2007 and 2006 were impacted by the stock-based compensation recognized pursuant to the adoption of SFAS No. 123 (revised 2004) Share Based Payment (“SFAS 123(R)”), as follows (amounts are approximate):
Table I — G&A Expenses

	Years ended August 31,			Change
	2008	2007	2006	2008-2007	2007-2006
G&A expenses as reported	$(2,316,300)	$(2,476,500)	$(1,544,500)	$(160,200)	$932,000
Stock-based compensation expenses	351,500	287,300	209,600	64,200	77,700

G&A expenses less SFAS 123(R) expenses	$(1,964,800)	$(2,189,200)	$(1,334,900)	$(224,400)	$854,300

The changes in G&A expenses are mainly attributable to the following:
Fiscal 2008 compared to fiscal 2007
From Fiscal 2007 to fiscal 2008, G&A expenses decreased approximately 6%, which is mainly a result of:
•
Excluding stock-based compensation expenses our salary and salary related expenses in fiscal 2008 and 2007 would have been $515,800 and $833,000, respectively, a decrease of $320,800 or 38%. Salary and salary related expenses including stock-based compensation expenses totaled approximately $867,300 and $1.12 million for the fiscal years ended August 31, 2008 and 2007, respectively. The decrease in salaries is mainly attributable to management and employee wages remaining unchanged in 2008 and there being no incentive compensation paid in 2008 as compared to incentive compensation of $330,000 being paid in fiscal 2007 upon the completion of the July 2007 equity offering.

•
Professional fees (legal and accounting) totaled approximately $386,000 and $470,300, for 2008 and 2007, respectively. This decrease of $84,300 is a result of legal and accounting bills incurred in fiscal 2007 related to our consultations with the Staff of the Commission which did not recur in 2008.

•
Franchise fees to the State of Delaware and NASDAQ listing fees decreased approximately $92,900 from $220,800 in fiscal 2007 to approximately $127,900 in fiscal 2008. This is due to our reincorporation into Colorado saving us franchise fees payable to the State of Delaware.

The above decreases were offset by the following significant increases.
•
During fiscal 2008 and 2007, we expensed approximately $330,500 and $255,900 related to water assessment charges payable to the FLCC. This is an increase of $74,600, which is a result of the FLCC increasing assessments for the current year. This represents our share (based on the number of FLCC shares we own) of FLCC’s annual operating and maintenance expenditures. Additionally, in fiscal 2008 and 2007 we expensed approximately $49,700 and $37,200 for work performed in the Arkansas River Valley on our behalf by HP A&M, respectively. The increase is a result of increased salaries to the HP A&M farm management personnel which resulted in an increase in our costs.

•
We paid approximately $227,600 and $40,000 in consulting fees related to our discussions with Lend Lease as it relates to the potential development of six sections of the Lowry Range in fiscal 2008 and 2007, respectively.

Fiscal 2007 compared to fiscal 2006
From Fiscal 2006 to fiscal 2007, G&A expenses increased approximately 60%, which is mainly a result of:
•
Excluding stock-based compensation, salary and salary related expenses in fiscal 2007 and 2006 would have been $833,000 and $735,200, respectively, an increase of $97,800. Salary and salary related expenses including stock-based compensation expenses totaled approximately $1.12 million and $944,800 for the fiscal years ended August 31, 2007 and 2006, respectively. The increase in salary and salary related expenses is mainly attributable to incentive compensation of $330,000 being paid in fiscal 2007 upon completion of the July 2007 equity offering, which exceeded the $250,000 of incentive compensation paid in fiscal 2006.

•
During fiscal 2007, we expensed approximately $256,000 related to water assessment charges payable to the FLCC. Additionally, in fiscal 2007 we expensed approximately $37,200 for work performed in the Arkansas River Valley on our behalf by HP A&M. These charges were not incurred during fiscal 2006 because we acquired the Arkansas Water Rights in the fourth quarter of fiscal 2006.

•
Professional fees (legal and accounting) totaled approximately $470,300 and $187,400, for 2007 and 2006, respectively. Approximately $190,000 of the increase was a result of services performed in connection with our consultations with the Staff of the Commission completed during fiscal 2007. The remaining increase resulted primarily from the internal control audit that was carried out to comply with the Sarbanes-Oxley Act of 2002.

•
Franchise fees to the State of Delaware and NASDAQ listing fees increased approximately $113,500 due to the increase in our total assets as a result of the Arkansas River water acquisition and the issuance of common stock as a result of the exercising of stock options.

•
In fiscal 2007 we paid approximately $40,000 in consulting fees related to our discussions with Lend Lease as it related to the potential development of six sections of the Lowry Range, which were not incurred in fiscal 2006.

Depreciation and depletion charges for the years ended August 31, 2008, 2007 and 2006 were approximately $381,300, $366,100 and $20,100, respectively. Fiscal 2008 and 2007 were consistent, but the increase from fiscal 2006 to fiscal 2007 is mainly a result of additional depreciation charges associated with the water delivery fixtures acquired from HP A&M on August 31, 2006 (depreciation began on September 1, 2006) and depreciation of capitalized legal costs associated with the HP A&M asset acquisition. In addition, in late fiscal 2006 we began depreciating the costs incurred to extend the water system to the Fairgrounds. We expect the depreciation and depletion charges going forward to remain consistent with the fiscal 2008 charges.
Interest income totaled approximately $283,600, $155,700 and $191,000 in fiscal 2008, 2007 and 2006, respectively. This represents interest earned on the temporary investment of capital in cash equivalents or available-for-sale securities, interest accrued on the note payable by the District and interest accrued on the Special Facilities construction proceeds receivable from the County. The increase from fiscal 2007 to fiscal 2008 of approximately $127,900 was due to additional funds being invested in interest bearing accounts as a result of the proceeds raised in the July 2007 equity offering. The decrease of approximately $35,300 from fiscal 2006 to fiscal 2007 was due to fewer funds being invested and earning interest as a result of the County construction project in fiscal 2006 and cash used in operations. Cash that was invested was not raised until the July 2007 equity offering so during fiscal 2007 we had lower investment balances.
Imputed interest expense related to the Tap Participation Fee payable to HP A&M totaled approximately $4.4 million, $4.7 million and $0 for fiscal 2008, 2007 and 2006, respectively. This represents the expensed portion of the difference between the relative fair value of the liability and the net present value of the liability recognized under the effective interest method. The decrease in the imputed interest expense of approximately $300,000 was a result of the updated valuation performed in the first quarter of fiscal 2008 which is explained in greater detail in Note 7 to the accompanying financial statements.

Interest expense — related parties was approximately $0, $0 and $7,100 in fiscal 2008, 2007 and 2006, respectively. All interest bearing debt — related parties, was paid off or extinguished as of August 31, 2006. Further, in October 2007, we repaid approximately $26,500 of non-interest bearing related party debt and now we no longer have any debt with scheduled maturities.
Interest expense — non-related parties was approximately $0, $0 and $19,300 in fiscal 2008, 2007 and 2006, respectively. All interest bearing debt was extinguished as of August 31, 2006.
Our net losses, as reported in our statements of operations in fiscal 2008, 2007 and 2006, were approximately $6.9 million, $6.9 million and $792,900, respectively. Our reported net losses have been materially impacted by the imputed interest on the Tap Participation Fee and stock-based compensation expense recognized pursuant to SFAS 123(R). In table J below, we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of the imputed interest and stock-based compensation expenses on our reported net losses and loss per share. Because these items do not require the use of current assets, management does not include these items in its analysis of financial results or how we allocate our resources. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of these significant items on our financial results.
Table J — Non-GAAP Financial Disclosure

	Years ended August 31,			Change
	2008	2007	2006	2008-2007	2007-2006
Net loss as reported	$(6,926,700)	$(6,914,700)	$(792,900)	$(12,000)	$(6,121,800)

Interest imputed on Tap Participation Fee payable to HP A&M	4,393,000	4,669,700	—	(276,700)	4,669,700

Stock-based compensation expense	351,500	287,300	209,600	64,200	77,700

Net loss less imputed interest and stock-based compensation expense	$(2,182,200)	$(1,957,700)	$(583,300)	$(224,500)	$(1,374,400)

Net loss per common share as reported	$(0.34)	$(0.37)	$(0.05)	$0.03	$(0.32)

Interest imputed on Tap Participation Fee payable to HP A&M	0.22	0.25	—	$(0.03)	$0.25

Stock-based compensation expense	0.02	0.02	0.01	$—	$0.01

Net loss per common share less imputed interest and stock-based compensation expense	$(0.10)	$(0.10)	$(0.04)

Weighted average common shares outstanding	20,188,675	18,589,737	14,693,585

Net losses increased in each of the years presented above, after the effects of the stock-based compensation and interest on the Tap Participation Fee, mainly as a result of the items discussed in the G&A section above, and as a result of the impact to our operations of the CAA transactions described in Note 5 to the accompany financial statements.
Liquidity, capital resources and financial position
At August 31, 2008, our working capital, defined as current assets less current liabilities, was approximately $5.3 million, and we had cash and cash equivalents on hand totaling approximately $5.2 million. We also have an effective shelf registration statement pursuant to which we may elect to sell up to another $5.7 million of stock at any time and from time to time. We believe that at August 31, 2008, we have sufficient working capital to fund our operations for the next year. However, there can be no assurance that we will be successful in marketing the water from our primary water projects in the near term. In order to generate working capital to support our operations, we may incur additional short or long-term debt or seek to sell additional equity securities.
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

Pursuant to the Arkansas River Agreement we agreed to pay HP A&M 10% of our water tap fees received on the sale of the next 40,000 water taps. As of August 31, 2008, we have estimated the value of the Tap Participation Fee at approximately $53.8 million based on a discounted cash flow valuation analysis, which was originally prepared at August 31, 2006, and was updated as of November 30, 2007. See Note 7 in the accompanying financial statements for the impact of the revaluation. The actual amount to be paid could exceed our estimates. Tap participation payments are not payable to HP A&M until we receive water tap fee payments. We did not sell any taps or make any Tap Participation Fee payments during the year ended August 31, 2008. As of August 31, 2008, there are 38,965 taps that remain subject to the Tap Participation Fee.
We are obligated to pay the FLCC annual water assessment charges which are the charges assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal. The payments are due to the FLCC each calendar year. In December 2007, the board and shareholders of the FLCC approved an increase in the calendar 2008 assessments from $12.50 per share to $15.00 per share, which equates to an increase in our water assessments from approximately $265,000 per year to approximately $325,000 per year.
On August 3, 2005, we entered into the County Agreement to provide water service to the Fairgrounds. In accordance with GAAP, upon completion of construction of the Fairgrounds facilities and the initiation of water service to the Fairgrounds in July 2006, we began ratably recognizing deferred tap fee revenues as income. The tap fees received from the County are being recognized in income over the estimated useful life of the constructed assets, or 30 years. In addition, we started recognizing deferred Special Facilities funding as revenues in fiscal 2006, which will also be recognized over the useful life of the constructed assets. See also Note 3 to the accompanying financial statements for information regarding the amendment to the County Agreement in regards to the Special Facilities funding and the receipt of water rights in August 2008.
Repayment of all related party and non-related debt
In October 2007, we repaid our sole outstanding note to a related party. Therefore, at August 31, 2008, we had no outstanding related party or non-related party debt.
Operating Activities
Operating activities include revenues we receive from the sale of water and wastewater services to our customers, costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.
Cash used by operating activities was approximately $1.3 million, $2.3 million and $767,600 for fiscal 2008, 2007 and 2006, respectively. The decrease of approximately one million dollars from fiscal 2007 to fiscal 2008 is a result of 2007 having a gain on the extinguishment of CAA interests of approximately $270,100 whereas fiscal 2008 had a loss on the extinguishment of CAA interests of approximately $273,700, which is a $544,800 year over year impact to the cash flow statement. The remaining difference was due to the timing of payments and receipts related to operating assets.
As a result of the Arkansas River Agreement signed on August 31, 2006, we imputed approximately $4.4 million, $4.7 million and $0 of interest on the Tap Participation Fee in fiscal 2008, 2007 and 2006, respectively. These are reflected as non-cash items in the statements of cash flows.
During fiscal 2008, 2007 and 2006 we accrued interest on the note receivable from the District of approximately $19,100, $23,500 and $21,500, respectively, which is comparable period over period. We also accrued approximately $35,900, $49,900 and $0 of interest on the construction proceeds receivable from the County during 2008, 2007 and 2006, respectively. The decrease in the construction proceeds interest income is a result of payments made by the County since the prior year, which reduced the interest income recognized under the effective interest method, and due to the amendment to the County Agreement reached with the County as described in Note 3 to the accompanying financial statements. There was no interest recognized in fiscal 2006 because the construction was not completed until the end of our fiscal 2006.

We incurred approximately $382,600, $369,000 and $20,100 of depreciation, depletion and other non-cash charges during fiscal 2008, 2007 and 2006, respectively. As noted above, the increase from 2006 is a result of the depreciation of capitalized legal costs associated with the HP A&M asset acquisition, the depreciation of water delivery equipment in the Arkansas River valley, both of which started on September 1, 2006 and in late fiscal 2006 we began depreciating the costs incurred to extend the water system to the Arapahoe County Fairgrounds.
We will continue to provide domestic water and wastewater service to customers in our service area and we will continue to operate and maintain our water and wastewater systems with our own employees.
Investing Activities
On October 31, 2003 we entered into the Denver Groundwater Purchase Agreement (the “DGPA”) with the developer of Sky Ranch. The DGPA provides us the right to purchase a total of 223 acre-feet of adjudicated decreed water rights owned by the developer. Under the DGPA, we have the right to acquire 44.6 acre-feet of water per year (or 20% of the total 223 acre-feet) for a payment of $50,000 (acquiring the entire 223 acre-feet requires payments totaling $250,000). On March 26, 2004 and May 26, 2005, we exercised our rights and purchased a total of 89.2 acre-feet of Denver aquifer groundwater for payments totaling $100,000. During our fiscal 2007 and fiscal 2006 we made the two required $50,000 payments pursuant to the DGPA; however, we have not received the water rights deeds from the developer, nor has the developer cashed either of the payments. In November, 2007, the developer of Sky Ranch filed for Chapter 11 bankruptcy protection. Because of the bankruptcy and since we have not received our water rights deeds from Sky Ranch, we have cancelled the two un-cashed checks issued to Sky Ranch and have reversed the $100,000 that was included in the Prepaid Expenses account on our Balance Sheet. We will continue to follow the bankruptcy proceedings of Sky Ranch and vigorously seek to enforce our rights under the DGPA and other Sky Ranch agreements. However, our rights related to Sky Ranch may have no value following the bankruptcy. Refer to the Risk Factors in Item 1A for additional information on the bankruptcy.
We continue to invest in legal and engineering fees associated with our water rights, and we continue to invest in the right-of-way permit fees to the Department of Interior Bureau of Land Management and legal and engineering costs for our Paradise Water Supply.
Cash provided (used) by investing activities for fiscal 2008, 2007 and 2006 was approximately $466,100, $2.5 million and ($1.6) million, respectively. Investing activities in 2008 consisted mainly of $790,600 received from the maturity of available-for-sale securities, offset by $270,500 of investments in water rights. The fiscal 2007 cash provided by investing activities was positively impacted by the sale of “LAWMA” shares, as more fully described in Note 3 to the accompanying financial statements and the sale of approximately $1.5 million of available-for-sale securities. The fiscal 2006 investing activities were negatively impacted by a net investment in available-for-sale securities of approximately $1.0 million and approximately $2.4 million of investments in water assets as a result of the County Agreement.
Financing Activities
Cash provided by financing activities was approximately $29,500, $5.5 million and $807,500 for fiscal 2008, 2007 and 2006, respectively. Financing activities in fiscal 2007 was positively impacted by the $9.0 million raised in the equity offering offset by the $2.6 million used to extinguish contingent obligations as described in Note 5 to the accompanying financial statements. Fiscal 2006 was positively impacted by approximately $1.18 million of funds received from the exercising of stock options.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist entirely of the CAA, which is more fully described in Note 5 to the accompanying financial statements.

Recently Adopted and Issued Accounting Pronouncements
See Note 2 to the accompanying financial statements regarding recently adopted and issued accounting pronouncements.
Total Contractual Cash Obligations
Table K — Contractual Cash Obligations

		Payments due by period
		Less than		1-3		3-5		More than
	Total	1 year		years		years		5 years
Contractual obligations
Operating lease obligations	$12,000	$12,000		(a	)	(a	)	(a	)
Participating Interests in Export Water	1,217,900	(b	)	(b	)	(b	)	(b	)
Tap Participation Fee payable to HP A&M	108,449,300	(c	)	(c	)	(c	)	(c	)

Total	$109,679,200	$12,000		$—		$—		$—

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

(c)
The Tap Participation Fee payable to HP A&M is payable upon the sale of water taps. Because the timing of these water tap sales is not fixed and determinable, the estimated payments are not reflected in the above table by period. The amount listed above includes an unamortized discount of approximately $54.6 million. The valuation of the Tap Participation Fee payable to HP A&M is a significant estimate based on available historic market information and estimated future market information. Many factors are necessary to estimate future market conditions, including but not limited to, supply and demand for new homes, population growth along the Front Range, cash flows, tap fee increases at our rate-base districts, and other market forces beyond our control. Because the estimates and assumptions used to value the Tap Participation Fees payable to HP A&M are subjective, actual results could vary materially from the estimates.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk
General. Pure Cycle has limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows, such exposure is due primarily to changing interest rates.
Interest Rates. The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of August 31, 2008, we no longer have any investments which are subject to market risks as the majority of our capital is invested predominately in overnight money market funds related to US Treasury Obligations which earn interest at stated rates. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

Item 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Pure Cycle Corporation
We have audited the accompanying balance sheets of Pure Cycle Corporation as of August 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2008. We also have audited Pure Cycle Corporation’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pure Cycle Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation as of August 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Pure Cycle Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ GHP HORWATH, P.C.
Denver, Colorado
November   13, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors
Pure Cycle Corporation:
We have audited the accompanying statements of operations, stockholders’ equity, and cash flows of Pure Cycle Corporation (the “Company”) for the year ended August 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Pure Cycle Corporation for the year ended August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2, effective September 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R) “Share—Based Payment.”
/s/ Anton Collins Mitchell LLP
Denver, Colorado
November 10, 2006

PURE CYCLE CORPORATION
BALANCE SHEETS

	August 31,
	2008	2007
ASSETS:
Current assets:
Cash and cash equivalents	$5,238,973	$6,095,075
Marketable securities	—	799,802
Trade accounts receivable	71,401	70,217
Interest receivable	—	11,585
Prepaid expenses	127,018	246,968
Current portion of construction proceeds receivable	64,783	64,783

Total current assets	5,502,175	7,288,430

Investments in water and water systems, net	103,346,623	103,248,427

Construction proceeds receivable, less current portion	467,102	792,719
Note receivable — Rangeview Metropolitan District, including accrued interest	494,799	475,734
Assets held for sale	77,940	77,940
Investment in Well Enhancement and Recovery Systems, LLC	2,759	4,431
Property and equipment, net	8,005	4,210

Total assets	$109,899,403	$111,891,891

LIABILITIES:
Current liabilities:
Accounts payable	$37,585	$15,056
Accrued liabilities	70,478	85,919
Deferred revenues	55,800	55,800
Current debt — related party	—	26,542

Total current liabilities	163,863	183,317

Deferred revenues, less current portion	1,501,910	1,557,711
Participating Interests in Export Water Supply	1,217,876	2,851,037
Tap Participation Fee payable to HP A&M, net of $54.6 million and $55.1 million discount	53,848,000	49,455,000

Total liabilities	56,731,649	54,047,065

Commitments and Contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock:
Par value $.001 per share, 25 million shares authorized; Series B — 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 20,206,566 and 19,995,338 shares outstanding	67,360	67,512
Additional paid-in capital	91,928,398	91,650,897
Treasury stock, at cost, 0 and 256,800 shares of common stock	—	(1,979,447)
Accumulated comprehensive income	—	7,168
Accumulated deficit	(38,828,437)	(31,901,737)

Total stockholders’ equity	53,167,754	57,844,826

Total liabilities and stockholders’ equity	$109,899,403	$111,891,891

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS

	For the Years Ended August 31,
	2008	2007	2006
Revenues:
Metered water usage	$159,649	$149,539	$163,560
Wastewater treatment fees	66,976	60,335	59,008
Special facility funding recognized	41,508	41,508	3,494
Water tap fees recognized	14,296	14,294	1,191
Sky Ranch options	—	—	44,416

Total revenues	282,429	265,676	271,669

Expenses:
Water service operations	(58,576)	(54,631)	(48,508)
Wastewater service operations	(18,925)	(22,817)	(17,312)
Depletion and depreciation	(88,511)	(87,739)	(8,078)

Total cost of revenues	(166,012)	(165,187)	(73,898)

Gross margin	116,417	100,489	197,771

General and administrative expenses	(2,316,291)	(2,476,462)	(1,544,516)
Depreciation	(292,778)	(278,360)	(12,004)

Operating loss	(2,492,652)	(2,654,333)	(1,358,749)

Other income (expense):
Interest income	283,590	155,712	190,987
(Loss) gain on extinguishment of contingent obligations and debt	(273,723)	271,127	390,866
(Loss) gain on sale of assets	(270)	17,927	—
(Loss) gain on sales of marketable securities	(1,973)	142	10,414
Share of losses of Well Enhancement and Recovery Systems, LLC	(48,672)	(35,569)	—
Interest imputed on the Tap Participation Fees payable to HP A&M	(4,393,000)	(4,669,742)	—
Interest expense — related parties	—	—	(7,120)
Interest expense	—	—	(19,258)

Net loss	$(6,926,700)	$(6,914,736)	$(792,860)

Net loss per common share — basic and diluted	$(0.34)	$(0.37)	$(0.05)

Weighted average common shares outstanding — basic and diluted	20,188,675	18,589,737	14,693,585

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY

							Additional	Accumulated
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Total
August 31, 2005 balance:	432,513	$433	14,329,981	$47,770	(73,154)	$(554,939)	$40,050,159	$3,453	$(24,194,141)	$15,352,735
Related party debt extinguishment gain	—	—	—	—	—	—	363,208	—	—	363,208
CAA acquired and debt extinguished	—	—	242,169	807	—	—	2,127,389	—	—	2,128,196
Arkansas River water acquisition	—	—	3,000,000	10,000	—	—	36,230,000	—	—	36,240,000
Warrants exercised	—	—	15,520	52	—	—	27,884	—	—	27,936
Stock options exercised	—	—	891,443	2,973	(57,125)	(454,595)	1,601,624	—	—	1,150,002
Stock based compensation	—	—	—	—	—	—	209,611	—	—	209,611
Unrealized loss on investments	—	—	—	—	—	—	—	(14,107)	—	(14,107)
Net loss	—	—	—	—	—	—	—	—	(792,860)	(792,860)

Comprehensive loss										(806,967)

August 31, 2006 balance:	432,513	433	18,479,113	61,602	(130,279)	(1,009,534)	80,609,875	(10,654)	(24,987,001)	54,664,721
CAA acquired	—	—	—	—	—	—	765,071	—	—	765,071
Equity offering (net of $275,000 expenses)	—	—	1,200,000	4,000	—	—	9,020,608	—	—	9,024,608
Stock options exercised	—	—	538,836	1,796	(126,521)	(969,913)	968,117	—	—	—
Restricted stock grant	—	—	34,189	114	—	—	(114)	—	—	—
Stock based compensation	—	—	—	—	—	—	287,340	—	—	287,340
Unrealized gain on investments	—	—	—	—	—	—	—	17,822	—	17,822
Net loss	—	—	—	—	—	—	—	—	(6,914,736)	(6,914,736)

Comprehensive loss		—								(6,896,914)

August 31, 2007 balance:	432,513	433	20,252,138	67,512	(256,800)	(1,979,447)	91,650,897	7,168	(31,901,737)	57,844,826
CAA acquired	—	—	211,228	704	—	—	1,904,573	—	—	1,905,277
Retirement of treasury stock	—	—	(256,800)	(856)	256,800	1,979,447	(1,978,591)	—	—	—
Stock based compensation	—	—	—	—	—	—	351,519	—	—	351,519
Unrealized loss on investments	—	—	—	—	—	—	—	(7,168)	—	(7,168)
Net loss	—	—	—	—	—	—	—	—	(6,926,700)	(6,926,700)

Comprehensive loss										(6,933,868)

August 31, 2008 balance:	432,513	$433	20,206,566	$67,360	—	$—	$91,928,398	$—	$(38,828,437)	$53,167,754

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS

	For the Years Ended August 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(6,926,700)	$(6,914,736)	$(792,860)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest on Tap Participation Fees payable to HP A&M	4,393,000	4,669,742	—
Depreciation, depletion and other non-cash items	382,648	368,960	20,082
Stock based compensation expense included with general and administrative expenses	351,519	287,340	209,611
Loss (gain) on extinguishment of contingent obligations and debt	273,723	(271,127)	(390,866)
Share of losses of Well Enhancement and Recovery Systems, LLC	48,672	35,569	—
Loss (gain) on sales of marketable securities	1,973	(142)	(10,414)
Loss (gain) on sale of fixed assets	270	(17,927)	—
Interest added to note receivable — Rangeview Metropolitan District	(19,065)	(23,504)	(21,508)
Interest added to construction proceeds receivable	(30,906)	(49,877)	—
Interest accrued on long-term debt — related parties	—	—	7,120
Interest accrued on long-term debt	—	—	19,258
Changes in operating assets and liabilities:
Export water proceeds to be remitted to escrow agent	—	—	174,890
Trade accounts receivable	(1,184)	(4,797)	(15,361)
Interest receivable and prepaid expenses	131,535	(170,849)	(27,250)
Construction proceeds receivable	150,518	57,330	—
Accounts payable and accrued liabilities	7,088	(223,271)	19,957
Deferred revenues	(55,801)	(55,804)	39,754

Net cash used for operating activities	(1,292,710)	(2,313,093)	(767,587)

Cash flows from investing activities:
Sales and maturities of marketable securities	790,661	1,955,669	4,833,174
Sale of LAWMA shares	—	849,742	—
Sale of property and equipment	1,000	19,250	—
Purchase of property and equipment	(7,547)	(3,003)	(2,781)
Capitalized acquisition costs	—	(37,600)	(173,110)
Investment in Well Enhancement and Recovery Systems LLC	(47,000)	(40,000)	—
Investments in water and water systems	(270,998)	(46,983)	(2,411,746)
Purchase of marketable securities	—	(208,101)	(3,885,238)

Net cash provided (used) by investing activities	466,116	2,488,974	(1,639,701)

Cash flows from financing activities:
Proceeds from the sale of common and preferred stock, net	—	9,024,608	1,177,938
Payments to contingent liability holders	(2,966)	(4,516)	(174,890)
Tap Participation Fee payments to HP A&M	—	(849,742)	—
Payments to purchase contingent liabilities	—	(2,625,225)	—
Payments on long-term debt — related parties	(26,542)	—	(195,573)

Net cash (used) provided by financing activities	(29,508)	5,545,125	807,475

Net change in cash and cash equivalents	(856,102)	5,721,006	(1,599,813)
Cash and cash equivalents — beginning of year	6,095,075	374,069	1,973,882

Cash and cash equivalents — end of year	$5,238,973	$6,095,075	$374,069

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008, 2007 AND 2006
NOTE 1: ORGANIZATION
Pure Cycle Corporation (the “Company”) was incorporated in Delaware in 1976 and reincorporated in Colorado in 2008. The Company owns water assets in the Denver, Colorado metropolitan area, in the Arkansas River Valley in southern Colorado, and on the western slope of Colorado. The Company is currently using its water assets located in the Denver metropolitan area to provide water and wastewater services to customers located in the Denver metropolitan area.
The Company provides a full line of water and wastewater services which includes designing and constructing water and wastewater systems as well as operating and maintaining such systems. The Company’s business focus is to provide water and wastewater service to customers throughout the Denver metropolitan area as well as along the Colorado Front Range.
With approximately $5.2 million of cash and cash equivalents, $5.3 million of working capital and an open shelf registration statement allowing the Company to sell up to approximately $5.7 million of stock, at August 31, 2008, the Company believes it has sufficient working capital and financing sources to fund its operations for at least the next year. However, there can be no assurance that the Company will be successful in marketing its water on terms that are acceptable to the Company. The Company’s ability to generate working capital from its water and wastewater projects is dependent on its ability to successfully market the water, or in the event it is unsuccessful, to sell the underlying water assets. In the event increased sales are not achieved or the Company is unable to sell its water assets at a sufficient level, the Company may have to issue additional short or long-term debt or seek to sell additional shares of the Company’s common or preferred stock to generate sufficient working capital.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
The Company generates revenues mainly from three sources:
(i)	water and wastewater tap fees,

(ii)	construction fees, and

(iii)	monthly water usage fees and wastewater service fees.
Each of the items above is typically included in a single contract with the Company’s customers. Emerging Issues Task Force Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), governs how to identify when goods or services, or both, that are separately delivered but included in a single sales arrangement should be accounted for separately. Therefore, in accordance with EITF 00-21, the Company accounts for each of the items addressed in its service agreements separately.
Tap and Construction Fees. Proceeds from tap fees and construction fees are deferred upon receipt and recognized in income either upon completion of construction of infrastructure or ratably over time, which is based on whether or not the Company owns the infrastructure constructed with the proceeds.
Tap and construction fees derived from agreements in which the customer will own the assets constructed with the fees (for example the assets constructed for use on the Lowry Range pursuant to the Company’s service agreement with the Rangeview Metropolitan District (the “District”)) are recognized in accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts, whereby the Company recognizes revenue and costs of construction using the percentage-of-completion method.
Tap and construction fees derived from agreements for which the Company will own the infrastructure (for example the assets constructed for use at the Arapahoe County Fairgrounds (the “Fairgrounds”) – also referred to a “Special Facilities funding”) are recognized in accordance with Staff Accounting Bulletin No. 104 Revenue Recognition (“SAB 104”), whereby the up-front fees are recognized ratably over the estimated service life of the facilities constructed, starting at completion of construction.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008, 2007 AND 2006
The Company recognized approximately $14,300, $14,300 and $1,200 of water tap fee revenues in fiscal 2008, 2007 and 2006, respectively, related to the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”) entered into in August 2005. In accordance with SAB 104 and Accounting Principles Generally Accepted in the United States of America (“GAAP”), the Company began recognizing the water tap fees as revenue ratably over the estimated service period upon completion of the Wholesale Facilities in its fiscal 2006. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the Comprehensive Amendment Agreement No. 1 (the “CAA”) as further described in Note 5 below.
The Company recognized approximately $41,500, $41,500 and $3,500 of Special Facilities funding as revenue in fiscal 2008, 2007 and 2006, respectively. This is the ratable portion of the Special Facilities funding proceeds from the County pursuant to the County Agreement as more fully described in Note 3 below.
As of August 31, 2008, the Company has deferred recognition of approximately $1.6 million of tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated life of the assets constructed with the construction proceeds as described above.
Monthly Usage and Service Fees. The Company recognizes water usage revenues upon delivering water to its customers. The water revenues recognized by the Company are shown net of royalties to the Land Board and the District, as applicable.
The Company recognizes wastewater processing revenues monthly based on flat fees assessed per single family equivalent (“SFE”) unit served. An SFE is the amount of water required each year by a family of four persons living in a single family house on a standard sized lot which is equivalent to the use of approximately 0.4 acre-feet of water per year. The monthly wastewater service fees are shown net of royalties to the District.
The Company recognized approximately $159,600, $149,500 and $163,600 of water usage revenues in fiscal 2008, 2007 and 2006, respectively. The Company recognized approximately $67,000, $60,300 and $59,000 of wastewater revenues in fiscal 2008, 2007 and 2006, respectively.
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
Financial Instruments – Concentration of Credit Risk and Fair Value
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and investments in marketable securities. The Company places its cash equivalents and investments with a high quality financial institution. At various times throughout fiscal 2008, cash deposits have exceeded federally insured limits. The Company invests its excess cash primarily in money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008, 2007 AND 2006
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
Cash Flows
The Company did not pay any interest or income taxes during the three years ended August 31, 2008.
Marketable Securities
All marketable securities held by the Company matured or were sold during the year ended August 31, 2008. The funds were transferred to other temporary investments with original maturities of three months or less and are included in cash and cash equivalents on the balance sheet as of August 31, 2008.
The following is a summary of marketable securities at August 31, 2007 — this table is not presented as of August 31, 2008, because the Company no longer has any investments in marketable securities:

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

For the years ended August 31, 2008, 2007 and 2006 gross realized gains totaled approximately $2,000, $100 and $10,400, respectively.
Accounts receivable
The Company records accounts receivable net of allowances for uncollectible accounts (none as of August 31, 2008 or 2007). Any allowance for uncollectible accounts would be determined based on specific review of past due accounts.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the eventual use of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes there are no impairments in the carrying amounts of its long-lived assets at August 31, 2008.
Water and Wastewater Systems
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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008, 2007 AND 2006
Depletion and Depreciation of Water Assets
The Company depletes its water assets that are being utilized on the basis of units produced divided by the total volume of water adjudicated in the water decrees. Water systems are depreciated on a straight line basis over their estimated useful lives of 30 years.
Share-based Compensation
Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) and selected the modified prospective method to initially report stock-based compensation expense in the financial statements.  Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award using the straight-line method. Prior to adoption of SFAS No. 123(R), the Company provided the disclosures required under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Pursuant to APB 25, no expense was recognized in the financial statements unless the exercise price of the option was lower than the quoted market price on the date of grant.
In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R), which the Company has applied in its adoption of SFAS 123(R).
On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options during the years ended August 31, 2008 and 2007 had no impact on the income tax provisions.
Stock-based compensation expense recognized under SFAS 123(R) for the years ended August 31, 2008, 2007 and 2006, was approximately $351,500, $287,300 and $209,600, respectively.
Income Taxes
On September 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, providing guidance on the accounting for interest and penalties relating to tax positions and requires that the cumulative effect of applying the provisions of FIN 48 be reported as an adjustment to the opening balance sheet of retained earnings or other appropriate components of equity or net assets in the statement of financial position. The Company did not have any significant unrecognized tax benefits and there was no material effect on its financial condition or results of operations as a result of implementing FIN 48.
The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2005 through fiscal 2008. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008, 2007 AND 2006
Accumulated Comprehensive Income (Loss)
In addition to net loss, comprehensive loss includes the unrecognized changes in the fair value of marketable securities that are classified as available-for-sale as noted in the following table:

	Years Ended August 31,
	2008	2007	2006
Net loss	$(6,926,700)	$(6,914,736)	$(792,860)
Unrealized (loss) gain on marketable securities	(7,168)	17,822	(14,107)

Comprehensive loss	$(6,933,868)	$(6,896,914)	$(806,967)

Prior to August 31, 2008, the Company had marketable securities that were recorded as available-for-sale and therefore any unrecognized changes in the fair value of these marketable securities was included as a component of other comprehensive income. During fiscal 2008, all of the Company’s marketable securities either matured or were sold and the Company invested these funds in cash equivalent accounts and not available-for-sale securities. Therefore after the sale / maturity date of the available-for-sale securities the only items included in comprehensive income is the Company’s net loss.
Loss per Common Share
Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 155,092, 140,092, and 661,428 common share equivalents as of August 31, 2008, 2007 and 2006, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.
Recently Issued Accounting Pronouncements
The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. In the case where it is determined that a new accounting pronouncement effects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. New pronouncements assessed by the Company this recently are discussed below:
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not believe that the provisions of SFAS No. 162 will have a material impact on its financial statements.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which requires assets or liabilities to be carried at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are limited to, accounts receivable, accounts payable, and issued debt. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007 (September 1, 2008 for the Company). The Company is currently evaluating the impact of this standard on its financial statements.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008, 2007 AND 2006
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
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.
NOTE 3: WATER ASSETS
The Company’s water and water systems consist of the following costs and accumulated depreciation and depletion as of August 31:

	2008		2007
		Accumulated		Accumulated
		Depreciation		Depreciation
	Costs	and Depletion	Costs	and Depletion
Arkansas River Valley assets	$81,232,769	$(544,126)	$81,234,547	$(265,466)
Rangeview water supply	14,192,298	(5,034)	13,949,036	(4,408)
Rangeview water system	167,720	(46,785)	167,720	(38,032)
Paradise water supply	5,528,818	—	5,525,017	—
Fairgrounds water and water system	2,899,863	(182,252)	2,669,924	(94,325)
Sky Ranch water supply	100,000	—	100,000	—
Water supply — other	5,307	(1,955)	5,307	(893)

Totals	104,126,775	(780,152)	103,651,551	(403,124)

Net investments in water and water systems	$103,346,623		$103,248,427

Depletion and Depreciation
The Company recorded approximately $600, $600 and $900 of depletion charges in fiscal 2008, 2007 and 2006, respectively. This related entirely to the use of the Rangeview Water Supply. No depletion is taken against the Arkansas River water, the Paradise Water Supply or Sky Ranch Water Supply because these assets have not been placed into service as of August 31, 2008.
The Company recorded approximately $380,700, $365,500 and $19,200 of depreciation expense in fiscal 2008, 2007 and 2006, respectively.
Arkansas River Valley Assets
Arkansas River Water. The Company owns approximately 60,000 acre-feet of senior water rights in the Arkansas River and its tributaries. The Company anticipates that of this, approximately 40,000 acre-feet will be available for non-agricultural uses along the front range of Colorado sometime in the future. The Company acquired its Arkansas River Valley assets from High Plains A&M LLC (“HP A&M”) pursuant to an Asset Purchase Agreement (the “Arkansas River Agreement”) entered into on August 30, 2006. The Company acquired the Arkansas River Water Rights to enhance and better balance its water portfolio by increasing its rights to senior surface water which is being demanded by developers, cities and municipalities throughout the Colorado Front Range, and to increase its inventory of water and capacity to serve additional customers.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008, 2007 AND 2006
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
The $81.2 million of capitalized costs represents the estimated value of the consideration paid to HP A&M as of August 31, 2006 because the value of the consideration was deemed more reliable than the value of the acquired assets at the date of acquisition. The consideration paid is comprised of equity (3.0 million shares of the Company’s common stock) and the Tap Participation Fee (described in Note 7 below). Because the estimated value of the consideration paid was less than the total estimated fair value of the assets acquired by the Company, the relative values assigned to the assets were ratably reduced.
Land. Currently the Arkansas River water owned by the Company is being used for agricultural purposes on the 80 properties the Company owns (approximately 17,500 acres). Approximately 60 of the properties are subject to promissory notes maintained by the seller as further described in Note 7. The land is located in the counties of Bent, Otero and Prowers in Southern Colorado. Each of the properties is subject to operating leases (which expire at various dates through 2010) which the Company assumed title to effective with the closing. Pursuant to a property management agreement (described below) between HP A&M and the Company, HP A&M will manage the leases for a period of five years (through August 31, 2011) and will receive all lease payments from the lessees as a management fee. Because the Company does not have the risk of loss associated with the leases (HP A&M’s management fee is equal to the lease income for the next five years, and contractually HP A&M has the risk of loss on the leases), in accordance with Emerging Issues Task Force No. 99-19 Reporting Revenue Gross as Principal versus Net as an Agent, the lease income and management fees are reflected on a net revenue basis throughout the term of the management agreement. The Company also owns certain contract rights, tangible personal property, mineral rights, and other water interests related to the Arkansas River water and land.
The Company and HP A&M entered into a five year property management agreement, pursuant to which, HP A&M holds the right to pursue leasing of the land and Arkansas River water to interested parties. All lease income associated with leasing the land and Arkansas River water, together with all costs associated with these activities including but not limited to, overhead obligations, real property taxes, and personnel costs, are the sole opportunity and obligation of HP A&M.
Fort Lyon Canal Company (“FLCC”) Shares. The water rights are represented by over 21,600 shares of the FLCC, which is a non-profit mutual ditch company established in the 1800’s that operates and maintains the 110 mile Fort Lyon Canal between La Junta, Colorado and Lamar, Colorado. The shares in the FLCC represent the amount of water the Company owns in the Fort Lyon Canal.
Pursuant to the Arkansas River Agreement, the Company pledged to HP A&M: (i) one-half of the shares of FLCC purchased by the Company, (ii) all shares of FLCC hereafter issued to the Company by means of any dividend or distribution in respect of the shares pledged hereunder (together with the shares identified in (i), the “Company’s Pledged Shares”), (iii) the certificates representing the Company’s Pledged Shares, (iv) the land associated with the water represented by the Company’s Pledged Shares, and (v) all rights to money or property which the Company now has or hereafter acquires in respect of the Company’s Pledged Shares. This pledge agreement will terminate upon payment of the Tap Participation Fee.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008, 2007 AND 2006
Sale of irrigation well. During the year ended August 31, 2008, the Company sold an irrigation well for $1,000. At August 31, 2008, the carrying value of this well was $1,270, which resulted in a loss on sale of $270, which is reflected in the accompanying Statement of Operations.
Lower Arkansas Water Management Association (“LAWMA”) Shares. During the year ended August 31, 2007, the Company sold 509 LAMWA shares for approximately $849,700. See Note 7 below for details on how this impacted the Tap Participation Fee. Because the LAWMA shares were sold at their allocated fair value, the Company did not recognize any gain or loss on the transaction.
As of August 31, 2008, the Company owns 45 remaining LAWMA shares valued at approximately $77,900, which are valued based on the sales value of the 509 LAWMA shares sold. Because the Company plans to dispose of these LAWMA shares, pursuant to SFAS 144, Accounting for the Impairment of Long-Lived Assets, the net book value of the remaining LAWMA shares has been reflected on the balance sheet as held for sale. The LAWMA shares are not currently being depleted. Management continues to evaluate offers and believes that the estimated selling price less estimated cost to sell equals or exceeds the net book value of the LAWMA shares remaining and therefore there is no impairment loss.
Non-Solicitation Agreement. Pursuant to the Arkansas River Agreement, each of the owners of HP A&M agreed, for three years (i) not to solicit the Company’s customers or potential customers to provide water in the Company’s service areas or potential service areas, (ii) not to solicit employees of the Company, (iii) not to engage in certain activities competitive with the Company and (iv) not to engage in the purchase of water or water rights without first offering such water or water rights to the Company.
Rangeview Water Supply and Water System
The Rangeview Water Supply consists of 26,700 acre-feet and is a combination of tributary surface water and storage rights and nontributary groundwater rights associated with the Lowry Range, a 27,000 acre property owned by the Land Board, which is located approximately 15 miles southeast of Denver. The $14.4 million of capitalized costs represents the costs of assets acquired or facilities constructed to extend water service to customers located on and off the Lowry Range. The recorded costs of the Rangeview Water Supply includes payments to the sellers of the Rangeview Water Supply, design and construction costs and certain direct costs related to improvements to the asset including legal and engineering fees.
The Company acquired the Rangeview Water Supply beginning in 1996 when:
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

The Rangeview Water Agreements require 15,050 acre-feet of the total 26,700 acre-feet be used specifically on the Lowry Range, which the Company has the exclusive rights to use. The Rangeview Water Agreements also provide for the Company to use surface reservoir storage capacity in providing water service to customers both on and off the Lowry Range. The Company owns the rights to use the remaining 11,650 acre-feet of non-tributary groundwater, which can be exported off the Lowry Range to serve area users (referred to as “Export Water”). The Company also has the option with the Land Board to exchange an aggregate gross volume of 165,000 acre-feet of groundwater for 1,650 acre-feet per year of adjudicated surface water.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008, 2007 AND 2006
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
The Company delivered approximately 42.8, 44.4 million and 56.6 million gallons of water to customers on the Lowry Range in fiscal 2008, 2007 and 2006, respectively.
Paradise Water Supply
In 1987, the Company acquired water, water wells, and related assets from Paradise Oil, Water and Land Development, Inc., which constitute the Paradise Water Supply. The $5.5 million of capitalized costs includes costs to acquire the Paradise water supply, as well as certain direct legal and engineering costs relating to improvements to the asset. The Paradise Water Supply includes 70,000 acre-feet of conditionally decreed tributary Colorado River water, a right-of-way permit from the United States Department of the Interior, Bureau of Land Management, for the construction of a 70,000 acre-foot dam and reservoir across federal lands, and four unrelated water wells.
Every six years the Paradise Water Supply is subject to a Finding of Reasonable Diligence review by the water court and the State Engineer to determine if the Company is diligently pursuing the development of the water rights. During fiscal 2005, the water court began the latest review, which the Company received its official Finding of Due Diligence in August 2008. During the diligence review, the Company received objections from two parties to its Paradise Water rights. The Company and the objectors reached an agreement on the objections, which resulted in the Company receiving its finding of due diligence. The agreement with the objectors called for the Company to, among others, perform the following during the next six years: (i) acknowledge that the Company is required to use its Paradise Water within the geographical boundaries of the Colorado River Water Conservation District; (ii) investigate reservoir sites that are not located directly on the main channel of the Colorado River and proceed with filings with the Colorado Water Court to change the location of the reservoir sight; and (iii) identify specific end uses and users of the Paradise Water.
Arapahoe County Fairgrounds Agreement for Water Service
The Company owns approximately 321 acre-feet of groundwater purchased pursuant to the County Agreement. The Company plans to use this water in conjunction with its Rangeview Water Rights in providing water to areas outside the Lowry Range. The $2.9 million of capitalized costs includes the costs to construct various Wholesale and Special Facilities, including a new deep water well, a 500,000 gallon water tank and pipelines to transport water to the Fairgrounds.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008, 2007 AND 2006
Pursuant to the County Agreement, the County has or will pay the Company the following:
(i)
In August 2006, the County purchased water taps for 38.5 SFEs for $567,490, or $14,740 per tap, which was used to construct the Wholesale Facilities. This was paid by the County in August 2005, as follows:

a.	A cash payment of approximately $514,600, and

b.	The transfer of rights to 27 acre-feet of dedicated groundwater valued at approximately $52,900.
(ii)	The County agreed to provide funding of approximately $1,245,200 for the Special Facilities. This is being paid by the County as follows:
a.	An initial cash payment of approximately $397,000, which was paid in August 2005,

b.
The transfer of approximately 294 acre-feet of water, valued at approximately $206,000, with a cash payment of approximately $34,100, received in August 2008 (this was initially 336 acre-feet of water valued at approximately $240,100 with no additional cash payment, see discussion of the amendment to the County Agreement below),

c.	The balance of approximately $607,900 in monthly payments over 10 years (including interest at 6% per annum).
Since the Company is utilizing Export Water to provide water service to the Fairgrounds, the sale of the water taps generated a royalty payment to the Land Board of $34,522. The agreement with the Land Board requires royalty payments on Export Water sales based on net revenues, which are defined as proceeds from the sale of Export Water less direct and indirect costs, including reasonable overhead charges, associated with the withdrawal, treatment and delivery of Export Water. Based on this, in September 2005, the Company made the required $34,522 royalty payment to the Land Board, which is 10% of the net tap fees received from the County.
In addition, tap fees under service agreements in which Export Water will be utilized are subject to the CAA, which is described in more detail in Note 5 below. Net tap fees subject to the CAA totaled $532,968, which were the tap fees received from the County less the $34,522 Land Board royalty. The $532,968 was distributed by the escrow agent as required by the CAA in September 2005. Based on the CAA positions held by the Company at the time, the Company received $373,078, or 70%, of the distribution and external parties received $159,890, or 30%.
The tap fees retained by the Company were used to fund construction of the Wholesale Facilities required to extend water service to the Fairgrounds. In July 2006 the Company completed construction of the Wholesale Facilities and in accordance with SAB 104 began ratably recognizing $428,000 of tap fees in income. The $428,000 is comprised of the tap fees received by the Company of $567,490, decreased by (i) royalties to the Land Board of $34,522; and (ii) 65% of the total payments made to external CAA holders (which is more fully described in Note 5 below) or $104,136. For the years ended August 31, 2008, 2007 and 2006, the Company recognized approximately $14,300, $14,300 and $1,200 of tap fee revenue, respectively.
The total construction funding of $1.25 million is deferred and will be recognized as revenue over the expected service period, which is also the estimated useful life of the Special Facilities constructed with the funds. During the years ended August 31, 2008, 2007 and 2006, the Company recognized approximately $41,500, $41,500 and $3,500 of Special Facilities revenue, respectively.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008, 2007 AND 2006
Amendment to the County Agreement. Because the County had not transferred the 336 acre-feet of groundwater to the Company as required in the County Agreement, the County was making interest payments to the Company totaling $600 per month until such time as the required water rights transfer was made. In August 2008, the Company and the County entered into Amendment No. 1 to Agreement For Water Service (the “County Amendment”), whereby the County transferred to the Company 294 acre-feet of water valued at approximately $206,000, and made a cash payment of approximately $34,100. The County Amendment was necessary because prior to the signing of the County Agreement, some of the water rights to be transferred to the Company had previously been adjudicated to another party. As a result, the acre-feet to be transferred from the County to the Company were reduced from 336 acre-feet to approximately 294 acre-feet. As a result of the reduction in the acre-feet transferred to the Company, the County made an additional cash payment of approximately $34,100 in August 2008. As a result of the transfer of the water rights and the cash payment, the County will no longer make the required $600 monthly interest payments to the Company. The value of the water rights was included in the Construction proceeds receivable account on the accompanying balance sheet until the transfer, and then $206,000 was capitalized as part of the investment in Arapahoe County water.
Sky Ranch Water Supply and Water Service Agreements
The Company owns approximately 89 acre-feet of water located beneath Sky Ranch together with the right to purchase an additional 671 acre-feet of water (for a total of 760 acre-feet), which will be used to provide water service to the initial 1,500 taps purchased at Sky Ranch. The $100,000 of capitalized costs is comprised of the cash payments made to the developer of Sky Ranch to acquire the 89 acre-feet of water rights.
The Company acquired these water rights pursuant to the October 31, 2003, and May 14, 2004 Water Service Agreements (collectively the “Sky Ranch Agreements”) with the developer of Sky Ranch, an approximately 950 acre property located 4 miles north of the Lowry Range. Pursuant to the Sky Ranch Agreements, if the project commences, the Company will provide water service to the homes, businesses, schools and other developments that are expected to be built at Sky Ranch, which could include service to up to 4,850 SFEs.
As reported in the Company’s Interim Reports on Form 10-Q throughout 2008, the developer of Sky Ranch has filed for bankruptcy protection, therefore, the status of the Sky Ranch Agreements is uncertain as of the date of this filing. The Sky Ranch Agreements could be rejected in the bankruptcy. Alternatively the Company may need to renegotiate the Sky Ranch Agreements with whomever the developer of the property may be and the result of those negotiations could result in significantly different terms than those in the Sky Ranch Agreements. As of the date of this filing, the Company has not received any payments for tap purchases from the developer and has no information on if or when development of the project will occur or when the purchasing of water taps will begin.
As part of the Sky Ranch Agreements, the developer is required to dedicate approximately 537 acre-feet of water to the Company in exchange for a $3,400 per tap credit for the first 767 water taps purchased. Additionally, pursuant to the Sky Ranch Agreements, the developer is required to pay the Company $3.41 million for the construction of certain Special Facilities required to extend service to Sky Ranch. As of August 31, 2008, none of this water has been dedicated to the Company because Sky Ranch has not yet purchased any water taps, and construction of the Special Facilities has not occurred so therefore none of the $3.41 million for construction of the Special Facilities has been paid.
The Company also entered into a five year groundwater purchase agreement with Sky Ranch to acquire the 223 acre-feet of Denver Aquifer groundwater located at Sky Ranch for payments totaling $250,000. As of the date of this filing, the Company has acquired 40% of this water, or 89.2 acre-feet for payments totaling $100,000. The 89.2 acre-feet of water acquired from Sky Ranch does not have to be used at Sky Ranch. Instead, at the discretion of the Company, it can be used throughout the Company’s service area. Due to the developer’s bankruptcy filing, the Company has not been able to complete the acquisition of the final 60% of the groundwater located at Sky Ranch and the Company is unsure if it will be able to complete the acquisition of the remaining groundwater.
If Sky Ranch is developed, the Company plans to initially develop the 760 acre-feet of water beneath the Sky Ranch property. This water is sufficient to provide water service to approximately 1,500 taps. Any taps purchased by Sky Ranch in excess of 1,500 will be serviced utilizing Export Water and are subject to royalty payments to the Land Board and payments to the CAA holders.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008, 2007 AND 2006
The Sky Ranch Agreements granted the developer two options to use a combined 1,200 acre-feet of Export Water per year at Sky Ranch after a defined number of taps have been purchased for use at Sky Ranch. The two options were to be paid in annual installments of $50,000 over five years (the “Sky Ranch Option”), and $10,400 over five years (the “Hills Option”), respectively. Installment payments received before the options are exercised or expire will not be refunded and are deferred and recognized into income ratably until the next installment payment is due.
In fiscal 2005 and 2004, the developer remitted the first two $50,000 payments for the Sky Ranch Option which were both distributed in order of priority to the CAA holders. In February 2005, the developer remitted the first payment for the $10,400 Hills Option which was distributed in order of priority to the CAA holders. As of August 31, 2008, the developer of Sky Ranch has not remitted the payments for the Sky Ranch Option or the Hills Option due in our fiscal 2008, 2007 or 2006, and therefore the payments are past due. Notwithstanding Sky Ranch being in default on its payments, the Sky Ranch Agreements remain in effect. Continued default by Sky Ranch on these payments for Export Water places the Sky Ranch development at risk of not being able to use the Company’s Export Water to service development in excess of the 1,500 single family units.
The Company has dedicated approximately 1,200 acre-feet, or 10%, of the Export Water supply (which is about 4.5% of the Company’s overall Rangeview Water Supply) for this project under the Sky Ranch options.
NOTE 4: INVESTMENT IN WELL ENHANCEMENT AND RECOVERY SYSTEMS, LLC
Effective January 30, 2007, the Company entered into an Operating Agreement with Energy Technologies, Inc. and Hydro Resources Holdings, Inc. (collectively the Company, Energy Technologies, Inc. and Hydro Resources Holdings, Inc. are referred to as the “LLC Owners”) to form Well Enhancement and Recovery Systems, LLC (“Well Enhancement LLC”). Well Enhancement LLC was established to develop a proprietary new deep water well enhancement tool which the LLC Owners believe will increase the efficiency of deep water wells in the Denver metropolitan area. Each of the LLC Owners holds a 1/3 interest in Well Enhancement LLC. The president of the Company acts as the manager of Well Enhancement LLC.
The Company accounts for its investment in Well Enhancement LLC under the equity method pursuant to Accounting Principles Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock (as amended) and Emerging Issues Task Force Issue No. 03-16 Accounting for Investments in Limited Liability Companies. As of August 31, 2008, the Company’s Investment in Well Enhancement and Recovery Systems, LLC account on its balance sheet includes $87,000 of capital contributions made to date by the Company and its 1/3rd share of the approximately $252,700 of net losses of Well Enhancement LLC, inception through August 31, 2008. As of August 31, 2008, Well Enhancement LLC’s assets and liabilities consisted entirely of approximately $10,700 of cash and approximately $600 of accrued professional fees. For the years ended August 31, 2008 and 2007, Well Enhancement LLC posted net losses of approximately $146,000 and $106,700, respectively. The net losses are primarily a result of research and development costs associated with the design of the well enhancement tool.
NOTE 5: PARTICIPATING INTERESTS IN EXPORT WATER
The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990’s. The acquisition was consummated with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of approximately $11.1 million, which represents the cash the Company received and used to purchase its Export Water Supply. In return, the Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders. In accordance with EITF Issue No 88-18 Sales of Future Revenues, the obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability is not reflected on the Company’s balance sheet because the obligation to pay this is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008, 2007 AND 2006
In recent years, in order to reduce the long term impact of the CAA and provide the Company with additional cash flows to fund operations and pursue other business opportunities that may arise, the Company has repurchased various portions of the CAA obligations in priority.
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
As a result of the CAA acquisitions made in recent years, and due to the sale of Export Water, as detailed in the table below, the total remaining potential third party obligation as of August 31, 2008 is approximately $3.5 million.

	Export Water	Export Water		Participating
	Proceeds	Proceeds to	Total Potential	Interests
	Received	Pure Cycle	Obligation	Liability	Contingency
Original balances	$—	$218,500	$31,807,732	$11,090,630	$20,717,102
Activity from inception until August 31, 2007:
Acquisitions	—	23,398,234	(23,398,234)	(8,158,430)	(15,239,804)
Option payments — Sky Ranch and The Hills at Sky Ranch	110,400	(42,280)	(68,120)	(23,754)	(44,366)
Arapahoe County tap fees *	532,968	(373,078)	(159,890)	(55,754)	(104,136)
Export Water Sale payments	15,810	(11,067)	(4,743)	(1,655)	(3,088)

Balance at August 31, 2007	659,178	23,190,309	8,176,745	2,851,037	5,325,708
Fiscal 2008 activity:
Export Water Sale payments	15,367	(10,757)	(4,610)	(1,608)	(3,002)
Acquisitions	—	4,679,266	(4,679,266)	(1,631,553)	(3,047,713)

Balance at August 31, 2008	$674,545	$27,858,818	$3,492,869	$1,217,876	$2,274,993

*	The Arapahoe County tap fees are less the $34,522 royalty payment to the Land Board.
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
As the proceeds from the sale of Export Water (described below) are received, and the amounts are remitted to the external CAA holders, the Company allocates a ratable percentage of this payment to the principal portion (the Participating Interests in Export Water supply liability account) with the balance of the payment being charged to the contingent obligation portion. The amount allocated to the liability is approximately 35%, which is the percentage the $11.1 million represented of the original total $31.8 million obligation. The remaining portion, or approximately 65%, is allocated to the contingent obligation. The portion allocated to principal will be recorded as a reduction in the Participating Interests in Export Water liability account while the amounts applied to the contingency are recorded on a net revenue basis when funds are received.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008, 2007 AND 2006
NOTE 6: ACCRUED LIABILITIES
At August 31, 2008, the Company had accrued liabilities of approximately $70,500, of which $62,800 was for professional fees with the remainder relating to operating payables. At August 31, 2007, the Company had accrued liabilities of approximately $85,900, of which $79,500 was for professional fees with the remainder relating to operating payables.
NOTE 7: LONG-TERM DEBT
As of August 31, 2008, the Company has no debt with contractual maturity dates. The last note payable the Company had outstanding of $26,542 was paid in full in October 2007 and was non-interest bearing and un-secured.
As further described in Note 5 above, in August 2006 the Company issued 242,169 shares of restricted common stock as consideration for the extinguishment of approximately $896,000 of debt and accrued interest and $4.7 million of CAA interests. The net gain on this transaction was approximately $390,900 which is reflected in the Company’s statement of operations.
The Participating Interest in Export Water supply and the Tap Participation Fees payable to HP A&M are obligations of the Company that have no scheduled maturity dates. Therefore, these liabilities are not disclosed in tabular format. However, the Tap Participation Fee is described below.
Tap Participation Fee
Pursuant to the Arkansas River Agreement, on August 31, 2006, the Company granted HP A&M the right to receive ten percent (10%) of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 40,000 water taps (the “Tap Participation Fee”). The Tap Participation Fee is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the years ended August 31, 2008 and 2007.
The 40,000 figure was reduced to 39,470 at the August 31, 2006 closing date because HP A&M sold certain assets and properties not related to the FLCC shares which were subject to the Arkansas River Agreement and were available for credit against the Tap Participation Fee. The 39,470 figure was reduced to 38,965 during the year ended August 31, 2007, when the Company sold 509 LAMWA shares for approximately $849,700. Pursuant to the Arkansas River Agreement, 100% of the proceeds from the sale of the LAWMA shares were required to be paid to HP A&M, which resulted in a credit to the Tap Participation Fee equivalent to the sale of 505 water taps.
The Tap Participation Fee was valued at approximately $45.6 million at the acquisition date using a discounted cash flow analysis of the projected future payments to HP A&M. The $53.8 million balance at August 31, 2008 includes $9.1 million of imputed interest, recorded using the effective interest method. The Company determined the value of the Tap Participation Fee by estimating new home development in the Company’s service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver, Colorado metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver, Colorado metropolitan area. This development pattern was then applied to future water tap fees that were estimated using historical water tap fees. Based on the declining new home market in the Denver metropolitan area, the Company updated its estimated discounted cash flow analysis at November 30, 2007. An analysis of the value of the tap participation fee was performed by management as of August 31, 2008. Based on the lack of significant changes in the assumptions, no change in the tap participation fee was determined necessary as of August 31, 2008. The November 30, 2007 update resulted in the following changes from the prior year valuation model:
(i)	An increase in the overall future estimated Tap Participation Fee of approximately $3.9 million (from approximately $104.6 million to approximately $108.5 million),

(ii)	A decrease in the imputed effective interest rate from 10% to approximately 8.6% and

(iii)	A decrease in the imputed interest expense for the year ended August 31, 2008 of approximately $702,000.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008, 2007 AND 2006
Actual development may differ substantially from the estimated new home development in the Company’s service area, which may have a material effect on the estimated fair value of the Tap Participation Fee and such differences may have a material impact on the financial statements. The valuation of the Tap Participation Fee is a significant estimate based on available historic market information and estimated future market information. Many factors are necessary to estimate future market conditions, including but not limited to, supply and demand for new homes, population growth along the Front Range, cash flows, tap fee increases at the Company’s rate-base districts, and other market forces beyond the Company’s control.
The Company imputes interest expense on the unpaid Tap Participation Fee using an effective interest method over the estimated development period utilized in the valuation of the liability. The Company imputed interest of approximately $4.4 million, $4.7 million and $0 related to the Tap Participation Fee during fiscal 2008, 2007 and 2006, respectively.
After five years, under circumstances defined in the Arkansas River Agreement, the Tap Participation Fee can increase to 20% of the Company’s tap fees and the number of water taps subject to the Tap Participation Fee would be correspondingly reduced by half. The Tap Participation Fee is subject to acceleration in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.
Promissory Notes Payable by HP A&M
Certain of the properties the Company acquired from HP A&M as described in Note 3 are subject to outstanding promissory notes with principal and accrued interest totaling approximately $12.8 million at August 31, 2008. These promissory notes are secured by deeds of trust on the Properties. The Company did not assume any of these promissory notes and is not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, at the Company’s sole discretion, the Company may make payments pursuant to any or all of the notes and cure any or all of the defaults. If the Company does not cure the defaults, it will lose the properties securing the defaulted notes. If HP A&M defaults on the promissory notes, the Company can foreclose on a defined amount of stock issued to HP A&M and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Because HP A&M would lose such a substantial amount of equity and Tap Participation Fee, and based on the financial stability of HP A&M and its owners and affiliated companies, the probability of HP A&M defaulting on the notes is deemed remote. As far as the Company is aware, as of August 31, 2008, HP A&M has not defaulted on any of the promissory notes.
Because the outstanding notes are collateralized by the Company’s Properties and Arkansas River Water, HP A&M is deemed to be a Variable Interest Entity (“VIE”) as defined by FASB Interpretation No. 46(R) Consolidation of Variable Interest Entities (as amended) (“FIN 46R”). However, because the Company will not absorb any of HP A&M’s expected losses or receive any of HP A&M’s expected gains, the Company is not deemed the “Primary Beneficiary” of HP A&M and therefore is not required to consolidate HP A&M. HP A&M became a VIE to the Company on August 30, 2006 when the Company acquired the Arkansas River Water Rights and Properties subject to the outstanding promissory notes. HP A&M is a holding company that acquires water rights and related properties for investment and sale purposes. If HP A&M were to default on the notes, the Company would lose approximately 60 of the 80 real property interests it acquired and the water rights associated with those Properties, unless the Company cured the notes in default.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008, 2007 AND 2006
NOTE 8: SHAREHOLDERS’ EQUITY
Preferred Stock
The Company’s non-voting Series B Preferred Stock has a preference in liquidation of $1.00 per share less any dividends previously paid. Additionally, the Series B Preferred Stock is redeemable at the discretion of the Company for $1.00 per share less any dividends previously paid. In the event that the Company’s proceeds from sale or disposition of Export Water rights exceed $36,026,232, the Series B Preferred Stock holders will receive the next $432,513 of proceeds in the form of a dividend.
Equity Compensation Plan
The Company maintains the 2004 Incentive Plan (the “Equity Plan”) which was approved by stockholders in April 2004. Executives, eligible employees and non-employee directors are eligible to receive options and restricted stock grants pursuant to the Equity Plan. Under the Equity Plan, options to purchase shares of stock, and restricted stock awards, can be granted with exercise prices and vesting periods determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. As of August 31, 2008, the Company has 1,445,000 shares that can be granted to eligible participants pursuant to the Equity Plan.
Stock-based compensation expense recognized in the Company’s statements of operations for the years ended August 31, 2008, 2007 and 2006, included:
(i)
Compensation expense for share-based payment awards granted prior to, but not yet vested as of, September 1, 2005. The stock-based compensation expense for these options was recognized pursuant to the pro forma provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and

(ii)	Compensation expense for share-based payment awards granted subsequent to September 1, 2005. The stock-based compensation expense for these options was recognized pursuant to SFAS 123(R).
SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) for the pro forma information required under SFAS 123 as well as the compensation expense recorded pursuant to SFAS 123(R). Using the Black-Scholes model, the value of the portion of the award that is ultimately expected to vest is recognized as a period expense over the requisite service period in the statement of operations. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The Company does not expect any forfeiture of its option grants and therefore the compensation expense has not been reduced for estimated forfeitures. No options were forfeited by option holders during the three years ended August 31, 2008. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company attributes the value of stock-based compensation to expense using the straight-line single option method for all options granted. The Company’s determination of the estimated fair value of share-based payment awards pursuant to SFAS 123(R) on the date of grant is affected by the following variables and assumptions:
•	The grant date exercise price — is the closing market price of the Company’s common stock on the date of grant;

•	Estimated option lives — based on historical experience with existing option holders;

•	Estimated dividend rates — based on historical and anticipated dividends over the life of the option;

•	Life of the option — pursuant to the Equity Plan, all option grants have a 10 year life;

•	Risk-free interest rates — with maturities that approximate the expected life of the options granted;

•
Calculated stock price volatility — calculated over the expected life of the options granted, which is calculated based on the weekly closing price of the Company’s common stock over a period equal to the expected life of the option; and

•	Option exercise behaviors — based on actual and projected employee stock option exercises and forfeitures.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008, 2007 AND 2006
During the years ended August 31, 2008 and August 31, 2007, the Company granted the following options to its directors pursuant to the Equity Plan. The stock-based compensation expenses calculated pursuant to SFAS 123(R) for these option grants is being expensed monthly over the vesting period.

Month of option grant	January 2008	August 2008	August 2007	April 2007
Number of options granted	15,000	2,500	5,000	10,000
Number of directors granted options	six	one	one	four
Exercise price	$7.50	$7.64	$7.61	$8.00
Estimated option life (years)	8.0	8.0	8.0	8.0
Estimated dividend and forfeiture rate	0.0%	0.0%	0.0%	0.0%
Weighted-average risk-free interest rate	4.25%	4.75%	4.75%	4.63%
Weighted-average stock price volatility	90.83%	92.50%	92.60%	93.40%
Vesting period	One year from	One year from	50% on 1st	One year from
	grant date	grant date	anniversary	grant date
			50% on 2nd
			anniversary
Approximate SFAS 123(R) fair value	$93,600	$16,100	$32,100	$67,700
No options were exercised during the year ended August 31, 2008.
During the year ended August 31, 2007, the Company issued 538,836 shares of common stock upon the exercise of stock options. The options were exercised at a price of $1.80 per share. The exercise price for the options exercised was paid for by the option holders utilizing 126,521 shares of Company common stock held by the option holders for more than six months with a combined market value at the dates of exercise totaling approximately $969,900, which was recorded as Treasury Stock at the time of exercise (see the Treasury Stock section below).
The following table summarizes the stock option activity for the Equity Plan for the year ended August 31, 2008:

			Weighted-
		Weighted-	Average	Approximate
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Instrinsic
	Options	Price	Term	Value
Outstanding at beginning of period	140,000	$8.60
Granted	15,000	7.50
Exercised	—	—
Forfeited or expired	—	—

Outstanding at August 31, 2008	155,000	$8.50	7.2	*

Options exercisable at August 31, 2008	127,500	$8.60	6.8	*

*	Intrinsic value less than zero

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008, 2007 AND 2006
The following table summarizes the activity and value of non-vested options as of and for the year ended August 31, 2008:

		Weighted-
		Average
	Number of	Grant Date
	Options	Fair Value
Non-vested options outstanding at beginning of period	40,000	$7.22
Granted	15,000	6.25
Vested	(27,500)	7.11
Forfeited	—	—

Non-vested options outstanding at August 31, 2008	27,500	$6.81

The total fair value of options vested during the year ended August 31, 2008 was approximately $195,400.
Stock-based compensation expense for the years ended August 31, 2008, 2007 and 2006, was approximately $351,500, $287,300 and $209,600, respectively.
At August 31, 2008, the Company has unrecognized expenses relating to non-vested options that are expected to vest totaling approximately $131,200. The weighted-average period over which these options are expected to vest is less than 1 year. The Company has not recorded any excess tax benefits to additional paid in capital.
Restricted Stock
On August 27, 2007, the Company granted 34,189 shares of restricted common stock to the President of the Company pursuant to the Equity Plan. The Company is recognizing compensation expense on this grant based on the grant date fair value of the stock. The grant date fair value of the restricted stock was based upon the closing sales price of the Company’s common stock on the date of the grant and is being amortized to compensation expense over the vesting term of two years. A summary of the status of the restricted stock at August 31, 2008, and changes during fiscal 2008, are as follows:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Restricted stock outstanding at August 31, 2007	34,189	$7.59
Restricted stock granted, vested, released or forfeited	—	—

Restricted stock outstanding at August 31, 2008	34,189	$7.59

As of August 31, 2008, there was approximately $129,700 of unrecognized compensation expense related to restricted stock awarded under the Equity Plan, which is expected to be recognized over the following year.
Treasury Stock
Effective January 15, 2008, the Company changed its state of incorporation from Delaware to Colorado. This was approved by the Company’s stockholders at the annual stockholders’ meeting. Additional information regarding this change can be found in the Company’s Definitive Proxy Statement for its January 2008 annual stockholders’ meeting filed with the Securities and Exchange Commission on December 14, 2007. Colorado corporate laws do not permit a corporation to hold treasury stock. Therefore, effective with the reincorporation, the Company effectively retired the treasury stock reflected on its balance sheet. All the treasury stock held by the Company was acquired through mature share exchanges related to stock option exercises. The result of the treasury stock retirement was a reduction of the Company’s par value and additional paid in capital of approximately $2.0 million.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008, 2007 AND 2006
Warrants
As of August 31, 2008, the Company had outstanding warrants to purchase 92 shares of common stock at an exercise price of $1.80 per share. These warrants expire six months from the earlier of:
(i)	The date all of the Export Water is sold or otherwise disposed of,

(ii)	The date the CAA is terminated with respect to the original holder of the warrant, or

(iii)	The date on which the Company makes the final payment pursuant to Section 2.1(r) of the CAA.
No warrants were exercised during fiscal 2008 or 2007. During fiscal 2006, the Company issued 15,520 shares of common stock upon the exercise of 15,520 warrants. The warrant holder paid the exercise price of $27,936 in cash.
Pledged Common Stock Owned by HP A&M
Pursuant to the Arkansas River Agreement, HP A&M pledged, transferred, assigned and granted to the Company a security interest in and to (a) 1,500,000 shares of Pure Cycle common stock, (b) all shares of Pure Cycle Common Stock hereafter issued to HP A&M by means of any dividend or distribution in respect of the shares pledged hereunder (together with the shares identified in (a), the “Pledged Shares”), (c) the certificates representing the Pledged Shares, and (d) all rights to money or property which HP A&M now has or hereafter acquires in respect of the Pledged Shares. The Pledged Shares are being held by the Company’s corporate legal counsel.
Registration Rights Agreement
Pursuant to the Arkansas River agreement the Company granted HP A&M one demand right to request the registration of 750,000 shares of Pure Cycle common stock and piggyback rights to register an additional 750,000 shares of Pure Cycle common stock.
Pursuant to the demand right, upon the request of HP A&M, the Company is required to file a registration statement for up to 750,000 shares of the Company’s common stock owned by HP A&M and to use its reasonable best, diligent efforts to cause the registration statement to become effective. Provided the Company exercises the appropriate efforts, it has no liability to HP A&M if the registration statement is not declared effective. Furthermore, HP A&M has no right to put its Company common stock to the Company or to otherwise require the Company to purchase its shares. As of August 31, HP A&M has not requested the Company to register these shares.
HP A&M exercised its piggyback rights in July 2007 and therefore the Company registered 750,000 shares of common stock held by HP A&M.
Voting Rights Agreement
Pursuant to the Arkansas River Agreement Mr. Mark Harding, the Company’s President, agrees to vote shares of Pure Cycle common stock owned by him (which totals 727,243 shares at August 31, 2008) for HP A&M’s designated board member (Mark Campbell).
Gain on Extinguishment of Related Party CAA Obligations and Debt
See Note 13 — Related Party Transactions regarding gain on extinguishment of related party CAA obligations and debt recorded as additional paid in capital.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008, 2007 AND 2006
NOTE 9: SIGNIFICANT CUSTOMERS
The Company had accounts receivable from two customers totaling approximately $63,800 and $61,200 as of August 31, 2008 and 2007, respectively. During the years ended August 31, 2008, 2007 and 2006, those same two customers accounted for 72%, 72% and 79% of our total revenues, respectively.
NOTE 10: INCOME TAXES
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

	2008	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$4,537,600	$3,950,800	$3,366,200
Imputed interest on Tap Participation Fee payable to HP A&M	3,380,400	1,741,800	—
Depreciation and depletion	85,900	—	479,200
Loss in Well Enhancement LLC	31,400	13,300	—
Other	5,200	4,100	159,500
Valuation allowance	(8,040,500)	(5,706,200)	(4,003,300)

Net deferred tax asset	—	3,800	1,600

Deferred tax liabilities:
Depreciation and depletion	—	(3,800)	(1,600)

Net deferred assets	$—	$—	$—

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
Income taxes computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following for the years ended August 31:

	2008	2007	2006
Expected benefit from federal taxes at statutory rate of 34%	$(2,355,100)	$(2,351,000)	$(269,600)
State taxes, net of federal benefit	(228,600)	(228,200)	(26,200)
Expiration of net operating losses	117,600	393,900	160,500
Permanent differences	131,800	(243,200)	(319,100)
Change in valuation allowance	2,334,300	2,428,500	454,400

Total income tax expense / benefit	$—	$—	$—

At August 31, 2008, the Company has approximately $12.2 million of net operating loss carryforwards available for income tax purposes which expire between fiscal 2009 and 2023. Utilization of these net operating loss carryforwards may be subject to substantial annual ownership change limitations provided by the Internal Revenue Code. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.
Net operating loss carryforwards of approximately $315,400, $1.1 million and $430,300 expired during the years ended August 31, 2008, 2007 and 2006, respectively.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008, 2007 AND 2006
NOTE 11: 401(k) PLAN
Effective July 25, 2006, the Company adopted the Pure Cycle Corporation 401(k) Profit Sharing Plan (the “Plan”), a defined contribution retirement plan for the benefit of its employees. The Plan is currently a salary deferral only plan and at this time the Company does not match employee contributions. The Company pays the annual administrative fees of the Plan, and the Plan participants pay the investment fees. The Plan is open to all employees, age 21 or older, who have been employees of the Company for at least six months. During the years ended August 31, 2008, 2007 and 2006, the Company paid fees of approximately $2,400, $3,400 and less than $1,000, respectively, for the administration of the Plan.
NOTE 12: SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

	Years Ended August 31,
	2008	2007	2006

Water rights received from Arapahoe County which reduced the Construction proceeds receivable balance	$206,005	$—	$—

Adjustment to purchase price relating to LAWMA shares acquired from HP A&M	$—	$927,682	$—

Treasury stock accepted upon exercise of stock options with mature shares used as consideration	$—	$969,913	$454,595

Gain on extinguishment of related party debt accounted for as contributed capital	$—	$765,071	$363,208

Tap Participation Fee issued to HP A&M pursuant to Arkansas River Agreement	$—	$—	$45,635,000

Common stock issued to HP A&M pursuant to the Arkansas River Agreement	$—	$—	$36,240,000

Common stock issued to acquire contingent obligations, and extinguish debt	$—	$—	$2,128,196

Construction proceeds receivable included in deferred revenue	$—	$—	$864,955

Investments in water and water systems included with accrued liabilities	$—	$—	$117,287

Capitalized legal and engineering fees incurred in connection with Arkansas River water acquisition included with accrued liabilities	$—	$—	$77,842

Water rights acquired with deferred tap fee credits	$—	$—	$52,938

Estimated common stock registration costs included with accrued liabilities	$—	$—	$15,000

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2008, 2007 AND 2006
NOTE 13: RELATED PARTY TRANSACTIONS
On July 30, 2007, the Company acquired approximately $10.5 million of CAA interests, for cash payments totaling approximately $2.6 million, resulting in a gain on extinguishment of approximately $1.02 million. Certain of these parties were deemed related to the Company and therefore, approximately $765,000 of this gain was recorded as a contribution of capital in fiscal 2007.
The Company paid HP A&M approximately $49,700, $37,200, and $0 during the years ended August 31, 2008, 2007 and 2006, respectively, for fees related to work performed by an HP A&M employee on behalf of the Company as it relates to operations of the agricultural property owned by the Company in the Arkansas River valley.
See Note 7 above regarding Tap Participation Fee payments made to HP A&M pursuant to the Arkansas River Agreement in fiscal 2007 as a result of the sale of LAWMA Shares.
In October 2007, the Company repaid approximately $26,500 to a party related to our former CEO, Mr. Thomas Clark. This represented the only remaining note payable with a scheduled maturity.
The Company leases office space from the estate of the son of its former CEO. The Company leases the office space on a month-to-month basis for $1,000 per month.
In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000 is unsecured, bears interest based on the prevailing prime rate plus 2% (7.0% at August 31, 2008) and matures on December 31, 2008. The approximately $494,800 balance of the note receivable at August 31, 2008 includes borrowings of approximately $229,300 and accrued interest of approximately $265,500. The Company extended the due date to December 31, 2009 and accordingly the note has been classified as non-current.
NOTE 14: SUPPLEMENTAL DATA: SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)

In thousands, except per share amounts
Fiscal 2008 quarters ended:	August 31	May 31	February 28	November 30
Total revenues	$88.3	$67.6	$56.8	$69.7
Gross margin	$40.8	$31.3	$16.0	$28.3
Net loss	$(1,653.6)	$(1,728.4)	$(1,649.7)	$(1,895.0)
Earnings per share — basic and diluted	$(0.08)	$(0.09)	$(0.08)	$(0.09)

Market price of common stock
High	$6.75	$6.80	$8.99	$9.37
Low	$5.11	$5.04	$6.49	$7.35

Fiscal 2007 quarters ended:	August 31	May 31	February 28	November 30
Total revenues	$87.6	$62.4	$52.0	$63.7
Gross margin	$43.5	$21.9	$12.8	$22.3
Net loss	$(1,757.3)	$(1,742.9)	$(1,829.3)	$(1,585.2)
Earnings per share — basic and diluted	$(0.09)	$(0.09)	$(0.10)	$(0.09)

Market price of common stock
High	$8.66	$8.71	$9.32	$9.74
Low	$7.16	$6.47	$7.60	$6.41
*****

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreement with accountants on accounting and financial disclosures.
Item 9A — Controls and Procedures
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
The President and Chief Financial Officer assessed the effectiveness of internal control over financial reporting as of August 31, 2008 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we determined that, as of August 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

GHP Horwath P.C. (“GHP”) our independent registered public accounting firm has performed an audit of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. The report of the Company’s independent registered public accounting firm is included in Item 8. Financial Statements and Supplementary Data.
(c)	Changes in Internal Controls
No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B — Other Information
None
PART III
Information concerning Items 10 through Items 14 will be contained in our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference, which is expected to be filed on or about December 12, 2008.
PART IV
Item 15 — Exhibits and Financial Statement Schedules

(a)	Financial Statements

1.	See “Index to Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedules: None

3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K
Index to Exhibits

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation — Incorporated by reference from Exhibit 3.1 to Amendment No. 2 to Registration Statement on Form SB-2, filed June 10, 2004, Registration No. 333-114568

3.2	Amended and Restated Bylaws of Registrant — Incorporated by reference from Exhibit 3.2 to Amendment No. 2 to Registration Statement on Form SB-2, filed June 10, 2004, Registration No. 333-114568.

4.1	Specimen Stock Certificate — Incorporated by reference to Registration Statement No. 2-62483.

10.1
Right of First Refusal Agreement dated August 12, 1992 between INCO Securities Corporation and Richard F. Myers, Mark W. Harding, Thomas P. Clark, Thomas Lamm and Rowena Rogers. Incorporated by Reference from Registration Statement on Form SB-2, filed April 19, 2004, Registration No. 333-114568.

10.2	2004 Equity Incentive Plan. Incorporated by reference from Proxy Statement for Annual Meeting held April 12, 2004. **

10.3
Service Agreement, dated April 11, 1996, by and between Pure Cycle Corporation and the Rangeview Metropolitan District. Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended May 31, 1996.

Exhibit No.	Description

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

10.16	Agreement for Water Service dated August 3, 2005 among Pure Cycle Corporation, Rangeview Metropolitan District and Arapahoe County incorporated by reference from Form 8-K filed on August 4, 2005.

10.17	Arkansas River Agreement dated May 10, 2006 among Pure Cycle Corporation and High Plains A&M, LLC incorporated by reference from Form 8-K filed on May 16, 2006.

Exhibit No.	Description

10.18
Placement Agent Agreement by and among Pure Cycle Corporation, certain selling stockholders, and Wm Smith Securities, Incorporated and Flagstone Securities, LLC, as Placement Agents, dated July 24, 2007 incorporated by reference from Form 8-K filed on July 25, 2007.

10.19	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Apex Investment Fund II, L.P., incorporated by reference from Form 10-K for the year ended August 31, 2007.

10.20	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Productivity Fund II, L.P., incorporated by reference from Form 10-K for the year ended August 31, 2007.

10.21
Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Environmental Private Equity Fund II, L.P., incorporated by reference from Form 10-K for the year ended August 31, 2007.

10.22	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Environmental Venture Fund, L.P., incorporated by reference from Form 10-K for the year ended August 31, 2007.

10.23	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and the Estate of Thomas P. Clark., incorporated by reference from Form 10-K for the year ended August 31, 2007.

10.24	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Auginco, incorporated by reference from Form 10-K for the year ended August 31, 2007.

10.25	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Newell Augur, Jr., incorporated by reference from Form 10-K for the year ended August 31, 2007.

10.26	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Anders Brag, incorporated by reference from Form 10-K for the year ended August 31, 2007.

10.27	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Bill Peterson, incorporated by reference from Form 10-K for the year ended August 31, 2007.

10.28	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Gregory M. Morey, incorporated by reference from Form 10-K for the year ended August 31, 2007.

10.29	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Amy Leeds, incorporated by reference from Form 10-K for the year ended August 31, 2007.

10.30	Purchase and Sale Agreements dated July 31, 2007 between Pure Cycle Corporation and Margaret S. Hansson, incorporated by reference from Form 10-K for the year ended August 31, 2007.

10.31	Purchase and Sale Agreements dated October 1, 2007 between Pure Cycle Corporation and Landmark Water Partners, L.P., incorporated by reference from Form 10-K for the year ended August 31, 2007.

10.32	Purchase and Sale Agreements dated October 1, 2007 between Pure Cycle Corporation and Landmark Water Partners II, L.P., incorporated by reference from Form 10-K for the year ended August 31, 2007.

10.33	Purchase and Sale Agreements dated October 1, 2007 between Pure Cycle Corporation and Warwick Partners, L.P., incorporated by reference from Form 10-K for the year ended August 31, 2007.

10.34	Purchase and Sale Agreements dated October 1, 2007 between Pure Cycle Corporation and International Properties, Inc., incorporated by reference from Form 10-K for the year ended August 31, 2007.

Exhibit No.	Description

10.35	Purchase and Sale Agreements dated October 1, 2007 between Pure Cycle Corporation and Fayyaz & Company, Inc., incorporated by reference from Form 10-K for the year ended August 31, 2007.

10.36	Amendment No. 1 to Agreement for Water Service dated August 25, 2008, between Pure Cycle Corporation and Arapahoe County. *

14	Code of Ethics as amended August 2, 2007. *

16.1	Letter from Anton Collins Mitchell LLP to the Securities and Exchange Commission, dated December 18, 2006, incorporated by reference from Form 8-K filed on December 18, 2006.

23.1	Consent of GHP Horwath, P.C. *

23.2	Consent of Anton Collins Mitchell LLP *

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

**	Indicates management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PURE CYCLE CORPORATION

By:	/s/ Mark W. Harding

Mark W. Harding, President and Chief Financial Officer
November 14, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Mark W. Harding Mark W. Harding	President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial and Accounting Officer)	November 14, 2008

/s/ Harrison H. Augur Harrison H. Augur	Chairman, Director	November 14, 2008

/s/ Mark D. Campbell Mark D. Campbell	Director	November 14, 2008

/s/ Arthur G. Epker III Arthur G. Epker III	Director	November 14, 2008

/s/ Richard L. Guido Richard L. Guido	Director	November 14, 2008

/s/ Peter C. Howell Peter C. Howell	Director	November 14, 2008

/s/ George M. Middlemas George M. Middlemas	Director	November 14, 2008

EXHIBIT INDEX

Exhibit No.	Description

10.36	Amendment No. 1 to Agreement for Water Service dated August 25, 2008, between Pure Cycle Corporation and Arapahoe County. *

14	Code of Ethics as amended August 2, 2007. *

23.1	Consent of GHP Horwath, P.C. *

23.2	Consent of Anton Collins Mitchell LLP *

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith