Form 10-Q
period 2008-11-30
PURE CYCLE CORP
filed 2009-01-09
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______  to  _______
Commission file number 0-8814
PURE CYCLE CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0705083

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8451 Delaware St., Thornton, CO	80260

(Address of principal executive offices)	(Zip Code)
(303) 292 — 3456

(Registrant’s telephone number, including area code)
N/A

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company filer (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 6, 2009:

Common stock, 1/3 of $.01 par value	20,206,566
(Class)	(Number of Shares)

PURE CYCLE CORPORATION
INDEX TO NOVEMBER 30, 2008 FORM 10-Q

Page

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements (unaudited)	3

Balance Sheets:
November 30, 2008 and August 31, 2008	3

Statements of Operations:
For the three months ended November 30, 2008 and 2007	4

Statements of Cash Flows:
For the three months ended November 30, 2008 and 2007	5

Notes to Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	19

Item 4 — Controls and Procedures	19

PART II — OTHER INFORMATION

Item 6 — Exhibits	19

Signature Page	20

Exhibit 31
Exhibit 32

PURE CYCLE CORPORATION
BALANCE SHEETS

	(unaudited)
	November 30,	August 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,793,341	$5,238,973
Trade accounts receivable	46,609	71,401
Prepaid expenses	182,669	127,018
Current portion of construction proceeds receivable	64,783	64,783

Total current assets	5,087,402	5,502,175

Investments in water and water systems, net	103,274,282	103,346,623

Construction proceeds receivable, less current portion	454,244	467,102
Notes receivable — related parties, including accrued interest:
Rangeview Metropolitan District	498,706	494,799
Well Enhancement and Recovery Systems, LLC	7,040	—
Assets held for sale	77,940	77,940
Property and equipment, net	19,363	8,005
Investment in Well Enhancement and Recovery Systems, LLC	—	2,759

Total assets	$109,418,977	$109,899,403

LIABILITIES
Current liabilities:
Accounts payable	$89,071	$37,585
Accrued liabilities	22,694	70,478
Deferred revenues	55,800	55,800

Total current liabilities	167,565	163,863

Deferred revenues, less current portion	1,487,960	1,501,910
Participating Interests in Export Water Supply	1,217,551	1,217,876
Tap Participation Fee payable to HP A&M, net of $53.4 million and $54.6 million discount	55,011,000	53,848,000

Total liabilities	57,884,076	56,731,649

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:	433	433
Par value $ .001 per share, 25 million shares authorized; Series B — 432,513 shares issued and outstanding (liquidation preference of $432,513)
Common stock:	67,360	67,360
Par value 1/3 of $.01 per share, 40 million shares authorized; 20,206,566 and 20,206,566 shares issued and outstanding
Additional paid-in capital	92,007,600	91,928,398
Accumulated comprehensive income	—	—
Accumulated deficit	(40,540,492)	(38,828,437)

Total shareholders’ equity	51,534,901	53,167,754

Total liabilities and shareholders’ equity	$109,418,977	$109,899,403

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended November 30,
	2008	2007
Revenues:
Metered water usage	$33,147	$39,023
Wastewater treatment fees	16,744	16,744
Recognition of deferred revenues:
Special facility funding	10,377	10,377
Water tap fees	3,574	3,574

Total revenues	63,842	69,718

Expenses:
Water service operations	(18,871)	(15,195)
Wastewater service operations	(5,493)	(4,181)
Depletion and depreciation	(22,139)	(22,031)

Total cost of revenues	(46,503)	(41,407)

Gross margin	17,339	28,311

General and administrative expenses	(531,305)	(651,556)
Depreciation	(72,612)	(73,526)

Operating loss	(586,578)	(696,771)

Other income (expense):
Interest income	35,282	126,960
Land use payment	5,000	—
Loss on extinguishment of contingent obligations and debt	—	(273,723)
Gain on sales of marketable securities	—	156
Share of losses of Well Enhancement and Recovery Systems, LLC	(2,759)	(619)
Interest imputed on the Tap Participation Fee payable to HP A&M	(1,163,000)	(1,051,000)

Net loss	$(1,712,055)	$(1,894,997)

Net loss per common share — basic and diluted	$(0.08)	$(0.09)

Weighted average common shares outstanding — basic and diluted	20,206,566	20,136,157

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended November 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,712,055)	$(1,894,997)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest on Tap Participation Fee payable to HP A&M	1,163,000	1,051,000
Depreciation, depletion and other non-cash items	95,357	96,447
Stock-based compensation expense included with general and administrative expenses	79,202	81,282
Loss on extinguishment of contingent obligations and debt	—	273,723
Share of losses of Well Enhancement and Recovery Systems, LLC	2,759	619
Gain on sales of marketable securities	—	(156)
Interest added to construction proceeds receivable	(7,691)	(6,697)
Interest added to notes receivable — related parties:
Rangeview Metropolitan District	(3,907)	(5,669)
Well Enhancement and Recovery Systems, LLC	(40)	—
Changes in operating assets and liabilities:
Trade accounts receivable	24,792	17,612
Interest receivable and prepaid expenses	(55,651)	60,925
Accounts payable and accrued liabilities	3,702	58,750
Deferred revenues	(13,950)	(13,951)

Net cash used for operating activities	(424,482)	(281,112)

Cash flows from investing activities:
Investments in water and water systems	(21,065)	(45,161)
Purchase of property and equipment	(12,703)	(7,547)
Issuance of note to Well Enhancement and Recovery Systems LLC	(7,000)	—
Sales and maturities of marketable securities	—	499,770

Net cash (used) provided by investing activities	(40,768)	447,062

Cash flows from financing activities:
Arapahoe County construction proceeds	20,549	54,798
Payments to contingent liability holders	(931)	(1,010)
Payments on long-term debt — related parties	—	(26,542)

Net cash provided by financing activities	19,618	27,246

Net change in cash and cash equivalents	(445,632)	193,196
Cash and cash equivalents — beginning of year	5,238,973	6,095,075

Cash and cash equivalents — end of year	$4,793,341	$6,288,271

See Accompanying Notes to Financial Statements

NOTE 1 — PRESENTATION OF INTERIM INFORMATION
The November 30, 2008 balance sheet and the statements of operations and cash flows for the three months ended November 30, 2008 and 2007, respectively, have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at November 30, 2008, and for all periods presented have been made appropriately.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 14, 2008. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.
The August 31, 2008 balance sheet was taken directly from the Company’s audited financial statements.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at high quality financial institutions. The Company has no investments in equity instruments. The Company maintains its cash with various financial institutions, which may exceed federally insured limits throughout the period.
Tap Participation Fee payable to HP A&M
Pursuant to the Asset Purchase Agreement (the “Arkansas River Agreement”) dated August 31, 2006, the Company granted High Plains A&M, LLC (“HP A&M”) the right to receive ten percent (10%) of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 40,000 water taps (the “Tap Participation Fee”). The Tap Participation Fee is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the three months ended November 30, 2008 or 2007.
The Tap Participation Fee was valued at approximately $45.6 million at the acquisition date using a discounted cash flow analysis of the projected future payments to HP A&M. The $55.0 million balance at November 30, 2008, includes $10.2 million of imputed interest, recorded using the effective interest method. The Company determined the value of the Tap Participation Fee by estimating new home development in the Company’s service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver, Colorado metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver, Colorado metropolitan area. This development pattern was then applied to future water tap fees that were estimated using historical water tap fees. Based on the declining new home market in the Denver metropolitan area, the Company updated its estimated discounted cash flow analysis at November 30, 2007. An analysis of the value of the Tap Participation Fee was performed by management as of November 30, 2008. However, based on the lack of significant changes in the assumptions, no change in the Tap Participation Fee was determined necessary as of November 30, 2008. The November 30, 2007 update resulted in the following changes from the prior valuation model:
(i)	An increase in the overall future estimated Tap Participation Fee of approximately $3.9 million (from approximately $104.6 million to approximately $108.5 million),

(ii)	A decrease in the imputed effective interest rate from 10% to approximately 8.6%,

(iii)	A decrease in the imputed interest expense for the three months ended November 30, 2008 of approximately $178,800, and

(iv)	A decrease in the imputed interest expense for the year ending August 31, 2009 of approximately $734,300.

Actual development may differ substantially from the estimated new home development in the Company’s service area and target markets, which may have a material effect on the estimated fair value of the Tap Participation Fee and such differences may have a material impact on the financial statements. The valuation of the Tap Participation Fee is a significant estimate based on available historic market information and estimated future market information. Many factors are necessary to estimate future market conditions, including but not limited to, supply and demand for new homes, population growth along the Front Range, water tap fees at the Company’s rate-base districts, and other market forces beyond the Company’s control. Due to the long-term nature of the development plans, the impact on financial position and results of operations resulting from management’s valuation estimate is not highly sensitive to minor fluctuations in market conditions; however, management monitors these market conditions and changes its valuation estimate as appropriate if the change is more representative of the current circumstances.
The Company imputes interest expense on the unpaid Tap Participation Fee using the effective interest method over the estimated development period utilized in the valuation of the liability. The Company imputed interest of approximately $1.2 million and $1.1 million related to the Tap Participation Fee during the three months ended November 30, 2008 and 2007, respectively.
After five years, under circumstances defined in the Arkansas River Agreement, the Tap Participation Fee can increase to 20% of the Company’s water tap fees and the number of water taps subject to the Tap Participation Fee would be correspondingly reduced by half. The Tap Participation Fee is subject to acceleration in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.
Revenue Recognition
The Company’s revenue recognition policies have not changed since August 31, 2008, and therefore are more fully described in Note 2 to the Company’s 2008 Annual Report on Form 10-K.
The Company recognized approximately $3,600 of water tap fee revenues during each of the three month periods ended November 30, 2008 and 2007, related to the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”) entered into in August 2005. In accordance with GAAP, the Company began recognizing the water tap fees as revenue ratably over the estimated service period upon completion of the Wholesale Facilities in its fiscal 2006. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the Comprehensive Amendment Agreement No. 1 (the “CAA”) as further described in Note 5 below.
The Company recognized approximately $10,400 of Special Facilities funding as revenue during each of the three month periods ended November 30, 2008 and 2007. This is the ratable portion of the Special Facilities funding proceeds from the County pursuant to the County Agreement as more fully described in Note 3 to the Company’s 2008 Annual Report on Form 10-K.
As of November 30, 2008, the Company has deferred recognition of approximately $1.5 million of tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.
Royalty and other obligations
Revenues from the sale of Export Water are shown net of royalties payable to the Land Board. Revenues from the sale of water on the Lowry Range Property are shown net of the royalties to the Land Board and the fees retained by the Rangeview Metropolitan District (the “District”).
Depletion and depreciation of water assets
The Company depletes its water assets that are being utilized on the basis of units produced divided by the total volume of water adjudicated in the water decrees. Water systems and other long-lived assets are depreciated on a straight-line basis over their estimated useful accounting lives of between three and thirty years.

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
Recently Issued and Recently Adopted Accounting Pronouncements
The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. In the case where it is determined that a new accounting pronouncement effects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. New pronouncements assessed by the Company recently are discussed below:
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not believe that the provisions of SFAS 162 will have a material impact on its financial statements.
In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the balance sheet. SFAS 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008 (September 1, 2009 for the Company). Earlier adoption is prohibited. The Company does not believe that the provisions of SFAS 160 will have a material impact on its financial statements unless the status of its ownership in Well Enhancement and Recovery Systems, LLC (“Well Enhancement LLC”) changes.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Company was required to adopt the provisions of SFAS 157 on September 1, 2008. The adoption of SFAS 157 had no effect on the Company’s financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (“SFAS 159”). SFAS 159, which was effective September 1, 2008 for the Company, permits companies to make an election to carry certain eligible financial assets and liabilities at fair value, even if fair value measurement has not historically been required for such assets and liabilities pursuant to GAAP. Effective September 1, 2008, the Company did not elect the fair value option for any instruments except the valuation of its Tap Participation Fee, which has been fair valued since its inception, as described above.
Reclassifications
Certain amounts in the prior year statements have been reclassified to conform to the current year presentation.

NOTE 2 — MARKETABLE SECURITIES
All marketable securities held by the Company matured or were sold during the Company’s fiscal 2008. The funds were transferred to other temporary investments with original maturities of three months or less and are included in cash and cash equivalents on the balance sheet.
NOTE 3 — INVESTMENTS IN WATER AND WATER SYSTEMS
The Company’s investments in water and water systems consist of the following:

	November 30, 2008		August 31, 2008
		Accumulated		Accumulated
		Depreciation		Depreciation
	Costs	and Depletion	Costs	and Depletion
Arkansas River Valley assets	$81,232,769	$(613,830)	$81,232,769	$(544,126)
Rangeview water supply	14,209,562	(5,155)	14,192,298	(5,034)
Rangeview water system	167,720	(48,083)	167,720	(46,785)
Paradise water supply	5,532,619		5,528,818
Fairgrounds water and water system	2,899,863	(204,268)	2,899,863	(182,252)
Sky Ranch water supply	100,000		100,000
Water supply — other	5,307	(2,222)	5,307	(1,955)

Totals	104,147,840	(873,558)	104,126,775	(780,152)

Net investments in water and water systems	$103,274,282		$103,346,623

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 3 to the Company’s 2008 Annual Report on Form 10-K. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three months ended November 30, 2008.
NOTE 4 — HP A&M PROMISSORY NOTES
Certain of the properties the Company acquired from HP A&M are subject to outstanding promissory notes with principal and accrued interest totaling approximately $12.8 million at November 30, 2008 and August 31, 2008. Additional information regarding these promissory notes, the circumstances under which the Company would be required to make payments pursuant to these notes and the accounting treatment of these notes is more fully described in Note 7 to the Company’s 2008 Annual Report on Form 10-K.
NOTE 5 — INVESTMENT IN, AND NOTE RECEIVABLE FROM, WELL ENHANCEMENT LLC
Effective January 30, 2007, the Company entered into an Operating Agreement with Energy Technologies, Inc. and Hydro Resources Holdings, Inc. (collectively the Company, Energy Technologies, Inc. and Hydro Resources Holdings, Inc. are referred to as the “LLC Owners”) to form Well Enhancement LLC. Well Enhancement LLC was established to develop a proprietary new deep water well enhancement tool which the LLC Owners believe will increase the efficiency of deep water wells in the Denver metropolitan area. Each of the LLC Owners holds a 1/3 interest in Well Enhancement LLC. The president of the Company acts as the manager of Well Enhancement LLC.
The Company used the equity method to account for its investment in Well Enhancement LLC pursuant to Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (as amended) (“APB 18”) and Emerging Issues Task Force Issue No. 03-16, Accounting for Investments in Limited Liability Companies (“EITF 03-16”). As of November 30, 2008, as a result of the recognition of the Company’s 1/3rd share of the losses of Well Enhancement LLC, the Company’s Investment in Well Enhancement and Recovery Systems, LLC account on its balance sheet has been reduced to zero. Pursuant to APB 18, the Company ceased recognizing its share of Well Enhancement LLC’s losses until such time as Well Enhancement LLC produces income from operations or the Company makes an additional contribution to Well Enhancement LLC. Pursuant to APB 18, the Company did not recognize approximately $3,200 of Well Enhancement LLC’s losses for the three months ended November 30, 2008.

The investment account on the Company’s balance sheet includes $87,000 of capital contributions made to date and the Company’s 1/3rd share of the approximately $270,700 of net losses of Well Enhancement LLC, inception through November 30, 2008, reduced by the $3,200 noted above. For the three months ended November 30, 2008 and 2007, Well Enhancement LLC posted net losses of approximately $18,000 and $1,900, respectively. The net losses are primarily a result of research and development costs associated with the design of the well enhancement tool.
As of November 30, 2008, Well Enhancement LLC’s assets and liabilities consisted of the following approximate amounts:
Well Enhancement LLC Assets and Liabilities

Cash	$8,000
Accrued professional fees	$1,800
Notes payable — related parties, including accrued interest	$14,000
On October 27, 2008, the Company loaned Well Enhancement LLC $7,000 for use in its operations. The note receivable from Well Enhancement LLC carries simple interest at six percent (6%) per annum, and matures on October 27, 2011, with no payments due until maturity.
NOTE 6 — PARTICIPATING INTERESTS IN EXPORT WATER
The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990’s. The acquisition was consummated with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of approximately $11.1 million, which represents the cash the Company received and used to purchase its “Export Water,” which is described in greater detail in Note 3 to the Company’s 2008 Annual Report on Form 10-K. In return, the Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders. In accordance with EITF Issue No 88-18, Sales of Future Revenues, the obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability is not reflected on the Company’s balance sheet because the obligation to pay this is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.
The CAA obligation is non-interest bearing, and if the Export Water is not sold, the parties to the CAA have no recourse against the Company. If the Company does not sell the Export Water, the holders of the Series B Preferred Stock are also not entitled to payment of any dividend and have no contractual recourse against the Company (more fully described in the Company’s 2008 Annual Report on Form 10-K).
As the proceeds from the sale of Export Water are received, and the amounts are remitted to the external CAA holders, the Company allocates a ratable percentage of this payment to the principal portion (the Participating Interests in Export Water supply liability account) with the balance of the payment being charged to the contingent obligation portion. The amount allocated to the recorded liability is approximately 35%, which is the percentage the $11.1 million represented of the original total $31.8 million obligation (the off balance sheet contingent obligation). The remaining portion, or approximately 65%, is allocated to the contingent obligation. The portion allocated to the contingency is recorded on a net revenue basis when funds are received.
In recent years, in order to reduce the long term impact of the CAA, the Company has repurchased various portions of the CAA obligations in priority. The Company did not make any CAA acquisitions during the three months ended November 30, 2008. The prior acquisitions are explained in detail in Note 5 to the Company’s 2008 Annual Report on Form 10-K.

As a result of the CAA acquisitions, and due to the sale of Export Water, as detailed in the table below, the total remaining potential third party obligation as of August 31, 2008 is approximately $3.5 million:

	Export	Initial Export	Total Potential	Paticipating
	Water	Water Proceeds	Third party	Interests
	Proceeds	to Pure Cycle	Obligation	Liability	Contingency
Original balances	$—	$218,500	$31,807,732	$11,090,630	$20,717,102
Activity from inception until August 31, 2008:
Acquisitions	—	28,077,500	(28,077,500)	(9,789,983)	(18,287,517)
Option payments — Sky Ranch and The Hills at Sky Ranch	110,400	(42,280)	(68,120)	(23,754)	(44,366)
Arapahoe County tap fees *	532,968	(373,078)	(159,890)	(55,754)	(104,136)
Export Water sale payments	31,177	(21,824)	(9,353)	(3,263)	(6,090)

Balance at August 31, 2008	674,545	27,858,818	3,492,869	1,217,876	2,274,993
Fiscal 2009 activity:
Export Water sale payments	3,093	(2,164)	(928)	(325)	(603)

Balance at November 30, 2008	$677,638	$27,856,654	$3,491,941	$1,217,551	$2,274,390

*	The Arapahoe County tap fees are less the $34,522 royalty payment to the Land Board.
The CAA includes contractually established priorities — meaning the first three payees receive their full payment before any other parties receive payment and so on. Following the CAA acquisitions made by the Company, the Company’s priority levels include $5.1 million of remaining amounts payable at the highest priority level, $2.5 million in the third priority level, and the remaining $20.3 million at various other priority levels.
NOTE 7 — SHAREHOLDERS’ EQUITY
The Company maintains the 2004 Incentive Plan (the “Equity Plan”) which was approved by stockholders in April 2004. Executives, eligible employees and non-employee directors are eligible to receive options and restricted stock grants pursuant to the Equity Plan. Pursuant to the Equity Plan, options to purchase shares of stock, and restricted stock awards, can be granted with exercise prices and vesting periods determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. As of November 30, 2008, the Company has 1,410,811 shares that can be granted to eligible participants pursuant to the Equity Plan.
Because there were no options exercised, granted or vested during the three months ended November 30, 2008, the Company has omitted the stock option activity tables as there were no material changes from the tables presented in Note 8 to the Company’s 2008 Annual Report on Form 10-K. The intrinsic value of options fully vested and expected to vest, as well as the weighted average remaining contractual terms of the fully vested options and options expected to vest as of November 30, 2008, did not change significantly from August 31, 2008.
Stock-based compensation expense recognized in the Company’s statements of operations for the three months ended November 30, 2008 and 2007, included compensation expense for share-based payment awards granted subsequent to September 1, 2005 pursuant to SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). Stock-based compensation expense for the three months ended November 30, 2008 and 2007, was approximately $79,200 and $81,300, respectively.
At November 30, 2008, the Company has unrecognized expenses relating to non-vested options that are expected to vest totaling approximately $84,400, which is expected to be recognized during the Company’s fiscal 2009. The Company has not recorded any excess tax benefits to additional paid in capital.

Restricted Stock
On August 27, 2007, the Company granted 34,189 shares of restricted common stock to the President of the Company pursuant to the Equity Plan. Pursuant to SFAS 123(R), the Company is recognizing compensation expense on this grant based on the grant date fair value of the restricted stock. The grant date fair value of the restricted stock was based upon the market price of the Company’s common stock on the date of the grant. The grant date fair value is being amortized to compensation expense over the vesting term of two years. Because there has been no change in the status of the restricted stock, the Company omitted the status table, which is disclosed in Note 8 to the Company’s 2008 Annual Report on Form 10-K.
As of November 30, 2008, there was approximately $97,300 of unrecognized compensation expense related to restricted stock awarded under the Equity Plan, which is expected to be recognized during the Company’s fiscal 2009.
Loss per common share. Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 155,092 and 140,092 common share equivalents as of November 30, 2008 and 2007, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.
Comprehensive Loss. In addition to net loss, comprehensive loss includes the unrecognized changes in the fair value of marketable securities that are classified as available-for-sale as noted in the following table:

	Three Months Ended November 30,
	2008	2007
Net loss	$(1,712,055)	$(1,894,997)
Unrealized gain (loss) on marketable securities	—	232

Comprehensive loss	$(1,712,055)	$(1,894,765)

Prior to November 30, 2008, the Company had marketable securities that were recorded as available-for-sale and therefore any unrecognized changes in the fair value of these marketable securities was included as a component of other comprehensive income. As described in Note 2, all of the Company’s marketable securities either matured or were sold during the year ended August 31, 2008. The Company invested these funds in cash equivalent accounts and therefore after the sale / maturity date of the available-for-sale securities the only items included in comprehensive income is the Company’s net loss.
NOTE 8 — RELATED PARTY TRANSACTIONS
The Company leases office space from the estate of the son of its former CEO. The Company leases the office space on a month-to-month basis for $1,000 per month.
See Note 5 regarding the $7,000 loan made to Well Enhancement LLC on October 27, 2008.
In 1995, the Company extended a loan to the District. The loan provided for borrowings of up to $250,000 is unsecured, bears interest based on the prevailing prime rate plus 2% (6.5% at November 30, 2008) and matures on December 31, 2009. The approximately $498,700 balance of the note receivable at November 30, 2008, includes borrowings of approximately $229,300 and accrued interest of approximately $269,400. The approximately $494,800 balance of the note receivable at August 31, 2008, includes borrowings of approximately $229,300 and accrued interest of approximately $2265,500.
NOTE 9 — SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

	Three Months Ended November 30,
	2008	2007

Common stock issued to acquire contingent obligations	$—	$1,905,277

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying unaudited financial statements and related notes thereto and the financial statements and the notes thereto contained in our 2008 Annual Report on Form 10-K.
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
General
Pure Cycle is an investor owned water and wastewater service provider engaged in the design, operation and maintenance of water and wastewater systems. We own water rights and operate primarily in the Denver metropolitan area, but we also own water rights in Southern Colorado (in the Arkansas River Valley) and along the Western slope of Colorado, as further described below. We plan to utilize our Denver assets and our Arkansas River water to provide large scale residential/commercial water and wastewater services to customers located along the Front Range of Colorado. We are also exploring ways to use our western slope water for commercial or agricultural purposes along the western slope of Colorado.
Our water assets are comprised of the following annual entitlements which are described in greater detail in our 2008 Annual Report on Form 10-K:
•	Approximately 60,000 acre-feet of senior water rights in the Arkansas River and its tributaries;
•
Approximately 11,650 acre-feet of water located in Arapahoe County, Colorado at property known as the Lowry Range (an approximately 27,000 acre property located in Arapahoe County, Colorado, owned by the State Board of Land Commissioners (the “Land Board”)), which we can “export” from the Lowry Range to supply water to nearby communities and developers in need of additional water supplies (this water asset is referred to as our “Export Water”);

•	Approximately 321 acre-feet of groundwater located in Arapahoe County acquired pursuant to an Agreement for Water Service (the “County Agreement”) with Arapahoe County (the “County”); and
•
Approximately 89 acre-feet of water located beneath Sky Ranch together with the right to purchase an additional 671 acre-feet of water (for a total of 760 acre-feet) pursuant to the Sky Ranch Agreements (however, see update on Sky Ranch bankruptcy in the Risk Factors section of the 2008 Annual Report on Form 10-K).

In addition to the water we own, we also control the following water assets in Colorado:
•
We have the exclusive rights to provide water and wastewater services to the Lowry Range through 2081 using approximately 15,050 acre-feet of water. This water is required to be used specifically on the Lowry Range (collectively we refer to the 15,050 acre-feet of water designated for use on the Lowry Range and the 11,650 acre-feet of Export Water as our “Rangeview Water Supply”) — see Risk Factors below for additional information on the Lowry Range water; and

•
We own conditional water rights in western Colorado that entitle us to build a 70,000 acre-foot reservoir to store Colorado River tributary water and a right-of-way permit from the U.S. Bureau of Land Management for property at the dam and reservoir site (collectively known as the “Paradise Water Supply”).

Our water marketing activities target our water and wastewater services to developers and homebuilders developing new communities along the Front Range, including the greater Denver and Colorado Springs metropolitan areas. Our groundwater supplies are largely undeveloped and are located in the southeastern portion of the greater Denver area in Arapahoe County. The majority of our surface water is located in the Arkansas River Valley in Southern Colorado, and we are proposing to use it in our target service market. We work with area developers to investigate water supply constraints, water and wastewater utility issues, market demand, treatment and transportation concerns, employment centers and other issues in order to identify suitable areas for development. Construction of water and wastewater systems and the providing of water and wastewater services are subject to individual water and wastewater service agreements. We negotiate individual agreements with developers and/or homebuilders to design, construct and operate water and wastewater systems. Our service contracts outline our obligations to design, construct and operate certain facilities necessary to develop and treat water and treat and reuse wastewater. These service agreements include the timing of installation of the facilities, required capacities of the systems, and locations for the services to be provided. Service agreements address all aspects of the development of the water and wastewater systems. For details on our current service agreements please refer to our 2008 Annual Report on Form 10-K.
Results of Operations
Executive Summary
The approximate results of our operations for the three months ended November 30, 2008 and 2007 are as follows:
Summary Results of Operations

	Three Months Ended November 30,		Change
	2008	2007	$	%
Millions of gallons of water delivered	8.1	10.6	(2.5)	-24%
Water revenues generated	$33,100	$39,000	$(5,900)	-15%
Operating costs to deliver water (excluding depreciation and depletion)	$18,900	$15,200	3,700	24%
Water delivery gross margin %	43%	61%

Wastewater treatment revenues	$16,700	$16,700	$—	0%
Operating costs to treat wastewater	$5,500	$4,200	1,300	31%
Wastewater treatment gross margin %	67%	75%

General and administrative expenses	$531,300	$651,600	$(120,300)	-18%

Net losses	$1,712,100	$1,895,000	$(182,900)	-10%
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

Comparison of usage fees and gross margins
Water deliveries for the three months ended November 30, 2008 dropped approximately 24% due mainly to the levels of precipitation in our service area year over year, but also as a result of water conservation efforts on the part of our customers. Water usage revenues declined approximately 15%, due to the decrease in water deliveries noted above offset by rate increases.
Gross margins for the water operations decreased 18% mainly as a result of higher energy costs and tri-annual water quality testing expenses experienced during the three months ended November 30, 2008.
Gross margins for wastewater operations decreased 8% mainly as a result of increased energy costs.
General and Administrative and Other Expenses
General and administrative (“G&A”) expenses for the three months ended November 30, 2008 and 2007 were impacted by the stock-based compensation recognized pursuant to the adoption of SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”), as follows (amounts are approximate):
G&A expenses less stock-based compensation expense

	Three Months Ended November 30		Change
	2008	2007	$	%
G&A expenses as reported	$531,300	$651,600	$(120,300)	-18%
Less stock-based compensation expense	(79,200)	(81,300)	2,100	-3%

G&A expenses less stock-based compensation expense	$452,100	$570,300	$(118,200)	-21%

The majority of the decrease in the adjusted G&A expenses was a result of reduced consulting time related to the Lowry Range negotiations which saved us over $66,000 and the elimination of franchise fees to the State of Delaware due to our reincorporation into the State of Colorado, which saved over $48,000.
Interest income totaled approximately $35,300 and $127,000 for the three months ended November 30, 2008 and 2007, respectively. This represents interest earned on the temporary investment of capital, interest accrued on our notes receivable from related parties and interest accrued on the construction proceeds receivable from Arapahoe County. The decrease is due to the continued decline in interest rates both on our invested capital and for the notes receivable from related parties due to the weakened banking industry which is impacting all interest rates. Because our capital is invested in overnight money market funds related to treasury obligations our temporary investments are not subject to market risks.
Imputed interest expense related to the Tap Participation Fee payable to HP A&M totaled approximately $1.2 million and $1.1 million for the three months ended November 30, 2008 and 2007, respectively. This represents the expensed portion of the difference between the relative fair value of the liability and the net present value of the liability recognized under the effective interest method. See also Note 1 to the accompanying financial statements for discussion on the revaluation of the Tap Participation Fee and the impact to the November 30, 2008 financial statements.
Our net losses, as reported in our statements of operations pursuant to accounting principles generally accepted in the United States of America (“GAAP”), for the three months ended November 30, 2008 and 2007, were approximately $1.7 million and $1.9 million, respectively. Our reported net losses have been materially impacted by the imputed interest on the Tap Participation Fee, the loss on the extinguishment of contingent obligations and stock-based compensation expense recognized pursuant to SFAS 123(R). In the table below we have presented a non-GAAP financial disclosure to provide a quantitative analysis of the impact of these expenses on our reported net losses and loss per share. Because these items do not require the use of current assets, management does not include these items in its analysis of financial results or how we allocate our resources. Because of this, we deemed it meaningful to provide this non-GAAP disclosure of the impact of these significant items on our financial results.

Non-GAAP Presentation of Adjusted Net Loss

	Three Months Ended November 30,		Change
	2008	2007	$	%
Net loss, as reported	$1,712,100	$1,885,000	$(172,900)	-9%
Less:
Interest imputed on the Tap Participation Fee	(1,163,000)	(1,041,000)	(122,000)	12%
Stock-based compensation	(79,200)	(81,300)	2,100	-3%
Loss on extinguishment of contingent obligations	—	(273,700)	273,700	-100%

Non-GAAP Net loss	$469,900	$489,000	$(19,100)	-4%

Net loss per common share — basic and diluted, as reported	$(0.08)	$(0.09)	$0.01
Less:
Interest imputed on the Tap Participation Fee	0.06	0.05	0.01
Stock-based compensation	0.00	0.00	—
Loss on extinguishment of contingent obligations	—	0.01	(0.01)
Non-GAAP Net loss per common share — Basic and diluted	$(0.02)	$(0.03)	$0.01

Weighted average common shares outstanding	20,206,566	20,136,157

Liquidity and Capital Resources
Our working capital, defined as current assets less current liabilities, at November 30, 2008 was approximately $4.9 million. We had cash and cash equivalents on hand totaling approximately $4.8 million at November 30, 2008. We believe that at November 30, 2008, we have sufficient working capital and cash and cash equivalents to fund our operations for the next year. However, there can be no assurance that we will be successful in marketing the water from our primary water projects in the near term. In order to generate working capital to support our operations, we may incur additional short or long-term debt or seek to sell additional equity securities. We have an effective shelf registration statement pursuant to which we may elect to sell up to another $5.7 million of stock at any time and from time to time.
Development of the water that we own, have rights to use, or may seek to acquire, will require substantial capital investments. We anticipate that capital required for the development of the water and wastewater systems will be financed through the sale of water taps to developers and water delivery charges to users. A water tap fee refers to a charge we impose to fund construction of “Wholesale Facilities” (“Wholesale Facilities” are further defined in our 2008 Annual Report on Form 10-K) and permit access to our water delivery system. A water service charge refers to a water customer’s monthly water bill, generally charged per 1,000 gallons of water delivered to the customer. We anticipate tap fees will be sufficient to generate funds with which we can design and construct the necessary Wholesale Facilities. However, once we receive tap fees from a developer, we are contractually obligated to construct the Wholesale Facilities for the taps paid for, even if our costs are not covered by the fees we receive. We cannot assure you that these sources of cash will be sufficient to cover all our capital costs.
As further described in our 2008 Annual Report on Form 10-K and Note 1 to the accompanying financial statements, pursuant to the Arkansas River Agreement we agreed to pay HP A&M 10% of our water tap fees received on the sale of the next 40,000 water taps (the “Tap Participation Fee”). As of November 30, 2008, we have estimated the value of the Tap Participation Fee payable to HP A&M at approximately $55.0 million based on a discounted cash flow valuation analysis, which was originally prepared at August 31, 2006, was updated as of November 30, 2007, and was assessed for reasonableness as of November 30, 2008. See Note 1 in the accompanying financial statements for the impact of the revaluation. The actual amount to be paid could exceed our estimates. Tap participation payments are not payable to HP A&M until we receive water tap fee payments. We did not sell any taps or make any Tap Participation Fee payments during the three months ended November 30, 2008, and there remain 38,965 taps subject to the Tap Participation Fee as of November 30, 2008.
We are obligated to pay annual water assessment charges to the Fort Lyon Canal Company (the “FLCC”), which are fees assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal — the agricultural delivery canal for our Arkansas River water. The payments are due in three payments to the FLCC each calendar year. In December 2008, the board of the FLCC approved a decrease to the calendar 2009 assessments from $15.00 per share to $14.50 per share, which equates to a decrease in our water assessments from approximately $325,000 per year to approximately $314,000 per year.
Repayment of all related party and non-related debt
In October 2007, we repaid our sole outstanding note to a related party. Therefore, at November 30, 2008, we had no outstanding related party or non-related party debt.

Operating Activities
Operating activities include revenues we receive from the provision of water and wastewater services to our customers, costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.
Cash used by operating activities was approximately $424,500 and $281,100 for the three months ended November 30, 2008 and 2007, respectively. Despite the decreases in our G&A expenses and net losses, cash used by operations increased $143,400 year over year. This is mainly due to a decrease in interest earned on our temporary investments of capital and, during the three months ended November 30, 2007, we cancelled $100,000 of checks issued to Sky Ranch (see Investing Activities and Risk Factors below for more information) for water purchases for which we have not received the water rights deeds. These were cancelled due to Sky Ranch entering bankruptcy.
As a result of the Arkansas River Agreement signed on August 31, 2006, we imputed approximately $1.2 million and $1.1 million of interest on the Tap Participation Fee payable to HP A&M for the three months ended November 30, 2008 and 2007, respectively.
During the three months ended November 30, 2008 and 2007, we accrued interest on the note receivable from the District of approximately $3,900 and $5,700, respectively, which decreased due to decreases in the prime interest rate. We also accrued approximately $7,700 and $6,700 of interest on the construction proceeds receivable from the County during the three months ended November 30, 2008 and 2007, respectively. The construction proceeds interest income is calculated using the effective interest method.
We incurred approximately $95,400 and $96,400 of depreciation, depletion and other non-cash charges during the three months ended November 30, 2008 and 2007, respectively, which is a change of less than 5%.
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
Investing activities used approximately $40,800 during the three months ended November 30, 2008, predominately for the purchase of property and equipment and investments in water supplies and systems. Investing activities provided approximately $447,100 for the three months ended November 30, 2007. The 2007 investing cash flows were positively impacted by the sale or maturity of approximately $499,800 of available-for-sale securities, which are now included in cash and cash equivalents and therefore no longer impact the investing cash flows. Without the effects of the sale or maturity of the available-for-sale securities, investing activities would have used approximately $52,700, during the three months ended November 30, 2007, entirely for the purchase of property and equipment and investments in water supplies and systems.
On October 31, 2003 we entered into the Denver Groundwater Purchase Agreement (the “DGPA”) with the developer of Sky Ranch. The DGPA provides us the right to purchase a total of 223 acre-feet of adjudicated decreed water rights owned by the developer. Under the DGPA, we can acquire 44.6 acre-feet of water per year (or 20% of the total 223 acre-feet) for a payment of $50,000 (acquiring the entire 223 acre-feet requires payments totaling $250,000). On March 26, 2004 and May 26, 2005, we purchased a total of 89.2 acre-feet of Denver aquifer groundwater for payments totaling $100,000. During our fiscal 2007 and fiscal 2006 we made the two required $50,000 payments pursuant to the DGPA, for which we have not received the water rights deeds from the developer, nor has the developer cashed either of the payments. In November, 2007, the developer of Sky Ranch filed for Chapter 11 bankruptcy protection. Because of the bankruptcy, and since we have not received our water rights deeds from Sky Ranch, in November 2007 we cancelled the two uncashed checks issued to Sky Ranch and reversed the $100,000 that was included in the Prepaid Expenses account on our Balance Sheet. We will continue to follow the bankruptcy proceedings of Sky Ranch and vigorously seek to enforce our rights under the DGPA and other Sky Ranch agreements.

Financing Activities
Financing activities provided approximately $19,600 during the three months ended November 30, 2008, predominately due to construction proceed payments received from Arapahoe County. Financing activities provided approximately $27,200 during the three months ended November 30, 2007. This was comprised of approximately $54,800 of construction proceed payments offset by the repayment of approximately $26,600 of related party debt.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist entirely of the CAA, which is more fully described in Note 5 to our 2008 Annual Report on Form 10-K, and in Note 6 to the accompanying financial statements.
Recently Issued and Recently Adopted Accounting Pronouncements
See Note 1 to the accompanying financial statements regarding recently issued and recently adopted accounting pronouncements.
Critical Accounting Policies
Our financial statements are prepared in accordance GAAP, which requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. With the exception of the items described below, since August 31, 2008, there have been no significant changes to our critical accounting policies; therefore, for further discussion of our significant accounting policies, refer to Note 2 in the accompanying financial statements and Item 7 — Critical Accounting Policies in our 2008 Annual Report on Form 10-K.
Tap Participation Fee
As described in Note 1 to the accompanying financial statements, we assess the value of the Tap Participation Fee whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. Based on the declining new home market in the Denver metropolitan area, we updated the estimated discounted cash flow analysis at November 30, 2007. An analysis of the value of the Tap Participation Fee was performed by management as of November 30, 2008, but based on the lack of significant changes in the assumptions, no change in the Tap Participation Fee was determined necessary as of November 30, 2008.
Obligations Payable by HP A&M
Certain of the properties we acquired pursuant to the Arkansas River Agreement are subject to outstanding promissory notes, as further described in the notes to our financial statements in our 2008 Annual Report on Form 10-K. These notes are secured by deeds of trust on the properties. We did not assume any of these promissory notes and are not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, we may make payments on any or all of the notes and cure any or all of the defaults. If we do not cure the defaults, we will lose the properties securing the defaulted notes. If HP A&M defaults on the promissory notes, we can foreclose on a defined amount of Pure Cycle stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Although the likelihood of HP A&M defaulting on the notes is deemed remote, we will continue to monitor the status of the notes for any indications of default. We are not aware of any defaults by HP A&M as of November 30, 2008.
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
Interest Rates. The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of November 30, 2008, we no longer have any investments which are subject to market risks as the majority of our capital is invested predominately in overnight money market funds related to US Treasury Obligations which earn interest at stated rates. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.
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
The President and Chief Financial Officer assessed the effectiveness of internal control over financial reporting as of November 30, 2008 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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

PURE CYCLE CORPORATION

/s/ Mark W. Harding Mark W. Harding
President and Chief Financial Officer

January 9, 2009

EXHIBIT INDEX
Exhibits
31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.