Form 10-Q
period 2009-02-28
PURE CYCLE CORP
filed 2009-04-09
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2009
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 6, 2009:

Common stock, 1/3 of $.01 par value	20,206,566

(Class)	(Number of Shares)

PURE CYCLE CORPORATION
INDEX TO FEBRUARY 28, 2009 FORM 10-Q

PURE CYCLE CORPORATION
BALANCE SHEETS

	(unaudited)
	February 28, 2009	August 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,362,258	$5,238,973
Trade accounts receivable	40,152	71,401
Prepaid expenses	187,260	127,018
Current portion of construction proceeds receivable	64,783	64,783

Total current assets	4,654,453	5,502,175

Investments in water and water systems, net	103,220,282	103,346,623

Construction proceeds receivable, less current portion	441,192	467,102
Notes receivable — related parties, including accrued interest:
Rangeview Metropolitan District	501,727	494,799
Well Enhancement and Recovery Systems, LLC	3,449	—
Assets held for sale	77,940	77,940
Property and equipment, net	17,677	8,005
Investment in Well Enhancement and Recovery Systems, LLC	—	2,759

Total assets	$108,916,720	$109,899,403

LIABILITIES
Current liabilities:
Accounts payable	$97,421	$37,585
Accrued liabilities	49,688	70,478
Deferred revenues	55,800	55,800

Total current liabilities	202,909	163,863

Deferred revenues, less current portion	1,474,009	1,501,910
Participating Interests in Export Water Supply	1,217,254	1,217,876
Tap Participation Fee payable to HP A&M, net of $57.3 million and $54.6 million discount	55,814,501	53,848,000

Total liabilities	58,708,673	56,731,649

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Par value $ .001 per share, 25 million shares authorized; Series B — 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 20,206,566 shares issued and outstanding both periods presented	67,360	67,360
Additional paid-in capital	92,082,027	91,928,398
Accumulated comprehensive income	—	—
Accumulated deficit	(41,941,773)	(38,828,437)

Total shareholders’ equity	50,208,047	53,167,754

Total liabilities and shareholders’ equity	$108,916,720	$109,899,403

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months ended:
	February 28, 2009	February 29, 2008
Revenues:
Metered water usage	$23,387	$26,094
Wastewater treatment fees	16,744	16,744
Recognition of deferred revenues:
Special facility funding	10,377	10,377
Water tap fees	3,574	3,574

Total revenues	54,082	56,789

Cost of revenues:
Water service operations	(8,870)	(14,245)
Wastewater service operations	(6,125)	(4,430)
Depletion and depreciation	(22,068)	(22,088)

Total cost of revenues	(37,063)	(40,763)

Gross margin	17,019	16,026

Expenses:
General and administrative expenses	(561,085)	(570,862)
Depreciation	(72,953)	(73,208)

Operating loss	(617,019)	(628,044)

Other income (expense):
Gain on sale of land	37,499	—
Interest income	22,336	70,694
Other	599	—
Share of losses of Well Enhancement and Recovery Systems, LLC	(3,696)	(198)
Interest imputed on the Tap Participation Fee payable to HP A&M	(841,000)	(1,090,000)
Loss on sales of marketable securities	—	(2,129)

Net loss	$(1,401,281)	$(1,649,677)

Net loss per common share — basic and diluted	$(0.07)	$(0.08)

Weighted average common shares outstanding — basic and diluted	20,206,566	20,206,566

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended:
	February 28, 2009	February 29, 2008
Revenues:
Metered water usage	$56,534	$65,117
Wastewater treatment fees	33,488	33,488
Recognition of deferred revenues:
Special facility funding	20,754	20,754
Water tap fees	7,148	7,148

Total revenues	117,924	126,507

Cost of revenues:
Water service operations	(27,741)	(29,440)
Wastewater service operations	(11,618)	(8,611)
Depletion and depreciation	(44,207)	(44,119)

Total cost of revenues	(83,566)	(82,170)

Gross margin	34,358	44,337

Expenses:
General and administrative expenses	(1,092,390)	(1,222,418)
Depreciation	(145,565)	(146,734)

Operating loss	(1,203,597)	(1,324,815)

Other income (expense):
Interest income	57,618	197,654
Gain on sale of land	37,499	—
Land use payment	5,000	—
Other	599	—
Share of losses of Well Enhancement and Recovery Systems, LLC	(6,455)	(817)
Interest imputed on the Tap Participation Fee payable to HP A&M	(2,004,000)	(2,141,000)
Loss on extinguishment of contingent obligations and debt	—	(273,723)
Loss on sales of marketable securities	—	(1,973)

Net loss	$(3,113,336)	$(3,544,674)

Net loss per common share — basic and diluted	$(0.15)	$(0.18)

Weighted average common shares outstanding — basic and diluted	20,206,566	20,170,588

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months ended:
	February 28, 2009	February 29, 2008
Cash flows from operating activities:
Net loss	$(3,113,336)	$(3,544,674)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest on Tap Participation Fee payable to HP A&M	2,004,000	2,141,000
Depreciation, depletion and other non-cash items	190,396	191,515
Stock-based compensation expense included with general and administrative expenses	153,629	170,363
Share of losses of Well Enhancement and Recovery Systems, LLC	6,455	817
Gain on sale of land	(37,499)	—
Interest added to construction proceeds receivable	(15,188)	(14,953)
Interest added to notes receivable — related parties:
Rangeview Metropolitan District	(6,928)	(10,731)
Well Enhancement and Recovery Systems, LLC	(145)	—
Loss on extinguishment of contingent obligations and debt	—	273,723
Loss on sales of marketable securities	—	1,973
Changes in operating assets and liabilities:
Trade accounts receivable	31,249	27,643
Interest receivable and prepaid expenses	(60,242)	124,449
Accounts payable and accrued liabilities	39,046	(11,794)
Deferred revenues	(27,901)	(27,900)

Net cash used by operating activities	(836,464)	(678,569)

Cash flows from investing activities:
Investments in water and water systems	(60,400)	(184,877)
Purchase of property and equipment	(12,703)	(7,547)
Issuance of note to Well Enhancement and Recovery Systems LLC	(7,000)	—
Proceeds from sale of land	37,499	—
Sales and maturities of marketable securities	—	790,661

Net cash (used) provided by investing activities	(42,604)	598,237

Cash flows from financing activities:
Arapahoe County construction proceeds	41,098	75,348
Payments to contingent liability holders	(1,246)	(1,322)
Tap Participation Fee payments to High Plains A&M	(37,499)	—
Payments on long-term debt — related parties	—	(26,542)

Net cash provided by financing activities	2,353	47,484

Net change in cash and cash equivalents	(876,715)	(32,848)
Cash and cash equivalents — beginning of year	5,238,973	6,095,075

Cash and cash equivalents — end of year	$4,362,258	$6,062,227

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009
NOTE 1 — PRESENTATION OF INTERIM INFORMATION
The February 28, 2009 balance sheet, the statements of operations for the three and six months ended February 28, 2009 and February 29, 2008, and the statement of cash flows for the six months ended February 28, 2009 and February 29, 2008, respectively, have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at February 28, 2009, and for all periods presented have been made appropriately.
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
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. At February 28, 2009, the Company’s cash equivalents are comprised entirely of money market funds maintained at high quality financial institutions. The Company has no investments in equity instruments. The Company maintains its cash with various financial institutions, which may exceed federally insured limits throughout the period.
Tap Participation Fee payable to HP A&M
Pursuant to the Asset Purchase Agreement (the “Arkansas River Agreement”) dated August 31, 2006, the Company granted High Plains A&M, LLC (“HP A&M”) the right to receive ten percent (10%) of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 40,000 water taps (the “Tap Participation Fee”). As of February 28, 2009, there remain 38,947 taps subject to the Tap Participation Fee. The Tap Participation Fee is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the three or six months ended February 28, 2009 or February 29, 2008. However, the Company did make Tap Participation Fee payments to HP A&M during the three months ended February 29, 2008, as a result of non-irrigated land sales, which are described in Note 4 below.
The Tap Participation Fee was initially valued at approximately $45.6 million at the acquisition date using a discounted cash flow analysis of the projected future payments to HP A&M. The $55.8 million balance at February 28, 2009, includes approximately $11.1 million of imputed interest, recorded using the effective interest method. The Company estimates the value of the Tap Participation Fee by projecting new home development in the Company’s targeted service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver, Colorado metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver, Colorado metropolitan area. This development pattern was then applied to estimated future water tap fees calculated using historical water tap fees. Based on a weak new home construction market in the Denver metropolitan area, the Company updated its estimated discounted cash flow analysis as of February 28, 2009, which resulted in the following changes from the prior valuation model:
(i)	An increase in the overall future estimated Tap Participation Fee of approximately $4.6 million (from approximately $108.5 million to approximately $113.1 million);
(ii)	A decrease in the imputed effective interest rate from approximately 8.6% to approximately 6.3%;
(iii)	A decrease in the imputed interest expense for the three and six months ended February 28, 2009, of approximately $346,300, which equates to $.02 per basic and diluted share; and
(iv)	A decrease in the imputed interest expense for the year ending August 31, 2009 of approximately $1.1 million.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009
Actual new home development in the Company’s service area and actual future tap fees inevitably will vary significantly from the Company’s estimates which could have a material impact on the Company’s financial statements as well as its results of operations. An important component in the Company’s estimate of the value of the Tap Participation Fee, which is based on historical trends, is that the Company reasonably expects water tap fees to continue to increase in the coming years. Tap fees are a market based pricing metric which in part demonstrates the increasing costs to acquire new water supplies, thus a market metric which in part demonstrates the increasing value of the Company’s water assets. The Company continues to assess the value of the Tap Participation Fee liability whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee.
The Company imputes interest expense on the unpaid Tap Participation Fee using the effective interest method over the estimated development period utilized in the valuation of the liability. The Company imputed interest of approximately $841,000 and $2.0 million during the three and six months ended February 28, 2009, respectively, and the Company imputed interest of approximately $1.1 million and $2.1 million during the three and six months ended February 29, 2008, respectively.
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
Revenue Recognition
The Company’s revenue recognition policies have not changed since August 31, 2008, and therefore are more fully described in Note 2 to the Company’s financial statements contained in the Company’s 2008 Annual Report on Form 10-K.
The Company recognized approximately $3,600 of water tap fee revenues during each of the three month periods ended February 28, 2009 and February 29, 2008, related to the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”) entered into in August 2005. The Company recognized approximately $7,100 of water tap fee revenues during each of the six month periods ended February 28, 2009 and February 29, 2008, related to the County Agreement. In accordance with GAAP, the Company began recognizing the water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the Company’s 2008 Annual Report on Form 10-K) in its fiscal 2006. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the Comprehensive Amendment Agreement No. 1 (the “CAA”) as further described in Note 6 below.
The Company recognized approximately $10,400 of Special Facilities funding as revenue during each of the three month periods ended February 28, 2009 and February 29, 2008. The Company recognized approximately $20,800 of “Special Facilities” (defined in the Company’s 2008 Annual Report on Form 10-K) funding as revenue during each of the six month periods ended February 28, 2009 and February 29, 2008. This is the ratable portion of the “Special Facilities” funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 3 to the Company’s financial statements contained in the Company’s 2008 Annual Report on Form 10-K.
As of February 28, 2009, the Company has deferred recognition of approximately $1.5 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009
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
Recently Issued Accounting Pronouncements
The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. In the case where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. New pronouncements assessed by the Company recently are discussed below:
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not believe that the provisions of SFAS 162 will have a material impact on its financial statements.
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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009
Reclassifications
Certain amounts in the February 29, 2008 financial statements have been reclassified to conform to the current presentation.
NOTE 2 — FAIR VALUE MEASUREMENTS
Effective September 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (as amended) (“SFAS 157”), as it applies to its financial instruments, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. As permitted by FASB Statement of Position No. 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities The adoption of SFAS 157 for financial instruments did not have a material effect on the Company’s financial position, results of operations or cash flows for the three or six months ended February 28, 2009. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. Except for those assets and liabilities which are required to be recorded at fair value, the Company elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value.
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had none of these instruments at February 28, 2009.
Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U. S. Government agency obligations. The Company had none of these instruments at February 28, 2009.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at February 28, 2009.
The following table provides information on those assets and liabilities measured at fair value on a recurring basis as of February 28, 2009.

Fair Value Measurement Using:
			Quoted Prices in	Significant
			Active Markets	Other	Significant
			for Identical	Observable	Unobservable
	Carrying Value as of	Fair Value as of	Assets	Inputs	Inputs
	February 28, 2009	February 28, 2009	(Level 1)	(Level 2)	(Level 3)
Tap Participation Fee liability	$55,814,500	$55,814,500	$—	$—	$55,814,500
The Company maintains policies and procedures to value instruments using the best and most relevant data available. The fair value of the Company’s cash equivalents are based on the values reported by the financial institution where the funds are held. These securities primarily include money market funds and certificates of deposit. As further described in Note 1 above, the Tap Participation Fee liability is valued by projecting new home development in the Company’s targeted service area over an estimated development period.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009
The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring basis are discussed above. The methodologies for other financial assets and liabilities are discussed below.
Cash and Cash Equivalents: The carrying amount of cash and cash equivalents approximate fair value.
Accounts Receivable and Accounts Payable: The carrying amounts of accounts receivable and accounts payable approximate fair value due to the relatively short period to maturity for these instruments.
Notes Receivable and Construction Proceeds Receivable: The carrying amounts of the Company’s notes receivable and construction proceeds receivable approximate fair value as they bear interest at rates which are comparable to current market rates.
Assets Held for Sale: Assets held for sale are reported at the lesser of (i) the net book value or (ii) the estimated selling price less cost to sell the assets.
Investments in Water and Water Systems and Property and Equipment: These assets are carried at historical cost and require fair value charges to earnings when they are deemed to be impaired. During the six months ended February 28, 2009 and February 29, 2008, respectively we did not incur any impairment charges. Because the Company did not incur any impairment charges during the periods presented, the tabular disclosures required by SFAS 157 for assets and liabilities measured at fair value on a non-recurring basis are omitted.
Off-Balance Sheet Instruments: The Company’s off-balance sheet instruments consist entirely of the contingent portion of the CAA (described further in Note 7 below). Because repayment is contingent on the Sale of Export Water, the Company has determined it does not have a determinable fair value.
The following table presents the changes in Level 3 instruments measured on a recurring basis for the six months ended February 28, 2009.

	Fair Value Measurement at February 28, 2009 using
	Significant Unobservable Inputs (Level 3)
			Discount — to be
			imputed as
	Gross Estimated	Tap Participation	interest expense
	Tap Participation	Fee Reported	in future
	Fee Liability	Liability	periods
Balance at August 31, 2008	$108,449,300	$53,848,000	$54,601,300
Total gains and losses (realized and unrealized):
Imputed interest recorded as “Other Expense”	—	2,004,000	(2,004,000)
Increase in estimated value (to be realized in future periods)	4,714,387	—	4,714,387
Purchases, sales, issuances, payments, and settlements	(37,499)	(37,499)	—
Transfers in and/or out of Level 3	—	—	—

Balance at February 28, 2009	$113,126,188	$55,814,501	$57,311,687

NOTE 3 — MARKETABLE SECURITIES
All marketable securities held by the Company matured or were sold during the Company’s fiscal 2008. The funds were transferred to other temporary investments with original maturities of three months or less and are included in cash and cash equivalents on the balance sheet.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009
NOTE 4 — INVESTMENTS IN WATER AND WATER SYSTEMS
The Company’s investments in water and water systems consist of the following:

	February 28, 2009		August 31, 2008
		Accumulated		Accumulated
		Depreciation		Depreciation
	Costs	and Depletion	Costs	and Depletion
Arkansas River Valley assets	$81,232,769	$(683,533)	$81,232,769	$(544,126)
Rangeview water supply	14,248,897	(5,207)	14,192,298	(5,034)
Rangeview water system	167,720	(49,382)	167,720	(46,785)
Paradise water supply	5,532,619		5,528,818
Fairgrounds water and water system	2,899,863	(226,285)	2,899,863	(182,252)
Sky Ranch water supply	100,000		100,000
Water supply — other	5,307	(2,486)	5,307	(1,955)

Totals	104,187,175	(966,893)	104,126,775	(780,152)

Net investments in water and water systems	$103,220,282		$103,346,623

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 3 to the Company’s financial statements contained in the Company’s 2008 Annual Report on Form 10-K. Except the non-irrigated land sale described below, there have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three or six months ended February 28, 2009.
Non-irrigated land sales
During the three months ended February 28, 2009, the Company sold approximately 210 acres of non-irrigated land for a total of $37,499 in cash (net of approximately $2,200 of fees). This land was acquired from HP A&M pursuant to the Arkansas River Agreement. Because the Company assigned no value to the non-irrigated land at the acquisition date (the land was deemed to have a fair value of zero at the acquisition date), the proceeds to the Company are recorded as a gain on sale of land in the accompanying statement of operations. Pursuant to the Arkansas River Agreement, 100% of the proceeds from the sale of the non-irrigated land are required to be paid to HP A&M, which resulted in credits to the Tap Participation Fee equivalent to the sale of 18 water taps, which results in 38,947 taps remaining subject to the Tap Participation Fee.
NOTE 5 — HP A&M PROMISSORY NOTES
Certain of the properties the Company acquired from HP A&M are subject to outstanding promissory notes with principal and accrued interest totaling approximately $12.4 million and $12.8 million at February 28, 2009 and August 31, 2008. Additional information regarding these promissory notes, the circumstances under which the Company would be required to make payments pursuant to these notes and the accounting treatment of these notes is more fully described in Note 7 to the Company’s financial statements contained in the Company’s 2008 Annual Report on Form 10-K.
NOTE 6 — INVESTMENT IN, AND NOTE RECEIVABLE FROM, WELL ENHANCEMENT LLC
Effective January 30, 2007, the Company entered into an Operating Agreement with Energy Technologies, Inc. and Hydro Resources Holdings, Inc. (collectively the Company, Energy Technologies, Inc. and Hydro Resources Holdings, Inc. are referred to as the “LLC Owners”) to form Well Enhancement LLC. Well Enhancement LLC was established to develop a proprietary new deep water well enhancement tool and process which the LLC Owners believe will increase the efficiency of deep water wells in the Denver metropolitan area. Each of the LLC Owners holds a 1/3 interest in Well Enhancement LLC. The President of the Company acts as the manager of Well Enhancement LLC.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009
The Company uses the equity method to account for its investment in Well Enhancement LLC pursuant to Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (as amended) (“APB 18”) and Emerging Issues Task Force Issue No. 03-16, Accounting for Investments in Limited Liability Companies (“EITF 03-16”). As of February 28, 2009, as a result of the recognition of the Company’s 1/3 share of the losses of Well Enhancement LLC, the Company’s Investment in Well Enhancement and Recovery Systems, LLC account on its balance sheet has been reduced to zero. However, pursuant to APB 18, once the investment account was reduced to zero, the Company began recording its share of Well Enhancement LLC’s losses against the note receivable from Well Enhancement LLC described below. The investment account and the receivable account on the Company’s balance sheet include $87,000 of capital contributions made to date and the Company’s 1/3 share of the approximately $272,100 of net losses of Well Enhancement LLC from inception through February 28, 2009.
For the three months ended February 28, 2009 and February 29, 2008, the Company recorded approximately $3,700 and $200, respectively, of its share of Well Enhancement LLC’s losses. For the six months ended February 28, 2009 and February 29, 2008, the Company recorded approximately $6,500 and $800, respectively, of its share of Well Enhancement LLC’s losses. The net losses are primarily a result of research and development costs associated with the design of the well enhancement tool.
As of February 28, 2009, Well Enhancement LLC’s assets and liabilities consisted of the following approximate amounts:
Well Enhancement LLC Assets and Liabilities

Cash	$7,000
Accrued professional fees	$1,800
Notes payable — related parties, including accrued interest	$20,700
On October 27, 2008, the Company loaned Well Enhancement LLC $7,000 for use in its operations. The note receivable from Well Enhancement LLC carries simple interest at six percent (6%) per annum, and matures on October 27, 2011, with no payments due until maturity.
NOTE 7 — PARTICIPATING INTERESTS IN EXPORT WATER
The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990’s. The acquisition was consummated with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of approximately $11.1 million, which represents the cash the Company received and used to purchase its “Export Water,” which is described in greater detail in Note 3 to the Company’s financial statements contained in the Company’s 2008 Annual Report on Form 10-K. In return, the Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders. In accordance with EITF Issue No 88-18, Sales of Future Revenues, the obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability is not reflected on the Company’s balance sheet because the obligation to pay this is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.
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
As the proceeds from the sale of Export Water are received, and the amounts are remitted to the external CAA holders, the Company allocates a ratable percentage of this payment to the principal portion (the Participating Interests in Export Water Supply liability account) with the balance of the payment being charged to the contingent obligation portion. Because the original recorded liability, which was $11.1 million, was approximately 35% of the original total liability of $31.8 million, 35% of each payment remitted to the CAA holders is allocated to the recorded liability account. The remaining portion of each payment, or approximately 65%, is allocated to the contingent obligation, which is recorded on a net revenue basis.
In recent years, in order to reduce the long term impact of the CAA, the Company has repurchased various portions of the CAA obligations in priority. The Company did not make any CAA acquisitions during the three or six months ended February 28, 2009. The prior acquisitions are explained in detail in Note 5 to the Company’s financial statements contained in the Company’s 2008 Annual Report on Form 10-K.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009
As a result of the CAA acquisitions, and due to the sale of Export Water, as detailed in the table below, the total remaining potential third party obligation as of February 28, 2009 is approximately $1.2 million:

	Export	Initial Export	Total Potential	Paticipating
	Water	Water Proceeds	Third party	Interests
	Proceeds	to Pure Cycle	Obligation	Liability	Contingency
Original balances	—	$218,500	$31,807,732	$11,090,630	$20,717,102
Activity from inception until August 31, 2008:
Acquisitions	—	28,077,500	(28,077,500)	(9,789,983)	(18,287,517)
Option payments — Sky Ranch and The Hills at Sky Ranch	110,400	(42,280)	(68,120)	(23,754)	(44,366)
Arapahoe County tap fees *	532,968	(373,078)	(159,890)	(55,754)	(104,136)
Export Water sale payments	31,177	(21,824)	(9,353)	(3,263)	(6,090)

Balance at August 31, 2008	674,545	27,858,818	3,492,869	1,217,876	2,274,993
Fiscal 2009 activity:
Export Water sale payments	5,944	(4,161)	(1,783)	(622)	(1,161)

Balance at February 28, 2009	$680,489	$27,854,657	$3,491,086	$1,217,254	$2,273,832

*	The Arapahoe County tap fees are less the $34,522 royalty payment to the Land Board.
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
NOTE 8 — SHAREHOLDERS’ EQUITY
The Company maintains the 2004 Incentive Plan (the “Equity Plan”), which was approved by stockholders in April 2004. Executives, eligible employees and non-employee directors are eligible to receive options and restricted stock grants pursuant to the Equity Plan. Pursuant to the Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices and vesting periods determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. As of February 28, 2009, the Company has 1,395,811 common shares that can be granted to eligible participants pursuant to the Equity Plan.
Statement of Financial Accounting Standard No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and to expense the fair value over the vesting period of the grant. For additional information on the Equity Plan, including a summary of the significant assumptions, refer to the Company’s Form 10-K for the year ended August 31, 2008.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009
The following table summarizes the stock option activity for the Equity Plan for the six months ended February 28, 2009:

			Weighted-
			Average	Approximate
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Instrinsic
	Options	Exercise Price	Term	Value
Outstanding at beginning of period	155,000	$8.50
Granted	15,000	2.94
Exercised	—	—
Forfeited or expired	—	—

Outstanding at February 28, 2009	170,000	$8.00	7.0		*

Options exercisable at February 28, 2009	142,500	$8.50	6.6		*

*	Intrinsic value less than zero.
The following table summarizes the activity and value of non-vested options as of and for the six months ended February 28, 2009:

		Weighted-
		Average
	Number of	Grant Date
	Options	Fair Value
Non-vested options outstanding at beginning of period	27,500	$6.81
Granted	15,000	2.42
Vested	(15,000)	6.25
Forfeited	—	—

Non-vested options outstanding at February 28, 2009	27,500	$4.72

The total fair value of options vested during the three and six month periods ended February 28, 2009 and February 29, 2008, was approximately $93,700 and $67,700, respectively.
Stock-based compensation expense for the three months ended February 28, 2009 and February 29, 2008, was approximately $74,400 and $89,100, respectively. Stock-based compensation expense for the six months ended February 28, 2009 and February 29, 2008, was approximately $153,600 and $170,400, respectively.
At February 28, 2009, the Company has unrecognized expenses relating to non-vested options that are expected to vest totaling approximately $78,700. The weighted-average period over which these options are expected to vest is less than 1 year. The Company has not recorded any excess tax benefits to additional paid in capital.
There were no options exercised during the three or six months ended February 28, 2009.
In January 2009, the Company granted its directors options to purchase a combined 15,000 shares of the Company’s common stock pursuant to the Equity Plan. The options vest one year from the date of grant and expire ten years from the date of grant. The Company calculated the fair value of these options at approximately $36,300 using the Black-Scholes model with the following variables: weighted average exercise price of $2.94 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of eight years; estimated dividend rate of 0%; weighted average risk-free interest rate of 2.33%; weighted average stock price volatility of 91.6%; and an estimated forfeiture rate of 0%. The $36,300 of stock-based compensation is being expensed monthly over the vesting period.
In January 2008, the Company granted its directors options to purchase a combined 15,000 shares of the Company’s common stock pursuant to the Equity Plan. The options vest one year from the date of grant and expire ten years from the date of grant. The Company calculated the fair value of these options at approximately $93,600 using the Black-Scholes model with the following variables: weighted average exercise price of $7.50 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of eight years; estimated dividend rate of 0%; weighted average risk-free interest rate of 4.25%; weighted average stock price volatility of 90.6%; and an estimated forfeiture rate of 0%. The $93,600 of stock-based compensation was expensed monthly over the vesting period which was through January 2009.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009
Restricted Stock
On August 27, 2007, the Company granted 34,189 shares of restricted common stock to the President of the Company pursuant to the Equity Plan. Pursuant to SFAS 123(R), the Company is recognizing compensation expense on this grant based on the grant date fair value of the restricted stock. The grant date fair value of the restricted stock was based upon the market price of the Company’s common stock on the date of the grant. The grant date fair value is being amortized to compensation expense over the vesting term of two years. Because there has been no change in the status of the restricted stock, the Company omitted the status table, which is disclosed in Note 8 to the Company’s financial statements contained in the Company’s 2008 Annual Report on Form 10-K.
As of February 28, 2009, there was approximately $64,900 of unrecognized compensation expense related to restricted stock awarded under the Equity Plan, which is expected to be recognized during the Company’s fiscal 2009.
Loss per common share. Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 170,092 and 155,092 common share equivalents as of February 28, 2009 and February 29, 2008, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.
Comprehensive Loss. In addition to net loss, comprehensive loss includes the unrecognized changes in the fair value of marketable securities that are classified as available-for-sale as noted in the following table:

	Three Months Ended		Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Net loss	$(1,401,281)	$(1,649,677)	$(3,113,336)	$(3,544,674)
Unrealized gain on marketable securities	—	—	—	232

Comprehensive loss	$(1,401,281)	$(1,649,677)	$(3,113,336)	$(3,544,442)

In the Company’s fiscal 2008, the Company had marketable securities that were recorded as available-for-sale and therefore any unrecognized changes in the fair value of these marketable securities was included as a component of other comprehensive income. As described in Note 3, all of the Company’s marketable securities either matured or were sold during the year ended August 31, 2008. The Company invested these funds in cash equivalent accounts and therefore as of February 28, 2009 the only item included in comprehensive loss is the Company’s net loss.
NOTE 9 — RELATED PARTY TRANSACTIONS
The Company leases office space from the estate of the son of its former CEO, which is a greater than 5% stockholder. The Company leases the office space on a month-to-month basis for $1,000 per month.
See Note 6 regarding the $7,000 loan made to Well Enhancement LLC on October 27, 2008.
In 1995, the Company extended a loan to the District. The loan provided for borrowings of up to $250,000 is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at February 28, 2009) and matures on December 31, 2009. The approximately $501,700 balance of the note receivable at February 28, 2009, includes borrowings of approximately $229,300 and accrued interest of approximately $272,400. The approximately $494,800 balance of the note receivable at August 31, 2008, includes borrowings of approximately $229,300 and accrued interest of approximately $265,500.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2009
NOTE 10 — SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

	Six Months ended
	February 28, 2009	February 29, 2008
Increase in estimated Tap Participation Fee liability and related discount	$4,714,387	$3,867,321

Retirement of treasury stock	$—	$1,979,447

Common stock issued to acquire contingent obligations	$—	$1,905,277

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
Overview
The following sections focus on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:
•	Revenue generated from providing water and wastewater services;
•	Expenses associated with developing our water assets; and
•	Cash available to continue development of our water rights and service agreements.
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and our financial condition and should be read in conjunction with the accompanying financial statements and the notes thereto and the financial statements and the notes thereto contained in our 2008 Annual Report on Form 10-K. This overview summarizes the MD&A, which includes the following sections:
Our Business — a general description of our business, our services and our business strategy.
Results of Operations — an analysis of our results of operations for the periods presented in our financial statements.
Liquidity, Capital Resources and Financial Position — an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements.
Critical Accounting Policies and Estimates — a discussion of our critical accounting policies that require critical judgments, assumptions and estimates.
Our Business
Our Water Assets
Our water assets are comprised of the following annual entitlements which are described in greater detail in our 2008 Annual Report on Form 10-K:
•	Approximately 60,000 acre-feet of senior water rights in the Arkansas River and its tributaries;
•
Approximately 11,650 acre-feet of water located in Arapahoe County, Colorado at property known as the Lowry Range (an approximately 27,000 acre property located in Arapahoe County, Colorado, owned by State Board of Land Commissioners (the “Land Board”)), which we can “export” from the Lowry Range to supply water to nearby communities and developers in need of additional water supplies (this water asset is referred to as our “Export Water”);

•	Approximately 321 acre-feet of groundwater located in Arapahoe County acquired pursuant to an Agreement for Water Service (the “County Agreement”) with Arapahoe County (the “County”); and
•
Approximately 89 acre-feet of water located beneath Sky Ranch together with the right to purchase an additional 671 acre-feet of water (for a total of 760 acre-feet) pursuant to the Sky Ranch Agreements (however, see information on Sky Ranch bankruptcy in the Risk Factors section of the 2008 Annual Report on Form 10-K).

In addition to the water we own, we also control the following water assets in Colorado:
•
We have the exclusive rights to provide water and wastewater services to approximately 24,000 acres of the Lowry Range through 2081 using approximately 15,050 acre-feet of water. This water is required to be used specifically on the Lowry Range (collectively we refer to the 15,050 acre-feet of water designated for use on the Lowry Range and the 11,650 acre-feet of Export Water as our “Rangeview Water Supply”); and

•
We own conditional water rights in western Colorado that entitle us to build a 70,000 acre-foot reservoir to store Colorado River tributary water and a right-of-way permit from the U.S. Bureau of Land Management for property at the dam and reservoir site (collectively known as the “Paradise Water Supply”).

For further details on our current service agreements please refer to our 2008 Annual Report on Form 10-K.
We provide water and wastewater services utilizing water assets we own, concentrating our services to customers along the Front Range of the metropolitan Denver area. We currently provide water services to approximately 247 single-family-equivalent water connections and 157 single-family-equivalent wastewater connections located in the southeastern Denver metropolitan area. We plan to utilize our significant water assets, which are summarized below, to provide residential/commercial water and wastewater services to other customers located along the Front Range, principally targeting the “I-70 corridor” which is located east of downtown Denver and south of the Denver International Airport. This area is predominately undeveloped and is expected to experience substantial growth over the next 30 years. Our ability to increase our customer base is dependent on new development in our targeted service area and on our ability to enter into contracts to deliver water and wastewater service with land owners, land developers, home builders, and municipalities.
We own nearly 12,000 acre-feet per year of decreed groundwater and surface water rights in the Denver area and have the exclusive rights to use, through the year 2081, approximately 16,700 acre-feet per year of decreed groundwater and surface water located at the Lowry Range (the Lowry Range is described in further detail in Item 1 of our 2008 Annual Report on Form 10-K). In addition to these Denver based assets, we also own approximately 60,000 acre-feet per year of Arkansas River water that is currently being used to irrigate approximately 17,000 acres of land owned by the Company in southeastern Colorado and 70,000 acre-feet of conditionally decreed Colorado River water rights on the western slope of Colorado.
We contract with land owners, land developers, home builders, cities, and municipalities to design, construct, operate and maintain water and wastewater systems using our balanced water portfolio consisting of surface water and groundwater supplies, surface water storage, alluvial aquifer storage, and reclaimed water supplies. We generate cash flows and revenues by (i) selling taps (connections) to our water and wastewater systems and/or (ii) monthly service fees and consumption charges from metered deliveries. Tap fee (connection) charges are a one-time fee typically paid by developers which are used to recoup the cost of the Company’s water rights and for construction of the various facilities required to withdraw, store, treat and deliver water to customers and reclaim, store, treat and deliver treated effluent water to satisfy irrigation demands. Monthly service fees and consumption charges from metered deliveries of water and flat monthly fees for wastewater are paid by customers — homeowners, business owners or consumers of water and wastewater services. Monthly service fees include (i) base monthly fees, (ii) monthly metered water usage fees (both potable and irrigation uses which are charged at different rates) and (iii) other service related fees.
We did not sell any water taps or wastewater taps during the three or six months ended February 28, 2009 and February 29, 2008. We received approximately $23,400 and $26,100 from the sale of water during the three months ended February 28, 2009 and February 29, 2008, respectively, and we received $56,500 and $65,100, respectively, from the sale of water during the six months ended February 28, 2009 and February 29, 2008, respectively. We received approximately $16,700 from monthly wastewater service fees during both three month periods presented, and approximately $33,500 from monthly wastewater service fees during both six month periods presented. Currently all monthly water and wastewater fees are generated utilizing our “Rangeview Water Supply” which is defined below. See Critical Accounting Policies below regarding our revenue recognition policies for tap fees and construction fees.

The water rights we own in the Arkansas River in southeastern Colorado are currently being used for agricultural purposes on farms that we own, which are being leased to area farmers. Pursuant to agreements we entered into with High Plains A&M, LLC (“HP A&M”), described in greater detail in Note 3 to the financial statements contained in our 2008 Annual Report on Form 10-K, the management of these farm leases is being performed by HP A&M through August 31, 2011. After that date, depending on certain factors described in Note 3 to the financial statements contained in our 2008 Annual Report on Form 10-K, HP A&M may extend the management services agreement, or we may assume management of the farms. Pursuant to the farm management agreement, while HP A&M is managing the leases, HP A&M is responsible for all expenses associated with maintaining the leases with the exception of the water assessment fees paid to the Fort Lyon Canal Company (“FLCC”), which are borne by us. The FLCC is the canal that supplies the water to the farms. As compensation for their farm management responsibilities, HP A&M retains all lease and other income associated with the farms and the water used thereon.
Since our Arkansas River water is currently being used for agricultural purposes, in order to use this water for municipal purposes we must file a change of use application with the Colorado Water Court. This will likely be a long-term process, which may extend from one to more than three years, and require a substantial amount of capital for legal and engineering services. If we successfully change the use of our water rights to include municipal uses, we would then need to construct a pipeline and other infrastructure to transport the water to the Front Range, which could cost in excess of $500 million. We have not yet filed a change of use application. However, we are diligently working with local interests to determine the least intrusive method of transferring water off our farms to serve customers along the Front Range. We are conducting a rotational crop study program and participating in discussions with area interests including the Lower Arkansas Valley Super Ditch (“Super Ditch”), which is a group of Arkansas Valley irrigators that have assembled to study alternatives to traditional “buy and dry” agricultural to municipal water transfers. See also our Risk Factors in our 2008 Annual Report on Form 10-K for additional information on the risks associated with a water transfer case and other risks associated with the Arkansas River water.
Recent Developments:
Lowry Range
On January 9, 2009, the developer of the Lowry Range terminated its development agreement with the Land Board. We are not aware of any other projects planned by the Land Board and it may be some time before the Land Board commences another project. See Risk Factors below for additional discussion of the latest developments at the Lowry Range.
Sky Ranch
As reported in our 2008 Annual Report on Form 10-K, in 2007 the developer of Sky Ranch filed for Chapter 11 bankruptcy protection. We have filed claims with the bankruptcy court related to the water service agreements and groundwater purchase agreement, and the Sky Ranch development is subject to foreclosure by a bank holding a security interest in the development. Until these matters are resolved, we will not be able to sell taps or water at Sky Ranch. The timing of the resolution of these matters is not within our control and is not predictable. For further information see Risk Factors in our 2008 Annual Report on Form 10-K.

Results of Operations
Executive Summary
The results of our operations for the three months ended February 28, 2009 and February 29, 2008 are as follows:
Summary Table 1

	Three Months Ended:
	February 28, 2009	February 29, 2008	$ Change	% Change
Millions of gallons of water delivered	3.4	4.9	(1.5)	-31%
Water revenues generated	$23,400	$26,100	$(2,700)	-10%
Operating costs to deliver water	$8,900	$14,200	$(5,300)	-37%
(excluding depreciation and depletion)
Water delivery gross margin %	62%	46%

Wastewater treatment revenues	$16,700	$16,700	$—	0%
Operating costs to treat wastewater	$6,100	$4,400	$1,700	39%
Wastewater treatment gross margin %	63%	74%

General and administrative expenses	$561,100	$570,900	$(9,800)	-2%

Net losses	$1,401,300	$1,649,700	$(248,400)	-15%
The results of our operations for the six months ended February 28, 2009 and February 29, 2008 are as follows:
Summary Table 2

	Six Months Ended:
	February 28, 2009	February 29, 2008	$ Change	% Change
Millions of gallons of water delivered	11.6	15.5	(3.9)	-25%
Water revenues generated	$56,500	$65,100	$(8,600)	-13%
Operating costs to deliver water	$27,700	$29,400	$(1,700)	-6%
(excluding depreciation and depletion)
Water delivery gross margin %	51%	55%

Wastewater treatment revenues	$33,500	$33,500	$—	0%
Operating costs to treat wastewater	$11,600	$8,600	$3,000	35%
Wastewater treatment gross margin %	65%	74%

General and administrative expenses	$1,092,400	$1,222,400	$(130,000)	-11%

Net losses	$3,113,300	$3,544,700	$(431,400)	-12%
Water and Wastewater Usage Revenues
Our water service charges include a base monthly fee and a usage fee which is based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established based on the average of three surrounding communities as specified in our agreements with the Land Board.
Our wastewater customers are charged flat monthly fees based on their number of tap connections.
Comparison of usage fees and gross margins
Water deliveries for the three and six months ended February 28, 2009, decreased 31% and 25%, respectively, over the comparable periods in 2008. As a result of the poor economy, our commercial customers are experiencing decreased levels of business which in turn results in reduced water demands and reduced water usage fees.
Despite the decreased usage, water operating gross margins for the three months ended February 28, 2009 increased 16%, while the water operating gross margins for the six months ended February 28, 2009 decreased 4% over comparable periods in 2008. The increased gross margin during the three months ended February 28, 2009 was mainly a result of lower energy usage due to our efforts to conserve energy and reduce the use of our groundwater pumps during the low water usage non-irrigation season. The decrease in gross margin for the six month period ended February 28, 2009 was mainly due to tri-annual testing fees incurred during our first fiscal quarter.

Wastewater operation gross margins for the three and six months ended February 28, 2009 decreased 11% and 9%, respectively over the comparable period in 2008. These decreases are mainly a result of higher testing costs during the current fiscal year and higher energy costs over the prior year, which cannot be controlled to the same extent as water energy costs.
Tap Fees
We recognized approximately $3,600 of water tap fee revenues during each of the three month periods ended February 28, 2009 and February 29, 2008, related to the County Agreement. We recognized approximately $7,100 of water tap fee revenues during each of the six month periods ended February 28, 2009 and February 29, 2008, related to the County Agreement. In accordance with GAAP, we began recognizing the water tap fees as revenue ratably over the estimated service period upon completion of the Wholesale Facilities in fiscal 2006. The water tap fees to be recognized over this period are net of the royalty payments to the Land Board and amounts paid to third parties pursuant to the Comprehensive Amendment Agreement No. 1 (the “CAA”) as further described in Note 7 to the accompanying financial statements.
We recognized approximately $10,400 of Special Facilities funding as revenue during each of the three month periods ended February 28, 2009 and February 29, 2008. We recognized approximately $20,800 of Special Facilities funding as revenue during each of the six month periods ended February 28, 2009 and February 29, 2008. This is the ratable portion of the “Special Facilities” funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 3 to the financial statements contained in our 2008 Annual Report on Form 10-K.
As of February 28, 2009, we have deferred recognition of approximately $1.5 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.
General and Administrative Expenses
General and administrative expenses for the three and six months ended February 28, 2009 decreased 2% and 11%, respectively, over the comparable periods in 2008. These decreases were a result of our cost reduction efforts in response to the overall downturn of the economy, and the delay in the development of the Lowry Range as a result of the developers’ withdrawal from its development agreement with the Land Board.
Our general and administrative expenses for the three months ended February 28, 2009 and February 29, 2008, respectively, are comprised of approximately:
•
$199,000 and $213,900 of salary and salary related expenses, including approximately $74,400 and $89,100, respectively, of stock-based compensation expenses recognized pursuant to Statement of Financial Accounting Standard No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”),

•	$91,600 and $90,000 of fees and insurance premiums related to our board of directors,
•
$82,600 and $77,400 of water assessment expenses associated with the FLCC, which is the canal system that provides water to the farms we own in the Arkansas River Valley in southern Colorado and is described further in the Liquidity and Capital Resources section below,

•	$66,000 and $26,400 of professional fees, which increased as a result of the Lowry Range negotiations,
•	$28,920 and $39,800 of consulting fees, generally related to negotiations with the Lowry Range project and other pending water service agreements, and
•	$20,900 and $25,400 of expenses associated with being a public company, generally related to press releases, NASDAQ listing fees, EDGAR filing fees, etc.
Our general and administrative expenses for the six months ended February 28, 2009 and February 29, 2008, respectively, are comprised of approximately:
•	$398,500 and $412,900 of salary and salary related expenses, including approximately $153,600 and $170,400, respectively, of stock-based compensation expenses recognized pursuant to SFAS 123(R),
•	$112,200 and $106,000 of fees and insurance premiums related to our board of directors,
•	$174,200 and $166,700 of water assessment expenses associated with the FLCC,

•	$192,300 and $136,200 of professional fees, increase is mainly attributable to the Lowry Range negotiations,
•	$62,500 and $152,700 of consulting fees, decrease is mainly related to the reduction of consultants due to the developer withdrawing from the development agreement with the Land Board, and
•	$36,300 and $104,400 of expenses associated with being a public company, decrease mainly due to the reincorporation into Colorado, which resulted in the avoidance of Delaware franchise fees.
Other Income and Expenses
Interest income totaled approximately $22,300 and $70,700 for the three months ended February 28, 2009 and February 29, 2008, respectively. Interest income totaled approximately $57,600 and $197,700 for the six months ended February 28, 2009 and February 29, 2008, respectively. This represents interest earned on the temporary investment of capital, interest accrued on our notes receivable from related parties and interest accrued on the construction proceeds receivable from Arapahoe County. The decrease is due to the continued decline in interest rates both on our invested capital and for the notes receivable from related parties due to lower interest rates. Our temporary investments are invested in overnight money market funds related to treasury obligations and subsequent to February 28, 2009, we invested approximately $3.0 million in certificates of deposit with scheduled maturities and set interest rates, and therefore, our temporary investments are not subject to market risks. Our certificates of deposit are held by various financial institutions in amounts less than federally insured limits.
Imputed interest expense related to the Tap Participation Fee payable to HP A&M totaled approximately $841,000 and $1.1 million for the three months ended February 28, 2009 and February 29, 2008, respectively. Imputed interest expense related to the Tap Participation Fee payable to HP A&M totaled approximately $2.0 million and $2.1 million for the six months ended February 28, 2009 and February 29, 2008, respectively. This represents the expensed portion of the difference between the relative fair value of the liability and the net present value of the liability recognized under the effective interest method. See also Note 1 to the accompanying financial statements for discussion on the revaluation of the Tap Participation Fee and the impact to the February 28, 2009 financial statements.
During the six months ended February 28, 2009, we received a $5,000 land use payment from an energy company searching for natural gas on certain of our Arkansas Valley properties and we received $600 for our engineer providing water system consulting services for a local golf course.
Net losses for the three and six months ended February 28, 2009 decreased approximately 15% and 12%, respectively, over the comparable periods in 2008. The reason for the decreases is attributable to the changes in the operating items described above, and during the three months ended February 28, 2009, we recognized approximately $37,500 of gains related to the sale of non-irrigated land we owned in the Arkansas River Valley in Southern Colorado.
Liquidity and Capital Resources
At February 28, 2009, we had working capital (current assets less current liabilities) of approximately $4.5 million, and cash and cash equivalents totaling approximately $4.4 million. We believe that at February 28, 2009, we have sufficient working capital and cash and cash equivalents to fund our operations for the next year. However, there can be no assurance that we will be successful in marketing the water from our primary water projects which we require to fund our long-term operations. In order to generate working capital to support our operations, we may incur additional short or long-term debt or seek to sell additional equity securities. We have an effective shelf registration statement pursuant to which we may elect to sell up to another $5.7 million of stock at any time and from time to time.
Development of the water that we own, have rights to use, or may seek to acquire, will require substantial capital investments. We anticipate that capital required for the development of the water and wastewater systems will be financed through the sale of water taps to developers. A water tap fee refers to a charge we impose to fund construction of “Wholesale Facilities” (“Wholesale Facilities” are further defined in our 2008 Annual Report on Form 10-K) and permit access to our water delivery system. We anticipate tap fees will be sufficient to generate funds with which we can design and construct the necessary Wholesale Facilities. However, once we receive tap fees from a developer, we are contractually obligated to construct the Wholesale Facilities for the taps paid for, even if our costs are not covered by the fees we receive. We cannot assure you that these sources of cash will be sufficient to cover all our capital costs.

On a monthly basis, water customers are charged a flat base fee and usage fees, generally charged per 1,000 gallons of water delivered to the customer, and wastewater customers are charged flat monthly service fees. These fees are used to fund on-going operational expenses, including general and administrative expenses.
As further described in our 2008 Annual Report on Form 10-K, Critical Accounting Policies below and Note 1 to the accompanying financial statements, pursuant to the Arkansas River Agreement we agreed to pay HP A&M 10% of our water tap fees received on the sale of the next 40,000 water taps (the “Tap Participation Fee”). As of February 28, 2009, we have estimated the ultimate value of the Tap Participation Fee payable to HP A&M at approximately $113.1 million. The balance reflected on the accompanying balance sheet of $55.8 million excludes the discount of $57.3 million based on a discounted cash flow valuation analysis, which was originally prepared at August 31, 2006, and was updated as of February 28, 2009. See Note 1 in the accompanying financial statements for the impact of the revaluation. The actual amount to be paid could exceed our estimates. Tap participation payments are not payable to HP A&M until we receive water tap fee payments. We did not sell any taps, but did make Tap Participation Fee payments during the three months ended February 28, 2009 related to the sale of non-irrigated property, and there remain 38,947 taps subject to the Tap Participation Fee as of February 28, 2009.
We are obligated to pay annual water assessment charges to the FLCC, which are fees assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal — the agricultural delivery canal for our Arkansas River water. The payments are due in three payments to the FLCC each calendar year. In December 2008, the board of the FLCC approved a decrease to the calendar 2009 assessments from $15.00 per share to $14.50 per share, which equates to a decrease in our water assessments from approximately $325,000 per year to approximately $314,000 per year.
Repayment of all related party and non-related debt
At February 28, 2009, we had no outstanding related party or non-related party debt.
Operating Activities
Operating activities include revenues we receive from the provision of water and wastewater services to our customers, costs incurred in the delivery of those services, general and administrative expenses, and depletion/depreciation expenses.
Cash used by operating activities was approximately $836,500 and $678,600 for the six months ended February 28, 2009 and February 29, 2008, respectively. Despite the decreases in our general and administrative expenses and our net operating losses as described above, cash used by operations increased $157,900 , or 23%, period over period. This is mainly due to a decrease in interest earned on our temporary investments of capital and an increase in professional fees mainly related to the Lowry Range negotiations. In addition, our prepaid expenses increased approximately $60,200 since August 31, 2008, which is a result mainly of annual dues which are paid early in the calendar year and then expensed throughout the fiscal year.
We incurred approximately $190,400 and $191,500 of depreciation, depletion and other non-cash charges during the six months ended February 28, 2009 and February 29, 2008, respectively, which is a change of less than 5%.
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
Investing activities used approximately $42,600 during the six months ended February 28, 2009, predominately for investments in water supplies and systems and the purchase of property and equipment. Investing activities provided approximately $598,200 for the six months ended February 29, 2008. The 2008 investing cash flows were positively impacted by the sale or maturity of approximately $790,700 of available-for-sale securities, which are now included in cash and cash equivalents and therefore no longer impact the investing cash flows. Without the effects of the sale or maturity of the available-for-sale securities, investing activities would have used approximately $192,300 during the six months ended February 29, 2008, entirely for investments in water supplies and systems and the purchase of property and equipment.

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
Financing Activities
Financing activities provided approximately $2,400 during the six months ended February 28, 2009, predominately due to approximately $41,100 of construction proceed payments received from Arapahoe County, which were offset by the approximately $37,500 Tap Participation Fee payments made to HP A&M related to the sale of the non-irrigated land. Financing activities used approximately $27,900 during the six months ended February 29, 2008. This was mainly due to the repayment of approximately $26,600 of related party debt.
Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist entirely of the CAA, which is more fully described in Note 5 to the financial statements contained in our 2008 Annual Report on Form 10-K, and in Note 7 to the accompanying financial statements.
Recently Issued and Recently Adopted Accounting Pronouncements
See Note 1 to the accompanying financial statements regarding recently issued and recently adopted accounting pronouncements.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.
The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the timing of revenue recognition, the impairment analysis of our water rights, management’s valuation of the Tap Participation Fee, and stock-based compensation. Below is a summary of these critical accounting policies.
Revenue Recognition
Our revenues consist mainly of tap fees and monthly service fees. In accordance with applicable GAAP, as detailed in our 2008 Annual Report on Form 10-K, proceeds from tap sales are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. Tap fees derived from agreements for which we construct infrastructure the customer will own are recognized in accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), whereby we recognize tap fees as revenue and costs of construction based on the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to SOP 81-1 during the three or six months ended February 28, 2009 or February 29, 2008, respectively.

Tap fees derived from agreements for which we own the infrastructure are recognized in accordance with Staff Accounting Bulletin No. 104 Revenue Recognition (“SAB 104”), whereby the up-front fees are recognized as revenue ratably over the estimated service life. Although the cash will be received up-front, and most construction will be completed within one year of receipt of the proceeds, revenue recognition may occur over 30 years or more. Management is required to estimate the service life and currently the service life of the tap fees is based on the estimated useful life of the assets constructed with the tap fees. The “useful life” of the asset is based on management’s estimation of an accounting based useful life and may not have any correlation to the actual life of the asset or the actual service life of the tap. This is deemed a reasonable recognition life of the revenues because the depreciation of the assets constructed generating those revenues will be matched with the revenues.
Impairment of Water Assets and Other Long-Lived Assets
In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we review our long-lived assets for impairment at least annually or whenever management believes events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated future undiscounted net cash flows we expect to be generated by the eventual use of the asset. If such assets are considered to be impaired and therefore the costs of the assets deemed to be unrecoverable, the impairment to be recognized would be the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.
We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.
Our Front Range and Arkansas River Water Rights
We determine the undiscounted cash flows for our Denver based assets and the Arkansas River Valley assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs, inevitably will vary from our estimates, which could have a material impact on our financial statements as well as our results of operations. We last performed an impairment analysis as of August 31, 2008, and determined that our Rangeview and Arkansas River water assets were not impaired and their costs were deemed recoverable in accordance with SFAS 144. Our impairment analysis is based on development occurring within areas that we have service agreements (e.g. Sky Ranch and the Lowry Range) as well as surrounding areas including the Front Range, and the I-70 corridor. Although the withdrawal of the Lowry Range developer, the Sky Ranch bankruptcy filing, and accounting for changes in the housing market throughout the Front Range have delayed our estimated tap sale projections, they do not alter our water ownership structure nor service obligation to these properties. We anticipate updating our impairment analysis as of August 31, 2009 unless other events or circumstances warrant an update prior to that planned update.
Our Paradise Water Rights
Every six years the Paradise Water Supply is subject to a Finding of Reasonable Diligence review by the water court and the State Engineer. For a favorable finding, the water court must determine that we continue to diligently pursue the development of the water rights. If the water court is unable to make such a finding, our right to the Paradise Water Supply would be lost and we would be required to impair the Paradise Water Supply asset. The most recent diligence review was started in our fiscal 2005 and was completed in 2008, but not without objectors and not without us having to agree to certain stipulations to remove the objections. In order to continue to maintain the Paradise water right, over the next six years we must (i) select an alternative reservoir site; (ii) file an application in Water Court to change the place of storage; (iii) identify specific end users and place(s) of use of the water; and (iv) identify specific source(s) of the water rights for use. We fully intend to meet the stipulations by the date of the next diligence review.
For our Paradise Water Supply, we determined the undiscounted cash flows by estimating the proceeds we could derive from the leasing of the water rights to commercial, industrial, and agricultural users along the western slope of Colorado, and based on the impairment analysis we completed pursuant to SFAS 144 as of August 31, 2008, we believe the Paradise Water Supply is not impaired and the costs are deemed recoverable. We anticipate updating our impairment analysis as of August 31, 2009 unless other events or circumstances warrant an update prior to that planned update.

Tap Participation Fee
On August 31, 2006, we acquired 60,000 acre-feet of Arkansas River water along with approximately 17,000 acres of real property and other associated rights from HP A&M. Along with common stock issued to HP A&M, we agreed to pay HP A&M 10% (this may increase to 20% under circumstances described in Note 7 to the financial statements contained in our 2008 Annual Report on Form 10-K) of our tap fees on the sale of the next 40,000 water taps, of which 38,947 water taps remain to be paid as of February 28, 2009. The Tap Participation Fee is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased in the HP A&M acquisition. The Tap Participation Fee liability is valued by estimating new home development in our service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver metropolitan area. This development pattern was then applied to estimated future water tap fees determined by using historical water tap fee trends. Based on updated new home activity in the Denver metropolitan area, we updated the estimated discounted cash flow analysis as of February 28, 2009. Actual new home development in our service area and actual future tap fees inevitably will vary significantly from our estimates which could have a material impact on our financial statements as well as our results of operations. An important component in our impairment analysis, which is based on historical trends, is that we reasonably expect water tap fees to continue to increase in the coming years. Tap fees are a market based pricing metric which in part demonstrates the increasing costs to acquire new water supplies, thus a market metric which in part demonstrates the increasing value of our water assets. We continue to assess the value of the Tap Participation Fee liability whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee.
Obligations Payable by HP A&M
Certain of the properties we acquired pursuant to the Arkansas River Agreement are subject to outstanding promissory notes with principal and accrued interest totaling approximately $12.4 million at February 28, 2009. These notes are secured by deeds of trust on the properties. We did not assume any of these promissory notes and are not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. However, in the event of default by HP A&M, we may make payments on any or all of the notes and cure any or all defaults. If we do not cure the defaults, we will lose the properties securing the defaulted notes. If HP A&M defaults on the promissory notes, we can foreclose on a defined amount of Pure Cycle stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Although the likelihood of HP A&M defaulting on the notes is deemed remote, which is the primary reason these notes are not reflected on our balance sheet, we continue to monitor the status of the notes for any indications of default. We are not aware of any defaults by HP A&M as of February 28, 2009.
Stock based compensation
We recognize stock-based compensation expense pursuant to Statement of Financial Accounting Standard No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”). SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and to expense the fair value over the vesting period of the grant. The fair value of share-based payments requires management to estimate/calculate various inputs such as the volatility of the underlying stock, the expected dividend rate, the estimated forfeiture rate and an estimated life of each option. These assumptions are based on historical trends and estimated future actions of option holders and may not be indicative of actual events which may have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
General
Pure Cycle has limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows, such exposure is due primarily to changing interest rates.
Interest Rates
The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of February 28, 2009, we no longer have any investments which are subject to market risks as our capital is invested entirely in overnight money market funds, which were transferred to certificates of deposit with stated maturities and locked interest rates subsequent to our quarter end. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedure
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of February 28, 2009, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control Over Financial Reporting and Management’s Remediation Initiatives
None

PART II
Item 1A. Risk Factors
Our business, operations, and financial condition are subject to significant risks. These risks include those listed in our 2008 Annual Report on Form 10-K and as set forth below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in these risk factors actually occurs, our business could be materially adversely affected. These risks should be read in conjunction with the other information set forth in this report and our 2008 Annual Report on Form 10-K.
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
Lowry Range
As we reported in a Form 8-K filed with the Commission on January 9, 2009, the developer of the Lowry Range terminated its development agreement with the Land Board. We are not aware of any other projects planned by the Land Board and it may be some time before the Land Board commences another project, Moreover, there can be no assurance that development will occur or that water sales will occur on acceptable terms or in the amounts or time required for us to support our costs of operation.
Additionally, the City of Aurora (“Aurora”) applied for the right to store water in certain reservoir sites, on the Lowry Range, in the District Court, Water Division I, State of Colorado (the “Water Court”). In that proceeding, Aurora applied for the right to store water in certain reservoir sites on the Lowry Range which had previously been adjudicated by the District and the Land Board dating back to 1988. While Aurora has been unsuccessful so far in obtaining rights to the adjudicated reservoirs under the Lease, additional legal action may become necessary to enforce our rights to the reservoirs and to provide water and wastewater service to the Lowry Range. If additional legal proceedings become necessary and our rights under the Lease are adversely ruled upon in such legal proceedings, it could materially adversely impact the value of our interests, including the value of our Rangeview Water Supply.
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

Item 4. Submission of Matters to a Vote of Security Holders
We held our Annual Stockholders’ meeting on January 13, 2009, at which, the following matters were voted upon and adopted by stockholders:

	Voted:
	For	Against	Abstain	Non-Votes
1. Election of Directors
Mark W. Harding	17,080,939	1,048,307	—	—
Harrison H. Augur	17,413,687	715,559	—	—
Mark D. Campbell	10,582,412	7,546,834	—	—
Arthur G. Epker III	17,413,817	715,429	—	—
Richard L. Guido	17,412,422	716,824	—	—
Peter C. Howell	17,413,837	715,409	—	—
George M. Middlemas	16,279,020	1,850,226	—	—

2. Ratification of the appointment of GHP
Horwath P.C. as independent auditors for fiscal 2009	18,088,976	2,866	37,404	—
Item 6. Exhibits

Exhibits

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
PURE CYCLE CORPORATION

/s/ Mark W. Harding Mark W. Harding President and Chief Financial Officer
April 9, 2009

EXHIBIT INDEX

Exhibits

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.