Form 10-Q
period 2009-05-31
PURE CYCLE CORP
filed 2009-07-10
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company filer (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 8, 2009:

Common stock, 1/3 of $.01 par value	20,206,566

(Class)	(Number of Shares)

PURE CYCLE CORPORATION
INDEX TO MAY 31, 2009 FORM 10-Q

PURE CYCLE CORPORATION
BALANCE SHEETS

	(unaudited)
	May 31, 2009	August 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$946,881	$5,238,973
Marketable securities	3,000,636	—
Trade accounts receivable	46,253	71,401
Prepaid expenses	211,695	127,018
Current portion of construction proceeds receivable	64,783	64,783

Total current assets	4,270,248	5,502,175

Investments in water and water systems, net	103,176,549	103,346,623
Construction proceeds receivable, less current portion	427,960	467,102
Notes receivable — related parties, including accrued interest:
Rangeview Metropolitan District	504,761	494,799
Well Enhancement and Recovery Systems, LLC	2,934	—
Assets held for sale	77,940	77,940
Property and equipment, net	15,990	8,005
Investment in Well Enhancement and Recovery Systems, LLC	—	2,759

Total assets	$108,476,382	$109,899,403

LIABILITIES
Current liabilities:
Accounts payable	$23,243	$37,585
Accrued liabilities	118,691	70,478
Deferred revenues	55,800	55,800

Total current liabilities	197,734	163,863

Deferred revenues, less current portion	1,460,058	1,501,910
Participating Interests in Export Water Supply	1,216,905	1,217,876
Tap Participation Fee payable to HP A&M, net of $56.5 million and $54.6 million discount	56,650,329	53,848,000

Total liabilities	59,525,026	56,731,649

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:	433	433
Par value $.001 per share, 25 million shares authorized; Series B — 432,513 shares issued and outstanding (liquidation preference of $432,513)
Common stock:	67,360	67,360
Par value 1/3 of $.01 per share, 40 million shares authorized; 20,206,566 shares issued and outstanding
Additional paid-in capital	92,146,903	91,928,398
Accumulated comprehensive income	3,636	—
Accumulated deficit	(43,266,976)	(38,828,437)

Total shareholders’ equity	48,951,356	53,167,754

Total liabilities and shareholders’ equity	$108,476,382	$109,899,403

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended:
	May 31, 2009	May 31, 2008
Revenues:
Metered water usage	$31,820	$36,869
Wastewater treatment fees	16,744	16,744
Recognition of deferred revenues:
Special facility funding	10,377	10,377
Water tap fees	3,574	3,574

Total revenues	62,515	67,564

Cost of revenues:
Water service operations	(10,232)	(9,233)
Wastewater service operations	(4,495)	(4,921)
Depletion and depreciation	(22,131)	(22,121)

Total cost of revenues	(36,858)	(36,275)

Gross margin	25,657	31,289

Expenses:
General and administrative expenses	(455,532)	(588,024)
Depreciation	(73,243)	(73,251)

Operating loss	(503,118)	(629,986)

Other income (expense):
Gain on sale of land	22,172	—
Interest income	12,863	52,748
Other	1,500	—
Share of losses of Well Enhancement and Recovery Systems, LLC	(620)	(37,128)
Interest imputed on the Tap Participation Fee payable to HP A&M	(858,000)	(1,114,000)

Net loss	$(1,325,203)	$(1,728,366)

Net loss per common share — basic and diluted	$(0.07)	$(0.09)

Weighted average common shares outstanding — basic and diluted	20,206,566	20,206,566

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended:
	May 31, 2009	May 31, 2008
Revenues:
Metered water usage	$88,354	$101,986
Wastewater treatment fees	50,232	50,232
Recognition of deferred revenues:
Special facility funding	31,131	31,131
Water tap fees	10,722	10,722

Total revenues	180,439	194,071

Cost of revenues:
Water service operations	(37,973)	(38,673)
Wastewater service operations	(16,113)	(13,532)
Depletion and depreciation	(66,338)	(66,240)

Total cost of revenues	(120,424)	(118,445)

Gross margin	60,015	75,626

Expenses:
General and administrative expenses	(1,547,922)	(1,810,442)
Depreciation	(218,808)	(219,985)

Operating loss	(1,706,715)	(1,954,801)

Other income (expense):
Interest income	70,481	250,402
Gain on sale of land	59,671	—
Land use payment	5,000	—
Other	2,099	—
Share of losses of Well Enhancement and Recovery Systems, LLC	(7,075)	(37,945)
Interest imputed on the Tap Participation Fee payable to HP A&M	(2,862,000)	(3,255,000)
Loss on extinguishment of contingent obligations and debt	—	(273,723)
Loss on sales of marketable securities	—	(1,973)

Net loss	$(4,438,539)	$(5,273,040)

Net loss per common share — basic and diluted	$(0.22)	$(0.26)

Weighted average common shares outstanding — basic and diluted	20,206,566	20,182,668

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended:
	May 31, 2009	May 31, 2008
Cash flows from operating activities:
Net loss	$(4,438,539)	$(5,273,040)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest on Tap Participation Fee payable to HP A&M	2,862,000	3,255,000
Depreciation, depletion and other non-cash items	286,119	287,584
Stock-based compensation expense included with general and administrative expenses	218,505	263,761
Share of losses of Well Enhancement and Recovery Systems, LLC	7,075	37,945
Interest added to notes receivable — related parties:
Rangeview Metropolitan District	(9,962)	(15,019)
Well Enhancement and Recovery Systems, LLC	(250)	—
Interest added to construction proceeds receivable	(22,505)	(23,024)
Gain on sale of land	(59,671)	—
Loss on extinguishment of contingent obligations and debt	—	273,723
Loss on sales of marketable securities	—	1,973
Changes in operating assets and liabilities:
Trade accounts receivable	25,148	18,984
Interest receivable and prepaid expenses	(84,677)	199,260
Accounts payable and accrued liabilities	11,699	57,878
Deferred revenues	(41,852)	(41,850)

Net cash used by operating activities	(1,246,910)	(956,825)

Cash flows from investing activities:
Proceeds from sale of land	59,671	—
Issuance of note to Well Enhancement and Recovery Systems LLC	(7,000)	—
Purchase of property and equipment	(12,703)	(7,547)
Investments in water and water systems	(110,354)	(234,837)
Purchase of marketable securities	(2,997,000)	—
Investment in Well Enhancement and Recovery Systems LLC	—	(47,000)
Sales and maturities of marketable securities	—	790,661

Net cash (used) provided by investing activities	(3,067,386)	501,277

Cash flows from financing activities:
Arapahoe County construction proceeds	61,647	95,898
Payments to contingent liability holders	(1,944)	(2,393)
Tap Participation Fee payments to High Plains A&M	(37,499)	—
Payments on long-term debt — related parties	—	(26,542)

Net cash provided by financing activities	22,204	66,963

Net change in cash and cash equivalents	(4,292,092)	(388,585)
Cash and cash equivalents — beginning of year	5,238,973	6,095,075

Cash and cash equivalents — end of year	$946,881	$5,706,490

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009
NOTE 1 — PRESENTATION OF INTERIM INFORMATION
The May 31, 2009 balance sheet, the statements of operations for the three and nine months ended May 31, 2009 and 2008, and the statements of cash flows for the nine months ended May 31, 2009 and 2008, respectively, have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at May 31, 2009, and for all periods presented have been made appropriately.
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
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. At May 31, 2009, the Company’s cash equivalents are comprised entirely of money market funds maintained at high quality financial institutions. The Company has no investments in equity instruments. The Company maintains its cash with various financial institutions, which may exceed federally insured limits throughout the period.
Marketable Securities
Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations each reporting period. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company had no investments classified as held-to-maturity at May 31, 2009 or August 31, 2008.
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
At May 31, 2009, the Company’s marketable securities are comprised entirely of certificates of deposit maintained at various financial institutions, each of which have invested balances below federally insured limits and pay interest at stated rates through maturity. None of the Company’s certificates of deposit had unrealized losses at May 31, 2009. The certificates mature at various dates through February 2011; however, these securities represent temporary investments and it is management’s intent to hold these securities available for current operations and not hold them until maturity.
Tap Participation Fee payable to HP A&M
Pursuant to the Asset Purchase Agreement (the “Arkansas River Agreement”) dated August 31, 2006, the Company granted High Plains A&M, LLC (“HP A&M”) the right to receive ten percent (10%) of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 40,000 water taps sold by the Company from and after the date of the Arkansas River Agreement (the “Tap Participation Fee”). As of May 31, 2009, there remain 38,937 taps subject to the Tap Participation Fee. The Tap Participation Fee is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the three or nine months ended May 31, 2009 or 2008. However, the Company did make Tap Participation Fee payments to HP A&M during the three and nine months ended May 31, 2009, as a result of non-irrigated land sales described in Note 3 below.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009
The Tap Participation Fee was initially valued at approximately $45.6 million at the acquisition date using a discounted cash flow analysis of the projected future payments to HP A&M. The $56.7 million balance at May 31, 2009, includes approximately $11.9 million of imputed interest, recorded using the effective interest method. The Company estimates the value of the Tap Participation Fee by projecting new home development in the Company’s targeted service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver, Colorado metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver, Colorado metropolitan area. This development pattern was then applied to estimated future water tap fees calculated using historical water tap fees. Based on the weak new home construction market in the Denver metropolitan area, the Company updated its estimated discounted cash flow analysis as of February 28, 2009. There were no significant changes in the assumptions during the three months ended May 31, 2009. Therefore, no change in the Tap Participation Fee was determined necessary. The February 2009 update resulted in the following changes from the prior estimate:
(i)	An increase in the overall future estimated Tap Participation Fee of approximately $4.7 million (from approximately $108.5 million to approximately $113.1 million);

(ii)	A decrease in the imputed effective interest rate from approximately 8.6% to approximately 6.3%;

(iii)
A decrease in the imputed interest expense for the three and nine months ended May 31, 2009, of approximately $355,700 and $702,000, respectively, which equates to approximately $.02 and $.04 per basic and diluted share, respectively; and

(iv)	A decrease in the imputed interest expense for the year ending August 31, 2009 of approximately $1.1 million.
Actual new home development in the Company’s service area and actual future tap fees inevitably will vary significantly from the Company’s estimates which could have a material impact on the Company’s financial statements as well as its results of operations. An important component in the Company’s estimate of the value of the Tap Participation Fee, which is based on historical trends, is that the Company reasonably expects water tap fees to continue to increase in the coming years. Tap fees are a market based pricing metric which in part demonstrates the increasing costs to acquire and develop new water supplies. It is thus a market metric which in part demonstrates the increasing value of the Company’s water assets. The Company continues to assess the value of the Tap Participation Fee liability and updates its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee.
The Company imputes interest expense on the unpaid Tap Participation Fee using the effective interest method over the estimated development period utilized in the valuation of the liability. The Company imputed interest of approximately $858,000 and $2.9 million during the three and nine months ended May 31, 2009, respectively, and the Company imputed interest of approximately $1.1 million and $3.3 million during the three and nine months ended May 31, 2008, respectively.
After five years, under circumstances defined in the Arkansas River Agreement, the Tap Participation Fee can increase to 20% of the Company’s water tap fees and the number of water taps subject to the Tap Participation Fee would be correspondingly reduced by half. Payment of the Tap Participation Fee may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009
Revenue Recognition
The Company’s revenue recognition policies have not changed since August 31, 2008, and therefore are more fully described in Note 2 to the financial statements contained in the Company’s 2008 Annual Report on Form 10-K.
The Company recognized approximately $3,600 of water tap fee revenues during each of the three month periods ended May 31, 2009 and 2008, related to the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”) entered into in August 2005. The Company recognized approximately $10,700 of water tap fee revenues during each of the nine month periods ended May 31, 2009 and 2008, related to the County Agreement. In accordance with GAAP, the Company began recognizing the water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the Company’s 2008 Annual Report on Form 10-K) in its fiscal 2006. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the Comprehensive Amendment Agreement No. 1 (the “CAA”) as further described in Note 6 below.
The Company recognized approximately $10,400 of “Special Facilities” (defined in the Company’s 2008 Annual Report on Form 10-K) funding as revenue during each of the three month periods ended May 31, 2009 and 2008. The Company recognized approximately $31,100 of Special Facilities funding as revenue during each of the nine month periods ended May 31, 2009 and 2008. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 3 to the Company’s financial statements contained in the Company’s 2008 Annual Report on Form 10-K.
As of May 31, 2009, the Company has deferred recognition of approximately $1.5 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.
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
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three or nine months ended May 31, 2009.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009
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
Reclassifications
Certain amounts in the May 31, 2008 financial statements have been reclassified to conform to the current presentation.
NOTE 2 — FAIR VALUE MEASUREMENTS
Effective September 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (as amended) (“SFAS 157”), as it applies to its financial instruments, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. As permitted by FASB Statement of Position No. 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities The adoption of SFAS 157 for financial instruments did not have a material effect on the Company’s financial position, results of operations or cash flows for the three or nine months ended May 31, 2009. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. Except for those assets and liabilities which are required to be recorded at fair value, the Company elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159.

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
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had none of these instruments at May 31, 2009.
Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. Level 2 securities include U. S. Government agency obligations. The Company had one Level 2 asset at May 31, 2009.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at May 31, 2009, the Tap Participation Fee liability, which is described in greater detail in Note 1 above.
The Company maintains policies and procedures to value instruments using the best and most relevant data available.
Level 2 Asset — Marketable Securities Measured on a Recurring Basis
The Company’s marketable securities were acquired during the three months ended May 31, 2009, and are the Company’s only financial asset or liability measured on a recurring basis pursuant to SFAS 157. The fair value of the marketable securities are based on the values reported by the financial institution where the funds are held.
These securities include only federally insured certificates of deposit.
Level 3 Liability — Tap Participation Fee Payable to HP A&M
The Company’s Tap Participation Fee liability is the Company’s only financial asset or liability measured on a non-recurring basis pursuant to SFAS 157. As further described in Note 1 above, the Tap Participation Fee liability is valued by projecting new home development in the Company’s targeted service area over an estimated development period.
The following table provides information on the assets and liabilities measured at fair value as of May 31, 2009.

Fair Value Measurement Using:
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets for	Observable	Unobservable
			Identical Assets	Inputs	Inputs	Total Gains
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)	and Losses
Marketable securities	$3,000,636	$3,000,636	$—	$3,000,636	$—	$3,636
Tap Participation Fee liability	$56,650,329	$56,650,329	$—	$—	$56,650,329	$—
The Company deems the following table, which presents the changes in the Tap Participation Fee for the nine months ended May 31, 2009, to be helpful to the users of its financial statements.

	Fair Value Measurement at May 31, 2009 using Significant
	Unobservable Inputs (Level 3)
			Discount — to be
			imputed as
	Gross Estimated	Tap Participation	interest expense
	Tap Participation	Fee Reported	in future
	Fee Liability	Liability	periods
Balance at August 31, 2008	$108,449,321	$53,848,000	$54,601,321
Total gains and losses (realized and unrealized):
Imputed interest recorded as “Other Expense”	—	2,862,000	(2,862,000)
Increase in estimated value (to be realized in future periods)	4,758,038	—	4,758,038
Purchases, sales, issuances, payments, and settlements	(59,671)	(59,671)	—
Transfers in and/or out of Level 3	—	—	—

Balance at May 31, 2009	$113,147,688	$56,650,329	$56,497,359

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009
The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value are discussed above. The methodologies for other financial assets and liabilities are discussed below.
Cash and Cash Equivalents: The Company’s cash equivalents are reported using the values as reported by the financial institution where the funds are held. These securities primarily include money market funds and certificates of deposit. The carrying amount of cash and cash equivalents approximate fair value.
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
Investments in Water and Water Systems and Property and Equipment: These assets are carried at historical cost and require fair value charges to earnings when they are deemed to be impaired. During the nine months ended May 31, 2009 and 2008, respectively the Company did not incur any impairment charges. Because the Company did not incur any impairment charges during the periods presented, the tabular disclosures otherwise required by SFAS 157 for assets and liabilities measured at fair value on a non-recurring basis are omitted.
Off-Balance Sheet Instruments: The Company’s off-balance sheet instruments consist entirely of the contingent portion of the CAA (described further in Note 6 below). Because repayment of this portion of the CAA is contingent on the Sale of Export Water, the Company has determined it does not have a determinable fair value.
NOTE 3 — INVESTMENTS IN WATER AND WATER SYSTEMS
The Company’s investments in water and water systems consist of the following:

	May 31, 2009		August 31, 2008
		Accumulated		Accumulated
		Depreciation		Depreciation
	Costs	and Depletion	Costs	and Depletion
Arkansas River Valley assets	$81,241,428	$(753,524)	$81,232,769	$(544,126)
Rangeview water supply	14,271,786	(5,322)	14,192,298	(5,034)
Rangeview water system	167,720	(50,680)	167,720	(46,785)
Paradise water supply	5,532,619		5,528,818
Fairgrounds water and water system	2,899,863	(248,301)	2,899,863	(182,252)
Sky Ranch water supply	100,000		100,000
Water supply — other	23,713	(2,753)	5,307	(1,955)

Totals	104,237,129	(1,060,580)	104,126,775	(780,152)

Net investments in water and water systems	$103,176,549		$103,346,623

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 3 to the financial statements contained in the Company’s 2008 Annual Report on Form 10-K. Except for the non-irrigated land sale described below, there have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three or nine months ended May 31, 2009.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009
Non-irrigated land sales
During the three and nine months ended May 31, 2009, the Company sold certain non-irrigated land parcels at sales prices totaling $22,172 and $59,671 in cash, respectively. These figures are net of approximately $1,400 and $3,600 of fees, respectively. This land was acquired from HP A&M pursuant to the Arkansas River Agreement. Because the Company assigned no value to the non-irrigated land at the acquisition date (the land was deemed to have a fair value of zero at the acquisition date because it was not being irrigated and therefore was deemed non-essential to the Company’s business), the proceeds to the Company are recorded as a gain on sale of land in the accompanying statement of operations. Pursuant to the Arkansas River Agreement, 100% of the proceeds from the sale of the non-irrigated land are required to be paid to HP A&M, which resulted in credits to the Tap Participation Fee in an amount equivalent to the proceeds of the sale of 10 and 28 water taps, respectively. Of this amount, $22,172 remains to be paid to HP A&M and is included in the accrued liabilities in the accompanying financial statements. Following these payments, 38,937 taps remain subject to the Tap Participation Fee.
NOTE 4 — HP A&M PROMISSORY NOTES
Certain of the properties the Company acquired from HP A&M are subject to outstanding promissory notes with principal and accrued interest totaling approximately $12.4 million and $12.8 million at May 31, 2009 and August 31, 2008. Additional information regarding these promissory notes, the circumstances under which the Company would be required to make payments pursuant to these notes and the accounting treatment of these notes is more fully described in Note 7 to the Company’s financial statements contained in the Company’s 2008 Annual Report on Form 10-K.
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
The Company uses the equity method to account for its investment in Well Enhancement LLC pursuant to Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (as amended) (“APB 18”) and Emerging Issues Task Force Issue No. 03-16, Accounting for Investments in Limited Liability Companies (“EITF 03-16”). As of May 31, 2009, as a result of the recognition of the Company’s 1/3 share of the losses of Well Enhancement LLC, the Company’s Investment in Well Enhancement and Recovery Systems, LLC account on its balance sheet has been reduced to zero. However, pursuant to APB 18, once the investment account was reduced to zero, the Company began recording its share of Well Enhancement LLC’s losses against the note receivable from Well Enhancement LLC described below. The investment account and the receivable account on the Company’s balance sheet include $87,000 of capital contributions made to date, the $7,000 loan with accrued interest of $250 and the Company’s 1/3 share of the approximately $274,000 of net losses of Well Enhancement LLC from inception through May 31, 2009.
For the three months ended May 31, 2009 and 2008, the Company recorded approximately $620 and $37,100, respectively, of its share of Well Enhancement LLC’s losses. For the nine months ended May 31, 2009 and 2008, the Company recorded approximately $7,100 and $37,900, respectively, of its share of Well Enhancement LLC’s losses. The net losses are primarily a result of research and development costs associated with the design of the well enhancement tool.
As of May 31, 2009, Well Enhancement LLC’s assets and liabilities consisted of the following approximate amounts:
Well Enhancement LLC Assets and Liabilities

Cash	$6,000
Accrued professional fees	$1,800
Notes payable — related parties, including accrued interest	$21,000
On October 27, 2008, the Company loaned Well Enhancement LLC $7,000 for use in its operations. The note receivable from Well Enhancement LLC carries simple interest at six percent (6%) per annum, and matures on October 27, 2011, with no payments due until maturity.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009
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
As the proceeds from the sale of Export Water are received and the amounts are remitted to the external CAA holders, the Company allocates a ratable percentage of this payment to the principal portion (the Participating Interests in Export Water Supply liability account) with the balance of the payment being charged to the contingent obligation portion. Because the original recorded liability, which was $11.1 million, was approximately 35% of the original total liability of $31.8 million, 35% of each payment remitted to the CAA holders is allocated to the recorded liability account. The remaining portion of each payment, or approximately 65%, is allocated to the contingent obligation, which is recorded on a net revenue basis.
In recent years, in order to reduce the long term impact of the CAA, the Company has repurchased various portions of the CAA obligations in priority. The Company did not make any CAA acquisitions during the three or nine months ended May 31, 2009. The prior acquisitions are explained in detail in Note 5 to the Company’s financial statements contained in the Company’s 2008 Annual Report on Form 10-K.
As a result of the CAA acquisitions, and due to the sale of Export Water, as detailed in the table below, the total remaining potential third party obligation as of May 31, 2009 is approximately $3.5 million:

	Export	Initial Export	Total Potential	Paticipating
	Water	Water Proceeds	Third party	Interests
	Proceeds	to Pure Cycle	Obligation	Liability	Contingency
Original balances	$—	$218,500	$31,807,732	$11,090,630	$20,717,102
Activity from inception until August 31, 2008:
Acquisitions	—	28,077,500	(28,077,500)	(9,789,983)	(18,287,517)
Option payments — Sky Ranch and The Hills at Sky Ranch	110,400	(42,280)	(68,120)	(23,754)	(44,366)
Arapahoe County tap fees *	532,968	(373,078)	(159,890)	(55,754)	(104,136)
Export Water sale payments	31,177	(21,824)	(9,353)	(3,263)	(6,090)

Balance at August 31, 2008	674,545	27,858,818	3,492,869	1,217,876	2,274,993
Fiscal 2009 activity:
Export Water sale payments	9,282	(6,497)	(2,785)	(971)	(1,814)

Balance at May 31, 2009	$683,827	$27,852,321	$3,490,084	$1,216,905	$2,273,179

*	The Arapahoe County tap fees are less the $34,522 royalty payment to the Land Board.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009
The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first three payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive approximately $5.1 million of the first priority payout (the remaining entire first priority payout totals approximately $7.3 million as of May 31, 2009).
NOTE 7 — SHAREHOLDERS’ EQUITY
The Company maintains the 2004 Incentive Plan (the “Equity Plan”), which was approved by stockholders in April 2004. Executives, eligible employees and non-employee directors are eligible to receive options and stock grants pursuant to the Equity Plan. Pursuant to the Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. As of May 31, 2009, the Company has 1,395,811 common shares that can be granted to eligible participants pursuant to the Equity Plan.
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
Stock Options
The following table summarizes the stock option activity for the Equity Plan for the nine months ended May 31, 2009:

			Weighted-
			Average	Approximate
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Instrinsic
	Options	Exercise Price	Term	Value
Oustanding at beginning of period	155,000	$8.50
Granted	15,000	2.94
Exercised	—	—
Forfeited or expired	—	—

Outstanding at May 31, 2009	170,000	$8.00	6.7	*

Options exercisable at May 31, 2009	142,500	$8.50	6.4	*

*	Intrinsic value less than zero
The following table summarizes the activity and value of non-vested options as of and for the nine months ended May 31, 2009:

		Weighted-
		Average
	Number of	Grant Date
	Options	Fair Value
Non-vested options oustanding at beginning of period	27,500	$6.81
Granted	15,000	2.42
Vested	(15,000)	6.25
Forfeited	—	—

Non-vested options outstanding at May 31, 2009	27,500	$4.72

No options vested during either of the three month periods ended May 31, 2009 and 2008.
The total fair value of options vested during the nine month periods ended May 31, 2009 and 2008, was approximately $93,700 and $67,700, respectively.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009
Stock-based compensation expense for the three months ended May 31, 2009 and 2008, was approximately $64,900 and $93,400, respectively. Stock-based compensation expense for the nine months ended May 31, 2009 and 2008, was approximately $218,500 and $263,800, respectively.
At May 31, 2009, the Company has unrecognized expenses relating to non-vested options that are expected to vest totaling approximately $46,200. The weighted-average period over which these options are expected to vest is less than 1 year. The Company has not recorded any excess tax benefits to additional paid in capital.
There were no options exercised during the three or nine months ended May 31, 2009.
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
As of May 31, 2009, there was approximately $32,400 of unrecognized compensation expense related to restricted stock awarded under the Equity Plan, which is expected to be recognized during the Company’s fiscal 2009.
Loss per common share
Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 170,092 and 155,092 common share equivalents as of May 31, 2009 and 2008, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2009
Comprehensive Loss
In addition to net loss, comprehensive loss includes the unrecognized changes in the fair value of marketable securities that are classified as available-for-sale as noted in the following table:

	Three Months Ended		Nine Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008
Net loss	$(1,325,203)	$(1,728,366)	$(4,438,539)	$(5,273,040)

Unrealized gain on marketable securities	3,636	—	3,636	—

Comprehensive loss	$(1,321,567)	$(1,728,366)	$(4,434,903)	$(5,273,040)

NOTE 8 — RELATED PARTY TRANSACTIONS
The Company leases office space from the estate of the son of its former CEO, which is a greater than 5% stockholder. The Company leases the office space on a month-to-month basis for $1,000 per month.
See Note 5 regarding the $7,000 loan made to Well Enhancement LLC on October 27, 2008.
In 1995, the Company extended a loan to the District. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at May 31, 2009) and matures on December 31, 2009. The approximately $504,800 balance of the note receivable at May 31, 2009 includes principal borrowings of approximately $229,300 and accrued interest of approximately $275,500. The approximately $494,800 balance of the note receivable at August 31, 2008, includes principal borrowings of approximately $229,300 and accrued interest of approximately $265,500.
NOTE 9 — SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

	Nine months ended
	May 31, 2009	May 31, 2008
Increase in estimated Tap Participation Fee liability and related discount	$4,758,038	$3,867,321

Tap Participation Fee payment due to HP A&M as a result of land sales included in accrued liabilities	$22,172	$—

Retirement of treasury stock	$—	$1,979,447

Common stock issued to acquire contingent obligations	$—	$1,905,277

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
Certain statements in this Quarterly Report, including estimates, projections, forecasts, and assumptions, but excluding purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “would” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation, the timing of development of the areas where we may sell our water, including uncertainties related to the development of projects the Company currently has under contract, the market price of water, changes in applicable statutory and regulatory requirements, uncertainties in the estimation of water available under decrees, costs of delivery of water and treatment of wastewater, uncertainties in the estimation of costs of construction projects, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, climatic and weather conditions, labor relations, availability and cost of material and equipment, delays in anticipated permit and construction dates, environmental risks, the results of financing efforts and the ability to meet capital requirements, and general economic conditions. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
The following sections focus on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:
•	Revenue generated from providing water and wastewater services;
•	Expenses associated with developing our water assets; and
•	Cash available to continue development of our water rights and service agreements.
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition and should be read in conjunction with the accompanying financial statements and the notes thereto and the financial statements and the notes thereto contained in our 2008 Annual Report on Form 10-K. This overview summarizes the MD&A, which includes the following sections:
Our Business — a general description of our business, our services and our business strategy.

Results of Operations — an analysis of our results of operations for the periods presented in our financial statements.
Liquidity, Capital Resources and Financial Position — an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements
Critical Accounting Policies and Estimates — a discussion of our critical accounting policies that require critical judgments, assumptions and estimates.
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

•
Approximately 89 acre-feet of water located beneath Sky Ranch together with the right to purchase an additional 671 acre-feet of water (for a total of 760 acre-feet) pursuant to the Sky Ranch Agreements (however, see information on Sky Ranch bankruptcy in the Risk Factors section of the 2008 Annual Report on Form 10-K); and

•
Conditional water rights in western Colorado that entitle us to build a 70,000 acre-foot reservoir to store Colorado River tributary water and a right-of-way permit from the U.S. Bureau of Land Management for property at the dam and reservoir site (collectively known as the “Paradise Water Supply”).

In addition to the water we own as described above, we also have the exclusive rights to provide water and wastewater services to approximately 24,000 acres of the Lowry Range through 2081 using approximately 15,050 acre-feet of water. This water is required to be used solely on the Lowry Range (collectively we refer to the 15,050 acre-feet of water designated for use on the Lowry Range and the 11,650 acre-feet of Export Water as our “Rangeview Water Supply”).
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
We did not sell any water taps or wastewater taps during the three or nine months ended May 31, 2009 and 2008. We received approximately $31,800 and $36,900 from the sale of water during the three months ended May 31, 2009 and 2008, respectively, and we received approximately $88,400 and $102,000, respectively, from the sale of water during the nine months ended May 31, 2009 and 2008, respectively. We received approximately $16,700 from monthly wastewater service fees during both three month periods presented, and approximately $50,200 from monthly wastewater service fees during both nine month periods presented. Currently all monthly water and wastewater fees are generated utilizing our “Rangeview Water Supply” which is defined below. See Critical Accounting Policies below regarding our revenue recognition policies for tap fees and construction fees.

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
Recent Developments
On June 1, 2009, the Colorado Supreme Court upheld the decision of the District Court, Water Division I, State of Colorado (the “Water Court”) requiring the City of Aurora to remove certain reservoir sites from its Water Court applications because the reservoir sites were already adjudicated to us pursuant to agreements with the Land Board.
Results of Operations
Executive Summary
The results of our operations for the three months ended May 31, 2009 and 2008 are as follows:
Summary Table 1

	Three Months Ended:
	May 31, 2009	May 31, 2008	$ Change	% Change
Millions of gallons of water delivered	7.6	10	(2.4)	-24%
Water revenues generated	$31,800	$36,900	$(5,100)	-14%
Operating costs to deliver water (excluding depreciation and depletion)	$10,200	$9,200	$1,000	11%
Water delivery gross margin %	68%	75%

Wastewater treatment revenues	$16,700	$16,700	$—	0%
Operating costs to treat wastewater	$4,500	$4,900	$(400)	-8%
Wastewater treatment gross margin %	73%	71%

General and administrative expenses	$455,500	$588,000	$(132,500)	-23%

Net losses	$1,325,200	$1,728,400	$(403,200)	-23%

The results of our operations for the nine months ended May 31, 2009 and 2008 are as follows:
Summary Table 2

	Nine Months Ended:
	May 31, 2009	May 31, 2008	$ Change	% Change
Millions of gallons of water delivered	19.2	25.5	(6.3)	-25%
Water revenues generated	$88,400	$102,000	$(13,600)	-13%
Operating costs to deliver water (excluding depreciation and depletion)	$38,000	$38,700	$(700)	-2%
Water delivery gross margin %	57%	62%

Wastewater treatment revenues	$50,200	$50,200	$—	0%
Operating costs to treat wastewater	$16,100	$13,500	$2,600	19%
Wastewater treatment gross margin %	68%	73%

General and administrative expenses	$1,547,900	$1,810,400	$(262,500)	-14%

Net losses	$4,438,500	$5,273,000	$(834,500)	-16%
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
Comparison of usage fees and gross margins
Water deliveries for the three and nine months ended May 31, 2009, decreased 24% and 25%, respectively, over the comparable periods in 2008. This was mainly attributable to above average precipitation in Colorado during the spring months which results in reduced water demands and reduced water usage fees. Water usage fees decreased 14% and 13%, for the three and nine months ended May 31, 2009, respectively, as a result of the decreased water usage described above, partially offset by the July 2008 rate increase.
The decreased usage also led to decreases in the water operating gross margins for the three and nine months ended May 31, 2009 over the comparable periods in 2008. In addition we also incurred certain tri-annual testing fees during our first fiscal quarter of 2009 which resulted in lower gross margins for the nine months ended May 31, 2009 compared with the comparable period in 2008.
Wastewater operation gross margin for the three months ended May 31, 2009 was comparable with the three months ended May 31, 2008, while the gross margin for the nine months ended May 31, 2009 decreased approximately 5% over the comparable period in 2008 mainly a result of higher testing costs during the current fiscal year and higher energy costs in the current year.
Tap Fees
We recognized approximately $3,600 of water tap fee revenues during each of the three month periods ended May 31, 2009 and 2008, related to the County Agreement. We recognized approximately $10,700 of water tap fee revenues during each of the nine month periods ended May 31, 2009 and 2008, related to the County Agreement. In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we began recognizing the water tap fees as revenue ratably over the estimated service period upon completion of the Wholesale Facilities in fiscal 2006. The water tap fees to be recognized over this period are net of the royalty payments to the Land Board and amounts paid to third parties pursuant to the Comprehensive Amendment Agreement No. 1 (the “CAA”) as further described in Note 6 to the accompanying financial statements.
We recognized approximately $10,400 of “Special Facilities” funding as revenue during each of the three month periods ended May 31, 2009 and 2008. We recognized approximately $31,100 of Special Facilities funding as revenue during each of the six month periods ended May 31, 2009 and 2008. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 3 to the financial statements contained in our 2008 Annual Report on Form 10-K.

As of May 31, 2009, we have deferred recognition of approximately $1.5 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.
General and Administrative Expenses
General and administrative expenses for the three and nine months ended May 31, 2009 decreased 23% and 14%, respectively, over the comparable periods in 2008. These decreases were a result of our cost reduction efforts in response to the economy and the delay in the development of the Lowry Range as a result of the developer’s withdrawal from its development agreement with the Land Board.
Our general and administrative expenses for the three months ended May 31, 2009 and 2008, respectively, are comprised of approximately:
•
$124,900 and $124,700 of salary and salary related expenses, which does not include approximately $64,900 and $93,400, respectively, of stock-based compensation expenses recognized pursuant to Statement of Financial Accounting Standard No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”),

•
$83,900 and $82,600 of water assessment expenses associated with canal systems (the majority of which are related to the FLCC), which provide water to the farms we own in the Arkansas River Valley in southern Colorado as described further in the Liquidity and Capital Resources section below,

•
$80,400 and $161,300 of professional fees, which decreased because the 2008 figure includes a significant amount of expenses associated with negotiations with the former developer of the Lowry Range related to our provision of water services to the development per our agreements with the Land Board,

•	$13,700 and $11,500 of expenses associated with being a public company, generally related to press releases, NASDAQ listing fees, and EDGAR filing fees,
•	$13,500 and $17,600 of fees and insurance premiums related to our board of directors, and
•
$12,400 and $37,500 of consulting fees, generally related to negotiations with the Lowry Range project and other pending water service agreements which decreased due to a reduction in the number of consultants we were using as a result of the withdrawal of the developer from the Lowry Range as noted above.

Our general and administrative expenses for the nine months ended May 31, 2009 and 2008, respectively, are comprised of approximately:
•
$369,800 and $367,300 of salary and salary related expenses, which does not include approximately $218,500 and $263,800, respectively, of stock-based compensation expenses recognized pursuant to SFAS 123(R),

•	$272,700 and $297,400 of professional fees, the decrease is mainly attributable to withdrawal of the developer of the Lowry Range as noted above,
•
$258,100 and $249,300 of water assessment expenses associated with canal systems as described above, the increase is mainly attributable to higher FLCC assessment fees for the acquisition of additional water by the FLCC for irrigation purposes,

•	$125,700 and $123,600 of fees and insurance premiums related to our board of directors,
•
$74,800 and $190,200 of consulting fees, generally related to negotiations with the Lowry Range project and other pending water service agreements which decreased due to a reduction in the number of consultants we were using as a result of the withdrawal of the developer from the Lowry Range as noted above, and

•
$50,000 and $115,900 of expenses associated with being a public company, the decrease is mainly attributable to the reincorporation into Colorado, which resulted in our no longer having to pay Delaware franchise fees.

Other Income and Expenses
Interest income totaled approximately $12,900 and $52,700 for the three months ended May 31, 2009 and 2008, respectively. Interest income totaled approximately $70,500 and $250,400 for the nine months ended May 31, 2009 and 2008, respectively. This represents interest earned on the temporary investment of capital, interest accrued on our notes receivable from related parties and interest accrued on the construction proceeds receivable from Arapahoe County. The decrease is due to the continued decline in interest rates both on our invested capital and for the notes receivable from related parties. Our temporary investments were invested in overnight money market funds related to treasury obligations until March 2009 when we transferred approximately $3.0 million into federally insured certificates of deposit with scheduled maturities and set interest rates which are not subject to market risk. Our certificates of deposit are held by various financial institutions in amounts less than federally insured limits.
Imputed interest expense related to the Tap Participation Fee payable to HP A&M (as defined in the Liquidity and Capital Resources section below) totaled approximately $858,000 and $1.1 million for the three months ended May 31, 2009 and 2008, respectively. Imputed interest expense related to the Tap Participation Fee payable to HP A&M totaled approximately $2.9 million and $3.3 million for the nine months ended May 31, 2009 and 2008, respectively. This represents the expensed portion of the difference between the estimated fair value of the liability and the net present value of the liability recognized under the effective interest method. See also Note 1 to the accompanying financial statements for discussion on the revaluation of the Tap Participation Fee and its impact to the nine months ended May 31, 2009 financial statements.
During the nine months ended May 31, 2009, we received a $5,000 land use payment from an energy company searching for natural gas on certain of our Arkansas Valley properties and we received $2,100 for our engineer providing water system consulting services to various non-water customer commercial water users.
Net losses for the three and nine months ended May 31, 2009 decreased approximately 23% and 16%, respectively, over the comparable periods in 2008. The decrease is attributable to the changes in the operating items described above, and during the three and nine months ended May 31, 2009, we recognized approximately $22,200 and $59,700, respectively, of gains related to the sale of non-irrigated land we owned in the Arkansas River Valley in Southern Colorado.
Liquidity and Capital Resources
At May 31, 2009, we had working capital (current assets less current liabilities) of approximately $4.1 million, and cash, cash equivalents and marketable securities totaling approximately $3.9 million. We believe that at May 31, 2009, we have sufficient working capital and cash and cash equivalents to fund our operations for the next year. However, there can be no assurance that we will be successful in marketing the water from our primary water projects which we require to fund our long-term operations. In order to generate working capital to support our operations, we may incur additional short or long-term debt or seek to sell additional equity securities. We have an effective shelf registration statement pursuant to which we may elect to sell up to another $5.7 million of stock at any time and from time to time.
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

As further described in our 2008 Annual Report on Form 10-K, Critical Accounting Policies below and Note 1 to the accompanying financial statements, pursuant to the Arkansas River Agreement we agreed to pay HP A&M 10% of our water tap fees received on the sale of the next 40,000 water taps we sell from and after the date of the Arkansas River Agreement (the “Tap Participation Fee”). As of May 31, 2009, we have estimated the ultimate value of the Tap Participation Fee payable to HP A&M at approximately $113.1 million. The balance reflected on the accompanying balance sheet of approximately $56.7 million excludes the discount of $56.4 million based on a discounted cash flow valuation analysis, which was originally prepared at August 31, 2006, and was updated as of February 28, 2009 (no update was deemed necessary at May 31, 2009). See Note 1 in the accompanying financial statements for the impact of the revaluation. The actual amount to be paid will inevitably be different from our estimates. Tap participation payments are not payable to HP A&M until we receive water tap fee payments. We did not sell any taps, but did make Tap Participation Fee payments during the nine months ended May 31, 2009 related to the sale of non-irrigated property, and there remain 38,937 taps subject to the Tap Participation Fee as of May 31, 2009.
We are obligated to pay annual water assessment charges to various canal systems, which are fees assessed to the canal shareholders for the upkeep and maintenance of the canal — the agricultural delivery canals for our Arkansas River water. The majority of the payments are paid to the FLCC, which are made in three payments each calendar year. In December 2008, the board of the FLCC approved a decrease to the calendar 2009 assessments from $15.00 per share to $14.50 per share, which equates to a decrease in our water assessments from approximately $325,000 per year to approximately $314,000 per year.
Repayment of all related party and non-related party debt
At May 31, 2009, we had no outstanding related party or non-related party debt.
Operating Activities
Operating activities include revenues we receive from the provision of water and wastewater services to our customers, costs incurred in the delivery of those services, general and administrative expenses, and depletion/depreciation expenses.
Cash used by operating activities was approximately $1.2 million and $956,800 for the nine months ended May 31, 2009 and 2008, respectively. Despite the decreases in our general and administrative expenses and our net operating losses as described above, cash used by operations increased approximately $290,100 or 30%, period over period. mainly due to the following:
•	Decreased interest earned on our temporary investments, approximately $138,400,

•	Increased prepaid expenses due to timing of annual contract payments, approximately $84,700,

•	Decreased interest earned on our notes receivable due to payments and decreases in interest rates, approximately $41,500,

•	Decreased accounts payable due to timing of payments, approximately $14,300, and

•	Decreased water usage revenues as described above, approximately $13,600.
We incurred approximately $286,100 and $287,600 of depreciation, depletion and other non-cash charges during the nine months ended May 31, 2009 and 2008, respectively, which is a change of less than 1%.
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
Investing activities used approximately $3.1 million during the nine months ended May 31, 2009, predominately for the purchase of marketable securities ($3.0 million) and investments in water supplies and systems ($110,400). Investing activities provided approximately $501,300 for the nine months ended May 31, 2008. The 2008 investing cash flows were positively impacted by the sale or maturity of approximately $790,700 of available-for-sale securities. Without the effects of the sale or maturity of the marketable securities, investing activities would have used approximately $289,400 during the nine months ended May 31, 2008, entirely for investments in water supplies and systems and the purchase of property and equipment.

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
Financing Activities
Financing activities provided approximately $22,200 during the nine months ended May 31, 2009, predominately due to approximately $61,600 of construction proceed payments received from Arapahoe County, which were partially offset by the approximately $37,500 Tap Participation Fee payments made to HP A&M related to the sale of the non-irrigated land. Financing activities provided approximately $67,000 during the nine months ended May 31, 2008. This was mainly due to the receipt of approximately $95,900 of construction proceed payments from Arapahoe County partially offset by the repayment of approximately $26,600 of related party debt.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist entirely of the CAA, which is more fully described in Note 5 to the financial statements contained in our 2008 Annual Report on Form 10-K, and in Note 6 to the accompanying financial statements.
Recently Issued and Recently Adopted Accounting Pronouncements
See Note 1 to the accompanying financial statements regarding recently issued and recently adopted accounting pronouncements.
Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.
The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the timing of revenue recognition, the impairment analysis of our water rights, management’s valuation of the Tap Participation Fee, and stock-based compensation. Below is a summary of these critical accounting policies.
Revenue Recognition
Our revenues consist mainly of tap fees and monthly service fees. In accordance with applicable GAAP, as detailed in our 2008 Annual Report on Form 10-K, proceeds from tap sales are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. Tap fees derived from agreements for which we construct infrastructure the customer will own are recognized in accordance with Statement of Position 81-1 Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), whereby we recognize tap fees as revenue and costs of construction based on the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to SOP 81-1 during the three or nine months ended May 31, 2009 or May 31, 2008, respectively.

Tap fees derived from agreements for which we own the infrastructure are recognized in accordance with Staff Accounting Bulletin No. 104 Revenue Recognition (“SAB 104”), whereby the up-front fees are recognized as revenue ratably over the estimated service life. Although the cash will be received up-front and most construction will be completed within one year of receipt of the proceeds, revenue recognition may occur over 30 years or more. Management is required to estimate the service life, and currently the service life of the tap fees is based on the estimated useful life of the assets constructed with the tap fees. The “useful life” of the asset is based on management’s estimation of an accounting based useful life and may not have any correlation to the actual life of the asset or the actual service life of the tap. This is deemed a reasonable recognition life of the revenues because the depreciation of the assets constructed generating those revenues will be matched with the revenues.
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
We estimate that we have the ability to provide water services to approximately 180,000 SFE’s using our combined Front Range and Arkansas River water assets which have a carrying value of approximately $97.6 million as of May 31, 2009. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees ($21,500) and estimated gross margins, we estimate that we would need to add approximately 8,400 new water connections (requiring approximately 5% of our portfolio) to generate net revenues sufficient to recover the costs of our Front Range and Arkansas River water assets. If tap fees increase 5%, we would need to add approximately 8,000 new water taps (requiring approximately 4.8% of our portfolio) to recover the costs of our Front Range and Arkansas River water assets. If tap fees decrease 5%, we would need to add approximately 9,000 new water taps (requiring approximately 5.3% of our portfolio) to recover the costs of our Front Range and Arkansas River water assets.
Our water assets will be utilized in the provision of water services which inevitably will encompass many housing and economic cycles. Our service capacities are quantitatively estimated based on an average single family home utilizing .4 acre-feet of water per year. Our water supplies are legally decreed to us through the Water Court. The Water Court decree allocates a specific amount of water (subject to continued beneficial use) which does not change. Thus, individual housing and economic cycles do not have an impact on the number of connections we can serve or the amount of water legally decreed to us.
We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.
Our Front Range and Arkansas River Water Rights
We determine the undiscounted cash flows for our Denver based assets and the Arkansas River Valley assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs, inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We last performed an impairment analysis as of August 31, 2008, and determined that our Rangeview and Arkansas River water assets were not impaired and their costs were deemed recoverable in accordance with SFAS 144. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g. Sky Ranch and the Lowry Range) as well as in surrounding areas including the Front Range, and the I-70 corridor. Although the withdrawal of the Lowry Range developer, the Sky Ranch bankruptcy filing, and changes in the housing market throughout the Front Range have delayed our estimated tap sale projections, they do not alter our water ownership structure nor our service obligation to these properties. We plan on updating our impairment analysis as of August 31, 2009 unless other events or circumstances warrant an update prior to that date.

Our Paradise Water Rights
Every six years the Paradise Water Supply is subject to a Finding of Reasonable Diligence review by the water court and the State Engineer. For a favorable finding, the water court must determine that we continue to diligently pursue the development of the water rights. If the Water Court does not make such a finding, our right to the Paradise Water Supply would be lost and we would be required to impair the Paradise Water Supply asset. The most recent diligence review was started in our fiscal 2005 and was completed in 2008, but not without objectors and not without us having to agree to certain stipulations to remove the objections. In order to continue to maintain the Paradise water right, over the next six years we must (i) select an alternative reservoir site; (ii) file an application in Water Court to change the place of storage; (iii) identify specific end users and place(s) of use of the water; and (iv) identify specific source(s) of the water rights for use. We fully intend to meet the stipulations by the date of the next diligence review.
For our Paradise Water Supply, we determined the undiscounted cash flows by estimating the proceeds we could derive from the leasing of the water rights to commercial, industrial, and agricultural users along the western slope of Colorado, and based on the impairment analysis we completed pursuant to SFAS 144 as of August 31, 2008, we believe the Paradise Water Supply is not impaired and the costs are deemed recoverable. We plan on updating our impairment analysis as of August 31, 2009 unless other events or circumstances warrant an update prior to that date.
Tap Participation Fee
On August 31, 2006, we acquired 60,000 acre-feet of Arkansas River water along with approximately 17,000 acres of real property and other associated rights from HP A&M. Along with common stock issued to HP A&M, we agreed to pay HP A&M 10% (this may increase to 20% under circumstances described in Note 7 to the financial statements contained in our 2008 Annual Report on Form 10-K) of our tap fees on the sale of the next 40,000 water taps we sell from and after the date of the Arkansas River Agreement, of which 38,937 water taps remain to be paid as of May 31, 2009. The Tap Participation Fee is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased in the HP A&M acquisition. The Tap Participation Fee liability is valued by estimating new home development in our service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver metropolitan area. This development pattern was then applied to estimated future water tap fees determined by using historical water tap fee trends. Based on updated new home activity in the Denver metropolitan area, we updated the estimated discounted cash flow analysis as of February 28, 2009. Due to a lack of significant changes, no such update was deemed necessary as of May 31, 2009. Actual new home development in our service area and actual future tap fees inevitably will vary significantly from our estimates which could have a material impact on our financial statements as well as our results of operations. An important component in our estimate of the value of the Tap Participation Fee, which is based on historical trends, is that we reasonably expect water tap fees to continue to increase in the coming years. Tap fees are a market based pricing metric which in part demonstrates the increasing costs to acquire and develop new water supplies. It is thus a market metric which in part demonstrates the increasing value of our water assets. We continue to assess the value of the Tap Participation Fee liability and update its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee.
Obligations Payable by HP A&M
Certain of the properties we acquired pursuant to the Arkansas River Agreement are subject to outstanding promissory notes with principal and accrued interest totaling approximately $12.4 million at May 31, 2009. These notes are secured by deeds of trust on the properties. We did not assume any of these promissory notes and are not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. However, in the event of default by HP A&M, we may make payments on any or all of the notes and cure any or all defaults. If we do not cure the defaults, we will lose the properties securing the defaulted notes. If HP A&M defaults on the promissory notes, we can foreclose on a defined amount of Pure Cycle stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Although the likelihood of HP A&M defaulting on the notes is deemed remote, which is the primary reason these notes are not reflected on our balance sheet, we continue to monitor the status of the notes for any indications of default. We are not aware of any defaults by HP A&M as of May 31, 2009.

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
Interest Rates
The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of May 31, 2009, the majority of our capital is invested in certificates of deposit with stated maturities and locked interest rates and therefore not subject to interest rate fluctuations. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.
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
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of May 31, 2009, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
Additionally, the City of Aurora (“Aurora”) applied for the right to store water in certain reservoir sites, on the Lowry Range, in Water Court. In that proceeding, Aurora applied for the right to store water in certain reservoir sites on the Lowry Range which had previously been adjudicated by the Rangeview Metropolitan District and the Land Board dating back to 1988. As noted above, on June 1, 2009, the Colorado Supreme Court upheld the decision of the Water Court requiring Aurora to remove our reservoir sites from its Water Court application. While Aurora has been unsuccessful so far in obtaining rights to the adjudicated reservoirs under the Lease, additional legal action may become necessary to enforce our rights to the reservoirs and to provide water and wastewater service to the Lowry Range. If additional legal proceedings become necessary and our rights under the Lease are adversely ruled upon in such legal proceedings, it could materially adversely impact the value of our interests, including the value of our Rangeview Water Supply.
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

PURE CYCLE CORPORATION

/s/ Mark W. Harding Mark W. Harding
President and Chief Financial Officer
July 10, 2009

EXHIBIT INDEX

Exhibit No.	Description
31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.