Form 10-K
period 2009-08-31
PURE CYCLE CORP
filed 2009-11-13
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-8814
PURE CYCLE CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0705083

(State of incorporation)	(I.R.S. Employer Identification No.)

500 East 8th Ave, Ste 201, Denver, CO 80203	(303) 292-3456

(Address of principal executive office) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock 1/3 of $.01 par value	The NASDAQ Stock Market, LLC

(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defied in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $40,337,000
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 12, 2009 was: 20,206,566
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement for the 2009 annual meeting of stockholders, which will be filed with the SEC within 120 days of the close of the fiscal year ended August 31, 2009.

“SAFE HARBOR” STATEMENT UNDER THE UNITED STATES PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
Statements that are not historical facts contained in this Annual Report on Form 10-K are forward looking statements that involve risk and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation, the timing of development of the areas where we may sell our water, including uncertainties related to the real estate market generally and the development of projects we currently have under contract, the market price of water, changes in customer consumption patterns, changes in applicable statutory and regulatory requirements, uncertainties in the estimation of water available under decrees, costs of delivery of water and treatment of wastewater, uncertainties in the estimation of costs of construction projects, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, climatic and weather conditions, labor relations, availability and cost of material and equipment, delays in anticipated permit and construction dates, environmental risks, the results of financing efforts and the ability to meet capital requirements, and general economic conditions.
PART I
Item 1 — Business
Summary of our business
Pure Cycle Corporation is a water and wastewater service provider engaged in the design, construction, operation and maintenance of water and wastewater systems. We have a vertically integrated business model which provides us with control and efficiency in the provision of water and wastewater services by owning all components necessary to offer complete water and wastewater services. Having a vertically integrated system means we own all assets required to provide water and wastewater services, including the following:
•	Water rights used to provide domestic and irrigation water to customers;
•	Infrastructure required to withdraw, treat, store and deliver domestic water to customers;
•	Infrastructure required to collect, treat, store and reuse wastewater; and
•	Infrastructure required to treat and deliver reclaimed water for irrigation use by customers.
We currently provide water services to approximately 247 single family equivalent water connections and 157 single family equivalent wastewater connections located in the southeastern Denver metropolitan area. We plan to utilize our significant water assets, which are summarized below, to provide residential/commercial water and wastewater services to other customers located along the eastern slope of Colorado generally known as the “Front Range” (the area east of the Rocky Mountains extending essentially from Ft. Collins on the north to Colorado Springs on the south). Principally we are targeting the “I-70 corridor” which is located east of downtown Denver and south of the Denver International Airport. This area is predominately undeveloped and is expected to experience substantial growth over the next 30 years. Our ability to increase our customer base is dependent on new development in our targeted service area and on our ability to enter into contracts to deliver water and wastewater service with land owners, land developers, home builders, and municipalities.
Our water rights are described in detail in the Our Water Assets section below, but in general we own over 12,000 acre-feet of decreed groundwater and surface water rights in the Denver area and have the exclusive right to use, through the year 2081, approximately 13,400 acre-feet of decreed groundwater and surface water located at the “Lowry Range” (defined in the Our Water Assets – The Lowry Range Property section below). In addition to these Denver based assets, we also own approximately 60,000 acre-feet of Arkansas River water which is currently being used to irrigate approximately 17,500 acres of land we own in southeastern Colorado, and 70,000 acre-feet of conditionally decreed Colorado River water rights on the western slope of Colorado. Along the Front Range of Colorado, there are over 70 separate water providers with varying needs for replacement and new water supplies. We believe that we are well positioned to assist certain of these water providers in meeting their future water needs. Based on independent engineering estimates, our Denver portfolio can serve approximately 78,000 SFE’s, while our Arkansas River supplies (estimated to be approximately 40,000 acre feet per year of consumptive use water) can provide water service to an additional 100,000 SFE’s for a combined capacity of approximately 180,000 SFE’s.

Glossary of terms
The following terms are commonly used in the water industry and are used throughout our annual report:
•
Acre-foot – approximately 326,000 gallons of water, or enough water to cover an acre of ground with one foot of water. For some instances herein, as context dictates, acre feet is used to designate an annual decreed amount of groundwater or the amount of surface water that might be available during a typical year.

•	Consumptive Use – the amount of water that is evaporated, transpired, incorporated into products or crops, consumed by humans or livestock, or otherwise removed from the immediate water environment.
•
Customer Facilities – facilities that carry potable water and reclaimed water to customers from the Retail water distribution system and collect wastewater from customers and transfer it to the Retail wastewater collection system. Water and wastewater service lines, interior plumbing, meters and other components are typical examples of Customer Facilities. In many cases, portions of the Customer Facilities are constructed by the developer, but they are owned and maintained by the customer.

•
Retail Facilities – facilities that distribute water to and collect wastewater from an individual subdivision or community. Developers are typically responsible for the funding and construction of Retail Facilities. Once we certify that the Retail Facilities have been constructed in accordance with our design criteria, the developer dedicates the Retail Facilities to us or to a quasi-municipal political subdivision of the state and we operate and maintain the facilities.

•	Section – a parcel of land being one square mile and containing 640 acres.
•
Single Family Equivalent unit (“SFE”) – One SFE is a customer; whether residential, commercial or industrial; that imparts a demand on our water or wastewater systems similar to the demand of a family of four persons living in a single family house on a standard sized lot. One SFE is assumed to have a water demand of approximately 0.4 acre-feet per year and to contribute wastewater flows of approximately 300 gallons per day

•
Special Facilities – facilities that are required to extend services to an individual development and are not otherwise classified as a typical “Wholesale Facility” or “Retail Facility.” Temporary infrastructure required prior to construction of permanent water and wastewater systems or transmission pipelines to transfer water from one location to another are examples of Special Facilities. We typically design and construct the Special Facilities using funds provided by the developer in addition to the normal rates, fees and charges that we collect from our customers. We are typically responsible for the operation and maintenance of the Special Facilities upon completion.

•
Wholesale Facilities – facilities that serve an entire service area or major regions or portions thereof. Wells, treatment plants, pump stations, tanks, reservoirs, transmission pipelines, and major sewage lift stations are typical examples of Wholesale Facilities. We own, design, construct, operate, maintain and repair Wholesale Facilities which are typically funded using rates, fees and charges that we collect from our customers.

Our Water Assets
This section should be read in conjunction with Item 1A – Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Use of Estimates, and Note 4 to the accompanying financial statements.
The $103.2 million of capitalized water costs on our balance sheet represent the costs of the water rights we own and the related infrastructure developed to provide water and wastewater services. We own or have the exclusive rights to use water in several river basins throughout Colorado, with our most significant assets being located in the Denver metropolitan area and the Arkansas River basin in southern Colorado. Each of these assets is explained in detail below.

Rangeview Water Supply and the Lowry Range
Our Rangeview Water
Our “Rangeview Water Supply” (defined below) includes a total of approximately 3,300 acre feet of tributary surface water, 25,050 acre feet of nontributary and not-nontributary groundwater rights, and storage rights associated with the Lowry Range.
Of the 25,050 acre feet of Lowry Range groundwater, we own approximately 11,650 acre feet of non-tributary and not-nontributary groundwater which we can “export” from the Lowry Range to supply water to nearby communities and developers in need of additional water supplies (this water asset is referred to as our “Export Water”). We also have the right to convert up to 1,650 acre feet of the Export groundwater to a similar amount of surface water for use off the Lowry Range. We hold the exclusive right to develop and deliver (through 2081) the remaining 13,400 acre feet of groundwater, along with the balance of the surface water, for use on the Lowry Range. Collectively we refer to these as our “Rangeview Water Supply.”
We acquired our Rangeview Water Supply in April 1996 pursuant to the following agreements, which collectively are referred to as the “Rangeview Water Agreements”:
(i)
The 1996 Amended and Restated Lease Agreement (the “Lease”) between the State Board of Land Commissioners (the “Land Board”) and the Rangeview Metropolitan District (the “District”), a quasi-municipal political subdivision of the State of Colorado,

(ii)	The Agreement for Sale of Export Water between us and the District, and
(iii)	The Service Agreement between us and the District for the provision of water service to the Lowry Range.
Pursuant to the Rangeview Water Agreements, we design, construct, operate and maintain the District’s water and wastewater systems to provide water and wastewater service to customers within the District’s 24,000 acre service area at the Lowry Range. In exchange for providing water service, we receive 95% of all amounts received by the District relating to water services, after deducting the required royalty to the Land Board, which initially totals 12% of gross revenues received from water sales. The Rangeview Water Agreements require us to charge customers fair market rates for water service based on the average of similar rates and charges at three nearby communities. See the Water and Wastewater Tap Fees section below.
Pursuant to the Wastewater Service Agreement (the “Wastewater Agreement”) between us and the District, we also design, finance, construct, operate and maintain the District’s wastewater system to provide wastewater service to customers within the District’s service area. In exchange for providing wastewater services, we receive 100% of the District’s wastewater tap fees and 90% of the District’s monthly wastewater service fees, as well as the right to use or sell the reclaimed water.
On the Lowry Range, we operate both the water and the wastewater systems during our contract period on behalf of the District, who owns the facilities for both systems. At the expiration of our contract term in 2081, ownership of the water system facilities servicing customers on the Lowry Range will revert to the Land Board, with the District retaining ownership of the wastewater facilities.
Off the Lowry Range, we use our Export Water as well as other supplies owned by us to provide water service to our customers and we own these facilities.
Historically we have contracted with third parties for the construction of these facilities, which is a practice we plan to continue.
The Lowry Range Property
The Lowry Range was acquired by the Land Board in the 1960’s and according to the Land Board it is one of the most complex and visible properties held in trust by the Land Board. Located in unincorporated Arapahoe County, about 20 miles southeast of Metro Denver, the Lowry Range is one of the largest contiguous parcels under single ownership next to a major metropolitan area in the United States. The Lowry Range is Approximately 26,000 acres in size or about 40 square miles of land. Of the 26,000 acres, we have the exclusive rights to provide water and wastewater services to approximately 24,000 acres.

In December 2006, the Land Board selected two development partners for the Lowry Range, one for a parcel designated by the Land Board as the Development Parcel (including approximately 3,800 acres of the Lowry Range) and one for a parcel designated as the Conservation Parcel (including approximately 17,000 acres). In June 2007, the Land Board entered into an agreement with a developer for sole development rights of six sections of the Lowry Range. Of this, we have the exclusive rights to provide water and wastewater services to two sections (or approximately 1,300 acres). As further detailed in Item 1A – Risk Factors, in January 2009, the developer withdrew from the project. We continue to work with the Land Board to develop the Lowry Range water assets for customers located on and off the Lowry Range using the Lowry Range’s surface and groundwater supplies in conjunction with a water management program to provide state-of-the-art, environmentally sensitive, sustainable water and wastewater services, at commercially reasonable rates. The Land Board to date has not finalized an agreement on the Conservation Parcel with its tentative partner.
Despite the developer’s withdrawal, our agreements with the District and the Land Board remain intact and we remain the exclusive water service provider to 24,000 acres of the Lowry Range. The Land Board continues to own the property and has stated its desire to continue to pursue its three-part vision for the Lowry Range which includes land development, conservation, and water resource development. However, we are not aware of any other projects planned by the Land Board and it may be some time before the Land Board commences another project. Beginning in the 1980’s and continuing with the Lease, we have been a dedicated partner with the Land Board in the pursuit of development opportunities at the Lowry Range. We continue to invest in and expand our capabilities to provide water and wastewater services to the Lowry Range and we look forward to continuing to work with the Land Board on these important and valuable assets.
Additionally, on June 1, 2009, the Colorado Supreme Court upheld the decision of the District Court, Water Division I, State of Colorado (“Water Court”) requiring the City of Aurora (“Aurora”) to remove three reservoir sites from its Water Court applications because the reservoir sites were already adjudicated to us pursuant to agreements with the Land Board. This process began in 2003 when Aurora filed an application for conditional water rights with the Water Court in which Aurora listed numerous potential sites for reservoirs for storage of its water rights. Three of the potential reservoir sites were located on the Lowry Range on reservoir sites which had been adjudicated by the District and the Land Board and for which the Land Board had previously granted the right to obtain rights-of-way and to construct reservoirs to the District.
Water supplies and water storage reservoirs are competitively sought throughout the west and along the Front Range of Colorado. We believe regional cooperation among area water providers in developing new water supplies and water storage provides the most cost effective way of expanding and enhancing service capacities for area water providers. We continue to discuss developing water supplies and water storage opportunities with area water providers.
Arkansas River Water
We own approximately 60,000 acre-feet of senior water rights in the Arkansas River basin. Currently this water is being used for agricultural purposes on the approximately 17,500 acres of real property we own in Southern Colorado, which is being leased to area farmers. The water rights we own are represented by over 21,600 shares of the Fort Lyon Canal Company (the “FLCC”), which is a non-profit mutual ditch company established in the late 1800’s to operate and maintain the 110-mile long Fort Lyon Canal between La Junta, Colorado and Lamar, Colorado. We acquired these assets on August 31, 2006, from High Plains A&M, LLC (“HP A&M”) pursuant to an asset purchase agreement (the “Arkansas River Agreement”). Pursuant to agreements we entered into with HP A&M, described in greater detail in Note 4 to the accompanying financial statements, the management of these farm leases is being performed by HP A&M through August 31, 2011. After that date, depending on certain factors described in the accompanying financial statements, HP A&M may extend the management services agreement, or we may assume management of the farms. Pursuant to the management services agreement, while HP A&M is managing the leases, HP A&M is responsible for all expenses associated with maintaining the leases with the exception of the water assessment fees paid to the FLCC, which fees are borne by us. As compensation for their management responsibilities, HP A&M retains all lease and certain other non-crop income associated with the farms and the water used thereon.
The farm land and related personal property and other non-water assets were acquired because the amount of water we will ultimately be permitted to develop for municipal purposes is based on the historical consumptive use of such water. We anticipate that approximately 40,000 acre-feet of the 60,000 acre-feet we own will be available for non-agricultural uses along the Front Range, but the Arkansas River Water will not be available for such purposes until we successfully file for a change of use in Water Court as described below. By owning the land and having the water continue to be used for agricultural purposes, we continue to maintain beneficial use of the water.

In order to use this water for municipal purposes we must file a change of use application with the Water Court. This will likely be a lengthy process and require a substantial amount of capital for legal and engineering services. If we successfully change the use of our water rights to include municipal uses, we would then need to construct a pipeline and other infrastructure to transport the water to the municipal customers, which could cost in excess of $500 million. Although we have not yet filed a change of use application. We are working with the FLCC and other interested parties in the Arkansas River Valley to mitigate any adverse impacts to the local communities and to make investments and decisions on farming operations which benefit continued agricultural operations as well as providing new municipal water supplies for the Front Range. We are conducting a rotational crop study program and participating in discussions with area interests including the Lower Arkansas Valley Super Ditch (“Super Ditch”), which is a group of Arkansas Valley irrigators that have assembled to study alternatives to traditional “buy and dry” agricultural-to-municipal water transfers.
Due to the renewable nature of surface water, owning this large portfolio of surface water allows us to more effectively market our water and wastewater services to customers in the Denver metropolitan market as well as other markets such as the Colorado Springs region. Timing of the development of the Arkansas River water will depend on the timing of new connections to our water and wastewater systems. We plan to fund the development of the Arkansas River water, much like the other water we own, by using proceeds generated from the sale of taps associated with new connections to our system. In addition to increasing our service capacities, the Arkansas River water may present additional market opportunities for us to assist other water providers in solving their long-term water supply needs for their existing and new connections. See also Item 1A – Risk Factors for additional information on the risks associated with a water transfer case and other risks associated with the Arkansas River water.
Arapahoe County Fairgrounds Agreement for Water Service
In 2005, we entered into an Agreement for Water Service (the “County Agreement) with Arapahoe County (the “County”) to design, construct, operate and maintain a water system for, and provide water services to, the Arapahoe County Fairgrounds (the “Fairgrounds”), which is located west of the Lowry Range. Pursuant to the County Agreement we purchased 321 acre-feet of water in 2008. Further details of the funding arrangements with the County are described in Note 4 to the accompanying financial statements.
Pursuant to the County Agreement we constructed various Wholesale and Special Facilities, including a new deep water well, a 175 foot tall, 500,000 gallon water tank and pipelines to transport water to the Fairgrounds. The construction of the Special and Wholesale facilities were completed in our fiscal 2006, and we began providing water service to the Fairgrounds on July 21, 2006.
Sky Ranch Water Supply and Water Service Agreements
The Sky Ranch property incorporates approximately 950 acres located four miles north of the Lowry Range along Interstate 70. As described in Item 1A – Risk Factors below, the developer of Sky Ranch currently has a plan of liquidation pending in federal bankruptcy court. We are party to two Water Service Agreements (the “Sky Ranch Agreements”) with the developer of Sky Ranch which, based on the approved preliminary development plans, obligate us to provide water service to the homes, businesses, schools and other customers at the development, which could include service to up to 4,850 SFEs. The Sky Ranch Agreements also grant us the right to purchase a total of 760 acre feet of water located beneath Sky Ranch as described in greater detail in Note 4 to the accompanying financial statements. Due to the pending bankruptcy proceeding, the timing of development at Sky Ranch, if any, and the status of the Sky Ranch Agreements, is uncertain.
Paradise Water Supply
In 1987 we acquired the conditional rights to build a 70,000 acre-foot reservoir to store Colorado River tributary water and a right-of-way permit from the U.S. Bureau of Land Management for property at the dam and reservoir site (collectively known as our “Paradise Water Supply”). Due to the significant development costs of water assets along the western slope and agreements with other western slope water interests, the use of our Paradise Water Supply is limited to opportunities along the western slope. See discussion of impairment analysis in the Critical Accounting Policies section below for more information. See also Note 4 to the accompanying financial statements for information concerning the Finding of Reasonable Diligence review by the State Engineer.

Well Enhancement and Recovery Systems
In January 2007, we, along with two other parties (each of whom own 1/3rd of the venture), formed Well Enhancement and Recovery Systems, LLC (“Well Enhancement LLC”), to develop a new deep water well enhancement tool and process which we believe will increase the efficiency of wells into the Denver Basin groundwater formation. In our fiscal 2008, the well enhancement tool and process was completed and tested on two deep water wells developed by an area water provider with favorable results. According to studies performed by an independent hydro-geologist, preliminary results indicate the well enhancement tool effectively increased the production of the two test wells by approximately 80% and 83% when compared to that of nearby wells developed in similar formations at similar depths. Based on the positive results of the test wells, we continue to refine the process of enhancing deep water wells and anticipate marketing the tool to area water providers. We did not utilize the well enhancement tool during 2009 due to a lack of wells being drilled in the Denver metropolitan market. During the fiscal years ended August 31, 2009, 2008 and 2007, Well Enhancement LLC expensed approximately $17,100, $143,600 and $106,700, respectively, for research and development activities. Since we are a 1/3rd owner of Well Enhancement LLC, we recorded approximately $7,900, $48,700 and $35,600, respectively, of Well Enhancement LLC’s losses for the fiscal years ended August 31, 2009, 2009 and 2007.
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
Pursuant to our Rangeview Water Agreements with the District and the Land Board, pricing for water tap fees (as well as water usage charges described further below) is controlled through a market-driven pricing mechanism in which our rates and charges may not exceed the average of similar rates and charges of three nearby water providers. Due to increases in tap fees at these communities, effective July 1, 2009, water tap fees increased $1,000 to $22,500 per SFE, which is a 4.7% increase over the 2008 water tap fee. Wastewater tap fees remained unchanged at $4,883. Table A provides a summary of our water tap fees since 2003:
Table A — Water System Tap Fees

	2009	2008	2007	2006	2005	2004	2003
Water tap fees per SFE	$22,500	$21,500	$20,000	$16,840	$14,740	$12,420	$11,150
Percentage Increase	4.7%	7.5%	18.8%	14.2%	18.7%	11.4%	6.2%
Tap fees revenues are deferred and recognized in the statement of operations as income as described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Use of Estimates and Note 2 to the accompanying financial statements.
Developers owning rights to either surface water or groundwater underlying their properties may receive a credit against a portion of their water tap fees if they elect to sell their water to us, which is negotiated at the time of the service agreement.

Construction Fees
Construction fees are fees we receive, typically in advance, from developers, for us to build certain infrastructure such as Special Facilities. Construction revenues are deferred and recognized in the statement of operations as income as described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Use of Estimates and Note 2 to the accompanying financial statements.
Monthly Service Fees
Monthly water usage charges are assessed to our customers based on actual metered usage each month. Water usage pricing uses a tiered pricing structure which is capped at the average of the prices charged by the same three surrounding water providers used as the basis for our water tap fees. Despite increases by these water providers, in 2009 we chose not to increase our monthly usage rates in order to provide more competitive usage charges in our service area; however, the tiered pricing structure has increased over the past several years as noted in Table B below:
Table B — Tiered Water Usage Pricing Structure

	Price ($ per thousand gallons)
Amount of consumption	2009	2008	2007	2006	2005	2004
Base charge per SFE	$25.11	$25.11	$25.11	$20.44	$20.28	$19.80
0 gallons to 10,000 gallons	$2.55	$2.55	$2.55	$2.58	$2.46	$2.40
10,001 gallons to 20,000 gallons	$3.35	$3.35	$3.35	$3.34	$3.17	$3.10
20,001 gallons and above	$5.96	$5.96	$5.96	$5.90	$5.54	$5.40
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
Land Board Royalties and District Fees
Pursuant to the Rangeview Water Agreements, the Land Board is entitled to royalty payments based on a percentage of revenues earned from water sales that utilize water from the Lowry Range or Export Water. The calculation of royalties depends on whether the customer is located on the Lowry Range or elsewhere, and whether the customer is a public or private entity. In addition, the District is entitled to retain 5% of amounts collected with respect to water sales to customers located on the Lowry Range, after deducting the royalty payment to the Land Board.
Pursuant to the Wastewater Agreement, the District is entitled to 10% of our wastewater service charge revenue (not including wastewater tap fees) from customers on the Lowry Range. The Land Board does not receive a royalty from wastewater services.
Lowry Range Customers
For services to customers located on the Lowry Range, the District collects fees from customers, pays the royalties to the Land Board, retains its own fee, and remits the remainder to us. Water service related payments from customers on the Lowry Range generate royalties to the Land Board at a rate of 12% of gross revenues. When either (i) metered production of water used on the Lowry Range in any calendar year exceeds 13,000 acre-feet or (ii) 10,000 surface acres on the Lowry Range have been rezoned to non-agricultural use, finally platted and water tap agreements have been entered into with respect to all improvements to be constructed on such acreage, the Land Board may elect, at its option, to receive, in lieu of its royalty of 12% of gross revenues, 50% of the net profits derived by the District and Pure Cycle after the Land Board’s election from the sale or other disposition of water on the Lowry Range. To date neither of these conditions has been met and such conditions are not likely to be met any time soon.

Export Water Customers
Payments for Export Water also generate royalty payments to the Land Board. These royalties vary depending on a number of factors. When we withdraw, treat and deliver water to customers located off the Lowry Range, incurring the costs related to this process, royalties to the Land Board are based on our “Net Revenues,” (which are defined as: gross revenues less costs, including reasonable overhead allocations, incurred as a direct and indirect result of incremental activity associated with the withdrawal, treatment and delivery of the water). Royalties payable to the Land Board for Export Water sales escalate based on the amount of Net Revenue we receive and are lower for sales to a water district or similar municipal or public entity than for sales to a private entity as noted in Table C:
Table C — Royalties for Export Water Sales

	Royalty Rate
	Private	Public
Net Revenues	Entity	Entity
$0 – $45,000,000	12%	10%
$45,000,001 – $60,000,000	24%	20%
$60,000,001 – $75,000,000	36%	30%
$75,000,001 – $90,000,000	48%	40%
Over $90,000,000	50%	50%
Our Current Operations
We designed, built and operate water and wastewater systems that serve customers both on the Lowry Range as well as customers off the Lowry Range including the Arapahoe County Fairgrounds.
During fiscal 2009 we delivered approximately 33.9 million gallons of potable water to our customers. On average, this equates to approximately 830,000 gallons per month during the winter and over six (6) million gallons per month during the summer. Our wastewater treatment facility has a permitted capacity of 130,000 gallons per day and currently receives about 40,000 gallons per day.
We operate and maintain all of our water and wastewater facilities with limited assistance from third party contractors. We designed, constructed and operate the facilities serving customers on the Lowry Range and plan to operate this system, together with facilities serving customers in areas outside the Lowry Range, in an integrated manner to capitalize on economies of scale and ensure the most efficient use of our water. Currently we provide service to approximately 247 single family equivalent water connections and 157 single family wastewater connections both on and off the Lowry Range.
Significant Customers
Table D lists the customers which accounted for 10% of more of our revenues for the fiscal years ended August 31, 2009, 2008 and 2007, respectively.
Table D — Significant Customers

	% of Water Usage Fees
	2009	2008	2007
Ridgeview Youth Services Center	72%	71%	67%
Schmidt Aggregates	13%	15%	20%

Combined	85%	86%	87%

	% of Wastewater Service Fees
	2009	2008	2007
Ridgeview Youth Services Center	100%	100%	100%

Our Projected Operations
This section should be read in conjunction with Item 1A – Risk Factors.
We design, construct and operate our existing and future water and wastewater facilities using advanced water purification and wastewater treatment technologies which allow us to use our water supplies in an efficient and environmentally friendly manner. We plan to develop our water and wastewater systems in stages to efficiently meet increasing demands in our service areas, thereby reducing the amount of up-front capital costs required for construction. We use third party contractors to construct our facilities as needed. We employ licensed water and wastewater operators to operate our water and wastewater systems. As our systems expand, we expect to hire additional personnel to operate our systems, read meters, bill customers, and manage our operations. We plan to take advantage of advanced technologies, such as systems that enable meter readings and billings to be done remotely, to keep labor and other operating costs low.
Our water and wastewater systems conjunctively use surface and groundwater supplies and storage of raw water and highly treated effluent supplies to provide a balanced sustainable water supply for our customers. Integrating conservation efforts with effective water reuse makes our water and wastewater systems environmentally responsible.
Our Denver based supplies are a valuable, locally available, resource located near the point of use. This enables us to incrementally develop infrastructure to produce, treat and deliver water to customers based on their growing demands. Adding our locally available supplies to our intermediate and longer term supplies from the Arkansas River balances both current and ongoing supplies to meet the growing water demands in the Front Range market.
Our Arkansas River supplies are located in southeast Colorado and will require an approximately 130-mile pipeline and water treatment and pumping facilities with an estimated cost of over $500 million to deliver the water to Front Range customers. We are currently investigating various pipeline alignments and potential partnerships for construction of these facilities. We are also in discussion with the Arkansas Valley Super Ditch which is studying the feasibility of developing a system-wide mechanism to transfer water from the Arkansas River basin to water short regions through a rotational crop fallowing program. Converting the Arkansas Water to municipal use and constructing a delivery system will be a long-term process, but one which will allow us to work closely with those who might benefit or otherwise be impacted by any water transfers. The development of this water will require us to apply for a change of use application in the Water Court which is anticipated to take from one to more than three years and require a significant capital investment. However, we do not plan on starting this process in the near term and anticipate that the tap fees and usage fees from taps sold utilizing our Rangeview Water Supply, along with funding from other pipeline partners, will be sufficient to fund the water delivery facilities.
Based on our initial development plans, we expect the development of our Rangeview Water Supply to require a significant number of high capacity deep water wells. We anticipate drilling separate wells into each of the three principal aquifers located beneath the Lowry Range. Each well is intended to deliver water to central water treatment facilities for treatment prior to delivery to customers. Development of our Lowry Range surface water supplies will require facilities to divert surface water to storage reservoirs to be located on the Lowry Range and treatment facilities to treat the water prior to introduction into our distribution systems. Surface water diversion facilities will be designed with capacities to divert the surface water when available (particularly during seasonal events such as spring run-off and summer storms). Based on preliminary engineering estimates, the full build-out of water facilities (including diversion structures, transmission pipelines, reservoirs, and water treatment facilities) on the Lowry Range will cost in excess of $340 million and will accommodate water service to customers located in and outside the Lowry Range.
Rangeview Metropolitan District
The District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range. The District is required to utilize the 13,400 acre-feet of water leased to it by the Land Board to serve customers on the Lowry Range.
The District is run by an elected board of directors. The only eligible voters and the only persons eligible to serve as directors are the owners of property within the boundaries of the District. We own certain rights to the real property which encompasses the current boundaries of the District. The current directors of the District are Mark W. Harding and Scott E. Lehman (both employees of Pure Cycle), and an independent board member.

We are party to a Right of First Refusal Agreement with the owners of the property comprising the District. Pursuant to a tenancy in common agreement, in the event of death, bankruptcy or incompetence of any tenant, that tenant’s estate or representative must offer the property interest of that tenant to the remaining tenants for purchase. If the remaining tenants do not purchase all of such person’s interest, the property must be offered to us pursuant to the Right of First Refusal Agreement. In addition, if any tenant wants to sell his interest in the parcel, such tenant must find a bona fide buyer and then offer the property to us. We have the right, at our option, to buy the property by matching the terms of the bona fide third party offer or by paying the appraised value of the property as determined by independent appraisers. A tenant may also negotiate a sale directly with us if he elects not to locate a bona fide buyer. Each of the directors listed above currently owns an undivided interest in the land comprising the District. Under applicable Colorado law, entities are not qualified to serve as directors of municipal districts and may not vote. Our President and Corporate Secretary serve as elected members of the board of directors of the District. Pursuant to Colorado law, directors receive $100 for each board meeting or a maximum of $1,600 per year.
We and the District’s board of directors transact business on an arms-length basis. Potential conflicts of interest of the directors in transactions between us and the District are disclosed in filings with the Colorado Secretary of State. The District and we were each represented by separate legal counsel in negotiating the Rangeview Water Agreements and those agreements were approved by the independent members of the District’s board and by the Land Board at the time they were entered into.
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
Water and Growth in Colorado
In 2009, the Colorado economy, much like that of the US as a whole, has experienced a continuing recession. Housing starts fell nearly 60% over the prior year and the unemployment rates rose to 7.3% in August 2009, as compared to 4.9% in August 2008. Despite this, the Denver Regional Council of Governments (“DRCOG”), a voluntary association of over 50 county and municipal governments in the Denver metropolitan area, estimates that the Denver metropolitan area population will increase by about 44% from today’s 2.7 million people to 3.9 million people by the year 2030. A recent Statewide Water Supply Initiative report by the Colorado Water Conservation Board estimates that the South Platte River basin, which includes the Denver metropolitan region, will grow from a current population of approximately 3.2 million to approximately 4.9 million by the year 2030; while the state populations increases from 4.7 million to 7.2 million. Accordingly, approximately 70% of the projected state population increase is anticipated to occur within the South Platte River basin. Significant increases in Colorado’s population, particularly in the Denver metro region and other areas in the water short South Platte River basin, together with increasing agricultural, recreational, and environmental water demands will intensify competition for water supplies. Estimated population increases brings increased demand for water services; exceeding what municipal service providers are currently capable of providing especially during drought conditions. The Statewide Water Supply Initiative estimates that population growth in the Denver region and the South Platte River Basin will result in additional water supply needs of over 400,000 acre feet by the year 2030, which must be met with new water sources. Many cities and municipalities require property developers to demonstrate they have sufficient water supplies for their proposed projects before considering rezoning or annexation applications. Based on this, we focus our water marketing activities to developers and homebuilders that are active along the Colorado Front Range as well as other area water providers in need of additional supplies.
Colorado’s future water supply needs will be met through conservation, reuse and the development of new supplies. Our rules and regulations for water and wastewater service call for adherence to strict conservation measures, including low flow water fixtures, high efficiency appliances, and advanced irrigation control devices. Additionally, our systems are designed and constructed using a dual-pipe water distribution system that has one pipe to supply customers with high quality potable drinking water and a second pipe to supply raw or reclaimed water for irrigation. Typically, about one-half of the water needed to meet Denver-area residential water demands is used for lawn and outdoor landscape irrigation. Along with most major water providers, we believe that raw or reclaimed water supplies provide the lowest cost water for irrigation. Our systems will include an extensive water reclamation system, in which essentially all effluent water from wastewater treatment plants will be reused to meet non-potable water demands. This will enhance our ability to provide quality water service and reinforce the importance of water reuse and our commitment to environmentally responsible water management policies.

Competition
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
Although we have exclusive long-term water and wastewater service contracts for the majority of the Lowry Range (we currently have the exclusive rights to serve two of the six development sections currently proposed at the Lowry Range), providing water service using our Export Water and Arkansas River water is subject to competition. Moreover, competitors have attempted to challenge our exclusive rights to service the Lowry Range. See Item 1A – Risk Factors – Lowry Range below. Alternate sources of water are available, principally from other private parties, such as farmers or others owning senior water rights that have historically been used for agriculture, and from municipalities seeking to annex new development areas in order to increase their tax base. Our principal competition in areas close to the Lowry Range is the City of Aurora, which has the ability to offer potential purchasers incentives, such as annexation and tax credits, which we cannot. The other principal factors affecting competition for potential purchasers of our Arkansas River water and Export Water include the availability of water for the particular purpose, the cost of delivering the water to the desired location and the reliability of the water supply during drought periods. We believe the water assets we own and have the exclusive right to use, which have a supply capacity of approximately 180,000 SFE units, provide us a significant competitive advantage along the Front Range. Our legal rights to the Rangeview Water Supply have been confirmed for municipal use and a significant portion of our water supply is close to Denver area water users. Our pricing structure is competitive and our water portfolio is well balanced with senior surface water rights, groundwater rights, storage capacity and reclaimed water supplies.
Employees
We currently have three full-time employees and one part-time employee.
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
Providing water service using our Rangeview Water Supply is one of our principal sources of future revenue. The timing and amount of these revenues will depend significantly on the development of the Lowry Range, Sky Ranch and other potential developments near our Rangeview Water Supply and along the Colorado Front Range. The development of these areas is not within our control.

Lowry Range
As noted in Item 1 – Business, in June 2007, the Land Board entered into an agreement with a developer for the sole development rights of six sections (or approximately 3,900 acres) of the Lowry Range. Of this, approximately two sections (or approximately 1,300 acres) were subject to our service rights under the Lease. In January 2009, the developer withdrew from the development agreement. The Land Board continues to own the property, however; we are not aware of any other projects planned by the Land Board and it may be some time before the Land Board commences another project. Even if the Land Board does proceed with another development plan, there can be no assurance that development will occur or that water sales will occur on acceptable terms or in the amounts or time required for us to support our costs of operation.
Additionally, certain of our rights on the Lowry Range have been challenged. On June 1, 2009, the Colorado Supreme Court upheld the decision of the Water Court requiring the City of Aurora to remove certain reservoir sites from its Water Court applications because the reservoir sites were already adjudicated to us pursuant to agreements with the Land Board. While Aurora has been unsuccessful so far in obtaining rights to the adjudicated reservoirs under the Lease, additional legal action may become necessary to enforce our rights to the reservoirs and to provide water and wastewater service to the Lowry Range. If additional legal proceedings become necessary and our rights under the Lease are adversely ruled upon in such legal proceedings, it could materially adversely impact the value of our interests, including the value of our Rangeview Water Supply.
Our surface water interests and reservoirs sites at the Lowry Range are conditional decrees and are subject to a Finding of Reasonable Diligence from the Water Court every six years. To arrive at that finding, the Water Court must determine that we, together with the Land Board, continue to diligently pursue the development of the water rights. If the Water Court is unable to make such a finding, these portions of the Lowry Range water supply could be lost. The Lowry Range conditional decrees are currently under their first review by the Water Court to determine if such decrees meet the diligence criteria. If the Water Court does not make a determination of reasonable diligence, it would materially adversely impact the value of our interests in the Rangeview Water Supply.
Because of the prior use of the Lowry Range as a military facility, environmental clean-up may be required prior to development, including the removal of unexploded ordnance. There is often significant delay in adoption of development plans, as the political process involves many constituencies with differing interests. In the event water sales are not forthcoming or development of the Lowry Range is delayed indefinitely, we would need to incur additional short or long-term debt obligations or seek to sell additional equity to generate operating capital, and there are no assurances that we would be successful in obtaining additional operating capital. In addition, the Land Board may not develop large portions of the Lowry Range significantly limiting our ability to utilize the non-Export Water specifically reserved for use on the Lowry Range.
Sky Ranch
The developer of Sky Ranch has filed a plan of liquidation in bankruptcy court, which remains pending. There has been no resolution of our claims against the developer of Sky Ranch and we do not know how the liquidation will impact our agreements with Sky Ranch or the Sky Ranch property. The Sky Ranch Agreements could be rejected in the bankruptcy proceeding leaving us with unsecured damage claims which would likely have little or no value. In addition to our claims against the developer, a bank holds a security interest in the entire Sky Ranch development, including our agreements. We are not aware of the bank’s intentions with respect to its rights in the development. Until these issues are resolved, there will be no development and consequently no sales of water taps or water at Sky Ranch. We cannot reasonably predict how long this process will take or whether any of our rights related to Sky Ranch will have any value following the liquidation of the Sky Ranch developer.
The Colorado housing market and economic conditions could adversely affect our operations.
Our operations are affected by general economic conditions and the pace and location of real estate development activities in the greater Denver metropolitan area, most particularly areas which are close to our Rangeview Water Supply. Since 2006, the Colorado housing market has seen significant declines in new construction, which could continue for some time. The current instability in the credit markets has exacerbated the decline in demand for new homes. New connections to our water and wastewater systems depend on real estate development in our service areas. We have no ability to control the pace and location of real estate development activities which affect our business. If the downturn in the homebuilding and credit markets continues, intensifies, or if the national economy weakens further and economic concerns intensify, it could have a significant negative impact on our business.

We are involved in on-going discussion with the Land Board to clarify our rights and obligations with respect to our Rangeview Water Supply and such negotiations may not be successful.
Our Rangeview Water Supply rights derive principally from the Lease between the Land Board and the District which was entered into in 1996 prior to any development of the Lowry Range or of areas outside the Lowry Range that utilize our Export Water. The terms of the Lease did not fully anticipate the specific circumstances of development that have arisen and may not clearly delineate rights and responsibilities for the forms of transactions that may arise in the future. We are involved in ongoing discussions with the Land Board to clarify the terms of the Lease. An unfavorable outcome in such discussion could have a material adverse effect on our financial results.
In order to utilize the Arkansas River water acquired in fiscal 2006, we must apply for a change of use with the Water Court and this may take several years to complete.
The change of use of our Arkansas River water requires a favorable ruling by the Water Court, which could take several years and be a costly and contentious effort since it is anticipated that many parties will oppose the change of use and the transfer of the water. There are several conditions which must be satisfied prior to our receiving a change of use decree for transfer of our Arkansas River water. One condition that we must satisfy is a showing of anti-speculation in which we, as the applicant, must demonstrate that we have contractual obligations to provide water service to customers prior to the Water Court ruling on the transfer of a water right. The Water Court is also expected to limit the transfer to the “consumptive use” portion of the water right and to address changing the historic use of the water from agricultural uses to other uses such as municipal and industrial use. We expect to face opposition to any consumptive use calculations of the historic agricultural uses of this water. The Water Court may impose conditions on our transfer of the water rights such as requiring us to mitigate the loss of the farming tax base, imposing re-vegetation requirements to convert soils from irrigated to non-irrigated, and imposing water quality measures. Any such conditions will likely increase the cost of transferring the water rights.
We may not be able to obtain sufficient capital to develop our water rights, in particular the Arkansas River water.
Development of water rights requires a substantial capital investment. We anticipate financing water and wastewater systems primarily through the sale of water taps and water delivery charges to users. However, we cannot assure you that these sources of cash will be sufficient to cover our capital costs. Moreover, the development of the Arkansas River water will require a pipeline and other infrastructure to deliver the water to the Front Range, which is anticipated to cost over $500 million. We likely would be required to partner with others to finance a project of this magnitude and there is no assurance we would be able to obtain the financing necessary to develop our Arkansas River water.
Our valuation of the Tap Participation Fee payable to HP A&M contains estimates and management assumptions. The actual results could differ significantly from those estimates.
As part of our acquisition of the Arkansas River water rights from HP A&M, we granted HP A&M a tap participation fee entitling HP A&M to receive ten percent (10%) of the gross proceeds of our sales of forty thousand (40,000) water taps (the “Tap Participation Fee”). For accounting purposes we have estimated the fair value of the Tap Participation Fee payable to HP A&M using available historic market information and estimated future market data and projections. We believe the estimates we used reasonably reflect the fair value of the Tap Participation Fee. Accounting estimates involve matters of uncertainty and judgment and interpreting relevant market data is inherently subjective in nature. Many factors are necessary to estimate future market conditions, including but not limited to, supply and demand for new homes, population growth along the Front Range, tap fee increases at our rate-base districts, and other market forces beyond our control. The actual results could differ materially from the accounting estimates reflected in our balance sheet which would result in significant changes to the fees being paid to HP A&M and to the imputed interest being reflected on our future statements of operations associated with the Tap Participation Fee.
In the event of default by HP A&M on any of the promissory notes secured by deeds of trust on our properties, we would be required to cure the defaults or lose the properties.
Certain of the real properties we acquired from HP A&M are subject to promissory notes, aggregating approximately $12.0 million in principal and interest as of August 31, 2009. The notes are secured by deeds of trust on the properties we own, but are solely the responsibility of HP A&M. Because of HP A&M’s financial position and the substantial penalties imposed on HP A&M in the event of a default, the likelihood of HP A&M defaulting on the notes is deemed remote. As a result the promissory notes are not reflected on our balance sheet. However, if HP A&M was to default on any of the notes, and the defaults were not cured, we would lose up to approximately 60 of the 80 real properties we acquired which equates to approximately 75% of our Arkansas River water rights.

Our net losses may continue and we may not have sufficient liquidity to pursue our business objectives.
We have experienced significant net losses and could continue to incur net losses. For the fiscal years ended August 31, 2009, 2008 and 2007, we had net losses of approximately $5.7 million, $6.9 million and $6.9 million, respectively, on revenues of approximately $260,200, $282,400 and $265,700, in the respective periods. Our cash flows from operations have not been sufficient to fund our operations in the past, and we have been required to raise debt and equity capital to remain in operation. Since 2004, we have raised approximately $21.5 million through the issuance of common stock to support our operations. Our ability to fund our operational needs and meet our business objectives will depend on our ability to generate cash from future operations. If our future cash flows from operations and other capital resources are not sufficient to fund our operations and the significant capital expenditure requirements to build our water delivery systems, we may be forced to reduce or delay our business activities, or seek to obtain additional debt or equity capital, which may not be available on acceptable terms, or at all.
The rates we are allowed to charge customers on the Lowry Range are limited by the Lease with the Land Board and our contract with the District and may not be sufficient to cover our costs of construction and operation.
The prices we can charge for our water and wastewater services on the Lowry Range are subject to pricing regulations set in the Lease with the Land Board. Both the tap fees and our usage rates and charges are capped at the average of the rates of three surrounding water providers. Annually we survey the tap fees and rates of the surrounding providers and we typically adjust our tap fees and rates and charges based on the average of those charged by this group. Our costs associated with the construction of water delivery systems and the production, treatment and delivery of our water are subject to market conditions and other factors, which may increase at a significantly greater rate than the prices charged by the three surrounding providers. Factors beyond our control and which cannot be predicted, such as drought, water contamination and severe weather conditions, like tornadoes and floods, may result in additional labor and material costs that may not be recoverable under our rate structure. Either increased customer demand or increased water conservation may also impact the overall cost of our operations. If the costs for construction and operation of our water services, including the cost of extracting our groundwater, exceed our revenues, we would be providing service to the Lowry Range at a loss. We may petition the Land Board for rate increases; however, there can be no assurance that the Land Board would approve a rate increase request.
We have three full time employees and may not be able to manage the increasing demands of our expanding operations.
We currently have three employees to administer our existing assets, interface with applicable governmental bodies, market our services and plan for the construction and development of our future assets. We may not be able to maximize the value of our water assets because of our limited manpower. We depend significantly on the services of Mark W. Harding, our President. The loss of Mr. Harding would cause a significant interruption of our operations. The success of our future business development and ability to capitalize on growth opportunities depends on our ability to attract and retain additional experienced and qualified persons to operate and manage our business. State regulations set the training, experience and qualification standards required for our employees to operate specific water and wastewater facilities. Failure to find state-certified and qualified employees to support the operation of our facilities could put us at risk, among other things, for operational errors at the facilities, for improper billing and collection processes, and for loss of contracts and revenues. We cannot assure you that we can successfully manage our assets and our growth.
We may be adversely affected by any future decision by the Colorado Public Utilities Commission to regulate us as a public utility.
The Colorado Public Utilities Commission (“CPUC”) regulates investor-owned water companies operating for the purpose of supplying water to the public. The CPUC regulates many aspects of public utilities’ operations, including establishing water rates and fees, initiating inspections, enforcement and compliance activities and assisting consumers with complaints.
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
We currently earn no revenues from our Paradise Water Supply, which as of August 31, 2009 has a recorded cost of approximately $5.5 million. Our ability to convert our Paradise Water Supply into an income generating asset is limited. Due to the cost of developing western slope water and agreements with other western slope water interests, our use of the Paradise Water Supply is limited to opportunities along the western slope. As part of our Water Court decree for the Paradise Water Supply, we are permitted to construct a storage facility on the Colorado River. However, due to a stipulation entered into with various objectors to our Paradise Water rights and the strict regulatory requirements for constructing a reservoir on the main stem of the Colorado River, we do not anticipate completing the storage facility at its decreed location. We cannot assure you that we will ever be able to make use of this asset or sell the water profitably.
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
Our officers and employees constitute a majority of the directors of the District. Pure Cycle, along with our officers and employees and one unrelated individual, own, as tenants in common, the 40 acres that form the District. We have made loans to the District to fund its operations. At August 31, 2009, total principal and interest owed to us by the District was approximately $507,800. The District is a party to our agreements with the Land Board and receives fees of 5% of the revenues from the sale of water on the Lowry Range. Proceeds from the fee collections will initially be used to repay the District’s obligations to us, but after these loans are repaid, the District is not required to use the funds to benefit Pure Cycle. We have received benefits from our activities undertaken in conjunction with the District, but conflicts may arise between our interests and those of the District, and with our officers who are acting in dual capacities in negotiating contracts to which both we and the District are parties. We expect that the District will expand when more properties are developed and become part of the District, and our officers acting as directors of the District will have fiduciary obligations to those other constituents. There can be no assurance that all conflicts will be resolved in the best interests of Pure Cycle and its shareholders. In addition, other landowners coming into the District will be eligible to vote and to serve as directors of the District. There can be no assurances that our officers and employees will remain as directors of the District or that the actions of a subsequently elected board would not have an adverse impact on our operations.
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
In October 2009, the Water Quality Control Division of the Colorado Department of Public Health and Environment advised us of proposed changes to the discharge permit for the District’s Coal Creek wastewater reclamation facility. The revised permit requires compliance with effluent ammonia limitations, use of E. coli rather than fecal coliform as an indicator of effluent disinfection efficacy, and a more stringent (lower) effluent chlorine residual limitation. The revised permit establishes a schedule for complying with the new criteria and although we do not anticipate having significant difficulties complying with the revised permit, future requirements may be more costly and difficult.

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
Our customers may require us to secure performance and completion bonds for certain contracts and projects. The market environment for surety companies has become more risk averse. We secure performance and completion bonds for our contracts from these surety companies. To the extent we are unable to obtain bonds; we may not be awarded new contracts. We cannot assure you that we can secure performance and completion bonds when required.
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
We depend on an adequate water supply to meet the present and future demands of our customers and to continue our expansion efforts. Conditions beyond our control may interfere with our water supply sources. Drought and overuse may limit the availability of water. These factors might adversely affect our ability to supply water in sufficient quantities to our customers and our revenues and earnings may be adversely affected. Additionally, cool and wet weather, as well as drought restrictions and our customers’ conservation efforts, may reduce consumption demands, also adversely affecting our revenue and earnings. Furthermore, freezing weather may also contribute to water transmission interruptions caused by pipe and main breakage. If we experience an interruption in our water supply, it could have a material adverse effect on our financial condition and results of operations.
Item 1B — Unresolved Staff Comments
We have no unresolved Staff comments.
Item 2 — Properties
At the end of August 2009, we moved into new office space where we occupy approximately 1,000 square feet at a cost of approximately $1,400, per month, at the address shown on the cover of this Form 10-K. This is leased pursuant to a three year operating lease agreement with a third party. Until we moved, we leased approximately 1,000 square feet of office space, for $1,000 per month, which was leased from the estate of Ryan Clark, the deceased son of our former CEO, which was located at 8451 Delaware Street, Thornton, CO 80260.
In addition to the water rights we own in the Denver metropolitan area which are described in Item 1 — Our Water Assets, we also own a 500,000 gallon water tank, a deep water well and pump station, and approximately four miles of water pipeline in Arapahoe County Colorado. Additionally, although owned by the District, we operate and maintain another 500,000 gallon deep water well, water tank and pump station, two alluvial wells, the District’s wastewater treatment plant, and water distribution and wastewater collection pipelines that serve customers located at the Lowry Range. These assets are used to provide service to our existing customers.
In addition to the real property we own in the Arkansas River Valley as described in Item 1 — Our Water Assets – Arkansas River Water, we also own various water delivery fixtures located on our real properties. These items consist mainly of irrigation pumps, irrigation ditches, and irrigation pipelines as well as various structures and agricultural related buildings.
Item 3 — Legal Proceedings
We are involved in ordinary and routine litigation concerning certain water rights incident to our business, none of which are material.
Item 4 — Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of shareholders during the fiscal quarter ended August 31, 2009.

PART II
Item 5 — Market for Registrant’s Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities
(a) Market Information
Our common stock is traded on the NASDAQ Capital Market under the symbol “PCYO”. The high and low sales prices of our common stock, by quarter, for the fiscal years ended August 31, 2009 and 2008 are presented with the Selected Quarterly Financial Information in Item 8 below.
(b) Holders
On October 30, 2009, there were 3,341 holders of record of our common stock.
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
(d) Securities authorized for issuance under equity compensation plans
Table E — Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation
	of outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	250,000	$6.40	1,350,000
Equity compensation plans not approved by security holders	—	—	—

Total	250,000	$6.40	1,350,000

(e) Performance Graph 1
This graph compares the cumulative total return of our common stock for the last five fiscal years with the cumulative total return for the same period of the S&P 500 Index and a peer group index2. The graph assumes the investment of $100 in common stock in each of the indices as of the market close on August 31 and reinvestment of all dividends.

	2009	2008	2007	2006	2005	2004
Pure Cycle Corporation	$40.37	$75.03	$94.91	$102.73	$91.30	$100.00
S&P 500	$102.50	$125.38	$141.11	$122.56	$112.56	$100.00
Peer Group	$128.78	$138.03	$157.15	$150.39	$149.38	$100.00

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

(f) Recent Sales of Unregistered Securities
There were no sales of unregistered securities during the three months ended August 31, 2009.

Item 6 — Selected Financial Data
Table F — Selected Financial Data

	For the Fiscal Years Ended August 31,
In thousands (except per share data)	2009	2008	2007	2006 *	2005
Summary Statement of Operations items:
Total revenues	$260.2	$282.4	$265.7	$271.7	$234.7
Net loss	$(5,728.1)	$(6,926.7)	$(6,914.7)	$(792.9)	$(1,050.9)
Basic and diluted loss per share	$(0.28)	$(0.34)	$(0.37)	$(0.05)	$(0.08)
Weighted average shares outstanding	20,207	20,189	18,590	14,694	13,674

	As of August 31,
	2009	2008	2007	2006 *	2005
Summary Balance Sheet Information:
Current assets	$3,990.4	$5,502.2	$7,288.4	$3,121.4	$5,740.3
Total assets	$108,091.1	$109,899.4	$111,891.9	$108,833.9	$26,046.5
Current liabilities	$138.1	$163.9	$183.3	$380.1	$689.4
Long term liabilities	$60,183.8	$56,567.8	$53,863.8	$53,789.1	$10,004.3
Total liabilities	$60,321.9	$56,731.6	$54,047.1	$54,169.2	$10,693.7
Equity	$47,769.2	$53,167.8	$57,844.8	$54,664.7	$15,352.7

*	As restated
We did not declare or pay any cash dividends in any of the five fiscal years presented.
The following items had a significant impact on our operations:
•
In fiscal 2009, 2008 and 2007, respectively, we imputed approximately $3.7 million, $4.4 million and $4.7 million of interest related to the Tap Participation Fee payable to HP A&M (explained further in Note 8 to the accompanying financing statements).

•	In fiscal 2009, we recognized gains on the sale of non-irrigated land totaling approximately $59,700.
•
In fiscal 2008 and 2007, respectively, we recognized approximately $273,700 of losses and $1.04 million of gains related to the acquisition of certain CAA interests (explained further in Note 6 to the accompanying financial statements). In the 2007 acquisitions, certain of the parties were deemed related to the Company and therefore, approximately $765,100 of this gain was recorded as a contribution of capital in fiscal 2007. The remaining $271,100 of gain is included in the statement of operations.

•
In fiscal 2006, we acquired water and real property interests in the Arkansas River Valley. The consideration for these assets consisted of equity valued at approximately $36.2 million, and a Tap Participation Fee agreement valued at approximately $45.7 million (at August 31, 2006), which is payable when we sell water taps. The total consideration of approximately $81.9 million was allocated to the acquired assets based on each asset’s relative fair value.

•	In fiscal 2006, we recognized $390,900 of gain related to the extinguishment of debt and the acquisition of certain CAA interests.

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation
Overview
The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements. Readers are cautioned that forward-looking statements contained in this Form 10-K should be read in conjunction with our disclosure under the heading: “SAFE HARBOR STATEMENT UNDER THE UNITED STATES PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995” on page 4.
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and our financial condition and should be read in conjunction with the accompanying financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. The following sections focus on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:
•	Revenue generated from providing water and wastewater services;
•	Expenses associated with developing our water assets; and
•	Cash available to continue development of our water rights and service agreements.
Our MD&A section includes the following items:
Our Business – a general description of our business, our services and our business strategy.
Critical Accounting Policies and Estimates – a discussion of our critical accounting policies that require critical judgments, assumptions and estimates.

Results of Operations – analysis of our results of operations for the three fiscal years presented in our financial statements. We present our discussion in the MD&A in conjunction with the accompanying Financial Statements.

Liquidity, Capital Resources and Financial Position – an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements.
Our Business
We are a water and wastewater service provider. We contract with land owners, land developers, home builders, cities, and municipalities to design, construct, operate and maintain water and wastewater systems using our balanced water portfolio consisting of surface water and groundwater supplies, surface water storage, aquifer storage, and reclaimed water supplies. We generate cash flows and revenues by (i) selling taps (connections) to our water and wastewater systems and/or (ii) monthly service fees and consumption charges from metered deliveries. Tap fee (connection) charges are a one-time fee typically paid by developers which are used to recoup the cost of the Company’s water rights and for construction of the various facilities required to withdraw, store, treat and deliver water to customers and reclaim, store, treat and deliver treated effluent water to satisfy irrigation demands. Monthly service fees and consumption charges from metered deliveries of water and flat monthly fees for wastewater are paid by customers – homeowners, business owners or consumers of water and wastewater services. Monthly service fees include (i) base monthly fees, (ii) monthly metered water usage fees (both potable and irrigation uses which are charged at different rates), and (iii) other service related fees. We currently provide water service to approximately 247 single family equivalent water connections and approximately 157 single family equivalent wastewater connections. During the fiscal years ended August 31, 2009, 2008 and 2007, we did not sell any water or wastewater taps. During the fiscal years ended August 31, 2009, 2008 and 2007, we received approximately $137,400, $159,700 and $149,500 from the sale of water, respectively, and we received approximately $67,000, $67,000 and $60,300 from monthly wastewater service fees, respectively. Currently all monthly water and wastewater fees are generated utilizing our Rangeview Water Supply. See Critical Accounting Policies and Use of Estimates below regarding our revenue recognition policies.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.
The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the timing of revenue recognition, the impairment analysis of our water rights, management’s valuation of the Tap Participation Fee, and share-based compensation. Below is a summary of these critical accounting policies.
Revenue Recognition
Our revenues consist mainly of tap fees and monthly service fees. As further described in Note 2 to the accompanying financial statements, proceeds from tap sales are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. We recognize tap fees derived from agreements for which we construct infrastructure the customer will own as revenue, along with the associated costs of construction, pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the fiscal years ended August 31, 2009, 2008 or 2007.
Tap fees derived from agreements for which we own the infrastructure are recognized as revenue ratably over the estimated service life of the assets constructed with said fees. Although the cash will be received up-front and most construction will be completed within one year of receipt of the proceeds, revenue recognition may occur over 30 years or more. Management is required to estimate the service life, and currently the service life is based on the estimated useful accounting life of the assets constructed with the tap fees. The useful accounting life of the asset is based on management’s estimation of an accounting based useful life and may not have any correlation to the actual life of the asset or the actual service life of the tap. This is deemed a reasonable recognition life of the revenues because the depreciation of the assets constructed generating those revenues will be matched with the revenues.
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
Our water assets will be utilized in the provision of water services which inevitably will encompass many housing and economic cycles. Our service capacities are quantitatively estimated based on an average single family home utilizing .4 acre-feet of water per year. Our water supplies are legally decreed to us through the Water Court. The Water Court decree allocates a specific amount of water (subject to continued beneficial use) which historically has not changed. Thus, individual housing and economic cycles typically do not have an impact on the number of connections we can serve or the amount of water legally decreed to us.
We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

Our Front Range and Arkansas River Water Rights
We determine the undiscounted cash flows for our Denver based assets and the Arkansas River Valley assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs, inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2009, and determined that our Rangeview and Arkansas River water assets were not impaired and their costs were deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g. Sky Ranch and the Lowry Range) as well as in surrounding areas including the Front Range, and the I-70 corridor. We estimate that we have the ability to provide water services to approximately 180,000 SFE’s using our combined Front Range and Arkansas River water assets which have a carrying value of approximately $97.5 million as of August 31, 2009. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $22,500 and estimated gross margins, we estimate that we would need to add approximately 8,000 new water connections (requiring approximately 4.8% of our portfolio) to generate net revenues sufficient to recover the costs of our Front Range and Arkansas River water assets. If tap fees increase 5%, we would need to add approximately 7,600 new water taps (requiring approximately 4.6% of our portfolio) to recover the costs of our Front Range and Arkansas River water assets. If tap fees decrease 5%, we would need to add approximately 8,400 new water taps (requiring approximately 5.0% of our portfolio) to recover the costs of our Front Range and Arkansas River water assets.
Although the withdrawal of the Lowry Range developer, the Sky Ranch bankruptcy filing, and changes in the housing market throughout the Front Range have delayed our estimated tap sale projections, they do not alter our water ownership, nor our service obligation to these properties or the number of SFE’s we can service.
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
For our Paradise Water Supply, we determined the undiscounted cash flows by estimating the proceeds we could derive from the leasing of the water rights to commercial, industrial, and agricultural users along the western slope of Colorado, and based on the impairment analysis we completed at August 31, 2009, we believe the Paradise Water Supply is not impaired and the costs are deemed recoverable.
Tap Participation Fee
On August 31, 2006, we acquired 60,000 acre-feet of Arkansas River water along with approximately 17,500 acres of real property and other associated rights from HP A&M. Along with common stock issued to HP A&M, we agreed to pay HP A&M 10% (this may increase to 20% under circumstances described in Note 8 to the accompanying financial statements) of our tap fees on the sale of the next 40,000 water taps we sell from and after the date of the Arkansas River Agreement, of which 38,937 water taps remain to be paid as of August 31, 2009. The Tap Participation Fee is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased in the HP A&M acquisition. The Tap Participation Fee liability is valued by estimating new home development in our service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver metropolitan area. This development pattern was then applied to estimated future water tap fees determined by using historical water tap fee trends. Based on updated new home activity in the Denver metropolitan area, we updated the estimated discounted cash flow analysis as of February 28, 2009. Due to a lack of significant changes, no such update was deemed necessary as of August 31, 2009. Actual new home development in our service area and actual future tap fees inevitably will vary significantly from our estimates which could have a material impact on our financial statements as well as our results of operations. An important component in our estimate of the value of the Tap Participation Fee, which is based on historical trends, is that we reasonably expect water tap fees to continue to increase in the coming years. Tap fees are a market based pricing metric which in part demonstrates the increasing costs to acquire and develop new water supplies. It is thus a market metric which in part demonstrates the increasing value of our water assets. We continue to assess the value of the Tap Participation Fee liability and update its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee.

Obligations Payable by HP A&M
Certain of the properties we acquired pursuant to the Arkansas River Agreement are subject to outstanding promissory notes with principal and accrued interest totaling approximately $12.0 million at August 31, 2009. These notes are secured by deeds of trust on the properties. We did not assume any of these promissory notes and are not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. However, in the event of default by HP A&M, we may make payments on any or all of the notes and cure any or all defaults. If we do not cure the defaults, we will lose the properties securing the defaulted notes and the water rights associated with said properties. If HP A&M defaults on any of the promissory notes, we can foreclose on a defined amount of Pure Cycle stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Although the likelihood of HP A&M defaulting on the notes is deemed remote, which is the primary reason these notes are not reflected on our balance sheet, we continue to monitor the status of the notes for any indications of default. We are not aware of any defaults by HP A&M as of August 31, 2009.
Share-based compensation
We estimate the fair value of share-based payment awards made to key employees and directors on the date of grant using the Black-Scholes option-pricing model. We then expense the fair value over the vesting period of the grant using a straight-line expense model. The fair value of share-based payments requires management to estimate/calculate various inputs such as the volatility of the underlying stock, the expected dividend rate, the estimated forfeiture rate and an estimated life of each option. These assumptions are based on historical trends and estimated future actions of option holders and may not be indicative of actual events which may have a material impact on our financial statements. See Note 9 to the accompanying financial statements for further details on share-based compensation expense.
Results of operations
Executive Summary
The results of our operations for the fiscal years ended August 31, 2009, 2008 and 2007 were as follows:
Table G — Summary Results of Operations

				Change
	Fiscal Years Ended August 31,			2009-2008		2008-2007
	2009	2008	2007	$	%	$	%
Millions of gallons of water delivered	33.9	42.8	44.4	(8.9)	-21%	(1.6)	-4%
Water revenues generated	$137,400	$159,600	$149,500	$(22,200)	-14%	$10,100	7%
Water delivery operating costs incurred (excluding depreciation and depletion)	$54,700	$58,600	$54,600	$(3,900)	-7%	$4,000	7%
Water delivery gross margin %	60%	63%	63%

Wastewater treatment revenues	$67,000	$67,000	$60,300	$—	0%	$6,700	11%
Wastewater treatment operating costs incurred	$20,200	$18,900	$22,800	$1,300	7%	$(3,900)	-17%
Wastewater treatment gross margin %	70%	72%	62%

General and administrative expenses	$1,942,200	$2,316,800	$2,476,500	$(374,600)	-16%	$(159,700)	-6%

Net losses	$5,728,100	$6,926,700	$6,914,700	$(1,198,600)	-17%	$12,000	0%

Water and Wastewater Usage Revenues
Our water service charges are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established based on the average of three surrounding water providers. Table B in Item 1 – Business, outlines our tiered pricing structure and changes during the fiscal years ended August 31, 2009, 2008 and 2007, respectively.
Our wastewater customers are charged flat monthly fees based on their number of tap connections.
Fiscal 2009 compared to fiscal 2008
Water deliveries during fiscal 2009 dropped approximately 21% over water deliveries in fiscal 2008, due mainly to precipitation being higher in fiscal 2009, particularly in the late spring and early summer months which are the main irrigation months. Water usage fees in fiscal 2009 decreased 14% over fiscal 2008 which is mainly a result of the decreased water usage which was partially offset by the increased water usage fees.
Wastewater usage fees remained at $39.50 per wastewater tap per month.
Gross margins for water services decreased approximately 3% in 2009 compared to 2008. This was due to the decreased water usage as noted above. The decrease in the gross margin percentage was not as large as the decrease in water usage due to our efforts to maintain costs knowing water usage was decreasing.
Gross margins for wastewater services in fiscal 2009 decreased 2% over fiscal 2008 due to timing of various testing procedures.
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
General and Administrative and Other Expenses
General and administrative (“G&A”) expenses for the fiscal years ended August 31, 2009, 2008 and 2007 were impacted by the share-based compensation expenses as follows (amounts are approximate):
Table H — G&A Expenses

				Change
	Fiscal Years Ended August 31,			2009-2008		2008-2007
	2009	2008	2007	$	%	$	%
G&A expenses as reported	$1,942,200	$2,316,300	$2,476,500	$(374,100)	16%	$(160,200)	6%
Share-based compensation expenses	(325,500)	(351,500)	(287,300)	26,000	-7%	(64,200)	22%

G&A expenses less share-based compensation expenses	$1,616,700	$1,964,800	$2,189,200	$(348,100)	18%	$(224,400)	10%

The changes in G&A expenses, with and without share-based compensation expenses, are mainly attributable to the following:
Fiscal 2009 compared to fiscal 2008
From fiscal 2008 to fiscal 2009, G&A expenses, without share-based compensation expenses, decreased approximately 18%, which is mainly a result of management’s cost cutting efforts in light of the poor economy and lack of new home development in our targeted service areas. Specifically, the following accounts decreased during 2009:
•
Excluding share-based compensation expenses our salary and salary related expenses in fiscal 2009 and 2008 were $465,800 and $463,900, respectively, which is less than a 5% change. Salary and salary related expenses including share-based compensation expenses totaled approximately $791,300 and $815,400 for the fiscal years ended August 31, 2009 and 2008, respectively. This decrease is less than 5%.

•
Consulting fees decreased approximately $143,900, or 63%, from approximately $227,600 in fiscal 2008 to approximately $83,700 in fiscal 2009. This was entirely due to the decrease in use of consultants as a result of the withdrawal of the developer from the Lowry Range development project.

•
Professional fees (legal and accounting) decreased approximately $93,900, or 24%, from approximately $386,000 in fiscal 2008 to approximately $292,100 in fiscal 2009. This is a result of our reduced use of legal counsel as a result of the withdrawal of the developer from the Lowry Range development project and less activity in Water Court.

•
Costs associated with being a corporation and costs associated with being a publicly traded entity decreased approximately $66,700, or 52%, from $127,900 in fiscal 2008 to approximately $61,100 in fiscal 2009. This is due primarily to the elimination of franchise fees paid to the State of Delaware due to our reincorporation into Colorado.

Fiscal 2008 compared to fiscal 2007
From fiscal 2007 to fiscal 2008, G&A expenses decreased approximately 10%, which is mainly a result of:
•
Excluding share-based compensation expenses our salary and salary related expenses in fiscal 2008 and 2007 were $463,900 and $805,200, respectively, a decrease of $341,300 or 42%. Salary and salary related expenses including share-based compensation expenses totaled approximately $815,400 and $1.1 million for the fiscal years ended August 31, 2008 and 2007, respectively. The decrease in salaries is mainly attributable to management and employee wages remaining unchanged in 2008 and there being no incentive compensation paid in 2008 as compared to incentive compensation of $330,000 being paid in fiscal 2007 upon the completion of the July 2007 equity offering.

•
Professional fees (legal and accounting) totaled approximately $386,000 and $470,300, for 2008 and 2007, respectively. This decrease of $84,300 is a result of legal and accounting bills incurred in fiscal 2007 related to our consultations with the Staff of the Commission which did not recur in 2008.

•
Costs associated with being a corporation and costs associated with being a publicly traded entity decreased approximately $92,900 from $220,800 in fiscal 2007 to approximately $127,900 in fiscal 2008. This is due primarily to the elimination of franchise fees paid to the State of Delaware due to our reincorporation into Colorado.

The above decreases were offset by the following significant increases.
•
During fiscal 2008 and 2007, we expensed approximately $330,500 and $255,900 related to water assessment charges payable to the FLCC. This is an increase of $74,600, which is a result of the FLCC increasing assessments for the current fiscal year. This represents our share (based on the number of FLCC shares we own) of FLCC’s annual operating and maintenance expenditures. Additionally, in fiscal 2008 and 2007 we expensed approximately $49,700 and $37,200, respectively, for work performed in the Arkansas River Valley on our behalf by HP A&M. The increase is a result of increased salaries to the HP A&M farm management personnel which resulted in an increase in our costs.

•
We paid approximately $227,600 and $40,000 in consulting fees related to our discussions with the former developer of the Lowry Range concerning the potential development of six sections of the Lowry Range in fiscal 2008 and 2007, respectively.

Depreciation and depletion charges for the fiscal years ended August 31, 2009, 2008 and 2007 were approximately $381,700, $381,300 and $366,100, respectively, which are changes of less than 5% per fiscal year.
Interest income totaled approximately $84,600, $283,600 and $155,700 for the fiscal years ended August 31, 2009, 2008 and 2007, respectively. This represents interest earned on the temporary investment of capital in cash equivalents or available-for-sale securities, interest accrued on the note payable by the District and interest accrued on the Special Facilities construction proceeds receivable from the County. The decrease from fiscal 2008 to fiscal 2009 of approximately $199,000 is due to a significant decline in interest rates due to the recessionary economy and decreasing levels of cash investments. The increase from fiscal 2007 to fiscal 2008 of approximately $127,900 was due to additional funds being invested in interest bearing accounts as a result of the proceeds raised in the July 2007 equity offering.
Imputed interest expense related to the Tap Participation Fee payable to HP A&M totaled approximately $3.7 million, $4.4 million and $4.7 million for the fiscal years ended August 31, 2009, 2008 and 2007, respectively. This represents the expensed portion of the difference between the relative fair value of the liability and the net present value of the liability recognized under the effective interest method. The decreases in the imputed interest expense from fiscal 2007 through fiscal 2009 is a result of the updated valuations performed in the first quarter of fiscal 2008 and the second quarter of fiscal 2009, which are explained in greater detail in Note 8 to the accompanying financial statements.
Liquidity, capital resources and financial position
At August 31, 2009, our working capital, defined as current assets less current liabilities, was approximately $3.9 million, approximately $3.7 million of which consisted of cash and cash equivalents and marketable securities. We also have an effective shelf registration statement pursuant to which we may elect to sell up to another $5.7 million of stock at any time and from time to time. We believe that at August 31, 2009, we have sufficient working capital to fund our operations for the next fiscal year. However, there can be no assurance that we will be successful in marketing the water from our primary water projects in the near term. In order to generate working capital to support our operations, we may incur additional short or long-term debt or seek to sell additional equity securities.
Development of the water that we own, have rights to use, or may seek to acquire, will require substantial capital investments. We anticipate that capital required for the development of the water and wastewater systems will be financed through the sale of water taps to developers and water delivery charges to users. We anticipate tap fees will be sufficient to generate funds with which we can design and construct the necessary Wholesale Facilities. However, once we receive tap fees from a developer, we are contractually obligated to construct those Wholesale Facilities, even if our costs are not covered by the fees we receive. We cannot assure you that these sources of cash will be sufficient to cover all our capital costs, in which case we would need to seek additional financing.
Pursuant to the Arkansas River Agreement we agreed to pay HP A&M 10% of our water tap fees received on the sale of the next 40,000 water taps. As of August 31, 2009, we have estimated the value of the Tap Participation Fee at approximately $57.5 million based on a discounted cash flow valuation analysis, which was originally prepared at August 31, 2006, and was updated as of November 30, 2007 and February 28, 2009. See Note 8 in the accompanying financial statements for the impact of the revaluation. The actual amount to be paid will inevitably differ from our estimates. Tap participation payments are not payable to HP A&M until we receive water tap fee payments. We did not sell any taps but did sell some non-irrigated land and made Tap Participation Fee payments during the fiscal year ended August 31, 2009 totaling approximately $59,700, which is the equivalent of 28 taps and is further described in Note 4 to the accompanying financial statements. As of August 31, 2009, there are 38,937 taps that remain subject to the Tap Participation Fee.
We are obligated to pay the FLCC annual water assessment charges which are the charges assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal. The payments are payable to the FLCC each calendar year. In December 2008, the board and shareholders of the FLCC approved a decrease in the calendar 2009 assessments from $15.00 per share to $14.40 per share, which equates to a decrease in our water assessments from approximately $325,000 per year to approximately $315,000 per year. However, the FLCC shareholders also approved a water purchase prior to August 31, 2009. Subsequent to our fiscal year end we were notified that our share of the acquired water is approximately $32,500.
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
Cash used by operating activities was approximately $1.48 million, $1.44 million and $2.37 million for the fiscal years ended August 31, 2009, 2008 and 2007, respectively. The increase from 2008 to 2009 was approximately $40,000 which is less than 3%. The decrease of approximately $1.0 million dollars from fiscal 2007 to fiscal 2008 is primarily a result of 2007 having a gain on the extinguishment of CAA interests of approximately $270,100 whereas fiscal 2008 had a loss on the extinguishment of CAA interests of approximately $273,700, which is a $543,800 fiscal year over fiscal year impact to the cash flow statement. The remaining difference was due to the timing of payments and receipts related to operating assets.
As a result of the Arkansas River Agreement signed on August 31, 2006, we imputed approximately $3.7 million, $4.4 million and $4.7 million of interest on the Tap Participation Fee during the fiscal years ended August 31, 2009, 2008 and 2007, respectively. These are reflected as non-cash items in the statements of cash flows.
During the fiscal years ended August 31, 2009, 2008 and 2007, we accrued interest on the note receivable from the District of approximately $13,000, $19,100 and $23,500, respectively. The decreases fiscal year over fiscal year are due to falling interest rates due to the economy. The District note bears interest at prime plus 2%. We also accrued approximately $29,600, $35,900 and $49,900 of interest on the construction proceeds receivable from the County during the fiscal years ended August 31, 2009, 2008 and 2007, respectively. The decrease in the construction proceeds interest income is a result of payments made by the County since the prior fiscal year, which reduced the interest income recognized pursuant to the effective interest method, and due to the amendment to the County Agreement reached with the County as described in Note 4 to the accompanying financial statements.
We incurred approximately $383,200, $382,600 and $369,000 of depreciation, depletion and other non-cash charges during the fiscal years ended August 31, 2009, 2008 and 2007, respectively. Changes per fiscal year are less than 5%.
We will continue to provide domestic water and wastewater service to customers in our service area and we will continue to operate and maintain our water and wastewater systems with our own employees.
Investing Activities
On October 31, 2003 we entered into the Denver Groundwater Purchase Agreement (the “DGPA”) with the developer of Sky Ranch. The DGPA provides us the right to purchase a total of 223 acre-feet of adjudicated decreed water rights owned by the developer. Under the DGPA, we have the right to acquire 44.6 acre-feet of water per year (or 20% of the total 223 acre-feet) for a payment of $50,000 (acquiring the entire 223 acre-feet requires payments totaling $250,000). On March 26, 2004 and May 26, 2005, we exercised our rights and purchased a total of 89.2 acre-feet of Denver aquifer groundwater for payments totaling $100,000. During our fiscal 2007 and fiscal 2006 we made the two required $50,000 payments pursuant to the DGPA; however, we have not received the water rights deeds from the developer, nor has the developer cashed either of the payments. In November 2007, the developer of Sky Ranch filed for Chapter 11 bankruptcy protection and on August 26, 2009 the developer filed a plan of liquidation. Because of the bankruptcy and since we have not received our water rights deeds from Sky Ranch, we have cancelled the two un-cashed checks issued to Sky Ranch and have reversed the $100,000 that was included in the Prepaid Expenses account on our Balance Sheet. We will continue to monitor the bankruptcy proceedings of Sky Ranch and vigorously seek to enforce our rights under the DGPA and other Sky Ranch agreements. However, our rights related to Sky Ranch may have no value following the bankruptcy. Refer to the Risk Factors in Item 1A for additional information on the bankruptcy.
We continue to invest in legal and engineering fees associated with our water rights, and we continue to invest in the right-of-way permit fees to the Department of Interior Bureau of Land Management and legal and engineering costs for our Paradise Water Supply.

Cash (used) provided by investing activities for the fiscal years ended August 31, 2009, 2008 and 2007 was approximately ($3.1 million), $466,100 and $2.5 million, respectively. Investing activities in 2009 consisted mainly of the purchase of marketable securities of approximately $3.0 million and the capitalization of approximately $110,400 related to investments in water systems. Investing activities in 2008 consisted mainly of $790,600 received from the maturity of available-for-sale securities, offset by $271,000 of investments in water rights. The fiscal 2007 cash provided by investing activities was positively impacted by the sale of LAWMA shares, as more fully described in Note 4 to the accompanying financial statements and the sale of approximately $1.5 million of available-for-sale securities.
Financing Activities
Cash provided by financing activities was approximately $19,500, $121,000 and $5.6 million the fiscal years ended August 31, 2009, 2008 and 2007, respectively. Financing activities in 2009 consisted mainly of approximately $82,200 of payments received from the County on the construction note, offset by approximately $59,700 of Tap Participation Fee payments made to HP A&M as more fully described in Note 8 to the accompanying financial statements (the cash generated from the non-irrigated land sales that resulted in this Tap Participation Fee payment is included in the Investing Activities above). Financing activities in 2008 consisted mainly of $150,500 of payments received from the County on the construction note offset by approximately $26,500 of debt payments to a related party. Financing activities in fiscal 2007 was positively impacted by the $9.0 million raised in the equity offering offset by the $2.6 million used to extinguish contingent obligations as described in Note 6 to the accompanying financial statements.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist entirely of the CAA, which is more fully described in Note 6 to the accompanying financial statements.
Recently Adopted and Issued Accounting Pronouncements
See Note 2 to the accompanying financial statements regarding recently adopted and issued accounting pronouncements.
Total Contractual Cash Obligations
Table I — Contractual Cash Obligations

		Payments due by period
		Less than 1	1-3	3-5	More than 5
	Total	year	years	years	years
Contractual obligations
Operating lease obligations	$50,256	$16,752	$33,504	(a)	(a)
Participating Interests in Export Water	1,216,400	(b)	(b)	(b)	(b)
Tap Participation Fee payable to HP A&M	113,126,200	(c)	(c)	(c)	(c)

Total	$114,392,856	$16,752	$33,504	$—	$—

(a)	Our only operating lease is related to our office space. We signed this lease on August 27, 2009, it is a three year lease with monthly lease payments of approximately $1,400 per month.

(b)
The participating interests liability is payable to the CAA holders upon the sale of Export Water, and therefore, the timing of the payments is uncertain and not reflected in the above table by period.

(c)
The Tap Participation Fee payable to HP A&M is payable upon the sale of water taps. Because the timing of these water tap sales is not fixed and determinable, the estimated payments are not reflected in the above table by period. The amount listed above includes an unamortized discount of approximately $55.6 million. The valuation of the Tap Participation Fee payable to HP A&M is a significant estimate based on available historic market information and estimated future market information. Many factors are necessary to estimate future market conditions, including but not limited to, supply and demand for new homes, population growth along the Front Range, cash flows, tap fee increases at our rate-base districts, and other market forces beyond our control. Because the estimates and assumptions used to value the Tap Participation Fees payable to HP A&M are subjective, actual results could vary materially from the estimates.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk
General
Pure Cycle has limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows. Such exposure is due primarily to changing interest rates.
Interest Rates
The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of August 31, 2009, the majority of our capital is invested in certificates of deposit with stated maturities and locked interest rates and therefore not subject to interest rate fluctuations. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.
Item 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Pure Cycle Corporation
We have audited the accompanying balance sheets of Pure Cycle Corporation as of August 31, 2009 and 2008, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2009. We also have audited Pure Cycle Corporation’s internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pure Cycle Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation as of August 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Pure Cycle Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ GHP HORWATH, P.C.
Denver, Colorado
November 13, 2009

PURE CYCLE CORPORATION
BALANCE SHEETS

	August 31,
	2009	2008
ASSETS:
Current assets:
Cash and cash equivalents	$705,083	$5,238,973
Marketable securities	3,002,208	—
Trade accounts receivable	63,394	71,401
Prepaid expenses	154,928	127,018
Current portion of construction proceeds receivable	64,783	64,783

Total current assets	3,990,396	5,502,175

Investments in water and water systems, net	103,159,632	103,346,623

Construction proceeds receivable, less current portion	414,494	467,102
Notes receviable – related parties:
Rangeview Metropolitan District, including accrued interest	507,795	494,799
Well Enhancement and Recovery Systems, LLC	2,171	—
Assets held for sale	—	77,940
Investment in Well Enhancement and Recovery Systems, LLC	—	2,759
Property and equipment, net	16,593	8,005

Total assets	$108,091,081	$109,899,403

LIABILITIES:
Current liabilities:
Accounts payable	$22,216	$37,585
Accrued liabilities	60,080	70,478
Deferred revenues	55,800	55,800

Total current liabilities	138,096	163,863

Deferred revenues, less current portion	1,446,108	1,501,910
Participating Interests in Export Water Supply	1,216,360	1,217,876
Tap Participation Fee payable to HP A&M, net of $55.6 million and $54.6 million discount	57,521,329	53,848,000

Total liabilities	60,321,893	56,731,649

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B – par value $.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 20,206,566 shares outstanding	67,360	67,360
Additional paid-in capital	92,253,916	91,928,398
Accumulated comprehensive income	3,986	—
Accumulated deficit	(44,556,507)	(38,828,437)

Total shareholders’ equity	47,769,188	53,167,754

Total liabilities and shareholders’ equity	$108,091,081	$109,899,403

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended August 31,
	2009	2008	2007
Revenues:
Metered water usage	$137,431	$159,649	$149,539
Wastewater treatment fees	66,976	66,976	60,335
Special facility funding recognized	41,508	41,508	41,508
Water tap fees recognized	14,296	14,296	14,294

Total revenues	260,211	282,429	265,676

Expenses:
Water service operations	(54,668)	(58,576)	(54,631)
Wastewater service operations	(20,162)	(18,925)	(22,817)
Depletion and depreciation	(88,576)	(88,511)	(87,739)

Total cost of revenues	(163,406)	(166,012)	(165,187)

Gross margin	96,805	116,417	100,489

General and administrative expenses	(1,942,225)	(2,316,291)	(2,476,462)
Depreciation	(293,113)	(292,778)	(278,360)

Operating loss	(2,138,533)	(2,492,652)	(2,654,333)

Other income (expense):
Interest income	84,636	283,590	155,712
Other	7,099	—	—
(Loss) gain on extinguishment of contingent obligations and debt	—	(273,723)	271,127
(Loss) gain on sale of assets	59,671	(270)	17,927
(Loss) gain on sales of marketable securities	—	(1,973)	142
Share of losses of Well Enhancement and Recovery Systems, LLC	(7,943)	(48,672)	(35,569)
Interest imputed on the Tap Participation Fees payable to HP A&M	(3,733,000)	(4,393,000)	(4,669,742)

Net loss	$(5,728,070)	$(6,926,700)	$(6,914,736)

Net loss per common share – basic and diluted	$(0.28)	$(0.34)	$(0.37)

Weighted average common shares outstanding – basic and diluted	20,206,566	20,188,675	18,589,737

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

							Additional	Accumulated
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Total
August 31, 2006 balance:	432,513	$433	18,479,113	$61,602	(130,279)	$(1,009,534)	$80,609,875	$(10,654)	$(24,987,001)	$54,664,721

CAA acquisition	—	—	—	—	—	—	765,071	—	—	765,071
Equity offering (net of $275,000 of expenses)	—	—	1,200,000	4,000	—	—	9,020,608	—	—	9,024,608
Options exercised	—	—	538,836	1,796	(126,521)	(969,913)	968,117	—	—	—
Restricted stock grant	—	—	34,189	114	—	—	(114)	—	—	—
Share-based compensation	—	—	—	—	—	—	287,340	—	—	287,340
Unrealized gain on investments	—	—	—	—	—	—	—	17,822	—	17,822
Net loss	—	—	—	—	—	—	—	—	(6,914,736)	(6,914,736)

Comprehensive loss										(6,896,914)

August 31, 2007 balance:	432,513	433	20,252,138	67,512	(256,800)	(1,979,447)	91,650,897	7,168	(31,901,737)	57,844,826

CAA acquisition	—	—	211,228	704	—	—	1,904,573	—	—	1,905,277
Retirement of treasury stock	—	—	(256,800)	(856)	256,800	1,979,447	(1,978,591)	—	—	—
Share-based compensation	—	—	—	—	—	—	351,519	—	—	351,519
Unrealized loss on investments	—	—	—	—	—	—	—	(7,168)	—	(7,168)
Net loss	—	—	—	—	—	—	—	—	(6,926,700)	(6,926,700)

Comprehensive loss										(6,933,868)

August 31, 2008 balance:	432,513	433	20,206,566	67,360	—	—	91,928,398	—	(38,828,437)	53,167,754

Share-based compensation	—	—	—	—	—	—	325,518	—	—	325,518
Unrealized gain on investments	—	—	—	—	—	—	—	3,986	—	3,986
Net loss	—	—	—	—	—	—	—	—	(5,728,070)	(5,728,070)

Comprehensive loss										(5,724,084)

August 31, 2009 balance:	432,513	$433	20,206,566	$67,360	—	$—	$92,253,916	$3,986	$(44,556,507)	$47,769,188

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended August 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(5,728,070)	$(6,926,700)	$(6,914,736)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest on Tap Participation Fees payable to HP A&M	3,733,000	4,393,000	4,669,742
Depreciation, depletion and other non-cash items	383,206	382,648	368,960
Share-based compensation expense included with general and administrative expenses	325,518	351,519	287,340
Share of losses of Well Enhancement and Recovery Systems, LLC	7,943	48,672	35,569
Loss (gain) on extinguishment of contingent obligations and debt	—	273,723	(271,127)
Loss (gain) on sales of marketable securities	—	1,973	(142)
(Gain) loss on sale of fixed assets	(59,671)	270	(17,927)
Interest added to note receivable – related parties:
Rangeview Metropolitan District	(12,996)	(19,065)	(23,504)
Well Enhancement and Recovery Systems, LLC	(355)	—	—
Interest added to construction proceeds receivable	(29,588)	(30,906)	(49,877)
Changes in operating assets and liabilities:
Trade accounts receivable	8,007	(1,184)	(4,797)
Interest receivable and prepaid expenses	(27,910)	131,535	(170,849)
Accounts payable and accrued liabilities	(25,767)	7,088	(223,271)
Deferred revenues	(55,802)	(55,801)	(55,804)

Net cash used for operating activities	(1,482,485)	(1,443,228)	(2,370,423)

Cash flows from investing activities:
Sale of property and equipment	59,671	1,000	19,250
Issuance of note to Well Enhancement and Recovery Systems, LLC	(7,000)	—	—
Purchase of property and equipment	(14,992)	(7,547)	(3,003)
Investments in water and water systems	(110,354)	(270,998)	(46,983)
Purchase of marketable securities	(2,998,222)	—	(208,101)
Sales and maturities of marketable securities	—	790,661	1,955,669
Sale of LAWMA shares	—	—	849,742
Capitalized acquisition costs	—	—	(37,600)
Investment in Well Enhancement and Recovery Systems LLC	—	(47,000)	(40,000)

Net cash (used) provided by investing activities	(3,070,897)	466,116	2,488,974

Cash flows from financing activities:
Arapahoe County construction proceeds	82,196	150,518	57,330
Payments to contingent liability holders	(3,033)	(2,966)	(4,516)
Tap Participation Fee payments to HP A&M	(59,671)	—	(849,742)
Proceeds from the sale of common and preferred stock, net	—	—	9,024,608
Payments to purchase contingent liabilities	—	—	(2,625,225)
Payments on long-term debt – related parties	—	(26,542)	—

Net cash provided by financing activities	19,492	121,010	5,602,455

Net change in cash and cash equivalents	(4,533,890)	(856,102)	5,721,006
Cash and cash equivalents – beginning of year	5,238,973	6,095,075	374,069

Cash and cash equivalents – end of year	$705,083	$5,238,973	$6,095,075

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
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
With approximately $3.7 million of cash, cash equivalents and marketable securities, $3.9 million of working capital and an open shelf registration statement allowing the Company to sell up to approximately $5.7 million of stock, at August 31, 2009, the Company believes it has sufficient working capital and financing sources to fund its operations for at least the next fiscal year. However, there can be no assurance that the Company will be successful in marketing its water on terms that are acceptable to the Company. The Company’s ability to generate working capital from its water and wastewater projects is dependent on its ability to successfully market the water, or in the event it is unsuccessful, to sell the underlying water assets. In the event increased sales are not achieved or the Company is unable to sell its water assets at a sufficient level, the Company may have to issue additional short or long-term debt or seek to sell additional shares of the Company’s common or preferred stock to generate sufficient working capital.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
The Company generates revenues mainly from three sources:
(i)	water and wastewater tap fees,
(ii)	construction fees, and
(iii)	monthly water usage fees and wastewater service fees.
Each of the items above is typically included in a single contract with the Company’s customers. However, because these items are separately delivered the Company accounts for each of the items separately.
Tap and Construction Fees. Tap fees are system connection fees paid by the developer in advance of construction activities and are non-refundable. Tap fees are typically used to fund construction of certain facilities and defray the acquisition costs of obtaining water rights. Construction fees are fees the Company may receive from developers to construct assets that are typically required to be constructed by the developer.
Proceeds from tap fees and construction fees are deferred upon receipt and recognized in income either upon completion of construction of infrastructure or ratably over time, depending on whether the Company owns the infrastructure constructed with the proceeds or the customer owns the infrastructure constructed with the proceeds.
Tap and construction fees derived from agreements in which the Company will not own the assets constructed with the fees (for example the assets constructed for use on the Lowry Range) are recognized as revenue using the percentage-of-completion method. Costs of construction of the assets when the Company will not own the assets are recorded as costs of revenue.
Tap and construction fees derived from agreements for which the Company will own the infrastructure (for example the assets constructed for use at the Arapahoe County Fairgrounds (the “Fairgrounds”)) are recognized as revenues ratably over the estimated accounting service life of the facilities constructed, starting at completion of construction, which could be in excess of thirty years. Costs of construction of the assets when the Company will own the assets are capitalized and depreciated over their estimated economic lives.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
The Company recognized approximately $14,300 of water tap fee revenues in each of the three fiscal years ended August 31, 2009, respectively. These tap fee revenues relate to the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”) entered into in August 2005. The Company began recognizing the water tap fees as revenue ratably over the estimated service period upon completion of the Wholesale Facilities in its fiscal 2006. The water tap fees being recognized over this period are net of the royalty payments (described below) to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the Comprehensive Amendment Agreement No. 1 (the “CAA”) as further described in Note 6 below.
The Company recognized approximately $41,500 of “Special Facilities” funding as revenue in each of the three fiscal years ended August 31, 2009, respectively. These construction revenues also relate to the County Agreement as more fully described in Note 4 below.
As of August 31, 2009, the Company has deferred recognition of approximately $1.5 million of tap and construction fee revenue from the County, which will be recognized as revenue ratably through 2036.
Monthly Usage and Service Fees. Monthly water usage charges are assessed to customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent (“SFE”) unit served. One SFE is a customer; whether residential, commercial or industrial; that imparts a demand on our water or wastewater systems similar to the demand of a family of four persons living in a single family house on a standard sized lot. One SFE is assumed to have a water demand of approximately 0.4 acre-feet per year; and to contribute wastewater flows of approximately 300 gallons per day. Water usage pricing uses a tiered pricing structure. The Company recognizes water usage revenues upon delivering water to its customers. The water revenues recognized by the Company are shown net of royalties to the Land Board and amounts retained by the Rangeview Metropolitan District (the “District”).
The Company recognizes wastewater processing revenues monthly based on flat fees assessed per SFE. The monthly wastewater service fees are shown net of amounts retained by the District.
The Company recognized approximately $137,400, $159,600 and $149,500 of water usage revenues during the fiscal years ended August 31, 2009, 2008 and 2007, respectively. The Company recognized approximately $67,000, $67,000, and $60,300 of wastewater revenues during the fiscal years ended August 31, 2009, 2008 and 2007, respectively.
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
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a high quality financial institution.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
Financial Instruments – Concentration of Credit Risk and Fair Value
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and marketable securities. The Company places its cash equivalents and investments with a high quality financial institution. At various times throughout fiscal 2009, cash deposits have exceeded federally insured limits. The Company invests its excess cash primarily in certificates of deposit, money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.
Cash Flows
The Company did not pay any interest or income taxes during the three fiscal years ended August 31, 2009.
Marketable Securities
At August 31, 2009, the Company’s marketable securities are comprised entirely of certificates of deposit maintained at various financial institutions, each of which have invested balances below federally insured limits and pay interest at stated rates through maturity. None of the Company’s certificates of deposit had unrealized losses at August 31, 2009. The certificates mature at various dates through February 2011; however, these securities represent temporary investments and it is management’s intent to hold these securities available for current operations and not hold them until maturity, therefore they are classified as available-for-sale securities and are recorded at fair value. The Company has no investments in equity instruments.
The Company’s marketable securities are recorded as available-for-sale and therefore any unrecognized changes in the fair value of these marketable securities is included as a component of accumulated comprehensive income (loss).
At August 31, 2008 the Company did not have any investments classified as marketable securities as they were all sold or matured during the fiscal year.
For the fiscal years ended August 31, 2009, 2008 and 2007 gross realized gains totaled approximately $0, $2,000, and $100, respectively.
Accounts receivable
The Company records accounts receivable net of allowances for uncollectible accounts (none as of August 31, 2009 or 2008). Any allowance for uncollectible accounts would be determined based on specific review of past due accounts.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the eventual use of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes there are no impairments in the carrying amounts of its long-lived assets at August 31, 2009.
Water and Wastewater Systems
If costs meet the Company’s capitalization criteria, costs to construct water and wastewater systems are capitalized as incurred, including interest, and depreciated over their estimated useful lives. The Company capitalizes design and construction costs related to construction activities and it capitalizes certain legal, engineering and permitting costs relating to the adjudication and improvement of its water assets.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
Depletion and Depreciation of Water Assets
The Company depletes its water assets that are being utilized on the basis of units produced divided by the total volume of water adjudicated in the water decrees. Water systems are depreciated on a straight line basis over their estimated useful lives of up to thirty years.
Share-based Compensation
The Company maintains a stock option plan for the benefit of its employees and directors. The Company records share-based compensation costs which are measured at the grant date based on the fair value of the award and are recognized as expense over the applicable vesting period of the stock award using the straight-line method. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options during the fiscal years ended August 31, 2009 and 2008 had no impact on the income tax provisions.
The Company recognized approximately $325,500, $351,500 and $287,300 of share-based compensation expenses during the fiscal years ended August 31, 2009, 2008 and 2007, respectively.
Income Taxes
Pursuant to GAAP, on September 1, 2007, the Company adopted a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits and therefore, there was no material effect on its financial condition or results of operations as a result of this implementation.
The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2006 through fiscal 2009. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At August 31, 2009, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the fiscal years ended August 31, 2009, 2008 or 2007.
Loss per Common Share
Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 250,092, 155,092, and 140,092, common share equivalents as of August 31, 2009, 2008 and 2007, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
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
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental GAAP. The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009 (November 30, 2009 for the Company). The Company does not believe that the provisions of SFAS 168 will have a material impact on its financial statements
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (September 1, 2010 for the Company). The Company is currently evaluating the effect the adoption of SFAS 167 will have on its financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the balance sheet. The Company will adopt SFAS 160 on September 1, 2009, and the Company does not believe this will a material impact on its financial statements.
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.
NOTE 3: FAIR VALUE MEASUREMENTS
Effective September 1, 2008, the Company adopted the FASB fair value statements. This did not have a material effect on the Company’s financial position, results of operations or cash flows for the fiscal year ended August 31, 2009. Except for those assets and liabilities which are required to be recorded at fair value, the Company elected not to record any other assets or liabilities at fair value. As permitted, the Company elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities until September 1, 2009.
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
Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had none of these instruments at August 31, 2009.
Level 2 – Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. The Company had one Level 2 asset at August 31, 2009.
Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at August 31, 2009, the “Tap Participation Fee” liability, which is described in greater detail in Note 8 below.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
The Company maintains policies and procedures to value instruments using the best and most relevant data available.
Level 2 Asset – Marketable Securities Measured on a Recurring Basis
The Company’s marketable securities were acquired during the fiscal year ended August 31, 2009, and are the Company’s only financial asset or liability measured on a recurring basis. The fair value of the marketable securities are based on the values reported by the financial institution where the funds are held.
These securities include only federally insured certificates of deposit.
Level 3 Liability – Tap Participation Fee Payable to HP A&M
The Company’s Tap Participation Fee liability is the Company’s only financial asset or liability measured on a non-recurring basis. As further described in Note 8 below, the Tap Participation Fee liability is valued by projecting new home development in the Company’s targeted service area over an estimated development period.
The following table provides information on the assets and liabilities measured at fair value as of August 31, 2009.

Fair Value Measurement Using:
			Quoted Prices	Significant
			in Active	Other	Significant	Total
			Markets for	Observable	Unobservable	Unrealized
			Identical Assets	Inputs	Inputs	Gains and
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses
Marketable securities	$3,002,208	$3,002,208	$—	$3,002,208	$—	$3,986
Tap Participation Fee liability	$57,521,329	$57,521,329	$—	$—	$57,521,329	$—
Although not required, the Company deems the following table, which presents the changes in the Tap Participation Fee for the fiscal year ended August 31, 2009, to be helpful to the users of its financial statements.

	Fair Value Measurement at August 31 using Significant
	Unobservable Inputs (Level 3)
			Discount – to be
			imputed as
	Gross Estimated	Tap Participation	interest expense
	Tap Participation	Fee Reported	in future
	Fee Liability	Liability	periods
Balance at August 31, 2008	$108,449,321	$53,848,000	$54,601,321
Total gains and losses (realized and unrealized):
Imputed interest recorded as “Other Expense”	—	3,733,000	(3,733,000)
Increase in estimated value (to be realized in future periods)	4,758,038	—	4,758,038
Purchases, sales, issuances, payments, and settlements	(59,671)	(59,671)	—
Transfers in and/or out of Level 3	—	—	—

Balance at August 31, 2009	$113,147,688	$57,521,329	$55,626,359

The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value are discussed above. The methodologies for other financial assets and liabilities are discussed below.
Cash and Cash Equivalents: The Company’s cash and cash equivalents are reported using the values as reported by the financial institution where the funds are held. These securities primarily include balances in the Company’s operating and savings accounts. The carrying amount of cash and cash equivalents approximate fair value.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
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
Off-Balance Sheet Instruments: The Company’s off-balance sheet instruments consist entirely of the contingent portion of the CAA (described further in Note 6 below). Because repayment of this portion of the CAA is contingent on the Sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value.
NOTE 4: WATER ASSETS
The Company’s water and water systems consist of the following costs and accumulated depreciation and depletion as of August 31:

	2009		2008
		Accumulated		Accumulated
		Depreciation		Depreciation
	Costs	and Depletion	Costs	and Depletion
Arkansas River Valley assets	$81,241,428	$(823,660)	$81,232,769	$(544,126)
Rangeview water supply	14,271,786	(5,544)	14,192,298	(5,034)
Rangeview water system	167,720	(51,978)	167,720	(46,785)
Paradise water supply	5,532,619		5,528,818
Fairgrounds water and water system	2,899,863	(270,317)	2,899,863	(182,252)
Sky Ranch water supply	100,000		100,000
LAWMA Shares (reported as held for sale
at August 31, 2008)	77,940	—	—	—
Water supply – other	23,713	(3,938)	5,307	(1,955)

Totals	104,315,069	(1,155,437)	104,126,775	(780,152)

Net investments in water and water systems	$103,159,632		$103,346,623

Depletion and Depreciation
The Company recorded approximately $500, $600 and $600 of depletion charges during the fiscal years ended August 31, 2009, 2008 and 2007, respectively. This related entirely to the use of the Rangeview Water Supply. No depletion is taken against the Arkansas River water, the Paradise Water Supply or Sky Ranch Water Supply because these assets have not been placed into service as of August 31, 2009.
The Company recorded approximately $381,200, $380,700 and $365,500 of depreciation expense in fiscal 2009, 2008 and 2007, respectively.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
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
In order to utilize the Arkansas River water in the Company’s service areas, the Company will be required to convert this water to municipal and industrial uses. Change of water use must be done through the District Court, Water Division I, State of Colorado (“Water Court”) and several conditions must be present prior to the Water Court granting an application for transfer of a water right. A transfer case would be expected to include the following provisions: (i) a provision of anti-speculation in which the applicant must have contractual obligations to provide water service to customers prior to the Water Court ruling on the transfer of a water right, (ii) the applicant can only transfer the “consumptive use” portion of its water rights (the Company expects to face opposition to any consumptive use calculation of the historic agricultural uses of its water), (iii) applicants likely would be required to mitigate the loss of tax base in the basin of origin, (iv) applicants would likely have re-vegetation requirements requiring them to restore irrigated soils to non-irrigated, and (v) applicants would be required to meet water quality measures which would be included in the cost of transferring the water rights.
The value of the assets was recorded based on the deemed value of the consideration at August 30, 2006, the acquisition date, because the value of the consideration was deemed more reliable than the value of the acquired assets. The consideration paid is comprised of equity (3.0 million shares of the Company’s common stock) and the Tap Participation Fee (described in Note 8 below). Because the estimated value of the consideration paid was less than the total estimated fair value of the assets acquired by the Company, the relative values assigned to the assets were ratably reduced.
Land. Currently the Arkansas River water owned by the Company is being used for agricultural purposes on the 80 properties the Company owns (approximately 17,500 acres). Approximately 60 of the properties are subject to promissory notes maintained by the seller as further described in Note 8. The land is located in the counties of Bent, Otero and Prowers in Southern Colorado. Each of the properties is subject to operating leases (which expire at various dates through 2011) which the Company assumed effective as of the closing. Pursuant to a property management agreement (described below) between HP A&M and the Company, HP A&M will manage the leases for a period of five years (through August 31, 2011) and will receive all lease payments from the lessees as a management fee. Because the Company does not have the risk of loss associated with the leases (HP A&M’s management fee is equal to the lease income for the next five years, and contractually HP A&M has the risk of loss on the leases), the lease income and management fees are reflected on a net revenue basis throughout the term of the management agreement. The Company also owns certain contract rights, tangible personal property, mineral rights, and other water interests related to the Arkansas River water and land.
The Company and HP A&M entered into a five year property management agreement, pursuant to which, HP A&M holds the right to pursue leasing of the land and Arkansas River water to interested parties. All lease income associated with leasing the land and Arkansas River water, together with all costs associated with these activities including but not limited to, overhead obligations, real property taxes, and personnel costs, are the sole opportunity and obligation of HP A&M. The property management agreement can be extended under circumstances defined in the agreement.
Sale of non-irrigated land. During the fiscal year ended August 31, 2009, the Company sold certain non-irrigated parcels of land at net sales prices of approximately $59,700 in cash. This is net of approximately $3,600 of fees. Because the Company assigned no value to the non-irrigated land at the acquisition date (the land was deemed to have a fair value of zero at the acquisition date because it was not being irrigated and therefore was deemed non-essential to the Company’s business), the proceeds to the Company are recorded as a gain on sale of land in the accompanying statement of operations. Pursuant to the Arkansas River Agreement, 100% of the proceeds from the sale of the non-irrigated land are required to be paid to HP A&M, which resulted in credits to the Tap Participation Fee in an amount equivalent to the proceeds of the sale of 28 water taps. Following these payments, 38,937 taps remain subject to the Tap Participation Fee.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
Fort Lyon Canal Company (“FLCC”) Shares. The water rights are represented by over 21,600 shares of the FLCC, which is a non-profit mutual ditch company established in the late 1800’s that operates and maintains the 110 mile Fort Lyon Canal between La Junta, Colorado and Lamar, Colorado. The shares in the FLCC represent the amount of water the Company owns in the Fort Lyon Canal.
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
Lower Arkansas Water Management Association (“LAWMA”) Shares. During the fiscal year ended August 31, 2007, the Company sold 509 LAMWA shares for approximately $849,700. Pursuant to the Arkansas River Agreement, the proceeds from these sales were remitted to HP A&M as Tap Participation Fee payments, which resulted in a reduction to the number of taps payable to HP A&M of 505 taps. See also Note 8 below for additional details on the Tap Participation Fee. Because the LAWMA shares were sold at their allocated fair value, the Company did not recognize any gain or loss on the transaction.
As of August 31, 2009, the Company owns 45 remaining LAWMA shares valued at approximately $77,900, which are valued based on the sales value of the 509 LAWMA shares sold which is deemed the LAWMA shares fair value. Because the Company plans to dispose of these LAWMA shares, at August 31, 2008, the net book value of the remaining LAWMA shares was reflected on the balance sheet as held for sale. However, because the LAWMA shares were for sale longer than one year, the value of the shares has been reclassified to the Investments in Water and water systems account on the accompanying balance sheet as of August 31, 2009. The LAWMA shares are not currently being depleted. Management continues to evaluate offers and believes that the estimated selling price less estimated cost to sell equals or exceeds the net book value of the LAWMA shares remaining and therefore there is no impairment loss.
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
Rangeview Water Supply and Water System
The Rangeview Water Supply consists of 28,350 acre-feet and is a combination of tributary surface water and groundwater rights along with certain storage rights associated with the Lowry Range, a 27,000 acre property owned by the Land Board located approximately 15 miles southeast of Denver. The $14.4 million of capitalized costs represent the costs of assets acquired or facilities constructed to extend water service to customers located on and off the Lowry Range. The recorded costs of the Rangeview Water Supply include payments to the sellers of the Rangeview Water Supply, design and construction costs and certain direct costs related to improvements to the asset including legal and engineering fees.
The Company acquired the Rangeview Water Supply beginning in 1996 when:
(i)	The District entered into the Amended and Restated Lease Agreement with the Land Board, which owns the Lowry Range;
(ii)	The Company entered into the Agreement for Sale of Export Water with the District, a quasi-municipal political subdivision of the State of Colorado; and
(iii)
The Company entered into the Service Agreement with the District for the provision of water service to the Lowry Range (collectively these agreements are referred to as the “Rangeview Water Agreements”).

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
Pursuant to the Rangeview Water Agreements, the Company has the exclusive right through 2081 to use 13,400 acre feet of the Rangeview Water Supply specifically on the Lowry Range. The Rangeview Water Agreements also provide for the Company to use surface reservoir storage capacity in providing water service to customers both on and off the Lowry Range. The Company owns the rights to use the remaining 11,650 acre-feet of groundwater, which can be exported off the Lowry Range to serve area users (referred to as “Export Water”). The Company also has the option with the Land Board to exchange an aggregate gross volume of 165,000 acre-feet of groundwater for 1,650 acre-feet per year of adjudicated surface water and to use this surface water as Export Water.
Based on independent engineering estimates, the water designated for use on the Lowry Range is capable of providing water service to approximately 46,500 SFE units, and the Export Water owned by the Company can serve approximately 33,600 SFE units throughout the Denver metropolitan region.
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
The Company delivered approximately 33.9 million, 42.8 million and 44.4 million gallons of water to customers during the fiscal years ended August 31, 2009, 2008 and 2007, respectively.
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
Every six years the Paradise Water Supply is subject to a Finding of Reasonable Diligence review by the Water Court and the State Engineer to determine if the Company is diligently pursuing the development of the water rights. During fiscal 2005, the Water Court began the latest review, which the Company received its official Finding of Due Diligence in August 2008. During the diligence review, the Company received objections from two parties to its Paradise Water rights. The Company and the objectors reached an agreement on the objections, which resulted in the Company receiving its finding of due diligence. The agreement with the objectors called for the Company to, among others, perform the following during the next six years: (i) acknowledge that the Company is required to use its Paradise Water within the geographical boundaries of the Colorado River Water Conservation District; (ii) investigate reservoir sites that are not located directly on the main channel of the Colorado River and proceed with filings with the Water Court to change the location of the reservoir sight; and (iii) identify specific end uses and users of the Paradise Water. The Company is working on finding alternative reservoir locations and identifying specific end users and anticipates reaching the above stipulations by the next diligence review period.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
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
Pursuant to the County Agreement, the County has or will pay the Company the following:
(i)
In August 2005, the County purchased water taps for 38.5 SFEs for $567,490, or $14,740 per tap, which was used to construct the Wholesale Facilities. This was received by the Company in August 2005, as follows:

a.	A cash payment of approximately $514,600, and
b.	The transfer of rights to 27 acre-feet of dedicated groundwater valued at approximately $52,900.
(ii)	The County agreed to provide funding of approximately $1,245,200 for the Special Facilities. This is being paid by the County as follows:
a.	An initial cash payment of approximately $397,000, which was received in August 2005,
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
In addition, tap fees under service agreements in which Export Water will be utilized are subject to the CAA, which is described in more detail in Note 6 below. Net tap fees subject to the CAA totaled $532,968, which were the tap fees received from the County less the $34,522 Land Board royalty. The $532,968 were distributed by the escrow agent as required by the CAA in September 2005. Based on the CAA positions held by the Company at the time, the Company received $373,078, or 70%, of the distribution and external parties received $159,890, or 30%.
The tap fees retained by the Company were used to fund construction of the Wholesale Facilities required to extend water service to the Fairgrounds. In July 2006 the Company completed construction of the Wholesale Facilities and began ratably recognizing $428,000 of tap fees in income over the estimated accounting life of the assets. The $428,000 is comprised of the tap fees received by the Company of $567,490, decreased by (i) royalties to the Land Board of $34,522; and (ii) 65% of the total payments made to external CAA holders or $104,136. In each of the three fiscal years ended August 31, 2009, 2008 and 2007, the Company recognized approximately $14,300 of tap fee revenue. At August 31, 2009, approximately $384,800 of these tap fees are still deferred.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
The total construction funding of $1.25 million is deferred and will be recognized as revenue over the expected service period, which is also the estimated useful life of the Special Facilities constructed with the funds. In each of the fiscal years ended August 31, 2009, the Company recognized approximately $41,500 of Special Facilities revenue. At August 31, 2009, approximately $1.12 million of the construction funding is still deferred.
Amendment to the County Agreement. Because the County had not transferred the 336 acre-feet of groundwater to the Company as required in the County Agreement, the County was making interest payments to the Company totaling $600 per month until such time as the required water rights transfer was made. In August 2008, the Company and the County entered into Amendment No. 1 to Agreement For Water Service (the “County Amendment”), whereby the County transferred to the Company 294 acre-feet of water valued at approximately $206,000, and made a cash payment of approximately $34,100. The County Amendment was necessary because prior to the signing of the County Agreement, some of the water rights to be transferred to the Company had previously been adjudicated to another party. As a result, the acre-feet to be transferred from the County to the Company were reduced from 336 acre-feet to approximately 294 acre-feet. As a result of the reduction in the acre-feet transferred to the Company, the County made an additional cash payment of approximately $34,100 in August 2008. As a result of the transfer of the water rights and the cash payment, the County ceased making the required $600 monthly interest payments to the Company in August 2008. The value of the water rights was included in the Construction proceeds receivable account on the accompanying balance sheet until the transfer, and then $206,000 was capitalized as part of the investment in Arapahoe County water.
Sky Ranch Water Supply and Water Service Agreements
In 2007, the developer of Sky Ranch filed for Chapter 11 bankruptcy protection. On August 26, 2009, the Company was informed that the developer of Sky Ranch would be liquidated pursuant to a plan of liquidation filed in bankruptcy court.
Prior to the bankruptcy filings, the Company acquired approximately 89 acre-feet of water located beneath Sky Ranch and has the right to purchase an additional 671 acre-feet of water (for a total of 760 acre-feet), which could be used to provide water service to the initial 1,500 taps purchased at Sky Ranch. The $100,000 of capitalized costs is comprised of the cash payments made to the developer of Sky Ranch to acquire the 89 acre-feet of water rights.
The Company acquired these water rights pursuant to the October 31, 2003, and May 14, 2004 Water Service Agreements (collectively the “Sky Ranch Agreements”) with the developer of Sky Ranch, an approximately 950 acre property located 4 miles north of the Lowry Range. Pursuant to the Sky Ranch Agreements, if the project commences, the Company is required to provide water service to the homes, businesses, schools and other developments that are expected to be built at Sky Ranch, which could include service to up to 4,850 SFEs.
As part of the Sky Ranch Agreements, approximately 537 acre-feet of water would be dedicated to the Company in exchange for a $3,400 per tap credit for the first 767 water taps purchased. Additionally, prior to development, the developer would be required to pay the Company $3.41 million for the construction of certain Special Facilities which are necessary to extend service to Sky Ranch. As of August 31, 2009, none of this water has been dedicated to the Company, the developer of Sky Ranch has not purchased any water taps, and construction of the Special Facilities has not occurred. Consequently, none of the $3.41 million for construction of the Special Facilities has been paid.
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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
If Sky Ranch is developed, the Company plans to initially develop the 760 acre-feet of water beneath the Sky Ranch property. This water is sufficient to provide water service to approximately 1,500 taps. Any taps purchased by Sky Ranch in excess of 1,500 are anticipated to be serviced utilizing Export Water and are subject to royalty payments to the Land Board and payments to the CAA holders.
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
In fiscal 2005 and 2004, the developer remitted the first two $50,000 payments for the Sky Ranch Option which were both distributed in order of priority to the CAA holders. In February 2005, the developer remitted the first payment for the $10,400 Hills Option which was distributed in order of priority to the CAA holders. As of August 31, 2009, the developer of Sky Ranch has not remitted the payments for the Sky Ranch Option or the Hills Option due in our fiscal 2008, 2007 or 2006, and therefore the payments are past due. Notwithstanding Sky Ranch being in default on its payments, the Sky Ranch Agreements remain in effect. Continued default by Sky Ranch on these payments for Export Water places the Sky Ranch development at risk of not being able to use the Company’s Export Water to service development in excess of the 1,500 single family units.
The Company has dedicated approximately 1,200 acre-feet, or 10%, of the Export Water supply (which is about 4.5% of the Company’s overall Rangeview Water Supply) for this project under the Sky Ranch options.
NOTE 5: INVESTMENT IN WELL ENHANCEMENT AND RECOVERY SYSTEMS, LLC
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
The Company uses the equity method to account for its investment in Well Enhancement LLC. As of August 31, 2009, as a result of the recognition of the Company’s 1/3 share of the losses of Well Enhancement LLC, the Company’s Investment in Well Enhancement and Recovery Systems, LLC account on its balance sheet has been reduced to zero. However, once the investment account was reduced to zero, the Company began recording its share of Well Enhancement LLC’s losses against the note receivable from Well Enhancement LLC described below. The investment account and the receivable account on the Company’s balance sheet include $87,000 of capital contributions made to date, the $7,000 loan with accrued interest of $355 and the Company’s 1/3 share of the approximately $276,600 of net losses of Well Enhancement LLC from inception through August 31, 2009.
For the fiscal years ended August 31, 2009, 2008 and 2007, the Company recorded approximately $7,900, $48,700 and $35,600, respectively, of its share of Well Enhancement LLC’s losses. The net losses are primarily a result of research and development costs associated with the design of the well enhancement tool.
As of August 31, 2009, Well Enhancement LLC’s assets and liabilities consisted of the following approximate amounts:
Well Enhancement LLC Assets and Liabilities

Cash	$4,200
Accrued professional fees	$1,800
Notes payable — related parties, including accrued interest	$21,300

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
On October 27, 2008, the Company loaned Well Enhancement LLC $7,000 for use in its operations. The note receivable from Well Enhancement LLC carries simple interest at six percent (6%) per annum, and matures on October 27, 2011, with no payments due until maturity.
NOTE 6: PARTICIPATING INTERESTS IN EXPORT WATER
The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990’s. The acquisition was consummated with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of approximately $11.1 million, which represents the cash the Company received and used to purchase its “Export Water,” which is described in greater detail in Note 4 above. In return, the Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability was not reflected on the Company’s balance sheet because the obligation to pay this is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.
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
In recent years, in order to reduce the long term impact of the CAA, the Company has repurchased various portions of the CAA obligations in priority. The Company did not make any CAA acquisitions during the fiscal year ended August 31, 2009.
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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
As a result of the CAA acquisitions, and due to the sale of Export Water, as detailed in the table below, the total remaining potential third party obligation as of August 31, 2009 is approximately $3.5 million:

	Export Water	Initial Export	Total Potential	Participating
	Proceeds	Water Proceeds	Third party	Interests
	Received	to Pure Cycle	Obligation	Liability	Contingency
Original balances	$—	$218,500	$31,807,732	$11,090,630	$20,717,102
Activity from inception until August 31, 2008:
Acquisitions	—	28,077,500	(28,077,500)	(9,789,983)	(18,287,517)
Option payments – Sky Ranch and The Hills at Sky Ranch	110,400	(42,280)	(68,120)	(23,754)	(44,366)
Arapahoe County tap fees *	532,968	(373,078)	(159,890)	(55,754)	(104,136)
Export Water sale payments	31,177	(21,824)	(9,353)	(3,263)	(6,090)

Balance at August 31, 2008	674,545	27,858,818	3,492,869	1,217,876	2,274,993
Fiscal 2009 activity:
Export Water sale payments	14,485	(10,140)	(4,346)	(1,516)	(2,830)

Balance at August 31, 2009	$689,030	$27,848,678	$3,488,523	$1,216,360	$2,272,163

*	The Arapahoe County tap fees are less the $34,522 royalty payment to the Land Board.
The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first three payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive approximately $5.1 million of the first priority payout (the remaining entire first priority payout totals approximately $7.3 million as of August 31, 2009).
NOTE 7: ACCRUED LIABILITIES
At August 31, 2009, the Company had accrued liabilities of approximately $60,100, of which $50,100 was for professional fees with the remainder relating to operating payables. At August 31, 2008, the Company had accrued liabilities of approximately $70,500, of which $62,800 was for professional fees with the remainder relating to operating payables.
NOTE 8: LONG-TERM DEBT AND OPERATING LEASE
As of August 31, 2009, the Company has no debt with contractual maturity dates.
The Participating Interest in Export Water supply and the Tap Participation Fees payable to HP A&M are obligations of the Company that have no scheduled maturity dates. Therefore, these liabilities are not disclosed in tabular format. However, the Tap Participation Fee is described below.
Tap Participation Fee payable to HP A&M
Pursuant to the Asset Purchase Agreement (the “Arkansas River Agreement”) dated August 31, 2006, the Company granted High Plains A&M, LLC (“HP A&M”) the right to receive ten percent (10%) of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 40,000 water taps sold by the Company from and after the date of the Arkansas River Agreement (the “Tap Participation Fee”). The 40,000 figure was reduced to 39,470 at the August 31, 2006 closing date because HP A&M sold certain assets and properties not related to the FLCC shares which were subject to the Arkansas River Agreement and were available for credit against the Tap Participation Fee. The 39,470 figure was reduced to 38,965 during the fiscal year ended August 31, 2007, when the Company sold 509 LAMWA shares for approximately $849,700 (as described in Note 4 above). Pursuant to the Arkansas River Agreement, 100% of the proceeds from the sale of the LAWMA shares were required to be paid to HP A&M, which resulted in a credit to the Tap Participation Fee equivalent to the sale of 505 water taps. The 38,965 figure was reduced to 38,937 taps as a result of the sale of non-irrigated land during the fiscal year ended August 31, 2009 as described in Note 4 above.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
The Tap Participation Fee is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the fiscal year ended August 31, 2009 or 2008. However, the Company did make Tap Participation Fee payments to HP A&M during the fiscal year ended August 31, 2009, as a result of non-irrigated land sales described above.
The Tap Participation Fee was initially valued at approximately $45.6 million at the acquisition date using a discounted cash flow analysis of the projected future payments to HP A&M. The $57.5 million balance at August 31, 2009, includes approximately $12.8 million of imputed interest, recorded using the effective interest method. The Company estimates the value of the Tap Participation Fee by projecting new home development in the Company’s targeted service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver, Colorado metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver, Colorado metropolitan area. This development pattern was then applied to estimated future water tap fees calculated using historical water tap fees. Based on the weak new home construction market in the Denver metropolitan area, the Company updated its estimated discounted cash flow analysis as of February 28, 2009. There were no significant changes in the assumptions since February 28, 2009, therefore, no change in the Tap Participation Fee was determined necessary after that date. The February 2009 update resulted in the following changes from the prior estimate:
(i)	An increase in the overall future estimated Tap Participation Fee of approximately $4.7 million (from approximately $108.5 million to approximately $113.1 million);
(ii)	A decrease in the imputed effective interest rate from approximately 8.6% to approximately 6.3%; and
(iii)	A decrease in the imputed interest expense for the fiscal year ended August 31, 2009 of approximately $1.1 million, which equates to approximately $.05 per basic and diluted share
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
The Company imputes interest expense on the unpaid Tap Participation Fee using the effective interest method over the estimated development period utilized in the valuation of the liability. The Company imputed interest of approximately $3.7 million, $4.4 million and $4.7 million during the fiscal years ended August 31, 2009, 2008 and 2007, respectively.
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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
Promissory Notes Payable by HP A&M
Certain of the properties the Company acquired from HP A&M are subject to outstanding promissory notes with principal and accrued interest totaling approximately $12.0 million and $12.8 million at August 31, 2009 and 2008, respectively. These promissory notes are secured by deeds of trust on the Properties. The Company did not assume any of these promissory notes and is not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, at the Company’s sole discretion, the Company may make payments pursuant to any or all of the notes and cure any or all of the defaults. If the Company does not cure the defaults, it will lose the properties securing the defaulted notes. If HP A&M defaults on the promissory notes, the Company can foreclose on a defined amount of stock issued to HP A&M and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Because HP A&M would lose such a substantial amount of equity and the Tap Participation Fee, and based on the financial stability of HP A&M and its owners and affiliated companies, the probability of HP A&M defaulting on the notes is deemed remote. As far as the Company is aware, as of August 31, 2009, HP A&M has not defaulted on any of the promissory notes.
Because the outstanding notes are collateralized by the Company’s Properties and Arkansas River Water, HP A&M is deemed to be a Variable Interest Entity (“VIE”) per GAAP. However, because the Company will not absorb any of HP A&M’s expected losses or receive any of HP A&M’s expected gains, the Company is not deemed the “Primary Beneficiary” of HP A&M and therefore is not required to consolidate HP A&M. HP A&M became a VIE to the Company on August 30, 2006 when the Company acquired the Arkansas River Water Rights and Properties subject to the outstanding promissory notes. HP A&M is a holding company that acquires water rights and related properties for investment and sale purposes. If HP A&M were to default on the notes, the Company would lose approximately 60 of the 80 (approximately 75%) real property interests it acquired and a comparable percentage of the water rights the Company acquired, which are associated with those Properties, unless the Company cured the notes in default.
Operating Lease
Effective August 27, 2009, the Company entered into an operating lease for approximately 1,000 square feet of office space. The lease has a three year term with payments of approximately $1,400 per month.
NOTE 9: SHAREHOLDERS’ EQUITY
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
Equity Compensation Plan
The Company maintains the 2004 Incentive Plan (the “Equity Plan”) which was approved by stockholders in April 2004. Executives, eligible employees and non-employee directors are eligible to receive options and restricted stock grants pursuant to the Equity Plan. Under the Equity Plan, options to purchase shares of stock, and restricted stock awards, can be granted with exercise prices and vesting periods determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. As of August 31, 2009, the Company has approximately 1,315,800 shares that can be granted to eligible participants pursuant to the Equity Plan.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
The Company estimates the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”). Using the Black-Scholes model, the value of the portion of the award that is ultimately expected to vest is recognized as a period expense over the requisite service period in the statement of operations. Option forfeitures are to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company does not expect any forfeiture of its option grants and therefore the compensation expense has not been reduced for estimated forfeitures. No options were forfeited by option holders during the three fiscal years ended August 31, 2009. The Company attributes the value of share-based compensation to expense using the straight-line single option method for all options granted.
The Company’s determination of the estimated fair value of share-based payment awards on the date of grant is affected by the following variables and assumptions:
•	The grant date exercise price – is the closing market price of the Company’s common stock on the date of grant;
•	Estimated option lives – based on historical experience with existing option holders;
•	Estimated dividend rates – based on historical and anticipated dividends over the life of the option;
•	Life of the option – based on historical experience option grants have lives between 8 and 10 years;
•	Risk-free interest rates – with maturities that approximate the expected life of the options granted;
•
Calculated stock price volatility – calculated over the expected life of the options granted, which is calculated based on the weekly closing price of the Company’s common stock over a period equal to the expected life of the option; and

•	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.
In August 2009, the Company granted two employees options to purchase a combined 80,000 shares of the Company’s common stock pursuant to the Equity Plan. The options vest one-fifth at the grant date and one-fifth on each of the next four anniversary dates of the grant date. The options expire ten years from the date of grant. The Company calculated the fair value of these options at approximately $217,300 (approximately $2.72 per option) using the Black-Scholes model with the following variables: weighted average exercise price of $3.13 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of ten years; estimated dividend rate of 0%; weighted average risk-free interest rate of 3.51%; weighted average stock price volatility of 89.35%; and an estimated forfeiture rate of 0%. Approximately $43,500 of the share-based compensation was expensed at the grant date and the remaining $173,800 will be expensed monthly over the remaining vesting period.
In January 2009, the Company granted its directors options to purchase a combined 15,000 shares of the Company’s common stock pursuant to the Equity Plan. The options vest one year from the date of grant and expire ten years from the date of grant. The Company calculated the fair value of these options at approximately $36,300 (approximately $2.42 per option) using the Black-Scholes model with the following variables: weighted average exercise price of $2.94 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of eight years; estimated dividend rate of 0%; weighted average risk-free interest rate of 2.33%; weighted average stock price volatility of 91.6%; and an estimated forfeiture rate of 0%. The $36,300 of stock-based compensation is being expensed monthly over the vesting period.
In August 2008, the Company granted one of its directors an option to purchase 2,500 shares of the Company’s common stock pursuant to the Equity Plan. The option vests one year from the date of grant and expires ten years from the date of grant. The Company calculated the fair value of this option at approximately $16,100 (approximately $6.44 per option) using the Black-Scholes model with the following variables: weighted average exercise price of $7.64 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option life of eight years; estimated dividend rate of 0%; weighted average risk-free interest rate of 4.75%; weighted average stock price volatility of 92.5%; and an estimated forfeiture rate of 0%. The $16,100 of stock-based compensation was expensed monthly over the vesting period.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
In January 2008, the Company granted its directors options to purchase a combined 15,000 shares of the Company’s common stock pursuant to the Equity Plan. The options vest one year from the date of grant and expire ten years from the date of grant. The Company calculated the fair value of these options at approximately $93,600 (approximately $6.25 per option)using the Black-Scholes model with the following variables: weighted average exercise price of $7.50 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of eight years; estimated dividend rate of 0%; weighted average risk-free interest rate of 4.25%; weighted average stock price volatility of 90.6%; and an estimated forfeiture rate of 0%. The $93,600 of stock-based compensation was expensed monthly over the vesting period which was through January 2009.
No options were exercised during the fiscal years ended August 31, 2009 or 2008.
The following table summarizes the stock option activity for the Equity Plan for the fiscal year ended August 31, 2009:

			Weighted-
			Average	Approximate
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Instrinsic
	Options	Exercise Price	Term	Value
Oustanding at beginning of period	155,000	$8.50
Granted	95,000	3.10
Exercised	—	—
Forfeited or expired	—	—

Outstanding at August 31, 2009	250,000	$6.43	7.5	*

Options exercisable at August 31, 2009	171,000	$7.98	6.5	*

*	Intrinsic value less than zero
The following table summarizes the activity and value of non-vested options as of and for the fiscal year ended August 31, 2009:

		Weighted-
		Average Grant
	Number of	Date Fair
	Options	Value
Non-vested options oustanding at beginning of period	27,500	$6.81
Granted	95,000	2.67
Vested	(43,500)	5.30
Forfeited	—	—

Non-vested options outstanding at August 31, 2009	79,000	$2.66

All non-vested options are expected to vest. The total fair value of options vested during the fiscal year ended August 31, 2009 was approximately $230,700.
Share-based compensation expense for the fiscal years ended August 31, 2009, 2008 and 2007, was approximately $325,500, $351,500 and $287,300, respectively.
At August 31, 2009, the Company has unrecognized expenses relating to non-vested options that are expected to vest totaling approximately $189,000. The weighted-average period over which these options are expected to vest is approximately three and a half years. The Company has not recorded any excess tax benefits to additional paid in capital.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
Restricted Stock
On August 27, 2007, the Company granted 34,189 shares of restricted common stock to the President of the Company pursuant to the Equity Plan. The Company is recognizing compensation expense on this grant based on the grant date fair value of the stock. The grant date fair value of the restricted stock was based upon the closing sales price of the Company’s common stock on the date of the grant and is being amortized to compensation expense over the vesting term of two years. A summary of the status of the restricted stock at August 31, 2009, and changes during fiscal 2009, are as follows:

		Weighted-
		average
		grant date
	Shares	fair value
Restricted stock outstanding at August 31, 2008	34,189	$7.59
Restricted stock granted, vested, released or forfeited	—	—

Restricted stock outstanding at August 31, 2009	34,189	$7.59

These restricted shares were fully vested and expensed as of August 31, 2009.
Warrants
As of August 31, 2009, the Company had outstanding warrants to purchase 92 shares of common stock at an exercise price of $1.80 per share. These warrants expire six months from the earlier of:
(i)	The date all of the Export Water is sold or otherwise disposed of,
(ii)	The date the CAA is terminated with respect to the original holder of the warrant, or
(iii)	The date on which the Company makes the final payment pursuant to Section 2.1(r) of the CAA.
No warrants were exercised during fiscal 2009, 2008 or 2007.
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
Pursuant to the demand right, upon the request of HP A&M, the Company is required to file a registration statement for up to 750,000 shares of the Company’s common stock owned by HP A&M and to use its reasonable best, diligent efforts to cause the registration statement to become effective. Provided the Company exercises the appropriate efforts, it has no liability to HP A&M if the registration statement is not declared effective. Furthermore, HP A&M has no right to put its Company common stock to the Company or to otherwise require the Company to purchase its shares. As of August 31, 2009, HP A&M has not requested the Company to register these shares.
HP A&M exercised its piggyback rights in July 2007 and therefore the Company registered 750,000 shares of common stock held by HP A&M.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
Voting Rights Agreement
Pursuant to the Arkansas River Agreement Mr. Mark Harding, the Company’s President, agrees to vote shares of Pure Cycle common stock owned by him (which totals 727,243 shares at August 31, 2009) for HP A&M’s designated board member (currently Mark Campbell).
Gain on Extinguishment of Related Party CAA Obligations and Debt
See Note 14 – Related Party Transactions regarding gain on extinguishment of related party CAA obligations and debt recorded as additional paid in capital.
NOTE 10: SIGNIFICANT CUSTOMERS
The Company had accounts receivable from two customers totaling the following approximate amounts:

	Accounts Receivable
	As of August 31,
	2009		2008
		% of Total		% of Total
	Receivable	Accounts	Receivable	Accounts
	Balance	Receivable	Balance	Receivable
Ridgeview Youth Services Center	$51,800	82%	$59,600	83%
Schmidt Aggregates	4,700	7%	4,200	6%

Combined	$56,500	89%	$63,800	89%

The Company earned revenues from two customers totaling the following approximate amounts:

	Water and Wastewater Revenues
	For the Fiscal Years Ended August 31,
	2009		2008		2007
		% of Total		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
Ridgeview Youth Services Center	$165,500	64%	$180,200	64%	$159,900	60%
Schmidt Aggregates	18,100	7%	24,600	9%	30,100	11%

Combined	$183,600	71%	$204,800	73%	$190,000	72%

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
NOTE 11: INCOME TAXES
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

	For the Fiscal Years Ended August 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$4,575,900	$4,536,300
Imputed interest on Tap Participation Fee payable to HP A&M	4,772,800	3,380,400
Deferred revenue	352,100	342,300
Depreciation and depletion	143,500	85,900
Loss in Well Enhancment LLC	34,200	31,400
Other	5,800	5,200
Valuation allowance	(9,884,300)	(8,381,500)

Net deferred tax asset	—	—

Deferred tax liabilities:
Depreciation and depletion	—	—

Net deferred assets	$—	$—

The Company has recorded a valuation allowance equal to the excess of the deferred tax assets over the deferred tax liability as the Company is unable to reasonably determine if it is more likely than not that deferred tax assets will ultimately be realized.
Income taxes computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following for the fiscal years ended August 31:

	For the Fiscal Years Ended August 31,
	2009	2008	2007
Expected benefit from federal taxes at statutory rate of 34%	$(1,947,500)	$(2,355,100)	$(2,351,000)
State taxes, net of federal benefit	(189,000)	(228,600)	(228,200)
Expiration of net operating losses	142,800	117,600	393,900
Permanent differences	121,900	131,800	(243,200)
Change in valuation allowance	1,871,800	2,334,300	2,428,500

Total income tax expense / benefit	$—	$—	$—

At August 31, 2009, the Company has approximately $12.3 million of net operating loss carryforwards available for income tax purposes which expire between fiscal 2009 and 2024. Utilization of these net operating loss carryforwards may be subject to substantial annual ownership change limitations provided by the Internal Revenue Code. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.
Net operating loss carryforwards of approximately $382,800, $315,400 and $1.1 million expired during the fiscal years ended August 31, 2009, 200 and 2007, respectively.
NOTE 12: 401(k) PLAN
Effective July 25, 2006, the Company adopted the Pure Cycle Corporation 401(k) Profit Sharing Plan (the “Plan”), a defined contribution retirement plan for the benefit of its employees. The Plan is currently a salary deferral only plan and at this time the Company does not match employee contributions. The Company pays the annual administrative fees of the Plan, and the Plan participants pay the investment fees. The Plan is open to all employees, age 21 or older, who have been employees of the Company for at least six months. During the fiscal years ended August 31, 2009, 2008 and 2007, the Company paid fees of approximately $3,800, $2,400 and $3,400, respectively, for the administration of the Plan.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
NOTE 13: SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

	For the Fiscal Years Ended August 31,
	2009	2008	2007

Increase in estimated Tap Participation Fee liability and related discount	$4,758,038	$3,867,321	$—

Water rights received from Arapahoe County which reduced the Construction proceeds receivable balance	$—	$206,005	$—

Adjustment to purchase price relating to LAWMA shares acquired from HP A&M	$—	$—	$927,682

Treasury stock accepted upon exercise of stock options with mature shares used as consideration	$—	$—	$969,913

Gain on extinguishment of related party debt accounted for as contributed capital	$—	$—	$765,071

NOTE 14: RELATED PARTY TRANSACTIONS
Until August 31, 2009, the Company leased office space from the estate of the son of its former CEO. The Company leased the office space on a month-to-month basis for $1,000 per month.
The Company paid HP A&M approximately $41,700, $49,700 and $37,200 during the fiscal years ended August 31, 2009, 2008 and 2007, respectively, for fees related to work performed by an HP A&M employee on behalf of the Company as it relates to operations of the agricultural property owned by the Company in the Arkansas River valley.
In 2009, as more fully described in Note 8 above, the Company paid HP A&M approximately $59,700 pursuant to the Tap Participation Fee as a result of the sale of non-irrigated land.
In 2008, as more fully described in Note 8 above, the Company paid HP A&M approximately $849,700 pursuant to the Tap Participation Fee as a result of the sale of LAWMA Shares.
On July 30, 2007, the Company acquired approximately $10.5 million of CAA interests, for cash payments totaling approximately $2.6 million, resulting in a gain on extinguishment of approximately $1.04 million. Certain of these parties were deemed related to the Company and therefore, approximately $765,100 of this gain was recorded as a contribution of capital in fiscal 2007. The remaining $271,100 of gain is included in the statement of operations.
In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at August 31, 2009) and matures on December 31, 2009. The approximately $507,800 balance of the note receivable at August 31, 2009 includes borrowings of approximately $229,300 and accrued interest of approximately $278,500. The Company extended the due date to December 31, 2010 and accordingly the note has been classified as non-current.
NOTE 15: SUBSEQUENT EVENTS
For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending August 31, 2009, subsequent events were evaluated by the Company through November 13, 2009, the date on which the financial statements at and for the fiscal year ended August 31, 2009, were issued.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2009, 2008 AND 2007
NOTE 16: SUPPLEMENTAL DATA: SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)

In thousands, except per share amounts	August 31	May 31	February 28	November 30
Fiscal 2009 quarters ended:
Total revenues	$79.8	$62.5	$54.1	$63.8
Gross margin	$36.8	$25.7	$17.0	$17.3
Net loss	$(1,289.5)	$(1,325.2)	$(1,401.3)	$(1,712.1)
Earnings per share – basic and diluted	$(0.06)	$(0.07)	$(0.07)	$(0.08)
Market price of common stock
High	$3.70	$3.25	$3.96	$6.09
Low	$2.41	$2.16	$1.75	$2.09

	August 31	May 31	February 28	November 30
Fiscal 2008 quarters ended:
Total revenues	$88.3	$67.6	$56.8	$69.7
Gross margin	$40.8	$31.3	$16.0	$28.3
Net loss	$(1,653.6)	$(1,728.4)	$(1,649.7)	$(1,895.0)
Earnings per share – basic and diluted	$(0.08)	$(0.09)	$(0.08)	$(0.09)

Market price of common stock
High	$6.75	$6.80	$8.99	$9.37
Low	$5.11	$5.04	$6.49	$7.35
*****

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreement with accountants on accounting and financial disclosures.
Item 9A — Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a–15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of August 31, 2009, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
(b) Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we determined that, as of August 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

GHP Horwath P.C. (“GHP”) our independent registered public accounting firm has performed an audit of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. The report of the Company’s independent registered public accounting firm is included in Item 8. Financial Statements and Supplementary Data.
(c) Changes in Internal Controls
No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B — Other Information
None
PART III
Information concerning Items 10 through Items 14 will be contained in our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act for the 2009 Annual Meeting of Shareholders and is incorporated herein by reference, which is expected to be filed on or about December 3, 2009.
PART IV
Item 15 — Exhibits and Financial Statement Schedules
(a) Financial Statements
1.	See “Index to Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedules: None

3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K
Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation – Incorporated by reference from Exhibit 3.1 to Amendment No. 2 to Registration Statement on Form SB-2, filed June 10, 2004, Registration No. 333-114568

3.2	Amended and Restated Bylaws of Registrant – Incorporated by reference from Exhibit 3.2 to Amendment No. 2 to Registration Statement on Form SB-2, filed June 10, 2004, Registration No. 333-114568.

4.1	Specimen Stock Certificate – Incorporated by reference to Registration Statement No. 2-62483.

10.1	Right of First Refusal Agreement dated August 12, 1992 between INCO Securities Corporation and Richard F. Myers, Mark W. Harding, Thomas P. Clark, Thomas Lamm and Rowena Rogers. Incorporated by Reference from Registration Statement on Form SB-2, filed April 19, 2004, Registration No. 333-114568.

10.2	2004 Equity Incentive Plan. Incorporated by reference from Proxy Statement for Annual Meeting held April 12, 2004. **

Exhibit No.	Description

10.3	Service Agreement, dated April 11, 1996, by and between Pure Cycle Corporation and the Rangeview Metropolitan District. Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended May 31, 1996.

10.4	Wastewater Service Agreement, dated January 22, 1997, by and between Pure Cycle Corporation and the Rangeview Metropolitan District. Incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998.

10.5	Comprehensive Amendment Agreement No. 1, dated April 11, 1996, by and among ISC, the Company, the Bondholders, Gregory M. Morey, Newell Augur, Jr., Bill Peterson, Stuart Sundlun, Alan C. Stormo, Beverlee A. Beardslee, Bradley Kent Beardslee, Robert Douglas Beardslee, Asra Corporation, International Properties, Inc., and the Land Board. Incorporated by reference from Quarterly Report on Form 10-QSB for the period ended May 31, 1996.

10.6	Agreement for Sale of Export Water dated April 11, 1996 by and among the Company and the District. Incorporated by reference from Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 1996).

10.7	Water Service Agreement for the Sky Ranch PUD dated October 31, 2003 by and between Airpark Metropolitan District, Icon Investors I, LLC, the Company and the District. Incorporated by reference from Registration Statement on Form SB-2, filed April 19, 2004, Registration No. 333-114568.

10.8	Amendment to Water Service Agreement for the Sky Ranch PUD dated January 6, 2004. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.9	Amendment to Water Service Agreement for the Sky Ranch PUD dated January 30, 2004. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.10	Amendment to Water Service Agreement for the Sky Ranch PUD dated January 30, 2004 pertaining to amendment of the Option Agreement for Export Water. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.11	Corrected Amendment to Water Service Agreement for the Sky Ranch PUD dated March 5, 2004. Incorporated by Reference from original Annual Report on Form 10-K for the fiscal year ended August 31, 2007, filed November 21, 2006.

10.12	Amended and Restated Lease Agreement between the Land Board and the District dated April 4, 1996. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.13	Bargain and Sale Deed among the Land Board, the District and the Company dated April 11, 1996. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.14	Mortgage Deed, Security Agreement, and Financing Statement between the Land Board and the Company dated April 11, 1996. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.15	Water Service Agreement for the Hills at Sky Ranch Water dated May 14, 2004 among Icon Land II, LLC, a Colorado limited liability company, the Company, and the District. Incorporated by reference from the Current Report on Form 8-K filed with the SEC on May 21, 2004.

Exhibit No.	Description

10.16	Agreement for Water Service dated August 3, 2005 among Pure Cycle Corporation, Rangeview Metropolitan District and Arapahoe County incorporated by reference from Form 8-K filed on August 4, 2005.

10.17	Arkansas River Agreement dated May 10, 2006 among Pure Cycle Corporation and High Plains A&M, LLC incorporated by reference from Form 8-K filed on May 16, 2006.

10.18	Amendment No. 1 to Agreement for Water Service dated August 25, 2008, between Pure Cycle Corporation and Arapahoe County, incorporated by reference from Form 10-K for the fiscal year ended August 31, 2008.

14	Code of Ethics as amended August 2, 2007, incorporated by reference from Form 10-K for the fiscal year ended August 31, 2008.

23.1	Consent of GHP Horwath, P.C. *

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

**	Indicates management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION

By:	/s/ Mark W. Harding

Mark W. Harding, President and Chief Financial Officer
November 13, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Mark W. Harding	President, Chief Financial Officer and Director	November 13, 2009
Mark W. Harding	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Harrison H. Augur
Harrison H. Augur	Chairman, Director	November 13, 2009

/s/ Mark D. Campbell
Mark D. Campbell	Director	November 13, 2009

/s/ Arthur G. Epker III
Arthur G. Epker III	Director	November 13, 2009

/s/ Richard L. Guido
Richard L. Guido	Director	November 13, 2009

/s/ Peter C. Howell
Peter C. Howell	Director	November 13, 2009

/s/ George M. Middlemas
George M. Middlemas	Director	November 13, 2009