Form 10-Q
period 2009-11-30
PURE CYCLE CORP
filed 2010-01-08
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-8814
PURE CYCLE CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0705083

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 E. 8th Ave, Suite 201, Denver, CO	80203

(Address of principal executive offices)	(Zip Code)
(303) 292 – 3456
(Registrant’s telephone number, including area code)
8451 Delaware Street, Thornton, CO 80260
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 7, 2010:

Common stock, 1/3 of $.01 par value	20,206,566

(Class)	(Number of Shares)

PURE CYCLE CORPORATION
INDEX TO NOVEMBER 30, 2009 FORM 10-Q

PURE CYCLE CORPORATION
BALANCE SHEETS

	November 30,	August 31,
	2009	2009
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$408,283	$705,083
Marketable securities	3,010,473	3,002,208
Trade accounts receivable	66,385	63,394
Prepaid expenses	138,912	154,928
Current portion of construction proceeds receivable	64,783	64,783

Total current assets	3,688,836	3,990,396

Investments in water and water systems, net	103,068,708	103,159,632

Construction proceeds receivable, less current portion	400,843	414,494
Notes receviable — related parties:
Rangeview Metropolitan District, including accrued interest	510,797	507,795
Well Enhancement and Recovery Systems, LLC	1,998	2,171
Property and equipment, net	14,484	16,593

Total assets	$107,685,666	$108,091,081

LIABILITIES:
Current liabilities:
Accounts payable	$13,907	$22,216
Accrued liabilities	51,018	60,080
Deferred revenues	55,800	55,800

Total current liabilities	120,725	138,096

Deferred revenues, less current portion	1,432,157	1,446,108
Participating Interests in Export Water Supply	1,216,005	1,216,360
Tap Participation Fee payable to HP A&M, net of $54.7 million and $55.6 million discount	58,405,329	57,521,329

Total liabilities	61,174,216	60,321,893

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B — par value $.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 20,206,566 shares outstanding	67,360	67,360
Additional paid-in capital	92,276,568	92,253,916
Accumulated comprehensive income	2,283	3,986
Accumulated deficit	(45,835,194)	(44,556,507)

Total shareholders’ equity	46,511,450	47,769,188

Total liabilities and shareholders’ equity	$107,685,666	$108,091,081

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended November 30,
	2009	2008
Revenues:
Metered water usage	$28,878	$33,147
Wastewater treatment fees	16,744	16,744
Recognition of deferred revenues:
Special facility funding	10,377	10,377
Water tap fees	3,574	3,574

Total revenues	59,573	63,842

Expenses:
Water service operations	(14,761)	(18,871)
Wastewater service operations	(5,629)	(5,493)
Depletion and depreciation	(22,104)	(22,139)

Total cost of revenues	(42,494)	(46,503)

Gross margin	17,079	17,339

General and administrative expenses	(357,410)	(531,305)
Depreciation	(74,729)	(72,612)

Operating loss	(415,060)	(586,578)

Other income (expense):
Interest income	20,651	35,282
Land use payment	—	5,000
Share of losses of Well Enhancement and Recovery Systems, LLC	(278)	(2,759)
Interest imputed on the Tap Participation Fee payable to HP A&M	(884,000)	(1,163,000)

Net loss	$(1,278,687)	$(1,712,055)

Net loss per common share — basic and diluted	$(0.06)	$(0.08)

Weighted average common shares outstanding — basic and diluted	20,206,566	20,206,566

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended November 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,278,687)	$(1,712,055)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest on Tap Participation Fee payable to HP A&M	884,000	1,163,000
Depreciation, depletion and other non-cash items	97,498	95,357
Stock-based compensation expense included with general and administrative expenses	22,652	79,202
Share of losses of Well Enhancement and Recovery Systems, LLC	278	2,759
Interest added to construction proceeds receivable	(6,898)	(7,691)
Interest added to notes receivable — related parties:
Rangeview Metropolitan District	(3,002)	(3,907)
Well Enhancement and Recovery Systems, LLC	(105)	(40)
Changes in operating assets and liabilities:
Trade accounts receivable	(2,991)	24,792
Interest receivable and prepaid expenses	16,016	(55,651)
Accounts payable and accrued liabilities	(17,371)	3,702
Deferred revenues	(13,951)	(13,950)

Net cash used by operating activities	(302,561)	(424,482)

Cash flows from investing activities:
Investments in water and water systems	(3,801)	(21,065)
Purchase of marketable securities	(9,968)	—
Purchase of property and equipment	—	(12,703)
Issuance of note to Well Enhancement and Recovery Systems LLC	—	(7,000)

Net cash used by investing activities	(13,769)	(40,768)

Cash flows from financing activities:
Arapahoe County construction proceeds	20,549	20,549
Payments to contingent liability holders	(1,019)	(931)

Net cash provided by financing activities	19,530	19,618

Net change in cash and cash equivalents	(296,800)	(445,632)
Cash and cash equivalents — beginning of year	705,083	5,238,973

Cash and cash equivalents — end of year	$408,283	$4,793,341

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009
NOTE 1 — PRESENTATION OF INTERIM INFORMATION
The November 30, 2009 balance sheet, the statements of operations for the three months ended November 30, 2009 and 2008, and the statements of cash flows for the three months ended November 30, 2009 and 2008, respectively, have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at November 30, 2009, and for all periods presented have been made appropriately.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2008. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.
The August 31, 2009 balance sheet was taken directly from the Company’s audited financial statements.
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
Marketable Securities
At November 30, 2009 and August 31, 2009, the Company’s marketable securities were comprised entirely of certificates of deposit maintained at various financial institutions, each of which have invested balances below federally insured limits and pay interest at stated rates through maturity. None of the Company’s certificates of deposit had unrealized losses at November 30, 2009 or August 31, 2009. The certificates mature at various dates through February 2011; however, these securities represent temporary investments and it is management’s intent to hold these securities available for current operations and not hold them until maturity, therefore they are classified as available-for-sale securities and are recorded at fair value. The Company has no investments in equity instruments.
The Company’s marketable securities are recorded as available-for-sale and therefore any unrecognized changes in the fair value of these marketable securities is included as a component of accumulated comprehensive income (loss).
There were no gross realized gains or losses recorded during the three months ended November 30, 2009 or 2008.
Tap Participation Fee payable to HP A&M
Pursuant to the Asset Purchase Agreement (the “Arkansas River Agreement”) dated August 31, 2006, the Company granted High Plains A&M, LLC (“HP A&M”) the right to receive ten percent (10%) of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 40,000 water taps sold by the Company from and after the date of the Arkansas River Agreement (the “Tap Participation Fee”). The 40,000 figure was reduced to 39,470 at the August 31, 2006 closing date because HP A&M sold certain assets and properties not related to the FLCC shares which were subject to the Arkansas River Agreement and were available for credit against the Tap Participation Fee. The 39,470 figure was reduced to 38,965 during the fiscal year ended August 31, 2007, when the Company sold 509 Lower Arkansas Water Management Association (“LAWMA”) shares for approximately $849,700 (as described in Note 4 to the Company’s 2009 Annual Report on Form 10-K). Pursuant to the Arkansas River Agreement, 100% of the proceeds from the sale of the LAWMA shares were required to be paid to HP A&M, which resulted in a credit to the Tap Participation Fee equivalent to the sale of 505 water taps. The 38,965 figure was reduced to 38,937 taps as a result of the sale of non-irrigated land during the fiscal year ended August 31, 2009 (as described in Note 4 to the Company’s 2009 Annual Report on Form 10-K).

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009
The Tap Participation Fee is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the three months ended November 30, 2009 or 2008.
The Tap Participation Fee was initially valued at approximately $45.6 million at the acquisition date using a discounted cash flow analysis of the projected future payments to HP A&M. The $58.4 million balance at November 30, 2009, includes approximately $13.7 million of imputed interest, recorded using the effective interest method. The Company estimates the value of the Tap Participation Fee by projecting new home development in the Company’s targeted service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver, Colorado metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver, Colorado metropolitan area. This development pattern was then applied to estimated future water tap fees calculated using historical water tap fees. Based on the weak new home construction market in the Denver metropolitan area, the Company updated its estimated discounted cash flow analysis as of February 28, 2009. There have been no significant changes in the assumptions since February 28, 2009, therefore, no change in the Tap Participation Fee was determined necessary after that date.
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
The Company imputes interest expense on the unpaid Tap Participation Fee using the effective interest method over the estimated development period utilized in the valuation of the liability. The Company imputed interest of approximately $884,000 and $1.2 million during the three months ended November 30, 2009 and 2008, respectively.
After August 31, 2011, under circumstances defined in the Arkansas River Agreement, the Tap Participation Fee can increase to 20% of the Company’s water tap fees and the number of water taps subject to the Tap Participation Fee would be correspondingly reduced by half. Payment of the Tap Participation Fee may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.
Revenue Recognition
The Company’s revenue recognition policies have not changed since August 31, 2009, and therefore are more fully described in Note 2 to the financial statements contained in the Company’s 2009 Annual Report on Form 10-K.
The Company recognized approximately $3,600 of water tap fee revenues during each of the three month periods ended November 30, 2009 and 2008, related to the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”) entered into in August 2005. The Company began recognizing the water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the Company’s 2009 Annual Report on Form 10-K) in its fiscal 2006. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the Comprehensive Amendment Agreement No. 1 (the “CAA”) as further described in Note 6 below.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009
The Company recognized approximately $10,400 of “Special Facilities” (defined in the Company’s 2009 Annual Report on Form 10-K) funding as revenue during each of the three month periods ended November 30, 2009 and 2008. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 4 to the Company’s financial statements contained in the Company’s 2009 Annual Report on Form 10-K.
As of November 30, 2009, the Company has deferred recognition of approximately $1.5 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.
Royalty and other obligations
Revenues from the sale of “Export Water” (which is defined in the Company’s 2009 Annual Report on form 10-K) are shown net of royalties payable to the Land Board. Revenues from the sale of water on the Lowry Range Property are shown net of the royalties to the Land Board and the fees retained by the Rangeview Metropolitan District (the “District”).
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
Share-based Compensation
The Company maintains a stock option plan for the benefit of its employees and directors. The Company records share-based compensation costs which are measured at the grant date based on the fair value of the award and are recognized as expense over the applicable vesting period of the stock award using the straight-line method. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options has no impact on the income tax provisions.
The Company recognized approximately $22,700 and $79,200 of share-based compensation expenses during the three months ended November 30, 2009 and 2008, respectively.
Income taxes
The Company follows a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company does not have any significant unrecognized tax benefits or liabilities.
The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2006 through fiscal 2009. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At November 30, 2009, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended November 30, 2009 or 2008.
Recently Issued Accounting Pronouncements
The Company continually assesses new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. New pronouncements assessed by the Company recently are discussed below:
In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. The Company adopted the new standards effective September 1, 2009, which did not have a material effect on the Company’s financial position, results of operations or cash flows.
In October 2008, the FASB issued new accounting and reporting standards to clarify the application of fair value in inactive markets and allow for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The new guidance has an immediate effective date, including prior periods for which financial statements have not been issued. The objectives of fair value accounting have not changed and the determination of fair value continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of the new standards did not have a material effect on the Company’s financial position, results of operations or cash flows.
In June 2009, the FASB issued the Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental GAAP. The Codification did not change GAAP but reorganized the literature. The Company adopted the Codification standards effective September 1, 2009, which did not have a material effect on the Company’s financial position, results of operations or cash flows.
In June 2009, the FASB issued new accounting and reporting standards to improve financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (“Interpretation 46(R)”) as a result of the elimination of the qualifying special-purpose entity concept and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under Interpretation 46(R) do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The new guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (September 1, 2010 for the Company), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of this guidance will have on its financial statements.
NOTE 2 — FAIR VALUE MEASUREMENTS
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
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had none of these instruments at November 30, 2009.
Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. The Company had one Level 2 asset at November 30, 2009.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at November 30, 2009, the “Tap Participation Fee” liability, which is described in greater detail in Note 1 above.
The Company maintains policies and procedures to value instruments using the best and most relevant data available.
The Company applied the new accounting guidance issued by the FASB for all non-financial assets and liabilities measured at fair value on a non-recurring basis at September 1, 2009. The Company’s non-financial assets measured at fair value on a non-recurring basis consists entirely of its investments in water and water systems and other long-lived assets. Since the Company performed its annual impairment analyses of its long-lived assets as of August 31, 2009, (with no indicators of impairment) and since no impairment trigger event occurred during the first quarter of fiscal 2010, the adoption of the new FASB standard for non-financial assets and liabilities measured at fair value on a non-recurring basis did not have an impact on the Company’s financial position, results of operations or cash flows.
Level 2 Asset — Marketable Securities Measured on a Recurring Basis
The Company’s marketable securities are the Company’s only financial assets measured on a recurring basis. The fair values of the marketable securities are based on the values reported by the financial institutions where the funds are held. These securities include only federally insured certificates of deposit.
Level 3 Liability — Tap Participation Fee Payable to HP A&M
The Company’s Tap Participation Fee liability is the Company’s only financial liability measured on a non-recurring basis. As further described in Note 1 above, the Tap Participation Fee liability is valued by projecting new home development in the Company’s targeted service area over an estimated development period.
The following table provides information on the assets and liabilities measured at fair value as of November 30, 2009.

Fair Value Measurement Using:
			Quoted Prices	Significant
			in Active	Other	Significant	Total
			Markets for	Observable	Unobservable	Unrealized
			Identical Assets	Inputs	Inputs	Gains and
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses
Marketable securities	$3,010,473	$3,010,473	$—	$3,010,473	$—	$2,283
Tap Participation Fee liability	$58,405,329	$58,405,329	$—	$—	$58,405,329	$—
Although not required, the Company deems the following table, which presents the changes in the Tap Participation Fee for the three months ended November 30, 2009, to be helpful to the users of its financial statements.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009

	Fair Value Measurement at November 30 using Significant
	Unobservable Inputs (Level 3)
			Discount - to be
			imputed as
	Gross Estimated	Tap Participation	interest expense
	Tap Participation	Fee Reported	in future
	Fee Liability	Liability	periods
Balance at August 31, 2009	$113,147,688	$57,521,329	$55,626,359
Total gains and losses (realized and unrealized):
Imputed interest recorded as “Other Expense”	—	884,000	(884,000)
Increase in estimated value (to be realized in future periods)	—	—	—
Purchases, sales, issuances, payments, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance at November 30, 2009	$113,147,688	$58,405,329	$54,742,359

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
NOTE 3 — INVESTMENTS IN WATER AND WATER SYSTEMS
The Company’s investments in water and water systems consist of the following:

	November 30, 2009		August 31, 2009
	(unaudited)
		Accumulated		Accumulated
		Depreciation		Depreciation
	Costs	and Depletion	Costs	and Depletion
Arkansas River Valley assets	$81,241,428	$(893,797)	$81,241,428	$(823,660)
Rangeview water supply	14,271,786	(5,632)	14,271,786	(5,544)
Rangeview water system	167,720	(53,276)	167,720	(51,978)
Paradise water supply	5,536,420	—	5,532,619	—
Fairgrounds water and water system	2,899,863	(292,334)	2,899,863	(270,317)
Sky Ranch water supply	100,000	—	100,000	—
LAWMA Shares	77,940	—	77,940	—
Water supply — other	23,713	(5,123)	23,713	(3,938)

Totals	104,318,870	(1,250,162)	104,315,069	(1,155,437)

Net investments in water and water systems	$103,068,708		$103,159,632

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009
The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 to the financial statements contained in the Company’s 2009 Annual Report on Form 10-K. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three months ended November 30, 2009.
Depletion and Depreciation
The Company recorded approximately $100 and $120 of depletion charges during the three months ended November 30, 2009 and 2008, respectively. This related entirely to the use of the Rangeview Water Supply. No depletion is taken against the Arkansas River water, the Paradise Water Supply or Sky Ranch Water Supply because these assets have not been placed into service as of November 30, 2009.
The Company recorded approximately $96,700 and $94,600 of depreciation expense during the three months ended November 30, 2009 and 2008, respectively.
NOTE 4 — HP A&M PROMISSORY NOTES
Certain of the properties the Company acquired from HP A&M are subject to outstanding promissory notes with principal and accrued interest totaling approximately $12.0 million at November 30, 2009 and August 31, 2009. Additional information regarding these promissory notes, the circumstances under which the Company would be required to make payments pursuant to these notes and the accounting treatment of these notes is more fully described in Note 8 to the financial statements contained in the Company’s 2009 Annual Report on Form 10-K.
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
The Company uses the equity method to account for its investment in Well Enhancement LLC. As of November 30, 2009, as a result of the recognition of the Company’s 1/3 share of the losses of Well Enhancement LLC, the Company’s Investment in Well Enhancement and Recovery Systems, LLC account on its balance sheet has been reduced to zero. However, once the investment account was reduced to zero, the Company began recording its share of Well Enhancement LLC’s losses against the note receivable from Well Enhancement LLC described below. The investment account and the receivable account on the Company’s balance sheet include $87,000 of capital contributions made to date, the $7,000 loan with accrued interest of $460 and the Company’s 1/3 share of the approximately $277,000 of net losses of Well Enhancement LLC from inception through November 30, 2009.
For the three months ended November 30, 2009 and 2008, the Company recorded approximately $280 and $2,800, respectively, of its share of Well Enhancement LLC’s losses. The net losses are primarily a result of research and development costs and professional fees associated with the design and patent application process of the well enhancement tool. During the three months ended November 30, 2008, as a result of the recognition of the Company’s 1/3rd share of the losses of Well Enhancement LLC, the Company’s Investment in Well Enhancement and Recovery Systems, LLC account on its balance sheet had been reduced to zero. Because of this, the Company ceased recognizing its share of Well Enhancement LLC’s losses until the Company made an additional contribution to Well Enhancement LLC. Therefore, the Company did not recognize approximately $3,200 of Well Enhancement LLC’s losses for the three months ended November 30, 2008.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009
As of November 30, 2009, Well Enhancement LLC’s assets and liabilities consisted of the following approximate amounts:
Well Enhancement LLC Assets and Liabilities

Cash	$4,200
Accrued professional fees	$1,800
Notes payable — related parties, including accrued interest	$21,600
On October 27, 2008, the Company loaned Well Enhancement LLC $7,000 for use in its operations. The note receivable from Well Enhancement LLC carries simple interest at six percent (6%) per annum, and matures on October 27, 2011, with no payments due until maturity.
NOTE 6 — PARTICIPATING INTERESTS IN EXPORT WATER
The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990’s. The acquisition was consummated with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of approximately $11.1 million, which represents the cash the Company received and used to purchase its Export Water. In return, the Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability was not reflected on the Company’s balance sheet because the obligation to pay this is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.
The CAA obligation is non-interest bearing, and if the Export Water is not sold, the parties to the CAA have no recourse against the Company. If the Company does not sell the Export Water, the holders of the Series B Preferred Stock are also not entitled to payment of any dividend and have no contractual recourse against the Company.
As the proceeds from the sale of Export Water are received and the amounts are remitted to the external CAA holders, the Company allocates a ratable percentage of this payment to the principal portion (the Participating Interests in Export Water Supply liability account) with the balance of the payment being charged to the contingent obligation portion. Because the original recorded liability, which was $11.1 million, was approximately 35% of the original total liability of $31.8 million, 35% of each payment remitted to the CAA holders is allocated to the recorded liability account. The remaining portion of each payment, approximately 65%, is allocated to the contingent obligation, which is recorded on a net revenue basis.
As a result of the CAA acquisitions, and sales of Export Water, as detailed in the table below, the total remaining potential third party obligation as of November 30, 2009 is approximately $3.5 million:

	Export Water	Initial Export	Total Potential	Paticipating
	Proceeds	Water Proceeds	Third party	Interests
	Received	to Pure Cycle	Obligation	Liability	Contingency
Original balances	$—	$218,500	$31,807,732	$11,090,630	$20,717,102
Activity from inception until August 31, 2009:
Acquisitions	—	28,077,500	(28,077,500)	(9,789,983)	(18,287,517)
Option payments — Sky Ranch and The Hills at Sky Ranch	110,400	(42,280)	(68,120)	(23,754)	(44,366)
Arapahoe County tap fees *	532,968	(373,078)	(159,890)	(55,754)	(104,136)
Export Water sale payments	45,662	(31,964)	(13,699)	(4,779)	(8,920)

Balance at August 31, 2009	689,030	27,848,678	3,488,523	1,216,360	2,272,163
Fiscal 2010 activity (unaudited):
Export Water sale payments	3,398	(2,379)	(1,019)	(355)	(664)

Balance at November 30, 2009	$692,428	$27,846,299	$3,487,504	$1,216,005	$2,271,499

*	The Arapahoe County tap fees are less the $34,522 royalty payment to the Land Board.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009
The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first three payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive approximately $5.1 million of the first priority payout (the remaining entire first priority payout totals approximately $7.3 million as of November 30, 2009).
NOTE 7 — SHAREHOLDERS’ EQUITY
The Company maintains the 2004 Incentive Plan (the “Equity Plan”), which was approved by stockholders in April 2004. Executives, eligible employees and non-employee directors are eligible to receive options and stock grants pursuant to the Equity Plan. Pursuant to the Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. As of November 30, 2009, the Company has approximately 1,315,800 common shares that can be granted to eligible participants pursuant to the Equity Plan.
Because there were no options exercised, granted or vested during the three months ended November 30, 2009, the Company has omitted the stock option activity tables as there were no material changes from the tables presented in Note 9 to the financial statements included with the Company’s 2009 Annual Report on Form 10-K. The intrinsic value of options fully vested and expected to vest, as well as the weighted average remaining contractual terms of the fully vested options and options expected to vest as of November 30, 2009, did not change significantly from August 31, 2009. Stock-based compensation expense for the three months ended November 30, 2009 and 2008, was approximately $22,700 and $79,200, respectively.
At November 30, 2009, the Company has unrecognized expenses relating to non-vested options that are expected to vest totaling approximately $166,400, which have a weighted average life of approximately two years. The Company has not recorded any excess tax benefits to additional paid in capital.
NOTE 8 — RELATED PARTY TRANSACTIONS
In 1995, the Company extended a loan to the District. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at November 30, 2009) and matures on December 31, 2010. The approximately $510,800 balance of the note receivable at November 30, 2009 includes principal borrowings of approximately $229,300 and accrued interest of approximately $281,500. The approximately $507,800 balance of the note receivable at August 31, 2009 includes borrowings of approximately $229,300 and accrued interest of approximately $278,500.
NOTE 9 — SIGNIFICANT CUSTOMERS
The Company had accounts receivable from two customers totaling the following approximate amounts:

	Accounts Receivable
	As of November 30, 2009		As of August 31, 2009
	(unaudited)
		% of Total		% of Total
	Receivable	Accounts	Receivable	Accounts
	Balance	Receivable	Balance	Receivable
Ridgeview Youth Services Center	$58,900	89%	$51,800	73%
Schmidt Aggregates	2,800	4%	4,700	7%

Combined	$61,700	93%	$56,500	79%

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2009
The Company earned revenues from two customers totaling the following approximate amounts:

	Water and Wastewater Revenues
	(unaudited)
	Three Months Ended November 30,
	2009		2008
		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues
Ridgeview Youth Services Center	$38,300	64%	$39,300	62%
Schmidt Aggregates	2,800	5%	5,400	8%

Combined	$41,100	69%	$44,700	70%

NOTE 10 — SUBSEQUENT EVENTS
For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending November 30, 2009, subsequent events were evaluated by the Company through January 8, 2010, the date on which the financial statements at and for the three months ended November 30, 2009, were issued.
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
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition and should be read in conjunction with the accompanying financial statements and the notes thereto and the financial statements and the notes thereto contained in our 2009 Annual Report on Form 10-K. This overview summarizes the MD&A, which includes the following sections:
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

We did not sell any water taps or wastewater taps during the three months ended November 30, 2009 and 2008. We received approximately $28,900 and $33,100 from the sale of water during the three months ended November 30, 2009 and 2008, respectively. We received approximately $16,700 from monthly wastewater service fees during both three month periods presented. Currently all monthly water and wastewater fees are generated utilizing our “Rangeview Water Supply” (defined in our 2009 Annual Report on Form 10-K). See Critical Accounting Policies below regarding our revenue recognition policies for tap fees and construction fees.
Results of Operations
Executive Summary
The results of our operations for the three months ended November 30, 2009 and 2008 are as follows:
Summary Table 1

	Three Months Ended November 30:
	2009	2008	$ Change	% Change
Millions of gallons of water delivered	5.8	8.1	(2.3)	-28%
Water revenues generated	$28,900	$33,100	$(4,200)	-13%
Operating costs to deliver water (excluding depreciation and depletion)	$14,800	$18,900	$(4,100)	-22%
Water delivery gross margin %	49%	43%

Wastewater treatment revenues	$16,700	$16,700	$—	0%
Operating costs to treat wastewater	$5,600	$5,500	$100	2%
Wastewater treatment gross margin %	66%	67%

General and administrative expenses	$357,400	$531,300	$(173,900)	-33%

Net losses	$1,278,700	$1,712,100	$(433,400)	-25%
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
Comparison of usage fees and gross margins
Water deliveries for the three months ended November 30, 2009, decreased 28%, over the comparable period in 2008. This was mainly attributable to decreased water usage at our largest customer due to a reduction in funding experienced by the customer as a result of the economy, which resulted in the closing of certain dormitories resulting in reduced water usage.
As a result of the decreased usage we reduced the use of our wells and this reduced our energy usage which resulted in an increase in the water operating gross margin for the three months ended November 30, 2009 of approximately 6%.
Wastewater revenues remain unchanged from 2008 to 2009 and the wastewater operating gross margin for the three months ended November 30, 2009 was comparable with the three months ended November 30, 2008.

Tap Fees
We recognized approximately $3,600 of water tap fee revenues during each of the three month periods ended November 30, 2009 and 2008, related to the Agreement for Water Service (the “County Agreement”) with Arapahoe County (the “County”). In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we began recognizing the water tap fees as revenue ratably over the estimated service period upon completion of the Wholesale Facilities in fiscal 2006. The water tap fees to be recognized over this period are net of the royalty payments to the State Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the Comprehensive Amendment Agreement No. 1 (the “CAA”) as further described in Note 6 to the accompanying financial statements.
We recognized approximately $10,400 of “Special Facilities” funding as revenue during each of the three month periods ended November 30, 2009 and 2008. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 4 to the financial statements contained in our 2009 Annual Report on Form 10-K.
As of November 30, 2009, we have deferred recognition of approximately $1.5 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.
General and Administrative Expenses
General and administrative expenses for the three months ended November 30, 2009 decreased approximately 33% over the comparable period in 2008. The decrease was a result of our cost reduction efforts in response to the economy and the delay in the development of the Lowry Range as a result of the developer’s withdrawal from its development agreement with the Land Board in January 2009.
Our general and administrative expenses for the three months ended November 30, 2009 and 2008, respectively, are comprised of approximately:
•
Salary and related expenses (including share-based compensation expenses) were $143,800 and $199,500, respectively. The 28% decrease is a result of the reduced stock-based compensation expense due to the lower stock price resulting in a lower fair value per option share. Salary and related expenses (excluding share-based compensation expenses) were $121,200 and $120,300, respectively, were consistent period over period.

•
Fort Lyon Canal Company (“FLCC”) water assessment fees were $102,800 and $91,500, respectively. The 12% increase is a result of project water purchased by the FLCC during our fiscal 2009, which was offset by a reduction in the per share fees charged by the FLCC. In December 2009, the FLCC shareholders approved a $1.00 per share increase in the fees which will result in an increase of our fees of approximately $21,600 per year. The calendar 2010 FLCC fee will be $15.50 per share.

•
Professional fees were $28,800 and $126,300, respectively. The 77% reduction in professional fees was due to our cost reduction efforts in light of the withdrawal of the developer from the Lowry Range in January 2009, which resulted in a delay in the development at the Lowry Range.

•	Consulting fees were $12,500 and $33,500, respectively. This 63% reduction is consistent with the reduction in professional fees.
Other Income and Expenses
Interest income totaled approximately $20,700 and $35,300 for the three months ended November 30, 2009 and 2008, respectively. This represents interest earned on the temporary investment of capital, interest accrued on our notes receivable from related parties and interest accrued on the construction proceeds receivable from Arapahoe County. The decrease is due to the continued decline in interest rates both on our invested capital and for the notes receivable from related parties. Our temporary investments were invested in overnight money market funds related to treasury obligations until March 2009 when we transferred approximately $3.0 million into federally insured certificates of deposit with scheduled maturities and set interest rates which are not subject to market risk. Our certificates of deposit are held by various financial institutions in amounts less than federally insured limits.

Imputed interest expense related to the Tap Participation Fee payable to High Plains A&M, LLC (“HP A&M”) (as defined in the Liquidity and Capital Resources section below) totaled approximately $884,000 and $1.2 million for the three months ended November 30, 2009 and 2008, respectively. This represents the expensed portion of the difference between the estimated fair value of the liability and the net present value of the liability recognized under the effective interest method. See also Note 1 to the accompanying financial statements for discussion on the revaluation of the Tap Participation Fee and its impact to the three months ended November 30, 2009 financial statements.
Net losses for the three months ended November 30, 2009 decreased approximately 25% over the comparable period in 2008. The decrease is attributable to the changes in the operating items described above.
Liquidity and Capital Resources
At November 30, 2009, our working capital, defined as current assets less current liabilities, was approximately $3.6 million, approximately $3.4 million of which consisted of cash and cash equivalents and marketable securities. We also have an effective shelf registration statement pursuant to which we may elect to sell up to another $5.7 million of stock at any time and from time to time. We believe that at November 30, 2009, we have sufficient working capital to fund our operations for the next fiscal year. However, there can be no assurance that we will be successful in marketing the water from our primary water projects in the near term. In order to generate working capital to support our operations, we may incur additional short or long-term debt or seek to sell additional equity securities.
Development of the water that we own, have rights to use, or may seek to acquire, will require substantial capital investments. We anticipate that capital required for the development of the water and wastewater systems will be financed through the sale of water taps to developers. A water tap fee refers to a charge we impose to fund construction of “Wholesale Facilities” (“Wholesale Facilities” are further defined in our 2009 Annual Report on Form 10-K) and permit access to our water delivery system. We anticipate tap fees will be sufficient to generate funds with which we can design and construct the necessary Wholesale Facilities. However, once we receive tap fees from a developer, we are contractually obligated to construct the Wholesale Facilities for the taps paid for, even if our costs are not covered by the fees we receive. We cannot assure you that these sources of cash will be sufficient to cover all our capital costs, in which case we would need to seek additional financing.
On a monthly basis, water customers are charged a flat base fee and usage fees, generally charged per 1,000 gallons of water delivered to the customer, and wastewater customers are charged flat monthly service fees. These fees are used to fund on-going operational expenses, including general and administrative expenses.
As further described in our 2009 Annual Report on Form 10-K, Critical Accounting Policies below and Note 1 to the accompanying financial statements, pursuant to the Arkansas River Agreement we agreed to pay HP A&M 10% of our water tap fees received on the sale of the next 40,000 water taps we sell from and after the date of the Arkansas River Agreement (the “Tap Participation Fee”). As of November 30, 2009, we have estimated the value of the Tap Participation Fee payable to HP A&M at approximately $113.1 million. The balance reflected on the accompanying balance sheet of approximately $58.4 million excludes the discount of $54.7 million based on a discounted cash flow valuation analysis, which was originally prepared at August 31, 2006, and was updated as of February 28, 2009 (no update was deemed necessary at November 30, 2009). See Note 1 in the accompanying financial statements for the impact of the revaluation. The actual amount to be paid will inevitably be different from our estimates. Tap participation payments are not payable to HP A&M until we receive water tap fee payments. We did not sell any taps and did not make any Tap Participation Fee payments during the three months ended November 30, 2009. There remain 38,937 taps subject to the Tap Participation Fee as of November 30, 2009.
We are obligated to pay annual water assessment charges to various canal systems, which are fees assessed to the canal shareholders for the upkeep and maintenance of the canal — the agricultural delivery canals for our Arkansas River water. The majority of the payments are paid to the FLCC, which are made in three payments each calendar year. In December 2009, the board of the FLCC approved an increase to the calendar 2010 assessments from $14.50 per share to $15.50 per share, which equates to an increase in our water assessments from approximately $314,000 per year to approximately $335,000 per year.
Operating Activities
Operating activities include revenues we receive from the provision of water and wastewater services to our customers, costs incurred in the delivery of those services, general and administrative expenses, and depletion/depreciation expenses.

Cash used by operating activities was approximately $302,600 and $424,500 for the three months ended November 30, 2009 and 2008, respectively. Cash used by operations decreased approximately $121,900 or 29%, period over period mainly due to the decreases in our G&A expenses as noted above, offset by decreased interest income as described above.
We incurred approximately $97,500 and $95,400 of depreciation, depletion and other non-cash charges during the three months ended November 30, 2009 and 2008, respectively, which is a change of less than 5%.
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
Investing activities used approximately $13,800 during the three months ended November 30, 2009, predominately for the purchase of marketable securities, approximately $10,000, and investments in water supplies and systems, approximately $3,800. Investing activities used approximately $40,800 for the three months ended November 30, 2008, predominately for investments in water supplies and systems and the acquisition of other property and equipment, $33,800, and the loaning of $7,000 to Well Enhancement and Recovery Systems, LLC.
Financing Activities
Financing activities provided approximately $19,500 during the three months ended November 30, 2009, predominately due to approximately $20,500 of construction proceed payments received from Arapahoe County, which were partially offset by payments to the CAA holders. Financing activities provided approximately $19,600 during the three months ended November 30, 2008. This was mainly due to the receipt of approximately $20,500 of construction proceed payments from Arapahoe County partially offset by payments made to the CAA holders.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist entirely of the CAA, which is more fully described in Note 6 to the financial statements contained in our 2009 Annual Report on Form 10-K, and in Note 6 to the accompanying financial statements.
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
Revenue Recognition
Our revenues consist mainly of tap fees and monthly service fees. As further described in Note 2 to the financial statements in our 2009 Annual Report on Form 10-K, proceeds from tap sales are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. When we construct infrastructure to be owned by the customer, we recognize tap fee revenue pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the three months ended November 30, 2009 or 2008.

Tap fees derived from agreements under which we own the infrastructure are recognized as revenue ratably over the estimated service life of the assets constructed with said fees. Although the cash will be received up-front and most construction will be completed within one year of receipt of the proceeds, revenue recognition may occur over 30 years or more. Management is required to estimate the service life, and currently the service life is based on the estimated useful accounting life of the assets constructed with the tap fees. The useful accounting life of the asset is based on management’s estimation of an accounting based useful life and may not have any correlation to the actual life of the asset or the actual service life of the tap. This is deemed a reasonable recognition life of the revenues because the depreciation of the assets constructed generating those revenues will be matched with the revenues.
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
Our water assets will be utilized in the provision of water services which inevitably will encompass many housing and economic cycles. Our service capacities are quantitatively estimated based on an average single family home utilizing .4 acre-feet of water per year. Our water supplies are legally decreed to us through the Colorado Water Court. The Colorado Water Court decree allocates a specific amount of water (subject to continued beneficial use) which historically has not changed. Thus, individual housing and economic cycles typically do not have an impact on the number of connections we can serve or the amount of water legally decreed to us.
We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.
Our Front Range and Arkansas River Water Rights
We determine the undiscounted cash flows for our Denver based assets and the Arkansas River Valley assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs, inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2009, and determined that our Rangeview and Arkansas River water assets were not impaired and their costs were deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g. Sky Ranch and the Lowry Range) as well as in surrounding areas including the Front Range and the I-70 corridor. We estimate that we have the ability to provide water services to approximately 180,000 SFE’s using our combined Front Range and Arkansas River water assets which have a carrying value of approximately $97.5 million as of November 30, 2009. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $22,500 and estimated gross margins, we estimate that we would need to add approximately 8,000 new water connections (requiring approximately 4.8% of our portfolio) to generate net revenues sufficient to recover the costs of our Front Range and Arkansas River water assets. If tap fees increase 5%, we would need to add approximately 7,600 new water taps (requiring approximately 4.6% of our portfolio) to recover the costs of our Front Range and Arkansas River water assets. If tap fees decrease 5%, we would need to add approximately 8,400 new water taps (requiring approximately 5.0% of our portfolio) to recover the costs of our Front Range and Arkansas River water assets.
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
Tap Participation Fee
On August 31, 2006, we acquired 60,000 acre-feet of Arkansas River water along with approximately 17,500 acres of real property and other associated rights from HP A&M. Along with common stock issued to HP A&M, we agreed to pay HP A&M 10% (this may increase to 20% under circumstances described in Note 8 to the 2009 Annual Report on Form 10-K) of our tap fees on the sale of the next 40,000 water taps we sell from and after the date of the Arkansas River Agreement, of which 38,937 water taps remain to be paid as of November 30, 2009. The Tap Participation Fee is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased in the HP A&M acquisition. The Tap Participation Fee liability is valued by estimating new home development in our service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver metropolitan area. This development pattern was then applied to estimated future water tap fees determined by using historical water tap fee trends. Based on updated new home activity in the Denver metropolitan area, we updated the estimated discounted cash flow analysis as of February 28, 2009. Due to a lack of significant changes, no such update was deemed necessary as of November 30, 2009. Actual new home development in our service area and actual future tap fees inevitably will vary significantly from our estimates which could have a material impact on our financial statements as well as our results of operations. An important component in our estimate of the value of the Tap Participation Fee, which is based on historical trends, is that we reasonably expect water tap fees to continue to increase in the coming years. Tap fees are a market based pricing metric which in part demonstrates the increasing costs to acquire and develop new water supplies. It is thus a market metric which in part demonstrates the increasing value of our water assets. We continue to assess the value of the Tap Participation Fee liability and update its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee.
Obligations Payable by HP A&M
Certain of the properties we acquired pursuant to the Arkansas River Agreement are subject to outstanding promissory notes with principal and accrued interest totaling approximately $12.0 million at November 30, 2009. These notes are secured by deeds of trust on the properties. We did not assume any of these promissory notes and are not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. However, in the event of default by HP A&M, we may make payments on any or all of the notes and cure any or all defaults. If we do not cure the defaults, we will lose the properties securing the defaulted notes and the water rights associated with said properties. If HP A&M defaults on any of the promissory notes, we can foreclose on a defined amount of Pure Cycle stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Although the likelihood of HP A&M defaulting on the notes is deemed remote, which is the primary reason these notes are not reflected on our balance sheet, we continue to monitor the status of the notes for any indications of default. We are not aware of any defaults by HP A&M as of November 30, 2009.

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
Interest Rates
The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of November 30, 2009, the majority of our capital is invested in certificates of deposit with stated maturities and locked interest rates and therefore not subject to interest rate fluctuations. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedure
We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of November 30, 2009, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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

January 8, 2010