Form 10-Q
period 2010-02-28
PURE CYCLE CORP
filed 2010-04-09
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2010
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 7, 2010:

Common stock, 1/3 of $.01 par value	20,206,566

(Class)	(Number of Shares)

PURE CYCLE CORPORATION
INDEX TO FEBRUARY 28, 2010 FORM 10-Q

PURE CYCLE CORPORATION
BALANCE SHEETS

	February 28,	August 31,
	2010	2009
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$893,211	$705,083
Marketable securities	2,014,501	3,002,208
Trade accounts receivable	70,746	63,394
Prepaid expenses	196,551	154,928
Current portion of construction proceeds receivable	64,783	64,783

Total current assets	3,239,792	3,990,396

Investments in water and water systems, net	102,980,226	103,159,632

Construction proceeds receivable, less current portion	386,985	414,494
Notes receivable — related parties, including accrued interest:
Rangeview Metropolitan District	513,765	507,795
Well Enhancement and Recovery Systems LLC	1,824	2,171
Property and equipment, net	12,608	16,593

Total assets	$107,135,200	$108,091,081

LIABILITIES:
Current liabilities:
Accounts payable	$53,608	$22,216
Accrued liabilities	74,059	60,080
Deferred revenues	55,800	55,800

Total current liabilities	183,467	138,096

Deferred revenues, less current portion	1,418,207	1,446,108
Participating Interests in Export Water Supply	1,215,699	1,216,360
Tap Participation Fee payable to HP A&M, net of $53.8 million and $55.6 million discount	59,303,329	57,521,329

Total liabilities	62,120,702	60,321,893

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B — par value $.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 20,206,566 shares outstanding	67,360	67,360
Additional paid-in capital	92,296,197	92,253,916
Accumulated comprehensive income	—	3,986
Accumulated deficit	(47,349,492)	(44,556,507)

Total shareholders’ equity	45,014,498	47,769,188

Total liabilities and shareholders’ equity	$107,135,200	$108,091,081

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended:
	February 28,
	2010	2009
Revenues:
Metered water usage	$20,517	$23,387
Wastewater treatment fees	16,744	16,744
Recognition of deferred revenues:
Special facility funding	10,377	10,377
Water tap fees	3,574	3,574

Total revenues	51,212	54,082

Cost of revenues:
Water service operations	(10,658)	(8,870)
Wastewater service operations	(4,810)	(6,125)
Depletion and depreciation	(22,050)	(22,068)

Total cost of revenues	(37,518)	(37,063)

Gross margin	13,694	17,019

Expenses:
General and administrative expenses	(582,766)	(561,085)
Depreciation	(74,561)	(72,953)

Operating loss	(643,633)	(617,019)

Other income (expense):
Interest income	16,522	22,336
Gain on sale of land	9,404	37,499
Other	1,687	599
Share of losses of Well Enhancement and Recovery Systems LLC	(278)	(3,696)
Interest imputed on the Tap Participation Fee payable to HP A&M	(898,000)	(841,000)

Net loss	$(1,514,298)	$(1,401,281)

Net loss per common share — basic and diluted	$(0.07)	$(0.07)

Weighted average common shares outstanding — basic and diluted	20,206,566	20,206,566

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended:
	February 28,
	2010	2009
Revenues:
Metered water usage	$49,395	$56,534
Wastewater treatment fees	33,488	33,488
Recognition of deferred revenues:
Special facility funding	20,754	20,754
Water tap fees	7,148	7,148

Total revenues	110,785	117,924

Cost of revenues:
Water service operations	(25,419)	(27,741)
Wastewater service operations	(10,439)	(11,618)
Depletion and depreciation	(44,154)	(44,207)

Total cost of revenues	(80,012)	(83,566)

Gross margin	30,773	34,358

Expenses:
General and administrative expenses	(940,175)	(1,092,390)
Depreciation	(149,290)	(145,565)

Operating loss	(1,058,692)	(1,203,597)

Other income (expense):
Interest income	37,173	57,618
Gain on sale of land	9,404	37,499
Land use payment	—	5,000
Other	1,687	599
Share of losses of Well Enhancement and Recovery Systems LLC	(557)	(6,455)
Interest imputed on the Tap Participation Fee payable to HP A&M	(1,782,000)	(2,004,000)

Net loss	$(2,792,985)	$(3,113,336)

Net loss per common share — basic and diluted	$(0.14)	$(0.15)

Weighted average common shares outstanding — basic and diluted	20,206,566	20,206,566

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended:
	February 28,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,792,985)	$(3,113,336)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest on Tap Participation Fee payable to HP A&M	1,782,000	2,004,000
Depreciation, depletion and other non-cash items	194,678	190,396
Stock-based compensation expense included with general and administrative expenses	42,281	153,629
Share of losses of Well Enhancement and Recovery Systems, LLC	557	6,455
Gain on sale of land	(9,404)	(37,499)
Interest added to construction proceeds receivable	(13,589)	(15,188)
Interest added to notes receivable — related parties:
Rangeview Metropolitan District	(5,970)	(6,928)
Well Enhancement and Recovery Systems, LLC	(210)	(145)
Changes in operating assets and liabilities:
Trade accounts receivable	2,648	31,249
Prepaid expenses	(41,623)	(60,242)
Accounts payable and accrued liabilities	45,371	39,046
Deferred revenues	(27,901)	(27,901)

Net cash used by operating activities	(824,147)	(836,464)

Cash flows from investing activities:
Sales and maturities of marketable securities	983,721	—
Proceeds from sale of land	—	37,499
Investments in water and water systems	(10,649)	(60,400)
Purchase of property and equipment	—	(12,703)
Issuance of note to Well Enhancement and Recovery Systems, LLC	—	(7,000)

Net cash provided (used) by investing activities	973,072	(42,604)

Cash flows from financing activities:
Arapahoe County construction proceeds	41,098	41,098
Payments to contingent liability holders	(1,895)	(1,246)
Tap Participation Fee payments to High Plains A&M	—	(37,499)

Net cash provided by financing activities	39,203	2,353

Net change in cash and cash equivalents	188,128	(876,715)
Cash and cash equivalents — beginning of year	705,083	5,238,973

Cash and cash equivalents — end of year	$893,211	$4,362,258

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
NOTE 1 — PRESENTATION OF INTERIM INFORMATION
The February 28, 2010 balance sheet, the statements of operations for the three and six months ended February 28, 2010 and 2009, and the statements of cash flows for the six months ended February 28, 2010 and 2009, respectively, have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at February 28, 2010, and for all periods presented have been made appropriately.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 2009. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year.
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
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a high quality financial institution. At various times throughout the six months ended February 28, 2010, cash deposits have exceeded federally insured limits.
Marketable Securities
At February 28, 2010 and August 31, 2009, the Company’s marketable securities were comprised entirely of certificates of deposit maintained at various financial institutions, each of which have invested balances below federally insured limits and pay interest at stated rates through maturity. None of the Company’s certificates of deposit had unrealized gains or losses at February 28, 2010 or August 31, 2009. The certificates mature at various dates through February 2011; however, these securities represent temporary investments and it is management’s intent to hold these securities available for current operations and not hold them until maturity, therefore they are classified as available-for-sale securities and are recorded at fair value. The Company has no investments in equity instruments.
The Company’s marketable securities are recorded as available-for-sale and therefore any unrecognized changes in the fair value of these marketable securities is included as a component of accumulated comprehensive income (loss).
There were no gross realized gains or losses recorded during the three or six months ended February 28, 2010 or 2009.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
Tap Participation Fee payable to HP A&M
Pursuant to the Asset Purchase Agreement (the “Arkansas River Agreement”) dated August 31, 2006, the Company granted High Plains A&M, LLC (“HP A&M”) the right to receive ten percent (10%) of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 40,000 water taps sold by the Company from and after the date of the Arkansas River Agreement (the “Tap Participation Fee”). The 40,000 figure was reduced to 39,470 at the August 31, 2006 closing date because HP A&M sold certain assets and properties which were subject to the Arkansas River Agreement and were available for credit against the Tap Participation Fee. The 39,470 figure was reduced to 38,965 during the fiscal year ended August 31, 2007, when the Company sold 509 Lower Arkansas Water Management Association (“LAWMA”) shares for approximately $849,700 (as described in Note 4 to the Company’s 2009 Annual Report on Form 10-K). Pursuant to the Arkansas River Agreement, 100% of the proceeds from the sale of the LAWMA shares were required to be paid to HP A&M, which resulted in a credit to the Tap Participation Fee equivalent to the sale of 505 water taps. The 38,965 figure was reduced by 28 water taps to 38,937 taps as a result of the sale of non-irrigated land during the fiscal year ended August 31, 2009 (as described in Note 4 to the Company’s 2009 Annual Report on Form 10-K). Pursuant to the Arkansas River Agreement, 100% of the proceeds from the sale of the non-irrigated land were required to be paid to HP A&M, which resulted in a credit to the Tap Participation Fee equivalent to the sale of 28 water taps.
The Tap Participation Fee is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the three or six months ended February 28, 2010 or 2009.
The Tap Participation Fee was initially valued at approximately $45.6 million at the acquisition date using a discounted cash flow analysis of the projected future payments to HP A&M. The $59.3 million balance at February 28, 2010, includes approximately $14.6 million of imputed interest, recorded using the effective interest method. The Company estimates the value of the Tap Participation Fee by projecting new home development in the Company’s targeted service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver, Colorado metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver, Colorado metropolitan area. This development pattern was then applied to estimated future water tap fees calculated using historical water tap fees. Based on the weak new home construction market in the Denver metropolitan area, the Company updated its estimated discounted cash flow analysis as of February 28, 2009. There have been no significant changes in the assumptions since February 28, 2009, therefore, no change in the Tap Participation Fee was determined necessary after that date.
Actual new home development in the Company’s service area and actual future tap fees inevitably will vary significantly from the Company’s estimates which could have a material impact on the Company’s financial statements as well as its results of operations. An important component in the Company’s estimate of the value of the Tap Participation Fee, which is based on historical trends, is that the Company reasonably expects water tap fees to continue to increase in the coming years. Tap fees are market based, and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees are thus partially indicative of the increasing value of the Company’s water assets. The Company continues to assess the value of the Tap Participation Fee liability and updates its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee.
The Company imputes interest expense on the unpaid Tap Participation Fee using the effective interest method over the estimated development period utilized in the valuation of the liability. The Company imputed interest of approximately $898,000 and $1.8 million during the three and six months ended February 28, 2010, respectively. The Company imputed interest of approximately $841,000 and $2.0 million during the three and six months ended February 28, 2009, respectively.
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
FEBRUARY 28, 2010
Revenue Recognition
The Company’s revenue recognition policies have not changed since August 31, 2009, and therefore are more fully described in Note 2 to the financial statements contained in the Company’s 2009 Annual Report on Form 10-K.
The Company recognized approximately $3,600 and $7,100 of water tap fee revenues during each of the three and six months ended February 28, 2010 and 2009, respectively, related to the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”) entered into in August 2005. The Company began recognizing the water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the Company’s 2009 Annual Report on Form 10-K) in its fiscal 2006. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the Comprehensive Amendment Agreement No. 1 (the “CAA”) as further described in Note 6 below.
The Company recognized approximately $10,400 and $20,800 of “Special Facilities” (defined in the Company’s 2009 Annual Report on Form 10-K) funding as revenue during each of the three and six month periods ended February 28, 2010 and 2009, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 4 to the Company’s financial statements contained in the Company’s 2009 Annual Report on Form 10-K.
As of February 28, 2010, the Company has deferred recognition of approximately $1.5 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.
Royalty and other obligations
Revenues from the sale of “Export Water” (which is defined in the Company’s 2009 Annual Report on form 10-K) are shown net of royalties payable to the Land Board. Revenues from the sale of water on the Lowry Range Property are shown net of the royalties to the Land Board and the fees retained by the Rangeview Metropolitan District (the “District”).
Water and Wastewater Systems
If costs meet the Company’s capitalization criteria, costs to construct water and wastewater systems are capitalized as incurred, including interest, and depreciated over the estimated useful lives of the water and wastewater systems. The Company capitalizes design and construction costs related to construction activities and it capitalizes certain legal, engineering and permitting costs relating to the adjudication and improvement of its water assets.
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
The Company recognized approximately $19,600 and $42,300 of share-based compensation expenses during the three and six months ended February 28, 2010, respectively. The Company recognized approximately $74,400 and $153,600 of share-based compensation expenses during the three and six months ended February 28, 2009, respectively.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
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
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At February 28, 2010, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three or six months ended February 28, 2010 or 2009.
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
In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. The standard will be effective for the Company for the fiscal year beginning September 1, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard may have on its financial statements.
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
In December 2007, the FASB issued new accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. The Company adopted the new standards effective September 1, 2009, which did not have a material effect on the Company’s financial position, results of operations or cash flows.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
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
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had none of these instruments at February 28, 2010.
Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. The Company had one Level 2 asset at February 28, 2010.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at February 28, 2010, the “Tap Participation Fee” liability, which is described in greater detail in Note 1 above.
The Company maintains policies and procedures to value instruments using the best and most relevant data available.
The Company applied the new accounting guidance issued by the FASB for all non-financial assets and liabilities measured at fair value on a non-recurring basis at September 1, 2009. The Company’s non-financial assets measured at fair value on a non-recurring basis consists entirely of its investments in water and water systems and other long-lived assets. Since the Company performed its annual impairment analyses of its long-lived assets as of August 31, 2009, (with no indicators of impairment) and since no impairment trigger event occurred during the first two quarters of fiscal 2010, the adoption of the new FASB standard for non-financial assets and liabilities measured at fair value on a non-recurring basis did not have an impact on the Company’s financial position, results of operations or cash flows.
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
The following table provides information on the assets and liabilities measured at fair value as of February 28, 2010:

Fair Value Measurement Using:
			Quoted Prices	Significant
			in Active	Other	Significant	Total
			Markets for	Observable	Unobservable	Unrealized
			Identical Assets	Inputs	Inputs	Gains and
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses
Marketable securities	$2,014,501	$2,014,501	$—	$2,014,501	$—	$—
Tap Participation Fee liability	$59,303,329	$59,303,329	$—	$—	$59,303,329	$—

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
Although not required, the Company deems the following table, which presents the changes in the Tap Participation Fee for the six months ended February 28, 2010, to be helpful to the users of its financial statements:

	Fair Value Measurement using Significant Unobservable
	Inputs (Level 3)
			Discount - to be
			imputed as
	Gross Estimated	Tap Participation	interest expense
	Tap Participation	Fee Reported	in future
	Fee Liability	Liability	periods
Balance at August 31, 2009	$113,147,688	$57,521,329	$55,626,359
Total gains and losses (realized and unrealized):
Imputed interest recorded as “Other Expense”	—	1,782,000	(1,782,000)
Increase in estimated value (to be realized in future periods)	—	—	—
Purchases, sales, issuances, payments, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance at February 28, 2010	$113,147,688	$59,303,329	$53,844,359

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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
NOTE 3 — INVESTMENTS IN WATER AND WATER SYSTEMS
The Company’s investments in water and water systems consist of the following:

	February 28, 2010		August 31, 2009
	(unaudited)
		Accumulated		Accumulated
		Depreciation		Depreciation
	Costs	and Depletion	Costs	and Depletion
Arkansas River Valley assets	$81,240,832	$(963,933)	$81,241,428	$(823,660)
Rangeview water supply	14,276,718	(5,665)	14,271,786	(5,544)
Rangeview water system	167,720	(54,575)	167,720	(51,978)
Paradise water supply	5,536,420		5,532,619
Fairgrounds water and water system	2,899,863	(314,350)	2,899,863	(270,317)
Sky Ranch water supply	100,000		100,000
LAWMA Shares	77,940		77,940
Water supply — other	25,629	(6,373)	23,713	(3,938)

Totals	104,325,122	(1,344,896)	104,315,069	(1,155,437)

Net investments in water and water systems	$102,980,226		$103,159,632

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 to the financial statements contained in the Company’s 2009 Annual Report on Form 10-K. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three or six months ended February 28, 2010.
Depletion and Depreciation
The Company recorded less than $100 and approximately $100 of depletion charges during the three and six month periods ended February 28, 2010, respectively. The Company recorded less than $100 and approximately $200 of depletion charges during the three and six month periods ended February 28, 2009, respectively. This related entirely to the use of the Rangeview Water Supply. No depletion is taken against the Arkansas River water, the Paradise Water Supply or Sky Ranch Water Supply because these assets have not been placed into service as of February 28, 2010.
The Company recorded approximately $96,600 and $193,300 of depreciation expense during the three and six months ended February 28, 2010, respectively. The Company recorded approximately $94,900 and $189,600 of depreciation expense during the three and six months ended February 28, 2009, respectively.
Land sales
On February 10, 2010, the Company sold approximately four acres of farm land in the Arkansas River Valley in Southern Colorado for $10,000 ($2,500 per acre) in cash. The land had an allocated carrying value of approximately $600, which resulted in a gain of approximately $9,400 being recorded during the three months ended February 28, 2010. The Company maintained all water rights associated with the acreage that was sold.
During the three months ended February 28, 2009, the Company sold approximately 210 acres of non-irrigated land for a total of $37,499 in cash (net of approximately $2,200 of fees). Because the Company assigned no value to the non-irrigated land at the acquisition date (the land was deemed to have a fair value of zero at the acquisition date), the proceeds to the Company are recorded as a gain on sale of land in the accompanying statement of operations in 2009. Pursuant to the Arkansas River Agreement, 100% of the proceeds from the sale of the non-irrigated land are required to be paid to HP A&M, which resulted in credits to the Tap Participation Fee equivalent to the sale of 18 water taps, which results in 38,947 taps remaining subject to the Tap Participation Fee.
NOTE 4 — HP A&M PROMISSORY NOTES
Certain of the properties the Company acquired from HP A&M are subject to outstanding promissory notes with principal and accrued interest totaling approximately $11.5 million at February 28, 2010 and $12.0 million at August 31, 2009. Additional information regarding these promissory notes, the circumstances under which the Company would be required to make payments pursuant to these notes and the accounting treatment of these notes is more fully described in Note 8 to the financial statements contained in the Company’s 2009 Annual Report on Form 10-K.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
NOTE 5 — INVESTMENT IN, AND NOTE RECEIVABLE FROM, WELL ENHANCEMENT AND RECOVERY SYSTEMS LLC
Effective January 30, 2007, the Company entered into an Operating Agreement with Energy Technologies, Inc. and Hydro Resources Holdings, Inc. (collectively the Company, Energy Technologies, Inc. and Hydro Resources Holdings, Inc. are referred to as the “LLC Owners”) to form Well Enhancement and Recovery Systems LLC (“Well Enhancement LLC”). Well Enhancement LLC was established to develop a proprietary new deep water well enhancement tool and process which the LLC Owners believe will increase the efficiency of deep water wells in the Denver metropolitan area. Each of the LLC Owners holds a 1/3 interest in Well Enhancement LLC. The President of the Company acts as the manager of Well Enhancement LLC.
The Company uses the equity method to account for its investment in Well Enhancement LLC. As of February 28, 2010, as a result of the recognition of the Company’s 1/3 share of the losses of Well Enhancement LLC, the Company’s Investment in Well Enhancement and Recovery Systems LLC account on its balance sheet had been reduced to zero. However, once the investment account was reduced to zero, the Company began recording its share of Well Enhancement LLC’s losses against the note receivable from Well Enhancement LLC described below. The investment account and the receivable account on the Company’s balance sheet include $87,000 of capital contributions made to date, the $7,000 loan with accrued interest of $565 and the Company’s 1/3 share of the approximately $278,000 of net losses of Well Enhancement LLC from inception through February 28, 2010.
For the three months ended February 28, 2010 and 2009, the Company recorded approximately $280 and $2,800, respectively, of its share of Well Enhancement LLC’s losses. For the six months ended February 28, 2010 and 2009, the Company recorded approximately $560 and $6,500, respectively, of its share of Well Enhancement LLC’s losses. The net losses are primarily a result of research and development costs and professional fees associated with the design and patent application process of the well enhancement tool. During the three and six months ended February 28, 2009, as a result of the recognition of the Company’s 1/3rd share of the losses of Well Enhancement LLC, the Company’s Investment in Well Enhancement and Recovery Systems LLC account on its balance sheet had been reduced to zero. Because of this, the Company ceased recognizing its share of Well Enhancement LLC’s losses until the Company made an additional contribution to Well Enhancement LLC. Therefore, the Company did not recognize approximately $3,200 of Well Enhancement LLC’s losses for the three and six months ended February 28, 2009.
As of February 28, 2010, Well Enhancement LLC’s assets and liabilities consisted of the following approximate amounts:

Well Enhancement LLC Assets and Liabilities

Cash	$4,200
Accrued professional fees	$1,800
Notes payable — related parties, including accrued interest	$21,900
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
FEBRUARY 28, 2010
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
As a result of the CAA acquisitions, and sales of Export Water, as detailed in the table below, the total remaining potential third party obligation as of February 28, 2010 is approximately $3.5 million:

	Export Water	Initial Export	Total Potential	Participating
	Proceeds	Water Proceeds	Third party	Interests
	Received	to Pure Cycle	Obligation	Liability	Contingency
Original balances	$—	$218,500	$31,807,732	$11,090,630	$20,717,102
Activity from inception until August 31, 2009:
Acquisitions	—	28,077,500	(28,077,500)	(9,789,983)	(18,287,517)
Option payments — Sky Ranch and The Hills at Sky Ranch	110,400	(42,280)	(68,120)	(23,754)	(44,366)
Arapahoe County tap fees *	532,968	(373,078)	(159,890)	(55,754)	(104,136)
Export Water sale payments	45,662	(31,964)	(13,699)	(4,779)	(8,920)

Balance at August 31, 2009	689,030	27,848,678	3,488,523	1,216,360	2,272,163
Fiscal 2010 activity (unaudited):
Export Water sale payments	6,318	(4,423)	(1,895)	(661)	(1,234)

Balance at February 28, 2010	$695,348	$27,844,255	$3,486,628	$1,215,699	$2,270,929

*	The Arapahoe County tap fees are less a $34,522 royalty payment to the Land Board.
The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first three payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive approximately $5.1 million of the first priority payout (the remaining entire first priority payout totals approximately $7.3 million as of February 28, 2010).
NOTE 7 — SHAREHOLDERS’ EQUITY
The Company maintains the 2004 Incentive Plan (the “Equity Plan”), which was approved by stockholders in April 2004. Executives, eligible employees and non-employee directors are eligible to receive options and restricted stock grants pursuant to the Equity Plan. Pursuant to the Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices and vesting periods determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. As of February 28, 2010, the Company has 1,303,311 common shares that can be granted to eligible participants pursuant to the Equity Plan.
The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and to expense the fair value over the vesting period of the grant. For additional information on the Equity Plan, including a summary of the significant assumptions, refer to the Company’s Form 10-K for the year ended August 31, 2009.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
The following table summarizes stock option activity for the Equity Plan for the six months ended February 28, 2010:

			Weighted-
			Average	Approximate
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Instrinsic
	Options	Exercise Price	Term	Value
Outstanding at beginning of period	250,000	$6.43
Granted	12,500	2.88
Exercised	—	—
Forfeited or expired	—	—

Outstanding at February 28, 2010	262,500	$6.26	7.2	*

Options exercisable at February 28, 2010	186,000	$7.57	6.3	*

*	Intrinsic value less than zero
The following table summarizes the activity and value of non-vested options as of and for the six months ended February 28, 2010:

		Weighted-
		Average
	Number of	Grant Date
	Options	Fair Value
Non-vested options outstanding at beginning of period	79,000	$2.66
Granted	12,500	2.68
Vested	(15,000)	2.42
Forfeited	—	—

Non-vested options outstanding at February 28, 2010	76,500	$2.71

The total fair value of options vested during both the three and six month periods ended February 28, 2010 and 2009, was approximately $36,300 and $93,700, respectively.
Stock-based compensation expense for the three months ended February 28, 2010 and 2009, was approximately $19,600 and $74,400, respectively. Stock-based compensation expense for the six months ended February 28, 2010 and 2009, was approximately $42,300 and $153,600, respectively.
At February 28, 2010, the Company has unrecognized expenses relating to non-vested options that are expected to vest totaling approximately $180,700. The weighted-average period over which these options are expected to vest is approximately three years. The Company has not recorded any excess tax benefits to additional paid in capital.
There were no options exercised during the three or six months ended February 28, 2010.
In January 2010, the Company granted its directors options to purchase a combined 12,500 shares of the Company’s common stock pursuant to the Equity Plan. The options vest one year from the date of grant and expire ten years from the date of grant. The Company calculated the fair value of these options at approximately $31,200 using the Black-Scholes model with the following variables: weighted average exercise price of $2.88 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of ten years; estimated dividend rate of 0%; weighted average risk-free interest rate of 3.74%; weighted average stock price volatility of 88.4%; and an estimated forfeiture rate of 0%. The $31,200 of stock-based compensation is being expensed monthly over the vesting period.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
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
NOTE 8 — RELATED PARTY TRANSACTIONS
On December 16, 2009, the Company entered into a Participation Agreement with the District whereby the Company agreed to provide funding to the District in connection with the District joining the South Metro Water Supply Authority (“SMWSA”). During the three and six months ended February 28, 2010, the Company provided funding of approximately $92,100, which was the initial membership fees required for the District to join SMWSA. We anticipate providing additional funding of approximately $20,000 per year to maintain the District’s membership in SMWSA. The $92,100 funding was expensed in the general and administrative line in the accompanying statement of operations.
In 1995, the Company extended a loan to the District. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at February 28, 2010) and matures on December 31, 2010. The approximately $513,800 balance of the note receivable at February 28, 2010 includes principal borrowings of approximately $229,300 and accrued interest of approximately $284,500. Because the Company does not expect to collect this loan before the December 31, 2010 maturity date, and it intends to extend the maturity date for one year, the receivable from the District is recorded as a non-current asset at February 28, 2010. The approximately $507,800 balance of the note receivable at August 31, 2009 includes principal borrowings of approximately $229,300 and accrued interest of approximately $278,500.
NOTE 9 — SIGNIFICANT CUSTOMERS
The Company had accounts receivable from customers totaling the following approximate amounts:

	Accounts Receivable
	As of February 28, 2010		As of August 31, 2009
	(unaudited)
		% of Total		% of Total
	Receivable	Accounts	Receivable	Accounts
	Balance	Receivable	Balance	Receivable
Ridgeview Youth Services Center	$57,000	81%	$51,800	82%
County	2,000	3%	3,800	6%
Schmidt Aggregates	700	1%	4,700	7%

Combined	$59,700	85%	$60,300	95%

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
The Company earned revenues from two customers totaling the following approximate amounts:

	Water and Wastewater Revenues
	(unaudited)
	Three Months Ended February 28,
	2010		2009
		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues
Ridgeview Youth Services Center	$34,000	90%	$35,500	88%
County	2,900	8%	2,900	7%

Combined	$36,900	98%	$38,400	95%

	Water and Wastewater Revenues
	(unaudited)
	Six Months Ended February 28,
	2010		2009
		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues
Ridgeview Youth Services Center	$72,300	87%	$74,700	83%
County	5,800	7%	5,900	7%

Combined	$78,100	94%	$80,600	90%

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2010
NOTE 10 — SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

	Six months ended
	February 28,
	2010	2009

Increase in estimated Tap Participation Fee liability and related discount	$—	$4,714,387

NOTE 11 — SUBSEQUENT EVENTS
We evaluated events that occurred subsequent to February 28, 2010, for recognition or disclosure in the financial statements and notes to the financial statements.
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

We did not sell any water taps or wastewater taps during the three or six months ended February 28, 2010 and 2009. We received approximately $20,500 and $49,400 from the sale of water during the three and six months ended February 28, 2010, respectively. We received approximately $23,400 and $56,500 from the sale of water during the three and six months ended February 28, 2009, respectively. We received approximately $16,700 and $33,500 from monthly wastewater service fees during each of the three and six month periods ended February 28, 2010 and 2009, respectively. Currently all monthly water and wastewater fees are generated utilizing our “Rangeview Water Supply” (defined in our 2009 Annual Report on Form 10-K). See Critical Accounting Policies below regarding our revenue recognition policies for tap fees and construction fees.
Results of Operations
Executive Summary
The results of our operations for the three months ended February 28, 2010 and 2009 are as follows:

Summary Table 1
	Three Months Ended February 28:
	2010	2009	$ Change	% Change
Millions of gallons of water delivered	2.2	3.4	(1.2)	-35%
Water revenues generated	$20,500	$23,400	$(2,900)	-12%
Operating costs to deliver water (excluding depreciation and depletion)	$10,700	$8,900	$1,800	20%
Water delivery gross margin %	48%	62%

Wastewater treatment revenues	$16,700	$16,700	$—	0%
Operating costs to treat wastewater	$4,800	$6,100	$(1,300)	-21%
Wastewater treatment gross margin %	71%	63%

General and administrative expenses	$582,800	$561,100	$21,700	4%

Net losses	$1,514,300	$1,401,300	$113,000	8%

Summary Table 2
	Six Months Ended February 28:
	2010	2009	$ Change	% Change
Millions of gallons of water delivered	8.1	11.6	(3.5)	-30%
Water revenues generated	$49,400	$56,500	$(7,100)	-13%
Operating costs to deliver water (excluding depreciation and depletion)	$25,400	$27,800	$(2,400)	-9%
Water delivery gross margin %	49%	51%

Wastewater treatment revenues	$33,500	$33,500	$—	0%
Operating costs to treat wastewater	$10,400	$11,600	$(1,200)	-10%
Wastewater treatment gross margin %	69%	65%

General and administrative expenses	$940,200	$1,092,400	$(152,200)	-14%

Net losses	$2,793,000	$3,113,300	$(320,300)	-10%
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

Comparison of usage fees and gross margins
Water deliveries for the three and six months ended February 28, 2010, decreased 35% and 30%, respectively, over the comparable periods in 2009. This was mainly attributable to decreased water usage at our largest customer due to a reduction in funding experienced by the customer as a result of the economy, which resulted in the closing of student housing facilities resulting in reduced water usage.
With the decrease in water deliveries, the gross margin percentage for the three months ended February 28, 2010 decreased approximately 14% compared to 2009 and the gross margin percentage for the six months ended February 28, 2010 decreased approximately 2% compared to 2009. The percent change in the gross margins was less than the percent change in the water deliveries because we were able to reduce certain costs with the reductions in water deliveries but certain amounts of energy charges and testing fees cannot be avoided at any level of production.
Wastewater revenues remain unchanged from 2009 to 2010. The wastewater operating gross margin percentage for the three months ended February 28, 2010 increased approximately 8% over the comparable period in 2009, and the wastewater operating gross margin percentage increased approximately 4% for the six months ended February 28, 2010 compared to the six months ended February 28, 2009. The wastewater margin increases were due to our ability to control energy costs in our wastewater facility as a result of the reduction in volumes due to the reduction in water deliveries.
Tap Fees
We recognized approximately $3,600 and $7,100 of water tap fee revenues during each of the three and six month periods ended February 28, 2010 and 2009, respectively, related to the Agreement for Water Service (the “County Agreement”) with Arapahoe County (the “County”). In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we began recognizing the water tap fees as revenue ratably over the estimated service period upon completion of the Wholesale Facilities in fiscal 2006. The water tap fees to be recognized over this period are net of the royalty payments to the State Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the Comprehensive Amendment Agreement No. 1 (the “CAA”) as further described in Note 6 to the accompanying financial statements.
We recognized approximately $10,400 and $20,800 of “Special Facilities” funding as revenue during each of the three and six month periods ended February 28, 2010 and 2009, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 4 to the financial statements contained in our 2009 Annual Report on Form 10-K.
As of February 28, 2010, we have deferred recognition of approximately $1.5 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.
General and Administrative Expenses
General and administrative expenses for the three and six months ended February 28, 2010 increased approximately 4% and decreased approximately 14%, respectively, over the comparable periods in 2009. Our general and administrative expenses for the three and six months ended February 28, 2010 and 2009, respectively, are comprised of approximately:
•	Salary and related expenses:
•	Including share-based compensation expenses:
•
Were $145,900 and $289,200, for the three and six months ended February 28, 2010, respectively, and were $198,400 and $397,300 for the three and six months ended February 28, 2009, respectively. The decreases were a result of the reduced share-based compensation expense due to the lower stock price resulting in a lower fair value per option share and more options being expensed in the prior year than in the current year.

•	Excluding share-based compensation expenses:
•
Were $126,300 and $246,900, for the three and six months ended February 28, 2010, respectively, and were $123,900 and $243,700, for the three and six months ended February 28, 2009, respectively. Salary and related expenses excluding share-based compensation expenses were comparable period over period.

•
We, along with the District, paid approximately $92,100 to join the South Metro Water Supply Authority (“SMWSA”). Per the SMWSA’s website, SMWSA “is the region’s leader in the development of innovative water supply and infrastructure projects. SMWSA is an experienced and knowledgeable entity that plans, develops and sources renewable water for Douglas and Arapahoe Counties in Colorado. The organization is comprised of 14 individual water providers that work collaboratively to foster long-term reliable water supplies through water acquisition and infrastructure development.”

•
Fort Lyon Canal Company (“FLCC”) water assessment fees were $84,700 and $187,500, for the three and six months ended February 28, 2010, respectively, and were $82,600 and $174,200, for the three and six months ended February 28, 2009, respectively. The increases were a result of increased 2010 calendar year assessments. In December 2009, the FLCC shareholders approved a $1.00 per share increase in the fees which will result in an increase of our fees of approximately $21,600 per year. The calendar 2010 FLCC fee is $15.50 per share.

•
Professional fees were $57,200 and $86,000, for the three and six months ended February 28, 2010, respectively, and were $66,000 and $192,300, for the three and six months ended February 28, 2009, respectively. The reductions in professional fees was due to our cost reduction efforts in light of the withdrawal of the developer from the Lowry Range in January 2009, which has delayed development at the Lowry Range.

•
Consulting fees were $15,000 and $27,500, for the three and six months ended February 28, 2010, respectively, and were $28,900 and $62,500, for the three and six months ended February 28, 2009, respectively. Consulting fees were reduced for the same reasons as professional fees were reduced.

Other Income and Expenses
Interest income totaled approximately $16,500 and $37,200 for the three and six months ended February 28, 2010, respectively. Interest income totaled approximately $22,300 and $57,600 for the three and six months ended February 28, 2009, respectively. This represents interest earned on the temporary investment of capital, interest accrued on our notes receivable from related parties and interest accrued on the construction proceeds receivable from Arapahoe County. The decrease is due to the continued decline in interest rates both on our invested capital and for the notes receivable from related parties as well as reductions in invested capital due to the use of capital for operations. Our temporary investments were invested in overnight money market funds related to treasury obligations until March 2009 when we transferred approximately $3.0 million into federally insured certificates of deposit with scheduled maturities and set interest rates which are not subject to market risk. Our certificates of deposit are held by various financial institutions in amounts less than federally insured limits.
The imputed interest expense is related to the Tap Participation Fee payable to High Plains A&M, LLC (“HP A&M”) (as defined in the Liquidity and Capital Resources section below). This represents the expensed portion of the difference between the estimated fair value of the liability and the net present value of the liability recognized under the effective interest method. For the three and six months ended February 28, 2010, we imputed interest on the Tap Participation Fee of approximately $898,000 and $1.8 million, respectively. For the three and six months ended February 28, 2009, we imputed interest on the Tap Participation Fee of approximately $841,000 and $2.0 million, respectively. See also Note 1 to the accompanying financial statements for discussion on the revaluation of the Tap Participation Fee in fiscal 2009.
Net losses for the three months ended February 28, 2010 increased approximately 8% over the comparable period in 2009. The increase is attributable mainly to the increased imputed interest on the Tap Participation Fee, approximately $92,000 paid together with the District to join SMWSA and the decreases in water usage revenues. Net losses for the six months ended February 28, 2010 decreased approximately 10% over the comparable period in 2009. This is due mainly to our cost cutting measures this year as detailed in the general and administrative expense fluctuation analysis above, offset by the $92,000 payment to join SMWSA as described above.

Liquidity and Capital Resources
At February 28, 2010, our working capital, defined as current assets less current liabilities, was approximately $3.1 million, approximately $2.9 million of which consisted of cash and cash equivalents and marketable securities. We also have an effective shelf registration statement pursuant to which we may elect to sell up to another $5.7 million of stock at any time and from time to time. We believe that at February 28, 2010, we have sufficient working capital to fund our operations for the next fiscal year. However, there can be no assurance that we will be successful in marketing the water from our primary water projects in the near term. In order to generate working capital to support our operations, we may incur additional short or long-term debt or seek to sell additional equity securities.
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
As further described in our 2009 Annual Report on Form 10-K, Critical Accounting Policies below and Note 1 to the accompanying financial statements, pursuant to the Arkansas River Agreement we agreed to pay HP A&M 10% of our water tap fees received on the sale of the next 40,000 water taps we sell from and after the date of the Arkansas River Agreement (the “Tap Participation Fee”). As of February 28, 2010, we have estimated the value of the Tap Participation Fee payable to HP A&M at approximately $113.1 million. The balance reflected on the accompanying balance sheet of approximately $59.3 million excludes the discount of $53.8 million based on a discounted cash flow valuation analysis, which was originally prepared at August 31, 2006, and was updated as of February 28, 2009 (no update was deemed necessary at February 28, 2010). See Note 1 in the accompanying financial statements for further discussion of the revaluation. The actual amount to be paid will inevitably be different from our estimates. Tap participation payments are not payable to HP A&M until we receive water tap fee payments. We did not sell any taps and did not make any Tap Participation Fee payments during the three or six months ended February 28, 2010. There remain 38,937 taps subject to the Tap Participation Fee as of February 28, 2010.
We are obligated to pay annual water assessment charges to various canal systems for the upkeep and maintenance of the agricultural delivery canals for our Arkansas River water. These water assessment charges are assessed on all shareholders of the canal systems on a pro-rata basis. The majority of our water assessment charges are paid to the FLCC and are due in three installment payments each calendar year. In December 2009, the board of the FLCC approved an increase to the calendar 2010 assessments from $14.50 per share to $15.50 per share, which equates to an increase in our water assessments from approximately $314,000 per year to approximately $335,000 per year.
Operating Activities
Operating activities include revenues we receive from the provision of water and wastewater services to our customers, costs incurred in the delivery of those services, general and administrative expenses, and depletion/depreciation expenses.
Cash used by operating activities was approximately $824,100 and $836,500 for the six months ended February 28, 2010 and 2009, respectively. Cash used by operations decreased approximately $12,400 period over period mainly due to the decreases in our six month ended general and administrative expenses as noted above.
We incurred approximately $194,700 and $190,400 of depreciation, depletion and other non-cash charges during the six months ended February 28, 2010 and 2009, respectively, which is a change of approximately 2%.

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
Investing activities provided approximately $973,100 during the six months ended February 28, 2010, predominately from the sale of marketable securities which totaled $983,700 which was offset by investments in water systems of approximately $10,600. Investing activities used approximately $42,600 during the six months ended February 28, 2009, predominately for investments in water and water systems and the purchase of property and equipment.
Financing Activities
Financing activities provided approximately $39,200 during the six months ended February 28, 2010, predominately due to approximately $41,100 of construction proceed payments received from Arapahoe County, which were partially offset by payments to the CAA holders. Financing activities provided approximately $2,400 during the six months ended February 28, 2009, predominately due to approximately $41,100 of construction proceed payments received from Arapahoe County, which were offset by the approximately $37,500 Tap Participation Fee payments made to HP A&M related to the sale of the non-irrigated land.
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
Revenue Recognition
Our revenues consist mainly of tap fees and monthly service fees. As further described in Note 2 to the financial statements in our 2009 Annual Report on Form 10-K, proceeds from tap sales are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. When we construct infrastructure to be owned by the customer, we recognize tap fee revenue pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the three months ended February 28, 2010 or 2009.

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
Our Front Range and Arkansas River Water Rights
We determine the undiscounted cash flows for our Denver based assets and the Arkansas River Valley assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs, inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2009, and determined that our Rangeview and Arkansas River water assets were not impaired and their costs were deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g. Sky Ranch and the Lowry Range) as well as in surrounding areas including the Front Range and the I-70 corridor. We estimate that we have the ability to provide water services to approximately 180,000 SFE’s using our combined Front Range and Arkansas River water assets which have a carrying value of approximately $97.4 million as of February 28, 2010. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $22,500 and estimated gross margins, we estimate that we would need to add approximately 8,000 new water connections (requiring approximately 4.8% of our portfolio) to generate net revenues sufficient to recover the costs of our Front Range and Arkansas River water assets. If tap fees increase 5%, we would need to add approximately 7,600 new water taps (requiring approximately 4.6% of our portfolio) to recover the costs of our Front Range and Arkansas River water assets. If tap fees decrease 5%, we would need to add approximately 8,400 new water taps (requiring approximately 5.0% of our portfolio) to recover the costs of our Front Range and Arkansas River water assets.
Although the withdrawal of the Lowry Range developer, the Sky Ranch bankruptcy filing, and changes in the housing market throughout the Front Range have delayed our estimated tap sale projections, they do not alter our water ownership, our service obligation to these properties or the number of SFE’s we can service.

Our Paradise Water Rights
Every six years the Paradise Water Supply is subject to a Finding of Reasonable Diligence review by the Colorado Water Court and the State Engineer. For a favorable finding, the Colorado Water Court must determine that we continue to diligently pursue the development of the water rights. If the Colorado Water Court does not make such a finding, our right to the Paradise Water Supply would be lost and we would be required to impair the Paradise Water Supply asset. The most recent diligence review was started in our fiscal 2005 and was completed in 2008, but not without objectors and not without us having to agree to certain stipulations to remove the objections. In order to continue to maintain the Paradise water right, over the next six years we must (i) select an alternative reservoir site; (ii) file an application in Colorado Water Court to change the place of storage; (iii) identify specific end users and place(s) of use of the water; and (iv) identify specific source(s) of the water rights for use. We fully intend to meet the stipulations by the date of the next diligence review in 2014.
For our Paradise Water Supply, we determined the undiscounted cash flows by estimating the proceeds we could derive from the leasing of the water rights to commercial, industrial, and agricultural users along the western slope of Colorado. Based on the impairment analysis we completed at August 31, 2009, we believe the Paradise Water Supply is not impaired and the costs are deemed recoverable.
Tap Participation Fee
On August 31, 2006, we acquired 60,000 acre-feet of Arkansas River water along with approximately 17,500 acres of real property and other associated rights from HP A&M. Along with common stock issued to HP A&M, we agreed to pay HP A&M 10% (this may increase to 20% under circumstances described in Note 8 to the 2009 Annual Report on Form 10-K) of our tap fees on the sale of the next 40,000 water taps we sell from and after the date of the Arkansas River Agreement, of which 38,937 water taps remain to be paid as of February 28, 2010. The Tap Participation Fee is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased in the HP A&M acquisition. The Tap Participation Fee liability is valued by estimating new home development in our service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver metropolitan area. This development pattern was then applied to estimated future water tap fees determined by using historical water tap fee trends. Based on updated new home activity in the Denver metropolitan area, we updated the estimated discounted cash flow analysis as of February 28, 2009. Due to a lack of significant changes, no such update was deemed necessary as of February 28, 2010. Actual new home development in our service area and actual future tap fees inevitably will vary significantly from our estimates which could have a material impact on our financial statements as well as our results of operations. An important component in our estimate of the value of the Tap Participation Fee, which is based on historical trends, is that we reasonably expect water tap fees to continue to increase in the coming years. Tap fees are market based, and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees are thus partially indicative of the increasing value of our water assets. We continue to assess the value of the Tap Participation Fee liability and update its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee.
Obligations Payable by HP A&M
Certain of the properties we acquired pursuant to the Arkansas River Agreement are subject to outstanding promissory notes with principal and accrued interest totaling approximately $11.5 million at February 28, 2010. These notes are secured by deeds of trust on the properties. We did not assume any of these promissory notes and are not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. However, in the event of default by HP A&M, we may make payments on any or all of the notes and cure any or all defaults. If we do not cure the defaults, we will lose the properties securing the defaulted notes and the water rights associated with said properties. If HP A&M defaults on any of the promissory notes, we can foreclose on a defined amount of Pure Cycle stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Although the likelihood of HP A&M defaulting on the notes is deemed remote, which is the primary reason these notes are not reflected on our balance sheet, we continue to monitor the status of the notes for any indications of default. We are not aware of any defaults by HP A&M as of February 28, 2010.
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
Interest Rates
The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of February 28, 2010, the majority of our capital is invested in certificates of deposit with stated maturities and locked interest rates and therefore not subject to interest rate fluctuations. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedure
We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of February 28, 2010, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control Over Financial Reporting
None
PART II
Item 4. Submission of Matters to a Vote of Security Holders1
We held our Annual Stockholders’ meeting on January 12, 2010, at which, the following matters were voted upon and adopted by stockholders:

	Voted
			Broker
	For	Withhold	Non-Votes
1. Election of Directors
Mark W. Harding	10,039,323	448,416	7,372,381
Harrison H. Augur	10,486,123	1,616	7,372,381
Arthur G. Epker III	10,485,990	1,749	7,372,381
Richard L. Guido	10,485,523	2,216	7,372,381
Peter C. Howell	10,486,033	1,706	7,372,381
George M. Middlemas	8,770,988	1,716,751	7,372,381

[1]	Disclosure required under Item 4 as effective prior to February 28, 2010.

2. For the ratification of the appointment of the independent auditors for the year ending August 31, 2010.

For	Against	Abstain	Non-Votes
17,851,548	8,353	219	—
Item 6. Exhibits
Exhibits

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
PURE CYCLE CORPORATION

/s/ Mark W. Harding Mark W. Harding
President and Chief Financial Officer

April 9, 2010