Form 10-Q
period 2010-05-31
PURE CYCLE CORP
filed 2010-07-09
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2010
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 7, 2010:

Common stock, 1/3 of $.01 par value	20,206,566

(Class)	(Number of Shares)

PURE CYCLE CORPORATION
INDEX TO MAY 31, 2010 FORM 10-Q

PURE CYCLE CORPORATION
BALANCE SHEETS

	May 31,	August 31,
	2010	2009
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$527,334	$705,083
Marketable securities	2,022,589	3,002,208
Trade accounts receivable	55,876	63,394
Prepaid expenses	219,923	154,928
Current portion of construction proceeds receivable	64,783	64,783

Total current assets	2,890,505	3,990,396

Investments in water and water systems, net	102,894,409	103,159,632

Construction proceeds receivable, less current portion	372,919	414,494
Note receivable, including interest from related party	516,800	507,795
Other assets	22,334	18,764

Total assets	$106,696,967	$108,091,081

LIABILITIES:
Current liabilities:
Accounts payable	$44,178	$22,216
Accrued liabilities	67,151	60,080
Deferred revenues	55,800	55,800

Total current liabilities	167,129	138,096

Deferred revenues, less current portion	1,404,256	1,446,108
Participating Interests in Export Water Supply	1,215,376	1,216,360
Tap Participation Fee payable to HP A&M, net of $52.9 million and $55.6 million discount	60,215,329	57,521,329

Total liabilities	63,002,090	60,321,893

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B — par value $.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 20,206,566 shares outstanding	67,360	67,360
Additional paid-in capital	92,309,783	92,253,916
Accumulated comprehensive income	171	3,986
Accumulated deficit	(48,682,870)	(44,556,507)

Total shareholders’ equity	43,694,877	47,769,188

Total liabilities and shareholders’ equity	$106,696,967	$108,091,081

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended:
	May 31, 2010	May 31, 2009
Revenues:
Metered water usage	$27,269	$31,820
Wastewater treatment fees	16,744	16,744
Recognition of deferred revenues:
Special facility funding	10,377	10,377
Water tap fees	3,574	3,574

Total revenues	57,964	62,515

Cost of revenues:
Water service operations	(7,763)	(10,232)
Wastewater service operations	(5,763)	(4,495)
Depletion and depreciation	(22,102)	(22,131)

Total cost of revenues	(35,628)	(36,858)

Gross margin	22,336	25,657

Expenses:
General and administrative expenses	(387,344)	(455,532)
Depreciation	(74,593)	(73,243)

Operating loss	(439,601)	(503,118)

Other income (expense):
Interest income	18,211	12,863
Gain on sale of land	—	22,172
Other	12	880
Interest imputed on the Tap Participation Fee payable to HP A&M	(912,000)	(858,000)

Net loss	$(1,333,378)	$(1,325,203)

Net loss per common share — basic and diluted	$(0.07)	$(0.07)

Weighted average common shares outstanding — basic and diluted	20,206,566	20,206,566

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Nine months Ended:
	May 31, 2010	May 31, 2009
Revenues:
Metered water usage	$76,664	$88,354
Wastewater treatment fees	50,232	50,232
Recognition of deferred revenues:
Special facility funding	31,131	31,131
Water tap fees	10,722	10,722

Total revenues	168,749	180,439

Cost of revenues:
Water service operations	(33,182)	(37,973)
Wastewater service operations	(16,202)	(16,113)
Depletion and depreciation	(66,256)	(66,338)

Total cost of revenues	(115,640)	(120,424)

Gross margin	53,109	60,015

Expenses:
General and administrative expenses	(1,327,520)	(1,547,922)
Depreciation	(223,883)	(218,808)

Operating loss	(1,498,294)	(1,706,715)

Other income (expense):
Interest income	55,384	70,481
Gain on sale of land	9,404	59,671
Land use payment	—	5,000
Other	1,143	(4,976)
Interest imputed on the Tap Participation Fee payable to HP A&M	(2,694,000)	(2,862,000)

Net loss	$(4,126,363)	$(4,438,539)

Net loss per common share — basic and diluted	$(0.20)	$(0.22)

Weighted average common shares outstanding — basic and diluted	20,206,566	20,206,566

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended:
	May 31, 2010	May 31, 2009
Cash flows from operating activities:
Net loss	$(4,126,363)	$(4,438,539)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest on Tap Participation Fee payable to HP A&M	2,694,000	2,862,000
Depreciation, depletion and other non-cash items	291,373	286,119
Stock-based compensation expense included with general and administrative expenses	55,867	218,505
Interest income and other non-cash items	(28,510)	(25,642)
Gain on sale of land	(9,404)	(59,671)
Changes in operating assets and liabilities:
Trade accounts receivable	7,518	25,148
Interest receivable and prepaid expenses	(64,995)	(84,677)
Accounts payable and accrued liabilities	29,033	11,699
Deferred revenues	(41,852)	(41,852)

Net cash used by operating activities	(1,193,333)	(1,246,910)

Cash flows from investing activities:
Proceeds from sale of land	10,000	59,671
Issuance of note to Well Enhancement and Recovery Systems LLC	—	(7,000)
Purchase of property and equipment	—	(12,703)
Investments in water and water systems	(19,649)	(110,354)
Purchase of marketable securities	—	(2,997,000)
Investment in Well Enhancement and Recovery Systems LLC	(10,000)	—
Maturities of marketable securities	975,804	—

Net cash provided (used) by investing activities	956,155	(3,067,386)

Cash flows from financing activities:
Arapahoe County construction proceeds	61,647	61,647
Payments to contingent liability holders	(2,218)	(1,944)
Tap Participation Fee payments to High Plains A&M	—	(37,499)

Net cash provided by financing activities	59,429	22,204

Net change in cash and cash equivalents	(177,749)	(4,292,092)
Cash and cash equivalents — beginning of year	705,083	5,238,973

Cash and cash equivalents — end of year	$527,334	$946,881

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
NOTE 1 — PRESENTATION OF INTERIM INFORMATION
The May 31, 2010 balance sheet, the statements of operations for the three and nine months ended May 31, 2010 and 2009, and the statements of cash flows for the nine months ended May 31, 2010 and 2009, respectively, have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at May 31, 2010, and for all periods presented have been made appropriately.
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
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a federally insured high quality financial institution. At various times throughout the nine months ended May 31, 2010, cash deposits have exceeded federally insured limits.
Marketable Securities
At May 31, 2010 and August 31, 2009, the Company’s marketable securities were comprised entirely of certificates of deposit maintained at various federally insured financial institutions, each of which have invested balances below federally insured limits and pay interest at stated rates through maturity. The certificates mature at various dates through March 2011; however, these securities represent temporary investments and it is management’s intent to hold these securities available for current operations and not hold them until maturity, therefore they are classified as available-for-sale securities and are recorded at fair value. Any unrecognized changes in the fair value of these marketable securities is included as a component of accumulated comprehensive income (loss). The Company has no investments in equity instruments.
There were no gross realized gains or losses recorded during the three or nine months ended May 31, 2010 or 2009.
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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
The Tap Participation Fee is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the three or nine months ended May 31, 2010 or 2009.
The Tap Participation Fee was initially valued at approximately $45.6 million at the acquisition date using a discounted cash flow analysis of the projected future payments to HP A&M. The $60.2 million balance at May 31, 2010, includes approximately $15.5 million of imputed interest, recorded using the effective interest method. The Company estimates the value of the Tap Participation Fee by projecting new home development in the Company’s targeted service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver, Colorado metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver, Colorado metropolitan area. This development pattern was then applied to estimated future water tap fees calculated using historical water tap fees. Based on the weak new home construction market in the Denver metropolitan area, the Company updated its estimated discounted cash flow analysis as of February 28, 2009. There have been no significant changes in the assumptions since February 28, 2009, therefore, no change in the Tap Participation Fee was determined necessary after that date.
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
The Company imputes interest expense on the unpaid Tap Participation Fee using the effective interest method over the estimated development period utilized in the valuation of the liability. The Company imputed interest of approximately $912,000 and $2.7 million during the three and nine months ended May 31, 2010, respectively. The Company imputed interest of approximately $858,000 and $2.9 million during the three and nine months ended May 31, 2009, respectively.
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
Revenue Recognition
The Company’s revenue recognition policies have not changed since August 31, 2009, and are more fully described in Note 2 to the financial statements contained in the Company’s 2009 Annual Report on Form 10-K.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
The Company recognized approximately $3,600 and $10,700 of water tap fee revenues during each of the three and nine months ended May 31, 2010 and 2009, respectively, related to the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”) entered into in August 2005. The Company began recognizing the water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the Company’s 2009 Annual Report on Form 10-K) in its fiscal 2006. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the Comprehensive Amendment Agreement No. 1 (the “CAA”) as further described in Note 5 below.
The Company recognized approximately $10,400 and $31,100 of “Special Facilities” (defined in the Company’s 2009 Annual Report on Form 10-K) funding as revenue during each of the three and nine month periods ended May 31, 2010 and 2009, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 4 to the Company’s financial statements contained in the Company’s 2009 Annual Report on Form 10-K.
As of May 31, 2010, the Company has deferred recognition of approximately $1.5 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.
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
The Company recognized approximately $13,600 and $55,900 of share-based compensation expenses during the three and nine months ended May 31, 2010, respectively. The Company recognized approximately $64,900 and $218,500 of share-based compensation expenses during the three and nine months ended May 31, 2009, respectively.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
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
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At May 31, 2010, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three or nine months ended May 31, 2010 or 2009.
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
In June 2009, the FASB issued new accounting and reporting standards to improve financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of consolidation of variable interest entities as a result of the elimination of the qualifying special-purpose entity concept and (2) constituent concerns about the application of certain key provisions including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The new guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (September 1, 2010 for the Company), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of this guidance will have on its financial statements.
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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
Reclassifications
Certain amounts in the May 31, 2009 financial statements have been reclassified to conform to the current presentation.
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
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had none of these instruments at May 31, 2010.
Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. The Company had one Level 2 asset at May 31, 2010.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at May 31, 2010, the “Tap Participation Fee” liability, which is described in greater detail in Note 1 above.
The Company maintains policies and procedures to value instruments using the best and most relevant data available.
The Company applied the new accounting guidance issued by the FASB for all non-financial assets and liabilities measured at fair value on a non-recurring basis at September 1, 2009. The Company’s non-financial assets measured at fair value on a non-recurring basis consists entirely of its investments in water and water systems and other long-lived assets. Since the Company performed its annual impairment analyses of its long-lived assets as of August 31, 2009, (with no indicators of impairment) and since no impairment trigger event occurred during the first three quarters of fiscal 2010, the adoption of the new FASB standard for non-financial assets and liabilities measured at fair value on a non-recurring basis did not have an impact on the Company’s financial position, results of operations or cash flows.
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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
The following table provides information on the assets and liabilities measured at fair value as of May 31, 2010:

Fair Value Measurement Using:
			Quoted Prices	Significant
			in Active	Other	Significant	Total
			Markets for	Observable	Unobservable	Unrealized
			Identical Assets	Inputs	Inputs	Gains and
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)	Losses
Marketable securities	$2,022,600	$2,022,600	$—	$2,022,600	$—	$—
Tap Participation Fee liability	$60,215,300	$60,215,300	$—	$—	$60,215,300	$—
Although not required, the Company deems the following table, which presents the changes in the Tap Participation Fee for the nine months ended May 31, 2010, to be helpful to the users of its financial statements:

	Fair Value Measurement using Significant Unobservable
	Inputs (Level 3)
			Discount to be
			imputed as
	Gross Estimated	Tap Participation	interest expense
	Tap Participation	Fee Reported	in future
	Fee Liability	Liability	periods
Balance at August 31, 2009	$113,147,700	$57,521,300	$55,626,400
Total gains and losses (realized and unrealized):
Imputed interest recorded as “Other Expense”	—	2,694,000	(2,694,000)
Increase in estimated value (to be realized in future periods)	—	—	—
Purchases, sales, issuances, payments, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance at May 31, 2010	$113,147,700	$60,215,300	$52,932,400

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
Off-Balance Sheet Instruments: The Company’s off-balance sheet instruments consist entirely of the contingent portion of the CAA (described further in Note 5 below). Because repayment of this portion of the CAA is contingent on the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
NOTE 3 — INVESTMENTS IN WATER AND WATER SYSTEMS
The Company’s investments in water and water systems consist of the following:

	May 31, 2010		August 31, 2009
	(unaudited)
		Accumulated		Accumulated
		Depreciation		Depreciation
	Costs	and Depletion	Costs	and Depletion
Arkansas River Valley assets	$81,240,832	$(1,034,069)	$81,241,428	$(823,660)
Rangeview water supply	14,285,718	(5,753)	14,271,786	(5,544)
Rangeview water system	167,720	(55,873)	167,720	(51,978)
Paradise water supply	5,536,420		5,532,619
Fairgrounds water and water system	2,899,863	(336,366)	2,899,863	(270,317)
Sky Ranch water supply	100,000		100,000
LAWMA Shares	77,940		77,940
Water supply — other	25,629	(7,652)	23,713	(3,938)

Totals	104,334,122	(1,439,713)	104,315,069	(1,155,437)

Net investments in water and water systems	$102,894,409		$103,159,632

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 to the financial statements contained in the Company’s 2009 Annual Report on Form 10-K. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three or nine months ended May 31, 2010.
Depletion and Depreciation
The Company recorded less than $100 and approximately $200 of depletion charges during the three and nine month periods ended May 31, 2010, respectively. The Company recorded less than $100 and approximately $300 of depletion charges during the three and nine month periods ended May 31, 2009, respectively. This related entirely to the use of the Rangeview Water Supply. No depletion is taken against the Arkansas River water, the Paradise Water Supply or Sky Ranch Water Supply because these assets have not been placed into service as of May 31, 2010.
The Company recorded approximately $96,600 and $289,900 of depreciation expense during the three and nine months ended May 31, 2010, respectively. The Company recorded approximately $95,300 and $284,900 of depreciation expense during the three and nine months ended May 31, 2009, respectively.
Land sales
On February 10, 2010, the Company sold approximately four acres of farm land in the Arkansas River Valley in Southern Colorado for $10,000 ($2,500 per acre) in cash. The land had an allocated carrying value of approximately $600, which resulted in a gain of approximately $9,400 being recorded during the nine months ended May 31, 2010. The Company maintained all water rights associated with the acreage that was sold.
During the three months ended May 31, 2009, the Company sold approximately 210 acres of non-irrigated land for approximately $37,500 in cash (net of approximately $2,200 of fees). Because the Company assigned no value to the non-irrigated land at the acquisition date (the land was deemed to have a fair value of zero at the acquisition date), the proceeds to the Company are recorded as a gain on sale of land in the accompanying statement of operations in 2009. Pursuant to the Arkansas River Agreement, 100% of the proceeds from the sale of the non-irrigated land are required to be paid to HP A&M, which resulted in credits to the Tap Participation Fee equivalent to the sale of 18 water taps.
There are 38,937 water taps remaining subject to the Tap Participation Fee as of May 31, 2010.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
NOTE 4 — HP A&M PROMISSORY NOTES
Certain of the properties the Company acquired from HP A&M are subject to outstanding promissory notes with principal and accrued interest totaling approximately $11.5 million at May 31, 2010 and $12.0 million at August 31, 2009. Additional information regarding these promissory notes, the circumstances under which the Company would be required to make payments pursuant to these notes and the accounting treatment of these notes is more fully described in Note 8 to the financial statements contained in the Company’s 2009 Annual Report on Form 10-K.
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
As a result of the CAA acquisitions, and sales of Export Water, as detailed in the table below, the total remaining potential third party obligation as of May 31, 2010 is approximately $3.5 million:

	Export Water	Initial Export	Total Potential	Paticipating
	Proceeds	Water Proceeds	Third party	Interests
	Received	to Pure Cycle	Obligation	Liability	Contingency
Original balances	$—	$218,500	$31,807,732	$11,090,630	$20,717,102
Activity from inception until August 31, 2009:
Acquisitions	—	28,077,500	(28,077,500)	(9,789,983)	(18,287,517)
Option payments — Sky Ranch and The Hills at Sky Ranch	110,400	(42,280)	(68,120)	(23,754)	(44,366)
Arapahoe County tap fees *	532,968	(373,078)	(159,890)	(55,754)	(104,136)
Export Water sale payments	45,662	(31,964)	(13,699)	(4,779)	(8,920)

Balance at August 31, 2009	689,030	27,848,678	3,488,523	1,216,360	2,272,163
Fiscal 2010 activity (unaudited):
Export Water sale payments	9,406	(6,584)	(2,822)	(984)	(1,838)

Balance at May 31, 2010	$698,436	$27,842,094	$3,485,701	$1,215,376	$2,270,325

*	The Arapahoe County tap fees are less a $34,522 royalty payment to the Land Board.
The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first three payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive approximately $5.1 million of the first priority payout (the entire first priority payout totals approximately $7.3 million as of May 31, 2010).

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
NOTE 6 — SHAREHOLDERS’ EQUITY
The Company maintains the 2004 Incentive Plan (the “Equity Plan”), which was approved by stockholders in April 2004. Executives, eligible employees and non-employee directors are eligible to receive options and restricted stock grants pursuant to the Equity Plan. Pursuant to the Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices and vesting periods determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. As of May 31, 2010, the Company has 1,303,311 common shares that can be granted to eligible participants pursuant to the Equity Plan.
The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and to expense the fair value over the vesting period of the grant. For additional information on the Equity Plan, including a summary of the significant assumptions, refer to the Company’s Form 10-K for the year ended August 31, 2009.
The following table summarizes stock option activity for the Equity Plan for the nine months ended May 31, 2010:

			Weighted-
			Average	Approximate
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Instrinsic
	Options	Exercise Price	Term	Value
Oustanding at beginning of period	250,000	$6.43
Granted	12,500	2.88
Exercised	—	—
Forfeited or expired	—	—

Outstanding at May 31, 2010	262,500	$6.26	7.0	*

Options exercisable at May 31, 2010	186,000	$7.57	6.0	*

*	Intrinsic value less than zero.
The following table summarizes the activity and value of non-vested options as of and for the nine months ended May 31, 2010:

		Weighted-
		Average
	Number of	Grant Date
	Options	Fair Value
Non-vested options oustanding at beginning of period	79,000	$2.66
Granted	12,500	2.68
Vested	(15,000)	2.42
Forfeited	—	—

Non-vested options outstanding at May 31, 2010	76,500	$2.71

The total fair value of options vested during both the three and nine month periods ended May 31, 2010, was approximately $36,300. The total fair value of options vested during both the three and nine month periods ended May 31, 2009, was approximately $93,700.
Stock-based compensation expense for the three months ended May 31, 2010 and 2009, was approximately $13,600 and $64,900, respectively. Stock-based compensation expense for the nine months ended May 31, 2010 and 2009, was approximately $55,900 and $218,500, respectively.
At May 31, 2010, the Company has unrecognized expenses relating to non-vested options that are expected to vest totaling approximately $162,000. The weighted-average period over which these options are expected to vest is approximately three years. The Company has not recorded any excess tax benefits to additional paid in capital.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
There were no options exercised during the three or nine months ended May 31, 2010 or 2009.
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
Comprehensive Loss. In addition to net loss, comprehensive loss includes the unrecognized changes in the fair value of marketable securities that are classified as available-for-sale as noted in the following table:

	Three Months Ended		Nine Months Ended
	May 31, 2010	May 31, 2009	May 31, 2010	May 31, 2009
Net loss	$(1,333,400)	$(1,325,200)	$(4,126,400)	$(4,438,500)
Unrealized gain (loss) on marketable securities	200	3,600	(3,800)	3,600

Comprehensive loss	$(1,333,200)	$(1,321,600)	$(4,130,200)	$(4,434,900)

NOTE 7 — RELATED PARTY TRANSACTIONS
On December 16, 2009, the Company entered into a Participation Agreement with the District whereby the Company agreed to provide funding to the District in connection with the District joining the South Metro Water Supply Authority (“SMWSA”). During the three and nine months ended May 31, 2010, the Company provided funding of approximately $92,100, which was the initial membership fees required for the District to join SMWSA. We anticipate providing additional funding of approximately $20,000 per year to maintain the District’s membership in SMWSA. The $92,100 funding was expensed in the general and administrative line in the accompanying statement of operations.
In 1995, the Company extended a loan to the District. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at May 31, 2010) and matures on December 31, 2010. The approximately $516,800 balance of the note receivable at May 31, 2010 includes principal borrowings of approximately $229,300 and accrued interest of approximately $287,500. Because the Company does not expect to collect this loan before the December 31, 2010 maturity date, and it intends to extend the maturity date for one year, the receivable from the District is recorded as a non-current asset at May 31, 2010. The approximately $507,800 balance of the note receivable at August 31, 2009 includes principal borrowings of approximately $229,300 and accrued interest of approximately $278,500.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2010
NOTE 8 — SIGNIFICANT CUSTOMERS
The Company had accounts receivable from customers totaling the following approximate amounts:

	As of May 31, 2010		As of August 31, 2009
	(unaudited)
		% of Total		% of Total
	Receivable	Accounts	Receivable	Accounts
	Balance	Receivable	Balance	Receivable
Ridgeview Youth Services Center	$45,100	81%	$51,800	82%
County	2,100	4%	3,800	6%
Schmidt Aggregates	5,600	10%	4,700	7%

Combined	$52,800	95%	$60,300	95%

The Company earned water and wastewater revenues from two customers totaling the following approximate amounts (amounts are unaudited):

	Three Months Ended May 31,
	2010		2009
		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues
Ridgeview Youth Services Center	$33,600	58%	$38,900	62%
County	3,100	5%	3,300	5%

Combined	$36,700	63%	$42,200	67%

	Nine Months Ended May 31,
	2010		2009
		% of Total		% of Total
	Revenues	Revenues	Revenues	Revenues
Ridgeview Youth Services Center	$105,900	63%	$113,700	63%
County	8,900	5%	9,300	5%

Combined	$114,800	68%	$123,000	68%

NOTE 9 — SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

	Nine months ended May 31,
	2010	2009
Increase in estimated Tap Participation Fee liability and related discount	$—	$4,714,387

NOTE 10 — SUBSEQUENT EVENTS
We evaluated events that occurred subsequent to May 31, 2010, for recognition or disclosure in the financial statements and notes to the financial statements.
*****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
Certain statements in this Quarterly Report, including estimates, projections, forecasts, and assumptions, but excluding purely historical information, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend,” “would” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation, the timing of development of the areas where we may sell our water, including uncertainties related to the real estate market generally and the development of projects the Company currently has under contract, the market price of water, changes in customer consumption patterns, changes in applicable statutory and regulatory requirements, uncertainties in the estimation of water available under decrees, costs of delivery of water and treatment of wastewater, uncertainties in the estimation of costs of construction projects, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, climatic and weather conditions, labor relations, availability and cost of material and equipment, delays in anticipated permit and construction dates, environmental risks, the results of financing efforts and the ability to meet capital requirements, and general economic conditions. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
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

Our Business
Pure Cycle Corporation is a water and wastewater service provider engaged in the design, construction, operation and maintenance of water and wastewater systems. We contract with land owners, land developers, home builders, cities, and municipalities to design, construct, operate and maintain water and wastewater systems using our water portfolio, which includes surface water and groundwater supplies, surface water storage, alluvial aquifer storage, and reclaimed water supplies. We generate cash flows and revenues primarily from (i) water and wastewater tap (connection) charges and (ii) monthly service fees and consumption charges. Water and wastewater tap fee charges are one-time fees paid by developers or other customers for the right to obtain service from us. A portion of the tap fee revenue is used by us to construct various facilities to withdraw, store, treat, and distribute potable water; to collect and treat wastewater and to store, treat, and distribute reclaimed and raw water for irrigation and other non-potable uses. Monthly water service fees, consumption charges (based on metered deliveries of potable water and irrigation water, which are billed at different rates), flat monthly wastewater service fees, and other service related fees are paid by our customers (e.g., homeowners, businesses, institutional facilities, etc.). We currently provide water services to approximately 247 single-family-equivalent water connections and 157 single-family-equivalent wastewater connections located in the southeastern Denver metropolitan area. We also provide contract operating services to other water providers, land owners, etc., where we manage specific functions of their water and/or wastewater systems.
We have a vertically integrated business model which provides us with control and efficiency in the provision of water and wastewater services by owning all components necessary to offer complete water and wastewater services. Having a vertically integrated system means we own all assets required to provide water and wastewater services, including the following:
•	Water rights used to provide domestic and irrigation water to customers;
•	Infrastructure required to withdraw, treat, store and deliver domestic water to customers;
•	Infrastructure required to collect, treat, store and reuse wastewater; and
•	Infrastructure required to treat and deliver reclaimed water for irrigation customers.
We did not sell any water taps or wastewater taps during the three or nine months ended May 31, 2010 and 2009. We received approximately $27,300 and $76,700 from the sale of water during the three and nine months ended May 31, 2010, respectively. We received approximately $31,800 and $88,400 from the sale of water during the three and nine months ended May 31, 2009, respectively. We received approximately $16,700 and $50,200 from monthly wastewater service fees during each of the three and nine month periods ended May 31, 2010 and 2009, respectively. Currently all monthly water and wastewater fees are generated utilizing our “Rangeview Water Supply” (defined in our 2009 Annual Report on Form 10-K). See Critical Accounting Policies below regarding our revenue recognition policies for tap fees and construction fees.
Results of Operations
Executive Summary
The results of our operations for the three months ended May 31, 2010 and 2009 are as follows:

Summary Table 1
	Three Months Ended May 31:
	2010	2009	Change	% Change
Millions of gallons of water delivered	5.6	7.6	(2.0)	-26%
Water revenues generated	$27,300	$31,800	$(4,500)	-14%
Operating costs to deliver water (excluding depreciation and depletion)	$7,800	$10,200	$(2,400)	-24%
Water delivery gross margin %	71%	68%

Wastewater treatment revenues	$16,700	$16,700	$—	0%
Operating costs to treat wastewater	$5,800	$4,500	$1,300	29%
Wastewater treatment gross margin %	65%	73%

General and administrative expenses	$387,300	$455,500	$(68,200)	-15%

Net losses	$1,333,400	$1,325,200	$8,200	1%

Summary Table 2
	Nine Months Ended May 31,
	2010	2009	Change	% Change
Millions of gallons of water delivered	13.7	19.2	(5.5)	-29%
Water revenues generated	$76,700	$88,400	$(11,700)	-13%
Operating costs to deliver water (excluding depreciation and depletion)	$33,200	$38,000	$(4,800)	-13%
Water delivery gross margin %	57%	57%

Wastewater treatment revenues	$50,200	$50,200	$—	0%
Operating costs to treat wastewater	$16,200	$16,100	$100	1%
Wastewater treatment gross margin %	68%	68%

General and administrative expenses	$1,327,500	$1,547,900	$(220,400)	-14%

Net losses	$4,126,400	$4,438,500	$(312,100)	-7%
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
Comparison of usage fees and gross margins
Water deliveries for the three and nine months ended May 31, 2010, decreased 26% and 29%, respectively, over the comparable periods in 2009. This was mainly attributable to decreased water usage at our largest customer due to a reduction in funding experienced by the customer as a result of the economy, which resulted in the closing of student housing facilities resulting in reduced water usage. As a result, water usage revenues decreased 14% and 13% for the three and nine months ended May 31, 2010 over the comparable periods in 2009, respectfully. The percentage decreases were less than the water usage percentage decrease due to rate increases at July 1, 2009.
Despite the decreased water usage and therefore decreased water usage revenue, our gross margins remained consistent period over period, and even increased slightly during the three months ended May 31, 2010 compared to 2009. This is because we were able to reduce certain costs commensurate with the reductions in water deliveries.
Wastewater revenues remain unchanged from 2009 to 2010. The wastewater operating gross margin percentage for the three months ended May 31, 2010 decreased approximately 8% over the comparable period in 2009, and the wastewater operating gross margin percentage was unchanged for the nine months ended May 31, 2010 compared to the nine months ended May 31, 2009. The wastewater margin decrease was due to higher energy costs and testing costs at our wastewater facility.
Tap Fees
We recognized approximately $3,600 and $10,700 of water tap fee revenues during each of the three and nine month periods ended May 31, 2010 and 2009, respectively, related to the Agreement for Water Service (the “County Agreement”) with Arapahoe County (the “County”). In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we began recognizing the water tap fees as revenue ratably over the estimated service period upon completion of the Wholesale Facilities in fiscal 2006. The water tap fees to be recognized over this period are net of the royalty payments to the State Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the Comprehensive Amendment Agreement No. 1 (the “CAA”) as further described in Note 5 to the accompanying financial statements.
We recognized approximately $10,400 and $31,100 of “Special Facilities” funding as revenue during each of the three and nine month periods ended May 31, 2010 and 2009, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 4 to the financial statements contained in our 2009 Annual Report on Form 10-K.
As of May 31, 2010, we have deferred recognition of approximately $1.5 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

General and Administrative Expenses
General and administrative expenses for the three and nine months ended May 31, 2010 increased approximately 15% and decreased approximately 14%, respectively, over the comparable periods in 2009. Our general and administrative expenses for the three and nine months ended May 31, 2010 and 2009, respectively, are comprised of approximately:
•	Salary and related expenses:
•	Including share-based compensation expenses:
•
Were $147,300 and $440,600, for the three and nine months ended May 31, 2010, respectively, and were $189,800 and $588,400 for the three and nine months ended May 31, 2009, respectively. The decreases were mainly a result of the reduced share-based compensation expense due to the lower stock price resulting in a lower fair value per option share and more options being expensed in the prior year than in the current year.

•	Excluding share-based compensation expenses:
•
Were $133,700 and $384,700, for the three and nine months ended May 31, 2010, respectively, and were $124,900 and $369,800, for the three and nine months ended May 31, 2009, respectively. The increases in the salary and related expenses excluding share-based compensation expenses was mainly due to us recording 50% of the salary of a farm manager in the Arkansas Valley this year starting January 1, 2010 in our salary and wages accounts. These expenses were included in a separate line item in the 2009 general and administrative expenses.

•
During the nine months ended May 31, 2010, we, along with the District, paid approximately $92,100 to join the South Metro Water Supply Authority (“SMWSA”). Per the SMWSA’s website, SMWSA “is the region’s leader in the development of innovative water supply and infrastructure projects. SMWSA is an experienced and knowledgeable entity that plans, develops and sources renewable water for Douglas and Arapahoe Counties in Colorado. The organization is comprised of 14 individual water providers that work collaboratively to foster long-term reliable water supplies through water acquisition and infrastructure development.”

•
Fort Lyon Canal Company (“FLCC”) water assessment fees were $83,800 and $271,400, for the three and nine months ended May 31, 2010, respectively, and were $83,900 and $258,100, for the three and nine months ended May 31, 2009, respectively. The increase in the nine months ended expense is a result of increased 2010 calendar year assessments. In December 2009, the FLCC shareholders approved a $1.00 per share increase in the fees which will result in an increase of our fees of approximately $21,600 per year. The calendar 2010 FLCC fee is $15.50 per share.

•
Professional fees were $58,300 and $144,300, for the three and nine months ended May 31, 2010, respectively, and were $80,400 and $272,700, for the three and nine months ended May 31, 2009, respectively. The reductions in professional fees was due to our cost reduction efforts in light of the withdrawal of the developer from the Lowry Range in January 2009, which has delayed development at the Lowry Range.

•
Consulting fees were $15,000 and $42,500, for the three and nine months ended May 31, 2010, respectively, and were $12,400 and $74,800, for the three and nine months ended May 31, 2009, respectively. Consulting fees were reduced for the same reasons as professional fees were reduced.

Other Income and Expenses
Interest income totaled approximately $18,200 and $55,400 for the three and nine months ended May 31, 2010, respectively. Interest income totaled approximately $12,900 and $70,500 for the three and nine months ended May 31, 2009, respectively. This represents interest earned on the temporary investment of capital, interest accrued on our notes receivable from related parties and interest accrued on the construction proceeds receivable from Arapahoe County. The decrease is due to the continued decline in interest rates both on our invested capital and for the notes receivable from related parties as well as reductions in invested capital due to the use of capital for operations. Our temporary investments were invested in overnight money market funds related to treasury obligations until March 2009 when we transferred approximately $3.0 million into federally insured certificates of deposit with scheduled maturities and set interest rates which are not subject to market risk. Our certificates of deposit are held by various financial institutions in amounts less than federally insured limits.
The imputed interest expense is related to the Tap Participation Fee payable to High Plains A&M, LLC (“HP A&M”) (as defined in the Liquidity and Capital Resources section below). This represents the expensed portion of the difference between the estimated fair value of the liability and the net present value of the liability recognized under the effective interest method. For the three and nine months ended May 31, 2010, we imputed interest on the Tap Participation Fee of approximately $912,000 and $2.7 million, respectively. For the three and nine months ended May 31, 2009, we imputed interest on the Tap Participation Fee of approximately $858,000 and $2.9 million, respectively. See also Note 1 to the accompanying financial statements for discussion on the revaluation of the Tap Participation Fee in fiscal 2009.
Net losses for the three months ended May 31, 2010 increased approximately 1% over the comparable period in 2009. The increase is attributable mainly to the increased imputed interest on the Tap Participation Fee, which was offset by our cost cutting efforts noted above. Net losses for the nine months ended May 31, 2010 decreased approximately 7% over the comparable period in 2009. This is due mainly to our cost cutting measures this year as detailed in the general and administrative expense fluctuation analysis above, offset by the payment of approximately $92,100 to join SMWSA as described above.
Liquidity and Capital Resources
At May 31, 2010, our working capital, defined as current assets less current liabilities, was approximately $2.7 million, approximately $2.5 million of which consisted of cash and cash equivalents and certificates of deposit. We also have an effective shelf registration statement pursuant to which we may elect to sell up to another $5.7 million of stock at any time and from time to time. We believe that at May 31, 2010, we have sufficient working capital to fund our operations for the next fiscal year. However, there can be no assurance that we will be successful in marketing the water from our primary water projects in the near term. In order to generate working capital to support our operations, we may incur additional short or long-term debt or seek to sell additional equity securities.
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
As further described in our 2009 Annual Report on Form 10-K, Critical Accounting Policies below and Note 1 to the accompanying financial statements, pursuant to the Arkansas River Agreement we agreed to pay HP A&M 10% of our water tap fees received on the sale of the next 40,000 water taps we sell from and after the date of the Arkansas River Agreement (the “Tap Participation Fee”). As of May 31, 2010, we have estimated the value of the Tap Participation Fee payable to HP A&M at approximately $113.1 million. The balance reflected on the accompanying balance sheet of approximately $59.3 million excludes the discount of $60.2 million based on a discounted cash flow valuation analysis, which was originally prepared at August 31, 2006, and was updated as of February 28, 2009 (no update was deemed necessary at May 31, 2010). See Note 1 in the accompanying financial statements for further discussion of the revaluation. The actual amount to be paid will inevitably be different from our estimates. Tap participation payments are not payable to HP A&M until we receive water tap fee payments. We did not sell any taps and did not make any Tap Participation Fee payments during the three or nine months ended May 31, 2010. There remain 38,937 taps subject to the Tap Participation Fee as of May 31, 2010.

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
Cash used by operating activities was approximately $1.2 million for both nine month periods ended May 31, 2010 and 2009, respectively, which is consistent period over period.
We incurred approximately $291,400 and $286,100 of depreciation, depletion and other non-cash charges during the nine months ended May 31, 2010 and 2009, respectively, which is a change of less than 2%.
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
Investing activities provided approximately $956,200 during the nine months ended May 31, 2010, predominately from the sale of marketable securities which totaled $975,800 which was offset by investments in water systems of approximately $19,600. Investing activities used approximately $3.1 million during the nine months ended May 31, 2009, predominately for the purchase of marketable securities ($3.0 million) and investments in water supplies and systems ($110,400).
Financing Activities
Financing activities provided approximately $59,400 during the nine months ended May 31, 2010, predominately due to approximately $61,600 of construction proceed payments received from Arapahoe County, which were partially offset by payments to the CAA holders. Financing activities provided approximately $22,200 during the nine months ended May 31, 2009, predominately due to approximately $61,600 of construction proceed payments received from Arapahoe County, which were partially offset by the approximately $37,500 Tap Participation Fee payments made to HP A&M related to the sale of the non-irrigated land.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist entirely of the CAA, which is more fully described in Note 5 to the financial statements contained in our 2009 Annual Report on Form 10-K, and in Note 5 to the accompanying financial statements.
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
Revenue Recognition
Our revenues consist mainly of tap fees and monthly service fees. As further described in Note 2 to the financial statements in our 2009 Annual Report on Form 10-K, proceeds from tap sales are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. When we construct infrastructure to be owned by the customer, we recognize tap fee revenue pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the three and nine months ended May 31, 2010 or 2009.
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
Our water assets will be utilized in the provision of water services which will encompass many housing and economic cycles. Our service capacities are quantitatively estimated based on an average single family home utilizing .4 acre-feet of water per year. Our water supplies are legally decreed to us through the Colorado Water Court. The Colorado Water Court decree allocates a specific amount of water (subject to continued beneficial use) which historically has not changed. Thus, individual housing and economic cycles typically do not have an impact on the number of connections we can serve or the amount of water legally decreed to us.
We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. There were no assets to be disposed of at May 31, 2010.

Our Front Range and Arkansas River Water Rights
We determine the undiscounted cash flows for our Denver based assets and the Arkansas River Valley assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs, inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2009, and determined that our Rangeview and Arkansas River water assets were not impaired and their costs were deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g. Sky Ranch and the Lowry Range) as well as in surrounding areas including the Front Range and the I-70 corridor. We estimate that we have the ability to provide water services to approximately 180,000 SFE’s using our combined Front Range and Arkansas River water assets which have a carrying value of approximately $97.4 million as of May 31, 2010. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $22,500 and estimated gross margins, we estimate that we would need to add approximately 8,000 new water connections (requiring approximately 4.8% of our portfolio) to generate net revenues sufficient to recover the costs of our Front Range and Arkansas River water assets. If tap fees increase 5%, we would need to add approximately 7,600 new water taps (requiring approximately 4.6% of our portfolio) to recover the costs of our Front Range and Arkansas River water assets. If tap fees decrease 5%, we would need to add approximately 8,400 new water taps (requiring approximately 5.0% of our portfolio) to recover the costs of our Front Range and Arkansas River water assets.
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
Tap Participation Fee
On August 31, 2006, we acquired 60,000 acre-feet of Arkansas River water along with approximately 17,500 acres of real property and other associated rights from HP A&M. Along with common stock issued to HP A&M, we agreed to pay HP A&M 10% (this may increase to 20% under circumstances described in Note 8 to the 2009 Annual Report on Form 10-K) of our tap fees on the sale of the next 40,000 water taps we sell from and after the date of the Arkansas River Agreement, of which 38,937 water taps remain to be paid as of May 31, 2010. The Tap Participation Fee is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased in the HP A&M acquisition. The Tap Participation Fee liability is valued by estimating new home development in our service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver metropolitan area. This development pattern was then applied to estimated future water tap fees determined by using historical water tap fee trends. Based on updated new home activity in the Denver metropolitan area, we updated the estimated discounted cash flow analysis as of February 28, 2009. Due to a lack of significant changes, no such update was deemed necessary as of May 31, 2010. Actual new home development in our service area and actual future tap fees inevitably will vary significantly from our estimates which could have a material impact on our financial statements as well as our results of operations. An important component in our estimate of the value of the Tap Participation Fee, which is based on historical trends, is that we reasonably expect water tap fees to continue to increase in the coming years. Tap fees are market based, and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees are thus partially indicative of the increasing value of our water assets. We continue to assess the value of the Tap Participation Fee liability and update its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee.

Obligations Payable by HP A&M
Certain of the properties we acquired pursuant to the Arkansas River Agreement are subject to outstanding promissory notes with principal and accrued interest totaling approximately $11.5 million at May 31, 2010. These notes are secured by deeds of trust on the properties. We did not assume any of these promissory notes and are not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. However, in the event of default by HP A&M, we may make payments on any or all of the notes and cure any or all defaults. If we do not cure the defaults, we will lose the properties securing the defaulted notes and the water rights associated with said properties. If HP A&M defaults on any of the promissory notes, we can foreclose on a defined amount of Pure Cycle stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Although the likelihood of HP A&M defaulting on the notes is deemed remote, which is the primary reason these notes are not reflected on our balance sheet, we continue to monitor the status of the notes for any indications of default. We are not aware of any defaults by HP A&M as of May 31, 2010.
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
Interest Rates
The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of May 31, 2010, the majority of our capital is invested in certificates of deposit with stated maturities and locked interest rates and therefore not subject to interest rate fluctuations. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedure
We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of May 31, 2010, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting
None.
Part II

Item 6.	Exhibits

Exhibits

3.1	Articles of Incorporation of Pure Cycle Corporation — Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on December 14, 2007.

3.2	Bylaws of Pure Cycle Corporation — Incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed on December 14, 2007.

4.1	Specimen Stock Certificate. *

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
PURE CYCLE CORPORATION

/s/ Mark W. Harding Mark W. Harding
President and Chief Financial Officer
July 9, 2010