Form 10-K
period 2010-08-31
PURE CYCLE CORP
filed 2010-11-12
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-8814
PURE CYCLE CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0705083

(State of incorporation)	(I.R.S. Employer Identification No.)

500 East 8th Ave, Suite 201, Denver, CO 80203	(303) 292-3456

(Address of principal executive office) (Zip Code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock 1/3 of $.01 par value	The NASDAQ Stock Market, LLC

(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $32,766,000
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of November 12, 2010 was: 22,055,497
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement for the 2010 annual meeting of stockholders, which will be filed with the SEC within 120 days of the close of the fiscal year ended August 31, 2010.

“SAFE HARBOR” STATEMENT UNDER THE UNITED STATES PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
Statements that are not historical facts contained in this Annual Report on Form 10-K are forward looking statements that involve risk and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation, the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability, population growth, and employment rates, the market price of water, changes in customer consumption patterns, changes in applicable statutory and regulatory requirements, uncertainties in the estimation of water available under decrees, costs of delivery of water and treatment of wastewater, uncertainties in the estimation of costs of construction projects, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, climatic and weather conditions, including flood and droughts, labor relations, availability and cost of material and equipment, delays in anticipated permit and construction dates, environmental risks, the results of financing efforts and the ability to meet capital requirements, and general economic conditions.
PART I
Item 1 — Business
Summary
Pure Cycle Corporation was incorporated in Delaware in 1976 and reincorporated in Colorado in 2008.
We are a vertically integrated water and wastewater service provider that contracts with landowners, land developers, home builders, cities and municipalities to design, construct, operate and maintain water and wastewater systems. As a vertically integrated service provider, we own all assets necessary to provide water and wastewater services to customers. This includes owning (i) water rights to provide domestic and irrigation water to customers (we own surface water, groundwater, reclaimed water rights and storage rights), (ii) infrastructure (such as wells, diversion structures, pipelines, reservoirs and treatment facilities) required to withdraw, treat, store and deliver domestic water to customers, (iii) infrastructure required to collect, treat, store and reuse wastewater, and (iv) infrastructure required to treat and deliver reclaimed water for irrigation use by customers.
We generate cash flows and revenues by (i) selling taps (connections) to our water and wastewater systems and/or (ii) monthly service fees and consumption charges from metered deliveries.
We currently provide water services to approximately 258 Single Family Equivalent (“SFE”) (as defined below) water connections and 157 SFE wastewater connections located in southeastern metropolitan Denver.
We plan to utilize our significant water assets, which are described in the Our Water Assets section below, to provide residential/commercial water and wastewater services to communities along the eastern slope of the Rocky Mountains in Colorado, in the area extending essentially from Ft. Collins on the north to Colorado Springs on the south which is generally referred to as the “Front Range”. Principally we are targeting the “I-70 corridor” which is located east of downtown Denver and south of the Denver International Airport. This area is predominately undeveloped and is expected to experience substantial growth over the next 30 years.

Glossary of terms
The following terms are commonly used in the water industry and are used throughout our annual report:
•
Acre-foot — approximately 326,000 gallons of water, or enough water to cover an acre of ground with one foot of water. For some instances herein, as context dictates, the term acre feet is used to designate an annual decreed amount of water that might be available during a typical year.

•	Consumptive Use — the amount of water that is evaporated, transpired, incorporated into products or crops, consumed by humans or livestock, or otherwise removed from the immediate water environment.
•
Customer Facilities — facilities that carry potable water and reclaimed water to customers from the retail water distribution system (see “Retail Facilities” below) and collect wastewater from customers and transfer it to the retail wastewater collection system. Water and wastewater service lines, interior plumbing, meters and other components are typical examples of Customer Facilities. In many cases, portions of the Customer Facilities are constructed by the developer, but they are owned and maintained by the customer.

•
Non-tributary groundwater — water that is physically separated from surface water by impermeable layers in an aquifer or located outside the boundaries of any designated groundwater basin. The withdrawal of such water will not, within one hundred years of continuous withdrawal, deplete the flow of a natural stream at an annual rate greater than one-tenth of one percent of the annual rate of withdrawal.

•
Not non-tributary groundwater — water located within those portions of the Dawson, Denver, Arapahoe, and Laramie-Fox Hills aquifers that are outside the boundaries of any designated groundwater basin, the withdrawal of which will, within one hundred years, deplete the flow of a natural stream at an annual rate of greater than one-tenth of one percent of the annual rate of withdrawal.

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

•	Section — a parcel of land equal to one square mile and containing 640 acres.
•
Single Family Equivalent unit (“SFE”) — One SFE is a customer; whether residential, commercial or industrial; that imparts a demand on our water or wastewater systems similar to the demand of a family of four persons living in a single family house on a standard sized lot. One SFE is assumed to have a water demand of approximately 0.4 acre-feet per year and to contribute wastewater flows of approximately 300 gallons per day

•
Special Facilities — facilities that are required to extend services to an individual development and are not otherwise classified as a typical “Wholesale Facility” or “Retail Facility.” Temporary infrastructure required prior to construction of permanent water and wastewater systems or transmission pipelines to transfer water from one location to another are examples of Special Facilities. We typically design and construct the Special Facilities using funds provided by the developer in addition to the normal rates, fees and charges that we collect from our customers. We are typically responsible for the operation and maintenance of the Special Facilities upon completion.

•	Tributary groundwater — all water located in an aquifer that is hydrologically connected to a natural stream and is not considered non-tributary or not non-tributary.
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

Our Water Assets
This section should be read in conjunction with Item 1A — Risk Factors, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Use of Estimates, and Note 4 to the accompanying financial statements.

The approximately $102.9 million of capitalized water costs on our balance sheet represents the costs of the water rights we own and the related infrastructure developed to provide water and wastewater services. Each of these assets is explained in detail below.
Rangeview Water Supply and the Lowry Range
Our Rangeview Water
Collectively we refer to the water and storage rights described in this paragraph as our “Rangeview Water Supply.” At the “Lowry Range” (described below) we own or control a total of approximately 3,300 acre feet of tributary surface water, 25,050 acre feet of nontributary and not-nontributary groundwater rights, and storage rights. Of the 25,050 acre feet of Lowry Range groundwater, we own approximately 11,650 acre feet of non-tributary and not non-tributary groundwater which we can “export” from the Lowry Range to supply water to nearby communities and developers in need of additional water supplies (this water asset is referred to as our “Export Water”). We also have the right to convert up to 1,650 acre feet of the Export groundwater to a similar amount of surface water for use off the Lowry Range. We hold the exclusive right to develop and deliver through 2081 the remaining 13,400 acre feet of groundwater, along with the balance of the surface water, for use on the Lowry Range.
We acquired our Rangeview Water Supply in April 1996 pursuant to the following agreements:
(i)
The 1996 Amended and Restated Lease Agreement (the “Lease”) between the State Board of Land Commissioners (the “Land Board”) and the Rangeview Metropolitan District (the “District”), a quasi-municipal political subdivision of the State of Colorado;

(ii)	The Agreement for Sale of Export Water between us and the District; and
(iii)	The Water Service Agreement between us and the District for the provision of water service to the District’s Service Area.
Additionally, in 1997 we entered into a Wastewater Service Agreement (the “Wastewater Agreement”) with the District to provide wastewater service to customers within the District’s service area. All of the foregoing agreements are collectively referred to as the “Rangeview Water Agreements.”
Pursuant to the Rangeview Water Agreements, we design, construct, operate and maintain the District’s water and wastewater systems to provide water and wastewater service to customers within the District’s 24,000 acre service area at the Lowry Range. On the Lowry Range, we operate both the water and the wastewater systems during our contract period on behalf of the District, who owns the facilities for both systems. At the expiration of our contract term in 2081, ownership of the water system facilities servicing customers on the Lowry Range will revert to the Land Board, with the District retaining ownership of the wastewater facilities. Off the Lowry Range, we use our Export Water as well as other supplies owned by us to provide water service and wastewater service to our customers and we own these facilities.
The Lowry Range Property
The Lowry Range was acquired by the Land Board in the 1960’s and according to the Land Board; it is one of the most complex and visible properties held in trust by the Land Board. Located in unincorporated Arapahoe County, about 20 miles southeast of downtown Denver, the Lowry Range is one of the largest contiguous parcels under single ownership next to a major metropolitan area in the United States. The Lowry Range is approximately 26,000 acres in size or about 40 square miles of land. Of the 26,000 acres, we have the exclusive rights to provide water and wastewater services to approximately 24,000 acres.
Future plans for the Lowry Range are based on a three-part vision as established by the Land Board. The current vision centers around (i) large-scale open space and conservation lands with continued agricultural use, (ii) development of water resources and potential reservoir sites, and (iii) a sustainable mixed-use development on a portion of the Lowry Range. However, the Land Board has no active development plans. Previous development plans ended when the developer withdrew from the project.
Arkansas River Water and Land
On August 31, 2006, we acquired water and land in the Arkansas River Valley in southern Colorado from High Plains A&M, LLC (“HP A&M”) pursuant to an asset purchase agreement (the “Arkansas River Agreement”). We own approximately 60,000 acre-feet of surface water rights in the Arkansas River together with approximately 17,500 acres of irrigated farm land in southeastern Colorado. Currently we are leasing our land and water to area farmers who continue to irrigate the land for agricultural purposes. The water rights we own are represented by over 21,600 shares of the Fort Lyon Canal Company (the “FLCC”), which is a non-profit mutual ditch company established in the late 1800’s to operate and maintain the 110-mile long Fort Lyon Canal between La Junta, Colorado and Lamar, Colorado.

It is our intention to change the use of the Arkansas River water from being exclusively for agricultural purposes to municipal and industrial purposes. We will utilize this water to help meet the growing water demands of Colorado’s Front Range. We anticipate that approximately 40,000 acre feet of the 60,000 acre feet we own will be available for non-agricultural uses. Owning the land and water interest allows us to work cooperatively with our agricultural lessees to maintain productive agricultural operations and make improvements to the land and water which we anticipate will produce efficiencies which will make water available for other than agricultural uses.
Timing of the development of the Arkansas River water will depend on the timing of new connections to our water and wastewater systems. We plan to fund the development of the Arkansas River water, much like the other water we own, by using proceeds generated from the sale of water taps associated with new connections to our system. This will fund the construction of infrastructure to treat and transport the Arkansas River water to our service areas. In addition to increasing our service capacities, the Arkansas River water may present additional market opportunities for us to assist other water providers in solving their long-term water supply needs for their existing and new connections.
Arapahoe County Fairgrounds Agreement for Water Service
In 2005, we entered into an Agreement for Water Service (the “County Agreement”) with Arapahoe County (the “County”) to design, construct, operate and maintain a water system for, and provide water services to, the Arapahoe County Fairgrounds (the “Fairgrounds”), which is located west of the Lowry Range. Pursuant to the County Agreement we purchased 321 acre-feet of water in 2008. Further details of the funding arrangements with the County are described in Note 4 to the accompanying financial statements.
Pursuant to the County Agreement we constructed and we own a new deep water well, a 500,000 gallon water tank and pipelines to transport water to the Fairgrounds. The construction of these items was completed in our fiscal 2006, and we began providing water service to the Fairgrounds on July 21, 2006.
Sky Ranch Water Supply and Water Service Agreements
In 2003 and 2004, we entered into two water service agreements and a groundwater purchase agreement with the developer of approximately 940 acres of land known as Sky Ranch. Sky Ranch is located in Arapahoe County, Colorado directly adjacent to I-70, approximately 16 miles east of downtown Denver, 4 miles north of the Lowry Range, and 4 miles south of Denver International Airport. Sky Ranch has been zoned for residential, commercial and retail uses and may include up to 4,850 SFE’s. In 2007 the developer of Sky Ranch, Neumann Homes, Inc., filed for bankruptcy protection. On October 18, 2010, pursuant to a Loan Sale and Assignment Agreement (the “Loan Sale Agreement”) with the Bank of America, N.A. (“BofA”) we acquired the promissory note payable by Sky Ranch, LLC (a wholly owned subsidiary of Neumann Homes, Inc.) to BofA and the deed of trust granted by Sky Ranch, LLC to secure the promissory note for cash payments totaling $7.0 million. We made a $700,000 escrow payment on July 30, 2010 and paid the remaining $6.3 million on October 18, 2010. On October 26, 2010, the United States Bankruptcy Court, Northern District of Illinois, entered an order granting our motion requesting that title to the Sky Ranch property be deeded to us free and clear of all bankruptcy claims. Pursuant to the order, we own the Sky Ranch property effective as of November 2, 2010.
Owning Sky Ranch provides new opportunities to us and our shareholders. First, purchasing the land interest removes the uncertainties created by the bankruptcy as to when the property would be available to the market for development and the enforceability of our water service agreements. Second, in addition to our previous contractual right to provide water service to the property, we now have the right to provide and control wastewater service to the property. This will enable us to implement our environmentally sensitive water reuse system using highly treated effluent water distributed through a dedicated reclaimed water distribution system for all outdoor irrigation demands on the property. Third, we acquired approximately 739 acre feet of water rights associated with the land to add to the approximately 89 acre feet we acquired prior to the bankruptcy.

The Sky Ranch property is fully zoned and entitled. Based on records obtained from the bankruptcy court, the previous developer invested nearly $7.0 million in the property for planning, engineering, soil and geotechnical evaluations, transportation studies, roadway alignments, infrastructure planning, etc. We currently envision that when development at Sky Ranch begins, the development will be in the form of entry level housing (houses costing less than $300,000). We will not construct infrastructure such as roads, curbs and gutters. Instead we will partner with national home builders/developers for these improvements as part of our plan to provide the market with competitively priced lots that are ready for development together with affordable, sustainable, environmentally sound water and wastewater services. We anticipate working with the builders/developers to bring a product to the Denver market that is both affordable and desirable. Although we do not know exactly when this property will be developed, land development experts believe the entry level housing market will be the first product to rebound in the Denver metropolitan area. At full development, the water and wastewater utilities at Sky Ranch are anticipated to generate in excess of $132 million in tap fee revenue and $6 million annually in service fee revenue (based on current fees and charges).
In order to finance the Sky Ranch acquisition, we issued a $5.2 million Convertible Negotiable Note Payable (the “Convertible Note”) and sold 1,848,931 shares of our common stock pursuant to an effective shelf registration statement for $3.00 per share. These financing transactions are described in further detail in Note 14 to the accompanying financial statements.
Paradise Water Supply
In 1987 we acquired the conditional rights to build a 70,000 acre-foot reservoir to store Colorado River tributary water and a right-of-way permit from the U.S. Bureau of Land Management for property at the dam and reservoir site (collectively known as our “Paradise Water Supply”). Due to the significant development costs of water assets along the western slope and agreements with other western slope water interests, the use of our Paradise Water Supply is limited to opportunities along the western slope. We anticipate the primary market for the Paradise Water Supply to be the energy industry. Our storage and water rights are located along the energy rich western slope in Colorado, and water availability is an important factor in the development and production of these energy supplies.
See the discussion of impairment analysis in the Critical Accounting Policies section below for more information. See also Note 4 to the accompanying financial statements for information concerning the finding of reasonable diligence review by the State Engineer.
Well Enhancement and Recovery Systems
In January 2007, we, along with two other parties formed Well Enhancement and Recovery Systems, LLC (“Well Enhancement LLC”), to develop a new deep water well enhancement tool and process which we believe will increase the efficiency of wells into the Denver Basin groundwater formation. In our fiscal 2008, the well enhancement tool and process was completed and tested on two deep water wells developed by an area water provider with favorable results. According to results from studies performed by an independent hydro-geologist, the well enhancement tool effectively increased the production of the two test wells by approximately 80% and 83% when compared to that of nearby wells developed in similar formations at similar depths. Based on the positive results of the test wells, we continue to refine the process of enhancing deep water wells and anticipate marketing the tool to area water providers. We did not utilize the well enhancement tool during 2010 due to a lack of wells being drilled in the Denver metropolitan market. On April 27, 2010, we and the other remaining owner of Well Enhancement LLC acquired the third partner’s 1/3rd interest in Well Enhancement LLC. Following the acquisition, the remaining partners each hold a 50% interest in Well Enhancement LLC.
Revenues
We generate revenues predominately from three sources: (i) one time water and wastewater tap fees, (ii) construction fees, and (iii) monthly service fees. Our revenue sources and how we account for them are described in greater detail below. We typically negotiate the payment terms for tap fees, construction fees, and other water and wastewater service fees with each developer, builder or municipality as a component of our service agreements prior to construction of the project.
Water and Wastewater Tap Fees
Tap fees are paid by the developer in advance of construction activities and are non-refundable. Tap fees are typically used to fund construction of the Wholesale Facilities and defray the acquisition costs of obtaining water rights.
Pursuant to our Rangeview Water Agreements, our water tap fees (as well as water usage charges described further below) are market driven, in that our rates and charges may not exceed the average of similar rates and charges of three nearby water providers. Despite increases in the water tap fees at these three nearby water providers, our water tap fees and wastewater tap fees remain unchanged at $22,500 per SFE and $4,883 per SFE, respectively. Due to increases in tap fees at the surrounding water providers, water tap fees were last increased on July 1, 2009, by $1,000 to $22,500 per SFE, which was a 4.7% increase over the 2008 water tap fee. Wastewater tap fees have not changed since 2003.

Table A provides a summary of our water tap fees since 2006:
Table A — Water System Tap Fees

	2010	2009	2008	2007	2006
Water tap fees per SFE	$22,500	$22,500	$21,500	$20,000	$16,840
Percentage Increase	0.0%	4.7%	7.5%	18.8%	14.2%
Percentage increase from 2006-2010	34%
Developers owning rights to either surface water or groundwater underlying their properties may receive a credit against a portion of their water tap fees if they elect to sell their water to us. Any credit is negotiated at the time a service agreement is entered into with respect to the property.
Construction Fees
Construction fees are fees we receive, typically in advance, from developers for us to build certain infrastructure such as Special Facilities which are normally the responsibility of the developer.
Monthly Service Fees
Monthly water usage charges are assessed to customers based on actual metered deliveries each month. Water usage pricing is capped at the average of the prices charged by the same three surrounding water providers used as the basis for our water tap fees. As a result of increases in usage fees for these local water providers, as of July 1, 2010, we increased our usage charges as noted in Table B below.
Table B — Tiered Water Usage Pricing Structure

	Price ($ per thousand gallons)
Amount of consumption	2010	2009	2008
Base charge per SFE	$27.62	$25.11	$25.11
0 gallons to 10,000 gallons	$2.81	$2.55	$2.55
10,001 gallons to 20,000 gallons	$3.69	$3.35	$3.35
20,001 gallons and above	$6.56	$5.96	$5.96
The figures in Table B reflect the amounts charged to customers and do not reflect the royalties and fees retained by the Land Board and the District as further described below:
Water revenues are tiered based on timing and volume of water use. The more water used by a customer in a given month, the higher the cost of additional incremental water deliveries to the customer.
Wastewater customers are charged a flat monthly fee of $37.62 per SFE, or approximately $451 per year per SFE, which was increased on July 1, 2010 from $35.10 per SFE, an increase of approximately 7.0%.
We also collect other immaterial fees and charges from residential customers and other end users to cover miscellaneous administrative and service expenses, such as application fees, review fees and permit fees.
Land Board Royalties
Pursuant to the Rangeview Water Agreements, the Land Board is entitled to royalty payments based on a percentage of revenues earned from water sales that utilize water from the Lowry Range or Export Water. The calculation of royalties depends on whether the customer is located on the Lowry Range or elsewhere and whether the customer is a public or private entity. The Land Board does not receive a royalty from wastewater services.

Lowry Range Customers
Water service related payments from customers located on the Lowry Range generate royalties to the Land Board at a rate of 12% of gross revenues. When either (i) metered production of water used on the Lowry Range in any calendar year exceeds 13,000 acre-feet or (ii) 10,000 surface acres on the Lowry Range have been rezoned to non-agricultural use, finally platted and water tap agreements have been entered into with respect to all improvements to be constructed on such acreage, the Land Board may elect, at its option, to receive, in lieu of its royalty of 12% of gross revenues, 50% of the net profits derived from the sale or other disposition of water on the Lowry Range. To date neither of these conditions has been met and such conditions are not likely to be met any time soon.
Export Water Customers
Export Water royalties vary depending on a number of factors. When we withdraw, treat and deliver water to customers located off the Lowry Range, incurring the costs related to this process, royalties to the Land Board are based on our “Net Revenues.” Net Revenues are defined as gross revenues less costs incurred as a direct and indirect result of incremental activity associated with the withdrawal, treatment and delivery of the water (costs include reasonable overhead allocations). Royalties payable to the Land Board for Export Water sales escalate based on the amount of Net Revenue we receive and are lower for sales to a water district or similar municipal or public entity than for sales to a private entity as noted in Table C.
Table C — Royalties for Export Water Sales

	Royalty Rate
	Private	Public
Net Revenues	Entity Buyer	Entity Buyer
$0 - $45,000,000	12%	10%
$45,000,001 - $60,000,000	24%	20%
$60,000,001 - $75,000,000	36%	30%
$75,000,001 - $90,000,000	48%	40%
Over $90,000,000	50%	50%
District Fees
In exchange for providing water service to the District’s customers (customers on the Lowry Range), we receive 95% of all amounts received by the District relating to water services after deducting the required royalty to the Land Board. In exchange for providing wastewater services, we receive 100% of the District’s wastewater tap fees and 90% of the District’s monthly wastewater service fees, as well as the right to use or sell the reclaimed water.
Tap Participation Fee
As further described in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations: Critical Accounting Policies and Use of Estimates section below, and Note 7 to the accompanying financial statements, we agreed to pay HP A&M 10% (this may increase to 20% under circumstances described in Note 7 to the accompanying financial statements) of the tap fees we receive from the next 40,000 water taps we sell from and after the date of the Arkansas River Agreement. This is referred to as the “Tap Participation Fee.” As of August 31, 2010, 38,937 water taps remain subject to the Tap Participation Fee. The Tap Participation Fee is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased in the HP A&M acquisition.
Significant Customer
We had one customer, the Ridgeview Youth Services Center, which accounted for 64% of our total revenues for each of the three years ended August 31, 2010, 2009 and 2008.

Our Projected Operations
This section should be read in conjunction with Item 1A — Risk Factors.
Along the Front Range of Colorado, there are over 70 separate water providers with varying needs for replacement and new water supplies. We believe that we are well positioned to assist certain of these water providers in meeting their current and future water needs.
We design, construct and operate our existing and future water and wastewater facilities using advanced water purification and wastewater treatment technologies which allow us to use our water supplies in an efficient and environmentally sustainable manner. We plan to develop our water and wastewater systems in stages to efficiently meet demands in our service areas, thereby reducing the amount of up-front capital costs required for construction of facilities. We use third party contractors to construct our facilities as needed. We employ a licensed water and wastewater operator to operate our water and wastewater systems. As our systems expand, we expect to hire additional personnel to operate our systems, which includes water production, treatment, testing, storage, distribution, metering, billing and operations management.
Our water and wastewater systems conjunctively use surface and groundwater supplies and storage of raw water and highly treated effluent supplies to provide a balanced sustainable water supply for our customers. Integrating conservation practices and incentives together with effective water reuse demonstrates our commitment to providing environmentally responsible, sustainable water and wastewater services. Water supplies and water storage reservoirs are competitively sought throughout the west and along the Front Range of Colorado. We believe regional cooperation among area water providers in developing new water supplies, water storage, and transmission and distribution systems, provides the most cost effective way of expanding and enhancing service capacities for area water providers. We continue to discuss developing water supplies and water storage opportunities with area water providers.
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
Our Arkansas River supplies are located in southeast Colorado and will require an approximately 130-mile pipeline and water treatment and pumping facilities with an estimated cost of over $500 million to deliver the water to Front Range customers. Since acquiring the Arkansas River supply, we have investigated various pipeline alignments and potential partnerships for construction of these facilities. In order to use this water for municipal purposes we must file a change of use application with the Colorado water court. This will likely be a lengthy process and require a substantial amount of capital for legal and engineering services. If we successfully change the use of our water rights to include municipal uses, we would then need to construct the pipeline and other infrastructure to transport the water to the municipal customers. We do not plan on starting this process in the near term and anticipate that the tap fees and usage fees we generate from taps sold utilizing our water rights located along the Front Range, along with funding from other pipeline partners, will be sufficient to fund the water delivery facilities when the water is needed along the Front Range. Although we have not yet filed a change of use application, we are working with the FLCC and other interested parties in the Arkansas River Valley to mitigate any adverse impacts to the local communities and to make investments and decisions on farming operations which benefit continued agricultural operations as well as providing new municipal water supplies for the Front Range. We are conducting a rotational crop study program and participating in discussions with area interests including the Lower Arkansas Valley Super Ditch (“Super Ditch”), which is a group of Arkansas Valley irrigators who have assembled to study alternatives to traditional “buy and dry” agricultural-to-municipal water transfers.
Based on our initial development plans, we expect the development of our Rangeview Water Supply to require a significant number of high capacity deep water wells. We anticipate drilling separate wells into each of the three principal aquifers located beneath the Lowry Range. Each well is intended to deliver water to central water treatment facilities for treatment prior to delivery to customers. Development of our Lowry Range surface water supplies will require facilities to divert surface water to storage reservoirs to be located on the Lowry Range and treatment facilities to treat the water prior to introduction into our distribution systems. Surface water diversion facilities will be designed with capacities to divert the surface water when available (particularly during seasonal events such as spring run-off and summer storms) for storage in reservoirs to be constructed on the Lowry Range. Based on preliminary engineering estimates, the full build-out of water facilities (including diversion structures, transmission pipelines, reservoirs, and water treatment facilities) on the Lowry Range will cost in excess of $340 million and will accommodate water service to customers located on and outside the Lowry Range. We expect this build out to occur over an extended period of time, and we expect that tap fees will be sufficient to fund the infrastructure costs.

Rangeview Metropolitan District
The District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range. The District is required to utilize the 13,400 acre-feet of water leased to it by the Land Board to serve customers on the Lowry Range. The District is governed by an elected board of directors. Eligible voters and persons eligible to serve as directors of the District must own an interest in property within the boundaries of the District. We own certain rights and real property interests which encompasses the current boundaries of the District. The current directors of the District are Mark W. Harding and Scott E. Lehman (both employees of Pure Cycle), and an independent board member. Pursuant to Colorado law, directors receive $100 for each board meeting they attend, up to a maximum of $1,600 per year.
Water and Growth in Colorado
The Colorado economy, much like that of the US as a whole, experienced a continued weak economy through 2010. Although annualized housing starts have fallen approximately 79% since 2006, the annualized June 30, 2010 housing starts increased 14% over the annualized June 30, 2009 housing starts, the first increase since 2006. The unemployment rate in Colorado was 8.2% at August 31, 2010, which was lower than the national unemployment rate of 9.6%. The Denver Regional Council of Governments (“DRCOG”), a voluntary association of over 50 county and municipal governments in the Denver metropolitan area, continues to estimate that the Denver metropolitan area population will increase by about 44% from today’s 2.7 million people to 3.9 million people by the year 2030. A Statewide Water Supply Initiative report by the Colorado Water Conservation Board estimates that the South Platte River basin, which includes the Denver metropolitan region, will grow from a current population of approximately 3.2 million to approximately 4.9 million by the year 2030; while the State’s population will increase from 4.7 million to 7.2 million. Approximately 70% of the State’s projected population increase is anticipated to occur within the South Platte River basin. Significant increases in Colorado’s population, particularly in the Denver metro region and other areas in the water short South Platte River basin, together with increasing agricultural, recreational, and environmental water demands will intensify competition for water supplies. The estimated population increases are expected to result in demands for water services in excess of the current capabilities of municipal service providers, especially during drought conditions. The Statewide Water Supply Initiative estimates that population growth in the Denver region and the South Platte River basin will result in additional water supply demands of over 400,000 acre feet by the year 2030, which must be met with new water sources. Many cities and municipalities require property developers to demonstrate they have sufficient water supplies for their proposed projects before considering rezoning or annexation applications. These factors indicate that water and availability of water will continue to be critical to growth prospects for the region and the state, and that competition for available sources of water will continue to intensify. We focus the marketing of our water supplies and services to developers and homebuilders that are active along the Colorado Front Range as well as other area water providers in need of additional supplies.
Colorado’s future water supply needs will be met through conservation, reuse and the development of new supplies. Our rules and regulations for water and wastewater service call for adherence to strict conservation measures, including low flow water fixtures, high efficiency appliances, and advanced irrigation control devices. Additionally, our systems are designed and constructed using a dual-pipe water distribution system to segregate the delivery of high quality potable drinking water to our customers through one system and a second system to supply raw or reclaimed water for irrigation demands. About one-half of the water used by a typical Denver-area residential water customer is used for outdoor landscape and lawn irrigation. We believe that raw or reclaimed water supplies provide the lowest cost, most environmentally sustainable water for outdoor irrigation. Our systems will include an extensive water reclamation system, in which essentially all effluent water from wastewater treatment plants will be reused to meet non-potable water demands. Our dual-distribution systems demonstrate our commitment to environmentally responsible water management policies in our water short region.
Competition
We negotiate individual service agreements with developers and/or homebuilders, cities and municipalities to design, construct and operate water and wastewater systems and to provide services. These service agreements address all aspects of the development of the water and wastewater systems including:
(i)	The purchase of water and wastewater taps in exchange for our obligation to construct certain Wholesale Facilities,

(ii)	The establishment of payment terms, timing, capacity and location of Special Facilities (if any), and
(iii)	Specific terms related to our provision of ongoing water and wastewater services.

Although we have exclusive long-term water and wastewater service contracts for 24,000 acres of the 26,000 acre Lowry Range, including exclusive rights to serve two of the six development sections currently proposed at the Lowry Range, providing water service to areas other than Sky Ranch and the majority of the Lowry Range is subject to competition. Moreover, competitors have attempted to challenge our exclusive rights to service the Lowry Range. See Item 1A — Risk Factors — Lowry Range below. Alternate sources of water are available, principally from other private parties, such as farmers or others owning water rights that have historically been used for agriculture, and from municipalities seeking to annex new development areas in order to increase their tax base. Our principal competition in areas close to the Lowry Range is the City of Aurora. Principal factors affecting competition for potential purchasers of our Arkansas River water and Export Water include the availability of water for the particular purpose, the cost of delivering the water to the desired location including the cost of required taps, and the reliability of the water supply during drought periods. We believe the water assets we own and have the exclusive right to use, which have a supply capacity of approximately 180,000 SFE units, provide us a significant competitive advantage along the Front Range. Our legal rights to the Rangeview Water Supply have been confirmed for municipal use and a significant portion of our water supply is close to Denver area water users. Our pricing structure is competitive and our water portfolio is well balanced with senior surface water rights, groundwater rights, storage capacity and reclaimed water supplies.
Employees
We currently have four full-time employees and one part-time employee.
Available Information and Website Address
Our website address is www.purecyclewater.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing with the SEC. These reports and all other material we file with the SEC may be obtained directly from the SEC’s website, www.sec.gov/edgar/searchedgar/companysearch.html, under CIK code 276720. The contents of our website are not incorporated by reference into this report. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Operating information for the Public Reference Room is available by calling the SEC at 1-800-SEC-0330.
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
We are dependent on the housing market and development in our targeted service areas for future revenues.
Providing water service using our Colorado Front Range water supplies is our principal source of future revenue. The timing and amount of these revenues will depend significantly on housing developments being built near our water assets. The development of these areas is not within our control, and there can be no assurance that development will occur or that water sales will occur on acceptable terms or in the amounts or time required for us to support our costs of operation. In the event water sales are not forthcoming or development on the Lowry Range, Sky Ranch or other developments in our targeted service area are delayed indefinitely, we would need to incur additional short or long-term debt obligations or seek to sell additional equity to generate operating capital, and there are no assurances that we would be successful in obtaining additional operating capital.
Since 2006, the Colorado housing market has seen significant declines in new home construction, which was exacerbated by instability in the credit markets. If the downturn in the homebuilding and credit markets continues, intensifies, or if the national economy weakens further and economic concerns intensify, it could have a significant negative impact on our business and financial condition.

Because of the prior use of the Lowry Range as a military facility, environmental clean-up may be required prior to development, including the removal of unexploded ordnance. In addition, the Land Board may not develop large portions of the Lowry Range which would significantly limit our ability to utilize the non-Export Water specifically reserved for use on the Lowry Range.
Our construction of water and wastewater projects may expose us to certain completion, performance and financial risks.
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
Certain of our water rights are “conditional decrees” and require findings of reasonable diligence.
Our surface water interests and reservoir sites at the Lowry Range and our Paradise Water Supply are conditionally decreed and are subject to a finding of reasonable diligence from the Colorado water court every six years. To arrive at a finding of reasonable diligence, the water court must determine that we continue to diligently pursue the development of said water rights. If the water court is unable to make such a finding, we could lose the water right under review.
The Lowry Range conditional decrees are currently under their first review by the water court to determine if such decrees meet the diligence criteria. If the water court does not make a determination of reasonable diligence, it would materially adversely impact the value of our interests in the Rangeview Water Supply.
The fiscal 2005 review of our Paradise Water Supply was completed in 2008, but not without objectors and not without us having to agree to certain stipulations to remove the objections. In order to continue to maintain the Paradise Water Supply, over the next six years we must (i) select an alternative reservoir site; (ii) file an application in water court to change the place of storage; (iii) identify specific end users and place(s) of use of the water; and (iv) identify specific source(s) of the water rights for use.

We are involved in on-going discussion with the Land Board to clarify our rights and obligations with respect to our Rangeview Water Supply and such negotiations may not be successful.
Our Rangeview Water Supply rights are subject to terms of the Lease between the Land Board and the District. The Lease was entered into in 1996 prior to any development of the Lowry Range or of areas outside the Lowry Range that utilize our Export Water. The terms of the Lease did not fully anticipate the specific circumstances of development that have arisen and may not clearly delineate rights and responsibilities for the forms of transactions that may arise in the future. We are involved in ongoing discussions with the Land Board to clarify the terms of the Lease. An unfavorable outcome in such discussions could have a material adverse effect on our financial results.
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
We have experienced significant net losses, our cash flows from operations have not been sufficient to fund our operations in the past and we have been required to raise debt and equity capital to remain in operation. Since 2004, we have raised approximately $31.5 million to support our operations through (i) the issuance of approximately $26.1 million of common stock (which includes approximately $5.5 million of common stock sold in September 2010), and (ii) the issuance of $5.2 million of convertible debt in September 2010. Our ability to fund our operational needs and meet our business objectives will depend on our ability to generate cash from future operations. We currently have a limited number of customers. If our future cash flows from operations and other capital resources are not sufficient to fund our operations and the significant capital expenditure requirements to build our water delivery systems, we may be forced to reduce or delay our business activities, or seek to obtain additional debt or equity capital, which may not be available on acceptable terms, or at all.
The rates we are allowed to charge customers on the Lowry Range are limited by the Lease with the Land Board and our contract with the District and may not be sufficient to cover our costs of construction and operation.
The prices we may charge for our water and wastewater services on the Lowry Range are subject to pricing regulations set forth in the Lease with the Land Board. Both the tap fees and our usage rates and charges are capped at the average of the rates of three surrounding water providers. Annually we survey the tap fees and rates of the surrounding providers and we typically adjust our tap fees and rates and charges based on the average of those charged by this group. Our costs associated with the construction of water delivery systems and the production, treatment and delivery of our water are subject to market conditions and other factors, which may increase at a significantly greater rate than the prices charged by the three surrounding providers. Factors beyond our control and which cannot be predicted, such as government regulations, drought, water contamination and severe weather conditions, like tornadoes and floods, may result in additional labor and material costs that may not be recoverable under our rate structure. Either increased customer demand or increased water conservation may also impact the overall cost of our operations. If the costs for construction and operation of our water services, including the cost of extracting our groundwater, exceed our revenues, we would be providing service to the Lowry Range at a loss. We may petition the Land Board for rate increases; however, there can be no assurance that the Land Board would approve a rate increase request.

In the event of default by HP A&M on the promissory notes secured by deeds of trust on our properties, we would be required to cure the defaults or lose some of our properties and the water rights associated with such properties.
60 of the 80 properties we acquired from HP A&M (which relate to approximately 75% of our Arkansas River water rights) are subject to promissory notes owed by HP A&M. Principal and interest on the notes total approximately $11.0 million as of August 31, 2010. Each of the notes is secured by deeds of trust on one of our properties, but the notes are solely the responsibility of HP A&M. Because of HP A&M’s financial position and the substantial penalties imposed on HP A&M in the event of a default, the likelihood of HP A&M defaulting on the notes is deemed remote. As a result the promissory notes are not reflected on our balance sheet. If HP A&M was to default on any of the notes, we have the right to cure said default and recover defined amounts of our stock and Tap Participation Fee from HP A&M. If we did not cure the defaults, we would lose the land and water rights securing the defaulted note.
We have a limited number of employees and may not be able to manage the increasing demands of our expanding operations.
We have a limited number of employees to administer our existing assets, interface with applicable governmental bodies, market our services and plan for the construction and development of our future assets. We may not be able to maximize the value of our water assets because of our limited manpower. We depend significantly on the services of Mark W. Harding, our President and Chief Financial Officer. The loss of Mr. Harding would cause a significant interruption of our operations. The success of our future business development and ability to capitalize on growth opportunities depends on our ability to attract and retain additional experienced and qualified persons to operate and manage our business. State regulations set the training, experience and qualification standards required for our employees to operate specific water and wastewater facilities. Failure to find state-certified and qualified employees to support the operation of our facilities could put us at risk for, among other things, regulatory penalties (including fines and suspension of operations), operational errors at the facilities, improper billing and collection processes, and loss of contracts and revenues. We cannot assure you that we can successfully manage our assets and our growth.
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
We have never earned revenues from our Paradise Water Supply. Our ability to convert our Paradise Water Supply into an income generating asset is limited. Due to the cost of developing western slope water and agreements with other western slope water interests, our use of the Paradise Water Supply is limited to opportunities along the western slope. As part of our water court decree for the Paradise Water Supply, we are permitted to construct a storage facility on the Colorado River. However, due to a stipulation entered into with various objectors to our Paradise Water rights and the strict regulatory requirements for constructing a reservoir on the main stem of the Colorado River, we do not anticipate completing the storage facility at its decreed location. We cannot assure you that we will ever be able to make use of this asset or sell the water profitably.

Conflicts of interest may arise relating to the operation of the District.
Our officers and employees constitute a majority of the directors of the District. Pure Cycle, along with our officers and employees and one unrelated individual, own, as tenants in common, the 40 acres that constitute the District. We have made loans to the District to fund its operations. At August 31, 2010, total principal and interest owed to us by the District was approximately $519,800. Pursuant to our Service Agreement with the District, the District receives fees of 5% of the revenues from the sale of water on the Lowry Range. Proceeds from the fee collections will initially be used to repay the District’s obligations to us, but after these loans are repaid, the District is not required to use the funds to benefit Pure Cycle. We have received benefits from our activities undertaken in conjunction with the District, but conflicts may arise between our interests and those of the District, and with our officers who are acting in dual capacities in negotiating contracts to which both we and the District are parties. We expect that the District will expand when more properties are developed and become part of the District, and our officers acting as directors of the District will have fiduciary obligations to those other constituents. There can be no assurance that all conflicts will be resolved in the best interests of Pure Cycle and its shareholders. In addition, other landowners coming into the District will be eligible to vote and to serve as directors of the District. There can be no assurances that our officers and employees will remain as directors of the District or that the actions of a subsequently elected board would not have an adverse impact on our operations.
We are required to maintain stringent water quality standards and are subject to regulatory and environmental risks.
We must provide water that meets all federal and state regulatory water quality standards and operate our water and wastewater facilities in accordance with these standards. We face contamination and pollution risks with respect to our water supplies. Improved detection technology, increasingly stringent regulatory requirements, and heightened consumer awareness of water quality issues contribute to an environment of increased focus on water quality. We cannot assure you that in the future we will be able to reduce the amounts of contaminants in our water to acceptable levels. In addition, the standards that we must meet are constantly changing and becoming more stringent. Future changes in regulations governing the supply of drinking water and treatment of wastewater may have a material adverse impact on our financial results.
In October 2009, the Water Quality Control Division of the Colorado Department of Public Health and Environment advised us of proposed changes to the discharge permit for the District’s Coal Creek wastewater reclamation facility. The revised permit requires compliance with effluent ammonia limitations, use of E. coli rather than fecal coliform as an indicator of effluent disinfection efficacy, and a more stringent (lower) effluent chlorine residual limitation. The revised permit requires us to comply with the new criteria by October 2014. Although we do not anticipate having significant difficulties complying with the revised permit, there are no assurances that we will be able to comply with future requirements or that the cost of such compliance will be covered by the rate structure required by the Rangeview Water Agreements.
Our water supplies are subject to contamination, including contamination from naturally occurring compounds, pollution from man-made sources and intentional sabotage. In addition, we handle certain hazardous materials at our water treatment facilities, primarily sodium hypochlorite. Any failure of our operation of the facilities or any contamination of our supplies, including sewage spills, noncompliance with water quality standards, hazardous materials leaks and spills, and similar events could expose us to environmental liabilities, claims and litigation costs. If any of these events occur, we may have to interrupt the use of that water supply until we are able to substitute the supply from another source or treat the contaminated supply. We cannot assure you that we will successfully manage these issues, and failure to do so could have a material adverse effect on our future results of operations.
Our business is subject to seasonal fluctuations and weather conditions which could affect demand for our water service and our revenues.
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

Item 1B — Unresolved Staff Comments
We have no unresolved Staff comments.
Item 2 — Properties
Corporate office — We occupy approximately 1,000 square feet at a cost of approximately $1,400, per month, at the address shown on the cover of this Form 10-K. This is leased pursuant to a three year operating lease agreement with a third party.
Water related assets — In addition to the water rights we own in the Denver metropolitan area which are described in Item 1 — Our Water Assets, we also own a 500,000 gallon water tank, a deep water well and pump station, and approximately four miles of water pipeline in Arapahoe County Colorado. Additionally, although owned by the District, we operate and maintain another 500,000 gallon deep water well, water tank and pump station, two alluvial wells, the District’s wastewater treatment plant, and water distribution and wastewater collection pipelines that serve customers located at the Lowry Range. These assets are used to provide service to our existing customers.
Other equipment — In addition to the real property we own in the Arkansas River Valley as described in Item 1 — Our Water Assets — Arkansas River Water, we also own various water delivery fixtures located on our real properties. These items consist mainly of irrigation pumps, irrigation ditches, and irrigation pipelines as well as various structures and agricultural related buildings.
Item 3 — Legal Proceedings
We are not involved in any litigation or legal proceedings as of the date of the filing of this Form 10-K.
PART II
Item 5 — Market for Registrant’s Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market Information
Our common stock is traded on the NASDAQ Capital Market under the symbol “PCYO”. The high and low sales prices of our common stock, by quarter, for the fiscal years ended August 31, 2010 and 2009 are presented with the Selected Quarterly Financial Information in Note 15 to the accompanying financial statements.
(b) Holders
On October 29, 2010, there were approximately 1,800 holders of record of our common stock.
(c) Dividends
We have never paid any dividends on our common stock and expect for the foreseeable future to retain all of our earnings from operations, if any, for use in expanding and developing our business. Any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant. The terms of our Series B Preferred Stock prohibit payment of dividends on common stock unless all dividends accrued on the Series B Preferred Stock have been paid. The terms of the Convertible Note (as defined in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations) prohibit the payment of dividends without the consent of the Convertible Note holder.

(d) Securities authorized for issuance under equity compensation plans
Table D — Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities remaining
	Number of securities to be	Weighted-average	available for future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans:
Approved by security holders	262,500	$6.26	1,303,311
Not approved by security holders	—	—	—

Total	262,500	$6.26	1,303,311

(e) Performance Graph 1
This graph compares the cumulative total return of our common stock for the last five fiscal years with the cumulative total return for the same period of the S&P 500 Index and a peer group index2. The graph assumes the investment of $100 in common stock in each of the indices as of the market close on August 31 and reinvestment of all dividends.
Cumulative Returns For the fiscal years ended August 31,

	2005	2006	2007	2008	2009	2010
Pure Cycle Corporation	$100.00	$112.52	$103.95	$82.18	$44.22	$40.95
S&P 500	$100.00	$108.88	$125.36	$111.40	$91.06	$95.53
Peer Group	$100.00	$100.68	$105.20	$92.40	$86.21	$96.37

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

(f) Recent Sales of Unregistered Securities; use of proceeds from registered securities
There were no sales of unregistered securities during the three months ended August 31, 2010.
(g) Purchase of equity securities by the issuer and affiliated purchasers
We did not purchase any of our equity securities during the three months ended August 31, 2010.

Item 6 — Selected Financial Data
Table E — Selected Financial Data

	For the Fiscal Years Ended August 31,
In thousands (except per share data)	2010	2009	2008	2007	2006 *
Summary Statement of Operations items:
Total revenues	$264.1	$260.2	$282.4	$265.7	$271.7
Net loss	$(5,391.3)	$(5,728.1)	$(6,926.7)	$(6,914.7)	$(792.9)
Basic and diluted loss per share	$(0.27)	$(0.28)	$(0.34)	$(0.37)	$(0.05)
Weighted average shares outstanding	20,207	20,207	20,189	18,590	14,694

	As of August 31,
	2010	2009	2008	2007	2006 *
Summary Balance Sheet Information:
Current assets	$1,819.6	$3,990.4	$5,502.2	$7,288.4	$3,121.4
Total assets	$106,377.8	$108,091.1	$109,899.4	$111,891.9	$108,833.9
Current liabilities	$171.3	$138.1	$163.9	$183.3	$380.1
Long term liabilities	$63,746.5	$60,183.8	$56,567.8	$53,863.8	$53,789.1
Total liabilities	$63,917.8	$60,321.9	$56,731.6	$54,047.1	$54,169.2
Equity	$42,460.0	$47,769.2	$53,167.8	$57,844.8	$54,664.7

*	As restated
We did not declare or pay any cash dividends in any of the five fiscal years presented.
The following items had a significant impact on our operations:
•
In fiscal 2010, 2009, 2008 and 2007, respectively, we imputed approximately $3.6 million, $3.7 million, $4.4 million and $4.7 million of interest related to the Tap Participation Fee payable to HP A&M.

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

•
In fiscal 2006, we acquired water and real property interests in the Arkansas River Valley. The consideration for these assets consisted of equity valued at approximately $36.2 million and a Tap Participation Fee agreement valued at approximately $45.7 million (at August 31, 2006), which is payable when we sell water taps. The total consideration of approximately $81.9 million was allocated to the acquired assets based on each asset’s relative fair value.

•	In fiscal 2006, we recognized $390,900 of gain related to the extinguishment of debt and the acquisition of certain CAA interests.
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
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

Results of Operations — an analysis of our results of operations for the three fiscal years presented in our financial statements. We present our discussion in the MD&A in conjunction with the accompanying Financial Statements.

Liquidity, Capital Resources and Financial Position — an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements.
Our Business
We are a water and wastewater service provider that contracts with land owners, land developers, home builders, cities, and municipalities to design, construct, operate and maintain water and wastewater systems using our balanced water portfolio consisting of surface water and groundwater supplies, surface water storage, aquifer storage, and reclaimed water supplies. We generate cash flows and revenues by (i) selling taps (connections) to our water and wastewater systems and/or (ii) monthly service fees and consumption charges from metered deliveries.
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
Revenue Recognition
Our revenues consist mainly of tap fees and monthly service fees. As further described in Note 2 to the accompanying financial statements, proceeds from tap sales are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. We recognize tap fees derived from agreements for which we construct infrastructure others own as revenue, along with the associated costs of construction, pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the fiscal years ended August 31, 2010, 2009 or 2008.

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
Monthly water usage fees and monthly wastewater service fees are recognized in income each month as earned.
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
Our water assets will be utilized in the provision of water services which inevitably will encompass many housing and economic cycles. Our service capacities are quantitatively estimated based on an average single family home utilizing .4 acre-feet of water per year. Our water supplies are legally decreed to us through the water court. The water court decree allocates a specific amount of water (subject to continued beneficial use) which historically has not changed. Thus, individual housing and economic cycles typically do not have an impact on the number of connections we can serve with our supplies or the amount of water legally decreed to us relating to these supplies.
We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.
Our Front Range and Arkansas River Water Rights
We determine the undiscounted cash flows for our Denver based assets and the Arkansas River Valley assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs, inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2010, and determined that our Rangeview Water Supply and Arkansas River water assets were not impaired and their costs were deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g. Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. We estimate that we have the ability to provide water service to approximately 180,000 SFE’s using our combined Rangeview Water Supply and Arkansas River water assets which have a carrying value of approximately $97.2 million as of August 31, 2010. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $22,500 and estimated gross margins, we estimate that we would need to add approximately 8,000 new water connections (requiring approximately 4.8% of our portfolio) to generate net revenues sufficient to recover the costs of our Rangeview Water Supply and Arkansas River water assets. If tap fees increase 5%, we would need to add approximately 7,600 new water taps (requiring approximately 4.5% of our portfolio) to recover the costs of our Rangeview Water Supply and Arkansas River water assets. If tap fees decrease 5%, we would need to add approximately 8,400 new water taps (requiring approximately 5.0% of our portfolio) to recover the costs of our Rangeview Water Supply and Arkansas River water assets.
Although changes in the housing market throughout the Front Range have delayed our estimated tap sale projections, these changes do not alter our water ownership, nor our service obligations to existing properties or the number of SFE’s we can service.

Our Paradise Water Rights
Every six years the Paradise Water Supply is subject to a finding of reasonable diligence review by the water court and the State Engineer. For a favorable finding we must demonstrate that we are diligently pursuing the development of the water rights. If we do not receive a favorable finding of reasonable diligence, our right to the Paradise Water Supply would be lost and we would be required to impair the Paradise Water Supply asset. The most recent diligence review was started in our fiscal 2005 and was completed in 2008, but not without objectors and not without us having to agree to certain stipulations to remove the objections. In order to continue to maintain the Paradise water right, over the next six years we must (i) select an alternative reservoir site; (ii) file an application in water court to change the place of storage; (iii) identify specific end users and place(s) of use of the water; and (iv) identify specific source(s) of the water rights for use. We fully intend to meet the stipulations by the date of the next diligence review.
For our Paradise Water Supply, we determined the undiscounted cash flows by estimating the proceeds we could derive from the leasing of the water rights to commercial, industrial, and agricultural users along the western slope of Colorado, and based on the impairment analysis we completed at August 31, 2010, we believe the Paradise Water Supply is not impaired and the costs are deemed recoverable.
Tap Participation Fee
In 2006 we acquired approximately 17,500 acres of irrigated land together with approximately 60,000 acre-feet of Arkansas River water rights from HP A&M. Along with common stock issued to HP A&M, we agreed to pay HP A&M 10% (this may increase to 20% under circumstances described in Note 7 to the accompanying financial statements) of tap fees we receive from the next 40,000 water taps we sell from and after the date of the Arkansas River Agreement, of which 38,937 water taps remain to be paid as of August 31, 2010. The Tap Participation Fee is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased in the HP A&M acquisition. The Tap Participation Fee liability is valued by estimating new home development in our service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver metropolitan area. This development pattern was then applied to projected future water tap fees determined by using historical water tap fee trends. Based on updated new home activity in the Denver metropolitan area, we updated the estimated discounted cash flow analysis as of February 28, 2009. We completed an update to our analysis of the fair value of the Tap Participation Fee as of August 31, 2010. We determined that changes in the projected estimated discounted cash flows did not materially impact our February 28, 2009 fair value analysis. Actual new home development in our service area and actual future tap fees inevitably will vary significantly from our estimates which could have a material impact on our financial statements as well as our results of operations. An important component in our estimate of the value of the Tap Participation Fee, which is based on historical trends, is that we reasonably expect water tap fees to continue to increase in the coming years. Tap fees are a market based pricing metric which in part demonstrates the increasing costs to acquire and develop new water supplies. It is thus a market metric which in part demonstrates the increasing value of our water assets. We continue to assess the value of the Tap Participation Fee liability and update its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee.
Obligations Payable by HP A&M
60 of the 80 properties we acquired pursuant to the Arkansas River Agreement are subject to outstanding promissory notes with principal and accrued interest totaling approximately $11.0 million at August 31, 2010. These notes are secured by deeds of trust on the properties. We did not assume any of these promissory notes and are not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. However, in the event of default by HP A&M, we may make payments on any or all of the notes and cure any or all defaults. If we do not cure the defaults, we will lose the properties securing the defaulted notes and the water rights associated with said properties. If HP A&M defaults on any of the promissory notes, we can foreclose on a defined amount of Pure Cycle stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Although the likelihood of HP A&M defaulting on the notes is deemed remote, which is the primary reason these notes are not reflected on our balance sheet, we continue to monitor the status of the notes for any indications of default. We are not aware of any defaults by HP A&M as of August 31, 2010.

Share-based compensation
We estimate the fair value of share-based payment awards made to key employees and directors on the date of grant using the Black-Scholes option-pricing model. We then expense the fair value over the vesting period of the grant using a straight-line expense model. The fair value of share-based payments requires management to estimate/calculate various inputs such as the volatility of the underlying stock, the expected dividend rate, the estimated forfeiture rate and an estimated life of each option. These assumptions are based on historical trends and estimated future actions of option holders and may not be indicative of actual events which may have a material impact on our financial statements. See Note 8 to the accompanying financial statements for further details on share-based compensation expense.
Results of operations
Executive Summary
The results of our operations for the fiscal years ended August 31, 2010, 2009 and 2008 were as follows:
Table F — Summary Results of Operations

				Change
	Fiscal Years Ended August 31,			2010-2009		2009-2008
	2010	2009	2008	$	%	$	%
Millions of gallons of water delivered	33.1	33.9	42.8	(0.8)	-2%	(8.9)	-21%
Water revenues generated	$140,700	$137,400	$159,600	$3,300	2%	$(22,200)	-14%
Water delivery operating costs incurred (excluding depreciation and depletion)	$52,400	$54,700	$58,600	$(2,300)	-4%	$(3,900)	-7%
Water delivery gross margin %	63%	60%	63%

Wastewater treatment revenues	$67,600	$67,000	$67,000	$600	1%	$—	0%
Wastewater treatment operating costs incurred	$20,800	$20,200	$18,900	$600	3%	$1,300	7%
Wastewater treatment gross margin %	69%	70%	72%

General and administrative expenses	$1,808,200	$1,942,200	$2,316,800	$(134,000)	-7%	$(374,600)	-16%

Net losses	$5,391,300	$5,728,100	$6,926,700	$(336,800)	-6%	$(1,198,600)	-17%
Water and Wastewater Usage Revenues
Our water service charges are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established based on the average of three surrounding water providers. Table B in Item 1 — Business, outlines our tiered pricing structure and changes during the fiscal years ended August 31, 2010, 2009 and 2008, respectively.
Our wastewater customers are charged flat monthly fees based on their number of tap connections.
Fiscal 2010 compared to fiscal 2009
Water deliveries dropped approximately 2% in fiscal 2010 because our largest customer closed certain student housing facilities which in turn reduced its water usage. Despite the drop in water usage, water revenues increased 2% during fiscal 2010 primarily as a result of increased usage fees. Water delivery gross margin increased 3% in fiscal 2010. This was due to our efforts to manage costs. In addition, due to reductions in water usage, we were able to positively manage the energy usage at our facilities. Finally, we increased water usage fees effective July, 2010.
Wastewater fees increased approximately 1% in fiscal 2010, which is a result of increased monthly fees effectively July 1, 2010. Wastewater gross margin decreased approximately 1% in fiscal 2010, which is not a material change.

Fiscal 2009 compared to fiscal 2008
Water deliveries dropped approximately 21% in fiscal 2009 due mainly to higher precipitation in fiscal 2009, particularly in the late spring and early summer months, the main irrigation months. Water usage fees decreased approximately 14% in fiscal 2009 mainly as a result of the decreased water usage, partially offset by increased water usage fees. Gross margins for water services decreased approximately 3% in fiscal 2009 due to the decreased water usage as noted above. The decrease in the gross margin percentage was not as large as the decrease in water usage due to our efforts to manage costs and increasing water usage rates.
Wastewater usage fees did not change during 2009. Gross margins for wastewater services decreased 2% in fiscal 2009 due to timing of various required wastewater quality testing procedures.
General and Administrative and Other Expenses
General and administrative (“G&A”) expenses for the fiscal years ended August 31, 2010, 2009 and 2008 were impacted by the share-based compensation expenses as follows (amounts are approximate):
Table G — G&A Expenses

				Change
	Fiscal Years Ended August 31,			2010-2009		2009-2008
	2010	2009	2008	$	%	$	%
G&A expenses as reported	$1,808,200	$1,942,200	$2,316,300	$(134,000)	-7%	$(374,100)	-16%
Share-based compensation expenses	(87,600)	(325,500)	(351,500)	237,900	-73%	26,000	-7%

G&A expenses less share-based compensation expenses	$1,720,600	$1,616,700	$1,964,800	$103,900	6%	$(348,100)	-18%

The changes in G&A expenses, with and without share-based compensation expenses, are mainly attributable to the following:
Fiscal 2010 G&A expenses, including share-based compensation expenses, decreased approximately 7%, while fiscal 2009 G&A expenses decreased approximately 16%. These decreases are mainly a result of management’s continued cost cutting efforts in light of the economy and lack of new home development in our targeted service areas. The significant approximate amounts included in G&A for the years ended August 31, 2010, 2009 and 2008, respectively were:
Table H — Signficant Balances in G&A

				Change
	Fiscal Years Ended August 31,			2010-2009		2009-2008
	2010	2009	2008	$	%	$	%
Salary and salary related expenses:
Including share-based compensation	$606,600	$814,800	$791,300	$(208,200)	-26%	$23,500	3%
Excluding share-based compensation	$518,900	$489,300	$465,800	$29,600	6%	$23,500	5%
FLCC water assessment fees	$362,800	$339,300	$330,500	$23,500	7%	$8,800	3%
Professional fees	$244,500	$292,100	$386,000	$(47,600)	-16%	$(93,900)	-24%
Public entity related expenses	$74,300	$61,100	$66,700	$13,200	22%	$(5,600)	-8%
Consulting fees	$55,700	$83,700	$227,600	$(28,000)	-33%	$(143,900)	-63%
Salary and salary related expenses including share-based expenses decreased 26% from 2009 to 2010 as a result of the vesting of options prior to 2010 and decreases in our stock price. The decreases in the stock price resulted in a lower fair value of options which in turn resulted in a lower share-based expense. Salary and salary related expenses including share-based expenses increased 3% from 2008 to 2009 as a result of the granting of options in fiscal 2009 which vested 20% at the grant date which resulted in additional share-based compensation expenses.

Salary and salary related expenses excluding share-based compensation increased 6% in 2010 due to the addition of a farm manager on January 1, 2010. Salary and salary related expenses excluding share-based compensation increased 5% from 2008-2009 due to pay increases.
FLCC water assessment fees are the fees we pay for our share of the maintenance of the Fort Lyon Canal in the Arkansas River Valley. The fees are approved by the shareholders of the FLCC and changes during the years presented are a result of approved fee changes by the FLCC shareholders. As of August 31, 2010, we hold approximately 26% of the voting shares of the FLCC.
Professional fees (legal and accounting) decreased each of the years as a result of our reduced use of legal counsel as a result of the withdrawal of the developer from the Lowry Range development project and less activity in water court.
Costs associated with being a corporation and costs associated with being a publicly traded entity decreased from 2008 — 2009 primarily due to the elimination of franchise fees paid to the State of Delaware due to our reincorporation into Colorado. These expenses increased in fiscal 2010 as a result of our complying with the electronic proxy rules for our 2010 annual meeting of shareholders.
Consulting fees decreased entirely due to the decrease in use of consultants as a result of the withdrawal of the developer from the Lowry Range development project.
Other income and Expense Items
Table I — Other Items

				Change
	For the Fiscal Years Ended August 31,			2010-2009		2009-2008
	2010	2009	2008	$	%	$	%
Other expense items:
Depreciation and depletion expense	$255,100	$381,700	$381,300	$(126,600)	-33%	$400	0%
Imputed interest expense	$3,620,000	$3,700,000	$4,400,000	$(80,000)	-2%	$(700,000)	-16%

Other income items:
Interest income	$67,400	$84,600	$283,600	$(17,200)	-20%	$(199,000)	-70%
Depreciation and depletion decreased in fiscal 2010 due entirely to the Arkansas River water acquisition costs being fully depreciated as of August 31, 2009.
Imputed interest expense represents the expensed portion of the difference between the relative fair value of the Tap Participation Fee liability payable to HP A&M and the net present value of the liability recognized under the effective interest method. The decreases in the imputed interest expense from fiscal 2008 through fiscal 2010 are a result of the updated valuations performed in the first quarter of fiscal 2008 and the second quarter of fiscal 2009, which are explained in greater detail in Note 7 to the accompanying financial statements.
Interest income represents interest earned on the temporary investment of capital in cash equivalents or available-for-sale securities, interest accrued on the note payable by the District and interest accrued on the Special Facilities construction proceeds receivable from the County. The decrease from fiscal 2008 to fiscal 2010 is due to a significant decline in interest rates due to the recessionary economy and decreasing levels of cash investments.
Liquidity, capital resources and financial position
At August 31, 2010, our working capital, defined as current assets less current liabilities, was approximately $1.6 million, of which approximately $1.4 million was cash and cash equivalents and marketable securities. Subsequent to our fiscal year end, we completed the sale of approximately $5.5 million of common stock and we issued the Convertible Note in the principal amount of $5.2 million, raising a combined total of approximately $10.7 million. Of this, we utilized $6.3 million to complete the acquisition of the loan instruments from BofA on the Sky Ranch property. The remaining $4.4 million (along with our $1.4 million of cash and marketable securities we had at August 31, 2010) will be utilized for working capital and other general corporate purposes. As of the date of the filing of this annual report on Form 10-K, we have an effective shelf registration statement pursuant to which we may elect to sell up to another $4.45 million of stock at any time and from time to time. We believe that as of the date of the filing of this annual report on Form 10-K and as of August 31, 2010, we have sufficient working capital to fund our operations for the next fiscal year. See, however, the risk factors in Item 1A above.

Pursuant to the Arkansas River Agreement, we agreed to pay HP A&M 10% of the tap fees we receive from the next 40,000 water taps we sell from and after the date of the Arkansas River Agreement. As of August 31, 2010, we have estimated the value of the Tap Participation Fee at approximately $61.1 million based on a discounted cash flow valuation analysis, which was originally prepared at August 31, 2006, and was updated as of November 30, 2007 and February 28, 2009. See Note 7 in the accompanying financial statements for the impact of the revaluation. The actual amount to be paid will inevitably differ from our estimates. Tap participation payments are not payable to HP A&M until we receive water tap fee payments. We did not sell any taps during the fiscal year ended August 31, 2010. As of August 31, 2010, there are 38,937 taps that remain subject to the Tap Participation Fee.
We are obligated to pay the FLCC annual water assessment charges. These are the charges assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal. The payments are payable to the FLCC each calendar year. In December 2009, the board and shareholders of the FLCC approved an increase in the calendar 2010 assessments from $14.40 per share to $15.00 per share, resulting in an increase in our water assessments from approximately $315,000 per year to approximately $335,000 per year. Additionally, during the twelve months ended August 31, 2010, the FLCC shareholders approved a water purchase, and our share of the purchase price was approximately $7,000.
Pursuant to agreements we entered into with HP A&M, described in greater detail in Note 7 to the accompanying financial statements, the management of our farm leases is being performed by HP A&M through August 31, 2011. After that date, depending on certain factors described in the accompanying financial statements, HP A&M may extend the management services agreement, or we may assume management of the farms. Pursuant to the management services agreement, while HP A&M is managing the farm leases, HP A&M is responsible for all expenses associated with maintaining the leases with the exception of the water assessment fees paid to the FLCC, which fees are borne by us. As compensation for their management responsibilities, HP A&M retains all lease and certain other non-crop income associated with the farms and the water used thereon.
Upon completion of construction of the Fairgrounds facilities and the initiation of water service to the Fairgrounds in July 2006, we began ratably recognizing deferred tap fee revenues from our County Agreement as income. The tap fees received from the County are being recognized in income over the estimated useful life of the constructed assets, or 30 years. In addition, we started recognizing deferred Special Facilities funding as revenues in fiscal 2006, which will also be recognized over the useful life of the constructed assets. See also Note 4 to the accompanying financial statements for information regarding the amendment to the County Agreement in regards to the Special Facilities funding and the receipt of water rights in August 2008.
Summary Cash Flows Table
Table J — Summary Cash Flows Table

				Change
	Year Ended August 31,			2010-2009		2009-2008
	2010	2009	2008	$	%	$	%
Cash (used) provded by:
Operating acitivites	$(1,584,600)	$(1,482,500)	$(1,443,200)	$(102,100)	7%	$(39,300)	3%
Investing activities	$806,900	$(3,070,900)	$466,100	$3,877,800	-126%	$(3,537,000)	-759%
Financing activities	$84,600	$19,500	$121,000	$65,100	334%	$(101,500)	-84%
Changes in Operating Activities
Operating activities include revenues we receive from the sale of water and wastewater services to our customers, costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.
Changes in the cash used by operations of approximately 7% in fiscal 2010 and approximately 3% in 2009 are due mainly to timing of cash receipts and payments (i.e. receipt of cash against trade receivables and payment of trade payables) and decreased interest income.

We will continue to provide domestic water and wastewater service to customers in our service area and we will continue to operate and maintain our water and wastewater systems with our own employees.
Changes in Investing Activities
We continue to incur legal and engineering fees associated with our water rights, and we continue to invest in the right-of-way permit fees to the Department of Interior Bureau of Land Management and legal and engineering costs for our Paradise Water Supply.
Investing activities in fiscal 2010 consisted primarily of approximately $1.5 million of marketable securities maturing offset by the $735,000 escrow payment and expenses related to the Sky Ranch acquisition which is described in greater detail in Note 14 in the accompanying financial statements. Investing activities in fiscal 2009 consisted mainly of the purchase of marketable securities of approximately $3.0 million and the capitalization of approximately $110,400 related to investments in water systems. Investing activities in 2008 consisted mainly of $790,600 received from the maturity of available-for-sale securities, offset by $271,000 of investments in water rights.
Changes in Financing Activities
Financing activities in fiscal 2010 consisted mainly of approximately $89,000 of payments received from the County on the construction note described in Note 4 to the accompanying financial statements. Financing activities in fiscal 2009 consisted mainly of approximately $82,200 of payments received from the County on the construction note, offset by approximately $59,700 of Tap Participation Fee payments made to HP A&M related to the sale of non-irrigated land. Financing activities in fiscal 2008 consisted mainly of $150,500 of payments received from the County on the construction note offset by approximately $26,500 of debt payments to a related party.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist entirely of the contingent portion of the CAA, which is more fully described in Note 5 to the accompanying financial statements.
Recently Adopted and Issued Accounting Pronouncements
See Note 2 to the accompanying financial statements for a discussion of recently adopted and issued accounting pronouncements.
Total Contractual Cash Obligations
Table K — Contractual Cash Obligations

		Payments due by period
		Less than 1						More than 5
	Total	year		1-3 years		3-5 years		years
Contractual obligations
Operating lease obligations	$33,500	$16,800		$16,800		(a	)	(a	)
Participating Interests in Export Water	1,214,800	(b	)	(b	)	(b	)	(b	)
Tap Participation Fee payable to HP A&M	113,126,200	(c	)	(c	)	(c	)	(c	)

Total (d)	$114,374,500	$16,800		$16,800		$—		$—

(a)	Our only operating lease is related to our office space. We signed this lease on August 27, 2009. It is a three year lease with monthly lease payments of approximately $1,400 per month.

(b)
The participating interests liability is payable to the CAA holders upon the sale of Export Water, and therefore, the timing of the payments is uncertain and not reflected in the above table by period.

(c)
The Tap Participation Fee payable to HP A&M is payable upon the sale of water taps. Because the timing of these water tap sales is not fixed and determinable, the estimated payments are not reflected in the above table by period. The amount listed above includes an unamortized discount of approximately $52.0 million. The valuation of the Tap Participation Fee payable to HP A&M is a significant estimate based on available historic market information and estimated future market information. Many factors are necessary to estimate future market conditions, including but not limited to, supply and demand for new homes, population growth along the Front Range, cash flows, tap fee increases at our rate-base districts, and other market forces beyond our control. Because the estimates and assumptions used to value the Tap Participation Fees payable to HP A&M are subjective, actual results could vary materially from the estimates.

(d)
This table does not include the Convertible Note which was issued on September 28, 2010. As further described in Notes 7 and 14 to the accompanying financial statements, if approval to convert the Convertible Note to common stock is not obtained from our shareholders at our 2011 annual meeting, the Convertible Note requires interest only payments totaling $487,800 in the next twelve months and interest and principal payments totaling approximately $5.4 million becoming due on January 15, 2012, which would be in the 1-3 year period in the table above.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk
General
Pure Cycle has limited exposure to market risks from instruments that may impact our balance sheets, statements of operations, and statements of cash flows. Such exposure is due primarily to changing interest rates.
Interest Rates
The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of August 31, 2010, the majority of our capital is invested in certificates of deposit with stated maturities and locked interest rates and therefore not subject to interest rate fluctuations. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

Item 8 — Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Pure Cycle Corporation
We have audited the accompanying balance sheets of Pure Cycle Corporation as of August 31, 2010 and 2009, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2010. We also have audited Pure Cycle Corporation’s internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pure Cycle Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation as of August 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Pure Cycle Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ GHP HORWATH, P.C.
Denver, Colorado
November 12, 2010

PURE CYCLE CORPORATION
BALANCE SHEETS

	August 31,
	2010	2009
ASSETS:
Current assets:
Cash and cash equivalents	$12,017	$705,083
Marketable securities	1,435,054	3,002,208
Trade accounts receivable	71,155	63,394
Prepaid expenses	236,627	154,928
Current portion of construction proceeds receivable	64,783	64,783

Total current assets	1,819,636	3,990,396

Investments in water and water systems, net	102,931,347	103,159,632

Construction proceeds receivable, less current portion	351,791	414,494
Note receviable — related party, Rangeview Metropolitan District, including accrued interest	519,834	507,795
Escrow and other items related to the Sky Ranch acquisition	735,000	—
Property and equipment, net	8,854	16,593
Other assets	11,292	2,171

Total assets	$106,377,754	$108,091,081

LIABILITIES:
Current liabilities:
Accounts payable	$44,818	$22,216
Accrued liabilities	70,704	60,080
Deferred revenues	55,800	55,800

Total current liabilities	171,322	138,096

Deferred revenues, less current portion	1,390,305	1,446,108
Participating Interests in Export Water Supply	1,214,799	1,216,360
Tap Participation Fee payable to HP A&M, net of $52.0 million and $55.6 million discount	61,141,329	57,521,329

Total liabilities	63,917,755	60,321,893

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B — par value $.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 20,206,566 shares outstanding	67,360	67,360
Additional paid-in capital	92,341,555	92,253,916
Accumulated comprehensive income (loss)	(1,580)	3,986
Accumulated deficit	(49,947,769)	(44,556,507)

Total shareholders’ equity	42,459,999	47,769,188

Total liabilities and shareholders’ equity	$106,377,754	$108,091,081

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended August 31,
	2010	2009	2008

Revenues:
Metered water usage	$140,677	$137,431	$159,649
Wastewater treatment fees	67,626	66,976	66,976
Special facility funding recognized	41,508	41,508	41,508
Water tap fees recognized	14,296	14,296	14,296

Total revenues	264,107	260,211	282,429

Expenses:
Water service operations	(52,439)	(54,668)	(58,576)
Wastewater service operations	(20,805)	(20,162)	(18,925)
Depletion and depreciation	(88,564)	(88,576)	(88,511)

Total cost of revenues	(161,808)	(163,406)	(166,012)

Gross margin	102,299	96,805	116,417

General and administrative expenses	(1,808,167)	(1,942,225)	(2,316,291)
Depreciation	(166,513)	(293,113)	(292,778)

Operating loss	(1,872,381)	(2,138,533)	(2,492,652)

Other income (expense):
Interest income	67,432	84,636	283,590
Other	24,283	(844)	(48,672)
Gain (loss) on sale of assets	9,404	59,671	(270)
Loss on extinguishment of contingent obligations and debt	—	—	(273,723)
Loss on sales of marketable securities	—	—	(1,973)
Interest imputed on the Tap Participation Fees payable to HP A&M	(3,620,000)	(3,733,000)	(4,393,000)

Net loss	$(5,391,262)	$(5,728,070)	$(6,926,700)

Net loss per common share — basic and diluted	$(0.27)	$(0.28)	$(0.34)

Weighted average common shares outstanding — basic and diluted	20,206,566	20,206,566	20,188,675

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY

							Additional	Accumulated
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Total
August 31, 2007 balance:	432,513	$433	20,252,138	$67,512	(256,800)	$(1,979,447)	$91,650,897	$7,168	$(31,901,737)	$57,844,826
CAA acquisition	—	—	211,228	704	—	—	1,904,573	—	—	1,905,277
Retirement of treasury stock	—	—	(256,800)	(856)	256,800	1,979,447	(1,978,591)	—	—	—
Share-based compensation	—	—	—	—	—	—	351,519	—	—	351,519
Unrealized loss on investments	—	—	—	—	—	—	—	(7,168)	—	(7,168)
Net loss	—	—	—	—	—	—	—	—	(6,926,700)	(6,926,700)

Comprehensive loss										(6,933,868)

August 31, 2008 balance:	432,513	433	20,206,566	67,360	—	—	91,928,398	—	(38,828,437)	53,167,754
Share-based compensation	—	—	—	—	—	—	325,518	—	—	325,518
Unrealized gain on investments	—	—	—	—	—	—	—	3,986	—	3,986
Net loss	—	—	—	—	—	—	—	—	(5,728,070)	(5,728,070)

Comprehensive loss										(5,724,084)

August 31, 2009 balance:	432,513	433	20,206,566	67,360	—	—	92,253,916	3,986	(44,556,507)	47,769,188
Share-based compensation	—	—	—	—	—	—	87,639	—	—	87,639
Unrealized loss on investments	—	—	—	—	—	—	—	(5,566)	—	(5,566)
Net loss	—	—	—	—	—	—	—	—	(5,391,262)	(5,391,262)

Comprehensive loss										(5,396,828)

August 31, 2010 balance:	432,513	$433	20,206,566	$67,360	—	$—	$92,341,555	$(1,580)	$(49,947,769)	$42,459,999

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended August 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(5,391,262)	$(5,728,070)	$(6,926,700)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest on Tap Participation Fees payable to HP A&M	3,620,000	3,733,000	4,393,000
Depreciation, depletion and other non-cash items	258,872	390,794	431,320
Share-based compensation expense included with general and administrative expenses	87,639	325,518	351,519
Loss on extinguishment of contingent obligations and debt	—	—	273,723
Loss on sales of marketable securities	—	—	1,973
(Gain) loss on sale of fixed assets	(9,404)	(59,671)	270
Interest added to note receivable — related party
Rangeview Metropolitan District	(12,039)	(12,996)	(19,065)
Interest added to construction proceeds receivable	(26,343)	(29,588)	(30,906)
Changes in operating assets and liabilities:
Trade accounts receivable	(7,761)	8,007	(1,184)
Interest receivable and prepaid expenses	(81,699)	(27,910)	131,535
Accounts payable and accrued liabilities	33,226	(25,767)	7,088
Deferred revenues	(55,803)	(55,802)	(55,801)

Net cash used for operating activities	(1,584,574)	(1,482,485)	(1,443,228)

Cash flows from investing activities:
Sales and maturities of marketable securities	1,561,588	—	790,661
Sale of property and equipment	10,000	59,671	1,000
Other investing activities	(10,000)	(7,000)	—
Investments in water and water systems	(19,649)	(110,354)	(270,998)
Escrow payment for Sky Ranch acquisition	(735,000)	—	—
Purchase of property and equipment	—	(14,992)	(7,547)
Purchase of marketable securities	—	(2,998,222)	—
Investment in Well Enhancement and Recovery Systems LLC	—	—	(47,000)

Net cash provided (used) by investing activities	806,939	(3,070,897)	466,116

Cash flows from financing activities:
Arapahoe County construction proceeds	89,046	82,196	150,518
Payments to contingent liability holders	(4,477)	(3,033)	(2,966)
Tap Participation Fee payments to HP A&M	—	(59,671)	—
Payments on long-term debt — related parties	—	—	(26,542)

Net cash provided by financing activities	84,569	19,492	121,010

Net change in cash and cash equivalents	(693,066)	(4,533,890)	(856,102)
Cash and cash equivalents — beginning of year	705,083	5,238,973	6,095,075

Cash and cash equivalents — end of year	$12,017	$705,083	$5,238,973

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, 2009 AND 2008
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
The Company believes it has sufficient working capital and financing sources to fund its operations for at least the next fiscal year, which is based on the following:
•	At August 31, 2010:
•	The Company has approximately $1.4 million of cash, cash equivalents and marketable securities, and

•	The Company has approximately $1.6 million of working capital.
•	Subsequent to August 31, 2010:
•
The Company sold approximately $5.5 million of its common stock pursuant to an effective shelf registration and issued a $5.2 million Convertible Negotiable Promissory Note Payable (the “Convertible Note”), as described in detail in Note 14 below,

•	Following this stock sale, the Company can sell up to approximately $4.5 million of additional common stock pursuant to the shelf registration statement, and

•	Following the acquisition of Sky Ranch as described in Note 14 below, the Company has approximately $5.8 million in cash, cash equivalents and marketable securities.
The Company’s ability to generate working capital from its water and wastewater projects is dependent on its ability to successfully market its water, or in the event it is unsuccessful, to sell the underlying water assets. In the event increased sales are not achieved or the Company is unable to sell its water assets at a sufficient level, the Company may have to issue additional short or long-term debt or seek to sell additional shares of the Company’s common or preferred stock to generate sufficient working capital. There can be no assurance that the Company will be successful in marketing its water on terms that are acceptable to the Company.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
The Company generates revenues mainly from (i) one time water and wastewater tap fees, (ii) construction fees, and (iii) monthly water usage fees and wastewater service fees. Because these items are separately delivered, the Company accounts for each of the items separately, as described below.
Tap and Construction Fees. Tap fees are system connection fees paid by the developer in advance of construction activities and are non-refundable. Tap fees are typically used to fund construction of certain facilities and defray the acquisition costs of obtaining water rights. Construction fees may be received from developers for the Company to construct assets that are required to be constructed by the developer.
Proceeds from tap fees and construction fees are deferred upon receipt and recognized in income either upon completion of construction of infrastructure or ratably over time, depending on whether the Company owns the infrastructure constructed with the proceeds or the customer owns the infrastructure constructed with the proceeds.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, 2009 AND 2008
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
The Company recognized approximately $14,300 of water tap fee revenues in each of the three fiscal years ended August 31, 2010, respectively. These tap fee revenues relate to the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”) entered into in August 2005. The Company began recognizing the water tap fees as revenue ratably over the estimated service period upon completion of the Wholesale Facilities in its fiscal 2006. The water tap fees being recognized over this period are net of the royalty payments (described below) to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the Comprehensive Amendment Agreement No. 1 (the “CAA”) as further described in Note 5 below.
The Company recognized approximately $41,500 of “Special Facilities” funding as revenue in each of the three fiscal years ended August 31, 2010, respectively. These construction revenues also relate to the County Agreement as more fully described in Note 4 below.
As of August 31, 2010, the Company has deferred recognition of approximately $1.4 million of tap and construction fee revenue from the County, which will be recognized as revenue ratably through 2036.
Monthly Usage and Service Fees. Monthly water usage charges are assessed to customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent (“SFE”) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on our water or wastewater systems similar to the demand of a family of four persons living in a single family house on a standard sized lot. One SFE is assumed to have a water demand of approximately 0.4 acre-feet per year and to contribute wastewater flows of approximately 300 gallons per day. Water usage pricing uses a tiered pricing structure. The Company recognizes water usage revenues upon delivering water to its customers. The water revenues recognized by the Company are shown net of royalties to the Land Board and amounts retained by the Rangeview Metropolitan District (the “District”).
The Company recognizes wastewater processing revenues monthly based on flat fees assessed per SFE. The monthly wastewater service fees are shown net of amounts retained by the District.
The Company recognized approximately $140,700, $137,400 and $159,600 of water usage revenues during the fiscal years ended August 31, 2010, 2009 and 2008, respectively. The Company recognized approximately $67,600, $67,000 and $67,000 of wastewater revenues during the fiscal years ended August 31, 2010, 2009 and 2008, respectively.
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
AUGUST 31, 2010, 2009 AND 2008
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a high quality financial institution.
Financial Instruments — Concentration of Credit Risk and Fair Value
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and marketable securities. The Company places its cash equivalents and investments with a high quality financial institution. At various times throughout fiscal 2010, cash deposits have exceeded federally insured limits. The Company invests its excess cash primarily in certificates of deposit, money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.
Current Assets and Liabilities
For those current assets and liabilities that are considered financial instruments (cash and cash equivalents, accounts receivable/payable, accrued liabilities), the carrying amounts approximate fair value because of the short maturity of those instruments.
The fair value of the marketable securities are based on the values reported by the financial institution where the funds are held and are shown in the table below. These securities include only federally insured certificates of deposit.

	August 31, 2010	August 31, 2009
Carrying Amount	$1,435,100	$3,002,200
Estimated Fair Value	1,433,500	3,006,200

Unrealized (loss) gain	$(1,600)	$4,000

Notes Receivable and Construction Proceeds Receivable
The carrying amounts of the Company’s notes receivable and construction proceeds receivable approximate fair value as they bear interest at rates which are comparable to current market rates.
Long-term Financial Liabilities
As described in Note 5 below, the CAA is comprised of a recorded balance and an off-balance sheet or “contingent” obligation. The amount payable is a fixed amount but is repayable only upon the sale of Export Water (as defined in Note 4 below). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value.
The fair value of the “Tap Participation Fee” (as defined in Note 7 below) is determined by projecting new home development in the Company’s targeted service area over an estimated development period, as summarized below:

	August 31, 2010	August 31, 2009
Carrying Amount	$61,141,300	$57,521,300
Estimated Fair Value	61,141,300	57,521,300

Unrealized gain or loss	$—	$—

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, 2009 AND 2008
Cash Flows
The Company did not pay any interest or income taxes during the three fiscal years ended August 31, 2010.
Marketable Securities
At August 31, 2010, the Company’s marketable securities are comprised entirely of certificates of deposit maintained at various financial institutions, each of which have invested balances below federally insured limits and pay interest at stated rates through maturity. One certificate of deposit has an unrealized loss of approximately $1,600 as of August 31, 2010. The certificates mature at various dates through June 2011; however, these securities represent temporary investments and it is management’s intent to hold these securities available for current operations and not hold them until maturity, therefore they are classified as available-for-sale securities and are recorded at fair value. The Company has no investments in equity instruments.
The Company’s marketable securities are recorded as available-for-sale and therefore any unrecognized changes in the fair value of these marketable securities is included as a component of accumulated comprehensive income (loss).
For the fiscal years ended August 31, 2010, 2009 and 2008, gross realized gains totaled approximately $0, $0, and $2,000, respectively.
Accounts receivable
The Company records accounts receivable net of allowances for uncollectible accounts. There were no allowances for uncollectible accounts as of August 31, 2010 or 2009. Any allowance for uncollectible accounts would be determined based on specific review of past due accounts.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the eventual use of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes there are no impairments in the carrying amounts of its long-lived assets at August 31, 2010.
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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, 2009 AND 2008
Share-based Compensation
The Company maintains a stock option plan for the benefit of its employees and directors. The Company records share-based compensation costs which are measured at the grant date based on the fair value of the award and are recognized as expense over the applicable vesting period of the stock award using the straight-line method. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options during the fiscal years ended August 31, 2010 and 2009 had no impact on the income tax provisions.
The Company recognized approximately $87,600, $325,500 and $351,500 of share-based compensation expenses during the fiscal years ended August 31, 2010, 2009 and 2008, respectively.
Income Taxes
The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company does not have any significant unrecognized tax benefits as of August 31, 2010.
The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2007 through fiscal 2010. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At August 31, 2010, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the fiscal years ended August 31, 2010, 2009 or 2008.
Loss per Common Share
Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating approximately 202,100, 250,100 and 155,100, common share equivalents as of August 31, 2010, 2009 and 2008, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.
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
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU 2010-06). This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (September 1, 2011 for the Company). As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, 2009 AND 2008
In October 2009, the FASB issued ASU No. 2009-13 “Multiple-Deliverable Revenue Arrangements-a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”) which updates ASC Topic 605, “Revenue Recognition. “ ASU 2009-13 provides another alternative for determining the selling price of deliverables and will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and could result in earlier revenue recognition. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified on or after October 1, 2010; however, early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2009-13 on its financial statements.
In August 2009, the FASB issued authoritative guidance clarifying the measurement of the fair value of liabilities. The amendments reduce potential ambiguity in financial reporting when measuring the fair value of liabilities and help to improve consistency in the application of authoritative guidance. This update is effective for the first reporting period, including interim periods, beginning after issuance, which for the Company was September 1, 2009. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.
In June 2009, the FASB issued ASU 2009-17, “Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model. The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. ASU 2009-17 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. ASU 2009-17 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (September 1, 2010 for the Company). The Company is currently evaluating the effect the adoption of ASU 2009-17 will have on its financial statements.
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
Level 1 — Valuations for assets and liabilities traded in active exchange markets. The Company had none of these instruments at August 31, 2010.
Level 2 — Valuations are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. At August 31, 2010, the Company had one Level 2 asset, namely its marketable securities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at August 31, 2010, the Tap Participation Fee liability.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, 2009 AND 2008
The Company maintains policies and procedures to value instruments using the best and most relevant data available.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring and non-recurring basis as of August 31, 2010, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value.

					Unrealized
	Estimated Fair				Gains and
Assets and liabilities	Value	Level 1	Level 2	Level 3	(Losses)
Measured on a recurring basis:
Marketable securities	$1,435,000	$—	$1,435,000	$—	$(1,600)

Measured on a non-recurring basis:
Tap Participation Fee liability	$61,141,329	$—	$—	$61,141,329	$—
Although not required, the Company deems the following table, which presents the changes in the Tap Participation Fee for the fiscal year ended August 31, 2010, to be helpful to the users of its financial statements.

	Fair Value Measurement at August 31 using Significant
	Unobservable Inputs (Level 3)
			Discount - to be
			imputed as
	Gross Estimated	Tap Participation	interest expense
	Tap Participation	Fee Reported	in future
	Fee Liability	Liability	periods
Balance at August 31, 2009	$113,147,688	$57,521,329	$55,626,359
Total gains and losses (realized and unrealized):
Imputed interest recorded as “Other Expense”	—	3,620,000	(3,620,000)
Increase in estimated value (to be realized in future periods)	—	—	—
Purchases, sales, issuances, payments, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance at August 31, 2010	$113,147,688	$61,141,329	$52,006,359

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, 2009 AND 2008
NOTE 4: WATER ASSETS
The Company’s water and water systems consist of the following approximate costs and accumulated depreciation and depletion as of August 31:

	August 31, 2010		August 31, 2009
		Accumulated		Accumulated
		Depreciation		Depreciation
	Costs	and Depletion	Costs	and Depletion
Arkansas River Valley assets	$81,318,700	$(972,400)	$81,319,300	$(823,700)
Rangeview water supply	14,285,700	(6,000)	14,271,800	(5,500)
Rangeview water system	167,700	(57,200)	167,700	(52,000)
Paradise water supply	5,536,500	—	5,532,600	—
Fairgrounds water and water system	2,899,900	(358,400)	2,899,900	(270,300)
Sky Ranch water supply	100,000	—	100,000	—
Water supply — other	25,700	(8,900)	23,800	(4,000)

Totals	104,334,200	(1,402,900)	104,315,100	(1,155,500)

Net investments in water and water systems	$102,931,300		$103,159,600

Depletion and Depreciation
The Company recorded approximately $500, $500 and $600 of depletion charges during the fiscal years ended August 31, 2010, 2009 and 2008, respectively. This related entirely to the Rangeview Water Supply (as defined below). No depletion is taken against the Arkansas River water, Paradise Water Supply or Sky Ranch Water Supply (all of which are defined below) because these assets have not been placed into service as of August 31, 2010.
The Company recorded approximately $254,600, $381,200 and $380,700 of depreciation expense in fiscal 2010, 2009 and 2008, respectively.
Arkansas River Valley Assets
Arkansas River Water. The Company acquired its Arkansas River water rights to increase its rights to senior surface water and to increase its inventory of water and capacity to serve additional customers. The Company owns approximately 60,000 acre-feet of senior water rights in the Arkansas River and its tributaries. The Company anticipates that of this, approximately 40,000 acre-feet will be available for non-agricultural uses along the front range of Colorado sometime in the future. The Company acquired its Arkansas River Valley assets from High Plains A&M LLC (“HP A&M”) pursuant to an Asset Purchase Agreement (the “Arkansas River Agreement”) entered into on May 10, 2006.
In order to utilize the Arkansas River water in the Company’s service areas, the Company will be required to convert this water to municipal and industrial uses. Change of water use must be done through the Colorado water court and several conditions must be present prior to the water court granting an application for transfer of a water right. A transfer case would be expected to include the following provisions: (i) a provision of anti-speculation in which the applicant must have contractual obligations to provide water service to customers prior to the water court ruling on the transfer of a water right, (ii) the applicant can only transfer the “consumptive use” portion of its water rights (the Company expects to face opposition to any consumptive use calculation of the historic agricultural uses of its water), (iii) applicants likely would be required to mitigate the loss of tax base in the basin of origin, (iv) applicants would likely have re-vegetation requirements to restore irrigated soils to non-irrigated, and (v) applicants would be required to meet water quality measures which would be included in the cost of transferring the water rights.
The value of the assets was recorded based on the deemed fair value of the consideration paid at the acquisition date, because the value of the consideration was deemed more reliable than the value of the acquired assets. The consideration paid is comprised of equity (3.0 million shares of the Company’s common stock) and the Tap Participation Fee. Because the estimated value of the consideration paid was less than the total estimated fair value of the assets acquired by the Company, the relative values assigned to the assets were ratably reduced.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, 2009 AND 2008
Land. Currently the approximately 17,500 acres (comprised of 80 separate properties) owned by the Company is being used for agricultural purposes. Approximately 60 of the properties are subject to promissory notes maintained by the seller as further described in Note 7. The land is located in the counties of Bent, Otero and Prowers in Southern Colorado. Each of the properties is subject to operating leases (which expire at various dates through 2011) which the Company assumed effective as of the closing. Pursuant to a property management agreement (described below) between HP A&M and the Company, HP A&M will manage the leases for a period of five years (through August 31, 2011) and will receive all lease payments from the lessees as a management fee. Because the Company does not have the risk of loss associated with the leases (HP A&M’s management fee is equal to the lease income for the next five years, and contractually HP A&M has the risk of loss on the leases), the lease income and management fees are reflected on a net revenue basis throughout the term of the management agreement. The Company also owns certain contract rights, tangible personal property, mineral rights, and other water interests related to the Arkansas River water and land.
The Company and HP A&M entered into a five year property management agreement, pursuant to which, HP A&M holds the right to pursue leasing of the land and Arkansas River water to interested parties. All lease income associated with leasing the land and Arkansas River water, together with all costs associated with these activities including but not limited to, overhead obligations, real property taxes, and personnel costs, are the sole opportunity and obligation of HP A&M. The property management agreement can be extended an additional five years through 2016 under circumstances defined in the agreement.
Land sales. On February 10, 2010, the Company sold approximately four acres of farm land for $10,000 ($2,500 per acre) in cash. The land had an allocated carrying value of approximately $600, which resulted in a gain of approximately $9,400 being recorded during 2010. The Company maintained all water rights associated with the acreage that was sold. During the fiscal year ended August 31, 2009, the Company sold certain non-irrigated parcels of land at net sales prices of approximately $59,700 in cash. This is net of approximately $3,600 of fees. Because the Company assigned no value to this non-irrigated land at the acquisition date (the land was deemed to have a fair value of zero at the acquisition date because it was not being irrigated and therefore was deemed non-essential to the Company’s business), the proceeds to the Company are recorded as a gain on sale of land in the accompanying statement of operations. Pursuant to the Arkansas River Agreement, 100% of the proceeds from the sale of the non-irrigated land are required to be paid to HP A&M, which resulted in credits to the Tap Participation Fee in an amount equivalent to the proceeds of the sale of 28 water taps.
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
Rangeview Water Supply and Water System
The “Rangeview Water Supply” consists of 28,350 acre-feet and is a combination of tributary surface water and groundwater rights along with certain storage rights associated with the Lowry Range, a 26,000 acre property owned by the Land Board located approximately 15 miles southeast of Denver. The $14.4 million of capitalized costs represent the costs of assets acquired or facilities constructed to extend water service to customers located on and off the Lowry Range. The recorded costs of the Rangeview Water Supply include payments to the sellers of the Rangeview Water Supply, design and construction costs and certain direct costs related to improvements to the asset including legal and engineering fees.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, 2009 AND 2008
The Company acquired the Rangeview Water Supply beginning in 1996 when:
(i)	The District entered into the Amended and Restated Lease Agreement with the Land Board, which owns the Lowry Range;
(ii)	The Company entered into the Agreement for Sale of Export Water with the District, a quasi-municipal political subdivision of the State of Colorado;
(iii)	The Company entered into the Service Agreement with the District for the provision of water service to the Lowry Range; and
(iv)
In 1997, the Company entered into the Wastewater Service Agreement with the District for the provision of wastewater service to the District’s service area (collectively these agreements are referred to as the “Rangeview Water Agreements”).

Pursuant to the Rangeview Water Agreements, the Company has the exclusive right, through 2081, to use 13,400 acre feet of the Rangeview Water Supply specifically on the Lowry Range. The Rangeview Water Agreements also provide for the Company to use surface reservoir storage capacity in providing water service to customers both on and off the Lowry Range. The Company owns the rights to use the remaining 11,650 acre-feet of groundwater, which can be exported off the Lowry Range to serve area users (referred to as “Export Water”). The Company also has the option with the Land Board to exchange an aggregate gross volume of 165,000 acre-feet of groundwater for 1,650 acre-feet per year of adjudicated surface water and to use this surface water as Export Water.
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
The Company delivered approximately 33.1 million, 33.9 million and 42.8 million gallons of water to customers during the fiscal years ended August 31, 2010, 2009 and 2008, respectively.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, 2009 AND 2008
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
Since the Company is utilizing Export Water to provide water service to the Fairgrounds, the sale of the water taps generated a royalty payment to the Land Board of $34,522. The agreement with the Land Board requires royalty payments on Export Water sales based on net revenues, which are defined as proceeds from the sale of Export Water less direct and indirect costs, including reasonable overhead charges, associated with the withdrawal, treatment and delivery of Export Water. Based on this, in September 2005, the Company made a $34,522 royalty payment to the Land Board, which is 10% of the net tap fees received from the County.
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
The tap fees retained by the Company were used to fund construction of the Wholesale Facilities required to extend water service to the Fairgrounds. In July 2006 the Company completed construction of the Wholesale Facilities and began ratably recognizing $428,000 of tap fees in income over the estimated accounting life of the assets. The $428,000 is the net of the tap fees received by the Company of $567,490, decreased by (i) royalties to the Land Board of $34,522; and (ii) 65% of the total payments made to external CAA holders or $104,136. In each of the three fiscal years ended August 31, 2009, 2008 and 2007, the Company recognized approximately $14,300 of tap fee revenue. At August 31, 2009, approximately $384,800 of these tap fees are still deferred.
The total construction funding of $1.25 million is deferred and will be recognized as revenue over the expected service period, which is also the estimated useful life of the Special Facilities constructed with the funds. In each of the fiscal years ended August 31, 2010, 2009 and 2008, the Company recognized approximately $41,500 of Special Facilities revenue. At August 31, 2010, approximately $1.08 million of the construction funding is still deferred.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, 2009 AND 2008
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
Sky Ranch
At August 31, 2010, the Company owned approximately 89 acre-feet of water located beneath Sky Ranch. Pursuant to a groundwater purchase agreement the Company had with the prior developer, the Company paid $100,000 to the prior developer of Sky Ranch to acquire these water rights.
Effective July 30, 2010, the Company entered into a Loan Sale and Assignment Agreement (the “Loan Sale Agreement”) with the Bank of America, N.A. (“BofA”), to acquire from BofA loan instruments secured by approximately 940 acres of undeveloped land known as Sky Ranch. The Company is acquiring the promissory note payable by Sky Ranch, LLC (a wholly owned subsidiary of Neumann Homes, Inc.) and the deed of trust granted by Sky Ranch, LLC to secure the promissory note from the Seller for cash payments totaling $7.0 million. Concurrent with the signing of the Loan Sale Agreement the Company made an escrow payment totaling $700,000 to BofA. The balance of the acquisition price, or $6.3 million, was paid to BofA in connection with the closing, which was on October 18, 2010, subsequent to the Company’s fiscal year end. The property includes approximately 820 acre feet of water, of which the Company already owned approximately 89 acre feet purchased pursuant to the agreements entered into with the former developer. See Note 14 below for information on the financing of the Sky Ranch acquisition. On October 26, 2010, the United States Bankruptcy Court, Northern District of Illinois, entered an order granting the Company’s motion requesting that title to the Sky Ranch property be deeded to the Company free and clear of all bankruptcy claims. Pursuant to the order, the Company owns the Sky Ranch property effective as of November 2, 2010.
Paradise Water Supply
In 1987, the Company acquired water, water wells, and related assets from Paradise Oil, Water and Land Development, Inc., which constitute the “Paradise Water Supply.” The $5.5 million of capitalized costs includes costs to acquire the Paradise Water Supply, as well as certain direct legal and engineering costs relating to improvements to the asset. The Paradise Water Supply includes 70,000 acre-feet of conditionally decreed tributary Colorado River water, a right-of-way permit from the United States Department of the Interior, Bureau of Land Management, for the construction of a 70,000 acre-foot dam and reservoir across federal lands, and four unrelated water wells.
Every six years the Paradise Water Supply is subject to a finding of reasonable diligence review by the water court and the State Engineer to determine if the Company is diligently pursuing the development of the water rights. During fiscal 2005, the water court began the latest review and the Company received its official finding of reasonable diligence in August 2008. During the diligence review, the Company received objections from two parties to its Paradise Water rights. The Company and the objectors reached an agreement on the objections, which resulted in the Company receiving its finding of reasonable diligence. The agreement with the objectors called for the Company to, among others, perform the following during the next six years: (i) select an alternative reservoir site; (ii) file an application in water court to change the place of storage; (iii) identify specific end users and place(s) of use of the water; and (iv) identify specific source(s) of the water rights for use. The Company is working on satisfying the above stipulations by the next diligence review period.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, 2009 AND 2008
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
In recent years, in order to reduce the long term impact of the CAA, the Company has repurchased various portions of the CAA obligations in priority. The Company did not make any CAA acquisitions during the fiscal years ended August 31, 2010 or 2009.
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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, 2009 AND 2008
As a result of the CAA acquisitions, and due to the sale of Export Water, as detailed in the table below, the total remaining potential third party obligation as of August 31, 2010 is approximately $3.5 million:

	Export Water	Initial Export	Total Potential	Paticipating
	Proceeds	Water Proceeds	Third party	Interests
	Received	to Pure Cycle	Obligation	Liability	Contingency
Original balances	$—	$218,500	$31,807,732	$11,090,630	$20,717,102
Activity from inception until August 31, 2009:
Acquisitions	—	28,077,500	(28,077,500)	(9,789,983)	(18,287,517)
Option payments — Sky Ranch and The Hills at Sky Ranch	110,400	(42,280)	(68,120)	(23,754)	(44,366)
Arapahoe County tap fees *	532,968	(373,078)	(159,890)	(55,754)	(104,136)
Export Water sale payments	45,662	(31,963)	(13,699)	(4,779)	(8,920)

Balance at August 31, 2009	689,030	27,848,679	3,488,523	1,216,360	2,272,163
Fiscal 2010 activity:
Export Water sale payments	14,922	(10,445)	(4,477)	(1,561)	(2,916)

Balance at August 31, 2010	$703,952	$27,838,234	$3,484,046	$1,214,799	$2,269,247

*	The Arapahoe County tap fees are less $34,522 in royalties paid to the Land Board.
The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first three payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive approximately $5.1 million of the first priority payout (the remaining entire first priority payout totals approximately $7.3 million as of August 31, 2010).
NOTE 6: ACCRUED LIABILITIES
At August 31, 2010, the Company had accrued liabilities of approximately $70,700, of which $65,000 was for professional fees with the remainder relating to operating payables.
At August 31, 2009, the Company had accrued liabilities of approximately $60,100, of which $50,100 was for professional fees with the remainder relating to operating payables.
NOTE 7: LONG-TERM DEBT AND OPERATING LEASE
As of August 31, 2010, the Company has no debt with contractual maturity dates. However, see Note 14 below for information regarding the Convertible Note issued subsequent to August 31, 2010.
The Participating Interest in Export Water supply and the Tap Participation Fee payable to HP A&M are obligations of the Company that have no scheduled maturity dates. Therefore, these liabilities are not disclosed in tabular format. However, the Tap Participation Fee is described below.
Tap Participation Fee payable to HP A&M
Pursuant to the Arkansas River Agreement the Company granted HP A&M the right to receive ten percent (10%) of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 40,000 water taps sold by the Company from and after the date of the Arkansas River Agreement (the “Tap Participation Fee”). As a result of land sales in 2006 and 2009 and the sale of unutilized water rights owned by the Company in the Arkansas River Valley in 2007, 38,937 water taps remain subject to the Tap Participation Fee.
The Tap Participation Fee is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the fiscal year ended August 31, 2010 or 2009. However, the Company did make Tap Participation Fee payments to HP A&M during the fiscal year ended August 31, 2009, as a result of non-irrigated land sales described above.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, 2009 AND 2008
The Tap Participation Fee was initially valued at approximately $45.6 million at the acquisition date using a discounted cash flow analysis of the projected future payments to HP A&M. The $61.1 million balance at August 31, 2010, includes approximately $16.4 million of imputed interest, recorded using the effective interest method. The Company estimates the value of the Tap Participation Fee by projecting new home development in the Company’s targeted service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver, Colorado metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver, Colorado metropolitan area. This development pattern was then applied to estimated future water tap fees calculated using historical water tap fees. Based on the weak new home construction market in the Denver metropolitan area, the Company updated its estimated discounted cash flow analysis as of February 28, 2009. The February 2009 update resulted in the following changes from the prior estimate:
(i)	An increase in the overall future estimated Tap Participation Fee of approximately $4.7 million (from approximately $108.5 million to approximately $113.1 million);
(ii)	A decrease in the imputed effective interest rate from approximately 8.6% to approximately 6.3%; and
(iii)
A decrease in the imputed interest expense for the fiscal year ended August 31, 2010 and 2009 of approximately $1.6 million and $1.1 million, respectively, which equates to approximately $.08 and $.05 per basic and diluted share, respectively.

The Company completed an update to its analysis of the fair value of the Tap Participation Fee as of August 31, 2010. The Company determined that changes in the projected estimated discounted cash flows did not materially impact its February 28, 2009 fair value analysis.
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
The Company imputes interest expense on the unpaid Tap Participation Fee using the effective interest method over the estimated development period utilized in the valuation of the liability. The Company imputed interest of approximately $3.6 million, $3.7 million and $4.4 million during the fiscal years ended August 31, 2010, 2009 and 2008, respectively.
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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, 2009 AND 2008
Promissory Notes Payable by HP A&M
Certain of the properties the Company acquired from HP A&M are subject to outstanding promissory notes with principal and accrued interest totaling approximately $11.0 million and $12.0 million at August 31, 2010 and 2009, respectively. These promissory notes are secured by deeds of trust on the Properties. The Company did not assume any of these promissory notes and is not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, at the Company’s sole discretion, the Company may make payments pursuant to any or all of the notes and cure any or all of the defaults. If the Company does not cure the defaults, it will lose the properties securing the defaulted notes. If HP A&M defaults on the promissory notes, the Company can foreclose on a defined amount of stock issued to HP A&M and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Because HP A&M would lose such a substantial amount of equity and the Tap Participation Fee, and based on the financial stability of HP A&M and its owners and affiliated companies, the probability of HP A&M defaulting on the notes is deemed remote. As far as the Company is aware, as of August 31, 2010, HP A&M has not defaulted on any of the promissory notes. If HP A&M were to default on the notes, the Company would lose approximately 60 of the 80 (approximately 75%) real property interests it acquired and a comparable percentage of the water rights the Company acquired, which are associated with those properties, unless the Company cured the notes in default.
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
Equity Compensation Plan
The Company maintains the 2004 Incentive Plan (the “Equity Plan”) which was approved by stockholders in April 2004. Executives, eligible employees and non-employee directors are eligible to receive options and restricted stock grants pursuant to the Equity Plan. Under the Equity Plan, options to purchase shares of stock, and restricted stock awards, can be granted with exercise prices and vesting periods determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. As of August 31, 2010, the Company has 1,303,311 shares that can be granted to eligible participants pursuant to the Equity Plan.
The Company estimates the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”). Using the Black-Scholes model, the value of the portion of the award that is ultimately expected to vest is recognized as a period expense over the requisite service period in the statement of operations. Option forfeitures are to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company does not expect any forfeiture of its option grants and therefore the compensation expense has not been reduced for estimated forfeitures. No options were forfeited by option holders during the three fiscal years ended August 31, 2010. The Company attributes the value of share-based compensation to expense using the straight-line single option method for all options granted.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, 2009 AND 2008
The Company’s determination of the estimated fair value of share-based payment awards on the date of grant is affected by the following variables and assumptions:
•	The grant date exercise price — is the closing market price of the Company’s common stock on the date of grant;

•	Estimated option lives — based on historical experience with existing option holders;

•	Estimated dividend rates — based on historical and anticipated dividends over the life of the option;

•	Life of the option —based on historical experience option grants have lives between 8 and 10 years;

•	Risk-free interest rates — with maturities that approximate the expected life of the options granted;

•
Calculated stock price volatility — calculated over the expected life of the options granted, which is calculated based on the weekly closing price of the Company’s common stock over a period equal to the expected life of the option; and

•	Option exercise behaviors — based on actual and projected employee stock option exercises and forfeitures.
In January 2010, the Company granted its non-employee directors options to purchase a combined 12,500 shares of the Company’s common stock pursuant to the Equity Plan. The options vest one year from the date of grant and expire ten years from the date of grant. The Company calculated the fair value of these options at approximately $31,200 (approximately $2.49 per option) using the Black-Scholes model with the following variables: weighted average exercise price of $2.88 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of ten years; estimated dividend rate of 0%; weighted average risk-free interest rate of 3.74%; weighted average stock price volatility of 88.4%; and an estimated forfeiture rate of 0%. The $31,200 of stock-based compensation is being expensed monthly over the vesting period.
In August 2009, the Company granted two employees options to purchase a combined 80,000 shares of the Company’s common stock pursuant to the Equity Plan. The options vest one-fifth at the grant date and one-fifth on each of the next four anniversary dates of the grant date. The options expire ten years from the date of grant. The Company calculated the fair value of these options at approximately $217,300 (approximately $2.72 per option) using the Black-Scholes model with the following variables: weighted average exercise price of $3.13 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of ten years; estimated dividend rate of 0%; weighted average risk-free interest rate of 3.51%; weighted average stock price volatility of 89.35%; and an estimated forfeiture rate of 0%. Approximately $43,500 of the share-based compensation was expensed at the grant date and the remaining $173,800 is being expensed monthly over the remaining vesting period.
In January 2009, the Company granted its non-employee directors options to purchase a combined 15,000 shares of the Company’s common stock pursuant to the Equity Plan. The options vest one year from the date of grant and expire ten years from the date of grant. The Company calculated the fair value of these options at approximately $36,300 (approximately $2.42 per option) using the Black-Scholes model with the following variables: weighted average exercise price of $2.94 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of eight years; estimated dividend rate of 0%; weighted average risk-free interest rate of 2.33%; weighted average stock price volatility of 91.6%; and an estimated forfeiture rate of 0%. The $36,300 of stock-based compensation was expensed monthly over the vesting period.
In August 2008, the Company granted one of its non-employee directors an option to purchase 2,500 shares of the Company’s common stock pursuant to the Equity Plan. The option vests one year from the date of grant and expires ten years from the date of grant. The Company calculated the fair value of this option at approximately $16,100 (approximately $6.44 per option) using the Black-Scholes model with the following variables: weighted average exercise price of $7.64 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option life of eight years; estimated dividend rate of 0%; weighted average risk-free interest rate of 4.75%; weighted average stock price volatility of 92.5%; and an estimated forfeiture rate of 0%. The $16,100 of stock-based compensation was expensed monthly over the vesting period.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, 2009 AND 2008
In January 2008, the Company granted its outside directors options to purchase a combined 15,000 shares of the Company’s common stock pursuant to the Equity Plan. The options vest one year from the date of grant and expire ten years from the date of grant. The Company calculated the fair value of these options at approximately $93,600 (approximately $6.25 per option)using the Black-Scholes model with the following variables: weighted average exercise price of $7.50 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of eight years; estimated dividend rate of 0%; weighted average risk-free interest rate of 4.25%; weighted average stock price volatility of 90.6%; and an estimated forfeiture rate of 0%. The $93,600 of stock-based compensation was expensed monthly over the vesting period.
No options were exercised during the fiscal years ended August 31, 2010 or 2009.
The following table summarizes the stock option activity for the Equity Plan for the fiscal year ended August 31, 2010:

			Weighted-
			Average	Approximate
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Instrinsic
	Options	Exercise Price	Term	Value
Oustanding at beginning of period	250,000	$6.43
Granted	12,500	$2.88
Exercised	—	$—
Forfeited or expired	—	$—

Outstanding at August 31, 2010	262,500	$6.26	6.7	*

Options exercisable at August 31, 2010	202,000	$7.22	6.2	*

*	Intrinsic value less than zero
The following table summarizes the activity and value of non-vested options as of and for the fiscal year ended August 31, 2010:

		Weighted-
		Average Grant
	Number of	Date Fair
	Options	Value
Non-vested options oustanding at beginning of period	79,000	$2.66
Granted	12,500	2.49
Vested	(31,000)	2.57
Forfeited	—	—

Non-vested options outstanding at August 31, 2010	60,500	$2.67

All non-vested options are expected to vest. The total fair value of options vested during the fiscal years ended August 31, 2010, 2009 and 2008 was approximately $79,700, $230,700 and $195,400, respectively. The weighted average grant date fair value of options granted during the fiscal years ended August 31, 2010, 2009 and 2008 was $2.49, $2.67 and $6.25, respectively.
Share-based compensation expense for the fiscal years ended August 31, 2010, 2009 and 2008, was approximately $87,600, $325,500 and $351,500, respectively.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, 2009 AND 2008
At August 31, 2010, the Company has unrecognized expenses relating to non-vested options that are expected to vest totaling approximately $132,500. The weighted-average period over which these options are expected to vest is approximately two years. The Company has not recorded any excess tax benefits to additional paid in capital.
Warrants
As of August 31, 2010, the Company had outstanding warrants to purchase 92 shares of common stock at an exercise price of $1.80 per share. These warrants expire six months from the earlier of:
(i)	The date all of the Export Water is sold or otherwise disposed of,

(ii)	The date the CAA is terminated with respect to the original holder of the warrant, or

(iii)	The date on which the Company makes the final payment pursuant to Section 2.1(r) of the CAA.
No warrants were exercised during fiscal 2010, 2009 or 2008.
Pledged Common Stock Owned by HP A&M
Pursuant to the Arkansas River Agreement, HP A&M pledged, transferred, assigned and granted to the Company a security interest in and to (a) 1,500,000 shares of Pure Cycle common stock, (b) all shares of Pure Cycle Common Stock hereafter issued to HP A&M by means of any dividend or distribution in respect of the shares pledged thereunder (together with the shares identified in (a), the “Pledged Shares”), (c) the certificates representing the Pledged Shares, and (d) all rights to money or property which HP A&M now has or hereafter acquires in respect of the Pledged Shares. The Pledged Shares are being held by the Company’s corporate legal counsel.
Registration Rights Agreement
Pursuant to the Arkansas River Agreement the Company granted HP A&M one demand right to request the registration of 750,000 shares of Pure Cycle common stock and piggyback rights to register an additional 750,000 shares of Pure Cycle common stock.
Pursuant to the demand right, upon the request of HP A&M, the Company is required to file a registration statement for up to 750,000 shares of the Company’s common stock owned by HP A&M and to use its reasonable best, diligent efforts to cause the registration statement to become effective. Provided the Company exercises the appropriate efforts, it has no liability to HP A&M if the registration statement is not declared effective. Furthermore, HP A&M has no right to put its Company common stock to the Company or to otherwise require the Company to purchase its shares. As of August 31, 2010, HP A&M has not requested the Company to register these shares.
HP A&M exercised its piggyback rights in July 2007 and therefore the Company registered 750,000 shares of common stock held by HP A&M.
Voting Rights Agreement
Pursuant to the Arkansas River Agreement, Mr. Mark Harding, the Company’s President, agrees to vote shares of Pure Cycle common stock owned by him (which total 727,243 shares at August 31, 2010) for HP A&M’s designated board member (currently HP A&M does not have a board member on the Company’s board).
Gain on Extinguishment of Related Party CAA Obligations and Debt
See Note 13 below regarding the gain on extinguishment of related party CAA obligations and debt recorded as additional paid in capital.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, 2009 AND 2008
Shelf Registration Statement
On July 28, 2010, the Company filed a shelf registration with the SEC to register up to $10.0 million of common stock. As further described in Note 14 below, on September 29, 2010, the Company sold 1,848,931 shares of its common stock for approximately $5,546,800, or $3.00 per share pursuant to this shelf registration. Following this sale, the Company can issue approximately $4,453,200 of additional common stock pursuant to the shelf registration.
NOTE 9: SIGNIFICANT CUSTOMERS
The Company had accounts receivable from one customer that accounted for approximately 82% of the Company’s trade receivables balances at both August 31, 2010 and 2009. The Company earned revenues from the same customer that accounted for approximately 64% of the Company’s total revenues for each of the years ended August 31, 2010, 2009 and 2008.
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

	For the Fiscal Years Ended August 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$5,022,300	$4,575,900
Imputed interest on Tap Participation Fee	6,123,100	4,772,800
Deferred revenue	539,400	352,100
Depreciation and depletion	175,600	143,500
Loss in Well Enhancment LLC	34,600	34,200
Other	6,400	5,800
Valuation allowance	(11,901,400)	(9,884,300)

Net deferred tax asset	—	—

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
Income taxes computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following for the fiscal years ended August 31:

	For the Fiscal Years Ended August 31,
	2010	2009	2008
Expected benefit from federal taxes at statutory rate of 34%	$(1,833,000)	$(1,947,500)	$(2,355,100)
State taxes, net of federal benefit	(177,900)	(189,000)	(228,600)
Expiration of net operating losses	147,900	142,800	117,600
Permanent and other differences	(154,100)	121,900	131,800
Change in valuation allowance	2,017,100	1,871,800	2,334,300

Total income tax expense / benefit	$—	$—	$—

At August 31, 2010, the Company has approximately $13.5 million of net operating loss carryforwards available for income tax purposes which expire between fiscal 2011 and 2030. Utilization of these net operating loss carryforwards may be subject to substantial annual ownership change limitations provided by the Internal Revenue Code. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, 2009 AND 2008
Net operating loss carryforwards of approximately $396,500, $382,800 and $315,400 expired during the fiscal years ended August 31, 2010, 2009 and 2008, respectively.
NOTE 11: 401(k) PLAN
Effective July 25, 2006, the Company adopted the Pure Cycle Corporation 401(k) Profit Sharing Plan (the “Plan”), a defined contribution retirement plan for the benefit of its employees. The Plan is currently a salary deferral only plan and at this time the Company does not match employee contributions. The Company pays the annual administrative fees of the Plan, and the Plan participants pay the investment fees. The Plan is open to all employees, age 21 or older, who have been employees of the Company for at least six months. During the fiscal years ended August 31, 2010, 2009 and 2008, the Company paid fees of approximately $2,400, $3,800 and $2,400, respectively, for the administration of the Plan.
NOTE 12: SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

	For the Fiscal Years Ended August 31,
	2010	2009	2008
Increase in estimated Tap Participation Fee liability and related discount	$—	$4,758,038	$3,867,321

Water rights received from Arapahoe County which reduced the Construction proceeds receivable balance	$—	$—	$206,005

NOTE 13: RELATED PARTY TRANSACTIONS
Until August 31, 2009, the Company leased office space from the estate of the son of its former CEO. The Company leased the office space on a month-to-month basis for $1,000 per month.
On December 16, 2009, the Company entered into a Participation Agreement with the District whereby the Company agreed to provide funding to the District in connection with the District joining the South Metro Water Supply Authority (“SMWSA”). During the year ended August 31, 2010, the Company provided funding of approximately $110,300. The Company anticipates providing additional funding of approximately $20,000 per year to maintain the District’s membership in SMWSA. The $110,300 funding was expensed in the general and administrative line in the accompanying statement of operations.
The Company paid HP A&M approximately $16,700, $41,700 and $49,700 during the fiscal years ended August 31, 2010, 2009 and 2008, respectively. This is predominately due to the Company paying 50% of the salary and expenses for work performed by an HP A&M employee on behalf of the Company related to operations of the agricultural property owned by the Company in the Arkansas River Valley. The amount paid to HP A&M in fiscal 2010 decreased approximately $25,000 from fiscal 2009 because on January 1, 2010, this employee became an employee of the Company and on that date HP A&M began reimbursing the Company for half of said employee’s salary and expenses. In fiscal 2010, HP A&M paid the Company approximately $28,100 for this employee’s salary and expenses.
In 2009, the Company paid HP A&M approximately $59,700 pursuant to the Tap Participation Fee as a result of the sale of non-irrigated land.
In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at August 31, 2010) and matures on December 31, 2010. The approximately $519,800 balance of the note receivable at August 31, 2010 includes borrowings of approximately $229,300 and accrued interest of approximately $290,500. The approximately $507,800 balance of the note receivable at August 31, 2009 includes borrowings of approximately $229,300 and accrued interest of approximately $278,500. The Company extended the due date to December 31, 2010 and accordingly the note has been classified as non-current.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, 2009 AND 2008
See also Note 14 below regarding the sale of common stock and the issuance of the Convertible Note to a related party subsequent to August 31, 2010.
NOTE 14: SUBSEQUENT EVENTS
As noted in Note 4 above, effective July 30, 2010, the Company entered into the Loan Sale Agreement with BofA. The Company completed this acquisition on October 18, 2010. The total consideration paid to BofA pursuant to the Loan Sale Agreement was $7.0 million in cash ($700,000 was remitted prior to August 31, 2010 with the remaining $6.3 million being remitted to BofA subsequent to August 31, 2010). The funding for this was completed in September 2010, when the Company entered into the $5.2 million Convertible Note with PAR Investment Partners, L.P. (“PAR”), a 5% or greater shareholder of the Company, and sold approximately 1.8 million shares of its common stock for approximately $5.5 million. Both financing transactions are described below. Of the combined $10.7 million raised by the Company, $6.3 million was used to complete the Loan Sale Agreement with BofA and the remaining funds, approximately $4.4 million (when added to the Company’s current cash, cash equivalent and marketable security balances of approximately $1.4 million provides the Company with approximately $5.8 million) will be used for working capital and other general corporate purposes.
Issuance of the Convertible Note
The Company issued the $5.2 million Convertible Note to PAR on September 28, 2010. The Convertible Note (i) bears interest at 10% per annum, (ii) does not require payments until April 1, 2011, at which time interest only payments are due monthly (interest accruing from September 28, 2010 — March 31, 2011 is due on April 1, 2011) on the first day of each subsequent month until the Convertible Note matures on January 15, 2012, (iii) is unsecured, and (iv) upon approval by the Company’s shareholders, can be converted to unregistered common stock at a conversion price of $2.70 per share. The Company intends to seek shareholder approval to convert the Convertible Note to common stock at its 2011 annual shareholders’ meeting. In conjunction with the Convertible Note, the Company granted PAR one demand right and piggyback rights to register the shares of common stock issuable upon conversion of the Convertible Note.
If the Company’s shareholders do not approve the conversion of the Convertible Note to common stock, the Convertible Note would require the following payments:

Fiscal Year Ending:	Principal Payments	Interest Payments	Total Payments
August 31, 2011	$—	$486,800	$486,800
August 31, 2012	5,200,000	197,900	5,397,900

Total payments	$5,200,000	$684,700	$5,884,700

If the Company’s shareholders approve the conversion of the Convertible Note to common stock, the number of common shares issued will be determined based on the principal and accrued interest at the date of approval.
Sale of common stock pursuant to the shelf registrations
On September 29, 2010, the Company sold 1,848,931 shares of its common stock for approximately $5.5 million or $3.00 per share. These shares were sold pursuant to a $10.0 million effective shelf registration statement (registration number 333-168160) filed with the SEC on July 28, 2010. Following this issuance, the Company can issue up to an additional $4.5 million of its common stock pursuant to the shelf registration statement. Approximately 930,600 shares of common stock sold in this offering were sold to PAR for approximately $2.8 million or $3.00 per share.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2010, 2009 AND 2008
NOTE 15: SUPPLEMENTAL DATA: SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)

In thousands, except per share amounts
Fiscal 2010 quarters ended:	August 31	May 31	February 28	November 30
Total revenues	$95.3	$58.0	$51.2	$59.6
Gross margin	$49.2	$22.3	$13.7	$17.1
Net loss	$(1,264.9)	$(1,333.4)	$(1,514.3)	$(1,278.7)
Earnings per share — basic and diluted	$(0.06)	$(0.07)	$(0.07)	$(0.06)

Market price of common stock
High	$3.15	$3.27	$3.24	$3.68
Low	$2.22	$2.30	$2.00	$2.13

Fiscal 2009 quarters ended:	August 31	May 31	February 28	November 30
Total revenues	$79.8	$62.5	$54.1	$63.8
Gross margin	$36.8	$25.7	$17.0	$17.3
Net loss	$(1,289.5)	$(1,325.2)	$(1,401.3)	$(1,712.1)
Earnings per share — basic and diluted	$(0.06)	$(0.07)	$(0.07)	$(0.08)
Market price of common stock
High	$3.70	$3.25	$3.96	$6.09
Low	$2.41	$2.16	$1.75	$2.09
*****

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreement with accountants on accounting and financial disclosures.
Item 9A — Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of August 31, 2010, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
(b)	Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:
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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we determined that, as of August 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.
GHP Horwath P.C. (“GHP”) our independent registered public accounting firm has performed an audit of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2010. This audit is required to be performed in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our independent auditors were given unrestricted access to all financial records and related data. The report of the Company’s independent registered public accounting firm, including the attestation report on our internal control over financial reporting is included in Item 8. Financial Statements and Supplementary Data.

(c)	Changes in Internal Controls
No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B — Other Information
None
PART III
Information concerning Items 10 through Items 14 will be contained in our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act for the 2010 Annual Meeting of Shareholders and is incorporated herein by reference, which is expected to be filed on or about December 2, 2010.
PART IV
Item 15 — Exhibits and Financial Statement Schedules
(a)	Financial Statements

1.	See “Index to Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedules: None

3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K
Index to Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Pure Cycle Corporation. Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed December 14, 2007.

3.2	Bylaws of Pure Cycle Corporation. Incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed December 14, 2007.

4.1	Specimen Stock Certificate. Incorporated by reference to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010.

10.1
Right of First Refusal Agreement dated August 12, 1992 between INCO Securities Corporation and Richard F. Myers, Mark W. Harding, Thomas P. Clark, Thomas Lamm and Rowena Rogers. Incorporated by Reference from Registration Statement on Form SB-2, filed April 19, 2004, Registration No. 333-114568.

10.2	2004 Equity Incentive Plan, Incorporated by reference from Proxy Statement for Annual Meeting held April 12, 2004. **

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

10.9
Agreement to Amend Water Service Agreement for the Sky Ranch PUD dated January 30, 2004. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.10
Agreement to Amend Option Agreement for Export Water Service for the Sky Ranch PUD dated January 30, 2004. Incorporated by Reference from Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.11
Second Amendment to Water Service Agreement for the Sky Ranch PUD dated March 5, 2004. Incorporated by Reference from original Annual Report on Form 10-K for the fiscal year ended August 31, 2007, filed November 21, 2006.

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

10.17
Arkansas River Agreement dated May 10, 2006, between Pure Cycle Corporation and High Plains A&M, LLC, and the Seller Pledge Agreement, Pure Cycle Corporation Pledge Agreement, Property Management Agreement, and Registration Rights Agreement, attached as exhibits thereto, entered into between Pure Cycle Corporation and High Plains A&M, LLC dated August 31, 2009. Incorporated by reference from Form 8-K filed on May 16, 2006.

Exhibit No.	Description

10.18
Amendment No. 1 to Agreement for Water Service dated August 25, 2008, between Pure Cycle Corporation and Arapahoe County. Incorporated by reference from Form 10-K for the fiscal year ended August 31, 2008.

10.19	Loan Sale and Assignment Agreement dated July 30, 2010, between Pure Cycle Corporation and Bank of America, N.A. Incorporated by reference from Form 8-K filed on August 4, 2010.

10.20	License Agreement between Pure Cycle Corporation and Sky Ranch LLC, a Colorado limited liability company, Debtor-in-Possession. Incorporated by reference from Form 8-K filed on August 4, 2010.

10.21	Convertible Negotiable Note Payable dated September 28, 2010, between Pure Cycle Corporation and PAR Investment Partners, L.P. Incorporated by reference from Form 8-K filed on September 29, 2010.

10.22	Registration Rights Agreement dated September 28, 2010, between Pure Cycle Corporation and PAR Investment Partners, L.P. Incorporated by reference from Form 8-K filed on September 29, 2010.

14	Code of Ethics as amended August 2, 2007. Incorporated by reference from Form 10-K for the fiscal year ended August 31, 2008.

23.1	Consent of GHP Horwath, P.C. *

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

**	Indicates management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION

By:	/s/ Mark W. Harding Mark W. Harding, President and Chief Financial Officer
November 12, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Mark W. Harding Mark W. Harding	President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial and Accounting Officer)	November 12, 2010

/s/ Harrison H. Augur Harrison H. Augur	Chairman, Director	November 12, 2010

/s/ Arthur G. Epker III Arthur G. Epker III	Director	November 12, 2010

/s/ Richard L. Guido Richard L. Guido	Director	November 12, 2010

/s/ Peter C. Howell Peter C. Howell	Director	November 12, 2010

/s/ George M. Middlemas George M. Middlemas	Director	November 12, 2010