Form 10-Q
period 2010-11-30
PURE CYCLE CORP
filed 2011-01-07
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-8814
PURE CYCLE CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0705083

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1490 Lafayette Street, Suite 203, Denver, CO	80218

(Address of principal executive offices)	(Zip Code)
(303) 292 — 3456
(Registrant’s telephone number, including area code)
500 E. 8th Ave, Suite 201, Denver CO 80203
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 6, 2011:

Common stock, 1/3 of $.01 par value	22,055,497

(Class)	(Number of Shares)

PURE CYCLE CORPORATION
INDEX TO NOVEMBER 30, 2010 FORM 10-Q

PURE CYCLE CORPORATION
BALANCE SHEETS

	November 30, 2010	August 31, 2010
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$619,147	$12,017
Marketable securities	4,495,194	1,435,054
Trade accounts receivable	76,059	71,155
Prepaid expenses	152,221	236,627
Current portion of construction proceeds receivable	64,783	64,783

Total current assets	5,407,404	1,819,636

Investments in water and water systems, net	106,595,564	102,931,347
Land — Sky Ranch	3,738,955	—
Construction proceeds receivable, less current portion	344,147	351,791
Note receivable — related party:
Rangeview Metropolitan District, including accrued interest	522,836	519,834
Escrow and other items related to the Sky Ranch acquisition	—	735,000
Property and equipment, net	1,318	8,854
Other assets	78,489	11,292

Total assets	$116,688,713	$106,377,754

LIABILITIES:
Current liabilities:
Accounts payable	$48,258	$44,818
Accrued liabilities	176,662	70,704
Deferred revenues	55,800	55,800

Total current liabilities	280,720	171,322

Deferred revenues, less current portion	1,376,355	1,390,305
Participating Interests in Export Water Supply	1,214,346	1,214,799
Convertible Note — Related Party, including accrued interest	5,291,000	—
Tap Participation Fee payable to HP A&M, net of $51.1 million and $52.0 million discount	62,081,329	61,141,329

Total liabilities	70,243,750	63,917,755

Commitments and Contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B — par value $.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 22,055,497 and 20,206,566 shares outstanding, respectively	73,523	67,360
Additional paid-in capital	97,783,378	92,341,555
Accumulated comprehensive loss	(3,789)	(1,580)
Accumulated deficit	(51,408,582)	(49,947,769)

Total shareholders’ equity	46,444,963	42,459,999

Total liabilities and shareholders’ equity	$116,688,713	$106,377,754

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended November 30,
	2010	2009
Revenues:
Metered water usage	$36,316	$28,878
Wastewater treatment fees	17,719	16,744
Recognition of deferred revenues:
Special facility funding	10,377	10,377
Water tap fees	3,574	3,574

Total revenues	67,986	59,573

Expenses:
Water service operations	(14,555)	(14,761)
Wastewater service operations	(4,810)	(5,629)
Depletion and depreciation	(22,131)	(22,104)

Total cost of revenues	(41,496)	(42,494)

Gross margin	26,490	17,079

General and administrative expenses	(421,470)	(357,410)
Depreciation	(53,073)	(74,729)

Operating loss	(448,053)	(415,060)

Other income (expense):
Interest income	16,750	20,651
Other	1,490	(278)
Interest expense on Convertible Note — related party	(91,000)	—
Interest imputed on the Tap Participation Fee payable to HP A&M	(940,000)	(884,000)

Net loss	$(1,460,813)	$(1,278,687)

Net loss per common share — basic and diluted	$(0.07)	$(0.06)

Weighted average common shares outstanding — basic and diluted	21,466,277	20,206,566

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended November 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,460,813)	$(1,278,687)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest on Tap Participation Fee payable to HP A&M	940,000	884,000
Interest expense on Convertible Note — related party	91,000	—
Depreciation, depletion and other non-cash items	75,947	97,393
Stock-based compensation expense included with general and administrative expenses	21,380	22,652
Share of losses of Well Enhancement and Recovery Systems, LLC	418	278
Interest added to construction proceeds receivable	(6,056)	(6,898)
Interest added to note receivable — related party:
Rangeview Metropolitan District	(3,002)	(3,002)
Changes in operating assets and liabilities:
Trade accounts receivable	(4,904)	(2,991)
Interest receivable and prepaid expenses	84,406	16,016
Accounts payable and accrued liabilities	9,981	(17,371)
Deferred revenues	(13,950)	(13,951)

Net cash used by operating activities	(265,593)	(302,561)

Cash flows from investing activities:
Investments in water, water systems and land	(6,703,933)	(3,801)
Purchase of marketable securities	(3,829,349)	(9,968)
Sales and maturities of marketable securities	767,000	—

Net cash used by investing activities	(9,766,282)	(13,769)

Cash flows from financing activities:
Net proceeds from sale of common stock	5,426,606	—
Issuance of Convertible Note Payable — related party	5,200,000	—
Arapahoe County construction proceeds	13,699	20,549
Payments to contingent liability holders	(1,300)	(1,019)

Net cash provided by financing activities	10,639,005	19,530

Net change in cash and cash equivalents	607,130	(296,800)
Cash and cash equivalents — beginning of year	12,017	705,083

Cash and cash equivalents — end of year	$619,147	$408,283

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010
NOTE 1 — PRESENTATION OF INTERIM INFORMATION
The November 30, 2010 balance sheet, the statements of operations for the three months ended November 30, 2010 and 2009, and the statements of cash flows for the three months ended November 30, 2010 and 2009, respectively, have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at November 30, 2010, and for all periods presented have been made appropriately.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 12, 2010. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full fiscal year. The August 31, 2010 balance sheet was taken directly from the Company’s audited financial statements.
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
Financial Instruments — Concentration of Credit Risk and Fair Value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and marketable securities. The Company places its cash equivalents and investments with a high quality financial institution. At various times throughout the three months ended November 30, 2010, cash deposits have exceeded federally insured limits. The Company invests its excess cash primarily in certificates of deposit, money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.
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

	November 30, 2010	August 31, 2010
Carrying Amount	$4,499,000	$1,435,100
Estimated Fair Value	4,495,200	1,433,500

Unrealized (loss) gain	$(3,800)	$(1,600)

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010
Notes Receivable and Construction Proceeds Receivable
The carrying amounts of the Company’s notes receivable and construction proceeds receivable approximate fair value as they bear interest at rates which are comparable to current market rates.
Long-term Financial Liabilities
The Comprehensive Amendment Agreement No. 1 (the “CAA” as defined in Note 5 below) is comprised of a recorded balance and an off-balance sheet or “contingent” obligation. The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (as defined in Note 4 in the Company’s 2010 Annual Report on Form 10-K). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value.
The fair value of the Convertible Negotiable Promissory Note (the “Convertible Note”) – related party is not practicable to estimate due to the related party nature of the underlying transaction.
The fair value of the “Tap Participation Fee” (as described below) is determined by projecting new home development in the Company’s targeted service area over an estimated development period, as summarized below:

	November 30, 2010	August 31, 2010
Carrying Amount	$62,081,300	$61,141,300
Estimated Fair Value	62,081,300	61,141,300

Unrealized gain or loss	$—	$—

Tap Participation Fee. Pursuant to the Asset Purchase Agreement (the “Arkansas River Agreement”) dated August 31, 2006, the Company granted High Plains A&M, LLC (“HP A&M”) the right to receive ten percent (10%) of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 40,000 water taps sold by the Company from and after the date of the Arkansas River Agreement (the “Tap Participation Fee”). As a result of land sales in 2006 and 2009 and the sale of unutilized water rights owned by the Company in the Arkansas River Valley in 2007, 38,937 water taps remain subject to the Tap Participation Fee.
The Tap Participation Fee is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the three months ended November 30, 2010 or 2009.
The Tap Participation Fee was initially valued at approximately $45.6 million at the acquisition date using a discounted cash flow analysis of the projected future payments to HP A&M. The $62.1 million balance at November 30, 2010, includes approximately $17.3 million of imputed interest, recorded using the effective interest method. The Company estimates the value of the Tap Participation Fee by projecting new home development in the Company’s targeted service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver, Colorado metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver, Colorado metropolitan area. This development pattern was then applied to estimated future water tap fees calculated using historical water tap fees. Based on the weak new home construction market in the Denver metropolitan area, the Company updated its estimated discounted cash flow analysis as of February 28, 2009. Further details of this update can be found in Note 7 to the Company’s 2010 Annual Report on Form 10-K. The Company completed an update to its analysis of the fair value of the Tap Participation Fee as of August 31, 2010, at which time it determined that changes in the projected estimated discounted cash flows did not materially impact its February 28, 2009 fair value analysis.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010
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
The Company imputes interest expense on the unpaid Tap Participation Fee using the effective interest method over the estimated development period utilized in the valuation of the liability. The Company imputed interest of approximately $940,000 and $884,000 during the three months ended November 30, 2010 and 2009, respectively.
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
Revenue Recognition. The Company’s revenue recognition policies have not changed since August 31, 2010, and are more fully described in Note 2 to the financial statements contained in the Company’s 2010 Annual Report on Form 10-K.
The Company recognized approximately $3,600 of water tap fee revenues during each of the three months ended November 30, 2010 and 2009, respectively, related to the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”) entered into in August 2005. The Company began recognizing the water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the Company’s 2010 Annual Report on Form 10-K) in its fiscal 2006. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the CAA as further described in Note 5 below.
The Company recognized approximately $10,400 of “Special Facilities” (defined in the Company’s 2010 Annual Report on Form 10-K) funding as revenue during each of the three month periods ended November 30, 2010 and 2009, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 4 to the financial statements contained in the Company’s 2010 Annual Report on Form 10-K.
As of November 30, 2010, the Company has deferred recognition of approximately $1.4 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.
Royalty and other obligations. Revenues from the sale of Export Water are shown net of royalties payable to the Land Board. Revenues from the sale of water on the Lowry Range Property are shown net of the royalties to the Land Board and the fees retained by the Rangeview Metropolitan District (the “District”).
Water and Wastewater Systems. If costs meet the Company’s capitalization criteria, costs to construct water and wastewater systems are capitalized as incurred, including interest, and depreciated over the estimated useful lives of the water and wastewater systems. The Company capitalizes design and construction costs related to construction activities and it capitalizes certain legal, engineering and permitting costs relating to the adjudication and improvement of its water assets.
Depletion and Depreciation of Water Assets. The Company depletes its water assets that are being utilized on the basis of units produced divided by the total volume of water adjudicated in the water decrees. Water systems are depreciated on a straight line basis over their estimated useful lives of up to thirty years.
Share-based Compensation. The Company maintains a stock option plan for the benefit of its employees and directors. The Company records share-based compensation costs which are measured at the grant date based on the fair value of the award and are recognized as expense over the applicable vesting period of the stock award using the straight-line method. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, at this time the granting and exercise of stock options has no impact on the income tax provisions.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010
The Company recognized approximately $21,400 and $22,700 of share-based compensation expenses during the three months ended November 30, 2010 and 2009, respectively.
Income taxes. The Company follows a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company does not have any significant unrecognized tax benefits or liabilities.
The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2006 through fiscal 2010. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At November 30, 2010, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended November 30, 2010 or 2009.
Recently Issued Accounting Pronouncements. The Company continually assesses any new accounting pronouncements to determine their applicability. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. New pronouncements assessed by the Company recently are discussed below:
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
In October 2009, the FASB issued ASU No. 2009-13 “Multiple-Deliverable Revenue Arrangements-a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”) which updates ASC Topic 605, “Revenue Recognition.” ASU 2009-13 provides another alternative for determining the selling price of deliverables and will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and could result in earlier revenue recognition. ASU 2009-13 is effective for the Company prospectively for revenue arrangements entered into or materially modified on or after October 1, 2010; however, early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2009-13 on its financial statements.
In June 2009, the FASB issued ASU 2009-17, “Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model. The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. ASU 2009-17 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. ASU 2009-17 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, which for the Company was September 1, 2010. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.
Reclassifications. Certain amounts in the November 30, 2009 financial statements have been reclassified to conform to the current presentation.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010
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
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had none of these instruments at November 30, 2010.
Level 2 — Valuations for assets and liabilities are obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets. The Company had one Level 2 asset at November 30, 2010, its marketable securities.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at November 30, 2010, the “Tap Participation Fee” liability, which is described in greater detail in Note 1 above.
The Company maintains policies and procedures to value instruments using the best and most relevant data available.
The Company applied the new accounting guidance issued by the FASB for all non-financial assets and liabilities measured at fair value on a non-recurring basis at September 1, 2009. The Company’s non-financial assets measured at fair value on a non-recurring basis consists entirely of its investments in water and water systems and other long-lived assets. Since the Company performed its annual impairment analyses of its long-lived assets as of August 31, 2010, with no indicators of impairment and since no impairment trigger event occurred during the first three months of fiscal 2011, the adoption of the new FASB standard for non-financial assets and liabilities measured at fair value on a non-recurring basis did not have an impact on the Company’s financial position, results of operations or cash flows.
Level 2 Asset — Marketable Securities Measured on a Recurring Basis. The Company’s marketable securities are the Company’s only financial assets measured on a recurring basis. The fair values of the marketable securities are based on the values reported by the financial institutions where the funds are held. These securities include only federally insured certificates of deposit.
Level 3 Liability — Tap Participation Fee. The Company’s Tap Participation Fee liability is the Company’s only financial liability measured on a non-recurring basis. As further described in Note 1 above, the Tap Participation Fee liability is valued by projecting new home development in the Company’s targeted service area over an estimated development period.
The following table provides information on the assets and liabilities measured at fair value as of November 30, 2010:

Fair Value Measurement Using:
Quoted Prices
			in Active	Significant
			Markets for	Other	Significant	Total
			Identical	Observable	Unobservable	Unrealized
			Assets	Inputs	Inputs	Gains and
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Marketable securities	$4,499,000	$4,495,200	$—	$4,495,200	$—	$(3,800)
Tap Participation Fee liability	$62,081,300	$62,081,300	$—	$—	$62,081,300	$—

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010
Although not required, the Company deems the following table, which presents the changes in the Tap Participation Fee for the three months ended November 30, 2010, to be helpful to the users of its financial statements:

	Fair Value Measurement using Significant Unobservable
	Inputs (Level 3)
			Discount — to be
			imputed as
	Gross Estimated	Tap Participation	interest expense
	Tap Participation	Fee Reported	in future
	Fee Liability	Liability	periods
Balance at August 31, 2010	$113,147,688	$61,141,329	$52,006,359
Total gains and losses (realized and unrealized):
Imputed interest recorded as “Other Expense”	—	940,000	(940,000)
Increase in estimated value (to be realized in future periods)	—	—	—
Purchases, sales, issuances, payments, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance at November 30, 2010	$113,147,688	$62,081,329	$51,066,359

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
Convertible Note: The four value of the Convertible Note — related party is not practicable to estimate due to the related party nature of the underlying transaction.
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
NOTE 3 — INVESTMENTS IN WATER AND WATER SYSTEMS
The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 to the financial statements contained in the Company’s 2010 Annual Report on Form 10-K. With the exception of the Sky Ranch acquisition which is described below, there have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three months ended November 30, 2010.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010
The Company’s water and water systems consist of the following approximate costs and accumulated depreciation and depletion as of November 30, 2010 and August 31, 2010:

	November 30, 2010		August 31, 2010
		Accumulated		Accumulated
		Depreciation		Depreciation
	Costs	and Depletion	Costs	and Depletion
Arkansas River Valley assets	$81,318,700	$(1,015,200)	$81,318,700	$(972,400)
Rangeview water supply	14,285,700	(6,200)	14,285,700	(6,000)
Paradise water supply	5,540,200		5,536,500
Sky Ranch water rights	3,828,100		100,000
Fairgrounds water and water system	2,899,900	(380,400)	2,899,900	(358,400)
Rangeview water system	167,700	(58,500)	167,700	(57,200)
Water supply — other	25,700	(10,100)	25,700	(8,900)

Totals	108,066,000	(1,470,400)	104,334,200	(1,402,900)

Net investments in water and water systems	$106,595,600		$102,931,300

Depletion and Depreciation. The Company recorded approximately $100 and $100 of depletion charges during the three months ended November 30, 2010 and 2009, respectively. This related entirely to the use of the Rangeview Water Supply. No depletion is taken against the Arkansas River water, the Paradise Water Supply or Sky Ranch water because these assets have not been placed into service as of November 30, 2010. The Company recorded approximately $75,100 and $96,700 of depreciation expense during the three months ended November 30, 2010 and 2009, respectively.
Acquisition of Sky Ranch. Effective July 30, 2010, the Company entered into a Loan Sale and Assignment Agreement (the “Loan Sale Agreement”) with the Bank of America, N.A. (“BofA”), to acquire from BofA loan instruments secured by approximately 940 acres of undeveloped land located in unincorporated Arapahoe County and known as Sky Ranch. The Company acquired the promissory note payable by Sky Ranch, LLC (a wholly owned subsidiary of Neumann Homes, Inc.) and the deed of trust granted by Sky Ranch, LLC to secure the promissory note from BofA for cash payments totaling $7.0 million. The Company paid $700,000 on July 30, 2010 and paid the remaining $6.3 million on October 18, 2010. On October 26, 2010, the United States Bankruptcy Court, Northern District of Illinois, entered an order granting the Company’s motion requesting that title to the Sky Ranch property be deeded to the Company. Pursuant to the order, the Company owns the Sky Ranch property effective as of November 2, 2010.
The property includes approximately 820 acre feet of water, 89 acre feet of which was previously purchased by the Company pursuant to agreements with the former developer.
Total consideration for the land and water included the approximately $7.0 million purchase price, plus direct costs and fees of approximately $534,500. The Company allocated the total acquisition cost to the land and water rights based on estimates of each asset’s respective fair value, as described in the table below. Because the total acquisition cost was less than the total estimated fair value of the assets acquired by the Company, the relative values assigned to the land and water have been ratably reduced (allocated values are detailed in the table below). The estimated fair value of the land and water rights were determined by internal analysis of estimated future cash flows from land water rights sales and supplemented with an external appraisal of the land acquired.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010
The following table presents the allocation of the acquisition costs (and the relative fair values of each asset), including professional fees and other costs related to the acquisition, to the land and water based on their relative fair values:

						Total Values
						Assigned to
	Estimated Fair	% of Total	Allocable	Fair Value	Costs Specific	Identifiable
Asset	Value	Fair Value	Acquisition Costs	Allocation	to Land [1]	Assets
Land	$10,637,900	48.13%	$7,187,900	$3,459,800	$279,100	$3,738,900
Water [2]	11,462,700	51.87%	7,187,900	3,728,100	—	3,728,100

	$22,100,600	100%	$	$7,187,900	$279,100	$7,467,000

Costs of acquisition [3]						$67,500

Total capitalized costs related to Sky Ranch						$7,534,500

1.	Includes approximately $71,000 of estimated property taxes that are unpaid as of November 30, 2010.

2.
The water rights value does not include the $100,000 of costs already capitalized on the Company’s balance sheet related to the 89 acre feet of water acquired from the prior owner of the land and not pursuant to the Loan Sale Agreement.

3.
The amounts recorded as costs of acquisition consist of professional fees and other related costs. Approximately $33,700 of the acquisition costs are unpaid as of November 30, 2010, and are therefore included in the accrued liabilities account at November 30, 2010.

The assets acquired by the Company will be depleted and depreciated consistent with the Company’s depletion and depreciation policies.
The funding for this acquisition was completed in September 2010, when the Company entered into the $5.2 million Convertible Note with PAR Investment Partners, L.P. (“PAR”), a 5% or greater shareholder of the Company, and sold approximately 1.8 million shares of its common stock for approximately $5.5 million. Both financing transactions are described below. Of the combined $10.7 million raised by the Company, $6.3 million was used to complete the Loan Sale Agreement with BofA and the remaining funds, approximately $4.4 million, are being used for working capital and other general corporate purposes.
Issuance of the Convertible Note
The Company issued the $5.2 million Convertible Note to PAR on September 28, 2010. The Convertible Note (i) bears interest at 10% per annum, (ii) does not require payments until April 1, 2011, at which time interest only payments are due monthly on the first day of each subsequent month until the Convertible Note matures on January 15, 2012 (interest accruing from September 28, 2010 — March 31, 2011 is due on April 1, 2011), (iii) is unsecured, and (iv) upon approval by the Company’s shareholders, can be converted to unregistered common stock at a conversion price of $2.70 per share. The Company intends to seek shareholder approval to convert the Convertible Note to common stock at its 2011 annual shareholders’ meeting. As the conversion feature is a standard conversion feature not subject to change, the Company determined this was not an embedded derivative. Additionally, at the date of issuance, the market price of the Company’s common stock was less than the conversion price, therefore, the Company determined that the instrument did not contain a beneficial conversion feature. In conjunction with the Convertible Note, the Company granted PAR one demand right and piggyback rights to register the shares of common stock issuable upon conversion of the Convertible Note.
The Company accrued $91,000 of interest related to the Convertible Note during the three months ended November 30, 2010.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010
If the Company’s shareholders approve the issuance of common stock upon conversion of the Convertible Note, the number of common shares issued will be determined based on the principal and accrued interest at the date of approval. Assuming the Company’s shareholders approve the issuance of common stock upon conversion of the Convertible Note on January 11, 2011, the principal and accrued interest will convert to the following amount of common stock:

Principal balance of the Convertible Note	$5,200,000
Anticipated accrued interest through January 11, 2011	151,667

Total principal and accrued interest as of January 11, 2011	$5,351,667

Conversion price	$2.70
Number of shares to be issued if approved by shareholders on January 11, 2011	1,982,099

If the Company’s shareholders do not approve the conversion of the Convertible Note to common stock, the Convertible Note will require the following payments:

	Principal Payments	Interest Payments	Total Payments
Within 1 year	$—	$486,800	$486,800
Between years 1 and 2	5,200,000	197,900	5,397,900

Total payments	$5,200,000	$684,700	$5,884,700

Sale of common stock pursuant to the shelf registration statement
On September 29, 2010, the Company sold 1,848,931 shares of its common stock for approximately $5.5 million or $3.00 per share. These shares were sold pursuant to a $10.0 million effective shelf registration statement (registration number 333-168160) filed with the SEC which became effective on July 28, 2010. Following this issuance, the Company may issue up to an additional $4.5 million of its common stock pursuant to the shelf registration statement. Approximately 930,600 shares of common stock sold in this offering were sold to PAR for approximately $2.8 million or $3.00 per share.
NOTE 4 — HP A&M PROMISSORY NOTES
Certain of the properties acquired from HP A&M are subject to outstanding promissory notes with principal and accrued interest totaling approximately $10.9 million at November 30, 2010 and $11.0 million at August 31, 2010. Additional information regarding these promissory notes, the circumstances under which the Company would be required to make payments pursuant to these notes and the accounting treatment of these notes are more fully described in Note 7 to the financial statements contained in the Company’s 2010 Annual Report on Form 10-K.
NOTE 5 — PARTICIPATING INTERESTS IN EXPORT WATER
The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990’s. The acquisition was consummated with the signing of the Comprehensive Amendment Agreement No. 1 (the “CAA”) in 1996. Upon entering into the CAA, the Company recorded an initial liability of approximately $11.1 million, which represents the cash the Company received and used to purchase its Export Water, which are described in greater detail in Note 4 the financial statements contained in the Company’s 2010 Annual Report on Form 10-K. In return, the Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability was not reflected on the Company’s balance sheet because the obligation to pay this is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.
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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010
In recent years, in order to reduce the long term impact of the CAA, the Company has repurchased various portions of the CAA obligations in priority. The Company did not make any CAA acquisitions during the three months ended November 30, 2010 or 2009.
In October 2007, the Company acquired the rights to approximately $4.7 million of CAA interests in exchange for 211,228 shares of the Company’s restricted common stock valued at approximately $1.9 million. The Company recorded a loss on the acquisition of the CAA interests in October 2007 of approximately $273,700.
In July 2007, the Company acquired the rights to approximately $10.5 million of CAA interests in exchange for cash payments of approximately $2.6 million, which was raised in the Company’s equity offering in July 2007. The Company recorded a gain on the acquisition of the CAA interests made in July 2007 of approximately $1.0 million. Of this, approximately $765,000 was recorded as a capital contribution because the CAA interests acquired by the Company for approximately $7.8 million were held by parties that were deemed related to the Company.
As a result of the CAA acquisitions, and due to the sale of Export Water, as detailed in the table below, the total remaining potential third party obligation as of November 30, 2010 is approximately $3.5 million:

	Export Water	Initial Export	Total Potential	Paticipating
	Proceeds	Water Proceeds	Third party	Interests
	Received	to Pure Cycle	Obligation	Liability	Contingency
Original balances	$—	$218,500	$31,807,732	$11,090,630	$20,717,102
Activity from inception until August 31, 2010:
Acquisitions	—	28,077,500	(28,077,500)	(9,789,983)	(18,287,517)
Option payments — Sky Ranch and The Hills at Sky Ranch	110,400	(42,280)	(68,120)	(23,754)	(44,366)
Arapahoe County tap fees *	532,968	(373,078)	(159,890)	(55,754)	(104,136)
Export Water sale payments	60,584	(42,408)	(18,176)	(6,340)	(11,836)

Balance at August 31, 2009	703,952	27,838,234	3,484,046	1,214,799	2,269,247
Fiscal 2011 activity:
Export Water sale payments	4,336	(3,035)	(1,301)	(454)	(847)

Balance at November 30, 2010	$708,288	$27,835,199	$3,482,745	$1,214,345	$2,268,400

*	The Arapahoe County tap fees are less $34,522 in royalties paid to the Land Board.
The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first three payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive approximately $5.1 million of the first priority payout (the remaining entire first priority payout totals approximately $7.3 million as of November 30, 2010).

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010
NOTE 6 — SHAREHOLDERS’ EQUITY
The table below summarizes the significant changes in the Company’s equity accounts during the three months ended November 30, 2010:

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (loss)	Deficit
August 31, 2010 balance:	20,206,566	$67,360	$92,341,555	$(1,580)	$(49,947,769)
Sale of common stock, less fees and expenses of approximately $120,200	1,848,931	6,163	5,420,443	—	—
Share-based compensation	—	—	21,380	—	—
Unrealized loss on investments	—	—	—	(2,209)	—
Net loss	—	—	—	—	(1,460,813)

November 30, 2010 balance:	22,055,497	$73,523	$97,783,378	$(3,789)	$(51,408,582)

See Note 3 above regarding the issuance of the common stock in connection with the Sky Ranch acquisition.
The Company maintains the 2004 Incentive Plan (the “Equity Plan”), which was approved by stockholders in April 2004. Executives, eligible employees, consultants and non-employee directors are eligible to receive options and stock grants pursuant to the Equity Plan. Pursuant to the Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. As of November 30, 2010, the Company has approximately 1,303,300 common shares that can be granted to eligible participants pursuant to the Equity Plan.
Because there were no options exercised, granted or vested during the three months ended November 30, 2010, the Company has omitted the stock option activity tables as there were no material changes from the tables presented in Note 8 to the financial statements included with the Company’s 2010 Annual Report on Form 10-K. The intrinsic value of options fully vested and expected to vest, as well as the weighted average remaining contractual terms of the fully vested options and options expected to vest as of November 30, 2010, did not change significantly from August 31, 2010. Stock-based compensation expense for the three months ended November 30, 2010 and 2009, was approximately $21,400 and $22,700, respectively.
At November 30, 2010, the Company has unrecognized expenses relating to non-vested options that are expected to vest totaling approximately $90,000, which have a weighted average life of approximately two years. The Company has not recorded any excess tax benefits to additional paid in capital.
Comprehensive Loss. In addition to net loss, comprehensive loss includes the unrecognized changes in the fair value of marketable securities that are classified as available-for-sale as noted in the following table:

	Three Months Ended:
	November 30, 2010	November 30, 2009
Net loss	$(1,460,800)	$(1,278,700)
Unrealized loss on marketable securities	(2,200)	(1,700)

Comprehensive loss	$(1,463,000)	$(1,280,400)

NOTE 7 — RELATED PARTY TRANSACTIONS
In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at November 30, 2010) and matures on December 31, 2011. The approximately $522,800 balance of the note receivable at November 30, 2010 includes borrowings of approximately $229,300 and accrued interest of approximately $293,500.
See also Note 3 above regarding the sale of common stock and the issuance of the Convertible Note a related party.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2010
NOTE 8 — SIGNIFICANT CUSTOMER
The Company had accounts receivable from one customer that accounted for approximately 90% and 82% of the Company’s trade receivables balances at November 30, 2010 and August 31, 2010, respectively. The Company earned revenues from the same customer that accounted for approximately 65% and 64% of the Company’s total revenues for the three months ended November 30, 2010 and 2009, respectively.
NOTE 9 — ACCRUED LIABILITIES
At November 30, 2010, the Company had accrued liabilities of approximately $176,700, of which approximately $105,000 was for costs associated with the Sky Ranch acquisition and funding, approximately $25,000 was for professional fees with the remainder relating to operating payables. At August 31, 2010, the Company had accrued liabilities of approximately $70,700, of which $65,000 was for professional fees with the remainder relating to operating payables.
NOTE 10 — SUBSEQUENT EVENTS
We evaluated events that occurred subsequent to November 30, 2010, for recognition or disclosure in the financial statements and notes to the financial statements.
*****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
Statements that are not historical facts contained in this Quarterly Report on Form 10-Q are forward looking statements that involve risk and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation, the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability, population growth, and employment rates, the market price of water, changes in customer consumption patterns, changes in applicable statutory and regulatory requirements, uncertainties in the estimation of water available under decrees, costs of delivery of water and treatment of wastewater, uncertainties in the estimation of costs of construction projects, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, climatic and weather conditions, including flood and droughts, labor relations, availability and cost of material and equipment, delays in anticipated permit and construction dates, environmental risks, the results of financing efforts and the ability to meet capital requirements, our ability to negotiate contracts with new customers, uncertainties in water court rulings and general economic conditions.
Overview
The following sections focus on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:
•	Revenue generated from providing water and wastewater services;

•	Expenses associated with developing our water assets; and

•	Cash available to continue development of our water rights and service agreements.
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition and should be read in conjunction with the accompanying financial statements and the notes thereto and the financial statements and the notes thereto contained in our 2010 Annual Report on Form 10-K. This overview summarizes the MD&A, which includes the following sections:
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

Results of operations
Executive Summary
The results of our operations for the three months ended November 30, 2010 and 2009 are as follows:
Summary Table 1

	Three Months Ended:
	November 30, 2010	November 30, 2009	$ Change	% Change
Millions of gallons of water delivered	7.6	5.8	1.8	31%
Water revenues generated	$36,300	$28,900	$7,400	26%
Operating costs to deliver water (excluding depreciation and depletion)	$14,600	$14,800	$(200)	-1%
Water delivery gross margin %	60%	49%

Wastewater treatment revenues	$17,700	$16,700	$1,000	6%
Operating costs to treat wastewater	$4,800	$5,600	$(800)	-14%
Wastewater treatment gross margin %	73%	66%
General and administrative expenses	$421,500	$357,400	$64,100	18%
Net losses	$1,460,800	$1,278,700	$182,100	14%
Water and Wastewater Usage Revenues
Our water service charges include a base monthly fee and a usage fee which are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established based on the average of three surrounding water providers.
Our wastewater customers are charged flat monthly fees based on their number of tap connections.
Water deliveries increased approximately 31% in the three months ended November 30, 2010 compared to the three months ended November 30, 2009, mainly as a result of the Denver metropolitan area experiencing less precipitation during the first quarter of fiscal 2011 compared to 2010 which resulted in our customers using more water for irrigation. Water revenues increased 26% during the three months ended November 30, 2010 compared to 2009 as a result of increased usage and increases in water usage fees effective July 1, 2010. Water delivery gross margin increased 11% during the three months ended November 30, 2010 compared to 2009. This was due to our efforts to manage costs.
Wastewater fees increased approximately 6% during the three months ended November 30, 2010 compared to the three months ended November 30, 2009, which is a result of increased monthly fees effectively July 1, 2010. Wastewater gross margin increased approximately 7% during the three months ended November 30, 2010 compared to the three months ended November 30, 2009, mainly as a result of the increased fees but also due to decreased testing fees during 2010.
Tap Fees
We recognized approximately $3,600 of water tap fee revenues during each of the three month periods ended November 30, 2010 and 2009, respectively, related to the Agreement for Water Service (the “County Agreement”) with Arapahoe County (the “County”). In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we began recognizing the water tap fees as revenue ratably over the estimated service period upon completion of the Wholesale Facilities in fiscal 2006. The water tap fees to be recognized over this period are net of the royalty payments to the State Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the Comprehensive Amendment Agreement No. 1 (the “CAA”) as further described in Note 5 to the financial statements contained in our 2010 Annual Report on Form 10-K.
We recognized approximately $10,400 of “Special Facilities” funding as revenue during each of the three month periods ended November 30, 2010 and 2009, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 4 to the financial statements contained in our 2010 Annual Report on Form 10-K.

As of November 30, 2010, we have deferred recognition of approximately $1.4 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.
General and Administrative and Other Expenses
General and administrative (“G&A”) expenses for the three months ended November 30, 2010 and 2009 were impacted by the share-based compensation expenses as follows (amounts are approximate):
Table 2 — G&A Expenses

	Three Months Ended:
	November 30, 2010	November 30, 2009	$ Change	% Change
G&A expenses as reported	$421,500	$357,400	$64,100	18%
Share-based compensation expenses	(21,400)	(22,700)	1,300	-6%

G&A expenses less share-based compensation expenses	$400,100	$334,700	$65,400	20%

G&A expenses, with and without share-based compensation expenses, increased approximately 18% and 20% during the three months ended November 30, 2010, respectively, as compared to the three months ended November 30, 2009. The increase is mainly due to an increase in professional fees as well as the accrual of property taxes on Sky Ranch (refer to Note 3 to the accompanying financial statements regarding the acquisition of Sky Ranch). The significant components of our G&A expenses for the three months ended November 30, 2010 and 2009 are as follows:
Table 3 — Signficant Balances in G&A

	Three Months Ended:
	November 30, 2010	November 30, 2009	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$150,600	$143,300	$7,300	5%
Excluding share-based compensation	$129,200	$120,600	$8,600	7%
FLCC water assessment fees	$85,400	$102,800	$(17,400)	-17%
Professional fees	$97,600	$28,700	$68,900	240%
Public entity related expenses	$15,400	$13,900	$1,500	11%
Salary and salary related expenses including and excluding share-based compensation increased 5% and 7% from 2009 to 2010, respectively. The increase is a result of the addition of a farm manager to our payroll on January 1, 2010. Pursuant to the agreement with High Plains A&M, LLC (“HP A&M”) as described in Note 4 to the financial statements included with the 2010 Annual Report on Form 10-K, we pay 50% of the farm manager’s salary and HP A&M pays the other 50%. Prior to January 1, 2010 our portion of his salary was included with the farm management expenses, which is also a component of G&A expense, it is now included in our salary account because effective January 1, 2010 the farm manager became an employee of Pure Cycle and HP A&M now reimburses us 50% of his salary.
The Fort Lyon Canal Company (“FLCC” — defined in Note 4 to the financial statements for the 2010 Annual Report on Form 10-K) water assessment fees are the fees we pay for our share of the maintenance of the Fort Lyon Canal in the Arkansas River Valley. The fees are approved by the shareholders of the FLCC and changes during the years presented are a result of approved fee changes by the FLCC shareholders. As of August 31, 2010, we hold approximately 26% of the voting shares of the FLCC. The decrease was a result of an approved water purchase during the three months ended November 30, 2009, by the FLCC which is passed through to the FLCC shareholders via a special assessment.
Professional fees (legal and accounting) increased during the three months ended November 30, 2010, mainly due to additional legal and consulting fees related to the Lowry Range and the potential development at Lowry, as well as costs related to the acquisition of Sky Ranch which were not capitalized.

Costs associated with corporate governance and costs associated with being a publicly traded entity increased during the three months ended November 30, 2010, primarily as a result of additional filings and press releases we issued related to Sky Ranch and the related financing.
Other income and Expense Items
Table 4 — Other Items

	Three Months Ended:
	November 30, 2010	November 30, 2009	$ Change	% Change
Other expense items:
Depreciation and depletion expense	$75,200	$96,800	$(21,600)	-22%
Imputed interest expense	$940,000	$884,000	$56,000	6%
Interest expense on Convertible Note	$91,000	$—	$91,000	100%

Other income items:
Interest income	$16,800	$20,700	$(3,900)	-19%
Depreciation and depletion decreased due entirely to the Arkansas River water acquisition costs being fully depreciated during a prior period.
Imputed interest expense represents the expensed portion of the difference between the relative fair value of the Tap Participation Fee liability payable to HP A&M and the net present value of the liability recognized under the effective interest method. The increase in the imputed interest expense is a result of the updated valuations performed in the second quarter of fiscal 2009, which is explained in greater detail in Note 7 to the accompanying financial statements.
The interest expense on the Convertible Note is new for the three months ended November 30, 2010, which is a result of the issuance of the Convertible Note in September 2010, which bears simple interest at 10% per annum.
Interest income represents interest earned on the temporary investment of capital in cash equivalents or available-for-sale securities, interest accrued on the note payable by the Rangeview Metropolitan District (the “District” which is defined in Note 1 to the accompanying financial statements and Note 4 to the financial statements to the 2010 Annual Report on Form 10-K) and interest accrued on the “Special Facilities” construction proceeds receivable from the “County” (Special Facilities and County are both defined further in Note 4 to the financial statements contained in the 2010 Annual Report on Form 10-K). The decrease is due to a significant decline in interest rates due to the recessionary economy and decreasing levels of cash investments. We anticipate this increasing for the remainder of fiscal 2011 as our invested cash balances will be higher than fiscal 2010 due to the equity offering.
Acquisition of Sky Ranch
As described in Note 3 to the accompanying financial statements, during the three months ended November 30, 2010, we acquired approximately 940 acres of undeveloped land located in unincorporated Arapahoe County known as Sky Ranch. We acquired the land and water rights for payments totaling approximately $7.0 million, with acquisition costs totaling approximately $534,500. The identifiable assets that we acquired included the undeveloped land, which is zoned for residential and commercial development and approximately 820 acre feet of water, 89 acre feet of which we previously purchased pursuant to agreements with the former developer. Consideration for the land and water and the costs of the acquisition were paid in cash which was raised through sale of common shares pursuant to an effective shelf registration statement and the issuance of a Convertible Negotiable Promissory Note (the “Convertible Note”). Both financing transactions are described below and in Note 3 to the accompanying financial statements.
Issuance of the Convertible Note
We issued the $5.2 million Convertible Note to PAR Investment Partners, L.P. (“PAR”), a 5% or greater shareholder, on September 28, 2010. The Convertible Note (i) bears interest at 10% per annum, (ii) does not require payments until April 1, 2011, at which time interest only payments are due monthly on the first day of each subsequent month until the Convertible Note matures on January 15, 2012 (interest accruing from September 28, 2010 — March 31, 2011 is due on April 1, 2011), (iii) is unsecured, and (iv) upon approval by our shareholders, can be converted to unregistered common stock at a conversion price of $2.70 per share. We intend to seek shareholder approval to issue common stock upon conversion of the Convertible Note at our 2011 annual shareholders’ meeting.

In conjunction with the Convertible Note, we granted PAR one demand right and piggyback rights to register the shares of common stock issuable upon conversion of the Convertible Note.
We accrued $91,000 of interest related to the Convertible Note during the three months ended November 30, 2010.
If our shareholders do not approve the issuance of the common stock upon the conversion of the Convertible Note, the Convertible Note will require the following payments:

	Principal Payments	Interest Payments	Total Payments
Within 1 year	$—	$486,800	$486,800
Between years 1 and 2	5,200,000	197,900	5,397,900

Total payments	$5,200,000	$684,700	$5,884,700

If our shareholders approve the issuance of common stock upon conversion of the Convertible Note, the number of common shares issued will be determined based on the principal and accrued interest at the date of approval. Assuming our shareholders approve the issuance of common stock upon conversion of the Convertible Note on January 11, 2011, the principal and accrued interest will convert to the following amount of common stock:

Principal balance of the Convertible Note	$5,200,000
Anticipated accrued interest through January 11, 2011	151,667

Total principal and accrued interest as of January 11, 2011	$5,351,667

Conversion price	$2.70
Number of shares to be issued if approved by shareholders on January 11, 2011	1,982,099

Sale of common stock pursuant to the shelf registration statement
On September 29, 2010, we sold 1,848,931 shares of our common stock for approximately $5.5 million or $3.00 per share. These shares were sold pursuant to a $10.0 million effective shelf registration statement. Following this issuance, we may issue up to an additional $4.45 million of common stock pursuant to the shelf registration statement.
Liquidity, capital resources and financial position
At November 30, 2010, our working capital, defined as current assets less current liabilities, was approximately $5.2 million, of which approximately $5.1 million was cash, cash equivalents and marketable securities. As of the date of the filing of this quarterly report on Form 10-Q, we have an effective shelf registration statement pursuant to which we may elect to sell up to another $4.45 million of stock at any time and from time to time. We believe that as of the date of the filing of this quarterly report on Form 10-Q and as of November 30, 2010, we have sufficient working capital to fund our operations for the next fiscal year.
Pursuant to the Arkansas River Agreement, we agreed to pay HP A&M 10% of the tap fees we receive from the next 40,000 water taps we sell from and after the date of the Arkansas River Agreement. As of November 30, 2010, we have estimated the value of the Tap Participation Fee at approximately $62.1 million based on a discounted cash flow valuation analysis, which was originally prepared at August 31, 2006, and was updated as of November 30, 2007 and February 28, 2009. See Note 7 to the financial statements contained in the 2010 Annual Report on Form 10-K for the impact of the revaluation. The actual amount to be paid will inevitably differ from our estimates. Tap participation payments are not payable to HP A&M until we receive water tap fee payments. We did not sell any taps during the three months ended November 30, 2010 or 2009. As of November 30, 2010, there are 38,937 taps that remain subject to the Tap Participation Fee.
FLCC water assessment fees are payable to the FLCC each calendar year. In December 2010, the board and shareholders of the FLCC voted to keep the calendar 2011 assessments at $15.50 per share.
Pursuant to agreements we entered into with HP A&M, described in greater detail in Note 7 to the financial statements contained in the 2010 Annual Report on Form 10-K, our farm leases are being managed by HP A&M through August 31, 2011 (which shall be extended until September 23, 2014 under circumstances defined in the Arkansas River Agreement). After that date the management services agreement may be extended by the mutual agreement of us and HP A&M or we may assume management of the farms. Pursuant to the management services agreement, while HP A&M is managing the farm leases, HP A&M is responsible for all expenses associated with maintaining the leases with the exception of the water assessment fees paid to the FLCC, which fees are borne by us. As compensation for their management responsibilities, HP A&M retains all lease and certain other non-crop income associated with the farms and the water used thereon.

Summary Cash Flows Table
Table 4 — Summary Cash Flows Table

	Three Months Ended:
	November 30, 2010	November 30, 2009	$ Change	% Change
Cash (used) provided by:
Operating acitivites	$(265,600)	$(302,600)	$37,000	-12%
Investing activities	$(9,766,300)	$(13,800)	$(9,752,500)	70670%
Financing activities	$10,639,000	$19,500	$10,619,500	54459%
Changes in Operating Activities
Operating activities include revenues we receive from the sale of water and wastewater services to our customers, costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.
Cash used by operations declined 12% during the three months ended November 30, 2010 mainly as a result of increased revenues due to increased water usage and increased water and wastewater usage fees.
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
Investing activities during the three months ended November 30, 2010, consisted of the use of approximately $6.7 million for the acquisition of Sky Ranch (approximately $99,400 of costs are accrued but unpaid at November 30, 2010) and we invested approximately $3.8 million into certificates of deposit.
Changes in Financing Activities
Financing activities for the three months ended November 30, 2010 consisted mainly of the issuance of the $5.2 million Convertible Note and the sale of approximately $5.5 million of common stock.
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

Revenue Recognition
Our revenues consist mainly of tap fees and monthly service fees. As further described in Note 2 to the accompanying financial statements, proceeds from tap sales are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. When we construct the infrastructure to be owned by the customer, we recognize tap fees pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the three months ended November 30, 2010 or 2009.
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
We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. We have no assets to be disposed of at November 30, 2010.
Our Front Range and Arkansas River Water Rights
We determine the undiscounted cash flows for our Denver based assets and the Arkansas River Valley assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs, inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2010, and determined that our Rangeview Water Supply and Arkansas River water assets were not impaired and their costs were deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g. Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. We estimate that we have the ability to provide water service to approximately 180,000 Single Family Equivalents (“SFE’s”) using our combined Rangeview Water Supply and Arkansas River water assets which have a carrying value of approximately $104.9 million as of November 30, 2010. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $22,500 and estimated gross margins, we estimate that we would need to add approximately 8,600 new water connections (requiring approximately 5.1% of our portfolio) to generate net revenues sufficient to recover the costs of our Rangeview Water Supply and Arkansas River water assets. If tap fees increase 5%, we would need to add approximately 8,200 new water taps (requiring approximately 4.8% of our portfolio) to recover the costs of our Rangeview Water Supply and Arkansas River water assets. If tap fees decrease 5%, we would need to add approximately 9,100 new water taps (requiring approximately 5.4% of our portfolio) to recover the costs of our Rangeview Water Supply and Arkansas River water assets.

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
For our Paradise Water Supply, we determined the undiscounted cash flows by estimating the proceeds we could derive from the leasing of the water rights to commercial, industrial, and agricultural users along the western slope of Colorado, and based on the impairment analysis we completed at August 31, 2010, we believe at November 30, 2010, the Paradise Water Supply is not impaired and the costs are deemed recoverable.
Tap Participation Fee
In 2006 we acquired approximately 17,500 acres of irrigated land together with approximately 60,000 acre-feet of Arkansas River water rights from HP A&M. Along with common stock issued to HP A&M, we agreed to pay HP A&M 10% (this may increase to 20% under circumstances described in Note 7 to the financial statements contained in our 2010 Annual Report on Form 10-K) of tap fees we receive from the next 40,000 water taps we sell from and after the date of the Arkansas River Agreement, of which 38,937 water taps remain to be paid as of August 31, 2010. The Tap Participation Fee is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased in the HP A&M acquisition. The Tap Participation Fee liability is valued by estimating new home development in our service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver metropolitan area. This development pattern was then applied to projected future water tap fees determined by using historical water tap fee trends. Based on updated new home activity in the Denver metropolitan area, we updated the estimated discounted cash flow analysis as of February 28, 2009. We completed an update to our analysis of the fair value of the Tap Participation Fee as of August 31, 2010. We determined that changes in the projected estimated discounted cash flows did not materially impact our February 28, 2009 fair value analysis. Actual new home development in our service area and actual future tap fees inevitably will vary significantly from our estimates which could have a material impact on our financial statements as well as our results of operations. An important component in our estimate of the value of the Tap Participation Fee, which is based on historical trends, is that we reasonably expect water tap fees to continue to increase in the coming years. Tap fees are a market based and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees are thus partially indicative of the increasing value of our water assets. We continue to assess the value of the Tap Participation Fee liability and update its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee.
Obligations Payable by HP A&M
60 of the 80 properties we acquired pursuant to the Arkansas River Agreement are subject to outstanding promissory notes with principal and accrued interest totaling approximately $10.9 million and $11.0 million at November 30, 2010 and August 31, 2010, respectively. These notes are secured by deeds of trust on the properties. We did not assume any of these promissory notes and are not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. However, in the event of default by HP A&M, we may make payments on any or all of the notes and cure any or all defaults. If we do not cure the defaults, we will lose the properties securing the defaulted notes and the water rights associated with said properties. If HP A&M defaults on any of the promissory notes, we can foreclose on a defined amount of Pure Cycle common stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Although the likelihood of HP A&M defaulting on the notes is deemed remote, which is the primary reason these notes are not reflected on our balance sheet, we continue to monitor the status of the notes for any indications of default. We are not aware of any defaults by HP A&M as of November 30, 2010.

Share-based compensation
We estimate the fair value of share-based payment awards made to key employees and directors on the date of grant using the Black-Scholes option-pricing model. We then expense the fair value over the vesting period of the grant using a straight-line expense model. The fair value of share-based payments requires management to estimate/calculate various inputs such as the volatility of the underlying stock, the expected dividend rate, the estimated forfeiture rate and an estimated life of each option. These assumptions are based on historical trends and estimated future actions of option holders and may not be indicative of actual events which may have a material impact on our financial statements. See Note 8 to the financial statements contained in the 2010 Annual Report on Form 10-K for further details on share-based compensation expense.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist entirely of the contingent portion of the CAA, which is more fully described in Note 5 to the accompanying financial statements.
Recently Adopted and Issued Accounting Pronouncements
See Note 1 to the accompanying financial statements for a discussion of recently adopted and issued accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
General
Pure Cycle has limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows, such exposure is due primarily to changing interest rates.
Interest Rates
The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of November 30, 2010, the majority of our capital is invested in certificates of deposit with stated maturities and locked interest rates and therefore not subject to interest rate fluctuations. We have no investments denominated in foreign country currencies and therefore our investments are not subject to foreign currency exchange risk.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedure
We maintain disclosure controls and procedures as defined in Rules 13a—15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of November 30, 2010, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Effective September 28, 2010, we issued the Convertible Note to a single accredited investor, PAR, as described in more detail in a current report on Form 8-K filed on September 29, 2010, and in Note 3 to the accompanying financial statements. The issuance of the Convertible Note was not registered under the Securities Act of 1933 in reliance on the exemption from registration available pursuant to Section 4(2) of the Securities Act.

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

January 7, 2011