Form 10-Q
period 2011-02-28
PURE CYCLE CORP
filed 2011-04-08
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: February 28, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 6, 2011:

Common stock, 1/3 of $.01 par value	24,037,596

(Class)	(Number of Shares)

PURE CYCLE CORPORATION
INDEX TO February 28, 2011 FORM 10-Q

PURE CYCLE CORPORATION
BALANCE SHEETS

	February 28, 2011	August 31, 2010
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$217,864	$12,017
Marketable securities	4,152,515	1,435,054
Trade accounts receivable	54,755	71,155
Prepaid expenses	193,854	236,627
Current portion of construction proceeds receivable	64,783	64,783

Total current assets	4,683,771	1,819,636

Investments in water and water systems, net	106,537,961	102,931,347
Land — Sky Ranch	3,738,955	—
Construction proceeds receivable, less current portion	329,435	351,791
Note receivable — related party:
Rangeview Metropolitan District, including accrued interest	525,804	519,834
Escrow and other items related to the Sky Ranch acquisition	—	735,000
Other assets	98,965	20,146

Total assets	$115,914,891	$106,377,754

LIABILITIES:
Current liabilities:
Accounts payable	$114,842	$44,818
Accrued liabilities	120,536	70,704
Deferred revenues	55,800	55,800

Total current liabilities	291,178	171,322

Deferred revenues, less current portion	1,362,402	1,390,305
Participating Interests in Export Water Supply	1,214,022	1,214,799
Tap Participation Fee payable to HP A&M, net of $50.1 million and $52.0 million discount, respectively	63,035,329	61,141,329

Total liabilities	65,902,931	63,917,755

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B — par value $.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 24,037,596 and 20,206,566 shares outstanding, respectively	80,130	67,360
Additional paid-in capital	103,126,107	92,341,555
Accumulated comprehensive loss	(5,170)	(1,580)
Accumulated deficit	(53,189,540)	(49,947,769)

Total shareholders’ equity	50,011,960	42,459,999

Total liabilities and shareholders’ equity	$115,914,891	$106,377,754

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended:
	February 28, 2011	February 28, 2010
Revenues:
Metered water usage	$25,285	$20,517
Wastewater treatment fees	17,719	16,744
Recognition of deferred revenues:
Special facility funding	10,377	10,377
Water tap fees	3,574	3,574

Total revenues	56,955	51,212

Cost of revenues:
Water service operations	(7,154)	(10,658)
Wastewater service operations	(4,606)	(4,810)
Depletion and depreciation	(22,069)	(22,050)

Total cost of revenues	(33,829)	(37,518)

Gross margin	23,126	13,694

Expenses:
General and administrative expenses	(767,095)	(582,766)
Depreciation	(53,121)	(74,561)

Operating loss	(797,090)	(643,633)

Other income (expense):
Interest income	10,344	16,522
Gain on sale of land	—	9,404
Other	20,455	1,409
Interest expense on Convertible Note — related party	(60,667)	—
Interest imputed on the Tap Participation Fee payable to HP A&M	(954,000)	(898,000)

Net loss	$(1,780,958)	$(1,514,298)

Net loss per common share — basic and diluted	$(0.08)	$(0.07)

Weighted average common shares outstanding — basic and diluted	23,112,616	20,206,566

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Six Months Ended:
	February 28, 2011	February 28, 2010
Revenues:
Metered water usage	$61,601	$49,395
Wastewater treatment fees	35,438	33,488
Recognition of deferred revenues:
Special facility funding	20,754	20,754
Water tap fees	7,148	7,148

Total revenues	124,941	110,785

Cost of revenues:
Water service operations	(21,709)	(25,419)
Wastewater service operations	(9,416)	(10,439)
Depletion and depreciation	(44,200)	(44,154)

Total cost of revenues	(75,325)	(80,012)

Gross margin	49,616	30,773

Expenses:
General and administrative expenses	(1,188,565)	(940,175)
Depreciation	(106,194)	(149,290)

Operating loss	(1,245,143)	(1,058,692)

Other income (expense):
Interest income	27,094	37,173
Gain on sale of land	—	9,404
Other	21,945	1,130
Interest expense on Convertible Note — related party	(151,667)	—
Interest imputed on the Tap Participation Fee payable to HP A&M	(1,894,000)	(1,782,000)

Net loss	$(3,241,771)	$(2,792,985)

Net loss per common share — basic and diluted	$(0.15)	$(0.14)

Weighted average common shares outstanding — basic and diluted	22,284,899	20,206,566

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended:
	February 28, 2011	February 28, 2010
Cash flows from operating activities:
Net loss	$(3,241,771)	$(2,792,985)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest on Tap Participation Fee payable to HP A&M	1,894,000	1,782,000
Interest expense on Convertible Note — related party	151,667	—
Depreciation, depletion and other non-cash items	144,968	195,025
Stock-based compensation expense included with general and administrative expenses	44,050	42,281
Gain on sale of land	—	(9,404)
Interest added to construction proceeds receivable	(11,893)	(13,589)
Interest added to notes receivable — related parties:
Rangeview Metropolitan District	(5,970)	(5,970)
Changes in operating assets and liabilities:
Trade accounts receivable	16,400	2,648
Prepaid expenses	42,773	(41,623)
Accounts payable and accrued liabilities	107,360	45,371
Deferred revenues	(27,902)	(27,901)

Net cash used by operating activities	(886,318)	(824,147)

Cash flows from investing activities:
Sales and maturities of marketable securities	531,157	983,721
Purchase of marketable securities	(3,252,209)	—
Investments in land, water and water systems	(6,820,409)	(10,649)

Net cash (used) provided by investing activities	(9,541,461)	973,072

Cash flows from financing activities:
Arapahoe County construction proceeds	34,249	41,098
Issuance of Convertible Note Payable — related party	5,200,000	—
Net proceeds from sale of common stock	5,401,606
Payments to contingent liability holders	(2,229)	(1,895)

Net cash provided by financing activities	10,633,626	39,203

Net change in cash and cash equivalents	205,847	188,128
Cash and cash equivalents — beginning of year	12,017	705,083

Cash and cash equivalents — end of year	$217,864	$893,211

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
NOTE 1 — PRESENTATION OF INTERIM INFORMATION
The February 28, 2011 balance sheet, the statements of operations for the three and six months ended February 28, 2011 and 2010, and the statements of cash flows for the six months ended February 28, 2011 and 2010, respectively, have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at February 28, 2011, and for all periods presented have been made appropriately.
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
Financial Instruments — Concentration of Credit Risk and Fair Value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and marketable securities. The Company places its cash equivalents and investments with a high quality financial institution. At various times throughout the three and six months ended February 28, 2011, cash deposits have exceeded federally insured limits. The Company invests its excess cash primarily in certificates of deposit, money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.
Current Assets and Liabilities
The amounts reported on the balance sheet for cash and cash equivalents, trade receivables/payables and accrued liabilities, approximate their fair values because of the short maturity of these instruments.
The amounts reported on the balance sheets for marketable securities are the fair values of the instruments as reported by the financial institution where the funds are held as of February 28, 2011 and August 31, 2010. The Company has recorded net unrealized losses of approximately $5,200 and $1,600 at February 28, 2011 and August 31, 2010, respectively. These securities include only federally insured certificates of deposit.
Notes Receivable and Construction Proceeds Receivable
The amounts reported on the balance sheet for the Company’s notes receivable and construction proceeds receivable approximate their fair values as they bear interest at rates which are comparable to current market rates.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
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
The fair value of approximately $63.0 million, which is the reported value of the “Tap Participation Fee” (as described below), is determined by projecting new home development in the Company’s targeted service area over an estimated development period
Tap Participation Fee. Pursuant to the Asset Purchase Agreement (the “Arkansas River Agreement”) dated August 31, 2006, the Company granted High Plains A&M, LLC (“HP A&M”) the right to receive ten percent (10%) of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 40,000 water taps sold by the Company from and after the date of the Arkansas River Agreement (the “Tap Participation Fee”). As a result of land sales in 2006 and 2009 and the sale of unutilized water rights owned by the Company in the Arkansas River Valley in 2007, at February 28, 2011, there remain 38,937 water taps subject to the Tap Participation Fee.
The Tap Participation Fee is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the three and six months ended February 28, 2011 or 2010.
At the acquisition date the Company valued the Tap Participation Fee at approximately $45.6 million using a discounted cash flow analysis of the projected future payments to HP A&M. The $63.0 million balance at February 28, 2011, includes approximately $18.3 million of imputed interest, recorded using the effective interest method. The value of the Tap Participation Fee is estimated by projecting new home development in the Company’s targeted service area over an estimated development period. Projecting new home development in the Company’s targeted service area involved the utilization of third party historical and projected housing and population growth data for the Denver, Colorado metropolitan area, which was applied to an estimated development pattern, supported by historical development patterns of certain master planned communities in the Denver, Colorado metropolitan area. This development pattern was then applied to estimated future water tap fees which were estimated using historical water tap fees. Based on the weak new home construction market in the Denver metropolitan area, the Company updated its estimated discounted cash flow analysis as of February 28, 2009. Further details of this update can be found in Note 7 to the Company’s 2010 Annual Report on Form 10-K. The Company completed an update to its analysis of the fair value of the Tap Participation Fee as of August 31, 2010, at which time it determined that changes in the projected estimated discounted cash flows did not materially impact its February 28, 2009 fair value analysis. Based on a lack of material changes, no update was deemed necessary at February 28, 2011.
Actual new home development in the Company’s service area and actual future tap fees inevitably will vary significantly from the Company’s estimates which could have a material impact on the Company’s financial statements as well as its results of operations. An important component in the Company’s estimate of the value of the Tap Participation Fee, which is based on historical trends, is that the Company reasonably expects water tap fees to continue to increase in the coming years. Tap fees are market based and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees thus are partially indicative of the increasing value of the Company’s water assets. The Company continues to assess the value of the Tap Participation Fee liability and updates its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee.
The Company imputes interest expense on the unpaid Tap Participation Fee using the effective interest method over the estimated development period utilized in the valuation of the liability. The Company imputed interest of approximately $950,000 and $1.9 million during the three and six months ended February 28, 2011, respectively. The Company imputed interest of approximately $898,000 and $1.8 million during the three and six months ended February 28, 2010, respectively.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
After August 30, 2011 (five years after the acquisition date), under circumstances defined in the Arkansas River Agreement, the Tap Participation Fee can increase to 20% of the Company’s water tap fees and the number of water taps subject to the Tap Participation Fee would be correspondingly reduced by half. Payment of the Tap Participation Fee may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.
Revenue Recognition. The Company’s revenue recognition policies have not changed since August 31, 2010, and are more fully described in Note 2 to the financial statements contained in the Company’s 2010 Annual Report on Form 10-K.
The Company recognized approximately $3,600 and $7,100 of water tap fee revenues during each of the three and six months ended February 28, 2011 and 2010, respectively, related to the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”) entered into in August 2005. In fiscal 2006, the Company began recognizing the water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the Company’s 2010 Annual Report on Form 10-K). The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the CAA as further described in Note 5 below.
The Company recognized approximately $10,400 and $20,800 of “Special Facilities” (defined in the Company’s 2010 Annual Report on Form 10-K) funding as revenue during each of the three and six month periods ended February 28, 2011 and 2010, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 4 to the financial statements contained in the Company’s 2010 Annual Report on Form 10-K.
As of February 28, 2011, the Company has deferred recognition of approximately $1.4 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.
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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
The Company recognized approximately $22,700 and $44,100 of share-based compensation expenses during the three and six months ended February 28, 2011, respectively. The Company recognized approximately $19,600 and $42,300 of share-based compensation expenses during the three and six months ended February 28, 2010, respectively.
Income taxes. The Company follows a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company does not have any significant unrecognized tax benefits or liabilities.
The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2008 through fiscal 2010. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At February 28, 2011, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six months ended February 28, 2011 or 2010.
Loss per Common Share. Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating approximately 280,100 and 262,600, common share equivalents as of February 28, 2011 and 2010, respectively, and approximately 1.9 million shares underlying the convertible note, prior to conversion have been excluded from the calculation of loss per common share as their effect is anti-dilutive.
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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
Reclassifications. Certain amounts in the February 28, 2010 financial statements have been reclassified to conform to the current presentation.
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
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had none of these instruments at February 28, 2011.
Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had one Level 2 asset at February 28, 2011, its marketable securities. The Company’s principal market for these securities is the secondary institutional markets and valuations are based on observable market data in those markets.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at February 28, 2011, the “Tap Participation Fee” liability, which is described in greater detail in Note 1 above.
The Company maintains policies and procedures to value instruments using the best and most relevant data available.
The Company applied the new accounting guidance issued by the FASB for all non-financial assets and liabilities measured at fair value on a non-recurring basis at September 1, 2009. The Company’s non-financial assets measured at fair value on a non-recurring basis consist entirely of its investments in water and water systems and other long-lived assets. Since the Company performed its annual impairment analyses of its long-lived assets as of August 31, 2010, with no indicators of impairment, and since no impairment trigger event occurred during the first three months of fiscal 2011, the adoption of the new FASB standard for non-financial assets and liabilities measured at fair value on a non-recurring basis did not have an impact on the Company’s financial position, results of operations or cash flows.
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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
The following table provides information on the assets and liabilities measured at fair value as of February 28, 2011:

Fair Value Measurement Using:
Quoted Prices
			in Active	Significant
			Markets for	Other	Significant	Total
			Identical	Observable	Unobservable	Unrealized
		Cost / Other	Assets	Inputs	Inputs	Gains and
	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Marketable securities	$4,152,500	$4,157,700	$—	$4,152,500	$—	$(5,200)
Tap Participation Fee liability	$63,035,300	$63,035,300	$—	$—	$63,035,300	$—
Although not required, the Company deems the following table, which presents the changes in the Tap Participation Fee for the six months ended February 28, 2011, to be helpful to the users of its financial statements:

	Fair Value Measurement using Significant Unobservable
	Inputs (Level 3)
			Discount - to be
			imputed as
	Gross Estimated	Tap Participation	interest expense
	Tap Participation	Fee Reported	in future
	Fee Liability	Liability	periods
Balance at August 31, 2010	$113,147,700	$61,141,300	$52,006,400
Total gains and losses (realized and unrealized):
Imputed interest recorded as “Other Expense”	—	1,894,000	(1,894,000)
Increase in estimated value (to be realized in future periods)	—	—	—
Purchases, sales, issuances, payments, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance at February 28, 2011	$113,147,700	$63,035,300	$50,112,400

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
NOTE 3 — INVESTMENTS IN WATER AND WATER SYSTEMS
The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 to the financial statements contained in the Company’s 2010 Annual Report on Form 10-K. With the exception of the Sky Ranch acquisition which is described below, there have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three and six months ended February 28, 2011.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
The Company’s water and water systems consist of the following approximate costs and accumulated depreciation and depletion as of February 28, 2011 and August 31, 2010:

	February 28, 2011		August 31, 2010
		Accumulated		Accumulated
		Depreciation		Depreciation
	Costs	and Depletion	Costs	and Depletion
Arkansas River Valley assets	$81,318,700	$(1,058,200)	$81,318,700	$(972,400)
Rangeview water supply	14,295,800	(6,200)	14,285,700	(6,000)
Paradise water supply	5,540,200	—	5,536,500	—
Sky Ranch water rights	3,828,100	—	100,000	—
Fairgrounds water and water system	2,899,900	(59,800)	2,899,900	(358,400)
Rangeview water system	167,700	(402,400)	167,700	(57,200)
Water supply — other	25,700	(11,500)	25,700	(8,900)

Totals	108,076,100	(1,538,100)	104,334,200	(1,402,900)

Net investments in water and water systems	$106,538,000		$102,931,300

Depletion and Depreciation. The Company recorded less than $100 and approximately $200 of depletion charges during each of the three and six month periods ended February 28, 2011 and 2010, respectively. This related entirely to the use of the Rangeview Water Supply. No depletion is taken against the Arkansas River water, the Paradise Water Supply or Sky Ranch water because these assets have not been placed into service as of February 28, 2011. The Company recorded approximately $75,100 and $150,200 of depreciation expense during the three and six months ended February 28, 2011, respectively. The Company recorded approximately $96,600 and $193,300 of depreciation expense during the three and six months ended February 28, 2010, respectively.
Acquisition of Sky Ranch. Effective July 30, 2010, the Company entered into a Loan Sale and Assignment Agreement (the “Loan Sale Agreement”) with the Bank of America, N.A. (“BofA”), to acquire from BofA loan instruments secured by approximately 940 acres of undeveloped land located in unincorporated Arapahoe County and known as Sky Ranch. The Company acquired the promissory note payable by Sky Ranch, LLC (a wholly owned subsidiary of Neumann Homes, Inc.) and the deed of trust granted by Sky Ranch, LLC to secure the promissory note from BofA for cash payments totaling $7.0 million. The Company made a $700,000 escrow payment to BofA on July 30, 2010 and paid the remaining $6.3 million of the purchase price on October 18, 2010. On October 26, 2010, the United States Bankruptcy Court, Northern District of Illinois, entered an order granting the Company’s motion requesting that title to the Sky Ranch property be deeded to the Company. Pursuant to the order, the Company owns the Sky Ranch property effective as of November 2, 2010.
The property includes approximately 820 acre feet of water, 89 acre feet of which were previously purchased by the Company pursuant to agreements with the former developer.
Total consideration for the land and water included the approximately $7.0 million purchase price, plus direct costs and fees of approximately $554,100. The Company allocated the total acquisition cost to the land and water rights based on estimates of each asset’s respective fair value, as described in the table below. Because the total acquisition cost was less than the total estimated fair value of the assets acquired by the Company, the relative values assigned to the land and water have been ratably reduced (allocated values are detailed in the table below). The estimated fair value of the land and water rights were determined by internal analysis of estimated future cash flows from land water rights sales and supplemented with an external appraisal of the land acquired.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
The following table presents the allocation of the acquisition costs (and the relative fair values of each asset), including professional fees and other costs related to the acquisition, to the land and water based on their relative fair values:

						Total Values
						Assigned to
	Estimated Fair	% of Total	Allocable	Fair Value	Costs Specific	Identifiable
Asset	Value	Fair Value	Acquisition Costs	Allocation	to Land [1]	Assets
Land	$10,637,900	48.13%	$7,187,900	$3,459,800	$279,100	$3,738,900
Water [2]	11,462,700	51.87%	7,187,900	3,728,100	—	3,728,100

	$22,100,600	100%		$7,187,900	$279,100	$7,467,000

Costs of acquisition [3]						87,100

Total capitalized costs related to Sky Ranch						$7,554,100

1.	Includes approximately $71,000 of property taxes.

2.
The water rights value does not include the $100,000 of costs already capitalized on the Company’s balance sheet related to the 89 acre feet of water acquired from the prior owner of the land and not pursuant to the Loan Sale Agreement.

3.
The amounts recorded as costs of acquisition consist of professional fees and other related costs. Approximately $12,500 of the acquisition costs are unpaid as of February 28, 2011, and are therefore included in the accrued liabilities account at February 28, 2011.

The assets acquired by the Company are being depleted and depreciated consistent with the Company’s depletion and depreciation policies.
The funding for this acquisition was completed in September 2010, when the Company entered into the $5.2 million Convertible Negotiable Promissory Note (the “Convertible Note”) with PAR Investment Partners, L.P. (“PAR”), a 5% or greater shareholder of the Company, and sold approximately 1.8 million shares of its common stock for approximately $5.5 million. Both financing transactions are described below, including the conversion of the Convertible Note on January 11, 2011. Of the combined $10.7 million raised by the Company, $6.3 million was used to complete the Loan Sale Agreement with BofA and the remaining funds, approximately $4.4 million, are being used for working capital and other general corporate purposes.
Issuance and Conversion of the Convertible Note
The Company issued the $5.2 million Convertible Note to PAR on September 28, 2010. The Company’s shareholders authorized conversion of the Convertible Note at the January 11, 2011 annual shareholders’ meeting. Following the meeting, PAR surrendered the Convertible Note for conversion and the Company issued 1,982,099 shares of its restricted common stock to PAR. From issuance until conversion, the Convertible Note accrued interest at a rate of 10% per annum. During the three and six months ended February 28, 2011, the Company accrued approximately $60,700 and $151,700 of interest on the Convertible Note, respectively. The number of restricted shares issued was based on the outstanding balance of approximately $5.35 million (principal and accrued interest) divided by a conversion rate of $2.70. Since the Convertible Note included a conversion feature that was a standard conversion feature not subject to change, the Company determined this was not an embedded derivative. Additionally, at the date of issuance, the market price of the Company’s common stock was less than the conversion price; therefore, the Company determined that the instrument did not contain a beneficial conversion feature. In conjunction with the Convertible Note, the Company granted PAR one demand right and piggyback rights to register the shares of common stock issuable upon conversion of the Convertible Note.
Sale of common stock pursuant to the shelf registration statement
On September 29, 2010, the Company sold 1,848,931 shares of its common stock for approximately $5.5 million or $3.00 per share. These shares were sold pursuant to a $10.0 million shelf registration statement (Registration Number 333-168160) filed with the SEC which became effective on July 28, 2010. The Company may issue up to an additional $4.45 million of its common stock pursuant to the shelf registration statement. Approximately 930,600 shares of common stock sold in this offering were sold to PAR for approximately $2.8 million or $3.00 per share.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
NOTE 4 — HP A&M PROMISSORY NOTES
Certain of the properties acquired from HP A&M are subject to outstanding promissory notes with principal and accrued interest totaling approximately $10.7 million at February 28, 2011 and $11.0 million at August 31, 2010. Additional information regarding these promissory notes, the circumstances under which the Company would be required to make payments pursuant to these notes and the accounting treatment of these notes are more fully described in Note 7 to the financial statements contained in the Company’s 2010 Annual Report on Form 10-K.
NOTE 5 — PARTICIPATING INTERESTS IN EXPORT WATER
The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990’s. The acquisition was consummated with the signing of the Comprehensive Amendment Agreement No. 1 (the “CAA”) in 1996. Upon entering into the CAA, the Company recorded an initial liability of approximately $11.1 million, which represents the cash the Company received and used to purchase its Export Water, which is described in greater detail in Note 4 to the financial statements contained in the Company’s 2010 Annual Report on Form 10-K. In return, the Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability was not reflected on the Company’s balance sheet because the obligation to pay this is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.
The CAA obligation is non-interest bearing, and if the Export Water is not sold, the parties to the CAA have no recourse against the Company. If the Company does not sell the Export Water, the holders of the Series B Preferred Stock are also not entitled to payment of any dividend and have no contractual recourse against the Company.
As the proceeds from the sale of Export Water are received and the amounts are remitted to the external CAA holders, the Company allocates a ratable percentage of each payment to the principal portion (the Participating Interests in Export Water Supply liability account) with the balance of the payment being charged to the contingent obligation portion. Because the original recorded liability, which was $11.1 million, was approximately 35% of the original total liability of $31.8 million, 35% of each payment remitted to the CAA holders is allocated to the recorded liability account. The remaining portion of each payment, or approximately 65%, is allocated to the contingent obligation, which is recorded on a net revenue basis.
In order to reduce the long term impact of the CAA, the Company previously repurchased various portions of the CAA obligations in priority. The Company did not make any CAA acquisitions during the three and six months ended February 28, 2011 or 2010.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
As a result of the CAA acquisitions, and due to the sale of Export Water, as detailed in the table below, the total remaining potential third party obligation as of February 28, 2011 is approximately $3.5 million:

	Export Water	Initial Export	Total Potential	Paticipating
	Proceeds	Water Proceeds	Third party	Interests
	Received	to Pure Cycle	Obligation	Liability	Contingency
Original balances	$—	$218,500	$31,807,732	$11,090,630	$20,717,102
Activity from inception until August 31, 2010:
Acquisitions	—	28,077,500	(28,077,500)	(9,789,983)	(18,287,517)
Option payments — Sky Ranch and The Hills at Sky Ranch	110,400	(42,280)	(68,120)	(23,754)	(44,366)
Arapahoe County tap fees *	532,968	(373,078)	(159,890)	(55,754)	(104,136)
Export Water sale payments	60,584	(42,408)	(18,176)	(6,340)	(11,836)

Balance at August 31, 2010	703,952	27,838,234	3,484,046	1,214,799	2,269,247
Fiscal 2011 activity:
Export Water sale payments	7,425	(5,198)	(2,228)	(777)	(1,451)

Balance at February 28, 2011	$711,377	$27,833,036	$3,481,818	$1,214,022	$2,267,796

*	The Arapahoe County tap fees are less $34,522 in royalties paid to the Land Board.
The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first three payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive approximately $5.1 million of the first priority payout (the remaining balance of the first priority payout totals approximately $7.3 million as of February 28, 2011).
NOTE 6 — SHAREHOLDERS’ EQUITY
The table below summarizes the significant changes in the Company’s equity accounts during the six months ended February 28, 2011:

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income (loss)	Deficit
August 31, 2010 balance:	20,206,566	$67,360	$92,341,555	$(1,580)	$(49,947,769)
Sale of common stock, less fees and expenses of approximately $120,200	1,848,931	6,163	5,395,442	—	—
Issuance of restricted common stock upon conversion of Convertible Debt	1,982,099	6,607	5,345,060	—	—
Share-based compensation	—	—	44,050	—	—
Unrealized loss on investments	—	—	—	(3,590)	—
Net loss	—	—	—	—	(3,241,771)

February 28, 2011 balance:	24,037,596	$80,130	$103,126,107	$(5,170)	$(53,189,540)

Sale of common stock and issuance of common stock upon conversion of Convertible Note. See Note 3 above regarding the issuance of the common stock and the issuance of stock upon conversion of the Convertible Note, both done in connection with the Sky Ranch acquisition.
Equity Compensation Plan. The Company maintains the 2004 Incentive Plan (the “Equity Plan”), which was approved by stockholders in April 2004. Executives, eligible employees and non-employee directors are eligible to receive options and restricted stock grants pursuant to the Equity Plan. Pursuant to the Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices and vesting periods determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. As of February 28, 2011, the Company has 1,285,811 common shares that can be granted to eligible participants pursuant to the Equity Plan.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and to expense the fair value over the vesting period of the grant. For additional information on the Equity Plan, including a summary of the significant assumptions, refer to the Company’s Form 10-K for the year ended August 31, 2010.
The following table summarizes stock option activity for the Equity Plan for the six months ended February 28, 2011:

			Weighted-
			Average	Approximate
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Instrinsic
	Options	Exercise Price	Term	Value
Oustanding at beginning of period	262,500	$6.26
Granted	17,500	$3.67
Exercised	—	$—
Forfeited or expired	—	$—

Outstanding at February 28, 2011	280,000	$6.10	6.5	$107,800

Options exercisable at February 28, 2011	214,500	$6.97	5.7	$58,900

The approximate aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value.
The following table summarizes the activity and value of non-vested options as of and for the six months ended February 28, 2010:

		Weighted-
		Average Grant
	Number of	Date Fair
	Options	Value
Non-vested options oustanding at beginning of period	60,500	$2.67
Granted	17,500	3.11
Vested	(12,500)	2.49
Forfeited	—	—

Non-vested options outstanding at February 28, 2011	65,500	$2.82

The total fair value of options vested during the three and six month periods ended February 28, 2011, was approximately $31,200. The total fair value of options vested during the three and six month periods ended February 28, 2010, was approximately $36,300.
Stock-based compensation expense for the three and six months ended February 28, 2011, was approximately $22,600 and $44,100, respectively. Stock-based compensation expense for the three and six months ended February 28, 2010, was approximately $19,600 and $42,300, respectively.
At February 28, 2011, the Company has unrecognized expenses relating to non-vested options that are expected to vest totaling approximately $143,000. The weighted-average period over which these options are expected to vest is approximately two years. The Company has not recorded any excess tax benefits to additional paid in capital.
There were no options exercised during the three or six months ended February 28, 2011.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
In January 2011, the Company granted its directors options to purchase a combined 17,500 shares of the Company’s common stock pursuant to the Equity Plan. 12,500 of the options vest one year from the date of grant and expire ten years from the date of grant. 5,000 of the options vest one-half at the first anniversary of the grant date and one-half at the second anniversary of the grant date. The Company calculated the fair value of these options at approximately $54,500 using the Black-Scholes model with the following variables: weighted average exercise price of $3.67 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of ten years; estimated dividend rate of 0%; weighted average risk-free interest rate of 3.37%; weighted average stock price volatility of 84.7%; and an estimated forfeiture rate of 0%. The $54,500 of stock-based compensation is being expensed monthly over the vesting periods.
In January 2010, the Company granted its directors options to purchase a combined 12,500 shares of the Company’s common stock pursuant to the Equity Plan. The options vest one year from the date of grant and expire ten years from the date of grant. The Company calculated the fair value of these options at approximately $31,200 using the Black-Scholes model with the following variables: weighted average exercise price of $2.88 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of ten years; estimated dividend rate of 0%; weighted average risk-free interest rate of 3.74%; weighted average stock price volatility of 88.4%; and an estimated forfeiture rate of 0%. The $31,200 of stock-based compensation was expensed monthly over the vesting period.
Comprehensive Loss. In addition to net loss, comprehensive loss includes the unrecognized changes in the fair value of marketable securities that are classified as available-for-sale as noted in the following table:

	Three Months Ended:		Six Months Ended:
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010
Net loss	$(1,778,000)	$(1,514,300)	$(3,241,800)	$(2,793,000)
Unrealized loss on marketable securities	(1,400)	(2,300)	(5,200)	(4,000)

Comprehensive loss	$(1,779,400)	$(1,516,600)	$(3,247,000)	$(2,797,000)

NOTE 7 — RELATED PARTY TRANSACTIONS
In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at February 28, 2011) and matures on December 31, 2011. The approximately $525,800 balance of the note receivable at February 28, 2011 includes borrowings of approximately $229,300 and accrued interest of approximately $296,500.
See also Note 3 above regarding the sale of common stock and the issuance and conversion of the Convertible Note to a related party.
NOTE 8 — SIGNIFICANT CUSTOMER
The Company had accounts receivable from one customer that accounted for approximately 86% and 82% of the Company’s trade receivables balances at February 28, 2011 and August 31, 2010, respectively. The Company earned revenues from the same customer that accounted for approximately 64% and 63% of the Company’s total revenues for the three and six months ended February 28, 2011, respectively. The Company earned revenues from the same customer that accounted for approximately 66% and 65% of the Company’s total revenues for the three and six months ended February 28, 2010, respectively. That customer was the Ridgeview Youth Services Center.
NOTE 9 — ACCRUED LIABILITIES
At February 28, 2011, the Company had accrued liabilities of approximately $120,500, of which approximately $77,000 was for costs associated with the Sky Ranch acquisition as well as accrued property taxes on the Sky Ranch property, approximately $38,300 was for professional fees with the remainder related to operating payables. At August 31, 2010, the Company had accrued liabilities of approximately $70,700, of which $65,000 was for professional fees with the remainder relating to operating payables.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2011
NOTE 10 — SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

	Six months ended
	February 28,
	2010	2009
Issuance of shares of restricted common stock upon conversion of the Convertible Note	$5,351,700	$—

NOTE 11 — SUBSEQUENT EVENTS
On March 14, 2011, the Company entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”) a wholly-owned subsidiary of Anadarko Petroleum Company. Pursuant to the O&G Lease, the Company will receive a bonus payment of approximately $1,268,000 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its Sky Ranch property. The oil and gas rights under the remaining approximately 304 acres at Sky Ranch are already owned by Anadarko. The Company expects to receive this payment by April 22, 2011.
In addition to the upfront fee, the Company will receive, as a royalty, 20% of the gross proceeds (less certain taxes) from the sale of any oil and gas produced from the Company’s property.
The O&G Lease has a term of three (3) years commencing on March 14, 2011, which can be extended by two (2) years at Anadarko’s sole discretion. If Anadarko wishes to extend the O&G Lease for an additional two (2) years, the Lease requires Anadarko to pay the Company another bonus payment equal to the initial bonus payment noted above.
Pursuant to the Surface Use Agreement, Anadarko is restricted to drilling three wells on the Sky Ranch property covered under the O&G Lease, which will minimize the oil and gas exploration and extraction footprint when the Company is ready to develop the Sky Ranch Property. Additionally, the Company will receive $3,000 per acre that is permanently disturbed for use in the oil and gas exploration and production.
*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
Statements that are not historical facts contained in this Quarterly Report on Form 10-Q are forward looking statements that involve risk and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation: the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability, population growth, employment rates and general economic conditions; the market price of water; changes in customer consumption patterns; changes in applicable statutory and regulatory requirements; uncertainties in the estimation of water available under decrees; costs of delivery of water and treatment of wastewater; uncertainties in the estimation of costs of construction projects; the strength and financial resources of our competitors; our ability to find and retain skilled personnel; climatic and weather conditions, including flood and droughts; labor relations; availability and cost of material and equipment; delays in anticipated permit and construction dates; environmental risks and regulations; our ability to raise capital; our ability to negotiate contracts with new customers; and uncertainties in water court rulings.
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

Results of operations
Executive Summary
The results of our operations for the three months ended February 28, 2011 and 2010 are as follows:

Summary Table 1
	Three Months Ended February 28:
	2011	2010	$ Change	% Change
Millions of gallons of water delivered	3.5	2.2	1.3	59%
Water revenues generated	$25,300	$20,500	$4,800	23%
Operating costs to deliver water (excluding depreciation and depletion)	$7,200	$10,700	$(3,500)	-33%
Water delivery gross margin %	72%	48%

Wastewater treatment revenues	$17,700	$16,700	$1,000	6%
Operating costs to treat wastewater	$4,600	$4,800	$(200)	-4%
Wastewater treatment gross margin %	74%	71%

General and administrative expenses	$767,100	$582,800	$184,300	32%
Net losses	$1,781,000	$1,514,300	$266,700	18%
The results of our operations for the six months ended February 28, 2011 and 2010 are as follows:

Summary Table 1a
	Six Months Ended February 28:
	2011	2010	$ Change	% Change
Millions of gallons of water delivered	11.1	8.1	3.0	37%
Water revenues generated	$61,600	$49,400	$12,200	25%
Operating costs to deliver water (excluding depreciation and depletion)	$21,700	$25,400	$(3,700)	-15%
Water delivery gross margin %	65%	49%

Wastewater treatment revenues	$35,400	$33,500	$1,900	6%
Operating costs to treat wastewater	$9,400	$10,400	$(1,000)	-10%
Wastewater treatment gross margin %	73%	69%

General and administrative expenses	$1,188,600	$940,200	$248,400	26%
Net losses	$3,241,800	$2,793,000	$448,800	16%
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
Water deliveries increased approximately 59% and 37% during the three and six months ended February 28, 2011 compared to the three and six months ended February 28, 2010, mainly as a result of the Denver metropolitan area experiencing less precipitation during the start of fiscal 2011 compared to 2010 which resulted in our customers using more water for irrigation. Water revenues increased 23% and 25% during the three and six months ended February 28, 2011 compared to the three and six months ended February 28, 2010, as a result of increased usage and increases in water usage fees effective July 1, 2010. The water delivery gross margin increased from 48% during the three months ended February 28, 2010, to 72% for the three months ended February 28, 2011. The water delivery gross margin increased from 49% during the six months ended February 28, 2010 to 65% during the six months ended February 28, 2011. These increases were due to our efforts to manage costs and increases in water service charges.

Wastewater fees increased approximately 6% during each of the three and six month periods ended February 28, 2011 compared to the three and six month periods ended February 28, 2010, which is a result of increased monthly fees effectively July 1, 2010. The wastewater gross margin increased from 71% during the three months ended February 28, 2010 to 74% for the three months ended February 28, 2011. The wastewater gross margin increased from 69% during the six months ended February 28, 2010, to 73% during the six months ended February 28, 2011. These increases were due mainly to increased fees but also due to decreased testing fees during fiscal 2011.
Tap Fees
We recognized approximately $3,600 and $7,100 of water tap fee revenues during each of the three and six month periods ended February 28, 2011 and 2010, respectively, related to the Agreement for Water Service (the “County Agreement”) with Arapahoe County (the “County”). In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we began recognizing the water tap fees as revenue ratably over the estimated service period upon completion of the Wholesale Facilities in fiscal 2006. The water tap fees to be recognized over this period are net of the royalty payments to the State Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the Comprehensive Amendment Agreement No. 1 (the “CAA”) as further described in Note 5 to the financial statements contained in our 2010 Annual Report on Form 10-K.
We recognized approximately $10,400 and $20,800 of “Special Facilities” (as defined in Note 4 to the financial statements contained in our 2010 Annual Report on Form 10-K) funding as revenue during each of the three and six month periods ended February 28, 2011 and 2010, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 4 to the financial statements contained in our 2010 Annual Report on Form 10-K.
As of February 28, 2011, we have deferred recognition of approximately $1.4 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.
General and Administrative and Other Expenses
General and administrative (“G&A”) expenses for the three and six months ended February 28, 2011 and 2010 were impacted by the share-based compensation expenses as follows (amounts are approximate):

Table 2 - G&A Expenses
	Three Months Ended:
	February 28, 2011	February 28, 2010	$ Change	% Change
G&A expenses as reported	$767,100	$582,800	$184,300	32%
Share-based compensation expenses	(22,600)	(19,600)	(3,000)	15%

G&A expenses less share-based compensation expenses	$744,500	$563,200	$181,300	32%

Table 2a - G&A Expenses
	Six Months Ended:
	February 28, 2011	February 28, 2010	$ Change	% Change
G&A expenses as reported	$1,188,600	$940,200	$248,400	26%
Share-based compensation expenses	(44,100)	(42,300)	(1,800)	4%

G&A expenses less share-based compensation expenses	$1,144,500	$897,900	$246,600	27%

G&A expenses, with and without share-based compensation expenses, increased approximately 32% during the three months ended February 28, 2011, as compared to the three months ended February 28, 2010. G&A expenses, with and without share-based compensation expenses, increased approximately 26% and 27% during the six months ended February 28, 2011, as compared to the six months ended February 28, 2010, respectively. The increases are mainly due to $180,000 of bonuses paid in fiscal 2011, increases in professional fees and the accrual of property taxes on Sky Ranch (refer to Note 3 to the accompanying financial statements regarding the acquisition of Sky Ranch). The significant components of our G&A expenses for the three and six months ended February 28, 2011 and 2010 are as follows:

Table 3 - Signficant Balances in G&A
	Three Months Ended:
	February 28, 2011	February 28, 2010	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$349,800	$148,900	$200,900	135%
Excluding share-based compensation	$327,100	$129,300	$197,800	153%
Directors fees (including insurance)	$92,500	$78,800	$13,700	17%
FLCC water assessment fees	$85,400	$84,700	$700	1%
Professional fees	$85,500	$72,200	$13,300	18%
Public entity related expenses	$33,400	$34,900	$(1,500)	-4%

Table 3a - Signficant Balances in G&A
	Six Months Ended:
	February 28, 2011	February 28, 2010	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$499,600	$292,100	$207,500	71%
Excluding share-based compensation	$455,500	$249,800	$205,700	82%
Directors fees (including insurance)	$108,700	$92,400	$16,300	18%
FLCC water assessment fees	$170,900	$187,500	$(16,600)	-9%
Professional fees	$189,400	$113,500	$75,900	67%
Public entity related expenses	$50,500	$48,800	$1,700	3%
Salary and salary related expenses including share-based compensation increased 135% and 71% during the three and six months ended February 28, 2011, compared to the three and six months ended February 28, 2010, respectively. The increase is a result of the payment of $180,000 of bonuses to company employees and management as a result of the successful acquisition of Sky Ranch and the successful completion of the stock offering and the issuance and conversion of the Convertible Negotiable Promissory Note (the “Convertible Note”) (see Note 3 to the accompanying financial statements). The increase is also a result of the addition of a farm manager to our payroll on January 1, 2010. Pursuant to the agreement with High Plains A&M, LLC (“HP A&M”) as described in Note 4 to the financial statements included with the 2010 Annual Report on Form 10-K, we pay 50% of the farm manager’s salary and HP A&M pays the other 50%. Prior to January 1, 2010 our portion of his salary was included with the farm management expenses, which is also a component of G&A expense. It is now included in our salary account because effective January 1, 2010, the farm manager became an employee of Pure Cycle and HP A&M now reimburses us 50% of his salary.
The Fort Lyon Canal Company (“FLCC” — defined in Note 4 to the financial statements for the 2010 Annual Report on Form 10-K) water assessment fees are the fees we pay for our share of the maintenance of the Fort Lyon Canal in the Arkansas River Valley. The fees are approved by the shareholders of the FLCC and changes during the years presented are a result of approved fee changes by the FLCC shareholders. As of February 28, 2011, we hold approximately 26% of the voting shares of the FLCC. The decrease during the six months ended February 28, 2011, is a result of the FLCC acquiring additional water in 2010 which was passed through to the FLCC shareholders in 2010 via a special assessment.
Professional fees (legal and accounting) increased during the three and six months ended February 28, 2011, mainly due to additional legal and consulting fees related to the Lowry Range and the potential development at Lowry, as well as costs related to the acquisition of Sky Ranch which were not capitalized.
Costs associated with corporate governance and costs associated with being a publicly traded entity increased during the six months ended February 28, 2011, primarily as a result of additional filings and press releases we issued related to Sky Ranch and the related financing.

Other income and Expense Items

Table 4 - Other Items
	Three Months Ended:
	February 28, 2011	February 28, 2010	$ Change	% Change
Other expense items:
Depreciation and depletion expense	$75,200	$96,700	$(21,500)	-22%
Imputed interest expense	$954,000	$898,000	$56,000	6%
Interest expense on Convertible Note	$60,700	$—	$60,700	100%

Other income items:
Interest income	$10,300	$16,500	$(6,200)	-38%

Table 4a - Other Items
	Six Months Ended:
	February 28, 2011	February 28, 2010	$ Change	% Change
Other expense items:
Depreciation and depletion expense	$150,400	$193,500	$(43,100)	-22%
Imputed interest expense	$1,894,000	$1,782,000	$112,000	6%
Interest expense on Convertible Note	$151,700	$—	$151,700	100%

Other income items:
Interest income	$27,100	$37,200	$(10,100)	-27%
Depreciation and depletion decreased entirely due to the Arkansas River water acquisition costs being fully depreciated during a prior period.
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
The interest expense on the Convertible Note is new for the three and six months ended February 28, 2011, which is a result of the issuance of the Convertible Note in September 2010, which bore simple interest at 10% per annum (see Note 3 to the accompanying financial statements). This will not be a recurring expense item for the remainder of fiscal 2011, because as discussed in Note 3 to the accompanying financial statements, we issued approximately 1.9 million shares of restricted common stock upon conversion of the Convertible Note on January 11, 2011.
Interest income represents interest earned on the temporary investment of capital in cash equivalents or available-for-sale securities, interest accrued on the note payable by the Rangeview Metropolitan District (the “District” which is defined in Note 1 to the accompanying financial statements and Note 4 to the financial statements to the 2010 Annual Report on Form 10-K) and interest accrued on the “Special Facilities” construction proceeds receivable from the County. The decrease is due to a significant decline in interest rates due to the recessionary economy and decreasing levels of cash investments.
Acquisition of Sky Ranch
As described in Note 3 to the accompanying financial statements, during the six months ended February 28, 2011, we acquired approximately 940 acres of undeveloped land located in unincorporated Arapahoe County known as Sky Ranch. We acquired the land and water rights for payments totaling approximately $7.0 million, with acquisition costs totaling approximately $554,100. The identifiable assets that we acquired included the undeveloped land, which is zoned for residential and commercial development, and approximately 820 acre feet of water, 89 acre feet of which we previously purchased pursuant to agreements with the former developer. Consideration for the land and water and the costs of the acquisition were paid in cash which was raised through sale of common shares pursuant to an effective shelf registration statement and the issuance of the Convertible Note. Both financing transactions are described below and in Note 3 to the accompanying financial statements.

Issuance and conversion of the Convertible Note
We issued the $5.2 million Convertible Note to PAR on September 28, 2010. Our shareholders authorized conversion of the Convertible Note at the January 11, 2011 annual shareholders’ meeting. Following the meeting, PAR surrendered the Convertible Note for conversion and we issued 1,982,099 shares of our restricted common stock to PAR. From issuance until conversion, the Convertible Note accrued interest at a rate of 10% per annum. During the three and six months ended February 28, 2011, we accrued approximately $60,700 and $151,700 of interest on the Convertible Note, respectively. The number of restricted shares issued was based on the outstanding balance of approximately $5.35 million (principal and accrued interest) divided by a conversion rate of $2.70.
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
Subsequent Event — Oil and Gas Lease with Anadarko
On March 14, 2011, we entered into an oil and gas lease and a surface use agreement with Anadarko E&P Company, L.P. (“Anadarko”) a wholly-owned subsidiary of Anadarko Petroleum Company. Pursuant to the oil and gas lease we will receive a bonus payment of approximately $1,268,000 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate at our Sky Ranch property. The oil and gas rights under the remaining approximately 304 acres at Sky Ranch are already owned by Anadarko. We anticipate receiving this payment by April 22, 2011. The oil and gas lease has a term of three (3) years commencing on March 14, 2011, which can be extended by two (2) years at Anadarko’s sole discretion. If Anadarko wishes to extend the lease for an additional two (2) years, Anadarko would be required to pay us another bonus payment equal to the initial bonus payment noted above.
In addition to the upfront fee, we will receive, as a royalty, 20% of the gross proceeds (less certain taxes) from the sale of any oil and gas produced from our Sky Ranch property.
Pursuant to the surface use agreement, Anadarko is restricted to drilling three wells on our Sky Ranch property which will minimize the oil and gas exploration and extraction footprint when we are ready to develop the Sky Ranch Property.
Liquidity, capital resources and financial position
At February 28, 2011, our working capital, defined as current assets less current liabilities, was approximately $4.4 million, of which approximately $4.3 million was cash, cash equivalents and marketable securities. As of the date of the filing of this quarterly report on Form 10-Q, we have an effective shelf registration statement pursuant to which we may elect to sell up to another $4.45 million of stock at any time and from time to time. Additionally, pursuant to the oil and gas lease with Anadarko, we expect that within 15 days of the filing of this Form 10-Q we will receive the $1,268,000 up-front bonus payment from Anadarko. We believe that as of the date of the filing of this quarterly report on Form 10-Q and as of February 28, 2011, we have sufficient working capital to fund our operations for the next fiscal year.
Pursuant to the Arkansas River Agreement, we agreed to pay HP A&M 10% of the tap fees we receive from the next 40,000 water taps we sell from and after the date of the Arkansas River Agreement. As of February 28, 2011, we have estimated the value of the Tap Participation Fee at approximately $63.0 million based on a discounted cash flow valuation analysis, which was originally prepared at August 31, 2006, and was updated as of November 30, 2007, and February 28, 2009. See Note 7 to the financial statements contained in the 2010 Annual Report on Form 10-K for the impact of the revaluation. The actual amount to be paid will inevitably differ from our estimates. Tap participation payments are not payable to HP A&M until we receive water tap fee payments. We did not sell any taps during the three and six months ended February 28, 2011 or 2010. As of February 28, 2011, there are 38,937 taps that remain subject to the Tap Participation Fee.
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
Summary Cash Flows Table

Table 5 - Summary Cash Flows Table
	Six Months Ended:
	February 28, 2011	February 28, 2010	$ Change	% Change
Cash (used) provided by:
Operating acitivites	$(886,300)	$(824,100)	$(62,200)	8%
Investing activities	$(9,541,500)	$973,100	$(10,514,600)	-1081%
Financing activities	$10,633,600	$39,200	$10,594,400	27027%
Changes in Operating Activities
Operating activities include revenues we receive from the sale of water and wastewater services to our customers, costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.
Cash used by operations increased approximately 8% during the six months ended February 28, 2011 mainly as a result higher G&A expenses due to employee bonuses offset by increased revenues due to increased water usage and increased water and wastewater usage fees.
We will continue to provide domestic water and wastewater service to customers in our service area and we will continue to operate and maintain our water and wastewater systems with our own employees.
Changes in Investing Activities
We continue to incur legal and engineering fees associated with our water rights, and we continue to pay the right-of-way permit fees to the Department of Interior Bureau of Land Management and legal and engineering costs for our Paradise Water Supply.
Investing activities during the six months ended February 28, 2011, consisted of the use of approximately $6.8 million for the acquisition of Sky Ranch (approximately $12,000 of costs are accrued but unpaid at February 28, 2011), and we invested approximately $3.3 million into certificates of deposit.
Changes in Financing Activities
Financing activities for the six months ended February 28, 2011 consisted mainly of the issuance of the $5.2 million Convertible Note and the sale of approximately $5.4 million of common stock (net of issuance costs).
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
Revenue Recognition
Our revenues consist mainly of tap fees and monthly service fees. As further described in Note 2 to the accompanying financial statements, proceeds from tap sales are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. When we construct the infrastructure to be owned by the customer, we recognize tap fees pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the three and six months ended February 28, 2011 or 2010.
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
We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. We have no assets to be disposed of at February 28, 2011.
Our Front Range and Arkansas River Water Rights
We determine the undiscounted cash flows for our Denver based assets and the Arkansas River Valley assets by estimating tap sales to potential new developments in our service area and along the Front Range using estimated future tap fees, less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs, inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2010, and determined that our Rangeview Water Supply and Arkansas River water assets were not impaired and their costs were deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g. Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. We estimate that we have the ability to provide water service to approximately 180,000 Single Family Equivalents (“SFE’s”) using our combined Rangeview Water Supply and Arkansas River water assets which have a carrying value of approximately $104.9 million as of February 28, 2011. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $22,500 and estimated gross margins, we estimate that we would need to add approximately 8,600 new water connections (requiring approximately 5.1% of our portfolio) to generate net revenues sufficient to recover the costs of our Rangeview Water Supply and Arkansas River water assets. If tap fees increase 5%, we would need to add approximately 8,200 new water taps (requiring approximately 4.8% of our portfolio) to recover the costs of our Rangeview Water Supply and Arkansas River water assets. If tap fees decrease 5%, we would need to add approximately 9,100 new water taps (requiring approximately 5.4% of our portfolio) to recover the costs of our Rangeview Water Supply and Arkansas River water assets.

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
For our Paradise Water Supply, we determined the undiscounted cash flows by estimating the proceeds we could derive from the leasing of the water rights to commercial, industrial, and agricultural users along the western slope of Colorado, and based on the impairment analysis we completed at August 31, 2010, we believe at February 28, 2011, the Paradise Water Supply is not impaired and the costs are deemed recoverable.
Tap Participation Fee
In 2006 we acquired approximately 17,500 acres of irrigated land together with approximately 60,000 acre-feet of Arkansas River water rights from HP A&M. Along with common stock issued to HP A&M, we agreed to pay HP A&M 10% (this may increase to 20% under circumstances described in Note 7 to the financial statements contained in our 2010 Annual Report on Form 10-K) of tap fees we receive from the next 40,000 water taps we sell from and after the date of the Arkansas River Agreement, of which 38,937 water taps remain to be paid as of August 31, 2010. The Tap Participation Fee is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased in the HP A&M acquisition. The Tap Participation Fee liability is valued by estimating new home development in our service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver metropolitan area. This development pattern was then applied to projected future water tap fees determined by using historical water tap fee trends. Based on updated new home activity in the Denver metropolitan area, we updated the estimated discounted cash flow analysis as of February 28, 2009. We completed an update to our analysis of the fair value of the Tap Participation Fee as of August 31, 2010. We determined that changes in the projected estimated discounted cash flows did not materially impact our February 28, 2009 fair value analysis. Actual new home development in our service area and actual future tap fees inevitably will vary significantly from our estimates which could have a material impact on our financial statements as well as our results of operations. An important component in our estimate of the value of the Tap Participation Fee, which is based on historical trends, is that we reasonably expect water tap fees to continue to increase in the coming years. Tap fees are market based and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees are thus partially indicative of the increasing value of our water assets. We continue to assess the value of the Tap Participation Fee liability and update its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee.

Obligations Payable by HP A&M
60 of the 80 properties we acquired pursuant to the Arkansas River Agreement are subject to outstanding promissory notes with principal and accrued interest totaling approximately $10.7 million and $11.0 million at February 28, 2011 and August 31, 2010, respectively. These notes are secured by deeds of trust on the properties. We did not assume any of these promissory notes and are not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. However, in the event of default by HP A&M, we may make payments on any or all of the notes and cure any or all defaults. If we do not cure the defaults, we will lose the properties securing the defaulted notes and the water rights associated with said properties. If HP A&M defaults on any of the promissory notes, we can foreclose on a defined amount of Pure Cycle common stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Although the likelihood of HP A&M defaulting on the notes is deemed remote, which is the primary reason these notes are not reflected on our balance sheet, we continue to monitor the status of the notes for any indications of default. We are not aware of any defaults by HP A&M as of February 28, 2011.
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
Interest Rates
The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of February 28, 2011, the majority of our capital is invested in certificates of deposit with stated maturities and locked interest rates and therefore not subject to interest rate fluctuations. We have no investments denominated in foreign country currencies and, therefore, our investments are not subject to foreign currency exchange risk.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures as defined in Rules 13a—15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of February 28, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control Over Financial Reporting
No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Effective September 28, 2010, we issued the Convertible Note to a single accredited investor, PAR, as described in more detail in a current report on Form 8-K filed on September 29, 2010, and in Note 3 to the accompanying financial statements. The issuance of the Convertible Note was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration available pursuant to Section 4(2) of the Securities Act. On January 11, 2011, following approval by our shareholders, we issued 1,982,099 shares of restricted common stock to PAR upon conversion of the Convertible Note. The restricted shares issued to PAR were not registered under the Securities Act in reliance on the exemption from registration available pursuant to Section 4(2) of the Securities Act.
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

April 8, 2011