Form 10-Q
period 2011-05-31
PURE CYCLE CORP
filed 2011-07-08
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2011
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 6, 2011:

Common stock, 1/3 of $.01 par value	24,037,596

(Class)	(Number of Shares)

PURE CYCLE CORPORATION
INDEX TO May 31, 2011 FORM 10-Q

PURE CYCLE CORPORATION
BALANCE SHEETS

	May 31, 2011	August 31, 2010
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$541,697	$12,017
Marketable securities	4,583,176	1,435,054
Trade accounts receivable	60,992	71,155
Prepaid expenses	222,563	236,627
Current portion of construction proceeds receivable	64,783	64,783

Total current assets	5,473,211	1,819,636

Investments in water and water systems, net	106,542,965	102,931,347
Land — Sky Ranch	3,738,955	—
Construction proceeds receivable, less current portion	314,502	351,791
Note receivable — related party:
Rangeview Metropolitan District, including accrued interest	528,839	519,834
Escrow and other items related to the Sky Ranch acquisition	—	735,000
Other assets	17,979	20,146

Total assets	$116,616,451	$106,377,754

LIABILITIES:
Current liabilities:
Accounts payable	$70,661	$44,818
Accrued liabilities	92,167	70,704
Deferred revenues	55,800	55,800
Deferred oil and gas lease payment	414,480	—

Total current liabilities	633,108	171,322

Deferred revenues, less current portion	1,348,454	1,390,305
Deferred oil and gas lease payment, less current portion	742,610	—
Participating Interests in Export Water Supply	1,213,647	1,214,799
Tap Participation Fee payable to HP A&M, net of $49.1 million and $52.0 million discount, respectively	64,004,329	61,141,329

Total liabilities	67,942,148	63,917,755

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B — par value $.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 24,037,596 and 20,206,566 shares outstanding, respectively	80,130	67,360
Additional paid-in capital	103,151,357	92,341,555
Accumulated comprehensive loss	(5,238)	(1,580)
Accumulated deficit	(54,552,379)	(49,947,769)

Total shareholders’ equity	48,674,303	42,459,999

Total liabilities and shareholders’ equity	$116,616,451	$106,377,754

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended:
	May 31, 2011	May 31, 2010
Revenues:
Metered water usage	$31,968	$27,269
Wastewater treatment fees	17,719	16,744
Recognition of deferred revenues:
Special facility funding	10,377	10,377
Water tap fees	3,574	3,574

Total revenues	63,638	57,964

Cost of revenues:
Water service operations	(11,370)	(7,763)
Wastewater service operations	(4,913)	(5,763)
Depletion and depreciation	(22,113)	(22,102)

Total cost of revenues	(38,396)	(35,628)

Gross margin	25,242	22,336

Expenses:
General and administrative expenses	(481,248)	(387,344)
Depreciation	(53,020)	(74,593)

Operating loss	(509,026)	(439,601)

Other income (expense):
Oil and gas lease	95,637	—
Interest income	14,483	18,211
Other	5,067	12
Interest imputed on the Tap Participation Fee payable to HP A&M	(969,000)	(912,000)

Net loss	$(1,362,839)	$(1,333,378)

Net loss per common share — basic and diluted	$(0.06)	$(0.07)

Weighted average common shares outstanding — basic and diluted	24,037,596	20,206,566

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS
(unaudited)

	Nine Months Ended:
	May 31, 2011	May 31, 2010
Revenues:
Metered water usage	$93,569	$76,664
Wastewater treatment fees	53,157	50,232
Recognition of deferred revenues:
Special facility funding	31,131	31,131
Water tap fees	10,722	10,722

Total revenues	188,579	168,749

Cost of revenues:
Water service operations	(33,079)	(33,182)
Wastewater service operations	(14,329)	(16,202)
Depletion and depreciation	(66,313)	(66,256)

Total cost of revenues	(113,721)	(115,640)

Gross margin	74,858	53,109

Expenses:
General and administrative expenses	(1,669,813)	(1,327,520)
Depreciation	(159,214)	(223,883)

Operating loss	(1,754,169)	(1,498,294)

Other income (expense):
Oil and gas lease	95,637	—
Interest income	41,577	55,384
Gain on sale of land	—	9,404
Other	27,012	1,143
Interest expensed on Convertible Note — Related Party	(151,667)	—
Interest imputed on the Tap Participation Fee payable to HP A&M	(2,863,000)	(2,694,000)

Net loss	$(4,604,610)	$(4,126,363)

Net loss per common share — basic and diluted	$(0.20)	$(0.20)

Weighted average common shares outstanding — basic and diluted	22,875,551	20,206,566

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended:
	May 31, 2011	May 31, 2010
Cash flows from operating activities:
Net loss	$(4,604,610)	$(4,126,363)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest on Tap Participation Fee payable to HP A&M	2,863,000	2,694,000
Interest expensed on Convertible Note Payable — Related Party	151,667	—
Depreciation, depletion and other non-cash items	227,680	291,373
Stock-based compensation expense included with general and administrative expenses	69,300	55,867
Interest income and other non-cash items	(32,542)	(28,510)
Gain on sale of land	—	(9,404)
Changes in operating assets and liabilities:
Trade accounts receivable	10,163	7,518
Interest receivable and prepaid expenses	14,064	(64,995)
Accounts payable and accrued liabilities	34,810	29,033
Deferred revenues	(41,851)	(41,852)
Deferred oil and gas lease bonus payment	1,157,090	—

Net cash used by operating activities	(151,229)	(1,193,333)

Cash flows from investing activities:
Maturities of marketable securities	2,470,679	975,804
Purchase of marketable securities	(5,622,460)	—
Investments in water and water systems	(6,820,409)	(19,649)
Proceeds from sale of land	—	10,000
Other investments	—	(10,000)

Net cash (used) provided by investing activities	(9,972,190)	956,155

Cash flows from financing activities:
Net proceeds from equity offering	5,401,606	—
Issuance of Convertible Note — Related Party	5,200,000	—
Arapahoe County construction proceeds	54,798	61,647
Payments to contingent liability holders	(3,305)	(2,218)

Net cash provided by financing activities	10,653,099	59,429

Net change in cash and cash equivalents	529,680	(177,749)
Cash and cash equivalents — beginning of year	12,017	705,083

Cash and cash equivalents — end of year	$541,697	$527,334

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011
NOTE 1 — PRESENTATION OF INTERIM INFORMATION
The May 31, 2011 balance sheet, the statements of operations for the three and nine months ended May 31, 2011 and 2010, and the statements of cash flows for the nine months ended May 31, 2011 and 2010, respectively, have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at May 31, 2011, and for all periods presented have been made appropriately.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2010. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full fiscal year. The August 31, 2010 balance sheet was taken directly from the Company’s audited financial statements.
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
Cash and Cash Equivalents. Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a high quality financial institution in an account which as of the end of the fiscal quarter did not exceed federally insured limits. However, as of May 31, 2011, the Company’s main operating account exceeded federally insured limits by approximately $290,000.
Financial Instruments — Concentration of Credit Risk and Fair Value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and marketable securities. The Company places its cash equivalents and investments with high quality financial institutions. At various times throughout the three and nine months ended May 31, 2011, cash deposits have exceeded federally insured limits. The Company invests its excess cash primarily in certificates of deposit, money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.
Current Assets and Liabilities
The amounts reported on the balance sheets for cash and cash equivalents, trade receivables/payables and accrued liabilities approximate their fair values because of the short maturity of these instruments.
The amounts reported on the balance sheets for marketable securities are the fair values of the instruments as reported by the financial institutions where the funds are held as of May 31, 2011 and August 31, 2010. The Company has recorded net unrealized losses of approximately $5,200 and $1,600 at May 31, 2011 and August 31, 2010, respectively. These securities include only federally insured certificates of deposit.
Notes Receivable and Construction Proceeds Receivable
The amounts reported on the balance sheet for the Company’s notes receivable and construction proceeds receivable approximate their fair values as they bear interest at rates which are comparable to current market rates.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011
Long-term Financial Liabilities
The Comprehensive Amendment Agreement No. 1 (the “CAA” as defined in Note 5 below) is comprised of a recorded balance and an off-balance sheet or “contingent” obligation. The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (defined in Note 4 in the Company’s 2010 Annual Report on Form 10-K). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value.
The recorded balance of the “Tap Participation Fee” liability (as described below) is its estimated fair value determined by projecting new home development in the Company’s targeted service area over an estimated development period
Tap Participation Fee. Pursuant to the Asset Purchase Agreement (the “Arkansas River Agreement”) dated May 10, 2006, the Company granted High Plains A&M, LLC (“HP A&M”) the right to receive ten percent (10%) of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 40,000 water taps sold by the Company from and after the date of the Arkansas River Agreement (the “Tap Participation Fee”). As a result of land sales in 2006 and 2009 and the sale of unutilized water rights owned by the Company in the Arkansas River Valley in 2007, at May 31, 2011, there remain 38,937 water taps subject to the Tap Participation Fee.
The Tap Participation Fee is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the three and nine months ended May 31, 2011 or 2010.
At the acquisition date, the Company valued the Tap Participation Fee at approximately $45.6 million using a discounted cash flow analysis of the projected future payments to HP A&M. The $64.0 million balance at May 31, 2011, includes approximately $19.3 million of imputed interest, recorded using the effective interest method. The value of the Tap Participation Fee is estimated by projecting new home development in the Company’s targeted service area over an estimated development period. Projecting new home development in the Company’s targeted service area involved the utilization of third party historical and projected housing and population growth data for the Denver, Colorado metropolitan area, which was applied to an estimated development pattern, supported by historical development patterns of certain master planned communities in the Denver, Colorado metropolitan area. This development pattern was then applied to projected future water tap fees which were estimated using historical water tap fees. Based on the weak new home construction market in the Denver metropolitan area, the Company updated its estimated discounted cash flow analysis as of February 28, 2009. Further details of this update can be found in Note 7 to the Company’s 2010 Annual Report on Form 10-K. The Company completed an update to its analysis of the fair value of the Tap Participation Fee as of August 31, 2010, at which time it determined that changes in the projected estimated discounted cash flows did not materially impact its February 28, 2009 fair value analysis. Based on a lack of material changes, no update was deemed necessary at May 31, 2011.
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
The Company imputes interest expense on the unpaid Tap Participation Fee using the effective interest method over the estimated development period utilized in the valuation of the liability. The Company imputed interest of approximately $969,000 and $2.9 million during the three and nine months ended May 31, 2011, respectively. The Company imputed interest of approximately $912,000 and $2.7 million during the three and nine months ended May 31, 2010, respectively.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011
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
In August 2005, the Company entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”). In fiscal 2006, the Company began recognizing water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the Company’s 2010 Annual Report on Form 10-K) constructed to provide service to the County. The Company recognized approximately $3,600 and $10,700 of water tap fee revenues during each of the three and nine months ended May 31, 2011 and 2010, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the CAA as further described in Note 5 below.
The Company recognized approximately $10,400 and $31,100 of “Special Facilities” (defined in the Company’s 2010 Annual Report on Form 10-K) funding as revenue during each of the three and nine months ended May 31, 2011 and 2010, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 4 to the financial statements contained in the Company’s 2010 Annual Report on Form 10-K.
As of May 31, 2011, the Company has deferred recognition of approximately $1.4 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.
Royalty and other obligations. Revenues from the sale of Export Water are shown net of royalties payable to the Land Board. Revenues from the sale of water on the “Lowry Range” (defined in Note 4 to the financial statements contained in the Company’s 2010 Annual Report on Form 10-K) are shown net of the royalties to the Land Board and the amounts retained by the Rangeview Metropolitan District (the “District”).
Oil and Gas Lease Bonus Payment. As further described in Note 3 below, on March 10, 2011, the Company entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”) a wholly-owned subsidiary of Anadarko Petroleum Company. Pursuant to the O&G Lease, during the three months ended May 31, 2011, the Company received bonus payments of approximately $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its Sky Ranch property. The Company began recognizing the bonus payments as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. During the three and nine months ended May 31, 2011, the Company recognized approximately $86,400 of income related to the O&G Lease.
As of May 31, 2011, the Company has deferred recognition of approximately $1,157,100 of income related to the O&G Lease.
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
MAY 31, 2011
Depletion and Depreciation of Water Assets. The Company depletes its water assets that are being utilized on the basis of units produced divided by the total volume of water adjudicated in the water decrees. Water systems are depreciated on a straight line basis over their estimated useful lives of up to thirty years.
Share-based Compensation. The Company maintains a stock option plan for the benefit of its employees and directors. The Company records share-based compensation costs as expense over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, at this time the granting and exercise of stock options has no impact on the income tax provisions.
The Company recognized approximately $25,300 and $69,300 of share-based compensation expense during the three and nine months ended May 31, 2011, respectively. The Company recognized approximately $13,600 and $55,900 of share-based compensation expense during the three and nine months ended May 31, 2010, respectively.
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
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At May 31, 2011, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and nine months ended May 31, 2011 or 2010.
Loss per Common Share. Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating approximately 280,100 and 250,100, common share equivalents as of May 31, 2011 and 2010, respectively, and approximately 1.9 million shares underlying the Convertible Note (defined in Note 3 below), prior to conversion, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.
Recently Issued Accounting Pronouncements. The Company continually assesses any new accounting pronouncements to determine their applicability. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, the Company has not determined whether implementation of such proposed standards would be material to the Company’s financial statements. New pronouncements assessed by the Company recently are discussed below:
In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance did not have a material effect on the Company’s financial statements.
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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011
In October 2009, the FASB issued ASU No. 2009-13 “Multiple-Deliverable Revenue Arrangements — a Consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”) which updates ASC Topic 605, “Revenue Recognition.” ASU 2009-13 provides another alternative for determining the selling price of deliverables and will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and could result in earlier revenue recognition. ASU 2009-13 was effective for the Company for revenue arrangements entered into or materially modified on or after October 1, 2010. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.
In June 2009, the FASB issued ASU 2009-17, “Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17, which amends ASC 810-10, “Consolidation", prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model. The new model identifies two primary characteristics of a controlling financial interest: (1) the interest provides a company with the power to direct significant activities of the VIE, and (2) the interest obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. ASU 2009-17 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. ASU 2009-17 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, which for the Company was September 1, 2010. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.
Reclassifications. Certain amounts in the May 31, 2010 financial statements have been reclassified to conform to the current presentation.
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
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had none of these instruments at May 31, 2011.
Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had one Level 2 asset at May 31, 2011, its marketable securities. The Company’s principal markets for these securities are the secondary institutional markets and valuations are based on observable market data in those markets.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at May 31, 2011, the Tap Participation Fee liability, which is described in greater detail in Note 1 above.
The Company maintains policies and procedures to value instruments using the best and most relevant data available.
The Company applied the new accounting guidance issued by the FASB for all non-financial assets and liabilities measured at fair value on a non-recurring basis at September 1, 2009. The Company’s non-financial assets measured at fair value on a non-recurring basis consist entirely of its investments in water and water systems and other long- lived assets. Since the Company performed its annual impairment analyses of its long-lived assets as of August 31, 2010, with no indicators of impairment, and since no impairment trigger event occurred during the first nine months of fiscal 2011, the adoption of the new FASB standard for non-financial assets and liabilities measured at fair value on a non-recurring basis did not have an impact on the Company’s financial position, results of operations or cash flows.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011
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
The following table provides information on the assets and liabilities measured at fair value as of May 31, 2011:

Fair Value Measurement Using:
Quoted Prices
			in Active	Significant
			Markets for	Other	Significant	Total
			Identical	Observable	Unobservable	Unrealized
		Cost / Other	Assets	Inputs	Inputs	Gains and
	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Marketable securities	$4,583,200	$4,588,400	$—	$4,583,200	$—	$(5,200)
Tap Participation Fee liability	$64,004,300	$64,004,300	$—	$—	$64,004,300	$—
Although not required, the Company deems the following table, which presents the changes in the Tap Participation Fee for the nine months ended May 31, 2011, to be helpful to the users of its financial statements:

	Fair Value Measurement using Significant Unobservable
	Inputs (Level 3)
			Discount - to be
			imputed as
	Gross Estimated	Tap Participation	interest expense
	Tap Participation	Fee Reported	in future
	Fee Liability	Liability	periods
Balance at August 31, 2010	$113,147,700	$61,141,300	$52,006,400
Total gains and losses (realized and unrealized):
Imputed interest recorded as “Other Expense”	—	2,863,000	(2,863,000)
Increase in estimated value (to be realized in future periods)	—	—	—
Purchases, sales, issuances, payments, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance at May 31, 2011	$113,147,700	$64,004,300	$49,143,400

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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011
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
NOTE 3 — INVESTMENTS IN WATER AND WATER SYSTEMS
The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 to the financial statements contained in the Company’s 2010 Annual Report on Form 10-K. With the exception of the Sky Ranch acquisition which is described below, there have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three and nine months ended May 31, 2011.
The Company’s water and water systems consist of the following approximate costs and accumulated depreciation and depletion as of May 31, 2011 and August 31, 2010:

	May 31, 2011		August 31, 2010
		Accumulated		Accumulated
		Depreciation		Depreciation
	Costs	and Depletion	Costs	and Depletion
Arkansas River Valley assets	$81,318,700	$(1,101,200)	$81,318,700	$(972,400)
Rangeview water supply	14,295,800	(6,300)	14,285,700	(6,000)
Paradise water supply	5,540,200	—	5,536,500	—
Sky Ranch water rights and other costs	3,915,200	(14,500)	100,000	—
Fairgrounds water and water system	2,899,900	(424,400)	2,899,900	(358,400)
Rangeview water system	167,700	(61,100)	167,700	(57,200)
Water supply — other	25,700	(12,700)	25,700	(8,900)

Totals	108,163,200	(1,620,200)	104,334,200	(1,402,900)

Net investments in water and water systems	$106,543,000		$102,931,300

Capitalized terms in this section not defined herein are defined in Note 4 to the financial statements contained in the Company’s 2010 Annual Report on Form 10-K.
Depletion and Depreciation. The Company recorded less than $100 and approximately $300 of depletion charges during each of the three and nine months ended May 31, 2011 and 2010, respectively. This related entirely to the use of the Rangeview Water Supply. No depletion is taken against the Arkansas River water, the Paradise Water Supply or Sky Ranch water because these assets have not been placed into service as of May 31, 2011. The Company recorded approximately $75,000 and $225,200 of depreciation expense during the three and nine months ended May 31, 2011, respectively. The Company recorded approximately $96,600 and $289,800 of depreciation expense during the three and nine months ended May 31, 2010, respectively.
Acquisition of Sky Ranch. Effective July 30, 2010, the Company entered into a Loan Sale and Assignment Agreement (the “Loan Sale Agreement”) with the Bank of America, N.A. (“BofA”), to acquire from BofA, loan instruments secured by approximately 940 acres of undeveloped land located in unincorporated Arapahoe County and known as Sky Ranch. The Company acquired the promissory note payable by Sky Ranch, LLC (a wholly owned subsidiary of Neumann Homes, Inc.) and the deed of trust granted by Sky Ranch, LLC to secure the promissory note from BofA for cash payments totaling $7.0 million. The Company made a $700,000 escrow payment to BofA on July 30, 2010 and paid the remaining $6.3 million of the purchase price on October 18, 2010. On October 26, 2010, the United States Bankruptcy Court, Northern District of Illinois, entered an order granting the Company’s motion requesting that title to the Sky Ranch property be deeded to the Company. Pursuant to the order, title to the Sky Ranch property was conveyed to the Company on November 2, 2010.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011
The property includes approximately 820 acre feet of water, 89 acre feet of which were previously purchased by the Company pursuant to agreements with the former developer.
Total consideration for the land and water included the approximately $7.0 million purchase price, plus direct costs and fees of approximately $554,100. The Company allocated the total acquisition cost to the land and water rights based on estimates of each asset’s respective fair value, as described in the table below. Because the total acquisition cost was less than the total estimated fair value of the assets acquired by the Company, the relative values assigned to the land and water have been ratably reduced (allocated values are detailed in the table below). The estimated fair value of the land and water rights were determined by internal analysis of estimated future cash flows from land and water rights sales and supplemented with an external appraisal of the land acquired.
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

Table Notes

1.	Includes approximately $71,000 of property taxes.

2.
The water rights value does not include the $100,000 of costs already capitalized on the Company’s balance sheet related to the 89 acre feet of water acquired from the prior owner of the land and not pursuant to the Loan Sale Agreement.

3.
The amounts recorded as costs of acquisition consist of professional fees and other related costs. Approximately $12,500 of the acquisition costs are unpaid as of May 31, 2011, and are therefore included in the accrued liabilities account at May 31, 2011.

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
Issuance and Conversion of the Convertible Note
The Company issued the $5.2 million Convertible Note to PAR on September 28, 2010. The Company’s shareholders authorized conversion of the Convertible Note at the January 11, 2011 annual shareholders’ meeting. Following the meeting, PAR surrendered the Convertible Note for conversion and the Company issued 1,982,099 unregistered shares of its common stock to PAR. From issuance until conversion, the Convertible Note accrued interest at a rate of 10% per annum. During the three and nine months ended May 31, 2011, the Company accrued approximately $0 and $151,700 of interest on the Convertible Note, respectively. The number of shares issued was based on the outstanding balance of approximately $5.35 million (principal and accrued interest) divided by a conversion rate of $2.70. Since the Convertible Note included a conversion feature that was a standard conversion feature not subject to change, the Company determined this was not an embedded derivative. Additionally, at the date of issuance, the market price of the Company’s common stock was less than the conversion price; therefore, the Company determined that the instrument did not contain a beneficial conversion feature. In conjunction with the Convertible Note, the Company granted PAR one demand right and piggyback rights to register the shares of common stock issuable upon conversion of the Convertible Note.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011
Sale of common stock pursuant to the shelf registration statement
On September 29, 2010, the Company sold 1,848,931 shares of its common stock for approximately $5.5 million or $3.00 per share. These shares were sold pursuant to a $10.0 million shelf registration statement (Registration Number 333-168160) filed with the SEC which became effective on July 28, 2010. The Company may issue up to an additional $4.45 million of its common stock pursuant to this shelf registration statement. Approximately 930,600 shares of common stock sold in this offering were sold to PAR, a related party, for approximately $2.8 million or $3.00 per share.
Oil and Gas Lease
As described in Note 1 above, on March 10, 2011, the Company entered into the O&G Lease and the Surface Use Agreement with Anadarko. In addition to the approximately $1,243,400 upfront fee, the Company will receive, as a royalty, 20% of the gross proceeds (less certain taxes) from the sale of any oil and gas produced from the Company’s property.
The O&G Lease has a term of three (3) years commencing on March 10, 2011, which can be extended by two (2) years at Anadarko’s sole discretion. If Anadarko wishes to extend the O&G Lease for an additional two (2) years, the Lease requires Anadarko to pay the Company another bonus payment equal to the initial bonus payment noted above.
Pursuant to the Surface Use Agreement, Anadarko can drill up to three wells on the Sky Ranch property covered under the O&G Lease. Additionally, the Company will receive $3,000 per acre that is permanently disturbed for use in the oil and gas exploration and production.
NOTE 4 — HP A&M PROMISSORY NOTES
Certain of the properties acquired from HP A&M are subject to outstanding promissory notes with principal and accrued interest totaling approximately $10.6 million at May 31, 2011 and $11.0 million at August 31, 2010. Additional information regarding these promissory notes, the circumstances under which the Company would be required to make payments pursuant to these notes and the accounting treatment of these notes are more fully described in Note 7 to the financial statements contained in the Company’s 2010 Annual Report on Form 10-K.
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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011
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
From time to time, the Company repurchases various portions of the CAA obligations in priority. The Company did not make any CAA acquisitions during the three and nine months ended May 31, 2011 or 2010.
As a result of the CAA acquisitions, and due to the sale of Export Water, as detailed in the table below, the total remaining potential third party obligation as of May 31, 2011 is approximately $3.5 million:

	Export Water	Initial Export	Total Potential	Paticipating
	Proceeds	Water Proceeds	Third party	Interests
	Received	to Pure Cycle	Obligation	Liability	Contingency
Original balances	$—	$218,500	$31,807,732	$11,090,630	$20,717,102
Activity from inception until August 31, 2010:
Acquisitions	—	28,077,500	(28,077,500)	(9,789,983)	(18,287,517)
Option payments — Sky Ranch and The Hills at Sky Ranch	110,400	(42,280)	(68,120)	(23,754)	(44,366)
Arapahoe County tap fees *	532,968	(373,078)	(159,890)	(55,754)	(104,136)
Export Water sale payments	60,584	(42,408)	(18,176)	(6,340)	(11,836)

Balance at August 31, 2010	703,952	27,838,234	3,484,046	1,214,799	2,269,247
Fiscal 2011 activity:
Export Water sale payments	11,016	(7,711)	(3,305)	(1,152)	(2,153)

Balance at May 31, 2011	$714,968	$27,830,523	$3,480,741	$1,213,647	$2,267,094

*	The Arapahoe County tap fees are less $34,522 in royalties paid to the Land Board.
The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first three payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive approximately $5.1 million of the first priority payout (the remaining balance of the first priority payout totals approximately $7.3 million as of May 31, 2011).

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011
NOTE 6 — SHAREHOLDERS’ EQUITY
The table below summarizes the significant changes in the Company’s equity accounts during the nine months ended May 31, 2011:

			Additional	Accumulated
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Capital	Income (loss)	Deficit
August 31, 2010 balance:	20,206,566	$67,360	$92,341,555	$(1,580)	$(49,947,769)
Sale of common stock, less fees and expenses of approximately $120,200	1,848,931	6,163	5,395,442	—	—

Issuance of restricted common stock upon conversion of Convertible Debt	1,982,099	6,607	5,345,060	—	—
Share-based compensation	—	—	69,300	—	—
Unrealized loss on investments	—	—	—	(3,658)	—
Net loss	—	—	—	—	(4,604,610)

May 31, 2011 balance:	24,037,596	$80,130	$103,151,357	$(5,238)	$(54,552,379)

Sale of common stock and issuance of common stock upon conversion of Convertible Note. See Note 3 above regarding the issuance of the common stock and the issuance of stock upon conversion of the Convertible Note, both done in connection with the Sky Ranch acquisition.
Equity Compensation Plan. The Company maintains the 2004 Incentive Plan (the “Equity Plan”), which was approved by stockholders in April 2004. Executives, eligible employees and non-employee directors are eligible to receive options and restricted stock grants pursuant to the Equity Plan. Pursuant to the Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices and vesting periods determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. As of May 31, 2011, the Company has 1,285,811 common shares that can be granted to eligible participants pursuant to the Equity Plan.
The Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model and to expense the fair value over the vesting period of the grant. For additional information on the Equity Plan, including a summary of the significant assumptions, refer to the Company’s Form 10-K for the year ended August 31, 2010.
The following table summarizes stock option activity for the Equity Plan for the nine months ended May 31, 2011:

			Weighted-
			Average	Approximate
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Instrinsic
	Options	Exercise Price	Term	Value
Oustanding at beginning of period	262,500	$6.26
Granted	17,500	$3.67
Exercised	—	$—
Forfeited or expired	—	$—

Outstanding at May 31, 2011	280,000	$6.10	6.2	$30,400

Options exercisable at May 31, 2011	214,500	$6.97	5.5	$16,500

The approximate aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2011
The following table summarizes the activity and value of non-vested options as of and for the nine months ended May 31, 2010:

		Weighted-
		Average Grant
	Number of	Date Fair
	Options	Value
Non-vested options oustanding at beginning of period	60,500	$2.67
Granted	17,500	3.11
Vested	(12,500)	2.49
Forfeited	—	—

Non-vested options outstanding at May 31, 2011	65,500	$2.82

The total fair value of options vested during the three and nine months ended May 31, 2011, was approximately $0 and $31,200. The total fair value of options vested during the three and nine months ended May 31, 2010, was approximately $0 and $36,300.
Stock-based compensation expense for the three and nine months ended May 31, 2011, was approximately $25,300 and $69,300, respectively. Stock-based compensation expense for the three and nine months ended May 31, 2010, was approximately $13,600 and $55,900, respectively.
At May 31, 2011, the Company has unrecognized expenses relating to non-vested options that are expected to vest totaling approximately $117,800. The weighted-average period over which these options are expected to vest is approximately two years. The Company has not recorded any excess tax benefits to additional paid in capital.
There were no options exercised during the three or nine months ended May 31, 2011.
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
MAY 31, 2011
Comprehensive Loss. In addition to net loss, comprehensive loss includes the unrecognized changes in the fair value of marketable securities that are classified as available-for-sale as noted in the following table:

	Three Months Ended		Nine Months Ended
	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Net loss	$(1,362,800)	$(1,333,400)	$(4,604,600)	$(4,126,400)
Unrealized gain (loss) on
marketable securities	(100)	200	(3,600)	(3,800)

Comprehensive loss	$(1,362,900)	$(1,333,200)	$(4,608,200)	$(4,130,200)

NOTE 7 — RELATED PARTY TRANSACTIONS
In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at May 31, 2011) and matures on December 31, 2011. The approximately $528,800 balance of the note receivable at May 31, 2011 includes borrowings of approximately $229,300 and accrued interest of approximately $299,500.
See also Note 3 above regarding the sale of common stock and the issuance and conversion of the Convertible Note to a related party.
NOTE 8 — SIGNIFICANT CUSTOMER
The Company had accounts receivable from one customer that accounted for approximately 81% and 82% of the Company’s trade receivables balances at May 31, 2011 and August 31, 2010, respectively. The Company earned revenues from the same customer that accounted for approximately 60% and 62% of the Company’s total revenues for the three and nine months ended May 31, 2011, respectively. The Company earned revenues from the same customer that accounted for approximately 58% and 63% of the Company’s total revenues for the three and nine months ended May 31, 2010, respectively. That customer was the Ridgeview Youth Services Center.
NOTE 9 — ACCRUED LIABILITIES
At May 31, 2011, the Company had accrued liabilities of approximately $92,200, of which approximately $52,500 was for costs associated with the Sky Ranch acquisition as well as accrued property taxes on the Sky Ranch property, approximately $33,600 was for professional fees with the remainder related to operating payables. At August 31, 2010, the Company had accrued liabilities of approximately $70,700, of which $65,000 was for professional fees with the remainder relating to operating payables.
NOTE 10 — SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

	Nine months ended:
	May 31, 2011	May 31, 2010

Issuance of shares of restricted common stock upon conversion of the Convertible Note — Related Party	$5,351,700	$—

*****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Forward-Looking Statements
Statements that are not historical facts contained in this Quarterly Report on Form 10-Q are forward looking statements that involve risk and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation: the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability; population growth; employment rates; general economic conditions; the market price of water; changes in customer consumption patterns; changes in applicable statutory and regulatory requirements; uncertainties in the estimation of water available under decrees; costs of delivery of water and treatment of wastewater; uncertainties in the estimation of costs of construction projects; the strength and financial resources of our competitors; our ability to find and retain skilled personnel; climatic and weather conditions, including flood and droughts; labor relations; availability and cost of material and equipment; delays in anticipated permit and construction dates; environmental risks and regulations; our ability to raise capital; our ability to negotiate contracts with new customers; and uncertainties in water court rulings.
Overview
The following sections focus on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:
•	Revenue generated from providing wholesale water and wastewater services;
•	Expenses associated with developing our water assets; and
•	Cash available to continue development of our water rights and service agreements.
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
Our Business
We are a Colorado corporation that provides wholesale water and wastewater services to our customers which are local governmental entities that provide water and wastewater services to their end-use customers located in the greater Denver, Colorado metropolitan area. Services we provide include designing, constructing, operating and maintaining wholesale water and wastewater systems using our balanced water portfolio consisting of surface water and groundwater supplies, surface water storage, aquifer storage, and reclaimed water supplies. We generate cash flows and revenues from our wholesale operations by (i) selling taps (connections) to our systems and/or (ii) charging monthly service fees and consumption charges based on metered deliveries.

Results of operations
Executive Summary
The results of our operations for the three months ended May 31, 2011 and 2010 are as follows:

Summary Table 1
	Three Months Ended:		Change
	May 31, 2011	May 31, 2010	$	%
Millions of gallons of water delivered	6.4	5.6	0.8	14%
Water revenues generated	$32,000	$27,300	$4,700	17%
Operating costs to deliver water (excluding depreciation and depletion)	$11,400	$7,800	$3,600	46%
Water delivery gross margin %	64%	71%

Wastewater treatment revenues	$17,700	$16,700	$1,000	6%
Operating costs to treat wastewater	$4,900	$5,800	$(900)	-16%
Wastewater treatment gross margin %	72%	65%

General and administrative expenses	$481,200	$387,300	$93,900	24%

Net losses	$1,362,800	$1,333,400	$29,400	2%
The results of our operations for the nine months ended May 31, 2011 and 2010 are as follows:

Summary Table 2
	Nine Months Ended:		Change
	May 31, 2011	May 31, 2010	$	%
Millions of gallons of water delivered	17.5	13.7	3.8	28%
Water revenues generated	$93,600	$76,700	$16,900	22%
Operating costs to deliver water (excluding depreciation and depletion)	$33,100	$33,200	$(100)	0%
Water delivery gross margin %	65%	57%

Wastewater treatment revenues	$53,200	$50,200	$3,000	6%
Operating costs to treat wastewater	$14,300	$16,200	$(1,900)	-12%
Wastewater treatment gross margin %	73%	68%

General and administrative expenses	$1,669,800	$1,327,500	$342,300	26%

Net losses	$4,604,600	$4,126,400	$478,200	12%
Wholesale Water and Wastewater Usage Revenues
Water service charges include a base monthly fee and a usage fee which is based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established based on the average of three surrounding water providers.
Wastewater customers are charged flat monthly fees based on their number of tap connections.
Water deliveries increased approximately 14% and 28% during the three and nine months ended May 31, 2011 compared to the three and nine months ended May 31, 2010, respectively. This was mainly a result of the Denver metropolitan area experiencing less precipitation during the start of fiscal 2011 compared to 2010 which resulted in more water being used for irrigation purposes. Water revenues increased 17% and 22% during the three and nine months ended May 31, 2011 compared to the three and nine months ended May 31, 2010, respectively. This was mainly a result of increased usage and increases in water usage fees effective July 1, 2010. The water delivery gross margin decreased 7% during the three months ended May 31, 2011, compared to the three months ended May 31, 2010. The water delivery gross margin increased 8% during the nine months ended May 31, 2011, compared to the nine months ended May 31, 2010. Changes in the gross margins were due to timing of quality testing procedures as well as continued cost cutting efforts during the non-irrigation season.

Wastewater fees increased approximately 6% during each of the three and nine month periods ended May 31, 2011 compared to the three and nine month periods ended May 31, 2010, which is a result of increased monthly fees effectively July 1, 2010. The wastewater gross margin increased 7% during the three months ended May 31, 2011, compared to the three months ended May 31, 2010. The wastewater gross margin increased 5% during the nine months ended May 31, 2011, compared to the nine months ended May 31, 2010. These increases were due mainly to increased fees but also due to decreased testing fees during fiscal 2011.
Tap Fees
In August 2005, we entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”). In fiscal 2006, we began recognizing water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in our 2010 Annual Report on Form 10-K) constructed to provide service to the County. We recognized approximately $3,600 and $10,700 of water tap fee revenues during each of the three and nine months ended May 31, 2011 and 2010, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the “CAA” as further described in Note 5 to the accompanying financial statements.
We recognized approximately $10,400 and $31,100 of “Special Facilities” (defined in the our 2010 Annual Report on Form 10-K) funding as revenue during each of the three and nine months ended May 31, 2011 and 2010, respectively. This is the ratable portion of the “Special Facilities” funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 4 to the financial statements contained in our 2010 Annual Report on Form 10-K.
As of May 31, 2011, we have deferred recognition of approximately $1.4 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.
General and Administrative and Other Expenses
General and administrative (“G&A”) expenses for the three and nine months ended May 31, 2011 and 2010, were impacted by share-based compensation expenses as follows (amounts are approximate):

Table 2 - G&A Expenses
	Three Months Ended:		Change
	May 31, 2011	May 31, 2010	$	%
G&A expenses as reported	$(481,200)	$(387,300)	$(93,900)	24%
Share-based compensation expenses	25,300	13,600	11,700	86%

G&A expenses less share-based compensation expenses	$(455,900)	$(373,700)	$(82,200)	22%

Table 2a - G&A Expenses
	Nine Months Ended:		Change
	May 31, 2011	May 31, 2010	$	%
G&A expenses as reported	$(1,669,800)	$(1,327,500)	$(342,300)	26%
Share-based compensation expenses	69,300	55,900	13,400	24%

G&A expenses less share-based compensation expenses	$(1,600,500)	$(1,271,600)	$(328,900)	26%

G&A expenses as reported increased approximately 24% during the three months ended May 31, 2011, as compared to the three months ended May 31, 2010. G&A expenses as reported increased approximately 26% during the nine months ended May 31, 2011, as compared to the nine months ended May 31, 2010. G&A expenses, excluding share-based compensation expenses, increased approximately 22% during the three months ended May 31, 2011, as compared to the three months ended May 31, 2010. G&A expenses, excluding share-based compensation expenses, increased approximately 26% during the nine months ended May 31, 2011, as compared to the nine months ended May 31, 2010. The increases are mainly due to $180,000 of bonuses paid in fiscal 2011, increases in professional fees and the accrual of property taxes on Sky Ranch (refer to Note 3 to the accompanying financial statements regarding the acquisition of Sky Ranch). The significant components of our G&A expenses for the three and nine months ended May 31, 2011 and 2010 are as follows:

Table 3 - Signficant Balances in G&A
	Three Months Ended:		Change
	May 31, 2011	May 31, 2010	$	%
Salary and salary related expenses:
Including share-based compensation	$154,300	$146,700	$7,600	5%
Excluding share-based compensation	$129,100	$133,100	$(4,000)	-3%
FLCC water assessment fees	$84,400	$83,800	$600	1%
Professional fees	$81,300	$58,300	$23,000	39%
Public entity related expenses	$32,700	$11,000	$21,700	197%
Directors fees (including insurance)	$11,400	$13,700	$(2,300)	-17%

Table 3a - Signficant Balances in G&A
	Nine Months Ended:		Change
	May 31, 2011	May 31, 2010	$	%
Salary and salary related expenses:
Including share-based compensation	$653,900	$438,800	$215,100	49%
Excluding share-based compensation	$584,600	$383,000	$201,600	53%
FLCC water assessment fees	$255,300	$271,400	$(16,100)	-6%
Professional fees	$264,300	$144,300	$120,000	83%
Directors fees (including insurance)	$120,100	$106,100	$14,000	13%
Public entity related expenses	$80,600	$58,700	$21,900	37%
Salary and salary related expenses including share-based compensation increased 5% and 49% during the three and nine months ended May 31, 2011, compared to the three and nine months ended May 31, 2010, respectively. The increase is primarily due to the payment of $180,000 of bonuses to company employees and management as a result of the successful acquisition of Sky Ranch and the successful completion of the stock offering and issuance and conversion of the Convertible Negotiable Promissory Note (the “Convertible Note”) (see Note 3 to the accompanying financial statements). The increase is also a result of the addition of a farm manager to our payroll on January 1, 2010. Pursuant to the agreement with High Plains A&M, LLC (“HP A&M”) as described in Note 4 to the financial statements included with the 2010 Annual Report on Form 10-K, we pay 50% of the farm manager’s salary and HP A&M pays the other 50%. Prior to January 1, 2010 our portion of his salary was included with the farm management expenses, which is also a component of G&A expense. It is now included in our salary account because effective January 1, 2010, the farm manager became an employee of Pure Cycle and HP A&M now reimburses us 50% of his salary.
The Fort Lyon Canal Company (“FLCC” — defined in Note 4 to the financial statements for the 2010 Annual Report on Form 10-K) water assessment fees are the fees we pay for our share of the maintenance of the Fort Lyon Canal in the Arkansas River Valley. The fees are approved by the shareholders of the FLCC and changes during the years presented are a result of approved fee changes by the FLCC shareholders. As of May 31, 2011, we hold approximately 26% of the voting shares of the FLCC. The decrease during the nine months ended May 31, 2011, is a result of the FLCC acquiring additional water in 2010 which was passed through to the FLCC shareholders in 2010 via a special assessment.
Professional fees (legal and accounting) increased 39% and 83% during the three and nine months ended May 31, 2011, compared to the three and nine months ended May 31, 2010, respectively. The increases are mainly due to additional legal and consulting fees related to our water rights at the Lowry Range, a 26,000 acre property owned by the Land Board located approximately 15 miles southeast of Denver (the “Lowry Range”) and the potential development at the Lowry Range, as well as costs related to the acquisition of Sky Ranch which were not capitalized.

Costs associated with being a publicly traded entity increased 197% and 37% during the three and nine months ended May 31, 2011, compared to the three and nine months ended May 31, 2010, respectively. The increases were primarily due to additional filings and press releases issued related to Sky Ranch and the related financing as well as additional fees paid to NASDAQ as a result of the additional shares outstanding.
Costs associated with corporate governance (mainly directors fees and insurance) decreased 17% and increased 13% during the three and nine months ended May 31, 2011, compared to the three and nine months ended May 31, 2010, respectively. The increase in the nine months ended May 31, 2011, is due mainly to additional meetings of our board of directors held to evaluate the Sky Ranch acquisition. The decrease in the three months ended May 31, 2011, amount is due to a decrease in the number of board meetings held following the completion of the acquisition.
Other income and Expense Items
Significant items included in other income/expense for the three months ended May 31, 2011 and 2010 included:

Table 4 - Other Items
	Three Months Ended:		Change
	May 31, 2011	May 31, 2010	$	%
Other expense items:
Depreciation and depletion expense	$75,100	$96,700	$(21,600)	-22%
Imputed interest expense	$969,000	$912,000	$57,000	6%

Other income items:
Oil and gas lease payments	$95,600	$—	$95,600	100%
Interest income	$14,500	$18,200	$(3,700)	-20%
Significant items included in other income/expense for the nine months ended May 31, 2011 and 2010 included:

Table 4a - Other Items
	Nine Months Ended:		Change
	May 31, 2011	May 31, 2010	$	%
Other expense items:
Depreciation and depletion expense	$225,500	$290,200	$(64,700)	-22%
Imputed interest expense	$2,863,000	$2,694,000	$169,000	6%
Interest expense on Convertible Note	$151,700	$—	$151,700	100%

Other income items:
Oil and gas lease payments	$95,600	$—	$95,600	100%
Interest income	$41,600	$55,400	$(13,800)	-25%
Depreciation and depletion decreased 22% during both the three and nine months ended May 31, 2011, compared to the three and nine months ended May 31, 2010. The decrease was entirely due to the Arkansas River water acquisition costs being fully depreciated during a prior period.
Imputed interest expense represents the expensed portion of the difference between the relative fair value of the Tap Participation Fee (as defined in Note 1 to the accompanying financial statements) liability payable to HP A&M and the net present value of the liability recognized under the effective interest method. Recognition of interest under the method is the reason for the 6% increase during both the three and nine months ended May 31, 2011.
Interest was expensed on the Convertible Note (as defined in Note 3 to the accompanying financial statements) during the nine months ended May 31, 2011, which bore simple interest at 10% per annum. This will not be a recurring expense item for the remainder of fiscal 2011, because as discussed in Note 3 to the accompanying financial statements, we issued approximately 1.9 million unregistered shares of common stock upon conversion of the Convertible Note on January 11, 2011.

The $95,600 of oil and gas lease payments are due to the March 10, 2011, signing of the Paid-Up Oil and Gas Lease (the “O&G Lease”) and Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”), a wholly-owned subsidiary of Anadarko Petroleum Company. During the three months ended May 31, 2011, we received bonus payments of approximately $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its Sky Ranch property. The oil and gas rights under the remaining approximately 304 acres at Sky Ranch are already owned by Anadarko. We have deferred recognition of the bonus payments and beginning March 10, 2011, we began recognizing the bonus payments to income over the initial three year term of the O&G Lease. During both the three and nine months ended May 31, 2011, we recognized approximately $86,400 of other income related to the O&G Lease. We also received approximately $9,300 from Anadarko pursuant to the Surface Use Agreement. As of May 31, 2011, we have deferred recognition of approximately $1,157,100 of income related to the O&G Lease.
Interest income represents interest earned on the temporary investment of capital in cash equivalents or available-for-sale securities, interest accrued on the note payable by the Rangeview Metropolitan District (the “District”) and interest accrued on the Special Facilities construction proceeds receivable from the County. The decreases of 20% and 25% during the three and nine months ended May 31, 2011, compared to the three and nine months ended May 31, 2010, are due to a significant decline in interest rates as a result of the recessionary economy and decreasing levels of cash investments. In addition, the continued payments from the County reduce the outstanding balance due, which results in lower effective interest income being recognized on the remaining payments.
Acquisition of Sky Ranch
As described in Note 3 to the accompanying financial statements, during the nine months ended May 31, 2011, we acquired approximately 940 acres of undeveloped land located in unincorporated Arapahoe County known as Sky Ranch. We acquired the land and water rights for payments totaling approximately $7.0 million, with acquisition costs totaling approximately $554,100. The identifiable assets that we acquired included the undeveloped land, which is zoned for residential and commercial development, and approximately 820 acre feet of water, 89 acre feet of which we previously purchased pursuant to agreements with the former developer. Consideration for the land and water and the costs of the acquisition were paid in cash which was raised through sale of common shares pursuant to an effective shelf registration statement and the issuance of the Convertible Note. Both financing transactions are described below and in Note 3 to the accompanying financial statements.
Issuance and conversion of the Convertible Note
We issued the $5.2 million Convertible Note to PAR on September 28, 2010. Our shareholders authorized conversion of the Convertible Note at the January 11, 2011 annual shareholders’ meeting. Following the meeting, PAR surrendered the Convertible Note for conversion and we issued 1,982,099 unregistered shares of our common stock to PAR. From issuance until conversion, the Convertible Note accrued interest at a rate of 10% per annum. During the three and nine months ended May 31, 2011, we accrued approximately $60,700 and $151,700 of interest on the Convertible Note, respectively. The number of unregistered shares issued was based on the outstanding balance of approximately $5.35 million (principal and accrued interest) divided by a conversion rate of $2.70.
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
Oil and Gas Lease with Anadarko
As noted above, on March 10, 2011, we entered into the O&G Lease with Anadarko. The O&G Lease has a term of three (3) years commencing on March 10, 2011, which can be extended by two (2) years at Anadarko’s sole discretion. If Anadarko wishes to extend the lease for an additional two (2) years, Anadarko would be required to pay us another bonus payment equal to the initial bonus payment noted above.
In addition to the upfront fee we received as described above, we will receive, as a royalty, 20% of the gross proceeds (less certain taxes) from the sale of any oil and gas produced from our Sky Ranch property.

Pursuant to the Surface Use Agreement, Anadarko is restricted to drilling three wells on our Sky Ranch property which will minimize the oil and gas exploration and extraction footprint when we are ready to develop the Sky Ranch Property.
Liquidity, capital resources and financial position
At May 31, 2011, our working capital, defined as current assets less current liabilities, was approximately $4.8 million. As of May 31, 2011, we had approximately $5.1 million of cash, cash equivalents and marketable securities. As of the date of the filing of this quarterly report on Form 10-Q, we have an effective shelf registration statement pursuant to which we may elect to sell up to another $4.45 million of stock at any time and from time to time. We believe that as of the date of the filing of this quarterly report on Form 10-Q and as of May 31, 2011, we have sufficient working capital to fund our operations for the next fiscal year.
Pursuant to the Asset Purchase Agreement dated May 10, 2006 (the “Arkansas River Agreement”), we agreed to pay HP A&M 10% of the tap fees we receive from the next 40,000 water taps we sell from and after the date of the Arkansas River Agreement. As of May 31, 2011, we have estimated the value of the Tap Participation Fee at approximately $64.0 million based on a discounted cash flow valuation analysis, which was originally prepared at August 31, 2006, and was updated as of November 30, 2007, and February 28, 2009. See Note 7 to the financial statements contained in the 2010 Annual Report on Form 10-K for the impact of the revaluation. The actual amount to be paid will inevitably differ from our estimates. Tap participation payments are not payable to HP A&M until we receive water tap fee payments. We did not sell any taps during the three and nine months ended May 31, 2011 or 2010. As of May 31, 2011, there are 38,937 taps that remain subject to the Tap Participation Fee.
FLCC water assessment fees are payable to the FLCC each calendar year. In December 2010, the board and shareholders of the FLCC voted to keep the calendar 2011 assessments at $15.50 per share.
Pursuant to agreements we entered into with HP A&M, described in greater detail in Note 7 to the financial statements contained in the 2010 Annual Report on Form 10-K, our farm leases are being managed by HP A&M through August 30, 2011 (which must be extended until the earlier of 60 days after the date the HP A&M pays certain outstanding promissory notes (described below in the Obligations Payable by HP A&M section) or September 23, 2014 under circumstances defined in the Arkansas River Agreement). After that date the management services agreement may be extended by the mutual agreement of us and HP A&M or we may assume management of the farms. Pursuant to the management services agreement, while HP A&M is managing the farm leases, HP A&M is responsible for all expenses associated with maintaining the leases with the exception of the water assessment fees paid to the FLCC, which fees are borne by us. As compensation for their management responsibilities, HP A&M retains all lease and certain other non-crop income associated with the farms and the water used thereon.
Summary Cash Flows Table

Table 5 - Summary Cash Flows Table
	Nine Months Ended:		Change
	May 31, 2011	May 31, 2010	$	%
Cash (used) provided by:
Operating acitivites	$(151,200)	$(1,193,300)	$1,042,100	-87%
Investing activities	$(9,972,200)	$956,200	$(10,928,400)	-1143%
Financing activities	$10,653,100	$59,400	$10,593,700	17835%
Changes in Operating Activities
Operating activities include revenues we receive from the sale of water and wastewater services to our customers, costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.
Cash used by operations decreased approximately 87% during the nine months ended May 31, 2011, mainly as a result of the receipt of approximately $1.3 million from Anadarko pursuant to the O&G Lease, increased revenues due to increased water usage and increased water and wastewater usage fees, which were offset partially by higher G&A expenses due to employee bonuses.
We will continue to provide domestic water and wastewater service to customers in our service area and we will continue to operate and maintain our water and wastewater systems with our own employees.

Changes in Investing Activities
We continue to incur legal and engineering fees associated with our water rights, and we continue to pay the right-of-way permit fees to the Department of Interior Bureau of Land Management and legal and engineering costs for our Paradise Water Supply (defined in Note 4 to the financial statements contained in our 2010 Annual Report on Form 10-K).
Investing activities during the nine months ended May 31, 2011, consisted of the use of approximately $6.8 million for the acquisition of Sky Ranch (approximately $12,000 of costs are accrued but unpaid at May 31, 2011), and we invested approximately $5.6 million into certificates of deposit which was offset partially by the sale or maturity of approximately $2.5 million of certificates of deposit.
Changes in Financing Activities
Financing activities for the nine months ended May 31, 2011 consisted mainly of the issuance of the $5.2 million Convertible Note, the sale of approximately $5.4 million of common stock (net of issuance costs) and the receipt of approximately $54,800 from the County related to the County Agreement.
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
Revenue Recognition
Our revenues consist mainly of tap fees and monthly service fees. As further described in Note 2 to the accompanying financial statements, proceeds from tap sales are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. When we construct the infrastructure to be owned by the customer, we recognize tap fees pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the three and nine months ended May 31, 2011 or 2010.
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
We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. We have no assets to be disposed of at May 31, 2011.
Our Front Range and Arkansas River Water Rights
We determine the undiscounted cash flows for our Denver based assets and the Arkansas River assets (defined below in the Tap Participation Fee section)by estimating tap sales to potential new developments in our service area and to communities along the eastern slope of the Rocky Mountains in Colorado, in the area extending essentially from Ft. Collins on the north to Colorado Springs on the south, generally referred to as the “Front Range,” using estimated future tap fees, less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs, inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2010, and determined that our Rangeview Water Supply (defined in Note 4 to the financial statements contained in our 2010 Annual Report on Form 10-K) and Arkansas River water assets were not impaired and their costs were deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g. Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. We estimate that we have the ability to provide wholesale water service to approximately 180,000 Single Family Equivalents (“SFE’s”) using our combined Rangeview Water Supply and Arkansas River water assets which have a carrying value of approximately $104.7 million as of May 31, 2011. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $22,500 and estimated gross margins, we estimate that we would need to sell the following number of new water connections to recover the costs of our Rangeview Water Supply and our Arkansas River water assets:
•	At current tap fees: we estimate we would need to add approximately 8,600 new wholesale water connections, requiring approximately 5.1% of our water portfolio
•	If tap fees increase 5.0%: we estimate we would need to add approximately 8,200 new wholesale water connections, requiring approximately 4.8% of our water portfolio
•	If tap fees decrease 5%: we estimate we would need to add approximately 9,100 new wholesale water connections, requiring approximately 5.4% of our portfolio.
Although changes in the housing market throughout the Front Range have delayed our estimated tap sale projections, these changes do not alter our water ownership, nor our service obligations to existing properties or the number of SFE’s we can service.
Our Paradise Water Rights
Every six years the Paradise Water Supply is subject to a finding of reasonable diligence review by the water court and the State Engineer. For a favorable finding we must demonstrate that we are diligently pursuing the development of the water rights. If we do not receive a favorable finding of reasonable diligence, our right to the Paradise Water Supply would be lost and we would be required to impair the Paradise Water Supply asset. The most recent diligence review was started in our fiscal 2005 and was completed in 2008, but not without objectors and not without us having to agree to certain stipulations to remove the objections. In order to continue to maintain the Paradise water right, during the six year period from 2008 to 2014 we must (i) select an alternative reservoir site; (ii) file an application in water court to change the place of storage; (iii) identify specific end users and place(s) of use of the water; and (iv) identify specific source(s) of the water rights for use.

For our Paradise Water Supply, we determined the undiscounted cash flows by estimating the proceeds we could derive from the leasing of the water rights to commercial, industrial, and agricultural users along the western slope of Colorado, and based on the impairment analysis we completed at August 31, 2010, we believe at May 31, 2011, the Paradise Water Supply is not impaired and the costs are deemed recoverable.
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
Obligations Payable by HP A&M
60 of the 80 properties we acquired pursuant to the Arkansas River Agreement are subject to outstanding promissory notes with principal and accrued interest totaling approximately $10.6 million and $11.0 million at May 31, 2011 and August 31, 2010, respectively. These notes are secured by deeds of trust on the properties. We did not assume any of these promissory notes and are not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. However, in the event of default by HP A&M, we may make payments on any or all of the notes and cure any or all defaults. If we do not cure the defaults, we will lose the properties securing the defaulted notes and the water rights associated with said properties. If HP A&M defaults on any of the promissory notes, we can foreclose on a defined amount of Pure Cycle common stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Although the likelihood of HP A&M defaulting on the notes is deemed remote, which is the primary reason these notes are not reflected on our balance sheet, we continue to monitor the status of the notes for any indications of default. We are not aware of any defaults by HP A&M as of May 31, 2011.
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
Interest Rates
The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of May 31, 2011, the majority of our capital is invested in certificates of deposit with stated maturities and locked interest rates and, therefore, is not subject to interest rate fluctuations. We have no investments denominated in foreign country currencies and, therefore, our investments are not subject to foreign currency exchange risk.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed or submitted to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of May 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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

July 8, 2011