Form 10-K
period 2011-08-31
PURE CYCLE CORP
filed 2011-11-14
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-8814
PURE CYCLE CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0705083

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1490 Lafayette St, Suite 203, Denver, CO 80218	(303) 292-3456

(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock 1/3 of $.01 par value	The NASDAQ Stock Market, LLC

(Title of each class)	(Name of each exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $57,182,000
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: November 12, 2011: 24,037,596
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement for the 2012 annual meeting of shareholders, which will be filed with the SEC within 120 days of the close of the fiscal year ended August 31, 2011.

“SAFE HARBOR” STATEMENT UNDER THE UNITED STATES PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995
Statements that are not historical facts contained in this Annual Report on Form 10-K, or incorporated by reference into this Form 10-K, are forward-looking statements that involve risk and uncertainties that could cause actual results to differ materially from projected results. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Forward-looking statements include statements relating to, among other things:
•	plans for the use of our water assets and reservoir sites;
•
development plans for our Arkansas River water, our “Rangeview Water Supply,” the “Lowry Range” and “Sky Ranch,” including the number of acre feet that may be available, the number of “SFE’s” that may be served and the timing, costs and funding of such development;

•	anticipated revenues from full development of our Sky Ranch property;
•	the anticipated market for our “Paradise Water Supply;”
•	market demand for water for drilling and “fracking” oil and gas wells and our plans to provide water for such drilling;
•	anticipated timing and amount of, and sources of funding for, capital expenditures to increase production capacities, comply with water, environmental and other regulations and fund operations;
•	the ability of our deep water well enhancement tool and process to increase efficiency of wells and our plans to market that product to area water providers;
•	our ability to assist “Front Range,” Colorado, water providers in meeting current and future water needs;
•	development plans for and design capabilities of our water and wastewater systems and our ability to reduce the amount of up-front construction costs;
•	hiring additional personnel for our operations;
•
regional cooperation among area water providers in the development of new water supplies and water storage, transmission and distribution systems as the most cost-effective way to expand and enhance service capacities;

•	estimated population increases in the Denver metropolitan area and the South Platte River basin;
•	anticipated increases in residential and commercial demand for water services;
•	use of raw and reclaimed water for outdoor irrigation;
•	the impact of water quality, solid waste disposal and environmental regulations on our financial condition and results of operations;
•	the impact of the downturn in the homebuilding and credit markets on our business and financial condition;
•	environmental clean-up at the Lowry Range by the U.S. Army Corps of Engineers;
•	the adequacy of the provisions in the “Lease” for the Lowry Range to cover present and future circumstances;
•	potential opposition to, and anticipated requirements of, the water court in connection with a change of use application for our Arkansas River water;
•	factors that may impact labor and material costs;
•	the recoverability of construction costs from rates;
•	our belief that we are not a public utility under Colorado law;
•	the location of the Paradise Water Supply storage facility;
•	our ability to comply with permit requirements and the cost of such compliance;
•	costs to treat contaminated water;
•	the use of retained earnings to expand and develop our business;
•	the impact of individual housing and economic cycles on the number of connections we can serve with our water;
•	the number of new water connections needed to recover the costs of our Rangeview Water Supply and Arkansas River water assets;
•	satisfaction of the diligence requirements to maintain our Paradise water rights;
•	recoverability of the costs of our Paradise Water Supply assets;
•	increases in future water tap fees;

•	the amount of the “Tap Participation Fee” liability;
•	the existence and likelihood of a default by “HP A&M” on its promissory notes;
•	the sufficiency of our working capital and financing sources to fund our operations;
•	intent not to hold marketable securities until maturity;
•	impairments in carrying amounts of long-lived assets;
•	changes in unrecognized tax positions;
•	forfeitures of option grants and vesting of non-vested options;
•	the impact of new accounting pronouncements; and
•	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting.
Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation:
•	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability;
•	population growth;
•	employment rates;
•	general economic conditions;
•	the market price of water;
•	changes in customer consumption patterns;
•	changes in applicable statutory and regulatory requirements;
•	changes in governmental policies and procedures;
•	uncertainties in the estimation of water available under decrees,
•	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
•	uncertainties in the estimation of the service life of our systems;
•	uncertainties in the estimation of costs of construction projects;
•	the strength and financial resources of our competitors;
•	our ability to find and retain skilled personnel;
•	climatic and weather conditions, including floods, droughts and freezing conditions;
•	labor relations;
•	availability and cost of labor, material and equipment;
•	delays in anticipated permit and construction dates;
•	environmental risks and regulations;
•	our ability to raise capital;
•	our ability to negotiate contracts with new customers; and
•	uncertainties in water court rulings.
These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us, including the factors described under “Risk Factors” in this Annual Report on Form 10-K. “Risk Factors” contains additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements. Except for our ongoing obligations to disclose certain information under the federal securities laws, we undertake no obligation, and disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by this cautionary statement.

PART I
Item 1 — Business
Summary
Pure Cycle is an investor-owned Colorado corporation that provides wholesale water and wastewater services. These services include water production, storage, treatment, bulk transmission to retail distribution systems, wastewater collection and treatment, irrigation water treatment and transmission, construction management, billing and collection and emergency response. We provide these services to our wholesale customers, which are typically local governmental entities that provide water and wastewater services to their end-use customers located in the greater Denver, Colorado metropolitan area.
We are vertically integrated, which means we own all assets necessary to provide wholesale water and wastewater services to our customers. This includes owning (i) water rights which we use to provide domestic and irrigation water to our wholesale customers (we own surface water, groundwater, reclaimed water rights and storage rights), (ii) infrastructure (such as wells, diversion structures, pipelines, reservoirs and treatment facilities) required to withdraw, treat, store and deliver water, (iii) infrastructure required to collect, treat, store and reuse wastewater, and (iv) infrastructure required to treat and deliver reclaimed water for irrigation use.
We currently provide wholesale water service predominately to two local governmental entity customers. Our largest customer is the Rangeview Metropolitan District (the “District”), a quasi-municipal political subdivision of the State of Colorado which is described further below. We provide service to the District and its end-use customers pursuant to “The Rangeview Water Agreements” (defined below) between us and the District for the provision of wholesale water service to the District for use in the District’s service area. Through our governmental entity wholesale customers, we serve 258 Single Family Equivalent (“SFE”) (as defined below) water connections and 157 SFE wastewater connections located in southeastern metropolitan Denver.
We plan to utilize our significant water assets along with our adjudicated reservoir sites, which are described in the Our Water Assets section below, to provide wholesale water and wastewater services to local governmental entities which in turn will provide residential/commercial water and wastewater services to communities along the eastern slope of Colorado, in the area extending essentially from Ft. Collins on the north to Colorado Springs on the south which is generally referred to as the “Front Range.” Principally we are targeting the “I-70 corridor” which is located east of downtown Denver and south of the Denver International Airport. This area is predominately undeveloped and is expected to experience substantial growth over the next 30 years.
In addition to water assets, we also own 17,500 acres of land currently being used for agricultural purposes in southeastern Colorado and we own 931 acres of land in the I-70 corridor east of Denver, Colorado that we plan to develop. These land interests are described in the Arkansas River Water and Land and Sky Ranch sections of the Our Water Assets section below.
Pure Cycle Corporation was incorporated in Delaware in 1976 and reincorporated in Colorado in 2008.
Glossary of terms
The following terms are commonly used in the water industry and are used throughout our annual report:
•
Acre foot — approximately 326,000 gallons of water, or enough water to cover an acre of ground with one foot of water. For some instances herein, as context dictates, the term acre feet is used to designate an annual decreed amount of water available during a typical year.

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
•
Single Family Equivalent unit (“SFE”) — One SFE is a customer — whether residential, commercial or industrial — that imparts a demand on our water or wastewater systems similar to the demand of a family of four persons living in a single family house on a standard sized lot. One SFE is assumed to have a water demand of approximately 0.4 acre feet per year and to contribute wastewater flows of approximately 300 gallons per day.

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

•	Surface Water — water collecting on the ground or in a stream, river, lake, sea or ocean.
•	Tributary Groundwater — all water located in an aquifer that is hydrologically connected to a natural stream and is not considered non-tributary or not non-tributary.
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
The $106.5 million of capitalized water costs on our balance sheet represents the costs of the water rights we own and the related infrastructure developed to provide wholesale water and wastewater services. Each of these assets is explained in detail below. The illustration below indicates the approximate location of each of our assets.

The map below indicates the location of our Denver area assets.
Rangeview Water Supply and the Lowry Range
Our Rangeview Water
We own or control a total of approximately 3,300 acre feet of tributary surface water, 25,050 acre feet of nontributary and not-nontributary groundwater rights, and approximately 26,000 acre feet of adjudicated reservoir sites that we refer to as our “Rangeview Water Supply.” This water is located at the “Lowry Range,” which is owned by State Board of Land Commissioners (the “Land Board”) and is described below.
Of the 25,050 acre feet of Lowry Range groundwater, we own approximately 11,650 acre feet of non-tributary and not non-tributary groundwater which we can “export” from the Lowry Range to supply water to nearby communities (this portion of the Rangeview Water Supply is referred to as our “Export Water”). We also have the right to convert up to 1,650 acre feet of the Export groundwater to a similar amount of surface water for use off the Lowry Range. We hold the exclusive right to develop and deliver through 2081 the remaining 13,400 acre feet of groundwater, along with the balance of the surface water, for use on the Lowry Range.
We acquired our Rangeview Water Supply in April 1996 pursuant to the following agreements:
(i)	The 1996 Amended and Restated Lease Agreement (the “Lease”) between the Land Board and the District;
(ii)	The Agreement for Sale of Export Water between us and the District; and
(iii)	The Service Agreement between us and the District for the provision of water service to the District’s customers.
Additionally, in 1997 we entered into a Wastewater Service Agreement (the “Wastewater Agreement”) with the District to provide wastewater service to the District’s customers. All of the foregoing agreements are collectively referred to as the “Rangeview Water Agreements.”
Pursuant to the Rangeview Water Agreements, we design, construct, operate and maintain the District’s water and wastewater systems to allow the District to provide water and wastewater service to its customers located within the District’s 24,000 acre service area at the Lowry Range. On the Lowry Range, we operate both the water and the wastewater systems during our contract period on behalf of the District, who owns the facilities for both systems. At the expiration of our contract term in 2081, ownership of the water system facilities servicing customers on the Lowry Range will revert to the Land Board, with the District retaining ownership of the wastewater facilities. Off the Lowry Range, we use our Export Water, and intend to use other supplies owned by us, to provide wholesale water service and wastewater service to customers of the District and other governmental entities and industrial and commercial customers, and we own these facilities.

Based on independent engineering estimates, the water designated for use on the Lowry Range is capable of providing water service to 46,500 SFE units, and the Export Water owned by the Company can serve 33,600 SFE units throughout the Denver metropolitan region.
The Lowry Range Property
The Lowry Range is located in unincorporated Arapahoe County (the “County”), about 20 miles southeast of downtown Denver. The Lowry Range is one of the largest contiguous parcels under single ownership next to a major metropolitan area in the United States. The Lowry Range is approximately 26,000 acres in size or about 40 square miles of land. Of the 26,000 acres, pursuant to our agreements with the District, we have the exclusive rights to provide water and wastewater services to approximately 24,000 acres of the Lowry Range.
Arkansas River Water and Land
We own 60,000 acre feet of surface water rights in the Arkansas River together with 17,500 acres of irrigated farm land in southeastern Colorado. We acquired our Arkansas River water and land from High Plains A&M, LLC (“HP A&M”) pursuant to an asset purchase agreement (the “Arkansas River Agreement”) dated May 10, 2006. Currently we are leasing our land and water to area farmers who continue to irrigate the land for agricultural purposes. The water rights we own are represented by 21,600 shares of the Fort Lyon Canal Company (the “FLCC”), which is a non-profit mutual ditch company established in the late 1800’s to operate and maintain the 110-mile long Fort Lyon Canal between La Junta, Colorado and Lamar, Colorado.
It is our intention to change the use of the Arkansas River water from being exclusively for agricultural purposes to municipal and industrial purposes. We will utilize this water to help meet the growing water demands of Colorado’s Front Range. We anticipate that 40,000 acre feet of the 60,000 acre feet we own will be available for non-agricultural uses. Owning the land and water interest allows us to work cooperatively with our agricultural lessees to maintain productive agricultural operations and make improvements to the land and water which we anticipate will produce efficiencies which will make water available for uses other than agriculture.
Timing of the development of the Arkansas River water for municipal and industrial purposes will depend on the timing of new connections to our wholesale water and wastewater systems on the Front Range. Such development is not expected to occur in the near term. We plan to fund the development of the Arkansas River water, much like the other water we own, by using proceeds generated from the sale of water taps associated with new connections. This will fund the construction of infrastructure to treat and transport the Arkansas River water to the Front Range. In addition to increasing our service capacities, the Arkansas River water may present additional market opportunities for us to assist other water providers in solving their long-term water supply needs for their existing and new connections.
Sky Ranch
Effective July 30, 2010, we entered into a Loan Sale and Assignment Agreement (the “Loan Sale Agreement”) with the Bank of America, N.A. (“BofA”), to acquire from BofA, loan instruments secured by 931 acres of undeveloped land located in unincorporated Arapahoe County known as Sky Ranch. Sky Ranch is located directly adjacent to I-70, 16 miles east of downtown Denver, 4 miles north of the Lowry Range, and 4 miles south of Denver International Airport. The financing of the Sky Ranch acquisition is described in greater detail in Note 4 to the accompanying financial statements.
The property includes 820 acre feet of water, has been zoned for residential, commercial and retail uses and may include up to 4,850 SFE’s. There is currently no development at Sky Ranch. We envision that when development at Sky Ranch begins, the development will be in the form of entry level housing (houses costing less than $300,000). We plan to partner with national home builders/developers to develop the Sky Ranch property. We are anticipating that the home builder/developer will construct infrastructure such as roads, curbs and gutters, and we will construct the necessary water and wastewater systems. Our plan is to provide the market with competitively priced lots that are ready for development together with affordable, sustainable, environmentally sound water and wastewater services. We anticipate working with the builders/developers to bring a product to the Denver market that is both affordable and desirable. Although timing for development of this property is unknown, land development experts believe the entry level housing market will be the first product to rebound in the Denver metropolitan area. Homes costing less than $300,000 accounted for approximately 50% of all new home starts along the Front Range in 2010. At full development, the water and wastewater utilities at Sky Ranch are anticipated to generate in excess of $132 million in tap fee revenue and $6 million annually in wholesale service fee revenue (based on current fees and charges).

Oil and Gas Lease
On March 10, 2011, we entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”), a wholly owned subsidiary of Anadarko Petroleum Company. The O&G Lease seeks to capitalize on the growing interest in the region’s Niobrara Oil Formation. Pursuant to the O&G Lease, we received an up-front payment of $1,900 per net mineral leased acre, or $1,243,400, and 20% of gross proceeds royalty (less certain taxes) from the sale of any oil and gas produced from our property. The O&G Lease has a term of three (3) years commencing on March 10, 2011, which can be extended by two years at Anadarko’s sole discretion. If Anadarko wishes to extend the O&G Lease for an additional two years, the O&G Lease requires Anadarko to pay us an up-front payment equal to the initial up-front payment noted above. Pursuant to the Surface Use Agreement, Anadarko may drill up to three wells on the Sky Ranch property covered under the O&G Lease. Additionally, we will receive $3,000 per acre that is permanently disturbed for use in the oil and gas exploration and production.
In addition to the oil and gas mineral interests at Sky Ranch, we have experienced increased water demands for hydraulic fracturing of oil and gas wells being developed in the Niobrara Formation around our Sky Ranch property. Industry experts estimate that horizontal wells developed in the Niobrara Formation will require between 2.0 million and 5.0 million gallons of water to drill and “frack” each well, which equates to selling water to between approximately 15 and 39 SFE’s for a year. During our fiscal year ended August 31, 2011, we provided drilling and frack water for two wells drilled into the Niobrara Formation in Arapahoe County on the Lowry Range generating revenues of $10,800. With a large percentage of the acreage surrounding the Lowry Range in Arapahoe, Adams, Elbert, and portions of Douglas Counties already leased by major oil companies, we anticipate providing additional water for drilling oil and gas wells in the coming fiscal year. As a result of this expected increase in demand for water, we will likely expand our production capacities during fiscal 2012 to meet additional water demands both on and off of the Lowry Range.
Arapahoe County Fairgrounds Agreement for Water Service
In 2005, we entered into an Agreement for Water Service (the “County Agreement”) with the County to design, construct, operate and maintain a water system for, and provide water services to, the County for use at the County’s fairgrounds (the “Fairgrounds”), which are located west of the Lowry Range. Pursuant to the County Agreement we purchased 321 acre feet of water in 2008. Further details of the funding arrangements with the County are described in Note 4 to the accompanying financial statements.
Pursuant to the County Agreement we constructed and own a deep water well, a 500,000 gallon water tank and pipelines to transport water to the Fairgrounds. The construction of these items was completed in our fiscal 2006, and we began providing water service to the County on July 21, 2006.
Paradise Water Supply
In 1987 we acquired the conditional rights to build a 70,000 acre foot reservoir to store Colorado River tributary water and a right-of-way permit from the U.S. Bureau of Land Management for property at the dam and reservoir site (collectively known as our “Paradise Water Supply”). Due to the significant development costs of water assets along the western slope and agreements with other western slope water interests, the use of our Paradise Water Supply is limited to opportunities along the western slope. We anticipate the primary market for the Paradise Water Supply to be the energy industry. Our storage and water rights are located along the energy rich western slope near the Roan Plateau and the Piceance Basin in Colorado, and water availability would be an important factor in the development and production of these energy supplies.
See the discussion of impairment analysis in the Critical Accounting Policies section below for more information. See also Note 4 to the accompanying financial statements for information concerning the finding of reasonable diligence review by the State Engineer.

Well Enhancement and Recovery Systems
In January 2007, we, along with two other parties formed Well Enhancement and Recovery Systems, LLC (“Well Enhancement LLC”), to develop a new deep water well enhancement tool and process which we believe will increase the efficiency of wells into the Denver Basin groundwater formation. In our fiscal 2008, the well enhancement tool and process was completed and tested on two deep water wells developed by an area water provider with favorable results. According to results from studies performed by an independent hydro-geologist, the well enhancement tool effectively increased the production of the two test wells by 80% and 83% when compared to that of nearby wells developed in similar formations at similar depths. Based on the positive results of the test wells, we continue to refine the process of enhancing deep water wells and anticipate marketing the tool to area water providers. On April 27, 2010, we and the other remaining owner of Well Enhancement LLC acquired the third partner’s 1/3rd interest in Well Enhancement LLC. Following the acquisition, the remaining partners each hold a 50% interest in Well Enhancement LLC. In December 2010, Well Enhancement LLC drilled a well utilizing its patented well enhancement tool and process for a local Denver metropolitan area water provider for a payment of $15,000.
Revenues
We generate revenues predominately from three sources: (i) one time water and wastewater tap fees, (ii) construction fees, and (iii) monthly service fees. Our revenue sources and how we account for them are described in greater detail below. We typically negotiate the payment terms for tap fees, construction fees, and other water and wastewater service fees with our wholesale customers as a component of our service agreements prior to construction of the project.
Water and Wastewater Tap Fees
Tap fees are paid by developers in advance of construction activities and are non-refundable. Tap fees are typically used to fund construction of the Wholesale Facilities and defray the acquisition costs of obtaining water rights.
Pursuant to the Rangeview Water Agreements the District’s rates and charges to end use customers may not exceed the average of similar rates and charges of three nearby water providers. Despite increases in the water tap fees at these three nearby water providers, the District’s water tap fees and wastewater tap fees remain unchanged at $22,500 per SFE and $4,883 per SFE, respectively. The District last increased water tap fees on July 1, 2009, by $1,000 to $22,500 per SFE, which was a 4.7% increase over the 2008 water tap fee. Wastewater tap fees have not changed since 2003.
In exchange for providing water service to the District’s customers (customers on the Lowry Range), we receive 95% of the District’s tap fees after deducting the required royalty to the Land Board (defined further below). In exchange for providing wastewater services, we receive 100% of the District’s wastewater tap fees.
Table A provides a summary of the District’s water tap fees since 2007:

Table A - Water System Tap Fees
	2011	2010	2009	2008	2007
Water tap fees per SFE	$22,500	$22,500	$22,500	$21,500	$20,000
Percentage Increase	0.0%	0.0%	4.7%	7.5%	18.8%
Percentage increase from 2007-2011	13%
Developers owning rights to either surface water or groundwater underlying their properties may receive a credit against a portion of their water tap fees if they elect to sell their water to us. Any credit is negotiated at the time a service agreement is entered into with respect to the property.
Tap Participation Fee
As further described in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations: Critical Accounting Policies and Use of Estimates section below, Note 7 and Note 14 to the accompanying financial statements, we agreed to pay HP A&M 10% of the tap fees we receive from the next 40,000 water taps we sell from and after the date of the Arkansas River Agreement. This is referred to as the “Tap Participation Fee.” The Tap Participation Fee is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased in the HP A&M acquisition. As of August 31, 2011, the number of taps subject to the Tap Participation Fee has been reduced to 38,937 taps as a result of land sales in 2006 and 2009 and the sale of unutilized water rights owned by us in the Arkansas River Valley in 2007.

Construction Fees
Construction fees are fees we receive, typically in advance, from developers for us to build certain infrastructure such as Special Facilities which are normally the responsibility of the developer.
Monthly Service Fees
Monthly wholesale water usage charges are assessed to our customers based on actual metered deliveries to their end-use customers each month. Water service charges are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Water usage pricing is capped at the average of the prices charged by the same three surrounding water providers used as the basis for water tap fees. The District did not change its fees in 2011. As a result of increases in usage fees for these local water providers, as of July 1, 2010, the District increased usage charges as noted in Table B below.

Table B - Tiered Water Usage Pricing Structure
	Price ($ per thousand gallons)
Amount of consumption	2011	2010	2009
Base charge per SFE	$27.62	$27.62	$25.11
0 gallons to 10,000 gallons	$2.81	$2.81	$2.55
10,001 gallons to 20,000 gallons	$3.69	$3.69	$3.35
20,001 gallons to 40,000 gallons	$6.56	$6.56	$5.96
40,001 gallons and above	$8.93	$8.93	$8.12
The figures in Table B reflect the amounts charged to the District’s end-use customers. In exchange for providing water service to the District’s Lowry Range customers, we receive 95% of the usage charges received by the District relating to water services after deducting the required royalty to the Land Board (described below). In exchange for providing wastewater services, we receive 90% of the District’s monthly wastewater service fees, as well as the right to use or sell the reclaimed water.
Until July 1, 2011, wastewater customers were charged a flat monthly fee of $37.62 per SFE, or $451 per year per SFE, which was increased on July 1, 2010 from $35.10 per SFE, an increase of 7.0%. Effective July 1, 2011, the District changed its wastewater fees to a base monthly fee of $7.83 per SFE plus a $6.68 per thousand gallons treated usage fee.
We also collect other immaterial fees and charges from customers and other users to cover miscellaneous administrative and service expenses, such as application fees, review fees and permit fees.
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
Lowry Range Customers
Water service related payments from customers located on the Lowry Range generate royalties to the Land Board at a rate of 12% of gross revenues. When either (i) metered production of water used on the Lowry Range in any calendar year exceeds 13,000 acre feet or (ii) 10,000 surface acres on the Lowry Range have been rezoned to non-agricultural use, finally platted and water tap agreements have been entered into with respect to all improvements to be constructed on such acreage, the Land Board may elect, at its option, to receive, in lieu of its royalty of 12% of gross revenues, 50% of the collective net profits (ours and the District’s) derived from the sale or other disposition of water on the Lowry Range. To date neither of these conditions has been met and such conditions are not likely to be met any time soon.

Export Water Customers
Export Water royalties are owed to the Land Board when our Rangeview Water Supply is sold or disposed of to customers located off the Lowry Range. If we incur costs to withdraw, treat and deliver water to such customers, royalties to the Land Board are based on our “Net Revenues.” Net Revenues are defined as gross revenues less costs incurred as a direct and indirect result of incremental activity associated with the withdrawal, treatment and delivery of the water (costs include reasonable overhead allocations). Royalties payable to the Land Board for Export Water sales escalate based on the amount of Net Revenue we receive and are lower for sales to a water district or similar municipal or public entity than for sales to a private entity as noted in Table C.

Table C - Royalties for Export Water Sales
	Royalty Rate
	Private	Public
Net Revenues	Entity Buyer	Entity Buyer
$0 - $45,000,000	12%	10%
$45,000,001 - $60,000,000	24%	20%
$60,000,001 - $75,000,000	36%	30%
$75,000,001 - $90,000,000	48%	40%
Over $90,000,000	50%	50%
Significant Customers
Our wholesale water and wastewater sales to the District pursuant to the Rangeview Water Agreements with the District accounted for 91%, 94%, and 94% of our total revenues for the years ended August 31, 2011, 2010 and 2009, respectively. The District had one significant customer, the Ridgeview Youth Services Center (“Ridgeview”). Pursuant to our Rangeview Water Agreements with the District we are providing water to Ridgeview on behalf of the District. Ridgeview accounted for 60%, 64% and 64% of our total revenues for the years ended August 31, 2011, 2010 and 2009, respectively.
Our Projected Operations
This section should be read in conjunction with Item 1A — Risk Factors.
Along the Colorado Front Range, there are over 70 water providers with varying needs for replacement and new water supplies. We believe we are well positioned to assist certain of these providers in meeting their current and future water needs.
We design, construct and operate our existing and future water and wastewater facilities using advanced water purification and wastewater treatment technologies which allow us to use our water supplies in an efficient and environmentally sustainable manner. We plan to develop our water and wastewater systems in stages to efficiently meet demands in our service areas, thereby reducing the amount of up-front capital costs required for construction of facilities. We use third party contractors to construct our facilities as needed. We employ a licensed water and wastewater operator to operate our water and wastewater systems. As our systems expand, we expect to hire additional personnel to operate our systems, which include water production, treatment, testing, storage, distribution, metering, billing and operations management.
Our water and wastewater systems conjunctively use surface and groundwater supplies and storage of raw water and highly treated effluent supplies to provide a balanced sustainable water supply for our wholesale customers and their end-use customers. Integrating conservation practices and incentives together with effective water reuse demonstrates our commitment to providing environmentally responsible, sustainable water and wastewater services. Water supplies and water storage reservoirs are competitively sought throughout the west and along the Front Range of Colorado. We believe regional cooperation among area water providers in developing new water supplies, water storage, and transmission and distribution systems, provides the most cost effective way of expanding and enhancing service capacities for area water providers. We continue to discuss developing water supplies and water storage opportunities with area water providers.
Our Denver based supplies are a valuable, locally available resource located near the point of use. This enables us to incrementally develop infrastructure to produce, treat and deliver water to customers based on their growing demands. Adding our locally available supplies to our intermediate and longer term supplies from the Arkansas River balances both current and ongoing supplies to meet the growing water demands in the Front Range market.

Based on our initial development plans, we expect the development of our Rangeview Water Supply to require a significant number of high capacity deep water wells. We anticipate drilling separate wells into each of the three principal aquifers located beneath the Lowry Range. Each well is intended to deliver water to central water treatment facilities for treatment prior to delivery to customers. Development of our Lowry Range surface water supplies will require facilities to divert surface water to storage reservoirs to be located on the Lowry Range and treatment facilities to treat the water prior to introduction into our distribution systems. Surface water diversion facilities will be designed with capacities to divert the surface water when available (particularly during seasonal events such as spring run-off and summer storms) for storage in reservoirs to be constructed on the Lowry Range. Based on preliminary engineering estimates, the full build-out of water facilities (including diversion structures, transmission pipelines, reservoirs, and water treatment facilities) on the Lowry Range will cost in excess of $340 million, based on current costs, and will accommodate water service to customers located on and outside the Lowry Range. We expect this build out to occur over an extended period of time, and we expect that tap fees will be sufficient to fund the infrastructure costs.
In order to use our Arkansas River water for municipal purposes, we must file a change of use application with the Colorado water court. This will likely be a lengthy process and require a substantial amount of capital for legal and engineering services. If we successfully change the use of our water rights to include municipal uses, we would then need to construct a 130-mile pipeline, and water treatment and pumping facilities, from southeastern Colorado to the Denver metropolitan area with an estimated cost of over $500 million, based on current costs. Since acquiring the Arkansas River supply, we have investigated various pipeline alignments and potential partnerships for construction of these facilities. We do not plan on starting this process in the near term and anticipate that the tap fees and usage fees we generate from taps sold utilizing our water rights located along the Front Range, along with funding from other pipeline partners, will be sufficient to fund the water delivery facilities when the water is needed along the Front Range. Although we have not yet filed a change of use application, we are working with the FLCC and other interested parties in the Arkansas River Valley to mitigate any adverse impacts to the local communities and to make investments and decisions on farming operations which benefit continued agricultural operations as well as providing new municipal water supplies for the Front Range. We are conducting a rotational crop study program and participating in discussions with area interests including the Lower Arkansas Valley Super Ditch (“Super Ditch”), which is a group of Arkansas Valley irrigators who have assembled to study alternatives to traditional “buy and dry” agricultural-to-municipal water transfers.
Rangeview Metropolitan District
The District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range. The District is required to utilize the 13,400 acre feet of water leased to it by the Land Board to serve customers on the Lowry Range. The District is governed by an elected board of directors. Eligible voters and persons eligible to serve as directors of the District must own an interest in property within the boundaries of the District. We own certain rights and real property interests which encompasses the current boundaries of the District. The current directors of the District are Mark W. Harding and Scott E. Lehman (both employees of Pure Cycle), and an independent board member. Pursuant to Colorado law, directors receive $100 for each board meeting they attend, up to a maximum of $1,600 per year.
Water and Growth in Colorado
The Colorado economy, much like that of the US as a whole, experienced a continued weak economy through 2011. Annualized housing starts declined 75% from 2005-2008, then they increased during 2009 and 2010 to once again decline 2% from September 30, 2010 through September 30, 2011. The unemployment rate in Colorado was 8.5% at August 31, 2011, which was lower than the national unemployment rate of 9.1%. Colorado added an estimated 17,200 jobs from August 2010 until August 2011. The Denver Regional Council of Governments (“DRCOG”), a voluntary association of over 50 county and municipal governments in the Denver metropolitan area, continues to estimate that the Denver metropolitan area population will increase by about 44% from today’s 2.7 million people to 3.9 million people by the year 2030. A Statewide Water Supply Initiative report by the Colorado Water Conservation Board estimates that the South Platte River basin, which includes the Denver metropolitan region, will grow from a current population of 3.2 million to 4.9 million by the year 2030; while the State’s population will increase from 4.7 million to 7.2 million. 70% of the State’s projected population increase is anticipated to occur within the South Platte River basin. Significant increases in Colorado’s population, particularly in the Denver metro region and other areas in the water short South Platte River basin, together with increasing agricultural, recreational, and environmental water demands will intensify competition for water supplies. The estimated population increases are expected to result in demands for water services in excess of the current capabilities of municipal service providers, especially during drought conditions. The Statewide Water Supply Initiative estimates that population growth in the Denver region and the South Platte River basin will result in additional water supply demands of over 400,000 acre feet by the year 2030, which must be met with new water sources. Many cities and municipalities require property developers to demonstrate they have sufficient water supplies for their proposed projects before considering rezoning or annexation applications. These factors indicate that water and availability of water will continue to be critical to growth prospects for the region and the state, and that competition for available sources of water will continue to intensify. We focus the marketing of our water supplies and services to developers and homebuilders that are active along the Colorado Front Range as well as other area water providers in need of additional supplies.

Colorado’s future water supply needs will be met through conservation, reuse and the development of new supplies. The District’s rules and regulations for water and wastewater service call for adherence to strict conservation measures, including low flow water fixtures, high efficiency appliances, and advanced irrigation control devices. Additionally, our systems are designed and constructed using a dual-pipe water distribution system to segregate the delivery of high quality potable drinking water to our local governmental entities and their end-use customers through one system and a second system to supply raw or reclaimed water for irrigation demands. About one-half of the water used by a typical Denver-area residential water customer is used for outdoor landscape and lawn irrigation. We believe that raw or reclaimed water supplies provide the lowest cost, most environmentally sustainable water for outdoor irrigation. We expect our systems to include an extensive water reclamation system, in which essentially all effluent water from wastewater treatment plants will be reused to meet non-potable water demands. Our dual-distribution systems demonstrate our commitment to environmentally responsible water management policies in our water short region.
Competition
We negotiate individual service agreements with our governmental customers and with their developers and/or homebuilders, to design, construct and operate water and wastewater systems and to provide services to end-use customers of governmental entities and to commercial and industrial customers. These service agreements address all aspects of the development of the water and wastewater systems including:
(i)	The purchase of water and wastewater taps in exchange for our obligation to construct certain Wholesale Facilities,
(ii)	The establishment of payment terms, timing, capacity and location of Special Facilities (if any), and
(iii)	Specific terms related to our provision of ongoing water and wastewater services to our local governmental customers as well as the governmental entity’s end-use customers.
Although we have exclusive long-term water and wastewater service contracts for 24,000 acres of the 26,000 acre Lowry Range pursuant to our service agreement with the District, providing water and wastewater services to areas other than Sky Ranch and the majority of the Lowry Range, is subject to competition. Moreover, others have attempted to challenge, without success, our exclusive rights to service the Lowry Range. See Item 1A — Risk Factors below. Alternate sources of water are available, principally from other private parties, such as farmers or others owning water rights that have historically been used for agriculture, and from municipalities seeking to annex new development areas in order to increase their tax base. Our principal competition in areas close to the Lowry Range is the City of Aurora. Principal factors affecting competition for potential purchasers of our Arkansas River water and Export Water include the availability of water for the particular purpose, the cost of delivering the water to the desired location including the cost of required taps, and the reliability of the water supply during drought periods. We believe the water assets we own and have the exclusive right to use, which have a supply capacity of 180,000 SFE units, provide us a significant competitive advantage along the Front Range. Our legal rights to the Rangeview Water Supply have been confirmed for municipal use and a significant portion of our water supply is close to Denver area water users. Our pricing structure is competitive and our water portfolio is well balanced with senior surface water rights, groundwater rights, storage capacity and reclaimed water supplies.
Environmental, Health and Safety Regulation
Provision of water and wastewater services is subject to regulation under the federal Safe Drinking Water Act, the Clean Water Act, related state laws, and federal and state regulations issued under these laws. These laws and regulations establish criteria and standards for drinking water and for wastewater discharges. In addition, we are subject to federal and state laws and other regulations relating to solid waste disposal and certain other aspects of our operations.
Environmental compliance issues may arise in the normal course of operations or as a result of regulatory changes. We attempt to align capital budgeting and expenditures to address these issues in a timely manner.

Safe Drinking Water Act
The Safe Drinking Water Act establishes criteria and procedures for the U.S. Environmental Protection Agency (the “EPA”) to develop national quality standards for drinking water. Regulations issued pursuant to the Safe Drinking Water Act and its amendments set standards on the amount of certain microbial and chemical contaminants and radionuclides allowable in drinking water. The State of Colorado has assumed primary responsibility for enforcing the standards established by the Safe Drinking Water Act and has adopted the Colorado Primary Drinking Water Standards (5 CCR 1003-1). Current requirements for drinking water are not expected to have a material impact on our financial condition or results of operations as we have made and are making investments to meet existing water quality standards. In the future, we might be required to change our method of treating drinking water and make additional capital investments if additional regulations become effective.
The federal Groundwater Rule became effective December 1, 2009. This rule requires additional testing of water from well sources and under certain circumstances requires demonstration and maintenance of effective disinfection. In 2009, Colorado adopted Article 13 to the Colorado Primary Drinking Water Standards to establish monitoring and compliance criteria for the Groundwater Rule. We have implemented measures to comply with the Groundwater Rule.
Clean Water Act
The Clean Water Act regulates wastewater discharges from drinking water and wastewater treatment facilities and storm water discharges into lakes, rivers, streams, and groundwater. The State of Colorado has assumed primary responsibility for enforcing the standards established by the federal Clean Water Act for wastewater discharges from domestic water and wastewater treatment facilities and has adopted the Colorado Water Quality Control Act and related regulations. It is our policy to obtain and maintain all required permits and approvals for discharges from our water and wastewater facilities and to comply with all conditions of those permits and other regulatory requirements. A program is in place to monitor facilities for compliance with permitting, monitoring and reporting for wastewater discharges. From time to time, discharge violations might occur which might result in fines and penalties; but we have no reason to believe that any such fines or penalties are pending or will be assessed.
In the future, we anticipate changing our method of treating wastewater, which will require future additional capital investments, as additional regulations become effective. We anticipate spending between $400,000 and $500,000 by 2014 for improvements at our wastewater treatment facilities necessary to maintain compliant operations in light of more stringent discharge criteria for ammonia-nitrogen and chlorine residual.
Solid Waste Disposal
The handling and disposal of residuals and solid waste generated from water and wastewater treatment facilities is governed by federal and state laws and regulations. We have a program in place to monitor our facilities for compliance with regulatory requirements, and we do not anticipate that costs associated with our handling and disposal of waste material from our water and wastewater operations will have a material impact on our business or financial condition.
Employees
We currently have four full-time employees and one part-time employee.
Available Information and Website Address
Our website address is www.purecyclewater.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing with the Securities and Exchange Commission (“SEC”).
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
Item 1A — Risk Factors
Our business, operations, and financial condition are subject to significant risks. These risks include those listed below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risk factors actually occurs, our business could be materially adversely affected. These risks should be read in conjunction with the other information set forth in this report, including the accompanying financial statements and notes thereto.

We are dependent on the housing market and development in our targeted service areas for future revenues.
Providing wholesale water service using our Colorado Front Range water supplies is our principal source of future revenue. The timing and amount of these revenues will depend significantly on housing developments being built near our water assets. The development of these areas is not within our control, and there can be no assurance that development will occur or that water sales will occur on acceptable terms or in the amounts or time required for us to support our costs of operation. In the event wholesale water sales are not forthcoming or development on the Lowry Range, Sky Ranch or other developments in our targeted service area are delayed indefinitely, we would need to incur additional short or long-term debt obligations or seek to sell additional equity to generate operating capital, and there are no assurances that we would be successful in obtaining additional operating capital.
Since 2006, the Colorado housing market has seen significant declines in new home construction, which was exacerbated by instability in the credit markets. If the downturn in the homebuilding and credit markets continues, intensifies, or if the national economy weakens further and economic concerns intensify, it could have a significant negative impact on our business and financial condition.
Development on the Lowry Range is not within our control and is subject to obstacles.
Development on the Lowry Range is controlled by the Land Board, which consists of a five person citizen group representing education, agriculture, local government and natural resources, plus one at-large commissioner, each appointed for a four-year term by the Colorado governor and approved by the Colorado Senate. The Land Board’s focus with respect to issues such as development and conservation on the Lowry Range tends to change as membership on the Land Board changes. In addition, there are often significant delays on the adoption and implementation of plans with respect to property administered by the Land Board because the process involves many constituencies with diverse interests. In the event water sales are not forthcoming or development of the Lowry Range is delayed, we may incur additional short or long-term debt obligations or seek to sell additional equity to generate operating capital. Further, the Land Board may not develop large portions of the Lowry Range which would significantly limit our ability to utilize the non-Export Water specifically reserved for use on the Lowry Range.
The District’s rights under the Lease have been challenged in the past, most recently in 2008 when the City of Aurora (the “City”) applied for the right to store water in certain reservoir sites on the Lowry Range that had already been adjudicated by the District and the Land Board. In that proceeding, a developer sought to support the City by filing an amicus brief in which the developer asserted, contrary to the terms of the Lease, among other issues, that the developer might not be required to obtain water and wastewater service exclusively from the District for planned development on the Lowry Range. The City’s application was denied. However, there can be no assurance that the District’s rights under the Lease will not be challenged again, which could require us to commence potentially expensive litigation to enforce our rights as the District’s service provider to the adjudicated reservoir sites and to provide wholesale water and wastewater service to the Lowry Range.
Because of the prior use of the Lowry Range as a military facility, environmental clean-up may be required prior to development, including the removal of unexploded ordnance. The U.S. Army Corps of Engineers have been conducting unexploded ordnance removal activities at the Lowry Range for the past 10 years. Continued activities are dependent on federal appropriations, and the Army Corps of Engineers has no assurance from year to year of such appropriations for its activities at the Lowry Range.
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

The Lowry Range conditional decrees are currently under their first review by the water court to determine if such decrees meet the diligence criteria. As of the filing date of this Annual Report on Form 10-K, we are continuing to work with the water court and other diligence parties on this review. If the water court does not make a determination of reasonable diligence, it would materially adversely impact the value of our interests in the Rangeview Water Supply.
The fiscal 2005 review of our Paradise Water Supply was completed in 2008, but not without objectors and not without us having to agree to certain stipulations to remove the objections. In order to continue to maintain the Paradise Water Supply, before 2014 we must (i) select an alternative reservoir site; (ii) file an application in water court to change the place of storage; (iii) identify specific end users and place(s) of use of the water; and (iv) identify specific source(s) of the water rights for use.
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
Our operations are affected by local politics and governmental procedures which are beyond our control.
We operate in a highly political environment. We market our water rights to municipalities and other governmental entities run by elected or politically appointed officials. Our principal competitors are municipalities seeking to expand their sales tax base and other water districts. Various constituencies, including our competitors, developers, environmental groups, conservation groups, and agricultural interests, have competing agendas with respect to the development of water rights in Colorado, which means that decisions affecting our business are based on many factors other than economic and business considerations. Additional risks associated with dealing with governmental entities include turnover of elected and appointed officials, changes in policies from election to election, and a lack of institutional history. We spend significant time and resources educating elected officials, local authorities and others regarding our water rights and the benefits of contracting with us. Political concerns and governmental procedures and policies may hinder or delay our ability to enter into service agreements or develop our water rights. While we have worked to reduce the political risks in our business through our participation as the service provider for the District in regional cooperative resource programs, such as the South Metropolitan Water Supply Authority “SMWSA”) and its Water Infrastructure and Supply Efficiency (“WISE”) partnership with Denver Water and Aurora Water, as well as education and communication efforts and community involvement, there can be no assurance that our efforts will be successful.
In order to utilize our Arkansas River water, we must apply for a change of use with the water court and this may take several years to complete.
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
Development of water rights requires a substantial capital investment. We anticipate financing water and wastewater systems primarily through the sale of water taps and water delivery charges to our customers. However, we cannot assure you that these sources of cash will be sufficient to cover our capital costs. Moreover, the development of the Arkansas River water will require a pipeline or other infrastructure to deliver the water to the Front Range, which is anticipated to cost over $500 million, based on current costs. We likely would be required to partner with others to finance a project of this magnitude, and there is no assurance we would be able to obtain the financing necessary to develop our Arkansas River water.

Our net losses may continue and we may not have sufficient liquidity to pursue our business objectives.
We have experienced significant net losses, our cash flows from operations have not been sufficient to fund our operations in the past and we have been required to raise debt and equity capital to remain in operation. Since 2004, we have raised $30.4 million to support our operations through (i) the issuance of $25.2 million of common stock (includes the issuance of stock pursuant to the exercise of options, net of expenses) and (ii) the issuance of $5.2 million of Convertible Debt, which was converted to common stock on January 11, 2011. Our ability to fund our operational needs and meet our business objectives will depend on our ability to generate cash from future operations. We currently have a limited number of customers. If our future cash flows from operations and other capital resources are not sufficient to fund our operations and the significant capital expenditure requirements to build our water delivery systems, we may be forced to reduce or delay our business activities, or seek to obtain additional debt or equity capital. Recent economic conditions and disruptions have caused substantial volatility in capital markets, including credit markets and the banking industry, and have increased the cost and significantly reduced the availability of financing, which may continue or worsen in the future. There can be no assurance that financing will be available on acceptable terms or at all.
The rates the District is allowed to charge customers on the Lowry Range are limited by the Lease with the Land Board and our contract with the District and may not be sufficient to cover our costs of construction and operation.
The prices charged by the District for water service on the Lowry Range are subject to pricing regulations set forth in the Lease with the Land Board. Both the tap fees and usage rates and charges are capped at the average of the rates of three nearby water providers. Annually the District surveys the tap fees and rates of the three nearby providers and the District typically adjusts tap fees and rates and charges based on the average of those charged by this group, and we receive 95% of whatever the District charges its customers. Our costs associated with the construction of water delivery systems and the production, treatment and delivery of water are subject to market conditions and other factors, which may increase at a significantly greater rate than the fees we receive from the District. Factors beyond our control and which cannot be predicted, such as government regulations, insurance and labor markets, drought, water contamination and severe weather conditions, like tornadoes and floods, may result in additional labor and material costs that may not be recoverable under the current rate structure. Either increased customer demand or increased water conservation may also impact the overall cost of our operations. If the costs for construction and operation of our wholesale water services, including the cost of extracting our groundwater, exceed our revenues, we would be providing service to the District for use at the Lowry Range at a loss. The District may petition the Land Board for rate increases; however, there can be no assurance that the Land Board would approve a rate increase request. Further, even if a rate increase were approved, it might not be granted in a timely manner or in an amount sufficient to cover the expenses for which the rate increase was sought. As of January 1, 2011, the average water tap fee for the three nearby water providers was $22,900.
In the event of default by HP A&M on the promissory notes secured by deeds of trust on our properties, we would be required to cure the defaults or lose some of our properties and the water rights associated with such properties.
60 of the 80 properties we acquired from HP A&M (which relate to 75% of our Arkansas River water rights) are subject to promissory notes owed by HP A&M. Principal and interest on the notes total $10.0 million as of August 31, 2011, and HP A&M has balloon payments of $5.5 million due within twelve months of August 31, 2011. Each of the notes is secured by deeds of trust on one of our properties, but the notes are solely the responsibility of HP A&M. Because of HP A&M’s financial position and the substantial penalties imposed on HP A&M in the event of a default, the likelihood of HP A&M defaulting on the notes is deemed remote. As a result the promissory notes are not reflected on our balance sheet. If HP A&M was to default on any of the notes, we have the right to cure said default and recover defined amounts of our stock and Tap Participation Fee from HP A&M. If we did not cure the defaults, we would lose the land and water rights securing the defaulted note. If HP A&M were to default on all of the notes, we currently do not have enough funds to cure all of the notes. If that were to occur, we would need to seek additional financing or selectively choose the properties we want to retain.
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
We do not believe we are a public utility under Colorado law. We currently provide services by contract mainly to the District, which supplies the public. Quasi-municipal metropolitan districts, such as the District, are exempt by statute from regulation by the CPUC. However, the CPUC could attempt to regulate us as a public utility. If this were to occur, we might incur significant expense challenging the CPUC’s assertion of jurisdiction, and we may be unsuccessful. In the future, existing regulations may be revised or reinterpreted, and new laws and regulations may be adopted or become applicable to us or our facilities. If we become regulated as a public utility, our ability to generate profits could be limited and we might incur significant costs associated with regulatory compliance.

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
Our officers and employees constitute a majority of the directors of the District. Pure Cycle, along with our officers and employees and one unrelated individual, own, as tenants in common, the 40 acres that constitute the District. We have made loans to the District to fund its operations. At August 31, 2011, total principal and interest owed to us by the District was $531,900. Pursuant to our Service Agreement with the District for the provision of water services, the District retains 5% of the revenues from the sale of water to its end-use customers on the Lowry Range. Proceeds from the fee collections will initially be used to repay the District’s obligations to us, but after these loans are repaid, the District is not required to use the funds to benefit Pure Cycle. We have received benefits from our activities undertaken in conjunction with the District, but conflicts may arise between our interests and those of the District, and with our officers who are acting in dual capacities in negotiating contracts to which both we and the District are parties. We expect that the District will expand when more properties are developed and become part of the District, and our officers acting as directors of the District will have fiduciary obligations to those other constituents. There can be no assurance that all conflicts will be resolved in the best interests of Pure Cycle and its shareholders. In addition, other landowners coming into the District will be eligible to vote and to serve as directors of the District. There can be no assurances that our officers and employees will remain as directors of the District or that the actions of a subsequently elected board would not have an adverse impact on our operations.
Water quality standards are subject to regulatory change.
We must provide water that meets all federal and state regulatory water quality standards and operate our water and wastewater facilities in accordance with these standards. Future changes in regulations governing the supply of drinking water and treatment of wastewater may have a material adverse impact on our financial results. With respect to service of customers on the Lowry Range, the District’s rates might not be sufficient to cover the cost of compliance with additional or more stringent requirements. If the cost of compliance were to increase, we anticipate that the rates of the nearby water providers that the District uses to establish its rates and charges would increase to reflect these cost increases, thereby allowing the District to increase its rates and charges. However, there can be no assurance that these water providers would raise their rates in an amount that would be sufficient to enable the District (and us) to cover any increased compliance costs.
In October 2009, the Water Quality Control Division of the Colorado Department of Public Health and Environment advised us of proposed changes to the discharge permit for the District’s Coal Creek wastewater reclamation facility. The revised permit requires compliance with effluent ammonia limitations, use of E. coli rather than fecal coliform as an indicator of effluent disinfection efficacy, and a more stringent (lower) effluent chlorine residual limitation. The revised permit requires us to comply with the new criteria by October 2014. Although we anticipate being able to comply with the revised permit, there can be no assurances that we will be able to comply with future requirements or that the cost of such compliance will be covered by the rate structure required by the Rangeview Water Agreements.
Contamination to our water supply may result in disruption in our services and litigation, which could adversely affect our business, operating results and financial condition.
Our water supplies are subject to contamination, including contamination from naturally occurring compounds, pollution from man-made sources and intentional sabotage. Our land at Sky Ranch and a portion of the Lowry Range have been leased for oil and gas exploration and development. Such exploration and development could expose us to additional contamination risks. In addition, we handle certain hazardous materials at our water treatment facilities, primarily sodium hypochlorite. Any failure of our operation of the facilities or any contamination of our supplies, including sewage spills, noncompliance with water quality standards, hazardous materials leaks and spills, and similar events could expose us to environmental liabilities, claims and litigation costs. If any of these events occur, we may have to interrupt the use of that water supply until we are able to substitute the supply from another source or treat the contaminated supply. We cannot assure you that we will successfully manage these issues, and failure to do so could have a material adverse effect on our future results of operations.

We may incur significant costs in order to treat the contaminated source through expansion of our current treatment facilities or development of new treatment methods. If we are unable to substitute water supply from an uncontaminated water source, or to adequately treat the contaminated water source in a cost-effective manner, there may be an adverse effect on our revenues, operating results and financial condition. The costs we incur to decontaminate a water source or an underground water system could be significant and could adversely affect our business, operating results and financial condition and may not be recoverable in rates.
We could also be held liable for consequences arising out of human exposure to hazardous substances in our water supplies or other environmental damage. For example, private plaintiffs could assert personal injury or other toxic tort claims arising from the presence of hazardous substances in our drinking water supplies. Although we have not been a party to any environmental or pollution-related lawsuits, such lawsuits have increased in frequency in recent years. If we are subject to an environmental or pollution-related lawsuit, we might incur significant legal costs, and it is uncertain whether we would be able to recover the legal costs from ratepayers or other third parties. Our insurance policies may not cover or provide sufficient coverage for the costs of these claims.
Our business is subject to seasonal fluctuations and weather conditions which could affect demand for our water service and our revenues.
We depend on an adequate water supply to meet the present and future demands of our local governmental customers and their end-use customers and to continue our expansion efforts. Conditions beyond our control may interfere with our water supply sources. Drought and overuse may limit the availability of water. These factors might adversely affect our ability to supply water in sufficient quantities to our customers and our revenues and earnings may be adversely affected. Additionally, cool and wet weather, as well as drought restrictions and our customers’ conservation efforts, may reduce consumption demands, also adversely affecting our revenue and earnings. Furthermore, freezing weather may contribute to water transmission interruptions caused by pipe and main breakage. If we experience an interruption in our water supply, it could have a material adverse effect on our financial condition and results of operations. Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with cooling systems, irrigation systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. If temperatures during the typically warmer months are cooler than expected or there is more rainfall than expected, the demand for our water may decrease and adversely affect our revenues.
A failure of the water wells or distribution networks that we own or control could result in losses and damages that may affect our financial condition and reputation.
We distribute water through a network of pipelines and store water in storage tanks. A failure of these pipelines or tanks could result in injuries and damage to property for which we may be responsible, in whole or in part. The failure of these pipelines or tanks may also result in the need to shut down some facilities or parts of our water distribution network in order to conduct repairs. Such failures and shutdowns may limit our ability to supply water in sufficient quantities to our customers and to meet the water delivery requirements prescribed by our contracts, which could adversely affect our financial condition, results of operations, cash flow, liquidity and reputation. Any business interruption or other losses might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.
Item 1B — Unresolved Staff Comments
None.
Item 2 — Properties
Corporate office — We occupy 1,200 square feet at a cost of $1,500, per month, at the address shown on the cover of this Form 10-K. We lease these premises pursuant to a three year operating lease agreement with a third party.
Water related assets — In addition to the water rights and adjudicated reservoir sites which are described in Item 1 — Our Water Assets, we also own a 500,000 gallon water tank, a deep water well and pump station, and four miles of water pipeline in Arapahoe County Colorado. Additionally, although owned by the District, we operate and maintain another 500,000 gallon deep water well, water tank and pump station, two alluvial wells, the District’s wastewater treatment plant, and water distribution and wastewater collection pipelines that serve customers located at the Lowry Range. These assets are used to provide service to our existing customers.

Land — We own 931 acres of land known as Sky Ranch which is described further in Item 1 — Our Water Assets — Sky Ranch. In addition, we own 17,500 acres of irrigated farm land in the Arkansas River Valley as described in Item 1 — Our Water Assets — Arkansas River Water.
Other equipment — We also own various water delivery fixtures located on our Arkansas River Valley properties. These items consist mainly of irrigation pumps, irrigation ditches, and irrigation pipelines as well as various structures and agricultural related buildings.
Item 3 — Legal Proceedings
None.
PART II
Item 5 — Market for Registrant’s Common Equity,
Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market Information
Our common stock is traded on the NASDAQ Capital Market under the symbol “PCYO”. The high and low sales prices of our common stock, by quarter, for the fiscal years ended August 31, 2011 and 2010 are presented with the Selected Quarterly Financial Information in Note 15 to the accompanying financial statements.
(b) Holders
On October 29, 2011, there were 500 holders of record of our common stock.
(c) Dividends
We have never paid any dividends on our common stock and expect for the foreseeable future to retain all of our earnings from operations, if any, for use in expanding and developing our business. Any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant. The terms of our Series B Preferred Stock prohibit payment of dividends on common stock unless all dividends accrued on the Series B Preferred Stock have been paid and require dividends to be paid on the Series B Preferred Stock if proceeds from the sale of Export Water Rights exceed $36,026,232. See Note 8 to the accompanying financial statements.
(d) Securities authorized for issuance under equity compensation plans

Table D - Securities Authorized for Issuance Under Equity Compensation Plans
Number of securities
remaining available for future
	Number of securities to	Weighted-average exercise	issuance under equity
	be issued upon exercise of	price of outstanding	compensation plans
	outstanding options,	options, warrants and	(excluding securities reflected
Plan category	warrants and rights	rights	in column (a)
	(a)	(b)	(c)
Equity compensation plans:
Approved by security holders	280,000	$6.10	1,285,811
Not approved by security holders	—	—	—

Total	280,000	$6.10	1,285,811

(e) Performance Graph 1
This graph compares the cumulative total return of our common stock for the last five fiscal years with the cumulative total return for the same period of the S&P 500 Index and a peer group index2. The graph assumes the investment of $100 in common stock in each of the indices as of the market close on August 31 and reinvestment of all dividends.

Cumulative Returns For the fiscal years ended August 31,
	2011	2010	2009	2008	2007	2006
Pure Cycle Corporation	$35.79	$36.40	$39.30	$73.04	$92.38	$100.00
S&P 500	$103.97	$87.74	$83.63	$102.31	$115.14	$100.00
Peer Group	$108.69	$95.96	$85.85	$91.89	$104.50	$100.00

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

(f) Recent Sales of Unregistered Securities; use of proceeds from registered securities
None.
(g) Purchase of equity securities by the issuer and affiliated purchasers
None.
Item 6 — Selected Financial Data

Table E - Selected Financial Data
	For the Fiscal Years Ended August 31,
In thousands (except per share data)	2011	2010	2009	2008	2007
Summary Statement of Operations items:
Total revenues	$282.1	$264.1	$260.2	$282.4	$265.7
Net loss	$(6,016.2)	$(5,391.3)	$(5,728.1)	$(6,926.7)	$(6,914.7)
Basic and diluted loss per share	$(0.26)	$(0.27)	$(0.28)	$(0.34)	$(0.37)
Weighted average shares outstanding	23,169	20,207	20,207	20,189	18,590

	As of August 31,
	2011	2010	2009	2008	2007
Summary Balance Sheet Information:
Current assets	$5,065.6	$1,819.6	$3,990.4	$5,502.2	$7,288.4
Total assets	$116,122.7	$106,377.8	$108,091.1	$109,899.4	$111,891.9
Current liabilities	$658.3	$171.3	$138.1	$163.9	$183.3
Long term liabilities	$68,174.0	$63,746.5	$60,183.8	$56,567.8	$53,863.8
Total liabilities	$68,832.3	$63,917.8	$60,321.9	$56,731.6	$54,047.1
Equity	$47,290.3	$42,460.0	$47,769.2	$53,167.8	$57,844.8
The following items had a significant impact on our operations:
•
In fiscal 2011, 2010, 2009 and 2008, respectively, we imputed $3.8 million, $3.6 million, $3.7 million and $4.4 million of interest related to the Tap Participation Fee payable to HP A&M. As described below, this represents the difference between the net present value and the estimated realizable value of the Tap Participation Fee, which is being charged to expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee. The Tap Participation Fee is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased from HP A&M.

•	In fiscal 2011, we acquired 931 acres of land known as Sky Ranch for $7.0 million.
•	In fiscal 2011, we sold a total of 3.8 million shares of common stock for a total of $10.8 million, which was used to acquire the Sky Ranch property and is being used for working capital.
•	In fiscal 2009, we recognized gains on the sale of non-irrigated land totaling $59,700.
•
In fiscal 2008 and 2007, respectively, we recognized $273,700 of losses and $1.04 million of gains related to the acquisition of certain Comprehensive Amendment Agreement No. 1 (the “CAA”) interests (explained further in Note 5 to the accompanying financial statements). In the 2007 acquisitions, certain of the parties were deemed related to the Company and therefore, $765,100 of this gain was recorded as a contribution of capital in fiscal 2007. The remaining $271,100 of gain is included in the statement of operations.

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
Our Business
We are a wholesale water and wastewater service provider that contracts to provide water and wastewater services to end-use customers of governmental entities and to commercial and industrial customers. We design, construct, operate and maintain water and wastewater systems using our balanced water portfolio consisting of surface and ground water supplies, surface and aquifer storage, and reclaimed water supplies. We generate cash flows and revenues by selling taps (connections) to our water and wastewater systems and/or through monthly service fees and consumption charges from metered deliveries.
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
The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the timing of revenue recognition, the impairment analysis of our water rights, valuation of the Tap Participation Fee, and share-based compensation. Below is a summary of these critical accounting policies.

Revenue Recognition
Our revenues consist mainly of tap fees and monthly service fees. As further described in Note 2 to the accompanying financial statements, proceeds from tap sales are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. We recognize tap fees derived from agreements for which we construct infrastructure others own as revenue, along with the associated costs of construction, pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the fiscal years ended August 31, 2011, 2010 or 2009.
Tap fees derived from agreements for which we own the infrastructure are recognized as revenue ratably over the estimated service life of the assets constructed with said fees. Although the cash will be received up-front and most construction will be completed within one year of receipt of the proceeds, revenue recognition may occur over 30 years or more. Management is required to estimate the service life, and currently the service life is based on the estimated useful accounting life of the assets constructed with the tap fees. The useful accounting life of the asset is based on management’s estimation of an accounting based useful life and may not have any correlation to the actual life of the asset or the actual service life of the tap. This is deemed a reasonable recognition life of the revenues because the depreciation of the assets constructed generating those revenues will therefore be matched with the revenues.
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
Our water assets will be utilized in the provision of water services which inevitably will encompass many housing and economic cycles. Our service capacities are quantitatively estimated based on an average single family home utilizing .4 acre feet of water per year. Our water supplies are legally decreed to us through the water court. The water court decree allocates a specific amount of water (subject to continued beneficial use) which historically has not changed. Thus, individual housing and economic cycles typically do not have an impact on the number of connections we can serve with our supplies or the amount of water legally decreed to us relating to these supplies.
We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.
Our Front Range and Arkansas River Water Rights
We determine the undiscounted cash flows for our Denver based assets and the Arkansas River Valley assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs, inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2011, and determined that our Denver based assets and our Arkansas River Valley assets are not impaired and their costs are deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g. Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. We estimate that we have the ability to provide water service to 180,000 SFE’s using our combined Rangeview Water Supply, Sky Ranch water and Arkansas River water assets which have a carrying value of $100.9 million as of August 31, 2011. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $22,500 and estimated gross margins, we estimate that we would need to add 8,300 new water connections (requiring 4.9% of our portfolio) to generate net revenues sufficient to recover the costs of our Rangeview Water Supply and Arkansas River water assets. If tap fees increase 5%, we would need to add 7,900 new water taps (requiring 4.7% of our portfolio) to recover the costs of our Rangeview Water Supply and Arkansas River water assets. If tap fees decrease 5%, we would need to add 8,700 new water taps (requiring 5.2% of our portfolio) to recover the costs of our Rangeview Water Supply and Arkansas River water assets.

Although changes in the housing market throughout the Front Range have delayed our estimated tap sale projections, these changes do not alter our water ownership, nor our service obligations to existing properties or the number of SFE’s we can service.
Our Paradise Water Rights
Every six years the Paradise Water Supply is subject to a finding of reasonable diligence review by the water court and the State Engineer. For a favorable finding we must demonstrate that we are diligently pursuing the development of the water rights. If we do not receive a favorable finding of reasonable diligence, our right to the Paradise Water Supply would be lost and we would be required to impair the Paradise Water Supply asset. The most recent diligence review was started in our fiscal 2005 and was completed in 2008, but not without objectors and not without us having to agree to certain stipulations to remove the objections. In order to continue to maintain the Paradise water right, by 2014 we must (i) select an alternative reservoir site; (ii) file an application in water court to change the place of storage; (iii) identify specific end users and place(s) of use of the water; and (iv) identify specific source(s) of the water rights for use. We fully intend to meet the stipulations by the date of the next diligence review.
For our Paradise Water Supply, we determined the undiscounted cash flows by estimating the proceeds we could derive from the leasing of the water rights to commercial, industrial, and agricultural users along the western slope of Colorado, and based on the impairment analysis we completed at August 31, 2011, we believe the Paradise Water Supply is not impaired and the costs are deemed recoverable.
Tap Participation Fee
As partial consideration for our Arkansas River water, we agreed to pay HP A&M 10% of the tap fees we receive from the next 40,000 water taps we sell from and after the date of the Arkansas River Agreement. As of August 31, 2011, 38,937 water taps remain subject to the Tap Participation Fee. The Tap Participation Fee is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased from HP A&M. The Tap Participation Fee liability is valued by estimating new home development in our service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver metropolitan area. This development pattern was then applied to projected future water tap fees determined by using historical water tap fee trends. Actual new home development in our service area and actual future tap fees inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee.
An important component in our estimate of the value of the Tap Participation Fee is that water tap fees will continue to increase in the coming years. Tap fees are market based and increases in tap fees reflect, among other things, the increasing costs to acquire and develop new water supplies. Tap fees thus are partially indicative of the increasing value of our water assets. We continue to assess the value of the Tap Participation Fee liability and update our valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. Based on updated new home activity in the Denver metropolitan area, we updated the estimated discounted cash flow analysis as of February 28, 2009. We completed an update to our analysis of the fair value of the Tap Participation Fee as of August 31, 2011. We determined that changes in the projected estimated discounted cash flows did not materially impact our February 28, 2009 fair value analysis. However, see Note 14 to the accompanying financial statements regarding a revaluation of the Tap Participation Fee subsequent to August 31, 2011.
As a result of events that occurred effective September 1, 2011, which are described in Note 14 to the accompanying financial statements, we will revalue the Tap Participation Fee during the three months ending November 30, 2011. Because these events did not occur until after August 31, 2011, none of the events noted above were deemed to have an impact on the August 31, 2011, Tap Participation Fee balance or the amount of interest expense imputed during the fiscal year ended August 31, 2011. The revaluation of the Tap Participation Fee does not impact the liability’s balance or imputed interest as reported in the accompanying financial statements as of August 31, 2011. Instead, changes to the valuation of the Tap Participation Fee impact the net realizable value and future imputed interest expense. See Note 14 to the accompanying financial statements for disclosures regarding the impact of the revaluation to the Tap Participation Fee effective September 1, 2011.

Obligations Payable by HP A&M
60 of the 80 properties we acquired pursuant to the Arkansas River Agreement are subject to outstanding promissory notes with principal and accrued interest totaling $10.0 million at August 31, 2011, and balloon payments totaling $5.5 million due within twelve months of August 31, 2011. These notes are secured by deeds of trust on the properties. We did not assume any of these promissory notes and are not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. However, in the event of default by HP A&M, we may make payments on any or all of the notes and cure any or all defaults. If we do not cure the defaults, we will lose the properties securing the defaulted notes and the water rights associated with said properties. If HP A&M defaults on any of the promissory notes, we can foreclose on a defined amount of Pure Cycle stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Although the likelihood of HP A&M defaulting on the notes is deemed remote, which is the primary reason these notes are not reflected on our balance sheet, we continue to monitor the status of the notes for any indications of default. We are not aware of any defaults by HP A&M as of August 31, 2011.
Share-based compensation
We estimate the fair value of share-based payment awards made to key employees and directors on the date of grant using the Black-Scholes option-pricing model. We then expense the fair value over the vesting period of the grant using a straight-line expense model. The fair value of share-based payments requires management to estimate/calculate various inputs such as the volatility of the underlying stock, the expected dividend rate, the estimated forfeiture rate and an estimated life of each option. We do not expect any forfeiture of option grants; therefore the compensation expense has not been reduced for estimated forfeitures. These assumptions are based on historical trends and estimated future actions of option holders and may not be indicative of actual events which may have a material impact on our financial statements. See Note 8 to the accompanying financial statements for further details on share-based compensation expense.
Results of operations
Executive Summary
The results of our operations for the fiscal years ended August 31, 2011, 2010 and 2009 were as follows:

Table F - Summary Results of Operations
				Change
	Fiscal Years Ended August 31,			2011-2010		2010-2009
	2011	2010	2009	$	%	$	%
Millions of gallons of water delivered	34.5	33.1	33.9	1.4	4%	(0.8)	-2%
Water revenues generated	$157,500	$140,700	$137,400	$16,800	12%	$3,300	2%
Water delivery operating costs incurred (excluding depreciation and depletion)	$51,900	$52,400	$54,700	$(500)	-1%	$(2,300)	-4%
Water delivery gross margin %	67%	63%	60%

Wastewater treatment revenues	$68,800	$67,600	$67,000	$1,200	2%	$600	1%
Wastewater treatment operating costs incurred	$19,200	$20,800	$20,200	$(1,600)	-8%	$600	3%
Wastewater treatment gross margin %	72%	69%	70%

General and administrative expenses	$2,212,000	$1,808,200	$1,942,200	$403,800	22%	$(134,000)	-7%

Net losses	$6,016,200	$5,391,300	$5,728,100	$624,900	12%	$(336,800)	-6%
Changes in Water and Wastewater Revenues
The Company generates revenues mainly from (i) one time water and wastewater tap fees, (ii) construction fees, and (iii) monthly wholesale water usage fees and wastewater service fees.

Fiscal 2011 compared to Fiscal 2010
Water deliveries increased 4% in fiscal 2011 compared to fiscal 2010 due mainly to less precipitation during the irrigation season resulting in more usage for outdoor irrigation and our initial sale of water to oil and gas companies for use in drilling and fracking oil wells. As a result of the increased water usage, as well as an increase in water usage fees effective July 1, 2010, we increased our water revenues 12% during fiscal 2011 compared to fiscal 2010. Our gross margin on delivering water (not including depletion charges) increased from 63% in fiscal 2010 to 67% in fiscal 2011, mainly as a result of the increased water usage and increased fees.
Wastewater fees increased 2% in fiscal 2011 compared to fiscal 2010, which is a result of increased monthly fees effective July 1, 2010. Our gross margin on treating wastewater increased from 69% in fiscal 2010 to 72% in fiscal 2011, mainly due to the increased fees.
Fiscal 2010 compared to Fiscal 2009
Water deliveries dropped 2% in fiscal 2010 because the District’s largest customer closed certain student housing facilities which in turn reduced its water usage. Despite the drop in water usage, water revenues increased 2% during fiscal 2010 primarily as a result of increased usage fees. Water delivery gross margin (not including depletion charges) increased from 60% in fiscal 2009 to 63% in fiscal 2010, mainly due to our efforts to manage costs. In addition, due to reductions in water usage, we were able to positively manage the energy usage at our facilities. Finally, the District increased water usage fees effective July 1, 2010.
Wastewater fees increased 1% in fiscal 2010, which is a result of increased monthly fees effective July 1, 2010. Wastewater gross margins decreased from 70% in fiscal 2009 to 69% in fiscal 2010, which was not a material change.
General and Administrative Expenses
Table G details significant items, and changes, included in our General and Administrative Expenses (“G&A Expenses”) as well as the impact that share-based compensation has on our G&A Expenses for the fiscal years ended August 31, 2011, 2010 and 2009, respectively.

Table G - G&A Expenses
				Change
	Fiscal Years Ended August 31,			2011-2010		2010-2009
	2011	2010	2009	$	%	$	%
Significant G&A Expense items:
Salary and salary related expenses	$807,400	$606,600	$814,800	$200,800	33%	$(208,200)	-26%
FLCC water assessment fees	472,400	362,800	339,300	109,600	30%	23,500	7%
Professional fees	330,400	244,500	292,100	85,900	35%	(47,600)	-16%
Fees paid to directors including insurance	144,100	124,100	144,100	20,000	16%	(20,000)	-14%
Costs associated with Sky Ranch	136,500	—	—	136,500	100%	—	0%
Public entity related expenses	92,500	74,300	61,100	18,200	24%	13,200	22%
Consulting fees	11,600	55,700	83,700	(44,100)	-79%	(28,000)	-33%
All other compenents of G&A combined	217,100	340,200	207,100	(123,100)	-36%	133,100	64%

G&A Expenses as reported	$2,212,000	$1,808,200	$1,942,200	$403,800	22%	$(134,000)	-7%
Share-based compensation	(94,500)	(87,600)	(325,500)	(6,900)	8%	237,900	-73%

G&A Expenses less share-based compensation	$2,117,500	$1,720,600	$1,616,700	$396,900	23%	$103,900	6%

Note — salary and salary related expenses excluding share-based compensation:
Salary and salary related expenses	$712,800	$518,900	$489,300	$193,900	37%	$29,600	6%
Fiscal 2011 compared to Fiscal 2010
Salary and related expenses increased mainly as a result of bonuses paid to management following the successful completion of the financing and acquisition of the Sky Ranch property. As noted on the bottom line of Table G, salary and related expenses excluding share-based compensation expenses increased 37% during fiscal 2011 compared to fiscal 2010, mainly as a result of the employee bonuses noted above. Stock based compensation expenses increased 8% during fiscal 2011 compared to fiscal 2010 due to higher stock prices (which result in higher fair values of options per the Black-Scholes option valuation model) and additional options granted to a new board member in fiscal 2011.
FLCC water assessment fees are the fees we pay for our share of the maintenance of the Fort Lyon Canal in the Arkansas River Valley. The fees are approved by the shareholders of the FLCC. The FLCC fees increased 30% during fiscal 2011 compared to fiscal 2010 as a result of the purchase of project water by the FLCC during our fiscal 2011, which was approved by the FLCC shareholders. As of August 31, 2011, we hold approximately 26% of the voting shares of the FLCC.

Professional fees (mainly legal and accounting fees) increased 35% during fiscal 2011 compared to fiscal 2010 mainly as a result of additional legal fees incurred in connection with the financing and acquisition of Sky Ranch that could not be capitalized as part of the acquisition and our continued work with the Land Board regarding the development at the Lowry Range.
Fees paid to our board of directors in fiscal 2011 include $45,000 for premiums related to our directors and officers insurance policy (this amount is unchanged from fiscal 2010). The remaining fees of $99,100 represent amounts paid to our board members for annual and meeting attendance fees which increased 25% from fiscal 2010, mainly as a result of an additional board member in fiscal 2011 as well as additional meetings held to discuss the financing and acquisition of Sky Ranch.
Costs associated with Sky Ranch include various consulting fees incurred to assist us with the beginning phases of marketing the property to home builders/developers and property taxes. These costs did not exist in fiscal 2010 as we acquired the property during fiscal 2011.
Costs associated with being a corporation and costs associated with being a publicly traded entity increased 24% during fiscal 2011 compared to fiscal 2010 primarily due to additional fees paid to NASDAQ as a result of increases in the number of outstanding shares of our common stock.
Consulting fees decreased entirely due to the decrease in use of consultants as a result of the withdrawal of the developer from the Lowry Range development project.
All other G&A Expenses are comprised of typical operating expenses and decreased 36% during fiscal 2011 compared to fiscal 2010 as a result of management’s continued efforts to reduce costs.
Fiscal 2010 compared to Fiscal 2009
Salary and salary related expenses increased during fiscal 2010 compared to fiscal 2009 mainly as a result of the addition of a new employee to manage our farm interests in the Arkansas River Valley in southern Colorado. We incur half of the farm manager’s salary and HP A&M incurs the remaining half.
FLCC fees increased 7% during fiscal 2010 compared to fiscal 2009 as a result of the purchase of project water by the FLCC during our fiscal 2010, which was approved by the FLCC shareholders.
Fees paid to our board of directors in fiscal 2010 include $45,000 for premiums related to our directors and officers insurance policy. The remaining fees of $79,100 represent amounts paid to our board members for annual and meeting attendance fees, which decreased 20% during fiscal 2010 compared to fiscal 2009. Annual retainer and meeting fees paid to the directors decreased primarily because one of our board members did not stand for reelection.
Professional fees (legal and accounting) decreased from 2009 to 2010 as a result of our reduced use of legal counsel as a result of the withdrawal of the developer from the Lowry Range development project and less activity in water court.
Costs associated with being a corporation and costs associated with being a publicly traded entity increased 22% during fiscal 2010 compared to fiscal 2009 mainly as a result of our implementing the electronic proxy rules for our 2010 annual meeting of shareholders.
Consulting fees decreased entirely due to the decrease in use of consultants as a result of the withdrawal of the developer from the Lowry Range development project.

Other Income and Expense Items

Table I - Other Items
				Change
	For the Fiscal Years Ended August 31,			2011-2010		2010-2009
	2011	2010	2009	$	%	$	%
Other expense items:
Depreciation and depletion expense	$300,800	$255,100	$381,700	$45,700	18%	$(126,600)	-33%
Imputed interest expense	$3,847,000	$3,620,000	$3,733,000	$227,000	6%	$(113,000)	-3%

Other income items:
Oil and gas payments recognized	$199,300	$—	$—	$199,300	100%	$—	$0%
Interest income	$53,100	$67,400	$84,600	$(14,300)	-21%	$(17,200)	-20%
Depreciation and depletion increased 18% during fiscal 2011 compared to fiscal 2010 due mainly to us beginning depreciation of certain costs related to the Sky Ranch acquisition. Depreciation and depletion decreased 33% during fiscal 2010 compared to fiscal 2009 due entirely to the Arkansas River water acquisition costs being fully depreciated as of August 31, 2009.
Imputed interest expense represents the expensed portion of the difference between the relative fair value of the Tap Participation Fee liability payable to HP A&M and the net present value of the liability recognized under the effective interest method. The changes in the imputed interest expense in each of the years presented are a result of the updated valuations performed in the first quarter of fiscal 2008 and the second quarter of fiscal 2009, which are explained in greater detail in Note 7 to the accompanying financial statements. These imputed interest charges account for 64%, 67% and 65% of our total reported net losses for the fiscal years ended August 31, 2011, 2010 and 2009, respectively.
The majority of the $199,300 of oil and gas lease payments recognized in fiscal 2011 represents a portion of the up-front payment received on March 10, 2011, upon the signing of the O&G Lease and the Surface Use Agreement with Anadarko. During the fiscal year ended August 31, 2011, we received an up-front payment of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property. The oil and gas rights under the remaining 304 acres at Sky Ranch were already owned by Anadarko. We deferred immediate recognition of the up-front payment, but began recognizing the up-front payment in income over the initial three year term of the O&G Lease beginning March 10, 2011. We also received $9,300 from Anadarko pursuant to the Surface Use Agreement. As of August 31, 2011, we have deferred recognition of $1.05 million of income related to the O&G Lease.
Interest income represents interest earned on the temporary investment of capital in cash equivalents or available-for-sale securities, interest accrued on the note payable by the District and interest accrued on the Special Facilities construction proceeds receivable from the County. The decreases from fiscal 2009 to fiscal 2011 are due to a significant decline in interest rates due to the recessionary economy.
Liquidity, capital resources and financial position
At August 31, 2011, our working capital, defined as current assets less current liabilities, was $4.4 million, which included $4.7 million in cash, cash equivalents and marketable securities. As of the date of the filing of this annual report on Form 10-K, we have an effective shelf registration statement pursuant to which we may elect to sell up to another $4.45 million of stock at any time and from time to time. We believe that as of the date of the filing of this annual report on Form 10-K and as of August 31, 2011, we have sufficient working capital to fund our operations for the next fiscal year. See, however, the Risk Factors in Item 1A above.
We anticipate providing additional water to oil and gas companies for drilling and fracking oil wells in the Niobrara Formation beginning in our fiscal 2012. To meet this increased demand, we expect to drill up to four new deep water wells at a combined cost of $2.4 million over the next 24 months. As of August 31, 2011, we have not entered into any contracts related to drilling these proposed water wells.
Pursuant to the Arkansas River Agreement, we agreed to pay HP A&M 10% of the tap fees we receive from the next 40,000 water taps we sell from and after the date of the Arkansas River Agreement. As of August 31, 2011, there are 38,937 taps that remain subject to the Tap Participation Fee. Effective September 1, 2011, HP A&M elected to increase the percentage payable per water tap from 10% to 20% and therefore the number of taps subject to the Tap Participation Fee decreased by 50% to 19,468 taps. See Note 7 and Note 14 to the accompanying financial statements for additional information on the Tap Participation Fee.

We are obligated to pay the FLCC annual water assessment charges. These are the charges assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal. The payments are payable to the FLCC each calendar year. In December 2009, the board and shareholders of the FLCC approved an increase in the calendar 2010 assessments from $14.40 per share to $15.00 per share, resulting in an increase in our water assessments from $315,000 per year to $335,000 per year. There was no increase in the FLCC assessments in 2011. Additionally, during 2011 and 2010 the FLCC shareholders approved project water purchases for use in the Fort Lyon Canal. Based on the number of shares we own of the FLCC, our share of the project water purchases during the twelve months ended August 31, 2011 and 2010, was $133,300 and $7,000, respectively.
To comply with the Clean Water Act, we anticipate changing our method of treating wastewater by the year 2014. This will require future additional capital investments that we currently estimate will cost between $400,000 and $500,000. As of August 31, 2011, we have not entered into any contracts related to these capital improvements and do not anticipate incurring any of these costs in the next twelve months.
Summary Cash Flows Table

Table J - Summary Cash Flows Table
				Change
	For the Fiscal Years Ended August 31,			2011-2010		2010-2009
	2011	2010	2009	$	%	$	%
Cash (used) provided by:
Operating acitivites	$(623,200)	$(1,584,600)	$(1,482,500)	$961,400	-61%	$(102,100)	7%
Investing activities	$(9,996,100)	$806,900	$(3,070,900)	$(10,803,000)	-1339%	$3,877,800	-126%
Financing activities	$10,679,100	$84,600	$19,500	$10,594,500	12523%	$65,100	334%
Changes in Operating Activities
Operating activities include revenues we receive from the sale of wholesale water and wastewater services, costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.
Cash used by operations in fiscal 2011 decreased 61% compared to fiscal 2010, which was due mainly to the receipt of $1.2 million from Anadarko pursuant to the O&G Lease. Cash used by operations in fiscal 2010 decreased 7% compared to fiscal 2009 due mainly to timing of cash receipts and payments (i.e. receipt of cash against trade receivables and payment of trade payables) and decreased interest income.
We will continue to provide wholesale domestic water and wastewater services to customers in our service area and we will continue to operate and maintain our water and wastewater systems with our own employees.
Changes in Investing Activities
We continue to incur legal and engineering fees associated with our water rights, and we continue to invest in the right-of-way permit fees to the Department of Interior Bureau of Land Management and legal and engineering costs for our Paradise Water Supply.
Investing activities in fiscal 2011 consisted of our acquisition of Sky Ranch, which required $6.8 million during the year ended August 31, 2011, and the purchase of $6.4 million of marketable securities, which was offset by the sale/maturity of $3.2 million of marketable securities. Investing activities in fiscal 2010 consisted primarily of the sale/maturity of $1.5 million of marketable securities offset by $735,000 of escrow and related expenses pertaining to the Sky Ranch acquisition. Investing activities in fiscal 2009 consisted mainly of the purchase of marketable securities of $3.0 million and the capitalization of $110,400 related to investments in water systems.

Changes in Financing Activities
Financing activities in fiscal 2011 consisted mainly of the sale of $5.4 million of common stock pursuant to our effective shelf registration and the issuance of the $5.2 million Convertible Note — Related Party (see Note 4 to the accompanying financial statements). Proceeds from both financings were used to finance the acquisition of Sky Ranch and provide additional working capital. The Convertible Note — Related Party was converted into common stock in January 2011. Additionally, we received $82,200 from the County pursuant to the County Agreement (see Note 4 to the accompanying financial statements). Financing activities in fiscal 2010 consisted mainly of $89,000 of payments received from the County on the construction note. Financing activities in fiscal 2009 consisted mainly of $82,200 of payments received from the County on the construction note, offset by $59,700 of Tap Participation Fee payments made to HP A&M related to the sale of non-irrigated land.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist entirely of the contingent portion of the CAA which is $2.3 million, as described in Note 5 to the accompanying financial statements. The contingent liability is not reflected on our balance sheet because the obligation to pay this is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.
Recently Adopted and Issued Accounting Pronouncements
See Note 2 to the accompanying financial statements for recently adopted and issued accounting pronouncements.
Total Contractual Cash Obligations

Table K - Contractual Cash Obligations
		Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Contractual obligations
Operating lease obligations	$40,600	$17,400	$23,200	(a)	(a)
Participating Interests in Export Water	1,212,200	(b)	(b)	(b)	(b)
Tap Participation Fee payable to HP A&M	113,147,700	(c)	(c)	(c)	(c)

Total	$114,400,500	$17,400	$23,200	$—	$—

(a)	Our only operating lease is related to our office space. We signed this lease on December 28, 2010. It is a three year lease with monthly lease payments of $1,500 per month.

(b)
The participating interests liability is payable to the CAA holders upon the sale of Export Water, and therefore, the timing of the payments is uncertain and not reflected in the above table by period.

(c)
The Tap Participation Fee payable to HP A&M is payable upon the sale of water taps. Because the timing of these water tap sales is not fixed and determinable, the estimated payments are not reflected in the above table by period. The amount listed above includes an unamortized discount of $48.2 million. The Tap Participation Fee is described in greater detail in Note 7 to the accompanying financial statements.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk
General
We have limited exposure to market risks from instruments that may impact our balance sheets, statements of operations, and statements of cash flows. Such exposure is due primarily to changing interest rates.
Interest Rates
The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of August 31, 2011, the majority of our capital is invested in certificates of deposit with stated maturities and locked interest rates and therefore is not subject to interest rate fluctuations. We have no investments denominated in foreign country currencies, and therefore our investments are not subject to foreign currency exchange risk.

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Pure Cycle Corporation
We have audited the accompanying balance sheets of Pure Cycle Corporation as of August 31, 2011 and 2010, and the related statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended August 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation as of August 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
/s/ GHP HORWATH, P.C.
Denver, Colorado
November 14, 2011

PURE CYCLE CORPORATION
BALANCE SHEETS

	August 31, 2011	August 31, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$71,795	$12,017
Marketable securities	4,588,535	1,435,054
Trade accounts receivable	98,484	71,155
Prepaid expenses	242,000	236,627
Current portion of construction proceeds receivable	64,783	64,783

Total current assets	5,065,597	1,819,636

Investments in water and water systems, net	106,472,051	102,931,347
Land — Sky Ranch	3,743,305	—
Construction proceeds receivable, less current portion	292,493	351,791
Note receivable — related party:
Rangeview Metropolitan District, including accrued interest	531,873	519,834
Escrow and other items related to the Sky Ranch acquisition	—	735,000
Other assets	17,333	20,146

Total assets	$116,122,652	$106,377,754

LIABILITIES:
Current liabilities:
Accounts payable	$69,330	$44,818
Accrued liabilities	118,649	70,704
Deferred revenues	55,800	55,800
Deferred oil and gas lease payment	414,480	—

Total current liabilities	658,259	171,322

Deferred revenues, less current portion	1,334,503	1,390,305
Deferred oil and gas lease payment, less current portion	638,990	—
Participating Interests in Export Water Supply	1,212,232	1,214,799
Tap Participation Fee payable to HP A&M, net of $48.2 million and $52.0 million discount, respectively	64,988,329	61,141,329

Total liabilities	68,832,313	63,917,755

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B — par value $.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 24,037,596 and 20,206,566 shares outstanding, respectively	80,130	67,360
Additional paid-in capital	103,176,607	92,341,555
Accumulated comprehensive loss	(2,903)	(1,580)
Accumulated deficit	(55,963,928)	(49,947,769)

Total shareholders’ equity	47,290,339	42,459,999

Total liabilities and shareholders’ equity	$116,122,652	$106,377,754

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended August 31,
	2011	2010	2009
Revenues:
Metered water usage	$157,497	$140,677	$137,431
Wastewater treatment fees	68,833	67,626	66,976
Special facility funding recognized	41,508	41,508	41,508
Water tap fees recognized	14,296	14,296	14,296

Total revenues	282,134	264,107	260,211

Expenses:
Water service operations	(51,882)	(52,439)	(54,668)
Wastewater service operations	(19,224)	(20,805)	(20,162)
Depletion and depreciation	(88,587)	(88,564)	(88,576)

Total cost of revenues	(159,693)	(161,808)	(163,406)

Gross margin	122,441	102,299	96,805

General and administrative expenses	(2,212,026)	(1,808,167)	(1,942,225)
Depreciation	(212,184)	(166,513)	(293,113)

Operating loss	(2,301,769)	(1,872,381)	(2,138,533)

Other income (expense):
Oil and gas lease	199,257	—	—
Interest income	53,133	67,432	84,636
Other	31,887	24,283	(844)
Gain on sale of assets	—	9,404	59,671
Interest expensed on Convertible Note — Related Party	(151,667)	—	—
Interest imputed on the Tap Participation Fees payable to HP A&M	(3,847,000)	(3,620,000)	(3,733,000)

Net loss	$(6,016,159)	$(5,391,262)	$(5,728,070)

Net loss per common share — basic and diluted	$(0.26)	$(0.27)	$(0.28)

Weighted average common shares outstanding — basic and diluted	23,168,450	20,206,566	20,206,566

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Total
August 31, 2008 balance:	432,513	$433	20,206,566	$67,360	$91,928,398	$—	$(38,828,437)	$53,167,754
Share-based compensation	—	—	—	—	325,518	—	—	325,518
Unrealized gain on investments	—	—	—	—	—	3,986	—	3,986
Net loss	—	—	—	—	—	—	(5,728,070)	(5,728,070)

Comprehensive loss								(5,724,084)

August 31, 2009 balance:	432,513	433	20,206,566	67,360	92,253,916	3,986	(44,556,507)	47,769,188
Share-based compensation	—	—	—	—	87,639	—	—	87,639
Unrealized loss on investments	—	—	—	—	—	(5,566)	—	(5,566)
Net loss	—	—	—	—	—	—	(5,391,262)	(5,391,262)

Comprehensive loss								(5,396,828)

August 31, 2010 balance:	432,513	$433	20,206,566	$67,360	$92,341,555	$(1,580)	$(49,947,769)	$42,459,999
Sale of common stock, less fees and expenses of approximately $145,200	—	—	1,848,931	$6,163	$5,395,442	—	—	5,401,605
Issuance of restricted common stock upon conversion of Convertible Debt	—	—	1,982,099	$6,607	$5,345,060	—	—	5,351,667
Share-based compensation	—	—	—	—	94,550	—	—	94,550
Unrealized loss on investments	—	—	—	—	—	(1,323)	—	(1,323)
Net loss	—	—	—	—	—	—	(6,016,159)	(6,016,159)

Comprehensive loss								(6,017,482)

August 31, 2011 balance:	432,513	$433	24,037,596	$80,130	$103,176,607	$(2,903)	$(55,963,928)	$47,290,339

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended August 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(6,016,159)	$(5,391,262)	$(5,728,070)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest on Tap Participation Fees payable to HP A&M	3,847,000	3,620,000	3,733,000
Depreciation, depletion and other non-cash items	297,212	258,872	390,794
Interest expensed on Convertible Note — Related Party	151,667	—	—
Share-based compensation expense	94,550	87,639	325,518
Gain on sale of fixed assets	—	(9,404)	(59,671)
Interest added to note receivable — related party
Rangeview Metropolitan District	(12,039)	(12,039)	(12,996)
Interest added to construction proceeds receivable	(22,899)	(26,343)	(29,588)
Changes in operating assets and liabilities:
Trade accounts receivable	(27,329)	(7,761)	8,007
Interest receivable and prepaid expenses	(5,373)	(81,699)	(27,910)
Accounts payable and accrued liabilities	72,457	33,226	(25,767)
Deferred income — oil and gas lease	1,053,470	—	—
Deferred revenues	(55,802)	(55,803)	(55,802)

Net cash used for operating activities	(623,245)	(1,584,574)	(1,482,485)

Cash flows from investing activities:
Sales and maturities of marketable securities	3,202,373	1,561,588	—
Purchase of marketable securities	(6,357,177)	—	(2,998,222)
Investments in water, water systems and land	(6,841,255)	(19,649)	(110,354)
Sale of property and equipment	—	10,000	59,671
Other investing activities	—	(10,000)	(7,000)
Escrow payment for Sky Ranch acquisition	—	(735,000)	—
Purchase of property and equipment	—	—	(14,992)

Net cash (used) provided by investing activities	(9,996,059)	806,939	(3,070,897)

Cash flows from financing activities:
Net proceeds from equity offering	5,401,606	—	—
Issuance of Convertible Note — Related Party	5,200,000	—	—
Arapahoe County construction proceeds	82,196	89,046	82,196
Payments to contingent liability holders	(4,720)	(4,477)	(3,033)
Tap Participation Fee payments to HP A&M	—	—	(59,671)

Net cash provided by financing activities	10,679,082	84,569	19,492

Net change in cash and cash equivalents	59,778	(693,066)	(4,533,890)
Cash and cash equivalents — beginning of year	12,017	705,083	5,238,973

Cash and cash equivalents — end of year	$71,795	$12,017	$705,083

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009
NOTE 1: ORGANIZATION
Pure Cycle Corporation (the “Company”) was incorporated in Delaware in 1976 and reincorporated in Colorado in 2008. The Company owns water assets in the Denver, Colorado metropolitan area, in the Arkansas River Valley in southern Colorado, and on the western slope of Colorado. The Company is currently using its water assets located in the Denver metropolitan area to provide wholesale water and wastewater services to customers located in the Denver metropolitan area.
The Company provides a full line of water and wastewater services which includes designing and constructing water and wastewater systems as well as operating and maintaining such systems. The Company’s business focus is to provide wholesale water and wastewater services, predominately to local governmental entities, which provide services to their end-use customers throughout the Denver metropolitan area as well as along the Colorado Front Range.
The Company believes it has sufficient working capital and financing sources to fund its operations for at least the next fiscal year, because at August 31, 2011, the Company had $4.7 million of cash, cash equivalents and marketable securities, and $4.4 million of working capital.
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
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a high quality financial institution in an account which as of August 31, 2011, did not exceed federally insured limits. At various times during the year ended August 31, 2011, the Company’s main operating account exceeded federally insured limits.
Financial Instruments — Concentration of Credit Risk and Fair Value
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and marketable securities. The Company places its cash equivalents and investments with high quality financial institutions. At various times throughout the year ended August 31, 2011, cash deposits have exceeded federally insured limits. The Company invests its idle cash primarily in certificates of deposit, money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009
Current Assets and Liabilities
The amounts reported on the balance sheets for cash and cash equivalents, trade receivables, trade payables and accrued liabilities approximate their fair values because of the relatively short maturity of these instruments.
The amount reported on the balance sheets for marketable securities represents the fair value of the underlying instruments as reported by the financial institutions where the funds are held as of August 31, 2011 and 2010. The Company has recorded net unrealized losses on its marketable securities of $2,900 and $1,600 at August 31, 2011 and August 31, 2010, respectively. The Company did not realize any gains or losses on its marketable securities during each of the three years ended August 31, 2011, 2010 and 2009.
Notes Receivable and Construction Proceeds Receivable
The amounts reported on the balance sheet for the Company’s notes receivable and construction proceeds receivable approximate their fair values as they bear interest at rates which are comparable to current market rates.
Long-term Financial Liabilities
The Comprehensive Amendment Agreement No. 1 (the “CAA” as described in Note 5 below) is comprised of a recorded balance and an off-balance sheet or “contingent” obligation associated with the Company’s acquisition of its Rangeview Water Supply (defined in Note 4 below). The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (defined in Note 4 below). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value.
The recorded balance of the “Tap Participation Fee” liability (as described below) is its estimated fair value determined by projecting new home development in the Company’s targeted service area over an estimated development period
Cash Flows
The Company did not pay any interest or income taxes during the fiscal years ended August 31, 2011, 2010 and 2009, respectively.
Marketable Securities
At August 31, 2011, the Company’s marketable securities are comprised entirely of certificates of deposit maintained at various financial institutions, each of which have invested balances below federally insured limits and pay interest at stated rates through maturity. The certificates mature at various dates through May 2013; however, these securities represent temporary investments and it is management’s intent to hold these securities available for current operations and not hold them until maturity, therefore they are classified as available-for-sale securities and are recorded at fair value. The Company has no investments in equity instruments.
The Company’s marketable securities are recorded as available-for-sale and therefore any unrecognized changes in the fair value of these marketable securities is included as a component of accumulated comprehensive income (loss).
Accounts receivable
The Company records accounts receivable net of allowances for uncollectible accounts. There were no allowances for uncollectible accounts as of August 31, 2011 or 2010. Any allowance for uncollectible accounts would be determined based on specific review of past due accounts.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the eventual use of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company believes there are no impairments in the carrying amounts of its long-lived assets at August 31, 2011.
Capitalized Costs of Water and Wastewater Systems and Depreciation and Depletion Charges
Costs to construct water and wastewater systems that meet the Company’s capitalization criteria are capitalized as incurred, including interest, and depreciated on a straight-line basis over their estimated useful lives of up to thirty years. The Company capitalizes design and construction costs related to construction activities and it capitalizes certain legal, engineering and permitting costs relating to the adjudication and improvement of its water assets.
The Company depletes its water assets that are being utilized on the basis of units produced (i.e. thousands of gallons sold) divided by the total volume of water adjudicated in the water decrees.
Tap Participation Fee Liability and Imputed Interest Expense
The Tap Participation Fee liability, as described in greater detail in Note 7, represents the discounted fair value of the amounts the Company estimates it will pay High Plains A&M, LLC (“HP A&M”) pursuant to the Asset Purchase Agreement (the “Arkansas River Agreement” described in Note 4). The Company imputes interest expense on the unpaid Tap Participation Fee using the effective interest method over the estimated development period utilized in the valuation of the liability. The Company imputed interest of $3.8 million, $3.6 million and $3.7 million during the years ended August 31, 2011, 2010 and 2009, respectively.
The Tap Participation Fee is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the years ended August 31, 2011 or 2010. As of August 31, 2011, 38,937 water taps remain subject to the Tap Participation Fee.
Revenue Recognition
The Company generates revenues mainly from (i) one time water and wastewater tap fees, (ii) construction fees, and (iii) monthly wholesale water usage fees and wastewater service fees. Because these items are separately delivered, the Company accounts for each of the items separately, as described below.
Tap and Construction Fees
Tap fees, also called system development fees, are received in advance, are non-refundable and are typically used to fund construction of certain facilities and defray the acquisition costs of obtaining water rights.
Construction fees are fees used by the Company to construct assets that are typically required to be constructed by developers or home builders.
Proceeds from tap fees and construction fees are deferred upon receipt and recognized in income either upon completion of construction of infrastructure or ratably over time, depending on whether the Company owns the infrastructure constructed with the proceeds or a customer owns the infrastructure constructed with the proceeds.
Tap and construction fees derived from agreements in which the Company will not own the assets constructed with the fees are recognized as revenue using the percentage-of-completion method. Costs of construction of the assets when the Company will not own the assets are recorded as construction costs.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009
Tap and construction fees derived from agreements for which the Company will own the infrastructure are recognized as revenues ratably over the estimated accounting service life of the facilities constructed, starting at completion of construction, which could be in excess of thirty years. Costs of construction of the assets when the Company will own the assets are capitalized and depreciated over their estimated economic lives.
In August 2005, the Company entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”) to provide water service to the County’s Fairgrounds (the “Fairgrounds”). Pursuant to the County Agreement, the Company sold the County 38.5 water taps for consideration of $567,490. In July 2006, upon completion of the construction of the “Wholesale Facilities” (which were paid for with the water tap fee proceeds), the Company began ratably recognizing $428,000 of water tap fees into income. The $428,000 is the net of the water tap fees received by the Company of $567,490, decreased by (i) royalties to the Colorado State Board of Land Commissioners (the “Land Board” which owns the “Lowry Range”) of $34,522; and (ii) 65% of the total payments made to external CAA holders or $104,136. In each of the three fiscal years ended August 31, 2011, 2010 and 2009, the Company recognized $14,300 of tap fee revenue. At August 31, 2011, $356,200 of these tap fees are still deferred.
The Company recognized $41,500 of “Special Facilities” funding as revenue in each of the three fiscal years ended August 31, 2011, respectively. These construction revenues also relate to the County Agreement entered into in August 2005.
As of August 31, 2011, the Company has deferred recognition of $1.4 million of tap and construction fee revenue from the County, which will be recognized as revenue ratably through 2036.
In addition to the tap fee revenues and the construction revenues, the Company also records interest income from the County using the effective interest method. Pursuant to the County Agreement, the County is making payments to the Company totaling $82,200 per year for the construction of the Special Facilities at the Fairgrounds. These payments will continue through 2015 and include interest at 6% per annum. The Company recognized $22,900, $26,300 and $30,200 of interest income from the County during the fiscal years ended August 31, 2011, 2010 and 2009, respectively.
Monthly Wholesale Usage and Service Fees
Monthly wholesale water usage charges are assessed to the Company’s customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent (“SFE”) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company’s water or wastewater systems similar to the demand of a family of four persons living in a single family house on a standard sized lot. One SFE is assumed to have a water demand of approximately 0.4 acre feet per year and to contribute wastewater flows of approximately 300 gallons per day. Water usage pricing uses a tiered pricing structure. The Company recognizes wholesale water usage revenues upon delivering water to its customers or its governmental customers’ end-use customers, as applicable. The water revenues recognized by the Company are shown net of royalties to the Land Board and, when applicable, amounts retained by the Rangeview Metropolitan District (the “District”).
The Company recognizes wastewater processing revenues monthly based on flat fees assessed per SFE. The monthly wastewater service fees are shown net of amounts retained by the District.
Amounts recognized for water and wastewater services during the fiscal years ended August 31, 2011, 2010 and 2009, are presented in the statements of operations.
Costs of delivering water and providing wastewater service to customers are recognized as incurred.
The Company delivered 34.5 million, 33.1 million and 33.9 million gallons of water to customers during the fiscal years ended August 31, 2011, 2010 and 2009, respectively.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009
Royalty and other obligations
Revenues from the sale of Export Water are shown net of royalties payable to the Land Board. Revenues from the sale of water on the “Lowry Range” (defined below) are shown net of the royalties to the Land Board and the amounts retained by the District.
Oil and Gas Lease Payments
As further described in Note 4 below, on March 10, 2011, the Company entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”) a wholly owned subsidiary of Anadarko Petroleum Company. Pursuant to the O&G Lease, during the year ended August 31, 2011, the Company received an up-front payment of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its Sky Ranch property. The Company began recognizing the up-front payment from Anadarko as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. During the year ended August 31, 2011, the Company recognized $190,000 of income related to the up-front payments received pursuant to the O&G Lease.
As of August 31, 2011, the Company has deferred recognition of $1,053,500 of income related to the O&G Lease, which will be recognized into income ratably through February 2014.
Share-based Compensation
The Company maintains a stock option plan for the benefit of its employees and directors. The Company records share-based compensation costs which are measured at the grant date based on the fair value of the award and are recognized as expense over the applicable vesting period of the stock award using the straight-line method. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options during the fiscal years ended August 31, 2011 and 2010 had no impact on the income tax provisions.
The Company recognized $94,600, $87,600 and $325,500 of share-based compensation expenses during the fiscal years ended August 31, 2011, 2010 and 2009, respectively.
Income Taxes
The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company does not have any significant unrecognized tax benefits as of August 31, 2011.
The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2008 through fiscal 2011. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At August 31, 2011, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the fiscal years ended August 31, 2011, 2010 or 2009.
Loss per Common Share
Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 280,100, 262,600 and 250,100 common share equivalents as of August 31, 2011, 2010 and 2009, respectively, and 1.9 million shares underlying the “Convertible Note — Related Party” (defined in Note 4 below), prior to conversion, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009
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
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 (March 1, 2012 for the Company). The Company does not expect the adoption of ASU 2011-04 to have a material impact on its results of operations, financial condition, or cash flows.
In February 2010, the FASB issued ASU 2010-09, “Business Combinations (Topic 805), Disclosure of Supplementary Pro forma Information for Business Combinations a consensus of the FASB Emerging Issues Task Force” (“ASC 2010-29”), which requires that a Securities and Exchange Commission (“SEC”) filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance did not have a material effect on the Company’s financial statements.
In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (September 1, 2011 for the Company). As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.
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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009
In June 2009, the FASB issued ASU 2009-17, “Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17, which amends ASC 810-10, “Consolidation", prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model. The new model identifies two primary characteristics of a controlling financial interest: (1) the interest provides a company with the power to direct significant activities of the VIE, and (2) the interest obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. ASU 2009-17 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. ASU 2009-17 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, which for the Company was September 1, 2010. The adoption of this guidance did not have an impact on the Company’s results of operations, financial position or cash flows.
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.
NOTE 3 — FAIR VALUE MEASUREMENTS
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
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had none of these instruments at August 31, 2011.
Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had one Level 2 asset at August 31, 2011, its marketable securities. The Company’s principal markets for these securities are the secondary institutional markets and valuations are based on observable market data in those markets.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at August 31, 2011, the Tap Participation Fee liability, which is described in greater detail in Note 2 and Note 7.
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
Level 3 Liability — Tap Participation Fee. The Company’s Tap Participation Fee liability is the Company’s only financial liability measured on a non-recurring basis. As further described in Note 7, the Tap Participation Fee liability is valued by projecting new home development in the Company’s targeted service area over an estimated development period. Due to the long-term nature of the Tap Participation Fee, the valuation of the Tap Participation Fee is not sensitive to minor changes.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009
The following table provides information on the assets and liabilities measured at fair value as of August 31, 2011:

			Fair Value Measurement Using:
			Quoted Prices in	Significant Other	Significant	Total
			Active Markets for	Observable	Unobservable	Unrealized
		Cost / Other	Identical Assets	Inputs	Inputs	Gains and
	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Marketable securities	$4,588,500	$4,591,400	$—	$4,588,500	$—	$(2,900)
Tap Participation Fee	$64,988,300	$64,988,300	$—	$—	$64,988,300	$—
Although not required, the Company deems the following table, which presents the changes in the Tap Participation Fee for the year ended August 31, 2011, to be helpful to the users of its financial statements:

Fair Value Measurement using Significant Unobservable
Inputs (Level 3)
Discount - to
		Tap	be imputed as
	Gross Estimated	Participation	interest
	Tap Participation	Fee Reported	expense in
	Fee Liability	Liability	future periods
Balance at August 31, 2010	$113,147,700	$61,141,300	$52,006,400
Total gains and losses (realized and unrealized):
Imputed interest recorded as “Other Expense”	—	3,847,000	(3,847,000)
Increase in estimated value (to be realized in future periods)	—	—	—
Purchases, sales, issuances, payments, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Balance at August 31, 2011	$113,147,700	$64,988,300	$48,159,400

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
Off-Balance Sheet Instruments: The Company’s off-balance sheet instruments consist entirely of the contingent portion of the CAA (described further in Note 5 below). Because repayment of this portion of the CAA is contingent on the sale of Export Water, which is not reasonably estimatable, the Company has determined that the contingent portion of the CAA does not have a determinable fair value.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009
NOTE 4: WATER ASSETS
The Company’s water and water systems consist of the following approximate costs and accumulated depreciation and depletion as of August 31:

	August 31, 2011		August 31, 2010
		Accumulated		Accumulated
		Depreciation		Depreciation
	Costs	and Depletion	Costs	and Depletion
Arkansas River Valley assets	$81,318,800	$(1,144,100)	$81,318,700	$(972,400)
Rangeview water supply	14,299,700	(6,600)	14,285,700	(6,000)
Paradise water supply	5,540,200	—	5,536,500	—
Sky Ranch water rights and other costs	3,915,200	(21,800)	100,000	—
Fairgrounds water and water system	2,899,900	(446,400)	2,899,900	(358,400)
Rangeview water system	167,700	(62,400)	167,700	(57,200)
Water supply — other	25,600	(13,700)	25,700	(8,900)

Totals	108,167,100	(1,695,000)	104,334,200	(1,402,900)

Net investments in water and water systems	$106,472,100		$102,931,300

Depletion and Depreciation
The Company recorded $500 of depletion charges during each of the three fiscal years ended August 31, 2011, 2010 and 2009, respectively. This related entirely to the Rangeview Water Supply (defined below). No depletion is taken against the Arkansas River water, Paradise Water Supply or Sky Ranch Water Supply (all are defined below) because the water located at these locations are not yet being utilized for their intended purpose as of August 31, 2011.
The Company recorded $300,300, $254,600 and $381,200 of depreciation expense in each of the fiscal years ended August 31, 2011, 2010 and 2009, respectively. These figures include depreciation for other equipment not included in the table above.
Arkansas River Valley Assets
Arkansas River Water
The Company owns 60,000 acre feet of senior water rights in the Arkansas River and its tributaries in Southeastern Colorado. The Company anticipates that of this, 40,000 acre feet will be available for non-agricultural uses along the front range of Colorado sometime in the future. The Company acquired its Arkansas River Valley assets from HP A&M pursuant to the Arkansas River Agreement entered into on May 10, 2006.
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

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009
The value of the assets was recorded based on the determined fair value of the consideration paid at the acquisition date, because the value of the consideration was deemed more reliable than the value of the acquired assets. The consideration paid was comprised of equity (3.0 million shares of the Company’s common stock) and the Tap Participation Fee. Because the estimated value of the consideration paid was less than the total estimated fair value of the assets acquired by the Company, the relative values assigned to the assets were ratably reduced.
Fort Lyon Canal Company (“FLCC”) Shares
The Arkansas River water rights are represented by over 21,600 shares of the FLCC, which is a non-profit mutual ditch company established in the late 1800’s that operates and maintains the 110 mile Fort Lyon Canal between La Junta, Colorado and Lamar, Colorado. The shares in the FLCC represent the amount of water the Company owns in the Fort Lyon Canal.
Pursuant to the Arkansas River Agreement, the Company pledged to HP A&M: (i) one-half of the FLCC shares purchased by the Company, (ii) all shares of FLCC hereafter issued to the Company by means of any dividend or distribution in respect of the shares pledged hereunder (together with the shares identified in (i), the “Company’s Pledged Shares”), (iii) the certificates representing the Company’s Pledged Shares, (iv) the land associated with the water represented by the Company’s Pledged Shares, and (v) all rights to money or property which the Company now has or hereafter acquires in respect of the Company’s Pledged Shares. This pledge agreement will terminate upon payment of the Tap Participation Fee.
Arkansas River Valley Land
The Company owns 17,500 acres of real property which is being used for agricultural purposes and was acquired from HP A&M in 2006 in connection with the water acquisition described above. The land is located in the counties of Bent, Otero and Prowers in southern Colorado. The Company also owns certain contract rights, tangible personal property, mineral rights, and other water interests related to the Arkansas River water and land.
The land owned by the Company is divided into 80 separate properties, each of which is being leased to area farmers. Those operating leases expire at various dates through 2011, which the Company is in the process of extending for terms of one to three years. The Company does not receive any of the lease income from these properties, nor is it responsible for any of the expenses (which include but are not limited to, overhead obligations, real property taxes, and personnel costs) associated with the lease operations of the properties (except the water assessment fees as described below). Pursuant to a property management agreement between HP A&M and the Company, HP A&M holds the right to pursue leasing of the land and Arkansas River water to interested parties and all lease income associated with leasing the land and Arkansas River water, together with all costs associated with these activities, are the sole opportunity and obligation of HP A&M. The property management agreement’s initial term expired on August 31, 2011 and beginning September 1, 2011, the property management agreement entered into the “Extended Term” which could extend the property management agreement until September 2014 at the latest. During the Extended Term, HP A&M will continue to manage the leases and will receive all lease payments from the lessees as a management fee. Beginning September 1, 2011, until the Extended Term expires, the Company will allocate 24.6% (calculated pursuant to the management agreement based on consideration paid to HP A&M since the signing of the Arkansas River Agreement) of the net revenues paid to HP A&M (which is the lease payments HP A&M retains less expenses for employees, reasonable overhead and actual expenses paid to manage the farm leases) against the Tap Participation Fee liability. Because the Company does not have the risk of loss associated with the leases (HP A&M’s management fee is equal to all lease income and contractually HP A&M has the risk of loss on the leases), the lease income and management fees are reflected on a net revenue basis throughout the initial and Extended Terms of the management agreement. The allocation of 24.6% of the net revenues against the Tap Participation Fee is described in greater detail in Note 7. At the expiration of the Extended Term in September 2014 and thereafter, the Company will receive 100% of the lease income from farming operations and be responsible for the expenses associated with the farming operations. For the twelve months ended August 31, 2011, the farming operations generated revenues and expenses of $961,500 and $190,500, respectively. Since the Company and HP A&M entered into the management agreement in 2006, 100% of the proceeds generated by the farming operations were paid to HP A&M pursuant to the management agreement.
14,000 acres of the property owned by the Company, or 60 of the 80 separate properties, are subject to promissory notes maintained by the parties that sold the property to HP A&M. These promissory notes are described in greater detail in Note 7.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009
On February 10, 2010, the Company sold four acres of its Arkansas River Valley land for $10,000 in cash. The land had an allocated carrying value of $600, which resulted in a gain of $9,400 being recorded during 2010. The Company maintained all water rights associated with the acreage that was sold. During the fiscal year ended August 31, 2009, the Company sold certain non-irrigated parcels of land at net sales prices of $59,700 in cash. This is net of $3,600 of fees. Because the Company assigned no value to this non-irrigated land at the acquisition date (the land was deemed to have a fair value of zero at the acquisition date because it was not being irrigated and therefore was deemed non-essential to the Company’s business), the proceeds to the Company are recorded as a gain on sale of land in the accompanying statement of operations for the year ended August 31, 2009. Pursuant to the Arkansas River Agreement, 100% of the proceeds from the sale of the non-irrigated land were required to be paid to HP A&M, which resulted in credits to the Tap Participation Fee in an amount equivalent to the proceeds of the sale of 28 water taps.
Rangeview Water Supply and Water System
The “Rangeview Water Supply” consists of 28,350 acre feet and is a combination of tributary surface water and groundwater rights along with certain storage rights associated with the Lowry Range, a 26,000 acre property owned by the Land Board located 16 miles southeast of Denver, Colorado. The $14.3 million on the Company’s balance sheet as of August 31, 2011, represents the costs of assets acquired or facilities constructed to extend water service to customers located on and off the Lowry Range. The recorded costs of the Rangeview Water Supply include payments to the sellers of the Rangeview Water Supply, design and construction costs and certain direct costs related to improvements to the asset including legal and engineering fees.
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

Pursuant to the Rangeview Water Agreements, the Company has the exclusive right, through 2081, to use 13,400 acre feet of the Rangeview Water Supply specifically on the Lowry Range. The Rangeview Water Agreements also provide for the Company to use surface reservoir storage capacity in providing water service to customers both on and off the Lowry Range. The Company owns the rights to use the remaining 11,650 acre feet groundwater, which can be exported off the Lowry Range to serve area users (referred to as “Export Water”). The Company also has the option with the Land Board to exchange an aggregate gross volume of 165,000 acre feet of groundwater for 1,650 acre feet per year of adjudicated surface water and to use this surface water as Export Water.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009
Services on the Lowry Range
Pursuant to the Rangeview Water Agreements, the Company designs, finances, constructs, operates and maintains the District’s water and wastewater systems to provide service to the District’s customers on the Lowry Range. The Company will operate both the water and the wastewater systems during the contract period and the District owns both systems. After 2081, ownership of the water system will revert to the Land Board, with the District retaining ownership of the wastewater system.
Rates and charges for all water and wastewater services on the Lowry Range, including tap fees and usage or monthly fees, are governed by the terms of the Rangeview Water Agreements. Rates and charges are required to be less than the average of similar rates and charges of three surrounding municipal water and wastewater service providers, which are reassessed annually. Pursuant to the Rangeview Water Agreements the Land Board receives a 12% royalty on all gross revenues received from water sales to customers on the Lowry Range. The District retains 5% of the remaining gross revenues and the Company receives 95% of the remaining gross revenues after the Land Board Royalty. The Land Board does not receive a royalty on wastewater fees. The Company receives 100% of the District’s wastewater tap fees and 90% of the District’s wastewater usage fees (the District retains the other 10%).
Export Water
The Company owns the Export Water and uses and intends to use it to provide water and wastewater services to customers off the Lowry Range. The Company will own all facilities required to extend water and wastewater services using its Export Water. The Company anticipates contracting with third parties for the construction of these facilities. If the Company sells Export Water, the Company is required to pay royalties to the Land Board ranging from 10% of gross revenues to 50% of net revenue after deducting certain costs.
The County Fairgrounds Water and Water System
The Company owns 321 acre feet of groundwater purchased pursuant to the County Agreement. The Company plans to use this water in conjunction with its Rangeview Water Rights in providing water to areas outside the Lowry Range. The $2.9 million of capitalized costs includes the costs to construct various Wholesale and Special Facilities, including a new deep water well, a 500,000 gallon water tank and pipelines to transport water to the Fairgrounds.
Sky Ranch
Effective July 30, 2010, the Company entered into a Loan Sale and Assignment Agreement (the “Loan Sale Agreement”) with the Bank of America, N.A. (“BofA”), to acquire from BofA loan instruments secured by 931 acres of undeveloped land known as Sky Ranch. The Company acquired the promissory note payable by Sky Ranch, LLC (a wholly owned subsidiary of Neumann Homes, Inc.) and the deed of trust granted by Sky Ranch, LLC to secure the promissory note from the BofA for cash payments totaling $7.0 million. Concurrent with the signing of the Loan Sale Agreement, during fiscal 2010, the Company made an escrow payment totaling $700,000 to BofA. The balance of the acquisition price, or $6.3 million, was paid to BofA in connection with the closing, which was on October 18, 2010, during fiscal 2011. The property includes 820 acre feet of water, of which the Company already owned 89 acre feet purchased pursuant to the agreements entered into with the former developer, which was acquired for $100,000 prior to fiscal 2011. On October 26, 2010, the United States Bankruptcy Court, Northern District of Illinois, entered an order granting the Company’s motion requesting that title to the Sky Ranch property be deeded to the Company free and clear of all bankruptcy claims. Pursuant to the order, the Company owns the Sky Ranch property effective as of November 2, 2010.
Total consideration for the land and water included the $7.0 million purchase price, plus direct costs and fees of $554,100. The Company allocated the total acquisition cost to the land and water rights based on estimates of each asset’s respective fair value, as described in the table below. Because the total acquisition cost was less than the total estimated fair value of the assets acquired by the Company, the relative values assigned to the land and water have been ratably reduced (allocated values are detailed in the table below). The estimated fair value of the land and water rights were determined by internal analysis of estimated future cash flows from land and water rights sales and supplemented with an external appraisal of the land acquired.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009
The following table presents the allocation of the acquisition costs (and the relative fair values of each asset), including professional fees and other costs related to the acquisition, to the land and water based on their relative fair values:

						Total Values
						Assigned to
	Estimated Fair	% of Total	Allocable	Fair Value	Costs Specific	Identifiable
Asset	Value	Fair Value	Acquisition Costs	Allocation	to Land [1]	Assets
Land	$10,637,900	48.13%	$7,187,900	$3,459,800	$279,100	$3,738,900
Water [2]	11,462,700	51.87%	7,187,900	3,728,100	—	3,728,100

	$22,100,600	100%		$7,187,900	$279,100	$7,467,000

Costs of acquisition [3]						87,100

Total capitalized costs related to Sky Ranch						$7,554,100

Table Notes
1.	Includes $71,000 of property taxes.
2.
The water rights value does not include the $100,000 of costs already capitalized on the Company’s balance sheet related to the 89 acre feet of water acquired from the prior owner of the land and not pursuant to the Loan Sale Agreement.

3.	The amounts recorded as costs of acquisition consist of professional fees and other related costs.
The assets acquired by the Company are being depreciated consistent with the Company’s depreciation policies.
The funding for this acquisition was completed in September 2010, when the Company entered into the $5.2 million Convertible Negotiable Promissory Note (the “Convertible Note — Related Party”) with PAR Investment Partners, L.P. (“PAR”), a greater than 5% shareholder of the Company, and sold 1.8 million shares of its common stock for $5.5 million. Both financing transactions are described below, including the conversion of the Convertible Note — Related Party on January 11, 2011. Of the combined $10.7 million raised by the Company, $6.3 million was used to complete the Loan Sale Agreement with BofA and the remaining funds, $4.4 million, are being used for working capital and other general corporate purposes.
Issuance and Conversion of the Convertible Note — Related Party
The Company issued the $5.2 million Convertible Note — Related Party to PAR on September 28, 2010. The Company’s shareholders authorized conversion of the Convertible Note — Related Party at the January 11, 2011 annual shareholders’ meeting. Following the meeting, PAR surrendered the Convertible Note — Related Party for conversion, and the Company issued 1,982,099 unregistered shares of its common stock to PAR. From issuance until conversion, the Convertible Note — Related Party accrued interest at a rate of 10% per annum. During the fiscal year ended August 31, 2011, the Company accrued $151,700 of interest on the Convertible Note — Related Party. The number of shares issued was based on the outstanding balance of $5.35 million (principal and accrued interest) divided by a conversion rate of $2.70. Since the Convertible Note — Related Party included a conversion feature that was a standard conversion feature not subject to change, the Company determined this was not an embedded derivative. Additionally, at the date of issuance, the market price of the Company’s common stock was less than the conversion price; therefore, the Company determined that the instrument did not contain a beneficial conversion feature. In conjunction with the Convertible Note — Related Party, the Company granted PAR one demand right and piggyback rights to register the shares of common stock issuable upon conversion of the Convertible Note — Related Party.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009
Sale of common stock pursuant to the shelf registration statement
On September 29, 2010, the Company sold 1,848,931 shares of its common stock for $5.5 million or $3.00 per share. These shares were sold pursuant to a $10.0 million shelf registration statement (Registration Number 333-168160) filed with the SEC, which became effective on July 28, 2010. The Company may issue up to an additional $4.45 million of its common stock pursuant to this shelf registration statement. 930,600 shares of common stock sold in this offering were sold to PAR for $2.8 million or $3.00 per share.
O&G Lease
On March 10, 2011, the Company entered into the O&G Lease and the Surface Use Agreement with Anadarko. Pursuant to the O&G Lease, during the year ended August 31, 2011, the Company received an up-front payment of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate owned by the Company at its Sky Ranch property. The Company also received $9,000 in surface use and damage payments.
Paradise Water Supply
In 1987, the Company acquired water, water wells, and related assets from Paradise Oil, Water and Land Development, Inc., which constitute the “Paradise Water Supply.” The $5.5 million of capitalized costs includes costs to acquire the Paradise Water Supply, as well as certain direct legal and engineering costs relating to improvements to the asset. The Paradise Water Supply includes 70,000 acre feet of conditionally decreed tributary Colorado River water, a right-of-way permit from the United States Department of the Interior, Bureau of Land Management, for the construction of a 70,000 acre foot dam and reservoir across federal lands, and four unrelated water wells.
Every six years the Paradise Water Supply is subject to a finding of reasonable diligence review by the water court and the State Engineer to determine if the Company is diligently pursuing the development of the water rights. During fiscal 2005, the water court began the latest review, and the Company received its official finding of reasonable diligence in August 2008. During the diligence review, the Company received objections from two parties to its Paradise Water rights. The Company and the objectors reached an agreement on the objections, which resulted in the Company receiving its finding of reasonable diligence. The agreement with the objectors called for the Company to, among others, perform the following by 2014: (i) select an alternative reservoir site; (ii) file an application in water court to change the place of storage; (iii) identify specific end users and place(s) of use of the water; and (iv) identify specific source(s) of the water rights for use. The Company is working on satisfying the above stipulations by the next diligence review period.
NOTE 5: PARTICIPATING INTERESTS IN EXPORT WATER
The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990’s. The acquisition was consummated with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of $11.1 million, which represents the cash the Company received and used to purchase its Export Water, which is described in greater detail in Note 4 above. In return, the Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability was not reflected on the Company’s balance sheet because the obligation to pay this is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.
The CAA obligation is non-interest bearing, and if the Export Water is not sold, the parties to the CAA have no recourse against the Company. If the Company does not sell the Export Water, the holders of the Series B Preferred Stock are also not entitled to payment of any dividend and have no contractual recourse against the Company.
As the proceeds from the sale of Export Water are received and the amounts are remitted to the external CAA holders, the Company allocates a ratable percentage of this payment to the principal portion (the Participating Interests in Export Water Supply liability account) with the balance of the payment being charged to the contingent obligation portion. Because the original recorded liability, which was $11.1 million, was 35% of the original total liability of $31.8 million, 35% of each payment remitted to the CAA holders is allocated to the recorded liability account. The remaining portion of each payment, or 65%, is allocated to the contingent obligation, which is recorded on a net revenue basis.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009
In fiscal years 2007 and 2008, in order to reduce the long term impact of the CAA, the Company repurchased various portions of the CAA obligations in priority. The Company did not make any CAA acquisitions during the fiscal years ended August 31, 2011, 2010 and 2009. As a result of the acquisitions, and due to the sale of Export Water, as detailed in the table below, the remaining potential third party obligation as of August 31, 2011 is $3.5 million:

	Export Water	Initial Export	Total Potential	Paticipating
	Proceeds	Water Proceeds	Third party	Interests
	Received	to Pure Cycle	Obligation	Liability	Contingency
Original balances	$—	$218,500	$31,807,732	$11,090,630	$20,717,102
Activity from inception until August 31, 2010:
Acquisitions	—	28,077,500	(28,077,500)	(9,789,983)	(18,287,517)
Option payments — Sky Ranch and The Hills at Sky Ranch	110,400	(42,280)	(68,120)	(23,754)	(44,366)
Arapahoe County tap fees *	532,968	(373,078)	(159,890)	(55,754)	(104,136)
Export Water sale payments	60,584	(42,408)	(18,176)	(6,340)	(11,836)

Balance at August 31, 2010	703,952	27,838,234	3,484,046	1,214,799	2,269,247
Fiscal 2011 activity:
Export Water sale payments	24,539	(17,177)	(7,362)	(2,567)	(4,795)

Balance at August 31, 2011	$728,491	$27,821,057	$3,476,684	$1,212,232	$2,264,452

*	The Arapahoe County tap fees are less $34,522 in royalties paid to the Land Board.
The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first three payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive $5.1 million of the first priority payout (the remaining entire first priority payout totals $7.3 million as of August 31, 2011).
NOTE 6: ACCRUED LIABILITIES
At August 31, 2011, the Company had accrued liabilities of $118,600, of which $62,400 was for estimated property taxes on the Sky Ranch property, $49,500 was for professional fees, and the remaining $6,700 was related to operating payables.
At August 31, 2010, the Company had accrued liabilities of $70,700, of which $65,000 was for professional fees and the remaining $5,700 was related to operating payables.
NOTE 7: LONG-TERM DEBT AND OPERATING LEASE
As of August 31, 2011, the Company has no debt with contractual maturity dates.
The Participating Interest in Export Water supply and the Tap Participation Fee payable to HP A&M are obligations of the Company that have no scheduled maturity dates. Therefore, these liabilities are not disclosed in tabular format. However, the Participating Interest in Export Water supply is described in Note 5 above and the Tap Participation Fee is described below.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009
Tap Participation Fee payable to HP A&M
This note should be read in conjunction with Note 14: Subsequent Events regarding a revaluation of the Tap Participation Fee during the three months ending November 30, 2011.
As noted in Note 2 above, the Company’s Tap Participation Fee liability represents the estimated discounted fair value of the Company’s obligation to pay HP A&M ten percent (10%) of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 38,937 water taps sold by the Company. This was initially 40,000 water taps but that was reduced to 38,937 as a result of land sales in 2006 and 2009 and the sale of unutilized water rights owned by the Company in the Arkansas River Valley in 2007.
At the acquisition date, the Company valued the Tap Participation Fee at $45.6 million using a discounted cash flow analysis of the projected future payments to HP A&M. The $65.0 million balance at August 31, 2011, includes $20.4 million of imputed interest, recorded using the effective interest method. The value of the Tap Participation Fee is estimated by projecting new home development in the Company’s targeted service area over an estimated development period. Projecting new home development in the Company’s targeted service area involved the utilization of third party historical and projected housing and population growth data for the Denver, Colorado metropolitan area, which was applied to an estimated development pattern, supported by historical development patterns of certain master planned communities in the Denver, Colorado metropolitan area. This estimated development pattern was then applied to projected future water tap fees, which were estimated using historical water tap fees. Based on the weak new home construction market in the Denver metropolitan area, the Company updated its estimated discounted cash flow analysis as of February 28, 2009. The Company completed an update to its analysis of the fair value of the Tap Participation Fee as of August 31, 2011, at which time it determined that changes in the projected estimated discounted cash flows did not materially impact the Tap Participation Fee liability as of August 31, 2011, or the amount recorded as imputed interest during the year ended August 31, 2011. Based on a lack of material changes, no update was deemed necessary at August 31, 2011.
Actual new home development in the Company’s service area and actual future tap fees inevitably will vary significantly from the Company’s estimates, which could have a material impact on the Company’s financial statements as well as its results of operations. An important component in the Company’s estimate of the value of the Tap Participation Fee, which is based on historical trends, is that the Company reasonably expects water tap fees to continue to increase in the coming years. Tap fees are market based and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees thus are partially indicative of the increasing value of the Company’s water assets. The Company continues to assess the value of the Tap Participation Fee liability and updates its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee.
Payment of the Tap Participation Fee may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.
The Tap Participation Fee is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the fiscal years ended August 31, 2011 or 2010.
Promissory Notes Payable by HP A&M
Certain of the properties the Company acquired from HP A&M are subject to outstanding promissory notes payable to third parties with principal and accrued interest totaling $10.0 million and $11.0 million at August 31, 2011 and 2010, respectively. In addition, HP A&M has balloon payments totaling $5.5 million due within twelve months of August 31, 2011. These promissory notes are secured by deeds of trust on the Properties. The Company did not assume any of these promissory notes and is not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, at the Company’s sole discretion, the Company may make payments pursuant to any or all of the notes and cure any or all of the defaults. If the Company does not cure the defaults, it will lose the properties securing the defaulted notes. If HP A&M defaults on the promissory notes, the Company can foreclose on a defined amount of stock issued to HP A&M and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. The probability of HP A&M defaulting on the notes is deemed remote. As far as the Company is aware, as of August 31, 2011, HP A&M has not defaulted on any of the promissory notes. If HP A&M were to default on any of the notes, the Company would lose 60 of the 80 (approximately 75%) real property interests it acquired and a comparable percentage of the water rights the Company acquired, which are associated with those properties, unless the Company cured the notes in default. The Company currently does not have enough funds to cure all of the notes. If that were to occur, the Company would need to seek additional financing or selectively choose the properties it would want to retain.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009
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
Operating Lease
Effective December 29, 2010, the Company entered into an operating lease for 1,200 square feet of office space. The lease has a three year term with payments of $1,500 per month.
NOTE 8: SHAREHOLDERS’ EQUITY
Sale of common stock and issuance of common stock upon conversion of Convertible Note — Related Party
See Note 4 above regarding the issuance of the common stock and the issuance of stock upon conversion of the Convertible Note — Related Party, both done in connection with the Sky Ranch acquisition.
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
Equity Compensation Plan
The Company maintains the 2004 Incentive Plan (the “Equity Plan”), which was approved by shareholders in April 2004. Executives, eligible employees and non-employee directors are eligible to receive options and restricted stock grants pursuant to the Equity Plan. Under the Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices and vesting periods determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. At August 31, 2011, the Company had 1,285,811 shares that can be granted to eligible participants pursuant to the Equity Plan.
The Company estimates the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”). Using the Black-Scholes model, the value of the portion of the award that is ultimately expected to vest is recognized as a period expense over the requisite service period in the statement of operations. Option forfeitures are to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company does not expect any forfeiture of its option grants and therefore the compensation expense has not been reduced for estimated forfeitures. No options were forfeited by option holders during the three fiscal years ended August 31, 2011, respectively. The Company attributes the value of share-based compensation to expense using the straight-line single option method for all options granted.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009
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
In January 2011, the Company granted its non-employee directors options to purchase a combined 17,500 shares of the Company’s common stock pursuant to the Equity Plan. 12,500 of the options vest one year from the date of grant and expire ten years from the date of grant. 5,000 of the options vest one-half at the first anniversary of the grant date and one-half at the second anniversary of the grant date. The Company calculated the fair value of these options at $54,500 using the Black-Scholes model with the following variables: weighted average exercise price of $3.67 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of ten years; estimated dividend rate of 0%; weighted average risk-free interest rate of 3.37%; weighted average stock price volatility of 84.7%; and an estimated forfeiture rate of 0%. The $54,500 of stock-based compensation is being expensed monthly over the vesting periods.
In January 2010, the Company granted its non-employee directors options to purchase a combined 12,500 shares of the Company’s common stock pursuant to the Equity Plan. The options vested one year from the date of grant and expire ten years from the date of grant. The Company calculated the fair value of these options at $31,200 ($2.49 per option) using the Black-Scholes model with the following variables: weighted average exercise price of $2.88 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of ten years; estimated dividend rate of 0%; weighted average risk-free interest rate of 3.74%; weighted average stock price volatility of 88.4%; and an estimated forfeiture rate of 0%. The $31,200 of stock-based compensation was expensed monthly over the vesting period.
In August 2009, the Company granted two employees options to purchase a combined 80,000 shares of the Company’s common stock pursuant to the Equity Plan. The options vest one-fifth at the grant date and one-fifth on each of the next four anniversary dates of the grant date. The options expire ten years from the date of grant. The Company calculated the fair value of these options at $217,300 ($2.72 per option) using the Black-Scholes model with the following variables: weighted average exercise price of $3.13 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of ten years; estimated dividend rate of 0%; weighted average risk-free interest rate of 3.51%; weighted average stock price volatility of 89.35%; and an estimated forfeiture rate of 0%. $43,500 of the share-based compensation was expensed at the grant date and the remaining $173,800 is being expensed monthly over the remaining vesting period.
In January 2009, the Company granted its non-employee directors options to purchase a combined 15,000 shares of the Company’s common stock pursuant to the Equity Plan. The options vest one year from the date of grant and expire ten years from the date of grant. The Company calculated the fair value of these options at $36,300 ($2.42 per option) using the Black-Scholes model with the following variables: weighted average exercise price of $2.94 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of eight years; estimated dividend rate of 0%; weighted average risk-free interest rate of 2.33%; weighted average stock price volatility of 91.6%; and an estimated forfeiture rate of 0%. The $36,300 of stock-based compensation was expensed monthly over the vesting period.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009
In August 2008, the Company granted one of its non-employee directors an option to purchase 2,500 shares of the Company’s common stock pursuant to the Equity Plan. The option vests one year from the date of grant and expires ten years from the date of grant. The Company calculated the fair value of this option at $16,100 ($6.44 per option) using the Black-Scholes model with the following variables: weighted average exercise price of $7.64 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option life of eight years; estimated dividend rate of 0%; weighted average risk-free interest rate of 4.75%; weighted average stock price volatility of 92.5%; and an estimated forfeiture rate of 0%. The $16,100 of stock-based compensation was expensed monthly over the vesting period.
No options were exercised during the fiscal years ended August 31, 2011 or 2010.
The following table summarizes the stock option activity for the Equity Plan for the fiscal year ended August 31, 2011:

			Weighted-
			Average	Approximate
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Instrinsic
	Options	Exercise Price	Term	Value
Oustanding at beginning of period	262,500	$6.26
Granted	17,500	$3.67
Exercised	—	$—
Forfeited or expired	—	$—

Outstanding at August 31, 2011	280,000	$6.10	6.0	*

Options exercisable at August 31, 2011	230,500	$6.70	5.4	*

*	Intrinisic value less than $0
The following table summarizes the activity and value of non-vested options as of and for the fiscal year ended August 31, 2011:

		Weighted-
		Average Grant
	Number of	Date Fair
	Options	Value
Non-vested options oustanding at beginning of period	60,500	$2.67
Granted	17,500	3.11
Vested	(28,500)	2.62
Forfeited	—	—

Non-vested options outstanding at August 31, 2011	49,500	$2.86

All non-vested options, with the exception of 5,000 options granted to a non-employee director who resigned from the board subsequent to year end, are expected to vest. The total fair value of options vested during the fiscal years ended August 31, 2011, 2010 and 2009 was $74,700, $79,700 and $230,700, respectively. The weighted average grant date fair value of options granted during the fiscal years ended August 31, 2011, 2010 and 2009 was $3.11, $2.49 and $2.67, respectively.
Share-based compensation expense for the fiscal years ended August 31, 2011, 2010 and 2009, was $94,600, $87,600 and $325,500, respectively.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009
At August 31, 2011, the Company had unrecognized expenses relating to non-vested options that are expected to vest totaling $81,300. The weighted-average period over which these options are expected to vest is less than two years. The Company has not recorded any excess tax benefits to additional paid in capital.
Warrants
As of August 31, 2011, the Company had outstanding warrants to purchase 92 shares of common stock at an exercise price of $1.80 per share. These warrants expire six months from the earlier of:
(i)	The date all of the Export Water is sold or otherwise disposed of,
(ii)	The date the CAA is terminated with respect to the original holder of the warrant, or
(iii)	The date on which the Company makes the final payment pursuant to Section 2.1(r) of the CAA.
No warrants were exercised during fiscal 2011, 2010 or 2009.
Pledged Common Stock Owned by HP A&M
Pursuant to the Arkansas River Agreement, HP A&M pledged, transferred, assigned and granted to the Company a security interest in and to (a) 1,500,000 shares of Pure Cycle common stock, (b) all shares of Pure Cycle Common Stock hereafter issued to HP A&M by means of any dividend or distribution in respect of the shares pledged there under (together with the shares identified in (a), the “Pledged Shares”), (c) the certificates representing the Pledged Shares, and (d) all rights to money or property which HP A&M now has or hereafter acquires in respect of the Pledged Shares. The Pledged Shares are being held by the Company’s corporate legal counsel.
Registration Rights Agreement
Pursuant to the Arkansas River Agreement the Company granted HP A&M one demand right to request the registration of 750,000 shares of Pure Cycle common stock and piggyback rights, which have since been exercised, to register an additional 750,000 shares of Pure Cycle common stock.
Pursuant to the demand right, upon the request of HP A&M, the Company is required to file a registration statement for up to 750,000 shares of the Company’s common stock owned by HP A&M and to use its reasonable best, diligent efforts to cause the registration statement to become effective. Provided the Company exercises the appropriate efforts, it has no liability to HP A&M if the registration statement is not declared effective. Furthermore, HP A&M has no right to put its Company common stock to the Company or to otherwise require the Company to purchase its shares. As of August 31, 2011, HP A&M has not requested the Company to register these shares.
HP A&M exercised its piggyback rights in July 2007, and therefore the Company registered 750,000 shares of common stock held by HP A&M.
Voting Rights Agreement
Pursuant to the Arkansas River Agreement, through August 31, 2011, Mr. Mark Harding, the Company’s President, agreed to vote shares of Pure Cycle common stock owned by him (which total 727,243 shares at August 31, 2011) for HP A&M’s designated board nominee. As of the filing date of this Annual Report on Form 10-K, HP A&M does not have a board member on the Company’s board.
Shelf Registration Statement
On July 28, 2010, the Company filed a shelf registration with the SEC to register up to $10.0 million of common stock. As further described in Note 4 above, on September 29, 2010, the Company sold 1,848,931 shares of its common stock for $5,546,800, or $3.00 per share pursuant to this shelf registration. Following this sale, the Company can issue $4,453,200 of additional common stock pursuant to the shelf registration.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009
NOTE 9: SIGNIFICANT CUSTOMER
The Company sells wholesale water and wastewater services to the District pursuant to the Rangeview Water Agreements. Sales to the District accounted for 91%, 94%, and 94% of the Company’s total revenues for the years ended August 31, 2011, 2010 and 2009, respectively. The District had one significant customer, the Ridgeview Youth Services Center. Pursuant to the Rangeview Water Agreements the Company is providing water and wastewater services to this customer on behalf of the District. The District’s significant customer accounted for 60%, 64% and 64% of the Company’s total revenues for the years ended August 31, 2011, 2010 and 2009, respectively.
The Company had accounts receivable from the District which accounted for 87% and 97% of the Company’s trade receivables balances at August 31, 2011 and 2010, respectively. Accounts receivable from the District’s largest customer accounted for 74% and 82% of the Company’s trade receivables as of August 31, 2011 and 2010, respectively.
NOTE 10: INCOME TAXES
There is no provision for income taxes, because the Company has incurred operating losses. Deferred income taxes reflect the tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of August 31 are as follows:

	For the Fiscal Years Ended August 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$5,259,200	$5,059,800
Imputed interest on Tap Participation Fee	7,558,000	6,123,100
Deferred revenue	702,000	372,900
Depreciation and depletion	301,600	177,600
Other	38,900	41,100
Valuation allowance	(13,859,700)	(11,774,500)

Net deferred tax asset	$—	$—

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
Income taxes computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following for the fiscal years ended August 31:

	For the Fiscal Years Ended August 31,
	2011	2010	2009
Expected benefit from federal taxes at statutory rate of 34%	$(2,045,500)	$(1,833,000)	$(1,947,500)
State taxes, net of federal benefit	(198,500)	(177,900)	(189,000)
Expiration of net operating losses	121,000	147,900	142,800
Permanent and other differences	37,800	(27,100)	121,900
Change in valuation allowance	2,085,200	1,890,100	1,871,800

Total income tax expense / benefit	$—	$—	$—

At August 31, 2011, the Company has $13.7 million of net operating loss carryforwards available for income tax purposes, which expire between fiscal 2012 and 2031. Utilization of these net operating loss carryforwards may be subject to substantial annual ownership change limitations provided by the Internal Revenue Code. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009
Net operating loss carryforwards of $324,500, $396,500 and $382,800 expired during the fiscal years ended August 31, 2011, 2010 and 2009, respectively.
NOTE 11: 401(k) PLAN
Effective July 25, 2006, the Company adopted the Pure Cycle Corporation 401(k) Profit Sharing Plan (the “Plan”), a defined contribution retirement plan for the benefit of its employees. The Plan is currently a salary deferral only plan, and at this time the Company does not match employee contributions. The Company pays the annual administrative fees of the Plan, and the Plan participants pay the investment fees. The Plan is open to all employees, age 21 or older, who have been employees of the Company for at least six months. During the fiscal years ended August 31, 2011, 2010 and 2009, the Company paid fees of $2,600, $2,400 and $3,800, respectively, for the administration of the Plan.
NOTE 12: SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

	For the Fiscal Years Ended August 31,
	2011	2010	2009
Increase in estimated Tap Participation Fee liability and related discount	$—	$—	$4,758,038

Issuance of shares of restricted common stock upon conversion of the Convertible Note — Related Party	$5,351,700	$—	$—

NOTE 13: RELATED PARTY TRANSACTIONS
On December 16, 2009, the Company entered into a Participation Agreement with the District, whereby the Company agreed to provide funding to the District in connection with the District joining the South Metro Water Supply Authority (“SMWSA”). During the year ended August 31, 2011, the Company provided funding of $25,000. During the year ended August 31, 2010, the Company provided funding of $110,300. The Company anticipates providing additional funding of $25,000 per year to maintain the District’s membership in SMWSA. The $25,000 and $110,300 of funding were expensed in the general and administrative expenses lines in the accompanying statements of operations for the years ended August 31, 2011, and 2010, respectively.
The Company paid HP A&M $7,100, $16,700 and $41,700 during the fiscal years ended August 31, 2011, 2010 and 2009, respectively. This is predominately due to the Company paying 50% of the salary and expenses for work performed by an HP A&M employee on behalf of the Company related to operations of the agricultural property owned by the Company in the Arkansas River Valley. The amount paid to HP A&M in fiscal 2011 versus fiscal 2010 decreased $9,600 and the amount paid to HP A&M in fiscal 2010 versus fiscal 2009 decreased $25,000, due mainly to the HP A&M employee becoming an employee of the Company on January 1, 2010, and on that date HP A&M began reimbursing the Company for half of said employee’s salary and expenses.
In 2009, the Company paid HP A&M $59,700 pursuant to the Tap Participation Fee as a result of the sale of non-irrigated land.
In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at August 31, 2011) and matures on December 31, 2011. The $531,900 balance of the note receivable at August 31, 2011 includes borrowings of $229,300 and accrued interest of $302,600. The $519,800 balance of the note receivable at August 31, 2010 includes borrowings of $229,300 and accrued interest of $290,500. The Company extended the due date to December 31, 2012, and accordingly the note has been classified as non-current.
See also Note 4 above regarding the sale of common stock and the issuance of the Convertible Note — Related Party.

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009
NOTE 14: SUBSEQUENT EVENTS
Following the fifth anniversary (September 1, 2011) of the Arkansas River Agreement, HP A&M elected to increase the Tap Participation Fee percentage from 10% to 20% and take a corresponding 50% reduction in the number of taps subject to the Tap Participation Fee. Therefore, as of September 1, 2011, the number of water taps subject to the Tap Participation Fee will be reduced to 19,468 water taps. In addition, as described in Note 4 above, the initial term of the management agreement with HP A&M expired on August 31, 2011. Because certain events in the Arkansas River Agreement did not occur prior to August 31, 2011, the management agreement remains in effect until 60 days after HP A&M repays all remaining farm debt owed by HP A&M or September 23, 2014, whichever comes first. During the Extended Term the Company is permitted to allocate a defined percentage of the “Net Revenues” (as defined below) paid to HP A&M against the Tap Participation Fee. The calculation for determining the percentage is the total consideration paid to HP A&M pursuant to the Arkansas River Agreement (which is any Tap Participation Fee payments made to HP A&M plus the value, based on the average closing price of the Company’s stock over the six month period ended August 31, 2011, of the common stock granted to HP A&M) divided by $50.0 million. This calculation resulted in a 24.6% allocation rate. Beginning September 1, 2011, this rate will be applied to the Net Revenues received by HP A&M related to their management of the Company’s farm leases. Net Revenues are defined as all lease and related income received from the farms less employee expenses, direct expenses for managing the leases and a reasonable overhead allocation. This change in the treatment of the Net Revenue to HP A&M also mandated a revaluation of the Tap Participation Fee beginning with the Extended Term, which was September 1, 2011.
As a result of the events noted above, the Company will revalue its Tap Participation Fee during the three months ending November 30, 2011. Because these events did not occur until after August 31, 2011, none of the events noted above were deemed to have an impact on the August 31, 2011, Tap Participation Fee balance or the amount of interest expense imputed during the fiscal year ended August 31, 2011. The revaluation of the Tap Participation Fee does not impact the liability’s balance or the amount of imputed interest expense for the fiscal year ended August 31, 2011. Instead, changes to the valuation of the Tap Participation Fee impact the net realizable value of the Tap Participation Fee and future imputed interest expense. The update being performed during the three months ending November 30, 2011, is expected to result in the following changes to the Company’s future financial statements:
(i)	An increase in the net realizable value of the Tap Participation Fee of $7.5 million (from $113.1 million to $120.6 million);
(ii)	A decrease in the imputed effective interest rate from 6.3% to 5.3%; and
(iii)
A decrease in the imputed interest expense for the three months ending November 31, 2011 and the fiscal year ending August 31, 2012 of $147,800 and $620,900, respectively. This equates to $.01 and $.03 per basic and diluted share for the three months ending November 30, 2011 and the fiscal year ending August 31, 2012 (calculated using the weighted average shares outstanding for the fiscal year ended August 31, 2011).

PURE CYCLE CORPORATION
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2011, 2010 and 2009

NOTE 15:	SUPPLEMENTAL DATA: SELECTED QUARTERLY FINANCIAL INFORMATION (unaudited)

In thousands, except per share amounts
Fiscal 2011 quarters ended:	August 31	May 31	February 28	November 30
Total revenues	$93.5	$63.6	$57.0	$68.0
Gross margin	$47.6	$25.2	$23.1	$26.5
Net loss	$1,411.6	$1,362.8	$1,781.0	$1,460.8
Earnings per share — basic and diluted	$(0.05)	$(0.06)	$(0.08)	$(0.07)

Market price of common stock
High	$3.49	$4.80	$5.25	$3.91
Low	$2.80	$3.40	$3.23	$2.64

Fiscal 2010 quarters ended:	August 31	May 31	February 28	November 30
Total revenues	$95.3	$58.0	$51.2	$59.6
Gross margin	$49.2	$22.3	$13.7	$17.1
Net loss	$(1,264.9)	$(1,333.4)	$(1,514.3)	$(1,278.7)
Earnings per share — basic and diluted	$(0.06)	$(0.07)	$(0.07)	$(0.06)

Market price of common stock
High	$3.15	$3.27	$3.24	$3.68
Low	$2.22	$2.30	$2.00	$2.13
*****

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreement with accountants on accounting and financial disclosures.
Item 9A — Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of August 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
(b) Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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
Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we determined that, as of August 31, 2011, our internal control over financial reporting was effective based on those criteria.

(c) Changes in Internal Controls
No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B — Other Information
None
PART III
Information concerning Items 10 through Items 14 will be contained in, and is incorporated herein by reference to, our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act for the 2012 Annual Meeting of Shareholders, which is expected to be filed on or about December 5, 2011.
PART IV
Item 15 — Exhibits and Financial Statement Schedules
(a)	Financial Statements

1.	See “Index to Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedules: None

3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K
Index to Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Pure Cycle Corporation. Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed December 14, 2007.

3.2	Bylaws of Pure Cycle Corporation. Incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed December 14, 2007.

4.1	Specimen Stock Certificate. Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010.

10.1
Right of First Refusal Agreement dated August 12, 1992 between INCO Securities Corporation and Richard F. Myers, Mark W. Harding, Thomas P. Clark, Thomas Lamm and Rowena Rogers. Incorporated by Reference to Exhibit 10.2 to the Registration Statement on Form SB-2, filed April 19, 2004, Registration No. 333-114568.

10.2	2004 Equity Incentive Plan, Incorporated by reference to Exhibit F to the Proxy Statement for the Annual Meeting held April 12, 2004. **

10.3
Service Agreement, dated April 11, 1996, by and between Pure Cycle Corporation and the Rangeview Metropolitan District. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the period ended May 31, 1996.

10.4
Wastewater Service Agreement, dated January 22, 1997, by and between Pure Cycle Corporation and the Rangeview Metropolitan District. Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998.

Exhibit No.	Description

10.5
Comprehensive Amendment Agreement No. 1, dated April 11, 1996, by and among ISC, the Company, the Bondholders, Gregory M. Morey, Newell Augur, Jr., Bill Peterson, Stuart Sundlun, Alan C. Stormo, Beverlee A. Beardslee, Bradley Kent Beardslee, Robert Douglas Beardslee, Asra Corporation, International Properties, Inc., and the Land Board. Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-QSB for the period ended May 31, 1996.

10.6
Agreement for Sale of Export Water dated April 11, 1996 by and among the Company and the District. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 1996.

10.7
Water Service Agreement for the Sky Ranch PUD dated October 31, 2003 by and between Airpark Metropolitan District, Icon Investors I, LLC, the Company and the District. Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form SB-2, filed April 19, 2004, Registration No. 333-114568.

10.8
Amendment to Water Service Agreement for the Sky Ranch PUD dated January 6, 2004. Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.9
Agreement to Amend Water Service Agreement for the Sky Ranch PUD dated January 30, 2004. Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.10
Agreement to Amend Option Agreement for Export Water Service for the Sky Ranch PUD dated January 30, 2004. Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.11
Second Amendment to Water Service Agreement for the Sky Ranch PUD dated March 5, 2004. Incorporated by reference to Exhibit 10.15 to the original Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

10.12
Amended and Restated Lease Agreement between the Land Board and the District dated April 4, 1996. Incorporated by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.13
Bargain and Sale Deed among the Land Board, the District and the Company dated April 11, 1996. Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.14
Mortgage Deed, Security Agreement, and Financing Statement between the Land Board and the Company dated April 11, 1996. Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.15
Water Service Agreement for the Hills at Sky Ranch Water dated May 14, 2004 among Icon Land II, LLC, a Colorado limited liability company, the Company, and the District. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2004.

10.16
Agreement for Water Service dated August 3, 2005 among Pure Cycle Corporation, Rangeview Metropolitan District and Arapahoe County incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed on August 4, 2005.

10.17
Arkansas River Agreement dated May 10, 2006, between Pure Cycle Corporation and High Plains A&M, LLC, and the Seller Pledge Agreement, Pure Cycle Corporation Pledge Agreement, Property Management Agreement, and Registration Rights Agreement, attached as exhibits thereto, entered into between Pure Cycle Corporation and High Plains A&M, LLC dated August 31, 2010. Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed on May 16, 2006.

10.18
Amendment No. 1 to Agreement for Water Service dated August 25, 2008, between Pure Cycle Corporation and Arapahoe County. Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

Exhibit No.	Description

10.19
Loan Sale and Assignment Agreement dated July 30, 2010, between Pure Cycle Corporation and Bank of America, N.A. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2010.

10.20
License Agreement between Pure Cycle Corporation and Sky Ranch LLC, a Colorado limited liability company, Debtor-in-Possession. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 4, 2010.

10.21
Convertible Negotiable Note Payable dated September 28, 2010, between Pure Cycle Corporation and PAR Investment Partners, L.P. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 29, 2010.

10.22
Registration Rights Agreement dated September 28, 2010, between Pure Cycle Corporation and PAR Investment Partners, L.P. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 29, 2010.

10.23
Paid-Up Oil and Gas Lease dated March 14, 2011, between Pure Cycle Corporation and Anadarko E&P Company, L.P. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2011.

10.24
Surface Use and Damage Agreement dated March 14, 2011, between Pure Cycle Corporation and Anadarko E&P Company, L.P. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 15, 2011.

14	Code of Ethics as amended August 2, 2007. Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

23.1	Consent of GHP Horwath, P.C. *

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

**	Indicates management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PURE CYCLE CORPORATION

By:	/s/ Mark W. Harding Mark W. Harding, President and Chief Financial Officer
November 14, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark W. Harding Mark W. Harding	President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial and Accounting Officer)	November 14, 2011

/s/ Harrison H. Augur Harrison H. Augur	Chairman, Director	November 14 , 2011

/s/ Arthur G. Epker III Arthur G. Epker III	Director	November 14, 2011

/s/ Richard L. Guido Richard L. Guido	Director	November 14, 2011

/s/ Peter C. Howell Peter C. Howell	Director	November 14, 2011

/s/ George M. Middlemas George M. Middlemas	Director	November 14, 2011