Form 10-Q
period 2011-11-30
PURE CYCLE CORP
filed 2012-01-13
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 6, 2011:

Common stock, 1/3 of $.01 par value	24,037,596
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

PURE CYCLE CORPORATION

BALANCE SHEETS

	September 30,	September 30,
	November 30, 2011	August 31, 2011
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$350,092	$71,795
Marketable securities	3,852,703	4,588,535
Trade accounts receivable	72,627	98,484
Prepaid expenses	157,545	242,000
Current portion of construction proceeds receivable	64,783	64,783

Total current assets	4,497,750	5,065,597

Investments in water and water systems, net	106,406,747	106,472,051
Sky Ranch land and improvements	3,772,314	3,743,305
Construction proceeds receivable, less current portion	283,955	292,493
Note receivable—related party:
Rangeview Metropolitan District, including accrued interest	534,874	531,873
Other assets	16,723	17,333

Total assets	$115,512,363	$116,122,652

LIABILITIES:
Current liabilities:
Accounts payable	$67,761	$69,330
Accrued liabilities	117,377	118,649
Deferred revenues	55,800	55,800
Deferred oil and gas lease payment	414,480	414,480

Total current liabilities	655,418	658,259

Deferred revenues, less current portion	1,320,550	1,334,503
Deferred oil and gas lease payment, less current portion	535,370	638,990
Participating Interests in Export Water Supply	1,211,495	1,212,232
Tap Participation Fee payable to HP A&M, net of $54.8 million and $48.2 million discount, respectively	65,792,310	64,988,329

Total liabilities	69,515,143	68,832,313

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B—par value $.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 24,037,596 shares outstanding both periods presented	80,130	80,130
Additional paid-in capital	103,242,795	103,176,607
Accumulated comprehensive loss	(475)	(2,903)
Accumulated deficit	(57,325,663)	(55,963,928)

Total shareholders’ equity	45,997,220	47,290,339

Total liabilities and shareholders’ equity	$115,512,363	$116,122,652

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	September 30,	September 30,
	Three months ended November 30,
	2011	2010
Revenues:
Metered water usage	$41,561	$36,316
Wastewater treatment fees	12,047	17,719
Recognition of deferred revenues:
Special Facility funding	10,377	10,377
Water tap fees	3,574	3,574

Total revenues	67,559	67,986

Expenses:
Water service operations	(19,121)	(14,555)
Wastewater service operations	(5,930)	(4,810)
Depletion and depreciation	(22,127)	(22,131)

Total cost of revenues	(47,178)	(41,496)

Gross margin	20,381	26,490

General and administrative expenses	(599,501)	(421,470)
Depreciation	(53,472)	(53,073)

Operating loss	(632,592)	(448,053)

Other income (expense):
Oil and gas lease	103,620	—
Interest income	15,787	16,750
Other	2,850	1,490
Interest imputed on the Tap Participation Fee payable to HP A&M	(851,400)	(940,000)
Interest expense on Convertible Note—related party	—	(91,000)

Net loss	$(1,361,735)	$(1,460,813)

Net loss per common share—basic and diluted	$(0.06)	$(0.07)

Weighted average common shares outstanding—basic and diluted	24,037,596	21,466,277

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	September 30,	September 30,
	Three months ended November 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,361,735)	$(1,460,813)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest on Tap Participation Fee payable to HP A&M	851,400	940,000
Depreciation, depletion and other non-cash items	77,256	76,365
Stock-based compensation expense	18,769	21,380
Interest expensed on Convertible Note—Related Party	—	91,000
Interest added to construction proceeds receivable	(5,161)	(6,056)
Interest added to note receivable—related party:
Rangeview Metropolitan District	(3,001)	(3,002)
Changes in operating assets and liabilities:
Trade accounts receivable	25,857	(4,904)
Interest receivable and prepaid expenses	84,455	84,406
Accounts payable and accrued liabilities	(2,841)	9,981
Deferred revenues	(13,953)	(13,950)
Deferred income on oil and gas lease	(103,620)	—

Net cash used by operating activities	(432,574)	(265,593)

Cash flows from investing activities:
Sales and maturities of marketable securities	1,164,511	767,000
Investments in water, water systems and land	(38,975)	(6,703,933)
Purchase of marketable securities	(426,251)	(3,829,349)

Net cash provided (used) by investing activities	699,285	(9,766,282)

Cash flows from financing activities:
Arapahoe County construction proceeds	13,699	13,699
Payments to contingent liability holders	(2,113)	(1,300)
Net proceeds from sale of common stock	—	5,426,606
Issuance of Convertible Note—Related Party	—	5,200,000

Net cash provided by financing activities	11,586	10,639,005

Net change in cash and cash equivalents	278,297	607,130
Cash and cash equivalents—beginning of year	71,795	12,017

Cash and cash equivalents—end of year	$350,092	$619,147

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2011

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The November 30, 2011 balance sheet, the statements of operations for the three months ended November 30, 2011 and 2010, and the statements of cash flows for the three months ended November 30, 2011 and 2010, respectively, have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments, necessary to present fairly the financial position, results of operations and cash flows at November 30, 2011, and for all periods presented have been made appropriately.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K (the “2011 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2011. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full fiscal year. The August 31, 2011 balance sheet was taken directly from the Company’s audited financial statements.

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

Cash and cash equivalents. The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at November 30, 2011 or August 31, 2011. The Company maintains its cash balances at a high quality financial institution in accounts which are federally insured. At November 30, 2011, the Company’s main operating account exceeded federally insured limits by $247,000.

Financial Instruments – Concentration of Credit Risk and Fair Value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and marketable securities. The Company places its cash with high credit-quality financial institutions. At no time during the three months ended November 30, 2011, did the Company’s marketable securities exceed federally insured limits. From time-to-time the Company places its cash in money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Current Assets and Liabilities

The amounts reported on the balance sheets for cash and cash equivalents, trade receivables, and trade payables approximate their fair values because of the short maturity of these instruments.

The amounts reported on the balance sheets for marketable securities are the fair values of the instruments as reported by the financial institutions where the funds are held at November 30, 2011 and August 31, 2011. The Company has accumulated net unrealized losses totaling $500 and $2,900 as of November 30, 2011 and August 31, 2011, respectively. These securities include only federally insured certificates of deposit and the unrealized losses are a result of changes in interest rates in the market.

Notes Receivable and Construction Proceeds Receivable

The amounts reported on the balance sheets for the Company’s notes receivable and construction proceeds receivable approximate their fair values as they bear interest at rates which are comparable to current market rates.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2011

Long-term Financial Liabilities

The Comprehensive Amendment Agreement No. 1 (the “CAA” as defined in Note 4 below) is comprised of a recorded balance and an off-balance sheet or “contingent” obligation. The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (defined in Note 4 to the 2011 Annual Report). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value.

The recorded balance of the “Tap Participation Fee” liability (as described below and in Note 4) is its estimated fair value determined by projecting new home development in the Company’s targeted service area over an estimated development period.

Tap Participation Fee. This note should be read in conjunction with Note 4 below.

Pursuant to the Asset Purchase Agreement (the “Arkansas River Agreement”) dated May 10, 2006, the Company is obligated to pay High Plains A&M, LLC (“HP A&M”) a defined percentage of a defined number of water tap fees the Company receives after the date of the Arkansas River Agreement. The Tap Participation Fee is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the three months ended November 30, 2011 or 2010.

The Company imputes interest expense on the unpaid Tap Participation Fee using the effective interest method over an estimated period which is utilized in the valuation of the liability. The Company imputed interest of $851,400 and $940,000 during the three months ended November 30, 2011 and 2010, respectively.

During the three months ended November 30, 2011, the Company allocated $47,400 to the Tap Participation Fee liability and to additional paid in capital (due to HP A&M being deemed a related party). This is the equivalent of 11 water taps. The allocation was made pursuant to the Arkansas River Agreement and was based on the “Net Revenues” (defined in Note 4 below) earned by HP A&M related to the farm leasing operations which are described in greater detail in Note 4 to the 2011 Annual Report.

At November 30, 2011, there remain 19,458 water taps subject to the Tap Participation Fee.

Revenue Recognition. The Company’s revenue recognition policies have not changed since August 31, 2011, and are more fully described in Note 2 to the 2011 Annual Report.

In August 2005, the Company entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”). In fiscal 2006, the Company began recognizing water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2011 Annual Report) constructed to provide service to the County. The Company recognized $3,600 of water tap fee revenues during each of the three months ended November 30, 2011 and 2010, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the CAA as further described in Note 4 below.

The Company recognized $10,400 of “Special Facilities” (defined in the 2011 Annual Report) funding as revenue during each of the three months ended November 30, 2011 and 2010, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 4 to the 2011 Annual Report.

As of November 30, 2011, the Company has deferred recognition of $1.4 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

Royalty and other obligations. Revenues from the sale of Export Water are shown net of royalties payable to the Land Board. Revenues from the sale of water on the “Lowry Range” (described in Note 4 to the 2011 Annual Report) are shown net of the royalties to the Land Board and the amounts retained by the Rangeview Metropolitan District (the “District”).

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2011

Oil and Gas Lease Payments. As further described in Note 2 to the 2011 Annual Report, on March 10, 2011, the Company entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”) a wholly owned subsidiary of Anadarko Petroleum Company. Pursuant to the O&G Lease, during the year ended August 31, 2011, the Company received up-front payments of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its Sky Ranch property (described in Note 4 to the 2011 Annual Report). The Company began recognizing the up-front payments from Anadarko as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. During the three months ended November 30, 2011 and 2010, the Company recognized $103,600 and $0 of income related to the up-front payments received pursuant to the O&G Lease, respectively.

As of November 30, 2011, the Company has deferred recognition of $949,900 of income related to the O&G Lease, which will be recognized into income ratably through February 2014.

Water and Wastewater Systems and Depletion and Depreciation of Water Assets. Costs to construct water and wastewater systems that meet the Company’s capitalization criteria are capitalized as incurred, including interest. The costs are depreciated on a straight-line basis over the estimated useful lives of the water and wastewater systems, up to thirty years. The Company capitalizes design and construction costs related to construction activities and it capitalizes certain legal, engineering and permitting costs relating to the adjudication and improvement of its water assets. The Company depletes its water assets that are being utilized on the basis of units produced divided by the total volume of water adjudicated in the water decrees.

Share-based Compensation. The Company maintains a stock option plan for the benefit of its employees and directors. The Company records share-based compensation costs as expense over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation which allowed for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, at this time, the granting and exercise of stock options has no impact on the income tax provisions.

The Company recognized $18,800 and $21,400 of share-based compensation expense during the three months ended November 30, 2011 and 2010, respectively.

Income taxes. The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company does not have any significant unrecognized tax benefits as of November 30, 2011.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2009 through fiscal 2011. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At November 30, 2011, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended November 30, 2011 and 2010.

Loss per Common Share. Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 275,100 and 262,600, common share equivalents as of November 30, 2011 and 2010, respectively, and 1.9 million shares underlying the Convertible Note – Related Party (defined in Note 4 to the 2011 Annual Report), prior to conversion on January 11, 2011, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2011

Comprehensive Loss. In addition to net loss, comprehensive loss includes the unrecognized changes in the fair value of marketable securities that are classified as available-for-sale as noted in the following table:

	September 30,	September 30,
	Three Months Ended:
	November 30, 2011	November 30, 2010
Net loss	$(1,361,700)	$(1,460,800)
Unrealized gain (loss) on marketable securities	2,400	(2,200)

Comprehensive loss	$(1,359,300)	$(1,463,000)

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (September 1, 2012 for the Company). The Company is assessing the impact of ASU 2011-05 but it does not expect the adoption of ASU 2011-05 to have a material impact on its financial statements.

Reclassifications. Certain amounts in the November 30, 2010 financial statements have been reclassified to conform to the current presentation.

NOTE 2 – FAIR VALUE MEASUREMENTS

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had none of these instruments at November 30, 2011.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had one Level 2 asset at November 30, 2011, its marketable securities. The value of the Company’s marketable securities is based on observable market data obtained from the financial institutions at which the marketable securities are held.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at November 30, 2011, the Tap Participation Fee liability, which is described in greater detail in Note 4 below.

The Company maintains policies and procedures to value instruments using the best and most relevant data available.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2011

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of November 30, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
			Fair Value Measurement Using:
		Cost / Other	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Accumulated Unrealized Gains and
	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Marketable securities	$3,852,700	$3,853,200	$—	$3,852,700	$—	$(500)
Tap Participation Fee liability	$65,792,300	$65,792,300	$—	$—	$65,792,300	$—

Level 2 Asset – Marketable Securities. The Company’s marketable securities are the Company’s only financial asset measured on a recurring basis. The fair value of the marketable securities is based on the values reported by the financial institutions where the funds are held. These securities include only federally insured certificates of deposit.

Level 3 Liability – Tap Participation Fee. The Company’s Tap Participation Fee liability is the Company’s only financial liability measured on a non-recurring basis. As further described in Note 4, the Tap Participation Fee liability is valued by projecting new home development in the Company’s targeted service area over an estimated development period.

The following table presents the changes in the Tap Participation Fee for the three months ended November 30, 2011:

	September 30,	September 30,	September 30,
	Fair Value Measurement using Significant Unobservable Inputs (Level 3)
	Gross Estimated Tap Participation Fee Liability	Tap Participation Fee Reported Liability	Discount - to be imputed as interest expense in future periods
Balance at August 31, 2011	$113,147,700	$64,988,300	$48,159,400
Total gains and losses (realized and unrealized):
Imputed interest recorded as “Other Expense”	—	851,400	(851,400)
Increase in estimated value (to be realized in future periods)	7,468,200	—	7,468,200
Purchases, sales, issuances, payments, and settlements	—	(47,400)	47,400
Transfers in and/or out of Level 3	—	—	—

Balance at November 30, 2011	$120,615,900	$65,792,300	$54,823,600

NOTE 3 – INVESTMENTS IN WATER, WATER SYSTEMS, LAND AND IMPROVEMENTS

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 to the 2011 Annual Report. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three months ended November 30, 2011.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2011

The Company’s water, water systems, land and improvements consist of the following costs and accumulated depreciation and depletion at November 30, 2011 and August 31, 2011:

	September 30,	September 30,	September 30,	September 30,
	November 30, 2011		August 31, 2011
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Arkansas River Valley assets	$81,318,800	$(1,187,200)	$81,318,800	$(1,144,100)
Rangeview water supply	14,305,400	(6,700)	14,299,700	(6,600)
Paradise water supply	5,544,000	—	5,540,200	—
Sky Ranch water rights and other costs	3,915,200	(29,000)	3,915,200	(21,800)
Fairgrounds water and water system	2,899,900	(468,500)	2,899,900	(446,400)
Rangeview water system	167,700	(63,700)	167,700	(62,400)
Water supply—other	25,600	(14,800)	25,600	(13,700)

Totals	108,176,600	(1,769,900)	108,167,100	(1,695,000)

Net investments in water and water systems	$106,406,700		$106,472,100

Sky Ranch land and improvements	$3,772,800	(500)	$3,743,300	—

Total net investments in water, water systems, land and improvements	$110,179,000		$110,215,400

Capitalized terms in this section not defined herein are defined in Note 4 to the 2011 Annual Report.

Depletion and Depreciation. The Company recorded $100 of depletion charges during each of the three month periods ended November 30, 2011 and 2010, respectively. This related entirely to the Rangeview Water Supply. No depletion is taken against the Arkansas River water, Paradise Water Supply or Sky Ranch Water Supply because the water located at these locations are not yet being utilized for their intended purpose as of November 30, 2011.

The Company recorded $75,500 and $75,100 of depreciation expense during the three months ended November 30, 2011 and 2010, respectively.

NOTE 4 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

At November 30, 2011 and August 31, 2011, the Company had no debt obligations with contractual maturity dates.

The Participating Interest in Export Water supply and the Tap Participation Fee payable to HP A&M are obligations of the Company that have no scheduled maturity dates. Therefore, these liabilities are not disclosed in tabular format but they are described below.

Participating Interests in Export Water Supply

The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990’s. The acquisition was consummated with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of $11.1 million, which represented the cash the Company received from the participating interest holders which was used to purchase the Company’s Export Water (described in greater detail in Note 4 to the financial statements contained in the Company’s 2011 Annual Report on Form 10-K). The Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders in return for their initial $11.1 million investments. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability is not reflected on the Company’s balance sheet because the obligation to pay this is contingent on the sale of Export Water, the amounts and timing of which are not reasonably determinable.

The CAA obligation is non-interest bearing, and if the Export Water is not sold, the parties to the CAA have no recourse against the Company. If the Company does not sell the Export Water, the holders of the Series B Preferred Stock are also not entitled to payment of any dividend and have no contractual recourse against the Company.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2011

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

In fiscal years 2007 and 2008, in order to reduce the long term impact of the CAA, the Company repurchased various portions of the CAA obligations in priority. The Company did not make any CAA acquisitions during the three months ended November 30, 2011 and 2010. As a result of the acquisitions, and due to the sale of Export Water, as detailed in the table below, the remaining potential third party obligation at November 30, 2011 is $3.5 million:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third party Obligation	Paticipating Interests Liability	Contingency
Original balances	$—	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2011:
Acquisitions	—	28,077,500	(28,077,500)	(9,790,000)	(18,287,500)
Option payments—Sky Ranch and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,400)
Arapahoe County tap fees *	533,000	(373,100)	(159,900)	(55,800)	(104,200)
Export Water sale payments	85,100	(59,600)	(25,500)	(8,900)	(16,600)

Balance at August 31, 2010	728,500	27,821,000	3,476,700	1,212,100	2,264,400
Fiscal 2012 activity:
Export Water sale payments	7,000	(4,900)	(2,100)	(600)	(1,500)

Balance at November 30, 2011	$735,500	$27,816,100	$3,474,600	$1,211,500	$2,262,900

*	The Arapahoe County tap fees are less $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first three payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive $5.1 million of the first priority payout (the remaining entire first priority payout totals $7.3 million as of November 30, 2011).

Arkansas River Agreement Obligations

The Tap Participation Fee

The $65.8 million Tap Participation Fee liability at November 30, 2011, represents the estimated discounted fair value of the Company’s obligation to pay HP A&M 20% of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 19,458 water taps sold by the Company. Initially the obligation was to pay 10% of the Company’s gross proceeds, or the equivalent thereof, from the sale of 40,000 water taps sold after the date of the Arkansas River Agreement. The 40,000 water taps was reduced to 19,458 water taps as a result of (i) Arkansas River Valley land which was sold in 2006 and 2009, (ii) the sale of unutilized water rights owned by the Company in the Arkansas River Valley in 2007, (iii) a 50% reduction in water taps subject to the Tap Participation Fee when HP A&M elected to increase the percentage from 10% to 20%, also described further below, and (iv) the allocation of 24.6% of the estimated Net Revenues received by HP A&M related to the management of the farm leasing operations which is described in greater detail below. Pursuant to the Arkansas River Agreement, following the fifth anniversary (September 1, 2011) of the Arkansas River Agreement, HP A&M elected to increase the Tap Participation Fee percentage from 10% to 20% and take a corresponding 50% reduction in the number of taps subject to the Tap Participation Fee.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2011

The fair value of the Tap Participation Fee liability is an estimate prepared by management of the Company. The fair value of the liability is based on discounted estimated cash flows subject to the Tap Participation Fee calculated by projecting future annual water tap sales for the number of taps subject to the Tap Participation Fee at the date of valuation. Future cash flows from water tap sales are estimated by utilizing the following historical information where available:

•

New homes constructed in the area known as the 11-county “Front Range” from the 1980’s through the valuation date. The Company utilized data for this length of time to provide development information over many economic cycles because the Company anticipates development in its targeted service area to encompass many economic cycles over the development period.

•

New home construction patterns for large master planned housing developments along the Front Range. The Company utilized this information because these developments are deemed comparable to projects anticipated to be constructed in the Company’s targeted service area (i.e. these master planned communities were located in predominately undeveloped areas on the outskirts of the Front Range).

•

Population growth rates for Colorado and the Front Range. Population growth rates were utilized to predict anticipated growth along the Front Range which was used to predict an estimated number of new homes necessary to house the increased population.

•	The Consumer Price Index since the 1980’s which was utilized to project estimated future water tap fees.

•

Net Revenues from the farm leasing operations in 2010 obtained from HP A&M. This was used to project annual farm leasing operations through September 2014 which is the date through which the management agreement was extended as described below. The Company is permitted to allocate 24.6% of the Net Revenues against the Tap Participation Fee through September 2014.

Utilizing this historical information, the Company projected an estimated new home development pattern in its targeted service area sufficient to cover the sale of 19,458 water taps. The estimated proceeds of selling 19,458 water taps resulted in estimated payments to HP A&M over the life of the projected development period of $120.6 million, which is an increase of $7.5 million from the previous valuation completed in fiscal 2009. The estimated payments to HP A&M are then discounted to the current valuation date and the difference between the amount reflected on the Company’s balance sheet at the valuation date and the total estimated payments is imputed as interest expense over the estimated development time using the effective interest method. The implied interest rate for the valuation completed during this fiscal quarter was 5.3% which was a 1.0% decrease from the prior valuation completed in fiscal 2009. As a result of the change in the net realizable value and the interest rate, the amount of interest the Company imputed during the three months ended November 30, 2011, decreased $147,800 compared to the interest the Company would have imputed in accordance with the valuation completed in fiscal 2009. This equates to $.01 per basic and diluted share. This will result in a decrease in the imputed interest of $620,900 for the fiscal year ending August 31, 2012, which is $.03 per basic and diluted share.

The $65.8 million balance at November 30, 2011, includes $21.1 million of interest which has been imputed since the acquisition date, recorded using the effective interest method. Payment of the Tap Participation Fee may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.

Actual new home development in the Company’s service area and actual future tap fees inevitably will vary significantly from the Company’s estimates which could have a material impact on the Company’s financial statements. An important component in the Company’s estimate of the value of the Tap Participation Fee, which is based on historical trends, is that the Company reasonably expects water tap fees to continue to increase in the coming years. Tap fees are market based and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees thus are partially indicative of the increasing value of the Company’s water assets. The Company continues to assess the value of the Tap Participation Fee liability and updates its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2011

Extension of the farm management agreement

The 17,500 acres acquired by the Company pursuant to the Arkansas River Agreement are being leased to area farmers. Those leases are managed by HP A&M and HP A&M retains all income generated by the farm leasing operations; however, during the extended term, all Net Revenue is to be applied to repayment of the outstanding promissory notes owed by HP A&M which are secured by deeds of trust on the farm properties owned by the Company. The initial term of the management agreement with HP A&M expired on August 31, 2011. Because certain events in the Arkansas River Agreement did not occur prior to August 31, 2011, the management agreement remains in effect until 60 days after HP A&M repays all remaining farm debt (described below) owed by HP A&M or September 23, 2014, whichever comes first. During the extended term of the management agreement, the Company is permitted to allocate a defined percentage of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expenses for managing the leases and a reasonable overhead allocation) paid to HP A&M against the Tap Participation Fee. The calculation for determining the percentage is the total consideration paid to HP A&M pursuant to the Arkansas River Agreement (which is any Tap Participation Fee payments made to HP A&M plus the value, based on the average closing price of the Company’s stock over the six month period ended August 31, 2011, of the common stock granted to HP A&M) divided by $50.0 million. This calculation resulted in a 24.6% allocation rate. Effective September 1, 2011, the Company began applying this rate to the Net Revenues received by HP A&M related to their management of the Company’s farm leases.

Promissory Notes Payable by HP A&M

Certain of the properties the Company acquired from HP A&M are subject to outstanding promissory notes payable to third parties with principal and accrued interest totaling $10.0 million and $10.0 million at November 30, 2011 and August 31, 2011, respectively. In addition, HP A&M has balloon payments totaling $5.5 million due within twelve months of November 30, 2011. These promissory notes are secured by deeds of trust on the properties. The Company did not assume any of these promissory notes and is not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, at the Company’s sole discretion, the Company may make payments pursuant to any or all of the notes and cure any or all of the defaults. If the Company does not cure the defaults, it will lose the properties securing the defaulted notes. If HP A&M defaults on the promissory notes, the Company can foreclose on a defined amount of stock issued to HP A&M and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. The probability of HP A&M defaulting on the notes is deemed remote. As far as the Company is aware, as of November 30, 2011, HP A&M has not defaulted on any of the promissory notes. If HP A&M were to default on all of the notes, the Company would lose 60 of the 80 (approximately 75%) real property interests it acquired and a comparable percentage of the water rights the Company acquired, which are associated with those properties, unless the Company cured the notes in default. The Company currently does not have enough funds to cure all of the notes. If that were to occur, the Company would need to seek additional financing or selectively choose the properties it would want to retain.

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

NOTE 5 – SHAREHOLDERS’ EQUITY

The Company maintains the 2004 Incentive Plan (the “Equity Plan”), which was approved by shareholders in April 2004. Executives, eligible employees, consultants and non-employee directors are eligible to receive options and stock grants pursuant to the Equity Plan. Pursuant to the Equity Plan, options to purchase shares of stock and

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2011

restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. At November 30, 2011, the Company had 1,290,800 common shares that can be granted to eligible participants pursuant to the Equity Plan.

The following table summarizes the stock option activity for the Equity Plan for the three months ended November 30, 2011:

	September 30,	September 30,	September 30,	September 30,
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Oustanding at beginning of period	280,000	$6.10
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(5,000)	$3.67

Outstanding at November 30, 2011	275,000	$6.15	5.6	*

Options exercisable at November 30, 2011	243,000	$6.54	5.4	*

*	Intrinisic value less than $0

The following table summarizes the activity and value of non-vested options as of and for the three months ended November 30, 2011:

	September 30,	September 30,
	Number of Options	Weighted- Average Grant Date Fair Value
Non-vested options oustanding at beginning of period	49,500	$2.86
Granted	—	$—
Vested	(12,500)	$3.11
Forfeited	(5,000)	$3.11

Options not vested at November 30, 2011	32,000	$2.72

All non-vested options are expected to vest. The total fair value of options vested during the three months ended November 30, 2011 and 2010 was $38,900 and $31,200, respectively.

Stock-based compensation expense for the three months ended November 30, 2011 and 2010, was $18,800 and $21,400, respectively.

At November 30, 2011, the Company has unrecognized expenses relating to non-vested options that are expected to vest totaling $58,100, which have a weighted average life of 1.5 years. The Company has not recorded any excess tax benefits to additional paid in capital.

NOTE 6 – RELATED PARTY TRANSACTIONS

In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at November 30, 2011) and matures on December 31, 2012. The $534,900 balance of the note receivable at November 30, 2011 includes borrowings of $229,300 and accrued interest of $305,600. The $531,900 balance of the note receivable at August 31, 2011 includes borrowings of $229,300 and accrued interest of $302,600.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2011

HP A&M paid the Company $10,500 during each of the three months in the periods ended November 30, 2011 and 2010, respectively. This is to reimburse the Company for 50% of the salary and expenses of a Company employee that performs various farm management duties which are for the benefit of HP A&M since HP A&M manages the farm leases as described in Note 4 above.

NOTE 7 – SIGNIFICANT CUSTOMER

The Company sells wholesale water and wastewater services to the District pursuant to the Rangeview Water Agreements (defined in Note 4 to the 2011 Annual Report). Sales to the District accounted for 71% and 74% of the Company’s total revenues for the three months ended November 30, 2011 and 2010, respectively. The District had one significant customer, the Ridgeview Youth Services Center. Pursuant to the Rangeview Water Agreements the Company is providing water and wastewater services to this customer on behalf of the District. The District’s significant customer accounted for 68% and 71% of the Company’s total revenues for the three months ended November 30, 2011 and 2010, respectively.

The Company had accounts receivable from the District which accounted for 81% and 87% of the Company’s trade receivables balances at November 30, 2011 and August 31, 2011, respectively. Accounts receivable from the District’s largest customer accounted for 73% and 74% of the Company’s trade receivables as of November 30, 2011 and August 31, 2011, respectively.

NOTE 8 – ACCRUED LIABILITIES

At November 30, 2011, the Company had accrued liabilities of $117,400, of which $91,300 was for estimated property taxes and $26,100 was for professional fees.

At August 31, 2011, the Company had accrued liabilities of $118,600, of which $62,400 was for estimated property taxes on the Sky Ranch property, $49,500 was for professional fees, and the remaining $6,700 was related to operating payables.

NOTE 9 – SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

	September 30,	September 30,
	Three Months Ended:
	November 30, 2011	November 30, 2010
Increase in estimated Tap Participation Fee liability and related discount	$7,468,200	$-

NOTE 10 – SUBSEQUENT EVENT

As disclosed in a Form 8-K filed on December 19, 2011, on that date, the Company and the District filed a lawsuit against the State of Colorado by and through the Land Board. The complaint was filed with the District Court, City and County of Denver, Colorado. The Company and the District are claiming that the Land Board breached, and will breach, agreements entered into by the Land Board with the Company and the District in connection with a 1996 settlement agreement. Those agreements include the Amended and Restated Water Lease, dated as of April 4, 1996, between the Land Board and the District and the Service Agreement of the same date between the Company and the District. As initially reported in a Current Report on Form 8-K filed by the Company on November 29, 2011, the Land Board issued a Request for Proposal that included a draft lease agreement related to oil and gas rights at the Land Board’s Lowry Range. The Company believes the draft lease agreement does not adequately address or protect its exclusive right to provide water to the Lowry Range. As a result of this breach, the Company and the District are claiming damages which will be proven at trial.

*****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21C of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We are not able to predict all factors that may affect future results. We cannot assure you that any of our expectations will be realized. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation: the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K; the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability; population growth; employment rates; general economic conditions; the market price of water; changes in customer consumption patterns; changes in applicable statutory and regulatory requirements; changes in governmental policies and procedures; uncertainties in the estimation of water available under decrees; uncertainties in the estimation of costs of delivery of water and treatment of wastewater; uncertainties in the estimation of the service life of our systems; uncertainties in the estimation of costs of construction projects; the strength and financial resources of our competitors; our ability to find and retain skilled personnel; climatic and weather conditions, including flood, droughts and freezing conditions; labor relations; availability and cost of labor, material and equipment; delays in anticipated permit and construction dates; environmental risks and regulations; our ability to raise capital; our ability to negotiate contracts with new customers; and uncertainties in water court rulings; and other factors discussed from time to time in our press releases, public statements and documents filed or furnished with the Securities and Exchange Commission (“SEC”). All forward-looking statements are expressly qualified by these cautionary statements.

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition and should be read in conjunction with the accompanying financial statements and the notes thereto and the financial statements and the notes thereto contained in our 2011 Annual Report on Form 10-K (the “2011 Annual Report”).

The following section focuses on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:

•	Revenue generated from providing wholesale water and wastewater services;

•	Expenses associated with developing our water assets; and

•	Cash available to continue development of our water rights and service agreements.

Our MD&A section includes the following items:

Our Business – a general description of our business, our services and our business strategy.

Results of Operations – an analysis of our results of operations for the periods presented in our financial statements.

Liquidity, Capital Resources and Financial Position – an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements.

Critical Accounting Policies and Use of Estimates – a discussion of our critical accounting policies that require critical judgments, assumptions and estimates.

Our Business

We are a Colorado corporation that provides wholesale water and wastewater services to our customers which are local governmental entities that provide water and wastewater services to their end-use customers, and industrial and commercial customers, located in the greater Denver, Colorado metropolitan area. Services we provide include designing, constructing, operating and maintaining wholesale water and wastewater systems using our balanced water portfolio consisting of surface water and groundwater supplies, surface water storage, aquifer storage, and reclaimed water supplies.

We generate revenues predominately from three sources: (i) one time water and wastewater tap fees, (ii) construction fees, and (iii) monthly service fees. Our revenue sources and how we account for them are described in greater detail in the 2011 Annual Report. We typically negotiate the payment terms for tap fees, construction fees, and other water and wastewater service fees with our wholesale customers as a component of our service agreements prior to construction of the project.

We currently provide wholesale water service predominately to two local governmental entity customers. Our largest customer is the Rangeview Metropolitan District (the “District”), a quasi-municipal political subdivision of the State of Colorado which is described further in the 2011 Annual Report. We provide service to the District and its end-use customers pursuant to “The Rangeview Water Agreements” (defined in Note 4 to the 2011 Annual Report). Through our governmental entity wholesale customers, we serve 258 Single Family Equivalent (“SFE”) water connections and 157 SFE wastewater connections located in southeastern metropolitan Denver.

Results of operations

Executive Summary

The results of our operations for the three months ended November 30, 2011 and 2010 are as follows:

Summary Table 1

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended:
	November 30, 2011	November 30, 2010	$ Change	% Change
Millions of gallons of water delivered	7.5	7.6	(0.1)	-1%
Water revenues generated	$41,600	$36,300	$5,300	15%
Operating costs to deliver water (excluding depreciation and depletion)	$19,100	$14,600	$4,500	31%
Water delivery gross margin %	54%	60%

Wastewater treatment revenues	$12,000	$17,700	$(5,700)	-32%
Operating costs to treat wastewater	$5,900	$4,800	$1,100	23%
Wastewater treatment gross margin %	51%	73%
General and administrative expenses	$599,500	$421,500	$178,000	42%
Net losses	$1,361,700	$1,460,800	$(99,100)	-7%

Water Usage Revenues

Our water service charges include a fixed monthly fee and a fee based on actual amounts of water used, which is based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established based on the average of three surrounding water providers.

Water deliveries decreased 1% in the three months ended November 30, 2011, compared to the three months ended November 30, 2010. Water revenues increased 15% during the three months ended November 30, 2011, compared to the three months ended November 30, 2010, which is a result of increased water usage fees effective July 1, 2011 and large industrial customers taking bulk water deliveries resulting in charges at the higher end of our tiered pricing structure. The gross margins on delivering water decreased 6% during the three months ended November 30, 2011, compared to the three months ended November 30, 2010, due mainly to increased energy costs as a result of higher pumping demands to produce water for oil and gas well drilling and fracking activities.

Wastewater Treatment Revenues

Our wastewater customer used to be charged a flat monthly fee based on the number of tap connections; however, beginning July 1, 2011, we agreed to charge our wastewater customer based on the amount of wastewater treated due to a reduction in their water consumption.

Wastewater fees decreased 32% during the three months ended November 30, 2011, compared to the three months ended November 30, 2010, which was primarily a result of the change in how our wastewater customer is charged.

Tap Fees

In August 2005, we entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”). In fiscal 2006, we began recognizing water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2011 Annual Report) constructed to provide service to the County. We recognized $3,600 of water tap fee revenues during each of the three months ended November 30, 2011 and 2010, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the “CAA” which is described in Note 4 to the accompanying financial statements.

We recognized approximately $10,400 of “Special Facilities” (defined in the 2011 Annual Report) funding as revenue during each of the three months ended November 30, 2011 and 2010, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 4 to the 2011 Annual Report.

At November 30, 2011, we have deferred recognition of $1.4 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

We did not sell any water or wastewater taps during the three months ended November 30, 2011 or 2010. We did reduce the Tap Participation Fee (as defined in Note 1 to the accompanying financial statements) by the equivalent of 11 taps as described in Note 4 to the accompanying financial statements.

General and Administrative and Other Expenses

Significant balances classified as general and administrative (“G&A”) expenses for the three months ended November 30, 2011 and 2010, were:

Table 2 - Signficant Balances in G&A

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended:
	November 30, 2011	November 30, 2010	$ Change	% Change
Salary and salary related expenses	$202,200	$150,600	$51,600	34%
Professional fees	192,700	97,600	95,100	97%
FLCC water assessment fees	85,400	85,400	—	0%
Property taxes	23,100	16,600	6,500	39%
Public entity related expenses	14,200	15,400	(1,200)	-8%
All other G&A accounts combined	81,900	55,900	26,000	47%

Total G&A as reported	$599,500	$421,500	$178,000	42%
Share based compensation	18,800	21,400	(2,600)	-12%

G&A without the effects of share-based compensation	$580,700	$400,100	$180,600	45%

Salary and salary related expenses increased 34% for the three months ended November 30, 2011, as compared to November 30, 2010, respectively. The increase is mainly a result of bonuses paid to employees totaling $47,000. The salary and salary related expenses noted above include $18,800 and $21,400 of share-based compensation expenses for the three months ended November 30, 2011 and 2010, respectively.

Professional fees (legal and accounting) increased 97% during the three months ended November 30, 2011, as compared to the three months ended November 30, 2010, respectively. This is mainly due to additional legal fees related to the lawsuit filed against the State of Colorado by and through the Land Board in December 2011, as described in Part II, Item 1 below.

The Fort Lyon Canal Company (“FLCC”—defined in Note 4 to the 2011 Annual Report) water assessment fees are the fees we pay for our share of the maintenance of the Fort Lyon Canal in the Arkansas River Valley. The fees are approved by the shareholders of the FLCC. As of November 30, 2011, we hold approximately 26% of the voting shares of the FLCC.

Property taxes are comprised mainly of the estimated property taxes for the Sky Ranch property (described in Note 4 to the 2011 Annual Report). The increase of $6,500 is due to the fact that we closed on the acquisition of the property during the first quarter of fiscal 2011 and this year we incurred expenses for the entire fiscal quarter.

Costs associated with corporate governance and costs associated with being a publicly traded entity decreased 8% during the three months ended November 30, 2011, as to compared to November 30, 2010, primarily as a result of the additional filings and press releases in 2010 associated with the Sky Ranch acquisition and related financing.

Other income and Expense Items

Table 3 - Other Items

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended:
	November 30, 2011	November 30, 2010	$ Change	% Change
Other expense items:
Depreciation and depletion expense	$75,600	$75,200	$400	1%
Imputed interest expense	$851,400	$940,000	$(88,600)	-9%
Interest expense on Convertible Note	$—	$91,000	$(91,000)	100%

Other income items:
Oil and gas lease income	$103,600	$—	$103,600	100%
Interest income	$15,800	$16,800	$(1,000)	-6%
Other	$2,900	$1,500	$1,400	93%

Imputed interest expense is related to the Tap Participation Fee payable to High Plains A&M, LLC (“HP A&M”). This represents the expensed portion of the difference between the estimated fair value of the payments to be made to HP A&M and the discounted present value of those payments imputed using the effective interest method. The decrease in the imputed interest expense is a result of the updated valuation performed during the first quarter of fiscal 2012, which is explained in greater detail in Note 4 to the accompanying financial statements.

Interest was expensed on the Convertible Note – Related Party (as defined in Note 4 to the 2011 Annual Report) during the three months ended November 30, 2010, which bore simple interest at 10% per annum. This is not an expense item for fiscal 2012, because we issued 1.9 million unregistered shares of common stock upon conversion of the Convertible Note – Related Party on January 11, 2011.

The $103,600 of oil and gas lease payments are due to the March 10, 2011, signing of the Paid-Up Oil and Gas Lease (the “O&G Lease”) and Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”), a wholly-owned subsidiary of Anadarko Petroleum Company. During our fiscal 2011, we received payments of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we owned at our Sky Ranch property. The oil and gas rights under the remaining approximately 304 acres at Sky Ranch are already owned by Anadarko. We have deferred recognition of the payments and beginning March 10, 2011, we began recognizing the payments to income over the initial three year term of the O&G Lease. During the three months ended November 30, 2011, we recognized $103,600 of other income related to the O&G Lease.

Interest income represents interest earned on the temporary investment of capital in cash equivalents or available-for-sale securities, interest accrued on the note payable by the District which is defined in Note 1 to the accompanying financial statements and Note 4 to the 2011 Annual Report) and interest accrued on the Special Facilities construction proceeds receivable from the County. The decrease is due to a significant decline in interest rates due to the recessionary economy and decreasing levels of cash investments.

Liquidity, Financial Resources and Financial Condition

At November 30, 2011, our working capital, defined as current assets less current liabilities, was approximately $3.8 million. As of November 30, 2011, we had approximately $4.2 million of cash, cash equivalents and marketable securities. As of the date of the filing of this quarterly report on Form 10-Q, we have an effective shelf registration statement pursuant to which we may elect to sell up to another $4.45 million of stock at any time and from time to time. We believe that as of the date of the filing of this quarterly report on Form 10-Q and as of November 30, 2011, we have sufficient working capital to fund our operations for the next fiscal year.

The Tap Participation Fee

Pursuant to the Arkansas River Agreement, effective as of September 1, 2011, HP A&M elected to increase the Tap Participation Fee percentage from 10% to 20% and take a corresponding 50% reduction in the number of taps subject to the Tap Participation Fee. In addition, the initial term of the farm management agreement with HP A&M expired on August 31, 2011. During the extended term of the management agreement, we are permitted to allocate 24.6% of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expenses for managing the leases and a reasonable overhead allocation) paid to HP A&M against the Tap Participation Fee.

As a result of the events described above, we revalued the Tap Participation Fee liability during the fiscal quarter ended November 30, 2011. The updated valuation and the events described above resulted in the following:

•

Our obligation to pay HP A&M 10% of the gross proceeds, or the equivalent thereof, from the sale of the next 38,937 water taps at the beginning of the quarter is now an obligation to pay 20% of the gross proceeds, or the equivalent thereof, from the sale of the next 19,458 water taps.

•

The total estimated payments to HP A&M for the Tap Participation Fee increased $7.5 million from the previous valuation completed in fiscal 2009. The total estimated payments were then discounted to the current valuation date and the difference between the amount reflected on the Company’s balance sheet and the total estimated payments is imputed as interest expense over the estimated development life using the effective interest method. The imputed effective interest rate decreased from 6.3% to 5.3% and the amount of interest imputed during the three months ended November 30, 2011 was $851,400.

•

The $65.8 million Tap Participation Fee payable at November 30, 2011, includes $21.1 million of interest which has been imputed since the acquisition date, recorded using the effective interest method.

•

During the three months ended November 30, 2011, we allocated $47,400 to the Tap Participation Fee liability and to additional paid in capital (due to HP A&M being deemed a related party). This is the equivalent of 11 water taps.

Additional information on the elections made by HP A&M, the terms of the Arkansas River Agreement, the estimation of the fair value of the Tap Participation Fee liability, the calculation of the percentage of Net Revenues and the reduction of water taps subject to the Tap Participation Fee is included in Note 1 and Note 4 to the accompanying financial statements.

Payment of the Tap Participation Fee may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.

FLCC Water Assessment Fees

FLCC water assessment fees are payable to the FLCC each calendar year. In December 2011, the board and shareholders of the FLCC voted to increase the calendar 2012 assessment to $17.00 per share from the current $15.50 per share. The fee increase goes into effect on January 1, 2012, and will cost us an additional $33,000 per year.

Summary Cash Flows Table

Table 4 - Summary Cash Flows Table

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended:
	November 30, 2011	November 30, 2010	$ Change	% Change
Cash (used) provided by:
Operating acitivites	$(432,600)	$(265,600)	$(167,000)	63%
Investing activities	$699,300	$(9,766,300)	$10,465,600	-107%
Financing activities	$11,600	$10,639,000	$(10,627,400)	-100%

Changes in Operating Activities

Operating activities include revenues we receive from the wholesale sale of water and wastewater services to customers, costs incurred in the delivery of those services, G&A expenses, and other income and expenses.

Cash used by operations increased 63% during the three months ended November 30, 2011 compared to November 30, 2010. This was mainly as a result of increased professional fees related to the work done to file the lawsuit against the Land Board as well increased salary fees related to employee bonuses.

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

Investing activities during the three months ended November 30, 2011, consisted of us investing $39,000 into Sky Ranch, us selling $1.2 million in marketable securities and us investing $426,300 into marketable securities. Investing activities during the three months ended November 30, 2010, consisted of the use of approximately $6.7 million for the acquisition of Sky Ranch and we invested approximately $3.8 million into marketable securities consisting entirely of certificates of deposit.

Changes in Financing Activities

Financing activities for the three months ended November 30, 2011 consisted mainly of the receipt of $13,700 from the County related to the Construction note. Financing activities for the three months ended November 30, 2010 consisted mainly of the issuance of the $5.2 million Convertible Note and the sale of approximately $5.5 million of common stock.

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

Revenue Recognition

Our revenues consist mainly of tap fees, monthly service fees and construction revenues. As further described in Note 2 to the accompanying financial statements, proceeds from tap sales are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. When we construct the infrastructure to be owned by the customer, we recognize tap fees pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the three months ended November 30, 2011 or 2010.

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

Pursuant to the O&G Lease, during the year ended August 31, 2011, we received up-front payments of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate we own at our Sky Ranch property. We began recognizing the up-front payments from Anadarko as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. During the three months ended November 30, 2011 and 2010, we recognized $103,600 and $0 of income related to the up-front payments received pursuant to the O&G Lease, respectively.

As of November 30, 2011, we have deferred recognition of $949,900 of income related to the O&G Lease, which will be recognized into income ratably through February 2014.

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

We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. We have no assets to be disposed of at November 30, 2011.

Our Front Range and Arkansas River Water Rights

We determine the undiscounted cash flows for our Denver based assets and the Arkansas River assets (defined below in the Tap Participation Fee section) by estimating tap sales to potential new developments in our service area and to communities along the eastern slope of the Rocky Mountains in Colorado, in the area extending essentially from Ft. Collins on the north to Colorado Springs on the south, generally referred to as the “Front Range,” using estimated future tap fees, less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs, inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2011, and determined that our Rangeview Water Supply (defined in Note 4 to the 2011 Annual Report) and Arkansas River water assets were not impaired and their costs were deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g. Sky Ranch and the Lowry Range (described in Note 4 to the 2011 Annual Report)) as well as in surrounding areas, including the Front Range and the I-70 corridor. We estimate that we have the ability to provide wholesale water service to approximately 180,000 Single Family Equivalents (“SFE’s”) using our combined Rangeview Water Supply and Arkansas River water assets which have a carrying value of approximately $100.9 million as of November 30, 2011. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $22,500 and estimated gross margins, we estimate that we would need to sell the following number of new water connections to recover the costs of our Rangeview Water Supply and our Arkansas River water assets:

•	At current tap fees: we estimate we would need to add 8,300 new wholesale water connections, requiring 4.9% of our water portfolio;

•	If tap fees increase 5.0%: we estimate we would need to add 7,900 new wholesale water connections, requiring 4.7% of our water portfolio;

•	If tap fees decrease 5%: we estimate we would need to add 8,700 new wholesale water connections, requiring 5.2% of our portfolio.

Although changes in the housing market throughout the Front Range have delayed our estimated tap sale projections, these changes do not alter our water ownership, nor our service obligations to existing properties or the number of SFE’s we can service.

Our Paradise Water Rights

Every six years the Paradise Water Supply (defined in Note 4 to the 2011 Annual Report) is subject to a finding of reasonable diligence review by the water court and the State Engineer. For a favorable finding we must demonstrate that we are diligently pursuing the development of the water rights. If we do not receive a favorable finding of reasonable diligence, our right to the Paradise Water Supply would be lost and we would be required to impair the Paradise Water Supply asset. The most recent diligence review was started in our fiscal 2005 and was completed in 2008, but not without objectors and not without us having to agree to certain stipulations to remove the objections. In order to continue to maintain the Paradise water right, during the six year period from 2008 to 2014 we must (i) select an alternative reservoir site; (ii) file an application in water court to change the place of storage; (iii) identify specific end users and place(s) of use of the water; and (iv) identify specific source(s) of the water rights for use.

For our Paradise Water Supply, we determined the undiscounted cash flows by estimating the proceeds we could derive from the leasing of the water rights to commercial, industrial, and agricultural users along the western slope of Colorado, and based on the impairment analysis we completed at August 31, 2011, we believe at November 30, 2011, the Paradise Water Supply is not impaired and the costs are deemed recoverable.

Tap Participation Fee

In 2006 we acquired 17,500 acres of irrigated land together with approximately 60,000 acre-feet of Arkansas River water rights from HP A&M. Along with common stock issued to HP A&M, we agreed to pay HP A&M a defined percentage of a defined number of water taps we sell from and after the date of the agreement with HP A&M. The Tap Participation Fee is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased in the HP A&M acquisition. The Tap Participation Fee liability is valued by estimating new home development in our service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver metropolitan area. This development pattern was then applied to projected future water tap fees determined by using historical water tap fee trends. We updated the estimated discounted cash flow analysis as of November 30, 2011, which is described in Note 4 to the accompanying financial statements. Actual new home development in our service area and actual future tap fees inevitably will vary significantly from our estimates which could have a material impact on our financial statements as well as our results of operations. An important component in our estimate of the value of the Tap Participation Fee, which is based on historical trends, is that we reasonably expect water tap fees to continue to increase in the coming years. Tap fees are market based and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees are thus partially indicative of the increasing value of our water assets. We continue to assess the value of the Tap Participation Fee liability and update its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee.

Obligations Payable by HP A&M

60 of the 80 properties we acquired pursuant to the Arkansas River Agreement are subject to outstanding promissory notes with principal and accrued interest totaling $10.0 million at November 30, 2011 and August 31, 2011, respectively. These notes are secured by deeds of trust on the properties. We did not assume any of these promissory notes and are not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. However, in the event of default by HP A&M, we may make payments on any or all of the notes and cure any or all defaults. If we do not cure the defaults, we will lose the properties securing the defaulted notes and the water rights associated with said properties. If HP A&M defaults on any of the promissory notes, we can foreclose on a defined amount of Pure Cycle common stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Although the likelihood of HP A&M defaulting on the notes is deemed remote, which is the primary reason these notes are not reflected on our balance sheet, we continue to monitor the status of the notes for any indications of default. We are not aware of any defaults by HP A&M as of November 30, 2011.

Share-based compensation

We estimate the fair value of share-based payment awards made to key employees and directors on the date of grant using the Black-Scholes option-pricing model. We then expense the fair value over the vesting period of the grant using a straight-line expense model. The fair value of share-based payments requires management to estimate/calculate various inputs such as the volatility of the underlying stock, the expected dividend rate, the estimated forfeiture rate and an estimated life of each option. These assumptions are based on historical trends and estimated future actions of option holders and may not be indicative of actual events which may have a material impact on our financial statements. See Note 8 to the 2011 Annual Report for further details on share-based compensation expense.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of November 30, 2011, the majority of our capital is invested in certificates of deposit with stated maturities and locked interest rates and, therefore, is not subject to interest rate fluctuations. We have no investments denominated in foreign country currencies and, therefore, our investments are not subject to foreign currency exchange risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of November 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

As disclosed in a Form 8-K filed on December 19, 2011, on that date, we and the District filed a lawsuit against the State of Colorado by and through the Land Board. The complaint was filed with the District Court, City and County of Denver, Colorado. We and the District are claiming that the Land Board breached, and will breach, agreements entered into by the Land Board with us and the District in connection with a 1996 settlement agreement. Those agreements include the Amended and Restated Water Lease, dated as of April 4, 1996, between the Land Board and the District and the Service Agreement of the same date between us and the District. As initially reported in a Current Report on Form 8-K filed on November 29, 2011, the Land Board issued a Request for Proposal that included a draft lease agreement related to oil and gas rights at the Land Board’s Lowry Range. We believe the draft lease agreement did not adequately address or protect our exclusive right to provide water to the Lowry Range. As a result of this breach, we and the District are claiming damages which will be proven at trial.

Item 6.	Exhibits

Exhibits

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial information from our Quarterly Report on Form 10-Q for the first quarter of fiscal 2012, filed with the SEC on January 13, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the balance sheets as of November 30, 2011 and August 31, 2011, (ii) the statements of operations for the three months ended November 30, 2011 and 2010, (iii) the statements of cash flows for the three months ended November 30, 2011 and 2010, and (iv) the noted to the financial statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Mark W. Harding
Mark W. Harding
President and Chief Financial Officer

January 13, 2012