Form 10-Q
period 2012-02-29
PURE CYCLE CORP
filed 2012-04-13
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 11, 2012:

Common stock, 1/3 of $.01 par value	24,037,596
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

PURE CYCLE CORPORATION

BALANCE SHEETS

	February 29, 2012	August 31, 2011
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$90,392	$71,795
Marketable securities	3,509,465	4,588,535
Trade accounts receivable	46,147	98,484
Prepaid expenses	213,268	242,000
Current portion of construction proceeds receivable	64,783	64,783

Total current assets	3,924,055	5,065,597

Investments in water and water systems, net	106,333,035	106,472,051
Sky Ranch land and improvements	3,783,683	3,743,305
Construction proceeds receivable, less current portion	268,336	292,493
Note receivable - related party:
Rangeview Metropolitan District, including accrued interest	537,876	531,873
Other assets	16,495	17,333

Total assets	$114,863,480	$116,122,652

LIABILITIES:
Current liabilities:
Accounts payable	$32,609	$69,330
Accrued liabilities	100,404	118,649
Deferred revenues	55,800	55,800
Deferred oil and gas lease payment	414,480	414,480

Total current liabilities	603,293	658,259

Deferred revenues, less current portion	1,306,600	1,334,503
Deferred oil and gas lease payment, less current portion	431,752	638,990
Participating Interests in Export Water Supply	1,211,151	1,212,232
Tap Participation Fee payable to HP A&M, net of $54.0 million and $48.2 million discount, respectively	66,598,423	64,988,329

Total liabilities	70,151,219	68,832,313

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 24,037,596 shares outstanding both periods presented	80,130	80,130
Additional paid-in capital	103,320,428	103,176,607
Accumulated comprehensive income (loss)	532	(2,903)
Accumulated deficit	(58,689,262)	(55,963,928)

Total shareholders’ equity	44,712,261	47,290,339

Total liabilities and shareholders’ equity	$114,863,480	$116,122,652

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended:
	February 29, 2012	February 28, 2011
Revenues:
Metered water usage	$24,439	$25,285
Wastewater treatment fees	11,582	17,719
Recognition of deferred revenues:
Special facility funding	10,377	10,377
Water tap fees	3,574	3,574

Total revenues	49,972	56,955

Cost of revenues:
Water service operations	(12,596)	(7,154)
Wastewater service operations	(4,585)	(4,606)
Depletion and depreciation	(22,063)	(22,069)

Total cost of revenues	(39,244)	(33,829)

Gross margin	10,728	23,126

Expenses:
General and administrative expenses	(583,730)	(767,095)
Depreciation	(55,020)	(53,121)

Operating loss	(628,022)	(797,090)

Other income (expense):
Interest income	13,791	10,344
Recognition of oil and gas lease deferred income	103,618	—
Other	9,414	20,455
Interest imputed on the Tap Participation Fee payable to HP A&M	(862,400)	(954,000)
Interest expense on Convertible Note - related party	—	(60,667)

Net loss	$(1,363,599)	$(1,780,958)

Net loss per common share – basic and diluted	$(0.06)	$(0.08)

Weighted average common shares outstanding – basic and diluted	24,037,596	23,112,616

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended:
	February 29, 2012	February 28, 2011
Revenues:
Metered water usage	$66,000	$61,601
Wastewater treatment fees	23,629	35,438
Recognition of deferred revenues:
Special facility funding	20,754	20,754
Water tap fees	7,148	7,148

Total revenues	117,531	124,941

Cost of revenues:
Water service operations	(31,717)	(21,709)
Wastewater service operations	(10,515)	(9,416)
Depletion and depreciation	(44,190)	(44,200)

Total cost of revenues	(86,422)	(75,325)

Gross margin	31,109	49,616

Expenses:
General and administrative expenses	(1,183,231)	(1,188,565)
Depreciation	(108,492)	(106,194)

Operating loss	(1,260,614)	(1,245,143)

Other income (expense):
Interest income	29,578	27,094
Recognition of oil and gas lease deferred income	207,238	—
Other	12,264	21,945
Interest imputed on the Tap Participation Fee payable to HP A&M	(1,713,800)	(1,894,000)
Interest expense on Convertible Note - related party	—	(151,667)

Net loss	$(2,725,334)	$(3,241,771)

Net loss per common share – basic and diluted	$(0.11)	$(0.15)

Weighted average common shares outstanding – basic and diluted	24,037,596	22,284,899

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended:
	February 29, 2012	February 28, 2011
Cash flows from operating activities:
Net loss	$(2,725,334)	$(3,241,771)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest on Tap Participation Fee payable to HP A&M	1,713,800	1,894,000
Depreciation, depletion and other non-cash items	155,210	144,968
Stock-based compensation expense included with general and administrative expenses	40,115	44,050
Interest expense on Convertible Note - related party	—	151,667
Interest added to construction proceeds receivable	(10,092)	(11,893)
Interest added to notes receivable – related parties:
Rangeview Metropolitan District	(6,003)	(5,970)
Changes in operating assets and liabilities:
Trade accounts receivable	52,337	16,400
Prepaid expenses	28,732	42,773
Accounts payable and accrued liabilities	(54,966)	107,360
Deferred revenues and oil and gas lease income	(235,141)	(27,902)

Net cash used by operating activities	(1,041,342)	(886,318)

Cash flows from investing activities:
Sales and maturities of marketable securities	2,316,749	531,157
Purchase of marketable securities	(1,234,244)	(3,252,209)
Investments in land, water and water systems	(53,715)	(6,820,409)

Net cash provided (used) by investing activities	1,028,790	(9,541,461)

Cash flows from financing activities:
Arapahoe County construction proceeds	34,249	34,249
Payments to contingent liability holders	(3,100)	(2,229)
Issuance of Convertible Note Payable - related party	—	5,200,000
Net proceeds from sale of common stock	—	5,401,606

Net cash provided by financing activities	31,149	10,633,626

Net change in cash and cash equivalents	18,597	205,847
Cash and cash equivalents – beginning of year	71,795	12,017

Cash and cash equivalents – end of year	$90,392	$217,864

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The February 29, 2012 balance sheet, the statements of operations for the three and six months ended February 29, 2012 and February 28, 2011, and the statements of cash flows for the six months ended February 29, 2012 and February 28, 2011, respectively, have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments, necessary to present fairly the financial position, results of operations and cash flows at February 29, 2012, and for all periods presented have been made appropriately.

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

Use of Estimates. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents. The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at February 29, 2012 or August 31, 2011. The Company maintains its cash balances at a high quality financial institution in accounts which are federally insured.

Financial Instruments – Concentration of Credit Risk and Fair Value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and marketable securities. At no time during the three and six months ended February 29, 2012, did the Company’s marketable securities exceed federally insured limits. From time-to-time the Company places its cash in money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Current Assets and Liabilities

The amounts reported on the balance sheets for cash, cash equivalents, trade receivables, and trade payables approximate their fair values because of the short maturity of these instruments.

The amounts reported on the balance sheets for marketable securities are the fair values of the instruments as reported by the financial institutions where the funds are held at February 29, 2012 and August 31, 2011. The Company has accumulated net unrealized gains totaling $500 and net unrealized losses totaling $2,900 as of February 29, 2012 and August 31, 2011, respectively. These securities include only federally insured certificates of deposit. The unrealized gain at February 29, 2012 and the unrealized loss at August 31, 2011 were the result of changes in interest rates in the market.

Notes Receivable and Construction Proceeds Receivable

The amounts reported on the balance sheets for the construction proceeds receivable approximate fair value as it bears interest at a rate which is comparable to current market rates.

The fair value of the Note Receivable – related party is not practical to estimate due to the related party nature of the underlying transaction.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2012

Long-term Financial Liabilities

The Comprehensive Amendment Agreement No. 1 (the “CAA” as further described in Note 4 below) is comprised of a recorded balance and an off-balance sheet or “contingent” obligation. The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (defined in Note 4 to the 2011 Annual Report). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value.

The recorded balance of the “Tap Participation Fee” liability (as described below and in Note 4) is its estimated fair value determined by projecting new home development in the Company’s targeted service area over an estimated development period.

Tap Participation Fee. This note should be read in conjunction with Note 4 below.

Pursuant to the Asset Purchase Agreement (the “Arkansas River Agreement”) dated May 10, 2006, the Company is obligated to pay High Plains A&M, LLC (“HP A&M”) a defined percentage of a defined number of water tap fees the Company receives after the date of the Arkansas River Agreement. The Tap Participation Fee is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the three and six months ended February 29, 2012 or February 28, 2011.

During the three and six months ended February 29, 2012, the Company allocated farm revenue of $51,900 and $103,700, respectively, to the Tap Participation Fee liability and to additional paid in capital (due to HP A&M being deemed a related party). This is the equivalent of 12 and 24 water taps, respectively. The allocation was made pursuant to the Arkansas River Agreement and was based on the “Net Revenues” (defined in Note 4 below) earned by HP A&M related to the farm leasing operations which are described in greater detail in Note 4 to the 2011 Annual Report.

The Company imputes interest expense on the unpaid Tap Participation Fee using the effective interest method over an estimated period which is utilized in the valuation of the liability. The Company imputed interest of $862,400 and $954,000 during the three months ended February 29, 2012 and February 28, 2011, respectively. The Company imputed interest of $1.7 million and $1.9 million during the six months ended February 29, 2012 and February 28, 2011, respectively.

At February 29, 2012, there remain 19,445 water taps subject to the Tap Participation Fee.

Revenue Recognition. The Company’s revenue recognition policies have not changed since August 31, 2011, and are more fully described in Note 2 to the 2011 Annual Report.

In August 2005, the Company entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”). In fiscal 2006, the Company began recognizing water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2011 Annual Report) constructed to provide service to the County. The Company recognized $3,600 of water tap fee revenues during each of the three months ended February 29, 2012 and February 28, 2011, respectively. The Company recognized $7,100 of water tap fee revenues during each of the six months ended February 29, 2012 and February 28, 2011, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the CAA as further described in Note 4 below.

The Company recognized $10,400 of “Special Facilities” (defined in the 2011 Annual Report) funding as revenue during each of the three months ended February 29, 2012 and February 28, 2011, respectively. The Company recognized $20,800 of Special Facilities funding as revenue during each of the six months ended February 29, 2012 and February 28, 2011, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 4 to the 2011 Annual Report.

As of February 29, 2012, the Company has deferred recognition of $1.4 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2012

Royalty and other obligations. Revenues from the sale of Export Water are shown net of royalties payable to the Land Board. Revenues from the sale of water on the “Lowry Range” (described in Note 4 to the 2011 Annual Report) are shown net of the royalties to the Land Board and the amounts retained by the Rangeview Metropolitan District (the “District”).

Oil and Gas Lease Payments. As further described in Note 2 to the 2011 Annual Report, on March 10, 2011, the Company entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”) a wholly owned subsidiary of Anadarko Petroleum Company. Pursuant to the O&G Lease, during the year ended August 31, 2011, the Company received up-front payments of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its “Sky Ranch” property (described in Note 4 to the 2011 Annual Report). The Company began recognizing the up-front payments from Anadarko as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. During the three and six months ended February 29, 2012, the Company recognized $111,200 and $214,800 of income related to the up-front payments received pursuant to the O&G Lease, respectively.

As of February 29, 2012, the Company has deferred recognition of $846,200 of income related to the O&G Lease, which will be recognized into income ratably through February 2014.

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

The Company recognized $21,400 and $21,800 of share-based compensation expense during the three months ended February 29, 2012 and February 28, 2011, respectively. The Company recognized $40,100 and $44,100 of share-based compensation expense during the six months ended February 29, 2012 and February 28, 2011, respectively.

Income taxes. The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company does not have any significant unrecognized tax benefits as of February 29, 2012.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2009 through fiscal 2011. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At February 29, 2012, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and six months ended February 29, 2012 and February 28, 2011.

Loss per Common Share. Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 275,100 and 280,100, common share equivalents as of February 29, 2012 and February 28, 2011, respectively.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2012

Comprehensive Loss. In addition to net loss, comprehensive loss includes the unrecognized changes in the fair value of marketable securities that are classified as available-for-sale as noted in the following table:

	Three Months Ended:		Six Months Ended:
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Net loss	$(1,363,600)	$(1,781,000)	$(2,725,300)	$(3,241,800)
Unrealized gain (loss) on marketable securities	1,000	(1,400)	3,400	(5,200)

Comprehensive loss	$(1,362,600)	$(1,782,400)	$(2,721,900)	$(3,247,000)

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (September 1, 2012 for the Company). The Company is assessing the impact of ASU 2011-05, but it does not expect the adoption of ASU 2011-05 to have a material impact on its financial statements.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had none of these instruments at February 29, 2012.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had one Level 2 asset at February 29, 2012, its marketable securities. The value of the Company’s marketable securities is based on observable market data obtained from the financial institutions at which the marketable securities are held.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at February 29, 2012, the Tap Participation Fee liability, which is described in greater detail in Note 4 below.

The Company maintains policies and procedures to value instruments using the best and most relevant data available.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2012

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of February 29, 2012:

			Fair Value Measurement Using:
		Cost / Other	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Accumulated Unrealized Gains and
	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Marketable securities	$3,509,500	$3,509,000	$—	$3,509,500	$—	$500
Tap Participation Fee liability	$66,598,400	$66,598,400	$—	$—	$66,598,400	$—

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

The following table presents the changes in the Tap Participation Fee for the three and six months ended February 29, 2012:

	Fair Value Measurement using Significant Unobservable Inputs (Level 3)
	Gross Estimated Tap Participation Fee Liability	Tap Participation Fee Reported Liability	Discount - to be imputed as interest expense in future periods
Balance at August 31, 2011	$113,147,700	$64,988,300	$48,159,400
Total gains and losses (realized and unrealized):
Imputed interest recorded as “Other Expense”	—	1,713,800	(1,713,800)
Increase in estimated value (to be realized in future periods)	7,450,000	—	7,450,000
Purchases, sales, issuances, payments, and settlements	—	(103,700)	103,700
Transfers in and/or out of Level 3	—	—	—

Balance at February 29, 2012	$120,597,700	$66,598,400	$53,999,300

NOTE 3 – INVESTMENTS IN WATER, WATER SYSTEMS, LAND AND IMPROVEMENTS

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 to the 2011 Annual Report. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three and six months ended February 29, 2012.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2012

The Company’s water, water systems, land and improvements consist of the following costs and accumulated depreciation and depletion at February 29, 2012 and August 31, 2011:

	February 29, 2012		August 31, 2011
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Arkansas River Valley assets	$81,318,800	$(1,230,000)	$81,318,800	$(1,144,100)
Rangeview water supply	14,306,400	(6,700)	14,299,700	(6,600)
Paradise water supply	5,544,000	—	5,540,200	—
Sky Ranch water rights and other costs	3,915,200	(36,300)	3,915,200	(21,800)
Fairgrounds water and water system	2,899,900	(490,500)	2,899,900	(446,400)
Rangeview water system	167,700	(65,000)	167,700	(62,400)
Water supply – other	25,600	(16,100)	25,600	(13,700)

Totals	108,177,600	(1,844,600)	108,167,100	(1,695,000)

Net investments in water and water systems	$106,333,000		$106,472,100

Sky Ranch land and improvements	$3,786,600	(2,900)	$3,743,300	—

Total net investments in water, water systems, land and improvements	$110,116,700		$110,215,400

Capitalized terms in this section not defined herein are defined in Note 4 to the 2011 Annual Report.

Depletion and Depreciation. The Company recorded $100 of depletion charges during each of the three month periods ended February 29, 2012 and February 28, 2011, respectively. The Company recorded $200 of depletion charges during each of the six month periods ended February 29, 2012 and February 28, 2011, respectively. This related entirely to the Rangeview Water Supply. No depletion is taken against the Arkansas River water, Paradise Water Supply or Sky Ranch Water Supply because the water located at these locations are not yet being utilized for their intended purpose as of February 29, 2012.

The Company recorded $77,000 and $75,100 of depreciation expense during the three months ended February 29, 2012 and February 28, 2011, respectively. The Company recorded $152,700 and $150,200 of depreciation expense during the six months ended February 29, 2012 and February 28, 2011, respectively.

NOTE 4 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

At February 29, 2012 and August 31, 2011, the Company had no debt obligations with contractual maturity dates.

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

FEBRUARY 29, 2012

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

In fiscal years 2007 and 2008, in order to reduce the long term impact of the CAA, the Company repurchased various portions of the CAA obligations in priority. The Company did not make any CAA acquisitions during the three and six months ended February 29, 2012 and February 28, 2011. As a result of the acquisitions, and due to the sale of Export Water, as detailed in the table below, the remaining potential third party obligation at February 29, 2012 is $3.5 million:

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third party Obligation	Paticipating Interests Liability	Contingency
Original balances	$—	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2011:
Acquisitions	—	28,077,500	(28,077,500)	(9,790,000)	(18,287,500)
Option payments - Sky Ranch and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,400)
Arapahoe County tap fees *	533,000	(373,100)	(159,900)	(55,800)	(104,200)
Export Water sale payments	85,100	(59,600)	(25,500)	(8,900)	(16,600)

Balance at August 31, 2010	728,500	27,821,000	3,476,700	1,212,100	2,264,400
Fiscal 2012 activity:
Export Water sale payments	10,300	(7,200)	(3,100)	(900)	(2,000)

Balance at February 29, 2012	$738,800	$27,813,800	$3,473,600	$1,211,200	$2,262,400

*	The Arapahoe County tap fees are less $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first three payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive $5.1 million of the first priority payout (the remaining entire first priority payout totals $7.3 million as of February 29, 2012).

Arkansas River Agreement Obligations

The Tap Participation Fee

The $66.6 million Tap Participation Fee liability at February 29, 2012, represents the estimated discounted fair value of the Company’s obligation to pay HP A&M 20% of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 19,445 water taps sold by the Company. Initially the obligation was to pay 10% of the Company’s gross proceeds, or the equivalent thereof, from the sale of 40,000 water taps sold after the date of the Arkansas River Agreement. The 40,000 water taps was reduced to 19,445 water taps as a result of (i) Arkansas River Valley land which was sold in 2006 and 2009, (ii) the sale of unutilized water rights owned by the Company in the Arkansas River Valley in 2007, (iii) a 50% reduction in water taps subject to the Tap Participation Fee when HP A&M elected to increase the percentage from 10% to 20%, also described further below, and (iv) the allocation of 26.9% of the estimated Net Revenues received by HP A&M related to the management of the farm leasing operations which is described in greater detail below. Pursuant to the Arkansas River Agreement, following the fifth anniversary (September 1, 2011) of the Arkansas River Agreement, HP A&M elected to increase the Tap Participation Fee percentage from 10% to 20% and take a corresponding 50% reduction in the number of taps subject to the Tap Participation Fee.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2012

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

•

Net Revenues from the farm leasing operations in 2010 obtained from HP A&M. This was used to project annual farm leasing operations through September 2014 which is the date through which the management agreement was extended as described below. The Company is permitted to allocate 26.9% of the Net Revenues against the Tap Participation Fee through September 2014.

Utilizing this historical information, the Company projected an estimated new home development pattern in its targeted service area sufficient to cover the sale of the water taps subject to the Tap Participation Fee at the date of the revaluation, which was September 1, 2011. The estimated proceeds generated from the sale of those water taps resulted in estimated payments to HP A&M over the life of the projected development period of $120.6 million, which is an increase of $7.5 million from the previous valuation completed in fiscal 2009. The estimated payments to HP A&M are then discounted to the current valuation date and the difference between the amount reflected on the Company’s balance sheet at the valuation date and the total estimated payments is imputed as interest expense over the estimated development time using the effective interest method. The implied interest rate for the most recent valuation was 5.3% which was a 1.0% decrease from the prior valuation completed in fiscal 2009. As a result of the change in the net realizable value and the interest rate, the amount of interest the Company imputed during the three and six months ended February 29, 2012, decreased $152,600 and $299,900, respectively, compared to the interest the Company would have imputed in accordance with the valuation completed in fiscal 2009. This equates to $.01 per basic and diluted share for both the three and six months ended February 29, 2012. This will result in a decrease in the imputed interest of $620,900 for the fiscal year ending August 31, 2012, which is $.03 per basic and diluted share based on the weighted average shares outstanding at February 29, 2012.

The $66.6 million balance at February 29, 2012, includes $22.0 million of interest which has been imputed since the acquisition date, recorded using the effective interest method. Payment of the Tap Participation Fee may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.

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

FEBRUARY 29, 2012

Extension of the farm management agreement

The 17,500 acres acquired by the Company pursuant to the Arkansas River Agreement are being leased to area farmers. Those leases are managed by HP A&M and HP A&M retains all income generated by the farm leasing operations. During the extended term, all Net Revenue retained by HP A&M is required to be applied to repayment of the outstanding promissory notes owed by HP A&M. These promissory notes are secured by deeds of trust on the farm properties owned by the Company. The initial term of the management agreement with HP A&M expired on August 31, 2011. Because certain events in the Arkansas River Agreement did not occur prior to August 31, 2011, the management agreement remains in effect until 60 days after HP A&M repays all remaining farm debt (described below) owed by HP A&M or September 23, 2014, whichever comes first. During the extended term of the management agreement, the Company is permitted to allocate a defined percentage of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expenses for managing the leases and a reasonable overhead allocation) paid to HP A&M against the Tap Participation Fee. The allocation rate is calculated as the total consideration paid to HP A&M pursuant to the Arkansas River Agreement divided by $50.0 million. The total consideration is calculated as any Tap Participation Fee payments made to HP A&M plus the value of the Company’s common stock granted to HP A&M over a defined six month period between the date of the Arkansas River Agreement and August 31, 2011. The value of the common stock is based on the average closing price of the common stock during a defined six months period. This calculation resulted in a 26.9% allocation rate. Effective September 1, 2011, the Company began applying this rate to the Net Revenues received by HP A&M related to their management of the Company’s farm leases.

Promissory Notes Payable by HP A&M

Certain of the properties the Company acquired from HP A&M are subject to outstanding promissory notes payable to third parties with principal and accrued interest totaling $9.5 million and $10.0 million at February 29, 2012 and August 31, 2011, respectively. In addition, HP A&M has balloon payments totaling $5.5 million due within twelve months of February 29, 2012. These promissory notes are secured by deeds of trust on the properties. The Company did not assume any of these promissory notes and is not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, at the Company’s sole discretion, the Company may make payments pursuant to any or all of the notes and cure any or all of the defaults. If the Company does not cure the defaults, it will lose the properties securing the defaulted notes. If HP A&M defaults on the promissory notes, the Company can foreclose on a defined amount of stock issued to HP A&M and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. The probability of HP A&M defaulting on the notes is deemed remote. As far as the Company is aware, as of February 29, 2012, HP A&M has not defaulted on any of the promissory notes. If HP A&M were to default on all of the notes, the Company would lose 60 of the 80 (approximately 75%) real property interests it acquired and a comparable percentage of the water rights the Company acquired, which are associated with those properties, unless the Company cured the notes in default. The Company currently does not have enough funds to cure all of the notes. If that were to occur, the Company would need to seek additional financing or selectively choose the properties it would want to retain.

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

Operating Lease

Effective December 29, 2010, the Company entered into an operating lease for 1,200 square feet of office space. The lease has a two year term with payments of $1,500 per month.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 5 – SHAREHOLDERS’ EQUITY

The Company maintains the 2004 Incentive Plan (the “Equity Plan”), which was approved by shareholders in April 2004. Executives, eligible employees, consultants and non-employee directors are eligible to receive options and stock grants pursuant to the Equity Plan. Pursuant to the Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. At February 29, 2012, the Company had 1,290,800 common shares that can be granted to eligible participants pursuant to the Equity Plan.

The following table summarizes the stock option activity for the Equity Plan for the six months ended February 29, 2012:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Oustanding at beginning of period	280,000	$6.10
Granted	12,500	$1.85
Exercised	—	$—
Forfeited or expired	(17,500)	$5.99

Outstanding at February 29, 2012	275,000	$5.92	5.6	*

Options exercisable at February 29, 2012	230,500	$6.52	5.1	*

*	Intrinisic value less than $0

The following table summarizes the activity and value of non-vested options as of and for the three and six months ended February 29, 2012:

	Number of Options	Weighted- Average Grant Date Fair Value
Non-vested options oustanding at beginning of period	49,500	$2.86
Granted	12,500	$1.23
Vested	(12,500)	$3.11
Forfeited	(5,000)	$3.11

Options not vested at February 29, 2012	44,500	$2.30

All non-vested options are expected to vest. The total fair value of options vested during the three and six months ended February 29, 2012 and February 28, 2011 was $38,900 and $31,200, respectively.

Stock-based compensation expense for the three months ended February 29, 2012 and February 28, 2011, was $21,300 and $22,600, respectively. Stock-based compensation expense for the six months ended February 29, 2012 and February 28, 2011, was $40,100 and $44,100, respectively.

At February 29, 2012, the Company has unrecognized expenses relating to non-vested options that are expected to vest totaling $52,100, which have a weighted average life of 1.5 years. The Company has not recorded any excess tax benefits to additional paid in capital.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2012

NOTE 6 – RELATED PARTY TRANSACTIONS

In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at February 29, 2012) and matures on December 31, 2012. The $537,900 balance of the note receivable at February 29, 2012 includes borrowings of $229,300 and accrued interest of $308,600. The $531,900 balance of the note receivable at August 31, 2011 includes borrowings of $229,300 and accrued interest of $302,600.

HP A&M paid the Company $10,500 and $21,000 during each of the three and six months in the periods ended February 29, 2012 and February 28, 2011, respectively. This is to reimburse the Company for 50% of the salary and expenses of a Company employee that performs various farm management duties which are for the benefit of HP A&M since HP A&M manages the farm leases as described in Note 4 above.

NOTE 7 – SIGNIFICANT CUSTOMER

The Company sells wholesale water and wastewater services to the District pursuant to the Rangeview Water Agreements (defined in Note 4 to the 2011 Annual Report). Sales to the District accounted for 93% and 94% of the Company’s total water and wastewater revenues for the three months ended February 29, 2012 and February 28, 2011, respectively. Sales to the District accounted for 91% and 94% of the Company’s total water and wastewater revenues for the six months ended February 29, 2012 and February 28, 2011, respectively. The District had one significant customer, the Ridgeview Youth Services Center. Pursuant to the Rangeview Water Agreements the Company is providing water and wastewater services to this customer on behalf of the District. The District’s significant customer accounted for 80% and 83% of the Company’s total water and wastewater revenues for the three months ended February 29, 2012 and February 28, 2011, respectively. The District’s significant customer accounted for 71% and 82% of the Company’s total water and wastewater revenues for the six months ended February 29, 2012 and February 28, 2011, respectively.

The Company had accounts receivable from the District which accounted for 95% and 87% of the Company’s trade receivables balances at February 29, 2012 and August 31, 2011, respectively. Accounts receivable from the District’s largest customer accounted for 84% and 74% of the Company’s trade receivables as of February 29, 2012 and August 31, 2011, respectively.

NOTE 8 – ACCRUED LIABILITIES

At February 29, 2012, the Company had accrued liabilities of $100,400, of which $59,500 was for estimated property taxes and $40,800 was for professional fees.

At August 31, 2011, the Company had accrued liabilities of $118,600, of which $62,400 was for estimated property taxes on the Sky Ranch property, $49,500 was for professional fees, and the remaining $6,700 was related to operating payables.

NOTE 9 – LEGAL PROCEEDINGS

On December 19, 2011, the Company and the District filed a lawsuit against the State of Colorado by and through the Land Board. The complaint was filed with the District Court, City and County of Denver, Colorado. The Company and the District are claiming that the Land Board breached, and will breach, agreements entered into by the Land Board with the Company and the District in connection with a 1996 settlement agreement. Those agreements include the Amended and Restated Water Lease, dated as of April 4, 1996, between the Land Board and the District and the Service Agreement of the same date between the Company and the District. As initially reported in a Current Report on Form 8-K filed on November 29, 2011, the Land Board issued a Request for Proposal that included a draft lease agreement related to oil and gas rights at the Land Board’s Lowry Range. The Company believes the draft lease agreement did not adequately address or protect the Company’s exclusive right to provide water to the Lowry Range. As a result of this breach, the Company and the District are claiming damages which will be proven at trial.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2012

As disclosed in two Form 8-K’s, one filed on February 16, 2012 and one filed on February 29, 2012, HP A&M initiated a lawsuit against the Company alleging breaches of representations made in connection with the Arkansas River Agreement. HP A&M claims relate to the issues currently being litigated between the Company and the Land Board regarding the Company’s exclusive right to provide water service to the Land Board’s Lowry Range property.

NOTE 10 – SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

	Six Months Ended:
	February 29, 2012	February 28, 2011
Increase in estimated Tap Participation Fee liability and related discount	$7,450,000	$—

Farm revenue allocated against the Tap Participation Fee liability and additional paid in capital	$103,700	$—

Issuance of shares of restricted common stock upon conversion of the Convertible Note - Related Party	$—	$5,351,700

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

Forward-looking statements – an identification of forward-looking statements and a description of risks that could cause actual results to differ materially from those discussed in forward-looking statements.

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

Results of operations

Executive Summary

The results of our operations for the three and six months ended February 29, 2012 and February 28, 2011 are as follows:

Summary Table 1

	Three Months Ended:
	February 29, 2012	February 28, 2011	$ Change	% Change
Millions of gallons of water delivered	3.1	3.5	(0.4)	-11%
Water revenues generated	$24,400	$25,300	$(900)	-4%
Operating costs to deliver water	$12,600	$7,200	$5,400	75%
(excluding depreciation and depletion)
Water delivery gross margin %	48%	72%

Wastewater treatment revenues	$11,600	$17,700	$(6,100)	-34%
Operating costs to treat wastewater	$4,600	$4,600	$—	0%
Wastewater treatment gross margin %	60%	74%
General and administrative expenses	$583,700	$767,100	$(183,400)	-24%
Net losses	$1,363,600	$1,781,000	$(417,400)	-23%

Summary Table 1a

	Six Months Ended:
	February 29, 2012	February 28, 2011	$ Change	% Change
Millions of gallons of water delivered	10.6	11.1	(0.5)	-5%
Water revenues generated	$66,000	$61,600	$4,400	7%
Operating costs to deliver water	$31,700	$21,700	$10,000	46%
(excluding depreciation and depletion)
Water delivery gross margin %	52%	65%

Wastewater treatment revenues	$23,600	$35,400	$(11,800)	-33%
Operating costs to treat wastewater	$10,500	$9,400	$1,100	12%
Wastewater treatment gross margin %	56%	73%

General and administrative expenses	$1,183,200	$1,188,600	$(5,400)	0%
Net losses	$2,725,300	$3,241,800	$(516,500)	-16%

Water Usage Revenues

Our water service charges include a fixed monthly fee and a fee based on actual amounts of water used, which is based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established based on the average of three surrounding water providers.

Water deliveries decreased 11% and 5% during the three and six months ended February 29, 2012, compared to the three and six months ended February 28, 2011. The declines in the water usage were due to our largest customer closing dormitories as a result of budget cutbacks resulting in less water required for students living at the facility. Water revenues decreased 4% and increased 7% during the three and six months ended February 29, 2012, compared to the three and six months ended February 28, 2011, respectively. The decline in the three months ended February 29, 2012 water revenues is due to the reduction in water delivered. The increase in the six months ended February 29, 2012 is due to increased water usage fees effective July 1, 2011 and large industrial customers buying bulk water deliveries in fiscal 2012 resulting in charges at the higher end of our tiered pricing structure. The gross margins on delivering water decreased during the three and six months ended February 29, 2012, compared to the three and six months ended February 28, 2011, due mainly to increased energy costs as a result of higher pumping demands to produce water for oil and gas well drilling and fracking activities and the acquisition of additional water to meet the short term demands of such drilling and fracking activities.

Wastewater Treatment Revenues

Our wastewater customer used to be charged a flat monthly fee based on the number of tap connections; however, beginning July 1, 2011, we agreed to charge our wastewater customer based on the amount of wastewater treated due to a reduction in their water consumption.

Wastewater fees decreased 34% and 33% during the three and six months ended February 29, 2012, compared to the three and six months ended February 28, 2011, which was primarily a result of the change in how our wastewater customer is charged as described above.

Tap Fees

In August 2005, we entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”). In fiscal 2006, we began recognizing water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2011 Annual Report) constructed to provide service to the County. We recognized $3,600 and $7,200 of water tap fee revenues during each of the three and six months ended February 29, 2012 and February 28, 2011, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the “CAA” which is described in Note 4 to the accompanying financial statements.

We recognized $10,400 and $20,800 of “Special Facilities” (defined in the 2011 Annual Report) funding as revenue during each of the three and six months ended February 29, 2012 and February 28, 2011, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 4 to the 2011 Annual Report.

At February 29, 2012, we have deferred recognition of $1.4 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

We did not sell any water or wastewater taps during the three and six months ended February 29, 2012 or February 28, 2011. We did reduce the Tap Participation Fee (as defined in Note 1 to the accompanying financial statements) by the equivalent of 12 and 24 taps during the three and six months ended February 29, 2012, as described in Note 4 to the accompanying financial statements.

General and Administrative and Other Expenses

Significant balances classified as general and administrative (“G&A”) expenses for the three and six months ended February 29, 2012 and February 28, 2011, were:

Table 2 - Signficant Balances in G&A

	Three Months Ended:
	February 29, 2012	February 28, 2011	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$159,900	$349,800	$(189,900)	-54%
Excluding share-based compensation	$138,600	$327,100	$(188,500)	-58%
Professional fees	$127,000	$85,500	$41,500	49%
Water assessment fees	$91,000	$85,400	$5,600	7%
Directors fees (including insurance)	$82,000	$92,500	$(10,500)	-11%
Public entity related expenses	$35,700	$33,400	$2,300	7%

Table 2a - Signficant Balances in G&A

	Six Months Ended:
	February 29, 2012	February 28, 2011	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$361,400	$499,600	$(138,200)	-28%
Excluding share-based compensation	$321,300	$455,500	$(134,200)	-29%
Professional fees	$319,600	$189,400	$130,200	69%
Water assessment fees	$176,400	$170,900	$5,500	3%
Directors fees (including insurance)	$94,100	$108,700	$(14,600)	-13%
Public entity related expenses	$49,900	$50,500	$(600)	-1%

Salary and salary related expenses including share-based compensation decreased 54% and 28% for the three and six months ended February 29, 2012, as compared to the three and six months ended February 28, 2011, respectively. The decrease is mainly a result of bonuses paid to employees. In the first quarter of fiscal 2011, we paid bonuses totaling $180,000 to employees, and in the first quarter of fiscal 2012, we paid bonuses totaling $47,000 to employees. The salary and salary related expenses noted above include $21,300 and $22,700 of share-based compensation expenses for the three months ended February 29, 2012 and February 28, 2011, respectively. The salary and salary related expenses noted above include $40,100 and $44,100 of share-based compensation expenses for the six months ended February 29, 2012 and February 28, 2011, respectively.

Professional fees (legal and accounting) increased 49% and 69% during the three and six months ended February 29, 2012, as compared to the three and six months ended February 28, 2011, respectively. This is mainly due to additional legal fees related to the lawsuit we filed against the State of Colorado by and through the Land Board in December 2011, and the lawsuit filed against us by HP A&M. Both lawsuits are explained in greater detail in Part II, Item 1 below.

Water assessment fees, which are mainly paid to the Fort Lyon Canal Company (“FLCC”), are the fees we pay for our share of the maintenance of the canals in the Arkansas River Valley. The fees are approved by the shareholders of the canal companies. As of February 29, 2012, we hold approximately 26% of the voting shares of the FLCC, and in December 2011, the FLCC shareholders approved an increase in the fees from $15.50 per share to $17.00 per share. This increase went into effect January 1, 2012.

Directors fees, including insurance, decreased 11% and 13% for the three and six months ended February 29, 2012, as compared to February 28, 2011, respectively. The decreases were due to a board member resigning from the board in September 2011, which reduced the total annual fees paid to directors.

Costs associated with corporate governance and costs associated with being a publicly traded entity increased 7% during the three months ended February 29, 2012, but decreased 1% during the six months ended February 29, 2012, as to compared to the three and six months ended February 28, 2011, respectively. The increase in the three months ended February 29, 2012 was primarily as a result of the additional filings and press releases associated with the lawsuit we filed against the State of Colorado and the lawsuit filed against us by HP A&M. Both lawsuits are explained in greater detail in Part II, Item 1 below.

Other income and Expense Items

Table 3 - Other Items

	Three Months Ended:
	February 29, 2012	February 28, 2011	$ Change	% Change
Expense items:
Depreciation and depletion expense	$77,100	$75,200	$1,900	3%
Imputed interest expense	$862,400	$954,000	$(91,600)	-10%
Interest expense on Convertible Note - Related Party	$—	$60,700	$(60,700)	-100%

Income items:
Oil and gas lease income	$103,600	$—	$103,600	100%
Interest income	$13,800	$10,300	$3,500	34%

Table 3a - Other Items

	Six Months Ended:
	February 29, 2012	February 28, 2011	$ Change	% Change
Other expense items:
Depreciation and depletion expense	$152,700	$150,400	$2,300	2%
Imputed interest expense	$1,713,800	$1,894,000	$(180,200)	-10%
Interest expense on Convertible Note - Related Party	$—	$151,700	$(151,700)	-100%
Other income items:
Oil and gas lease income	$207,200	$—	$207,200	100%
Interest income	$29,600	$27,100	$2,500	9%

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

Interest was expensed on the Convertible Note – Related Party (as defined in Note 4 to the 2011 Annual Report) during the three and six months ended February 28, 2011, which bore simple interest at 10% per annum. This was not an expense item for fiscal 2012, as we issued 1.9 million unregistered shares of common stock upon conversion of the Convertible Note – Related Party on January 11, 2011.

The oil and gas lease income amounts are due to the March 10, 2011, signing of the Paid-Up Oil and Gas Lease (the “O&G Lease”) and Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”), a wholly-owned subsidiary of Anadarko Petroleum Company. During fiscal 2011, we received payments of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we owned at our Sky Ranch property. The oil and gas rights under the remaining approximately 304 acres at Sky Ranch are already owned by Anadarko. The income received from Anadarko is being recognizing to income over the initial three year term of the O&G Lease, which began on March 10, 2011.

Interest income represents interest earned on the temporary investment of capital in available-for-sale securities, interest accrued on the note payable by the District and interest accrued on the Special Facilities construction proceeds receivable from the County. The increases are due to increases in interest rates.

Liquidity, Financial Resources and Financial Condition

At February 29, 2012, our working capital, defined as current assets less current liabilities, was approximately $3.3 million. As of February 29, 2012, we had approximately $3.6 million of cash and marketable securities. As of the date of the filing of this quarterly report on Form 10-Q, we have an effective shelf registration statement pursuant to which we may elect to sell up to another $4.45 million of stock at any time and from time to time. We believe that as of the date of the filing of this quarterly report on Form 10-Q and as of February 29, 2012, we have sufficient working capital to fund our operations for the next fiscal year.

The Tap Participation Fee

Pursuant to the Arkansas River Agreement, effective as of September 1, 2011, HP A&M elected to increase the Tap Participation Fee percentage from 10% to 20% and take a corresponding 50% reduction in the number of taps subject to the Tap Participation Fee. In addition, the initial term of the farm management agreement with HP A&M expired on August 31, 2011. During the extended term of the management agreement, we are permitted to allocate 26.9% of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expenses for managing the leases and a reasonable overhead allocation) paid to HP A&M against the Tap Participation Fee.

As a result of the events described above, we revalued the Tap Participation Fee liability during the fiscal quarter ended November 30, 2011. The updated valuation and the events described above resulted in the following:

•

Our obligation to pay HP A&M 10% of the gross proceeds, or the equivalent thereof, from the sale of the next 38,937 water taps at the beginning of fiscal 2012 is now an obligation to pay 20% of the gross proceeds, or the equivalent thereof, from the sale of the next 19,445 water taps.

•

The total estimated payments to HP A&M for the Tap Participation Fee increased $7.5 million from the previous valuation completed in fiscal 2009. The total estimated payments were then discounted to the current valuation date and the difference between the amount reflected on the Company’s balance sheet and the total estimated payments is imputed as interest expense over the estimated development life using the effective interest method. The imputed effective interest rate decreased from 6.3% to 5.3% and the amount of interest imputed during the three and six months ended February 29, 2012 was $862,400 and $1.7 million, respectively.

•

The $66.6 million Tap Participation Fee payable at February 29, 2012, includes $22.0 million of interest which has been imputed since the acquisition date, recorded using the effective interest method.

•

During the three and six months ended February 29, 2012, we allocated $51,900 and $103,700, respectively, to the Tap Participation Fee liability and to additional paid in capital (due to HP A&M being deemed a related party). This is the equivalent of 12 and 24 water taps, respectively.

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

Summary Cash Flows Table

Table 5 - Summary Cash Flows Table

	Six Months Ended:
	February 29, 2012	February 28, 2011	$ Change	% Change
Cash (used) provided by:
Operating acitivites	$(1,041,300)	$(886,300)	$(155,000)	17%
Investing activities	$1,028,800	$(9,541,500)	$10,570,300	-111%
Financing activities	$31,100	$10,633,600	$(10,602,500)	-100%

Changes in Operating Activities

Operating activities include revenues we receive from the wholesale sale of water and wastewater services to customers, costs incurred in the delivery of those services, G&A expenses, and other income and expenses.

Cash used by operations increased 17% during the six months ended February 29, 2012 compared to February 28, 2011. This was mainly as a result of increased professional fees related to the work done to file the lawsuit against the Land Board.

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

Investing activities during the six months ended February 29, 2012, consisted of us investing $53,800 into our water and wastewater infrastructure and us selling a net $1.1 million of marketable securities. Investing activities during the six months ended February 28, 2011, consisted of the use of approximately $6.8 million for the acquisition of Sky Ranch (approximately $12,000 of costs were accrued but unpaid at February 28, 2011, which were paid subsequent to February 28, 2011), and we invested approximately $3.3 million into certificates of deposit.

Changes in Financing Activities

Financing activities for the six months ended February 29, 2012 consisted mainly of the receipt of $34,200 from the County related to the Construction Note. Financing activities for the six months ended February 28, 2011 consisted mainly of the issuance of the $5.2 million Convertible Note and the sale of approximately $5.4 million of common stock (net of issuance costs).

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

Revenue Recognition

Our revenues consist mainly of tap fees, monthly service fees and construction revenues. As further described in Note 2 to the accompanying financial statements, proceeds from tap sales are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. When we construct the infrastructure to be owned by the customer, we recognize tap fees pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the three and six months ended February 29, 2012 or February 28, 2011.

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

Pursuant to the O&G Lease, during the year ended August 31, 2011, we received up-front payments of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate we own at our Sky Ranch property. We began recognizing the up-front payments from Anadarko as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. During the three months ended February 29, 2012 and February 28, 2011, we recognized $103,600 and $0 of income related to the up-front payments received pursuant to the O&G Lease, respectively. During the six months ended February 29, 2012 and February 28, 2011, we recognized $207,200 and $0 of income related to the up-front payments received pursuant to the O&G Lease, respectively.

As of February 29, 2012, we have deferred recognition of $846,200 of income related to the O&G Lease, which is being recognized into income ratably through February 2014.

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

We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. We have no assets to be disposed of at February 29, 2012.

Our Front Range and Arkansas River Water Rights

We determine the undiscounted cash flows for our Denver based assets and the Arkansas River assets (defined below in the Tap Participation Fee section) by estimating tap sales to potential new developments in our service area and to communities along the eastern slope of the Rocky Mountains in Colorado, in the area extending essentially from Ft. Collins on the north to Colorado Springs on the south, generally referred to as the “Front Range,” using estimated future tap fees, less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs, inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2011, and determined that our Rangeview Water Supply (defined in Note 4 to the 2011 Annual Report) and Arkansas River water assets were not impaired and their costs were deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g. Sky Ranch and the Lowry Range, which are described in Note 4 to the 2011 Annual Report) as well as in surrounding areas, including the Front Range and the I-70 corridor. We estimate that we have the ability to provide wholesale water service to approximately 180,000 Single Family Equivalents (“SFE’s”) using our combined Rangeview Water Supply and Arkansas River water assets which have a carrying value of approximately $100.8 million as of February 29, 2012. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $22,500 and estimated gross margins, we estimate that we would need to sell the following number of new water connections to recover the costs of our Rangeview Water Supply and our Arkansas River water assets:

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

For our Paradise Water Supply, we determined the undiscounted cash flows by estimating the proceeds we could derive from the leasing of the water rights to commercial, industrial, and agricultural users along the western slope of Colorado, and based on the impairment analysis we completed at August 31, 2011, we believe at February 29, 2012, the Paradise Water Supply is not impaired and the costs are deemed recoverable.

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

Obligations Payable by HP A&M

60 of the 80 properties we acquired pursuant to the Arkansas River Agreement are subject to outstanding promissory notes with principal and accrued interest totaling $9.5 million and $10.0 million at February 29, 2012 and August 31, 2011, respectively. These notes are secured by deeds of trust on the properties. We did not assume any of these promissory notes and are not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. However, in the event of default by HP A&M, we may make payments on any or all of the notes and cure any or all defaults. If we do not cure the defaults, we will lose the properties securing the defaulted notes and the water rights associated with said properties. If HP A&M defaults on any of the promissory notes, we can foreclose on a defined amount of Pure Cycle common stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Although the likelihood of HP A&M defaulting on the notes is deemed remote, which is the primary reason these notes are not reflected on our balance sheet, we continue to monitor the status of the notes for any indications of default. We are not aware of any defaults by HP A&M as of February 29, 2012.

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

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements relating to, among other things:

•	the impact of housing and economic cycles on the number of connections we can serve with our water;

•	the number of new water connections needed to recover the costs of our Rangeview Water Supply and Arkansas River water assets;

•	recoverability of the costs of our Paradise Water Supply assets;

•	increases in future water tap fees;

•	the amount of the “Tap Participation Fee” liability;

•	the existence and likelihood of a default by “HP A&M” on its promissory notes;

•	the sufficiency of our working capital and financing sources to fund our operations;

•	intent not to hold marketable securities until maturity;

•	impairments in carrying amounts of long-lived assets;

•	changes in unrecognized tax positions;

•	forfeitures of option grants and vesting of non-vested options;

•	the impact of new accounting pronouncements; and

•	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We are not able to predict all factors that may affect future results. We cannot assure you that any of our expectations will be realized. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation: the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K; the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability; population growth; employment rates; general economic conditions; the market price of water; changes in customer consumption patterns; changes in applicable statutory and regulatory requirements; changes in governmental policies and procedures; uncertainties in the estimation of water available under decrees; uncertainties in the estimation of costs of delivery of water and treatment of wastewater; uncertainties in the estimation of the service life of our systems; uncertainties in the estimation of costs of construction projects; the strength and financial resources of our competitors; our ability to find and retain skilled personnel; climatic and weather conditions, including flood, droughts and freezing conditions; labor relations; availability and cost of labor, material and equipment; delays in anticipated permit and construction dates; environmental risks and regulations; our ability to raise capital; our ability to negotiate contracts with new customers; uncertainties in water court rulings; adverse rulings in our pending lawsuit against the Land Board; and other factors discussed from time to time in our press releases, public statements and documents filed or furnished with the Securities and Exchange Commission (“SEC”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by these cautionary statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

General

Pure Cycle has limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of February 29, 2012, the majority of our capital is invested in certificates of deposit with stated maturities and locked interest rates and, therefore, is not subject to interest rate fluctuations. We have no investments denominated in foreign country currencies and, therefore, our investments are not subject to foreign currency exchange risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of February 29, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

As disclosed in two Form 8-K’s, one filed on February 16, 2012 and one filed on February 29, 2012, HP A&M initiated a lawsuit against us alleging breaches of representations made in connection with the Arkansas River Agreement. HP A&M’s claims relate to the issues currently being litigated between us and the Land Board regarding our exclusive right to provide water service to the Land Board’s Lowry Range property, as disclosed in a Form 8-K filed on December 19, 2011.

Item 6.	Exhibits

Exhibits

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of fiscal 2012, filed with the SEC on April 13, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the balance sheets as of February 29, 2012 and August 31, 2011, (ii) the statements of operations for the three and six months ended February 29, 2012 and February 28, 2011, (iii) the statements of cash flows for the six months ended February 29, 2012 and February 28, 2011, and (iv) the notes to the financial statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Mark W. Harding
Mark W. Harding
President and Chief Financial Officer

April 13, 2012