Form 10-Q
period 2012-05-31
PURE CYCLE CORP
filed 2012-07-13
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 11, 2012:

Common stock, 1/3 of $.01 par value	24,037,596
(Class)	(Number of Shares	)

PURE CYCLE CORPORATION

PURE CYCLE CORPORATION

BALANCE SHEETS

	May 31, 2012	August 31, 2011
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$243,405	$71,795
Marketable securities	2,803,748	4,588,535
Trade accounts receivable	54,103	98,484
Prepaid expenses	262,541	242,000
Current portion of construction proceeds receivable	64,783	64,783

Total current assets	3,428,580	5,065,597

Investments in water and water systems, net	106,319,109	106,472,051
Sky Ranch land and improvements	3,738,955	3,743,305
Construction proceeds receivable, less current portion	252,481	292,493
Note receivable – related party:
Rangeview Metropolitan District, including accrued interest	540,910	531,873
Other assets	15,938	17,333

Total assets	$114,295,973	$116,122,652

LIABILITIES:
Current liabilities:
Accounts payable	$59,953	$69,330
Accrued liabilities	169,071	118,649
Current portion of deferred revenues	55,802	55,800
Current portion of deferred oil and gas lease payment	414,480	414,480

Total current liabilities	699,306	658,259

Deferred revenues, less current portion	1,292,649	1,334,503
Deferred oil and gas lease payment, less current portion	328,130	638,990
Participating Interests in Export Water Supply	1,210,731	1,212,232
Tap Participation Fee payable to HP A&M, net of $53.2 million and $48.2 million discount, respectively	67,432,852	64,988,329

Total liabilities	70,963,668	68,832,313

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B – par value $.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding both periods presented (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 24,037,596 shares outstanding both periods presented	80,130	80,130
Additional paid-in capital	103,361,121	103,176,607
Accumulated comprehensive loss	(188)	(2,903)
Accumulated deficit	(60,109,191)	(55,963,928)

Total shareholders’ equity	43,332,305	47,290,339

Total liabilities and shareholders’ equity	$114,295,973	$116,122,652

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended:
	May 31, 2012	May 31, 2011
Revenues:
Metered water usage	$32,301	$31,968
Wastewater treatment fees	11,315	17,719
Recognition of deferred revenues:
Special facility funding	10,377	10,377
Water tap fees	3,574	3,574

Total revenues	57,567	63,638

Cost of revenues:
Water service operations	(16,779)	(11,370)
Wastewater service operations	(5,429)	(4,913)
Depletion and depreciation	(22,114)	(22,113)

Total cost of revenues	(44,322)	(38,396)

Gross margin	13,245	25,242

Expenses:
General and administrative expenses	(621,243)	(481,248)
Depreciation	(55,574)	(53,020)

Operating loss	(663,572)	(509,026)

Other income (expense):
Interest income	12,837	14,483
Recognition of oil and gas lease deferred income and royalty	104,580	95,637
Other	(791)	5,067
Interest imputed on the Tap Participation Fee payable to HP A&M	(872,980)	(969,000)

Net loss	$(1,419,926)	$(1,362,839)

Net loss per common share – basic and diluted	$(0.06)	$(0.06)

Weighted average common shares outstanding – basic and diluted	24,037,596	24,037,596

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Nine months ended:
	May 31, 2012	May 31, 2011
Revenues:
Metered water usage	$98,301	$93,569
Wastewater treatment fees	34,944	53,157
Recognition of deferred revenues:
Special facility funding	31,131	31,131
Water tap fees	10,722	10,722

Total revenues	175,098	188,579

Cost of revenues:
Water service operations	(48,496)	(33,079)
Wastewater service operations	(15,944)	(14,329)
Depletion and depreciation	(66,304)	(66,313)

Total cost of revenues	(130,744)	(113,721)

Gross margin	44,354	74,858

Expenses:
General and administrative expenses	(1,804,474)	(1,669,813)
Depreciation	(164,066)	(159,214)

Operating loss	(1,924,186)	(1,754,169)

Other income (expense):
Interest income	42,415	41,577
Recognition of oil and gas lease deferred income and royalty	319,379	95,637
Other	3,912	27,012
Interest imputed on the Tap Participation Fee payable to HP A&M	(2,586,780)	(2,863,000)
Interest expense on Convertible Note – related party	—	(151,667)

Net loss	$(4,145,260)	$(4,604,610)

Net loss per common share – basic and diluted	$(0.17)	$(0.20)

Weighted average common shares outstanding – basic and diluted	24,037,596	22,875,551

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended:
	May 31, 2012	May 31, 2011
Cash flows from operating activities:
Net loss	$(4,145,260)	$(4,604,610)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest on Tap Participation Fee payable to HP A&M	2,586,780	2,863,000
Interest expensed on Convertible Note Payable-Related Party	—	151,667
Depreciation, depletion and other non-cash items	230,370	227,680
Stock-based compensation expense included with general and administrative expenses	42,257	69,300
Interest income and other non-cash items	3,085	(32,542)
Interest added to construction proceeds receivable	(14,786)	—
Interest added to notes receivable – related parties:
Rangeview Metropolitan District	(9,037)	—
Changes in operating assets and liabilities:
Trade accounts receivable	44,381	10,163
Prepaid expenses	(20,541)	14,064
Accounts payable and accrued liabilities	41,045	34,810
Deferred revenues	(41,852)	(41,851)
Deferred oil and gas income	(310,860)	(86,310)
Deferred oil and gas lease bonus payment	—	1,243,400

Net cash used by operating activities	(1,594,418)	(151,229)

Cash flows from investing activities:
Sales and maturities of marketable securities	3,022,466	2,470,679
Purchase of marketable securities	(1,234,967)	(5,622,460)
Investments in land, water and water systems	(68,855)	(6,820,409)
Purchase of property and equipment	(3,894)	—

Net cash provided (used) by investing activities	1,714,750	(9,972,190)

Cash flows from financing activities:
Arapahoe County construction proceeds	54,798	54,798
Payments to contingent liability holders	(3,520)	(3,305)
Issuance of Convertible Note Payable – related party	—	5,200,000
Net proceeds from sale of common stock	—	5,401,606

Net cash provided by financing activities	51,278	10,653,099

Net change in cash and cash equivalents	171,610	529,680
Cash and cash equivalents – beginning of year	71,795	12,017

Cash and cash equivalents – end of year	$243,405	$541,697

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

May 31, 2012

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The May 31, 2012 balance sheet, the statements of operations for the three and nine months ended May 31, 2012 and 2011, and the statements of cash flows for the nine months ended May 31, 2012 and 2011, respectively, have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments, necessary to present fairly the financial position, results of operations and cash flows at May 31, 2012, and for all periods presented have been made appropriately.

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

Cash and cash equivalents. The Company considers all highly liquid instruments with original maturities of three months or less when acquired to be cash equivalents. The Company had no cash equivalents at May 31, 2012 or August 31, 2011. The Company maintains its cash balances at a high quality financial institution in accounts which are federally insured.

Financial Instruments – Concentration of Credit Risk and Fair Value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and marketable securities. At no time during the three and nine months ended May 31, 2012, did the Company’s marketable securities exceed federally insured limits. From time-to-time the Company places its cash in money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Current Assets and Liabilities

The amounts reported on the balance sheets for cash and cash equivalents, trade receivables, and trade payables approximate their fair values because of the short maturity of these instruments.

The amounts reported on the balance sheets for marketable securities are the fair values of the instruments as reported by the financial institutions where the funds are held at May 31, 2012 and August 31, 2011. The Company has accumulated net unrealized losses totaling approximately $200 and $2,900 as of May 31, 2012 and August 31, 2011, respectively. These securities include only federally insured certificates of deposit. The unrealized losses at May 31, 2012 and August 31, 2011 were the result of changes in interest rates in the market.

Notes Receivable and Construction Proceeds Receivable

The amounts reported on the balance sheets for the construction proceeds receivable approximate fair value as it bears interest at a rate which is comparable to current market rates.

The fair value of the Note Receivable – related party is not practical to estimate due to the related party nature of the underlying transaction.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

May 31, 2012

Long-term Financial Liabilities

The Comprehensive Amendment Agreement No. 1 (the “CAA” as further described in Note 4 below) is comprised of a recorded balance and an off-balance sheet or “contingent” obligation. The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (defined in Note 4 to the 2011 Annual Report). Because of the uncertainty of the sale of Export Water, the Company has determined that the participating interest and contingent portions of the CAA do not have a determinable fair value.

The recorded balance of the “Tap Participation Fee” liability (as described below and in Note 4) is its estimated fair value determined by projecting new home development in the Company’s targeted service area over an estimated development period.

Tap Participation Fee. This note should be read in conjunction with Note 4 below.

Pursuant to the Asset Purchase Agreement (the “Arkansas River Agreement”) dated May 10, 2006, the Company is obligated to pay High Plains A&M, LLC (“HP A&M”) a defined percentage of a defined number of water tap fees the Company receives after the date of the Arkansas River Agreement. A Tap Participation Fee is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the three and nine months ended May 31, 2012 or 2011.

During the three and nine months ended May 31, 2012, the Company allocated farm revenue of $47,400 and $142,300, respectively, to the Tap Participation Fee liability and to additional paid in capital (due to HP A&M being deemed a related party). This is the equivalent of 12 and 36 water taps, respectively. The allocation was made pursuant to the Arkansas River Agreement and was based on the “Net Revenues” (defined in Note 4 below) earned by HP A&M related to the farm leasing operations which are described in greater detail in Note 4 to the 2011 Annual Report.

The Company imputes interest expense on the unpaid Tap Participation Fee using the effective interest method over an estimated period which is utilized in the valuation of the liability. The Company imputed interest of $873,000 and $969,000 during the three months ended May 31, 2012 and 2011, respectively. The Company imputed interest of $2.6 million and $2.9 million during the nine months ended May 31, 2012 and 2011, respectively.

At May 31, 2012, there remain 19,433 water taps subject to the Tap Participation Fee.

Revenue Recognition. The Company’s revenue recognition policies have not changed since August 31, 2011, and are more fully described in Note 2 to the 2011 Annual Report.

In August 2005, the Company entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”). In fiscal 2006, the Company began recognizing water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2011 Annual Report) constructed to provide service to the County. The Company recognized $3,600 of water tap fee revenues during each of the three months ended May 31, 2012 and 2011, respectively. The Company recognized $10,700 of water tap fee revenues during each of the nine months ended May 31, 2012 and 2011, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the CAA as further described in Note 4 below.

The Company recognized $10,400 of “Special Facilities” (defined in the 2011 Annual Report) funding as revenue during each of the three months ended May 31, 2012 and 2011, respectively. The Company recognized $31,100 of Special Facilities funding as revenue during each of the nine months ended May 31, 2012 and 2011, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 4 to the 2011 Annual Report.

As of May 31, 2012, the Company has deferred recognition of $1.3 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

May 31, 2012

Royalty and other obligations. Revenues from the sale of Export Water are shown net of royalties payable to the Land Board. Revenues from the sale of water on the “Lowry Range” (described in Note 4 to the 2011 Annual Report) are shown net of the royalties to the Land Board and the amounts retained by the Rangeview Metropolitan District (the “District”).

Oil and Gas Lease Payments. As further described in Note 2 to the 2011 Annual Report, on March 10, 2011, the Company entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”) a wholly owned subsidiary of Anadarko Petroleum Company. Pursuant to the O&G Lease, during the year ended August 31, 2011, the Company received up-front payments of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its “Sky Ranch” property (described in Note 4 to the 2011 Annual Report). The Company began recognizing the up-front payments from Anadarko as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. During the three and nine months ended May 31, 2012, the Company recognized $104,600 and $319,400 of income and royalty related to the up-front payments received pursuant to the O&G Lease, respectively. During the three and nine months ended May 31, 2011, the Company recognized approximately $95,600 of income and royalty.

As of May 31, 2012 and August 31, 2011, the Company has deferred recognition of $742,600 and $1,053,500 of income related to the O&G Lease, respectively, which will be recognized into income ratably through February 2014.

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

The Company recognized $2,100 and $25,300 of share-based compensation expense during the three months ended May 31, 2012 and 2011, respectively. The Company recognized $42,300 and $69,300 of share-based compensation expense during the nine months ended May 31, 2012 and 2011, respectively.

Income taxes. The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company does not have any significant unrecognized tax benefits as of May 31, 2012.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2009 through fiscal 2011. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At May 31, 2012, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three and nine months ended May 31, 2012 and 2011.

Loss per Common Share. Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 263,100 and 280,100, common share equivalents were outstanding as of May 31, 2012 and 2011, respectively.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

May 31, 2012

Comprehensive Loss. In addition to net loss, comprehensive loss includes the unrecognized changes in the fair value of marketable securities that are classified as available-for-sale as noted in the following table:

	Three months ended:		Nine months ended:
	May 31, 2012	May 31, 2011	May 31, 2012	May 31, 2011
Net loss	$(1,419,900)	$(1,362,800)	$(4,145,300)	$(4,604,600)
Unrealized loss on marketable securities	(700)	(100)	(200)	(5,200)

Comprehensive loss	$(1,420,600)	$(1,362,900)	$(4,145,500)	$(4,609,800)

Recently Issued Accounting Pronouncements. The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, the Company has not determined whether implementation of such proposed standards would be material to the Company’s financial statements. New pronouncements assessed by the Company recently are discussed below:

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

Reclassifications. Certain amounts in the May 31, 2011 financial statements have been reclassified to conform to the current presentation.

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

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had none of these instruments at May 31, 2012.

Level 2 – Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had one Level 2 asset at May 31, 2012, its marketable securities. The value of the Company’s marketable securities is based on observable market data obtained from the financial institutions at which the marketable securities are held.

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at May 31, 2012, the Tap Participation Fee liability, which is described in greater detail in Note 4 below.

The Company maintains policies and procedures to value instruments using the best and most relevant data available.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

May 31, 2012

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of May 31, 2012:

	Fair Value	Cost / Other Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Accumulated Unrealized Gains and (Losses)
Marketable securities	$2,803,700	$2,803,900	$—	$2,803,700	$—	$(200)
Tap Participation Fee liability	$67,432,800	$67,432,800	$—	$—	$67,432,800	$—

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

The following table presents the changes in the Tap Participation Fee for the three and nine months ended May 31, 2012:

	Fair Value Measurement using Significant Unobservable Inputs (Level 3)
	Gross Estimated Tap Participation Fee Liability	Tap Participation Fee Reported Liability	Discount – to be imputed as interest expense in future periods
Balance at August 31, 2011	$113,147,700	$64,988,300	$48,159,400
Total gains and losses (realized and unrealized):
Imputed interest recorded as “Other Expense”	—	2,586,800	(2,586,800)
Increase in estimated value (to be realized in future periods)	7,450,000	—	7,450,000
Purchases, sales, issuances, payments, and settlements	—	(142,300)	142,300
Transfers in and/or out of Level 3	—	—	—

Balance at May 31, 2012	$120,597,700	$67,432,800	$53,164,900

NOTE 3 – INVESTMENTS IN WATER, WATER SYSTEMS, LAND AND IMPROVEMENTS

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 to the 2011 Annual Report. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three and nine months ended May 31, 2012.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

May 31, 2012

The Company’s water, water systems, land and improvements consist of the following costs and accumulated depreciation and depletion at May 31, 2012 and August 31, 2011:

	May 31, 2012		August 31, 2011
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Arkansas River Valley assets	$81,318,800	$(1,273,000)	$81,318,800	$(1,144,100)
Rangeview water supply	14,321,500	(6,800)	14,299,700	(6,600)
Paradise water supply	5,544,000	—	5,540,200	—
Sky Ranch water rights and other costs	3,915,200	(43,500)	3,915,200	(21,800)
Fairgrounds water and water system	2,899,900	(512,500)	2,899,900	(446,400)
Rangeview water system	167,700	(66,300)	167,700	(62,400)
Water supply – other	77,300	(23,200)	25,600	(13,700)

Totals	108,244,400	(1,925,300)	108,167,100	(1,695,000)

Net investments in water and water systems	$106,319,100		$106,472,100

Sky Ranch land and improvements	$3,739,000	—	$3,743,300	—

Total net investments in water, water systems, land and improvements	$110,058,100		$110,215,400

Capitalized terms in this section not defined herein are defined in Note 4 to the 2011 Annual Report.

Depletion and Depreciation. The Company recorded $100 of depletion charges during each of the three month periods ended May 31, 2012 and 2011, respectively. The Company recorded $300 of depletion charges during each of the nine month periods ended May 31, 2012 and 2011, respectively. This related entirely to the Rangeview Water Supply. No depletion is taken against the Arkansas River water, Paradise Water Supply or Sky Ranch Water Supply because the water located at these locations are not yet being utilized for their intended purpose as of May 31, 2012.

The Company recorded $77,600 and $75,000 of depreciation expense during the three months ended May 31, 2012 and 2011, respectively. The Company recorded $230,100 and $225,300 of depreciation expense during the nine months ended May 31, 2012 and 2011, respectively.

NOTE 4 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

At May 31, 2012 and August 31, 2011, the Company had no debt obligations with contractual maturity dates.

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

May 31, 2012

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

In fiscal years 2007 and 2008, in order to reduce the long term impact of the CAA, the Company repurchased various portions of the CAA obligations in priority. The Company did not make any CAA acquisitions during the three and nine months ended May 31, 2012 and May 31, 2011. As a result of the acquisitions, and due to the sale of Export Water, as detailed in the table below, the remaining potential third party obligation at May 31, 2012 is $3.5 million:

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third party Obligation	Paticipating Interests Liability	Contingency
Original balances	$—	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2011:
Acquisitions	—	28,077,500	(28,077,500)	(9,790,000)	(18,287,500)
Option payments – Sky Ranch and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,400)
Arapahoe County tap fees *	533,000	(373,100)	(159,900)	(55,800)	(104,200)
Export Water sale payments	85,100	(59,600)	(25,500)	(8,900)	(16,600)

Balance at August 31, 2011	728,500	27,821,000	3,476,700	1,212,100	2,264,400
Fiscal 2012 activity:
Export Water sale payments	14,300	(10,000)	(4,300)	(1,400)	(2,700)

Balance at May 31, 2012	$742,800	$27,811,000	$3,472,400	$1,210,700	$2,261,700

*	The Arapahoe County tap fees are less $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first three payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive $5.1 million of the first priority payout (the remaining entire first priority payout totals $7.3 million as of May 31, 2012).

Arkansas River Agreement Obligations

The Tap Participation Fee

The $67.4 million Tap Participation Fee liability at May 31, 2012, represents the estimated discounted fair value of the Company’s obligation to pay HP A&M 20% of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 19,433 water taps sold by the Company. Initially the obligation was to pay 10% of the Company’s gross proceeds, or the equivalent thereof, from the sale of 40,000 water taps sold after the date of the Arkansas River Agreement. The 40,000 water taps was reduced to 19,433 water taps as a result of (i) Arkansas River Valley land which was sold in 2006 and 2009, (ii) the sale of unutilized water rights owned by the Company in the Arkansas River Valley in 2007, (iii) a 50% reduction in water taps subject to the Tap Participation Fee when HP A&M elected to increase the percentage from 10% to 20%, also described further below, and (iv) the allocation of 26.9% of the estimated Net Revenues received by HP A&M related to the management of the farm leasing operations which is described in greater detail below. Pursuant to the Arkansas River Agreement, following the fifth anniversary (September 1, 2011) of the Arkansas River Agreement, HP A&M elected to increase the Tap Participation Fee percentage from 10% to 20% and take a corresponding 50% reduction in the number of taps subject to the Tap Participation Fee.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

May 31, 2012

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

Utilizing this historical information, the Company projected an estimated new home development pattern in its targeted service area sufficient to cover the sale of the water taps subject to the Tap Participation Fee at the date of the revaluation, which was September 1, 2011. The estimated proceeds generated from the sale of those water taps resulted in estimated payments to HP A&M over the life of the projected development period of $120.6 million, which is an increase of $7.5 million from the previous valuation completed in fiscal 2009. The estimated payments to HP A&M are then discounted to the current valuation date and the difference between the amount reflected on the Company’s balance sheet at the valuation date and the total estimated payments is imputed as interest expense over the estimated development time using the effective interest method. The implied interest rate for the most recent valuation was 5.3% which was a 1.0% decrease from the prior valuation completed in fiscal 2009. As a result of the change in the net realizable value and the interest rate, the amount of interest the Company imputed during the three and nine months ended May 31, 2012, decreased $157,000 and $456,900, respectively, compared to the interest the Company would have imputed in accordance with the valuation completed in fiscal 2009. This equates to $.01 per basic and diluted share for both the three and nine months ended May 31, 2012. This will result in a decrease in the imputed interest of $620,900 for the fiscal year ending August 31, 2012, which is $.03 per basic and diluted share based on the weighted average shares outstanding at May 31, 2012.

The $67.4 million balance at May 31, 2012, includes $22.9 million of interest which has been imputed since the acquisition date, recorded using the effective interest method. Payment of the Tap Participation Fee may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.

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

May 31, 2012

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

Promissory Notes Payable by HP A&M

This note should be read in conjunction with Note 11: Subsequent Events regarding defaults by HP A&M and related settlement negotiations. Certain of the properties the Company acquired from HP A&M are subject to outstanding promissory notes payable to third parties with principal and accrued interest totaling $9.4 million and $10.0 million at May 31, 2012 and 2011, respectively. In addition, HP A&M has balloon payments totaling $6.5 million due within twelve months of May 31, 2012. These promissory notes are secured by deeds of trust on the properties. The Company did not assume any of these promissory notes and is not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, at the Company’s sole discretion, the Company may make payments pursuant to any or all of the notes and cure any or all of the defaults. If the Company does not cure the defaults, it will lose the properties securing the defaulted notes. If HP A&M defaults on the promissory notes, the Company can foreclose on a defined amount of stock issued to HP A&M and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. If HP A&M were to default on all of the notes, the Company would lose 60 of the 80 (approximately 75%) real property interests it acquired and a comparable percentage of the water rights the Company acquired, which are associated with those properties, unless the Company cured the notes in default. The Company currently does not have enough funds to cure all of the notes. If that were to occur, the Company would need to seek additional financing or selectively choose the properties it would want to retain. Note 11.

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

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

May 31, 2012

NOTE 5 – SHAREHOLDERS’ EQUITY

The Company maintains the 2004 Incentive Plan (the “Equity Plan”), which was approved by shareholders in April 2004. Executives, eligible employees, consultants and non-employee directors are eligible to receive options and stock grants pursuant to the Equity Plan. Pursuant to the Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. At May 31, 2012, the Company had 1,290,800 common shares that can be granted to eligible participants pursuant to the Equity Plan.

The following table summarizes the stock option activity for the Equity Plan for the nine months ended May 31, 2012:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Oustanding at beginning of period	280,000	$6.10
Granted	12,500	$1.85
Exercised	—	$—
Forfeited or expired	(29,500)	$4.83

Outstanding at May 31, 2012	263,000	$6.04	5.3	*

Options exercisable at May 31, 2012	243,000	$6.18	4.9	*

*	Intrinisic value less than $0

The following table summarizes the activity and value of non-vested options as of and for the nine months ended May 31, 2012:

	Number of Options	Weighted- Average Grant Date Fair Value
Non-vested options oustanding at beginning of period	49,500	$2.86
Granted	12,500	$1.23
Vested	(12,500)	$3.11
Forfeited	(29,500)	$4.14

Options not vested at May 31, 2012	20,000	$2.72

All non-vested options are expected to vest. The total fair value of options vested during the nine months ended May 31, 2012 and 2011 was $38,900 and $31,200, respectively.

Stock-based compensation expense for the three months ended May 31, 2012 and 2011, was $2,100 and $25,200, respectively. Stock-based compensation expense for the nine months ended May 31, 2012 and 2011, was $42,300 and $69,300, respectively.

At May 31, 2012, the Company has unrecognized expenses relating to non-vested options that are expected to vest totaling $25,500, which have a weighted average life of 1.3 years. The Company has not recorded any excess tax benefits to additional paid in capital.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

May 31, 2012

NOTE 6 – RELATED PARTY TRANSACTIONS

In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at May 31, 2012) and matures on December 31, 2012. The Company intends to extend the maturity date of the note, and accordingly the note has been classified as non-current. The $540,900 balance of the note receivable at May 31, 2012 includes borrowings of $229,300 and accrued interest of $311,600. The $531,900 balance of the note receivable at August 31, 2011 includes borrowings of $229,300 and accrued interest of $302,600.

HP A&M paid the Company $10,500 and $31,600 during each of the three and nine months in the periods ended May 31, 2012 and 2011, respectively. This is to reimburse the Company for 50% of the salary and expenses of a Company employee that performs various farm management duties which are for the benefit of HP A&M since HP A&M manages the farm leases as described in Note 4 above.

NOTE 7 – SIGNIFICANT CUSTOMER

The Company sells wholesale water and wastewater services to the District pursuant to the Rangeview Water Agreements (defined in Note 4 to the 2011 Annual Report). Sales to the District accounted for 91% and 93% of the Company’s total water and wastewater revenues for the three months ended May 31, 2012 and 2011, respectively. Sales to the District accounted for 91% and 92% of the Company’s total water and wastewater revenues for the nine months ended May 31, 2012 and 2011, respectively. The District had one significant customer, the Ridgeview Youth Services Center. Pursuant to the Rangeview Water Agreements the Company is providing water and wastewater services to this customer on behalf of the District. The District’s significant customer accounted for 78% of the Company’s total water and wastewater revenues for the three months ended both May 31, 2012 and 2011. The District’s significant customer accounted for 74% and 82% of the Company’s total water and wastewater revenues for the nine months ended May 31, 2012 and 2011, respectively.

The Company had accounts receivable from the District which accounted for 94% and 87% of the Company’s trade receivables balances at May 31, 2012 and August 31, 2011, respectively. Accounts receivable from the District’s largest customer accounted for 62% and 74% of the Company’s trade receivables as of May 31, 2012 and August 31, 2011, respectively.

NOTE 8 – ACCRUED LIABILITIES

At May 31, 2012, the Company had accrued liabilities of $169,100, of which $82,600 was for estimated property taxes, $79,900 was for professional fees and $6,600 related to operating payables.

At August 31, 2011, the Company had accrued liabilities of $118,600, of which $62,400 was for estimated property taxes on the Sky Ranch property, $49,500 was for professional fees, and the remaining $6,700 related to operating payables.

NOTE 9 – LEGAL PROCEEDINGS

As discussed in a Form 8-K filed on December 19, 2011, on that date the Company and the District filed a lawsuit against the State of Colorado by and through the Land Board. The complaint was filed with the District Court, City and County of Denver, State of Colorado. The Company and the District are claiming that the Land Board breached, and will breach, agreements entered into by the Land Board with the Company and the District in connection with a 1996 settlement agreement. Those agreements include the Amended and Restated Water Lease, dated as of April 4, 1996, between the Land Board and the District and the Service Agreement of the same date between the Company and the District. As initially reported in a Current Report on Form 8-K filed on November 29, 2011, the Land Board issued a Request for Proposal that included a draft lease agreement related to oil and gas rights at the Land Board’s Lowry Range. The Company believes the draft lease agreement did not adequately address or protect the Company’s exclusive right to provide water to the Lowry Range. As a result of this breach, the Company and the District are claiming damages which will be proven at trial.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

May 31, 2012

As disclosed in two Form 8-K’s, one filed on February 16, 2012 and one filed on February 29, 2012, HP A&M initiated a lawsuit against the Company in District Court, City and County of Denver, State of Colorado on February 27, 2012 alleging breaches of representations made in connection with the Arkansas River Agreement. HP A&M claims relate to the issues currently being litigated between the Company and the Land Board regarding the Company’s exclusive right to provide water service to the Land Board’s Lowry Range property.

NOTE 10 – SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

	Nine months ended:
	May 31, 2012	May 31, 2011
Increase in estimated Tap Participation Fee liability and related discount	$7,450,000	$—

Farm revenue allocated against the Tap Participation Fee liability and additional paid in capital	$142,300	$—

Issuance of shares of restricted common stock upon conversion of the Convertible Note – Related Party	$—	$5,351,700

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to quarter end, HP A&M failed to make balloon payments due on promissory notes secured by deeds of trust on certain properties we acquired pursuant to the Arkansas River Agreement. As of the date of this filing, we believe that HP A&M has defaulted on notes with principal and accrued interest due in the amount of approximately $2.73 million. The defaulted notes are secured by deeds of trust on our properties and water rights as well as mineral interests, 25% of which are owned by us and 75% of which are currently owned by HP A&M. We have been discussing settlement proposals with HP A&M to resolve the defaulted indebtedness issue as well as the pending lawsuit filed by HP A&M against us on February 29, 2012, as disclosed in two current reports on Form 8-K, one filed on February 16, 2012, and one filed on February 29, 2012. HP A&M has approximately $9.4 million of principal and accrued interest payments remaining secured by approximately 13,000 acres of farm land and water rights. Of the $9.4 million of principal and accrued interest, there are $8.6 million in balloon payments of which approximately $6.5 million is due within 12 months of May 31, 2012, approximately $2.0 million is due within 12 months of May 31, 2013, with the remaining amounts maturing in 2014. We notified HP A&M of our intent to exercise our rights under the Arkansas River Agreement, including our right to (i) foreclose on 1,500,000 shares of Pure Cycle common stock issued to HP A&M, (ii) reduce the Tap Participation Fee by two times the amount paid by us to discharge or cure the notes in default, and (iii) terminate the Property Management Agreement. We have agreed to refrain from exercising our rights temporarily to allow us and HP A&M time to negotiate a mutually agreeable settlement. If we are unable to reach an agreement with HP A&M, we may elect to enter into new agreements with note holders, sell the pledged Pure Cycle common stock and/or farms and apply 100% of the proceeds to the repayment of any defaulted indebtedness, or use farm income to repay any defaulted indebtedness. Additionally, we may foreclose upon HP A&M’s mineral rights. We anticipate that based on current market rates, we could sell approximately 4,200 acres of farms and water to retire the $9.4 million of outstanding notes and deeds of trust.

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

Results of operations

Executive Summary

The results of our operations for the three and nine months ended May 31, 2012 and 2011 are as follows:

Summary Table 1
	Three months ended:
	May 31, 2012	May 31, 2011	$ Change	% Change
Millions of gallons of water delivered	6.3	6.4	(0.1)	-2%
Water revenues generated	$32,300	$32,000	$300	1%
Operating costs to deliver water	$16,800	$11,400	$5,400	47%
(excluding depreciation and depletion)
Water delivery gross margin %	48%	64%

Wastewater treatment revenues	$11,300	$17,700	$(6,400)	-36%
Operating costs to treat wastewater	$5,400	$4,900	$500	10%
Wastewater treatment gross margin %	52%	72%

General and administrative expenses	$621,200	$481,200	$140,000	29%
Net losses	$1,420,000	$1,362,900	$57,100	4%

	Nine months ended:
	May 31, 2012	May 31, 2011	$ Change	% Change
Millions of gallons of water delivered	16.9	17.5	(0.6)	-3%
Water revenues generated	$98,300	$93,600	$4,700	5%
Operating costs to deliver water	$48,500	$33,100	$15,400	47%
(excluding depreciation and depletion)
Water delivery gross margin %	51%	65%

Wastewater treatment revenues	$34,900	$53,200	$(18,300)	-34%
Operating costs to treat wastewater	$15,900	$14,300	$1,600	11%
Wastewater treatment gross margin %	54%	73%

General and administrative expenses	$1,804,500	$1,670,000	$134,500	8%
Net losses	$4,145,300	$4,604,600	$(459,300)	-10%

Water Usage Revenues

Our water service charges include a fixed monthly fee and a fee based on actual amounts of water used, which is based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established based on the average of three surrounding water providers.

Water deliveries decreased 2% and 3% during the three and nine months ended May 31, 2012, compared to the three and nine months ended May 31, 2011. The declines in the water usage were due to our largest customer closing dormitories as a result of budget cutbacks resulting in less water required for students living at the facility. Water revenues increased 1% and 5% during the three and nine months ended May 31, 2012, compared to the three and nine months ended May 31, 2011, respectively. The increase in the three and nine months ended May 31, 2012 is due to increased water usage fees effective July 1, 2011 and large industrial customers buying bulk water deliveries in fiscal 2012 resulting in charges at the higher end of our tiered pricing structure. The gross margins on delivering water decreased during the three and nine months ended May 31, 2012, compared to the three and nine months ended May 31, 2011, due mainly to increased energy costs related to higher pumping demands to produce water for oil and gas well drilling and fracking activities and the increased costs to produce additional water to meet the higher short term demands of such drilling and fracking activities.

Wastewater Treatment Revenues

Our wastewater customer used to be charged a flat monthly fee based on the number of tap connections; however, beginning July 1, 2011, we agreed to charge our wastewater customer based on the amount of wastewater treated due to a reduction in their water consumption.

Wastewater fees decreased 36% and 34% during the three and nine months ended May 31, 2012, compared to the three and nine months ended May 31, 2011, which was primarily a result of the change in how our wastewater customer is charged as described above.

Tap Fees

In August 2005, we entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”). In fiscal 2006, we began recognizing water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2011 Annual Report) constructed to provide service to the County. We recognized $3,600 and $10,700 of water tap fee revenues during each of the three and nine months ended May 31, 2012 and 2011, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the “CAA” which is described in Note 4 to the accompanying financial statements.

We recognized $10,400 and $31,100 of “Special Facilities” (defined in the 2011 Annual Report) funding as revenue during each of the three and nine months ended May 31, 2012 and 2011, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 4 to the 2011 Annual Report.

At May 31, 2012, we have deferred recognition of $1.3 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

We did not sell any water or wastewater taps during the three and nine months ended May 31, 2012 or 2011. We did reduce the Tap Participation Fee (as defined in Note 1 to the accompanying financial statements) by the equivalent of 12 and 36 taps during the three and nine months ended May 31, 2012, as described in Note 4 to the accompanying financial statements.

General and Administrative and Other Expenses

Significant balances classified as general and administrative (“G&A”) expenses for the three and nine months ended May 31, 2012 and May 31, 2011, were:

Table 2 – Signficant Balances in G&A
	Three months ended:
	May 31, 2012	May 31, 2011	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$138,300	$153,900	$(15,600)	-10%
Excluding share-based compensation	$136,100	$128,900	$7,200	6%
Professional fees	$196,200	$81,300	$114,900	141%
Water assessment fees	$92,500	$84,400	$8,100	10%
Directors fees (including insurance)	$11,800	$11,400	$400	4%
Public entity related expenses	$32,500	$32,700	$(200)	-1%

Table 2a – Signficant Balances in G&A
	Nine months ended:
	May 31, 2012	May 31, 2011	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$499,700	$652,100	$(152,400)	-23%
Excluding share-based compensation	$457,400	$582,800	$(125,400)	-22%
Professional fees	$515,900	$264,300	$251,600	95%
Water assessment fees	$269,000	$255,300	$13,700	5%
Directors fees (including insurance)	$105,900	$120,100	$(14,200)	-12%
Public entity related expenses	$80,600	$80,600	$—	0%

Salary and salary related expenses including share-based compensation decreased 10% and 23% for the three and nine months ended May 31, 2012, as compared to the three and nine months ended May 31, 2011, respectively. The decrease in the nine months ended May 31, 2012 is mainly a result of lower bonuses paid to employees. In the first quarter of fiscal 2011, we paid bonuses totaling $180,000 to employees, and in the first quarter of fiscal 2012, we paid bonuses totaling $47,000 to employees. The salary and salary related expenses noted above include $2,100 and $25,000 of share-based compensation expenses for the three months ended May 31, 2012 and 2011, respectively. The salary and salary related expenses noted above include $42,300 and $69,300 of share-based compensation expenses for the nine months ended May 31, 2012 and 2011, respectively.

Professional fees (legal and accounting) increased 141% and 95% during the three and nine months ended May 31, 2012, as compared to the three and nine months ended May 31, 2011, respectively. This is mainly due to additional legal fees related to the lawsuit we filed against the State of Colorado by and through the Land Board in December 2011, and the lawsuit filed against us by High Plains A&M, LLC (HP A&M). Both lawsuits are explained in greater detail in Part II, Item 1 below.

Water assessment fees, which are mainly paid to the Fort Lyon Canal Company (“FLCC”), are the fees we pay for our share of the maintenance of the canals in the Arkansas River Valley. The fees are approved by the shareholders of the canal companies. As of May 31, 2012, we hold approximately 26% of the voting shares of the FLCC, and in December 2011, the FLCC shareholders approved an increase in the fees from $15.50 per share to $17.00 per share. This increase went into effect January 1, 2012.

Directors fees, including D&O insurance, increased 4% for the three months ended May 31, 2012 as compared to May 31, 2011 and decreased 12% for the nine months ended May 31, 2012, as compared to May 31, 2011. The decrease for the nine months ended May 31, 2012 was due to a board member resigning from the board in September 2011, which reduced the total annual fees paid to directors.

Costs associated with corporate governance and costs associated with being a publicly traded entity decreased 1% and remain unchanged during the three and nine months ended May 31, 2012, as compared to May 31, 2011, respectively.

Other income and Expense Items

Table 3 – Other Items
	Three months ended:
	May 31, 2012	May 31, 2011	$ Change	% Change
Expense items:
Depreciation and depletion expense	$77,700	$75,100	$2,600	3%
Imputed interest expense	$873,000	$969,000	$(96,000)	-10%

Income items:
Oil and gas lease income	$104,600	$95,600	$9,000	9%
Interest income	$12,800	$14,500	$(1,700)	-12%

Table 3a – Other Items
	Nine months ended:
	May 31, 2012	May 31, 2011	$ Change	% Change
Other expense items:
Depreciation and depletion expense	$230,300	$225,500	$4,800	2%
Imputed interest expense	$2,586,800	$3,014,700	$(427,900)	-14%
Interest expense on Convertible Note – Related Party	$—	$151,700	$(151,700)	-100%

Other income items:
Oil and gas lease income	$319,400	$95,600	$223,800	234%
Interest income	$42,400	$41,600	$800	2%

Imputed interest expense is related to the Tap Participation Fee payable to HP A&M. This represents the expensed portion of the difference between the estimated fair value of the payments to be made to HP A&M and the discounted present value of those payments imputed using the effective interest method. The decrease in the imputed interest expense is a result of the updated valuation performed during the first quarter of fiscal 2012, which is explained in greater detail in Note 4 to the accompanying financial statements.

Interest was expensed on the Convertible Note – Related Party (as defined in Note 4 to the 2011 Annual Report) during the three and nine months ended May 31, 2011, which bore simple interest at 10% per annum. This was not an expense item for fiscal 2012, as we issued 1.9 million unregistered shares of common stock upon conversion of the Convertible Note – Related Party on January 11, 2011.

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

Liquidity, Financial Resources and Financial Condition

At May 31, 2012, our working capital, defined as current assets less current liabilities, was approximately $2.7 million. As of May 31, 2012, we had approximately $3.0 million of cash and cash equivalents and marketable securities. As of the date of the filing of this quarterly report on Form 10-Q, we have an effective shelf registration statement pursuant to which we may elect to sell up to another $4.45 million of stock at any time and from time to time. We believe that as of the date of the filing of this quarterly report on Form 10-Q and as of May 31, 2012, we have sufficient working capital to fund our operations for the next fiscal year.

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

As a result of the events described above, we revalued the Tap Participation Fee liability during the fiscal quarter ended November 30, 2011. The updated valuation and the events described above resulted in the following:

•

Our obligation to pay HP A&M 10% of the gross proceeds, or the equivalent thereof, from the sale of the next 38,937 water taps at the beginning of fiscal 2012 is now an obligation to pay 20% of the gross proceeds, or the equivalent thereof, from the sale of the next 19,433 water taps.

•

The total estimated payments to HP A&M for the Tap Participation Fee increased $7.5 million from the previous valuation completed in fiscal 2009. The total estimated payments were then discounted to the current valuation date and the difference between the amount reflected on the Company’s balance sheet and the total estimated payments is imputed as interest expense over the estimated development life using the effective interest method. The imputed effective interest rate decreased from 6.3% to 5.3% and the amount of interest imputed during the three and nine months ended May 31, 2012 was $873,000 and $2.6 million, respectively.

•	The $67.4 million Tap Participation Fee payable at May 31, 2012, includes $22.9 million of interest which has been imputed since the acquisition date, recorded using the effective interest method.

•

During the three and nine months ended May 31, 2012, we allocated $47,400 and $142,300, respectively, to the Tap Participation Fee liability and to additional paid in capital (due to HP A&M being deemed a related party). This is the equivalent of 12 and 36 water taps, respectively.

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

FLCC Water Assessment Fees

Fort Lyons Canal Company (“FLCC”) water assessment fees are payable to the FLCC each calendar year. In December 2011, the board and shareholders of the FLCC voted to increase the calendar 2012 assessment to $17.00 per share from the prior $15.50 per share. The fee increase went into effect on January 1, 2012, and will cost us an additional $33,000 per year.

Summary Cash Flows Table

Table 5 – Summary Cash Flows Table
	Nine months ended:
	May 31, 2012	May 31, 2011	$ Change	% Change
Net cash (used) provided by:
Operating acitivites	$(1,594,400)	$(151,200)	$(1,443,200)	954%
Investing activities	$1,714,800	$(9,972,200)	$11,687,000	-117%
Financing activities	$51,300	$10,653,100	$(10,601,800)	-100%

Changes in Operating Activities

Operating activities include revenues we receive from the wholesale sale of water and wastewater services to customers, costs incurred in the delivery of those services, G&A expenses, and other income and expenses.

Net cash used by operations increased 954% during the nine months ended May 31, 2012 compared to May 31, 2011 because we did not have the benefit of the one-time bonus payment of $1,243,400 received pursuant to the O&G lease in fiscal 2011. Additionally, the lawsuits involving the State Land Board and HP A&M resulted in a significant increase in legal fees in 2012.

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

Investing activities during the nine months ended May 31, 2012, consisted of us investing $68,900 into our water and wastewater infrastructure and us selling a net $1.8 million of marketable securities. Investing activities during the nine months ended May 31, 2011, consisted of the use of approximately $6.8 million for the acquisition of Sky Ranch, and we invested approximately $3.2 million into certificates of deposit.

Changes in Financing Activities

Financing activities for the nine months ended May 31, 2012 consisted mainly of the receipt of $54,800 from the County related to the Construction Note. Financing activities for the nine months ended May 31, 2011 consisted mainly of the issuance of the $5.2 million Convertible Note and the sale of approximately $5.4 million shares of common stock (net of issuance costs).

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

Revenue Recognition

Our revenues consist mainly of tap fees, monthly service fees and construction revenues. As further described in Note 2 to the accompanying financial statements, proceeds from tap sales are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. When we construct the infrastructure to be owned by the customer, we recognize tap fees pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the three and nine months ended May 31, 2012 or May 31, 2011.

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

Pursuant to the O&G Lease, during the year ended August 31, 2011, we received up-front payments of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate we own at our Sky Ranch property. We began recognizing the up-front payments from Anadarko as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. During the three months ended May 31, 2012 and 2011, we recognized $104,600 and $95,600 of income and royalty related to the up-front payments received pursuant to the O&G Lease, respectively. During the nine months ended May 31, 2012 and 2011, we recognized $319,400 and 95,600 of income and royalty related to the up-front payments received pursuant to the O&G Lease, respectively.

As of May 31, 2012, we have deferred recognition of $742,600 of income related to the O&G Lease, which is being recognized into income ratably through February 2014.

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

We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. We have no assets to be disposed of at May 31, 2012.

Our Front Range and Arkansas River Water Rights

We determine the undiscounted cash flows for our Denver based assets and the Arkansas River assets (defined below in the Tap Participation Fee section) by estimating tap sales to potential new developments in our service area and to communities along the eastern slope of the Rocky Mountains in Colorado, in the area extending essentially from Ft. Collins on the north to Colorado Springs on the south, generally referred to as the “Front Range,” using estimated future tap fees, less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs, inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2011, and determined that our Rangeview Water Supply (defined in Note 4 to the 2011 Annual Report) and Arkansas River water assets were not impaired and their costs were deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g. Sky Ranch and the Lowry Range, which are described in Note 4 to the 2011 Annual Report) as well as in surrounding areas, including the Front Range and the I-70 corridor. We estimate that we have the ability to provide wholesale water service to approximately 180,000 Single Family Equivalents (“SFE’s”) using our combined Rangeview Water Supply and Arkansas River water assets which have a carrying value of approximately $100.8 million as of May 31, 2012. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $22,500 and estimated gross margins, we estimate that we would need to sell the following number of new water connections to recover the costs of our Rangeview Water Supply and our Arkansas River water assets:

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

For our Paradise Water Supply, we determined the undiscounted cash flows by estimating the proceeds we could derive from the leasing of the water rights to commercial, industrial, and agricultural users along the western slope of Colorado, and based on the impairment analysis we completed at August 31, 2011, we believe at May 31, 2012, the Paradise Water Supply is not impaired and the costs are deemed recoverable.

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

Obligations Payable by HP A&M

60 of the 80 properties we acquired pursuant to the Arkansas River Agreement are subject to outstanding promissory notes with principal and accrued interest totaling $9.4 million and $10.0 million at May 31, 2012 and August 31, 2011, respectively. These notes are secured by deeds of trust on the properties. We did not assume any of these promissory notes and are not responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. However, in the event of default by HP A&M, we may make payments on any or all of the notes and cure any or all defaults. If we do not cure the defaults, we will lose the properties securing the defaulted notes and the water rights associated with said properties. If HP A&M defaults on any of the promissory notes, we can foreclose on a defined amount of Pure Cycle common stock issued to HP A&M being held in escrow and reduce the Tap Participation Fee by two times the amount of notes defaulted on by HP A&M. Although the likelihood of HP A&M defaulting on the notes is deemed remote, which is the primary reason these notes are not reflected on our balance sheet, we continue to monitor the status of the notes for any indications of default. We were not aware of any defaults by HP A&M as of May 31, 2012. However, subsequent to quarter end, HP A&M has defaulted on certain notes. See Item 5 below and Note 11 to the accompanying financial statements.

Share-based compensation

We estimate the fair value of share-based payment awards made to key employees and directors on the date of grant using the Black-Scholes option-pricing model. We then expense the fair value over the vesting period of the grant using a straight-line expense model. The fair value of share-based payments requires management to estimate/calculate various inputs such as the volatility of the underlying stock, the expected dividend rate, the estimated forfeiture rate and an estimated life of each option. These assumptions are based on historical trends and estimated future actions of option holders and may not be indicative of actual events which may have a material impact on our financial statements. See Note 8 of the 2011 Annual Report for further details on share-based compensation expense.

Recently Adopted and Issued Accounting Pronouncements

See Note 1 to the accompanying financial statements for a discussion of recently adopted and issued accounting pronouncements.

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include, among others , statements we make regarding:

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

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We are not able to predict all factors that may affect future results. We cannot assure you that any of our expectations will be realized. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation: the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K; the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability; population growth; employment rates; general economic conditions; the market price of water; changes in customer consumption patterns; changes in applicable statutory and regulatory requirements; changes in governmental policies and procedures; uncertainties in the estimation of water available under decrees; uncertainties in the estimation of costs of delivery of water and treatment of wastewater; uncertainties in the estimation of the service life of our systems; uncertainties in the estimation of costs of construction projects; the strength and financial resources of our competitors; our ability to find and retain skilled personnel; climatic and weather conditions, including floods, droughts and freezing conditions; labor relations; availability and cost of labor, material and equipment; delays in anticipated permit and construction dates; environmental risks and regulations; our ability to raise capital; our ability to negotiate contracts with new customers; uncertainties in water court rulings; adverse rulings in our pending lawsuit against the Land Board; defaults by HP A&M on its promissory notes; and other factors discussed from time to time in our press releases, public statements and documents filed or furnished with the Securities and Exchange Commission (“SEC”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by these cautionary statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

General

Pure Cycle has limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of May 31, 2012, the majority of our capital is invested in certificates of deposit with stated maturities and locked interest rates and, therefore, is not subject to interest rate fluctuations. We have no investments denominated in foreign country currencies and, therefore, our investments are not subject to foreign currency exchange risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of May 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 5.	Other Information

Subsequent to quarter end, HP A&M failed to make balloon payments due on promissory notes secured by deeds of trust on certain properties we acquired pursuant to the Arkansas River Agreement. As of the date of this filing, we believe that HP A&M has defaulted on notes with principal and accrued interest due in the amount of approximately $2.73 million. The defaulted notes are secured by deeds of trust on our properties and water rights as well as mineral interests, 25% of which are owned by us and 75% of which are currently owned by HP A&M. We have been discussing settlement proposals with HP A&M to resolve the defaulted indebtedness issue as well as the pending lawsuit filed by HP A&M against us on February 29, 2012, as disclosed in two current reports on Form 8-K, one filed on February 16, 2012, and one filed on February 29, 2012. HP A&M has approximately $9.4 million of principal and accrued interest payments remaining secured by approximately 13,000 acres of farm land and water rights. Of the $9.4 million of principal and accrued interest, there are $8.6 million in balloon payments of which approximately $6.5 million is due within 12 months of May 31, 2012, approximately $2.0 million is due within 12 months of May 31, 2013, with the remaining amounts maturing in 2014. We notified HP A&M of our intent to exercise our rights under the Arkansas River Agreement, including our right to (i) foreclose on 1,500,000 shares of Pure Cycle common stock issued to HP A&M, (ii) reduce the Tap Participation Fee by two times the amount paid by us to discharge or cure the notes in default, and (iii) terminate the Property Management Agreement.

We have agreed to refrain from exercising our rights temporarily to allow us and HP A&M time to negotiate a mutually agreeable settlement. If we are unable to reach an agreement with HP A&M, we may elect to enter into new agreements with note holders, sell the pledged Pure Cycle common stock and/or farms and apply 100% of the proceeds to the repayment of any defaulted indebtedness, or use farm income to repay any defaulted indebtedness. Additionally, we may foreclose upon HP A&M’s mineral rights. We anticipate that based on current market rates, we could sell approximately 4,200 acres of farms and water to retire the $9.4 million of outstanding notes and deeds of trust.

Item 6.	Exhibits

Exhibits
31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter ended May 31, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the balance sheets as of May 31, 2012 and August 31, 2011, (ii) the statements of operations for the three and nine months ended May 31, 2012 and 2011, (iii) the statements of cash flows for the nine months ended May 31, 2012 and 2011, and (iv) the notes to the financial statements, tagged as blocks of text.**

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, information in Exhibit 101 is “furnished” and not “filed”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Mark W. Harding
Mark W. Harding President and Chief Financial Officer

July 13, 2012