Form 10-K
period 2012-08-31
PURE CYCLE CORP
filed 2012-11-29
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-8814

PURE CYCLE CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	84-0705083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1490 Lafayette St, Suite 203, Denver, CO	80218
(Address of principal executive offices)	(Zip Code)

(303) 292-3456

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock 1/3 of $.01 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $28,579,500

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: November 21, 2012: 24,037,596

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement for the 2013 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of the close of the fiscal year ended August 31, 2012.

“SAFE HARBOR” STATEMENT UNDER THE UNITED STATES PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts contained in this Annual Report on Form 10-K, or incorporated by reference into this Form 10-K, are forward-looking statements that involve risk and uncertainties that could cause actual results to differ materially from projected results. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Forward-looking statements include statements relating to, among other things:

•	plans for the use and development of our water assets;

•	anticipated revenues from full development of our Sky Ranch property;

•	market demand for water for drilling and “fracking” oil and gas wells and our plans to provide water for such drilling;

•	anticipated timing and amount of, and sources of funding for, capital expenditures to increase production capacities, comply with water, environmental and other regulations and fund operations;

•	the ability of our deep water well enhancement tool and process to increase efficiency of wells and our plans to market that product to area water providers;

•	our ability to assist “Front Range,” Colorado, water providers in meeting current and future water needs;

•	our ability to reduce the amount of up-front construction costs;

•	participation in regional water projects;

•	management of farms and the generation of revenues from such management;

•	negotiation of payment terms for fees;

•	timing of satisfaction of conditions to change Land Board royalties;

•	loss of properties and water rights due to the failure to cure defaults by HP A&M;

•	loss of key employees and hiring additional personnel for our operations;

•	regional cooperation among area water providers in the development of new water supplies and water storage, transmission and distribution systems as the most cost-effective way to expand and enhance service capacities;

•	estimated population increases in the Denver metropolitan area and the South Platte River basin;

•	anticipated increases in residential and commercial demand for water services and competition for these services;

•	our competitive advantage;;

•	use of raw and reclaimed water for outdoor irrigation;

•	the impact of water quality, solid waste disposal and environmental regulations on our financial condition and results of operations;

•	the impact of the downturn in the homebuilding and credit markets on our business and financial condition;

•	environmental clean-up at the Lowry Range by the U.S. Army Corps of Engineers;

•	the adequacy of the provisions in the “Lease” for the Lowry Range to cover present and future circumstances;

•	potential opposition to, and anticipated requirements of, the water court in connection with a change of use application for our Arkansas River water;

•	claims of HP A&M against the Company;

•	factors that may impact labor and material costs;

•	the recoverability of construction and acquisition costs from rates;

•	our belief that we are not a public utility under Colorado law;

•	our ability to comply with permit requirements and environmental regulations and the cost of such compliance;

•	costs to treat contaminated water;

•	the impact of individual housing and economic cycles on the number of connections we can serve with our water;

•	the number of new water connections needed to recover the costs of our Rangeview Water Supply and Arkansas River water assets;

•	increases in future water tap fees;

•	the amount of the “Tap Participation Fee” liability;

•	the sufficiency of our working capital and financing sources to fund our operations;

•	intent not to hold marketable securities until maturity;

•	impairments in carrying amounts of long-lived assets;

•	changes in unrecognized tax positions;

•	forfeitures of option grants and vesting of non-vested options;

•	the impact of new accounting pronouncements;

•	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting; and

•	litigation with the “Land Board” and “HP A&M”

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation:

•	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability;

•	population growth;

•	employment rates;

•	general economic conditions;

•	the market price of water;

•	changes in customer consumption patterns;

•	changes in applicable statutory and regulatory requirements;

•	changes in governmental policies and procedures;

•	uncertainties in the estimation of water available under decrees;

•	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;

•	uncertainties in the estimation of the service life of our systems;

•	uncertainties in the estimation of costs of construction projects;

•	the strength and financial resources of our competitors;

•	our ability to find and retain skilled personnel;

•	climatic and weather conditions, including floods, droughts and freezing conditions;

•	labor relations;

•	turnover of elected and appointed officials and delays caused by political concerns and government procedures;

•	availability and cost of labor, material and equipment;

•	delays in anticipated permit and construction dates;

•	engineering and geological problems;

•	environmental risks and regulations;

•	our ability to raise capital;

•	our ability to negotiate contracts with new customers;

•	outcome of litigation; and

•	uncertainties in water court rulings.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us, including the factors described under “Risk Factors” in this Annual Report on Form 10-K. “Risk Factors” contains additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements. Except for our ongoing obligation to disclose certain information under the federal securities laws, we undertake no obligation, and disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by this cautionary statement.

PART I

Item 1 – Business

Summary

Pure Cycle Corporation (“Pure Cycle”) is an investor-owned Colorado corporation that provides wholesale water and wastewater services. These services include water production, storage, treatment, bulk transmission to retail distribution systems, wastewater collection and treatment, irrigation water treatment and transmission, construction management, billing and collection and emergency response. We provide these services to our wholesale customers, which are typically local governmental entities that provide water and wastewater services to their end-use customers located in the greater Denver, Colorado metropolitan area.

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

We plan to utilize our significant water assets along with our adjudicated reservoir sites, which are described in the Our Water Assets section below, to provide wholesale water and wastewater services to local governmental entities which in turn will provide residential/commercial water and wastewater services to communities along the eastern slope of Colorado in the area extending essentially from Fort Collins on the north to Colorado Springs on the south which is generally referred to as the “Front Range.” Principally we are targeting the “I-70 corridor” which is located east of downtown Denver and south of the Denver International Airport. This area is predominately undeveloped and is expected to experience substantial growth over the next 30 years.

We also own 16,000 acres of irrigated land currently being leased to local farmers in southeastern Colorado and we own 931 acres of land in the I-70 corridor east of Denver, Colorado that is being held for development. These land interests are described in the Arkansas River Water and Land and Sky Ranch sections of the Our Water Assets section below.

Pure Cycle Corporation was incorporated in Delaware in 1976 and reincorporated in Colorado in 2008.

Glossary of terms

The following terms are commonly used in the water industry and are used throughout our annual report:

•

Acre Foot (“aft”) – approximately 326,000 gallons of water, or enough water to cover an acre of ground with one foot of water. For some instances herein, as context dictates, the term acre feet is used to designate an annual decreed amount of water available during a typical year.

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

•	Non-Tributary Groundwater – underground water in an aquifer which is situated so it neither draws from nor contributes to a natural surface stream in any measurable degree.

•

Not Non-Tributary Groundwater – statutorily defined as a groundwater located within those portions of the Dawson, Denver, Arapahoe, and Laramie-Fox hills aquifers that are outside of any designated groundwater basin in existence on January 1, 1985.

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

•	Section – a parcel of land equal to one square mile and containing 640 acres.

•

Single Family Equivalent unit (“SFE”) – One SFE is a customer – whether residential, commercial or industrial – that imparts a demand on our water or wastewater systems similar to the demand of a family of four persons living in a single family house on a standard sized lot. One SFE is assumed to have a water demand of approximately 0.4 acre feet per year and to contribute wastewater flows of approximately 300 gallons per day.

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

•	Tributary Groundwater – all water located in an aquifer that is hydrologically connected to a natural stream and is not considered non-tributary or not non-tributary.

•	Tributary Surface Water – water on the surface of the ground flowing in a stream or river system.

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

Our Water and Land Assets

This section should be read in conjunction with Item 1A – Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Use of Estimates, and Note 4 – Water Assets to the accompanying financial statements.

The $88.5 million of capitalized water costs on our balance sheet represents the costs of the water rights we own and the related infrastructure developed to provide wholesale water and wastewater services. Each of these assets is explained in detail below.

The illustration below indicates the approximate location of each of our assets.

The map below indicates the location of our Denver area assets.

Rangeview Water Supply and the Lowry Range

Our Rangeview Water

We own or control a total of approximately 3,300 acre feet of tributary surface water, 25,050 acre feet of non-tributary and not non-tributary groundwater rights, and approximately 26,000 acre feet of adjudicated reservoir sites that we refer to as our “Rangeview Water Supply.” This water is located at the “Lowry Range,” which is owned by State Board of Land Commissioners (the “Land Board”) and is described below.

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

Pursuant to the Rangeview Water Agreements, we design, construct, operate and maintain the District’s water and wastewater systems to allow the District to provide water and wastewater service to its customers located within the District’s 24,000 acre service area at the Lowry Range. On the Lowry Range, we operate both the water and the wastewater systems during our contract period on behalf of the District, who owns the facilities for both systems. At the expiration of our contract term in 2081, ownership of the water system facilities servicing customers on the Lowry Range will revert to the Land Board, with the District retaining ownership of the wastewater facilities. We use our Export Water, and we intend to use other supplies owned by us, to provide wholesale water service and wastewater service to customers not located on the Lowry Range, including customers of the District and other governmental entities and industrial and commercial customers, and we own these facilities.

Based on independent engineering estimates, the water designated for use on the Lowry Range is capable of providing water service to 46,500 SFE units, and the Export Water owned by the Company can serve 33,600 SFE units throughout the Denver metropolitan region.

South Metropolitan Water Supply Authority

The South Metropolitan Water Supply Authority (“SMWSA”) is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members. SMWSA members include 15 Denver area water providers in Arapahoe and Douglas Counties. The District became a member of SMWSA in 2009 in an effort to participate with other area water providers in developing regional water supplies along the Front Range. For over 2 years, the SMWSA members have been working with Denver Water and Aurora Water on a cooperative water project known as the Water Infrastructure Supply Efficiency partnership (“WISE”), which seeks to develop regional infrastructure which would interconnect member’s water transmission systems to be able to develop additional water supplies from the South Platte River in conjunction with Denver Water and Aurora Water. Through an agreement with the District, we continue to support SMWSA and its joint water development efforts and may seek to participate in one or more regional water projects if such projects are in our best interest.

East Cherry Creek Valley System

Pursuant to a 1982 contractual right, the District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (ECCV) Land Board system. ECCV’s Land Board system is comprised of eight wells and over ten miles of buried water pipeline located on the Lowry Range. In order to increase the delivery capacity and reliability of these wells, in May 2012, in our capacity as Rangeview’s service provider and the Export Water Contractor (as defined in the Lease), we entered into an agreement to operate and maintain the ECCV facilities and we can utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells.

The Lowry Range Property

The Lowry Range is located in unincorporated Arapahoe County (the “County”), about 20 miles southeast of downtown Denver. The Lowry Range is one of the largest contiguous parcels under single ownership next to a major metropolitan area in the United States. The Lowry Range is approximately 27,000 acres in size or about 40 square miles of land. Of the 27,000 acres, pursuant to our agreements with the District, we have the exclusive rights to provide water and wastewater services to approximately 24,000 acres of the Lowry Range. However, we filed a lawsuit against the Land Board for failing to protect our exclusive rights under the Lease in December 2011. See Item 3 – Legal Proceedings for additional information concerning the status and basis of the lawsuit.

Arkansas River Water and Land

We own approximately 60,000 acre feet of surface water rights in the Arkansas River together with 16,000 acres of irrigated farm land in southeastern Colorado. We acquired our Arkansas River water and land from High Plains A&M, LLC (“HP A&M”) pursuant to an asset purchase agreement dated May 10, 2006 (the “Arkansas River Agreement”). The water rights we own are represented by 21,800 shares of the Fort Lyon Canal Company (the “FLCC”), which is a non-profit mutual ditch company established in the late 1800’s to operate and maintain the 110-mile long Fort Lyon Canal between La Junta, Colorado and Lamar, Colorado.

It is our intention to change the use of the Arkansas River water from being exclusively for agricultural purposes to municipal and industrial purposes. We will utilize this water to help meet the growing water demands of Colorado’s Front Range. We anticipate that 40,000 acre feet of the 60,000 acre feet we own may be available for non-agricultural uses.

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

In order to preserve our Arkansas River water rights until we are ready to seek a change of use, we currently lease our land and water to area farmers who continue to irrigate the land for agricultural purposes. In conjunction with the Arkansas River Agreement we entered into a property management agreement pursuant to which HP A&M agreed to manage our farm properties and take care of our obligations under the farm leases, including property taxes in exchange for the rental income from the Leases (the “Property Management Agreement”). In August 2012, we terminated the Property Management Agreement due to certain defaults by HP A&M under the terms of the Arkansas River Agreement and related agreements. As a result of the termination, we now control all leasing activities and are entitled to all future income from such leasing activities. We are also responsible for property taxes and other expenses associate with the properties. We intend to continue managing our farms together with our tenant farmers. For additional information concerning our rights and obligations under the Arkansas River Agreement and a discussion of the effect of the defaults by HP A&M, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates – Tap Participation Fee, – Obligations Payable by HP A&M, Now in Default and – Farm Accounts Receivable and Future Farm Income.

Sky Ranch

Effective July 30, 2010, we entered into a Loan Sale and Assignment Agreement (the “Loan Sale Agreement”) with the Bank of America, N.A. (“BofA”), to acquire from BofA, loan instruments secured by 931 acres of undeveloped land located in unincorporated Arapahoe County known as Sky Ranch. Sky Ranch is located directly adjacent to I-70, 16 miles east of downtown Denver, 4 miles north of the Lowry Range, and 4 miles south of Denver International Airport. The financing of the Sky Ranch acquisition is described in greater detail in Note 4 – Water Assets to the accompanying financial statements.

The property includes 820 acre feet of water, has been zoned for residential, commercial and retail uses and may include up to 4,850 SFE’s. There is currently no development at Sky Ranch. We envision that when development at Sky Ranch begins, the development will be in the form of entry level housing (houses costing less than $300,000). We plan to partner with national home builders/developers to develop the Sky Ranch property. We are anticipating that the home builder/developer will construct infrastructure such as roads, curbs and gutters, and we will construct the necessary water and wastewater systems. Our plan is to provide the market with competitively priced lots that are ready for development together with affordable, sustainable, environmentally sound water and wastewater services. We anticipate working with the builders/developers to bring a product to the Denver market that is both affordable and desirable. Although timing for development of this property is unknown, land development experts believe the entry level housing market will be the first product to rebound in the Denver metropolitan area. Homes costing less than $300,000 accounted for approximately 50% of all new home starts along the Front Range in 2011. At full development, the water and wastewater utilities at Sky Ranch are anticipated to generate in excess of $132 million in tap fee revenue and $6 million annually in wholesale service fee revenue (based on current fees and charges).

Oil and Gas Lease

On March 10, 2011, we entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”), a wholly owned subsidiary of Anadarko Petroleum Company. The O&G Lease seeks to capitalize on the growing interest in the region’s Niobrara Oil Formation. Pursuant to the O&G Lease, we received an up-front payment of $1,900 per net mineral leased acre, or $1,243,400, and 20% of gross proceeds royalty (less certain taxes) from the sale of any oil and gas produced from our property. The O&G Lease has a term of three (3) years commencing on March 10, 2011, which can be extended for two years at Anadarko’s sole discretion. If Anadarko wishes to extend the O&G Lease for an additional two years, the O&G Lease requires Anadarko to pay us an up-front payment equal to the initial up-front payment noted above. Pursuant to the Surface Use Agreement, Anadarko may drill on up to three well pad sites on the Sky Ranch property covered under the O&G Lease. Additionally, we will receive $3,000 per acre for land that is permanently disturbed for use in the oil and gas exploration and production.

In addition to the oil and gas mineral interests at Sky Ranch, we have experienced increased water demands for hydraulic fracturing of oil and gas wells being developed in the Niobrara Formation around our Sky Ranch property and the Land Board’s Lowry Range property. Based on similar horizontal wells developed in the Niobrara Formation each horizontal well will require between 3.0 million and 5.0 million gallons of water to drill and “frack”, which equates to selling water to between approximately 15 and 39 SFE’s for a year. During our fiscal year ended August 31, 2012, we provided drilling and frack water to third party service providers who were providing water for two wells drilled into the Niobrara Formation which generated revenues of $22,200. With a large percentage of the acreage surrounding the Lowry Range in Arapahoe, Adams, Elbert, and portions of Douglas Counties already leased by major oil companies, we anticipate providing additional water for drilling oil and gas wells in the coming fiscal year.

Arapahoe County Fairgrounds Agreement for Water Service

In 2005, we entered into an Agreement for Water Service (the “County Agreement”) with the County to design, construct, operate and maintain a water system for, and provide water services to, the County for use at the County’s fairgrounds (the “Fairgrounds”), which are located west of the Lowry Range. Pursuant to the County Agreement we purchased 321 acre feet of water in 2008. Further details of the funding arrangements with the County are described in Note 4 – Water Assets to the accompanying financial statements.

Pursuant to the County Agreement we constructed and own a deep water well, a 500,000 gallon water tank and pipelines to transport water to the Fairgrounds. The construction of these items was completed in our fiscal 2006, and we began providing water service to the County on July 21, 2006.

Paradise Water Supply

In 1987 we acquired the conditional rights to build a 70,000 acre foot reservoir to store Colorado River tributary water and a right-of-way permit from the U.S. Bureau of Land Management for property at the dam and reservoir site (collectively known as our “Paradise Water Supply”). Due to the significant development costs of water assets along the western slope and agreements with other western slope water interests, the use of our Paradise Water Supply is limited to opportunities along the western slope. The conditional water rights diligence application was completed in October 2008 and we were able to negotiate a finding of diligence and continuation of the conditional water rights through October 2014. In order to obtain a finding of reasonable diligence at the next diligence proceeding for the Paradise conditional water rights in October 2014, we are required to (i) select an alternate reservoir site; (ii) file an application with the Water Court for Water Division 5 to change the place of storage; (iii) identify specific end users and places of use for the Paradise conditional water rights within the Colorado River basin in Colorado, excluding the Gunnison River basin; and (iv) identify specific source(s) of the water rights for use. We do not intend to spend the resources needed to find an alternative reservoir site without a specific use for the water. We have been unable to find potential customers for this water and cannot be certain that any customer will commit to use the water within the next two years. Since we do not have a customer that will commit to use the water and will not commit the resources necessary to move the reservoir site without a customer, we are expecting to lose the conditional water rights. Accordingly, we have deemed the Paradise Water Supply to be fully impaired and an impairment of $5.5 million was recorded in the accompanying financial statements.

Well Enhancement and Recovery Systems

In January 2007, we, along with two other parties, formed Well Enhancement and Recovery Systems, LLC (“Well Enhancement LLC”), to develop a new deep water well enhancement tool and process which we believe will increase the efficiency of wells into the Denver Basin groundwater formation. In our fiscal 2008, the well enhancement tool and process was completed and tested on two deep water wells developed by an area water provider with favorable results. According to results from studies performed by an independent hydro-geologist, the well enhancement tool effectively increased the production of the two test wells by 80% and 83% when compared to that of nearby wells developed in similar formations at similar depths. Based on the positive results of the test wells, we continue to refine the process of enhancing deep water wells and anticipate marketing the tool to area water providers. On April 27, 2010, we and the other remaining owner of Well Enhancement LLC acquired the third partner’s 1/3rd interest in Well Enhancement LLC. Following the acquisition, the remaining partners each hold a 50% interest in Well Enhancement LLC. During fiscal 2012 due to the slow recovery in the housing market, the Company did not use the tool. We have a contract for use of the tool for at least one well in fiscal 2013.

Revenues

We generate revenues predominately from three sources: (i) one time water and wastewater tap fees, (ii) construction fees, and (iii) monthly service and contract delivery fees. Our revenue sources and how we account for them are described in greater detail below. We typically negotiate the payment terms for tap fees, construction fees, and other water and wastewater service fees with our wholesale customers as a component of our service agreements prior to construction of the project.

Water and Wastewater Tap Fees

Tap fees are paid by developers in advance of construction activities and are non-refundable. Tap fees are typically used to fund construction of the Wholesale Facilities and defray the acquisition costs of obtaining water rights.

Pursuant to the Rangeview Water Agreements the District’s rates and charges to end use customers may not exceed the average of similar rates and charges of three nearby water providers. Despite modest increases in the water tap fees at these three nearby water providers, the District’s water tap fees and wastewater tap fees remain unchanged at $22,500 per SFE and $4,883 per SFE, respectively in fiscal 2012. The District last increased water tap fees on July 1, 2009, by $1,000 to $22,500 per SFE, which was a 4.7% increase over the 2008 water tap fee. The wastewater tap fees have not changed since July 1, 2009.

In exchange for providing water service to the District’s customers (customers on the Lowry Range), we receive 95% of the District’s tap fees after deducting the required royalty to the Land Board (defined further below). In exchange for providing wastewater services, we receive 100% of the District’s wastewater tap fees.

Table A provides a summary of the District’s water tap fees since 2008:

Table A—Water System Tap Fees

	2012	2011	2010	2009	2008
Water tap fees per SFE	$22,500	$22,500	$22,500	$22,500	$21,500
Percentage Increase	0.0%	0.0%	0.0%	4.7%	7.5%
Percentage increase from 2008-2012	4.7%

Tap Participation Fee

As further described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates below and Note 7 – Long-Term Debt and Operating Lease and Note 15 – Subsequent Events to the accompanying financial statements, we agreed to pay HP A&M 10% of the tap fees we receive from the next 40,000 water taps we sell from and after the original date of the Arkansas River Agreement. This is referred to as the “Tap Participation Fee.” The Tap Participation Fee is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased in the HP A&M acquisition.

Effective as of September 1, 2011, (i) HP A&M elected to increase the Tap Participation Fee percentage from 10% to 20% and take a corresponding 50% reduction in the number of taps subject to the Tap Participation Fee and (ii) pursuant to the Property Management Agreement, we began allocating 26.9% of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expenses for managing the leases and a reasonable overhead allocation) paid to HP A&M against the Tap Participation Fee. As a result of these events and certain sales of land and water, as of August 31, 2012, there remain 19,427 water taps subject to the Tap Participation Fee. We stopped allocating the 26.9% of the net revenue to the Tap Participation Fee on August 3, 2012, the termination date of the Property Management Agreement.

Additional information on the elections made by HP A&M, the terms of the Arkansas River Agreement, the estimation of the fair value of the Tap Participation Fee liability, the calculation of the percentage of Net Revenues and the reduction of water taps subject to the Tap Participation Fee is included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates below and in Note 7 – Long-term Debt and Operating Lease and Note 14 – Related Party Transactions to the accompanying financial statements.

As of the date of this filing, HP A&M has defaulted on promissory notes secured by deeds of trust on 60 of the 80 farms we acquired pursuant to the Arkansas River Agreement, including approximately 14,000 acres of farm land and 16,882 FLCC shares representing water rights, as well as mineral rights, up to 25% of which are owned by us and up to 75% of which are currently owned by HP A&M. HP A&M owes approximately $9.6 million of principal and accrued interest on the defaulted notes. We have commenced exercising our remedies under the Arkansas River Agreement and related agreements, which remedies include, but are not limited to, the right to (i) foreclose on 1,500,000 shares (these shares were foreclosed on subsequent to fiscal year end) of Pure Cycle common stock issued to HP A&M and the proceeds therefrom (the “Pledged Shares”) which were pledged by, HP A&M pursuant to a pledge agreement (the “Seller’s Pledge Agreement”) to secure the payment and performance by, HP A&M of the promissory notes described above; (ii) reduce the Tap Participation Fee; (iii) terminate the Property Management Agreement; and (iv) recover damages caused by the defaults, including certain costs and attorneys fees. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Use of Estimates – Fair Value Estimates – Obligations Payable by HP A&M, Now in Default below for further discussion of the defaults by HP A&M and the remedies under the Arkansas River Agreement, as well as Note 7 – Long-Term Debt and Operating Lease and Note 15 – Subsequent Events to the accompanying financial statements.

Construction Fees

Construction fees are fees we receive, typically in advance, from developers for us to build certain infrastructure such as Special Facilities which are normally the responsibility of the developer.

Monthly Service Fees

Monthly wholesale water usage fees are assessed to our customers based on actual metered deliveries to their end-use customers each month. Water usage fees are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Water usage pricing is capped at the average of the prices charged by the same three surrounding water providers used as the basis for water tap fees. The District has not changed its water usage fees since July 1, 2010. The water usage fees are noted below in table B:

Table B—Tiered Water Usage Pricing Structure

	Price ($ per thousand gallons)
Amount of consumption	2012	2011	2010
Base charge per SFE	$27.62	$27.62	$27.62
0 gallons to 10,000 gallons	$2.81	$2.81	$2.81
10,001 gallons to 20,000 gallons	$3.69	$3.69	$3.69
20,001 gallons to 40,000 gallons	$6.56	$6.56	$6.56
40,001 gallons and above	$8.93	$8.93	$8.93

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

Currently the District charges its wastewater customers based on a monthly fee of $7.83 per SFE plus a $6.68 per thousand gallons treated usage fee. Prior to July 1, 2011, wastewater customers were charged a flat monthly fee of $37.62 per SFE, or $451 per year per SFE. There have not been any changes to the pricing structure since July 1, 2011.

We also collect other immaterial fees and charges from customers and other users to cover miscellaneous administrative and service expenses, such as application fees, review fees and permit fees.

Land Board Royalties

Pursuant to the Rangeview Water Agreements, the Land Board is entitled to royalty payments based on a percentage of revenues earned from water sales that utilize water from the Rangeview Water Supply. The calculation of royalties depends on whether the customer is located on the Lowry Range or elsewhere and whether the customer is a public or private entity. The Land Board does not receive a royalty from wastewater services.

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

Table C—Royalties for Export Water Sales

	Royalty Rate
Net Revenues	Private Entity Buyer	Public Entity Buyer
$0 - $45,000,000	12%	10%
$45,000,001 - $60,000,000	24%	20%
$60,000,001 – $75,000,000	36%	30%
$75,000,001 - $90,000,000	48%	40%
Over $90,000,000	50%	50%

Significant Customers

Our wholesale water and wastewater sales to the District pursuant to the Rangeview Water Agreements with the District accounted for 86%, 91%, and 94% of our total revenues for the years ended August 31, 2012, 2011 and 2010, respectively. The District has one significant customer, the Ridgeview Youth Services Center (“Ridgeview”). Pursuant to our Rangeview Water Agreements with the District, we are providing water to Ridgeview on behalf of the District. Ridgeview accounted for 53%, 60% and 64% of our total revenues for the years ended August 31, 2012, 2011 and 2010, respectively.

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

In order to use our Arkansas River water for municipal purposes, we must file a change of use application with the Colorado water court. This will likely be a lengthy process and require a substantial amount of capital for legal and engineering services. If we successfully change the use of our water rights to include municipal uses, we would then need to construct a 130-mile pipeline, and water treatment and pumping facilities, from southeastern Colorado to the Denver metropolitan area at an estimated cost of over $500 million, based on current costs. Since acquiring the Arkansas River supply, we have investigated various pipeline alignments and potential partnerships for construction of these facilities. We do not plan on starting this process in the near term and anticipate that the tap fees and usage fees we generate from taps sold utilizing our water rights located along the Front Range, along with funding from other pipeline partners, will be sufficient to fund the water delivery facilities when the water is needed along the Front Range. Although we have not yet filed a change of use application, we are working with the FLCC and other interested parties in the Arkansas River Valley to mitigate any adverse impacts to the local communities and to make investments and decisions on farming operations which benefit continued agricultural operations as well as providing new municipal water supplies for the Front Range. We are conducting a rotational crop study program and participating in discussions with area interests including the Lower Arkansas Valley Super Ditch (“Super Ditch”), which is a group of Arkansas Valley irrigators who have assembled to study alternatives to traditional “buy and dry” agricultural-to-municipal water transfers.

Rangeview Metropolitan District

The District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range. The District is required to utilize the 13,400 acre feet of water leased to it by the Land Board to serve customers on the Lowry Range. The District is governed by an elected board of directors. Eligible voters and persons eligible to serve as directors of the District must own an interest in property within the boundaries of the District. We own certain rights and real property interests which encompass the current boundaries of the District. The current directors of the District are Mark W. Harding and Scott E. Lehman (both employees of Pure Cycle), and an independent board member. Pursuant to Colorado law, directors receive $100 for each board meeting they attend, up to a maximum of $1,600 per year.

Water and Growth in Colorado

The Colorado economy, much like that of the US as a whole, experienced a continued weak economy through 2012. Annualized housing starts declined 75% from 2005-2008, then they increased during 2009 and 2010 to once again decline 2% from September 30, 2010 through September 30, 2011. From September 2011 to September 2012 the annual housing starts increased by 41%. The unemployment rate in Colorado was 8.3% at August 31, 2012, which was equal to the national unemployment rate of 8.3%. Colorado added an estimated 37,300 jobs from September 2011 to September 2012. The Denver Regional Council of Governments (“DRCOG”), a voluntary association of over 50 county and municipal governments in the Denver metropolitan area, continues to estimate that the Denver metropolitan area population will increase by about 44% from today’s 2.7 million people to 3.9 million people by the year 2030. A Statewide Water Supply Initiative report by the Colorado Water Conservation Board estimates that the South Platte River basin, which includes the Denver metropolitan region, will grow from a current population of 3.2 million to 4.9 million by the year 2030; while the State’s population will increase from 4.7 million to 7.2 million. Approximately 70% of the State’s projected population increase is anticipated to occur within the South Platte River basin. Significant increases in Colorado’s population, particularly in the Denver metro region and other areas in the water short South Platte River basin, together with increasing agricultural, recreational, and environmental water demands will intensify competition for water supplies. The estimated population increases are expected to result in demands for water services in excess of the current capabilities of municipal service providers, especially during drought conditions. The Statewide Water Supply Initiative estimates that population growth in the Denver region and the South Platte River basin will result in additional water supply demands of over 400,000 acre feet by the year 2030, which must be met with new water sources. Colorado law requires property developers to demonstrate they have sufficient water supplies for their proposed projects before rezoning or annexation applications will be considered. These factors indicate that water and availability of water will continue to be critical to growth prospects for the region and the state, and that competition for available sources of water will continue to intensify. We focus the marketing of our water supplies and services to developers and homebuilders that are active along the Colorado Front Range as well as other area water providers in need of additional supplies.

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

Although we have exclusive long-term water and wastewater service contracts for 24,000 acres of the 27,000-acre Lowry Range pursuant to our service agreement with the District, providing water and wastewater services to areas other than Sky Ranch and the majority of the Lowry Range, is subject to competition. Moreover, others have attempted to challenge, thus far without success, our exclusive rights to service the Lowry Range. See Item 1A – Risk Factors and Item 3 – Legal Proceedings below. Alternate sources of water are available, principally from other private parties, such as farmers or others owning water rights that have historically been used for agriculture, and from municipalities seeking to annex new development areas in order to increase their tax base. Our principal competition in areas close to the Lowry Range is the City of Aurora. Principal factors affecting competition for potential purchasers of our Arkansas River water and Export Water include the availability of water for the particular purpose, the cost of delivering the water to the desired location including the cost of required taps, and the reliability of the water supply during drought periods. The water assets we own and have the exclusive right to use have a supply capacity of 180,000 SFE units, and we believe they provide us with a significant competitive advantage along the Front Range. Our legal rights to the Rangeview Water Supply have been confirmed for municipal use and a significant portion of our water supply is close to Denver area water users. Our pricing structure is competitive and our water portfolio is well balanced with senior surface water rights, groundwater rights, storage capacity and reclaimed water supplies.

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

Employees

We currently have four full-time employees.

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

Item 1A – Risk Factors

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

Because of the prior use of the Lowry Range as a military facility, environmental clean-up may be required prior to development, including the removal of unexploded ordnance. The U.S. Army Corps of Engineers have been conducting unexploded ordnance removal activities at the Lowry Range for the past 20 years. Continued activities are dependent on federal appropriations, and the Army Corps of Engineers has no assurance from year to year of such appropriations for its activities at the Lowry Range.

We have been involved in on-going discussions with the Land Board to clarify our rights and obligations with respect to our Rangeview Water Supply and such negotiations may not be successful.

Our Rangeview Water Supply rights are subject to terms of the Lease between the Land Board and the District. The Lease was entered into in 1996 prior to any development of the Lowry Range or of areas outside the Lowry Range that utilize our Export Water. The terms of the Lease did not fully anticipate the specific circumstances of development that have arisen and may not clearly delineate rights and responsibilities for the forms of transactions that may arise in the future. We have been involved in ongoing discussions with the Land Board to clarify the terms of the Lease. An unfavorable outcome in such discussions could have a material adverse effect on our business, operating results and financial condition. Moreover, we may not be able to resolve all issues through negotiation. We are currently involved in a lawsuit with the Land Board to resolve a dispute over our rights under the Lease. See the next risk factor.

We filed a lawsuit against the Land Board claiming the Land Board breached and will breach agreements entered into by the Land Board and us in connection with a 1996 settlement, and we may not be successful.

On December 19, 2011, we and the District filed a lawsuit against the Land Board, claiming that the Land Board breached, and will breach, agreements entered into by the Land Board with us and the District in connection with a 1996 settlement agreement with respect to our Rangeview Water Supply. Those agreements include the Lease between the Land Board and the District and the Service Agreement between us and the District. The Land Board issued a Request for Proposal that included a draft lease agreement related to oil and gas rights at the Land Board’s Lowry Range and subsequently entered into an oil and gas lease which we believe does not adequately address or protect the District’s exclusive right to provide water service to the Lowry Range or our rights as the District’s exclusive Service Provider.

There can be no assurance that we will be successful in the lawsuit or that disputes under the Lease will not reoccur. An unfavorable decision in this lawsuit could have a material adverse effect on the value of our Rangeview Water Supply, our business, operating results and financial condition.

HP A&M filed a law suit against us alleging breaches of representations made in connection with the Arkansas River Agreement and they may be successful.

HP A&M initiated a lawsuit against us in District Court, City and County of Denver, State of Colorado on February 27, 2012 alleging breaches of representations made in connection with the Arkansas River Agreement. HP A&M’s claims relate to the issues currently being litigated between us and the Land Board regarding our exclusive right to provide water service to the Land Board’s Lowry Range property.

An unfavorable decision in our lawsuit against the Land Board discussed above could adversely affect the decision in this lawsuit. An adverse decision in the HP A&M lawsuit could have a material adverse effect on our business, operating, results and financial condition.

The District’s rights under the Lease have been challenged by third parties.

The District’s rights under the Lease have been challenged by third parties in the past, most recently in 2008 when the City of Aurora (the “City”) applied for the right to store water in certain reservoir sites on the Lowry Range that had already been adjudicated by the District and the Land Board, which adjudications allow us to use the reservoir sites for our Rangeview Water Supply. In that proceeding, a developer sought to support the City by filing an amicus brief in which the developer asserted, contrary to the terms of the Lease, that the developer might not be required to obtain water and wastewater service exclusively from the District for planned development on the Lowry Range. The City’s application was denied. However, there can be no assurance that the District’s rights under the Lease will not be challenged again, which could require us to commence potentially expensive litigation to enforce our rights as the District’s service provider to the adjudicated reservoir sites and to provide wholesale water and wastewater service to the Lowry Range. See also risk factor: “We filed a lawsuit against the Land Board claiming the Land Board breached and will breach agreements entered into by the Land Board and us in connection with a 1996 settlement, and we may not be successful.”

Our operations are affected by local politics and governmental procedures which are beyond our control.

We operate in a highly political environment. We market our water rights to municipalities and other governmental entities run by elected or politically appointed officials. Our principal competitors are municipalities seeking to expand their sales tax base and other water districts. Various constituencies, including our competitors, developers, environmental groups, conservation groups, and agricultural interests, have competing agendas with respect to the development of water rights in Colorado, which means that decisions affecting our business are based on many factors other than economic and business considerations. Additional risks associated with dealing with governmental entities include turnover of elected and appointed officials, changes in policies from election to election, and a lack of institutional history in these entities concerning their prior courses of dealing with the Company. We spend significant time and resources educating elected officials, local authorities and others regarding our water rights and the benefits of contracting with us. Political concerns and governmental procedures and policies may hinder or delay our ability to enter into service agreements or develop our water rights. While we have worked to reduce the political risks in our business through our participation as the service provider for the District in regional cooperative resource programs, such as the South Metropolitan Water Supply Authority (“SMWSA”) and its Water Infrastructure and Supply Efficiency (“WISE”) partnership with Denver Water and Aurora Water, as well as education and communication efforts and community involvement, there can be no assurance that our efforts will be successful.

Our Lowry Range Surface water rights are “conditional decrees” and require findings of reasonable diligence.

Our surface water interests and reservoir sites at the Lowry Range are conditionally decreed and are subject to a finding of reasonable diligence from the Colorado water court every six years. To arrive at a finding of reasonable diligence, the water court must determine that we continue to diligently pursue the development of said water rights. If the water court is unable to make such a finding, we could lose the water right under review.

During fiscal 2012, the Lowry Range conditional decrees were granted their first review by the water court which determined that we and the District met the diligence criteria. The water court entered a finding of reasonable diligence on the Lowry Range surface water decrees on February 11, 2012. Our next diligence period will be in February 2018. If the water court does not make a determination of reasonable diligence in 2018, it would materially adversely impact the value of our interests in the Rangeview Water Supply.

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

HP A&M has defaulted on promissory notes secured by deeds of trust on our Arkansas River properties and water rights and if we are unsuccessful in curing the defaults, we will lose some of our properties and the water rights associated with such properties.

60 of the 80 properties we acquired from HP A&M are subject to promissory notes owed by HP A&M to third parties with principal and accrued interest totaling $9.6 million at August 31, 2012. These promissory notes are secured by deeds of trust on our Arkansas River properties and water rights. HP A&M has defaulted on over 50% of the notes and informed us that it does not intend to pay the remaining notes. Although we are not legally responsible for paying these notes, if we do not cure the defaults, we would lose 75% of the Arkansas River properties and a comparable percentage of the water rights. Subsequent to fiscal year end, we foreclosed on the Pledged Shares, consisting of 1.5 million shares of our common stock owned by HP A&M which were pledged to us to secure the promissory notes. The foreclosure sale yielded $3.5 million which is not enough to cure all of the promissory notes. We have been acquiring the defaulted and non-defaulted promissory notes to protect our Arkansas River properties. As of the filing date, we have successfully acquired $5.1 million of the notes payable by HP A&M in exchange for a combination of cash and secured notes. The notes we have issued are secured by the same Arkansas River properties and water rights and generally have a five-year term, bear interest at an annual rate of 5% and require semi-annual payments with a straight line amortization schedule. We may not be successful in negotiating acquisitions of all of the notes. If we are unable to acquire all of the notes or to pay our notes as they become due, we could lose the property and water rights securing the unacquired HP A&M notes and securing our notes in foreclosure proceedings. The loss of the Arkansas River properties and water rights could have a material adverse effect on our business, operating results and financial condition.

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

The prices charged by the District for water service on the Lowry Range are subject to pricing regulations set forth in the Lease with the Land Board. Both the tap fees and usage rates and charges are capped at the average of the rates of three nearby water providers. Annually the District surveys the tap fees and rates of the three nearby providers and the District typically adjusts tap fees and rates and charges based on the average of those charged by this group, and we receive 95% of whatever the District charges its customers. Our costs associated with the construction of water delivery systems and the production, treatment and delivery of water are subject to market conditions and other factors, which may increase at a significantly greater rate than the fees we receive from the District. Factors beyond our control and which cannot be predicted, such as government regulations, insurance and labor markets, drought, water contamination and severe weather conditions, like tornadoes and floods, may result in additional labor and material costs that may not be recoverable under the current rate structure. Either increased customer demand or increased water conservation may also impact the overall cost of our operations. If the costs for construction and operation of our wholesale water services, including the cost of extracting our groundwater, exceed our revenues, we would be providing service to the District for use at the Lowry Range at a loss. The District may petition the Land Board for rate increases; however, there can be no assurance that the Land Board would approve a rate increase request. Further, even if a rate increase were approved, it might not be granted in a timely manner or in an amount sufficient to cover the expenses for which the rate increase was sought. As of January 1, 2012, the average water tap fee for the three nearby water providers was $24,000.

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

Our officers and employees constitute a majority of the directors of the District. Pure Cycle, along with our officers and employees and one unrelated individual, own the 40 acres that constitute the District. We have made loans to the District to fund its operations. At August 31, 2012, total principal and interest owed to us by the District was $543,900. Pursuant to our Service Agreement with the District for the provision of water services, the District retains 5% of the revenues from the sale of water to its end-use customers on the Lowry Range. Proceeds from the fee collections will initially be used to repay the District’s obligations to us, but after these loans are repaid, the District is not required to use the funds to benefit Pure Cycle. We have received benefits from our activities undertaken in conjunction with the District, but conflicts may arise between our interests and those of the District, and with our officers who are acting in dual capacities in negotiating contracts to which both we and the District are parties. We expect that the District will expand when more properties are developed and become part of the District, and our officers acting as directors of the District will have fiduciary obligations to those other constituents. There can be no assurance that all conflicts will be resolved in the best interests of Pure Cycle and its shareholders. In addition, other landowners coming into the District will be eligible to vote and to serve as directors of the District. There can be no assurances that our officers and employees will remain as directors of the District or that the actions of a subsequently elected board would not have an adverse impact on our operations.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Corporate Office – We occupy 1,200 square feet at a cost of $1,500, per month, at the address shown on the cover of this Form 10-K. We lease these premises pursuant to a three year operating lease agreement with a third party.

Water Related Assets – In addition to the water rights and adjudicated reservoir sites which are described in Item 1 – Our Water Assets, we also own a 500,000 gallon water tank, a deep water well and pump station, and four miles of water pipeline in Arapahoe County Colorado. Additionally, although owned by the District, we operate and maintain another 500,000 gallon deep water well, water tank and pump station, two alluvial wells, the District’s wastewater treatment plant, and water distribution and wastewater collection pipelines that serve customers located at the Lowry Range. These assets are used to provide service to our existing customers.

Land – We own 931 acres of land known as Sky Ranch which is described further in Item 1 – Our Water Assets – Sky Ranch. In addition, we own 16,000 acres of irrigated farm land in the Arkansas River Valley as described in Item 1 – Our Water Assets – Arkansas River Water. We also own 1,486 acres of land in the Arkansas River Valley that is held for sale.

Other Equipment – We also own various water delivery fixtures located on our Arkansas River Valley properties. These items consist mainly of irrigation pumps, irrigation ditches, and irrigation pipelines.

Item 3 – Legal Proceedings

As reported in a Form 8-K filed on December 19, 2011, we and the District filed a lawsuit against the State of Colorado by and through the Land Board. The complaint was filed with the District Court, City and County of Denver, State of Colorado. We and the District are claiming that the Land Board breached, and will breach, agreements entered into by the Land Board with us and the District in connection with a 1996 settlement agreement with respect to our Rangeview Water Supply. Those agreements include the Lease between the Land Board and the District and the Service Agreement between us and the District. In November 2011, the Land Board issued a Request for Proposal that included a draft lease agreement related to oil and gas rights at the Land Board’s Lowry Range. We believe the draft lease agreement did not adequately address or protect the District’s exclusive right to provide water service to customers on the Lowry Range or our rights as the District’s exclusive service provider. The Land Board subsequently entered into an oil and gas lease for the Lowry Range which, like the draft lease, does not protect the exclusive rights of us and the District. As a result of this breach, we and the District are claiming damages which we believe will be proven at trial.

As disclosed in two Form 8-K’s, one filed on February 16, 2012 and one filed on February 29, 2012, HP A&M initiated a lawsuit against us in District Court, City and County of Denver, State of Colorado on February 27, 2012 alleging breaches of representations made in connection with the Arkansas River Agreement. The HP A&M claims relate to the issues currently being litigated between us and the Land Board regarding our exclusive right to provide water service to the Land Board’s Lowry Range property. Because the claims alleged by HP A&M relate to the issues being litigated in our lawsuit against the Land Board, the HP A&M suit has been stayed pending resolution of the Land Board suit. We believe the allegations are without merit and intend to defend the lawsuit vigorously.

Item 4 – Mine Safety Disclosures

None.

PART II

Item 5 – Market for Registrant’s Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “PCYO”. The high and low sales prices of our common stock, by quarter, for the fiscal years ended August 31, 2012 and 2011 are presented below:

Fiscal 2012 quarters ended:	August 31	May 31	February 28	November 30
Market price of common stock
High	$2.40	$2.81	$3.01	$2.91
Low	$1.99	$2.06	$1.72	$1.85

Fiscal 2011 quarters ended:	August 31	May 31	February 28	November 30
Market price of common stock
High	$3.49	$4.80	$5.25	$3.91
Low	$2.80	$3.40	$3.23	$2.64

(b) Holders

On November 21, 2012, there were 500 holders of record of our common stock.

(c) Dividends

We have never paid any dividends on our common stock and expect for the foreseeable future to retain all of our earnings from operations, if any, for use in expanding and developing our business. Any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant. The terms of our Series B Preferred Stock prohibit payment of dividends on common stock unless all dividends accrued on the Series B Preferred Stock have been paid and require dividends to be paid on the Series B Preferred Stock if proceeds from the sale of Export Water Rights exceed $36,026,232. For further discussion see Note 8 – Shareholder’s Equity to the accompanying financial statements.

(d) Securities Authorized For Issuance Under Equity Compensation Plans

Table D—Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities
remaining available for future
	Number of securities to	Weighted-average exercise	issuance under equity
	be issued upon exercise of	price of outstanding	compensation plans
	outstanding options,	options, warrants and	(excluding securities reflected
Plan category	warrants and rights	rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans:
Approved by security holders	215,000	$5.88	1,350,811
Not approved by security holders	—	—	—

Total	215,000	$5.88	1,350,811

(e) Performance Graph 1

This graph compares the cumulative total return of our common stock for the last five fiscal years with the cumulative total return for the same period of the S&P 500 Index and a peer group index2. The graph assumes the investment of $100 in common stock in each of the indices as of the market close on August 31 and reinvestment of all dividends.

Cumulative Returns For the fiscal years ended August 31,
	2012	2011	2010	2009	2008
Pure Cycle Corporation	$26.18	$38.74	$39.40	$42.54	$79.06
S&P 500	$106.56	$90.30	$76.20	$72.64	$88.86
Peer Group	$117.81	$103.48	$91.62	$81.76	$87.74

1.	This performance graph is not “soliciting material,” is not deemed “filed” with the Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
2.	The Peer Group consists of the following companies that have been selected on the basis of industry focus or industry leadership: American States Water Company, Aqua America, Inc., Artesian Resources Corp., California Water Service Group, Connecticut Water Service, Inc., Middlesex Water Company, Pennichuck Corp., SJW Corp., and The York Water Company.

(f) Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

HP A&M granted us a security interest in the Pledged Shares, consisting of 1,500,000 unregistered shares of Pure Cycle common stock owned by HP A&M, to secure certain promissory notes owed by HP A&M. HP A&M defaulted on the promissory notes as described in more detail in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates – Tap Participation Fee and – Obligations Payable by HP A&M, Now in Default. On September 27, 2012, the Pledged Shares were sold at an auction in a foreclosure sale open only to pre-qualified accredited investors for $2.35 per share, yielding approximately $3.5 million. The Pledged Shares were sold pursuant to an exemption from registration under Section 4(1) of the Securities Act of 1933. See Note 15 – Subsequent Events to the accompanying financial statements.

(g) Purchase of Equity Securities By the Issuer and Affiliated Purchasers

None.

Item 6 – Selected Financial Data

Table E—Selected Financial Data

	For the Fiscal Years Ended August 31,
In thousands (except per share data)	2012	2011	2010	2009	2008
Summary Statement of Operations items:
Total revenues	$284.4	$282.1	$264.1	$260.2	$282.4
Net loss	$(17,418.7)	$(6,016.2)	$(5,391.3)	$(5,728.1)	$(6,926.7)
Basic and diluted loss per share	$(0.72)	$(0.26)	$(0.27)	$(0.28)	$(0.34)
Weighted average shares outstanding	24,038	23,169	20,207	20,207	20,189

	As of August 31,
	2012	2011	2010	2009	2008
Summary Balance Sheet Information:
Current assets	$7,661.8	$5,065.6	$1,819.6	$3,990.4	$5,502.2
Total assets	$111,582.0	$116,122.7	$106,377.8	$108,091.1	$109,899.4
Current liabilities	$6,254.8	$658.3	$171.3	$138.1	$163.9
Long term liabilities	$75,209.5	$68,174.0	$63,746.5	$60,183.8	$56,567.8
Total liabilities	$81,464.3	$68,832.3	$63,917.8	$60,321.9	$56,731.6
Equity	$30,117.8	$47,290.3	$42,460.0	$47,769.2	$53,167.8

The following items had a significant impact on our operations:

•

In fiscal 2012 the Paradise Water Supply asset was deemed fully impaired and the entire asset value of $5.5 million was written off in the accompanying financial statements. Additionally, we recorded an impairment of $6.5 million on land and water rights held for sale. See further discussion in Note 4 – Water Assets in the accompanying financial statements.

•

In fiscal 2012, 2011, 2010, 2009 and 2008, respectively, we imputed $3.5 million, $3.8 million, $3.6 million, $3.7 million and $4.4 million of interest related to the Tap Participation Fee payable to HP A&M. As described below, this represents the difference between the net present value and the estimated realizable value of the Tap Participation Fee, which is being charged to expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee. The Tap Participation Fee is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased from HP A&M.

•	In fiscal 2011, we acquired 931 acres of land known as Sky Ranch for $7.0 million.

•	In fiscal 2011, we sold a total of 3.8 million shares of common stock for a total of $10.8 million, which was used to acquire the Sky Ranch property and is being used for working capital.

•	In fiscal 2009, we recognized gains on the sale of non-irrigated land totaling $59,700.

•

In fiscal 2008 we recognized $273,700 of losses related to the acquisition of certain Comprehensive Amendment Agreement No. 1 (the “CAA”) interests which is explained further in Note 5 – Participating Interests In Export Water to the accompanying financial statements.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations – an analysis of our results of operations for the three fiscal years presented in our financial statements. We present our discussion in the MD&A in conjunction with the accompanying Financial Statements.

Liquidity, Capital Resources and Financial Position – an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements.

Our Business

We are a wholesale water and wastewater service provider that contracts to provide water and wastewater services to end-use customers of governmental entities and to commercial and industrial customers. We design, construct, operate and maintain water and wastewater systems using our balanced water portfolio consisting of surface and ground water supplies, surface and aquifer storage, and reclaimed water supplies. We generate cash flows and revenues by selling taps (connections) to our water and wastewater systems and/or through monthly service fees and consumption charges from metered deliveries. Beginning in fiscal 2013, the Company will begin to operate the farm management business in the Arkansas Valley previously managed by HP A&M. See Note 15 – Subsequent Events to the accompanying financial statements.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the timing of revenue recognition, the impairment analysis of our water rights, valuation of the Tap Participation Fee, fair value estimates and share-based compensation. Below is a summary of these critical accounting policies.

Revenue Recognition

Our revenues consist mainly of tap fees, construction fees, monthly service fees, and beginning in fiscal 2013, farm income. As further described in Note 2 – Summary of Significant Accounting Policies to the accompanying financial statements, proceeds from tap sales and construction fees are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. We recognize tap fees derived from agreements for which we construct infrastructure owned by others as revenue, along with the associated costs of construction, pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the fiscal years ended August 31, 2012, 2011 or 2010.

Tap and construction fees derived from agreements for which we own the infrastructure are recognized as revenue ratably over the estimated service life of the assets constructed with said fees. Although the cash will be received up-front and most construction will be completed within one year of receipt of the proceeds, revenue recognition may occur over 30 years or more. Management is required to estimate the service life, and currently the service life is based on the estimated useful accounting life of the assets constructed with the tap fees. The useful accounting life of the asset is based on management’s estimation of an accounting based useful life and may not have any correlation to the actual life of the asset or the actual service life of the tap. This is deemed a reasonable recognition life of the revenues because the depreciation of the assets constructed generating those revenues will therefore be matched with the revenues.

Monthly water usage fees and monthly wastewater service fees are recognized in income each month as earned.

Pursuant to the O&G Lease, we received up-front payments which are recognized as income on a straight-line basis over three years (the initial term of the O&G Lease).

Historically, we have leased our Arkansas River land and water to tenant farmers under a cash lease model. Pursuant to the Property Management Agreement, HP A&M was to receive the income from the farm leases until 2014. As a result of HP A&M’s default of certain obligations, we terminated the Property Management Agreement. Effective as of August 3, 2012 we are managing the farm operations and we are entitled to receive all income from such operations.

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

Our Front Range and Arkansas River Water Rights

We determine the undiscounted cash flows for our Denver based assets and the Arkansas River assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs, inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2011, which we reviewed as of August 31, 2012, and determined there were no material changes and that our Denver based assets and our Arkansas River assets are not impaired and their costs are deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g. Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. We estimate that we have the ability to provide water service to 180,000 SFE’s using our combined Rangeview Water Supply, Sky Ranch water and Arkansas River water assets which have a carrying value of $88.5 million as of August 31, 2012. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $22,500 and estimated gross margins, we estimate that we would need to add 8,300 new water connections (requiring 5.7% of our portfolio) to generate net revenues sufficient to recover the costs of our Rangeview Water Supply and Arkansas River water assets. If tap fees increase 5%, we would need to add 7,900 new water taps (requiring 5.4% of our portfolio) to recover the costs of our Rangeview Water Supply and Arkansas River water assets. If tap fees decrease 5%, we would need to add 8,700 new water taps (requiring 5.9% of our portfolio) to recover the costs of our Rangeview Water Supply and Arkansas River water assets.

Although changes in the housing market throughout the Front Range have delayed our estimated tap sale projections, these changes do not alter our water ownership, nor our service obligations to existing properties or the number of SFE’s we can service.

We have identified farms to sell totaling 1,486 acres along with 3,377 FLCC shares associated with the land. This land and associated water rights have been excluded from the analysis above.

Our Paradise Water Supply

Every six years the Paradise Water Supply is subject to a finding of reasonable diligence review by the water court and the State Engineer. For a favorable finding we must demonstrate that we are diligently pursuing the development of the water rights. If we do not receive a favorable finding of reasonable diligence, our right to the Paradise Water Supply would be lost and we would be required to impair the Paradise Water Supply asset. The most recent diligence review was started in our fiscal 2005 and was completed in 2008, but not without objectors and not without us having to agree to certain stipulations to remove the objections. In order to continue to maintain the Paradise water right, by 2014 we must (i) select an alternative reservoir site; (ii) file an application in water court to change the place of storage; (iii) identify specific end users and place(s) of use of the water; and (iv) identify specific source(s) of the water rights for use. We do not intend to spend the resources needed to find an alternative reservoir site without a specific use for the water. We have been unable to find potential customers for this water and cannot be certain a customer will commit to use the water within the next two years. Since we do not have a customer that will commit to use the water and we will not commit the resources necessary to move the reservoir site without a customer, we expect to lose the conditional water rights. Accordingly, we have deemed the Paradise Conditional Water Supply to be fully impaired, and an impairment charge of $5.5 million was recorded in the accompanying financial statements.

Tap Participation Fee

The $68.3 million Tap Participation Fee liability at August 31, 2012, represents the estimated discounted fair value of the Company’s obligation to pay HP A&M 20% of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 19,427 water taps sold by the Company.

As partial consideration for our Arkansas River water, we agreed to pay HP A&M 10% of the tap fees we receive from the next 40,000 water taps we sell from and after the date of the Arkansas River Agreement. The Tap Participation Fee is payable only when we sell water taps and receive funds from such water tap sales from any of our properties as well as any sale of land or water rights we had purchased from HP A&M. The Tap Participation Fee liability is valued by estimating new home development in our service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver metropolitan area. This development pattern was then applied to projected future water tap fees determined by using historical water tap fee trends. Actual new home development in our service area and actual future tap fees inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee. See further discussion in the “Obligations Payable by HP A&M, Now in Default” section below.

An important component in our estimate of the value of the Tap Participation Fee is that water tap fees will continue to increase in the coming years. Tap fees are market based and increases in tap fees reflect, among other things, the increasing costs to acquire and develop new water supplies. Tap fees thus are partially indicative of the increasing value of our water assets. We continue to assess the value of the Tap Participation Fee liability and update our valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. We updated the estimated discounted cash flow analysis as of September 1, 2011, as described in more detail below.

Pursuant to the Arkansas River Agreement, effective as of September 1, 2011, HP A&M elected to increase the Tap Participation Fee percentage from 10% to 20% and take a corresponding 50% reduction in the number of taps subject to the Tap Participation Fee. In addition, the initial term of the Property Management Agreement with HP A&M expired on August 31, 2011. During the extended term of the Property Management Agreement, we are permitted to allocate 26.9% of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expenses for managing the leases and a reasonable overhead allocation) paid to HP A&M against the Tap Participation Fee. We stopped allocating the 26.9% of the net revenue to the Tap Participation Fee on August 3, 2012, the termination date of the Property Management Agreement.

As a result of the events described above, we revalued the Tap Participation Fee liability during the fiscal quarter ended November 30, 2011. The Tap Participation Fee was reviewed as of August 31, 2012, and no material changes to the November 30, 2011 revaluation were indicated. The updated valuation and the events described above resulted in the following:

•

Our obligation to pay HP A&M 10% of the gross proceeds, or the equivalent thereof, from the sale of the next 38,937 water taps as of September 1, 2011, became an obligation to pay 20% of the gross proceeds, or the equivalent thereof, from the sale of the next 19,468 water taps.

•

The total estimated payments to HP A&M for the Tap Participation Fee increased $7.5 million from the previous valuation completed in fiscal 2009. The total estimated payments were then discounted to the current valuation date and the difference between the amount reflected on the Company’s balance sheet and the total estimated payments is imputed as interest expense over the estimated development life using the effective interest method. The imputed effective interest rate decreased from 6.3% to 5.3% and the amount of interest imputed was $3.5 million for fiscal 2012.

•	The $68.3 million Tap Participation Fee payable at August 31, 2012, includes $22.7 million of interest which has been imputed since the acquisition date, recorded using the effective interest method.

•

During the 2012 fiscal year, we allocated $189,700 to the Tap Participation Fee liability and to additional paid in capital (due to HP A&M being deemed a related party as of fiscal 2012 year end). This is the equivalent of 41 water taps. As of August 31, 2012, there remain 19,427 water taps subject to the Tap Participation Fee. We did not sell any taps in fiscal 2012.

Fair Value Estimates

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. We generally use a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value. See Note 3 – Fair Value Measurements to the accompanying financial statements. As discussed below, we used other methodologies to determine the fair value of the related party receivable from HP A&M, certain notes payable issued by us in exchange for HP A&M notes, and the receivable for unpaid balances owed to HP A&M for farm lease payments that are now payable to us.

Obligations Payable by HP A&M, Now in Default

60 of the 80 properties we acquired from HP A&M are subject to outstanding promissory notes payable to third parties with principal and accrued interest totaling $9.6 million and $10.0 million at August 31, 2012 and 2011, respectively. These promissory notes are secured by deeds of trust on our properties and water rights, as well as mineral interests, up to 25% of which are owned by us and up to 75% of which are currently owned by HP A&M. We did not assume any of these promissory notes and are not legally responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. Upon a default by HP A&M, at our sole discretion, we may make payments on any or all of the notes and cure any or all of the defaults. If we do not cure the defaults, we will lose the properties and water rights securing the defaulted notes.

As of fiscal year end 2012 and since that date, HP A&M has defaulted on over 50% of the notes and informed us that it does not intend to pay any of the remaining notes. HP A&M owes approximately $9.6 million of principal and accrued interest secured by approximately 14,000 acres of farm land and 16,882 FLCC shares representing water rights owned by us.

On July 2, 2012, we formally notified HP A&M that its failure to pay the promissory notes constituted an Event of Default under the Seller Pledge Agreement and a default of a material covenant under the Arkansas River Agreement and that unless such defaults were cured within thirty (30) days, the Property Management Agreement would be terminated and we would proceed to exercise certain rights and remedies under the Arkansas River Agreement, the Seller Pledge Agreement, and the Property Management Agreement to protect our assets. Our remedies at law and under the Arkansas River Agreement and related agreements include, but are not limited to, the right to (i) foreclose on the Pledged Shares; (ii) reduce the Tap Participation Fee; (iii) terminate the Property Management Agreement; and (iv) recover damages caused by the defaults, including certain costs and attorneys’ fees. As of August 31, 2012, no reductions have been made to the Tap Participation Fee liability based on such remedies; however, such reductions may occur in the future.

On August 3, 2012, we formally terminated the Property Management Agreement. See further discussion in Farm Accounts Receivable and Future Farm Income below. Additionally, we sold the Pledged Shares subsequent to fiscal 2012 in accordance with the Seller Pledge Agreement yielding approximately $3.5 million to us. For further information regarding the termination of the Property Management Agreement and the foreclosure sale of the Pledged Shares, see Note 15 – Subsequent Events to the accompanying financial statements.

In conjunction with HP A&M defaulting on certain promissory notes, we have the right to collect from HP A&M any amounts we spend to cure the defaulted notes, including the new notes we issue to the holders in exchange for the HP A&M notes.

Subsequent to fiscal 2012, we began acquiring the defaulted and non-defaulted promissory notes that were are payable by HP A&M. As of the filing date, we have successfully acquired $5.1 million of the notes payable by HP A&M in exchange for a combination of cash and secured notes payable by us. The majority of the notes we issued have a five-year term, bear interest at an annual rate of 5% and require semi-annual payments with a straight-line amortization schedule. The carrying value of the notes payable by us approximate the fair value as the rates are comparable to market rates. The notes we purchased continue to be due and payable by HP A&M to us as the new holder. Accordingly, we have recorded the entire amount of the HP A&M notes as a receivable from HP A&M. Due to the fact that HP A&M is a related party the fair value of the accounts receivable is not determinable.

Farm Accounts Receivable and Future Farm Income

The Property Management Agreement was terminated prior to the end of fiscal 2012 and all future farm income will be paid directly to us instead of HP A&M. Most of the farm leases are “cash only” leases and a few are “crop share” leases. A “crop share” lease entitles us to a share of the sales from the crop sales of the farmer. Most of the farm leases expire on December 31, 2014, while the remaining leases have a variety of expiration dates. The farm “cash only” lease payments are generally billed twice a year in March and November. The unpaid balances from the March billing (performed by HP A&M) were recorded on our books as accounts receivable (less an allowance for uncollectible accounts ) of $56,500. We may terminate the leases by written notice on or before July 15th of the year prior to the termination. As of July 15, 2012, no leases had been terminated. Under the “cash only” lease agreements, the annual lease payment can be reduced if the number of annual runs of irrigation water delivered to the farm as reported by the Fort Lyon Canal Company fall below 20 runs. If the annual runs of irrigation are less than 20, the annual lease rate will be reduced by $2 per acre per run less than the 20 runs with a maximum annual discount of $10 per acre. During calendar year 2012, the lessee farmers only received 6 runs. Accordingly, the maximum discount of $10 per acre will be applied to the second billing in November 2012. This discount which will be deducted with the November 2012 billing is reflected in the schedule below. All future expected cash billings are reflected at their full value. The “crop share” agreements are generally 1 year agreements and the payment cannot be calculated until after the farmers sell their crops. Accordingly any future payments from “crop share” leases are not included in the future farm lease billings schedule below.

The future scheduled billing for the farm income is presented in Table F below:

Table F—Contractual Farm lease income receivable

		Payments due to Pure Cycle by period
	Total	Less than 1 year	1-3 years
Contractual lease income receivable
Farm leases receivable	$2,607,800	$971,000	$1,636,800

Total	$2,607,800	$971,000	$1,636,800

Expenses associated with the farm income are expected to include property taxes and FLCC assessments.

Share-based compensation

We estimate the fair value of share-based payment awards made to key employees and directors on the date of grant using the Black-Scholes option-pricing model. We then expense the fair value over the vesting period of the grant using a straight-line expense model. The fair value of share-based payments requires management to estimate/calculate various inputs such as the volatility of the underlying stock, the expected dividend rate, the estimated forfeiture rate and an estimated life of each option. We do not expect any forfeiture of option grants; therefore the compensation expense has not been reduced for estimated forfeitures. These assumptions are based on historical trends and estimated future actions of option holders and may not be indicative of actual events which may have a material impact on our financial statements. For further details on share based compensation expense, see Note 8 – Shareholder’s Equity to the accompanying financial statements.

Results of operations

Executive Summary

The results of our operations for the fiscal years ended August 31, 2012, 2011 and 2010 were as follows:

Table G - Summary Results of Operations

				Change
	Fiscal Years Ended August 31,			2012-2011		2011-2010
	2012	2011	2010	$	%	$	%
Millions of gallons of water delivered	34.2	34.5	33.1	(0.3)	-1%	1.4	4%
Water revenues generated	$182,800	$157,500	$140,700	$25,300	16%	$16,800	12%
Water delivery operating costs incurred (excluding depreciation and depletion)	$78,100	$51,900	$52,400	$26,200	50%	$(500)	-1%
Water delivery gross margin %	57%	67%	63%

Wastewater treatment revenues	$45,800	$68,800	$67,600	$(23,000)	-33%	$1,200	2%
Wastewater treatment operating costs incurred	$19,300	$19,200	$20,800	$100	1%	$(1,600)	-8%
Wastewater treatment gross margin %	58%	72%	69%

General and administrative expenses	$2,374,100	$2,212,000	$1,808,200	$162,100	7%	$403,800	22%

Net losses	$17,418,700	$6,016,200	$5,391,300	$11,402,500	190%	$624,900	12%

Changes in Water and Wastewater Revenues

We generate revenues from (i) one time water and wastewater tap fees, (ii) construction fees, (iii) monthly wholesale water usage fees and wastewater service fees and (iv) oil and gas lease income. Beginning in fiscal 2013 we will begin to generate revenue associated with the farm management business. See “Farm Accounts Receivable and Future Farm Income” above and Note 15 – Subsequent Events to the accompanying financial statements.

Fiscal 2012 compared to Fiscal 2011

Water deliveries decreased 1% in fiscal 2012 compared to fiscal 2011 due mainly to slightly more precipitation during the irrigation season resulting in less usage for outdoor irrigation. Our water revenues increased 16% in fiscal 2012 as compared to fiscal 2011 because of an increase in water sold for fracking.

Our gross margin on delivering water (not including depletion charges) decreased from 67% in fiscal 2011 to 57% in fiscal 2012, mainly as a result of the ECCV lease expense of $23,300 in fiscal 2012 and $0 in fiscal 2011, See further discussion below in “ECCV Capacity Operating System” section below.

Our only wastewater customer was previously charged a flat monthly fee based on the number of tap connections; however, beginning July 1, 2011, we began to charge our wastewater customer based on the amount of wastewater treated due to a reduction in their wastewater flows.

Wastewater fees decreased 33% in fiscal 2012 compared to fiscal 2011, because we changed how our customer is charged as described above. Our gross margin on treating wastewater decreased from 72% in fiscal 2011 to 58% in fiscal 2012, due to the change in how our wastewater customer is charged. This resulted in a decrease in our revenues but did not significantly change wastewater treatment costs.

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

General and Administrative Expenses

Table H details significant items, and changes, included in our General and Administrative Expenses (“G&A Expenses”) as well as the impact that share-based compensation has on our G&A Expenses for the fiscal years ended August 31, 2012, 2011 and 2010, respectively.

Table H- G&A Expenses

				Change
	Fiscal Years Ended August 31,			2012-2011		2011-2010
	2012	2011	2010	$	%	$	%
Significant G&A Expense items:
Salary and salary related expenses	$693,500	$807,400	$606,600	$(113,900)	-14%	$200,800	33%
FLCC water assessment fees	361,600	472,400	362,800	(110,800)	-23%	109,600	30%
Professional fees	655,800	330,400	244,500	325,400	98%	85,900	35%
Fees paid to directors including insurance	124,700	144,100	124,100	(19,400)	-13%	20,000	16%
Costs associated with Sky Ranch	133,800	136,500	—	(2,700)	-2%	136,500	100%
Public entity related expenses	98,100	92,500	74,300	5,600	6%	18,200	24%
Consulting fees	2,600	11,600	55,700	(9,000)	-78%	(44,100)	-79%
All other compenents of G&A combined	304,000	217,100	340,200	86,900	40%	(123,100)	-36%

G&A Expenses as reported	$2,374,100	$2,212,000	$1,808,200	$162,100	7%	$403,800	22%
Share-based compensation	(54,600)	(94,500)	(87,600)	39,900	-42%	(6,900)	8%

G&A Expenses less share-based compensation	$2,319,500	$2,117,500	$1,720,600	$202,000	10%	$396,900	23%

Note—salary and salary related expenses excluding share-based compensation:
Salary and salary related expenses	$638,900	$712,800	$518,900	$(73,900)	-10%	$193,900	37%

Fiscal 2012 compared to Fiscal 2011

Salary and related expenses decreased by 14% during fiscal 2012 as compared to fiscal 2011 mainly as a result of bonuses paid to management in fiscal 2011 following the successful completion of the financing and acquisition of the Sky Ranch property which were not paid in 2012. As noted on the bottom line of Table H, salary and related expenses excluding share-based compensation expenses decreased 10% during fiscal 2012 compared to fiscal 2011, mainly as a result of the employee bonuses noted above. Share-based compensation expenses decreased 42% during fiscal 2012 compared to fiscal 2011 due to the forfeiture of 29,500 stock options by two former board members and one former employee.

FLCC water assessment fees are the fees we pay for our share of the maintenance of the Fort Lyon Canal in the Arkansas River Valley. The fees are approved by the shareholders of the FLCC. The FLCC fees decreased 23% during fiscal 2012 compared to fiscal 2011 as a result of the purchase of project water by the FLCC during our fiscal 2011, which did not recur in 2012. As of August 31, 2012, we hold approximately 23% of the voting shares of the FLCC.

Professional fees (mainly legal and accounting fees) increased 98% during fiscal 2012 compared to fiscal 2011 mainly as a result of additional legal fees related to the lawsuit we filed against the State of Colorado by and through the Land Board in December 2011 and the lawsuit filed against us by HP A&M, as well as legal fees associated with the HP A&M default on the promissory notes secured by deeds of trust on our Arkansas River assets.

Fees paid to our board of directors in fiscal 2012 include $45,000 for premiums related to our directors and officers insurance policy (this amount is unchanged from fiscal 2011). The remaining fees of $79,700 represent amounts paid to our board members for annual and meeting attendance fees and travel expenses which decreased 13% from fiscal 2011, mainly as a result of an additional board member in fiscal 2011 as well as additional meetings held to discuss the financing and acquisition of Sky Ranch in fiscal 2011.

Costs associated with Sky Ranch decreased 2% during fiscal 2012 as compared to fiscal 2011 due to a decrease in consulting fees associated with the beginning phases of marketing the property to home builders/developers that occurred in 2011. The consulting fees were decreased in 2012 by $30,000, but were offset by an increase in property taxes of $27,000.

Costs associated with being a corporation and costs associated with being a publicly traded entity increased 6% during fiscal 2012 compared to fiscal 2011 primarily due to increased fees charged by NASDAQ and our transfer agent.

Overall consulting fees decreased due to a decrease in the use of consultants as a result of management’s continued effort to reduce costs.

All other G&A Expenses are comprised of typical operating expenses and increased 40% during fiscal 2012 compared to fiscal 2011 as a result of additional funding to Rangeview Metropolitan District as well as bad debt expense for the newly acquired farm lease receivables.

Fiscal 2011 compared to Fiscal 2010

Salary and related expenses increased mainly as a result of bonuses paid to management following the successful completion of the financing and acquisition of the Sky Ranch property. As noted on the bottom line of Table H, salary and related expenses excluding share-based compensation expenses increased 37% during fiscal 2011 compared to fiscal 2010, mainly as a result of the employee bonuses noted above. Stock based compensation expenses increased 8% during fiscal 2011 compared to fiscal 2010 due to higher stock prices (which result in higher fair values of options per the Black-Scholes option valuation model) and additional options granted to a new board member in fiscal 2011.

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

Other Income and Expense Items

Table I—Other Items

				Change
	For the Fiscal Years Ended August 31,			2012-2011		2011-2010
	2012	2011	2010	$	%	$	%
Other expense items:
Depreciation and depletion expense	$309,200	$300,800	$255,100	$8,400	3%	$45,700	18%
Imputed interest expense	$3,470,500	$3,847,000	$3,620,000	$(376,500)	-10%	$227,000	6%

Other income items:
Oil and gas payments recognized	$423,000	$199,300	$—	$223,700	112%	$199,300	100%
Interest income	$53,400	$53,100	$67,400	$300	1%	$(14,300)	-21%

Depreciation and depletion increased 3% during fiscal 2012 compared to fiscal 2011 due mainly to Sky Ranch improvements beginning to depreciate in fiscal 2012. Depreciation and depletion increased 18% during fiscal 2011 compared to fiscal 2010 due mainly to us beginning depreciation of certain costs related to the Sky Ranch acquisition.

Imputed interest expense represents the expensed portion of the difference between the relative fair value of the Tap Participation Fee liability payable to HP A&M and the net present value of the liability recognized under the effective interest method. The changes in the imputed interest expense in each of the years presented are a result of the updated valuations performed in the first quarter of fiscal 2008, the second quarter of fiscal 2009, and the first quarter of fiscal 2011, which are explained in greater detail in Note 7- Long-Term Debt and Operating Lease to the accompanying financial statements. We completed an update to our analysis of the fair value of the Tap Participation Fee as of August 31, 2012, at which time we determined that changes in the projected estimated discounted cash flows did not materially impact the Tap Participation Fee liability as of August 31, 2012, or the amount recorded as imputed interest during the year ended August 31, 2012. Based on a lack of material changes, no update was deemed necessary at August 31, 2012. These imputed interest charges account for 32%, 64% and 67% of our total reported net losses for the fiscal years ended August 31, 2012, 2011 and 2010, respectively.

The $423,000 and $199,300 of oil and gas lease payments recognized in fiscal 2012 and fiscal 2011 respectively, represent a portion of the up-front payment received on March 10, 2011, upon the signing of the O&G Lease and the Surface Use Agreement with Anadarko. On March 10, 2011 we received an up-front payment of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property. The oil and gas rights under the remaining 304 acres at Sky Ranch were already owned by Anadarko. We deferred immediate recognition of the up-front payment, but began recognizing the up-front payment in income over the initial three year term of the O&G Lease beginning March 10, 2011. We also received $9,300 from Anadarko pursuant to the Surface Use Agreement. As of August 31, 2012, we have deferred recognition of $639,000 of income related to the O&G Lease.

Interest income represents interest earned on the temporary investment of capital in cash equivalents or available-for-sale securities, interest accrued on the note payable by the District and interest accrued on the Special Facilities construction proceeds receivable from the County. The increase from fiscal 2011 to fiscal 2012 is due to a slight recovery of the investment market interest rates. The decrease from fiscal 2010 to fiscal 2011 is due to a significant decline in interest rates due to the recessionary economy.

Liquidity, capital resources and financial position

At August 31, 2012, our working capital, defined as current assets less current liabilities, was $1.4 million, which included $2.7 million in cash, cash equivalents and marketable securities. As of the date of the filing of this annual report on Form 10-K, we have an effective shelf registration statement pursuant to which we may elect to sell up to another $4.45 million of stock at any time and from time to time. We believe that as of the date of the filing of this annual report on Form 10-K and as of August 31, 2012, we have sufficient working capital to fund our operations for the next fiscal year. See, however, the Risk Factors in Item 1A above. Subsequent to fiscal 2012, we sold the 1.5 million Pledged Shares for $3.5 million or $2.35 per share. See Note 15 – Subsequent Events to the accompanying financial statements.

We are obligated to pay the FLCC annual water assessments and effective with the termination of the Property Management Agreement, we are also responsible for the property taxes on the farms. The FLCC water assessments are the charges assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal. The water assessment payments are payable to the FLCC each calendar year. In December 2009, the board and shareholders of the FLCC approved an increase in the calendar 2010 assessments from $14.40 per share to $15.00 per share, resulting in an increase in our water assessments from $315,000 per year to $335,000 per year. There was no increase in the FLCC assessments in 2011. In fiscal 2012 the FLCC water assessments were increased from the $15.00 per share to $17.00 per share resulting in a increase from $335,000 to $370,300 per year. Additionally, during 2011 the FLCC shareholders approved project water purchases for use in the Fort Lyon Canal. Based on the number of shares we own of the FLCC, our share of the project water purchases during the twelve months ended August 31, 2011 was $133,300. In fiscal 2012 there were no project water purchases by the FLCC.

To comply with the Clean Water Act, we anticipate changing our method of treating wastewater by the year 2014. This will require future additional capital investments that we currently estimate will cost between $400,000 and $500,000. As of August 31, 2012, we have not entered into any contracts related to these capital improvements and do not anticipate incurring any of these costs in the next twelve months.

ECCV Capacity Operating System

Pursuant to a 1982 contractual right, the District may purchase water produced from ECCV’s Land Board system. ECCV’s Land Board system is comprised of eight wells and more than ten miles of buried water pipeline located on the Lowry Range. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as the District’s service provider and the Export Water Contractor (as defined in the Lease), we entered into an agreement to operate and maintain the ECCV facilities allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat monthly fee of $4,667 per month from May 1, 2012 through December 31, 2012, increasing to $8,000 per month from January 1, 2013 through December 31, 2020, and decreasing to $3,000 per month from January 1, 2020 through April 2032. Additionally, we will pay a fee per 1,000 gallons of water produced from ECCV’s system, which would be included in the water usage fees charged to customers.

Summary Cash Flows Table

Table J—Summary Cash Flows Table

				Change
	For the Fiscal Years Ended August 31,			2012-2011		2011-2010
	2012	2011	2010	$	%	$	%
Cash (used) provided by:
Operating acitivites	$(1,887,100)	$(623,200)	$(1,584,600)	$(1,263,900)	203%	$961,400	-61%
Investing activities	$3,354,000	$(9,996,100)	$806,900	$13,350,100	134%	$(10,803,000)	-1339%
Financing activities	$85,000	$10,679,100	$84,600	$(10,594,100)	-99%	$10,594,500	12523%

Changes in Operating Activities

Operating activities include revenues we receive from the sale of wholesale water and wastewater services, costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.

Cash used by operations in fiscal 2012 increased by $1.3 million compared to fiscal 2011, which was due mainly to increased legal fees related to the Land Board and HP A&M law suits and the HP A&M default on the farm notes and deeds of trust. These were offset by an increase in accounts payable and accrued expenses and a decrease in deferred income from the Anadarko lease. Cash used by operations in fiscal 2011 decreased 61% compared to fiscal 2010, which was due mainly to the receipt of $1.2 million from Anadarko pursuant to the O&G Lease.

We will continue to provide wholesale domestic water and wastewater services to customers in our service area and we will continue to operate and maintain our water and wastewater systems with our own employees.

Changes in Investing Activities

Investing activities in fiscal 2012 consisted of the purchase of marketable securities of $1.2 million and the sale of marketable securities of $4.7 million. Investing activities in fiscal 2011 consisted of our acquisition of Sky Ranch, which required $6.8 million during the year ended August 31, 2011, and the purchase of $6.4 million of marketable securities, which was offset by the sale/maturity of $3.2 million of marketable securities. Investing activities in fiscal 2010 consisted primarily of the sale/maturity of $1.6 million of marketable securities offset by $735,000 of escrow and related expenses pertaining to the Sky Ranch acquisition.

Changes in Financing Activities

Financing activities in fiscal 2012 consisted of the receipt of $85,000 from the County pursuant to the County Agreement. Financing activities in fiscal 2011 consisted mainly of the sale of $5.4 million of common stock pursuant to our effective shelf registration and the issuance of the $5.2 million Convertible Note – Related Party. See Note 4 – Water Assets to the accompanying financial statements. Proceeds from both financings were used to finance the acquisition of Sky Ranch and provide additional working capital. The Convertible Note – Related Party was converted into common stock in January 2011. Additionally, we received $82,200 from the County pursuant to the County Agreement. Financing activities in fiscal 2010 consisted mainly of $89,000 of payments received from the County on the construction note. See Note 4 – Water Assets to the accompanying financial statements.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist entirely of the contingent portion of the CAA which is $2.3 million, as described in Note 5 – Participating Interest in Export Water to the accompanying financial statements. The contingent liability is not reflected on our balance sheet because the obligation to pay the CAA is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.

Recently Adopted and Issued Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to the accompanying financial statements for recently adopted and issued accounting pronouncements.

Total Contractual Cash Obligations

Table K—Contractual Cash Obligations

	Payments due by period
	Total	Less than 1 year		1-3 years		3-5 years		More than 5 years
Contractual obligations
Operating lease obligations	$24,400	$18,300		$6,100		(a	)	(a	)
Participating Interests in Export Water	1,209,000	(b	)	(b	)	(b	)	(b	)
Tap Participation Fee payable to HP A&M	113,147,700	(c	)	(c	)	(c	)	(c	)

Total	$114,381,100	$18,300		$6,100		$—		$—

(a)	Our only operating lease is related to our office space. We signed this lease on December 28, 2010. It is a three year lease with monthly lease payments of $1,500 per month.
(b)	The participating interests liability is payable to the CAA holders upon the sale of Export Water, and therefore, the timing of the payments is uncertain and not reflected in the above table by period.
(c)	The Tap Participation Fee payable to HP A&M is payable upon the sale of water taps. Because the timing of these water tap sales is not fixed and determinable, the estimated payments are not reflected in the above table by period. The amount listed above includes an unamortized discount of $44.8 million. The Tap Participation Fee is described in greater detail in Note 7 – Long-Term Debt and Operating Lease to the accompanying financial statements.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

General

We have limited exposure to market risks from instruments that may impact our balance sheets, statements of operations, and statements of cash flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of August 31, 2012, the majority of our capital is invested in certificates of deposit with stated maturities and locked interest rates and therefore is not subject to interest rate fluctuations. We have no investments denominated in foreign country currencies, and therefore our investments are not subject to foreign currency exchange risk.

Item 8 – Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Pure Cycle Corporation

We have audited the accompanying balance sheets of Pure Cycle Corporation as of August 31, 2012 and 2011, and the related statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended August 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation as of August 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP HORWATH, P.C.

Denver, Colorado

November 28, 2012

PURE CYCLE CORPORATION

BALANCE SHEETS

	August 31, 2012	August 31, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$1,623,517	$71,795
Marketable securities	1,101,367	4,588,535
Trade accounts receivable	135,458	98,484
Current portion of related party receivable - HP A&M	4,456,857	—
Prepaid expenses	279,782	242,000
Current portion of construction proceeds receivable	64,783	64,783

Total current assets	7,661,764	5,065,597

Investments in water and water systems, net	88,510,359	106,472,051
Land—Sky Ranch	3,778,464	3,743,305
Land and water held for sale	5,748,630	—
Construction proceeds receivable, less current portion	226,879	292,493
Note receivable—related party:
Rangeview Metropolitan District, including accrued interest	543,945	531,873
Related party receivable—HP A&M	5,093,365	—
Other assets	18,671	17,333

Total assets	$111,582,077	$116,122,652

LIABILITIES:
Current liabilities:
Accounts payable	261,383	69,330
Current portion mortgages payable	5,340,890	—
Accrued liabilities	172,630	118,649
Deferred revenues	65,384	55,800
Deferred oil and gas lease payment	414,480	414,480

Total current liabilities	6,254,767	658,259

Deferred revenues, less current portion	1,297,605	1,334,503
Deferred oil and gas lease payment, less current portion	224,510	638,990
Mortgages payable	4,209,329	—
Participating interests in Export Water Supply	1,208,928	1,212,232
Tap Participation Fee payable to HP A&M net of $44.8 million and $48.2 million discount respectively	68,269,176	64,988,329

Total liabilities	81,464,315	68,832,313

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $.001 per share, 25 million shares authorized 432,513 shares issued and outstanding (liquidation perference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 24,037,596 shares issued and outstanding	80,130	80,130
Additional paid in capital	103,420,869	103,176,607
Accumulated comprehensive loss	(1,081)	(2,903)
Accumulated deficit	(73,382,589)	(55,963,928)

Total shareholders’ equity	30,117,762	47,290,339

Total liabilities and shareholders’ equity	$111,582,077	$116,122,652

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended August 31,
	2012	2011	2010
Revenues:
Metered water usage	$182,802	$157,497	$140,677
Wastewater treatment fees	45,778	68,833	67,626
Special facility funding recognized	41,508	41,508	41,508
Water tap fees recognized	14,296	14,296	14,296

Total revenues	284,384	282,134	264,107

Expenses:
Water service operations	(78,144)	(51,882)	(52,439)
Wastewater service operations	(19,269)	(19,224)	(20,805)
Other	(1,995)	—	—
Depletion and depreciation	(88,576)	(88,587)	(88,564)

Total cost of revenues	(187,984)	(159,693)	(161,808)

Gross margin	96,400	122,441	102,299

General and administrative expenses	(2,374,106)	(2,212,026)	(1,808,167)
Impairment of land and water rights held for sale	(6,457,760)	—	—
Impairment of water assets	(5,544,022)	—	—
Depreciation	(220,657)	(212,184)	(166,513)

Operating loss	(14,500,145)	(2,301,769)	(1,872,381)

Other income (expense):
Oil and gas lease income, net	422,999	199,257	—
Farm income, net	71,101	—	—
Interest income	53,339	53,133	67,432
Other	3,552	31,887	24,283
Gain on sale of assets	1,016	—	9,404
Interest expensed on Convertible Note—Related Party	—	(151,667)	—
Interest imputed on the Tap Participation Fees payable to HP A&M	(3,470,523)	(3,847,000)	(3,620,000)

Net loss	$(17,418,661)	$(6,016,159)	$(5,391,262)

Net loss per common share – basic and diluted	$(0.72)	$(0.26)	$(0.27)

Weighted average common shares outstanding – basic and diluted	24,037,596	23,168,450	20,206,566

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Total
August 31, 2009 balance:	432,513	$433	20,206,566	$67,360	$92,253,916	$3,986	$(44,556,507)	$47,769,188
Share-based compensation	—	—	—	—	87,639	—	—	87,639
Unrealized loss on investments	—	—	—	—	—	(5,566)	—	(5,566)
Net loss	—	—	—	—	—	—	(5,391,262)	(5,391,262)

Comprehensive loss								(5,396,828)

August 31, 2010 balance:	432,513	433	20,206,566	67,360	92,341,555	(1,580)	(49,947,769)	42,459,999
Sale of common stock, less fees and expenses of approximately $145,200	—	—	1,848,931	6,163	5,395,442	—	—	5,401,605
Issuance of restricted common stock upon conversion of Convertible Debt	—	—	1,982,099	6,607	5,345,060	—	—	5,351,667
Share-based compensation	—	—	—	—	94,550	—	—	94,550
Unrealized loss on investments	—	—	—	—	—	(1,323)	—	(1,323)
Net loss	—	—	—	—	—	—	(6,016,159)	(6,016,159)

Comprehensive loss								(6,017,482)

August 31, 2011 balance:	432,513	433	24,037,596	80,130	103,176,607	(2,903)	(55,963,928)	47,290,339
Share-based compensation	—	—	—	—	54,588	—	—	54,588
Allocation of net revenues to TPF					189,674			189,674
Unrealized gain on investments	—	—	—	—	—	1,822	—	1,822
Net loss	—	—	—	—	—	—	(17,418,661)	(17,418,661)

Comprehensive loss								(17,416,839)

August 31, 2012 balance:	432,513	$433	24,037,596	$80,130	$103,420,869	$(1,081)	$(73,382,589)	$30,117,762

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF CASH FLOWS

	For the fiscal Years Ended August 31,
	2012	2011	2010
Cash flows from operating activities
Net loss	$(17,418,661)	$(6,016,159)	$(5,391,262)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	54,588	94,550	87,639
Depreciation, depletion and other non-cash items	307,507	297,212	258,872
Imputed interest on Tap Participation Fees payable to HP A&M	3,470,523	3,847,000	3,620,000
Impairment of water assets	5,544,022	—	—
Impairment of land and water rights held for sale	6,457,760	—	—
Interest expensed on Convertible Note-Related Party	—	151,667	—
Interest added to note receivable - related party
Rangeview Metropolitan District	(12,072)	(12,039)	(12,039)
Interest added to construction proceeds receivable	(19,241)	(22,899)	(26,343)
Gain on sale of fixed assets	(1,016)	—	(9,404)
Changes in operating assets and liabilities:
Trade accounts receivable	(36,974)	(27,329)	(7,761)
Prepaid expenses	(37,782)	(5,373)	(81,699)
Accounts payable and accrued liabilities	246,034	72,457	33,226
Deferred revenue	(27,314)	(55,802)	(55,803)
Deferred income - oil and gas lease	(414,480)	1,053,470

Net cash used for operating activities	(1,887,106)	(623,245)	(1,584,574)

Cash flows from investing activities:
Investments in water, water systems and land	(132,221)	(6,841,255)	(19,649)
Purchases of marketable securities	(1,235,857)	(6,357,177)	—
Sales and maturities of marketable securities	4,724,847	3,202,373	1,561,588
Proceeds from sale of land	1,099	—	—
Sale of property and equipment	—	—	10,000
Other investing activities	—	—	(10,000)
Excrow payment for Sky Ranch acquisition	—	—	(735,000)
Purchase of property and equipment	(3,894)	—	—

Net cash (used) provided by investing activities	3,353,974	(9,996,059)	806,939

Cash flows from financing activities
Net proceeds from equity offering	—	5,401,606	—
Issuance of Convertible Note - Related Party	—	5,200,000	—
Arapahoe County construction proceeds	84,854	82,196	89,046
Payment to contingent liability holders	—	(4,720)	(4,477)

Net cash provided by financing activities	84,854	10,679,082	84,569

Net change in cash and cash equivalents	1,551,722	59,778	(693,066)
Cash and cash equivalents—beginning of year	71,795	12,017	705,083

Cash and cash equivalents—end of year	$1,623,517	$71,795	$12,017

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012, 2011 and 2010

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

The Company believes it has sufficient working capital and financing sources to fund its operations for at least the next fiscal year, because at August 31, 2012, the Company had $2.7 million of cash, cash equivalents and marketable securities, and $1.4 million of working capital. Subsequent to fiscal year end 2012, the Company sold the 1.5 million shares of Pure Cycle common stock issued to High Plains A&M, LLC (“HP A&M”), which were pledged as security for certain debt obligations, in a foreclosure sale for $3.5 million or $2.35 per share.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a high quality financial institution in an account which as of August 31, 2012, did not exceed federally insured limits. At various times during the year ended August 31, 2012, the Company’s main operating account exceeded federally insured limits.

Financial Instruments – Concentration of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and marketable securities. The Company places its cash equivalents and investments with high quality financial institutions. At various times throughout the year ended August 31, 2012, cash deposits have exceeded federally insured limits. The Company invests its idle cash primarily in certificates of deposit, money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012, 2011 and 2010

Current Assets and Liabilities

The amounts reported on the balance sheets for cash and cash equivalents, trade receivables and trade payables approximate their fair values because of the relatively short maturity of these instruments.

The amount reported on the balance sheets for marketable securities represents the fair value of the underlying instruments as reported by the financial institutions where the funds are held as of August 31, 2012 and 2011. The Company has recorded net unrealized losses on its marketable securities of $1,100 and $2,900 at August 31, 2012 and August 31, 2011, respectively. The Company did not realize any gains or losses on its marketable securities during each of the three years ended August 31, 2012, 2011 and 2010.

Notes Receivable and Construction Proceeds Receivable

The amounts reported on the balance sheet for the Company’s notes receivable and construction proceeds receivable approximate their fair values as they bear interest at rates which are comparable to current market rates.

Long-term Financial Liabilities

The Comprehensive Amendment Agreement No. 1 (the “CAA”) is comprised of a recorded balance and an off-balance sheet or “contingent” obligation associated with the Company’s acquisition of its “Rangeview Water Supply” (defined in Note 4 below). The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (defined in Note 4 below). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value. The CAA is described further in Note 5 – Participating Interests in Export Water.

The recorded balance of the “Tap Participation Fee” liability (as described below) is its estimated fair value determined by projecting new home development in the Company’s targeted service area over an estimated development period.

Notes Payables and Related Party Accounts Receivable

In conjunction with HP A&M defaulting on certain promissory notes, the Company has the right to collect from HP A&M any amounts the Company spends to cure the defaulted notes. Accordingly the Company has recorded the entire amount of the HP A&M notes as a receivable from HP A&M. The total receivable from HP A&M is $9.6 million with $4.6 million as current and $5.0 million as long term. The short term portion of the receivable represents the amount of the defaulted promissory notes payable by HP A&M which were purchased by the Company and with respect to which the Company will pursue remedies under the asset purchase agreement (the “Arkansas River Agreement” described in more detail in Note 4) over the next 12 months.

Subsequent to fiscal 2012, the Company began acquiring the defaulted and non-defaulted promissory notes that are payable by HP A&M. The majority of the notes issued by the Company have a five-year term, bear interest at an annual rate of five percent (5%) and require semi-annual payments with a straight-line amortization schedule.

Cash Flows

The Company did not pay any interest or income taxes during the fiscal years ended August 31, 2012, 2011 and 2010, respectively.

Marketable Securities

At August 31, 2012, the Company’s marketable securities are comprised entirely of certificates of deposit maintained at various financial institutions, each of which have invested balances below federally insured limits and pay interest at stated rates through maturity. The certificates mature at various dates through May 2013; however, these securities represent temporary investments and it is management’s intent to hold these securities available for current operations and not hold them until maturity, therefore they are classified as available-for-sale securities and are recorded at fair value. The Company has no investments in equity instruments.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012, 2011 and 2010

The Company’s marketable securities are recorded as available-for-sale and therefore any unrecognized changes in the fair value of these marketable securities is included as a component of accumulated comprehensive income (loss).

Accounts Receivable

The Company records accounts receivable net of allowances for uncollectible accounts. The Company recorded $20,400 and $0 as of August 31, 2012 and 2011 respectively for allowances for uncollectible accounts. The allowance for uncollectible accounts was determined based on specific review of all past due accounts. The August 31, 2012 allowance for uncollectible accounts is entirely due to the assumed farm accounts receivable (see Note 7) from HP A&M.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the eventual use of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the Company’s procedures, the Company believes there are impairments to its “Paradise Water Supply” asset (defined in Note 4 below) and land and water rights held for sale related to the Arkansas River Assets. There was no impairment in the carrying amounts of the remaining long-lived assets at August 31, 2012 and 2011. See further discussion in Note 4 below under sections “Paradise Water Supply” and “Arkansas River Assets”.

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

Tap Participation Fee Liability and Imputed Interest Expense

The Tap Participation Fee liability, as described in Note 7 – Long Term Debt and Operating Lease, represents the discounted fair value of the amounts the Company estimates it will pay HP A&M pursuant to the Arkansas River Agreement. The Company imputes interest expense on the unpaid Tap Participation Fee using the effective interest method over the estimated development period utilized in the valuation of the liability. The Company imputed interest of $3.5 million, $3.8 million and $3.6 million during the years ended August 31, 2012, 2011 and 2010, respectively.

The Tap Participation Fee is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the years ended August 31, 2012, 2011 or 2010. As of August 31, 2012, 19,427 water taps remain subject to the Tap Participation Fee.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012, 2011 and 2010

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

In August 2005, the Company entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”) to provide water service to the County’s fairgrounds (the “Fairgrounds”). Pursuant to the County Agreement, the Company sold the County 38.5 water taps for consideration of $567,490. In July 2006, upon completion of the construction of the “Wholesale Facilities” (which were paid for with the water tap fee proceeds), the Company began ratably recognizing $428,000 of water tap fees into income. The $428,000 is the net of the water tap fees received by the Company of $567,490, decreased by (i) royalties to the Colorado State Board of Land Commissioners (the “Land Board” which owns the “Lowry Range”) of $34,522; and (ii) 65% of the total payments made to external CAA holders or $104,136. In each of the three fiscal years ended August 31, 2012, 2011 and 2010, the Company recognized $14,300 of tap fee revenue. At August 31, 2012, $341,900 of these tap fees are still deferred.

The Company recognized $41,500 of “Special Facilities” funding as revenue in each of the three fiscal years ended August 31, 2012 and 2011 respectively. These construction revenues also relate to the County Agreement entered into in August 2005.

As of August 31, 2012, the Company has deferred recognition of $1.3 million of tap and construction fee revenue from the County, which will be recognized as revenue ratably through 2036.

In addition to the tap fee revenues and the construction revenues, the Company also records interest income from the County using the effective interest method. Pursuant to the County Agreement, the County is making payments to the Company totaling $82,200 per year for the construction of the Special Facilities at the Fairgrounds. These payments will continue through 2015 and include interest at 6% per annum. The Company recognized $19,200, $22,900 and $26,300 of interest income from the County during the fiscal years ended August 31, 2012, 2011 and 2010, respectively.

In August 2012, the Company entered into an agreement with Front Range Pipeline which grants Front Range Pipeline easement rights for a period of three years to construct a pipeline for total consideration of $28,700. As of August 31, 2012, the Company had $28,500 in deferred revenue from Front Range Pipeline.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012, 2011 and 2010

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

The Company recognizes wastewater processing revenues monthly based on usage. The monthly wastewater service fees are shown net of amounts retained by the District.

Amounts recognized for water and wastewater services during the fiscal years ended August 31, 2012, 2011 and 2010, are presented in the statements of operations.

Costs of delivering water and providing wastewater service to customers are recognized as incurred.

The Company delivered 34.2 million, 34.5 million and 33.1 million gallons of water to customers during the fiscal years ended August 31, 2012, 2011 and 2010, respectively.

Royalty and other obligations

Revenues from the sale of Export Water are shown net of royalties payable to the Land Board. Revenues from the sale of water on the “Lowry Range” are shown net of the royalties to the Land Board and the amounts retained by the District. See further description of the “Lowry Range” in Note 4 – Water Assets under section “Rangeview Water Supply and Water System”.

Oil and Gas Lease Payments

As further described in Note 4 below, on March 10, 2011, the Company entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”) a wholly owned subsidiary of Anadarko Petroleum Company. Pursuant to the O&G Lease on March 10, 2011, the Company received an up-front payment of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its Sky Ranch property. The Company began recognizing the up-front payment from Anadarko as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. During the years ended August 31, 2012 and 2011, the Company recognized $423,000 and $199,000 respectively, of income related to the up-front payments received pursuant to the O&G Lease.

As of August 31, 2012, the Company has deferred recognition of $639,000 of income related to the O&G Lease, which will be recognized into income ratably through February 2014.

Share-based Compensation

The Company maintains a stock option plan for the benefit of its employees and directors. The Company records share-based compensation costs which are measured at the grant date based on the fair value of the award and are recognized as expense over the applicable vesting period of the stock award using the straight-line method. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options during the fiscal years ended August 31, 2012 and 2011 had no impact on the income tax provisions.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012, 2011 and 2010

The Company recognized $54,600, $94,600 and $87,600 of share-based compensation expenses during the fiscal years ended August 31, 2012, 2011 and 2010, respectively.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company does not have any significant unrecognized tax benefits as of August 31, 2012.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2009 through fiscal 2011. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At August 31, 2012, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the fiscal years ended August 31, 2012, 2011 or 2010.

Loss per Common Share

Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 215,100, 280,100 and 262,600 common share equivalents as of August 31, 2012, 2011 and 2010, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 (September 1, 2012 for the Company). The Company does not expect the adoption of ASU 2011-04 to have a material impact on its results of operations, financial condition, or cash flows.

NOTE 3 – FAIR VALUE MEASUREMENTS

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

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012, 2011 and 2010

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had none of these instruments at August 31, 2012 or 2011.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had one Level 2 asset at August 31, 2012 and 2011, its marketable securities. The Company’s principal markets for these securities are the secondary institutional markets and valuations are based on observable market data in those markets.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at August 31, 2012 and 2011, the Tap Participation Fee liability, which is described in greater detail in Note 2 – Summary of Significant Accounting Policies and Note 7 – Long-Term Debt And Operating Lease.

The Company maintains policies and procedures to value instruments using the best and most relevant data available.

The Company’s non-financial assets measured at fair value on a non-recurring basis consist entirely of its investments in water and water systems and other long-lived assets. See Note 4 for impairment of water rights and land with the associated water rights held for sale.

Level 2 Asset – Marketable Securities Measured on a Recurring Basis. The Company’s marketable securities are the Company’s only financial assets measured on a recurring basis. The fair values of the marketable securities are based on the values reported by the financial institutions where the funds are held. These securities include only federally insured certificates of deposit.

Level 3 Liability – Tap Participation Fee. The Company’s Tap Participation Fee liability is the Company’s only financial liability measured on a non-recurring basis. The Tap Participation Fee liability is valued by projecting new home development in the Company’s targeted service area over an estimated development period. Due to the long-term nature of the Tap Participation Fee, the valuation of the Tap Participation Fee is not sensitive to minor changes. See further description of the Tap Participation Fee in Note

7 – Long-Term Debt and Operating Lease.

The following table provides information on the assets and liabilities measured at fair value as of August 31, 2012:

			Fair Value Measurement Using:
			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Unrealized Gains and
	Fair Value	Cost / Other Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Marketable securities	$1,101,367	$1,101,367	$—	$1,101,367	$—	$(1,081)
Tap Participation Fee	$68,269,176	$68,269,176	$—	$—	$68,269,176	$—

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012, 2011 and 2010

Although not required, the Company deems the following table, which presents the changes in the Tap Participation Fee for the year ended August 31, 2012, to be helpful to the users of its financial statements:

	Fair Value Measurement using Significant Unobservable Inputs (Level 3)
	Gross Estimated Tap Participation Fee Liability	Tap Participation Fee Reported Liability	Discount - to be imputed as interest expense in future periods
Balance at August 31, 2011	$113,147,700	$64,988,300	$48,159,400
Total gains and losses (realized and unrealized):
Imputed interest recorded as “Other Expense”	—	3,470,500	(3,470,500)
Purchases, sales, issuances, payments, and settlements	(189,700)	(189,700)	—
Transfers in and/or out of Level 3	—	—	—

Balance at August 31, 2012	$112,958,000	$68,269,100	$44,688,900

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

Related Party Receivable – HP A&M: In conjunction with HP A&M defaulting on certain promissory notes, the Company has the right to collect from HP A&M any amounts the Company spends to cure the defaulted notes. Accordingly the Company has recorded the entire amount of the HP A&M notes as a receivable from HP A&M. Due to the fact that HP A&M is a related party the fair value of the accounts receivable is not practical to determine.

Notes Payable: Subsequent to fiscal 2012, the Company began acquiring the defaulted and non-defaulted promissory notes that are payable by HP A&M. The majority of the notes issued by the Company have a five-year term, bear interest at an annual rate of five percent (5%) and require semi-annual payments with a straight-line amortization schedule. The carrying value of the notes payable approximate the fair value as the rates are comparable to market rates.

Farm Accounts Receivable and Future Farm Income: The Company terminated the Property Management Agreement with HP A&M effective August 3, 2012, and all future farm income is now payable directly to the Company instead of HP A&M. On July 23, 2012, the Company notified all the farm lessees that all lease payments would be billed directly by and paid directly to the Company from the date of the notice forward. All other terms of the leases remained unchanged. Under the farm lease agreements, the farmers are billed twice a year in November and March. The unpaid balances from prior billings (performed by HP A&M) were recorded on the Company’s books as accounts receivable less an allowance for uncollectible accounts. The allowance was determined by the Company’s specific review of all past due accounts.

Off-Balance Sheet Instruments: The Company’s off-balance sheet instruments consist entirely of the contingent portion of the CAA. Because repayment of this portion of the CAA is contingent on the sale of Export Water, which is not reasonably estimable, the Company has determined that the contingent portion of the CAA does not have a determinable fair value. See further discussion in Note 5 – Participating Interests In Export Water.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012, 2011 and 2010

NOTE 4:     WATER ASSETS

The Company’s water and water systems consist of the following approximate costs and accumulated depreciation and depletion as of August 31:

	August 31, 2012		August 31, 2011
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Arkansas River Valley assets	$69,112,300	$(1,315,900)	$81,318,800	$(1,144,100)
Rangeview water supply	14,376,100	(7,100)	14,299,700	(6,600)
Paradise water supply	—		5,540,200	—
Sky Ranch water rights and other costs	3,924,100	(50,800)	3,915,200	(21,800)
Fairgrounds water and water system	2,899,900	(534,500)	2,899,900	(446,400)
Rangeview water system	167,700	(67,600)	167,700	(62,400)
Water supply – other	25,600	(19,400)	25,600	(13,700)

Totals	90,505,700	(1,995,300)	108,167,100	(1,695,000)

Net investments in water and water systems	$88,510,400		$106,472,100

Depletion and Depreciation

The Company recorded $500 of depletion charges during each of the three fiscal years ended August 31, 2012, 2011 and 2010, respectively. This related entirely to the Rangeview Water Supply (defined below). No depletion is taken against the Arkansas River water or Sky Ranch Water Supply (all are defined below) because the water located at these locations are not yet being utilized for their intended purpose as of August 31, 2012.

The Company recorded $309,200, $300,800 and $255,100 of depreciation expense in each of the fiscal years ended August 31, 2012, 2011 and 2010, respectively. These figures include depreciation for other equipment not included in the table above.

Arkansas River Assets

Arkansas River Water

The Company owns 60,000 acre feet of senior water rights in the Arkansas River and its tributaries in Southeastern Colorado. The Company anticipates that of this, 40,000 acre feet may be available for non-agricultural uses along the front range of Colorado sometime in the future. The Company acquired its Arkansas River assets from HP A&M pursuant to the Arkansas River Agreement entered into on May 10, 2006.

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

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012, 2011 and 2010

(iv)	applicants would likely have re-vegetation requirements to restore irrigated soils to non-irrigated, and

(v)	applicants would be required to meet water quality measures which would be included in the cost of transferring the water rights.

The value of the assets was recorded based on the determined fair value of the consideration paid at the acquisition date, because the value of the consideration was deemed a more reliable criterion of value than the value of the acquired assets. The consideration paid was comprised of equity (3.0 million shares of the Company’s common stock) and the Tap Participation Fee. Because the estimated value of the consideration paid was less than the total estimated fair value of the assets acquired by the Company, the relative values assigned to the assets were ratably reduced. For a discussion of promissory notes owed by HP A&M to third parties which are secured by the Company’s Arkansas River water rights, see “Arkansas River Land” section below, Note 7 – Long Term Debt and Operating Lease, and Note 15 – Subsequent Events.

Fort Lyon Canal Company (“FLCC”) Shares

The Arkansas River water rights are represented by over 21,800 shares of the FLCC, which is a non-profit mutual ditch company established in the late 1800’s that operates and maintains the 110 mile Fort Lyon Canal between La Junta, Colorado and Lamar, Colorado. The shares in the FLCC represent the amount of water the Company owns in the Fort Lyon Canal.

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

Arkansas River Land

The Company owns 16,000 acres of real property which is being used for agricultural purposes and was acquired from HP A&M in 2006 in connection with the water acquisition described above. The land is located in the counties of Bent, Otero and Prowers in southern Colorado. The Company also owns certain contract rights, tangible personal property, mineral rights, and other water interests related to the Arkansas River water and land.

The land owned by the Company is divided into 80 separate properties, each of which is being leased to area farmers. Most of the operating leases expire on December 31, 2014, while the remaining leases have a variety of expiration dates. Pursuant to a property management agreement between HP A&M and the Company (the “Property Management Agreement”), HP A&M had the right to pursue leasing of the land and Arkansas River water to interested parties and all lease income associated with leasing the land and Arkansas River water, together with all costs associated with these activities, were the sole opportunity and obligation of HP A&M. The Property Management Agreement’s initial term expired on August 31, 2011 and beginning September 1, 2011, the Property Management Agreement entered into the “Extended Term” which could extend the Property Management Agreement until September 2014 at the latest. During the Extended Term, HP A&M was to continue to manage the leases and receive all lease payments from the lessees as a management fee. Beginning September 1, 2011, until the Property Management Agreement was terminated the Company allocated 26.9% (calculated pursuant to the Property Management Agreement based on consideration paid to HP A&M since the signing of the Arkansas River Agreement) of the net revenues paid to HP A&M (which is the lease payments HP A&M retains less expenses for employees, reasonable overhead and actual expenses paid to manage the farm leases) against the Tap Participation Fee liability. Because the Company did not have the risk of loss associated with the leases (HP A&M’s management fee was equal to all lease income and contractually HP A&M had the risk of loss on the leases), the lease income and management fees are reflected on a net basis throughout the initial and Extended Terms of the Property Management Agreement until termination on August 3, 2012.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012, 2011 and 2010

The Property Management Agreement was terminated on August 3, 2012 due to defaults by HP A&M on certain promissory notes secured by deeds of trust on the Company’s land and water. On July 23, 2012, the Company notified all the farm lessees that HP A&M had notified the Company that HP A&M intended to default on its obligations under the promissory notes issued by HP A&M to purchase farms and water rights in the Fort Lyon Canal system. The lessees were informed that all lease payments would be billed directly by and paid directly to the Company from the date of the notice forward. All other terms of the leases remained unchanged. Under the farm lease agreements, the farmers are billed twice a year in November and March. During fiscal 2012, the Company received lease income from farm leases of approximately $71,100. The allocation of 26.9% of the net revenues against the Tap Participation Fee, the termination of the Property Management and the defaults by HP A&M are described in greater detail in Note 7 – Long-Term Debt and Operating Lease.

On February 10, 2010, the Company sold four acres of its Arkansas River Valley land for $10,000 in cash. The land had an allocated carrying value of $600, which resulted in a gain of $9,400 being recorded during 2010. The Company maintained all water rights associated with the acreage that was sold.

Land and Water Shares Held for Sale

Prior to fiscal year end 2012, management decided to sell certain farms in order to have the cash flow sufficient to acquire the notes defaulted upon by HP A&M and to meet the future obligations on the promissory notes the Company intends to issue as consideration to purchase the notes owed by HP A&M. Management is anticipating selling approximately 1,486 acres of land along with 3,377 FLCC shares associated with this land. The net book value of the assets held for sale is $12.2 million. The negotiated sale price for these assets is $5.7 million resulting in a loss of $6.5 million.

Rangeview Water Supply and Water System

The “Rangeview Water Supply” consists of 28,350 acre feet and is a combination of tributary surface water and groundwater rights along with certain storage rights associated with the Lowry Range, a 27,000-acre property owned by the Land Board located 16 miles southeast of Denver, Colorado. The $14.4 million on the Company’s balance sheet as of August 31, 2012, represents the costs of assets acquired or facilities constructed to extend water service to customers located on and off the Lowry Range. The recorded costs of the Rangeview Water Supply include payments to the sellers of the Rangeview Water Supply, design and construction costs and certain direct costs related to improvements to the asset including legal and engineering fees.

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

AUGUST 31, 2012, 2011 and 2010

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

Sky Ranch

Effective July 30, 2010, the Company entered into a Loan Sale and Assignment Agreement (the “Loan Sale Agreement”) with the Bank of America, N.A. (“BofA”), to acquire from BofA loan instruments secured by 931 acres of undeveloped land known as Sky Ranch. The Company acquired the promissory note payable by Sky Ranch, LLC (a wholly owned subsidiary of Neumann Homes, Inc.), and the deed of trust granted by Sky Ranch, LLC, to secure the promissory note from the BofA for cash payments totaling $7.0 million. Concurrent with the signing of the Loan Sale Agreement, during fiscal 2010, the Company made an escrow payment totaling $700,000 to BofA. The balance of the acquisition price, or $6.3 million, was paid to BofA in connection with the closing, which was on October 18, 2010. The property includes 820 acre feet of water, of which the Company already owned 89 acre feet purchased pursuant to the agreements entered into with the former developer, which was acquired for $100,000 prior to fiscal 2011. On October 26, 2010, the United States Bankruptcy Court, Northern District of Illinois, entered an order granting the Company’s motion requesting that title to the Sky Ranch property be deeded to the Company free and clear of all bankruptcy claims. Pursuant to the order, the Company owns the Sky Ranch property effective as of November 2, 2010.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012, 2011 and 2010

Total consideration for the land and water included the $7.0 million purchase price, plus direct costs and fees of $554,100. The Company allocated the total acquisition cost to the land and water rights based on estimates of each asset’s respective fair value, as described in the table below. Because the total acquisition cost was less than the total estimated fair value of the assets acquired by the Company, the relative values assigned to the land and water have been ratably reduced (allocated values are detailed in the table below). The estimated fair value of the land and water rights were determined by internal analysis of estimated future cash flows from land and water rights sales and supplemented with an external appraisal of the land acquired. See further discussion regarding the exclusivity of the water rights in Note 12 – Litigation Loss Contingencies.

The following table presents the allocation of the acquisition costs (and the relative fair values of each asset), including professional fees and other costs related to the acquisition, to the land and water based on their relative fair values:

Asset	Estimated Fair Value	% of Total Fair Value	Allocable Acquisition Costs	Fair Value Allocation	Costs Specific to Land [1]	Total Values Assigned to Identifiable Assets
Land	$10,637,900	48.13%	$7,187,900	$3,459,800	$279,100	$3,738,900
Water [2]	11,462,700	51.87%	7,187,900	3,728,100	—	3,728,100

	$22,100,600	100%		$7,187,900	$279,100	$7,467,000
Costs of acquisition [3]						87,100

Total capitalized costs related to Sky Ranch						$7,554,100

Table Notes

1.	Includes $71,000 of property taxes.

2.	The water rights value does not include the $100,000 of costs already capitalized on the Company’s balance sheet related to the 89 acre feet of water acquired from the prior owner of the land and not pursuant to the Loan Sale Agreement.

3.	The amounts recorded as costs of acquisition consist of professional fees and other related costs.

The assets acquired by the Company are being depreciated consistent with the Company’s depreciation policies.

The funding for this acquisition was completed in September 2010, when the Company entered into the $5.2 million Convertible Negotiable Promissory Note (the “Convertible Note – Related Party”) with PAR Investment Partners, L.P. (“PAR”), a greater than 5% shareholder of the Company, and sold 1.8 million shares of its common stock for $5.5 million. Both financing transactions are described below, including the conversion of the Convertible Note – Related Party on January 11, 2011. Of the combined $10.7 million raised by the Company, $6.3 million was used to complete the Loan Sale Agreement with BofA and the remaining funds, $4.4 million, are being used for working capital and other general corporate purposes.

Issuance and Conversion of the Convertible Note – Related Party

The Company issued the $5.2 million Convertible Note – Related Party to PAR on September 28, 2010. The Company’s shareholders authorized conversion of the Convertible Note – Related Party at the January 11, 2011 annual shareholders’ meeting. Following the meeting, PAR surrendered the Convertible Note – Related Party for conversion, and the Company issued 1,982,099 unregistered shares of its common stock to PAR. From issuance until conversion, the Convertible Note – Related Party accrued interest at a rate of 10% per annum. During the fiscal year ended August 31, 2011, the Company accrued $151,700 of interest on the Convertible Note – Related Party. The number of shares issued was based on the outstanding balance of $5.35 million (principal and accrued interest) divided by a conversion rate of $2.70. Since the Convertible Note – Related Party included a conversion feature that was a standard conversion feature not subject to change, the Company determined this was not an embedded derivative. Additionally, at the date of issuance, the market price of the Company’s common stock was less than the conversion price; therefore, the Company determined that the instrument did not contain a beneficial conversion feature. In conjunction with the Convertible Note – Related Party, the Company granted PAR one demand right and piggyback rights to register the shares of common stock issuable upon conversion of the Convertible Note – Related Party.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012, 2011 and 2010

Sale of common stock pursuant to the shelf registration statement

On September 29, 2010, the Company sold 1,848,931 shares of its common stock for $5.5 million or $3.00 per share. These shares were sold pursuant to a $10.0 million shelf registration statement (Registration Number 333-168160) filed with the SEC, which became effective on July 28, 2010. The Company may issue up to an additional $4.45 million of its common stock pursuant to this shelf registration statement. 930,600 shares of common stock sold in this offering were sold at PAR for $2.8 million or $3.00 per share.

O&G Lease

On March 10, 2011, the Company entered into the O&G Lease and the Surface Use Agreement with Anadarko. Pursuant to the O&G Lease, the Company received an up-front payment of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate owned by the Company at its Sky Ranch property. The Company also received $9,000 in surface use and damage payments.

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

Every six years the Paradise Water Supply is subject to a finding of reasonable diligence review by the water court and the State Engineer. For a favorable finding, the Company must demonstrate that it is diligently pursuing the development of the water rights. If the Company does not receive a favorable finding of reasonable diligence, it will lose its right to the Paradise Water Supply. The most recent diligence review was started in our fiscal 2005 and was completed in 2008, but not without objectors and not without the Company having to agree to certain stipulations to remove the objections. In order to continue to maintain the Paradise water right, by 2014 the Company must (i) select an alternative reservoir site; (ii) file an application in water court to change the place of storage; (iii) identify specific end users and places of use for the water; and (iv) identify specific source(s) of the water rights for use. Management does not intend to spend the resources needed to find an alternative reservoir site without a specific use for the water. The Company has been unable to find potential customers for this water and cannot be certain that a customer will commit to use the water within the next two years. Since the Company does not have a customer that will commit to use the water and the Company will not commit the resources necessary to move the reservoir site in the absence of a customer, the Company expects to lose these conditional water rights. Accordingly during the fourth quarter of fiscal 2012, the Company has determined the Paradise Water Supply is fully impaired and an impairment charge of $5.5 million was recorded.

NOTE 5: PARTICIPATING INTERESTS IN EXPORT WATER

The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990’s. The acquisition was consummated with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of $11.1 million, which represents the cash the Company received and used to purchase its Export Water. In return, the Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability was not reflected on the Company’s balance sheet because the obligation to pay this is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable. See further discussion regarding the Export Water in Note 4 – Water Assets.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012, 2011 and 2010

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

In fiscal years 2007 and 2008, in order to reduce the long term impact of the CAA, the Company repurchased various portions of the CAA obligations in priority. The Company did not make any CAA acquisitions during the fiscal years ended August 31, 2012, 2011 and 2010. As a result of the acquisitions, and due to the sale of Export Water, as detailed in the table below, the remaining potential third party obligation as of August 31, 2012 is $3.5 million.

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third party Obligation	Paticipating Interests Liability	Contingency
Original balances	$—	$218,500	$31,807,732	$11,090,630	$20,717,102
Activity from inception until August 31, 2011:
Acquisitions	—	28,077,500	(28,077,500)	(9,789,983)	(18,287,517)
Option payments—Sky Ranch and The Hills at Sky Ranch	110,400	(42,280)	(68,120)	(23,754)	(44,366)
Arapahoe County tap fees *	532,968	(373,078)	(159,890)	(55,754)	(104,136)
Export Water sale payments	85,123	(59,585)	(25,538)	(8,907)	(16,631)

Balance at August 31, 2011	728,491	27,821,057	3,476,684	1,212,232	2,264,452
Fiscal 2012 activity:
Export Water sale payments	26,163	(18,314)	(7,849)	(3,304)	(4,545)

Balance at August 31, 2012	$754,654	$27,802,743	$3,468,835	$1,208,928	$2,259,907

*	The Arapahoe County tap fees are less $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first three payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive $5.1 million of the first priority payout. The remaining entire first priority payout totals $7.3 million as of August 31, 2012.

NOTE 6:     ACCRUED LIABILITIES

At August 31, 2012, the Company had accrued liabilities of $172,600, of which $60,500 was for estimated property taxes on the Sky Ranch property, $56,800 was for professional fees, $33,500 for prepaid farm lease payments and the remaining $21,800 was related to operating payables.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012, 2011 and 2010

At August 31, 2011, the Company had accrued liabilities of $118,600, of which $62,400 was for estimated property taxes on the Sky Ranch property, $49,500 was for professional fees, and the remaining $6,700 was related to operating payables.

NOTE 7:     LONG-TERM DEBT AND OPERATING LEASE

As of August 31, 2012, the Company has no debt with contractual maturity dates.

The Participating Interest in Export Water supply and the Tap Participation Fee payable to HP A&M are obligations of the Company that have no scheduled maturity dates. Therefore, these liabilities are not disclosed in tabular format. However, the Participating Interest in Export Water supply is described in Note 5 – Participating Interest in Export Water and the Tap Participation Fee is described below in section “Tap Participation Fee Payable to HP A&M”.

Tap Participation Fee Payable to HP A&M

The Company’s Tap Participation Fee liability represents the estimated discounted fair value of the Company’s obligation to pay HP A&M twenty percent (20%) of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 19,427 water taps sold by the Company. This was initially an obligation to pay ten percent (10%) from the sale of 40,000 water taps sold after the date of the Arkansas River Agreement. The 40,000 water taps were reduced to 19,427 as a result of (i) sales of Arkansas River land in 2006 and 2009, (ii) the sale of unutilized water rights owned by the Company in the Arkansas River Valley in 2007, (iii) the election made by HP A&M effective September 1, 2011 pursuant to the terms of the Arkansas River Agreement to increase the Tap Participation Fee percentage from ten percent (10%) to twenty percent (20%) and take a corresponding fifty percent (50%) reduction in the number of taps subject to the Tap Participation Fee, and (iv) the allocation of 26.9% of net revenues received by HP A&M from management of the farm leasing operations as described below.

At the acquisition date, the Company valued the Tap Participation Fee at $45.6 million using a discounted cash flow analysis of the projected future payments to HP A&M. The $68.3 million balance at August 31, 2012, includes $22.7 million of imputed interest, recorded using the effective interest method. The value of the Tap Participation Fee is estimated by projecting new home development in the Company’s targeted service area over an estimated development period. Projecting new home development in the Company’s targeted service area involved the utilization of third party historical and projected housing and population growth data for the Denver, Colorado metropolitan area, which was applied to an estimated development pattern, supported by historical development patterns of certain master planned communities in the Denver, Colorado metropolitan area. This estimated development pattern was then applied to projected future water tap fees, which were estimated using historical water tap fees. The Company updated its estimated discounted cash flow analysis as of September 1, 2011. The Company completed an update to its analysis of the fair value of the Tap Participation Fee as of August 31, 2012, at which time it determined that changes in the projected estimated discounted cash flows did not materially impact the Tap Participation Fee liability as of August 31, 2012, or the amount recorded as imputed interest during the year ended August 31, 2012. Based on a lack of material changes, no change in valuation was deemed necessary at August 31, 2012.

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

AUGUST 31, 2012, 2011 and 2010

Payment of the Tap Participation Fee may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.

The Tap Participation Fee is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the fiscal years ended August 31, 2012 or 2011. However, beginning September 1, 2011, until the Property Management Agreement was terminated on August 3, 2012, the Company allocated 26.9% (calculated pursuant to the Property Management Agreement based on consideration paid to HP A&M since the signing of the Arkansas River Agreement) of the net revenues paid to HP A&M (which is equal to the lease payments HP A&M retains less expenses for employees, reasonable overhead and actual expenses paid to manage the farm leases) against the Tap Participation Fee liability. Because the Company did not have the risk of loss associated with the leases (HP A&M’s management fee was equal to all lease income and contractually HP A&M had the risk of loss on the leases), the lease income and management fees have been reflected on a net revenue basis throughout the initial and Extended Terms of the Property Management Agreement. This allocation is 26.9% of the net revenues against the Tap Participation Fee reduced the taps subject to the Tap Participation Fee to 19,427 as of August 31, 2012. Because HP A&M defaulted on certain obligations under the Arkansas River Agreement, the Company terminated the Property Management Agreement effective as of August 3, 2012. Accordingly, the allocation of the 26.9% of the net revenues as a reduction of the Tap Participation Fee will no longer be applicable in fiscal 2013.

Promissory Notes Payable by HP A&M in default

60 of the 80 properties the Company acquired from HP A&M are subject to outstanding promissory notes payable to third parties with principal and accrued interest totaling $9.6 million and $10.0 million at August 31, 2012 and 2011, respectively. These promissory notes are secured by deeds of trust on the Company’s properties and water rights, as well as mineral interests, up to 25% of which are owned by the Company and up to 75% of which are currently owned by HP A&M. The Company did not assume any of these promissory notes and is not legally responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, at the Company’s sole discretion, the Company may make payments on any or all of the notes and cure any or all of the defaults. If the Company does not cure the defaults, it will lose the properties and water rights securing the defaulted notes.

As of fiscal year end 2012 and since that date, HP A&M has defaulted on over 50% of the notes and informed the Company that it does not intend to pay any of the remaining notes. HP A&M owes approximately $9.6 million of principal and accrued interest secured by approximately 14,000 acres of farm land and 16,882 FLCC shares representing water rights owned by the Company.

On July 2, 2012, the Company formally notified HP A&M that its failure to pay the promissory notes constituted an Event of Default under the Seller Pledge Agreement (as defined below) and a default of a material covenant under the Arkansas River Agreement and that unless such defaults were cured within thirty days, the Property Management Agreement would be terminated and the Company would proceed to exercise certain rights and remedies under the Arkansas River Agreement, the Seller Pledge Agreement, and the Property Management Agreement to protect its assets. The Company’s remedies at law and under the Arkansas River Agreement and related agreements include, but are not limited to, the right to (i) foreclose on 1,500,000 shares of Pure Cycle common stock issued to HP A&M and the proceeds therefrom (the “Pledged Shares”) which were pledged by HP A&M pursuant to a pledge agreement (the “Seller’s Pledge Agreement”) to secure the payment and performance by HP A&M of the promissory notes described above; (ii) reduce the Tap Participation Fee; (iii) terminate the Property Management Agreement; and (iv) recover damages caused by the defaults, including certain costs and attorneys’ fees.

On August 3, 2012, the Company formally terminated the Property Management Agreement. Additionally, subsequent to fiscal 2012 year end, the Pledged Shares were sold at auction in a foreclosure sale for $2.35 per share, yielding approximately $3.5 million to the Company.

Subsequent to fiscal year end 2012, the Company began acquiring the defaulted and non-defaulted notes that are payable by HP A&M. See Note 15 – Subsequent Events below for details regarding these note acquisitions.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012, 2011 and 2010

Future Maturities

Mortgage notes held and defaulted on by HP A&M	$5,093,400
Mortgage notes, interest at 5%, due various dates in 2017	4,456,900

Total	9,550,300
Less: current portion	(5,340,900)

Total long-term mortgage payable	$4,209,400

Future Maturities
2013	$5,340,900
2014	1,064,500
2015	1,064,500
2016	1,064,500
2017	1,015,900

Total	$9,550,300

Operating Lease

Effective December 29, 2010, the Company entered into an operating lease for 1,200 square feet of office space. The lease has a three year term with payments of $1,500 per month.

NOTE 8:     SHAREHOLDERS’ EQUITY

Sale of common stock and issuance of common stock upon conversion of Convertible Note – Related Party

See Note 4 above regarding the issuance of the common stock and the issuance of stock upon conversion of the Convertible Note – Related Party, both done in connection with the Sky Ranch acquisition.

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

Equity Compensation Plan

The Company maintains the 2004 Incentive Plan (the “Equity Plan”), which was approved by shareholders in April 2004. Executives, eligible employees and non-employee directors are eligible to receive options and restricted stock grants pursuant to the Equity Plan. Under the Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices and vesting periods determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. At August 31, 2012, the Company had 1,350,811 shares that can be granted to eligible participants pursuant to the Equity Plan.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012, 2011 and 2010

The Company estimates the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”). Using the Black-Scholes model, the value of the portion of the award that is ultimately expected to vest is recognized as a period expense over the requisite service period in the statement of operations. Option forfeitures are to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company does not expect any forfeiture of its option grants and therefore the compensation expense has not been reduced for estimated forfeitures. During fiscal year 2012, 29,500 options were forfeited by option holders and an additional 48,000 options expired. No options were forfeited during the two fiscal years ended August 31, 2011 and 2010. The Company attributes the value of share-based compensation to expense using the straight-line single option method for all options granted.

The Company’s determination of the estimated fair value of share-based payment awards on the date of grant is affected by the following variables and assumptions:

•	The grant date exercise price – is the closing market price of the Company’s common stock on the date of grant;

•	Estimated option lives – based on historical experience with existing option holders;

•	Estimated dividend rates – based on historical and anticipated dividends over the life of the option;

•	Life of the option –based on historical experience option grants have lives between 8 and 10 years;

•	Risk-free interest rates – with maturities that approximate the expected life of the options granted;

•

Calculated stock price volatility – calculated over the expected life of the options granted, which is calculated based on the weekly closing price of the Company’s common stock over a period equal to the expected life of the option; and

•	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

In January 2012, the Company granted its non-employee directors options to purchase a combined 12,500 shares of the Company’s common stock pursuant to the Equity Plan. The options vest one year from the date of grant and expire ten years from the date of grant. The Company calculated the fair value of these options at $15,400 using the Black-Scholes model with the following variables: weighted average exercise price of $1.85 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of ten years; estimated dividend rate of 0%; weighted average risk-free interest rate of 1.87%; weighted average stock price volatility 73.2%; and an estimated forfeiture rate of 0%. The $15,400 of stock-based compensation is being expensed monthly over the vesting periods.

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

No options were exercised during the fiscal years ended August 31, 2012 or 2011.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012, 2011 and 2010

The following table summarizes the stock option activity for the Equity Plan for the fiscal year ended August 31, 2012:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Oustanding at beginning of period	280,000	$6.10
Granted	12,500	$1.85
Exercised	—	$—
Forfeited or expired	(77,500)	$6.03

Outstanding at August 31, 2012	215,000	$5.88	$4.98	*

Options exercisable at August 31, 2012	192,500	$6.12	$4.59	*

*	Intrinisic value less than $0

The following table summarizes the activity and value of non-vested options as of and for the fiscal year ended August 31, 2012:

	Number of Options	Weighted- Average Grant Date Fair Value
Non-vested options oustanding at beginning of period	49,500	$2.86
Granted	12,500	1.23
Vested	(22,500)	3.11
Forfeited	(17,000)	2.83

Non-vested options outstanding at August 31, 2012	22,500	$1.72

All non-vested options are expected to vest. The total fair value of options vested during the fiscal years ended August 31, 2012, 2011 and 2010 was $66,000, $74,700 and $79,700, respectively. The weighted average grant date fair value of options granted during the fiscal years ended August 31, 2012, 2011 and 2010 was $1.23, $3.11 and $2.49, respectively.

Share-based compensation expense for the fiscal years ended August 31, 2012, 2011 and 2010, was $54,600, $94,600 and $87,600, respectively.

At August 31, 2012, the Company had unrecognized expenses relating to non-vested options that are expected to vest totaling $13,200. The weighted-average period over which these options are expected to vest is less than two years. The Company has not recorded any excess tax benefits to additional paid in capital.

Warrants

As of August 31, 2012, the Company had outstanding warrants to purchase 92 shares of common stock at an exercise price of $1.80 per share. These warrants expire six months from the earlier of:

(i)	The date all of the Export Water is sold or otherwise disposed of,

(ii)	The date the CAA is terminated with respect to the original holder of the warrant, or

(iii)	The date on which the Company makes the final payment pursuant to Section 2.1(r) of the CAA.

No warrants were exercised during fiscal 2012, 2011 or 2010.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012, 2011 and 2010

Pledged Common Stock Owned by HP A&M

Pursuant to the Arkansas River Agreement, HP A&M pledged, transferred, assigned and granted to the Company a security interest in and to the Pledged Shares, consisting of 1,500,000 shares of Pure Cycle common stock and the proceeds there from. Due to the HP A&M default, subsequent to fiscal 2012 the Pledged Shares were sold pursuant to a foreclosure sale for $3.5 million or $2.35 per share. See Note 15 – Subsequent Events below.

Registration Rights Agreement

Pursuant to the Arkansas River Agreement the Company granted HP A&M one demand right to request the registration of 750,000 shares of Pure Cycle common stock and piggyback rights, which were exercised in 2007, to register an additional 750,000 shares of Pure Cycle common stock. The demand rights expired August 31, 2011.

NOTE 9: SIGNIFICANT CUSTOMER

The Company sells wholesale water and wastewater services to the District pursuant to the Rangeview Water Agreements. Sales to the District accounted for 86%, 91%, and 94% of the Company’s total revenues for the years ended August 31, 2012, 2011 and 2010, respectively. The District had one significant customer, the Ridgeview Youth Services Center. Pursuant to the Rangeview Water Agreements the Company is providing water and wastewater services to this customer on behalf of the District. The District’s significant customer accounted for 53%, 60% and 64% of the Company’s total revenues for the years ended August 31, 2012, 2011 and 2010, respectively.

The Company had accounts receivable from the District which accounted for 16% and 87% of the Company’s trade receivables balances at August 31, 2011 and 2010, respectively. Accounts receivable from the District’s largest customer accounted for 13% and 74% of the Company’s trade receivables as of August 31, 2012 and 2011, respectively.

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

	For the Fiscal Years Ended August 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$5,948,300	$5,259,200
Imputed interest on Tap Participation Fee	8,852,500	7,558,000
Deferred revenue	560,700	702,000
Impairment charges	2,408,800	—
Depreciation and depletion	2,425,700	301,600
Other	45,000	38,900
Valuation allowance	(20,241,000)	(13,859,700)

Net deferred tax asset	$—	$—

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

Income taxes computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following for the fiscal years ended August 31:

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012, 2011 and 2010

	For the Fiscal Years Ended August 31,
	2012	2011	2010
Expected benefit from federal taxes at statutory rate of 34%	$(5,922,300)	$(2,045,500)	$(1,833,000)
State taxes, net of federal benefit	(574,800)	(198,500)	(177,900)
Expiration of net operating losses	90,000	121,000	147,900
Permanent and other differences	25,800	37,800	(27,100)
Change in valuation allowance	6,381,300	2,085,200	1,890,100

Total income tax expense / benefit	$—	$—	$—

At August 31, 2012, the Company has $16 million of net operating loss carryforwards available for income tax purposes, which expire between fiscal 2013 and 2032. Utilization of these net operating loss carryforwards may be subject to substantial annual ownership change limitations provided by the Internal Revenue Code. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Net operating loss carryforwards of $241,200, $324,500 and $396,500 expired during the fiscal years ended August 31, 2012, 2011 and 2010, respectively.

NOTE 11: 401(k) PLAN

Effective July 25, 2006, the Company adopted the Pure Cycle Corporation 401(k) Profit Sharing Plan (the “Plan”), a defined contribution retirement plan for the benefit of its employees. The Plan is currently a salary deferral only plan, and at this time the Company does not match employee contributions. The Company pays the annual administrative fees of the Plan, and the Plan participants pay the investment fees. The Plan is open to all employees, age 21 or older, who have been employees of the Company for at least six months. During the fiscal years ended August 31, 2012, 2011 and 2010, the Company paid fees of $3,400, $2,600 and $2,400, respectively, for the administration of the Plan.

NOTE 12: LITIGATION LOSS CONTINGENCIES

The Company is involved in various claims, litigation and other legal proceedings that arise in the ordinary course of its business. In accordance with ASC 450, Contingencies, an accrual is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company makes such estimates based on information known about the claims, and experience in contesting, litigating and settling similar claims. Disclosures are also provided for reasonably possible losses that could have a material effect on the Company’s financial position, results of operations or cash flows.

Because each of the lawsuits below involves complex legal issues and uncertainties and are in the early stages, the Company has recorded no accrual for loss related to the lawsuit and is unable to estimate a reasonably possible loss or range of loss.

As discussed in a Form 8-K filed on December 19, 2011, on that date the Company and the District filed a lawsuit against the State of Colorado by and through the Land Board. The complaint was filed with the District Court, City and County of Denver, State of Colorado. The Company and the District are claiming that the Land Board breached, and will breach, agreements entered into by the Land Board with the Company and the District in connection with a 1996 settlement agreement. Those agreements include (i) the Amended and Restated Water Lease, dated as of April 4, 1996, between the Land Board and the District and (ii) the Service Agreement of the same date between the Company and the District. As initially reported in a Current Report on Form 8-K filed on November 29, 2011, the Land Board issued a Request for Proposal that included a draft lease agreement related to oil and gas rights at the Land Board’s Lowry Range. The Company believes the draft lease agreement did not adequately address or protect the Company’s exclusive right to provide water to the Lowry Range. The Land Board subsequently entered into an oil and gas lease for the Lowry Range, which, like the draft lease, does not protect the Company’s exclusive rights. As a result of this breach, the Company and the District are claiming damages which will be proven at trial.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012, 2011 and 2010

As disclosed in two Form 8-K’s, one filed on February 16, 2012 and one filed on February 29, 2012, HP A&M initiated a lawsuit against the Company in District Court, City and County of Denver, State of Colorado on February 27, 2012 alleging breaches of representations made in connection with the Arkansas River Agreement. The HP A&M claims relate to the issues currently being litigated between the Company and the Land Board regarding the Company’s exclusive right to provide water service to the Land Board’s Lowry Range property. The Company believes the allegations are without merit, and intends to vigorously defend against them.

NOTE 13: SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

	For the Fiscal Years Ended August 31,
	2012	2011	2010
Mortgage payable and related party receivable recorded upon HP A&M default	9,550,200
Farm revenue allocated against the Tap Participation Fee liability and additional paid in capital thru August 3, 2012	189,700
Issuance of shares of restricted common stock upon conversion of the Convertible Note - Related Party		5,351,700.00	—

	$9,739,900.0	$5,351,700.0	$—

NOTE 14: RELATED PARTY TRANSACTIONS

On December 16, 2009, the Company entered into a Participation Agreement with the District, whereby the Company agreed to provide funding to the District in connection with the District joining the South Metro Water Supply Authority (“SMWSA”). During the year ended August 31, 2012, the Company provided funding of $115,500. During the year ended August 31, 2011, the Company provided funding of $25,000. The $115,500 and $25,000 of funding were expensed in the general and administrative expenses lines in the accompanying statements of operations for the years ended August 31, 2012, and 2011, respectively.

The Company incurred an expense related to HP A&M in the amount of $8,100, $7,100, and $16,700 during the fiscal years ended August 31, 2012, 2011 and 2010, respectively. This is predominately due to the Company paying 50% of the salary and expenses for work performed by an HP A&M employee on behalf of the Company related to operations of the agricultural property owned by the Company in the Arkansas River Valley. The amount paid to HP A&M in fiscal 2012 versus fiscal 2011 decreased $7,000 and the amount paid to HP A&M in fiscal 2011 versus fiscal 2010 decreased $9,600, due mainly to the HP A&M employee becoming an employee of the Company on January 1, 2010, and on that date HP A&M began reimbursing the Company for half of said employee’s salary and expenses. Effective as of the first quarter 2013, HP A&M will no longer be considered a related party due to the foreclosure sale of the Pledged Shares. See additional information regarding the HP A&M default and sale of the Pledged Shares in Note 15 – Subsequent Events.

In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at August 31, 2012) and matures on December 31, 2012. The $543,900 balance of the note receivable at August 31, 2012 includes borrowings of $229,300 and accrued interest of $314,600. The $531,900 balance of the note receivable at August 31, 2011 includes borrowings of $229,300 and accrued interest of $302,600. The Company extended the due date to December 31, 2013, and accordingly the note has been classified as non-current.

NOTE 15: SUBSEQUENT EVENTS

As described in Note 7 – Long Term Debt and Operating Lease, HP A&M began defaulting on promissory notes secured by deeds of trust on the Company’s Arkansas River properties and water rights in June 2012. On July 2, 2012, the Company formally notified HP A&M that its failure to pay the promissory notes constituted an Event of Default under the Seller Pledge Agreement and a default of a material covenant under the Arkansas River Agreement. On August 3, 2012, the Company formally terminated the Property Management Agreement. The consequences of such termination are described in more detail below.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012, 2011 and 2010

As of the date of this filing, HP A&M has defaulted on over 50% of the notes and informed the Company that it does not intend to pay any of the remaining notes. HP A&M currently owes approximately $9.6 million of principal and accrued interest on notes secured by approximately 14,000 acres of farm land and 16,882 FLCC shares representing water rights owned by the Company.

Foreclosure Sale of Common Stock Pledged by HP A&M

Due to the default by HP A&M in fiscal 2012 on the promissory notes secured by the Company’s Arkansas River properties, the Company foreclosed on the Pledged Shares. The Pledged Shares were sold at an auction open only to pre-qualified accredited investors for $3.5 million, or $2.35 per share, on September 27, 2012.

After the sale of the HP A&M Pledged Shares, HP A&M is no longer considered to be a related party of the Company. Subsequent to the sale of the Pledged Shares, HP A&M owns 1.5 million shares of the Company’s common stock which is approximately 6%. This 6% ownership level falls short of the 10% criteria to continue to be considered a related party of the Company.

Refinancing of HP A&M Mortgages

Subsequent to fiscal 2012, the Company began acquiring the defaulted and non-defaulted promissory notes that are payable by HP A&M. As of the filing date, the Company has successfully acquired $5.1 million of the notes payable by HP A&M in exchange for a combination of cash and secured notes. The majority of the notes issued by the Company have a five-year term, bear interest at an annual rate of five percent (5%) and require Semi-annual payments with a straight-line amortization schedule. The notes purchased by the Company continue to be due and payable by HP A&M to the Company as the new note holder.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreement with accountants on accounting and financial disclosures.

Item 9A – Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of August 31, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we determined that, as of August 31, 2012, our internal control over financial reporting was effective based on those criteria.

(c) Changes in Internal Controls

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – Other Information

None

PART III

Information concerning Items 10 through Items 14 will be contained in, and is incorporated herein by reference to, our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act for the 2013 Annual Meeting of Shareholders, which is expected to be filed on or about December 6, 2012.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)	Financial Statements

1.	See “Index to Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedules: None

3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K

Index to Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation of Pure Cycle Corporation. Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed December 14, 2007.

3.2	Bylaws of Pure Cycle Corporation. Incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed December 14, 2007.

4.1	Specimen Stock Certificate. Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010.

10.1	2004 Equity Incentive Plan, Incorporated by reference to Exhibit F to the Proxy Statement for the Annual Meeting held April 12, 2004. **

10.2	Service Agreement, dated April 11, 1996, by and between Pure Cycle Corporation and the Rangeview Metropolitan District. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-QSB for the period ended May 31, 1996.

10.3	Wastewater Service Agreement, dated January 22, 1997, by and between Pure Cycle Corporation and the Rangeview Metropolitan District. Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998.

10.4	Comprehensive Amendment Agreement No. 1, dated April 11, 1996, by and among ISC, the Company, the Bondholders, Gregory M. Morey, Newell Augur, Jr., Bill Peterson, Stuart Sundlun, Alan C. Stormo, Beverlee A. Beardslee, Bradley Kent Beardslee, Robert Douglas Beardslee, Asra Corporation, International Properties, Inc., and the Land Board. Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-QSB for the period ended May 31, 1996.

10.5	Agreement for Sale of Export Water dated April 11, 1996 by and among the Company and the District. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 1996.

10.6	Water Service Agreement for the Sky Ranch PUD dated October 31, 2003 by and between Airpark Metropolitan District, Icon Investors I, LLC, the Company and the District. Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form SB-2, filed April 19, 2004, Registration No. 333-114568.

10.7	Amendment to Water Service Agreement for the Sky Ranch PUD dated January 6, 2004. Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.8	Agreement to Amend Water Service Agreement for the Sky Ranch PUD dated January 30, 2004. Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.9	Second Amendment to Water Service Agreement for the Sky Ranch PUD dated March 5, 2004. Incorporated by reference to Exhibit 10.15 to the original Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

10.10	Amended and Restated Lease Agreement between the Land Board and the District dated April 4, 1996. Incorporated by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.11	Bargain and Sale Deed among the Land Board, the District and the Company dated April 11, 1996. Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.12	Mortgage Deed, Security Agreement, and Financing Statement between the Land Board and the Company dated April 11, 1996. Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.13	Water Service Agreement for the Hills at Sky Ranch Water dated May 14, 2004 among Icon Land II, LLC, a Colorado limited liability company, the Company, and the District. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2004.

10.14	Agreement for Water Service dated August 3, 2005 among Pure Cycle Corporation, Rangeview Metropolitan District and Arapahoe County incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed on August 4, 2005.

10.15	Arkansas River Agreement dated May 10, 2006, between Pure Cycle Corporation and High Plains A&M, LLC, and the Seller Pledge Agreement, Pure Cycle Corporation Pledge Agreement and Property Management Agreement, attached as exhibits thereto, entered into between Pure Cycle Corporation and High Plains A&M, LLC dated August 31, 2010. Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed on May 16, 2006.

10.16	Amendment No. 1 to Agreement for Water Service dated August 25, 2008, between Pure Cycle Corporation and Arapahoe County. Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

10.17	Registration Rights Agreement dated September 28, 2010, between Pure Cycle Corporation and PAR Investment Partners, L.P. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 29, 2010.

10.18	Paid-Up Oil and Gas Lease dated March 14, 2011, between Pure Cycle Corporation and Anadarko E&P Company, L.P. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2011.

10.19	Surface Use and Damage Agreement dated March 14, 2011, between Pure Cycle Corporation and Anadarko E&P Company, L.P. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 15, 2011.

21.1	Subsidiaries *

23.1	Consent of GHP Horwath, P.C. *

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith
**	Indicates management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION

By:	/s/ Mark W. Harding
Mark W. Harding, President and Chief Financial Officer
November 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
President,
/s/ Mark W. Harding	Chief Financial Officer and Director	November 28 2012
Mark W. Harding	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Harrison H. Augur
Harrison H. Augur	Chairman, Director	November 28, 2012

/s/ Arthur G. Epker III
Arthur G. Epker III	Director	November 28, 2012

/s/ Richard L. Guido
Richard L. Guido	Director	November 28, 2012

/s/ Peter C. Howell
Peter C. Howell	Director	November 28, 2012

/s/ George M. Middlemas
George M. Middlemas	Director	November 28, 2012