Form 10-K/A
period 2012-08-31
PURE CYCLE CORP
filed 2012-12-27
CIK 276720

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

None.

Explanatory Note

This Amendment No. 1 (the “Amendment”) on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended August 31, 2012 (the “Original Filing”) that was filed with the Securities and Exchange Commission on November 28, 2012, is solely for the purpose of furnishing Exhibit 101 – Interactive Data File (XBRL Exhibit) required by Rule 405 of Regulation S-T, which was not included with the Original Filing.

This Amendment does not reflect any subsequent events occurring after the original filing date of the Report and does not modify or update in any way disclosures made in the Report except to furnish the exhibit described above.

Item 15. Exhibits and Financial Statement Schedules

3.	Exhibits. The following exhibits of the Company are included herein.

Exhibit No.	Description

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Previously filed.

**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 hereto is “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION

By:	/s/ Mark W. Harding
Mark W. Harding, President and Chief Financial Officer
December 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark W. Harding	President, Chief Financial Officer and Director	December 27 2012
Mark W. Harding	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Harrison H. Augur
Harrison H. Augur	Chairman, Director	December 27, 2012

/s/ Arthur G. Epker III
Arthur G. Epker III	Director	December 27, 2012

/s/ Richard L. Guido
Richard L. Guido	Director	December 27, 2012

/s/ Peter C. Howell
Peter C. Howell	Director	December 27, 2012

/s/ George M. Middlemas
George M. Middlemas	Director	December 27, 2012