Form 10-Q
period 2012-11-30
PURE CYCLE CORP
filed 2013-01-14
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 14, 2013:

Common stock, 1/3 of $.01 par value	24,037,596
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

PURE CYCLE CORPORATION

BALANCE SHEETS

	November 30, 2012	August 31, 2012
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$4,424,306	$1,623,517
Marketable securities	918,436	1,101,367
Trade accounts receivable	312,181	135,458
Current portion of receivable from HP A&M	5,776,770	4,456,857
Prepaid expenses	238,804	279,782
Current portion of construction proceeds receivable	64,783	64,783

Total current assets	11,735,280	7,661,764
Investments in water and water systems, net	88,536,254	88,510,359
Land – Sky Ranch	3,775,855	3,778,464
Land and water held for sale	5,748,630	5,748,630
Construction proceeds receivable, less current portion	210,543	226,879
Note receivable – related party:
Rangeview Metropolitan District, including accrued interest	546,946	543,945
Receivable from HP A&M, less current portion	294,446	5,093,365
Other assets	25,687	18,671

Total assets	$110,873,641	$111,582,077

LIABILITIES:
Current liabilities:
Accounts payable	$116,223	$261,383
Current portion of promissory notes payable	4,617,580	5,340,890
Accrued liabilities	453,588	172,630
Deferred revenues	186,841	65,384
Deferred oil and gas lease payment	414,480	414,480

Total current liabilities	5,788,712	6,254,767
Deferred revenues, less current portion	1,281,260	1,297,605
Deferred oil and gas lease payment, less current portion	120,890	224,510
Promissory notes payable, less current portion	4,516,969	4,209,329
Participating Interests in Export Water Supply	1,208,115	1,208,928
Tap Participation Fee payable to HP A&M, net of $43.8 million and $44.7 million discount, respectively	69,163,824	68,269,176

Total liabilities	82,079,770	81,464,315

Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B – par value $.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 24,037,596 shares outstanding both periods presented	80,130	80,130
Additional paid-in capital	103,431,503	103,420,870
Accumulated comprehensive loss	(2,015)	(1,081)
Accumulated deficit	(74,716,180)	(73,382,590)

Total shareholders’ equity	28,793,871	30,117,762

Total liabilities and shareholders’ equity	$110,873,641	$111,582,077

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended:
	November 30, 2012	November 30, 2011
Revenues:
Metered water usage	$46,618	$41,561
Wastewater treatment fees	10,758	12,047
Farm operations	362,663	—
Special facility funding recognized	10,377	10,377
Water tap fees recognized	3,574	3,574
Other	4,429	—

Total revenues	438,419	67,559

Expenses:
Water service operations	(26,152)	(19,121)
Wastewater service operations	(3,329)	(5,930)
Farm operations	(19,013)	—
Depletion and depreciation	(22,147)	(22,127)
Other	(853)	—

Total cost of revenues	(71,494)	(47,178)

Gross margin	366,925	20,381
General and administrative expenses	(838,064)	(599,501)
Depreciation	(55,467)	(53,472)

Operating loss	(526,606)	(632,592)
Other income (expense):
Oil and gas lease income, net	103,620	103,620
Interest income	8,921	15,787
Other	1,996	2,850
Interest expense	(26,873)	—
Interest imputed on the Tap Participation Fee payable to HP A&M	(894,648)	(851,400)

Net loss	$(1,333,590)	$(1,361,735)

Unrealized loss on marketable securities	(934)	2,428

Comprehensive loss	$(1,334,524)	$(1,359,307)

Net loss per common share – basic and diluted	$(0.06)	$(0.06)

Weighted average common shares outstanding – basic and diluted	24,037,596	24,037,596

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	November 30, 2012	November 30, 2011
Cash flows from operating activities:
Net loss	$(1,333,590)	$(1,361,735)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest on Tap Participation Fee payable to HP A&M	894,648	851,400
Depreciation, depletion and other non-cash items	77,795	77,256
Interest accrued on agriculture land promissory notes	29,296	—
Stock-based compensation expense	10,633	18,769
Interest added to receivable from Rangeview Metropolitan District	(2,999)	(3,001)
Interest added to construction proceeds receivable	(4,213)	(5,161)
Changes in operating assets and liabilities:
Trade accounts receivable	(176,723)	25,857
Interest receivable and prepaid expenses	40,977	84,455
Accounts payable and accrued liabilities	135,797	(2,841)
Deferred revenues	105,112	(13,953)
Deferred income- oil & gas lease	(103,620)	(103,620)

Net cash used by operating activities	(326,887)	(432,574)

Cash flows from investing activities:
Investments in water, water systems, and land	(108,205)	(38,975)
Sales and maturities of marketable securities	182,931	1,164,511
Purchase of property and equipment	—	(3,894)
Proceeds from sale of collateral stock	3,525,000	—

Net cash provided by investing activities	3,599,726	1,121,642

Cash flows from financing activities:
Arapahoe County construction proceeds	20,549	13,699
Payments to contingent liability holders	(813)	(2,113)
Payments made on promissory notes payable	(491,786)	—

Net cash (used in) provided by financing activities	(472,050)	11,586

Net change in cash and cash equivalents	2,800,789	700,654
Cash and cash equivalents – beginning of period	1,623,517	71,795

Cash and cash equivalents – end of period	$4,424,306	$772,449

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2012

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The November 30, 2012 balance sheet, the statements of comprehensive income (loss) for the three months ended November 30, 2012 and 2011, respectively and the statements of cash flows for the three months ended November 30, 2012 and 2011, respectively, have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at November 30, 2012, and for all periods presented have been made appropriately.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K (the “2012 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on November 28, 2012. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full fiscal year. The August 31, 2012 balance sheet was taken directly from the Company’s audited financial statements.

Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents. Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a high quality financial institution in an account which at various times during the three months ended November 30, 2012, exceeded federally insured limits. At various times during the three months ended November 30, 2012, the Company’s main operating account exceeded federally insured limits.

Financial Instruments – Concentration of Credit Risk and Fair Value. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and marketable securities. The Company places it’s cash equivalents and investments with high quality financial institutions. The Company invests its cash primarily in certificates of deposits, money market instruments, and US government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Current Assets and Liabilities

The amounts reported on the balance sheets for cash and cash equivalents, trade receivables, and trade payables approximate their fair values because of the short maturity of these instruments.

The amounts reported on the balance sheets for marketable securities represents the fair values of the underlying instruments as reported by the financial institutions where the funds are held as of November 30, 2012 and August 31, 2012. The Company has recorded net unrealized losses on its marketable securities of $2,000 and $1,100 as of November 30, 2012 and August 31, 2012, respectively. The unrealized losses at November 30, 2012 and August 31, 2012 were the result of changes in interest rates in the market.

Notes Receivable and Construction Proceeds Receivable

The amounts reported on the balance sheets for notes receivable and construction proceeds receivable approximate fair value as they bear interest at rates which are comparable to current market rates.

The fair value of the Note Receivable – related party Rangeview Metropolitan District (the “District”) is not practical to estimate due to the related party nature of the underlying transaction.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2012

Receivable from HP A&M

As described in Note 4 below, High Plains A&M (“HP A&M”) defaulted on certain promissory notes payable to third parties; which were secured by property owned by the Company. To protect its land and water interests, the Company has purchased certain of the HP A&M notes and the Company now has the right to collect from HP A&M any amounts the Company spends to cure the defaulted notes. Accordingly the Company has recorded the entire amount of the HP A&M notes purchased by the Company and the value of remaining notes the Company is currently negotiating to purchase as a receivable from HP A&M net of the $3.5 million in proceeds received from the sale of shares held as pledged assets. The short term portion of the receivable represents the amount of the defaulted promissory notes payable by HPA&M which were purchased by the Company as of November 30, 2012 due within the next 12 months. The carrying value of the accounts receivable approximate the fair value as the rates are comparable to market rates.

Long-term Financial Liabilities

The Comprehensive Amendment Agreement No. 1 (the “CAA” as further described in Note 4—Long-Term Obligations and Operating Lease below) is comprised of a recorded balance and an off-balance sheet or “contingent” obligation associated with the Company’s acquisition of its “Rangeview Water Supply” (defined in Note 4 – Water Assets to the 2012 Annual Report). The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (defined in Note 4 – Water Assets to the 2012 Annual Report). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value.

The recorded balance of the “Tap Participation Fee” liability (as described below and in Note 4—Long-Term Obligations and Operating Lease below) is its estimated fair value determined by projecting new home development in the Company’s targeted service area over an estimated development period.

Notes Payable

As of November 30, 2012, the Company acquired $5.0 million of the $9.6 million of promissory notes that are payable to third parties. Subsequent to November 30, 2012, the Company purchased an additional $816,600 of the promissory notes. These promissory notes were acquired through the payment of approximately $492,000 and the issuance of notes by the Company which have a five year term and bear interest at an annual rate of five percent (5%), and require semi-annual payments with a straight-line amortization schedule. The carry value of the notes payable approximate the fair value as the rates are comparable to market rates.

Tap Participation Fee. This note should be read in conjunction with Note 4 – Long-Term Obligations and Operating Lease below.

Pursuant to the Asset Purchase Agreement (the “Arkansas River Agreement”) dated May 10, 2006, the Company is obligated to pay HP A&M a defined percentage of a defined number of water tap fees the Company receives after the date of the Arkansas River Agreement. A Tap Participation Fee is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the three months ended November 30, 2012 or 2011.

The Company imputes interest expense on the unpaid Tap Participation Fee using the effective interest method over an estimated period which is utilized in the valuation of the liability. The Company imputed interest of $894,600 and $851,400 during the three months ended November 30, 2012 and 2011, respectively.

At November 30, 2012, there remain 19,427 water taps subject to the Tap Participation Fee.

Revenue Recognition

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2012

Tap and Construction Fees

In August 2005, the Company entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”). In fiscal 2006, the Company began recognizing water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2012 Annual Report) constructed to provide service to the County. The Company recognized $3,600 of water tap fee revenues during each of the three months ended November 30, 2012 and 2011, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the CAA as further described in Note 4—Long-Term Obligations and Operating Lease below.

The Company recognized $10,400 of “Special Facilities” (defined in the 2012 Annual Report) funding as revenue during each of the three months ended November 30, 2012 and 2011, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 4 – Water Assets to the 2012 Annual Report.

As of November 30, 2012, the Company has deferred recognition of $1.3 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

Farm Operations

The Company leases its Arkansas River water and land to area farmers who actively farm the properties. Prior to August 3, 2012, pursuant to a property management agreement between HP A&M and the Company (the “Property Management Agreement”), HP A&M received a management fee equal to 100% of the income from the land and water leases. As a result, the Company presented its land and water lease income net of the management fees paid to HP A&M. Effective August 3, 2012, the Company terminated the Property Management Agreement due to a default by HP A&M on certain promissory notes secured by deeds of trust on the land and water purchased by the Company from HP A&M in 2006. As of August 3, 2012, the Company manages the land and water leases and the income from the land and water leases became payable to the Company. Pursuant to the farm lease agreements, the Company bills the lessees twice per year in March and November. The lease billings include minimum billings and adjustments based on actual water deliveries by the Fort Lyon Canal Company (“FLCC”) or are based on crop yields. Subsequent to August 3, 2012, the Company records farm lease income ratably each month based on estimated annual lease income the Company anticipates collecting from its land and water leases. The Company recorded these amounts as receivables, less an estimated allowance for uncollectible accounts. The allowance as of November 30, 2012, was determined by the Company’s specific review of all past due accounts. As of November 30, 2012 and August 31, 2012, the Company has recorded allowances for doubtful accounts totaling $41,000 and $20,000, respectively. The Company manages the farm lease business as a separate line of business from the wholesale water and wastewater business.

As of November 30, 2012, the Company has deferred recognition of $121,500 of revenue related to the farm operations, which will be recognized in the second quarter of fiscal 2013.

Royalty and other obligations. Revenues from the sale of Export Water (defined in Note 4 – Water Assets to the 2012 Annual Report) are shown net of royalties payable to the Land Board. Revenues from the sale of water on the “Lowry Range” (described in Note 4 – Water Assets to the 2012 Annual Report) are shown net of the royalties to the Land Board and the amounts retained by the District .

Oil and Gas Lease Payments. As further described in Note 2 – Summary of Significant Accounting Policies to the 2012 Annual Report, on March 10, 2011, the Company entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”), a wholly owned subsidiary of Anadarko Petroleum Company. Pursuant to the O&G Lease, during the year ended August 31, 2011, the Company received up-front payments of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its “Sky Ranch” property (described in Note 4 – Water Assets to the 2012 Annual Report). The Company began recognizing the up-front payments from Anadarko as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. During each of the three months ended November 30, 2012 and 2011, the Company recognized $103,600 of income and royalty related to the up-front payments received pursuant to the O&G Lease.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2012

As of November 30, 2012, the Company has deferred recognition of $535,700 of income related to the O&G Lease, which will be recognized into income ratably through February 2014.

Capitalized Costs of Water and Wastewater Systems and Depletion and Depreciation of Water Assets. Costs to construct water and wastewater systems that meet the Company’s capitalization criteria are capitalized as incurred, including interest, and depreciated on a straight-line basis over their estimated useful lives of up to thirty years. The Company capitalizes design and construction costs related to construction activities, and it capitalizes certain legal, engineering and permitting costs relating to the adjudication and improvement of its water assets. The Company depletes its groundwater assets that are being utilized on the basis of units produced (i.e. thousands of gallons sold) divided by the total volume of water adjudicated in the water decrees.

Share-based Compensation. The Company maintains a stock option plan for the benefit of its employees and directors. The Company records share-based compensation costs as expense over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options has no impact on the income tax provisions.

The Company recognized $10,600 and $18,800 of share-based compensation expense during the three months ended November 30, 2012 and 2011, respectively.

Income taxes. The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits as of November 30, 2012.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2010 through fiscal 2012. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At November 30, 2012, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended November 30, 2012 and 2011.

Loss per Common Share. Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 215,100 and 275,100 common share equivalents were outstanding as of November 30, 2012 and 2011, respectively, and have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 (September 1, 2012 for the Company). The adoption of ASU 2011-05 did not have a material impact on its results of operations, financial condition or cash flows.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2012

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had none of these instruments at November 30, 2012.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had one Level 2 asset at November 30, 2012, its marketable securities. The value of the Company’s marketable securities is based on observable market data obtained from the financial institutions at which the marketable securities are held.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at November 30, 2012, the Tap Participation Fee liability, which is described in greater detail in Note 4 – Long-Term Obligations and Operating Lease below.

The Company maintains policies and procedures to value instruments using the best and most relevant data available.

The Company’s non-financial assets measured at fair value on a non-recurring basis consist entirely of its investments in water and water systems and other long-lived assets. See Note 3-Investment in Water, Water Systems, Land and Improvements.

Level 2 Asset – Marketable Securities Measured on a Recurring Basis. The Company’s marketable securities are the Company’s only financial asset measured on a recurring basis. The fair value of the marketable securities is based on the values reported by the financial institutions where the funds are held. These securities include only federally insured certificates of deposit.

Level 3 Liability – Tap Participation Fee. The Company’s Tap Participation Fee liability is the Company’s only financial liability measured on a non-recurring basis. As further described in Note 4 – Long-Term Obligations and Operating Lease, the Tap Participation Fee liability is valued by projecting new home development in the Company’s targeted service area over an estimated development period.

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of November 30, 2012:

			Fair Value Measurement Using
		Cost / Other	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Unrealized Gains and
	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Marketable securities	$918,400	$919,300	$—	$918,400	$—	$(900)
Tap Participation Fee liability	$69,163,800	$69,163,800	$—	$—	$69,163,800	$—

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2012

Although not required, the Company deems the following table, which presents the changes in the Tap Participation Fee for the three months ended November 30, 2012, to be helpful to the users of its financial statements:

	Fair Value Measurement using Significant Unobservable Inputs (Level 3)
	Gross Estimated Tap Participation Fee Liability	Tap Participation Fee Reported Liability	Discount - to be imputed as interest expense in future periods
Balance at August 31, 2012	$112,958,000	$68,269,200	$44,688,800
Total gains and losses (realized and unrealized):
Imputed interest recorded as “Other Expense”	—	894,600	(894,600)
Transfers in and/or out of Level 3	—	—	—

Balance at November 30, 2012	$112,958,000	$69,163,800	$43,794,200

NOTE 3 – INVESTMENTS IN WATER, WATER SYSTEMS, LAND AND IMPROVEMENTS

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 – Water Assets to the 2012 Annual Report. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three months ended November 30, 2012.

The Company’s water, water systems, land and improvements consist of the following costs and accumulated depreciation and depletion at November 30, 2012 and August 31, 2012:

	November 30, 2012		August 31, 2012
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Arkansas River Valley assets	$69,112,300	$(1,358,900)	$69,112,300	$(1,315,900)
Rangeview water supply	14,484,400	(7,200)	14,376,100	(7,100)
Sky Ranch water rights and other costs	3,915,100	(58,000)	3,924,100	(50,800)
Fairgrounds water and water system	2,899,900	(556,500)	2,899,900	(534,500)
Rangeview water system	167,700	(68,900)	167,700	(67,600)
Water supply – other	25,600	(19,300)	25,600	(19,400)

Totals	90,605,000	(2,068,800)	90,505,700	(1,995,300)

Net investments in water and water systems	$88,536,200		$88,510,400
Sky Ranch land and improvements	$3,776,000	(10,700)	$3,778,500	(8,100)

Total net investments in water, water systems, land and improvements	$92,312,200		$92,288,900

Capitalized terms in this section not defined herein are defined in Note 4 – Water Assets to the 2012 Annual Report.

Depletion and Depreciation. The Company recorded $100 of depletion charges during each of the three month periods ended November 30, 2012 and 2011, respectively. This related entirely to the Rangeview Water Supply. No depletion is taken against the Arkansas River water or Sky Ranch Water Supply because the water located at these locations is not yet being utilized for its intended purpose as of November 30, 2012.

The Company recorded $77,600 and $75,500 of depreciation and depletion expense during the three months ended November 30, 2012 and 2011, respectively.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2012

Land and Water Shares Held for Sale

During fiscal 2012, management decided to sell certain farms in order to have cash flows sufficient to acquire the notes defaulted upon by HP A&M and to meet the future obligations on the promissory notes the Company issued to purchase the defaulted notes owed by HP A&M. Management has entered into contracts to sell 1,486 acres of land along with 3,377 FLCC shares associated with this land. The assets held for sale total $5.7 million, which is the lower of cost or fair value less cost to sell.

NOTE 4 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

The Participating Interest in Export Water supply and the Tap Participation Fee payable to HP A&M are obligations of the Company that have no scheduled maturity dates. Therefore, these liabilities are not disclosed in tabular format, but they are described below.

Participating Interests in Export Water Supply

The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990’s. The acquisition was consummated with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of $11.1 million, which represented the cash the Company received from the participating interest holders which was used to purchase the Company’s Export Water (described in greater detail in Note 4 – Water Assets to the financial statements contained in the 2012 Annual Report). The Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders in return for their initial $11.1 million investments. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability is not reflected on the Company’s balance sheet because the obligation to pay this is contingent on the sale of Export Water, the amounts and timing of which are not reasonably determinable.

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

In fiscal years 2007 and 2008, in order to reduce the long term impact of the CAA, the Company repurchased various portions of the CAA obligations in priority. The Company did not make any CAA acquisitions during the three months ended November 30, 2012 and 2011. As a result of the acquisitions, and due to the sale of Export Water, as detailed in the table below, the remaining potential third party obligation at November, 2012 is $3.5 million:

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2012

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third party Obligation	Paticipating Interests Liability	Contingency
Original balances	$—	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2011:
Acquisitions	—	28,077,500	(28,077,500)	(9,790,000)	(18,287,500)
Option payments—Sky Ranch and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees *	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	111,300	(77,900)	(33,400)	(12,100)	(21,300)

Balance at August 31, 2012	754,700	27,802,700	3,468,800	1,208,900	2,259,900
Fiscal 2013 activity:
Export Water sale payments	19,400	(13,600)	(5,800)	(800)	(5,000)

Balance at November 30, 2012	$774,100	$27,789,100	$3,463,000	$1,208,100	$2,254,900

*	The Arapahoe County tap fees are less $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first three payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive $5.1 million of the first priority payout (the remaining entire first priority payout totals $7.3 million as of November 30, 2012).

Arkansas River Agreement Obligations

The Tap Participation Fee

The $69.2 million Tap Participation Fee liability at November 30, 2012, represents the estimated discounted fair value of the Company’s obligation to pay HP A&M 20% of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 19,427 water taps sold by the Company. Initially the obligation was to pay 10% of the Company’s gross proceeds, or the equivalent thereof, from the sale of 40,000 water taps sold after the date of the Arkansas River Agreement. The 40,000 water taps was reduced to 19,427 water taps as a result of (i) sales of Arkansas River Valley land in 2006 and 2009, (ii) the sale of unutilized water rights owned by the Company in the Arkansas River Valley in 2007, (iii) the election made by HP A&M, effective September 1, 2011 pursuant to the Arkansas River Agreement, to increase the Tap Participation Fee percentage from 10% to 20%, and to take a corresponding 50% reduction in the number of taps subject to the Tap Participation Fee, and (iv) the allocation of 26.9% of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expanses for managing the leases and a reasonable overhead allocation) received by HP A&M from management of the farm leasing operations.

The fair value of the Tap Participation Fee liability is an estimate prepared by management of the Company. The fair value of the liability is based on discounted estimated cash flows subject to the Tap Participation Fee calculated by projecting future annual water tap sales for the number of taps subject to the Tap Participation Fee at the date of valuation. Future cash flows from water tap sales are estimated by utilizing the following historical information, where available:

•

New homes constructed in the area known as the 11-county “Front Range” of Colorado from the 1980’s through the valuation date. The Company utilized data for this length of time to provide development information over many economic cycles because the Company anticipates development in its targeted service area to encompass many economic cycles over the development period.

•

New home construction patterns for large master planned housing developments along the Front Range. The Company utilized this information because these developments are deemed comparable to projects anticipated to be constructed in the Company’s targeted service area (i.e. these master planned communities were located in predominately undeveloped areas on the outskirts of the Front Range).

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2012

•

Population growth rates for Colorado and the Front Range. Population growth rates were utilized to predict anticipated growth along the Front Range which was used to predict an estimated number of new homes necessary to house the increased population.

•	The Consumer Price Index since the 1980’s which was utilized to project estimated future water tap fees.

•

Net Revenues from the farm leasing operations in 2010 obtained from HP A&M. This was used to project annual farm leasing operations through September 2014 which is the date through which the management agreement was extended as described below. Beginning in fiscal year 2012, the Company was permitted to allocate 26.9% of the Net Revenues against the Tap Participation Fee through September 2014. However due to the HP A&M default, the Property Management Agreement was terminated on August 3, 2012 and the Company is no longer allocating the 26.9% of the Net Revenues against the Tap Participation Fee.

Utilizing this historical information, the Company projected an estimated new home development pattern in its targeted service area sufficient to cover the sale of the water taps subject to the Tap Participation Fee at the date of the revaluation, which was September 1, 2011. The estimated proceeds generated from the sale of those water taps resulted in estimated payments to HP A&M over the life of the projected development period of $120.6 million, which is an increase of $7.5 million from the previous valuation completed in fiscal 2009. The estimated payments to HP A&M are then discounted to the current valuation date and the difference between the amount reflected on the Company’s balance sheet at the valuation date and the total estimated payments is imputed as interest expense over the estimated development time using the effective interest method. The implied interest rate for the most recent valuation was 5.3% which was a 1.0% decrease from the prior valuation completed in fiscal 2009. Based on review of the underlying assumptions used in the TPF valuation from September 1, 2011, there have not been any material changes to these assumptions and therefore no revaluation of the TPF is deemed necessary.

The $69.2 million balance at November 30, 2012, includes $23.6 million of interest which has been imputed since the acquisition date, recorded using the effective interest method. Payment of the Tap Participation Fee may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.

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

Promissory Notes Payable by HP A&M in default

60 of the 80 properties the Company acquired from HP A&M are subject to outstanding promissory notes payable to third parties with principal and accrued interest totaling $9.6 and $9.1 million at August 31, 2012 and November 30, 2012, respectively. These promissory notes are secured by deeds of trust on the Company’s properties and water rights, as well as mineral interests, up to 25% of which are owned by the Company and up to 75% of which are currently owned by HP A&M. The Company did not assume any of these promissory notes and is not legally responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, at the Company’s sole discretion, the Company may make payments on any or all of the notes and cure any or all of the defaults. If the Company does not cure the defaults, it will lose the properties and water rights securing the defaulted notes.

During the Company’s fiscal year ended August 31, 2012, HP A&M defaulted on over 50% of the promissory notes and informed the Company that it does not intend to pay any of the amounts owed on the remaining notes. HP A&M owed approximately $9.6 million of principal and accrued interest at the time of default. These promissory notes are secured by approximately 14,000 acres of land and 16,882 FLCC shares representing water rights owned by the Company.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2012

On July 2, 2012, the Company formally notified HP A&M that its failure to pay the promissory notes constituted an Event of Default under the Seller Pledge Agreement (as defined below) and a default of a material covenant under the Arkansas River Agreement. The Company informed HP A&M that unless such defaults were cured within thirty days, the Property Management Agreement would be terminated and the Company would proceed to exercise certain rights and remedies under the Arkansas River Agreement, the Seller Pledge Agreement, and the Property Management Agreement to protect its assets. The Company’s remedies at law and under the Arkansas River Agreement and related agreements include, but are not limited to, the right to (i) foreclose on 1,500,000 shares of Pure Cycle common stock issued to HP A&M and the proceeds therefrom (the “Pledged Shares”) which were pledged by HP A&M pursuant to a pledge agreement (the “Seller’s Pledge Agreement”) to secure the payment and performance by HP A&M of the promissory notes described above; (ii) reduce the Tap Participation Fee; (iii) terminate the Property Management Agreement; and (iv) recover damages caused by the defaults, including certain costs and attorneys’ fees.

On August 3, 2012, the Company formally terminated the Property Management Agreement. On September 27, 2012, the Pledged Shares were sold at auction in a foreclosure sale for $2.35 per share, yielding approximately $3.42 million of proceeds to the Company (net of fees of $110,000). Pursuant to the Arkansas River Agreement, the Company may be entitled to reduce the Tap Participation Fee and recover damages caused by the defaults, including certain costs and attorney’s fees. The Company intends to pursue such remedies over the next 12 months.

Operating Lease

Effective December 18, 2012, the Company entered into an operating lease for 1,200 square feet of office space. The lease has a two year term with payments of $1,500 per month.

NOTE 5 – SHAREHOLDERS’ EQUITY

The Company maintains the 2004 Incentive Plan (the “Equity Plan”), which was approved by shareholders in April 2004. Executives, eligible employees, consultants and non-employee directors are eligible to receive options and stock grants pursuant to the Equity Plan. Pursuant to the Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. At November 30, 2012, the Company had 1,350,811 common shares that can be granted to eligible participants pursuant to the Equity Plan.

The following table summarizes the stock option activity for the Equity Plan for the three months ended November 30, 2012:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Oustanding at beginning of period (Aug. 31, 2012)	215,000	$5.88
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at November 30, 2012	215,000	5.88	4.7	*

Options exercisable at November 30, 2012	205,000	$6.03	4.6	*

*	Intrinisic value less than $0

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2012

The following table summarizes the activity and value of non-vested options as of and for the three months ended November 30, 2012:

	Number of Options	Weighted- Average Grant Date Fair Value
Non-vested options oustanding at beginning of period	22,500	$1.72
Granted	—	—
Vested	(12,500)	1.85
Forfeited	—	—

Options not vested at November 30, 2012	10,000	$1.56

All non-vested options are expected to vest. The total fair value of options vested during the three months ended November 30, 2012 and 2011 was $23,100 and $38,900, respectively.

Stock-based compensation expense for the three months ended November 30, 2012 and 2011, was $10,600 and $18,800, respectively.

At November 30, 2012, the Company had unrecognized expenses relating to non-vested options that are expected to vest totaling $2,600, which have a weighted average life of less than 1 year. The Company has not recorded any excess tax benefits to additional paid-in capital.

NOTE 6 – RELATED PARTY TRANSACTIONS

On December 16, 2009, the Company entered into a Participation Agreement with the District, whereby the Company agreed to provide funding to the District in connection with the District joining the South Metro Water Supply Authority (“SMWSA”). During the three months ended November 30, 2012, the Company provided $1,000 of funding to the District pursuant to the Participation Agreement. During the three months ended November 30, 2011, the Company provided $25,400 of funding to the District pursuant to the Participation Agreement. The $1,000 and $25,400 of funding were expensed during the three months ended November 30, 2012, and 2011, respectively.

In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at November 30, 2012) and matures on December 31, 2013. The $546,900 balance of the note receivable at November 30, 2012, includes borrowings of $229,300 and accrued interest of $317,600. The $543,900 balance of the note receivable at August 31, 2012, includes borrowings of $229,300 and accrued interest of $314,600.

Foreclosure Sale of Common Stock Pledged by HP A&M

As further described in Note 4 – Long Term Obligations and Operating Lease above, during the fiscal year ended August 31, 2012, HP A&M defaulted on the promissory notes secured by the Company’s Arkansas River properties, and the Company foreclosed on the Pledged Shares owned by HP A&M. On September 27, 2012, the Pledged Shares were sold at an auction open only to pre-qualified accredited investors for $2.35 per share yielding approximately $3.42 million (net of expenses of $110,000).

NOTE 7 – SIGNIFICANT CUSTOMER

The Company sells wholesale water and wastewater services to the District pursuant to the Rangeview Water Agreements (defined in Note 4 – Water Assets to the 2012 Annual Report). Sales to the District accounted for 64% and 71% of the Company’s total revenues for the three months ended November 30, 2012 and 2011, respectively. The District had one significant customer, the Ridgeview Youth Services Center. Pursuant to the Rangeview Water Agreements the Company is providing water and wastewater services to this customer on behalf of the District. The District’s significant customer accounted for 65% and 68% of the Company’s total water and wastewater revenues for the three months ended November 30, 2012 and 2011, respectively.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2012

The Company had accounts receivable from the District which accounted for 20% and 16% of the Company’s trade receivables balances at November 30, 2012 and August 31, 2012, respectively. Accounts receivable from the District’s largest customer accounted for 3% and 13% of the Company’s trade receivables as of November 30, 2012 and August 31, 2012, respectively.

NOTE 8 – ACCRUED LIABILITIES

At November 30, 2012, the Company had accrued liabilities of $453,600, of which $220,300 was for estimated property taxes, $128,100 was for professional fees, $8,000 was for farm lease prepayments, $74,100 for purchase of HP A&M promissory notes, and $23,100 related to operating payables.

At August 31, 2012, the Company had accrued liabilities of $172,600, of which $60,500 was for estimated property taxes, $56,800 was for professional fees, $33,500 was for farm lease prepayments, and the remaining $21,800 related to operating payables.

NOTE 9 – LITIGATION LOSS CONTINGENCIES

The Company is involved in various claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Company records an accrual for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company makes such estimates based on information known about the claims and experience in contesting, litigating and settling similar claims. Disclosures are also provided for reasonably possible losses that could have a material effect on the Company’s financial position, results of operations or cash flows.

Because each of the lawsuits below involves complex legal issues and uncertainties and is in the early stages of litigation, the Company has determined that no accruals for losses related to the lawsuits is reasonably estimable or deemed reasonably likely at this time.

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

As disclosed in two Form 8-K’s, one filed on February 16, 2012 and one filed on February 29, 2012, HP A&M initiated a lawsuit against the Company in District Court, City and County of Denver, State of Colorado on February 27, 2012, alleging breaches of representations made in connection with the Arkansas River Agreement. The HP A&M claims relate to the issues currently being litigated between the Company and the Land Board regarding the Company’s exclusive right to provide water service to the Land Board’s Lowry Range property. The Company believes the allegations are without merit and intends to vigorously defend against them.

NOTE 10- SEGMENT INFORMATION

The Company operates primarily in two lines of business: (i) the wholesale water and wastewater business; and (ii) agricultural farming business. The Company provides wholesale water and wastewater services to customers using water rights owned by the Company, developing infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater. The Company’s agricultural business consists of the Company leasing its Arkansas Valley land and water to area farmers under cash leases or in certain cases crop share leases. Revenues from one customer of the wholesale water and wastewater business represent approximately 86% of the revenues from this segment. The Company’s agricultural segment does not have any significant customer. The following table shows information by operating segment for the three months ended November 30, 2012:

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2012

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total
Revenues	$57,400	$362,700	$18,300	$438,400
Gross profit	4,900	343,700	18,300	366,900
Depletion and depreciation	77,600	—	—	77,600
Other significant noncash items:
Stock-based compensation	—	—	10,633	10,633
TPF interest expense	894,600	—	—	894,600
Segment assets	96,195,400	3,586,900	11,091,300	110,873,600
Expenditures for segment assets	108,200	—	—	108,200

As of November 30, 2011, the Company had only one operating segment.

NOTE 11 – SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

	November 30, 2012	November 30, 2011
Accrued interest and penalties related to HP A&M receivable and related promissory notes	$45,997
Increase in estimated Tap Participation Fee liability and related discount	$—	$7,468,200
Farm revenue allocated against the Tap Participation Fee liability and additional paid-in capital	$—	$47,419

*****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Rick Factors” in our Annual Report on Form 10-K, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and periods that follow to differ materially from those expressed in, or implied by those forward-looking statements. Readers are cautioned that forward-looking statements contained in this Form 10-Q should be read in conjunction with our disclosure under the heading “Disclosure Regarding Forward-Looking Statements” below.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition and should be read in conjunction with the accompanying financial statements and the notes thereto and the financial statements and the notes thereto contained in our 2012 Annual Report on Form 10-K (the “2012 Annual Report”).

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

Forward Looking Statements – an identification of forward looking statements and a description of risks that could cause actual results to differ materially from those discussed in forward looking statements.

Our Business

Pure Cycle Corporation (“Pure Cycle”) is an investor-owned Colorado corporation that (i) provides wholesale water and wastewater services to end-use customers of governmental entities and to commercial and industrial customers and (ii) manages land and water assets for farming.

Wholesale Water and Wastewater

These services include water production, storage, treatment, bulk transmission to retail distribution systems, wastewater collection and treatment, irrigation water treatment and transmission, construction management, billing and collection and emergency response.

We are a vertically integrated wholesale water and wastewater provider, which means we own or control substantially all assets necessary to provide wholesale water and wastewater services to our customers. This includes owning (i) water rights which we use to provide domestic, irrigation, and industrial water to our wholesale customers (we own surface water, groundwater, reclaimed water rights and storage rights), (ii) infrastructure (such as wells, diversion structures, pipelines, reservoirs and treatment facilities) required to withdraw, treat, store and deliver water, (iii) infrastructure required to collect, treat, store and reuse wastewater, and (iv) infrastructure required to treat and deliver reclaimed water for irrigation use.

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

We plan to utilize our significant water assets along with our adjudicated reservoir sites to provide wholesale water and wastewater services to local governmental entities which in turn will provide residential/commercial water and wastewater services to communities along the eastern slope of Colorado in the area extending essentially from Fort Collins on the north to Colorado Springs on the south which is generally referred to as the “Front Range.” Principally we are targeting the “I-70 corridor” which is located east of downtown Denver and south of the Denver International Airport. This area is predominately undeveloped and is expected to experience substantial growth over the next 30 years.

Agricultural Operations and Leasing

Beginning August 3, 2012, we assumed management of our farm operations and all associated income and expenses. Beginning September 1, 2012, we began tracking and reporting our farm operations as a separate business segment to reflect management’s analysis, investment decision, and operating performance for this business segment. Currently, approximately 90% of our farm operations are managed through cash lease arrangements with local area farmers whereby we charge a fixed fee, billed semi-annually in March and November, to lease our land and the water for agricultural purposes to tenant farmers. We have a small number of crop share leases where we and the tenant farmer jointly share in the gross revenues generate from the crops grown under a 75% farmer, 25% landlord participation. The majority of crops grown on our farms are alfalfa, with a number of acres also planted in corn, sorghum, and wheat. We will continue to review and evaluate ways to enhance the performance of more than 16,000 acres of farm land through relationships with area farmers.

We also own 931 acres of land along the I-70 corridor east of Denver, Colorado that is being held for development. These land interests are described in the Arkansas River Water and Land and Sky Ranch sections of Note 4—Water Assets to the 2012 Annual Report.

Results of operations

Executive Summary

The results of our operations for the three months ended November 30, 2012 and 2011 are as follows:

Summary Table 1
	Three months ended:
	November 30, 2012	November 30, 2011	$ Change	% Change
Millions of gallons of water delivered	8.7	7.5	1.2	16%
Water revenues generated	$46,600	$41,600	$5,000	12%
Operating costs to deliver water	$26,200	$19,100	$7,100	37%
(excluding depreciation and depletion)
Water delivery gross margin %	44%	54%

Wastewater treatment revenues	$10,800	$12,000	$(1,200)	-10%
Operating costs to treat wastewater	$3,300	$5,900	$(2,600)	-44%
Wastewater treatment gross margin %	69%	51%

Farm operations revenues	$363,000	$—	$363,000	100%
Farm operating costs	$19,000	$—	$19,000	100%
Farm operations gross margin %	95%

General and administrative expenses	$838,100	$599,500	$238,600	40%
Net losses	$1,333,600	$1,361,700	$(28,100)	-2%

Water Usage Revenues

Our water service charges include a fixed monthly fee and a fee based on actual amounts of water used, which is based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established based on the average of three surrounding water providers.

Water deliveries increased 16% during the three months ended November 30, 2012, compared to the three months ended November 30, 2011. The increase in the water usage was due to our selling water to the oil hydrologic fracturing industry. Water revenues increased 12% during the three months ended November 30, 2012, compared to the three months ended November 30, 2011, respectively, which is due to the sale of water for fracking water. The gross margins on delivering water decreased during the three months ended November 30, 2012, compared to the three months ended November 30, 2011, due mainly to the increased costs to related to the ECCV (defined below) system to meet the higher demands of such drilling and fracking activities.

Wastewater Treatment Revenues

Our wastewater customer is charged based on the amount of wastewater treated due to a reduction in their water consumption.

Wastewater fees decreased 10% during the three months ended November 30, 2012, compared to the three months ended November 30, 2011, which was primarily a result of decreased demand from our only customer.

Tap Fees

In August 2005, we entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”). In fiscal 2006, we began recognizing water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2012 Annual Report) constructed to provide service to the County. We recognized $3,600 of water tap fee revenues during each of the three months ended November 30, 2012 and 2011. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the “CAA” which is described in Note 4 – Long-Term Obligations and Operating Lease to the accompanying financial statements.

We recognized $10,400 of “Special Facilities” (defined in the 2012 Annual Report) funding as revenue during each of the three months ended November 30, 2012 and 2011. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 4 – Water Assets to the 2012 Annual Report.

At November 30, 2012, we have deferred recognition of $1.2 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

We did not sell any water or wastewater taps during the three months ended November 30, 2012 or 2011, thus there were no reductions in the Tap Participation Fee for the three months ended November 30, 2012. We did reduce the Tap Participation Fee (as defined in Note 1 – Presentation and Interim Information to the accompanying financial statements) by the equivalent of 12 taps during the three months ended November 30, 2011, as described in Note 4 – Long-Term Obligations and Operating Lease to the accompanying financial statements.

Farm Operations Revenue

As of November 30, 2012, we have deferred recognition of $121,500 of farm operations revenue, which will be recognized in the second quarter of fiscal 2013.

General and Administrative and Other Expenses

Significant balances classified as general and administrative (“G&A”) expenses for the three months ended November 30, 2012 and 2011, respectively were:

Table 2 - Signficant Balances in G&A
	Three months ended:
	November 30, 2012	November 30, 2011	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$134,600	$202,200	$(67,600)	-33%
Excluding share-based compensation	$124,000	$183,400	$(59,400)	-32%
Professional fees	$235,400	$192,700	$42,700	22%
Property taxes	$154,200	$23,100	$131,100	568%
HP A&M pledged stock sale costs	$110,000	$—	$110,000	100%
Water assessment fees	$92,000	$85,400	$6,600	8%
Directors fees (including insurance)	$11,300	$12,100	$(800)	-7%
Public entity related expenses	$21,000	$14,200	$6,800	48%

Salary and salary related expenses including share-based compensation decreased 33% for the three months ended November 30, 2012, as compared to the three months ended November 30, 2011, respectively. In the first quarter of fiscal 2012, we paid bonuses totaling $47,000 to employees which were a non-recurring expense. The salary and salary related expenses noted above include $10,600 and $18,800 of share-based compensation expenses for the three months ended November 30, 2012 and 2011, respectively.

Professional fees (legal and accounting) increased 22% during the three months ended November 30, 2012, as compared to the three months ended November 30, 2011, respectively. This is mainly due to additional legal fees associated with the default by High Plains A&M, LLC (“HP A&M”) on certain promissory notes payable to third parties, which are secured by our Arkansas River properties. See further discussion regarding the HP A&M default in Note 4—Long-Term Debt and Operating Lease to the accompanying financial statements.

Prior to August 3, 2012, the leasing of our Arkansas land and water for agricultural purposes was managed by HP A&M pursuant to a property management agreement (the “Property Management Agreement”), which allowed HP A&M to retain all lease income and obligated HP A&M to pay all leasing costs, including real property taxes. We terminated the Property Management Agreement effective August 3, 2012, and we now manage our farm operations and retain the income therefrom. We are also now responsible for the property taxes associated with the land. The expected annual property taxes for calendar year 2012 (due and payable in 2013) are approximately $150,000. As of November 30, 2012, we have accrued $112,500 of the of the estimated $150,000 annual expense.

Due to the default by HP A&M in fiscal 2012 on certain promissory notes secured by our Arkansas River properties, we foreclosed on the “Pledged Shares” (as defined below under Critical Accounting Policies and Use of Estimates – Promissory Notes Payable by HP A&M, Now in Default). On September 27, 2012, the Pledged Shares were sold at an auction open only to pre-qualified accredited investors for $2.35 per share yielding approximately $3.42 million (net of expenses of $110,000).

Water assessment fees, which are mainly paid to the Fort Lyon Canal Company (“FLCC”), are the fees we pay for our share of the maintenance of canals in the Arkansas River Valley. The fees are approved by the shareholders of the canal company. As of November 30, 2012, we hold approximately 23% of the voting shares of the FLCC of which 4% of those voting shares are being held for sale. In December 2011, the FLCC shareholders approved an increase in the fees from $15.50 per share to $17.00 per share. For calendar year 2013 assessment fees were decreased from $17.00 per share to $15.00 per share which will decrease our overall assessment fees expense by approximately $28,900 from fiscal year 2012 to fiscal year 2013.

Directors fees, including D&O insurance, decreased 6% for the three months ended November 30, 2012 as compared to the three months ended November 30, 2011. These fees are expected to remain consistent year over year.

Costs associated with corporate governance and costs associated with being a publicly traded entity increased 48% due to an increase in the number of press releases and increased financial statement preparation fees for Securities and Exchange Commission (the “SEC”) filings during the three months ended November 30, 2012, as compared to the three months ended November 30, 2011.

Other Income and Expense Items

Table 3 - Other Items
	Three months ended:
	November 30, 2012	November 30, 2011	$ Change	% Change
Income items:
Oil and gas lease income	$103,600	$103,600	$—	0%
Interest income	$8,900	$15,800	$(6,900)	-44%
Expense items:
Depreciation and depletion	$77,600	$75,600	$2,000	3%
Imputed interest	$894,600	$851,400	$43,200	5%
Interest expense	$26,900	$—	$26,900	100%

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

Interest income represents interest earned on the temporary investment of capital in available-for-sale securities, interest accrued on the note payable by the District and interest accrued on the Special Facilities construction proceeds receivable from the County. The decrease is due primarily to a decline of interest rates.

Depreciation and depletion expense increased 3% during the three months ended November 30, 2012 compared to the three months ended November 30, 2011. These expenses are expected to be comparable year over year.

Imputed interest expense is related to the Tap Participation Fee payable to HP A&M. This represents the expensed portion of the difference between the estimated fair value of the payments to be made to HP A&M and the discounted present value of those payments imputed using the effective interest method. The increase in the imputed interest expense is a result of the updated valuation performed during the first quarter of fiscal 2011, which is explained in greater detail in Note 4 – Long-Term Obligations and Operating Lease to the accompanying financial statements.

Interest expense for the quarter ended November 30, 2012 is related to the interest accrued on the $5.3 million in promissory notes issued to acquire the HP A&M debt. No interest expense was incurred in the quarter ended November 30, 2011.

Liquidity, Financial Resources and Financial Condition

At November 30, 2012, our working capital, defined as current assets less current liabilities, was approximately $5.9 million. As of November 30, 2012, we had approximately $5.3 million of cash and cash equivalents and marketable securities. As of the date of the filing of this quarterly report on Form 10-Q, we have an effective shelf registration statement pursuant to which we may elect to sell up to another $4.45 million of stock at any time and from time to time. We believe that as of the date of the filing of this quarterly report on Form 10-Q and as of November 30, 2012, we have sufficient working capital to fund our operations for the next fiscal year.

Arkansas Valley Water Assets

We are obligated to pay the FLCC annual water assessments, and effective with the termination of the Property Management Agreement, we are also responsible for the property taxes on the farms. The FLCC water assessments are the charges assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal. The water assessment payments are payable to the FLCC each calendar year. In fiscal 2012, the FLCC water assessments were increased from the $15.00 per share to $17.00 per share resulting in an increase from $335,000 to $370,300 per year. In December of 2012, the FLCC shareholders voted to approve reducing the water assessment rate from $17.00 per share in 2012 to $15.00 per share in 2013.

ECCV Capacity Operating System

Pursuant to a 1982 contractual right, the District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than ten miles of buried water pipeline located on the “Lowry Range” as defined in the 2012 Annual Report. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as the District’s service provider and the Export Water Contractor (as defined in the Amended and Restated Water Lease between the District and the Colorado State Board of Land Commissioners), we entered into an agreement to operate and maintain the ECCV facilities allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat monthly fee of $4,667 per month from May 1, 2012 through December 31, 2012, increasing to $8,000 per month from January 1, 2013 through December 31, 2020, and decreasing to $3,000 per month from January 1, 2020 through April 2032. Additionally, we will pay a fee per 1,000 gallons of water produced from ECCV’s system, which would be included in the water usage fees charged to customers.

The Tap Participation Fee

The 69.2 million Tap Participation Fee liability at November 30, 2012, represents the estimated fair value of our obligation to pay HP A&M 20% of our gross proceeds, or the equivalent thereof, from the sale of the next 19,427 water taps we sell and includes $23.6 million of interest which has been imputed since we acquired our Arkansas River assets, recorded using the effective interest method. During the extended term of the Property Management Agreement, we were permitted to allocate 26.9% of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expenses for managing the leases and a reasonable overhead allocation) paid to HP A&M against the Tap Participation Fee. During the three months ended November 30, 2011, we allocated $47,000 to the Tap Participation Fee liability, which was the equivalent of 11 taps. We terminated the Property Management Agreement on August 3, 2012. Thus no Net Revenue was allocated against the Tap Participation Fee liability during the three months ended November 30, 2012 and no Net Revenue will be allocated to the liability in any future period. We did not sell any taps during the three months ended November 30, 2012.

The Tap Participation Fee was reviewed as of November 30, 2012, and no material changes to the November 30, 2011 revaluation were indicated. Payment of the Tap Participation Fee may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.

Property Taxes

We terminated the Property Management Agreement with HP A&M effective August 3, 2012, and we now manage our farm operations. We are also now responsible for the property taxes associated with the land. The expected annual property taxes for calendar year 2012 (due and payable in 2013) are approximately $150,000. As of November 30, 2012, we have accrued $112,500 of the of the estimated $150,000 annual expense.

Summary Cash Flows Table

Table 4 - Summary Cash Flows Table
	Three Months Ended
	November 30, 2012	November 30, 2011	$ Change	% Change
Cash (used) provided by:
Operating acitivites	$(326,900)	$(432,600)	$105,700	-24%
Investing activities	$3,600,000	$695,400	$2,904,600	418%
Financing activities	$(472,000)	$11,600	$(483,600)	-4169%

Changes in Operating Activities

Operating activities include revenues we receive from the sale of wholesale water and wastewater services, costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.

Cash used by operations during the three months ended November 30, 2012 decreased 24% compared to the three months ended November 30, 2011, due to the recording of additional deferred revenue from farm operations, and an increase in accounts payable and accrued liabilities which was partially offset by an increase in trade receivable.

We will continue to provide domestic water and wastewater service to customers in our service area and we will continue to operate and maintain our water and wastewater systems as well as the farm lease operations with our own employees.

Changes in Investing Activities

Investing activities during the three months ended November 30, 2012, consisted of us selling $183,000 of marketable securities and the sale of the 1.5 million pledged shares for $3.5 million which was offset by our investment of $108,000 into the Rangeview water system. Investing activities during the three months ended November 30, 2011, consisted mainly of us investing $39,000 into Sky Ranch, us selling $1.2 million of marketable securities and us investing $426,300 into marketable securities.

Changes in Financing Activities

Financing activities for the three months ended November 30, 2012, consisted mainly of the receipt of $20,500 from the County related to the construction of special facilities in 2006, and $492,000 of cash used to acquire the promissory notes defaulted upon by HP A&M. Financing activities for the three months ended November 30, 2011, consisted of $13,700 in construction proceeds from the County.

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

Revenue Recognition

Our revenues consist mainly of tap fees, monthly service fees, construction revenues, and farm income. As further described in Note 2 – Summary of Significant Accounting Policies to the financial statements included in our 2012 Annual Report, proceeds from tap sales are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. When we construct the infrastructure to be owned by the customer, we recognize tap fees pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the three months ended November 30, 2012 or November 30, 2011.

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

Pursuant to the O&G Lease, during the year ended August 31, 2011, we received up-front payments of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate we own at our Sky Ranch property. We began recognizing the up-front payments from Anadarko as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. During each of the three months ended November 30, 2012 and 2011, we recognized $103,600 of income and royalty related to the up-front payments received pursuant to the O&G Lease.

As of November 30, 2012, we have deferred recognition of $535,400 of income related to the O&G Lease, which is being recognized into income ratably through February 2014.

Historically, we have leased our Arkansas River land and water to tenant farmers under a cash lease model. Pursuant to the Property Management Agreement, HP A&M was to receive the income from the farm leases until 2014. As a result of HP A&M’s default on certain obligations, we terminated the Property Management Agreement. Effective as of August 3, 2012 we are managing the farm operations and we are entitled to receive all income from such operations. We bill our cash lessees twice per year in March and November, which include minimum billings and adjustments based on actual water deliveries by the Fort Lyon Canal Company or receipt revenues based on the sale of crop yields under our crop share leases. We record farm lease income ratably each month based on estimated annual lease income the Company anticipates collecting from its land and water leases. The Company recorded these amounts as receivables, less an estimated allowance for uncollectible accounts.

As of November 30, 2012, the Company has deferred recognition of $121,500 of revenue related to the farm operations, which will be recognized in the second quarter of fiscal 2013.

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

We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. See further discussion regarding our land and water rights assets held for sale in Note 4 – Water Assets to the financial statements included in our 2012 Annual Report.

Our Front Range and Arkansas River Water Rights

We determine the undiscounted cash flows for our Denver based assets and the Arkansas River assets (described below in the Tap Participation Fee section) by estimating tap sales to potential new developments in our service area and to communities along the eastern slope of the Rocky Mountains in Colorado, in the area extending essentially from Ft. Collins on the north to Colorado Springs on the south, generally referred to as the “Front Range,” using estimated future tap fees, less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs, inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2012, and determined that our Rangeview Water Supply (defined in Note 4 – Water Assets to the 2012 Annual Report) and Arkansas River water assets were not impaired and their costs were deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g. Sky Ranch and the Lowry Range, which are described in Note 4 – Water Assets to the 2012 Annual Report) as well as in surrounding areas, including the Front Range and the I-70 corridor. We estimate that we have the ability to provide wholesale water service to approximately 180,000 Single Family Equivalents (“SFE’s”) using our combined Rangeview Water Supply and Arkansas River water assets which have a carrying value of approximately $88.5 million as of November 30, 2012. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $22,500 and estimated gross margins, we estimate that we would need to sell the following number of new water connections to recover the costs of our Rangeview Water Supply and our Arkansas River water assets:

•	At current tap fees: we estimate we would need to add 8,300 new wholesale water connections, requiring 5.7% of our water portfolio;

•	If tap fees increase 5.0%: we estimate we would need to add 7,900 new wholesale water connections, requiring 5.4% of our water portfolio;

•	If tap fees decrease 5%: we estimate we would need to add 8,700 new wholesale water connections, requiring 5.9 % of our portfolio.

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

We updated the estimated discounted cash flow analysis as of September 1, 2011. The Tap Participation Fee was reviewed as of August 31, 2012, and no material changes to the September 1, 2011 revaluation were indicated. Actual new home development in our service area and actual future tap fees inevitably will vary significantly from our estimates which could have a material impact on our financial statements as well as our results of operations. An important component in our estimate of the value of the Tap Participation Fee, which is based on historical trends, is that we reasonably expect water tap fees to continue to increase in the coming years. Tap fees are market based and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees are thus partially indicative of the increasing value of our water assets. We continue to assess the value of the Tap Participation Fee liability and update its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee. Pursuant to the terms of the Asset Purchase Agreement dated May 10, 2006 (the “Arkansas River Agreement”), we may be entitled to a reduction in the Tap Participation Fee due to the default by HP A&M. However, since we are involved in litigation with HP A&M (as described in Note 9- Litigation Loss Contingencies to the accompanying financial statements), we are not able to estimate what reduction (if any) to the Tap Participation Fee will be available.

Land and Water Shares Held for Sale

During fiscal 2012, management decided to sell certain farms in order to have cash flows sufficient to acquire the notes defaulted upon by HP A&M and to meet the future obligations on the promissory notes the Company issued to purchase the defaulted notes owed by HP A&M. Management has entered into contracts to sell 1,486 acres of land along with 3,377 FLCC shares associated with this land. The assets held for sale total $5.7 million, which is the lower of cost or fair value less cost to sell.

Promissory Notes Payable by HP A&M, in Default

60 of the 80 properties we acquired from HP A&M are subject to outstanding promissory notes payable to third parties with principal and accrued interest totaling $9.6 million and $9.1 million at August 31, 2012 and November 30, 2012, respectively. These promissory notes are secured by deeds of trust on our properties and water rights, as well as mineral interests, up to 25% of which are owned by us and up to 75% of which are currently owned by HP A&M. We did not assume any of these promissory notes and are not legally responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. In the event of default by HP A&M, at our sole discretion, we may make payments on any or all of the notes and cure any or all of the defaults. If we does not cure the defaults, it will lose the properties and water rights securing the defaulted notes.

During our fiscal year ended August 31, 2012, HP A&M defaulted on over 50% of the promissory notes and informed us that it does not intend to pay any of the amounts owed on the remaining notes. HP A&M owed approximately $9.6 million of principal and accrued interest at the time of default. These promissory notes are secured by approximately 14,000 acres of land and 16,882 FLCC shares representing water rights we own.

On July 2, 2012, we formally notified HP A&M that its failure to pay the promissory notes constituted an Event of Default under the Seller Pledge Agreement (as defined below) and a default of a material covenant under the Arkansas River Agreement. We informed HP A&M that unless such defaults were cured within thirty days, the Property Management Agreement would be terminated and we would proceed to exercise certain rights and remedies under the Arkansas River Agreement, the Seller Pledge Agreement, and the Property Management Agreement to protect our assets. Our remedies at law and under the Arkansas River Agreement and related agreements include, but are not limited to, the right to (i) foreclose on 1,500,000 shares of Pure Cycle common stock issued to HP A&M and the proceeds therefrom (the “Pledged Shares”) which were pledged by HP A&M pursuant to a pledge agreement (the “Seller’s Pledge Agreement”) to secure the payment and performance by HP A&M of the promissory notes described above; (ii) reduce the Tap Participation Fee; (iii) terminate the Property Management Agreement; and (iv) recover damages caused by the defaults, including certain costs and attorneys’ fees.

On August 3, 2012, we formally terminated the Property Management Agreement. On September 27, 2012, the Pledged Shares were sold at auction in a foreclosure sale for $2.35 per share, yielding approximately $3.42 million of proceeds to us (net of fees of $110,000). Pursuant to the Arkansas River Agreement, we may be entitled to reduce the Tap Participation Fee and recover damages caused by the defaults, including certain costs and attorneys’ fees. We intend to pursue such remedies over the next 12 months.

Share-based compensation

We estimate the fair value of share-based payment awards made to key employees and directors on the date of grant using the Black-Scholes option-pricing model. We then expense the fair value over the vesting period of the grant using a straight-line expense model. The fair value of share-based payments requires management to estimate/calculate various inputs such as the volatility of the underlying stock, the expected dividend rate, the estimated forfeiture rate and an estimated life of each option. These assumptions are based on historical trends and estimated future actions of option holders and may not be indicative of actual events which may have a material impact on our financial statements. See Note 8 – Shareholder’s Equity of the 2012 Annual Report for further details on share-based compensation expense.

Recently Adopted and Issued Accounting Pronouncements

See Note 1 – Presentation of Interim Information to the accompanying financial statements for a discussion of recently adopted and issued accounting pronouncements.

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include, among others, statements we make regarding:

•	the impact of housing and economic cycles on the number of connections we can serve with our water;

•	the number of new water connections needed to recover the costs of our Rangeview Water Supply and Arkansas River water assets;

•	increases in future water tap fees;

•	the amount of the “Tap Participation Fee” liability;

•	the sufficiency of our working capital and financing sources to fund our operations;

•	impairments in carrying amounts of long-lived assets;

•	changes in unrecognized tax positions;

•	forfeitures of option grants and vesting of non-vested options;

•	the impact of new accounting pronouncements;

•	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting;

•	plans for the use and development of our water assets;

•	our plans to provide water for drilling and “fracking” oil and gas wells;

•	expected development and growth in the area referred to as the “Front Range,” of Colorado;

•	management of farms and the generation of revenues from such management;

•	loss of properties and water rights due to the failure to cure defaults by HP A&M;

•	claims of HP A&M against the Company;

•	litigation with the Land Board and HP A&M; and

•	our ability to reduce the Tap Participation Fee and recover damages from HP A&M.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We are not able to predict all factors that may affect future results. We cannot assure you that any of our expectations will be realized. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation: the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K; the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability; population growth; employment rates; general economic conditions; the market price of water; changes in customer consumption patterns; changes in applicable statutory and regulatory requirements; changes in governmental policies and procedures; uncertainties in the estimation of water available under decrees; uncertainties in the estimation of costs of delivery of water and treatment of wastewater; uncertainties in the estimation of the service life of our systems; uncertainties in the estimation of costs of construction projects; the strength and financial resources of our competitors; our ability to find and retain skilled personnel; climatic and weather conditions, including floods, droughts and freezing conditions; labor relations; turnover of elected officials and delays caused by political concerns and governmental procedures; availability and cost of labor, material and equipment; delays in anticipated permit and construction dates; engineering and geological problems; environmental risks and regulations; our ability to raise capital; our ability to negotiate contracts with new customers; uncertainties in water court rulings; outcome of litigation; and other factors discussed from time to time in our press releases, public statements and documents filed or furnished with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by these cautionary statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

General

Pure Cycle has limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of November 30, 2012, the majority of our capital is invested in certificates of deposit with stated maturities and locked interest rates and, therefore, is not subject to interest rate fluctuations. We have no investments denominated in foreign country currencies and, therefore, our investments are not subject to foreign currency exchange risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of November 30, 2012, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6.	Exhibits

Exhibits

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from our Quarterly Report on Form 10-Q for the period ending November 30, 2012, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the balance sheets as of November 30, 2012 and November 30, 2011, (ii) the statements of operations for the three months ended November 30, 2012 and 2011, (iii) the statements of cash flows for the three months ended November 30, 2012 and 2011, and (iv) the notes to the financial statements, tagged as blocks of text.*+

*	Filed herewith.
+	In accordance with Rule 406T of Regulation S-T, information in Exhibit 101 is “furnished” and not “filed”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Mark W. Harding
Mark W. Harding President and Chief Financial Officer January 14, 2013