Form 10-Q
period 2013-02-28
PURE CYCLE CORP
filed 2013-04-12
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 12, 2013:

Common stock, 1/3 of $.01 par value	24,037,596
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

PURE CYCLE CORPORATION

BALANCE SHEETS

	February 28, 2013	August 31, 2012
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$4,365,933	$1,623,517
Marketable securities	62,056	1,101,367
Trade accounts receivable, net	304,018	135,458
Current portion of receivable from HP A&M	6,448,819	4,456,857
Prepaid expenses	311,187	279,782
Current portion of construction proceeds receivable	68,526	64,783

Total current assets	11,560,539	7,661,764
Investments in water and water systems, net	88,484,971	88,510,359
Land – Sky Ranch	3,773,247	3,778,464
Land and water held for sale	5,748,630	5,748,630
Construction proceeds receivable, less current portion	190,217	226,879
Note receivable – related party:
Rangeview Metropolitan District, including accrued interest	549,915	543,945
Receivable from HP A&M, less current portion	—	5,093,365
Other assets	14,636	18,671

Total assets	$110,322,155	$111,582,077

LIABILITIES:
Current liabilities:
Accounts payable	$155,483	$261,383
Current portion of promissory notes payable	5,232,195	5,340,890
Accrued liabilities	395,250	172,630
Deferred revenues	65,384	65,384
Deferred oil and gas lease payment	414,480	414,480

Total current liabilities	6,262,792	6,254,767
Deferred revenues, less current portion	1,264,913	1,297,605
Deferred oil and gas lease payment, less current portion	17,270	224,510
Promissory notes payable, less current portion	3,614,316	4,209,329
Participating Interests in Export Water Supply	1,199,117	1,208,928
Tap Participation Fee payable to HP A&M, net of $43 million and $45 million discount, respectively	69,813,931	68,269,176

Total liabilities	82,172,339	81,464,315

Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B – par value $.001 per share; 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share; 40 million shares authorized; 24,037,596 shares outstanding both periods presented	80,130	80,130
Additional paid-in capital	103,443,920	103,420,870
Accumulated comprehensive loss	56	(1,081)
Accumulated deficit	(75,374,723)	(73,382,590)

Total shareholders’ equity	28,149,816	30,117,762

Total liabilities and shareholders’ equity	$110,322,155	$111,582,077

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended:
	February 28, 2013	February 29, 2012
Revenues:
Metered water usage	$104,309	$24,439
Wastewater treatment fees	10,556	11,582
Farm operations	305,188	—
Special facility funding recognized	10,377	10,377
Water tap fees recognized	3,574	3,574
Other	501	—

Total revenues	434,505	49,972

Expenses:
Water service operations	(52,117)	(12,596)
Wastewater service operations	(4,615)	(4,585)
Farm operations	(26,630)	—
Depletion and depreciation	(22,169)	(22,063)
Other	(19,820)	—

Total cost of revenues	(125,351)	(39,244)

Gross margin	309,154	10,728
General and administrative expenses	(559,794)	(583,730)
Depreciation	(54,362)	(55,020)

Operating loss	(305,002)	(628,022)
Other income (expense):
Oil and gas lease income, net	103,620	103,618
Interest income	7,504	13,791
Other	2,386	9,414
Interest expense	(73,093)	—
Interest imputed on the Tap Participation Fee payable to HP A&M	(650,107)	(862,400)

Net loss	(914,692)	(1,363,599)
Unrealized gain on marketable securities	2,072	1,007

Comprehensive Loss	$(912,620)	$(1,362,592)

Net loss per common share – basic and diluted	$(0.04)	$(0.06)

Weighted average common shares outstanding – basic and diluted	24,037,596	24,037,596

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Six Months Ended:
	February 28, 2013	February 29, 2012
Revenues:
Metered water usage	$150,927	$66,000
Wastewater treatment fees	21,315	23,629
Farm operations	667,850	—
Special facility funding recognized	20,754	20,754
Water tap fees recognized	7,147	7,148
Other	4,930	—

Total revenues	872,923	117,531

Expenses:
Water service operations	(78,269)	(31,717)
Wastewater service operations	(7,944)	(10,515)
Farm operations	(46,100)	—
Depletion and depreciation	(44,316)	(44,190)
Other	(20,672)	—

Total cost of revenues	(197,301)	(86,422)

Gross margin	675,622	31,109
General and administrative expenses	(1,141,651)	(1,183,231)
Depreciation	(109,827)	(108,492)

Operating loss	(575,856)	(1,260,614)
Other income (expense):
Oil and gas lease income, net	207,240	207,238
Interest income	19,667	29,578
Other	4,781	12,264
Interest expense	(103,210)	—
Interest imputed on the Tap Participation Fee payable to HP A&M	(1,544,755)	(1,713,800)

Net loss	(1,992,133)	(2,725,334)
Unrealized gain on marketable securities	1,137	3,435

Comprehensive Loss	$(1,990,996)	$(2,721,899)

Net loss per common share – basic and diluted	$(0.08)	$(0.11)

Weighted average common shares outstanding – basic and diluted	24,037,596	24,037,596

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	February 28, 2013	February 29, 2012
Cash flows from operating activities:
Net loss	$(1,992,133)	$(2,725,334)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest on Tap Participation Fee payable to HP A&M	1,544,755	1,713,800
Depreciation, depletion and other non-cash items	156,070	155,210
Interest accrued on agriculture land promissory notes	102,389	—
Stock-based compensation expense	23,050	40,115
Interest added to receivable from Rangeview Metropolitan District	(5,970)	(6,003)
Interest added to construction proceeds receivable	(8,179)	(10,092)
Changes in operating assets and liabilities:
Trade accounts receivable	(168,560)	52,337
Prepaid expenses	(31,405)	28,732
HP A&M Receivable	(313,597)	—
Accounts payable and accrued liabilities	116,720	(54,966)
Deferred revenues	(32,692)	—
Deferred income- oil & gas lease	(207,240)	(235,141)

Net cash used by operating activities	(816,792)	(1,041,342)

Cash flows from investing activities:
Sales and maturities of marketable securities	1,039,311	2,316,749
Purchase of marketable securities	—	(1,234,244)
Investments in water, water systems, and land	(120,293)	(53,715)
Proceeds from sale of collateral stock	3,415,000	—

Net cash provided by investing activities	4,334,018	1,028,790

Cash flows from financing activities:
Arapahoe County construction proceeds	41,098	34,249
Payments to contingent liability holders	(9,811)	(3,100)
Payments made on promissory notes payable	(806,097)	—

Net cash (used in) provided by financing activities	(774,810)	31,149

Net change in cash and cash equivalents	2,742,416	18,597
Cash and cash equivalents – beginning of period	1,623,517	71,795

Cash and cash equivalents – end of period	$4,365,933	$90,392

See Accompanying Notes to Financial Statements

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The February 28, 2013 balance sheet, the statements of comprehensive loss for the three and six months ended February 28, 2013 and February 29, 2012, respectively and the statements of cash flows for the six months ended February 28, 2013 and February 29, 2012, respectively, have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at February 28, 2013, and for all periods presented have been made appropriately.

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

Cash and cash equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a high quality financial institution in an account which at various times during the six months ended February 28, 2013, exceeded federally insured limits. At various times during the three and six months ended February 28, 2013, the Company’s main operating account exceeded federally insured limits.

Financial Instruments – Concentration of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and marketable securities. The Company places it’s cash equivalents and investments with high quality financial institutions. The Company invests its cash primarily in certificates of deposits, money market instruments, and U.S. government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Current Assets and Liabilities – The amounts reported on the balance sheets for cash and cash equivalents, trade receivables, and trade payables approximate their fair values because of the short maturity of these instruments.

The amounts reported on the balance sheets for marketable securities represent the fair values of the underlying instruments as reported by the financial institutions where the funds are held as of February 28, 2013 and August 31, 2012. The Company has recorded an accumulated net unrealized gain on its marketable securities of $56 and an accumulated net unrealized loss on its marketable securities of $1,081 as of February 28, 2013 and August 31, 2012, respectively. The unrealized gain and loss were the result of changes in interest rates in the market.

Notes Receivable and Construction Proceeds Receivable – The amounts reported on the balance sheets for notes receivable and construction proceeds receivable approximate fair value as they bear interest at rates which are comparable to current market rates.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2013

The fair value of the Note Receivable – related party Rangeview Metropolitan District (the “District”) is not practical to estimate due to the related party nature of the underlying transaction.

Receivable from HP A&M – As described in Note 4 – Long-Term Obligations and Operating Lease below, High Plains A&M, LLC (“HP A&M”) defaulted on certain promissory notes payable to third parties which are secured by real property and water rights owned by the Company. To protect its property and water rights, the Company has purchased certain of the HP A&M notes. The Company has the right to recover from HP A&M all costs and expenses, including reasonable attorneys’ fees, incurred by the Company in curing the defaulted notes and in protecting its right and title to the property and water rights securing the notes. The Company has recorded the entire amount of the HP A&M notes purchased by the Company and the value of remaining notes the Company is currently negotiating to purchase as a receivable from HP A&M net of the $3.4 million in proceeds received from the sale of shares held as pledged assets. The short term portion of the receivable represents the amount of the defaulted promissory notes payable by HP A&M which were purchased by the Company as of February 28, 2013, due within the next 12 months. The carrying value of the accounts receivable approximate the fair value as the rates are comparable to market rates.

Long-term Financial Liabilities – The Comprehensive Amendment Agreement No. 1 (the “CAA” as further described in Note 4 – Long-Term Obligations and Operating Lease below) is comprised of a recorded balance and an off-balance sheet or “contingent” obligation associated with the Company’s acquisition of its “Rangeview Water Supply” (defined in Note 4 – Water Assets to the 2012 Annual Report). The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (defined in Note 4 – Water Assets to the 2012 Annual Report). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value.

The recorded balance of the “Tap Participation Fee” liability (as described below and in Note 4 - Long-Term Obligations and Operating Lease below) is its estimated fair value determined by projecting new home development in the Company’s targeted service area over an estimated development period.

Notes Payable – As of February 28, 2013, the Company has acquired approximately $5.8 million of the $9.6 million of promissory notes that are payable by HP A&M to third parties. Subsequent to February 28, 2013, the Company purchased an additional $385,100 of promissory notes. To date these promissory notes were acquired with cash payments of $887,400 and the issuance of notes by the Company, the majority of which have a five-year term, bear interest at an annual rate of five percent (5%), and require semi-annual payments with a straight-line amortization schedule. The carrying value of the notes payable approximate the fair value as the rates are comparable to market rates.

Tap Participation Fee

This note should be read in conjunction with Note 4 – Long-Term Obligations and Operating Lease below.

Pursuant to the Asset Purchase Agreement (the “Arkansas River Agreement”) dated May 10, 2006, the Company is obligated to pay HP A&M a defined percentage of a defined number of water tap fees the Company receives after the date of the Arkansas River Agreement. A Tap Participation Fee is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the three or six months ended February 28, 2013 or February 29, 2012.

The Company imputes interest expense on the unpaid Tap Participation Fee using the effective interest method over an estimated period which is utilized in the valuation of the liability. The Company imputed interest of $650,100 and $862,400 during the three months ended February 28, 2013 and February 29, 2012, respectively. The Company imputed interest of $1,544,800 and $1,713,800 during the six months ended February 28, 2013 and February 29, 2012, respectively.

At February 28, 2013, there remain 19,427 water taps subject to the Tap Participation Fee.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2013

Revenue Recognition

Tap and Construction Fees – In August 2005, the Company entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”). In fiscal 2006, the Company began recognizing water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2012 Annual Report) constructed to provide service to the County. The Company recognized $3,600 of water tap fee revenues during each of the three months ended February 28, 2013 and February 29, 2012, respectively. The Company recognized $7,100 of water tap fee revenues during each of the six months ended February 28, 2013 and February 29, 2012, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the CAA as further described in Note 4 – Long-Term Obligations and Operating Lease below.

The Company recognized $10,400 of “Special Facilities” (defined in the 2012 Annual Report) funding as revenue during each of the three months ended February 28, 2013 and February 29, 2012, respectively. The Company recognized $20,800 of Special Facilities funding as revenue during each of the six months ended February 28, 2013 and February 28, 2012, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 4 – Water Assets to the 2012 Annual Report.

As of February 28, 2013, the Company has deferred recognition of $1.3 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

Farm Operations – The Company leases its Arkansas River water and land to area farmers who actively farm the properties. Prior to August 3, 2012, pursuant to a property management agreement between HP A&M and the Company (the “Property Management Agreement”), HP A&M received a management fee equal to 100% of the income from the land and water leases. As a result, the Company presented its land and water lease income net of the management fees paid to HP A&M. Effective August 3, 2012, the Company terminated the Property Management Agreement due to a default by HP A&M on certain promissory notes secured by deeds of trust on the land and water purchased by the Company from HP A&M in 2006. As of August 3, 2012, the Company manages the land and water leases and the income from the land and water leases became payable to the Company. Pursuant to the farm lease agreements, the Company bills the lessees semi-annually in March and November. The lease billings include minimum billings and adjustments based on actual water deliveries by the Fort Lyon Canal Company (“FLCC”) or are based on crop yields. Subsequent to August 3, 2012, the Company records farm lease income ratably each month based on estimated annual lease income the Company anticipates collecting from its land and water leases. The Company recorded these amounts as receivables, less an estimated allowance for uncollectible accounts. The allowance as of February 28, 2013, was determined by the Company’s specific review of all past due accounts. The Company has recorded allowances for doubtful accounts totaling $41,000 and $20,000 as of February 28, 2013 and August 31, 2012, respectively. The Company manages the farm lease business as a separate line of business from the wholesale water and wastewater business.

Royalty and other obligations – Revenues from the sale of Export Water are shown net of royalties payable to the Land Board. Revenues from the sale of water on the “Lowry Range” (described in Note 4 – Water Assets to the 2012 Annual Report) are shown net of the royalties to the Land Board and the amounts retained by the District.

Oil and Gas Lease Payments – As further described in Note 2 – Summary of Significant Accounting Policies to the 2012 Annual Report, on March 10, 2011, the Company entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”), a wholly owned subsidiary of Anadarko Petroleum Company. In December of 2012 the O&G lease was purchased by a wholly owned subsidiary of ConocoPhillips Company. Pursuant to the O&G Lease, during the year ended August 31, 2011, the Company received up-front payments of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its “Sky Ranch” property (described in Note 4 – Water Assets to the 2012 Annual Report). The Company began recognizing the up-front payments as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. During each of the three months ended February 28, 2013 and February 29, 2012, the Company recognized $103,600 of income and royalty related to the up-front payments received pursuant to the O&G Lease. During each of the six months ended February 28, 2013 and February 29, 2012, the Company recognized $207,200 of income and royalty related to the up-front payments received pursuant to the O&G Lease.

As of February 28, 2013, the Company has deferred recognition of $431,800 of income related to the O&G Lease, which will be recognized into income ratably through March 2014.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2013

Capitalized Costs of Water and Wastewater Systems and Depletion and Depreciation of Water Assets

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

Share-based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company records share-based compensation costs as expense over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options has no impact on the income tax provisions.

The Company recognized $12,500 and $21,400 of share-based compensation expense during the three months ended February 28, 2013 and February 29, 2012, respectively. The Company recognized $23,100 and $40,100 of share-based compensation expense during the six months ended February 28, 2013 and February 29, 2012, respectively.

Income taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits as of February 28, 2013.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2010 through fiscal 2012. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At February 28, 2013, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three or six months ended February 28, 2013 and February 29, 2012.

Loss per Common Share

Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 247,600 and 275,100 common share equivalents were outstanding as of February 28, 2013 and February 29, 2012, respectively, and have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financial statements properly reflect the change.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011 (September 1, 2012 for the Company). The adoption of ASU 2011-05 did not have a material impact on its results of operations, financial condition or cash flows.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2013

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02). ASU 2013-02 finalizes Proposed ASU No. 2012-240, and seeks to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012 (September 1, 2013 for the Company). The adoption of ASU 2013-02 will not have a material impact on its results of operations, financial condition or cash flows.

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

Level 1 – Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had none of these instruments at February 28, 2013.

Level 2 – Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had one Level 2 asset at February 28, 2013, its marketable securities. The value of the Company’s marketable securities is based on observable market data obtained from the financial institutions at which the marketable securities are held.

Level 3 – Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at February 28, 2013, the Tap Participation Fee liability, which is described in greater detail in Note 4 – Long-Term Obligations and Operating Lease below.

The Company maintains policies and procedures to value instruments using the best and most relevant data available.

The Company’s non-financial assets measured at fair value on a non-recurring basis consist entirely of its investments in water and water systems and other long-lived assets. See Note 3 – Investment in Water, Water Systems, Land and Improvements below.

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

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2013

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of February 28, 2013:

			Fair Value Measurement Using
		Cost / Other	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Unrealized
	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)	Gain
Marketable securities	$62,056	$62,000	$—	$62,056	$—	$56
Tap Participation Fee liability	$69,814,000	$69,814,000	$—	$—	$69,814,000	$—

Although not required, the Company deems the following table, which presents the changes in the Tap Participation Fee for the six months ended February 28, 2013, to be helpful to the users of its financial statements:

	Fair Value Measurement using Significant Unobservable Inputs (Level 3)
	Gross Estimated Tap Participation Fee Liability	Tap Participation Fee Reported Liability	Discount - to be imputed as interest expense in future periods
Balance at August 31, 2012	$112,958,000	$68,269,200	$44,688,800
Total gains and losses (realized and unrealized):	—	—	—
Imputed interest recorded as “Other Expense”	—	1,544,800	(1,544,800)
Transfers in and/or out of Level 3	—	—	—

Balance at February 28, 2013	$112,958,000	$69,814,000	$43,144,000

NOTE 3 – INVESTMENTS IN WATER, WATER SYSTEMS, LAND AND IMPROVEMENTS

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 – Water Assets to the 2012 Annual Report. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three and six months ended February 28, 2013.

The Company’s water, water systems, land and improvements consist of the following costs and accumulated depreciation and depletion at February 28, 2013 and August 31, 2012:

	February 28, 2013		August 31, 2012
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Arkansas River Valley assets	$69,112,300	$(1,401,800)	$69,112,300	$(1,315,900)
Rangeview water supply	14,496,400	(7,400)	14,376,100	(7,100)
Sky Ranch water rights and other costs	3,926,500	(65,300)	3,924,100	(50,800)
Fairgrounds water and water system	2,899,900	(578,500)	2,899,900	(534,500)
Rangeview water system	167,700	(70,100)	167,700	(67,600)
Water supply – other	25,600	(20,300)	25,600	(19,400)

Totals	90,628,400	(2,143,400)	90,505,700	(1,995,300)

Net investments in water and water systems	$88,485,000		$88,510,400
Sky Ranch land and improvements, net	$3,773,300		$3,778,500

Total net investments in water, water systems, land and improvements	$92,258,300		$92,288,900

Capitalized terms in this section not defined herein are defined in Note 4 – Water Assets to the 2012 Annual Report.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2013

Depletion and Depreciation. The Company recorded $100 of depletion charges during each of the three month periods ended February 28, 2013 and February 29, 2012, respectively. The Company recorded $200 of depletion charges during each of the six month periods ended February 28, 2013 and February 29, 2012, respectively. This related entirely to the Rangeview Water Supply. No depletion is taken against the Arkansas River water or Sky Ranch Water Supply because the water located at these locations is not yet being utilized for its intended purpose as of February 28, 2013.

The Company recorded $76,400 and $77,000 of depreciation expense during the three months ended February 28, 2013 and February 29, 2012, respectively. The Company recorded $153,900 and $152,700 of depreciation expense during the six months ended February 28, 2013 and February 29, 2012, respectively.

Land and Water Shares Held for Sale. During fiscal 2012, management decided to sell certain farms in order to have cash flows sufficient to acquire the notes defaulted upon by HP A&M and to meet the future obligations on the promissory notes the Company issued to purchase the defaulted notes owed by HP A&M. Management has entered into contracts to sell 1,486 acres of land along with 3,377 FLCC shares associated with this land. The assets held for sale total $5.7 million, which is the lower of cost or fair value less cost to sell.

NOTE 4 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

The Participating Interests in Export Water Supply and the Tap Participation Fee payable to HP A&M are obligations of the Company that have no scheduled maturity dates. Therefore, these liabilities are not disclosed in tabular format, but they are described below.

Participating Interests in Export Water Supply

The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990’s. The acquisition was consummated with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of $11.1 million, which represented the cash the Company received from the participating interest holders that was used to purchase the Company’s Export Water (described in greater detail in Note 4 – Water Assets to the 2012 Annual Report). The Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders in return for their initial $11.1 million investments. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability was not reflected on the Company’s balance sheet because the obligation to pay this is contingent on the sale of Export Water, the amounts and timing of which are not reasonably determinable.

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

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2013

In fiscal years 2007 and 2008, in order to reduce the long term impact of the CAA, the Company repurchased various portions of the CAA obligations in priority. The Company did not make any CAA acquisitions during the three or six months ended February 28, 2013 and February 29, 2012. As a result of the acquisitions, and due to the sale of Export Water, as detailed in the table below, the remaining potential third party obligation at February 28, 2013, is $3.4 million:

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third party Obligation	Paticipating Interests Liability	Contingency
Original balances	$—	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2012:
Acquisitions	—	28,077,500	(28,077,500)	(9,790,000)	(18,287,500)
Option payments – Sky Ranch and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees *	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	111,300	(77,900)	(33,400)	(12,100)	(21,300)

Balance at August 31, 2012	754,700	27,802,700	3,468,800	1,208,900	2,259,900
Fiscal 2013 activity:
Export Water sale payments	93,900	(65,700)	(28,200)	(9,800)	(18,400)

Balance at February 28, 2013	$848,600	$27,737,000	$3,440,600	$1,199,100	$2,241,500

*	The Arapahoe County tap fees are less $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first three payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive $5.1 million of the first priority payout (the remaining entire first priority payout totals $7.3 million as of February 28, 2013).

Arkansas River Agreement Obligations

The Tap Participation Fee. The $69.8 million Tap Participation Fee liability at February 28, 2013, represents the estimated discounted fair value of the Company’s obligation to pay HP A&M 20% of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 19,427 water taps sold by the Company. Initially the obligation was to pay 10% of the Company’s gross proceeds, or the equivalent thereof, from the sale of 40,000 water taps sold after the date of the Arkansas River Agreement. The 40,000 water taps were reduced to 19,427 water taps as a result of (i) sales of Arkansas River Valley land in 2006 and 2009, (ii) the sale of unutilized water rights owned by the Company in the Arkansas River Valley in 2007, (iii) the election made by HP A&M, effective September 1, 2011, pursuant to the Arkansas River Agreement, to increase the Tap Participation Fee percentage from 10% to 20%, and to take a corresponding 50% reduction in the number of taps subject to the Tap Participation Fee, and (iv) the allocation of 26.9% of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expanses for managing the leases and a reasonable overhead allocation) received by HP A&M from management of the farm leasing operations.

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

•

Population growth rates for Colorado and the Front Range. Population growth rates were utilized to predict anticipated growth along the Front Range, which was used to predict an estimated number of new homes necessary to house the increased population.

•	The Consumer Price Index since the 1980’s, which was utilized to project estimated future water tap fees.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2013

Utilizing this historical information, the Company projected an estimated new home development pattern in its targeted service area sufficient to cover the sale of the water taps subject to the Tap Participation Fee at the date of the revaluation, which was September 1, 2011. The estimated proceeds generated from the sale of those water taps resulted in estimated payments to HP A&M over the life of the projected development period of $120.6 million, which is an increase of $7.5 million from the previous valuation completed in fiscal 2009. The estimated payments to HP A&M are then discounted to the current valuation date and the difference between the amount reflected on the Company’s balance sheet at the valuation date and the total estimated payments is imputed as interest expense over the estimated development time using the effective interest method. The implied interest rate for the most recent valuation was 5.3% which was a 1.0% decrease from the prior valuation completed in fiscal 2009. Based on review of the underlying assumptions used in the Tap Participation Fee valuation as of September 1, 2011, there have not been any material changes to these assumptions and therefore no revaluation of the Tap Participation Fee is deemed necessary.

The $69.8 million balance at February 28, 2013, includes $24.2 million of interest which has been imputed since the acquisition date, recorded using the effective interest method. Payment of the Tap Participation Fee may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.

Actual new home development in the Company’s service area and actual future tap fees inevitably will vary significantly from the Company’s estimates, which could have a material impact on the Company’s financial statements. An important component in the Company’s estimate of the value of the Tap Participation Fee, which is based on historical trends, is that the Company reasonably expects water tap fees to continue to increase in the coming years. Tap fees are market based and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees thus are partially indicative of the increasing value of the Company’s water assets. The Company continues to assess the value of the Tap Participation Fee liability and updates its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee.

Promissory Notes Payable by HP A&M in Default. 60 of the 80 properties the Company originally acquired from HP A&M are subject to outstanding promissory notes payable to third parties that are secured by deeds of trust on the Company’s properties and water rights, as well as mineral interests. During the Company’s fiscal year ended August 31, 2012, HP A&M defaulted on over 50% of the promissory notes and informed the Company that it does not intend to pay any of the amounts owed on the remaining notes. HP A&M owed approximately $9.6 million of principal and accrued interest at the time of default. These promissory notes are secured by approximately 14,000 acres of land and 16,882 FLCC shares representing water rights owned by the Company.

On July 2, 2012, the Company formally notified HP A&M that its failure to pay the promissory notes constituted an Event of Default under the Seller Pledge Agreement (as defined below) and a default of a material covenant under the Arkansas River Agreement. The Company informed HP A&M that unless such defaults were cured within thirty days, the Property Management Agreement would be terminated and the Company would proceed to exercise certain rights and remedies under the Arkansas River Agreement, the Seller Pledge Agreement, and the Property Management Agreement to protect its assets. The Company’s remedies at law and under the Arkansas River Agreement and related agreements include, but are not limited to, the right to (i) foreclose on 1,500,000 shares of Pure Cycle common stock issued to HP A&M and the proceeds therefrom (the “Pledged Shares”) which were pledged by HP A&M pursuant to a pledge agreement (the “Seller Pledge Agreement”) to secure the payment and performance by HP A&M of the promissory notes described above; (ii) reduce the Tap Participation Fee; (iii) terminate the Property Management Agreement; and (iv) recover damages caused by the defaults, including certain costs and attorneys’ fees.

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

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2013

To protect its land and water interests, during the six months ended February 28, 2013, the Company purchased approximately $5.8 million of the $9.6 million notes payable by HP A&M. HP A&M continues to be liable for making the required payments on the notes, and the Company is pursuing remedies to recover the costs and expenses, including reasonable attorneys’ fees, incurred by the Company in protecting the rights and title to the land and water rights securing the notes payable by HP A&M, including the costs incurred in purchasing the notes defaulted on by HP A&M. HP A&M owed approximately $8.8 million and $9.6 million at February 28, 2013 and August 31, 2012, respectively.

Operating Lease

Effective December 18, 2012, the Company entered into an operating lease for 1,200 square feet of office space. The lease has a two year term with payments of $1,540 per month.

NOTE 5 – SHAREHOLDERS’ EQUITY

The Company maintains the 2004 Incentive Plan (the “Equity Plan”), which was approved by shareholders in April 2004. Executives, eligible employees, consultants and non-employee directors are eligible to receive options and stock grants pursuant to the Equity Plan. Pursuant to the Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. At February 28, 2013, the Company had 1,318,311 common shares remaining that can be granted to eligible participants pursuant to the Equity Plan.

The following table summarizes the stock option activity for the Equity Plan for the six months ended February 28, 2013:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Oustanding at beginning of period (Aug. 31, 2012)	215,000	$5.88
Granted	32,500	3.15
Exercised	—	—
Forfeited or expired	—	—

Outstanding at February 28, 2013	247,500	5.52	6.4	$161,475

Options exercisable at February 28, 2013	205,000	$6.03	5.5	$114,165

The following table summarizes the activity and value of non-vested options as of and for the six months ended February 28, 2013:

	Number of Options	Weighted- Average Grant Date Fair Value
Non-vested options oustanding at beginning of period	22,500	$1.72
Granted	32,500	2.36
Vested	(12,500)	1.50
Forfeited	—	—

Options not vested at February 28, 2013	42,500	$2.28

All non-vested options are expected to vest. The total fair value of options vested during the three and six months ended February 28, 2013 and February 29, 2012 was $18,800 and $38,900, respectively.

Stock-based compensation expense for the three months ended February 28, 2013 and February 29, 2012, was $12,500 and $21,300, respectively. Stock-based compensation expense for the six months ended February 28, 2013 and February 29, 2012, was $23,100 and $40,100, respectively.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2013

At February 28, 2013, the Company had unrecognized expenses relating to non-vested options that are expected to vest totaling $70,400 which have a weighted average life of less than 1 year. The Company has not recorded any excess tax benefits to additional paid-in capital.

NOTE 6 – RELATED PARTY TRANSACTIONS

On December 16, 2009, the Company entered into a Participation Agreement with the District, whereby the Company agreed to provide funding to the District in connection with the District joining the South Metro Water Supply Authority (“SMWSA”). During the three months ended February 28, 2013 and February 29, 2012 the Company provided $38,600 and $15,000 of funding to the District pursuant to the Participation Agreement, respectively. During the six months ended February 28, 2013 and February 29, 2012, the Company provided $39,600 and $40,400 of funding to the District pursuant to the Participation Agreement, respectively. These amounts were expensed at the time of funding.

In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at February 28, 2013) and matures on December 31, 2013. The Company intends to extend the maturity date of the loan to December 31, 2014. The $549,900 balance of the note receivable at February 28, 2013, includes borrowings of $229,300 and accrued interest of $320,600.

NOTE 7 – SIGNIFICANT CUSTOMERS

The Company sells wholesale water and wastewater services to the District pursuant to the Rangeview Water Agreements (defined in Note 4 – Water Assets to the 2012 Annual Report). Sales to the District accounted for 24% and 93% of the Company’s total water and wastewater revenues for the three months ended February 28, 2013 and February 29, 2012, respectively. Sales to the District accounted for 45% and 91% of the Company’s water and wastewater revenues for the six months ended February 28, 2013 and February 29, 2012, respectively. The District had one significant customer. Pursuant to the Rangeview Water Agreements the Company is providing water and wastewater services to this customer on behalf of the District. The District’s significant customer accounted for 24% and 80% of the Company’s total water and wastewater revenues for the three months ended February 28, 2013 and February 29, 2012, respectively. The District’s significant customer accounted for 37% and 71% of the Company’s water and wastewater revenues for the six months ended February 28, 2013 and February 29, 2012, respectively.

Revenues from another customer represented approximately 71% and 50% of the Company’s water and wastewater revenues for the three and six months ended February 28, 2013, respectively. The other customer had no revenues for the three and six months ended February 29, 2012.

The Company had accounts receivable from the District which accounted for 10% and 16% of the Company’s trade receivables balances at February 28, 2013 and August 31, 2012, respectively. Accounts receivable from the District’s largest customer accounted for 9% and 13% of the Company’s trade receivables as of February 28, 2013 and August 31, 2012, respectively.

NOTE 8 – ACCRUED LIABILITIES

At February 28, 2013, the Company had accrued liabilities of $395,200, of which $270,100 was for estimated property taxes, $80,300 was for professional fees, $22,200 was for farm lease prepayments, and $22,600 related to operating payables.

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

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2013

Because each of the lawsuits below involves complex legal issues and uncertainties and are in the early stages of litigation, the Company has determined that no accruals for losses related to the lawsuits is reasonably estimable or deemed reasonably likely at this time.

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

As disclosed in two Form 8-K’s, one filed on February 16, 2012, and one filed on February 29, 2012, HP A&M initiated a lawsuit against the Company in District Court, City and County of Denver, State of Colorado on February 27, 2012, alleging breaches of representations made in connection with the Arkansas River Agreement. The HP A&M claims relate to the issues currently being litigated between the Company and the Land Board regarding the Company’s exclusive right to provide water service to the Land Board’s Lowry Range property. The Company believes the allegations are without merit and intends to vigorously defend against them.

During the period ended February 28, 2013, foreclosure proceedings were commenced against 15 of the properties acquired by the Company from HP A&M which are subject to promissory notes defaulted upon by HP A&M and secured by deeds of trust on the Company’s land and water rights. Subsequent to February 28, 2012, foreclosure proceedings were commenced against an additional 17 properties. These properties represent approximately 31% of the Company’s Arkansas River assets. The proceedings were filed on various dates from January 9, 2013, through April 8, 2013, with the Public Trustees of Bent, Otero and Prowers Counties in Colorado. Foreclosure proceedings in Colorado take at least nine months to conclude. Due to statutory protections afforded to the Company as the owner of the properties, the Company’s liquidity and its success in acquiring the notes and deeds of trust, the Company anticipates concluding these foreclosure proceedings on terms which will not have a material adverse effect on its financial position, results of operations or cash flows. The Company also intends to pursue remedies against HP A&M for the defaults. Because the Company has determined that losses related to the foreclosure proceedings are not probable and because the Company is unable to predict which, if any, of these proceedings may conclude other than as anticipated, the Company has determined that no accruals for losses related to the foreclosures are reasonably estimable or deemed reasonably likely at this time.

PURE CYCLE CORPORATION

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2013

NOTE 10 – SEGMENT INFORMATION

The Company operates primarily in two lines of business: (i) the wholesale water and wastewater business; and (ii) the agricultural farming business. The Company provides wholesale water and wastewater services to customers using water rights owned by the Company and develop infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater. The Company’s agricultural business consists of the Company leasing its Arkansas Valley land and water to area farmers under cash leases or in certain cases crop share leases. The following tables show information by operating segment for the three and six months ended February 28, 2013:

Three months ended February 28, 2013

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total
Revenues	$114,900	$305,200	$14,400	$434,500
Gross profit	16,200	278,600	14,400	309,200
Depletion and depreciation	54,300	—	—	54,300
Other significant noncash items:
Stock-based compensation	—	—	12,500	12,500
TPF interest expense	650,100	—	—	650,100
Segment assets	96,254,200	3,586,900	10,481,100	110,322,200
Expenditures for segment assets	12,100	—	—	12,100

Six months ended February 28, 2013

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total
Revenues	$172,200	$667,900	$32,800	$872,900
Gross profit	21,000	621,800	32,800	675,600
Depletion and depreciation	109,800	—	—	109,800
Other significant noncash items:
Stock-based compensation	—	—	23,100	23,100
TPF interest expense	1,544,800	—	—	1,544,800
Segment assets	96,413,100	3,586,900	10,481,100	110,322,200
Expenditures for segment assets	120,300	—	—	120,300

As of February 29, 2012, the Company had only one operating segment.

NOTE 11 – SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

	February 28, 2013	February 29, 2012
Accrued interest and penalties related to HP A&M receivable and related promissory notes	$52,672

Increase in estimated Tap Participation Fee liability and related discount		$7,450,000

Farm revenue allocated against the Tap Participation Fee liability and additional paid-in capital		$103,700

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

The following section focuses on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:

•	Revenue generated from providing wholesale water and wastewater services;

•	Revenues generated from agricultural operations

•	Expenses associated with developing our water assets; and

•	Cash available to continue development of our water rights and service agreements.

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

Our Business

Pure Cycle Corporation (“we”, “us” or “our”) is an investor-owned Colorado corporation that (i) provides wholesale water and wastewater services to end-use customers of governmental entities and to commercial and industrial customers and (ii) manages land and water assets for farming.

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

We plan to utilize our significant water assets along with our adjudicated reservoir sites to provide wholesale water and wastewater services to local governmental entities which in turn will provide residential/commercial water and wastewater services to communities along the eastern slope of Colorado in the area extending essentially from Fort Collins on the north to Colorado Springs on the south, which is generally referred to as the “Front Range.” Principally we target the “I-70 corridor,” which is located east of downtown Denver and south of the Denver International Airport. This area is predominately undeveloped and is expected to experience substantial growth over the next 30 years.

Agricultural Operations and Leasing

Beginning August 3, 2012, we assumed management of our farm operations and all associated income and expenses. Beginning September 1, 2012, we began tracking and reporting our farm operations as a separate business segment to reflect management’s analysis, investment decision, and operating performance for this business segment. Currently, approximately 90% of our farm operations are managed through cash lease arrangements with local area farmers whereby we charge a fixed fee, billed semi-annually in March and November, to lease our land and the water for agricultural purposes to tenant farmers. We have a small number of crop share leases, pursuant to which we and the tenant farmer jointly share in the gross revenues generate from the crops grown under a 75% farmer, 25% landlord participation. The majority of crops grown on our farms are alfalfa, with a number of acres also planted in corn, sorghum, and wheat. We will continue to review and evaluate ways to enhance the performance of more than 16,000 acres of farm land through relationships with area farmers.

We also own 931 acres of land along the I-70 corridor east of Denver, Colorado that is being held for development. These land interests are described in the Arkansas River Water and Land and Sky Ranch sections of Note 4 - Water Assets to the 2012 Annual Report.

Results of operations

Executive Summary

The results of our operations for the three and six months ended February 28, 2013 and February 29, 2012 are as follows:

Summary Table 1
	Three months ended:
	February 28, 2013	February 29, 2012	$ Change	% Change
Millions of gallons of water delivered	10.2	3.1	7.1	229%
Water revenues generated	$104,300	$24,400	$79,900	327%
Operating costs to deliver water	$52,100	$12,600	$39,500	313%
(excluding depreciation and depletion)
Water delivery gross margin %	50%	48%
Wastewater treatment revenues	$10,600	$11,600	$(1,000)	-9%
Operating costs to treat wastewater	$4,600	$4,600	$—	0%
Wastewater treatment gross margin %	57%	60%
Tap and specialty facility revenues	$14,000	$14,000	$—	0%
Farm operations revenues	$305,200	$—	$305,200	100%
Farm operating costs	$26,600	$—	$26,600	100%
Farm operations gross margin %	91%
General and administrative expenses	$559,800	$583,700	$(23,900)	-4%
Net losses	$914,700	$1,363,600	$(448,900)	-33%

	Six months ended:
	February 28, 2013	February 29, 2012	$ Change	% Change
Millions of gallons of water delivered	19.0	10.6	8.4	79%
Water revenues generated	$150,900	$66,000	$84,900	129%
Operating costs to deliver water	$78,300	$31,700	$46,600	147%
(excluding depreciation and depletion)
Water delivery gross margin %	48%	52%
Wastewater treatment revenues	$21,300	$23,600	$(2,300)	-10%
Operating costs to treat wastewater	$7,900	$10,500	$(2,600)	-25%
Wastewater treatment gross margin %	63%	56%
Tap and specialty facility revenues	$27,900	$27,900	$—	0%
Farm operations revenues	$667,900	$—	$667,900	100%
Farm operating costs	$46,100	$—	$46,100	100%
Farm operations gross margin %	93%
General and administrative expenses	$1,141,700	$1,183,200	$(41,500)	-4%
Net losses	$1,992,100	$2,725,300	$(733,200)	-27%

Water Usage Revenues

Our water service charges include a fixed monthly fee and a fee based on actual amounts of water used, which is based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established based on the average of three surrounding water providers.

Water deliveries increased 229% and 79% during the three and six months ended February 28, 2013, compared to the three and six months ended February 29, 2012, respectively. The increase in the water usage was due to our selling water to the oil hydrologic fracturing industry. Water revenues increased 327% and 129% during the three and six months ended February 28, 2013, compared to the three and six months ended February 29, 2012, respectively, which is due to the sale of water for fracking water. The gross margins on delivering water increased during the three months ended February 28, 2013, compared to the three months ended February 29, 2012, due to our ability to spread costs over a larger volume of water sales. The gross margins on delivering water decreased during the six months ended February 28, 2013, compared to the six months ended February 29, 2012, due mainly to the increased costs related to the ECCV (defined below) system to meet the higher demands of such drilling and fracking activities.

Wastewater Treatment Revenues

Our wastewater customer is charged based on the amount of wastewater treated.

Wastewater fees decreased 9% and 10% during the three and six months ended February 28, 2013, compared to the three and six months ended February 29, 2012, respectively. This decrease was primarily the result of decreased demand from our only customer.

Tap Fees

In August 2005, we entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”). In fiscal 2006, we began recognizing water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2012 Annual Report) constructed to provide service to the County. We recognized $3,600 and $7,100 of water tap fee revenues during each of the three and six months ended February 28, 2013 and February 29, 2012, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the “CAA” which is described in Note 4 – Long-Term Obligations and Operating Lease to the accompanying financial statements.

We recognized $10,400 and $20,800 of “Special Facilities” (defined in the 2012 Annual Report) funding as revenue during each of the three and six months ended February 28, 2013 and February 29, 2012, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 2 – Summary of Significant Accounting Policies to the 2012 Annual Report.

At February 28, 2013, we have deferred recognition of $1.3 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

We did not sell any water or wastewater taps during the three or six months ended February 28, 2013 or February 29, 2012, thus there were no reductions in the Tap Participation Fee (as defined in Note 1 – Presentation and Interim Information to the accompanying financial statements) for the three or six months ended February 28, 2013. We did reduce the Tap Participation Fee by the equivalent of 12 and 24 taps during the three and six months ended February 28, 2012, as described in Note 4 – Long-Term Obligations and Operating Lease to the accompanying financial statements.

Farming Operations

Our farming operations include revenues from leases on the farms we own in the Arkansas Valley.

During the three and six months ended February 28, 2013, we received revenues from our farming operations of approximately $305,200 and $669,700, respectively. During the three and six months ended February 29, 2012 we did not have revenues from farming operations because the farming operations were managed by HP A&M pursuant to a property management agreement between us and HP A&M (the “Property Management Agreement”), as described in Note 1 – Presentation of Interim Information to the accompanying financial statements. As a result of HP A&M’s default (as described in Note 4 – Long-Term Obligations and Operating Lease to the accompanying financial statements), we terminated the Property Management Agreement and we now manage our farms directly.

General and Administrative and Other Expenses

Significant balances classified as general and administrative (“G&A”) expenses for the three and six months ended February 28, 2013 and February 29, 2012, respectively were:

Table 2—Signficant Balances in G&A
	Three months ended:
	February 29, 2013	February 29, 2012	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$128,900	$159,900	$(31,000)	-19%
Excluding share-based compensation	$116,400	$138,600	$(22,200)	-16%
Professional fees	$52,100	$127,000	$(74,900)	-59%
Property taxes	$53,900	$—	$53,900	100%
Water assessment fees	$84,200	$91,000	$(6,800)	-7%
Directors fees (including insurance)	$77,000	$82,000	$(5,000)	-6%
Public entity related expenses	$34,300	$35,700	$(1,400)	-4%

Table 2a—Signficant Balances in G&A
	Six months ended:
	February 28, 2013	February 29, 2012	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$263,500	$361,400	$(97,900)	-27%
Excluding share-based compensation	$240,400	$321,300	$(80,900)	-25%
Professional fees	$141,354	$319,600	$(178,246)	-56%
Property taxes	$208,100	$—	$208,100	100%
Water assessment fees	$176,200	$176,400	$(200)	0%
Directors fees (including insurance)	$97,000	$94,100	$2,900	3%
Public entity related expenses	$52,100	$49,900	$2,200	4%

Salary and salary related expenses including share-based compensation decreased 19% and 27% for the three and six months ended February 28, 2013, as compared to the three and six months ended February 29, 2012, respectively. In the first quarter of fiscal 2012, we paid bonuses totaling $47,000 to employees which were a non-recurring expense. The salary and salary related expenses noted above include $12,500 and $23,100 of share-based compensation expenses for the three months ended February 28, 2013 and February 29, 2012, respectively. The salary and salary related expenses noted above include $23,100 and $40,100 of share-based compensation expenses for the six months ended February 28, 2013 and February 29, 2012, respectively.

Professional fees (legal and accounting) decreased 59% during the three months ended February 28, 2013, as compared to the three months ended February 29, 2012. The decrease was due to a reduction in general legal fees of approximately $21,000 and litigation legal fees of approximately $57,000. Professional fees (legal and accounting) decreased 56% during the six months ended February 28, 2013, as compared to the six months ended February 29, 2012. The decrease is attributable to a reduction in general legal fees of approximately $80,000 and litigation fees of approximately $107,000.

In conjunction with the HP A&M default we are now responsible for the property taxes associated with the land. We are also now accruing property taxes related to our Sky Ranch property. The expected annual property taxes for calendar year 2012 (due and payable in 2013) for our farming operations and our Sky Ranch property are approximately $142,000 and $90,600, respectively. We anticipate the property taxes will remain consistent through the 2013 calendar year so we are accruing property taxes of approximately $19,400 monthly.

Water assessment fees, which are mainly paid to the Fort Lyon Canal Company (“FLCC”), are the fees we pay for our share of the maintenance of canals in the Arkansas River Valley. The fees are approved by the shareholders of the FLCC. As of February 28, 2013, we hold approximately 23% of the voting shares of the FLCC, 4% of which are being held for sale. In December 2011, the FLCC shareholders approved an increase in the fees from $15.50 per share to $17.00 per share. For calendar year 2013 assessment fees decreased from $17.00 per share to $15.00 per share, which decreased our overall assessment fees expense by approximately $28,900 from fiscal year 2012 to fiscal year 2013. Our calendar year assessments for 2013 will be approximately $290,000 and are being expensed ratably during the year.

Directors fees, including D&O insurance, decreased 6% for the three months ended February 28, 2013 as compared to the three months ended February 29, 2012. Directors fees, including D&O insurance, increased 3% for the six months ended February 28, 2013 as compared to the six months ended February 29, 2012. These fees vary due to timing of expenditures, but generally are expected to remain consistent year over year.

Costs associated with corporate governance and costs associated with being a publicly traded entity decreased 4% for the three months ended February 28, 2013 as compared to the three months ended February 29, 2012. Costs associated with corporate governance and costs associated with being a publicly traded entity increased 4% for the six months ended February 28, 2013 as compared to the six months ended February 29, 2012. Our costs fluctuate due to changes in the number of press releases, investor relation initiatives, filing fees and compliance costs for filing with the Securities and Exchange Commission (the “SEC”).

Other Income and Expense Items

Table 3—Other Items
	Three months ended:
	February 28, 2013	February 29, 2012	$ Change	% Change
Income items:
Oil and gas lease income	$103,600	$103,600	$—	0%
Interest income	$7,500	$13,800	$(6,300)	-46%
Expense items:
Depreciation and depletion	$76,500	$77,100	$(600)	-1%
Imputed interest	$650,100	$862,400	$(212,300)	-25%
Interest expense	$73,100	$—	$73,100	100%

Table 3a—Other Items
	Six months ended:
	February 28, 2013	February 29, 2012	$ Change	% Change
Income items:
Oil and gas lease income	$207,200	$207,200	$—	0%
Interest income	$19,700	$29,600	$(9,900)	-33%
Expense items:
Depreciation and depletion	$154,100	$152,700	$1,400	1%
Imputed interest	$1,544,800	$1,713,800	$(169,000)	-10%
Interest expense	$103,200	$—	$103,200	100%

The oil and gas lease income amounts represent a portion of the up-front payments we received on March 10, 2011, upon the signing of the Paid-Up Oil and Gas Lease (the “O&G Lease”) and Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”), a wholly-owned subsidiary of Anadarko Petroleum Company. During fiscal 2011, we received payments of $1,243,400 payments from Andarko for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property. The income received is being recognized in income over the initial three year term of the O&G Lease, which began on March 10, 2011. In December of 2012 the lease was purchased by a wholly owned subsidiary of ConocoPhillips Company.

Interest income represents interest earned on the temporary investment of capital in available-for-sale securities, interest accrued on the note payable by the District and interest accrued on the Special Facilities construction proceeds receivable from the County. The decrease is due primarily to a decline of interest rates and decrease in marketable securities held by the Company.

Depreciation and depletion decreased 1% during the three months ended February 28, 2013 compared to the three months ended February 29, 2012. Depreciation and depletion increased 1% during the six months ended February 28, 2013 compared to the three months ended February 29, 2012. These expenses are expected to be comparable year over year.

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

Interest expense for the three and six months ended February 28, 2013, is related to the interest accrued on the $5.8 million in promissory notes issued to acquire the HP A&M debt. No interest expense was accrued during the three and six months ended February 29, 2012.

Liquidity, Financial Resources and Financial Condition

At February 28, 2013, our working capital, defined as current assets less current liabilities, was approximately $5.3 million. As of February 28, 2013, we had approximately $4.4 million of cash and cash equivalents and marketable securities. As of the date of the filing of this quarterly report on Form 10-Q, we have an effective shelf registration statement pursuant to which we may elect to sell up to another $4.45 million of stock at any time and from time to time. We believe that as of the date of the filing of this quarterly report on Form 10-Q and as of February 28, 2013, we have sufficient working capital to fund our operations for the next fiscal year.

Arkansas Valley Water Assets

The FLCC water assessments are the charges assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal. The water assessment payments are payable to the FLCC each calendar year. Our calendar year assessments for 2013 will be approximately $290,000 and are being expensed ratably during the year. Our calendar year 2012 property taxes (due and payable in 2013) are approximately $142,000. We anticipate the property taxes for calendar year 2013 to be similar, so we will accrue monthly property taxes of approximately $11,800.

Sky Ranch Property

Our calendar year 2012 Sky Ranch property taxes (due and payable in 2013) are approximately $90,600. We anticipate the property taxes for calendar year 2013 to be similar, so we will accrue monthly property taxes of approximately $7,600.

ECCV Capacity Operating System

Pursuant to a 1982 contractual right, the District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than ten miles of buried water pipeline located on the “Lowry Range” as described in Note 4 – Water Assets to the 2012 Annual Report. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as the District’s service provider and the Export Water Contractor (as defined in the Amended and Restated Water Lease between the District and the Colorado State Board of Land Commissioners), we entered into an agreement to operate and maintain the ECCV facilities allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat monthly fee of $4,667 per month from May 1, 2012 through December 31, 2012, increasing to $8,000 per month from January 1, 2013 through December 31, 2020, and decreasing to $3,000 per month from January 1, 2020 through April 2032. Additionally, we will pay a fee per 1,000 gallons of water produced from ECCV’s system, which will be included in the water usage fees charged to customers.

The Tap Participation Fee

The $69.8 million Tap Participation Fee liability at February 28, 2013, represents the estimated fair value of our obligation to pay HP A&M 20% of our gross proceeds, or the equivalent thereof, from the sale of the next 19,427 water taps we sell and includes $24.2 million of interest which has been imputed since we acquired our Arkansas River assets, recorded using the effective interest method. During the extended term of the Property Management Agreement, we were permitted to allocate 26.9% of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expenses for managing the leases and a reasonable overhead allocation) paid to HP A&M against the Tap Participation Fee. During the three and six months February 29, 2012, we allocated $56,300, and $103,700, respectively, to the Tap Participation Fee liability, which was the equivalent of 12 and 24 taps, respectively. We terminated the Property Management Agreement on August 3, 2012. Threfore, no Net Revenue was allocated against the Tap Participation Fee liability during the three or six months ended February 28, 2013, and no Net Revenue will be allocated to the liability in any future period. We did not sell any taps during the three or six months ended February 28, 2013 or February 29, 2012.

The Tap Participation Fee was reviewed as of February 28, 2013, and no material changes to the September 1, 2011 revaluation were indicated. Payment of the Tap Participation Fee may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.

South Metropolitan Water Supply Authority

The South Metropolitan Water Supply Authority (“SMWSA”) is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members. SMWSA members include 15 Denver area water providers in Arapahoe and Douglas Counties. The District became a member of SMWSA in 2009 in an effort to participate with other area water providers in developing regional water supplies along the Front Range. For over two years, the SMWSA members have been working with Denver Water and Aurora Water on a cooperative water project known as the Water Infrastructure Supply Efficiency partnership (“WISE”), which seeks to develop regional infrastructure that would interconnect members’ water transmission systems to be able to develop additional water supplies from the South Platte River in conjunction with Denver Water and Aurora Water. Through an agreement with the District, we continue to support SMWSA and its joint water development efforts and may seek to participate in one or more regional water projects if such projects are in our best interest. The negotiations on the project are ongoing and as of the date of this report we cannot reasonably anticipate our portion of the expense to complete the project.

Summary Cash Flows Table

Table 4—Summary Cash Flows Table
	Six Months Ended
	February 28, 2013	February 29, 2012	$ Change	% Change
Cash (used) provided by:
Operating acitivites	$(816,800)	$(1,041,300)	$224,500	-22%
Investing activities	$4,334,000	$1,028,800	$3,305,200	321%
Financing activities	$(774,800)	$31,100	$(805,900)	-2591%

Changes in Operating Activities

Operating activities include revenues we receive from the sale of wholesale water and wastewater services, costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.

Cash used by operations during the six months ended February 28, 2013 decreased 22% compared to the six months ended February 29, 2012. This decrease is result of decreased losses for the period, which were related to the recording of additional revenue from farm operations.

We will continue to provide domestic wholesale water and wastewater service to customers in our service area and we will continue to operate and maintain our water and wastewater systems as well as the farm lease operations with our own employees.

Changes in Investing Activities

Investing activities during the six months ended February 28, 2013, consisted of us selling $1,039,300 of marketable securities, the sale of the 1.5 million pledged shares for $3.4 million (net of costs), and us investing $120,300 into our water and wastewater infrastructure. Investing activities during the six months ended February 29, 2012, consisted mainly of us investing $53,700 into our water and wastewater infrastructure and us selling $1.0 million (net) of marketable securities.

Changes in Financing Activities

Financing activities for the six months ended February 28, 2013, consisted of the receipt of $41,100 from the County for the construction of Special Facilities, $9,800 in payments to contingent liability holders, and $806,100 of cash used to acquire the promissory notes defaulted upon by HP A&M. Financing activities for the six months ended February 29, 2012 consisted mainly of the receipt of $34,200 from the County for the construction of Special Facilities.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the timing of revenue recognition, the impairment analysis of our water rights, management’s valuation of the Tap Participation Fee and share-based compensation. Below is a summary of these critical accounting policies.

Revenue Recognition

Our revenues consist mainly of tap fees, monthly service fees, construction revenues, and farm income. As further described in Note 2 – Summary of Significant Accounting Policies to the financial statements included in our 2012 Annual Report, proceeds from tap sales are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. When we construct the infrastructure to be owned by the customer, we recognize tap fees pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percentage of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the three or six months ended February 28, 2013 or February 29, 2012.

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

Pursuant to the O&G Lease, during the year ended August 31, 2011, we received up-front payments of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate we own at our Sky Ranch property. We began recognizing the up-front payments from the O&G Lease as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. During each of the three months ended February 28, 2013 and February 29, 2012, we recognized $103,600 of income and royalty related to the up-front payments received pursuant to the O&G Lease. During each of the six months ended February 28, 2013 and February 29, 2012, we recognized $207,200 of income and royalty related to the up-front payments received pursuant to the O&G Lease.

As of February 28, 2013, we have deferred recognition of $431,800 of income related to the O&G Lease, which is being recognized into income ratably through February 2014.

Historically, we have leased our Arkansas River land and water to tenant farmers under a cash lease model. Pursuant to the Property Management Agreement, HP A&M was to receive the income from the farm leases until 2014. As a result of HP A&M’s default on certain obligations, we terminated the Property Management Agreement. Effective as of August 3, 2012, we are managing the farm operations and we are entitled to receive all income from such operations. We bill our cash lessees semi-annually in March and November, which bills include minimum billings and adjustments based on actual water deliveries by the FLCC, or receive revenues based on the sale of crop yields under our crop share leases. We record farm lease income ratably each month based on estimated annual lease income the Company anticipates collecting from its land and water leases. We recorded these amounts as receivables, less an estimated allowance for uncollectible accounts.

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

Our Front Range and Arkansas River Water Rights

We determine the undiscounted cash flows for our Denver based assets and the Arkansas River assets (described below in the Tap Participation Fee section) by estimating tap sales to potential new developments in our service area and to communities along the Front Range using estimated future tap fees, less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2012, and determined that our Rangeview Water Supply (defined in Note 4 – Water Assets to the 2012 Annual Report) and Arkansas River water assets were not impaired and their costs were deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g. Sky Ranch and the Lowry Range, which are described in Note 4 – Water Assets to the 2012 Annual Report) as well as in surrounding areas, including the Front Range and the I-70 corridor. We estimate that we have the ability to provide wholesale water service to approximately 180,000 SFE’s using our combined Rangeview Water Supply and Arkansas River water assets, which have a carrying value of approximately $88.5 million as of February 28, 2013. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $22,500 and estimated gross margins, we estimate that we would need to sell the following number of new water connections to recover the costs of our Rangeview Water Supply and our Arkansas River water assets:

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

Although changes in the housing market throughout the Front Range have delayed our estimated tap sale projections, these changes do not alter our water ownership, our service obligations to existing properties or the number of SFE’s we can service.

Tap Participation Fee

In 2006 we acquired 17,500 acres of irrigated land together with approximately 60,000 acre-feet of Arkansas River water rights from HP A&M. In addition to the common stock issued to HP A&M, we agreed to pay HP A&M a defined percentage of a defined number of water taps we sell from and after the date of the agreement with HP A&M. The Tap Participation Fee is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased in the HP A&M acquisition. The Tap Participation Fee liability is valued by estimating new home development in our service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver metropolitan area. This development pattern was then applied to projected future water tap fees determined by using historical water tap fee trends.

We updated the estimated discounted cash flow analysis as of September 1, 2011. The Tap Participation Fee was reviewed as of February 28, 2013, and no material changes to the September 1, 2011 revaluation were indicated. Actual new home development in our service area and actual future tap fees inevitably will vary significantly from our estimates which could have a material impact on our financial statements as well as our results of operations. An important component in our estimate of the value of the Tap Participation Fee, which is based on historical trends, is that we reasonably expect water tap fees to continue to increase in the coming years. Tap fees are market based and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees are thus partially indicative of the increasing value of our water assets. We continue to assess the value of the Tap Participation Fee liability and update its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee. Pursuant to the terms of the Asset Purchase Agreement dated May 10, 2006 (the “Arkansas River Agreement”), we may be entitled to a reduction in the Tap Participation Fee due to the defaults by HP A&M. However, since we are involved in litigation with HP A&M (as described in Note 9 – Litigation Loss Contingencies to the accompanying financial statements), we are not able to estimate what reduction (if any) to the Tap Participation Fee will be available.

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

Promissory Notes Payable by HP A&M, in Default

As described in Note 4 – Long Term Obligations and Operating Lease, to the accompanying financial statements, HP A&M defaulted on certain promissory notes payable to third parties, which are secured by real property and water rights we own. To protect our land and water interests, we have purchased certain of the HP A&M notes. Among other remedies we have the right to collect from HP A&M all costs and expenses, including reasonable attorneys’ fees, we incur in curing the defaults and in protecting our rights and title to the Arkansas River property and water rights securing the notes. As of February 28, 2013, we have acquired approximately $5.8 million of the $9.6 million of promissory notes that are payable by HP A&M to third parties. Subsequent to February 28, 2013, the Company purchased an additional $385,100 of promissory notes. To date these promissory notes were acquired with cash payments of approximately $887,400 and the issuance of a notes by us. The majority of the notes we issued have a five-year term, bear interest at an annual rate of 5% and require semi-annual payments with a straight-line amortization schedule. The carrying value of the notes payable approximate the fair value as the rates are comparable to market rates.

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

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include, among others, statements we make regarding:

•	the impact of housing and economic cycles on the number of connections we can serve with our water;

•	the number of new water connections needed to recover the costs of our Rangeview Water Supply and Arkansas River water assets;

•	increases in future water tap fees;

•	the amount of the “Tap Participation Fee” liability;

•	the sufficiency of our working capital and financing sources to fund our operations;

•	impairments in carrying amounts of long-lived assets;

•	changes in unrecognized tax positions;

•	forfeitures of option grants and vesting of non-vested options;

•	the impact of new accounting pronouncements;

•	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting;

•	plans for the use and development of our water assets;

•	our plans to provide water for drilling and “fracking” oil and gas wells;

•	expected development and growth in the area referred to as the “Front Range,” of Colorado;

•	management of farms and the generation of revenues from such management;

•	anticipated results of foreclosure proceedings to which our properties and water rights are subject;

•	claims of HP A&M against the Company;

•	litigation with the Land Board and HP A&M; and

•	our ability to reduce the Tap Participation Fee and recover damages from HP A&M.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We are not able to predict all factors that may affect future results. We cannot assure you that any of our expectations will be realized. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation: the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K; the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability; population growth; employment rates; general economic conditions; the market price of water; changes in customer consumption patterns; changes in applicable statutory and regulatory requirements; changes in governmental policies and procedures; uncertainties in the estimation of water available under decrees; uncertainties in the estimation of costs of delivery of water and treatment of wastewater; uncertainties in the estimation of the service life of our systems; uncertainties in the estimation of costs of construction projects; the strength and financial resources of our competitors; our ability to find and retain skilled personnel; climatic and weather conditions, including floods, droughts and freezing conditions; labor relations; turnover of elected officials and delays caused by political concerns and governmental procedures; availability and cost of labor, material and equipment; delays in anticipated permit and construction dates; engineering and geological problems; environmental risks and regulations; our ability to raise capital; our ability to negotiate contracts with new customers; uncertainties in water court rulings; outcome of litigation; our ability to collect on judgments obtained in litigation; and other factors discussed from time to time in our press releases, public statements and documents filed or furnished with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by these cautionary statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

General

Pure Cycle has limited exposure to market risks from instruments that may impact the Balance Sheets, Statements of Operations, and Statements of Cash Flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of February 28, 2013, the majority of our capital is invested in certificates of deposit with stated maturities and locked interest rates and, therefore, is not subject to interest rate fluctuations. We have no investments denominated in foreign country currencies and, therefore, our investments are not subject to foreign currency exchange risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of February 28, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

During the period ended February 28, 2013, foreclosure proceedings were commenced against 15 of the properties we acquired from HP A&M which are subject to promissory notes defaulted upon by HP A&M and secured by deeds of trust on our land and water rights. Subsequent to February 28, 2012, foreclosure proceedings were commenced against an additional 17 properties. These properties represent approximately 31% of our Arkansas River assets. The proceedings were filed on various dates from January 9, 2013, through April 8, 2013, with the Public Trustees of Bent, Otero and Prowers Counties in Colorado and involve claims against HP A&M for its failure to pay the notes. Foreclosure proceedings in Colorado take at least nine months to conclude. Due to statutory protections afforded us as the owner of the properties, and our liquidity and we anticipate concluding these foreclosure proceedings on terms which will not have a material adverse effect on our financial position, results of operations or cash flows. We also intend to pursue our remedies against HP A&M for the defaults. There can be no assurance that we will be able to retain all of our properties subject to the foreclosure proceedings.

Item 6.	Exhibits

Exhibits

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from our Quarterly Report on Form 10-Q for the period ending February 28, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the balance sheets as of February 28, 2013 and August 31, 2012, (ii) the statements of operations for the three and six months ended February 28, 2013 and February 29, 2012, (iii) the statements of cash flows for the six months ended February 28, 2013 and 2012, and (iv) the notes to the financial statements, tagged in accordance with Rule 406T.*+

*	Filed herewith.
+	In accordance with Rule 406T of Regulation S-T, information in Exhibit 101 is “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Mark W. Harding
Mark W. Harding
President and Chief Financial Officer

April 12, 2013