Form 10-Q
period 2013-05-31
PURE CYCLE CORP
filed 2013-07-11
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 11, 2013:

Common stock, 1/3 of $.01 par value	24,037,596
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:	May 31, 2013	August 31, 2012
Current assets:	(unaudited)
Cash and cash equivalents	$3,069,427	$1,623,517
Marketable securities	—	1,101,367
Trade accounts receivable, net	271,491	135,458
Current portion of receivable from HP A&M	6,597,952	4,456,857
Prepaid expenses	262,988	279,782
Current portion of construction proceeds receivable	—	64,783
Total current assets	10,201,858	7,661,764

Investments in water and water systems, net	88,586,111	88,510,359
Land - Sky Ranch	3,770,638	3,778,464
Land and water held for sale	5,748,630	5,748,630
Construction proceeds receivable, less current portion	—	226,879
Note receivable - related party:
Rangeview Metropolitan District, including accrued interest	552,949	543,945
Receivable from HP A&M, less current portion	—	5,093,365
Other assets	108,136	18,671
Total assets	$108,968,322	$111,582,077

LIABILITIES:
Current liabilities:
Accounts payable	$121,792	$261,383
Current portion of promissory notes payable	4,836,358	5,340,890
Accrued liabilities	196,217	172,630
Deferred revenues	147,949	65,384
Deferred oil and gas lease payment	328,130	414,480
Total current liabilities	5,630,446	6,254,767

Deferred revenues, less current portion	1,248,567	1,297,605
Deferred oil and gas lease payment, less current portion	—	224,510
Promissory notes payable, less current portion	3,094,904	4,209,329
Participating Interests in Export Water Supply	1,192,393	1,208,928
Tap Participation Fee payable to HP A&M, net of $42 million and $45 million discount, respectively	70,685,795	68,269,176
Total liabilities	81,852,105	81,464,315

Commitments and contingencies	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $.001 per share; 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share; 40 million shares authorized; 24,037,596 shares outstanding both periods presented	80,130	80,130
Additional paid-in capital	103,463,122	103,420,870
Accumulated comprehensive loss	—	(1,081)
Accumulated deficit	(76,427,468)	(73,382,590)
Total shareholders' equity	27,116,217	30,117,762
Total liabilities and shareholders’ equity	$108,968,322	$111,582,077

See Accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended:
	May 31, 2013	May 31, 2012
Revenues:
Metered water usage	$89,666	$32,301
Wastewater treatment fees	10,069	11,315
Farm operations	296,085	—
Special facility funding recognized	10,377	10,377
Water tap fees recognized	3,574	3,574
Other	3,673	—
Total revenues	413,444	57,567

Expenses:
Water service operations	(59,552)	(16,779)
Wastewater service operations	(4,898)	(5,429)
Farm operations	(27,867)	—
Depletion and depreciation	(22,198)	(22,114)
Total cost of revenues	(114,515)	(44,322)
Gross margin	298,929	13,245

General and administrative expenses	(460,479)	(621,243)
Depreciation	(55,481)	(55,574)
Operating loss	(217,031)	(663,572)

Other income (expense):
Oil and gas lease income, net	103,620	104,580
Interest income	4,762	12,837
Other	1,395	(791)
Interest expense	(73,627)	—
Interest imputed on the Tap Participation Fee payable to HP A&M	(871,864)	(872,980)
Net loss	(1,052,745)	(1,419,926)

Unrealized gain (loss) on marketable securities	56	(720)

Comprehensive Loss	$(1,052,689)	$(1,420,646)

Net loss per common share – basic and diluted	$(0.04)	$(0.06)
Weighted average common shares outstanding – basic and diluted	24,037,596	24,037,596

See Accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Nine Months Ended:
	May 31, 2013	May 31, 2012
Revenues:
Metered water usage	$240,593	$98,301
Wastewater treatment fees	31,384	34,944
Farm operations	963,935	—
Special facility funding recognized	31,131	31,131
Water tap fees recognized	10,721	10,722
Other	8,603	—
Total revenues	1,286,367	175,098

Expenses:
Water service operations	(137,820)	(48,496)
Wastewater service operations	(12,842)	(15,944)
Farm operations	(73,967)	—
Depletion and depreciation	(66,514)	(66,304)
Other	(20,673)	—
Total cost of revenues	(311,816)	(130,744)
Gross margin	974,551	44,354

General and administrative expenses	(1,602,130)	(1,804,474)
Depreciation	(165,308)	(164,066)
Operating loss	(792,887)	(1,924,186)

Other income (expense):
Oil and gas lease income, net	310,860	319,379
Interest income	24,429	42,415
Other	6,176	3,912
Interest expense	(176,837)	—
Interest imputed on the Tap Participation Fee payable to HP A&M	(2,416,619)	(2,586,780)
Net loss	(3,044,878)	(4,145,260)

Unrealized gain on marketable securities	1,081	2,715

Comprehensive Loss	$(3,043,797)	$(4,142,545)

Net loss per common share – basic and diluted	$(0.13)	$(0.17)
Weighted average common shares outstanding – basic and diluted	24,037,596	24,037,596

See Accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	May 31, 2013	May 31, 2012
Cash flows from operating activities:
Net loss	$(3,044,878)	$(4,145,260)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest on Tap Participation Fee payable to HP A&M	2,416,619	2,586,780
Depreciation, depletion and other non-cash items	231,822	230,370
Interest accrued on agriculture land promissory notes	67,383	—
Stock-based compensation expense	42,252	42,257
Interest income and other non-cash items	1,763	3,085
Interest added to receivable from Rangeview Metropolitan District	(9,004)	(9,037)
Interest added to construction proceeds receivable	—	(14,786)
Changes in operating assets and liabilities:
Trade accounts receivable	(136,033)	44,381
Prepaid expenses	16,794	(20,541)
HP A&M Receivable	(462,730)	—
Sky Ranch #5 Receivable	(57,123)	—
Accounts payable and accrued liabilities	(116,004)	41,045
Deferred revenues	33,527	(41,852)
Deferred income- oil & gas lease	(310,860)	(310,860)
Net cash used in operating activities	(1,326,472)	(1,594,418)

Cash flows from investing activities:
Sales and maturities of marketable securities	1,101,367	3,022,466
Purchase of marketable securities	—	(1,234,967)
Investments in water, water systems, and land	(298,772)	(68,855)
Purchase of property and equipment	(34,000)	(3,894)
Proceeds from sale of collateral stock	3,415,000	—
Net cash provided by investing activities	4,183,595	1,714,750

Cash flows from financing activities:
Arapahoe County construction proceeds	291,662	54,798
Payments to contingent liability holders	(16,535)	(3,520)
Payments made on promissory notes payable	(1,686,340)	—
Net cash (used in) provided by financing activities	(1,411,213)	51,278
Net change in cash and cash equivalents	1,445,910	171,610
Cash and cash equivalents – beginning of period	1,623,517	71,795
Cash and cash equivalents – end of period	$3,069,427	$243,405

See Accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The May 31, 2013 consolidated balance sheet, the consolidated statements of comprehensive loss for the three and nine months ended May 31, 2013 and 2012, respectively and the consolidated statements of cash flows for the nine months ended May 31, 2013 and 2012, respectively, have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at May 31, 2013, and for all periods presented have been made appropriately.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2012 Annual Report on Form 10-K (the “2012 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on November 28, 2012. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full fiscal year. The August 31, 2012 balance sheet was derived directly from the Company’s audited financial statements.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a high quality financial institution in an account which at various times during the three and nine months ended May 31, 2013, exceeded federally insured limits. At various times during the three and nine months ended May 31, 2013, the Company’s main operating account exceeded federally insured limits.

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

The amounts reported on the balance sheets for marketable securities represent the fair values of the underlying instruments as reported by the financial institutions where the funds are held as of August 31, 2012. The Company has recorded an accumulated net unrealized loss on its marketable securities of $1,081 as of August 31, 2012. The unrealized loss was the result of changes in interest rates in the market. As of May 31, 2013, the Company is not holding any marketable securities in an effort to create liquidity while the Company is in the process of curing the defaults by High Plains A&M, LLC (“HP A&M”).

Notes Receivable and Construction Proceeds Receivable – The amounts reported on the balance sheets for notes receivable and construction proceeds receivable approximate fair value as they bear interest at rates which are comparable to current market rates.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

The fair value of the Note Receivable – related party Rangeview Metropolitan District (the “District”) is not practical to estimate due to the related party nature of the underlying transaction.

Receivable from HP A&M – As described in Note 4 – Long-Term Obligations and Operating Lease below, HP A&M defaulted on certain promissory notes payable to third parties which are secured by real property and water rights owned by the Company. To protect its property and water rights, the Company has purchased certain of the HP A&M notes. The Company has the right to recover from HP A&M all costs and expenses, including reasonable attorneys’ fees, incurred by the Company in curing the defaulted notes and in protecting its right and title to the property and water rights securing the notes. The Company has recorded the entire amount of the HP A&M notes purchased by the Company and the value of remaining notes the Company is currently negotiating to purchase as a receivable from HP A&M net of the $3.4 million in proceeds received from the sale of 1.5 million shares of the Company’s Common Stock held as pledged assets. The short term portion of the receivable represents the amount of the defaulted promissory notes payable by HP A&M which were purchased by the Company as of May 31, 2013, due within the next 12 months. The carrying value of the accounts receivable approximate the fair value as the rates are comparable to market rates.

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

Notes Payable – As of May 31, 2013, the Company has acquired approximately $6.9 million of the $9.6 million of promissory notes that are payable by HP A&M to third parties. These promissory notes were acquired with cash payments of approximately $1.4 million and the issuance of approximately $5.6 million of notes by the Company, the majority of which have a five-year term, bear interest at an annual rate of five percent (5%), and require semi-annual payments with a straight-line amortization schedule. The carrying value of the notes payable approximate the fair value as the rates are comparable to market rates.

Tap Participation Fee

This note should be read in conjunction with Note 4 – Long-Term Obligations and Operating Lease below.

Pursuant to the Asset Purchase Agreement (the “Arkansas River Agreement”) dated May 10, 2006, the Company is obligated to pay HP A&M a defined percentage of a defined number of water tap fees the Company receives after the date of the Arkansas River Agreement. A Tap Participation Fee is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the three or nine months ended May 31, 2013 or 2012.

The Company imputes interest expense on the unpaid Tap Participation Fee using the effective interest method over an estimated period which is utilized in the valuation of the liability. The Company imputed interest of $871,900 and $873,000 during the three months ended May 31, 2013 and 2012, respectively. The Company imputed interest of $2,416,600 and $2,586,800 during the nine months ended May 31, 2013 and 2012, respectively.

At May 31, 2013, there remain 19,427 water taps subject to the Tap Participation Fee.

Revenue Recognition

Tap and Construction Fees – In August 2005, the Company entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”). In fiscal 2006, the Company began recognizing water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2012 Annual Report) constructed to provide service to the County. The Company recognized $3,600 of water tap fee revenues during each of the three months ended May 31, 2013 and 2012, respectively. The Company recognized $10,700 of water tap fee revenues during each of the nine months ended May 31, 2013 and 2012, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the CAA as further described in Note 4 – Long-Term Obligations and Operating Lease below.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

The Company recognized $10,400 of “Special Facilities” (defined in the 2012 Annual Report) funding as revenue during each of the three months ended May 31, 2013 and 2012, respectively. The Company recognized $31,100 of Special Facilities funding as revenue during each of the nine months ended May 31, 2013 and 2012, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 4 – Water Assets to the 2012 Annual Report.

As of May 31, 2013, the Company has deferred recognition of $1.3 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

Farm Operations – The Company leases its Arkansas River water and land to area farmers who actively farm the properties. Prior to August 3, 2012, pursuant to a property management agreement between HP A&M and the Company (the “Property Management Agreement”), HP A&M received a management fee equal to 100% of the income from the land and water leases. As a result, the Company presented its land and water lease income net of the management fees paid to HP A&M. Effective August 3, 2012, the Company terminated the Property Management Agreement due to a default by HP A&M on certain promissory notes secured by deeds of trust on the land and water purchased by the Company from HP A&M in 2006. Effective August 3, 2012, the Company manages the land and water leases and the income from the land and water leases became payable to the Company. Pursuant to the farm lease agreements, the Company bills the lessees semi-annually in March and November. The lease billings include minimum billings and adjustments based on actual water deliveries by the Fort Lyon Canal Company (“FLCC”) or are based on crop yields. Subsequent to August 3, 2012, the Company records farm lease income ratably each month based on estimated annual lease income the Company anticipates collecting from its land and water leases. The Company recorded these amounts as receivables, less an estimated allowance for uncollectible accounts. The allowance as of May 31, 2013, was determined by the Company’s specific review of all past due accounts. The Company has recorded allowances for doubtful accounts totaling $41,100 and $20,400 as of May 31, 2013 and August 31, 2012, respectively. As of May 31, 2013 the company has recorded deferred revenue of $82,565 on its farm income related to billings for future periods. The Company manages the farm lease business as a separate line of business from the wholesale water and wastewater business.

Royalty and other obligations –  Revenues from the sale of Export Water are shown net of royalties payable to the Land Board. Revenues from the sale of water on the “Lowry Range” (described in Note 4 – Water Assets to the 2012 Annual Report) are shown net of the royalties to the Land Board and the amounts retained by the District.

Oil and Gas Lease Payments –  As further described in Note 2 – Summary of Significant Accounting Policies to the 2012 Annual Report, on March 10, 2011, the Company entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”), a wholly owned subsidiary of Anadarko Petroleum Company. In December of 2012 the O&G Lease was purchased by a wholly owned subsidiary of ConocoPhillips Company. Pursuant to the O&G Lease, during the year ended August 31, 2011, the Company received up-front payments of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its “Sky Ranch” property (described in Note 4 – Water Assets to the 2012 Annual Report). The Company began recognizing the up-front payments as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. During the three months ended May 31, 2013 and 2012, the Company recognized $103,600 and $104,600, respectively, of income and royalty related to the up-front payments received pursuant to the O&G Lease. During the nine months ended May 31, 2013 and 2012, the Company recognized $310,900 and $319,400, respectively, of income and royalty related to the up-front payments received pursuant to the O&G Lease.

As of May 31, 2013, the Company has deferred recognition of $328,100 of income related to the O&G Lease, which will be recognized into income ratably through February 2014.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

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

The Company recognized $19,200 and $2,100 of share-based compensation expense during the three months ended May 31, 2013 and 2012, respectively. During each of the nine months ended May 31, 2013 and 2012, the Company recognized $42,300 of share-based compensation expense.

Income taxes

The Company uses a "more-likely-than-not" threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits as of May 31, 2013.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2010 through fiscal 2012. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At May 31, 2013, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three or nine months ended May 31, 2013 and 2012.

Loss per Common Share

Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 247,600 and 263,100 common share equivalents were outstanding as of May 31, 2013 and 2012, respectively, and have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02). ASU 2013-02 finalizes Proposed ASU No. 2012-240, and seeks to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012 (September 1, 2013 for the Company). The adoption of ASU 2013-02 will not have a material impact on its results of operations, financial condition or cash flows.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had none of these instruments at May 31, 2013.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had no Level 2 assets or liabilities at May 31, 2013.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at May 31, 2013, the Tap Participation Fee liability, which is described in greater detail in Note 4 – Long-Term Obligations and Operating Lease below.

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

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of May 31, 2013:

			Fair Value Measurement Using
		Cost / Other	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Unrealized
	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)	Gain
Tap Participation Fee liability	$70,685,800	$70,685,800	$—	$—	$70,685,800	$—

Although not required, the Company deems the following table, which presents the changes in the Tap Participation Fee for the nine months ended May 31, 2013, to be helpful to the users of its consolidated financial statements:

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

	Fair Value Measurement using Significant Unobservable Inputs (Level 3)
	Gross Estimated Tap Participation Fee Liability	Tap Participation Fee Reported Liability	Discount - to be imputed as interest expense in future periods
Balance at August 31, 2012	$112,958,000	$68,269,200	$44,688,800
Total gains and losses (realized and unrealized):	—	—	—
Imputed interest recorded as “Other Expense”	—	2,416,600	(2,416,600)
Transfers in and/or out of Level 3	—	—	—
Balance at May 31, 2013	$112,958,000	$70,685,800	$42,272,200

NOTE 3 – INVESTMENTS IN WATER, WATER SYSTEMS, LAND AND IMPROVEMENTS

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 – Water Assets to the 2012 Annual Report. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three and nine months ended May 31, 2013.

The Company’s water, water systems, land and improvements consist of the following costs and accumulated depreciation and depletion at May 31, 2013 and August 31, 2012:

	May 31, 2013		August 31, 2012
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Arkansas River Valley assets	$69,112,300	$(1,444,800)	$69,112,300	$(1,315,900)
Rangeview water supply	14,667,000	(7,500)	14,376,100	(7,100)
Sky Ranch water rights and other costs	3,930,500	(72,600)	3,924,100	(50,800)
Fairgrounds water and water system	2,899,900	(600,600)	2,899,900	(534,500)
Rangeview water system	167,700	(71,400)	167,700	(67,600)
Water supply – other	26,900	(21,300)	25,600	(19,400)
Totals	90,804,300	(2,218,200)	90,505,700	(1,995,300)

Net investments in water and water systems	$88,586,100		$88,510,400
Sky Ranch land and improvements, net	$3,770,600		$3,778,500
Total net investments in water, water systems, land and improvements	$92,356,700		$92,288,900

Capitalized terms in this section not defined herein are defined in Note 4 – Water Assets to the 2012 Annual Report.

Depletion and Depreciation. The Company recorded $100 of depletion charges during each of the three month periods ended May 31, 2013 and 2012. The Company recorded $300 of depletion charges during each of the nine month periods ended May 31, 2013 and 2012, respectively. This related entirely to the Rangeview Water Supply. No depletion is taken against the Arkansas River water or Sky Ranch Water Supply because the water located at these locations is not yet being utilized for its intended purpose as of May 31, 2013.

The Company recorded $77,600 of depreciation expense during each of the three months ended May 31, 2013 and 2012. The Company recorded $231,500 and $230,100 of depreciation expense during the nine months ended May 31, 2013 and 2012, respectively.

Land and Water Shares Held for Sale. During fiscal 2012, management decided to sell certain farms in order to have cash flows sufficient to acquire the notes defaulted upon by HP A&M and to meet the future obligations on the promissory notes the Company issued to purchase the defaulted notes owed by HP A&M. The Company has entered into or is in the process of negotiating agreements to sell 1,471 acres of land along with 3,397 FLCC shares associated with this land. The assets held for sale total $5.7 million, which is the lower of cost or fair value less cost to sell.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

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

In fiscal years 2007 and 2008, in order to reduce the long term impact of the CAA, the Company repurchased various portions of the CAA obligations in priority. The Company did not make any CAA acquisitions during the three or nine months ended May 31, 2013 and 2012. As a result of the acquisitions, and due to the sale of Export Water, as detailed in the table below, the remaining potential third party obligation at May 31, 2013, is $3.4 million:

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third party Obligation	Participating Interests Liability	Contingency
Original balances	$–	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2012:
Acquisitions	–	28,077,500	(28,077,500)	(9,790,000)	(18,287,500)
Option payments - Sky Ranch and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees *	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	111,300	(77,900)	(33,400)	(12,100)	(21,300)
Balance at August 31, 2012	754,700	27,802,700	3,468,800	1,208,900	2,259,900
Fiscal 2013 activity:
Export Water sale payments	158,000	(110,600)	(47,400)	(16,500)	(30,900)
Balance at May 31, 2013	$912,700	$27,692,100	$3,421,400	$1,192,400	$2,229,000

 * The Arapahoe County tap fees are less $34,522 in royalties paid to the Land Board.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first three payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive $5.1 million of the first priority payout (the remaining entire first priority payout totals $7.3 million as of May 31, 2013).

Arkansas River Agreement Obligations

The Tap Participation Fee. The $70.7 million Tap Participation Fee liability at May 31, 2013, represents the estimated discounted fair value of the Company’s obligation to pay HP A&M 20% of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 19,427 water taps sold by the Company. Initially the obligation was to pay 10% of the Company’s gross proceeds, or the equivalent thereof, from the sale of 40,000 water taps sold after the date of the Arkansas River Agreement. The 40,000 water taps were reduced to 19,427 water taps as a result of (i) sales of Arkansas River Valley land in 2006 and 2009, (ii) the sale of unutilized water rights owned by the Company in the Arkansas River Valley in 2007, (iii) the election made by HP A&M, effective September 1, 2011, pursuant to the Arkansas River Agreement, to increase the Tap Participation Fee percentage from 10% to 20%, and to take a corresponding 50% reduction in the number of taps subject to the Tap Participation Fee, and (iv) the allocation of 26.9% of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expenses for managing the leases and a reasonable overhead allocation) received by HP A&M from management of the farm leasing operations from September 1, 2011 to August 3, 3012 prior to termination of the Property Management Agreement.

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

Utilizing this historical information, the Company projected an estimated new home development pattern in its targeted service area sufficient to cover the sale of the water taps subject to the Tap Participation Fee at the date of the revaluation, which was September 1, 2011. The estimated proceeds generated from the sale of those water taps resulted in estimated payments to HP A&M over the life of the projected development period of $120.6 million, which is an increase of $7.5 million from the previous valuation completed in fiscal 2009. The estimated payments to HP A&M are then discounted to the current valuation date and the difference between the amount reflected on the Company’s balance sheet at the valuation date and the total estimated payments is imputed as interest expense over the estimated development time using the effective interest method. The implied interest rate for the most recent valuation was 5.3% which was a 1.0% decrease from the prior valuation completed in fiscal 2009. Based on review of the underlying assumptions used in the September 1, 2011 Tap Participation Fee valuation, there have not been any material changes to these assumptions, and therefore no revaluation of the Tap Participation Fee is deemed necessary.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

Actual new home development in the Company’s service area and actual future tap fees inevitably will vary significantly from the Company’s estimates, which could have a material impact on the Company’s consolidated financial statements. An important component in the Company’s estimate of the value of the Tap Participation Fee, which is based on historical trends, is that the Company reasonably expects water tap fees to continue to increase in the coming years. Tap fees are market based and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees thus are partially indicative of the increasing value of the Company’s water assets. The Company continues to assess the value of the Tap Participation Fee liability and updates its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee.

The $70.7 million balance at May 31, 2013, includes $25.1 million of interest which has been imputed since the acquisition date, recorded using the effective interest method. Payment of the Tap Participation Fee may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.

Promissory Notes Payable by HP A&M in Default. 60 of the 80 properties the Company originally acquired from HP A&M are subject to outstanding promissory notes payable to third parties that are secured by deeds of trust on the Company’s properties and water rights, as well as mineral interests. HP A&M has now defaulted on all of the promissory notes and informed the Company that it does not intend to pay any of the amounts owed. HP A&M owed approximately $9.6 million of principal and accrued interest at the time of default. These promissory notes are secured by approximately 14,000 acres of land and 16,882 FLCC shares representing water rights owned by the Company.

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

To protect its land and water interests, during the nine months ended May 31, 2013, the Company purchased approximately $6.9 million of the $9.6 million notes payable by HP A&M and is negotiating the purchase of the remaining $2.7 million with the holders. HP A&M continues to be liable for making the required payments on the notes, and the Company is pursuing remedies to recover the costs and expenses, including reasonable attorneys’ fees, incurred by the Company in protecting the rights and title to the land and water rights securing the notes payable by HP A&M, including the costs incurred in purchasing the notes defaulted on by HP A&M. The amount owed on the outstanding notes was approximately $6.6 million and $9.6 million at May 31, 2013 and August 31, 2012, respectively.

Operating Lease

Effective December 18, 2012, the Company entered into an operating lease for 1,200 square feet of office space. The lease has a two year term with payments of $1,540 per month.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

NOTE 5 – SHAREHOLDERS’ EQUITY

The Company maintains the 2004 Incentive Plan (the “Equity Plan”), which was approved by shareholders in April 2004. Executives, eligible employees, consultants and non-employee directors are eligible to receive options and stock grants pursuant to the Equity Plan. Pursuant to the Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. At May 31, 2013, the Company had 1,318,311 common shares remaining that can be granted to eligible participants pursuant to the Equity Plan.

The following table summarizes the stock option activity for the Equity Plan for the nine months ended May 31, 2013:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Outstanding at beginning of period (Aug. 31, 2012)	215,000	$5.88
Granted	32,500	3.15
Exercised	—	—
Forfeited or expired	—	—
Outstanding at May 31, 2013	247,500	5.52	6.4	$161,475
Options exercisable at May 31, 2013	205,000	$6.03	5.5	$114,165

The following table summarizes the activity and value of non-vested options as of and for the nine months ended May 31, 2013:

	Number of Options	Weighted-Average Grant Date Fair Value
Non-vested options outstanding at beginning of period	22,500	$1.72
Granted	32,500	2.36
Vested	(12,500)	1.50
Forfeited	—	—
Options not vested at May 31, 2013	42,500	$2.28

All non-vested options are expected to vest. The total fair value of options vested during the three and nine months ended May 31, 2013 and 2012 was $18,800 and $38,900, respectively.

Stock-based compensation expense for the three months ended May 31, 2013 and 2012, was $19,200 and $13,600, respectively. Stock-based compensation expense for the nine months ended May 31, 2013 and 2012, was $42,300 and $42,300, respectively.

At May 31, 2013, the Company had unrecognized expenses relating to non-vested options that are expected to vest totaling $51,200 which have a weighted average life of less than 1 year. The Company has not recorded any excess tax benefits to additional paid-in capital.

NOTE 6 – RELATED PARTY TRANSACTIONS

On December 16, 2009, the Company entered into a Participation Agreement with the District, whereby the Company agreed to provide funding to the District in connection with the District joining the South Metro Water Supply Authority (“SMWSA”). During the three months ended May 31, 2013 and 2012, the Company provided $50,000 and $7,000 of funding to the District pursuant to the Participation Agreement, respectively. During the nine months ended May 31, 2013 and 2012, the Company provided $89,500 and $39,700 of funding to the District pursuant to the Participation Agreement, respectively.  These amounts were expensed at the time of funding.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at May 31, 2013) and matures on December 31, 2013. The Company intends to extend the maturity date of the loan to December 31, 2014. The $552,900 balance of the note receivable at May 31, 2013, includes borrowings of $229,300 and accrued interest of $323,600.

NOTE 7 – SIGNIFICANT CUSTOMERS

The Company sells wholesale water and wastewater services to the District pursuant to the Rangeview Water Agreements (defined in Note 4 – Water Assets to the 2012 Annual Report). Sales to the District accounted for 36% and 57% of the Company’s total water and wastewater revenues for the three months ended May 31, 2013 and 2012, respectively. Sales to the District accounted for 41% and 79% of the Company’s water and wastewater revenues for the nine months ended May 31, 2013 and 2012, respectively. The District has one significant customer. Pursuant to the Rangeview Water Agreements the Company is providing water and wastewater services to this customer on behalf of the District. The District’s significant customer accounted for 31% and 37% of the Company’s total water and wastewater revenues for the three months ended May 31, 2013 and 2012, respectively. The District’s significant customer accounted for 35% and 49% of the Company’s water and wastewater revenues for the nine months ended May 31, 2013 and 2012, respectively.

Revenues from another customer represented approximately 49% and 50% of the Company’s water and wastewater revenues for the three and nine months ended May 31, 2013, respectively. The other customer had no revenues for the three and nine months ended May 31, 2012.

The Company had accounts receivable from the District which accounted for 12% and 16% of the Company’s trade receivables balances at May 31, 2013 and August 31, 2012, respectively. Accounts receivable from the District’s largest customer accounted for 10% and 13% of the Company’s trade receivables as of May 31, 2013 and August 31, 2012, respectively.

NOTE 8 – ACCRUED LIABILITIES

At May 31, 2013, the Company had accrued liabilities of $196,200, of which $98,600 was for estimated property taxes, $44,500 was for professional fees, $27,900 was for farm lease prepayments, and $25,200 related to operating payables.

At August 31, 2012, the Company had accrued liabilities of $172,600, of which $60,500 was for estimated property taxes, $56,800 was for professional fees, $33,500 was for farm lease prepayments, and the remaining $21,800 related to operating payables.

NOTE 9 – LITIGATION LOSS CONTINGENCIES

The Company is involved in various claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Company records an accrual for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company makes such estimates based on information known about the claims and experience in contesting, litigating and settling similar claims. Disclosures are also provided for reasonably possible losses that could have a material effect on the Company's financial position, results of operations or cash flows.

Because each of the lawsuits below involves complex legal issues and uncertainties and are in the early stages of litigation, the Company has determined that no accruals for losses related to the lawsuits are reasonably estimable or deemed reasonably likely at this time.

As discussed in a Form 8-K filed on December 19, 2011, on that date the Company and the District filed a lawsuit against the State of Colorado by and through the Land Board. The complaint was filed with the District Court, City and County of Denver, State of Colorado. The Company and the District are claiming that the Land Board breached, and will breach, agreements entered into by the Land Board with the Company and the District in connection with a 1996 settlement agreement. Those agreements include (i) the Amended and Restated Water Lease, dated as of April 4, 1996, between the Land Board and the District (the "Lease") and (ii) the Service Agreement of the same date between the Company and the District. As initially reported in a Current Report on Form 8-K filed on November 29, 2011, the Land Board issued a Request for Proposal that included a draft lease agreement related to oil and gas rights at the Land Board’s Lowry Range. The Company believes the draft lease agreement did not adequately address or protect the Company’s exclusive right to provide water to the Lowry Range. The Land Board subsequently entered into an oil and gas lease for the Lowry Range, which, like the draft lease, does not protect the Company’s exclusive rights. As a result of this breach, the Company and the District are claiming damages to be proven at trial.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

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

The Land Board asserted certain counterclaims in the lawsuit described above that relate to operational disputes under the Lease. On June 14, 2013, the Company, the District and the Land Board entered into an Arbitration Agreement pursuant to which the parties have agreed to submit three counterclaims under the Lease to binding arbitration: (i) whether revenue from wastewater services are subject to royalties under the Lease and the appropriate payment for a right-of-way for a wastewater reclamation facility, (ii) whether Export Water royalties are owed on a net or gross proceeds basis, and (iii) if, and/or how water from the four aquifers under the Lowry Range should be blended for sale, as well as any related claims of the Company and the District for offset, credit or overpayment of previous royalties paid and defenses to the three claims. The counterclaims have been dismissed from the lawsuit without prejudice. An arbitrator has not yet been selected, so the timing of resolution of these claims is unknown. Because the arbitration has not proceeded past the agreement stage and the outcome is uncertain, the Company has determined that accruals for losses related to the arbitration are not reasonably estimable or deemed reasonably likely at this time. The Company and the District believe that they have been conducting their operations in accordance with the Lease and are prepared to defend their decisions in the arbitration.

During the nine month period ended May 31, 2013, foreclosure proceedings were commenced against 37 of the properties acquired by the Company from HP A&M which are subject to promissory notes defaulted upon by HP A&M and secured by deeds of trust on the Company’s land and water rights. Subsequent to May 31, 2013, a foreclosure proceeding was commenced against one additional property. These properties represent approximately 40% of the Company’s FLLC shares and over 45% of the Company’s Arkansas River land.  The proceedings were filed on various dates from January 9, 2013 through July 3, 2013, with the Public Trustees of Bent, Otero and Prowers Counties in Colorado and involve claims against HP A&M for its failure to pay the notes.  Foreclosure proceedings in Colorado take at least nine months to conclude.  Due to statutory protections afforded to the Company as the owner of the properties and the Company’s liquidity, the Company anticipates concluding these foreclosure proceedings on terms which will not have a material adverse effect on its financial position, results of operations or cash flows.  The Company also intends to pursue remedies against HP A&M for the defaults. The Company has recorded no accrual for loss related to the foreclosures because the Company has determined that losses related to the foreclosure proceedings are not probable. Further, the Company estimates that any reasonably possible loss would be zero or immaterial in amount.

NOTE 10 – SEGMENT INFORMATION

The Company operates primarily in two lines of business: (i) the wholesale water and wastewater business; and (ii) the agricultural farming business. The Company provides wholesale water and wastewater services to customers using water rights owned by the Company and develops infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater. The Company’s agricultural business consists of the Company leasing its Arkansas River Valley land and water to area farmers under cash leases or in certain cases crop share leases. The following tables show information by operating segment for the three and nine months ended May 31, 2013:

Three months ended May 31, 2013

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total
Revenues	$99,700	$296,100	$17,600	$413,400
Gross profit	13,100	268,200	17,600	298,900
Depletion and depreciation	55,500	—	—	55,500
Other significant noncash items:
Stock-based compensation	—	—	19,200	19,200
TPF interest expense	871,900	—	—	871,900
Segment assets	93,329,600	6,610,300	9,028,400	108,968,300
Expenditures for segment assets	178,500	—	—	178,500

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2013

Nine months ended May 31, 2013

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total

Revenues	$272,000	$963,900	$50,500	$1,286,400
Gross profit	34,100	890,000	50,500	974,600
Depletion and depreciation	165,300	—	—	165,300
Other significant noncash items:
Stock-based compensation	—	—	42,300	42,300
TPF interest expense	2,416,600	—	—	2,416,600
Segment assets	93,329,600	6,610,300	9,028,400	108,968,300
Expenditures for segment assets	298,800	—	—	298,800

As of May 31, 2012, the Company had only one operating segment.

NOTE 11 – SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES

	Three Months Ended
	May 31, 2013	May 31, 2012
Accrued interest and penalties related to HP A&M receivable and related promissory notes	$78,900
Increase in estimated Tap Participation Fee liability and related discount		$7,450,000
Farm revenue allocated against the Tap Participation Fee liability and additional paid-in capital		$142,300

*****

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” in our Annual Report on Form 10-K and Part II, Item 1A.”Risk Factors” in this Quarterly Report on Form 10-Q, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and periods that follow to differ materially from those expressed in, or implied by those forward-looking statements. Readers are cautioned that forward-looking statements contained in this Form 10-Q should be read in conjunction with our disclosure under the heading “Disclosure Regarding Forward-Looking Statements” below.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition and should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the financial statements and the notes thereto contained in our 2012 Annual Report on Form 10-K (the “2012 Annual Report”).

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

Results of Operations – an analysis of our results of operations for the periods presented in our consolidated financial statements.

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

Agricultural Operations and Leasing

Beginning August 3, 2012, we assumed management of our farm operations and all associated income and expenses. Beginning September 1, 2012, we began tracking and reporting our farm operations as a separate business segment to reflect management’s analysis, investment decision, and operating performance for this business segment. Currently, approximately 90% of our farm operations are managed through cash lease arrangements with local area farmers whereby we charge a fixed fee, billed semi-annually in March and November, to lease our land and the water for agricultural purposes to tenant farmers. We have a small number of crop share leases, pursuant to which we and the tenant farmer jointly share in the gross revenues generated from the crops grown under a 75% farmer, 25% landlord participation. The majority of crops grown on our farms are alfalfa, with a number of acres also planted in corn, sorghum, and wheat. We will continue to review and evaluate ways to enhance the performance of more than 16,000 acres of farm land through relationships with area farmers.

We also own 931 acres of land along the I-70 corridor east of Denver, Colorado that is being held for development. These land interests are described in the Arkansas River Water and Land and Sky Ranch sections of Note 4 - Water Assets to the 2012 Annual Report.

Results of Operations

Executive Summary

The results of our operations for the three and nine months ended May 31, 2013 and 2012 are as follows:

Summary Table 1
	Three months ended:
	May 31, 2013	May 31, 2012	$ Change	% Change
Millions of gallons of water delivered	11.8	6.6	5.2	79%
Water revenues generated	$89,700	$32,300	$57,400	178%
Operating costs to deliver water	$59,600	$16,800	$42,800	255%
(excluding depreciation and depletion)
Water delivery gross margin %	34%	48%

Wastewater treatment revenues	$10,100	$11,300	$(1,200)	-11%
Operating costs to treat wastewater	$4,900	$5,400	$(500)	-9%
Wastewater treatment gross margin %	51%	52%

Tap and specialty facility revenues	$14,000	$14,000	$—	0%

Farm operations revenues	$296,100	$—	$296,100	N/A
Farm operating costs	$27,900	$—	$27,900	N/A
Farm operations gross margin %	91%

General and administrative expenses	$460,500	$621,200	$(160,700)	-26%
Net losses	$1,052,700	$1,419,900	$(367,200)	-26%

Summary Table 1a
	Nine months ended:
	May 31, 2013	May 31, 2012	$ Change	% Change
Millions of gallons of water delivered	30.8	17.1	13.7	80%
Water revenues generated	$240,600	$98,300	$142,300	145%
Operating costs to deliver water	$137,800	$48,500	$89,300	184%
(excluding depreciation and depletion)
Water delivery gross margin %	43%	51%

Wastewater treatment revenues	$31,400	$34,900	$(3,500)	-10%
Operating costs to treat wastewater	$12,800	$15,900	$(3,100)	-19%
Wastewater treatment gross margin %	59%	54%

Tap and specialty facility revenues	$41,900	$41,900	$—	0%

Farm operations revenues	$963,900	$—	$963,900	N/A
Farm operating costs	$74,000	$—	$74,000	N/A
Farm operations gross margin %	92%

General and administrative expenses	$1,602,100	$1,804,500	$(202,400)	-11%
Net losses	$3,044,900	$4,145,300	$(1,100,400)	-27%

Water Usage Revenues

Our water service charges include a fixed monthly fee and a fee based on actual amounts of water used, which is based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established based on the average of three surrounding water providers.

Water deliveries increased 79% and 80% during the three and nine months ended May 31, 2013, compared to the three and nine months ended May 31, 2012, respectively. Water revenues increased 178% and 145% for the three and nine months ended May 31, 2013, compared to the three and nine months ended May 31, 2012. The increases in our water deliveries and related revenues were due to our selling water to the oil hydrologic fracking industry. The gross margins on delivering water decreased during the three and nine months ended May 31, 2013, compared to the three and nine months ended May 31, 2012, primarily due to the increased costs related to the ECCV (defined below) system to meet the higher demands of such drilling and fracking activities.

Wastewater Treatment Revenues

Our wastewater customer is charged based on the amount of wastewater treated.

Wastewater fees decreased 11% and 10% during the three and nine months ended May 31, 2013, compared to the three and nine months ended May 31, 2012, respectively. These decreases were primarily the result of decreased demand from our only wastewater customer.

Tap Fees

In August 2005, we entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”). In fiscal 2006, we began recognizing water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2012 Annual Report) constructed to provide service to the County. We recognized $3,600 and $10,700 of water tap fee revenues during each of the three and nine months ended May 31, 2013 and 2012, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the “CAA” which is described in Note 4 – Long-Term Obligations and Operating Lease to the accompanying consolidated financial statements.

We recognized $10,400 and $31,100 of “Special Facilities” (defined in the 2012 Annual Report) funding as revenue during each of the three and nine months ended May 31, 2013 and 2012, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 2 – Summary of Significant Accounting Policies to the 2012 Annual Report.

At May 31, 2013, we have deferred recognition of $1.3 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

We did not sell any water or wastewater taps during the three or nine months ended May 31, 2013 or 2012, thus there were no reductions in the Tap Participation Fee (as defined in Note 1 – Presentation and Interim Information to the accompanying consolidated financial statements) for the three or nine months ended May 31, 2013. We did reduce the Tap Participation Fee by the equivalent of 12 and 36 taps during the three and nine months ended May 31, 2012, as described in Note 4 – Long-Term Obligations and Operating Lease to the accompanying consolidated financial statements.

Farming Operations

Our farming operations include revenues from leases on the farms we own in the Arkansas River Valley.

During the three and nine months ended May 31, 2013, we received revenues from our farming operations of approximately $296,100 and $963,900, respectively. During the three and nine months ended May 31, 2012 we did not have revenues from farming operations because the farming operations were managed by High Plains A&M, LLC (“HP A&M”) pursuant to a property management agreement between us and HP A&M (the “Property Management Agreement”), as described in Note 1 – Presentation of Interim Information to the accompanying consolidated financial statements. As a result of HP A&M’s default (as described in Note 4 – Long-Term Obligations and Operating Lease to the accompanying consolidated financial statements), we terminated the Property Management Agreement and we now manage our farms directly.

General and Administrative and Other Expenses

Significant balances classified as general and administrative (“G&A”) expenses for the three and nine months ended May 31, 2013 and 2012, respectively were:

Table 2 - Significant Balances in G&A
	Three months ended:
	May 31, 2013	May 31, 2012	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$155,000	$138,300	$16,700	12%
Excluding share-based compensation	$135,700	$136,100	$(400)	0%
Professional fees	$75,700	$196,200	$(120,500)	-61%
Property taxes	$57,500	$—	$56,700	100%
Water assessment fees	$72,500	$92,500	$(20,000)	-22%
Directors fees (including insurance)	$11,300	$11,800	$(500)	-4%
Public entity related expenses	$17,100	$32,500	$(15,400)	-47%

Table 2a - Significant Balances in G&A
	Nine months ended:
	May 31, 2013	May 31, 2012	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$423,700	$499,700	$(76,000)	-15%
Excluding share-based compensation	$381,400	$457,400	$(76,000)	-17%
Professional fees	$217,100	$515,900	$(298,800)	-58%
Property taxes	$265,600	$—	$265,600	100%
Water assessment fees	$248,700	$269,000	$(20,300)	-8%
Directors fees (including insurance)	$99,500	$105,900	$(6,400)	-6%
Public entity related expenses	$69,200	$80,600	$(11,400)	-14%

Salary and salary related expenses including share-based compensation increased 12% for the three months ended May 31, 2013 as compared to the three months ended May 31, 2012 due to the issuance of stock options to our non-employee Board of Directors in January 2013 of 32,500 shares versus 12,500 shares during January 2012. Salary and salary related expenses including share-based compensation decreased 15% for the nine months ended May 31, 2013 as compared to the nine months ended May 31, 2012. In the first quarter of fiscal 2012, we paid bonuses totaling $47,000 to employees which were a non-recurring expense. The salary and salary related expenses noted above include $19,200 and $2,100 of share-based compensation expenses for the three months ended May 31, 2013 and 2012, respectively. The salary and salary related expenses noted above include $42,300 of share-based compensation expenses during each of the nine months ended May 31, 2013 and 2012.

Professional fees (legal and accounting) decreased 59% during the three months ended May 31, 2013, as compared to the three months ended May 31, 2012. The decrease was due to a reduction in litigation legal fees of approximately $155,000, which was partially offset by increases in general legal fees of approximately $30,000. Professional fees (legal and accounting) decreased 58% during the nine months ended May 31, 2013, as compared to the nine months ended May 31, 2012. The decrease is attributable to a reduction in general legal fees of approximately $49,000 and litigation fees of approximately $261,000.

In conjunction with the HP A&M default we are now responsible for the property taxes associated with the land. We are also now accruing property taxes related to our Sky Ranch property. The expected annual property taxes for calendar year 2012 (paid in 2013) for our farming operations and our Sky Ranch property are approximately $142,000 and $90,600, respectively. We anticipate the property taxes will remain consistent through the 2013 calendar year so we are accruing property taxes of approximately $19,400 monthly.

Water assessment fees, which are mainly paid to the Fort Lyon Canal Company (“FLCC”), are the fees we pay for our share of the maintenance of canals in the Arkansas River Valley. The fees are approved by the shareholders of the FLCC. As of May 31, 2013, we hold approximately 23% of the voting shares of the FLCC, 4% of which are being held for sale. In December 2011, the FLCC shareholders approved an increase in the fees from $15.50 per share to $17.00 per share. For calendar year 2013 assessment fees decreased from $17.00 per share to $15.00 per share, which decreased our overall assessment fees expense by approximately $28,900 from fiscal year 2012 to fiscal year 2013. Our calendar year assessments for 2013 will be approximately $290,000 and are being expensed ratably during the year.

Directors fees, including D&O insurance, decreased 4% for the three months ended May 31, 2013 as compared to the three months ended May 31, 2012. Directors fees, including D&O insurance, decreased 6% for the nine months ended May 31, 2013 as compared to the nine months ended May 31, 2012. These fees vary due to timing of expenditures, but generally are expected to remain consistent year over year.

Costs associated with corporate governance and costs associated with being a publicly traded entity decreased 47% for the three months ended May 31, 2013 as compared to the three months ended May 31, 2012. Costs associated with corporate governance and costs associated with being a publicly traded entity decreased 14% for the nine months ended May 31, 2013 as compared to the nine months ended May 31, 2012. The decrease was primarily due to a reduction in our accrual related to our filing providers for contracts that were not renewed. Our costs generally fluctuate due to changes in the number of press releases, investor relation initiatives, filing fees and compliance costs for filing with the Securities and Exchange Commission (the “SEC”).

Other Income and Expense Items

Table 3 - Other Items
	Three months ended:
	May 31, 2013	May 31, 2012	$ Change	% Change
Income items:
Oil and gas lease income	$103,600	$104,600	$(1,000)	-1%
Interest income	$4,800	$12,800	$(8,000)	-63%

Expense items:
Depreciation and depletion	$77,700	$77,700	$—	0%
Imputed interest	$871,900	$873,000	$(1,100)	0%
Interest expense	$73,600	$—	$73,600	N/A

Table 3a - Other Items
	Nine months ended:
	May 31, 2013	May 31, 2012	$ Change	% Change
Income items:
Oil and gas lease income	$310,900	$319,400	$(8,500)	-3%
Interest income	$23,300	$42,400	$(19,100)	-45%

Expense items:
Depreciation and depletion	$231,800	$230,400	$1,400	1%
Imputed interest	$2,416,600	$2,586,800	$(170,200)	-7%
Interest expense	$176,800	$—	$176,800	N/A

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

Depreciation and depletion was unchanged during the three months ended May 31, 2013 compared to the three months ended May 31, 2012. Depreciation and depletion increased 1% during the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012. These expenses are expected to be comparable year over year.

Imputed interest expense is related to the Tap Participation Fee payable to HP A&M. This represents the expensed portion of the difference between the estimated fair value of the payments to be made to HP A&M and the discounted present value of those payments imputed using the effective interest method. The decrease in the imputed interest expense is a result of the updated valuation performed during  the first quarter of fiscal 2011, which is explained in greater detail in Note 4 – Long-Term Obligations and Operating Lease to the accompanying consolidated financial statements.

Interest expense for the three and nine months ended May 31, 2013, is related to the interest accrued on the $5.6 million in promissory notes issued to acquire the HP A&M debt. No interest expense was accrued during the three and nine months ended May 31, 2012.

Liquidity, Financial Resources and Financial Condition

At May 31, 2013, our working capital, defined as current assets less current liabilities, was approximately $4.6 million. As of May 31, 2013, we had approximately $3.1 million of cash and cash equivalents. As of the date of the filing of this quarterly report on Form 10-Q, we have an effective shelf registration statement pursuant to which we may elect to sell up to another $4.45 million of common stock prior to its expiration date of July 28, 2013. On June 7, 2013 we filed a S-3 registration statement to replace this shelf registration with a new shelf registration statement pursuant to which we may elect to sell up to $15 million of equity securities at any time and from time to time. As of the date of this filing this registration statement is not effective. We believe that as of the date of the filing of this quarterly report on Form 10-Q and as of May 31, 2013, we have sufficient working capital to fund our operations for the next fiscal year.

Arkansas River Valley Water Assets

The FLCC water assessments are the charges assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal. The water assessment payments are payable to the FLCC each calendar year. Our calendar year assessments for 2013 will be approximately $290,000 and are being expensed ratably during the year. Our calendar year 2012 property taxes (paid in April 2013) were approximately $142,000. We anticipate the property taxes for calendar year 2013 to be similar, so we will accrue monthly property taxes of approximately $11,800.

Sky Ranch Property

Our calendar year 2012 Sky Ranch property taxes (paid in April 2013) were approximately $90,600. We anticipate the property taxes for calendar year 2013 to be similar, so we will accrue monthly property taxes of approximately $7,600.

ECCV Capacity Operating System

Pursuant to a 1982 contractual right, the District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than ten miles of buried water pipeline located on the “Lowry Range” as described in Note 4 – Water Assets to the 2012 Annual Report. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as the District’s service provider and the Export Water Contractor (as defined in the Amended and Restated Water Lease between the District and the Colorado State Board of Land Commissioners), we entered into an agreement to operate and maintain the ECCV facilities allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system were a flat monthly fee of $4,667 per month from May 1, 2012 through December 31, 2012, which increased to $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2020 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers.

The Tap Participation Fee

The $70.7 million Tap Participation Fee liability at May 31, 2013, represents the estimated fair value of our obligation to pay HP A&M 20% of our gross proceeds, or the equivalent thereof, from the sale of the next 19,427 water taps we sell and includes $25.1 million of interest which has been imputed since we acquired our Arkansas River assets, recorded using the effective interest method. During the extended term of the Property Management Agreement, we were permitted to allocate 26.9% of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expenses for managing the leases and a reasonable overhead allocation) paid to HP A&M against the Tap Participation Fee. During the three and nine months May 31, 2012, we allocated $47,400 and $155,600, respectively, to the Tap Participation Fee liability, which was the equivalent of 12 and 36 taps, respectively. We terminated the Property Management Agreement on August 3, 2012. Therefore, no Net Revenue was allocated against the Tap Participation Fee liability during the three or nine months ended May 31, 2013, and no Net Revenue will be allocated to the liability in any future period. We did not sell any taps during the three or nine months ended May 31, 2013 or 2012.

The Tap Participation Fee was reviewed as of May 31, 2013, and no material changes to the September 1, 2011 revaluation were indicated. Payment of the Tap Participation Fee may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events.

South Metropolitan Water Supply Authority

The South Metropolitan Water Supply Authority (“SMWSA”) is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members.  SMWSA members include 13 Denver area water providers in Arapahoe and Douglas Counties.  The District became a member of SMWSA in 2009 in an effort to participate with other area water providers in developing regional water supplies along the Front Range.  For over two years, the SMWSA members have been working with Denver Water and Aurora Water on a cooperative water project known as the Water Infrastructure Supply Efficiency partnership (“WISE”), which seeks to develop regional infrastructure that would interconnect members’ water transmission systems to be able to develop additional water supplies from the South Platte River in conjunction with Denver Water and Aurora Water.  Through an agreement with the District, we continue to support SMWSA and its joint water development efforts and may seek to participate in one or more regional water projects if such projects are in our best interest. The negotiations on the project are ongoing and as of the date of this report we cannot reasonably anticipate our portion of the expense to complete the project.

Summary Cash Flows Table

Table 4 - Summary Cash Flows Table
	Nine Months Ended
	May 31, 2013	May 31, 2012	$ Change	% Change
Cash (used) provided by:
Operating acitivities	$(1,326,500)	$(1,594,400)	$267,900	-17%
Investing activities	$4,183,600	$1,714,800	$2,468,800	144%
Financing activities	$(1,411,200)	$51,300	$(1,462,500)	-2851%

Changes in Operating Activities

Operating activities include revenues we receive from the sale of wholesale water and wastewater services, costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.

Cash used by operations during the nine months ended May 31, 2013 decreased 17% compared to the nine months ended May 31, 2012. This decrease is a result of decreased losses for the period, which were related to the recording of additional revenue from farm operations.

We will continue to provide domestic wholesale water and wastewater service to customers in our service area and we will continue to operate and maintain our water and wastewater systems as well as the farm lease operations with our own employees.

Changes in Investing Activities

Investing activities during the nine months ended May 31, 2013, consisted of us selling $1.1 of marketable securities, the sale of the 1.5 million pledged shares for $3.4 million (net of costs), and us investing $332,800 into our water and wastewater infrastructure and equipment.

Changes in Financing Activities

Financing activities for the nine months ended May 31, 2013, consisted of the payoff of $291,700 from the County for the construction of Special Facilities, $16,500 in payments to contingent liability holders, and $1,686,300 of cash used to acquire the promissory notes defaulted upon by HP A&M and the payment of related principal and interest on those notes.

Critical Accounting Policies and Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements.

The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates associated with the timing of revenue recognition, the impairment analysis of our water rights, management’s valuation of the Tap Participation Fee and share-based compensation. Below is a summary of these critical accounting policies.

Revenue Recognition

Our revenues consist mainly of tap fees, monthly service fees, construction revenues, and farm income. As further described in Note 2 – Summary of Significant Accounting Policies to the financial statements included in our 2012 Annual Report, proceeds from tap sales are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. When we construct the infrastructure to be owned by the customer, we recognize tap fees pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percentage of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the three or nine months ended May 31, 2013 or 2012.

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

Pursuant to the O&G Lease, during the year ended August 31, 2011, we received up-front payments of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate we own at our Sky Ranch property. We began recognizing the up-front payments from the O&G Lease as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. During each of the three months ended May 31, 2013 and 2012, we recognized $103,600 of income and royalty related to the up-front payments received pursuant to the O&G Lease. During each of the nine months ended May 31, 2013 and 2012, we recognized $310,900 of income and royalty related to the up-front payments received pursuant to the O&G Lease.

As of May 31, 2013, we have deferred recognition of $328,100 of income related to the O&G Lease, which is being recognized into income ratably through February 2014.

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

Our Front Range and Arkansas River Water Rights

We determine the undiscounted cash flows for our Denver based assets and the Arkansas River assets (described below in the Tap Participation Fee section) by estimating tap sales to potential new developments in our service area and to communities along the Front Range using estimated future tap fees, less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs inevitably will vary significantly from our estimates, which could have a material impact on our consolidated financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2012, and determined that our Rangeview Water Supply (defined in Note 4 – Water Assets to the 2012 Annual Report) and Arkansas River water assets were not impaired and their costs were deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g. Sky Ranch and the Lowry Range, which are described in Note 4 – Water Assets to the 2012 Annual Report) as well as in surrounding areas, including the Front Range and the I-70 corridor. We estimate that we have the ability to provide wholesale water service to approximately 180,000 SFE’s using our combined Rangeview Water Supply and Arkansas River water assets, which have a carrying value of approximately $88.5 million as of May 31, 2013. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $22,500 and estimated gross margins, we estimate that we would need to sell the following number of new water connections to recover the costs of our Rangeview Water Supply and our Arkansas River water assets:

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

Tap Participation Fee

In 2006 we acquired 17,500 acres of irrigated land together with approximately 60,000 acre-feet of Arkansas River water rights from HP A&M. In addition to common stock issued to HP A&M, we agreed to pay HP A&M a defined percentage of a defined number of water taps we sell from and after the date of the agreement with HP A&M. The Tap Participation Fee is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased in the HP A&M acquisition. The Tap Participation Fee liability is valued by estimating new home development in our service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver metropolitan area. This development pattern was then applied to projected future water tap fees determined by using historical water tap fee trends.

We updated the estimated discounted cash flow analysis as of September 1, 2011. The Tap Participation Fee was reviewed as of May 31, 2013, and no material changes to the September 1, 2011 revaluation were indicated. Actual new home development in our service area and actual future tap fees inevitably will vary significantly from our estimates which could have a material impact on our consolidated financial statements as well as our results of operations. An important component in our estimate of the value of the Tap Participation Fee, which is based on historical trends, is that we reasonably expect water tap fees to continue to increase in the coming years. Tap fees are market based and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees are thus partially indicative of the increasing value of our water assets. We continue to assess the value of the Tap Participation Fee liability and update its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee. Pursuant to the terms of the Asset Purchase Agreement dated May 10, 2006 (the “Arkansas River Agreement”), we may be entitled to a reduction in the Tap Participation Fee due to the defaults by HP A&M. However, since we are involved in litigation with HP A&M (as described in Note 9 – Litigation Loss Contingencies to the accompanying consolidated financial statements), we are not able to estimate what reduction (if any) to the Tap Participation Fee will be available.

Land and Water Shares Held for Sale

During fiscal 2012, management decided to sell certain farms in order to have cash flows sufficient to acquire the notes defaulted upon by HP A&M and to meet the future obligations on the promissory notes the Company issued to purchase the defaulted notes owed by HP A&M. Management has entered into or is in the process of negotiating agreements to sell 1,471 acres of land along with 3,397 FLCC shares associated with this land. The assets held for sale total $5.7 million, which is the lower of cost or fair value less cost to sell.

Promissory Notes Payable by HP A&M, in Default

As described in Note 4 – Long Term Obligations and Operating Lease, to the accompanying consolidated financial statements, HP A&M defaulted on certain promissory notes payable to third parties, which are secured by real property and water rights we own. To protect our land and water interests, we have purchased certain of the HP A&M notes. Among other remedies we have the right to collect from HP A&M all costs and expenses, including reasonable attorneys’ fees, we incur in curing the defaults and in protecting our rights and title to the Arkansas River property and water rights securing the notes. As of May 31, 2013, we have acquired approximately $6.9 million of the $9.6 million of promissory notes that are payable by HP A&M to third parties. These promissory notes were acquired with cash payments of approximately $1.4 million and the issuance of notes by us. The majority of the notes we issued have a five-year term, bear interest at an annual rate of 5% and require semi-annual payments with a straight-line amortization schedule. The carrying value of the notes payable approximate the fair value as the rates are comparable to market rates.

Share-Based Compensation

We estimate the fair value of share-based payment awards made to key employees and directors on the date of grant using the Black-Scholes option-pricing model. We then expense the fair value over the vesting period of the grant using a straight-line expense model. The fair value of share-based payments requires management to estimate/calculate various inputs such as the volatility of the underlying stock, the expected dividend rate, the estimated forfeiture rate and an estimated life of each option. These assumptions are based on historical trends and estimated future actions of option holders and may not be indicative of actual events which may have a material impact on our consolidated financial statements. See Note 8 – Shareholder’s Equity of the 2012 Annual Report for further details on share-based compensation expense.

Recently Adopted and Issued Accounting Pronouncements

See Note 1 – Presentation of Interim Information to the accompanying consolidated financial statements for a discussion of recently adopted and issued accounting pronouncements.

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include, among others, statements we make regarding:

•	the impact of housing and economic cycles on the number of connections we can serve with our water;
•	the number of new water connections needed to recover the costs of our Rangeview Water Supply and Arkansas River water assets;
•	increases in future water tap fees;
•	the amount of the “Tap Participation Fee” liability;
•	the sufficiency of our working capital and financing sources to fund our operations;
•	impairments in carrying amounts of long-lived assets;
•	changes in unrecognized tax positions;
•	forfeitures of option grants and vesting of non-vested options;
•	the impact of new accounting pronouncements;

•	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting;
•	plans for the use and development of our water assets;
•	our plans to provide water for drilling and “fracking” oil and gas wells;
•	expected development and growth in the area referred to as the “Front Range” of Colorado;
•	management of farms and the generation of revenues from such management;
•	anticipated results of foreclosure proceedings to which our properties and water rights are subject;
•	claims of HP A&M against the Company;
•	litigation with the Land Board and HP A&M;
•	our ability to reduce the Tap Participation Fee and recover damages from HP A&M;
•	expectations regarding arbitration with the Land Board;
•	our belief that we and the District are conducting our operations in accordance with the Lease; and
•	future fluctuations in the price and trading volume of our common stock.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We are not able to predict all factors that may affect future results. We cannot assure you that any of our expectations will be realized. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation: the risk factors discussed in Part I, Item 1A of our most recent Annual Report on Form 10-K and Part II, Item 1A of this Quarterly Report on Form 10-Q; the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability; population growth; employment rates; general economic conditions; the market price of water; changes in customer consumption patterns; changes in applicable statutory and regulatory requirements; changes in governmental policies and procedures; uncertainties in the estimation of water available under decrees; uncertainties in the estimation of costs of delivery of water and treatment of wastewater; uncertainties in the estimation of the service life of our systems; uncertainties in the estimation of costs of construction projects; the strength and financial resources of our competitors; our ability to find and retain skilled personnel; climatic and weather conditions, including floods, droughts and freezing conditions; labor relations; turnover of elected officials and delays caused by political concerns and governmental procedures; availability and cost of labor, material and equipment; delays in anticipated permit and construction dates; engineering and geological problems; environmental risks and regulations; our ability to raise capital; our ability to negotiate contracts with new customers; uncertainties in water court rulings; outcome of litigation and arbitration; our ability to collect on judgments obtained in litigation; and other factors discussed from time to time in our press releases, public statements and documents filed or furnished with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by these cautionary statements.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk

General

Pure Cycle has limited exposure to market risks from instruments that may impact the Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of May 31, 2013 we have no investments. We have in the past, and anticipate in the future, that we will invest in certificates of deposit with stated maturities and locked interest rates and, therefore, will not be subject to interest rate fluctuations. We have no investments denominated in foreign country currencies and, therefore, our investments are not subject to foreign currency exchange risk.

Item 4.                  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of May 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.                  Legal Proceedings

As discussed in a Form 8-K filed on December 19, 2011, on that date we and the District filed a lawsuit against the State of Colorado by and through the Land Board (the “Land Board”). The complaint was filed with the District Court, City and County of Denver, State of Colorado.  We and the District are claiming that the Land Board breached, and will breach, agreements entered into by the Land Board with us and the District in connection with a 1996 settlement agreement. Those agreements include (i) the Amended and Restated Water Lease, dated as of April 4, 1996, between the Land Board and the District (the “Lease”) and (ii) the Service Agreement of the same date between us and the District.  The Land Board asserted certain counterclaims in the lawsuit that relate to operational disputes under the Lease.  On June 14, 2013, we, the District and the Land Board entered into an Arbitration Agreement pursuant to which the parties have agreed to submit three counterclaims under the Lease to binding arbitration: (i) whether revenues from wastewater services are subject to royalties under the Lease and the appropriate payment for a right-of-way for a wastewater reclamation facility, (ii) whether Export Water royalties are owed on a net or gross proceeds basis, and (iii) if, and/or how water from the four aquifers under the Lowry Range should be blended for sale, as well as any related claims of us and the District for offset, credit or overpayment of previous royalties paid and defenses to the three claims.  The counterclaims have been dismissed from the lawsuit without prejudice.  An arbitrator has not yet been selected, so the timing of resolution of these claims is unknown.  We and the District believe that we have been conducting our operations in accordance with the Lease and are prepared to defend our decisions in the arbitration.

During the three month period ended May 31, 2013, foreclosure proceedings were commenced against 23 of the properties we acquired from HP A&M which are subject to promissory notes defaulted upon by HP A&M and secured by deeds of trust on our land and water rights. As of May 31, 2013, 37 of our properties acquired from HP A&M are subject to foreclosure proceedings. Subsequent to May 31, 2013, a foreclosure proceeding was commenced against one additional property. These properties represent approximately 40% of our FLCC shares and over 45% of our Arkansas River land.  The proceedings were filed on various dates from January 9, 2013 through July 3, 2013, with the Public Trustees of Bent, Otero and Prowers Counties in Colorado and involve claims against HP A&M for its failure to pay the notes.  Foreclosure proceedings in Colorado take at least nine months to conclude.  Due to statutory protections afforded us as the owner of the properties and our liquidity, we anticipate concluding these foreclosure proceedings on terms which will not have a material adverse effect on our financial position, results of operations or cash flows.  We also intend to pursue our remedies against HP A&M for the defaults.  There can be no assurance that we will be able to retain all of our properties subject to the foreclosure proceedings.

Item 1A.               Risk Factors

The risk factor set forth below is in addition to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our 2012 Annual Report on Form 10-K, which includes a detailed discussion of risks that could materially affect our business, operations and financial condition.

Our stock price has been volatile in the past and may decline in the future.

Our common stock has experienced significant price and volume fluctuations in the past and may experience significant fluctuations in the future depending upon a number of factors, some of which are beyond our control.  Factors that could affect our stock price and trading volume include, among others, the perceived prospects of our business; differences between anticipated and actual operating results; changes in analysts’ recommendations or projections; the commencement and/or results of litigation and other legal proceedings; and future sales of our common stock by significant shareholders, officers and directors.  In addition, stock markets in general have experienced extreme price and volume volatility from time to time, which may adversely affect the market price of our common stock for reasons unrelated to our performance.

Item 6.                  Exhibits

Exhibits

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following financial information from our Quarterly Report on Form 10-Q for the period ending May 31, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the consolidated balance sheets as of May 31, 2013 and August 31, 2012, (ii) the consolidated statements of operations for the three and nine months ended May 31, 2013 and 2012, (iii) the consolidated statements of cash flows for the nine months ended May 31, 2013 and 2012, and (iv) the notes to the consolidated financial statements, tagged in accordance with Rule 406T.*+

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

July 11, 2013