Form 10-K
period 2013-08-31
PURE CYCLE CORP
filed 2013-11-27
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

            ☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:   $69,447,594

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  November 20, 2013: 24,037,598

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of the close of the fiscal year ended August 31, 2013.

“SAFE HARBOR” STATEMENT UNDER THE UNITED STATES PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts contained in this Annual Report on Form 10-K, or incorporated by reference into this Form 10-K, are forward-looking statements that involve risk and uncertainties that could cause actual results to differ materially from projected results. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Forward-looking statements include statements relating to, among other things:

●	factors that may impact labor and material costs;
●	loss of key employees and hiring additional personnel for our operations;
●	our competitive advantage;
●	negotiation of payment terms for fees;
●	the sufficiency of our working capital and financing sources to fund our operations;
●	intent not to hold marketable securities until maturity;
●	our ability to comply with permit requirements and environmental regulations and the cost of such compliance;
●	the adequacy of the provisions in the “Lease” for the Lowry Range to cover present and future circumstances;
●	estimated population increases in the Denver metropolitan area and the South Platte River basin;
●	plans for the use and development of our water assets;
●
anticipated timing and amount of, and sources of funding for (i) capital expenditures to construct infrastructure and increase production capacities, (ii) compliance with water, environmental and other regulations, and (iii) operations including delivery and treatment of water and wastewater;

●	the ability of our deep water well enhancement tool and process to increase efficiency of wells and our plans to market that product to area water providers;
●	our ability to assist Colorado “Front Range” water providers in meeting current and future water needs;
●	our ability to reduce the amount of up-front construction costs;
●	participation in regional water projects, including “WISE”;
●	timing of satisfaction of conditions to change Land Board royalties;
●
regional cooperation among area water providers in the development of new water supplies and water storage, transmission and distribution systems as the most cost-effective way to expand and enhance service capacities;

●	future water supply needs in Colorado;
●	anticipated increases in residential and commercial demand for water services and competition for these services;
●	use of raw and reclaimed water for outdoor irrigation;
●	costs to treat contaminated water;
●	the decreases of individual housing and economic cycles on the number of connections we can serve with our water;
●	the number of new water connections needed to recover the costs of our Rangeview Water Supply and Arkansas River water assets;
●	increases in future water tap fees;
●	the impact of water quality, solid waste disposal and environmental regulations on our financial condition and results of operations;
●	the impact of the downturn in the homebuilding and credit markets on our business and financial condition;
●	environmental clean-up at the Lowry Range by the U.S. Army Corps of Engineers;
●	our plans to provide water for drilling and hydraulic fracturing of oil and gas wells;
●	increases in oil and gas drilling activity on our property and on the Lowry Range;
●	the recoverability of construction and acquisition costs from rates;

●	our belief that we are not a public utility under Colorado law;
●	plans for development of our Sky Ranch property;
●	anticipated revenues from full development of our Sky Ranch property;
●	management of farms and the generation of revenues from such management including plans to increase crop yields;
●	our ability to meet customer demands in a sustainable and environmentally friendly way;
●	potential opposition to, and anticipated requirements of, the water court in connection with a change of use application for our Arkansas River water;
●	our ability to mitigate adverse impacts to local communities from our change of use process;
●	claims of “HP A&M” against the Company;
●	the amount of the “Tap Participation Fee” liability;
●	our ability to reduce the Tap Participation Fee and recover damages from HP A&M;
●	changes in unrecognized tax positions;
●	forfeitures of option grants and vesting of non-vested options;
●	the impact of new accounting pronouncements;
●	impairments in carrying amounts of long-lived assets;
●	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting;
●	loss of properties and water rights due to the failure to cure defaults by HP A&M;
●	litigation and arbitration with the Land Board;
●	litigation with HP A&M; and
●	future fluctuations in the price and trading volume of our common stock.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation:

●	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability;
●	population growth;
●	employment rates;
●	general economic conditions;
●	the market price of water;
●	changes in customer consumption patterns;
●	changes in applicable statutory and regulatory requirements;
●	changes in governmental policies and procedures;
●	uncertainties in the estimation of water available under decrees;
●	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
●	uncertainties in the estimation of the service life of our systems;
●	uncertainties in the estimation of costs of construction projects;
●	the strength and financial resources of our competitors;
●	our ability to find and retain skilled personnel;
●	climatic and weather conditions, including floods, droughts and freezing conditions;
●	labor relations;
●	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
●	availability and cost of labor, material and equipment;
●	delays in anticipated permit and construction dates;
●	engineering and geological problems;
●	environmental risks and regulations;
●	our ability to raise capital;
●	our ability to negotiate contracts with new customers;
●	outcome of litigation and arbitration proceedings; and
●	uncertainties in water court rulings.

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

PART I

Item 1 – Business Summary

Pure Cycle Corporation (“Pure Cycle”) is an investor-owned Colorado corporation that provides wholesale water and wastewater services and leases farm land. The wholesale water and wastewater services include water production, storage, treatment, bulk transmission to retail distribution systems, wastewater collection and treatment, irrigation water treatment and transmission, construction management, billing and collection and emergency response. We provide these services to our wholesale customers, which are typically local governmental entities that provide water and wastewater services to their end-use customers located in the greater Denver, Colorado metropolitan area.

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

We currently provide wholesale water service predominately to two local governmental entity customers. Our largest customer is the Rangeview Metropolitan District (the “District”), a quasi-municipal political subdivision of the State of Colorado which is described further below. We provide service to the District and its end-use customers pursuant to “The Rangeview Water Agreements” (defined below) between us and the District for the provision of wholesale water service to the District for use in the District’s service area. Through the District, we provide wholesale service to 258 Single Family Equivalent (“SFE”) (as defined below) water connections and 157 SFE wastewater connections located in southeastern metropolitan Denver. We also provide water to the oil and gas industry for the purpose of hydraulic fracturing.

We plan to utilize our significant water assets along with our adjudicated reservoir sites, which are described in the Our Water Assets section below, to provide wholesale water and wastewater services to local governmental entities. These local governmental entities will in turn provide residential and commercial water and wastewater services to communities along the eastern slope of Colorado in the area extending essentially from Fort Collins on the north to Colorado Springs on the south which is generally referred to as the “Front Range.” Principally we are targeting the “I-70 corridor” which is located east of downtown Denver and south of the Denver International Airport. This area is predominately undeveloped and is expected to experience substantial growth over the next 30 years.

Our farm land consists of approximately 16,700 acres of irrigated land currently being leased to local farmers in southeastern Colorado and we own 931 acres of land in the I-70 corridor east of Denver, Colorado that is being held for development. These land interests are described in the Our Water and Land Assets section below.

Pure Cycle Corporation was incorporated in Delaware in 1976 and reincorporated in Colorado in 2008.

Glossary of terms

The following terms are commonly used in the water industry and are used throughout our annual report:

●
Acre Foot (“aft”) – approximately 326,000 gallons of water, or enough water to cover an acre of ground with one foot of water. For some instances herein, as context dictates, the term acre feet is used to designate an annual decreed amount of water available during a typical year.

●	Consumptive Use – the amount of water that is evaporated, transpired, incorporated into products or crops, consumed by humans or livestock, or otherwise removed from the immediate water environment.

●
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

●	Non-Tributary Groundwater – underground water in an aquifer which is situated so it neither draws from nor contributes to a natural surface stream in any measurable degree.

●
Not Non-Tributary Groundwater – statutorily defined as a groundwater located within those portions of the Dawson, Denver, Arapahoe, and Laramie-Fox hills aquifers that are outside of any designated groundwater basin in existence on January 1, 1985.

●
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

●	Section – a parcel of land equal to one square mile and containing 640 acres.

●
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

●
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

●	Tributary Groundwater – all water located in an aquifer that is hydrologically connected to a natural stream and is not considered non-tributary or not non-tributary.

●	Tributary Surface Water – water on the surface of the ground flowing in a stream or river system.

●
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

Our Water and Land Assets

This section should be read in conjunction with Item 1A – Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates, and Note 4 – Water Assets to the accompanying financial statements.

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

Rangeview Water Supply and the Lowry Range

Our Rangeview Water – We own or control a total of approximately 3,300 acre feet of tributary surface water, 25,050 acre feet of non-tributary and not non-tributary groundwater rights, and approximately 26,000 acre feet of adjudicated reservoir sites that we refer to as our “Rangeview Water Supply.” This water is located at the “Lowry Range,” which is owned by the State Board of Land Commissioners (the “Land Board”) and is described below.

Of the 25,050 acre feet of Lowry Range groundwater, we own approximately 11,650 acre feet of non-tributary and not non-tributary groundwater which we can “export” from the Lowry Range to supply water to nearby communities (this portion of the Rangeview Water Supply is referred to as our “Export Water”). We also have the right to convert up to 1,650 acre feet of the Export groundwater to a similar amount of surface water for use off the Lowry Range. We hold the exclusive right to develop and deliver through the year 2081 the remaining 13,400 acre feet of groundwater, along with the balance of the surface water, for use on the Lowry Range.

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

Pursuant to the Rangeview Water Agreements, we design, construct, operate and maintain the District’s water and wastewater systems to allow the District to provide water and wastewater service to its customers located within the District’s 24,000 acre service area at the Lowry Range. On the Lowry Range, we operate both the water and the wastewater systems during our contract period on behalf of the District, who owns the facilities for both systems. At the expiration of our contract term in 2081, ownership of the water system facilities servicing customers on the Lowry Range will revert to the Land Board, with the District retaining ownership of the wastewater facilities. Through facilities we own, we use our Export Water, and we intend to use other supplies owned by us, to provide wholesale water service and wastewater service to customers located outside of the Lowry Range, including customers of the District and other governmental entities and industrial and commercial customers.

Based on independent engineering estimates, the water designated for use on the Lowry Range is capable of providing water service to 46,500 SFE units, and the Export Water owned by the Company can serve 33,600 SFE units throughout the Denver metropolitan region.

The Lowry Range Property – The Lowry Range is located in unincorporated Arapahoe County (the “County”), about 20 miles southeast of downtown Denver. The Lowry Range is one of the largest contiguous parcels under single ownership next to a major metropolitan area in the United States. The Lowry Range is approximately 27,000 acres in size or about 40 square miles of land. Of the 27,000 acres, pursuant to our agreements with the District, we have the exclusive rights to provide water and wastewater services to approximately 24,000 acres of the Lowry Range. However, as more fully described in Item 3 – Legal Proceedings, we filed a lawsuit against the Land Board for failing to protect our exclusive rights under the Lease in December 2011.

Rangeview Metropolitan District – The District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range. The District is required to utilize the 13,400 acre feet of water leased to it by the Land Board to serve customers on the Lowry Range. The District is governed by an elected board of directors. Eligible voters and persons eligible to serve as directors of the District must own an interest in property within the boundaries of the District. We own certain rights and real property interests which encompass the current boundaries of the District. The current directors of the District are Mark W. Harding and Scott E. Lehman (both employees of Pure Cycle), and an independent board member. Pursuant to Colorado law, directors may receive $100 for each board meeting they attend, up to a maximum of $1,600 per year. Mr. Harding and Mr. Lehman have both elected to forego these payments.

South Metropolitan Water Supply Authority – The South Metropolitan Water Supply Authority (“SMWSA”) is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members. SMWSA members include 14 Denver area water providers in Arapahoe and Douglas Counties. The District became a member of SMWSA in 2009 in an effort to participate with other area water providers in developing regional water supplies along the Front Range. For over 2 years, the SMWSA members have been working with Denver Water and Aurora Water on a cooperative water project known as the Water Infrastructure Supply Efficiency partnership (“WISE”), which seeks to develop regional infrastructure which would interconnect member’s water transmission systems to be able to develop additional water supplies from the South Platte River in conjunction with Denver Water and Aurora Water. In July of 2013, the District together with 9 other SMWSA members formed the South Metropolitan Wise Authority (“SMWA”) to continue to develop the WISE project. Through an agreement with the District, we support SMWA and its joint water development efforts and may seek to participate in one or more regional water projects if such projects are in our best interest.  Preliminary estimates for the District’s capital expenditure related to the WISE project are approximately $6.7 million, which will be completed over a 7 year period.

East Cherry Creek Valley System – Pursuant to a 1982 contractual right, the District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and over ten miles of buried water pipeline located on the Lowry Range. In order to increase the delivery capacity and reliability of these wells, in May 2012, in our capacity as Rangeview’s service provider and the Export Water Contractor (as defined in the Lease), we entered into an agreement to operate and maintain the ECCV facilities and we can utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells.

Hydraulic fracturing – We generated revenues of $325,700 during our fiscal year ended August 31, 2013 from sales of drilling and frack water to third party service providers who were providing water for wells drilled into the Niobrara Formation. With a large percentage of the acreage surrounding the Lowry Range in Arapahoe, Adams, Elbert, and portions of Douglas Counties already leased by major oil companies, we anticipate providing additional water for drilling oil and gas wells in the coming fiscal year. Through Select Energy Services, LLC (“Select”), we are currently selling frack water to ConocoPhillips, the largest oil and gas lease holder operating in the area. In order to service this new demand, we have rehabilitated or are in the process of rehabilitating five of our ECCV wells to service the industry and we have added approximately 2,500 ft of 8” buried line so that we can deliver water directly to the industry both on and off of the Lowry Range. We have increased our capacity to approximately 500,000 gallons per day to meet this demand and anticipate during fiscal 2014 that we will increase our delivery capacity to 1 million gallons per day. At present ConocoPhillips has one rig working the area and is fracking 1 well approximately every 3 weeks. Each frack uses approximately 7 million gallons. We anticipate another rig will be added in early calendar 2014. During fiscal 2013 we sold approximately 106.5 aft to the industry. During September and October 2013 we sold an additional approximately 61.3 aft to the industry. Sales of water to the industry by aft are detailed in the following chart.

Land Board Royalties – Pursuant to the Rangeview Water Agreements, the Land Board is entitled to royalty payments based on a percentage of revenues earned from water sales that utilize water from the Rangeview Water Supply. The calculation of royalties depends on the water source, whether the customer is located on the Lowry Range or elsewhere, and whether the customer is a public or private entity. The Land Board does not receive a royalty from wastewater services.

Lowry Range Customers – Water service related payments from customers located on the Lowry Range generate royalties to the Land Board at a rate of 12% of gross revenues. When either (i) metered production of water used on the Lowry Range in any calendar year exceeds 13,000 acre feet or (ii) 10,000 surface acres on the Lowry Range have been rezoned to non-agricultural use, finally platted and water tap agreements have been entered into with respect to all improvements to be constructed on such acreage, the Land Board may elect, at its option, to receive, in lieu of its royalty of 12% of gross revenues, 50% of the collective net profits (ours and the District’s) derived from the sale or other disposition of water on the Lowry Range. To date neither of these conditions has been met and such conditions are not likely to be met any time soon.

Export Water Customers – Export Water royalties are owed to the Land Board when our Rangeview Water Supply is sold or disposed of to customers located off the Lowry Range. If we incur costs to withdraw, treat and deliver water to such customers, royalties to the Land Board are based on our “Net Revenues.” Net Revenues are defined as gross revenues less costs incurred as a direct and indirect result of incremental activity associated with the withdrawal, treatment and delivery of the water (costs include reasonable overhead allocations). Royalties payable to the Land Board for Export Water sales escalate based on the amount of Net Revenue we receive and are lower for sales to a water district or similar municipal or public entity than for sales to a private entity as noted in Table A.

Table A - Royalties for Export Water Sales
	Royalty Rate
	Private	Public
Net Revenues	Entity Buyer	Entity Buyer
$0 - $45,000,000	12%	10%
$45,000,001 - $60,000,000	24%	20%
$60,000,001 – $75,000,000	36%	30%
$75,000,001 - $90,000,000	48%	40%
Over $90,000,000	50%	50%

The Land Board is currently claiming that Export Royalties are owed on gross rather than Net Revenues and that it is entitled to a royalty on wastewater service revenues. See Item 1A – Risk Factors – We, the District and the Land Board entered into an Arbitration Agreement pursuant to which the parties have agreed to submit claims under the Lease to binding arbitration and Item 3 – Legal Proceedings.

Arkansas River Water and Land

We own approximately 60,000 acre feet of surface water rights in the Arkansas River together with approximately 16,700 acres of irrigated farm land in southeastern Colorado. We acquired our Arkansas River water and land from High Plains A&M, LLC (“HP A&M”) pursuant to an asset purchase agreement dated May 10, 2006 (the “Arkansas River Agreement”). The water rights we own are represented by 21,782 shares of the Fort Lyon Canal Company (the “FLCC”), which is a non-profit mutual ditch company established in the late 1800’s to operate and maintain the 110-mile long Fort Lyon Canal between La Junta and Lamar, Colorado. We have agreements to sell approximately 1,600 acres of farmland and 3,400 FLCC shares for approximately $5.7 million, which are expected to close during fiscal year 2014.

In order to preserve our Arkansas River water rights until we are ready to seek a change of use, we currently lease our land and water to area farmers who continue to irrigate the land for agricultural purposes. In conjunction with the Arkansas River Agreement we entered into a property management agreement pursuant to which HP A&M agreed to manage our farm properties and take care of our obligations under the farm leases, including property taxes in exchange for the rental income from the Leases (the “Property Management Agreement”). In August 2012, we terminated the Property Management Agreement due to certain defaults by HP A&M under the terms of the Arkansas River Agreement and related agreements. As a result of the termination, we now control all leasing activities and are entitled to all future income from such leasing activities. We are also responsible for property taxes and other expenses associate with the properties. We intend to continue managing our farms together with our tenant farmers. For additional information concerning our rights and obligations under the Arkansas River Agreement and a discussion of the effect of the defaults by HP A&M, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates – Fair Value Estimates – Obligations Payable by HP A&M, Now in Default and – Farm Accounts Receivable and Future Farm Income.

Agricultural Operations and Leasing – Beginning on August 3, 2012, we assumed management of our farm operations and all associated income and expenses. Beginning September 1, 2012, we began tracking and reporting our farm operations as a separate business segment to reflect management’s analysis, investment decision, and operating performance for this business segment. Currently, approximately 90% of our farm operations are managed through cash lease arrangements with local area farmers whereby we charge a fixed fee, billed semi-annually in March and November, to lease our land and the water for agricultural purposes to tenant farmers. We have a small number of crop share leases, pursuant to which we and the tenant farmer jointly share in the gross revenues generated from the crops grown under a 75% farmer, 25% landlord participation. The table to the right details a sampling of the crops grown on our farms. We will continue to review and evaluate ways to enhance the performance of our approximately16,700 acres of farm land through relationships with area farmers. The following is a map of our farming properties.

Tap Participation Fee – As further described in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates below and Note 7 – Long-Term Debt and Operating Lease and Note 15 – Subsequent Events to the accompanying financial statements, we agreed to pay HP A&M 10% of the tap fees we receive from the next 40,000 water taps we sell from and after the original date of the Arkansas River Agreement. This is referred to as the “Tap Participation Fee”, or “TPF.” The TPF is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased in the HP A&M acquisition.

Effective as of September 1, 2011, (i) HP A&M elected to increase the TPF percentage from 10% to 20% and take a corresponding 50% reduction in the number of taps subject to the TPF and (ii) pursuant to the Property Management Agreement, we began allocating 26.9% of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expenses for managing the leases and a reasonable overhead allocation) paid to HP A&M against the TPF. Beginning in June of 2012, HP A&M began defaulting on certain promissory notes owed to third parties resulting in a default under the Arkansas River Agreements.  As a result of HP A&M’s default, on August 3, 2012, we terminated the Property Management Agreement and stopped allocating 26.9% of the Net Revenues to the TPF. We began implementing our remedies under the Arkansas River Agreements, including commencing foreclosure procedures on certain farms and FLCC shares, and as of August 31, 2013, there remained 17,194 water taps subject to the Tap Participation Fee.  Subsequent to fiscal year end, additional farms and corresponding FLCC shares have been foreclosed upon reducing the remaining water taps subject to the Tap Participation Fee to 13,830.

Additional information on the elections made by HP A&M, the terms of the Arkansas River Agreement, the estimation of the fair value of the Tap Participation Fee liability, the calculation of the percentage of Net Revenues and the reduction of water taps subject to the Tap Participation Fee is included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates below and in Note 7 – Long-term Debt and Operating Lease and Note 14 – Related Party Transactions to the accompanying financial statements.

Approximately 60 of the 80 farms acquired from HP A&M were subject to deeds of trust to secure payment of promissory notes owed by HP A&M to third parties. As of the date of this filing, HP A&M has defaulted on all of these promissory notes and deeds of trust. The farms subject to the deeds of trust consist of approximately 14,000 acres of farm land and 16,882 FLCC shares of water rights. Mineral rights on these farms, if any, are owned approximately 75% by HP A&M and 25% by us. As of September 1, 2012 HP A&M owed approximately $9.6 million of principal and accrued interest on the defaulted notes. We have commenced exercising our remedies under the Arkansas River Agreement and related agreements, which remedies include, but are not limited to, the right to (i) foreclose on 1,500,000 shares of Pure Cycle common stock issued to HP A&M and the proceeds therefrom (the “Pledged Shares”) which were pledged by HP A&M pursuant to a pledge agreement (the “Seller Pledge Agreement”) to secure the payment and performance by HP A&M of the promissory notes described above (these shares were sold in a foreclosure sale in September 2012); (ii) reduce the Tap Participation Fee; (iii) terminate the Property Management Agreement; and (iv) recover damages caused by the defaults, including certain costs and attorney’s fees. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Use of Estimates - Fair Value Estimates – Obligations Payable by HP A&M, Now in Default below for further discussion of the defaults by HP A&M and the remedies under the Arkansas River Agreement, as well as Note 7 – Long-Term Debt and Operating Lease and Note 15 – Subsequent Events to the accompanying financial statements.

During fiscal year 2013 four of our farms and one FLLC certificate representing water rights only went through foreclosure proceedings due to the defaults by HP A&M. Our agreement with HP A&M provides for a reduction of the number of water taps subject to the TPF payable to HP A&M in the event of the farms or water rights are sold in a foreclosure sale. We reduced the number of taps by 2,233 taps and the discounted present value of the TPF payable by a total of approximately $11.7 million as a result of the foreclosures. As of August 31, 2013 there were 17,194 taps subject to the Tap Participation Fee. Subsequent to our fiscal year end, an additional three farms and one FLCC certificate representing water rights only, collectively including 1,832 FLCC shares, were foreclosed resulting in a reduction of the number of taps subject to the TPF by an additional 3,364 taps (approximately $11.9 million of the TPF), leaving 13,830 taps subject to the Tap Participation Fee as of November 27, 2013.

Sky Ranch

In 2010 we purchased 931 acres of undeveloped land located in unincorporated Arapahoe County known as Sky Ranch. Sky Ranch is located directly adjacent to I-70, 16 miles east of downtown Denver, 4 miles north of the Lowry Range, and 4 miles south of Denver International Airport. The financing of the Sky Ranch acquisition is described in greater detail in Note 4 – Water Assets to the accompanying financial statements.

The property includes rights to 820 acre feet of water, has been zoned for residential, commercial and retail uses and may include up to 4,850 SFE’s. There is currently no development at Sky Ranch. We currently lease the land to an area farmer. We envision that when development at Sky Ranch begins, the development will be in the form of entry level housing (houses costing less than $300,000). We plan to partner with national home builders/developers to develop the Sky Ranch property. We are anticipating that the home builder/developer will construct infrastructure such as roads, curbs and gutters, and we will construct the necessary water and wastewater systems. Our plan is to provide the market with competitively priced lots that are ready for development together with affordable, sustainable, environmentally sound water and wastewater services. We anticipate working with the builders/developers to bring a product to the Denver market that is both affordable and desirable. Although timing for development of this property is unknown, some land development experts believe the entry level housing market is among the most active housing products in the Denver metropolitan area. At full development, the water and wastewater utilities at Sky Ranch are anticipated to generate in excess of $132 million in tap fee revenue and approximately $7 million annually in wholesale service fee revenue (based on current fees and charges).

Oil and Gas Lease – On March 10, 2011, we entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”), a wholly owned subsidiary of Anadarko Petroleum Company. The O&G Lease seeks to capitalize on the growing interest in the region’s Niobrara Oil Formation. Pursuant to the O&G Lease, we received an up-front payment of $1,900 per net mineral leased acre, or $1,243,400, and 20% of gross proceeds royalty (less certain taxes) from the sale of any oil and gas produced from our property. In December of 2012 the O&G Lease was purchased by a wholly owned subsidiary of ConocoPhillips Company (“ConocoPhillips”). The O&G Lease has a term of three (3) years commencing on March 10, 2011. If ConocoPhillips commences drilling and has a producing well on Sky Ranch or lands pooled or unitized with Sky Ranch, the O&G Lease will continue in effect for as long as oil or gas is being produced. If there is no production by the end of the initial term, ConocoPhillips may extend the O&G Lease for an additional two (2) years by paying us an up-front payment equal to the initial up-front payment noted above. Pursuant to the Surface Use Agreement, ConocoPhillips may drill on up to three well pad sites on the Sky Ranch property covered under the O&G Lease. Additionally, we will receive $3,000 per acre for land that is permanently disturbed for use in the oil and gas exploration and production. During October 2013 three well permit applications were filed. One permit is for a well to be drilled on the Sky Ranch property. The remaining two permits are for wells to be drilled off of Sky Ranch, but will be drilled into the formation under the Sky Ranch property.

We have experienced increased water demands for hydraulic fracturing of oil and gas wells being developed in the Niobrara Formation around our Sky Ranch property and the Land Board’s Lowry Range property. Based on similar horizontal wells developed in the Niobrara Formation each horizontal well will require between 3 million and 7 million gallons of water to drill and “frack”, which equates to selling water to between approximately 23 and 54 SFE’s.

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

Pursuant to the County Agreement we constructed and own a deep water well, a 500,000 gallon water tank and pipelines to transport water to the Fairgrounds. The construction of these items was completed in our fiscal 2006, and we began providing water service to the County in 2006.

Well Enhancement and Recovery Systems

In January 2007, we, along with two other parties, formed Well Enhancement and Recovery Systems, LLC (“Well Enhancement LLC”), to develop a new deep water well enhancement tool and process which we believe will increase the efficiency of wells into the Denver Basin groundwater formation. In fiscal 2008, the well enhancement tool and process was completed and tested on two deep water wells developed by an area water provider with favorable results. According to results from studies performed by an independent hydro-geologist, the well enhancement tool effectively increased the production of the two test wells by 80% and 83% when compared to that of nearby wells developed in similar formations at similar depths. Based on the positive results of the test wells, we continue to refine the process of enhancing deep water wells and are marketing the tool to area water providers. On April 27, 2010, we and the other remaining owner of Well Enhancement LLC acquired the third partner’s 1/3rd interest in Well Enhancement LLC. Following the acquisition, the remaining partners each hold a 50% interest in Well Enhancement LLC. During fiscal 2013 our tool was used in 3 wells.

Paradise Water Supply

In 1987 we acquired the conditional rights to build a 70,000 acre foot reservoir to store Colorado River tributary water and a right-of-way permit from the U.S. Bureau of Land Management for property at the dam and reservoir site (collectively known as our “Paradise Water Supply”). Due to the significant development costs of water assets along the western slope and agreements with other western slope water interests, the use of our Paradise Water Supply is limited to opportunities along the western slope. The conditional water rights diligence application was completed in October 2008 and we were able to negotiate a finding of diligence and continuation of the conditional water rights through October 2014. In order to obtain a finding of reasonable diligence at the next diligence proceeding for the Paradise conditional water rights in October 2014, we are required to (i) select an alternate reservoir site; (ii) file an application with the Water Court for Water Division 5 to change the place of storage; (iii) identify specific end users and places of use for the Paradise conditional water rights within the Colorado River basin in Colorado, excluding the Gunnison River basin; and (iv) identify specific source(s) of the water rights for use. We do not intend to spend the resources needed to find an alternative reservoir site without a specific use for the water. We have been unable to find potential customers for this water and cannot be certain that any customer will commit to use the water within the next year. Since we do not have a customer that will commit to use the water and will not commit the resources necessary to move the reservoir site without a customer, we are expecting to lose the conditional water rights. Accordingly, we deemed the Paradise Water Supply to be fully impaired and an impairment of $5.5 million was recorded in the fiscal 2012 financial statements. We are currently working on options to dispose of our Paradise Water Supply asset.

Revenues

We generate revenues through two separate lines of businesses including our Wholesale Water and Wastewater business and our Farming Operations, which are described below.

Wholesale Water and Wastewater business – We generate revenues through our wholesale water and wastewater segment predominately from three sources: (i) monthly service and contract delivery fees, (ii) one time water and wastewater tap fees and construction fees, and (iii) consulting fees. Our revenue sources and how we account for them are described in greater detail below. We typically negotiate the payment terms for tap fees, construction fees, and other water and wastewater service fees with our wholesale customers as a component of our service agreements prior to construction of the project.

i)
Monthly Service Fees – Monthly wholesale water usage fees are assessed to our customers based on actual metered deliveries to their end-use customers each month. Water usage fees are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Water usage pricing is capped at the average of the prices charged by the same three surrounding water providers used as the basis for water tap fees. The District has not changed its water usage fees since July 1, 2010. The water usage fees are noted below in table B:

Table B - Tiered Water Usage Pricing Structure
	Price ($ per thousand gallons)
Amount of consumption	2013	2012	2011
Base charge per SFE	$27.62	$27.62	$27.62
0 gallons to 10,000 gallons	$2.81	$2.81	$2.81
10,001 gallons to 20,000 gallons	$3.69	$3.69	$3.69
20,001 gallons to 40,000 gallons	$6.56	$6.56	$6.56
40,001 gallons and above	$8.93	$8.93	$8.93

The figures in Table B reflect the amounts charged to the District’s end-use customers. In exchange for providing water service to the District’s Lowry Range customers, we receive 95% of the usage charges received by the District relating to water services after deducting the required royalty to the Land Board (described above at Rangeview Water Supply and Lowry Range – Land Board Royalties). In exchange for providing wastewater services, we receive 90% of the District’s monthly wastewater service fees, as well as the right to use or sell the reclaimed water.

Currently the District charges its wastewater customers based on a monthly fee of $7.83 per SFE plus a $6.68 per thousand gallons treated usage fee. There have not been any changes to the pricing structure since July 1, 2011.

In addition to the tiered water usage pricing structure we currently charge a hydrant rate of $9 per thousand gallons. During fiscal 2013 our sales to the fracking industry were charged at the hydrant rate. Beginning October 2013 we began charging a water rate to the fracking industry of $10.50 per thousand gallons for export water sales. We also collect other immaterial fees and charges from customers and other users to cover miscellaneous administrative and service expenses, such as application fees, review fees and permit fees.

ii)
Water and Wastewater Tap Fees and Construction Fees – Tap fees are paid by developers in advance of construction activities and are non-refundable. Tap fees are typically used to fund construction of the Wholesale Facilities and defray the acquisition costs of obtaining water rights.

Pursuant to the Rangeview Water Agreements the District’s rates and charges to end use customers may not exceed the average of similar rates and charges of three nearby water providers. Despite modest increases in the water tap fees at these three nearby water providers, the District’s water tap fees and wastewater tap fees have remained unchanged at $22,500 per SFE and $4,883 per SFE, respectively, since 2009. The District last increased water tap fees on July 1, 2009, by $1,000 to $22,500 per SFE, which was a 4.7% increase over the 2008 water tap fee.

In exchange for providing water service to the District’s customers (customers on the Lowry Range), we receive 95% of the District’s tap fees after deducting the required royalty to the Land Board described above. In exchange for providing wastewater services, we receive 100% of the District’s wastewater tap fees.

Construction fees are fees we receive, typically in advance, from developers for us to build certain infrastructure such as Special Facilities which are normally the responsibility of the developer.

iii)	Consulting Fees – Consulting fees are fees we receive, typically on a monthly basis, from municipalities and area water providers along the I-70 corridor, for system management and maintenance.

Farming Operations – We lease our farms to local area farmers on both cash and crop share lease basis. Our cash lease farmers are charged a fixed fee, billed semi-annually in March and November. During the November billing cycle our cash lease billings include either a discount or a premium adjustment based on actual water deliveries by the FLCC.  Our crop share lease fees are based on actual crop yields and are received upon the sale of the crops. All fees are estimated and recognized ratably on a monthly basis.

Significant Customers

Our wholesale water and wastewater sales to the District pursuant to the Rangeview Water Agreements accounted for 34%, 86%, and 91% of our total water revenues for the years ended August 31, 2013, 2012 and 2011, respectively. The District has one significant customer, the Ridgeview Youth Services Center (“Ridgeview”). Pursuant to our Rangeview Water Agreements with the District, we are providing water to Ridgeview on behalf of the District. Ridgeview accounted for 28%, 53% and 60% of our total water revenues for the years ended August 31, 2013, 2012 and 2011, respectively.

Our wholesale water sales indirectly to ConocoPhillips accounted for 59% of our total water revenues for the fiscal year ended August 31, 2013.

Our Projected Operations

This section should be read in conjunction with Item 1A – Risk Factors.

Along the Colorado Front Range, there are over 70 water providers with varying needs for replacement and new water supplies. We believe we are well positioned to assist certain of these providers in meeting their current and future water needs.

We design, construct and operate our existing and future water and wastewater facilities using advanced water purification and wastewater treatment technologies which allow us to use our water supplies in an efficient and environmentally sustainable manner. We plan to develop our water and wastewater systems in stages to efficiently meet demands in our service areas, thereby reducing the amount of up-front capital costs required for construction of facilities. We use third party contractors to construct our facilities as needed. We employ licensed water and wastewater operators to operate our water and wastewater systems. As our systems expand, we expect to hire additional personnel to operate our systems, which include water production, treatment, testing, storage, distribution, metering, billing, and operations management.

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

During fiscal 2013 we, along with the District, began developing and integrating the ECCV system of wells through the rehabilitation of a number of existing wells and the addition of piping to service fracking operations both on and off of the Lowry Range. In order to fully meet the anticipated demand by these operations during fiscal 2014 we may continue to invest in this system to maximize our production and to divert our water to the locations we need to reach. We anticipate expanding capacity in our system from approximately 500,000 gallons per day to approximately 1 million gallons per day during fiscal 2014.

The District is currently in the process of negotiating terms for the development of the WISE project. This project is being established for the purpose of extending renewable water sources held by the Denver and Aurora water districts to the South Metro water providers, including the District. This system will add an additional vital source of water to our system, which in the long-term will be an essential component of the District’s system and will enable us to continue to meet the demands or our customers on a sustainable and environmentally friendly manner. Through our funding agreement with the District we may participate in this project during fiscal 2014.

We are exploring development of our Sky Ranch property including evaluating possible joint venture opportunities whereby we will contribute the property, a portion of the development funds, and build the water and wastewater infrastructure for housing and commercial development of the property. The timing for us to begin developing the property is largely dependent on the Denver real estate market and interest we receive from home builders and developers. While the Denver area’s housing market has strengthened in recent years we are not able to determine when we expect to begin development of the property.

We continue to develop our farming operations seeking to increase crop yields and to balance our cash and crop share leases in order to maximize profits while leveraging our risks. We plan on adding sprinkler irrigation to a few of our farms during fiscal 2014 in order to better utilize our water supplies and increase crop yields. We are also negotiating with area farmers to optimize our lease structure.

Water and Growth in Colorado

After experiencing a weak economy through 2012, much like that of the U.S. as a whole, Colorado began recovering during 2013. The key drivers in our business model are:

●	Housing Starts – From September 2011 to September 2012 the annual housing starts increased by 41%. From September 2012 to September 2013 the annual housing starts increased by 34%.
●	Unemployment – The unemployment rate in Colorado was 7% at August 31, 2013 compared to a national unemployment rate of 7.3%. Colorado added an estimated 56,800 jobs from August 2012 to August 2013.
●
Population – The Denver Regional Council of Governments (“DRCOG”), a voluntary association of over 50 county and municipal governments in the Denver metropolitan area, continues to estimate that the Denver metropolitan area population will increase by about 44% from today’s 2.7 million people to 3.9 million people by the year 2030. A Statewide Water Supply Initiative report by the Colorado Water Conservation Board estimates that the South Platte River basin, which includes the Denver metropolitan region, will grow from a current population of 3.2 million to 4.9 million by the year 2030; while the State’s population will increase from 4.7 million to 7.2 million.

●
Demand  – Approximately 70% of the State’s projected population increase is anticipated to occur within the South Platte River basin. Significant increases in Colorado’s population, particularly in the Denver metro region and other areas in the water short South Platte River basin, together with increasing agricultural, recreational, and environmental water demands will intensify competition for water supplies. The estimated population increases are expected to result in demands for water services in excess of the current capabilities of municipal service providers, especially during drought conditions.

●
Supply – The Statewide Water Supply Initiative estimates that population growth in the Denver region and the South Platte River basin will result in additional water supply demands of over 400,000 acre feet by the year 2030, which must be met with new water sources.

●
Development – Colorado law requires property developers to demonstrate they have sufficient water supplies for their proposed projects before rezoning or annexation applications will be considered. These factors indicate that water and availability of water will continue to be critical to growth prospects for the region and the state, and that competition for available sources of water will continue to intensify. We focus the marketing of our water supplies and services to developers and homebuilders that are active along the Colorado Front Range as well as other area water providers in need of additional supplies.

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

Competition

We negotiate individual service agreements with our governmental customers and with their developers and/or homebuilders, to design, construct and operate water and wastewater systems and to provide services to end-use customers of governmental entities and to commercial and industrial customers. These service agreements address all aspects of the development of the water and wastewater systems including:

(i)       the purchase of water and wastewater taps in exchange for our obligation to construct certain Wholesale Facilities,

(ii)       the establishment of payment terms, timing, capacity and location of Special Facilities (if any); and

(iii)      specific terms related to our provision of ongoing water and wastewater services to our local governmental customers as well as the governmental entity’s end-use customers.

Although we have exclusive long-term water and wastewater service contracts for 24,000 acres of the 27,000-acre Lowry Range pursuant to our service agreement with the District, providing water and wastewater services to areas other than Sky Ranch and the majority of the Lowry Range, is subject to competition. Moreover, others, including the Land Board, have attempted to challenge, thus far without success, our exclusive rights to service the Lowry Range. See Item 1A – Risk Factors and Item 3 – Legal Proceedings below. Alternate sources of water are available, principally from other private parties, such as farmers or others owning water rights that have historically been used for agriculture, and from municipalities seeking to annex new development areas in order to increase their tax base. Our principal competition in areas close to the Lowry Range is the City of Aurora. Principal factors affecting competition for potential purchasers of our Arkansas River water and Export Water include the availability of water for the particular purpose, the cost of delivering the water to the desired location including the cost of required taps, and the reliability of the water supply during drought periods. The water assets we own and have the exclusive right to use have a supply capacity of 180,000 SFE units, and we believe they provide us with a significant competitive advantage along the Front Range. Our legal rights to the Rangeview Water Supply have been confirmed for municipal use and a significant portion of our water supply is close to Denver area water users. Our pricing structure is competitive and our water portfolio is well balanced with senior surface water rights, groundwater rights, storage capacity and reclaimed water supplies.

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

Safe Drinking Water Act – The Safe Drinking Water Act establishes criteria and procedures for the U.S. Environmental Protection Agency (the “EPA”) to develop national quality standards for drinking water. Regulations issued pursuant to the Safe Drinking Water Act and its amendments set standards on the amount of certain microbial and chemical contaminants and radionuclides allowable in drinking water. The State of Colorado has assumed primary responsibility for enforcing the standards established by the Safe Drinking Water Act and has adopted the Colorado Primary Drinking Water Standards (5 CCR 1003-1). Current requirements for drinking water are not expected to have a material impact on our financial condition or results of operations as we have made and are making investments to meet existing water quality standards. In the future, we might be required to change our method of treating drinking water and make additional capital investments if additional regulations become effective.

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

Clean Water Act – The Clean Water Act regulates wastewater discharges from drinking water and wastewater treatment facilities and storm water discharges into lakes, rivers, streams, and groundwater. The State of Colorado has assumed primary responsibility for enforcing the standards established by the federal Clean Water Act for wastewater discharges from domestic water and wastewater treatment facilities and has adopted the Colorado Water Quality Control Act and related regulations. It is our policy to obtain and maintain all required permits and approvals for discharges from our water and wastewater facilities and to comply with all conditions of those permits and other regulatory requirements. A program is in place to monitor facilities for compliance with permitting, monitoring and reporting for wastewater discharges. From time to time, discharge violations might occur which might result in fines and penalties; but we have no reason to believe that any such fines or penalties are pending or will be assessed.

In the future, we anticipate changing our method of treating wastewater, which will require future additional capital investments, as additional regulations become effective. We anticipate spending between $400,000 and $500,000 during calendar year 2014 for improvements at our wastewater treatment facilities necessary to maintain compliant operations in light of more stringent discharge criteria for ammonia-nitrogen and chlorine residual.

Solid Waste Disposal – The handling and disposal of residuals and solid waste generated from water and wastewater treatment facilities is governed by federal and state laws and regulations. We have a program in place to monitor our facilities for compliance with regulatory requirements, and we do not anticipate that costs associated with our handling and disposal of waste material from our water and wastewater operations will have a material impact on our business or financial condition.

Employees

We currently have five full-time employees.

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

We are dependent on the housing market and development in our targeted service areas for future revenues. Providing wholesale water service using our Colorado Front Range water supplies is our principal source of future revenue. The timing and amount of these revenues will depend significantly on housing developments being built near our water assets. The development of these areas is not within our control, and there can be no assurance that development will occur or that water sales will occur on acceptable terms or in the amounts or time required for us to support our costs of operation. In the event wholesale water sales are not forthcoming or development on the Lowry Range, Sky Ranch or other developments in our targeted service area is delayed indefinitely, we would need to incur additional short or long-term debt obligations or seek to sell additional equity to generate operating capital, and there are no assurances that we would be successful in obtaining additional operating capital. After several years of significant declines in new home construction, there have been positive market gains in the Colorado housing market in 2013. However, if the downturn in the homebuilding and credit markets return or if the national economy weakens and economic concerns intensify, it could have a significant negative impact on our business and financial condition.

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

We and the District have been involved in ongoing disputes with the Land Board regarding our rights and obligations with respect to our Rangeview Water Supply, and such disputes may continue to arise and may not be resolved in our favor.  Our Rangeview Water Supply rights are subject to terms of the Lease between the Land Board and the District. The Lease was entered into in 1996 prior to any development of the Lowry Range or of areas outside the Lowry Range that utilize our Export Water. The terms of the Lease did not fully anticipate the specific circumstances of development that have arisen and may not clearly delineate rights and responsibilities for the forms of transactions that may arise in the future.  We are currently involved in both an arbitration proceeding and a lawsuit with the Land Board to resolve disputes under the Lease.  See the next two risk factors.  Moreover, since the Lease extends until 2081, additional disputes may arise.  An unfavorable resolution of these disputes could have a material adverse effect on our business, operating results and financial condition.

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

We, The District and the Land Board entered into an Arbitration Agreement pursuant to which the parties have agreed to submit certain counterclaims under the Lease to binding arbitration. In connection with the lawsuit we and the District filed against the Land Board, as described above, the Land Board raised certain counterclaims related to operational disputes under the Lease, which the parties have agreed to submit to binding arbitration.  An unfavorable outcome in the arbitration could increase our costs of operations and have a material adverse effect on our business, operating results, and financial condition.

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

Our operations are affected by local politics and governmental procedures which are beyond our control. We operate in a highly political environment. We market our water rights to municipalities and other governmental entities run by elected or politically appointed officials. Our principal competitors are municipalities seeking to expand their sales tax base and other water districts. Various constituencies, including our competitors, developers, environmental groups, conservation groups, and agricultural interests, have competing agendas with respect to the development of water rights in Colorado, which means that decisions affecting our business are based on many factors other than economic and business considerations. Additional risks associated with dealing with governmental entities include turnover of elected and appointed officials, changes in policies from election to election, and a lack of institutional history in these entities concerning their prior courses of dealing with the Company. We spend significant time and resources educating elected officials, local authorities and others regarding our water rights and the benefits of contracting with us. Political concerns and governmental procedures and policies may hinder or delay our ability to enter into service agreements or develop our water rights. While we have worked to reduce the political risks in our business through our participation as the service provider for the District in regional cooperative resource programs, such as the SMWA and its WISE partnership with Denver Water and Aurora Water, as well as education and communication efforts and community involvement, there can be no assurance that our efforts will be successful.

Our Lowry Range Surface water rights are “conditional decrees” and require findings of reasonable diligence. Our surface water interests and reservoir sites at the Lowry Range are conditionally decreed and are subject to a finding of reasonable diligence from the Colorado water court every six years. To arrive at a finding of reasonable diligence, the water court must determine that we continue to diligently pursue the development of said water rights. If the water court is unable to make such a finding, we could lose the water right under review. During fiscal 2012, the Lowry Range conditional decrees were granted their first review by the water court which determined that we and the District met the diligence criteria. The water court entered a finding of reasonable diligence on the Lowry Range surface water decrees on February 11, 2012. Our next diligence period will be in February 2018. If the water court does not make a determination of reasonable diligence in 2018, it would materially adversely impact the value of our interests in the Rangeview Surface Water Supply.

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

HP A&M has defaulted on promissory notes secured by deeds of trust on our Arkansas River properties and water rights and if we are unsuccessful in curing the defaults, we will lose some of our properties and the water rights associated with such properties. Approximately 60 of the 80 properties we acquired from HP A&M are subject to promissory notes owed by HP A&M to third parties with principal and accrued interest totaling $9.6 million at August 31, 2012. These promissory notes are secured by deeds of trust on our Arkansas River properties and water rights. HP A&M has defaulted on all of the notes. Although we are not legally responsible for paying these notes, if we do not cure the defaults, we would lose 75% of the Arkansas River properties and a comparable percentage of the water rights. We foreclosed on the Pledged Shares, consisting of 1.5 million shares of our common stock owned by HP A&M which were pledged to us to secure the promissory notes. The foreclosure sale yielded $3.5 million which is not enough to cure all of the promissory notes. We have been acquiring the promissory notes to protect our Arkansas River properties. As of the filing date, we have successfully acquired approximately $7 million of the notes payable by HP A&M in exchange for a combination of cash and secured notes. The notes we have issued are secured by the same Arkansas River properties and water rights and generally have a five-year term, bear interest at an annual rate of 5% and require semi-annual payments with a straight line amortization schedule. We may not be successful in negotiating acquisitions of all of the notes. If we are unable to acquire all of the notes or to pay our notes as they become due, we could lose the property and water rights securing the unacquired HP A&M notes and securing our notes in foreclosure proceedings. The loss of the Arkansas River properties and water rights could have a material adverse effect on our business, operating results and financial condition.

HP A&M attempted to acquire four of the Arkansas River properties, which were subject to promissory notes and deeds of trust defaulted on by HP A&M, without paying us for the properties.  We have purchased most of the HP A&M notes and deeds of trust defaulted on by HP A&M and started foreclosure proceedings to clear title to the properties and obtain title to any mineral rights owned by HP A&M as additional collateral to recover the amounts we have had to pay to cure HP A&M’s defaults.  HP A&M attempted to redeem four of the properties after the foreclosure sales were completed and sought a court order preventing the Public Trustee from issuing us the deeds to the properties as the successful bidder in the foreclosure sales. The court ruled against HP A&M on November 20, 2013. However, HP A&M has 49 days to appeal the judgment. See “Item 3 – Legal Proceedings” for details regarding this lawsuit.  If HP A&M appeals the judgment and is successful, we could lose these four properties, which have a market value of approximately $3,060,000. HP A&M would be liable to us for this loss pursuant to the terms of the Arkansas River Agreement, but there can be no assurance that we would recover such damages.

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

The rates the District is allowed to charge customers on the Lowry Range are limited by the Lease with the Land Board and our contract with the District and may not be sufficient to cover our costs of construction and operation. The prices charged by the District for water service on the Lowry Range are subject to pricing regulations set forth in the Lease with the Land Board. Both the tap fees and usage rates and charges are capped at the average of the rates of three nearby water providers. Annually the District surveys the tap fees and rates of the three nearby providers and the District may adjust tap fees and rates and charges based on the average of those charged by this group, and we receive 95% of whatever the District charges its customers. Our costs associated with the construction of water delivery systems and the production, treatment and delivery of water are subject to market conditions and other factors, which may increase at a significantly greater rate than the fees we receive from the District. Factors beyond our control and which cannot be predicted, such as government regulations, insurance and labor markets, drought, water contamination and severe weather conditions, like tornadoes and floods, may result in additional labor and material costs that may not be recoverable under the current rate structure. Either increased customer demand or increased water conservation may also impact the overall cost of our operations. If the costs for construction and operation of our wholesale water services, including the cost of extracting our groundwater, exceed our revenues, we would be providing service to the District for use at the Lowry Range at a loss. The District may petition the Land Board for rate increases; however, there can be no assurance that the Land Board would approve a rate increase request. Further, even if a rate increase were approved, it might not be granted in a timely manner or in an amount sufficient to cover the expenses for which the rate increase was sought.

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

Conflicts of interest may arise relating to the operation of the District. Our officers and employees constitute a majority of the directors of the District. Pure Cycle, along with our officers and employees and one unrelated individual, own the 40 acres that constitute the District. We have made loans to the District to fund its operations. At August 31, 2013, total principal and interest owed to us by the District was $556,000. Pursuant to our Service Agreement with the District for the provision of water services, the District retains 5% of the revenues from the sale of water to its end-use customers on the Lowry Range. Proceeds from the fee collections will initially be used to repay the District’s obligations to us, but after these loans are repaid, the District is not required to use the funds to benefit Pure Cycle. We have received benefits from our activities undertaken in conjunction with the District, but conflicts may arise between our interests and those of the District, and with our officers who are acting in dual capacities in negotiating contracts to which both we and the District are parties. We expect that the District will expand when more properties are developed and become part of the District, and our officers acting as directors of the District will have fiduciary obligations to those other constituents. There can be no assurance that all conflicts will be resolved in the best interests of Pure Cycle and its shareholders. In addition, other landowners coming into the District will be eligible to vote and to serve as directors of the District. There can be no assurances that our officers and employees will remain as directors of the District or that the actions of a subsequently elected board would not have an adverse impact on our operations.

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

In October 2009, the Water Quality Control Division of the Colorado Department of Public Health and Environment advised us of proposed changes to the discharge permit for the District’s Coal Creek wastewater reclamation facility. The revised permit requires compliance with effluent ammonia limitations, use of E. coli rather than fecal coliform as an indicator of effluent disinfection efficacy, and a more stringent (lower) effluent chlorine residual limitation. The revised permit requires us to comply with the new criteria by October 2015. Although we anticipate being able to comply with the revised permit, there can be no assurances that we will be able to comply with future requirements or that the cost of such compliance will be covered by the rate structure required by the Rangeview Water Agreements.

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

Sales to the fracking industry could be curtailed or eliminated in the future. Our water sales are highly concentrated with one company providing frack services to the oil and gas industry on and around the Lowry range and our Sky Ranch property. Regulations, fracking technologies, and the success of the wells are conditions that could limit or eliminate our sales to this customer base as well as renewals of our oil and gas leases, if any, in the future. We have no contractual commitment that will ensure these sales will continue in the future.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Corporate Office – We occupy 1,200 square feet at a cost of $1,530, per month, at the address shown on the cover of this Form 10-K. We lease these premises pursuant to a two year operating lease agreement with a third party.

Water Related Assets – In addition to the water rights and adjudicated reservoir sites which are described in Item 1 – Our Water Assets, we also own a 500,000 gallon water tank, a deep water well and pump station, and four miles of water pipeline in Arapahoe County Colorado. Additionally, although owned by the District, we operate and maintain another 500,000 gallon water tank, a deep water well, and pump station, two alluvial wells, the District’s wastewater treatment plant, and water distribution and wastewater collection pipelines that serve customers located at the Lowry Range. These assets are used to provide service to our existing customers.

Land – We own 931 acres of land known as Sky Ranch which is described further in Item 1 – Our Water Assets – Sky Ranch. In addition, we own approximately 16,700 acres of irrigated farm land in the Arkansas River Valley as described in Item 1 – Our Water Assets – Arkansas River Water. A portion of our farm land totaling 1,603 acres of land is currently held for sale.

Other Equipment – We also own various water delivery fixtures located on our farm properties. These items consist mainly of irrigation pumps, irrigation ditches, and irrigation pipelines.

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

During the fiscal year ended August 31, 2013, foreclosure proceedings were commenced against 38 of the properties we acquired from HP A&M which are subject to promissory notes defaulted upon by HP A&M and secured by deeds of trust on our land and water rights. As of August 31, 2013, 34 of our properties acquired from HP A&M remain subject to foreclosure proceedings. These properties represent over 40% of our FLCC shares and over 45% of our farm land. The proceedings were filed on various dates from January 9, 2013 through July 3, 2013, with the Public Trustees of Bent, Otero and Prowers Counties in Colorado and involve claims against HP A&M for its failure to pay the notes. Foreclosure proceedings in Colorado take at least nine months to conclude. Foreclosure sales were conducted on three of our properties on August 28, 2013, and on a fourth property on September 4, 2013.  PCY Holdings, LLC (“PCY Holdings”), our wholly owned subsidiary, was the successful bidder in the foreclosure sales. Due to statutory protections afforded us as the owner of the properties and our liquidity, we had anticipated concluding these foreclosure proceedings on terms which would not have a material adverse effect on our financial position, results of operations or cash flows. However, on September 16, 2013, HP A&M filed a complaint against PCY Holdings and the Public Trustee for the County of Bent, Colorado.  The lawsuit was filed in the District Court, County of Bent, Colorado.  HP A&M is seeking (i) a declaratory judgment that it is entitled to redeem the four properties from the foreclosure sales by paying the amount of the outstanding debt, plus fees, which is the amount we bid in the sales, and (ii) preliminary and permanent injunctions against the Public Trustee preventing the Public Trustee from issuing confirmation deeds for the foreclosure sales to PCY Holdings or anyone other than HP A&M.  On November 20, 2013, the complaint was dismissed with prejudice, and judgment was entered in favor of the Public Trustee and PCY Holdings. The District Court ruled that “High Plains’ Complaint and Motion are baseless, without statutory authority, and are an attempt to obstruct the proper function of the office of the Public Trustee of Bent County, and PCY Holdings relative to the foreclosures of the four Subject Farms”. Further the District Court ruled “that High Plains’ Motion and its claims in its Verified Complaint are frivolous and groundless, and awards the Public Trustee of Bent County and PCY Holdings their attorneys’ fees and costs incurred in connection with this matter.”

HP A&M has 49 days from the date of the judgment in which to file an appeal. If HP A&M appeals this judgment and wins on appeal, we could lose these four properties, subject to our remedies under the Arkansas River Agreement. We intend to vigorously defend any appeal of this ruling. The Arkansas River agreement requires HP A&M to acquire any properties subject to foreclosure on our behalf. Therefore, our remedies against HP A&M for the note defaults include the right to damages for any loss of these four properties.

Item 4 – Mine Safety Disclosures

None.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)             Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “PCYO”. The high and low sales prices of our common stock, by quarter, for the fiscal years ended August 31, 2013 and 2012 are presented below:

Fiscal 2013 quarters ended:	August 31	May 31	February 28	November 30
Market price of common stock
High	$6.72	$7.32	$4.10	$2.78
Low	$5.00	$3.87	$2.31	$1.87

Fiscal 2012 quarters ended:	August 31	May 31	February 28	November 30
Market price of common stock
High	$2.51	$2.90	$3.25	$3.00
Low	$1.90	$2.03	$1.65	$1.70

(b)             Holders

On November 20, 2013, there were 1,097 holders of record of our common stock.

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

(d)             Securities Authorized For Issuance Under Equity Compensation Plans

Table D - Securities Authorized for Issuance Under Equity Compensation Plans
Number of securities
remaining available for future
	Number of securities to	Weighted-average exercise	issuance under equity
	be issued upon exercise of	price of outstanding	compensation plans
	outstanding options,	options, warrants and	(excluding securities reflected
Plan category	warrants and rights	rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans:
Approved by security holders	347,500	$5.63	1,218,311
Not approved by security holders	—	—	—
Total	347,500	$5.63	1,218,311

(e)           Performance Graph 1

This graph compares the cumulative total return of our common stock for the last five fiscal years with the cumulative total return for the same period of the S&P 500 Index and a peer group index2. The graph assumes the investment of $100 in common stock in each of the indices as of the market close on August 31 and reinvestment of all dividends.

Cumulative Returns For the fiscal years ended August 31,
	2013	2012	2011	2010	2009
Pure Cycle Corporation	$86.09	$33.11	$49.01	$49.83	$53.81
S&P 500	$142.35	$119.92	$101.63	$85.76	$81.75
Peer Group	$160.97	$134.27	$117.94	$104.42	$93.18

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Pure Cycle Corporation, the S&P 500 Index, and a Peer Group

*$100 invested on 8/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending August 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

(f)	Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

None.

(g)	Purchase of Equity Securities By the Issuer and Affiliated Purchasers

None.

Item 6 – Selected Financial Data

Table E - Selected Financial Data
In thousands (except per share data)	For the Fiscal Years Ended August 31,
	2013	2012	2011	2010	2009
Summary Statement of Operations items:
Total revenues	$1,857.5	$284.4	$282.1	$264.1	$260.2
Net loss	$(4,150.4)	$(17,418.7)	$(6,016.2)	$(5,391.3)	$(5,728.1)
Basic and diluted loss per share	$(0.17)	$(0.72)	$(0.26)	$(0.27)	$(0.28)
Weighted average shares outstanding	24,038	24,038	23,169	20,207	20,207

	As of August 31,
Summary Balance Sheet Information:	2013	2012	2011	2010	2009
Current assets	$9,900.0	$7,661.8	$5,065.6	$1,819.6	$3,990.4
Total assets	$108,618.3	$111,582.0	$116,122.7	$106,377.8	$108,091.1
Current liabilities	$5,402.3	$6,254.8	$658.3	$171.3	$138.1
Long term liabilities	$65,443.5	$75,209.5	$68,174.0	$63,746.5	$60,183.8
Total liabilities	$70,845.8	$81,464.3	$68,832.3	$63,917.8	$60,321.9
Equity	$37,772.5	$30,117.8	$47,290.3	$42,460.0	$47,769.2

The following items had a significant impact on our operations:

●	In fiscal 2013 in order to protect our farm assets we acquired approximately $7 million of the $9.6 million in HP A&M notes.

●	In fiscal 2013 we sold 1,500,000 unregistered shares of Pure Cycle common stock owned by HP A&M for $2.35 per share, yielding approximately $3.5 million.

●
In fiscal 2012 the Paradise Water Supply asset was deemed fully impaired and the entire asset value of $5.5 million was written off and recorded in the accompanying financial statements. Additionally, we recorded an impairment of $6.5 million on land and water rights held for sale. See further discussion in Note 4 – Water Assets in the accompanying financial statements.

●
In fiscal 2013, 2012, 2011, 2010 and 2009, respectively, we imputed $3.3 million, $3.5 million, $3.8 million, $3.6 million and $3.7 million of interest related to the Tap Participation Fee payable to HP A&M. As described below, this represents the difference between the net present value and the estimated realizable value of the Tap Participation Fee, which is being charged to expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee. The Tap Participation Fee is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased from HP A&M.

●	In fiscal 2011, we acquired 931 acres of land known as Sky Ranch for $7.0 million.

●	In fiscal 2010, we sold a total of 3.8 million shares of common stock for a total of $10.7 million, which was used to acquire the Sky Ranch property and is being used for working capital.

●	In fiscal 2009, we recognized gains on the sale of non-irrigated land totaling $59,700.

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

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and our financial condition and should be read in conjunction with the accompanying financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. The following sections focus on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:

●	Revenue generated from providing water and wastewater services and our farming operations;
●	Expenses associated with developing our water and land assets; and
●	Cash available to continue development of our water rights and service agreements.

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

Wholesale Water and Wastewater - These services include water production, storage, treatment, bulk transmission to retail distribution systems, wastewater collection and treatment, irrigation water treatment and transmission, construction management, billing and collection and emergency response.

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

We currently provide wholesale water service predominately to two local governmental entity customers. Our largest customer is the Rangeview Metropolitan District (the “District”), a quasi-municipal political subdivision of the State of Colorado, which is described further below. We provide service to the District and its end-use customers pursuant to “The Rangeview Water Agreements” (defined below) between us and the District for the provision of wholesale water service to the District for use in the District’s service area. Through our governmental entity wholesale customers, we serve 258 Single Family Equivalent (“SFE”) (as defined below) water connections and 157 SFE wastewater connections located in southeastern metropolitan Denver.

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

Agricultural Operations and Leasing- Beginning August 3, 2012, we assumed management of our farm operations and all associated income and expenses. Beginning September 1, 2012, we began tracking and reporting our farm operations as a separate business segment to reflect management’s analysis, investment decision, and operating performance for this business segment. Currently, approximately 90% of our farm operations are managed through cash lease arrangements with local area farmers whereby we charge a fixed fee, billed semi-annually in March and November, to lease our land and the water for agricultural purposes to tenant farmers. We have a small number of crop share leases, pursuant to which we and the tenant farmer jointly share in the gross revenues generated from the crops grown under a 75% farmer, 25% landlord participation. The majority of crops grown on our farms are alfalfa, with a number of acres also planted in corn, sorghum, and wheat. We will continue to review and evaluate ways to enhance the performance of our approximately 16,700 acres of farm land through relationships with area farmers.

We also own 931 acres of land along the I-70 corridor east of Denver, Colorado. We are currently leasing this land to an area farmer until such time as the property can be developed.

These land interests are described in the Arkansas River Water and Land and Sky Ranch sections of Note 4 - Water Assets to the 2013 Annual Report.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the timing of revenue recognition, the impairment of water assets and other long-lived assets, valuation of the Tap Participation Fee, fair value estimates and share-based compensation. Below is a summary of these critical accounting policies.

Revenue Recognition

Our revenues consist mainly of tap fees, construction fees, monthly service fees, and beginning in fiscal 2013, farm operations. As further described in Note 2 – Summary of Significant Accounting Policies to the accompanying financial statements, proceeds from tap sales and construction fees are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. We recognize tap fees derived from agreements for which we construct infrastructure owned by others as revenue, along with the associated costs of construction, pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the fiscal years ended August 31, 2013, 2012 or 2011.

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

Pursuant to the O&G Lease, we received up-front payments which are recognized as other income on a straight-line basis over three years (the initial term of the O&G Lease).

Historically, we have leased our Arkansas River land and water to tenant farmers under a cash lease model. Pursuant to the Property Management Agreement, HP A&M was to receive the income from the farm leases until 2014. As a result of HP A&M’s default of certain obligations, we terminated the Property Management Agreement. Effective as of August 3, 2012 we are managing the farm operations and we are entitled to receive all income from such operations. Currently we lease our farms to local area farmers on both cash and crop share lease basis. Our cash lease farmers are charged a fixed fee, billed semi-annually in March and November. During the November billing cycle our cash lease billings include either a discount or a premium adjustment based on actual water deliveries by the FLCC. Our crop share lease fees are based on actual crop yields and are received upon the sale of the crops. All fees are estimated and recognized ratably on a monthly basis.

Impairment of Water Assets and Other Long-Lived Assets

We review our long-lived assets for impairment whenever management believes events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated future undiscounted net cash flows we expect to be generated by the eventual use of the asset. If such assets are considered to be impaired and therefore the costs of the assets deemed to be unrecoverable, the impairment to be recognized would be the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

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

Our Front Range and Arkansas River Water Rights – We determine the undiscounted cash flows for our Denver based assets and the Arkansas River assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs, inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2011, which we reviewed as of August 31, 2013, and determined there were no material changes and that our Denver based assets and our Arkansas River assets are not impaired and their costs are deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g. Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. We estimate that we have the ability to provide water service to 180,000 SFE’s using our combined Rangeview Water Supply, Sky Ranch water and Arkansas River water assets which have a carrying value of $88.5 million as of August 31, 2013. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $22,500 and estimated gross margins, we estimate that we would need to add 8,300 new water connections (requiring 5.7% of our portfolio) to generate net revenues sufficient to recover the costs of our Rangeview Water Supply and Arkansas River water assets. If tap fees increase 5%, we would need to add 7,900 new water taps (requiring 5.4% of our portfolio) to recover the costs of our Rangeview Water Supply and Arkansas River water assets. If tap fees decrease 5%, we would need to add 8,700 new water taps (requiring 5.9% of our portfolio) to recover the costs of our Rangeview Water Supply and Arkansas River water assets.

Although changes in the housing market throughout the Front Range have delayed our estimated tap sale projections, these changes do not alter our water ownership, nor our service obligations to existing properties or the number of SFE’s we can service.

We have contracts to sell farms totaling 1,603 acres along with 3,397 FLCC shares associated with the land.

Our Paradise Water Supply – Every six years the Paradise Water Supply is subject to a finding of reasonable diligence review by the water court and the State Engineer. For a favorable finding we must demonstrate that we are diligently pursuing the development of the water rights. If we do not receive a favorable finding of reasonable diligence, our right to the Paradise Water Supply would be lost and we would be required to impair the Paradise Water Supply asset. The most recent diligence review was started in our fiscal 2005 and was completed in 2008, but not without objectors and not without us having to agree to certain stipulations to remove the objections. In order to continue to maintain the Paradise water right, by 2014 we must (i) select an alternative reservoir site; (ii) file an application in water court to change the place of storage; (iii) identify specific end users and place(s) of use of the water; and (iv) identify specific source(s) of the water rights for use. We do not intend to spend the resources needed to find an alternative reservoir site without a specific use for the water. We have been unable to find potential customers for this water and cannot be certain a customer will commit to use the water within the next two years. Since we do not have a customer that will commit to use the water and we will not commit the resources necessary to move the reservoir site without a customer, we expect to lose the conditional water rights. Accordingly, we have deemed the Paradise Water Supply to be fully impaired and an impairment of $5.5 million was recorded in the accompanying fiscal 2012 financial statements. We are currently working on options to dispose of our Paradise Water Supply asset.

Tap Participation Fee

The $59.8 million Tap Participation Fee liability at August 31, 2013, represents the estimated discounted fair value of the Company’s obligation to pay HP A&M 20% of the Company’s gross proceeds, or the equivalent thereof, from the future sale of 17,194 water taps by the Company.

As partial consideration for the purchase of our farms and related water, we agreed to pay HP A&M 10% of the tap fees we receive from the next 40,000 water taps we sell from and after the date of the Arkansas River Agreement. The TPF is payable only when we sell water taps and receive funds from such water tap sales from any of our properties as well as any sale of water rights we had purchased from HP A&M. Payment of the TPF may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events. The TPF liability is valued by estimating new home development in our service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver metropolitan area. This development pattern was then applied to projected future water tap fees determined by using historical water tap fee trends. Actual new home development in our service area and actual future tap fees inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the TPF. See further discussion in the “Obligations Payable by HP A&M, Now in Default” section below.

An important component in our estimate of the value of the TPF is that water tap fees will continue to increase in the coming years. Tap fees are market based and increases in tap fees reflect, among other things, the increasing costs to acquire and develop new water supplies. Tap fees thus are partially indicative of the increasing value of our water assets. We continue to assess the value of the TPF liability and update our valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. We updated the estimated discounted cash flow analysis as of August 31, 2013, as described in more detail below.

Pursuant to the Arkansas River Agreement, effective as of September 1, 2011, HP A&M elected to increase the TPF percentage from 10% to 20% and take a corresponding 50% reduction in the number of taps subject to the TPF. In addition, the initial term of the Property Management Agreement with HP A&M expired on August 31, 2011. During the extended term of the Property Management Agreement, we were permitted to allocate 26.9% of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expenses for managing the leases and a reasonable overhead allocation) paid to HP A&M against the TPF. As a result of HP A&M’s default, on August 3, 2012 we terminated the Property Management Agreement and stopped allocating 26.9% of the Net Revenues to the TPF.

During the 2012 fiscal year, we allocated $189,700 to the TPF liability and to additional paid in capital (due to HP A&M being deemed a related party as of fiscal 2012 year-end). This is the equivalent of 41 water taps.

During the 2013 fiscal year we foreclosed on three farms and one FLCC certificate representing water rights only. Additionally we cured one farm in foreclosure. As a result of these foreclosures, in accordance with our remedies pursuant to our agreement with HP A&M, we exercised our right to reduce the TPF. We reduced the number of taps subject to the TPF by 2,233 taps, and the discounted present value of the TPF by a total of approximately $11.7 million.

As a result of the events described above, we revalued the TPF liability as of August 31, 2013. The updated valuation and the events described above resulted in the following:

●
Our obligation to pay HP A&M 20% of the gross proceeds, or the equivalent thereof, from the sale of the next 19,468 water taps as of September 1, 2011, became an obligation to pay 20% of the gross proceeds, or the equivalent thereof, from the sale of the next 17,194 water taps.

●
The total undiscounted estimated payments to HP A&M for the TPF decreased $17.9 million from the previous valuation completed in fiscal 2012. The total estimated payments were then discounted to the current valuation date and the difference between the amount reflected on the Company’s balance sheet and the total estimated payments is imputed as interest expense over the estimated development life using the effective interest method. The imputed effective interest rate remained 5.3% and the amount of interest imputed was $3.3 million for fiscal 2013.

As of August 31, 2013 there were 17,194 taps subject to the TPF and we revalued the TPF liability resulting in a remaining discounted present value liability of $59.8 million. $26.1 million of interest has been imputed since the acquisition date recorded using the effective interest method. Subsequent to our fiscal year end an additional three farms and 1,832 FLCC shares have been obtained through the foreclosure proceedings resulting in a further reduction of the number of taps subject to the TPF by 3,364 taps and a corresponding reduction to the TPF payable of $11.9 million, leaving 13,830 taps subject to the TPF.

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

Obligations Payable by HP A&M, Now in Default – Approximately 60 of the 80 properties we acquired from HP A&M were subject to outstanding promissory notes payable to third parties. These promissory notes are secured by deeds of trust on our properties and water rights, as well as mineral interests, up to 25% of which are owned by us and up to 75% of which are currently owned by HP A&M. As of fiscal year end 2012 and since that date, HP A&M has defaulted on all of the notes. At the time of default, HP A&M owed approximately $9.6 million of principal and accrued interest secured by approximately 14,000 acres of farm land and 16,882 FLCC shares representing water rights owned by us.

On July 2, 2012, we formally notified HP A&M that its failure to pay the promissory notes constituted an Event of Default under the Seller Pledge Agreement and a default of a material covenant under the Arkansas River Agreement and that unless such defaults were cured within thirty (30) days, the Property Management Agreement would be terminated and we would proceed to exercise certain rights and remedies under the Arkansas River Agreement, the Seller Pledge Agreement, and the Property Management Agreement to protect our assets. Our remedies at law and under the Arkansas River Agreement and related agreements include, but are not limited to, the right to (i) terminate the Property Management Agreement; (ii) foreclose on the Pledged Shares; (iii) reduce the Tap Participation Fee; and (iv) recover damages caused by the defaults, including certain costs and attorneys’ fees. Pursuant to these remedies we have taken the following actions:

(i)    On August 3, 2012, we formally terminated the Property Management Agreement. See further discussion in Farm Accounts Receivable and Future Farm Income below.

(ii)    During September 2012 we sold the Pledged Shares in accordance with the Seller Pledge Agreement yielding approximately $3.4 million to us.

 (iii) As described in Note 7 – Long Term Debt and Operating Lease, to the accompanying consolidated financial statements, to protect our land and water interests, upon a default by HP A&M, at our sole discretion, we may take any measure we deem appropriate to remedy all of the defaults. If we do not protect our interest relating to the defaults, we may lose the properties and water rights securing the defaulted notes. As of August 31, 2013, we have acquired approximately $7 million of the $9.6 million of promissory notes that are payable by HP A&M to third parties. These promissory notes were acquired with cash payments of approximately $1.5 million and the issuance of notes by us. The majority of the notes we issued have a five-year term, bear interest at an annual rate of 5% and require semi-annual payments with a straight-line amortization schedule. The carrying value of the notes payable approximate the fair value as the rates are comparable to market rates. We did not assume any of these promissory notes and are not legally responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M.

During the 2013 fiscal year four farms and one FLCC certificate representing water only went through foreclosure proceedings. In accordance with our remedies pursuant to our agreement with HP A&M, we exercised our right to reduce the TPF as a result of these foreclosures. We reduced the number of taps by 2,233 or a total of approximately $10.3 million. Subsequent to our fiscal year end an additional three farms and 1,832 FLCC shares have been through the foreclosure proceedings resulting in a further reduction of 3,364 taps.

(iv)  We have the right to collect from HP A&M any amounts we spend to protect our interest against the defaulted notes, including the new notes we issue to the holders in exchange for the HP A&M notes. Among other remedies we have the right to collect from HP A&M all costs and expenses, including reasonable attorneys’ fees, we incur to protect our interest against the defaults and in protecting our rights and title to the farm property and water rights securing the notes. The following table details the balance in HP default receivable as of August 31, 2013 and August 31, 2012.

	August 31, 2013	August 31, 2012
HP A&M receivable
Mortgage default (1)	$9,643,550	$9,550,222
Attorneys’ fees, filing fees, & other costs (2)	426,606
	10,070,156	9,550,222
Pledged share sale	(3,415,000)
HP A&M receivable	$6,655,156	$9,550,222

1)
Includes default interest paid at the time we acquired the notes. In addition to the interest included above interest continues to accrue at a default interest rate of 10% per annum. As of August 31, 2013 the balance of default interest not accrued above was approximately $751,300. Payment of the default interest remains the sole responsibility of HP A&M.

2)	In addition to the above we have expensed $72,557 in attorney’s fees related to the defaults during 2012 that have not been accrued.

Farm Accounts Receivable and Farm Operations– The Property Management Agreement was terminated prior to the end of fiscal 2012 and all future farm income will be paid directly to us instead of HP A&M. Most of the farm leases are “cash only” leases and a few are “crop share” leases. A “crop share” lease entitles us to a share of the sales from the crop sales of the farmer. Most of the farm leases expire on December 31, 2014, while the remaining leases have a variety of expiration dates. The farm “cash only” lease payments are generally billed twice a year in March and November. The unpaid balances from the March billing (performed by HP A&M) were recorded on our books as accounts receivable (less an allowance for uncollectible accounts) of $56,500. We may terminate the leases by written notice on or before July 15th of the year prior to the termination. As of July 15, 2013, none of the leases were terminated. Under the “cash only” lease agreements, the annual lease payment can be reduced if the number of annual runs of irrigation water delivered to the farm as reported by the Fort Lyon Canal Company fall below 20 runs. If the annual runs of irrigation are less than 20, the annual lease rate will be reduced by $2 per acre per run less than the 20 runs with a maximum annual discount of $10 per acre. During calendar year 2013, the lessee farmers only received 11 runs. Accordingly, the maximum discount of $10 per acre will be applied to the second billing in November 2013. This discount which will be deducted with the November 2013 billing is reflected in the schedule below. All future expected cash billings are reflected at their full value. The “crop share” agreements are generally 1 year agreements and the payment cannot be calculated until after the farmers sell their crops. Accordingly any future payments from “crop share” leases are not included in the future farm lease billings schedule below.

The future scheduled billing for the farm income is presented in Table F below:

Table F - Contractual Farm lease income receivable
		Payments due to Pure Cycle by period

	Total	Less than 1 year	1-3 years
Contractual lease income receivable
Farm leases receivable	$1,350,400	$895,800	$454,600
Total	$1,350,400	$895,800	$454,600

Expenses associated with the farm operations are expected to include management salaries, maintenance, property taxes and FLCC assessments.

Share-based compensation

We estimate the fair value of share-based payment awards made to key employees and directors on the date of grant using the Black-Scholes option-pricing model. We then expense the fair value over the vesting period of the grant using a straight-line expense model. The fair value of share-based payments requires management to estimate/calculate various inputs such as the volatility of the underlying stock, the expected dividend rate, the estimated forfeiture rate and an estimated life of each option. We do not expect any forfeiture of option grants; therefore the compensation expense has not been reduced for estimated forfeitures. These assumptions are based on historical trends and estimated future actions of option holders and may not be indicative of actual events which may have a material impact on our financial statements. For further details on share based compensation expense, see Note 8 – Shareholders’ Equity to the accompanying financial statements.

Results of operations

Executive Summary

The results of our operations for the fiscal years ended August 31, 2013, 2012 and 2011 were as follows:

Table G - Summary Results of Operations
				Change
	Fiscal Years Ended August 31,			2013-2012		2012-2011
	2013	2012	2011	$	%	$	%
Millions of gallons of water delivered	69.2	34.2	34.5	35.0	102%	(0.3)	-1%
Water revenues generated	$502,700	$182,800	$157,500	$319,900	175%	$25,300	16%
Water delivery operating costs incurred
(excluding depreciation and depletion)	$188,300	$78,100	$51,900	$110,200	141%	$26,200	50%
Water delivery gross margin %	63%	57%	67%

Wastewater treatment revenues	$41,700	$45,800	$68,800	$(4,100)	-9%	$(23,000)	-33%
Wastewater treatment operating costs incurred	$17,000	$19,300	$19,200	$(2,300)	-12%	$100	1%
Wastewater treatment gross margin %	59%	58%	72%

Farm operations	$1,241,900	$—	$—	$1,241,900	100%	$—	0%
Farm operations operating costs incurred	$96,300	$—	$—	$96,300	100%	$—	0%
Farm operations gross margin %	92%

General and administrative expenses	$2,333,100	$2,374,100	$2,212,000	$(41,000)	-2%	$162,100	7%

Net losses	$4,150,400	$17,418,700	$6,016,200	$(13,268,300)	-76%	$11,402,500	190%

Changes in Revenues

We generate water revenues from (i) one time water and wastewater tap fees, (ii) construction fees, (iii) monthly wholesale water usage fees and wastewater service fees and (iv) farm operations.

Fiscal 2013 compared to Fiscal 2012 – Our water deliveries increased 102% in fiscal 2013 compared to fiscal 2012. Revenues increased 175% in fiscal 2013 compared to fiscal 2012. Both deliveries and sales increased primarily as a result of the addition of water sales used for oil and gas activities, which was used to frack wells drilled into the Niabrara formation. Our revenue increased by a greater margin then our deliveries due to our ability to charge a higher meter rate on fracking water then we typically receive from customers that have acquired taps. The following table details the sources of our sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for fiscal 2013 and fiscal 2012.

Water Revenue Summary
	2013			2012
Customer Type	Sales	kgal	Average per kgal	Sales	kgal	Average per kgal
On Site	$138,300	33,831.2	$4.09	$142,300	30,759.9	$4.63
Export-Commercial	42,000	4,156.8	10.10	23,700	2,587.6	9.16
Fracking	322,400	34,025.1	9.48	10,200	852.8	11.96
Consulting				6,600
	$502,700	72,013.1	$6.98	$182,800	34,200.3	$5.34

Our gross margin on delivering water (not including depletion charges) increased from 57% in fiscal 2012 to 67% in fiscal 2013 due to increased sales and our ability to offset the ECCV system costs with increased water deliveries.

Our wastewater fees decreased 9% in fiscal 2013 compared to fiscal 2012 due to decreased demand from our only customer.

We began our farm operations during fiscal 2013. Prior to fiscal 2012 we did not generate any revenues from our farming operations. The following chart details our farm revenue by lease type, acres, and the average revenue per acre for fiscal 2013.

Farm Summary
	2013
Lease Type	Sales	Acres	Average per Acre
Arkansas Cash	$1,062,120	10,732	$98.97
Arkansas Pasture	5,500	1,084	5.07
Arkansas Watershares	56,000	—	N/A
Arkansas Crop Share	102,400	1,202	85.19
Arkansas Held for Sale	—	1,331	—
Arkansas Not Farmed	—	2,361	—
Sky Ranch	15,880	931	17.06
	$1,241,900	17,641	$70.40

Fiscal 2012 compared to Fiscal 2011 – Our water deliveries decreased 1% in fiscal 2012 compared to fiscal 2011 due mainly to slightly more precipitation during the irrigation season resulting in less usage for outdoor irrigation. Our gross margin on delivering water (not including depletion charges) decreased from 67% in fiscal 2011 to 57% in fiscal 2012, mainly as a result of the ECCV lease expense of $23,300 in fiscal 2012 and $0 in fiscal 2011, See further discussion below in “ECCV Capacity Operating System” section below.

Our wastewater fees decreased 33% in fiscal 2012 compared to fiscal 2011, because we changed how our customer is charged. Our only wastewater customer was previously charged a flat monthly fee based on the number of tap connections; however, beginning July 1, 2011, we began to charge our wastewater customer based on the amount of wastewater treated due to a reduction in their wastewater flows..

General and Administrative Expenses

Table H details significant items, and changes, included in our General and Administrative Expenses (“G&A Expenses”) as well as the impact that share-based compensation has on our G&A Expenses for the fiscal years ended August 31, 2013, 2012 and 2011, respectively.

Table H- G&A Expenses
				Change
	Fiscal Years Ended August 31,			2013-2012		2012-2011
	2013	2012	2011	$	%	$	%
Significant G&A Expense items:
Salary and salary related expenses	$723,500	$693,500	$807,400	$30,000	4%	$(113,900)	-14%
FLCC water assessment fees	321,200	361,600	472,400	(40,400)	-11%	(110,800)	-23%
Professional fees	370,600	655,800	330,400	(285,200)	-43%	325,400	98%
Fees paid to directors including insurance	120,600	124,700	144,100	(4,100)	-3%	(19,400)	-13%
Costs associated with Sky Ranch	83,600	133,800	136,500	(50,200)	-38%	(2,700)	-2%
Public entity related expenses	90,500	98,100	92,500	(7,600)	-8%	5,600	6%
Consulting fees	47,400	2,600	11,600	44,800	1723%	(9,000)	-78%
Farm property taxes	237,400		—
All other compenents of G&A combined	338,300	304,000	217,100	34,300	11%	86,900	40%
G&A Expenses as reported	$2,333,100	$2,374,100	$2,212,000	$(41,000)	-2%	$162,100	7%
Share-based compensation	(66,800)	(54,600)	(94,500)	(12,200)	22%	39,900	-42%
G&A Expenses less share-based compensation	$2,266,300	$2,319,500	$2,117,500	$(53,200)	-2%	$202,000	10%

Note - salary and salary related expenses excluding share-based compensation:
Salary and salary related expenses	$656,700	$638,900	$712,800	$17,800	3%	$(73,900)	-10%

Fiscal 2013 compared to Fiscal 2012 – Salary and related expenses increased by 4% during fiscal 2013 as compared to fiscal 2012 mainly as a result of bonuses paid to management in fiscal 2013 following the successful conversion of our farming operations to our control as well as the addition of capacity to our system. As noted on the bottom line of Table H, salary and related expenses excluding share-based compensation expenses increased 3% during fiscal 2013 compared to fiscal 2012, mainly as a result of the employee bonuses noted above. Share-based compensation expenses increased 22% during fiscal 2013 compared to fiscal 2012 due to the issuance of additional options to our independent directors and to our management.

FLCC water assessment fees are the fees we pay for our share of the maintenance of the Fort Lyon Canal in Southeast Colorado. The fees are approved by the shareholders of the FLCC. The FLCC fees decreased 11% during fiscal 2013 compared to fiscal 2012 as a result of the assessment fees being decreased from $17.00 per share for calendar year 2012 to $15.00 per share for calendar year 2013. As of August 31, 2013, we hold approximately 23% of the voting shares of the FLCC.

Professional fees (mainly legal and accounting fees) decreased 43% during fiscal 2013 compared to fiscal 2012. The decrease was due to a reduction in state litigation legal fees of approximately $188,900, a reduction of legal fees associated with the HP default of $73,600, and a reduction of general legal fees of $27,700. The decrease was partially offset by an increase in accounting fees of $4,900.

Fees paid to our board of directors in fiscal 2013 include $45,800 for premiums related to our directors and officers insurance policy (this amount increased by $800 from fiscal 2012). The remaining fees of $74,800 represent amounts paid to our board members for annual and meeting attendance fees and travel expenses which decreased $4,900 from fiscal 2012, primarily as a result of a reduction in the number of committee meetings.

Costs associated with Sky Ranch decreased 38% during fiscal 2013 as compared to fiscal 2012 due to a decrease in consulting fees associated with the establishment of water districts that occurred in fiscal 2012. The consulting fees were decreased in fiscal 2013 by $23,700. Our property taxes also decreased by $26,500.

Costs associated with being a corporation and costs associated with being a publicly traded entity decreased 8% during fiscal 2013 compared to fiscal 2012 primarily due to a change in our Edgar and XBRL processing providers.

Consulting fees for fiscal 2013 consisted of $27,500 to recruit new staff members, $2,700 for fees associated with the disposal of our Paradise asset, $2,000 related to our involvement in WISE, and $15,200 related to the development of the Sky Ranch water districts. All of these fees are non-recurring.

We incurred $237,400 in property taxes during fiscal 2013 as a result of taking over the management of our farms in August 2012. This obligation was previously the responsibility of HP A&M and as such we did not have this expense in previous years.

All other G&A Expenses are comprised of typical operating expenses and increased 11% during fiscal 2013 compared to fiscal 2012 as a result of additional funding to Rangeview Metropolitan District as well as an increase in our bad debt allowance.

Fiscal 2012 compared to Fiscal 2011 – Salary and related expenses decreased by 14% during fiscal 2012 as compared to fiscal 2011 mainly as a result of bonuses paid to management in fiscal 2011 following the successful completion of the financing and acquisition of the Sky Ranch property which were not paid in 2012. As noted on the bottom line of Table H, salary and related expenses excluding share-based compensation expenses decreased 10% during fiscal 2012 compared to fiscal 2011, mainly as a result of the employee bonuses noted above. Share-based compensation expenses decreased 42% during fiscal 2012 compared to fiscal 2011 due to the forfeiture of 29,500 stock options by two former board members and one former employee.

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

Other Income and Expense Items

				Change
	For the Fiscal Years Ended August 31,			2013-2012		2012-2011
	2013	2012	2011	$	%	$	%
Other expense items:
Depreciation and depletion expense	$311,200	$309,200	$300,800	$2,000	1%	$8,400	3%
Imputed interest expense	$3,275,400	$3,470,500	$3,847,000	$(195,100)	-6%	$(376,500)	-10%

Other income items:
Oil and gas payments recognized	$416,000	$423,000	$199,300	$(8,500)	-2%	$223,700	100%
Interest income	$34,600	$53,400	$53,100	$(18,800)	-35%	$300	1%

Depreciation and depletion increased 1% during fiscal 2013 compared to fiscal 2012 due to the addition of equipment beginning to depreciate in fiscal 2013. Depreciation and depletion increased 3% during fiscal 2012 compared to fiscal 2011 due mainly to Sky Ranch improvements beginning to depreciate in fiscal 2012.

Imputed interest expense represents the expensed portion of the difference between the relative fair value of the Tap Participation Fee liability payable to HP A&M and the net present value of the liability recognized under the effective interest method. The changes in the imputed interest expense in each of the years presented are a result of the updated valuations performed in first quarter of fiscal 2012, which are explained in greater detail in Note 7- Long-Term Debt and Operating Lease to the accompanying financial statements. These imputed interest charges account for 79%, 20% and 64% of our total reported net losses for the fiscal years ended August 31, 2013, 2012 and 2011, respectively.

The $416,000, $423,000, and $199,300 of oil and gas lease payments recognized in fiscal 2013, fiscal 2012, and fiscal 2011 respectively, represent a portion of the up-front payment received on March 10, 2011, upon the signing of the O&G Lease and the Surface Use Agreement with Anadarko. On March 10, 2011 we received an up-front payment of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property. The oil and gas rights under the remaining 304 acres at Sky Ranch were already owned by Anadarko. We deferred immediate recognition of the up-front payment, but began recognizing the up-front payment in income over the initial three year term of the O&G Lease beginning March 10, 2011. We also received $9,300 from Anadarko pursuant to the Surface Use Agreement. As of August 31, 2013, we have deferred recognition of $235,500 of income related to the O&G Lease.

Interest income represents interest earned on the temporary investment of capital in cash equivalents or available-for-sale securities, interest accrued on the note payable by the District and interest accrued on the Special Facilities construction proceeds receivable from the County. The decrease from fiscal 2012 to fiscal 2013 is due to reduced investments partially offset by increased farm late fees. The increase from fiscal 2011 to fiscal 2012 is due to a slight recovery of the investment market interest rates.

Liquidity, capital resources and financial position

At August 31, 2013, our working capital, defined as current assets less current liabilities, was $4.5 million, which included $2.45 million in cash, cash equivalents and marketable securities. As of the date of the filing of this annual report on Form 10-K, we have an effective shelf registration statement pursuant to which we may elect to sell up to another $15 million of stock at any time and from time to time. During 2012 we sold the 1.5 million Pledged Shares for $3.5 million or $2.35 per share. We believe that as of the date of the filing of this annual report on Form 10-K and as of August 31, 2013, we have sufficient working capital to fund our operations for the next fiscal year.

Arkansas River Valley Water Assets – The FLCC water assessments are the charges assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal. The water assessment payments are payable to the FLCC each calendar year. Our calendar year assessments for 2013 will be approximately $290,000 and are being expensed ratably during the year. Our calendar year 2012 property taxes (paid in April 2013) were approximately $142,000. We anticipate the property taxes for calendar year 2013 to be similar, so we accrue monthly property taxes of approximately $11,800.

Sky Ranch Property – Our calendar year 2012 Sky Ranch property taxes (paid in April 2013) were approximately $90,600. We anticipate the property taxes for calendar year 2013 to be similar, so we accrue monthly property taxes of approximately $7,600.

ECCV Capacity Operating System – Pursuant to a 1982 contractual right, the District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than ten miles of buried water pipeline located on the “Lowry Range” as described in Note 4 – Water Assets to the 2012 Annual Report. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as the District’s service provider and the Export Water Contractor (as defined in the Amended and Restated Water Lease between the District and the Colorado State Board of Land Commissioners), we entered into an agreement to operate and maintain the ECCV facilities allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system were a flat monthly fee of $4,667 per month from May 1, 2012 through December 31, 2012, which increased to $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2020 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers.

The Tap Participation Fee - The $59.8 million Tap Participation Fee liability at August 31, 2013, represents the estimated fair value of our obligation to pay HP A&M 20% of our gross proceeds, or the equivalent thereof, from the sale of the next 17,194 water taps we sell and includes $26.1 million of interest, which has been imputed since we acquired our farm assets, recorded using the effective interest method. During the extended term of the Property Management Agreement, we were permitted to allocate 26.9% of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expenses for managing the leases and a reasonable overhead allocation) paid to HP A&M against the Tap Participation Fee. During the fiscal year ended August 31, 2012, we allocated $189,700 to the Tap Participation Fee liability, which was the equivalent of 41 taps. As a result of HP A&M’s default, on August 3, 2012 we terminated the Property Management Agreement and stopped allocating 26.9% of the Net Revenues to the TPF. Therefore, no Net Revenue was allocated against the TPF liability during the fiscal year ended August 31, 2013, and no Net Revenue will be allocated to the liability in any future period. We did not sell any taps during the fiscal years ended August 31, 2013 or 2012.

Payment of the TPF may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events. During the 2013 fiscal year we foreclosed on three of our farms and one FLCC certificate representing water rights only, and cured one farm in foreclosure. Our agreement with HP A&M allows us to reduce the TPF in the event any of our farms or water rights are foreclosed upon. As of August 31, 2013, there were 17,194 (a reduction of 2,233 compared to 2012) taps subject to the Tap Participation Fee. As a result of the foreclosures and the reduction in taps remaining subject to the TPF, the Tap Participation Fee was revalued as of August 31, 2013.

South Metropolitan Water Supply Authority – The South Metropolitan Water Supply Authority (“SMWSA”) is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members. SMWSA members include 14 Denver area water providers in Arapahoe and Douglas Counties. The District became a member of SMWSA in 2009 in an effort to participate with other area water providers in developing regional water supplies along the Front Range. For over 2 years, the SMWSA members have been working with Denver Water and Aurora Water on a cooperative water project known as the Water Infrastructure Supply Efficiency partnership (“WISE”), which seeks to develop regional infrastructure which would interconnect member’s water transmission systems to be able to develop additional water supplies from the South Platte River in conjunction with Denver Water and Aurora Water. In July of 2013, the District together with 9 other SMWSA members formed the South Metropolitan Wise Authority (SWMA) to continue to develop the WISE project. Through an agreement with the District, we continue to support SMWA and its joint water development efforts and may seek to participate in one or more regional water projects if such projects are in our best interest.

Summary Cash Flows Table

				Change
	For the Fiscal Years Ended August 31,			2013-2012		2012-2011
	2013	2012	2011	$	%	$	%
Cash (used) provided by:
Operating acitivites	$(1,756,700)	$(1,887,100)	$(623,200)	$130,400	-7%	$(1,263,900)	203%
Investing activities	$4,098,100	$3,354,000	$(9,996,100)	$744,100	22%	$13,350,100	-134%
Financing activities	$(1,516,500)	$85,000	$10,679,100	$(1,601,500)	-1884%	$(10,594,100)	-99%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services, costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.

Cash used by operations in fiscal 2013 decreased by $130,000 compared to fiscal 2012, which was due mainly to increased revenues and reduced legal fees related to the Land Board. These were partially offset by an increase in accounts receivable and HP default receivable. Cash used by operations in fiscal 2012 increased by $1.3 million compared to fiscal 2011, which was due mainly to increased legal fees related to the Land Board and HP A&M law suits and the HP A&M default on the farm notes and deeds of trust. These were offset by an increase in accounts payable and accrued expenses and a decrease in deferred income from the Anadarko lease.

We will continue to provide wholesale domestic water and wastewater services to customers in our service area and we will continue to operate and maintain our water and wastewater systems with our own employees.

Changes in Investing Activities – Investing activities in fiscal 2013 consisted of the investment in our water system and purchase of assets of $418,000, the sale of marketable securities of $1.1 million, the sale of collateral stock of $3.4 million. Investing activities in fiscal 2012 consisted of the purchase of marketable securities of $1.2 million and the sale of marketable securities of $4.7 million. Investing activities in fiscal 2011 consisted of our acquisition of Sky Ranch, which required $6.8 million during the year ended August 31, 2011, and the purchase of $6.4 million of marketable securities, which was offset by the sale/maturity of $3.2 million of marketable securities..

Changes in Financing Activities – Financing activities in fiscal 2013 consisted primarily of payments on the promissory notes of $1.8 million and the receipt of $292,00 from the County pursuant to the County Agreement and the early payoff of the debt. Financing activities in fiscal 2012 consisted of the receipt of $85,000 from the County pursuant to the County Agreement. Financing activities in fiscal 2011 consisted mainly of the sale of $5.4 million of common stock pursuant to our effective shelf registration and the issuance of the $5.2 million Convertible Note – Related Party. See Note 4 – Water Assets to the accompanying financial statements. Proceeds from both financings were used to finance the acquisition of Sky Ranch and provide additional working capital. The Convertible Note – Related Party was converted into common stock in January 2011. Additionally, we received $82,200 from the County pursuant to the County Agreement. See Note 4 – Water Assets to the accompanying financial statements.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist entirely of the contingent portion of the CAA which is $2.2 million, as described in Note 5 – Participating Interest in Export Water to the accompanying financial statements. The contingent liability is not reflected on our balance sheet because the obligation to pay the CAA is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.

Recently Adopted and Issued Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to the accompanying financial statements for recently adopted and issued accounting pronouncements.

Total Contractual Cash Obligations

Table K - Contractual Cash Obligations
		Payments due by period
		Less than 1			More than
	Total	year	1-3 years	3-5 years	5 years
Contractual obligations	$7,758,000	$4,546,900	$2,664,000	$547,100	(a	)
Operating lease obligations	24,480	18,360	6,120	(b)	(b	)
Participating Interests in Export Water	1,192,900	(c)	(c)	(c)	(c	)
Tap Participation Fee payable to HP A&M	105,065,800	(d)	(d)	(d)	(d	)
Total	$114,041,180	$4,565,260	$2,670,120	$547,100	$—

(a)
Our contractual obligations are related to our Arkansas Valley farms. We have refinanced most farms on 5 year terms at a rate of 5% payable 2 times per year. The remaining farms are in various stages of negotiation, but due to their default status by HP A&M they are reflected as a current liability maturing in less than 1 year.

(b)
Our only operating lease is related to our office space. We occupy 1,200 square feet at a cost of $1,530, per month, at the address shown on the cover of this Form 10-K. We lease these premises pursuant to a two year operating lease agreement with a third party.

(c)
The participating interests liability is payable to the CAA holders upon the sale of Export Water, and therefore, the timing of the payments is uncertain and not reflected in the above table by period.

(d)
The Tap Participation Fee payable to HP A&M is payable upon the sale of water taps. Because the timing of these water tap sales is not fixed and determinable, the estimated payments are not reflected in the above table by period. The amount listed above includes an unamortized discount of $41.4 million. The Tap Participation Fee is described in greater detail in Note 7 – Long-Term Debt and Operating Lease to the accompanying financial statements.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

General

We have limited exposure to market risks from instruments that may impact our balance sheets, statements of operations, and statements of cash flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of August 31, 2013, the Company is not holding any marketable securities in an effort to create liquidity while the Company is in the process of curing the defaults by High Plains A&M, LLC (“HP A&M”). We have no investments denominated in foreign country currencies, and therefore our investments are not subject to foreign currency exchange risk.

Item 8 – Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Pure Cycle Corporation

We have audited the accompanying consolidated balance sheets of Pure Cycle Corporation as of August 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended August 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation as of August 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP HORWATH, P.C

Denver, Colorado
November __, 2013

PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS

	August 31, 2013	August 31, 2012
ASSETS:
Current assets:
Cash and cash equilvalents	$2,448,363	$1,623,517
Marketable securities	—	1,101,367
Trade accounts receivable	584,802	135,458
Sky Ranch receivable	57,303	—
Current portion of HP A&M receivable	6,655,156	4,456,857
Prepaid expenses	154,345	279,782
Current portion of construction proceeds receivable	—	64,783
Total current assets	9,899,969	7,661,764

Investments in water and water systems, net	88,512,249	88,510,359
Land - Sky Ranch	3,768,029	3,778,464
Land and water held for sale	5,748,630	5,748,630
Construction proceeds receivable, less current portion	—	226,879
Note receivable - related party:
Rangeview Metropolitan District, including accrued interest	555,983	543,945
HP A&M receivable, less current portion	—	5,093,365
Other assets	133,471	18,671
Total assets	$108,618,331	$111,582,077

LIABILITIES:
Current liabilities:
Accounts payable	167,775	261,383
Current portion mortgages payable, including interest payable of $122,028	4,668,943	5,340,890
Accrued liabilities	264,740	172,630
Deferred revenues	65,384	65,384
Deferred oil and gas lease payment	235,483	414,480
Total current liabilities	5,402,325	6,254,767

Deferred revenues, less current portion	1,232,220	1,297,605
Deferred oil and gas lease payment, less current portion	—	224,510
Mortgages payable, less current portion	3,211,112	4,209,329
Participating interests in Export Water Supply	1,192,910	1,208,928
Tap Participation Fee payable to HP A&M net of $42.9 million and $44.8 million discount respectively	59,807,289	68,269,176
Total liabilities	70,845,856	81,464,315

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $.001 per share, 25 milllion shares authorized 432,513 shares issued and outstanding (liquidation perference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 24,037,598 shares issued and outstanding	80,130	80,130
Additional paid in capital	115,224,946	103,420,869
Accumulated comprehensive loss	—	(1,081)
Accumulated deficit	(77,533,034)	(73,382,589)
Total shareholders’ equity	37,772,475	30,117,762
Total liabilities and shareholders’ equity	$108,618,331	$111,582,077

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended August 31,
	2013	2012	2011
Revenues:
Metered water usage	$502,668	$182,802	$157,497
Wastewater treatment fees	41,697	45,778	68,833
Special facility funding recognized	41,508	41,508	41,508
Water tap fees recognized	14,294	14,296	14,296
Farm operations	1,241,882
Other income	15,413
Total revenues	1,857,462	284,384	282,134

Expenses:
Water service operations	(188,309)	(78,144)	(51,882)
Wastewater service operations	(16,958)	(19,269)	(19,224)
Farm operations	(96,337)	—	—
Other	(1,199)	(1,995)
Depletion and depreciation	(90,468)	(88,576)	(88,587)
Total cost of revenues	(393,271)	(187,984)	(159,693)
Gross margin	1,464,191	96,400	122,441

General and administrative expenses	(2,333,126)	(2,374,106)	(2,212,026)
Impairment of land and water rights held for sale	—	(6,457,760)	—
Impairment of water assets	—	(5,544,022)	—
Depreciation	(220,834)	(220,657)	(212,184)
Operating loss	(1,089,769)	(14,500,145)	(2,301,769)

Other income (expense):
Oil and gas lease income, net	416,048	422,999	199,257
Farm income, net	—	71,101	—
Interest income	34,583	53,339	53,133
Interest expense	(245,503)
Other	9,574	3,552	31,887
Gain on sale of assets	—	1,016	—
Interest expensed on Convertible Note - Related Party	—	—	(151,667)
Interest imputed on the Tap Participation Fees payable to HP A&M	(3,275,378)	(3,470,523)	(3,847,000)
Net loss	$(4,150,445)	$(17,418,661)	$(6,016,159)
Net loss per common share – basic and diluted	$(0.17)	$(0.72)	$(0.26)

Weighted average common shares outstanding – basic and diluted	24,037,596	24,037,596	23,168,450

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Total
August 31, 2010 balance:	432,513	$433	20,206,566	$67,360	$92,341,555	$(1,580)	$(49,947,769.0)	$42,459,999
Sale of common stock, less fees and expenses of approximately $145,200	—	—	1,848,931	6,163	5,395,442	—	—	5,401,605
Issuance of restricted common stock upon conversion of Convertible Debt	—	—	1,982,099	6,607	5,345,060	—	—	5,351,667
Share-based compensation	—	—	—	—	94,550	—	—	94,550
Unrealized loss on investments	—	—	—	—	—	(1,323)	—	(1,323)
Net loss	—	—	—	—	—	—	(6,016,159)	(6,016,159)
Comprehensive loss								(6,017,482)
August 31, 2011 balance:	432,513	433	24,037,596	80,130	103,176,607	(2,903)	(55,963,928)	47,290,339
Share-based compensation	—	—			54,588			54,588
Allocation of net revenues to TPF					189,674			189,674
Unrealized loss on investments	—	—				1,822		1,822
Net loss	—	—					(17,418,661)	(17,418,661)
Comprehensive loss								(17,416,839)
August 31, 2012 balance:	432,513	433	24,037,596	80,130	103,420,869	(1,081)	(73,382,589)	30,117,762
Share-based compensation	—	—	—	—	66,812	—	—	66,812
Reduction in TPF due to remedies under the Arkansas River Agreement	—	—	—	—	11,737,265	—	—	11,737,265
Realized gain on investments	—	—	—	—	—	1,081	—	1,081
Net loss	—	—	—	—	—	—	(4,150,445)	(4,150,445)
Comprehensive loss								(4,149,364)
August 31, 2013 balance:	432,513	$433	24,037,596	$80,130	$115,224,946	$—	$(77,533,034)	$37,772,475

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal Years Ended August 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(4,150,445)	$(17,418,661)	$(6,016,159)
Adjustments to reconcile net loss to net cash used for operating activities:
Share-based compensation expense	66,812	54,588	94,550
Depreciation, depletion and other non-cash items	313,137	307,507	297,212
Imputed interest on Tap Participation Fees payable to HP A&M	3,275,378	3,470,523	3,847,000
Impairment of water assets	—	5,544,022	—
Impairment of land and water rights held for sale	—	6,457,760	—
Interest expensed on Convertible Note-Related Party	—	—	151,667
Interest added to note receivable - related party
Rangeview Metropolitan District	(12,038)	(12,072)	(12,039)
Interest added to construction proceeds receivable	—	(19,241)	(22,899)
Gain on sale of fixed assets	—	(1,016)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(449,344)	(36,974)	(27,329)
Prepaid expenses	125,437	(37,782)	(5,373)
HP A&M Receivable	(519,934)	—	—
Sky Ranch Receivable	(57,303)	—	—
Accounts payable and accrued liabilities	120,527	246,034	72,457
Deferred revenue	(65,385)	(27,314)	(55,802)
Deferred income - oil and gas lease	(403,507)	(414,480)	1,053,470
Net cash used for operating activities	(1,756,665)	(1,887,106)	(623,245)

Cash flows from investing activities:
Investments in water, water systems and land	(378,008)	(132,221)	(6,841,255)
Purchases of marketable securities	—	(1,235,857)	(6,357,177)
Sales and maturities of marketable securities	1,101,367	4,724,847	3,202,373
Proceeds from sale of land	—	1,099	—
Proceeds from sale of collateral stock	3,415,000	—	—
Purchase of property and equipment	(40,300)	(3,894)	—
Net cash provided by (used for) investing activities	4,098,059	3,353,974	(9,996,059)

Cash flows from financing activities
Net proceeds from equity offering	—	—	5,401,606
Issuance of Convertible Note - Related Party	—	—	5,200,000
Arapahoe County construction proceeds	291,662	84,854	82,196
Payment to contingent liability holders	(16,018)	—	(4,720)
Payments made on promissory notes payable	(1,792,192)
Net cash (used for) provided by financing activities	(1,516,548)	84,854	10,679,082

Net change in cash and cash equivalents	824,846	1,551,722	59,778
Cash and cash equivalents - beginning of year	1,623,517	71,795	12,017
Cash and cash equivalents - end of year	$2,448,363	$1,623,517	$71,795

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2013, 2012 and 2011

NOTE 1 – ORGANIZATION

Pure Cycle Corporation (the “Company”) was incorporated in Delaware in 1976 and reincorporated in Colorado in 2008. The Company owns assets in the Denver, Colorado metropolitan area and in Southeast Colorado. The Company is currently using its water assets located in the Denver metropolitan area to provide wholesale water and wastewater services to customers located in the Denver metropolitan area. The Company is leasing its farm land in the Arkansas River Valley to area farmers.

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

The Company believes it has sufficient working capital and financing sources to fund its operations for at least the next fiscal year. As of August 31, 2013, the Company had $2.4 million of cash and cash equivalents, and $4.5 million of working capital. During fiscal year end 2013, the Company sold the 1.5 million shares of Pure Cycle common stock issued to High Plains A&M, LLC (“HP A&M”), which were pledged as security for certain debt obligations, in a foreclosure sale for $3.5 million or $2.35 per share.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Pure Cycle Corporation and its majority-owned and controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a high quality financial institution in an account which as of August 31, 2013 exceed federally insured limits. At various times during the year ended August 31, 2013, the Company’s main operating account exceeded federally insured limits.

Marketable Securities

At August 31, 2012, the Company’s marketable securities are comprised entirely of certificates of deposits maintained at various financial institutions, each of which have invested below federally insured limits and pay interest at stated rates through maturity. The certificates matured at various dates through May 2013.

The amounts reported on the balance sheets for marketable securities as of August 31, 2012 represent the fair values of the underlying instruments as reported by the financial institutions where the funds are held. As of August 31, 2013, the Company is not holding any marketable securities in an effort to create liquidity while the Company is in the process of resolving the defaults by HP A&M.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2013, 2012 and 2011

Financial Instruments – Concentration of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and marketable securities. The Company places its cash equivalents and investments with high quality financial institutions. At various times throughout the year ended August 31, 2013, cash deposits have exceeded federally insured limits. The Company invests its idle cash primarily in certificates of deposit, money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.

Mortgages Payable and HP A&M Receivable

In conjunction with HP A&M defaulting on certain promissory notes in fiscal year 2012, the Company has the right to collect from HP A&M any amounts the Company spends to protect its interest from the defaulted notes. Accordingly the Company has recorded the entire amount of the HP A&M notes at default as well as expenses incurred to cure the defaults as a receivable from HP A&M less proceeds received from the sale of shares held in escrow pursuant to the asset purchase agreement (“The Arkansas River Agreement”). The receivable represents the amount of the defaulted promissory notes payable by HP A&M which were purchased by the Company and with respect to which the Company will pursue remedies under the Arkansas River agreement (as described in more detail in Note 4) over the next 12 months, plus expenses as noted above.

In the fiscal year 2013 the Company began acquiring the defaulted promissory notes that are payable by HP A&M. The majority of the notes issued by the Company have a five-year term, bear interest at an annual rate of five percent (5%) and require semi-annual payments with a straight-line amortization schedule, (see Note 7 – Long term debt and operating lease).

Cash Flows

The Company paid $123,500 in interest during the fiscal year ended August 31, 2013. The Company did not pay any interest during the fiscal years ended August 31, 2012 and 2011, respectively.

The Company did not pay any income taxes during the fiscal years ended August 31, 2013, 2012 and 2011, respectively.

Trade Accounts Receivable

The Company records accounts receivable net of allowances for uncollectible accounts. Included in trade accounts receivable are balances due from farm operations. The Company recorded an allowance for uncollectible accounts in the amounts of $41,100 and $20,400 as of August 31, 2013 and 2012, respectively. The allowance for uncollectible accounts was determined based on specific review of all past due accounts.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the eventual use of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the Company’s procedures, the Company determined that its “Paradise Water Supply” asset (defined in Note 4 below) and land and water rights held for sale related to the Arkansas River Assets were impaired as of August 31, 2012. The Company determined that no impairment of such assets existed at August 31, 2013. There was no impairment in the carrying amounts of the remaining long-lived assets at August 31, 2013 and 2012. See further discussion in Note 4 below under sections “Paradise Water Supply” and “Arkansas River Assets”.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2013, 2012 and 2011

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

Tap Participation Fee Liability and Imputed Interest Expense

The Tap Participation Fee liability (“TPF”), as described in Note 7 – Long Term Debt and Operating Lease, represents the discounted fair value of the amounts the Company estimates it will pay HP A&M pursuant to the Arkansas River Agreement. The Company imputes interest expense on the unpaid TPF using the effective interest imputed over the estimated development period. The company imputed interest of $3.3 million, $3.5 million and $3.8 million during the years ended August 31, 2013, 2012 and 2011, respectively.

The TPF is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the years ended August 31, 2013, 2012 or 2011. As of August 31, 2013, 17,194 water taps remain subject to the TPF.

Revenue Recognition

The Company generates revenues through two separate lines of businesses. Its revenues are derived through its Wholesale Water and Wastewater business and its Agricultural Farming Operations, which are described below.

Wholesale Water and Wastewater business – The Company generates revenues through its wholesale water and wastewater segment predominately from three sources: (i) monthly wholesale water usage fees and wastewater service fees, (ii) one time water and wastewater tap fees, and construction fees, and (iii) consulting fees. Because these items are separately delivered, the Company accounts for each of the items separately, as described below.

i)
Monthly wholesale water and wastewater service fees – Monthly wholesale water usage charges are assessed to the Company’s customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent (“SFE”) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company’s water or wastewater systems similar to the demand of a family of four persons living in a single family house on a standard sized lot. One SFE is assumed to have a water demand of approximately 0.4 acre feet per year and to contribute wastewater flows of approximately 300 gallons per day. Water usage pricing uses a tiered pricing structure. The Company recognizes wholesale water usage revenues upon delivering water to its customers or its governmental customers’ end-use customers, as applicable. The water revenues recognized by the Company are shown net of royalties to the Land Board and, when applicable, amounts retained by the Rangeview Metropolitan District (the “District”).

The Company recognizes wastewater processing revenues monthly based on usage. The monthly wastewater service fees are shown net of amounts retained by the District. Amounts recognized for water and wastewater services during the fiscal years ended August 31, 2013, 2012 and 2011, are presented in the statements of operations. Costs of delivering water and providing wastewater service to customers are recognized as incurred.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2013, 2012 and 2011

The Company delivered 69.2 million, 34.2 million and 34.5 million gallons of water to customers during the fiscal years ended August 31, 2013, 2012 and 2011, respectively.

ii)
Water and wastewater tap fees and construction fees – Tap fees, also called system development fees, are received in advance, are non-refundable and are typically used to fund construction of certain facilities and defray the acquisition costs of obtaining water rights. Construction fees are fees used by the Company to construct assets that are typically required to be constructed by developers or home builders.

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

In August 2005, the Company entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”) to provide water service to the County’s fairgrounds (the “Fairgrounds”). Pursuant to the County Agreement, the Company owns the facilities which store, treat, and deliver the water and amortizes the cost of these facilities over their useful lives. In each of the three fiscal years ended August 31, 2013, 2012 and 2011, the Company recognized $14,300 of tap fee revenue. At August 31, 2013, $327,600 of these tap fees are still deferred. The Company recognized $41,500 of “Special Facilities” funding as revenue in each of the three fiscal years ended August 31, 2013, 2012, and 2011 respectively. These construction revenues also relate to the County Agreement entered into in August 2005. As of August 31, 2013, the Company has deferred recognition of $1.3 million of tap and construction fee revenue from the County, which will be recognized as revenue ratably through 2036.

In addition to the tap fee revenues and the construction revenues, the Company also records interest income from the County using the effective interest method. Pursuant to the County Agreement, the County is making payments to the Company totaling $82,200 per year for the construction of the Special Facilities at the Fairgrounds. These payments include interest at 6% per annum. In April 2013 the County paid the balance on the note. The Company recognized $5,500, $19,200 and $22,900 of interest income from the County during the fiscal years ended August 31, 2013, 2012 and 2011, respectively.

In August 2012, the Company entered into an agreement with Front Range Pipeline which grants Front Range Pipeline easement rights for a period of three years to construct a pipeline for total consideration of $28,700. As of August 31, 2013, the Company had $18,900 in deferred revenue from Front Range Pipeline.

iii)	Consulting Fees – Consulting fees are fees we receive, typically on a monthly basis, from municipalities and area water providers along the I-70 corridor, for system management and maintenance

Agricultural Farming Operations – The Company leases its Arkansas River water and land to area farmers who actively farm the properties. Prior to August 3, 2012, pursuant to a property management agreement between HP A&M and the Company (the “Property Management Agreement”), HP A&M received a management fee equal to 100% of the income from the land and water leases. As a result, the Company presented its land and water lease income net of the management fees paid to HP A&M. Effective August 3, 2012, the Company terminated the Property Management Agreement due to a default by HP A&M on certain promissory notes secured by deeds of trust on the land and water purchased by the Company from HP A&M in 2006. Effective August 3, 2012, the Company manages the land and water leases and the income from the land and water leases became payable to the Company. Pursuant to the farm lease agreements, the Company bills the lessees semi-annually in March and November. The lease billings include minimum billings and adjustments based on actual water deliveries by the Fort Lyon Canal Company (“FLCC”) or are based on crop yields. Subsequent to August 3, 2012, the Company records farm lease income ratably each month based on estimated annual lease income the Company anticipates collecting from its land and water leases. The Company recorded these amounts as receivables, less an estimated allowance for uncollectible accounts. The allowance as of August 31, 2013, was determined by the Company’s specific review of all past due accounts. The Company has recorded allowances for doubtful accounts totaling $41,100 and $20,400 as of August 31, 2013 and 2012, respectively. As of August 31, 2013 the company has accrued $397,300 of farm income related to billings for future periods. The Company manages the farm lease business as a separate line of business from the wholesale water and wastewater business.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2013, 2012 and 2011

Royalty and other obligations

Revenues from the sale of Export Water are shown net of royalties payable to the Land Board. Revenues from the sale of water on the “Lowry Range” are shown net of the royalties to the Land Board and the amounts retained by the District. See further description of the “Lowry Range” in Note 4 – Water Assets under section “Rangeview Water Supply and Water System”.

Oil and Gas Lease Payments

As further described in Note 4 below, on March 10, 2011, the Company entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”) a wholly owned subsidiary of Anadarko Petroleum Company. Pursuant to the O&G Lease on March 10, 2011, the Company received an up-front payment of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its Sky Ranch property. In December 2012 the O&G Lease was purchased by a wholly owned subsidiary of ConocoPhillips Company. The Company began recognizing the up-front payment from Anadarko as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. During the years ended August 31, 2013, 2012 and 2011, the Company recognized $416,000, $423,000 and $199,000 respectively, of income related to the up-front payments received pursuant to the O&G Lease.

As of August 31, 2013, the Company has deferred recognition of $235,500 of income related to the O&G Lease, which will be recognized into income ratably through February 2014.

Share-based Compensation

The Company maintains a stock option plan for the benefit of its employees and directors. The Company records share-based compensation costs which are measured at the grant date based on the fair value of the award and are recognized as expense over the applicable vesting period of the stock award using the straight-line method. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options during the fiscal years ended August 31, 2013 and 2012 had no impact on the income tax provisions.

The Company recognized $66,800, $54,600 and $94,600 of share-based compensation expenses during the fiscal years ended August 31, 2013, 2012 and 2011, respectively.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company does not have any significant unrecognized tax benefits as of August 31, 2013.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2009 through fiscal 2012. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At August 31, 2013, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the fiscal years ended August 31, 2013, 2012 or 2011.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2013, 2012 and 2011

Loss per Common Share

Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 347,600, 215,100 and 280,100 common share equivalents as of August 31, 2013, 2012 and 2011, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

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

In 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11). ASU 2013-02 provides that an unrecognized tax benefit, or a portion, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward for reporting fiscal years beginning after December 15, 2013 (September 1, 2014 for the Company). The adoption of ASUJ 2013-11 will not have a material impact on its results of operations, financial condition or cash flows.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had none of these instruments at August 31, 2013 or 2012.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had no Level 2 assets at August 31, 2013 and one Level 2 asset at August 31, 2012, its marketable securities. The Company’s principal markets for these securities are the secondary institutional markets and valuations are based on observable market data in those markets.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2013, 2012 and 2011

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at August 31, 2013 and 2012, the Tap Participation Fee liability, which is described in greater detail in Note 2 – Summary of Significant Accounting Policies and Note 7 – Long-Term Debt And Operating Lease.

The Company maintains policies and procedures to value instruments using the best and most relevant data available.

The Company’s non-financial assets measured at fair value on a non-recurring basis consist entirely of its investments in water and water systems and other long-lived assets. See Note 4 for impairment of water rights and land with the associated water rights held for sale.

Level 2 Asset – Marketable Securities Measured on a Recurring Basis. The Company’s marketable securities were the Company’s only financial assets measured on a recurring basis. The fair values of the marketable securities are based on the values reported by the financial institutions where the funds are held. These securities included only federally insured certificates of deposit.

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

The following table provides information on the assets and liabilities measured at fair value as of August 31, 2013:

Fair Value Measurement Using:
			Quoted Prices in		Significant	Total
			Active Markets for	Significant Other	Unobservable	Unrealized
			Identical Assets	Observable Inputs	Inputs	Gains and
	Fair Value	Cost / Other Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Tap Participation Fee	$59,807,289	$59,807,289	$—	$—	$59,807,289	$—

Although not required, the Company deems the following table, which presents the changes in the Tap Participation Fee for the year ended August 31, 2013, to be helpful to the users of its financial statements:

	Fair Value Measurement using Significant Unobservable Inputs (Level 3)
			Discount - to
		Tap	be imputed as
	Gross Estimated	Participation	interest
	Tap Participation	Fee Reported	expense in
	Fee Liability	Liability	future periods
Balance at August 31, 2012	$112,958,000	$68,269,100	$44,688,900
Total gains and losses (realized and unrealized):
Imputed interest recorded as “Other Expense”	—	3,275,400	(3,275,400)
Purchases, sales, issuances, payments, and settlements	(10,276,100)	(11,737,200)	1,461,100
Transfers in and/or out of Level 3	—	—	—
Balance at August 31, 2013	$102,681,900	$59,807,300	$42,874,600

The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value are discussed above. The methodologies for other financial assets and liabilities are discussed below.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2013, 2012 and 2011

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

Long-term Financial Liabilities: The Comprehensive Amendment Agreement No. 1 the “CAA” is comprised of a recorded balance and an off-balance sheet or “contingent” obligation associated with the Company’s acquisition of its “Rangeview Water Supply” (defined in Note 4 below). The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (defined in Note 4 below). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value. The CAA is described further in Note 5 – Participating Interests in Export Water.

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

HP A&M Receivable: In conjunction with HP A&M defaulting on certain promissory notes, the Company has the right to collect from HP A&M any amounts the Company spends to cure the defaulted notes. Accordingly the Company has recorded the entire amount of the HP A&M notes as a receivable from HP A&M. Due to the fact that HP A&M is a related party the fair value of the accounts receivable is not practical to determine.

Mortgages Payable: During fiscal 2013, the Company began acquiring the defaulted and non-defaulted promissory notes that are payable by HP A&M. The majority of the notes issued by the Company have a five-year term, bear interest at an annual rate of five percent (5%) and require semi-annual payments with a straight-line amortization schedule. The carrying value of the notes payable approximate the fair value as the rates are comparable to market rates.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2013, 2012 and 2011

NOTE 4 – WATER ASSETS

The Company’s water and water systems consist of the following approximate costs and accumulated depreciation and depletion as of August 31:

	August 31, 2013		August 31, 2012
		Accumulated		Accumulated
		Depreciation		Depreciation
	Costs	and Depletion	Costs	and Depletion
Arkansas River assets	$69,112,300	$(1,487,700)	$69,112,300	$(1,315,900)
Rangeview water supply	14,667,000	(7,700)	14,376,100	(7,100)
Sky Ranch water rights and other costs	3,915,100	(79,800)	3,924,100	(50,800)
Fairgrounds water and water system	2,899,900	(622,600)	2,899,900	(534,500)
Rangeview water system	167,700	(72,800)	167,700	(67,600)
Water supply – other	43,200	(22,400)	25,600	(19,400)
Totals	90,805,200	(2,293,000)	90,505,700	(1,995,300)
Net investments in water and water systems	$88,512,200		$88,510,400

Depletion and Depreciation

The Company recorded $500 of depletion charges during each of the three fiscal years ended August 31, 2013, 2012 and 2011, respectively. This related entirely to the Rangeview Water Supply (defined below). No depletion is taken against the Arkansas River water or Sky Ranch Water Supply (all are defined below) because the water located at these locations is not yet being utilized for their intended purpose as of August 31, 2013.

The Company recorded $311,300, $309,200 and $300,800 of depreciation expense in each of the fiscal years ended August 31, 2013, 2012 and 2011, respectively. These figures include depreciation for other equipment not included in the table above.

Arkansas River Assets

Arkansas River Water – The Company owns 60,000 acre feet of senior water rights in the Arkansas River and its tributaries in Southeastern Colorado. The Company anticipates that of this, 40,000 acre feet may be available for non-agricultural uses along the front range of Colorado sometime in the future. The Company acquired its Arkansas River assets from HP A&M pursuant to the Arkansas River Agreement entered into on May 10, 2006.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2013, 2012 and 2011

Fort Lyon Canal Company (“FLCC”) Shares – The Arkansas River water rights are represented by 21,782 shares of the FLCC, which is a non-profit mutual ditch company established in the late 1800’s that operates and maintains the 110 mile Fort Lyon Canal between La Junta, Colorado and Lamar, Colorado. The shares in the FLCC represent the amount of water the Company owns in the Fort Lyon Canal.

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

Arkansas River Land – The Company owns approximately 16,700 acres of real property which is being used for agricultural purposes and was acquired from HP A&M in 2006 in connection with the water acquisition described above. The land is located in the counties of Bent, Otero and Prowers in southern Colorado. The Company also owns certain contract rights, tangible personal property, mineral rights, and other water interests related to the Arkansas River water and land.

The land owned by the Company is divided into 80 separate properties, each of which is being leased to area farmers. Most of the operating leases expire on December 31, 2014, while the remaining leases have a variety of expiration dates. Pursuant to a property management agreement between HP A&M and the Company (the “Property Management Agreement”), HP A&M had the right to pursue leasing of the land and Arkansas River water to interested parties with all lease income associated with leasing the land and Arkansas River water, together with all costs associated with these activities, being the sole opportunity and obligation of HP A&M. The Property Management Agreement’s initial term expired on August 31, 2011 and beginning September 1, 2011, the Property Management Agreement entered into the “Extended Term” which could extend the Property Management Agreement until September 2014 at the latest. During the Extended Term, HP A&M was to continue to manage the leases and receive all lease payments from the lessees as a management fee. Beginning September 1, 2011, until the Property Management Agreement was terminated the Company allocated 26.9% (calculated pursuant to the Property Management Agreement based on consideration paid to HP A&M since the signing of the Arkansas River Agreement) of the net revenues paid to HP A&M (which is the lease payments HP A&M retains less expenses for employees, reasonable overhead and actual expenses paid to manage the farm leases) against the Tap Participation Fee liability. Because the Company did not have the risk of loss associated with the leases (HP A&M’s management fee was equal to all lease income and contractually HP A&M had the risk of loss on the leases), the lease income and management fees are reflected on a net basis throughout the initial and Extended Terms of the Property Management Agreement until termination on August 3, 2012.

The Property Management Agreement was terminated on August 3, 2012 due to defaults by HP A&M on certain promissory notes secured by deeds of trust on the Company’s land and water. On July 23, 2012, the Company notified all the farm lessees that HP A&M had notified the Company that HP A&M intended to default on its obligations under the promissory notes issued by HP A&M to purchase farms and water rights in the Fort Lyon Canal system. The lessees were informed that all lease payments would be billed directly by and paid directly to the Company from the date of the notice forward. All other terms of the leases remained unchanged. Under the farm lease agreements, the farmers are billed twice a year in November and March. The Company received lease income from farm leases of approximately $1,241,900 and $71,100 (recorded as revenue for fiscal 2013 and other income for fiscal 2012) for the fiscal years ended August 31, 2013 and 2012, respectively. The allocation of 26.9% of the net revenues against the Tap Participation Fee, the termination of the Property Management and the defaults by HP A&M are described in greater detail in Note 7 – Long-Term Debt and Operating Lease.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2013, 2012 and 2011

Land and Water Shares Held for Sale

During fiscal year end 2012, management decided to sell certain farms in order to have the cash flow sufficient to acquire the notes defaulted upon by HP A&M and to meet the future obligations on the promissory notes the Company intends to issue as consideration to purchase the notes owed by HP A&M. Management is anticipating selling approximately 1,603 acres of land along with 3,397 FLCC shares associated with this land. The net book value of the assets held for sale prior to being impaired at August 31, 2012 was $12.2 million. The negotiated sale price for these assets is $5.7 million which resulted in a loss of $6.5 million, which was expensed in fiscal 2012.

Rangeview Water Supply and Water System

The “Rangeview Water Supply” consists of 25,050 acre feet and is a combination of tributary surface water and groundwater rights along with certain storage rights associated with the Lowry Range, a 27,000-acre property owned by the Land Board located 16 miles southeast of Denver, Colorado. The $14.7 million on the Company’s balance sheet as of August 31, 2013, represents the costs of assets acquired or facilities constructed to extend water service to customers located on and off the Lowry Range. The recorded costs of the Rangeview Water Supply include payments to the sellers of the Rangeview Water Supply, design and construction costs and certain direct costs related to improvements to the asset including legal and engineering fees.

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

Services on the Lowry Range – Pursuant to the Rangeview Water Agreements, the Company designs, finances, constructs, operates and maintains the District’s water and wastewater systems to provide service to the District’s customers on the Lowry Range. The Company will operate both the water and the wastewater systems during the contract period and the District owns both systems. After 2081, ownership of the water system will revert to the Land Board, with the District retaining ownership of the wastewater system.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2013, 2012 and 2011

Export Water – The Company owns the Export Water and uses and intends to use it to provide water and wastewater services to customers off the Lowry Range. The Company will own all facilities required to extend water and wastewater services using its Export Water. The Company anticipates contracting with third parties for the construction of these facilities. If the Company sells Export Water, the Company is required to pay royalties to the Land Board ranging from 10% of gross revenues to 50% of net revenue after deducting certain costs.

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

Sky Ranch

In 2010 the Company purchased approximately 931 acres of undeveloped land known as Sky Ranch. The property includes the rights to 820 acre feet of water.

Total consideration for the land and water included the $7.0 million purchase price, plus direct costs and fees of $554,100. The Company allocated the total acquisition cost to the land and water rights based on estimates of each asset’s respective fair value.

At August 31, 2013 Sky Ranch Metropolitan District #5 owed The Company approximately $57,300 for various costs associated with establishing and operating the district. The Company anticipates these costs will be recovered through property tax assessments.

O&G Lease – On March 10, 2011, the Company entered into the O&G Lease and the Surface Use Agreement with Anadarko. Pursuant to the O&G Lease, the Company received an up-front payment of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate owned by the Company at its Sky Ranch property. The Company also received $9,000 in surface use and damage payments.

Paradise Water Supply

In 1987, the Company acquired water, water wells, and related assets from Paradise Oil, Water and Land Development, Inc., which constitute the “Paradise Water Supply.” Every six years the Paradise Water Supply is subject to a finding of reasonable diligence review by the water court and the State Engineer. For a favorable finding, the Company must demonstrate that it is diligently pursuing the development of the water rights. If the Company does not receive a favorable finding of reasonable diligence, it will lose its right to the Paradise Water Supply. The most recent diligence review was started in our fiscal 2005 and was completed in 2008, but not without objectors and not without the Company having to agree to certain stipulations to remove the objections. In order to continue to maintain the Paradise water right, by 2014 the Company must (i) select an alternative reservoir site; (ii) file an application in water court to change the place of storage; (iii) identify specific end users and places of use for the water; and (iv) identify specific source(s) of the water rights for use. Management does not intend to spend the resources needed to find an alternative reservoir site without a specific use for the water. The Company has been unable to find potential customers for this water and cannot be certain that a customer will commit to use the water within the next two years. Since the Company does not have a customer that will commit to use the water and the Company will not commit the resources necessary to move the reservoir site in the absence of a customer, the Company expects to lose these conditional water rights. Accordingly during the fourth quarter of fiscal 2012, the Company determined the Paradise Water Supply was fully impaired and an impairment charge of $5.5 million was recorded. The Company is currently in the process of disposing of the Paradise Water Supply.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2013, 2012 and 2011

NOTE 5 – PARTICIPATING INTERESTS IN EXPORT WATER

The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990’s. The acquisition was consummated with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of $11.1 million, which represented the cash the Company received from the participating interest holders that was used to purchase the Company’s Export Water (described in greater detail in Note 4 – Water Assets to the 2013 Annual Report). The Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders in return for their initial $11.1 million investments. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability was not reflected on the Company’s balance sheet because the obligation to pay this is contingent on the sale of Export Water, the amounts and timing of which are not reasonably determinable.

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

From time to time the Company repurchased various portions of the CAA obligations in priority. The Company did not make any CAA acquisitions during the fiscal years ended August 31, 2013 and 2012. As a result of the acquisitions, and due to the sale of Export Water, as detailed in the table below, the remaining potential third party obligation at August 31, 2013, is $3.4 million:

	Export Water	Initial Export	Total Potential	Paticipating
	Proceeds	Water Proceeds	Third party	Interests
	Received	to Pure Cycle	Obligation	Liability	Contingency
Original balances	$—	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2012:
Acquisitions	—	28,077,500	(28,077,500)	(9,790,000)	(18,287,500)
Option payments - Sky Ranch and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees *	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	111,300	(77,900)	(33,400)	(12,100)	(21,300)
Balance at August 31, 2012	754,700	27,802,700	3,468,800	1,208,900	2,259,900
Fiscal 2013 activity:
Export Water sale payments	158,000	(110,600)	(47,400)	(16,000)	(31,400)
Balance at August 31, 2013	$912,700	$27,692,100	$3,421,400	$1,192,900	$2,228,500

 * The Arapahoe County tap fees are less $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first three payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive $5.1 million of the first priority payout (the remaining entire first priority payout totals $7.3 million as of August 31, 2013).

NOTE 6 – ACCRUED LIABILITIES

At August 31, 2013, the Company had accrued liabilities of $264,700, of which $156,200 was for estimated property taxes on the Sky Ranch property, $56,700 was for professional fees, $30,300 for prepaid farm lease payments and the remaining $21,500 was related to operating payables.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2013, 2012 and 2011

At August 31, 2012, the Company had accrued liabilities of $172,600, of which $60,500 was for estimated property taxes on the Sky Ranch property, $56,800 was for professional fees, $33,500 for prepaid farm lease payments and the remaining $21,800 was related to operating payables.

NOTE 7 – LONG-TERM DEBT AND OPERATING LEASE

As of August 31, 2013, the Company is subject to mortgages with contractual maturity dates as described below.

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

Tap Participation Fee Payable to HP A&M

The $59.8 million Tap Participation Fee liability at August 31, 2013, represents the estimated discounted fair value of the Company’s obligation to pay HP A&M 20% of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 17,194 water taps sold by the Company.

Initially the obligation was to pay 10% of the Company’s gross proceeds, or the equivalent thereof, from the sale of 40,000 water taps sold after the date of the Arkansas River Agreement. The 40,000 water taps were reduced to 17,194 water taps as a result of (i) sales of Arkansas River Valley land in 2006 and 2009, (ii) the sale of unutilized water rights owned by the Company in the Arkansas River Valley in 2007, (iii) the election made by HP A&M, effective September 1, 2011, pursuant to the Arkansas River Agreement, to increase the Tap Participation Fee percentage from 10% to 20%, and to take a corresponding 50% reduction in the number of taps subject to the Tap Participation Fee, (iv) the allocation of 26.9% of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expenses for managing the leases and a reasonable overhead allocation) received by HP A&M from management of the farm leasing operations from September 1, 2011 to August 3, 3012 prior to termination of the Property Management Agreement, and (v) the reduction of 2,233 taps as the result of foreclosures on certain farms pursuant to the remedies outlined in the Arkansas River Agreement.

The fair value of the TPF liability is an estimate prepared by management of the Company. The fair value of the liability is based on discounted estimated cash flows subject to the TPF calculated by projecting future annual water tap sales for the number of taps subject to the TPF at the date of valuation. Future cash flows from water tap sales are estimated by utilizing the following historical information, where available:

●
New homes constructed in the area known as the 11-county “Front Range” of Colorado from the 1980’s through the valuation date. The Company utilized data for this length of time to provide development information over many economic cycles because the Company anticipates development in its targeted service area to encompass many economic cycles over the development period.

●
New home construction patterns for large master planned housing developments along the Front Range. The Company utilized this information because these developments are deemed comparable to projects anticipated to be constructed in the Company’s targeted service area (i.e. these master planned communities were located in predominately undeveloped areas on the outskirts of the Front Range).

●
Population growth rates for Colorado and the Front Range. Population growth rates were utilized to predict anticipated growth along the Front Range, which was used to predict an estimated number of new homes necessary to house the increased population.

●	The Consumer Price Index since the 1980’s, which was utilized to project estimated future water tap fees.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2013, 2012 and 2011

Utilizing this historical information, the Company projected an estimated new home development pattern in its targeted service area sufficient to cover the sale of the water taps subject to the Tap Participation Fee at the date of the revaluation, August 31, 2013. The Company revaluated the TPF payable as of August 31, 2013 due to the reduction of taps subject to the TPF related to remedies under the Arkansas River Agreement. The estimated proceeds generated from the sale of those water taps resulted in estimated payments to HP A&M over the life of the projected development period of $102.7 million, which is a decrease of $17.9 million from the previous valuation completed in fiscal 2012 ($120.6 million). The estimated payments to HP A&M are then discounted to the current valuation date and the difference between the amount reflected on the Company’s balance sheet at the valuation date and the total estimated payments is imputed as interest expense over the estimated development time using the effective interest method. The implied interest rate for the most recent valuation was 5.0%.

Actual new home development in the Company’s service area and actual future tap fees inevitably will vary significantly from the Company’s estimates, which could have a material impact on the Company’s consolidated financial statements. An important component in the Company’s estimate of the value of the TPF, which is based on historical trends, is that the Company reasonably expects water tap fees to continue to increase in the coming years. Tap fees are market based and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees thus are partially indicative of the increasing value of the Company’s water assets. The Company continues to assess the value of the TPF liability and updates its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the TPF.

Payment of the TPF may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events. Pursuant to the default provisions of the Company’s agreement with HP A&M. The Company reduced the discounted present value of the TPF by $11.7 million during the fiscal year-end August 31, 2013. The Company recorded the decrease in the TPF payable as an equity transaction due to the related party nature of the original transaction. Through August 31, 2013 $26.1 million of interest has been imputed since the acquisition date, recorded using the effective interest method.

Promissory Notes Payable by HP A&M in default

Approximately 60 of the 80 properties the Company originally acquired from HP A&M are subject to outstanding promissory notes payable to third parties that are secured by deeds of trust on the Company’s properties and water rights, as well as mineral interests. HP A&M has now defaulted on all of the promissory notes and informed the Company that it does not intend to pay any of the amounts owed. HP A&M owed approximately $9.6 million of principal and accrued interest as of September 1, 2012. These promissory notes are secured by approximately 14,000 acres of land and 16,882 FLCC shares representing water rights owned by the Company.

On July 2, 2012, the Company formally notified HP A&M that its failure to pay the promissory notes constituted an Event of Default under the Seller Pledge Agreement (as defined below) and a default of a material covenant under the Arkansas River Agreement. The Company informed HP A&M that unless such defaults were cured within thirty days, the Property Management Agreement would be terminated and the Company would proceed to exercise certain rights and remedies under the Arkansas River Agreement, the Seller Pledge Agreement, and the Property Management Agreement to protect its assets. The Company’s remedies at law and under the Arkansas River Agreement and related agreements include, but are not limited to, the right to (i) foreclose on 1,500,000 shares of Pure Cycle common stock issued to HP A&M and the proceeds therefrom (the “Pledged Shares”) which were pledged by HP A&M pursuant to a pledge agreement (the “Seller Pledge Agreement”) to secure the payment and performance by HP A&M of the promissory notes described above; (ii) reduce the Tap Participation Fee; (iii) terminate the Property Management Agreement; and (iv) recover damages caused by the defaults, including certain costs and expenses, including attorneys’ fees.

On August 3, 2012, the Company formally terminated the Property Management Agreement. On September 27, 2012, the Pledged Shares were sold at auction in a foreclosure sale for $2.35 per share, yielding approximately $3.42 million of proceeds to the Company (net of fees of $110,000). Pursuant to the Arkansas River Agreement, the Company is reducing the Tap Participation Fee and is entitled to recover damages caused by the defaults, including certain costs and expenses, including attorney fees. The Company is currently pursuing its remedies and will continue to pursue such remedies over the next 12 months.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2013, 2012 and 2011

To protect its land and water interests, during the fiscal ended August 31, 2013, the Company purchased approximately $7.0 million of the $9.6 million notes payable by HP A&M and is negotiating the purchase of the remaining $2.6 million with the holders. HP A&M continues to be liable for making the required payments on the notes, and the Company is pursuing remedies to recover the costs and expenses, including attorneys’ fees, incurred by the Company in protecting the rights and title to the land and water rights securing the notes payable by HP A&M, including the costs incurred in purchasing the notes defaulted on by HP A&M. The amount owed on the outstanding notes was approximately $7.9 million, including accrued interest of $122,000, and $9.6 million at August 31, 2013 and August 31, 2012, respectively.

During fiscal year 2013 four of the farms and one FLLC certificate representing water rights only went through foreclosure proceedings due to the defaults by HP A&M. The Company’s agreement with HP A&M provides for a reduction of the number of water taps subject to the TPF payable to HP A&M. The Company reduced the number of taps by 2,233 taps and the discounted present value of the Tap Participation Fee by a total of approximately $11.7 million as a result of the foreclosures. As of August 31, 2013 there were 17,194 taps subject to the Tap Participation Fee. Subsequent to the Company’s fiscal year end, an additional three farms and one FLCC certificate representing water rights only, collectively including 1,832 FLCC shares, were foreclosed resulting in a reduction of the number of taps subject to the TPF by an additional 3,364 taps (approximately $11.9 million of the TPF), leaving 13,830 taps subject to the Tap Participation Fee.

Future Maturities

Mortgage notes held and defaulted on by HP A&M	$2,526,900

Mortgage notes, interest at 5%, due various dates in 2017	5,231,100
Total	7,758,000
Less: current portion	(4,546,900)
Total long-term mortgage payable	$3,211,100

Future Maturities
2014	$4,546,900
(including $2,526,900 of HP A&M defaulted notes to third parties)
2015	844,500
2016	887,300
2017	932,200
2018	534,500
2019	12,600
Total	$7,758,000

Operating Lease

Effective January 2013, the Company entered into an operating lease for 1,200 square feet of office space. The lease has a two year term with payments of approximately $1,530 per month.

NOTE 8 – SHAREHOLDERS’ EQUITY

Sale of common stock and a common stock upon conversion of Convertible Note – Related Party

The Company issued a $5.2 million convertible note on September 28, 2010. The Company’s shareholders authorized conversion of the convertible note at the January 11, 2011 annual shareholders’ meeting. Following the meeting, the note was converted into 1,982,099 unregistered shares of its common stock. From issuance until conversion, the convertible note accrued interest at rate of 10% per annum. During the fiscal year ended August 31, 2011, the Company accrued $151,700 of interest on the Convertible Note – Related Party.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2013, 2012 and 2011

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

Equity Compensation Plan

The Company maintains the 2004 Incentive Plan (the “Equity Plan”), which was approved by shareholders in April 2004. Executives, eligible employees and non-employee directors are eligible to receive options and restricted stock grants pursuant to the Equity Plan. Under the Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices and vesting periods determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. At August 31, 2013, the Company had 1,218,311 shares that can be granted to eligible participants pursuant to the Equity Plan.

The Company estimates the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”). Using the Black-Scholes model, the value of the portion of the award that is ultimately expected to vest is recognized as a period expense over the requisite service period in the statement of operations. Option forfeitures are to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company does not expect any forfeiture of its option grants and therefore the compensation expense has not been reduced for estimated forfeitures. During fiscal year 2012, 29,500 options were forfeited by option holders and an additional 48,000 options expired. No options were forfeited during the fiscal years ended August 31, 2013 and 2011. The Company attributes the value of share-based compensation to expense using the straight-line single option method for all options granted.

The Company’s determination of the estimated fair value of share-based payment awards on the date of grant is affected by the following variables and assumptions:

●	The grant date exercise price – is the closing market price of the Company’s common stock on the date of grant;

●	Estimated option lives – based on historical experience with existing option holders;

●	Estimated dividend rates – based on historical and anticipated dividends over the life of the option;

●	Life of the option –based on historical experience option grants have lives between 8 and 10 years;

●	Risk-free interest rates – with maturities that approximate the expected life of the options granted;

●
Calculated stock price volatility – calculated over the expected life of the options granted, which is calculated based on the weekly closing price of the Company’s common stock over a period equal to the expected life of the option; and

●	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

In August 2013, the Company granted management options to purchase 100,000 shares of the Company’s common stock pursuant to the Equity Plan. The options vest one-third one year from the date of grant, one-third two years from the date of grant, and one-third three years from date of grant. The options expire ten years from the date of grant. The Company calculated the fair value of these options at $427,100 using the Black-Scholes model with the following variables: weighted average exercise price of $5.88 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of ten years; estimated dividend rate of 0%; weighted average risk-free interest rate of 2.71%; weighted average stock price volatility 63.6%; and an estimated forfeiture rate of 0%. The $427,100 of stock-based compensation is being expensed monthly over the vesting periods.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2013, 2012 and 2011

In January 2013, the Company granted its non-employee directors options to purchase a combined 32,500 shares of the Company’s common stock pursuant to the Equity Plan. The options vest one year from the date of grant and expire ten years from the date of grant. The Company calculated the fair value of these options at $76,800 using the Black-Scholes model with the following variables: weighted average exercise price of $3.15 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of ten years; estimated dividend rate of 0%; weighted average risk-free interest rate of 1.84%; weighted average stock price volatility 69.2%; and an estimated forfeiture rate of 0%. The $76,800 of stock-based compensation is being expensed monthly over the vesting periods.

In January 2012, the Company granted its non-employee directors options to purchase a combined 12,500 shares of the Company’s common stock pursuant to the Equity Plan.  The options vest one year from the date of grant and expire ten years from the date of grant.  The Company calculated the fair value of these options at $15,400 using the Black-Scholes model with the following variables: weighted average exercise price of $1.85 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of ten years; estimated dividend rate of 0%; weighted average risk-free interest rate of 1.87%; weighted average stock price volatility 73.29%; and an estimated forfeiture rate of 0%. The $15,400 of stock-based compensation is being expensed monthly over the vesting periods.

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

No options were exercised during the fiscal years ended August 31, 2013, 2012, or 2011.

The following table summarizes the stock option activity for the Equity Plan for the fiscal year ended August 31, 2013:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Oustanding at beginning of period	215,000	$5.88
Granted	132,500	$5.21
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at August 31, 2013	347,500	$5.62	$6.98	$145,559

Options exercisable at August 31, 2013	215,000	$5.90	$4.89	$121,265

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2013, 2012 and 2011

The following table summarizes the activity and value of non-vested options as of and for the fiscal year ended August 31, 2013:

	Number of Options	Weighted- Average Grant Date Fair Value
Non-vested options oustanding at beginning of period	22,500	$1.72
Granted	132,500	3.80
Vested	(22,500)	1.72
Forfeited	—	—
Non-vested options outstanding at August 31, 2013	132,500	$3.80

All non-vested options are expected to vest. The total fair value of options vested during the fiscal years ended August 31, 2013, 2012 and 2011 was $48,700, $66,000 and $74,700, respectively. The weighted average grant date fair value of options granted during the fiscal years ended August 31, 2013, 2012 and 2011 was $3.80, $1.23 and $3.11, respectively.

Share-based compensation expense for the fiscal years ended August 31, 2013, 2012 and 2011, was $66,800, $54,600 and $94,600, respectively.

At August 31, 2013, the Company had unrecognized expenses relating to non-vested options that are expected to vest totaling $453,700. The weighted-average period over which these options are expected to vest is less than three years. The Company has not recorded any excess tax benefits to additional paid in capital.

Warrants

As of August 31, 2013, the Company had outstanding warrants to purchase 92 shares of common stock at an exercise price of $1.80 per share. These warrants expire six months from the earlier of:

(i)	The date all of the Export Water is sold or otherwise disposed of,

(ii)	The date the CAA is terminated with respect to the original holder of the warrant, or

(iii)	The date on which the Company makes the final payment pursuant to Section 2.1(r) of the CAA.

No warrants were exercised during fiscal 2013, 2012 or 2011.

Pledged Common Stock Owned by HP A&M

Pursuant to the Arkansas River Agreement, HP A&M pledged, transferred, assigned and granted to the Company a security interest in and to the Pledged Shares, consisting of 1,500,000 shares of Pure Cycle common stock and the proceeds there from.  Due to the HP A&M default the Pledged Shares were sold pursuant to a foreclosure sale for $3.5 million or $2.35 per share.

NOTE 9 – SIGNIFICANT CUSTOMER

The Company sells wholesale water and wastewater services to the District pursuant to the Rangeview Water Agreements. Sales to the District accounted for 34%, 86%, and 91% of the Company’s total revenues for the years ended August 31, 2013, 2012 and 2011, respectively. The District had one significant customer, the Ridgeview Youth Services Center. Pursuant to the Rangeview Water Agreements the Company is providing water and wastewater services to this customer on behalf of the District. The District’s significant customer accounted for 28%, 53% and 60% of the Company’s total revenues for the years ended August 31, 2013, 2012 and 2011, respectively.

Revenues from another customer represented approximately 59% of the Company’s water and wastewater revenues for the fiscal year ended August 31, 2013. The Company had no revenues from the other customer for the fiscal years ended August 31, 2012 or 2011.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2013, 2012 and 2011

The Company had accounts receivable from the District which accounted for 20% and 16% of the Company’s trade receivables balances at August 31, 2013 and 2012, respectively. Accounts receivable from the District’s largest customer accounted for 17% and 13% of the Company’s trade receivables as of August 31, 2013, and 2012, respectively.

NOTE 10 – INCOME TAXES

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

	For the Fiscal Years Ended August 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$6,080,000	$5,948,300
Imputed interest on Tap Participation Fee	10,074,200	8,852,500
Deferred revenue	494,600	560,700
Impairment charges	—	2,408,800
Depreciation and depletion	4,899,800	2,425,700
Other	43,600	45,000
Valuation allowance	(21,592,200)	(20,241,000)
Net deferred tax asset	$—	$—

The Company has recorded a valuation allowance against the deferred tax assets as the Company is unable to reasonably determine if it is more likely than not that deferred tax assets will ultimately be realized.

Income taxes computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following for the fiscal years ended August 31:

	For the Fiscal Years Ended August 31,
	2013	2012	2011
Expected benefit from federal taxes at statutory rate of 34%	$(1,411,200)	$(5,922,300)	$(2,045,500)
State taxes, net of federal benefit	(137,000)	(574,800)	(198,500)
Expiration of net operating losses	147,400	90,000	121,000
Permanent and other differences	27,400	25,800	37,800
Change in valuation allowance	1,373,400	6,381,300	2,085,200
Total income tax expense / benefit	$—	$—	$—

At August 31, 2013, the Company has $16.3 million of net operating loss carryforwards available for income tax purposes, which expire between fiscal 2014 and 2028. Utilization of these net operating loss carryforwards may be subject to substantial annual ownership change limitations provided by the Internal Revenue Code. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Net operating loss carryforwards of $395,200, $241,200 and $324,500 expired during the fiscal years ended August 31, 2013, 2012 and 2011, respectively.

NOTE 11 – 401(k) PLAN

Effective July 25, 2006, the Company adopted the Pure Cycle Corporation 401(k) Profit Sharing Plan (the “Plan”), a defined contribution retirement plan for the benefit of its employees. The Plan is currently a salary deferral only plan, and at this time the Company does not match employee contributions. The Company pays the annual administrative fees of the Plan, and the Plan participants pay the investment fees. The Plan is open to all employees, age 21 or older, who have been employees of the Company for at least six months. During the fiscal years ended August 31, 2013, 2012 and 2011, the Company paid fees of $3,300, $3,400 and $2,600, respectively, for the administration of the Plan.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2013, 2012 and 2011

NOTE 12 – LITIGATION LOSS CONTINGENCIES

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

On December 19, 2011, the Company and the District filed a lawsuit against the State of Colorado by and through the Land Board. The complaint was filed with the District Court, City and County of Denver, State of Colorado. The Company and the District are claiming that the Land Board breached, and will breach, agreements entered into by the Land Board with the Company and the District in connection with a 1996 settlement agreement. Those agreements include (i) the Amended and Restated Water Lease, dated as of April 4, 1996, between the Land Board and the District (the “Lease”) and (ii) the Service Agreement of the same date between the Company and the District. As initially reported in a Current Report on Form 8-K filed on November 29, 2011, the Land Board issued a Request for Proposal that included a draft lease agreement related to oil and gas rights at the Land Board’s Lowry Range. The Company believes the draft lease agreement did not adequately address or protect the Company’s exclusive right to provide water to the Lowry Range. The Land Board subsequently entered into an oil and gas lease for the Lowry Range, which, like the draft lease, does not protect the Company’s exclusive rights. As a result of this breach, the Company and the District are claiming damages to be proven at trial.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2013, 2012 and 2011

During the fiscal year ended August 31, 2013, foreclosure proceedings were commenced against 38 of the properties acquired by the Company from HP A&M which are subject to promissory notes defaulted upon by HP A&M and secured by deeds of trust on the Company’s land and water rights. These properties represent approximately 40% of the Company’s FLLC shares and over 45% of the Company’s Arkansas River land. The proceedings were filed on various dates from January 9, 2013 through July 3, 2013, with the Public Trustees of Bent, Otero and Prowers Counties in Colorado and involve claims against HP A&M for its failure to pay the notes. Foreclosure proceedings in Colorado take at least nine months to conclude. Foreclosure sales were conducted on three of the Company’s farm properties on August 28, 2013, and on a fourth property on September 4, 2013, subsequent to fiscal year end.  The Company’s wholly owned subsidiary, PCY Holding, LLC (“PCY Holdings”), was the successful bidder in the foreclosure sales. Due to statutory protections afforded to the Company as the owner of the properties and the Company’s liquidity, the Company had anticipated concluding these foreclosure proceedings on terms which would not have a material adverse effect on its financial position, results of operations or cash flows. On September 16, 2013, HP A&M filed a complaint against PCY Holdings and the Public Trustee for the County of Bent, Colorado.  The lawsuit was filed in the District Court, County of Bent, Colorado.  HP A&M was seeking (i) a declaratory judgment that it is entitled to redeem the four properties from the foreclosure sales by paying the amount of the outstanding debt, plus fees, which is the amount PCY Holdings bid in the sales, and (ii) preliminary and permanent injunctions against the Public Trustee preventing the Public Trustee from issuing confirmation deeds for the foreclosure sales to PCY Holdings or anyone other than HP A&M. On November 20, 2013 the Complaint was dismissed with prejudice, and judgment was entered in favor of the Public Trustee and PCY Holdings. The District Court ruled that “High Plains’ Complaint and Motion are baseless, without statutory authority, and are an attempt to obstruct the proper function of the office of the Public Trustee of Bent County, and PCY Holdings relative to the foreclosures of the four Subject Farms”. Further the District Court ruled “that High Plains’ Motion and its claims in its Verified Complaint are frivolous and groundless, and awards the Public Trustee of Bent County and PCY Holdings their attorneys’ fees and costs incurred in connection with this matter.”

HP A&M has 49 days from the date of the judgment in which to file an appeal. If HP A&M appeals this judgment and wins on appeal, the Company could lose these properties, subject to its remedies under the Arkansas River Agreement. The Company intends to vigorously defend any appeal of this ruling.

NOTE 13 – SEGMENT REPORTING

The Company operates primarily in two lines of business: (i) the wholesale water and wastewater business; and (ii) the agricultural farming business. The Company provides wholesale water and wastewater services to customers using water rights owned by the Company and develops infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater. The Company’s agricultural business consists of the Company leasing its Arkansas River Valley land and water to area farmers under cash leases or in certain cases crop share leases. The following tables show information by operating segment for the fiscal year ended August 31, 2013:

Fiscal Year Ended August 31, 2013

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total

Revenues	$544,400	$1,241,900	$71,200	$1,857,500
Gross profit	248,600	1,145,600	70,000	1,464,200
Depletion and depreciation	311,300	—	—	311,300
Other significant noncash items:
Stock-based compensation	—	—	66,800	66,800
TPF interest expense	3,275,400	—	—	3,275,400
Segment assets	93,522,800	6,697,500	8,398,000	108,618,300
Expenditures for segment assets	—	—	—	—

As of August 31, 2012, the Company had only one operating segment.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 August 31, 2013, 2012 and 2011

NOTE 14 – SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

	For the Fiscal Years Ended August 31,
	2013	2012	2011
Reduction in Tap Participation Fee Liability resulting from remedies under the Arkansas River Agrement	$11,737,300	$—	$—
Mortgage payable and related party receivable recorded upon HP A&M default	—	9,550,200	—
Farm revenue allocated against the Tap Participation Fee liability and additional paid in capital thru August 3, 2012	—	189,700	—
Issuance of shares of restricted common stock upon conversion of the Convertible Note - Related Party	—	—	5,351,700
	$11,737,300	$9,739,900	$5,351,700

NOTE 15 – RELATED PARTY TRANSACTIONS

On December 16, 2009, the Company entered into a Participation Agreement with the District, whereby the Company agreed to provide funding to the District in connection with the District joining the South Metro Water Supply Authority (“SMWSA”). The Company provided funding of $139,500, $115,500, and $25,000 for the fiscal years ended August 31, 2013, 2012, and 2011, respectively. The funding was expensed in the general and administrative expenses line in the accompanying statements of operations for the years ended August 31, 2013, 2012, and 2011, respectively.

In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at August 31, 2013) and matures on December 31, 2013. The $556,000 balance of the note receivable at August 31, 2013 includes borrowings of $229,300 and accrued interest of $326,700. The $543,900 balance of the note receivable at August 31, 2012 includes borrowings of $229,300 and accrued interest of $314,600. The Company extended the due date to December 31, 2014, and accordingly the note has been classified as non-current.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to our fiscal year end an additional three farms and 1,832 FLCC shares have been obtained through the foreclosure proceedings resulting in a reduction of the number of taps subject to the TPF by 3,364 taps and a corresponding reduction to the TPF payable of $11.9 million.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreement with accountants on accounting and financial disclosures.

Item 9A – Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of August 31, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)           Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we determined that, as of August 31, 2013, our internal control over financial reporting was effective based on those criteria.

(c)                      Changes in Internal Controls

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – Other Information

None

PART III

Information concerning Items 10 through Items 14 will be contained in, and is incorporated herein by reference to, our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act for the 2013 Annual Meeting of Shareholders, which is expected to be filed on or about December 6, 2013.

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

10.19	Surface Use and Damage Agreement dated March 14, 2011, between Pure Cycle Corporation and Anadarko E&P Company, L.P. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 15, 2011.

21.1	Subsidiaries

23.1	Consent of GHP Horwath, P.C. *

31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Indicates management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION

By:	/s/ Mark W. Harding
Mark W. Harding, President and Chief Financial Officer
November 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark W. Harding	President, Chief Financial Officer and Director	November 27, 2013
Mark W. Harding	(Principal Executive Officer, Principal Financial and Accounting Officer)
/s/ Harrison H. Augur
Harrison H. Augur	Chairman, Director	November 27, 2013

/s/ Arthur G. Epker III
Arthur G. Epker III	Director	November 27, 2013

/s/ Richard L. Guido
Richard L. Guido	Director	November 27, 2013

/s/ Peter C. Howell
Peter C. Howell	Director	November 27, 2013

/s/ George M. Middlemas
George M. Middlemas	Director	November 27, 2013

- 55 -