Form 10-Q
period 2013-11-30
PURE CYCLE CORP
filed 2014-01-10
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 10, 2014:

Common stock, 1/3 of $.01 par value	24,037,598
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

INDEX TO NOVEMBER 30, 2013 FORM 10-Q

Page
PART I - FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements (unaudited)	3

Consolidated Balance Sheets:
November 30, 2013 and August 31, 2013 (audited)
3
Consolidated Statements of Comprehensive Income (Loss):
For the three months ended November 30, 2013 and 2012
4
Consolidated Statements of Cash Flows:
For the three months ended November 30, 2013 and 2012
5
Notes to Consolidated Financial Statements	6

Item 2 – Management's Discussion and Analysis of Financial Condition
and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	30

Item 4 – Controls and Procedures	30

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	31

Item 6 – Exhibits	32

Signature Page	33

PURE CYCLE CORPORATION

 CONSOLIDATED BALANCE SHEETS

ASSETS:	November 30, 2013	August 31, 2013
Current assets:	(unaudited)
Cash and cash equivalents	$1,480,993	$2,448,363
Trade accounts receivable	466,216	584,802
Receivable held in escrow	246,581	—
Sky Ranch receivable	55,496	57,303
Receivable from HP A&M	6,840,872	6,655,156
Prepaid expenses	126,295	154,345
Total current assets	9,216,453	9,899,969

Investments in water and water systems, net	88,944,311	88,512,249
Land - Sky Ranch	3,765,420	3,768,029
Land and water held for sale	5,748,630	5,748,630
Note receivable - related party:
Rangeview Metropolitan District, including accrued interest	558,985	555,983
Other assets	55,076	133,471
Total assets	$108,288,875	$108,618,331

LIABILITIES:
Current liabilities:
Accounts payable	$416,555	$167,775
Current portion of promissory notes payable	4,654,456	4,668,943
Accrued liabilities	250,853	264,740
Deferred revenues	141,475	65,384
Deferred oil and gas lease payment	128,728	235,483
Total current liabilities	5,592,067	5,402,325

Deferred revenues, less current portion	1,215,874	1,232,220
Promissory notes payable, less current portion	2,844,418	3,211,112
Participating Interests in Export Water Supply	1,191,226	1,192,910
Tap Participation Fee payable to HP A&M,
net of $32.6 million and $42.9 million discount, respectively	48,432,709	59,807,289
Total liabilities	59,276,294	70,845,856

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $.001 per share, 25 million shares authorized;
432,513 shares issued and outstanding
(liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized;
24,037,598 shares outstanding both periods presented	80,130	80,130
Additional paid-in capital	127,311,554	115,224,946
Accumulated deficit	(78,379,536)	(77,533,034)
Total shareholders' equity	49,012,581	37,772,475
Total liabilities and shareholders’ equity	$108,288,875	$108,618,331

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended:
	November 30, 2013	November 30, 2012
Revenues:
Metered water usage	$321,573	$46,618
Wastewater treatment fees	9,835	10,758
Farm operations	220,269	362,663
Special facility funding recognized	10,377	10,377
Water tap fees recognized	3,574	3,574
Other	12,875	4,429
Total revenues	578,503	438,419

Expenses:
Water service operations	(102,458)	(26,152)
Wastewater service operations	(10,450)	(3,329)
Farm operations	(20,669)	(19,013)
Depletion and depreciation	(33,040)	(22,147)
Other	(13,831)	(853)
Total cost of revenues	(180,448)	(71,494)
Gross margin	398,055	366,925

General and administrative expenses	(619,924)	(838,064)
Depreciation	(15,488)	(55,467)
Operating loss	(237,357)	(526,606)

Other income (expense):
Oil and gas lease income, net	106,755	103,620
Interest income	3,041	8,921
Other	2,396	1,996
Interest expense	(64,102)	(26,873)
Interest imputed on the Tap Participation Fee payable to HP A&M	(657,235)	(894,648)
Net loss	$(846,502)	$(1,333,590)
Unrealized income on marketable securities	—	2,428
Comprehensive loss	$(846,502)	$(1,331,162)
Net loss per common share – basic and diluted	$(0.04)	$(0.06)

Weighted average common shares outstanding – basic and diluted	24,037,598	24,037,598

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)

	Three Months Ended
	November 30, 2013	November 30, 2012
Cash flows from operating activities:
Net loss	$(846,502)	$(1,333,590)
Adjustments to reconcile net loss to net cash
used for operating activities:
Imputed interest on Tap Participation Fee payable to HP A&M	657,235	894,648
Depreciation, depletion and other non-cash items	48,528	77,795
Interest accrued on agriculture land promissory notes	64,102	29,296
Stock-based compensation expense	54,794	10,633
Interest added to receivable from Rangeview Metropolitan District	(3,002)	(2,999)
Interest added to construction proceeds receivable	—	(4,213)
Changes in operating assets and liabilities:
Trade accounts receivable	118,586	(176,723)
Receivables held in escrow	(246,581)	—
Sky Ranch receivable	1,807	—
Interest receivable and prepaid expenses	28,015	40,977
Receivable from HP A&M	(185,716)
Accounts payable and accrued liabilities	234,893	135,797
Deferred revenues	59,745	105,112
Deferred oil & gas lease	(106,755)	(103,620)
Net cash used by operating activities	(120,851)	(326,887)

Cash flows from investing activities:
Investments in water, water systems, and land	(397,302)	(108,205)
Sales and maturities of marketable securities	—	182,931
Purchase of property and equipment	(2,250)	—
Proceeds from sale of collateral stock	—	3,525,000
Net cash (used in) provided by investing activities	(399,552)	3,599,726

Cash flows from financing activities:
Arapahoe County construction proceeds	—	20,549
Payments to contingent liability holders	(1,684)	(813)
Payments made on promissory notes payable	(445,283)	(491,786)
Net cash (used in) by financing activities	(446,967)	(472,050)
Net change in cash and cash equivalents	(967,370)	2,800,789
Cash and cash equivalents – beginning of period	2,448,363	1,623,517
Cash and cash equivalents – end of period	$1,480,993	$4,424,306

SUPPLEMENTAL DISCLSOURES OF NON-CASH ACTIVITIES
Reduction in Tap Participation Fee Aliability resulting from remedies under
the Arkansas River Agreement	$12,031,814
Accrued interest and penalties related to receivable from HP A&M and
related promissory notes		$46,000

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The November 30, 2013 consolidated balance sheet, the consolidated statements of comprehensive income (loss) for the three months ended November 30, 2013 and 2012, respectively and the consolidated statements of cash flows for the three months ended November 30, 2013 and 2012, respectively, have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at November 30, 2013, and for all periods presented have been made appropriately.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2013 Annual Report on Form 10-K (the “2013 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on November 27, 2013. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full fiscal year. The August 31, 2013 balance sheet was derived from the Company’s audited financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a high quality financial institution in an account which at various times during the three months ended November 30, 2013, exceeded federally insured limits. At various times during the three months ended November 30, 2013, the Company’s main operating account exceeded federally insured limits.

Financial Instruments – Concentration of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents. The Company places its cash equivalents and investments with high quality financial institutions. The Company invests its cash primarily in certificates of deposits, money market instruments, and U.S. government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and Cash Equivalents – The Company’s cash and cash equivalents are reported using the values as reported by the financial institution where the funds are held. These securities primarily include balances in the Company’s operating and savings accounts. The carrying amount of cash and cash equivalents approximate fair value.

Accounts Receivable, Receivable Held in Escrow, and Accounts Payable – The carrying amounts of accounts receivable and accounts payable approximate fair value due to the relatively short period to maturity for these instruments.

Long-term Financial Liabilities – The Comprehensive Amendment Agreement No. 1 (the “CAA”) is comprised of a recorded balance and an off-balance sheet or “contingent” obligation associated with the Company’s acquisition of its “Rangeview Water Supply” (defined in Note 4 below). The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (defined in Note 4 below). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value. The CAA is described further in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water.

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

The recorded balance of the “Tap Participation Fee” liability (as described below) is its estimated fair value determined by projecting new home development in the Company’s targeted service area over an estimated development period.

Notes Receivable and Construction Proceeds Receivable – The carrying amounts of the Company’s notes receivable and construction proceeds receivable approximate fair value as they bear interest at rates which are comparable to current market rates.

Receivable from HP A&M – In conjunction with HP A&M defaulting on certain promissory notes, the Company has the right to collect from HP A&M any amounts the Company spends to cure the defaulted notes. Accordingly the Company has recorded the entire amount of the HP A&M notes as a receivable from HP A&M. Due to the fact that HP A&M is a related party the fair value of the accounts receivable is not practical to determine.

Mortgages Payable – During fiscal 2013, the Company began acquiring the defaulted and non-defaulted promissory notes that are payable by HP A&M. The majority of the notes issued by the Company have a five-year term, bear interest at an annual rate of five percent (5%) and require semi-annual payments with a straight-line amortization schedule. The carrying value of the notes payable approximate the fair value as the rates are comparable to market rates.

Off-Balance Sheet Instruments – The Company’s off-balance sheet instruments consist entirely of the contingent portion of the CAA. Because repayment of this portion of the CAA is contingent on the sale of Export Water, which is not reasonably estimable, the Company has determined that the contingent portion of the CAA does not have a determinable fair value. See further discussion in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests In Export Water.

Tap Participation Fee

This note should be read in conjunction with Note 4 – Long-Term Obligations and Operating Lease below.

Pursuant to the Asset Purchase Agreement (the “Arkansas River Agreement”) dated May 10, 2006, the Company is obligated to pay HP A&M a defined percentage of a defined number of water tap fees the Company receives after the date of the Arkansas River Agreement. A Tap Participation Fee (“TPF”) is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the three months ended November 30, 2013 or 2012.

The Company imputes interest expense on the unpaid TPF using the effective interest method over an estimated period which is utilized in the valuation of the liability. The Company imputed interest of $657,200 and $894,600 during the three months ended November 30, 2013 and 2012, respectively.

At November 30, 2013, there remain 13,830 water taps subject to the TPF.

Revenue Recognition

Tap and Construction Fees – In August 2005, the Company entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”). In fiscal 2006, the Company began recognizing water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2013 Annual Report) constructed to provide service to the County. The Company recognized $3,600 of water tap fee revenues during each of the three months ended November 30, 2013 and 2012, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the CAA as further described in Note 4 – Long-Term Obligations and Operating Lease below.

The Company recognized $10,400 of “Special Facilities” (defined in the 2013 Annual Report) funding as revenue during each of the three months ended November 30, 2013 and 2012, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 2 – Summary of Significant Accounting Policies to the 2013 Annual Report.

As of November 30, 2013 and August 31, 2013, the Company has deferred recognition of approximately $1,281,300 and $1,297,600, respectively of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

Farm Operations – The Company leases its Arkansas River water and land to area farmers who actively farm the properties. The Company records farm lease income ratably each month based on estimated annual lease income the Company anticipates collecting from its land and water leases. The Company recorded these amounts as receivables, less an estimated allowance for uncollectible accounts. The allowance as of November 30, 2013 and August 31, 2013, was determined by the Company’s specific review of all past due accounts. The Company has recorded allowances for doubtful accounts totaling $41,100 as of November 30, 2013 and August 31, 2013. As of November 30, 2013 and August 31, 2013 the Company has recorded deferred revenue of $76,100 and $122,000, respectively, on its farm income related to billings for future periods. The Company manages the farm lease business as a separate line of business from the wholesale water and wastewater business.

Royalty and other obligations – Revenues from the sale of Export Water are shown net of royalties payable to the Land Board. Revenues from the sale of water on the “Lowry Range” (described in Note 4 – Water Assets to the 2013 Annual Report) are shown net of the royalties to the Land Board and the amounts retained by the District.

Oil and Gas Lease Payments – As further described in Note 2 – Summary of Significant Accounting Policies to the 2013 Annual Report, on March 10, 2011, the Company entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”), a wholly owned subsidiary of Anadarko Petroleum Company. In December of 2012 the O&G Lease was purchased by a wholly owned subsidiary of ConocoPhillips Company. Pursuant to the O&G Lease, during the year ended August 31, 2011, the Company received up-front payments of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its “Sky Ranch” property (described in Note 4 – Water Assets to the 2012 Annual Report). The Company began recognizing the up-front payments as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. During the three months ended November 30, 2013 and 2012, the Company recognized $106,800 and $103,600, respectively, of income and royalty related to the up-front payments received pursuant to the O&G Lease.

As of November 30, 2013 and August 31, 2013, the Company has deferred recognition of $128,700 and $235,500, respectively of income related to the O&G Lease, which will be recognized into income ratably through February 2014.

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

The Company recognized $54,800 and $10,600 of share-based compensation expense during the three months ended November 30, 2013 and 2012, respectively.

Income taxes

The Company uses a "more-likely-than-not" threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits as of November 30, 2013.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2011 through fiscal 2013. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At November 30, 2013, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended November 30, 2013 and 2012.

Loss per Common Share

Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 347,600 and 215,100 common share equivalents were outstanding as of November 30, 2013 and 2012, respectively, and have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change. During the current period there were no new accounting pronouncements issued that will impact the Company’s financial reporting.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had none of these instruments at November 30, 2013 or August 31, 2013.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had no Level 2 assets or liabilities at November 30, 2013 or August 31, 2013.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at November 30, 2013 and August 31, 2013, the TPF liability, which is described in greater detail in Note 4 – Long-Term Obligations and Operating Lease below.

The Company maintains policies and procedures to value instruments using the best and most relevant data available.

The Company’s non-financial assets measured at fair value on a non-recurring basis consist entirely of its investments in water and water systems and other long-lived assets. See Note 3 – Investment in Water, Water Systems, Land and Improvements below.

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

Level 3 Liability – Tap Participation Fee. The Company’s TPF liability is the Company’s only financial liability measured on a non-recurring basis. As further described in Note 4 – Long-Term Obligations and Operating Lease, the TPF liability is valued by projecting new home development in the Company’s targeted service area over an estimated development period.

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of November 30, 2013:

			Fair Value Measurement Using:
		Cost / Other	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Unrealized
	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)	Gain
Tap Participation Fee liability	$48,432,700	$48,432,700	$-	$—	$48,432,700	$—

Although not required, the Company deems the following table, which presents the changes in the TPF for the three months ended November 30, 2013, to be helpful to the users of its consolidated financial statements:

	Fair Value Measurement using Significant Unobservable Inputs (Level 3)
	Gross Estimated Tap Participation Fee Liability	Tap Participation Fee Reported Liability	Discount - to be imputed as interest expense in future periods
Balance at August 31, 2013	$102,681,900	$59,807,300	$42,874,600
Total gains and losses (realized and unrealized):	—	—	—
Imputed interest recorded as "Other Expense"	—	657,200	(657,200)
Purchases, sales, issuances, payments, and settlements	(21,672,200)	(12,031,800)	(9,640,400)
Transfers in and/or out of Level 3	—	—	—
Balance at November 30, 2013	$81,009,700	$48,432,700	$32,577,000

NOTE 3 – INVESTMENTS IN WATER, WATER SYSTEMS, LAND AND IMPROVEMENTS

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 – Water Assets to the 2013 Annual Report. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three months ended November 30, 2013.

The Company’s water, water systems, land and improvements consist of the following costs and accumulated depreciation and depletion at November 30, 2013 and August 31, 2013:

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

	November 30, 2013		August 31, 2013
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Arkansas River Valley assets	$69,112,300	$(1,488,600)	$69,112,300	$(1,487,700)
Rangeview water supply	14,515,700	(7,800)	14,667,000	(7,700)
Sky Ranch water rights and other costs	3,929,300	(87,100)	3,915,100	(79,800)
Fairgrounds water and water system	2,899,900	(644,600)	2,899,900	(622,600)
Rangeview water system	167,700	(74,000)	167,700	(72,800)
Water supply – other	655,900	(34,400)	43,200	(22,400)
Totals	91,280,800	(2,336,500)	90,805,200	(2,293,000)
Net investments in water and water systems	$88,944,300		$88,512,200

Capitalized terms in this section not defined herein are defined in Note 4 – Water Assets to the 2013 Annual Report.

Depletion and Depreciation. The Company recorded $100 of depletion charges during each of the three month periods ended November 30, 2013 and 2012, respectively. This related entirely to the Rangeview Water Supply. No depletion is taken against the Arkansas River water or Sky Ranch Water Supply because the water located at these locations is not yet being utilized for its intended purpose as of November 30, 2013.

The Company recorded $48,500 and $77,600 of depreciation expense during the three months ended November 30, 2013 and 2012, respectively.

Land and Water Shares Held for Sale. During fiscal 2012, management decided to sell certain farms in order to have cash flows sufficient to acquire the notes defaulted upon by HP A&M and to meet the future obligations on the promissory notes the Company issued to purchase the defaulted notes owed by HP A&M. The Company has entered into agreements to sell 1,603 acres of land along with 3,397 FLCC shares associated with this land. The assets held for sale total $5.7 million, which is the lower of cost or fair value less cost to sell.

NOTE 4 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

The Participating Interests in Export Water Supply and the TPF payable to HP A&M are obligations of the Company that have no scheduled maturity dates. Therefore, these liabilities are not disclosed in tabular format, but they are described below.

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

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

In fiscal years 2007 and 2008, in order to reduce the long term impact of the CAA, the Company repurchased various portions of the CAA obligations in priority. The Company did not make any CAA acquisitions during the three months ended November 30, 2013 and 2012. As a result of the acquisitions, and due to the sale of Export Water, as detailed in the table below, the remaining potential third party obligation at November 30, 2013, is $3.4 million:

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third party Obligation	Paticipating Interests Liability	Contingency
Original balances	$—	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2012:
Acquisitions	—	28,077,500	(28,077,500)	(9,790,000)	(18,287,500)
Option payments - Sky Ranch
and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees *	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	269,300	(188,500)	(80,800)	(28,100)	(52,700)
Balance at August 31, 2013	912,700	27,692,100	3,421,400	1,192,900	2,228,500
Fiscal 2014 activity:
Export Water sale payments	16,100	(11,270)	(4,830)	(1,700)	(3,130)
Balance at November 30, 2013	$928,800	$27,680,830	$3,416,570	$1,191,200	$2,225,370

* The Arapahoe County tap fees are less $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first three payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive $5.0 million of the remaining first priority payout (the remaining entire first priority payout totals $7.1 million as of November 30, 2013).

Arkansas River Agreement Obligations

The Tap Participation Fee. The $48.4 million TPF liability at November 30, 2013, represents the estimated discounted fair value of the Company’s obligation to pay HP A&M 20% of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 13,830 water taps sold by the Company.

Initially the obligation was to pay 10% of the Company’s gross proceeds, or the equivalent thereof, from the sale of 40,000 water taps sold after the date of the Arkansas River Agreement. The 40,000 water taps were reduced to 13,830 water taps as a result of (i) sales of Arkansas River Valley land in 2006 and 2009, (ii) the sale of unutilized water rights owned by the Company in the Arkansas River Valley in 2007, (iii) the election made by HP A&M, effective September 1, 2011, pursuant to the Arkansas River Agreement, to increase the TPF percentage from 10% to 20%, and to take a corresponding 50% reduction in the number of taps subject to the TPF, (iv) the allocation of 26.9% of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expenses for managing the leases and a reasonable overhead allocation) received by HP A&M from management of the farm leasing operations from September 1, 2011 to August 3, 3012 prior to termination of the Property Management Agreement, and (v) the reduction of 5,597 taps as the result of foreclosures on certain farms pursuant to the remedies outlined in the Arkansas River Agreement (2,233 in fiscal 2013 and 3,364 in the three-month period ended November 30, 2013).

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

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

Utilizing this historical information, the Company projected an estimated new home development pattern in its targeted service area sufficient to cover the sale of the water taps subject to the TPF at the date of the revaluation, November 30, 2013. The Company revalued the TPF payable as of August 31, 2013 and November 30, 2013 due to the reduction of taps subject to the TPF as a result of the exercise of remedies under the Arkansas River Agreement. The estimated proceeds generated from the sale of those water taps resulted in estimated payments to HP A&M over the life of the projected development period of $81.0 million, which is a decrease of $21.7 million from the previous valuation completed at August 31, 2013 ($102.7 million). The estimated proceeds as of August 31, 2013 was estimated to be $102.7 million, a decrease of $17.9 million from the previous valuation in fiscal 2012. The estimated payments to HP A&M are then discounted to the current valuation date and the difference between the amount reflected on the Company’s balance sheet at the valuation date and the total estimated payments is imputed as interest expense over the estimated development time using the effective interest method. The implied interest rate for the most recent valuation was 5.7%.

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

Payment of the TPF may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events. Pursuant to the default provisions of the Company’s agreement with HP A&M, the Company reduced the discounted present value of the TPF by $11.7 million during the fiscal year-end August 31, 2013 and an additional $12 million during the three months ended November 30, 2013. The Company recorded the decrease in the TPF payable as an equity transaction due to the related party nature of the original transaction. Through November 30, 2013, $27.8 million of interest has been imputed since the acquisition date, recorded using the effective interest method.

During fiscal year 2013, four of the farms and one FLLC certificate representing water rights only went through foreclosure proceedings due to the defaults by HP A&M. The Company’s agreement with HP A&M provides for a reduction of the number of water taps subject to the TPF payable to HP A&M in the event the farms or water rights are subject to foreclosure proceedings or other risks of loss. During fiscal year 2013, the Company reduced the number of taps by 2,233 taps and the discounted present value of the Tap Participation Fee by a total of approximately $11.7 million as a result of the foreclosures. As of August 31, 2013, there were 17,194 taps subject to the Tap Participation Fee. During the three months ended November 30, 2013, an additional three farms and one FLCC certificate representing water rights only, collectively including 1,832 FLCC shares, were foreclosed resulting in a reduction of the number of taps subject to the TPF by an additional 3,364 taps (approximately $12.0 million of the TPF), leaving 13,830 taps subject to the Tap Participation Fee. Subsequent to November 30, 2013, an additional five farms including 682 FLCC shares, were foreclosed resulting in a reduction of the number of taps subject to the TPF by an additional 1,253 taps (approximately $4.4 million of the TPF), leaving 12, 577 taps subject to the TPF.

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

Promissory Notes Payable by HP A&M in Default. Approximately 60 of the 80 properties the Company originally acquired from HP A&M were subject to outstanding promissory notes payable to third parties that are secured by deeds of trust on the Company’s properties and water rights, as well as mineral interests. HP A&M has now defaulted on all of the promissory notes and informed the Company that it does not intend to pay any of the amounts owed. HP A&M owed approximately $9.6 million of principal and accrued interest as of September 1, 2012. These promissory notes are secured by approximately 14,000 acres of land and 16,882 FLCC shares representing water rights owned by the Company.

On July 2, 2012, the Company formally notified HP A&M that its failure to pay the promissory notes constituted an Event of Default under the Seller Pledge Agreement (as defined below) and a default of a material covenant under the Arkansas River Agreement. The Company informed HP A&M that unless such defaults were cured within thirty days, the Property Management Agreement would be terminated and the Company would proceed to exercise certain rights and remedies under the Arkansas River Agreement, the Seller Pledge Agreement, and the Property Management Agreement to protect its assets. The Company’s remedies at law and under the Arkansas River Agreement and related agreements include, but are not limited to, the right to (i) foreclose on 1,500,000 shares of Pure Cycle common stock issued to HP A&M and the proceeds therefrom (the “Pledged Shares”) which were pledged by HP A&M pursuant to a pledge agreement (the “Seller Pledge Agreement”) to secure the payment and performance by HP A&M of the promissory notes described above; (ii) reduce the TPF; (iii) terminate the Property Management Agreement; and (iv) recover damages caused by the defaults, including certain costs and expenses, including attorneys’ fees.

On August 3, 2012, the Company formally terminated the Property Management Agreement. On September 27, 2012, the Pledged Shares were sold at auction in a foreclosure sale for $2.35 per share, yielding approximately $3.42 million of proceeds to the Company (net of fees of $110,000). Pursuant to the Arkansas River Agreement, the Company is reducing the TPF and is entitled to recover damages caused by the defaults, including certain costs and expenses, including attorneys’ fees. The Company is currently pursuing its remedies and will continue to pursue such remedies over the next 12 months.

To protect its land and water interests, during the fiscal ended August 31, 2013, the Company purchased approximately $7.0 million of the $9.6 million notes payable by HP A&M and is negotiating the purchase of the remaining $2.6 million with the holders. HP A&M continues to be liable for making the required payments on the notes, and the Company is pursuing remedies to recover the costs and expenses, including attorneys’ fees, incurred by the Company in protecting the rights and title to the land and water rights securing the notes payable by HP A&M, including the costs incurred in purchasing the notes defaulted on by HP A&M. The amount owed on the outstanding notes was approximately $7.5 million, including accrued interest of $96,000 and approximately $7.9 million, including accrued interest of $122,000, at November 30, 2013 and August 31, 2013, respectively.

Operating Lease

Effective January 2013, the Company entered into an operating lease for 1,200 square feet of office space. The lease has a two year term with payments of $1,530 per month.

NOTE 5 – SHAREHOLDERS’ EQUITY

The Company maintains the 2004 Incentive Plan (the “Equity Plan”), which was approved by shareholders in April 2004. Executives, eligible employees, consultants and non-employee directors are eligible to receive options and stock grants pursuant to the Equity Plan. Pursuant to the Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. At November 30, 2013, the Company had 1,218,311 common shares remaining that can be granted to eligible participants pursuant to the Equity Plan. The equity plan expires in April 2014.

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

The following table summarizes the stock option activity for the Equity Plan for the three months ended November 30, 2013:

	Number of Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Appropriate Aggressive Instrinsic Value
Oustanding at August 31, 2013	347,500	$5.62
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at November 30, 2013	347,500	5.62	6.69	$715,050
Options exercisable at November 30, 2013	215,000	$5.90	4.56	$435,715

The following table summarizes the activity and value of non-vested options as of and for the three months ended November 30, 2013:

	Number of Options	Weighted- Average Grant Date Fair Value
Non-vested options oustanding at beginning of period	132,500	$3.80
Granted	—	—
Vested	—	—
Forfeited	—	—
Options not vested at November 30, 2013	132,500	$3.80

All non-vested options are expected to vest.

Stock-based compensation expense was $54,800 and $10,600 for the three months ended November 30, 2013 and 2012, respectively.

At November 30, 2013, the Company had unrecognized expenses relating to non-vested options that are expected to vest totaling $398,900 which have a weighted average life of less than three years. The Company has not recorded any excess tax benefits to additional paid-in capital.

NOTE 6 – RELATED PARTY TRANSACTIONS

On December 16, 2009, the Company entered into a Participation Agreement with District, whereby the Company agreed to provide funding to the District in connection with the District joining the South Metro Water Supply Authority (“SMWSA”). The Company provided $55,000 and $1,000 of funding to the District pursuant to the Participation Agreement during the three months ended November 30, 2013 and 2012, respectively. These amounts were expensed at the time of funding.

In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at November 30, 2013) and matured on December 31, 2013. The Company extended the maturity date of the loan to December 31, 2014. The $559,000 balance of the note receivable at November 30, 2013, includes borrowings of $229,300 and accrued interest of $329,700.

NOTE 7 – SIGNIFICANT CUSTOMERS

The Company sells wholesale water and wastewater services to the District pursuant to the Rangeview Water Agreements (defined in Note 4 – Water Assets to the 2013 Annual Report). Sales to the District accounted for 11% and 89% of the Company’s total water and wastewater revenues for the three months ended November 30, 2013 and 2012, respectively. The District has one significant customer. Pursuant to the Rangeview Water Agreements the Company is providing water and wastewater services to this customer on behalf of the District. The District’s significant customer accounted for 9% and 65% of the Company’s total water and wastewater revenues for the three months ended November 30, 2013 and 2012, respectively.

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

Revenues indirectly related to ConocoPhillips accounted for 87% and 7% of the Company’s water and wastewater revenues for the three months ended November 30, 2013 and 2012, respectively.

The Company had accounts receivable from the District which accounted for 13% and 14% of the Company’s trade receivables balances at November 30, 2013 and August 31, 2013, respectively. Accounts receivable from the District’s largest customer accounted for 10% and 12% of the Company’s trade receivables as of November 30, 2013 and August 31, 2013, respectively. Accounts receivable indirectly to ConocoPhillips accounted for 21% and 27% of the Company’s trade receivable balances at November 30, 2013 and August 31, 2013.

NOTE 8 – ACCRUED LIABILITIES

At November 30, 2013, the Company had accrued liabilities of $250,900, of which $191,200 was for estimated property taxes, $30,100 was for professional fees, $6,900 was for farm lease prepayments, and $22,700 related to operating payables.

At August 31, 2013, the Company had accrued liabilities of $264,700, of which $156,100 was for estimated property taxes, $56,700 was for professional fees, $30,300 was for farm lease prepayments, and the remaining $21,600 related to operating payables.

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

In December 2011, the Company and the District filed a lawsuit against the State of Colorado acting by and through the Land Board. The complaint was filed with the District Court, City and County of Denver, State of Colorado. The Company and the District are claiming that the Land Board breached, and will breach, agreements entered into by the Land Board with the Company and the District in connection with a 1996 settlement agreement. Those agreements include (i) the Amended and Restated Water Lease, dated as of April 4, 1996, between the Land Board and the District (the “Lease”) and (ii) the Service Agreement of the same date between the Company and the District. As initially reported in a Current Report on Form 8-K filed on November 29, 2011, the Land Board issued a Request for Proposal that included a draft lease agreement related to oil and gas rights at the Land Board’s Lowry Range. The Land Board subsequently entered into an oil and gas lease for the Lowry Range, which the Company believes does not protect the Company’s exclusive rights. As a result of this breach, the Company and the District are claiming damages to be proven at trial.

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

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

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

On January 3, 2014 HP A&M filed a notice of appeal of the judgment with the Colorado Court of Appeals. If HP A&M wins on appeal, the Company could lose these properties, subject to its remedies under the Arkansas River Agreement. The Company intends to vigorously defend any appeal of this ruling and to pursue the remedies against HP A&M for the defaults. Because the appellate process has just been initiated and the timing and outcome of the appeal is uncertain, the Company has determined that accruals for losses related to the appeal are not reasonably estimable or deemed reasonably likely at this time.

NOTE 10 – SEGMENT INFORMATION

The Company operates primarily in two lines of business: (i) the wholesale water and wastewater business; and (ii) the agricultural farming business. The Company provides wholesale water and wastewater services to customers using water rights owned by the Company and develops infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater. The Company’s agricultural business consists of the Company leasing its Arkansas River Valley land and water to area farmers under cash leases or in certain cases crop share leases. The following tables show information by operating segment for the three months ended November 30, 2013 and 2012:

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2013

for the three months ended November 30, 2013

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total
Revenues	$344,300	$220,300	$13,900	$578,500
Gross profit	217,600	199,600	13,900	431,100
Depletion and depreciation	48,500	—	—	48,500
Other significant noncash items:
Stock-based compensation	—	—	54,800	54,800
TPF interest expense	657,200	—	—	657,200
Segment assets	94,272,800	6,670,600	7,345,500	108,288,900
Expenditures for segment assets	397,300	—	—	397,300

for the three months ended November 30, 2012

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total
Revenues	$57,400	$362,700	$18,300	$438,400
Gross profit	4,900	343,700	18,300	366,900
Depletion and depreciation	77,600	—	—	77,600
Other significant noncash items:
Stock-based compensation	—	—	10,600	10,600
TPF interest expense	894,600	—	—	894,600
Segment assets	96,195,400	3,586,900	11,091,300	110,873,600
Expenditures for segment assets	108,200	—	—	108,200

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

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition and should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the financial statements and the notes thereto contained in our 2013 Annual Report on Form 10-K (the “2013 Annual Report”).

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

These land interests are described in the Arkansas River Water and Land and Sky Ranch sections of Note 4 - Water Assets to the 2013 Annual Report.

Results of Operations

Executive Summary

The results of our operations for the three months ended November 30, 2013 and 2012 are as follows:

Summary Table 1

	Three months ended:
	November 30, 2013	November 30, 2012	$ Change	% Change
Millions of gallons of water delivered	34.6	8.7	25.9	298%
Water revenues generated	$321,600	$46,600	$275,000	590%
Operating costs to deliver water	$102,500	$26,200	$76,300	291%
(excluding depreciation and depletion)
Water delivery gross margin %	68%	44%
Wastewater treatment revenues	$9,800	$10,800	$(1,000)	-9%
Operating costs to treat wastewater	$10,450	$3,300	$7,150	217%
Wastewater treatment gross margin %	-7%	69%
Tap and specialty facility revenues	$14,000	$14,000	$—	0%
Farm operations revenues	$220,300	$363,000	$(142,700)	-39%
Farm operating costs	$20,700	$19,000	$1,700	9%
Farm operations gross margin %	91%	95%
General and administrative expenses	$619,900	$838,100	$(218,200)	-26%
Net losses	$846,500	$1,333,600	$(487,100)	-37%

Water Usage Revenues

Our water service charges include a fixed monthly fee and a fee based on actual amounts of water used, which is based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established based on the average of three surrounding water providers.

Water deliveries increased 298% during the three months ended November 30, 2013, compared to the three months ended November 30, 2012. Water revenues increased 590% for the three months ended November 30, 2013, compared to the three months ended November 30, 2012. Both deliveries and sales increased primarily as a result of the addition of water sales to the oil and gas industry, which was used primarily to frack wells drilled into the Niabrara formation. Our revenue increased by a greater margin then our deliveries due to our ability to charge higher meter rates for fracking water then we typically receive from customers that have acquired taps. The following table details the sources of our sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for the three months ended November 30, 2013 and 2012.

Water Revenue Summary
	Three months ending November 30,
	2013			2012
Customer Type	Sales	kgal	Average per kgal	Sales	kgal	Average per kgal
On Site - Commercial	$26,900	4,977.4	$5.40	$38,900	8,136.8	$4.78
Export-Commercial	4,400	401.8	10.95	4,000	391.1	10.23
Fracking	290,300	29,218.6	9.94	3,700	204.8	18.07
	$321,600	34,597.8	$9.30	$46,600	8,732.7	$5.34

The gross margins on delivering water increased 291% during the three months ended November 30, 2013, compared to the three months ended November 30, 2012, primarily due to the increase in the volume of water sold and selling water at higher tiered rates.

Wastewater Treatment Revenues

Our wastewater customer is charged based on the amount of wastewater treated.

Wastewater fees decreased 9% during the three months ended November 30, 2013, compared to the three months ended November 30, 2012. This decrease was primarily the result of decreased demand from our only wastewater customer. Our operating costs increased due to the reclassification of expenses related to the District, which historically we recorded under general and administrative expenses, but we are now expensing under operating costs for enhanced presentation of the financial results.

Tap Fees

In August 2005, we entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”). In fiscal 2006, we began recognizing water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2013 Annual Report) constructed to provide service to the County. We recognized $3,600 of water tap fee revenues during each of the three months ended November 30, 2013 and 2012, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the “CAA” which is described in Note 4 – Long-Term Obligations and Operating Lease to the accompanying consolidated financial statements.

We recognized $10,400 of “Special Facilities” (defined in the 2013 Annual Report) funding as revenue during each of the three months ended November 30, 2013. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 2 – Summary of Significant Accounting Policies to the 2013 Annual Report.

At November 30, 2013, we have deferred recognition of $1.3 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

On December 31, 2013, the District increased its water tap fees from $22,500 per SFE to $24,620 per SFE. Wastewater tap fees increased from $4,883 per SFE to $4,988 per SFE.

We did not sell any water or wastewater taps during the three months ended November 30, 2013 or 2012.

Farming Operations

Our farming operations include revenues from leases on the farms we own in the Arkansas River Valley.

Lease income from our farming operations decreased by 39% during the three months ended November 30, 2013 compared to the three months ended November 30, 2012. Because we assumed management of our farms on August 3, 2012 we recognized for four months lease income during the three months ended November 30, 2012.

The following chart details our farm revenue by lease type, acres, and the average revenue per acre for the three months ended November 30, 2013.

Farm Summary
	2013
Lease Type	Sales	Acres	Average per Acre
Arkansas Cash	$193,200	10,637	$18.16
Arkansas Pasture	3,400	1,320	2.58
Arkansas Watershares	24,500	N/A	N/A
Arkansas Crop Share	(800)	1,370	(0.58)
Arkansas Held for Sale	—	1,331	—
Arkansas Not Farmed	—	2,095	—
Sky Ranch	—	931	—
	$220,300	17,684	$12.46

General and Administrative and Other Expenses

Significant balances classified as general and administrative (“G&A”) expenses for the three months ended November 30, 2013 and 2012, respectively were:

Table 2 - Significant Balances in G&A
	Three months ended:
	11/30/2013	11/30/2012	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$175,900	$134,600	$41,300	31%
Excluding share-based compensation	$121,100	$124,000	$(2,900)	-2%
Legal and accounting fees	$205,100	$235,400	$(30,300)	-13%
Property taxes	$35,000	$154,200	$(119,200)	-77%
Water assessment fees	$72,500	$92,000	$(19,500)	-21%
Directors fees (including insurance)	$16,300	$11,300	$5,000	44%
Public entity related expenses	$16,800	$21,000	$(4,200)	-20%

Salary and salary related expenses including share-based compensation increased 31% for the three months ended November 30, 2013 as compared to the three months ended November 30, 2012 due to the recognition of option expense on the issuance of stock options to our non-employee Board of Directors in January 2013 of 32,500 shares versus 12,500 shares during January 2012 and the issuance of stock options to our management in August 2013 of 100,000 shares versus no shares during August 2012. The salary and salary related expenses noted above includes $54,800 and $10,600 of share-based compensation expenses during the three months ended November 30, 2013 and 2012, respectively.

 Professional fees (legal and accounting) decreased 13% during the three months ended November 30, 2013, as compared to the three months ended November 30, 2012. The decrease was due to a reduction in litigation and foreclosure legal fees of approximately $34,000, which was partially offset by increases in general legal fees of approximately $5,400.

 In conjunction with the HP A&M default we are now responsible for the property taxes associated with the land. We are also now accruing property taxes related to our Sky Ranch property. The expected annual property taxes for calendar year 2013 (paid in 2014) are approximately $140,000. We anticipate the property taxes will remain consistent through the 2013 calendar year so we are accruing property taxes of approximately $11,700 monthly.

Water assessment fees, which are mainly paid to the Fort Lyon Canal Company (“FLCC”), are the fees we pay for our share of the maintenance of canals in the Arkansas River Valley. The fees are approved by the shareholders of the FLCC. As of November 30, 2013, we hold approximately 23% of the voting shares of the FLCC, 4% of which are being held for sale. For the calendar year 2012 assessment fees were $17 per share. For calendar year 2013 assessment fees decreased from $17.00 per share to $15.00 per share, which decreased our overall assessment fees expense by approximately $19,500 from fiscal year 2012 to fiscal year 2013. Our calendar year assessments for 2013 will be approximately $290,000 and are being expensed ratably through December 31, 2013.

Director’s fees, including D&O insurance, increased 44% for the three months ended November 30, 2013 as compared to the three months ended November 30, 2012. These fees vary due to timing of expenditures, but generally are expected to remain consistent year over year.

Costs associated with corporate governance and costs associated with being a publicly traded entity decreased 20% for the three months ended November 30, 2013 as compared to the three months ended November 30, 2012. The decrease was primarily due to a reduction in our filing provider costs. Our costs generally fluctuate due to changes in the number of press releases, investor relation initiatives, filing fees and compliance costs for filing with the Securities and Exchange Commission (the “SEC”).

Property taxes decreased 77% as a result of (i) the timing of our assumption of our farms adding to 2012 property taxes balances for more then three months and (ii) the reduction in assessment of Sky Ranch because the land is now considered to be agricultural for property tax purposes.

 Other Income and Expense Items

Table 3 - Other Items
	Three months ended:
	30-Nov-13	30-Nov-12	$ Change	% Change
Income items:
Oil and gas lease income	$106,800	$103,600	$3,200	3%
Interest income	$3,000	$8,900	$(5,900)	-66%

Expense items:
Depreciation and depletion	$48,500	$77,600	$(29,100)	-38%
Imputed interest	$657,200	$894,600	$(237,400)	-27%
Interest expense	$64,100	$26,900	$37,200	N/A

The oil and gas lease income amounts represent a portion of the up-front payments we received on March 10, 2011, upon the signing of the Paid-Up Oil and Gas Lease (the “O&G Lease”) and Surface Use and Damage Agreement (the “Surface Use Agreement”). During fiscal 2011, we received payments of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property. The income received is being recognized in income over the initial three year term of the O&G Lease, which began on March 10, 2011. In December of 2012 the O&G Lease was purchased by a wholly owned subsidiary of ConocoPhillips Company.

Interest income represents interest earned on the temporary investment of capital in available-for-sale securities, interest accrued on the note payable by the District and interest accrued on the Special Facilities construction proceeds receivable from the County. The decrease is due primarily to us not holding marketable securities during 2013.

Imputed interest expense is related to the Tap Participation Fee (“TPF”) payable to HP A&M. This represents the expensed portion of the difference between the estimated fair value of the payments to be made to HP A&M and the discounted present value of those payments imputed using the effective interest method. The decrease in the imputed interest expense is a result of the reduction in the TPF as a result of us exercising our remedies under the Arkansas River Agreement during the first quarter of fiscal 2014, which is explained in greater detail in Note 4 – Long-Term Obligations and Operating Lease to the accompanying consolidated financial statements.

Interest expense is related to the interest accrued on the $5.6 million in promissory notes issued to acquire the HP A&M debt. We began acquiring these notes during the three months ended November 30, 2012. Due the timing of when we acquired the HP A&M debt we only recognized a prorated portion of the interest for the three months ended November 30, 2012.

Liquidity, Capital Resources and Financial Position

At November 30, 2013, our working capital, defined as current assets less current liabilities, was $3.6 million, which included $1.48 million in cash and cash equivalents. As of the date of the filing of this quarterly report on Form 10-Q, we have an effective shelf registration statement pursuant to which we may elect to sell up to another $15 million of stock at any time and from time to time. During 2012 we sold the 1.5 million Pledged Shares for $3.5 million or $2.35 per share. Additionally, we have agreements to sell certain farms for a total of $5.7 million. We believe that as of the date of the filing of this annual report on Form 10-Q and as of November 30, 2013, we have sufficient working capital to fund our operations for the next fiscal year.

Arkansas River Valley Water Assets

The FLCC water assessments are the charges assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal. The water assessment payments are payable to the FLCC each calendar year. Our calendar year assessments for 2013 will be approximately $290,000 and are being expensed ratably during the year. Our calendar year 2012 property taxes (paid in April 2013) were approximately $142,000. Based on assessed valuations we anticipate the property taxes for calendar year 2013 will be approximately $140,000 As a result we are accruing monthly property taxes of approximately $11,700.

Sky Ranch Property

Our calendar year 2012 Sky Ranch property taxes (paid in April 2013) were approximately $90,600. As a result of a change in the assessment to agricultural land we anticipate the property taxes for calendar year 2013 will be less. The county valuation for property tax assessments of the Sky Ranch property was reduced from approximately $4.2 million to approximately $84,000. We cannot fully estimate the taxes that will be due, but believe the property taxes for the calendar year 2013 (to be paid in April 2014) will be approximately $2,000. We have previously accrued $57,600 through November 30, 2013. Although we believe this accrual exceeds the amount we will owe, we have kept this accrual until such time as we can determine the actual liability.

ECCV Capacity Operating System

Pursuant to a 1982 contractual right, the District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than ten miles of buried water pipeline located on the “Lowry Range” as described in Note 4 – Water Assets to the 2013 Annual Report. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as the District’s service provider and the Export Water Contractor (as defined in the Amended and Restated Water Lease between the District and the Colorado State Board of Land Commissioners), we entered into an agreement to operate and maintain the ECCV facilities allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system were a flat monthly fee of $4,667 per month from May 1, 2012 through December 31, 2012, which increased to $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2020 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers.

The Tap Participation Fee

The $48.4 million TPF liability at November 30, 2013, represents the estimated fair value of our obligation to pay HP A&M 20% of our gross proceeds, or the equivalent thereof, from the sale of the next 13,830 water taps we sell, and includes $27.8 million of interest, which has been imputed since we acquired our farm assets, recorded using the effective interest method. We did not sell any taps during the three months ended November 30, 2013 or 2012.

 Payment of the TPF may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events. Through November 2013 we have foreclosed on six of our farms and two FLCC certificates representing water rights only, and cured one farm in foreclosure. Our agreement with HP A&M allows us to reduce the TPF in the event any of our farms or water rights are foreclosed upon. As of November 30, 2013, there were 13,830 (a reduction of 5,597) taps subject to the TPF. As a result of the foreclosures and the reduction in taps remaining subject to the TPF, the TPF was revalued as of November 30, 2013 and August 31, 2013.

South Metropolitan Water Supply Authority

The South Metropolitan Water Supply Authority (“SMWSA”) is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members. SMWSA members include 14 Denver area water providers in Arapahoe and Douglas Counties. The District became a member of SMWSA in 2009 in an effort to participate with other area water providers in developing regional water supplies along the Front Range. For over two years, the SMWSA members have been working with Denver Water and Aurora Water on a cooperative water project known as the Water Infrastructure Supply Efficiency partnership (“WISE”), which seeks to develop regional infrastructure which would interconnect members’ water transmission systems to be able to develop additional water supplies from the South Platte River in conjunction with Denver Water and Aurora Water. In July of 2013, the District together with nine other SMWSA members formed the South Metropolitan Wise Authority (SWMA) to continue to develop the WISE project. Through an agreement with the District, we continue to support SMWA and its joint water development efforts and may seek to participate in one or more regional water projects if such projects are in our best interest.

Summary Cash Flows Table

Table 4 - Summary Cash Flows Table
	Three Months Ended
	November 30, 2013	November 30, 2012	$ Change	% Change
Cash (used) provided by:
Operating acitivites	$(120,800)	$(326,900)	$206,100	-63%
Investing activities	$(399,600)	$3,599,700	$(3,999,300)	-111%
Financing activities	$(447,000)	$(472,100)	$25,100	-5%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services, costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.

Cash used by operations in the three months ended November 30, 2013 decreased by $206,100 compared to the three months ended November 30, 2012, which was due mainly to increased water revenues from the fracking industry, which were partially offset by reduced farm operation revenue.

We will continue to provide wholesale domestic water and wastewater services to customers in our service area and we will continue to operate and maintain our water and wastewater systems with our own employees.

Changes in Investing Activities – Investing activities in the three months ended November 30, 2013 consisted of the investment in our water system and purchase of assets of $399,600. Investing activities in the three months ended November 30, 2012 consisted of the investment in our water system of $108,200, the sale of marketable securities of $182,900 and the sale of collateral stock of $3,525,000.

Changes in Financing Activities – Financing activities in the three months ended November 30, 2013 consisted primarily of payments on the promissory notes of $445,300. Financing activities in three months ended November 30, 2012 consisted of the receipt of $20,500 from the County pursuant to the County Agreement and payments on the promissory notes of $491,800.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the timing of revenue recognition, the impairment of water assets and other long-lived assets, valuation of the TPF, fair value estimates and share-based compensation. Below is a summary of these critical accounting policies.

Revenue Recognition

Our revenues consist mainly of tap fees, construction fees, monthly service fees, and beginning in fiscal 2013, farm operations. As further described in Note 1 – Presentation of Interim Information to the accompanying financial statements, proceeds from tap sales and construction fees are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. We recognize tap fees derived from agreements for which we construct infrastructure owned by others as revenue, along with the associated costs of construction, pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the three months ended November 30, 2013 or 2012.

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

Pursuant to the O&G Lease, during the year ended August 31, 2011, we received up-front payments of $1,243,400 from for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate we own at our Sky Ranch property. We began recognizing the up-front payments from the O&G Lease as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. During the fiscal year ended August 31, 2013, we received up-front payments of $12,540 for the purpose of exploring for, developing, producing and marketing oil and gas on 40 acres of mineral estate we own adjacent to the Lowry Range (the “Rangeview Lease”). We recognized $106,800 and $103,600 during the three months ended November 30, 2013 and 2012 of income royalty related to the up front payments related to the O&G Lease and the Rangeview Lease.

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

We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. See further discussion regarding our land and water rights assets held for sale in Note 4 – Water Assets to the financial statements included in our 2013 Annual Report.

Our Front Range and Arkansas River Water Rights

We determine the undiscounted cash flows for our Denver based assets and the Arkansas River assets (described below in the Tap Participation Fee section) by estimating tap sales to potential new developments in our service area and to communities along the Front Range using estimated future tap fees, less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs inevitably will vary significantly from our estimates, which could have a material impact on our consolidated financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2013, and determined that our Rangeview Water Supply (defined in Note 4 – Water Assets to the 2013 Annual Report) and Arkansas River water assets were not impaired and their costs were deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g. Sky Ranch and the Lowry Range, which are described in Note 4 – Water Assets to the 2013 Annual Report) as well as in surrounding areas, including the Front Range and the I-70 corridor. We estimate that we have the ability to provide wholesale water service to approximately 180,000 SFE’s using our combined Rangeview Water Supply and Arkansas River water assets, which have a carrying value of approximately $88.9 million as of November 30, 2013. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $24,620 and estimated gross margins, we estimate that we would need to sell the following number of new water connections to recover the costs of our Rangeview Water Supply and our Arkansas River water assets:

  At current tap fees: we estimate we would need to add 7,600 new wholesale water connections, requiring 5.7% of our water portfolio;
  If tap fees increase 5.0%: we estimate we would need to add 7,200 new wholesale water connections, requiring 5.4% of our water portfolio;
  If tap fees decrease 5%: we estimate we would need to add 8,000 new wholesale water connections, requiring 5.9 % of our portfolio.

Although changes in the housing market throughout the Front Range have delayed our estimated tap sale projections, these changes do not alter our water ownership, our service obligations to existing properties or the number of SFE’s we can service.

Tap Participation Fee

In 2006 we acquired 16,700 acres of irrigated land together with approximately 60,000 acre-feet of Arkansas River water rights from HP A&M. In addition to common stock issued to HP A&M, we agreed to pay HP A&M a defined percentage of a defined number of water taps we sell from and after the date of the agreement with HP A&M. The TPF is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased in the HP A&M acquisition. The TPF liability is valued by estimating new home development in our service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver metropolitan area. This development pattern was then applied to projected future water tap fees determined by using historical water tap fee trends.

We updated the estimated discounted cash flow analysis as of November 30, 2013. Actual new home development in our service area and actual future tap fees inevitably will vary significantly from our estimates which could have a material impact on our consolidated financial statements as well as our results of operations. An important component in our estimate of the value of the TPF, which is based on historical trends, is that we reasonably expect water tap fees to continue to increase in the coming years. Tap fees are market based and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees are thus partially indicative of the increasing value of our water assets. We continue to assess the value of the TPF liability and update its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the TPF. Pursuant to the terms of the Asset Purchase Agreement dated May 10, 2006 (the “Arkansas River Agreement”), we believe we are entitled to reduce the TPF due to the defaults by HP A&M.

Share-Based Compensation

We estimate the fair value of share-based payment awards made to key employees and directors on the date of grant using the Black-Scholes option-pricing model. We then expense the fair value over the vesting period of the grant using a straight-line expense model. The fair value of share-based payments requires management to estimate/calculate various inputs such as the volatility of the underlying stock, the expected dividend rate, the estimated forfeiture rate and an estimated life of each option. We do not expect any forfeiture of option grants; therefore the compensation expense has not been reduced for estimated forfeitures. These assumptions are based on historical trends and estimated future actions of option holders and may not be indicative of actual events which may have a material impact on our financial statements. For further details on share based compensation expense, see Note 5 – Shareholders’ Equity to the accompanying financial statements.

Recently Adopted and Issued Accounting Pronouncements

See Note 1 – Presentation of Interim Information to the accompanying financial statements for recently adopted and issued accounting pronouncements.

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
  increases in future water tap fees;
  the amount of the “Tap Participation Fee” liability;
  the sufficiency of our working capital and financing sources to fund our operations;
  impairments in carrying amounts of long-lived assets;
  changes in unrecognized tax positions;
  forfeitures of option grants and vesting of non-vested options;
  the impact of new accounting pronouncements;
  the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting;
  plans for the use and development of our water assets;
  our plans to provide water for drilling and “fracking” oil and gas wells;
  expected development and growth in the area referred to as the “Front Range” of Colorado;
  management of farms and the generation of revenues from such management;
  anticipated results of foreclosure proceedings to which our properties and water rights are subject;
  claims of HP A&M against the Company;
  litigation and arbitration with the Land Board;
  litigation with HP A&M;
  our ability to reduce the Tap Participation Fee and recover damages from HP A&M; and
  future fluctuations in the price and trading volume of our common stock.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of November 30, 2013 we have no investments. We have in the past, and anticipate in the future, that we will invest in certificates of deposit with stated maturities and locked interest rates and, therefore, will not be subject to interest rate fluctuations. We have no investments denominated in foreign country currencies and, therefore, our investments are not subject to foreign currency exchange risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of November 30, 2013, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

On January 3, 2014, HP A&M filed a notice of appeal of the judgment with the Colorado Court of Appeals. If HP A&M wins on appeal, we could lose these four properties, subject to our remedies under the Arkansas River Agreement. We intend to vigorously defend the appeal of this ruling. The Arkansas River agreement requires HP A&M to acquire any properties subject to foreclosure on our behalf. Therefore, our remedies against HP A&M for the note defaults include the right to damages for any loss of these four properties.

Item 6. Exhibits

Exhibits

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from our Quarterly Report on Form 10-Q for the period ending November 30, 2013, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the consolidated balance sheets as of November 30, 2013 and August 31, 2013, (ii) the consolidated statements of operations for the three months ended November 30, 2013 and 2012, (iii) the consolidated statements of cash flows for the three months ended November 30, 2013 and 2012, and (iv) the notes to the consolidated financial statements, tagged in accordance with Rule 406T.*+

*	Filed herewith.

+	In accordance with Rule 406T of Regulation S-T, information in Exhibit 101 is “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION

By:	/s/ Mark W. Harding
Name:	Mark W. Harding
Title:	President and Chief Financial Officer

January 10, 2014

