Form 10-Q
period 2014-02-28
PURE CYCLE CORP
filed 2014-04-11
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2014

or

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

500 E. 8th Avenue, Denver, CO 80203

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 11, 2014:

Common stock, 1/3 of $.01 par value	24,037,598
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

PURE CYCLE CORPORATION

 CONSOLIDATED BALANCE SHEETS

ASSETS:	February 28, 2014	August 31, 2013
Current assets:	(unaudited)
Cash and cash equivalents	$289,591	$2,448,363
Trade accounts receivable	664,648	584,802
Receivable held in escrow related to foreclosure proceedings	2,225,200	—
Sky Ranch receivable	48,315	57,303
Receivable from HP A&M	7,001,803	6,655,156
Land and water held for sale	2,747,760	—
Prepaid expenses	242,211	154,345
Total current assets	13,219,528	9,899,969

Investments in water and water systems, net	89,010,587	88,512,249
Land - Sky Ranch	3,778,319	3,768,029
Land and water held for sale	1,829,365	5,748,630
Note receivable - related party:
Rangeview Metropolitan District, including accrued interest	561,953	555,983
Other assets	89,993	133,471
Total assets	$108,489,745	$108,618,331

LIABILITIES:
Current liabilities:
Accounts payable	$490,279	$167,775
Current portion of promissory notes payable	3,511,703	4,668,943
Accrued liabilities	174,952	264,740
Deferred revenues	65,384	65,384
Deferred oil and gas lease payment	643,693	235,483
Total current liabilities	4,886,011	5,402,325

Deferred revenues, less current portion	1,199,528	1,232,220
Deferred oil and gas lease payment, less current portion	621,720	—
Promissory notes payable, less current portion	3,142,286	3,211,112
Participating Interests in Export Water Supply	1,188,411	1,192,910
Tap Participation Fee payable to HP A&M, net of $15.2 million and $42.9 million discount, respectively	24,632,125	59,807,289
Total liabilities	35,670,081	70,845,856

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 24,037,598 shares outstanding both periods presented	80,130	80,130
Additional paid-in capital	151,574,612	115,224,946
Accumulated deficit	(78,835,511)	(77,533,034)
Total shareholders’ equity	72,819,664	37,772,475
Total liabilities and shareholders’ equity	$108,489,745	$108,618,331

PURE CYCLE CORPORATION

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Revenues:
Metered water usage	$392,837	$104,309	$714,410	$150,927
Wastewater treatment fees	12,271	10,556	22,106	21,315
Farm operations	306,616	305,188	526,885	667,850
Special facility funding recognized	10,377	10,377	20,754	20,754
Water tap fees recognized	3,573	3,574	7,147	7,147
Other	10,200	501	23,075	4,930
Total revenues	735,874	434,505	1,314,377	872,923

Expenses:
Water service operations	(111,010)	(52,117)	(213,468)	(78,269)
Wastewater service operations	(7,788)	(4,615)	(18,238)	(7,944)
Farm operations	(20,729)	(26,630)	(41,398)	(46,100)
Depletion and depreciation	(37,667)	(22,169)	(70,707)	(44,316)
Other	(7,163)	(19,820)	(20,994)	(20,672)
Total cost of revenues	(184,357)	(125,351)	(364,805)	(197,301)
Gross margin	551,517	309,154	949,572	675,622

General and administrative expenses	(684,969)	(559,794)	(1,304,893)	(1,141,651)
Depreciation	(7,442)	(54,362)	(22,930)	(109,827)
Operating loss	(140,894)	(305,002)	(378,251)	(575,856)

Other income (expense):
Oil and gas lease income, net	106,755	103,620	213,510	207,240
Interest income	3,769	7,504	6,810	19,667
Other	37,770	2,386	40,166	4,781
Interest expense	(60,372)	(73,093)	(124,474)	(103,210)
Interest imputed on the Tap Participation Fee payable to HP A&M	(403,003)	(650,107)	(1,060,238)	(1,544,755)
Net loss	$(455,975)	$(914,692)	$(1,302,477)	$(1,992,133)
Unrealized income on marketable securities	—	2,428	—	1,137
Comprehensive loss	$(455,975)	$(912,264)	$(1,302,477)	$(1,990,996)
Net loss per common share – basic and diluted	$(0.02)	$(0.04)	$(0.05)	$(0.08)

Weighted average common shares outstanding – basic and diluted	24,037,598	24,037,598	24,037,598	24,037,598

PURE CYCLE CORPORATION

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)

	Six Months Ended
	February 28, 2014	February 28, 2013
Cash flows from operating activities:
Net loss	$(1,302,477)	$(1,992,133)
Adjustments to reconcile net loss to net cash used for operating activities:
Imputed interest on Tap Participation Fee payable to HP A&M	1,060,238	1,544,755
Depreciation, depletion and other non-cash items	93,428	156,070
Investment in Well Enhancement Recover Systems, LLC	(37,193)	—
Interest accrued on agriculture land promissory notes	20,826	102,389
Stock-based compensation expense	114,264	23,050
Interest added to receivable from Rangeview Metropolitan District	(5,970)	(5,970)
Interest added to construction proceeds receivable	—	(8,179)
Changes in operating assets and liabilities:
Trade accounts receivable	(79,846)	(168,560)
Receivables held in escrow related to foreclosure proceedings	(2,225,200)	—
Sky Ranch receivable	8,988	—
Prepaid expenses	(87,866)	(31,405)
Receivable from HP A&M	(346,647)	(313,597)
Accounts payable and accrued liabilities	232,716	116,720
Deferred revenues	(32,692)	(32,692)
Deferred oil & gas lease	1,029,930	(207,240)
Net cash used by operating activities	(1,557,501)	(816,792)

Cash flows from investing activities:
Investments in water, water systems, and land	(519,135)	(120,293)
Sales and maturities of marketable securities	—	1,039,311
Purchase of property and equipment	(2,250)	—
Proceeds from sale of farm land	1,171,505	—
Proceeds from sale of collateral stock	—	3,415,000
Net cash (used in) provided by investing activities	650,120	4,334,018

Cash flows from financing activities:
Arapahoe County construction proceeds	—	41,098
Payments to contingent liability holders	(4,499)	(9,811)
Payments made on promissory notes payable	(1,246,892)	(806,097)
Net cash (used in) by financing activities	(1,251,391)	(774,810)
Net change in cash and cash equivalents	(2,158,772)	2,742,416
Cash and cash equivalents – beginning of period	2,448,363	1,623,517
Cash and cash equivalents – end of period	$289,591	$4,365,933

SUPPLEMENTAL DISCLSOURES OF NON-CASH ACTIVITIES
Reduction in Tap Participation Fee liability resulting from remedies under the Arkansas River Agreement	$36,235,402
Accrued interest and penalties related to receivable from HP A&M and related promissory notes		$52,672

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The February 28, 2014 consolidated balance sheet, the consolidated statements of comprehensive income (loss) for the three and six months ended February 28, 2014 and 2013, respectively and the consolidated statements of cash flows for the six months ended February 28, 2014 and 2013, respectively, have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at February 28, 2014, and for all periods presented have been made appropriately.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K (the “2013 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on November 27, 2013. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full fiscal year. The August 31, 2013 balance sheet was taken from the Company’s audited financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a high quality financial institution in an account which at various times during the six months ended February 28, 2013, exceeded federally insured limits. There were no cash equivalents during the six months ended February 28, 2014. At various times during the six months ended February 28, 2014, the Company’s main operating accounts exceeded federally insured limits.

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

FEBRUARY 28, 2014

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

Receivable from HP A&M – In conjunction with HP A&M defaulting on certain promissory notes, the Company has the right to collect from HP A&M any amounts the Company spends to cure the defaulted notes. Accordingly the Company has recorded the entire amount of the HP A&M notes as a receivable from HP A&M. Due to the fact that HP A&M was a related party the fair value of the accounts receivable is not practical to determine.

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

Pursuant to the Asset Purchase Agreement (the “Arkansas River Agreement”) dated May 10, 2006, the Company is obligated to pay HP A&M a defined percentage of a defined number of water tap fees the Company receives after the date of the Arkansas River Agreement. A Tap Participation Fee (“TPF”) is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the three or six months ended February 28, 2014 or 2013.

The Company imputes interest expense on the unpaid TPF using the effective interest method over an estimated period which is utilized in the valuation of the liability. The Company imputed interest of $403,000 and $650,100 during the three months ended February 28, 2014 and 2013, respectively. The Company imputed interest of $1,060,200 and $1,544,800 during the six months ended February 28, 2014 and 2013, respectively.

At February 28, 2014, there remain 7,126 water taps subject to the TPF.

Revenue Recognition

Tap and Construction Fees – In August 2005, the Company entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”). In fiscal 2006, the Company began recognizing water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2013 Annual Report) constructed to provide service to the County. The Company recognized $3,600 of water tap fee revenues during each of the three months ended February 28, 2014 and 2013, respectively. The Company recognized $7,100 of water tap fee revenues during each of the six months ended February 28, 2014 and 2013, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the CAA as further described in Note 4 – Long-Term Obligations and Operating Lease below.

The Company recognized $10,400 of “Special Facilities” (defined in the 2013 Annual Report) funding as revenue during each of the three months ended February 28, 2014 and 2013, respectively. The Company recognized $20,800 of Special Facilities funding as revenue during each of the six months ended February 28, 2014 and 2013, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 2 – Summary of Significant Accounting Policies to the 2013 Annual Report.

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

As of February 28, 2014 and August 31, 2013, the Company has deferred recognition of approximately $1,264,900 and $1,297,600, respectively of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

Farm Operations – The Company leases its Arkansas River water and land to area farmers who actively farm the properties. The Company records farm lease income ratably each month based on estimated annual lease income the Company anticipates collecting from its land and water leases. The Company recorded these amounts as receivables, less an estimated allowance for uncollectible accounts. The allowance as of February 28, 2014 and August 31, 2013, was determined by the Company’s specific review of all past due accounts. The Company has recorded allowances for doubtful accounts totaling $41,100 as of February 28, 2014 and August 31, 2013. As of August 31, 2013 the Company has recorded deferred revenue of $122,000, on its farm income related to billings for future periods. The Company manages the farm lease business as a separate line of business from the wholesale water and wastewater business.

Royalty and other obligations – Revenues from the sale of Export Water are shown net of royalties payable to the Land Board. Revenues from the sale of water on the “Lowry Range” (described in Note 4 – Water Assets to the 2013 Annual Report) are shown net of the royalties to the Land Board and the amounts retained by the District.

Oil and Gas Lease Payments – As further described in Note 2 – Summary of Significant Accounting Policies to the 2013 Annual Report, on March 10, 2011, the Company entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”), a wholly owned subsidiary of Anadarko Petroleum Company. In December of 2012 the O&G Lease was purchased by a wholly owned subsidiary of ConocoPhillips Company. Pursuant to the O&G Lease, during the year ended August 31, 2011, the Company received up-front payments of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its “Sky Ranch” property (described in Note 4 – Water Assets to the 2013 Annual Report). The Company began recognizing the up-front payments as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. During the fiscal year ended August 31, 2013, the Company received an up-front payment of $12,540 for the purpose of exploring for, developing, producing, and marketing oil and gas on 40 acres of mineral estate the Company owns adjacent to the Lowry Range (the “Rangeview Lease”). The Company received an additional payment of $1,243,400 during February 2014 to extend the O&G Lease an additional two years through February 2016. During the three months ended February 28, 2014 and 2013, the Company recognized $106,800 and $103,600, respectively, of income and royalty related to the up-front payments received pursuant to the O&G Lease and the Rangeview Lease. During the six months ended February 28, 2014 and 2013, the Company recognized $213,500 and $207,200, respectively, of income and royalty related to the up-front payments received pursuant to the O&G Lease and the Rangeview Lease.

As of February 28, 2014 and August 31, 2013, the Company has deferred recognition of $1,265,400 and $431,800, respectively of income related to the O&G Lease and the Rangeview Lease, which will be recognized into income ratably through February 2016.

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

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits as of February 28, 2014.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2011 through fiscal 2013. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At February 28, 2014, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three or six months ended February 28, 2014 and 2013.

Loss per Common Share

Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 380,100 and 247,600 common share equivalents were outstanding as of February 28, 2014 and 2013, respectively, and have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had none of these instruments at February 28, 2014 or August 31, 2013.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had no Level 2 assets or liabilities at February 28, 2014 or August 31, 2013.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at February 28, 2014 and August 31, 2013, the TPF liability, which is described in greater detail in Note 4 – Long-Term Obligations and Operating Lease below.

The Company maintains policies and procedures to value instruments using the best and most relevant data available.

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of February 28, 2014:

			Fair Value Measurement Using
		Cost / Other	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Unrealized
	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)	Gain
Tap Participation Fee liability	$24,632,100	$24,632,100	$—	$—	$24,632,100	$—

Although not required, the Company deems the following table, which presents the changes in the TPF for the six months ended February 28, 2014, to be helpful to the users of its consolidated financial statements:

	Fair Value Measurement using Significant Unobservable Inputs (Level 3)
	Gross Estimated Tap Participation Fee Liability	Tap Participation Fee Reported Liability	Discount - to be imputed as interest expense in future periods
Balance at August 31, 2013	$102,681,900	$59,807,300	$42,874,600
Total gains and losses (realized and unrealized):	—	—	—
Imputed interest recorded as “Other Expense”	—	1,060,200	(1,060,200)
Purchases, sales, issuances, payments, and settlements	(63,233,700)	(36,235,400)	(26,998,300)
Transfers in and/or out of Level 3	—	—	—
Balance at February 28, 2014	$39,448,200	$24,632,100	$14,816,100

NOTE 3 – INVESTMENTS IN WATER, WATER SYSTEMS, LAND AND IMPROVEMENTS

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 – Water Assets to the 2013 Annual Report. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three and six months ended February 28, 2014.

The Company’s water, water systems, land and improvements consist of the following costs and accumulated depreciation and depletion at February 28, 2014 and August 31, 2013:

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

	February 28, 2014		August 31, 2013
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Arkansas River Valley assets	$69,112,300	$(1,488,600)	$69,112,300	$(1,487,700)
Rangeview water supply	14,521,600	(7,900)	14,667,000	(7,700)
Sky Ranch water rights and other costs	3,929,500	(87,100)	3,915,100	(79,800)
Fairgrounds water and water system	2,899,900	(666,600)	2,899,900	(622,600)
Rangeview water system	167,700	(75,300)	167,700	(72,800)
Water supply – other	756,200	(51,100)	43,200	(22,400)
Totals	91,387,200	(2,376,600)	90,805,200	(2,293,000)
Net investments in water and water systems	$89,010,600		$88,512,200

Capitalized terms in this section not defined herein are defined in Note 4 – Water Assets to the 2013 Annual Report.

Depletion and Depreciation. The Company recorded $100 of depletion charges during each of the three month periods ended February 28, 2014 and 2013, respectively. The Company recorded $200 of depletion charges during each of the six month periods ended February 28, 2014 and 2013, respectively. This related entirely to the Rangeview Water Supply. No depletion is taken against the Arkansas River water or Sky Ranch Water Supply because the water located at these locations is not yet being utilized for its intended purpose as of February 28, 2014.

The Company recorded $45,000 and $76,400 of depreciation expense during the three months ended February 28, 2014 and 2013, respectively. The Company recorded $93,400 and $153,900 of depreciation expense during the six months ended February 28, 2014 and 2013, respectively.

Land and Water Shares Held for Sale. During fiscal 2012, management decided to sell certain farms in order to have cash flows sufficient to acquire the notes defaulted upon by HP A&M and to meet the future obligations on the promissory notes the Company issued to purchase the defaulted notes owed by HP A&M. During the six months ended February 28, 2014 the Company sold 512 acres of land along with 416 FLCC shares associated with the land. The Company has entered into agreements to sell an additional 1,117 acres of land along with 2,566 FLCC shares associated with this land. The assets held for sale total $4.6 million, which is the lower of cost or fair value less cost to sell.

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

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

In fiscal years 2007 and 2008, in order to reduce the long term impact of the CAA, the Company repurchased various portions of the CAA obligations in priority. The Company did not make any CAA acquisitions during the three or six months ended February 28, 2014 and 2013. As a result of the acquisitions, and due to the sale of Export Water, as detailed in the table below, the remaining potential third party obligation at February 28, 2014, is $3.4 million:

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third party Obligation	Paticipating Interests Liability	Contingency
Original balances	$—	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2013:
Acquisitions	—	28,077,500	(28,077,500)	(9,790,000)	(18,287,500)
Option payments - Sky Ranch and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees *	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	269,300	(188,500)	(80,800)	(28,100)	(52,700)
Balance at August 31, 2013	912,700	27,692,100	3,421,400	1,192,900	2,228,500
Fiscal 2014 activity:
Export Water sale payments	43,000	(30,100)	(12,900)	(4,500)	(8,400)
Balance at February 28, 2014	$955,700	$27,662,000	$3,408,500	$1,188,400	$2,220,100

* The Arapahoe County tap fees are less $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first three payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive $4.9 million of the remaining first priority payout (the remaining entire first priority payout totals $7.1 million as of February 28, 2014).

Arkansas River Agreement Obligations

The Tap Participation Fee. The $24.6 million TPF liability at February 28, 2014, represents the estimated discounted fair value of the Company’s obligation to pay HP A&M 20% of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 7,126 water taps sold by the Company.

Initially the obligation was to pay 10% of the Company’s gross proceeds, or the equivalent thereof, from the sale of 40,000 water taps sold after the date of the Arkansas River Agreement. The 40,000 water taps were reduced to 7,126 water taps as a result of (i) sales of Arkansas River Valley land in 2006 and 2009, (ii) the sale of unutilized water rights owned by the Company in the Arkansas River Valley in 2007, (iii) the election made by HP A&M, effective September 1, 2011, pursuant to the Arkansas River Agreement, to increase the TPF percentage from 10% to 20%, and to take a corresponding 50% reduction in the number of taps subject to the TPF, (iv) the allocation of 26.9% of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expenses for managing the leases and a reasonable overhead allocation) received by HP A&M from management of the farm leasing operations from September 1, 2011 to August 3, 3012 prior to termination of the Property Management Agreement, and (v) the reduction of 12,301 taps as the result of foreclosures on certain farms pursuant to the remedies outlined in the Arkansas River Agreement (2,233 in fiscal 2013 and 10,068 in the six month period ended February 28, 2014).

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

The fair value of the TPF liability is an estimate prepared by management of the Company. The fair value of the liability is based on discounted estimated cash flows subject to the TPF calculated by projecting future annual water tap sales for the number of taps subject to the TPF at the date of valuation. Future cash flows from water tap sales are estimated by utilizing the following historical information, where available:

•	New homes constructed in the area known as the 11-county “Front Range” of Colorado from the 1980’s through the valuation date. The Company utilized data for this length of time to provide development information over many economic cycles because the Company anticipates development in its targeted service area to encompass many economic cycles over the development period.

•	New home construction patterns for large master planned housing developments along the Front Range. The Company utilized this information because these developments are deemed comparable to projects anticipated to be constructed in the Company’s targeted service area (i.e., these master planned communities were located in predominately undeveloped areas on the outskirts of the Front Range).

•	Population growth rates for Colorado and the Front Range. Population growth rates were utilized to predict anticipated growth along the Front Range, which was used to predict an estimated number of new homes necessary to house the increased population.

•	The Consumer Price Index since the 1980’s, which was utilized to project estimated future water tap fees.

Utilizing this historical information, the Company projected an estimated new home development pattern in its targeted service area sufficient to cover the sale of the water taps subject to the TPF at the date of the revaluation, February 28, 2014. The Company revalued the TPF payable as of August 31, 2013 and February 28, 2014 due to the reduction of taps subject to the TPF as a result of the exercise of remedies under the Arkansas River Agreement. The estimated proceeds generated from the sale of those water taps resulted in estimated payments to HP A&M over the life of the projected development period of $39.5 million, which is a decrease of $63.2 million from the previous valuation completed at August 31, 2013 ($102.7 million). The estimated proceeds as of August 31, 2013 was estimated to be $102.7 million, a decrease of $17.9 million from the previous valuation in fiscal 2012. The estimated payments to HP A&M are then discounted to the current valuation date and the difference between the amount reflected on the Company’s balance sheet at the valuation date and the total estimated payments is imputed as interest expense over the estimated development time using the effective interest method. The implied interest rate for the most recent valuation was 7.2%.

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

Payment of the TPF may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events. Pursuant to the default provisions of the Company’s agreement with HP A&M, the Company reduced the discounted present value of the TPF by $11.7 million during the fiscal year-end August 31, 2013 and an additional $36.2 million during the six months ended February 28, 2014. The Company recorded the decrease in the TPF payable as an equity transaction due to the related party nature of the original transaction. Through February 28, 2014, $28.2 million of interest has been imputed since the acquisition date, recorded using the effective interest method.

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

During fiscal year 2013, four of the farms and one FLLC certificate representing water rights only went through foreclosure proceedings due to the defaults by HP A&M. The Company’s agreement with HP A&M provides for a reduction of the number of water taps subject to the TPF payable to HP A&M in the event the farms or water rights are subject to foreclosure proceedings or other risks of loss. During fiscal year 2013, the Company reduced the number of taps by 2,233 taps and the discounted present value of the Tap Participation Fee by a total of approximately $11.7 million as a result of the foreclosures. As of August 31, 2013, there were 17,194 taps subject to the Tap Participation Fee. During the six months ended February 28, 2014, an additional 22 farms and one FLCC certificate representing water rights only, collectively including 5,483 FLCC shares, were foreclosed resulting in a reduction of the number of taps subject to the TPF by an additional 10,068 taps (approximately $36.2 million of the TPF), leaving 7,126 taps subject to the Tap Participation Fee. Subsequent to February 28, 2014, an additional seven farms including 1,558 FLCC shares, were foreclosed resulting in a reduction of the number of taps subject to the TPF by an additional 2,861 taps (approximately $9.9 million of the TPF), leaving 4,265 taps subject to the TPF.

Promissory Notes Payable by HP A&M in Default. Approximately 69 of the 80 properties the Company originally acquired from HP A&M were subject to outstanding promissory notes payable to third parties that were secured by deeds of trust on the Company’s properties and water rights, as well as mineral interests. HP A&M defaulted on all of the promissory notes and informed the Company that it does not intend to pay any of the amounts owed. HP A&M owed approximately $9.6 million of principal and accrued interest as of September 1, 2012. These promissory notes were secured by approximately 14,000 acres of land and 16,882 FLCC shares representing water rights owned by the Company.

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

To protect its land and water interests, during the fiscal year ended August 31, 2013, the Company purchased approximately $7.0 million of the $9.6 million notes payable by HP A&M. During the six months ending February 28, 2014 the Company purchased an additional approximately $1.2 million of notes payable by HP A&M. The Company is negotiating the purchase or other settlement of the remaining $1.4 million in notes with the holders of these notes. HP A&M continues to be liable for making the required payments on the notes, and the Company is pursuing remedies to recover the costs and expenses, including attorneys’ fees, incurred by the Company in protecting the rights and title to the land and water rights securing the notes payable by HP A&M, including the costs incurred in purchasing the notes defaulted on by HP A&M. The amount owed on the outstanding notes was approximately $6.6 million, including accrued interest of $142,900 and approximately $7.9 million, including accrued interest of $122,000, at February 28, 2014 and August 31, 2013, respectively.

Operating Lease

Effective January 2013, the Company entered into an operating lease for 1,200 square feet of office space. The lease has a two year term with payments of $1,530 per month.

NOTE 5 – SHAREHOLDERS’ EQUITY

The Company maintains the 2004 Incentive Plan (the “Equity Plan”), which was approved by shareholders in April 2004. Executives, eligible employees, consultants and non-employee directors are eligible to receive options and stock grants pursuant to the Equity Plan. Pursuant to the Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the Board. The Company initially reserved 1.6 million shares of common stock for issuance under the Equity Plan. At February 28, 2014, the Company had 1,218,311 common shares remaining that can be granted to eligible participants pursuant to the Equity Plan. The Equity Plan expires April 11, 2014, at which time no additional shares may be granted pursuant to the Equity Plan. In January 2014 the shareholders approved the 2014 Incentive Plan, which becomes effective April 12, 2014, to replace the 2004 Equity Plan. The Company has reserved 1.6 million shares of common stock for issuance under the 2014 Incentive Plan.

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

The following table summarizes the stock option activity for the Equity Plan for the six months ended February 28, 2014:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Oustanding at August 31, 2013	347,500	$5.62
Granted	32,500	$6.08
Exercised	—	—
Forfeited or expired	—	—
Outstanding at February 28, 2014	380,000	$5.66	6.89	$506,415
Options exercisable at February 28, 2014	247,500	$5.67	5.19	$587,825

The following table summarizes the activity and value of non-vested options as of and for the six months ended February 28, 2014:

	Number of Options	Weighted-Average Grant Date Fair Value
Non vested options outstanding at beginning of period	132,500	$3.80
Granted	32,500	4.09
Vested	(32,500)	2.36
Forfeited	—	—
Options not vested at February 28, 2014	132,500	$4.22

All non-vested options are expected to vest. The total fair value of options vested during the three and six months ended February 28, 2014 and February 28, 2013 was $76,800 and $18,800, respectively.

Stock-based compensation expense was $59,500 and $12,500 for the three months ended February 28, 2014 and 2013, respectively. Stock-based compensation expense was $114,300 and $23,100 for the six months ended February 28, 2014 and 2013, respectively.

At February 28, 2014, the Company had unrecognized expenses relating to non-vested options that are expected to vest totaling $398,900 which have a weighted average life of less than three years. The Company has not recorded any excess tax benefits to additional paid-in capital.

NOTE 6 – RELATED PARTY TRANSACTIONS

On December 16, 2009, the Company entered into a Participation Agreement with District, whereby the Company agreed to provide funding to the District in connection with the District joining the South Metro Water Supply Authority (“SMWSA”). The Company provided $25,000 and $38,600 of funding to the District pursuant to the Participation Agreement during the three months ended February 28, 2014 and 2013, respectively. The Company provided $69,500 and $39,600 of funding to the District pursuant to the Participation Agreement during the six months ended February 28, 2014 and 2013, respectively. These amounts were expensed at the time of funding.

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at February 28, 2014) and matured on December 31, 2013. The Company extended the maturity date of the loan to December 31, 2015. The $562,000 balance of the note receivable at February 28, 2014, includes borrowings of $229,300 and accrued interest of $332,700.

NOTE 7 – SIGNIFICANT CUSTOMERS

The Company sells wholesale water and wastewater services to the District pursuant to the Rangeview Water Agreements (defined in Note 4 – Water Assets to the 2013 Annual Report). Sales to the District accounted for 9% and 24% of the Company’s total water and wastewater revenues for the three months ended February 28, 2014 and 2013, respectively. Sales to the District accounted for 10% and 45% of the Company’s total water and wastewater revenues for the six months ended February 28, 2014 and 2013, respectively. The District has one significant customer. Pursuant to the Rangeview Water Agreements the Company is providing water and wastewater services to this customer on behalf of the District. The District’s significant customer accounted for 8% and 24% of the Company’s total water and wastewater revenues for the three months ended February 28, 2014 and 2013, respectively. The District’s significant customer accounted for 8% and 37% of the Company’s total water and wastewater revenues for the six months ended February 28, 2014 and 2013, respectively.

Revenues related to the provision of water for the oil and gas industry to one customer accounted for 86% and 71% of the Company’s water and wastewater revenues for the three months ended February 28, 2014 and 2013, respectively. Revenues related to the provision of water for the oil and gas industry to one customer accounted for 87% and 50% of the Company’s water and wastewater revenues for the six months ended February 28, 2014 and 2013, respectively.

The Company had accounts receivable from the District which accounted for 5% and 14% of the Company’s trade receivables balances at February 28, 2014 and August 31, 2013, respectively. Accounts receivable from the District’s largest customer accounted for 5% and 12% of the Company’s trade receivables as of February 28, 2014 and August 31, 2013, respectively. Accounts receivable related to the oil and gas industry accounted for 36% and 27% of the Company’s trade receivable balances at February 28, 2014 and August 31, 2013.

NOTE 8 – ACCRUED LIABILITIES

At February 28, 2014, the Company had accrued liabilities of $175,000, of which $46,200 was for estimated property taxes, $38,700 was for professional fees, $54,900 was for farm lease prepayments, and $35,200 related to operating payables.

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

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

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

During the fiscal year ended August 31, 2013, foreclosure proceedings were commenced against 38 of the properties acquired by the Company from HP A&M which are subject to promissory notes defaulted upon by HP A&M and secured by deeds of trust on the Company’s land and water rights. The proceedings were filed on various dates from January 9, 2013 through July 3, 2013, with the Public Trustees of Bent, Otero and Prowers Counties in Colorado and involve claims against HP A&M for its failure to pay the notes. On March 12, 2014, subsequent to the end of the quarter, foreclosure proceedings were commenced with the Public Trustee of Bent County against two additional properties acquired by the Company from HP A&M. As of the date of this filing, PCY Holdings, LLC (“PCY Holdings”), the Company’s wholly owned subsidiary has been the successful bidder in foreclosure sales of 34 of the properties acquired by the Company from HP A&M. As of the date of this report six of our properties remain subject to foreclosure proceedings. The properties remaining subject to foreclosure represent over 12% of the Company’s FLLC shares and approximately 16% of the Company’s Arkansas River land.

Foreclosure sales were conducted on three of the Company’s farm properties on August 28, 2013, and on a fourth property on September 4, 2013 are currently the subject of litigation. PCY Holding, LLC, was the successful bidder in the foreclosure sales. On September 16, 2013, HP A&M filed a complaint against PCY Holdings and the Public Trustee for the County of Bent, Colorado, in the District Court, County of Bent, Colorado seeking (i) a declaratory judgment that it is entitled to redeem the four properties from the foreclosure sales by paying the amount of the outstanding debt, plus fees, which is the amount PCY Holdings bid in the sales, and (ii) preliminary and permanent injunctions against the Public Trustee preventing the Public Trustee from issuing confirmation deeds for the foreclosure sales to PCY Holdings or anyone other than HP A&M. On November 20, 2013 the complaint was dismissed with prejudice, and judgment was entered in favor of the Public Trustee and PCY Holdings. Responses to motions filed by both PCY Holdings and HP A&M regarding attorney’s fees awards have been stayed pending the outcome of the appeal discussed below.

On January 3, 2014 HP A&M filed a notice of appeal of the judgment with the Colorado Court of Appeals. If HP A&M wins on appeal, the Company could lose these properties, subject to its remedies under the Arkansas River Agreement. The Company intends to vigorously defend any appeal of this ruling and to pursue the remedies against HP A&M for the defaults. Because the appellate process has recently been initiated and the timing and outcome of the appeal is uncertain, the Company has determined that accruals for losses related to the appeal are not reasonably estimable or deemed reasonably likely at this time.

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

NOTE 10 – SEGMENT INFORMATION

The Company operates primarily in two lines of business: (i) the wholesale water and wastewater business; and (ii) the agricultural farming business. The Company provides wholesale water and wastewater services to customers using water rights owned by the Company and develops infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater. The Company’s agricultural business consists of the Company leasing its Arkansas River Valley land and water to area farmers under cash leases or in certain cases crop share leases. The following tables show information by operating segment for the three and six months ended February 28, 2014 and 2013:

Three Months ended February 28, 2014

	Business Segments
	Wholesale
	Water and
	Wastewater	Agricultural	All Other	Total

Revenues	$415,300	$306,600	$14,000	$735,900
Gross profit	251,600	285,900	14,000	551,500
Depletion and depreciation	7,400	—	—	7,400
Other significant noncash items:
Stock-based compensation	—	—	59,500	59,500
TPF interest expense	403,000	—	—	403,000
Segment assets	93,806,200	6,808,900	7,290,600	107,905,700
Expenditures for segment assets	121,800	—	—	121,800

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

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

Six Months ended February 28, 2014

	Business segments
	Wholesale
	Water and
	Wastewater	Agricultural	All Other	Total

Revenues	$759,500	$526,900	$28,000	$1,314,400
Gross profit	436,100	485,500	28,000	949,600
Depletion and depreciation	22,900	—	—	22,900
Other significant noncash items:
Stock-based compensation	—	—	114,300	114,300
TPF interest expense	1,060,200	—	—	1,060,200
Segment assets	93,806,200	6,808,900	7,290,600	107,905,700
Expenditures for segment assets	519,100	—	—	519,100

Six Months ended February 28, 2013

	Business segments
	Wholesale
	Water and
	Wastewater	Agricultural	All Other	Total

Revenues	$172,200	$667,900	$32,800	$872,900
Gross profit	21,000	621,800	32,800	675,600
Depletion and depreciation	109,800	—	—	109,800
Other significant noncash items:
Stock-based compensation	—	—	23,100	23,100
TPF interest expense	1,544,800	—	—	1,544,800
Segment assets	96,254,200	3,586,900	10,481,100	110,322,200
Expenditures for segment assets	120,300	—	—	120,300

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2014

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to our quarter end an additional seven farms and 1,558 FLCC shares have been obtained through the foreclosure proceedings resulting in a reduction of the number of taps subject to the TPF by 2,861 taps and a corresponding reduction to the TPF payable of approximately $9.9 million.

Subsequent to our quarter end we sold five farms including 1,362 acres and 1,665 FLCC shares for approximately $2.7 million.

*****

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” in our Annual Report on Form 10-K and Part II, Item 1A.“Risk Factors” in this Quarterly Report on Form 10-Q, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and periods that follow to differ materially from those expressed in, or implied by those forward-looking statements. Readers are cautioned that forward-looking statements contained in this Form 10-Q should be read in conjunction with our disclosure under the heading “Disclosure Regarding Forward-Looking Statements” below.

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

Agricultural Operations and Leasing

Approximately 85% of our farm operations are managed through cash lease arrangements with local area farmers whereby we charge a fixed fee, billed semi-annually in March and November, to lease our land and the water for agricultural purposes to tenant farmers. We have a small number of crop share leases, pursuant to which we and the tenant farmer jointly share in the gross revenues generated from the crops grown under a 75% farmer, 25% landlord participation. The majority of crops grown on our farms are alfalfa, with a number of acres also planted in corn, sorghum, and wheat. We will continue to review and evaluate ways to enhance the performance of our approximately 16,200 acres of farm land through relationships with area farmers.

We also own 931 acres of land along the I-70 corridor east of Denver, Colorado. We are currently leasing this land to an area farmer until such time as the property can be developed.

These land interests are described in the Arkansas River Water and Land and Sky Ranch sections of Note 4 – Water Assets to the 2013 Annual Report.

Results of Operations

Executive Summary

The results of our operations for the three and six months ended February 28, 2014 and 2013 are as follows:

Table 1
	Three months ended:
	February 28, 2014	February 28, 2013	$ Change	% Change
Millions of gallons of water delivered	34.6	10.2	24.4	239%
Water revenues generated	$392,800	$104,300	$288,500	277%
Operating costs to deliver water (excluding depreciation and depletion)	$111,000	$52,100	$58,900	113%
Water delivery gross margin %	72%	50%

Wastewater treatment revenues	$12,300	$10,600	$1,700	16%
Operating costs to treat wastewater	$7,800	$4,600	$3,200	70%
Wastewater treatment gross margin %	37%	57%

Tap and specialty facility revenues	$13,900	$13,900	$—	0%

Farm operations revenues	$306,600	$305,200	$1,400	0%
Farm operating costs	$20,700	$26,600	$(5,900)	-22%
Farm operations gross margin %	93%	91%

General and administrative expenses	$685,000	$559,800	$125,200	22%
Net losses	$456,000	$914,700	$(458,700)	-50%

Table 1a
	Six months ended:
	February 28, 2014	February 28, 2013	$ Change	% Change
Millions of gallons of water delivered	71.4	19.0	52.4	276%
Water revenues generated	$714,400	$150,900	$563,500	373%
Operating costs to deliver water (excluding depreciation and depletion)	$213,500	$78,300	$135,200	173%
Water delivery gross margin %	70%	48%

Wastewater treatment revenues	$22,100	$21,300	$800	4%
Operating costs to treat wastewater	$18,200	$7,900	$10,300	130%
Wastewater treatment gross margin %	18%	63%

Tap and specialty facility revenues	$27,900	$27,900	$—	0%

Farm operations revenues	$526,900	$667,900	$(141,000)	-21%
Farm operating costs	$41,400	$46,100	$(4,700)	-10%
Farm operations gross margin %	92%	93%

General and administrative expenses	$1,304,900	$1,141,700	$163,200	14%
Net losses	$1,302,500	$1,992,100	$(689,600)	-35%

Water Usage Revenues

Our water service charges include a fixed monthly fee and a fee based on actual amounts of water used, which is based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established based on the average of three surrounding water providers.

Water deliveries increased 239% and water revenues increased 277% during the three months ended February 28, 2014, compared to the three months ended February 28, 2013, respectively. Water deliveries increased 276% and water revenues increased 373% during the six months ended February 28, 2014, compared to the six months ended February 28, 2013, respectively. Both deliveries and sales increased primarily as a result of the addition of water sales to the oil and gas industry, which was used primarily to frack wells drilled into the Niabrara formation. Our revenue increased by a greater margin then our deliveries due to our ability to charge higher meter rates for fracking water then we typically receive from customers that have acquired taps. The following table details the sources of our sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for the three and six months ended February 28, 2014.

Table 2 – Water Revenue Summary
	Three months ending February 28, 2014			Six months ending February 28, 2014
Customer Type	Sales	kgal	Average per kgal	Sales	kgal	Average per kgal
On Site – Commercial	$23,200	3,096.9	$7.49	$50,200	8,190.0	$6.13
Export-Commercial	5,300	1,648.9	3.21	9,600	3,141.6	3.06
Fracking	364,300	34,734.3	10.49	654,600	63,952.9	10.24
	$392,800	39,480.1	$9.95	$714,400	75,284.5	$9.49

The gross margins on delivering water increased to 72% during the three months ended February 28, 2014 from 50% during the three months ended February 28, 2013. The gross margins on delivering water increased to 70% during the six months ended February 28, 2014 from 48% during the six months ended February 28, 2013. The increases were primarily due to the increased volume of water sold and selling water at higher tiered rates.

Wastewater Treatment Revenues

Our wastewater customer is charged based on the amount of wastewater treated.

Wastewater fees increased 16% during the three months ended February 28, 2014, compared to the three months ended February 28, 2013. Wastewater fees increased 4% during the six months ended February 28, 2014, compared to the six months ended February 28, 2013. This increase was primarily the result of increased demand from our only wastewater customer. Our operating costs increased due to the reclassification of expenses related to the District, which we had historically recorded under general and administrative expenses, but we are now expensing under operating costs for enhanced presentation of the financial results.

Tap Fees

In August 2005, we entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”). In fiscal 2006, we began recognizing water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2013 Annual Report) constructed to provide service to the County. We recognized $3,600 and $7,100 of water tap fee revenues during each of the three and six months ended February 28, 2014 and 2013, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the “CAA” which is described in Note 4 – Long-Term Obligations and Operating Lease to the accompanying consolidated financial statements.

We recognized $10,400 and $20,800 of “Special Facilities” (defined in the 2013 Annual Report) funding as revenue during each of the three and six months ended February 28, 2014 and February 28, 2013, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 2 – Summary of Significant Accounting Policies to the 2013 Annual Report.

At February 28, 2014, we have deferred recognition of $1.3 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

On December 31, 2013, the District increased its water tap fees from $22,500 per SFE to $24,620 per SFE. Wastewater tap fees increased from $4,883 per SFE to $4,988 per SFE. We did not sell any water or wastewater taps during the three months ended February 28, 2014 or 2013.

Farming Operations

Our farming operations include revenues from leases on the farms we own in the Arkansas River Valley.

Lease income from our farming operations increased by less than 1% and decreased by 21% during the three and six months ended February 28, 2014 compared to the three and six months ended February 28, 2013, respectively. Because we assumed management of our farms on August 3, 2012 we recognized lease income for four months during the three months ended November 30, 2012 and, consequently, seven months of lease income for the six months ended February 28, 2013. The decrease in lease income during the six months ended February 28, 2014 compared to the six months ended February 28, 2013 is due to the additional month of lease income recognized in the six months ended February 28, 2013.

The following chart details our farm revenue by lease type, acres, and the average revenue per acre for the three and six months ended February 28, 2014.

	Three Months ended February 28, 2014			Six Months ended February 28, 2014
Lease Type	Sales	Acres	Average per Acre	Sales	Acres	Average per Acre
Arkansas Cash	$232,900	9,600	$24.26	$426,100	10,274	$41.47
Arkansas Pasture	3,200	1,130	2.83	6,600	1,320	5.00
Arkansas Water shares	25,800	N/A	N/A	50,300	N/A	N/A
Arkansas Crop Share	44,700	2,174	20.56	43,900	1,772	24.77
Arkansas Held for Sale	—	1,331	—	—	1,331	—
Arkansas Not Farmed	—	1,988	—	—	1,988	—
Sky Ranch	—	931	—	—	931	—
	$306,600	17,154	$17.87	$526,900	17,616	$29.91

General and Administrative and Other Expenses

Significant balances classified as general and administrative (“G&A”) expenses for the three months ended February 28, 2014 and 2013, respectively were:

Table 4 – Signficant Balances in G&A
	Three months ended:
	2/28/2014	2/28/2013	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$197,800	$128,900	$68,900	53%
Excluding share-based compensation	$138,300	$116,400	$21,900	19%
Legal and accounting fees	$288,900	$52,100	$236,800	455%
Property taxes	$—	$53,900	$(53,900)	-100%
Water assessment fees	$71,700	$84,200	$(12,500)	-15%
Directors fees (including insurance)	$31,800	$77,000	$(45,200)	-59%
Public entity related expenses	$24,500	$34,300	$(9,800)	-29%

Table 4a – Signficant Balances in G&A
	Six months ended:
	2/28/2014	2/28/2013	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$375,800	$263,500	$112,300	43%
Excluding share-based compensation	$261,500	$240,400	$21,100	9%
Legal and accounting fees	$494,000	$141,400	$352,600	249%
Property taxes	$35,000	$208,100	$(173,100)	-83%
Water assessment fees	$144,200	$176,200	$(32,000)	-18%
Directors fees (including insurance)	$48,100	$97,000	$(48,900)	-50%
Public entity related expenses	$41,300	$52,100	$(10,800)	-21%

Salary and salary related expenses including share-based compensation increased 53% and 43% for the three and six months ended February 28, 2014 as compared to the three and six months ended February 28, 2013, respectively. The increases were primarily due to the recognition of option expense on the grant of stock options to our non-employee directors in January 2013 of 32,500 shares versus 12,500 shares during January 2012 and the grant of stock options to our management in August 2013 of 100,000 shares versus no shares during August 2012. The salary and salary related expenses noted above include $59,500 and $12,400 of share-based compensation expenses during the three months ended February 28, 2014 and 2013, respectively. The salary and salary related expenses noted above include $114,300 and $23,000 of share-based compensation expenses during the six months ended February 28, 2014 and 2013, respectively.

Legal and accounting fees increased 455% and 249% during the three and six months ended February 28, 2014, as compared to the three and six months ended February 28, 2013, respectively. The increase was due to increased litigation and foreclosure legal fees of approximately $243,300 and $355,500 for the three and six months ended February 28, 2014 compared to the three and six months ended February 28, 2013, respectively.

In conjunction with the HP A&M default we are now responsible for the property taxes associated with the land. We are also now accruing property taxes related to our Sky Ranch property. The expected annual property taxes for calendar year 2013 (payable in 2014) are approximately $153,700. Property taxes decreased 83% during the six months ended February 28, 2014, as compared to the six months ended February 28, 2013 as a result of re-assessment of Sky Ranch because the land is now considered to be agricultural for property tax purposes. During the three months ended February 28, 2014 we did not accrue property taxes as we had a sufficient accrual previously recorded.

Water assessment fees, which are mainly paid to the Fort Lyon Canal Company (“FLCC”), are the fees we pay for our share of the maintenance of the Fort Lyon Canal. The fees are approved by the shareholders of the FLCC. As of February 28, 2014, we hold approximately 23% of the voting shares of the FLCC, 4% of which are being held for sale. For the calendar year 2012 assessment fees were $17 per share. For calendar year 2013 assessment fees decreased from $17.00 per share to $15.00 per share, which decreased our overall assessment fees expense by approximately $19,500 from fiscal year 2012 to fiscal year 2013. Our calendar year assessments for 2013 will be approximately $290,000 and are being expensed ratably through December 31, 2013. For calendar year 2014 assessment fees increased from $15 per share to $16, which will increase our assessment fee expense by approximately $22,900 to $312,900 for the calendar year 2014.

Director’s fees, including D&O insurance, decreased 59% and 50% for the three and six months ended February 28, 2014 as compared to the three and six months ended February 28, 2013, respectively. These fees vary due to timing of expenditures, but generally are expected to remain consistent year over year. Effective January 2014 the Company has begun expensing director’s fees on a monthly basis rather than in an annual lump sum as they were done in the past, which should reduce quarter to quarter variations.

Costs associated with corporate governance and costs associated with being a publicly traded entity decreased 29% and 21% for the three and six months ended February 28, 2014 as compared to the three and six months ended February 28, 2013, respectively. The decrease was primarily due to a reduction in our EDGAR filing provider costs. Our costs generally fluctuate due to changes in the number of press releases, investor relation initiatives, filing fees and compliance costs for filing with the Securities and Exchange Commission (the “SEC”).

Other Income and Expense Items

Table 5 – Other Items
	Three months ended:
	28-Feb-14	28-Feb-13	$ Change	% Change
Income items:
Oil and gas lease income	$106,800	$103,600	$3,200	3%
Interest income	$3,800	$7,500	$(3,700)	-49%

Expense items:
Depreciation and depletion	$45,100	$76,500	$(31,400)	-41%
Imputed interest	$403,000	$650,100	$(247,100)	-38%
Interest expense	$60,400	$73,100	$(12,700)	-17%

Table 5a – Other Items
	Six months ended:
	28-Feb-14	28-Feb-13	$ Change	% Change
Income items:
Oil and gas lease income	$213,500	$207,200	$6,300	3%
Interest income	$6,800	$19,700	$(12,900)	-65%

Expense items:
Depreciation and depletion	$93,600	$154,100	$(60,500)	-39%
Imputed interest	$1,060,200	$1,554,800	$(494,600)	-32%
Interest expense	$124,500	$103,200	$21,300	21%

The oil and gas lease income amounts represent a portion of the up-front payments we received on March 10, 2011, upon the signing of the Paid-Up Oil and Gas Lease (the “O&G Lease”) and Surface Use and Damage Agreement (the “Surface Use Agreement”). During fiscal 2011, we received payments of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property. The income received is being recognized in income over the initial three year term of the O&G Lease, which began on March 10, 2011. In December of 2012 the O&G Lease was purchased by a wholly owned subsidiary of ConocoPhillips Company. During February 2014 we received an additional payment of $1,243,400 to extend the initial term of the O&G Lease by an additional two years through February 2016.

Interest income represents interest earned on the temporary investment of capital in available-for-sale securities, interest accrued on the note payable by the District and interest accrued on the Special Facilities construction proceeds receivable from the County. The decreases are due primarily to us not holding marketable securities in fiscal 2014 and a decrease in finance charges attributable to our farm leases.

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

Interest expense is related to the interest accrued on the $6.5 million in promissory notes issued and outstanding to acquire the HP A&M debt. We began acquiring these notes during the three months ended November 30, 2012 and continued acquiring promissory notes through February 28, 2014. Due to the timing of when we acquired the HP A&M debt we only recognized a prorated portion of the interest for the three and six months ended February 28, 2013 compared to the three and six months ended February 28, 2014.

Liquidity, Capital Resources and Financial Position

At February 28, 2014, our working capital, defined as current assets less current liabilities, was $8 million, which included $289,600 in cash and cash equivalents. As of the date of the filing of this quarterly report on Form 10-Q, we have an effective shelf registration statement pursuant to which we may elect to sell up to another $15 million of stock at any time and from time to time. Additionally, we have agreements to sell certain farms for a total of $4.6 million. We believe that as of the date of the filing of this annual report on Form 10-Q and as of February 28, 2014, we have sufficient working capital to fund our operations for the next fiscal year.

Arkansas River Water Assets

The FLCC water assessments are the charges assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal. The water assessment payments are payable to the FLCC each calendar year. Our calendar year assessments for 2013 were approximately $290,000 and were expensed ratably during the year. For calendar year 2014, FLCC water assessments increased from $15 to $16 per share, which will increase our expenses by approximately $22,900 to $312,900, which will be expensed ratably during 2014. Our calendar year 2012 property taxes (paid in April 2013) for our Arkansas River farm properties were approximately $142,000. Our calendar year 2013 property taxes were approximately $150,500. Based on these taxes we are accruing monthly property taxes of approximately $11,700 for calendar year 2014.

Sky Ranch Property

Our calendar year 2012 Sky Ranch property taxes (paid in April 2013) were approximately $90,600. As a result of a change in the assessment to agricultural land we anticipate the property taxes for calendar year 2013 will be less. The county valuation for property tax assessments of the Sky Ranch property was reduced from approximately $4.2 million to approximately $84,000. We cannot fully estimate the taxes that will be due, but believe the property taxes for the calendar year 2013 (to be paid in April 2014) are approximately $3,200. We have accrued $22,700 through February 28, 2014, which exceeds the amount we owe. In future periods we will adjust this accrual to approximate actual assessments.

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

The Tap Participation Fee

The $24.6 million TPF liability at February 28, 2014, represents the estimated fair value of our obligation to pay HP A&M 20% of our gross proceeds, or the equivalent thereof, from the sale of the next 7,126 water taps we sell. To date we have imputed $28.2 million of interest since we acquired our farm assets, recorded using the effective interest method. We did not sell any taps during the three or six months ended February 28, 2014 or 2013.

Payment of the TPF may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events. Through February 2014 we have foreclosed on 27 of our farms and two FLCC certificates representing water rights only, and cured one farm in foreclosure. Our agreement with HP A&M allows us to reduce the TPF in the event any of our farms or water rights are foreclosed upon. Foreclosures to date have resulted in a reduction of 12,301 taps. As of February 28, 2014, there were 7,126 taps remaining subject to the TPF. As a result of the foreclosures and the reduction in taps remaining subject to the TPF, the TPF was revalued as of February 28, 2014 and August 31, 2013.

South Metropolitan Water Supply Authority

The South Metropolitan Water Supply Authority (“SMWSA”) is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members. SMWSA members include 14 Denver area water providers in Arapahoe and Douglas Counties. The District became a member of SMWSA in 2009 in an effort to participate with other area water providers in developing regional water supplies along the Front Range. For over two years, the SMWSA members have been working with Denver Water and Aurora Water on a cooperative water project known as the Water Infrastructure Supply Efficiency partnership (“WISE”), which seeks to develop regional infrastructure which would interconnect members’ water transmission systems to be able to develop additional water supplies from the South Platte River in conjunction with Denver Water and Aurora Water. In July of 2013, the District together with nine other SMWSA members formed the South Metropolitan Wise Authority (“SMWA”) to continue to develop the WISE project. Through an agreement with the District, we continue to support SMWA and its joint water development efforts and may seek to participate in one or more regional water projects if such projects are in our best interest.

Summary Cash Flows Table

Table 4 – Summary Cash Flows Table
	Six Months Ended
	February 28, 2014	February 28, 2013	$ Change	% Change
Cash (used) provided by:
Operating acitivites	$(1,557,500)	$(816,800)	$(740,700)	91%
Investing activities	$650,100	$4,334,000	$(3,683,900)	-85%
Financing activities	$(1,251,400)	$(774,800)	$(476,600)	62%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services and leases on our farms, costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.

Cash used by operations in the six months ended February 28, 2014 increased by $740,700 compared to the six months ended February 28, 2013, which was due mainly to increases in spending on salaries and legal fees.

We will continue to provide wholesale domestic water and wastewater services to customers in our service area and we will continue to operate and maintain our water and wastewater systems with our own employees.

Changes in Investing Activities – Investing activities in the six months ended February 28, 2014 consisted of the investment in our water system and purchase of assets of $519,100, the purchase of equipment of $2,200, and the receipt of $1,171,500 from the sale of two of our farms. Investing activities during the six months ended February 28, 2013, consisted of us selling $1,039,300 of marketable securities, the sale of 1.5 million pledged shares for $3.4 million (net of costs), and us investing $120,300 into our water and wastewater infrastructure.

Changes in Financing Activities – Financing activities in the six months ended February 28, 2014 consisted of payments on the promissory notes of $1,247,000 and payments to contingent liability holders of $4,500. Financing activities in six months ended February 28, 2013 consisted of the receipt of $41,400 from the County for the construction of Special Facilities, $9,800 in payments to contingent liability holders, and $806,100 of cash used to acquire the promissory notes defaulted upon by HP A&M.

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

Revenue Recognition

Our revenues consist mainly of tap fees, construction fees, monthly service fees, and beginning in fiscal 2013, farm operations. As further described in Note 1 – Presentation of Interim Information to the accompanying financial statements, proceeds from tap sales and construction fees are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. We recognize tap fees derived from agreements for which we construct infrastructure owned by others as revenue, along with the associated costs of construction, pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the three or six months ended February 28, 2014 or 2013.

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

Pursuant to the O&G Lease, during the year ended August 31, 2011, we received up-front payments of $1,243,400 from for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate we own at our Sky Ranch property. We began recognizing the up-front payments from the O&G Lease as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. During the fiscal year ended August 31, 2013, we received up-front payments of $12,540 for the purpose of exploring for, developing, producing and marketing oil and gas on 40 acres of mineral estate we own adjacent to the Lowry Range (the “Rangeview Lease”). During February 2014 we received an additional up-front payment of $1,243,400 to extend the O&G Lease by an additional two years to February 2016. We recognized $106,800 and $103,600 during the three months ended February 28, 2014 and 2013 of income royalty related to the up front payments related to the O&G Lease and the Rangeview Lease. We recognized $213,500 and $207,200 during the six months ended February 28, 2014 and 2013 of income royalty related to the up-front payments related to the O&G Lease and the Rangeview Lease.

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

Our Front Range and Arkansas River Water Rights

We determine the undiscounted cash flows for our Denver based assets and the Arkansas River assets (described below in the Tap Participation Fee section) by estimating tap sales to potential new developments in our service area and to communities along the Front Range using estimated future tap fees, less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs inevitably will vary significantly from our estimates, which could have a material impact on our consolidated financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2013, and determined that our Rangeview Water Supply (defined in Note 4 – Water Assets to the 2013 Annual Report) and Arkansas River water assets were not impaired and their costs were deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g. Sky Ranch and the Lowry Range, which are described in Note 4 – Water Assets to the 2013 Annual Report) as well as in surrounding areas, including the Front Range and the I-70 corridor. We estimate that we have the ability to provide wholesale water service to approximately 180,000 SFE’s using our combined Rangeview Water Supply and Arkansas River water assets, which have a carrying value of approximately $88.9 million as of February 28, 2014. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $24,620 and estimated gross margins, we estimate that we would need to sell the following number of new water connections to recover the costs of our Rangeview Water Supply and our Arkansas River water assets:

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

We updated the estimated discounted cash flow analysis as of February 28, 2014. Actual new home development in our service area and actual future tap fees inevitably will vary significantly from our estimates which could have a material impact on our consolidated financial statements as well as our results of operations. An important component in our estimate of the value of the TPF, which is based on historical trends, is that we reasonably expect water tap fees to continue to increase in the coming years. Tap fees are market based and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees are thus partially indicative of the increasing value of our water assets. We continue to assess the value of the TPF liability and update its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the TPF. Pursuant to the terms of the Asset Purchase Agreement dated May 10, 2006 (the “Arkansas River Agreement”), we believe we are entitled to reduce the TPF due to the defaults by HP A&M.

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

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include, among others, statements we make regarding:

•	the impact of housing and economic cycles on the number of connections we can serve with our water;
•	the number of new water connections needed to recover the costs of our Rangeview Water Supply and Arkansas River water assets;
•	increases in future water tap fees;
•	the amount of the “Tap Participation Fee” liability;
•	the sufficiency of our working capital and financing sources to fund our operations;
•	impairments in carrying amounts of long-lived assets;
•	changes in unrecognized tax positions;
•	forfeitures of option grants and vesting of non-vested options;
•	the impact of new accounting pronouncements;
•	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting;
•	plans for the use and development of our water assets;
•	our plans to provide water for drilling and “fracking” oil and gas wells;
•	expected development and growth in the area referred to as the “Front Range” of Colorado;
•	management of farms and the generation of revenues from such management;
•	anticipated results of foreclosure proceedings to which our properties and water rights are subject;
•	claims of HP A&M against the Company;
•	litigation and arbitration with the Land Board;
•	litigation with HP A&M;
•	our ability to reduce the Tap Participation Fee and recover damages from HP A&M; and
•	future fluctuations in the price and trading volume of our common stock.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of February 28, 2014 we have no investments. We have in the past, and anticipate in the future, that we will invest in certificates of deposit with stated maturities and locked interest rates and, therefore, will not be subject to interest rate fluctuations. We have no investments denominated in foreign country currencies and, therefore, our investments are not subject to foreign currency exchange risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of February 28, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

During the fiscal year ended August 31, 2013, foreclosure proceedings were commenced against 38 of the properties we acquired from HP A&M which are subject to promissory notes defaulted upon by HP A&M and secured by deeds of trust on our land and water rights. The proceedings were filed on various dates from January 9, 2013 through July 3, 2013, with the Public Trustees of Bent, Otero and Prowers Counties in Colorado and involve claims against HP A&M for its failure to pay the notes. On March 12, 2014, foreclosure proceedings were commenced with the Public Trustee of Bent County against two additional properties we acquired from HP A&M. PCY Holdings, LLC (“PCY Holdings”), our wholly owned subsidiary, has been the successful bidder in foreclosure sales of 37 of the properties we acquired from HP A&M. As of the date of this filing, six of our properties remain subject to foreclosure proceedings. These properties represent over 12% of our FLCC shares and approximately 16% of our farm land.

Foreclosure sales were conducted on three of our properties on August 28, 2013, and on a fourth property on September 4, 2013. PCY Holdings was the successful bidder in these foreclosure sales. On September 16, 2013, HP A&M filed a complaint against PCY Holdings and the Public Trustee for the County of Bent, Colorado, in the District Court, County of Bent, Colorado. HP A&M is seeking (i) a declaratory judgment that it is entitled to redeem the four properties from the foreclosure sales by paying the amount of the outstanding debt, plus fees, which is the amount we bid in the sales, and (ii) preliminary and permanent injunctions against the Public Trustee preventing the Public Trustee from issuing confirmation deeds for the foreclosure sales to PCY Holdings or anyone other than HP A&M. On November 20, 2013, the complaint was dismissed with prejudice, and judgment was entered in favor of the Public Trustee and PCY Holdings. The District Court ruled that “High Plains’ Complaint and Motion are baseless, without statutory authority, and are an attempt to obstruct the proper function of the office of the Public Trustee of Bent County, and PCY Holdings relative to the foreclosures of the four Subject Farms”. Further the District Court ruled “that High Plains’ Motion and its claims in its Verified Complaint are frivolous and groundless, and awards the Public Trustee of Bent County and PCY Holdings their attorneys’ fees and costs incurred in connection with this matter.” However in subsequent proceedings regarding a petition filed by PCY Holdings with the District Court requesting the removal of lis pendens filed against the four properties by HP A&M, the District Court determined on March 5, 2014 that the lis pendens were not spurious and awarded attorneys’ fees to HP A&M with respect to the petition. Responses to motions by both PCY Holdings and HP A&M regarding the attorneys’ fee awards have been stayed pending the outcome of the appeal, discussed below, of the District Court’s initial ruling against HP A&M.

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

Item 6.	Exhibits

Exhibits

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from our Quarterly Report on Form 10-Q for the period ending February 28, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the consolidated balance sheets as of February 28, 2014 and August 31, 2013, (ii) the consolidated statements of comprehensive income (loss) for the three and six months ended February 28, 2014 and 2013, (iii) the consolidated statements of cash flows for the six months ended February 28, 2014 and 2013, and (iv) the notes to the consolidated financial statements, tagged in accordance with Rule 406T.*+

*	Filed herewith.

+	In accordance with Rule 406T of Regulation S-T, information in Exhibit 101 is “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Mark W. Harding
Mark W. Harding
President and Chief Financial Officer

April 11, 2014

