Form 10-Q
period 2014-05-31
PURE CYCLE CORP
filed 2014-07-14
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2014
or
__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 14, 2014:

Common stock, 1/3 of $.01 par value	24,037,598
(Class)	(Number of Shares)

PURE CYCLE CORPORATION
INDEX TO MAY 31, 2014 FORM 10-Q

Page
PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements (unaudited)	3

Consolidated Balance Sheets:
May 31, 2014 and August 31, 2013 (audited)	3

Consolidated Statements of Comprehensive Income (Loss):
For the three and nine months ended May 31, 2014 and 2013	4

Consolidated Statements of Cash Flows:
For the nine months ended May 31, 2014 and 2013	5

Notes to Consolidated Financial Statements	6

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	35

Item 4 – Controls and Procedures	35

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	36

Item 6 – Exhibits	37

Signature Page	38

PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:	May 31, 2014	August 31, 2013
Current assets:	(unaudited)
Cash and cash equivalents	$2,876,115	$2,448,363
Trade accounts receivable	600,397	584,802
Sky Ranch receivable	50,915	57,303
Receivable from HP A&M	7,248,571	6,655,156
Land and water held for sale	1,829,365	-
Prepaid expenses	256,945	154,345
Total current assets	12,862,308	9,899,969

Investments in water and water systems, net	89,477,302	88,512,249
Land - Sky Ranch	3,665,317	3,768,029
Land and water held for sale	-	5,748,630
Note receivable - related party:
Rangeview Metropolitan District, including accrued interest	564,988	555,983
Other assets	87,645	133,471
Total assets	$106,657,560	$108,618,331

LIABILITIES:
Current liabilities:
Accounts payable	$945,534	$167,775
Current portion of promissory notes payable	1,185,244	4,668,943
Accrued liabilities	169,112	264,740
Deferred revenues	152,940	65,384
Deferred oil and gas lease payment	640,558	235,483
Total current liabilities	3,093,388	5,402,325

Deferred revenues, less current portion	1,183,181	1,232,220
Deferred oil and gas lease payment, less current portion	474,925	-
Promissory notes payable, less current portion	3,329,298	3,211,112
Participating Interests in Export Water Supply	1,188,550	1,192,910
Tap Participation Fee payable to HP A&M,
net of $7.5 million and $42.9 million discount, respectively	13,162,794	59,807,289
Total liabilities	22,432,136	70,845,856

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $.001 per share, 25 million shares authorized;
432,513 shares issued and outstanding
(liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized;
24,037,598 shares outstanding both periods presented	80,130	80,130
Additional paid-in capital	163,361,616	115,224,946
Accumulated deficit	(79,216,755)	(77,533,034)
Total shareholders' equity	84,225,424	37,772,475
Total liabilities and shareholders’ equity	$106,657,560	$108,618,331

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
Revenues:
Metered water usage	$314,231	$89,666	$1,028,641	$240,593
Wastewater treatment fees	11,366	10,069	33,472	31,384
Farm operations	328,801	296,085	855,686	963,935
Special facility funding recognized	10,377	10,377	31,131	31,131
Water tap fees recognized	3,574	3,574	10,721	10,721
Other	10,200	3,673	33,275	8,603
Total revenues	678,549	413,444	1,992,926	1,286,367

Expenses:
Water service operations	(94,058)	(59,552)	(307,526)	(137,820)
Wastewater service operations	(6,442)	(4,898)	(24,680)	(12,842)
Farm operations	(23,020)	(27,867)	(64,418)	(73,967)
Depletion and depreciation	(38,345)	(22,198)	(109,052)	(66,514)
Other	(12,295)	-	(33,289)	(20,673)
Total cost of revenues	(174,160)	(114,515)	(538,965)	(311,816)
Gross margin	504,389	298,929	1,453,961	974,551

General and administrative expenses	(848,326)	(460,479)	(2,153,217)	(1,602,130)
Depreciation	(7,157)	(55,481)	(30,087)	(165,308)
Operating loss	(351,094)	(217,031)	(729,343)	(792,887)

Other income (expense):
Oil and gas lease income, net	149,930	103,620	363,440	310,860
Easement income	87,409	-	85,591	-
Interest income	17,293	4,762	24,103	24,429
Other	15,372	1,395	57,356	6,176
Interest expense	(51,309)	(73,627)	(175,783)	(176,837)
Interest imputed on the Tap Participation Fee payable to HP A&M	(248,847)	(871,864)	(1,309,085)	(2,416,619)
Net loss	$(381,246)	$(1,052,745)	$(1,683,721)	$(3,044,878)
Unrealized income on marketable securities	-	56	-	1,081
Comprehensive loss	$(381,246)	$(1,052,689)	$(1,683,721)	$(3,043,797)
Net loss per common share – basic and diluted	$(0.02)	$(0.04)	$(0.07)	$(0.13)

Weighted average common shares outstanding – basic and diluted	24,037,598	24,037,598	24,037,598	24,037,598

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	May 31, 2014	May 31, 2013
Cash flows from operating activities:
Net loss	$(1,683,721)	$(3,044,878)
Adjustments to reconcile net loss to net cash
used for operating activities:
Imputed interest on Tap Participation Fee payable to HP A&M	1,309,085	2,416,619
Depreciation, depletion and other non-cash items	139,139	231,822
Investment in Well Enhancement Recover Systems, LLC	(37,193)
Stock-based compensation expense	183,090	42,252
Interest income and other non-cash items	(315)	1,763
Interest added to receivable from Rangeview Metropolitan District	(9,005)	(9,004)
Changes in operating assets and liabilities:
Trade accounts receivable	(15,595)	(136,033)
Sky Ranch receivable	6,388	(57,123)
Prepaid expenses	(102,600)	16,794
Receivable from HP A&M	(593,415)	(462,730)
Accounts payable and accrued liabilities	682,131	(116,004)
Interest accrued on agriculture land promissory notes	(84,784)	67,383
Deferred revenues	38,517	33,527
Deferred oil & gas lease	880,000	(310,860)
Net cash provided by (used in) operating activities	711,722	(1,326,472)

Cash flows from investing activities:
Investments in water, water systems, and land	(915,896)	(298,772)
Sales and maturities of marketable securities	-	1,101,367
Purchase of property and equipment	(2,250)	(34,000)
Proceeds from sale of farm land	3,919,265	-
Proceeds from sale of collateral stock	-	3,415,000
Net cash provided by investing activities	3,001,119	4,183,595

Cash flows from financing activities:
Arapahoe County construction proceeds	-	291,662
Payments to contingent liability holders	(4,360)	(16,535)
Payments made on promissory notes payable	(3,280,729)	(1,686,340)
Net cash used in financing activities	(3,285,089)	(1,411,213)
Net change in cash and cash equivalents	427,752	1,445,910
Cash and cash equivalents – beginning of period	2,448,363	1,623,517
Cash and cash equivalents – end of period	$2,876,115	$3,069,427

SUPPLEMENTAL DISCLSOURES OF NON-CASH ACTIVITIES
Reduction in Tap Participation Fee liability resulting from remedies under
the Arkansas River Agreement	$47,953,580
Accrued interest and penalties related to receivable from HP A&M and
related promissory notes		$78,900

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The May 31, 2014 consolidated balance sheet, the consolidated statements of comprehensive income (loss) for the three and nine months ended May 31, 2014 and 2013, respectively and the consolidated statements of cash flows for the nine months ended May 31, 2014 and 2013, respectively, have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at May 31, 2014, and for all periods presented have been made appropriately.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a high quality financial institution in an account which at various times during the nine months ended May 31, 2013, exceeded federally insured limits. There were no cash equivalents during the nine months ended May 31, 2014. At various times during the nine months ended May 31, 2014, the Company’s main operating accounts exceeded federally insured limits.

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

Accounts Receivable and Accounts Payable – The carrying amounts of accounts receivable and accounts payable approximate fair value due to the relatively short period to maturity for these instruments.

Long-term Financial Liabilities – The Comprehensive Amendment Agreement No. 1 the “CAA” is comprised of a recorded balance and an off-balance sheet or “contingent” obligation associated with the Company’s acquisition of its “Rangeview Water Supply” (defined in Note 4 below). The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (defined in Note 4 below). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value. The CAA is described further in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014

The recorded balance of the “Tap Participation Fee” liability (as described below) is its estimated fair value determined by projecting new home development in the Company’s targeted service area over an estimated development period.

Notes Receivable – Related Party – The fair value of the note receivable – related party: Rangeview Metropolitan District is not practical to estimate due to the related party nature of the underlying transaction.

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

Off-Balance Sheet Instruments – The Company’s off-balance sheet instruments consist entirely of the contingent portion of the CAA. Because repayment of this portion of the CAA is contingent on the sale of Export Water, which is not reasonably estimable, the Company has determined that the contingent portion of the CAA does not have a determinable fair value. See further discussion in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests In Export Water Supply.

Tap Participation Fee

This note should be read in conjunction with Note 4 – Long-Term Obligations and Operating Lease below.

Pursuant to the Asset Purchase Agreement dated May 10, 2006 (the “Arkansas River Agreement”), the Company is obligated to pay HP A&M a defined percentage of a defined number of water tap fees the Company receives after the date of the Arkansas River Agreement. A Tap Participation Fee (“TPF”) is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the three or nine months ended May 31, 2014 or 2013.

The Company imputes interest expense on the unpaid TPF using the effective interest method over an estimated period which is utilized in the valuation of the liability. The Company imputed interest of $248,800 and $871,900 during the three months ended May 31, 2014 and 2013, respectively. The Company imputed interest of $1,309,100 and $2,416,600 during the nine months ended May 31, 2014 and 2013, respectively.

Due to HP A&M’s default, and the Company’s remedies under the Arkansas River Agreement, the Company has retired certain water taps subject to the TPF and at May 31, 2014, there remain 3,736 water taps subject to the TPF.

Revenue Recognition

Tap and Construction Fees – In August 2005, the Company entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”). In fiscal 2006, the Company began recognizing water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2013 Annual Report) constructed to provide service to the County. The Company recognized $3,600 of water tap fee revenues during each of the three months ended May 31, 2014 and 2013, respectively. The Company recognized $10,700 of water tap fee revenues during each of the nine months ended May 31, 2014 and 2013, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the CAA as further described in Note 4 – Long-Term Obligations and Operating Lease below.

The Company recognized $10,400 of “Special Facilities” (defined in the 2013 Annual Report) funding as revenue during each of the three months ended May 31, 2014 and 2013, respectively. The Company recognized $31,100 of Special Facilities funding as revenue during each of the nine months ended May 31, 2014 and 2013, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 2 – Summary of Significant Accounting Policies to the 2013 Annual Report.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014

As of May 31, 2014 and August 31, 2013, the Company has deferred recognition of approximately $1,248,600 and $1,297,600, respectively of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

Farm Operations – The Company leases its Arkansas River water and land to area farmers who actively farm the properties. The Company records farm lease income ratably each month based on estimated annual lease income the Company anticipates collecting from its land and water leases. The Company recorded these amounts as receivables, less an estimated allowance for uncollectible accounts. The allowance as of May 31, 2014 and August 31, 2013, was determined by the Company’s specific review of all past due accounts. The Company has recorded allowances for doubtful accounts totaling $41,100 as of May 31, 2014 and August 31, 2013. As of May 31, 2014 and August 31, 2013 the Company has recorded deferred revenue of $87,600 and $122,000, respectively, on its farm income related to billings for future periods. The Company manages the farm lease business as a separate line of business from the wholesale water and wastewater business.

Royalty and other obligations – Revenues from the sale of Export Water are shown net of royalties payable to the Land Board. Revenues from the sale of water on the “Lowry Range” (described in Note 4 – Water Assets to the 2013 Annual Report) are shown net of the royalties to the Land Board and the amounts retained by the District.

Oil and Gas Lease Payments – As further described in Note 2 – Summary of Significant Accounting Policies to the 2013 Annual Report, on March 10, 2011, the Company entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”), a wholly owned subsidiary of Anadarko Petroleum Company. In December of 2012 the O&G Lease was purchased by a wholly owned subsidiary of ConocoPhillips Company. Pursuant to the O&G Lease, during the year ended August 31, 2011, the Company received up-front payments of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its “Sky Ranch” property (described in Note 4 – Water Assets to the 2013 Annual Report). The Company began recognizing the up-front payments as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. The Company received an additional payment of $1,243,400 during February 2014 to extend the O&G Lease an additional two years through February 2016, which will be recognized as income on a straight-line basis over two years (the extension term of the O&G Lease). During the fiscal year ended August 31, 2013, the Company received an up-front payment of $12,540 for the purpose of exploring for, developing, producing, and marketing oil and gas on 40 acres of mineral estate the Company owns adjacent to the Lowry Range (the “Rangeview Lease”). During the three months ended May 31, 2014 and 2013, the Company recognized $149,900 and $103,600, respectively, of income and royalty related to the up-front payments received pursuant to the O&G Lease and the Rangeview Lease. During the nine months ended May 31, 2014 and 2013, the Company recognized $363,400 and $310,900, respectively, of income and royalty related to the up-front payments received pursuant to the O&G Lease and the Rangeview Lease.

As of May 31, 2014 and August 31, 2013, the Company has deferred recognition of $1,115,500 and $431,800, respectively of income related to the O&G Lease and the Rangeview Lease, which will be recognized into income ratably through February 2016.

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
MAY 31, 2014

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

Income taxes

The Company uses a "more-likely-than-not" threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits as of May 31, 2014.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2011 through fiscal 2013. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At May 31, 2014, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three or nine months ended May 31, 2014 and 2013.

Loss per Common Share

Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 380,100 and 247,600 common share equivalents were outstanding as of May 31, 2014 and 2013, respectively, and have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

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

In May 2014, FASB issued ASU No. 2014-09 “Revenue from Contracts from Customers,” which supercedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 Is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted. The Company is currently evaluating the new standard.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange with the exception of cash and cash equivalents. The Company had none of these instruments at May 31, 2014 or August 31, 2013.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had no Level 2 assets or liabilities at May 31, 2014 or August 31, 2013.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at May 31, 2014 and August 31, 2013, the TPF liability, which is described in greater detail in Note 4 – Long-Term Obligations and Operating Lease below.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014

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

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of May 31, 2014:

Fair Value Measurement Using

		Cost / Other	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Unrealized
	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)	Gain
Tap Participation Fee liability	$13,162,800	$13,162,800	$-	$-	$13,162,800	$-

Although not required, the Company deems the following table, which presents the changes in the TPF for the nine months ended May 31, 2014, to be helpful to the users of its consolidated financial statements:

	Fair Value Measurement using Significant Unobservable Inputs (Level 3)
	Gross Estimated Tap Participation Fee Liability	Tap Participation Fee Reported Liability	Discount - to be imputed as interest expense in future periods
Balance at August 31, 2013	$102,681,900	$59,807,300	$42,874,600
Total gains and losses (realized and unrealized):	-	-	-
Imputed interest recorded as "Other Expense"	-	1,309,100	(1,309,100)
Purchases, sales, issuances, payments, and reductions resulting from foreclosures	(82,068,300)	(47,953,600)	(34,114,700)
Transfers in and/or out of Level 3	-	-	-
Balance at May 31, 2014	$20,613,600	$13,162,800	$7,450,800

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014

NOTE 3 – INVESTMENTS IN WATER, WATER SYSTEMS, LAND AND IMPROVEMENTS

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 – Water Assets to the 2013 Annual Report. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three and nine months ended May 31, 2014.

The Company’s water, water systems, land and improvements consist of the following costs and accumulated depreciation and depletion at May 31, 2014 and August 31, 2013:

	May 31, 2014		August 31, 2013
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Arkansas River Valley assets	$69,113,400	$(1,488,600)	$69,112,300	$(1,487,700)
Rangeview water supply	14,490,000	(8,000)	14,667,000	(7,700)
Sky Ranch water rights and other costs	4,292,000	(87,100)	3,915,100	(79,800)
Fairgrounds water and water system	2,899,900	(688,600)	2,899,900	(622,600)
Rangeview water system	167,700	(76,600)	167,700	(72,800)
Water supply – other	931,300	(68,100)	43,200	(22,400)
Totals	91,894,300	(2,417,000)	90,805,200	(2,293,000)
Net investments in water and water systems	$89,477,300		$88,512,200

Capitalized terms in this section not defined herein are defined in Note 4 – Water Assets to the 2013 Annual Report.

Depletion and Depreciation. The Company recorded $100 of depletion charges during each of the three month periods ended May 31, 2014 and 2013, respectively. The Company recorded $300 of depletion charges during each of the nine month periods ended May 31, 2014 and 2013, respectively. This related entirely to the Rangeview Water Supply. No depletion is taken against the Arkansas River water or Sky Ranch Water Supply because the water located at these locations is not yet being utilized for its intended purpose as of May 31, 2014.

The Company recorded $45,400 and $77,600 of depreciation expense during the three months ended May 31, 2014 and 2013, respectively. The Company recorded $138,800 and $231,500 of depreciation expense during the nine months ended May 31, 2014 and 2013, respectively.

Land and Water Shares Held for Sale. During fiscal 2012, management decided to sell certain farms in order to have cash flows sufficient to acquire the notes defaulted upon by HP A&M and to meet the future obligations on the promissory notes the Company issued to purchase the defaulted notes owed by HP A&M. During the nine months ended May 31, 2014 the Company sold 1,886 acres of land along with 2,081 FLCC shares associated with the land. The Company has entered into agreements to sell an additional approximately 299 acres of land along with 1,140 FLCC shares. The assets held for sale total $1.8 million, which is the lower of cost or fair value less cost to sell.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014

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

In fiscal years 2007 and 2008, in order to reduce the long term impact of the CAA, the Company repurchased various portions of the CAA obligations in priority. The Company did not make any CAA acquisitions during the three or nine months ended May 31, 2014 and 2013. As a result of the acquisitions, and due to the sale of Export Water, as detailed in the table below, the remaining potential third party obligation at May 31, 2014, is $3.4 million:

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third party Obligation	Paticipating Interests Liability	Contingency
Original balances	$–	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2013:
Acquisitions	–	28,077,500	(28,077,500)	(9,790,000)	(18,287,500)
Option payments - Sky Ranch
and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees *	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	269,300	(188,500)	(80,800)	(28,100)	(52,700)
Balance at August 31, 2013	912,700	27,692,100	3,421,400	1,192,900	2,228,500
Fiscal 2014 activity:
Export Water sale payments	42,600	(29,800)	(12,800)	(4,400)	(8,400)
Balance at May 31, 2014	$955,300	$27,662,300	$3,408,600	$1,188,500	$2,220,100

 * The Arapahoe County tap fees are less $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first three payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive $4.9 million of the remaining first priority payout (the remaining entire first priority payout totals $7.1 million as of May 31, 2014).

Subsequent to the end of the quarter, on July 10, 2014, the Company and the District entered into a settlement agreement with respect to the lawsuit filed in December 2011 by the Company and the District against the Land Board.  In conjunction with the settlement the Land Board assigned its right to receive approximately $2.4 million from the future sales of Export Water under the CAA to the Company.  See Note 11 – Subsequent Events.

Arkansas River Agreement Obligations

The Tap Participation Fee. The $13.2 million TPF liability at May 31, 2014, represents the estimated discounted fair value of the Company’s obligation to pay HP A&M 20% of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 3,736 water taps sold by the Company.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014

Initially the obligation was to pay 10% of the Company’s gross proceeds, or the equivalent thereof, from the sale of 40,000 water taps sold after the date of the Arkansas River Agreement. The 40,000 water taps were reduced to 3,736 water taps as a result of (i) sales of Arkansas River Valley land in 2006 and 2009, (ii) the sale of unutilized water rights owned by the Company in the Arkansas River Valley in 2007, (iii) the election made by HP A&M, effective September 1, 2011, pursuant to the Arkansas River Agreement, to increase the TPF percentage from 10% to 20%, and to take a corresponding 50% reduction in the number of taps subject to the TPF, (iv) the allocation of 26.9% of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expenses for managing the leases and a reasonable overhead allocation) received by HP A&M from management of the farm leasing operations from September 1, 2011 to August 3, 2012 prior to termination of the Property Management Agreement, and (v) the reduction of 15,691 taps as the result of foreclosures on certain farms pursuant to the remedies outlined in the Arkansas River Agreement (2,233 in fiscal 2013 and 13,458 in the nine month period ended May 31, 2014).

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

Utilizing this historical information, the Company projected an estimated new home development pattern in its targeted service area sufficient to cover the sale of the water taps subject to the TPF at the date of the revaluation, May 31, 2014. The Company revalued the TPF payable as of August 31, 2013 and May 31, 2014 due to the reduction of taps subject to the TPF as a result of the exercise of remedies under the Arkansas River Agreement. The estimated proceeds generated from the sale of those water taps resulted in estimated payments to HP A&M over the life of the projected development period of $20.6 million, which is a decrease of $82.1 million from the previous valuation completed at August 31, 2013 ($102.7 million). The estimated proceeds as of August 31, 2013 was estimated to be $102.7 million, a decrease of $17.9 million from the previous valuation in fiscal 2012. The estimated payments to HP A&M are then discounted to the current valuation date and the difference between the amount reflected on the Company’s balance sheet at the valuation date and the total estimated payments is imputed as interest expense over the estimated development time using the effective interest method. The implied interest rate for the most recent valuation was 6.8%.

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

Payment of the TPF may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events. Pursuant to the default provisions of the Company’s agreement with HP A&M, the Company reduced the discounted present value of the TPF by $11.7 million during the fiscal year-end August 31, 2013 and an additional $47.9 million during the nine months ended May 31, 2014. The Company recorded the decrease in the TPF payable as an equity transaction due to the related party nature of the original transaction. Through May 31, 2014, $28.4 million of interest has been imputed since the acquisition date, recorded using the effective interest method.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014

During fiscal year 2013, four of the farms and one FLLC certificate representing water rights only went through foreclosure proceedings due to the defaults by HP A&M. The Company’s agreement with HP A&M provides for a reduction of the number of water taps subject to the TPF payable to HP A&M in the event the farms or water rights are subject to foreclosure proceedings or other risks of loss. During fiscal year 2013, the Company reduced the number of taps by 2,233 taps and the discounted present value of the Tap Participation Fee by a total of approximately $11.7 million as a result of the foreclosures. As of August 31, 2013, there were 17,194 taps subject to the Tap Participation Fee. During the nine months ended May 31, 2014, an additional 31 farms and one FLCC certificate representing water rights only, collectively including 8,545 FLCC shares, were foreclosed resulting in a reduction of the number of taps subject to the TPF by an additional 13,458 taps (approximately $47.9 million of the TPF), leaving 3,736 taps subject to the Tap Participation Fee. Subsequent to May 31, 2014, an additional 901 FLCC shares, were foreclosed resulting in a reduction of the number of taps subject to the TPF by an additional 1,665 taps (approximately $5.7 million of the TPF), leaving 2,071 taps (approximately $7.5 million) subject to the TPF.

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

To protect its land and water interests, during the fiscal year ended August 31, 2013, the Company purchased approximately $7.0 million of the $9.6 million notes payable by HP A&M. During the nine months ending May 31, 2014 the Company purchased an additional approximately $2.4 million of notes payable by HP A&M. The Company is in the process of settling the remaining $245,000 in notes with the holders of these notes. HP A&M continues to be liable for making the required payments on the notes, and the Company is pursuing remedies to recover the costs and expenses, including attorneys’ fees, incurred by the Company in protecting the rights and title to the land and water rights securing the notes payable by HP A&M, including the costs incurred in purchasing the notes defaulted on by HP A&M. The amount owed on the outstanding notes was approximately $4.5 million, including accrued interest of $37,200 and approximately $7.9 million, including accrued interest of $122,000, at May 31, 2014 and August 31, 2013, respectively.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014

Operating Lease

Effective January 2013, the Company entered into an operating lease for 1,200 square feet of office space. The lease has a two year term with payments of $1,530 per month.

NOTE 5 – SHAREHOLDERS’ EQUITY

The Company maintains the 2014 Incentive Plan (the “2014 Incentive Plan”), which was approved by shareholders in January 2014 and became effective April 12, 2014. Executives, eligible employees, consultants and non-employee directors are eligible to receive options and stock grants pursuant to the 2014 Incentive Plan. Pursuant to the 2014 Incentive Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the Board. The Company has reserved 1.6 million shares of common stock for issuance under the 2014 Incentive Plan. No awards have been made under the 2014 Incentive Plan. Prior to the effective date of the 2014 Incentive Plan, the Company granted stock awards to eligible participants under its 2004 Incentive Plan (the “2004 Equity Plan”), which expired April 11, 2014. No additional awards may be granted pursuant to the 2004 Equity Plan; however, awards outstanding as of April 11, 2014, will continue to vest and expire and may be exercised in accordance with the terms of the 2004 Equity Plan.

The following table summarizes the stock option activity for the 2004 Equity Plan for the nine months ended May 31, 2014:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Oustanding at August 31, 2013	347,500	$5.62
Granted	32,500	6.08
Exercised	-	-
Forfeited or expired	-	-
Outstanding at May 31, 2014	380,000	$5.66	6.32	$421,095
Options exercisable at May 31, 2014	247,500	$5.67	4.59	$452,175

The following table summarizes the activity and value of non-vested options under the 2004 Equity Plan as of and for the nine months ended May 31, 2014:

	Number of Options	Weighted-Average Grant Date Fair Value
Non-vested options oustanding at beginning of period	132,500	$3.80
Granted	32,500	4.09
Vested	(32,500)	2.36
Forfeited	-	-
Options not vested at May 31, 2014	132,500	$4.22

All non-vested options are expected to vest. The total fair value of options vested was nil for each of the three months ended May 31, 2014 and May 31, 2013. The total fair value of options vested for the nine months ended May 31, 2014 and May 31, 2013 was $76,800 and $18,800, respectively.

Stock-based compensation expense was $68,800 and $19,200 for the three months ended May 31, 2014 and 2013, respectively. Stock-based compensation expense was $183,100 and $42,300 for the nine months ended May 31, 2014 and 2013, respectively.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014

At May 31, 2014, the Company had unrecognized expenses relating to non-vested options that are expected to vest totaling $403,600 which have a weighted average life of less than three years. The Company has not recorded any excess tax benefits to additional paid-in capital.

NOTE 6 – RELATED PARTY TRANSACTIONS

On December 16, 2009, the Company entered into a Participation Agreement with Rangeview Metropolitan District (“District”), whereby the Company agreed to provide funding to the District in connection with the District joining the South Metro Water Supply Authority (“SMWSA”). The Company provided $50,000 of funding to the District pursuant to the Participation Agreement during each of the three months ended May 31, 2014 and 2013, respectively. The Company provided $130,000 and $89,500 of funding to the District pursuant to the Participation Agreement during the nine months ended May 31, 2014 and 2013, respectively. These amounts were expensed at the time of funding.

In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at May 31, 2014) and matured on December 31, 2013. The Company extended the maturity date of the loan to December 31, 2015. The $565,000 balance of the note receivable at May 31, 2014, includes borrowings of $229,300 and accrued interest of $335,700.

NOTE 7 – SIGNIFICANT CUSTOMERS

The Company sells wholesale water and wastewater services to the District pursuant to the Rangeview Water Agreements (defined in Note 4 – Water Assets to the 2013 Annual Report). Sales to the District accounted for 12% and 36% of the Company’s total water and wastewater revenues for the three months ended May 31, 2014 and 2013, respectively. Sales to the District accounted for 11% and 41% of the Company’s total water and wastewater revenues for the nine months ended May 31, 2014 and 2013, respectively. The District has one significant customer. Pursuant to the Rangeview Water Agreements the Company is providing water and wastewater services to this customer on behalf of the District. The District’s significant customer accounted for 10% and 31% of the Company’s total water and wastewater revenues for the three months ended May 31, 2014 and 2013, respectively. The District’s significant customer accounted for 9% and 35% of the Company’s total water and wastewater revenues for the nine months ended May 31, 2014 and 2013, respectively.

Revenues related to the provision of water for the oil and gas industry to one customer accounted for 84% and 49% of the Company’s water and wastewater revenues for the three months ended May 31, 2014 and 2013, respectively. Revenues related to the provision of water for the oil and gas industry one customer accounted for 86% and 50% of the Company’s water and wastewater revenues for the nine months ended May 31, 2014 and 2013, respectively.

The Company had accounts receivable from the District which accounted for 11% and 14% of the Company’s trade receivables balances at May 31, 2014 and August 31, 2013, respectively. Accounts receivable from the District’s largest customer accounted for 9% and 12% of the Company’s trade receivables as of May 31, 2014 and August 31, 2013, respectively. Accounts receivable from industrial water sales accounted for 26% and 27% of the Company’s trade receivable balances at May 31, 2014 and August 31, 2013.

NOTE 8 – ACCRUED LIABILITIES

At May 31, 2014, the Company had accrued liabilities of $169,100, of which $59,600 was for estimated property taxes, $47,900 was for professional fees, $22,300 was for farm lease prepayments, and $39,300 related to operating payables.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014

Because each of the lawsuits below involves complex legal issues and uncertainties, the Company has determined that no accruals for losses related to the lawsuits are reasonably estimable or deemed reasonably likely as of May 31, 2014.

In December 2011, the Company and the District filed a lawsuit against the State of Colorado acting by and through the Land Board. The complaint was filed with the District Court, City and County of Denver, State of Colorado. The Company and the District are claiming that the Land Board breached, and will breach, agreements entered into by the Land Board with the Company and the District in connection with a 1996 settlement agreement. Those agreements include (i) the Amended and Restated Water Lease, dated as of April 11, 1996, between the Land Board and the District (the “Lease”) and (ii) the Service Agreement of the same date between the Company and the District. As initially reported in a Current Report on Form 8-K filed on November 29, 2011, the Land Board issued a Request for Proposal that included a draft lease agreement related to oil and gas rights at the Land Board’s Lowry Range. The Land Board subsequently entered into an oil and gas lease for the Lowry Range, which the Company believes does not protect the Company’s exclusive rights. As a result of this breach, the Company and the District are claiming damages to be proven at trial. Subsequent to the end of the quarter, on July 10, 2014, the Company and the District entered into a settlement agreement with respect to this lawsuit and certain claims related to operational issues under the Lease (discussed below) which the parties had previously agreed to submit to arbitration.  Pursuant to the settlement, the Company, the District, and the Land Board have entered into a new agreement which amends and restates the Lease.  For a more detailed discussion of the terms of the settlement, see the Current Report on Form 8-K filed on July 14, 2014.

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

The Company filed a lawsuit against HP A&M in the District Court, City and County of Denver, State of Colorado on April 4, 2014, alleging HP A&M breached the Arkansas River Agreement, Seller Pledge Agreement and Property Management Agreement, among other ways, by failing to (i) pay, perform and discharge its obligations when due or otherwise pursuant to the Excluded Indebtedness, (ii) cure defaults under the Notes and Deeds of Trust applicable to the Excluded Indebtedness, and (iii) use Net Revenue, pursuant to the Property Management Agreement, to pay Excluded Indebtedness. As a result of these breaches, the Company is claiming damages to be proven at trial, and estimated as of the date of the lawsuit to be not less than $8 million. HP A & M filed its answer on May 30, 2014, asserting affirmative defenses and counterclaims, including, among others, breach of contract and breach of implied covenant of good faith and fair dealing and requesting damages in an amount to be proven at trial.

The Land Board asserted certain counterclaims in the lawsuit described above that relate to operational disputes under the Lease. On June 14, 2013, the Company, the District and the Land Board entered into an Arbitration Agreement pursuant to which the parties have agreed to submit three counterclaims under the Lease to binding arbitration: (i) whether revenue from wastewater services are subject to royalties under the Lease and the appropriate payment for a right-of-way for a wastewater reclamation facility, (ii) whether Export Water royalties are owed on a net or gross proceeds basis, and (iii) if, and/or how water from the four aquifers under the Lowry Range should be blended for sale, as well as any related claims of the Company and the District for offset, credit or overpayment of previous royalties paid and defenses to the three claims. The counterclaims have been dismissed from the lawsuit without prejudice. An arbitrator has not yet been selected, so the timing of resolution of these claims is unknown. Because the arbitration has not proceeded past the agreement stage and the outcome is uncertain, the Company has determined that accruals for losses related to the arbitration are not reasonably estimable or deemed reasonably likely as of May 31, 2014.  As described above, subsequent to the end of the quarter, on July 10, 2014, the Company and the District entered into a settlement agreement with respect to the lawsuit.  The settlement agreement also settled the claims which the parties had agreed to submit to arbitration.  For a more detailed discussion of the terms of the settlement, see the Current Report on Form 8-K filed on July 14, 2014.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014

During the fiscal year ended August 31, 2013, foreclosure proceedings were commenced against 38 of the properties acquired by the Company from HP A&M which are subject to promissory notes defaulted upon by HP A&M and secured by deeds of trust on the Company’s land and water rights. The proceedings were filed on various dates from January 9, 2013 through July 3, 2013, with the Public Trustees of Bent, Otero and Prowers Counties in Colorado and involve claims against HP A&M for its failure to pay the notes. In addition one proceeding was commenced in 2013 against water rights pursuant to the Colorado Uniform Commercial Code (the “UCC”). On March 12, 2014, foreclosure proceedings were commenced with the Public Trustee of Bent County against two additional properties acquired by the Company from HP A&M. On May 5, 2014, a foreclosure proceeding pursuant to the UCC was commenced against one FLCC certificate representing water rights only. As of the date of this filing, PCY Holdings, LLC (“PCY Holdings”), the Company’s wholly owned subsidiary has been the successful bidder in foreclosure sales of 37 of the properties acquired by the Company from HP A&M (including one completed after the end of the quarter), and the Company terminated one foreclosure proceeding by curing HP A&M’s default. As of the date of this report four of our properties remain subject to foreclosure proceedings. These three properties represent less than 9% of the Company’s FLLC shares and less than 15% of the Company’s original Arkansas River land acquired from HP A&M.

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

On January 3, 2014 HP A&M filed a notice of appeal of the judgment with the Colorado Court of Appeals. If HP A&M wins on appeal, the Company could lose these four properties, subject to its remedies under the Arkansas River Agreement. The Company intends to vigorously defend any appeal of this ruling and to pursue the remedies against HP A&M for the defaults. Because the timing and outcome of the appeal is uncertain, the Company has determined that accruals for losses related to the appeal are not reasonably estimable or deemed reasonably likely at this time.

NOTE 10 – SEGMENT INFORMATION

The Company operates primarily in two lines of business: (i) the wholesale water and wastewater business; and (ii) the agricultural farming business. The Company provides wholesale water and wastewater services to customers using water rights owned by the Company and develops infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater. The Company’s agricultural business consists of the Company leasing its Arkansas River Valley land and water to area farmers under cash leases or in certain cases crop share leases. The following tables show information by operating segment for the three and nine months ended May 31, 2014 and 2013:

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014

Three Months Ended May 31, 2014

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total

Revenues	$335,800	$328,800	$13,900	$678,500
Gross profit	184,700	305,800	13,900	504,400
Depreciation	7,200	-	-	7,200
Other significant noncash items:
Stock-based compensation	-	-	68,800	68,800
TPF interest expense	248,800	-	-	248,800
Segment assets	96,813,900	6,571,000	3,272,700	106,657,600
Expenditures for segment assets	399,000	-	-	399,000

Three Months Ended May 31, 2013

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total

Revenues	$99,700	$296,100	$17,600	$413,400
Gross profit	13,100	268,200	17,600	298,900
Depreciation	55,500	-	-	55,500
Other significant noncash items:
Stock-based compensation	-	-	19,200	19,200
TPF interest expense	871,900	-	-	871,900
Segment assets	93,329,600	6,610,300	9,028,400	108,968,300
Expenditures for segment assets	178,500	-	-	178,500

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2014

Nine Months Ended May 31, 2014

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total

Revenues	$1,095,400	$855,700	$41,900	$1,993,000
Gross profit	620,800	791,300	41,900	1,454,000
Depreciation	30,100	-	-	30,100
Other significant noncash items:
Stock-based compensation	-	-	183,100	183,100
TPF interest expense	1,309,100	-	-	1,309,100
Segment assets	96,813,900	6,571,000	3,272,700	106,657,600
Expenditures for segment assets	918,100	-	-	918,100

Nine Months Ended May 31, 2013

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total

Revenues	$272,000	$963,900	$50,500	$1,286,400
Gross profit	34,100	890,000	50,500	974,600
Depreciation	165,300	-	-	165,300
Other significant noncash items:
Stock-based compensation	-	-	42,300	42,300
TPF interest expense	2,416,600	-	-	2,416,600
Segment assets	93,329,600	6,610,300	9,028,400	108,968,300
Expenditures for segment assets	298,800	-	-	298,800

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to the Company’s quarter end, an additional 901 FLCC shares have been obtained through the foreclosure proceedings resulting in a reduction of the number of taps subject to the TPF by 1,655 taps and a corresponding reduction to the TPF payable of approximately $5.7 million and leaving 2,071 taps subject to the TPF.

Subsequent to the Company’s quarter end, the Company borrowed $1,750,000 from a banking institution. The note has a 20 year term, requires semi-annual payments, and carries a 5.27% per annum rate. The note is secured by nine of the Company's farms totaling 1,345.73 acres, 1,538.4 FLCC shares, and an assignment of a HP A&M note and deed of trust with a balance due of approximately $535,000, which is secured by 623 FLCC shares.

Subsequent to the end of the quarter, on July 10, 2014, the Company and the District entered into a settlement agreement with respect to the lawsuit filed in December 2011 by the Company and the District against the Land Board involving certain claims arising out of or related to the Lease.  The settlement agreement also settles certain claims related to operational issues under the Lease which the parties had previously agreed to submit to arbitration.  Pursuant to the settlement, the Company, the District, and the Land Board have entered into a new agreement which amends and restates the Lease.  In conjunction with the settlement, the Land Board assigned its right to receive approximately $2.4 million from the future sales of Export Water under the CAA to the Company.  For a more detailed discussion of the terms of the settlement, see the Current Report on Form 8-K filed on July 14, 2014.

*****

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The discussion and analysis below includes forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” in our Annual Report on Form 10-K, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and periods that follow to differ materially from those expressed in, or implied by those forward-looking statements. Readers are cautioned that forward-looking statements contained in this Form 10-Q should be read in conjunction with our disclosure under the heading “Disclosure Regarding Forward-Looking Statements” below.

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

The following section focuses on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:

•	Revenue generated from providing wholesale water and wastewater services;
•	Revenues generated from agricultural operations;
•	Expenses associated with developing our water assets; and
•	Cash available to continue development of our water rights and service agreements.

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

We currently provide wholesale water service predominately to two local governmental entity customers. Our largest wholesale domestic customer is the Rangeview Metropolitan District (the “District”), a quasi-municipal political subdivision of the State of Colorado, which is described further below. We provide service to the District and its end-use customers pursuant to “The Rangeview Water Agreements” (defined below) between us and the District for the provision of wholesale water service to the District for use in the District’s service area. Through the District, we serve 258 Single Family Equivalent (“SFE”) (as defined below) water connections and 157 SFE wastewater connections located in southeastern metropolitan Denver. We also provide water service for industrial use.

We plan to utilize our significant water assets along with our adjudicated reservoir sites to provide wholesale water and wastewater services to local governmental entities which in turn will provide residential/commercial water and wastewater services to communities along the eastern slope of Colorado in the area extending essentially from Fort Collins on the north to Colorado Springs on the south, which is generally referred to as the “Front Range.” Principally we target the “I-70 corridor,” which is located east of downtown Denver and south of the Denver International Airport. This area is predominately undeveloped and is expected to experience substantial growth over the next 30 years. We also plan to continue to provide water service to commercial and industrial customers.

Agricultural Operations and Leasing

Approximately 83% of our farm operations are managed through cash lease arrangements with local area farmers whereby we charge a fixed fee, billed semi-annually in March and November, to lease our land and the water for agricultural purposes to tenant farmers. Approximately 17% of our farm operations are managed through crop share leases, pursuant to which we and the tenant farmer jointly share in the gross revenues generated from the crops grown under a 75% farmer, 25% landlord participation. The majority of crops grown on our farms are alfalfa, with a number of acres also planted in corn, sorghum, and wheat. We will continue to review and evaluate ways to enhance the performance of our approximately 14,900 acres of farm land through relationships with area farmers.

We also own 931 acres of land along the I-70 corridor east of Denver, Colorado. We are currently leasing this land to an area farmer until such time as the property can be developed.

These land interests are described in the Arkansas River Water and Land and Sky Ranch sections of Note 4 - Water Assets to the 2013 Annual Report.

Results of Operations

Executive Summary

The results of our operations for the three and nine months ended May 31, 2014 and 2013 are as follows:

Table 1
Three Months Ended:
	May 31, 2014	May 31, 2013	$ Change	% Change
Millions of gallons of water delivered	31.6	11.8	19.8	168%
Water revenues generated	$314,200	$89,700	$224,500	250%
Operating costs to deliver water	$94,100	$59,600	$34,500	58%
(excluding depreciation and depletion)
Water delivery gross margin %	70%	34%

Wastewater treatment revenues	$11,400	$10,100	$1,300	13%
Operating costs to treat wastewater	$6,400	$4,900	$1,500	31%
Wastewater treatment gross margin %	44%	51%

Tap and specialty facility revenues	$14,000	$14,000	$-	0%

Farm operations revenues	$328,800	$296,100	$32,700	11%
Farm operating costs	$23,000	$27,900	$(4,900)	-18%
Farm operations gross margin %	93%	91%

General and administrative expenses	$848,300	$460,500	$387,800	84%
Net losses	$381,200	$1,052,700	$(671,500)	-64%

Table 1a
Nine Months Ended:
	May 31, 2014	May 31, 2013	$ Change	% Change
Millions of gallons of water delivered	103.7	30.8	72.9	237%
Water revenues generated	$1,028,600	$240,600	$788,000	328%
Operating costs to deliver water	$307,500	$137,800	$169,700	123%
(excluding depreciation and depletion)
Water delivery gross margin %	70%	43%

Wastewater treatment revenues	$33,500	$31,400	$2,100	7%
Operating costs to treat wastewater	$24,700	$12,800	$11,900	93%
Wastewater treatment gross margin %	26%	59%

Tap and specialty facility revenues	$41,900	$41,900	$-	0%

Farm operations revenues	$855,700	$963,900	$(108,200)	-11%
Farm operating costs	$64,400	$74,000	$(9,600)	-13%
Farm operations gross margin %	92%	92%

General and administrative expenses	$2,153,200	$1,602,100	$551,100	34%
Net losses	$1,683,700	$3,044,900	$(1,361,200)	-45%

Water Usage Revenues

Our water service charges include a fixed monthly fee and a fee based on actual amounts of water used, which is based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established based on the average of three surrounding water providers.

Water deliveries increased 168% and water revenues increased 250% during the three months ended May 31, 2014, compared to the three months ended May 31, 2013, respectively. Water deliveries increased 237% and water revenues increased 328% during the nine months ended May 31, 2014, compared to the nine months ended May 31, 2013, respectively. Both deliveries and sales increased primarily as a result of the addition of water sales to the oil and gas industry, which was used primarily to frack wells drilled into the Niobrara formation. Our revenue increased by a greater margin then our deliveries due to meter rates for fracking water compared to rates received from customers that have acquired taps. The following table details the sources of our sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for the three and nine months ended May 31, 2014.

Table 2 - Water Revenue Summary
	Three Months Ending May 31, 2014			Nine Months Ending May 31, 2014
Customer Type	Sales	kgal	Average per kgal	Sales	kgal	Average per kgal
On Site - Commercial	$28,600	4,350.2	$6.57	$78,800	12,540.2	$6.28
Export-Commercial	7,500	487.2	15.39	17,100	3,141.6	5.44
Fracking	278,100	26,772.9	10.39	932,700	88,054.4	10.59
	$314,200	31,610.3	$9.94	$1,028,600	103,736.2	$9.92

The gross margins on delivering water increased to 70% during the three months ended May 31, 2014 from 34% during the three months ended May 31, 2013. The gross margins on delivering water increased to 70% during the nine months ended May 31, 2014 from 43% during the nine months ended May 31, 2013. The increases were primarily due to the increased volume of water sold and selling water at higher tiered rates.

Wastewater Treatment Revenues

Our wastewater customer is charged based on the amount of wastewater treated.

Wastewater fees increased 13% during the three months ended May 31, 2014, compared to the three months ended May 31, 2013. Wastewater fees increased 7% during the nine months ended May 31, 2014, compared to the nine months ended May 31, 2013. This increase was primarily the result of increased demand from our only wastewater customer. Our operating costs increased due to the reclassification of expenses related to the District, which we had historically recorded under general and administrative expenses, but we are now expensing under operating costs for enhanced presentation of the financial results.

Tap Fees

In August 2005, we entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”). In fiscal 2006, we began recognizing water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2013 Annual Report) constructed to provide service to the County. We recognized $3,600 and $10,700 of water tap fee revenues during each of the three and nine months ended May 31, 2014 and 2013, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the “CAA” which is described in Note 4 – Long-Term Obligations and Operating Lease to the accompanying consolidated financial statements.

We recognized $10,400 and $31,100 of “Special Facilities” (defined in the 2013 Annual Report) funding as revenue during each of the three and nine months ended May 31, 2014 and May 31, 2013, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 2 – Summary of Significant Accounting Policies to the 2013 Annual Report.

At May 31, 2014, we have deferred recognition of $1.2 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

On December 31, 2013, the District increased its water tap fees from $22,500 per SFE to $24,620 per SFE. Wastewater tap fees increased from $4,883 per SFE to $4,988 per SFE. We did not sell any water or wastewater taps during the three or nine months ended May 31, 2014 or 2013.

Farming Operations

Our farming operations include revenues from leases on the farms we own in the Arkansas River Valley.

Lease income from our farming operations increased by 11% and decreased by 11% during the three and nine months ended May 31, 2014 compared to the three and nine months ended May 31, 2013, respectively. Because we assumed management of our farms on August 3, 2012 we recognized lease income for four months during the three months ended November 30, 2012 and, consequently, seven months of lease income for the nine months ended May 31, 2013. The decrease in lease income during the nine months ended May 31, 2014 compared to the nine months ended May 31, 2013 is due to the additional month of lease income recognized in the nine months ended May 31, 2013.

The following chart details our farm revenue by lease type, acres, and the average revenue per acre for the three and nine months ended May 31, 2014.

Table 3 - Farm Summary
	Three Months Ended May 31, 2014			Nine Months Ended May 31, 2014
Lease Type	Sales	Acres	Average per Acre	Sales	Acres	Average per Acre
Arkansas Cash	$232,400	9,610	$24.18	$658,500	10,274	$64.09
Arkansas Pasture	2,300	1,132	2.03	8,900	1,320	6.74
Arkansas Water shares	27,800	N/A	N/A	78,100	N/A	N/A
Arkansas Crop Share	66,300	2,174	30.50	110,200	1,772	62.19
Arkansas Not Farmed	-	1,988	-	-	1,988	-
Sky Ranch	-	931	-	-	931	-
	$328,800	15,835	$20.76	$855,700	16,285	$52.55

General and Administrative and Other Expenses

Significant balances classified as general and administrative (“G&A”) expenses for the three and nine months ended May 31, 2014 and 2013, respectively were:

Table 4 - Signficant Balances in G&A
	Three Months Ended:
	5/31/2014	5/31/2013	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$199,400	$155,000	$44,400	29%
Excluding share-based compensation	$130,600	$135,700	$(5,100)	-4%
Legal and accounting fees	$403,300	$75,700	$327,600	433%
Property taxes	$13,500	$57,500	$(44,000)	-77%
Water assessment fees	$81,100	$72,500	$8,600	12%
Directors fees (including insurance)	$27,400	$11,300	$16,100	142%
Public entity related expenses	$30,000	$17,100	$12,900	75%

Table 4a - Signficant Balances in G&A
	Nine Months Ended:
	5/31/2014	5/31/2013	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$571,100	$423,700	$147,400	35%
Excluding share-based compensation	$388,000	$381,400	$6,600	2%
Legal and accounting fees	$897,300	$217,100	$680,200	313%
Property taxes	$48,500	$265,600	$(217,100)	-82%
Water assessment fees	$225,300	$248,700	$(23,400)	-9%
Directors fees (including insurance)	$75,500	$99,500	$(24,000)	-24%
Public entity related expenses	$72,600	$75,500	$(2,900)	-4%

Salary and salary related expenses including share-based compensation increased 29% and 35% for the three and nine months ended May 31, 2014 as compared to the three and nine months ended May 31, 2013, respectively. The increases were primarily due to the recognition of option expense on the grant of stock options to our non-employee directors in January 2013 of 32,500 shares versus 12,500 shares during January 2012 and the grant of stock options to our management in August 2013 of 100,000 shares versus no shares during August 2012. The salary and salary related expenses noted above include $68,800 and $19,200 of share-based compensation expenses during the three months ended May 31, 2014 and 2013, respectively. The salary and salary related expenses noted above include $183,100 and $42,300 of share-based compensation expenses during the nine months ended May 31, 2014 and 2013, respectively.

Legal and accounting fees increased 433% and 313% during the three and nine months ended May 31, 2014, as compared to the three and nine months ended May 31, 2013, respectively. The increase was due to increased litigation and foreclosure legal fees of approximately $334,000 and $689,500 for the three and nine months ended May 31, 2014 compared to the three and nine months ended May 31, 2013, respectively.

In conjunction with the HP A&M default we are now responsible for the property taxes associated with the land. We are also now accruing property taxes related to our Sky Ranch property. The expected annual property taxes for calendar year 2014 (payable in 2015) are approximately $153,700. Property taxes decreased 77% and 82% during the three and nine months ended May 31, 2014, respectively, as compared to the nine months ended May 31, 2013 as a result of re-assessment of Sky Ranch because the land is now considered to be agricultural for property tax purposes.

Water assessment fees, which are mainly paid to the Fort Lyon Canal Company (“FLCC”), are the fees we pay for our share of the maintenance of the Fort Lyon Canal. The fees are approved by the shareholders of the FLCC. As of May 31, 2014, we hold approximately 19,557 (21%) of the voting shares of the FLCC, 1,140 of which are subject to contracts for sale. After the sale of these shares, we will own approximately 20% of the voting shares of the FLCC. Assessments per share from the FLCC were $17, $15, and $16 for the calendar years 2012, 2013, and 2014, respectively.

Director’s fees, including D&O insurance, increased 142% and decreased 24% for the three and nine months ended May 31, 2014 as compared to the three and nine months ended May 31, 2013, respectively. These fees vary due to timing of expenditures, but generally are expected to remain consistent year over year. Effective January 2014 the Company has begun expensing director’s fees on a monthly basis rather than in an annual lump sum as they were done in the past, which should reduce quarter to quarter variations.

Costs associated with corporate governance and costs associated with being a publicly traded entity increased 75% for the three months ended May 31, 2014 as compared to the three months ended May 31, 2013 and decreased 4% for the nine months ended May 31, 2014 as compared to the nine months ended May 31, 2013. The fluctuations are due to the timing of filings, billings for services, and the changes in filing fees and compliance costs for filing with the Securities and Exchange Commission (the “SEC”).

Other Income and Expense Items

Table 5 - Other Items
	Three Months Ended:
	31-May-14	31-May-13	$ Change	% Change
Income items:
Oil and gas lease income	$149,900	$103,600	$46,300	45%
Interest income	$17,300	$4,800	$12,500	260%

Expense items:
Imputed interest	$248,800	$871,900	$(623,100)	-71%
Interest expense	$51,300	$73,600	$(22,300)	-30%

Table 5a - Other Items
	Nine Months Ended:
	31-May-14	31-May-13	$ Change	% Change
Income items:
Oil and gas lease income	$363,400	$310,900	$52,500	17%
Interest income	$24,100	$24,400	$(300)	-1%

Expense items:
Imputed interest	$1,309,100	$2,416,600	$(1,107,500)	-46%
Interest expense	$175,800	$176,800	$(1,000)	-1%

The oil and gas lease income amounts represent a portion of the up-front payments we received on March 10, 2011, upon the signing of the Paid-Up Oil and Gas Lease (the “O&G Lease”) and Surface Use and Damage Agreement (the “Surface Use Agreement”). During fiscal 2011, we received payments of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property. The income received was recognized in income over the initial three year term of the O&G Lease, which began on March 10, 2011. In December of 2012 the O&G Lease was purchased by a wholly owned subsidiary of ConocoPhillips Company. During February 2014 we received an additional payment of $1,243,400 to extend the initial term of the O&G Lease by an additional two years through February 2016. The income received for the extension is being recognized in income over the two year extension term of the O&G Lease.

Interest income represents interest earned on the temporary investment of capital in available-for-sale securities, finance charges, interest accrued on the note payable by the District and interest accrued on the Special Facilities construction proceeds receivable from the County. The increases are primarily related to finance charges attributable to our farm leases.

Imputed interest expense is related to the Tap Participation Fee (“TPF”) payable to HP A&M. This represents the expensed portion of the difference between the estimated fair value of the payments to be made to HP A&M and the discounted present value of those payments imputed using the effective interest method. The decrease in the imputed interest expense is a result of the reduction in the TPF as a result of us exercising our remedies under the Arkansas River Agreement during fiscal 2014, which is explained in greater detail in Note 4 – Long-Term Obligations and Operating Lease to the accompanying consolidated financial statements.

Interest expense is related to the interest accrued on the $4.5 million in promissory notes issued and outstanding to acquire the HP A&M debt. We began acquiring these notes during the three months ended November 30, 2012 and continued acquiring promissory notes through May 31, 2014. Due to the timing of when we acquired the HP A&M debt, we only recognized a prorated portion of the interest for the three and nine months ended May 31, 2013 compared to the three and nine months ended May 31, 2014.

Liquidity, Capital Resources and Financial Position

At May 31, 2014, our working capital, defined as current assets less current liabilities, was $9.8 million, which included $2.9 million in cash and cash equivalents. As of the date of the filing of this quarterly report on Form 10-Q, we have an effective shelf registration statement pursuant to which we may elect to sell up to another $15 million of stock at any time and from time to time. Additionally, we have agreements to sell certain farms for a total of $1.8 million. We believe that as of the date of the filing of this annual report on Form 10-Q and as of May 31, 2014, we have sufficient working capital to fund our operations for the next fiscal year.

System Expansion

During the three months ended May 31, 2014, we began expanding our capacity and storage in anticipation of increased demand for industrial water used in fracking. We have completed a well on our Sky Ranch property along with a 400,000 barrel capacity storage pond. We have drilled and are in the process of completing a well on the “Lowry Range”, as described in Note 4 – Water Assets to the 2013 Annual Report, that we anticipate will be operational in the middle of July. We will also be drilling an additional well on our Sky Ranch property, which we anticipate will be operational in August 2014. During the three months ended May 31, 2014, we spent approximately $600,000 on these wells, the storage pond, and delivery infrastructure. We anticipate the total cost of our expansion to be approximately $3.5 million.

Arkansas River Water Assets

The FLCC water assessments are the charges assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal. The water assessment payments are payable to the FLCC each calendar year. Our calendar year assessments for 2013 were approximately $290,000 and were expensed ratably during the year. Our calendar year 2012 property taxes (paid in April 2013) for our Arkansas River farm properties were approximately $142,000. For the calendar year 2014, FLCC water assessments increased from $15 to $16 per share, which will increase our expenses by approximately $22,900 to $312,900, which will be expensed ratably during 2014. Our calendar year 2013 property taxes were approximately $150,500. Based on these taxes we are accruing monthly property taxes of approximately $11,700 for calendar year 2014.

Sky Ranch Property

Our calendar year 2012 Sky Ranch property taxes (paid in April 2013) were approximately $90,600. As a result of a change in the assessment to agricultural land we anticipate the property taxes for calendar year 2013 will be less. The county valuation for property tax assessments of the Sky Ranch property was reduced from approximately $4.2 million to approximately $84,000. The property taxes for the calendar year 2013 (paid in April 2014) were approximately $3,200. Based on these taxes we are accruing monthly property taxes of approximately $300 for calendar year 2014.

ECCV Capacity Operating System

Pursuant to a 1982 contractual right, the District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than ten miles of buried water pipeline located on the Lowry Range. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as the District’s service provider and the Export Water Contractor (as defined in the Amended and Restated Water Lease between the District and the Colorado State Board of Land Commissioners), we entered into an agreement to operate and maintain the ECCV facilities allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system were a flat monthly fee of $4,667 per month from May 1, 2012 through December 31, 2012, which increased to $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers.

The Tap Participation Fee

The $13.2 million TPF liability at May 31, 2014, represents the estimated fair value of our obligation to pay HP A&M 20% of our gross proceeds, or the equivalent thereof, from the sale of the next 3,736 water taps we sell. To date we have imputed $28.4 million of interest since we acquired our farm assets, recorded using the effective interest method. We did not sell any taps during the three or nine months ended May 31, 2014 or 2013.

Payment of the TPF may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events. Through May 2014 foreclosure sales were completed on 34 of our farms and two FLCC certificates representing water rights only, and we cured one farm in foreclosure. Our agreement with HP A&M allows us to reduce the TPF in the event any of our farms or water rights are foreclosed upon. Foreclosures as of May 31, 2014 have resulted in a reduction of 15,691 taps. As of May 31, 2014, there were 3,736 taps remaining subject to the TPF. As a result of the foreclosures and the reduction in taps remaining subject to the TPF, the TPF was revalued as of May 31, 2014 and August 31, 2013. An additional foreclosure sale was completed after the end of the quarter. See Note 12 – Subsequent Events.

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

Summary Cash Flows Table

Table 4 - Summary Cash Flows Table
	Nine Months Ended
	May 31, 2014	May 31, 2013	$ Change	% Change
Cash (used) provided by:
Operating acitivites	$711,700	$(1,326,500)	$2,038,200	-154%
Investing activities	$3,001,100	$4,183,600	$(1,182,500)	-28%
Financing activities	$(3,285,100)	$(1,411,200)	$(1,873,900)	133%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services and leases on our farms, costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.

Cash provided by operations in the nine months ended May 31, 2014 increased by $2,038,200 compared to the nine months ended May 31, 2013, which was due mainly to decreases in operating losses and the receipt of an up-front oil and gas lease payment.

We will continue to provide wholesale domestic and industrial water and wastewater services to customers in our service area and leasing our farms to local area farmers.

Changes in Investing Activities – Investing activities in the nine months ended May 31, 2014, consisted of the receipt of $3,919,300 from the sale of 1,886 acres of land along with 2,081 FLCC shares, which was partially offset by the investment in our water system and purchase of assets of $915,900 and equipment of $2,300. Investing activities during the nine months ended May 31, 2013, consisted of us selling $1,101,400 of marketable securities, the sale of 1.5 million pledged shares for $3.4 million (net of costs), the purchase of equipment of $34,000, and us investing $298,800 into our water and wastewater infrastructure.

Changes in Financing Activities – Financing activities in the nine months ended May 31, 2014 consisted of payments on the promissory notes of $3,280,700 and payments to contingent liability holders of $4,400. Financing activities in nine months ended May 31, 2013 consisted of the receipt of $291,700 from the County for the construction of Special Facilities, $16,500 in payments to contingent liability holders, and $1,686,300 of cash used to acquire the promissory notes defaulted upon by HP A&M.

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

Revenue Recognition

Our revenues consist mainly of tap fees, construction fees, monthly service fees, and beginning in fiscal 2013, farm operations. As further described in Note 1 – Presentation of Interim Information to the accompanying financial statements, proceeds from tap sales and construction fees are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. We recognize tap fees derived from agreements for which we construct infrastructure owned by others as revenue, along with the associated costs of construction, pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the three or nine months ended May 31, 2014 or 2013.

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

Pursuant to the O&G Lease, during the year ended August 31, 2011, we received up-front payments of $1,243,400 from for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate we own at our Sky Ranch property. We began recognizing the up-front payments from the O&G Lease as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. During the fiscal year ended August 31, 2013, we received up-front payments of $12,540 for the purpose of exploring for, developing, producing and marketing oil and gas on 40 acres of mineral estate we own adjacent to the Lowry Range (the “Rangeview Lease”). During February 2014 we received an additional up-front payment of $1,243,400 to extend the O&G lease by an additional two years to February 2016. We recognized $150,000 and $103,600 during the three months ended May 31, 2014 and 2013 of income royalty related to the up-front payments related to the O&G Lease and the Rangeview Lease. We recognized $363,400 and $310,900 during the nine months ended May 31, 2014 and 2013 of income royalty related to the up-front payments related to the O&G Lease and the Rangeview Lease.

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

Our Front Range and Arkansas River Water Rights

We determine the undiscounted cash flows for our Denver based assets and the Arkansas River assets (described below in the Tap Participation Fee section) by estimating tap sales to potential new developments in our service area and to communities along the Front Range using estimated future tap fees, less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs inevitably will vary significantly from our estimates, which could have a material impact on our consolidated financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2013, and determined that our Rangeview Water Supply (defined in Note 4 – Water Assets to the 2013 Annual Report) and Arkansas River water assets were not impaired and their costs were deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g. Sky Ranch and the Lowry Range, which are described in Note 4 – Water Assets to the 2013 Annual Report) as well as in surrounding areas, including the Front Range and the I-70 corridor. We estimate that we have the ability to provide wholesale water service to approximately 170,000 SFE’s using our combined Rangeview Water Supply and Arkansas River water assets, which have a carrying value of approximately $89.5 million as of May 31, 2014. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $24,620 and estimated gross margins, we estimate that we would need to sell the following number of new water connections to recover the costs of our Rangeview Water Supply and our Arkansas River water assets:

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

Tap Participation Fee

We own approximately 14,900 acres of irrigated land together with approximately 54,000 acre-feet of Arkansas River water rights from HP A&M. In addition to common stock issued to HP A&M to purchase these assets, we agreed to pay HP A&M a defined percentage of a defined number of water taps we sell from and after the date of the agreement with HP A&M. The TPF is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased in the HP A&M acquisition. The TPF liability is valued by estimating new home development in our service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver metropolitan area. This development pattern was then applied to projected future water tap fees determined by using historical water tap fee trends.

We updated the estimated discounted cash flow analysis as of May 31, 2014. Actual new home development in our service area and actual future tap fees inevitably will vary significantly from our estimates which could have a material impact on our consolidated financial statements as well as our results of operations. An important component in our estimate of the value of the TPF, which is based on historical trends, is that we reasonably expect water tap fees to continue to increase in the coming years. Tap fees are market based and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees are thus partially indicative of the increasing value of our water assets. We continue to assess the value of the TPF liability and update its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the TPF. Pursuant to the terms of the Asset Purchase Agreement dated May 10, 2006 (the “Arkansas River Agreement”), we believe we are entitled to reduce the TPF due to the defaults by HP A&M.

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

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include, among others, statements we make regarding:

•	the impact of housing and economic cycles on the number of connections we can serve with our water;
•	the number of new water connections needed to recover the costs of our Rangeview Water Supply and Arkansas River water assets;
•	increases in future water tap fees;
•	the amount of the Tap Participation Fee liability;
•	the sufficiency of our working capital and financing sources to fund our operations;
•	impairments in carrying amounts of long-lived assets;
•	changes in unrecognized tax positions;
•	forfeitures of option grants and vesting of non-vested options;
•	the impact of new accounting pronouncements;
•	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting;
•	plans for the use and development of our water assets;
•	our plans to provide water for drilling and fracking oil and gas wells;
•	expected development and growth in the area referred to as the Front Range of Colorado;
•	management of farms and the generation of revenues from such management;

•	anticipated results of foreclosure proceedings to which our properties and water rights are subject;
•	claims of HP A&M against the Company;
•	litigation and arbitration with the Land Board;
•	litigation with HP A&M;
•	our ability to reduce the Tap Participation Fee and recover damages from HP A&M; and
•	future fluctuations in the price and trading volume of our common stock.

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

General

We have limited exposure to market risks from instruments that may impact the Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of May 31, 2014 we have no investments. We have in the past, and anticipate in the future, that we will invest in certificates of deposit with stated maturities and locked interest rates and, therefore, will not be subject to interest rate fluctuations. We have no investments denominated in foreign country currencies and, therefore, our investments are not subject to foreign currency exchange risk.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of May 31, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.                      Legal Proceedings

During the fiscal year ended August 31, 2013, foreclosure proceedings were commenced against 38 of the properties we acquired from HP A&M which are subject to promissory notes defaulted upon by HP A&M and secured by deeds of trust on our land and water rights. The proceedings were filed on various dates from January 9, 2013 through July 3, 2013, with the Public Trustees of Bent, Otero and Prowers Counties in Colorado and involve claims against HP A&M for its failure to pay the notes. In addition one proceeding was commenced in 2013 against water rights pursuant to the Colorado Uniform Commercial Code (the “UCC”). On March 12, 2014, foreclosure proceedings were commenced with the Public Trustee of Bent County against two additional properties we acquired from HP A&M. On May 5, 2014, a foreclosure pursuant to the UCC was commenced against on FLCC certificate representing water rights only. PCY Holdings, LLC (“PCY Holdings”), our wholly owned subsidiary, has been the successful bidder in foreclosure sales of 37 of the properties we acquired from HP A&M, including one completed after quarter end, and we terminated one foreclosure proceeding by curing HP A&M’s default. As of the date of this filing, four of our properties remain subject to foreclosure proceedings. These properties represent less than 9% of our FLCC shares and less than 15% of our farm land acquired from HP A&M.

Foreclosure sales were conducted on three of our properties on August 28, 2013, and on a fourth property on September 4, 2013. PCY Holdings was the successful bidder in these foreclosure sales. On September 16, 2013, HP A&M filed a complaint against PCY Holdings and the Public Trustee for the County of Bent, Colorado, in the District Court, County of Bent, Colorado. HP A&M is seeking (i) a declaratory judgment that it is entitled to redeem the four properties from the foreclosure sales by paying the amount of the outstanding debt, plus fees, which is the amount we bid in the sales, and (ii) preliminary and permanent injunctions against the Public Trustee preventing the Public Trustee from issuing confirmation deeds for the foreclosure sales to PCY Holdings or anyone other than HP A&M. On November 20, 2013, the complaint was dismissed with prejudice, and judgment was entered in favor of the Public Trustee and PCY Holdings. The District Court awarded the Public Trustee of Bent County and PCY Holdings their attorneys’ fees and costs incurred in connection with this matter. In subsequent proceedings regarding a petition filed by PCY Holdings with the District Court requesting the removal of lis pendens filed against the four properties by HP A&M, the District Court awarded attorneys’ fees to HP A&M with respect to the petition. Responses to motions by both PCY Holdings and HP A&M regarding the attorneys’ fee awards have been stayed pending the outcome of the appeal, discussed below, of the District Court’s initial ruling against HP A&M.

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

We filed a lawsuit against HP A&M in the District Court, City and County of Denver, State of Colorado on April 4, 2014, alleging HP A&M breached the Arkansas River Agreement, Seller Pledge Agreement and Property Management Agreement, among other ways, by failing to (i) pay, perform and discharge its obligations when due or otherwise pursuant to the Excluded Indebtedness, (ii) cure defaults under the Notes and Deeds of Trust applicable to the Excluded Indebtedness, and (iii) use Net Revenue, pursuant to the Property Management Agreement, to pay Excluded Indebtedness. As a result of these breaches, we are claiming damages to be proven at trial, and estimated as of the date of the lawsuit to be not less than $8 million. HP A & M filed its answer on May 30, 2014, asserting affirmative defenses and counterclaims, including, among others, breach of contract and breach of implied covenant of good faith and fair dealing and requesting damages in an amount to be proven at trial.

On July 10, 2014, we, the District and the Land Board, entered into a settlement agreement with respect to the lawsuit filed in December 2011 by us and the District against the Land Board involving certain claims arising out of or related to (i) the Amended and Restated Lease Agreement dated April 1996 between the District and the Land Board (the “Lease”) and (ii) the Service Agreement of the same date between the us and the District (the “Service Agreement”).  The settlement agreement also settles certain claims related to operational issues under the Lease which the parties had previously agreed to submit to arbitration.  Pursuant to the settlement, we, the District, and the Land Board have entered into a 2014 Amended and Restated Lease Agreement, dated as of July 10, 2014, which amends and restates the Lease.  In addition, we and the District have entered into an Amended and Restated Service Agreement dated July 11, 2014, which amends and restates the Service Agreement.  In conjunction with the settlement, the Land Board assigned us its right to receive approximately $2.4 million from future sales of Export Water under the CAA.  For a more detailed discussion of the terms of the settlement, see the Current Report on Form 8-K filed on July 14, 2014.

Item 6.                      Exhibits

Exhibits

31	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following financial information from our Quarterly Report on Form 10-Q for the period ending May 31, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the consolidated balance sheets as of May 31, 2014 and August 31, 2013, (ii) the consolidated statements of comprehensive income (loss) for the three and nine months ended May 31, 2014 and 2013, (iii) the consolidated statements of cash flows for the nine months ended May 31, 2014 and 2013, and (iv) the notes to the consolidated financial statements, tagged in accordance with Rule 406T.*+

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

July 14, 2014