Form 10-K
period 2014-08-31
PURE CYCLE CORP
filed 2014-11-14
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

 ☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $107,694,594

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: November 14, 2014: 24,037,598

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement for the 2014 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days of the close of the fiscal year ended August 31, 2014.

Table of Contents

Item		Page
	Part I

1	Business	3

1A.	Risk Factors	19

1B.	Unresolved Staff Comments	25

2	Properties	25

3	Legal Proceedings	26

4	Mine Safety Disclosures	27

	Part II

5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28

6	Selected Financial Data	30

7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

7A.	Quantitative and Qualitative Disclosures About Market Risk	44

8	Financial Statements and Supplementary Data	45

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	46

9A.	Controls and Procedures	46

9B.	Other Information	47

	Part III

10	Directors, Executive Officers and Corporate Governance	47

11	Executive Compensation	47

12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47

13	Certain Relationships and Related Transactions, and Director Independence	47

14	Principal Accounting Fees and Services	47

	Part IV

15	Exhibits and Financial Statement Schedules	47

	Signatures	50

- i -

“SAFE HARBOR” STATEMENT UNDER THE UNITED STATES PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

Statements that are not historical facts contained in this Annual Report on Form 10-K, or incorporated by reference into this Form 10-K, are forward-looking statements that involve risk and uncertainties that could cause actual results to differ materially from projected results. The words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Forward-looking statements include statements relating to, among other things:

•	factors that may impact labor and material costs;
•	loss of key employees and hiring additional personnel for our operations;
•	our competitive advantage;
•	negotiation of payment terms for fees;
•	the sufficiency of our working capital and financing sources to fund our operations;
•	intent not to hold marketable securities to create liquidity while we expand our water systems;
•	need for additional production capacity;
•	factors affecting demand for water;
•	our ability to comply with permit requirements and environmental regulations and the cost of such compliance;
•	the adequacy of the provisions in the “Lease” for the Lowry Range to cover present and future circumstances;
•	estimated population increases in the Denver metropolitan area and the South Platte River basin;
•	plans for the use and development of our water assets and potential delays;
•	plans for office space;
•	plans to retain earnings and not pay dividends;
•
anticipated timing and amount of, and sources of funding for (i) capital expenditures to construct infrastructure and increase production capacities, (ii) compliance with water, environmental and other regulations, and (iii) operations including delivery and treatment of water and wastewater;

•	the ability of our deep water well enhancement tool and process to increase efficiency of wells and our plans to market that product to area water providers;
•	our ability to assist Colorado “Front Range” water providers in meeting current and future water needs;
•	our ability to reduce the amount of up-front construction costs;
•	participation in regional water projects, including “WISE”;
•	timing of satisfaction of conditions to change Land Board royalties;
•
regional cooperation among area water providers in the development of new water supplies and water storage, transmission and distribution systems as the most cost-effective way to expand and enhance service capacities;

•	future water supply needs in Colorado;
•	anticipated increases in residential and commercial demand for water services and competition for these services;
•	use of raw and reclaimed water for outdoor irrigation;
•	costs to treat contaminated water;
•	the decreases of individual housing and economic cycles on the number of connections we can serve with our water;
•	the number of new water connections needed to recover the costs of our Rangeview Water Supply and Arkansas River water assets;
•	increases in future water tap fees;
•	the impact of water quality, solid waste disposal and environmental regulations on our financial condition and results of operations;
•	the impact of the downturn in the homebuilding and credit markets on our business and financial condition;
•	environmental clean-up at the Lowry Range by the U.S. Army Corps of Engineers;
•	our plans to provide water for drilling and hydraulic fracturing of oil and gas wells;
•	changes in oil and gas drilling activity on our property and on Lowry Range;
•	the recoverability of construction and acquisition costs from rates;

•	our belief that we are not a public utility under Colorado law;
•	plans for development of our Sky Ranch property;
•	renewal of leases;
•	ability to generate working capital and market our water assets;
•	anticipated revenues from full development of our Sky Ranch property;
•	management of farms and the generation of revenues from such management including plans to increase crop yields;
•	our ability to meet customer demands in a sustainable and environmentally friendly way;
•	potential opposition to, and anticipated requirements of, the water court in connection with a change of use application for our Arkansas River water;
•	our ability to mitigate adverse impacts to local communities from our change of use process;
•	changes in unrecognized tax positions;
•	forfeitures of option grants, vesting of non-vested options and the fair value of option awards;
•	accounting estimates and the impact of new accounting pronouncements;
•	service life of constructed facilities;
•	use of third parties to construct facilities required to extend water and wastewater services;
•	payment of amounts due from Sky Ranch Metropolitan District #5;
•	estimated property taxes and utilization of net operating losses;
•	capital expenditures for investing in expenses and assets of the District;
•	impairments in carrying amounts of long-lived assets;
•	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting;
•	the amount of the “Tap Participation Fee” liability;
•	our ability to reduce the Tap Participation Fee and recover damages from “HP A&M”;
•	loss of properties and water rights due to the failure to cure defaults by HP A&M;
•	claims of HP A&M against the Company;
•	litigation with HP A&M;
•	future fluctuations in the price and trading volume of our common stock; and
•	timing of the filing of our proxy statement.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation:

•	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability;
•	population growth;
•	employment rates;
•	timing of oil and gas development in the areas where we sell our water;
•	general economic conditions;
•	the market price of water;
•	the market price of oil and gas;
•	the market price of alfalfa and other crops grown on our farms subject to crop share leases;
•	changes in customer consumption patterns;
•	changes in applicable statutory and regulatory requirements;
•	changes in governmental policies and procedures;
•	uncertainties in the estimation of water available under decrees;
•	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
•	uncertainties in the estimation of the service life of our systems;
•	uncertainties in the estimation of costs of construction projects;
•	the strength and financial resources of our competitors;
•	our ability to find and retain skilled personnel;
•	climatic and weather conditions, including floods, droughts and freezing conditions;
•	labor relations;
•	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
•	availability and cost of labor, material and equipment;
•	delays in anticipated permit and construction dates;
•	engineering and geological problems;
•	environmental risks and regulations;
•	our ability to raise capital;
•	our ability to negotiate contracts with new customers;
•	outcome of litigation and arbitration proceedings;
•	uncertainties in water court rulings;
•	our ability to collect on any judgments; and
•	the factors described under “Risk Factors” in this Annual Report on Form 10-K.

Except for our ongoing obligation to disclose certain information under the federal securities laws, we undertake no obligation, and disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by this cautionary statement.

PART I

Item 1 – Business Summary

Pure Cycle Corporation (“Pure Cycle”) is an investor-owned Colorado corporation that provides wholesale water and wastewater services and owns 14,900 acres of farmland that is leased to local farmers. The wholesale water and wastewater services include water production, storage, treatment, bulk transmission to retail distribution systems, wastewater collection and treatment, irrigation water treatment and transmission, construction management, billing and collection, and emergency response. We provide these services to our wholesale customers, which are typically industrial customers and local governmental entities that provide water and wastewater services to their end-use customers located in the greater Denver, Colorado metropolitan area.

We are vertically integrated, which means we own all assets necessary to provide wholesale water and wastewater services to our customers. This includes owning (i) water rights which we use to provide domestic and irrigation water to our wholesale customers (we own surface water, groundwater, reclaimed water rights and water storage rights), (ii) infrastructure (such as wells, diversion structures, pipelines, reservoirs and treatment facilities) required to withdraw, treat, store and deliver water, (iii) infrastructure required to collect, treat, store and reuse wastewater, and (iv) infrastructure required to treat and deliver reclaimed water for irrigation use.

We currently provide wholesale water service predominately to two local governmental entity customers. Our largest customer is the Rangeview Metropolitan District (the “District”), a quasi-municipal political subdivision of the State of Colorado which is described further below. We provide service to the District and its end-use customers pursuant to “The Rangeview Water Agreements” (defined below) between us and the District for the provision of wholesale water service to the District for use in the District’s service area. Through the District, we provide wholesale service to 258 Single Family Equivalent (“SFE”) (as defined below) water connections and 157 SFE wastewater connections located in southeastern metropolitan Denver. In the past two years, we have been providing an increasing amount of water to industrial customers in our service area and adjacent to our service ares to the oil and gas industry for the purposes of hydrologic fracturing. Oil & gas operators have leased more than 135,000 acres within and adjacent to our service areas for the purpose of exploring oil and gas interest in the Niobrara and other formations and this activity has led to increased water demands.

We plan to utilize our significant water assets along with our adjudicated reservoir sites, which are described in the Our Water and Land Assets section below, to provide wholesale water and wastewater services to local governmental entities. These local governmental entities will in turn provide residential and commercial water and wastewater services to communities along the eastern slope of Colorado in the area extending essentially from Fort Collins on the north to Colorado Springs on the south which is generally referred to as the “Front Range.” Principally we are targeting the “I-70 corridor” which is located east of downtown Denver and south of the Denver International Airport. This area is predominately undeveloped and is expected to experience substantial growth over the next 30 years.

Our farm land consists of approximately 14,900 acres of irrigated land currently being leased to local farmers in southeastern Colorado and we also own 931 acres of land in the I-70 corridor east of Denver, Colorado that is being held for development. These land interests are described in the Our Water and Land Assets section below.

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

•
Not Non-Tributary Groundwater – statutorily defined as groundwater located within those portions of the Dawson, Denver, Arapahoe, and Laramie-Fox hills aquifers that are outside of any designated groundwater basin in existence on January 1, 1985.

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

Our Water and Land Assets

This section should be read in conjunction with Item 1A – Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates, and Note 4 – Water and Land Assets to the accompanying financial statements.

The $91.4 million of capitalized water costs on our balance sheet represents the costs of the water rights we own and the related infrastructure developed to provide wholesale water and wastewater services. Each of these assets is explained in detail below.

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

We acquired our Rangeview Water Supply in April 1996 pursuant to the following agreements:

(i)
The 1996 Amended and Restated Lease Agreement between the Land Board and the District which was superseded by the 2014 Amended and Restated Lease Agreement, dated July 10, 2014 (the “Lease”), among the Land Board, the District, and us;

(ii)
The Agreement for Sale of non-tributary and not non-tributary groundwater which we can “export” from the Lowry Range to supply water to nearby communities (this portion of the Rangeview Water Supply is referred to as our “Export Water”) between us and the District (the “Export Agreement”); and

(iii)
The 1996 Service Agreement between us and the District for the provision of water service to the District’s customers, which was superseded by the Amended and Restated Service Agreement, dated July 11, 2014 (the “Service Agreement”), between us and the District.

Additionally, in 1997 we entered into a Wastewater Service Agreement (the “Wastewater Agreement”) with the District to provide wastewater service to the District’s customers.

The Lease, the Export Agreement, the Service Agreement, and the Wastewater Agreement are collectively referred to as the “Rangeview Water Agreements.”

Pursuant to the Rangeview Water Agreements, we design, construct, operate and maintain the District’s water and wastewater systems to allow the District to provide water and wastewater service to its customers located within the District’s 24,000 acre service area at the Lowry Range. We are the exclusive water and wastewater provider on the Lowry Range, and we operate both the water and the wastewater systems during our contract period on behalf of the District, who owns the facilities for both systems. At the expiration of our contract term in 2081, ownership of the water system facilities servicing customers on the Lowry Range will revert to the Land Board, with the District retaining ownership of the wastewater facilities. Through facilities we own, we use our Export Water, and we intend to use other supplies owned by us, to provide wholesale water service and wastewater service to customers located outside of the Lowry Range, including customers of the District and other governmental entities, and industrial, and commercial customers.

Of the 25,050 acre feet of Lowry Range groundwater, we own 11,650 acre feet of Export Water. We also have the right to convert up to 1,650 acre feet of the Export groundwater to a similar amount of surface water for use off the Lowry Range. We hold the exclusive right to develop and deliver through the year 2081 the remaining 13,400 acre feet of groundwater and approximately 3,300 acre feet of average yield surface water to customers either on or off of the Lowry Range. The combined 28,350 acre feet can serve approximately 70,000 SFE’s based on the average use of .4 acre feet per SFE.

The Lowry Range Property – The Lowry Range is located in unincorporated Arapahoe County (the “County”), about 20 miles southeast of downtown Denver. The Lowry Range is one of the largest contiguous parcels under single ownership next to a major metropolitan area in the United States. The Lowry Range is approximately 27,000 acres in size or about 40 square miles of land. Of the 27,000 acres, pursuant to our agreements with the Land Board and the District, we have the exclusive rights to provide water and wastewater services to approximately 24,000 acres of the Lowry Range.

Rangeview Metropolitan District – The District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range and other approved areas. The District is governed by an elected board of directors. Eligible voters and persons eligible to serve as directors of the District must own an interest in property within the boundaries of the District. We own certain rights and real property interests which encompass the current boundaries of the District. The current directors of the District are Mark W. Harding and Scott E. Lehman (both employees of Pure Cycle), and 2 independent board members. Pursuant to Colorado law, directors may receive $100 for each board meeting they attend, up to a maximum of $1,600 per year. Mr. Harding and Mr. Lehman have both elected to forego these payments.

South Metropolitan Water Supply Authority – The South Metropolitan Water Supply Authority (“SMWSA”) is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members. SMWSA members include 14 Denver area water providers in Arapahoe and Douglas Counties. The District became a member of SMWSA in 2009 in an effort to participate with other area water providers in developing regional water supplies along the Front Range. For over three years, the SMWSA members have been working with Denver Water and Aurora Water on a cooperative water project known as the Water Infrastructure Supply Efficiency partnership (“WISE”), which seeks to develop regional infrastructure which would interconnect members’ water transmission systems to be able to develop additional water supplies from the South Platte River in conjunction with Denver Water and Aurora Water. In July of 2013, the District together with nine other SMWSA members formed the South Metropolitan Wise Authority (“SMWA”) to continue to develop the WISE project. Through an agreement with the District, we continue to support SMWA and its joint water development efforts, and in October of 2014, we purchased certain rights to existing pipelines and related infrastructure  acquired by the WISE project.

East Cherry Creek Valley System – Pursuant to a 1982 contractual right, the District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and over ten miles of buried water pipeline located on the Lowry Range. In May 2012, in our capacity as Rangeview’s service provider and the Export Water Contractor (as defined in the Lease), we entered into an agreement to operate and maintain the ECCV facilities and we can utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Between August 2012 and May 2014 we rehabilitated six wells in the ECCV system and we currently operate each of the wells. The current capacity for the ECCV system is approximately 500 gallons per minute or approximately .75 million gallons per day. During the fiscal years ended August 31, 2014 and 2013, we produced approximately 132.1 million gallons and 26.2 million gallons, respectively through the ECCV system.

Hydraulic fracturing – Water revenues from sales of drilling and fracking water for wells drilled into the Niobrara Formation were approximately $1.7 million and $326,000 during the fiscal years ended August 31, 2014 and 2013, respectively. With a large percentage of the acreage surrounding the Lowry Range in Arapahoe, Adams, Elbert, and portions of Douglas Counties already leased by major oil companies, we anticipate providing additional water for drilling and hydraulic fracturing (“fracking”) of oil and gas wells in the coming fiscal year. We sell water directly to ConocoPhillips Company (“ConocoPhillips”), the largest oil and gas lease holder operating in the area and indirectly to ConocoPhillips through Select Energy Services, LLC (“Select”).

In order to service this demand we have significantly increased the capacity of our system over the previous two fiscal years. During the fiscal year ended August 31, 2013 we rehabilitated five of our ECCV wells, and we added approximately 2,500 ft of 8” buried line so that we can deliver water directly to the industry both on and off of the Lowry Range. During the fiscal year ended August 31, 2014 we drilled one well on the Lowry Range and two wells on our Sky Ranch property, which added approximately .5 million gallons of water per day to our system. During the fiscal year ended August 31, 2014 we rehabilitated an additional ECCV well and we constructed a 400,000 barrel storage reservoir at our Sky Ranch property. Collectively our system capacity, has been increased to approximately 1.2 million gallons per day. At present there is one drilling rig working the area, which over the past 12 months has been drilling and fracking 1 well approximately every 4 weeks. The amount of water used for each fracked well ranges between 7 and 12 million gallons. During fiscal 2014 and 2013 we sold approximately 504.8 aft and 106.5 aft, respectively. Monthly water deliveries to the industry are detailed in the following chart.

Land Board Royalties – Pursuant to the Rangeview Water Agreements, the Land Board is entitled to royalty payments based on a percentage of revenues earned from water sales that utilize water from the Rangeview Water Supply. The calculation of royalties depends on the water source, and whether the customer is a public or private entity. Royalties were modified in July 2014 pursuant to the terms of the Lease.  The Land Board does not receive a royalty from wastewater services.

Water Customers – When we develop, operate and deliver water service, payments from customers generate royalties to the Land Board at a rate of 12% of gross revenues from private customers and 10% from public entity customers. In the event that either (i) metered production of water used on the Lowry Range in any calendar year exceeds 13,000 acre feet or (ii) 10,000 surface acres on the Lowry Range have been rezoned to non-agricultural use, finally platted and water tap agreements have been entered into with respect to all improvements to be constructed on such acreage, the Land Board may elect, at its option, to receive, in lieu of its royalty of 10% or 12% of gross revenues (depending on whether the customer is public or private), 50% of the collective net profits (ours and the District’s) derived from the sale or other disposition of water on the Lowry Range. To date neither of these conditions has been met and such conditions are not likely to be met any time soon.  In addition to royalties on the sale of metered water deliveries, the Land Board will receive a royalty on the sale of water taps at the rate of 2% of the gross amount received from the sale of a water tap.

Sale of Water Rights – In the event we sell our Export Water right outright rather than developing and delivering water service, royalties to the Land Board escalate based on the amount of gross revenue we receive and are lower for sales to a water district or similar municipal or public entity than for sales to a private entity as noted in Table A.

Table A - Royalties for Sale of Water Rights
	Royalty Rate
Gross Revenues	Private Entity Buyer	Public Entity Buyer
$0 - $45,000,000	12%	10%
$45,000,001 - $60,000,000	24%	20%
$60,000,001 – $75,000,000	36%	30%
$75,000,001 - $90,000,000	48%	40%
Over $90,000,000	50%	50%

Arkansas River Water and Land

We own approximately 51,000 acre feet of surface water rights in the Arkansas River together with approximately 14,900 acres of farm land in southeastern Colorado, of which approximately 11,800 (79%) is irrigated. The water rights we own are represented by 18,656 shares of the Fort Lyon Canal Company (the “FLCC”), which is a non-profit mutual ditch company established in the late 1800’s to operate and maintain the 110-mile long Fort Lyon Canal between La Junta and Lamar, Colorado. Mineral rights on these farms, if any, are owned approximately 75% by High Plains A&M, LLC (“HP A&M”), and 25% by us. We acquired our Arkansas River water and land from HP A&M pursuant to an Asset Purchase Agreement dated May 10, 2006 (the “Arkansas River Agreement”).

We currently lease our land and water to area farmers who irrigate the land for agricultural purposes. We intend to continue managing our farms together with our tenant farmers. For additional information concerning our rights and obligations under the Arkansas River Agreement and a discussion of the effect of the defaults by HP A&M, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates – Fair Value Estimates – Obligations Payable by HP A&M, Now in Default and – Farm Accounts Receivable and Future Farm Income.

Agricultural Operations and Leasing – Beginning on August 3, 2012, we assumed management of our farm operations and all associated income and expenses. Beginning September 1, 2012, we began tracking and reporting our farm operations as a separate business segment to reflect management’s analysis, investment decision, and operating performance for this business segment. Based on acreage, approximately 85% of our farm operations are managed through cash lease arrangements with local area farmers whereby we charge a fixed fee, billed semi-annually in March and November, to lease our land and water rights for agricultural purposes. Based on acreage, approximately 15% of our farm operations are managed through crop share leases, pursuant to which we and the tenant farmer jointly share in the gross revenues generated from the crops grown under a 75% farmer, 25% landlord participation. The majority of crops grown on our farms are alfalfa, with a number of acres also planted in corn, sorghum, and wheat. We will continue to review and evaluate ways to enhance the performance of our approximately 14,900 acres of farm land through relationships with area farmers.

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

Approximately 60 of the 80 farms acquired from HP A&M were subject to deeds of trust to secure payment of promissory notes owed by HP A&M to third parties (the “Excluded Indebtedness”). We did not assume any of these promissory notes and are not legally responsible for making any of the required payments under these notes. This responsibility remains solely with HP A&M. The farms subject to the deeds of trust consisted of approximately 14,000 acres of farm land and 16,882 FLCC shares of water rights. Beginning in June of 2012, HP A&M began defaulting on the promissory notes owed to third parties resulting in a default under the Arkansas River Agreements and related agreements.  As of September 1, 2012 HP A&M owed approximately $9.6 million of principal and accrued interest on the defaulted notes. As of the date of this filing, HP A&M has defaulted on all of these promissory notes and deeds of trust.

We have commenced exercising our remedies under the Arkansas River Agreement and related agreements, which remedies include, but are not limited to, the right to (i) foreclose on 1,500,000 shares of Pure Cycle common stock issued to HP A&M and the proceeds therefrom (the “Pledged Shares”) which were pledged by HP A&M pursuant to a pledge agreement (the “Seller Pledge Agreement”) to secure the payment and performance by HP A&M of the promissory notes described above (these shares were sold in a foreclosure sale in September 2012); (ii) reduce the Tap Participation Fee; (iii) terminate the Property Management Agreement, which we terminated on August 3, 2012; (iv) stop allocating 26.9% of the Net Revenues to the TPF; and (v) recover damages caused by the defaults, including certain costs and attorneys’ fees. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates - Fair Value Estimates – Obligations Payable by HP A&M, Now in Default below for further discussion of the defaults by HP A&M and the remedies under the Arkansas River Agreement, as well as Note 7 – Long-Term Debt and Operating Lease and Note 15 – Subsequent Events to the accompanying financial statements.

During the 2013 and 2014 fiscal years 35 farms and three FLLC certificates representing water rights only went through foreclosure proceedings due to the defaults by HP A&M. Our agreement with HP A&M provides for a reduction of the number of water taps subject to the TPF payable to HP A&M in the event the farms or water rights are sold in a foreclosure sale. We reduced the number of taps subject to the TPF by 17,243 taps and the discounted present value of the TPF payable by a total of approximately $65.1 million as a result of the foreclosures. As of August 31, 2014 there were 2,184 taps subject to the Tap Participation Fee. Subsequent to our fiscal year end, an additional two farms were foreclosed resulting in a reduction of the number of taps subject to the TPF by an additional 1,801 taps (approximately $6.7 million of the TPF), leaving 383 taps subject to the Tap Participation Fee.

Sky Ranch

In 2010 we purchased approximately 931 acres of undeveloped land located in unincorporated Arapahoe County known as Sky Ranch. Sky Ranch is located directly adjacent to I-70, 16 miles east of downtown Denver, 4 miles north of the Lowry Range, and 4 miles south of Denver International Airport.

The property includes rights to 820 acre feet of water, approximately 640 acres of oil & gas mineral rights, and has been zoned for residential, commercial and retail uses which may include up to 4,850 SFE’s. There is currently no development at Sky Ranch. We currently lease the land to an area farmer and have leased the minerals to ConocoPhillips. We envision that when development at Sky Ranch begins, the development will be in the form of entry level housing (houses costing less than $300,000); however, we are still evaluating the best use for the property. We plan to partner with home builders/developers to develop the Sky Ranch property. We are anticipating that the home builder/developer will construct infrastructure such as roads, curbs and gutters, and we will construct the necessary water and wastewater systems. Our plan is to provide the market with competitively priced lots that are ready for development together with affordable, sustainable, environmentally sound water and wastewater services. Although timing for development of this property is unknown, some land development experts believe the entry level housing market is among the most active housing products in the Denver metropolitan area. At full development, the water and wastewater utilities at Sky Ranch are anticipated to generate in excess of $145 million in tap fee revenue and approximately $7.5 million annually in wholesale water and wastewater service fee revenue (based on current fees and charges).

Oil and Gas Lease – On March 10, 2011, we entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”), a wholly owned subsidiary of Anadarko Petroleum Company. The O&G Lease seeks to capitalize on the growing interest in the region’s Niobrara Oil Formation. Pursuant to the O&G Lease, we received an up-front payment of $1,900 per net mineral leased acre, or $1,243,400, and 20% of gross proceeds royalty (less certain taxes) from the sale of any oil and gas produced from our property. In December of 2012 the O&G Lease was purchased by a wholly owned subsidiary of ConocoPhillips. The O&G Lease had a term of three (3) years commencing on March 10, 2011. The lease was extended for an additional two (2) years and we received an additional up-front payment for the extension of $1,243,400. Pursuant to the Surface Use Agreement, ConocoPhillips may drill on up to three well pad sites on the Sky Ranch property covered under the O&G Lease. Additionally, we will receive $3,000 per acre for land that is permanently disturbed for use in the oil and gas exploration and production. During October 2013, ConocoPhillips filed three well permit applications. One permit is for a well to be drilled on the Sky Ranch property. Drilling of this the first well was completed in September 2014. The remaining two permits are for wells to be drilled off of Sky Ranch, but will be drilled into the formation under the Sky Ranch property.

We have experienced increased water demands for hydraulic fracturing of oil and gas wells being developed in the Niobrara Formation around our Sky Ranch property and the Land Board’s Lowry Range property. Current wells developed in the Niobrara Formation that we are serving are utilizing between 7 and 12 million gallons of water to drill and frack, which equates to selling water to between approximately 53 and 92 SFE’s.

Arapahoe County Fairgrounds Agreement for Water Service

In 2005, we entered into an Agreement for Water Service (the “County Agreement”) with the County to design, construct, operate and maintain a water system for, and provide water services to, the County for use at the County’s fairgrounds (the “Fairgrounds”), which are located west of the Lowry Range. Pursuant to the County Agreement we purchased 321 acre feet of water from the County in 2008. Further details of the arrangements with the County are described in Note 4 – Water and Land Assets to the accompanying financial statements.

Pursuant to the County Agreement we constructed and own a deep water well, a 500,000 gallon water tank and pipelines to transport water to the Fairgrounds. The construction of these items was completed in our fiscal 2006, and we began providing water service to the County in 2006.

Well Enhancement and Recovery Systems

In January 2007, we, along with two other parties, formed Well Enhancement and Recovery Systems, LLC (“Well Enhancement LLC”), to develop a new deep water well enhancement tool and process which we believe will increase the efficiency of wells completed into the Denver Basin groundwater formation. In fiscal 2008, the well enhancement tool and process was completed and tested on two deep water wells developed by an area water provider with favorable results. According to results from studies performed by an independent hydro-geologist, the well enhancement tool effectively increased the production of the two test wells by 80% and 83% when compared to that of nearby wells developed in similar formations at similar depths. Based on the positive results of the test wells, we continue to refine the process of enhancing deep water wells and are marketing the tool to area water providers. On April 27, 2010, we and the other remaining owner of Well Enhancement LLC acquired the third partner’s 1/3rd interest in Well Enhancement LLC. Following the acquisition, the remaining partners each hold a 50% interest in Well Enhancement LLC. We used our tool on three wells and one well during our fiscal 2013 and our fiscal 2014, respectively.

Revenues

We generate revenues through two separate lines of businesses including our Wholesale Water and Wastewater business and our Farming Operations, which are described below.

Wholesale Water and Wastewater business – We generate revenues through our wholesale water and wastewater segment predominately from three sources: (i) monthly service and contract delivery fees, (ii) one time water and wastewater tap fees and construction fees, and (iii) consulting fees. Our revenue sources and how we account for them are described in greater detail below. We typically negotiate the payment terms for tap fees, construction fees, and other water and wastewater service fees with our wholesale customers as a component of our service agreements prior to construction of the project. However, with respect to customers on the Lowry Range, pursuant to the Lease, the District’s rates and charges to such end-use customers may not exceed the average of similar rates and charges of three nearby water providers.

i)
Monthly Service Fees – Monthly wholesale water usage fees are assessed to our customers based on actual metered deliveries to their end-use customers each month. Water usage fees are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. The District changed its water usage fees on December 31, 2013. The water usage fees for end-use customers on the Lowry Range are noted below in table B:

Table B - Tiered Water Usage Pricing Structure
	Price ($ per thousand gallons)
Amount of consumption	2014	2013	2012
Base charge per SFE	$30.35	$27.62	$27.62
0 gallons to 10,000 gallons	$3.51	$2.81	$2.81
10,001 gallons to 20,000 gallons	$5.31	$3.69	$3.69
20,001 gallons to 40,000 gallons	$8.12	$6.56	$6.56
40,001 gallons and above	$9.55	$8.93	$8.93

The figures in Table B reflect the amounts charged to the District’s end-use customers. In exchange for providing water service to the District’s Lowry Range customers, we receive 98% of the usage charges received by the District relating to water services after deducting the required royalty to the Land Board (described above at Rangeview Water Supply and Lowry Range – Land Board Royalties). In exchange for providing wastewater services, we receive 90% of the District’s monthly wastewater service fees, as well as the right to use or sell the reclaimed water.

Effective December 31, 2013 the District began charging its wastewater customers based on a monthly fee of $10.05 per SFE plus a $7.40 per thousand gallons treated usage fee. Prior to December 31, 2013 the District was charging $7.83 per SFE plus a $6.68 per thousand gallons treated usage fee, which were rates that had been in place since July 1, 2011.

In addition to the tiered water usage pricing structure we currently charge a hydrant rate of $10.50 per thousand gallons. We also collect other immaterial fees and charges from customers and other users to cover miscellaneous administrative and service expenses, such as application fees, review fees and permit fees.

ii)
Water and Wastewater Tap Fees and Construction Fees – Tap fees are typically paid by developers in advance of construction activities and are non-refundable. Tap fees are typically used to fund construction of the Wholesale Facilities and defray the acquisition costs of obtaining water rights.

Effective December 31, 2013, the District increased water tap fees from $22,500 to $24,620, which was a 9.4% increase. The District also increased wastewater tap fees from $4,883 to $4,988 effective December 31, 2013. The District last increased water tap fees on July 1, 2009 from $21,500 to $22,500 per SFE, which was a 4.7% increase over the 2008 water tap fee.

In exchange for providing water service to the District’s customers on the Lowry Range, we receive 100% of the District’s tap fees after deducting the required royalty to the Land Board described above. In exchange for providing wastewater services, we receive 100% of the District’s wastewater tap fees.

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

Farming Operations – We lease our farms to local area farmers on both a cash and a crop share lease basis. Our cash lease farmers are charged a fixed fee, billed semi-annually in March and November. During the November billing cycle our cash lease billings include either a discount or a premium adjustment based on actual water deliveries by the FLCC.  Our crop share lease fees are based on actual crop yields and are received upon the sale of the crops. All fees are estimated and recognized ratably on a monthly basis.

Significant Customers

Our wholesale water and wastewater sales to the District pursuant to the Rangeview Water Agreements accounted for 9%, 34% and 86% of our total water revenues for the years ended August 31, 2014, 2013 and 2012, respectively. The District has one significant customer, the Ridgeview Youth Services Center (“Ridgeview”). Pursuant to our Rangeview Water Agreements with the District, we are providing water to Ridgeview on behalf of the District. Ridgeview accounted for 8%, 28% and 53% of our total water revenues for the years ended August 31, 2014, 2013 and 2012, respectively.

Our wholesale water sales directly and indirectly to ConocoPhillips accounted for approximately 88%, 59% and 0% of our total water revenues for the fiscal years ended August 31, 2014, 2013 and 2012, respectively.

Our Projected Operations

This section should be read in conjunction with Item 1A – Risk Factors.

Along the Colorado Front Range, there are over 70 water providers with varying needs for replacement and new water supplies. We believe we are well positioned to assist certain of these providers in meeting their current and future water needs.

We design, construct and operate our water and wastewater facilities using advanced water purification and wastewater treatment technologies which allow us to use our water supplies in an efficient and environmentally sustainable manner. We plan to develop our water and wastewater systems in stages to efficiently meet demands in our service areas, thereby reducing the amount of up-front capital costs required for construction of facilities. We use third party contractors to construct our facilities as needed. We employ licensed water and wastewater operators to operate our water and wastewater systems. As our systems expand, we expect to hire additional personnel to operate our systems, which include water production, treatment, testing, storage, distribution, metering, billing, and operations management.

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

We expect the development of our Rangeview Water Supply to require a significant number of high capacity deep water wells. We anticipate drilling separate wells into each of the three principal aquifers located beneath the Lowry Range. Each well is intended to deliver water to central water treatment facilities for treatment prior to delivery to customers. Development of our Lowry Range surface water supplies will require facilities to divert surface water to storage reservoirs to be located on the Lowry Range and treatment facilities to treat the water prior to introduction into our distribution systems. Surface water diversion facilities will be designed with capacities to divert the surface water when available (particularly during seasonal events such as spring run-off and summer storms) for storage in reservoirs to be constructed on the Lowry Range. Based on preliminary engineering estimates, the full build-out of water facilities (including diversion structures, transmission pipelines, reservoirs, and water treatment facilities) on the Lowry Range will cost in excess of $340 million, based on estimated costs, and will accommodate water service to customers located on and outside the Lowry Range. We expect this build out to occur over an extended period of time, and we expect that tap fees will be sufficient to fund the infrastructure costs.

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

In order to use our Arkansas River water for municipal purposes, we must file a change of use application with the Colorado water court. This will likely be a lengthy process and require a substantial amount of capital for legal and engineering services. If we successfully change the use of our water rights to include municipal uses, we would then need to construct a 130-mile pipeline, and water treatment and pumping facilities, from southeastern Colorado to the Denver metropolitan area at an estimated cost of over $700 million. Since acquiring the Arkansas River supply, we have investigated various pipeline alignments and potential partnerships for construction of these facilities. We do not plan on beginning this process in the near term and anticipate that the tap fees and usage fees we generate from taps sold utilizing our water rights located along the Front Range, along with funding from other pipeline partners, will be sufficient to fund the water delivery facilities when the water is needed along the Front Range. Although we have not yet filed a change of use application, we are working with the FLCC and other interested parties in the Arkansas River Valley to mitigate any adverse impacts to the local communities and to make investments and decisions on farming operations which benefit continued agricultural operations as well as providing new municipal water supplies for the Front Range. We are conducting a rotational crop study program and participating in discussions with area interests including the Lower Arkansas Valley Super Ditch (“Super Ditch”), which is a group of Arkansas Valley irrigators who have assembled to study alternatives to traditional “buy and dry” agricultural-to-municipal water transfers.

During fiscal 2014 we, along with the District drilled three new wells, added a storage pond and added related piping, vaults, and control mechanisms. These efforts increased the capacity of our wholesale non-potable water system to approximately 1.2 million gallons per day. We may need to add additional wells if demand continues to grow, and we are anticipating adding substantial piping to connect our Rangeview and Sky Ranch systems.

The District is currently in the process of developing the WISE project. This project is being established for the purpose of developing infrastructure to interconnect provider’s water systems and to extend renewable water sources owned by Denver Water and Aurora Water to the South Metro water providers, including the District. This system will add an additional vital source of water to our system and will enable the providers to move water among each other, which will be an essential component of the District’s and our systems and will enable us to continue to meet the demands of our customers and expand opportunities to serve other customers on a sustainable and environmentally friendly manner. Through our funding agreement with the District (see Note 14 – Related Party Transactions) and subsequent to fiscal year end, we purchased certain rights to use existing water transmission and related infrastructure acquired by the WISE project, and anticipate that we will be investing in this system during fiscal 2015 and beyond.

We are exploring development of our Sky Ranch property including evaluating possible joint venture opportunities whereby we would contribute the property, a portion of the development funds, and build the water and wastewater infrastructure for housing and commercial development of the property. The timing for us to begin developing the property is largely dependent on the Denver real estate market and interest we receive from home builders and developers. While the Denver area’s housing market has strengthened in recent years we are not able to determine when we expect to begin development of the property.

We continue to develop our farming operations seeking to increase crop yields and to balance our cash and crop share leases in order to maximize profits. We are evaluating options to add sprinkler irrigation to a few of our farms during next two to three years in order to better utilize our water supplies and increase crop yields. We are also negotiating with area farmers to optimize our lease structure.

Water and Growth in Colorado

After experiencing a weak economy through 2012, much like that of the U.S. as a whole, Colorado began recovering during 2013 and 2014. The key drivers in our business model are:

•	Housing Starts – From September 2012 to September 2013 the annual housing starts increased by 34%. From September 2013 to September 2014 the annual housing starts increased by 14%.
•	Unemployment – The unemployment rate in Colorado was 5.1% at August 31, 2014 compared to a national unemployment rate of 6.1%. Colorado added an estimated 43,300 jobs from August 2013 to August 2014.
•
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

•
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

•
Supply – The Statewide Water Supply Initiative estimates that population growth in the Denver region and the South Platte River basin will result in additional water supply demands of over 400,000 acre feet by the year 2030.

•
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

Although we have exclusive long-term water and wastewater service contracts for 24,000 acres of the 27,000-acre Lowry Range pursuant to the Service Agreement, providing water and wastewater services to areas other than Sky Ranch and the majority of the Lowry Range, is subject to competition. Alternate sources of water are available, principally from other private parties, such as farmers or others owning water rights that have historically been used for agriculture, and from municipalities seeking to annex new development areas in order to increase their tax base. Our principal competition in areas close to the Lowry Range is the City of Aurora. Principal factors affecting competition for potential purchasers of our Arkansas River water and Export Water include the availability of water for the particular purpose, the cost of delivering the water to the desired location (including the cost of required taps), and the reliability of the water supply during drought periods. We estimate that the water assets we own and have the exclusive right to use have a supply capacity of approximately 155,000 SFE units, and we believe they provide us with a significant competitive advantage along the Front Range. Our legal rights to the Rangeview Water Supply have been confirmed for municipal use and a significant portion of our water supply is close to Denver area water users. Our pricing structure is competitive and our water portfolio is well balanced with senior surface water rights, groundwater rights, storage capacity and reclaimed water supplies.

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

In the future, we anticipate changing our method of treating wastewater, which will require future additional capital investments, as additional regulations become effective. We anticipate spending between $400,000 and $500,000 during fiscal year 2015 for improvements at our wastewater treatment facilities necessary to maintain compliant operations in light of more stringent discharge criteria for ammonia-nitrogen and chlorine residual.

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

Employees

We currently have seven full-time employees.

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

Item 1A – Risk Factors

The following section describes the material risks and uncertainties that management believes could have a material adverse effect on our business, financial condition, results of operations, and the market price of our common stock. The risks discussed below include forward-looking statements, and our actual results may differ materially from those discussed in these forward-looking statements. These risks should be read in conjunction with the other information set forth in this report, including the accompanying financial statements and notes thereto.

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

The rates the District is allowed to charge customers on the Lowry Range are limited by the Lease with the Land Board and our contract with the District and may not be sufficient to cover our costs of construction and operation. The prices charged by the District for water service on the Lowry Range are subject to pricing regulations set forth in the Lease with the Land Board. Both the tap fees and usage rates and charges are capped at the average of the rates of three nearby water providers. Annually the District surveys the tap fees and rates of the three nearby providers and the District may adjust tap fees and rates and charges for water service on the Lowry Range based on the average of those charged by this group, and we receive 98% of whatever the District charges its customers. Our costs associated with the construction of water delivery systems and the production, treatment and delivery of water are subject to market conditions and other factors, which may increase at a significantly greater rate than the fees we receive from the District. Factors beyond our control and which cannot be predicted, such as government regulations, insurance and labor markets, drought, water contamination and severe weather conditions, like tornadoes and floods, may result in additional labor and material costs that may not be recoverable under the current rate structure. Either increased customer demand or increased water conservation may also impact the overall cost of our operations. If the costs for construction and operation of our wholesale water services, including the cost of extracting our groundwater, exceed our revenues, we would be providing service to the District for use at the Lowry Range at a loss. The District may petition the Land Board for rate increases; however, there can be no assurance that the Land Board would approve a rate increase request. Further, even if a rate increase were approved, it might not be granted in a timely manner or in an amount sufficient to cover the expenses for which the rate increase was sought.

Our business is subject to seasonal fluctuations and weather conditions which could affect demand for our water service and our revenues. We depend on an adequate water supply to meet the present and future demands of our customers and their end-use customers and to continue our expansion efforts. Conditions beyond our control may interfere with our water supply sources. Drought and overuse may limit the availability of water. These factors might adversely affect our ability to supply water in sufficient quantities to our customers and our revenues and earnings may be adversely affected. Additionally, cool and wet weather, as well as drought restrictions and our customers’ conservation efforts, may reduce consumption demands, also adversely affecting our revenue and earnings. Furthermore, freezing weather may contribute to water transmission interruptions caused by pipe and main breakage. If we experience an interruption in our water supply, it could have a material adverse effect on our financial condition and results of operations. Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with cooling systems, irrigation systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. If temperatures during the typically warmer months are cooler than expected or there is more rainfall than expected, the demand for our water may decrease and adversely affect our revenues.

Sales to the fracking industry could be curtailed or eliminated in the future. Our water sales are highly concentrated directly and indirectly with one company providing fracking services to the oil and gas industry on and around the Lowry Range and our Sky Ranch property. Regulations, fracking technologies, and the success of the wells are conditions that could limit or eliminate our sales to this customer base as well as renewals of our oil and gas leases, if any, in the future. Investment in oil and gas development is dependent on the price of oil and, recently, the price of oil has decreased significantly. We have no contractual commitment that will ensure these sales will continue in the future.

We may not be able to obtain sufficient capital to develop our water rights, in particular the Arkansas River water. Development of water rights requires a substantial capital investment. We anticipate financing water and wastewater systems primarily through the sale of water taps and water delivery charges to our customers. However, we cannot assure you that these sources of cash will be sufficient to cover our capital costs. Moreover, the development of the Arkansas River water will require a pipeline or other infrastructure to deliver the water to the Front Range, which is anticipated to cost over $700 million. We likely would be required to partner with others to finance a project of this magnitude, and there is no assurance we would be able to obtain the financing necessary to develop our Arkansas River water.

We are dependent on the housing market and development in our targeted service areas for future revenues. Providing wholesale water service using our Colorado Front Range water supplies is our principal source of future revenue. The timing and amount of these revenues will depend significantly on housing developments being built near our water assets. The development of these areas is not within our control, and there can be no assurance that development will occur or that water sales will occur on acceptable terms or in the amounts or time required for us to support our costs of operation. In the event wholesale water sales are not forthcoming or development on the Lowry Range, Sky Ranch or other developments in our targeted service area is delayed indefinitely, we would need to incur additional short or long-term debt obligations or seek to sell additional equity to generate operating capital, and there are no assurances that we would be successful in obtaining additional operating capital. After several years of significant declines in new home construction, there have been positive market gains in the Colorado housing market in 2013 and 2014. However, if the downturn in the homebuilding and credit markets return or if the national economy weakens and economic concerns intensify, it could have a significant negative impact on our business and financial condition.

Development on the Lowry Range is not within our control and is subject to obstacles. Development on the Lowry Range is controlled by the Land Board, which consists of a five person citizen group representing education, agriculture, local government and natural resources, plus one at-large commissioner, each appointed for a four-year term by the Colorado governor and approved by the Colorado Senate. The Land Board’s focus with respect to issues such as development and conservation on the Lowry Range tends to change as membership on the Land Board changes. In addition, there are often significant delays on the adoption and implementation of plans with respect to property administered by the Land Board because the process involves many constituencies with diverse interests. In the event water sales are not forthcoming or development of the Lowry Range is delayed or abandoned, we may incur additional short or long-term debt obligations or seek to sell additional equity to generate operating capital.

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

A failure of the water wells or distribution networks that we own or control could result in losses and damages that may affect our financial condition and reputation. We distribute water through a network of pipelines and store water in storage tanks and a pond. A failure of these pipelines, tanks or the pond could result in injuries and damage to property for which we may be responsible, in whole or in part. The failure of these pipelines, tanks, or pond may also result in the need to shut down some facilities or parts of our water distribution network in order to conduct repairs. Such failures and shutdowns may limit our ability to supply water in sufficient quantities to our customers and to meet the water delivery requirements prescribed by our contracts, which could adversely affect our financial condition, results of operations, cash flow, liquidity and reputation. Any business interruption or other losses might not be covered by insurance policies or be recoverable through rates and charges, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

Conflicts of interest may arise relating to the operation of the District. Our officers and employees constitute 50% of the directors of the District. Pure Cycle, along with our officers and employees and one unrelated individual, own the 40 acres that constitute the District. We have made loans to the District to fund its operations. At August 31, 2014, total principal and interest owed to us by the District was $568,000. Pursuant to our Service Agreement with the District for the provision of water services, the District retains two percent of the revenues from the sale of water to its end-use customers on the Lowry Range. Proceeds from the fee collections will initially be used to repay the District’s obligations to us, but after these loans are repaid, the District is not required to use the funds to benefit Pure Cycle. We have received benefits from our activities undertaken in conjunction with the District, but conflicts may arise between our interests and those of the District, and with our officers who are acting in dual capacities in negotiating contracts to which both we and the District are parties. We expect that the District will expand when more properties are developed and become part of the District, and our officers acting as directors of the District will have fiduciary obligations to those other constituents. There can be no assurance that all conflicts will be resolved in the best interests of Pure Cycle and its shareholders. In addition, other landowners coming into the District will be eligible to vote and to serve as directors of the District. There can be no assurances that our officers and employees will remain as directors of the District or that the actions of a subsequently elected board would not have an adverse impact on our operations.

Our operations are affected by local politics and governmental procedures which are beyond our control. We operate in a highly political environment. We market our water rights to municipalities and other governmental entities run by elected or politically appointed officials. Our principal competitors are municipalities seeking to expand their sales tax base and other water districts. Various constituencies, including our competitors, developers, environmental groups, conservation groups, and agricultural interests, have competing agendas with respect to the development of water rights in Colorado, which means that decisions affecting our business are based on many factors other than economic and business considerations. Additional risks associated with dealing with governmental entities include turnover of elected and appointed officials, changes in policies from election to election, and a lack of institutional history in these entities concerning their prior courses of dealing with the Company. We spend significant time and resources educating elected officials, local authorities and others regarding our water rights and the benefits of contracting with us. Political concerns and governmental procedures and policies may hinder or delay our ability to enter into service agreements or develop our water rights or infrastructure to deliver our water. While we have worked to reduce the political risks in our business through our participation as the service provider for the District in regional cooperative resource programs, such as the SMWSA and its WISE partnership with Denver Water and Aurora Water, as well as education and communication efforts and community involvement, there can be no assurance that our efforts will be successful.

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

The District’s and our rights under the Lease have been challenged by third parties. The District’s and our rights under the Lease have been challenged by third parties, including the Land Board in the past. In 2014, in connection with settling a lawsuit filed by us and the District against the Land Board, the Land Board, the District and we amended and restated the Lease to clarify and update a number of provisions.  However, there are issues still subject to negotiation and it is likely that during the remaining 67 year term of the Lease the parties will disagree over interpretations of provisions in the Lease again. There can be no assurance that the District’s or our rights under the Lease will not be challenged in the future, which could require potentially expensive litigation to enforce our rights.

We have incurred indebtedness to purchase promissory notes defaulted on by HP A&M which were secured by deeds of trust on our Arkansas River properties and water rights and if we are unable to pay that debt, we will lose some of our properties and the water rights associated with such properties. Approximately 60 of the 80 properties we acquired from HP A&M were subject to promissory notes owed by HP A&M to third parties with principal and accrued interest totaling $9.6 million at August 31, 2012. These promissory notes were secured by deeds of trust on our Arkansas River properties and water rights. HP A&M has defaulted on all of the notes. Although we are not legally responsible for paying these notes, if we did not cure the defaults, we would have lost 75% of the Arkansas River properties and a comparable percentage of the water rights. We foreclosed on the Pledged Shares, consisting of 1.5 million shares of our common stock owned by HP A&M which were pledged to us to secure the promissory notes. The foreclosure sale yielded $3.5 million which was not enough to cure all of the promissory notes. We have been acquiring the promissory notes to protect our Arkansas River properties. As of the filing date, we have successfully acquired all but one of the approximately $9.4 million of the notes payable by HP A&M in exchange for a combination of cash and secured notes. The notes we have issued are secured by the same Arkansas River properties and water rights and generally have a five-year term, bear interest at an annual rate of five percent and require semi-annual payments with a straight line amortization schedule. There can be no assurances that we will have sufficient resources in the future to pay all of the notes.  If we were to default on our secured notes in the future, we could lose approximately 6,100 acres of our Arkansas River Properties and 6,700 FLCC shares. The loss of the Arkansas River properties and water rights could have a material adverse effect on our business, operating results and financial condition.

HP A&M attempted to acquire four of the Arkansas River properties, which were subject to promissory notes and deeds of trust defaulted on by HP A&M, without paying us for the properties.  We have purchased all but one of the HP A&M notes and deeds of trust defaulted on by HP A&M and started foreclosure proceedings to clear title to the properties and obtain title to any mineral rights owned by HP A&M as additional collateral to recover the amounts we have had to pay to remedy HP A&M’s defaults. HP A&M attempted to redeem four of the properties after the foreclosure sales were completed and sought a court order preventing the Public Trustee from issuing us the deeds to the properties as the successful bidder in the foreclosure sales. The court ruled against HP A&M on November 20, 2013.  However, HP A&M has appealed the judgment. See “Item 3 – Legal Proceedings” for details regarding this lawsuit.  If HP A&M’s appeal is successful, we could lose these four properties, which have a market value of approximately $3,060,000.  HP A&M would be liable to us for this loss pursuant to the terms of the Arkansas River Agreement, but there can be no assurance that we would recover such damages.

An unsuccessful resolution of our pending litigation against HP A&M seeking recovery for damages caused by its default on promissory notes secured by deeds of trust on our Arkansas River properties and water rights could materially adversely affect our financial condition and results of operations.  We have purchased all but one of the HP A&M notes and deeds of trust defaulted on by HP A&M and have sued HP A&M for damages caused by its defaults.  Additionally, pursuant to remedies outlined in our Agreement, we have foreclosed or have initiated foreclosure proceedings on 38 of the notes to clear title to the properties and obtain title to any mineral rights owned by HP A&M as a result of HP A&M’s defaults.  Further, we have reduced HP A&M’s Tap Participation Fee pursuant to the Arkansas River Agreement.  On April 4, 2014, we commenced a lawsuit against HP A&M seeking recovery for damages caused by its defaults of the Arkansas River Agreement and related agreements. HP A&M has asserted affirmative defenses, including breach of contract and breach of an implied covenant of good faith and fair dealing, and requested damages to be proven at trial.  If we are unsuccessful in recovering our damages and related costs associated with HP A&M’s default, or if HP A&M is successful in its counterclaims against us, it could have a material adverse effect on our financial condition and results of operations.

Our stock price has been volatile in the past and may decline in the future. Our common stock has experienced significant price and volume fluctuations in the past and may experience significant fluctuations in the future depending upon a number of factors, some of which are beyond our control. Factors that could affect our stock price and trading volume include, among others, the perceived prospects of our business; differences between anticipated and actual operating results; changes in analysts’ recommendations or projections; the commencement and/or results of litigation and other legal proceedings; and future sales of our common stock by us or by significant shareholders, officers and directors. In addition, stock markets in general have experienced extreme price and volume volatility from time to time, which may adversely affect the market price of our common stock for reasons unrelated to our performance.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Corporate Office – We occupy 1,200 square feet at a cost of $1,530, per month, at the address shown on the cover of this Form 10-K. We lease these premises pursuant to a two year operating lease agreement ending in December 2014 with a third party. We have plans in place for office space after December 2014.

Water Related Assets – In addition to the water rights and adjudicated reservoir sites which are described in Item 1 – Our Water Assets, we also own a 500,000 gallon water tank, 400,000 barrel storage reservoir, three deep water wells, a pump station, and several miles of water pipeline in Arapahoe County Colorado. Additionally, although owned by the District, we operate and maintain another 500,000 gallon water tank, two deep water wells, and pump station, three alluvial wells, the District’s wastewater treatment plant, and water distribution and wastewater collection pipelines that serve customers located at the Lowry Range. These assets are used to provide service to our existing customers.

Land – We own approximately 931 acres of land known as Sky Ranch which is described further in Item 1 – Our Water and Land Assets – Sky Ranch. In addition, we own approximately 14,900 acres of irrigated farm land in the Arkansas River Valley as described in Item 1 – Our Water and Land Assets – Arkansas River Water and Land. A portion of our farm land totaling 939 acres of land is currently held for sale. We also own 40 acres of land that comprise the current boundaries of the District.

Other Equipment – We also own various water delivery fixtures located on our farm properties. These items consist mainly of irrigation pumps, irrigation ditches, and irrigation pipelines.

Item 3 – Legal Proceedings

During the fiscal years ended August 31, 2014 and 2013, foreclosure proceedings were commenced against 38 of the properties we acquired from HP A&M, which are subject to promissory notes defaulted upon by HP A&M and secured by deeds of trust on our land and water rights. The proceedings were filed on various dates from January 9, 2013 through March 12, 2014, with the Public Trustees of Bent, Otero and Prowers Counties in Colorado and involve claims against HP A&M for its failure to pay the notes. In addition two proceedings were commenced against FLCC certificates pursuant to the Colorado Uniform Commercial Code (the “UCC”), representing water rights, one in 2013 and one on May 5, 2014.  PCY Holdings, LLC (“PCY Holdings”), our wholly owned subsidiary, has been the successful bidder in foreclosure sales of all of the properties we acquired from HP A&M, including two completed after year end, and we terminated one foreclosure proceeding by curing HP A&M’s note. As of the date of this filing, one property remains subject to foreclosure proceedings. This property represent less than 3% of our FLCC shares and less than 2% of our farm land acquired from HP A&M.

Foreclosure sales were conducted on three of our properties on August 28, 2013, and on a fourth property on September 4, 2013. PCY Holdings was the successful bidder in these foreclosure sales. On September 16, 2013, HP A&M filed a complaint against PCY Holdings and the Public Trustee for the County of Bent, Colorado, in the District Court, County of Bent, Colorado. HP A&M sought (i) a declaratory judgment that it is entitled to redeem the four properties from the foreclosure sales by paying the amount of the outstanding debt, plus fees, which is the amount we bid in the sales, and (ii) preliminary and permanent injunctions against the Public Trustee preventing the Public Trustee from issuing confirmation deeds for the foreclosure sales to PCY Holdings or anyone other than HP A&M. On November 20, 2013, the complaint was dismissed with prejudice, and judgment was entered in favor of the Public Trustee and PCY Holdings. The Public Trustee issued the confirmation deeds to PCY Holdings on December 5, 2013. The District Court also awarded the Public Trustee of Bent County and PCY Holdings their attorneys’ fees and costs incurred in connection with this matter. In subsequent proceedings regarding a petition filed by PCY Holdings with the District Court requesting the removal of lis pendens filed against the four properties by HP A&M, the District Court awarded attorneys’ fees to HP A&M with respect to the petition. Responses to motions by both PCY Holdings and HP A&M regarding the attorneys’ fee awards have been stayed pending the outcome of the appeal, discussed below, of the District Court’s initial ruling against HP A&M.

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

We filed a lawsuit against HP A&M in the District Court, City and County of Denver, State of Colorado on April 4, 2014, alleging HP A&M breached the Arkansas River Agreement, Seller Pledge Agreement and Property Management Agreement, among other ways, by failing to (i) pay, perform and discharge its obligations when due or otherwise pursuant to the Excluded Indebtedness, (ii) cure defaults under the notes and deeds of trust representing the Excluded Indebtedness, and (iii) use Net Revenue, pursuant to the Property Management Agreement, to pay Excluded Indebtedness. As a result of these breaches, we are claiming damages to be proven at trial, and estimated as of the date of the lawsuit to be not less than $8 million. HP A&M filed its answer on May 30, 2014, asserting affirmative defenses and counterclaims, including, among others, breach of contract and breach of implied covenant of good faith and fair dealing and requesting damages in an amount to be proven at trial.

On July 10, 2014, we, the District and the Land Board, entered into a settlement agreement with respect to the lawsuit filed in December 2011 by us and the District against the Land Board involving certain claims arising out of or related to (i) the 1996 Amended and Restated Lease Agreement and (ii) the 1996 Service Agreement. The settlement agreement also settles certain claims related to operational issues under the Lease which the parties had previously agreed to submit to arbitration.  Pursuant to the settlement, we, the District, and the Land Board entered into the 2014 Amended and Restated Lease Agreement.  In addition, we and the District entered into the 2014 Amended and Restated Service Agreement.  In conjunction with the settlement, the Land Board assigned us its right to receive approximately $2.4 million from future sales of Export Water under the CAA.  For a more detailed discussion of the terms of the settlement, see the Current Report on Form 8-K filed on July 14, 2014.

On September 29, 2014, we reached a settlement agreement with HP A&M. The agreement settles a lawsuit filed in 2012 by HP A&M against us involving certain claims arising out of or related to the 1996 Amended and Restated Lease Agreement. We and HP A&M have agreed to dismiss all claims relating to the 2012 lawsuit with prejudice.

Item 4 – Mine Safety Disclosures

None.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)                      Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “PCYO”. The high and low sales prices of our common stock, by quarter, for the fiscal years ended August 31, 2014 and 2013 are presented below:

Fiscal 2014 quarters ended:	August 31	May 31	February 28	November 30
Market price of common stock
High	$7.36	$7.00	$7.19	$7.19
Low	$5.40	$4.96	$5.62	$4.34

Fiscal 2013 quarters ended:	August 31	May 31	February 28	November 30
Market price of common stock
High	$6.72	$7.32	$4.10	$2.78
Low	$5.00	$3.87	$2.31	$1.87

(b)              Holders

On November 10, 2014, there were 1,029 holders of record of our common stock.

(c)              Dividends

We have never paid any dividends on our common stock and expect for the foreseeable future to retain all of our earnings from operations, if any, for use in expanding and developing our business. Any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant. The terms of our Series B Preferred Stock prohibit payment of dividends on common stock unless all dividends accrued on the Series B Preferred Stock have been paid and require dividends to be paid on the Series B Preferred Stock if proceeds from the sale of Export Water exceed $36,026,232. For further discussion see Note 8 – Shareholder’s Equity to the accompanying financial statements.

(d)           Securities Authorized For Issuance Under Equity Compensation Plans

Table D - Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans:
Approved by security holders	315,000	$5.76	1,600,000
Not approved by security holders	–	–	–
Total	315,000	$5.76	1,600,000

e)           Performance Graph 1

This graph compares the cumulative total return of our common stock for the last five fiscal years with the cumulative total return for the same period of the S&P 500 Index and a peer group index2. The graph assumes the investment of $100 in common stock in each of the indices as of the market close on August 31 and reinvestment of all dividends.

	2014	2013	2012	2011	2010
Pure Cycle Corporation	$200.62	$160.00	$61.54	$91.08	$92.62
S&P 500	$218.10	$174.13	$146.70	$124.32	$104.91
Peer Group	$191.82	$172.75	$144.09	$126.56	$112.06

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
8/09
8/10
8/11
8/12
8/13
8/14
Pure Cycle Corporation
S&P 500
Peer Group

*$100 invested on 8/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending August 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

(f)	Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

None.

(g)	Purchase of Equity Securities By the Issuer and Affiliated Purchasers

None.

Item 6 – Selected Financial Data

Table E - Selected Financial Data
In thousands (except per share data)	For the Fiscal Years Ended August 31,
	2014	2013	2012	2011	2010
Summary Statement of Operations items:
Total revenues	$3,091.1	$1,857.5	$284.4	$282.1	$264.1
Net loss	$(311.4)	$(4,150.4)	$(17,418.7)	$(6,016.2)	$(5,391.3)
Basic and diluted loss per share	$(0.01)	$(0.17)	$(0.72)	$(0.26)	$(0.27)
Weighted average shares outstanding	24,038	24,038	24,038	23,169	20,207

	As of August 31,
Summary Balance Sheet Information:	2014	2013	2012	2011	2010
Current assets	$4,463.3	$9,900.0	$7,661.8	$5,065.6	$1,819.6
Total assets	$108,173.8	$108,618.3	$111,582.0	$116,122.7	$106,377.8
Current liabilities	$3,274.4	$5,402.3	$6,254.8	$658.3	$171.3
Long term liabilities	$13,868.9	$65,443.5	$75,209.5	$68,174.0	$63,746.5
Total liabilities	$17,143.3	$70,845.8	$81,464.3	$68,832.3	$63,917.8
Equity	$91,030.5	$37,772.5	$30,117.8	$47,290.3	$42,460.0

The following items had a significant impact on our operations:

•
In fiscal 2014 in order to protect our farm assets we acquired the remaining approximately $2.6 million of the $9.6 million in HP A&M defaulted notes. Additionally, we borrowed $1.75 million, sold farms for $5.8 million, and invested $3.7 million in our water systems. Subsequent to fiscal year end, we refinanced approximately $1.8 million of the notes we had issued to purchase the notes and deeds of trust defaulted on by HP A&M and we obtained an additional $1.0 million for working capital. Additionally, we recorded an impairment of approximately $400,000 on land and water rights held for sale and we recorded a gain of $1.3 million upon completing the sale of certain farms that we previously impaired in fiscal 2012. See further discussion in Note 4 – Water and Land Assets in the accompanying financial statements.

•
In fiscal 2013, in order to protect our farm assets, we acquired approximately $7 million of the $9.6 million in HP A&M notes. Additionally we sold 1,500,000 unregistered shares of Pure Cycle common stock owned by HP A&M for $2.35 per share, yielding approximately $3.4 million, net of expenses.

•
In fiscal 2012 the Paradise Water Supply asset was deemed fully impaired and the entire asset value of $5.5 million was written off and recorded in the accompanying financial statements. Additionally, we recorded an impairment of $6.5 million on land and water rights held for sale. See further discussion in Note 4 – Water and Land Assets in the accompanying financial statements.

•
In fiscal 2014, 2013, 2012, 2011 and 2010, respectively, we imputed $1.4 million, $3.3 million, $3.5 million, $3.8 million, and $3.6 million of interest related to the Tap Participation Fee payable to HP A&M.  As described below, this represents the difference between the net present value and the estimated realizable value of the Tap Participation Fee, which is being charged to expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee. The Tap Participation Fee is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased from HP A&M.

•	In fiscal 2011, we acquired approximately 931 acres of land known as Sky Ranch for $7.0 million.

•	In fiscal 2010, we sold a total of 3.8 million shares of common stock for a total of $10.7 million, which was used to acquire the Sky Ranch property and for working capital.

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

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and our financial condition and should be read in conjunction with the accompanying financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. The following sections focus on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:

•	Revenue generated from providing water and wastewater services and our farming operations;
•	Expenses associated with developing our water and land assets; and
•	Cash available to continue development of our water rights and service agreements.

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

We currently provide wholesale water and wastewater service predominately to two local governmental entity customers. Our largest wholesale domestic customer is the District. We provide service to the District and its end-use customers pursuant to the Rangeview Water Agreements between us and the District for the provision of wholesale water service to the District for use in the District’s service area. Through the District, we serve 258 SFE water connections and 157 SFE wastewater connections located in southeastern metropolitan Denver. In the past two years, we have been providing an increasing amount of water to industrial customers in our service area and adjacent to our service ares to the oil and gas industry for the purposes of hydrologic fracturing. Oil & gas operators have leased more than 135,000 acres within and adjacent to our service areas for the purpose of exploring oil and gas interest in the Niobrara and other formations and this activity has led to increased water demands.

We plan to utilize our significant water assets along with our adjudicated reservoir sites to provide wholesale water and wastewater services to local governmental entities which in turn will provide residential/commercial water and wastewater services to communities along the eastern slope of Colorado in the area generally referred to as the Front Range. Principally we target the I-70 corridor, which is located east of downtown Denver and south of the Denver International Airport. This area is predominately undeveloped and is expected to experience substantial growth over the next 30 years. We also plan to continue to provide water service to commercial and industrial customers.

Agricultural Operations and Leasing

Based on total acreage, approximately 85% of our farm operations are managed through cash lease arrangements with local area farmers whereby we charge a fixed fee to lease our land and the water for agricultural purposes to tenant farmers. Based on total acreage, approximately 15% of our farm operations are managed through crop share leases, pursuant to which we and the tenant farmer jointly share in the gross revenues generated from the crops grown under a 75% farmer, 25% landlord participation. The majority of crops grown on our farms are alfalfa, with a number of acres also planted in corn, sorghum, and wheat. We will continue to review and evaluate ways to enhance the performance of our approximately 14,900 acres of farm land through relationships with area farmers.

We also own 931 acres of land along the I-70 corridor east of Denver, Colorado. We are currently leasing this land to an area farmer until such time as the property can be developed.

These land interests are described in the Arkansas River Assets and Sky Ranch sections of Note 4 - Water and Land Assets to the accompanying financial statements.

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

Revenue Recognition

Our revenues consist mainly of monthly service fees, tap fees, construction fees, and beginning in fiscal 2013, farm operations. As further described in Note 2 – Summary of Significant Accounting Policies to the accompanying financial statements, proceeds from tap sales and construction fees are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. We recognize tap fees derived from agreements for which we construct infrastructure owned by others as revenue, along with the associated costs of construction, pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the fiscal years ended August 31, 2014, 2013 or 2012.

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

Pursuant to the O&G Lease and an oil and gas on 40 acres of mineral estate the Company owns adjacent to the Lowry Range (the “Rangeview Lease”), we received up-front payments which are recognized as other income on a straight-line basis over the initial term or extension of term, as applicable, of the leases.

Currently we lease our farms to local area farmers on both cash and crop share lease basis. Our cash lease farmers are charged a fixed fee, which is billed semi-annually in March and November. During the November billing cycle our cash lease billings include either a discount or a premium adjustment based on actual water deliveries by the FLCC. Our crop share lease fees are based on actual crop yields and are received upon the sale of the crops. All fees are estimated and recognized ratably on a monthly basis.

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

Our water assets will be utilized in the provision of water services which inevitably will encompass many housing and economic cycles. Our service capacities are quantitatively estimated based on an average single family home consuming approximately .2 acre feet of water per year. Average water deliveries are approximately .4 acre feet, however approximately 50% or .2 acre feet are returned and available for reuse. Our water supplies are legally decreed to us through the water court. The water court decree allocates a specific amount of water (subject to continued beneficial use) which historically has not changed. Thus, individual housing and economic cycles typically do not have an impact on the number of connections we can serve with our supplies or the amount of water legally decreed to us relating to these supplies.

We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

Our Front Range and Arkansas River Water Rights – We determine the undiscounted cash flows for our Denver based assets and the Arkansas River assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs, inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2014, and determined there were no material changes and that our Denver based assets and our Arkansas River assets are not impaired and their costs are deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g. Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. Our combined Rangeview Water Supply, Sky Ranch water and Arkansas River water assets which have a carrying value of $90.8 million as of August 31, 2014. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $24,620 and estimated gross margins, we estimate that we would need to add 7,600 new water connections (requiring 5.7% of our portfolio) to generate net revenues sufficient to recover the costs of our Rangeview Water Supply and Arkansas River water assets. If tap fees increase 5%, we would need to add 7,200 new water taps (requiring 5.4% of our portfolio) to recover the costs of our Rangeview Water Supply and Arkansas River water assets. If tap fees decrease 5%, we would need to add 8,000 new water taps (requiring 5.9% of our portfolio) to recover the costs of our Rangeview Water Supply and Arkansas River water assets.

Although changes in the housing market throughout the Front Range have delayed our estimated tap sale projections, these changes do not alter our water ownership, nor our service obligations to existing properties or the number of SFE’s we can service.

We have contracts to sell a farm totaling 299 acres along with 239 FLCC shares associated with the land. Management has also decided it would be in the best interest of the Company to identify approximately 640 acres of land along with approximately 512 FLCC shares, but has not yet identified farms or entered into any agreements to sell farms. We have impaired these farms and recorded them as land and water held for sale.

Our Paradise Water Supply – We have deemed the Paradise Water Supply to be fully impaired and an impairment of $5.5 million was recorded in the fiscal 2012 financial statements. The Paradise Water Supply asset was conveyed to a third party nonprofit corporation and is no longer owned by us as of August 31, 2014.

Tap Participation Fee

The $7.9 million TPF liability at August 31, 2014, represents the estimated discounted fair value of our obligation to pay HP A&M 20% of the our gross proceeds, or the equivalent thereof, from the sale of the next 2,184 water taps sold by us.

As partial consideration for the purchase of our farms and related water, we agreed to pay HP A&M 10% of the tap fees we receive from the next 40,000 water taps we sell from and after the date of the Arkansas River Agreement. The TPF is payable only when we sell water taps from any of our water assets or when we sell any of the water rights we purchased from HP A&M, in either case only once we receive funds from such sale. Payment of the TPF may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events. The TPF liability is valued by estimating new home development in our service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver metropolitan area. This development pattern was then applied to projected future water tap fees determined by using historical water tap fee trends. Actual new home development in our service area and actual future tap fees inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the TPF. See further discussion in the “Obligations Payable by HP A&M, Now in Default” section below.

A component in our estimate of the value of the TPF is that water tap fees may continue to increase in the coming years. Tap fees are market based and increases in tap fees reflect, among other things, the increasing costs to acquire and develop new water supplies. Tap fees thus are partially indicative of the increasing value of our water assets. We continue to assess the value of the TPF liability and update our valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. We updated the estimated discounted cash flow analysis as of August 31, 2014, as described in more detail below.

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

During the 2013 fiscal year we foreclosed on three farms and one FLCC certificate representing water rights only. Additionally we withdrew one farm from foreclosure. As a result of these foreclosures, in accordance with our remedies pursuant to our agreement with HP A&M, we exercised our right to reduce the TPF. We reduced the number of taps subject to the TPF by 2,233 taps, and the discounted present value of the TPF by a total of approximately $11.7 million.

During the 2014 fiscal year we foreclosed on 31 farms and two FLCC certificates representing water rights only. As a result of these foreclosures, in accordance with our remedies pursuant to our agreement with HP A&M we exercised our right to reduce the TPF. We reduced the number of taps subject to the TPF by 15,113 taps, and the discounted present value of the TPF by a total of approximately $53.6 million.

As a result of the events described above, we revalued the TPF liability as of August 31, 2014. The updated valuation and the events described above resulted in the following:

•
Our obligation to pay HP A&M 20% of the gross proceeds, or the equivalent thereof, from the sale of the next 19,468 water taps as of September 1, 2011, became an obligation to pay 20% of the gross proceeds, or the equivalent thereof, from the sale of the next 2,184 water taps.

•
The total undiscounted estimated payments to HP A&M for the TPF decreased $53.3 million from the previous valuation completed in fiscal 2013. The total estimated payments were then discounted to the current valuation date and the difference between the amount reflected on the Company’s balance sheet and the total estimated payments is imputed as interest expense over the estimated development life using the effective interest method. The imputed effective interest rate remained 6.6% and the amount of interest imputed was $1.4 million for fiscal 2014.

 As of August 31, 2014 there were 2,184 taps subject to the TPF and we revalued the TPF liability resulting in a remaining discounted present value liability of $7.9 million. $27.5 million of interest has been imputed since the acquisition date recorded using the effective interest method. Subsequent to August 31, 2014, an additional 981 FLCC shares, were foreclosed resulting in a reduction of the number of taps subject to the TPF by an additional 1,801 taps (approximately $6.2 million of the TPF), leaving 383 taps (approximately $1.7 million) subject to the TPF.

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

On July 2, 2012, we formally notified HP A&M that its failure to pay the promissory notes constituted an Event of Default under the Seller Pledge Agreement and a default of a material covenant under the Arkansas River Agreement and that unless such defaults were cured within 30 days, the Property Management Agreement would be terminated and we would proceed to exercise certain rights and remedies under the Arkansas River Agreement, the Seller Pledge Agreement, and the Property Management Agreement to protect our assets. Our remedies at law and under the Arkansas River Agreement and related agreements include, but are not limited to, the right to (i) terminate the Property Management Agreement; (ii) foreclose on the Pledged Shares; (iii) reduce the Tap Participation Fee; and (iv) recover damages caused by the defaults, including certain costs and attorneys’ fees. Pursuant to these remedies we have taken the following actions:

(i)	On August 3, 2012, we formally terminated the Property Management Agreement. See further discussion in Farm Accounts Receivable and Future Farm Income below.

(ii)	During September 2012 we sold the Pledged Shares in accordance with the Seller Pledge Agreement yielding approximately $3.4 million to us.

(iii)
As described in Note 7 – Long Term Debt and Operating Lease, to the accompanying consolidated financial statements, to protect our land and water interests, upon a default by HP A&M, at our sole discretion, we may take any measure we deem appropriate to remedy all of the defaults. If we did not protect our interest relating to the defaults, we could have lost the properties and water rights securing the defaulted notes. As of August 31, 2014, we have acquired approximately $9.4 million of the $9.6 million of promissory notes that are payable by HP A&M to third parties. These promissory notes were acquired with cash payments of approximately $2.4 million and the issuance of notes by us. The majority of the notes we issued have a five-year term, bear interest at an annual rate of five percent and require semi-annual payments with a straight-line amortization schedule. The carrying value of the notes payable approximate the fair value as the rates are comparable to market rates.

During the 2013 and 2014 fiscal years 35 farms and three FLCC certificate representing water only went through foreclosure proceedings. In accordance with our remedies pursuant to our agreement with HP A&M, we exercised our right to reduce the TPF as a result of these foreclosures. Through August 31, 2014 we have reduced the number of taps by 17,243 or a total of approximately $65.1 million. Subsequent to our fiscal year end an additional two farms and 981 FLCC shares have been through foreclosure proceedings resulting in a further reduction of 1,801 taps. As of the date of this filing 383 taps remain subject to the TPF.

(iv)
We have the right to collect from HP A&M any amounts we spend to protect our interest against the defaulted notes, including the new notes we issue to the holders in exchange for the HP A&M notes. Among other remedies we have the right to collect from HP A&M all costs and expenses, including reasonable attorneys’ fees, we incur to protect our interest against the defaults and in protecting our rights and title to the farm property and water rights securing the notes. See Note 12 – Litigation Loss Contingencies. The following table details the balance in HP default receivable as of August 31, 2014 and August 31, 2013.

	August 31, 2014	August 31, 2013
HP A&M receivable
Mortgage default (1)	$9,643,550	$9,643,550
Attorneys' fees, filing fees, & other costs (2)	840,961	426,606
	10,484,511	10,070,156
Pledged share sale	(3,415,000)	(3,415,000)
HP A&M receivable	$7,069,511	$6,655,156

1)
Includes default interest paid at the time we acquired the notes. In addition to the interest included above interest continues to accrue at a default interest rate of 10% per annum. As of August 31, 2014 the balance of default interest not accrued above was approximately $1,553,900. Payment of the default interest remains the sole responsibility of HP A&M.

2)	In addition to the above we expensed $72,557 in attorney’s fees related to the defaults through 2014 that have not been accrued.

Farm Accounts Receivable and Farm Operations – Most of the farm leases are cash only leases and a few are crop share leases. A “crop share” lease entitles us to a share of the sales from the crop sales of the farmer. Most of the farm leases expire on December 31, 2014 and are expected to be renewed for an additional three-year term, while the remaining leases have a variety of expiration dates. The cash only lease payments are generally billed twice a year in March and November. The unpaid balances from the March billing were recorded on our books as accounts receivable (less an allowance for uncollectible accounts) of $56,500. Most of our leases expire on December 31, 2014. We are in the process of negotiating renewals of the leases and expect we will be able to renew most of the leases prior December 31, 2014. Under the cash only lease agreements, the annual lease payment can be reduced if the number of annual runs of irrigation water delivered to the farm as reported by the Fort Lyon Canal Company fall below 20 runs. If the annual runs of irrigation are less than 20, the annual lease rate will be reduced by $2 per acre per run less than the 20 runs with a maximum annual discount of $10 per acre. During calendar year 2014, the lessee farmers received more than 20 runs through September 30, 2014. Accordingly, no discount or premium will be applied to the second billing in November 2014. All future expected cash billings are reflected at their full value. The crop share agreements are generally 1 year agreements and the payment cannot be calculated until after the farmers sell their crops. Accordingly any future payments from crop share leases are not included in the future farm lease billings schedule below.

The future scheduled billing for the farm income is presented in Table F below:

Table F - Contractual Farm lease income receivable
		Payments due to Pure Cycle by period
	Total	Less than 1 year	1-3 years
Contractual lease income receivable
Farm leases receivable	$512,900	$512,900	$-
Total	$512,900	$512,900	$-

Expenses associated with the farm operations include management salaries, maintenance, property taxes and FLCC assessments.

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

Results of operations

Executive Summary

The results of our operations for the fiscal years ended August 31, 2014, 2013 and 2012 were as follows:

Table G - Summary Results of Operations
				Change
	Fiscal Years Ended August 31,			2014-2013			2013-2012
	2014	2013	2012		$	%		$	%
Millions of gallons of water delivered	190.1	69.2	34.2	120.9		175%	35.0		102%
Water revenues generated	$1,879,500	$502,700	$182,800	$1,376,800		274%	$319,900		175%
Water delivery operating costs incurred
(excluding depreciation and depletion)	$547,600	$188,300	$78,100	$359,300		191%	$110,200		141%
Water delivery gross margin %	71%	63%	57%

Wastewater treatment revenues	$45,400	$41,700	$45,800	$3,700		9%	$(4,100)		-9%
Wastewater treatment operating costs incurred	$38,400	$17,000	$19,300	$21,400		126%	$(2,300)		-12%
Wastewater treatment gross margin %	15%	59%	58%

Farm operations	$1,068,000	$1,241,900	$-	$(173,900)		-14%	$1,241,900		0%
Farm operations operating costs incurred	$88,100	$96,300	$-	$(8,200)		-9%	$96,300		0%
Farm operations gross margin %	92%	92%

General and administrative expenses	$3,356,900	$2,333,100	$2,374,100	$1,023,800		44%	$(41,000)		-2%

Net losses	$311,400	$4,150,400	$17,418,700	$(2,933,200)		-71%	$(13,268,300)		-76%

Changes in Revenues

We generate revenues from (i) one time water and wastewater tap fees, (ii) construction fees, (iii) monthly wholesale water usage fees and wastewater service fees and (iv) farm operations.

Water and Wastewater Revenues – Our water deliveries increased 175% in fiscal 2014 compared to fiscal 2013 and 102% in fiscal 2013 compared to fiscal 2012. Water revenues increased 274% in fiscal 2014 compared to fiscal 2013 and 175% in fiscal 2013 compared to fiscal 2012. Both deliveries and sales increased primarily as a result of the addition of water sales used for oil and gas activities, which was used to frack wells drilled into the Niobrara formation. The following table details the sources of our sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for fiscal 2014, fiscal 2013, and fiscal 2012.

Water Revenue Summary
	2014			2013			2012
Customer Type	Sales (in thousands)	kgal	Average per kgal	Sales (in thousands)	kgal	Average per kgal	Sales (in thousands)	kgal	Average per kgal
On Site	$130.7	23,318.2	$5.61	$138.3	33,831.2	$4.09	$142.3	30,759.9	$4.63
Export-Commercial	31.6	2,318.4	13.63	42.0	4,156.8	10.10	23.7	2,587.6	9.16
Industrial/Fracking	1,717.2	164,502.7	10.44	322.4	34,025.1	9.48	10.2	852.8	11.96
Consulting				-			6.6
	$1,879.5	190,139.3	$9.88	$502.7	72,013.1	$6.98	$182.8	34,200.3	$5.34

Our gross margin on delivering water (not including depletion charges) was 71%, 63%, and 57% during fiscal 2014, 2013, and 2012, respectively. The increases in our gross margins were due to increased sales and our ability to offset the ECCV system costs with increased water deliveries.

Our wastewater fees increased 9% in fiscal 2014 compared to fiscal 2013 and decreased 9% in fiscal 2013 compared to fiscal 2012. Wastewater fee fluctuations result from demand changes from our only customer.

Farm operations revenues – We began our farm operations during fiscal 2013. Prior to fiscal 2013 we did not generate any revenues from our farming operations pursuant to our agreement with HP A&M. Farm revenues decreased 14% in fiscal 2014 compared to fiscal 2013. The decrease resulted from the disposition of some of our farms during 2014 and also resulted from additional revenue recognized during fiscal 2013 as a result of the timing when we took over management of the farms. The decrease was partially offset in fiscal 2014 because we did not discount lease income for adjusted water deliveries as opposed to fiscal 2013 when we did discount lease billings due to a drought. The following chart provides a comparison of fiscal 2014 and fiscal 2013 results of sales by the type of lease.

Farm Summary
	2014			2013
Lease Type	Sales (in thousands)	Acres (1)	Average per Acre	Sales (in thousands)	Acres	Average per Acre
Arkansas Cash	$820.3	9,888	$82.96	$1,062.1	10,732	$98.97
Arkansas Pasture	8.5	1,131	7.52	5.5	1,084	5.07
Arkansas Water Shares	104.4	N/A	N/A	56.0	N/A	N/A
Arkansas Crop Share	134.8	1,896	71.10	102.4	1,202	85.19
Arkansas Held for Sale	-	299	-	-	1,331	-
Arkansas Not Farmed	-	1,690	-	-	2,361	-
Sky Ranch	-	931	-	15.9	931	17.08
	$1,068.0	15,835	$67.45	$1,241.9	17,641	$70.40

1)	The amounts included under acres represent the total acres farmed during the fiscal year. Throughout the year, we sold various farms, and at year end, we farmed only 14,900 acres.

General and Administrative Expenses

Table H details significant items, and changes, included in our General and Administrative Expenses (“G&A Expenses”) as well as the impact that share-based compensation has on our G&A Expenses for the fiscal years ended August 31, 2014, 2013 and 2012, respectively.

Table H- G&A Expenses
				Change

	Fiscal Years Ended August 31,			2014-2013			2013-2012
	2014	2013	2012		$	%		$	%
Significant G&A Expense items:
Salary and salary related expenses	$914,400	$723,500	$699,800	$190,900		26%	$23,700		3%
FLCC water assessment fees	304,300	321,200	361,600	(16,900)		-5%	(40,400)		-11%
Professional fees	1,540,300	370,600	655,800	1,169,700		316%	(285,200)		-43%
Fees paid to directors including insurance	120,400	120,600	124,700	(200)		0%	(4,100)		-3%
Insurance	78,700	56,000	60,600	22,700		41%	(4,600)		-8%
Public entity related expenses	92,500	90,500	98,100	2,000		2%	(7,600)		-8%
Consulting fees	13,100	47,400	2,600	(34,300)		-72%	44,800		1723%
Property taxes	88,700	323,200	112,200	(234,500)		-73%	211,000		188%
All other compenents of G&A combined	204,500	280,100	258,700	(75,600)		-27%	21,400		8%
G&A Expenses as reported	$3,356,900	$2,333,100	$2,374,100	$1,023,800		44%	$(41,000)		-2%
Share-based compensation	(251,900)	(66,800)	(54,600)	(185,100)		277%	(12,200)		22%
G&A Expenses less share-based compensation	$3,105,000	$2,266,300	$2,319,500	$838,700		37%	$(53,200)		-2%

Note - salary and salary related expenses excluding share-based compensation:
Salary and salary related expenses	$662,500	$656,700	$645,200	$5,800		1%	$11,500		2%

Salary and related expenses – Salary and related expenses increased by 26% during fiscal 2014 as compared to fiscal 2013 and increased by 3% during fiscal 2013 as compared to fiscal 2012. The increase in fiscal 2014 compared to fiscal 2013 resulted from the addition of an expense related to options issued to management in fiscal 2013 and the addition of a full time system operator and field service employee. The increase in fiscal 2013 as compared to fiscal 2012 was primarily the result of bonuses paid to management in fiscal 2013 following the successful conversion of our farming operations to our control as well as the addition of capacity to our system. As noted on the bottom line of Table H, salary and related expenses excluding share-based compensation expenses increased 1% during fiscal 2014 compared to fiscal 2013 and increased 2% during fiscal 2014 compared to fiscal 2012. Share-based compensation expenses increased 277% during fiscal 2014 compared to fiscal 2013 due to the issuance of annual options to our independent directors at a higher exercise price than the prior year. Share-based compensation expenses increased 22% during fiscal 2013 compared to fiscal 2012 due to the issuance of additional options to our independent directors and to our management.

FLCC water assessment fees – We pay fees for our share of the maintenance of the Fort Lyon Canal in Southeast Colorado. The fees are approved by the shareholders of the FLCC. As of August 31, 2014, we hold approximately 19.8% of the voting shares of the FLCC, which was a decrease of 3.4% from August 31, 3013 when we held approximately 23% of the voting shares of the FLCC. FLCC fees decreased 5% during fiscal 2014 compared to fiscal 2013 as a result of the sale of a portion of our farm portfolio, which was partially offset by a increase in the assessment. FLCC fees decreased 11% during fiscal 2013 compared to fiscal 2013 as a result of a decrease in the assessment. FLCC assessments per share were $16, $15, and $17, for the calendar years ended 2014, 2013, and 2012, respectively.

Professional fees (mainly legal and accounting fees) – Professional fees increased 316% during fiscal 2014 compared to fiscal 2013 and decreased 43% during fiscal 2013 compared to fiscal 2012. The increase during fiscal 2014 compared to fiscal 2013 was due to legal fees associated with the Land Board litigation, which increased by $748,000 and legal fees associated with the HP A&M litigation, which increased by $463,200. These increases were partially offset by a reduction in general legal fees of $31,000 and a reduction in accounting fees of $10,500. The decrease during fiscal 2013 to fiscal 2012 was due to a reduction in legal fees associated with the Land Board litigation of approximately $188,900, a reduction of legal fees associated with the HP default of $73,600, and a reduction of general legal fees of $27,700. The decrease was partially offset by an increase in accounting fees of $4,900.

Fees paid to our board of directors – Fees for our board in fiscal 2014 include $49,500 for premiums related to our directors and officers insurance policy (this amount increased by $3,700 from fiscal 2013). The remaining fiscal 2014 fees of $70,900 represent amounts paid to our board members for annual and meeting attendance fees and travel expenses, which were somewhat higher than fiscal 2013 due to an increase in the number of board meetings, but due to timing of accruals and payments are $2,900 less in our 2014 financial statements. Fees paid to our board of directors in fiscal 2013 include $45,800 for premiums related to our directors and officers insurance policy (this amount increased by $800 from fiscal 2012). The remaining fiscal 2013 fees of $74,800 represent amounts paid to our board members for annual and meeting attendance fees and travel expenses which decreased $4,900 from fiscal 2012, primarily as a result of a reduction in the number of committee meetings.

Insurance – We maintain policies for general liability insurance, workers compensation insurance, and casualty insurance to protect our assets. Insurance expense fluctuates based on the number of employees and premiums associated with insuring our water systems.

Public entity expenses – Costs associated with being a corporation and costs associated with being a publicly traded entity consist primarily of XBRL and Edgar conversion fees, stock exchange fees, and press releases. These costs fluctuate from year-to-year.

Consulting Fees – Consulting fees for fiscal 2013 consisted of $27,500 to recruit new staff members, $2,700 for fees associated with the disposal of our Paradise Asset, $2,000 related to our involvement in WISE, and $15,200 related to the development of the Sky Ranch water districts. All of these fees are non-recurring. Consulting fees for fiscal 2014 were for similar services but decreased since we did not have a need to pay a recruitment fee during fiscal 2014.

Property Taxes – Our property tax expense decreased from fiscal 2013 to fiscal 2014 by $234,500 primarily as a result of the reclassification of our Sky Ranch property from commercial to farm land. As of August 31, 2013 we had an accrual of $57,600 in property taxes related to our Sky Ranch property. The actual property taxes were assessed at $3,200 resulting in a reduction in our property tax expense of $54,400 during fiscal 2014. We incurred $237,400 in property taxes during fiscal 2013 as a result of taking over the management of our farms in August 2012 requiring us to accrue both 2012 taxes due in 2013 and 2013 taxes due in 2014 in one fiscal year. This obligation was previously the responsibility of HP A&M and as such we did not have this expense in previous years.

Other G&A Expenses – Other G&A Expenses include typical operating expenses related to the maintenance of our office, business development, bad debt charges, travel, and district funding. Other G&A decreased 27% during fiscal 2014 compared to fiscal 2013 and increased 8% during fiscal 2013 compared to fiscal 2012. The changes were primarily the result of the timing of various expenses. During fiscal 2013 we incurred additional funding of District expenses of approximately $24,000, expenses to dispose of our Paradise water asset of $20,100, and bad debt expense of $21,200. During fiscal 2012 we incurred farm related expenses resulting from the HP A&M management termination of $20,600, Sky Ranch expenses of $23,700, and bad debt expense of $24,900.

Other Income and Expense Items

Table I - Other Items
					Change
	For the Fiscal Years Ended August 31,				2014-2013			2013-2012
	2014	2013	2012			$	%		$	%
Other expense items:
Depreciation and depletion expense	$196,600	$311,200	$309,200		$(114,600)		-37%	$2,000		1%
Imputed interest expense	$1,445,500	$3,275,400	$3,470,500		$(1,829,900)		-56%	$(195,100)		-6%
Interest expense	$239,200	$245,500	$-		$(6,300)		-3%	$245,500		100%

Other income items:				#
Oil and gas payments lease income recognized	$525,400	$416,000	$423,000		$109,400		26%	$(7,000)		-2%
Interest income	$26,900	$34,600	$53,400		$(7,700)		-22%	$(18,800)		-35%
Other	$160,000	$9,600	$3,600		$150,400		1567%	$6,000		167%
Gain on extinguishment of contingent
obligations and debt	$832,100	$-	$-		$832,100		100%	$-		0%
Gain on sale of land and water assets	$1,407,300	-	-		$1,407,300		100%	-		0%

Depreciation and depletion decreased 37% during fiscal 2014 compared to fiscal 2013 due to a number of our assets reaching their full depreciable value and increased 1% during fiscal 2013 compared to fiscal 2012 due to the addition of equipment which we began to depreciate in fiscal 2013.

Imputed interest expense represents the expensed portion of the difference between the relative fair value of the Tap Participation Fee liability payable to HP A&M and the net present value of the liability recognized under the effective interest method. The changes in the imputed interest expense in each of the years presented are a result of the updated valuations performed in first quarter of fiscal 2012, and at the end of fiscal 2013 and 2014, which are explained in greater detail in Note 7- Long-Term Debt and Operating Lease to the accompanying financial statements. These imputed interest charges account for 119%, 79% and 20% of our total reported net losses for the fiscal years ended August 31, 2014, 2013 and 2012, respectively.

Interest expense represents the amounts recognized on our farm debt. We acquired the farm notes from third party farms in order to protect out farm assets as the result of the default by HP A&M. The notes were acquired during the fiscal years ended August 31, 2014 and 2013. As such, we did not begin incurring interest expense until fiscal 2013. The mortgage notes generally carry a stated interest rate of 5% and are payable twice per year with a term of five years.

The $525,400, $416,000, and $423,000 of oil and gas lease payments recognized in fiscal 2014, fiscal 2013, and fiscal 2012 respectively, primarily represent the up-front payment received on March 10, 2011, upon the signing of the O&G Lease and Surface Use Agreement. On March 10, 2011 we received an up-front payment of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property. The oil and gas rights under the remaining 304 acres at Sky Ranch were already owned by a third party. We deferred immediate recognition of the up-front payment, but began recognizing the up-front payment in income over the initial three year term of the O&G Lease beginning March 10, 2011. During February 2014 we received an additional payment of $1,243,400 to extend the initial term of the O&G Lease by an additional two years through February 2016. The income received for the extension is being recognized in income over the two year extension term of the O&G Lease. As of August 31, 2014, we have deferred recognition of $1,025,500 of income related to the O&G Lease.

Interest income represents interest earned on the temporary investment of capital in cash equivalents or available-for-sale securities, finance charges, interest accrued on the note receivable from the District and interest accrued on the Special Facilities construction proceeds receivable from the County. The decrease from fiscal 2013 compared to fiscal 2014 is due to reduced investments and the elimination of construction interest as a result of the County paying off the balance of the note in March 2013. The decrease from fiscal 2012 compared to fiscal 2013 is due to reduced investments partially offset by increased farm late fees.

During fiscal 2014 we completed the sale of certain farms as further described in - Note 4 Water and Land Assets. We also recognized a gain related to easments on our properties totalling approximately $100,000.

Other income represents payments we received for various easements and the construction of infrastructure for the oil and gas industry. During fiscal 2014 we received a number of payments for easements for the development of oil and gas on our Rangeview and Sky Ranch properties.

Gain on extinguishment of contingent obligations resulted from the relinquishment of the CAA interest held by the Land Board. As part of the settlement of the Land Board litigation the Land Board assigned its interest in the CAA to us.

Liquidity, capital resources and financial position

At August 31, 2014, our working capital, defined as current assets less current liabilities, was $1.2 million, which includes $1.75 million in cash and cash equivalents. Subsequent to fiscal year end, we borrowed $4,450,000 from the First National Bank of Las Animas to refinance a number of the notes we had issued to purchase the defaulted notes payable by HP A&M and to add $1 million to our working capital. The note has a 20 year term commencing October 27, 2014, requires semi-annual payments and carries a 5.27% per annum rate for the first five years. The note is secured by a total of 3,596.8 acres, 3,282 FLCC shares, and an assignment of two HP A&M notes and deeds of trust with balances due of approximately $843,400, which are secured by 1,087.4 FLCC shares. After the first five years the interest rate on the note is subject to change (no more often than annually) based on the changes in the First National Bank of Las Animas Ag/Commercial Real Estate Rate. We may pay the note in full at any time without penalty. We have an effective shelf registration statement pursuant to which we may elect to sell up to another $15 million of common stock at any time and from time to time. During fiscal 2012 we sold the 1.5 million Pledged Shares for $3.5 million or $2.35 per share. We believe that as of the date of the filing of this annual report on Form 10-K and as of August 31, 2014, we have sufficient working capital to fund our operations for the next fiscal year.

Arkansas River Valley Water Assets – The FLCC water assessments are the charges assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal. The water assessment payments are payable to the FLCC each calendar year. For the calendar year 2014, FLCC water assessments increased from $15 to $16 per share, which will increase our expenses by approximately $22,900 to $312,900, which will be expensed ratably during calendar 2014. Our calendar year 2013 property taxes were approximately $150,500. Based on these taxes we are accruing monthly property taxes of approximately $11,700 for calendar year 2014.  Our calendar year assessments for 2013 were approximately $290,000 and were expensed ratably during the year. Our calendar year 2012 property taxes (paid in April 2013) for our Arkansas River farm properties were approximately $142,000.

ECCV Capacity Operating System – Pursuant to a 1982 contractual right, the District may purchase water produced from the ECCV Land Board system. ECCV’s Land Board system is comprised of eight wells and more than ten miles of buried water pipeline located on the Lowry Range. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as the District’s service provider and the Export Water Contractor (as defined in the Lease, we entered into an agreement to operate and maintain the ECCV facilities allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system were a flat monthly fee of $4,667 per month from May 1, 2012 through December 31, 2012, which increased to $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2020 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers.

The Tap Participation Fee - The $7.9 million TPF liability at August 31, 2014, represents the estimated fair value of our obligation to pay HP A&M 20% of our gross proceeds, or the equivalent thereof, from the sale of the next 2,184 water taps we sell. To date we have imputed $27.5 million of interest since 2006 when we acquired our farm assets, recorded using the effective interest method. We did not sell any taps during the fiscal years ended August 31, 2014 or 2013.

Payment of the TPF may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events. Through August 2014 foreclosure sales were completed on 35 of our farms and three FLCC certificates representing water rights only, and we withdrew one farm from foreclosure. Our agreement with HP A&M allows us to reduce the TPF in the event any of our farms or water rights are foreclosed upon. Foreclosures as of August 31, 2014 have resulted in a reduction of 17,243 taps. As of August 31, 2014, there were 2,184 taps remaining subject to the TPF. As a result of the foreclosures and the reduction in taps remaining subject to the TPF, the TPF was revalued as of August 31, 2014 and 2013. Two additional foreclosure sales were completed after the end of the fiscal year. See Note 15 – Subsequent Events.

South Metropolitan Water Supply Authority – The South Metropolitan Water Supply Authority (“SMWSA”) is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members. SMWSA members include 14 Denver area water providers in Arapahoe and Douglas Counties. The District became a member of SMWSA in 2009 in an effort to participate with other area water providers in developing regional water supplies along the Front Range. For over three years, the SMWSA members have been working with Denver Water and Aurora Water on a cooperative water project known as the Water Infrastructure Supply Efficiency partnership (“WISE”), which seeks to develop regional infrastructure which would interconnect members’ water transmission systems to be able to develop additional water supplies from the South Platte River in conjunction with Denver Water and Aurora Water. In July of 2013, the District together with nine other SMWSA members formed the South Metropolitan Wise Authority (“SMWA”) to continue to develop the WISE project. Through our funding agreement with the District and subsequent to fiscal year end, we made payments of $535,200 to purchase certain rights to use existing water transmission and related infrastructure acquired by the WISE project. We anticipate we will be investing approximately $1.2 million per year for the next five years for additional payments for the water transmission line and additional facilities, water and related assets for the WISE project.

Summary Cash Flows Table

				Change
	For the Fiscal Years Ended August 31,			2013-2012			2012-2011
	2014	2013	2012		$	%		$	%
Cash (used) provided by:
Operating acitivites	$51,700	$(1,756,700)	$(1,887,100)	$1,808,400		-103%	$130,400		-7%
Investing activities	$2,136,300	$4,098,100	$3,354,000	$(1,961,800)		-48%	$744,100		22%
Financing activities	$(2,886,900)	$(1,516,500)	$84,900	$(1,370,400)		90%	$(1,601,400)		-1886%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services, costs incurred in the delivery of those services, G&A Expenses, and depletion/depreciation expenses.

Cash used by operations in fiscal 2014 decreased by $1,808,400 compared to fiscal 2013, which was due primarily to the decrease in net operating losses, which was the result of increased revenues. Cash used by operations in fiscal 2013 decreased by $130,000 compared to fiscal 2012, which was due mainly to increased revenues and reduced legal fees related to the Land Board litigation. These were partially offset by an increase in accounts receivable and the HP default receivable.

We will continue to provide wholesale domestic water and wastewater services to customers in our service area and we will continue to operate and maintain our water and wastewater systems with our own employees.

Changes in Investing Activities – Investing activities in fiscal 2014 consisted of the sale of some of our farms and easements on our land, which generated $5.8 million and the addition of approximately $3.9 million in water assets, which primarily consisted of the addition of three wells to our system. Investing activities in fiscal 2013 consisted of the investment in our water system and purchase of water infrastructure assets of $418,000, the sale of marketable securities of $1.1 million, and the sale of collateral stock of $3.4 million. Investing activities in fiscal 2012 consisted of the purchase of marketable securities of $1.2 million and the sale of marketable securities of $4.7 million.

Changes in Financing Activities – Financing activities in fiscal 2014 consisted primarily of payments on our promissory notes of $2.9 million. Financing activities in fiscal 2013 consisted primarily of payments on our promissory notes of $1.8 million and the receipt of $292,000 from the County pursuant to the County Agreement and the early payoff of the debt. Financing activities in fiscal 2012 consisted of the receipt of $85,000 from the County pursuant to the County Agreement.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist entirely of the contingent portion of the CAA which is $662,500, as described in Note 5 – Participating Interest in Export Water to the accompanying financial statements. The contingent liability is not reflected on our balance sheet because the obligation to pay the CAA is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.

Recently Adopted and Issued Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to the accompanying financial statements for recently adopted and issued accounting pronouncements.

Total Contractual Cash Obligations

Table K - Contractual Cash Obligations
		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual obligations	$4,958,200	$926,000	$2,444,700	$804,300	$783,200
Operating lease obligations	6,300	6,300	(b)	(b)	(b)
Participating Interests in Export Water	354,600	(c)	(c)	(c)	(c)
Tap Participation Fee payable to HP A&M	11,182,900	(d)	(d)	(d)	(d)
Total	$16,502,000	$932,300	$2,444,700	$804,300	$783,200

(a)
Our contractual obligations are related to our Arkansas Valley farms. We have refinanced most farms with notes having a five-year term, bearing interest at an annual rate of five percent and requiring semi-annual payments with a straight-line amortization schedule.

(b)
Our only operating lease is related to our office space. We occupy 1,200 square feet at a cost of $1,580, per month, at the address shown on the cover of this Form 10-K. We lease these premises pursuant to a two year operating lease agreement which expires in December 2014 with a third party.

(c)
The participating interests liability is payable to the CAA holders upon the sale of Export Water, and therefore, the timing of the payments is uncertain and not reflected in the above table by period.

(d)
The Tap Participation Fee payable to HP A&M is payable upon the sale of water taps. Because the timing of these water tap sales is not fixed and determinable, the estimated payments are not reflected in the above table by period. The amount listed above includes an unamortized discount of $3.9 million. The Tap Participation Fee is described in greater detail in Note 7 – Long-Term Debt and Operating Lease to the accompanying financial statements.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

General

We have limited exposure to market risks from instruments that may impact our balance sheets, statements of operations, and statements of cash flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of August 31, 2014, we are not holding any marketable securities while we expand our water systems. We have no investments denominated in foreign country currencies, and therefore our investments are not subject to foreign currency exchange risk.

Item 8 – Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Pure Cycle Corporation

We have audited the accompanying balance sheets of Pure Cycle Corporation as of August 31, 2014 and 2013, and the related statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended August 31, 2014. We also have audited Pure Cycle Corporation’s internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control—Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Pure Cycle Corporation's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Pure Cycle Corporation's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation as of August 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Pure Cycle Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control—Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ GHP HORWATH, P.C

Denver, Colorado
November 14, 2014

PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:	August 31, 2014	August 31, 2013
Current assets:
Cash and cash equilvalents	$1,749,558	$2,448,363
Trade accounts receivable	1,626,090	584,802
Sky Ranch receivable	50,915	57,303
Current portion of HP A&M receivable	–	6,655,156
Land and water held for sale	699,826	–
Prepaid expenses	336,867	154,345
Total current assets	4,463,256	9,899,969

Investments in water and water systems, net	90,823,916	88,512,249
Land - Sky Ranch	3,662,754	3,768,029
Land and water held for sale	1,500,000	5,748,630
Note receivable - related party:
Rangeview Metropolitan District, including accrued interest	568,022	555,983
HP A&M receivable, less current portion	7,069,511	–
Other assets	86,363	133,471
Total assets	$108,173,822	$108,618,331

LIABILITIES:
Current liabilities:
Accounts payable	1,379,647	167,775
Current portion mortgages payable,
including interest payable of $80,847 and $122,028, respectively	925,980	4,668,943
Accrued liabilities	257,893	264,740
Deferred revenues	65,124	65,384
Deferred oil and gas lease payment	645,720	235,483
Total current liabilities	3,274,364	5,402,325

Deferred revenues, less current portion	1,167,095	1,232,220
Deferred oil and gas lease payment, less current portion	379,765	–
Mortgages payable, less current portion	4,032,227	3,211,112
Participating interests in Export Water Supply	354,628	1,192,910
Tap Participation Fee payable to HP A&M
net of $4.1 million and $42.9 million discount respectively	7,935,262	59,807,289
Total liabilities	17,143,341	70,845,856

Commitments and Contingencies

SHAREHOLDERS' EQUITY:
Preferred stock:
Series B - par value $.001 per share, 25 milllion shares authorized	433	433
432,513 shares issued and outstanding
(liquidation perference of $432,513)
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized;
24,037,598 shares issued and outstanding	80,130	80,130
Additional paid in capital	168,794,396	115,224,946
Accumulated deficit	(77,844,478)	(77,533,034)
Total shareholders' equity	91,030,481	37,772,475
Total liabilities and shareholders' equity	$108,173,822	$108,618,331

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended August 31,
	2014	2013	2012
Revenues:
Metered water usage	$1,879,495	$502,668	$182,802
Wastewater treatment fees	45,400	41,697	45,778
Special facility funding recognized	41,508	41,508	41,508
Water tap fees recognized	14,294	14,294	14,296
Farm operations	1,068,026	1,241,882	–
Other income	42,417	15,413	–
Total revenues	3,091,140	1,857,462	284,384

Expenses:
Water service operations	(547,562)	(188,309)	(78,144)
Wastewater service operations	(38,426)	(16,958)	(19,269)
Farm operations	(88,105)	(96,337)	–
Other	(39,421)	(1,199)	(1,995)
Depletion and depreciation	(149,757)	(90,468)	(88,576)
Total cost of revenues	(863,271)	(393,271)	(187,984)
Gross margin	2,227,869	1,464,191	96,400

General and administrative expenses	(3,356,863)	(2,333,126)	(2,374,106)
Impairment of land and water rights held for sale	(402,657)	–	(6,457,760)
Impairment of water assets	–	–	(5,544,022)
Depreciation	(46,807)	(220,834)	(220,657)
Operating loss	(1,578,458)	(1,089,769)	(14,500,145)

Other income (expense):
Oil and gas lease income, net	525,438	416,048	422,999
Farm income, net	–	–	71,101
Interest income	26,858	34,583	53,339
Interest expense	(239,200)	(245,503)
Other	160,004	9,574	3,552
Gain on sale of land and water assets	1,407,326	–	1,016
Gain on extinguishment of contingent obligations	832,097	–	–
Interest imputed on the Tap Participation Fees
payable to HP A&M	(1,445,509)	(3,275,378)	(3,470,523)
Net loss	$(311,444)	$(4,150,445)	$(17,418,661)
Net loss per common share – basic and diluted	$(0.01)	$(0.17)	$(0.72)
Weighted average common shares outstanding – basic and diluted	24,037,598	24,037,598	24,037,598

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Total
August 31, 2011 balance:	432,513	433	24,037,598	80,130	103,176,607	(2,903)	(55,963,928)	47,290,339
Share-based compensation	–	–			54,588			54,588
Allocation of net revenues to TPF					189,674			189,674
Unrealized loss on investments	–	–				1,822		1,822
Net loss	–	–					(17,418,661)	(17,418,661)
Comprehensive loss								(17,416,839)
August 31, 2012 balance:	432,513	433	24,037,598	80,130	103,420,869	(1,081)	(73,382,589)	30,117,762
Share-based compensation	–	–	–	–	66,812	–	–	66,812
Reduction in TPF due to remedies under
the Arkansas River Agreement	–	–	–	–	11,737,265	–	–	11,737,265
Realized gain on investments	–	–	–	–	–	1,081	–	1,081
Net loss	–	–	–	–	–	–	(4,150,445)	(4,150,445)
Comprehensive loss								(4,149,364)
August 31, 2013 balance:	432,513	$433	24,037,598	$80,130	$115,224,946	$-	$(77,533,034)	$37,772,475
Share-based compensation	–	–	–	–	251,915	–	–	251,915
Reduction in TPF due to remedies under
the Arkansas River Agreement	–	–	–	–	53,317,535	–	–	53,317,535
Net loss	–	–	–	–	–	–	(311,444)	(311,444)
Comprehensive loss								(311,444)
August 31, 2014 balance:	432,513	$433	24,037,598	$80,130	$168,794,396	$-	$(77,844,478)	$91,030,481

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal Years Ended August 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(311,444)	$(4,150,445)	$(17,418,661)
Adjustments to reconcile net loss to net cash provided by
(used in) for operating activities:
Share-based compensation expense	251,915	66,812	54,588
Depreciation, depletion and other non-cash items	196,564	313,137	307,507
Investment in Well Enhancement Recovery Systems, LLC	(37,193)	-	-
Imputed interest on Tap Participation Fees payable to HP A&M	1,445,509	3,275,378	3,470,523
Impairment of water assets	-	-	5,544,022
Impairment of land and water rights held for sale	402,657	-	6,457,760
Gain on the sale of land and water rights held for sale	(1,308,392)	-	-
Interest income and other non-cash items	(420)	-	-
Interest added to note receivable - related party
Rangeview Metropolitan District	(12,039)	(12,038)	(12,072)
Interest added to construction proceeds receivable		-	(19,241)
Gain on sale of fixed assets	-	-	(1,016)
Gain on extinguishment of contingent obligations	(832,097)	-	-
Changes in operating assets and liabilities:
Trade accounts receivable	(1,041,288)	(449,344)	(36,974)
Prepaid expenses	(168,795)	125,437	(37,782)
HP A&M Receivable	(414,355)	(519,934)	-
Sky Ranch Receivable	6,388	(57,303)	-
Accounts payable and accrued liabilities	1,191,298	120,527	246,034
Interest accrued on agriculture land promissory notes	(41,181)
Deferred revenue	(65,385)	(65,385)	(27,314)
Deferred income - oil and gas lease	790,002	(403,507)	(414,480)
Net cash provided by (used in) operating activities	51,744	(1,756,665)	(1,887,106)

Cash flows from investing activities:
Investments in water, water systems and land	(3,864,443)	(378,008)	(132,221)
Purchases of marketable securities	-	-	(1,235,857)
Sales and maturities of marketable securities	-	1,101,367	4,724,847
Proceeds from sale of land and easments	192,851	-	1,099
Proceeds from sale of farm land	5,811,265	-	-
Proceeds from sale of collateral stock		3,415,000	-
Purchase of property and equipment	(3,370)	(40,300)	(3,894)
Net cash provided by investing activities	2,136,303	4,098,059	3,353,974

Cash flows from financing activities
Arapahoe County construction proceeds	-	291,662	84,854
Payment to contingent liability holders	(6,185)	(16,018)	-
Payments made on promissory notes payable	(2,880,667)	(1,792,192)
Net cash (used in) provided by financing activities	(2,886,852)	(1,516,548)	84,854

Net change in cash and cash equivalents	(698,805)	824,846	1,551,722
Cash and cash equivalents - beginning of year	2,448,363	1,623,517	71,795
Cash and cash equivalents - end of year	$1,749,558	$2,448,363	$1,623,517

SUPPLEMENTAL DISCLOSURES OF NON-CASH ACTIVITIES
Reduction in Tap Participation Fee liability resulting from remedies
under the Arkansas River Agreement	$53,317,500	$11,737,300	$-
Mortgage payable and related party receivable recorded upon
HP A&M default			9,550,200
Farm revenue allocated against the Tap Participation Fee liability
and additional paid in capital thru August 3, 2012			189,700
	$53,317,500	$11,737,300	$9,739,900

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2014, 2013 and 2012

NOTE 1 – ORGANIZATION

Pure Cycle Corporation (the “Company”) was incorporated in Delaware in 1976 and reincorporated in Colorado in 2008. The Company owns assets in the Denver, Colorado metropolitan area and in Southeast Colorado. The Company is currently using its water assets located in the Denver metropolitan area to provide wholesale water and wastewater services to customers located in the Denver metropolitan area. The Company is leasing its farm land in Southeast Colorado to area farmers.

The Company provides a full line of wholesale water and wastewater services which includes designing and constructing water and wastewater systems as well as operating and maintaining such systems. The Company’s business focus is to provide wholesale water and wastewater services, predominately to local governmental entities, which provide services to their end-use customers throughout the Denver metropolitan area as well as along the Colorado Front Range.

The Company believes it has sufficient working capital and financing sources to fund its operations for at least the next fiscal year. As of August 31, 2014, the Company had $1.7 million of cash and cash equivalents and $1.2 million of working capital.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a high quality financial institution in an account which as of August 31, 2014 exceed federally insured limits. At various times during the year ended August 31, 2014, the Company’s main operating account exceeded federally insured limits.

Financial Instruments – Concentration of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash equivalents with high quality financial institutions. At various times throughout the year ended August 31, 2014, cash deposits have exceeded federally insured limits. The Company historically invested its idle cash primarily in certificates of deposit, money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2014, 2013 and 2012

Mortgages Payable and HP A&M Receivable

In conjunction with HP A&M defaulting on certain promissory notes in fiscal year 2012, the Company has the right to collect from HP A&M any amounts the Company spends to protect its interest from the defaulted notes. Accordingly the Company has recorded the entire amount of the HP A&M notes at default as well as expenses incurred to cure the defaults as a receivable from HP A&M less proceeds received from the sale of shares pledged by HP A&M pursuant to the Asset Purchase Agreement, dated May 10, 2006, between the Company and HP A&M (“The Arkansas River Agreement”). The receivable represents the amount of the defaulted promissory notes payable by HP A&M which were purchased by the Company and with respect to which the Company is pursuing remedies under the Arkansas River Agreement (as described in more detail in Note 4 – Water and Land Assets) over the next 12 months, plus expenses as noted above.

In the fiscal year 2013 the Company began acquiring the defaulted promissory notes that are payable by HP A&M using a combination of cash and promissory notes. The majority of the notes issued by the Company have a five-year term, bear interest at an annual rate of five percent and require semi-annual payments with a straight-line amortization schedule, (see Note 7 – Long Term Debt and Operating Lease).

Cash Flows

The Company paid $239,200 and $245,500 in interest during the fiscal years ended August 31, 2014 and 2013, respectively. The Company did not pay any interest during the fiscal year ended August 31, 2012.

The Company did not pay any income taxes during the fiscal years ended August 31, 2014, 2013 and 2012.

Trade Accounts Receivable

The Company records accounts receivable net of allowances for uncollectible accounts. Included in trade accounts receivable are balances due from farm operations. The Company recorded an allowance for uncollectible accounts in the amounts of $26,300 and $41,100 as of August 31, 2014 and 2013, respectively. The allowance for uncollectible accounts was determined based on specific review of all past due accounts.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the eventual use of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the Company’s procedures, the Company determined that land and water rights held for sale related to the Arkansas River Assets were impaired as of August 31, 2014, and the Company recorded an impairment of $402,700. The Company determined that no impairment of such assets existed at August 31, 2013. The Company determined that its “Paradise Water Supply” asset (defined in Note 4 below) and land and water rights held for sale related to the Arkansas River Assets were impaired as of August 31, 2012. See further discussion in Note 4 below under sections “Paradise Water Supply” and “Arkansas River Assets”.

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
August 31, 2014, 2013 and 2012

Tap Participation Fee Liability and Imputed Interest Expense

The Tap Participation Fee liability (“TPF”), as described in Note 7 – Long Term Debt and Operating Lease, represents the discounted fair value of the amounts the Company estimates it will pay HP A&M pursuant to the Arkansas River Agreement. The Company imputes interest expense on the unpaid TPF using the effective interest method, over the estimated development period. The Company imputed interest of $1.4 million, $3.3 million and $3.5 million during the years ended August 31, 2014, 2013 and 2012, respectively.

The TPF is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the years ended August 31, 2014, 2013 or 2012. As of August 31, 2014, 2,184 water taps remain subject to the TPF.

Revenue Recognition

The Company generates revenues through two separate lines of businesses. Its revenues are derived through its Wholesale Water and Wastewater business and its Farming Operations, which are described below.

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

The Company recognizes wastewater processing revenues monthly based on usage. The monthly wastewater service fees are shown net of amounts retained by the District. Amounts recognized for water and wastewater services during the fiscal years ended August 31, 2014, 2013 and 2012, are presented in the statements of operations. Costs of delivering water and providing wastewater service to customers are recognized as incurred.

The Company delivered 190.1 million, 69.2 million and 34.2 million gallons of water to customers during the fiscal years ended August 31, 2014, 2013 and 2012, respectively.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2014, 2013 and 2012

From time to time the Company enters into water service agreements to provide water service to customers. The Company owns the facilities which store, treat, and deliver the water and amortizes the cost of these facilities over their useful lives. In each of the three fiscal years ended August 31, 2014, 2013 and 2012, the Company recognized $14,300 of tap fee revenue. At August 31, 2014, $313,300 of these tap fees are still deferred. The Company recognized $41,500 of “Special Facilities” funding as revenue in each of the three fiscal years ended August 31, 2014, 2013, and 2012 respectively. As of August 31, 2014, the Company has deferred recognition of $1.2 million of tap and construction fee revenue from customer agreements, which will be recognized as revenue ratably through 2016.

In addition to the tap fee revenues and the construction revenues, the Company also recorded interest income from Arapahoe County using the effective interest method. Pursuant to the Arapahoe County agreement, the County made payments to the Company totaling $82,200 per year through 2013 for the construction of the Special Facilities at the Fairgrounds. These payments include interest at 6% per annum. In April 2013 the County paid the balance on the note. The Company recognized $5,500 and $19,200 of interest income from the County during the fiscal years ended August 31, 2013 and 2012, respectively.

In August 2012, the Company entered into an agreement with Front Range Pipeline which grants Front Range Pipeline easement rights for a period of three years to construct a pipeline for total consideration of $28,700. As of August 31, 2014, the Company had $9,300 in deferred revenue from Front Range Pipeline

iii)
Consulting Fees – Consulting fees are fees the Company receives, typically on a monthly basis, from municipalities and area water providers along the I-70 corridor, for system management and maintenance

Agricultural Farming Operations – The Company leases its Arkansas River water and land to area farmers who actively farm the properties. Prior to August 3, 2012, pursuant to a property management agreement between HP A&M and the Company (the “Property Management Agreement”), HP A&M received a management fee equal to 100% of the income from the land and water leases. As a result, the Company presented its land and water lease income net of the management fees paid to HP A&M. Effective August 3, 2012, the Company terminated the Property Management Agreement due to a default by HP A&M on certain promissory notes secured by deeds of trust on the land and water purchased by the Company from HP A&M in 2006. Effective August 3, 2012, the Company manages the land and water leases and the income from the land and water leases became payable to the Company. Pursuant to the farm lease agreements, the Company bills the lessees semi-annually in March and November. The lease billings include minimum billings and adjustments based on actual water deliveries by the Fort Lyon Canal Company (“FLCC”) or are based on crop yields. Subsequent to August 3, 2012, the Company records farm lease income ratably each month based on estimated annual lease income the Company anticipates collecting from its land and water leases. The Company recorded these amounts as receivables, less an estimated allowance for uncollectible accounts. The allowance as of August 31, 2014, was determined by the Company’s specific review of all past due accounts. The Company has recorded allowances for doubtful accounts totaling $26,300 and $41,100 as of August 31, 2014 and 2013, respectively. As of August 31, 2014 and 2013 the Company has accrued $256,500 and $397,300, respectively, of farm income related to billings for future periods. The Company manages the farm lease business as a separate line of business from the wholesale water and wastewater business.

Royalty and other obligations

Revenues from the sale of “Export Water” are shown net of royalties payable to the Land Board. Revenues from the sale of water on the “Lowry Range” are shown net of the royalties to the Land Board and the amounts retained by the District. See further description of “Export Water” and the “Lowry Range” in Note 4 under “Rangeview Water Supply and Water System”.

Oil and Gas Lease Payments

As further described in Note 4 below, on March 10, 2011, the Company entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”), a wholly owned subsidiary of Anadarko Petroleum Company. Pursuant to the O&G Lease on March 10, 2011, the Company received an up-front payment of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its Sky Ranch property. In December 2012 the O&G Lease was purchased by a wholly owned subsidiary of ConocoPhillips Company. The Company received an additional payment of $1,243,400 during February 2014 to extend the O&G Lease an additional two years through February 2016, which will be recognized as income on a straight-line basis over two years (the extension term of the O&G Lease). In addition, during the fiscal years ended August 31, 2014 and 2013, the Company received up-front payments of $72,000 and $12,540, respectively, for the purpose of exploring for, developing, producing, and marketing oil and gas on 40 acres of mineral estate the Company owns adjacent to the Lowry Range (the “Rangeview Lease”). The Company recognizes the up-front payments on a straight-line basis over the terms of the respective leases. During the years ended August 31, 2014, 2013 and 2012, the Company recognized $525,400, $416,000, and $423,000, respectively, of income related to the up-front payments received pursuant to these leases.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2014, 2013 and 2012

As of August 31, 2014, the Company has deferred recognition of $1,025,500 of income related to the O&G Lease, which will be recognized into income ratably through July 2017.

Share-based Compensation

The Company maintains a stock option plan for the benefit of its employees and directors. The Company records share-based compensation costs which are measured at the grant date based on the fair value of the award and are recognized as expense over the applicable vesting period of the stock award using the straight-line method. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options during the fiscal years ended August 31, 2014 and 2013 had no impact on the income tax provisions.

The Company recognized $251,900, $66,800, and $54,600 of share-based compensation expenses during the fiscal years ended August 31, 2014, 2013 and 2012, respectively.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company does not have any significant unrecognized tax benefits as of August 31, 2014.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2010 through fiscal 2013. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At August 31, 2014, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the fiscal years ended August 31, 2014, 2013 or 2012.

Loss per Common Share

Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 315,100, 347,600, and 215,100 common share equivalents as of August 31, 2014, 2013 and 2012, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2014, 2013 and 2012

In May 2014, FASB issued ASU No. 2014-09 “Revenue from Contracts from Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted. The Company is currently evaluating the new standard.

In August 2014, FASB issued ASU No. 2014-15 “Preparation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.” ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had none of these instruments at August 31, 2014 or 2013.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had no Level 2 assets or liabilities at August 31, 2014 or 2013.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at August 31, 2014 and 2013, the Tap Participation Fee liability, which is described in greater detail in Note 2 – Summary of Significant Accounting Policies and Note 7 – Long-Term Debt And Operating Lease.

The Company maintains policies and procedures to value instruments using the best and most relevant data available.

The Company’s non-financial assets measured at fair value on a non-recurring basis consist of its investments in water and water systems and other long-lived assets held for sale. See Note 4 – Water and Land Assets for impairment of water rights and land with the associated water rights held for sale.

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

The following table provides information on the assets and liabilities measured at fair value as of August 31, 2014:

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2014, 2013 and 2012

			Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Unrealized Gains and
	Fair Value	Cost / Other Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Tap Participation Fee	$7,935,300	$7,935,300	$-	$-	$7,935,300	$-

Although not required, the Company deems the following table, which presents the changes in the Tap Participation
Fee for the year ended August 31, 2014, to be helpful to the users of its financial statements:

	Gross Estimated Tap Participation Fee Liability	Tap Participation Fee Reported Liability	Discount - to be imputed as interest expense in future periods
Balance at September 1, 2013	$102,681,900	$59,807,300	$42,874,600
Total gains and losses (realized and unrealized):
Imputed interest recorded as "Other Expense"	-	1,445,500	(1,445,500)
Purchases, sales, issuances, payments, and settlements	(90,643,600)	(53,317,500)	(37,326,100)
Transfers in and/or out of Level 3	-	-	-
Balance at August 31, 2014	$12,038,300	$7,935,300	$4,103,000

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

Notes Receivable – Related Party: The fair value of the Note Receivable – Related Party is not practicable to estimate due to the related party nature of the underlying transactions.

Receivable from HP A&M: In conjunction with HP A&M defaulting on certain promissory notes, the Company has the right to collect from HP A&M any amounts the Company spends to cure the defaulted notes. Accordingly the Company has recorded the entire amount of the HP A&M notes as a receivable from HP A&M. Due to the fact that HP A&M was a related party the fair value of the accounts receivable is not practical to determine. As of August 31, 2013 the receivable was deemed current as the notes were in default and considered collectible upon demand. As of August 31, 2014 the notes have been through foreclosure and are now considered long-term as they are subject to litigation as discussed further in Note 12 – Litigation Loss Contingencies.

Mortgages Payable: During fiscal 2013, the Company began acquiring the defaulted and non-defaulted promissory notes that are payable by HP A&M in exchange for a combination of cash and promissory notes. The majority of the notes issued by the Company have a five-year term, bear interest at an annual rate of five percent (5%) and require semi-annual payments with a straight-line amortization schedule. The carrying value of the notes payable approximate the fair value as the rates are comparable to market rates.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2014, 2013 and 2012

NOTE 4 – WATER AND LAND ASSETS

The Company’s water and water systems consist of the following approximate costs and accumulated depreciation and depletion as of August 31:

	August 31, 2014		August 31, 2013
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Arkansas River assets	$67,746,400	$(1,488,600)	$69,112,300	$(1,487,700)
Rangeview water supply	14,444,600	(8,400)	14,667,000	(7,700)
Sky Ranch water rights and other costs	6,004,000	(93,000)	3,915,100	(79,800)
Fairgrounds water and water system	2,899,900	(710,600)	2,899,900	(622,600)
Rangeview water system	1,148,200	(77,900)	167,700	(72,800)
Water supply – other	1,050,200	(90,900)	43,200	(22,400)
Totals	93,239,300	(2,469,400)	90,805,200	(2,293,000)
Net investments in water and water systems	$90,823,900		$88,512,200

Depletion and Depreciation

The Company recorded a $4,400 depletion charge during the fiscal year ended August 31, 2014 and a $500 of depletion charge during each of the two fiscal years ended August 31, 2013 and 2012, respectively. During the fiscal year ended August 31, 2014 this related to the Rangeview and Sky Ranch Water supplies (defined below) and during the fiscal years ended August 31, 2013 and 2012, respectively, this related entirely to the Rangeview Water Supply. No depletion is taken against the Arkansas River (defined below) because the water located at this location is not yet being utilized for their intended purpose as of August 31, 2014.

The Company recorded $192,200, $310,800 and $308,700 of depreciation expense in each of the fiscal years ended August 31, 2014, 2013 and 2012, respectively. These figures include depreciation for other equipment not included in the table above.

Arkansas River Assets

Arkansas River Water – The Company owns approximately 51,000 acre feet of senior water rights in the Arkansas River and its tributaries in Southeastern Colorado. The Company anticipates that of this, 34,000 acre feet may be available for non-agricultural uses along the front range of Colorado sometime in the future. The Company acquired its Arkansas River assets from HP A&M pursuant to the Arkansas River Agreement entered into on May 10, 2006.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2014, 2013 and 2012

Fort Lyon Canal Company (“FLCC”) Shares – The Arkansas River water rights are represented by 18,656 shares of the FLCC, which is a non-profit mutual ditch company established in the late 1800’s that operates and maintains the 110 mile Fort Lyon Canal between La Junta, Colorado and Lamar, Colorado. The shares in the FLCC represent the amount of water the Company owns in the Fort Lyon Canal.

Pursuant to the Arkansas River Agreement, the Company pledged to HP A&M: (i) one-half of the FLCC shares purchased by the Company, (ii) all shares of FLCC hereafter issued to the Company by means of any dividend or distribution in respect of the shares pledged thereunder together with the shares identified in (i), the “Company’s Pledged Shares”, (iii) the certificates representing the Company’s Pledged Shares, (iv) the land associated with the water represented by the Company’s Pledged Shares, and (v) all rights to money or property which the Company now has or hereafter acquires in respect of the Company’s Pledged Shares. This pledge agreement will terminate upon payment of the Tap Participation Fee.

Arkansas River Land – The Company owns approximately 14,900 acres of real property which is being used for agricultural purposes and was acquired from HP A&M in 2006 in connection with the water acquisition described above. The land is located in the counties of Bent, Otero and Prowers in southern Colorado. The Company also owns certain contract rights, tangible personal property, mineral rights, and other water interests related to the Arkansas River water and land.

The land owned by the Company is divided into separate properties, each of which is being leased to area farmers. Most of the operating leases expire on December 31, 2014, while the remaining leases have a variety of expiration dates. Beginning September 1, 2011, until the Property Management Agreement was terminated in 2012, the Company allocated 26.9% (calculated pursuant to the Property Management Agreement based on consideration paid to HP A&M since the signing of the Arkansas River Agreement) of the net revenues paid to HP A&M (which is the lease payments HP A&M retained less expenses for employees, reasonable overhead and actual expenses paid to manage the farm leases) against the Tap Participation Fee liability.

The Property Management Agreement was terminated on August 3, 2012 due to defaults by HP A&M on certain promissory notes secured by deeds of trust on the Company’s land and water. On July 23, 2012, the Company notified all the farm lessees that HP A&M had defaulted on its obligations. The lessees were informed that all lease payments would be billed directly by and paid directly to the Company from the date of the notice forward. All other terms of the leases remained unchanged. Under the farm lease agreements, the farmers are billed twice a year in November and March. The Company received lease income from farm leases of approximately $1,068,000, $1,241,900 and $71,100 (recorded as revenue for fiscal 2014 and 2013 and other income for fiscal 2012) for the fiscal years ended August 31, 2014, 2013 and 2012, respectively. The allocation of 26.9% of the net revenues against the Tap Participation Fee, the termination of the Property Management and the defaults by HP A&M are described in greater detail in Note 7 – Long-Term Debt and Operating Lease.

Land and Water Shares Held for Sale

During fiscal year end 2012, management decided to sell certain farms in order to have the cash flow sufficient to acquire the notes defaulted upon by HP A&M and to meet the future obligations on the promissory notes the Company intended to issue as consideration to purchase the notes owed by HP A&M. Management anticipated selling approximately 1,603 acres of land along with 3,397 FLCC shares associated with this land. The net book value of the assets held for sale prior to being impaired at August 31, 2012 was $12.2 million. The negotiated sales price for these assets was $5.7 million which resulted in a loss of $6.5 million, which was expensed in fiscal 2012.

Through August 31, 2014, the Company completed sales of approximately 1,886 acres of land and 2,982 FLCC shares associated with the land; and, in November 2014, completed sales of approximately 299 acres of land along with 239 FLCC shares associated with the land. Management believes that the November 2014 sale completes the sales cycle related to the land held for sale. Due to modifications of the actual acreage sold and the number of FLCC shares associated with the land sold, a gain on the trasaction of approximately $1.3 million was recorded during the fourth quarter of  fiscal 2014.

In addition, management identified an additional 640 acres of land and 512 FLCC shares associated with the land as held for sale in order to have sufficient cash available to continue to meet future obligations on the promissory notes the Company issued to purchase the defaulted notes owed by HP A&M and to continue to fund water system expansions. The net book value of the assets identified as held for sale was $1.9 million prior to designation as held for sale. The anticipated sales price for these assets is $1.5 million based on recent sales transactions which resulted in a loss of approximately $400,000, which is expensed in fiscal 2014.

Rangeview Water Supply and Water System

The “Rangeview Water Supply” consists of 25,050 acre feet and is a combination of tributary surface water and groundwater rights along with certain storage rights associated with the Lowry Range, a 27,000-acre property owned by the Land Board located 16 miles southeast of Denver, Colorado. The $14.4 million on the Company’s balance sheet as of August 31, 2014, represents the costs of assets acquired or facilities constructed to extend water service to customers located on and off the Lowry Range. The recorded costs of the Rangeview Water Supply include payments to the sellers of the Rangeview Water Supply, design and construction costs and certain direct costs related to improvements to the asset including legal and engineering fees.

The Company acquired the Rangeview Water Supply beginning in 1996 when:

(i)	The District entered into the 2014 Amended and Restated Lease Agreement with the Land Board, which owns the Lowry Range;

(ii)	The Company entered into the Agreement for Sale of Export Water with the District, a quasi-municipal political subdivision of the State of Colorado;

(iii)	The Company entered into the 2014 Amended and Restated Service Agreement with the District for the provision of water service to the Lowry Range; and

(iv)	In 1997, the Company entered into the Wastewater Service Agreement with the District for the provision of wastewater service to the District’s service area.

In July 2014 the Company and the District amended the lease and entered into the 2014 Amended and Restated Lease with the Land Board and an Amended and Restated Service Agreement with the District. Collectively, the foregoing agreements, as amended, are referred to as the “Rangeview Water Agreements.”

Pursuant to the Rangeview Water Agreements, the Company owns 11,650 acre feet groundwater which can be exported off the Lowry Range to serve area users (referred to as “Export Water”). The Company also has the right to exchange an aggregate gross volume of 165,000 acre feet of groundwater for 1,650 acre feet per year of adjudicated surface water and to use this surface water as Export Water. Additionally, the Company has the exclusive right to provide water and wastewater service, through 2081, to all water users on the Lowry Range, and the right to develop an additional 13,400 acre feet of groundwater and 3,300 acre feet of adjudicated surface water (subject to the exchange for Export Water) to serve customers either on or off the Lowry Range. The Rangeview Water Agreements also provide for the Company to use surface reservoir storage capacity in providing water service to customers both on and off the Lowry Range.

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

Rates and charges for all water and wastewater services on the Lowry Range, including tap fees and usage or monthly fees, are governed by the terms of the Rangeview Water Agreements. Rates and charges are required to be less than the average of similar rates and charges of three surrounding municipal water and wastewater service providers, which are reassessed annually. Pursuant to the Rangeview Water Agreements the Land Board receives a 10% or 12% of gross revenues from the sale or disposition of the water depending on the purchaser of the water, except that the royalty on tap fees shall be 2%. The Company will also pay the Land Board a minimum annual water production fee, estimated to be approximately $140,000, which is to be credited against future royalties. The District retains 2% of the remaining gross revenues and the Company receives 98% of the remaining gross revenues after the Land Board Royalty. The Land Board does not receive a royalty on wastewater fees. The Company receives 100% of the District’s wastewater tap fees and 90% of the District’s wastewater usage fees (the District retains the other 10%).

Export Water – The Company owns the Export Water and uses and intends to use it to provide water and wastewater services to customers off the Lowry Range. The Company will own all facilities required to extend water and wastewater services using its Export Water. The Company anticipates contracting with third parties for the construction of these facilities. If the Company sells water, the Company is required to pay royalties to the Land Board ranging from 10% - 12% of gross revenues.

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

At August 31, 2014, Sky Ranch Metropolitan District #5 owed the Company approximately $50,900 for various advances to pay for costs associated with establishing and operating the district. The Company anticipates these costs will be recovered through future revenues from property tax assessments.

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

Paradise Water Supply

During fiscal 2012 the Company deemed the Paradise Water Supply to be fully impaired and an impairment of $5.5 million was recorded in the fiscal 2012 financial statements. During August 2014 the Company completed the disposition of the Paradise Water Supply.

NOTE 5 – PARTICIPATING INTERESTS IN EXPORT WATER

The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990’s. The acquisition was consummated with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of $11.1 million, which represented the cash the Company received from the participating interest holders that was used to purchase the Company’s Export Water (described in greater detail in Note 4 – Water and Land Assets). The Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders in return for their initial $11.1 million investments. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability was not reflected on the Company’s balance sheet because the obligation to pay this is contingent on the sale of Export Water, the amounts and timing of which are not reasonably determinable.

The CAA obligation is non-interest bearing, and if the Export Water is not sold, the parties to the CAA have no recourse against the Company. If the Company does not sell the Export Water, the holders of the Series B Preferred Stock are also not entitled to payment of any dividend and have no contractual recourse against the Company.

As the proceeds from the sale of Export Water are received and the amounts are remitted to the external CAA holders, the Company allocates a ratable percentage of this payment to the principal portion (the Participating Interests in Export Water Supply liability account) with the balance of the payment being charged to the contingent obligation portion. Because the original recorded liability, which was $11.1 million, was 35% of the original total liability of $31.8 million, approximately 35% of each payment remitted to the CAA holders is allocated to the recorded liability account. The remaining portion of each payment, or approximately 65%, is allocated to the contingent obligation, which is recorded on a net revenue basis.

From time to time the Company repurchased various portions of the CAA obligations in priority. In July 2014, the Land Board relinquished its approximately $2.4 million of CAA interests to the Company as part of the settlement of the 2011 lawsuit filed by the Company and the District against the Land Board. As a result, during the fourth quarter of fiscal year ended August 31, 2014 the Company recorded a gain on the extinguishment of participating interests of the CAA of approximately $832,100. The Company now has the right to retain an additional $2.4 million of the initial $31.8 million of proceeds from the sale of Export Water.  The Company did not make any CAA acquisitions during the fiscal years ended August 31, 2013 or 2012.

As a result of the acquisitions, the relinquishment and due to the sale of Export Water, as detailed in the table below, the remaining potential third party obligation at August 31, 2014, is approximately $1 million:

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third party Obligation	Paticipating Interests Liability	Contingency
Original balances	$–	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2012:
Acquisitions	–	28,077,500	(28,077,500)	(9,790,000)	(18,287,500)
Option payments - Sky Ranch
and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees *	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	111,300	(77,900)	(33,400)	(12,100)	(21,300)
Balance at August 31, 2012	754,700	27,802,700	3,468,800	1,208,900	2,259,900
Fiscal 2013 activity:
Export Water sale payments	158,000	(110,600)	(47,400)	(16,000)	(31,400)
Balance at August 31, 2013	912,700	27,692,100	3,421,400	1,192,900	2,228,500
Fiscal 2014 activity:
Export Water sale payments	91,600	(73,700)	(17,900)	(6,200)	(11,700)
Relinquishment		2,386,400	(2,386,400)	(832,100)	(1,554,300)
Balance at August 31, 2014	$1,004,300	$30,004,800	$1,017,100	$354,600	$662,500

* The Arapahoe County tap fees are less $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive approximately $6.2 million of the first priority payout (the remaining entire first priority payout totals approximately $7 million as of August 31, 2014).

NOTE 6 – ACCRUED LIABILITIES

At August 31, 2014, the Company had accrued liabilities of $257,900, of which $99,700 was for estimated property taxes, $59,500 was for professional fees, $22,400 for prepaid farm lease payments and the remaining $76,300 was related to operating payables.

At August 31, 2013, the Company had accrued liabilities of $264,700, of which $156,200 was for estimated property taxes, $56,700 was for professional fees, $30,300 for prepaid farm lease payments and the remaining $21,600 was related to operating payables.

NOTE 7 – LONG-TERM DEBT AND OPERATING LEASE

As of August 31, 2014, the Company is subject to mortgages with contractual maturity dates as described below.

The Participating Interest in Export Water supply and the Tap Participation Fee payable to HP A&M are obligations of the Company that have no scheduled maturity dates. Therefore, these liabilities are not disclosed in tabular format. However, the Participating Interest in Export Water supply is described in Note 5 – Participating Interests in Export Water and the Tap Participation Fee is described below in section “Tap Participation Fee Payable to HP A&M”.

Tap Participation Fee Payable to HP A&M

The $7.9 million TPF liability at August 31, 2014, represents the estimated discounted fair value of the Company’s obligation to pay HP A&M 20% of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 2,184 water taps sold by the Company.

Initially the obligation was to pay 10% of the Company’s gross proceeds, or the equivalent thereof, from the sale of 40,000 water taps sold after the date of the Arkansas River Agreement. The 40,000 water taps were reduced to 2,184 water taps as a result of (i) sales of Arkansas River Valley land in 2006 and 2009, (ii) the sale of unutilized water rights owned by the Company in the Arkansas River Valley in 2007, (iii) the election made by HP A&M, effective September 1, 2011, pursuant to the Arkansas River Agreement, to increase the TPF percentage from 10% to 20%, and to take a corresponding 50% reduction in the number of taps subject to the TPF, (iv) the allocation of 26.9% of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expenses for managing the leases and a reasonable overhead allocation) received by HP A&M from management of the farm leasing operations from September 1, 2011 to August 3, 2012 prior to termination of the Property Management Agreement, and (v) the reduction of 17,243 taps as the result of foreclosures on certain farms pursuant to the remedies outlined in the Arkansas River Agreement (2,233 in fiscal 2013 and 15,010 in fiscal 2014).

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

Utilizing this historical information, the Company projected an estimated new home development pattern in its targeted service area sufficient to cover the sale of the water taps subject to the TPF at the date of the revaluation, August 31, 2014. The Company revalued the TPF payable as of August 31, 2014 and 2013 due to the reduction of taps subject to the TPF as a result of the exercise of remedies under the Arkansas River Agreement. The estimated proceeds generated from the sale of those water taps resulted in estimated payments to HP A&M over the life of the projected development period of $12 million, which is a decrease of $90.7 million from the previous valuation completed at August 31, 2013 ($102.7 million). The estimated proceeds as of August 31, 2013 was estimated to be $102.7 million, a decrease of $17.9 million from the previous valuation in fiscal 2012. The estimated payments to HP A&M are then discounted to the current valuation date and the difference between the amount reflected on the Company’s balance sheet at the valuation date and the total estimated payments is imputed as interest expense over the estimated development time using the effective interest method. The implied interest rate for the most recent valuation was 6.6%.

Actual new home development in the Company’s service area and actual future tap fees inevitably will vary significantly from the Company’s estimates, which could have a material impact on the Company’s consolidated financial statements. An important component in the Company’s estimate of the value of the TPF, which is based on historical trends, is that the Company reasonably expects water tap fees to continue to increase in the coming years. Tap fees are market based and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees thus are partially indicative of the increasing value of the Company’s water assets. The Company continues to assess the value of the TPF liability and updates its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the TPF. Through August 31, 2014, $27.5 million of interest has been imputed since the acquisition date, recorded using the effective interest method.

The Company’s agreement with HP A&M provides for a reduction of the number of water taps subject to the TPF payable to HP A&M in the event the farms or water rights are subject to foreclosure proceedings or other risks of loss. During fiscal year 2013, four of the farms and one FLLC certificate representing water rights only, collectively including 1,216 FLCC shares, were foreclosed resulting in a reduction of the number of taps subject to the TPF by 2,233 taps (approximately $11.7 million of TPF), leaving 17,194 taps (approximately $59.8 million of TPF), subject to the TPF. During fiscal year 2014, an additional 31 farms and two FLCC certificate representing water rights only, collectively including 8,174 FLCC shares, were foreclosed resulting in a reduction of the number of taps subject to the TPF by an additional 15,113 taps (approximately $53.3 million of the TPF), leaving 2,184 taps (approximately $7.9 million of TPF), subject to the TPF. The Company recorded the decreases in the TPF payable as an equity transaction due to the related party nature of the original transaction.

Subsequent to August 31, 2014, an additional 981 FLCC shares, were foreclosed resulting in a reduction of the number of taps subject to the TPF by an additional 1,801 taps (approximately $6.2 million of the TPF), leaving 383 taps (approximately $1.7 million) subject to the TPF.

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

On August 3, 2012, the Company formally terminated the Property Management Agreement. On September 27, 2012, the Pledged Shares were sold at public auction in a foreclosure sale for $2.35 per share, yielding approximately $3.42 million of proceeds to the Company (net of fees of $110,000). Pursuant to the Arkansas River Agreement, the Company is reducing the Tap Participation Fee and is entitled to recover damages caused by the defaults, including certain costs and expenses, including attorney fees. The Company is currently pursuing its remedies and will continue to pursue such remedies over the next 12 months.

To protect its land and water interests, during the fiscal years ended August 31, 2014 and 2013, the Company purchased approximately $9.4 million of the $9.6 million notes payable by HP A&M. The remaining note was purchased by and entity controlled by the majority owner of HP A&M. HP A&M continues to be liable for making the required payments on the notes, and the Company is pursuing remedies to recover the costs and expenses, including attorneys’ fees, incurred by the Company in protecting the rights and title to the land and water rights securing the notes payable by HP A&M, including the costs incurred in purchasing the notes defaulted on by HP A&M. The amount owed on the outstanding notes was approximately $5 million, including accrued interest of $80,800, approximately $7.9 million, including accrued interest of $122,000, and $9.6 million at August 31, 2014, August 31, 2013 and August 31, 2012, respectively.

Future Maturities

Mortgage notes payable, primarily bear interest at 5%, 5 year term; one note in amount of $1.75 million has 20 year term	4,958,200
Less: current portion	(926,000)
Total long-term mortgage payable	$4,032,200

Future Maturities
2015	926,000
2016	892,100
2017	937,600
2018	615,000
2019	123,500
Post 2019	1,464,000
Total	$4,958,200

Subsequent to the Company’s fiscal year-end the Company borrowed approximately $4.4 million as described in Note 15 – Subsequent Events. A portion of this financing will be used to pay down existing mortgages and will result in a change to the future maturities.

Operating Lease

Effective January 2013, the Company entered into an operating lease for 1,200 square feet of office space. The lease has a two year term with payments of approximately $1,530 per month and expires in December 2014.

NOTE 8 – SHAREHOLDERS’ EQUITY

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

The Company estimates the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”). Using the Black-Scholes model, the value of the portion of the award that is ultimately expected to vest is recognized as a period expense over the requisite service period in the statement of operations. Option forfeitures are to be estimated at the time of grant and revised if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company does not expect any forfeiture of its option grants and therefore the compensation expense has not been reduced for estimated forfeitures. During fiscal year 2012, 29,500 options were forfeited by option holders and an additional 48,000 options expired. No options were forfeited during the fiscal years ended August 31, 2013. During fiscal year 2014 65,000 options expired. The Company attributes the value of share-based compensation to expense using the straight-line single option method for all options granted.

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

In January 2014, the Company granted its non-employee directors options to purchase a combined 32,500 shares of the Company’s common stock pursuant to the 2004 Equity Plan. The options vest one year from the date of grant and expire ten years from the date of grant. The Company calculated the fair value of these options at $132,900 using the Black-Scholes model with the following variables: weighted average exercise price of $6.08 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of ten years; estimated dividend rate of 0%; weighted average risk-free interest rate of 1.84%; weighted average stock price volatility 63.6%; and an estimated forfeiture rate of 0%. The $132,900 of stock-based compensation is being expensed monthly over the vesting periods.

In August 2013, the Company granted management options to purchase 100,000 shares of the Company’s common stock pursuant to the 2004 Equity Plan. The options vest one-third one year from the date of grant, one-third two years from the date of grant, and one-third three years from date of grant. The options expire ten years from the date of grant. The Company calculated the fair value of these options at $427,100 using the Black-Scholes model with the following variables: weighted average exercise price of $5.88 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of ten years; estimated dividend rate of 0%; weighted average risk-free interest rate of 2.71%; weighted average stock price volatility 63.6%; and an estimated forfeiture rate of 0%. The $427,100 of stock-based compensation is being expensed monthly over the vesting periods.

In January 2013, the Company granted its non-employee directors options to purchase a combined 32,500 shares of the Company’s common stock pursuant to the 2004 Equity Plan. The options vest one year from the date of grant and expire ten years from the date of grant. The Company calculated the fair value of these options at $76,800 using the Black-Scholes model with the following variables: weighted average exercise price of $3.15 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of ten years; estimated dividend rate of 0%; weighted average risk-free interest rate of 1.84%; weighted average stock price volatility 69.2%; and an estimated forfeiture rate of 0%. The $76,800 of stock-based compensation was expensed monthly over the one year vesting period.

In January 2012, the Company granted its non-employee directors options to purchase a combined 12,500 shares of the Company’s common stock pursuant to the 2004 Equity Plan.  The options vest one year from the date of grant and expire ten years from the date of grant.  The Company calculated the fair value of these options at $15,400 using the Black-Scholes model with the following variables: weighted average exercise price of $1.85 (which was the closing sales price of the Company’s common stock on the date of the grant); estimated option lives of ten years; estimated dividend rate of 0%; weighted average risk-free interest rate of 1.87%; weighted average stock price volatility 73.29%; and an estimated forfeiture rate of 0%. The $15,400 of stock-based compensation was expensed monthly over the one year vesting period.

No options were exercised during the fiscal years ended August 31, 2014, 2013, or 2012.

The following table summarizes the stock option activity for the 2004 Equity Plan for the fiscal year ended August 31, 2014:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Oustanding at beginning of period	347,500	$5.62
Granted	32,500	$6.08
Exercised	-	-
Forfeited or expired	(65,000)	8.23
Outstanding at August 31, 2014	315,000	$5.76	6.32	$239,400

Options exercisable at August 31, 2014	215,833	$6.47	4.59	$10,792

The following table summarizes the activity and value of non-vested options as of and for the fiscal year ended August 31, 2014:

	Number of Options	Weighted-Average Grant Date Fair Value
Non-vested options oustanding at beginning of period	132,500	$3.80
Granted	32,500	4.09
Vested	(65,833)	2.36
Forfeited	-	-
Non-vested options outstanding at August 31, 2014	99,167	$4.85

All non-vested options are expected to vest. The total fair value of options vested during the fiscal years ended August 31, 2014, 2013 and 2012 was $219,200, $48,700 and $66,000, respectively. The weighted average grant date fair value of options granted during the fiscal years ended August 31, 2014, 2013 and 2012 was $4.09, $3.80, and $1.23, respectively.

Share-based compensation expense for the fiscal years ended August 31, 2013, 2012 and 2011, was $251,900, $66,800, and $54,600, respectively.

At August 31, 2014, the Company had unrecognized expenses relating to non-vested options that are expected to vest totaling $417,700. The weighted-average period over which these options are expected to vest is less than three years. The Company has not recorded any excess tax benefits to additional paid in capital.

Warrants

As of August 31, 2014, the Company had outstanding warrants to purchase 92 shares of common stock at an exercise price of $1.80 per share. These warrants expire six months from the earlier of:

(i)	The date all of the Export Water is sold or otherwise disposed of,

(ii)	The date the CAA is terminated with respect to the original holder of the warrant, or

(iii)	The date on which the Company makes the final payment pursuant to Section 2.1(r) of the CAA.

No warrants were exercised during fiscal 2014, 2013 or 2012.

Pledged Common Stock Owned by HP A&M

Pursuant to the Arkansas River Agreement, HP A&M pledged, transferred, assigned and granted to the Company a security interest in and to the Pledged Shares, consisting of 1,500,000 shares of Pure Cycle common stock and the proceeds there from.  Due to the HP A&M default the Pledged Shares were sold pursuant to a foreclosure sale for $3.5 million or $2.35 per share during fiscal 2013.

NOTE 9 – SIGNIFICANT CUSTOMERS

The Company sells wholesale water and wastewater services to the District pursuant to the Rangeview Water Agreements. Sales to the District accounted for 9%, 34%, and 86% of the Company’s total revenues for the years ended August 31, 2014, 2013 and 2012, respectively. The District had one significant customer, the Ridgeview Youth Services Center. Pursuant to the Rangeview Water Agreements the Company is providing water and wastewater services to this customer on behalf of the District. The District’s significant customer accounted for 7%, 28%, and 53% of the Company’s total revenues for the years ended August 31, 2014, 2013 and 2012, respectively.

Revenues from another customer directly and indirectly represented approximately 88% and 59% of the Company’s water and wastewater revenues for the fiscal years ended August 31, 2014 and 2013. The Company had no revenues from this customer for the fiscal year ended August 31, 2012.

The Company had accounts receivable from the District which accounted for 5% and 14% of the Company’s trade receivables balances at August 31, 2014 and 2013, respectively. Accounts receivable from the District’s largest customer accounted for 4% and 12% of the Company’s trade receivables as of August 31, 2014, and 2013, respectively.

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

	For the Fiscal Years Ended August 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$7,279,900	$6,080,000
Imputed interest on Tap Participation Fee	10,609,600	10,074,200
Deferred revenue	768,400	494,600
Impairment Charges	2,360,200	-
Depreciation and depletion	4,695,900	4,899,800
Other	26,700	43,600
Valuation allowance	(25,740,700)	(21,592,200)
Net deferred tax asset	$-	$-

The Company has not recorded a valuation allowance against the deferred tax assets as the Company is unable to reasonably determine if it is more likely than not that deferred tax assets will ultimately be realized.

Income taxes computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following for the fiscal years ended August 31:

	For the Fiscal Years Ended August 31,
	2014	2013	2012
Expected benefit from federal taxes at statutory rate of 34%	$(105,900)	$(1,411,200)	$(5,922,300)
State taxes, net of federal benefit	(10,300)	(137,000)	(574,800)
Expiration of net operating losses	89,400	147,400	90,000
Permanent and other differences	4,175,300	27,400	25,800
Change in valuation allowance	(4,148,500)	1,373,400	6,381,300
Total income tax expense / benefit	$-	$-	$-

At August 31, 2014, the Company has $19.5 million of net operating loss carryforwards available for income tax purposes, which expire between fiscal 2015 and 2029. Utilization of these net operating loss carryforwards may be subject to substantial annual ownership change limitations provided by the Internal Revenue Code. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Net operating loss carryforwards of $239,600, $395,200 and $241,200 expired during the fiscal years ended August 31, 2014, 2013 and 2012, respectively.

NOTE 11 – 401(k) PLAN

The Company maintains a Pure Cycle Corporation 401(k) Profit Sharing Plan (the “Plan”), a defined contribution retirement plan for the benefit of its employees. The Plan is currently a salary deferral only plan, and at this time the Company does not match employee contributions. The Company pays the annual administrative fees of the Plan, and the Plan participants pay the investment fees. The Plan is open to all employees, age 21 or older, who have been employees of the Company for at least six months. During the fiscal years ended August 31, 2014, 2013 and 2012, the Company paid fees of $3,600, $3,300 and $3,400, respectively, for the administration of the Plan.

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

The Company filed a lawsuit against HP A&M in the District Court, City and County of Denver, State of Colorado on April 4, 2014, alleging HP A&M breached the Arkansas River Agreement, Seller Pledge Agreement and Property Management Agreement, among other ways, by failing to (i) pay, perform and discharge its obligations when due or otherwise pursuant to the Excluded Indebtedness, (ii) cure defaults under the Notes and Deeds of Trust applicable to the Excluded Indebtedness, and (iii) use Net Revenue, pursuant to the Property Management Agreement, to pay Excluded Indebtedness. As a result of these breaches, the Company is claiming damages to be proven at trial, and estimated as of the date of the lawsuit to be not less than $8 million. HP A&M filed its answer on May 30, 2014, asserting affirmative defenses and counterclaims, including, among others, breach of contract and breach of an implied covenant of good faith and fair dealing and requesting damages in an amount to be proven at trial. Because this lawsuit involves complex legal issues and uncertainties, the Company has determined that no accruals for losses related to the lawsuit are reasonably estimable or deemed reasonably likely as of August 31, 2014.

During the fiscal years ended August 31, 2014 and 2013, foreclosure proceedings were commenced against 38 of the properties acquired by the Company from HP A&M that are subject to promissory notes defaulted upon by HP A&M and secured by deeds of trust on the Company’s land and water rights. The proceedings were filed on various dates from January 9, 2013 through March 12, 2014, with the Public Trustees of Bent, Otero and Prowers Counties in Colorado and involve claims against HP A&M for its failure to pay the notes. In addition one proceeding was commenced in 2013 and a second proceeding was commenced on May 5, 2014, pursuant to the Colorado Uniform Commercial Code (the “UCC”), in each case to foreclose on one FLCC certificate representing water rights only. As of the date of this filing, PCY Holdings, LLC (“PCY Holdings”), the Company’s wholly owned subsidiary has been the successful bidder in foreclosure sales of 38 of the properties and water rights acquired by the Company from HP A&M (including two completed after the end of the fiscal year). The Company terminated one foreclosure proceeding by curing HP A&M’s default. One of the Company’s properties remains subject to foreclosure proceedings. This property represents less than 3% of the Company’s FLLC shares and approximately 2% of the Company’s Arkansas River land acquired from HP A&M.

Foreclosure sales that were conducted on three of the Company’s farm properties on August 28, 2013, and on a fourth property on September 4, 2013 are currently the subject of litigation. PCY Holdings, was the successful bidder in the foreclosure sales. On September 16, 2013, HP A&M filed a complaint against PCY Holdings and the Public Trustee for the County of Bent, Colorado, in the District Court, County of Bent, Colorado seeking (i) a declaratory judgment that it is entitled to redeem the four properties from the foreclosure sales by paying the amount of the outstanding debt, plus fees, which is the amount PCY Holdings bid in the sales, and (ii) preliminary and permanent injunctions against the Public Trustee preventing the Public Trustee from issuing confirmation deeds for the foreclosure sales to PCY Holdings or anyone other than HP A&M. On November 20, 2013 the complaint was dismissed with prejudice, and judgment was entered in favor of the Public Trustee and PCY Holdings. Responses to motions filed by both PCY Holdings and HP A&M regarding attorney’s fees awards have been stayed pending the outcome of the appeal discussed below.

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

NOTE 13 – SEGMENT REPORTING

The Company operates primarily in two lines of business: (i) the wholesale water and wastewater business; and (ii) the agricultural farming business. The Company provides wholesale water and wastewater services to customers using water rights owned by the Company and develops infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater. The Company’s agricultural business consists of the Company leasing its Arkansas River Valley land and water to area farmers under cash leases or in certain cases crop share leases. The following tables show information by operating segment for the fiscal years ended August 31, 2014 and 2013:

Fiscal Year Ended August 31, 2014

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total

Revenues	$1,924,900	$1,068,000	$98,200	$3,091,100
Gross profit	1,189,200	979,900	58,800	2,227,900
Depletion and depreciation	196,600	-	-	196,600
Other significant noncash items:
Stock-based compensation	-	-	251,900	251,900
TPF interest expense	1,445,500	-	-	1,445,500
Impairment of land and water rights held for sale	402,700	-		402,700
Gain in extinquishment of contingent obligations	832,100	-		832,100
Gain on sale of land and water rights held for sale	1,308,400	-		1,308,400
Segment assets	98,851,900	7,354,100	1,967,800	108,173,800
Expenditures for segment assets	3,878,100	-	-	3,878,100

Fiscal Year Ended August 31, 2013

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total

Revenues	$544,400	$1,241,900	$71,200	$1,857,500
Gross profit	248,600	1,145,600	70,000	1,464,200
Depletion and depreciation	311,300	-	-	311,300
Other significant noncash items:
Stock-based compensation	-	-	66,800	66,800
TPF interest expense	3,275,400	-	-	3,275,400
Segment assets	93,522,800	6,697,500	8,398,000	108,618,300
Expenditures for segment assets	378,000	-	-	378,000

NOTE 14 – RELATED PARTY TRANSACTIONS

On December 16, 2009, the Company entered into a Participation Agreement with the District, whereby the Company agreed to provide funding to the District in connection with the District joining the South Metro Water Supply Authority (“SMWSA”). The Company provided funding of $114,900, $139,500, and $115,500 for the fiscal years ended August 31, 2014, 2013, and 2012, respectively. The funding was expensed in the general and administrative expenses line in the accompanying statements of operations for the years ended August 31, 2014, 2013, and 2012, respectively.  Through our funding agreement with the District and subsequent to fiscal year end, we made payments of $535,200 to purchase certain rights to use existing water transmission and related infrastructure acquired by the WISE project. We anticipate will be investing approximately $1.2 million per year for the next 5 years for additional payments for the water transmission line and additional facilities, water and related assets for the WISE project.

In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at August 31, 2014) and matures on December 31, 2015. The $568,000 balance of the note receivable at August 31, 2014 includes borrowings of $229,300 and accrued interest of $338,700. The $556,000 balance of the note receivable at August 31, 2013 includes borrowings of $229,300 and accrued interest of $326,700. The Company extended the due date to December 31, 2015, and accordingly the note has been classified as non-current.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to our fiscal year end, an additional two farms and 981 FLCC shares have been obtained through the foreclosure proceedings, resulting in a reduction of the number of taps subject to the TPF by 1,801 taps and a corresponding reduction to the TPF payable of $6.2 million.

Subsequent to the Company’s fiscal year-end, the Company borrowed $4,450,000. Proceeds from the loan will be used to consolidate mortgage debt and for working capital. The note has a 20 year term, requires semi-annual payments, and carries a 5.27% per annum rate. The note is secured by a total of 3,596.8 acres, 3,282 FLCC shares, and an assignment of two HP A&M notes and deeds of trust with balances due of approximately $843,400, which are secured by 1,087.4 FLCC shares.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreement with accountants on accounting and financial disclosures.

Item 9A – Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of August 31, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (“1992 COSO Framework”). Based on our assessment, we determined that, as of August 31, 2014, our internal control over financial reporting was effective based on those criteria.

(c)           Report of the Independent Registered Public Accounting Firm.

The effectiveness of our internal control over financial reporting as of November 14, 2014 has been audited by GHP Horwath, P.C., an independent registered public accounting firm, as stated in its attestation report which is included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

(d)         Changes in Internal Controls

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, COSO issued an updated version of its Internal Control - Integrated Framework (the “2013 COSO Framework”). Originally issued in 1992, the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application.  The 1992 COSO Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 COSO Framework.  As of August 31, 2014, we have initiated the process to transition to the 2013 COSO Framework.

Item 9B – Other Information

None

PART III

Information concerning Items 10 through Items 14 will be contained in, and is incorporated herein by reference to, our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act for the 2014 Annual Meeting of Shareholders, which is expected to be filed on or about December 5, 2014.

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

10.3
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

10.5
Water Service Agreement for the Sky Ranch PUD dated October 31, 2003 by and between Airpark Metropolitan District, Icon Investors I, LLC, the Company and the District. Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form SB-2, filed April 19, 2004, Registration No. 333-114568.

10.6
Amendment to Water Service Agreement for the Sky Ranch PUD dated January 6, 2004. Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form SB-2, filed June 7, 2004, Registration No. 333-114568.

10.7
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

10.9
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

10.11
Agreement for Water Service dated August 3, 2005 among Pure Cycle Corporation, Rangeview Metropolitan District and Arapahoe County incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed on August 4, 2005.

10.12
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

10.13
Amendment No. 1 to Agreement for Water Service dated August 25, 2008, between Pure Cycle Corporation and Arapahoe County. Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

10.14
Registration Rights Agreement dated September 28, 2010, between Pure Cycle Corporation and PAR Investment Partners, L.P. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 29, 2010.

10.15
Paid-Up Oil and Gas Lease dated March 14, 2011, between Pure Cycle Corporation and Anadarko E&P Company, L.P. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2011.

10.16
Surface Use and Damage Agreement dated March 14, 2011, between Pure Cycle Corporation and Anadarko E&P Company, L.P. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 15, 2011.

10.17	2014 Incentive Plan, Incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting held January 15, 2014. **
10.18	2014 Amended and Restated Lease Agreement, dated July 10, 2014, by and between the Land Board, the District, and the Company. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 14, 2014

10.19
2014 Amended and Restated Service Agreement, dated July 10, 2014, by and between the Company and the District. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 14, 2014.

10.20
Settlement Agreement and Mutual Release, dated July 10, 2014, by and among the Land Board, the District, and the Company.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 14, 2014.

10.21
Assignment and Termination Agreement, dated July 10, 2014, by and among the Land Board, the District, and the Company.  Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 14, 2014.

10.22
Release of Mortgage and Termination Statement, dated July 10, 2014, by and between the Land Board and the Company.  Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 14, 2014.

10.23
Settlement Agreement and Mutual Release, dated September 29, 2014, by and between HP and the Registrant.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 30, 2014.

10.24
Business Loan Agreement, dated October 27, 2014, between Pure Cycle Corporation and The First National Bank of Las Animas.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 29, 2014.

10.25
Commercial Pledge Agreement, dated October 27, 2014, between Pure Cycle Corporation and The First National Bank of Las Animas. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 29, 2014.

21.1 23.1	Subsidiaries Consent of GHP Horwath, P.C. *
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
*	Filed herewith
**	Indicates management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION

By: /s/ Mark W. Harding
Mark W. Harding, President and Chief Financial Officer
November 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark W. Harding	President, Chief Financial Officer and Director	November 14, 2014
Mark W. Harding	(Principal Executive Officer, Principal Financial and Accounting Officer)
/s/ Harrison H. Augur
Harrison H. Augur	Chairman, Director	November 14, 2014
/s/ Arthur G. Epker III
Arthur G. Epker III	Director	November 14, 2014
/s/ Richard L. Guido
Richard L. Guido	Director	November 14, 2014
/s/ Peter C. Howell
Peter C. Howell	Director	November 14, 2014
/s/ George M. Middlemas
George M. Middlemas	Director	November 14, 2014