Form 10-K/A
period 2014-08-31
PURE CYCLE CORP
filed 2014-11-17
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A-1
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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment”), amends our Annual Report on Form 10-K for the fiscal year ended August 31, 2014, originally filed on November 14, 2014 (the “Original Filing”).  The sole purpose of the Amendment is to furnish Exhibit 101 to the Original Filing which contains the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in the Original Filing.  Except as described above, no other changes have been made to the Original Filing.

Pursuant to Rule 406T of Regulation S-T, the XBRL Interactive Data Files on Exhibit 101 are furnished and not filed herewith, are not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)	Financial Statements
1.	See “Index to Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K.
2.	Financial Statement Schedules: None
3.	Exhibits: The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-K
Index to Exhibits
Exhibit No.	Description
3.1	Articles of Incorporation of Pure Cycle Corporation. Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed December 14, 2007.
3.2	Bylaws of Pure Cycle Corporation. Incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed December 14, 2007.
4.1	Specimen Stock Certificate. Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2010.
10.1	2004 Equity Incentive Plan, Incorporated by reference to Exhibit F to the Proxy Statement for the Annual Meeting held April 12, 2004. ****

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

10.17	2014 Incentive Plan, Incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting held January 15, 2014. ****
10.18	2014 Amended and Restated Lease Agreement, dated July 10, 2014, by and between the Land Board, the District, and the Company. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 14, 2014

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

21.1 23.1	Subsidiaries Consent of GHP Horwath, P.C. *
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document. ***
101.SCH	XBRL Taxonomy Extension Schema Document. ***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. ***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ***
*	Filed with the Annual Report on Form 10-K filed on November 14, 2014.
**	Filed herewith
***	Furnished herewith
****	Indicates management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION

By: /s/ Mark W. Harding
Mark W. Harding, President and Chief Financial Officer
November 15, 2014