Form 10-Q
period 2014-11-30
PURE CYCLE CORP
filed 2015-01-09
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2014
or
__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-8814

PURE CYCLE CORPORATION
(Exact name of registrant as specified in its charter)
Colorado	84-0705083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

34501 E. Quincy Avenue, Bldg. 34, Box 10, Watkins, CO	80137
(Address of principal executive offices)	(Zip Code)

(303) 292 – 3456
(Registrant’s telephone number, including area code)

1490 Lafayette Street, Suite 203, Denver, CO 80218
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 9, 2015:

Common stock, 1/3 of $.01 par value	24,037,598
(Class)	(Number of Shares)

PURE CYCLE CORPORATION
INDEX TO NOVEMBER 30, 2014 FORM 10-Q

              Page
PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	31

Item 6 – Exhibits	31

Signature Page	32

Item 1.	Consolidated Financial Statements (Unaudited)

PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS
ASSETS:	November 30, 2014	August 31, 2014
Current assets:	(unaudited)
Cash and cash equivalents	$1,927,541	$1,749,558
Trade accounts receivable	945,104	1,626,090
Sky Ranch receivable	52,415	50,915
Land and water held for sale	-	699,826
Prepaid expenses	284,135	336,867
Total current assets	3,209,195	4,463,256

Investments in water and water systems, net	91,901,001	90,823,916
Land - Sky Ranch	3,663,565	3,662,754
Land and water held for sale	1,500,000	1,500,000
Note receivable - related party:
Rangeview Metropolitan District, including accrued interest	596,024	568,022
HP A&M receivable	7,114,391	7,069,511
Other assets	87,830	86,363
Total assets	$108,072,006	$108,173,822

LIABILITIES:
Current liabilities:
Accounts payable	$438,558	$1,379,647
Current portion of promissory notes payable	848,325	925,980
Accrued liabilities	197,326	257,893
Deferred revenues	147,215	65,124
Deferred oil and gas lease payment	645,720	645,720
Total current liabilities	2,277,144	3,274,364

Deferred revenues, less current portion	1,153,145	1,167,095
Deferred oil and gas lease payment, less current portion	218,335	379,765
Promissory notes payable, less current portion	5,006,471	4,032,227
Participating Interests in Export Water Supply	348,219	354,628
Tap Participation Fee payable to HP A&M,
net of $292,600 and $4.1 million discount, respectively	1,731,812	7,935,262
Total liabilities	10,735,126	17,143,341

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $.001 per share, 25 million shares authorized;
432,513 shares issued and outstanding
(liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized;
24,037,598 shares outstanding both periods presented	80,130	80,130
Additional paid-in capital	175,090,487	168,794,396
Accumulated deficit	(77,834,170)	(77,844,478)
Total shareholders' equity	97,336,880	91,030,481
Total liabilities and shareholders’ equity	$108,072,006	$108,173,822

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended November 30,
	2014	2013
Revenues:
Metered water usage	$491,823	$321,573
Wastewater treatment fees	11,705	9,835
Special facility funding recognized	10,377	10,377
Water tap fees recognized	3,574	3,574
Farm operations	263,813	220,269
Other	52,485	12,875
Total revenues	833,777	578,503

Expenses:
Water service operations	(136,807)	(102,458)
Wastewater service operations	(6,353)	(10,450)
Farm operations	(26,486)	(20,669)
Depletion and depreciation	(43,456)	(33,040)
Other	(10,073)	(13,831)
Total cost of revenues	(223,175)	(180,448)
Gross margin	610,602	398,055

General and administrative expenses	(647,529)	(619,924)
Depreciation	(35,409)	(15,488)
Operating loss	(72,336)	(237,357)

Other income (expense):
Oil and gas lease income, net	161,430	106,755
Interest income	3,190	3,041
Other	6,292	2,396
Interest expense	(64,452)	(64,102)
Interest imputed on the Tap Participation Fee payable to HP A&M	(23,816)	(657,235)
Net income (loss)	$10,308	$(846,502)
Net income (loss) per common share – basic and diluted	*	$(0.04)

Weighted average common shares outstanding – basic and diluted	24,037,598	24,037,598

* Amount is less than $.01 per share

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	November 30, 2014	November 30, 2013
Cash flows from operating activities:
Net income (loss)	$10,308	$(846,502)
Adjustments to reconcile net income (loss) to net cash
used for operating activities:
Imputed interest on Tap Participation Fee payable to HP A&M	23,816	657,235
Depreciation and depletion	78,865	48,528
Investment in Well Enhancement Recover Systems, LLC	(3,871)	-
Stock-based compensation expense	68,825	54,794
Interest income and other non-cash items	(104)	-
Interest added to receivable from Rangeview Metropolitan District	(3,002)	(3,002)
Changes in operating assets and liabilities:
Trade accounts receivable	680,986	118,586
Receivables held in escrow	-	(246,581)
Sky Ranch receivable	(1,500)	1,807
Prepaid expenses	52,732	28,015
Receivable from HP A&M	(44,880)	(185,716)
Note receivable - related party: Rangeview Metropolitian District	(25,000)	-
Accounts payable and accrued liabilities	(1,001,656)	234,893
Interest accrued on agriculture land promissory notes	(20,058)	64,102
Deferred revenues	68,141	59,745
Deferred oil & gas lease	(161,430)	(106,755)
Net cash used in operating activities	(277,828)	(120,851)

Cash flows from investing activities:
Investments in water, water systems, and land	(1,154,253)	(397,302)
Purchase of property and equipment	-	(2,250)
Proceeds from sale of farm land	699,826	-
Net cash used in investing activities	(454,427)	(399,552)

Cash flows from financing activities:
Payments to contingent liability holders	(6,409)	(1,684)
Proceeds from borrowings on promissory notes payable	2,311,656	-
Payments made on promissory notes payable	(1,395,009)	(445,283)
Net cash provided by (used in) financing activities	910,238	(446,967)
Net change in cash and cash equivalents	177,983	(967,370)
Cash and cash equivalents – beginning of period	1,749,558	2,448,363
Cash and cash equivalents – end of period	$1,927,541	$1,480,993

SUPPLEMENTAL DISCLSOURES OF NON-CASH ACTIVITIES
Reduction in Tap Participation Fee liability resulting from remedies under
the Arkansas River Agreement	$6,227,266	$12,031,814

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The November 30, 2014 consolidated balance sheet and the consolidated statements of comprehensive income (loss) and the consolidated statements of cash flows for the three months ended November 30, 2014 and 2013 have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at November 30, 2014, and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2014 Annual Report on Form 10-K (the “2014 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2014. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full fiscal year. The August 31, 2014 balance sheet was taken from the Company’s audited financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a high quality financial institution in an account which as of November 30, 2014 exceeded federally insured limits. At various times during the three months ended November 30, 2014, the Company’s main operating account exceeded federally insured limits.

Financial Instruments – Concentration of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash equivalents with high quality financial institutions. The Company has historically invested its idle cash primarily in certificates of deposit, money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.

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

Trade Accounts Receivable – The Company records accounts receivable net of allowances for uncollectible accounts.

Accounts Payable – The carrying amounts of accounts payable approximate fair value due to the relatively short period to maturity for these instruments.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014

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

Receivable from HP A&M – In conjunction with HP A&M defaulting on certain promissory notes in fiscal year 2012, the Company has the right to collect from HP A&M any amounts the Company spends to cure the defaulted notes. Accordingly the Company has recorded the entire amount of the HP A&M notes at default as well as expenses incurred to cure the defaults as a receivable from HP A&M less proceeds received from the sale of shares pledged by High Plains A&M as security. Due to the fact that HP A&M was a related party the fair value of the accounts receivable is not practical to determine.

Promissory Notes Payable – During fiscal 2013, the Company began acquiring the defaulted and non-defaulted promissory notes that are payable by HP A&M. The majority of the notes issued by the Company have a five-year term, bear interest at an annual rate of five percent and require semi-annual payments with a straight-line amortization schedule. The carrying value of the notes payable approximate the fair value as the rates are comparable to market rates.

During the three months ended November 30, 2014, the Company borrowed $4,450,000 from the First National Bank of Las Animas. The note has a 20-year term, requires semi-annual payments, and carries a 5.27% per annum rate for the first five years. After the first five years the interest rate on the note is subject to change (no more often than annually) based on the changes in the First National Bank of Las Animas Ag/Commercial Real Estate Rate. The Company may pay the note in full at any time without penalty. The carrying value of this note approximates the fair value as the rate is comparable to market rates.

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

Pursuant to the Asset Purchase Agreement dated May 10, 2006 (the “Arkansas River Agreement”), the Company is obligated to pay HP A&M a defined percentage of a defined number of water tap fees the Company receives after the date of the Arkansas River Agreement. A Tap Participation Fee (“TPF”) is due and payable once the Company has sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the three months ended November 30, 2014 or 2013.

The Company imputes interest expense on the unpaid TPF using the effective interest method over an estimated period which is utilized in the valuation of the liability. The Company imputed interest of $23,800 and $657,200 during the three months ended November 30, 2014 and 2013, respectively.

Due to HP A&M’s default and the Company’s remedies under the Arkansas River Agreement, the Company has retired certain water taps subject to the TPF and at November 30, 2014, there remain 383 water taps subject to the TPF, compared to the 2,184 water taps subject to the TPF at August 31, 2014.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014

Revenue Recognition

Wholesale Water and Wastewater Fees – Monthly wholesale water usage charges are assessed to the Company’s customers based on actual metered usage each month plus a base monthly service fee. The Company recognizes wholesale water usage revenues upon delivering the water to its customers or its governmental customer’s end-use customers, as applicable.  The water revenues recognized by the Company are shown net of royalties to the State of Colorado Board of Land Commissioners (the “Land Board”) and, when applicable, amounts retained by the District. The Company recognized $491,823 and $321,573 of metered water usage revenues during the three months ended November 30, 2014 and 2013, respectively

The Company recognizes wastewater treatment fees monthly based on usage.  The monthly wastewater treatment fees are shown net of amounts retained by the District. The Company recognized $11,705 and $9,835 of wastewater treatment fees during the three months ended November 30, 2014 and 2013, respectively. Costs of delivering water and providing wastewater services to customers are recognized as incurred.

Tap and Construction Fees – In August 2005, the Company entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”). In fiscal 2006, the Company began recognizing water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in Part I, Item 1 of the 2014 Annual Report) constructed to provide service to the County. The Company recognized $3,600 of water tap fee revenues during each of the three months ended November 30, 2014 and 2013, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the Land Board and amounts paid to third parties pursuant to the CAA as further described in Note 4 – Long-Term Obligations and Operating Lease below.

The Company recognized $10,400 of “Special Facilities” (defined in Part I, Item 1 of the 2014 Annual Report) funding as revenue during each of the three months ended November 30, 2014 and 2013, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 2 – Summary of Significant Accounting Policies to the 2014 Annual Report.

As of November 30, 2014, and August 31, 2014, the Company has deferred recognition of approximately $1,215,900 and $1,232,200, respectively, of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

Agriculture Farming Operations – The Company leases its Arkansas River water and land to area farmers who actively farm the properties. The Company records farm lease income ratably each month based on estimated annual lease income the Company anticipates collecting from its land and water leases. The Company recorded these amounts as receivables, less an estimated allowance for uncollectible accounts. The allowance as of November 30, 2014 and August 31, 2014, was determined by the Company’s specific review of all past due accounts. The Company has recorded allowances for doubtful accounts totaling $26,300 as of November 30, 2014 and August 31, 2014. As of November 30, 2014 the Company has recorded deferred revenue of $84,500 on its farm income related to billings for future periods. As of August 31, 2014 the Company has accrued a receivable of $256,500 of farm income related to future billings. The Company manages the farm lease business as a separate line of business from the wholesale water and wastewater business.

Royalty and Other Obligations

Revenues from the sale of Export Water are shown net of royalties payable to the Land Board. Revenues from the sale of water on the “Lowry Range” (described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2014 Annual Report) are shown net of the royalties to the Land Board and the amounts retained by the District.

Oil and Gas Lease Payments

As further described in Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2014 Annual Report, on March 10, 2011, the Company entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”), a wholly owned subsidiary of Anadarko Petroleum Company. In December of 2012 the O&G Lease was purchased by a wholly owned subsidiary of ConocoPhillips Company. Pursuant to the O&G Lease, during the year ended August 31, 2011, the Company received a up-front payment of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its “Sky Ranch” property (described in Note 4 – Water Assets to the 2014 Annual Report). The Company began recognizing the up-front payments as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. The Company received an additional payment of $1,243,400 during February 2014 to extend the O&G Lease an additional two years through February 2016, which will be recognized as income on a straight-line basis over two years (the extension term of the O&G Lease). During the fiscal year ended August 31, 2014, the Company received an up-front payment of $72,000 for the purpose of exploring for, developing, producing, and marketing oil and gas on 40 acres of mineral estate the Company owns adjacent to the Lowry Range (the “Rangeview Lease”). During the three months ended November 30, 2014 and 2013, the Company recognized $161,400 and $106,800, respectively, of income and royalty related to the up-front payments received pursuant to the O&G Lease and the Rangeview Lease.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014

As of November 30, 2014 and August 31, 2014, the Company has deferred recognition of $864,100 and $1,025,500, respectively of income related to the O&G Lease and the Rangeview Lease, which will be recognized into income ratably through July 2017.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the eventual use of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the Company’s procedures, the Company determined that land and water shares held for sale related to the Arkansas River Assets were impaired as of August 31, 2014. See further discussion in Note 3 below under “Land and Water Shares Held for Sale.”

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

Share-Based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company records share-based compensation costs as expense over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options has no impact on the income tax provisions. The Company recognized $68,800 and $54,800 of share-based compensation expense during the three months ended November 30, 2014 and 2013, respectively.

Income Taxes

The Company uses a "more-likely-than-not" threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits as of November 30, 2014.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2012 through fiscal 2014. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At November 30, 2014, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended November 30, 2014 or 2013.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014

Income (Loss) per Common Share

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 315,100 and 347,600 common share equivalents were outstanding as of November 30, 2014 and 2013, respectively, and have been included in the calculation of net income per common share but excluded from the calculation of loss per common share as their effect is anti-dilutive.

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change. During the current period, there were no new accounting pronouncements issued that will significantly impact the Company’s financial reporting.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had one of these instruments as of November 30, 2014 and none of these instruments as of August 31, 2014.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had no Level 2 assets or liabilities as of November 30, 2014 or August 31, 2014.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability as of November 30, 2014 and August 31, 2014, the TPF liability, which is described in greater detail in Note 4 – Long-Term Obligations and Operating Lease below.

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

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of November 30, 2014:

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014

			Fair Value Measurement Using:
		Cost / Other	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Unrealized
	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)	Gain
Tap Participation Fee liability	$1,731,800	$1,731,800	$-	$-	$1,731,800	$-

Although not required, the Company deems the following table, which presents the changes in the TPF for the three months ended November 30, 2014, to be helpful to the users of its consolidated financial statements:

	Fair Value Measurement using Significant Unobservable Inputs (Level 3)
	Gross Estimated Tap Participation Fee Liability	Tap Participation Fee Reported Liability	Discount - to be imputed as interest expense in future periods
Balance at August 31, 2014	$12,038,300	$7,935,300	$4,103,000
Total gains and losses (realized and unrealized):	-	-	-
Imputed interest recorded as "Other Expense"	-	23,800	(23,800)
Purchases, sales, issuances, payments, and reductions resulting from foreclosures	(10,013,900)	(6,227,300)	(3,786,600)
Transfers in and/or out of Level 3	-	-	-
Balance at November 30, 2014	$2,024,400	$1,731,800	$292,600

NOTE 3 – INVESTMENTS IN WATER, WATER SYSTEMS, LAND AND IMPROVEMENTS

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2014 Annual Report. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three months ended November 30, 2014.

The Company’s water, water systems, land and improvements consist of the following costs and accumulated depreciation and depletion at November 30, 2014 and August 31, 2014:

	November 30, 2014		August 31, 2014
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Arkansas River Valley assets	$67,746,400	$(1,488,600)	$67,746,400	$(1,488,600)
Rangeview water supply	14,444,600	(8,500)	14,444,600	(8,400)
Sky Ranch water rights and other costs	6,548,000	(117,800)	6,004,000	(93,000)
Fairgrounds water and water system	2,899,900	(732,700)	2,899,900	(710,600)
Rangeview water system	1,148,200	(79,300)	1,148,200	(77,900)
Water supply – other	1,657,600	(116,800)	1,050,200	(90,900)
Totals	94,444,700	(2,543,700)	93,293,300	(2,469,400)
Net investments in water and water systems	$91,901,000		$90,823,900

Capitalized terms in this section not defined herein are defined in Note 4 – Water and Land Assets to the 2014 Annual Report.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014

Depletion and Depreciation. The Company recorded depletion charges of $2,500 and $100 during the three month periods ended November 30, 2014 and 2013, respectively. During the three months ended November 30, 2014 this related to the Rangeview and Sky Ranch Water supplies (defined below) and during the three months ended November 30, 2013 this related entirely to the Rangeview Water Supply. No depletion is taken against the Arkansas River (defined below) because the water located at this location is not yet being utilized for municipal purpose as of November 30, 2014.

The Company recorded $76,400 and $48,400 of depreciation expense during the three months ended November 30, 2014 and 2013, respectively.

Land and Water Shares Held for Sale. During fiscal year end 2012, management decided to sell certain farms in order to have the cash flow sufficient to acquire the notes defaulted upon by HP A&M and to meet the future obligations on the promissory notes the Company intended to issue as consideration to purchase the notes owed by HP A&M. Management planned to sell approximately 1,603 acres of land along with 3,397 FLCC shares associated with this land.

Through August 31, 2014, the Company completed sales of approximately 1,886 acres of land and 2,982 FLCC shares associated with the land; and, in November 2014, completed sales of approximately 299 acres of land along with 239 FLCC shares associated with the land. Management believes that the November 2014 sale completed the sales cycle related to the land held for sale.

In addition, management identified an additional 640 acres of land and 512 FLCC shares associated with the land as held for sale in order to have sufficient cash available to continue to meet future obligations on the promissory notes the Company issued to purchase the defaulted notes owed by HP A&M and to continue to fund water system expansions. The net book value of the assets identified as held for sale was $1.9 million prior to designation as held for sale. The anticipated sales price for these assets is $1.5 million based on recent sales transactions, which required the Company to record an impairment of approximately $400,000 in fiscal 2014.

NOTE 4 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

The Participating Interests in Export Water Supply and the TPF payable to HP A&M are obligations of the Company that have no scheduled maturity dates. Therefore, these liabilities are not disclosed in tabular format, but they are described below.

Participating Interests in Export Water Supply

The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990’s. The acquisition was consummated with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of $11.1 million, which represented the cash the Company received from the participating interest holders that was used to purchase the Company’s Export Water (described in greater detail in Note 4 – Water and Land Assets to the 2014 Annual Report). The Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders in return for their initial $11.1 million investments. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability was not reflected on the Company’s balance sheet because the obligation to pay this is contingent on the sale of Export Water, the amounts and timing of which are not reasonably determinable.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014

From time to time the Company repurchased various portions of the CAA obligations in priority. In July 2014, the Land Board relinquished its approximately $2.4 million of CAA interests to the Company as part of the settlement of the 2011 lawsuit filed by the Company and the District against the Land Board. As a result, during the fourth quarter of the fiscal year ended August 31, 2014, the Company recorded a gain on the extinguishment of participating interests of the CAA of approximately $832,100. The Company now has the right to retain an additional $2.4 million of the initial $31.8 million of proceeds from the sale of Export Water.  The Company did not make any CAA acquisitions during the three months ended November 30, 2014 or 2013.

As a result of the acquisitions, the relinquishment, and due to the sale of Export Water, as detailed in the table below, the remaining potential third party obligation at November 30, 2014, is approximately $1 million:

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third Party Obligation	Paticipating Interests Liability	Contingency
Original balances	$–	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2014:
Acquisitions	–	28,077,500	(28,077,500)	(9,790,000)	(18,287,500)
Relinquishment		2,386,400	(2,386,400)	(832,100)	(1,554,300)
Option payments - Sky Ranch
and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees *	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	360,900	(262,200)	(98,700)	(34,300)	(64,400)
Balance at August 31, 2014	1,004,300	30,004,800	1,017,100	354,600	662,500
Fiscal 2015 activity:
Export Water sale payments	154,500	(136,100)	(18,400)	(6,400)	(12,000)
Balance at November 30, 2014	$1,158,800	$29,868,700	$998,700	$348,200	$650,500
 * The Arapahoe County tap fees are less $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive approximately $6 million of the first priority payout (the remaining entire first priority payout totals approximately $6.8 million as of November 30, 2014).

Arkansas River Agreement Obligations

The $1.7 million TPF liability at November 30, 2014, represents the estimated discounted fair value of the Company’s obligation to pay HP A&M 20% of the Company’s gross proceeds, or the equivalent thereof, from the sale of the next 383 water taps sold by the Company.

Initially the obligation was to pay 10% of the Company’s gross proceeds, or the equivalent thereof, from the sale of 40,000 water taps sold after the date of the Arkansas River Agreement. The 40,000 water taps were reduced to 383 water taps as a result of (i) sales of Arkansas River Valley land in 2006 and 2009, (ii) the sale of unutilized water rights owned by the Company in the Arkansas River Valley in 2007, (iii) the election made by HP A&M, effective September 1, 2011, pursuant to the Arkansas River Agreement, to increase the TPF percentage from 10% to 20%, and to take a corresponding 50% reduction in the number of taps subject to the TPF, (iv) the allocation of 26.9% of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expenses for managing the leases and a reasonable overhead allocation) received by HP A&M from management of the farm leasing operations from September 1, 2011 to August 3, 2012 prior to termination of the Property Management Agreement, and (v) the reduction of 19,044 taps as the result of foreclosures on certain farms pursuant to the remedies outlined in the Arkansas River Agreement (2,233 in fiscal 2013, 15,010 in fiscal 2014, and 1,801 to date in fiscal 2015).

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014

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

Utilizing this historical information, the Company projected an estimated new home development pattern in its targeted service area sufficient to cover the sale of the water taps subject to the TPF at the date of the revaluation, November 30, 2014. The Company revalued the TPF payable as of November 30, 2014 and August 31, 2014 due to the reduction of taps subject to the TPF as a result of the exercise of remedies under the Arkansas River Agreement. The estimated proceeds generated from the sale of those water taps resulted in estimated payments to HP A&M over the life of the projected development period of $2 million, which is a decrease of $100.7 million from the previous valuation completed at August 31, 2013 ($102.7 million). The estimated payments to HP A&M are then discounted to the current valuation date and the difference between the amount reflected on the Company’s balance sheet at the valuation date and the total estimated payments is imputed as interest expense over the estimated development time using the effective interest method. The implied interest rate for the most recent valuation was 3.4%.

Actual new home development in the Company’s service area and actual future tap fees inevitably will vary significantly from the Company’s estimates, which could have a material impact on the Company’s consolidated financial statements. An important component in the Company’s estimate of the value of the TPF, which is based on historical trends, is that the Company reasonably expects water tap fees to continue to increase in the coming years. Tap fees are market based and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees thus are partially indicative of the increasing value of the Company’s water assets. The Company continues to assess the value of the TPF liability and updates its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the TPF. Through November 30, 2014, $27.5 million of interest has been imputed since the acquisition date, recorded using the effective interest method.

The Company’s agreement with HP A&M provides for a reduction of the number of water taps subject to the TPF payable to HP A&M in the event the farms or water rights are subject to foreclosure proceedings or other risks of loss. During fiscal year 2013, four of the farms and one FLLC certificate representing water rights only, collectively including 1,216 FLCC shares, were foreclosed resulting in a reduction of the number of taps subject to the TPF by 2,233 taps (approximately $11.7 million of TPF). During fiscal year 2014, an additional 31 farms and two FLCC certificate representing water rights only, collectively including 8,174 FLCC shares, were foreclosed resulting in a reduction of the number of taps subject to the TPF by an additional 15,010 taps (approximately $53.3 million of the TPF), leaving 2,184 taps (approximately $7.9 million of TPF), subject to the TPF. During the fiscal quarter ended November 30, 2014, an additional two farms and 981 FLCC shares were foreclosed resulting in a reduction of the number of taps subject to the TPF by an additional 1,801 taps (approximately $6.2 million of the TPF), leaving 383 taps (approximately $1.7 million of TPF), subject to the TPF. The Company recorded the decreases in the TPF payable as an equity transaction due to the related party nature of the original transaction.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014

Promissory Notes Payable – Approximately 60 of the 80 properties the Company originally acquired from HP A&M were subject to outstanding promissory notes payable to third parties that were secured by deeds of trust on the Company’s properties and water rights, as well as mineral interests. HP A&M has now defaulted on all of the promissory notes and informed the Company that it does not intend to pay any of the amounts owed. HP A&M owed approximately $9.6 million of principal and accrued interest as of September 1, 2012. These promissory notes were secured by approximately 14,000 acres of land and 16,882 FLCC shares representing water rights owned by the Company.

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

To protect its land and water interests, during the fiscal years ended August 31, 2014 and 2013, the Company purchased approximately $9.4 million of the $9.6 million notes payable by HP A&M. The remaining note was purchased by an entity controlled by the majority owner of HP A&M. HP A&M continues to be liable for making the required payments on the notes, and the Company is pursuing remedies to recover the costs and expenses, including attorneys’ fees, incurred by the Company in protecting the rights and title to the land and water rights securing the notes payable by HP A&M, including the costs incurred in purchasing the notes defaulted on by HP A&M.

During the three months ended November 30, 2014, the Company borrowed $4,450,000 from the First National Bank of Las Animas. Proceeds from the loan were used to consolidate mortgage debt and for working capital. The note has a 20-year term commencing October 27, 2014, requires semi-annual payments, and carries a 5.27% per annum rate for the first five years. The note is secured by a total of 3,596.8 acres, 3,282 FLCC shares, and an assignment of two HP A&M notes and deeds of trust with balances due of approximately $843,400, which are secured by 1,087.4 FLCC shares.  After the first five years the interest rate on the note is subject to change (no more often than annually) based on the changes in the First National Bank of Las Animas Ag/Real Estate Rate. The Company may pay the note in full at any time without penalty.

The amount owed on the outstanding notes was approximately $5.8 million, including accrued interest of $60,800 and approximately $5 million, including accrued interest of $80,800 at November 30, 2014 and August 31, 2014, respectively.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014

Future Maturities

Mortgage notes payable, mainly bear interest at 5%, 5 year term; one note in amount of $4.45 million had 20 year term	5,854,800
Less: current portion	(848,300)
Total long-term mortgage payable	$5,006,500

Future Maturities
2016	511,200
2017	624,500
2018	188,300
2019	157,100
2020	169,800
Post 2020	3,355,600
Total	$5,006,500

Operating Lease

Effective January 2015, the Company entered into an operating lease for approximately 2,500 square feet of office space. The lease has a one-year term with payments of $3,000 per month.

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

The following table summarizes the stock option activity for the 2004 Equity Plan for the three months ended November 30, 2014:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Oustanding at beginning of period	315,000	$5.76
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at November 30, 2014	315,000	$5.14	6.49	$42,575

Options exercisable at November 30, 2014	215,833	$4.94	5.40	$74,315

The following table summarizes the activity and value of non-vested options under the 2004 Equity Plan as of and for the three months ended November 30, 2014:

	Number of Options	Weighted- Average Grant Date Fair Value
Non-vested options oustanding at beginning of period	99,167	$4.85
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested options outstanding at November 30, 2014	99,167	$4.85

All non-vested options are expected to vest. The total fair value of options vested was nil for each of the three months ended November 30, 2014 and November 30, 2013.

Stock-based compensation expense was $68,800 and $54,800 for the three months ended November 30, 2014 and 2013, respectively.

At November 30, 2014, the Company had unrecognized expenses relating to non-vested options that are expected to vest totaling $348,900 which have a weighted average life of less than three years. The Company has not recorded any excess tax benefits to additional paid-in capital.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014

NOTE 6 – RELATED PARTY TRANSACTIONS

On December 16, 2009, the Company entered into a Participation Agreement with the District, whereby the Company agreed to provide funding to the District in connection with the District’s membership in the South Metro Water Supply Authority (“SMWSA”). The Company provided $600 and $55,000 of funding to the District pursuant to the Participation Agreement during the three months ended November 30, 2014 and 2013, respectively. These amounts were expensed as general and administrative expenses at the time of funding.  On November 10, 2014, the Company entered into a WISE Financing Agreement with the District, whereby the Company agreed to fund the District’s cost of participating in a regional water supply project known as the WISE partnership (“WISE”).  Pursuant to the WISE Financing Agreement, the Company made payments of $535,200 during the three months ended November 30, 2014, to purchase certain rights to use existing water transmission and related infrastructure acquired by the WISE. The Company estimates that it will be required to invest approximately $1.2 million per year over the next five years for additional payments for the water transmission line and additional facilities, water and related assets for WISE.

In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at November 30, 2014) and matured on December 31, 2013. The Company extended the maturity date of the loan to December 31, 2015. The $596,000 balance of the note receivable at November 30, 2014, includes borrowings of $254,300 and accrued interest of $341,700. Beginning January 2014 the District and the Company entered into a funding agreement which allows the Company to continue to provide funding to the District for day-to-day operations and accrue the funding into a note which bears interest at a rate of 8% and shall remain in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect.

NOTE 7 – SIGNIFICANT CUSTOMERS

The Company sells wholesale water and wastewater services to the District pursuant to the Rangeview Water Agreements (defined in Note 4 – Water and Land Assets to the 2014 Annual Report). Sales to the District accounted for 9% and 11% of the Company’s total water and wastewater revenues for the three months ended November 30, 2014 and 2013, respectively. The District has one significant customer. Pursuant to the Rangeview Water Agreements the Company is providing water and wastewater services to this customer on behalf of the District. The District’s significant customer accounted for 7% and 9% of the Company’s total water and wastewater revenues for the three months ended November 30, 2014 and 2013, respectively.

Revenues related to the provision of water for the oil and gas industry to one customer accounted for 88% and 87% of the Company’s water and wastewater revenues for the three months ended November 30, 2014 and 2013, respectively.

The Company had accounts receivable from the District which accounted for 6% and 5% of the Company’s trade receivables balances at November 30, 2014 and August 31, 2014, respectively. Accounts receivable from the District’s largest customer accounted for 6% and 4% of the Company’s trade receivables as of November 30, 2014 and August 31, 2014, respectively. Accounts receivable from industrial water sales accounted for 28% and 75% of the Company’s trade receivable balances at November 30, 2014 and August 31, 2014.

NOTE 8 – ACCRUED LIABILITIES

At November 30, 2014, the Company had accrued liabilities of $197,300, of which $139,800 was for estimated property taxes, $2,000 was for farm lease prepayments, and $55,500 related to operating payables.

At August 31, 2014, the Company had accrued liabilities of $257,900, of which $99,700 was for estimated property taxes, $59,500 was for professional fees, $22,400 was for farm lease prepayments, and the remaining $76,300 related to operating payables.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014

On September 29, 2014, the Company entered into a Settlement Agreement and Release with HP A&M (“Settlement Agreement”). The Settlement Agreement settles the lawsuit filed by HP A&M against the Company in the District Court, City and County of Denver, Colorado on February 27, 2012, alleging breaches of representations and warranties made in connection with the Arkansas River Agreement. Pursuant to the Settlement Agreement and a joint stipulated motion to dismiss filed with the court following execution of the Settlement Agreement, HP A&M released all claims asserted against the Company in its 2012 lawsuit, and the lawsuit was dismissed with prejudice.

The Company filed a lawsuit against HP A&M in the District Court, City and County of Denver, State of Colorado on April 4, 2014, alleging HP A&M breached the Arkansas River Agreement, Seller Pledge Agreement and Property Management Agreement, among other ways, by failing to (i) pay, perform and discharge its obligations when due or otherwise pursuant to the Excluded Indebtedness, (ii) cure defaults under the Notes and Deeds of Trust applicable to the Excluded Indebtedness, and (iii) use Net Revenue, pursuant to the Property Management Agreement, to pay Excluded Indebtedness. As a result of these breaches, the Company is claiming damages to be proven at trial, which are estimated as of the date of the lawsuit to be not less than $8 million. HP A&M filed its answer on May 30, 2014, asserting affirmative defenses and counterclaims, including, among others, breach of contract and breach of an implied covenant of good faith and fair dealing and requesting damages in an amount to be proven at trial. This lawsuit involves complex legal issues and uncertainties, and the Company has not recorded accruals for losses related to the lawsuit because losses are not probable or reasonably estimable and reasonably possible losses could not be estimated as of November 30, 2014.

During the three months ended November 30, 2014 and the fiscal years ended August 31, 2014 and 2013, foreclosure proceedings were commenced against 40 of the properties acquired by the Company from HP A&M that are subject to promissory notes defaulted upon by HP A&M and secured by deeds of trust on the Company’s land and water rights. The proceedings were filed on various dates from January 9, 2013 through March 12, 2014, with the Public Trustees of Bent, Otero and Prowers Counties in Colorado and involve claims against HP A&M for its failure to pay the notes. In addition one proceeding was commenced in 2013 and a second proceeding was commenced on May 5, 2014, pursuant to the Colorado Uniform Commercial Code, in each case to foreclose on one FLCC certificate representing water rights only. As of the date of this filing, PCY Holdings, LLC (“PCY Holdings”), the Company’s wholly owned subsidiary has been the successful bidder in foreclosure sales of 38 of the properties and water rights acquired by the Company from HP A&M. The Company terminated one foreclosure proceeding by curing HP A&M’s default. One of the Company’s properties remains subject to foreclosure proceedings. This property represents less than 3% of the Company’s FLLC shares and approximately 2% of the Company’s Arkansas River land acquired from HP A&M.

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

On January 3, 2014 HP A&M filed a notice of appeal of the judgment with the Colorado Court of Appeals. If HP A&M wins on appeal, the Company could lose these four properties, subject to its remedies under the Arkansas River Agreement. The Company intends to vigorously defend any appeal of this ruling and to pursue the remedies against HP A&M for the defaults. The timing and outcome of the appeal is uncertain, and the Company has not recorded accruals for losses related to the appeal because losses are not probable or reasonably estimable and reasonably possible losses could not be estimated at this time.

NOTE 10 – SEGMENT INFORMATION

The Company operates primarily in two lines of business: (i) the wholesale water and wastewater business; and (ii) the agricultural farming business. The Company provides wholesale water and wastewater services to customers using water rights owned by the Company and develops infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater. The Company’s agricultural business consists of the Company leasing its Arkansas River Valley land and water to area farmers under cash leases or in certain cases crop share leases. The following tables show information by operating segment for the three months ended November 30, 2014 and 2013:

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2014

Three Months Ended November 30, 2014

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total

Revenues	$503,500	$263,800	$66,500	$833,800
Gross profit	316,900	237,300	56,400	610,600
Depreciation	78,900	-	-	78,900
Other significant noncash items:
Stock-based compensation	-	-	68,800	68,800
TPF interest expense	23,800	-	-	23,800
Segment assets	98,358,500	7,561,200	2,152,300	108,072,000
Expenditures for segment assets	1,151,400	2,900	-	1,154,300

Three Months ended November 30, 2013

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total

Revenues	$344,300	$220,300	$13,900	$578,500
Gross profit	185,500	199,600	13,000	398,100
Depletion and depreciation	48,500	-	-	48,500
Other significant noncash items:
Stock-based compensation	-	-	54,800	54,800
TPF interest expense	657,200	-	-	657,200
Segment assets	94,272,800	6,670,600	7,345,500	108,288,900
Expenditures for segment assets	397,300	-	-	397,300

NOTE 11 – SUBSEQUENT EVENT

Subsequent to the Company’s quarter year-end, the Company consented to the waiver of all contingencies set forth in the Amended and Restated WISE Partnership – Water Delivery Agreement, dated December 31, 2013 (the “WISE Partnership Agreement”), among the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”), the City of Aurora acting by and through its Utility Enterprise (“Aurora Water”), and the South Metro WISE Authority (“SMWA”).  The SMWA was formed by the District and nine other governmental or quasi-governmental water providers pursuant to the South Metro WISE Authority Formation and Organizational Intergovernmental Agreement, dated December 31, 2013 (the “SM IGA”), to enable the members of SMWA to participate in the regional water supply project known as the WISE created by the WISE Partnership Agreement.  The SM IGA specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. The WISE Partnership Agreement provides for the purchase of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the ten members of the SMWA, Denver Water and Aurora Water. Certain infrastructure has been constructed and other infrastructure will be constructed over the next several years.

By consenting to the waiver of the contingencies set forth in the WISE Partnership Agreement, pursuant to the terms of the Rangeview/Pure Cycle WISE Project Financing Agreement (the “WISE Financing Agreement”) between the Company and the District, the Company has an agreement to fund the District’s participation in WISE effective as of December 22, 2014. The Company’s cost of funding the District’s purchase of its share of existing infrastructure and future infrastructure for WISE is projected to be approximately $7 million over the next 5 years, which includes funding of approximately $1.2 million annually over the next 5 years and funding of the District’s obligations to repay approximately $1.4 million borrowed by the District from certain SMWA members to finance the purchase of infrastructure for WISE pursuant to an agreement dated November 19, 2014 (the “Rangeview Funding Agreement”).
The $1.4 million is repayable in equal annual installments over the next three years and accrues interest at the rate of 3%.

See the Company's Current Report on Form 8-K filed with the SEC on December 30, 2014 for additional information.

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

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition and should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the financial statements and the notes thereto contained in our 2014 Annual Report on Form 10-K (the “2014 Annual Report”).

The following section focuses on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:

●	Revenue generated from our water and wastewater services and farming operations;
●	Expenses associated with developing our water and land assets; and
●	Cash available to continue development of our water rights and service agreements.

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

We currently provide wholesale water and wastewater service predominately to two local governmental entity customers. Our largest wholesale domestic customer is the Rangeview Metropolitan District (the “District”). We provide service to the District and its end-use customers pursuant to the Rangeview Water Agreements between us and the District for the provision of wholesale water service to the District for use in the District’s service area. Through the District, we serve 258 Single Family Equivalent (“SFE”) (as defined below) water connections and 157 SFE wastewater connections located in southeastern metropolitan Denver. One SFE is a customer – whether residential, commercial or industrial – that imparts a demand on our water or wastewater systems similar to the demand of a family of four persons living in a single family house on a standard sized lot. One SFE is assumed to have a water demand of approximately 0.4 acre feet per year and to contribute wastewater flows of approximately 300 gallons per day. In the past two years, we have been providing an increasing amount of water to industrial customers in our service area and adjacent to our service areas to the oil and gas industry for the purpose of hydraulic fracturing. Oil and gas operators have leased more than 135,000 acres within and adjacent to our service areas for the purpose of exploring oil and gas interests in the Niobrara and other formations and this activity has led to increased water demands.

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

Agricultural Operations and Leasing

Based on total acreage, approximately 85% of our farm operations are managed through cash lease arrangements with local area farmers whereby we charge a fixed fee to lease our land and the water for agricultural purposes to tenant farmers. Based on total acreage, approximately 15% of our farm operations are managed through crop share leases, pursuant to which we and the tenant farmer jointly share in the gross revenues generated from the crops grown under a 75% farmer, 25% landlord participation. The majority of crops grown on our farms are alfalfa, with a number of acres also planted in corn, sorghum, and wheat. We will continue to review and evaluate ways to enhance the performance of our approximately 14,600 acres of farm land through relationships with area farmers.

We also own 931 acres of land along the I-70 corridor east of Denver, Colorado. We are currently leasing this land to an area farmer until such time as the property can be developed.

These land interests are described in the Arkansas River Water and Land and Sky Ranch sections of Note 4 - Water and Land Assets in Part II, Item 8 of the 2014 Annual Report.

Results of Operations

Executive Summary

The results of our operations for the three months ended November 30, 2014 and 2013 are as follows:

	November 30, 2014	November 30, 2013	$ Change	% Change
Millions of gallons of water delivered	46.5	34.6	11.9	34%
Metered water usage revenues	$491,800	$321,600	$170,200	53%
Operating costs to deliver water	$136,800	$102,500	$34,300	33%
(excluding depreciation and depletion)
Water delivery gross margin %	72%	68%

Wastewater treatment revenues	$11,700	$9,800	$1,900	19%
Operating costs to treat wastewater	$6,400	$10,450	$(4,050)	-39%
Wastewater treatment gross margin %	45%	-7%

Tap and specialty facility revenues	$14,000	$14,000	$-	0%

Farm operations revenues	$263,800	$220,300	$43,500	20%
Farm operating costs	$26,500	$20,700	$5,800	28%
Farm operations gross margin %	90%	91%
General and administrative expenses	$647,500	$619,900	$27,600	4%
Net income (loss)	$10,300	$(846,500)	$856,800	101%

Changes in Revenues

Metered Water Usage Revenues – Our water service charges include a fixed monthly fee and a fee based on actual amounts of water used, which is based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established based on the average rates and charges of three surrounding water providers.

Water deliveries increased 34% and water revenues increased 53% during the three months ended November 30, 2014, compared to the three months ended November 30, 2013. Both deliveries and sales increased primarily as a result of the addition of water sales to the oil and gas industry, which was used primarily to frack wells drilled in the Niobrara formation. Our revenue increased by a greater margin then our deliveries due to meter rates for fracking water compared to rates received from customers that have acquired taps. The following table details the sources of our sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for the three months ended November 30, 2014 and November 30, 2013.

Table 2 - Water Revenue Summary
	Three months ending November 30,
	2014			2013
Customer Type	Sales	kgal	Average per kgal	Sales	kgal	Average per kgal
On Site - Commercial	$31,600	3,620.6	$8.73	$26,900	4,977.4	$5.40
Export-Commercial	8,600	574.1	14.98	4,400	401.8	10.95
Fracking	451,600	42,286.5	10.68	290,300	29,218.6	9.94
	$491,800	46,481.2	$10.58	$321,600	34,597.8	$9.30

The gross margins on delivering water increased to 72% during the three months ended November 30, 2014 from 68% during the three months ended November 30, 2013. The increases were primarily due to the increased volume of water sold and selling water at higher tiered rates.

Wastewater Treatment Revenues – Our wastewater customer is charged based on the amount of wastewater treated.

Wastewater fees increased 19% during the three months ended November 30, 2014, compared to the three months ended November 30, 2013. This increase was primarily the result of increased demand from our only wastewater customer. Our operating costs decreased due to the reclassification of expenses related to the District during 2014, which we had historically recorded under general and administrative expenses. Beginning in 2014 we have a new funding agreement with the District, under which we accrue all funding provided to the District into a note.

Tap and Special Facility Revenues – In August 2005, we entered into the Water Service Agreement (the “County Agreement”) with Arapahoe County (the “County”). In fiscal 2006, we began recognizing water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2014 Annual Report) constructed to provide service to the County. We recognized $3,600 of water tap fee revenues during each of the three months ended November 30, 2014 and 2013, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the “CAA” which is described in Note 4 – Long-Term Obligations and Operating Lease to the accompanying consolidated financial statements.

We recognized $10,400 of “Special Facilities” (defined in the 2014 Annual Report) funding as revenue during each of the three months ended November 30, 2014 and November 30, 2013, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to the County Agreement as more fully described in Note 2 – Summary of Significant Accounting Policies to Part II, Item 8 of the 2014 Annual Report.

At November 30, 2014, we have deferred recognition of $1.2 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

On December 31, 2013, the District increased its water tap fees from $22,500 per SFE to $24,620 per SFE. Wastewater tap fees increased from $4,883 per SFE to $4,988 per SFE. We did not sell any water or wastewater taps during the  three months ended November 30, 2014 or 2013.

Farm Operations Revenues – Our farming operations include revenues from leases on the farms we own in the Arkansas River Valley.

Lease income from our farming operations increased by 20% during the three months ended November 30, 2014 compared to the three months ended November 30, 2013, respectively. The increase in lease income during the three months ended November 30, 2014 compared to the three months ended November 30, 2013 resulted from a discount provided under the leases for three months ended November 30, 2013, due to a drought, which we did not have to provide during the three months ended November 30, 2014.

The following chart details our farm revenue by lease type, acres, and the average revenue per acre for the three months ended November 30, 2014 and 2013.

Table 3 - Farm Summary
	Three Months Ended November 30, 2014			Three Months Ended November 30, 2013
Lease Type	Sales	Acres	Average per Acre	Sales	Acres	Average per Acre
Arkansas Cash	$231,500	9,589	$24.14	$193,200	10,637	$18.16
Arkansas Pasture	2,500	1,131	2.21	3,400	1,320	2.58
Arkansas Water shares	19,400	N/A	N/A	24,500	N/A	N/A
Arkansas Crop Share	10,400	1,896	5.49	(800)	1,370	(0.58)
Arkansas Held for Sale	N/A	*	N/A	-	1,331	-
Arkansas Not Farmed	-	1,988	-	-	2,095	-
Sky Ranch	-	931	-	-	931	-
	$263,800	15,535	$16.98	$220,300	17,684	$12.46
(*) We anticipate selling approximately 640 acres.

General and Administrative Expenses

Significant balances classified as general and administrative (“G&A”) expenses for the three months ended November 30, 2014 and 2013, respectively were:

Table 4 - Signficant Balances in G&A
	Three months ended:
	11/30/2014	11/30/2013	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$201,600	$175,900	$25,700	15%
Excluding share-based compensation	$132,800	$121,100	$11,700	10%
FLCC water assessment fees	$74,600	$72,500	$2,100	3%
Professional fees	$224,300	$205,100	$19,200	9%
Fees paid to directors (including insurance)	$16,200	$16,300	$(100)	-1%
Public entity related expenses	$23,300	$16,800	$6,500	39%
Property taxes	$40,200	$35,000	$5,200	15%

Salary and salary related expenses – Salary and salary related expenses including share-based compensation increased 15% for the three months ended November 30, 2014 as compared to the three months ended November 30, 2013. The increase was mostly the result of compensation paid to two additional employees during the three months ended November 30, 2014. The increase was also due to the recognition of option expense on the grant of stock options to our non-employee directors, which was higher in 2014 due to the increase in stock price on the date of the option grants compared to 2013. The salary and salary related expenses noted above include $68,800 and $54,800 of share-based compensation expenses during the three months ended November 30, 2014 and 2013, respectively.

FLCC water assessment fees – Water assessment fees, which are mainly paid to the Fort Lyon Canal Company (“FLCC”), are the fees we pay for our share of the maintenance of the Fort Lyon Canal. The fees are approved by the shareholders of the FLCC. As of November 30, 2014, we hold approximately 18,418 (20%) of the voting shares of the FLCC. Assessments per share from the FLCC were $15, and $16 for the calendar years 2013 and 2014, respectively. Fees increased 3% during the three months ended November 30, 2014, as compared to the three months ended November 30, 2013, due to the increased assessment rate charged by the FLCC. This increase was offset by the fact that we owned less FLCC shares in 2014.

Professional fees (mainly accounting and legal) – Legal and accounting fees increased 9% during the three months ended November 30, 2014 as compared to the three months ended November 30, 2013. The increase was due to increased legal fees related to litigation of approximately $15,000 for the three months ended November 30, 2014 compared to the three months ended November 30, 2013.

Fees paid to directors (including insurance) – Director’s fees, including D&O insurance, decreased 1% for the three months ended November 30, 2014, as compared to the three months ended November 30, 2013. These fees vary due to timing of expenditures, but generally are expected to remain consistent year over year. Effective January 2014, the Company began expensing director’s fees on a monthly basis rather than in an annual lump sum as had been done in the past, which should reduce quarter to quarter variations.

Public entity expenses – Costs associated with corporate governance and costs associated with being a publicly traded entity increased 39% for the three months ended November 30, 2014 as compared to the three months ended November 30, 2013. The fluctuations are due to the timing of filings, billings for services, and the changes in filing fees and compliance costs for filing with the Securities and Exchange Commission (the “SEC”).

Property taxes – We accrue property taxes associated with our farm land and our Sky Ranch property. The expected annual property taxes for calendar year 2014 (payable in 2015) are approximately $153,700. As a result of higher assessment valuations and increased tax rates on our farm properties, property tax expense increased 15% during the three months ended November 30, 2014, as compared to the three months ended November 30, 2013.

Other Income and Expense Items

Table 5 - Other Items
	Three Months Ended:
	30-Nov-14	30-Nov-13	$ Change	% Change
Other income items:
Oil and gas lease income	$161,400	$106,800	$54,600	51%
Interest income	$3,200	$3,000	$200	7%

Other expense items:
Imputed interest	$23,800	$657,200	$(633,400)	-96%
Interest expense	$64,500	$64,100	$400	1%

The oil and gas lease income amounts represent a portion of the up-front payments we received on March 10, 2011, upon the signing of the Paid-Up Oil and Gas Lease (the “O&G Lease”) and Surface Use and Damage Agreement (the “Surface Use Agreement”). During fiscal 2011, we received payments of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property. The income received was recognized in income ratably over the initial three year term of the O&G Lease, which began on March 10, 2011. During February 2014 we received an additional payment of $1,243,400 to extend the initial term of the O&G Lease by an additional two years through February 2016. The income received for the extension is being recognized in income over the two year extension term of the O&G Lease.

Interest income represents interest earned on the temporary investment of capital in available-for-sale securities, finance charges, and interest accrued on the note receivable from the District. The increase was primarily related to the receipt of interest on a certificate of deposit account that was opened during the three months ended August 31, 2014.

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

Interest expense is related to the interest accrued on the $5.9 million in promissory notes issued and outstanding to acquire the HP A&M debt. We began acquiring these notes during the three months ended November 30, 2012 and continued acquiring promissory notes through May 2014.

Liquidity, Capital Resources and Financial Position

At November 30, 2014, our working capital, defined as current assets less current liabilities, was $932,100, which included $1.9 million in cash and cash equivalents. As of the date of the filing of this Quarterly Report on Form 10-Q, we have an effective shelf registration statement pursuant to which we may elect to sell up to another $15 million of stock at any time and from time to time. We believe that as of the date of the filing of this Quarterly Report on Form 10-Q and as of November 30, 2014, we have sufficient working capital to fund our operations for the next fiscal year.

Promissory Note Payable – During the three months ended November 30, 2014, we borrowed $4,450,000 from First National Bank of Las Animas. Proceeds from the loan were used to consolidate a number of the notes we had issued to purchase the defaulted notes payable by High Plains A&M and for working capital. The note has a 20-year term commencing October 27, 2014, requires semi-annual payments, and carries a 5.27% per annum rate for the first five years. The note is secured by a total of 3,596.8 acres, 3,282 FLCC shares, and an assignment of two HP A&M notes and deeds of trust with balances due of approximately $843,400, which are secured by 1,087.4 FLCC shares. After the first five years the interest rate is subject to change (no more than annually) based on the changes in the First National Bank of Las Animas Ag/Real Estate Rate.  We may pay the note in full at any time without penalty.

System Expansion – During the three months ended November 30, 2014, we spent approximately $540,000 to install pumping equipment, piping, and other infrastructure at our Sky Ranch water system. Additionally we invested approximately $535,000 in the Water Infrastructure Supply Efficiency partnership (“WISE”), as further discussed below, for the acquisition of an existing pipeline.

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

ECCV Capacity Operating System – Pursuant to a 1982 contractual right, the District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than ten miles of buried water pipeline located on the Lowry Range. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as the District’s service provider and the Export Water Contractor (as defined in the 2014 Amended and Restated Lease Agreement among us, the District and the Land Board), we entered into an agreement to operate and maintain the ECCV facilities allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat monthly fee of $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers.

The Tap Participation Fee - The $1.7 million TPF liability at November 30, 2014, represents the estimated fair value of our obligation to pay HP A&M 20% of our gross proceeds, or the equivalent thereof, from the sale of the next 383 water taps we sell. To date we have imputed $27.5 million of interest since 2006 when we acquired our farm assets, recorded using the effective interest method. We did not sell any taps during the three months ended November 30, 2014 or 2013.

Payment of the TPF may be accelerated in the event of a merger, reorganization, sale of substantially all assets, or similar transactions and in the event of bankruptcy and insolvency events. Through November 2014 foreclosure sales were completed on 37 of our farms and three FLCC certificates representing water rights only, and we withdrew one farm from foreclosure. Our agreement with HP A&M allows us to reduce the TPF in the event any of our farms or water rights are foreclosed upon. Foreclosures as of November 30, 2014 have resulted in a reduction of 19,044 taps. As of November 30, 2014, there were 383 taps remaining subject to the TPF. As a result of the foreclosures and the reduction in taps remaining subject to the TPF, the TPF was revalued as of November 30, 2014 and August 31, 2014.

South Metropolitan Water Supply Authority / WISE – The South Metropolitan Water Supply Authority (“SMWSA”) is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members. SMWSA members include 14 Denver area water providers in Arapahoe and Douglas Counties. The District became a member of SMWSA in 2009 in an effort to participate with other area water providers in developing regional water supplies along the Front Range. We entered into a Participation Agreement with the District on December 16, 2009, whereby we agreed to provide funding to the District in connection with its membership in the SMWSA.  During the three months ended November 30, 2014, and 2013, we provided $600 and $55,000, respectively, of funding to the District pursuant to this Participation Agreement. For over three years, the SMWSA members have been working with Denver Water and Aurora Water on a cooperative water project known as the WISE, which seeks to develop regional infrastructure which would interconnect members’ water transmission systems to be able to develop additional water supplies from the South Platte River in conjunction with Denver Water and Aurora Water. In July of 2013, the District together with nine other SMWSA members formed the South Metro WISE Authority (“SMWA”) pursuant to the South Metro WISE Authority Formation and Organizational Intergovernmental Agreement (the “SM IGA”) to enable its members to participle in WISE.  The SM IGA specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. On December 31, 2013, SMWA, Denver Water and the Aurora Water entered into the Amended and Restated WISE Partnership – Water Delivery Agreement (the “WISE Partnership Agreement”), which provides for the purchase of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities to deliver water to and among the ten members of the SMWA, Denver Water and Aurora. We have entered into the Rangeview/Cycle WISE Project Financing Agreement with the District (the “WISE Financing Agreement”) which obligates us to fund the District’s cost of participating in WISE.  During the three months ended November 30, 2014, we made payments of $535,200 to purchase certain rights to use existing water transmission and related infrastructure acquired by WISE. We anticipate we will be investing approximately $1.2 million per year for the next five years to fund the District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE. In exchange for funding the District’s obligations in WISE, we will have the sole right to use and reuse the District’s 7% share of the WISE water and infrastructure to provide water service to the District’s customers and to receive the revenue from such service.  Upon completion in 2021, we expect to be entitled to approximately 3 million gallons per day of transmission pipeline capacity and 500 acre feet per year of water.

Summary Cash Flows Table

Table 4 - Summary Cash Flows Table
	Three Months Ended
	November 30, 2014	November 30, 2013	$ Change	% Change
Cash (used) provided by:
Operating acitivites	$(277,800)	$(120,900)	$(156,900)	130%
Investing activities	$(454,400)	$(399,600)	$(54,800)	14%
Financing activities	$910,200	$(447,000)	$1,357,200	304%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services and leases on our farms, costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.

Cash used in operations in the three months ended November 30, 2014, increased by $156,900 compared to the three months ended November 30, 2013, which was due mainly to the payment of accounts payable, which was partially offset by receipts from accounts receivable and decreases in operating losses.

We will continue to provide wholesale domestic and industrial water and wastewater services to customers in our service area and leasing our farms to local area farmers.

Changes in Investing Activities – Investing activities in the three months ended November 30, 2014, consisted of the investment in our water system of $1,154,200 and the receipt of $699,800 from the sale of 299 acres of land along with 239 FLCC shares. Investing activities in the three months ended November 30, 2013 consisted primarily of the investment in our water system and purchase of assets of $399,600.

Changes in Financing Activities – Financing activities in the three months ended November 30, 2014 consisted of the receipt of borrowings on promissory notes of $2,311,600, payments on the promissory notes of $1,395,000 and payments to contingent liability holders of $6,400. Financing activities in the three months ended November 30, 2013 consisted of payments on the promissory notes of $445,300 and payments to contingent liability holders of $1,700.

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

Revenue Recognition

Our revenues consist mainly of monthly service fees, tap fees, construction fees, and beginning in fiscal 2013, farm operations. Additionally, we receive other income from oil and gas leases on our properties.

Monthly metered water usage fees and monthly wastewater treatment fees are recognized in income each month as earned.

As further described in Note 1 – Presentation of Interim Information to the accompanying financial statements, proceeds from tap sales and construction fees are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. We recognize tap fees derived from agreements for which we construct infrastructure owned by others as revenue, along with the associated costs of construction, pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the three months ended November 30, 2014 or 2013.

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

Pursuant to the O&G Lease, during each of the years ended August 31, 2011 and 2014, we received up-front payments of $1,243,400 from for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate we own at our Sky Ranch property. We are recognizing the up-front payments from the O&G Lease as income on a straight-line basis over three years (the initial term of the O&G Lease) and over two years (the extended term of the O&G Lease). During the fiscal year ended August 31, 2014, we received an up-front payment of $72,000 for the purpose of exploring for, developing, producing and marketing oil and gas on 40 acres of mineral estate we own adjacent to the Lowry Range (the “Rangeview Lease”). We recognized $161,400 and $106,800 during the three months ended November 30, 2014 and 2013, respectively, of lease income related to the up-front payments related to the O&G Lease and the Rangeview Lease.

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

Our water assets will be utilized in the provision of water services which inevitably will encompass many housing and economic cycles. Our service capacities are quantitatively estimated based on an average single family home utilizing .2 acre feet of water per year. Average water deliveries are approximately .4 acre feet; however, approximately 50% or .2 acre feet are returned and available for reuse. Our water supplies are legally decreed to us through the water court. The water court decree allocates a specific amount of water (subject to continued beneficial use) which historically has not changed. Thus, individual housing and economic cycles typically do not have an impact on the number of connections we can serve with our supplies or the amount of water legally decreed to us relating to these supplies.

We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. See further discussion regarding our land and water rights assets held for sale in Note 4 – Water and Land Assets to Part II, Item 8 of our 2014 Annual Report.

Our Front Range and Arkansas River Water Rights – We determine the undiscounted cash flows for our Denver based assets and the Arkansas River assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs, inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2014, and determined there were no material changes and that our Denver based assets and our Arkansas River assets are not impaired and their costs are deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g. Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. Our combined Rangeview Water Supply, Sky Ranch water and Arkansas River water assets which have a carrying value of $91.9 million as of August 31, 2014. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $24,620 and estimated gross margins, we estimate that we would need to add 7,600 new water connections (requiring 5.7% of our portfolio) to generate net revenues sufficient to recover the costs of our Rangeview Water Supply and Arkansas River water assets. If tap fees increase 5%, we would need to add 7,200 new water taps (requiring 5.4% of our portfolio) to recover the costs of our Rangeview Water Supply and Arkansas River water assets. If tap fees decrease 5%, we would need to add 8,000 new water taps (requiring 5.9% of our portfolio) to recover the costs of our Rangeview Water Supply and Arkansas River water assets.

Although changes in the housing market throughout the Front Range have delayed our estimated tap sale projections, these changes do not alter our water ownership, nor our service obligations to existing properties or the number of SFE’s we can service.

Management has identified approximately 640 acres of land and 572 FLCC shares associated with the land as held for sale.  We have impaired these assets and recorded them as land and water held for sale.

Tap Participation Fee

We own approximately 14,600 acres of irrigated land together with approximately 50,500 acre-feet of Arkansas River water rights from HP A&M. In addition to common stock issued to HP A&M to purchase these assets, we agreed to pay HP A&M a defined percentage of a defined number of water taps we sell from and after the date of the agreement with HP A&M. The TPF is payable when we sell water taps and receive funds from such water tap sales or other dispositions of property purchased in the HP A&M acquisition. The TPF liability is valued by estimating new home development in our service area over an estimated development period. This was done by utilizing third party historical and projected housing and population growth data for the Denver metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver metropolitan area. This development pattern was then applied to projected future water tap fees determined by using historical water tap fee trends. Actual new home development in our service area and actual future tap fees inevitably will vary significantly from our estimates which could have a material impact on our consolidated financial statements as well as our results of operations. An important component in our estimate of the value of the TPF, which is based on historical trends, is that we reasonably expect water tap fees to continue to increase in the coming years. Tap fees are market based and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees are thus partially indicative of the increasing value of our water assets. We continue to assess the value of the TPF liability and update its valuation analysis whenever events or circumstances indicate the assumptions used to estimate the value of the liability have changed materially. The difference between the net present value and the estimated realizable value will be imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the TPF.

During the three months ended November 30, 2014, an additional two farms and 981 FLCC shares were foreclosed resulting in a reduction in the number of taps subject to the TPF by an additional 1801 taps, leaving 383 taps subject to the TPF. As a result, we updated the estimated discounted cash flow analysis as of November 30, 2014. The $1.7 million TPF liability at November 30, 2014, represents the estimated discounted fair value of our obligation to pay HP A&M 20% of our gross proceeds, or the equivalent thereof, from the sale of the next 383 water taps sold by us, which is a reduction of the estimated discounted fair value of the TPF liability by approximately $6.2 million compared to August 31, 2014.

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

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized.  Forward-looking statements include, among others, statements we make regarding:

•	material changes to unrecognized tax positions;
•	impact of new accounting pronouncements;
•	receipt of the first priority payout under the CAA;
•	plans to sell land and water rights;
•	the timing and impact on our financial statements of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability;
•	expected increase in water tap fees;
•	utilization of our water assets;
•	growth in our targeted service area;
•	plans to continue to provide water and wastewater services to commercial and industrial customers, including oil and gas exploration and production companies;
•	plans to lease our farms;
•	sufficiency of our working capital to fund our operations for the next fiscal year;
•	expected property taxes for 2014;
•	consistency of director compensation;
•	pursuit of remedies against HP A&M;
•	plans to review and evaluate ways to enhance the performance of our approximately 14,600 acres of farm land through relationships with area farmers;
•	deferred recognition of $1.2 million of water tap and construction fee revenue from the County;
•	impact of the increase in FLCC water assessments on our expenses and the timing of the recognition of such expenses;
•	anticipated sales price of assets held for sale;
•	costs associated with the use of the ECCV system;
•	investments over the next five years for the WISE project;
•	estimates associated with revenue recognition, asset impairments, and cash flows from our water assets;
•	completion of construction following receipt of construction fees;
•	variance in our estimates of future tap fees and future operating costs;
•	number of new water connections necessary to recover costs;
•	our entitlement to reduce the TPF due to the defaults by HP A&M;
•	expected forfeitures of stock options;
•	objectives of our investment activities;
•	lack of fluctuation in interest rates on investments; and
•	timing of the recognition of income related to the O&G Lease.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation:

•	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability;
•	population growth;
•	employment rates;
•	timing of oil and natural gas development in the areas where we sell our water;
•	general economic conditions;
•	the market price of water;
•	the market price of oil and natural gas;
•	the market price of alfalfa and other crops grown on our farms subject to crop share leases;
•	changes in customer consumption patterns;
•	changes in applicable statutory and regulatory requirements;
•	changes in governmental policies and procedures;
•	uncertainties in the estimation of water available under decrees;
•	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
•	uncertainties in the estimation of the service life of our systems;
•	uncertainties in the estimation of costs of construction projects;
•	the strength and financial resources of our competitors;
•	our ability to find and retain skilled personnel;
•	climatic and weather conditions, including floods, droughts and freezing conditions;
•	labor relations;
•	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
•	availability and cost of labor, material and equipment;
•	delays in anticipated permit and construction dates;
•	engineering and geological problems;
•	environmental risks and regulations;
•	our ability to raise capital;
•	our ability to negotiate contracts with new customers;
•	outcome of litigation and arbitration proceedings;
•	uncertainties in water court rulings;
•	our ability to collect on any judgments; and
•	the factors described under “Risk Factors” in our 2014 Annual Report.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of November 30, 2014, we own one certificate of deposit with a stated maturity date and locked interest rate. Therefore, we are not subject to interest rate fluctuations. We have no investments denominated in foreign country currencies and, therefore, our investments are not subject to foreign currency exchange risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of November 30, 2014, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

As previously reported on a Current Report on Form 8-K filed on September 30, 2014, we entered into a Settlement Agreement and Release with HP A&M, dated September 29, 2014 (“Settlement Agreement”). The Settlement Agreement settles the lawsuit filed by HP A&M against us in the District Court, City and County of Denver, Colorado on February 27, 2012, alleging breaches of representations and warranties made in connection with the Arkansas River Agreement. Pursuant to the Settlement Agreement and a joint stipulated motion to dismiss filed with the court following execution of the Settlement Agreement, HP A&M released all claims asserted against us in its 2012 lawsuit, and the lawsuit was dismissed with prejudice.

Item 6.	Exhibits

Exhibits

10.1	Rangeview/Pure Cycle WISE Project Financing Agreement, effective as of December 22, 2014. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 30, 2014.

10.2	South Metro WISE Authority Formation and Organizational Intergovernmental Agreement, dated December 31, 2013.*

10.3
Amended and Restated WISE Partnership – Water Delivery Agreement, dated December 31, 2013, among the City and County of Denver acting through its Board of Water Commissioners, the City of Aurora acting by and through its Utility Enterprise, and South Metro WISE Authority.*

10.4	Rangeview Funding Agreement, dated November 19, 2014, among the Rangeview Metropolitan District and certain members of the South Metro WISE Authority.*

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following financial information from our Quarterly Report on Form 10-Q for the period ending November 30, 2014, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the consolidated balance sheets as of November 30, 2014 and August 31, 2014, (ii) the consolidated statements of comprehensive income (loss) for the three months ended November 30, 2014 and 2013, (iii) the consolidated statements of cash flows for the three months ended November 30, 2014 and 2013, and (iv) the notes to the consolidated financial statements, tagged in accordance with Rule 406T.*+

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

January 9, 2015