Form 10-Q
period 2015-02-28
PURE CYCLE CORP
filed 2015-04-08
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2015
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 8, 2015:

Common stock, 1/3 of $.01 par value	24,037,598
(Class)	(Number of Shares)

PURE CYCLE CORPORATION
INDEX TO FEBRUARY 28, 2015 FORM 10-Q

Page
PART I - FINANCIAL INFORMATION
Item 1 – Consolidated Financial Statements	1

Consolidated Balance Sheets:
February 28, 2015 (unaudited) and August 31, 2014 (audited)	1

Consolidated Statements of Operations:
For the three and six months ended February 28, 2015 and 2014 (unaudited)	2

Consolidated Statement of Shareholders’ Equity and Comprehensive Loss:
For the six months ended February 28, 2015 (unaudited)	3

Consolidated Statements of Cash Flows:
For the six months ended February 28, 2015 and 2014 (unaudited)	4

Notes to Consolidated Financial Statements	5

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	36

Item 4 – Controls and Procedures	36

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings	37

Item 6 – Exhibits	38

Signature Page	39

Item 1.	Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:	February 28, 2015	August 31, 2014
Current assets:	(unaudited)
Cash and cash equivalents	$834,311	$1,749,558
Trade accounts receivable	732,945	1,626,090
Sky Ranch receivable	79,915	50,915
Land and water held for sale	-	699,826
Prepaid expenses	416,463	336,867
Total current assets	2,063,634	4,463,256

Investments in water and water systems, net	95,001,643	90,823,916
Land - Sky Ranch	3,659,328	3,662,754
Land and water held for sale	1,500,000	1,500,000
Note receivable - related party:
Rangeview Metropolitan District, including accrued interest	656,653	568,022
HP A&M receivable	-	7,069,511
Other assets	83,603	86,363
Total assets	$102,964,861	$108,173,822

LIABILITIES:
Current liabilities:
Accounts payable	$235,066	$1,379,647
Current portion of promissory notes payable	848,325	925,980
WISE funding obligation	280,000	-
Accrued liabilities	97,254	257,893
Deferred revenues	150,853	65,124
Deferred oil and gas lease payment	645,720	645,720
Total current liabilities	2,257,218	3,274,364

Deferred revenues, less current portion	1,139,194	1,167,095
Deferred oil and gas lease payment, less current portion	56,905	379,765
Promissory notes payable, less current portion	5,062,447	4,032,227
WISE funding obligation, less current portion	1,120,000	-
Participating Interests in Export Water Supply	347,494	354,628
Tap Participation Fee payable to HP A&M,
net of nil and $4.1 million discount, respectively	-	7,935,262
Total liabilities	9,983,258	17,143,341

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $.001 per share, 25 million shares authorized;
432,513 shares issued and outstanding
(liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized;
24,037,598 shares outstanding both periods presented	80,130	80,130
Collateral stock	(1,407,000)	-
Additional paid-in capital	172,228,205	168,794,396
Accumulated deficit	(77,920,165)	(77,844,478)
Total shareholders' equity	92,981,603	91,030,481
Total liabilities and shareholders’ equity	$102,964,861	$108,173,822

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Revenues:
Metered water usage	$328,446	$392,837	$820,269	$714,410
Wastewater treatment fees	13,226	12,271	24,931	22,106
Special facility funding recognized	10,377	10,377	20,754	20,754
Water tap fees recognized	3,573	3,573	7,147	7,147
Farm operations	284,530	306,616	548,343	526,885
Other	16,366	10,200	68,851	23,075
Total revenues	656,518	735,874	1,490,295	1,314,377

Expenses:
Water service operations	(92,625)	(111,010)	(229,432)	(213,468)
Wastewater service operations	(6,457)	(7,788)	(12,810)	(18,238)
Farm operations	(20,384)	(20,729)	(46,870)	(41,398)
Depletion and depreciation	(45,274)	(37,667)	(88,730)	(70,707)
Other	(10,951)	(7,163)	(21,024)	(20,994)
Total cost of revenues	(175,691)	(184,357)	(398,866)	(364,805)
Gross margin	480,827	551,517	1,091,429	949,572

General and administrative expenses	(612,876)	(684,969)	(1,260,405)	(1,304,893)
Depreciation	(47,993)	(7,442)	(83,402)	(22,930)
Operating loss	(180,042)	(140,894)	(252,378)	(378,251)

Other income (expense):
Oil and gas lease income, net	161,430	106,755	322,860	213,510
Interest income	11,645	3,769	14,835	6,810
Other	(345)	37,770	5,947	40,166
Interest expense	(78,683)	(60,372)	(143,135)	(124,474)
Interest imputed on the Tap Participation Fee
payable to HP A&M	-	(403,003)	(23,816)	(1,060,238)
Net loss	$(85,995)	$(455,975)	$(75,687)	$(1,302,477)
Net loss per common share – basic and diluted	*	$(0.02)	*	$(0.05)

Weighted average common shares outstanding – basic and diluted	24,037,598	24,037,598	24,037,598	24,037,598

* Amount is less than $(.01) per share

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Six months ended February 28, 2015
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Collateral	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
August 31, 2014 balance:	432,513	$433	24,037,598	$80,130	$168,794,396	$-	$(77,844,478)	$91,030,481
Share-based compensation	–	–	–	–	132,606	–	–	132,606
Net reduction in Tap Participation Fee liability and HP A&M receivable resulting from settlement of the Arkansas River Agreement	–	–	–	–	3,301,203	–	–	3,301,203
Collateral stock	–	–	–	–	–	(1,407,000)	–	(1,407,000)
Net loss	–	–	–	–	–	–	(75,687)	(75,687)
February 28, 2015 balance:	432,513	$433	24,037,598	$80,130	$172,228,205	$(1,407,000)	$(77,920,165)	$92,981,603

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended February 28,
	2015	2014
Cash flows from operating activities:
Net loss	$(75,687)	$(1,302,477)
Adjustments to reconcile net loss to net cash
used in operating activities:
Imputed interest on Tap Participation Fee payable to HP A&M	23,816	1,060,238
Depreciation and depletion	172,132	93,428
Investment in Well Enhancement Recover Systems, LLC	(1,131)	(37,193)
Stock-based compensation expense	132,606	114,264
Interest income and other non-cash items	(210)	-
Interest added to receivable from Rangeview Metropolitan District	(6,631)	(5,970)
Changes in operating assets and liabilities:
Trade accounts receivable	893,145	(79,846)
Receivables held in escrow	-	(2,225,200)
Sky Ranch receivable	(29,000)	8,988
Prepaid expenses	(79,596)	(87,866)
Receivable from HP A&M	(63,777)	(346,647)
Note receivable - related party: Rangeview Metropolitian District	(82,000)	-
Accounts payable and accrued liabilities	(1,305,220)	232,716
Interest accrued on agriculture land promissory notes	24,429	20,826
Deferred revenues	57,828	(32,692)
Deferred oil and gas lease	(322,860)	1,029,930
Net cash used in operating activities	(662,156)	(1,557,501)

Cash flows from investing activities:
Investments in water, water systems, and land	(1,872,986)	(519,135)
Purchase of property and equipment	(933)	(2,250)
Proceeds from sale of farm land	699,826	1,171,505
Net cash (used in) provided by investing activities	(1,174,093)	650,120

Cash flows from financing activities:
Payments to contingent liability holders	(7,134)	(4,499)
Proceeds from borrowings on promissory notes payable	2,311,656	-
Payments made on promissory notes payable	(1,383,520)	(1,246,892)
Net cash provided by (used in) financing activities	921,002	(1,251,391)
Net change in cash and cash equivalents	(915,247)	(2,158,772)
Cash and cash equivalents – beginning of period	1,749,558	2,448,363
Cash and cash equivalents – end of period	$834,311	$289,591

SUPPLEMENTAL DISCLSOURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Net reduction in Tap Participation Fee liability and HP A&M receivable collateral stock and mineral rights received as
result of settlement of the Arkansas River Agreement	$1,894,203	$26,235,402
Assets acquired through WISE funding obligation	$1,400,000	$-

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The February 28, 2015 consolidated balance sheet, the consolidated statements of operations for the three and six months ended February 28, 2015 and 2014, respectively, the consolidated statement of shareholders’ equity and comprehensive loss for the six months ended February 28, 2015, and the consolidated statements of cash flows for the six months ended February 28, 2015 and 2014, respectively, have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at February 28, 2015, and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2014 Annual Report on Form 10-K (the “2014 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2014, as amended on November 17, 2014. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full fiscal year. The August 31, 2014 balance sheet was taken from the Company’s audited financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a high quality financial institution. At various times during the six months ended February 28, 2015, the Company’s main operating account exceeded federally insured limits.

Financial Instruments – Concentration of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash equivalents with high quality financial institutions. The Company has historically invested its idle cash primarily in certificates of deposit, money market instruments, commercial paper obligations, corporate bonds and U.S. government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015

The recorded balance of the “Tap Participation Fee” liability (described below) as of August 31, 2014, is its estimated fair value determined by projecting new home development in the Company’s targeted service area over an estimated development period.

Notes Receivable – Related Party – The market value of the note receivable – related party: Rangeview Metropolitan District (the “District”) is not practical to estimate due to the related party nature of the underlying transaction.

Receivable from HP A&M – In conjunction with High Plains A&M, LLC (“HP A&M”) defaulting on certain promissory notes in fiscal year 2012, the Company had the right to collect from HP A&M any amounts the Company spent to cure the defaulted notes. Accordingly, through the date of the settlement the Company had recorded the entire amount of the HP A&M notes at default as well as expenses incurred to cure the defaults as a receivable from HP A&M less proceeds received from the sale of shares pledged by HP A&M as security. As described further in Note 9 – Litigation Loss Contingencies, the Company has settled all claims with HP A&M relating to the defaults on these promissory notes, resulting in the forgiveness of these receivables.

Promissory Notes Payable – During fiscal year 2013, the Company began acquiring the defaulted and non-defaulted promissory notes that are payable by HP A&M. The majority of the notes issued by the Company to acquire the HP A&M notes have a five-year term, bear interest at an annual rate of five percent and require semi-annual payments with a straight-line amortization schedule. The carrying value of the notes payable approximate the fair value as the rates are comparable to market rates.

During October 2014, the Company borrowed $4,450,000 from the First National Bank of Las Animas. The note has a 20-year term, requires semi-annual payments, and carries a 5.27% per annum rate for the first five years. After the first five years, the interest rate on the note is subject to change (no more often than annually) based on the changes in the First National Bank of Las Animas Ag/Commercial Real Estate Rate. The Company may pay the note in full at any time without penalty. The carrying value of this note approximates the fair value as the rate is comparable to market rates.

As described further in Note 4, in December 2014, the District entered into an agreement to finance approximately $1.4 million of the purchase of certain WISE infrastructure. The $1.4 million is repayable in equal annual installments over the next three years and accrues interest at the rate of 3%. The carrying value of this obligation approximates the fair value as the rate is comparable to market rates.

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

Tap Participation Fee

This note should be read in conjunction with Note 4 – Long-Term Obligations and Operating Lease and Note 9 – Litigation Loss Contingencies below.

Pursuant to the Asset Purchase Agreement dated May 10, 2006 (the “Arkansas River Agreement”), the Company was obligated to pay HP A&M a defined percentage of a defined number of water tap fees the Company receives after the date of the Arkansas River Agreement. A Tap Participation Fee (“TPF”) was due and payable once the Company had sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the three or six months ended February 28, 2015 or 2014. As further discussed in Note 9 – Litigation Loss Contingencies, the Company has settled all claims with HP A&M relating to the defaults, and the parties have eliminated the TPF.

Prior to the settlement, the Company imputed interest expense on the unpaid TPF using the effective interest method over an estimated period which is utilized in the valuation of the liability. The Company did not impute interest during the three months ended February 28, 2015. The Company imputed interest of $403,000 during the three months ended February 28, 2014. The Company imputed interest of $23,800 and $1,060,200 during the six months ended February 28, 2015 and 2014, respectively.

Due to the Company’s settlement with HP A&M, no water taps remain subject to the TPF as of February 28, 2015. As of August 31, 2014, there were 2,184 water taps subject to the TPF.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015

Revenue Recognition

Wholesale Water and Wastewater Fees – Monthly wholesale water usage charges are assessed to the Company’s customers based on actual metered usage each month plus a base monthly service fee. The Company recognizes wholesale water usage revenues upon delivering water to its customers or its governmental customer’s end-use customers, as applicable. The water revenues recognized by the Company are shown net of royalties to the State of Colorado Board of Land Commissioners (the “Land Board”) and, when applicable, amounts retained by the District. The Company recognized $328,400 and $392,800 of metered water usage revenues during the three months ended February 28, 2015 and 2014, respectively. The Company recognized $820,300 and $714,400 of metered water usage revenues during the six months ended February 28, 2015 and 2014, respectively.

The Company recognizes wastewater treatment fees monthly based on usage. The monthly wastewater treatment fees are shown net of amounts retained by the District. The Company recognized $13,200 and $12,300 of wastewater treatment fees during the three months ended February 28, 2015 and 2014, respectively. The Company recognized $24,900 and $22,100 of wastewater treatment fees during the six months ended February 28, 2015 and 2014, respectively. Costs of delivering water and providing wastewater services to customers are recognized as incurred.

Tap and Construction Fees – The Company has various water and wastewater service agreements, a component of which may include tap and construction fees. The Company recognizes water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in Part I, Item 1 of the 2014 Annual Report) constructed to provide service to Arapahoe County, Colorado (the “County”). The Company recognized $3,600 of water tap fee revenues during each of the three months ended February 28, 2015 and 2014, respectively. The Company recognized $7,200 of water tap fee revenues during each of the six months ended February 28, 2015 and 2014, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the Land Board and amounts paid to third parties pursuant to the CAA as further described in Note 4 – Long-Term Obligations and Operating Lease below.

The Company recognized $10,400 of “Special Facilities” (defined in Part I, Item 1 of the 2014 Annual Report) funding as revenue during each of the three months ended February 28, 2015 and 2014, respectively. The Company recognized $20,800 of Special Facilities funding as revenue during each of the six months ended February 28, 2015 and 2014, respectively. This is the ratable portion of the Special Facilities funding proceeds received from water agreements as more fully described in Note 2 – Summary of Significant Accounting Policies to the 2014 Annual Report.

As of February 28, 2015, and August 31, 2014, the Company has deferred recognition of approximately $1,199,500 and $1,232,200, respectively, of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

Agriculture Farming Operations – The Company leases its Arkansas River water and land to area farmers who actively farm the properties. The Company records farm lease income ratably each month based on estimated annual lease income the Company anticipates collecting from its land and water leases. The Company records these amounts as receivables, less an estimated allowance for uncollectible accounts. The allowance as of February 28, 2015 and August 31, 2014, was determined by the Company’s specific review of all past due accounts. The Company has recorded allowances for doubtful accounts totaling $26,300 as of February 28, 2015 and August 31, 2014. As of February 28, 2015, the Company has recorded deferred revenue of $90,500 on its farm income related to billings for future periods. As of August 31, 2014, the Company has accrued a receivable of $79,000 of farm income related to future billings. The Company manages the farm lease business as a separate line of business from the wholesale water and wastewater business.

Royalty and Other Obligations

Revenues from the sale of Export Water are shown net of royalties payable to the Land Board. Revenues from the sale of water on the “Lowry Range” (described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2014 Annual Report) are shown net of the royalties to the Land Board and the amounts retained by the District.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015

Oil and Gas Lease Payments

As further described in Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2014 Annual Report, on March 10, 2011, the Company entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”), a wholly owned subsidiary of Anadarko Petroleum Company. In December of 2012, the O&G Lease was purchased by a wholly owned subsidiary of ConocoPhillips Company. Pursuant to the O&G Lease, during the year ended August 31, 2011, the Company received an up-front payment of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its “Sky Ranch” property (described in Note 4 – Water and Land Assets to the 2014 Annual Report). The Company began recognizing the up-front payments as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. The Company received an additional payment of $1,243,400 during February 2014 to extend the O&G Lease an additional two years through February 2016, which will be recognized as income on a straight-line basis over two years (the extension term of the O&G Lease). During the fiscal year ended August 31, 2014, the Company received an up-front payment of $72,000 for the purpose of exploring for, developing, producing, and marketing oil and gas on 40 acres of mineral estate the Company owns adjacent to the Lowry Range (the “Rangeview Lease”). During the three months ended February 28, 2015 and 2014, the Company recognized $161,400 and $106,800, respectively, of lease income related to the up-front payments received pursuant to the O&G Lease and the Rangeview Lease. During the six months ended February 28, 2015 and 2014, the Company recognized $322,900 and $213,500, respectively, of lease income related to the up-front payments received pursuant to the O&G Lease and the Rangeview Lease.

As of February 28, 2015 and August 31, 2014, the Company has deferred recognition of $702,600 and $1,025,500, respectively, of income related to the O&G Lease and the Rangeview Lease, which will be recognized into income ratably through February 2016 and July 2017, respectively.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the eventual use of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the Company’s procedures, the Company determined that land and water shares “held for sale” related to the Arkansas River Assets were impaired as of August 31, 2014. See further discussion in Note 3 –Water and Land Assets below under “Land and Water Shares Held for Sale.”

Capitalized Costs of Water and Wastewater Systems and Depletion and Depreciation of Water Assets

Costs to construct water and wastewater systems that meet the Company’s capitalization criteria are capitalized as incurred, including interest, and depreciated on a straight-line basis over their estimated useful lives of up to 30 years. The Company capitalizes design and construction costs related to construction activities, and it capitalizes certain legal, engineering and permitting costs relating to the adjudication and improvement of its water assets. The Company depletes its groundwater assets that are being utilized on the basis of units produced (i.e., thousands of gallons sold) divided by the total volume of water adjudicated in the water decrees.

Share-Based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company records share-based compensation costs as expense over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options has no impact on the income tax provisions. The Company recognized $63,800 and $59,500 of share-based compensation expense during the three months ended February 28, 2015 and 2014, respectively. The Company recognized $132,600 and $114,300 of share-based compensation expense during the six months ended February 28, 2015 and 2014, respectively.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015

Income Taxes

The Company uses a "more-likely-than-not" threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits as of February 28, 2015.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal year 2012 through fiscal year 2014. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At February 28, 2015, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three or six months ended February 28, 2015 or 2014.

Income (Loss) per Common Share

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 341,100 and 380,100 common share equivalents were outstanding as of February 28, 2015 and 2014, respectively, and have been included in the calculation of net income per common share but excluded from the calculation of loss per common share as their effect is anti-dilutive.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the NASDAQ. The Company had one of these instruments as of February 28, 2015 and August 31, 2014.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had no Level 2 assets or liabilities as of February 28, 2015 or August 31, 2014.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability as of August 31, 2014, the TPF liability, which is described in greater detail in Note 4 – Long-Term Obligations and Operating Lease below. The Company had no Level 3 assets or liabilities as of February 28, 2015.

The Company maintains policies and procedures to value instruments using what management believes to be the best and most relevant data available.

The Company’s non-financial assets measured at fair value on a non-recurring basis consist entirely of its investments in water and water systems and other long-lived assets. See Note 3 –Water and Land Assets below.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015

Level 3 Liability – Tap Participation Fee. Prior to the Company’s settlement with HP A&M eliminating the TPF, the Company’s TPF liability was the Company’s only financial liability measured on a non-recurring basis. As further described in Note 4 – Long-Term Obligations and Operating Lease, the TPF liability was valued by projecting new home development in the Company’s targeted service area over an estimated development period.

Although not required, the Company deems the following table, which presents the changes in the TPF for the six months ended February 28, 2015, to be helpful to the users of its consolidated financial statements:

	Fair Value Measurement using Significant Unobservable Inputs (Level 3)
	Gross Estimated Tap Participation Fee Liability	Tap Participation Fee Reported Liability	Discount - to be imputed as interest expense in future periods
Balance at August 31, 2014	$12,038,300	$7,935,300	$4,103,000
Total gains and losses (realized and unrealized):	-	-	-
Imputed interest recorded as "Other Expense"	-	23,800	(23,800)
Purchases, sales, issuances, payments, reductions resulting from foreclosures, and HP A&M settlement	(12,038,300)	(7,959,100)	(4,079,200)
Transfers in and/or out of Level 3	-	-	-
Balance at February 28, 2015	$-	$-	$-

NOTE 3 – WATER AND LAND ASSETS

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2014 Annual Report. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the six months ended February 28, 2015.

The Company’s water and water systems consists of the following costs and accumulated depreciation and depletion at February 28, 2015 and August 31, 2014:

	February 28, 2015		August 31, 2014
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Arkansas River Valley assets	$68,820,800	$(1,488,600)	$67,746,400	$(1,488,600)
Rangeview water supply	14,444,600	(8,600)	14,444,600	(8,400)
Sky Ranch water rights and other costs	6,533,900	(145,200)	6,004,000	(93,000)
Fairgrounds water and water system	2,899,900	(754,700)	2,899,900	(710,600)
Rangeview water system	1,253,100	(89,600)	1,148,200	(77,900)
Water supply – other	3,679,500	(143,500)	1,050,200	(90,900)
Totals	97,631,800	(2,630,200)	93,293,300	(2,469,400)
Net investments in water and water systems	$95,001,600		$90,823,900

Capitalized terms in this section not defined herein are defined in Note 4 – Water and Land Assets to the 2014 Annual Report.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015

Depletion and Depreciation. The Company recorded depletion charges of $3,700 and $100 during the three month periods ended February 28, 2015 and 2014, respectively. The Company recorded depletion charges of $6,200 and $200 during the six months ended February 28, 2015 and 2014, respectively. During the three and six months ended February 28, 2015, this related to the Rangeview and Sky Ranch Water supplies (defined below), and during the three and six months ended February 28, 2014, this related entirely to the Rangeview Water Supply. No depletion is taken against the Arkansas River (defined below) because the water located at this location was not being utilized for municipal purpose as of February 28, 2015.

The Company recorded $89,600 and $45,000 of depreciation expense during the three months ended February 28, 2015 and 2014, respectively. The Company recorded $165,900 and $93,400 of depreciation expense during the six months ended February 28, 2015 and 2014, respectively.

Land and Water Shares Held for Sale. During fiscal year end 2012, management decided to sell certain farms in order to have liquidity sufficient to acquire the notes defaulted upon by HP A&M and to meet the future obligations on the promissory notes the Company intended to issue as consideration to purchase the notes owed by HP A&M. Management planned to sell approximately 1,603 acres of land along with 3,397 Fort Lyon Canal Company (“FLCC”) shares associated with this land.

Through August 31, 2014, the Company completed sales of approximately 1,886 acres of land and 2,982 FLCC shares associated with the land; and, in November 2014, completed sales of approximately 299 acres of land along with 239 FLCC shares associated with the land. Management believes that the November 2014 sale completed the sales cycle related to the land held for sale as of August 31, 2012.

In addition, management identified as of August 2014 an additional 640 acres of land and 512 FLCC shares associated with the land as held for sale in order to have sufficient liquidity to continue to meet future obligations on the promissory notes the Company issued to purchase the defaulted notes owed by HP A&M and to continue to fund water system expansions. The net book value of the assets identified as held for sale was $1.9 million prior to designation as held for sale. The anticipated sales price for these assets is $1.5 million based on recent sales transactions, which required the Company to record an impairment of approximately $400,000 in fiscal year 2014.

NOTE 4 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

The Participating Interests in Export Water Supply and the TPF payable to HP A&M (prior to settlement) are obligations of the Company that have no scheduled maturity dates. Therefore, these liabilities are not disclosed in tabular format, but they are described below.

Participating Interests in Export Water Supply

The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990s. The acquisition was consummated with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of $11.1 million, which represented the cash the Company received from the participating interest holders that was used to purchase the Company’s Export Water (described in greater detail in Note 4 – Water and Land Assets to the 2014 Annual Report). The Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders in return for their initial $11.1 million investment. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability was not reflected on the Company’s balance sheet because the obligation to pay this is contingent on the sale of Export Water, the amounts and timing of which are not reasonably determinable.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015

From time to time the Company repurchased various portions of the CAA obligations in priority. In July 2014, the Land Board relinquished its approximately $2.4 million of CAA interests was the Company as part of the settlement of the 2011 lawsuit filed by the Company and the District against the Land Board. As a result, during the fourth quarter of the fiscal year ended August 31, 2014, the Company recorded a gain on the extinguishment of participating interests of the CAA of approximately $832,100. The Company did not make any CAA acquisitions during the six months ended February 28, 2015 or 2014.

As a result of the acquisitions, the relinquishment by the Land Board, and the sale of Export Water, as detailed in the table below, the remaining potential third party obligation at February 28, 2015, is approximately $1 million, and the Company has the right to approximately $29.9 million:

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third Party Obligation	Paticipating Interests Liability	Contingency
Original balances	$–	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2014:
Acquisitions	–	28,077,500	(28,077,500)	(9,790,000)	(18,287,500)
Relinquishment		2,386,400	(2,386,400)	(832,100)	(1,554,300)
Option payments - Sky Ranch
and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees *	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	360,900	(262,200)	(98,700)	(34,300)	(64,400)
Balance at August 31, 2014	1,004,300	30,004,800	1,017,100	354,600	662,500
Fiscal 2015 activity:
Export Water sale payments	172,000	(151,500)	(20,500)	(7,100)	(13,400)
Balance at February 28, 2015	$1,176,300	$29,853,300	$996,600	$347,500	$649,100

  * The Arapahoe County tap fees are net of $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive approximately $6 million of the first priority payout (the remaining entire first priority payout totals approximately $6.8 million as of February 28, 2015).

Arkansas River Agreement Obligations

As discussed in Note 9 – Litigation Loss Contingencies, as a result of the settlement of litigation with HP A&M, the TPF liability has been eliminated as of February 28, 2015.

Initially the obligation was to pay 10% of the Company’s gross proceeds, or the equivalent thereof, from the sale of 40,000 water taps sold after the date of the Arkansas River Agreement. The 40,000 water taps were reduced to 383 water taps as a result of (i) sales of Arkansas River Valley land in 2006 and 2009; (ii) the sale of unutilized water rights owned by the Company in the Arkansas River Valley in 2007; (iii) the election made by HP A&M, effective September 1, 2011, pursuant to the Arkansas River Agreement, to increase the TPF percentage from 10% to 20%, and to take a corresponding 50% reduction in the number of taps subject to the TPF; (iv) the allocation of 26.9% of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expenses for managing the leases and a reasonable overhead allocation) received by HP A&M from management of the farm leasing operations from September 1, 2011 to August 3, 2012 prior to termination of the Property Management Agreement; and (v) the reduction of 19,044 taps as the result of foreclosures on certain farms pursuant to the remedies outlined in the Arkansas River Agreement (2,233 in fiscal year 2013, 15,010 in fiscal year 2014, and 1,801 in fiscal year 2015).

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015

The fair value of the TPF liability through the date of the settlement was an estimate prepared by management of the Company. The fair value of the liability was based on discounted estimated cash flows subject to the TPF calculated by projecting future annual water tap sales for the number of taps subject to the TPF at the date of valuation. Future cash flows from water tap sales were estimated by utilizing the following historical information, where available:

•
New homes constructed in the area known as the 11-county “Front Range” of Colorado from the 1980s through the valuation date. The Company utilized data for this length of time to provide development information over many economic cycles because the Company anticipates development in its targeted service area to encompass many economic cycles over the development period.

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

•	The Consumer Price Index since the 1980s, which was utilized to project estimated future water tap fees.

Utilizing this historical information, the Company projected an estimated new home development pattern in its targeted service area sufficient to cover the sale of the water taps subject to the TPF at the date of the revaluation, August 31, 2014. The Company revalued the TPF payable as of August 31, 2014 due to the reduction of taps subject to the TPF as a result of the exercise of remedies under the Arkansas River Agreement. The estimated proceeds generated from the sale of those water taps resulted in estimated payments to HP A&M over the life of the projected development period of $2 million, which is a decrease of $100.7 million from the previous valuation completed at August 31, 2013 ($102.7 million). The estimated payments to HP A&M are then discounted to the current valuation date, and the difference between the amount reflected on the Company’s balance sheet at the valuation date and the total estimated payments is imputed as interest expense over the estimated development time using the effective interest method. The implied interest rate for the most recent valuation was 3.4%.

Actual new home development in the Company’s service area and actual future tap fees inevitably will vary significantly from the Company’s estimates, which prior to the settlement could have had a material impact on the Company’s consolidated financial statements. An important component in the Company’s estimate of the value of the TPF, which is based on historical trends, is that the Company reasonably expects water tap fees to continue to increase in the coming years. Tap fees are market based and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees thus are partially indicative of the increasing value of the Company’s water assets. Prior to the settlement, the Company continually assessed the value of the TPF liability and updated its valuation analysis whenever events or circumstances indicated that the assumptions used to estimate the value of the liability had changed materially. The difference between the net present value and the estimated realizable value was imputed as interest expense using the effective interest method over the estimated development period utilized in the valuation of the TPF. Through February 28, 2015, $27.5 million of interest has been imputed since the acquisition date, recorded using the effective interest method.

Prior to the settlement with HP A&M eliminating the TPF, the Company’s agreement with HP A&M provided for a reduction of the number of water taps subject to the TPF payable to HP A&M in the event the farms or water rights are subject to foreclosure proceedings or other risks of loss. During fiscal year 2013, four of the farms and one FLLC certificate representing water rights only, collectively including 1,216 FLCC shares, were foreclosed resulting in a reduction of the number of taps subject to the TPF by 2,233 taps (approximately $11.7 million of the TPF). During fiscal year 2014, an additional 31 farms and two FLCC certificates representing water rights only, collectively including 8,174 FLCC shares, were foreclosed resulting in a reduction of the number of taps subject to the TPF by an additional 15,010 taps (approximately $53.3 million of the TPF), leaving 2,184 taps (approximately $7.9 million of the TPF), subject to the TPF.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015

HP A&M relinquished all rights to the TPF pursuant to the settlement agreement the Company reached during January 2015. As a result, the TPF has been eliminated as of February 28, 2015. The Company recorded the decreases in the TPF payable as an equity transaction due to the related party nature of the original transaction of approximately $6.2 million in the three months ended November 30, 2015 and the remaining approximately $1.7 million upon final settlement, see note 9.

Promissory Notes Payable – Approximately 60 of the 80 properties the Company originally acquired from HP A&M were subject to outstanding promissory notes payable to third parties that were secured by deeds of trust on the Company’s properties and water rights, as well as mineral interests. HP A&M defaulted on all of the promissory notes. HP A&M owed approximately $9.6 million of principal and accrued interest as of September 1, 2012. These promissory notes were secured by approximately 14,000 acres of land and 16,882 FLCC shares representing water rights owned by the Company.

On July 2, 2012, the Company formally notified HP A&M that its failure to pay the promissory notes constituted an Event of Default under the Seller Pledge Agreement (as defined below) and a default of a material covenant under the Arkansas River Agreement. The Company informed HP A&M that unless such defaults were cured within 30 days, the Property Management Agreement would be terminated and the Company would proceed to exercise certain rights and remedies under the Arkansas River Agreement, the Seller Pledge Agreement, and the Property Management Agreement to protect its assets. The Company’s remedies at law and under the Arkansas River Agreement and related agreements included, but were not limited to, the right to (i) foreclose on 1,500,000 shares of Pure Cycle common stock issued to HP A&M and the proceeds therefrom (the “Pledged Shares”) which were pledged by HP A&M pursuant to a pledge agreement (the “Seller Pledge Agreement”) to secure the payment and performance by HP A&M of the promissory notes described above; (ii) reduce the Tap Participation Fee; (iii) terminate the Property Management Agreement; and (iv) recover damages caused by the defaults, including certain costs and expenses, including attorneys’ fees.

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

During October 2014, the Company borrowed $4,450,000 from the First National Bank of Las Animas. Proceeds from the loan were used to consolidate mortgage debt and for working capital. The note has a 20-year term commencing October 27, 2014, requires semi-annual payments, and carries a 5.27% per annum rate for the first five years. The note is secured by a total of 3,596.8 acres, 3,282 FLCC shares, and an assignment of two HP A&M notes and deeds of trust with balances due of approximately $843,400, which are secured by 1,087.4 FLCC shares. After the first five years, the interest rate on the note is subject to change (no more often than annually) based on the changes in the First National Bank of Las Animas Ag/Real Estate Rate. The Company may pay the note in full at any time without penalty.

The amount owed on the Company’s notes is approximately $5.9 million, including accrued interest of $105,300, and approximately $5 million, including accrued interest of $80,800, at February 28, 2015 and August 31, 2014, respectively.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015

Future Maturities

Mortgage notes payable, mainly bear interest at 5%, 5-year term; one note in amount of $4.45 million has 20-year term	$5,910,800
Less: current portion	(848,300)
Total long-term mortgage payable	$5,062,500

Future long-term maturities
2016	578,600
2017	576,000
2018	164,500
2019	157,100
2020	169,800
Post 2020	3,416,500
Total	$5,062,500

WISE Partnership

During December 2014, the Company, through the District, consented to the waiver of all contingencies set forth in the Amended and Restated WISE Partnership – Water Delivery Agreement, dated December 31, 2013 (the “WISE Partnership Agreement”), among the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”), the City of Aurora acting by and through its Utility Enterprise (“Aurora Water”), and the South Metro WISE Authority (“SMWA”). The SMWA was formed by the District and nine other governmental or quasi-governmental water providers pursuant to the South Metro WISE Authority Formation and Organizational Intergovernmental Agreement, dated December 31, 2013 (the “SM IGA”), to enable the members of SMWA to participate in the regional water supply project known as WISE created by the WISE Partnership Agreement. The SM IGA specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. The WISE Partnership Agreement provides for the purchase of certain infrastructure (i.e., pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. Certain infrastructure has been constructed and other infrastructure will be constructed over the next several years.

By consenting to the waiver of the contingencies set forth in the WISE Partnership Agreement, pursuant to the terms of the Rangeview/Pure Cycle WISE Project Financing Agreement (the “WISE Financing Agreement”) between the Company and the District, the Company has an agreement to fund the District’s participation in WISE effective as of December 22, 2014. The Company’s cost of funding the District’s purchase of its share of existing infrastructure and future infrastructure for WISE is projected to be approximately $7 million over the next five years, which includes funding of approximately $1.2 million annually over the next five years and funding of the District’s obligations to repay approximately $1.4 million borrowed by the District from certain SMWA members to finance the purchase of infrastructure for WISE pursuant to an agreement dated November 19, 2014 (the “Rangeview Funding Agreement”). The $1.4 million is repayable in equal annual installments over the next three years and accrues interest at the rate of 3% and is recorded in WISE funding obligation and in investments in water and water systems in the Company’s balance sheet.

Operating Lease

Effective January 2015, the Company entered into an operating lease for approximately 2,500 square feet of office and warehouse space. The lease has a one-year term with payments of $3,000 per month.

NOTE 5 – SHAREHOLDERS’ EQUITY

The Company maintains the 2014 Incentive Plan (the “2014 Incentive Plan”), which was approved by shareholders in January 2014 and became effective April 12, 2014. Executives, eligible employees, consultants and non-employee directors are eligible to receive options and stock grants pursuant to the 2014 Incentive Plan. Pursuant to the 2014 Incentive Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the board of directors (the “Board”). The Company has reserved 1.6 million shares of common stock for issuance under the 2014 Incentive Plan. The Company began awarding options under the 2014 Incentive Plan during January 2015. Prior to the effective date of the 2014 Incentive Plan, the Company granted stock awards to eligible participants under its 2004 Incentive Plan (the “2004 Equity Plan”), which expired April 11, 2014. No additional awards may be granted pursuant to the 2004 Equity Plan; however, awards outstanding as of April 11, 2014, will continue to vest and expire and may be exercised in accordance with the terms of the 2004 Equity Plan.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015

The following table summarizes the combined stock option activity for the 2004 Equity Plan and 2014 Incentive Plan for the six months ended February 28, 2015:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Oustanding at beginning of period	315,000	$5.76
Granted	26,000	$4.17
Exercised	-	-
Forfeited or expired	-	-
Outstanding at February 28, 2015	341,000	$5.07	6.43	-

Options exercisable at February 28, 2015	248,333	$4.95	5.52	-

The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan as of and for the six months ended February 28, 2015:

	Number of Options	Weighted-Average Grant Date Fair Value
	99,167	$4.85
Granted	26,000	2.78
Vested	(32,500)	4.19
Forfeited	-	-
	92,667	$3.90

The Company calculated the fair value of the options at approximately $72,000, using the Black Scholes Model with the following variables: weighted average exercise price of $4.17 (which was the closing sale price of common stock on the date grant); estimated option lives of 10 years; weighted average risk free interest rate of 1.77%; weighted average stock price volatility of 57.45%; and an estimated forfeiture rate of 0%.

All non-vested options are expected to vest. The total fair value of options vested during the three and six months ended February 28, 2015 and February 28, 2014 was $136,300 and $76,800, respectively.

Stock-based compensation expense was $63,800 and $59,500 for the three months ended February 28, 2015 and 2014, respectively. Stock-based compensation expense was $132,600 and $114,300 for the six months ended February 28, 2015 and 2014, respectively.

At February 28, 2015, the Company had unrecognized expenses relating to non-vested options that are expected to vest totaling $262,700, which have a weighted average life of less than three years. The Company has not recorded any excess tax benefits to additional paid-in capital.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015

NOTE 6 – RELATED PARTY TRANSACTIONS

On December 16, 2009, the Company entered into a Participation Agreement with the District, whereby the Company agreed to provide funding to the District in connection with the District’s membership in the South Metro Water Supply Authority (“SMWSA”). The Company did not provide any funding to the District pursuant to the Participation Agreement during the three months ended February 28, 2015. The Company provided $59,500 of funding to the District pursuant to the Participation Agreement during the three months ended February 28, 2014. The Company provided $600 and $114,300 of funding to the District pursuant to the Participation Agreement during the six months ended February 28, 2015 and 2014, respectively. These amounts were expensed as general and administrative expenses at the time of funding. On November 10, 2014, the Company entered into a WISE Financing Agreement with the District, whereby the Company agreed to fund the District’s cost of participating in a regional water supply project known as the WISE partnership (“WISE”). Pursuant to the WISE Financing Agreement, the Company made payments of $1,156,800 during the six months ended February 28, 2015, to purchase certain rights to use existing water transmission and related infrastructure acquired by WISE and is recorded as investment in water and water systems in the Company's Balance Sheet. The Company estimates that it will be required to invest approximately $1.2 million per year over the next five years for additional payments for the water transmission line and additional facilities, water and related assets for WISE.

In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at February 28, 2015) and matured on December 31, 2013. The Company extended the maturity date of the loan to December 31, 2015. Beginning in January 2014, the District and the Company entered into a funding agreement which allows the Company to continue to provide funding to the District for day-to-day operations and accrue the funding into a note which bears interest at a rate of 8% and shall remain in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect. The $656,700 balance of the note receivable at February 28, 2015, includes borrowings of $311,300 and accrued interest of $345,400.

NOTE 7 – SIGNIFICANT CUSTOMERS

The Company sells wholesale water and wastewater services to the District pursuant to the Rangeview Water Agreements (defined in Note 4 – Water and Land Assets to the 2014 Annual Report). Sales to the District accounted for 12% and 9% of the Company’s total water and wastewater revenues for the three months ended February 28, 2015 and 2014, respectively. Sales to the District accounted for 10% of the Company’s total water and wastewater revenues for each of the six months ended February 28, 2015 and 2014, respectively. The District has one significant customer. Pursuant to the Rangeview Water Agreements, the Company is providing water and wastewater services to this customer on behalf of the District. The District’s significant customer accounted for 11% and 8% of the Company’s total water and wastewater revenues for the three months ended February 28, 2015 and 2014, respectively. The District’s significant customer accounted for 9% and 8% of the Company’s total water and wastewater revenues for the six months ended February 28, 2015 and 2014, respectively.

Revenues related to the provision of water for the oil and gas industry to one customer accounted for 85% and 86% of the Company’s water and wastewater revenues for the three months ended February 28, 2015 and 2014, respectively. Revenues related to the provision of water for the oil and gas industry to one customer accounted for 87% of the Company’s water and wastewater revenues for each of the six months ended February 28, 2015 and 2014.

The Company had accounts receivable from the District which accounted for 6% and 5% of the Company’s trade receivables balances at February 28, 2015 and August 31, 2014, respectively. Accounts receivable from the District’s largest customer accounted for 6% and 4% of the Company’s trade receivables as of February 28, 2015 and August 31, 2014, respectively. Accounts receivable from industrial water sales accounted for 26% and 75% of the Company’s trade receivable balances at February 28, 2015 and August 31, 2014, respectively.

NOTE 8 – ACCRUED LIABILITIES

At February 28, 2015, the Company had accrued liabilities of $97,300, of which $23,600 was for estimated property taxes, $2,000 was for farm lease prepayments, and $71,700 was for operating payables.

At August 31, 2014, the Company had accrued liabilities of $257,900, of which $99,700 was for estimated property taxes, $59,500 was for professional fees, $22,400 was for farm lease prepayments, and the remaining $76,300 was for operating payables.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015

NOTE 9 – LITIGATION LOSS CONTINGENCIES

The Company has historically been involved in various claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Company records an accrual for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company makes such estimates based on information known about the claims and experience in contesting, litigating and settling similar claims. Disclosures are also provided for reasonably possible losses that could have a material effect on the Company's financial position, results of operations or cash flows.

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

On January 29, 2015, the Company and its wholly-owned subsidiary, PCY Holdings, LLC (“PCY Holdings”), entered into a settlement agreement with HP A&M settling all remaining lawsuits among the parties. The agreement settles four lawsuits, including a lawsuit filed against HP A&M in the District Court, City and County of Denver, State of Colorado on April 4, 2014, alleging HP A&M breached the Arkansas River Agreement, Seller Pledge Agreement and Property Management Agreement, among other ways, by failing to (i) pay, perform and discharge its obligations when due or otherwise pursuant to the Excluded Indebtedness, (ii) cure defaults under the Notes and Deeds of Trust applicable to the Excluded Indebtedness, and (iii) use Net Revenue, pursuant to the Property Management Agreement, to pay Excluded Indebtedness. The agreement also settles a lawsuit pending before the Colorado Court of Appeals that HP A&M filed against PCY Holdings and the Public Trustee for the County of Bent, Colorado, seeking (i) a declaratory judgment that it is entitled to redeem the four properties from foreclosure sales by paying the amount of the outstanding debt, plus fees, which is the amount PCY Holdings bid in the sales, and (ii) preliminary and permanent injunctions against the Public Trustee preventing the Public Trustee from issuing confirmation deeds for the foreclosure sales to PCY Holdings or anyone other than HP A&M, and a related lawsuit in which PCY Holdings was seeking to remove lis pendens from the four properties.

In exchange for settling all lawsuits, the settlement agreement provides for (i) the relinquishment of the TPF, (ii) the sale of 300,000 shares of the Company’s common stock owned by HP A&M, with the proceeds to be delivered to the Company, (iii) the assignment of HP A&M’s (75%) mineral interests to the Company, (iv) the dismissal of all claims by HP A&M, and (v) the forgiveness of the HP A&M receivable.

The settlement has been executed and is reflected in the financial statements for the period ended February 28, 2015 as follows: (1) the value of the common shares to be sold on behalf of the Company pursuant to the settlement of $1,407,000 is recorded as collateral stock, a contra-equity balance, on the balance sheet, (2) the mineral interests estimated to be $1,068,400 were recorded on the balance sheet as part of the Arkansas River Valley asset, (3) the TPF of $1,731,800 and the HP A&M receivable of $7,133,300 outstanding as of the date of settlement were reduced to nil and (4) the balance of $2,926,100 was recorded as an equity transaction resulting in an decrease to equity.

NOTE 10 – SEGMENT INFORMATION

The Company operates primarily in two lines of business: (i) the wholesale water and wastewater business; and (ii) the agricultural farming business. The Company provides wholesale water and wastewater services to customers using water rights owned by the Company and develops infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater. The Company’s agricultural business consists of the Company leasing its Arkansas River Valley land and water to area farmers under cash leases or in certain cases crop share leases. The following tables show information by operating segment for the three and six months ended February 28, 2015 and 2014:

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015

Three Months Ended February 28, 2015

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total

Revenues	$341,700	$284,500	$30,300	$656,500
Gross profit	197,300	264,100	19,400	480,800
Depletion and depreciation	93,300	-	-	93,300
Other significant noncash items:
Stock-based compensation	-	-	63,800	63,800
TPF interest expense	-	-	-	-
Segment assets	92,093,000	8,479,900	2,392,000	102,964,900
Expenditures for segment assets	719,600	-	-	719,600

Three Months Ended February 28, 2014

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total

Revenues	$415,300	$306,600	$14,000	$735,900
Gross profit	251,600	285,900	14,000	551,500
Depletion and depreciation	45,100	-	-	45,100
Other significant noncash items:
Stock-based compensation	-	-	59,500	59,500
TPF interest expense	403,000	-	-	403,000
Segment assets	93,806,200	6,808,900	7,290,600	107,905,700
Expenditures for segment assets	121,800	-	-	121,800

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015

Six Months Ended February 28, 2015

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total

Revenues	$845,200	$548,300	$96,800	$1,490,300
Gross profit	514,200	501,400	75,800	1,091,400
Depletion and depreciation	172,100	-	-	172,100
Other significant noncash items:
Stock-based compensation	-	-	132,600	132,600
TPF interest expense	23,800	-	-	23,800
Segment assets	92,093,000	8,479,900	2,392,000	102,964,900
Expenditures for segment assets	1,871,000	2,900	-	1,873,900

Six Months ended February 28, 2014

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total

Revenues	$759,500	$526,900	$28,000	$1,314,400
Gross profit	436,100	485,500	28,000	949,600
Depletion and depreciation	93,600	-	-	93,600
Other significant noncash items:
Stock-based compensation	-	-	114,300	114,300
TPF interest expense	1,060,200	-	-	1,060,200
Segment assets	93,806,200	6,808,900	7,290,600	107,905,700
Expenditures for segment assets	521,400	-	-	521,400

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2015

NOTE 11 – SUBSEQUENT EVENT

On March 11, 2015, the Company and Arkansas River Farms, LLC, a newly formed Colorado limited liability company (“Arkansas River Farms”), an affiliate of C&A Companies, Inc., a Colorado corporation, and Resource Land Holdings, L.L.C., a Colorado limited liability company, entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”). The Purchase and Sale Agreement provides that, upon the terms and subject to the conditions set forth in the Purchase and Sale Agreement, the Company will sell approximately 14,641 acres of real property located in Bent, Otero and Prowers Counties, Colorado, together with certain rights, easements, and benefits appurtenant to the land, including all improvements, all sand and gravel, 25% of the Company’s mineral rights, water rights (including 18,448.44 shares of stock in the FLCC and 45 shares of stock in the Lower Arkansas Water Management Association), and all water taps and rights to acquire water taps associated with the land and the wells located on the land, to Arkansas River Farms for approximately $53 million in cash, subject to certain adjustments. The Purchase and Sale Agreement has been approved by the Board and is subject to shareholder approval.

The Company will continue to operate the assets as held for use and will continue to lease the farms to area farmers until the sale has been completed. The assets will remain in Investments in Water and Water Systems until shareholder approval and the completion of due diligence at which time the assets will be transferred to Land and Water Held for Sale. The assets being sold have a book value of approximately $69 million, or 68% of Pure Cycle’s total assets as of February 28, 2015. Upon shareholder approval and completion of the sale the Company will record a loss of approximately $16 million.

See the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2015, and, when filed with the SEC, the Company's Definitive Proxy Statement on Schedule 14A for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” in our Annual Report on Form 10-K, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and periods that follow to differ materially from those expressed in or implied by those forward-looking statements. Readers are cautioned that forward-looking statements contained in this Form 10-Q should be read in conjunction with our disclosure under the heading “Disclosure Regarding Forward-Looking Statements” below.

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

The following section focuses on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:

•	Revenue generated from our water and wastewater services and farming operations;
•	Expenses associated with developing our water and land assets; and
•	Cash available to continue development of our water rights and service agreements.

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

Our Business

Pure Cycle Corporation (“we”, “us” or “our”) is a Colorado corporation that (i) provides wholesale water and wastewater services to end-use customers of governmental entities and to commercial and industrial customers and (ii) manages land and water assets for farming.

Wholesale Water and Wastewater

These services include water production, storage, treatment, bulk transmission to retail distribution systems, wastewater collection and treatment, irrigation water treatment and transmission, construction management, billing and collection and emergency response.

We are a vertically integrated wholesale water and wastewater provider, which means we own or control substantially all assets necessary to provide wholesale water and wastewater services to our customers. This includes owning (i) water rights which we use to provide domestic, irrigation, and industrial water to our wholesale customers (we own surface water, groundwater, reclaimed water rights and storage rights); (ii) infrastructure (such as wells, diversion structures, pipelines, reservoirs and treatment facilities) required to withdraw, treat, store and deliver water; (iii) infrastructure required to collect, treat, store and reuse wastewater; and (iv) infrastructure required to treat and deliver reclaimed water for irrigation use.

We currently provide wholesale water and wastewater service predominately to two local governmental entity customers. Our largest wholesale domestic customer is the Rangeview Metropolitan District (the “District”). We provide service to the District and its end-use customers pursuant to the Rangeview Water Agreements (defined in Part I, Item 1 – Business Summary – Our Water and Land Assets in the 2014 Annual Report) between us and the District for the provision of wholesale water service to the District for use in the District’s service area. Through the District, we serve 258 Single Family Equivalent (“SFE”) (as defined below) water connections and 157 SFE wastewater connections located in southeastern metropolitan Denver. One SFE is a customer – whether residential, commercial or industrial – that imparts a demand on our water or wastewater systems similar to the demand of a family of four persons living in a single family house on a standard sized lot. One SFE is assumed to have a water demand of approximately 0.4 acre feet per year and to contribute wastewater flows of approximately 300 gallons per day. In the past two years, we have been providing an increasing amount of water to industrial customers in our service area and adjacent to our service areas in the oil and gas industry for the purpose of hydraulic fracturing. Oil and gas operators have leased more than 135,000 acres within and adjacent to our service areas for the purpose of exploring oil and gas interests in the Niobrara and other formations, and this activity has led to increased water demands.

We plan to utilize our significant water assets along with our adjudicated reservoir sites to provide wholesale water and wastewater services to local governmental entities, which in turn will provide residential/commercial water and wastewater services to communities along the eastern slope of Colorado in the area generally referred to as the Front Range. Principally we target the I-70 corridor, which is located east of downtown Denver and south of the Denver International Airport. This area is predominately undeveloped and is expected to experience substantial growth over the next 30 years. We also plan to continue to provide water service to commercial and industrial customers.

Agricultural Operations and Leasing

Based on total acreage, approximately 85% of our farm operations are managed through cash lease arrangements with local area farmers, whereby we charge a fixed fee to lease our land and the water for agricultural purposes to tenant farmers. Based on total acreage, approximately 15% of our farm operations are managed through crop share leases, pursuant to which we and the tenant farmer jointly share in the gross revenues generated from the crops grown under a 75% farmer, 25% landlord participation. The majority of crops grown on our farms are alfalfa, with a number of acres also planted in corn, sorghum, and wheat. On March 11, 2015, we entered into an agreement to sell our remaining 14,641 acres of farm land and water in the Arkansas Valley. The sale is subject to customary diligence and shareholder approval and is scheduled to close in June 2015.

We also own 931 acres of land along the I-70 corridor east of Denver, Colorado. We are currently leasing this land to an area farmer until such time as the property can be developed.

These land interests are described in the Arkansas River Assets and Sky Ranch sections of Note 4 - Water and Land Assets in Part II, Item 8 of the 2014 Annual Report.

Results of Operations

Executive Summary

The results of our operations for the three and six months ended February 28, 2015 and 2014 are as follows:

Summary Table 1a
	Three months ended February 28,
	2015	2014	Change	% Change
Millions of gallons of water delivered	29.8	34.6	(4.8)	-14%
Metered water usage revenues	$328,400	$392,800	$(64,400)	-16%
Operating costs to deliver water	$92,600	$111,000	$(18,400)	-17%
(excluding depreciation and depletion)
Water delivery gross margin %	72%	72%

Wastewater treatment revenues	$13,200	$12,300	$900	7%
Operating costs to treat wastewater	$6,500	$7,800	$(1,300)	-17%
Wastewater treatment gross margin %	51%	37%

Tap and specialty facility revenues	$13,900	$13,900	$-	0%

Farm operations revenues	$284,500	$306,600	$(22,100)	-7%
Farm operating costs	$20,400	$20,700	$(300)	-1%
Farm operations gross margin %	93%	93%
General and administrative expenses	$612,900	$685,000	$(72,100)	-11%
Net loss	$86,000	$456,000	$(370,000)	81%

Summary Table 1b
	Six months ended February 28,
	2015	2014	Change	% Change
Millions of gallons of water delivered	76.3	71.4	4.9	7%
Metered water usage revenues	$820,300	$714,400	$105,900	15%
Operating costs to deliver water	$229,400	$213,500	$15,900	7%
(excluding depreciation and depletion)
Water delivery gross margin %	72%	70%

Wastewater treatment revenues	$24,900	$22,100	$2,800	13%
Operating costs to treat wastewater	$12,800	$18,200	$(5,400)	-30%
Wastewater treatment gross margin %	49%	18%

Tap and specialty facility revenues	$27,900	$27,900	$-	0%

Farm operations revenues	$548,300	$526,900	$21,400	4%
Farm operating costs	$46,900	$41,400	$5,500	13%
Farm operations gross margin %	91%	92%
General and administrative expenses	$1,260,400	$1,304,900	$(44,500)	-3%
Net loss	$75,700	$1,302,500	$(1,226,800)	94%

Changes in Revenues

Metered Water Usage Revenues – Our water service charges include a fixed monthly fee and a fee based on actual amounts of water used, which is based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established based on the average rates and charges of three surrounding water providers.

Water deliveries decreased 14% and water revenues decreased 16% during the three months ended February 28, 2015, compared to the three months ended February 28, 2014. Water deliveries increased 7% and water revenues increased 15% during the six months ended February 28, 2015, compared to the six months ended February 28, 2014. Both the decreased and increased deliveries and sales are primarily the result of changes in demand of water sales to the oil and gas industry, which was used primarily to frack wells drilled in the Niobrara formation. Due to the difference in meter rates for fracking water compared to rates for tap customers, revenues received for fracking water have a greater margin. Increases and decreases in water deliveries charged at different rates will result in disproportionate increases and decreases in revenues.  The following table details the sources of our sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for the three and six months ended February 28, 2015 and February 28, 2014.

Table 2a - Water Revenue Summary
	Three months ended February 28,
	2015			2014
Customer Type	Sales	kgal	Average per kgal	Sales	kgal	Average per kgal
On Site	$26,400	2,507.9	$10.53	$23,200	3,096.9	$7.49
Export - Commercial	11,700	771.6	15.16	5,300	1,648.9	3.21
Fracking	290,300	26,533.7	10.94	364,300	34,734.3	10.49
	$328,400	29,813.2	$11.02	$392,800	39,480.1	$9.95

Table 2b - Water Revenue Summary
	Six months ended February 28,
	2015			2014
Customer Type	Sales	kgal	Average per kgal	Sales	kgal	Average per kgal
On Site	$58,000	6,128.5	$9.46	$50,200	8,190.0	$6.13
Export - Commercial	20,400	1,345.7	15.16	9,600	3,141.6	3.06
Fracking	741,900	68,820.2	10.78	654,600	63,952.9	10.24
	$820,300	76,294.4	$10.75	$714,400	75,284.5	$9.49

The gross margin on delivering water was 72% for each of the three months February 28, 2015 and 2014. The gross margin on delivering water increased to 72% during the six months ended February 28, 2015, from 70% during the six months ended February 28, 2014.

Wastewater Treatment Revenues – Our wastewater customer is charged based on the amount of wastewater treated.

Wastewater fees increased 35% and 13% during the three and months ended February 28, 2015, compared to the three and six months ended February 28, 2014, respectively. The increases were primarily the result of increased demand from our only wastewater customer. Our operating costs decreased due to the reclassification of expenses related to the District during 2014, which we had historically recorded under general and administrative expenses. Beginning in 2014 we have a new funding agreement with the District, under which we accrue funding provided to the District into a note.

Tap and Special Facility Revenues – We have various water and wastewater service agreements, a component of which may include tap fees and construction fees. We recognize water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2014 Annual Report) constructed to provide service to Arapahoe County, Colorado (the “County”). We recognized $3,600 and $7,200 of water tap fee revenues during each of the three and six months ended February 28, 2015 and 2014, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the “CAA,” which is described in Note 4 – Long-Term Obligations and Operating Lease to the accompanying consolidated financial statements.

We recognized $10,500 and $27,900 of “Special Facilities” (defined in the 2014 Annual Report) funding as revenue during each of the three and six months ended February 28, 2015 and February 28, 2014, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to a water service agreement as more fully described in Note 2 – Summary of Significant Accounting Policies to Part II, Item 8 of the 2014 Annual Report.

At February 28, 2015, we have deferred recognition of $1.2 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

On December 31, 2013, the District increased its water tap fees from $22,500 per SFE to $24,620 per SFE, and wastewater tap fees increased from $4,883 per SFE to $4,988 per SFE. We did not sell any water or wastewater taps during the three or six months ended February 28, 2015 or 2014.

Farm Operations Revenues – Our farming operations include revenues from leases on the farms we own in the Arkansas River Valley.

Lease income from our farming operations decreased by 7% during the three months ended February 28, 2015, compared to the three months ended February 28, 2014. The decrease was primarily the result of obtaining lower than expected yields on our crop share leases. Lease income from our farming operations increased by 4% during the six months ended February 28, 2015, compared to the six months ended February 28, 2014. The increase in lease income resulted from a discount provided under the leases in the prior fiscal period due to a drought, which we did not have to provide during the current fiscal period.

The following charts detail our farm revenue by lease type, acres, and the average revenue per acre for the three and six months ended February 28, 2015 and 2014.

Table 3a - Farm Summary
	Three Months Ended February 28,
	2015			2014
Lease Type	Sales	Acres	Average per Acre	Sales	Acres	Average per Acre
Arkansas Cash	$242,300	9,466	$25.60	$232,900	9,600	$24.26
Arkansas Pasture	2,600	1,126	2.31	3,200	1,130	2.83
Arkansas Water shares	17,400	N/A	N/A	25,800	N/A	N/A
Arkansas Crop Share	22,200	2,080	10.67	44,700	2,174	20.56
Arkansas Held for Sale	-	*	-	-	1,331	-
Arkansas Not Farmed	-	1,969	-	-	1,988	-
Sky Ranch	-	931	-	-	931	-
	$284,500	15,572	$18.27	$306,600	17,154	$17.87

Table 3b - Farm Summary
	Six Months Ended February 28,
	2015			2014
Lease Type	Sales	Acres	Average per Acre	Sales	Acres	Average per Acre
Arkansas Cash	$473,800	9,548	$49.62	$426,100	10,274	$41.47
Arkansas Pasture	5,100	1,129	4.52	6,600	1,320	5.00
Arkansas Water shares	36,800	N/A	N/A	50,300	N/A	N/A
Arkansas Crop Share	32,600	1,957	16.66	43,900	1,772	24.77
Arkansas Held for Sale	-	*	-	-	1,331	-
Arkansas Not Farmed	-	1,982	-	-	1,988	-
Sky Ranch	-	931	-	-	931	-
	$548,300	15,547	$35.27	$526,900	17,616	$29.91

(*) We anticipated selling approximately 640 acres as of February 28, 2015. Subsequent to the end of the fiscal quarter we entered into an agreement to sell our Arkansas agricultural portfolio.

General and Administrative Expenses

Significant balances classified as general and administrative (“G&A”) expenses for the three and six months ended February 28, 2015 and 2014, respectively were:

Table 4a - Signficant Balances in G&A
	Three months ended February 28,
	2015	2014	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$202,500	$197,800	$4,700	2%
Excluding share-based compensation	$138,700	$138,300	$400	0%
FLCC water assessment fees	$94,400	$71,700	$22,700	32%
Professional fees	$173,900	$288,900	$(115,000)	-40%
Fees paid to directors (including insurance)	$42,100	$31,800	$10,300	32%
Public entity related expenses	$17,800	$25,800	$(8,000)	-31%
Property taxes	$27,900	$-	$27,900	100%

Table 4b - Signficant Balances in G&A
	Six months ended February 28,
	2015	2014	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$404,200	$375,800	$28,400	8%
Excluding share-based compensation	$271,600	$261,500	$10,100	4%
FLCC water assessment fees	$169,100	$144,200	$24,900	17%
Professional fees	$398,200	$494,000	$(95,800)	-19%
Fees paid to directors (including insurance)	$70,700	$48,100	$22,600	47%
Public entity related expenses	$41,100	$42,500	$(1,400)	-3%
Property taxes	$68,100	$35,000	$33,100	95%

Salary and salary related expenses – Salary and salary related expenses including share-based compensation increased 2% and 8% for the three and six months ended February 28, 2015, as compared to the three and six months ended February 28, 2014. The increase was primarily due to the recognition of option expense on the grant of stock options to our non-employee directors, which was higher in 2015 due to the increase in stock price on the date of the option grants compared to 2014. The salary and salary related expenses noted above include $63,800 and $59,500 of share-based compensation expenses during the three months ended February 28, 2015 and 2014, respectively. The salary and salary related expenses noted above include $132,600 and $114,300 during the six months ended February 28, 2015 and 2014, respectively.

FLCC water assessment fees– Water assessment fees, which are mainly paid to the Fort Lyon Canal Company (“FLCC”), are the fees we pay for our share of the maintenance of the Fort Lyon Canal. The fees are approved by the shareholders of the FLCC. As of February 28, 2015, we hold approximately 18,448 (20%) of the voting shares of the FLCC. Assessments per share from the FLCC were $15, $16, and $22.50 for the calendar years 2013, 2014 and 2015, respectively. FLCC water assessment fees expense increased 32% and 17% during the three and six months ended February 28, 2015, as compared to the three and six months ended February 28, 2014, respectively, due to the increased assessment rate charged by the FLCC. This increase was partially offset by the fact that we owned less FLCC shares in 2015.

Professional fees (mainly accounting and legal) – Legal and accounting fees decreased 40% and 19% during the three and six months ended February 28, 2015, as compared to the three and six months ended February 28, 2014, respectively. The decrease was due to decreased legal fees related to litigation of approximately $145,800 and $121,700 for the three and six months ended February 28, 2015, compared to the three and six months ended February 28, 2014, respectively.

Fees paid to directors (including insurance)– Director’s fees, including D&O insurance, increased 32% and 47% for the three and six months ended February 28, 2015, as compared to the three and six months ended February 28, 2014, respectively. These fees vary due to timing of expenditures, but generally are expected to remain consistent year over year. Effective January 2014, the Company began expensing director’s fees on a monthly basis rather than in an annual lump sum as had been done in the past, which should reduce quarter to quarter variations.

Public entity expenses – Costs associated with corporate governance and costs associated with being a publicly traded entity decreased 31% and 3% for the three and six months ended February 28, 2015 as compared to the three and six months ended February 28, 2014, respectively. The fluctuations are due to the timing of filings, billings for services, and the changes in filing fees and compliance costs for filing with the Securities and Exchange Commission (the “SEC”).

Property taxes – We accrue property taxes associated with our farm land and our Sky Ranch property. The annual property taxes for calendar year 2014 (payable in 2015) are approximately $140,800. During the three months ended February 28, 2014, we did not accrue any property taxes as we had sufficient accrual previously recorded.

Other Income and Expense Items

Table 5a - Other Items
	Three Months Ended February 28,
	2015	2014	$ Change	% Change
Other income items:
Oil and gas lease income	$161,400	$106,800	$54,600	51%
Interest income	$11,600	$3,800	$7,800	205%

Other expense items:
Imputed interest	$-	$403,000	$(403,000)	-100%
Interest expense	$78,700	$60,400	$18,300	30%

Table 5b - Other Items
	Six Months Ended February 28,
	2015	2014	$ Change	% Change
Other income items:
Oil and gas lease income	$322,900	$106,800	$216,100	202%
Interest income	$14,800	$6,800	$8,000	118%

Other expense items:
Imputed interest	$23,800	$1,060,200	$(1,036,400)	-98%
Interest expense	$143,100	$124,500	$18,600	15%

The oil and gas lease income amounts represent a portion of the up-front payments we received on March 10, 2011, upon the signing of the Paid-Up Oil and Gas Lease (the “O&G Lease”) and Surface Use and Damage Agreement (the “Surface Use Agreement”). During fiscal year 2011, we received payments of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property. The income received was recognized in income ratably over the initial three-year term of the O&G Lease, which began on March 10, 2011. During February 2014, we received an additional payment of $1,243,400 to extend the initial term of the O&G Lease by an additional two years through February 2016. The income received for the extension is being recognized in income over the two-year extension term of the O&G Lease.

Interest income represents interest earned on the temporary investment of capital in available-for-sale securities, finance charges, and interest accrued on the note receivable from the District. The increase was primarily related to the receipt of interest on a certificate of deposit account that was opened during the three months ended August 31, 2014.

Prior to the settlement with HP A&M eliminating the Tap Participation Fee (“TPF”), imputed interest expense was related to the TPF payable to HP A&M. This represents the expensed portion of the difference between the estimated fair value of the payments to be made to HP A&M and the discounted present value of those payments imputed using the effective interest method. The decrease in the imputed interest expense is a result of the reduction in the TPF as a result of us exercising our remedies under the Arkansas River Agreement during fiscal year 2014, which is explained in greater detail in Note 4 – Long-Term Obligations and Operating Lease to the accompanying consolidated financial statements.

Interest expense is related to the interest accrued on the $5.9 million in our promissory notes issued and outstanding to acquire the HP A&M debt. We began acquiring these notes during the three months ended November 30, 2012 and continued acquiring promissory notes through May 2014.

Liquidity, Capital Resources and Financial Position

At February 28, 2015, our working capital, defined as current assets less current liabilities, was a deficit of $193,600, which included $834,300 in cash and cash equivalents. As of the date of the filing of this Quarterly Report on Form 10-Q, we have 300,000 shares of stock owned by HP A&M, which (pursuant to the settlement agreement), may be sold on behalf of HP A&M and the proceeds delivered to us, and an effective shelf registration statement pursuant to which we may elect to sell up to another $15 million of stock at any time and from time to time. We believe that as of the date of the filing of this Quarterly Report on Form 10-Q and as of February 28, 2015, we have sufficient working capital to fund our operations for the next fiscal year.

Sale of Farm Assets – As discussed in Note 11 – Subsequent Event, we have entered into an agreement to sell our Arkansas farm assets for approximately $53 million. See our Current Report on Form 8-K filed with the SEC on March 17, 2015, and, when filed with the SEC, our Definitive Proxy Statement on Schedule 14A for additional information.

Promissory Note Payable – During the six months ended February 28, 2015, we borrowed $4,450,000 from First National Bank of Las Animas. Proceeds from the loan were used to consolidate a number of the notes we had issued to purchase the defaulted notes payable by HP A&M and for working capital. The note has a 20-year term commencing October 27, 2014, requires semi-annual payments, and carries a 5.27% per annum rate for the first five years. The note is secured by a total of 3,596.8 acres, 3,282 FLCC shares, and an assignment of two HP A&M notes and deeds of trust with balances due of approximately $843,400, which are secured by 1,087.4 FLCC shares. After the first five years, the interest rate is subject to change (no more than annually) based on the changes in the First National Bank of Las Animas Ag/Real Estate Rate. We may pay the note in full at any time without penalty.

System Expansion – During the six months ended February 28, 2015, we spent approximately $529,900 to install pumping equipment, piping, and other infrastructure at our Sky Ranch water system and $177,400 in well, piping and other infrastructure at our Rangeview water system. Additionally, we invested approximately $1,156,800 in the Water Infrastructure Supply Efficiency partnership (“WISE”), as further discussed below, for the acquisition of an existing pipeline.

Arkansas River Valley Water Assets – The FLCC water assessments are the charges assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal. The water assessment payments are payable to the FLCC each calendar year. For the calendar year 2015, FLCC water assessments increased from $16 to $22.50 per share, which will increase our expenses by approximately $119,900 to $415,100, which will be expensed ratably during calendar 2015. For the calendar year 2014, FLCC water assessments increased from $15 to $16 per share, which increased our expenses by approximately $22,900 to $312,900, which were expensed ratably during calendar 2014. Our calendar year property taxes were approximately $137,000 and $150,500 for the calendar years 2015 and 2014, respectively. Based on these taxes, we are accruing monthly property taxes of approximately $11,400 and $11,700 for the calendar years 2015 and 2014, respectively.

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

South Metropolitan Water Supply Authority / WISE – The South Metropolitan Water Supply Authority (“SMWSA”) is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members. SMWSA members include 14 Denver area water providers in Arapahoe and Douglas Counties. The District became a member of SMWSA in 2009 in an effort to participate with other area water providers in developing regional water supplies along the Front Range. We entered into a Participation Agreement with the District on December 16, 2009, whereby we agreed to provide funding to the District in connection with its membership in the SMWSA. During the six months ended February 28, 2015, and 2014, we provided $600 and $80,000, respectively, of funding to the District pursuant to this Participation Agreement. For over three years, the SMWSA members have been working with Denver Water and Aurora Water on a cooperative water project known as the WISE, which seeks to develop regional infrastructure which would interconnect members’ water transmission systems to be able to develop additional water supplies from the South Platte River in conjunction with Denver Water and Aurora Water. In July of 2013, the District together with nine other SMWSA members formed the South Metro WISE Authority (“SMWA”) pursuant to the South Metro WISE Authority Formation and Organizational Intergovernmental Agreement (the “SM IGA”) to enable its members to participle in WISE. The SM IGA specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. On December 31, 2013, SMWA, Denver Water and the Aurora Water entered into the Amended and Restated WISE Partnership – Water Delivery Agreement (the “WISE Partnership Agreement”), which provides for the purchase of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities to deliver water to and among the ten members of the SMWA, Denver Water and Aurora. We have entered into the Rangeview/Cycle WISE Project Financing Agreement with the District (the “WISE Financing Agreement”) which obligates us to fund the District’s cost of participating in WISE. During the six months ended February 28, 2015, we made payments of $1,156,800 to purchase certain rights to use existing water transmission and related infrastructure acquired by WISE. We anticipate that we will be investing approximately $1.2 million per year for the next five years to fund the District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE. In exchange for funding the District’s obligations in WISE, we will have the sole right to use and reuse the District’s 7% share of the WISE water and infrastructure to provide water service to the District’s customers and to receive the revenue from such service. Upon completion in 2021, we expect to be entitled to approximately three million gallons per day of transmission pipeline capacity and 500 acre feet per year of water.

We are also funding of the District’s obligations to repay approximately $1.4 million borrowed by the District from certain SMWA members to finance the purchase of infrastructure for WISE pursuant to an agreement dated November 19, 2014 (the “Rangeview Funding Agreement”). The $1.4 million is repayable in equal annual installments over the next three years and accrues interest at the rate of 3% and is recorded as WISE funding obligation in our balance sheet.

Summary Cash Flows Table

Table 6 - Summary Cash Flows Table
	Six Months Ended February 28,
	2015	2014	$ Change	% Change
Cash (used) provided by:
Operating acitivites	$(662,200)	$(1,557,500)	$895,300	-57%
Investing activities	$(1,174,100)	$650,100	$(1,824,200)	-281%
Financing activities	$921,000	$(1,251,400)	$2,172,400	174%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services and leases on our farms, costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.

Cash used in operations in the six months ended February 28, 2015, decreased by $895,300 compared to the six months ended February 28, 2014, which was due mainly to the payment of accounts payable, which was partially offset by receipts from accounts receivable and decreases in operating losses.

We will continue to provide wholesale domestic and industrial water and wastewater services to customers in our service area and leasing our farms to local area farmers.

Changes in Investing Activities – Investing activities in the six months ended February 28, 2015, consisted of the investment in our water system of $1,872,500 and the purchase of equipment of $900, which were partially offset by the receipt of $699,800 from the sale of 299 acres of land along with 239 FLCC shares. Investing activities in the six months ended February 28, 2014, consisted primarily of the investment in our water system and purchase of assets of $519,100 and the purchase of equipment of $2,200, which were partially offset by the receipt of $1,171,505 from the sale of two of our farms.

Changes in Financing Activities – Financing activities in the six months ended February 28, 2015, consisted of the receipt of borrowings on promissory notes of $2.3 million, payments on the promissory notes of $1.4 million, and payments to contingent liability holders of $7,100. Financing activities in the six months ended February 28, 2014, consisted of payments on the promissory notes of $1,247,000 and payments to contingent liability holders of $4,500.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist entirely of the contingent portion of the CAA as described in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply to the accompanying financial statements.  The contingent liability is not reflected on our balance sheet because the obligation to pay the CAA is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.

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

Revenue Recognition

Our revenues consist mainly of monthly service fees, tap fees, construction fees, and beginning in fiscal year 2013, farm operations. Additionally, we receive other income from oil and gas leases on our properties. Monthly metered water usage fees and monthly wastewater treatment fees are recognized in income each month as earned.

As further described in Note 1 – Presentation of Interim Information to the accompanying financial statements, proceeds from tap sales and construction fees are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. We recognize tap fees derived from agreements for which we construct infrastructure owned by others as revenue, along with the associated costs of construction, pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the three months ended February 28, 2015 or 2014.

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

Pursuant to the O&G Lease, during each of the fiscal years ended August 31, 2011 and 2014, we received up-front payments of $1,243,400 from for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate we own at our Sky Ranch property. We are recognizing the up-front payments from the O&G Lease as income on a straight-line basis over three years (the initial term of the O&G Lease) and over two years (the extended term of the O&G Lease). During the fiscal year ended August 31, 2014, we received an up-front payment of $72,000 for the purpose of exploring for, developing, producing and marketing oil and gas on 40 acres of mineral estate we own adjacent to the Lowry Range (the “Rangeview Lease”). We recognized $161,400 and $106,800 during the three months ended February 28, 2015 and 2014, respectively, of lease income related to the up-front payments related to the O&G Lease and the Rangeview Lease. We recognized $322,900 and $213,500 during the six months ended February 28, 2015 and 2014, respectively, of lease income related to the up-front payments related to the O&G Lease and the Rangeview Lease.

Currently we lease our farms to local area farmers on both a cash and crop share lease basis. Our cash lease farmers are charged a fixed fee, which is billed semi-annually in March and November. During the November billing cycle, our cash lease billings include either a discount or a premium adjustment based on actual water deliveries by the FLCC. Our crop share lease fees are based on actual crop yields and are received upon the sale of the crops. All fees are estimated and recognized ratably on a monthly basis.

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

Our Front Range and Arkansas River Water Rights – We determine the undiscounted cash flows for our Denver based assets and the Arkansas River assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs, inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2014, and determined there were no material changes and that our Denver based assets and our Arkansas River assets are not impaired and their costs are deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g., Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. Our combined Rangeview Water Supply, Sky Ranch water and Arkansas River water assets have a carrying value of $91.9 million as of August 31, 2014. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $24,620 and estimated gross margins, we estimate that we would need to add 7,600 new water connections (requiring 5.7% of our portfolio) to generate net revenues sufficient to recover the costs of our Rangeview Water Supply and Arkansas River water assets. If tap fees increase 5%, we would need to add 7,200 new water taps (requiring 5.4% of our portfolio) to recover the costs of our Rangeview Water Supply and Arkansas River water assets. If tap fees decrease 5%, we would need to add 8,000 new water taps (requiring 5.9% of our portfolio) to recover the costs of our Rangeview Water Supply and Arkansas River water assets.

Although changes in the housing market throughout the Front Range have delayed our estimated tap sale projections, these changes do not alter our water ownership, nor our service obligations to existing properties or the number of SFEs we can service.

Management had identified approximately 640 acres of land and 572 FLCC shares associated with the land as held for sale. We have impaired these assets and recorded them as land and water held for sale. As discussed in Note 11 – Subsequent Events we have entered into an agreement to sell the remaining Arkansas farm assets for approximately $53 million, subject to certain adjustments. This agreement is subject to shareholder approval and the completion of due diligence. These assets remain as held for use by us and will remain in Water and Systems until shareholder approval and the completion of due diligence, at which time the assets will be transferred to Land and Water Held of Sale. The assets have a book value of approximately $69 million, or 68% of our total assets as of February 28, 2015. Upon shareholder approval and completion of the sale we will record a loss of approximately $16 million.

See our Current Report on Form 8-K filed with the SEC on March 17, 2015, and, when filed with the SEC, our Definitive Proxy Statement on Schedule 14A for additional information.

Tap Participation Fee

We own approximately 14,600 acres of irrigated land together with approximately 50,500 acre-feet of Arkansas River water rights from HP A&M. In addition to common stock issued to HP A&M to purchase these assets, we agreed to pay HP A&M a defined percentage of a defined number of water taps we sell from and after the date of the agreement with HP A&M. Pursuant to the settlement with HP A&M, the TPF has now been eliminated. The TPF was payable when we sold water taps and received funds from such water tap sales or other dispositions of property purchased in the HP A&M acquisition. The TPF liability was valued by estimating new home development in our service area over an estimated development period. This was done by utilizing third-party historical and projected housing and population growth data for the Denver metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver metropolitan area. This development pattern was then applied to projected future water tap fees determined by using historical water tap fee trends. Actual new home development in our service area and actual future tap fees inevitably will vary significantly from our estimates, which could have a material impact on our consolidated financial statements as well as our results of operations. An important component in our estimate of the value of the TPF, which was based on historical trends, was that we reasonably expected water tap fees to continue to increase in the coming years. Tap fees are market based and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees are thus partially indicative of the increasing value of our water assets.

During January 2015 we reached a settlement with HP A&M. Under the terms of the settlement agreement, HP A&M has relinquished all claims related to the TPF, and therefore, we have eliminated the TPF payable balance as of February 28, 2015.

Share-Based Compensation

We estimate the fair value of share-based payment awards made to key employees and directors on the date of grant using the Black-Scholes option-pricing model. We then expense the fair value over the vesting period of the grant using a straight-line expense model. The fair value of share-based payments requires management to estimate/calculate various inputs such as the volatility of the underlying stock, the expected dividend rate, the estimated forfeiture rate and an estimated life of each option. We do not expect any forfeiture of option grants; therefore, the compensation expense has not been reduced for estimated forfeitures. These assumptions are based on historical trends and estimated future actions of option holders and may not be indicative of actual events, which may have a material impact on our financial statements. For further details on share-based compensation expense, see Note 5 – Shareholders’ Equity to the accompanying financial statements.

Recently Adopted and Issued Accounting Pronouncements

See Note 1 – Presentation of Interim Information to the accompanying financial statements for recently adopted and issued accounting pronouncements.

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained in or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Forward-looking statements include, among others, statements we make regarding:

•	material changes to unrecognized tax positions;

•	impact of new accounting pronouncements;

•	receipt of the first priority payout under the CAA;

•	plans to sell land and water rights;

•	the timing and impact on our financial statements of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability;

•	expected increase in water tap fees;

•	utilization of our water assets;

•	growth in our targeted service area;

•	plans to continue to provide water and wastewater services to commercial and industrial customers, including oil and gas exploration and production companies;

•	plans to lease our farms;

•	sufficiency of our working capital to fund our operations for the next fiscal year;

•	expected property taxes for 2015;

•	consistency of director compensation;

•	the potential sale of approximately 14,600 acres of farm land and water assets in the Arkansas Valley to Arkansas River Farms, including the anticipated closing date of such sale;

•	deferred recognition of $1.2 million of water tap and construction fee revenue from the County;

•	impact of the increase in FLCC water assessments on our expenses and the timing of the recognition of such expenses;

•	anticipated sales price of assets held for sale;

•	costs associated with the use of the ECCV system;

•	investments over the next five years for the WISE project;

•	estimates associated with revenue recognition, asset impairments, and cash flows from our water assets;

•	completion of construction following receipt of construction fees;

•	variance in our estimates of future tap fees and future operating costs;

•	number of new water connections necessary to recover costs;

•	expected forfeitures of stock options;

•	objectives of our investment activities;

•	lack of fluctuation in interest rates on investments; and

•	timing of the recognition of income related to the O&G Lease.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation:

•	the inability to obtain shareholder approval or satisfy the other conditions to closing the proposed transaction with Arkansas River Farms;

•	unexpected costs associated with the proposed transaction with Arkansas River Farms;

•	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability;

•	population growth;

•	employment rates;

•	timing of oil and natural gas development in the areas where we sell our water;

•	general economic conditions;

•	the market price of water;

•	the market price of oil and natural gas;

•	the market price of alfalfa and other crops grown on our farms subject to crop share leases;

•	changes in customer consumption patterns;

•	changes in applicable statutory and regulatory requirements;

•	changes in governmental policies and procedures;

•	uncertainties in the estimation of water available under decrees;

•	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;

•	uncertainties in the estimation of the service life of our systems;

•	uncertainties in the estimation of costs of construction projects;

•	the strength and financial resources of our competitors;

•	our ability to find and retain skilled personnel;

•	climatic and weather conditions, including floods, droughts and freezing conditions;

•	labor relations;

•	turnover of elected and appointed officials and delays caused by political concerns and government procedures;

•	availability and cost of labor, material and equipment;

•	delays in anticipated permit and construction dates;

•	engineering and geological problems;

•	environmental risks and regulations;

•	our ability to raise capital;

•	our ability to negotiate contracts with new customers;

•	outcome of litigation and arbitration proceedings;

•	uncertainties in water court rulings;

•	our ability to collect on any judgments; and

•	the factors described under “Risk Factors” in our 2014 Annual Report.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of February 28, 2015, we own one certificate of deposit with a stated maturity date and locked interest rate. Therefore, we are not subject to interest rate fluctuations. We have no investments denominated in foreign country currencies and, therefore, our investments are not subject to foreign currency exchange risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of February 28, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

On May 14, 2013, Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (the “2013 COSO Framework”). The Company has transitioned to the 2013 COSO Framework. The implementation of the 2013 COSO Framework did not materially affect our internal control over financial reporting. No other changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.	Legal Proceedings

As previously reported on a Current Report on Form 8-K filed on February 3, 2015, we entered into a settlement agreement and release with HP A&M on January 29, 2015 (the “Settlement Agreement”). The Settlement Agreement settles all legal proceedings pending among us, our wholly-owned subsidiary PCY Holdings, LLC (“PCY Holdings”), and HP A&M, and releases any and all claims (i) that HP A&M and its affiliates may have against us and our affiliates and (ii) that the we and our affiliates may have against HP A&M and its affiliates, including but not limited to claims that were or could have been based on the Arkansas River Agreement. The Settlement Agreement resulted in the dismissal of all claims asserted by the parties in the following lawsuits:

•
HP A&M v. Petty Fritz, as Public Trustee for the County of Bent, Colorado, and PCY Holdings, Colorado Court of Appeals, Case No. 2014CA00010 (on appeal from the Bent County District Court, Case No. 2013CV30041, filed September 16, 2013), in which HP A&M is appealing the trial court’s ruling denying (i) a declaratory judgment that HP A&M was entitled to redeem four properties from foreclosure sales in which PCY Holdings was the successful bidder and (ii) preliminary and permanent injunctions against the Public Trustee to prevent the Public Trustee from issuing confirmation deeds for the foreclosure sales to PCY Holdings or anyone other than HP A&M.

•
PCY Holdings v. HP A&M, Bent County District Court, Case No. 2013CV30053, filed on December 23, 2013, in which PCY Holdings was seeking removal of lis pendens filed by HP A&M against the four farms which are the subject of the above-referenced appellate action.

•
Pure Cycle Corporation v. HP A&M, Denver County District Court, Case No. 2014CV31595, filed on April 4, 2014, alleging HP A&M breached the Arkansas River Agreement, Seller Pledge Agreement and Property Management Agreement, among other ways, by failing to (i) pay, perform and discharge its obligations when due or otherwise pursuant to the Excluded Indebtedness, (ii) cure defaults under the notes and deeds of trust applicable to the Excluded Indebtedness, and (iii) use Net Revenue, pursuant to the Property Management Agreement, to pay Excluded Indebtedness.

•
PCY Holdings (substituted for Donald L. Spady) v. HP A&M, Community Banks of Colorado, a division of NBH Bank, NA; Bent County Public Trustee, Petty Fritz; us; and all Unknown Persons who Claim any Interest in the Subject Matter of this Action, Bent County District Court, Case No. 2014CV30019, filed on July 17, 2014, in which PCY Holdings is seeking a judicial foreclosure of a note and deed of trust defaulted upon by HP A&M and the recovery of damages (the “Foreclosure Suit”).

In exchange for settling these lawsuits, the Settlement Agreement provides for, among other things, (i) HP A&M’s relinquishment of the Tap Participation Fee; (ii) the sale of 300,000 shares of the Company’s common stock owned by HP A&M, with the proceeds to be delivered to the Company; (iii) the assignment of HP A&M’s (75%) mineral interests in the Arkansas River properties to the Company; and (iv) the release of all lis pendens filed by HP A&M against the Company’s properties.

On March 20, 2015, PCY Holdings settled the remaining claims in the Foreclosure Suit against NBH Bank, N.A. for $10,000.

Item 6.	Exhibits

Exhibits

4.1	Specimen Stock Certificate*

10.1
Settlement Agreement and Mutual Release, dated January 29, 2015, by and between High Plains A&M, LLC, Pure Cycle Corporation and PCY Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2015).

10.2
Purchase and Sale Agreement among Pure Cycle Corporation, PCY Holdings, LLC and Arkansas River Farms, LLC, dated March 11, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 17, 2015).

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following financial information from our Quarterly Report on Form 10-Q for the period ended February 28, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the consolidated balance sheets as of February 28, 2015 and August 31, 2014, (ii) the consolidated statements operations for the three and six months ended February 28, 2015 and 2014, (iii) the consolidated statements of shareholders’ equity and comprehensive loss as of February 28, 2015, (iv) the consolidated statements of cash flows for the six months ended February 28, 2015 and 2014, and (v) the notes to the consolidated financial statements, tagged in accordance with Rule 406T.*+

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

April 8, 2015