Form 10-Q
period 2015-05-31
PURE CYCLE CORP
filed 2015-07-08
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2015
or
___	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 7, 2015:

Common stock, 1/3 of $.01 par value	24,037,598
(Class)	(Number of Shares)

PURE CYCLE CORPORATION
INDEX TO MAY 31, 2015 FORM 10-Q

Page
PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 6 – Exhibits	38

Signatures	39

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:	May 31, 2015	August 31, 2014
Current assets:	(unaudited)
Cash and cash equivalents	$743,388	$1,749,558
Trade accounts receivable	521,351	1,626,090
Sky Ranch receivable	134,415	50,915
Land and water held for sale	-	699,826
Prepaid expenses	622,688	336,867
Total current assets	2,021,842	4,463,256

Investments in water and water systems, net	94,944,350	90,823,916
Land - Sky Ranch	3,659,952	3,662,754
Land and water held for sale	1,500,000	1,500,000
Note receivable - related party:
Rangeview Metropolitan District, including accrued interest	674,334	568,022
HP A&M receivable	-	7,069,511
Other assets	94,438	86,363
Total assets	$102,894,916	$108,173,822

LIABILITIES:
Current liabilities:
Accounts payable	$551,712	$1,379,647
Current portion of promissory notes payable	848,325	925,980
WISE funding obligation	280,000	-
Accrued liabilities	145,696	257,893
Deferred revenues	132,371	65,124
Deferred oil and gas lease payment	516,195	645,720
Total current liabilities	2,474,299	3,274,364

Deferred revenues, less current portion	1,125,244	1,167,095
Deferred oil and gas lease payment, less current portion	25,000	379,765
Promissory notes payable, less current portion	4,737,847	4,032,227
WISE funding obligation, less current portion	1,120,000	-
Participating Interests in Export Water Supply	346,986	354,628
Tap Participation Fee payable to HP A&M,
net of nil and $4.1 million discount, respectively	-	7,935,262
Total liabilities	9,829,376	17,143,341

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $.001 per share, 25 million shares authorized;
432,513 shares issued and outstanding
(liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized;
24,037,598 shares outstanding both periods presented	80,130	80,130
Collateral stock	(1,407,000)	-
Additional paid-in capital	172,281,895	168,794,396
Accumulated deficit	(77,889,918)	(77,844,478)
Total shareholders' equity	93,065,540	91,030,481
Total liabilities and shareholders’ equity	$102,894,916	$108,173,822

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Revenues:
Metered water usage	$73,477	$314,231	$893,746	$1,028,641
Wastewater treatment fees	12,293	11,366	37,224	33,472
Special facility funding recognized	10,377	10,377	31,131	31,131
Water tap fees recognized	3,574	3,574	10,721	10,721
Farm operations	270,582	328,801	818,925	855,686
Other	20,639	10,200	89,490	33,275
Total revenues	390,942	678,549	1,881,237	1,992,926

Expenses:
Water service operations	(73,679)	(94,058)	(303,110)	(307,526)
Wastewater service operations	(9,265)	(6,442)	(22,075)	(24,680)
Farm operations	(23,131)	(23,020)	(70,001)	(64,418)
Depletion and depreciation	(42,072)	(38,345)	(130,802)	(109,052)
Other	(14,746)	(12,295)	(35,771)	(33,289)
Total cost of revenues	(162,893)	(174,160)	(561,759)	(538,965)
Gross margin	228,049	504,389	1,319,478	1,453,961

General and administrative expenses	(524,688)	(848,326)	(1,785,093)	(2,153,217)
Depreciation	(44,706)	(7,157)	(128,108)	(30,087)
Operating loss	(341,345)	(351,094)	(593,723)	(729,343)

Other income (expense):
Oil and gas lease income, net	161,430	149,930	484,290	363,440
Oil and gas royalty income, net	262,097	-	262,097	-
Easement income	-	87,409	-	85,591
Interest income	14,374	17,293	29,209	24,103
Other	12,471	15,372	18,418	57,356
Interest expense	(78,780)	(51,309)	(221,915)	(175,783)
Interest imputed on the Tap Participation Fee
payable to HP A&M	-	(248,847)	(23,816)	(1,309,085)
Net income (loss)	$30,247	$(381,246)	$(45,440)	$(1,683,721)
Net income (loss) per common share – basic and diluted	*	$(0.02)	*	$(0.07)

Weighted average common shares outstanding – basic and diluted	24,037,598	24,037,598	24,037,598	24,037,598

* Amount is less than $0.01 per share

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Nine months ended May 31, 2015
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Collateral	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
August 31, 2014 balance:	432,513	$433	24,037,598	$80,130	$168,794,396	$-	$(77,844,478)	$91,030,481
Share-based compensation	–	–	–	–	186,296	–	–	186,296
Net reduction in Tap Participation Fee
liability and HP A&M receivable resulting from settlement of the Arkansas River Agreement	–	–	–	–	3,301,203	–	–	3,301,203
Collateral stock	–	–	–	–	–	(1,407,000)	–	(1,407,000)
Net loss	–	–	–	–	–	–	(45,440)	(45,440)
May 31, 2015 balance:	432,513	$433	24,037,598	$80,130	$172,281,895	$(1,407,000)	$(77,889,918)	$93,065,540

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended May 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(45,440)	$(1,683,721)
Adjustments to reconcile net loss to net cash
used in operating activities:
Imputed interest on Tap Participation Fee payable to HP A&M	23,816	1,309,085
Depreciation and depletion	258,909	139,139
Investment in Well Enhancement Recover Systems, LLC	1,565	(37,193)
Stock-based compensation expense	186,296	183,090
Interest income and other non-cash items	(315)	(315)
Interest added to receivable from Rangeview Metropolitan District	(10,812)	(9,005)
Changes in operating assets and liabilities:
Trade accounts receivable	1,104,739	(15,595)
Sky Ranch receivable	(83,500)	6,388
Prepaid expenses	(285,821)	(102,600)
Receivable from HP A&M	(63,777)	(593,415)
Note receivable - related party: Rangeview Metropolitian District	(95,500)	-
Accounts payable and accrued liabilities	(940,132)	682,131
Interest accrued on agriculture land promissory notes	(46,745)	(84,784)
Deferred revenues	25,396	38,517
Deferred oil and gas lease	(484,290)	880,000
Net cash (used in) provided by operating activities	(455,611)	711,722

Cash flows from investing activities:
Investments in water, water systems, and land	(1,900,267)	(915,896)
Purchase of property and equipment	(17,186)	(2,250)
Proceeds from sale of farm land	699,826	3,919,265
Net cash (used in) provided by investing activities	(1,217,627)	3,001,119

Cash flows from financing activities:
Payments to contingent liability holders	(7,642)	(4,360)
Proceeds from borrowings on promissory notes payable	2,311,656	-
Payments made on promissory notes payable	(1,636,946)	(3,280,729)
Net cash provided by (used in) financing activities	667,068	(3,285,089)
Net change in cash and cash equivalents	(1,006,170)	427,752
Cash and cash equivalents – beginning of period	1,749,558	2,448,363
Cash and cash equivalents – end of period	$743,388	$2,876,115

SUPPLEMENTAL DISCLSOURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Net reduction in Tap Participation Fee liability, HP A&M
receivable, collateral stock and mineral rights received as
result of settlement of the Arkansas River Agreement	$1,894,203	$47,953,580
Assets acquired through WISE funding obligation	$1,400,000	$-

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The May 31, 2015 consolidated balance sheet, the consolidated statements of operations for the three and nine months ended May 31, 2015 and 2014, respectively, the consolidated statement of shareholders’ equity for the nine months ended May 31, 2015, and the consolidated statements of cash flows for the nine months ended May 31, 2015 and 2014, respectively, have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at May 31, 2015, and for all periods presented.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a high quality financial institution. At various times during the nine months ended May 31, 2015, the Company’s main operating account exceeded federally insured limits.

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

Long-Term Financial Liabilities – The Comprehensive Amendment Agreement No. 1 (the “CAA”) is comprised of a recorded balance and an off-balance sheet or “contingent” obligation associated with the Company’s acquisition of its “Rangeview Water Supply” (defined in Note 4 – Water and Land Assets to the 2014 Annual Report). The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (defined in Note 4 – Water and Land Assets to the 2014 Annual Report). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value. The CAA is described further in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015

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

Receivable from HP A&M – In conjunction with High Plains A&M, LLC (“HP A&M”) defaulting on certain promissory notes in fiscal year 2012, the Company had the right to collect from HP A&M any amounts the Company spent to cure the defaulted notes. Accordingly, through the date of the settlement the Company had recorded the entire amount of the HP A&M notes at default as well as expenses incurred to cure the defaults as a receivable from HP A&M less proceeds received from the sale of shares pledged by HP A&M as security. As described further in Note 9 – Litigation Loss Contingencies, the Company has settled its claims against HP A&M relating to the defaults on these promissory notes and the Company has written off the receivable from HP A&M.

Promissory Notes Payable – During fiscal year 2013, the Company began acquiring the defaulted and non-defaulted promissory notes that were payable by HP A&M. The majority of the notes issued by the Company to acquire the HP A&M notes have a five-year term, bear interest at an annual rate of five percent and require semi-annual payments with a straight-line amortization schedule. The carrying value of the notes payable approximate the fair value as the rates are comparable to market rates.

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

As described further in Note 4, in December 2014, the District entered into an agreement to finance approximately $1.4 million of the purchase of certain WISE (defined in Note 4 below) infrastructure. The $1.4 million is repayable in equal annual installments over the next three years and accrues interest at the rate of 3%. The carrying value of this obligation approximates the fair value as the rate is comparable to market rates.

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

Tap Participation Fee

This note should be read in conjunction with Note 4 – Long-Term Obligations and Operating Lease and Note 9 – Litigation Loss Contingencies below.

Pursuant to the Asset Purchase Agreement dated May 10, 2006 (the “Arkansas River Agreement”), the Company was obligated to pay HP A&M a defined percentage of a defined number of water tap fees the Company receives after the date of the Arkansas River Agreement. A Tap Participation Fee (“TPF”) was due and payable once the Company had sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the three or nine months ended May 31, 2015 or 2014. As further discussed in Note 9 – Litigation Loss Contingencies, the Company has settled its claims against HP A&M relating to the defaults, and the parties have eliminated the TPF.

Prior to the settlement, the Company imputed interest expense on the unpaid TPF using the effective interest method over an estimated period that is utilized in the valuation of the liability. The Company did not impute interest during the three months ended May 31, 2015. The Company imputed interest of $248,800 during the three months ended May 31, 2014. The Company imputed interest of $23,800 and $1,309,100 during the nine months ended May 31, 2015 and 2014, respectively.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015

As a result of the Company’s settlement with HP A&M, no water taps remain subject to the TPF as of May 31, 2015. As of August 31, 2014, there were 2,184 water taps subject to the TPF.

Revenue Recognition

Wholesale Water and Wastewater Fees – Monthly wholesale water usage charges are assessed to the Company’s customers based on actual metered usage each month plus a base monthly service fee. The Company recognizes wholesale water usage revenues upon delivering water to its customers or its governmental customer’s end-use customers, as applicable. The water revenues recognized by the Company are shown gross of royalties to the State of Colorado Board of Land Commissioners (the “Land Board”) and, when applicable, amounts retained by the District. The Company recognized $73,500 and $314,200 of metered water usage revenues during the three months ended May 31, 2015 and 2014, respectively. The Company recognized $893,700 and $1,028,600 of metered water usage revenues during the nine months ended May 31, 2015 and 2014, respectively.

The Company recognizes wastewater treatment fees monthly based on usage. The monthly wastewater treatment fees are shown net of amounts retained by the District. The Company recognized $12,300 and $11,400 of wastewater treatment fees during the three months ended May 31, 2015 and 2014, respectively. The Company recognized $37,200 and $33,500 of wastewater treatment fees during the nine months ended May 31, 2015 and 2014, respectively. Costs of delivering water and providing wastewater services to customers are recognized as incurred.

Tap and Construction Fees – The Company has various water and wastewater service agreements, a component of which may include tap and construction fees. The Company recognizes water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in Part I, Item 1 of the 2014 Annual Report) constructed to provide service to Arapahoe County, Colorado (the “County”). The Company recognized $3,600 of water tap fee revenues during each of the three months ended May 31, 2015 and 2014, respectively. The Company recognized $10,700 of water tap fee revenues during each of the nine months ended May 31, 2015 and 2014, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the Land Board and amounts paid to third parties pursuant to the CAA as further described in Note 4 – Long-Term Obligations and Operating Lease below.

The Company recognized $10,400 of “Special Facilities” (defined in Part I, Item 1 of the 2014 Annual Report) funding as revenue during each of the three months ended May 31, 2015 and 2014, respectively. The Company recognized $31,100 of Special Facilities funding as revenue during each of the nine months ended May 31, 2015 and 2014, respectively. This is the ratable portion of the Special Facilities funding proceeds received from water agreements as more fully described in Note 2 – Summary of Significant Accounting Policies to the 2014 Annual Report.

As of May 31, 2015, and August 31, 2014, the Company has deferred recognition of approximately $1,183,200 and $1,232,200, respectively, of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

Agriculture Farming Operations – The Company leases its Arkansas River water and land to area farmers who actively farm the properties. The Company records farm lease income ratably each month based on estimated annual lease income the Company anticipates collecting from its land and water leases. The Company records these amounts as receivables, less an estimated allowance for uncollectible accounts. The allowance as of May 31, 2015 and August 31, 2014, was determined by the Company’s specific review of all past due accounts. The Company has recorded allowances for doubtful accounts totaling $26,300 as of May 31, 2015 and August 31, 2014. As of May 31, 2015, the Company has recorded deferred revenue of $74,400 on its farm income related to billings for future periods. As of August 31, 2014, the Company has accrued a receivable of $79,000 of farm income related to future billings. The Company manages the farm lease business as a separate line of business from the wholesale water and wastewater business.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015

Royalty and Other Obligations

Revenues from the sale of Export Water are shown net of royalties payable to the Land Board. Revenues from the sale of water on the “Lowry Range” (described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2014 Annual Report) are shown net of the royalties to the Land Board and the amounts retained by the District.

Oil and Gas Lease Payments

As further described in Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2014 Annual Report, on March 10, 2011, the Company entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”), a wholly owned subsidiary of Anadarko Petroleum Company. In December 2012, the O&G Lease was purchased by a wholly owned subsidiary of ConocoPhillips Company. Pursuant to the O&G Lease, during the year ended August 31, 2011, the Company received an up-front payment of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its “Sky Ranch” property (described in Note 4 – Water and Land Assets to the 2014 Annual Report). The Company began recognizing the up-front payments as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. The Company received an additional payment of $1,243,400 during February 2014 to extend the O&G Lease an additional two years through February 2016, which will be recognized as income on a straight-line basis over two years (the extension term of the O&G Lease). During the fiscal year ended August 31, 2014, the Company received an up-front payment of $72,000 for the purpose of exploring for, developing, producing, and marketing oil and gas on 40 acres of mineral estate the Company owns adjacent to the Lowry Range (the “Rangeview Lease”). During the three months ended May 31, 2015 and 2014, the Company recognized $161,400 and $149,900, respectively, of lease income related to the up-front payments received pursuant to the O&G Lease and the Rangeview Lease. During the nine months ended May 31, 2015 and 2014, the Company recognized $484,300 and $363,400, respectively, of lease income related to the up-front payments received pursuant to the O&G Lease and the Rangeview Lease.

As of May 31, 2015 and August 31, 2014, the Company has deferred recognition of $541,200 and $1,025,500, respectively, of income related to the O&G Lease and the Rangeview Lease, which will be recognized into income ratably through February 2016 and July 2017, respectively.

During the three and nine months ended May 31, 2015, two wells were drilled within the Company’s mineral interest.  Beginning in March 2015 both wells were placed into service and began producing oil and gas and accruing royalties to the Company.  In May 2015, certain gas collection infrastructure was extended to the property to allow the collection of gas from the wells and accrual of royalties attributable to gas production. During the three and nine months ended May 31, 2015, the Company received $262,100 in royalties attributable to these two wells.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015

Share-Based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company records share-based compensation costs as expense over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options has no impact on the income tax provisions. The Company recognized $53,700 and $68,800 of share-based compensation expense during the three months ended May 31, 2015 and 2014, respectively. The Company recognized $186,300 and $183,100 of share-based compensation expense during the nine months ended May 31, 2015 and 2014, respectively.

Income Taxes

The Company uses a "more-likely-than-not" threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits as of May 31, 2015.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal year 2012 through fiscal year 2014. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At May 31, 2015, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three or nine months ended May 31, 2015 or 2014.

Income (Loss) per Common Share

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 328,600 and 380,100 common share equivalents were outstanding as of May 31, 2015 and 2014, respectively, and have been included in the calculation of net income per common share but excluded from the calculation of loss per common share as their effect is anti-dilutive.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the NASDAQ Stock Market. The Company had one of these instruments as of May 31, 2015 and August 31, 2014.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had no Level 2 assets or liabilities as of May 31, 2015 or August 31, 2014.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability as of August 31, 2014, the TPF liability, which is described in greater detail in Note 4 – Long-Term Obligations and Operating Lease below. The Company had no Level 3 assets or liabilities as of May 31, 2015.

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

Although not required, the Company deems the following table, which presents the changes in the TPF for the nine months ended May 31, 2015, to be helpful to the users of its consolidated financial statements:

	Fair Value Measurement using Significant Unobservable Inputs (Level 3)
	Gross Estimated Tap Participation Fee Liability	Tap Participation Fee Reported Liability	Discount - to be imputed as interest expense in future periods
Balance at August 31, 2014	$12,038,300	$7,935,300	$4,103,000
Total gains and losses (realized and unrealized):	-	-	-
Imputed interest recorded as "Other Expense"	-	23,800	(23,800)
Purchases, sales, issuances, payments, reductions resulting from foreclosures, and HP A&M settlement	(12,038,300)	(7,959,100)	(4,079,200)
Transfers in and/or out of Level 3	-	-	-
Balance at May 31, 2015	$-	$-	$-

NOTE 3 – WATER AND LAND ASSETS

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2014 Annual Report. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the nine months ended May 31, 2015.

The Company’s Investment in Water and Water Systems consists of the following costs and accumulated depreciation and depletion at May 31, 2015 and August 31, 2014:

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015

	May 31, 2015		August 31, 2014
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Arkansas River Valley assets	$68,821,400	$(1,488,600)	$67,746,400	$(1,488,600)
Rangeview water supply	14,444,600	(8,600)	14,444,600	(8,400)
Sky Ranch water rights and other costs	6,551,400	(170,100)	6,004,000	(93,000)
Fairgrounds water and water system	2,899,900	(776,700)	2,899,900	(710,600)
Rangeview water system	1,270,100	(99,900)	1,148,200	(77,900)
Water supply – other	3,668,800	(167,900)	1,050,200	(90,900)
Totals	97,656,200	(2,711,800)	93,293,300	(2,469,400)
Net investments in water and water systems	$94,944,400		$90,823,900

Capitalized terms in this section not defined herein are defined in Note 4 – Water and Land Assets to the 2014 Annual Report.

Depletion and Depreciation. The Company recorded depletion charges of $500 and $100 during the three month periods ended May 31, 2015 and 2014, respectively. The Company recorded depletion charges of $6,700 and $300 during the nine months ended May 31, 2015 and 2014, respectively. During the three and nine months ended May 31, 2015, this related to the Rangeview and Sky Ranch water supplies, and during the three and nine months ended May 31, 2014, this related entirely to the Rangeview Water Supply. No depletion is taken against the Arkansas River assets because the water at this location was not being utilized for municipal purposes as of May 31, 2015.

The Company recorded $86,300 and $45,400 of depreciation expense during the three months ended May 31, 2015 and 2014, respectively. The Company recorded $252,200 and $138,800 of depreciation expense during the nine months ended May 31, 2015 and 2014, respectively.

Land and Water Shares Held for Sale. During fiscal year 2012, management decided to sell certain farms in order to have liquidity sufficient to acquire the notes defaulted upon by HP A&M and to meet the future obligations on the promissory notes the Company intended to issue as consideration to purchase the notes owed by HP A&M. Management planned to sell approximately 1,603 acres of land along with 3,397 Fort Lyon Canal Company (“FLCC”) shares associated with this land.

Through August 31, 2014, the Company completed sales of approximately 1,886 acres of land and 2,982 FLCC shares associated with the land and, in November 2014, completed sales of approximately 299 acres of land along with 239 FLCC shares associated with the land. Management believes that the November 2014 sale completed the sales cycle related to the land held for sale as of August 31, 2012.

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

Sale of Arkansas River Valley Assets. On March 11, 2015, the Company and Arkansas River Farms, LLC, a newly formed Colorado limited liability company (“Arkansas River Farms”), an affiliate of C&A Companies, Inc., a Colorado corporation, and Resource Land Holdings, L.L.C., a Colorado limited liability company, entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”). The Purchase and Sale Agreement originally provided that, upon the terms and subject to the conditions set forth in the Purchase and Sale Agreement, the Company will sell approximately 14,641 acres of real property located in Bent, Otero and Prowers Counties, Colorado, together with certain rights, easements, and benefits appurtenant to the land, including all improvements, all sand and gravel, 25% of the Company’s mineral rights, water rights (including 18,448.44 shares of stock in the FLCC and 45 shares of stock in the Lower Arkansas Water Management Association), and all water taps and rights to acquire water taps associated with the land and the wells located on the land, to Arkansas River Farms for approximately $53 million in cash, subject to such amendments to the Purchase and Sale Agreement as may be approved by the board of directors. The Purchase and Sale Agreement was amended after the end of the quarter to, among other things, reduce the purchase price to approximately $46 million and to remove the Company's mineral rights from the sale, See Note 11 – Subsequent Event. The Purchase and Sale Agreement has been approved by the Board and the shareholders of the Company.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015

The Company will continue to operate the assets as held for use and will continue to lease the farms to area farmers until the sale has been completed. The assets will remain in Investments in Water and Water Systems until the terms of the agreement are satisfied at which time it will be transferred to Land and Water Held for Sale. The assets being sold have a book value of approximately $69 million, or 68% of Pure Cycle’s total assets as of May 31, 2015. Upon satisfaction of the terms of the agreement, the Company will record a loss, which is expected to be approximately $23 million, of the difference between the book value and the closing amount.

See Exhibit 10.4 filed herewith and the Company’s Current Reports on Form 8-K filed with the SEC on March 17, 2015, May 21, 2015, June 19, 2015, and June 24, 2015 and the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 27, 2015, for additional information.

NOTE 4 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

The Participating Interests in Export Water Supply is and prior to the Company’s settlement, the TPF payable to HP A&M was an obligation of the Company that had no scheduled maturity date. Therefore, these liabilities are not disclosed in tabular format, but they are described below.

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

From time to time the Company repurchased various portions of the CAA obligations retaining their original priority. In July 2014, the Land Board relinquished its approximately $2.4 million of CAA interests to the Company as part of the settlement of the 2011 lawsuit filed by the Company and the District against the Land Board. As a result, during the fourth quarter of the fiscal year ended August 31, 2014, the Company recorded a gain on the extinguishment of participating interests of the CAA of approximately $832,100. The Company did not make any CAA acquisitions during the nine months ended May 31, 2015 or 2014.

As a result of the acquisitions, the relinquishment by the Land Board, and the sale of Export Water, as detailed in the table below, the remaining potential third party obligation at May 31, 2015, is approximately $1 million, and the Company has the right to approximately $29.8 million:

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third Party Obligation	Paticipating Interests Liability	Contingency
Original balances	$–	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2014:
Acquisitions	–	28,077,500	(28,077,500)	(9,790,000)	(18,287,500)
Relinquishment		2,386,400	(2,386,400)	(832,100)	(1,554,300)
Option payments - Sky Ranch
and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees *	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	360,900	(262,200)	(98,700)	(34,300)	(64,400)
Balance at August 31, 2014	1,004,300	30,004,800	1,017,100	354,600	662,500
Fiscal 2015 activity:
Export Water sale payments	184,200	(162,300)	(21,900)	(7,600)	(14,300)
Balance at May 31, 2015	$1,188,500	$29,842,500	$995,200	$347,000	$648,200

* The Arapahoe County tap fees are net of $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities that call for payments to CAA holders in order of their priority. This means the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive approximately $6 million of the first priority payout (the remaining entire first priority payout totals approximately $6.8 million as of May 31, 2015).

Arkansas River Agreement Obligations

As discussed in Note 9 – Litigation Loss Contingencies, as a result of the settlement of litigation with HP A&M, the TPF liability was eliminated on the date of settlement, January 29, 2015.

Initially the obligation was to pay 10% of the Company’s gross proceeds, or the equivalent thereof, from the sale of 40,000 water taps sold after the date of the Arkansas River Agreement. The 40,000 water taps were eliminated as a result of (i) sales of Arkansas River Valley land in 2006 and 2009; (ii) the sale of unutilized water rights owned by the Company in the Arkansas River Valley in 2007; (iii) the election made by HP A&M, effective September 1, 2011, pursuant to the Arkansas River Agreement, to increase the TPF percentage from 10% to 20%, and to take a corresponding 50% reduction in the number of taps subject to the TPF; (iv) the allocation of 26.9% of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expenses for managing the leases and a reasonable overhead allocation) received by HP A&M from management of the farm leasing operations from September 1, 2011 to August 3, 2012 prior to termination of the Property Management Agreement; (v) the reduction of 19,044 taps as the result of foreclosures on certain farms pursuant to the remedies outlined in the Arkansas River Agreement (2,233 in fiscal year 2013, 15,010 in fiscal year 2014, and 1,801 in fiscal year 2015); and (vi) the settlement reached with HP A&M in January 2015.

The fair value of the TPF liability through the date of the settlement was an estimate prepared by management of the Company. The fair value of the liability was based on discounted estimated cash flows subject to the TPF calculated by projecting future annual water tap sales for the number of taps subject to the TPF at the date of valuation. Future cash flows from water tap sales were estimated by utilizing the following historical information, where available:

•	New homes constructed in the area known as the 11-county “Front Range” of Colorado from the 1980s through the valuation date;
•	New home construction patterns for large master planned housing developments along the Front Range;
•	Population growth rates for Colorado and the Front Range; and
•	The Consumer Price Index since the 1980s to project estimated future water tap fees.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015

Utilizing this historical information, the Company projected an estimated new home development pattern in its targeted service area sufficient to cover the sale of the water taps subject to the TPF at the date of the revaluation, August 31, 2014. The estimated proceeds generated from the sale of those water taps resulted in estimated payments to HP A&M over the life of the projected development period of $2 million. The estimated payments to HP A&M were then discounted to the current valuation date, and the difference between the amount reflected on the Company’s balance sheet at the valuation date and the total estimated payments were imputed as interest expense over the estimated development time using the effective interest method. The implied interest rate for the most recent valuation was 3.4%.

As of August 31, 2014, 2,184 taps (approximately $7.9 million of the TPF) remained subject to the TPF.

HP A&M relinquished all rights to the TPF pursuant to the settlement agreement the Company reached during January 2015. As a result, the TPF was eliminated during the three months ended February 28, 2015. The Company recorded the decreases in the TPF payable as an equity transaction due to the related party nature of the original transaction of approximately $6.2 million in the three months ended November 30, 2014 and the remaining approximately $1.7 million upon final settlement.  For a more detailed discussion of the valuation of the TPF, see Note 7 – Long-Term Debt and Operating Lease in Part II, Item 8 of the 2014 Annual Report.  For further discussion of the settlement agreement, see Note 9 – Litigation and Loss Contingencies below.

Promissory Notes Payable – Prior to settlement with HP A&M, approximately 60 of the 80 properties the Company originally acquired from HP A&M were subject to outstanding promissory notes payable to third parties that were secured by deeds of trust on the Company’s properties and water rights, as well as mineral interests. HP A&M defaulted on all of the promissory notes. HP A&M owed approximately $9.6 million of principal and accrued interest as of September 1, 2012. These promissory notes were secured by approximately 14,000 acres of land and 16,882 FLCC shares owned by the Company.

As a result of HP A&M’s default and the Company’s settlement with HP A&M, the Company has certain notes totaling approximately $5.8 million, including accrued interest of $34,100 as of May 31, 2015 attributable to its farms.  The Company borrowed $4,450,000 from the First National Bank of Las Animas in exchange for a note that has a 20 year term commencing October 27, 2014, requires semi-annual payments, and carries a 5.27% per annum interest rate for the first five years.  The note is secured by a total of 3,596.8 acres, and 4,369.4 FLCC shares.  After the first five years, the interest rate on the note is subject to change (no more often than annually) based on the changes in the First National Bank of Las Animas Ag/Commercial Real Estate Rate.  The Company may pay the note in full at any time without penalty.  Additionally, the Company has 16 mortgages for an aggregate total of approximately $1,350,000, which have five-year terms, require semi-annual payments, and carry a 5% per annum interest rate. These notes are secured by a total of 3,860.9 acres, and 4,793 FLCC shares.

The amount owed on the Company’s notes is approximately $5.6 million, including accrued interest of $34,100, and approximately $5 million, including accrued interest of $80,800, at May 31, 2015 and August 31, 2014, respectively.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015

Future Maturities

Mortgage notes payable, mainly bear interest at 5%, 5-year term; one note in amount of $4.45 million has 20-year term	$5,586,200
Less: current portion	(848,300)
Total long-term mortgage payable	$4,737,900

Future long-term maturities
2016	578,600
2017	369,000
2018	166,200
2019	157,100
2020	169,800
Post 2020	3,297,200
Total	$4,737,900

WISE Partnership

During December 2014, the Company, through the District, consented to the waiver of all contingencies set forth in the Amended and Restated WISE Partnership – Water Delivery Agreement, dated December 31, 2013 (the “WISE Partnership Agreement”), among the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”), the City of Aurora acting by and through its Utility Enterprise (“Aurora Water”), and the South Metro WISE Authority (“SMWA”). The SMWA was formed by the District and nine other governmental or quasi-governmental water providers pursuant to the South Metro WISE Authority Formation and Organizational Intergovernmental Agreement, dated December 31, 2013 (the “SM IGA”), to enable the members of SMWA to participate in the regional water supply project known as the Water Infrastructure Supply Efficiency partnership (“WISE”) created by the WISE Partnership Agreement. The SM IGA specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. The WISE Partnership Agreement provides for the purchase of certain infrastructure (i.e., pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. Certain infrastructure has been constructed and other infrastructure will be constructed over the next several years.

By consenting to the waiver of the contingencies set forth in the WISE Partnership Agreement, pursuant to the terms of the Rangeview/Pure Cycle WISE Project Financing Agreement (the “WISE Financing Agreement”) between the Company and the District, the Company has an agreement to fund the District’s participation in WISE effective as of December 22, 2014. The Company’s cost of funding the District’s purchase of its share of existing infrastructure and future infrastructure for WISE is projected to be approximately $7 million over the next five years, which includes funding of approximately $1.2 million annually over the next five years and funding of the District’s obligations to repay approximately $1.4 million borrowed by the District from certain SMWA members to finance the purchase of infrastructure for WISE pursuant to an agreement dated November 19, 2014 (the “Rangeview Funding Agreement”). The $1.4 million is repayable in equal annual installments over the next three years and accrues interest at the rate of 3% and is recorded in WISE Funding Obligation and in Investments in Water and Water Systems on the Company’s consolidated balance sheet.

Operating Lease

Effective January 2015, the Company entered into an operating lease for approximately 2,500 square feet of office and warehouse space. The lease has a one-year term with payments of $3,000 per month.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015

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

The following table summarizes the combined stock option activity for the 2004 Equity Plan and 2014 Incentive Plan for the nine months ended May 31, 2015:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Oustanding at beginning of period	315,000	$5.76
Granted	26,000	4.17
Exercised	-	-
Forfeited or expired	(12,500)	7.21
Outstanding at May 31, 2015	328,500	$4.99	6.42	$82,270

Options exercisable at May 31, 2015	235,833	$4.83	5.56	$97,117

The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan as of and for the nine months ended May 31, 2015:

	Number of Options	Weighted-Average Grant Date Fair Value
Non-vested options oustanding at beginning of period	99,167	$4.85
Granted	26,000	2.78
Vested	(32,500)	4.19
Forfeited	-	-
Non-vested options outstanding at May 31, 2015	92,667	$4.29

The Company calculated the fair value of the options granted during January 2015 at approximately $72,000, using the Black Scholes option pricing model with the following variables: weighted average exercise price of $4.17 (which was the closing sale price of common stock on the date of grant); estimated option lives of 10 years; weighted average risk free interest rate of 1.77%; weighted average stock price volatility of 57.45%; and an estimated forfeiture rate of 0%.

All non-vested options are expected to vest. The total fair value of options vested during the nine months ended May 31, 2015 and May 31, 2014 was $136,300 and $76,800, respectively.

Stock-based compensation expense was $53,700 and $68,800 for the three months ended May 31, 2015 and 2014, respectively. Stock-based compensation expense was $186,300 and $183,100 for the nine months ended May 31, 2015 and 2014, respectively.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015

At May 31, 2015, the Company had unrecognized expenses relating to non-vested options that are expected to vest totaling $220,900, which options have a weighted average life of less than three years. The Company has not recorded any excess tax benefits to additional paid-in capital.

NOTE 6 – RELATED PARTY TRANSACTIONS

On December 16, 2009, the Company entered into a Participation Agreement with the District, whereby the Company agreed to provide funding to the District in connection with the District’s membership in the South Metro Water Supply Authority (“SMWSA”). The Company provided $78,700 and $70,800 of funding to the District pursuant to the Participation Agreement during the nine months ended May 31, 2015 and 2014, respectively. These amounts were expensed as general and administrative expenses at the time of funding. On November 10, 2014, the Company entered into a WISE Financing Agreement with the District, whereby the Company agreed to fund the District’s cost of participating in a regional water supply project known as the WISE partnership. Pursuant to the WISE Financing Agreement, the Company made payments of $1,156,800 during the nine months ended May 31, 2015, to purchase certain rights to use existing water transmission and related infrastructure acquired by WISE and is recorded as Investment in Water and Water Systems on the Company’s balance sheet. The Company estimates that it will be required to invest approximately $1.2 million per year over the next five years for additional payments for the water transmission line and additional facilities, water and related assets for WISE.

In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at May 31, 2015) and matured on December 31, 2014. The Company extended the maturity date of the loan to December 31, 2020. Beginning in January 2014, the District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% and shall remain in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect. The $674,300 balance of the note receivable at May 31, 2015, includes borrowings of $324,800 and accrued interest of $349,500.

NOTE 7 – SIGNIFICANT CUSTOMERS

The Company sells wholesale water and wastewater services to the District pursuant to the Rangeview Water Agreements (defined in Note 4 – Water and Land Assets to the 2014 Annual Report). Sales to the District accounted for 48% and 12% of the Company’s total water and wastewater revenues for the three months ended May 31, 2015 and 2014, respectively. Sales to the District accounted for 13% and 11% of the Company’s total water and wastewater revenues for the nine months ended May 31, 2015 and 2014, respectively. The District has one significant customer. Pursuant to the Rangeview Water Agreements, the Company is providing water and wastewater services to this customer on behalf of the District. The District’s significant customer accounted for 40% and 10% of the Company’s total water and wastewater revenues for the three months ended May 31, 2015 and 2014, respectively. The District’s significant customer accounted for 11% and 9% of the Company’s total water and wastewater revenues for the nine months ended May 31, 2015 and 2014, respectively.

Revenues related to the provision of water to one customer in the oil and gas industry accounted for 46% and 84% of the Company’s water and wastewater revenues for the three months ended May 31, 2015 and 2014, respectively. Revenues related to the provision of water to one customer in the oil and gas industry accounted for 83% and 86% of the Company’s water and wastewater revenues for the nine months ended May 31, 2015 and 2014, respectively.

The Company had accounts receivable from the District that accounted for 10% and 5% of the Company’s trade receivables balances at May 31, 2015 and August 31, 2014, respectively. Accounts receivable from the District’s largest customer accounted for 9% and 4% of the Company’s trade receivables as of May 31, 2015 and August 31, 2014, respectively. Accounts receivable from industrial water sales accounted for less than 1% and 75% of the Company’s trade receivable balances at May 31, 2015 and August 31, 2014, respectively.

NOTE 8 – ACCRUED LIABILITIES

At May 31, 2015, the Company had accrued liabilities of $145,700, of which $59,500 was for estimated property taxes, $42,300 was for professional fees, $2,000 was for farm lease prepayments, and $41,900 was for operating payables.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015

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

On January 29, 2015, the Company and its wholly-owned subsidiary, PCY Holdings, LLC (“PCY Holdings”), entered into a comprehensive settlement agreement with HP A&M settling all remaining lawsuits among the parties. The agreement settles four lawsuits, including a lawsuit filed against HP A&M in the District Court, City and County of Denver, State of Colorado on April 4, 2014, alleging HP A&M breached the Arkansas River Agreement, Seller Pledge Agreement and Property Management Agreement, among other ways, by failing to (i) pay, perform and discharge its obligations when due or otherwise pursuant to the Excluded Indebtedness, (ii) cure defaults under the Notes and Deeds of Trust applicable to the Excluded Indebtedness, and (iii) use Net Revenue, pursuant to the Property Management Agreement, to pay Excluded Indebtedness. The agreement also settles a lawsuit pending before the Colorado Court of Appeals that HP A&M filed against PCY Holdings and the Public Trustee for the County of Bent, Colorado, seeking (i) a declaratory judgment that it is entitled to redeem the four properties from foreclosure sales by paying the amount of the outstanding debt, plus fees, which is the amount PCY Holdings bid in the sales, and (ii) preliminary and permanent injunctions against the Public Trustee preventing the Public Trustee from issuing confirmation deeds for the foreclosure sales to PCY Holdings or anyone other than HP A&M, and a related lawsuit in which PCY Holdings was seeking to remove lis pendens from the four properties.

In exchange for settling all lawsuits, the settlement agreement provides for (i) the relinquishment of the TPF, (ii) the sale of 300,000 shares of the Company’s common stock owned by HP A&M, with the proceeds to be delivered to the Company, (iii) the assignment of HP A&M’s (75%) mineral interests to the Company, (iv) the dismissal of all claims by HP A&M, and (v) the forgiveness by the Company of the HP A&M receivable.

The settlement has been executed and is reflected in the financial statements for the period ended May 31, 2015 as follows: (1) the value of the common shares to be sold on behalf of the Company pursuant to the settlement of $1,407,000 is recorded as collateral stock on the consolidated balance sheet as a contra-equity balance, (2) the mineral interests estimated to be $1,068,400 were recorded on the balance sheet as part of the Arkansas River Valley asset, (3) the TPF of $1,731,800 and the HP A&M receivable of $7,133,300 outstanding as of the date of settlement were reduced to nil and (4) the balance of $2,926,100 was recorded as an equity transaction resulting in a decrease to equity.

NOTE 10 – SEGMENT INFORMATION

The Company operates primarily in two lines of business: (i) the wholesale water and wastewater business; and (ii) the agricultural farming business. The Company provides wholesale water and wastewater services to customers using water rights owned by the Company and develops infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater. The Company’s agricultural business consists of the Company leasing its Arkansas River Valley land and water to area farmers under cash leases or in certain cases crop share leases. The following tables show information by operating segment for the three and nine months ended May 31, 2015 and 2014:

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015

Three Months Ended May 31, 2015

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total

Revenues	$85,800	$270,600	$34,500	$390,900
Gross (loss) profit	(39,300)	247,500	19,800	228,000
Depletion and depreciation	86,800	-	-	86,800
Other significant noncash items:
Stock-based compensation	-	-	53,700	53,700
TPF interest expense	-	-	-	-
Segment assets	93,561,100	8,396,400	937,400	102,894,900
Expenditures for segment assets	36,200	600	-	36,800

Three Months Ended May 31, 2014

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total

Revenues	$335,800	$328,800	$13,900	$678,500
Gross profit	184,700	305,800	13,900	504,400
Depletion and depreciation	7,200	-	-	7,200
Other significant noncash items:
Stock-based compensation	-	-	68,800	68,800
TPF interest expense	248,800	-	-	248,800
Segment assets	96,813,900	6,571,000	3,272,700	106,657,600
Expenditures for segment assets	399,000	-	-	399,000

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015

Nine Months Ended May 31, 2015

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total

Revenues	$931,000	$818,900	$131,300	$1,881,200
Gross profit	475,100	748,900	95,500	1,319,500
Depletion and depreciation	258,900	-	-	258,900
Other significant noncash items:
Stock-based compensation	-	-	186,300	186,300
TPF interest expense	23,800	-	-	23,800
Segment assets	93,561,100	8,396,400	937,400	102,894,900
Expenditures for segment assets	1,904,500	3,500	-	1,908,000

Nine Months ended May 31, 2014

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total

Revenues	$1,095,400	$855,700	$41,900	$1,993,000
Gross profit	620,800	791,300	41,900	1,454,000
Depletion and depreciation	30,100	-	-	30,100
Other significant noncash items:
Stock-based compensation	-	-	183,100	183,100
TPF interest expense	1,309,100	-	-	1,309,100
Segment assets	96,813,900	6,571,000	3,272,700	106,657,600
Expenditures for segment assets	918,100	-	-	918,100

NOTE 11 – SUBSEQUENT EVENT

On June 19, 2015, shareholders of the Company approved the sale of the Arkansas River Valley assets to Arkansas River Farms in accordance with the Purchase and Sale Agreement. The closing of the transaction remains subject to the completion of due diligence and the satisfaction of other conditions. Effective as of July 2, 2015, the parties entered into an amendment to the Purchase and Sale Agreement that, among other things, provides for the following:

•	The purchase price was reduced from approximately $53 million to $45.8 million, subject to adjustment in accordance with the terms of the Purchase and Sale Agreement, as amended;

•
Within two business days of the Company's delivery to the  title  company of certain closing documents approved by Arkansas River Farms, the remaining $975,000 of earnest money deposit shall be released to the Company, which deposit shall be non-refundable (subject to certain limited circumstances) and credited against the purchase price at closing;

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2015

•
The Company shall retain all rents and be responsible for all water assessments and property taxes for the farm operations through calendar 2015, whereas the Purchase and Sale Agreement had previously provided that such items would be prorated between the parties based on the timing of the closing within the year;

•	The portion of the oil, gas, natural gas, and hydrocarbons appurtenant to the land to be retained by the Company increased from 75% to 100%; and

•
For purposes of any adjustments to the purchase price, the multiplier for each Dry-up Share (as defined in Section 10 of the Fourth Amendment filed herewith as Exhibit 10.4) that Arkansas River Farms does not purchase (based on a determination that there is insufficient evidence to conclude that the obligation to dry-up the property and allow the Dry-Up Shares to be used elsewhere) was increased from $1,625 to $3,250.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” in our Annual Report on Form 10-K, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and periods that follow to differ materially from those expressed in or implied by those forward-looking statements. Readers are cautioned that forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with our disclosure under the heading “Disclosure Regarding Forward-Looking Statements” below.

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

Disclosure Regarding Forward-Looking Statements – an identification of forward-looking statements and a description of risks that could cause actual results to differ materially from those discussed in forward-looking statements.

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

We plan to utilize our significant water assets along with our adjudicated reservoir sites to provide wholesale water and wastewater services to local governmental entities, which in turn will provide residential/commercial water and wastewater services to communities along the eastern slope of Colorado in the area generally referred to as the Front Range. Principally we target the I-70 corridor, which is located east of downtown Denver and south of Denver International Airport. This area is predominately undeveloped and is expected to experience substantial growth over the next 30 years. We also plan to continue to provide water service to commercial and industrial customers.

Agricultural Operations and Leasing

Based on total acreage, approximately 73% of our farm operations are managed through cash lease arrangements with local area farmers, whereby we charge a fixed fee to lease our land and the water for agricultural purposes to tenant farmers. Based on total acreage, approximately 27% of our farm operations are managed through crop share leases, pursuant to which we and the tenant farmer jointly share in the gross revenues generated from the crops grown under a 75% farmer, 25% landlord participation. The majority of crops grown on our farms are alfalfa, with a number of acres also planted in corn, sorghum, and wheat. On March 11, 2015, we entered into an agreement to sell our remaining 14,641 acres of farm land and water in the Arkansas Valley. The sale is subject to customary diligence and is scheduled to close in August 2015.

We also own 931 acres of land along the I-70 corridor east of Denver, Colorado. We are currently leasing this land to an area farmer until such time as the property can be developed.

These land interests are described in the Arkansas River Assets and Sky Ranch sections of Note 4 – Water and Land Assets in Part II, Item 8 of the 2014 Annual Report.

Results of Operations

Executive Summary

The results of our operations for the three and nine months ended May 31, 2015 and 2014 are as follows:

Summary Table 1a
	Three months ended May 31,
	2015	2014	Change	% Change
Millions of gallons of water delivered	7.4	31.6	(24.2)	-77%
Metered water usage revenues	$73,500	$314,200	$(240,700)	-77%
Operating costs to deliver water	$73,700	$94,100	$(20,400)	-22%
(excluding depreciation and depletion)
Water delivery gross margin %	0%	70%

Wastewater treatment revenues	$12,300	$11,400	$900	8%
Operating costs to treat wastewater	$9,300	$6,400	$2,900	45%
Wastewater treatment gross margin %	24%	44%

Tap and specialty facility revenues	$14,000	$14,000	$-	0%

Farm operations revenues	$270,600	$328,800	$(58,200)	-18%
Farm operating costs	$23,100	$23,000	$100	0%
Farm operations gross margin %	91%	93%
General and administrative expenses	$524,700	$848,300	$(323,600)	-38%
Net income/(loss)	$30,200	$(381,200)	$411,400	108%

Summary Table 1b
	Nine months ended May 31,
	2015	2014	Change	% Change
Millions of gallons of water delivered	83.7	103.7	(20.0)	-19%
Metered water usage revenues	$893,700	$1,028,600	$(134,900)	-13%
Operating costs to deliver water	$303,100	$307,500	$(4,400)	-1%
(excluding depreciation and depletion)
Water delivery gross margin %	66%	70%

Wastewater treatment revenues	$37,200	$33,500	$3,700	11%
Operating costs to treat wastewater	$22,100	$24,700	$(2,600)	-11%
Wastewater treatment gross margin %	41%	26%

Tap and specialty facility revenues	$41,900	$41,900	$-	0%

Farm operations revenues	$818,900	$855,700	$(36,800)	-4%
Farm operating costs	$70,000	$64,400	$5,600	9%
Farm operations gross margin %	91%	92%
General and administrative expenses	$1,785,100	$2,153,200	$(368,100)	-17%
Net loss	$(45,400)	$(1,683,700)	$1,638,300	97%

Changes in Revenues

Metered Water Usage Revenues – Our water service charges include a fixed monthly fee and a fee based on actual amounts of water used, which is based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established based on the average rates and charges of three surrounding water providers.

Water deliveries and water revenues each decreased 77% during the three months ended May 31, 2015, compared to the three months ended May 31, 2014. Water deliveries decreased 19% and water revenues decreased 13% during the nine months ended May 31, 2015, compared to the nine months ended May 31, 2014. The decreases in water deliveries and revenues are primarily the result of a reduction in demand for water by the oil and gas industry, which was used primarily to frack wells drilled in the Niobrara formation. The decrease in the price of oil has caused oil and gas producers in the area to reduce drilling, which has in turn reduced demand for water. As a result of the difference in meter rates for fracking water compared to rates for tap customers, revenues received for fracking water have a greater margin. Increases and decreases in water deliveries charged at different rates will result in disproportionate increases and decreases in revenues.  The following table details the sources of our sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for the three and nine months ended May 31, 2015 and May 31, 2014.

Table 2a - Water Revenue Summary
	Three months ended May 31,
	2015			2014
Customer Type	Sales	kgal	Average per kgal	Sales	kgal	Average per kgal
On Site	$25,000	3,140.0	$7.96	$28,600	4,350.2	$6.57
Export - Commercial	7,700	489.4	15.73	7,500	487.2	15.39
Fracking	40,800	3,727.4	10.95	278,100	26,772.9	10.39
	$73,500	7,356.8	$9.99	$314,200	31,610.3	$9.94

Table 2b - Water Revenue Summary
	Nine months ended May 31,
	2015			2014
Customer Type	Sales	kgal	Average per kgal	Sales	kgal	Average per kgal
On Site	$83,000	9,268.5	$8.96	$78,800	12,540.2	$6.28
Export - Commercial	28,100	1,835.1	15.31	17,100	3,141.6	5.44
Fracking	782,600	72,547.6	10.79	932,700	88,054.4	10.59
	$893,700	83,651.2	$10.68	$1,028,600	103,736.2	$9.92

The gross margin on delivering water was nil and 70% for the three months ended May 31, 2015 and 2014, respectively. The gross margin on delivering water decreased to 66% during the nine months ended May 31, 2015, from 70% during the nine months ended May 31, 2014. The Company is obligated to pay certain lease and operating costs related to the ECCV system (defined under Liquidity, Capital Resources, and Financial Planning below) regardless of the Company’s water deliveries. The system costs approximately $9,500 per month to maintain without any production. We have not had production through the ECCV system since November 2014, which has negatively impacted our gross margin for the three and nine months ended May 31, 2015.

Wastewater Treatment Revenues – Our wastewater customer is charged based on the amount of wastewater treated.

Wastewater fees increased 8% and 11% during the three and nine months ended May 31, 2015, compared to the three and nine months ended May 31, 2014, respectively. The increases were primarily the result of increased demand from our only wastewater customer. Our operating costs decreased due to the reclassification of expenses related to the District during 2014, which expenses had historically been recorded under general and administrative expenses. Beginning in 2014 we have a new funding agreement with the District, under which we accrue funding provided to the District into a note.

Tap and Special Facility Revenues – We have various water and wastewater service agreements, a component of which may include tap fees and construction fees. We recognize water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2014 Annual Report) constructed to provide service to Arapahoe County, Colorado (the “County”). We recognized $3,600 and $10,700 of water tap fee revenues during each of the three and nine months ended May 31, 2015 and 2014, respectively. The water tap fees to be recognized over these periods are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the “CAA,” which is described in Note 4 – Long-Term Obligations and Operating Lease to the accompanying consolidated financial statements.

We recognized $10,400 and $31,100 of “Special Facilities” (defined in the 2014 Annual Report) funding as revenue during each of the three and nine months ended May 31, 2015 and 2014, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to a water service agreement as more fully described in Note 2 – Summary of Significant Accounting Policies to Part II, Item 8 of the 2014 Annual Report.

At May 31, 2015, we have deferred recognition of $1.2 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

On December 31, 2013, the District increased its water tap fees from $22,500 per SFE to $24,620 per SFE, and wastewater tap fees increased from $4,883 per SFE to $4,988 per SFE. We did not sell any water or wastewater taps during the three or nine months ended May 31, 2015 or 2014.

Farm Operations Revenues – Our farming operations include revenues from leases on the farms we own in the Arkansas River Valley.

Lease income from our farming operations decreased by 18% during the three months ended May 31, 2015, compared to the three months ended May 31, 2014. The decrease was primarily the result of us owning less farms and converting several of our farms to crop share leases. Lease income from our farming operations decreased by 4% during the nine months ended May 31, 2015, compared to the nine months ended May 31, 2014. The decrease in lease income is primarily the result of lower than expected yields on our crop share leases and an increase in the number of farms subject to crop share leases, which is partially offset by a discount provided under the leases in the prior fiscal period due to a drought, which we did not have to provide during the current fiscal period.

The following charts detail our farm revenue by lease type, acres, and the average revenue per acre for the three and nine months ended May 31, 2015 and 2014.

Table 3a - Farm Summary
	Three Months Ended May 31,
	2015			2014
Lease Type	Sales	Acres	Average per Acre	Sales	Acres	Average per Acre
Arkansas Cash	$183,400	7,367	$24.89	$232,400	9,610	$24.18
Arkansas Pasture	2,900	1,073	2.70	2,300	1,132	2.03
Arkansas Water shares	32,000	N/A	N/A	27,800	N/A	N/A
Arkansas Crop Share	52,300	4,144	12.62	66,300	2,174	30.50
Arkansas Held for Sale	-	*	-	-	-	-
Arkansas Not Farmed	-	2,021	-	-	1,988	-
Sky Ranch	-	931	-	-	931	-
	$270,600	15,536	$17.42	$328,800	15,835	$20.76

Table 3b - Farm Summary
	Nine Months Ended May 31,
	2015			2014
Lease Type	Sales	Acres	Average per Acre	Sales	Acres	Average per Acre
Arkansas Cash	$657,200	8,821	$74.50	$658,500	10,274	$64.09
Arkansas Pasture	8,000	1,111	7.20	8,900	1,320	6.74
Arkansas Water shares	68,800	N/A	N/A	78,100	N/A	N/A
Arkansas Crop Share	84,900	2,686	31.61	110,200	1,772	62.19
Arkansas Held for Sale	-	*	-	-	-	-
Arkansas Not Farmed	-	1,995	-	-	1,988	-
Sky Ranch	-	931	-	-	931	-
	$818,900	15,544	$52.68	$855,700	16,285	$52.55

(*) We anticipated selling approximately 640 acres as of May 31, 2015. During the third fiscal quarter we entered into an agreement to sell our Arkansas agricultural portfolio.

General and Administrative Expenses

Significant balances classified as general and administrative (“G&A”) expenses for the three and nine months ended May 31, 2015 and 2014, respectively were:

Table 4a - Signficant Balances in G&A
	Three months ended May 31,
	2015	2014	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$188,000	$201,600	$(13,600)	-7%
Excluding share-based compensation	$134,300	$132,800	$1,500	1%
FLCC water assessment fees	$105,300	$81,100	$24,200	30%
Professional fees	$74,000	$403,300	$(329,300)	-82%
Fees paid to directors (including insurance)	$27,800	$27,400	$400	1%
Public entity related expenses	$19,300	$30,000	$(10,700)	-36%
Property taxes	$35,900	$13,500	$22,400	166%

Table 4b - Signficant Balances in G&A
	Nine months ended May 31,
	2015	2014	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$592,100	$577,400	$14,700	3%
Excluding share-based compensation	$405,800	$394,300	$11,500	3%
FLCC water assessment fees	$274,400	$225,300	$49,100	22%
Professional fees	$472,300	$897,400	$(425,100)	-47%
Fees paid to directors (including insurance)	$98,500	$75,500	$23,000	30%
Public entity related expenses	$60,400	$72,600	$(12,200)	-17%
Property taxes	$104,000	$48,500	$55,500	114%

Salary and salary related expenses – Salary and salary related expenses including share-based compensation decreased 7% and increased 3% for the three and nine months ended May 31, 2015, as compared to the three and nine months ended May 31, 2014, respectively. The changes were primarily due to the recognition of option expense on the grant of stock options to our non-employee directors, which varied based on stock price on the date of the option grants compared to 2014. The salary and salary related expenses noted above include $53,700 and $68,800 of share-based compensation expenses during the three months ended May 31, 2015 and 2014, respectively. The salary and salary related expenses noted above include $186,300 and $183,100 during the nine months ended May 31, 2015 and 2014, respectively.

FLCC water assessment fees – Water assessment fees, which are mainly paid to the Fort Lyon Canal Company (“FLCC”), are the fees we pay for our share of the maintenance of the Fort Lyon Canal. The fees are approved by the shareholders of the FLCC. As of May 31, 2015, we hold approximately 18,448 (20%) of the voting shares of the FLCC. Assessments per share from the FLCC were $15, $16, and $22.50 for the calendar years 2013, 2014 and 2015, respectively. FLCC water assessment fees increased 30% and 22% during the three and nine months ended May 31, 2015, as compared to the three and nine months ended May 31, 2014, respectively, due to the increased assessment rate charged by the FLCC. This increase was partially offset by the fact that we owned fewer FLCC shares in 2015.

Professional fees (mainly accounting and legal) – Legal and accounting fees decreased 82% and 47% during the three and nine months ended May 31, 2015, as compared to the three and nine months ended May 31, 2014, respectively. The decrease was due to decreased legal fees related to litigation of approximately $348,900 and $470,600 for the three and nine months ended May 31, 2015, compared to the three and nine months ended May 31, 2014, respectively.

Fees paid to directors (including insurance) – Director’s fees, including D&O insurance, increased 1% and 30% for the three and nine months ended May 31, 2015, as compared to the three and nine months ended May 31, 2014, respectively. These fees vary due to timing of expenditures, but generally are expected to remain consistent year over year. Effective January 2014, the Company began expensing director’s fees on a monthly basis rather than in an annual lump sum as had been done in the past, which should reduce quarter to quarter variations.

Public entity expenses – Costs associated with corporate governance and costs associated with being a publicly traded entity decreased 36% and 17% for the three and nine months ended May 31, 2015 as compared to the three and nine months ended May 31, 2014, respectively. The fluctuations are due to the timing of filings, billings for services, and the changes in filing fees and compliance costs for filing with the Securities and Exchange Commission (the “SEC”).

Property taxes – We accrue property taxes associated with our farm land and our Sky Ranch property. The annual property taxes for calendar year 2014 (payable in 2015) are approximately $140,800. Property taxes during the three and nine months ended May 31, 2014 were lower as the result of an excess accrual related to our Sky Ranch property that we did not need to pay as the result of the property being treated as agricultural for property tax assessment purposes.

Other Income and Expense Items

Table 5a - Other Items
	Three Months Ended May 31,
	2015	2014	$ Change	% Change
Other income items:
Oil and gas lease income	$161,400	$149,900	$11,500	8%
Oil and gas royalty income	$262,100	$-	$262,100	100%
Interest income	$14,400	$17,300	$(2,900)	-17%

Other expense items:
Imputed interest	$-	$248,800	$(248,800)	-100%
Interest expense	$78,800	$51,300	$27,500	54%

Table 5b - Other Items
	Nine Months Ended May 31,
	2015	2014	$ Change	% Change
Other income items:
Oil and gas lease income	$484,300	$363,400	$120,900	33%
Oil and gas royalty income	$262,100	$-	$262,100	100%
Interest income	$29,200	$24,100	$5,100	21%

Other expense items:
Imputed interest	$23,800	$1,309,100	$(1,285,300)	-98%
Interest expense	$221,900	$175,800	$46,100	26%

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

The oil and gas royalty income represents amounts received pursuant to the O&G Lease. The amount included royalties from oil production from commencement of each well through May 15, 2015, which represents approximately three months of production.  The first well generated royalty revenue of approximately $204,300, 20% gross (net of taxes), based on the Company’s 3/8ths interest of the total production of this 1,280 acre pooled mineral estate.  The 10,000 foot horizontal well recorded production of approximately 68,000 barrels for the period.  The second well generated royalty revenue of approximately $57,800, 20% gross (net of taxes), based on the Company’s 1/8ths interest of the total production of this 1,280 acre pooled mineral estate.  This 10,000 foot horizontal well recorded production of approximately 58,700 barrels for the period.  The gas collection infrastructure has been extended to these wells and the gas product is now being collected and will begin generating royalties during the next reporting period. During fiscal 2014 there were no producing wells.

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

Interest expense is related to the interest accrued on the $5.6 million in our promissory notes issued and outstanding to acquire the HP A&M debt. We began acquiring these notes during the three months ended November 30, 2012 and continued acquiring promissory notes through May 2014.

Liquidity, Capital Resources and Financial Position

At May 31, 2015, our working capital, defined as current assets less current liabilities, was a deficit of $452,500, which included $743,400 in cash and cash equivalents. As of the date of the filing of this Quarterly Report on Form 10-Q, we have 300,000 shares of stock owned by HP A&M, which (pursuant to the settlement agreement) may be sold on behalf of HP A&M and the proceeds delivered to us, and an effective shelf registration statement pursuant to which we may elect to sell up to another $15 million of stock at any time and from time to time. We believe that as of the date of the filing of this Quarterly Report on Form 10-Q and as of May 31, 2015, we have sufficient working capital to fund our operations for the next fiscal year.

Sale of Farm Assets – We entered into an agreement to sell our Arkansas farm assets for approximately $53 million on March 11, 2015. As discussed in Note 3 – Water and Land Assets and Note 11 – Subsequent Event, effective July 2, 2015, the agreement was amended to provide for, among other things, the following:

•	The purchase price was reduced from approximately $53 million to $45.8 million, subject to adjustment in accordance with the terms of the Purchase and Sale Agreement, as amended;

•
Within two business days of our delivery to the  title company of certain closing documents approved by Arkansas River Farms, the remaining $975,000 of earnest money deposit shall be released to us, which deposit shall be non-refundable (subject to certain limited circumstances) and credited against the purchase price at closing;

•
We shall retain all rents and be responsible for all water assessments and property taxes for the farm operations through calendar 2015, whereas the Purchase and Sale Agreement had previously provided that such items would be prorated between the parties based on the timing of the closing within the year;

•	The portion of the oil, gas, natural gas, and hydrocarbons appurtenant to the land to be retained by us increased from 75% to 100%; and

•
For purposes of any adjustments to the purchase price, the multiplier for each Dry-up Share (as defined in Section 10 of the Fourth Amendment) that Arkansas River Farms does not purchase (based on a determination that there is insufficient evidence to conclude that the obligation to dry-up the property and allow the Dry-Up Shares to be used elsewhere) was increased from $1,625 to $3,250.

The foregoing description is qualified in its entirety by the terms of the amendment, a copy of which is filed herewith as Exhibit 10.4 and incorporated herein by reference. See our Current Reports on Form 8-K filed with the SEC on March 17, 2015, May 21, 2015, June 19, 2015, and June 24, 2015, and our Definitive Proxy Statement on Schedule 14A filed with the SEC on March 27, 2015, for additional information.

Promissory Note Payable – We have promissory notes totaling approximately $5.6 million, including accrued interest of $34,100 as of May 31, 2015, attributable to our farms.  We borrowed $4,450,000 from the First National Bank of Las Animas in exchange for a note that has a 20 year term commencing October 27, 2014, requires semi-annual payments, and carries a 5.27% per annum interest rate for the first five years.  The note is secured by a total of 3,596.8 acres, and 4,369.4 FLCC shares.  After the first five years, the interest rate on the note is subject to change (no more often than annually) based on the changes in the First National Bank of Las Animas Ag/Commercial Real Estate Rate.  We may pay the note in full at any time without penalty.  Additionally, we have 16 mortgages for an aggregate total of approximately $1,350,000, which have five-year terms, require semi-annual payments, and carry a 5% per annum interest rate. These notes are secured by a total of 3,860.9 acres, and 4,793 FLCC shares.

System Expansion – During the nine months ended May 31, 2015, we spent approximately $547,400 to install pumping equipment, piping, and other infrastructure at our Sky Ranch water system and $176,900 in well, piping and other infrastructure at our Rangeview water system. Additionally, we invested approximately $1,156,800 in the Water Infrastructure Supply Efficiency partnership (“WISE”), as further discussed below, for the acquisition of an existing pipeline.

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

South Metropolitan Water Supply Authority / WISE – The South Metropolitan Water Supply Authority (“SMWSA”) is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members. SMWSA members include 14 Denver area water providers in Arapahoe and Douglas Counties. The District became a member of SMWSA in 2009 in an effort to participate with other area water providers in developing regional water supplies along the Front Range. We entered into a Participation Agreement with the District on December 16, 2009, whereby we agreed to provide funding to the District in connection with its membership in the SMWSA. During the nine months ended May 31, 2015, and 2014, we provided $78,700 and $70,800, respectively, of funding to the District pursuant to this Participation Agreement. For over three years, the SMWSA members have been working with the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”) and the City of Aurora acting by and through its Utility Enterprise (“Aurora Water”) on a cooperative water project known as WISE, which seeks to develop regional infrastructure that would interconnect members’ water transmission systems to be able to develop additional water supplies from the South Platte River in conjunction with Denver Water and Aurora Water. In July of 2013, the District together with nine other SMWSA members formed the South Metro WISE Authority (“SMWA”) pursuant to the South Metro WISE Authority Formation and Organizational Intergovernmental Agreement (the “SM IGA”) to enable its members to participle in WISE. The SM IGA specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. On December 31, 2013, SMWA, Denver Water and Aurora Water entered into the Amended and Restated WISE Partnership – Water Delivery Agreement (the “WISE Partnership Agreement”), which provides for the purchase of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities to deliver water to and among the ten members of the SMWA, Denver Water and Aurora Water. We have entered into the Rangeview/Cycle WISE Project Financing Agreement with the District (the “WISE Financing Agreement”), which obligates us to fund the District’s cost of participating in WISE. During the nine months ended May 31, 2015, we made payments of $1,156,800 to purchase certain rights to use existing water transmission and related infrastructure acquired by WISE. We anticipate that we will be investing approximately $1.2 million per year for the next five years to fund the District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE. In exchange for funding the District’s obligations in WISE, we will have the sole right to use and reuse the District’s 7% share of the WISE water and infrastructure to provide water service to the District’s customers and to receive the revenue from such service. Upon completion in 2021, we expect to be entitled to approximately three million gallons per day of transmission pipeline capacity and 500 acre feet per year of water.

We are also funding the District’s obligations to repay approximately $1.4 million borrowed by the District from certain SMWA members to finance the purchase of infrastructure for WISE pursuant to an agreement dated November 19, 2014 (the “Rangeview Funding Agreement”). The $1.4 million is repayable in equal annual installments over the next three years and accrues interest at the rate of 3% and is recorded as WISE Funding Obligation on our balance sheet.

Summary Cash Flows Table

Table 6 - Summary Cash Flows Table
	Nine Months Ended May 31,
	2015	2014	$ Change	% Change
Cash (used in) provided by:
Operating acitivites	$(455,600)	$711,700	$(1,167,300)	-164%
Investing activities	$(1,217,600)	$3,001,100	$(4,218,700)	-141%
Financing activities	$667,100	$(3,285,100)	$3,952,200	120%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services and from leases on our farms, costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.

Cash used in operations in the nine months ended May 31, 2015, increased by $1,167,300 compared to the nine months ended May 31, 2014, which was due mainly to the payment of accounts payable, which was partially offset by receipts from accounts receivable and decreases in operating losses.

Changes in Investing Activities – Investing activities in the nine months ended May 31, 2015, consisted of the investment in our water system of $1,900,300 and the purchase of equipment of $17,200, which were partially offset by the receipt of $699,800 from the sale of 299 acres of land along with 239 FLCC shares. Investing activities in the nine months ended May 31, 2014, consisted of receipts of $3,919,300 for the sale of some of our farms, which was partially offset by the investment in our water system and purchase of assets of $915,900 and the purchase of equipment of $2,200.

Changes in Financing Activities – Financing activities in the nine months ended May 31, 2015, consisted of the receipt of borrowings on promissory notes of $2.3 million, payments on the promissory notes of $1.6 million, and payments to contingent liability holders of $7,600. Financing activities in the nine months ended May 31, 2014, consisted of payments on the promissory notes of $3,280,800 and payments to contingent liability holders of $4,400.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

As further described in Note 1 – Presentation of Interim Information to the accompanying financial statements, proceeds from tap sales and construction fees are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. We recognize tap fees derived from agreements for which we construct infrastructure owned by others as revenue, along with the associated costs of construction, pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the three or nine months ended May 31, 2015 or 2014.

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

Pursuant to the O&G Lease, during each of the fiscal years ended August 31, 2011 and 2014, we received up-front payments of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate we own at our Sky Ranch property. We are recognizing the up-front payments from the O&G Lease as income on a straight-line basis over three years (the initial term of the O&G Lease) and over two years (the extended term of the O&G Lease). During the fiscal year ended August 31, 2014, we received an up-front payment of $72,000 for the purpose of exploring for, developing, producing and marketing oil and gas on 40 acres of mineral estate we own adjacent to the Lowry Range (the “Rangeview Lease”). We recognized $161,400 and $149,900 during the three months ended May 31, 2015 and 2014, respectively, of lease income in connection with the up-front payments received pursuant to the O&G Lease and the Rangeview Lease. We recognized $484,300 and $363,400 during the nine months ended May 31, 2015 and 2014, respectively, of lease income in connection with the up-front payments received pursuant to the O&G Lease and the Rangeview Lease.

During the nine months ended May 31, 2015, two wells were drilled within our mineral interest.  Beginning in March 2015 both wells were placed into service and began producing oil and gas and accruing royalties to us.  In May 2015, certain gas collection infrastructure was extended to the property to allow the collection of gas from the wells and accrual of royalties attributable to gas production.  During the three months ended May 31, 2015, we received $262,100 in royalties attributable to these two wells.

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

Our water assets will be utilized in the provision of water services that inevitably will encompass many housing and economic cycles. Our service capacities are quantitatively estimated based on an average single family home utilizing .2 acre feet of water per year. Average water deliveries are approximately .4 acre feet; however, approximately 50% or .2 acre feet are returned and available for reuse. Our water supplies are legally decreed to us through the water court. The water court decree allocates a specific amount of water (subject to continued beneficial use), which historically has not changed. Thus, individual housing and economic cycles typically do not have an impact on the number of connections we can serve with our supplies or the amount of water legally decreed to us relating to these supplies.

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

Although changes in the housing market throughout the Front Range have delayed our estimated tap sale projections, these changes do not alter our water ownership, our service obligations to existing properties or the number of SFEs we can service.

Management had identified approximately 640 acres of land and 572 FLCC shares associated with the land as held for sale. We have impaired these assets and recorded them as land and water held for sale. As discussed in Note 3 – Water and Land Assets and Note 11 – Subsequent Events, we entered into an agreement to sell the remaining Arkansas River farm assets for approximately $53 million, subject to such amendments to the purchase and sale agreement as may be approved by the board of directors. Effective as of July 2, 2015, the agreement was amended to, among other things, reduce the purchase price to $46 million. This agreement has received shareholder approval and is subject to the completion of due diligence and other closing conditions. These assets remain as held for use by us and will remain in Investments in Water and Water Systems until the completion of due diligence, at which time the assets will be transferred to Land and Water Held of Sale. The assets have a book value of approximately $69 million, or 68% of our total assets as of May 31, 2015. Upon satisfaction of the terms of the agreement, we will record a loss of the difference between the book value and the closing amount.

See our Current Reports on Form 8-K filed with the SEC on March 17, 2015, May 21, 2015, June 19, 2015, and June 24, 2015. Additionally see our Definitive Proxy Statement on Schedule 14A filed with the SEC on March 27, 2015, for additional information.

Tap Participation Fee

We own approximately 14,600 acres of irrigated land together with approximately 50,500 acre-feet of Arkansas River water rights. In addition to common stock issued to purchase these assets, we agreed to pay HP A&M a defined percentage of a defined number of water taps we sell from and after the date of the agreement with HP A&M. Pursuant to the settlement with HP A&M, the TPF has now been eliminated. The TPF was payable when we sold water taps and received funds from such water tap sales or other dispositions of property purchased in the HP A&M acquisition. The TPF liability was valued by estimating new home development in our service area over an estimated development period. This was done by utilizing third-party historical and projected housing and population growth data for the Denver metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver metropolitan area. This development pattern was then applied to projected future water tap fees determined by using historical water tap fee trends. Actual new home development in our service area and actual future tap fees inevitably will vary significantly from our estimates, which could have a material impact on our consolidated financial statements as well as our results of operations. An important component in our estimate of the value of the TPF, which was based on historical trends, was that we reasonably expected water tap fees to continue to increase in the coming years. Tap fees are market based and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees are thus partially indicative of the increasing value of our water assets.

During January 2015 we reached a settlement with HP A&M. Under the terms of the settlement agreement, HP A&M has relinquished all claims related to the TPF, and therefore, we have eliminated the TPF payable balance on the May 31, 2015 consolidated balance sheet.

Share-Based Compensation

We estimate the fair value of share-based payment awards made to key employees and directors on the date of grant using the Black-Scholes option pricing model. We then expense the fair value over the vesting period of the grant using a straight-line expense model. The fair value of share-based payments requires management to estimate or calculate various inputs such as the volatility of the underlying stock, the expected dividend rate, the estimated forfeiture rate and an estimated life of each option. We do not expect any forfeiture of option grants; therefore, the compensation expense has not been reduced for estimated forfeitures. These assumptions are based on historical trends and estimated future actions of option holders and may not be indicative of actual events, which may have a material impact on our financial statements. For further details on share-based compensation expense, see Note 5 – Shareholders’ Equity to the accompanying financial statements.

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

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained in or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Forward-looking statements include, among others, statements we make regarding:

•	material changes to unrecognized tax positions;
•	impact of new accounting pronouncements;
•	receipt of the first priority payout under the CAA;
•	plans to sell land and water rights;
•	the timing and impact on our financial statements of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability;

•	expected increase in water tap fees;
•	utilization of our water assets;
•	growth in our targeted service area;
•	plans to continue to provide water and wastewater services to commercial and industrial customers, including oil and gas exploration and production companies;
•	plans to lease our farms;
•	sufficiency of our working capital to fund our operations for the next fiscal year;
•	potential use of a shelf registration statement to sell stock;
•	expected property taxes for 2015;
•	consistency of director compensation;
•	the potential sale of approximately 14,600 acres of farm land and water assets in the Arkansas Valley to Arkansas River Farms, including the anticipated closing date of such sale;
•	expected loss on the sale of the Arkansas River assets;
•	deferred recognition of $1.2 million of water tap and construction fee revenue from the County;
•	impact of the increase in FLCC water assessments on our expenses and the timing of the recognition of such expenses;
•	anticipated sales price of assets held for sale;
•	costs associated with the use of the ECCV system;
•	infrastructure to be constructed over the next five years;
•	investments over the next five years for the WISE project;
•	estimates associated with revenue recognition, asset impairments, and cash flows from our water assets;
•	completion of construction following receipt of construction fees;
•	variance in our estimates of future tap fees and future operating costs;
•	number of new water connections necessary to recover costs;
•	expected vesting and forfeitures of stock options;
•	objectives of our investment activities;
•	lack of fluctuation in interest rates on investments; and
•	timing of the recognition of income related to the O&G Lease.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation:

•	the inability to satisfy the conditions to closing the proposed transaction with Arkansas River Farms;
•	unexpected costs associated with the proposed transaction with Arkansas River Farms;
•	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability;
•	population growth;
•	employment rates;
•	timing of oil and natural gas development in the areas where we sell our water;
•	general economic conditions;
•	the market price of water;
•	the market price of oil and natural gas;
•	the market price of alfalfa and other crops grown on our farms subject to crop share leases;
•	changes in customer consumption patterns;
•	changes in applicable statutory and regulatory requirements;
•	changes in governmental policies and procedures;
•	uncertainties in the estimation of water available under decrees;
•	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
•	uncertainties in the estimation of the service life of our systems;
•	uncertainties in the estimation of costs of construction projects;
•	the strength and financial resources of our competitors;
•	our ability to find and retain skilled personnel;
•	climatic and weather conditions, including floods, droughts and freezing conditions;
•	labor relations;
•	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
•	availability and cost of labor, material and equipment;

•	delays in anticipated permit and construction dates;
•	engineering and geological problems;
•	environmental risks and regulations;
•	our ability to raise capital;
•	volatility in the price of our common stock;
•	our ability to negotiate contracts with new customers;
•	outcome of litigation and arbitration proceedings;
•	uncertainties in water court rulings;
•	our ability to collect on any judgments; and
•	the factors described under “Risk Factors” in our 2014 Annual Report.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of May 31, 2015, we own one certificate of deposit with a stated maturity date and locked interest rate. Therefore, we are not subject to interest rate fluctuations. We have no investments denominated in foreign country currencies; therefore, our investments are not subject to foreign currency exchange risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of May 31, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibits

10.1
First Amendment to Purchase and Sale Agreement among Pure Cycle Corporation, PCY Holdings, LLC and Arkansas River Farms, LLC, dated as of March 31, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2015).

10.2
Second Amendment to Purchase and Sale Agreement among Pure Cycle Corporation, PCY Holdings, LLC and Arkansas River Farms, LLC, dated as of May 18, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 21, 2015).

10.3
Third Amendment to Purchase and Sale Agreement among Pure Cycle Corporation, PCY Holdings, LLC and Arkansas River Farms, LLC, dated as of June 18, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 19, 2015).

10.4	Fourth Amendment to Purchase and Sale Agreement among Pure Cycle Corporation, PCY Holdings, LLC and Arkansas River Farms, LLC, dated as of July 2, 2015. *

31.1	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following financial information from our Quarterly Report on Form 10-Q for the period ended May 31, 2015, formatted in eXtensible Business Reporting Language (“XBRL”): (i) the consolidated balance sheets as of May 31, 2015 and August 31, 2014, (ii) the consolidated statements operations for the three and nine months ended May 31, 2015 and 2014, (iii) the consolidated statements of shareholders’ equity and comprehensive loss as of May 31, 2015, (iv) the consolidated statements of cash flows for the nine months ended May 31, 2015 and 2014, and (v) the notes to the consolidated financial statements, tagged in accordance with Rule 406T.*+

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

July 7, 2015