Form 10-K
period 2015-08-31
PURE CYCLE CORP
filed 2015-11-09
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-8814

PURE CYCLE

a water and wastewater services company

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

PURE CYCLE CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0705083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34501 E. Quincy Ave., Bldg. 34, Box 10 Watkins, CO 80137	(303) 292-3456
(Address of principal executive offices) (Zip Code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock 1/3 of $.01 par value	The NASDAQ Stock Market, LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $86,018,020

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: November 2, 2015: 23,754,098

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2016, which will be filed with the SEC within 120 days of the close of the fiscal year ended August 31, 2015.

Table of Contents

Item		Page
	Part I

1	Business	3

1A.	Risk Factors	18

1B.	Unresolved Staff Comments	23

2	Properties	23

3	Legal Proceedings	24

4	Mine Safety Discolosures	24

	Part II

5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25

6	Selected Financial Data	27

7	Management's Discussion and Analysis of Financial Condition and Results of Operations	28

7A.	Quantitative and Qualitative Disclosures About Market Risk	40

8	Financial Statements and Supplementary Data	41

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42

9A.	Controls and Procedures	42

9B.	Other Information	43

	Part III

10	Directors, Executive Officers and Corporate Governance	43

11	Executive Compensation	43

12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43

13	Certain Relationships and Related Transactions, and Director Independence	43

14	Principal Accounting Fees and Services	43

	Part IV

15	Exhibits and Financial Statement Schedules	44

	Signatures	45

i

FORWARD LOOKING STATEMENTS

Statements that are not historical facts contained in this Annual Report on Form 10-K, or incorporated by reference into this Form 10-K, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "anticipate," "seek," "project," "future," "likely," "believe," "may," "should," "could," "will," "estimate," "expect," "plan," "intend" and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements relating to, among other things:

•	factors affecting demand for water;
•	our competitive advantage;
•	plans to develop additional water assets within the Denver area;
•	future water supply needs in Colorado and how such needs will be met;
•	anticipated increases in residential and commercial demand for water services and competition for these services;
•	estimated population increases in the Denver metropolitan area and the South Platte River basin;
•	plans for the use and development of our water assets and potential delays;
•	plans to provide water for drilling and hydraulic fracturing of oil and gas wells;
•	changes in oil and gas drilling activity on our property and on the Lowry Range;
•	regional cooperation among area water providers in the development of new water supplies and water storage, transmission and distribution systems as the most cost-effective way to expand and enhance service capacities;
•	the impact of individual housing and economic cycles on the number of connections we can serve with our water;
•	increases in future water tap fees;
•	negotiation of payment terms for fees;
•	plans for development of our Sky Ranch property;
•	anticipated revenues from full development of our Sky Ranch property;
•	the impact of the downturn in the homebuilding and credit markets on our business and financial condition;
•	the sufficiency of our working capital and financing sources to fund our operations;
•	estimated supply capacity of our water assets;
•	need for additional production capacity;
•	use of raw and reclaimed water for outdoor irrigation;
•	costs to treat contaminated water;
•	participation in regional water projects, including "WISE";
•	our ability to assist Colorado "Front Range" water providers in meeting current and future water needs;
•	timing of and interpretation of Land Board royalties;
•	the number of new water connections needed to recover the costs of our Rangeview and Sky Ranch water supplies;
•	the adequacy of the provisions in the "Lease" for the Lowry Range to cover present and future circumstances;
•	plans for office space;
•	factors that may impact labor and material costs;
•	loss of key employees and hiring additional personnel for our operations;
•	anticipated timing and amount of, and sources of funding for (i) capital expenditures to construct infrastructure and increase production capacities, (ii) compliance with water, environmental and other regulations, and (iii) operations including delivery and treatment of water and wastewater;
•	the ability of our deep water well enhancement tool and process to increase efficiency of wells and our plans to market that product to area water providers;
•	our ability to reduce the amount of up-front construction costs for water and wastewater systems;
•	ability to generate working capital and market our water assets;
•	plans to discontinue our farm operations;

•	plans to sell certain farms acquired to correct certain dry-up covenant issues;
•	service life of constructed facilities;
•	use of third parties to construct facilities required to extend water and wastewater services;
•	payment of amounts due from Sky Ranch Metropolitan District #5;
•	payment of amounts due from Rangeview Metropolitan District;
•	estimated property taxes;
•	utilization of net operating losses;
•	capital expenditures for investing in expenses and assets of the District;
•	the impact of water quality, solid waste disposal and environmental regulations on our financial condition and results of operations;
•	environmental clean-up at the Lowry Range by the U.S. Army Corps of Engineers;
•	our ability to comply with permit requirements and environmental regulations and the cost of such compliance;
•	our ability to meet customer demands in a sustainable and environmentally friendly way;
•	the recoverability of construction and acquisition costs from rates;
•	our belief that we are not a public utility under Colorado law;
•	our belief that we are not an investment company under the Investment Company Act of 1940, as amended;
•	impairments in carrying amounts of long-lived assets;
•	changes in unrecognized tax positions;
•	plans to retain earnings and not pay dividends;
•	forfeitures of option grants, vesting of non-vested options and the fair value of option awards;
•	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting;
•	accounting estimates and the impact of new accounting pronouncements;
•	future fluctuations in the price and trading volume of our common stock; and
•	timing of the filing of our proxy statement.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized.Our actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those contemplated by such forward-looking statements include, without limitation:

•	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability;
•	population growth;
•	employment rates;
•	timing of oil and gas development in the areas where we sell our water;
•	general economic conditions;
•	the market price of water;
•	the market price of oil and gas;
•	the market price of alfalfa and other crops grown on our farms subject to crop share leases;
•	changes in customer consumption patterns;
•	changes in applicable statutory and regulatory requirements;
•	changes in governmental policies and procedures;
•	changes in interest rates;
•	uncertainties in the estimation of water available under decrees;
•	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
•	uncertainties in the estimation of the service life of our systems;
•	uncertainties in the estimation of costs of construction projects;
•	the strength and financial resources of our competitors;
•	our ability to find and retain skilled personnel;
•	climatic and weather conditions, including floods, droughts and freezing conditions;
•	labor relations;

•	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
•	availability and cost of labor, material and equipment;
•	delays in anticipated permit and construction dates;
•	engineering and geological problems;
•	environmental risks and regulations;
•	our ability to raise capital;
•	our ability to negotiate contracts with new customers;
•	uncertainties in water court rulings; and
•	the factors described under "Risk Factors" in this Annual Report on Form 10‑K.

We undertake no obligation, and disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by this cautionary statement.

PART I

Item 1 – Business

Pure Cycle Corporation ("we," "us" or "our") is a Colorado corporation that provides wholesale water and wastewater services. The wholesale water and wastewater services may include, but are not limited to, water production, storage, treatment, bulk transmission to retail distribution systems, wastewater collection and treatment, irrigation water treatment and transmission, construction management, billing and collection, and emergency response. We provide these services to our wholesale customers, which are typically industrial customers and local governmental entities that provide water and wastewater services to their end-use customers located in the greater Denver, Colorado metropolitan area.

We are a vertically integrated water company, which means we own all assets necessary to provide wholesale water and wastewater services to our customers. This includes owning (i) water rights which we use to provide domestic and irrigation water to our wholesale customers (we own surface water, groundwater, reclaimed water rights and water storage rights), (ii) infrastructure (such as wells, diversion structures, pipelines, reservoirs and treatment facilities) required to withdraw, treat, store and deliver water, (iii) infrastructure required to collect, treat, store and reuse wastewater, and (iv) infrastructure required to treat and deliver reclaimed water for irrigation use.

We currently provide wholesale water service predominantly to two local governmental entity customers. Our largest customer is the Rangeview Metropolitan District (the "District"), a quasi-municipal political subdivision of the State of Colorado which is described further below. We provide service to the District and its end-use customers pursuant to "The Rangeview Water Agreements" (defined below) between us and the District for the provision of wholesale water service to the District for use in the District's service area. Through the District, we provide wholesale service to 258 Single Family Equivalent ("SFE") (as defined below) water connections and 157 SFE wastewater connections located in southeastern metropolitan Denver. In the past three years, we have been providing water to industrial customers in our service areas and adjacent to our service areas to the oil and gas industry for the purpose of hydraulic fracturing. Oil and gas operators have leased more than 135,000 acres within and adjacent to our service areas for the purpose of exploring oil and gas interests in the Niobrara and other formations and this activity has led to increased water demands.
We plan to utilize our significant water assets along with our adjudicated reservoir sites, which are described in the Our Water and Land Assets section below, to provide wholesale water and wastewater services to local governmental entities. These local governmental entities will in turn provide residential and commercial water and wastewater services to communities along the eastern slope of Colorado in the area extending essentially from Fort Collins on the north to Colorado Springs on the south which is generally referred to as the "Front Range." Principally we are targeting the "I-70 corridor" which is located east of downtown Denver and south of the Denver International Airport along Interstate 70. This area is predominately undeveloped and is expected to experience substantial growth over the next 30 years.
Until August 18, 2015, we owned farm land consisting of approximately 14,600 acres of irrigated land that was leased to local farmers in southeastern Colorado. On August 18, 2015, we and our wholly owned subsidiary, PCY

Holdings, LLC, a Colorado limited liability company ("PCY Holdings"), sold approximately 14,600 acres of real property located in Bent, Otero and Prowers Counties, Colorado, and related water rights to Arkansas River Farms, LLC ("Arkansas River Farms"), a newly formed Colorado limited liability company and affiliate of C&A Companies, Inc., a Colorado corporation, and Resource Land Holdings, LLC, a Colorado limited liability company, for approximately $45.8 million in cash, for a loss of approximately $22.1 million. As of August 31, 2015, approximately $1.3 million of the closing consideration remained in escrow pending resolution by the parties of certain outstanding items. In addition, we own 931 acres of land in the I-70 corridor east of Denver, Colorado, that is being held for development. These land interests are described in the Our Water and Land Assets section below.

Pure Cycle Corporation was incorporated in Delaware in 1976 and reincorporated in Colorado in 2008.

Glossary of terms

The following terms are commonly used in the water industry and are used throughout our annual report:

•	Acre Foot – approximately 326,000 gallons of water, or enough water to cover an acre of ground with one foot of water. For some instances herein, as context dictates, the term acre feet is used to designate an annual decreed amount of water available during a typical year.

•	Customer Facilities – facilities that carry potable water and reclaimed water to customers from the retail water distribution system (see "Retail Facilities" below) and collect wastewater from customers and transfer it to the retail wastewater collection system. Water and wastewater service lines, interior plumbing, meters and other components are typical examples of Customer Facilities. In many cases, portions of the Customer Facilities are constructed by the developer, but they are owned and maintained by the customer.

•	Non-Tributary Groundwater – underground water in an aquifer which is situated so it neither draws from nor contributes to a natural surface stream in any measurable degree.

•	Not Non-Tributary Groundwater – statutorily defined as groundwater located within those portions of the Dawson, Denver, Arapahoe, and Laramie-Fox hills aquifers that are outside of any designated groundwater basin in existence on January 1, 1985.

•	Retail Facilities – facilities that distribute water to and collect wastewater from an individual subdivision or community. Developers are typically responsible for the funding and construction of Retail Facilities. Once we certify that the Retail Facilities have been constructed in accordance with our design criteria, the developer dedicates the Retail Facilities to us or to a quasi-municipal political subdivision of the state and we operate and maintain the facilities.

•	Section – a parcel of land equal to one square mile and containing 640 acres.

•	Single Family Equivalent unit ("SFE") – One SFE is a customer – whether residential, commercial or industrial – that imparts a demand on our water or wastewater systems similar to the demand of a family of four persons living in a single family house on a standard sized lot. One SFE is assumed to have a water demand of approximately 0.4 acre feet per year and to contribute wastewater flows of approximately 300 gallons per day.

•	Special Facilities – facilities that are required to extend services to an individual development and are not otherwise classified as a typical "Wholesale Facility" or "Retail Facility." Temporary infrastructure required prior to construction of permanent water and wastewater systems or transmission pipelines to transfer water from one location to another are examples of Special Facilities. We typically design and construct the Special Facilities using funds provided by the developer in addition to the normal rates, fees and charges that we collect from our customers. We are typically responsible for the operation and maintenance of the Special Facilities upon completion.

•	Tributary Groundwater – all water located in an aquifer that is hydrologically connected to a natural stream and is not considered non-tributary or not non-tributary.

•	Tributary Surface Water – water on the surface of the ground flowing in a stream or river system.

•	Wholesale Facilities – facilities that serve an entire service area or major regions or portions thereof. Wells, treatment plants, pump stations, tanks, reservoirs, transmission pipelines, and major sewage lift stations are typical examples of Wholesale Facilities. We own, design, construct, operate, maintain and repair Wholesale Facilities which are typically funded using rates, fees and charges that we collect from our customers.

Our Water and Land Assets

This section should be read in conjunction with Item 1A – Risk Factors, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates, and Note 4 – Water and Land Assets and Note 13 – Segment Reporting to the accompanying financial statements.

The $27.7 million of capitalized water costs on our balance sheet represents the costs of the water rights we own and the related infrastructure developed to provide wholesale water and wastewater services. Our water assets are as follows:

Water Source	acre feet	SFE (0.4 acre feet)
Lowry (Rangeview Water Supply)
Export	11,650	29,125
Non-Export	8,827	22,068
Surface Water	3,300	8,250
WISE	500	1,250
Fairgrounds	320	800
Sky Ranch	828	2,069
	25,425	63,562

Each of these assets is explained in detail below.

The map below indicates the location of our Denver area assets.

Rangeview Water Supply and the Lowry Range

Our Rangeview Water – We own or control a total of approximately 3,300 acre feet of tributary surface water, 20,450 acre feet of non-tributary and not non-tributary groundwater rights, and approximately 26,000 acre feet of adjudicated reservoir sites that we refer to as our "Rangeview Water Supply." This water is located in the southeast Denver metropolitan area at the "Lowry Range," which is owned by the State Board of Land Commissioners (the "Land Board") and is described below.

We acquired our Rangeview Water Supply in April 1996 pursuant to the following agreements:

(i)	The 1996 Amended and Restated Lease Agreement between the Land Board and the District which was superseded by the 2014 Amended and Restated Lease Agreement, dated July 10, 2014 (the "Lease"), among the Land Board, the District, and us;
(ii)	The Agreement for Sale of non-tributary and not non-tributary groundwater which we can "export" from the Lowry Range to supply water to nearby communities (this portion of the Rangeview Water Supply is referred to as our "Export Water") between us and the District (the "Export Agreement"); and
(iii)	The 1996 Service Agreement between us and the District for the provision of water service to the District's customers, which was superseded by the Amended and Restated Service Agreement, dated July 11, 2014 (the "Service Agreement"), between us and the District.

Additionally, in 1997 we entered into a Wastewater Service Agreement (the "Wastewater Agreement") with the District to provide wastewater service to the District's customers.

The Lease, the Export Agreement, the Service Agreement, and the Wastewater Agreement are collectively referred to as the "Rangeview Water Agreements."

Pursuant to the Rangeview Water Agreements, we design, construct, operate and maintain the District's water and wastewater systems to allow the District to provide water and wastewater service to its customers located within the District's 24,000 acre service area at the Lowry Range. Subject to the terms and conditions of the Lease, we are the exclusive water and wastewater provider on the Lowry Range, and we operate both the water and the wastewater systems during our contract period on behalf of the District, which owns the facilities for both systems. At the expiration of our contract term in 2081, ownership of the water system facilities located on the Lowry Range used to deliver Non-Export Water to customers will revert to the Land Board, with the District retaining ownership of the wastewater facilities. Through facilities we own, we use our Export Water, and we intend to use other supplies owned by us, to provide wholesale water service and wastewater service to customers located outside of the Lowry Range, including customers of the District and other governmental entities, industrial, and commercial customers.

Of the approximately 20,450 acre feet of Lowry Range groundwater, we own 11,650 acre feet of Export Water. We also have the right to convert up to 1,650 acre feet of the Export groundwater to a similar amount of surface water for use off the Lowry Range. We hold the exclusive right to develop and deliver through the year 2081 the remaining 8,800 acre feet of groundwater and approximately 3,300 acre feet of average yield surface water to customers either on or off of the Lowry Range. The combined approximately 23,800 acre feet can serve approximately 59,400 SFEs based on the average use of 0.4 acre feet per SFE.

The Lowry Range Property – The Lowry Range is located in unincorporated Arapahoe County, about 20 miles southeast of downtown Denver. The Lowry Range is one of the largest contiguous parcels under single ownership next to a major metropolitan area in the United States. The Lowry Range is approximately 27,000 acres in size or about 40 square miles of land. Of the 27,000 acres, pursuant to our agreements with the Land Board and the District, we have the exclusive rights to provide water and wastewater services to approximately 24,000 acres of the Lowry Range.

Rangeview Metropolitan District – The District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range and other approved areas. The District is governed by an elected board of directors. Eligible voters and persons eligible to serve as directors of the District must own an interest in property within the boundaries of the District. We own certain rights and real property interests which encompass the current boundaries of the District. The current directors of the District are Mark W. Harding and Scott E. Lehman (both employees of Pure Cycle), and two independent board members. Pursuant to Colorado law, directors may receive $100 for each board meeting they attend, up to a maximum of $1,600 per year. Mr. Harding and Mr. Lehman have both elected to forego these payments.

South Metropolitan Water Supply Authority and WISE – The South Metropolitan Water Supply Authority ("SMWSA") is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members. SMWSA members include 14 Denver area water providers in Arapahoe and Douglas Counties. The District became a member of SMWSA in 2009 in an effort to participate with other area water providers in developing regional water supplies along the Front Range. We entered into a Participation Agreement with the District on December 16, 2009, whereby we agreed to provide funding to the District in connection with its membership in the SMWSA (the "SMWSA Participation Agreement"). During the fiscal years ended August 31, 2015 and 2014, we provided $78,700 and $70,800, respectively, of funding to the District pursuant to the SMWSA Participation Agreement. For over three years, the SMWSA members have been working with the City and County of Denver acting through its Board of Water Commissioners ("Denver Water") and the City of Aurora acting by and through its Utility Enterprise ("Aurora Water") on a cooperative water project known as the Water Infrastructure Supply Efficiency partnership ("WISE"), which seeks to develop regional infrastructure that would interconnect members' water transmission systems to be able to develop additional water supplies from the South Platte River in conjunction with Denver Water and Aurora Water. In July 2013, the District together with nine other SMWSA members formed the South Metro WISE Authority ("SMWA") pursuant to the South Metro WISE Authority Formation and Organizational Intergovernmental Agreement (the "SM IGA") to enable its members to participle in WISE. The SM IGA specifies each member's pro rata share of WISE and the members' rights and obligations with respect to WISE. On December 31, 2013, SMWA, Denver Water and Aurora Water entered into the Amended and Restated WISE Partnership – Water Delivery Agreement (the "WISE Partnership Agreement"), which provides for the purchase and construction of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. We have entered into the Rangeview/Pure Cycle WISE Project Financing Agreement with the District dated November 19, 2014 (effective as of December 22, 2014), which obligates us to fund the District's cost of participating in WISE (the "WISE Financing Agreement"). During the fiscal year ended August 31, 2015, we made payments of $1,156,800 to fund the District's purchase of certain rights to use existing water transmission and related infrastructure acquired by WISE. We anticipate that we will be investing approximately $1.2 million per year during each of the next five years to fund the District's purchase of its share of the water transmission line and additional facilities, water and related assets for WISE. In accordance with the WISE Financing Agreement, we also funded the District's obligations to repay approximately $1.4 million borrowed by the District from certain SMWA members to finance the purchase of infrastructure for WISE. In exchange for funding the District's obligations in WISE, we will have the sole right to use and reuse the District's 7% share of the WISE water and infrastructure to provide water service to the District's customers and to receive the revenue from such service. Upon completion in 2021, we expect to be entitled to approximately three million gallons per day of transmission pipeline capacity and 500 acre feet per year of water.

East Cherry Creek Valley System – Pursuant to a 1982 contractual right, the District may purchase water produced from East Cherry Creek Valley Water and Sanitation District's ("ECCV") Land Board system. ECCV's Land Board system is comprised of eight wells and more than 10 miles of buried water pipeline located on the Lowry Range. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as the District's service provider and the Export Water Contractor (as defined in the Lease among us, the District and the Land Board), we entered into an agreement to operate and maintain the ECCV facilities allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat monthly fee of $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from ECCV's system, which is included in the water usage fees charged to customers.

Hydraulic Fracturing – Water revenues from sales of drilling and fracking water for wells drilled into the Niobrara Formation were approximately $782,700 and $1.7 million during the fiscal years ended August 31, 2015 and 2014, respectively. With a large percentage of the acreage surrounding the Lowry Range in Arapahoe, Adams, Elbert, and portions of Douglas Counties already leased by major oil companies, we anticipate providing additional water for drilling and hydraulic fracturing ("fracking") of oil and gas wells in the future. Through March 2015, we sold water directly to ConocoPhillips Company ("ConocoPhillips"), the largest oil and gas lease holder operating in the area, and indirectly to ConocoPhillips through Select Energy Services, LLC ("Select").

In order to service this demand, we have significantly increased the capacity of our system over the previous two fiscal years. During the fiscal year ended August 31, 2013, we rehabilitated five of our ECCV wells, and we added approximately 2,500 feet of 8" buried line so that we can deliver water directly to the industry both on and off of the Lowry Range. During the fiscal year ended August 31, 2014, we drilled one well on the Lowry Range and two wells on our Sky Ranch property, which added approximately 0.5 million gallons of water per day to our system. Additionally, during the fiscal year ended August 31, 2014, we rehabilitated an additional ECCV well and we constructed a 400,000-barrel storage reservoir at our Sky Ranch property. During the fiscal year ended August 31, 2015, we added approximately one and half miles of 16" buried line on our Sky Ranch property for future water deliveries to industrial and wholesale customers. Collectively our system capacity has been increased to approximately 1.2 million gallons per day. At present there are no drilling rigs working the area. Historically, when drill rigs were working the area, one well was drilled and fracked approximately every four weeks. The amount of water used for each fracked well ranges between 7 and 12 million gallons. During fiscal 2015 and 2014, we sold approximately 222.7 acre feet and 504.8 acre feet, respectively. Monthly water deliveries to the industry are detailed in the following chart. As a result of the recent decline in oil prices, drilling has been significantly reduced, and as of the date of this report, we are not selling water to the oil and gas industry. We sold water through March 2015 as detailed in the following graph:

Land Board Royalties – Pursuant to the Rangeview Water Agreements, the Land Board is entitled to royalty payments based on a percentage of revenues earned from water sales that utilize water from the Rangeview Water Supply. The calculation of royalties depends on the water source and whether the customer is a public or private entity. Royalties were modified in July 2014 pursuant to the terms of the Lease.  The Land Board does not receive a royalty from wastewater services.

Water Customers – When we develop, operate and deliver water service, payments from customers generate royalties to the Land Board at a rate of 12% of gross revenues from private customers and 10% from public entity customers. In the event that either (i) metered production of water used on the Lowry Range in any calendar year exceeds 13,000 acre feet or (ii) 10,000 surface acres on the Lowry Range have been rezoned to non-agricultural use, finally platted and water tap agreements have been entered into with respect to all improvements to be constructed on such acreage, the Land Board may elect, at its option, to receive, in lieu of its royalty of 10% or 12% of gross revenues (depending on whether the customer is public or private), 50% of the collective net profits (ours and the District's) derived from the sale or other disposition of water on the Lowry Range. To date neither of these conditions has been met and such conditions are not likely to be met any time soon.  In addition to royalties on the sale of metered water deliveries, the Land Board will receive a royalty on the sale of water taps at the rate of 2%, except for the sale of any taps to Sky Ranch, of the gross amount received from the sale of a water tap.

Sale of Water Rights – In the event we sell our Export Water right outright rather than developing and delivering water service, royalties to the Land Board escalate based on the amount of gross revenue we receive and are lower for sales to a water district or similar municipal or public entity than for sales to a private entity as noted in Table A.

Table A - Royalties for Sale of Export Water Rights
	Royalty Rate
Gross Revenues	Private Entity Buyer	Public Entity Buyer
$0 - $45,000,000	12%	10%
$45,000,001 - $60,000,000	24%	20%
$60,000,001 – $75,000,000	36%	30%
$75,000,001 - $90,000,000	48%	40%
Over $90,000,000	50%	50%

We are also required to pay the Land Board a minimum annual water production fee, which is currently under negotiation, but estimated to be no more than $140,000 per year, which is to be credited against future royalties.

Arkansas River Water and Land

Until August 18, 2015, we owned approximately 51,000 acre feet of surface water rights in the Arkansas River together with approximately 14,600 acres of farm land in southeastern Colorado. On August 18, 2015, we and our wholly owned subsidiary, PCY Holdings, sold the 14,600 acres of real property located in Bent, Otero, and Prowers Counties, Colorado, and the related water rights to Arkansas River Farms for approximately $45.8 million in cash. Pursuant to the terms of the purchase and sale agreement, we continue to receive income and pay expenses relating to our farm leases through December 31, 2015. The water rights we owned were represented by 18,448.44 shares of the Fort Lyon Canal Company (the "FLCC"), which is a non-profit mutual ditch company established in the late 1800s to operate and maintain the 110-mile long Fort Lyon Canal between La Junta and Lamar, Colorado. We acquired our Arkansas River water and land from High Plains A&M, LLC ("HP A&M"), pursuant to an Asset Purchase Agreement dated May 10, 2006 (the "Arkansas River Agreement").

Prior to the sale of the farm land and associated water rights, we leased the land and water we owned to area farmers who irrigate the land for agricultural purposes on both a cash and crop share lease basis. For additional information concerning our rights and obligations under the Arkansas River Agreement, see Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates – Fair Value Estimates –Farm Accounts Receivable and Future Farm Income.

Wheat, 5%
Sorghum, 10%
Alfalfa, 45%
Corn, 16%
Fallow, 24%

Agricultural Operations and Leasing – Since September 1, 2012, we have been tracking and reporting our farm operations as a separate business segment. Based on acreage, during fiscal 2015 approximately 78% of our farm operations were managed through cash lease arrangements with local area farmers, whereby we charge a fixed fee, billed semi-annually in March and November, to lease our land and water rights for agricultural purposes. Based on acreage, approximately 22% of our farm operations were managed through crop share leases, pursuant to which we and the tenant farmer jointly share in the gross revenues generated from the crops grown under a 75% farmer, 25% landlord participation. The majority of crops grown on our farms are alfalfa, with a number of acres also planted in corn, sorghum, and wheat. For additional information regarding this segment's revenues, gross profits and assets, see Note 13 – Segment Reporting to the accompanying financial statements.

Tap Participation Fee – As further described in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates below and Note 7 – Long-Term Debt and Operating Lease to the accompanying financial statements, we agreed to pay HP A&M 10% of the tap fees we received from the next 40,000 water taps we sold from and after the original date of the Arkansas River Agreement. This is referred to as the "Tap Participation Fee" or "TPF." The TPF was payable when we sold water taps and received funds from such water tap sales or other dispositions of property purchased in the HP A&M acquisition.

Approximately 60 of the 80 farms and the related water rights acquired from HP A&M were subject to deeds of trust to secure payment of promissory notes owed by HP A&M to third parties. Beginning in June of 2012, HP A&M began defaulting on the promissory notes owed to third parties resulting in a default under the Arkansas River Agreement and related agreements. In order to protect our assets, we began acquiring the promissory notes payable by HP A&M in exchange for a combination of cash and promissory notes. See Note 7 – Long-Term Debt and Operating Lease – Promissory Notes Payable by HP A&M in Default to the accompanying financial statements. We recorded a receivable from HP A&M for the amounts due under the defaulted notes. See Note 3 – Summary of Significant Accounting Policies – HP A&M Receivable to the accompanying financial statements.

During the past several years, we were party to numerous lawsuits with HP A&M relating to defaults by HP A&M under the Arkansas River Agreement. These lawsuits related to, among other things, our right to recover on the defaulted notes and to offset the TPF payable based on the defaults. In January 2015, we reached a settlement with HP A&M, whereby, among other things, HP A&M relinquished all claims to the TPF and we relinquished all claims to collect on the HP A&M defaulted notes. As a result, the TPF payable and the HP A&M receivable were eliminated, which is reflected on the August 31, 2015 consolidated balance sheet. See Note 12 – Litigation Loss Contingencies to the accompanying financial statements.

Mineral Interests – As part of the settlement with HP A&M, on January 28, 2015, HP A&M assigned its 75% mineral interests in the Arkansas River land to us. Together with the 25% mineral interests we held prior to the settlement, we now own approximately 13,900 acres of mineral interests in the Arkansas River Valley. We have valued our mineral interests at approximately $1,425,500. The settlement is described in greater detail in Note 12 – Litigation Loss Contingencies to the accompanying financial statements.

Sky Ranch

In 2010, we purchased approximately 931 acres of undeveloped land located in unincorporated Arapahoe County known as Sky Ranch. Sky Ranch is located directly adjacent to I-70, 16 miles east of downtown Denver, four miles north of the Lowry Range, and four miles south of Denver International Airport.

The property includes rights to 820 acre feet of water and approximately 640 acres of oil and gas mineral rights and has been zoned for residential, commercial and retail uses that may include up to 4,850 SFEs. There is currently no development at Sky Ranch. We currently lease the land to an area farmer and have leased the minerals to ConocoPhillips. We envision that when development at Sky Ranch begins, the development will be in the form of entry-level housing (houses costing around $300,000); however, we are still evaluating the best use for the property. Currently we plan to partner with home builders/developers to develop the Sky Ranch property. We are anticipating that the home builder/developer will construct infrastructure such as roads, curbs and gutters, and we will construct the necessary water and wastewater systems. Our plan is to provide the market with competitively priced lots that are ready for development together with affordable, sustainable, environmentally sound water and wastewater services. Although timing for development of this property is unknown, some land development experts believe the entry-level housing market is among the most active housing products in the Denver metropolitan area. At full development, the water and wastewater utilities at Sky Ranch are anticipated to generate in excess of $145 million in tap fee revenue and approximately $7.5 million annually in wholesale water and wastewater service fee revenue (based on current fees and charges).

Oil and Gas Lease – On March 10, 2011, we entered into a Paid-Up Oil and Gas Lease (the "O&G Lease") and Surface Use and Damage Agreement (the "Surface Use Agreement") with Anadarko E&P Company, L.P. ("Anadarko"), a wholly owned subsidiary of Anadarko Petroleum Company. The O&G Lease seeks to capitalize on the growing interest in the region's Niobrara Oil Formation. Pursuant to the O&G Lease, we received an up-front payment of $1,900 per net mineral leased acre, or $1,243,400, and 20% of gross proceeds royalty (less certain taxes) from the sale of any oil and gas produced from our property. In December 2012, the O&G Lease was purchased by a wholly owned subsidiary of ConocoPhillips. The O&G Lease had a term of three (3) years commencing on March 10, 2011. The lease was extended for an additional two (2) years, and we received an additional up-front payment for the extension of $1,243,400. Pursuant to the Surface Use Agreement, ConocoPhillips may drill on up to three well pad sites on the Sky Ranch property covered under the O&G Lease. Additionally, we will receive $3,000 per acre for land that is permanently disturbed for use in the exploration and production of oil and gas. During fiscal 2015, two wells were drilled within our mineral interest. Beginning in March 2015, both wells were placed into service and began producing oil and gas and accruing royalties to us. In May 2015, certain gas collection infrastructure was extended to the property to allow the collection of gas from the wells and accrual of royalties attributable to gas production. During the six months ended August 31, 2015, we received $412,700 in royalties attributable to these two wells.

In the past three years, we have experienced increased water demands for hydraulic fracturing of oil and gas wells being developed in the Niobrara Formation around our Sky Ranch property and the Land Board's Lowry Range property. These demands have been curtailed by the recent decline in oil prices. The wells developed in the Niobrara Formation that we have served were utilizing between seven and 12 million gallons of water to drill and frack, which equates to selling water to between approximately 53 and 92 SFEs for an entire year.

Arapahoe County Fairgrounds Agreement for Water Service

In 2005, we entered into an Agreement for Water Service (the "County Agreement") with Arapahoe County to design, construct, operate and maintain a water system for, and provide water services to, the county for use at the Arapahoe County fairgrounds (the "Fairgrounds"), which are located west of the Lowry Range. Pursuant to the County Agreement, we purchased 321 acre feet of water from the county in 2008. Further details of the arrangements with the county are described in Note 4 – Water and Land Assets to the accompanying financial statements.

Pursuant to the County Agreement we constructed and own a deep water well, a 500,000-gallon water tank and pipelines to transport water to the Fairgrounds. The construction of these items was completed in our fiscal 2006, and we began providing water service to the county in 2006.

Well Enhancement and Recovery Systems

In January 2007, we, along with two other parties, formed Well Enhancement and Recovery Systems, LLC ("Well Enhancement LLC"), to develop a new deep water well enhancement tool and process that we believe will increase the efficiency of wells completed into the Denver Basin groundwater formations. In fiscal 2008, the well enhancement tool and process was completed and tested on two deep water wells developed by an area water provider with favorable results. According to results from studies performed by an independent hydro-geologist, the well enhancement tool effectively increased the production of the two test wells by 80% and 83% when compared to that of nearby wells developed in similar formations at similar depths. Based on the positive results of the test wells, we continue to refine the process of enhancing deep water wells and are marketing the tool to area water providers. On April 27, 2010, we and the other remaining owner of Well Enhancement LLC acquired the third partner's one-third interest in Well Enhancement LLC. Following the acquisition, the remaining partners each hold a 50% interest in Well Enhancement LLC. We used our tool on three wells and one well during fiscal 2013 and fiscal 2014, respectively. We did not use our tool during fiscal 2015.

Revenues

We generate revenues through two separate lines of businesses – our wholesale water and wastewater utility business and our farming operations – which are described below. On August 18, 2015, our farming operations were sold to Arkansas River Farms. Under the terms of the purchase and sale agreement, we will continue to manage the farms and receive all related revenues through December 31, 2015, after which time we intend to discontinue our farming operations and the farm operating revenues and expenses will be presented as discontinued operations in the Statement of Operations.

Wholesale Water and Wastewater Business – We generate revenues through our wholesale water and wastewater segment predominately from three sources: (i) monthly service and contract delivery fees, (ii) one time water and wastewater tap fees and construction fees, and (iii) consulting fees. Our revenue sources and how we account for them are described in greater detail below. We typically negotiate the payment terms for tap fees, construction fees, and other water and wastewater service fees with our wholesale customers as a component of our service agreements prior to construction of the project. However, with respect to customers on the Lowry Range, pursuant to the Lease, the District's rates and charges to such end-use customers may not exceed the average of similar rates and charges of three nearby water providers.

i)	Monthly Service Fees – Monthly wholesale water usage fees are assessed to our customers based on actual metered deliveries to their end-use customers each month. Water usage fees are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. The water usage fees for end-use customers on the Lowry Range are noted below in table B:

Table B - Tiered Water Usage Pricing Structure
	Price ($ per thousand gallons)
Amount of consumption	2015	2014	2013
Base charge per SFE	$30.35	$30.35	$27.62
0 gallons to 10,000 gallons	$3.51	$3.51	$2.81
10,001 gallons to 20,000 gallons	$5.31	$5.31	$3.69
20,001 gallons to 40,000 gallons	$8.12	$8.12	$6.56
40,001 gallons and above	$9.55	$9.55	$8.93

The figures in Table B reflect the amounts charged to the District's end-use customers. In exchange for providing water service to the District's Lowry Range customers, we receive 98% of the usage charges received by the District relating to water services after deducting the required royalty to the Land Board (described above at Rangeview Water Supply and Lowry Range – Land Board Royalties). In exchange for providing wastewater services, we receive 90% of the District's monthly wastewater service fees, as well as the right to use or sell the reclaimed water.

The District's 2015 rates and charges for wastewater service are based on a monthly fee of $10.05 per SFE plus a $7.40 per thousand gallons treated usage fee.

In addition to the tiered water usage pricing structure, we currently charge a hydrant rate of $10.50 per thousand gallons for commercial and industrial customers. We also collect other immaterial fees and charges from customers and other users to cover miscellaneous administrative and service expenses, such as application fees, review fees and permit fees.

ii)	Water and Wastewater Tap Fees and Construction Fees – Tap fees are typically paid by developers in advance of construction activities and are non-refundable. Tap fees are typically used to fund construction of the Wholesale Facilities and defray the acquisition costs of obtaining water rights.

The District's 2015 water tap fees are $24,620, and its wastewater tap fees are $4,988.

In exchange for providing water service to the District's customers on the Lowry Range, we receive 100% of the District's tap fees after deducting the required royalty to the Land Board described above. In exchange for providing wastewater services, we receive 100% of the District's wastewater tap fees.

Construction fees are fees we receive, typically in advance, from developers for us to build certain infrastructure such as Special Facilities which are normally the responsibility of the developer.

iii)	Consulting Fees – Consulting fees are fees we receive, typically on a monthly basis, from municipalities and area water providers along the I-70 corridor, for systems with respect to which we provide contract operations services.

Farming Operations – On August 18, 2015, our farming operations were sold to Arkansas River Farms. Under the terms of the purchase and sale agreement, we will continue to receive lease income through December 31, 2015, after which time we intend to discontinue our farming operations. Prior to the sale of our farms, we leased our farms to local area farmers on both a cash and crop share lease basis. Cash lease farmers are charged a fixed fee, billed semi-annually in March and November. During the November billing cycle our cash lease billings will include either a discount or a premium adjustment based on actual water deliveries by the FLCC.  Our crop share lease fees are based on actual crop yields and are received upon the sale of the crops. All fees are estimated and recognized ratably on a monthly basis.

Significant Customers

Our wholesale water and wastewater sales to the District pursuant to the Rangeview Water Agreements accounted for 19%, 9% and 34% of our total water revenues for the years ended August 31, 2015, 2014 and 2013, respectively. The District has one significant customer, the Ridgeview Youth Services Center ("Ridgeview"). Pursuant to our Rangeview Water Agreements with the District, we are providing water to Ridgeview on behalf of the District. Ridgeview accounted for 16%, 7% and 28% of our total water revenues for the years ended August 31, 2015, 2014 and 2013, respectively.

Our wholesale water sales directly and indirectly to ConocoPhillips accounted for approximately 75%, 88% and 59% of our total water revenues for the fiscal years ended August 31, 2015, 2014 and 2013, respectively.

Our Projected Operations

This section should be read in conjunction with Item 1A – Risk Factors.

Along the Colorado Front Range, there are over 70 water providers with varying needs for replacement and new water supplies. We believe we are well positioned to assist certain of these providers in meeting their current and future water needs.

We design, construct and operate our water and wastewater facilities using advanced water purification and wastewater treatment technologies which allow us to use our water supplies in an efficient and environmentally sustainable manner. We plan to develop our water and wastewater systems in stages to efficiently meet demands in our service areas, thereby reducing the amount of up-front capital costs required for construction of facilities. We use third-party contractors to construct our facilities as needed. We employ licensed water and wastewater operators to operate our water and wastewater systems. As our systems expand, we expect to hire additional personnel to operate our systems, which include water production, treatment, testing, storage, distribution, metering, billing, and operations management.

Our water and wastewater systems conjunctively use surface and groundwater supplies and storage of raw water and highly treated effluent supplies to provide a balanced sustainable water supply for our wholesale customers and their end-use customers. Integrating conservation practices and incentives together with effective water reuse demonstrates our commitment to providing environmentally responsible, sustainable water and wastewater services. Water supplies and water storage reservoirs are competitively sought throughout the west and along the Front Range of Colorado. We believe regional cooperation among area water providers in developing new water supplies, water storage, and transmission and distribution systems provides the most cost effective way of expanding and enhancing service capacities for area water providers. We continue to discuss developing water supplies and water storage opportunities with area water providers.

We expect the development of our Rangeview Water Supply to require a significant number of high capacity deep water wells. We anticipate drilling separate wells into each of the three principal aquifers located beneath the Lowry Range. Each well is intended to deliver water to central water treatment facilities for treatment prior to delivery to customers. Development of our Lowry Range surface water supplies will require facilities to divert surface water to storage reservoirs to be located on the Lowry Range and treatment facilities to treat the water prior to introduction into our distribution systems. Surface water diversion facilities will be designed with capacities to divert the surface water when available (particularly during seasonal events such as spring run-off and summer storms) for storage in reservoirs to be constructed on the Lowry Range. Based on preliminary engineering estimates, the full build-out of water facilities (including diversion structures, transmission pipelines, reservoirs, and water treatment facilities) on the Lowry Range will cost in excess of $340 million, based on estimated costs, and will accommodate water service to customers located on and outside the Lowry Range. We expect this build out to occur in phases over an extended period of time, and we expect that tap fees will be sufficient to fund the infrastructure costs.

Our Denver-based supplies are a valuable, locally available resource located near the point of use. This enables us to incrementally develop infrastructure to produce, treat and deliver water to customers based on their growing demands.

During fiscal 2015, we, along with the District, invested approximately $1 million for costs associated with our wells, the addition of approximately 1.5 miles of pipeline at our Sky Ranch property, and related water infrastructure. We expect to add additional wells as demand grows. We also anticipate adding pipelines to connect our Rangeview, WISE and Sky Ranch water systems.

The District is a participant in the WISE project. This project is developing infrastructure to interconnect providers' water systems and to extend renewable water sources owned by Denver Water and Aurora Water to participating South Metro water providers, including the District and, through our agreements with the District, us. This system will diversify our sources of water and will enable providers to move water among themselves, which will increase the reliability of our and others' water systems. Through the WISE Financing Agreement, we funded the District's purchase of certain rights to use existing water transmission and related infrastructure acquired and constructed by the WISE project. We invested approximately $2.5 million in the WISE system during fiscal 2015 ($1.4 million was capitalized and was recorded as an obligation as of August 31, 2014) and anticipate that we will be investing approximately $1.2 million in this system during fiscal 2016 and each of the next four years.

We are exploring development of our Sky Ranch property, including evaluating possible joint venture opportunities pursuant to which we would build the water and wastewater infrastructure for housing and commercial development of the property. The timing for us to begin developing the property is largely dependent on the Denver real estate market and the interest we receive from home builders and developers. While the Denver area's housing market has strengthened in recent years, we are not able to determine when we expect to begin development of the property.

We plan to develop additional water assets within the Denver area and are exploring opportunities to utilize our water assets in areas adjacent to our existing water supplies.

Water and Growth in Colorado

After experiencing a weak economy through 2012, much like that of the U.S. as a whole, Colorado began recovering during 2013 and 2014 and continued to improve during 2015. The key drivers in our business model are:

•	Housing Starts – From September 2014 to September 2015 the annual housing starts increased by 14%. From September 2013 to September 2014 the annual housing starts increased by 14%.
•	Unemployment – The unemployment rate in Colorado was 4.1% at August 31, 2015, compared to a national unemployment rate of 5.1%. Colorado added an estimated 58,600 jobs from August 2014 to August 2015.
•	Population – The Denver Regional Council of Governments ("DRCOG"), a voluntary association of over 50 county and municipal governments in the Denver metropolitan area, continues to estimate that the Denver metropolitan area population will increase by about 44% from today's 2.7 million people to 3.9 million people by the year 2030. A Statewide Water Supply Initiative report by the Colorado Water Conservation Board estimates that the South Platte River basin, which includes the Denver metropolitan region, will grow from a current population of 3.2 million to 4.9 million by the year 2030; while the state's population will increase from 4.7 million to 7.2 million.

•	Demand – Approximately 70% of the state's projected population increase is anticipated to occur within the South Platte River basin. Significant increases in Colorado's population, particularly in the Denver metro region and other areas in the water-short South Platte River basin, together with increasing agricultural, recreational, and environmental water demands, will intensify competition for water supplies. The estimated population increases are expected to result in demands for water services in excess of the current capabilities of municipal service providers, especially during drought conditions.
•	Supply – The Statewide Water Supply Initiative estimates that population growth in the Denver region and the South Platte River basin will result in additional water supply demands of over 400,000 acre feet by the year 2030.
•	Development – Colorado law requires property developers to demonstrate that they have sufficient water supplies for their proposed projects before rezoning or annexation applications will be considered. These factors indicate that water and availability of water will continue to be critical to growth prospects for the region and the state, and that competition for available sources of water will continue to intensify. We focus the marketing of our water supplies and services to developers and home builders that are active along the Colorado Front Range as well as other area water providers in need of additional supplies.

Colorado's future water supply needs will be met through conservation, reuse and the development of new supplies. The District's rules and regulations for water and wastewater service call for adherence to strict conservation measures, including low-flow water fixtures, high efficiency appliances, and advanced irrigation control devices. Additionally, our systems are designed and constructed using a dual-pipe water distribution system to segregate the delivery of high quality potable drinking water to our local governmental entities and their end-use customers through one system and a second system to supply raw or reclaimed water for irrigation demands. About one-half of the water used by a typical Denver-area residential water customer is used for outdoor landscape and lawn irrigation. We believe that raw or reclaimed water supplies provide the lowest cost, most environmentally sustainable water for outdoor irrigation. We expect our systems to include an extensive water reclamation system in which essentially all effluent water from wastewater treatment plants will be reused to meet non-potable water demands. Our dual-distribution systems demonstrate our commitment to environmentally responsible water management policies in our water short region.

Competition

We negotiate individual service agreements with our governmental customers and with their developers and/or home builders to design, construct and operate water and wastewater systems and to provide services to end-use customers of governmental entities and to commercial and industrial customers. These service agreements seek to address all aspects of the development of the water and wastewater systems including:

(i)	the purchase of water and wastewater taps in exchange for our obligation to construct certain Wholesale Facilities;
(ii)	the establishment of payment terms, timing, capacity and location of Special Facilities (if any); and
(iii)	specific terms related to our provision of ongoing water and wastewater services to our local governmental customers as well as the governmental entity's end-use customers.

Although we have exclusive long-term water and wastewater service contracts for 24,000 acres of the 27,000-acre Lowry Range pursuant to the Service Agreement, providing water and wastewater services to areas other than Sky Ranch and the majority of the Lowry Range is subject to competition. Alternate sources of water are available, principally from other private parties, such as farmers or others owning water rights that have historically been used for agriculture, and from municipalities seeking to annex new development areas in order to increase their tax base. Our principal competition in areas close to the Lowry Range is the City of Aurora. Principal factors affecting competition for potential purchasers of our Export Water include the availability of water for the particular purpose, the cost of delivering the water to the desired location (including the cost of required taps), and the reliability of the water supply during drought periods. We estimate that the water assets we own and have the exclusive right to use have a supply capacity of approximately 59,400 SFE units, and we believe they provide us with a significant competitive advantage along the Front Range. Our legal rights to the Rangeview Water Supply have been confirmed for municipal use and a significant portion of our water supply is close to Denver area water users. Our pricing structure is competitive and our water portfolio is well balanced with senior surface water rights, groundwater rights, storage capacity and reclaimed water supplies.

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

Safe Drinking Water Act – The Safe Drinking Water Act establishes criteria and procedures for the U.S. Environmental Protection Agency (the "EPA") to develop national quality standards for drinking water. Regulations issued pursuant to the Safe Drinking Water Act and its amendments set standards on the amount of certain microbial and chemical contaminants and radionuclides allowable in drinking water. The State of Colorado has assumed primary responsibility for enforcing the standards established by the Safe Drinking Water Act and has adopted the Colorado Primary Drinking Water Standards (5 CCR 1003-1). Current requirements for drinking water are not expected to have a material impact on our financial condition or results of operations as we have made and are making investments to meet existing water quality standards. In the future, we might be required to change our method of treating drinking water and make additional capital investments if additional regulations become effective.

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

Clean Water Act – The Clean Water Act regulates wastewater discharges from drinking water and wastewater treatment facilities and storm water discharges into lakes, rivers, streams, and groundwater. The State of Colorado has assumed primary responsibility for enforcing the standards established by the federal Clean Water Act for wastewater discharges from domestic water and wastewater treatment facilities and has adopted the Colorado Water Quality Control Act and related regulations. It is our policy to obtain and maintain all required permits and approvals for discharges from our water and wastewater facilities and to comply with all conditions of those permits and other regulatory requirements. A program is in place to monitor facilities for compliance with permitting, monitoring and reporting for wastewater discharges. From time to time, discharge violations might occur which might result in fines and penalties, but we have no reason to believe that any such fines or penalties are pending or will be assessed.

In the future, we anticipate changing our method of treating wastewater, which will require future additional capital investments, as additional regulations become effective. We anticipate spending between $400,000 and $500,000 during fiscal year 2016 for improvements at our wastewater treatment facilities necessary to maintain compliant operations in light of more stringent discharge criteria for ammonia-nitrogen and chlorine residual.

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

Available Information and Website Address

Our website address is www.purecyclewater.com. We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing with the Securities and Exchange Commission ("SEC").

These reports and all other material we file with the SEC may be obtained directly from the SEC's website, www.sec.gov/edgar/searchedgar/companysearch.html, under CIK code 276720. The contents of our website are not incorporated by reference into this report. You may also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Operating information for the Public Reference Room is available by calling the SEC at 1-800-SEC-0330.

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

Our net losses may continue and we may not have sufficient cash flows from operations or other capital resources to pursue our business objectives. We have experienced significant net losses, our cash flows from operations have not been sufficient to fund our operations in the past and we have been required to raise debt and equity capital to remain in operation. Since 2004, we have obtained $76.2 million through (i) the issuance of $25.2 million of common stock (includes the issuance of stock pursuant to the exercise of options, net of expenses), (ii) the issuance of $5.2 million of Convertible Debt, which was converted to common stock on January 11, 2011, and (iii) the sale of our Arkansas River water and land for approximately $45.8 million in cash. Our ability to fund our operational needs and meet our business objectives will depend on our ability to generate cash from future operations. We currently have a limited number of customers. If our future cash flows from operations and other capital resources are not sufficient to fund our operations and the significant capital expenditure requirements to build our water delivery systems, we may be forced to reduce or delay our business activities, or seek to obtain additional debt or equity capital. Economic conditions and disruptions have previously caused substantial volatility in capital markets, including credit markets and the banking industry, increasing the cost and significantly reducing the availability of financing, which may reoccur in the future. There can be no assurance that financing will be available on acceptable terms or at all.

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

Our business is subject to seasonal fluctuations and weather conditions that could affect demand for our water service and our revenues. We depend on an adequate water supply to meet the present and future demands of our customers and their end-use customers and to continue our expansion efforts. Conditions beyond our control may interfere with our water supply sources. Drought and overuse may limit the availability of water. These factors might adversely affect our ability to supply water in sufficient quantities to our customers and our revenues and earnings may be adversely affected. Additionally, cool and wet weather, as well as drought restrictions and our customers' conservation efforts, may reduce consumption demands, also adversely affecting our revenue and earnings. Furthermore, freezing weather may contribute to water transmission interruptions caused by pipe and main breakage. If we experience an interruption in our water supply, it could have a material adverse effect on our financial condition and results of operations. Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with cooling systems, irrigation systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. If temperatures during the typically warmer months are cooler than expected or there is more rainfall than expected, the demand for our water may decrease and adversely affect our revenues.

Sales to the fracking industry could be curtailed or eliminated in the future. Our water sales are highly concentrated directly and indirectly with one company providing fracking services to the oil and gas industry on and around the Lowry Range and our Sky Ranch property. Regulations, fracking technologies, and the success of the wells are conditions that could limit or eliminate our sales to this customer base as well as renewals of our oil and gas leases, if any, in the future. Investment in oil and gas development is dependent on the price of oil and, recently, the price of oil has decreased significantly and has remained at relatively low levels. These sales essentially ceased in March 2015, and we have no contractual commitment that will ensure these sales will resume in the future.

We are dependent on the housing market and development in our targeted service areas for future revenues. Providing wholesale water service using our Colorado Front Range water supplies is our principal source of future revenue. The timing and amount of these revenues will depend significantly on housing developments being built near our water assets. The development of these areas is not within our control, and there can be no assurance that development will occur or that water sales will occur on acceptable terms or in the amounts or time required for us to support our costs of operation. In the event wholesale water sales are not forthcoming or development on the Lowry Range, Sky Ranch or other developments in our targeted service areas is delayed indefinitely, we may need to use our capital resources, incur additional short or long-term debt obligations or seek to sell additional equity, and there are no assurances that we would have sufficient capital resources or be successful in obtaining additional operating capital. After several years of significant declines in new home construction, there have been positive market gains in the Colorado housing market since 2013. However, if the downturn in the homebuilding and credit markets return or if the national economy weakens and economic concerns intensify, it could have a significant negative impact on our business and financial condition.

Development on the Lowry Range is not within our control and is subject to obstacles. Development on the Lowry Range is controlled by the Land Board, which consists of a five person citizen group representing education, agriculture, local government and natural resources, plus one at-large commissioner, each appointed for a four-year term by the Colorado governor and approved by the Colorado Senate. The Land Board's focus with respect to issues such as development and conservation on the Lowry Range tends to change as membership on the Land Board changes. In addition, there are often significant delays in the adoption and implementation of plans with respect to property administered by the Land Board because the process involves many constituencies with diverse interests. In the event water sales are not forthcoming or development of the Lowry Range is delayed or abandoned, we may need to use our capital resources, incur additional short or long-term debt obligations or seek to sell additional equity, and there are no assurances that we would have sufficient capital resources or be successful in obtaining additional operating capital.

Because of the prior use of the Lowry Range as a military facility, environmental clean-up may be required prior to development, including the removal of unexploded ordnance. The U.S. Army Corps of Engineers has been conducting unexploded ordnance removal activities at the Lowry Range for more than 20 years. Continued activities are dependent on federal appropriations, and the Army Corps of Engineers has no assurance from year to year of such appropriations for its activities at the Lowry Range.

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

We have a limited number of employees and may not be able to manage the increasing demands of our operations. We have a limited number of employees to administer our existing assets, interface with applicable governmental bodies, market our services and plan for the construction and development of our future assets. We may not be able to maximize the value of our water assets because of our limited manpower. We depend significantly on the services of Mark W. Harding, our President and Chief Financial Officer. The loss of Mr. Harding would cause a significant interruption of our operations. The success of our future business development and ability to capitalize on growth opportunities depends on our ability to attract and retain additional experienced and qualified persons to operate and manage our business. State regulations set the training, experience and qualification standards required for our employees to operate specific water and wastewater facilities. Failure to find state-certified and qualified employees to support the operation of our facilities could put us at risk for, among other things, regulatory penalties (including fines and suspension of operations), operational errors at the facilities, improper billing and collection processes, and loss of contracts and revenues. We cannot assure you that we can successfully manage our assets and our growth.

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

Conflicts of interest may arise relating to the operation of the District. Our officers and employees constitute 50% of the directors of the District. Pure Cycle, along with our officers and employees and one unrelated individual, own the 40 acres that constitute the District. We have made loans to the District to fund its operations. At August 31, 2015, total principal and interest owed to us by the District was $591,200. Pursuant to our Service Agreement with the District for the provision of water services, the District retains two percent of the revenues from the sale of water to its end-use customers on the Lowry Range. Proceeds from the fee collections will initially be used to repay the District's obligations to us, but after these loans are repaid, the District is not required to use the funds to benefit Pure Cycle. We have received benefits from our activities undertaken in conjunction with the District, but conflicts may arise between our interests and those of the District, and with our officers who are acting in dual capacities in negotiating contracts to which both we and the District are parties. We expect that the District will expand when more properties are developed and become part of the District, and our officers acting as directors of the District will have fiduciary obligations to those other constituents. There can be no assurance that all conflicts will be resolved in the best interests of Pure Cycle and its shareholders. In addition, other landowners coming into the District will be eligible to vote and to serve as directors of the District. There can be no assurances that our officers and employees will remain as directors of the District or that the actions of a subsequently elected board would not have an adverse impact on our operations.

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

Our Lowry Range Surface water rights are "conditional decrees" and require findings of reasonable diligence. Our surface water interests and reservoir sites at the Lowry Range are conditionally decreed and are subject to a finding of reasonable diligence from the Colorado water court every six years. To arrive at a finding of reasonable diligence, the water court must determine that we continue to diligently pursue the development of said water rights. If the water court is unable to make such a finding, we could lose the water right under review. During fiscal 2012, the Lowry Range conditional decrees were granted their first review by the water court which determined that we and the District met the diligence criteria. The water court entered a finding of reasonable diligence on the Lowry Range surface water decrees on February 11, 2012. Our next diligence period will be in February 2018. If the water court does not make a determination of reasonable diligence in 2018, it would materially adversely impact the value of our interests in the Rangeview surface water supply.

Water quality standards are subject to regulatory change. We must provide water that meets all federal and state regulatory water quality standards and operate our water and wastewater facilities in accordance with these standards. Future changes in regulations governing the supply of drinking water and treatment of wastewater may have a material adverse impact on our financial results. With respect to service of customers on the Lowry Range, the District's rates might not be sufficient to cover the cost of compliance with additional or more stringent requirements. If the cost of compliance were to increase, we anticipate that the rates of the nearby water providers that the District uses to establish its rates and charges would increase to reflect these cost increases, thereby allowing the District to increase its rates and charges. However, there can be no assurance that these water providers would raise their rates in an amount that would be sufficient to enable the District (and us) to cover any increased compliance costs.

In October 2009, the Water Quality Control Division of the Colorado Department of Public Health and Environment advised us of proposed changes to the discharge permit for the District's Coal Creek wastewater reclamation facility. The revised permit requires compliance with effluent ammonia limitations, use of E. coli rather than fecal coliform as an indicator of effluent disinfection efficacy, and a more stringent (lower) effluent chlorine residual limitation. The revised permit requires us to comply with the new criteria by April 2016. Although we anticipate being able to comply with the revised permit, there can be no assurances that we will be able to comply with future requirements or that the cost of such compliance will be covered by the rate structure required by the Rangeview Water Agreements.

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

We may be adversely affected by any future decision by the Colorado Public Utilities Commission to regulate us as a public utility. The Colorado Public Utilities Commission ("CPUC") regulates investor-owned water companies operating for the purpose of supplying water to the public. The CPUC regulates many aspects of public utilities' operations, including establishing water rates and fees, initiating inspections, enforcement and compliance activities and assisting consumers with complaints. We do not believe we are a public utility under Colorado law. We currently provide services by contract mainly to the District, which supplies the public. Quasi-municipal metropolitan districts, such as the District, are exempt by statute from regulation by the CPUC. However, the CPUC could attempt to regulate us as a public utility. If this were to occur, we might incur significant expense challenging the CPUC's assertion of jurisdiction, and we may be unsuccessful. In the future, existing regulations may be revised or reinterpreted, and new laws and regulations may be adopted or become applicable to us or our facilities. If we become regulated as a public utility, our ability to generate profits could be limited and we might incur significant costs associated with regulatory compliance.

The District's and our rights under the Lease have been challenged by third parties. The District's and our rights under the Lease have been challenged by third parties, including the Land Board in the past. In 2014, in connection with settling a lawsuit filed by us and the District against the Land Board, the Land Board, the District and we amended and restated the Lease to clarify and update a number of provisions.  However, there are issues still subject to negotiation and it is likely that during the remaining 66-year term of the Lease the parties will disagree over interpretations of provisions in the Lease again. There can be no assurance that the District's or our rights under the Lease will not be challenged in the future, which could require potentially expensive litigation to enforce our rights.

We are subject to the risk of possibly being required to register as an investment company. On August 18, 2015, we completed the sale of our Arkansas River water properties and water rights for approximately $45.8 million in cash. The net proceeds from the sale of the Arkansas River water properties and water rights, which currently represents 51% of our total assets, are currently invested in money market accounts, which are not regarded as "investment securities" under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Although our board of directors believes that we are not engaged primarily in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being primarily engaged in those activities, we could fall within the scope of Section 3(a)(1)(C) of the Investment Company Act if the net proceeds from the sale of the Arkansas River water properties and water rights and other cash and cash equivalents are invested in investment securities (as defined in the Investment Company Act) and such investment securities represent more than 40% of our total assets (exclusive of cash and certain cash equivalents). A company that falls within the scope of Section 3(a)(1)(C) of the Investment Company Act can avoid being regulated as an investment company if it can rely on certain of the exclusions from being deemed to be an "investment company" under the Investment Company Act. One such exclusion is Rule 3a-2 under the Investment Company Act, which provides that a company is deemed not to be an investment company during a period of time not to exceed one year provided that the company has a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such period of time), in a business other than that of an investment company. If necessary, our board of directors would explore transactions pursuant to which we would cease to be deemed to be an investment company, such as the disposition of our investment securities, including through liquidation, or the acquisition of sufficient assets that are not investment securities in order for us not to be deemed an investment company under the Investment Company Act. There can be no assurance that we would be able to complete such actions by the applicable deadline, or at all. If we were required to register as an "investment company" under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as currently conducted and could have a material adverse effect on us.

Our stock price has been volatile in the past and may decline in the future. Our common stock has experienced significant price and volume fluctuations in the past and may experience significant fluctuations in the future depending upon a number of factors, some of which are beyond our control. Factors that could affect our stock price and trading volume include, among others, the perceived prospects of our business; differences between anticipated and actual operating results; changes in analysts' recommendations or projections; the commencement and/or results of litigation and other legal proceedings; and future sales of our common stock by us or by significant shareholders, officers and directors. In addition, stock markets in general have experienced extreme price and volume volatility from time to time, which may adversely affect the market price of our common stock for reasons unrelated to our performance.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Corporate Office – Effective January 2015, we entered into an operating lease for approximately 2,500 square feet of office and warehouse space. The lease has a one-year term with payments of $3,000 per month. We have plans in place for office space after December 2015.

Water Related Assets – In addition to the water rights and adjudicated reservoir sites that are described in Item 1 – Our Water Assets, we also own a 500,000-gallon water tank, 400,000-barrel storage reservoir, three deep water wells, a pump station, and several miles of water pipeline in Arapahoe County, Colorado. Additionally, although owned by the District, we operate and maintain another 500,000-gallon water tank, two deep water wells, a pump station, three alluvial wells, the District's wastewater treatment plant, and water distribution and wastewater collection pipelines that serve customers located at the Lowry Range. These assets are used to provide service to our existing customers.

Land – We own approximately 931 acres of land known as Sky Ranch that is described further in Item 1 – Our Water and Land Assets – Sky Ranch. As described in Item 1 – Our Water and Land Assets – Arkansas River Water and Land, on August 18, 2015, we and our wholly owned subsidiary, PCY Holdings, sold approximately 14,600 acres of real property located in Bent, Otero, and Prowers Counties, Colorado, and related water rights to Arkansas River Farms for approximately $45.8 million in cash. We also own 40 acres of land that comprise the current boundaries of the District.

Other Equipment – We also owned various water delivery fixtures located on our farm properties, which were sold to Arkansas River Farms on August 18, 2015. These items consisted mainly of irrigation pumps, irrigation ditches, and irrigation pipelines.

Item 3 – Legal Proceedings

None.

Item 4 – Mine Safety Disclosures

None.

PART II

Item 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)                          Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol "PCYO." The high and low sales prices of our common stock, by quarter, for the fiscal years ended August 31, 2015 and 2014 are presented below:

Table C - Market Information
Fiscal 2015 quarters ended:	August 31	May 31	February 28	November 30
Market price of common stock
High	$5.55	$5.50	$5.11	$7.00
Low	$4.37	$4.12	$3.54	$4.94

Fiscal 2014 quarters ended:	August 31	May 31	February 28	November 30
Market price of common stock
High	$7.36	$7.00	$7.19	$7.19
Low	$5.40	$4.96	$5.62	$4.34

(b)                Holders

On November 2, 2015, there were 997 holders of record of our common stock.

(c)                Dividends

We have never paid any dividends on our common stock and expect for the foreseeable future to retain all of our capital and earnings from operations, if any, for use in expanding and developing our business. Any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant. The terms of our Series B Preferred Stock prohibit payment of dividends on common stock unless all dividends accrued on the Series B Preferred Stock have been paid and require dividends to be paid on the Series B Preferred Stock if proceeds from the sale of Export Water exceed $36,026,232. For further discussion see Note 8 – Shareholder's Equity to the accompanying financial statements.

(d)            Securities Authorized For Issuance Under Equity Compensation Plans

Table D - Securities Authorized for Issuance Under Equity Compensation Plans
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans:
Approved by security holders	312,000	$5.10	1,600,000
Not approved by security holders	–	–	–
Total	312,000	$5.10	1,600,000

(e)            Performance Graph 1

This graph compares the cumulative total return of our common stock for the last five fiscal years with the cumulative total return for the same period of the S&P 500 Index and a peer group index.2 The graph assumes the investment of $100 in common stock in each of the indices as of the market close on August 31 and reinvestment of all dividends.

	8/10	8/11	8/12	8/13	8/14	8/15

Pure Cycle Corporation	100.00	98.34	66.45	172.76	216.61	166.11
S&P 500	100.00	118.50	139.83	165.99	207.89	208.88
Peer Group	100.00	127.15	145.51	174.44	193.70	203.47

1.	This performance graph is not "soliciting material," is not deemed "filed" with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

2.	The Peer Group consists of the following companies that have been selected on the basis of industry focus or industry leadership: American States Water Company, Aqua America, Inc., Artesian Resources Corp., California Water Service Group, Connecticut Water Service, Inc., Middlesex Water Company, Pennichuck Corp., SJW Corp., and The York Water Company.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

None.

(g)	Purchase of Equity Securities By the Issuer and Affiliated Purchasers

None.

Item 6 – Selected Financial Data

Table E - Selected Financial Data
In thousands (except per share data)	For the Fiscal Years Ended August 31,
	2015	2014	2013	2012	2011
Summary Statement of Operations Items:
Total revenues	$2,323.7	$3,091.1	$1,857.5	$284.4	$282.1
Net loss	$(23,127.9)	$(311.4)	$(4,150.4)	$(17,418.7)	$(6,016.2)
Basic and diluted loss per share	$(0.96)	$(0.01)	$(0.17)	$(0.72)	$(0.26)
Weighted average shares outstanding	24,041	24,038	24,038	24,038	23,169

	As of August 31,
Summary Balance Sheet Information:	2015	2014	2013	2012	2011
Current assets	$39,580.9	$4,463.3	$9,900.0	$7,661.8	$5,065.6
Total assets	$73,060.9	$108,173.8	$108,618.3	$111,582.0	$116,122.7
Current liabilities	$1,499.0	$3,274.4	$5,402.3	$6,254.8	$658.3
Long-term liabilities	$1,476.4	$13,868.9	$65,443.5	$75,209.5	$68,174.0
Total liabilities	$2,975.4	$17,143.3	$70,845.8	$81,464.3	$68,832.3
Equity	$70,085.5	$91,030.5	$37,772.5	$30,117.8	$47,290.3

The following items had a significant impact on our operations:

•	In fiscal 2015, we sold our remaining farm assets for approximately $45.8 million, for a loss of approximately $22.1 million. In conjunction with the sale, we repaid $4.9 million in mortgage debt relating to the farms and we invested approximately $3.5 million into our water systems.
•	In fiscal 2014, in order to protect our farm assets, we acquired the remaining approximately $2.6 million of the $9.6 million in HP A&M defaulted notes described in Note 7 – Long-Term Debt and Operating Lease – Promissory Notes Payable by HP A&M in Default in the accompanying financial statements. Additionally, we borrowed $1.75 million, sold farms for $5.8 million, and invested $3.7 million in our water systems. Additionally, we recorded an impairment of approximately $400,000 on land and water rights held for sale, and we recorded a gain of $1.3 million upon completing the sale of certain farms that we previously impaired in fiscal 2012. See further discussion in Note 4 – Water and Land Assets in the accompanying financial statements.
•	In fiscal 2013, in order to protect our farm assets, we acquired approximately $7 million of the $9.6 million in HP A&M defaulted notes. Additionally we sold 1,500,000 unregistered shares of Pure Cycle common stock owned by HP A&M for $2.35 per share, yielding approximately $3.4 million, net of expenses.
•	In fiscal 2012, the Paradise Water Supply asset was deemed fully impaired and the entire asset value of $5.5 million was written off and recorded in the accompanying financial statements. Additionally, we recorded an impairment of $6.5 million on land and water rights held for sale. See further discussion in Note 4 – Water and Land Assets in the accompanying financial statements.
•	In fiscal 2015, 2014, 2013, 2012, and 2011, respectively, we imputed $23,800, $1.4 million, $3.3 million, $3.5 million, and $3.8 million of interest related to the Tap Participation Fee payable to HP A&M. As described below, this represents the difference between the net present value and the estimated realizable value of the Tap Participation Fee, which was being charged to expense using the effective interest method over the estimated development period utilized in the valuation of the Tap Participation Fee. The Tap Participation Fee was payable when we sell water taps and received funds from such water tap sales or other dispositions of property purchased from HP A&M. As further discussed in Note 12 – Litigation Loss Contingencies, we settled our claims against HP A&M relating to the defaults, and the Tap Participation Fee was eliminated.
•	In fiscal 2011, we acquired approximately 931 acres of land known as Sky Ranch for $7.0 million.

Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in "Risk Factors" and elsewhere in this Annual Report on Form 10-K, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements. Readers are cautioned that forward-looking statements contained in this Form 10-K should be read in conjunction with our disclosure under the heading "FORWARD LOOKING STATEMENTS" on page 1.

The following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand the results of operations and our financial condition and should be read in conjunction with the accompanying financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. The following sections focus on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:

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

Liquidity, Capital Resources and Financial Position – an analysis of our cash position and cash flows, as well as a discussion of our financial obligations.

Our Business

Pure Cycle Corporation is a Colorado corporation that (i) provides wholesale water and wastewater services to end-use customers of governmental entities and to commercial and industrial customers and (ii) until the end of calendar 2015 manages land and water assets for farming.

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

We currently provide wholesale water and wastewater service predominately to two local governmental entity customers. Our largest wholesale domestic customer is the District. We provide service to the District and its end-use customers pursuant to the Rangeview Water Agreements. Through the District, we serve 258 SFE water connections and 157 SFE wastewater connections located in southeastern metropolitan Denver. In the past three years, we have been providing water to industrial customers in the oil and gas industry located in our service areas and adjacent to our service areas for the purpose of hydraulic fracturing. Oil and gas operators have leased more than 135,000 acres within and adjacent to our service areas for the purpose of exploring oil and gas interests in the Niobrara and other formations and this activity had led to increased water demands. As a result of the recent decline in oil prices drilling has been significantly reduced, and as of the date of this report, we are not selling water to the oil and gas industry.

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

Agricultural Operations and Leasing

On August 18, 2015, we and our wholly owned subsidiary, PCY Holdings, sold approximately 14,600 acres of real property and related water rights in the FLCC to Arkansas River Farms for approximately $45.8 million in cash.  Pursuant to the purchase and sale agreement, we retained our farm leasing operations through the December 31, 2015, after which time we intend to discontinue our farm operations.

Based on total acreage, approximately 78% of our farm operations are managed through cash lease arrangements with local area farmers whereby we charge a fixed fee to lease our land and the water for agricultural purposes to tenant farmers. Based on total acreage, approximately 22% of our farm operations are managed through crop share leases, pursuant to which we and the tenant farmer jointly share in the gross revenues generated from the crops grown under a 75% farmer, 25% landlord participation. The majority of crops grown on our farms are alfalfa, with a number of acres also planted in corn, sorghum, and wheat.

We also own 931 acres of land along the I-70 corridor east of Denver, Colorado. We are currently leasing this land to an area farmer until such time as the property can be developed.

These land interests are described in the Arkansas River Assets and Sky Ranch sections of Note 4 – Water and Land Assets to the accompanying financial statements.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the timing of revenue recognition, the impairment of water assets and other long-lived assets, valuation of the Tap Participation Fee, fair value estimates and share-based compensation. Below is a summary of these critical accounting policies.

Revenue Recognition

Our revenues consist mainly of monthly service fees, tap fees, construction fees, consulting fees, and beginning in fiscal 2013, farm operations. As further described in Note 2 – Summary of Significant Accounting Policies to the accompanying financial statements, proceeds from tap sales and construction fees are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. We recognize tap fees derived from agreements for which we construct infrastructure owned by others as revenue, along with the associated costs of construction, pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the fiscal years ended August 31, 2015, 2014 or 2013.

Tap and construction fees derived from agreements for which we own the infrastructure are recognized as revenue ratably over the estimated service life of the assets constructed with said fees. Although the cash will be received up-front and most construction will be completed within one year of receipt of the proceeds, revenue recognition may occur over 30 years or more. Management is required to estimate the service life, and currently the service life is based on the estimated useful accounting life of the assets constructed with the tap fees. The useful accounting life of the asset is based on management's estimation of an accounting based useful life and may not have any correlation to the actual life of the asset or the actual service life of the tap. This is deemed a reasonable recognition life of the revenues because the depreciation of the assets constructed generating those revenues will therefore be matched with the revenues.

Monthly water usage fees, monthly wastewater service fees, and consulting fees are recognized in income each month as earned.

Pursuant to the O&G Lease and an oil and gas lease on 40 acres of mineral estate the Company owns adjacent to the Lowry Range (the "Rangeview Lease"), we received up-front payments which are recognized as other income on a straight-line basis over the initial term or extension of term, as applicable, of the leases.

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

Our water assets will be utilized in the provision of water services which inevitably will encompass many housing and economic cycles. Our service capacities are quantitatively estimated based on an average single family home consuming approximately 0.2 acre feet of water per year. Average water deliveries are approximately 0.4 acre feet; however, approximately 50% or 0.2 acre feet are returned and available for reuse. Our water supplies are legally decreed to us through the water court. The water court decree allocates a specific amount of water (subject to continued beneficial use) which historically has not changed. Thus, individual housing and economic cycles typically do not have an impact on the number of connections we can serve with our supplies or the amount of water legally decreed to us relating to these supplies.

We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

Our Water Rights – We determine the undiscounted cash flows for our Denver-based assets and, prior to the sale of our farms, the Arkansas River assets by estimating tap sales to potential new developments in our service areas and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service areas and the Front Range, actual future tap fees, and actual future operating costs inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2015, and determined there were no material changes and that our Denver-based assets are not impaired and their costs are deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g., Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. Our combined Rangeview Water Supply and Sky Ranch water assets have a carrying value of $27.7 million as of August 31, 2015. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $24,620 and estimated gross margins, we estimate that we would need to add 2,300 new water connections (requiring 3.5% of our portfolio) to generate net revenues sufficient to recover the costs of our Rangeview Water Supply and Sky Ranch water. If tap fees increase 5%, we would need to add 2,100 new water taps (requiring 3.4% of our portfolio) to recover the costs of our Rangeview Water Supply and Sky Ranch water. If tap fees decrease 5%, we would need to add 2,400 new water taps (requiring 3.7% of our portfolio) to recover the costs of our Rangeview Water Supply and Sky Ranch water.

Although changes in the housing market throughout the Front Range have delayed our estimated tap sale projections, these changes do not alter our water ownership, nor our service obligations to existing properties or the number of SFEs we can service.

Tap Participation Fee

Prior to August 18, 2015, we owned approximately 14,600 acres of irrigated land together with approximately 51,000 acre-feet of Arkansas River water rights. In addition to common stock issued to purchase these assets, we agreed to pay HP A&M a defined percentage of a defined number of water taps we sold from and after the date of the agreement with HP A&M. The TPF was payable when we sold water taps and received funds from such water tap sales or other dispositions of property purchased in the HP A&M acquisition. The TPF liability was valued by estimating new home development in our service areas over an estimated development period. This was done by utilizing third-party historical and projected housing and population growth data for the Denver metropolitan area applied to an estimated development pattern supported by historical development patterns of certain master planned communities in the Denver metropolitan area. This development pattern was then applied to projected future water tap fees determined by using historical water tap fee trends. Actual new home development in our service areas and actual future tap fees inevitably varied significantly from our estimates, which could have had a material impact on our consolidated financial statements as well as our results of operations. An important component in our estimate of the value of the TPF, which was based on historical trends, was that we reasonably expected water tap fees to continue to increase in the coming years. Tap fees are market based and the continued increase in tap fees reflects, among other things, the increasing costs to acquire and develop new water supplies. Tap fees are thus partially indicative of the increasing value of our water assets.

In January 2015, we reached a settlement with HP A&M, which among other things, provided for the relinquishment by HP A&M of all claims related to the TPF, and therefore, we have eliminated the TPF payable balance on the August 31, 2015 consolidated balance sheet.

Fair Value Estimates

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. We generally use a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value. See Note 3 – Fair Value Measurements to the accompanying financial statements. As discussed below, we used other methodologies to determine the fair value of the related party receivable from HP A&M, certain notes payable issued by us in exchange for HP A&M notes, and the receivable for unpaid balances that were owed to HP A&M for farm lease payments that are now payable to us.

Farm Accounts Receivable and Farm Operations – Most of the farm leases are cash only leases, although some are crop share leases. A "crop share" lease entitles us to a share of the sales from the crop sales of the farmer. As a result of the sale of our farms, the farm leases expire on December 31, 2015. The final cash based lease payments will be billed in November. The unpaid balances from the previous billings were recorded on our books as accounts receivable (less an allowance for uncollectible accounts) of $188,600. The crop share agreements are generally one year agreements and the payment cannot be calculated until after the farmers sell their crops. Accordingly any future payments from crop share leases are not included in the future farm lease billings schedule below.

The future scheduled billing for the farm income is presented in Table F below:

Table F - Contractual Farm Lease Income Receivable
		Payments due to Pure Cycle by period
	Total	Less than 1 year	1-3 years
Contractual lease income receivable
Farm leases receivable	$431,800	$431,800	$-
Total	$431,800	$431,800	$-

Expenses associated with the farm operations include management salaries, maintenance, property taxes and FLCC assessments. Under the terms of the purchase and sale agreement providing for the sale of our farms, we will continue to be responsible for these payments through December 2015.

Share-based Compensation

We estimate the fair value of share-based payment awards made to key employees and directors on the date of grant using the Black-Scholes option-pricing model. We then expense the fair value over the vesting period of the grant using a straight-line expense model. The fair value of share-based payments requires management to estimate/calculate various inputs such as the volatility of the underlying stock, the expected dividend rate, the estimated forfeiture rate and an estimated life of each option. We do not expect any forfeiture of option grants; therefore, the compensation expense has not been reduced for estimated forfeitures. These assumptions are based on historical trends and estimated future actions of option holders and may not be indicative of actual events which may have a material impact on our financial statements. For further details on share-based compensation expense, see Note 8 – Shareholders' Equity to the accompanying financial statements.

Results of Operations

Executive Summary

The results of our operations for the fiscal years ended August 31, 2015, 2014 and 2013 were as follows:

Table G - Summary Results of Operation
				Change
	Fiscal Years Ended August 31,			2015-2014			2014-2013
	2015	2014	2013		$	%		$	%
Millions of gallons of water delivered	97.5	190.1	69.2	(92.6)		-49%	120.9		175%
Water revenues generated	$970,000	$1,879,500	$502,700	$(909,500)		-48%	$1,376,800		274%
Water delivery operating costs incurred (excluding depreciation and depletion)	$464,900	$547,600	$188,300	$(82,700)		-15%	$359,300		191%
Water delivery gross margin %	52%	71%	63%

Wastewater treatment revenues	$50,100	$45,400	$41,700	$4,700		10%	$3,700		9%
Wastewater treatment operating costs incurred	$55,000	$38,400	$17,000	$16,600		43%	$21,400		126%
Wastewater treatment gross margin %	-10%	15%	59%

Other income	$120,700	$42,400	$15,400	$78,300		185%	$27,000		175%
Other income costs incurred	$90,100	$39,400	$1,200	$50,700		129%	$38,200		3183%
Other income gross margin %	25%	7%	92%

Farm operations	$1,127,200	$1,068,000	$1,241,900	$59,200		6%	$(173,900)		-14%
Farm operations operating costs incurred	$126,300	$88,100	$96,300	$38,200		43%	$(8,200)		-9%
Farm operations gross margin %	89%	92%	92%

General and administrative expenses	$2,699,600	$3,356,900	$2,333,100	$(657,300)		-20%	$1,023,800		44%

Net losses	$23,127,900	$311,400	$4,150,400	$22,816,500		7327%	$(3,839,000)		-92%

Changes in Revenues

We generate revenues from two segments:  water and wastewater services and farm operations.  Water and wastewater revenues are generated from (i) monthly wholesale water usage fees and wastewater service fees, (ii) one time water and wastewater tap fees and construction fees, and (iii) consulting fees.

Water and Wastewater Revenues – Our water deliveries decreased 49% in fiscal 2015 compared to fiscal 2014 and increased 175% in fiscal 2014 compared to fiscal 2013. Water revenues decreased 48% in fiscal 2015 compared to fiscal 2014 and increased 274% in fiscal 2014 compared to fiscal 2013. The decreases in deliveries and sales in fiscal 2015 and the increases in deliveries and sales in fiscal 2014 were primarily due to the changes in demand for water to be used for oil and gas activities – namely, fracking wells drilled into the Niobrara formation. The following table details the sources of our water sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for fiscal 2015, fiscal 2014, and fiscal 2013.

Water Revenue Summary
	2015			2014			2013
Customer Type	Sales (in thousands)	kgal	Average per kgal	Sales (in thousands)	kgal	Average per kgal	Sales (in thousands)	kgal	Average per kgal
On-Site	$137.3	20,821.7	$6.59	$130.7	23,318.2	$5.61	$138.3	33,831.2	$4.09
Export-Commercial	50.0	4,158.4	12.02	31.6	2,318.4	13.63	42.0	4,156.8	10.10
Industrial/Fracking	782.7	72,557.6	10.79	1,717.2	164,502.7	10.44	322.4	34,025.1	9.48
	$970.0	97,537.7	$9.94	$1,879.5	190,139.3	$9.88	$502.7	72,013.1	$6.98

Our gross margin on delivering water (not including depletion charges) was 52%, 71%, and 63% during fiscal 2015, 2014, and 2013, respectively. The changes in our gross margins were due to changes in demand related to water sales to the fracking industry and our ability to offset the ECCV system costs with increased water deliveries in fiscal 2014.

Our wastewater fees increased 10% and 9% in fiscal 2015 compared to fiscal 2014 and fiscal 2014 compared to fiscal 2013, respectively. Wastewater fee fluctuations result from demand changes from our only customer.

We did not sell any water or wastewater taps during fiscal 2015, 2014 or 2013.

Other income consisted principally of consulting fees of $85,800, $42,400, and $15,400 for the fiscal years ended August 31, 2015, 2014, and 2013, respectively. During the fiscal year ended August 31, 2015, we also received income related to a cost sharing arrangement from our industrial water sales related to the fracking industry in the amount of $34,900. Our consulting fees increased 102% in fiscal 2015 compared to fiscal 2014 and increased 175% in fiscal 2014 compared to fiscal 2013. The increase in fees is the result of the additional management of new water systems. We have increased from managing one system during fiscal 2013 to managing two systems during fiscal 2014 and four systems during fiscal 2015. Our margins have fluctuated as we allocated additional staff costs to system management.

Farm Operations Revenues –Farm revenues increased 6% in fiscal 2015 compared to fiscal 2014. The increase was the result of a 3% increase in our cash leases and the conversion of several of our farms to crop share leases. The following chart provides a comparison of fiscal 2015 and fiscal 2014 results of sales by the type of lease.

Farm Summary
	2015					2014
Lease Type	Sales (in thousands)	Acres (1)		Average per Acre		Sales (in thousands)	Acres		Average per Acre
Arkansas Cash	$825.8	8,395		$98.37		$820.3	9,888		$82.96
Arkansas Pasture	9.0	1,131		7.96		8.5	1,131		7.52
Arkansas Water Shares	110.4	N/	A	N/	A	104.4	N/	A	N/	A
Arkansas Crop Share	182.0	3,119		58.35		134.8	1,896		71.10
Arkansas Held for Sale	-	-		-		-	299		-
Arkansas Not Farmed	-	1,959		-		-	1,690		-
Sky Ranch	-	931		-		-	931		-
	$1,127.2	15,535		$72.56		$1,068.0	15,835		$67.45

1)	The amounts included under acres represent the total acres farmed during the fiscal year. In the first fiscal quarter of 2015 we sold one farm. From that time until we sold our farm assets in August 2015, we farmed 14,600 acres. Although we sold our farm assets in August 2015, pursuant to the terms of the purchase and sale agreement, we will retain revenues from the farms through December 2015.

General and Administrative Expenses

Table H details significant items, and changes, included in our General and Administrative Expenses ("G&A Expenses") as well as the impact that share-based compensation has on our G&A Expenses for the fiscal years ended August 31, 2015, 2014 and 2013, respectively.

Table H- G&A Expenses
				Change
	Fiscal Years Ended August 31,			2015-2014			2014-2013
	2015	2014	2013		$	%		$	%
Significant G&A Expense items:
Salary and salary related expenses	$1,181,100	$914,400	$723,500	$266,700		29%	$190,900		26%
FLCC water assessment fees	378,700	304,300	321,200	74,400		24%	(16,900)		-5%
Professional fees	536,300	1,540,300	370,600	(1,004,000)		-65%	1,169,700		316%
Fees paid to directors including insurance	140,400	120,400	120,600	20,000		17%	(200)		0%
Insurance	84,500	78,700	56,000	5,800		7%	22,700		41%
Public entity related expenses	83,200	92,500	90,500	(9,300)		-10%	2,000		2%
Consulting fees	18,300	13,100	47,400	5,200		40%	(34,300)		-72%
Property taxes	143,700	88,700	323,200	55,000		62%	(234,500)		-73%
All other compenents of G&A combined	133,400	204,500	280,100	(71,100)		-35%	(75,600)		-27%
G&A Expenses as reported	$2,699,600	$3,356,900	$2,333,100	$(657,300)		-20%	$1,023,800		44%
Share-based compensation	(240,000)	(251,900)	(66,800)	11,900		-5%	(185,100)		277%
G&A Expenses less share-based compensation	$2,459,600	$3,105,000	$2,266,300	$(645,400)		-21%	$838,700		37%

Note - salary and salary related expenses excluding share-based compensation:
Salary and salary related expenses	$941,100	$662,500	$656,700	$278,600		42%	$5,800		1%

Salary and Salary Related Expenses – Salary and salary related expenses increased by 29% during fiscal 2015 as compared to fiscal 2014 and increased by 26% during fiscal 2014 as compared to fiscal 2013. The increase in fiscal 2015 compared to fiscal 2014 was the result of the Company paying increased bonuses and the addition of two field personnel during fiscal 2015. The increase in fiscal 2014 compared to fiscal 2013 resulted from the addition of an expense related to options issued to management in fiscal 2013 and the addition of a full-time system operator and field service employee. As noted on the bottom line of Table H, salary and related expenses excluding share-based compensation expenses increased 42% during fiscal 2015 compared to fiscal 2014 and increased 1% during fiscal 2014 compared to fiscal 2013. Share-based compensation expenses decreased 5% during fiscal 2015 compared to fiscal 2014 as a result of a decrease in the number of options issued during fiscal 2015 compared to fiscal 2014. Share-based compensation expense increased 277% during fiscal 2014 compared to fiscal 2013 due to the issuance of annual options to our independent directors at a higher exercise price than the prior year.

FLCC Water Assessment Fees – We pay fees for our share of the maintenance of the Fort Lyon Canal in Southeast Colorado. The fees are approved by the shareholders of the FLCC. Prior to the sale of our farm assets in August 2015, we held approximately 19.8% of the voting shares of the FLCC. Under the terms of the sale, we will continue to pay assessments through December 2015. FLCC fees increased 24% during fiscal 2015 compared to fiscal 2014 as a result of an increase in the assessment. FLCC fees decreased 5% during fiscal 2014 compared to fiscal 2013 as a result of the sale of a portion of our farm portfolio, which was partially offset by an increase in the assessment. FLCC assessments per share were $22.50, $16, and $15, for the calendar years ended 2015, 2014, and 2013, respectively.

Professional Fees (mainly legal and accounting fees) – Professional fees decreased 65% during fiscal 2015 compared to fiscal 2014 and increased 316% during fiscal 2014 compared to fiscal 2013. The decrease during fiscal 2015 compared to fiscal 2014 was primarily the result of settlement of the Land Board litigation, which decreased by $852,000 and the settlement of the HP A&M litigation claims, which decreased by $223,000. The decreases were partially offset by an increase of $33,000 in general legal fees and an increase of $38,000 in accounting fees associated with the audit of the Company's internal controls over financial reporting. The increase during fiscal 2014 compared to fiscal 2013 was due to legal fees associated with the Land Board litigation, which increased by $748,000 and legal fees associated with the HP A&M litigation, which increased by $463,200. These increases were partially offset by a reduction in general legal fees of $31,000 and a reduction in accounting fees of $10,500.

Fees Paid to Our Board of Directors – Fees for our board in fiscal 2015 include $50,500 for premiums related to our directors and officers insurance policy (this amount increased by $1,000 from fiscal 2014). The remaining fiscal 2015 fees of $89,900 represent amounts paid to our board members for annual service, meeting attendance fees and travel expenses, which were somewhat higher than in fiscal 2014 due to an increase in the number of board meetings held in 2015. Fees paid to our board of directors in fiscal 2014 include $49,500 for premiums related to our directors and officers insurance policy (this amount increased by $3,700 from fiscal 2013). The remaining fiscal 2014 fees of $70,900 represent amounts paid to our board members for annual service, meeting attendance fees and travel expenses, which were somewhat higher than in fiscal 2013 due to an increase in the number of board meetings, but due to timing of accruals and payments are $2,900 less in our 2014 financial statements.

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

Consulting Fees – Consulting fees for fiscal 2015 consisted of $10,000 for board advisory services, $3,800 related to developing Sky Ranch, and $4,500 related to the development of the Sky Ranch water districts. Consulting fees for fiscal 2014 consisted of $9,600 related to the development of the Sky Ranch water districts and $3,500 in general consulting fees related to our water rights.

Property Taxes – Our property tax expense increased from fiscal 2014 to fiscal 2015 by $55,000 because we did not have an excess amount accrued for property taxes like we did in fiscal 2014 due to the reclassification of our Sky Ranch property from commercial to farm land as described below. Our property tax expense decreased from fiscal 2013 to fiscal 2014 by $234,500 primarily as a result of the reclassification of our Sky Ranch property from commercial to farm land. As of August 31, 2013, we had an accrual of $57,600 in property taxes related to our Sky Ranch property. The actual property taxes were assessed at $3,200 resulting in a reduction in our property tax expense of $54,400 during fiscal 2014.

Other G&A Expenses – Other G&A Expenses include typical operating expenses related to the maintenance of our office, business development, bad debt charges, travel, and District funding. Other G&A decreased 35% during fiscal 2015 compared to fiscal 2014 and decreased 27% during fiscal 2014 compared to fiscal 2013. The changes were primarily the result of the timing of various expenses. As described in greater detail in Note 14 – Related Party Transactions to the accompanying financial statements, pursuant to a funding agreement with the District, we are now able to provide funding to the District for day-to-day operations and accrue the funding into a note, which decreased our G&A by approximately $114,000 from fiscal 2014 to fiscal 2015. The decreases in other G&A from fiscal 2013 to fiscal 2014 were primarily the result of decreased District expenses of $24,700, the reduction of bad debt expenses by $21,200, and the elimination of the $20,200 expense we incurred to dispose of our Paradise water asset.

Other Income and Expense Items

Table I - Other Items
				Change
	For the Fiscal Years Ended August 31,			2015-2014			2014-2013
	2015	2014	2013		$	%		$	%
Other expense items:
Imputed interest expense	$23,800	$1,445,500	$3,275,400	$(1,421,700)		-98%	$(1,829,900)		-56%
Interest expense	$390,500	$239,200	$245,500	$151,300		63%	$(6,300)		-3%

Other income items:
Oil and gas lease income, net	$645,700	$525,400	$416,000	$120,300		23%	$109,400		26%
Oil and gas royalty income, net	$412,600	$-	$-	$412,600		100%	$-		100%
Interest income	$43,000	$26,900	$34,600	$16,100		60%	$(7,700)		-22%
Other	$22,100	$160,000	$9,600	$(137,900)		-86%	$150,400		1567%
Gain on extinguishment of contingent obligations	$-	$832,100	$-	$(832,100)		-100%	$832,100		100%

(Loss)/Gain on sale of land and water assets	$(22,108,100)	$1,407,300	$-	$(23,515,400)		-1671%	$1,407,300		100%

Imputed interest expense represents the expensed portion of the difference between the relative fair value of the Tap Participation Fee liability payable to HP A&M and the net present value of the liability recognized under the effective interest method. The changes in the imputed interest expense in each of the years presented are a result of the updated valuations performed in first quarter of fiscal 2012 and at the end of fiscal 2014, which are explained in greater detail in Note 7 – Long-Term Debt and Operating Lease to the accompanying financial statements. These imputed interest charges account for 119% and 79% of our total reported net losses for the fiscal years ended August 31, 2014 and 2013, respectively. As a result of the settlement with HP A&M, we no longer need to record an expense related to the Tap Participation Fee liability.

Interest expense represents the amounts recognized on our farm debt. We acquired HP A&M's farm notes from third parties in order to protect out farm assets as the result of the default by HP A&M. The notes were acquired during the fiscal years ended August 31, 2014 and 2013 in exchange for a combination of cash and promissory notes. The notes issued by the Company generally carried a stated interest rate of 5% and were payable twice per year with a term of five years. As a result of the sale of our farms, these notes were paid in full during August 2015. During fiscal 2015, we paid additional loan costs to refinance a portion of the farm notes. As a result of paying the mortgages in full, we incurred the entire loan costs during fiscal 2015 instead of amortizing the costs over the term of the loans.

The $645,700, $525,400, and $416,000 of oil and gas lease payments recognized in fiscal 2015, fiscal 2014, and fiscal 2013, respectively, primarily represent the up-front payment received on March 10, 2011, upon the signing of the O&G Lease and Surface Use Agreement. On March 10, 2011 we received an up-front payment of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property. The oil and gas rights under the remaining 304 acres at Sky Ranch were already owned by a third party. We deferred immediate recognition of the up-front payment, but began recognizing the up-front payment in income over the initial three-year term of the O&G Lease beginning March 10, 2011. During February 2014, we received an additional payment of $1,243,400 to extend the initial term of the O&G Lease by an additional two years through February 2016. The income received for the extension is being recognized in income over the two-year extension term of the O&G Lease. As of August 31, 2015, we have deferred recognition of $379,800 of income related to the O&G Lease.

The oil and gas royalty income represents amounts received pursuant to the O&G Lease. The amount includes royalties from oil production from commencement of each well through August 15, 2015, which represents approximately six months of production.  The first well generated royalty revenue of approximately $321,800, 20% gross (net of taxes), based on the Company's 3/8ths interest of the total production of this 1,280-acre pooled mineral estate. This 10,000 foot horizontal well recorded production of approximately 105,000 barrels for the period. The second well generated royalty revenue of approximately $90,800, 20% gross (net of taxes), based on the Company's 1/8ths interest of the total production of this 1,280-acre pooled mineral estate. This 10,000 foot horizontal well recorded production of approximately 88,600 barrels for the period.  The gas collection infrastructure has been extended to these wells and the gas product is now being collected and will begin generating royalties during the next reporting period. During fiscal 2014 there were no producing wells. The following charts detail well production and royalty during fiscal 2015.

Interest income represents interest earned on the temporary investment of capital in cash equivalents or available-for-sale securities, finance charges, interest accrued on the note receivable from the District and interest accrued on the Special Facilities construction proceeds receivable from Arapahoe County. The increase from fiscal 2014 compared to fiscal 2015 is due to the receipt of interest on proceeds from the sale of our farms. The decrease from fiscal 2013 compared to fiscal 2014 is due to reduced investments and the elimination of construction interest as a result of the county paying off the balance of the note in March 2013.

Other income represents payments we received for various easements and the construction of infrastructure for the oil and gas industry. During fiscal 2014, we received a number of payments for easements for the development of oil and gas on our Rangeview and Sky Ranch properties.

Gain on extinguishment of contingent obligations resulted from the relinquishment of the Comprehensive Amendment Agreement No. 1 ("CAA") interest held by the Land Board. As part of the settlement of the Land Board litigation the Land Board assigned its interest in the CAA to us.

During fiscal 2015, we sold our remaining farms for $45.8 million. The farms were acquired for a total consideration of $81.8 million which included the value of the equity granted as consideration for the purchase (3,000,000 shares of stock valued at $36.2 million), plus the present value of the Company's agreement to pay 10% of the first 40,000 taps that were added to the Company's water system (the Tap Participation Fee valued at $45.6 million).  Beginning in 2012 and extending to January of 2015, the seller of the farms, HP A&M, defaulted on certain obligations relating to the farms.  In January of 2015, the Company and HP A&M agreed to settled all outstanding litigation relating to HP A&M's default. In addition to other consideration, HP A&M agreed to relinquish all rights to the TPF. Based on our remedies under the Arkansas River Agreement for the HP A&M defaults, beginning in 2012 and through the settlement in January 2015, we eliminated approximately $68.4 million of the TPF liability and recorded that amount to shareholders' equity.

Beginning in 2012, we sold a portion of our farms in order to address the HP A&M defaults, which resulted in a decrease of the farms assets and a loss due to the TPF's inclusion in the book value of the asset compared to the sale price of the farms.  The sale of the remaining farms in 2015 resulted in a book loss of $22.1 million (as further described in Note 4 – Water and Land Assets), which is the difference of the $45.8 million received from the sale less our book value of $67.4 million (which included a portion of the TPF) and closing costs of $500,000.

During fiscal 2014, we completed the sale of certain farms as further described in Note 4 – Water and Land Assets. We also recognized a gain related to easements on our properties totaling approximately $100,000.

Liquidity, Capital Resources and Financial Position

At August 31, 2015, our working capital, defined as current assets less current liabilities, was $38.1 million, which includes $37.1 million in cash and cash equivalents. We have an effective shelf registration statement pursuant to which we may elect to sell up to another $15 million of common stock at any time and from time to time. We believe that as of the date of the filing of this annual report on Form 10-K and as of August 31, 2015, we have sufficient working capital to fund our operations for the next fiscal year.

Sale of Farm Assets – We sold our Arkansas River farm assets for approximately $45.8 million on August 18, 2015. Approximately $1.3 million is being held in escrow pending the resolution of dry-up covenant issues related to three farms.
Arkansas River Water Assets – The FLCC water assessments are the charges assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal. The water assessment payments are payable to the FLCC each calendar year. For the calendar year 2015, FLCC water assessments increased from $16 to $22.50 per share, which will increase our expenses by approximately $119,900 to $415,100, which will be expensed ratably during calendar 2015. For the calendar year 2014, FLCC water assessments increased from $15 to $16 per share, which increased our expenses by approximately $22,900 to $312,900, which were expensed ratably during calendar 2014. Our calendar year property taxes were approximately $137,000 and $150,500 for the calendar years 2015 and 2014, respectively. Based on these taxes, we are accruing monthly property taxes of approximately $11,400 and $11,700 for the calendar years 2015 and 2014, respectively. We sold our Arkansas River water assets in August 2015; however, pursuant to the terms of the purchase and sale agreement, we will remain obligated for all FLCC water assessments and property taxes through December 2015.

ECCV Capacity Operating System – In May 2012, in our capacity as the District's service provider and the Export Water Contractor (as defined in the Lease), we entered into an agreement to operate and maintain the ECCV facilities allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat monthly fee of $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from ECCV's system, which is included in the water usage fees charged to customers.

South Metropolitan Water Supply Authority and WISE – SMWSA is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members, including the District. Pursuant to the SMWSA Participation Agreement with the District, we agreed to provide funding to the District in connection with its membership in the SMWSA. During the fiscal years ended August 31, 2015 and 2014, we provided $78,600 and $131,300, respectively, of funding to the District pursuant to the SMWSA Participation Agreement. In July 2013, the District together with nine other SMWSA members formed an entity to enable its members to participle in WISE and entered into an agreement that specifies each member's pro rata share of WISE and the members' rights and obligations with respect to WISE. On December 31, 2013, SMWA, Denver Water and Aurora Water entered into the WISE Partnership Agreement, which provides for the purchase of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. We have entered into the WISE Financing Agreement, which obligates us to fund the District's cost of participating in WISE. During the fiscal year ended August 31, 2015, we made payments of $1,156,800 to purchase certain rights to use existing water transmission and related infrastructure acquired by WISE. We anticipate that we will be investing approximately $1.2 million per year during each of the next five years to fund the District's purchase of its share of the water transmission line and additional facilities, water and related assets for WISE. In exchange for funding the District's obligations in WISE, we will have the sole right to use and reuse the District's 7% share of the WISE water and infrastructure to provide water service to the District's customers and to receive the revenue from such service. Upon completion in 2021, we expect to be entitled to approximately 3 million gallons per day of transmission pipeline capacity and 500 acre feet per year of water.

We also funded the District's obligation to repay approximately $1.4 million borrowed by the District from certain SMWA members to finance the purchase of infrastructure for WISE pursuant to the WISE Financing Agreement. The note was paid in full during August 2015.

Summary Cash Flows Table

				Change
	For the Fiscal Years Ended August 31,			2015-2014			2014-2013
	2015	2014	2013		$	%		$	%
Cash (used) provided by:
Operating acitivites	$(974,100)	$51,700	$(1,756,700)	$(1,025,800)		-1984%	$1,808,400		-103%
Investing activities	$42,531,700	$2,136,300	$4,098,100	$39,014,400		1826%	$(1,961,800)		-48%
Financing activities	$(6,218,200)	$(2,886,900)	$(1,516,500)	$(1,950,300)		68%	$(1,370,400)		90%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services, costs incurred in the delivery of those services, G&A Expenses, and depletion/depreciation expenses.

Cash used by operations in fiscal 2015 increased by $1,025,700 compared to fiscal 2014, which was primarily the result of us not receiving a fee for renewal of the O&G lease in fiscal 2015, which accounted for approximately $1.3 million in fiscal 2014. Cash used by operations in fiscal 2014 decreased by $1,808,400 compared to fiscal 2013, which was due primarily to the decrease in net operating losses, which was the result of increased revenues.

We will continue to provide wholesale domestic water and wastewater services to customers in our service areas, and we will continue to operate and maintain our water and wastewater systems with our own employees.

Changes in Investing Activities – Investing activities in fiscal 2015 consisted of the sale of our farms, which generated proceeds of approximately $44.6 million, and the addition of approximately $2.1 million in water assets, which primarily consisted of the investment in WISE of approximately $2.5 million ($1.4 million acquired through WISE funding obligation) and the addition of pipelines and other water infrastructure of approximately $1 million. Investing activities in fiscal 2014 consisted of the sale of some of our farms and easements on our land, which generated $5.8 million and the addition of approximately $3.9 million in water assets, which primarily consisted of the addition of three wells to our system. Investing activities in fiscal 2013 consisted of the investment in our water system and purchase of water infrastructure assets of $418,000, the sale of marketable securities of $1.1 million, and the sale of collateral stock of $3.4 million.

Changes in Financing Activities – Financing activities in fiscal 2015 consisted primarily of payments on our promissory notes of $8.9 million (which includes repayment of the WISE funding obligation entered into in December 2014) and the receipt of approximately $2.7 million in new notes. Financing activities in fiscal 2014 consisted primarily of payments on our promissory notes of $2.9 million. Financing activities in fiscal 2013 consisted primarily of payments on our promissory notes of $1.8 million and the receipt of $292,000 from Arapahoe County pursuant to the County Agreement and the early payoff of the debt.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist entirely of the contingent portion of the CAA which is $646,400, as described in Note 5 – Participating Interest in Export Water to the accompanying financial statements. The contingent liability is not reflected on our balance sheet because the obligation to pay the CAA is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.

Recently Adopted and Issued Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to the accompanying financial statements for recently adopted and issued accounting pronouncements.

Total Contractual Cash Obligations

Table K - Contractual Cash Obligations
		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$6,300	$6,300	(a)	(a)	(a)
Participating Interests in Export Water	346,000	(b)	(b)	(b)	(b)
Total	$352,300	$6,300	$-	$-	$-

(a)	Our only operating lease is related to our office space. We occupy 2,500 square feet at a cost of $3,000, per month, at the address shown on the cover of this Form 10-K. We lease these premises pursuant to a one‑year operating lease agreement which expires in December 2015 with a third party.

(b)	The participating interests liability is payable to the CAA holders upon the sale of Export Water, and therefore, the timing of the payments is uncertain and not reflected in the above table by period.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

General

We have limited exposure to market risks from instruments that may impact our balance sheets, statements of operations, and statements of cash flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of August 31, 2015, we are not holding any marketable securities while we evaluate our investment policies and expand our water systems. We have no investments denominated in foreign country currencies, and therefore, our investments are not subject to foreign currency exchange rate risk.

Item 8 – Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Pure Cycle Corporation

We have audited the accompanying balance sheets of Pure Cycle Corporation as of August 31, 2015 and 2014, and the related statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended August 31, 2015. We also have audited Pure Cycle Corporation's internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Pure Cycle Corporation's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on Pure Cycle Corporation's internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation as of August 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Pure Cycle Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ GHP HORWATH, P.C

Denver, Colorado
November 9, 2015

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
ASSETS:	August 31, 2015	August 31, 2014
Current assets:
Cash and cash equilvalents	$37,089,041	$1,749,558
Trade accounts receivable, net	707,838	1,626,090
Sky Ranch receivable	148,415	50,915
Escrow receivable	1,342,250	–
Land and water held for sale	–	699,826
Prepaid expenses	293,395	336,867
Total current assets	39,580,939	4,463,256

Investments in water and water systems, net	27,708,595	90,823,916
Land and mineral interests	5,091,668	3,662,754
Land and water held for sale	–	1,500,000
Note receivable - related party:
Rangeview Metropolitan District, including accrued interest	591,223	568,022
HP A&M receivable	–	7,069,511
Other assets	88,488	86,363
Total assets	$73,060,913	$108,173,822

LIABILITIES:
Current liabilities:
Accounts payable	198,338	1,379,647
Current portion mortgages payable,
including interest payable of $0 and $80,847, respectively	–	925,980
Accrued liabilities	590,533	257,893
Income taxes	292,729	-
Deferred revenues	56,700	65,124
Deferred oil and gas lease payment	360,765	645,720
Total current liabilities	1,499,065	3,274,364

Deferred revenues, less current portion	1,111,293	1,167,095
Deferred oil and gas lease payment, less current portion	19,000	379,765
Mortgages payable, less current portion	–	4,032,227
Participating Interests in Export Water Supply	346,007	354,628
Tap Participation Fee payable to HP A&M
net of $0 and $4.1 million discount respectively	–	7,935,262
Total liabilities	2,975,365	17,143,341

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Preferred stock:
Series B - par value $.001 per share, 25 milllion shares authorized	433	433
432,513 shares issued and outstanding
(liquidation perference of $432,513)
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized;
24,054,098 and 24,037,598 shares issued and outstanding, respectively	80,185	80,130
Collateral stock	(1,407,000)	–
Additional paid in capital	172,384,355	168,794,396
Accumulated deficit	(100,972,425)	(77,844,478)
Total shareholders' equity	70,085,548	91,030,481
Total liabilities and shareholders' equity	$73,060,913	$108,173,822

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
	2015	2014	2013
Revenues:
Metered water usage	$969,989	$1,879,495	$502,668
Wastewater treatment fees	50,076	45,400	41,697
Special facility funding recognized	41,508	41,508	41,508
Water tap fees recognized	14,294	14,294	14,294
Farm operations	1,127,155	1,068,026	1,241,882
Other income	120,702	42,417	15,413
Total revenues	2,323,724	3,091,140	1,857,462

Expenses:
Water service operations	(464,940)	(547,562)	(188,309)
Wastewater service operations	(66,745)	(38,426)	(16,958)
Farm operations	(126,279)	(88,105)	(96,337)
Other	(55,173)	(39,421)	(1,199)
Depletion and depreciation	(172,546)	(149,757)	(90,468)
Total cost of revenues	(885,683)	(863,271)	(393,271)
Gross margin	1,438,041	2,227,869	1,464,191

General and administrative expenses	(2,699,587)	(3,356,863)	(2,333,126)
Impairment of land and water rights held for sale	–	(402,657)	–
Depreciation	(174,717)	(46,807)	(220,834)
Operating loss	(1,436,263)	(1,578,458)	(1,089,769)

Other income (expense):
Oil and gas lease income, net	645,720	525,438	416,048
Oil and gas royalty income, net	412,627
Interest income	43,044	26,858	34,583
Interest expense	(390,505)	(239,200)	(245,503)
Other	22,120	160,004	9,574
(Loss) gain on sale of land and water assets	(22,108,145)	1,407,326	–
Gain on extinguishment of contingent obligations	–	832,097	–
Interest imputed on the Tap Participation Fees
payable to HP A&M	(23,816)	(1,445,509)	(3,275,378)
Net loss before taxes	(22,835,218)	(311,444)	(4,150,445)
Taxes	(292,729)	–	–
Net loss	$(23,127,947)	$(311,444)	$(4,150,445)
Net loss per common share – basic and diluted	$(0.96)	$(0.01)	$(0.17)

Weighted average common shares outstanding –
basic and diluted	24,041,114	24,037,598	24,037,598

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
					Additional	Accumulated
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Collateral	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Stock	Deficit	Total
August 31, 2012 balance:	432,513	$433	24,037,598	80,130	$103,420,869	$(1,081)	$–	$(73,382,589)	$30,117,762
Share-based compensation	–	–			66,812				66,812
Reduction in TPF due to remedies under the Arkansas River Agreement	–	–	–	–	11,737,265	–	–	–	11,737,265
Unrealized loss on investments	–	–	–	–	–	1,081	–		1,081
Net loss	–	–	–	–	–	–	–	(4,150,445)	(4,150,445)
Comprehensive loss									(4,149,364)
August 31, 2013 balance:	432,513	433	24,037,598	80,130	115,224,946	–	–	(77,533,034)	37,772,475
Share-based compensation	–	–	–	–	251,915	–	–	–	251,915
Reduction in TPF due to remedies under the Arkansas River Agreement	–	–	–	–	53,317,535	–	–	–	53,317,535
Net loss	–	–	–	–	–	–	–	(311,444)	(311,444)
Comprehensive loss									(311,444)
August 31, 2014 balance:	432,513	433	24,037,598	80,130	168,794,396	–	–	(77,844,478)	91,030,481
Share-based compensation	–	–	–	–	239,986	–	–	–	239,986
Exercise of options	–	–	16,500	55	48,770	–	–	–	48,825
Reduction in TPF due to remedies under the Arkansas River Agreement	–	–	–	–	3,301,203	–	–	–	3,301,203
Collateral stock	–	–	–	–	–	–	(1,407,000)	–	(1,407,000)
Net loss	–	–	–	–	–	–	–	(23,127,947)	(23,127,947)
Comprehensive loss									(23,127,947)
August 31, 2015 balance:	432,513	$433	24,054,098	$80,185	$172,384,355	$–	$(1,407,000)	$(100,972,425)	$70,085,548

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the fiscal Years Ended August 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(23,127,947)	$(311,444)	$(4,150,445)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Share-based compensation expense	239,986	251,915	66,812
Depreciation, depletion and other non-cash items	347,263	196,564	313,137
Investment in Well Enhancement Recovery Systems, LLC	4,577	(37,193)	-
Imputed interest on Tap Participation Fees payable to HP A&M	23,816	1,445,509	3,275,378
Impairment of land and water rights held for sale	-	402,657	-
Loss (Gain) on the sale of land and water rights held for sale	22,108,145	(1,308,392)	-
Interest income and other non-cash items	(419)	(420)	-
Interest added to note receivable - related party:
Rangeview Metropolitan District	(15,493)	(12,039)	(12,038)
Gain on extinguishment of contingent obligations	-	(832,097)	-
Changes in operating assets and liabilities:
Trade accounts receivable	918,252	(1,041,288)	(449,344)
Prepaid expenses	43,472	(168,795)	125,437
HP A&M receivable	(63,777)	(414,355)	(519,934)
Sky Ranch receivable	(97,500)	6,388	(57,303)
Rangeview Metropolitan District note receivable	(7,708)	-	-
Accounts payable and accrued liabilities	(848,669)	1,191,298	120,527
Income taxes	292,729	-	-
Interest accrued on agriculture land promissory notes	(80,847)	(41,181)	-
Deferred revenue	(64,226)	(65,385)	(65,385)
Deferred income - oil and gas lease	(645,720)	790,002	(403,507)
Net cash provided by (used in) operating activities	(974,066)	51,744	(1,756,665)

Cash flows from investing activities:
Investments in water, water systems and land	(2,101,253)	(3,864,443)	(378,008)
Sales and maturities of marketable securities	-	-	1,101,367
Proceeds from sale of land and easments	-	192,851	-
Proceeds from sale of farm land	44,650,149	5,811,265	-
Proceeds from sale of collateral stock	-	-	3,415,000
Purchase of property and equipment	(17,186)	(3,370)	(40,300)
Net cash provided by investing activities	42,531,710	2,136,303	4,098,059

Cash flows from financing activities:
Arapahoe County construction proceeds	-	-	291,662
Proceeds from exercise of options	48,825
Payment to contingent liability holders	(8,621)	(6,185)	(16,018)
Proceeds from borrowings on promissory notes payable	2,670,627
Payments made on promissory notes payable	(8,928,992)	(2,880,667)	(1,792,192)
Net cash (used in) provided by financing activities	(6,218,161)	(2,886,852)	(1,516,548)

Net change in cash and cash equivalents	35,339,483	(698,805)	824,846
Cash and cash equivalents - beginning of year	1,749,558	2,448,363	1,623,517
Cash and cash equivalents - end of year	$37,089,041	$1,749,558	$2,448,363

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Reduction in Tap Participation Fee liability resulting from
remedies under the Arkansas River Agreement	$-	$53,317,500	$11,737,300
Reduction in Tap Participation Fee liability, HP A&M
receivable, collateral stock, and mineral interests received
as a result of settlement of the Arkansas River Agreement	$1,894,203	$-	$-
Assets acquired through WISE funding obligation	$1,381,004	$-	$-

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015, 2014 and 2013

NOTE 1 – ORGANIZATION

Pure Cycle Corporation (the "Company") was incorporated in Delaware in 1976 and reincorporated in Colorado in 2008. The Company owns assets in the Denver, Colorado metropolitan area, and prior to a sale on August 18, 2015, it owned assets in Southeast Colorado. The Company is currently using its water assets located in the Denver metropolitan area to provide wholesale water and wastewater services to customers located in the Denver metropolitan area. The Company leased its farm land and related water rights in Southeast Colorado to area farmers.

The Company provides a full line of wholesale water and wastewater services which includes designing and constructing water and wastewater systems as well as operating and maintaining such systems. The Company's business focus is to provide wholesale water and wastewater services, predominately to local governmental entities, which provide services to their end-use customers throughout the Denver metropolitan area as well as along the Colorado Front Range.

The Company believes it has sufficient working capital and financing sources to fund its operations for at least the next fiscal year. As of August 31, 2015, the Company had $37.1 million of cash and cash equivalents and $38.1 million of working capital.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Pure Cycle Corporation and its majority-owned and controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company's cash equivalents are comprised entirely of money market funds maintained at a high quality financial institution in an account which as of August 31, 2015 exceeded federally insured limits. At various times during the year ended August 31, 2015, the Company's main operating account exceeded federally insured limits.

Financial Instruments – Concentration of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash equivalents with high quality financial institutions. At various times throughout the year ended August 31, 2015, cash deposits have exceeded federally insured limits. The Company historically has invested its idle cash primarily in certificates of deposit, money market instruments, commercial paper obligations, corporate bonds and US government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.

HP A&M Receivable

In conjunction with High Plains A&M, LLC ("HP A&M"), defaulting on certain promissory notes in fiscal year 2012, the Company had the right to collect from HP A&M any amounts the Company spent to cure the defaulted notes. Accordingly, through the date of the settlement, the Company had recorded the entire amount of the HP A&M notes at default as well as expenses incurred to cure the defaults as a receivable from HP A&M less proceeds received from the sale of shares pledged by HP A&M as security. As described further in Note 12 – Litigation Loss Contingencies, the Company has settled its claims against HP A&M relating to the defaults on these promissory notes and the Company has written off the receivable from HP A&M to additional paid in capital.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015, 2014 and 2013

Mortgages Payable

During fiscal year 2013, the Company began acquiring the defaulted and non-defaulted promissory notes that were payable by HP A&M. The Company used cash and issued notes to acquire the HP A&M notes, the majority of which had a five-year term, bore interest at an annual rate of five percent and required semi-annual payments with a straight-line amortization schedule. The carrying value of the notes payable approximated the fair value as the rates were comparable to market rates.

In October 2014, the Company borrowed $4,450,000 from the First National Bank of Las Animas. The note had a 20-year term, required semi-annual payments, and carries a 5.27% per annum rate for the first five years. After the first five years, the interest rate on the note was subject to change (no more often than annually) based on the changes in the First National Bank of Las Animas Ag/Real Estate Rate. The Company had the right to pay the note in full at any time without penalty. The carrying value of this note approximated the fair value as the rate was comparable to market rates. On August 18, 2015, in conjunction with the sale of the farm assets, the Company repaid the note in full.

As described further in Note 14 – Related Party Transactions, in December 2014, the District entered into an agreement to finance approximately $1.4 million of the purchase of certain WISE (defined in Note 7 below) infrastructure. The $1.4 million was repayable in equal annual installments over the next three years and accrued interest at the rate of 3%. The carrying value of this obligation approximated the fair value as the rate was comparable to market rates.  On August 28, 2015, the Company repaid this obligation in full pursuant to the Company's obligations under the WISE Financing Agreement (defined in Note 7 below).

Cash Flows

The Company paid $441,400, $310,400 and $123,500 in interest during the fiscal years ended August 31, 2015 2014, and 2013, respectively.

The Company did not pay any income taxes during the fiscal years ended August 31, 2015, 2014 and 2013. The Company has accrued $292,700 for alternative minimum tax the Company will owe as a result of the sale of the Company's farm assets.

Trade Accounts Receivable

The Company records accounts receivable net of allowances for uncollectible accounts. Included in trade accounts receivable are balances due from farm operations. The Company recorded an allowance for uncollectible accounts in the amount of $26,300 for each of the periods ended August 31, 2015 and 2014. The allowance for uncollectible accounts was determined based on specific review of all past due accounts.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the eventual use of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Based on the Company's procedures, the Company determined that land and water rights held for sale related to the Arkansas River assets were impaired as of August 31, 2014, and the Company recorded an impairment of $402,700. The Company determined that no impairment of such assets existed at August 31, 2015, or August 31, 2013.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015, 2014 and 2013

Capitalized Costs of Water and Wastewater Systems and Depreciation and Depletion Charges

Costs to construct water and wastewater systems that meet the Company's capitalization criteria are capitalized as incurred, including interest, and depreciated on a straight-line basis over their estimated useful lives of up to 30 years. The Company capitalizes design and construction costs related to construction activities, and it capitalizes certain legal, engineering and permitting costs relating to the adjudication and improvement of its water assets.

The Company depletes its water assets that are being utilized on the basis of units produced (i.e., thousands of gallons sold) divided by the total volume of water adjudicated in the water decrees.

Tap Participation Fee Liability and Imputed Interest Expense

This note should be read in conjunction with Note 7 – Long-Term Debt and Operating Lease and Note 12 – Litigation Loss Contingencies below.

Pursuant to the Asset Purchase Agreement dated May 10, 2006 (the "Arkansas River Agreement") between the Company and HP A&M, the Company was obligated to pay HP A&M a defined percentage of a defined number of water tap fees the Company receives after the date of the Arkansas River Agreement (the "Tap Participation Fee" or "TPF"). The Tap Participation Fee was due and payable once the Company had sold a water tap and received the consideration due for such water tap. The Company did not sell any water taps during the fiscal years ended August 31, 2015, 2014, or 2013. As further discussed in Note 12 – Litigation Loss Contingencies, the Company has settled its claims against HP A&M relating to the defaults, and the TPF has been eliminated.

Prior to the settlement, the Company imputed interest expense on the unpaid TPF using the effective interest method over an estimated period that was utilized in the valuation of the liability. The Company imputed interest of $23,800, $1.4 million and $3.3 million during the years ended August 31, 2015, 2014 and 2013, respectively.

As a result of the Company's settlement with HP A&M, no water taps remain subject to the TPF as of August 31, 2015. As of August 31, 2014, there were 2,184 water taps subject to the TPF.

Revenue Recognition

The Company generates revenues through two separate lines of businesses. Its revenues are derived through its wholesale water and wastewater business and its farming operations, which are described below.

Wholesale Water and Wastewater Business – The Company generates revenues through its wholesale water and wastewater segment predominately from three sources: (i) monthly wholesale water usage fees and wastewater service fees, (ii) one time water and wastewater tap fees and construction fees, and (iii) consulting fees. Because these items are separately delivered, the Company accounts for each of the items separately, as described below.

i)	Monthly wholesale water and wastewater service fees – Monthly wholesale water usage charges are assessed to the Company's customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent ("SFE") unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company's water or wastewater systems similar to the demand of a family of four persons living in a single family house on a standard sized lot. One SFE is assumed to have a water demand of approximately 0.4 acre feet per year and to contribute wastewater flows of approximately 300 gallons per day. Water usage pricing uses a tiered pricing structure. The Company recognizes wholesale water usage revenues upon delivering water to its customers or its governmental customers' end-use customers, as applicable. The water revenues recognized by the Company are shown net of royalties to the Land Board and, when applicable, amounts retained by the Rangeview Metropolitan District (the "District").

The Company recognizes wastewater processing revenues monthly based on usage. The monthly wastewater service fees are shown net of amounts retained by the District. Amounts recognized for water and wastewater services during the fiscal years ended August 31, 2015, 2014 and 2013 are presented in the statements of operations. Costs of delivering water and providing wastewater service to customers are recognized as incurred.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015, 2014 and 2013

The Company delivered 97.5 million, 190.1 million and 69.2 million gallons of water to customers during the fiscal years ended August 31, 2015, 2014 and 2013, respectively.

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

Tap and construction fees derived from agreements for which the Company will own the infrastructure are recognized as revenues ratably over the estimated accounting service life of the facilities constructed, starting at completion of construction, which could be in excess of 30 years. Costs of construction of the assets when the Company will own the assets are capitalized and depreciated over their estimated economic lives.

From time to time, the Company enters into water service agreements to provide water service to customers. The Company owns the facilities which store, treat, and deliver the water and amortizes the cost of these facilities over their useful lives. In each of the three fiscal years ended August 31, 2015, 2014 and 2013, the Company recognized $14,300 of tap fee revenue. At August 31, 2015, $313,300 of these tap fees are still deferred. The Company recognized $41,500 of "Special Facilities" funding as revenue in each of the three fiscal years ended August 31, 2015, 2014, and 2013 respectively. As of August 31, 2015, the Company has deferred recognition of $1.1 million of tap and construction fee revenue from customer agreements, which will be recognized as revenue ratably through 2036.

In addition to the tap fee revenues and the construction revenues, the Company also recorded interest income from Arapahoe County using the effective interest method. Pursuant to the Arapahoe County agreement, the county made payments to the Company totaling $82,200 per year through 2013 for the construction of the Special Facilities at the Fairgrounds. These payments include interest at 6% per annum. In April 2013, the county paid the balance on the note. The Company recognized $5,500 of interest income from the county during the fiscal year ended August 31, 2013.

iii)	Consulting fees – Consulting fees are fees the Company receives, typically on a monthly basis, from municipalities and area water providers along the I-70 corridor, for contract operations services.

Agricultural Farming Operations – Prior to the sale of its Arkansas River water and land, the Company leased its Arkansas River water and land to area farmers who actively farmed the properties. Pursuant to the terms of the purchase and sale agreement, the Company will continue to manage and receive the lease income until December 31, 2015. Therefore, the farm revenues and expenses are presented within operations for the years ended August 31, 2015, 2014, and 2013, respectively. Pursuant to the farm lease agreements, the Company bills the lessees semi-annually in March and November. The lease billings include minimum billings and adjustments based on actual water deliveries by the Fort Lyon Canal Company ("FLCC") or are based on crop yields. The Company records farm lease income ratably each month based on estimated annual lease income the Company anticipates collecting from its land and water leases. The Company recorded these amounts as receivables, less an estimated allowance for uncollectible accounts. The allowance as of August 31, 2015, was determined by the Company's specific review of all past due accounts. The Company has recorded allowances for doubtful accounts totaling $26,300 for each of the periods ended August 31, 2015 and 2014. As of August 31, 2015 and 2014, the Company has accrued deferred revenue of $361,400 and $256,500, respectively, of farm income related to billings for future periods. The Company manages the farm lease business as a separate line of business from the wholesale water and wastewater business.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015, 2014 and 2013

Royalty and Other Obligations
Revenues from the sale of "Export Water" are shown gross of royalties payable to the Land Board. Revenues from the sale of water on the "Lowry Range" are shown net of the royalties to the Land Board and the amounts retained by the District. See further description of "Export Water" and the "Lowry Range" in Note 4 under "Rangeview Water Supply and Water System."
Oil and Gas Lease Payments
As further described in Note 4 below, on March 10, 2011, the Company entered into a Paid-Up Oil and Gas Lease (the "O&G Lease") and a Surface Use and Damage Agreement (the "Surface Use Agreement") with Anadarko E&P Company, L.P. ("Anadarko"), a wholly owned subsidiary of Anadarko Petroleum Company. Pursuant to the O&G Lease on March 10, 2011, the Company received an up-front payment of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its Sky Ranch property. In December 2012, the O&G Lease was purchased by a wholly owned subsidiary of ConocoPhillips Company. The Company received an additional payment of $1,243,400 during February 2014 to extend the O&G Lease an additional two years through February 2016, which will be recognized as income on a straight-line basis over two years (the extension term of the O&G Lease). In addition, during the fiscal years ended August 31, 2015 and 2014, the Company received up-front payments of $72,000 and $12,540, respectively, for the purpose of exploring for, developing, producing, and marketing oil and gas on 40 acres of mineral estate the Company owns adjacent to the Lowry Range (the "Rangeview Lease"). The Company recognizes the up-front payments on a straight-line basis over the terms of the respective leases. During the years ended August 31, 2015, 2014 and 2013, the Company recognized $645,700, $525,400, and $416,000, respectively, of income related to the up-front payments received pursuant to these leases.
As of August 31, 2015, the Company has deferred recognition of $379,800 of income related to the O&G Lease, which will be recognized as income ratably through July 2017.

Share-based Compensation

The Company maintains a stock option plan for the benefit of its employees and directors. The Company records share-based compensation costs which are measured at the grant date based on the fair value of the award and are recognized as expense over the applicable vesting period of the stock award using the straight-line method. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options during the fiscal years ended August 31, 2015 and 2014 had no impact on the income tax provisions.

The Company recognized $240,000, $251,900, and $66,800 of share-based compensation expenses during the fiscal years ended August 31, 2015, 2014 and 2013, respectively.

Income Taxes

The Company uses a "more-likely-than-not" threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company does not have any significant unrecognized tax benefits as of August 31, 2015.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2011 through fiscal 2014. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At August 31, 2015, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the fiscal years ended August 31, 2015, 2014 or 2013.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015, 2014 and 2013

Loss per Common Share

Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 312,100, 315,100, and 347,600 common share equivalents as of August 31, 2015, 2014 and 2013, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. Where it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company's financials properly reflect the change. A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, the Company has not determined whether implementation of such proposed standards would be material to the Company's financial statements. During the current period, there were no new accounting pronouncements issued that will significantly impact the Company's financial reporting.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange. The Company had none of these instruments at August 31, 2015 or 2014.
Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had no Level 2 assets or liabilities at August 31, 2015 or 2014.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability at August 31, 2014, the Tap Participation Fee liability, which is described in greater detail in Note 2 – Summary of Significant Accounting Policies and Note 7 – Long-Term Debt and Operating Lease.

The Company maintains policies and procedures to value instruments using the best and most relevant data available.

The Company's non-financial assets measured at fair value on a non-recurring basis consist of its investments in water and water systems and other long-lived assets held for sale. See Note 4 – Water and Land Assets for impairment of water rights and land with the associated water rights held for sale.

Level 3 Liability – Tap Participation Fee. Prior to the elimination of the TPF pursuant to the Company's settlement with HP A&M, the Company's TPF liability was the Company's only financial liability measured on a non-recurring basis. As further described in Note 7 – Long-Term Debt and Operating Lease, the TPF liability was valued by projecting new home development in the Company's targeted service areas over an estimated development period.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015, 2014 and 2013

Cash and Cash Equivalents: The Company's cash and cash equivalents are reported using the values as reported by the financial institution where the funds are held. These securities primarily include balances in the Company's operating, savings, and money market accounts. The carrying amount of cash and cash equivalents approximate fair value.

Accounts Receivable and Accounts Payable: The carrying amounts of accounts receivable and accounts payable approximate fair value due to the relatively short period to maturity for these instruments.

Long-term Financial Liabilities: The Comprehensive Amendment Agreement No. 1 (the "CAA") is comprised of a recorded balance and an off-balance sheet or "contingent" obligation associated with the Company's acquisition of its "Rangeview Water Supply" (defined in Note 4 below). The amount payable is a fixed amount but is repayable only upon the sale of "Export Water" (defined in Note 4 below). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value. The CAA is described further in Note 5 – Participating Interests in Export Water.

The recorded balance of the Tap Participation Fee liability at August 31, 2014 is its estimated fair value determined by projecting new home development in the Company's targeted service areas over an estimated development period.

Notes Receivable – Related Party: The fair value of the Note Receivable – Related Party is not practicable to estimate due to the related party nature of the underlying transactions.

Receivable from HP A&M: In conjunction with HP A&M defaulting on certain promissory notes in fiscal year 2012, the Company had the right to collect from HP A&M any amounts the Company spent to cure the defaulted notes. Accordingly, through the date of the settlement, the Company had recorded the entire amount of the HP A&M notes at default as well as expenses incurred to cure the defaults as a receivable from HP A&M less proceeds received from the sale of shares pledged by HP A&M as security. As described further in Note 12 – Litigation Loss Contingencies, the Company has settled its claims against HP A&M relating to the defaults on these promissory notes, and the Company has written off the receivable to additional paid in capital from HP A&M.

Promissory Notes Payable: During fiscal 2013, the Company began acquiring the defaulted and non-defaulted promissory notes that were payable by HP A&M in exchange for a combination of cash and promissory notes. The majority of the notes issued by the Company had a five-year term, bore interest at an annual rate of five percent (5%) and required semi-annual payments with a straight-line amortization schedule. The carrying value of the notes payable approximate the fair value as the rates, are comparable to market rates. These notes were paid in full during fiscal 2015.

Off-Balance Sheet Instruments: The Company's off-balance sheet instruments consist entirely of the contingent portion of the CAA. Because repayment of this portion of the CAA is contingent on the sale of Export Water, which is not reasonably estimable, the Company has determined that the contingent portion of the CAA does not have a determinable fair value. See further discussion in Note 5 – Participating Interests in Export Water.

NOTE 4 – WATER AND LAND ASSETS

The Company's water and water systems consist of the following approximate costs and accumulated depreciation and depletion as of August 31:

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015, 2014 and 2013

	August 31, 2015		August 31, 2014
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Arkansas River assets	$-	$-	$67,746,400	$(1,488,600)
Rangeview water supply	14,444,600	(8,800)	14,444,600	(8,400)
Sky Ranch water rights and other costs	6,440,800	(194,600)	6,004,000	(93,000)
Fairgrounds water and water system	2,899,900	(798,700)	2,899,900	(710,600)
Rangeview water system	1,256,300	(110,300)	1,148,200	(77,900)
Water supply – other	3,973,300	(193,900)	1,050,200	(90,900)
Totals	29,014,900	(1,306,300)	93,293,300	(2,469,400)
Net investments in water and water systems	$27,708,600		$90,823,900

Depletion and Depreciation

The Company recorded $7,000, $4,400, and $500 of depletion charges during the fiscal years ended August 31, 2015, 2014 and 2013, respectively. During the fiscal years ended August 31, 2015 and 2014, this related to the Rangeview Water Supply (defined below) and the Sky Ranch water supply (discussed below) and during the fiscal year ended August 31, 2013 this related entirely to the Rangeview Water Supply. No depletion was taken against the Arkansas River water (discussed below) because the water located at this location was not utilized for its intended purpose.

The Company recorded $340,300, $192,200 and $310,800 of depreciation expense in each of the fiscal years ended August 31, 2015, 2014 and 2013, respectively. These figures include depreciation for other equipment not included in the table above.

Arkansas River Assets

Arkansas River Water – The Company owned approximately 51,000 acre feet of senior water rights in the Arkansas River and its tributaries in Southeastern Colorado. The Company acquired its Arkansas River assets from HP A&M pursuant to the Arkansas River Agreement entered into on May 10, 2006.

The Company sold its Arkansas River assets to Arkansas River Farms, LLC pursuant to the Purchase and Sale Agreement entered into on March 11, 2015 for approximately $45.8 million, for a loss of approximately $22.1 million.

The value of the assets was recorded based on the determined fair value of the consideration paid at the acquisition date in 2006, because the value of the consideration was deemed a more reliable criterion of value than the value of the acquired assets. The consideration paid was comprised of equity (3.0 million shares of the Company's common stock) and the Tap Participation Fee. Because the estimated value of the consideration paid was less than the total estimated fair value of the assets acquired by the Company, the relative values assigned to the assets were ratably reduced.

Fort Lyon Canal Company ("FLCC") Shares – The Arkansas River water rights were represented by 18,448.44 shares of the FLCC, which is a non-profit mutual ditch company established in the late 1800s that operates and maintains the 110 mile Fort Lyon Canal between La Junta, Colorado and Lamar, Colorado. The shares in the FLCC represent the amount of water the Company owned in the Fort Lyon Canal.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015, 2014 and 2013

Arkansas River Land – The Company owned approximately 14,600 acres of real property which was being used for agricultural purposes and was acquired from HP A&M in 2006 in connection with the water acquisition described above. The land is located in the counties of Bent, Otero and Prowers in southern Colorado. The Company also owned certain contract rights, tangible personal property, mineral rights, and other water interests related to the Arkansas River water and land.
The land owned by the Company was divided into separate properties, each of which is being leased to area farmers. The operating leases expire on December 31, 2015 at which time the Company intends to discontinue its farm operations.

The Company received lease income from farm leases of approximately $1,127,200, $1,068,000, and $1,241,900 for the fiscal years ended August 31, 2015, 2014 and 2013, respectively.

As part of the settlement with HP A&M, on January 28, 2015, HP A&M assigned its 75% mineral interests in the Arkansas River land to the Company. Together with the 25% mineral interests the Company owned prior to the settlement, the Company now holds approximately 13,900 acres of mineral interests. The Company has valued its mineral interests at approximately $1,425,500. The settlement is described in greater detail in Note 12 – Litigation Loss Contingencies.

Land and Water Shares Held for Sale

During fiscal year 2012 management identified certain land and water rights as held for sale, and through August 31, 2014, the Company completed sales of approximately 1,886 acres of land and 2,982 FLCC shares associated with the land, and in November 2014, completed sales of approximately 299 acres of land along with 239 FLCC shares associated with the land for approximately $700,000 recorded as land and water held for sale-current. Management believes that the November 2014 sale completes the sales cycle related to the land held for sale. Due to modifications of the actual acreage sold and the number of FLCC shares associated with the land sold, a gain on the transaction of approximately $1.3 million was recorded during the fourth quarter of fiscal 2014.

In addition, in fiscal 2014, management identified an additional 640 acres of land and 512 FLCC shares associated with the land as held for sale in order to have sufficient cash available to continue to meet future obligations on the promissory notes the Company issued to purchase the defaulted notes owed by HP A&M and to continue to fund water system expansions. The net book value of the assets identified as held for sale was $1.9 million prior to designation as held for sale. The anticipated sales price for these assets was $1.5 million based on recent sales transactions, which resulted in a loss of approximately $400,000, which was expensed in fiscal 2014.

The Company sold its remaining Arkansas River assets, including the land and water shares held for sale, to Arkansas River Farms, LLC pursuant to the Purchase and Sale Agreement entered into on March 11, 2015.

Rangeview Water Supply and Water System

The "Rangeview Water Supply" consists of 20,450 acre feet and is a combination of tributary surface water and groundwater rights along with certain storage rights associated with the Lowry Range, a 27,000-acre property owned by the Land Board located 16 miles southeast of Denver, Colorado. The $14.4 million on the Company's balance sheet as of August 31, 2015, represents the costs of assets acquired or facilities constructed to extend water service to customers located on and off the Lowry Range. The recorded costs of the Rangeview Water Supply include payments to the sellers of the Rangeview Water Supply, design and construction costs and certain direct costs related to improvements to the asset including legal and engineering fees.

The Company acquired the Rangeview Water Supply beginning in 1996 when:

(i)	The District entered into the 1996 Amended and Restated Lease Agreement with the Land Board, which owns the Lowry Range;

(ii)	The Company entered into the Agreement for Sale of Export Water with the District;

(iii)	The Company entered into the 1996 Service Agreement with the District for the provision of water service to the Lowry Range; and

(iv)	In 1997, the Company entered into the Wastewater Service Agreement with the District for the provision of wastewater service to the District's service area.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015, 2014 and 2013

In July 2014, the Company, the District and the Land Board entered into the 2014 Amended and Restated Lease (the "Lease"), which superseded the original 1996 lease, and the Company and the District entered into an Amended and Restated Service Agreement. Collectively, the foregoing agreements, as amended, are referred to as the "Rangeview Water Agreements."

Pursuant to the Rangeview Water Agreements, the Company owns 11,650 acre feet of groundwater which can be exported off the Lowry Range to serve area users (referred to as "Export Water"). The Company also has the right to exchange an aggregate gross volume of 165,000 acre feet of groundwater for 1,650 acre feet per year of adjudicated surface water and to use this surface water as Export Water. Additionally, the Company has the exclusive right to provide water and wastewater service, through 2081, to all water users on the Lowry Range, and the right to develop an additional 8,800 acre feet of groundwater and 3,300 acre feet of adjudicated surface water (subject to the exchange for Export Water) to serve customers either on or off the Lowry Range. The Rangeview Water Agreements also provide for the Company to use surface reservoir storage capacity in providing water service to customers both on and off the Lowry Range.

Services on the Lowry Range – Pursuant to the Rangeview Water Agreements, the Company designs, finances, constructs, operates and maintains the District's water and wastewater systems to provide service to the District's customers on the Lowry Range. The Company will operate both the water and the wastewater systems during the contract period, and the District owns both systems. After 2081, ownership of the water system will revert to the Land Board, with the District retaining ownership of the wastewater system.

Rates and charges for all water and wastewater services on the Lowry Range, including tap fees and usage or monthly fees, are governed by the terms of the Rangeview Water Agreements. Rates and charges are required to be less than the average of similar rates and charges of three surrounding municipal water and wastewater service providers, which are reassessed annually. Pursuant to the Rangeview Water Agreements the Land Board receives a royalty of 10% or 12% of gross revenues from the sale or disposition of the water depending on the purchaser of the water, except that the royalty on tap fees shall be 2% (other than taps sold for Sky Ranch which are exempt). The Company will also pay the Land Board a minimum annual water production fee, which is currently under negotiation, but estimated to be no more than $140,000, which is to be credited against future royalties. The District retains 2% of the remaining gross revenues and the Company receives 98% of the remaining gross revenues after the Land Board royalty. The Land Board does not receive a royalty on wastewater fees. The Company receives 100% of the District's wastewater tap fees and 90% of the District's wastewater usage fees (the District retains the other 10%).

Export Water – The Company owns the Export Water and intends to use it to provide water and wastewater services to customers off the Lowry Range. The Company will own all wholesale facilities required to extend water and wastewater services using its Export Water. The Company anticipates contracting with third parties for the construction of these facilities. If the Company sells water, the Company is required to pay royalties to the Land Board ranging from 10% to 12% of gross revenues.

The Arapahoe County Fairgrounds Water and Water System

The Company owns 321 acre feet of groundwater purchased pursuant to its agreement with Arapahoe County. The Company plans to use this water in conjunction with its Rangeview Water Rights in providing water to areas outside the Lowry Range. The $2.9 million of capitalized costs includes the costs to construct various Wholesale and Special Facilities, including a new deep water well, a 500,000-gallon water tank and pipelines to transport water to the Arapahoe County fairgrounds.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015, 2014 and 2013

Sky Ranch

In 2010, the Company purchased approximately 931 acres of undeveloped land known as Sky Ranch. The property includes the rights to 820 acre feet of water.

Total consideration for the land and water included the $7.0 million purchase price, plus direct costs and fees of $554,100. The Company allocated the total acquisition cost to the land and water rights based on estimates of each asset's respective fair value.

At August 31, 2015, Sky Ranch Metropolitan District #5 owed the Company approximately $148,400 relating to various advances to pay for costs associated with establishing and operating the district. The Company anticipates these costs will be recovered through future revenues from property tax assessments.

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

NOTE 5 – PARTICIPATING INTERESTS IN EXPORT WATER

The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990s. The acquisition was consummated with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of $11.1 million, which represented the cash the Company received from the participating interest holders that was used to purchase the Company's Export Water (described in greater detail in Note 4 – Water and Land Assets). The Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders in return for their initial $11.1 million investments. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability was not reflected on the Company's balance sheet because the obligation to pay this is contingent on the sale of Export Water, the amounts and timing of which are not reasonably determinable.

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

From time to time, the Company repurchased various portions of the CAA obligations in priority. In July 2014, the Land Board relinquished its approximately $2.4 million of CAA interests to the Company as part of the settlement of the 2011 lawsuit filed by the Company and the District against the Land Board. As a result, during the fourth quarter of the fiscal year ended August 31, 2014, the Company recorded a gain on the extinguishment of participating interests of the CAA of approximately $832,100. The Company now has the right to retain an additional $2.4 million of the initial $31.8 million of proceeds from the sale of Export Water.  The Company did not make any CAA acquisitions during the fiscal years ended August 31, 2015 or 2013.

As a result of the acquisitions, the relinquishment, and due to the sale of Export Water, as detailed in the table below, the remaining potential third-party obligation at August 31, 2015, is approximately $1 million:

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015, 2014 and 2013

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third party Obligation	Paticipating Interests Liability	Contingency
Original balances	$–	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2013:
Acquisitions	–	28,077,500	(28,077,500)	(9,790,000)	(18,287,500)
Option payments - Sky Ranch
and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees *	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	269,300	(188,500)	(80,800)	(28,100)	(52,700)
Balance at August 31, 2013	912,700	27,692,100	3,421,400	1,192,900	2,228,500
Fiscal 2014 activity:
Export Water sale payments	$91,600	$(73,700)	$(17,900)	$(6,200)	$(11,700)
Relinquishment		2,386,400	(2,386,400)	(832,100)	(1,554,300)
Balance at August 31, 2014	1,004,300	30,004,800	1,017,100	354,600	662,500
Fiscal 2015 activity:
Export Water sale payments	207,900	(183,200)	(24,700)	(8,600)	(16,100)
Balance at August 31, 2015	$1,212,200	$29,821,600	$992,400	$346,000	$646,400

 * The Arapahoe County tap fees are less $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive approximately $6 million of the first priority payout (the remaining entire first priority payout totals approximately $6.8 million as of August 31, 2015).

NOTE 6 – ACCRUED LIABILITIES

At August 31, 2015, the Company had accrued liabilities of $590,500, of which $400,000 was for accrued compensation, $95,500 was for estimated property taxes, $52,500 was for professional fees and the remaining $42,500 was related to operating payables.

At August 31, 2014, the Company had accrued liabilities of $257,900, of which $99,700 was for estimated property taxes, $59,500 was for professional fees, $22,400 for prepaid farm lease payments and the remaining $76,300 was related to operating payables.

NOTE 7 – LONG-TERM DEBT AND OPERATING LEASE

As of August 31, 2015, the Company had no debt.  As of August 31, 2014, the Company was subject to mortgages with contractual maturity dates as described below.

The Participating Interest in Export Water Supply and, during the fiscal year ended August 31, 2014, the Tap Participation Fee payable to HP A&M are obligations of the Company that have no scheduled maturity dates. Therefore, these liabilities are not disclosed in tabular format. However, the Participating Interests in Export Water Supply is described in Note 5 – Participating Interests in Export Water, and the Tap Participation Fee is described below in section "Tap Participation Fee."

Tap Participation Fee

HP A&M relinquished all rights to the TPF pursuant to the settlement agreement entered into between the Company and HP A&M in January 2015. As a result, the TPF was eliminated during the period ended February 28, 2015. The Company recorded the decreases in the TPF payable as an equity transaction due to the related party nature of the original transaction.  For a more detailed discussion of the valuation of the TPF, see Note 7 – Long Term Debt and Operating Lease in Part II, Item 8 of the 2014 Annual Report. For further discussion of the settlement agreement, see Note 12 – Litigation and Loss Contingencies below.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015, 2014 and 2013

Prior to the settlement with HP A&M, the TPF was an obligation of the Company to pay 10% of the Company's gross proceeds, or the equivalent thereof, from the sale of 40,000 water taps sold after the date of the Arkansas River Agreement. The 40,000 water taps were eliminated as a result of (i) sales of Arkansas River Valley land in 2006 and 2009; (ii) the sale of unutilized water rights owned by the Company in the Arkansas River Valley in 2007; (iii) the election made by HP A&M, effective September 1, 2011, pursuant to the Arkansas River Agreement, to increase the TPF percentage from 10% to 20%, and to take a corresponding 50% reduction in the number of taps subject to the TPF; (iv) the allocation of 26.9% of the Net Revenues (defined as all lease and related income received from the farms less employee expenses, direct expenses for managing the leases and a reasonable overhead allocation) received by HP A&M from management of the farm leasing operations from September 1, 2011 to August 3, 2012 prior to termination of the agreement with HP A&M to manage the farm leasing operations (the "Property Management Agreement"); (v) the reduction of 19,044 taps as the result of foreclosures on certain farms pursuant to the remedies outlined in the Arkansas River Agreement (2,233 in fiscal year 2013, 15,010 in fiscal year 2014, and 1,801 in fiscal year 2015); and (vi) the settlement reached with HP A&M in January 2015.

The fair value of the TPF liability through the date of the settlement was an estimate prepared by management of the Company. The fair value of the liability was based on discounted estimated cash flows subject to the TPF calculated by projecting future annual water tap sales for the number of taps subject to the TPF at the date of valuation. Future cash flows from water tap sales were estimated by utilizing the following historical information, where available:

•	New homes constructed in the area known as the 11-county "Front Range" of Colorado from the 1980s through the valuation date;
•	New home construction patterns for large master planned housing developments along the Front Range;
•	Population growth rates for Colorado and the Front Range; and
•	The Consumer Price Index since the 1980s to project estimated future water tap fees.
Utilizing this historical information, the Company projected an estimated new home development pattern in its targeted service areas sufficient to cover the sale of the water taps subject to the TPF at the date of the revaluation, August 31, 2014. The estimated proceeds generated from the sale of those water taps resulted in estimated payments to HP A&M over the life of the projected development period of $2 million. The estimated payments to HP A&M were then discounted to the current valuation date, and the difference between the amount reflected on the Company's balance sheet at the valuation date and the total estimated payments were imputed as interest expense over the estimated development time using the effective interest method. The implied interest rate for the most recent valuation was 3.4%.

As of August 31, 2014, 2,184 taps (approximately $7.9 million of the TPF) were subject to the TPF.

Promissory Notes Payable by HP A&M in Default

As of August 31, 2015, the Company had no mortgages payable.

Approximately 60 of the 80 properties the Company originally acquired from HP A&M were subject to outstanding promissory notes owed by HP A&M to third parties and not assumed by the Company (the "Excluded Indebtedness") that were secured by deeds of trust on the Company's properties and water rights, as well as mineral interests. HP A&M defaulted on all of the promissory notes. HP A&M owed approximately $9.6 million of principal and accrued interest as of September 1, 2012. These promissory notes were secured by approximately 14,000 acres of land and 16,882 FLCC shares owned by the Company.

To protect its land and water interests, the Company purchased approximately $9.4 million of the $9.6 million notes payable by HP A&M in exchange for cash and secured promissory notes identified on the accompanying balance statement as mortgages payable. As of August 31, 2014, the amount owed by the Company on the mortgages payable was approximately $5 million, including accrued interest of $80,800.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015, 2014 and 2013

WISE Partnership

During December 2014, the Company, through the District, consented to the waiver of all contingencies set forth in the Amended and Restated WISE Partnership – Water Delivery Agreement, dated December 31, 2013 (the "WISE Partnership Agreement"), among the City and County of Denver acting through its Board of Water Commissioners ("Denver Water"), the City of Aurora acting by and through its Utility Enterprise ("Aurora Water"), and the South Metro WISE Authority ("SMWA"). The SMWA was formed by the District and nine other governmental or quasi-governmental water providers pursuant to the South Metro WISE Authority Formation and Organizational Intergovernmental Agreement, dated December 31, 2013 (the "SM IGA"), to enable the members of SMWA to participate in the regional water supply project known as the Water Infrastructure Supply Efficiency partnership ("WISE") created by the WISE Partnership Agreement. The SM IGA specifies each member's pro rata share of WISE and the members' rights and obligations with respect to WISE. The WISE Partnership Agreement provides for the purchase of certain infrastructure (i.e., pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. Certain infrastructure has been constructed and other infrastructure will be constructed over the next several years.

By consenting to the waiver of the contingencies set forth in the WISE Partnership Agreement, pursuant to the terms of the Rangeview/Pure Cycle WISE Project Financing Agreement (the "WISE Financing Agreement") between the Company and the District, the Company has an agreement to fund the District's participation in WISE effective as of December 22, 2014. The Company's cost of funding the District's purchase of its share of existing infrastructure and future infrastructure for WISE is projected to be approximately $5.8 million over the next five years. See further discussion in Note 14 – Related Party Transactions.

Operating Lease

Effective January 2015, the Company entered into an operating lease for approximately 2,500 square feet of office and warehouse space. The lease has a one-year term with payments of $3,000 per month.

NOTE 8 – SHAREHOLDERS' EQUITY

Preferred Stock

The Company's non-voting Series B Preferred Stock has a preference in liquidation of $1.00 per share less any dividends previously paid. Additionally, the Series B Preferred Stock is redeemable at the discretion of the Company for $1.00 per share less any dividends previously paid. In the event that the Company's proceeds from sale or disposition of Export Water rights exceed $36,026,232, the Series B Preferred Stock holders will receive the next $432,513 of proceeds in the form of a dividend.

Equity Compensation Plan

The Company maintains the 2014 Equity Incentive Plan (the "2014 Equity Plan"), which was approved by shareholders in January 2014 and became effective April 12, 2014. Executives, eligible employees, consultants and non-employee directors are eligible to receive options and stock grants pursuant to the 2014 Equity Plan. Pursuant to the 2014 Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the Board. The Company has reserved 1.6 million shares of common stock for issuance under the 2014 Equity Plan. Awards to purchase 26,000 shares of the Company's common stock have been made under the 2014 Equity Plan. Prior to the effective date of the 2014 Equity Plan, the Company granted stock awards to eligible participants under its 2004 Incentive Plan (the "2004 Incentive Plan"), which expired April 11, 2014. No additional awards may be granted pursuant to the 2004 Incentive Plan; however, awards outstanding as of April 11, 2014, will continue to vest and expire and may be exercised in accordance with the terms of the 2004 Incentive Plan.

The Company estimates the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model ("Black-Scholes model"). Using the Black-Scholes model, the value of the portion of the award that is ultimately expected to vest is recognized as a period expense over the requisite service period in the statement of operations. Option forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company does not expect any forfeiture of its option grants and therefore the compensation expense has not been reduced for estimated forfeitures. No options were forfeited during the fiscal year ended August 31, 2013. During fiscal year 2014, 65,000 options expired. During fiscal year 2015, 12,500 options expired and 16,500 were exercised. The Company attributes the value of share-based compensation to expense using the straight-line single option method for all options granted.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015, 2014 and 2013

The Company's determination of the estimated fair value of share-based payment awards on the date of grant is affected by the following variables and assumptions:

•	The grant date exercise price – is the closing market price of the Company's common stock on the date of grant;
•	Estimated option lives – based on historical experience with existing option holders;
•	Estimated dividend rates – based on historical and anticipated dividends over the life of the option;
•	Life of the option -– based on historical experience option grants have lives between 8 and 10 years;
•	Risk-free interest rates – with maturities that approximate the expected life of the options granted;
•	Calculated stock price volatility – calculated over the expected life of the options granted, which is calculated based on the weekly closing price of the Company's common stock over a period equal to the expected life of the option; and
•	Option exercise behaviors – based on actual and projected employee stock option exercises and forfeitures.

In January 2015, the Company granted its non-employee directors options to purchase a combined 26,000 shares of the Company's common stock pursuant to the 2014 Equity Plan. The options vest one year after the date of grant and expire 10 years after the date of grant. The Company calculated the fair value of the options granted during January 2015 at approximately $72,000, using the Black Scholes model with the following variables: weighted average exercise price of $4.17 (which was the closing sales price of the Company's common stock on the date of grant); estimated option lives of 10 years; weighted average risk free interest rate of 1.77%; weighted average stock price volatility of 57.45%; and an estimated forfeiture rate of 0%. The $72,000 of stock-based compensation is being expensed monthly over the vesting periods.

In January 2014, the Company granted its non-employee directors options to purchase a combined 32,500 shares of the Company's common stock pursuant to the 2004 Incentive Plan. The options vest one year after the date of grant and expire 10 years after the date of grant. The Company calculated the fair value of these options at $132,900 using the Black-Scholes model with the following variables: weighted average exercise price of $6.08 (which was the closing sales price of the Company's common stock on the date of grant); estimated option lives of 10 years; estimated dividend rate of 0%; weighted average risk-free interest rate of 1.84%; weighted average stock price volatility of 63.6%; and an estimated forfeiture rate of 0%. The $132,900 of stock-based compensation was being expensed monthly over the vesting periods.

In August 2013, the Company granted management options to purchase 100,000 shares of the Company's common stock pursuant to the 2004 Incentive Plan. The options vest one-third one year after the date of grant, one-third two years after the date of grant, and one-third three years after the date of grant. The options expire 10 years after the date of grant. The Company calculated the fair value of these options at $427,100 using the Black-Scholes model with the following variables: weighted average exercise price of $5.88 (which was the closing sales price of the Company's common stock on the date of grant); estimated option lives of 10 years; estimated dividend rate of 0%; weighted average risk-free interest rate of 2.71%; weighted average stock price volatility of 63.6%; and an estimated forfeiture rate of 0%. The $427,100 of stock-based compensation is being expensed monthly over the vesting periods.

In January 2013, the Company granted its non-employee directors options to purchase a combined 32,500 shares of the Company's common stock pursuant to the 2004 Incentive Plan. The options vest one year after the date of grant and expire 10 years after the date of grant. The Company calculated the fair value of these options at $76,800 using the Black-Scholes model with the following variables: weighted average exercise price of $3.15 (which was the closing sales price of the Company's common stock on the date of grant); estimated option lives of 10 years; estimated dividend rate of 0%; weighted average risk-free interest rate of 1.84%; weighted average stock price volatility 69.2%; and an estimated forfeiture rate of 0%. The $76,800 of stock-based compensation was expensed monthly over the one year vesting period.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015, 2014 and 2013

During the fiscal year ended August 31, 2015, 16,500 options were exercised. No options were exercised during the fiscal years ended August 31, 2014, or 2013.

The following table summarizes the stock option activity for the combined 2004 Incentive Plan and 2014 Equity Plan for the fiscal year ended August 31, 2015:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Oustanding at beginning of period	315,000	$5.76
Granted	26,000	$4.17
Exercised	(16,500)	$2.96
Forfeited or expired	(12,500)	$7.21
Outstanding at August 31, 2015	312,000	$6.61	6.18	$289,450

Options exercisable at August 31, 2015	252,667	$5.09	5.62	$311,030

The following table summarizes the activity and value of non-vested options as of and for the fiscal year ended August 31, 2015:

	Number of Options	Weighted-Average Grant Date Fair Value
Non-vested options oustanding at beginning of period	99,167	$4.85
Granted	26,000	2.78
Vested	(65,834)	4.26
Forfeited	-	-
Non-vested options outstanding at August 31, 2015	59,333	$4.59

All non-vested options are expected to vest. The total fair value of options vested during the fiscal years ended August 31, 2015, 2014 and 2013 was $280,700, $219,200 and $48,700, respectively. The weighted average grant date fair value of options granted during the fiscal years ended August 31, 2015, 2014 and 2013 was $2.78, $4.09, and $3.80, respectively.

Share-based compensation expense for the fiscal years ended August 31, 2015, 2014 and 2013, was $240,000, $251,900, and $66,800, respectively.

At August 31, 2015, the Company had unrecognized expenses relating to non-vested options that are expected to vest totaling $216,900. The weighted-average period over which these options are expected to vest is less than three years. The Company has not recorded any excess tax benefits to additional paid in capital.

Warrants

As of August 31, 2015, the Company had outstanding warrants to purchase 92 shares of common stock at an exercise price of $1.80 per share. These warrants expire six months from the earlier of:

(i)	The date all of the Export Water is sold or otherwise disposed of,
(ii)	The date the CAA is terminated with respect to the original holder of the warrant, or

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015, 2014 and 2013

(iii)	The date on which the Company makes the final payment pursuant to Section 2.1(r) of the CAA.

No warrants were exercised during fiscal 2015, 2014 or 2013.

NOTE 9 – SIGNIFICANT CUSTOMERS

The Company sells wholesale water and wastewater services to the District pursuant to the Rangeview Water Agreements. Sales to the District accounted for 19%, 9% and 34% of the Company's total revenues for the years ended August 31, 2015, 2014 and 2013, respectively. The District had one significant customer, the Ridgeview Youth Services Center. Pursuant to the Rangeview Water Agreements, the Company is providing water and wastewater services to this customer on behalf of the District. The District's significant customer accounted for 16%, 7%, and 28% of the Company's total revenues for the years ended August 31, 2015, 2014 and 2013, respectively.

Revenues from another customer directly and indirectly represented approximately 75%, 88% and 59% of the Company's water and wastewater revenues for the fiscal years ended August 31, 2015, 2014 and 2013.

The Company had accounts receivable from the District which accounted for 11% and 5% of the Company's trade receivables balances at August 31, 2015 and 2014, respectively. Accounts receivable from the District's largest customer accounted for 10% and 4% of the Company's trade receivables as of August 31, 2015 and 2014, respectively.

NOTE 10 – INCOME TAXES

There is a provision of $292,700 for income taxes as of August 31, 2015. Deferred income taxes reflect the tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of August 31 are as follows:

	For the Fiscal Years Ended August 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$1,816,200	$7,279,900
Imputed interest on Tap Participation Fee	-	10,609,600
Deferred revenue	503,300	768,400
Impairment charges	-	2,360,200
Depreciation and depletion	320,300	4,695,900
Other	34,200	26,700
Valuation allowance	(2,674,000)	(25,740,700)
Net deferred tax asset	$-	$-

The Company has recorded a valuation allowance against the deferred tax assets as the Company is unable to reasonably determine if it is more likely than not that deferred tax assets will ultimately be realized.

Income taxes computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following for the fiscal years ended August 31:

	For the Fiscal Years Ended August 31,
	2015	2014	2013
Expected benefit from federal taxes at statutory rate of 34%	$(7,863,500)	$(105,900)	$(1,411,200)
State taxes, net of federal benefit	(763,200)	(10,300)	(137,000)
Expiration of net operating losses	-	89,400	147,400
Sale of land and water assets	(14,239,200)	4,078,800	-
Permanent and other differences	91,900	96,500	27,400
Change in valuation allowance	23,066,700	(4,148,500)	1,373,400
Income tax expense - current	$292,700	$-	$-

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015, 2014 and 2013

At August 31, 2015, the Company has $4.3 million of net operating loss carryforwards available for income tax purposes, which expire between fiscal 2032 and 2034. Utilization of these net operating loss carryforwards may be subject to substantial annual ownership change limitations provided by the Internal Revenue Code. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

Net operating loss carryforwards of nil, $239,600 and $395,200 expired during the fiscal years ended August 31, 2015, 2014 and 2013, respectively.

NOTE 11 – 401(k) PLAN

The Company maintains a Pure Cycle Corporation 401(k) Profit Sharing Plan (the "Plan"), a defined contribution retirement plan for the benefit of its employees. The Plan is currently a salary deferral only plan, and at this time the Company does not match employee contributions. The Company pays the annual administrative fees of the Plan, and the Plan participants pay the investment fees. The Plan is open to all employees, age 21 or older, who have been employees of the Company for at least six months. During the fiscal years ended August 31, 2015, 2014 and 2013, the Company paid fees of $3,800, $3,600 and $3,300, respectively, for the administration of the Plan.

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
On September 29, 2014, the Company entered into a settlement agreement and release with HP A&M. The settlement agreement settled the lawsuit filed by HP A&M against the Company in the District Court, City and County of Denver, Colorado on February 27, 2012, alleging breaches of representations and warranties made in connection with the Arkansas River Agreement. Pursuant to the settlement agreement and a joint stipulated motion to dismiss filed with the court following execution of the settlement agreement, HP A&M released all claims asserted against the Company in its 2012 lawsuit, and the lawsuit was dismissed with prejudice.
On January 29, 2015, the Company and its wholly-owned subsidiary, PCY Holdings, LLC ("PCY Holdings"), entered into a comprehensive Settlement Agreement and Release (the "Settlement Agreement") with HP A&M settling all remaining lawsuits among the parties. The Settlement Agreement settled the following four lawsuits:
  A lawsuit filed by the Company against HP A&M in the District Court, City and County of Denver, State of Colorado, on April 4, 2014, alleging HP A&M breached the Arkansas River Agreement, the Property Management Agreement and other agreements entered into in connection with the Arkansas River Agreement, among other ways, by failing to (i) pay, perform and discharge its obligations when due or otherwise pursuant to the Excluded Indebtedness, (ii) cure defaults under the notes and deeds of trust applicable to the Excluded Indebtedness, and (iii) use Net Revenue, pursuant to the Property Management Agreement, to pay Excluded Indebtedness.
  A lawsuit pending before the Colorado Court of Appeals that HP A&M filed against PCY Holdings and the Public Trustee for the County of Bent, Colorado, on September 16, 2013, seeking (i) a declaratory judgment that HP A&M was entitled to redeem four properties from foreclosure sales in which PCY Holdings was the successful bidder, and (ii) preliminary and permanent injunctions against the Public Trustee preventing the Public Trustee from issuing confirmation deeds for the foreclosure sales to PCY Holdings or anyone other than HP A&M.
  A related lawsuit filed by PCY Holdings against HP A&M on December 23, 2013, in which PCY Holdings was seeking removal of lis pendens filed by HP A&M against the four properties which were the subject of the above-referenced appellate action.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015, 2014 and 2013

  A lawsuit filed on July 17, 2014, against HP A&M, in which PCY Holdings was seeking judicial foreclosure of a note.

In exchange for settling these lawsuits, the Settlement Agreement provided for, among otherthings, (i) HP A&M's relinquishment of the TPF, (ii) the sale of 300,000 shares of the Company's common stock owned by HP A&M, with the proceeds to be delivered to the Company, (iii) the assignment of HP A&M's 75% mineral interests in the Arkansas River land to the Company, (iv) the dismissal of all claims by HP A&M, and (v) the forgiveness by the Company of the HP A&M receivable.
The elimination of the HP A&M receivable in the amount of $7,133,300 outstanding as of the date of the Settlement Agreement is reflected in the financial statements as of August 31, 2015, as follows: (1) the value of the common shares to be sold on behalf of the Company pursuant to the settlement of $1,407,000 is recorded as collateral stock on the consolidated balance sheet as a contra-equity balance, (2) the mineral interests were recorded on the balance sheet as part of the Arkansas River Valley asset with an estimated value of $1,425,500, and (3) the TPF of $1,731,800 outstanding as of the date of settlement was reduced to nil. The balance of $2,926,100 was recorded as an equity transaction resulting in a decrease to equity. Rather than requiring the 300,000 shares of common stock to be sold, the Company retired the shares on September 30, 2015.

NOTE 13 – SEGMENT REPORTING

The Company operates primarily in two lines of business: (i) the wholesale water and wastewater business; and (ii) the agricultural farming business. The Company provides wholesale water and wastewater services to customers using water rights owned by the Company and develops infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater. The Company's agricultural business consists of the Company leasing its Arkansas River land and water to area farmers under cash leases or in certain cases crop share leases. The following tables show information by operating segment for the fiscal years ended August 31, 2015, 2014, and 2013:

Fiscal Year Ended August 31, 2015

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total

Revenues	$1,020,100	$1,127,200	$176,500	$2,323,800
Gross profit	315,800	1,000,900	121,300	1,438,000
Depletion and depreciation	347,100	-	-	347,100
Other significant noncash items:
Stock-based compensation	-	-	240,000	240,000
TPF interest expense	23,800	-	-	23,800
Loss on sale of land and water assets	-	(22,108,100)	-	(22,108,100)
Segment assets	28,864,000	5,767,900	38,429,000	73,060,900
Expenditures for segment assets	3,496,000	3,400	-	3,499,400

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015, 2014 and 2013

Fiscal Year Ended August 31, 2014

	Business segments
	Wholesale
	water and
	wastewater	Agricultural	All Other	Total

Revenues	$1,924,900	$1,068,000	$98,200	$3,091,100
Gross profit	1,189,200	979,900	58,800	2,227,900
Depletion and depreciation	196,600	-	-	196,600
Other significant noncash items:
Stock-based compensation	-	-	251,900	251,900
TPF interest expense	1,445,500	-	-	1,445,500
Impairment of land and water rights held for sale	402,700	-	-	402,700
Gain on extinguishment of contingent obligation	832,100	-	-	832,100
Gain on sale of land and water rights held for sale	1,308,600	-	-	1,308,600
Segment assets	98,851,900	7,354,100	1,967,800	108,173,800
Expenditures for segment assets	3,878,100	-	-	3,878,100

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

NOTE 14 – RELATED PARTY TRANSACTIONS
On December 16, 2009, the Company entered into a Participation Agreement with the District, whereby the Company agreed to provide funding to the District in connection with the District joining the South Metro Water Supply Authority ("SMWSA"). The Company provided funding of $78,600, $114,900, and $139,500 for the fiscal years ended August 31, 2015, 2014, and 2013, respectively. The funding was recorded as a note receivable for the year ended August 31, 2015, and was expensed in the general and administrative expenses line in the accompanying statements of operations for each of the years ended August 31, 2014 and 2013.

Through the WISE Financing Agreement, the Company made payments of $2,537,800 to purchase certain rights to use existing water transmission and related infrastructure acquired by the WISE project during the fiscal years ended August 31, 2015. The Company anticipates investing approximately $1.2 million per year for the next five years for additional payments for the water transmission line and additional facilities, water and related assets for the WISE project. The Company also funded the District's obligations to repay approximately $1.4 million borrowed by the District from certain SMWA members to finance the purchase of infrastructure for WISE pursuant to the WISE Financing Agreement. The note was repaid in full during the fiscal year ended August 31, 2015.

In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at August 31, 2015) and matured on December 31, 2014. The Company extended the maturity date of the loan to December 31, 2020. Beginning in January 2014, the District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% and shall remain in full force and effect for so long as the Lease remains in effect. The $591,200 balance of the note receivable at August 31, 2015, includes borrowings of $237,000 and accrued interest of $354,200. The $568,000 balance of the note receivable at August 31, 2014 includes borrowings of $229,300 and accrued interest of $338,700.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2015, 2014 and 2013

NOTE 15 – UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations

	2015				2014
	Three months ended				Three months ended
	30 Nov.	28 Feb.	31 May	31 Aug.	30 Nov.	28 Feb.	31 May	31 Aug.
	(In thousands, except per share data)
Net sales	$834	$657	$391	$442	$578	$736	$679	$1,098
Gross margin	611	481	228	118	398	552	504	774
Operating loss	72	180	341	843	237	141	351	849
Net income (loss)	$10	$(86)	$30	$(23,082)	$(847)	$(456)	$(381)	$1,373

Basic and diluted
income (loss) per share	*	*	*	$(0.96)	$(0.04)	$(0.02)	$(0.02)	$0.07
* Amount is less than $.01 per share

The following items had a significant impact on the Company's net income (loss):

a)	As discussed in Note 4 – Water and Land Assets, in August 2015, the Company sold its remaining farm portfolio. The Company recognized a loss of $22.1 million.
b)	As discussed in Note 4 – Water and Land Assets, in August 2014, the Company identified 640 acres of land and 512 FLCC shares as held for sale. As a result the Company recorded a loss of approximately $400,000.
c)	As discussed in Note 4 – Water and Land Assets, in August 2014, the Company completed sales of approximately 1,886 acres of land and 2,982 FLCC shares. The Company recognized a gain of $1,300,000.
d)	As discussed in Note 5 – Participating Interests in Export Water, in July 2014, the Land Board relinquished its approximately $2.4 million of CAA interests to the Company as part of the settlement of the 2011 lawsuit filed by the Company and the District against the Land Board. As a result, during the fourth quarter of the fiscal year ended August 31, 2014 the Company recorded a gain on the extinguishment of participating interests of the CAA of approximately $832,100.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to the end of the fiscal year the Company purchased three farms for approximately $435,000.  The Company acquired a total of 465 acres. The farms were acquired in order to correct dry-up covenant issues related to water only farms in order to obtain the release of the escrow funds related to the Company's farm sale to Arkansas River Farms, LLC. The Company intends to sell the farms within the next fiscal year.

Subsequent to the end of the fiscal year the Company retired 300,000 shares of its common stock that were held as collateral stock as a result of the settlement with HP A&M. See Note 12 – Litigation Loss Contingencies for additional details.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreement with accountants on accounting and financial disclosures.

Item 9A – Controls and Procedures

(a)            Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of August 31, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
(b)            Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Exchange Act defines internal control over financial reporting as a process designed by, or under the supervision of, our executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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
Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework ("2013 COSO Framework"). Based on our assessment, we determined that, as of August 31, 2015, our internal control over financial reporting was effective based on those criteria.
(c)            Report of the Independent Registered Public Accounting Firm.
The effectiveness of our internal control over financial reporting as of August 31, 2015, has been audited by GHP Horwath, P.C., an independent registered public accounting firm, as stated in its attestation report which is included in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

(d)  Changes in Internal Controls

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees, which is available on our website at www.purecyclewater.com.  We intend to disclose any amendments to or waivers from the provisions of our Code of Business Conduct and Ethics that are applicable to our principal executive officer, principal financial officer or principal accounting officer and that relate to any element of the SEC's definition of code of ethics by posting such information on our website, in a press release, or on a Current Report on Form 8‑K.

Information required by this item will be contained in, and is incorporated herein by reference to, our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act for the Annual Meeting of Shareholders to be held in January 2016, which is expected to be filed on or about December 4, 2015 (the "Proxy Statement").

Item 11 – Executive Compensation

The information required by this item will be included in, and is incorporated herein by reference to, our Proxy Statement.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in, and is incorporated herein by reference to, our Proxy Statement.

Item 13 – Certain Relationships and Related Transactions and Director Independence

The information required by this item will be included in, and is incorporated herein by reference to, our Proxy Statement.

Item 14 – Principal Accountant Fees and Services

The information required by this item will be included in, and is incorporated herein by reference to, our Proxy Statement.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Form 10‑K
(1)	Financial Statements See "Index to Financial Statements and Supplementary Data" in Part II, Item 8 of this Form 10-K.
(2)	Financial Statement Schedules All schedules are omitted either because they are not required or the required information is shown in the consolidated financial statements or notes thereto.
(3)	Exhibits The exhibits listed on the accompanying "Exhibit Index" are filed or incorporated by reference as part of this Form 10‑K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION

By: /s/ Mark W. Harding
Mark W. Harding, President and Chief Financial Officer
November 9, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark W. Harding	President, Chief Financial Officer and Director	November 9, 2015
Mark W. Harding	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Harrison H. Augur
Harrison H. Augur	Chairman, Director	November 9, 2015

/s/ Arthur G. Epker III
Arthur G. Epker III	Director	November 9, 2015

/s/ Richard L. Guido
Richard L. Guido	Director	November 9, 2015

/s/ Peter C. Howell
Peter C. Howell	Director	November 9, 2015

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation of the Company. Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on December 14, 2007.
3.2	Bylaws of the Company. Incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed on December 14, 2007.
4.1	Specimen Stock Certificate. Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10‑Q for the fiscal quarter ended February 28, 2015.
10.1	2004 Incentive Plan, effective April 12, 2004. Incorporated by reference to Exhibit F to the Proxy Statement for the Annual Meeting held on April 12, 2004. **

10.2
Wastewater Service Agreement, dated January 22, 1997, by and between the Company and the Rangeview Metropolitan District. Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998.

10.3
Comprehensive Amendment Agreement No. 1, dated April 11, 1996, by and among Inco Securities Corporation, the Company, the Bondholders, Gregory M. Morey, Newell Augur, Jr., Bill Peterson, Stuart Sundlun, Alan C. Stormo, Beverlee A. Beardslee, Bradley Kent Beardslee, Robert Douglas Beardslee, Asra Corporation, International Properties, Inc., and the Land Board. Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-QSB for the period ended May 31, 1996.

10.4
Agreement for Sale of Export Water dated April 11, 1996 by and between the Company and the District. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 1996.

10.5
Water Service Agreement for the Sky Ranch PUD dated October 31, 2003 by and among Airpark Metropolitan District, Icon Investors I, LLC, the Company and the District. Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form SB-2, filed on April 19, 2004, Registration No. 333-114568.

10.6
Amendment to Water Service Agreement for the Sky Ranch PUD dated January 6, 2004. Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form SB-2, filed on June 7, 2004, Registration No. 333-114568.

10.7
Agreement to Amend Water Service Agreement for the Sky Ranch PUD dated January 30, 2004. Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to Registration Statement on Form SB-2, filed on June 7, 2004, Registration No. 333-114568.

10.8
Second Amendment to Water Service Agreement for the Sky Ranch PUD dated March 5, 2004. Incorporated by reference to Exhibit 10.15 to the original Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

10.9
Bargain and Sale Deed among the Land Board, the District and the Company dated April 11, 1996. Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form SB-2, filed on June 7, 2004, Registration No. 333-114568.

10.10
Water Service Agreement for the Hills at Sky Ranch Water dated May 14, 2004 among Icon Land II, LLC, a Colorado limited liability company, the Company, and the District. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2004.

10.11
Agreement for Water Service dated August 3, 2005 among the Company, Rangeview Metropolitan District and Arapahoe County incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed on August 4, 2005.

10.12
Asset Purchase Agreement dated May 10, 2006, between the Company and High Plains A&M, LLC, and the Seller Pledge Agreement, Pure Cycle Pledge Agreement and Property Management Agreement, attached as exhibits thereto, between the Company and High Plains A&M, LLC, dated August 31, 2010. Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed on May 16, 2006.

10.13
Amendment No. 1 to Agreement for Water Service dated August 25, 2008, between the Company and Arapahoe County. Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

10.14
Registration Rights Agreement dated September 28, 2010, between the Company and PAR Investment Partners, L.P. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 29, 2010.

10.15	Paid-Up Oil and Gas Lease dated March 14, 2011, between the Company and Anadarko E&P Company, L.P. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2011.
10.16
Surface Use and Damage Agreement dated March 14, 2011, between the Company and Anadarko E&P Company, L.P. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 15, 2011.

10.17	2014 Equity Incentive Plan, effective April 12, 2014. Incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting held on January 15, 2014. **
10.18
2014 Amended and Restated Lease Agreement, dated July 10, 2014, by and between the Land Board, the District, and the Company. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 14, 2014.

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

10.23
Settlement Agreement and Mutual Release, dated September 29, 2014, by and between HP A&M and the Company.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 30, 2014.

10.11
Agreement for Water Service dated August 3, 2005 among the Company, Rangeview Metropolitan District and Arapahoe County incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed on August 4, 2005.

10.12
Asset Purchase Agreement dated May 10, 2006, between the Company and High Plains A&M, LLC, and the Seller Pledge Agreement, Pure Cycle Pledge Agreement and Property Management Agreement, attached as exhibits thereto, between the Company and High Plains A&M, LLC, dated August 31, 2010. Incorporated by reference to Exhibit 10.25 to the Current Report on Form 8-K filed on May 16, 2006.

10.13
Amendment No. 1 to Agreement for Water Service dated August 25, 2008, between the Company and Arapahoe County. Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

10.14
Registration Rights Agreement dated September 28, 2010, between the Company and PAR Investment Partners, L.P. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 29, 2010.

10.15	Paid-Up Oil and Gas Lease dated March 14, 2011, between the Company and Anadarko E&P Company, L.P. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2011.
10.16
Surface Use and Damage Agreement dated March 14, 2011, between the Company and Anadarko E&P Company, L.P. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 15, 2011.

10.17	2014 Equity Incentive Plan, effective April 12, 2014. Incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting held on January 15, 2014. **
10.18
2014 Amended and Restated Lease Agreement, dated July 10, 2014, by and between the Land Board, the District, and the Company. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 14, 2014.

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

10.23
Settlement Agreement and Mutual Release, dated September 29, 2014, by and between HP A&M and the Company.  Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 30, 2014.

10.24
Business Loan Agreement dated October 27, 2014, between the Company and The First National Bank of Las Animas. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 29, 2014.

10.25
Commercial Pledge Agreement, dated October 27, 2014, between the Company and The First National Bank of Las Animas. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 29, 2014.

10.26	Rangeview/Pure Cycle WISE Project Financing Agreement, effective as of December 22, 2014. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 30, 2014.
10.27
South Metro WISE Authority Formation and Organizational Intergovernmental Agreement, dated December 31, 2013. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2014.

10.28
Amended and Restated WISE Partnership – Water Delivery Agreement, dated December 31, 2013, among the City and County of Denver acting through its Board of Water Commissioners, the City of Aurora acting by and through its Utility Enterprise, and South Metro WISE Authority. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2014.

10.29
Agreement for Purchase and Sale of Western Pipeline Capacity, dated November 19, 2014, among the Rangeview Metropolitan District and certain members of the South Metro WISE Authority. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2014.

10.30
Settlement Agreement and Mutual Release, dated January 29, 2015, by and between HP A&M, the Company and PCY Holdings. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2015.

10.31
Purchase and Sale Agreement among the Company, PCY Holdings and Arkansas River Farms, LLC, dated March 11, 2015. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 17, 2015.

10.32
First Amendment to Purchase and Sale Agreement among the Company, PCY Holdings and Arkansas River Farms, dated March 31, 2015. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2015.

10.33
Second Amendment to Purchase and Sale Agreement among the Company, PCY Holdings and Arkansas River Farms, dated May 18, 2015. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 21, 2015.

10.34
Third Amendment to Purchase and Sale Agreement among the Company, PCY Holdings and Arkansas River Farms, dated June 18, 2015. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 19, 2015

10.35
Fourth Amendment to Purchase and Sale Agreement among the Company, PCY Holdings and Arkansas River Farms, dated July 2, 2015. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2015.

21.1	Subsidiaries
23.1	Consent of GHP Horwath, P.C. *
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document. ***

XBRL Taxonomy Extension Schema Document. ***

XBRL Taxonomy Extension Calculation Linkbase Document. ***

XBRL Taxonomy Extension Definition Linkbase Document. ***

XBRL Taxonomy Extension Label Linkbase Document. ***

XBRL Taxonomy Extension Presentation Linkbase Document. ***

_______________________________

*	Filed herewith
**	Indicates management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
***	Furnished herewith