Form 10-Q
period 2015-11-30
PURE CYCLE CORP
filed 2016-01-06
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2015
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

(303) 292 – 3456
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 6, 2016:
Common stock, 1/3 of $.01 par value	23,754,098
(Class)	(Number of Shares)

PURE CYCLE CORPORATION
INDEX TO NOVEMBER 30, 2015 FORM 10-Q

Page
PART I - FINANCIAL INFORMATION

Item 1 – Consolidated Financial Statements	1

Consolidated Balance Sheets:
November 30, 2015 (unaudited) and August 31, 2015 (audited)	1

Consolidated Statements of Operations:
For the three months ended November 30, 2015 and 2014 (unaudited)	2

Consolidated Statement of Shareholders' Equity:
For the three months ended November 30, 2015 (unaudited)	3

Consolidated Statements of Cash Flows:
For the three months ended November 30, 2015 and 2014 (unaudited)	4

Notes to Consolidated Financial Statements	5

Item 2 – Management's Discussion and Analysis of Financial Condition
and Results of Operations	15

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	27

Item 4 – Controls and Procedures	27

PART II – OTHER INFORMATION

Item 6 – Exhibits	28

Signatures	29

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:	November 30, 2015	August 31, 2015
Current assets:	(unaudited)
Cash and cash equivalents	$35,510,434	$37,089,041
Trade accounts receivable	865,346	707,838
Sky Ranch receivable	148,415	148,415
Escrow receivable	1,342,250	1,342,250
Land held for sale	443,620	-
Prepaid expenses	202,007	293,395
Total current assets	38,512,072	39,580,939

Investments in water and water systems, net	27,647,876	27,708,595
Land and mineral interests	5,092,247	5,091,668
Note receivable - related party:
Rangeview Metropolitan District, including accrued interest	594,449	591,223
Other assets	325,533	88,488
Total assets	$72,172,177	$73,060,913

LIABILITIES:
Current liabilities:
Accounts payable	$146,740	$198,338
Accrued liabilities	194,167	590,533
Income taxes	-	292,729
Deferred revenues	128,381	56,700
Deferred oil and gas lease payment	205,335	360,765
Total current liabilities	674,623	1,499,065

Deferred revenues, less current portion	1,097,342	1,111,293
Deferred oil and gas lease payment, less current portion	13,000	19,000
Participating Interests in Export Water Supply	345,515	346,007
Total liabilities	2,130,480	2,975,365

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Preferred stock:
Series B - par value $.001 per share, 25 million shares authorized;
432,513 shares issued and outstanding
(liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized;
23,754,098 and 24,054,098, respectively, shares outstanding	79,185	80,185
Collateral stock	-	(1,407,000)
Additional paid-in capital	171,032,045	172,384,355
Accumulated deficit	(101,069,966)	(100,972,425)
Total shareholders' equity	70,041,697	70,085,548
Total liabilities and shareholders' equity	$72,172,177	$73,060,913

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended November 30,
	2015	2014
Revenues:
Metered water usage	$56,780	$491,823
Wastewater treatment fees	10,303	11,705
Special facility funding recognized	10,377	10,377
Water tap fees recognized	3,574	3,574
Farm operations	212,248	263,813
Other	44,876	52,485
Total revenues	338,158	833,777

Expenses:
Water service operations	(67,316)	(136,807)
Wastewater service operations	(7,074)	(6,353)
Farm operations	(15,632)	(26,486)
Depletion and depreciation	(41,655)	(43,456)
Other	(15,928)	(10,073)
Total cost of revenues	(147,605)	(223,175)
Gross margin	190,553	610,602

General and administrative expenses	(578,307)	(647,529)
Depreciation	(52,916)	(35,409)
Operating loss	(440,670)	(72,336)

Other income (expense):
Oil and gas lease income, net	161,430	161,430
Oil and gas royalty income, net	122,146	-
Interest income	63,821	3,190
Other	(4,268)	6,292
Interest expense	-	(64,452)
Interest imputed on the Tap Participation Fee
payable to HP A&M	-	(23,816)
Net (loss) income	$(97,541)	$10,308
Net (loss) income per common share – basic and diluted	*	*

Weighted average common shares outstanding
– basic and diluted	23,912,323	24,037,598

* Amount is less than $.01 per share

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Three months ended November 30, 2015
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Collateral	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Total
August 31, 2015 balance:	432,513	$433	24,054,098	$80,185	$172,384,355	$(1,407,000)	$(100,972,425)	$70,085,548
Share-based compensation	–	–	–	–	53,690	–	–	53,690
Collateral stock retired	–	–	(300,000)	(1,000)	(1,406,000)	1,407,000	–	-
Net loss	–	–	–	–	–	–	(97,541)	(97,541)
November 30, 2015 balance:	432,513	$433	23,754,098	$79,185	$171,032,045	$-	$(101,069,966)	$70,041,697

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended November 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(97,541)	$10,308
Adjustments to reconcile net income (loss) to net cash
used for operating activities:
Imputed interest on Tap Participation Fee payable to HP A&M	-	23,816
Depreciation and depletion	94,571	78,865
Investment in Well Enhancement Recover Systems, LLC	2,663	(3,871)
Stock-based compensation expense	53,690	68,825
Interest income and other non-cash items	(105)	(104)
Interest added to receivable from Rangeview Metropolitan District	(3,226)	(3,002)
Changes in operating assets and liabilities:
Trade accounts receivable	(157,508)	680,986
Sky Ranch receivable	-	(1,500)
Prepaid expenses	91,388	52,732
Receivable from HP A&M	-	(44,880)
Note receivable - related party: Rangeview Metropolitian District	-	(25,000)
Accounts payable and accrued liabilities	(447,964)	(1,001,656)
Income taxes	(292,729)	-
Interest accrued on agriculture land promissory notes	-	(20,058)
Deferred revenues	57,730	68,141
Deferred oil and gas lease payment	(161,430)	(161,430)
Net cash used in operating activities	(860,461)	(277,828)

Cash flows from investing activities:
Investments in water, water systems, and land	(25,168)	(1,154,253)
Purchase of farm land	(443,620)	-
Purchase of property and equipment	(248,866)	-
Proceeds from sale of farm land	-	699,826
Net cash used in investing activities	(717,654)	(454,427)

Cash flows from financing activities:
Payments to contingent liability holders	(492)	(6,409)
Proceeds from borrowings on promissory notes payable	-	2,311,656
Payments made on promissory notes payable	-	(1,395,009)
Net cash (used in) provided by financing activities	(492)	910,238
Net change in cash and cash equivalents	(1,578,607)	177,983
Cash and cash equivalents – beginning of period	37,089,041	1,749,558
Cash and cash equivalents – end of period	$35,510,434	$1,927,541

SUPPLEMENTAL DISCLSOURES OF NON-CASH ACTIVITIES
Retirement of Collateral Stock	$1,407,000	$-
Reduction in Tap Participation Fee liability resulting from remedies under
the Arkansas River Agreement	$-	$6,227,266

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2015
NOTE 1 - PRESENTATION OF INTERIM INFORMATION

The November 30, 2015 consolidated balance sheet, the consolidated statements of operations for the three months ended November 30, 2015 and 2014, respectively, the consolidated statement of shareholders' equity for the three months ended November 30, 2015, and the consolidated statements of cash flows for the three months ended November 30, 2015 and 2014, respectively, have been prepared by Pure Cycle Corporation (the "Company") and have not been audited. The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at November 30, 2015, and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 2015 Annual Report on Form 10-K (the "2015 Annual Report") filed with the Securities and Exchange Commission (the "SEC") on November 9, 2015. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full fiscal year. The August 31, 2015 balance sheet was taken from the Company's audited financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company's cash equivalents are comprised entirely of money market funds maintained at a reputable financial institution. At various times during the three months ended November 30, 2015, the Company's main operating account exceeded federally insured limits.

Financial Instruments – Concentration of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash equivalents with reputable financial institutions. The Company has historically invested its idle cash primarily in certificates of deposit, money market instruments, commercial paper obligations, corporate bonds and U.S. government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and Cash Equivalents – The Company's cash and cash equivalents are reported using the values as reported by the financial institution where the funds are held. These securities primarily include balances in the Company's operating and savings accounts. The carrying amount of cash and cash equivalents approximate fair value.

Trade Accounts Receivable – The Company records accounts receivable net of allowances for uncollectible accounts.

Accounts Payable – The carrying amounts of accounts payable approximate fair value due to the relatively short period to maturity for these instruments.

Long-Term Financial Liabilities – The Comprehensive Amendment Agreement No. 1 (the "CAA") is comprised of a recorded balance and an off-balance sheet or "contingent" obligation associated with the Company's acquisition of its "Rangeview Water Supply" (defined in Note 4 – Water and Land Assets to the 2015 Annual Report). The amount payable is a fixed amount but is repayable only upon the sale of "Export Water" (defined in Note 4 – Water and Land Assets to the 2015 Annual Report). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value. The CAA is described further in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2015

Note Receivable – Related Party – The market value of the note receivable – related party: Rangeview Metropolitan District (the "District") is not practical to estimate due to the related party nature of the underlying transaction.

Off-Balance Sheet Instruments – The Company's off-balance sheet instruments consist entirely of the contingent portion of the CAA. Because repayment of this portion of the CAA is contingent on the sale of Export Water, which is not reasonably estimable, the Company has determined that the contingent portion of the CAA does not have a determinable fair value. See further discussion in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply.

Revenue Recognition

Wholesale Water and Wastewater Fees – Monthly wholesale water usage charges are assessed to the Company's customers based on actual metered usage each month plus a base monthly service fee. The Company recognizes wholesale water usage revenues upon delivering water to its customers or its governmental customer's end-use customers, as applicable. The water revenues recognized by the Company are shown gross of royalties to the State of Colorado Board of Land Commissioners (the "Land Board") and, when applicable, amounts retained by the District. The Company recognized $56,800 and $491,800 of metered water usage revenues during the three months ended November 30, 2015 and 2014, respectively.

The Company recognizes wastewater treatment fees monthly based on usage. The monthly wastewater treatment fees are shown net of amounts retained by the District. The Company recognized $10,300 and $11,700 of wastewater treatment fees during the three months ended November 30, 2015 and 2014, respectively. Costs of delivering water and providing wastewater services to customers are recognized as incurred.

Tap and Construction Fees – The Company has various water and wastewater service agreements, a component of which may include tap and construction fees. The Company recognizes water tap fees as revenue ratably over the estimated service period upon completion of the "Wholesale Facilities" (defined in Part I, Item 1 of the 2015 Annual Report) constructed to provide service to Arapahoe County, Colorado (the "County"). The Company recognized $3,600 of water tap fee revenues during each of the three months ended November 30, 2015 and 2014. The water tap fees to be recognized over this period are net of the royalty payments to the Land Board and amounts paid to third parties pursuant to the CAA as further described in Note 4 – Long-Term Obligations and Operating Lease below.

The Company recognized $10,400 of "Special Facilities" (defined in Part I, Item 1 of the 2015 Annual Report) funding as revenue during each of the three months ended November 30, 2015 and 2014. This is the ratable portion of the Special Facilities funding proceeds received from water agreements as more fully described in Note 2 – Summary of Significant Accounting Policies to the 2015 Annual Report.

As of November 30, 2015, and August 31, 2015, the Company has deferred recognition of approximately $1,153,100 and $1,167,300, respectively, of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

Agriculture Farming Operations – Prior to the sale of its Arkansas River water and land, the Company leased its Arkansas River water and land to area farmers who actively farmed the properties. Pursuant to the terms of the purchase and sale agreement, the Company will continue to manage and receive the lease income until December 31, 2015. Therefore, the farm revenues and expenses are presented within operations for the three months ended November 30, 2015 and 2014, respectively. Pursuant to the farm lease agreements, the Company bills the lessees semi-annually in March and November. The lease billings include minimum billings and adjustments based on actual water deliveries by the Fort Lyon Canal Company ("FLCC") or are based on crop yields. The Company records farm lease income ratably each month based on estimated annual lease income the Company anticipates collecting from its land and water leases. The Company recorded these amounts as receivables, less an estimated allowance for uncollectible accounts. The allowance as of August 31, 2015, was determined by the Company's specific review of all past due accounts. The Company has recorded allowances for doubtful accounts totaling $26,300 for each of the periods ended November 30, 2015 and August 31, 2015. As of November 30, 2015 and August 31, 2015, the Company has accrued deferred revenue of $72,600 and $900, respectively, of farm income related to billings for future periods. As of November 30, 2015 and August 31, 2015, the Company has accrued a receivable of $127,300 and $361,400, respectively, of farm income related to future billings and estimates of revenue the Company anticipates receiving from crop share leases. The Company manages the farm lease business as a separate line of business from the wholesale water and wastewater business.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2015
Royalty and Other Obligations

Revenues from the sale of Export Water are shown net of royalties payable to the Land Board. Revenues from the sale of water on the "Lowry Range" (described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2015 Annual Report) are shown net of the royalties to the Land Board and the amounts retained by the District.

Oil and Gas Lease Payments

As further described in Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2015 Annual Report, on March 10, 2011, the Company entered into a Paid-Up Oil and Gas Lease (the "O&G Lease") and a Surface Use and Damage Agreement (the "Surface Use Agreement") with Anadarko E&P Company, L.P. ("Anadarko"), a wholly owned subsidiary of Anadarko Petroleum Company. In December 2012, the O&G Lease was purchased by a wholly owned subsidiary of ConocoPhillips Company. Pursuant to the O&G Lease, during the year ended August 31, 2011, the Company received an up-front payment of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its "Sky Ranch" property (described in Note 4 – Water and Land Assets to the 2015 Annual Report). The Company began recognizing the up-front payments as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. The Company received an additional payment of $1,243,400 during February 2014 to extend the O&G Lease an additional two years through February 2016, which will be recognized as income on a straight-line basis over two years (the extension term of the O&G Lease). During the fiscal year ended August 31, 2014, the Company received an up-front payment of $72,000 for the purpose of exploring for, developing, producing, and marketing oil and gas on 40 acres of mineral estate the Company owns adjacent to the Lowry Range (the "Rangeview Lease"). During each of the three months ended November 30, 2015 and 2014, the Company recognized $161,400 of lease income related to the up-front payments received pursuant to the O&G Lease and the Rangeview Lease.

As of November 30, 2015 and August 31, 2015, the Company has deferred recognition of $218,300 and $379,800, respectively, of income related to the O&G Lease and the Rangeview Lease, which will be recognized into income ratably through February 2016 and July 2017, respectively.

During the three months ended February 28, 2015, two wells were drilled within the Company's mineral interest. Beginning in March 2015, both wells were placed into service and began producing oil and gas and accruing royalties to the Company. In May 2015, certain gas collection infrastructure was extended to the property to allow the collection of gas from the wells and accrual of royalties attributable to gas production. During the three months ended November 30, 2015, the Company received $122,100 in royalties attributable to these two wells.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2015

Share-Based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company records share-based compensation costs as expense over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options has no impact on the income tax provisions. The Company recognized $53,700 and $68,800 of share-based compensation expense during the three months ended November 30, 2015 and 2014, respectively.

Income Taxes

The Company uses a "more-likely-than-not" threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits as of November 30, 2015.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal year 2013 through fiscal year 2015. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At November 30, 2015, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended November 30, 2015 or 2014.

Income (Loss) per Common Share

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 312,100 and 315,100 common share equivalents were outstanding as of November 30, 2015 and 2014, respectively, and have been included in the calculation of net income per common share but excluded from the calculation of loss per common share as their effect is anti-dilutive.

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequence of the change to its consolidated financial statements and ensure that there are proper controls in place to ascertain that the Company's consolidated financial statements properly reflect the change. During the current period, there were no new accounting pronouncements issued that will significantly impact the Company's financial reporting.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the NASDAQ Stock Market. The Company had one of these instruments as of November 30, 2015 and August 31, 2015.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2015

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had no Level 2 assets or liabilities as of November 30, 2015 or August 31, 2015.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had no Level 3 liability as of November 30, 2015 or August 31, 2015.

The Company maintains policies and procedures to value instruments using what management believes to be the best and most relevant data available.

The Company's non-financial assets measured at fair value on a non-recurring basis consist entirely of its investments in water and water systems, land held for sale, and other long-lived assets. See Note 3 – Water and Land Assets below.

NOTE 3 – WATER AND LAND ASSETS

The Company's water rights and current water and wastewater service agreements are more fully described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2015 Annual Report. There have been no significant changes to the Company's water rights or water and wastewater service agreements during the three months ended November 30, 2015.

The Company's Investments in Water and Water Systems consist of the following costs and accumulated depreciation and depletion at November 30, 2015 and August 31, 2015:

	November 30, 2015		August 31, 2015
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Rangeview water supply	$14,444,600	$(9,000)	$14,444,600	$(8,800)
Sky Ranch water rights and other costs	6,440,800	(219,000)	6,440,800	(194,600)
Fairgrounds water and water system	2,899,900	(820,700)	2,899,900	(798,700)
Rangeview water system	1,256,300	(120,700)	1,256,300	(110,300)
Water supply – other	3,995,700	(220,000)	3,973,300	(193,900)
Totals	29,037,300	(1,389,400)	29,014,900	(1,306,300)
Net investments in water and water systems	$27,647,900		$27,708,600

Capitalized terms in this section not defined herein are defined in Note 4 – Water and Land Assets to the 2015 Annual Report.

Depletion and Depreciation. The Company recorded depletion charges of $100 and $2,500 during the three months ended November 30, 2015 and 2014, respectively. During the three months ended November 30, 2015, this related entirely to the Rangeview Water Supply, and during the three months ended November 30, 2014, this related to the Rangeview Water Supply and Sky Ranch water assets.

The Company recorded $94,500 and $76,400 of depreciation expense during the three months ended November 30, 2015 and 2014, respectively.

Land Held for Sale. During the fiscal quarter ended November 30, 2015 the Company purchased three farms for approximately $443,600. The Company acquired a total of 700 acres. The farms were acquired in order to correct dry-up covenant issues related to water only farms in order obtain the release of the escrow funds related to the Company's farm sale to Arkansas River Farms, LLC. The Company intends to sell the farms within the next fiscal year.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2015

NOTE 4 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

The Participating Interests in Export Water Supply is an obligation of the Company that has no scheduled maturity date. Therefore, maturity of this liability is not disclosed in tabular format, but is described below.

Participating Interests in Export Water Supply

The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990s. The acquisition was consummated with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of $11.1 million, which represented the cash the Company received from the participating interest holders that was used to purchase the Company's Export Water (described in greater detail in Note 4 – Water and Land Assets to the 2015 Annual Report). The Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders in return for their initial $11.1 million investment. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability was not reflected on the Company's balance sheet because the obligation to pay this is contingent on the sale of Export Water, the amounts and timing of which are not reasonably determinable.

The CAA obligation is non-interest bearing, and if the Export Water is not sold, the parties to the CAA have no recourse against the Company. If the Company does not sell the Export Water, the holders of the Series B Preferred Stock are also not entitled to payment of any dividend and have no contractual recourse against the Company.

As the proceeds from the sale of Export Water are received and the amounts are remitted to the external CAA holders, the Company allocates a ratable percentage of this payment to the principal portion (the Participating Interests in Export Water Supply liability account), with the balance of the payment being charged to the contingent obligation portion. Because the original recorded liability, which was $11.1 million, was 35% of the original total liability of $31.8 million, approximately 35% of each payment remitted to the CAA holders is allocated to the recorded liability account. The remaining portion of each payment, or approximately 65%, is allocated to the contingent obligation, which is recorded on a net revenue basis.

From time to time, the Company repurchased various portions of the CAA obligations retaining their original priority, and in 2014, the Land Board relinquished its CAA interest to the Company. The Company did not make any CAA acquisitions during the three months ended November 30, 2015 or 2014.

As a result of the acquisitions, the relinquishment by the Land Board, and the sale of Export Water, as detailed in the table below, the remaining potential third-party obligation at November 30, 2015, is approximately $1 million, and the Company has the right to approximately $29.8 million:

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2015
	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third-Party Obligation	Paticipating Interests Liability	Contingency
Original balances	$–	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2015:
Acquisitions	–	28,042,500	(28,042,500)	(9,790,000)	(18,252,500)
Relinquishment	–	2,386,400	(2,386,400)	(832,100)	(1,554,300)
Option payments - Sky Ranch
and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees *	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	569,200	(445,800)	(123,400)	(42,900)	(80,500)
Balance at August 31, 2015	1,212,600	29,786,200	1,027,400	346,000	681,400
Fiscal 2016 activity:
Export Water sale payments	11,900	(10,400)	(1,500)	(500)	(1,000)
Balance at November 30, 2015	$1,224,500	$29,775,800	$1,025,900	$345,500	$680,400
 * The Arapahoe County tap fees are net of $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities that call for payments to CAA holders in order of their priority. This means the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive approximately $6 million of the first priority payout (the remaining entire first priority payout totals approximately $6.8 million as of November 30, 2015).

WISE Partnership

During December 2014, the Company, through the District, consented to the waiver of all contingencies set forth in the Amended and Restated WISE Partnership – Water Delivery Agreement, dated December 31, 2013 (the "WISE Partnership Agreement"), among the City and County of Denver acting through its Board of Water Commissioners ("Denver Water"), the City of Aurora acting by and through its Utility Enterprise ("Aurora Water"), and the South Metro WISE Authority ("SMWA"). The SMWA was formed by the District and nine other governmental or quasi-governmental water providers pursuant to the South Metro WISE Authority Formation and Organizational Intergovernmental Agreement, dated December 31, 2013 (the "SM IGA"), to enable the members of SMWA to participate in the regional water supply project known as the Water Infrastructure Supply Efficiency partnership ("WISE") created by the WISE Partnership Agreement. The SM IGA specifies each member's pro rata share of WISE and the members' rights and obligations with respect to WISE. The WISE Partnership Agreement provides for the purchase of certain infrastructure (i.e., pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. Certain infrastructure has been constructed, and other infrastructure will be constructed over the next several years.

By consenting to the waiver of the contingencies set forth in the WISE Partnership Agreement, pursuant to the terms of the Rangeview/Pure Cycle WISE Project Financing Agreement (the "WISE Financing Agreement") between the Company and the District, the Company has an agreement to fund the District's participation in WISE effective as of December 22, 2014. The Company's cost of funding the District's purchase of its share of existing infrastructure and future infrastructure for WISE is projected to be approximately $5.8 million over the next five years. See further discussion in Note 6 – Related Party Transactions.

Operating Lease

Effective January 2015, the Company entered into an operating lease for approximately 2,500 square feet of office and warehouse space. The lease has a one-year term with payments of $3,000 per month. After the end of the fiscal quarter ended November 30, 2015, the Company renewed the operating lease for an additional one-year term with payments of $3,000 per month.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2015

NOTE 5 – SHAREHOLDERS' EQUITY

The Company maintains the 2014 Equity Incentive Plan (the "2014 Equity Plan"), which was approved by shareholders in January 2014 and became effective April 12, 2014. Executives, eligible employees, consultants and non-employee directors are eligible to receive options and stock grants pursuant to the 2014 Equity Plan. Pursuant to the 2014 Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the board of directors. The Company has reserved 1.6 million shares of common stock for issuance under the 2014 Equity Plan. The Company began awarding options under the 2014 Equity Plan during January 2015. Prior to the effective date of the 2014 Equity Plan, the Company granted stock awards to eligible participants under its 2004 Incentive Plan (the "2004 Incentive Plan"), which expired April 11, 2014. No additional awards may be granted pursuant to the 2004 Incentive Plan; however, awards outstanding as of April 11, 2014, will continue to vest and expire and may be exercised in accordance with the terms of the 2004 Incentive Plan.

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the three months ended November 30, 2015:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Oustanding at beginning of period	312,000	$6.61
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at November 30, 2015	312,000	$6.61	5.93	$266,720

Options exercisable at November 30, 2015	252,667	$5.09	5.37	$243,320

The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan as of and for the three months ended November 30, 2015:

	Number of Options	Weighted-Average Grant Date Fair Value
Non-vested options oustanding at beginning of period	59,333	$4.59
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested options outstanding at November 30, 2015	59,333	$4.59

All non-vested options are expected to vest.

Stock-based compensation expense was $53,700 and $68,800 for the three months ended November 30, 2015 and 2014, respectively.

At November 30, 2015, the Company had unrecognized expenses relating to non-vested options that are expected to vest totaling $113,500, which options have a weighted average life of less than three years. The Company has not recorded any excess tax benefits to additional paid-in capital.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2015

NOTE 6 – RELATED PARTY TRANSACTIONS

On December 16, 2009, the Company entered into a Participation Agreement with the District, whereby the Company agreed to provide funding to the District in connection with the District joining the South Metro Water Supply Authority ("SMWSA"). On November 10, 2014, the Company and the District entered into the WISE Financing Agreement, whereby the Company agreed to fund the District's cost of participating in a regional water supply project known as the WISE partnership. The Company anticipates investing approximately $1.2 million per year for the next five years for additional payments for the water transmission line and additional facilities, water and related assets for the WISE project.

In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at November 30, 2015) and was scheduled to mature on December 31, 2014. The Company extended the maturity date of the loan to December 31, 2020. Beginning in January 2014, the District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect. The $594,400 balance of the note receivable at November 30, 2015, includes borrowings of $237,000 and accrued interest of $357,400.

NOTE 7 – SIGNIFICANT CUSTOMERS

The Company sells wholesale water and wastewater services to the District pursuant to the Rangeview Water Agreements (defined in Note 4 – Water and Land Assets to the 2015 Annual Report). Sales to the District accounted for 70% and 9% of the Company's total water and wastewater revenues for the three months ended November 30, 2015 and 2014, respectively. The District has one significant customer. Pursuant to the Rangeview Water Agreements, the Company is providing water and wastewater services to this customer on behalf of the District. The District's significant customer accounted for 61% and 7% of the Company's total water and wastewater revenues for the three months ended November 30, 2015 and 2014, respectively.

Revenues related to the provision of water for the oil and gas industry to one customer accounted for 88% of the Company's water and wastewater revenues for the three months ended November 30, 2014. The Company had no revenues related to the provision of water for the oil and gas industry for the three months ended November 30, 2015.

The Company had accounts receivable from the District which accounted for 9% and 11% of the Company's trade receivables balances at November 30, 2015 and August 31, 2015, respectively. Accounts receivable from the District's largest customer accounted for 8% and 10% of the Company's trade receivables as of November 30, 2015 and August 31, 2015, respectively.

NOTE 8 – ACCRUED LIABILITIES

At November 30, 2015, the Company had accrued liabilities of $194,200, of which $131,400 was for estimated property taxes, $18,100 was for professional fees, and $44,700 was for operating payables.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2015

NOTE 10 – SEGMENT INFORMATION

The Company operates primarily in two lines of business: (i) the wholesale water and wastewater business; and (ii) the agricultural farming business. The Company provides wholesale water and wastewater services to customers using water rights owned by the Company and develops infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater. The Company's agricultural business consists of the Company leasing its Arkansas River Valley land and water to area farmers under cash leases or in certain cases crop share leases. The following tables show information by operating segment for the three months ended November 30, 2015 and 2014:

Three Months Ended November 30, 2015

	Business segments
	Wholesale
	Water and
	Wastewater	Agricultural	All Other	Total

Revenues	$67,100	$212,200	$58,800	$338,100
Gross profit	(49,000)	196,600	43,000	190,600
Depreciation	94,600	-	-	94,600
Other significant noncash items:
Stock-based compensation	-	-	53,700	53,700
Segment assets	28,892,800	6,208,300	37,071,100	72,172,200
Expenditures for segment assets	271,200	-	2,800	274,000

Three Months Ended November 30, 2014

	Business segments
	Wholesale
	Water and
	Wastewater	Agricultural	All Other	Total

Revenues	$503,500	$263,800	$66,500	$833,800
Gross profit	316,900	237,300	56,400	610,600
Depreciation	78,900	-	-	78,900
Other significant noncash items:
Stock-based compensation	-	-	68,800	68,800
TPF interest expense	23,800	-	-	23,800
Segment assets	98,358,500	7,561,200	2,152,300	108,072,000
Expenditures for segment assets	1,151,400	2,900	-	1,154,300

NOTE 11 – SUBSEQUENT EVENT
After the Company's quarter ended November 30, 2015, the Company received the $1,342,300 escrow receivable related to the farm sale.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in "Risk Factors" in our Annual Report on Form 10-K, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and periods that follow to differ materially from those expressed in or implied by those forward-looking statements. Readers are cautioned that forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with our disclosure under the heading "Disclosure Regarding Forward-Looking Statements" below.
The following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand our results of operations and financial condition and should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the financial statements and the notes thereto contained in our 2015 Annual Report on Form 10-K (the "2015 Annual Report"). This section focuses on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:
•	Revenue generated from providing water and wastewater services and farming operations;
•	Expenses associated with developing our water and land assets; and
•	Cash available to continue development of our water rights and service agreements.
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
Our Business
Pure Cycle Corporation ("we," "us," or "our") is a Colorado corporation that (i) provides wholesale water and wastewater services to end-use customers of governmental entities and to commercial and industrial customers and (ii) until the end of calendar 2015, manages land and water assets for farming.
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
We own or control a total of approximately 3,300 acre feet of tributary surface water, 20,450 acre feet of non-tributary groundwater, and approximately 26,000 acre feet of adjudicated surface reservoir sites we refer to as our "Rangeview Water Supply." We estimate that our water supplies can provide wholesale water service to approximately 60,000 single family equivalent ("SFE") connections.

We currently provide wholesale water and wastewater service predominantly to two local governmental entity customers. Our largest wholesale domestic customer is the Rangeview Metropolitan District (the "District"). We provide service to the District and its end-use customers pursuant to the Rangeview Water Agreements (defined in Part I, Item 1– Business – Our Water and Land Assets in the 2015 Annual Report). Through the District, we serve 258 SFE water connections and 157 SFE wastewater connections located in southeastern metropolitan Denver. In the past three years, we have been providing water to industrial customers in the oil and gas industry located in our service areas and adjacent to our service areas for the purpose of hydraulic fracturing. Oil and gas operators have leased more than 135,000 acres within and adjacent to our service areas for the purpose of exploring oil and gas interests in the Niobrara and other formations, and this activity had led to increased water demands. As a result of the recent decline in oil prices, drilling has been significantly reduced, and we are not currently selling water to the oil and gas industry.
We plan to utilize our significant water assets along with our adjudicated reservoir sites to provide wholesale water and wastewater services to local governmental entities, which in turn will provide residential/commercial water and wastewater services to communities along the eastern slope of Colorado in the area generally referred to as the Front Range. Principally we target the I-70 corridor, which is located east of downtown Denver and south of Denver International Airport. This area is predominantly undeveloped and is expected to experience substantial growth over the next 30 years. We also plan to continue to provide water service to commercial and industrial customers.
Agricultural Operations and Leasing
On August 18, 2015, we and our wholly owned subsidiary, PCY Holdings, LLC, sold approximately 14,600 acres of real property and related water rights in the Fort Lyon Canal Company ("FLCC") to Arkansas River Farms, LLC, for approximately $45.8 million in cash. Pursuant to the purchase and sale agreement, we retained our farm leasing operations through December 31, 2015, after which time we intend to discontinue our farm operations.
After closing the sale of our farm portfolio, we purchased approximately 465 acres of real property in the area to resolve certain dry-up covenants on three properties in order to obtain the release the remaining approximately $1.3 million in proceeds from the sale. After the end of the first quarter, we resolved the dry-up covenant issues, the escrow proceeds were distributed to us, and the 465 acres will be held as "land for sale."
Based on total acreage, approximately two-thirds of our farm operations are managed through cash lease arrangements with local area farmers, whereby we charge a fixed fee to lease our land and the water for agricultural purposes to tenant farmers. Based on total acreage, approximately one-third of our farm operations are managed through crop share leases, pursuant to which we and the tenant farmer jointly share in the gross revenues generated from the crops grown under a 75% farmer, 25% landlord participation. The majority of crops grown on our farms are alfalfa, with a number of acres also planted with corn, sorghum, and wheat.
We also own 931 acres of land along the I-70 corridor east of Denver, Colorado. We are currently leasing this land to an area farmer until such time as the property can be developed.
These land interests are described in the Arkansas River Assets and Sky Ranch sections of Note 4 – Water and Land Assets in Part II, Item 8 of the 2015 Annual Report.

Results of Operations

Executive Summary

The results of our operations for the three months ended November 30, 2015 and 2014 are as follows:

Table 1- Summary Results of Operations
	Three Months Ended November 30,
	2015	2014	$ Change	% Change
Millions of gallons of water delivered	7.9	46.5	(38.6)	-83%
Metered water usage revenues	$56,800	$491,800	$(435,000)	-88%
Operating costs to deliver water	$67,300	$136,800	$(69,500)	-51%
(excluding depreciation and depletion)
Water delivery gross margin %	-18%	72%

Wastewater treatment revenues	$10,300	$11,700	$(1,400)	-12%
Operating costs to treat wastewater	$7,100	$6,400	$700	11%
Wastewater treatment gross margin %	31%	45%

Other income	$44,900	$52,500	$(7,600)	-14%
Other income costs incurred	$15,900	$10,100	$5,800	57%
Other income gross margin %	65%	81%

Tap and specialty facility revenues	$14,000	$14,000	$-	0%

Farm operations revenues	$212,200	$263,800	$(51,600)	-20%

Changes in Revenues

Metered Water Usage Revenues – Our water service charges include a fixed monthly fee and a fee based on actual amounts of metered water delivered, which is based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established based on the average rates and charges of three surrounding water providers.

Water deliveries decreased 83% and water revenues decreased 88% during the three months ended November 30, 2015, compared to the three months ended November 30, 2014. The decreases in water deliveries and revenues are primarily the result of a reduction in demand for water by the oil and gas industry, which was used primarily to frack wells drilled in the Niobrara formation. The decrease in the price of oil has caused oil and gas producers in the area to limit drilling, which has in turn reduced demand for water. As a result of the difference in metered rates for fracking water compared to rates for tap customers, revenues received for fracking water have a greater margin. Increases and decreases in water deliveries charged at different rates will result in disproportionate increases and decreases in revenues. The following table details the sources of our sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for the three months ended November 30, 2015 and November 30, 2014.

Table 2 - Water Revenue Summary
	Three Months Ended November 30,
	2015			2014
Customer Type	Sales	kgal	Average Price per kgal	Sales	kgal	Average Price per kgal
On Site - Commercial	$35,900	6,482.0	$5,54	$31,600	3,620.6	$8.73
Export - Commercial	20,900	1,395.4	14.98	8,600	574.1	14.98
Fracking	-	-	-	451,600	42,286.5	10.68
	$56,800	7,877.4	$7.21	$491,800	46,481.2	$10.58

The gross margin on delivering water decreased to a loss of 18% during the three months ended November 30, 2015, compared to a positive margin of 72% during the three months ended November 30, 2014 due to the decrease in water deliveries. The Company is obligated to pay certain lease and operating costs related to the ECCV system (defined under Liquidity, Capital Resources, and Financial Planning below). The system costs approximately $9,900 per month to maintain without any production. We have not had production through the ECCV system since November 2014, which has negatively impacted our gross margin for the three months ended November 30, 2015.

Wastewater Treatment Revenues – Our wastewater customer is charged based on the amount of wastewater treated.

Wastewater fees decreased 12% during the three months ended November 30, 2015, compared to the three months ended November 30, 2014. The decrease was primarily the result of decreased demand from our only wastewater customer.

Tap and Special Facility Revenues – We have various water and wastewater service agreements, a component of which may include tap fees and construction fees. We recognize water tap fees as revenue ratably over the estimated service period upon completion of the "Wholesale Facilities" (defined in the 2015 Annual Report) constructed to provide service to Arapahoe County, Colorado (the "County"). We recognized $3,600 of water tap fee revenues during each of the three months ended November 30, 2015 and 2014. The water tap fees to be recognized over these periods are net of the royalty payments to the State of Colorado Board of Land Commissioners (the "Land Board") and amounts paid to third parties pursuant to the "CAA," which is described in Note 4 – Long-Term Obligations and Operating Lease to the accompanying consolidated financial statements.

We recognized $10,400 of "Special Facilities" (defined in the 2015 Annual Report) funding as revenue during each of the three months ended November 30, 2015 and 2014. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to a water service agreement as more fully described in Note 2 – Summary of Significant Accounting Policies to Part II, Item 8 of the 2015 Annual Report.

At November 30, 2015, we have deferred recognition of $1.1 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.
The District's water tap fees are $24,620 per SFE, and wastewater tap fees are $4,988 per SFE. We did not sell any water or wastewater taps during the three months ended November 30, 2015 or 2014.
Other Income – Other income consisted principally of consulting fees of $33,700 and $17,600 for the three months ended November 30, 2015 and 2014, respectively. The increase in fees is the result of the additional management of new water systems. We have increased from managing two systems during fiscal 2014 to four systems during fiscal 2015. Our margins have fluctuated as we allocated additional staff costs to system management. Other income also included $11,200 and $34,900 for the three months ended November 30, 2015 and 2014, respectively, from a cost-sharing arrangement for our industrial water sales to the fracking industry.
Farm Operations Revenues – Our farming operations include revenues from leases on the farms we owned in the Arkansas River Valley.
Lease income from our farming operations decreased by 20% during the three months ended November 30, 2015, compared to the three months ended November 30, 2014. The decrease was primarily the result of us converting several of our farms to crop share leases. Crop production on several of the crop share lease farms was substantially lower than we anticipated due to lower than expected yields and crop prices. We have adjusted our accrual based on revised production estimates and current crop prices.

The following charts detail our farm revenue by lease type, acres, and the average revenue per acre for the three months ended November 30, 2015 and 2014.

Table 3 - Farm Summary
	Three Months Ended November 30, 2015						Three Months Ended November 30, 2014
Lease Type	Sales		Acres		Average Revenue per Acre		Sales		Acres		Average Revenue per Acre
Arkansas Cash	$189,300		7,367		$25.70		$231,500		9,589		$24.14
Arkansas Pasture	2,800		1,073		2.61		2,500		1,131		2.21
Arkansas Water shares	22,900		N/	A	N/	A	19,400		N/	A	N/	A
Arkansas Crop Share	(2,800)		4,144		(0.68)		10,400		1,896		5.49
Arkansas Held for Sale	N/	A	700		N/	A	N/	A	N/	A	N/	A
Arkansas Not Farmed	-		2,021		-		-		1,988		-
Sky Ranch	-		931		-		-		931		-
	$212,200		15,536		$13.66		$263,800		15,535		$16.98

•
Prior to selling our farm assets in August 2015, we farmed approximately 14,600 acres. Although we sold our farm assets in August 2015, pursuant to the terms of the purchase and sale agreement, we will retain revenues from the farm assets through December 2015.

•
We estimate our crop share revenues based on anticipated production and anticipated commodity prices ratably throughout the calendar year. A number of our farms did not reach the expected production levels and crop prices decreased during the quarter, resulting in a decrease in our expected revenues for crop shares during the three months ended November 30, 2015.

General and Administrative Expenses

Significant balances classified as general and administrative ("G&A") expenses for the three months ended November 30, 2015 and 2014, respectively, were:

Table 4 - Signficant Balances in G&A
	Three Months Ended November 30,
	2015	2014	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$226,200	$201,600	$24,600	12%
Excluding share-based compensation	$172,500	$132,800	$39,700	30%
FLCC water assessment fees	$104,300	$74,600	$29,700	40%
Professional fees	$83,400	$224,300	$(140,900)	-63%
Fees paid to directors (including insurance)	$30,000	$28,500	$1,500	5%
Public entity related expenses	$31,600	$23,300	$8,300	36%
Property taxes	$35,900	$40,200	$(4,300)	-11%

Salary and salary related expenses – Salary and salary related expenses including share-based compensation increased 12% for the three months ended November 30, 2015, as compared to the three months ended November 30, 2014. The increase was primarily the result of pay increases and the addition of one new employee, which was partially offset by a reduction in share-based compensation expenses. The salary and salary related expenses noted above include $53,700 and $68,800 of share-based compensation expenses during the three months ended November 30, 2015 and 2014, respectively.

FLCC water assessment fees – Water assessment fees, which are mainly paid to the FLCC, are the fees we pay for our share of the maintenance of the Fort Lyon Canal. The fees are approved by the shareholders of the FLCC. Prior to selling our farms in August 2015, we held approximately 18,448 (20%) of the voting shares of the FLCC. Under the terms of the purchase and sales agreement, we remain responsible for paying the assessments through December 31, 2015. Assessments per share from the FLCC were $16 and $22.50 for the calendar years 2014 and 2015, respectively. FLCC water assessment fees increased 40% during the three months ended November 30, 2015, as compared to the three months ended November 30, 2014, due to the increased assessment rate charged by the FLCC. This increase was partially offset by the fact that we owned fewer FLCC shares in 2015.
Professional fees (mainly accounting and legal) – Legal and accounting fees decreased 63% during the three months ended November 30, 2015, as compared to the three months ended November 30, 2014. The decrease was due to decreased legal fees related to litigation of approximately $130,900 for the three months ended November 30, 2015, as compared to the three months ended November 30, 2014.
Fees paid to directors (including insurance) – Director's fees, including D&O insurance, increased 5% for the three months ended November 30, 2015, as compared to the three months ended November 30, 2014. These fees vary due to the number of meetings, but generally are expected to remain consistent year over year.
Public entity expenses – Costs associated with corporate governance and costs associated with being a publicly traded entity increased 36% for the three months ended November 30, 2015 as compared to the three months ended November 30, 2014. The fluctuations are due to the timing of filings, billings for services, and the changes in filing fees and compliance costs for filing with the Securities and Exchange Commission (the "SEC").
Property taxes – We accrue property taxes associated with our farm land and our Sky Ranch property. The annual property taxes for calendar year 2014 (payable in 2015) were approximately $144,100. Property taxes during the three months ended November 30, 2014, were lower as we owned fewer farms during the 2015 calendar year. We sold our farms during August 2015; however, pursuant to the terms of the purchase and sale agreement, we remain responsible for paying the property taxes for calendar year 2015 (payable in 2016).
Other Income and Expense Items

Table 5 - Other Items
	Three Months Ended November 30,
	2015	2014	$ Change	% Change
Other income items:
Oil and gas lease income, net	$161,400	$161,400	$-	0%
Oil and gas royalty income, net	$122,100	$-	$122,100	100%
Interest income	$63,800	$3,200	$60,600	1894%

Other expense items:
Imputed interest	$-	$23,800	$(23,800)	-100%
Interest expense	$-	$64,500	$(64,500)	-100%

The oil and gas lease income amounts represent a portion of the up-front payments we received on March 10, 2011, upon the signing of a Paid-Up Oil and Gas Lease with Anadarko E&P Company, L.P. that was subsequently purchased by a wholly-owned subsidiary of ConocoPhillips Company (the "O&G Lease") and a Surface Use and Damage Agreement (the "Surface Use Agreement"). During fiscal year 2011, we received payments of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property. The income received was recognized in income ratably over the initial three-year term of the O&G Lease, which began on March 10, 2011. During February 2014, we received an additional payment of $1,243,400 to extend the initial term of the O&G Lease by an additional two years through February 2016. The income received for the extension is being recognized in income over the two-year extension term of the O&G Lease.

The oil and gas royalty income represents amounts received pursuant to the O&G Lease. The amount includes royalties from oil and gas production from two wells in our mineral estate at Sky Ranch. The first well generated royalty revenue of approximately $91,000, 20% gross (net of taxes), based on the Company's 3/8ths interest of the total production of this 1,280-acre pooled mineral estate. The 10,000-foot horizontal well recorded production of approximately 27,500 barrels for the three months ended November 30, 2015. The second well generated royalty revenue of approximately $31,000, 20% gross (net of taxes), based on the Company's 1/8ths interest of the total production of this 1,280-acre pooled mineral estate. This 10,000-foot horizontal well recorded production of approximately 24,600 barrels for the three months ended November 30, 2015. During the three months ended November 30, 2014, there were no producing wells.
Interest income represents interest earned on the temporary investment of capital in cash and cash equivalents, available-for-sale securities, finance charges, and interest accrued on the note receivable from the District. The increase was primarily attributable to the investment of cash received from the sale of our farms in August 2015 in a money market fund at a bank.
Imputed interest represents an estimate of the interest accrued on the Tap Participation Fee payable to High Plains A&M, LLC ("HP A&M"), which was eliminated as a result of the settlement with HP A&M during the three months ended February 28, 2015. As a result we no longer accrue interested related to the Tap Participation Fee.
Interest expense represents interest accrued related to notes we had on our farm assets prior to the sale. All notes associated with the farms have been paid off, and as a result we no longer incur interest on this debt.
Liquidity, Capital Resources and Financial Position
At November 30, 2015, our working capital, defined as current assets less current liabilities, was $37.8 million, which included $35.5 million in cash and cash equivalents. As of the date of the filing of this Quarterly Report on Form 10-Q, we have an effective shelf registration statement pursuant to which we may elect to sell up to $15 million of stock at any time and from time to time. We believe that as of the date of the filing of this Quarterly Report on Form 10-Q and as of November 30, 2015, we have sufficient working capital to fund our operations for the next fiscal year.
Sale of Farm Assets – We sold our Arkansas River farm assets for approximately $45.8 million on August 18, 2015. Approximately $1.3 million was being held in escrow pending the resolution of dry-up covenant issues related to three farms. After the end of the fiscal quarter ended November 30, 2015, we received the $1.3 million.
Arkansas River Water Assets – The FLCC water assessments are the charges assessed to the FLCC shareholders for the upkeep and maintenance of the Fort Lyon Canal. The water assessment payments are payable to the FLCC each calendar year. For the calendar year 2015, FLCC water assessments increased from $16 to $22.50 per share, which will increase our expenses by approximately $119,900 to $415,100, which will be expensed ratably during calendar 2015. For the calendar year 2014, FLCC water assessments increased from $15 to $16 per share, which increased our expenses by approximately $22,900 to $312,900, which were expensed ratably during calendar 2014. Our calendar year property taxes for our Arkansas River farm assets were approximately $137,000 and $150,500 for the calendar years 2015 and 2014, respectively. Based on these taxes, we are accruing or accrued monthly property taxes of approximately $11,400 and $11,700 for the calendar years 2015 and 2014, respectively. We sold our Arkansas River water assets in August 2015; however, pursuant to the terms of the purchase and sale agreement, we will remain obligated for all FLCC water assessments and property taxes for calendar year 2015.
System Expansion – During the three months ended November 30, 2015, we spent approximately $8,400 to install piping and other infrastructure at our Sky Ranch water system. We anticipate spending approximately $3 million during the next 12 months for the addition of approximately seven miles of pipeline, which will interconnect our Lowry and Sky Ranch water systems.
ECCV Capacity Operating System – Pursuant to a 1982 contractual right, the District may purchase water produced from East Cherry Creek Valley Water and Sanitation District's ("ECCV") Land Board system. ECCV's Land Board system is comprised of eight wells and more than ten miles of buried water pipeline located on the Lowry Range. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as the District's service provider and the Export Water Contractor (as defined in the 2014 Amended and Restated Lease Agreement among us, the District and the Land Board), we entered into an agreement to operate and maintain the ECCV facilities allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat monthly fee of $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from ECCV's system, which is included in the water usage fees charged to customers.

South Metropolitan Water Supply Authority ("SMWSA") and the Water Infrastructure Supply Efficiency Partnership ("WISE") – SMWSA is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members, including the District. Pursuant to the SMWSA Participation Agreement with the District, we agreed to provide funding to the District in connection with its membership in the SMWSA. In July 2013, the District together with nine other SMWSA members formed an entity to enable its members to participle in a cooperative water project known as WISE and entered into an agreement that specifies each member's pro rata share of WISE and the members' rights and obligations with respect to WISE. On December 31, 2013, the South Metro WISE Authority ("SMWA"), the City and County of Denver acting through its Board of Water Commissioners ("Denver Water") and the City of Aurora acting by and through its Utility Enterprise ("Aurora Water") entered into the Amended and Restated WISE Partnership – Water Delivery Agreement (the "WISE Partnership Agreement"), which provides for the purchase of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. We have entered into the Rangeview/Pure Cycle WISE Project Financing Agreement (the "WISE Financing Agreement"), which obligates us to fund the District's cost of participating in WISE. We anticipate that we will be investing approximately $1.2 million per year during each of the next five years to fund the District's purchase of its share of the water transmission line and additional facilities, water and related assets for WISE. In exchange for funding the District's obligations in WISE, we will have the sole right to use and reuse the District's 7% share of the WISE water and infrastructure to provide water service to the District's customers and to receive the revenue from such service. Upon completion in 2021, we expect to be entitled to approximately three million gallons per day of transmission pipeline capacity and 500 acre feet per year of water.
Summary Cash Flows Table

Table 6 - Summary Cash Flows Table
	Three Months Ended November 30,
	2015	2014	$ Change	% Change
Cash (used in) provided by:
Operating acitivites	$(860,500)	$(277,800)	$(582,700)	200%
Investing activities	$(717,700)	$(454,400)	$(263,300)	58%
Financing activities	$(500)	$910,200	$(910,700)	100%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services and from leases on our farms, costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.
Cash used in operations in the three months ended November 30, 2015, increased by $582,700 compared to the three months ended November 30, 2014, which was due mainly to the payment of accounts payable and taxes and increased operating losses.
Changes in Investing Activities – Investing activities in the three months ended November 30, 2015, consisted of the investment in our water system of $25,200, the acquisition of land of $443,600 and the purchase of equipment of $248,900. Investing activities in the three months ended November 30, 2014, consisted of the investment in our water system of $1,154,200 and the receipt of $699,800 from the sale of 299 acres of land along with 239 FLCC shares.
Changes in Financing Activities – Financing activities in the three months ended November 30, 2015, consisted of payments to contingent liability holders of $500. Financing activities in the three months ended November 30, 2014, consisted of the receipt of borrowings on promissory notes of $2,311,700, payments on the promissory notes of $1,395,000 and payments to contingent liability holders of $6,400.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist entirely of the contingent portion of the CAA as described in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply to the accompanying financial statements. The contingent liability is not reflected on our balance sheet because the obligation to pay the CAA is contingent on sales of "Export Water" (defined in Note 4 – Water and Land Assets to the 2015 Annual Report), the amounts and timing of which are not reasonably determinable.
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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the timing of revenue recognition, the impairment of water assets and other long-lived assets, fair value estimates and share-based compensation. Below is a summary of these critical accounting policies.
Revenue Recognition
Our revenues consist mainly of monthly service fees, tap fees, construction fees, and beginning in fiscal year 2013, farm operations. Additionally, we receive other income from oil and gas leases and related royalties on our properties. Monthly metered water usage fees and monthly wastewater treatment fees are recognized in income each month as earned.
As further described in Note 1 – Presentation of Interim Information to the accompanying financial statements, proceeds from tap sales and construction fees are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. We recognize tap fees derived from agreements for which we construct infrastructure owned by others as revenue, along with the associated costs of construction, pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the three months ended November 30, 2015 or 2014.
Tap and construction fees derived from agreements for which we own the infrastructure are recognized as revenue ratably over the estimated service life of the assets constructed with said fees. Although the cash will be received up-front and most construction will be completed within one year of receipt of the proceeds, revenue recognition may occur over 30 years or more. Management is required to estimate the service life, and currently the service life is based on the estimated useful accounting life of the assets constructed with the tap fees. The useful accounting life of the asset is based on management's estimation of an accounting-based useful life and may not have any correlation to the actual life of the asset or the actual service life of the tap. This is deemed a reasonable recognition life of the revenues because the depreciation of the assets constructed generating those revenues will therefore be matched with the revenues.
On March 10, 2011, we and entered into the O&G Lease. Pursuant to the O&G Lease, during each of the fiscal years ended August 31, 2011 and 2014, we received up-front payments of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate we own at our Sky Ranch property. We recognized or are recognizing the up-front payments from the O&G Lease as income on a straight-line basis over three years (the initial term of the O&G Lease) and over two years (the extended term of the O&G Lease). During the fiscal year ended August 31, 2015, we received an up-front payment of $72,000 for the purpose of exploring for, developing, producing and marketing oil and gas on 40 acres of mineral estate we own adjacent to the Lowry Range (the "Rangeview Lease"). During each of the three months ended November 30, 2015 and 2014, we recognized $161,400 of lease income in connection with the up-front payments received pursuant to the O&G Lease and the Rangeview Lease.
During the three months ended February 28, 2015, two wells were drilled within our mineral interest.  Beginning in March 2015, both wells were placed into service and began producing oil and gas and accruing royalties to us.  In May 2015, certain gas collection infrastructure was extended to the property to allow the collection of gas from the wells and accrual of royalties attributable to gas production.  During the three months ended November 30, 2015, we received $122,100 in royalties attributable to these two wells.
We leased our farms to local area farmers on both a cash and crop share lease basis. Our cash lease farmers are charged a fixed fee, which is billed semi-annually in March and November. During the November billing cycle, our cash lease billings include either a discount or a premium adjustment based on actual water deliveries by the FLCC. Our crop share lease fees are based on actual crop yields and are received upon the sale of the crops. All fees are estimated and recognized ratably on a monthly basis. We have sold our farms; however, pursuant to the purchase and sale agreement, we will continue to receive lease income through December 31, 2015.

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
We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. See further discussion regarding our land held for sale in Note 4 – Water and Land Assets to Part II, Item 8 of our 2015 Annual Report.
Our Front Range Water Rights – We determine the undiscounted cash flows for our Denver-based assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2015, and determined that there were no material changes and our Denver-based assets are not impaired and their costs are deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g., Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. Our combined Rangeview Water Supply and Sky Ranch water assets have a carrying value of $27.6 million as of November 30, 2015. Based on the carrying value of our water rights, the long term and uncertain nature of any development plans, current tap fees of $24,620 and estimated gross margins, we estimate that we would need to add 2,300 new water connections (requiring 3.5% of our portfolio) to generate net revenues sufficient to recover the costs of our Rangeview Water Supply assets. If tap fees increase 5%, we would need to add 2,100 new water taps (requiring 3.4% of our portfolio) to recover the costs of our Rangeview Water Supply assets. If tap fees decrease 5%, we would need to add 2,400 new water taps (requiring 3.7% of our portfolio) to recover the costs of our Rangeview Water Supply assets.
Although changes in the housing market throughout the Front Range have delayed our estimated tap sale projections, these changes do not alter our water ownership, our service obligations to existing properties or the number of SFEs we can service.
Share-Based Compensation
We estimate the fair value of share-based payment awards made to key employees and directors on the date of grant using the Black-Scholes option pricing model. We then expense the fair value over the vesting period of the grant using a straight-line expense model. The fair value of share-based payments requires management to estimate or calculate various inputs such as the volatility of the underlying stock, the expected dividend rate, the estimated forfeiture rate and an estimated life of each option. We do not expect any forfeiture of option grants; therefore, the compensation expense has not been reduced for estimated forfeitures. These assumptions are based on historical trends and estimated future actions of option holders and may not be indicative of actual events, which may have a material impact on our financial statements. For further details on share-based compensation expense, see Note 5 – Shareholders' Equity to the accompanying financial statements.
Recently Adopted and Issued Accounting Pronouncements

See Note 1 – Presentation of Interim Information to the accompanying financial statements for recently adopted and issued accounting pronouncements.

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained in or incorporated by reference into this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words "anticipate," "goal," "seek," "project," "strategy," "future," "likely," "may," "should," "will," "believe," "estimate," "expect," "plan," "intend" and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Forward-looking statements include, among others, statements we make regarding:

•	material changes to unrecognized tax positions;
•	impact of new accounting pronouncements;
•	our intent to sell certain farms or discontinue our farm operations;
•	receipt of the first priority payout under the CAA;
•	the timing and impact on our financial statements of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability;
•	utilization of our water assets;
•	growth in our targeted service area;
•	plans to continue to provide water and wastewater services to commercial and industrial customers;
•	projected capital spending for a pipeline to interconnect our Lowry and Sky Ranch water systems;
•	sufficiency of our working capital to fund our operations for the next fiscal year;
•	potential use of a shelf registration statement to sell stock;
•	consistency of director compensation;
•	deferred recognition of $1.2 million of water tap and construction fee revenue from the County;
•	costs associated with the use of the ECCV system;
•	infrastructure to be constructed over the next five years;
•	investments over the next five years for the WISE project;
•	estimates associated with revenue recognition, asset impairments, and cash flows from our water assets;
•	variance in our estimates of future tap fees and future operating costs;
•	number of new water connections necessary to recover costs;
•	expected vesting and forfeitures of stock options;
•	objectives of our investment activities; and
•	timing of the recognition of income related to the O&G Lease.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation:

•	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability;
•	population growth;
•	employment rates;
•	timing of oil and natural gas development in the areas where we sell our water;
•	general economic conditions;
•	the market price of water;
•	the market price of oil and natural gas;
•	the market price of alfalfa and other crops grown on our farms subject to crop share leases;
•	changes in customer consumption patterns;
•	changes in applicable statutory and regulatory requirements;
•	changes in governmental policies and procedures;
•	uncertainties in the estimation of water available under decrees;
•	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
•	uncertainties in the estimation of the service life of our systems;
•	uncertainties in the estimation of costs of construction projects;
•	the strength and financial resources of our competitors;
•	our ability to find and retain skilled personnel;
•	climatic and weather conditions, including floods, droughts and freezing conditions;
•	labor relations;
•	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
•	availability and cost of labor, material and equipment;
•	delays in anticipated permit and construction dates;

•	engineering and geological problems;
•	environmental risks and regulations;
•	our ability to raise capital;
•	volatility in the price of our common stock;
•	our ability to negotiate contracts with new customers;
•	outcome of litigation and arbitration proceedings;
•	uncertainties in water court rulings;
•	our ability to collect on any judgments; and
•	the factors described under "Risk Factors" in our 2015 Annual Report.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of November 30, 2015, we own one certificate of deposit with a stated maturity date and locked interest rate. Therefore, we are not subject to interest rate fluctuations. We have no investments denominated in foreign country currencies; therefore, our investments are not subject to foreign currency exchange rate risk.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of November 30, 2015, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 6.	Exhibits
Exhibits
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Mark W. Harding
Mark W. Harding
President and Chief Financial Officer

January 6, 2016