Form 10-Q
period 2016-05-31
PURE CYCLE CORP
filed 2016-07-06
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [ ] No [X]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 6, 2016:
Common stock, 1/3 of $.01 par value                                                                                                          23,754,098
 (Clas                                                                                                                                     (Number of Shares)

PURE CYCLE CORPORATION
INDEX TO MAY 31, 2016 FORM 10-Q

i

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:	May 31, 2016	August 31, 2015
Current assets:	(unaudited)
Cash and cash equivalents	$5,114,663	$37,089,041
Short-term investments	23,148,458	-
Trade accounts receivable	151,194	399,925
Sky Ranch receivable	-	148,415
Prepaid expenses	373,912	228,086
Assets of discontinued operations	801,565	1,715,472
Total current assets	29,589,792	39,580,939

Long-term investments	7,034,100	-
Investments in water and water systems, net	27,969,211	27,708,595
Land and mineral interests	5,271,313	5,091,668
Notes receivable - related parties, including accrued interest	788,624	591,223
Other assets	470,218	88,488
Total assets	$71,123,258	$73,060,913

LIABILITIES:
Current liabilities:
Accounts payable	$99,731	$172,634
Accrued liabilities	86,542	499,808
Income taxes	-	292,729
Deferred revenues	55,800	55,800
Deferred oil and gas lease payment	24,000	360,765
Liabilities of discontinued operations	3,602	117,329
Total current liabilities	269,675	1,499,065

Deferred revenues, less current portion	1,069,441	1,111,293
Deferred oil and gas lease payment, less current portion	1,000	19,000
Participating Interests in Export Water Supply	344,378	346,007
Total liabilities	1,684,494	2,975,365

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $.001 per share, 25 million shares authorized;
432,513 shares issued and outstanding
(liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized;
23,754,098 and 24,054,098 shares outstanding, respectively	79,185	80,185
Collateral stock	-	(1,407,000)
Additional paid-in capital	171,145,416	172,384,355
Accumulated other comprehensive income (loss)	(23,335)	-
Accumulated deficit	(101,762,935)	(100,972,425)
Total shareholders' equity	69,438,764	70,085,548
Total liabilities and shareholders’ equity	$71,123,258	$73,060,913

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Revenues:
Metered water usage	$35,659	$73,477	$119,832	$893,746
Wastewater treatment fees	10,537	12,293	31,540	37,224
Special facility funding recognized	10,377	10,377	31,131	31,131
Water tap fees recognized	3,574	3,574	10,721	10,721
Other	40,705	20,639	109,980	89,490
Total revenues	100,852	120,360	303,204	1,062,312

Expenses:
Water service operations	(65,184)	(73,679)	(190,976)	(303,110)
Wastewater service operations	(7,286)	(9,265)	(20,555)	(22,075)
Depletion and depreciation	(41,604)	(42,072)	(124,834)	(130,802)
Other	(20,763)	(14,746)	(51,373)	(35,771)
Total cost of revenues	(134,837)	(139,762)	(387,738)	(491,758)
Gross (loss) profit	(33,985)	(19,402)	(84,534)	570,554

General and administrative expenses	(431,737)	(384,323)	(1,294,585)	(1,167,179)
Depreciation	(67,172)	(44,706)	(182,999)	(128,108)
Operating loss	(532,894)	(448,431)	(1,562,118)	(724,733)

Other income (expense):
Oil and gas lease income, net	31,905	161,430	354,765	484,290
Oil and gas royalty income, net	76,400	262,097	271,002	262,097
Interest income	66,253	6,465	175,356	11,587
Other	(2,671)	12,471	(8,004)	18,418
Net (loss) income from continuing operations	(361,007)	(5,968)	(768,999)	51,659
(Loss) income from discontinued operations, net of taxes	(61,263)	36,215	(21,511)	(97,099)
Net (loss) income	$(422,270)	$30,247	$(790,510)	$(45,440)
Unrealized holding losses	(35,517)	-	(23,335)	-
Total comprehensive (loss) income	$(457,787)	$30,247	$(813,845)	$(45,440)

Basic and diluted net income (loss) per common share –
Loss from continuing operations	$(0.02)	*	$(0.03)	*
(Loss) earnings from discontinued operations	*	*	*	*
Net loss	$(0.02)	*	$(0.03)	*

Weighted average common shares outstanding – basic	23,754,098	24,037,598	23,795,627	24,037,598
Weighted average common shares outstanding – diluted	23,754,098	24,366,198	23,795,627	24,037,598

* Amount is less than $.01 per share

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Nine months ended May 31, 2016
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Accumulated Other Comprehensive	Collateral	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Stock	Deficit	Total
August 31, 2015 balance:	432,513	$433	24,054,098	$80,185	$172,384,355	$-	$(1,407,000)	$(100,972,425)	$70,085,548
Share-based compensation	–	–	–	–	167,061	–	–	–	167,061
Collateral stock retired	–	–	(300,000)	(1,000)	(1,406,000)	–	1,407,000	–	-
Net loss	–	–	–	–	–	–	–	(790,510)	(790,510)
Unrealized holding loss on investments	–	–	–	–	–	(23,335)	–	–	(23,335)
May 31, 2016 balance:	432,513	$433	23,754,098	$79,185	$171,145,416	$(23,335)	$-	$(101,762,935)	$69,438,764

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended May 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(790,510)	$(45,440)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and depletion	307,834	258,909
Investment in Well Enhancement Recover Systems, LLC	8,004	1,565
Stock-based compensation expense	167,061	186,296
Interest income and other non-cash items	(37,299)	(315)
Interest added to receivable from related parties	(22,503)	(10,812)
Changes in operating assets and liabilities:
Trade accounts receivable	248,731	1,452,996
Sky Ranch receivable	-	(83,500)
Prepaid expenses	(145,826)	63,997
Notes receivable - related parties	(26,483)	(95,500)
Accounts payable and accrued liabilities	(486,170)	(1,115,206)
Income taxes	(292,729)	-
Deferred revenues	(41,852)	(49,037)
Deferred oil and gas lease payment	(354,765)	(484,290)
Net cash provided by (used in) operating activities from continuing operations	(1,466,507)	79,663
Net cash provided by (used in) operating activities from discontinued operations	1,251,527	(535,274)
Net cash used in operating activities	(214,980)	(455,611)

Cash flows from investing activities:
Purchase of short-term investments	(23,142,484)	-
Purchase of long-term investments	(7,026,424)	-
Investments in water, water systems, and land	(695,746)	(1,900,267)
Purchase of property and equipment	(441,768)	(17,186)
Net cash used in investing activities from continuing operations	(31,306,422)	(1,917,453)
Net cash provided by (used in) investing activities from discontinued operations	(451,347)	699,826
Net cash used in investing activities	(31,757,769)	(1,217,627)

Cash flows from financing activities:
Payments to contingent liability holders	(1,629)	(7,642)
Net cash used in financing activities from continuing operations	(1,629)	(7,642)
Net cash provided by financing activities from discontinued operations	-	674,710
Net cash (used in) provided by financing activities	(1,629)	667,068
Net change in cash and cash equivalents	(31,974,378)	(1,006,170)
Cash and cash equivalents – beginning of period	37,089,041	1,749,558
Cash and cash equivalents – end of period	$5,114,663	$743,388

SUPPLEMENTAL DISCLSOURES OF NON-CASH ACTIVITIES
Retirement of collateral stock	$1,407,000	$-
Net reduction in Tap Participation Fee liability and HP A&M
receivable collateral stock and mineral rights received as
result of settlement of the Arkansas River Agreement	$-	$1,894,203
Assets acquired through WISE funding obligation	$-	$1,400,000

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The May 31, 2016 consolidated balance sheet, the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended May 31, 2016 and 2015, the consolidated statement of shareholders’ equity for the nine months ended May 31, 2016, and the consolidated statements of cash flows for the nine months ended May 31, 2016 and 2015 have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at May 31, 2016, and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015 (the “2015 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2015. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full fiscal year. The August 31, 2015 balance sheet was taken from the Company’s audited financial statements and was modified to reflect the discontinued operations presentation of the Company’s agricultural segment.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a reputable financial institution. At various times during the three and nine months ended May 31, 2016, the Company’s main operating account exceeded federally insured limits. The Company has never suffered a loss due to such excess balance.

Investments

Management determines the appropriate classification of its investments in certificates of deposit and debt and equity securities at the time of purchase and reevaluates such determinations each reporting period.

Certificates of deposit and debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company has $7,034,100 of investments classified as held-to-maturity at May 31, 2016 which represent certificates of deposit and U.S. treasury notes with maturity dates after May 31, 2017. Debt securities for which the Company does not have the positive intent or ability to hold to maturity are classified as available-for-sale, along with any investments in equity securities. Securities classified as available-for-sale are marked-to-market at each reporting period. Changes in value on such securities are recorded as a component of Accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. The Company’s debt securities mature at various dates through February 12, 2018.

Concentration of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. From time to time, the Company places its cash in money market instruments, commercial paper obligations, corporate bonds and U.S. government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016

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

Investments – The carrying amounts of investments approximate fair value. Investments are described further in Note 2 – Fair Value Measurements.

Accounts Payable – The carrying amounts of accounts payable approximate fair value due to the relatively short period to maturity for these instruments.

Long-Term Financial Liabilities – The Comprehensive Amendment Agreement No. 1 (the “CAA”) is comprised of a recorded balance and an off-balance sheet or “contingent” obligation associated with the Company’s acquisition of its “Rangeview Water Supply” (defined in Note 4 – Water and Land Assets to the 2015 Annual Report). The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (defined in Note 4 – Water and Land Assets to the 2015 Annual Report). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value. The CAA is described further in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply.

Notes Receivable – Related Parties – The market value of the notes receivable – related parties: Rangeview Metropolitan District (the “District”) and Sky Ranch Metropolitan District No. 5 are not practical to estimate due to the related party nature of the underlying transactions.

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

Revenue Recognition

Wholesale Water and Wastewater Fees – Monthly wholesale water usage charges are assessed to the Company’s customers based on actual metered usage each month plus a base monthly service fee. The Company recognizes wholesale water usage revenues upon delivering water to its customers or its governmental customer’s end-use customers, as applicable. The export water revenues recognized by the Company are shown gross of royalties to the State of Colorado Board of Land Commissioners (the “Land Board”). The on-site water revenues recognized by the Company are shown net of royalties paid to the Land Board and amounts retained by the District. The Company recognized $35,700 and $73,500 of metered water usage revenues during the three months ended May 31, 2016 and 2015, respectively. The Company recognized $119,800 and $893,700 of metered water usage revenues during the nine months ended May 31, 2016 and 2015, respectively.

The Company recognizes wastewater treatment fees monthly based on usage. The monthly wastewater treatment fees are shown net of amounts retained by the District. The Company recognized $10,500 and $12,300 of wastewater treatment fees during the three months ended May 31, 2016 and 2015, respectively. The Company recognized $31,500 and $37,200 of wastewater treatment fees during the nine months ended May 31, 2016 and 2015, respectively. Costs of delivering water and providing wastewater services to customers are recognized as incurred.

Tap and Construction Fees – The Company has various water and wastewater service agreements, a component of which may include tap and construction fees. The Company recognizes water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in Part I, Item 1 of the 2015 Annual Report) constructed to provide service to Arapahoe County, Colorado (the “County”). The Company recognized $3,600 and $10,700 of water tap fee revenues during each of the three and nine months ended May 31, 2016 and 2015, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the Land Board and amounts paid to third parties pursuant to the CAA as further described in Note 4 – Long-Term Obligations and Operating Lease below.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016

The Company recognized $10,400 and $31,100 of “Special Facilities” (defined in Part I, Item 1 of the 2015 Annual Report) funding as revenue during each of the three and nine months ended May 31, 2016 and 2015, respectively. This is the ratable portion of the Special Facilities funding proceeds received from water agreements as more fully described in Note 2 – Summary of Significant Accounting Policies to the 2015 Annual Report.

As of May 31, 2016, and August 31, 2015, the Company has deferred recognition of approximately $1,125,200 and $1,167,100, respectively, of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

Royalty and Other Obligations

Revenues from the sale of Export Water are shown gross of royalties payable to the Land Board. Revenues from the sale of water on the “Lowry Range” (described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2015 Annual Report) are shown net of the royalties to the Land Board and the amounts retained by the District.

Oil and Gas Lease Payments

As further described in Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2015 Annual Report, in March 2011, the Company entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”) which was subsequently purchased by a wholly owned subsidiary of ConocoPhillips Company. Pursuant to the O&G Lease, during the year ended August 31, 2011, the Company received an up-front payment of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its “Sky Ranch” property (described in Note 4 – Water and Land Assets to the 2015 Annual Report). The Company began recognizing the up-front payments as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. The Company received an additional payment of $1,243,400 during February 2014 to extend the O&G Lease an additional two years through February 2016, which was recognized as income on a straight-line basis over two years (the extension term of the O&G Lease). During the fiscal year ended August 31, 2014, the Company received an up-front payment of $72,000 for the purpose of exploring for, developing, producing, and marketing oil and gas on 40 acres of mineral estate the Company owns adjacent to the Lowry Range (the “Rangeview Lease”). The Company recognized $31,900 and $161,400 during the three months ended May 31, 2016 and 2015, respectively, of lease income related to the up-front payments received pursuant to the O&G Lease and the Rangeview Lease. The Company recognized $354,800 and $484,300 during the nine months ended May 31, 2016 and 2015, respectively, of lease income related to the up-front payments received pursuant to the O&G Lease and the Rangeview Lease.

As of May 31, 2016 and August 31, 2015, the Company has deferred recognition of $25,000 and $379,800, respectively, of income related to the O&G Lease and the Rangeview Lease. The balance as of May 31, 2016 will be recognized into income ratably through July 2017. $354,800 of the balance as of August 31, 2015 was recognized into income during the nine months ended May 31, 2016.

During the three months ended February 28, 2015, two wells were drilled within the Company’s mineral interest. Beginning in March 2015, both wells were placed into service and began producing oil and gas and accruing royalties to the Company. In May 2015, certain gas collection infrastructure was extended to the property to allow the collection of gas from the wells and accrual of royalties attributable to gas production. During the three months ended May 31, 2016 and 2015, the Company received $76,400 and $262,100, respectively, in royalties attributable to these two wells. During the nine months ended May 31, 2016 and 2015, the Company received $271,000 and $262,100 respectively, in royalties attributable to these two wells.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016

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

Share-Based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company records share-based compensation costs as expense over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options has no impact on the income tax provisions. The Company recognized $58,200 and $53,700 of share-based compensation expense during the three months ended May 31, 2016 and 2015, respectively. The Company recognized $167,100 and $186,300 of share-based compensation expense during the nine months ended May 31, 2016 and 2015, respectively.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits as of May 31, 2016.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal year 2013 through fiscal year 2015. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At May 31, 2016, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three or nine months ended May 31, 2016 or 2015.

Discontinued Operations

In August 2015, the Company sold its Arkansas River water and land properties. Pursuant to the terms of the purchase and sale agreement, the Company continued to manage and receive the lease income until December 31, 2015. The operating results and the assets and liabilities of the discontinued operations, which formerly comprised the agricultural segment, are presented separately in the Company’s Consolidated Financial Statements. Summarized financial information for the discontinued agricultural business is shown below. Prior period balances have been reclassified to present the operations of the agricultural business as a discontinued operation.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016

Discontinued Operations Income Statement

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Farm revenues	$-	$270,582	$275,991	$818,925
Farm expenses	(22,674)	(23,131)	(56,042)	(70,001)
Gross (loss) profit	(22,674)	247,451	219,949	748,924

General and administrative expenses	48,346	140,366	287,787	617,914
Operating (loss) profit	(71,020)	107,085	(67,838)	131,010
Finance charges	9,757	7,909	42,054	17,622
Gain on sale of farm assets	-	-	4,273	-
Interest expense	-	(78,779)	-	(221,915)
Interest imputed on the Tap Participation
Fee payable to HP A&M	-	-	-	(23,816)
Income (loss) from discontinued operations	$(61,263)	$36,215	$(21,511)	$(97,099)

The Company anticipates continued expenses through the end of calendar 2016 related to the discontinued operations. The Company will continue to incur expenses related to the remaining agricultural land the Company continues to own and for the purpose of collecting outstanding receivables.
The individual assets and liabilities of the discontinued agricultural business are combined in the captions “Assets of discontinued operation” and “Liabilities of discontinued operation” in the consolidated Balance Sheet. The carrying amounts of the major classes of assets and liabilities included part of the discontinued business are presented in the following table:

Discontinued Operations Balance Sheet

	May 31, 2016	August 31, 2015
Assets:
Trade accounts receivable	$351,218	$307,913
Escrow receivable	-	1,342,250
Land held for sale (*)	450,347	-
Prepaid expenses	-	65,309
Total assets	$801,565	$1,715,472

Liabilities:
Accounts payable	$135	$25,704
Accrued liabilities	3,467	90,725
Deferred revenues	-	900
Total liabilities	$3,602	$117,329

(*) Land Held for Sale. During the fiscal quarter ended November 30, 2015, the Company purchased three farms for approximately $450,300. The Company acquired a total of 700 acres. The farms were acquired in order to correct dry-up covenant issues related to water only farms in order obtain the release of the escrow funds related to the Company’s farm sale to Arkansas River Farms, LLC. The Company intends to sell the farms within the next fiscal year.

Income (Loss) per Common Share

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 338,100 and 341,100 common share equivalents were outstanding as of May 31, 2016 and 2015, respectively, and have been included in the calculation of net income per common share but excluded from the calculation of loss per common share as their effect is anti-dilutive.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its consolidated financial statements and ensure that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change. New pronouncements assessed by the Company recently are discussed below:

In May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 provides for amendments to ASU No. 2014-09, Revenue from Contracts with Customers, amending the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. Specifically, ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The Company is assessing the impact of ASU 2016-12, but it does not expect the adoption of ASU 2016-12 to have a material impact on its financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 provides for amendments to ASU No. 2014-09, Revenue from Contracts with Customers, reducing the complexity when applying the guidance for identifying performance obligations and improving the operability and understandability of the license implementation guidance. The Company is assessing the impact of ASU 2016-10, but it does not expect the adoption of ASU 2016-10 to have a material impact on its financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 provides for amendments to ASU No. 2014-09, Revenue from Contracts with Customers, clarifying the implementation guidance on principal versus agent considerations in the new revenue recognition standard. Specifically, ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The Company is assessing the impact of ASU 2016-08, but it does not expect the adoption of ASU 2016-08 to have a material impact on its financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the presentation and disclosure requirements for discontinued operations. The update was adopted by the Company in fiscal year 2016.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the NASDAQ Stock Market. The Company had none of these instruments as of May 31, 2016 or August 31, 2015.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had 35 Level 2 assets as of May 31, 2016, which consist of certificates of deposit and U.S. treasury notes. The Company had no Level 2 assets or liabilities as of August 31, 2015.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had no Level 3 liability as of May 31, 2016 or August 31, 2015.

 \
PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016

The Company maintains policies and procedures to value instruments using what management believes to be the best and most relevant data available.

Level 2 Asset – Available for Sale Securities. The Company’s available for sale securities are the Company’s only financial asset measured at fair value on a recurring basis. The fair value of the available for sale securities is based on the values reported by the financial institutions where the funds are held. These securities include only federally insured certificates of deposit.

The Company’s non-financial assets measured at fair value on a non-recurring basis consist entirely of its investments in water and water systems, land held for sale, and other long-lived assets. See Note 3 – Water and Land Assets below.

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of May 31, 2016:

			Fair Value Measurement Using:
		Cost / Other	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Accumulated Unrealized Gains and
	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Available for sale	$23,148,500	$23,171,800	$-	$23,148,500	$-	$(23,300)

NOTE 3 – WATER AND LAND ASSETS

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2015 Annual Report. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three and nine months ended May 31, 2016.

The Company’s Investments in Water and Water Systems consist of the following costs and accumulated depreciation and depletion at May 31, 2016 and August 31, 2015:

	May 31, 2016		August 31, 2015
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Rangeview water supply	$14,444,600	$(9,000)	$14,444,600	$(8,800)
Sky Ranch water rights and other costs	6,444,500	(268,000)	6,440,800	(194,600)
Fairgrounds water and water system	2,899,900	(864,800)	2,899,900	(798,700)
Rangeview water system	1,256,300	(141,400)	1,256,300	(110,300)
Water supply – other	4,479,000	(271,900)	3,973,300	(193,900)
Totals	29,524,300	(1,555,100)	29,014,900	(1,306,300)
Net investments in water and water systems	$27,969,200		$27,708,600

Capitalized terms in this section not defined herein are defined in Note 4 – Water and Land Assets to the 2015 Annual Report.

Depletion and Depreciation. The Company recorded depletion charges of $100 and $500 during the three months ended May 31, 2016 and 2015, respectively. The Company recorded depletion charges of $200 and $6,700 during the nine months ended May 31, 2016 and 2015, respectively. During the three and nine months ended May 31, 2016, this related entirely to the Rangeview Water Supply, and during the three and nine months ended May 31, 2015, this related to the Rangeview Water Supply and the Sky Ranch water assets.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016

The Company recorded $108,700 and $86,300 of depreciation expense during the three months ended May 31, 2016 and 2015, respectively. The Company recorded $307,600 and $252,200 of depreciation expense during the nine months ended May 31, 2016 and 2015, respectively.

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

From time to time, the Company repurchased various portions of the CAA obligations, which retained their original priority. The Company did not make any CAA acquisitions during the nine months ended May 31, 2016 or 2015.

As a result of the acquisitions and the sale of Export Water, as detailed in the table below, the remaining potential third-party obligation at May 31, 2016, is approximately $1 million, and the Company has the right to approximately $29.8 million in Export Water proceeds:

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third-Party Obligation	Paticipating Interests Liability	Contingency
Original balances	$–	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2015:
Acquisitions	–	30,428,900	(30,428,900)	(10,622,100)	(19,806,800)
Option payments - Sky Ranch
and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees *	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	569,200	(445,800)	(123,400)	(42,900)	(80,500)
Balance at August 31, 2015	1,212,600	29,786,200	1,027,400	346,000	681,400
Fiscal 2016 activity:
Export Water sale payments	39,300	(34,600)	(4,700)	(1,600)	(3,100)
Balance at May 31, 2016	$1,251,900	$29,751,600	$1,022,700	$344,400	$678,300
 * The Arapahoe County tap fees are net of $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities that call for payments to CAA holders in order of their priority. This means the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive approximately $6 million of the first priority payout (the remaining entire first priority payout totals approximately $6.7 million as of May 31, 2016).

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016

NOTE 5 – SHAREHOLDERS’ EQUITY

The Company maintains the 2014 Equity Incentive Plan (the “2014 Equity Plan”), which was approved by shareholders in January 2014 and became effective April 12, 2014. Executives, eligible employees, consultants and non-employee directors are eligible to receive options and stock grants pursuant to the 2014 Equity Plan. Pursuant to the 2014 Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the board of directors. The Company has reserved 1.6 million shares of common stock for issuance under the 2014 Equity Plan. The Company began awarding options under the 2014 Equity Plan during January 2015. Prior to the effective date of the 2014 Equity Plan, the Company granted stock awards to eligible participants under its 2004 Incentive Plan (the “2004 Incentive Plan”), which expired April 11, 2014. No additional awards may be granted pursuant to the 2004 Incentive Plan; however, awards outstanding as of April 11, 2014, will continue to vest and expire and may be exercised in accordance with the terms of the 2004 Incentive Plan.

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the nine months ended May 31, 2016:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Oustanding at August 31, 2015	312,000	$6.61
Granted	36,000	4.26
Exercised	-	-
Forfeited or expired	(10,000)	13.25
Outstanding at May 31, 2016	338,000	$4.77	5.94	$185,660

Options exercisable at May 31, 2016	268,667	$4.70	5.42	$177,360

The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan as of and for the nine months ended May 31, 2016:

	Number of Options	Weighted-Average Grant Date Fair Value
Non-vested options oustanding at August 31, 2015	59,333	$4.59
Granted	36,000	-
Vested	(26,000)	-
Forfeited	-	-
Non-vested options outstanding at May 31, 2016	69,333	$5.04

All non-vested options are expected to vest.

Stock-based compensation expense was $58,200 and $53,700 for the three months ended May 31, 2016 and 2015, respectively. Stock-based compensation expense was $167,100 and $186,300 for the nine months ended May 31, 2016 and 2015, respectively.

At May 31, 2016, the Company had unrecognized expenses relating to non-vested options that are expected to vest totaling $104,200, which options have a weighted average life of less than three years. The Company has not recorded any excess tax benefits to additional paid-in capital.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016

NOTE 6 – RELATED PARTY TRANSACTIONS

On December 16, 2009, the Company entered into a Participation Agreement with the District, whereby the Company agreed to provide funding to the District in connection with the District joining the South Metro Water Supply Authority (“SMWSA”). On November 10, 2014, the Company and the District entered into the WISE Financing Agreement, whereby the Company agreed to fund the District’s cost of participating in a regional water supply project known as the WISE partnership. The Company anticipates investing approximately $1.2 million per year for each of the next five years for additional payments for the water transmission line and additional facilities, water and related assets for the WISE project.

In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.25% at May 31, 2016) and the maturity date of the loan is December 31, 2020. Beginning in January 2014, the District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect. The $619,200 balance of the note receivable at May 31, 2016, includes borrowings of $255,000 and accrued interest of $364,200.

In November 2015, but effective as of January 1, 2014, the Company entered into a funding agreement obligating the Company to provide funding to Sky Ranch Metropolitan District No. 5, a related party, for calendar years 2014 and 2015 up to a maximum amount of $350,000. The funding was accrued into a note that bears interest at a rate of 6% per annum. No payments are due for a minimum of five years after the date of borrowing. The funding relates to costs associated with establishing and operating the district. The Company anticipates repayment of the note through future revenues from property tax assessments. The $169,400 balance of the note receivable at May 31, 2016, includes borrowings of $156,900 and accrued interest of $12,500. Upon the execution of the note, the amount was reclassified to long-term and is recorded as part of Notes Receivable – related parties.

NOTE 7 – SIGNIFICANT CUSTOMERS

The Company sells wholesale water and wastewater services to the District pursuant to the Rangeview Water Agreements (defined in Note 4 – Water and Land Assets to the 2015 Annual Report). Sales to the District accounted for 78% and 48% of the Company’s total water and wastewater revenues for the three months ended May 31, 2016 and 2015, respectively. Sales to the District accounted for 77% and 13% of the Company’s total water and wastewater revenues for the nine months ended May 31, 2016 and 2015, respectively. The District has one significant customer. Pursuant to the Rangeview Water Agreements, the Company is providing water and wastewater services to this customer on behalf of the District. The District’s significant customer accounted for 63% and 40% of the Company’s total water and wastewater revenues for the three months ended May 31, 2016 and 2015, respectively. The District’s significant customer accounted for 66% and 11% of the Company’s total water and wastewater revenues for the nine months ended May 31, 2016 and 2015, respectively.

Revenues related to the provision of water for the oil and gas industry to one customer accounted for 46% and 83% of the Company’s water and wastewater revenues for the three and nine months ended May 31, 2015, respectively. The Company had no revenues related to the provision of water for the oil and gas industry for the three or nine months ended May 31, 2016.

The Company had accounts receivable from the District which accounted for 88% and 87% of the Company’s wholesale water and wastewater trade receivables balances at May 31, 2016 and August 31, 2015, respectively. Accounts receivable from the District’s largest customer accounted for 73% and 76% of the Company’s water and wastewater trade receivables as of May 31, 2016 and August 31, 2015, respectively.

NOTE 8 – ACCRUED LIABILITIES

At May 31, 2016, the Company had accrued liabilities of $86,500, of which $3,600 was for estimated property taxes, $51,400 was for professional fees, and $31,500 was for operating payables.

At August 31, 2015, the Company had accrued liabilities of $499,800, of which $400,000 was for accrued compensation, $4,800 was for estimated property taxes, $52,500 was for professional fees and the remaining $42,500 was related to operating payables.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2016

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

NOTE 10 – SEGMENT INFORMATION

Prior to the sale of the Company’s agricultural assets and the residual operations through December 31, 2015, the Company operated primarily in two lines of business: (i) the wholesale water and wastewater business; and (ii) the agricultural farming business. The Company has discontinued its agricultural farming operations. The Company will continue to operate its wholesale water and wastewater services segment as its only line of business. The wholesale water and wastewater services business includes selling to customers using water rights owned by the Company and to develop infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater.

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
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition and should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015 (the “2015 Annual Report”). This section focuses on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:
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
Our Business
Pure Cycle Corporation (“we,” “us,” or “our”) is a Colorado corporation that (i) provides wholesale water and wastewater services to end-use customers of governmental entities and to commercial and industrial customers and (ii) until the end of calendar 2015, managed land and water assets for farming.
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
We own or control a total of approximately 3,300 acre feet of tributary surface water, 20,450 acre feet of non-tributary groundwater, and approximately 26,000 acre feet of adjudicated surface reservoir sites we refer to as our “Rangeview Water Supply.” We estimate that our water supplies can provide wholesale water service to approximately 60,000 single family equivalent (“SFE”) connections.
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
Discontinued Agricultural Operations and Leasing
On August 18, 2015, we and our wholly owned subsidiary, PCY Holdings, LLC, sold approximately 14,600 acres of real property and related water rights in the Fort Lyon Canal Company (“FLCC”) to Arkansas River Farms, LLC, for approximately $45.8 million in cash. Pursuant to the purchase and sale agreement, we retained our farm leasing operations through December 31, 2015.
After closing the sale of our farm portfolio, we purchased approximately 700 acres of real property in the area to resolve certain dry-up covenants on three properties in order to obtain the release of the remaining approximately $1.3 million in proceeds from the sale. During the quarter ended February 29, 2016, we resolved the dry-up covenant issues, the escrow proceeds were distributed to us, and the 700 acres are held as “land for sale” within Assets of Discontinued Operations.
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

Results of Operations
Executive Summary
The results of our operations for the three and nine months ended May 31, 2016 and 2015 are as follows:
Summary Table 1a
	Three months ended May 31,
	2016	2015	Change	% Change
Millions of gallons of water delivered	4.3	7.4	(3.1)	-42%
Metered water usage revenues	$35,700	$73,500	$(37,800)	-51%
Operating costs to deliver water	$65,200	$73,700	$(8,500)	-12%
(excluding depreciation and depletion)
Water delivery gross margin %	-83%	0%

Wastewater treatment revenues	$10,500	$12,300	$(1,800)	-15%
Operating costs to treat wastewater	$7,300	$9,300	$(2,000)	-22%
Wastewater treatment gross margin %	30%	24%

Other income	$40,700	$20,600	$20,100	98%
Other income costs incurred	$20,800	$14,700	$6,100	41%
Other income gross margin %	49%	29%

Tap and specialty facility revenues	$14,000	$14,000	$-	0%

General and administrative expenses	$431,700	$384,300	$47,400	12%
Loss from continuing operatons	$361,000	$6,000	$355,000	5917%
(Loss) income from discontinued operations	$(61,300)	$36,200	$(97,500)	269%
Net (loss) income	$(422,300)	$30,200	$(452,500)	1498%

Summary Table 1b
	Nine months ended May 31,
	2016	2015	Change	% Change
Millions of gallons of water delivered	14.8	83.7	(68.9)	-82%
Metered water usage revenues	$119,800	$893,700	$(773,900)	-87%
Operating costs to deliver water	$191,000	$303,100	$(112,100)	-37%
(excluding depreciation and depletion)
Water delivery gross margin %	-59%	66%

Wastewater treatment revenues	$31,500	$37,200	$(5,700)	-15%
Operating costs to treat wastewater	$20,600	$22,100	$(1,500)	-7%
Wastewater treatment gross margin %	35%	41%

Other income	$110,000	$89,500	$20,500	23%
Other income costs incurred	$51,400	$35,800	$15,600	44%
Other income gross margin %	53%	60%

Tap and specialty facility revenues	$41,800	$41,800	$-	0%

General and administrative expenses	$1,294,600	$1,167,200	$127,400	11%
(Loss) income from continuing operatons	$(769,000)	$51,700	$(820,700)	-1587%
Loss from discontinued operations	$(21,500)	$(97,100)	$75,600	-78%
Net loss	$(790,500)	$(45,400)	$(745,100)	1641%

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

Water deliveries decreased 42% and water revenues decreased 51% during the three months ended May 31, 2016, compared to the three months ended May 31, 2015. Water deliveries decreased 82% and water revenues decreased 87% during the nine months ended May 31, 2016, compared to the nine months ended May 31, 2015. The decreases in water deliveries and revenues are primarily the result of a reduction in demand for water by the oil and gas industry, which was used primarily to frack wells drilled in the Niobrara formation. The decrease in the price of oil has caused oil and gas producers in the area to limit drilling, which has in turn reduced demand for water. As a result of the difference in metered rates for fracking water compared to rates for tap customers, revenues received for fracking water have a greater margin. Increases and decreases in water deliveries charged at different rates will result in disproportionate increases and decreases in revenues. The following table details the sources of our sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for the three and nine months ended May 31, 2016 and 2015, respectively.

Table 2a - Water Revenue Summary
	Three months ended May 31,
	2016			2015
Customer Type	Sales	kgal	Average price per kgal	Sales	kgal	Average price per kgal
On Site	$25,400	3,331.7	$7.62	$25,000	3,140.0	$7.96
Export - Commercial	10,300	951.5	10.83	7,700	489.4	15.73
Fracking	-	-	-	40,800	3,727.4	10.95
	$35,700	4,283.2	$8.33	$73,500	7,356.8	$9.99

Table 2b - Water Revenue Summary
	Nine months ended May 31,
	2016			2015
Customer Type	Sales	kgal	Average price per kgal	Sales	kgal	Average price per kgal
On Site	$84,900	12,453.0	$6.82	$83,000	9,268.5	$8.96
Export - Commercial	34,900	2,393.9	14.58	28,100	1,835.1	15.31
Fracking	-	-	-	782,600	72,547.6	10.79
	$119,800	14,846.9	$8.07	$893,700	83,651.2	$10.68
The gross margin on delivering water decreased to a loss of 83% and 59% during the three and nine months ended May 31, 2016, respectively, compared to a loss of less than 1% and a profit of 66% during the three and nine months ended May 31, 2015, respectively, due to the decrease in water deliveries. The Company is obligated to pay certain lease and operating costs related to the ECCV system (defined under Liquidity, Capital Resources and Financial Position below). The system currently costs approximately $8,500 per month to maintain without any production. We have not had production through the ECCV system since November 2014, which has negatively impacted our gross margin for the three and nine months ended May 31, 2016. We will continue to retain the ECCV system as an integral part of our long-term water system and anticipate the system will continue to have a negative impact on our gross margin until such time as we can utilize the system capacity for future water sales.

Wastewater Treatment Revenues – Our wastewater customer is charged based on the amount of wastewater treated.

Wastewater fees decreased 15% during each of the three and nine months ended May 31, 2016, compared to each of the three and nine months ended May 31, 2015, respectively. The decreases were primarily the result of decreased demand from our only wastewater customer. Wastewater operating costs and gross margin fluctuate based on timing of expenses and regulatory requirements, but generally fluctuate consistent with demand.

Tap and Special Facility Revenues – We have various water and wastewater service agreements, a component of which may include tap fees and construction fees. We recognize water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2015 Annual Report) constructed to provide service to Arapahoe County, Colorado (the “County”). We recognized $3,600 and $10,700 of water tap fee revenues during each of the three and nine months ended May 31, 2016 and 2015, respectively. The water tap fees to be recognized over these periods are net of the royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the “CAA,” which is described in Note 4 – Long-Term Obligations and Operating Lease to the accompanying consolidated financial statements.

We recognized $10,400 and $31,100 of “Special Facilities” (defined in the 2015 Annual Report) funding as revenue during each of the three and nine months ended May 31, 2016 and 2015, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to a water service agreement as more fully described in Note 2 – Summary of Significant Accounting Policies to Part II, Item 8 of the 2015 Annual Report.

At May 31, 2016, we have deferred recognition of $1.1 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.
The District’s water tap fees are $24,620 per SFE, and wastewater tap fees are $4,988 per SFE. We did not sell any water or wastewater taps during the three or nine months ended May 31, 2016 or 2015.
Other Income – Other income consisted principally of consulting fees of $24,400 and $16,400 for the three months ended May 31, 2016 and 2015, respectively. Other income consisted principally of consulting fees of $57,700 and $33,900 for the nine months ended May 31, 2016 and 2015, respectively. The increase in fees is the result of our management of additional water systems. We have gone from managing two systems during fiscal 2014 to four systems during fiscal 2016. Our margins have fluctuated as we allocated additional staff costs to system management. Other income also included $11,200 and $34,900 for the nine months ended May 31, 2016 and 2015, respectively, from a cost-sharing arrangement for our industrial water sales to the fracking industry.
General and Administrative Expenses

Significant balances classified as general and administrative (“G&A”) expenses for the three and nine months ended May 31, 2016 and 2015, respectively, were:
Table 3a - Signficant Balances in G&A
	Three months ended May 31,
	2016	2015	$ Change	% Change
Salary and salary-related expenses:
Including share-based compensation	$223,500	$188,000	$35,500	19%
Excluding share-based compensation	$165,300	$134,300	$31,000	23%
Professional fees	$58,300	$74,000	$(15,700)	-21%
Fees paid to directors (including insurance)	$38,000	$27,800	$10,200	37%
Public entity related expenses	$28,100	$19,300	$8,800	46%

Table 3b - Signficant Balances in G&A
	Nine months ended May 31,
	2016	2015	$ Change	% Change
Salary and salary-related expenses:
Including share-based compensation	$682,500	$592,100	$90,400	15%
Excluding share-based compensation	$515,400	$405,800	$109,600	27%
Professional fees	$193,800	$227,100	$(33,300)	-15%
Fees paid to directors (including insurance)	$110,700	$98,500	$12,200	12%
Public entity related expenses	$83,700	$60,400	$23,300	39%

Salary and salary-related expenses – Salary and salary-related expenses including share-based compensation increased 19% and 15% for the three and nine months ended May 31, 2016, as compared to the three and nine months ended May 31, 2015, respectively. The increase was primarily the result of pay increases and the addition of one new employee, which was partially offset by a reduction in share-based compensation expenses. The salary and salary-related expenses noted above include $58,200 and $53,700 of share-based compensation expenses during the three months ended May 31, 2016 and 2015, respectively. The salary and salary-related expenses noted above include $167,100 and $186,300 of share-based compensation expenses during the nine months ended May 31, 2016 and 2015, respectively.
Professional fees (mainly accounting and legal) – Legal and accounting fees decreased 21% and 15% during the three and nine months ended May 31, 2016, as compared to the three and nine months ended May 31, 2015, respectively. The decrease was primarily due to decreased legal fees of approximately $6,400 and $27,200 for the three and nine months ended May 31, 2016, as compared to the three and nine months ended May 31, 2015, respectively.
Fees paid to directors (including insurance) – Directors’ fees, including D&O insurance, increased 37% and 12% for the three and nine months ended May 31, 2016, as compared to the three and nine months ended May 31, 2015, respectively. These fees vary due to the number of meetings. For the three and nine months ended May 31, 2016, the increase in fees was primarily due to the addition of one new member to the board of directors on January 27, 2016.
Public entity expenses – Costs associated with corporate governance and costs associated with being a publicly traded entity increased 46% and 39% for the three and nine months ended May 31, 2016 as compared to the three and nine months ended May 31, 2015. The fluctuations are due to the timing and number of filings and compliance costs for filing with the Securities and Exchange Commission (the “SEC”).
Other Income and Expense Items

Table 4a - Other Items
	Three Months Ended May 31,
	2016	2015	$ Change	% Change
Other income items:
Oil and gas lease income, net	$31,900	$161,400	$(129,500)	-80%
Oil and gas royalty income, net	$76,400	$262,100	$(185,700)	100%
Interest income	$66,300	$6,500	$59,800	920%

Table 4b - Other Items
	Nine Months Ended May 31,
	2016	2015	$ Change	% Change
Other income items:
Oil and gas lease income, net	$354,800	$484,300	$(129,500)	-27%
Oil and gas royalty income, net	$271,000	$262,100	$8,900	100%
Interest income	$175,400	$11,600	$163,800	1412%

The oil and gas lease income amounts represent a portion of the up-front payments we received on March 10, 2011, upon the signing of a Paid-Up Oil and Gas Lease that was subsequently purchased by a wholly-owned subsidiary of ConocoPhillips Company (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”). During fiscal year 2011, we received payments of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property. The income received was recognized in income ratably over the initial three-year term of the O&G Lease, which began on March 10, 2011. During February 2014, we received an additional payment of $1,243,400 to extend the initial term of the O&G Lease by an additional two years through February 2016. The income received for the extension was recognized in income over the two-year extension term of the O&G Lease.
The oil and gas royalty income represents amounts received pursuant to the O&G Lease. The amount includes royalties from oil and gas production from wells in our mineral estate at Sky Ranch. During the three months ended February 28, 2015, two wells were drilled within our mineral interest. At that time both wells were placed into service and began producing oil and gas and accruing royalties to us. In May 2015, certain gas collection infrastructure was extended to the property to allow the collection of gas from the wells and accrual of royalties attributable to gas production. The first 10,000-foot horizontal well generated royalty revenue of approximately $58,900 and $210,900 for the three and nine months ended May 31, 2016, respectively and $204,300 for each of the three and nine months ended May 31, 2015, 20% gross (net of taxes), based on the Company’s 3/8ths interest of the total production of this 1,280-acre pooled mineral estate. This first well recorded production of approximately 17,200 barrels and 65,500 barrels for the three and nine months ended May 31, 2016, respectively and approximately 68,000 barrels for each of the three and nine months ended May 31, 2015. The second 10,000-foot horizontal well generated royalty revenue of approximately $17,500 and $60,100 for the three and nine months ended May 31, 2016, respectively, and $57,800 for each of the three and nine months ended May 31, 2016, 20% gross (net of taxes), based on the Company’s 1/8ths interest of the total production of this 1,280-acre pooled mineral estate. This second well recorded production of approximately 16,000 barrels and 59,600 barrels for the three and nine months ended May 31, 2016, respectively, and approximately 58,700 barrels for each of the three and nine months ended May 31, 2015.

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
Discontinued Operations
For additional information about our discontinued operations, see Notes to Consolidated Financial Statements.
The following table provides the components of discontinued operations:
Discontinued Operations Income Statement

	Three Months Ended May 31,		Nine Months Ended May 31,
	2016	2015	2016	2015
Farm revenues	$-	$270,582	$275,991	$818,925
Farm expenses	(22,674)	(23,131)	(56,042)	(70,001)
Gross profit	(22,674)	247,451	219,949	748,924

General and administrative expenses	48,346	140,366	287,787	617,914
Operating (loss) profit	(71,020)	107,085	(67,838)	131,010
Finance charges	9,757	7,909	42,054	17,622
Gain on sale of farm assets	-	-	4,273	-
Interest expense (1)	-	(78,779)	-	(221,915)
Interest imputed on the Tap Participation
Fee payable to HP A&M (2)	-	-	-	(23,816)
Income (loss) from discontinued operations	$(61,263)	$36,215	$(21,511)	$(97,099)

(1)
Imputed interest represents an estimate of the interest accrued on the Tap Participation Fee payable to High Plains A&M, LLC (“HP A&M”), which was eliminated as a result of the settlement with HP A&M during the three months ended February 28, 2015. As a result, we no longer accrue interest related to the Tap Participation Fee.
(2)
Interest expense represents interest accrued related to notes we had on our farm assets prior to the sale. All notes associated with the farms have been paid off, and as a result we no longer incur interest on such notes.

We anticipate continued expenses through the end of calendar 2016 related to the discontinued operation. We will continue to incur expenses related to the remaining agricultural land we continue to own and for the purpose of collecting outstanding receivables.
Liquidity, Capital Resources and Financial Position
At May 31, 2016, our working capital, defined as current assets less current liabilities, was $29.3 million, which included $28.3 million in cash and cash equivalents and short-term investments, and we have an additional $7 million held in long-term investments. As of the date of the filing of this Quarterly Report on Form 10-Q, we have an effective shelf registration statement pursuant to which we may elect to sell up to $15 million of stock at any time and from time to time. The shelf registration statement expires in August 2016.
We believe that as of the date of the filing of this Quarterly Report on Form 10-Q and as of May 31, 2016, we have sufficient working capital to fund our operations for the next fiscal year.
Sale of Farm Assets – We sold our Arkansas River farm assets for approximately $45.8 million on August 18, 2015. Approximately $1.3 million was being held in escrow pending the resolution of dry-up covenant issues related to three farms. During the fiscal quarter ended May 31, 2016, we received the $1.3 million.
System Expansion – During the nine months ended May 31, 2016, we spent approximately $695,700 to install piping and other infrastructure at our Sky Ranch water system and infrastructure at Rangeview. We anticipate spending approximately $5 million during the next 12 months for the addition of approximately seven miles of pipeline, which will interconnect our Lowry and Sky Ranch water systems.
ECCV Capacity Operating System – Pursuant to a 1982 contractual right, the District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than 10 miles of buried water pipeline located on the Lowry Range. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as the District’s service provider and the Export Water Contractor (as defined in the 2014 Amended and Restated Lease Agreement among us, the District and the Land Board), we entered into an agreement to operate and maintain the ECCV facilities, allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat monthly fee of $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers. In addition, the ECCV system costs us approximately $1,900 per month to maintain.
South Metropolitan Water Supply Authority (“SMWSA”) and the Water Infrastructure Supply Efficiency Partnership (“WISE”) – SMWSA is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members, including the District. Pursuant to the SMWSA Participation Agreement with the District, we agreed to provide funding to the District in connection with its membership in the SMWSA. In July 2013, the District, together with nine other SMWSA members, formed an entity to enable its members to participle in a cooperative water project known as WISE and entered into an agreement that specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. On December 31, 2013, the South Metro WISE Authority (“SMWA”), the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”) and the City of Aurora acting by and through its Utility Enterprise (“Aurora Water”) entered into the Amended and Restated WISE Partnership – Water Delivery Agreement (the “WISE Partnership Agreement”), which provides for the purchase of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. We have entered into the Rangeview/Pure Cycle WISE Project Financing Agreement (the “WISE Financing Agreement”), which obligates us to fund the District’s cost of participating in WISE. We anticipate that we will be investing approximately $1.2 million per year for each of the next five years to fund the District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE. In exchange for funding the District’s obligations in WISE, we will have the sole right to use and reuse the District’s 7% share of the WISE water and infrastructure to provide water service to the District’s customers and to receive the revenue from such service. Upon completion in 2021, we expect to be entitled to approximately three million gallons per day of transmission pipeline capacity and 500 acre feet per year of water.

Summary Cash Flows Table

Table 5 - Summary Cash Flows Table
	Nine Months Ended May 31,
	2016	2015	$ Change	% Change
Cash (used in) provided by:
Operating acitivites	$(215,000)	$(455,600)	$240,600	-53%
Investing activities	$(31,757,800)	$(1,217,600)	$(30,540,200)	2,508%
Financing activities	$(1,600)	$667,100	$(668,700)	-100%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services and from leases on our farms, costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.
Cash used in operations in the nine months ended May 31, 2016, decreased by $240,600 compared to the nine months ended May 31, 2015, which was due mainly to the payment of accounts payable and taxes and increased operating losses.
Changes in Investing Activities – Investing activities in the nine months ended May 31, 2016, consisted of the purchase of certificates of deposit and U.S. treasury notes of $30.2 million, investment in our water system of $695,700, the purchase of equipment of $441,800, and the purchase of agricultural land of $451,300. Investing activities in the nine months ended May 31, 2015, consisted of the investment in our water system of $1,900,300 and the purchase of equipment of $17,200, which were partially offset by the receipt of $699,800 from the sale of 299 acres of land along with 239 FLCC shares.
Changes in Financing Activities – Financing activities in the nine months ended May 31, 2016, consisted of payments to contingent liability holders of $1,600. Financing activities in the nine months ended May 31, 2015, consisted of the receipt of borrowings on promissory notes of $2.3 million, payments on the promissory notes of $1.6 million, and payments to contingent liability holders of $7,600.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist entirely of the contingent portion of the CAA as described in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply to the accompanying financial statements. The contingent liability is not reflected on our balance sheet because the obligation to pay the CAA is contingent on sales of “Export Water” (defined in Note 4 – Water and Land Assets to the 2015 Annual Report), the amounts and timing of which are not reasonably determinable.
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
As further described in Note 1 – Presentation of Interim Information to the accompanying financial statements, proceeds from tap sales and construction fees are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. We recognize tap fees derived from agreements for which we construct infrastructure owned by others as revenue, along with the associated costs of construction, pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the three or nine months ended May 31, 2016 or 2015.

Tap and construction fees derived from agreements for which we own the infrastructure are recognized as revenue ratably over the estimated service life of the assets constructed with such fees. Although the cash will be received up-front and most construction will be completed within one year of receipt of the proceeds, revenue recognition may occur over 30 years or more. Management is required to estimate the service life, and currently the service life is based on the estimated useful accounting life of the assets constructed with the tap fees. The useful accounting life of the asset is based on management’s estimation of an accounting-based useful life and may not have any correlation to the actual life of the asset or the actual service life of the tap. This is deemed a reasonable recognition life of the revenues because the depreciation of the assets constructed generating those revenues will be matched with the revenues.
On March 10, 2011, we entered into the O&G Lease. Pursuant to the O&G Lease, during each of the fiscal years ended August 31, 2011 and 2014, we received up-front payments of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate we own at our Sky Ranch property. We recognized or are recognizing the up-front payments from the O&G Lease as income on a straight-line basis over three years (the initial term of the O&G Lease) and over two years (the extended term of the O&G Lease). During the fiscal year ended August 31, 2015, we received an up-front payment of $72,000 for the purpose of exploring for, developing, producing and marketing oil and gas on 40 acres of mineral estate we own adjacent to the Lowry Range (the “Rangeview Lease”). During the three months ended May 31, 2016 and 2015, we recognized $31,900 and $161,400 of lease income, respectively, in connection with the up-front payments received pursuant to the O&G Lease and the Rangeview Lease. During the nine months ended May 31, 2016 and 2015, we recognized $354,800 and $484,300 of lease income, respectively, in connection with the up-front payments received pursuant to the O&G Lease and the Rangeview Lease.
During the three months ended February 28, 2015, two wells were drilled within our mineral interest. Beginning in March 2015, both wells were placed into service and began producing oil and gas and accruing royalties to us. In May 2015, certain gas collection infrastructure was extended to the property to allow the collection of gas from the wells and accrual of royalties attributable to gas production. During the three and nine months ended May 31, 2016, we received $76,400 and $271,000, respectively, in royalties attributable to these two wells. During each of the three months and nine months ended May 31, 2015, we received $262,100 in royalties attributable to these two wells.

We leased our farms to local area farmers on both a cash and crop share lease basis. Our cash lease farmers are charged a fixed fee, which is billed semi-annually in March and November. During the November billing cycle, our cash lease billings included either a discount or a premium adjustment based on actual water deliveries by the FLCC. Our crop share lease fees are based on actual crop yields and are received upon the sale of the crops. All fees are estimated and recognized ratably on a monthly basis. We sold our farms in August 2015; however, pursuant to the purchase and sale agreement, we continued to receive lease income through December 31, 2015.

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
Our Front Range Water Rights – We determine the undiscounted cash flows for our Denver-based assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2015, and determined that there were no material changes and our Denver-based assets are not impaired and their costs are deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g., Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. Our combined Rangeview Water Supply and Sky Ranch water assets have a carrying value of $27.6 million as of May 31, 2016. Based on the carrying value of our water rights, the long-term and uncertain nature of any development plans, current tap fees of $24,620 and estimated gross margins, we estimate that we would need to add 2,300 new water connections (requiring 3.5% of our portfolio) to generate net revenues sufficient to recover the costs of our Rangeview Water Supply assets. If tap fees increase 5%, we would need to add 2,100 new water taps (requiring 3.4% of our portfolio) to recover the costs of our Rangeview Water Supply assets. If tap fees decrease 5%, we would need to add 2,400 new water taps (requiring 3.7% of our portfolio) to recover the costs of our Rangeview Water Supply assets.
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

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained in or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Forward-looking statements include, among others, statements we make regarding:

●
material changes to unrecognized tax positions;
●
impact of new accounting pronouncements;
●
our intent to sell certain held for sale farms;
●
receipt of the first priority payout under the CAA;
●
the timing and impact on our financial statements of new home construction and other development in the areas where we may sell our water;
●
utilization of our water assets;
●
growth in our targeted service area;

●
plans to continue to provide water and wastewater services to commercial and industrial customers;
●
projected capital spending for a pipeline to interconnect our Lowry and Sky Ranch water systems;
●
sufficiency of our working capital to fund our operations for the next fiscal year;
●
potential use of a shelf registration statement to sell stock;
●
consistency of director compensation;
●
deferred recognition of water tap and construction fee revenue from the County;
●
costs associated with the use of the ECCV system;
●
infrastructure to be constructed over the next several years;
●
investments over the next five years for the WISE project;
●
estimated transmission pipeline capacity of, and decreed amount of water from, the WISE project upon its completion;
●
estimates associated with revenue recognition, asset impairments, and cash flows from our water assets;
●
variance in our estimates of future tap fees and future operating costs;
●
estimated number of SFE connections that can be served by our water systems;
●
number of new water connections necessary to recover costs;
●
expected vesting and forfeitures of stock options;
●
objectives of our investment activities; and
●
timing of the recognition of income related to the O&G Lease.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation:

●
the timing of new home construction and other development in the areas where we may sell our water;
●
population growth;
●
employment rates;
●
timing of oil and natural gas development in the areas where we sell our water;
●
general economic conditions;
●
the market price of water;
●
the market price of oil and natural gas;
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
●
engineering and geological problems;
●
environmental risks and regulations;
●
our ability to raise capital;
●
volatility in the price of our common stock;
●
our ability to negotiate contracts with new customers;
●
outcome of litigation and arbitration proceedings;
●
uncertainties in water court rulings;
●
our ability to collect on any judgments; and
●
the factors described under “Risk Factors” in our 2015 Annual Report.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest-bearing investments. As of May 31, 2016, we own 41 certificates of deposit with a stated maturity dates and locked interest rates. Therefore, we are not subject to interest rate fluctuations. We have no investments denominated in foreign country currencies; therefore, our investments are not subject to foreign currency exchange rate risk.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of May 31, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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

July 6, 2016