Form 10-K
period 2016-08-31
PURE CYCLE CORP
filed 2016-10-28
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                      Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer[ ]Accelerated filer[X]Non-accelerated filer[ ](Do not check if a smaller reporting company)Smaller reporting company[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $78,578,883

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: October 27, 2016: 23,754,098

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2017, which will be filed with the SEC within 120 days of the close of the fiscal year ended August 31, 2016.

Table of Contents
Item		Page
	Part I

1	Business	3

1A.	Risk Factors	17

1B.	Unresolved Staff Comments	23

2	Properties	23

3	Legal Proceedings	23

4	Mine Safety Discolosures	23

	Part II

5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24

6	Selected Financial Data	26

7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

7A.	Quantitative and Qualitative Disclosures About Market Risk	37

8	Consolidated Financial Statements and Supplementary Data	38

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39

9A.	Controls and Procedures	39

9B.	Other Information	40

	Part III

10	Directors, Executive Officers and Corporate Governance	40

11	Executive Compensation	40

12	Security Ownership of Certain Beneficial Owners and Managemetnt and Related Stockiholder Matters	40

13	Certain Relationships and Related Transactions and Director Independence	40

14	Principal Accountant Fees and Services	40

	Part IV

15	Exhibits and Financial Statement Schedules	41

	Signatures	42

i

FORWARD-LOOKING STATEMENTS
Statements that are not historical facts contained in this Annual Report on Form 10-K, or incorporated by reference into this Form 10-K, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “seek,” “project,” “future,” “likely,” “believe,” “may,” “should,” “could,” “will,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements relating to, among other things:
●
factors affecting demand for water;
●
our competitive advantage;
●
plans to develop additional water assets within the Denver area;
●
future water supply needs in Colorado and how such needs will be met;
●
anticipated increases in residential and commercial demand for water services and competition for these services;
●
estimated population increases in the Denver metropolitan area and the South Platte River basin;
●
plans for the use and development of our water assets and potential delays;
●
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
●
increases in future water tap fees;
●
negotiation of payment terms for fees;
●
plans for development of our Sky Ranch property;
●
the number of units planned for the first phase of development at Sky Ranch;
●
anticipated revenues from full development of our Sky Ranch property;
●
the impact of the downturn in the homebuilding and credit markets on our business and financial condition;
●
the sufficiency of our working capital and financing sources to fund our operations;
●
estimated supply capacity of our water assets;
●
need for additional production capacity;
●
use of raw and reclaimed water for outdoor irrigation;
●
costs and plans for treatment of water and wastewater;
●
plans to use effluent water for agricultural and irrigation uses;
●
participation in regional water projects, including “WISE” and the timing and availability of water from WISE;
●
our ability to assist Colorado “Front Range” water providers in meeting current and future water needs;
●
timing of and interpretation of Land Board royalties;
●
the number of new water connections needed to recover the costs of our water supplies;
●
the adequacy of the provisions in the “Lease” for the Lowry Range to cover present and future circumstances;
●
plans for office space;
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
●
ability to generate working capital and market our water assets;

●
plans to sell certain farms and recover the costs associated with acquiring those farms;
●
service life of constructed facilities;
●
use of third parties to construct facilities required to extend water and wastewater services;
●
payment of amounts due from Rangeview Metropolitan District and Sky Ranch Metropolitan District #5;
●
estimated property taxes;
●
utilization of net operating losses;
●
capital expenditures for investing in expenses and assets of the District;
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
●
impairments in carrying amounts of long-lived assets;
●
changes in unrecognized tax positions;
●
plans to retain earnings and not pay dividends;
●
forfeitures of option grants, vesting of non-vested options and the fair value of option awards;
●
the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting;
●
accounting estimates and the impact of new accounting pronouncements;
●
future fluctuations in the price and trading volume of our common stock; and
●
timing of the filing of our proxy statement.
Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Our actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those contemplated by such forward-looking statements include, without limitation:
●
the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability;
●
population growth;
●
employment rates;
●
timing of oil and gas development in the areas where we sell our water;
●
general economic conditions;
●
the market price of water;
●
the market price of oil and gas;
●
changes in customer consumption patterns;
●
changes in applicable statutory and regulatory requirements;
●
changes in governmental policies and procedures;
●
changes in interest rates;
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
●
uncertainties in water court rulings; and
●
the factors described under “Risk Factors” in this Annual Report on Form 10-K.
We undertake no obligation, and disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by this cautionary statement.
PART I
Item 1 – Business
Pure Cycle Corporation (“we,” “us” or “our”) is a Colorado corporation that provides wholesale water and wastewater services. The wholesale water and wastewater services may include, but are not limited to, water production, storage, treatment, bulk transmission to retail distribution systems, wastewater collection and treatment, irrigation water treatment and transmission, construction management, billing and collection, and emergency response. We provide these services to our wholesale customers, which are typically industrial customers and local governmental entities that provide water and wastewater services to their end-use customers located in the greater Denver, Colorado metropolitan area.
We are a vertically integrated water company, which means we own or control substantially all assets necessary to provide wholesale water and wastewater services to our customers. This includes owning (i) water rights which we use to provide domestic and irrigation water to our wholesale customers (we own surface water, groundwater, reclaimed water rights and water storage rights), (ii) infrastructure (such as wells, diversion structures, pipelines, reservoirs and treatment facilities) required to withdraw, treat, store and deliver water, (iii) infrastructure required to collect, treat, store and reuse wastewater, and (iv) infrastructure required to treat and deliver reclaimed water for irrigation use.
We currently provide wholesale water service predominantly to two local governmental entity customers. Our largest customer is the Rangeview Metropolitan District (the “District”), a quasi-municipal political subdivision of the State of Colorado which is described further below. We provide service to the District and its end-use customers pursuant to the “Rangeview Water Agreements” (defined below) between us and the District for the provision of wholesale water service to the District for use in the District’s service area. Through the District, we provide wholesale service to 258 Single Family Equivalent (“SFE”) (defined below) water connections and 157 SFE wastewater connections located in southeastern metropolitan Denver. In the past three years, we have been providing untreated water to industrial customers in our service areas and adjacent to our service areas to the oil and gas industry for the purpose of hydraulic fracturing. Oil and gas operators have leased more than 135,000 acres within and adjacent to our service areas for the purpose of exploring oil and gas interests in the Niobrara and other formations, and this activity in the past has led to increased water demands. As a result of decreased oil prices, oil and gas operators have curtailed their drilling since 2014.
We plan to utilize our significant water assets along with our adjudicated reservoir sites, which are described in the Our Water and Land Assets section below, to provide wholesale water and wastewater services to local governmental entities. These local governmental entities will in turn provide residential and commercial water and wastewater services to communities along the eastern slope of Colorado in the area extending essentially from Fort Collins on the north to Colorado Springs on the south which is generally referred to as the “Front Range.” Principally we are targeting the “I-70 corridor” which is located east of downtown Denver and south of Denver International Airport along Interstate 70. This area is predominately undeveloped and is expected to experience substantial growth over the next 30 years.
We also own 931 acres of land in the I-70 corridor known as Sky Ranch, which we are planning for development. Sky Ranch is described in the Our Water and Land Assets section below.
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

●
Customer Facilities – facilities that carry potable water and reclaimed water to customers from the retail water distribution system (see “Retail Facilities” below) and collect wastewater from customers and transfer it to the retail wastewater collection system. Water and wastewater service lines, interior plumbing, meters and other components are typical examples of Customer Facilities. In many cases, portions of the Customer Facilities are constructed by the developer. Customer Facilities are typically owned and maintained by the customer.

●
Non-Tributary Groundwater – underground water in an aquifer that is situated so it neither draws from nor contributes to a natural surface stream in any measurable degree.

●
Not Non-Tributary Groundwater – statutorily defined as groundwater located within those portions of the Dawson, Denver, Arapahoe, and Laramie-Fox hills aquifers that are outside of any designated groundwater basin in existence on January 1, 1985.

●
Retail Facilities – facilities that distribute water to and collect wastewater from an individual subdivision or community. Developers are typically responsible for the funding and construction of Retail Facilities. Once we certify that the Retail Facilities have been constructed in accordance with our design criteria, the developer dedicates the Retail Facilities to a quasi-municipal political subdivision of the state, and we operate and maintain the facilities on behalf of such political subdivision.

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

●
Tributary Groundwater – all water located in an aquifer that is hydrologically connected to a natural stream such that depletion has an impact on the surface stream.

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

Our Water and Land Assets

This section should be read in conjunction with Item 1A – Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates, and Note 4 – Water and Land Assets.

The $28.3 million of capitalized water costs on our balance sheet represents the costs of the water rights we own or have the exclusive right to use and the related infrastructure developed to provide wholesale water and wastewater services. Our water assets are as follows:

Table A - Water Assets
Water Source	Groundwater (acre feet)
Lowry (Rangeview Water Supply)
Export (1)	11,650
Non-Export (1)	12,035
Fairgrounds	321
Sky Ranch	828
24,834

Surface Water (acre feet)
Lowry (1)	3,300
WISE	500
3,800

Total (Groundwater and Surface Water)	28,634

(1) The combined Lowry water rights are 26,985.

We believe we can serve approximately 60,000 SFEs.

Our service areas and water and land assets are described in greater detail in the maps and discussion that follows:

The map below indicates the location of our Denver area assets.

Watkins
5th Ave.
Sky Ranch
Alameda Ave.
Mississippi Ave.
Jewell Ave.
Yale Ave.
Quincy Ave.
County Line Rd.
Proposed Water Pipeline
Box Elder Creek
Coal Creek
Ridge View Campus
Wastewater Reservoir
Proposed Water Pipeline
Quincy Energy Park
Arapahoe County Fairgrounds
Future East Reservoir Aurora/WISE
Aurora Reservoir
Lowry Range
Future RMD/PC Reservoir C
Coal Creek
Box Elder Creek
Groundwater Wells, Existing
Surface Wells, Existing
Existing Water Lines
Proposed Water Lines

Rangeview Water Supply and the Lowry Range

Our Rangeview Water – We own or control a total of approximately 3,300 acre feet of tributary surface water, 23,685 acre feet of non-tributary and not non-tributary groundwater rights, and approximately 26,000 acre feet of adjudicated reservoir sites that we refer to as our “Rangeview Water Supply.” This water is located in the southeast Denver metropolitan area at the “Lowry Range,” which is owned by the State Board of Land Commissioners (the “Land Board”) and is described below.

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
Of the approximately 26,985 acre feet of water comprising our Rangeview Water Supply, we own 11,650 acre feet of Export Water, which consists of 10,000 acre feet of groundwater and 1,650 acre feet of average yield surface water, pending completion by the Land Board of documentation related to the exercise of our right to substitute 1,650 acre feet of our groundwater for a comparable amount of surface water. Additionally, assuming the completion of the substitution of groundwater for surface water, we hold the exclusive right to develop and deliver through the year 2081 the remaining 12,035 acre feet of groundwater and approximately 1,650 acre feet of average yield surface water to customers either on or off of the Lowry Range.
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
Rangeview Metropolitan District – The District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range and other approved areas. The District is governed by an elected board of directors. Eligible voters and persons eligible to serve as directors of the District must own an interest in property within the boundaries of the District. We own certain rights and real property interests which encompass the current boundaries of the District. The current directors of the District are Mark W. Harding, Scott E. Lehman, and David A. Garin (all are employees of Pure Cycle), and two independent board members. Pursuant to Colorado law, directors may receive $100 for each board meeting they attend, up to a maximum of $1,600 per year. Mr. Harding, Mr. Lehman, and Mr. Garin have all elected to forego these payments.

South Metropolitan Water Supply Authority (“SMWSA”) and Water Infrastructure Supply Efficiency Partnership (“WISE”) – SMWSA is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members, including the District. SMWSA members include 14 Denver area water providers in Arapahoe and Douglas Counties. The District became a member of SMWSA in 2009 in an effort to participate with other area water providers in developing regional water supplies along the Front Range. We entered into a Participation Agreement with the District on December 16, 2009, whereby we agreed to provide funding to the District in connection with its membership in the SMWSA (the “SMWSA Participation Agreement”). SMWSA members have been working with the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”) and the City of Aurora acting by and through its Utility Enterprise (“Aurora Water”) on a cooperative water project known as the WISE, which seeks to develop regional infrastructure that would interconnect members’ water transmission systems to be able to develop additional water supplies from the South Platte River in conjunction with Denver Water and Aurora Water. In July 2013, the District together with nine other SMWSA members formed the South Metro WISE Authority (“SMWA”) pursuant to the South Metro WISE Authority Formation and Organizational Intergovernmental Agreement (the “SM IGA”) to enable its members to participate in WISE. The SM IGA specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. On December 31, 2013, SMWA, Denver Water and Aurora Water entered into the Amended and Restated WISE Partnership – Water Delivery Agreement (the “WISE Partnership Agreement”), which provides for the purchase and construction of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. We have entered into the Rangeview/Pure Cycle WISE Project Financing Agreement with the District dated November 19, 2014 (effective as of December 22, 2014), which obligates us to fund the District’s cost of participating in WISE (the “WISE Financing Agreement”). In exchange for funding the District’s obligations in WISE, we will have the sole right to use and reuse the District’s approximate 7% share of the WISE water and infrastructure to provide water service to the District’s customers and to receive the revenue from such service. Upon completion of the WISE infrastructure in 2017, we will be entitled to approximately three million gallons per day of transmission pipeline capacity and 500 acre feet per year of water. In accordance with the WISE Financing Agreement and the SMWSA Participation Agreement, to date we have provided approximately $2.9 million of financing to the District to fund its obligation to finance the purchase of infrastructure for WISE, its obligations related to SMWSA, and the construction of a connection to the WISE system. We anticipate that we will be spending the following over the next five fiscal years to fund the District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE and to fund operations and water deliveries related to WISE:
Table B - Estimated WISE Costs
	For the Fiscal Years Ended August 31,
	2017	2018	2019	2020	2021
Operations	$96,600	$96,600	$96,600	$96,600	$96,600
Water Delivery	45,000	225,000	495,000	675,000	855,000
Capital	464,000	339,000	464,000	1,339,200	57,100
Other	43,500	23,600	86,600	23,600	23,600
	$649,100	$684,200	$1,142,200	$2,134,400	$1,032,300

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
Water Customers – When we develop, operate and deliver water service, payments from customers generate royalties to the Land Board at a rate of 12% of gross revenues from private customers and 10%

from public entity customers. In the event that either (i) metered production of water used on the Lowry Range in any calendar year exceeds 13,000 acre feet or (ii) 10,000 surface acres on the Lowry Range have been rezoned to non-agricultural use, finally platted and water tap agreements have been entered into with respect to all improvements to be constructed on such acreage, the Land Board may elect, at its option, to receive, in lieu of its royalty of 10% or 12% of gross revenues (depending on whether the customer is public or private), 50% of the collective net profits (ours and the District’s) derived from the sale or other disposition of water on the Lowry Range. To date neither of these conditions has been met, and such conditions are not likely to be met any time soon. In addition to royalties on the sale of metered water deliveries, the Land Board will receive a royalty on the sale of water taps at the rate of two percent, except for the sale of any taps to Sky Ranch, of the gross amount received from the sale of a water tap.

Sale of Water Rights – In the event we sell our Export Water right outright rather than developing and delivering water service, royalties to the Land Board escalate based on the amount of gross revenue we receive and are lower for sales to a water district or similar municipal or public entity than for sales to a private entity as noted in Table C.

	Table C- Royalties for Sale of Export Water Rights
	Royalty Rate
Gross Revenues	Private Entity Buyer	Public Entity Buyer
$0 - $45,000,000	12%	10%
$45,000,001 - $60,000,000	24%	20%
$60,000,001 – $75,000,000	36%	30%
$75,000,001 - $90,000,000	48%	40%
Over $90,000,000	50%	50%

We are also required to pay the Land Board a minimum annual water production fee, which is currently under negotiation, but we have estimated the minimum fee to be approximately $45,600 per year, which is to be credited against future royalties.

East Cherry Creek Valley System – Pursuant to a 1982 contractual right, the District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than 10 miles of buried water pipeline located on the Lowry Range. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as the District’s service provider and the Export Water Contractor (as defined in the Lease among us, the District and the Land Board), we entered into an agreement to operate and maintain the ECCV facilities allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat monthly fee of $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers.

Hydraulic Fracturing – Water revenues from sales of water for the development of well sites and for drilling and fracking wells drilled into the Niobrara Formation were approximately $600 and $782,700 during the fiscal years ended August 31, 2016 and 2015, respectively. With a large percentage of the acreage surrounding the Lowry Range in Arapahoe, Adams, Elbert, and portions of Douglas Counties already leased by major oil companies, we anticipate providing additional water for drilling and hydraulic fracturing (“fracking”) of oil and gas wells in the future. Through March 2015, we sold untreated water directly to ConocoPhillips Company (“ConocoPhillips”), the largest oil and gas lease holder operating in the area, and indirectly to ConocoPhillips through Select Energy Services, LLC (“Select”). As a result of low oil prices, drilling in our service has been curtailed and sales have been limited during the current fiscal year.

Arapahoe County Fairgrounds Agreement for Water Service
In 2005, we entered into an Agreement for Water Service (the “County Agreement”) with Arapahoe County to design, construct, operate and maintain a water system for, and provide water services to, the county for use at the Arapahoe County fairgrounds (the “Fairgrounds”), which are located west of the Lowry Range. Pursuant to the County Agreement, we purchased 321 acre feet of water from the county in 2008. Further details of the arrangements with the county are described in Note 4 – Water and Land Assets to the accompanying financial statements.

Pursuant to the County Agreement, we constructed and own a deep water well, a 500,000-gallon water tank and pipelines to transport water to the Fairgrounds. The construction of these items was completed in our fiscal 2006, and we began providing water service to the county in 2006.
Sky Ranch
In 2010, we purchased approximately 931 acres of undeveloped land located in unincorporated Arapahoe County known as Sky Ranch. Sky Ranch is located directly adjacent to I-70, 16 miles east of downtown Denver, four miles north of the Lowry Range, and four miles south of Denver International Airport.

The property includes rights to approximately 830 acre feet of water and approximately 640 acres of oil and gas mineral rights and has been zoned for residential, commercial and retail uses that may include up to 4,850 SFEs. Sky Ranch is zoned for 4,400 homes and 1.35 million square feet of commercial and retail property. There is currently no development at Sky Ranch. We currently lease the land to an area farmer and have leased the minerals to ConocoPhillips. We envision that when development at Sky Ranch begins, the development will be in the form of entry-level housing (houses costing in the $300,000 range).

We are currently working on plans to develop the first phase of Sky Ranch which will include 151 acres. The plan for the first phase of the development will include 502 units but, depending on lot size and configuration, may be increased to 525 units.

We plan to provide wholesale and wastewater services to one or more Sky Ranch metropolitan districts (the “Sky Ranch District”) that will in turn provide retail water and wastewater services to the Sky Ranch District residents and businesses. We anticipate we will need to construct infrastructure such as roads, curbs and gutters, and the necessary water and wastewater systems; however, we are in discussions with a number of developers and builders to determine how this infrastructure will be phased and financed. Our plan is to provide the market with competitively priced lots that are ready for development, together with affordable, sustainable, environmentally sound water and wastewater services. We currently anticipate development will begin in the second half of calendar 2017 subject to us obtaining the necessary approvals and the timing of the final design. We anticipate the development of the first phase to occur over a number of sub-phases with multiple builders, and we are targeting approximately 100 lots per year being developed. At full development, the water and wastewater utilities at Sky Ranch are anticipated to generate in excess of $145 million in tap fee revenue and approximately $7.5 million annually in wholesale water and wastewater service fee revenue (based on current fees and charges).
Oil and Gas Lease – On March 10, 2011, we entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”), a wholly owned subsidiary of Anadarko Petroleum Company. The O&G Lease seeks to capitalize on the growing interest in the region’s Niobrara Oil Formation. Pursuant to the O&G Lease, we received an up-front payment of $1,900 per net mineral leased acre, or $1,243,400, and 20% of gross proceeds royalty (less certain taxes) from the sale of any oil and gas produced from our property. In December 2012, the O&G Lease was purchased by a wholly owned subsidiary of ConocoPhillips. The O&G Lease had a term of three (3) years commencing on March 10, 2011. The lease was extended for an additional two (2) years, and we received an additional up-front payment of $1,243,400 for the extension. The O&G Lease is now held by production entitling us to royalties instead of renewal payments. Pursuant to the Surface Use Agreement, ConocoPhillips may drill on up to three well pad sites on the Sky Ranch property covered under the O&G Lease. Additionally, we will receive $3,000 per acre for land that is permanently disturbed for use in the exploration and production of oil and gas. During fiscal 2015, two wells were drilled within our mineral interest. Beginning in March 2015, both wells were placed into service and began producing oil and gas and accruing royalties to us. In May 2015, certain gas collection infrastructure was extended to the property to allow the collection of gas from the wells and accrual of royalties attributable to gas production. During the fiscal year ended August 31, 2016, we received $343,600 in royalties attributable to these two wells.
In the past, we experienced water demands for hydraulic fracturing of oil and gas wells being developed in the Niobrara Formation around our Sky Ranch property and the Land Board’s Lowry Range property. These demands have been curtailed by the decline in oil prices. The wells developed in the Niobrara Formation that we have served were utilizing between seven and 12 million gallons of water to drill and frack, which equates to selling water to between approximately 53 and 92 SFEs for an entire year.
Arkansas River Land
During the fiscal quarter ended November 30, 2015, we purchased three farms totaling 700 acres for approximately $450,300. The farms were acquired in order to correct dry-up covenant issues related to water only farms in order obtain the release of the escrow funds related to the Company’s farm sale to Arkansas River Farms, LLC. We intend to sell the farms within the next fiscal year. We also own approximately 13,900 acres of mineral interests in the Arkansas River Valley, which have an estimated value of approximately $1.4 million. We currently have no plans to sell our mineral interests.
Well Enhancement and Recovery Systems
In January 2007, we, along with two other parties, formed Well Enhancement and Recovery Systems LLC (“Well Enhancement LLC”), to develop a new deep water well enhancement tool and process that we believe will increase the efficiency of wells completed into the Denver Basin groundwater formations. In fiscal 2008, the well enhancement tool and process was completed and tested on two deep water wells developed by an area water provider with favorable results. According to results from studies performed by an independent hydro-geologist, the well enhancement tool effectively increased the production of the two test wells by 80% and 83% when compared to that of nearby wells developed in similar formations at similar depths. Based on the positive results of the test wells, we continue to refine the process of enhancing deep water wells and are marketing the tool to area water providers. On April 27, 2010, we and the other remaining owner of Well Enhancement LLC acquired the third partner’s one-third interest in Well Enhancement LLC. Following the acquisition, the remaining partners each hold a 50% interest in Well Enhancement LLC. We used our tool on one well during fiscal 2014. We did not use our tool during either fiscal 2015 or fiscal 2016.
Revenues
We generate revenues through our wholesale water and wastewater segment predominately from three sources: (i) monthly service and contract delivery fees, (ii) one-time water and wastewater tap fees and construction fees, and (iii) consulting fees. Our revenue sources and how we account for them are described in greater detail below. We typically negotiate the payment terms for tap fees, construction fees, and other water and wastewater service fees with our wholesale customers as a component of our service agreements prior to construction of the project. However, with respect to customers on the Lowry Range, pursuant to the Lease, the District’s rates and charges to such end-use customers may not exceed the average of similar rates and charges of three nearby water providers.
i.
Monthly Service Fees – Monthly wholesale water usage fees are assessed to our customers based on actual metered deliveries to their end-use customers each month. Water usage fees are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. The water usage fees for end-use customers on the Lowry Range are noted below in Table D:

Table D - Tiered Water Usage Pricing Structure
	Price ($ per thousand gallons)
Amount of consumption	2016	2015	2014
Base charge per SFE	$30.35	$30.35	$30.35
0 gallons to 10,000 gallons	$3.51	$3.51	$3.51
10,001 gallons to 20,000 gallons	$5.31	$5.31	$5.31
20,001 gallons to 40,000 gallons	$8.12	$8.12	$8.12
40,001 gallons and above	$9.55	$9.55	$9.55

The figures in Table D reflect the amounts charged to the District’s end-use customers. In exchange for providing water service to the District’s Lowry Range customers, we receive 98% of the usage charges received by the District relating to water services after deducting the required royalty to the Land Board (described above at Rangeview Water Supply and Lowry Range – Land Board Royalties). In exchange for providing wastewater services, we receive 90% of the District’s monthly wastewater service fees, as well as the right to use or sell the reclaimed water.

The District’s 2016 rates and charges for wastewater service are based on a monthly fee of $10.05 per SFE plus a $7.40 per thousand gallons treated usage fee.

In addition to the tiered water usage pricing structure, we currently charge a hydrant rate of $10.50 per thousand gallons for commercial and industrial customers. We also collect other immaterial fees and charges from customers and other users to cover miscellaneous administrative and service expenses, such as application fees, review fees and permit fees.

ii.
Water and Wastewater Tap Fees and Construction Fees – Tap fees are typically paid by developers in advance of construction activities and are non-refundable. Tap fees are typically used to fund construction of the Wholesale Facilities and defray the acquisition costs of obtaining water rights.

The District’s 2016 water tap fees are $24,620, and its wastewater tap fees are $4,988.

In exchange for providing water service to the District’s customers on the Lowry Range, we receive 100% of the District’s tap fees after deducting the required two percent royalty to the Land Board described above. In exchange for providing wastewater services, we receive 100% of the District’s wastewater tap fees.

Construction fees are fees we receive, typically in advance, from developers for us to build certain infrastructure such as Special Facilities which are normally the responsibility of the developer.

iii.
Consulting Fees – Consulting fees are fees we receive, typically on a monthly basis, from municipalities and area water providers along the I-70 corridor, for systems with respect to which we provide contract operations services.

Significant Customers

Our wholesale water and wastewater sales to the District pursuant to the Rangeview Water Agreements accounted for 67%, 19% and 9% of our total water revenues for the fiscal years ended August 31, 2016, 2015 and 2014, respectively. The District has one significant customer, the Ridgeview Youth Services Center (“Ridgeview”). Pursuant to our Rangeview Water Agreements with the District, we are providing water to Ridgeview on behalf of the District. Ridgeview accounted for 55%, 16% and 7% of our total water revenues for the fiscal years ended August 31, 2016, 2015 and 2014, respectively.

Our industrial water sales directly and indirectly to ConocoPhillips accounted for approximately less than 1%, 75% and 88% of our total water revenues for the fiscal years ended August 31, 2016, 2015 and 2014, respectively.

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

During fiscal 2016, we, along with the District, invested approximately $368,600 to construct an effluent storage pond on the Lowry Range. We anticipate during fiscal 2017 that we will invest between $4.5 million to $5 million to construct pipelines that will interconnect the Rangeview, WISE, and Sky Ranch water systems. We also anticipate investing in pipelines at the Sky Ranch property in anticipation of the development of the first phase of the property. We also expect to add additional wells as demand grows.

The District is a participant in the WISE project. This project is developing infrastructure to interconnect providers’ water systems and to extend renewable water sources owned by Denver Water and Aurora Water to participating South Metro water providers, including the District and, through our agreements with the District, us. This system will diversify our sources of water and will enable providers to move water among themselves, which will increase the reliability of our and others’ water systems. Through the WISE Financing Agreement, we funded the District’s purchase of certain rights to use existing water transmission and related infrastructure acquired and constructed by the WISE project. We invested approximately $113,600 in the WISE system during fiscal 2016 and have invested approximately $2.9 million to date. We anticipate that we will be spending approximately $650,000 on this system during fiscal 2017 and $5 million during the next four years to fund the District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE and to fund operations and water deliveries related to WISE. Timing of the investment will vary depending on the schedule of projects within WISE.

We are in the process of planning development of our Sky Ranch property, including evaluating possible joint venture opportunities pursuant to which we would build the water and wastewater infrastructure for housing and commercial development of the property. We currently anticipate the first phase of development will begin in the second half of calendar 2017, subject to obtaining approvals and the timing of the final design. The timing for us to develop the remaining phases of the property will be largely dependent on the Denver real estate market and the interest we receive from home builders and developers. During fiscal 2016 we invested approximately $285,600 in our Sky Ranch property, which consisted of development planning, preliminary design, and related filing fees.

We plan to develop additional water assets within the Denver area and are exploring opportunities to utilize our water assets in areas adjacent to our existing water supplies.

Water and Growth in Colorado

After experiencing a weak economy through 2012, much like that of the U.S. as a whole, Colorado began recovering during 2013 and 2014 and continued to improve during 2015 and 2016. The key drivers in our business model are:

●
Housing Starts – From September 2015 to September 2016, annual housing starts increased by 24%. From September 2014 to September 2015, annual housing starts increased by 18%.
●
Unemployment – The unemployment rate in Colorado was 3.8% at August 31, 2016, compared to a national unemployment rate of 4.9%. Colorado added an estimated 71,600 jobs from August 2015 to August 2016.
●
Population – The Denver Regional Council of Governments (“DRCOG”), a voluntary association of over 50 county and municipal governments in the Denver metropolitan area, estimates that the Denver metropolitan area population will increase by about 38% from today’s 3.4 million people to 4.7 million people by the year 2040. A Statewide Water Supply Initiative report by the Colorado Water Conservation Board estimates that the South Platte River basin, which includes the Denver metropolitan region, will grow from a current population of 3.9 million to 4.9 million by the year 2030, while the state’s population will increase from 5.7 million to 7.2 million.
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
●
Supply – The Statewide Water Supply Initiative estimates that population growth in the Denver region and the South Platte River basin could result in additional water supply demands of over 400,000 acre feet by the year 2030.
●
Development – Colorado law requires property developers to demonstrate that they have sufficient water supplies for their proposed projects before rezoning applications will be considered. These factors indicate that water and availability of water will continue to be critical to growth prospects for the region and the state, and that competition for available sources of water will continue to intensify. We focus the marketing of our water supplies and services to developers and home builders that are active along the Colorado Front Range as well as other area water providers in need of additional supplies.

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
Although we have exclusive long-term water and wastewater service contracts for 24,000 acres of the 27,000-acre Lowry Range pursuant to the Service Agreement, providing water and wastewater services to areas other than Sky Ranch and the majority of the Lowry Range is subject to competition. Alternate sources of water are available, principally from other private parties, such as farmers or others owning water rights that have historically been used for agriculture, and from municipalities seeking to annex new development areas in order to increase their tax base. Our principal competition in areas close to the Lowry Range is the City of Aurora. Principal factors affecting competition for potential purchasers of our Export Water include the availability of water for the particular purpose, the cost of delivering the water to the desired location (including the cost of required taps), and the reliability of the water supply during drought periods. We estimate that the water assets we own and have the exclusive right to use have a supply capacity of approximately 57,800 SFE units, and we believe they provide us with a significant competitive advantage along the Front Range. Our legal rights to the Rangeview Water Supply have been confirmed for municipal use, and our water supply is close to Denver area water users. We believe our pricing structure is competitive and our water portfolio is well balanced with senior surface water rights, groundwater rights, storage capacity and reclaimed water supplies.

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

Clean Water Act – The Clean Water Act regulates wastewater discharges from drinking water and wastewater treatment facilities and storm water discharges into lakes, rivers, streams, and wetlands. The State of Colorado has assumed primary responsibility for enforcing the standards established by the federal Clean Water Act for wastewater discharges from domestic water and wastewater treatment facilities and has adopted the Colorado Water Quality Control Act and related regulations, which also regulate discharges to groundwater. It is our policy to obtain and maintain all required permits and approvals for discharges from our water and wastewater facilities and to comply with all conditions of those permits and other regulatory requirements. A program is in place to monitor facilities for compliance with permitting, monitoring and reporting for wastewater discharges. From time to time, discharge violations might occur which might result in fines and penalties, but we have no reason to believe that any such fines or penalties are pending or will be assessed.
In the future, we anticipate changing our method of treating wastewater, which will require future additional capital investments, as additional regulations become effective. During fiscal year 2016, we invested $368,600 to design, permit and construct a 13 million gallon effluent storage reservoir at our wastewater treatment facility and have converted our facility to a zero discharge treatment facility. We are storing the treated effluent water and expect to use the water for agricultural and irrigation uses.
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
Employees
We currently have six full-time employees.
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
Our net losses may continue and we may not have sufficient cash flows from operations or other capital resources to pursue our business objectives. We have experienced significant net losses, our cash flows from operations have not been sufficient to fund our operations in the past and we have been required to raise debt and equity capital and sell assets to remain in operation. Since 2004, we have obtained $76.2 million through (i) the issuance of $25.2 million of common stock (includes the issuance of stock pursuant to the exercise of options, net of expenses), (ii) the issuance of $5.2 million of Convertible Debt, which was converted to common stock on January 11, 2011, and (iii) the sale of our Arkansas River water and land for approximately $45.8 million in cash. Our ability to fund our operational needs and meet our business objectives will depend on our ability to generate cash from future operations. We currently have a limited number of customers. If our future cash flows from operations and other capital resources are not sufficient to fund our operations and the significant capital expenditure requirements to build our water delivery systems, we may be forced to reduce or delay our business activities, or seek to obtain additional debt or equity capital. Economic conditions and disruptions have previously caused substantial volatility in capital markets, including credit markets and the banking industry, increasing the cost and significantly reducing the availability of financing, which may reoccur in the future. There can be no assurance that financing will be available on acceptable terms or at all.

The rates the District is allowed to charge customers on the Lowry Range are limited by the Lease with the Land Board, and our contract with the District and may not be sufficient to cover our costs of construction and operation. The prices charged by the District for water service on the Lowry Range are subject to pricing regulations set forth in the Lease with the Land Board. Both the tap fees and usage rates and charges are capped at the average of the rates of three nearby water providers. Annually the District surveys the tap fees and rates of the three nearby providers, and the District may adjust tap fees and rates and charges for water service on the Lowry Range based on the average of those charged by this group, and we receive 98% of whatever the District charges its customers. Our costs associated with the construction of water delivery systems and the production, treatment and delivery of water are subject to market conditions and other factors, which may increase at a significantly higher rate than that of the fees we receive from the District. Factors beyond our control and which cannot be predicted, such as government regulations, insurance and labor markets, drought, water contamination and severe weather conditions, like tornadoes and floods, may result in additional labor and material costs that may not be recoverable under the current rate structure. Either increased customer demand or increased water conservation may also impact the overall cost of our operations. If the costs for construction and operation of our wholesale water services, including the cost of extracting our groundwater, exceed our revenues, we would be providing service to the District for use at the Lowry Range at a loss. The District may petition the Land Board for rate increases; however, there can be no assurance that the Land Board would approve a rate increase request. Further, even if a rate increase were approved, it might not be granted in a timely manner or in an amount sufficient to cover the expenses for which the rate increase was sought.

Our business is subject to seasonal fluctuations and weather conditions that could affect demand for our water service and our revenues. We depend on an adequate water supply to meet the present and future demands of our customers and their end-use customers and to continue our expansion efforts. Conditions beyond our control may interfere with our water supply sources. Drought and overuse may limit the availability of water. These factors might adversely affect our ability to supply water in sufficient quantities to our customers, and our revenues and earnings may be adversely affected. Additionally, cool and wet weather, as well as drought restrictions and our customers’ conservation efforts, may reduce consumption demands, adversely affecting our revenue and earnings. Furthermore, freezing weather may contribute to water transmission interruptions caused by pipe and main breakage. If we experience an interruption in our water supply, it could have a material adverse effect on our financial condition and results of operations. Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with cooling systems, irrigation systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. If temperatures during the typically warmer months are cooler than expected or there is more rainfall than expected, the demand for our water may decrease and adversely affect our revenues.

Sales to the fracking industry can fluctuate significantly. Our water sales have been historically highly concentrated directly and indirectly with one company providing fracking services to the oil and gas industry on and around the Lowry Range and our Sky Ranch property. Sales to this customer base as well as renewals of our oil and gas leases, if any, in the future are impacted by regulations, fracking technologies, the success of the wells and the price of oil and gas, among other things. Investment in oil and gas development is dependent on the price of oil and gas and, recently, the price of oil has decreased significantly and has remained at relatively low levels. These water sales essentially ceased in March 2015, and we have no contractual commitment that will ensure these sales will resume in the future.

We are dependent on the housing market and development in our targeted service areas for future revenues. Providing wholesale water service using our Colorado Front Range water supplies is our principal source of future revenue. The timing and amount of these revenues will depend significantly on housing developments being built near our water assets. The development of these areas is subject to many factors that are not within our control, and there can be no assurance that development will occur or that water sales will occur on acceptable terms or in the amounts or time required for us to support our costs of operation. In the event wholesale water sales are not forthcoming or development on the Lowry Range, Sky Ranch or other developments in our targeted service areas is delayed indefinitely, we may need to use our capital resources, incur additional short or long-term debt obligations or seek to sell additional equity, and there are no assurances that we would have sufficient capital resources or be successful in obtaining additional operating capital. After several years of significant declines in new home construction, there have been positive market gains in the Colorado housing market since 2013. However, if the downturn in the homebuilding and credit markets return or if the national economy weakens and economic concerns intensify, it could have a significant negative impact on our business and financial condition.

Development on the Lowry Range is not within our control and is subject to obstacles. Development on the Lowry Range is controlled by the Land Board, which is governed by a five-person citizen board of commissioners representing education, agriculture, local government and natural resources, plus one at-large commissioner, each appointed for a four-year term by the Colorado governor and approved by the Colorado Senate. The Land Board’s focus with respect to issues such as development and conservation on the Lowry Range tends to change as membership on the Land Board changes. In addition, there are often significant delays in the adoption and implementation of plans with respect to property administered by the Land Board because the process involves many constituencies with diverse interests. In the event water sales are not forthcoming or development of the Lowry Range is delayed or abandoned, we may need to use our capital resources, incur additional short or long-term debt obligations or seek to sell additional equity, and there are no assurances that we would have sufficient capital resources or be successful in obtaining additional operating capital.

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

Our construction of water and wastewater projects may expose us to certain completion, performance and financial risks. We expect to rely on independent contractors to construct our water and wastewater facilities. These construction activities may involve risks, including shortages of materials and labor, work stoppages, labor relations disputes, weather interference, engineering, environmental, permitting or geological problems and unanticipated cost increases. These issues could give rise to delays, cost overruns or performance deficiencies, or otherwise adversely affect the construction or operation of our water and wastewater delivery systems. In addition, we may experience quality problems in the construction of our systems and facilities, including equipment failures. We cannot assure you that we will not face claims from customers or others regarding product quality and installation of equipment placed in service by contractors.

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
Conflicts of interest may arise relating to the operation of the District and the Sky Ranch District. Our officers and employees constitute 60% of the directors of the District as well as the Sky Ranch District. Pure Cycle, along with our officers and employees and two unrelated individuals, own the 40 acres that constitute the District and the acreage that constitutes the Sky Ranch Metropolitan District that will be the retail water and wastewater service provider for the first phase of Sky Ranch. We have made loans to the District to fund its operations. At August 31, 2016, total principal and interest owed to us by the District was $628,500. Pursuant to our Service Agreement with the District for the provision of water services, the District retains two percent of the revenues from the sale of water to its end-use customers on the Lowry Range. Proceeds from the fee collections will initially be used to repay the District’s obligations to us, but after these loans are repaid, the District is not required to use the funds to benefit Pure Cycle. Similarly, we have made loans to and incurred expenses reimbursable by the Sky Ranch District. At August 31, 2016, total principal and interest owed to us by the Sky Ranch District was $171,900. It is anticipated that these amounts will be repaid once Sky Ranch has sold residential units and has customers to pay for services. We have received benefits from our activities undertaken in conjunction with these districts, but conflicts may arise between our interests and those of the districts and our officers and employees who are acting in dual capacities in negotiating contracts to which both we and a district are parties. We expect that both districts will expand when more properties are developed and become part of the respective districts, and our officers and employees acting as directors of these districts will have fiduciary obligations to those other constituents. There can be no assurance that all conflicts will be resolved in the best interests of the Company and our shareholders. In addition, other landowners coming into a district will be eligible to vote and to serve as directors of that district. There can be no assurances that our officers and employees will remain as directors of either District or that the actions of subsequently elected boards would not have an adverse impact on our operations.
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

Contamination to our water supply may result in disruption in our services and litigation, which could adversely affect our business, operating results and financial condition. Our water supplies are subject to the risk of potential contamination, including contamination from naturally occurring compounds, pollution from man-made sources and intentional sabotage. Our land at Sky Ranch and a portion of the Lowry Range have been leased for oil and gas exploration and development. Such exploration and development could expose us to additional contamination risks from related leaks or spills. In addition, we handle certain hazardous materials at our water treatment facilities, primarily sodium hypochlorite. Any failure of our operation of the facilities or any contamination of our supplies, including sewage spills, noncompliance with water quality standards, hazardous materials leaks and spills, and similar events could expose us to environmental liabilities, claims and litigation costs. If any of these events occur, we may have to interrupt the use of that water supply until we are able to substitute the supply from another source or treat the contaminated supply. We cannot assure you that we will successfully manage these issues, and failure to do so could have a material adverse effect on our future results of operations.

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

Climate change laws and regulations may be adopted by federal and state environmental agencies that could require additional capital expenditures and increase our operating costs. Climate change is receiving ever increasing attention worldwide. Possible new climate change laws and regulations, if enacted, may require us to monitor and/or change our operations. It is possible that new standards could be imposed that will require additional capital expenditures or raise our operating costs. With respect to service of customers on the Lowry Range, the District’s rates might not be sufficient to cover the cost of compliance with new requirements. Although we would expect the rates of the nearby water providers that the District uses to establish its rates and charges to increase to cover increased compliance costs, we cannot assure you that our costs of complying with new standards or laws will not adversely affect our business, results of operations or financial condition.

We may be adversely affected by any future decision by the Colorado Public Utilities Commission to regulate us as a public utility. The Colorado Public Utilities Commission (“CPUC”) regulates investor-owned water companies operating for the purpose of supplying water to the public. The CPUC regulates many aspects of public utilities’ operations, including establishing water rates and fees, initiating inspections, enforcement and compliance activities and assisting consumers with complaints. We do not believe we are a public utility under Colorado law. We currently provide services by contract mainly to the District, which supplies the public. Quasi-municipal metropolitan districts, such as the District and the Sky Ranch District, are exempt by statute from regulation by the CPUC. However, the CPUC could attempt to regulate us as a public utility. If this were to occur, we might incur significant expense challenging the CPUC’s assertion of jurisdiction, and we may be unsuccessful. In the future, existing regulations may be revised or reinterpreted, and new laws and regulations may be adopted or become applicable to us or our facilities. If we become regulated as a public utility, our ability to generate profits could be limited, and we might incur significant costs associated with regulatory compliance.

The District’s and our rights under the Lease have been challenged by third parties. The District’s and our rights under the Lease have been challenged by third parties, including the Land Board, in the past. In 2014, in connection with settling a lawsuit filed by us and the District against the Land Board, the Land Board, the District and we amended and restated the Lease to clarify and update a number of provisions. However, there are issues still subject to negotiation and it is likely that during the remaining 65-year term of the Lease the parties will disagree over interpretations of provisions in the Lease again. There can be no assurance that the District’s or our rights under the Lease will not be challenged in the future, which could require potentially expensive litigation to enforce our rights.

We are subject to the risk of possibly being required to register as an investment company. On August 18, 2015, we completed the sale of our Arkansas River properties and water rights for approximately $45.8 million in cash. The net proceeds still remaining from that sale, which currently represents 42% of our total assets, are currently invested in U.S. treasury notes and certificates of deposit, which may be regarded as “investment securities” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Although our board of directors believes that we are not engaged primarily in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being primarily engaged in those activities, we could fall within the scope of

Section 3(a)(1)(C) of the Investment Company Act if the net proceeds from the sale of the Arkansas River water properties and water rights and other cash and cash equivalents are invested in investment securities (as defined in the Investment Company Act) and such investment securities represent more than 40% of our total assets (exclusive of cash and certain cash equivalents). A company that falls within the scope of Section 3(a)(1)(C) of the Investment Company Act can avoid being regulated as an investment company if it can rely on certain of the exclusions from being deemed to be an “investment company” under the Investment Company Act. One such exclusion is Rule 3a-2 under the Investment Company Act, which provides that a company is deemed not to be an investment company during a period of time not to exceed one year provided that the company has a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such period of time), in a business other than that of an investment company. If necessary, our board of directors would explore transactions pursuant to which we would cease to be deemed to be an investment company, such as the disposition of our investment securities, including through liquidation, or the acquisition of sufficient assets that are not investment securities in order for us not to be deemed an investment company under the Investment Company Act. There can be no assurance that we would be able to complete such actions by the applicable deadline, or at all. If we were required to register as an “investment company” under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as currently conducted and could have a material adverse effect on us.

Our stock price has been volatile in the past and may decline in the future. Our common stock has experienced significant price and volume fluctuations in the past and may experience significant fluctuations in the future depending upon a number of factors, some of which are beyond our control. Factors that could affect our stock price and trading volume include, among others, the perceived prospects of our business; differences between anticipated and actual operating results; changes in analysts’ recommendations or projections; the commencement and/or results of litigation and other legal proceedings; and future sales of our common stock by us or by significant shareholders, officers and directors. In addition, stock markets in general have experienced price and volume volatility from time to time, which may adversely affect the market price of our common stock for reasons unrelated to our performance.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Corporate Office – Effective January 2016, we entered into an operating lease for approximately 2,500 square feet of office and warehouse space. The lease has a one-year term with payments of $3,000 per month. We plan to extend our lease for office space after December 2016.

Water Related Assets – In addition to the water rights and adjudicated reservoir sites that are described in Item 1 – Our Water and Land Assets, we also own a 500,000-gallon water tank, 400,000-barrel storage reservoir, a 300,000-barrel storage reservoir, three deep water wells, a pump station, and several miles of water pipeline in Arapahoe County, Colorado. Additionally, although owned by the District, we operate and maintain another 500,000-gallon water tank, two deep water wells, a pump station, three alluvial wells, the District’s wastewater treatment plant, and water distribution and wastewater collection pipelines that serve customers located at the Lowry Range. These assets are used to provide service to our existing customers.

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

Item 4 – Mine Safety Disclosures

None.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “PCYO.” The high and low sales prices of our common stock, by quarter, for the fiscal years ended August 31, 2016 and 2015 are presented below:

Table E - Market Information
Fiscal 2016 quarters ended:	August 31	May 31	February 29	November 30
Market price of common stock
High	$5.20	$4.91	$5.12	$5.73
Low	$4.34	$4.29	$3.65	$4.56

Fiscal 2015 quarters ended:	August 31	May 31	February 28	November 30
Market price of common stock
High	$5.55	$5.50	$5.26	$7.00
Low	$4.37	$4.12	$3.54	$4.94

Holders

On October 20, 2016, there were 976 holders of record of our common stock.

Dividends

We have never paid any dividends on our common stock and expect for the foreseeable future to retain all of our capital and earnings from operations, if any, for use in expanding and developing our business. Any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant. The terms of our Series B Preferred Stock prohibit payment of dividends on common stock unless all dividends accrued on the Series B Preferred Stock have been paid and require dividends to be paid on the Series B Preferred Stock if proceeds from the sale of Export Water exceed $36,026,232. For further discussion see Note 8 – Shareholders’ Equity to the accompanying financial statements.

Performance Graph 1

This graph compares the cumulative total return of our common stock for the last five fiscal years with the cumulative total return for the same period of the S&P 500 Index and a peer group index.2 The graph assumes the investment of $100 in common stock in each of the indices as of the market close on August 31 and reinvestment of all dividends.

	8/11	8/12	8/13	8/14	8/15	8/16

Pure Cycle Corporation	100.00	67.57	175.68	220.27	168.92	163.51
S&P 500	100.00	118.00	140.07	175.43	176.27	198.4
Peer Group	100.00	113.85	136.49	151.56	159.21	203.12

1.
This performance graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

2.
The Peer Group consists of the following companies that have been selected on the basis of industry focus or industry leadership: American States Water Company, Aqua America, Inc., Artesian Resources Corp., California Water Service Group, Connecticut Water Service, Inc., Middlesex Water Company, SJW Corp., and The York Water Company.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

None.

Purchase of Equity Securities By the Issuer and Affiliated Purchasers

None.

Item 6 – Selected Financial Data

Table F - Selected Financial Data
In thousands (except per share data)		For the Fiscal Years Ended August 31,
	2016	2015	2014	2013	2012
Summary Statement of Operations Items:
Total revenues	$452.2	$1,196.6	$2,023.1	$615.6	$284.4
(Loss) income from continuing operations	$(1,230.3)	$ (575.1)	$285.5	$(1,227.9)	$(6,947.3)
Net loss	$(1,310.6)	$(23,127.9)	$(311.4)	$(4,150.4)	$(17,418.7)
Basic and diluted loss per share	$(0.06)	$(0.96)	$(0.01)	$(0.17)	$(0.72)
Weighted average shares outstanding	23,781	24,041	24,038	24,038	24,038

	As of August 31,
Summary Balance Sheet Information:	2016	2015	2014	2013	2012
Current assets	$29,085.9	$39,580.9	$4,463.3	$9,900.0	$7,661.8
Total assets	$70,879.6	$73,060.9	$108,173.8	$108,618.3	$111,582.0
Current liabilities	$482.2	$1,499.1	$3,274.4	$5,402.3	$6,254.8
Long-term liabilities	$1,399.5	$1,476.4	$13,868.9	$65,443.5	$75,209.5
Total liabilities	$1,881.7	$2,975.5	$17,143.3	$70,845.8	$81,464.3
Equity	$68,997.9	$70,085.5	$91,030.5	$37,772.5	$30,117.8

The following items had a significant impact on our operations:

(a)
In fiscal 2016, we invested $923,800 in our water and wastewater systems and $285,600 for planning and design of our Sky Ranch property. We also purchased three farms for approximately $450,300 in order to correct dry-up covenant issues related to water-only farms in order obtain the release of the escrow funds related to the Company’s farm sale to Arkansas River Farms, LLC.
(b)
In fiscal 2015, we sold our remaining farm assets for approximately $45.8 million, for a loss of approximately $22.3 million. In conjunction with the sale, we repaid $4.9 million in mortgage debt relating to the farms and we invested approximately $3.5 million into our water systems. Financial results for the farm assets have been reflected as discontinued operations and all prior periods have been reclassified.
(c)
In fiscal 2014, in order to protect our farm assets, we acquired the remaining approximately $2.6 million of the $9.6 million in notes defaulted on by High Plains A&M, LLC (“HP A&M”). Additionally, we borrowed $1.75 million, sold farms for $5.8 million, and invested $3.7 million in our water systems. Additionally, we recorded an impairment of approximately $400,000 on land and water rights held for sale, and we recorded a gain of $1.3 million upon completing the sale of certain farms that we previously impaired in fiscal 2012.
(d)
In fiscal 2013, in order to protect our farm assets, we acquired approximately $7 million of the $9.6 million in HP A&M defaulted notes. Additionally, we sold 1,500,000 unregistered shares of Pure Cycle common stock owned by HP A&M for $2.35 per share, yielding approximately $3.4 million, net of expenses.
(e)
In fiscal 2012, the Paradise Water Supply asset was deemed fully impaired and the entire asset value of $5.5 million was written off and recorded in the accompanying financial statements. Additionally, we recorded an impairment of $6.5 million on land and water rights held for sale.

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements. Readers are cautioned that forward-looking statements contained in this Form 10-K should be read in conjunction with our disclosure under the heading “FORWARD-LOOKING STATEMENTS” on page 1.

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

●
Revenue generated from providing water and wastewater services;
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

Our Business

Pure Cycle Corporation is a Colorado corporation that provides wholesale water and wastewater services to end-use customers of governmental entities and to commercial and industrial customers.

These services include water production, storage, treatment, bulk transmission to retail distribution systems, wastewater collection and treatment, irrigation water treatment and transmission, construction management, billing and collection and emergency response.

We are a vertically integrated wholesale water and wastewater provider, which means we own or control substantially all assets necessary to provide wholesale water and wastewater services to our customers. This includes owning or controlling (i) water rights which we use to provide domestic, irrigation, and industrial water to our wholesale customers (we own surface water, groundwater, reclaimed water rights and storage rights), (ii) infrastructure (such as wells, diversion structures, pipelines, reservoirs and treatment facilities) required to withdraw, treat, store and deliver water, (iii) infrastructure required to collect, treat, store and reuse wastewater, and (iv) infrastructure required to treat and deliver reclaimed water for irrigation use.

We currently provide wholesale water and wastewater service predominately to two local governmental entity customers. Our largest wholesale domestic customer is the District. We provide service to the District and its end-use customers pursuant to the Rangeview Water Agreements. Through the District, we serve 258 SFE water connections and 157 SFE wastewater connections located in southeastern metropolitan Denver. In the past three years, we have been providing untreated water to industrial customers in the oil and gas industry located in our service areas and adjacent to our service areas for the purpose of hydraulic fracturing. Oil and gas operators have leased more than 135,000 acres within and adjacent to our service areas for the purpose of exploring oil and gas interests in the Niobrara and other formations, and this activity had led to increased water demands. As a result of the decline in oil prices, drilling has been significantly reduced, and as of the date of this report, we are not selling water to the oil and gas industry.

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

Revenue Recognition

Our revenues consist mainly of monthly service fees, tap fees, construction fees, and consulting fees. As further described in Note 2 – Summary of Significant Accounting Policies to the accompanying financial statements, proceeds from tap sales and construction fees are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. We recognize tap and construction fees derived from agreements for which we construct infrastructure owned by others as revenue, along with the associated costs of construction, pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the fiscal years ended August 31, 2016, 2015 or 2014.

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

Our Water Rights – We determine the undiscounted cash flows for our Denver-based assets by estimating tap sales to potential new developments in our service areas and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service areas and the Front Range, actual future tap fees, and actual future operating costs inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2016, and determined there were no material changes and that our Denver-based assets are not impaired and their costs are deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g., Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. Our combined Rangeview Water Supply and Sky Ranch water assets have a carrying value of $28.3 million as of August 31, 2016. Based on the carrying value of our water rights, the long-term and uncertain nature of any development plans, current tap fees of $24,620 and estimated gross margins, we estimate that we would need to add approximately 2,300 new water connections (requiring 4% of our portfolio) to generate net revenues sufficient to recover the costs of our Rangeview Water Supply and Sky Ranch water. If tap fees increase 5%, we would need to add approximately 2,200 new water taps (requiring 3.8% of our portfolio) to recover the costs of our Rangeview Water Supply and Sky Ranch water. If tap fees decrease 5%, we would need to add approximately 2,400 new water taps (requiring 4.2% of our portfolio) to recover the costs of our Rangeview Water Supply and Sky Ranch water.

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

Share-based Compensation

We estimate the fair value of share-based payment awards made to key employees and directors on the date of grant using the Black-Scholes option-pricing model. We then expense the fair value over the vesting period of the grant using a straight-line expense model. The fair value of share-based payments requires management to estimate/calculate various inputs such as the volatility of the underlying stock, the expected dividend rate, the estimated forfeiture rate and an estimated life of each option. We do not expect any forfeiture of option grants; therefore, the compensation expense has not been reduced for estimated forfeitures. These assumptions are based on historical trends and estimated future actions of option holders and may not be indicative of actual events which may have a material impact on our financial statements. For further details on share-based compensation expense, see Note 8 – Shareholders’ Equity to the accompanying financial statements.

Results of Operations

Executive Summary

The results of our operations for the fiscal years ended August 31, 2016, 2015 and 2014 were as follows:

Table G - Summary of Results of Operations
				Change
	Fiscal Years Ended August 31,			2016-2015		2015-2014
	2016	2015	2014	$	%	$	%
Millions of gallons of water delivered	33.9	97.5	190.1	(63.6)	-65%	(92.6)	-49%
Water revenues generated	$221,000	$970,000	$1,879,500	$(749,000)	-77%	$(909,500)	-48%
Water delivery operating costs incurred
(excluding depreciation and depletion)	$264,400	$464,900	$547,600	$(200,500)	-43%	$(82,700)	-15%
Water delivery gross margin %	-20%	52%	71%

Wastewater treatment revenues	$43,700	$50,100	$45,400	$(6,400)	-13%	$4,700	10%
Wastewater treatment operating costs incurred	$29,200	$66,700	$38,400	$(37,500)	-56%	$28,300	74%
Wastewater treatment gross margin %	33%	-33%	15%

Other income	$131,700	$120,700	$42,400	$11,000	9%	$78,300	185%
Other income costs incurred	$68,500	$55,200	$39,400	$13,300	24%	$15,800	40%
Other income gross margin %	48%	54%	7%

General and administrative expenses	$1,849,700	$1,939,400	$2,445,600	$(89,700)	-5%	$(506,200)	-21%

(Loss) income from continuing operations	$(1,230,300)	$(575,100)	$285,500	$(655,200)	114%	$(860,600)	-301%
Loss from discontinued operations, net of taxes	$(80,300)	$(22,552,800)	$(597,000)	$22,472,500	-100%	$(21,995,800)	3684%
Net loss	$(1,310,600)	$(23,127,900)	$(311,400)	$21,817,300	-94%	$(22,816,500)	7327%

Changes in Revenues and Gross Margin

We generate revenues from water and wastewater services. Water and wastewater revenues are generated from (i) monthly wholesale water usage fees and wastewater service fees, (ii) one-time water and wastewater tap fees and construction fees, and (iii) consulting fees.

Water and Wastewater Revenues – Our water deliveries decreased 65% in fiscal 2016 compared to fiscal 2015 and decreased 49% in fiscal 2015 compared to fiscal 2014. Water revenues decreased 77% in fiscal 2016 compared to fiscal 2015 and decreased 48% in fiscal 2015 compared to fiscal 2014. The decreases in deliveries and sales were primarily due to the changes in demand for water to be used for oil and gas activities – namely, fracking wells drilled into the Niobrara formation. The following table details the sources of our water sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for fiscal 2016, fiscal 2015, and fiscal 2014.

Table H - Water Revenue Summary
	2016			2015			2014
Customer Type	Sales (in thousands)	kgal	Average per kgal	Sales (in thousands)	kgal	Average per kgal	Sales (in thousands)	kgal	Average per kgal
On-Site	$149.1	26,620.8	$5.60	$137.3	20,821.7	$6.59	$130.7	23,318.2	$5.61
Export-Commercial	71.3	7,216.2	9.88	50.0	4,158.4	12.02	31.6	2,318.4	13.63
Industrial/Fracking	0.6	58.2	10.31	782.7	72,557.6	10.79	1,717.2	164,502.7	10.44
	$221.0	33,895.2	$6.52	$970.0	97,537.7	$9.94	$1,879.5	190,139.3	$9.88
Our gross margin on delivering water (not including depletion charges) was a loss of 20% during fiscal 2016 and income of 52% and 71% during fiscal 2015 and 2014, respectively. The changes in our gross margins were due to changes in demand related to water sales to the fracking industry and our ability to offset the ECCV system costs with increased water deliveries in fiscal 2014 and decreasing water deliveries in fiscal 2015 and fiscal 2016.

Our wastewater fees decreased 13% in fiscal 2016 compared to fiscal 2015 and increased 10% in fiscal 2015 compared to fiscal 2014. Wastewater fee fluctuations result from demand changes from our only customer.

We did not sell any water or wastewater taps during fiscal 2016, 2015 or 2014.

Other income consisted principally of consulting fees of $131,700, $85,800, and $42,400 for the fiscal years ended August 31, 2016, 2015, and 2014, respectively. Our consulting fees increased 54% in fiscal 2016 compared to fiscal 2015 and increased 102% in fiscal 2015 compared to fiscal 2014. The increase in fees is the result of the additional management of new water systems. We have increased from managing two systems during fiscal 2014 to managing four systems during fiscal 2015 and five systems during fiscal 2016. During the fiscal year ended August 31, 2015, we also received income related to a cost-sharing arrangement from our industrial water sales related to the fracking industry in the amount of $34,900. Our margins have fluctuated as we allocated additional staff costs to system management.

General and Administrative Expenses

Table I details significant items, and changes, included in our General and Administrative Expenses (“G&A Expenses”) as well as the impact that share-based compensation has on our G&A Expenses for the fiscal years ended August 31, 2016, 2015 and 2014, respectively.

Table I - G&A Expenses
				Change
	Fiscal Years Ended August 31,			2016-2015		2015-2014
Significant G&A Expense items:	2016	2015	2014	$	%	$	%
Salary and salary-related expenses	$1,084,300	$1,234,100	$962,800	$(149,800)	-12%	$271,300	28%
Professional fees	250,900	291,400	1,072,300	(40,500)	-14%	(780,900)	-73%
Fees paid to directors including insurance	134,400	140,400	120,400	(6,000)	-4%	20,000	17%
Insurance	35,900	31,600	30,300	4,300	14%	1,300	4%
Public entity related expenses	109,500	83,200	92,500	26,300	32%	(9,300)	-10%
Consulting fees	5,700	18,300	13,100	(12,600)	-69%	5,200	40%
Property taxes	9,200	7,400	(50,300)	1,800	24%	57,700	-115%
All other components of G&A combined	219,800	133,000	204,500	86,800	65%	(71,500)	-35%
G&A Expenses as reported	1,849,700	1,939,400	2,445,600	(89,700)	-5%	(506,200)	-21%
Share-based compensation	(219,900)	(240,000)	(251,900)	20,100	-8%	11,900	-5%
G&A Expenses less share-based compensation	$1,629,800	$1,699,400	$2,193,700	$(69,600)	-4%	$(494,300)	-23%

Note - salary and salary-related expenses excluding share-based compensation:
Salary and salary-related expenses	$864,400	$994,100	$710,900	$(129,700)	-13%	$283,200	40%

Salary and Salary-Related Expenses – Salary and salary-related expenses decreased by 12% during fiscal 2016 as compared to fiscal 2015 and increased by 28% during fiscal 2015 as compared to fiscal 2014. The decrease in fiscal 2016 compared to fiscal 2015 was the result of the Company paying lower bonuses, offset by the addition of one operator, during fiscal 2016. The increase in fiscal 2015 compared to fiscal 2014 was the result of the Company paying increased bonuses and the addition of two field personnel during fiscal 2015. As noted on the bottom line of Table I, salary and salary-related expenses excluding share-based compensation expenses decreased 13% during fiscal 2016 compared to fiscal 2015 and increased 40% during fiscal 2015 compared to fiscal 2014. Share-based compensation expenses decreased 8% during fiscal 2016 compared to fiscal 2015 as a result of the complete recognition of options issued to management during fiscal 2013, which occurred over a period of less than 12 months during fiscal 2016. Share-based compensation expenses decreased 5% during fiscal 2015 compared to fiscal 2014 as a result of a decrease in the number of options issued during fiscal 2015 compared to fiscal 2014.

Professional Fees (mainly legal and accounting fees) – Professional fees decreased 14% during fiscal 2016 compared to fiscal 2015 and decreased 73% during fiscal 2015 compared to fiscal 2014. The decrease during fiscal 2016 compared to fiscal 2015 was primarily the result of decreased general legal fees. The decrease during fiscal 2015 compared to fiscal 2014 was primarily the result of settlement of the Land Board litigation, which decreased legal fees by $852,000.

Fees Paid to Our Board of Directors – Fees for our board in fiscal 2016 include $54,400 for premiums related to our directors and officers insurance policy (this amount increased by $4,000 from fiscal 2015). The remaining fiscal 2016 fees of $80,000 represent amounts accrued to our board members for annual service, meeting attendance fees and travel expenses, which were somewhat lower than in fiscal 2015 due to a decrease in the number of board meetings held in 2016. Fees for our board in fiscal 2015 include $50,500 for premiums related to our directors and officers insurance policy (this amount increased by $1,000 from fiscal 2014). The remaining fiscal 2015 fees of $89,900 represent amounts accrued to our board members for annual service, meeting attendance fees and travel expenses, which were higher than in fiscal 2014 due to changing from expensing annual director fees when paid to expensing annual director fees ratably throughout the calendar year. Fees paid to our board of directors in fiscal 2014 include $49,500 for premiums related to our directors and officers insurance policy. The remaining $70,900 represent amounts paid to our board members for annual service, meeting attendance fees and travel expenses.

Insurance – We maintain policies for general liability insurance, workers compensation insurance, and casualty insurance to protect our assets. Insurance expense fluctuates based on the number of employees and premiums associated with insuring our water systems.

Public Entity Expenses – Costs associated with being a corporation and costs associated with being a publicly traded entity consist primarily of XBRL and Edgar conversion fees, stock exchange fees, and press releases. These costs fluctuate from year to year.

Consulting Fees – Consulting fees for fiscal 2016 consisted of $5,000 for board advisory services and $700 related to the development of the Sky Ranch water districts. Consulting fees for fiscal 2015 consisted of $10,000 for board advisory services, $3,800 related to developing Sky Ranch, and $4,500 related to the development of the Sky Ranch Districts. Consulting fees for fiscal 2014 consisted of $9,600 related to the development of the Sky Ranch Districts and $3,500 in general consulting fees related to our water rights.

Property Taxes – Our 2014 property tax expense included a credit received from the County due to a reclassification of our Sky Ranch property from commercial to farm land.

Other G&A Expenses – Other G&A Expenses include typical operating expenses related to the maintenance of our office, business development, bad debt charges, travel, and District funding. Other G&A increased 65% during fiscal 2016 compared to fiscal 2015 and decreased 35% during fiscal 2015 compared to fiscal 2014. The changes were primarily the result of the timing of various expenses. As described in greater detail in Note 14 – Related Party Transactions to the accompanying financial statements, pursuant to a funding agreement with the District, we are now accruing the funding to the District for overhead expenses reimbursable under our agreement into a note, which decreased our G&A by approximately $114,000 from fiscal 2014 to fiscal 2015.

Other Income and Expense Items

Table J - Other Items
				Change
	For the Fiscal Years Ended August 31,			2016-2015		2015-2014
Other income items:	2016	2015	2014	$	%	$	%
Oil and gas lease income, net	$360,800	$645,700	$525,400	$(284,900)	-44%	$120,300	23%
Oil and gas royalty income, net	$343,600	$412,600	$-	$(69,000)	-17%	$412,600	100%
Interest income	$241,300	$21,300	$12,500	$220,000	1033%	$8,800	70%
Other	$3,900	$22,100	$160,000	$(18,200)	-82%	$(137,900)	-86%
Gain on extinguishment of contingent
obligations	$-	$-	$832,100	$-	0%	$(832,100)	100%

The $360,800, $645,700, and $525,400 of oil and gas lease payments recognized in fiscal 2016, fiscal 2015, and fiscal 2014, respectively, primarily represent the deferred recognition of the up-front payments received in March 2011 and February 2014, upon the signing of the O&G Lease and Surface Use Agreement and related extension. The amounts also represent the up-front payments received for the Rangeview Lease. On March 10, 2011 we received an up-front payment of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property. The oil and gas rights under the remaining 304 acres at Sky Ranch were already owned by a third party. We deferred immediate recognition of the up-front payment and began recognizing the up-front payment in income over the initial three-year term of the O&G Lease beginning March 10, 2011. During February 2014, we received an additional payment of $1,243,400 to extend the initial term of the O&G Lease by an additional two years through February 2016. The income received for the extension was recognized in income over the two-year extension term of the O&G Lease. As of August 31, 2016, we have deferred recognition of $19,000 of income related to the Rangeview Lease.

The oil and gas royalty income represents amounts received pursuant to the O&G Lease. The amount for fiscal 2015 includes royalties from oil production from commencement of each well through August 15, 2015, which represents approximately six months of production. The amounts for fiscal 2016 include royalties of each well from August 16, 2015 through August 15, 2016. The first well (referred to as “Sky Ranch” in the chart below) generated oil and gas royalty revenue of approximately $266,600 and $321,800, 20% gross (net of taxes), based on the Company’s 3/8ths interest of the total production of this 1,280-acre pooled mineral estate during the fiscal years ended August 31, 2016 and 2015, respectively. This 10,000-foot horizontal well recorded production of approximately 80,400 and 105,000 barrels of oil for the fiscal years ended August 31, 2016 and 2015, respectively. The second well (referred to as “Property” in the chart below) generated oil and gas royalty revenue of approximately $77,000 and $90,800, 20% gross (net of taxes), based on the Company’s 1/8ths interest of the total production of this 1,280-acre pooled mineral estate during the fiscal years ended August 31, 2016 and 2015, respectively. This 10,000-foot horizontal well recorded production of approximately 73,400 and 88,600 barrels of oil for the fiscal years ended August 31, 2016 and 2015, respectively. During fiscal 2014 there were no producing wells. The following charts detail well production and oil and gas royalties during fiscal 2015 and fiscal 2016.

Interest income represents interest earned on the temporary investment of capital in cash equivalents or available-for-sale securities, interest accrued on the notes receivable from the District and the Sky Ranch District, and interest accrued on the Special Facilities construction proceeds receivable from Arapahoe County. The increase from fiscal 2015 compared to fiscal 2016 is due to the receipt of interest on investments related to the proceeds from the sale of our farms.

Other represents income we received for various easements and the construction of infrastructure for the oil and gas industry, which is partially offset by other non-operational expenses.

Gain on extinguishment of contingent obligations resulted from the relinquishment of the Comprehensive Amendment Agreement No. 1 (“CAA”) interest held by the Land Board in fiscal 2014.

Discontinued Operations
For additional information about our discontinued operations, see Notes to Consolidated Financial Statements.
The following table provides the components of discontinued operations:

Table K - Discontinued Operations Statements of Operations

	Fiscal years ended August 31,
	2016	2015	2014
Farm revenues	$267,472	$1,127,155	$1,068,026
Farm expenses	(77,132)	(126,279)	(88,105)
Gross profit	190,340	1,000,876	979,921

General and administrative expenses	(313,389)	(760,192)	(911,230)
Impairment of land and water rights held for sale	-	-	(402,657)
Operating (loss) profit	(123,049)	240,684	(333,966)
Finance charges	38,428	21,710	14,392
(Loss) gain on sale of farm assets	4,273	(22,108,145)	1,407,326
Interest expense (1)	-	(390,505)	(239,200)
Interest imputed on the Tap Participation
Fee payable to HP A&M (2)	-	(23,816)	(1,445,509)
Loss from discontinued operations	$(80,348)	$(22,260,072)	$(596,957)

(1)
Interest expense represents interest accrued related to notes we had on our farm assets prior to the sale. All notes associated with the farms have been paid off, and as a result we no longer incur interest on such notes.
(2)
Imputed interest represents an estimate of the interest accrued on the Tap Participation Fee payable to HP A&M, which was eliminated as a result of the settlement with HP A&M during the three months ended February 28, 2015. As a result, we stopped accruing interest related to the Tap Participation Fee on that date.
We anticipate continued expenses through the end of calendar 2016 related to the discontinued operations. We will continue to receive revenues for leased agricultural land and incur expenses related to the remaining agricultural land we own and for the purpose of collecting outstanding receivables. We are in the process of selling the remaining farms that we acquired during fiscal 2016.
Liquidity, Capital Resources and Financial Position

At August 31, 2016, our working capital, defined as current assets less current liabilities, was $28.6 million, which includes $4.7 million in cash and cash equivalents. We believe that as of the date of the filing of this annual report on Form 10-K and as of August 31, 2016, we have sufficient working capital to fund our operations for the next fiscal year.

ECCV Capacity Operating System – Pursuant to a 1982 contractual right, the District may purchase water produced from the ECCV Land Board system, which is comprised of eight wells and more than 10 miles of buried water pipeline located on the Lowry Range. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as the District’s service provider and the Export Water Contractor (as defined in the Lease Agreement among us, the District and the Land Board), we entered into an agreement to operate and maintain the ECCV facilities, allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat monthly fee of $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers. In addition, the ECCV system costs us approximately $1,900 per month to maintain.
South Metropolitan Water Supply Authority and WISE – SMWSA is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members, including the District. Pursuant to the SMWSA Participation Agreement with the District, we agreed to provide funding to the District in connection with its membership in the SMWSA. During the fiscal years ended August 31, 2016, 2015 and 2014, we provided $113,600, $78,600 and $114,900, respectively, of funding to the District pursuant to the SMWSA Participation Agreement. In July 2013, the District together with nine other SMWSA members formed an entity to enable its members to participle in WISE and entered into an agreement that specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. On December 31, 2013, SMWA, Denver Water and Aurora Water entered into the WISE Partnership Agreement, which provides for the purchase of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. We have entered into the WISE Financing Agreement, which obligates us to fund the District’s cost of participating in WISE. In exchange for funding the District’s obligations in WISE, we will have the sole right to use and reuse the District’s 7% share of the WISE water and infrastructure to provide water service to the District’s customers and to receive the revenue from such service. Upon completion of the WISE infrastructure in 2017, we expect to be entitled to approximately 3 million gallons per day of transmission pipeline capacity and 500 acre feet per year of water. In addition to the funding we have provided to the District pursuant to the SMWSA Participation Agreement, to date we have provided approximately $2.9 million of financing to the District to fund its obligation to finance the purchase of infrastructure for WISE and the construction of a connection to the WISE system in accordance with the WISE Financing Agreement. We anticipate that we will be spending approximately $650,000 in this system during fiscal 2017 and $5 million during the next four years to fund the District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE.

Summary Cash Flows Table

Table L - Summary Cash Flows
				Change
	For the Fiscal Years Ended August 31,			2016-2015		2015-2014
	2016	2015	2014	$	%	$	%
Cash (used) provided by:
Operating acitivites	$(270,700)	$(974,100)	$51,700	$703,400	72%	$(1,025,800)	-1984%
Investing activities	$(32,119,000)	$42,531,700	$2,136,300	$(74,650,700)	-176%	$40,395,400	1891%
Financing activities	$(2,000)	$(6,218,200)	$(2,886,900)	$6,216,200	100%	$(3,331,300)	115%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services, costs incurred in the delivery of those services, G&A Expenses, and depletion/depreciation expenses.

Cash used by operations in fiscal 2016 decreased by $703,400 compared to fiscal 2015, which was primarily the result of receiving the remaining escrow from the sale of our farms of approximately $1.3 million. Cash used by operations in fiscal 2015 increased by $1,025,700 compared to fiscal 2014, which was primarily the result of us not receiving a fee for renewal of the O&G lease in fiscal 2015, which accounted for approximately $1.3 million in fiscal 2014.

We will continue to provide wholesale domestic water and wastewater services to customers in our service areas, and we will continue to operate and maintain our water and wastewater systems with our own employees.

Changes in Investing Activities – Investing activities in fiscal 2016 consisted of the investments in our water and wastewater systems and land of approximately $1.2 million, the purchase of equipment of approximately $472,300, and the net investment of approximately $30 million into U.S. treasuries and certificates of deposit. Investing activities in fiscal 2015 consisted of the sale of our farms, which generated proceeds of approximately $44.6 million, and the addition of approximately $2.1 million in water assets, which primarily consisted of the investment in WISE of approximately $2.5 million ($1.4 million acquired through the WISE Financing Agreement) and the addition of pipelines and other water infrastructure of approximately $1 million. Investing activities in fiscal 2014 consisted of the sale of some of our farms and easements on our land, which generated $5.8 million and the addition of approximately $3.9 million in water assets, which primarily consisted of the addition of three wells to our system.

Changes in Financing Activities – Financing activities in fiscal 2016 consisted only of payments to our contingent liability holders of approximately $2,000. Financing activities in fiscal 2015 consisted primarily of payments on our promissory notes of $8.9 million (which includes funding of the WISE Financing Agreement entered into in December 2014) and the issuance of approximately $2.7 million in new promissory notes. Financing activities in fiscal 2014 consisted primarily of payments on our promissory notes of $2.9 million.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist entirely of the contingent portion of the CAA which is $677,500, as described in Note 5 – Participating Interests in Export Water to the accompanying financial statements. The contingent liability is not reflected on our balance sheet because the obligation to pay the CAA is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.

Recently Adopted and Issued Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to the accompanying financial statements for recently adopted and issued accounting pronouncements.

Total Contractual Cash Obligations

Table M - Contractual Cash Obligations
		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (a)	$12,000	$12,000	(a)	(a)	(a)
Participating Interests in Export Water (b)	344,000	(b)	(b)	(b)	(b)
WISE participation (c)	5,642,200	649,100	3,960,800	1,032,300	(c)
Total	$5,998,200	$661,100	$3,960,800	$1,032,300	$ -

(a)
Our only operating lease is related to our office space. We occupy 2,500 square feet at a cost of $3,000, per month, at the address shown on the cover of this Form 10-K. We lease these premises pursuant to a one-year operating lease agreement which expires in December 2016 with a third party.

(b)
The participating interests liability is payable to the CAA holders upon the sale of Export Water; therefore, the timing of the payments is uncertain and not reflected in the above table by period.

(c)
Projections for WISE participation have only been provided for the next five fiscal years. The timing and amount of payments beyond five years is uncertain and not reflected in the above table by period.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

General

We have limited exposure to market risks from instruments that may impact our balance sheets, statements of operations, and statements of cash flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of August 31, 2016, we are holding $30 million in marketable securities consisting of certificates of deposit and U.S. treasury notes. We have no investments denominated in foreign country currencies; therefore, our investments are not subject to foreign currency exchange rate risk.

Item 8 – Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Pure Cycle Corporation

We have audited the accompanying consolidated balance sheets of Pure Cycle Corporation as of August 31, 2016 and 2015, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended August 31, 2016. We also have audited Pure Cycle Corporation’s internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pure Cycle Corporation's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on Pure Cycle Corporation’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation as of August 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Pure Cycle Corporation maintained, in all material respects, effective internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ GHP HORWATH, P.C

Denver, Colorado
October 27, 2016

PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS
ASSETS:	August 31, 2016	August 31, 2015
Current assets:
Cash and cash equivalents	$4,697,288	$37,089,041
Short-term investments	23,176,450	–
Trade accounts receivable, net	181,006	157,845
Sky Ranch receivable	–	148,415
Prepaid expenses	350,819	228,086
Assets of discontinued operations	680,287	1,957,552
Total current assets	29,085,850	39,580,939

Long-term investments	6,853,276	–
Investments in water and water systems, net	28,321,926	27,708,595
Land and mineral interests	5,345,800	5,091,668
Notes receivable - related parties, including accrued interest	800,369	591,223
Other assets	472,393	88,488
Total assets	$70,879,614	$73,060,913

LIABILITIES:
Current liabilities:
Accounts payable	160,390	172,634
Accrued liabilities	242,624	499,808
Income taxes	–	292,729
Deferred revenues	55,800	55,800
Deferred oil and gas lease payment	19,000	360,765
Liabilities of discontinued operations	4,394	117,329
Total current liabilities	482,208	1,499,065

Deferred revenues, less current portion	1,055,491	1,111,293
Deferred oil and gas lease payment, less current portion	–	19,000
Participating Interests in Export Water Supply	343,966	346,007
Total liabilities	1,881,665	2,975,365

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Preferred stock:
Series B - par value $.001 per share, 25 million shares authorized;	433	433
432,513 shares issued and outstanding (liquidation preference of $432,513)
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized;
23,754,098 and 24,054,098 shares issued and outstanding, respectively	79,185	80,185
Collateral stock	–	(1,407,000)
Additional paid in capital	171,198,241	172,384,355
Accumulated other comprehensive income	3,122	–
Accumulated deficit	(102,283,032)	(100,972,425)
Total shareholders' equity	68,997,949	70,085,548
Total liabilities and shareholders' equity	$70,879,614	$73,060,913

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended August 31,
	2016	2015	2014
Revenues:
Metered water usage	$220,997	$969,989	$1,879,495
Wastewater treatment fees	43,712	50,076	45,400
Special facility funding recognized	41,508	41,508	41,508
Water tap fees recognized	14,294	14,294	14,294
Other income	131,650	120,702	42,417
Total revenues	452,161	1,196,569	2,023,114

Expenses:
Water service operations	(264,424)	(464,940)	(547,562)
Wastewater service operations	(29,187)	(66,745)	(38,426)
Other	(68,478)	(55,173)	(39,421)
Depletion and depreciation	(166,670)	(172,546)	(149,757)
Total cost of revenues	(528,759)	(759,404)	(775,166)
Gross margin	(76,598)	437,165	1,247,948

General and administrative expenses	(1,849,743)	(1,939,395)	(2,445,633)
Depreciation	(253,434)	(174,717)	(46,807)
Operating loss	(2,179,775)	(1,676,947)	(1,244,492)

Other income (expense):
Oil and gas lease income, net	360,765	645,720	525,438
Oil and gas royalty income, net	343,620	412,627	–
Interest income	241,279	21,334	12,466
Other	3,852	22,120	160,004
Gain on extinguishment of contingent obligations	–	–	832,097
(Loss) income from continuing operations	(1,230,259)	(575,146)	285,513
Net loss from discontinued operations, net of taxes	(80,348)	(22,552,801)	(596,957)
Net loss before taxes	(1,310,607)	(23,127,947)	(311,444)
Taxes	–	-	–
Net loss	$(1,310,607)	$(23,127,947)	$(311,444)
Unrealized holding gains	3,122	–	–
Total comprehensive loss	$(1,307,485)	$(23,127,947)	$(311,444)

Basic and diluted net (loss) income per common share -
(Loss) income from continuing operations	$(0.06)	$(0.03)	$0.01
Loss from discontinued operations	*	$(0.93)	$(0.02)
Net loss	$(0.06)	$(0.96)	$(0.01)

Weighted average common shares outstanding –
basic and diluted	23,781,041	24,041,114	24,037,598

* Amount is less than $.01 per share
See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprhensive Income	Collateral	Accumulated
	Shares	Amount	Shares	Amount	Capital	(loss)	Stock	Deficit	Total
August 31, 2013 balance:	432,513	$433	24,037,598	$80,130	$115,224,946	$-	$-	$(77,533,034)	$37,772,475
Share-based compensation	-	-	-	-	251,915				251,915
Reduction in TPF due to remedies under
the Arkansas River Agreement	-	-	-	-	53,317,535	-	-	-	53,317,535
Net loss	-	-	-	-	-	-	-	(311,444)	(311,444)
August 31, 2014 balance:	432,513	433	24,037,598	80,130	168,794,396	-	-	(77,844,478)	91,030,481
Share-based compensation	-	-	-	-	239,986	-	-	-	239,986
Exercise of options	-	-	16,500	55	48,770	-	-	-	48,825
Reduction in TPF due to remedies under
the Arkansas River Agreement	-	-	-	-	3,301,203	-	-	-	3,301,203
Collateral stock	-	-	-	-	-	-	(1,407,000)	-	(1,407,000)
Net loss	-	-	-	-	-	-	-	(23,127,947)	(23,127,947)
August 31, 2015 balance:	432,513	433	24,054,098	80,185	172,384,355	-	(1,407,000)	(100,972,425)	70,085,548
Share-based compensation	-	-	-	-	219,886	-	-	-	219,886
Collateral stock retired	-	-	(300,000)	(1,000)	(1,406,000)	-	1,407,000	-	-
Net loss	-	-	-	-	-	-	-	(1,310,607)	(1,310,607)
Unrealized holding gain on investments	-	-	-	-	-	3,122	-	-	3,122
August 31, 2016 balance:	432,513	$433	23,754,098	$79,185	$171,198,241	$3,122	$-	$(102,283,032)	$68,997,949

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the fiscal Years Ended August 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(1,310,607)	$(23,127,947)	$(311,444)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Share-based compensation expense	219,886	239,986	251,915
Depreciation, depletion and other non-cash items	420,104	347,263	196,564
Investment in Well Enhancement and Recovery Systems LLC	10,675	4,577	(37,193)
Interest income and other non-cash items	(41,114)	(419)	(420)
Interest added to receivable from related parties	(29,099)	(15,493)	(12,039)
Gain on extinguishment of contingent obligations	-	-	(832,097)
Changes in operating assets and liabilities:
Trade accounts receivable	(23,161)	918,252	(1,041,288)
Prepaid expenses	(122,733)	43,472	(168,795)
Note receivable - related parties	(31,633)	(105,208)	6,388
Accounts payable and accrued liabilities	(269,428)	(848,669)	1,191,298
Income taxes	(292,729)	292,729	-
Deferred revenue	(55,802)	(64,226)	(65,385)
Deferred income - oil and gas lease	(360,765)	(645,720)	790,002
Net cash used in operating activities from continuing operations	(1,886,406)	(22,961,403)	(32,494)
Net cash provided by operating activities from discontinued operations	1,615,677	21,987,337	84,238
Net cash provided by (used in) operating activities	(270,729)	(974,066)	51,744

Cash flows from investing activities:
Investments in water, water systems and land	(1,209,416)	(2,101,253)	(3,864,443)
Sales and maturities of marketable securities	2,840,000	-	-
Purchase of short-term investments	(25,970,721)	-	-
Purchase of long-term investments	(6,855,189)	-	-
Proceeds from sale of land and easements	-	-	192,851
Purchase of property and equipment	(472,310)	(17,186)	(3,370)
Net cash used in investing activities from continuing operations	(31,667,636)	(2,118,439)	(3,674,962)
Net cash provided by (used in) investing activities from discontinued operations	(451,347)	44,650,149	5,811,265
Net cash provided by (used in) investing activities	(32,118,983)	42,531,710	2,136,303

Cash flows from financing activities:
Proceeds from exercise of options	-	48,825	-
Payment to contingent liability holders	(2,041)	(8,621)	(6,185)
Net cash (used in) provided by financing activities from continuing operations	(2,041)	40,204	(6,185)
Net cash used in financing activities from discontinued operations	-	(6,258,365)	(2,880,667)
Net cash used in financing activities	(2,041)	(6,218,161)	(2,886,852)

Net change in cash and cash equivalents	(32,391,753)	35,339,483	(698,805)
Cash and cash equivalents - beginning of year	37,089,041	1,749,558	2,448,363
Cash and cash equivalents - end of year	$4,697,288	$37,089,041	$1,749,558

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Retirement of collateral stock	$1,407,000	$-	$-
Reduction in Tap Participation Fee liability resulting from
remedies under the Arkansas River Agreement	$-	$-	$53,317,500
Reduction in Tap Participation Fee liability and HP A&M
receivable, collateral stock, and mineral interests received
as a result of settlement of the Arkansas River Agreement	$-	$1,894,203	$-
Assets acquired through WISE funding obligation	$-	$1,381,004	$-

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTE 1 – ORGANIZATION

Pure Cycle Corporation (the “Company”) was incorporated in Delaware in 1976 and reincorporated in Colorado in 2008. The Company owns assets in the Denver, Colorado metropolitan area. The Company is currently using its water assets located in the Denver metropolitan area to provide wholesale water and wastewater services to customers located in the Denver metropolitan area.

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

The Company believes it has sufficient working capital and financing sources to fund its operations for at least the next fiscal year. As of August 31, 2016, the Company had $4.7 million of cash and cash equivalents and $28.6 million of working capital.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a reputable financial institution. At various times during the fiscal year ended August 31, 2016, the Company’s main operating account exceeded federally insured limits. The Company has never suffered a loss due to such excess balance.

Investments

Management determines the appropriate classification of its investments in certificates of deposit and debt and equity securities at the time of purchase and reevaluates such determinations each reporting period.

Certificates of deposit and debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company has $6.9 million of investments classified as held-to-maturity at August 31, 2016 which represent certificates of deposit and U.S. treasury notes with maturity dates after August 31, 2017. Debt securities for which the Company does not have the positive intent or ability to hold to maturity are classified as available-for-sale, along with any investments in equity securities. Securities classified as available-for-sale are marked-to-market at each reporting period. Changes in value on such securities are recorded as a component of Accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. The Company’s certificates of deposit and debt securities mature at various dates through July 23, 2018.
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

Investments – The carrying amounts of investments approximate fair value. Investments are described further in Note 3 – Fair Value Measurements.

Accounts Payable – The carrying amounts of accounts payable approximate fair value due to the relatively short period to maturity for these instruments.

Long-Term Financial Liabilities – The Comprehensive Amendment Agreement No. 1 (the “CAA”) is comprised of a recorded balance and an off-balance sheet or “contingent” obligation associated with the Company’s acquisition of its “Rangeview Water Supply” (defined in Note 4 – Water and Land Assets). The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (defined in Note 4 – Water and Land Assets). Because of the uncertainty of the sale of Export Water, the Company has determined that the recorded balance of the CAA does not have a determinable fair value. The CAA is described further in Note 5 – Participating Interests in Export Water.

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

Cash Flows

The Company did not pay any interest during the fiscal year ended August 31, 2016. The Company paid $441,400 and $310,400 in interest during the fiscal years ended August 31, 2015 and 2014, respectively.

In the fiscal year ended August 31, 2016, the Company paid $292,700 for alternative minimum tax the Company owed as a result of the sale of the Company’s farm assets. The Company did not pay any income taxes during the fiscal years ended August 31, 2015 and 2014.

Trade Accounts Receivable

The Company records accounts receivable net of allowances for uncollectible accounts. Excluded in trade accounts receivable are balances due from discontinued operations. The Company has not recorded an allowance for uncollectible accounts in receivables from continuing operations for either of the periods ended August 31, 2016 or 2015. The allowance for uncollectible accounts was determined based on specific review of all past due accounts.

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

Revenue Recognition

The Company generates revenues through one line of business. Its revenues are derived through its wholesale water and wastewater business, which is described below.

The Company generates revenues through its wholesale water and wastewater business predominately from three sources: (i) monthly wholesale water usage fees and wastewater service fees, (ii) one-time water and wastewater tap fees and construction fees, and (iii) consulting fees. Because these items are separately delivered, the Company accounts for each of the items separately, as described below.

i.
Monthly wholesale water and wastewater service fees – Monthly wholesale water usage charges are assessed to the Company’s customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent (“SFE”) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company’s water or wastewater systems similar to the demand of a family of four persons living in a single family house on a standard sized lot. One SFE is assumed to have a water demand of approximately 0.4 acre feet per year and to contribute wastewater flows of approximately 300 gallons per day. Water usage pricing uses a tiered pricing structure. The Company recognizes wholesale water usage revenues upon delivering water to its customers or its governmental customers’ end-use customers, as applicable. Revenues recognized by the Company from the sale of "Export Water" are shown gross of royalties to the State of Colorado Board of Land Commissioners (the “Land Board”). Revenues recognized by the Company from the sale of water on the "Lowry Range" are shown net of royalties paid to the Land Board and amounts retained by the Rangeview Metropolitan District (the “District”). See further description of "Export Water" and the "Lowry Range" in Note 4 - Water and Land Assets under "Rangeview Water Supply and Water System."

The Company recognizes wastewater processing revenues monthly based on usage. The monthly wastewater service fees are shown net of amounts retained by the District. Amounts recognized for water and wastewater services during the fiscal years ended August 31, 2016, 2015 and 2014 are presented in the statements of operations. Costs of delivering water and providing wastewater service to customers are recognized as incurred.

The Company delivered 33.9 million, 97.5 million and 190.1 million gallons of water to customers during the fiscal years ended August 31, 2016, 2015 and 2014, respectively.

ii.
Water and wastewater tap fees and construction fees – Tap fees, also called system development fees, are received in advance, are non-refundable and are typically used to fund construction of certain facilities and defray the acquisition costs of obtaining water rights. Construction fees are fees used by the Company to construct assets that are typically required to be constructed by developers or home builders and are separate from tap fees.

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

From time to time, the Company enters into water service agreements to provide water service to customers. The Company owns the facilities which store, treat, and deliver the water and amortizes the cost of these facilities over their useful lives. The Company recognized $14,300 of tap fee revenue in each of the three fiscal years ended August 31, 2016, 2015 and 2014. The Company recognized $41,500 of “Special Facilities” funding as revenue in each of the three fiscal years ended August 31, 2016, 2015, and 2014. As of August 31, 2016, the Company has deferred recognition of $1.1 million of tap and construction revenue from customer agreements, which will be recognized as revenue ratably through 2036.

iii.
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

Oil and Gas Lease Payments

As further described in Note 4 – Water and Land Assets below, on March 10, 2011, the Company entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”), a wholly owned subsidiary of Anadarko Petroleum Company. Pursuant to the O&G Lease, on March 10, 2011, the Company received an up-front payment of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its Sky Ranch property. In December 2012, the O&G Lease was purchased by a wholly owned subsidiary of ConocoPhillips Company. The Company received an additional payment of $1,243,400 during February 2014 to extend the O&G Lease an additional two years through February 2016, which was recognized as income on a straight-line basis over two years (the extension term of the O&G Lease). In addition, during the fiscal years ended August 31, 2015 and 2014, the Company received up-front payments of $72,000 and $12,540, respectively, for the purpose of exploring for, developing, producing, and marketing oil and gas on 40 acres of mineral estate the Company owns adjacent to the Lowry Range (the “Rangeview Lease”). The Company recognizes the up-front payments on a straight-line basis over the terms of the respective leases. During the fiscal years ended August 31, 2016, 2015 and 2014, the Company recognized $360,800, $645,700, and $525,400, respectively, of income related to the up-front payments received pursuant to these leases.

As of August 31, 2016, the Company has deferred recognition of $19,000 of income related to the Rangeview Lease, which will be recognized as income ratably through June 2017.
During the three months ended February 28, 2015, two wells were drilled within the Company’s mineral interest. Beginning in March 2015, both wells were placed into service and began producing oil and gas and accruing royalties to the Company. In May 2015, certain gas collection infrastructure was extended to the property to allow the collection of gas from the wells and accrual of royalties attributable to gas production. During the fiscal years ended August 31, 2016 and 2015, the Company received $343,600 and $412,600, respectively, in royalties attributable to these two wells.

Share-based Compensation
The Company maintains a stock option plan for the benefit of its employees and directors. The Company records share-based compensation costs which are measured at the grant date based on the fair value of the award and are recognized as expense over the applicable vesting period of the stock award using the straight-line method. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options during the fiscal years ended August 31, 2016 and 2015 had no impact on the income tax provisions.

The Company recognized $219,900, $240,000, and $251,900 of share-based compensation expenses during the fiscal years ended August 31, 2016, 2015 and 2014, respectively.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company does not have any significant unrecognized tax benefits as of August 31, 2016.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2012 through fiscal 2015. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At August 31, 2016, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the fiscal years ended August 31, 2016, 2015 or 2014.

Discontinued Operations

In August 2015, the Company sold approximately 14,600 acres of irrigated farm land and related Arkansas River water rights, which were substantially all of the assets comprising the Company’s agricultural segment. Pursuant to the terms of the purchase and sale agreement, the Company continued to manage and receive the lease income until December 31, 2015. As a consequence of the sale, the operating results and the assets and liabilities of the discontinued operations, which formerly comprised the agricultural segment, are presented separately in the Company’s consolidated financial statements. Summarized financial information for the discontinued agricultural business is shown below. Prior period balances have been reclassified to present the operations of the agricultural business as a discontinued operation.

Discontinued Operations Statements of Operations

	Fiscal years ended August 31,
	2016	2015	2014
Farm revenues	$267,472	$1,127,155	$1,068,026
Farm expenses	(77,132)	(126,279)	(88,105)
Gross profit	190,340	1,000,876	979,921

General and administrative expenses	(313,389)	(760,192)	(911,230)
Impairment of land and water rights held for sale	-	-	(402,657)
Operating (loss) profit	(123,049)	240,684	(333,966)
Finance charges	38,428	21,710	14,392
(Loss) gain on sale of farm assets	4,273	(22,108,145)	1,407,326
Interest expense (1)	-	(390,505)	(239,200)
Interest imputed on the Tap Participation
Fee payable to HP A&M (2)	-	(23,816)	(1,445,509)
Taxes	-	(292,729)	-
Loss from discontinued operations, net of taxes	$(80,348)	$(22,552,801)	$(596,957)

(1) Interest expense represents interest accrued related to notes the Company had on its farm assets prior to the sale. All notes associated with the farms have been paid off, and as a result the Company no longer incurs interest on such notes.
(2)
Imputed interest represents an estimate of the interest accrued on the Tap Participation Fee payable to High Plains A&M, LLC (“HP A&M”), which was eliminated as a result of the settlement with HP A&M during the three months ended February 28, 2015. As a result, the Company no longer accrues interest related to the Tap Participation Fee.
The Company anticipates continued expenses through the end of calendar 2016 related to the discontinued operations. The Company will continue to incur expenses related to the remaining agricultural land the Company continues to own and for the purpose of collecting outstanding receivables.
The individual assets and liabilities of the discontinued agricultural business are combined in the captions “Assets of discontinued operations” and “Liabilities of discontinued operations” in the consolidated balance sheets. The carrying amounts of the major classes of assets and liabilities included part of the discontinued business are presented in the following table:

Discontinued Operations Balance Sheets

	August 31,
	2016	2015
Assets:
Trade accounts receivable	$227,060	$549,993
Escrow receivable	-	1,342,250
Land held for sale (1)	450,347	-
Prepaid expenses	2,880	65,309
Total assets	$680,287	$1,957,552

Liabilities:
Accounts payable	$-	$25,704
Accrued liabilities	4,394	90,725
Deferred revenues	-	900
Total liabilities	$4,394	$117,329

(1)
Land Held for Sale. During the fiscal quarter ended November 30, 2015, the Company purchased three farms totaling 700 acres for approximately $450,300. The farms were acquired to correct dry-up covenant issues related to water only farms to obtain the release of the escrow funds related to the Company’s farm sale to Arkansas River Farms, LLC. The Company intends to sell the farms within the next fiscal year.

Loss per Common Share

Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 338,100, 312,100, and 315,100 common share equivalents as of August 31, 2016, 2015 and 2014, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

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

In May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical

Expedients. ASU 2016-12 provides for amendments to ASU No. 2014-09, Revenue from Contracts with Customers, amending the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. Specifically, ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. ASU 2016-12 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim periods within that period. The Company is assessing the impact of ASU 2016-12, but it does not expect the adoption of ASU 2016-12 to have a material impact on its financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 provides for amendments to ASU No. 2014-09, Revenue from Contracts with Customers, reducing the complexity when applying the guidance for identifying performance obligations and improving the operability and understandability of the license implementation guidance. ASU 2016-10 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim periods within that period. The Company is assessing the impact of ASU 2016-10, but it does not expect the adoption of ASU 2016-10 to have a material impact on its financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 provides for amendments to ASU No. 2014-09, Revenue from Contracts with Customers, clarifying the implementation guidance on principal versus agent considerations in the new revenue recognition standard. Specifically, ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. ASU 2016- is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim periods within that period. The Company is assessing the impact of ASU 2016-08, but it does not expect the adoption of ASU 2016-08 to have a material impact on its financial statements.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the NASDAQ Stock Market. The Company had one of these assets and no liabilities as of August 31, 2016. The Company had no Level 1 assets or liabilities as of August 31, 2015.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had 36 Level 2 assets as of August 31, 2016, which consist of certificates of deposit and U.S. treasury notes. The Company had no Level 2 assets or liabilities as of August 31, 2015.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had no Level 3 assets or liabilities as of August 31, 2016 or 2015.
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
The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of August 31, 2016:
			Fair Value Measurement Using:
		Cost / Other	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Accumulated Unrealized Gains and
	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Money Market	$4,184,900	$4,184,900	$4,184,900	$-	$-	$-
Available for sale	$23,176,500	$23,173,400	$-	$23,176,500	$-	$3,100

NOTE 4 – WATER AND LAND ASSETS

The Company’s water and water systems consist of the following approximate costs and accumulated depreciation and depletion as of August 31:

	August 31, 2016		August 31, 2015
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Rangeview water supply	$14,444,600	$(9,400)	$14,444,600	$(8,800)
Sky Ranch water rights and other costs	6,607,400	(334,500)	6,440,800	(194,600)
Fairgrounds water and water system	2,899,900	(886,800)	2,899,900	(798,700)
Rangeview water system	1,624,800	(152,800)	1,256,300	(110,300)
Water supply – other	3,703,000	(297,800)	3,649,800	(193,900)
Construction in progress	723,500	-	323,500	-
Totals	30,003,200	(1,681,300)	29,014,900	(1,306,300)
Net investments in water and water systems	$28,321,900		$27,708,600

Depletion and Depreciation

The Company recorded $500, $7,000, and $4,400 of depletion charges during the fiscal years ended August 31, 2016, 2015 and 2014, respectively. During the fiscal year ended August 31, 2016, this related entirely to the Rangeview Water Supply (defined below), and during the fiscal years ended August 31, 2015 and 2014, this related to the Rangeview Water Supply and the Sky Ranch water supply (discussed below).

The Company recorded $419,600, $340,300 and $192,200 of depreciation expense in each of the fiscal years ended August 31, 2016, 2015 and 2014, respectively. These figures include depreciation for other equipment not included in the table above.

Rangeview Water Supply and Water System
The “Rangeview Water Supply” consists of 22,985 acre feet and is a combination of tributary surface water and groundwater rights along with certain storage rights associated with the Lowry Range, a 27,000-acre property owned by the Land Board located 16 miles southeast of Denver, Colorado. Approximately $14.4 million of Investments in Water and Water Systems on the Company’s balance sheet as of August 31, 2016, represents the costs of assets acquired or facilities constructed to extend water service to customers located on and off the Lowry Range. The recorded costs of the Rangeview Water Supply include payments to the sellers of the Rangeview Water Supply, design and construction costs and certain direct costs related to improvements to the asset including legal and engineering fees.
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

In July 2014, the Company, the District and the Land Board entered into the 2014 Amended and Restated Lease (the “Lease”), which superseded the original 1996 lease, and the Company and the District entered into an Amended and Restated Service Agreement. Collectively, the foregoing agreements, as amended, are referred to as the “Rangeview Water Agreements.”

Pursuant to the Rangeview Water Agreements, the Company owns 11,650 acre feet of water consisting of 10,000 acre feet of groundwater and 1,650 acre feet of average yield surface water which can be exported off the Lowry Range to serve area users (referred to as “Export Water”). The 1,650 acre feet of surface rights are subject to completion of documentation by the Land Board related to the Company’s exercise of its right to substitute an aggregate gross volume of 165,000 acre feet of its groundwater for 1,650 acre feet per year of adjudicated surface water and to use this surface water as Export Water. Additionally, assuming completion of the substitution of groundwater for surface water, the Company has the exclusive right to provide water and wastewater service, through 2081, to all water users on the Lowry Range and the right to develop an additional 12,035 acre feet of groundwater and 1,650 acre feet of adjudicated surface water to serve customers either on or off the Lowry Range. The Rangeview Water Agreements also provide for the Company to use surface reservoir storage capacity in providing water service to customers both on and off the Lowry Range.

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

Rates and charges for all water and wastewater services on the Lowry Range, including tap fees and usage or monthly fees, are governed by the terms of the Rangeview Water Agreements. Rates and charges are required to be less than the average of similar rates and charges of three surrounding municipal water and wastewater service providers, which are reassessed annually. Pursuant to the Rangeview Water Agreements the Land Board receives a royalty of 10% or 12% of gross revenues from the sale or disposition of the water depending on the purchaser of the water, except that the royalty on tap fees shall be 2% (other than taps sold for Sky Ranch which are exempt). The Company also is required to pay the Land Board a minimum annual water production fee, which will offset future royalty obligations. The Company and the Land Board are working cooperatively to clarify the calculation of the minimum annual production fee. Pursuant to the Company’s determination, the Company has made payments of $45,600 for each of the past two years. The Company does not anticipate any modification to the minimum fee to be material. The District retains 2% of the remaining gross revenues and the Company receives 98% of the remaining gross revenues after the Land Board royalty. The Land Board does not receive a royalty on wastewater fees. The Company receives 100% of the District’s wastewater tap fees and 90% of the District’s wastewater usage fees (the District retains the other 10%).
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

Sky Ranch

In 2010, the Company purchased approximately 931 acres of undeveloped land known as Sky Ranch. The property includes the rights to approximately 830 acre feet of water.

Total consideration for the land and water included the $7.0 million purchase price, plus direct costs and fees of $554,100. The Company allocated the total acquisition cost to the land and water rights based on estimates of each asset’s respective fair value.

O&G Lease – On March 10, 2011, the Company entered into the O&G Lease and the Surface Use Agreement with Anadarko. Pursuant to the O&G Lease, the Company received an up-front payment of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate owned by the Company at its Sky Ranch property. The Company also received $9,000 in surface use and damage payments. In December 2012, the O&G Lease was purchased by a wholly owned subsidiary of ConocoPhillips Company. The Company received an additional payment of $1,243,400 during February 2014 to extend the O&G Lease an additional two years through February 2016. The O&G Lease is now held by production entitling the Company to royalties based on production.

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

From time to time, the Company repurchased various portions of the CAA obligations, which retained their original priority. The Company did not make any CAA acquisitions during the fiscal years ended August 31, 2016 or 2015. In July 2014, the Land Board relinquished its approximately $2.4 million of CAA interests to the Company as part of a settlement of the 2011 lawsuit filed by the Company and the District against the Land Board.
As a result of the acquisitions, the relinquishment by the Land Board, and the sale of Export Water, as detailed in the table below, the remaining potential third-party obligation at August 31, 2016, is approximately $1 million:
	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third-party Obligation	Participating Interests Liability	Contingency
Original balances	$–	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2014:
Acquisitions	–	30,428,900	(30,428,900)	(10,622,100)	(19,806,800)
Option payments - Sky Ranch
and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees (1)	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	361,500	(262,800)	(98,700)	(34,300)	(64,400)
Balance at August 31, 2014	1,004,900	29,969,200	1,052,100	354,600	697,500
Fiscal 2015 activity:
Export Water sale payments	207,900	(183,200)	(24,700)	(8,600)	(16,100)
Balance at August 31, 2015	1,212,800	29,786,000	1,027,400	346,000	681,400
Fiscal 2016 activity:
Export Water sale payments	49,200	(43,300)	(5,900)	(2,000)	(3,900)
Balance at August 31, 2016	$1,262,000	$29,742,700	$1,021,500	$344,000	$677,500

(1)
The Arapahoe County tap fees are less $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive approximately $6 million of the first priority payout (the remaining entire first priority payout totals approximately $6.8 million as of August 31, 2016).

NOTE 6 – ACCRUED LIABILITIES

At August 31, 2016, the Company had accrued liabilities of $242,600, of which $160,000 was for accrued compensation, $5,700 was for estimated property taxes, $48,000 was for professional fees and the remaining $28,900 was related to operating payables.

At August 31, 2015, the Company had accrued liabilities of $499,800, of which $400,000 was for accrued compensation, $4,800 was for estimated property taxes, $52,500 was for professional fees and the remaining $42,500 was related to operating payables.

NOTE 7 – LONG-TERM DEBT AND OPERATING LEASE

As of August 31, 2016 and 2015, the Company had no debt.

The Participating Interests in Export Water Supply are obligations of the Company that have no scheduled maturity dates. Therefore, these liabilities are not disclosed in tabular format. However, the Participating Interests in Export Water Supply are described in Note 5 – Participating Interests in Export Water.

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

By consenting to the waiver of the contingencies set forth in the WISE Partnership Agreement, pursuant to the terms of the Rangeview/Pure Cycle WISE Project Financing Agreement (the “WISE Financing Agreement”) between the Company and the District, the Company has an agreement to fund the District’s participation in WISE effective as of December 22, 2014. The Company’s cost of funding the District’s purchase of its share of existing infrastructure and future infrastructure for WISE and funding operations and water deliveries related to WISE is projected to be approximately $5.6 million over the next five years. See further discussion in Note 14 – Related Party Transactions.

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

Equity Compensation Plan

The Company maintains the 2014 Equity Incentive Plan (the “2014 Equity Plan”), which was approved by shareholders in January 2014 and became effective April 12, 2014. Executives, eligible employees, consultants and non-employee directors are eligible to receive options and stock grants pursuant to the 2014 Equity Plan. Pursuant to the 2014 Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the Board. The Company has reserved 1.6 million shares of common stock for issuance under the 2014 Equity Plan. Awards to purchase 62,000 shares of the Company’s common stock have been made under the 2014 Equity Plan. Prior to the effective date of the 2014 Equity Plan, the Company granted stock awards to eligible participants under its 2004 Incentive Plan (the “2004 Incentive Plan”), which expired April 11, 2014. No additional awards may be granted pursuant to the 2004 Incentive Plan; however, awards outstanding as of April 11, 2014, will continue to vest and expire and may be exercised in accordance with the terms of the 2004 Incentive Plan.

The Company estimates the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”). Using the Black-Scholes model, the value of the portion of the award that is ultimately expected to vest is recognized as a period expense over the requisite service period in the statement of operations. Option forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company does not expect any forfeiture of its option grants and therefore the compensation expense has not been reduced for estimated forfeitures. During fiscal year 2015, 12,500 options expired and 16,500 were exercised. During fiscal year 2016, 10,000 options expired. The Company attributes the value of share-based compensation to expense using the straight-line single option method for all options granted.

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

In January 2016, the Company granted its non-employee directors options to purchase a combined 36,000 shares of the Company’s common stock pursuant to the 2014 Equity Plan. Options for 26,000 shares vest one year after the date of grant, and options for 10,000 shares vest one-half one year after the date of grant and one-half two years after the date of grant. All of the options expire 10 years after the date of grant. The Company calculated the fair value of the options granted during January 2016 at approximately $104,100, using the Black Scholes model with the following variables: weighted average exercise price of $4.26 (which was the closing sales price of the Company’s common stock on the date of grant); estimated option lives of 10 years; weighted average risk free interest rate of 2.06%; weighted average stock price volatility of 58.26%; and an estimated forfeiture rate of 0%. The $104,100 of stock-based compensation is being expensed monthly over the vesting periods.

In January 2015, the Company granted its non-employee directors options to purchase a combined 26,000 shares of the Company’s common stock pursuant to the 2014 Equity Plan. The options vest one year after the date of grant and expire 10 years after the date of grant. The Company calculated the fair value of the options granted during January 2015 at approximately $72,000, using the Black Scholes model with the following variables: weighted average exercise price of $4.17 (which was the closing sales price of the Company’s common stock on the date of grant); estimated option lives of 10 years; weighted average risk free interest rate of 1.77%; weighted average stock price volatility of 57.45%; and an estimated forfeiture rate of 0%. The $72,000 of stock-based compensation is being expensed monthly over the vesting periods.

In January 2014, the Company granted its non-employee directors options to purchase a combined 32,500 shares of the Company’s common stock pursuant to the 2004 Incentive Plan. The options vest one year after the date of grant and expire 10 years after the date of grant. The Company calculated the fair value of these options at $132,900 using the Black-Scholes model with the following variables: weighted average exercise price of $6.08 (which was the closing sales price of the Company’s common stock on the date of grant); estimated option lives of 10 years; estimated dividend rate of 0%; weighted average risk-free interest rate of 1.84%; weighted average stock price volatility of 63.6%; and an estimated forfeiture rate of 0%. The $132,900 of stock-based compensation was being expensed monthly over the vesting periods.

During the fiscal year ended August 31, 2015, 16,500 options were exercised. No options were exercised during the fiscal years ended August 31, 2016 or 2014.

The following table summarizes the stock option activity for the combined 2004 Incentive Plan and 2014 Equity Plan for the fiscal year ended August 31, 2016:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value
Outstanding at beginning of period	312,000	$5.10
Granted	36,000	$4.26
Exercised	-	$-
Forfeited or expired	(10,000)	$13.25
Outstanding at August 31, 2016	338,000	$4.77	5.68	$248,000

Options exercisable at August 31, 2016	302,000	$4.83	5.36	$227,100

The following table summarizes the activity and value of non-vested options as of and for the fiscal year ended August 31, 2016:

	Number of Options	Weighted-Average Grant Date Fair Value
Non-vested options outstanding at beginning of period	59,333	$3.66
Granted	36,000	2.89
Vested	(59,333)	3.66
Forfeited	-	-
Non-vested options outstanding at August 31, 2016	36,000	$2.89

All non-vested options are expected to vest. The total fair value of options vested during the fiscal years ended August 31, 2016, 2015 and 2014 was $216,900, $280,700 and $219,200, respectively. The weighted average grant date fair value of options granted during the fiscal years ended August 31, 2016, 2015 and 2014 was $2.89, $2.78, and $4.09, respectively.
Share-based compensation expense for the fiscal years ended August 31, 2016, 2015 and 2014, was $219,900, $240,000, and $251,900, respectively.
At August 31, 2016, the Company had unrecognized expenses relating to non-vested options that are expected to vest totaling $51,400. The weighted-average period over which these options are expected to vest is less than three years. The Company has not recorded any excess tax benefits to additional paid in capital.
Warrants
As of August 31, 2016, the Company had outstanding warrants to purchase 92 shares of common stock at an exercise price of $1.80 per share. These warrants expire six months from the earlier of:
(i)
The date all of the Export Water is sold or otherwise disposed of,
(ii)
The date the CAA is terminated with respect to the original holder of the warrant, or
(iii)
The date on which the Company makes the final payment pursuant to Section 2.1(r) of the CAA.
No warrants were exercised during fiscal 2016, 2015 or 2014.
NOTE 9 – SIGNIFICANT CUSTOMERS
The Company sells wholesale water and wastewater services to the District pursuant to the Rangeview Water Agreements. Sales to the District accounted for 67%, 19% and 9% of the Company’s total water and wastewater revenues for the fiscal years ended August 31, 2016, 2015 and 2014, respectively. The District had one significant customer, the Ridgeview Youth Services Center. Pursuant to the Rangeview Water Agreements, the Company is providing water and wastewater services to this customer on behalf of the District. The District’s significant customer accounted for 55%, 16%, and 7% of the Company’s total water and wastewater revenues for the fiscal years ended August 31, 2016, 2015 and 2014, respectively.
Revenues from another customer directly and indirectly represented approximately less than 1%, 75% and 88% of the Company’s water and wastewater revenues for the fiscal years ended August 31, 2016, 2015 and 2014, respectively.
The Company had accounts receivable from the District which accounted for 74% and 87% of the Company’s water and wastewater trade receivables balances at August 31, 2016 and 2015, respectively. Accounts receivable from the District’s largest customer accounted for 63% and 77% of the Company’s water and wastewater trade receivables as of August 31, 2016 and 2015, respectively.
NOTE 10 – INCOME TAXES

Deferred income taxes reflect the tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of August 31 are as follows:

	For the Fiscal Years Ended August 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$2,393,200	$1,816,200
Deferred revenue	344,300	503,300
Depreciation and depletion	247,400	320,300
Other	65,600	34,200
Valuation allowance	(3,050,500)	(2,674,000)
Net deferred tax asset	$-	$-

The Company has recorded a valuation allowance against the deferred tax assets as the Company is unable to reasonably determine if it is more likely than not that deferred tax assets will ultimately be realized.

Income taxes computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following for the fiscal years ended August 31:

	For the Fiscal Years Ended August 31,
	2016	2015	2014
Expected benefit from federal taxes at statutory rate of 34%	$(420,300)	$(195,500)	$97,100
State taxes, net of federal benefit	(40,700)	(19,000)	9,400
Expiration of net operating losses	-	-	89,400
Permanent and other differences	84,500	91,900	96,500
Change in valuation allowance	376,500	122,600	(292,400)
Total income tax expense / (benefit)	$-	$-	$-

At August 31, 2016, the Company has $6.5 million of net operating loss carryforwards available for income tax purposes, which expire between fiscal 2032 and 2036. Utilization of these net operating loss carryforwards may be subject to substantial annual ownership change limitations provided by the Internal Revenue Code. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization.

No net operating loss carryforwards expired during the fiscal years ended August 31, 2016 or 2015. Net operating loss carryforwards of $239,600 expired during the fiscal year ended August 2014.

NOTE 11 – 401(k) PLAN
The Company maintains a Pure Cycle Corporation 401(k) Profit Sharing Plan (the “Plan”), a defined contribution retirement plan for the benefit of its employees. The Plan is currently a salary deferral only plan, and at this time the Company does not match employee contributions. The Company pays the annual administrative fees of the Plan, and the Plan participants pay the investment fees. The Plan is open to all employees, age 21 or older, who have been employees of the Company for at least six months. During the fiscal years ended August 31, 2016, 2015 and 2014, the Company paid fees of $5,000, $3,800 and $3,600, respectively, for the administration of the Plan.

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

NOTE 13 – SEGMENT REPORTING

Prior to the sale of the Company’s agricultural assets and the residual operations through December 31, 2015, the Company operated primarily in two lines of business: (i) the wholesale water and wastewater business and (ii) the agricultural farming business. The Company has discontinued its agricultural farming operations. Currently the Company operates its wholesale water and wastewater services segment as its only line of business. The wholesale water and wastewater services business includes selling water service to customers, which is then provided by the Company using water rights owned or controlled by the Company and developing infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater.

NOTE 14 – RELATED PARTY TRANSACTIONS

On December 16, 2009, the Company entered into a Participation Agreement with the District, whereby the Company agreed to provide funding to the District in connection with the District joining the South Metro Water Supply Authority (“SMWSA”). The Company provided funding of $113,600, $78,600, and $114,900 for the fiscal years ended August 31, 2016, 2015, and 2014, respectively.

Through the WISE Financing Agreement, to date the Company made payments of $2,870,500 to purchase certain rights to use existing water transmission and related infrastructure acquired by the WISE project and to construct the connection to the WISE system. The amounts are included as Investments in Water and Water Systems on the Company’s balance sheet as of August 31, 2016. The Company anticipates spending the following over the next five fiscal years to fund the District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE and to fund operations and water deliveries related to WISE:
Estimated WISE Costs
	For the Fiscal Years Ended August 31,
	2017	2018	2019	2020	2021
Operations	$96,600	$96,600	$96,600	$96,600	$96,600
Water Delivery	45,000	225,000	495,000	675,000	855,000
Capital	464,000	339,000	464,000	1,339,200	57,100
Other	43,500	23,600	86,600	23,600	23,600
	$649,100	$684,200	$1,142,200	$2,134,400	$1,032,300

The Company has outstanding loans of $800,400 to the District and Sky Ranch Metropolitan District No. 5, which are both related parties, as discussed below:

The District

In 1995, the Company extended a loan to the District. The loan provided for borrowings of up to $250,000, is unsecured, and bears interest based on the prevailing prime rate plus 2% (5.5% at August 31, 2016). The maturity date of the loan is December 31, 2020. Beginning in January 2014, the District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect. The $628,500 balance of the notes receivable at August 31, 2016, includes borrowings of $260,200 and accrued interest of $368,300. The $591,200 balance of the notes receivable at August 31, 2015, includes borrowings of $237,000 and accrued interest of $354,200.

Sky Ranch Metropolitan District No. 5

Each year, beginning in 2012, the Company has entered into an Operation Funding Agreement with Sky Ranch Metropolitan District No. 5 obligating the Company to advance funding to the district for the district's operations and maintenance expenses for the then current calendar year. The District is expected to repay the amounts advanced pursuant to the funding agreements from future revenues from property tax assessments. All payments are subject to annual appropriations by the district in its absolute discretion. The advances by the Company accrue interest at a rate of 8% per annum from the date of the advance.

In November 2014, but effective as of January 1, 2014, the Company entered into a Facilities Funding and Acquisition Agreement with Sky Ranch Metropolitan District No. 5 obligating the Company to either finance district improvements or to construct improvements on behalf of the district subject to reimbursement. Improvements subject to this agreement are determined pursuant to a mutually agreed upon budget. Each year in September, the partieis are to mutually determine the improvements required for the following year and finalize a budget by the end of October. Each advance or reimbursable expense accrues interest at a rate of 6% per annum. No payments are required by the district unless and until the district issues bonds in an amount sufficient to reimburse the Company for all or a portion of the advances and costs incurred.

Pursuant to the Operation Funding Agreements and the Facilities Funding and Acquisition Agreement, the Company has provided funding to the district in the amounts of $8,500, $97,500 and $50,900 for the fiscal years 2016, 2015, and 2014, respectively. The $171,900 balance of the receivable at August 31, 2016, includes advances of $156,900 and accrued interest of $15,000. Upon the district's ratification of the advances and related expenditures, the amount was reclassified to long-term and is recorded as part of Notes receivable – related parties.

NOTE 15 – UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations

	2016				2015
	Three months ended				Three months ended
	30 Nov	29 Feb	31 May	31 Aug	30 Nov	28 Feb	31 May	31 Aug
	(In thousands, except per share data)
Total revenues	$126	$76	$101	$149	$570	$372	$120	$135
Gross margin	(7)	(44)	(34)	8	373	217	(19)	(134)
Operating loss	(472)	(557)	(533)	(618)	47	(324)	(448)	(952)
Net income (loss)	$(97)	$(271)	$(422)	$(521)	$10	$(86)	$30	$(23,082)

Basic and diluted
income (loss) per share	*	$(0.01)	$(0.02)	$(0.03)	*	*	*	$(0.96)
* Amount is less than $.01 per share

The following item had a significant impact on the Company’s net income (loss):
●
In August 2015, the Company sold its remaining farm portfolio. The Company recognized a loss of $22.1 million.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with accountants on accounting and financial disclosures.

Item 9A – Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of August 31, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (“2013 COSO Framework”). Based on our assessment, we determined that, as of August 31, 2016, our internal control over financial reporting was effective based on those criteria.
(c)
Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of August 31, 2016, has been audited by GHP Horwath, P.C., an independent registered public accounting firm, as stated in its attestation report which is included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(d)
Changes in Internal Controls
No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees, which is available on our website at www.purecyclewater.com. We intend to disclose any amendments to or waivers from the provisions of our Code of Business Conduct and Ethics that are applicable to our principal executive officer, principal financial officer or principal accounting officer and that relate to any element of the SEC’s definition of code of ethics by posting such information on our website, in a press release, or on a Current Report on Form 8-K.

Information required by this item will be contained in, and is incorporated herein by reference to, our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act for the Annual Meeting of Shareholders to be held in January 2017, which is expected to be filed on or about December 5, 2016 (the “Proxy Statement”).

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

Item 14 – Principal Accounting Fees and Services

The information required by this item will be included in, and is incorporated herein by reference to, our Proxy Statement.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Form 10-K
(1)	Financial Statements See “Index to Consolidated Financial Statements and Supplementary Data” in Part II, Item 8 of this Form 10-K.
(2)	Financial Statement Schedules All schedules are omitted either because they are not required or the required information is shown in the consolidated financial statements or notes thereto.
(3)	Exhibits The exhibits listed on the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-K, unless otherwise indicated.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION

By:  /s/ Mark W. Harding
Mark W. Harding, President and Chief Financial Officer
October 27, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark W. Harding	President, Chief Financial Officer and Director	October 27, 2016
Mark W. Harding	(Principal Executive Officer, Principal Financial and Accounting Officer)
/s/ Harrison H. Augur
Harrison H. Augur	Chairman, Director	October 27, 2016
/s/ Patrick J. Beirne
Patrick J. Beirne	Director	October 27, 2016
/s/ Arthur G. Epker III
Arthur G. Epker III	Director	October 27, 2016
/s/ Richard L. Guido
Richard L. Guido	Director	October 27, 2016
/s/ Peter C. Howell
Peter C. Howell	Director	October 27, 2016

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of the Company. Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on December 14, 2007.
3.2	Bylaws of the Company. Incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed on December 14, 2007.
4.1	Specimen Stock Certificate. Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2015.
10.1	2004 Incentive Plan, effective April 12, 2004. Incorporated by reference to Exhibit F to the Proxy Statement for the Annual Meeting held on April 12, 2004. **

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

10.6
Agreement for Water Service dated August 3, 2005 among the Company, Rangeview Metropolitan District and Arapahoe County incorporated by reference to Exhibit 10.24 to the Current Report on Form 8-K filed on August 4, 2005.

10.7
Amendment No. 1 to Agreement for Water Service dated August 25, 2008, between the Company and Arapahoe County. Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

10.8	Paid-Up Oil and Gas Lease dated March 14, 2011, between the Company and Anadarko E&P Company, L.P. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2011.
10.9
Surface Use and Damage Agreement dated March 14, 2011, between the Company and Anadarko E&P Company, L.P. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 15, 2011.

10.10	2014 Equity Incentive Plan, effective April 12, 2014. Incorporated by reference to Exhibit A to the Proxy Statement for the Annual Meeting held on January 15, 2014. **
10.11
2014 Amended and Restated Lease Agreement, dated July 10, 2014, by and between the Land Board, the District, and the Company. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 14, 2014.

10.12
2014 Amended and Restated Service Agreement, dated July 10, 2014, by and between the Company and the District. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 14, 2014.

10.13
Business Loan Agreement dated October 27, 2014, between the Company and The First National Bank of Las Animas. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 29, 2014.

10.14
Commercial Pledge Agreement, dated October 27, 2014, between the Company and The First National Bank of Las Animas. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 29, 2014.

10.15	Rangeview/Pure Cycle WISE Project Financing Agreement, effective as of December 22, 2014. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 30, 2014.
10.16
South Metro WISE Authority Formation and Organizational Intergovernmental Agreement, dated December 31, 2013. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2014.

10.17
Amended and Restated WISE Partnership – Water Delivery Agreement, dated December 31, 2013, among the City and County of Denver acting through its Board of Water Commissioners, the City of Aurora acting by and through its Utility Enterprise, and South Metro WISE Authority. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2014.

10.18
Agreement for Purchase and Sale of Western Pipeline Capacity, dated November 19, 2014, among the Rangeview Metropolitan District and certain members of the South Metro WISE Authority. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2014.

10.19
Settlement Agreement and Mutual Release, dated January 29, 2015, by and between HP A&M, the Company and PCY Holdings. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2015.

10.20
Purchase and Sale Agreement among the Company, PCY Holdings and Arkansas River Farms, LLC, dated March 11, 2015. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 17, 2015.

10.21
First Amendment to Purchase and Sale Agreement among the Company, PCY Holdings and Arkansas River Farms, dated March 31, 2015. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 21, 2015.

10.22
Second Amendment to Purchase and Sale Agreement among the Company, PCY Holdings and Arkansas River Farms, dated May 18, 2015. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 21, 2015.

10.23
Third Amendment to Purchase and Sale Agreement among the Company, PCY Holdings and Arkansas River Farms, dated June 18, 2015. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 19, 2015

10.24
Fourth Amendment to Purchase and Sale Agreement among the Company, PCY Holdings and Arkansas River Farms, dated July 2, 2015. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2015.

21.1	Subsidiaries
23.1	Consent of GHP Horwath, P.C. *
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***

XBRL Instance Document. *

XBRL Taxonomy Extension Schema Document. *

XBRL Taxonomy Extension Calculation Linkbase Document. *

XBRL Taxonomy Extension Definition Linkbase Document. *

XBRL Taxonomy Extension Label Linkbase Document. *

XBRL Taxonomy Extension Presentation Linkbase Document. *

_______________________________
*
Filed herewith
**
Indicates management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
***
Furnished herewith