Form 10-Q
period 2016-11-30
PURE CYCLE CORP
filed 2017-01-04
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 X
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2016
or
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
Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [ ] No [X]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 4, 2017:
Common stock, 1/3 of $.01 par value	23,754,098
(Class)	(Number of Shares)

PURE CYCLE CORPORATION
INDEX TO NOVEMBER 30, 2016 FORM 10-Q

Page

PART I. FINANCIAL INFORMATION	1

Item 1. Consolidated Financial Statements	1

Consolidated Balance Sheets:
November 30, 2016 (unaudited) and August 31, 2016	1

Consolidated Statements of Operations and Comprehensive Income (Loss):
For the three months ended November 30, 2016 and 2015 (unaudited)	2

Consolidated Statement of Shareholders’ Equity:
For the three months ended November 30, 2016 (unaudited)	3

Consolidated Statements of Cash Flows:
For the three months ended November 30, 2016 and 2015 (unaudited)	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION	28

Item 6. Exhibits	28

SIGNATURES	29

i

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:	November 30, 2016	August 31, 2016
Current assets:	(unaudited)
Cash and cash equivalents	$5,580,969	$4,697,288
Short-term investments	21,758,691	23,176,450
Trade accounts receivable	199,407	181,006
Prepaid expenses and other current assets	379,173	350,819
Assets of discontinued operations	647,353	680,287
Total current assets	28,565,593	29,085,850

Long-term investments	6,846,562	6,853,276
Investments in water and water systems, net	28,445,851	28,321,926
Land and mineral interests	5,398,742	5,345,800
Notes receivable - related parties, including accrued interest	817,844	800,369
Other assets	458,065	472,393
Total assets	$70,532,657	$70,879,614

LIABILITIES:
Current liabilities:
Accounts payable	$329,606	$160,390
Accrued liabilities	63,685	242,624
Deferred revenues	55,800	55,800
Deferred oil and gas lease payment	13,000	19,000
Liabilities of discontinued operations	6,042	4,394
Total current liabilities	468,133	482,208

Deferred revenues, less current portion	1,041,540	1,055,491
Participating Interests in Export Water Supply	342,423	343,966
Total liabilities	1,852,096	1,881,665

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $.001 per share, 25 million shares authorized;
432,513 shares issued and outstanding
(liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized;
23,754,098 and 23,754,098 shares outstanding, respectively	79,185	79,185
Collateral stock	-	-
Additional paid-in capital	171,241,036	171,198,241
Accumulated other comprehensive income (loss)	(19,089)	3,122
Accumulated deficit	(102,621,004)	(102,283,032)
Total shareholders' equity	68,680,561	68,997,949
Total liabilities and shareholders’ equity	$70,532,657	$70,879,614

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended November 30,
	2016	2015
Revenues:
Metered water usage	$141,101	$56,780
Wastewater treatment fees	12,323	10,303
Special facility funding recognized	10,377	10,377
Water tap fees recognized	3,574	3,574
Other	31,723	44,876
Total revenues	199,098	125,910

Expenses:
Water service operations	(79,865)	(67,316)
Wastewater service operations	(7,576)	(7,074)
Depletion and depreciation	(41,805)	(41,655)
Other	(16,261)	(15,928)
Total cost of revenues	(145,507)	(131,973)
Gross profit (loss)	53,591	(6,063)

General and administrative expenses	(443,240)	(422,356)
Depreciation	(73,987)	(52,916)
Operating loss	(463,636)	(481,335)

Other income (expense):
Oil and gas lease income, net	5,265	161,430
Oil and gas royalty income, net	68,128	122,146
Interest income	73,566	63,821
Other	(2,615)	(2,663)
Net loss from continuing operations	(319,292)	(136,601)
(Loss) income from discontinued operations, net of taxes	(18,680)	39,060
Net loss	$(337,972)	$(97,541)
Unrealized holding losses	(22,211)	-
Total comprehensive (loss) income	$(360,183)	$(97,541)

Basic and diluted net income (loss) per common share
Loss from continuing operations	$(0.01)	*
(Loss) income from discontinued operations	*	*
Net loss	$(0.01)	*

Weighted average common shares outstanding basic and diluted	23,754,098	23,912,323

* Amount is less than $.01 per share

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three months ended November 30, 2016
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
August 31, 2016 balance:	432,513	$433	23,754,098	$79,185	$171,198,241	$3,122	$(102,283,032)	$68,997,949
Share-based compensation	–	–	–	–	42,795	–	–	42,795
Net loss	–	–	–	–	–	–	(337,972)	(337,972)
Unrealized holding loss on investments	–	–	–	–	–	(22,211)	–	(22,211)
November 30, 2016 balance:	432,513	$433	23,754,098	$79,185	$171,241,036	$(19,089)	$(102,621,004)	$68,680,561

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended November 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(337,972)	$(97,541)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and depletion	115,668	94,571
Investment in Well Enhancement Recovery Systems, LLC	2,612	2,633
Stock-based compensation expense	42,795	53,690
Interest income and other non-cash items	(22,316)	(105)
Interest added to receivable from related parties	(12,476)	(3,226)
Changes in operating assets and liabilities:
Trade accounts receivable	(18,401)	(51,332)
Prepaid expenses	(28,354)	60,860
Notes receivable - related parties	(4,999)	-
Accounts payable and accrued liabilities	(9,723)	(470,230)
Income taxes	-	(292,729)
Deferred revenues	(13,951)	(13,951)
Deferred oil and gas lease payment	(6,000)	(161,430)
Net cash provided by (used in) operating activities from continuing operations	(293,117)	(878,790)
Net cash provided by (used in) operating activities from discontinued operations	34,581	18,299
Net cash used in operating activities	(258,536)	(860,491)

Cash flows from investing activities:
Sale of short-term investments	1,424,473	-
Investments in water, water systems, and land	(265,371)	(25,168)
Purchase of property and equipment	(15,342)	(248,866)
Net cash provided by (used in) investing activities from continuing operations	1,143,760	(274,034)
Net cash used in investing activities from discontinued operations	-	(443,620)
Net cash provided by (used in) investing activities	1,143,760	(717,654)

Cash flows from financing activities:
Payments to contingent liability holders	(1,543)	(492)
Net cash used in financing activities from continuing operations	(1,543)	(492)
Net cash provided by financing activities from discontinued operations	-	-
Net cash (used in) provided by financing activities	(1,543)	(492)
Net change in cash and cash equivalents	883,681	(1,578,637)
Cash and cash equivalents – beginning of period	4,697,288	37,089,041
Cash and cash equivalents – end of period	$5,580,969	$35,510,404

SUPPLEMENTAL DISCLSOURES OF NON-CASH ACTIVITIES
Retirement of collateral stock	$-	$1,407,000

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2016

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The November 30, 2016 consolidated balance sheet, the consolidated statements of operations and comprehensive income (loss) for the three months ended November 30, 2016 and 2015, the consolidated statement of shareholders’ equity for the three months ended November 30, 2016, and the consolidated statements of cash flows for the three months ended November 30, 2016 and 2015 have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at November 30, 2016, and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016 (the “2016 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2016. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full fiscal year. The August 31, 2016 balance sheet was derived from the Company’s audited consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a reputable financial institution. At various times during the three months ended November 30, 2016, the Company’s main operating account exceeded federally insured limits. The Company has never suffered a loss due to such excess balance.

Investments

Management determines the appropriate classification of its investments in certificates of deposit and debt and equity securities at the time of purchase and re-evaluates such determinations each reporting period.

Certificates of deposit and debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company has $6,846,600 of investments classified as held-to-maturity at November 30, 2016, which represent certificates of deposit and U.S. treasury notes with maturity dates after November 30, 2017. Certificates of deposit and debt securities that the Company does not have the positive intent or ability to hold to maturity are classified as available-for-sale, along with any investments in equity securities. Securities classified as available-for-sale are marked-to-market at each reporting period. Changes in value on such securities are recorded as a component of Accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. The Company’s certificates of deposit and debt securities mature at various dates through February 28, 2018.

Concentration of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. From time to time, the Company places its cash in money market instruments, certificates of deposit and U.S. government treasury obligations. To date, the Company has not experienced significant losses on any of these investments.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2016

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

Long-Term Financial Liabilities – The Comprehensive Amendment Agreement No. 1 (the “CAA”) is comprised of a recorded balance and an off-balance sheet or “contingent” obligation associated with the Company’s acquisition of its “Rangeview Water Supply” (defined in Note 4 – Water and Land Assets to the 2016 Annual Report). The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (defined in Note 4 – Water and Land Assets to the 2016 Annual Report). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value. The CAA is described further in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply.

Notes Receivable – Related Parties – The fair value of the notes receivable – related parties from Rangeview Metropolitan District (the “District”) and Sky Ranch Metropolitan District No. 5 are not practical to estimate due to the related party nature of the underlying transactions.

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

Revenue Recognition

Wholesale Water and Wastewater Fees – Monthly wholesale water usage charges are assessed to the Company’s customers based on actual metered usage each month plus a base monthly service fee. The Company recognizes wholesale water usage revenues upon delivering water to its customers or its governmental customer’s end-use customers, as applicable. The Export Water revenues recognized by the Company are shown gross of royalties to the State of Colorado Board of Land Commissioners (the “Land Board”). The water revenues recognized by the Company from the sale of water on the “Lowry Range” (described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2016 Annual Report) are shown net of royalties paid to the Land Board and amounts retained by the District. The Company recognized $141,100 and $56,800 of metered water usage revenues during the three months ended November 30, 2016 and 2015, respectively.

The Company recognizes wastewater treatment fees monthly based on usage. The monthly wastewater treatment fees are shown net of amounts retained by the District. The Company recognized $12,300 and $10,300 of wastewater treatment fees during the three months ended November 30, 2016 and 2015, respectively. Costs of delivering water and providing wastewater services to customers are recognized as incurred.

Tap and Construction Fees – The Company has various water and wastewater service agreements, a component of which may include tap and construction fees. The Company recognizes water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in Part I, Item 1 of the 2016 Annual Report) constructed to provide service to Arapahoe County, Colorado (the “County”). The Company recognized $3,600 of water tap fee revenues during each of the three months ended November 30, 2016 and 2015, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the Land Board and amounts paid to third parties pursuant to the CAA as further described in Note 4 – Long-Term Obligations and Operating Lease below.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2016

The Company recognized $10,400 of “Special Facilities” (defined in Part I, Item 1 of the 2016 Annual Report) funding as revenue during each of the three months ended November 30, 2016 and 2015, respectively. This is the ratable portion of the Special Facilities funding proceeds received from water agreements as more fully described in Note 2 – Summary of Significant Accounting Policies to the 2016 Annual Report.

As of November 30, 2016, and August 31, 2016, the Company has deferred recognition of approximately $1,097,300 and $1,111,300, respectively, of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

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

Oil and Gas Lease Payments

As further described in Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2016 Annual Report, in March 2011, the Company entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”) which were subsequently purchased by a wholly owned subsidiary of ConocoPhillips Company. Pursuant to the O&G Lease, during the year ended August 31, 2011, the Company received an up-front payment of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its “Sky Ranch” property (described in Note 4 – Water and Land Assets to the 2016 Annual Report). The Company began recognizing the up-front payments as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. The Company received an additional payment of $1,243,400 during February 2014 to extend the O&G Lease an additional two years through February 2016, which was recognized as income on a straight-line basis over two years (the extension term of the O&G Lease). During the fiscal year ended August 31, 2014, the Company received an up-front payment of $72,000 for the purpose of exploring for, developing, producing, and marketing oil and gas on 40 acres of mineral estate the Company owns adjacent to the Lowry Range (the “Rangeview Lease”). The Company recognized $6,000 and $161,400 during each of the three months ended November 30, 2016 and 2015, respectively, of lease income related to the up-front payments received pursuant to the O&G Lease and the Rangeview Lease.

As of November 30, 2016 and August 31, 2016, the Company has deferred recognition of $13,000 and $19,000, respectively, of income related to the Rangeview Lease, which will be recognized into income ratably through June 2017.

During the three months ended February 28, 2015, two wells were drilled within the Company’s mineral interest. Beginning in March 2015, both wells were placed into service and began producing oil and gas and accruing royalties to the Company. In May 2015, certain gas collection infrastructure was extended to the property to allow the collection of gas from the wells and accrual of royalties attributable to gas production. During the three months ended November 30, 2016 and 2015, the Company received $68,100 and $122,100, respectively, in royalties attributable to these two wells.

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
NOVEMBER 30, 2016

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

Share-Based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company records share-based compensation costs as expense over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options has no impact on the income tax provisions. The Company recognized $42,800 and $53,700 of share-based compensation expense during the three months ended November 30, 2016 and 2015, respectively.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits as of November 30, 2016.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal year 2014 through fiscal year 2016. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At November 30, 2016, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended November 30, 2016 or 2015.

Discontinued Operations

In August 2015, the Company sold substantially all of its Arkansas River water and land properties. Pursuant to the terms of the purchase and sale agreement, the Company continued to manage and receive the lease income until December 31, 2015. The operating results and the assets and liabilities of the discontinued operations, which formerly comprised the agricultural segment, are presented separately in the Company’s consolidated financial statements. Summarized financial information for the discontinued agricultural business is shown below. Prior period balances have been reclassified to present the operations of the agricultural business as a discontinued operation.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2016

Discontinued Operations Income Statement

	Three Months Ended November 30,
	2016	2015
Farm revenues	$-	$212,248
Farm expenses	-	(15,632)
Gross (loss) profit	-	196,616

General and administrative expenses	19,626	171,902
Operating (loss) profit	(19,626)	24,714
Finance charges	946	15,951
Interest expense	-	(1,605)
Income (loss) from discontinued operations	$(18,680)	$39,060

The Company anticipates continued expenses through calendar 2017 related to the discontinued operations. The Company will continue to incur expenses (including property taxes) related to the remaining agricultural land the Company continues to own and for the purpose of collecting outstanding receivables.
The individual assets and liabilities of the discontinued agricultural business are combined in the captions “Assets of discontinued operation” and “Liabilities of discontinued operation” in the consolidated balance sheet. The carrying amounts of the major classes of assets and liabilities included part of the discontinued business are presented in the following table:

Discontinued Operations Balance Sheet

	November 30, 2016	August 31, 2016
Assets:
Trade accounts receivable	$193,451	$227,060
Land held for sale (*)	453,182	450,347
Prepaid expenses	720	2,880
Total assets	$647,353	$680,287

Liabilities:
Accrued liabilities	$6,042	$4,394
Total liabilities	$6,042	$4,394

(*) Land Held for Sale. During the fiscal quarter ended November 30, 2015, the Company purchased three farms totaling 700 acres for approximately $453,200. The farms were acquired in order to correct dry-up covenant issues related to water only farms in order obtain the release of the escrow funds related to the Company’s farm sale to Arkansas River Farms, LLC. The Company intends to sell the farms during fiscal year 2017.

Income (Loss) per Common Share

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 448,100 and 312,100 common share equivalents were outstanding as of November 30, 2016 and 2015, respectively, and have been included in the calculation of net income per common share but excluded from the calculation of loss per common share as their effect is anti-dilutive.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2016

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

In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. The Company will adopt the guidance on September 1, 2018. The Company does not expect the adoption of the ASU to have a material impact on its wholesale water and wastewater and consulting fees as the underlying contracts with these customers are relatively straightforward and contain no complex components. The Company is currently assessing the impact of the ASU on its water and wastewater tap and construction fees. The Company anticipates this assessment to be completed in fiscal 2017.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2016

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the NASDAQ Stock Market. The Company had none of these instruments as of November 30, 2016 or August 31, 2016.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had 61 and 36 Level 2 assets as of November 30, 2016 and August 31, 2016, respectively, which consist of certificates of deposit and U.S. treasury notes.
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had no Level 3 assets or liabilities as of November 30, 2016 or August 31, 2016.

The Company maintains policies and procedures to value instruments using what management believes to be the best and most relevant data available.

Level 2 Asset – Available for Sale Securities. The Company’s available for sale securities are the Company’s only financial asset measured at fair value on a recurring basis. The fair value of the available for sale securities is based on the values reported by the financial institutions where the funds are held. These securities include only federally insured certificates of deposit and U.S. treasury notes.

The Company’s non-financial assets measured at fair value on a non-recurring basis consist entirely of its investments in water and water systems, land held for sale, and other long-lived assets. See Note 3 – Water and Land Assets below.

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of November 30, 2016:

			Fair Value Measurement Using:
		Cost / Other	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Accumulated Unrealized Gains and
	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Available for sale	$21,758,691	$21,780,902	$-	$21,758,691	$-	$(22,211)

NOTE 3 – WATER AND LAND ASSETS

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2016 Annual Report. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three months ended November 30, 2016.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2016

The Company’s Investments in Water and Water Systems consist of the following costs and accumulated depreciation and depletion at November 30, 2016 and August 31, 2016:

	November 30, 2016		August 31, 2016
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Rangeview water supply	$14,457,400	$(9,600)	$14,444,600	$(9,400)
Sky Ranch water rights and other costs	6,691,400	(361,400)	6,607,400	(334,500)
Fairgrounds water and water system	2,899,800	(908,800)	2,899,900	(886,800)
Rangeview water system	1,637,500	(166,300)	1,624,800	(152,800)
Water supply – other	3,703,600	(323,600)	3,703,000	(297,800)
Construction in progress	825,900	-	723,500	-
Totals	30,215,600	(1,769,700)	30,003,200	(1,681,300)
Net investments in water and water systems	$28,445,900		$28,321,900

Capitalized terms in this section not defined herein are defined in Note 4 – Water and Land Assets to the 2016 Annual Report.

Depletion and Depreciation. The Company recorded depletion charges of $300 and $100 during the three months ended November 30, 2016 and 2015, respectively. During the three months ended November 30, 2016, the depletion was related entirely to the Rangeview and Sky Ranch water assets.

The Company recorded $115,700 and 94,500 of depreciation expense during the three months ended November 30, 2016 and 2015, respectively. These figures include depreciation for other equipment not included in the table above.

NOTE 4 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

The Participating Interests in Export Water Supply is an obligation of the Company that has no scheduled maturity date. Therefore, maturity of this liability is not disclosed in tabular format, but is described below.

Participating Interests in Export Water Supply

The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990s. The acquisition was consummated with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of $11.1 million, which represented the cash the Company received from the participating interest holders that was used to purchase the Company’s Export Water (described in greater detail in Note 4 – Water and Land Assets to the 2016 Annual Report). The Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders in return for their initial $11.1 million investment. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability was not reflected on the Company’s balance sheet because the obligation to pay this is contingent on the sale of Export Water, the amounts and timing of which are not reasonably determinable.

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
NOVEMBER 30, 2016

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

From time to time, the Company reacquired various portions of the CAA obligations, which retained their original priority. The Company did not make any CAA acquisitions during the three months ended November 30, 2016 or 2015.

As a result of the acquisitions and the sale of Export Water, as detailed in the table below, the remaining potential third-party obligation at November 30, 2016, is approximately $1 million, and the Company has the right to approximately $29.8 million in Export Water proceeds:

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third-Party Obligation	Paticipating Interests Liability	Contingency
Original balances	$–	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2015:
Acquisitions	–	30,428,900	(30,428,900)	(10,622,100)	(19,806,800)
Option payments - Sky Ranch
and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees *	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	618,400	(489,100)	(129,300)	(44,900)	(84,400)
Balance at August 31, 2016	1,261,800	29,742,900	1,021,500	344,000	677,500
Fiscal 2017 activity:
Export Water sale payments	37,200	(32,700)	(4,500)	(1,600)	(2,900)
Balance at November 30, 2016	$1,299,000	$29,710,200	$1,017,000	$342,400	$674,600
 * The Arapahoe County tap fees are net of $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities that call for payments to CAA holders in order of their priority. This means the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive approximately $6 million of the first priority payout (the remaining entire first priority payout totals approximately $6.7 million as of November 30, 2016).

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2016

Operating Lease

Effective January 2016, the Company entered into an operating lease for approximately 2,500 square feet of office and warehouse space. The lease has a one-year term with payments of $3,000 per month. The Company intends to renew this lease in January 2017 on similar terms.

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

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the three months ended November 30, 2016:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Oustanding at August 31, 2016	338,000	$4.83
Granted	110,000	5.58
Exercised	-	-
Forfeited or expired	-	-
Outstanding at November 30, 2016	448,000	$4.97	6.52	$267,540

Options exercisable at November 30, 2016	302,000	$4.83	5.11	$242,680

The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan as of and for the three months ended November 30, 2016:

	Number of Options	Weighted-Average Grant Date Fair Value
Non-vested options oustanding at August 31, 2016	36,000	$2.89
Granted	110,000	3.73
Vested	-	-
Forfeited	-	-
Non-vested options outstanding at November 30, 2016	146,000	$3.52

All non-vested options are expected to vest.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2016

Stock-based compensation expense was $42,800 and $53,700 for the three months ended November 30, 2016 and 2015, respectively.

At November 30, 2016, the Company had unrecognized expenses relating to non-vested options that are expected to vest totaling $293,600, which options have a weighted average life of less than three years. The Company has not recorded any excess tax benefits to additional paid-in capital.

NOTE 6 – RELATED PARTY TRANSACTIONS

On December 16, 2009, the Company entered into a Participation Agreement with the District, whereby the Company agreed to provide funding to the District in connection with the District joining the South Metro Water Supply Authority (“SMWSA”). On November 10, 2014, the Company and the District entered into the WISE Financing Agreement which become effective December 22, 2014, whereby the Company agreed to fund the District’s cost of participating in a regional water supply project known as the WISE partnership. The Company anticipates spending approximately $5.6 million over the next five fiscal years to fund the District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE and to fund operations and water deliveries related to WISE.

In 1995, the Company extended a loan to the District, a related party. The loan provided for borrowings of up to $250,000, is unsecured, bears interest based on the prevailing prime rate plus 2% (5.50% at November 30, 2016) and the maturity date of the loan is December 31, 2020. Beginning in January 2014, the District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect. The $652,200 balance of the note receivable at November 30, 2016, includes borrowings of $283,700 and accrued interest of $368,500.

Each year, beginning in 2012, the Company has entered into an Operation Funding Agreement with Sky Ranch Metropolitan District No. 5 obligating the Company to advance funding to the district for the district’s operations and maintenance expenses for the then current calendar year. The district is expected to repay the amounts advanced pursuant to the funding agreements from future revenues from property tax assessments. All payments are subject to annual appropriations by the district in its absolute discretion. The advances by the Company accrue interest at a rate of 8% per annum from the date of the advance.

In November 2014, but effective as of January 1, 2014, the Company entered into a Facilities Funding and Acquisition Agreement with Sky Ranch Metropolitan District No. 5 obligating the Company to either finance district improvements or to construct improvements on behalf of the district subject to reimbursement. Improvements subject to this agreement are determined pursuant to a mutually agreed upon budget. Each year in September, the parties are to mutually determine the improvements required for the following year and finalize a budget by the end of October. Each advance or reimbursable expense accrues interest at a rate of 6% per annum. No payments are required by the district unless and until the district issues bonds in an amount sufficient to reimburse the Company for all or a portion of the advances and costs incurred.

The $165,600 balance of the receivable due pursuant to the Operation Funding Agreements and the Facilities Funding and Acquisition Agreement at November 30, 2016, includes advances of $142,000 and accrued interest of $23,600. Upon the district’s ratification of the advances and related expenditures, the amount was reclassified to long-term and is recorded as part of Notes receivable – related parties.

NOTE 7 – SIGNIFICANT CUSTOMERS

The Company sells wholesale water and wastewater services to the District pursuant to the Rangeview Water Agreements (defined in Note 4 – Water and Land Assets to the 2016 Annual Report). Sales to the District accounted for 39% and 70% of the Company’s total water and wastewater revenues for the three months ended November 30, 2016 and 2015, respectively. The District has one significant customer, the Ridgeview Youth Services Center. Pursuant to the Rangeview Water Agreements, the Company is providing water and wastewater services to this customer on behalf of the District. The District’s significant customer accounted for 31% and 61% of the Company’s total water and wastewater revenues for the three months ended November 30, 2016 and 2015, respectively.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2016

Revenues related to the provision of water for the oil and gas industry to one customer accounted for 52% of the Company’s water and wastewater revenues for the three months ended November 30, 2016, respectively. The Company had no revenues related to the provision of water for the oil and gas industry for the three months ended November 30, 2015.

The Company had accounts receivable from the District which accounted for 50% and 74% of the Company’s wholesale water and wastewater trade receivables balances at November 30, 2016 and August 31, 2016, respectively. Accounts receivable from the District’s largest customer accounted for 42% and 63% of the Company’s water and wastewater trade receivables as of November 30, 2016 and August 31, 2016, respectively.

NOTE 8 – ACCRUED LIABILITIES

At November 30, 2016, the Company had accrued liabilities of $63,700, of which $7,900 was for estimated property taxes, $24,500 was for professional fees, and $31,400 was for operating payables.

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

NOTE 11 – SUBSEQUENT EVENTS

The Company entered into a contract with Nelson Pipeline to construct the Sky Ranch water transmission line for approximately $4.5 million, to interconnect the Lowry Range water system to the development at Sky Ranch.  Construction began on the water transimission line on December 12, 2016.

On December 15, 2016 the District, acting by and through its Water Activity Enterprise, entered into a Water Service Agreement with Elbert & Highway 86 Commercial Metropolitan District, acting by and through its Water Enterprise. Upon closing, the agreement will result in the Company, in its capacity as the exclusive service provider for Rangeview, acquiring the right to provide water service to Wild Pointe Ranch located in unincorporated Elbert County Colorado, in exchange for $1,600,000 cash. The closing of the transactions contemplated by the Water Service Agreement is expected to occur no later than February 23, 2017. For additional information see the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2016.

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
The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition and should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016 (the “2016 Annual Report”). This section focuses on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:
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
We own or control approximately 26,985 acre feet of non-tributary and not non-tributary groundwater rights, and approximately 26,000 acre feet of adjudicated reservoir sites that we refer to as our “Rangeview Water Supply.” This water is located in the southeast Denver metropolitan area on a 27,000 acre parcel of land which is owned by the State Board of Land Commissioners (the “Land Board”) known as the "Lowry Range."  Of the approximately 26,985 acre feet of water comprising our Rangeview Water Supply, we own 11,650 acre feet of water which we can export form the Lowry Range (“Export Water”), which consists of 10,000 acre feet of groundwater and 1,650 acre feet of average yield surface water, pending completion by the Land Board of documentation related to the exercise of our right to substitute 1,650 acre feet of our groundwater for a comparable amount of surface water. Additionally, assuming the completion of the substitution of groundwater for surface water, we hold the exclusive right to develop and deliver through the year 2081 the remaining 13,685 acre feet of groundwater and approximately 1,650 acre feet of average yield surface water to customers either on or off of the Lowry Range.

We currently provide wholesale water and wastewater service predominantly to two local governmental entity customers. Our largest wholesale domestic customer is the Rangeview Metropolitan District (the “District”). We provide service to the District and its end-use customers pursuant to the Rangeview Water Agreements (defined in Part I, Item 1 – Business – Our Water and Land Assets in the 2016 Annual Report). Through the District, we serve 258 SFE water connections and 157 SFE wastewater connections located in southeastern metropolitan Denver. In the past three years, we have been providing water to industrial customers in the oil and gas industry located in our service areas and adjacent to our service areas for the purpose of hydraulic fracturing. Oil and gas operators have leased more than 135,000 acres within and adjacent to our service areas for the purpose of exploring oil and gas interests in the Niobrara and other formations, and this activity had led to increased water demands. As a result of the recent decline in oil prices, drilling has been significantly reduced, and we are currently selling water to one company in the oil and gas industry for the purpose of hydraulic fracturing.
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
After closing the sale of our farm portfolio, we purchased approximately 700 acres of real property in the area to resolve certain dry-up covenants on three properties in order to obtain the release of the remaining approximately $1.3 million in proceeds from the sale. During the quarter ended February 29, 2016, we resolved the dry-up covenant issues, the escrow proceeds were distributed to us, and the 700 acres are held as “land for sale” and recorded as part of Assets of discontinued operations.
We have discontinued our farm operations and will continue to liquidate the remaining assets in this line of business.
Sky Ranch
We also own 931 acres of land along the I-70 corridor east of Denver, Colorado. We are currently leasing this land to an area farmer until such time as the property can be developed.
These land interests are described in the Arkansas River Assets and Sky Ranch sections of Note 4 – Water and Land Assets in Part II, Item 8 of the 2016 Annual Report.

Results of Operations
Executive Summary
The results of our operations for the three months ended November 30, 2016 and 2015 are as follows:
Summary Table 1
	Three months ended November 30,
	2016	2015	Change	% Change
Millions of gallons of water delivered	17.9	7.9	10.0	127%
Metered water usage revenues	$141,100	$56,800	$84,300	148%
Operating costs to deliver water	$79,900	$67,300	$12,600	19%
(excluding depreciation and depletion)
Water delivery gross margin %	43%	-18%

Wastewater treatment revenues	$12,300	$10,300	$2,000	19%
Operating costs to treat wastewater	$7,600	$7,100	$500	7%
Wastewater treatment gross margin %	38%	31%

Other income	$31,700	$44,900	$(13,200)	-29%
Other income costs incurred	$16,300	$15,900	$400	3%
Other income gross margin %	49%	65%

Tap and specialty facility revenues	$14,000	$14,000	$-	0%

General and administrative expenses	$443,240	$422,356	$20,884	5%
Loss from continuing operatons	$319,300	$136,600	$182,700	134%
(Loss) income from discontinued operations	$(18,680)	$39,100	$(57,780)	148%
Net (loss) income	$(337,980)	$(97,500)	$(202,280)	-247%

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

Water deliveries increased 127% and water revenues increased 148% during the three months ended November 30, 2016, as compared to the three months ended November 30, 2015. The increase in water deliveries and revenues are primarily the result of an increase in demand for water for oil and gas operations, which is used primarily to frack wells drilled in the Niobrara formation. There were no frack wells drilled in fiscal 2016 and one frack well drilled to date in fiscal 2017. As a result of the difference in metered rates for fracking water compared to rates for tap customers, revenues received for fracking water have a greater margin. Increases and decreases in water deliveries charged at different rates will result in disproportionate increases and decreases in revenues. The following table details the sources of our sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for the three months ended November 30, 2016 and 2015, respectively.

Table 2 - Water Revenue Summary
	Three months ended November 30,
	2016			2015
Customer Type	Sales	kgal	Average price per kgal	Sales	kgal	Average price per kgal
On Site	$47,200	8,996.2	$5.25	$35,900	6,482.0	$5.54
Export - Commercial	13,600	1,249.2	10.89	20,900	1,395.4	14.98
Fracking	80,300	7,638.7	10.51	-	-	-
	$141,100	17,884.1	$7.89	$56,800	7,877.4	$7.21

The gross margin on delivering water increased to 43% during the three months ended November 30, 2016, compared to a loss of 18% during the three months ended November 30, 2015. The change in our gross margin was due to an increased demand for water and our ability to apply the revenue from those deliveries to offset the fixed costs of the ECCV system (defined under Liquidity, Capital Resources and Financial Position below). The system currently costs approximately $500 per month to maintain without any production. We have produced approximately 10.9 million gallons through the ECCV system for the three months ended November 30, 2016, which has positively impacted our gross margin.

Wastewater Treatment Revenues – Our wastewater customer is charged based on the estimated amount of wastewater treated.

Wastewater fees increased 19% during the three months ended November 30, 2016, as compared to the three months ended November 30, 2015. The increase was primarily the result of increased demand from our only wastewater customer. Wastewater operating costs and gross margin fluctuate based on timing of expenses and regulatory requirements, but generally fluctuate consistent with demand.

Tap and Special Facility Revenues – We have various water and wastewater service agreements, a component of which may include tap fees and construction fees. We recognize water tap fees as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2016 Annual Report) constructed to provide service to Arapahoe County, Colorado (the “County”). We recognized approximately $3,600 of water tap fee revenues during each of the three months ended November 30, 2016 and 2015, respectively. The water tap fees to be recognized over these periods are net of the royalty payments to the Land Board and amounts paid to third parties pursuant to the “CAA,” which is described in Note 4 – Long-Term Obligations and Operating Lease to the accompanying consolidated financial statements.

We recognized approximately $10,400 of “Special Facilities” (defined in the 2016 Annual Report) funding as revenue during each of the three months ended November 30, 2016 and 2015, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to a water service agreement as more fully described in Note 2 – Summary of Significant Accounting Policies to Part II, Item 8 of the 2016 Annual Report.

At November 30, 2016, we have deferred recognition of approximately $1.1 million of water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.
The District’s water tap fees are $24,620 per SFE, and wastewater tap fees are $4,988 per SFE. We did not sell any water or wastewater taps during the three months ended November 30, 2016 or 2015.
Other Income – Other income of $31,700 and $44,900 for the three months ended November 30, 2016 and 2015, respectively, consisted principally of consulting fees. For the three months ended November 30, 2015, we included $11,200 in other income related to a cost-sharing arrangement for our industrial water sales. This cost-sharing agreement did not extend to the industrial water sales for the three months ended November 30, 2016. Additionally, our margins have fluctuated as we allocated additional staff costs to system management.
General and Administrative Expenses

Significant balances classified as general and administrative (“G&A”) expenses for the three months ended November 30, 2016 and 2015, respectively, were:
Table 3 - Signficant Balances in G&A
	Three months ended November 30,
	2016	2015	$ Change	% Change
Salary and salary-related expenses:
Including share-based compensation	$218,200	$226,200	$(8,000)	-4%
Excluding share-based compensation	$175,400	$172,500	$2,900	2%
Professional fees	$62,300	$66,000	$(3,700)	-6%
Fees paid to directors (including insurance)	$34,300	$30,000	$4,300	14%
Public entity related expenses	$28,400	$31,600	$(3,200)	-10%

Salary and salary related expenses – Salary and salary related expenses including share-based decreased 4% for the three months ended November 30, 2016, as compared to the three months ended November 30, 2015. The decrease was primarily the result of a reduction in share-based compensation expenses. The salary and salary related expenses noted above include $42,800 and $53,700 of share-based compensation expenses during the three months ended November 30, 2016 and 2015, respectively.
Professional fees (predominately accounting and legal) – Legal and accounting fees decreased 6% during the three months ended November 30, 2016, as compared to the three months ended November 30, 2015. The decrease was primarily due to decreased legal fees of approximately $5,700 in the three months ended November 30, 2016, as compared to the three months ended November 30, 2015.
Fees paid to directors (including insurance) – Directors’ fees, including D&O insurance, increased 14% for the three months ended November 30, 2016, as compared to the three months ended November 30, 2015. These fees vary due to the number of meetings. For the three months ended November 30, 2016, the increase in fees was primarily due to the addition of one new member to the board of directors on January 27, 2016.
Public entity expenses – Costs associated with corporate governance and costs associated with being a publicly traded entity decreased 10% for the three months ended November 30, 2016 as compared to the three months ended November 30, 2015. The fluctuations are due to the timing and number of filings and compliance costs for filing with the Securities and Exchange Commission (the “SEC”).
 Other Income and Expense Items
Table 4 - Other Items
	Three Months Ended November 30,
	2016	2015	$ Change	% Change
Other income items:
Oil and gas lease income, net	$6,000	$161,400	$(155,400)	-96%
Oil and gas royalty income, net	$68,100	$122,100	$(54,000)	-44%
Interest income	$73,600	$63,800	$9,800	15%

The oil and gas lease income amounts in 2015 primarily represent a portion of the up-front payments we received on March 10, 2011, upon the signing of a Paid-Up Oil and Gas Lease that was subsequently purchased by a wholly-owned subsidiary of ConocoPhillips Company (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”). During fiscal year 2011, we received payments of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property. The income received was recognized in income ratably over the initial three-year term of the O&G Lease, which began on March 10, 2011. During February 2014, we received an additional payment of $1,243,400 to extend the initial term of the O&G Lease by an additional two years through February 2016. The income received for the extension was recognized in income over the two-year extension term of the O&G Lease.  The oil and gas lease income amounts in 2016 and a small portion of 2015 represent a portion of the up-front payment of $72,000 we recevied in fiscal 2014 for exploring, developing, producing, and marketing oil and gas on 40 acres of mineral estate we own adjacent to the Lowry Range (the "Rangeview Lease").  The income received for the Rangeview Lease is being recognized ratably through June 2017.
The oil and gas royalty income represents amounts received pursuant to the O&G Lease. The amount includes royalties from oil and gas production from wells in our mineral estate at Sky Ranch. During the three months ended February 28, 2015, two wells were drilled within our mineral interest. At that time both wells were placed into service and began producing oil and gas and accruing royalties to us. In May 2015, certain gas collection infrastructure was extended to the property to allow the collection of gas from the wells and accrual of royalties attributable to gas production. The royalties for the three months ended November 30, 2016 were approximately $68,100, as compared to $122,100 for the same period in 2015. The decrease in oil and gas royalties is a result of lower prices per barrel for oil.

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
The following table provides the components of discontinued operations:
Discontinued Operations Income Statement

	Three Months Ended November 30,
	2016	2015
Farm revenues	$-	$212,248
Farm expenses	-	(15,632)
Gross profit	-	196,616

General and administrative expenses	19,626	171,902
Operating (loss) profit	(19,626)	24,714
Finance charges	946	15,951
Interest expense (1)	-	(1,605)
Income (loss) from discontinued operations	$(18,680)	$39,060

(1)
Interest expense represents interest accrued related to notes we had on our farm assets prior to the sale. All notes associated with the farms have been paid off, and as a result we no longer incur interest on such notes.
We anticipate continued expenses through the end of calendar 2017 related to the discontinued operations. We will continue to incur expenses related to the remaining agricultural land we continue to own and for the purpose of collecting outstanding receivables.

Liquidity, Capital Resources and Financial Position
At November 30, 2016, our working capital, defined as current assets less current liabilities, was $28.1 million, which included $27.3 million in cash and cash equivalents and short-term investments, and we have an additional $6.8 million held in long-term investments.
We believe that as of the date of the filing of this Quarterly Report on Form 10-Q and as of November 30, 2016, we have sufficient working capital to fund our operations for the next fiscal year.
Sale of Farm Assets – We sold our Arkansas River farm assets for approximately $45.8 million on August 18, 2015. Approximately $1.3 million was being held in escrow pending the resolution of dry-up covenant issues related to three farms. During the fiscal quarter ended November 30, 2015, we received the $1.3 million.
System Expansion – During the three months ended November 30, 2016, we spent approximately $22,100 to install certain infrastructure at our Sky Ranch water system and infrastructure at Rangeview. We anticipate spending approximately $5 million during the next three months for the addition of approximately eight miles of pipeline, which will interconnect our Lowry and Sky Ranch water systems.
ECCV Capacity Operating System – Pursuant to a 1982 contractual right, the District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than 10 miles of buried water pipeline located on the Lowry Range. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as the District’s service provider and the Export Water Contractor (as defined in the 2014 Amended and Restated Lease Agreement among us, the District and the Land Board), we entered into an agreement to operate and maintain the ECCV facilities, allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat monthly fee of $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers. In addition, the ECCV system costs us approximately $500 per month to maintain.
South Metropolitan Water Supply Authority (“SMWSA”) and the Water Infrastructure Supply Efficiency Partnership (“WISE”) – SMWSA is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members, including the District. Pursuant to the SMWSA Participation Agreement with the District, we agreed to provide funding to the District in connection with its membership in the SMWSA. In July 2013, the District, together with nine other SMWSA members, formed an entity to enable its members to participle in a cooperative water project known as WISE and entered into an agreement that specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. On December 31, 2013, the South Metro WISE Authority (“SMWA”), the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”) and the City of Aurora acting by and through its Utility Enterprise (“Aurora Water”) entered into the Amended and Restated WISE Partnership – Water Delivery Agreement (the “WISE Partnership Agreement”), which provides for the purchase of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. We have entered into the Rangeview/Pure Cycle WISE Project Financing Agreement (the “WISE Financing Agreement”), which obligates us to fund the District’s cost of participating in WISE. We anticipate that we will be investing approximately $5.6 million during the next five fiscal years to fund the District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE. In exchange for funding the District’s obligations in WISE, we will have the sole right to use and reuse the District’s 7% share of the WISE water and infrastructure to provide water service to the District’s customers and to receive the revenue from such service. At full capacity in 2017, we will be entitled to approximately three million gallons per day of transmission pipeline capacity and 500 acre feet per year of water.
Summary Cash Flows Table
Table 5 - Summary Cash Flows Table
	Three Months Ended November 30,
	2016	2015	$ Change	% Change
Cash (used in) provided by:
Operating acitivites	$(258,500)	$(860,500)	$602,000	-70%
Investing activities	$1,143,800	$(717,700)	$1,861,500	-259%
Financing activities	$(1,500)	$(500)	$(1,000)	200%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services and from leases on our farms, costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.
Cash used in operations in the three months ended November 30, 2016, decreased by approximately $602,000 compared to the three months ended November 30, 2015, which is primarily due to the payment of accounts payable and accrued liabilities for the three months ended November 30, 2015 of approximately $470,000 and income taxes of $292,000, whereas the change in accounts payable and accrued expenses were $9,700 during the three months ended November 30, 2016, and there were no income taxes paid. Additionally, the recognition of deferred income for the three months ended November 30, 2016 decreased by approximately $155,000, as compared to the three months ended November 30, 2015.
Changes in Investing Activities – Investing activities in the three months ended November 30, 2016, consisted of investments of $1.4 million reaching their maturity dates, investment in our water system of $265,400, the purchase of equipment of $15,300. Investing activities in the three months ended November 30, 2015, consisted of the investment in our water system of $25,200 and the acquisition of land of $443,600, and the purchase of equipment of $248,900.
Changes in Financing Activities – Financing activities in the three months ended November 30, 2016 and November 30, 2015, consisted of payments to contingent liability holders of $1,600 and $500, respectively.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist entirely of the contingent portion of the CAA as described in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply to the accompanying financial statements. The contingent liability is not reflected on our balance sheet because the obligation to pay the CAA is contingent on sales of “Export Water” (defined in Note 4 – Water and Land Assets to the 2016 Annual Report), the amounts and timing of which are not reasonably determinable.
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
As further described in Note 1 – Presentation of Interim Information to the accompanying financial statements, proceeds from tap sales and construction fees are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. We recognize tap fees derived from agreements for which we construct infrastructure owned by others as revenue, along with the associated costs of construction, pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the three months ended November 30, 2016 or 2015.
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

On March 10, 2011, we entered into the O&G Lease. Pursuant to the O&G Lease, during each of the fiscal years ended August 31, 2011 and 2014, we received up-front payments of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate we own at our Sky Ranch property. We recognized or are recognizing the up-front payments from the O&G Lease as income on a straight-line basis over three years (the initial term of the O&G Lease) and over two years (the extended term of the O&G Lease). During the fiscal year ended August 31, 2016, we received an up-front payment of $72,000 pursuant to the Rangeivew Lease for the purpose of exploring for, developing, producing and marketing oil and gas on 40 acres of mineral estate we own adjacent to the Lowry Range (the “Rangeview Lease”). During the three months ended November 30, 2016, we recognized $6,000 of lease income in connection with the upfront payment received pursuant to the Rangeview Lease.  During the three months ended Novmeber 30, 2015, we recognized $161,400 of lease income in connection with the up-front payments received pursuant to the O&G Lease and the Rangeview Lease.
During the three months ended February 28, 2015, two wells were drilled within our mineral interest. Beginning in March 2015, both wells were placed into service and began producing oil and gas and accruing royalties to us. In May 2015, certain gas collection infrastructure was extended to the property to allow the collection of gas from the wells and accrual of royalties attributable to gas production. During the three months ended November 30, 2016 and 2015, we received $68,100 and $122,100, respectively, in royalties attributable to these two wells.

Prior to discontinuing our farm operations, we leased our farms to local area farmers on both a cash and crop share lease basis. Our cash lease farmers were charged a fixed fee, which was billed semi-annually in March and November. During the November billing cycle, our cash lease billings included either a discount or a premium adjustment based on actual water deliveries by the FLCC. Our crop share lease fees were based on actual crop yields and were received upon the sale of the crops. All fees were estimated and recognized ratably on a monthly basis. We sold our farms in August 2015; however, pursuant to the purchase and sale agreement, we continued to receive lease income through December 31, 2015.

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
We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. See further discussion regarding our land held for sale in Note 4 – Water and Land Assets to Part II, Item 8 of our 2016 Annual Report.
Our Front Range Water Rights – We determine the undiscounted cash flows for our Denver-based assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2016, and determined that there were no material changes and our Denver-based assets are not impaired and their costs are deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g., Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. Our combined Rangeview Water Supply and Sky Ranch water assets have a carrying value of $28.4 million as of November 30, 2016. Based on the carrying value of our water rights, the long-term and uncertain nature of any development plans, current tap fees of $24,620 and estimated gross margins, we estimate that we would need to add 2,300 new water connections (requiring 3.5% of our portfolio) to generate net revenues sufficient to recover the costs of our Rangeview Water Supply assets. If tap fees increase 5%, we would need to add 2,100 new water taps (requiring 3.4% of our portfolio) to recover the costs of our Rangeview Water Supply assets. If tap fees decrease 5%, we would need to add 2,400 new water taps (requiring 3.7% of our portfolio) to recover the costs of our Rangeview Water Supply assets.
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
●
timing of the recognition of income related to the Rangeview Lease; and
●
the effectiveness of our disclosure controls and procesures.

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
●
uncertainties in water court rulings;
●
our ability to collect on any judgments; and
●
the factors described under “Risk Factors” in our 2016 Annual Report.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest-bearing investments. As of November 30, 2016, we own 61 certificates of deposit with stated maturity dates and locked interest rates. Therefore, we are not subject to interest rate fluctuations. We have no investments denominated in foreign country currencies; therefore, our investments are not subject to foreign currency exchange rate risk.

Item 4. Controls and Procedures
We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of November 30, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 6. Exhibits
Exhibits

10.1
Water Service Agreement by and between Rangeview Metropolitan District, acting by and through its Water Activity Enterprise, and Elbert & Highway 86 Commercial Metropolitan District, acting by and through its Water Enterprise, dated as of December 15, 2016. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 19, 2016).
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

January 4, 2017