Form 10-Q
period 2017-02-28
PURE CYCLE CORP
filed 2017-04-10
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 X
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2017
or
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
Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes [ ] No [X]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 7, 2017:
Common stock, 1/3 of $.01 par value	23,754,098
(Class)	(Number of Shares)

PURE CYCLE CORPORATION
INDEX TO FEBRUARY 28, 2017 FORM 10-Q

Page

PART I. FINANCIAL INFORMATION	1

Item 1. Consolidated Financial Statements	1

Consolidated Balance Sheets:
February 28, 2017 (unaudited) and August 31, 2016	1

Consolidated Statements of Operations and Other Comprehensive Income (Loss):
For the three and six months ended February 28, 2017 and
February 29, 2016 (unaudited)	2

Consolidated Statement of Shareholders’ Equity:
For the six months ended February 28, 2017 (unaudited)	3

Consolidated Statements of Cash Flows:
For the six months ended February 28, 2017 and February 29, 2016 (unaudited)	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION	30

Item 6. Exhibits	30

SIGNATURES	31

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:	February 28, 2017	August 31, 2016
Current assets:	(unaudited)
Cash and cash equivalents	$6,751,491	$4,697,288
Short-term investments	21,386,422	23,176,450
Trade accounts receivable	78,336	181,006
Prepaid expenses	485,746	350,819
Assets of discontinued operations	572,403	680,287
Total current assets	29,274,398	29,085,850

Long-term investments	1,424,954	6,853,276
Investments in water and water systems, net	33,742,522	28,321,926
Land and mineral interests	5,461,600	5,345,800
Notes receivable - related parties, including accrued interest	866,453	800,369
Other assets	441,509	472,393
Total assets	$71,211,436	$70,879,614

LIABILITIES:
Current liabilities:
Accounts payable	$1,258,983	$160,390
Accrued liabilities	100,027	242,624
Deferred revenues	55,800	55,800
Deferred oil and gas lease payment	7,000	19,000
Liabilities of discontinued operations	7,690	4,394
Total current liabilities	1,429,500	482,208

Deferred revenues, less current portion	1,027,589	1,055,491
Participating Interests in Export Water Supply	342,058	343,966
Total liabilities	2,799,147	1,881,665

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $.001 per share, 25 million shares authorized;
432,513 shares issued and outstanding
(liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized;
23,754,098 and 23,754,098 shares outstanding, respectively	79,185	79,185
Additional paid-in capital	171,302,736	171,198,241
Accumulated other comprehensive (loss) income	(31,770)	3,122
Accumulated deficit	(102,938,295)	(102,283,032)
Total shareholders' equity	68,412,289	68,997,949
Total liabilities and shareholders’ equity	$71,211,436	$70,879,614

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended,		Six Months Ended,
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Revenues:
Metered water usage	$190,665	$27,393	$331,766	$84,173
Wastewater treatment fees	11,225	10,700	23,549	21,003
Special facility funding recognized	10,377	10,377	20,754	20,754
Water tap fees recognized	3,573	3,573	7,147	7,147
Other	21,238	24,399	52,961	69,275
Total revenues	237,078	76,442	436,177	202,352

Expenses:
Water service operations	(77,701)	(58,476)	(157,566)	(125,792)
Wastewater service operations	(7,393)	(6,195)	(14,969)	(13,269)
Depletion and depreciation	(67,575)	(41,575)	(109,380)	(83,230)
Other	(16,011)	(14,682)	(32,272)	(30,610)
Total cost of revenues	(168,680)	(120,928)	(314,187)	(252,901)
Gross (loss) profit	68,398	(44,486)	121,990	(50,549)

General and administrative expenses	(449,545)	(449,334)	(892,787)	(889,133)
Depreciation	(74,267)	(62,911)	(148,255)	(115,827)
Operating loss	(455,414)	(556,731)	(919,052)	(1,055,509)

Other income (expense):
Oil and gas lease income, net	6,000	161,430	11,265	322,860
Oil and gas royalty income, net	71,275	72,456	139,403	194,602
Interest income	66,098	77,579	139,665	141,400
Other	(2,600)	3,208	(5,215)	(1,060)
Net loss from continuing operations	(314,641)	(242,058)	(633,934)	(397,707)
(Loss) income from discontinued operations, net of taxes	(2,649)	(28,641)	(21,329)	29,467
Net loss	$(317,290)-	$(270,699)	$(655,263)-	$(368,240)
Unrealized holding gains	(12,682)	13,182	(34,892)	13,182
Total comprehensive loss	$(329,972)	$(257,517)	$(690,155)	$(355,058)

Basic and diluted net income (loss) per common share –
Loss from continuing operations	$(0.01)	$(0.01)	$(0.03)	$(0.02)
(Loss) earnings from discontinued operations	*	*	*	*
Net loss	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average common shares outstanding . – basic and diluted	23,754,098	23,754,098	23,754,098	23,841,461

* Amount is less than $(.01) per share

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Six months ended February 28, 2017
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	Total
September 1, 2016 balance:	432,513	$433	23,754,098	$79,185	$171,198,241	$3,122	$(102,283,032)	$68,997,949
Share-based compensation	–	–	–	–	104,495	–	–	104,495
Net loss	–	–	–	–	–	–	(655,263)	(655,263)
Unrealized holding loss on investments	–	–	–	–	–	(34,892)	–	(34,892)
February 28, 2017 balance:	432,513	$433	23,754,098	$79,185	$171,302,736	$(31,770)	$(102,938,295)	$68,412,289

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended
	February 28, 2017	February 29, 2016
Cash flows from operating activities:
Net loss	$(655,263)	$(368,240)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and depletion	257,639	199,057
Investment in Well Enhancement Recover Systems, LLC	4,267	5,334
Stock-based compensation expense	104,495	108,878
Interest income and other non-cash items	(34,997)	(10,677)
Interest added to receivable from related parties	(12,476)	(16,436)
Changes in operating assets and liabilities:
Trade accounts receivable	102,670	307,461
Sky Ranch receivable	-	(5,521)
Prepaid expenses	(134,927)	(130,702)
Notes receivable - related parties	(53,608)	(12,757)
Accounts payable and accrued liabilities	(185,377)	(491,750)
Income taxes	-	(292,729)
Deferred revenues	(27,902)	(27,901)
Deferred oil and gas lease payment	(12,000)	(322,860)
Net cash used in operating activities from continuing operations	(647,479)	(1,058,843)
Net cash provided by operating activities from discontinued operations	111,180	833,666
Net cash used in operating activities	(536,299)	(225,177)

Cash flows from investing activities:
Sale (purchase) of short-term investments	7,218,350	(19,998,992)
Purchase of long-term investments	-	(10,000,000)
Investments in water, water systems, and land	(4,596,397)	(270,105)
Purchase of property and equipment	(29,542)	(411,922)
Net cash provided by (used in) investing activities from continuing operations	2,592,411	(30,681,019)
Net cash provided by investing activities from discontinued operations	-	-
Net cash provided by (used in) investing activities	2,592,411	(30,681,019)

Cash flows from financing activities:
Payments to contingent liability holders	(1,909)	(1,453)
Net cash used in financing activities from continuing operations	(1,909)	(1,453)
Net cash provided by financing activities from discontinued operations	-	-
Net cash used in financing activities	(1,909)	(1,453)
Net change in cash and cash equivalents	2,054,203	(30,907,649)
Cash and cash equivalents – beginning of period	4,697,288	37,089,041
Cash and cash equivalents – end of period	$6,751,491	$6,181,392

SUPPLEMENTAL DISCLSOURES OF NON-CASH ACTIVITIES
Investments in water assets through accounts payable	1,141,373	-
Retirement of collateral stock	$-	$1,407,000

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2017
NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The February 28, 2017 consolidated balance sheet, the consolidated statements of operations and other comprehensive income (loss) for the three and six months ended February 28, 2017 and February 29, 2016, the consolidated statement of shareholders’ equity for the six months ended February 28, 2017, and the consolidated statements of cash flows for the six months ended February 28, 2017 and February 29, 2016 have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at February 28, 2017, and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016 (the “2016 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2016. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full fiscal year. The August 31, 2016 balance sheet was derived from the Company’s audited financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a financially stable financial institution. At various times during the three and six months ended February 28, 2017, the Company’s main operating account exceeded federally insured limits. The Company has never suffered a loss due to such excess balance.

Investments in Securities

Management determines the appropriate classification of its investments in certificates of deposit and debt and equity securities at the time of purchase and reevaluates such determinations each reporting period.

Certificates of deposit and debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company has $1,425,000 of investments classified as held-to-maturity at February 28, 2017, which represent certificates of deposit with maturity dates after February 28, 2018. Certificates of deposit and debt securities that the Company does not have the positive intent or ability to hold to maturity are classified as available-for-sale, along with any investments in equity securities. Securities classified as available-for-sale are marked-to-market at each reporting period. Changes in value on such securities are recorded as a component of Accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. The Company’s marketable securities mature at various dates through July 2018.

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
FEBRUARY 28, 2017

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

Investments – The carrying amounts of investments are recorded at fair value. Investments are described further in Note 2 – Fair Value Measurements.

Accounts Payable – The carrying amounts of accounts payable approximate fair value due to the relatively short period to maturity for these instruments.

Long-Term Financial Liabilities – The Comprehensive Amendment Agreement No. 1 (the “CAA”) is comprised of a recorded balance sheet and an off-balance sheet or “contingent” obligation associated with the Company’s acquisition of its “Rangeview Water Supply” (defined in Note 4 – Water and Land Assets to the 2016 Annual Report). The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2016 Annual Report). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value. The CAA is described further in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply.

Notes Receivable – Related Parties – The market value of the notes receivable – related parties from Rangeview Metropolitan District (“Rangeview”) and Sky Ranch Metropolitan District No. 5 are not practical to estimate due to the related party nature of the underlying transactions.

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

Revenue Recognition

Wholesale Water and Wastewater Fees – Monthly wholesale water usage charges are assessed to the Company’s customers based on actual metered usage each month plus a base monthly service fee. The Company recognizes wholesale water usage revenues upon delivering water to its customers or its governmental customer’s end-use customers, as applicable. The Company recognized $190,700 and $27,400 of metered water usage revenues during the three months ended February 28, 2017 and February 29, 2016, respectively. The Company recognized $331,800 and $84,200 of metered water usage revenues during the six months ended February 28, 2017 and February 29, 2016, respectively. For the three and six months ended February 28, 2017, the Company recognized approximately $14,000 of water usage revenue related to its Wild Pointe Service Agreement (as defined Note 3 – Water and Land Assets below).

The Company recognizes wastewater treatment fees monthly based on usage. The monthly wastewater treatment fees are shown net of amounts retained by Rangeview. The Company recognized $11,200 and $10,700 of wastewater treatment fees during the three months ended February 28, 2017 and February 29, 2016, respectively. The Company recognized $23,500 and $21,000 of wastewater treatment fees during the six months ended February 28, 2017 and February 29, 2016, respectively. Costs of delivering water and providing wastewater services to customers are recognized as incurred.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2017

Tap and Construction Fees – The Company has various water and wastewater service agreements, a component of which may include tap and construction fees. The Company recognizes water tap fees from wholesale commercial users as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in Part I, Item 1 of the 2016 Annual Report) constructed to provide service to Arapahoe County, Colorado (the “County”). The Company recognized $3,600 and $7,100 of water tap fee revenues during each of the three and six months ended February 28, 2017 and February 29, 2016, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the Land Board and amounts paid to third parties pursuant to the CAA as further described in Note 4 – Long-Term Obligations and Operating Lease below.

The Company recognized $10,400 and $20,800 of “Special Facilities” (defined in Part I, Item 1 of the 2016 Annual Report) funding as revenue during each of the three and six months ended February 28, 2017 and February 29, 2016, respectively. This is the ratable portion of the Special Facilities funding proceeds received from water agreements as more fully described in Note 2 – Summary of Significant Accounting Policies to the 2016 Annual Report.

As of February 28, 2017, and August 31, 2016, the Company had deferred recognition of approximately $1,083,400 and $1,111,300, respectively, of wholesale water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

Consulting fees – Consulting fees are fees the Company receives, typically on a monthly basis, from municipalities and area water providers along the I-70 corridor, for contract operations services.

Royalty and Other Obligations

Revenues from the sale of Export Water are shown gross of royalties payable to the Land Board. Revenues from the sale of water on the Lowry Range (described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2016 Annual Report) are shown net of the royalties to the Land Board and the amounts retained by Rangeview.

Oil and Gas Lease Payments

As further described in Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2016 Annual Report, in March 2011, the Company entered into a Paid-Up Oil and Gas Lease (the "O&G Lease") and a Surface Use and Damage Agreement (the "Surface Use Agreement") which were subsequently purchased by a wholly owned subsidiary of ConocoPhillips Company. Pursuant to the O&G Lease, during the year ended August 31, 2011, the Company received an up-front payment of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its "Sky Ranch" property (described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2016 Annual Report). The Company began recognizing the up-front payments as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. The Company received an additional payment of $1,243,400 during February 2014 to extend the O&G Lease an additional two years through February 2016, which was recognized as income on a straight-line basis over two years (the extension term of the O&G Lease). During the fiscal year ended August 31, 2014, the Company received an up-front payment of $72,000 for the purpose of exploring for, developing, producing, and marketing oil and gas on 40 acres of mineral estate the Company owns adjacent to the Lowry Range (the "Rangeview Lease"). The Company recognized $6,000 and $161,430 during the three months ended February 28, 2017 and February 29, 2016, respectively, and $12,000 and $322,900 during the six months ended February 28, 2017 and February 29, 2016, respectively, of lease income related to the up-front payments received pursuant to the O&G Lease and the Rangeview Lease.

As of February 28, 2017 and August 31, 2016, the Company had deferred recognition of $7,000 and $19,000, respectively, of income related to the O&G Lease and the Rangeview Lease, which will be recognized into income ratably through June 2017.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2017

During the three months ended February 28, 2015, two wells were drilled within the Company’s mineral interest. Beginning in March 2015, both wells were placed into service and began producing oil and gas and accruing royalties to the Company. In May 2015, certain gas collection infrastructure was extended to the property to allow the collection of gas from the wells and accrual of royalties attributable to gas production. During the three and six months ended February 28, 2017, the Company received $71,300 and $139,400, respectively, in royalties attributable to these two wells. During the three and six months ended February 29, 2016, the Company received $72,500 and $194,600, respectively, in royalties attributable to these two wells.

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

Share-Based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company records share-based compensation costs as expense over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options has no impact on the income tax provisions. The Company recognized $64,500 and $55,200 of share-based compensation expense during the three months ended February 28, 2017 and February 29, 2016, respectively. The Company recognized $104,500 and $108,900 of share-based compensation expense during the six months ended February 28, 2017 and February 29, 2016, respectively.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits as of February 28, 2017.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal year 2014 through fiscal year 2016. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At February 28, 2017, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three or six months ended February 28, 2017 or February 29, 2016.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2017
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

Discontinued Operations Income Statement

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Farm revenues	$6,034	$63,743	$6,034	$275,991
Farm expenses	-	(17,736)	-	(33,368)
Gross profit	6,034	46,007	6,034	242,623

General and administrative expenses	17,104	74,648	36,730	213,156
Operating (loss) profit	(11,070)	(28,641)	(30,696)	29,467
Finance charges	8,421	-	9,367	-
Interest expense
Income (loss) from discontinued operations	$(2,649)	$(28,641)	$(21,329)	$29,467

The Company anticipates continued expenses through calendar 2017 related to the discontinued operations. The Company will continue to incur expenses (including property taxes) related to the remaining 700 acres of agricultural land the Company continues to own and for the purpose of collecting outstanding receivables.

The individual assets and liabilities of the discontinued agricultural operations are combined in Assets of discontinued operation and Liabilities of discontinued operation in the consolidated balance sheet. The carrying amounts of the major classes of assets and liabilities that included part of the discontinued business are presented in the following table:

Discontinued Operations Balance Sheet

	February 28, 2017	August 31, 2016
Assets:
Trade accounts receivable, net	$122,608	$227,060
Land held for sale (*)	449,795	450,347
Prepaid expenses	-	2,880
Total assets	$572,403	$680,287

Liabilities:
Accrued liabilities	7,690	4,394
Total liabilities	$7,690	$4,394

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

Income (Loss) per Common Share

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 480,500 and 348,100 common share equivalents were outstanding as of February 28, 2017 and February 29, 2016, respectively, and have been included in the calculation of net income per common share but excluded from the calculation of loss per common share as their effect is anti-dilutive.

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
FEBRUARY 28, 2017

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

In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. The Company will adopt the guidance on September 1, 2018. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its wholesale water and wastewater and consulting fees as the underlying contracts with these customers are relatively straightforward and contain no complex components. The Company is currently assessing the impact of ASU 2014-09 on its water and wastewater tap and construction fees. The Company anticipates this assessment to be completed in fiscal 2017.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the NASDAQ Stock Market. The Company had none of these instruments as of February 28, 2017 and none of these instruments as of August 31, 2016.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had 51 and 36 Level 2 assets as of February 28, 2017 and August 31, 2016, respectively, which consisted of certificates of deposit and U.S. treasury notes.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had no Level 3 assets or liabilities as of February 28, 2017 or August 31, 2016.

The Company maintains policies and procedures to value instruments using what management believes to be the best and most relevant data available.

Level 2 Asset – Available for Sale Securities. The Company’s available for sale securities are the Company’s only financial asset with fair value measured on a recurring basis. At February 28, 2017, these securities include only federally insured certificates of deposit and U.S. treasury notes.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2017

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of February 28, 2017:

			Fair Value Measurement Using:
		Cost / Other	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Accumulated Unrealized Gains and
	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Marketable securities	$21,386,422	$21,421,314	$-	$21,386,422	$-	$(34,892)

NOTE 3 – WATER AND LAND ASSETS

Wild Pointe
On December 15, 2016, Rangeview, acting by and through its Water Activity Enterprise, and Elbert & Highway 86 Commercial Metropolitan District, a quasi-municipal corporation and political subdivision of the State of Colorado, acting by and through its Water Enterprise (the "EH86 District"), entered into a Water Service Agreement (the "Wild Pointe Service Agreement"). Subject to the conditions set forth in the Wild Pointe Service Agreement and the terms of the Company's engagement by Rangeview as Rangeview's exclusive service provider, the Company acquired, among other things, the exclusive right to provide water services to residential and commercial customers in Wild Pointe Ranch, located in unincorporated Elbert County, Colorado, in exchange for $1,600,000 in cash. Pursuant to the terms of the Wild Pointe Service Agreement, the Company, in its capacity as Rangeview's service provider, is responsible for providing water services to all users of water services within the boundaries and service area of the EH86 District and for operating and maintaining the EH86 District's water system. In exchange, the Company receives all rates, fees and charges remitted to Rangeview by the EH86 District pursuant to the Wild Pointe Service Agreement, including system development (or tap) fees from new customers and monthly water service revenues. The EH86 District's water system currently provides water service to approximately 120 existing SFE water connections in Wild Pointe.

The Company’s Investments in Water and Water Systems consist of the following costs and accumulated depreciation and depletion at February 28, 2017 and August 31, 2016:

	February 28, 2017		August 31, 2016
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Rangeview water supply	$14,475,900	$(9,700)	$14,444,600	$(9,400)
Sky Ranch water rights and other costs	6,660,400	(386,700)	6,607,400	(334,500)
Fairgrounds water and water system	2,899,900	(930,800)	2,899,900	(886,800)
Rangeview water system	1,637,800	(179,800)	1,624,800	(152,800)
Water supply – other	3,790,500	(349,600)	3,703,000	(297,800)
Wild Pointe service rights	1,661,000	(26,000)	-	-
Construction in progress	4,499,600	-	723,500	-
Totals	35,625,100	(1,882,600)	30,003,200	(1,681,300)
Net investments in water and water systems	$33,742,500		$28,321,900

Construction in progress relates to the Sky Ranch project and includes engineering and other initial costs (approximatley $949,000) and water line installation (approximately $3.5 million).  An additional approximately $700,000 is expected to be incurred over the next two months related to the water line installation.

Capitalized terms in this section not defined herein are defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2016 Annual Report.

Depletion and Depreciation. The Company recorded depletion charges of $200 and $40 during the three month periods ended February 28, 2017 and February 29, 2016, respectively. The Company recorded depletion charges of $500 and $100 during the six months ended February 28, 2017 and February 29, 2016, respectively. During the three and six months ended February 28, 2017, this related entirely to the Rangeview Water Supply and the Sky Ranch water assets.

The Company recorded $141,800 and $104,500 of depreciation expense during the three months ended February 28, 2017 and February 29, 2016, respectively. The Company recorded $257,600 and $199,000 of depreciation expense during the six months ended February 28, 2017 and February 29, 2016, respectively.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2017

NOTE 4 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

The Participating Interests in Export Water Supply is an obligation of the Company that has no scheduled maturity date. Therefore, maturity of this liability is not disclosed in tabular format, but is described below.

Participating Interests in Export Water Supply

The Company acquired its Rangeview Water Supply through various amended agreements entered into beginning in the early 1990s. The acquisition was consummated with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of $11.1 million, which represented the cash the Company received from the participating interest holders that was used to purchase the Company’s Export Water (described in greater detail in Note 4 – Water and Land Assets to the 2016 Annual Report). The Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders in return for their initial $11.1 million investment. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability was not reflected on the Company’s balance sheet because the obligation to pay this is contingent on the sale of Export Water, the amounts and timing of which are not reasonably determinable.

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

From time to time, the Company reacquired various portions of the CAA obligations, which retained their original priority, including the Land Board’s CAA interest which was assigned and relinquished to the Company in 2014. The Company did not make any CAA acquisitions during the six months ended February 28, 2017 or February 29, 2016.

As a result of the acquisitions and sales of Export Water, as detailed in the table below, the remaining potential third-party obligation at February 28, 2017, is approximately $1 million, and the Company has the right to approximately $29.7 million in Export Water proceeds:

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2017

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third-Party Obligation	Paticipating Interests Liability	Contingency
Original balances	$–	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2015:
Acquisitions	–	28,042,500	(28,042,500)	(9,790,000)	(18,252,500)
Relinquishment	–	2,386,400	(2,386,400)	(832,100)	(1,554,300)
Option payments - Sky Ranch
and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees *	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	618,400	(489,100)	(129,300)	(44,900)	(84,400)
Balance at August 31, 2016	1,261,800	29,742,900	1,021,500	344,000	677,500
Fiscal 2017 activity:
Export Water sale payments	46,000	(40,500)	(5,500)	(1,900)	(3,600)
Balance at February 28, 2017	$1,307,800	$29,702,400	$1,016,000	$342,100	$673,900
 * The Arapahoe County tap fees are net of $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities that call for payments to CAA holders in order of their priority. This means the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive approximately $5.9 million of the first priority payout (the remaining entire first priority payout totals approximately $6.7 million as of February 28, 2017).

WISE Partnership

During December 2014, the Company, through Rangeview, consented to the waiver of all contingencies set forth in the Amended and Restated WISE Partnership – Water Delivery Agreement, dated December 31, 2013 (the “WISE Partnership Agreement”), among the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”), the City of Aurora acting by and through its Utility Enterprise (“Aurora Water”), and the South Metro WISE Authority (“SMWA”). The SMWA was formed by Rangeview and nine other governmental or quasi-governmental water providers pursuant to the South Metro WISE Authority Formation and Organizational Intergovernmental Agreement, dated December 31, 2013 (the “SM IGA”), to enable the members of SMWA to participate in the regional water supply project known as the Water Infrastructure Supply Efficiency partnership (“WISE”) created by the WISE Partnership Agreement. The SM IGA specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. The WISE Partnership Agreement provides for the purchase of certain infrastructure (i.e., pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. Certain infrastructure has been constructed, and other infrastructure will be constructed over the next several years.

By consenting to the waiver of the contingencies set forth in the WISE Partnership Agreement, pursuant to the terms of the Rangeview/Pure Cycle WISE Project Financing Agreement (the “WISE Financing Agreement”) between the Company and Rangeview, the Company has an agreement to fund Rangeview’s participation in WISE effective as of December 22, 2014. The Company’s cost of funding Rangeview’s purchase of its share of existing infrastructure and future infrastructure for WISE and funding operations and water deliveries related to WISE is projected to be approximately $5.6 million over the next five years. See further discussion in Note 6 – Related Party Transactions.

Operating Lease

Effective January 2017, the Company entered into an operating lease for approximately 2,500 square feet of office and warehouse space. The lease has a one-year term with payments of $3,000 per month.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2017

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

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the six months ended February 28, 2017:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Oustanding at August 31, 2016	338,000	$4.83
Granted	142,500	5.47
Exercised	-	-
Forfeited or expired	-	-
Outstanding at February 28, 2017	480,500	$4.98	6.59	$304,765

Options exercisable at February 28, 2017	333,000	$4.78	5.24	$297,640

The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan as of and for the six months ended February 28, 2017:
	Number of Options	Weighted-Average Grant Date Fair Value
Non-vested options oustanding at August 31, 2016	36,000	$4.59
Granted	142,500	3.67
Vested	(31,000)	2.95
Forfeited	-	-
Non-vested options outstanding at February 28, 2017	147,500	$3.52

All non-vested options are expected to vest.

Stock-based compensation expense was $64,500 and $55,200 for the three months ended February 28, 2017 and February 29, 2016, respectively. Stock-based compensation expense was $104,500 and $108,900 for the six months ended February 28, 2017 and February 29, 2016, respectively.

At February 28, 2017, the Company had unrecognized expenses totaling $456,000 relating to non-vested options that are expected to vest, which options have a weighted average life of less than three years. The Company has not recorded any excess tax benefits to additional paid-in capital.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2017

NOTE 6 – RELATED PARTY TRANSACTIONS

Rangeview is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range and other approved areas.  Rangeview is governed by an elected board of directors.  Eligible voters and persons eligible to service as director of Rangeview must own an interest in property within the boundaries of the Rangeview District.  The Company owns certain rights and real property interests which encompass the current boundaries of the Rangeview district.  The current directors of Rangeview include three employees of the Company, and two independent board members.

In 1995, the Company extended a loan to Rangeview, a related party. The loan provided for borrowings of up to $250,000, is unsecured, and bears interest based on the prevailing prime rate plus 2% (5.50% at February 28, 2017), and the maturity date of the loan is December 31, 2022. Beginning in January 2014, Rangeview and the Company entered into a funding agreement that allows the Company to continue to provide funding to Rangeview for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect. The $678,900 balance of the note receivable at February 28, 2017, includes borrowings of $308,700 and accrued interest of $370,200.

On December 16, 2009, the Company entered into a Participation Agreement with Rangeview, whereby the Company agreed to provide funding to Rangeview in connection with Rangeview joining the South Metro Water Supply Authority (“SMWSA”). On November 10, 2014, the Company and Rangeview entered into the WISE Financing Agreement, which became effective December 23, 2014, whereby the Company agreed to fund Rangeview’s cost of participating in a regional water supply project known as the WISE partnership. The Company anticipates spending approximately $5.6 million over the next five fiscal years to fund Rangeview’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE and to fund operations and water deliveries related to WISE.

Each year, beginning in 2012, the Company has entered into an Operation Funding Agreement with Sky Ranch Metropolitan District No. 5 obligating the Company to advance funding to the district for the district’s operations and maintenance expenses for the then-current calendar year. The district is expected to repay the amounts advanced pursuant to the funding agreements from future revenues from property tax assessments. All payments are subject to annual appropriations by the district in its absolute discretion. The advances by the Company accrue interest at a rate of 8% per annum from the date of the advance.

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

The $187,600 balance of the receivable due pursuant to the Operation Funding Agreements and the Facilities Funding and Acquisition Agreement at February 28, 2017, includes advances of $160,600 and accrued interest of $27,000. Upon the district’s ratification of the advances and related expenditures, the amount was reclassified to long-term and is recorded as part of Notes receivable – related parties.

On October 12, 2016, the Audit Committee of the Company’s board of directors approved accepting a bid submitted by Nelson Pipeline Constructors LLC to construct a pipeline connecting its Sky Ranch water system to Rangeview’s water system for approximately $4.1 million (the “Nelson Bid”). Nelson Pipeline Constructors LLC is a wholly owned subsidiary of Nelson Infrastructure Services LLC, a company in which Patrick J. Beirne owns a 50% interest. In addition, Mr. Beirne, a director of Pure Cycle, is Chairman and Chief Executive Officer of each of Nelson Pipeline Constructors LLC and Nelson Infrastructure Services LLC. Since Mr. Nelson is the 50% owner of the parent company of Nelson Pipeline Constructors LLC, Mr. Nelson’s interest in the transaction is approximately $2.05 million without taking into account any profit or loss from the Nelson Bid. Pursuant to the Company’s policies for review and approval of related party transactions, the Nelson Bid was reviewed and approved by the Audit Committee and by the board of directors, with Mr. Beirne abstaining. The Nelson Bid was the lowest bid received by the Company in connection with the Sky Ranch pipeline project and was lower than the Company’s estimated cost to construct the pipeline on its own.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2017

NOTE 7 – SIGNIFICANT CUSTOMERS

The Company sells wholesale water and wastewater services to Rangeview pursuant to the Rangeview Water Agreements (defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2016 Annual Report). Sales to Rangeview accounted for 27% and 76% of the Company’s total water and wastewater revenues for the three months ended February 28, 2017 and February 29, 2016, respectively. Sales to Rangeview accounted for 28% and 66% of the Company’s total water and wastewater revenues for the six months ended February 28, 2017 and February 29, 2016, respectively. Rangeview has one significant customer. Pursuant to the Rangeview Water Agreements, the Company is providing water and wastewater services to this customer on behalf of Rangeview. Rangeview’s significant customer accounted for 16% and 89% of the Company’s total water and wastewater revenues for the three months ended February 28, 2017 and February 29, 2016, respectively. Rangeview’s significant customer accounted for 23% and 76% of the Company’s total water and wastewater revenues for the six months ended February 28, 2017 and February 29, 2016, respectively.

Revenues related to the provision of water for the oil and gas industry to one customer accounted for 70% and 62% of the Company’s water and wastewater revenues for the three and six months ended February 28, 2017, respectively. The Company had no revenues related to the provision of water for the oil and gas industry for the three and six months ended February 29, 2016.

The Company had accounts receivable from Rangeview that accounted for 90% and 74% of the Company’s trade receivables balances at February 28, 2017 and August 31, 2016, respectively. Accounts receivable from Rangeview’s largest customer accounted for 74% and 63% of the Company’s trade receivables as of February 28, 2017 and August 31, 2016, respectively.

NOTE 8 – ACCRUED LIABILITIES

At February 28, 2017, the Company had accrued liabilities of $100,100, of which $10,000 was for estimated property taxes, $49,500 was for professional fees, and $40,600 was for operating payables.

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

NOTE 10 – SEGMENT INFORMATION

Prior to the sale of the Company’s agricultural assets and the residual operations through December 31, 2015, the Company operated primarily in two lines of business: (i) the wholesale water and wastewater business; and (ii) the agricultural farming business. The Company has discontinued its agricultural farming operations. The Company will continue to operate its wholesale water and wastewater services segment as its only line of business. The wholesale water and wastewater services business includes selling water service to customers using water rights owned by the Company and developing infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater.

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

The following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand our results of operations and financial condition and should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016 (the "2016 Annual Report"). This section focuses on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:

●
Revenue generated from providing water and wastewater services;
●
Expenses associated with developing our water and land assets; and
●
Cash available to continue development of our water rights, land assets and service agreements.

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

Our Business

Pure Cycle Corporation (“we,” “us,” or “our”) is a Colorado corporation that (i) provides wholesale water and wastewater services to end-use customers of governmental entities and to commercial, industrial and residential customers and (ii) develops our land assets for residential, commercial, and industrial uses.

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

We own or control approximately 26,985 acre feet of surface water, non-tributary, and not non-tributary groundwater rights, and approximately 26,000 acre feet of adjudicated reservoir sites that we refer to as our “Rangeview Water Supply.” This water is located in the southeast Denver metropolitan area on a 27,000 acre parcel of land which is owned by the State Board of Land Commissioners (the “Land Board”) known as the “Lowry Range.” Of the approximately 26,985 acre feet of water comprising our Rangeview Water Supply, we own 11,650 acre feet of water which we can export from the Lowry Range (“Export Water”), which consists of 10,000 acre feet of groundwater and 1,650 acre feet of average yield surface water, pending completion by the Land Board of documentation related to the exercise of our right to substitute 1,650 acre feet of our groundwater for a comparable amount of surface water. Additionally, assuming the completion of the substitution of groundwater for surface water, we hold the exclusive right to develop and deliver through the year 2081 the remaining 12,035 acre feet of groundwater and approximately 1,650 acre feet of average yield surface water to customers either on or off of the Lowry Range.

We currently provide wholesale water and wastewater service predominantly to two local governmental entity customers. Our largest wholesale domestic customer is the Rangeview Metropolitan District (“Rangeview”). We provide service to Rangeview and its end-use customers pursuant to the Rangeview Water Agreements (defined in Part I, Item 1 – Business – Our Water and Land Assets in the 2016 Annual Report). Through Rangeview, including through our recently acquired Wild Pointe Service Agreement, we serve 378 Single Family Equivalent (“SFE”) water connections and 157 SFE wastewater connections located in southeastern metropolitan Denver. In the past three years, we have been providing water to industrial customers in the oil and gas industry located in and adjacent to our service areas for the purpose of hydraulic fracturing. Oil and gas operators have leased more than 135,000 acres within and adjacent to our service areas for the purpose of exploring oil and gas interests in the Niobrara and other formations, and this activity had led to increased water demands. As a result of the recent decline in oil prices, drilling has been significantly reduced, and we are currently selling water to the oil and gas industry for the purpose of hydraulic fracturing.

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

Sky Ranch

We also own 931 acres of land, zoned as a Master Planned Community along the I-70 corridor east of Denver, Colorado. We are currently negotiating agreements with homebuilders for the development and sale of residential lots for single family homes. In anticipation of developing this land, we are installing approximately eight miles of water transmission lines at an estimated cost of $4.2 million to connect our Lowry Range water system to Sky Ranch.  Approximately $3.5 million of these costs have been incurred through February 28, 2017 and are included in construction in progress.  The remaining estimated costs are expected to be incurred over the next two months.

Wild Pointe

On December 15, 2016, Rangeview, acting by and through its Water Activity Enterprise, and Elbert & Highway 86 Commercial Metropolitan District, a quasi-municipal corporation and political subdivision of the State of Colorado, acting by and through its Water Enterprise (the "EH86 District"), entered into a Water Service Agreement (the "Wild Pointe Service Agreement"). Subject to the conditions set forth in the Wild Pointe Service Agreement and the terms of our engagement by Rangeview as Rangeview's exclusive service provider, we acquired, among other things, the exclusive right to provide water services to residential and commercial customers in Wild Pointe Ranch, located 15 miles south of the Lowry Range in unincorporated Elbert County, Colorado, in exchange for $1,600,000 in cash. Pursuant to the terms of the Wild Pointe Service Agreement, we, in our capacity as Rangeview's service provider, are responsible for providing water services to all users of water services within the boundaries and service area of the EH86 District and for operating and maintaining the EH86 District's water system. In exchange, we receive all rates, fees and charges remitted to Rangeview by the EH86 District pursuant to the Wild Pointe Service Agreement, including system development (or tap) fees from new customers and monthly water service revenues. The EH86 District's water system currently provides water service to approximately 120 existing SFE water connections in Wild Pointe Ranch and may grow to over 300 SFE water connections.

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

After closing the sale of our farm portfolio, we purchased approximately 700 acres of real property in the area to resolve certain dry-up covenants on three properties in order to obtain the release of the remaining approximately $1.3 million in proceeds from the sale. During the quarter ended February 29, 2016, after resolving the dry-up covenant issues, the escrow proceeds were distributed to us, and the 700 acres are held as “land for sale” within Assets of discontinued operations.

We have discontinued our farm operations and will continue to liquidate the remaining assets in this line of business.

This land interest is described in the Arkansas River Assets section of Note 4 – Water and Land Assets in Part II, Item 8 of the 2016 Annual Report.

Results of Operations

Executive Summary

The results of our operations for the three and six months ended February 28, 2017 and February 29, 2016 are as follows:
Summary Table 1a
	Three months ended
	February 28, 2017	February 29, 2016	Change	% Change
Millions of gallons of water delivered	17.7	2.7	15.0	556%
Metered water usage revenues	$190,700	$27,400	$163,300	596%
Operating costs to deliver water	$77,700	$58,500	$19,200	33%
(excluding depreciation and depletion)
Water delivery gross margin %	59%	-114%

Wastewater treatment revenues	$11,200	$10,700	$500	5%
Operating costs to treat wastewater	$7,400	$6,200	$1,200	19%
Wastewater treatment gross margin %	34%	42%

Other income	$21,200	$24,400	$(3,200)	-13%
Other income costs incurred	$16,000	$14,700	$1,300	9%
Other income gross margin %	25%	40%

Tap and specialty facility revenues	$13,900	$13,900	$-	0%

General and administrative expenses	$449,500	$449,300	$200	0%
Loss from continuing operatons	$(314,600)	$(242,000)	$(72,600)	30%
Loss from discontinued operations	$(2,600)	$(28,600)	$26,000	91%
Net loss	$(317,300)	$(270,700)	$(46,600)	-17%

Summary Table 1b
	Six months ended
	February 28, 2017	February 29, 2016	Change	% Change
Millions of gallons of water delivered	35.6	10.6	25.0	236%
Metered water usage revenues	$331,800	$84,200	$247,600	294%
Operating costs to deliver water	$157,600	$125,800	$31,800	25%
(excluding depreciation and depletion)
Water delivery gross margin %	53%	-49%

Wastewater treatment revenues	$23,500	$21,000	$2,500	12%
Operating costs to treat wastewater	$15,000	$13,300	$1,700	13%
Wastewater treatment gross margin %	36%	37%

Other income	$53,000	$69,300	$(16,300)	-24%
Other income costs incurred	$32,300	$30,600	$1,700	6%
Other income gross margin %	39%	56%

Tap and specialty facility revenues	$27,900	$27,900	$-	0%

General and administrative expenses	$892,800	$889,100	$3,700	0%
Loss from continuing operatons	$(633,900)	$(397,700)	$(236,200)	59%
Income (loss) from discontinued operations	$(21,300)	$29,500	$(50,800)	-172%
Net loss639100	$(655,300)	$(368,200)	$(287,100)	78%

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

Water deliveries increased 563% and water revenues increased 596% during the three months ended February 28, 2017, compared to the three months ended February 29, 2016. The increase in water deliveries and revenues is primarily the result of an increase in demand for water by the oil and gas industry, which was used primarily to frack a well drilled in the Niobrara formation. Water deliveries increased 211% and water revenues increased 294% during the six months ended February 28, 2017, compared to the six months ended February 29, 2016. This increase was due to a higher demand for water by the oil and gas industry during the current six month period compared to the prior corresponding period. As a result of the difference in metered rates for fracking water compared to rates for tap customers, revenues received for fracking water have a greater margin. Increases and decreases in water deliveries charged at different rates will result in disproportionate increases and decreases in revenues. The following table details the sources of our sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for the three and six months ended February 28, 2017 and February 29, 2016, respectively.

Table 2a - Water Revenue Summary
	Three months ended
	February 28, 2017			February 29, 2016
Customer Type	Sales	kgal	Average price per kgal	Sales	kgal	Average price per kgal
On Site	$44,000	1,434.4	$30.7	$23,600	2,639.3	$8.9
Export - Commercial	5,200	315.1	16.5	3,800	47.0	80.9
Fracking	141,500	13,350.1	10.6	-	-	-
	$190,700	15,099.6	$12.63	$27,400	2,686.3	$10.2

The gross margin on delivering water increased to 59% and 53% during the three and six months ended February 28, 2017, respectively, compared to a negative margin of 114% and 49% during the three and six months ended February 29, 2016, respectively, due to an increase in water deliveries which offset certain fixed costs. The Company is obligated to pay certain lease and operating costs related to the ECCV system (defined under Liquidity, Capital Resources and Financial Position below). The system costs approximately $8,000 per month to maintain without any production. We had significant production through the ECCV system related to the oil and gas water deliveries for the three and six months ended February 28, 2017, which has positively impacted our gross margin.

Wastewater Treatment Revenues – Our wastewater customer is charged based on the amount of wastewater treated.

Wastewater fees increased 5% and 12% during the three and six months ended February 28, 2017, compared to the three and six months ended February 29, 2016, respectively. The increases were primarily the result of increased demand from our only wastewater customer. Wastewater operating costs and gross margin fluctuate based on timing of expenses and regulatory requirements, but generally fluctuate consistent with demand.

Tap and Special Facility Revenues – We have various water and wastewater service agreements, a component of which may include tap fees and construction fees. We recognize water tap fees from wholesale users as revenue ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2016 Annual Report) constructed to provide service to Arapahoe County, Colorado (the “County”). We recognized $3,600 and $7,200 of water tap fee revenues during each of the three and six months ended February 28, 2017 and February 29, 2016, respectively. The water tap fees to be recognized over these periods are net of the royalty payments to the Land Board and amounts paid to third parties pursuant to the “CAA,” which is described in Note 4 – Long-Term Obligations and Operating Lease to the accompanying consolidated financial statements.

We recognized $10,400 and $27,800 of “Special Facilities” (defined in the 2016 Annual Report) funding as revenue during each of the three months ended February 28, 2017 and February 29, 2016, respectively. This is the ratable portion of the Special Facilities funding proceeds received from the County pursuant to a water service agreement as more fully described in Note 2 – Summary of Significant Accounting Policies to Part II, Item 8 of the 2016 Annual Report.

At February 28, 2017, we had deferred recognition of $1.0 million of wholesale water tap and construction fee revenue from the County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

Rangeview’s water tap fees are $24,620 per SFE, and wastewater tap fees are $4,988 per SFE. We did not sell any water or wastewater taps during the three or six months ended February 28, 2017 or February 29, 2016.

Other Income – Other income consisted principally of consulting fees of $21,200 and $24,400 for the three months ended February 28, 2017 and February 29, 2016, respectively. Other income consisted principally of consulting fees of $53,000 and $57,700 for the six months ended February 28, 2017 and February 29, 2016, respectively. Our margins have fluctuated as we allocated additional staff costs to system management. Other income also included $11,200 for the six months ended February 29, 2016, from a cost-sharing arrangement for our industrial water sales to the fracking industry.

General and Administrative Expenses

Significant balances classified as general and administrative ("G&A") expenses for the three and six months ended February 28, 2017 and February 29, 2016, respectively, were:

Table 3a - Signficant Balances in G&A
	Three months ended
	February 28, 2017	February 29, 2016	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$274,500	$232,700	$41,800	18%
Excluding share-based compensation	$212,800	$177,500	$35,300	20%
Professional fees	$56,164	$69,600	$(13,436)	-19%
Fees paid to directors (including insurance)	$29,426	$33,700	$(4,274)	-13%
Public entity related expenses	$21,400	$24,000	$(2,600)	-11%

Table 3b - Signficant Balances in G&A
	Six months ended
	February 28, 2017	February 29, 2016	$ Change	% Change
Salary and salary related expenses:
Including share-based compensation	$507,000	$458,900	$48,100	10%
Excluding share-based compensation	$402,500	$350,000	$52,500	15%
Professional fees	$118,500	$153,000	$(34,500)	-23%
Fees paid to directors (including insurance)	$63,700	$63,700	$-	0%
Public entity related expenses	$49,700	$55,600	$(5,900)	-11%

Salary and salary related expenses – Salary and salary related expenses including share-based compensation increased 18% and 10% for the three and six months ended February 28, 2017, as compared to the three and six months ended February 29, 2016, respectively. The increase was primarily the result of increases in salaries, which was partially offset by a reduction in share-based compensation expenses. The salary and salary related expenses noted above include $61,700 and $55,200 of share-based compensation expenses during the three months ended February 28, 2017 and February 29, 2016, respectively. The salary and salary related expenses noted above include $104,500 and $108,900 of share-based compensation expenses during the six months ended February 28, 2017 and February 29, 2016, respectively.

Professional fees (mainly accounting and legal) – Legal and accounting fees decreased 19% and 23% during the three and six months ended February 28, 2017, as compared to the three and six months ended February 29, 2016, respectively. The decrease was due to decreased legal fees related to litigation of approximately $23,500 and $46,300 for the three and six months ended February 28, 2017, as compared to the three and six months ended February 28, 2017 and February 29, 2016, respectively.

Fees paid to directors (including insurance) – Directors' fees, including D&O insurance, decreased 13% and were consistent for the three and six months ended February 28, 2017, as compared to the three and six months ended February 29, 2016, respectively. These fees vary due to the number of meetings and timing of payments, however they are generally expected to remain consistent year over year.

Public entity expenses – Costs associated with corporate governance and costs associated with being a publicly traded entity decreased 11% for each of the three and six months ended February 28, 2017 as compared to the three and six months ended February 29, 2016. The fluctuations are due to the timing and number of filings and compliance costs for filing with the Securities and Exchange Commission (the “SEC”).

Other Income and Expense Items

Table 4a - Other Items
	Three Months Ended
	February 28, 2017	February 29, 2016	$ Change	% Change
Other income items:
Oil and gas lease income, net	$6,000	$161,400	$(155,400)	-96%
Oil and gas royalty income, net	$71,300	$72,500	$(1,200)	-2%
Interest income	$66,100	$77,600	$(11,500)	-15%

Table 4b - Other Items
	Six Months Ended
	February 28, 2017	February 29, 2016	$ Change	% Change
Other income items:
Oil and gas lease income, net	$11,200	$322,900	$(311,700)	-97%
Oil and gas royalty income, net	$139,400	$194,600	$(55,200)	-28%
Interest income	$139,700	$141,400	$(1,700)	-1%

The oil and gas lease income amounts in 2016 primarily represent a portion of the up-front payments we received on March 10, 2011, upon the signing of a Paid-Up Oil and Gas Lease that was subsequently purchased by a wholly-owned subsidiary of ConocoPhillips Company (the "O&G Lease") and a Surface Use and Damage Agreement (the "Surface Use Agreement"). During fiscal year 2011, we received payments of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property. The income received was recognized in income ratably over the initial three-year term of the O&G Lease, which began on March 10, 2011. During February 2014, we received an additional payment of $1,243,400 to extend the initial term of the O&G Lease by an additional two years through February 2016. The income received for the extension was recognized in income over the two-year extension term of the O&G Lease. The oil and gas lease income amounts in 2017 and a small portion of 2016 represent a portion of the up-front payment of $72,000 we received in fiscal 2014 for exploring for, developing, producing, and marketing oil and gas on 40 acres of mineral estate we own adjacent to the Lowry Range (the "Rangeview Lease"). The income received for the Rangeview Lease is being recognized ratably through June 2017.

The oil and gas royalty income represents amounts received pursuant to the O&G Lease. The amount includes royalties from oil and gas production from wells in our mineral estate at Sky Ranch. The royalties for the three months ended February 28, 2017 were approximately $71,300, as compared to $72,500 for the same period in 2016. The royalties for the six months ended February 28, 2017 were approximately $139,400, as compared to $194,600 for the same period in 2016. The decrease in oil and gas royalties is a result of lower production of oil and gas from wells in our mineral estate at Sky Ranch.

Interest income represents interest earned on the temporary investment of capital in cash and cash equivalents, available-for-sale securities, finance charges, and interest accrued on the notes receivable from Rangeview and Sky Ranch Metropolitan District No. 5. The increase was primarily attributable to the investment of cash received from the sale of our farms in August 2015 in a money market fund at a bank, certificates of deposit, and investments in U.S. treasury securities.

Discontinued Operations

For additional information about our discontinued operations, see Notes to Consolidated Financial Statements.

The following table provides the components of discontinued operations:

Discontinued Operations Income Statement

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Farm revenues	$6,034	$63,743	$6,034	$275,991
Farm expenses	-	(17,736)	-	(33,368)
Gross profit	6,034	46,007	6,034	242,623

General and administrative expenses	17,104	74,648	36,730	213,156
Operating (loss) profit	(11,070)	(28,641)	(30,696)	29,467
Finance charges	8,421	-	9,367	-
Income (loss) from discontinued operations	$(2,649)	$(28,641)	$(21,329)	$29,467

Liquidity, Capital Resources and Financial Position

At February 28, 2017, our working capital, defined as current assets less current liabilities, was $27.8 million, which included $28.1 million in cash and cash equivalents and available for sale securities, and we had $1.4 million held in long-term investments.

We believe that as of February 28, 2017 and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next fiscal year.

Sale of Farm Assets – We sold our Arkansas River farm assets for approximately $45.8 million on August 18, 2015. Approximately $1.3 million was being held in escrow pending the resolution of dry-up covenant issues related to three farms. During the fiscal quarter ended February 29, 2016, we received the $1.3 million.

System Expansion – During the six months ended February 28, 2016, we spent approximately $4.0 million to install approximately eight miles of pipeline and other infrastructure at our Sky Ranch water system and infrastructure at Rangeview. We anticipate the pipeline will be completed in April 2017.

ECCV Capacity Operating System – Rangeview has the right to purchase water from East Cherry Creek Valley Water and Sanitation Districts’s (“ECCV”) Land Board system. In May 2012, in order to increase the delivery capacity and reliability of the ECCV wells, in our capacity as Rangeview’s service provider and the Export Water Contractor (as defined in the 2014 Amended and Restated Lease Agreement among us, Rangeview and the Land Board), we entered into an agreement to operate and maintain certain ECCV facilities located on the Lowry Range, allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat monthly fee of $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers. In addition, the ECCV system costs us approximately $500 per month to maintain.

South Metropolitan Water Supply Authority (“SMWSA”) and the Water Infrastructure Supply Efficiency Partnership (“WISE”) – SMWSA is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members, including Rangeview. Pursuant to the SMWSA Participation Agreement with Rangeview, we agreed to provide funding to Rangeview in connection with its membership in the SMWSA. In July 2013, Rangeview, together with nine other SMWSA members, formed an entity to enable its members to participle in a cooperative water project known as WISE and entered into an agreement that specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. On December 31, 2013, the South Metro WISE Authority (“SMWA”), the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”) and the City of Aurora acting by and through its Utility Enterprise (“Aurora Water”) entered into the Amended and Restated WISE Partnership – Water Delivery Agreement (the “WISE Partnership Agreement”), which provides for the purchase of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. We have entered into the Rangeview/Pure Cycle WISE Project Financing Agreement (the “WISE Financing Agreement”), which obligates us to fund Rangeview’s cost of participating in WISE. We anticipate that we will be investing approximately $5.6 million during the next five fiscal years to fund Rangeview’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE. In exchange for funding Rangeview’s obligations in WISE, we will have the sole right to use and reuse Rangeview’s 7% share of the WISE water and infrastructure to provide water service to Rangeview’s customers and to receive the revenue from such service. Upon completion in 2021, we expect to be entitled to approximately three million gallons per day of transmission pipeline capacity and 500 acre feet per year of water.

Summary Cash Flows Table

Table 5 - Summary Cash Flows Table
	Six Months Ended
	February 28, 2017	February 29, 2016	$ Change	% Change
Cash (used in) provided by:
Operating acitivites	$(536,300)	$(225,200)	$(311,100)	138%
Investing activities	$2,592,400	$(30,681,000)	$33,273,400	-108%
Financing activities	$(1,900)	$(1,500)	$(400)	27%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services and from leases on our farms, costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.

Cash used in operations in the six months ended February 28, 2017, increased by $311,100 compared to the six months ended February 29, 2016, which was due primarily to a decrease in deferred oil and gas lease payments of approximately $310,900 as well a decrease in income taxes of approximately $292,700.

Changes in Investing Activities – Investing activities in the six months ended February 28, 2017, consisted of the sale of available for sale securities for $7.2 million, the investment in our water system of $4.6 million of which approximately $2.9 million (of the total estimated $4.2 million cost) related to construction of the Sky Ranch pipeline, $1.6 million related to the Wild Pointe purchase and approximately $0.1 million related to the WISE infrastructure, and the purchase of equipment of $29,500. Investing activities in the six months ended February 29, 2016, consisted of the sale of $19.9 million and purchase of $10.0 million of available for sale securities, the investment in our water system of $270,100 and the purchase of equipment of $412,000.

Changes in Financing Activities – Financing activities in the six months ended February 28, 2017, consisted of payments to contingent liability holders of $1,900. Financing activities in the six months ended February 29, 2016, consisted of payments to contingent liability holders of $1,500.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist entirely of the contingent portion of the CAA as described in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply to the accompanying financial statements. The contingent liability is not reflected on our balance sheet because the obligation to pay the CAA is contingent on sales of “Export Water” (defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2016 Annual Report), the amounts and timing of which are not reasonably determinable.

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

Revenue Recognition

Our revenues consist mainly of monthly service fees, tap fees, and construction fees. Additionally, we receive other income from oil and gas leases and related royalties on our properties. Monthly metered water usage fees and monthly wastewater treatment fees are recognized in income each month as earned.

As further described in Note 1 – Presentation of Interim Information to the accompanying financial statements, proceeds from tap sales and construction fees are deferred upon receipt and recognized in income based on whether we own the facilities constructed with the proceeds. We recognize tap fees derived from agreements for which we construct infrastructure owned by others as revenue, along with the associated costs of construction, pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially during the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the three and six months ended February 28, 2017 or February 29, 2016.

Tap and construction fees derived from agreements for which we own the infrastructure are recognized as revenue ratably over the estimated service life of the assets constructed with such fees. Although the cash will be received up-front and most construction will be completed within one year of receipt of the proceeds, revenue recognition may occur over 30 years or more. Management is required to estimate the service life, and currently the service life is based on the estimated useful accounting life of the assets constructed with the tap fees. The useful accounting life of the asset is based on management’s estimation and may not have any correlation to the actual life of the asset or the actual service life of the tap. The accounting-based useful life is deemed a reasonable recognition life of the revenues because the depreciation of the assets constructed generating those revenues will therefore be matched with the revenues.

On March 10, 2011, we entered into the O&G Lease. Pursuant to the O&G Lease, during each of the fiscal years ended August 31, 2011 and 2014, we received up-front payments of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate we own at our Sky Ranch property. We recognized or are recognizing the up-front payments from the O&G Lease as income on a straight-line basis over three years (the initial term of the O&G Lease) and over two years (the extended term of the O&G Lease). Puresuant to the Rangeview Lease, during the fiscal year ended August 31, 2015, we received an up-front payment of $72,000 for the purpose of exploring for, developing, producing and marketing oil and gas on 40 acres of mineral estate we own adjacent to the Lowry Range. In connection with the up-front payments received pursuant to the O&G Lease and the Rangeview Lease, we recognized oil and gas lease income of (i) $6,000 and $161,400 during the three months ended February 28, 2017 and February 29, 2016, respectively, and (ii) $11,300 and $322,900 for the six months ended February 28, 2017 and February 29, 2016, respectively.

During the three months ended February 28, 2015, two wells were drilled within our mineral interest. Beginning in March 2015, both wells were placed into service and began producing oil and gas and accruing royalties to us. In May 2015, certain gas collection infrastructure was extended to the property to allow the collection of gas from the wells and accrual of royalties attributable to gas production. We received royalties attributable to these wells of (i) $71,300 and $72,500 during the three months ended February 28, 2017 and February 29, 2016, respectively, and (ii) $139,400 and $194,600 for the six months ended February 28, 2017 and February 29, 2016, respectively.

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
●
the impact of new accounting pronouncements;
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
●
timing for completion of the pipeline to interconnect our Rangeview and Sky Ranch water systems;

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
●
continued expenses related to discontinued operations;
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
●
the outcome of litigation and arbitration proceedings;
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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest-bearing investments. As of February 28, 2017, we own 51 certificates of deposit and U.S. Treasury Notes with stated maturity dates and locked interest rates. Therefore, we are not subject to interest rate fluctuations. We have no investments denominated in foreign country currencies; therefore, our investments are not subject to foreign currency exchange rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of February 28, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

April 10, 2017