Form 10-Q
period 2017-05-31
PURE CYCLE CORP
filed 2017-07-07
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 06, 2017:

Common stock, 1/3 of $.01 par value	23,754,098
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:	May 31, 2017	August 31, 2016
Current assets:	(unaudited)
Cash and cash equivalents	$5,747,551	$4,697,288
Short-term investments	20,232,935	23,176,450
Trade accounts receivable	61,554	181,006
Prepaid expenses	515,445	350,819
Assets of discontinued operations	560,543	680,287
Total current assets	27,118,028	29,085,850

Long-term investments	1,430,177	6,853,276
Investments in water and water systems, net	34,343,476	28,321,926
Land and mineral interests	5,618,800	5,345,800
Notes receivable - related parties, including accrued interest	905,503	800,369
Other assets	451,072	472,393
Total assets	$69,867,056	$70,879,614

LIABILITIES:
Current liabilities:
Accounts payable	$445,485	$160,390
Accrued liabilities	70,807	242,624
Deferred revenues	55,800	55,800
Deferred oil and gas lease payment	1,000	19,000
Liabilities of discontinued operations	8,646	4,394
Total current liabilities	581,738	482,208

Deferred revenues, less current portion	1,013,639	1,055,491
Participating Interests in Export Water Supply	341,864	343,966
Total liabilities	1,937,241	1,881,665

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $.001 per share, 25 million shares authorized;
432,513 shares issued and outstanding
(liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized;
23,754,098 and 23,754,098 shares outstanding, respectively	79,185	79,185
Additional paid-in capital	171,366,275	171,198,241
Accumulated other comprehensive (loss) income	(23,366)	3,122
Accumulated deficit	(103,492,712)	(102,283,032)
Total shareholders' equity	67,929,815	68,997,949
Total liabilities and shareholders’ equity	$69,867,056	$70,879,614

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Revenues:
Metered water usage	$47,695	$35,659	$379,462	$119,832
Wastewater treatment fees	6,967	10,537	30,516	31,540
Special facility funding recognized	10,377	10,377	31,131	31,131
Water tap fees recognized	46,978	3,574	54,125	10,721
Other	21,991	40,705	74,952	109,980
Total revenues	134,008	100,852	570,186	303,204

Expenses:
Water service operations	(76,878)	(65,184)	(234,444)	(190,976)
Wastewater service operations	(7,509)	(7,286)	(22,478)	(20,555)
Depletion and depreciation	(69,013)	(41,604)	(178,394)	(124,834)
Other	(13,649)	(20,763)	(45,921)	(51,373)
Total cost of revenues	(167,049)	(134,837)	(481,237)	(387,738)
Gross (loss) profit	(33,041)	(33,985)	88,949	(84,534)

General and administrative expenses	(518,625)	(431,737)	(1,411,410)	(1,294,585)
Depreciation	(79,388)	(67,172)	(227,643)	(182,999)
Operating loss	(631,054)	(532,894)	(1,550,104)	(1,562,118)

Other income (expense):
Oil and gas lease income, net	6,000	31,905	17,265	354,765
Oil and gas royalty income, net	24,935	76,400	164,338	271,002
Interest income	59,578	66,253	199,242	175,356
Other	(2,600)	(2,671)	(7,814)	(8,004)
Net loss from continuing operations	(543,141)	(361,007)	(1,177,073)	(768,999)
Loss from discontinued operations, net of taxes	(11,275)	(61,263)	(32,607)	(21,511)
Net loss	$(554,416)	$(422,270)	$(1,209,680)	$(790,510)
Unrealized holding gains (losses)	8,404	(35,517)	(26,488)	(23,335)
Total comprehensive loss	$(546,012)	$(457,787)	$(1,236,168)	$(813,845)

Basic and diluted net income (loss) per common share –
Loss from continuing operations	$(0.02)	$(0.02)	$(0.05)	$(0.03)
(Loss) earnings from discontinued operations	*	*	*	*
Net loss	$(0.02)	$(0.02)	$(0.05)	$(0.03)

Weighted average common shares outstanding – basic	23,754,098	23,754,098	23,754,098	23,795,627
Weighted average common shares outstanding – diluted	23,754,098	23,754,098	23,754,098	23,795,627

* Amount is less than $.01 per share

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Nine months ended May 31, 2017
(unaudited)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
August 31, 2016 balance:	432,513	$433	23,754,098	$79,185	$171,198,241	$3,122	$(102,283,032)	$68,997,949
Share-based compensation	–	–	–	–	168,034	–	–	168,034
Net loss	–	–	–	–	–	–	(1,209,680)	(1,209,680)
Unrealized holding loss on investments	–	–	–	–	–	(26,488)	–	(26,488)
May 31, 2017 balance:	432,513	$433	23,754,098	$79,185	$171,366,275	$(23,366)	$(103,492,712)	$67,929,815

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended May 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,209,680)	$(790,510)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and depletion	405,167	307,834
Investment in Well Enhancement Recover Systems, LLC	7,652	8,004
Stock-based compensation expense	168,034	167,061
Interest income and other non-cash items	(26,641)	(37,299)
Interest added to receivable from related parties	(18,316)	(22,503)
Changes in operating assets and liabilities:
Trade accounts receivable	119,452	248,731
Prepaid expenses	(164,626)	(145,826)
Notes receivable - related parties	(86,818)	(26,483)
Accounts payable and accrued liabilities	(90,322)	(486,170)
Income taxes	-	(292,729)
Deferred revenues	(41,852)	(41,852)
Deferred oil and gas lease payment	(18,000)	(354,765)
Net cash used in operating activities from continuing operations	(955,950)	(1,466,507)
Net cash provided by operating activities from discontinued operations	116,706	1,251,527
Net cash used in operating activities	(839,244)	(214,980)

Cash flows from investing activities:
Sale (purchase) of short-term investments	8,366,614	(23,142,484)
Purchase of long-term investments	-	(7,026,424)
Investments in Sky Ranch pipeline	(4,101,010)
Investments in Sky Ranch land development	(378,600)
Investments in water, water systems, and land	(1,918,153)	(695,746)
Purchase of property and equipment	(77,242)	(441,768)
Net cash provided by (used in) investing activities from continuing operations	1,891,609	(31,306,422)
Net cash used in investing activities from discontinued operations	-	(451,347)
Net cash provided by (used in) investing activities	1,891,609	(31,757,769)

Cash flows from financing activities:
Payments to contingent liability holders	(2,102)	(1,629)
Net cash used in financing activities from continuing operations	(2,102)	(1,629)
Net cash provided by financing activities from discontinued operations	-	-
Net cash used in financing activities	(2,102)	(1,629)
Net change in cash and cash equivalents	1,050,263	(31,974,378)
Cash and cash equivalents – beginning of period	4,697,288	37,089,041
Cash and cash equivalents – end of period	$5,747,551	$5,114,663

SUPPLEMENTAL DISCLSOURES OF NON-CASH ACTIVITIES
Investment in Sky Ranch pipeline through accounts payable	$210,889	$-
Retirement of collateral stock	$-	$1,407,000

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2017

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The May 31, 2017 consolidated balance sheet, the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended May 31, 2017 and 2016, the consolidated statement of shareholders’ equity for the nine months ended May 31, 2017, and the consolidated statements of cash flows for the nine months ended May 31, 2017 and 2016 have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at May 31, 2017, and for all periods presented.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a financially stable financial institution. At various times during the three and nine months ended May 31, 2017, the Company’s main operating account exceeded federally insured limits. The Company has never suffered a loss due to such excess balance.

Investments

Management determines the appropriate classification of its investments in certificates of deposit and debt and equity securities at the time of purchase and reevaluates such determinations each reporting period.

Certificates of deposit and debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company has $1,430,000 of investments classified as held-to-maturity at May 31, 2017, that represent certificates of deposit and U.S. treasury notes with maturity dates after May 31, 2018. Certificates of deposit and debt securities that the Company does not have the positive intent or ability to hold to maturity are classified as available-for-sale, along with any investments in equity securities. Securities classified as available-for-sale are marked-to-market at each reporting period. Changes in value on such securities are recorded as a component of Accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. The Company’s debt securities mature at various dates through July 2018.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2017

Cash and Cash Equivalents – The Company’s cash and cash equivalents are reported using the values as reported by the financial institution where the funds are held. These securities primarily include balances in the Company’s operating and savings accounts. The carrying amounts of cash and cash equivalents approximate fair value.

Trade Accounts Receivable – The carrying amount of the trade accounts receivable approximate their fair value due to the relatively short term nature of the receivables. The Company records accounts receivable net of allowances for uncollectible accounts.

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

Revenue Recognition

Wholesale Water and Wastewater Fees – Monthly wholesale water usage charges are assessed to the Company’s customers based on actual metered usage each month plus a base monthly service fee. The Company recognizes wholesale water usage revenues upon delivering water to its customers or its governmental customer’s end-use customers, as applicable. The Company recognized $47,700 and $35,700 of metered water usage revenues during the three months ended May 31, 2017 and 2016, respectively. The Company recognized $379,500 and $119,800 of metered water usage revenues during the nine months ended May 31, 2017 and 2016, respectively.

The Company recognizes wastewater treatment fees monthly based on usage. The monthly wastewater treatment fees are shown net of amounts retained by Rangeview. The Company recognized $7,000 and $10,500 of wastewater treatment fees during the three months ended May 31, 2017 and 2016, respectively. The Company recognized $30,500 and $31,500 of wastewater treatment fees during the nine months ended May 31, 2017 and 2016, respectively. Costs of delivering water and providing wastewater services to customers are recognized as incurred. For the three and nine months ended May 31, 2017, the Company recognized approximately $13,000 and $18,000, respectively, of water revenue related to its Wild Pointe Service Agreement (as defined in Note 3 – Water and Land Assets below).

Tap Fees – The Company has various water and wastewater service agreements, a component of which may include tap fees, or system development fees, which are non-refundable and are typically used to fund construction of certain facilities and defray the acquisition costs of obtaining water rights. Tap fees are typically paid at the time the customer receives a building permit that allows the customer or developer to connect to the Company’s wholesale water or wastewater systems.

Construction Fees – The Company may also receive certain construction fees which are fees used by the Company to construct assets that are typically required to be constructed by developers or home builders and are separate from tap fees. Construction fees are usually required for specific facilities that are needed to extend water or wastewater service to individual users and that are not available to all users of the Company’s wholesale water and wastewater system. Construction fees are typically identified separately in our water and wastewater service agreements.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2017

Proceeds from tap fees and construction fees are deferred upon receipt and recognized in income either upon completion of construction of infrastructure or ratably over time, depending on whether the Company or a customer owns the infrastructure constructed with the proceeds.

Tap and construction fees derived from agreements pursuant to which the Company will not own the assets constructed with the fees are recognized as revenue using the percentage-of-completion method. Costs of construction of the assets when the Company will not own the assets are recorded as construction costs. The Company recognized $43,000 of water tap fee revenues related to its Wild Pointe Service Agreement (as defined in Note 3 – Water and Land Assets below) during the three months ended May 31, 2017.

Tap and construction fees derived from agreements pursuant to which the Company will own the infrastructure are recognized as revenues ratably over the estimated accounting service life of the facilities constructed, starting at completion of construction, which could be excess of 30 years. Costs of the construction of the assets when the Company will own the assets are capitalized and depreciated over their estimated economic lives. The Company recognized $3,600 and $10,700 of water tap fee revenues during each of the three and nine months ended May 31, 2017 and 2016, respectively. The water tap fees to be recognized over this period are net of the royalty payments to the State Board of Land Commissioners (the “Land Board”) and amounts paid to third parties pursuant to the CAA as further described in Note 4 – Long-Term Obligations and Operating Lease below.

The Company recognized $10,400 and $31,100 of “Special Facilities” (defined in Part I, Item 1 of the 2016 Annual Report) funding as revenue during each of the three and nine months ended May 31, 2017 and 2016, respectively. This is the ratable portion of the Special Facilities funding proceeds received from water agreements as more fully described in Note 2 – Summary of Significant Accounting Policies to the 2016 Annual Report.

As of May 31, 2017, and August 31, 2016, the Company had deferred recognition of approximately $1,069,400 and $1,111,300, respectively, of water tap and construction fee revenue from Arapahoe County, Colorado, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

Consulting fees – Consulting fees are fees the Company receives, typically on a monthly basis, from municipalities and area water providers along the I-70 corridor, for contract operations services.

Royalty and Other Obligations

Revenues from the sale of Export Water are shown gross of royalties payable to the Land Board. Revenues from the sale of water on the “Lowry Range” (described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2016 Annual Report) are shown net of the royalties to the Land Board and the amounts retained by Rangeview, which amounts are remitted by Rangeview to the Company.

Oil and Gas Lease Payments

As further described in Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2016 Annual Report, in March 2011, the Company entered into a Paid-Up Oil and Gas Lease (the “O&G Lease”) that was subsequently purchased by a wholly owned subsidiary of ConocoPhillips Company and a Surface Use Damage Agreement (the “Surface Use Agreement”). Pursuant to the O&G Lease, during the year ended August 31, 2011, the Company received an up-front payment of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its “Sky Ranch” property (described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2016 Annual Report). The Company began recognizing the up-front payments as income on a straight-line basis over three years (the initial term of the O&G Lease) on March 10, 2011. The Company received an additional payment of $1,243,400 during February 2014 to extend the O&G Lease an additional two years through February 2016, which payment was recognized as income on a straight-line basis over two years (the extension term of the O&G Lease). During the fiscal year ended August 31, 2014, the Company received an up-front payment of $72,000 for the purpose of exploring for, developing, producing, and marketing oil and gas on 40 acres of mineral estate the Company owns adjacent to the Lowry Range (the “Rangeview Lease”). The Company recognized $6,000 and $31,900 during the three months ended May 31, 2017 and 2016, respectively, of lease income related to the up-front payments received pursuant to the O&G Lease and the Rangeview Lease. The Company recognized $17,265 and $354,800 during the nine months ended May 31, 2017 and 2016, respectively, of lease income related to the up-front payments received pursuant to the O&G Lease and the Rangeview Lease.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2017

As of May 31, 2017 and August 31, 2016, the Company had deferred recognition of $1,000 and $19,000, respectively, of income related to the O&G Lease and the Rangeview Lease. The balance as of May 31, 2017 will be recognized into income ratably through June 2017.

During the three months ended February 28, 2015, two wells were drilled within the Company’s mineral interest. Beginning in March 2015, both wells were placed into service and began producing oil and gas and accruing royalties to the Company. In May 2015, certain gas collection infrastructure was extended to the property to allow the collection of gas from the wells and accrual of royalties attributable to gas production. During the three months ended May 31, 2017 and 2016, the Company received $24,900 and $76,400, respectively, in royalties attributable to these two wells. During the nine months ended May 31, 2017 and 2016, the Company received $164,300 and $271,000 respectively, in royalties attributable to these two wells.

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

Share-Based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company records share-based compensation costs as expense over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options has no impact on the income tax provisions. The Company recognized $63,500 and $58,200 of share-based compensation expense during the three months ended May 31, 2017 and 2016, respectively. The Company recognized $168,000 and $167,100 of share-based compensation expense during the nine months ended May 31, 2017 and 2016, respectively.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits as of May 31, 2017.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal years 2014 through 2016. The Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2017

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At May 31, 2017, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three or nine months ended May 31, 2017 or 2016.

The Company has recorded a valuation allowance against the deferred tax assets as the Company is unable to reasonably determine if it is more likely than not that deferred tax assets will ultimately be realized.

Discontinued Operations

In August 2015, the Company sold substantially all of its Arkansas River water and land properties. Pursuant to the terms of the purchase and sale agreement, the Company continued to manage and receive the lease income associated with such properties until December 31, 2015. The operating results and the assets and liabilities of the discontinued operations, which formerly comprised the agricultural segment, are presented separately in the Company’s consolidated financial statements. Summarized financial information for the discontinued agricultural business is shown below. Prior period balances have been reclassified to present the operations of the agricultural business as a discontinued operation.

Discontinued Operations Income Statement

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Farm revenues	$600	$-	$6,300	$276,000
Farm expenses	-	(22,700)	-	(56,000)
Gross profit (loss)	600	(22,700)	6,300	220,000

General and administrative expenses	11,900	48,400	48,300	287,800
Operating loss	(11,300)	(71,100)	(42,000)	(67,800)
Gain on sale of farm assets	-	-	-	4,300
Finance charges	-	9,800	9,400	42,000
Loss from discontinued operations	$(11,300)	$(61,300)	$(32,600)	$(21,500)

The Company anticipates continued expenses through calendar 2017 related to the discontinued operations. The Company will continue to incur expenses (including property taxes) related to the remaining agricultural land the Company continues to own and for the purpose of collecting outstanding receivables.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2017

The individual assets and liabilities of the discontinued agricultural business are combined in the captions “Assets of discontinued operations” and “Liabilities of discontinued operations” in the consolidated balance sheet. The carrying amounts of the major classes of assets and liabilities included as part of the discontinued business are presented in the following table:

Discontinued Operations Balance Sheet

	May 31, 2017	August 31, 2016
Assets:
Trade accounts receivable	$110,700	$227,000
Land held for sale (*)	449,800	450,300
Prepaid expenses	-	2,900
Total assets	$560,500	$680,200

Liabilities:
Accrued liabilities	8,600	4,400
Total liabilities	$8,600	$4,400

(*) Land Held for Sale. During the fiscal quarter ended November 30, 2015, the Company purchased three farms for approximately $450,000. The Company acquired a total of 700 acres. The farms were acquired in order to correct dry-up covenant issues related to water only farms in order to obtain the release of the escrow funds related to the Company’s farm sale to Arkansas River Farms, LLC. The Company intends to sell the farms within the next fiscal year.

Income (Loss) per Common Share

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 470,600 and 338,100 common share equivalents were outstanding as of May 31, 2017 and 2016, respectively, and have been included in the calculation of net income per common share but excluded from the calculation of loss per common share as their effect is anti-dilutive.

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

In May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 provides for amendments to ASU No. 2014-09, Revenue from Contracts with Customers, amending the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. Specifically, ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria. The Company is currently assessing the impact of ASU 2016-12.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 provides for amendments to ASU No. 2014-09, Revenue from Contracts with Customers, reducing the complexity when applying the guidance for identifying performance obligations and improving the operability and understandability of the license implementation guidance. The Company is currently assessing the impact of ASU 2016-10.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2017

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 provides for amendments to ASU No. 2014-09, Revenue from Contracts with Customers, clarifying the implementation guidance on principal versus agent considerations in the new revenue recognition standard. Specifically, ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The Company is currently assessing the impact of ASU 2016-08.

In May, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to the exchange for those goods or services. ASU 2014-09 is effective for the Company September 1, 2018 with early adoption permitted for the Company on September 1, 2017. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its wholesale water and wastewater and consulting fees as the underlying contracts with these customers are relatively straightforward. The Company is currently assessing the impact of ASU 2014-09 on its water and wastewater tap and construction fees.  The Company anticipates this assessment to be completed in sufficient time to allow for an efficient adoption of the standard.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the presentation and disclosure requirements for discontinued operations. The update was adopted by the Company in fiscal year 2016.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 describes how an entity's management should assess, considering both quantitative and qualitative factors, whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern within one year after the date that the financial statements are issued, which represents a change from the existing literature that requires consideration about an entity's ability to continue as a going concern within one year after the balance sheet date. The standard is effective for the Company on September 1, 2017.  The Company is assessing the impact of ASU 2014-15, but it does not expect the adoption of ASU 2014-15 to have a material impact on its financial statements.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the NASDAQ Stock Market. The Company had none of these instruments as of May 31, 2017 or August 31, 2016.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had 51 and 36 Level 2 assets as of May 31, 2017 and August 31, 2016, respectively, which consisted of certificates of deposit and U.S. treasury notes.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability, the contingent portion of the CAA, as of May 31, 2017 and August 31, 2016, which the Company has determined that the contingent portion of the CAA does not have a determinable fair value (see Note 4).

The Company maintains policies and procedures to value instruments using what management believes to be the best and most relevant data available.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2017

Level 2 Assets –  The Company’s available for sale securities are the Company’s only financial asset with fair value measured on a recurring basis. At May 31, 2017, these securities include only federally insured certificates of deposit and U.S. treasury notes.

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of May 31, 2017:

			Fair Value Measurement Using:
		Cost / Other	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Accumulated Unrealized Gains and
	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Certificates of deposit	$11,432,214	$11,443,068	$-	$11,432,214	$-	$(10,854)
U.S. Treasuries	8,800,721	8,814,820	-	8,800,721	-	(14,099)
Subtotal	$20,232,935	$20,257,888	$-	$20,232,935	$-	$(24,953)
Long-term investments	1,430,177	1,431,712	-	1,430,177		(1,535)
Total	$21,663,112	$21,689,600	$-	$21,663,112	$-	$(26,488)

NOTE 3 – WATER AND LAND ASSETS

Wild Pointe

On December 15, 2016, Rangeview, acting by and through its Water Activity Enterprise, and Elbert & Highway 86 Commercial Metropolitan District, a quasi-municipal corporation and political subdivision of the State of Colorado, acting by and through its Water Enterprise (the “EH86 District”), entered into a Water Service Agreement (the “Wild Pointe Service Agreement”). Subject to the conditions set forth in the Wild Pointe Service Agreement and the terms of the Company’s engagement by Rangeview as Rangeview’s exclusive service provider, the Company acquired, among other things, the exclusive right to provide water services to residential and commercial customers in Wild Pointe Ranch, located in unincorporated Elbert County, Colorado, in exchange for $1,600,000 in cash. Pursuant to the terms of the Wild Pointe Service Agreement, the Company, in its capacity as Rangeview’s service provider, is responsible for providing water services to all users of water services within the boundaries and service area of the EH86 District and for operating and maintaining the EH86 District’s water system. In exchange, the Company receives all rates, fees and charges remitted to Rangeview by the EH86 District pursuant to the Wild Pointe Service Agreement, including system development (or tap) fees from new customers and monthly water service revenues. The EH86 District’s water system currently provides water service to approximately 120 existing SFE water connections in Wild Pointe.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2017

Investment in Water and Water Systems

The Company’s Investments in Water and Water Systems consist of the following costs and accumulated depreciation and depletion at May 31, 2017 and August 31, 2016:

	May 31, 2017		August 31, 2016
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Rangeview water supply	$14,495,400	$(10,000)	$14,444,600	$(9,400)
Sky Ranch water rights and other costs	6,723,000	(411,348)	6,607,400	(334,500)
Fairgrounds water and water system	2,899,800	(952,800)	2,899,900	(886,800)
Rangeview water system	1,639,000	(193,300)	1,624,800	(152,800)
Water supply – other	3,886,000	(375,500)	3,703,000	(297,800)
Wild Pointe service rights	1,661,000	(53,152)	-	-
Construction in progress	5,035,400	-	723,500	-
Totals	36,339,600	(1,996,100)	30,003,200	(1,681,300)
Net investments in water and water systems	$34,343,500	$-	$28,321,900	$-

Construction in progress relates to the Sky Ranch project and includes engineering and other initial costs (approximately $764,000) and water line installation (approximately $4.3 million). The Company has incurred an additional approximately $210,000 related to the water line installation, which was subsequently paid in June 2017.

Capitalized terms in this section not defined herein are defined in Note 4 – Water and Land Assets to the 2016 Annual Report.

Depletion and Depreciation. The Company recorded depletion charges of $100 during each of the three months ended May 31, 2017 and 2016. The Company recorded depletion charges of $600 and $200 during the nine months ended May 31, 2017 and 2016, respectively. During the three and nine months ended May 31, 2017, this related entirely to the Rangeview Water Supply and the Sky Ranch water assets.

The Company recorded $148,400 and $108,700 of depreciation expense during the three months ended May 31, 2017 and 2016, respectively. The Company recorded $406,000 and $307,600 of depreciation expense during the nine months ended May 31, 2017 and 2016, respectively.

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

The CAA obligation is non-interest bearing, and if the Export Water is not sold, the parties to the CAA have no recourse against the Company. Additionally, if the Company does not sell the Export Water, the holders of the Series B Preferred Stock are not entitled to payment of any dividend and have no contractual recourse against the Company.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2017

From time to time, the Company reacquired various portions of the CAA obligations, which retained their original priority, including the Land Board’s CAA interest which was assigned and relinquished to the Company in 2014. The Company did not make any CAA acquisitions during the nine months ended May 31, 2017 or 2016.

As a result of CAA acquisitions and the sales of Export Water, as detailed in the table below, the remaining potential third-party obligation at May 31, 2017, is approximately $1 million, and the Company has the right to approximately $29.7 million in Export Water proceeds:

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third-Party Obligation	Paticipating Interests Liability	Contingency
Original balances	$–	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2015:
Acquisitions	–	28,042,500	(28,042,500)	(9,790,000)	(18,252,500)
Relinquishment	–	2,386,400	(2,386,400)	(832,100)	(1,554,300)
Option payments - Sky Ranch
and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees *	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	618,400	(489,100)	(129,300)	(44,900)	(84,400)
Balance at August 31, 2016	1,261,800	29,742,900	1,021,500	344,000	677,500
Fiscal 2017 activity:
Export Water sale payments	50,700	(44,700)	(6,000)	(2,100)	(3,900)
Balance at May 31, 2017	$1,312,500	$29,698,200	$1,015,500	$341,900	$673,600

 * The Arapahoe County tap fees are net of $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities that call for payments to CAA holders in order of their priority. This means that the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. The Company will receive approximately $5.9 million of the first priority payout (the remaining entire first priority payout totals approximately $6.7 million as of May 31, 2017).

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2017

By consenting to the waiver of the contingencies set forth in the WISE Partnership Agreement, pursuant to the terms of the Rangeview/Pure Cycle WISE Project Financing Agreement (the “WISE Financing Agreement”) between the Company and Rangeview, the Company has an agreement to fund Rangeview’s participation in WISE effective as of December 22, 2014. The Company’s cost of funding Rangeview’s purchase of its share of existing infrastructure and future infrastructure for WISE and funding operations and water deliveries related to WISE is projected to be approximately $5.5 million over the next five years. See further discussion in Note 6 – Related Party Transactions.

Operating Lease

Effective as of January 2017, the Company entered into an operating lease for approximately 2,500 square feet of office and warehouse space. The lease has a two-year term with payments of $3,000 per month.

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

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the nine months ended May 31, 2017:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Oustanding at August 31, 2016	338,000	$4.83
Granted	142,500	5.47
Exercised	-	-
Forfeited or expired	(10,000)	8.02
Outstanding at May 31, 2017	470,500	$4.91	6.48	$1,354,390

Options exercisable at May 31, 2017	323,000	$4.68	5.16	$1,003,990

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2017

The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan as of and for the nine months ended May 31, 2017:

	Number of Options	Weighted-Average Grant Date Fair Value
Non-vested options oustanding at August 31, 2016	36,000	$4.59
Granted	142,500	3.67
Vested	(31,000)	2.95
Forfeited	-	-
Non-vested options outstanding at May 31, 2017	147,500	$3.52

All non-vested options are expected to vest.

Stock-based compensation expense was $63,500 and $58,200 for the three months ended May 31, 2017 and 2016, respectively. Stock-based compensation expense was $168,000 and $167,100 for the nine months ended May 31, 2017 and 2016, respectively.

At May 31, 2017, the Company had unrecognized expenses totaling $392,500 relating to non-vested options that are expected to vest, which options have a weighted average life of less than three years. The Company has not recorded any excess tax benefits to additional paid-in capital.

NOTE 6 – RELATED PARTY TRANSACTIONS

Rangeview is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range and other approved areas.  Rangeview is governed by an elected board of directors.  Eligible voters and persons eligible to serve as director of Rangeview must own an interest in property within the boundaries of Rangeview.  The Company owns certain rights and real property interests which encompass the current boundaries of Rangeview.  The current directors of Rangeview include three employees of the Company, and two independent board members.

In 1995, the Company extended a loan to Rangeview, a related party. The loan provided for borrowings of up to $250,000, is unsecured, and bears interest based on the prevailing prime rate plus 2% (6.00% at May 31, 2017), and the maturity date of the loan is December 31, 2022. Beginning in January 2014, Rangeview and the Company entered into a funding agreement that allows the Company to continue to provide funding to Rangeview for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect. The $694,200 balance of the note receivable at May 31, 2017, includes borrowings of $319,900 and accrued interest of $374,300.

On December 16, 2009, the Company entered into a Participation Agreement with Rangeview, whereby the Company agreed to provide funding to Rangeview in connection with Rangeview joining the South Metro Water Supply Authority (“SMWSA”). On November 10, 2014, the Company and Rangeview entered into the WISE Financing Agreement, which became effective on December 23, 2014, whereby the Company agreed to fund Rangeview’s cost of participating in a regional water supply project known as the WISE partnership. The Company anticipates spending approximately $5.5 million over the next five fiscal years to fund Rangeview’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE and to fund operations and water deliveries related to WISE.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2017

The $211,300 balance of the receivable due pursuant to the Operation Funding Agreements and the Facilities Funding and Acquisition Agreement at May 31, 2017, includes advances of $180,200 and accrued interest of $31,100. Upon the district’s ratification of the advances and related expenditures, the amount was reclassified to long-term and is recorded as part of Notes receivable – related parties.

On October 12, 2016, the Audit Committee of the Company’s board of directors approved accepting a bid submitted by Nelson Pipeline Constructors LLC to construct a pipeline connecting its Sky Ranch water system to Rangeview’s water system for approximately $4.2 million (the “Nelson Bid”). Nelson Pipeline Constructors LLC is a wholly owned subsidiary of Nelson Infrastructure Services LLC, a company in which Patrick J. Beirne owns a 50% interest. In addition, Mr. Beirne, a director of Pure Cycle, is Chairman and Chief Executive Officer of each of Nelson Pipeline Constructors LLC and Nelson Infrastructure Services LLC. Since Mr. Nelson is the 50% owner of the parent company of Nelson Pipeline Constructors LLC, Mr. Nelson’s interest in the transaction is approximately $2.1 million without taking into account any profit or loss from the Nelson Bid. Pursuant to the Company’s policies for review and approval of related party transactions, the Nelson Bid was reviewed and approved by the Audit Committee and by the board of directors, with Mr. Beirne abstaining.

NOTE 7 – SIGNIFICANT CUSTOMERS

The Company sells wholesale water and wastewater services to Rangeview pursuant to the Rangeview Water Agreements (defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2016 Annual Report). Sales to Rangeview accounted for 75% and 78% of the Company’s total water and wastewater revenues for the three months ended May 31, 2017 and 2016, respectively. Sales to Rangeview accounted for 33% and 77% of the Company’s total water and wastewater revenues for the nine months ended May 31, 2017 and 2016, respectively. Rangeview has one significant customer. Pursuant to the Rangeview Water Agreements, the Company is providing water and wastewater services to this customer on behalf of Rangeview. Rangeview’s significant customer accounted for 59% and 63% of the Company’s total water and wastewater revenues for the three months ended May 31, 2017 and 2016, respectively. Rangeview’s significant customer accounted for 26% and 66% of the Company’s total water and wastewater revenues for the nine months ended May 31, 2017 and 2016, respectively.

Revenues related to the provision of water for the oil and gas industry to one customer accounted for 0% and 55% of the Company’s water and wastewater revenues for the three and nine months ended May 31, 2017, respectively. The Company had no revenues related to the provision of water for the oil and gas industry for the three or nine months ended May 31, 2016.

The Company had accounts receivable from Rangeview which accounted for 64% and 74% of the Company’s wholesale water and wastewater trade receivables balances at May 31, 2017 and August 31, 2016, respectively. Accounts receivable from Rangeview’s largest customer accounted for 57% and 63% of the Company’s water and wastewater trade receivables as of May 31, 2017 and August 31, 2016, respectively.

NOTE 8 – ACCRUED LIABILITIES

At May 31, 2017, the Company had accrued liabilities of $70,800, of which $4,000 was for estimated property taxes, $39,500 was for professional fees, and $27,300 was for operating payables.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2017

NOTE 10 – SEGMENT INFORMATION

Prior to the sale of the Company’s agricultural assets and the residual operations through December 31, 2015, the Company operated primarily in two lines of business: (i) the wholesale water and wastewater business; and (ii) the agricultural farming business. The Company has discontinued its agricultural farming operations. The Company will continue to operate its wholesale water and wastewater services segment as its only line of business. The wholesale water and wastewater services business includes selling to customers using water rights owned by the Company and developing infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater.

NOTE 11 – SUBSEQUENT EVENTS

In June 2017, the Company entered into agreements with three national home builders, Richmond American Homes, KB Home and Taylor Morrison, for the sale of 506 single family lots in its first phase of Sky Ranch. The agreements provide for earnest money deposits and a 60-day due diligence investigation. The lot prices range from $67,500 to $75,000 depending on the lot size and specific terms and conditions of the agreement with each builder. The Company will be responsible for developing finished lots and believes it has adequate liquidity to fund the improvements needed to deliver finished lots to each builder. The Company considers lot sales to be a separate line of business and will disclose the sales as a separate segment from the wholesale water and wastewater business. This segment will include certain Sky Ranch Land assets totaling approximately $4.2 million, which are recorded on the balance sheet at May 31, 2017.

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

Our Business

Pure Cycle Corporation (“we,” “us,” or “our”) is a Colorado corporation that (i) provides wholesale water and wastewater services to end-use customers of governmental entities and to commercial and industrial customers and (ii) until the end of calendar 2016, managed land and water assets for farming.

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

Sky Ranch

We also own 931 acres of land, zoned as a Master Planned Community along the I-70 corridor east of Denver, Colorado. In anticipation of developing this land, we have installed approximately eight miles of water transmission lines at a cost of $4.3 million to connect our Lowry Range water system to Sky Ranch. Construction was completed in May 2017 and the water transmission line was placed into service in June 2017.

Subsequent Event

Additionally, in June 2017, we entered into agreements with three national home builders, Richmond American Homes, KB Home and Taylor Morrison, for the sale of 506 single family lots in the first phase of Sky Ranch. The agreements provide for a 60-day due diligence investigation, after which we will finalize designs for the community including the final platted lots, roadways, open space, drainage, water and wastewater systems. The lot prices range from $67,500 to $75,000 depending on the lot size and specific terms and conditions of the agreement with each builder. We will be responsible for developing finished lots and believe we have adequate liquidity to fund the improvements needed to deliver finished lots to each builder. We consider lot sales to be a separate line of business and will disclose the sales as a separate segment from the wholesale water and wastewater business.

In addition to the lot sales, we will collect water and wastewater tap fees for each lot which will be paid at the time builders obtain building permits. The water tap fees will vary depending on the projected water demand for each individual lot. The average single family equivalent using 0.4 acre of water per year would correspond to a tap fee of $26,650. Wastewater tap fees are projected to be $4,600 per lot.

Frack Water Sales

During the three months ending May 31 and thereafter, new oil and gas drilling activity has commenced in our target service area with one rig having started its 4th well in the area. The region has had an increase in oil and gas activity with several new operators obtaining leases in the field with the expectation of additional drilling rig(s) later this year and into 2018. We have delivered frack water to one of the new operators under a new well stimulation design that more than doubled the amount of water used from 10 million gallons to more than 20 million gallons, increasing the revenue potential from $100,000 per well to $200,000 under the new design. We have significantly increased our supply capacity with the addition of the WISE water supply as well as our delivery capacity with completion of our new eight-mile transmission line to Sky Ranch. We believe we are well positioned to meet the increased demands from multiple operators in the field as well as water demands for development at our Sky Ranch project.

Wild Pointe

On December 15, 2016, Rangeview, acting by and through its Water Activity Enterprise, and Elbert & Highway 86 Commercial Metropolitan District, a quasi-municipal corporation and political subdivision of the State of Colorado, acting by and through its Water Enterprise (the “EH86” District”), entered into a Water Service Agreement (the “Wild Pointe Service Agreement”). Subject to the conditions set forth in the Wild Pointe Service Agreement and the terms of our engagement by Rangeview as Rangeview’s exclusive service provider, we acquired, among other things, the exclusive right to provide water services to residential and commercial customers in Wild Pointe Ranch, located 15 miles south of the Lowry Range in unincorporated Elbert County, Colorado, in exchange for $1,600,000 in cash. Pursuant to the terms of the Wild Pointe Service Agreement, we, in our capacity as Rangeview’s service provider, are responsible for providing water services to all users of water services within the boundaries and service area of the EH86 District and for operating and maintaining the EH86 District’s water system. In exchange, we receive all rates, fees and charges remitted to Rangeview by the EH86 District pursuant to the Wild Pointe Service Agreement, including system development (or tap) fees from new customers and monthly water service revenues. The EH86 District’s water system currently provides water service to approximately 120 existing SFE water connections in Wild Pointe Ranch and may grow to over 300 SFE water connections.

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

This land interest is described in the Arkansas River Assets section of Note 4 – Water and Land Assets in Part II, Item 8 of the 2016 Annual Report.

Results of Operations

Executive Summary

The results of our operations for the three and nine months ended May 31, 2017 and 2016 are as follows:

Summary Table 1a

	Three months ended May 31,
	2017	2016	Change	% Change
Millions of gallons of water delivered	6.4	4.3	2.1	49%
Metered water usage revenues	$47,700	$35,700	$12,000	34%
Operating costs to deliver water	$76,900	$65,200	$11,700	18%
(excluding depreciation and depletion)
Water delivery gross margin %	-61%	-83%

Wastewater treatment revenues	$7,000	$10,500	$(3,500)	-33%
Operating costs to treat wastewater	$7,500	$7,300	$200	3%
Wastewater treatment gross margin %	-7%	30%

Other income	$22,000	$40,700	$(18,700)	-46%
Other income costs incurred	$13,700	$20,800	$(7,100)	-34%
Other income gross margin %	38%	49%

Tap and specialty facility revenues	$57,400	$14,000	$43,400	310%

General and administrative expenses	$518,700	$431,700	$87,000	20%
Loss from continuing operatons	$543,100	$361,000	$182,100	50%
Loss from discontinued operations	$(11,300)	$(61,300)	$50,000	82%
Net loss	$(554,400)	$(422,300)	$(132,100)	-31%

Summary Table 1b

	Nine months ended May 31,
	2017	2016	Change	% Change
Millions of gallons of water delivered	42.0	14.8	27.2	184%
Metered water usage revenues	$379,500	$119,800	$259,700	217%
Operating costs to deliver water	$234,400	$191,000	$43,400	23%
(excluding depreciation and depletion)
Water delivery gross margin %	38%	-59%

Wastewater treatment revenues	$30,500	$31,500	$(1,000)	-3%
Operating costs to treat wastewater	$22,500	$20,600	$1,900	9%
Wastewater treatment gross margin %	26%	35%

Other income	$75,000	$110,000	$(35,000)	-32%
Other income costs incurred	$46,000	$51,400	$(5,400)	-11%
Other income gross margin %	39%	53%

Tap and specialty facility revenues	$85,300	$41,800	$43,500	104%

General and administrative expenses	$1,411,400	$1,294,600	$116,800	9%
Loss from continuing operatons	$(1,177,100)	$(769,000)	$(408,100)	53%
Loss from discontinued operations	$(32,600)	$(21,500)	$(11,100)	52%
Net loss	$(1,209,700)	$(790,500)	$(419,200)	53%

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

Water deliveries increased 49% and water revenues increased 34% during the three months ended May 31, 2017, compared to the three months ended May 31, 2016. Water deliveries increased 184% and water revenues increased 217% during the nine months ended May 31, 2017, compared to the nine months ended May 31, 2016. The increase in water deliveries and revenues is primarily the result of an increase in demand for water by the oil and gas industry, which was used primarily to frack a well drilled in the Niobrara formation. As a result of the difference in metered rates for fracking water compared to rates for tap customers, revenues received for fracking water have a higher margin. Increases and decreases in water deliveries charged at different rates will result in disproportionate increases and decreases in revenues. The following table details the sources of our sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for the three and nine months ended May 31, 2017 and 2016, respectively.

Table 2a - Water Revenue Summary

	Three months ended May 31,
	2017			2016
Customer Type	Sales	kgal	Average price per kgal	Sales	kgal	Average price per kgal
On Site	$31,000	4,865.0	$6.37	$25,400	3,331.7	$7.62
Export - Commercial	16,700	1,556.6	10.73	10,300	951.5	10.83
	$47,700	6,421.6	$7.43	$35,700	4,283.2	$8.33

Table 2b - Water Revenue Summary

	Nine months ended May 31,
	2017			2016
Customer Type	Sales	kgal	Average price per kgal	Sales	kgal	Average price per kgal
On Site	$110,800	15,295.6	$7.24	$84,900	12,453.0	$6.82
Export - Commercial	47,000	18,092.0	2.60	34,900	2,393.9	14.58
Fracking	221,700	21,107.0	10.50	-	-	-
	$379,500	54,494.6	$6.96	$119,800	14,846.9	$8.07

The gross margin on delivering water increased to a loss of 61% and a profit of 38% during the three and nine months ended May 31, 2017, respectively, compared to a loss of 83% and a loss of 59% during the three and nine months ended May 31, 2016, respectively, due to the increase in water deliveries related to the oil and gas industry. The Company is obligated to pay certain lease and operating costs related to the ECCV system (defined under Liquidity, Capital Resources and Financial Position below). Our current cost associated with the use of the system without any production is a flat fee of $8,000 per month to maintain. In addition, the ECCV system costs us approximately $1,900 per month to maintain. We had significant production through the ECCV system related to the oil and gas water deliveries for the nine months ended May 31, 2017, which has positively impacted our gross margin.

Wastewater Treatment Revenues – Our wastewater customer is charged based on the amount of wastewater treated.

Wastewater fees decreased 33% and 3% during the three and nine months ended May 31, 2017, respectively, compared to each of the three and nine months ended May 31, 2016, respectively. The decreases were primarily the result of decreased demand from our only wastewater customer. Wastewater operating costs and gross margin fluctuate based on timing of expenses and regulatory requirements, but generally fluctuate consistent with demand.

Tap and Special Facility Revenues – We have various water and wastewater service agreements, a component of which may include tap fees and construction fees. We recognize water tap fees either upon completion of construction or ratably over time, depending on whether the Company or a customer owns the infrastructure We recognized $3,600 and $10,700 of water tap fee revenues during each of the three and nine months ended May 31, 2017 and 2016, respectively, ratably over the estimated service period upon completion of the “Wholesale Facilities” (defined in the 2016 Annual Report) constructed to provide service to Arapahoe County. During the three and nine months ended May 31, 2017, we recognized $43,000 of water tap fee revenues related to our Wild Pointe Service Agreement. The water tap fees related to the Wild Pointe Service Agreement are recognized when received as the Company does not own the constructed assets.

We recognized $10,400 and $31,100 of “Special Facilities” (defined in the 2016 Annual Report) funding as revenue during each of the three and nine months ended May 31, 2017 and 2016, respectively. This is the ratable portion of the Special Facilities funding proceeds received from Arapahoe County pursuant to a water service agreement as more fully described in Note 2 – Summary of Significant Accounting Policies to Part II, Item 8 of the 2016 Annual Report.

At May 31, 2017, we had deferred recognition of $1.1 million of water tap and construction fee revenue from Arapahoe County, which will be recognized as revenue ratably over the estimated useful accounting life of the assets constructed with the construction proceeds as described above.

Water tap fees are calculated based on a cost of service methodology which includes our historic cost to acquire the water rights, and the cost to develop and construct the infrastructure and facilities to service the individual customers and a rate of return. Rangeview’s water tap fees are $24,620 per SFE, and wastewater tap fees are $4,988 per SFE. Sky Ranch tap fees are $26,650 for water and $4,700 for wastewater. During the three and nine months ended May 31, 2017, the we recognized $43,000 of water tap fee revenue revenues related to our Wild Pointe asset. The water tap fees related to the Wild Pointe Service Agreement are recognized when received as we do not own the related assets.

Other Income – Other income consisted principally of consulting fees of $22,000 and $40,700 for the three months ended May 31, 2017 and 2016, respectively. Other income consisted principally of consulting fees of $75,000 and $110,000 for the nine months ended May 31, 2017 and 2016, respectively. Our margins have fluctuated as we allocated additional staff costs to system management.

General and Administrative Expenses

Significant balances classified as general and administrative (“G&A”) expenses for the three and nine months ended May 31, 2017 and 2016, respectively, were:

Table 3a - Signficant Balances in G&A

	Three months ended May 31,
	2017	2016	$ Change	% Change
Salary and salary-related expenses:
Including share-based compensation	$267,400	$219,000	$48,400	22%
Excluding share-based compensation	$203,800	$165,300	$38,500	23%
Professional fees	$77,200	$58,300	$18,900	32%
Fees paid to directors (including insurance)	$34,100	$38,000	$(3,900)	-10%
Public entity related expenses	$41,800	$28,100	$13,700	49%

Table 3b - Signficant Balances in G&A

	Nine months ended May 31,
	2017	2016	$ Change	% Change
Salary and salary-related expenses:
Including share-based compensation	$774,400	$682,400	$92,000	13%
Excluding share-based compensation	$606,300	$515,400	$90,900	18%
Professional fees	$195,700	$194,200	$1,500	1%
Fees paid to directors (including insurance)	$97,800	$101,700	$(3,900)	-4%
Public entity related expenses	$91,600	$60,400	$31,200	52%

Salary and salary-related expenses – Salary and salary-related expenses including share-based compensation increased 22% and 13% for the three and nine months ended May 31, 2017, as compared to the three and nine months ended May 31, 2016, respectively. The increase was primarily the result of pay increases and the addition of three new employees. The salary and salary-related expenses noted above include $63,500 and $53,700 of share-based compensation expenses during the three months ended May 31, 2017 and 2016, respectively. The salary and salary-related expenses noted above include $168,000 and $167,100 of share-based compensation expenses during the nine months ended May 31, 2017 and 2016, respectively.

Professional fees (mainly accounting and legal) – Legal and accounting fees increased 32% and 1% during the three and nine months ended May 31, 2017, as compared to the three and nine months ended May 31, 2016, respectively. The increase was primarily due to an increase in legal fees of approximately $10,700 for the three months ended May 31, 2017, as compared to the three months ended May 31, 2016, respectively.

Fees paid to directors (including insurance) – Directors’ fees, including D&O insurance, decreased 10% and 4% for the three and nine months ended May 31, 2017, as compared to the three and nine months ended May 31, 2016, respectively. These fees vary due to the number of board and committee meetings.

Public entity expenses – Costs associated with corporate governance and costs associated with being a publicly traded entity increased 49% and 52% for the three and nine months ended May 31, 2017 as compared to the three and nine months ended May 31, 2016, respectively. The fluctuations are due to the timing and number of filings and compliance costs for filing with the Securities and Exchange Commission (the “SEC”).

Other Income and Expense Items

Table 4a - Other Items

	Three Months Ended May 31,
	2017	2016	$ Change	% Change
Other income items:
Oil and gas lease income, net	$6,000	$31,900	$(25,900)	-81%
Oil and gas royalty income, net	$24,900	$76,400	$(51,500)	-67%
Interest income	$59,600	$66,300	$(6,700)	-10%

Table 4b - Other Items

	Nine Months Ended May 31,
	2017	2016	$ Change	% Change
Other income items:
Oil and gas lease income, net	$17,300	$354,800	$(337,500)	-95%
Oil and gas royalty income, net	$164,300	$271,000	$(106,700)	-39%
Interest income	$199,200	$175,400	$23,800	14%

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

The oil and gas royalty income represents amounts received pursuant to the O&G Lease. The amount includes royalties from oil and gas production from wells in our mineral estate at Sky Ranch. The royalties for the three months ended May 31, 2017 were approximately $24,900, as compared to $76,400 for the same period in 2016. The royalties for the nine months ended May 31, 2017 were approximately $164,300, as compared to $271,000 for the same period in 2016. The decrease in oil and gas royalties is primarily attributed to one well undergoing maintenance during the quarter. As part of the maintenance the well ceased production for a substantial portion of the quarter ended May 31, 2017.

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

Discontinued Operations

For additional information about our discontinued operations, see Notes to Consolidated Financial Statements.

The following table provides the components of discontinued operations:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2017	2016	2017	2016
Farm revenues	$600	$-	$6,300	$276,000
Farm expenses	-	(22,700)	-	(56,000)
Gross profits (loss)	600	(22,700)	6,300	220,000

General and administrative expenses	11,900	48,400	48,300	287,800
Operating (loss) profit	(11,300)	(71,100)	(42,000)	(67,800)
Gain of sale of farm assets	-	-	-	4,300
Finance charges	-	9,800	9,400	42,000
Income (loss) from discontinued operations	$(11,300)	$(61,300)	$(32,600)	$(21,500)

We anticipate continued expenses through the end of calendar 2017 related to the discontinued operation. We will incur expenses related to the remaining agricultural land we continue to own and for the purpose of collecting outstanding receivables.

Liquidity, Capital Resources and Financial Position

At May 31, 2017, our working capital, defined as current assets less current liabilities, was $26.7 million, which included $26.0 million in cash and cash equivalents and short-term investments, and we have an additional $1.4 million held in long-term investments.

We believe that as of May 31, 2017 and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months.

Sale of Farm Assets – We sold our Arkansas River farm assets for approximately $45.8 million on August 18, 2015.

System Expansion – During the nine months ended May 31, 2017, we spent approximately $4.3 million to install approximately eight miles of pipeline and other infrastructure at our Sky Ranch water system and infrastructure at Rangeview. The pipeline was completed and placed into service in June 2017.

ECCV Capacity Operating System – Pursuant to a 1982 contractual right, Rangeview may purchase water produced from the East Cherry Creek Valley Land Board System (“ECCV”), which is comprised of eight wells and more than 10 miles of buried water pipeline located on the Lowry Range. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as Rangeview’s service provider and the Export Water Contractor (as defined in the 2014 Amended and Restated Lease Agreement among us, Rangeview and the Land Board), we entered into an agreement to operate and maintain the ECCV facilities, allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat fee of $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers. In addition, the ECCV system costs us approximately $1,900 per month to maintain.

South Metropolitan Water Supply Authority (“SMWSA”) and the Water Infrastructure Supply Efficiency Partnership (“WISE”) – SMWSA is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members, including Rangeview. Pursuant to the SMWSA Participation Agreement with Rangeview, we agreed to provide funding to Rangeview in connection with its membership in the SMWSA. In July 2013, Rangeview, together with nine other SMWSA members, formed an entity to enable its members to participle in a cooperative water project known as WISE and entered into an agreement that specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. On December 31, 2013, the South Metro WISE Authority (“SMWA”), the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”) and the City of Aurora acting by and through its Utility Enterprise (“Aurora Water”) entered into the Amended and Restated WISE Partnership – Water Delivery Agreement (the “WISE Partnership Agreement”), which provides for the purchase of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. We have entered into the Rangeview/Pure Cycle WISE Project Financing Agreement (the “WISE Financing Agreement”), which obligates us to fund Rangeview’s cost of participating in WISE. We anticipate that we will be investing approximately $1.2 million per year for each of the next five years to fund Rangeview’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE. In exchange for funding Rangeview’s obligations in WISE, we will have the sole right to use and reuse Rangeview’s 7% share of the WISE water and infrastructure to provide water service to Rangeview’s customers and to receive the revenue from such service. Upon completion of the WISE infrastructure in 2017, we expect to be entitled to approximately three million gallons per day of transmission pipeline capacity and 500 acre feet per year of water.

Summary Cash Flows Table

Table 5 - Summary Cash Flows Table

	Nine Months Ended May 31,
	2017	2016	$ Change	% Change
Cash (used in) provided by:
Operating acitivites	$(839,200)	$(215,000)	$(624,200)	290%
Investing activities	$1,891,600	$(31,757,800)	$33,649,400	-106%
Financing activities	$(2,100)	$(1,600)	$(500)	31%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services and from leases on our farms, costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.

Cash used in operations in the nine months ended May 31, 2017, increased by $624,200 compared to the nine months ended May 31, 2016, which was due mainly to the payment of accounts payable and taxes and increased operating losses.

Changes in Investing Activities – Investing activities in the nine months ended May 31, 2017, consisted of the sale of available for sale securities for $8.4 million, the investment in our water systems of $6.4 million of which approximately $4.1 million (of the expected $4.3 million) related to construction of the Sky Ranch pipeline, $1.6 million related to the Wild Pointe purchase and approximately $0.1 million related to the WISE infrastructure, and the purchase of equipment of $77,200. Investing activities in the nine months ended May 31, 2016, consisted of the purchase of $23.1 million of available for sale securities, the purchase of $7.0 million of long term investments, the investment in our water systems of $695,700 and the purchase of equipment of $411,800.

Changes in Financing Activities – Financing activities in the nine months ended May 31, 2017 and 2016, consisted of payments to contingent liability holders of $2,100 and $1,600, respectively

Off-Balance Sheet Arrangements

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

As further described in Note 1 – Presentation of Interim Information to the accompanying financial statements, proceeds from tap sales and construction fees are deferred upon receipt and recognized in income based on whether we own the facilities constructed with the proceeds. We recognize tap fees derived from agreements for which we construct infrastructure owned by others as revenue, along with the associated costs of construction, pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially during the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. We did not recognize any revenues pursuant to the percentage-of-completion method during the three and nine months ended May 31, 2017 or May 31, 2016.

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

On March 10, 2011, we entered into the O&G Lease. Pursuant to the O&G Lease, during each of the fiscal years ended August 31, 2011 and 2014, we received up-front payments of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate we own at our Sky Ranch property. We recognized or are recognizing the up-front payments from the O&G Lease as income on a straight-line basis over three years (the initial term of the O&G Lease) and over two years (the extended term of the O&G Lease). Pursuant to the Rangeview Lease, during the fiscal year ended August 31, 2015, we received an up-front payment of $72,000 for the purpose of exploring for, developing, producing and marketing oil and gas on 40 acres of mineral estate we own adjacent to the Lowry Range. In connection with the up-front payments received pursuant to the O&G Lease and the Rangeview Lease, we recognized oil and gas lease income of (i) $6,000 and $31,900 during the three months ended May 31, 2017 and 2016, respectively, and (ii) $17,300 and $354,800 for the nine months ended May 31, 2017 and 2016, respectively.

During the three months ended February 28, 2015, two wells were drilled within our mineral interest. Beginning in March 2015, both wells were placed into service and began producing oil and gas and accruing royalties to us. In May 2015, certain gas collection infrastructure was extended to the property to allow the collection of gas from the wells and accrual of royalties attributable to gas production. We received royalties attributable to these wells of (i) $24,900 and $76,400 during the three months ended May 31, 2017 and, 2016, respectively, and (ii) $164,300 and $271,000 for the nine months ended May 31, 2017 and, 2016, respectively.

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

Our Front Range Water Rights – We determine the undiscounted cash flows for our Denver-based assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2016, and determined that there were no material changes and our Denver-based assets are not impaired and their costs are deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g., Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. Our combined Rangeview Water Supply and Sky Ranch water assets have a carrying value of $28.0 million as of May 31, 2017. Based on the carrying value of our water rights, the long-term and uncertain nature of any development plans, current tap fees of $24,620 and estimated gross margins, we estimate that we would need to add 2,300 new water connections (requiring 3.5% of our portfolio) to generate net revenues sufficient to recover the costs of our Rangeview Water Supply assets. If tap fees increase 5%, we would need to add 2,100 new water taps (requiring 3.4% of our portfolio) to recover the costs of our Rangeview Water Supply assets. If tap fees decrease 5%, we would need to add 2,400 new water taps (requiring 3.7% of our portfolio) to recover the costs of our Rangeview Water Supply assets.

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
●
plans to finalize designs for Sky Ranch and the components of such designs;
●
sufficiency of our working capital to fund our operations for the next fiscal year and to fund improvements needed to deliver finished lots to home builders at Sky Ranch;
●
the potential for frack water sales;
●
our ability to meet the demands of water at Sky Ranch and for frack water;
●
consistency of director compensation;
●
deferred recognition of water tap and construction fee revenue from Arapahoe County;
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
●
timing of the recognition of income related to the Rangeview Lease and
●
timing of the recognition of income related to the O&G Lease.

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
●
the outcome of any litigation and arbitration proceedings;
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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest-bearing investments. As of May 31, 2017, we own 51 certificates of deposit with a stated maturity dates and locked interest rates. Therefore, we are not subject to interest rate fluctuations. We have no investments denominated in foreign currencies; therefore, our investments are not subject to foreign currency exchange rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of May 31, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the Company. Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on December 14, 2007.
3.2	Bylaws of the Company. Incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed on December 14, 2007.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*
Filed herewith.

**
Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION

By:	/s/ Mark W. Harding
Mark W. Harding
President and Chief Financial Officer
                     July 7, 2017