Form 10-K
period 2017-08-31
PURE CYCLE CORP
filed 2017-11-15
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-8814

PURE CYCLE CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0705083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

34501 E. Quincy Ave., Bldg. 34, Box 10 Watkins, CO 80137	(303) 292-3456
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock 1/3 of $.01 par value	The NASDAQ Stock Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                       Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [  ]     Accelerated filer [X]
Non-accelerated filer [  ] (Do not check if a smaller reporting company) Smaller reporting company [  ]
Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:$87,215,786

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: November 7, 2017: 23,754,098

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2018, which will be filed with the SEC within 120 days of the close of the fiscal year ended August 31, 2017.

Table of Contents

Item		Page
	Part I
1	Business	4
1A.	Risk Factors	20
1B.	Unresolved Staff Comments	28
2	Properties	28
3	Legal Proceedings	28
4	Mine Safety Disclosures	28
	Part II
5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
6	Selected Financial Data	31
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
7A.	Quantitative and Qualitative Disclosures About Market Risk	42
8	Consolidated Financial Statements and Supplementary Data	43
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	44
9A.	Controls and Procedures	44
9B.	Other Information	45
	Part III
10	Directors, Executive Officers and Corporate Governance	45
11	Executive Compensation	45
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	45
13	Certain Relationships and Related Transactions and Director Independence	46
14	Principal Accountant Fees and Services	46
	Part IV
15	Exhibits and Financial Statement Schedules	47
16	Form 10-K Summary	47
	Signatures	48

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
●
changes in oil and gas drilling activity on our property, on the Lowry Range, or in the surrounding areas;
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
●
the number of lots on which construction is expected to begin in the current fiscal year;
●
capital required and costs to develop the first phase of Sky Ranch;
●
anticipated revenues and margins from development of our Sky Ranch property;
●
estimated time period for build out of Sky Ranch and sufficiency of tap fees to fund infrastructure costs;
●
the impact of any downturn in the homebuilding and credit markets on our business and financial condition;
●
the sufficiency of our working capital and financing sources to fund our operations;
●
estimated supply capacity of our water assets;
●
need for additional production capacity;
●
costs and plans for treatment of water and wastewater;
●
plans to use raw water, effluent water or reclaimed water for agricultural and irrigation uses;
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
●
plans to sell certain farms;
●
service life of constructed facilities;
●
use of third parties to construct water and wastewater facilities and Sky Ranch lot improvements;
●
plans to utilize fixed-price contracts;
●
payment of amounts due from the Rangeview District and the Sky Ranch Districts;
●
estimated property taxes;
●
utilization of net operating losses;
●
capital expenditures for investing in expenses and assets of the Rangeview District;
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
●
population growth;
●
changes in employment levels, job and personal income growth and household debt-to-income levels;
●
changes in consumer confidence generally and confidence of potential homebuyers in particular;
●
the ability of existing homeowners to sell their existing homes at prices that are acceptable to them;
●
changes in the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;
●
timing of oil and gas development in the areas where we sell our water;
●
general economic conditions;
●
the market price of water;
●
the market price of oil and gas;
●
changes in customer consumption patterns;
●
changes in applicable statutory and regulatory requirements;
●
changes in governmental policies and procedures, including with respect to land use, environmental and tax matters;
●
changes in interest rates;
●
private and federal mortgage financing programs and lending practices;
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

●
Non-Tributary Groundwater – groundwater located outside the boundaries of any designated groundwater basins in existence on January 1, 1985, the withdrawal of which will not, within one hundred years of continuous withdrawal, deplete the flow of a natural stream at an annual rate greater than one-tenth of one percent of the annual rate of withdrawal.

●
Not Non-Tributary Groundwater – statutorily defined as groundwater located within those portions of the Dawson, Denver, Arapahoe, and Laramie Fox-Hill aquifers outside of designated basins that does not meet the definition of “non-tributary.”

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

●
SFE – a single family equivalent unit. One SFE is a customer – whether residential, commercial or industrial – that imparts a demand on our water or wastewater systems similar to the demand of a family of four persons living in a single family house on a standard sized lot. One SFE is assumed to have a water demand of approximately 0.4 acre feet per year and to contribute wastewater flows of approximately 300 gallons per day.

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

PART I

Item 1 – Business

Pure Cycle Corporation, a Colorado corporation (“we,” “us” or “our”), is a vertically integrated water company that:

●
provides wholesale water and wastewater services;

●
designs, constructs, operates and maintains water and wastewater systems;

●
supplies untreated water for hydraulic fracturing and other commercial/industrial uses; and

●
is developing a master planned residential community as part of our plan to monetize our water assets.

As a vertically integrated water company, we own or control substantially all assets necessary to provide wholesale water and wastewater services to our customers. We own or control the water rights that we use to provide domestic and irrigation water to our wholesale customers (including surface water, groundwater, reclaimed water rights and water storage rights). We own the infrastructure required to (i) withdraw, treat, store and deliver water (such as wells, diversion structures, pipelines, reservoirs and treatment facilities); (ii) collect, treat, store and reuse wastewater; and (iii) treat and deliver reclaimed water for irrigation use. We are principally targeting the “I-70 corridor,” a largely undeveloped area located east of downtown Denver and south of Denver International Airport along Interstate 70, as we expect the I-70 corridor to experience substantial growth over the next 30 years.

We provide wholesale water and wastewater services predominantly to two local governmental entities that in turn provide residential and commercial water and wastewater services to communities along the eastern slope of Colorado in the area referred to as the “Front Range,” extending essentially from Fort Collins on the north to Colorado Springs on the south. Our largest customer is the Rangeview Metropolitan District (the “Rangeview District”), which is a quasi-municipal political subdivision of the State of Colorado. We have the exclusive right to provide wholesale water and wastewater services to the Rangeview District and its end-use customers pursuant to the “Rangeview Water Agreements” and the “Off-Lowry Service Agreement” (each defined below). Through the Rangeview District, we currently provide wholesale service to 391 SFE water connections and 157 SFE wastewater connections located in the Rangeview District’s service area of southeastern metropolitan Denver in an area called the Lowry Range and other nearby areas where we have acquired service rights.

We supply untreated water to industrial customers for various purposes and to oil and gas companies for hydraulic fracturing on properties located within or adjacent to our service areas. Oil and gas operators have leased more than 135,000 acres within and adjacent to our service areas to explore and develop oil and gas interests in the oil-rich Niobrara and other formations. We have capitalized on the need for significant water supplies for hydraulic fracturing in proximity to our existing water supplies and infrastructure.

In addition to our water and wastewater operations we are developing 931 acres of land we own along Denver’s I-70 corridor as a master planned community known as Sky Ranch. In June 2017, we entered into agreements to sell a total of 506 residential lots at Sky Ranch to three national home builders. Pursuant to agreements with the Rangeview District, we are the exclusive provider of wholesale water and wastewater services to the future residents of Sky Ranch.

Pure Cycle Corporation was incorporated in Delaware in 1976 and reincorporated in Colorado in 2008. Unless otherwise specified or the context otherwise requires, all references to “we,” “us,” or “our” are to Pure Cycle Corporation and its subsidiaries on a consolidated basis. Pure Cycle’s common stock trades on The NASDAQ Stock Market under the ticker symbol “PCYO.”

Our Water and Land Assets

This section should be read in conjunction with Item 1A – Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates, and Note 4 – Water and Land Assets.

The $34.6 million of capitalized water costs on our balance sheet represents the costs of the water rights we own or have the exclusive right to use and the related infrastructure developed to provide wholesale water and wastewater services. Our water assets are as follows:

Table A - Water Assets
Water Source	Groundwater (acre feet)
Lowry (Rangeview Water Supply)
Export (1)	11,650
Non-Export (1)	12,035
Fairgrounds	321
Sky Ranch	828
24,834

Surface Water (acre feet)
Lowry (1)	3,300
WISE	500
3,800

Total (Groundwater and Surface Water)	28,634

(1) The combined Lowry water rights are 26,985 acre feet.

We believe we can serve approximately 60,000 SFEs.

Our service areas and water and land assets are described in greater detail in the maps and discussion that follow:

The map below indicates the location of our Denver area assets.

Watkins
Sky Ranch
Box Elder Creek
Coal Creek
Wastewater Reservoir
Quincy Energy Park
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

Rangeview Water Agreements – We acquired our Rangeview Water Supply in April 1996 pursuant to the following agreements:

(i)
The 1996 Amended and Restated Lease Agreement between the Land Board and the Rangeview District, which was superseded by the 2014 Amended and Restated Lease Agreement, dated July 10, 2014 (the “Lease”), among the Land Board, the Rangeview District and us;

(ii)
The Agreement for Sale of non-tributary and not non-tributary groundwater which we can “export” from the Lowry Range to supply water to nearby communities (this portion of the Rangeview Water Supply is referred to as our “Export Water”) between us and the Rangeview District (the “Export Agreement”); and

(iii)
The 1996 Service Agreement between us and the Rangeview District for the provision of water service to the Rangeview District’s customers located on the Lowry Range, which was superseded by the Amended and Restated Service Agreement, dated July 11, 2014 (the “Lowry Service Agreement”), between us and the Rangeview District.

Additionally, in 1997 we entered into a Wastewater Service Agreement (the “Lowry Wastewater Agreement”) with the Rangeview District to provide wastewater service to the Rangeview District’s customers on the Lowry Range.

The Lease, the Export Agreement, the Lowry Service Agreement the Lowry Wastewater Agreement, are collectively referred to as the “Rangeview Water Agreements.”

Pursuant to the Rangeview Water Agreements, we design, construct, operate and maintain the Rangeview District’s water and wastewater systems to allow the Rangeview District to provide water and wastewater service to its customers located within the Rangeview District’s service area at the Lowry Range.  Subject to the terms and conditions of the Lease, we are the exclusive water and wastewater provider on the Lowry Range, and we operate both the water and the wastewater systems during our contract period on behalf of the Rangeview District, which owns the facilities for both systems. At the expiration of our contract term in 2081, ownership of the water system facilities located on the Lowry Range used to deliver Non-Export Water to customers will revert to the Land Board, with the Rangeview District retaining ownership of the wastewater facilities. Through facilities we own, we use our Export Water, and we intend to use other supplies owned by us, to provide wholesale water service and wastewater service to customers located outside of the Lowry Range, including customers of the Rangeview District and other governmental entities and industrial and commercial customers.

Of the approximately 26,985 acre feet of water comprising our Rangeview Water Supply, we own 11,650 acre feet of Export Water, which consists of 10,000 acre feet of groundwater and 1,650 acre feet of average yield surface water, pending completion by the Land Board of documentation related to the exercise of our right to substitute 1,650 acre feet of our groundwater for a comparable amount of surface water. Additionally, assuming the completion of the substitution of groundwater for surface water, we hold the exclusive right to develop and deliver through the year 2081 the remaining 13,685 acre feet of groundwater and approximately 1,650 acre feet of average yield surface water to customers either on or off of the Lowry Range. The Rangeview Water Agreements also grant us the right to use surface reservoir capacity to provide water service to customers both on and off the Lowry Range.

The Lowry Range Property – The Lowry Range is located in unincorporated Arapahoe County, about 20 miles southeast of downtown Denver. The Lowry Range is one of the largest contiguous parcels under single ownership next to a major metropolitan area in the United States. The Lowry Range is approximately 27,000 acres in size or about 40 square miles of land. Of the 27,000 acres, pursuant to our agreements with the Land Board and the Rangeview District, we have the exclusive rights to provide water and wastewater services to approximately 24,000 acres of the Lowry Range.

Rangeview Metropolitan District – The Rangeview District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range and other approved areas. The Rangeview District is governed by an elected board of directors. Eligible voters and persons eligible to serve as directors of the Rangeview District must own an interest in property within the boundaries of the Rangeview District. We own certain rights and real property interests which encompass the current boundaries of the Rangeview District. The current directors of the Rangeview District are Mark W. Harding, Scott E. Lehman, and James Ewing (all are employees of Pure Cycle), and two independent board members. Pursuant to Colorado law, directors may receive $100 for each board meeting they attend, up to a maximum of $1,600 per year. Mr. Harding, Mr. Lehman, and Mr. Ewing have all elected to forego these payments.

South Metropolitan Water Supply Authority (“SMWSA”) and Water Infrastructure Supply Efficiency Partnership (“WISE”) – SMWSA is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members, including the Rangeview District. SMWSA members include 14 Denver area water providers in Arapahoe and Douglas Counties. The Rangeview District became a member of SMWSA in 2009 in an effort to participate with other area water providers, in developing regional water supplies along the Front Range. We entered into a Participation Agreement with the Rangeview District on December 16, 2009, whereby we agreed to provide funding to the Rangeview District in connection with its membership in the SMWSA (the “SMWSA Participation Agreement”). SMWSA members have been working with the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”) and the City of Aurora acting by and through its Utility Enterprise (“Aurora Water”) on a cooperative water project known as the WISE, which seeks to develop regional infrastructure that would interconnect members’ water transmission systems to be able to develop additional water supplies from the South Platte River in conjunction with Denver Water and Aurora Water. In July 2013, the Rangeview District together with nine other SMWSA members formed the South Metro WISE Authority (“SMWA”) pursuant to the South Metro WISE Authority Formation and Organizational Intergovernmental Agreement (the “SM IGA”) to enable its members to participate in WISE. The SM IGA specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. On December 31, 2013, SMWA, Denver Water and Aurora Water entered into the Amended and Restated WISE Partnership – Water Delivery Agreement (the “WISE Partnership Agreement”), which provides for the purchase and construction of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. We have entered into the Rangeview/Pure Cycle WISE Project Financing and Service Agreement with the Rangeview District dated November 19, 2014 (effective as of December 22, 2014), which obligates us to fund the Rangeview District’s cost of participating in WISE (the “WISE Financing Agreement”). In exchange for funding the Rangeview District’s obligations in WISE, we will have the sole right to use and reuse the Rangeview District’s approximate 7% share of the WISE water and infrastructure to provide water service to the Rangeview District’s customers and to receive the revenue from such service. Upon completion of the WISE infrastructure in 2017, we will be entitled to approximately three million gallons per day of transmission pipeline capacity and 500 acre feet per year of water. In accordance with the WISE Financing Agreement and the SMWSA Participation Agreement, to date we have provided approximately $3.1 million of financing to the Rangeview District to fund its obligation to finance the purchase of infrastructure for WISE, its obligations related to SMWSA, and the construction of a connection to the WISE system. We anticipate that we will be spending the following over the next five fiscal years to fund the Rangeview District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE and to fund operations and water deliveries related to WISE:

Table B - Estimated WISE Costs
	For the Fiscal Years Ended August 31,
	2018	2019	2020	2021	2022
Subscription (Operations)	$51,800	$51,800	$51,800	$51,800	$51,800
Water Deliveries	232,000	348,000	493,000	738,000	897,000
Capital (Infrastructure)	338,100	1,555,400	74,200	-	-
Other	23,600	86,600	23,600	68,300	83,200
	$645,500	$2,041,800	$642,600	$858,100	$1,032,000

Land Board Royalties – Pursuant to the Rangeview Water Agreements, the Land Board is entitled to royalty payments based on a percentage of revenues earned from water sales that utilize water from the Rangeview Water Supply. The calculation of royalties depends on the water source, whether the customer is a public or private entity, and the location of the customer. Royalties were modified in July 2014 pursuant to the terms of the Lease. The Land Board does not receive a royalty from wastewater services.

Water Customers – When we develop, operate and deliver water service utilizing water from our Rangeview Water Supply, payments from customers generate royalties to the Land Board at a rate of 12% of gross revenues from private customers and customers on the Lowry Range and 10% from public entity customers. In the event that either (i) metered production of water used on the Lowry Range in any calendar year exceeds 13,000 acre feet or (ii) 10,000 surface acres on the Lowry Range have been rezoned to non-agricultural use, finally platted and water tap agreements have been entered into with respect to all improvements to be constructed on such acreage, the Land Board may elect, at its option, to receive, in lieu of its royalty of 12% of gross revenues, 50% of the collective net profits (ours and the Rangeview District’s) derived from the sale or other disposition of water on the Lowry Range. To date neither of these conditions has been met, and such conditions are not likely to be met any time soon. In addition to royalties on the sale of metered water deliveries, the Land Board will receive a royalty on the sale of water taps at the rate of two percent, except for the sale of any taps to Sky Ranch, of the gross amount received from the sale of a water tap.

Sale of Water Rights – In the event we sell our Export Water right outright rather than developing and delivering water service, royalties to the Land Board escalate based on the amount of gross revenue we receive and are lower for sales to a water district or similar municipal or public entity than for sales to a private entity as noted in Table C.

Table C - Royalties for Sale of Export Water Rights
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

East Cherry Creek Valley System – Pursuant to a 1982 contractual right, the Rangeview District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than 10 miles of buried water pipeline located on the Lowry Range. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as the Rangeview District’s service provider and the Export Water Contractor (as defined in the Lease among us, the Rangeview District and the Land Board), we entered into an agreement to operate and maintain the ECCV facilities allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat monthly fee of $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers.

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

Water Sales for Fracking

We provide water for hydraulic fracturing (“fracking”) of oil and gas wells being developed in the Niobrara Formation to and around the Land Board’s Lowry Range property and our Sky Ranch property. Oil and gas drilling in our area is affected by the price of oil and can vary from year to year. Wells developed in the Niobrara Formation utilize between 10 and 20 million gallons of water to drill and frack, which equates to selling water to between approximately 100 and 200 homes for an entire year.

Water revenues from sales of water for the construction of well sites and for drilling and fracking wells drilled into the Niobrara Formation were approximately $478,000 and $600 during the fiscal years ended August 31, 2017 and 2016, respectively. With a large percentage of the acreage surrounding the Lowry Range in Arapahoe, Adams, Elbert, and portions of Douglas Counties already leased by oil companies, we anticipate providing additional water for drilling and fracking of oil and gas wells in the future. Previously nearly all oil and gas development was attributable to our largest fracking customer ConocoPhillips Company (“ConocoPhillips”). However, in the past year there have been two other oil and gas companies acquiring lease interests in the area and each of these companies have drilled and fracked wells. We anticipate continued development of oil and gas wells at the Lowry Range, Sky Ranch and the surrounding area by multiple operators.

Service to Customers Not on the Lowry Range

Since January 2017, we have had an agreement with the Rangeview District to be the Rangeview District’s exclusive provider of water and wastewater services to the Rangeview District’s customers located outside of its Lowry Range service area. This agreement was confirmed in the Export Service Agreement, dated June 16, 2017 (the “Off-Lowry Service Agreement”), between us and the Rangeview District. Pursuant to the Off-Lowry Service Agreement, we design, construct, operate and maintain the Rangeview District’s water and wastewater systems and the systems of other communities that have service contracts with the Rangeview District to provide water and wastewater services to the Rangeview District’s customers that are not on the Lowry Range (currently, Wild Pointe Ranch and Sky Ranch). In exchange for providing water and wastewater services to the Rangeview District’s customers that are not on the Lowry Range, we receive 100% of water and wastewater tap fees, 98% of the water usage fees, and 90% of the monthly wastewater service fees and wastewater usage fees received by the Rangeview District from its customers that are not located on the Lowry Range, after deduction of royalties due to the Land Board, if applicable. See Rangeview Water Supply and Lowry Range – Land Board Royalties above. The water usage fees to be collected for service at Sky Ranch are the only fees that would currently be subject to the Land Board royalty.

Wild Pointe – Elbert & Highway 86 Commercial Metropolitan District – In 2017, we entered into an agreement with the Rangeview District, which had entered into an agreement with Elbert & Highway 86 Commercial Metropolitan District (“Elbert 86 District”) to operate and maintain a water system for residential and commercial customers at the Wild Pointe development in Elbert County. The water system includes two deep water wells, a pump station, treatment facility, storage facility, over eight miles of transmission lines, and approximately 457 acre feet of water rights serving the development. We provided $1.6 million in funding to acquire the exclusive rights to operate and maintain all the water facilities in exchange for payment of the remaining residential and commercial tap fees and annual water use fees. Service to Wild Pointe is governed by the Off-Lowry Service Agreement.

Sky Ranch Water and Wastewater Service – As described in more detail below, we are developing 931 acres of land we own as a master planned community known as Sky Ranch. Pursuant to the Sky Ranch Water and Wastewater Service Agreement, dated June 19, 2017 (the “Sky Ranch Service Agreement”), between PCY Holdings, LLC, our wholly owned subsidiary and the owner of the Sky Ranch property (“PCY Holdings”), and the Rangeview District, PCY Holdings agreed to construct certain facilities necessary to provide water and wastewater service to Sky Ranch, and the Rangeview District agreed to provide water and wastewater services for the Sky Ranch development. Pursuant to the Off-Lowry Service Agreement, we are the exclusive provider of water and wastewater services to future residents of the Sky Ranch development.

Sky Ranch Development

In 2010, we purchased approximately 931 acres of undeveloped land located in unincorporated Arapahoe County known as Sky Ranch. Sky Ranch is located directly adjacent to I-70, 16 miles east of downtown Denver, four miles north of the Lowry Range, and four miles south of Denver International Airport.

The property includes rights to approximately 830 acre feet of water and approximately 640 acres of oil and gas mineral rights and has been zoned for residential, commercial and retail uses that may include up to 4,850 SFEs. Sky Ranch is zoned for 4,400 homes and 1.35 million square feet of commercial and retail property. We currently lease the land to an area farmer on a year to year basis. We have leased the minerals underlying the land to a major independent exploration and production company. We have been engaged in the design, permitting, engineering and development of Sky Ranch to develop residential lots for entry-level housing (houses costing in the $300,000 range). We plan to develop the first phase of Sky Ranch, which will include 151 acres and 506 detached single family lots. We anticipate beginning construction of an initial 200 lots in fiscal 2018 pursuant to the Purchase and Sale Contracts described below.

In June 2017, we entered into purchase and sale agreements (collectively, the “Purchase and Sale Contracts”) with three separate home builders pursuant to which we agreed to sell, and each builder agreed to purchase, a certain number (totaling 506) of single-family, detached residential lots at the Sky Ranch property. We will be developing finished lots for each of the three home builders (which are lots on which homes are ready to be built that include roads, curbs, wet and dry utilities, storm drains and other improvements). Each builder is required to purchase water and sewer taps for the lots from the Rangeview District, the cost of which depends on the size of the lot, the size of the house, and the amount of irrigated turf. Pursuant to the Off-Lowry Service Agreement, we will receive all of the water tap fees and wastewater tap fees and 90% of the monthly service fees and usage fees for wastewater services received by the Rangeview District from customers at Sky Ranch. We will also receive 98% of the usage fees for water services received by the Rangeview District from customers at Sky Ranch, after deduction, in most instances, of the royalty to the Land Board related to the use of the Rangeview Water Supply.

The closing of the transactions contemplated by each Purchase and Sale Contract is subject to customary closing conditions, including, among others, the builder’s completion to its satisfaction of a title review and other due diligence of the property, the accuracy of the representations and warranties made by us in the Purchase and Sale Contract, and a commitment by the title company to issue to the builder a title policy, subject to certain conditions. Within three business days of the execution of each Purchase and Sale Contract, each builder paid an earnest money deposit. Each builder had a 60-day due diligence period during which it had the right to terminate the Purchase and Sale Contract and receive a full refund of its earnest money deposit.  The initial due diligence period was extended; however, on November 10, 2017, each builder completed its due diligence period and agreed to continue with its respective Purchase and Sale Contract. Pursuant to certain Purchase and Sale Contracts, the builder is required to make an additional earnest money deposit or deposits after the due diligence period and/or final approval of the entitlements for the property. The earnest money deposit or deposits will be applied to the payment of the purchase price of the lots at closing in accordance with a specified takedown schedule or be paid to us in the event of certain defaults by a builder. Pursuant to each Purchase and Sale Contract, we must obtain final approval of the entitlements for the property by August 2018 (which date we may extend by six months).

We are obligated pursuant to the Purchase and Sale Contracts, or separate Lot Development Agreements (the “Lot Development Agreements” and, together with the Purchase and Sale Contracts, the “Builder Contracts”), to construct infrastructure and other improvements, such as roads, curbs and gutters, park amenities, sidewalks, street and traffic signs, water and sanitary sewer mains and stubs, storm water management facilities, and lot grading improvements for delivery of finished lots to each builder. Pursuant to the Builder Contracts, we must cause the Rangeview District to install and construct off-site infrastructure improvements (i.e., drainage and storm water retention ponds, a wastewater reclamation facility, and wholesale water facilities) for the provision of water and wastewater service to the property. In conjunction with our approvals with Arapahoe County for the Sky Ranch project, we and/or the Rangeview District and the Sky Ranch Districts are obligated to deposit into an account the anticipated costs to install and construct substantially all the off-site infrastructure improvements (which include drainage, wholesale water and wastewater, and entry roadway), which we estimate will be approximately $10.2 million.

We estimate the total capital required to develop lots in the first phase (506 lots) of Sky Ranch is approximately $27.8 million, and estimate lots sales to home builders to generate $35 million providing a margin on lots of approximately $7.2 million. Utility revenues are derived from tap fees (which vary depending on lot size, house size, and amount of irrigated turf) and usage fees (which are monthly water and wastewater fees). Our current Sky Ranch water tap fees are $26,650 (per SFE), and wastewater taps fees are $4,659 (per SFE).

Sky Ranch Metropolitan District No. 1, 3, 4, and 5 – The Sky Ranch Metropolitan District Nos. 1, 3, 4 and 5 are quasi-municipal corporations and political subdivisions of Colorado formed in 2004 for the purpose of providing service to the approximately 930 acres of the Sky Ranch property (the “Sky Ranch Districts”). The Sky Ranch Districts are governed by an elected board of directors. Eligible voters and persons eligible to serve as directors of the Sky Ranch Districts must own an interest in property within the boundaries of the district. We own certain rights and real property interests which encompass the current boundaries of the districts. The current directors of the districts are Mark W. Harding, Scott E. Lehman, and James Ewing (all are employees of Pure Cycle), and two independent board members. Pursuant to Colorado law, directors may receive $100 for each board meeting they attend, up to a maximum of $1,600 per year. Mr. Harding, Mr. Lehman, and Mr. Ewing have all elected to forego these payments.

Oil and Gas Leases

In 2011, we entered into a three year Oil and Gas Lease (the “O&G Lease”) and Surface Use and Damage Agreement (the “Surface Use Agreement”) and received an up-front payment of $1,243,400 ($1,900 per mineral acre), and a 20% of gross proceeds royalty (less certain taxes) from the sale of any oil and gas produced from the approximately 634 acres of mineral estate we own at Sky Ranch. In 2014 the O&G Lease was extended for an additional two (2) years, and we received an additional up-front payment of $1,243,400 for the extension. The O&G Lease is now held by production and we have been receiving royalties from the oil and gas production from two wells drilled within our mineral interest. During the fiscal year ended August 31, 2017, we received $186,600 in royalties attributable to these two wells.

In 2015, we received an up-front payment of $72,000, pursuant to a lease (which expired in fiscal 2017) for the purpose of exploring for, developing, producing, and marketing oil and gas of 40 acres of mineral estate we own adjacent to the Lowry Range (the “Rangeview Lease”). In September 2017, we entered into a three-year Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP (the “Bison Lease”), for this 40-acre mineral estate, and we received an up-front payment of $167,200.

Arkansas River Land and Minerals

We own three farms totaling 700 acres in the Arkansas River Valley. The farms were acquired in order to correct dry-up covenant issues related to water only farms and we currently lease all three farms for dry land grazing. We intend to sell the farms in due course and have classified the farms as long term investments. We also own approximately 13,900 acres of mineral interests in the Arkansas River Valley, which have an estimated value of approximately $1.4 million. We currently have no plans to sell our mineral interests.

Well Enhancement and Recovery Systems

In 2007, we, along with two other parties, formed Well Enhancement and Recovery Systems LLC (“Well Enhancement LLC”), to develop a new deep water well enhancement tool and process that we believe will increase the efficiency of wells completed into the Denver Basin groundwater formations. According to results from studies performed by an independent hydro-geologist, the well enhancement tool effectively increased the production of the two test wells by 80% and 83% when compared to that of nearby wells developed in similar formations at similar depths. Based on the positive results of the test wells, we continue to refine the process of enhancing deep water wells and are marketing the tool to area water providers. We currently hold a 50% interest in Well Enhancement LLC. We have not drilled any new wells in the past three years and have not used the tool during this period, but we intend to continue to use the tool when we drill new water wells.

Revenues

We generate revenues through our wholesale water and wastewater operations predominately from three sources: (i) monthly service and contract delivery fees, (ii) one-time water and wastewater tap fees and construction fees, and (iii) consulting fees. Our revenue sources and how we account for them are described in greater detail below. We typically negotiate the payment terms for tap fees, construction fees, and other water and wastewater service fees with our wholesale customers as a component of our service agreements prior to construction of the project. However, with respect to customers on the Lowry Range, pursuant to the Lease, the Rangeview District’s rates and charges to such end-use customers may not exceed the average of similar rates and charges of three nearby water providers.

i)
Monthly Service Fees – Monthly wholesale water usage fees are assessed to our customers based on actual metered deliveries to their end-use customers each month. Water usage fees are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. The water usage fees for end-use customers on the Lowry Range are noted below in Table D:

Table D - Lowry Range Tiered Water Usage Pricing Structure
	Price ($ per thousand gallons)
Base charge per SFE	$32.27	$30.35	$30.35
0 gallons to 10,000 gallons	$3.91	$3.51	$3.51
10,001 gallons to 20,000 gallons	$5.14	$5.31	$5.31
20,001 gallons to 40,000 gallons	$8.08	$8.12	$8.12
40,001 gallons and above	$9.87	$9.55	$9.55

The figures in Table D reflect the amounts charged to the Rangeview District’s end-use customers on the Lowry Range. In exchange for providing water service to the Rangeview District’s Lowry Range customers, we receive 98% of the usage charges received by the Rangeview District relating to water services after deducting the required royalty to the Land Board (described above at Rangeview Water Supply and Lowry Range – Land Board Royalties). The amounts charged by the Rangeview District to its end-use customers off the Lowry Range are determined pursuant to the Rangeview District’s service agreements with such customers and such rates may vary. In exchange for providing water service to the Rangeview District’s customers off the Lowry Range, we receive 98% of the usage charges received by the Rangeview District relating to water services after deducting any required royalty to the Land Board. The royalty to the Land Board is required for water service provided utilizing our Rangeview Water Supply, which includes most of our current customers except those at Wild Pointe. In exchange for providing wastewater services, we receive 90% of the Rangeview District’s monthly wastewater service and usage fees, as well as the right to use or sell the reclaimed water.

In addition to the tiered water usage pricing structure, we currently charge a hydrant rate of $10.50 per thousand gallons for commercial and industrial customers. We also collect other immaterial fees and charges from customers and other users to cover miscellaneous administrative and service expenses, such as application fees, review fees and permit fees.

ii)
Water and Wastewater Tap Fees and Construction Fees – Tap fees are typically paid by developers in advance of construction activities and are non-refundable. Tap fees are typically used to fund construction of the Wholesale Facilities and defray the acquisition costs of obtaining water rights and operating facilities.

The Rangeview District’s 2017 water tap fees are $24,974, and its wastewater tap fees are $4,659.

In exchange for providing water service to the Rangeview District’s customers on the Lowry Range, we receive 100% of the Rangeview District’s tap fees after deducting the two percent royalty to the Land Board described above. In exchange for providing water service to the Rangeview District’s customers off the Lowry Range, we currently receive 100% of the Rangeview District’s tap fees. If water taps are sold to customers not located on the Lowry Range that are to be serviced utilizing the Rangeview Water Supply (other than taps to Sky Ranch, which are exempt), the two percent royalty to the Land Board would be deducted from the amount we receive. In exchange for providing wastewater services, whether to customers on or off the Lowry Range, we receive 100% of the Rangeview District’s wastewater tap fees.

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

Significant Customers

Our wholesale water and wastewater sales to the Rangeview District pursuant to the Rangeview Water Agreements accounted for 26%, 67% and 19% of our total water revenues for the fiscal years ended August 31, 2017, 2016 and 2015, respectively. The Rangeview District has one significant customer, the Ridgeview Youth Services Center (“Ridgeview”). Pursuant to our Rangeview Water Agreements with the Rangeview District, we are providing water to Ridgeview on behalf of the Rangeview District. Ridgeview accounted for 21%, 55% and 16% of our total water revenues for the fiscal years ended August 31, 2017, 2016 and 2015, respectively.

Our industrial water sales (i) directly and indirectly to ConocoPhillips accounted for approximately 30%, less than 1% and 75% and (ii) to Bison Oil and Gas accounted for approximately 25%, nil, and nil, of our total water revenues for the fiscal years ended August 31, 2017, 2016 and 2015, respectively.

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

We expect the development of our Rangeview Water Supply to require a significant number of high capacity deep water wells. We anticipate drilling separate wells into each of the three principal aquifers located beneath the Lowry Range. Each well is intended to deliver water to central water treatment facilities for treatment prior to delivery to customers. Development of our Lowry Range surface water supplies will require facilities to divert surface water to storage reservoirs to be located on the Lowry Range and treatment facilities to treat the water prior to introduction into our distribution systems. Surface water diversion facilities will be designed with capacities to divert the surface water when available (particularly during seasonal events such as spring run-off and summer storms) for storage in reservoirs to be constructed on the Lowry Range. Based on preliminary engineering estimates, the full build-out of water facilities (including diversion structures, transmission pipelines, reservoirs, and water treatment facilities) on the Lowry Range will cost in excess of $412 million, based on estimated costs, and will accommodate water service to customers located on and outside the Lowry Range. We expect this build out to occur in phases over an extended period of at least 50 years, and we expect that tap fees will be sufficient to fund the infrastructure costs.

Our Denver-based supplies are a valuable, locally available resource located near the point of use. This enables us to incrementally develop infrastructure to produce, treat and deliver water to customers based on their growing demands.

During fiscal 2017, we invested approximately $4.5 million to construct pipelines that interconnect the Rangeview District, WISE, and Sky Ranch water systems. We expect to continue to invest in pipelines at the Sky Ranch property in anticipation of the first phase of development. We also expect to add additional wells as demand for water grows.

The Rangeview District is a participant in the WISE project. This project is developing infrastructure to interconnect providers’ water systems and to extend renewable water sources owned by Denver Water and Aurora Water to participating South Metro water providers, including the Rangeview District and, through our agreements with the Rangeview District, us. This system will diversify our sources of water and will enable providers to move water among themselves, which will increase the reliability of our and others’ water systems. Through the WISE Financing Agreement, we funded the Rangeview District’s purchase of certain rights to use existing water transmission and related infrastructure acquired and constructed by the WISE project. We invested approximately $198,200 in the WISE system during fiscal 2017 and have invested approximately $3.1 million to date. We anticipate that we will be spending approximately $645,500 on this system during fiscal 2018 and $4.6 million during the next four years to fund the Rangeview District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE and to fund operations and water deliveries related to WISE. Timing of the investment will vary depending on the schedule of projects within WISE.

We are in the process of developing our Sky Ranch property, including building finished lots for home builders and building the water and wastewater infrastructure for housing and commercial development of the property. We currently anticipate construction starting on the first phase of development (506 lots) in early 2018, subject to obtaining approvals and the timing of the final engineering designs. The timing for us to develop the remaining phases of the property will be largely dependent on the Denver real estate market and the interest we receive from home builders and developers. During fiscal 2017, we invested approximately $902,600 in our Sky Ranch property, which consisted of planning, preliminary and final engineering designs, grading, erosion, sediment control, drainage design, water and wastewater facility designs, and construction of approximately 10 miles of new transmission lines.

We plan to develop additional water assets within the Denver area and are exploring opportunities to utilize our water assets in areas adjacent to our existing water supplies.

Water and Growth in Colorado

Colorado has experienced a robust housing market over the past 24 months. The key drivers to housing in the area are:

●
Housing Starts – From September 2016 to September 2017, annual housing starts increased by 6%. From September 2015 to September 2016, annual housing starts increased by 24%.
●
Unemployment – The unemployment rate in Colorado was 2.4% at August 31, 2017, compared to a national unemployment rate of 4.4%. Colorado added an estimated 118,200 jobs from August 2016 to August 2017.
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

Colorado’s future water supply needs will be met through conservation, reuse and the development of new supplies. The Rangeview District’s rules and regulations for water and wastewater service call for adherence to strict conservation measures, including low-flow water fixtures, high efficiency appliances, and advanced irrigation control devices. Additionally, our systems are designed and constructed using a dual-pipe water distribution system to segregate the delivery of high quality potable drinking water to our local governmental entities and their end-use customers through one system and a second system to supply raw or reclaimed water for irrigation demands. About one-half of the water used by a typical Denver-area residential water customer is used for outdoor landscape and lawn irrigation. We believe that raw or reclaimed water supplies provide the lowest cost, most environmentally sustainable water for outdoor irrigation. We expect our systems to include an extensive water reclamation system in which essentially all effluent water from wastewater treatment plants will be reused to meet non-potable water demands. Our dual-distribution systems demonstrate our commitment to environmentally responsible water management policies in our water short region.

Labor and Raw Materials

The Builder Contracts for Sky Ranch and the contracts we enter into to design and construct water facilities are fixed-price contracts in which we bear all or a significant portion of the risk for cost overruns. Under these fixed-price contracts, the contract prices that we agree to are established in part based on fixed, firm subcontractor quotes on contracts and on cost and scheduling estimates. These quotes may be based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials, and other issues. Increased costs or shortages of skilled labor and/or concrete, steel, pipe and other materials could cause increases in property development costs and delays. These shortages and delays may result in delays in the delivery of the residential lots under development, reduced gross margins from lot sales, or both. We plan to contract with third parties for our labor and materials at a fixed price, which should allow us to mitigate the risks associated with increases in the cost of labor and building materials.

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

Although we have exclusive long-term water and wastewater service contracts for 24,000 acres of the 27,000-acre Lowry Range pursuant to the Lowry Service Agreement, providing water and wastewater services to areas other than Wild Pointe, Sky Ranch and a portion of the Lowry Range is subject to competition. Alternate sources of water are available, principally from other private parties, such as farmers or others owning water rights that have historically been used for agriculture, and from municipalities seeking to annex new development areas in order to increase their tax base. Our principal competition in areas close to the Lowry Range is the City of Aurora. Principal factors affecting competition for potential purchasers of our Export Water include the availability of water for the particular purpose, the cost of delivering the water to the desired location (including the cost of required taps), and the reliability of the water supply during drought periods. We estimate that the water assets we own and have the exclusive right to use have a supply capacity of approximately 60,000 SFE units, and we believe they provide us with a significant competitive advantage along the Front Range. Our legal rights to the Rangeview Water Supply have been confirmed for municipal use, and our water supply is close to Denver area water users. We believe our pricing structure is competitive and our water portfolio is well balanced with senior surface water rights, groundwater rights, storage capacity and reclaimed water supplies.

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

In the future, we anticipate changing our method of treating wastewater, which will require future additional capital investments, as additional regulations become effective. In 2016, we invested $368,600 to design, permit and construct a 13 million gallon effluent storage reservoir at our wastewater treatment facility and have converted our facility to a zero discharge treatment facility. We are storing the treated effluent water and expect to use the water for agricultural and irrigation uses.

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

Employees

We currently have 11 full-time employees.

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

Our net losses may continue and we may not have sufficient cash flows from operations or other capital resources to pursue our business objectives. We have experienced significant net losses; our cash flows from operations have not been sufficient to fund our operations in the past; and we have been required to raise debt and equity capital and sell assets to remain in operation. Since 2004, we have obtained $76.2 million through (i) the issuance of $25.2 million of common stock (including the issuance of stock pursuant to the exercise of options, net of expenses), (ii) the issuance of $5.2 million of Convertible Debt, which was converted to common stock on January 11, 2011, and (iii) the sale of our Arkansas River water and land for approximately $45.8 million in cash. Our development of the first 250 homes in the first phase of Sky Ranch requires significant cash expenditures of approximately $18 million before we will generate positive cash flows from the sale of lots and water and sewer tap fees. We expect to fund such expenditures with cash on hand and cash flows from operations. At August 31, 2017, we had $26 million of cash and marketable securities on hand. We currently have a limited number of customers. If our cash on hand and future cash flows from operations are not sufficient to fund our operations and the significant capital expenditure requirements to build our water delivery systems and develop Sky Ranch, we may be forced to seek to obtain additional debt or equity capital. Economic conditions and disruptions have previously caused substantial volatility in capital markets, including credit markets and the banking industry, increasing the cost and significantly reducing the availability of financing, which may reoccur in the future. There can be no assurance that financing will be available on acceptable terms or at all.

The rates the Rangeview District is allowed to charge customers on the Lowry Range are limited by the Lease with the Land Board and our contract with the Rangeview District and may not be sufficient to cover our costs of construction and operation. The prices charged by the Rangeview District for water service on the Lowry Range are subject to pricing regulations set forth in the Lease with the Land Board. Both the tap fees and usage rates and charges are capped at the average of the rates of three nearby water providers. Annually the Rangeview District surveys the tap fees and rates of the three nearby providers, and the Rangeview District may adjust tap fees and rates and charges for water service on the Lowry Range based on the average of those charged by this group, and we receive 98% of whatever the Rangeview District charges its customers. Our costs associated with the construction of water delivery systems and the production, treatment and delivery of water are subject to market conditions and other factors, which may increase at a significantly higher rate than that of the fees we receive from the Rangeview District. Factors beyond our control and which cannot be predicted, such as government regulations, insurance and labor markets, drought, water contamination and severe weather conditions, like tornadoes and floods, may result in additional labor and material costs that may not be recoverable under the current rate structure. Both increased customer demand and increased water conservation may also impact the overall cost of our operations. If the costs for construction and operation of our wholesale water services, including the cost of extracting our groundwater, exceed our revenues, we would be providing service to the Rangeview District for use at the Lowry Range at a loss. The Rangeview District may petition the Land Board for rate increases; however, there can be no assurance that the Land Board would approve a rate increase request. Further, even if a rate increase were approved, it might not be granted in a timely manner or in an amount sufficient to cover the expenses for which the rate increase was sought.

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

Sales to the fracking industry can fluctuate significantly. Our water sales have been historically highly concentrated directly and indirectly with one company providing fracking services to the oil and gas industry on and around the Lowry Range and our Sky Ranch property. Sales to this customer base as well as renewals of our oil and gas leases, if any, in the future are impacted by regulations, fracking technologies, the success of the wells and the price of oil and gas, among other things. Investment in oil and gas development is dependent on the price of oil and gas. While water sales for fracking are now increasing, we have no contractual commitment that will ensure these sales in the future.

We are dependent on the housing market and development in our targeted service areas for future revenues. Providing wholesale water service using our Colorado Front Range water supplies is our principal source of future revenue. The timing and amount of these revenues will depend in part on housing developments being built near our water assets. The development of the Lowry Range, Sky Ranch and other properties is subject to many factors that are not within our control. If wholesale water sales are not forthcoming or development on the Lowry Range, Sky Ranch or other properties in our targeted service areas is delayed, we may need to use our capital resources, incur additional short or long-term debt obligations or seek to sell additional equity. We may not have sufficient capital resources or be successful in obtaining additional operating capital. After several years of significant declines in new home construction, there have been positive market gains in the Colorado housing market since 2013. However, if the downturn in the homebuilding and credit markets return or if the national economy weakens and economic concerns intensify, it could have a significant negative impact on our business and financial condition and our plans for future development of additional phases of Sky Ranch.

Development on the Lowry Range is not within our control and is subject to obstacles. Development on the Lowry Range is controlled by the Land Board, which is governed by a five-person citizen board of commissioners representing education, agriculture, local government and natural resources, plus one at-large commissioner, each appointed for a four-year term by the Colorado governor and approved by the Colorado Senate. The Land Board’s focus with respect to issues such as development and conservation on the Lowry Range tends to change as membership on the Land Board changes. In addition, there are often significant delays in the adoption and implementation of plans with respect to property administered by the Land Board because the process involves many constituencies with diverse interests. In the event water sales are not forthcoming or development of the Lowry Range is delayed or abandoned, we may need to use our capital resources, incur additional short or long-term debt obligations or seek to sell additional equity. We may not have sufficient capital resources or be successful in obtaining additional operating capital.

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

We do not have experience with the development of real property. While we have experience designing and constructing water and wastewater facilities and maintaining and operating these facilities, we do not have experience developing real property. We may underestimate the capital expenditures required to develop the first phase of Sky Ranch, including the costs of certain infrastructure improvements. We lack experience in managing property development activities, including the permitting and other approvals required, which may result in delays in obtaining the necessary permits and government approvals.

Our construction of water and wastewater projects may expose us to certain completion, performance and financial risks. We expect to rely on independent contractors to construct our water and wastewater facilities and Sky Ranch lot improvements. These construction activities may involve risks, including shortages of materials and labor, work stoppages, labor relations disputes, weather interference, engineering, environmental, permitting or geological problems and unanticipated cost increases. These issues could give rise to delays, cost overruns or performance deficiencies, or otherwise adversely affect the construction or operation of our water and wastewater delivery systems and the construction and delivery of residential lots pursuant to our Builder Contracts. In addition, we may experience quality problems in the construction of our systems and facilities, including equipment failures. We may not meet the required deadlines under our Builder Contracts. We may face claims from customers or others regarding product quality and installation of equipment placed in service by contractors.

The Builder Contracts for Sky Ranch and for the water facilities that we design and construct are fixed-price contracts, in which we bear all or a significant portion of the risk for cost overruns. Under these fixed-price contracts, contract prices are established in part based on fixed, firm subcontractor quotes on contracts and on cost and scheduling estimates. These estimates may be based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials, and other issues. If these subcontractor quotations or cost estimates prove inaccurate, or if circumstances change, cost overruns may occur, and our financial results would be negatively impacted. In many cases, the incurrence of these additional costs would not be within our control.

Pursuant to our Builder Contracts for Sky Ranch, we guarantee project completion of water and wastewater delivery systems and lot improvements by a scheduled date. We also guarantee that the project, when completed, will achieve certain performance standards, meet certain quality specifications and satisfy certain requirements for governmental approvals. If we fail to complete the project as scheduled, or if we fail to meet guaranteed performance standards or quality specifications, or obtain the required governmental approvals, we may be held responsible for cost impacts and/or penalties to the customer resulting from any delay or for the costs to alter the project to achieve the performance standards and the quality specifications and to obtain the required government approvals. To the extent that these events occur and are not due to circumstances for which the customer accepts responsibility or cannot be mitigated by performance bonds or the provisions of our agreements with contractors, the total costs of the project would exceed our original estimates and our financial results would be negatively impacted.

We are required to secure, or to have our subcontractors secure, performance and completion bonds for certain contracts and projects. The market environment for surety companies has become more risk averse. We and our subcontractors secure performance and completion bonds for our contracts from these surety companies. To the extent we or our subcontractors are unable to obtain bonds, we may breach existing agreements and/or not be awarded new contracts. We may not be able to secure performance and completion bonds when required.

We may be subject to significant potential liabilities as a result of warranty and liability claims made against us. Design, construction or system failures related to our water and wastewater delivery systems could result in injury to third parties or damage to property. As a property developer, we are also subject in the ordinary course of our business to warranty claims. We are also subject to claims for injuries that occur in the course of our property development activities. We plan to record warranty and other reserves for the residential lots we sell based on historical experience in our market and our judgment of the qualitative risks associated with the type of lots we sell. We have, and many of our subcontractors have, general liability, property, workers’ compensation and other business insurance. These insurance policies are intended to protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and coverage limits. However, it is possible that this insurance will not be adequate to address all warranty and liability claims to which we are subject. Additionally, the coverage offered and the availability of general liability insurance for construction defects are currently limited and policies that can be obtained are costly and often include exclusions based upon past losses those insurers suffered as a result of use of defective materials used by other property developers. As a result, our subcontractors may be unable to obtain insurance, and we may have to waive our customary insurance requirements, which increases our and our insurers’ exposure to claims and increases the possibility that our insurance will not be adequate to protect us for all the costs we incur. Any losses that exceed claims against our contractors, the performance bonds and our insurance limits at such facilities could result in claims against us. In addition, if there is a customer dispute regarding performance of our services, the customer may decide to delay or withhold payment to us.

We have a limited number of employees and may not be able to manage the increasing demands of our expanded operations. We have a limited number of employees to administer our existing assets, interface with applicable governmental bodies, market our services and plan for the construction and development of our assets. We may not be able to maximize the value of our assets because of our limited manpower. We depend significantly on the services of Mark W. Harding, our President and Chief Financial Officer. The loss of Mr. Harding would cause a significant interruption of our operations. Further, the execution of the Builder Contracts for Sky Ranch has increased the size and complexity of our business. The success of our current business and future business development and our ability to capitalize on growth opportunities depends on our ability to attract and retain additional experienced and qualified persons to operate and manage our business. State regulations set the training, experience and qualification standards required for our employees to operate specific water and wastewater facilities. Failure to find state-certified and qualified employees to support the operation of our facilities could put us at risk for, among other things, regulatory penalties (including fines and suspension of operations), operational errors at the facilities, improper billing and collection processes, and loss of contracts and revenues. We may be unsuccessful in managing our assets and growth.

Supply shortages and risks related to the demand for skilled labor and building materials could increase costs and delay closings. The property development industry is highly competitive for skilled labor and materials. Labor shortages in the Colorado Front Range have become more acute in recent years as the supply chain adjusts to uneven industry growth. Increased costs or shortages of skilled labor and/or concrete, steel, pipe and other materials could cause increases in property development costs and delays. We are unable to pass on increases in property development costs to home builders with whom we have already entered into purchase and sale contracts for residential lots, as our contracts fix the price of the lots at the time the contracts are signed, which will be well in advance of property development. Sustained increases in development costs may, over time, erode our margins.

Products supplied to us and work done by subcontractors can expose us to risks that could adversely affect our business. We rely on subcontractors to perform the actual property development, and in many cases, to select and obtain concrete and other materials. Subcontractors may use improper construction processes or defective materials. Defective products can result in the need to perform extensive repairs. The cost of complying with our warranty obligations may be significant if we are unable to recover the cost of repairs from subcontractors, materials suppliers and insurers.

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

Conflicts of interest may arise relating to the operation of the Rangeview District and the Sky Ranch Districts. Our officers and employees constitute 60% of the directors of the Rangeview District and the Sky Ranch Districts. Pure Cycle, along with our officers and employees and two unrelated individuals, own the 40 acres that constitute the Rangeview District and the acreage that constitutes the Sky Ranch Districts. We have made loans to the Rangeview District to fund its operations. At August 31, 2017, total principal and interest owed to us by the Rangeview District was $776,400. Pursuant to our water and wastewater service agreements with the Rangeview District, the Rangeview District retains two percent of the revenues from the sale of water to its end-use customers and 10% of the revenues from the provision of wastewater services to its end-use customers. Proceeds from the fee collections will initially be used to repay the Rangeview District’s obligations to us, but after these loans are repaid, the Rangeview District is not required to use the funds to benefit Pure Cycle.

Similarly, we have made loans to and incurred expenses reimbursable by the Sky Ranch Districts. At August 31, 2017, total principal and interest owed to us by the Sky Ranch Districts was $215,500. It is anticipated that these amounts will be repaid once Sky Ranch has sold residential units and has a tax base to issue bonds to pay for services. We have received benefits from our activities undertaken in conjunction with these districts, but conflicts may arise between our interests and those of the Rangeview and Sky Ranch Districts and our officers and employees who are acting in dual capacities in negotiating contracts to which both we and a district are parties. We expect that the Rangeview and Sky Ranch Districts will expand when more properties are developed and become part of the respective districts, and our officers and employees acting as directors of these districts will have fiduciary obligations to those other constituents. Conflicts may not be resolved in the best interests of the Company and our shareholders. In addition, other landowners coming into a district will be eligible to vote and to serve as directors of that district. Our officers and employees may not remain as directors of these districts, and the actions of subsequently elected boards could have an adverse impact on our operations.

Our operations are affected by local politics and governmental procedures that are beyond our control. We operate in a highly political environment. We market our water rights to municipalities and other governmental entities run by elected or politically appointed officials. Our principal competitors are municipalities seeking to expand their sales tax base and other water districts. Various constituencies, including our competitors, developers, environmental groups, conservation groups, and agricultural interests, have competing agendas with respect to the development of water rights in Colorado, which means that decisions affecting our business are based on many factors other than economic and business considerations. Additional risks associated with dealing with governmental entities include turnover of elected and appointed officials, changes in policies from election to election, and a lack of institutional history in these entities concerning their prior courses of dealing with the Company. We spend significant time and resources educating elected officials, local authorities and others regarding our water rights and the benefits of contracting with us. Political concerns and governmental procedures and policies may hinder or delay our ability to enter into service agreements or develop our water rights or infrastructure to deliver our water. While we have worked to reduce the political risks in our business through our participation as the service provider for the Rangeview District in regional cooperative resource programs, such as the SMWSA and its WISE partnership with Denver Water and Aurora Water, as well as education and communication efforts and community involvement, our efforts may be unsuccessful.

Delays in property development may extend the time it takes us to recover our property development costs. We incur many costs, such as the costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, taxes and other costs related to ownership of the land, before we close on the sale of residential lots to home builders. If the rate at which we develop residential lots slows, we may incur additional costs, and it may take longer for us to recover our costs. In addition, if sales of homes on the finished lots are delayed, our revenue from utility services will be delayed.

Government regulations and legal challenges may delay the closing of the sale of our residential lots, increase our expenses or limit other activities, which could have a negative impact on our results of operations. The approval of numerous governmental authorities must be obtained in connection with our property development activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs. Various local, state and federal statutes, ordinances, rules and regulations concerning building, health and safety, site and building design, environment, zoning, and similar matters apply to and/or affect property developers like us. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained depends on factors beyond our control, such as changes in federal, state and local policies, rules and regulations and their interpretations and application. Furthermore, we are also subject to various fees and charges of government authorities designed to defray the cost of providing certain governmental services and improvements. For example, local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions, as well as requiring concessions or that the property developer and/or home builder construct certain improvements to public places such as parks and streets or fund schools.

Municipalities or state water agencies may restrict or place moratoriums on the availability of utilities, such as water and sewer taps, which could have an adverse effect on our business by causing delays or increasing our costs.

We must provide water that meets all federal and state regulatory water quality standards and operate our water and wastewater facilities in accordance with these standards. Future changes in regulations governing the supply of drinking water and treatment of wastewater may have a material adverse impact on our financial results. With respect to service of customers on the Lowry Range, the Rangeview District’s rates might not be sufficient to cover the cost of compliance with additional or more stringent requirements. If the cost of compliance were to increase, we anticipate that the rates of the nearby water providers that the Rangeview District uses to establish its rates and charges would increase to reflect these cost increases, thereby allowing the Rangeview District to increase its rates and charges. However, these water providers may not raise their rates in an amount that would be sufficient to enable the Rangeview District (and us) to cover any increased compliance costs.

In addition, there is a variety of legislation being enacted, or considered for enactment, at the federal, state and local level relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. Such environmental laws may affect, for example, how we manage storm water runoff, wastewater discharges and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. As climate change concerns continue to grow, compliance with legislation and regulations of this nature are expected to become more costly. Energy-related initiatives affect a wide variety of companies throughout the United States and the world and, because our operations are now dependent on significant amounts of raw materials, such as steel and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of the materials used in the development of our properties are burdened with expensive cap and trade and similar energy related taxes and regulations. It is possible that new standards could be imposed that will require additional capital expenditures or raise our operating costs. With respect to service of customers on the Lowry Range, the Rangeview District’s rates might not be sufficient to cover the cost of compliance with new requirements. Although we would expect the rates of the nearby water providers that the Rangeview District uses to establish its rates and charges to increase to cover increased compliance costs, such rates may not cover all our costs and our costs of complying with new standards or laws could adversely affect our business, results of operations or financial condition. Our noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocations and other sanctions.

Government agencies may initiate audits, reviews or investigations of our business practices to ensure compliance with applicable laws and regulations, which can cause us to incur costs or create other disruptions in our business that can be significant. Further, we may experience delays and increased expenses as a result of legal challenges to our proposed development activities, whether brought by governmental authorities or private parties.

Our Lowry Range surface water rights are “conditional decrees” and require findings of reasonable diligence. Our surface water interests and reservoir sites at the Lowry Range are conditionally decreed and are subject to a finding of reasonable diligence from the Colorado water court every six years. To arrive at a finding of reasonable diligence, the water court must determine that we continue to diligently pursue the development of said water rights. If the water court is unable to make such a finding, we could lose the water right under review. During fiscal 2012, the Lowry Range conditional decrees were granted their first review by the water court, which determined that we and the Rangeview District met the diligence criteria. The water court entered a finding of reasonable diligence on the Lowry Range surface water decrees on February 11, 2012. Our next diligence period will be in February 2018. If the water court does not make a determination of reasonable diligence in 2018, it would materially adversely impact the value of our interests in the Rangeview surface water supply.

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

We may be adversely affected by any future decision by the Colorado Public Utilities Commission to regulate us as a public utility. The Colorado Public Utilities Commission (“CPUC”) regulates investor-owned water companies operating for the purpose of supplying water to the public. The CPUC regulates many aspects of public utilities’ operations, including establishing water rates and fees, initiating inspections, enforcement and compliance activities and assisting consumers with complaints. We do not believe we are a public utility under Colorado law. We currently provide services by contract mainly to the Rangeview District, which supplies the public. Quasi-municipal metropolitan districts, such as the Rangeview District and the Sky Ranch Districts, are exempt by statute from regulation by the CPUC. However, the CPUC could attempt to regulate us as a public utility. If this were to occur, we might incur significant expense challenging the CPUC’s assertion of jurisdiction, and we may be unsuccessful. In the future, existing regulations may be revised or reinterpreted, and new laws and regulations may be adopted or become applicable to us or our facilities. If we become regulated as a public utility, our ability to generate profits could be limited, and we might incur significant costs associated with regulatory compliance.

The Rangeview District’s and our rights under the Lease have been challenged by third parties. The Rangeview District’s and our rights under the Lease have been challenged by third parties, including the Land Board, in the past. In 2014, in connection with settling a lawsuit filed by us and the Rangeview District against the Land Board, the Land Board, the Rangeview District and we amended and restated the Lease to clarify and update a number of provisions. However, there are issues still subject to negotiation and it is likely that during the remaining 64-year term of the Lease the parties will disagree over interpretations of provisions in the Lease again. The Rangeview District’s or our rights under the Lease could be challenged in the future, which could require potentially expensive litigation to enforce our rights.

Our operations are concentrated in the Front Range area of Colorado; we are subject to general economic conditions in Colorado. Our water assets and operations are located solely in the Front Range area of Colorado. Our performance could be adversely affected by economic conditions in, and other factors relating to, Colorado, including supply and demand for housing, zoning and other regulatory conditions. To the extent the general economic conditions in the Front Range area of Colorado deteriorate, the value of our assets, our results of operations and our financial condition could be materially adversely affected.

Natural disasters and severe weather conditions could delay the closing of the sale of residential lots at Sky Ranch and increase our costs, which could harm our sales and results of operations. We conduct our property development operations in the Colorado Front Range, which is subject to natural disasters, including droughts, tornadoes, wildland fires, and severe weather. The occurrence of natural disasters or severe weather conditions in Colorado or elsewhere could delay property development, increase costs by delaying closings and lead to shortages of labor and materials. If our insurance or the insurance of our subcontractors does not fully cover business interruptions or losses resulting from these events, our results of operations could be adversely affected. For example, as a result of Hurricane Harvey in the Texas Gulf Coast, the cost of pipe increased approximately 35%. This additional cost is not clearly reimbursable by insurance.

We could be hurt by efforts to impose liabilities or obligations on persons with regard to labor law violations by other persons whose employees perform contracted services. The infrastructure and improvements on our water and wastewater systems and on the finished lots we sell or that we must provide pursuant to service agreements and lot development agreements are done by employees of subcontractors and other contract parties. We do not have the ability to control what these contract parties pay their employees or the work rules they impose on their employees. However, various governmental agencies are trying to hold contract parties like us responsible for violations of wage and hour laws and other work related laws by firms whose employees are performing contracted-for services. A 2016 National Labor Relations Board ruling holds that for labor law purposes a firm could under some circumstances be responsible as a joint employer of its contractors’ employees even if the firm had no direct control over the employees’ terms and conditions of employment. If that ruling is upheld on appeal, it could make us responsible for collective bargaining obligations and labor law violations by our subcontractors. Governmental rulings that make us responsible for labor practices by our subcontractors could create substantial exposures for us in situations that are not within our control.

We experience variability in our operating results on a quarterly basis and, as a result, our historical performance may not be a meaningful indicator of future results. We historically have experienced, and expect to continue to experience, variability in quarterly results. As a result of such variability, our short-term performance may not be a meaningful indicator of future results. Our quarterly results of operations may continue to fluctuate in the future as a result of a variety of factors, including, among others, the timing of the closings of sales of residential lots and weather-related problems.

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

Water Related Assets

In addition to the water rights and adjudicated reservoir sites that are described in Item 1 – Our Water and Land Assets, we also own a 500,000-gallon water tank, 400,000-barrel storage reservoir, a 300,000-barrel storage reservoir, three deep water wells, a pump station, and several miles of water pipeline in Arapahoe County, Colorado. Although owned by the Rangeview District, we operate and maintain another 500,000-gallon water tank, two deep water wells, a pump station, three alluvial wells, the Rangeview District’s wastewater treatment plant, and water distribution and wastewater collection pipelines that serve customers located at the Lowry Range. Although owned by the Elbert 86 District, we operate and maintain two water tanks with a combined capacity of 438,000-gallons of water, two deep water wells, a pump station, and 10 miles of transmission line for the Wild Pointe development in Elbert County. These assets are used to provide service to our customers.

Land

We own approximately 931 acres of land known as Sky Ranch that is described further in Item 1 – Our Water and Land Assets – Sky Ranch. We own 40 acres of land that comprise the current boundaries of the Rangeview District. We also own approximately 700 acres of land in the Arkansas River Valley, which is currently classified as land held for sale.

Item 3 – Legal Proceedings

None.

Item 4 – Mine Safety Disclosures

None.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol “PCYO.” The high and low sales prices of our common stock, by quarter, for the fiscal years ended August 31, 2016 and 2015 are presented below:

Table E - Market Information
Fiscal 2017 quarters ended:	August 31	May 31	February 28	November 30
Market price of common stock
High	$8.73	$8.10	$5.70	$5.93
Low	$6.55	$5.20	$4.90	$4.60

Fiscal 2016 quarters ended:	August 31	May 31	February 29	November 30
Market price of common stock
High	$5.20	$4.91	$5.12	$5.73
Low	$4.34	$4.29	$3.65	$4.56

Holders

On October 17, 2017, there were 552 holders of record of our common stock.

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

	8/12	8/13	8/14	8/15	8/16	8/17

Pure Cycle Corporation	100.00	260.00	326.00	250.00	242.00	362.50
S&P 500	100.00	118.70	148.67	149.38	168.13	195.43
Peer Group	100.00	119.89	133.12	139.83	178.40	213.02

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

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

None.

Purchase of Equity Securities By the Issuer and Affiliated Purchasers

None.

Item 6 – Selected Financial Data

Table F - Selected Financial Data
In thousands (except per share data)	For the Fiscal Years Ended August 31,
	2017	2016	2015	2014	2013
Summary Statement of Operations Items:
Total revenue	$1,227.8	$452.2	$1,196.6	$2,023.1	$615.6
(Loss) income from continuing operations	$(1,678.8)	$(1,230.3)	$(575.1)	$285.5	$(1,227.9)
Net loss	$(1,710.9)	$(1,310.6)	$(23,127.9)	$(311.4)	$(4,150.4)
Basic and diluted loss per share	$(0.07)	$(0.06)	$(0.96)	$(0.01)	$(0.17)
Weighted average shares outstanding	23,754	23,781	24,041	24,038	24,038

	As of August 31,
Summary Balance Sheet Information:	2017	2016	2015	2014	2013
Current assets	$27,124.3	$29,085.9	$39,580.9	$4,463.3	$9,900.0
Total assets	$69,787.6	$70,879.6	$73,060.9	$108,173.8	$108,618.3
Current liabilities	$940.2	$482.2	$1,499.1	$3,274.4	$5,402.3
Long-term liabilities	$1,341.3	$1,399.5	$1,476.4	$13,868.9	$65,443.5
Total liabilities	$2,281.5	$1,881.7	$2,975.5	$17,143.3	$70,845.8
Equity	$67,506.1	$68,997.9	$70,085.5	$91,030.5	$37,772.5

The following items had a significant impact on our operations:

(a)
In fiscal 2017, we invested $2.5 million in our water and wastewater systems, $4.4 million for the construction of pipelines, $902,600 for the development of our Sky Ranch property, and $95,400 for the purchase of equipment. During fiscal 2017, we had sales or maturities of marketable securities of approximately $9.8 million.

(b)
In fiscal 2016, we invested $923,800 in our water and wastewater systems and $285,600 for planning and design of our Sky Ranch property. We also purchased three farms for approximately $450,300 in order to correct dry-up covenant issues related to water-only farms in order obtain the release of the escrow funds related to the Company’s farm sale to Arkansas River Farms, LLC.

(c)
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

(d)
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

(e)
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

●
Revenue generated from water and wastewater services;
●
Expenses associated with developing our water and land assets; and
●
Cash available to continue development of our land, water rights and service agreements.

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

Our Business

Pure Cycle Corporation is a Colorado corporation that provides wholesale water and wastewater services to customers of governmental entities and commercial and industrial customers and is in the process of providing finished lots to national home builders developing single family homes on its Sky Ranch land holdings.

Our utility services include water production, storage, treatment, bulk transmission to retail distribution systems, wastewater collection and treatment, irrigation water treatment and transmission, construction management, billing and collection and emergency response. Our land operations include developing finished lots for home builders and commercial users who develop homes and businesses on our Sky Ranch property.

Water and Wastewater Utilities

Our utility operations position us as a vertically integrated wholesale water and wastewater provider, which means we own or control substantially all assets necessary to provide wholesale water and wastewater services to our customers. This includes owning or controlling (i) water rights which we use to provide domestic, irrigation, and industrial water to our wholesale customers (we own surface water, groundwater, reclaimed water rights and storage rights), (ii) infrastructure (such as wells, diversion structures, pipelines, reservoirs and treatment facilities) required to withdraw, treat, store and deliver water, (iii) infrastructure required to collect, treat, store and reuse wastewater, and (iv) infrastructure required to treat and deliver reclaimed water for irrigation use.

We currently provide wholesale water and wastewater service predominately to two local governmental customers. Our wholesale domestic customers are the Rangeview District and Arapahoe County. We provide service to Rangeview District’s end-use customers pursuant to individual Lowry Service and Off-Lowry Service Agreements, serving 391 water connections and 157 wastewater connections located in southeastern metropolitan Denver. In addition to providing domestic water, we provide untreated water to industrial customers in the oil and gas industry located in our service areas and adjacent to our service areas for hydraulic fracturing. Oil and gas operators have leased approximately 135,000 acres within and adjacent to our service areas for the purpose of exploring oil and gas interests in the Niobrara and other formations, and this activity had led to increased water demands.

We plan to utilize our significant water assets along with our adjudicated reservoir sites to provide wholesale water and wastewater services to local governmental entities which in turn will provide residential/commercial water and wastewater services to communities along the eastern slope of Colorado in the area generally referred to as the Front Range. Principally, we target the I-70 corridor, which is located east of downtown Denver and south of Denver International Airport. This area is predominately undeveloped and is expected to experience substantial growth over the next 30 years. We also plan to continue to provide water service to commercial and industrial customers.

Land Development

Our land development services at Sky Ranch include development of up to 4,400 single-family and multi-family homes, and over 1.6 million square feet of commercial, retail, and light industrial development. Sky Ranch will develop in multiple phases over a number of years. Our first phase of 151 acres is platted for 506 detached single-family residential lots. We have entered into agreements with three national home builders for the sale of all 506 lots, development of which is anticipated to begin in early 2018, with model homes scheduled for construction in the fall of 2018. We expect to phase the development of our initial 506 lots beginning with delivery of approximately 150 lots in 2018, delivering an additional 100 lots in mid-2019 and the balance of the lots to each builder depending on home sales. We estimate that build out of our initial 506 lots will take between three and four years.

In June 2017, we entered into purchase and sale agreements (collectively, the “Purchase and Sale Contracts”) with three separate home builders pursuant to which we agreed to sell, and each builder agreed to purchase, a certain number (totaling 506) of single-family, detached residential lots at the Sky Ranch property. We will be developing finished lots for each of the three home builders (which are lots on which homes are ready to be built that include roads, curbs, wet and dry utilities, storm drains andother improvements). Each builder is required to purchase water and sewer taps for the lots from the Rangeview District, the cost of which depends on the size of the lot, the size of the house, and the amount of irrigated turf. Pursuant to the Off-Lowry Service Agreement, we will receive all of the water tap fees and wastewater tap fees and 90% of the monthly service fees and usage fees for wastewater services received by the Rangeview District from customers at Sky Ranch. We will also receive 98% of the usage fees for water services received by the Rangeview District from customers at Sky Ranch, after deduction, in most instances, of the royalty to the Land Board related to the use of the Rangeview Water Supply.

The closing of the transactions contemplated by each Purchase and Sale Contract is subject to customary closing conditions, including, among others, the builder’s completion to its satisfaction of a title review and other due diligence of the property, the accuracy of the representations and warranties made by us in the Purchase and Sale Contract, and a commitment by the title company to issue to the builder a title policy, subject to certain conditions. Within three business days of the execution of each Purchase and Sale Contract, each builder paid an earnest money deposit. Each builder had a 60-day due diligence period during which it had the right to terminate the Purchase and Sale Contract and receive a full refund of its earnest money deposit.  The initial due diligence period was extended; however, on November 10, 2017, each builder completed its due diligence period and agreed to continue with its respective Purchase and Sale Contract. Pursuant to certain Purchase and Sale Contracts, the builder is required to make an additional earnest money deposit or deposits after the due diligence period and/or final approval of the entitlements for the property. The earnest money deposit or deposits will be applied to the payment of the purchase price of the lots at closing in accordance with a specified takedown schedule or be paid to us in the event of certain defaults by a builder. Pursuant to each Purchase and Sale Contract, we must obtain final approval of the entitlements for the property by August 2018 (which date we may extend by six months).

We are obligated pursuant to the Purchase and Sale Contracts, or separate Lot Development Agreements (the “Lot Development Agreements” and, together with the Purchase and Sale Contracts, the “Builder Contracts”), to construct infrastructure and other improvements, such as roads, curbs and gutters, park amenities, sidewalks, street and traffic signs, water and sanitary sewer mains and stubs, storm water management facilities, and lot grading improvements for delivery of finished lots to each builder. Pursuant to the Builder Contracts, we must cause the Rangeview District to install and construct off-site infrastructure improvements (i.e., drainage and storm water retention ponds, a wastewater reclamation facility, and wholesale water facilities) for the provision of water and wastewater service to the property. In conjunction with our approvals with Arapahoe County for the Sky Ranch project, we and/or the Rangeview District and the Sky Ranch Districts are obligated to deposit into an account the anticipated costs to install and construct substantially all the off-site infrastructure improvements (which include drainage, wholesale water and wastewater, and entry roadway), which we estimate will be approximately $10.2 million.

We estimate the total capital required to develop lots in the first phase (506 lots) of Sky Ranch is approximately $27.8 million, and estimate lots sales to home builders to generate $35 million providing a margin on lots of approximately $7.2 million. Utility revenues are derived from tap fees (which vary depending on lot size, house size, and amount of irrigated turf) and usage fees (which are monthly water and wastewater fees). Our current Sky Ranch water tap fees are $26,650 (per SFE), and wastewater taps fees are $4,659 (per SFE).

We have begun design and preliminary engineering for our second phase which will include approximately 320 acres of residential development and 160 acres of commercial, retail, and industrial development along the Interstate-70 frontage. We expect to have multiple phases being developed concurrently and would expect the full development of the Sky Ranch project to occur over 10 – 14 years, depending on demand.

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

Revenue Recognition

Our revenues consist mainly of monthly service fees, tap fees, construction fees, and consulting fees. As further described in Note 2 – Summary of Significant Accounting Policies to the accompanying financial statements, proceeds from tap sales and construction fees are deferred upon receipt and recognized in income based on whether we own or do not own the facilities constructed with the proceeds. We recognize tap and construction fees derived from agreements for which we construct infrastructure owned by others as revenue, along with the associated costs of construction, pursuant to the percentage-of-completion method. The percentage-of-completion method requires management to estimate the percent of work that is completed on a particular project, which could change materially throughout the duration of the construction period and result in significant fluctuations in revenue recognized during the reporting periods throughout the construction process. During the fiscal year ended August 31, 2017, we recognized $203,200 in tap fee revenues associated with the Wild Pointe acquisition. We did not recognize any tap revenues during the fiscal years ended August 31, 2016 or 2015.

Tap and construction fees derived from agreements for which we own the infrastructure are recognized as revenue ratably over the estimated service life of the assets constructed with said fees. Although the cash is received up-front and most construction will be completed within one year of receipt of the proceeds, revenue recognition may occur over 30 years or more. Management is required to estimate the service life, and currently the service life is based on the estimated useful accounting life of the assets constructed with the tap fees. The useful accounting life of the asset is based on management’s estimation and may differ from the actual life of the asset or the actual service life of the tap due to a variety of factors. This is deemed a reasonable recognition life of the revenues because the depreciation of the assets constructed generating those revenues will therefore be matched with the revenues.

Monthly water usage fees, monthly wastewater service fees, and consulting fees are recognized in income each month as earned.

Pursuant to the O&G Lease and the Rangeview Lease, we received up-front payments which were recognized as other income on a straight-line basis over the initial term or extension of term, as applicable, of the leases. The up-front payments we received subsequent to year end pursuant to the Bison Lease will be recognized as other income on a straight-line basis over the initial term of the Bison Lease.

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

Our Water Rights – We determine the undiscounted cash flows for our Denver-based assets by estimating tap sales to potential new developments in our service areas and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service areas and the Front Range, actual future tap fees, and actual future operating costs inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2017, and determined there were no material changes and that our Denver-based assets are not impaired and their costs are deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have agreements to provide water services utilizing water rights owned by us (e.g., Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. Our combined Rangeview Water Supply and Sky Ranch water assets have a carrying value of $34.6 million as of August 31, 2017. Based on the carrying value of our water rights, the long-term and uncertain nature of any development plans, current tap fees of $24,974 and estimated gross margins, we estimate that we would need to add approximately 2,300 new water connections (requiring 4% of our portfolio) to generate net revenues sufficient to recover the costs of our Rangeview Water Supply and Sky Ranch water. If tap fees increase 5%, we would need to add approximately 2,200 new water taps (requiring 3.8% of our portfolio) to recover the costs of our Rangeview Water Supply and Sky Ranch water. If tap fees decrease 5%, we would need to add approximately 2,400 new water taps (requiring 4.2% of our portfolio) to recover the costs of our Rangeview Water Supply and Sky Ranch water.

Although the timing of actual new home development throughout the Front Range will impact our estimated tap sale projections, it will not alter our water ownership, our service obligations to existing properties or the number of SFEs we can service.

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

Results of Operations

Executive Summary

The results of our operations for the fiscal years ended August 31, 2017, 2016 and 2015 were as follows:

Table G - Summary of Results of Operations
				Change
	Fiscal Years Ended August 31,			2017-2016		2016-2015
	2017	2016	2015	$	%	$	%
Millions of gallons of water delivered	94.6	33.9	97.5	60.7	179%	(63.6)	-65%
Water revenues generated	$825,100	$221,000	$970,000	$604,100	273%	$(749,000)	-77%
Water tap fee revenue	217,500	14,300	14,300	203,200	1421%	-	-
Water delivery operating costs incurred
(excluding depreciation and depletion)	$332,400	$264,400	$464,900	$68,000	26%	$(200,500)	-43%
Water delivery gross margin %	60%	-20%	52%

Wastewater treatment revenues	$45,100	$43,700	$50,100	$1,400	3%	$(6,400)	-13%
Wastewater treatment operating costs incurred	$28,600	$29,200	$66,700	$(600)	-2%	$(37,500)	-56%
Wastewater treatment gross margin %	37%	33%	-33%

Other income	$98,600	$131,700	$120,700	$(33,100)	-25%	$11,000	9%
Other income costs incurred	$61,900	$68,500	$55,200	$(6,600)	-10%	$13,300	24%
Other income gross margin %	37%	48%	54%

General and administrative expenses	$2,201,700	$1,849,700	$1,939,400	$352,000	19%	$(89,700)	-5%

(Loss) income from continuing operations	$(1,678,900)	$(1,230,300)	$(575,100)	$(448,600)	36%	$(655,200)	114%
Loss from discontinued operations	$(32,000)	$(80,300)	$(22,552,800)	$48,300	-60%	$22,472,500	-100%
Net loss	$(1,710,900)	$(1,310,600)	$(23,127,900)	$(400,300)	31%	$21,817,300	-94%

Changes in Revenues and Gross Margin

We generate revenues from water and wastewater services. Water and wastewater revenues are generated from (i) monthly wholesale water usage fees and wastewater service fees, (ii) one-time water and wastewater tap fees and construction fees, and (iii) consulting fees.

Water and Wastewater Revenues – Our water deliveries increased 179% in fiscal 2017 compared to fiscal 2016 and decreased 65% in fiscal 2016 compared to fiscal 2015. Water revenues increased 273% in fiscal 2017 compared to fiscal 2016 and decreased 77% in fiscal 2016 compared to fiscal 2015. The changes in deliveries and sales were primarily due to the changes in demand for water to be used for oil and gas activities – namely, fracking wells drilled into the Niobrara Formation. Additionally, during fiscal 2017, we acquired the service rights for the Wild Pointe water system, which increased our revenue by $268,800 from fiscal 2016. The following table details the sources of our water sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for fiscal 2017, fiscal 2016, and fiscal 2015.

Table H - Water Revenue Summary
	2017			2016			2015
Customer Type	Sales (in thousands)	kgal	Average per kgal	Sales (in thousands)	kgal	Average per kgal	Sales (in thousands)	kgal	Average per kgal
On-Site	$174.6	26,996.1	$6.47	$149.1	26,620.8	$5.60	$137.3	20,821.7	$6.59
Export-Commercial	106.4	10,020.0	10.62	71.3	7,216.2	9.88	50.0	4,158.4	12.02
Wild Pointe	65.6	11,388.4	5.76	-	-	-	-	-	-
Industrial/Fracking	478.5	46,146.2	10.37	0.6	58.2	10.31	782.7	72,557.6	10.79
	$825.1	94,550.7	$8.73	$221.0	33,895.2	$6.52	$970.0	97,537.7	$9.94

Our gross margin on delivering water (not including depletion charges) was 59% in fiscal 2017, negative 20% in fiscal 2016 and 52% during fiscal 2015. The changes in our gross margins were due to changes in demand related to water sales to the fracking industry and our ability to offset the ECCV system costs with increased water deliveries in fiscal 2017 and fiscal 2015.
Our wastewater fees increased 3% in fiscal 2017 compared to fiscal 2016 and decreased 13% in fiscal 2016 compared to fiscal 2015. Wastewater fee fluctuations result from demand changes from our only customer.

We sold 10 water taps during fiscal 2017, which generated revenues of approximately $203,200 that are included in water tap fee sales in the statement of comprehensive loss. We did not sell any wastewater taps during fiscal 2017. We did not sell any water or wastewater taps during fiscal 2016 or 2015.

Other income consisted principally of consulting fees of $98,600, $131,700, and $85,800 for the fiscal years ended August 31, 2017, 2016, and 2015, respectively, which are recognized upon the rendering of our services. Our consulting fees decreased 25% in fiscal 2017 compared to fiscal 2016 and increased 54% in fiscal 2016 compared to fiscal 2015. The decrease in fees during fiscal 2017 is due to a reduction in the amount of consulting billings from water systems we managed in fiscal 2017 compared to fiscal 2016. The increase in fees in fiscal 2016 was the result of an increase in the number of water systems we managed in fiscal 2016 compared to fiscal 2015. During the fiscal year ended August 31, 2015, we also received income related to a cost-sharing arrangement from our industrial water sales related to the fracking industry in the amount of $34,900. Our margins have fluctuated as we allocated additional staff costs to system management.

General and Administrative Expenses

Table I details significant items, and changes, included in our General and Administrative Expenses (“G&A Expenses”) as well as the impact that share-based compensation has on our G&A Expenses for the fiscal years ended August 31, 2017, 2016 and 2015, respectively.

Table I - G&A Expenses
				Change
	Fiscal Years Ended August 31,			2017-2016		2016-2015
	2017	2016	2015	$	%	$	%
Significant G&A Expense items:
Salary and salary-related expenses	$1,389,700	$1,084,300	$1,234,100	$305,400	28%	$(149,800)	-12%
Professional fees	237,000	250,900	291,400	(13,900)	-6%	(40,500)	-14%
Fees paid to directors including insurance	131,100	134,400	140,400	(3,300)	-2%	(6,000)	-4%
Insurance	29,900	35,900	31,600	(6,000)	-17%	4,300	14%
Public entity related expenses	134,700	109,500	83,200	25,200	23%	26,300	32%
Consulting fees	11,200	5,700	18,300	5,500	96%	(12,600)	-69%
Property taxes	7,500	9,200	7,400	(1,700)	-18%	1,800	24%
All other components of G&A combined	260,700	219,800	133,000	40,900	19%	86,800	65%
G&A Expenses as reported	2,201,800	1,849,700	1,939,400	352,100	19%	(89,700)	-5%
Share-based compensation	(233,200)	(219,900)	(240,000)	(13,300)	6%	20,100	-8%
G&A Expenses less share-based compensation	$1,968,600	$1,629,800	$1,699,400	$338,800	21%	$(69,600)	-4%

Note - salary and salary-related expenses excluding share-based compensation:
Salary and salary-related expenses	$1,156,500	$864,400	$994,100	$292,100	34%	$(129,700)	-13%

Salary and Salary-Related Expenses – Salary and salary-related expenses increased by 28% during fiscal 2017 as compared to fiscal 2016 and decreased by 12% during fiscal 2016 as compared to fiscal 2015. The increase in fiscal 2017 compared to fiscal 2016 was the result of the increase from seven to 11 employees, as a result of the development of our Sky Ranch property and the addition of the Wild Pointe water system. The decrease in fiscal 2016 compared to fiscal 2015 was the result of us paying lower bonuses, offset by the addition of one operator, during fiscal 2016. As noted on the bottom line of Table I, salary and salary-related expenses excluding share-based compensation expenses increased 34% during fiscal 2017 compared to fiscal 2016 and decreased 13% during fiscal 2016 compared to fiscal 2015. Share-based compensation expense increased 6% during fiscal 2017 compared to fiscal 2016 as a result of an increase in the number of members on the board of directors. Share-based compensation expenses decreased 8% during fiscal 2016 compared to fiscal 2015 as a result of the complete recognition of options issued to management during fiscal 2013, which occurred over a period of less than 12 months during fiscal 2016.

Professional Fees (mainly legal and accounting fees) – Professional fees decreased 6% and 14% during fiscal 2017 compared to fiscal 2016 and fiscal 2016 compared to fiscal 2015, respectively. The decreases were primarily the result of decreases in general legal fees in both fiscal 2017 and fiscal 2016 compared to fiscal 2016 and fiscal 2015, respectively.

Fees Paid to Our Board of Directors – Fees for our board in fiscal 2017 include $55,600 for premiums related to our directors and officers insurance policy (this amount increased by $1,200 from fiscal 2016). The remaining fiscal 2017 fees of $74,500 represent amounts accrued to our board members for annual service, meeting attendance fees and travel expenses, which were lower than in fiscal 2016 due to a decrease in the number of board meetings held in 2017. Fees for our board in fiscal 2016 include $54,400 for premiums related to our directors and officers insurance policy (this amount increased by $4,000 from fiscal 2015). The remaining fiscal 2016 fees of $80,000 represent amounts accrued to our board members for annual service, meeting attendance fees and travel expenses, which were somewhat lower than in fiscal 2015 due to a decrease in the number of board meetings held in 2016. Fees for our board in fiscal 2015 include $50,500 for premiums related to our directors and officers insurance policy (this amount increased by $1,000 from fiscal 2014). The remaining fiscal 2015 fees of $89,900 represent amounts accrued to our board members for annual service, meeting attendance fees and travel expenses, which were higher than in fiscal 2014 due to changing from expensing annual director fees when paid to expensing annual director fees ratably throughout the calendar year.

Insurance – We maintain policies for general liability insurance, workers’ compensation insurance, and casualty insurance to protect our assets. Insurance expense fluctuates based on the number of employees and premiums associated with insuring our water systems.

Public Entity Expenses – Costs associated with being a corporation and costs associated with being a publicly traded entity consist primarily of XBRL and Edgar conversion fees, stock exchange fees, and press releases. These costs fluctuate from year to year.

Consulting Fees – Consulting fees for fiscal 2017 consisted of $6,300 for information technology and other services and $4,900 for valuation services. Consulting fees for fiscal 2016 consisted of $5,000 for board advisory services and $700 related to the development of the Sky Ranch water agreements. Consulting fees for fiscal 2015 consisted of $10,000 for board advisory services, $3,800 related to developing Sky Ranch, and $4,500 related to the development of the Sky Ranch Districts.

Property Taxes – Our property taxes relate to our Sky Ranch and Rangeview properties and were approximately $7,500 in fiscal 2017. These taxes are based on estimated taxes paid in arrears and vary slightly from year to year based on actual assessments.

Other G&A Expenses – Other G&A expenses include typical operating expenses related to the maintenance of our office, business development, and travel, and funding provided to the Rangeview District and the Sky Ranch Districts. Other G&A increased 19% and 65% during fiscal 2017 compared to fiscal 2016 and fiscal 2016 compared to fiscal 2015, respectively. The changes were primarily the result of the timing of various expenses.

Other Income and Expense Items

Table J - Other Items
				Change
	For the Fiscal Years Ended August 31,			2017-2016		2016-2015
	2017	2016	2015	$	%	$	%
Other income items:			$19
Oil and gas lease income, net	$18,800	$360,800	$645,700	$(342,000)	-95%	$(284,900)	-44%
Oil and gas royalty income, net	$186,600	$343,600	$412,600	$(157,000)	-46%	$(69,000)	-17%
Interest income	$257,500	$241,300	$21,300	$16,200	7%	$220,000	1033%
Other	$(10,500)	$3,900	$22,100	$(14,400)	-369%	$(18,200)	-82%

The $18,800, $360,800, and $645,700 of oil and gas lease payments recognized in fiscal 2017, fiscal 2016, and fiscal 2015, respectively, primarily represent the deferred recognition of the up-front payments received in March 2011 and February 2014, upon the signing of the O&G Lease and Surface Use Agreement and related extension. The amounts also represent the up-front payments received for the Rangeview Lease. On March 10, 2011 we received an up-front payment of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property. The oil and gas rights under the remaining approximately 300 acres at Sky Ranch were already owned by a third party. We deferred immediate recognition of the up-front payment and began recognizing the up-front payment in income over the initial three-year term of the O&G Lease beginning March 10, 2011. During February 2014, we received an additional payment of $1,243,400 to extend the initial term of the O&G Lease by an additional two years through February 2016. The income received for the extension was recognized in income over the two-year extension term of the O&G Lease.

The oil and gas royalty income represents amounts received pursuant to the O&G Lease. The amount for fiscal 2015 includes royalties from oil production from commencement of each well through August 15, 2015, which represents approximately six months of production. The amounts for fiscal 2017 and 2016 include royalties of each well from August 16th through August 15th, during each year, respectively. The first well (referred to as “Sky Ranch” in the chart below) generated oil and gas royalty revenue of approximately $147,300, $266,600 and $321,800, 20% gross (net of taxes), based on the Company’s 3/8ths interest of the total production of this 1,280-acre pooled mineral estate during the fiscal years ended August 31, 2017, 2016 and 2015, respectively. This 10,000-foot horizontal well recorded production of approximately 33,600, 80,400 and 105,000 barrels of oil for the fiscal years ended August 31, 2017, 2016 and 2015, respectively. The second well (referred to as “Property” in the chart below) generated oil and gas royalty revenue of approximately $41,300, $77,000 and $90,800, 20% gross (net of taxes), based on the Company’s 1/8ths interest of the total production of this 1,280-acre pooled mineral estate during the fiscal years ended August 31, 2017, 2016 and 2015, respectively. This 10,000-foot horizontal well recorded production of approximately 33,800, 73,400 and 88,600 barrels of oil for the fiscal years ended August 31, 2017, 2016 and 2015, respectively. The following charts detail well production and oil and gas royalties during fiscal 2015, fiscal 2016, and fiscal 2017.

Interest income represents interest earned on the temporary investment of capital in cash equivalents or available-for-sale securities, interest accrued on the notes receivable from the Rangeview District and the Sky Ranch District, and interest accrued on the Special Facilities construction proceeds receivable from Arapahoe County. The increase from fiscal 2015 compared to fiscal 2016 and fiscal 2017 is due to the receipt of interest on investments related to the proceeds from the sale of our farms.

Other represents income we received for various easements and the construction of infrastructure for the oil and gas industry, which is partially offset by other non-operational expenses.

Discontinued Operations

For additional information about our discontinued operations, see Note 2 – Summary of Significant Account Policies to the accompanying financial statements.

The following table provides the components of discontinued operations:

Table K - Discontinued Operations Statements of Operations

	Fiscal years ended August 31,
	2017	2016	2015
Farm revenues	$6,848	$267,472	$1,127,155
Farm expenses	(1,298)	(77,132)	(126,279)
Gross profit	5,550	190,340	1,000,876

General and administrative expenses	(46,942)	(313,389)	(760,192)
Operating (loss) profit	(41,392)	(123,049)	240,684
Finance charges	9,367	38,428	21,710
(Loss) gain on sale of farm assets	-	4,273	(22,108,145)
Interest expense (1)	-	-	(390,505)
Interest imputed on the Tap Participation
Fee payable to HP A&M (2)	-	-	(23,816)
Taxes			(292,729)
Loss from discontinued operations	$(32,025)	$(80,348)	$(22,552,801)

(1)
Interest expense represents interest accrued related to notes we had on our farm assets prior to the sale. All notes associated with the farms have been paid off, and thus we no longer incur interest on such notes.

(2)
Imputed interest represents an estimate of the interest accrued on the Tap Participation Fee payable to HP A&M, which was eliminated as a result of the settlement with HP A&M during the three months ended February 28, 2015. As a result, we stopped accruing interest related to the Tap Participation Fee on that date.

We anticipate continued expenses through the end of calendar 2018 related to the discontinued operations. We will continue to receive revenues for leased agricultural land and incur expenses related to the remaining agricultural land we own and for the purpose of collecting outstanding receivables. We intend to sell the remaining farms that we acquired during fiscal 2016 in due course.

Liquidity, Capital Resources and Financial Position

At August 31, 2017, our working capital, defined as current assets less current liabilities, was $26.2 million, which includes $5.6 million in cash and cash equivalents. We believe that as of the date of the filing of this annual report on Form 10-K and as of August 31, 2017, we have sufficient working capital to fund our operations for the next 12 months.

ECCV Capacity Operating System

Pursuant to a 1982 contractual right, the Rangeview District may purchase water produced from the ECCV Land Board system, which is comprised of eight wells and more than 10 miles of buried water pipeline located on the Lowry Range. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as the Rangeview District’s service provider and the Export Water Contractor (as defined in the Lease among us, the Rangeview District and the Land Board), we entered into an agreement to operate and maintain the ECCV facilities, allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat monthly fee of $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers. In addition, the ECCV system costs us approximately $1,900 per month to maintain.

South Metropolitan Water Supply Authority and WISE

SMWSA is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members, including the Rangeview District. Pursuant to the SMWSA Participation Agreement with the Rangeview District, we agreed to provide funding to the Rangeview District in connection with its membership in the SMWSA. During the fiscal years ended August 31, 2017, 2016 and 2015, we provided $198,200, $113,600, and $78,600, respectively, of funding to the Rangeview District pursuant to the SMWSA Participation Agreement. In July 2013, the Rangeview District together with nine other SMWSA members formed an entity to enable its members to participle in WISE and entered into an agreement that specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. On December 31, 2013, SMWA, Denver Water and Aurora Water entered into the WISE Partnership Agreement, which provides for the purchase of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. We have entered into the WISE Financing Agreement, which obligates us to fund the Rangeview District’s cost of participating in WISE. In exchange for funding the Rangeview District’s obligations in WISE, we will have the sole right to use and reuse the Rangeview District’s 7% share of the WISE water and infrastructure to provide water service to the Rangeview District’s customers and to receive the revenue from such service. Upon completion of the WISE infrastructure in 2017, we expect to be entitled to approximately 3 million gallons per day of transmission pipeline capacity and 500 acre feet per year of water. In addition to the funding we have provided to the Rangeview District pursuant to the SMWSA Participation Agreement, to date we have provided approximately $3.1 million of financing to the Rangeview District to fund its obligation to finance the purchase of infrastructure for WISE and the construction of a connection to the WISE system in accordance with the WISE Financing Agreement. We anticipate that we will be spending approximately $645,500 in this system during fiscal 2018 and $4.6 million during the next four years to fund the Rangeview District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE.

Summary Cash Flows Table

Table L - Summary Cash Flows
				Change
	For the Fiscal Years Ended August 31,			2017-2016		2016-2015
	2017	2016	2015	$	%	$	%
Cash (used in) provided by:
Operating acitivites	$(1,052,900)	$(270,700)	$(974,100)	$(782,200)	-289%	$703,400	-72%
Investing activities	$1,933,800	$(32,119,000)	$42,531,700	$34,052,800	-106%	$(74,650,700)	-176%
Financing activities	$(2,400)	$(2,000)	$(6,218,200)	$(400)	-20%	$6,216,200	-100%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services, costs incurred in the delivery of those services, G&A Expenses, and depletion/depreciation expenses.

Cash used in operations in fiscal 2017 increased by $782,200, which was primarily the result of an increase in salary and salary related expenses and consulting expenses as compared to fiscal 2016. Cash used in operations in fiscal 2016 decreased by $703,400 compared to fiscal 2015, which was primarily the result of receiving the remaining escrow from the sale of our farms of approximately $1.3 million. We will continue to provide wholesale domestic water and wastewater services to customers in our service areas, and we will continue to operate and maintain our water and wastewater systems with our own employees.

Changes in Investing Activities – Investing activities in fiscal 2017 consisted of investments in our water and wastewater systems of approximately $2.5 million, pipelines of approximately $4.4 million (approximately $300 thousand was expended for the pipeline in fiscal 2016 and was reclassified from construction in progress to fixed assets when the pipeline was placed into service), the development of our Sky Ranch land of approximately $900,000, and new equipment of approximately $100,000. The investments in new assets were offset by the sale of marketable securities of approximately $9.8 million. Investing activities in fiscal 2016 consisted of the investments in our water and wastewater systems and land of approximately $1.2 million, the purchase of equipment of approximately $472,300, and the net investment of approximately $30 million into U.S. treasuries and certificates of deposit. Investing activities in fiscal 2015 consisted of the sale of our farms, which generated proceeds of approximately $44.6 million, and the addition of approximately $2.1 million in water assets, which primarily consisted of the investment in WISE of approximately $2.5 million ($1.4 million acquired through the WISE Financing Agreement) and the addition of pipelines and other water infrastructure of approximately $1 million.

Changes in Financing Activities – Financing activities in fiscal 2017 and 2016 consisted only of payments to our contingent liability holders of approximately $2,400 and $2,000, respectively. Financing activities in fiscal 2015 consisted primarily of payments on our promissory notes of $8.9 million (which includes funding of the WISE Financing Agreement entered into in December 2014) and the issuance of approximately $2.7 million in new promissory notes.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist entirely of the contingent portion of the Comprehensive Amendment Agreement No. 1 (the “CAA”) which is $673,000, as described in Note 5 – Participating Interests in Export Water to the accompanying financial statements. The contingent liability is not reflected on our balance sheet because the obligation to pay the CAA is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.

Recently Adopted and Issued Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to the accompanying financial statements for recently adopted and issued accounting pronouncements.

Total Contractual Cash Obligations

Table M - Contractual Cash Obligations
		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (a)	$12,000	$12,000	(a)	(a)	(a)
Participating Interests in Export Water (b)	344,000	(b)	(b)	(b)	(b)
WISE participation (c)	5,220,000	649,100	3,542,500	1,032,300	(c)
Total	$5,576,000	$661,100	$3,542,500	$1,032,300	$-

(a)
Our only operating lease is related to our office space. We occupy 2,500 square feet at a cost of $3,000, per month, at the address shown on the cover of this Form 10-K. We lease these premises pursuant to a two-year operating lease agreement which expires in December 2018 with a third party.

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

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

General

We have limited exposure to market risks from instruments that may impact our balance sheets, statements of comprehensive loss, and statements of cash flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest bearing investments. As of August 31, 2017, we are holding $20.2 million in marketable securities consisting of certificates of deposit and U.S. treasury notes. We have no investments denominated in foreign country currencies; therefore, our investments are not subject to foreign currency exchange rate risk.

Item 8 – Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Pure Cycle Corporation:

We have audited the accompanying balance sheet of Pure Cycle Corporation (the “Company”) as of August 31, 2017, and the related statements of comprehensive loss, shareholders' equity, and cash flows for the year then ended August 31, 2017. We also have audited the Company’s internal control over financial reporting as of August 31, 2017, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures ofthe company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation as of August 31, 2017, and the results of its operations and its cash flows for the year ended August 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2017, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

/s/ Crowe Horwath LLP

Denver, Colorado
November 15, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Pure Cycle Corporation

We have audited the accompanying consolidated balance sheet of Pure Cycle Corporation as of August 31, 2016, and the related consolidated statements of comprehensive loss, shareholders' equity, and cash flows for each of the years in the two-year period ended August 31, 2016. Pure Cycle Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation as of August 31, 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP HORWATH, P.C

Denver, Colorado
October 27, 2016

PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS
ASSETS:	August 31, 2017	August 31, 2016
Current assets:
Cash and cash equivalents	$5,575,823	$4,697,288
Short-term investments	20,055,345	23,176,450
Trade accounts receivable, net	663,762	181,006
Sky Ranch receivable	215,504	171,924
Prepaid expenses	503,100	350,819
Assets of discontinued operations	110,748	229,940
Total current assets	27,124,282	28,807,427

Long-term investments	187,975	6,853,276
Investments in water and water systems, net	34,575,713	28,321,926
Land and mineral interests	6,248,371	5,345,800
Notes receivable - related parties, including accrued interest	776,364	628,446
Other assets	424,226	472,392
Assets of discontinued operations held for sale	450,641	450,347
Total assets	$69,787,572	$70,879,614

LIABILITIES:
Current liabilities:
Accounts payable	492,410	160,390
Accrued liabilities	380,852	242,624
Deferred revenues	55,800	55,800
Deferred oil and gas lease payment	-	19,000
Liabilities of discontinued operations	11,165	4,394
Total current liabilities	940,227	482,208

Deferred revenues, less current portion	999,688	1,055,491
Participating Interests in Export Water Supply	341,558	343,966
Total liabilities	2,281,473	1,881,665

Commitments and contingencies

SHAREHOLDERS' EQUITY:
Preferred stock:
Series B - par value $.001 per share, 25 million shares authorized;	433	433
432,513 shares issued and outstanding (liquidation preference of $432,513)
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized;
23,754,098 and 23,754,098 shares issued and outstanding, respectively	79,185	79,185
Collateral stock	–	–
Additional paid in capital	171,431,486	171,198,241
Accumulated other comprehensive income (loss)	(11,105)	3,122
Accumulated deficit	(103,993,900)	(102,283,032)
Total shareholders' equity	67,506,099	68,997,949
Total liabilities and shareholders' equity	$69,787,572	$70,879,614

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Fiscal Years Ended August 31,
	2017	2016	2015
Revenues:
Metered water usage	$825,056	$220,997	$969,989
Wastewater treatment fees	45,106	43,712	50,076
Special facility funding recognized	41,508	41,508	41,508
Water tap fees recognized	217,515	14,294	14,294
Other income	98,602	131,650	120,702
Total revenues	1,227,787	452,161	1,196,569

Expenses:
Water service operations	(332,449)	(264,424)	(464,940)
Wastewater service operations	(28,615)	(29,187)	(66,745)
Other	(61,860)	(68,478)	(55,173)
Depletion and depreciation	(380,382)	(166,670)	(172,546)
Total cost of revenues	(803,306)	(528,759)	(759,404)
Gross margin	424,481	(76,598)	437,165

General and administrative expenses	(2,201,744)	(1,849,743)	(1,939,395)
Depreciation	(353,939)	(253,434)	(174,717)
Operating loss	(2,131,202)	(2,179,775)	(1,676,947)

Other income (expense):
Oil and gas lease income, net	18,765	360,765	645,720
Oil and gas royalty income, net	186,595	343,620	412,627
Interest income	257,488	241,279	21,334
Other	(10,489)	3,852	22,120
Loss from continuing operations	(1,678,843)	(1,230,259)	(575,146)
Loss from discontinued operations, net of taxes	(32,025)	(80,348)	(22,552,801)
Net loss before taxes	(1,710,868)	(1,310,607)	(23,127,947)
Taxes	–	–	–
Net loss	$(1,710,868)	$(1,310,607)	$(23,127,947)
Unrealized holding (losses) gains	(14,227)	3,122	–
Total comprehensive loss	$(1,725,095)	$(1,307,485)	$(23,127,947)

Basic and diluted net loss per common share -
Loss from continuing operations	$(0.07)	$(0.06)	$(0.03)
Loss from discontinued operations	*	*	$(0.93)
Net loss	$(0.07)	$(0.06)	$(0.96)

Weighted average common shares outstanding –
basic and diluted	23,754,098	23,781,041	24,041,114

* Amount is less than $.01 per share

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensice	Collateral	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (loss)	Stock	Deficit	Total
September 1, 2014 balance:	432,513	433	24,037,598	80,130	168,794,396	-	-	(77,844,478)	91,030,481
Share-based compensation	-	-	-	-	239,986	-	-	-	239,986
Exercise of options	-	-	16,500	55	48,770	-	-	-	48,825
Reduction in TPF due to remedies under
the Arkansas River Agreement	-	-	-	-	3,301,203	-	-	-	3,301,203
Collateral stock	-	-	-	-	-	-	(1,407,000)	-	(1,407,000)
Net loss	-	-	-	-	-	-	-	(23,127,947)	(23,127,947)
August 31, 2015 balance:	432,513	433	24,054,098	80,185	172,384,355	-	(1,407,000)	(100,972,425)	70,085,548
Share-based compensation	-	-	-	-	219,886	-	-	-	219,886
Collateral stock retired	-	-	(300,000)	(1,000)	(1,406,000)	-	1,407,000	-	-
Net loss	-	-	-	-	-	-	-	(1,310,607)	(1,310,607)
Unrealized holding gain on investments	-	-	-	-	-	3,122	-	-	3,122
August 31, 2016 balance:	432,513	433	23,754,098	79,185	171,198,241	3,122	-	(102,283,032)	68,997,949
Share-based compensation					233,245				233,245
Net loss								(1,710,868)	(1,710,868)
Unrealized holding gain on investments						(14,227)			(14,227)
August 31, 2017 balance:	432,513	$433	23,754,098	$79,185	$171,431,486	$(11,105)	$-	$(103,993,900)	$67,506,099

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the fiscal Years Ended August 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(1,710,868)	$(1,310,607)	$(23,127,947)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Share-based compensation expense	233,245	219,886	239,986
Depreciation, depletion and other non-cash items	734,324	420,104	347,263
Investment in Well Enhancement and Recovery Systems LLC	10,488	10,675	4,577
Interest income and other non-cash items	(14,647)	(41,114)	(419)
Interest added to receivable from related parties	(34,755)	(29,099)	(15,493)
Changes in operating assets and liabilities:
Trade accounts receivable	(482,756)	(23,161)	918,252
Prepaid expenses	(152,281)	(122,733)	43,472
Note receivable - related parties	(156,743)	(31,633)	(105,208)
Accounts payable and accrued liabilities	477,538	(269,428)	(848,669)
Income taxes	-	(292,729)	292,729
Deferred revenue	(55,803)	(55,802)	(64,226)
Deferred income - oil and gas lease	(19,000)	(360,765)	(645,720)
Net cash used in operating activities from continuing operations	(1,171,258)	(1,886,406)	(22,961,403)
Net cash provided by operating activities from discontinued operations	118,379	1,615,677	21,987,337
Net cash used in operating activities	(1,052,879)	(270,729)	(974,066)

Cash flows from investing activities:
Investments in water, water systems and land	(2,486,403)	(1,209,416)	(2,101,253)
Investments in Sky Ranch pipeline	(4,368,196)
Ivestments in Sky Ranch land development	(902,600)
Sales and maturities of marketable securities	9,786,406	2,840,000	-
Purchase of short-term investments	-	(25,970,721)	-
Purchase of long-term investments	-	(6,855,189)	-
Purchase of property and equipment	(95,385)	(472,310)	(17,186)
Net cash provided by (used in) investing activities from continuing operations	1,933,822	(31,667,636)	(2,118,439)
Net cash provided by (used in) investing activities from discontinued operations	-	(451,347)	44,650,149
Net cash provided by (used in) investing activities	1,933,822	(32,118,983)	42,531,710

Cash flows from financing activities:
Proceeds from exercise of options	-	-	48,825
Payment to contingent liability holders	(2,408)	(2,041)	(8,621)
Net cash (used in) provided by financing activities from continuing operations	(2,408)	(2,041)	40,204
Net cash used in financing activities from discontinued operations	-	-	(6,258,365)
Net cash used in financing activities	(2,408)	(2,041)	(6,218,161)

Net change in cash and cash equivalents	878,535	(32,391,753)	35,339,483
Cash and cash equivalents - beginning of year	4,697,288	37,089,041	1,749,558
Cash and cash equivalents - end of year	$5,575,823	$4,697,288	$37,089,041

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Retirement of collateral stock	$-	$1,407,000	$-
Reduction in Tap Participation Fee Liability and HP&AM
receivable, collateral stock, and mineral interests received
as a result of settlement of the Arkansas River Agreement	$-	$-	$1,894,203
Assets acquired through WISE funding obligation	$-	$-	$1,381,004

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015

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

In addition to the Company’s water and wastewater operations, the Company is developing 931 acres of land owned by the Company along Denver’s I-70 corridor as a master planned community known as Sky Ranch.

As of August 31, 2017, the Company had $26.2 million of working capital, which included $5.6 million of cash and cash equivalents.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Pure Cycle Corporation and its majority-owned and controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used to account for certain items such as share-based compensation, deferred tax asset valuation, and the useful lives of assets, etc. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a reputable financial institution. At various times during the fiscal year ended August 31, 2017, the Company’s main operating account exceeded federally insured limits. The Company has never suffered a loss due to such excess balance.

Investments

Management determines the appropriate classification of its investments in certificates of deposit and treasury securities at the time of purchase and reevaluates such determinations each reporting period.

Certificates of deposit and debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company has $188,000 of investments classified as held-to-maturity at August 31, 2017, which represent certificates of deposit and U.S. treasury notes with maturity dates after August 31, 2018. Securities that the Company does not have the positive intent or ability to hold to maturity, including certificates of deposit, debt securities and any investments in equity securities, are classified as available-for-sale. Securities classified as available-for-sale are marked-to-market at each reporting period. Changes in value on such securities are recorded as a component of Accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. The Company’s certificates of deposit and treasury securities mature at various dates through July 2018.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015

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

Notes Receivable – Related Parties – The market value of the notes receivable – related parties: Rangeview Metropolitan District (the “Rangeview District”) and Sky Ranch Metropolitan District No. 5 are not practical to estimate due to the related party nature of the underlying transactions.

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

Cash Flows

The Company did not have any debt during the fiscal years ended August 31, 2017 and 2016, and therefore did not pay any interest during the fiscal years ended August 31, 2017 and 2016. The Company paid $441,400 in interest during the fiscal year ended August 31, 2015.

The Company did not pay any income taxes during the fiscal year ended August 31, 2017. In the fiscal year ended August 31, 2016, the Company paid $292,700 for alternative minimum tax the Company owed as a result of the sale of the Company’s farm assets. The Company did not pay any income taxes during the fiscal year ended August 31, 2015.

Trade Accounts Receivable

The Company records accounts receivable net of allowances for uncollectible accounts. Excluded from trade accounts receivable are balances due from discontinued operations. The Company has not recorded an allowance for uncollectible accounts in receivables from continuing operations for either of the periods ended August 31, 2017 or 2016. The allowance for uncollectible accounts was determined based on specific review of all past due accounts.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015

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

Tap Participation Fee Liability and Imputed Interest Expense

Pursuant to the Asset Purchase Agreement dated May 10, 2006 (the "Arkansas River Agreement") between the Company and HP A&M (formerly a significant shareholder), the Company was obligated to pay HP A&M a defined percentage of a defined number of water tap fees the Company receives after the date of the Arkansas River Agreement (the "Tap Participation Fee" or "TPF"). Prior to September 1, 2014, the Company and HP A&M had a dispute regarding certain defaults of HP A&M relating to the agreement.  In 2014 and 2015, the Company settled its claims against HP A&M relating to the defaults.  As a result of the settlement, during the year ended August 31 2015, the remaining TPF liability of approximately $3.3 million, was eliminated, which, due to the related party nature of the transaction, was accounted for as an increase in equity of approximately $3.3 million.

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

i)
Monthly wholesale water and wastewater service fees – Monthly wholesale water usage charges are assessed to the Company’s customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent (“SFE”) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company’s water or wastewater systems similar to the demand of a family of four persons living in a single family house on a standard sized lot. One SFE is assumed to have a water demand of approximately 0.4 acre feet per year and to contribute wastewater flows of approximately 300 gallons per day. Water usage pricing uses a tiered pricing structure. The Company recognizes wholesale water usage revenues upon delivering water to its customers or its governmental customers’ end-use customers, as applicable. Revenues recognized by the Company from the sale of “Export Water” and other portions of its “Rangeview Water Supply” off the Lowry Range are shown gross of royalties to the State of Colorado Board of Land Commissioners (the “Land Board”). Revenues recognized by the Company from the sale of water on the Lowry Range are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District. See further description of “Export Water,” the “Lowry Range,” and the “Rangeview Water Supply” in Note 4 – Water and Land Assets under “Rangeview Water Supply and Water System.”

The Company recognizes wastewater processing revenues monthly based on a flat monthly fee and actual usage charges. The monthly wastewater service fees are shown net of amounts retained by the Rangeview District. Amounts recognized for water and wastewater services during the fiscal years ended August 31, 2017, 2016 and 2015 are presented in the statements of comprehensive loss. Costs of delivering water and providing wastewater service to customers are recognized as incurred.

The Company delivered 94.6 million, 33.9 million and 97.5 million gallons of water to customers during the fiscal years ended August 31, 2017, 2016 and 2015, respectively.

ii)
Water and wastewater tap fees and construction fees – Tap fees, also called system development fees, are received in advance, are non-refundable and are typically used to fund construction of certain facilities and defray the acquisition costs of obtaining water rights and constructing facilities to deliver water. Construction fees are fees used by the Company to construct assets that are typically required to be constructed by developers or home builders and are separate from tap fees.

Proceeds from tap fees and construction fees are deferred upon receipt and recognized in income either upon completion of construction of infrastructure or ratably over time, depending on whether the Company owns the infrastructure constructed with the proceeds or a customer owns the infrastructure constructed with the proceeds.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015

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

From time to time, the Company enters into water service agreements to provide water service to customers. The Company owns the facilities which store, treat, and deliver the water and amortizes the cost of these facilities over their useful lives. The Company recognized $217,500 of tap fee revenue for the year ended August 31, 2017 and $14,300 of tap fee revenue in each of the two fiscal years ended August 31, 2016, and 2015. The Company recognized $41,500 of “Special Facilities” funding as revenue in each of the three fiscal years ended August 31, 2017, 2016, and 2015. As of August 31, 2017, the Company has deferred recognition of $1.1 million of tap and construction revenue from customer agreements, which will be recognized as revenue ratably through 2036.

iii)
Consulting fees – Consulting fees are fees the Company receives, typically on a monthly basis, from municipalities and area water providers along the I-70 corridor, for contract operations services.  The Company recogizes consulting fees monthly, based on a flat monthly fee plus charges for additional work performed.

Royalty and Other Obligations

Revenues from the sale of Export Water are shown gross of royalties payable to the Land Board. Revenues from the sale of water on the Lowry Range are shown net of the royalties to the Land Board and the amounts retained by the Rangeview District.

Oil and Gas Lease Payments

As further described in Note 4 – Water and Land Assets below, on March 10, 2011, the Company entered into a three-year Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P. (“Anadarko”), which subsequently sold the O&G Lease to a wholly-owned subsidiary of ConocoPhillips Company, for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its Sky Ranch property. The Company received a payment of $1,243,400 during February 2014 to extend the O&G Lease an additional two years through February 2016, which was recognized as income on a straight-line basis over two years (the extension term of the O&G Lease). In addition, during the fiscal year ended August 31, 2015, the Company received an up-front payment of $72,000, for the purpose of exploring for, developing, producing, and marketing oil and gas on 40 acres of mineral estate the Company owns adjacent to the Lowry Range (the “Rangeview Lease”). The Company recognizes the up-front payments on a straight-line basis over the terms of the respective leases. During the fiscal years ended August 31, 2017, 2016 and 2015, the Company recognized $19,000, $360,800, and $645,700, respectively, of income related to the up-front payments received pursuant to these leases.

As of August 31, 2017, the Company recognized the remaining $19,000 of income related to the Rangeview Lease. Subsequent to August 31, 2017, the Company entered into a Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP, for the purpose of exploring for, developing, producing, and marketing oil and gas on the 40 acres of mineral estate the Company owns adjacent to the Lowry Range (the “Bison Lease”). Pursuant to the Bison Lease, on September 20, 2017, the Company received an up-front payment of $167,200, which will be recognized as income on a straight-line basis over three years (the term of the Bison Lease).

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015

During the three months ended February 28, 2015, two wells were drilled within the Company’s mineral interest. Beginning in March 2015, both wells were placed into service and began producing oil and gas and accruing royalties to the Company. In May 2015, certain gas collection infrastructure was extended to the property to allow the collection of gas from the wells and accrual of royalties attributable to gas production. During the fiscal years ended August 31, 2017, 2016 and 2015, the Company received $186,600, $343,600 and $412,600, respectively, in royalties attributable to these two wells.  The Company classifies income from lease and royalty payments as Other income in the statement of comprehensive loss as the Company does not consider these arrangements to be an operating business activity.

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

The Company recognized $233,200, $219,900, and $240,000 of share-based compensation expenses during the fiscal years ended August 31, 2017, 2016 and 2015, respectively.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company does not have any significant unrecognized tax benefits as of August 31, 2017.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2013 through fiscal 2016. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At August 31, 2017, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the fiscal years ended August 31, 2017, 2016 or 2015.

Discontinued Operations

In August 2015, the Company sold approximately 14,600 acres of irrigated farm land and related Arkansas River water rights for proceeds of approximately $44.7 million, which were substantially all of the assets comprising the Company’s agricultural segment. Pursuant to the terms of the purchase and sale agreement, the Company continued to manage and receive the lease income until December 31, 2015. As a consequence of the sale, the operating results and the assets and liabilities of the discontinued operations, which formerly comprised the agricultural segment, are presented separately in the Company’s financial statements. Summarized financial information for the discontinued agricultural business is shown below. Prior period balances have been reclassified to present the operations of the agricultural business as a discontinued operation.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015

Discontinued Operations Statements of Operations

	Fiscal years ended August 31,
	2017	2016	2015
Farm revenues	$6,800	$267,500	$1,127,200
Farm expenses	(1,300)	(77,100)	(126,300)
Gross profit	5,500	190,400	1,000,900

General and administrative expenses	(46,900)	(313,400)	(760,200)
Operating (loss) profit	(41,400)	(123,000)	240,700
Finance charges	9,400	38,400	21,700
(Loss) gain on sale of farm assets	-	4,300	(22,108,200)
Interest expense (1)	-	-	(390,500)
Interest imputed on the Tap Participation
Fee payable to HP A&M (2)	-	-	(23,800)
Taxes			(292,700)
Loss from discontinued operations, net of taxes	$(32,000)	$(80,300)	$(22,552,800)

(1) Interest expense represents interest accrued related to notes the Company had on its farm assets prior to the sale. All notes associated with the farms have been paid off, and thus the Company no longer incurs interest on such notes.

(2)
Imputed interest represents an estimate of the interest accrued on the Tap Participation Fee payable to High Plains A&M, LLC (“HP A&M”), which was eliminated as a result of the settlement with HP A&M during the three months ended February 28, 2015. As a result, the Company no longer accrues interest related to the Tap Participation Fee.

The Company anticipates continued expenses through the end of calendar 2018 related to the discontinued operations. The Company will continue to incur expenses related to the remaining agricultural land the Company continues to own and for the purpose of collecting outstanding receivables.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015

The individual assets and liabilities of the discontinued agricultural business are combined in the captions “Assets of discontinued operations” and “Liabilities of discontinued operations” in the consolidated balance sheets. The carrying amounts of the major classes of assets and liabilities included part of the discontinued business are presented in the following table:

Discontinued Operations Balance Sheets

	August 31,
	2017	2016
Assets:
Trade accounts receivable	$110,700	$227,100
Land held for sale (1)	450,600	450,300
Prepaid expenses	-	2,900
Total assets	$561,300	$680,300

Liabilities:
Accrued liabilities	11,200	4,400
Total liabilities	$11,200	$4,400

(1)
Land Held for Sale. During the fiscal quarter ended November 30, 2015, the Company purchased three farms totaling 700 acres for approximately $451,000. The farms were acquired to correct dry-up covenant issues related to water only farms to obtain the release of the escrow funds related to the Company’s farm sale to Arkansas River Farms, LLC. The Company intends to sell the farms in due course and has classified the farms as long-term assets.

Loss per Common Share

Loss per common share is computed by dividing net loss by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 465,600, 338,100, and 312,100 common share equivalents as of August 31, 2017, 2016 and 2015, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and ensure that there are proper controls in place to ascertain that the Company’s financial statements properly reflect the change. New pronouncements assessed by the Company recently are discussed below:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, (Topic 606) that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The standard supersedes U.S. GAAP guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. It also requires additional disclosures.  The Company is continuing to study the impacts of this standard and its amendments, including impacts on tap fee and other up-front revenue payments and how impacts if any will be initially reflected at the adoption date.  The Company does not expect that revenue recognition from on-going water sale and delivery fees and  waste water disposal fees, or consulting service contracts, will be significantly affected but these  matters are continuing to be assessed. The new standard is effective for annual reporting periods beginning after December 31, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 describes how an entity’s management should assess, considering both quantitative and qualitative factors, whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, which represents a change from the existing literature that requires consideration about an entity’s ability to continue as a going concern within one year after the balance sheet date. The standard is effective for the Company on September 1, 2016. The adoption of ASU 2014-15 did not have a material impact on the Company’s financial statements.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as The NASDAQ Stock Market. The Company had no Level 1 assets or liabilities as of August 31, 2017 or August 31, 2016.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had 56 and 36 Level 2 assets as of August 31, 2017 and 2016, respectively, which consist of certificates of deposit and U.S. treasury notes.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability, the contingent portion of the CAA, as of August 31, 2017 and 2016. The Company has determined that the contingent portion of the CAA does not have a determinable fair value (see Note 5).

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015

The Company maintains policies and procedures to value instruments using what management believes to be the best and most relevant data available.

Level 2 Asset – Available for Sale Securities. The Company’s available for sale securities are the Company’s only financial asset measured at fair value on a recurring basis. The fair value of the available for sale securities is based on the values reported by the financial institutions where the funds are held. These securities include only federally insured certificates of deposit and U.S. treasuries.

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of August 31, 2017:

			Fair Value Measurement Using:
		Cost / Other	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Accumulated Unrealized Gains and
	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Certificates of deposit	$12,673,700	$12,694,500	$-	$12,673,700	$-	$(20,800)
U.S. treasuries	7,381,700	7,372,000	-	7,381,700	-	9,700
Subtotal	$20,055,400	$20,066,500	$-	$20,055,400	$-	$(11,100)
Long-term investments	188,000	188,000	-	188,000	-	-
Total	$20,243,400	$20,254,500	$-	$20,243,400	$-	$(11,100)

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of August 31, 2016:

			Fair Value Measurement Using:
		Cost / Other	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Accumulated Unrealized Gains and
	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Certificates of deposit	$6,050,500	$6,054,700	$-	$6,050,500	$-	$(4,200)
U.S. treasuries	17,125,900	17,115,200	-	17,125,900	-	10,700
Subtotal	$23,176,400	$23,169,900	$-	$23,176,400	$-	$6,500
Long-term investments	6,853,300	6,856,700	-	6,853,300	-	(3,400)
Total	$30,029,700	$30,026,600	$-	$30,029,700	$-	$3,100

NOTE 4 – WATER AND LAND ASSETS

Investment in Water and Water Systems

The Company’s water and water systems consist of the following approximate costs and accumulated depreciation and depletion as of August 31:

	August 31, 2017		August 31, 2016
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Rangeview water supply	$14,529,600	$(10,600)	$14,444,600	$(9,400)
Sky Ranch water rights and other costs	6,725,000	(436,300)	6,607,400	(334,500)
Fairgrounds water and water system	2,899,900	(974,800)	2,899,900	(886,800)
Rangeview water system	1,639,000	(207,000)	1,624,800	(152,800)
Water supply – other	4,058,900	(401,300)	3,703,000	(297,800)
Wild Pointe service rights	1,631,700	(213,000)	-	-
Sky Ranch pipeline	4,700,000	(39,200)
Construction in progress	673,800	-	723,500	-
Totals	36,857,900	(2,282,200)	30,003,200	(1,681,300)
Net investments in water and water systems	$34,575,700		$28,321,900

Depletion and Depreciation

The Company recorded $1,300, $500, and $7,000 of depletion charges during the fiscal years ended August 31, 2017, 2016 and 2015, respectively. During the fiscal years ended August 31, 2017 and 2016, this related entirely to the Rangeview Water Supply (defined below).

The Company recorded $733,000, $419,600, and $340,300 of depreciation expense in each of the fiscal years ended August 31, 2017, 2016 and 2015, respectively. These figures include depreciation for other equipment not included in the table above.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015

Rangeview Water Supply and Water System

The “Rangeview Water Supply” consists of 26,985 acre feet and is a combination of tributary surface water and groundwater rights along with certain storage rights associated with the Lowry Range, a 27,000-acre property owned by the Land Board located 16 miles southeast of Denver, Colorado. Approximately $14.5 million of Investments in Water and Water Systems on the Company’s balance sheet as of August 31, 2017, represents the costs of assets acquired or facilities constructed to extend water service to customers located on and off the Lowry Range. The recorded costs of the Rangeview Water Supply include payments to the sellers of the Rangeview Water Supply, design and construction costs and certain direct costs related to improvements to the asset including legal and engineering fees.

The Company acquired the Rangeview Water Supply beginning in 1996 when:

(i)
The Rangeview District entered into the 1996 Amended and Restated Lease Agreement with the Land Board, which owns the Lowry Range;

(ii)
The Company entered into the Agreement for Sale of Export Water with the Rangeview District;

(iii)
The Company entered into the 1996 Service Agreement with the Rangeview District for the provision of water service to the Rangeview District’s customers on the Lowry Range; and

(iv)
In 1997, the Company entered into the Wastewater Service Agreement with the Rangeview District for the provision of wastewater service to the Rangeview District’s customers on the Lowry Range.

In July 2014, the Company, the Rangeview District and the Land Board entered into the 2014 Amended and Restated Lease (the “Lease”), which superseded the original 1996 lease, and the Company and the Rangeview District entered into an Amended and Restated Service Agreement. Collectively, the foregoing agreements, as amended, are referred to as the “Rangeview Water Agreements.”

Pursuant to the Rangeview Water Agreements, the Company owns 11,650 acre feet of water consisting of 10,000 acre feet of groundwater and 1,650 acre feet of average yield surface water which can be exported off the Lowry Range to serve area users (referred to as “Export Water”). The 1,650 acre feet of surface rights are subject to completion of documentation by the Land Board related to the Company’s exercise of its right to substitute an aggregate gross volume of 165,000 acre feet of its groundwater for 1,650 acre feet per year of adjudicated surface water and to use this surface water as Export Water. Additionally, assuming completion of the substitution of groundwater for surface water, the Company has the exclusive right to provide water and wastewater service, through 2081, to all water users on the Lowry Range and the right to develop an additional 13,685 acre feet of groundwater and 1,650 acre feet of adjudicated surface water to serve customers either on or off the Lowry Range. The Rangeview Water Agreements also provide for the Company to use surface reservoir storage capacity in providing water service to customers both on and off the Lowry Range.

Services on the Lowry Range – Pursuant to the Rangeview Water Agreements, the Company designs, finances, constructs, operates and maintains the Rangeview District’s water and wastewater systems to provide service to the Rangeview District’s customers on the Lowry Range. The Company will operate both the water and the wastewater systems during the contract period, and the Rangeview District owns both systems. After 2081, ownership of the water system will revert to the Land Board, with the Rangeview District retaining ownership of the wastewater system.

Rates and charges for all water and wastewater services on the Lowry Range, including tap fees and usage or monthly fees, are governed by the terms of the Rangeview Water Agreements. Rates and charges are required to be less than the average of similar rates and charges of three surrounding municipal water and wastewater service providers, which are reassessed annually. Pursuant to the Rangeview Water Agreements the Land Board receives a royalty of 10% or 12% of gross revenues from the sale or disposition of the water depending on the nature and location of the purchaser of the water, except that the royalty on tap fees shall be 2% (other than taps sold for Sky Ranch which are exempt). The Company also is required to pay the Land Board a minimum annual water production fee, which will offset future royalty obligations. The Company and the Land Board are working cooperatively to clarify the calculation of the minimum annual production fee. Pursuant to the Company’s determination, the Company has made payments of $45,600 for each of the past two years. The Company does not anticipate any modification to the minimum fee to be material. The Rangeview District retains 2% of the remaining gross revenues and the Company receives 98% of the remaining gross revenues after the Land Board royalty. The Land Board does not receive a royalty on wastewater fees. The Company receives 100% of the Rangeview District’s wastewater tap fees and 90% of the Rangeview District’s wastewater usage fees (the Rangeview District retains the other 10%).

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015

Export Water – The Company owns the Export Water and intends to use it to provide wholesale water and wastewater services to customers off the Lowry Range, including customers of the Rangeview District and other governmental entities and industrial and commercial customers. The Company will own all wholesale facilities required to extend water and wastewater services using its Export Water. The Company anticipates contracting with third parties for the construction of these facilities. If the Company sells Export Water, the Company is required to pay royalties to the Land Board ranging from 10% to 12% of gross revenues, except that the royalty on tap fees shall be 2% (other than taps sold for Sky Ranch which are exempt).

Water Supply - Other  –  The WISE Partnership Agreement (as defined below) provides for the purchase of certain infrastructure (i.e., pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. Certain infrastructure has been constructed and other infrastructure will be constructed over the next several years.  During fiscal 2017, the Company invested approximately $350,000 in infrastructure.

The Arapahoe County Fairgrounds Water and Water System

The Company owns 321 acre feet of groundwater purchased pursuant to its agreement with Arapahoe County. The Company plans to use this water in conjunction with its Rangeview Water Supply in providing water to areas outside the Lowry Range. The $2.9 million of capitalized costs includes the costs to construct various Wholesale and Special Facilities, including a new deep water well, a 500,000-gallon water tank and pipelines to transport water to the Arapahoe County fairgrounds.

Service to Customers Not on the Lowry Range

Sky Ranch - In 2010, the Company purchased approximately 931 acres of undeveloped land known as Sky Ranch. The property includes the rights to approximately 830 acre feet of water. The Company plans to use this water in conjunction with its Rangeview Water Supply to provide water service to the Rangeview District’s customers at Sky Ranch. The $11.4 million of capitalized costs includes the costs to acquire the water rights and to construct various facilities, including an eight-mile pipeline, to extend service to customers at Sky Ranch.

Total consideration for the land and water included the $7.0 million purchase price, plus direct costs and fees of $554,100. The Company allocated the total acquisition cost to the land and water rights based on estimates of each asset’s respective fair value.

In June 2017, the Company completed and placed into service its Sky Ranch pipeline, connecting its Sky Ranch water system to Rangeview's water system for approximately $4.7 million.

Wild Pointe - On December 15, 2016, the Rangeview District, acting by and through its Water Activity enterprise, and Elbert & Highway 86 Commercial Metropolitan District, a quasi-municipal corporation and political subdivision of the State of Colorado, acting by and through its Water Enterprise (the “Elbert 86 District”), entered into a Water Service Agreement (the “Wild Pointe Service Agreement”). Subject to the conditions set forth in the Wild Pointe Service Agreement and the terms of the Company’s engagement by Rangeview as Rangeview’s exclusive service provider, the Company acquired, among other things, the exclusive right to provide water services to residential and commercial customers in the Wild Pointe development, located in unincorporated Elbert County, Colorado, in exchange for $1,600,000 in cash. Pursuant to the terms of the Wild Pointe Service Agreement, the Company, in its capacity as Rangeview’s service provider, is responsible for providing water services to all users of water services within the boundaries and service area of the Elbert 86 District and for operating and maintaining the Elbert 86 District’s water system. In exchange, the Company receives 100% of system development (or tap) fees from new customers and 98% of all other fees and charges, including monthly water service revenues, remitted to the Rangeview District by the Elbert 86 District pursuant to the Wild Pointe Service Agreement. The Elbert 86 District’s water system currently provides water service to approximately 130 existing SFE water connections in Wild Pointe.

O&G Leases

In 2011, the Company entered into the O&G Lease and the Surface Use Agreement with Anadarko. Pursuant to the O&G Lease, the Company received an up-front payment of $1,243,400 from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate owned by the Company at its Sky Ranch property. The Company also received $9,000 in surface use and damage payments. In December 2012, the O&G Lease was purchased by a wholly-owned subsidiary of ConocoPhillips Company. The Company received an additional payment of $1,243,400 during February 2014 to extend the O&G Lease an additional two years through February 2016. The O&G Lease is now held by production, entitling the Company to royalties based on production.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015

In September 2017, subsequent to fiscal year end, the Company entered into a three-year Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP, for the purpose of exploring for, developing, producing and marketing oil and gas on 40 acres of mineral estate owned by the Company adjacent to the Lowry Range.

Land and Mineral Interests

As part of the 2010 Sky Ranch acquisition the Company acquired 931 acres of land which is valued at approximately $4.8 million.  Additionally, in fiscal 2015, as part of the settlement with HP A&M, the Company was assigned 75% mineral interests in the Arkansas River land. Together with the 25% mineral interests the Company owned prior to the settlement, the Company now holds approximately 13,900 acres of mineral interests. The Company has valued its mineral interests at approximately $1,425,500.

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

From time to time, the Company repurchased various portions of the CAA obligations, which retained their original priority. The Company did not make any CAA acquisitions during the fiscal years ended August 31, 2017 or 2016. In July 2014, the Land Board relinquished its approximately $2.4 million of CAA interests to the Company as part of a settlement of the 2011 lawsuit filed by the Company and the Rangeview District against the Land Board.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015

As a result of the acquisitions and the relinquishment by the Land Board, the Company is currently allocated approximately 88% of the total proceeds from the sale of Export Water after payment of the Land Board royalty.  Additionally, as a result of the acquisitions, the relinquishment by the Land Board, and the consideration from the cumulative sales of Export Water, as detailed in the table below, the remaining potential third-party obligation at August 31, 2017, is approximately $1 million:

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third-party Obligation	Participating Interests Liability	Contingency
Original balances	$-	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2014:
Acquisitions	-	28,042,500	(28,042,500)	(9,790,000)	(18,252,500)
Relinquishment	-	2,386,400	(2,386,400)	(832,100)	(1,554,300)
Option payments - Sky Ranch
and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees (1)	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	410,500	(305,900)	(104,600)	(36,300)	(68,300)
Balance at August 31, 2015	1,053,900	29,926,100	1,046,200	352,600	693,600
Fiscal 2016 activity:	207,900	(183,200)	(24,700)	(8,600)	(16,100)
Balance at August 31, 2016	1,261,800	29,742,900	1,021,500	344,000	677,500
Fiscal 2017 activity:
Export Water sale payments	58,100	(51,200)	(6,900)	(2,400)	(4,500)
Balance at August 31, 2017	$1,319,900	$29,691,700	$1,014,600	$341,600	$673,000

(1)
The Arapahoe County tap fees are less $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. Of the next approximately $6.7 million of Export Water payouts, which at current levels would occur over several years, the Company will receive approximately $5.9 million of revenue.  Thereafter, the Company will be entitled to all but approximately $650,000 of the proceeds from the sale of Export Water after deduction of the Land Board royalty.

NOTE 6 – ACCRUED LIABILITIES

At August 31, 2017, the Company had accrued liabilities of $381,000, of which $265,000 was for accrued compensation, $27,000 was for estimated property taxes, $48,500 was for professional fees and the remaining $40,500 was related to operating payables.

At August 31, 2016, the Company had accrued liabilities of $242,600, of which $160,000 was for accrued compensation, $5,700 was for estimated property taxes, $48,000 was for professional fees and the remaining $28,900 was related to operating payables.

NOTE 7 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

As of August 31, 2017 and 2016, the Company had no debt.

The Participating Interests in Export Water Supply are obligations of the Company that have no scheduled maturity dates. Therefore, these liabilities are not disclosed in tabular format. However, the Participating Interests in Export Water Supply are described in Note 5 – Participating Interests in Export Water.

WISE Partnership

During December 2014, the Company, through the Rangeview District, consented to the waiver of all contingencies set forth in the Amended and Restated WISE Partnership – Water Delivery Agreement, dated December 31, 2013 (the “WISE Partnership Agreement”), among the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”), the City of Aurora acting by and through its Utility Enterprise (“Aurora Water”), and the South Metro WISE Authority (“SMWA”). The SMWA was formed by the Rangeview District and nine other governmental or quasi-governmental water providers pursuant to the South Metro WISE Authority Formation and Organizational Intergovernmental Agreement, dated December 31, 2013 (the “SM IGA”), to enable the members of SMWA to participate in the regional water supply project known as the Water Infrastructure Supply Efficiency partnership (“WISE”) created by the WISE Partnership Agreement. The SM IGA specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. The WISE Partnership Agreement provides for the purchase of certain infrastructure (i.e., pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. Certain infrastructure has been constructed and other infrastructure will be constructed over the next several years.  During fiscal 2017, the Company invested approximately $350,000 in infrastructure.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015

By consenting to the waiver of the contingencies set forth in the WISE Partnership Agreement, pursuant to the terms of the Rangeview/Pure Cycle WISE Project Financing and Service Agreement (the “WISE Financing Agreement”) between the Company and the Rangeview District, the Company has an agreement to fund the Rangeview District’s participation in WISE effective as of December 22, 2014. The Company’s cost of funding the Rangeview District’s purchase of its share of existing infrastructure and future infrastructure for WISE and funding operations and water deliveries related to WISE is projected to be approximately $5.2 million over the next five years. See further discussion in Note 14 – Related Party Transactions.

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

The Company estimates the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”). Using the Black-Scholes model, the value of the portion of the award that is ultimately expected to vest is recognized as a period expense over the requisite service period in the statement of comprehensive loss. Option forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company does not expect any forfeiture of its option grants and therefore the compensation expense has not been reduced for estimated forfeitures. During fiscal year 2017, 15,000 options expired. During fiscal year 2016, 10,000 options expired. The Company attributes the value of share-based compensation to expense using the straight-line single option method for all options granted.

The Company’s determination of the estimated fair value of share-based payment awards on the date of grant is affected by the following variables and assumptions:

●
The grant date exercise price – is the closing market price of the Company’s common stock on the date of grant;

●
Estimated option lives – based on historical experience with existing option holders;

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015

●
Estimated dividend rates – based on historical and anticipated dividends over the life of the option;

●
Life of the option – based on historical experience, option grants have lives of between 8 and 10 years;

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

In January 2017, the Company granted its non-employee directors options to purchase a combined 32,500 shares of the Company’s common stock pursuant to the 2014 Equity Plan. All of the options vest one year after the date of grant, and expire 10 years after the date of grant. The Company calculated the fair value of the options granted during January 2017 at approximately $112,700, using the Black-Scholes model with the following variables: weighted average exercise price of $5.10 (which was the closing sales price of the Company’s common stock on the date of grant); estimated option lives of 10 years; weighted average risk free interest rate of 2.42%; weighted average stock price volatility of 57.56%; and an estimated forfeiture rate of 0%. The $112,700 of stock-based compensation is being expensed monthly over the vesting periods.

In October 2016, the Company granted its President an option to purchase 50,000 shares of the Company’s common stock pursuant to the 2014 Equity Plan. The option vests one-third one year from the date of grant, one-third two years from the date of grant, and one-third three years from the date of grant. The option expires 10 years from the date of grant. The Company calculated the fair value of this option at approximately $188,300 using the Black-Scholes model with the following variables: weighted average exercise price of $5.61 (which was the closing sales price of the Company’s common stock on the date of grant); estimated option life of 10 years; estimated dividend rate of 0%; weighted average risk-free interest rate of 1.79%; weighted average stock price volatility of 57.85%; and an estimated forfeiture rate of 0%. The $188,300 of stock-based compensation as being expensed monthly over the vesting period. In September 2016, the Company granted employee options to purchase 60,000 shares of the Company’s common stock pursuant to the 2014 Equity Plan. The options vest one-third one year from the date of grant, one-third two years from the date of grant, and one-third three years from the date of grant. The options expire 10 years from the date of grant. The Company calculated the fair value of these options at approximately $222,500 using the Black-Scholes model with the following variables: weighted average exercise price of $5.56 (which was the closing sales price of the Company’s common stock on the date of grant); estimated option life of 10 years; estimated dividend rate of 0%; weighted average risk-free interest rate of 1.560%; weighted average stock price volatility of 57.81%; and an estimated forfeiture rate of 0%. The $222,500 of stock-based compensation as being expensed monthly over the vesting period.

In January 2016, the Company granted its non-employee directors options to purchase a combined 36,000 shares of the Company’s common stock pursuant to the 2014 Equity Plan. Options for 26,000 shares vest one year after the date of grant and options for 10,000 shares vest one half one year after the date of grant and one half two years after the date of grant. All of the options expire 10 years after the date of grant. The Company calculated the fair value of the options granted during January 2016 at approximately $104,100, using the Black-Scholes model with the following variables: weighted average exercise price of $4.26 (which was the closing sales price of the Company’s common stock on the date of grant); estimated option lives of 10 years; weighted average risk free interest rate of 2.06%; weighted average stock price volatility of 58.26%; and an estimated forfeiture rate of 0%. The $104,100 of stock-based compensation is being expensed monthly over the vesting periods.

In January 2015, the Company granted its non-employee directors options to purchase a combined 26,000 shares of the Company’s common stock pursuant to the 2014 Equity Plan. The options vest one year after the date of grant and expire 10 years after the date of grant. The Company calculated the fair value of the options granted during January 2015 at approximately $72,000, using the Black-Scholes model with the following variables: weighted average exercise price of $4.17 (which was the closing sales price of the Company’s common stock on the date of grant); estimated option lives of 10 years; weighted average risk free interest rate of 1.77%; weighted average stock price volatility of 57.45%; and an estimated forfeiture rate of 0%. The $72,000 of stock-based compensation is being expensed monthly over the vesting periods.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015

During the fiscal year ended August 31, 2015, 16,500 options were exercised. No options were exercised during the fiscal year ended August 31, 2017 or 2016.

The following table summarizes the stock option activity for the combined 2004 Incentive Plan and 2014 Equity Plan for the fiscal year ended August 31, 2017:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value
Outstanding at August 31, 2016	338,000	$4.77
Granted	142,500	$5.47
Exercised	-	$-
Forfeited or expired	(15,000)	$7.88
Outstanding at August 31, 2017	465,500	$4.88	6.30	$1,007,740

Options exercisable at August 31, 2017	318,000	$4.63	4.98	$1,358,140

The following table summarizes the activity and value of non-vested options as of and for the fiscal year ended August 31, 2017:

	Number of Options	Weighted-Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2016	36,000	$2.89
Granted	142,500	3.67
Vested	(31,000)	2.92
Forfeited	-	-
Non-vested options outstanding at August 31, 2017	147,500	$3.64

All non-vested options are expected to vest. The total fair value of options vested during the fiscal years ended August 31, 2017, 2016 and 2015 was $90,500 $216,900, and $280,700, respectively. The weighted average grant date fair value of options granted during the fiscal years ended August 31, 2017, 2016 and 2015 was $3.67, $2.89, and $2.78, respectively.

Share-based compensation expense for the fiscal years ended August 31, 2017, 2016 and 2015, was $233,200, $219,900, and $240,000, respectively.

At August 31, 2017, the Company had unrecognized expenses relating to non-vested options that are expected to vest totaling $335,800. The weighted-average period over which these options are expected to vest is less than three years. The Company has not recorded any excess tax benefits to additional paid in capital.

Warrants

As of August 31, 2017, the Company had outstanding warrants to purchase 92 shares of common stock at an exercise price of $1.80 per share. These warrants expire six months from the earlier of:

(i)
The date all of the Export Water is sold or otherwise disposed of,

(ii)
The date the CAA is terminated with respect to the original holder of the warrant, or

(iii)
The date on which the Company makes the final payment pursuant to Section 2.1(r) of the CAA.

No warrants were exercised during fiscal 2017, 2016 or 2015.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015

NOTE 9 – SIGNIFICANT CUSTOMERS

Pursuant to the Rangeview Water Agreements and an Export Service Agreement entered into with the Rangeview District dated June 16, 2017, the Company provides water and wastewater services on the Rangeview District’s behalf to the Rangeview District’s customers. Sales to the Rangeview District accounted for 25%, 67% and 19% of the Company’s total water and wastewater revenues for the fiscal years ended August 31, 2017, 2016 and 2015, respectively. The Rangeview District had one significant customer, the Ridgeview Youth Services Center. The Rangeview District’s significant customer accounted for 21%, 55%, and 16% of the Company’s total water and wastewater revenues for the fiscal years ended August 31, 2017, 2016 and 2015, respectively.

Revenues from two other customers directly and indirectly represented approximately 55%, 1%, and 75% of the Company’s water and wastewater revenues for the fiscal years ended August 31, 2017, 2016 and 2015, respectively.  Of the two customers, one customer represented 25%, nil, and nil of the Company's water and wastewater revenues for the fiscal years ended August 31, 2017, 2016, and 2015, respectively, and the other customer represented 30%, 1%, and 75% of the Company's water and wastewater revenues for the fiscal years ended August 31, 2017, 2016, and 2015, respectively.

The Company had accounts receivable from the Rangeview District which accounted for 50% and 74% of the Company’s trade receivables balances at August 31, 2017 and 2016, respectively. Of the trade receivables from the Rangeview District, approximately 50% is related to water tap sales and 50% is related to water and wastewater service sales. The Company had accounts receivable from one other customer of approximately 46% and 16% at August 31, 2017 and 2016, respectively. Accounts receivable from the Rangeview District’s largest customer accounted for 19% and 63% of the Company’s water and wastewater trade receivables as of August 31, 2017 and 2016, respectively.

NOTE 10 – INCOME TAXES

Deferred income taxes reflect the tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of August 31 are as follows:

	For the Fiscal Years Ended August 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$2,893,600	$2,393,200
Deferred revenue	316,400	344,300
Depreciation and depletion	289,200	247,400
Other	88,000	65,600
Valuation allowance	(3,587,200)	(3,050,500)
Net deferred tax asset	$-	$-

The Company has recorded a valuation allowance against the deferred tax assets as it is more likely than not that all or some portion of specific deferred tax assets will not be realized, primarily due to the fact that the Company has generated a cumulative net loss position over the past three fiscal years.

Income taxes computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following for the fiscal years ended August 31:

	For the Fiscal Years Ended August 31,
	2017	2016	2015
Expected benefit from federal taxes at statutory rate of 34%	$(571,500)	$(420,300)	$(195,500)
State taxes, net of federal benefit	(55,500)	(40,700)	(19,000)
Permanent and other differences	90,300	84,500	91,900
Change in valuation allowance	536,700	376,500	122,600
Total income tax expense / (benefit)	$-	$-	$-

At August 31, 2017, the Company has $7.9 million of net operating loss carryforwards available for income tax purposes, which expire between fiscal 2032 and 2037.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015

No net operating loss carryforwards expired during the fiscal years ended August 31, 2017, 2016 or 2015.

NOTE 11 – 401(k) PLAN

The Company maintains a Pure Cycle Corporation 401(k) Profit Sharing Plan (the “Plan”), a defined contribution retirement plan for the benefit of its employees. The Plan is currently a salary deferral only plan, and at this time the Company does not match employee contributions. The Company pays the annual administrative fees of the Plan, and the Plan participants pay the investment fees. The Plan is open to all employees, age 21 or older, who have been employees of the Company for at least six months. During the fiscal years ended August 31, 2017, 2016 and 2015, the Company paid fees of $ 4,200, $5,000 and $3,800, respectively, for the administration of the Plan.

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

NOTE 13 – SEGMENT REPORTING

Prior to the sale of the Company’s agricultural assets and the residual operations through December 31, 2015, the Company operated primarily in two lines of business: (i) the wholesale water and wastewater business and (ii) the agricultural farming business. The Company has discontinued its agricultural farming operations. Currently the Company operates its wholesale water and wastewater services segment as its only line of business. The wholesale water and wastewater services business includes selling water service to customers, which is then provided by the Company using water rights owned or controlled by the Company and developing infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater. As part of the Company’s Sky Ranch development, the company is entering into contracts for the sale of lots, see Note 16 - Subsequent Event for further discussion.  The Company anticipates that the real estate sales will be a separate segment in fiscal 2018.  As of and for the year ended August 31, 2017, there were no real estate revenues, or profit, and carrying cost of the real estate is less than 10% of the Company’s total assets.  Oil and gas royalties and licenses, are a passive activity, and not an operating business activity, and therefore, are not classified as a segment.

NOTE 14 – RELATED PARTY TRANSACTIONS

On December 16, 2009, the Company entered into a Participation Agreement with the Rangeview District, whereby the Company agreed to provide funding to the Rangeview District in connection with the Rangeview District joining the South Metro Water Supply Authority (“SMWSA”). The Company provided funding of $198,200, $113,600 and $78,600 for the fiscal years ended August 31, 2017, 2016, and 2015, respectively.

Through the WISE Financing Agreement, to date the Company has made payments totaling $3,114,100 to purchase certain rights to use existing water transmission and related infrastructure acquired by the WISE project and to construct the connection to the WISE system. The amounts are included in Investments in Water and Water Systems on the Company’s balance sheet as of August 31, 2017. The Company anticipates spending the following over the next five fiscal years to fund the Rangeview District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE and to fund operations and water deliveries related to WISE:

Estimated WISE Costs
	For the Fiscal Years Ended August 31,
	2018	2019	2020	2021	2022
Operations	$51,800	$51,800	$51,800	$51,800	$51,800
Water Delivery	232,000	348,000	493,000	738,000	897,000
Capital	338,100	1,555,400	74,200	-	-
Other	23,600	86,600	23,600	68,300	83,200
	$645,500	$2,041,800	$642,600	$858,100	$1,032,000

The Company has outstanding loans of $991,900 to the Rangeview District and Sky Ranch Districts (defined below), which are related parties, as discussed below:

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015

The Rangeview District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range and other approved areas.  The Rangeview District is governed by an elected board of directors. Eligible voters and persons eligible to serve as a director of Rangeview must own an interest in property within the boundaries of Rangeview. The Company owns certain rights and real property interests which encompass the current boundaries of Rangeview.  Sky Ranch District Nos. 1, 3, 4 and 5 are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing service to the Company’s Sky Ranch property (the “Sky Ranch Districts”).  The current directors of  the Rangeview District and Sky Ranch Districts consist of three employees of the Company and two independent board members.

The Rangeview District

In 1995, the Company extended a loan to the Rangeview District. The loan provided for borrowings of up to $250,000, is unsecured, and bears interest based on the prevailing prime rate plus 2% (6.25% at August 31, 2017). The maturity date of the loan is December 31, 2020. Beginning in January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the Lease remains in effect. The $776,400 balance of the notes receivable at August 31, 2017, includes borrowings of $393,400 and accrued interest of $383,000. The $628,500 balance of the notes receivable at August 31, 2016, includes borrowings of $260,200 and accrued interest of $368,300.

Sky Ranch Metropolitan District Nos. 1, 3, 4 and 5

The Company has been providing funding to the Sky Ranch Districts. Each year, beginning in 2012, the Company has entered into an Operation Funding Agreement with one of the Sky Ranch Districts obligating the Company to advance funding to the Sky Ranch District for the operation and maintenance expenses for the then current calendar year. All payments are subject to annual appropriations by the Sky Ranch District in its absolute discretion. The advances by the Company accrue interest at a rate of 8% per annum from the date of the advance.

In November 2014, but effective as of January 1, 2014, the Company entered into a Facilities Funding and Acquisition Agreement with a Sky Ranch District obligating the Company to either finance district improvements or to construct improvements on behalf of the Sky Ranch District subject to reimbursement. Improvements subject to this agreement are determined pursuant to a mutually agreed upon budget. Each year in September, the parties are to mutually determine the improvements required for the following year and finalize a budget by the end of October. Each advance or reimbursable expense accrues interest at a rate of 8% per annum. No payments are required by the Sky Ranch Districts unless and until the Sky Ranch Districts issue bonds in an amount sufficient to reimburse the Company for all or a portion of the advances and costs incurred.

The $215,500 balance of the receivable at August 31, 2017, includes advances of $195,000 and accrued interest of $20,500. Upon the Sky Ranch District’s ratification of payment, the amount was reclassified to short-term and was recorded as part of Notes receivable – related parties. Subsequent to fiscal year end, the Sky Ranch District paid the outstanding note receivable to the Company.

Nelson Pipeline Constructors LLC

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2017, 2016 and 2015

NOTE 15 – UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly results of operations
	2017				2016
	Three months ended				Three months ended
	30 Nov	28 Feb	31 May	31 Aug	30 Nov	29 Feb	31 May	31 Aug
	(In thousands, except per share data)
Total revenues	$199	$237	$134	$658	$126	$76	$101	$149
Gross margin	54	68	(33)	336	(7)	(44)	(34)	8
Operating loss	(464)	(455)	(631)	(581)	(472)	(557)	(533)	(618)
Discontinued operations	(19)	(3)	(11)	1	(3)	(29)	(61)	13
Net loss	$(338)	$(317)	$(554)	$(501)	$(97)	$(271)	$(422)	$(521)

Basic and diluted
loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)	*	$(0.01)	$(0.02)	$(0.03)
* Amount is less than $.01 per share

The following item had a significant impact on the Company’s net income (loss):

●
In fiscal 2017, the Company sold approximately $478,500 ($80,300, $141,500 and $256,700 in 2017 fiscal Q1, Q2 and Q4, respectively) in water related to oil and gas activities as compared to nil in fiscal 2016.

NOTE 16 – SUBSEQUENT EVENT

In June 2017, The Company entered into purchase and sale agreements (collectively, the “Purchase and Sale Contracts”) with three separate home builders pursuant to which the Company agreed to sell, and each builder agreed to purchase, a certain number (totaling 506) of single-family, detached residential lots at the Sky Ranch property. Each builder is required to purchase water and sewer taps for the lots from the Rangeview District.

The closing of the transactions contemplated by each Purchase and Sale Contract is subject to customary closing conditions, including, among others, the builder’s completion to its satisfaction of a title review and other due diligence of the property, the accuracy of the representations and warranties made by the Company in the Purchase and Sale Contract, and a commitment by the title company to issue to the builder a title policy, subject to certain conditions. Each builder had a 60-day due diligence period during which it had the right to terminate the Purchase and Sale Contract and receive a full refund of its earnest money deposit.  The initial due diligence period was extended. Subsequent to year end, on November 10, 2017, each builder completed its due diligence period and agreed to continue with its respective Purchase and Sale Contract.

The Company is obligated, pursuant to the Purchase and Sale Contracts, or separate Lot Development Agreements (the “Lot Development Agreements” and, together with the Purchase and Sale Contracts, the “Builder Contracts”), to construct infrastructure and other improvements, such as roads, curbs and gutters, park amenities, sidewalks, street and traffic signs, water and sanitary sewer mains and stubs, storm water management facilities, and lot grading improvements for delivery of finished lots to each builder. Pursuant to the Builder Contracts, the Company must cause the Rangeview District to install and construct off-site infrastructure improvements (i.e., drainage and storm water retention ponds, a wastewater reclamation facility, and wholesale water facilities) for the provision of water and wastewater service to the property. In conjunction with approvals with Arapahoe County for the Sky Ranch project, The Company and/or the Rangeview District and the Sky Ranch Districts are obligated to deposit into an account the anticipated costs to install and construct substantially all the off-site infrastructure improvements (which include drainage, wholesale water and wastewater, and entry roadway), which is estimated to be approximately $10.2 million.

The Company estimates that the development of the finished lots for the first phase (506 lots) of Sky Ranch will require an estimated total capital of approximately $27.8 million and estimates lot sales to home builders will generate approximately $35 million providing a projected margin on lots of approximately $7.2 million.  The cost of developing lots together with the sale of finished lots are expected to occur over several quarters and the timing of cash flows will  include certain milestone deliveries, including but not limited to completion of governmental approvals, installation of improvements, and completion of lot deliveries.  Utility revenues are derived from tap fees (which vary depending on lot size, house size, and amount of irrigated turf) and usage fees (which are monthly water and wastewater fees). The current Sky Ranch water tap fees are $26,650 (per SFE), and wastewater taps fees are $4,659 (per SFE).

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As discussed in our Current Report on Form 8-K filed on January 17, 2017, GHP Horwath, P.C. (“GHP”) resigned as our independent registered public accounting firm. GHP resigned because the partners and employees of GHP joined Crowe Horwath LLP (“Crowe”). On January 16, 2017, the Audit Committee of our board of directors engaged Crowe to serve as the independent registered public accounting firm for the Company effective as of that date.

During the fiscal years ended August 31, 2015 and 2016 and through January 13, 2017, we did not have any disagreements with GHP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to GHP’s satisfaction, would have caused GHP to make reference thereto in its reports on our financial statements for the relevant periods. During the fiscal years ended August 31, 2015 and 2016 and through January 13, 2017, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A – Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer (one person) evaluated the effectiveness of disclosure controls and procedures as of August 31, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (“2013 COSO Framework”). Based on our assessment, we determined that, as of August 31, 2017, our internal control over financial reporting was effective based on those criteria.

(c)
Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of August 31, 2017, has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in its attestation report which is included in Item 8 – Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(d)
Changes in Internal Controls

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – Other Information

Effective as of June 16, 2017, we entered into the Export Service Agreement (defined herein as the “Off-Lowry Service Agreement”) with the Rangeview District. This agreement confirms the prior understanding of the parties that we are the Rangeview District’s exclusive provider of water and wastewater services for customers located outside of its Lowry Range service area. Pursuant to the Off-Lowry Service Agreement, we design, construct, operate and maintain the Rangeview District’s water and wastewater systems and the systems of other communities that have service contracts with the Rangeview District to provide wholesale water and wastewater services to the Rangeview District’s customers that are not on the Lowry Range (currently, Wild Pointe Ranch and Sky Ranch). In accordance with the terms of the Off-Lowry Service Agreement, the Rangeview District will pay us 100% of water tap fees and 98% of water usage fees received by the Rangeview District for such services after deducting any royalties to the Land Board, if applicable. In addition, the Rangeview District will pay us 100% of wastewater tap fees and 90% of monthly service and usage fees for wastewater services received by the Rangeview District from customers off the Lowry Range.

We are obligated to provide such services in a commercially reasonable manner consistent with prudent water and wastewater provider practices in Colorado, as applicable, to meet the demands of the Rangeview District’s customers. The Off-Lowry Service Agreement remains in effect until all service obligations of Rangeview to customers located outside of the Lowry Range expire or are otherwise terminated.

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

Information required by this item will be contained in, and is incorporated herein by reference to, our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act for the Annual Meeting of Shareholders to be held in January 2018, which is expected to be filed on or about December 8, 2017 (the “Proxy Statement”).

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

Item 16 – Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Mark W. Harding
Mark W. Harding, President and Chief Financial Officer
November 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark W. Harding	President, Chief Financial Officer and Director	November 15, 2017
Mark W. Harding	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Harrison H. Augur
Harrison H. Augur	Chairman, Director	November 15, 2017

/s/ Patrick J. Beirne
Patrick J. Beirne	Director	November 15, 2017

/s/ Arthur G. Epker III
Arthur G. Epker III	Director	November 15, 2017

/s/ Richard L. Guido
Richard L. Guido	Director	November 15, 2017

/s/ Peter C. Howell
Peter C. Howell	Director	November 15, 2017

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of the Company. Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on December 14, 2007.
3.2	Bylaws of the Company. Incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed on December 14, 2007.
4.1	Specimen Stock Certificate. Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10 Q for the fiscal quarter ended February 28, 2015.
10.1	2004 Incentive Plan, effective April 12, 2004. Incorporated by reference to Exhibit F to the Proxy Statement for the Annual Meeting held on April 12, 2004. **
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

10.4
Agreement for Sale of Export Water dated April 11, 1996 by and between the Company and the Rangeview Metropolitan District. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-QSB for the fiscal quarter ended May 31, 1996.

10.5
Bargain and Sale Deed among the Land Board, the Rangeview Metropolitan District and the Company dated April 11, 1996. Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form SB-2, filed on June 7, 2004, Registration No. 333-114568.

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

10.10	2014 Equity Incentive Plan, effective April 12, 2014. Incorporated by reference to Appendix A to the Proxy Statement for the Annual Meeting held on January 15, 2014. **

Exhibit Number	Description
10.11
2014 Amended and Restated Lease Agreement, dated July 10, 2014, by and between the Land Board, the Rangeview Metropolitan District, and the Company. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 14, 2014.

10.12
2014 Amended and Restated Service Agreement, dated July 10, 2014, by and between the Company and the Rangeview Metropolitan District. Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on July 14, 2014.

10.13
Rangeview/Pure Cycle WISE Project Financing and Service Agreement, effective as of December 22, 2014. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 30, 2014.

10.14
South Metro WISE Authority Formation and Organizational Intergovernmental Agreement, dated December 31, 2013. Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2014.

10.15
Amended and Restated WISE Partnership – Water Delivery Agreement, dated December 31, 2013, among the City and County of Denver acting through its Board of Water Commissioners, the City of Aurora acting by and through its Utility Enterprise, and South Metro WISE Authority. Incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2014.

10.16
Agreement for Purchase and Sale of Western Pipeline Capacity, dated November 19, 2014, among the Rangeview Metropolitan District and certain members of the South Metro WISE Authority. Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2014.

10.17
Water Service Agreement by and between Rangeview Metropolitan District, acting by and through its Water Activity Enterprise, and Elbert & Highway 86 Commercial Metropolitan District, acting by and through its Water Enterprise, dated as of December 15, 2016. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 19, 2016.

10.18	Export Service Agreement, effective as of June 16, 2017, between the Company and the Rangeview Metropolitan District. *

Exhibit Number	Description
10.19
Contract for Purchase and Sale of Real Estate, dated June 27, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc., as amended by First Amendment to Contract for Purchase and Sale of Real Estate, dated August 28, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc., as amended by Second Amendment to Contract for Purchase and Sale of Real Estate, dated August 29, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc., as amended by Third Amendment to Contract for Purchase and Sale of Real Estate, dated September 8, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc., as amended by Fourth Amendment to Contract for Purchase and Sale of Real Estate, dated September 20, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc., as amended by Fifth Amendment to Contract for Purchase and Sale of Real Estate, dated October 6, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc., as amended by Sixth Amendment to Contract for Purchase and Sale of Real Estate, dated October 11, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc., as amended by Seventh Amendment to Contract for Purchase and Sale of Real Estate, dated October 18, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc., as amended by Eighth Amendment to Contract for Purchase and Sale of Real Estate, dated October 20, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc., as amended by Ninth Amendment to Contract for Purchase and Sale of Real Estate, dated October 20, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc., as amended by Tenth Amendment to Contract for Purchase and Sale of Real Estate, dated November 3, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc. *

10.20
Contract for Purchase and Sale of Real Estate, dated June 27, 2017, by and between PCY Holdings, LLC, and Taylor Morrison of Colorado, Inc., as amended by First Amendment to Contract for Purchase and Sale of Real Estate, dated August 24, 2017, by and between PCY Holdings, LLC, and Taylor Morrison of Colorado, Inc., as amended by Second Amendment to Contract for Purchase and Sale of Real Estate, dated September 19, 2017, by and between PCY Holdings, LLC, and Taylor Morrison of Colorado, Inc., as amended by Third Amendment to Contract for Purchase and Sale of Real Estate, dated October 6, 2017, by and between PCY Holdings, LLC, and Taylor Morrison of Colorado, Inc., as amended by Fourth Amendment to Contract for Purchase and Sale of Real Estate, dated October 13, 2017, by and between PCY Holdings, LLC, and Taylor Morrison of Colorado, Inc., as amended by Fifth Amendment to Contract for Purchase and Sale of Real Estate, dated October 18, 2017, by and between PCY Holdings, LLC, and Taylor Morrison of Colorado, Inc., as amended by Sixth Amendment to Contract for Purchase and Sale of Real Estate, dated October 20, 2017, by and between PCY Holdings, LLC, and Taylor Morrison of Colorado, Inc., as amended by Seventh Amendment to Contract for Purchase and Sale of Real Estate, dated October 20, 2017, by and between PCY Holdings, LLC, and Taylor Morrison of Colorado, Inc., as amended by Eighth Amendment to Contract for Purchase and Sale of Real Estate, dated November 3, 2017, by and between PCY Holdings, LLC, and Taylor Morrison of Colorado, Inc., as amended by Ninth Amendment to Contract for Purchase and Sale of Real Estate, dated November 7, 2017, by and between PCY Holdings, LLC, and Taylor Morrison of Colorado, Inc. *

10.21
Contract for Purchase and Sale of Real Estate, dated June 29, 2017, by and between PCY Holdings, LLC, and KB Home Colorado Inc., as amended by First Amendment to Contract for Purchase and Sale of Real Estate, dated August 28, 2017, by and between PCY Holdings, LLC, and KB Home Colorado Inc., as amended by Second Amendment to Contract for Purchase and Sale of Real Estate, dated September 15, 2017, by and between PCY Holdings, LLC, and KB Home Colorado Inc., as amended by Third Amendment to Contract for Purchase and Sale of Real Estate, dated September 28, 2017, by and between PCY Holdings, LLC, and KB Home Colorado Inc., as amended by Fourth Amendment to Contract for Purchase and Sale of Real Estate, dated October 9, 2017, by and between PCY Holdings, LLC, and KB Home Colorado Inc., as amended by Fifth Amendment to Contract for Purchase and Sale of Real Estate, dated October 18, 2017, by and between PCY Holdings, LLC, and KB Home Colorado Inc., as amended by Sixth Amendment to Contract for Purchase and Sale of Real Estate, dated October 20, 2017, by and between PCY Holdings, LLC, and KB Home Colorado Inc., as amended by Seventh Amendment to Contract for Purchase and Sale of Real Estate, dated October 31, 2017, by and between PCY Holdings, LLC, and KB Home Colorado Inc., as amended by Eighth Amendment to Contract for Purchase and Sale of Real Estate, dated November 3, 2017, by and between PCY Holdings, LLC, and KB Home Colorado Inc., as amended by Ninth Amendment to Contract for Purchase and Sale of Real Estate, dated November 7, 2017, by and between PCY Holdings, LLC, and KB Home Colorado Inc. *

Exhibit Number	Description
16.1	Letter of GHP Horwath, P.C., dated January 13, 2017. Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8 K filed on January 17, 2017.
21.1	Subsidiaries *
23.1	Consent of Crowe Horwath LLP *
23.2	Consent of GHP Horwath, P.C. *
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *
_______________________________

*
Filed herewith

**
Indicates management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

***
Furnished herewith