Form 10-Q
period 2017-11-30
PURE CYCLE CORP
filed 2018-01-09
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 ☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2017
or

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

Large accelerated file ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 9, 2018:

Common stock, 1/3 of $.01 par value	23,754,098
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

  i

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:	November 30, 2017	August 31, 2017
	(unaudited)
Current assets:
Cash and cash equivalents	$3,704,357	$5,575,823
Short-term investments	20,940,961	20,055,345
Trade accounts receivable	1,444,979	663,762
Sky Ranch receivable		215,504
Prepaid expenses and other current assets	385,720	503,100
Assets of discontinued operations, net	101,175	110,748
Total current assets	26,577,192	27,124,282

Long-term investments	187,945	187,975
Investments in water and water systems, net	34,710,354	34,575,713
Land and mineral interests	6,455,262	6,248,371
Notes receivable - related parties, including accrued interest	821,372	776,364
Other assets	413,687	424,226
Assets of discontinued operations held for sale	450,641	450,641
Total assets	$69,616,453	$69,787,572

LIABILITIES:
Current liabilities:
Accounts payable	$158,224	$492,410
Accrued liabilities	384,777	380,852
Deferred revenues	-	55,800
Deferred oil and gas lease payment	55,733	-
Liabilities of discontinued operations	10,584	11,165
Total current liabilities	609,318	940,227

Deferred revenues, less current portion	-	999,688
Deferred oil and gas lease payment, less current portion	102,177	-
Participating Interests in Export Water Supply	340,606	341,558
Total liabilities	1,052,101	2,281,473

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $.001 per share, 25 million shares authorized;
432,513 shares issued and outstanding
(liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized;
23,754,098 and 23,754,098 shares outstanding, respectively	79,185	79,185
Additional paid-in capital	171,511,679	171,431,486
Accumulated other comprehensive income (loss)	8,517	(11,105)
Accumulated deficit	(103,035,462)	(103,993,900)
Total shareholders' equity	68,564,352	67,506,099
Total liabilities and shareholders’ equity	$69,616,453	$69,787,572

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended November 30,
	2017	2016
Revenues:
Metered water usage	$922,573	$141,101
Wastewater treatment fees	11,189	12,323
Special facility funding recognized	-	10,377
Water tap fees recognized	49,948	3,574
Other	26,422	31,723
Total revenues	1,010,132	199,098

Expenses:
Water service operations	(351,816)	(79,865)
Wastewater service operations	(5,987)	(7,576)
Depletion and depreciation	(55,945)	(41,805)
Other	(16,451)	(16,261)
Total cost of revenues	(430,199)	(145,507)
Gross profit	579,933	53,591

General and administrative expenses	(660,983)	(443,240)
Depreciation	(119,040)	(73,987)
Operating loss	(200,090)	(463,636)

Other income (expense):
Oil and gas lease income, net	9,289	5,265
Oil and gas royalty income, net	41,762	68,128
Interest income	54,462	73,566
Other	(2,615)	(2,615)
Net loss from continuing operations	(97,192)	(319,292)
Income (loss) from discontinued operations, net of taxes	581	(18,680)
Net loss	$(96,611)	$(337,972)
Unrealized holding gains (losses)	19,622	(22,211)
Total comprehensive loss	$(76,989)	$(360,183)

Basic and diluted net income (loss) per common share
Loss from continuing operations	*	$(0.01)
Income (loss) from discontinued operations	*	*
Net loss	*	$(0.01)

Weighted average common shares outstanding–basic and diluted	23,754,098	23,754,098

* Amount is less than $.01 per share

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three months ended November 30, 2017
(unaudited)

						Accumulated
						Other
					Additional	Comprehensive
	Preferred Stock		Common Stock		Paid-in	(Loss)	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
August 31, 2017 balance:	432,513	$433	23,754,098	$79,185	$171,431,486	$(11,105)	$(103,993,900)	$67,506,099
Share-based compensation	–	–	–	–	80,193	–	–	80,193
Adoption of accounting standards	–	–	–	–	–	–	1,055,049	1,055,049
Net loss	–	–	–	–	–	–	(96,611)	(96,611)
Unrealized holding gain on investments	–	–	–	–	–	19,622	–	19,622
November 30, 2017 balance:	432,513	$433	23,754,098	$79,185	$171,511,679	$8,517	$(103,035,462)	$68,564,352

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended November 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(96,611)	$(337,972)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and depletion	174,914	115,668
Equity loss in Well Enhancement Recovery Systems, LLC	2,616	2,612
Share-based compensation expense	80,193	42,795
Interest income and other non-cash items	19,517	(22,316)
Interest added to receivable from related parties	(7,058)	(12,476)
Changes in operating assets and liabilities:
Trade accounts receivable	(781,217)	(18,401)
Prepaid expenses	117,380	(28,354)
Notes receivable - related parties	(37,950)	(4,999)
Accounts payable and accrued liabilities	(330,261)	(9,723)
Income taxes	-	-
Deferred revenues	-	(13,951)
Deferred oil and gas lease payment	157,910	(6,000)
Net cash used in operating activities from continuing operations	(700,567)	(293,117)
Net cash provided by operating activities from discontinued operations	8,553	34,581
Net cash used in operating activities	(692,014)	(258,536)

Cash flows from investing activities:
Sale of short-term investments	-	1,424,473
Purchase of short-term investments	(885,586)	-
Investments in water, water systems, and land	(482,082)	(265,371)
Purchase of property and equipment	(26,336)	(15,342)
Net cash provided by (used in) investing activities	(1,394,004)	1,143,760

Cash flows from financing activities:
Proceeds from note receivable	215,504	-
Payments to contingent liability holders	(952)	(1,543)
Net cash (used in) provided by financing activities	214,552	(1,543)
Net change in cash and cash equivalents	(1,871,466)	883,681
Cash and cash equivalents – beginning of period	5,575,823	4,697,288
Cash and cash equivalents – end of period	$3,704,357	$5,580,969

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2017

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The November 30, 2017 consolidated balance sheet, the consolidated statements of operations and comprehensive income (loss) for the three months ended November 30, 2017 and 2016, the consolidated statement of shareholders’ equity for the three months ended November 30, 2017, and the consolidated statements of cash flows for the three months ended November 30, 2017 and 2016 have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at November 30, 2017, and for all periods presented. As described in Revenue Recognition and Recently Issued Accounting Pronouncements below, the Company early adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017 (the “2017 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2017. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full fiscal year. The August 31, 2017 balance sheet was derived from the Company’s audited consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a reputable financial institution. At various times during the three months ended November 30, 2017, the Company’s main operating account exceeded federally insured limits. The Company has never suffered a loss due to such excess balance.

Investments

Management determines the appropriate classification of its investments in certificates of deposit and debt and equity securities at the time of purchase and re-evaluates such determinations each reporting period.

Certificates of deposit and debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company has $188,000 of investments classified as held-to-maturity at November 30, 2017, which represent certificates of deposit and U.S. treasury notes with maturity dates after November 30, 2018. Securities that the Company does not have the positive intent or ability to hold to maturity, including certificates of deposit, debt securities and any investments in equity securities, are classified as available-for-sale. Securities classified as available-for-sale are marked-to-market at each reporting period. Changes in value on such securities are recorded as a component of Accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. The Company’s certificates of deposit and treasury securities mature at various dates through July 2018.

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
NOVEMBER 30, 2017

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

Long-Term Financial Liabilities – The Comprehensive Amendment Agreement No. 1 (the “CAA”) is comprised of a recorded balance sheet and an off-balance sheet or “contingent” obligation associated with the Company’s acquisition of its “Rangeview Water Supply” (defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2017 Annual Report). The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2017 Annual Report). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value. The CAA is described further in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply.

Notes Receivable – Related Parties – The market value of the notes receivable – related parties from Rangeview Metropolitan District (the “Rangeview District”) and Sky Ranch Metropolitan District No. 5 are not practical to estimate due to the related party nature of the underlying transactions.

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

Revenue Recognition

The Company disaggregates revenue by major product line as reported on the consolidated statements of operations and comprehensive income (loss).

Comparative results for the three months ended November 30, 2017 and 2016 differ due to the adoption by the Company of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as of September 1, 2017. Prior to the adoption of ASU 2014-09, proceeds from tap fees and construction fees were deferred upon receipt and recognized in income either upon completion of construction of infrastructure or ratably over time, depending on whether the Company owned the infrastructure constructed with the proceeds or a customer owned the infrastructure constructed with the proceeds. Tap and construction fees derived from agreements in which the Company would not own the assets constructed with the fees were recognized as revenue using the percentage-of-completion method. Tap and construction fees derived from agreements for which the Company would own the infrastructure were recognized as revenues ratably over the estimated accounting service life of the facilities constructed, starting at completion of construction, which could be in excess of 30 years.

As described in Recently Issued Accounting Pronouncements below, the Company has completed its review of the adoption of ASU 2014-09 and the related impact to each of the Company’s revenue streams (water and wastewater usage fees, consulting fees, tap fees, special facility or construction fees, and oil and gas revenues). Upon completion of the Company’s evaluation of the standard, the Company determined to early adopt the new revenue recognition standard beginning September 1, 2017, in accordance with the transition provisions in ASU 2014-09, utilizing the modified retrospective method. The Company’s analysis concluded that the adoption would not have material impact to the 2018 financial statements.

The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The most significant impact of the standard relates to the Company’ accounting for tap fees and special facility or construction fees, which revenues are expected to be recognized in earlier periods under the new revenue standard. Revenue recognition related to the Company’s water and wastewater usage fees, consulting fees and oil and gas royalty or lease payments will remain substantially unchanged.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2017

Wholesale Water and Wastewater Fees – Monthly wholesale water usage charges are assessed to the Company’s customers based on actual metered usage each month plus a base monthly service fee. The Company recognizes wholesale water usage revenues upon delivering water to its customers or its governmental customer’s end-use customers, as applicable. Sales of Export Water are invoiced directly by the Company, and revenues recognized by the Company are shown gross of royalties to the State of Colorado Board of Land Commissioners (the “Land Board”). Sales of water on the “Lowry Range” (described in Note 4 – Water and Land Assets under “Rangeview Water Supply and Water System” of the 2017 Annual Report) are invoiced directly by the Rangeview District, and the Rangeview District pays a percentage of such collections to the Company. Water revenues recognized from sales on the Lowry Range are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District. The Company recognized $922,600 and $141,100 of metered water usage revenues during the three months ended November 30, 2017 and 2016, respectively.

The Company recognizes wastewater treatment fees monthly based on usage. The monthly wastewater treatment fees are shown net of amounts retained by Rangeview. The Company recognized $11,200 and $12,300 of wastewater treatment fees during the three months ended November 30, 2017 and 2016, respectively. Costs of delivering water and providing wastewater services to customers are recognized as incurred.

Tap Fees – The Company has various water and wastewater service agreements, components of which may include tap fees. A tap fee constitutes a right to connect to the Company’s wholesale water and wastewater systems through a service line to a residential or commercial building or property, and once granted, the customer may make a physical tap into the wholesale line(s) to connect its property for water and/or wastewater service. Once connected to the water and/or wastewater systems, the customer has live service to receive metered water deliveries and send wastewater. Thus, the customer has full control of the connection right as it has the ability to obtain all of the benefits from this right. As such, management has determined that tap fees are separate and distinct deliverables.

The Company recognizes water tap fees as revenue at the time the Company grants a right for the customer to tap into the water service line to obtain water service. The Company recognized $49,900 and $3,600 of water tap fee revenues during each of the three months ended November 30, 2017 and 2016, respectively. The water tap fees recognized during these periods are net of the royalty payments to the Land Board and amounts paid to third parties pursuant to the CAA as further described in Note 4 – Long-Term Obligations and Operating Lease below.

The Company recognizes construction fees, including fees received to construct “Special Facilities” (defined in Part I, Item 1 of the 2017 Annual Report), on a percentage-of-completion basis as the construction is completed. Special Facilities are facilities that enable water to be delivered to a single customer. Management has determined that Special Facilities are separate and distinct deliverables. The Company recognized $0 and $10,400 of Special Facilities funding as revenue during each of the three months ended November 30, 2017 and 2016, respectively. The 2016 amount is the ratable portion of the Special Facilities funding, or construction fees, received from water agreements as more fully described in Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2017 Annual Report.

As of November 30, 2017, and August 31, 2017, the Company has deferred recognition of approximately $0 and $1,055,500, respectively, of water tap and construction fee revenue.

Consulting Fees – Consulting fees are fees the Company receives, typically on a monthly basis, from municipalities and area water providers along the I-70 corridor, for contract operations services. Consulting fees are recognized monthly based on a flat monthly fee plus charges for additional work performed. The Company recognized $26,400 and $31,700 of consulting fees during the three months ended November 30, 2017 and 2016, respectively.

Lot Sales – The Company owns 931 acres of land zoned as a Master Planned Community along the I-70 corridor east of Denver, Colorado, known as Sky Ranch. We have entered into purchase and sale agreements with three separate home builders pursuant to which the Company agreed to sell, and each builder agreed to purchase, residential lots at the property. The Company anticipates it will begin construction of lots during the fiscal year 2018 and will segment its reporting of the activity relating to the cost and revenues from the construction and sale of lots at Sky Ranch. The Company did not recognize any lot sales during the three months ended November 30, 2017.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2017

Royalty and Other Obligations

Revenues from the sale of Export Water are shown gross of royalties payable to the Land Board. Revenues from the sale of water on the “Lowry Range” (described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2017 Annual Report) are shown net of the royalties to the Land Board and the amounts retained by the Rangeview District.

Oil and Gas Lease Payments

As further described in Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2017 Annual Report, in March 2011, the Company entered into a Paid-Up Oil and Gas Lease and a Surface Use and Damage Agreement that were subsequently purchased by a wholly owned subsidiary of ConocoPhillips Company. Two wells were drilled within the Company’s mineral interest and in March 2015 were placed into service and began producing oil and gas and accruing royalties to the Company. During the three months ended November 30, 2017 and 2016, the Company received $41,800 and $68,100 net of taxes, respectively, in royalties attributable to these two wells. The Company classifies income from oil and gas lease and royalty payments as Other Income in the statement of operations and comprehensive income (loss) as the Company does not consider these arrangements to be an operating business activity.

On October 5, 2017, the Company entered into a Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP, for the purpose of exploring for, developing, producing, and marketing oil and gas on the 40 acres of mineral estate the Company owns adjacent to the Lowry Range (the “Bison Lease”). Pursuant to the Bison Lease, the Company received an up-front payment of $167,200, which will be recognized as income on a straight-line basis over three years (the term of the Bison Lease). The Company recognized $9,300 during the three months ended November 30, 2017, of lease income related to the up-front payment received pursuant to the Bison Lease. As of November 30, 2017, the Company has deferred recognition of $157,900, of income related to the Bison Lease which will be recognized into income ratably through September 2020.

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

Share-Based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company records share-based compensation costs as expense over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options has no impact on the income tax provisions. The Company recognized $80,200 and $42,800 of share-based compensation expense during the three months ended November 30, 2017 and 2016, respectively.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2017

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits as of November 30, 2017.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal year 2014 through fiscal year 2016. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At November 30, 2017, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended November 30, 2017 or 2016.

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

Discontinued Operations Income Statement

	Three Months Ended November 30,
	2017	2016
Farm revenues	$581	$-
Farm expenses	-	-
Gross profit	581	-

General and administrative expenses	-	19,626
Operating profit (loss)	581	(19,626)
Finance charges	-	946
Income (loss) from discontinued operations	$581	$(18,680)

The Company anticipates continued expenses through calendar 2018 related to the discontinued operations. The Company will continue to incur expenses (including property taxes) related to the remaining agricultural land the Company continues to own and for the purpose of collecting outstanding receivables.

The individual assets and liabilities of the discontinued agricultural business are combined in the captions “Assets of discontinued operations” and “Liabilities of discontinued operations” in the consolidated balance sheet. The carrying amounts of the major classes of assets and liabilities included as part of the discontinued business are presented in the following table:

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2017

Discontinued Operations Balance Sheet

	November 30, 2017	August 31, 2017
Assets:
Trade accounts receivable	$101,200	$110,700
Land held for sale (*)	450,600	450,600
Total assets	$551,800	$561,300

Liabilities:
Accrued liabilities	$10,600	$11,200
Total liabilities	$10,600	$11,200

 (*) Land Held for Sale. During the fiscal quarter ended November 30, 2015, the Company purchased three farms totaling 700 acres for approximately $450,600. The farms were acquired in order to correct dry-up covenant issues related to water only farms in order to obtain the release of the escrow funds related to the Company’s farm sale to Arkansas River Farms, LLC. The Company intends to sell the farms in due course and has classified the farms as long-term assets.

Income (Loss) per Common Share

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 515,500 and 448,100 common share equivalents were outstanding as of November 30, 2017 and 2016, respectively, and have been included in the calculation of net income per common share but excluded from the calculation of loss per common share as their effect is anti-dilutive.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. This standard is effective for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact of ASU 2016-02.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). ASU No. 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. This standard is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.  Adopting ASU No. 2016-01 will result in an adjustment for any unrealized gains and losses on available-for-sale securities that are equity instruments as of the beginning of the year of adoption.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2017

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The standard supersedes ASU No. 2009-13, Revenue Recognition (Topic 605) (“ASC 605”) and requires the use of more estimates and judgments than the present standards. It also requires additional disclosures. The Company has completed its review of the adoption of ASU 2014-09 and the related impact on each of the Company’s revenue streams (water and wastewater usage fees, consulting fees, tap fees, special facility or construction fees, and oil and gas revenues). Upon completion of the Company’s evaluation of the standard, the Company determined to early adopt the new revenue recognition standard beginning September 1, 2017, in accordance with the transition provisions in ASU 2014-09, utilizing the modified retrospective method. The Company concluded that the adoption would not have material impact on the Company’s financial statements.

The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The cumulative effect of the changes made to the Company’s consolidated September 1, 2017 balance sheet for the adoption of ASU 2014-09 were as follows:

	Balance at	Adjustments	Balance at
	August 31, 2017	Due to ASU 2014-09	September 1, 2017
Balance Sheet
Assets
Deferred tax assets (Deferred revenue)	$316,400	$(316,400)	$-
Deferred tax assets-Valuation Allowance (Deferred revenue)	(316,400)	316,400	-
Liabilities
Deferred revenues	$55,800	$(55,800)	$-
Deferred revenues, less current portion	999,249	(999,249)	-
Equity
Accumulated deficit	$(103,993,900)	$1,055,049	$(102,938,851)

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2017

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s consolidated statements of operations and comprehensive income (loss) and balance sheet was as follows:

For the period ended November 30, 2017
		Amounts that would have been reported	Effect of Change
	As Reported	under ASC 605	Higher/(Lower)
Income Statement
Revenues
Special facility fees	$-	$10,377	$(10,377)
Water tap fees	49,948	53,522	(3,574)
Net loss	$(96,611)	$(82,660)	$(13,951)

For the period ended November 30, 2017
		Amounts that would have been reported	Effect of Change
	As Reported	under ASC 605 (1)	Higher/(Lower)
Balance Sheet
Liabilities
Deferred revenues	$-	$55,800	$(55,800)
Deferred revenues, less current portion	-	999,249	(999,249)
Deferred oil and gas lease payment (1)	55,733	55,733	-
Deferred oil and gas lease payment, less current portion	102,177	102,177	-

Equity
Accumulated deficit	$(103,035,462)	$(104,076,559)	$1,041,097

(1)
Inclusive of the Bison Lease deferred oil and gas lease payment and water tap and construction fee deferred revenues as described in the 2017 Annual Report.

Revenue recognition related to the Company’s water and wastewater usage, consulting revenues and oil and gas revenues will remain substantially unchanged. The most significant impact of the standard relates to the Company’s accounting for water and wastewater tap fees and special facility/construction fees, which revenues will be recognized in earlier periods when performance obligations are complete under the new revenue standard.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the NASDAQ Stock Market. The Company had no Level 1 assets or liabilities as of November 30, 2017 or August 31, 2017.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2017

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had 61 and 56 Level 2 assets as of November 30, 2017 and August 31, 2017, respectively, which consist of certificates of deposit and U.S. treasury notes.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability, the contingent portion of the CAA, as of November 30, 2017 and August 31, 2017. The Company has determined that the contingent portion of the CAA does not have a determinable fair value (see Note 4 – Long-Term Obligations and Operating Lease).

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

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of November 30, 2017:

			Fair Value Measurement Using:
		Cost / Other	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Accumulated Unrealized Gains and
	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Certificates of deposit	$12,703,872	$12,711,261	$-	$12,703,872	$-	$(7,389)
U.S. treasuries	8,237,089	8,221,183	-	8,237,089	-	15,906
Subtotal	$20,940,961	$20,932,444	$-	$20,940,961	$-	$8,517
Long-term investments	188,000	188,000	-	188,000	-	-
Total	$21,128,961	$21,120,444	$-	$21,128,961	$-	$8,517

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of August 31, 2017:

			Fair Value Measurement Using:
		Cost / Other	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Accumulated Unrealized Gains and
	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Certificates of deposit	$12,673,700	$12,694,500	$-	$12,673,700	$-	$(20,800)
U.S. treasuries	7,381,700	7,372,000	-	7,381,700	-	9,700
Subtotal	$20,055,400	$20,066,500	$-	$20,055,400	$-	$(11,100)
Long-term investments	188,000	188,000	-	188,000	-	-
Total	$20,243,400	$20,254,500	$-	$20,243,400	$-	$(11,100)

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2017

NOTE 3 – WATER AND LAND ASSETS

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2017 Annual Report. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three months ended November 30, 2017.

Investment in Water and Water Systems

The Company’s Investments in Water and Water Systems consist of the following costs and accumulated depreciation and depletion at November 30, 2017 and August 31, 2017:

	November 30, 2017		August 31, 2017
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Rangeview water supply	$14,652,700	$(10,700)	$14,529,600	$(10,600)
Sky Ranch water rights and other costs	6,760,100	(461,600)	6,725,000	(436,300)
Fairgrounds water and water system	2,899,800	(996,900)	2,899,900	(974,800)
Rangeview water system	1,639,000	(220,600)	1,639,000	(207,000)
WISE partnership	3,114,100	-	3,114,100	-
Water supply – other	980,900	(427,600)	944,800	(401,300)
Wild Pointe service rights	1,631,800	(227,000)	1,631,700	(213,000)
Sky Ranch pipeline	4,697,800	(78,300)	4,700,000	(39,200)
Construction in progress	756,900	-	673,800	-
Totals	37,133,100	(2,422,700)	36,857,900	(2,282,200)
Net investments in water and water systems	$34,710,400		$34,575,700

Capitalized terms in this section not defined herein are defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2017 Annual Report.

Depletion and Depreciation

The Company recorded depletion charges of $100 and $300 during the three months ended November 30, 2017 and 2016, respectively. During the three months ended November 30, 2017, the depletion was related entirely to the “Lowry Water Supply.” The Lowry Water Supply is defined as the “Rangeview Water Supply” and described in detail in Note 4 – Water and Land Assets in Part II, Item 8 of the 2017 Annual Report.

The Company recorded $175,000 and $115,700 of depreciation expense during the three months ended November 30, 2017 and 2016, respectively. These figures include depreciation for other equipment not included in the table above.

NOTE 4 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

The Participating Interests in Export Water Supply is an obligation of the Company that has no scheduled maturity date. Therefore, maturity of this liability is not disclosed in tabular format, but is described below.

Participating Interests in Export Water Supply

The Company acquired its Lowry Water Supply through various amended agreements entered into in the early 1990s. The acquisition was consummated with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of $11.1 million, which represented the cash the Company received from the participating interest holders that was used to purchase the Company’s Export Water (described in greater detail in Note 4 – Water and Land Assets in Part II, Item 8 of the 2017 Annual Report). The Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders in return for their initial $11.1 million investment. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability was not reflected on the Company’s balance sheet because the obligation to pay this is contingent on the sale of Export Water, the amounts and timing of which are not reasonably determinable.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2017

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

From time to time, the Company reacquired various portions of the CAA obligations, which retained their original priority, including the Land Board’s CAA interest which was assigned and relinquished to the Company in 2014. The Company did not make any CAA acquisitions during the three months ended November 30, 2017 or 2016.

As a result of the acquisitions and the relinquishment by the Land Board, the Company is currently allocated approximately 88% of the total proceeds from the sale of Export Water after payment of the Land Board royalty. Additionally, as a result of the acquisitions, the relinquishment by the Land Board, and the consideration from the cumulative sales of Export Water, as detailed in the table below, the remaining potential third-party obligation at November 30, 2017, is approximately $1 million:

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third-Party Obligation	Participating Interests Liability	Contingency
Original balances	$–	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2017:
Acquisitions	–	28,042,500	(28,042,500)	(9,790,000)	(18,252,500)
Relinquishment	–	2,386,400	(2,386,400)	(832,100)	(1,554,300)
Option payments - Sky Ranch
and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees (1)	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	676,500	(540,300)	(136,200)	(47,300)	(88,900)
Balance at August 31, 2017	1,319,900	29,691,700	1,014,600	341,600	673,000
Fiscal 2018 activity:
Export Water sale payments	23,000	(20,300)	(2,700)	(900)	(1,800)
Balance at November 30, 2017	$1,342,900	$29,671,400	$1,011,900	$340,700	$671,200
(1) The Arapahoe County tap fees are net of $34,522 in royalties paid to the Land Board.

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
NOVEMBER 30, 2017

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

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the three months ended November 30, 2017:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Oustanding at August 31, 2017	465,500	$4.88	6.30	$1,007,740
Granted (1)	50,000	7.60
Exercised	-	-
Forfeited or expired	-	-
Outstanding at November 30, 2017	515,500	$5.15	6.42	$969,340

Options exercisable at November 30, 2017	354,668	$4.73	5.16	$794,448

(1) Includes 50,000 shares granted to Mr. Harding on September 27, 2017.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2017

The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan as of and for the three months ended November 30, 2017:

	Number of Options	Weighted-Average Grant Date Fair Value
Non-vested options oustanding at August 31, 2017	147,500	$3.64
Granted	50,000	5.17
Vested	(36,668)	3.73
Forfeited	-	-
Non-vested options outstanding at November 30, 2017	160,832	$4.10

All non-vested options are expected to vest.

Stock-based compensation expense was $80,200 and $42,800 for the three months ended November 30, 2017 and 2016, respectively.

At November 30, 2017, the Company had unrecognized expenses relating to non-vested options that are expected to vest totaling $330,500. The weighted-average period over which these options are expected to vest is approximately three years.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Rangeview District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range and other approved areas.  The Rangeview District is governed by an elected board of directors. Eligible voters and persons eligible to serve as a director of the Rangeview District must own an interest in property within the boundaries of the Rangeview District. The Company owns certain rights and real property interests which encompass the current boundaries of the Rangeview District.  Sky Ranch District Nos. 1, 3, 4 and 5 are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing service to the Company’s Sky Ranch property (the “Sky Ranch Districts”).  The current directors of  the Rangeview District and Sky Ranch Districts consist of three employees of the Company and two independent board members.

On December 16, 2009, the Company entered into a Participation Agreement with the Rangeview District, whereby the Company agreed to provide funding to the Rangeview District in connection with the Rangeview District joining the South Metro Water Supply Authority (“SMWSA”). The Company provides funding pursuant to the Participation Agreement annually with $20,400 and $17,000 being provided during fiscal years 2017 and 2016, respectively

Through the WISE Financing Agreement, the Company agreed to fund the Rangeview District’s cost of participating in the regional water supply project known as the WISE partnership. The Company anticipates spending approximately $5.2 million over the next five fiscal years to fund the Rangeview District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE and to fund operations and water deliveries related to WISE. To date, the Company has capitalized the funding provided pursuant to the WISE Financing Agreement because the funding has been provided to purchase capacity in the WISE infrastructure. Total investment in the WISE assets as of November 30, 2017 is $3.1 million.

In 1995, the Company extended a loan to the Rangeview District. The loan provided for borrowings of up to $250,000, is unsecured, and bears interest based on the prevailing prime rate plus 2% (6.50% at November 30, 2017). The maturity date of the loan is December 31, 2020. Beginning in January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect. The $821,400 balance of the note receivable at November 30, 2017, includes borrowings of $438,900 and accrued interest of $382,500.

The Company has been providing funding to the Sky Ranch Districts. Each year, beginning in 2012, the Company has entered into an Operation Funding Agreement with one of the Sky Ranch Districts obligating the Company to advance funding to the Sky Ranch District for operations and maintenance expenses for the then current calendar year. All payments are subject to annual appropriations by the Sky Ranch District in its absolute discretion. The advances by the Company accrue interest at a rate of 8% per annum from the date of the advance.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2017

In November 2014, but effective as of January 1, 2014, the Company entered into a Facilities Funding and Acquisition Agreement with a Sky Ranch District obligating the Company to either finance district improvements or to construct improvements on behalf of the Sky Ranch District subject to reimbursement. Improvements subject to this agreement are determined pursuant to a mutually agreed upon budget. Each year in September, the parties are to mutually determine the improvements required for the following year and finalize a budget by the end of October. Each advance or reimbursable expense accrues interest at a rate of 8% per annum. Upon the Sky Ranch District’s ratification of the advances and related expenditures, the amount is reclassified to long-term and is recorded as part of Notes receivable – related parties.

During the period ending November 30, 2017, the Sky Ranch Districts repaid all advances plus accrued interest totaling $215,504, and there is no outstanding balance on the receivable.

NOTE 7 – SIGNIFICANT CUSTOMERS

Pursuant to the Rangeview Water Agreements (defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2017 Annual Report) and an Export Service Agreement entered into with the Rangeview District dated June 16, 2017, the Company provides water and wastewater services on the Rangeview District’s behalf to the Rangeview District’s customers. Sales to the Rangeview District accounted for 6% and 39% of the Company’s total water and wastewater revenues for the three months ended November 30, 2017 and 2016, respectively. The Rangeview District has one significant customer, the Ridgeview Youth Services Center. Rangeview’s significant customer accounted for 4% and 31% of the Company’s total water and wastewater revenues for the three months ended November 30, 2017 and 2016, respectively.

Revenues related to the provision of water for the oil and gas industry to one customer accounted for 54% of the Company’s water and wastewater revenues for the three months ended November 30, 2017. Revenues related to the provision of water for the oil and gas industry to one customer accounted for 52% of the Company’s water and wastewater revenues for the three months ended November 30, 2016.

The Company had accounts receivable from the Rangeview District which accounted for 14% and 50% of the Company’s trade receivables balances at November 30, 2017 and August 31, 2017, respectively. Of the trade receivables from the Rangeview District, approximately 35% is related to water tap sales and 65% is related to water and wastewater service sales. The Company had accounts receivable from two other customers of approximately 85% at November 30, 2017. The Company had accounts receivable from one other customer of approximately 46% at August 31, 2017. Accounts receivable from the Rangeview District’s largest customer accounted for 8% and 19% of the Company’s water and wastewater trade receivables as of November 30, 2017 and August 31, 2017, respectively.

NOTE 8 – ACCRUED LIABILITIES

At November 30, 2017, the Company had accrued liabilities of $384,800, of which $5,000 was for estimated property taxes, $64,400 was for professional fees, and $315,400 was for operating payables.

At August 31, 2017, the Company had accrued liabilities of $380,860, of which $265,000 was for accrued compensation, $5,000 was for estimated property taxes, $48,500 was for professional fees, and the remaining $62,400 was related to operating payables.

NOTE 9 – LITIGATION LOSS CONTINGENCIES

The Company has historically been involved in various claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Company records an accrual for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company makes such estimates based on information known about the claims and experience in contesting, litigating and settling similar claims. Disclosures are also provided for reasonably possible losses that could have a material effect on the Company’s financial position, results of operations or cash flows. The Company is currently not aware of any probable or reasonably possible claims requiring disclosure or an accrual.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2017

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

As part of the Company’s Sky Ranch development, the Company entered into contracts for the sale of lots (see Note 1 –Presentation of Interim Information).  The Company anticipates that the real estate sales will be a separate segment in fiscal 2018.  As of November 30, 2017, there were no real estate revenues, or profit, and the carrying cost of the real estate is less than 10% of the Company’s total assets.  Oil and gas royalties and licenses are a passive activity and not an operating business activity, and therefore, are not classified as a segment.

NOTE 11 – SUBSEQUENT EVENTS

 In December 2017, the federal government enacted numerous amendments to the Internal Revenue Code of 1986 pursuant to an act known by the short title of the Tax Cuts and Jobs Act (the “TCJA”). The TCJA may impact the Company’s income tax expense (benefit) from continuing operations in future periods. The Company has recorded a full valuation allowance on its net deferred tax assets and does not anticipate any impact from the TCJA on its net deferred tax assets. The Company is currently analyzing the impact of the TCJA.

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

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition and should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017 (the “2017 Annual Report”). This section focuses on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:

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

Our Business

Pure Cycle Corporation (“we,” “us,” or “our”) is a Colorado corporation that (i) provides wholesale water and wastewater services to end-use customers of governmental entities and to commercial and industrial customers and (ii) is developing 931 acres of land zoned as a Master Planned Community along the I-70 corridor known as Sky Ranch.

Wholesale Water and Wastewater

Our utility services include water production, storage, treatment, bulk transmission to retail distribution systems, wastewater collection and treatment, irrigation water treatment and transmission, industrial water sales, construction management, billing and collection and emergency response.

We are a vertically integrated wholesale water and wastewater provider, which means we own or control substantially all assets necessary to provide wholesale water and wastewater services to our customers. This includes owning (i) water rights which we use to provide domestic, irrigation, and industrial water to our wholesale customers (we own surface water, groundwater, reclaimed water rights and storage rights); (ii) infrastructure (such as wells, diversion structures, pipelines, reservoirs and treatment facilities) required to withdraw, treat, store and deliver water; (iii) infrastructure required to collect, treat, store and reuse wastewater; and (iv) infrastructure required to treat and deliver reclaimed water for irrigation and industrial use.

We own or control approximately 28,634 acre feet of tributary, non-tributary and not non-tributary groundwater rights, and approximately 26,000 acre feet of adjudicated reservoir sites. This water is located in the southeast Denver metropolitan area. Most of our water is located at the Lowry Range, a 27,000-acre parcel of land owned by the State of Colorado Board of Land Commissioners (the “Land Board”). Our “Lowry Water Supply” consists of approximately 26,985 acre feet of water, 11,650 acre feet of which we own and can export from the Lowry Range (“Export Water”). Our Export Water consists of 10,000 acre feet of groundwater and 1,650 acre feet of average yield surface water, pending completion by the Land Board of documentation related to the exercise of our right to substitute 1,650 acre feet of our groundwater for a comparable amount of surface water. Additionally, assuming the completion of the substitution of groundwater for surface water, we hold the exclusive right to develop and deliver through the year 2081 the remaining 12,035 acre feet of groundwater and approximately 1,650 acre feet of average yield surface water to customers either on or off of the Lowry Range.

We currently provide wholesale water and wastewater service predominantly to two local governmental entity customers. Our largest wholesale domestic customer is the Rangeview Metropolitan District (the “Rangeview District”). We provide service to the Rangeview District and its end-use customers pursuant to the Rangeview Water Agreements (defined in Part I, Item 1 – Business – Our Water and Land Assets in the 2017 Annual Report). Through the Rangeview District, we serve 391 Single Family Equivalent (“SFE”) water connections and 157 SFE wastewater connections located in southeastern metropolitan Denver.

We also provide untreated water to industrial customers in the oil and gas industry located in our service areas and adjacent to our service areas for the purpose of hydraulic fracturing. Oil and gas operators have leased more than 135,000 acres within and adjacent to our service areas for the purpose of exploring oil and gas interests in the Niobrara and other formations, and this activity had led to increased water demands.

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

Sky Ranch

We also own 931 acres of land, zoned as a Master Planned Community along the I-70 corridor east of Denver, Colorado. In anticipation of developing this land, we have installed approximately ten miles of water transmission lines to connect our Lowry Range water system to Sky Ranch and have extended service lines to our initial phase of development at Sky Ranch.

In June 2017, we entered into purchase and sale agreements (collectively, the “Purchase and Sale Contracts”) with three separate home builders pursuant to which we agreed to sell, and each builder agreed to purchase, a certain number (totaling 506) of single-family, detached residential lots at the Sky Ranch property. Each builder is also required to purchase water and sewer taps for the lots from the Rangeview District. Each builder had a 60-day due diligence period which was extended, during which it had the right to terminate the Purchase and Sale Contract and receive a full refund of its earnest money deposit. On November 10, 2017, each builder completed its due diligence period and agreed to continue with its respective Purchase and Sale Contract.

We are obligated, pursuant to the Purchase and Sale Contracts, or separate Lot Development Agreements (the “Lot Development Agreements” and, together with the Purchase and Sale Contracts, the “Builder Contracts”), to construct infrastructure and other improvements, such as roads, curbs and gutters, park amenities, sidewalks, street and traffic signs, water and sanitary sewer mains and stubs, storm water management facilities, and lot grading improvements for delivery of finished lots to each builder. Pursuant to the Builder Contracts, we must cause the Rangeview District to install and construct off-site infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities) for the provision of water and wastewater service to the property. In conjunction with approvals with Arapahoe County for the Sky Ranch project, we and/or the Rangeview District and the Sky Ranch Districts are obligated to deposit into an account the anticipated costs to install and construct substantially all the off-site infrastructure improvements (which include drainage and storm water retention ponds, and an entry roadway). The Rangeview and Sky Ranch off-site infrastructure improvements are estimated to cost approximately $10.2 million.

We estimate that the development of the finished lots for the first phase (506 lots) of Sky Ranch will require total capital of approximately $27.8 million and estimate lot sales to home builders will generate approximately $35 million, providing a projected margin on lots of approximately $7.2 million.  The cost of developing lots together with the sale of finished lots are expected to occur over several quarters and the timing of cash flows will  include certain milestone deliveries, including, but not limited to, completion of governmental approvals, installation of improvements, and completion of lot deliveries.  Utility revenues are derived from tap fees (which vary depending on lot size, house size, and amount of irrigated turf) and usage fees (which are monthly water and wastewater fees). The current Sky Ranch water tap fees are $26,650 (per SFE), and wastewater taps fees are $4,659 (per SFE).

Discontinued Agricultural Operations and Leasing

In 2015, we sold approximately 14,600 acres of real property and related water rights in the Fort Lyon Canal Company (“FLCC”) to Arkansas River Farms, LLC, and pursuant to the purchase and sale agreement, we retained our farm leasing operations through December 31, 2015, after which we discontinued our farm operations.

We continue to own approximately 700 acres of real property in the area and approximately 13,900 acres of mineral interests. We expect to liquidate the remaining 700 acres of property in due course and are holding the property as a long term-asset. We intend to hold the mineral interest for future development.

These land interests are described in the Land and Mineral Interests section of Note 4 – Water and Land Assets in Part II, Item 8 of the 2017 Annual Report.

Results of Operations

Executive Summary

The results of our operations for the three months ended November 30, 2017 and 2016 are as follows:

Table 1 - Summary of Results of Operations

	Three months ended November 30,
	2017	2016	Change	% Change
Millions of gallons of water delivered	77.5	17.9	59.6	333%
Metered water usage revenues	$922,600	$141,100	$781,500	554%
Operating costs to deliver water	$351,800	$79,900	$271,900	340%
(excluding depreciation and depletion)
Water delivery gross margin %	62%	43%

Wastewater treatment revenues	$11,200	$12,300	$(1,100)	-9%
Operating costs to treat wastewater	$6,000	$7,600	$(1,600)	-21%
Wastewater treatment gross margin %	46%	38%

Other income	$26,400	$31,700	$(5,300)	-17%
Other income costs incurred	$16,500	$16,300	$200	1%
Other income gross margin %	38%	49%

Tap and specialty facility revenues	$49,900	$14,000	$35,900	256%

General and administrative expenses	$661,000	$443,240	$217,760	49%
Loss from continuing operatons	$97,200	$319,300	$(222,100)	-70%
Income (loss) from discontinued operations	$600	$(18,680)	$19,280	103%
Net (loss)	$(96,600)	$(337,980)	$241,380	71%

Changes in Revenues

Metered Water Usage Revenues – Our water service charges, which are used to defray the cost to operate and maintain the systems, include a fixed monthly fee and a fee based on actual amounts of metered water delivered, which is based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. Our rates and charges are established pursuant to the Rangeview Rules and Regulations which set rates for service on the Lowry Range based on the average rates and charges of three surrounding water providers.

Water deliveries increased 333% and water revenues increased 554% during the three months ended November 30, 2017, as compared to the three months ended November 30, 2016. The increases in water deliveries and revenues are the result of (i) an increase in demand for water for oil and gas operations, which is used primarily to frack wells drilled in the Niobrara formation, and (ii) our acquisition of the Wild Pointe system. As a result of the difference in metered rates for fracking water compared to rates for tap customers, revenues received for fracking water have a greater margin. Increases and decreases in water deliveries charged at different rates will result in disproportionate increases and decreases in revenues. The following table details the sources of our sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for the three months ended November 30, 2017 and 2016, respectively.

Table 2 - Water Revenue Summary

	Three months ended November 30,
	2017			2016
Customer Type	Sales	kgal	Average price per kgal	Sales	kgal	Average price per kgal
On Site	$40,700	6,983.6	$5.83	$47,200	8,996.2	$5.25
Export - Commercial	35,500	2,967.5	11.96	13,600	1,249.2	10.89
Fracking	846,400	67,551.4	12.53	80,300	7,638.7	10.51
	$922,600	77,502.5	$11.90	$141,100	17,884.1	$7.89

The gross margin on delivering water increased to 62% during the three months ended November 30, 2017, compared to 43% during the three months ended November 30, 2016. The change in our gross margin was due to an increased demand for water and our ability to apply the revenue from those deliveries to offset the fixed costs of the ECCV system (defined under Liquidity, Capital Resources and Financial Position below). Our current cost associated with the use of the system without any production is a flat fee of $8,000 per month to maintain. In addition, the ECCV system costs us approximately $1,900 per month to maintain. We had significant production through the ECCV system related to the oil and gas water deliveries for the three months ended November 30, 2017, which has positively impacted our gross margin.

Wastewater Treatment Revenues – Our wastewater customer is charged based on the estimated amount of wastewater treated. Wastewater fees decreased 9% during the three months ended November 30, 2017, as compared to the three months ended November 30, 2016. The decrease was primarily the result of decreased demand from our only wastewater customer. Wastewater operating costs and gross margin fluctuate based on timing of expenses and regulatory requirements, but generally fluctuate consistent with demand.

Tap and Special Facility/Construction Revenues – We have various water and wastewater service agreements, a component of which may include tap fee and special facility or construction fee revenues. We determined to early adopt Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), beginning September 1, 2017, in accordance with the transition provisions in ASU 2014-09, utilizing the modified retrospective method. ASU 2014-09 governs recognition of revenue from each of our revenue streams (water and wastewater usage fees, consulting fees, tap fees, special facility or construction fees, and oil and gas revenues).

The most significant impact of the standard relates to our accounting for tap fees and special facility or construction fees. Prior to the adoption of ASU 2014-09, proceeds from tap fees and construction fees were deferred upon receipt and recognized in income either upon completion of construction of infrastructure or ratably over time, depending on whether the Company owned the infrastructure constructed with the proceeds or a customer owned the infrastructure constructed with the proceeds. Tap and construction fees derived from agreements in which the Company would not own the assets constructed with the fees were recognized as revenue using the percentage-of-completion method. Tap and construction fees derived from agreements for which the Company would own the infrastructure were recognized as revenues ratably over the estimated accounting service life of the facilities constructed, starting at completion of construction, which could be in excess of 30 years.

Following adoption of ASU 2014-09, tap fees are expected to be recognized once the tap fee has been paid and the customer has the right to receive water or wastewater service, and, once received, special facility fees or construction revenues are expected to be recorded as deferred revenue and recognized on a percentage-of-completion basis as the construction of the infrastructure is completed, regardless of whether the Company owns the assets. Once the infrastructure is completed, 100% of the deferred revenue will be recognized. We recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Comparative results for the three months ended November 30, 2017 and 2016 differ due to the adoption of ASU 2014-09.

We sold two tap fees during the three months ended November 30, 2017, recognizing revenues of $49,900. We did not sell any water or wastewater taps during the three months ended November 30, 2016; however, we recognized revenues of $3,600 under the previous revenue recognition standard, ASU No. 2009-13, Revenue Recognition (Topic 605). The water tap fees to be recognized over these periods are net of the royalty payments to the Land Board and amounts paid to third parties pursuant to the “CAA,” which is described in Note 4 – Long-Term Obligations and Operating Lease to the accompanying consolidated financial statements.

We did not recognize special facility fees for the three months ended November 30, 2017. Prior to the adoption of ASU 2014-09, we recognized approximately $10,400 of “Special Facilities” (defined in the 2017 Annual Report) funding as revenue during the three months ended November 30, 2016. This is the ratable portion of the Special Facilities funding proceeds received from Arapahoe County pursuant to a water service agreement as more fully described in Note 2 – Summary of Significant Accounting Policies to Part II, Item 8 of the 2017 Annual Report.

At November 30, 2017 and 2016, respectively we had deferred recognition of approximately $0 and $1.1 million of water tap and special facility/construction fee revenues.

Revenue recognition related to our water and wastewater usage fees, consulting fees, and oil and gas revenue will remain substantially unchanged.

Other Income – Other income of $26,400 and $31,700 for the three months ended November 30, 2017 and 2016, respectively, consisted principally of consulting fees. Consulting fees fluctuate from one period to the other based on our customer’s needs.

General and Administrative Expenses

Significant balances classified as general and administrative (“G&A”) expenses for the three months ended November 30, 2017 and 2016, respectively, were:

Table 3 - Significant Balances in G&A

	Three months ended November 30,
	2017	2016	$ Change	% Change
Salary and salary-related expenses:
Including share-based compensation	$326,500	$232,500	$94,000	40%
Excluding share-based compensation	$246,300	$189,700	$56,600	30%
Professional fees	$100,900	$62,300	$38,600	62%
Fees paid to directors (including insurance)	$40,400	$34,300	$6,100	18%
Public entity related expenses	$30,600	$28,400	$2,200	8%

Salary and salary-related expenses – Salary and salary-related expenses including share-based compensation expense increased 40% for the three months ended November 30, 2017, as compared to the three months ended November 30, 2016. The increase was primarily the result of additional employees and increased share-based compensation expense. The salary and salary-related expenses noted above include $80,200 and $42,800 of share-based compensation expenses during the three months ended November 30, 2017 and 2016, respectively.

Professional fees (predominately accounting and legal) – Legal and accounting fees increased 62% during the three months ended November 30, 2017, as compared to the three months ended November 30, 2016. The increase was primarily due to increased accounting fees of approximately $35,000 in the three months ended November 30, 2017, as compared to the three months ended November 30, 2016.

Fees paid to directors (including insurance) – Directors’ fees, including D&O insurance, increased 18% for the three months ended November 30, 2017, as compared to the three months ended November 30, 2016. For the three months ended November 30, 2017, the higher fees were primarily due to the number of meetings held by the board of directors in 2017.

Public entity expenses – Costs associated with corporate governance and costs associated with being a publicly traded entity increased 8% for the three months ended November 30, 2017 as compared to the three months ended November 30, 2016. The fluctuations are due to the timing and number of filings and compliance costs for filing with the Securities and Exchange Commission (the “SEC”).

Other Income and Expense Items

Table 4 - Other Items

	Three Months Ended November 30,
	2017	2016	$ Change	% Change
Other income items:
Oil and gas lease income, net	$9,300	$6,000	$3,300	55%
Oil and gas royalty income, net	$41,800	$68,100	$(26,300)	-39%
Interest income	$54,500	$73,600	$(19,100)	-26%

Oil and gas lease income – The oil and gas lease income amounts in 2016 represent a portion of the up-front payment of $72,000 we received in fiscal 2014 for exploring for, developing, producing, and marketing oil and gas on 40 acres of mineral estate we own adjacent to the Lowry Range (the "Rangeview Lease"). The income received for the Rangeview Lease was recognized ratably through June 2017, and the Rangeview Lease has expired.

On October 5, 2017, we entered into a Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP, for the purpose of exploring for, developing, producing, and marketing oil and gas on the 40 acres of mineral estate we own adjacent to the Lowry Range (the “Bison Lease”). Pursuant to the Bison Lease, we received an up-front payment of $167,200, which will be recognized as income on a straight-line basis over three years (the term of the Bison Lease). We recognized $9,300 during the three months ended November 30, 2017, of lease income related to the up-front payment received pursuant to the Bison Lease. As of November 30, 2017, we have deferred recognition of $157,900 of income related to the Bison Lease, which will be recognized into income ratably through September 2020.

Oil and gas royalty income – In 2011, we entered into a Paid-Up Oil and Gas Lease, which was subsequently purchased by a wholly-owned subsidiary of ConocoPhillips Company, for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property (the “Sky Ranch O&G Lease”). The Sky Ranch O&G Lease is held by production through two wells drilled in our mineral estate. The oil and gas royalty income represents amounts received pursuant to the Sky Ranch O&G Lease as royalties from oil and gas production from wells in our mineral estate at Sky Ranch. The royalties for the three months ended November 30, 2017, were approximately $41,800, as compared to $68,100 for the same period in 2016. The decrease in oil and gas royalties is a result of one of the wells being taken out of service and worked on by the owner during the period.

Interest Income - Interest income represents interest earned on the temporary investment of capital in cash and cash equivalents, available-for-sale securities, finance charges, and interest accrued on the notes receivable from the Rangeview District and the Sky Ranch Districts. The decrease was primarily attributable to the use of cash to invest in the development of Sky Ranch, including the installation of approximately ten miles of water transmission lines to connect our Lowry Range water system to Sky Ranch and to extend service lines to our initial phase of development at Sky Ranch.

Discontinued Operations

For additional information about our discontinued operations, see Note 1 – Presentation of Interim Information to the accompanying consolidated financial statements.

The following table provides the components of discontinued operations:

Discontinued Operations Income Statement

	Three Months Ended November 30,
	2017	2016
Farm revenues	$581	$-
Farm expenses	-	-
Gross profit	581	-

General and administrative expenses	-	19,626
Operating (loss) profit	581	(19,626)
Finance charges	-	946

Income (loss) from discontinued operations	$581	$(18,680)

We anticipate continued expenses through the end of fiscal 2018 related to the discontinued operations. We will continue to incur expenses related to the remaining agricultural land we own and for the purpose of collecting outstanding receivables.

Liquidity, Capital Resources and Financial Position

At November 30, 2017, our working capital, defined as current assets less current liabilities, was $26.0 million, which included $24.6 million in cash and cash equivalents and short-term investments, and an additional $200,000 held in long-term investments. We believe that as of November 30, 2017, and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months.

Sky Ranch Development – During fiscal year 2018, we anticipate beginning construction of off-site improvements at Sky Ranch including drainage improvements, access roads, water and sewer facilities and other improvements which are estimated to cost approximately $10.2 million. We expect to phase construction of lots to deliver approximately 250 initial lots to builders over the next 12-18 months, which have an estimated construction cost of approximately $8 million. Pursuant to our Builder Contracts, we will collect certain funds from two of the three builders as we reach specified infrastructure milestones. We estimate that the development of the finished lots for the first phase (506 lots) of Sky Ranch will require total capital of approximately $28 million and estimate lot sales to home builders will generate approximately $35 million, providing a projected margin on lots of approximately $7 million.  We believe that our plan for phased construction and delivery of lots together with the progress payments from builders will enable us to have adequate cash to fund the development of lots.

ECCV Capacity Operating System – Pursuant to a 1982 contractual right, Rangeview may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than 10 miles of buried water pipeline located on the Lowry Range. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as Rangeview’s service provider and the Export Water Contractor (as defined in the 2014 Amended and Restated Lease Agreement among us, Rangeview and the Land Board), we entered into an agreement to operate and maintain the ECCV facilities, allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat fee of $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers. In addition, the ECCV system costs us approximately $8,000 per month to maintain.

South Metropolitan Water Supply Authority (“SMWSA”) and the Water Infrastructure Supply Efficiency Partnership (“WISE”) – SMWSA is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members, including Rangeview. Pursuant to the SMWSA Participation Agreement with Rangeview, we agreed to provide funding to Rangeview in connection with its membership in the SMWSA. In July 2013, Rangeview, together with nine other SMWSA members, formed an entity to enable its members to participle in a cooperative water project known as WISE and entered into an agreement that specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. On December 31, 2013, the South Metro WISE Authority (“SMWA”), the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”) and the City of Aurora acting by and through its Utility Enterprise (“Aurora Water”) entered into the Amended and Restated WISE Partnership – Water Delivery Agreement (the “WISE Partnership Agreement”), which provides for the purchase of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. We have entered into the Rangeview/Pure Cycle WISE Project Financing Agreement (the “WISE Financing Agreement”), which obligates us to fund Rangeview’s cost of participating in WISE. We anticipate that we will be investing approximately $5.2 million in total over the next five fiscal years to fund Rangeview’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE. In exchange for funding Rangeview’s obligations in WISE, we will have the sole right to use and reuse Rangeview’s 7% share of the WISE water and infrastructure to provide water service to Rangeview’s customers and to receive the revenue from such service. At full capacity, we will be entitled to approximately three million gallons per day of transmission pipeline capacity and 500 acre feet per year of water.

Summary Cash Flows Table

Table 5 - Summary Cash Flows Table

	Three Months Ended November 30,
	2017	2016	$ Change	% Change
Cash (used in) provided by:
Operating activities	$(692,000)	$(258,500)	$(433,500)	168%
Investing activities	$(1,394,000)	$1,143,800	$(2,537,800)	-222%
Financing activities	$214,600	$(1,500)	$216,100	-14407%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services and costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.

Cash used in operations in the three months ended November 30, 2017, increased by approximately $433,500 compared to the three months ended November 30, 2016, which is primarily due to the payment of accounts payable and accrued liabilities of approximately $330,000, increased billings of $781,200, and the reduction of prepaid expenses of $117,400 for the three months ended November 30, 2017. The accounts payable and accrued expenses and trade accounts receivable remained consistent during the three months ended November 30, 2016.  Additionally, the recognition of deferred income and amortization of prepaid expenses for the three months ended November 30, 2017, decreased by approximately $157,900 and $117,400, respectively, and net loss decreased approximately $241,400 as compared to the three months ended November 30, 2016.

Changes in Investing Activities – Investing activities in the three months ended November 30, 2017, consisted of the purchase of short-term investments of $885,600, the investment in our water system of $482,100 and the purchase of equipment of $26,300. Investing activities in the three months ended November 30, 2016, consisted of investments of $1.4 million reaching their maturity dates, investment in our water system of $265,400 and the purchase of equipment of $15,300.

Changes in Financing Activities – Financing activities in the three months ended November 30, 2017 consisted of a receipt of a note payable of $215,500 from the Sky Ranch District and a payment to contingent liability holders of $900.  Financing activities in the three months ended November 30, 2016, consisted of a payment to contingent liability holders of $1,600.

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

Revenue Recognition

Our revenues consist mainly of monthly service fees, tap fees, construction fees, and consulting fees. Additionally, we receive other income from oil and gas leases and related royalties on our properties. Monthly metered water usage fees, monthly wastewater treatment fees, consulting fees and oil and gas royalties are recognized in income each month as earned.

Until September 1, 2017, as further described in Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2017 Annual Report, tap and construction fees derived from agreements for which we constructed infrastructure owned by others were deferred upon receipt and recognized as revenue pursuant to the percentage-of-completion method. Tap and construction fees derived from agreements for which we owned the infrastructure were recognized as revenue ratably over the estimated service life (30 years or more) of the assets constructed with such fees.

In the period ended November 30, 2017, we completed our review of the adoption of ASU 2014-09 and the related impact on each of our revenue streams (water and wastewater usage fees, consulting fees, tap fees, special facility or construction fees, and oil and gas revenues). Upon completion of our evaluation of the standard, we determined to early adopt the new revenue recognition standard beginning September 1, 2017, in accordance with the transition provisions in ASU 2014-09, utilizing the modified retrospective method. We concluded that the adoption would not have a material impact on our financial statements.

We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit, which resulted in a reduction of our accumulated deficit of approximately $1.1 million. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The most significant impact of the standard relates to our accounting for tap fees and special facility or construction fees, which revenues are expected to be recognized in earlier periods under the new revenue standard. Revenue recognition related to our water and wastewater usage fees and consulting fees will remain substantially unchanged. Monthly wholesale water usage charges are assessed to our customers based on actual metered usage each month plus a base monthly service fee. We recognize wholesale water usage revenues upon delivering water to our customers or our governmental customer’s end-use customers, as applicable. We invoice sales of Export Water directly, and revenues we recognize from such sales are shown gross of royalties to the Land Board. Sales of water on the Lowry Range are invoiced directly by the Rangeview District, and a percentage of such collections are then paid to us by the Rangeview District. Water revenues from such sales are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District.

We recognize wastewater treatment fees monthly based on usage. The monthly wastewater treatment fees are shown net of amounts retained by the Rangeview District. Costs of delivering water and providing wastewater services to customers are recognized as incurred.

Revenues received pursuant to the Rangeview Lease, the Sky Ranch O&G Lease and the Bison Lease consisting of up-front payments were recognized as other income on a straight-line basis over the initial term or extension of term, as applicable, of the leases.

Impairment of Water Assets and Other Long-Lived Assets

We review our long-lived assets for impairment whenever management believes events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated future undiscounted net cash flows we expect to be generated by the eventual use of the asset. If such assets are considered to be impaired and, therefore, the costs of the assets deemed to be unrecoverable, the impairment to be recognized would be the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

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

We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. See further discussion regarding our land held for sale in Note 4 – Water and Land Assets to Part II, Item 8 of our 2017 Annual Report.

Our Front Range Water Rights – We determine the undiscounted cash flows for our Denver-based assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2017, and determined that there were no material changes and our Denver-based assets are not impaired and their costs are deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g., Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. Our combined Lowry Water Supply and Sky Ranch water assets have a carrying value of $34.7 million as of November 30, 2017. Based on the carrying value of our water rights, the long-term and uncertain nature of any development plans, current tap fees of $24,620 and estimated gross margins, we estimate that we would need to add 2,300 new water connections (requiring 3.5% of our portfolio) to generate net revenues sufficient to recover the costs of our Lowry Water Supply assets. If tap fees increase 5%, we would need to add 2,100 new water taps (requiring 3.4% of our portfolio) to recover the costs of our Lowry Water Supply assets. If tap fees decrease 5%, we would need to add 2,400 new water taps (requiring 3.7% of our portfolio) to recover the costs of our Lowry Water Supply assets.

Changes in the housing market throughout the Front Range can vary from our estimated tap sale projections; however, these changes do not alter our water ownership, our service obligations to existing properties or the number of SFEs we can service.

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
●
the impact of the Tax Cuts and Jobs Act;
●
our intent to sell certain farms in due course;
●
receipt of the first priority payout under the CAA;
●
the timing and impact on our financial statements of new home construction and other development in the areas where we may sell our water;
●
utilization of our water assets;
●
growth in our targeted service area;
●
plans to continue to provide water and wastewater services to commercial and industrial customers;
●
projected capital spending for the first phase of Sky Ranch;
●
timing of delivery of finished lots at Sky Ranch;
●
sufficiency of our working capital to fund our operations for the next 12 months;
●
our ability to fund improvements needed to deliver finished lots to home builders at Sky Ranch by phasing construction and delivery of lots and utilizing progress payments from builders;
●
the potential for frack sales;
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
●
objectives of our investment activities; and
●
timing of the recognition of income related to the Bison Lease.

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
●
uncertainties in water court rulings;
●
our ability to collect on any judgments; and
●
factors described under “Risk Factors” in our 2017 Annual Report.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest-bearing investments. As of November 30, 2017, we own 61 certificates of deposit with stated maturity dates and locked interest rates. Therefore, we are not subject to interest rate fluctuations. We have no investments denominated in foreign currencies; therefore, our investments are not subject to foreign currency exchange rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of November 30, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company. Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on December 14, 2007.
3.2	Bylaws of the Company. Incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed on December 14, 2007.
10.1	Eleventh Amendment to Contract for Purchase and Sale of Real Estate, dated November 10, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc.*
10.2	Tenth Amendment to Contract for Purchase and Sale of Real Estate, dated November 10, 2017, by and between PCY Holdings, LLC, and Taylor Morrison of Colorado, Inc.*
10.3	Tenth Amendment to Contract for Purchase and Sale of Real Estate, dated November 10, 2017, by and between PCY Holdings, LLC, and KB Home Colorado Inc.*
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION

January 9, 2018	By:	/s/ Mark W. Harding
Mark W. Harding
President and Chief Financial Officer