Form 10-Q
period 2018-02-28
PURE CYCLE CORP
filed 2018-04-06
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

 X
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2018
or
 __
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-8814

PURE CYCLE CORPORATION
(Exact name of registrant as specified in its charter)
Colorado	84-0705083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

34501 E. Quincy Avenue, Bldg. 34, Watkins, CO	80137
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 6, 2018:

Common stock, 1/3 of $.01 par value	23,764,098
(Class)	(Number of Shares)

4423538.7

PURE CYCLE CORPORATION

i

PART I – FINANCIAL INFORMATION

Item 1.
Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:	February 28, 2018	August 31, 2017
	(unaudited)
Current assets:
Cash and cash equivalents	$3,087,823	$5,575,823
Short-term investments	17,132,401	20,055,345
Trade accounts receivable	909,527	663,762
Notes receivable - related parties, including accrued interest, current	-	215,504
Prepaid expenses and other current assets	1,594,982	503,100
Assets of discontinued operations, net	91,075	110,748
Total current assets	22,815,808	27,124,282

Long-term investments	1,427,663	187,975
Investments in water and water systems, net	34,907,176	34,575,713
Land and mineral interests	7,353,690	6,248,371
Notes receivable - related parties, including accrued interest	2,341,665	776,364
Other assets	568,128	424,226
Assets of discontinued operations held for sale	450,641	450,641
Total assets	$69,864,771	$69,787,572

LIABILITIES:
Current liabilities:
Accounts payable	$459,221	$492,410
Accrued liabilities	85,059	380,852
Deferred revenues	-	55,800
Deferred oil and gas lease payment	55,733	-
Liabilities of discontinued operations	8,582	11,165
Total current liabilities	608,595	940,227

Deferred revenues, less current portion	-	999,688
Deferred oil and gas lease payment, less current portion	88,244	-
Participating Interests in Export Water Supply	339,937	341,558
Total liabilities	1,036,776	2,281,473

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $.001 per share, 25 million shares authorized;
432,513 shares issued and outstanding
(liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized;
23,764,098 and 23,754,098 shares outstanding, respectively	79,218	79,185
Additional paid-in capital	171,664,031	171,431,486
Accumulated other comprehensive income (loss)	19,613	(11,105)
Accumulated deficit	(102,935,300)	(103,993,900)
Total shareholders' equity	68,827,995	67,506,099
Total liabilities and shareholders’ equity	$69,864,771	$69,787,572

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Revenues:
Metered water usage	$803,771	$190,665	$1,726,344	$331,766
Wastewater treatment fees	9,293	11,225	20,482	23,549
Special facility funding recognized	-	10,377	-	20,754
Water tap fees recognized	-	3,573	49,948	7,147
Other	31,597	21,238	58,019	52,961
Total revenues	844,661	237,078	1,854,793	436,177

Expenses:
Water service operations	(136,804)	(77,701)	(488,619)	(157,566)
Wastewater service operations	(8,684)	(7,393)	(14,671)	(14,969)
Depletion and depreciation	(44,196)	(67,575)	(100,142)	(109,380)
Other	(24,127)	(16,011)	(40,579)	(32,272)
Total cost of revenues	(213,811)	(168,680)	(644,011)	(314,187)
Gross profit	630,850	68,398	1,210,782	121,990

General and administrative expenses	(519,626)	(449,545)	(1,180,608)	(892,787)
Depreciation	(125,537)	(74,267)	(244,577)	(148,255)
Operating loss	(14,313)	(455,414)	(214,403)	(919,052)

Other income (expense):
Oil and gas lease income, net	13,933	6,000	23,222	11,265
Oil and gas royalty income, net	49,778	71,275	91,540	139,403
Interest income	52,512	66,098	106,974	139,665
Other	(2,588)	(2,600)	(5,203)	(5,215)
Net income (loss) from continuing operations	99,322	(314,641)	2,130	(633,934)
Income (loss) from discontinued operations, net of taxes	840	(2,649)	1,421	(21,329)
Net income (loss)	$100,162	$(317,290)	$3,551	$(655,263)
Unrealized holding gains (losses)	11,096	(12,682)	30,718	(34,892)
Total comprehensive income (loss)	$111,258	$(329,972)	$34,269	$(690,155)

Basic and diluted net income (loss) per common share
Income (loss) from continuing operations	*	$(0.01)	*	$(0.03)
Income (loss) from discontinued operations	*	*	*	*
Net income (loss)	*	$(0.01)	*	$(0.03)

Weighted average common shares outstanding–basic	23,760,765	23,754,098	23,757,431	23,754,098
Weighted average common shares outstanding–diluted	23,915,194	23,814,351	23,893,272	23,813,529
* Amount is less than $.01 per share

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three months ended February 28, 2018
(unaudited)

					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Deficit	Total
August 31, 2017 balance:	432,513	$433	23,754,098	$79,185	$171,431,486	$(11,105)	$(103,993,900)	$67,506,099
Stock option exercises			10,000	$33	$74,967			75,000
Share-based compensation	–	–	–	–	157,578	–	–	157,578
Adoption of accounting standards	–	–	–	–	–	–	1,055,049	1,055,049
Net income	–	–	–	–	–	–	3,551	3,551
Unrealized holding gain on investments	–	–	–	–	–	30,718	–	30,718
February 28, 2018 balance:	432,513	$433	23,764,098	$79,218	$171,664,031	$19,613	$(102,935,300)	$68,827,995

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended February 28,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$3,551	$(655,263)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and depletion	344,716	257,639
Equity loss in Well Enhancement Recovery Systems, LLC	5,204	4,267
Share-based compensation expense	157,578	104,495
Interest income and other non-cash items	30,508	(34,997)
Interest added to receivable from related parties	(15,057)	(12,476)
Changes in operating assets and liabilities:
Trade accounts receivable	(245,765)	102,670
Prepaid expenses	(1,091,882)	(134,927)
Notes receivable - related parties	(60,244)	(53,608)
Accounts payable and accrued liabilities	(328,982)	(185,377)
Deferred revenues	-	(27,902)
Deferred oil and gas lease payment	143,978	(12,000)
Net cash used in operating activities from continuing operations	(1,056,395)	(647,479)
Net cash provided by operating activities from discontinued operations	16,650	111,180
Net cash used in operating activities	(1,039,745)	(536,299)

Cash flows from investing activities:
Sale (purchase) of short-term investments, net	2,928,145	7,218,350
Purchase of long-term investments	(1,244,889)	-
Investments in water, water systems, and land	(1,769,695)	(4,596,397)
Purchase of property and equipment	(160,699)	(29,542)
Net cash (used in) provided by investing activities	(247,138)	2,592,411

Cash flows from financing activities:
Issuance of note receivable - related parties	(1,490,000)	-
Proceeds from note receivable - related parties	215,504	-
Proceeds from the issuance of stock	75,000	-
Payments to contingent liability holders	(1,621)	(1,909)
Net cash used in financing activities	(1,201,117)	(1,909)
Net change in cash and cash equivalents	(2,488,000)	2,054,203
Cash and cash equivalents – beginning of period	5,575,823	4,697,288
Cash and cash equivalents – end of period	$3,087,823	$6,751,491

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Investments in water assets through accounts payable	$-	$1,141,373

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2018

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The February 28, 2018 consolidated balance sheet, the consolidated statements of operations and comprehensive income (loss) for the three and six months ended February 28, 2018 and 2017, the consolidated statement of shareholders’ equity for the six months ended February 28, 2018, and the consolidated statements of cash flows for the six months ended February 28, 2018 and 2017 have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at February 28, 2018, and for all periods presented. As described in Revenue Recognition and Recently Issued Accounting Pronouncements below, the Company early adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a reputable financial institution. At various times during the three months ended February 28, 2018, the Company’s main operating account exceeded federally insured limits. The Company has never suffered a loss due to such excess balance.

Investments

Management determines the appropriate classification of its investments in certificates of deposit and debt and equity securities at the time of purchase and re-evaluates such determinations each reporting period.

Certificates of deposit and debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company has $1,428,000 of investments classified as held-to-maturity at February 28, 2018, which represent certificates of deposit and a U.S. Treasury note with maturity dates after February 28, 2019. Securities that the Company does not have the positive intent or ability to hold to maturity, including certificates of deposit, debt securities and any investments in equity securities, are classified as available-for-sale. Securities classified as available-for-sale are marked-to-market at each reporting period. Changes in value of such securities are recorded as a component of Accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. The Company’s certificates of deposit and treasury securities mature at various dates through March 2019.

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
FEBRUARY 28, 2018

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

Notes Receivable – Related Parties – The market value of the notes receivable – related parties from Rangeview Metropolitan District (the “Rangeview District”), Sky Ranch Metropolitan District No. 5 and the Sky Ranch Community Authority Board, an entity formed by Sky Ranch Metropolitan District Nos. 1 and 5 (the "CAB") as described fruther in Note 6 - Related Party Transactions, are not practical to estimate due to the related party nature of the underlying transactions.

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

Comparative results for the three and six months ended February 28, 2018 and 2017 differ due to the adoption by the Company of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as of September 1, 2017. Prior to the adoption of ASU 2014-09, proceeds from tap fees and construction fees were deferred upon receipt and recognized in income either upon completion of construction of infrastructure or ratably over time, depending on whether the Company owned the infrastructure constructed with the proceeds or a customer owned the infrastructure constructed with the proceeds. Tap and construction fees derived from agreements in which the Company would not own the assets constructed with the fees were recognized as revenue using the percentage-of-completion method. Tap and construction fees derived from agreements for which the Company would own the infrastructure were recognized as revenues ratably over the estimated accounting service life of the facilities constructed, starting at completion of construction, which could be in excess of 30 years.

As described in Recently Issued Accounting Pronouncements below, the Company has completed its review of the adoption of ASU 2014-09 and the related impact on each of the Company’s revenue streams (water and wastewater usage fees, consulting fees, tap fees, special facility or construction fees, and oil and gas revenues). Upon completion of the Company’s evaluation of the standard, the Company determined to early adopt the new revenue recognition standard beginning September 1, 2017, in accordance with the transition provisions in ASU 2014-09, utilizing the modified retrospective method. The Company’s analysis concluded that the adoption did have a material impact on the 2018 financial statements.

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

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2018

Wholesale Water and Wastewater Fees – Monthly wholesale water usage charges are assessed to the Company’s customers based on actual metered usage each month plus a base monthly service fee. The Company recognizes wholesale water usage revenues upon delivering water to its customers or its governmental customer’s end-use customers, as applicable. Sales of Export Water are invoiced directly by the Company, and revenues recognized by the Company are shown gross of royalties to the State of Colorado Board of Land Commissioners (the “Land Board”). Sales of water on the “Lowry Range” (described in Note 4 – Water and Land Assets under “Rangeview Water Supply and Water System” of the 2017 Annual Report) are invoiced directly by the Rangeview District, and the Rangeview District pays a percentage of such collections to the Company. Water revenues recognized from sales on the Lowry Range are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District. The Company recognized $804,800 and $190,700 of metered water usage revenues during the three months ended February 28, 2018 and 2017, respectively. The Company recognized $1,726,400 and $331,800 of metered water usage revenues during the six months ended February 28, 2018 and 2017, respectively.

The Company recognizes wastewater treatment fees monthly based on usage. The monthly wastewater treatment fees are shown net of amounts retained by Rangeview. The Company recognized $9,300 and $11,200 of wastewater treatment fees during the three months ended February 28, 2018 and 2017, respectively. The Company recognized $20,500 and $23,500 of wastewater treatment fees during the six months ended February 28, 2018 and 2017, respectively. Costs of delivering water and providing wastewater services to customers are recognized as incurred.

Tap Fees – The Company has various water and wastewater service agreements, components of which may include tap fees. A tap fee constitutes a right to connect to the Company’s wholesale water and wastewater systems through a service line to a residential or commercial building or property, and once granted, the customer may make a physical tap into the wholesale line(s) to connect its property for water and/or wastewater service. Once connected to the water and/or wastewater systems, the customer has live service to receive metered water deliveries and send wastewater. Thus, the customer has full control of the connection right as it has the ability to obtain all of the benefits from this right. As such, management has determined that tap fees are separate and distinct performance obligations.

The Company recognizes water tap fees as revenue at the time the Company grants a right for the customer to tap into the water service line to obtain water service. The Company recognized $0 and $3,600 of water tap fee revenues during the three months ended February 28, 2018 and 2017, respectively. The Company recognized $49,900 and $7,100 of water tap fee revenues during the six months ended February 28, 2018 and 2017, respectively. The water tap fees recognized during these periods are net of the royalty payments to the Land Board and amounts paid to third parties pursuant to the CAA as further described in Note 4 – Long-Term Obligations and Operating Lease below.

The Company recognizes construction fees, including fees received to construct “Special Facilities” (defined in Part I, Item 1 of the 2017 Annual Report), on a percentage-of-completion basis as the construction is completed. Special Facilities are facilities that enable water to be delivered to a single customer. Management has determined that Special Facilities are separate and distinct performance obligations. The Company recognized $10,400 and $20,800 of Special Facilities funding as revenue during the three and six months ended February 28, 2017, respectively. No Special Facilities revenue has been recognized during the three or six months ended February 28, 2018. The 2017 amounts are the ratable portion of the Special Facilities funding, or construction fees, received from water agreements as more fully described in Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2017 Annual Report.

As of February 28, 2018, and August 31, 2017, the Company has deferred recognition of approximately $0 and $1,055,500, respectively, of water tap and construction fee revenue.

Consulting Fees – Consulting fees are fees the Company receives, typically on a monthly basis, from municipalities and area water providers along the I-70 corridor, for contract operations services. Consulting fees are recognized monthly based on a flat monthly fee plus charges for additional work performed. The Company recognized $31,600 and $21,200 of consulting fees during the three months ended February 28, 2018 and 2017, respectively. The Company recognized $58,000 and $53,000 of consulting fees during the six months ended February 28, 2018 and 2017, respectively.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2018

Lot Sales – The Company owns 931 acres of land zoned as a Master Planned Community along the I-70 corridor east of Denver, Colorado, known as Sky Ranch. We have entered into purchase and sale agreements with three separate home builders pursuant to which the Company agreed to sell, and each builder agreed to purchase, residential lots at the property. The Company began construction of lots on March 1, 2018 and will segment its reporting of the activity relating to the costs and revenues from the construction and sale of lots at Sky Ranch. The Company did not recognize any lot sales during the six months ended February 28, 2018.

The Company sells lots at Sky Ranch pursuant to distinct agreements with each builder. These agreements follow one of two formats. One format is the sale of a finished lot, whereby the purchaser pays for a finished lot which is ready to build and the payment is a lump-sum payment upon completion of the finished lot. The Company will recognize revenues from the sale of finished lots at the time of sale as the transaction cycle will be complete with the delivery of a finished lot and the Company will have no further obligations.

The Company's second format for the sale of lots is pursuant to a development agreement with builders, whereby the Company will recognize revenues in stages that include (i) payment upon the delivery of platted lots (which requires the Company to deliver deeded title to individual lots), (ii) a second payment at the completion of certain infrastructure milestones, and (iii) final payment at the delivery of the finished lot. Under the development agreement format, the Company will defer the receipt of revenues from the first two milestones and recognize the full revenue from the sale of the lot once the Company completes all contractual commitments concurrent with the final delivery of the finished lot.

Royalty and Other Obligations

Revenues from the sale of Export Water are shown gross of royalties payable to the Land Board. Revenues from the sale of water on the “Lowry Range” (described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2017 Annual Report) are shown net of the royalties to the Land Board and the amounts retained by the Rangeview District.

Oil and Gas Lease Payments

As further described in Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2017 Annual Report, in March 2011, the Company entered into a Paid-Up Oil and Gas Lease and a Surface Use and Damage Agreement that were subsequently purchased by a wholly owned subsidiary of ConocoPhillips Company. Two wells were drilled within the Company’s mineral interest and in March 2015 were placed into service and began producing oil and gas and accruing royalties to the Company. During the three months ended February 28, 2018 and 2017, the Company received $49,800 and $71,300 net of taxes, respectively, in royalties attributable to these two wells. During the six months ended February 28, 2018 and 2017, the Company received $91,500 and $139,400 net of taxes, respectively, in royalties attributable to these two wells. The Company classifies income from oil and gas lease and royalty payments as Other Income in the statement of operations and comprehensive income (loss) as the Company does not consider these arrangements to be an operating business activity.

On October 5, 2017, the Company entered into a Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP, for the purpose of exploring for, developing, producing, and marketing oil and gas on the 40 acres of mineral estate the Company owns adjacent to the Lowry Range (the “Bison Lease”). Pursuant to the Bison Lease, the Company received an up-front payment of $167,200, which will be recognized as income on a straight-line basis over three years (the term of the Bison Lease). The Company recognized $13,900 and $23,200 during the three and six months ended February 28, 2018, respectively, of lease income related to the up-front payment received pursuant to the Bison Lease. As of February 28, 2018, the Company has deferred recognition of $144,000 of income related to the Bison Lease which will be recognized into income ratably through September 2020.

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
FEBRUARY 28, 2018

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

Capitalized Lot Development Costs and Public Improvement Loans at Sky Ranch

Capitalized lot development costs at Sky Ranch are costs incurred to construct lots at Sky Ranch that meet the Company's capitalization criteria for improvements to a lot and are capitalized as incurred, including interest.  The Company capitalizes certain legal, engineering, design, permitting, land acquisition, and construction costs related to the development of lots at Sky Ranch.  We use the specific identification method for purposes of accumulating land development costs and allocate costs to each lot to determine the cost basis for each lot sale.  We will record all land cost of sales when a lot is closed on a lot-by-lot basis.

Additionally, the Company will fund certain costs related to the development of public improvements, such as drainage improvements, storm water improvements, roadways, curb and gutter improvements, parks and open spaces, etc.  These costs are incurred by the CAB and funds for these improvements are advanced by the Company to the CAB under a Project Funding and Reimbursement Agreement which acts as a loan of funds from the Company to the CAB and earns interest at the rate of 6%.  As homes are sold, the Sky Ranch Metropolitan Districts will develop assessed value in the community and levy mills against the assessed value to generate property tax revenues to the Sky Ranch Metropolitan Districts that can be used to fund the CAB to repay the Company's loan advances.  These loan advances are recorded as a note receivable and accrue interest from the time of the loan.

Share-Based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company records share-based compensation costs as expense over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options has no impact on the income tax provisions. The Company recognized $77,400 and $64,500 of share-based compensation expense during the three months ended February 28, 2018 and 2017, respectively, and $157,600 and $104,500 of share-based compensation expense during the six months ended February 28, 2018 and 2017, respectively.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits as of February 28, 2018.

Due to the complexities involved in accounting for the recently enacted Tax Cuts and Jobs Act (the "Tax Act"), the SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”) requires that the Company include in its financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such estimate has been determined.  Pursuant to SAB 118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The final impact on the Company from the Tax Act may differ from the aforementioned estimates due to the complexity of calculating and supporting with primary evidence, changes in interpretations of the Tax Act, future legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the reasonable estimate. The Company’s deferred tax asset and full valuation allowance was decreased by approximately $1 million as a result of the decreased corporate tax rate.  The Company will continue to evaluate the impact of the Tax Act and will record any resulting tax adjustments during 2018.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2018

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal year 2014 through fiscal year 2017. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At February 28, 2018, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended February 28, 2018 or 2017.

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

Discontinued Operations Income Statement

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Farm revenues	$840	$6,034	$1,421	$6,034
Farm expenses	-	-	-	-
Gross profit	840	6,034	1,421	6,034

General and administrative expenses	-	17,104	-	36,730
Operating profit (loss)	840	(11,070)	1,421	(30,696)
Finance charges	-	8,421	-	9,367
Income (loss) from discontinued operations	$840	$(2,649)	$1,421	$(21,329)

The Company anticipates continued expenses through calendar 2018 related to the discontinued operations. The Company will continue to incur expenses (including property taxes) related to the remaining agricultural land the Company continues to own and for the purpose of collecting outstanding receivables.

The individual assets and liabilities of the discontinued agricultural business are combined in the captions “Assets of discontinued operations held for sale” and “Liabilities of discontinued operations” in the consolidated balance sheet. The carrying amounts of the major classes of assets and liabilities included as part of the discontinued business are presented in the following table:

Discontinued Operations Balance Sheet

	February 28, 2018	August 31, 2017
Assets:
Trade accounts receivable	$91,100	$110,700
Land held for sale (*)	450,600	450,600
Total assets	$541,700	$561,300

Liabilities:
Accrued liabilities	$8,600	$11,200
Total liabilities	$8,600	$11,200

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

Income (Loss) per Common Share

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 535,500 and 480,500 common share equivalents were outstanding as of February 28, 2018 and 2017, respectively, and have been included in the calculation of net income per common share but excluded from the calculation of loss per common share as their effect is anti-dilutive.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2018

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes the present GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. This standard is effective for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact of ASU 2016-02.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 describes how an entity’s management should assess, considering both quantitative and qualitative factors, whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, which represents a change from the existing literature that requires consideration about an entity’s ability to continue as a going concern within one year after the balance sheet date. The standard was effective for the Company on September 1, 2017. The adoption of ASU 2014-15 did not have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The standard supersedes ASU No. 2009-13, Revenue Recognition (Topic 605) (“ASC 605”) and requires the use of more estimates and judgments than do the present standards. It also requires additional disclosures. The Company has completed its review of the adoption of ASU 2014-09 and the related impact on each of the Company’s revenue streams (water and wastewater usage fees, consulting fees, tap fees, special facility or construction fees, and oil and gas revenues). Upon completion of the Company’s evaluation of the standard, the Company determined to early adopt the new revenue recognition standard beginning September 1, 2017, in accordance with the transition provisions in ASU 2014-09, utilizing the modified retrospective method. The Company concluded that the adoption did have a material impact on the Company’s financial statements.

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

The cumulative effect of the changes made to the Company’s consolidated September 1, 2017 balance sheet for the adoption of ASU 2014-09 were as follows:

	Balance at	Adjustments	Balance at
	August 31, 2017	Due to ASU 2014-09	September 1, 2017
Balance Sheet
Assets
Deferred tax assets (Deferred revenue)	$316,400	$(316,400)	$-
Deferred tax assets - valuation allowance (Deferred revenue)	(316,400)	316,400	-
Liabilities
Deferred revenues	$55,800	$(55,800)	$-
Deferred revenues, less current portion	999,249	(999,249)	-
Equity
Accumulated deficit	$(103,993,900)	$1,055,049	$(102,938,851)

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2018

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s consolidated statements of operations and comprehensive income (loss) and balance sheet was as follows:

For the Six Months Ended February 28, 2018
		Amounts that would have been reported	Effect of Change
	As Reported	under ASC 605	Higher/(Lower)
Income statement
Revenues
Special facility fees	$-	$20,754	$(20,754)
Water tap fees	49,948	57,095	(7,147)
Net income	$3,551	$31,452	$(27,901)

As of February 28, 2018
		Amounts that would have been reported	Effect of Change
	As Reported	under ASC 605 (1)	Higher/(Lower)
Balance Sheet
Liabilities
Deferred revenues	$-	$55,800	$(55,800)
Deferred revenues, less current portion	-	999,249	(999,249)
Deferred oil and gas lease payment (1)	55,733	55,733	-
Deferred oil and gas lease payment, less current portion	88,244	88,244	-

Equity
Accumulated deficit	$(102,935,300)	$(103,962,448)	$1,027,148

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

NOTE 2 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine where within the fair value hierarchy the measurment falls.

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the NASDAQ Stock Market. The Company had no Level 1 assets or liabilities as of February 28, 2018 or August 31, 2017.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had 17 and 56 Level 2 assets as of February 28, 2018 and August 31, 2017, respectively, which consist of certificates of deposit, U.S. Treasury bills and U.S. Treasury notes.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2018

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability, the contingent portion of the CAA, as of February 28, 2018 and August 31, 2017. The Company has determined that the contingent portion of the CAA does not have a determinable fair value (see Note 4 – Long-Term Obligations and Operating Lease).

The Company maintains policies and procedures to value instruments using what management believes to be the best and most relevant data available.

Level 2 Asset – Available for Sale Securities. The Company’s available for sale securities are the Company’s only financial asset measured at fair value on a recurring basis. The fair value of the available for sale securities is based on the values reported by the financial institutions where the funds are held. These securities include only federally insured certificates of deposit and U.S. Treasury bills and notes.

The Company’s non-financial assets measured at fair value on a non-recurring basis consist entirely of its investments in water and water systems, land held for sale, and other long-lived assets. See Note 3 – Water and Land Assets below.

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of February 28, 2018:

			Fair Value Measurement Using:
		Cost / Other	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Accumulated Unrealized Gains and
	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Certificates of deposit	$1,246,500	$1,250,000	$-	$1,246,500	$-	$(3,500)
U.S. treasuries	15,885,900	15,862,300	-	15,885,900	-	23,600
Subtotal	$17,132,400	$17,112,300	$-	$17,132,400	$-	$20,100
Long-term investments	1,427,700	1,428,200	-	1,427,700	-	(500)
Total	$18,560,100	$18,540,500	$-	$18,560,100	$-	$19,600

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of August 31, 2017:

			Fair Value Measurement Using:
		Cost / Other	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Accumulated Unrealized Gains and
	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)	(Losses)
Certificates of deposit	$12,673,700	$12,694,500	$-	$12,673,700	$-	$(20,800)
U.S. treasuries	7,381,700	7,372,000	-	7,381,700	-	9,700
Subtotal	$20,055,400	$20,066,500	$-	$20,055,400	$-	$(11,100)
Long-term investments	188,000	188,000	-	188,000	-	-
Total	$20,243,400	$20,254,500	$-	$20,243,400	$-	$(11,100)

NOTE 3 – WATER AND LAND ASSETS

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2017 Annual Report. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the six months ended February 28, 2018.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2018

Investment in Water and Water Systems

The Company’s Investments in Water and Water Systems consist of the following costs and accumulated depreciation and depletion at February 28, 2018 and August 31, 2017:

	February 28, 2018		August 31, 2017
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Rangeview water supply	$14,794,700	$(11,700)	$14,529,600	$(10,600)
Sky Ranch water rights and other costs	6,772,300	(488,400)	6,725,000	(436,300)
Fairgrounds water and water system	2,899,900	(1,018,900)	2,899,900	(974,800)
Rangeview water system	1,639,000	(234,100)	1,639,000	(207,000)
WISE partnership	3,114,100	-	3,114,100	-
Water supply – other	1,049,200	(455,300)	944,800	(401,300)
Wild Pointe service rights	1,631,800	(227,000)	1,631,700	(213,000)
Sky Ranch pipeline	4,697,800	(117,500)	4,700,000	(39,200)
Construction in progress	861,300	-	673,800	-
Totals	37,460,100	(2,552,900)	36,857,900	(2,282,200)
Net investments in water and water systems	$34,907,200		$34,575,700

Capitalized terms in this section not defined herein are defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2017 Annual Report.

Depletion and Depreciation

The Company recorded depletion charges of $900 and $200 during the three months ended February 28, 2018 and 2017, respectively. The Company recorded depletion charges of $1,000 and $500 during the six months ended February 28, 2018 and 2017, respectively. During the three and six months ended February 28, 2018, the depletion was related entirely to the “Lowry Water Supply.” The Lowry Water Supply is defined as the “Rangeview Water Supply” and described in detail in Note 4 – Water and Land Assets in Part II, Item 8 of the 2017 Annual Report.

The Company recorded $169,700 and $141,800 of depreciation expense during the three months ended February 28, 2018 and 2017, respectively. The Company recorded $344,700 and $257,600 of depreciation expense during the six months ended February 28, 2018 and 2017, respectively. These figures include depreciation for other equipment not included in the table above.

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
FEBRUARY 28, 2018

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

From time to time, the Company reacquired various portions of the CAA obligations, which retained their original priority, including the Land Board’s CAA interest which was assigned and relinquished to the Company in 2014. The Company did not make any CAA acquisitions during the three months ended February 28, 2018 and 2017.

As a result of the acquisitions, the Company is currently allocated approximately 88% of the total proceeds from the sale of Export Water after payment of the Land Board royalty. The acquisitions and cumulative sales of Export Water are detailed in the table below. The remaining potential third-party obligation at February 28, 2018, is approximately $1 million.

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third-Party Obligation	Paticipating Interests Liability	Contingency
Original balances	$–	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2017:
Acquisitions	–	28,042,500	(28,042,500)	(9,790,000)	(18,252,500)
Relinquishment	–	2,386,400	(2,386,400)	(832,100)	(1,554,300)
Option payments - Sky Ranch
and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees (1)	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	676,500	(540,300)	(136,200)	(47,300)	(88,900)
Balance at August 31, 2017	1,319,900	29,691,700	1,014,600	341,600	673,000
Fiscal 2018 activity:
Export Water sale payments	39,100	(34,400)	(4,700)	(1,600)	(3,100)
Balance at February 28, 2018	$1,359,000	$29,657,300	$1,009,900	$340,000	$669,900

(1) The Arapahoe County tap fees are net of $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. Of the next approximately $6.6 million of Export Water payouts, which at current levels would occur over several years, the Company will receive approximately $5.9 million of revenue. Thereafter, the Company will be entitled to all but approximately $220,000 of the proceeds from the sale of Export Water after deduction of the Land Board royalty.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2018

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

Operating Lease

Effective February 2018, the Company entered into an operating lease for office space totaling approximately 11,393 square feet of office and warehouse space. The lease has a three-year term with payments of $6,600 per month and an option to extend the primary lease term for a two-year period at a rate equal to a 12.5% increase over the primary base payments. The change in the lease costs is not material to the Company's operations.

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

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the six months ended February 28, 2018:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Oustanding at August 31, 2017	465,500	$4.88	6.30	$1,007,740
Granted (1)	82,500	8.05
Exercised	(10,000)	7.50
Forfeited or expired	(2,500)	7.50
Outstanding at February 28, 2018	535,500	$5.31	6.54	$1,439,840

Options exercisable at February 28, 2018	379,668	$4.66	5.46	$1,248,740

(1) Includes 50,000 shares granted to Mr. Harding on September 27, 2017 and 32,500 total shares granted to the board of directors on January 17, 2018.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2018

The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan as of and for the six months ended February 28, 2018:

	Number of Options	Weighted-Average Grant Date Fair Value
Non-vested options oustanding at August 31, 2017	147,500	$3.64
Granted	82,500	4.41
Vested	(74,168)	2.84
Forfeited	-	-
Non-vested options outstanding at February 28, 2018	155,832	$3.76

All non-vested options are expected to vest.

Stock-based compensation expense was $77,400 and $64,500 for the three months ended February 28, 2018 and 2017, respectively. Stock-based compensation expense was $157,600 and $104,500 for the six months ended February 28, 2018 and 2017, respectively.

At February 28, 2018, the Company had unrecognized expenses relating to non-vested options that are expected to vest totaling $294,800. The weighted-average period over which these options are expected to vest is approximately two years.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Rangeview District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range and other approved areas.  The Rangeview District is governed by an elected board of directors. Eligible voters and persons eligible to serve as a director of the Rangeview District must own an interest in property within the boundaries of the Rangeview District. The Company owns certain rights and real property interests which encompass the current boundaries of the Rangeview District.  Sky Ranch Metropolitan District Nos. 1, 3, 4 and 5 are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing service to the Company’s Sky Ranch property (the “Sky Ranch Districts”).  The current members of the board of directors of the Rangeview District and Sky Ranch Districts consist of three employees of the Company and two independent board members.

On December 16, 2009, the Company entered into a Participation Agreement with the Rangeview District, whereby the Company agreed to provide funding to the Rangeview District in connection with the Rangeview District joining the South Metro Water Supply Authority (“SMWSA”). The Company provides funding pursuant to the Participation Agreement annually with an estimated 2018 funding amount of $22,200 and actual funding amount of $198,200 provided during the fiscal year 2017.

Through the WISE Financing Agreement, the Company agreed to fund the Rangeview District’s cost of participating in the regional water supply project known as the WISE partnership. The Company anticipates spending approximately $5.2 million over the next five fiscal years to fund the Rangeview District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE and to fund operations and water deliveries related to WISE. To date, the Company has capitalized the funding provided pursuant to the WISE Financing Agreement because the funding has been provided to purchase capacity in the WISE infrastructure. Total investment in the WISE assets as of February 28, 2018 is approximately $3.1 million.

In 1995, the Company extended a loan to the Rangeview District. The loan provided for borrowings of up to $250,000, is unsecured, and bears interest based on the prevailing prime rate plus 2% (6.50% at February 28, 2018). The maturity date of the loan is December 31, 2020. In January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect. The $851,700 balance of the notes receivable at February 28, 2018, includes borrowings of $463,600 and accrued interest of $388,100.

The Company has been providing funding to the Sky Ranch Districts. In each year, since 2012, the Company has entered into an Operation Funding Agreement with one of the Sky Ranch Districts obligating the Company to advance funding to the Sky Ranch District for operations and maintenance expenses for the then current calendar year. All payments are subject to annual appropriations by the Sky Ranch District in its absolute discretion. The advances by the Company accrue interest at a rate of 8% per annum from the date of the advance.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2018

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

During the six months ended February 28, 2018, the Sky Ranch Districts repaid all advances plus accrued interest totaling $215,504, and as of the period then ended, there was no outstanding balance on the receivable.

In November 2017, but effective as of January 1, 2018, the Company entered into a Project Funding and Reimbursement Agreement with the CAB for the property within the boundaries and/or service area of the Sky Ranch Districts (the “Property”). Pursuant to that certain Community Authority Board Establishment Agreement (the “CABEA”), as the same may be amended from time to time, Sky Ranch Metropolitan District No. 1 and Sky Ranch Metropolitan District No. 5 formed the CAB to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the Property. In order for the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the Property. Improvements subject to the Project Funding and Reimbursement Agreement are determined pursuant to a mutually agreed upon budget. Each advance or reimbursable expense accrues interest at a rate of 6% per annum. Upon the CAB’s ratification of the advances and related expenditures, the amount is recorded as part of Notes receivable – related parties and reclassified from a short-term to a long-term asset.

During the three months ended February 28, 2018, the Company advanced the CAB $1.5 million to begin construction of improvements on the Property.

NOTE 7 – SIGNIFICANT CUSTOMERS

Pursuant to the Rangeview Water Agreements (defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2017 Annual Report) and an Export Service Agreement entered into with the Rangeview District dated June 16, 2017, the Company provides water and wastewater services on the Rangeview District’s behalf to the Rangeview District’s customers. Sales to the Rangeview District accounted for 4% and 27% of the Company’s total water and wastewater revenues for the three months ended February 28, 2018 and 2017, respectively. Sales to the Rangeview District accounted for 5% and 28% of the Company’s total water and wastewater revenues for the six months ended February 28, 2018 and 2017, respectively. The Rangeview District has one significant customer, the Ridgeview Youth Services Center. Rangeview’s significant customer accounted for 4% and 16% of the Company’s total water and wastewater revenues for the three months ended February 28, 2018 and 2017, respectively. Rangeview’s significant customer accounted for 4% and 23% of the Company’s total water and wastewater revenues for the six months ended February 28, 2018 and 2017, respectively.

Revenues related to the provision of water for the oil and gas industry to two customers accounted for 95% of the Company’s water and wastewater revenues for the three months ended February 28, 2018. Revenues related to the provision of water for the oil and gas industry to three customers accounted for 93% of the Company’s water and wastewater revenues for the six months ended February 28, 2018. Revenues related to the provision of water for the oil and gas industry to one customer accounted for 60% and 61% of the Company’s water and wastewater revenues for the three and six months ended February 28, 2017, respectively.

The Company had accounts receivable from the Rangeview District which accounted for 24% and 50% of the Company’s trade receivables balances at February 28, 2018 and August 31, 2017, respectively.  The Company had accounts receivable from one other customer of 54% at February 28, 2018 and 46% at August 31, 2017. Accounts receivable from the Rangeview District’s largest customer accounted for 15% and 19% of the Company’s water and wastewater trade receivables as of February 28, 2018 and August 31, 2017, respectively.

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2018

NOTE 8 – ACCRUED LIABILITIES

At February 28, 2018, the Company had accrued liabilities of $85,100, of which $5,000 was for estimated property taxes, $39,900 was for professional fees, and $40,200 was for operating payables.

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

NOTE 10 – SEGMENT INFORMATION

Prior to the sale of the Company’s agricultural assets and the residual operations through December 31, 2015, the Company operated primarily in two lines of business: (i) the wholesale water and wastewater business and (ii) the agricultural farming business. The Company has discontinued its agricultural farming operations. Currently the Company operates its wholesale water and wastewater services segment as its only line of business but anticipates it will report its land development activities at Sky Ranch as a separate segment in future filings. The wholesale water and wastewater services business includes selling water service to customers, which is then provided by the Company using water rights owned or controlled by the Company and developing infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater.

As part of the Company’s Sky Ranch development, the Company entered into contracts for the sale of lots (see Note 1 –Presentation of Interim Information).  The Company anticipates that the real estate sales will be a separate segment in fiscal 2018.  As of February 28, 2018, there were no real estate revenues or profits, and the carrying cost of the real estate is less than 10% of the Company’s total assets.  Oil and gas royalties and licenses are a passive activity and not an operating business activity, and therefore, are not classified as a segment.

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

We own or control directly or through our participation in regional water partnerships approximately 28,634 acre feet of tributary, non-tributary and not non-tributary groundwater rights and approximately 26,000 acre feet of adjudicated reservoir sites. This water is located in the southeast Denver metropolitan area. Most of our water is located at the Lowry Range, a 27,000-acre parcel of land owned by the State of Colorado Board of Land Commissioners (the “Land Board”). Our “Lowry Water Supply” consists of approximately 26,985 acre feet of water, 11,650 acre feet of which we own and can export from the Lowry Range (“Export Water”). Our Export Water consists of 10,000 acre feet of groundwater and 1,650 acre feet of average yield surface water, pending completion by the Land Board of documentation related to the exercise of our right to substitute 1,650 acre feet of our groundwater for a comparable amount of surface water. Additionally, assuming the completion of the substitution of groundwater for surface water, we hold the exclusive right to develop and deliver through the year 2081 the remaining 12,035 acre feet of groundwater and approximately 1,650 acre feet of average yield surface water to customers either on or off of the Lowry Range.

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

We also provide untreated water to industrial customers in the oil and gas industry located in our service areas and adjacent to our service areas for the purpose of hydraulic fracturing. Oil and gas operators have leased more than 135,000 acres within and adjacent to our service areas for the purpose of exploring oil and gas interests in the Niobrara and other formations, and this activity has led to varying water demands.

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

In June 2017, we entered into purchase and sale agreements (collectively, the “Purchase and Sale Contracts”) with three separate home builders pursuant to which we agreed to sell, and each builder agreed to purchase, a certain number (totaling 506) of single-family, detached residential lots at the Sky Ranch property. Each builder is also required to purchase from the Rangeview District water and sewer taps for the lots. Each builder had a 60-day due diligence period which was extended, during which it had the right to terminate the Purchase and Sale Contract and receive a full refund of its earnest money deposit. On November 10, 2017, each builder completed its due diligence period and agreed to continue with its respective Purchase and Sale Contract.

We are obligated, pursuant to the Purchase and Sale Contracts, or separate Lot Development Agreements (the “Lot Development Agreements” and, together with the Purchase and Sale Contracts, the “Builder Contracts”), to construct infrastructure and other improvements, such as roads, curbs and gutters, park amenities, sidewalks, street and traffic signs, water and sanitary sewer mains and stubs, storm water management facilities, and lot grading improvements for delivery of finished lots to each builder. Pursuant to the Builder Contracts, we must cause the Rangeview District to install and construct off-site infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities) for the provision of water and wastewater service to the property. In conjunction with approvals with Arapahoe County for the Sky Ranch project, we and/or the Rangeview District and the Sky Ranch Metropolitan Districts, quasi-municipal corporations and political subdivisions of Colorado formed to provide service to the Sky Ranch property (the "Sky Ranch Districts"), are obligated to deposit into an account the anticipated costs to install and construct substantially all the off-site infrastructure improvements (which include drainage and storm water retention ponds and an entry roadway). The Rangeview and Sky Ranch off-site infrastructure improvements are estimated to cost approximately $10.2 million. We finance the obligations of the Rangeview District and the Sky Ranch Districts as described in Note 6 – Related Party Transactions to the accompanying consolidated financial statements.

We estimate that the development of the finished lots for the first phase (506 lots) of Sky Ranch will require total capital of approximately $27.8 million and that lot sales to home builders will generate gross proceeds of approximately $35 million, providing a projected margin on lots of approximately $7.2 million.  The costs of developing lots and revenues from the sales of finished lots are expected to be incurred over several quarters and the timing of cash flows will include certain milestone deliveries, including, but not limited to, completion of governmental approvals, installation of improvements, and completion of lot deliveries.  Utility revenues are derived from tap fees (which vary depending on lot size, house size, and amount of irrigated turf) and usage fees (which are monthly water and wastewater fees). The current Sky Ranch water tap fees are $26,650 (per SFE), and wastewater taps fees are $4,659 (per SFE).

Discontinued Agricultural Operations and Leasing

In 2015, we sold approximately 14,600 acres of real property located in southeastern Colorado and related water rights in the Fort Lyon Canal Company to Arkansas River Farms, LLC, and pursuant to the purchase and sale agreement, we retained our farm leasing operations through December 31, 2015, after which we discontinued our farm operations.

We continue to own approximately 700 acres of real property in this area and approximately 13,900 acres of mineral interests. We expect to liquidate the remaining 700 acres of property in due course and are holding the property as a long term-asset. We intend to hold the mineral interests for future development.

These land interests are described in the Land and Mineral Interests section of Note 4 – Water and Land Assets in Part II, Item 8 of the 2017 Annual Report.

Results of Operations

Executive Summary

The results of our operations for the three and six months ended February 28, 2018 and 2017 are as follows:

Table 1a - Summary of Results of Operations
	Three months ended February 28,
	2018	2017	Change	% Change
Millions of gallons of water delivered	62.7	17.7	45.0	254%
Metered water usage revenues	$803,800	$190,700	$613,100	321%
Operating costs to deliver water	$136,800	$77,700	$59,100	76%
(excluding depreciation and depletion)
Water delivery gross margin %	83%	59%

Wastewater treatment revenues	$9,300	$11,200	$(1,900)	-17%
Operating costs to treat wastewater	$8,700	$7,400	$1,300	18%
Wastewater treatment gross margin %	6%	34%

Other income	$31,600	$21,200	$10,400	49%
Other income costs incurred	$24,100	$16,000	$8,100	51%
Other income gross margin %	24%	25%

Tap and specialty facility revenues	$-	$13,900	$(13,900)	-100%

General and administrative expenses	$519,600	$449,500	$70,100	16%
Net income (loss) from continuing operatons	$99,300	$(314,600)	$413,900	-132%
Net income (loss) from discontinued operations	$840	$(2,600)	$3,440	132%
Net income (loss)	$100,200	$(317,200)	$417,400	132%

Table 1b - Summary of Results of Operations
	Six months ended February 28,
	2018	2017	Change	% Change
Millions of gallons of water delivered	140.2	35.6	104.6	294%
Metered water usage revenues	$1,726,300	$331,800	$1,394,500	420%
Operating costs to deliver water	$488,600	$157,600	$331,000	210%
(excluding depreciation and depletion)
Water delivery gross margin %	72%	53%

Wastewater treatment revenues	$20,500	$23,500	$(3,000)	-13%
Operating costs to treat wastewater	$14,700	$15,000	$(300)	-2%
Wastewater treatment gross margin %	28%	36%

Other income	$58,000	$53,000	$5,000	9%
Other income costs incurred	$40,600	$32,300	$8,300	26%
Other income gross margin %	30%	39%

Tap and specialty facility revenues	$49,900	$27,900	$22,000	79%

General and administrative expenses	$1,180,600	$892,800	$287,800	32%
Net income (loss) from continuing operatons	$2,100	$(633,900)	$636,000	-100%
Net income (loss) from discontinued operations	$1,400	$(21,300)	$22,700	107%
Net income (loss)	$3,500	$(655,200)	$658,700	101%

Changes in Revenues

Metered Water Usage Revenues – Our water service charges, which are used to defray the costs to operate and maintain the systems, include a fixed monthly fee and a fee based on actual amounts of metered water delivered, which is based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. We typically negotiate the terms of our rates and charges with our wholesale customers as a component of our service agreements prior to commencement of service. Our rates and charges for service on the Lowry Range are based on the average rates and charges of three surrounding water providers.

Water deliveries increased 254% and water revenues increased 321% during the three months ended February 28, 2018, as compared to the three months ended February 28, 2017. The increases in water deliveries and revenues are the result of an increase in demand for water for oil and gas operations, which is used primarily to frack wells drilled in the Niobrara formation. Water deliveries increased 294% and water revenues increased 420% during the six months ended February 28, 2018, compared to the six months ended February 28, 2017. This increase was due primarily to a higher demand for water by the oil and gas industry during the current six month period compared to the prior corresponding period. As a result of the difference in metered rates for fracking water compared to rates for tap customers, revenues received for fracking water have a greater margin. Increases and decreases in water deliveries charged at different rates will result in disproportionate increases and decreases in revenues. The following tables detail the sources of our sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for the three and six months ended February 28, 2018 and 2017, respectively.

Table 2a - Water Revenue Summary
	Three months ended February 28,
	2018			2017
Customer Type	Sales	kgal	Average price per kgal	Sales	kgal	Average price per kgal
On Site	$25,900	1,967.9	$13.16	$44,000	1,434.4	$30.67
Export - Commercial	24,900	1,804.7	13.80	5,200	315.1	16.50
Fracking	753,000	58,968.5	12.77	141,500	13,350.1	10.60
	$803,800	62,741.1	$12.81	$190,700	15,099.6	$12.63

Table 2b - Water Revenue Summary
	Six months ended February 28,
	2018			2017
Customer Type	Sales	kgal	Average price per kgal	Sales	kgal	Average price per kgal
On Site	$66,500	8,951.4	$7.43	$85,700	10,430.6	$8.22
Export - Commercial	60,500	4,772.2	12.68	24,400	1,564.3	15.60
Fracking	1,599,300	126,519.9	12.64	221,700	20,988.8	10.56
	$1,726,300	140,243.5	$12.31	$331,800	32,983.7	$10.06

The gross margin on delivering water increased to 83% and 72% during the three and six months ended February 28, 2018, compared to 59% and 53% during the three and six months ended February 28, 2017, respectively. The change in our gross margin was due to an increased demand for water and our ability to apply the revenue from those deliveries to offset the fixed costs of the ECCV system (defined under Liquidity, Capital Resources and Financial Position below). Our current cost associated with the use of the system without any production is a flat fee of $8,000 per month. In addition, the ECCV system costs us approximately $6,870 per month to maintain. We had significant production through the ECCV system related to the oil and gas water deliveries for the three and six months ended February 28, 2018, which has positively impacted our gross margin.

Wastewater Treatment Revenues – Our wastewater customer is charged based on the estimated amount of wastewater treated. Wastewater fees decreased 17% and 13% during the three and six months ended February 28, 2018, respectively, as compared to the three months ended February 28, 2017, respectively. The decrease was primarily the result of decreased demand from our only wastewater customer. Wastewater operating costs and gross margin fluctuate based on timing of expenses and regulatory requirements, but generally fluctuate consistent with demand.

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

The most significant impact of the standard relates to our accounting for tap fees and special facility or construction fees. Prior to the adoption of ASU 2014-09, proceeds from tap fees and construction fees were deferred upon receipt and recognized in income either upon completion of construction of infrastructure or ratably over time, depending on whether the Company or a customer owned the infrastructure constructed with the proceeds. Tap and construction fees derived from agreements in which the Company would not own the assets constructed with the fees were recognized as revenue using the percentage-of-completion method. Tap and construction fees derived from agreements for which the Company would own the infrastructure were recognized as revenues ratably over the estimated accounting service life of the facilities constructed, starting at completion of construction, which could be in excess of 30 years.

Following adoption of ASU 2014-09, tap fees are expected to be recognized once the tap fee has been paid and the customer has the right to receive water or wastewater service, and, once received, special facility fees or construction revenues are expected to be recorded as deferred revenue and recognized on a percentage-of-completion basis as the construction of the infrastructure is completed, regardless of whether the Company owns the assets. Once the infrastructure is completed, 100% of the deferred revenue will be recognized. We recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Comparative results for the three and six months ended February 28, 2018 and 2017 differ due to the adoption of ASU 2014-09.

We sold two tap fees during the six months ended February 28, 2018, recognizing revenues of $49,900. We did not sell any water or wastewater taps during the six months ended February 28, 2017; however, we recognized revenues of $3,600 and $7,200 for the three and six months ended February 28, 2017, respectively under the previous revenue recognition standard, ASU No. 2009-13, Revenue Recognition (Topic 605). The water tap fees to be recognized over these periods are net of the royalty payments to the Land Board and amounts paid to third parties pursuant to the “CAA,” which is described in Note 4 – Long-Term Obligations and Operating Lease to the accompanying consolidated financial statements.

We did not recognize special facility fees for the three or six months ended February 28, 2018. Prior to the adoption of ASU 2014-09, we recognized approximately $10,300 and $20,700 of “Special Facilities” (defined in the 2017 Annual Report) funding as revenue during the three and six months ended February 28, 2017. This is the ratable portion of the Special Facilities funding proceeds received from Arapahoe County pursuant to a water service agreement as more fully described in Note 2 – Summary of Significant Accounting Policies to Part II, Item 8 of the 2017 Annual Report.

At February 28, 2018 and 2017, we had deferred recognition of approximately $0 and $1.0 million, respectively, of water tap and special facility/construction fee revenues.

Revenue recognition related to our water and wastewater usage fees, consulting fees, and oil and gas revenue will remain substantially unchanged.

Other Income – Other income of $31,600 and $21,200 for the three months ended February 28, 2018 and 2017, respectively, consisted principally of consulting fees. Other income consisted principally of consulting fees of $58,000 and $53,000 for the six months ended February 28, 2018 and 2017, respectively. Consulting fees fluctuate from one period to the other based on our customer’s needs.

General and Administrative Expenses

Significant balances classified as general and administrative (“G&A”) expenses for the three and six months ended February 28, 2018 and 2017, respectively, were:

Table 3a - Significant Balances in G&A
	Three months ended February 28,
	2018	2017	$ Change	% Change
Salary and salary-related expenses:
Including share-based compensation	$281,600	$274,500	$7,100	3%
Excluding share-based compensation	$204,200	$212,800	$(8,600)	-4%
Professional fees	$57,800	$56,164	$1,636	3%
Fees paid to directors (including insurance)	$41,300	$29,426	$11,874	40%
Public entity related expenses	$42,500	$21,400	$21,100	99%

Table 3b - Significant Balances in G&A
	Six months ended February 28,
	2018	2017	$ Change	% Change
Salary and salary-related expenses:
Including share-based compensation	$608,100	$507,000	$101,100	20%
Excluding share-based compensation	$450,500	$402,500	$48,000	12%
Professional fees	$158,800	$118,500	$40,300	34%
Fees paid to directors (including insurance)	$81,700	$63,700	$18,000	28%
Public entity related expenses	$73,100	$49,700	$23,400	47%

Salary and salary-related expenses – Salary and salary-related expenses including share-based compensation expense increased 3% and 20% for the three and six months ended February 28, 2018, respectively, as compared to the three and six months ended February 28, 2017, respectively. The increase was primarily the result of additional employees and increased share-based compensation expense. The salary and salary-related expenses noted above include $77,400 and $61,700 of share-based compensation expenses during the three months ended February 28, 2018 and 2017, respectively. The salary and salary related expenses noted above include $157,600 and $104,500 of share-based compensation expenses during the six months ended February 28, 2018 and 2017, respectively.

Professional fees (predominately accounting and legal) – Legal and accounting fees increased 3% and 34% during the three and six months ended February 28, 2018, as compared to the three and six months ended February 28, 2017, respectively. The increase in the six months ended February 28, 2018, as compared to the six months ended February 28, 2017, was primarily due to increased accounting fees related to the 2017 10-K audit of approximately $35,000.

Fees paid to directors (including insurance) – Directors’ fees, including D&O insurance, increased 40% and 28% for the three and six months ended February 28, 2018, respectively, as compared to the three and six months ended February 28, 2017. These fees vary due to the number of meetings and timing of payments, however, they are generally expected to remain consistent year over year.

Public entity expenses – Costs associated with corporate governance and costs associated with being a publicly traded entity increased 99% and 47% for the three and six months ended February 28, 2018, respectively, as compared to the three and six months ended February 28, 2017, respectively. The fluctuations are due to the timing and number of filings and compliance costs for filing with the Securities and Exchange Commission (the “SEC”).

Other Income and Expense Items

Table 4a - Other Items
	Three Months Ended February 28,
	2018	2017	$ Change	% Change
Other income items:
Oil and gas lease income, net	$13,900	$6,000	$7,900	132%
Oil and gas royalty income, net	$49,800	$71,300	$(21,500)	-30%
Interest income	$52,500	$66,100	$(13,600)	-21%

Table 4b - Other Items
	Six Months Ended February 28,
	2018	2017	$ Change	% Change
Other income items:
Oil and gas lease income, net	$23,200	$11,200	$12,000	107%
Oil and gas royalty income, net	$91,500	$139,400	$(47,900)	-34%
Interest income	$107,000	$139,700	$(32,700)	-23%

Oil and gas lease income – The oil and gas lease income amounts in 2017 represent a portion of the up-front payment of $72,000 we received in fiscal 2014 for exploring for, developing, producing, and marketing oil and gas on 40 acres of mineral estate we own adjacent to the Lowry Range (the "Rangeview Lease"). The income received for the Rangeview Lease was recognized ratably through June 2017, and the Rangeview Lease has expired.

On October 5, 2017, we entered into a Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP, for the purpose of exploring for, developing, producing, and marketing oil and gas on the 40 acres of mineral estate we own adjacent to the Lowry Range (the “Bison Lease”). Pursuant to the Bison Lease, we received an up-front payment of $167,200, which will be recognized as income on a straight-line basis over three years (the term of the Bison Lease). We recognized $13,900 and $23,200 during the three and six months ended February 28, 2018, respectively, of lease income related to the up-front payment received pursuant to the Bison Lease. As of February 28, 2018, we had deferred recognition of $144,000 of income related to the Bison Lease, which will be recognized into income ratably through September 2020.

Oil and gas royalty income – In 2011, we entered into a Paid-Up Oil and Gas Lease, which was subsequently purchased by a wholly-owned subsidiary of ConocoPhillips Company, for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property (the “Sky Ranch O&G Lease”). The Sky Ranch O&G Lease is held by production through two wells drilled in our mineral estate. The oil and gas royalty income represents amounts received pursuant to the Sky Ranch O&G Lease as royalties from oil and gas production from wells in our mineral estate at Sky Ranch. The royalties for the three months ended February 28, 2018, were $49,800, as compared to $71,300 for the same period in 2017. The royalties for the six months ended February 28, 2018 were $91,500, as compared to $139,400 for the same period in 2017. The decrease in oil and gas royalties is a result of lower production of oil and gas from wells in our mineral estate at Sky Ranch.

Interest Income – Interest income represents interest earned on the temporary investment of capital in cash and cash equivalents, available-for-sale securities, finance charges, and interest accrued on the notes receivable from the Rangeview District and the Sky Ranch Districts. The decrease was primarily attributable to the use of cash to invest in the development of Sky Ranch.

Discontinued Operations

For additional information about our discontinued operations, see Note 1 – Presentation of Interim Information to the accompanying consolidated financial statements.

The following table provides the components of discontinued operations:

Table 5 - Discontinued Operations Income Statement

	Three Months Ended February 28,		Six Months Ended February 28,
	2018	2017	2018	2017
Farm revenues	$840	$6,034	$1,421	$6,034
Farm expenses	-	-	-	-
Gross profit	840	6,034	1,421	6,034

General and administrative expenses	-	17,104	-	36,730
Operating (loss) profit	840	(11,070)	1,421	(30,696)
Finance charges	-	8,421	-	9,367

Income (loss) from discontinued operations	$840	$(2,649)	$1,421	$(21,329)

We anticipate continued expenses through the end of fiscal 2018 related to the discontinued operations including expenses related to the remaining agricultural land we own and for the purpose of collecting outstanding receivables.

Liquidity, Capital Resources and Financial Position

At February 28, 2018, our working capital, defined as current assets less current liabilities, was $22.2 million, which included $20.2 million in cash and cash equivalents and short-term investments, and an additional $1.4 million held in long-term investments. We believe that as of February 28, 2018, and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months.

Sky Ranch Development – During fiscal year 2018, we anticipate beginning construction of off-site improvements at Sky Ranch, including drainage improvements, access roads, water and sewer facilities and other improvements which are estimated to cost approximately $10.2 million. We expect to phase construction of lots to deliver approximately 250 initial lots to builders over the next 12-18 months, which have an estimated construction cost of approximately $8 million. Pursuant to our Builder Contracts, we will collect certain funds from two of the three builders as we reach specified infrastructure milestones. We estimate that the development of the finished lots for the first phase (506 lots) of Sky Ranch will require total capital of approximately $28 million and estimate lot sales to home builders will generate approximately $35 million, providing a projected margin on lots of approximately $7 million.  We believe that our plan for phased construction and delivery of lots together with the progress payments from builders will enable us to have adequate cash to fund the development of lots.

ECCV Capacity Operating System – Pursuant to a 1982 contractual right, Rangeview may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than 10 miles of buried water pipeline located on the Lowry Range. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as Rangeview’s service provider and the Export Water Contractor (as defined in the 2014 Amended and Restated Lease Agreement among us, Rangeview and the Land Board), we entered into an agreement to operate and maintain the ECCV facilities, allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat fee of $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from the ECCV’s system, which is included in the water usage fees charged to customers. In addition, in 2018 the ECCV system has cost us and is anticipated to continue to cost us approximately $6,870 per month to maintain.

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

Summary Cash Flows Table

Table 6 - Summary Cash Flows Table
	Three Months Ended February 28,
	2018	2017	$ Change	% Change
Cash (used in) provided by:
Operating activities	$(1,039,700)	$(536,300)	$(503,400)	(94%)
Investing activities	$(247,100)	$2,592,400	$(2,839,500)	(110%)
Financing activities	$(1,201,100)	$(1,900)	$(1,199,200)	(63116%)

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services and costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.

Cash used in operations in the three months ended February 28, 2018, increased by approximately $503,400 compared to the six months ended February 28, 2017, which is primarily due to the payment of  approximately $1.1 million for a collateral deposit paid to the Southeast Metro Stormwater Authority in association of with the grading, erosion and sediment control permit application for Sky Ranch, anticipated to be refunded within twelve months, and payments of approximately $245,700 of accounts payable, offset by an increase of net income of $658,800 and an increase in deferred oil and gas lease payments of $156,000 for the six months ended February 28, 2018.

Changes in Investing Activities – The use of cash in investing activities during the six months ended February 28, 2018, consisted of the sale of short-term investments of $2.9 million, the purchase of long-term investments of $1.2 million, the investment in our water system of $1.8 million and the purchase of equipment of $160,700. Cash provided by investing activities in the six months ended February 28, 2017 consisted of the sale of available for sale securities for $7.2 million, the investment in our water system of $4.6 million of which approximately $2.9 million (of the total estimated $4.2 million cost) related to construction of the Sky Ranch pipeline, $1.6 million related to the Wild Pointe purchase and approximately $0.1 million related to the WISE infrastructure, and the purchase of equipment of $29,500.

Changes in Financing Activities – Cash used in financing activities during the six months ended February 28, 2018 consisted of a funding payment of $1.5 million for Sky Ranch Community Authority Board to begin construction on Sky Ranch, a payment to contingent liability holders of $1,600 offset by a receipt of a note receivable - related party of $215,500 from a Sky Ranch District and proceeds from the exercise of stock options of $75,000.  Cash used in financing activities during the six months ended February 28, 2017 consisted of a payment to contingent liability holders of $1,900.

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

In the three-month period ended November 30, 2017, we completed our review of the adoption of ASU 2014-09 and the related impact on each of our revenue streams (water and wastewater usage fees, consulting fees, tap fees, special facility or construction fees, and oil and gas revenues). Upon completion of our evaluation of the standard, we determined to early adopt the new revenue recognition standard beginning September 1, 2017, in accordance with the transition provisions in ASU 2014-09, utilizing the modified retrospective method. We concluded that the adoption did have a material impact on our financial statements.

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

Our Front Range Water Rights – We determine the undiscounted cash flows for our Denver-based assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2017, and determined that there were no material changes and that our Denver-based assets are not impaired and their costs are deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g., Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. Our combined Lowry Water Supply and Sky Ranch water assets have a carrying value of $34.7 million as of February 28, 2018. Based on the carrying value of our water rights, the long-term and uncertain nature of any development plans, current tap fees of $24,620 and estimated gross margins, we estimate that we would need to add 2,300 new water connections (requiring 3.5% of our portfolio) to generate net revenues sufficient to recover the costs of our Lowry Water Supply assets. If tap fees increase 5%, we would need to add 2,100 new water taps (requiring 3.4% of our portfolio) to recover the costs of our Lowry Water Supply assets. If tap fees decrease 5%, we would need to add 2,400 new water taps (requiring 3.7% of our portfolio) to recover the costs of our Lowry Water Supply assets.

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
●
our intent to sell certain farms in due course and hold the related mineral interest for future development;
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
●
timing and type of continued expenses related to the discontinued agricultural operations;
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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

General

We have limited exposure to market risks from instruments that may impact the Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss), and Consolidated Statements of Cash Flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest-bearing investments. As of February 28, 2018, we own five certificates of deposit and 12 U. S. Treasury securities with stated maturity dates and locked interest rates. Therefore, we are not subject to interest rate fluctuations. We have no investments denominated in foreign currencies; therefore, our investments are not subject to foreign currency exchange rate risk.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of February 28, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PURE CYCLE CORPORATION

April 6, 2018	By:	/s/ Mark W. Harding
Mark W. Harding
President and Chief Financial Officer