Form 10-Q
period 2018-05-31
PURE CYCLE CORP
filed 2018-07-06
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: May 31, 2018
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 6, 2018:

Common stock, 1/3 of $.01 par value	23,764,098
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

i

Index
PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:	May 31, 2018	August 31, 2017
	(unaudited)
Current assets:
Cash and cash equivalents	$2,876,152	$5,575,823
Short-term investments	17,005,914	20,055,345
Trade accounts receivable	1,218,251	663,762
Notes receivable - related parties, including accrued interest, current	-	215,504
Notes receivable, current	173,249	-
Prepaid expenses and other current assets	1,340,409	503,100
Inventories	2,074,543	-
Assets of discontinued operations, net	86,789	110,748
Total current assets	24,775,307	27,124,282

Long-term investments	189,774	187,975
Investments in water and water systems, net	35,609,275	34,575,713
Land and mineral interests	6,075,834	6,248,371
Notes receivable - related parties, including accrued interest	2,375,352	776,364
Other assets	654,027	424,226
Assets of discontinued operations held for sale	450,641	450,641
Total assets	$70,130,210	$69,787,572

LIABILITIES:
Current liabilities:
Accounts payable	$269,025	$492,410
Accrued liabilities	379,336	380,852
Deferred revenues, current	-	55,800
Deferred oil and gas lease payment, current	55,733	-
Liabilities of discontinued operations	5,559	11,165
Total current liabilities	709,653	940,227

Deferred revenues, less current portion	-	999,688
Deferred oil and gas lease payment, less current portion	74,311	-
Participating Interests in Export Water Supply	339,406	341,558
Total liabilities	1,123,370	2,281,473

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $.001 per share, 25 million shares authorized;
432,513 shares issued and outstanding
(liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized;
23,764,098 and 23,754,098 shares outstanding, respectively	79,218	79,185
Additional paid-in capital	171,747,662	171,431,486
Accumulated other comprehensive income (loss)	60,225	(11,105)
Accumulated deficit	(102,880,698)	(103,993,900)
Total shareholders’ equity	69,006,840	67,506,099
Total liabilities and shareholders’ equity	$70,130,210	$69,787,572

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Revenues:
Metered water usage	$1,162,570	$47,695	$2,888,913	$379,462
Wastewater treatment fees	11,675	6,967	32,157	30,516
Special facility funding recognized	-	10,377	-	31,131
Water tap fees recognized	-	46,978	49,948	54,125
Other	37,874	21,991	95,893	74,952
Total revenues	1,212,119	134,008	3,066,911	570,186

Expenses:
Water service operations	(418,280)	(76,878)	(906,899)	(234,444)
Wastewater service operations	(6,632)	(7,509)	(21,303)	(22,478)
Depletion and depreciation	(79,772)	(69,013)	(179,913)	(178,394)
Other	(24,243)	(13,649)	(64,822)	(45,921)
Total cost of revenues	(528,927)	(167,049)	(1,172,937)	(481,237)
Gross profit (loss)	683,192	(33,041)	1,893,974	88,949

General and administrative expenses	(635,502)	(518,625)	(1,816,110)	(1,411,410)
Depreciation	(135,488)	(79,388)	(380,065)	(227,643)
Operating loss	(87,798)	(631,054)	(302,201)	(1,550,104)

Other income (expense):
Oil and gas lease income, net	13,933	6,000	37,156	17,265
Oil and gas royalty income, net	61,113	24,935	152,653	164,338
Interest income	69,027	59,578	176,001	199,242
Other	(2,643)	(2,600)	(7,846)	(7,814)
Net income (loss) from continuing operations	53,632	(543,141)	55,763	(1,177,073)
Income (loss) from discontinued operations, net of taxes	969	(11,275)	2,390	(32,607)
Net income (loss)	$54,601	$(554,416)	$58,153	$(1,209,680)
Unrealized holding gains (losses)	40,613	8,404	71,330	(26,488)
Total comprehensive income (loss)	$95,214	$(546,012)	$129,483	$(1,236,168)

Basic and diluted net income (loss) per common share
Income (loss) from continuing operations	*	$(0.02)	*	$(0.05)
Income (loss) from discontinued operations	*	*	*	*
Net income (loss)	*	$(0.02)	*	$(0.05)

Weighted average common shares outstanding–basic	23,764,098	23,754,098	23,759,654	23,754,098
Weighted average common shares outstanding–diluted	23,955,046	23,754,098	23,913,863	23,754,098

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Nine months ended May 31, 2018
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
August 31, 2017 balance:	432,513	$433	23,754,098	$79,185	$171,431,486	$(11,105)	$(103,993,900)	$67,506,099
Stock option exercises			10,000	$33	$74,967			75,000
Share-based compensation	–	–	–	–	241,209	–	–	241,209
Adoption of accounting standards	–	–	–	–	–	–	1,055,049	1,055,049
Net income	–	–	–	–	–	–	58,153	58,153
Unrealized holding gain on investments	–	–	–	–	–	71,330	–	71,330
May 31, 2018 balance:	432,513	$433	23,764,098	$79,218	$171,747,662	$60,225	$(102,880,698)	$69,006,840

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended May 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$58,153	$(1,209,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and depletion	559,975	405,167
Equity loss in Well Enhancement Recovery Systems, LLC	7,847	7,652
Share-based compensation expense	241,209	168,034
Interest income and other non-cash items	(867)	(26,641)
Interest added to receivable from related parties	(46,377)	(18,316)
Changes in operating assets and liabilities:
Trade accounts receivable	(554,489)	119,452
Prepaid expenses	(926,917)	(164,626)
Inventories	(382,554)	-
Notes receivable - related parties	(62,611)	(86,818)
Notes receivable	(172,698)	-
Accounts payable and accrued liabilities	(224,901)	(90,322)
Deferred revenues	-	(41,852)
Deferred oil and gas lease payment	130,044	(18,000)
Net cash used in operating activities from continuing operations	(1,374,186)	(955,950)
Net cash provided by operating activities from discontinued operations	17,914	116,706
Net cash used in operating activities	(1,356,272)	(839,244)

Cash flows from investing activities:
Sale of short-term investments, net	3,118,962	8,366,614
Issuance of note receivable - related parties	(1,490,000)	-
Investments in water, water systems, and land	(2,989,567)	(6,397,763)
Purchase of property and equipment	(271,146)	(77,242)
Net cash (used in) provided by investing activities	(1,631,751)	1,891,609

Cash flows from financing activities:
Proceeds from note receivable - related parties	215,504	-
Proceeds from the issuance of stock	75,000	-
Payments to contingent liability holders	(2,152)	(2,102)
Net cash provided by (used in) financing activities	288,352	(2,102)
Net change in cash and cash equivalents	(2,699,671)	1,050,263
Cash and cash equivalents – beginning of period	5,575,823	4,697,288
Cash and cash equivalents – end of period	$2,876,152	$5,747,551

SUPPLEMMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Investment in water assets through accounts payable	$-	$210,889
Transfer of prepaid asset to other asset	$89,609	$-
Transfer of land and mineral interest to inventory	$1,691,989	$-

See accompanying Notes to Consolidated Financial Statements

Index
NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The May 31, 2018 consolidated balance sheet, the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended May 31, 2018 and 2017, the consolidated statement of shareholders’ equity for the nine months ended May 31, 2018, and the consolidated statements of cash flows for the nine months ended May 31, 2018 and 2017 have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at May 31, 2018, and for all periods presented. As described in Revenue Recognition and Recently Issued Accounting Pronouncements below, the Company early adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), using the modified retrospective method.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a reputable financial institution. At various times during the three months ended May 31, 2018, the Company’s main operating account exceeded federally insured limits. The Company has never suffered a loss due to such excess balance.

Inventories

Inventories primarily include land held for development and sale. Inventories are stated at cost, less reimbursements.  Capitalized lot development costs at Sky Ranch are costs incurred to construct lots at Sky Ranch that meet the Company’s capitalization criteria for improvements to a lot and are capitalized as incurred, including interest. The Company capitalizes certain legal, engineering, design, permitting, land acquisition, and construction costs related to the development of lots at Sky Ranch. We use the specific identification method for purposes of accumulating land development costs and allocate costs to each lot to determine the cost basis for each lot sale. We will record all land cost of sales when a lot is closed on a lot-by-lot basis.

Investments

Management determines the appropriate classification of its investments in certificates of deposit and debt and equity securities at the time of purchase and re-evaluates such determinations each reporting period.

Certificates of deposit and debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company has $190,000 of investments classified as held-to-maturity at May 31, 2018, which represent certificates of deposit with a maturity date after May 31, 2019.

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

Index
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

Notes Receivable – Related Parties – The market value of the notes receivable – related parties from Rangeview Metropolitan District (the “Rangeview District”), Sky Ranch Metropolitan District No. 5, and the Sky Ranch Community Authority Board, an entity formed by Sky Ranch Metropolitan District Nos. 1 and 5 (the “CAB”), as described further in Note 6 – Related Party Transactions, are not practical to estimate due to the related party nature of the underlying transactions.

The note receivable – related parties balance primarily relates to the Company funding certain costs related to the development of public improvements, such as drainage improvements, storm water improvements, roadways, curb and gutter improvements, parks and open spaces. These costs are incurred by the CAB and funds for these improvements are advanced by the Company to the CAB under a Project Funding and Reimbursement Agreement which acts as a loan of funds from the Company to the CAB and earns interest at the rate of 6%. As homes are sold, the Sky Ranch Metropolitan Districts will develop assessed value in the community and levy mills against the assessed value to generate property tax revenues to the Sky Ranch Metropolitan Districts that can be used to fund the CAB to repay the Company’s loan advances. These loan advances are recorded as a note receivable and accrue interest from the time of the loan.

Notes Receivable – PCY Holdings, LLC, a wholly owned subsidiary of the Company (“PCY Holdings”) entered into a Twelfth Amendment to contract for Purchase and Sale of Real Estate (the “Twelfth Amendment”) with each of two builders purchasing its lots for sale (each, a “Builder”). The Company’s finished lot improvements obligation for each lot does not include any over-excavation on the property. Each Builder is solely responsible to perform the over-excavation and is granted the right (pursuant to a license agreement to be provided by PCY Holdings) to enter the lots for the purpose of performing the over-excavation. In order to facilitate each Builder’s ability to enter into a over-excavation contract (the “Over-excavation Contract”) with a grading contractor (the “Grading Contractor”), and solely as an accommodation to each Builder, PCY Holdings agreed to make progress payments to the Grading Contractor under the terms of an Over-excavation Contract as such payments become due and payable for work performed the Over-excavation Contract through and until the first to occur of the following: (i) the date of the first closing of the purchase and sale of the applicable Phase 1 lots (the “Takedown 1 Closing Date”), (ii) the termination of the applicable Contract for Purchase and Sale of Real Estate, or (iii) the total amount paid by PCY Holdings as progress payments equals $350,000 or $136,700, as specified in each Twelfth Amendment (the “Payment Cap”). After the applicable Payment Cap has been met or after the occurrence of the Takedown 1 Closing Date, whichever first occurs, each Builder will be solely responsible for making all progress payments to the Grading Contractor that become due and payable on or after such date, and PCY Holdings will be relieved of any obligation under the Twelfth Amendment to make any further payment for the benefit of such Builder under the Over-excavation Contract. At the first closing of the purchase and sale of the applicable Phase 1 lots (the “First Closing”), and in addition to that portion of the purchase price for each lot payable by each Builder at the First Closing, each Builder must as a condition to closing reimburse PCY Holdings for all progress payments and any other payments made by PCY Holdings pursuant to the Over-excavation Contract, plus simple interest at 6% per annum on each payment from the date paid by PCY Holdings until the earlier of (i) the date that is 60 days after the date of the first progress payment made by PCY Holdings and (ii) the Takedown 1 Closing Date (collectively, the “Over-excavation Payment). If PCY Holdings does not satisfy its closing obligation for the First Closing, the Builder will not be obligated to pay the Over-excavation Payment and PCY Holdings will be obligated to reimburse the Grading Contractor for any amounts the Builder owes for work performed prior to termination that was not previously paid by PCY Holdings pursuant to the Twelfth Amendment.

Index
The market value of the notes receivable approximate fair value due to the relatively short period to maturity for these instruments and the prevailing rates approximate market rates.

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

Comparative results for the three and nine months ended May 31, 2018 and 2017 differ due to the adoption by the Company of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as of September 1, 2017. Prior to the adoption of ASU 2014‑09, proceeds from tap fees and construction fees were deferred upon receipt and recognized in income either upon completion of construction of infrastructure or ratably over time, depending on whether the Company owned the infrastructure constructed with the proceeds or a customer owned the infrastructure constructed with the proceeds. Tap and construction fees derived from agreements in which the Company would not own the assets constructed with the fees were recognized as revenue using the percentage-of-completion method. Tap and construction fees derived from agreements for which the Company would own the infrastructure were recognized as revenues ratably over the estimated accounting service life of the facilities constructed, starting at completion of construction, which could be in excess of 30 years.

As described in Recently Issued Accounting Pronouncements below, the Company has completed its review of the adoption of ASU 2014‑09 and the related impact on each of the Company’s revenue streams (water and wastewater usage fees, consulting fees, tap fees, special facility or construction fees, lot sales and oil and gas revenues). Upon completion of the Company’s evaluation of the standard, the Company determined to early adopt the new revenue recognition standard beginning September 1, 2017, in accordance with the transition provisions in ASU 2014‑09, utilizing the modified retrospective method. The Company’s analysis concluded that the adoption did have a material impact on the 2018 financial statements.

The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The most significant impact of the standard relates to the Company’ accounting for tap fees and special facility or construction fees, which revenues are expected to be recognized in earlier periods under the new revenue standard. Revenue recognition related to the Company’s water and wastewater usage fees, consulting fees and oil and gas royalty or lease payments will remain substantially unchanged as a result of the adoption of ASU 2014-09.

Wholesale Water and Wastewater Fees – Monthly wholesale water usage charges are assessed to the Company’s customers based on actual metered usage each month plus a base monthly service fee. The Company recognizes wholesale water usage revenues upon delivering water to its customers or its governmental customer’s end-use customers, as applicable. Sales of Export Water are invoiced directly by the Company, and revenues recognized by the Company are shown gross of royalties to the State of Colorado Board of Land Commissioners (the “Land Board”). Sales of water on the “Lowry Range” (described in Note 4 – Water and Land Assets under “Rangeview Water Supply and Water System” of the 2017 Annual Report) are invoiced directly by the Rangeview District, and the Rangeview District pays a percentage of such collections to the Company. Water revenues recognized from sales on the Lowry Range are recognized based on the amounts billed to the Rangeview District. The Company recognized $1,162,600 and $47,700 of metered water usage revenues during the three months ended May 31, 2018 and 2017, respectively. The Company recognized $2,889,000 and $379,500 of metered water usage revenues during the nine months ended May 31, 2018 and 2017, respectively.

Index
The Company recognizes wastewater treatment fees monthly based on usage. The monthly wastewater treatment fees are recognized based on the amounts billed to the Rangeview District. The Company recognized $11,700 and $7,000 of wastewater treatment fees during the three months ended May 31, 2018 and 2017, respectively. The Company recognized $32,200 and $30,500 of wastewater treatment fees during the nine months ended May 31, 2018 and 2017, respectively. Costs of delivering water and providing wastewater services to customers are recognized as incurred.

Tap Fees – The Company has various water and wastewater service agreements, components of which may include tap fees. A tap fee constitutes a right to connect to the Company’s wholesale water and wastewater systems through a service line to a residential or commercial building or property, and once granted, the customer may make a physical tap into the wholesale line(s) to connect its property for water and/or wastewater service. Once connected to the water and/or wastewater systems, the customer has live service to receive metered water deliveries from our system and send wastewater into our system. Thus, the customer has full control of the connection right as it has the ability to obtain all of the benefits from this right. As such, management has determined that tap fees are separate and distinct performance obligations.

The Company recognizes water tap fees as revenue at the time the Company grants a right for the customer to tap into the water service line to obtain water service. The Company recognized $0 and $47,000 of water tap fee revenues during the three months ended May 31, 2018 and 2017, respectively. The Company recognized $49,900 and $54,100 of water tap fee revenues during the nine months ended May 31, 2018 and 2017, respectively. The water tap fees recognized are based on the amounts billed to the Rangeview District and any amounts paid to third parties pursuant to the CAA as further described in Note 4 – Long-Term Obligations and Operating Lease below.

The Company recognizes construction fees, including fees received to construct “Special Facilities” (defined in Part I, Item 1 of the 2017 Annual Report), on a percentage-of-completion basis as the construction is completed. Special Facilities are facilities that enable water to be delivered to a single customer. Management has determined that Special Facilities are separate and distinct performance obligations. The Company recognized $10,400 and $31,100 of Special Facilities funding as revenue under its previous revenue recognition ASU No. 2009-13, Revenue Recognition (Topic 605) standard during the three and nine months ended May 31, 2017, respectively. No Special Facilities revenue has been recognized during the three or nine months ended May 31, 2018. The 2017 amounts are the ratable portion of the Special Facilities funding, or construction fees, received from water agreements as more fully described in Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2017 Annual Report.

As of May 31, 2018, and August 31, 2017, the Company has deferred recognition of approximately $0 and $1,055,500, respectively, of water tap and construction fee revenue.

Consulting Fees – Consulting fees are fees the Company receives, typically on a monthly basis, from municipalities and area water providers along the I-70 corridor, for contract operations services. Consulting fees are recognized monthly based on a flat monthly fee plus charges for additional work performed. The Company recognized $37,900 and $22,000 of consulting fees during the three months ended May 31, 2018 and 2017, respectively. The Company recognized $95,900 and $75,000 of consulting fees during the nine months ended May 31, 2018 and 2017, respectively.

Lot Sales – The Company owns 931 acres of land zoned as a Master Planned Community along the I-70 corridor east of Denver, Colorado, known as Sky Ranch. We have entered into purchase and sale agreements with three separate home builders pursuant to which the Company agreed to sell, and each builder agreed to purchase, residential lots at the property. The Company began construction of lots on March 1, 2018 and will segment its reporting of the activity relating to the costs and revenues from the construction and sale of lots at Sky Ranch. The Company did not recognize any lot sales during the nine months ended May 31, 2018.

The Company sells lots at Sky Ranch pursuant to distinct agreements with each builder. These agreements follow one of two formats. One format is the sale of a finished lot, whereby the purchaser pays for a ready-to-build finished lot and payment is a lump-sum payment upon completion of the finished lot. The Company will recognize revenues at the point in time at the closing of the sale of an individual finished lot as the transaction cycle will be complete and the Company will have no further obligations for the lot.

The Company’s second format is the sale of finished lots pursuant to a development agreement with builders, whereby the Company will recognize revenues in stages that include (i) payment upon the delivery of platted lots (which requires the Company to deliver deeded title to individual lots), (ii) a second payment at the completion of certain infrastructure milestones, and (iii) final payment upon the delivery of the finished lot. The Company has determined that the development agreement format has a single performance obligation and thus will defer the receipt of revenues from the first two milestones and recognize the full revenue from the sale of the lot at a point in time upon delivery of the third milestone once the Company completes all contractual commitments concurrent with the delivery of the finished lot.

Index
Royalty and Other Obligations

Revenues from the sale of Export Water are shown gross of royalties payable to the Land Board. Revenues from the sale of water on the “Lowry Range” (described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2017 Annual Report) are invoiced directly by the Rangeview District, and a percentage of such collections are then paid to the Company by the Rangeview District. Water revenue from such sales are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District.

Oil and Gas Lease Payments

As further described in Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2017 Annual Report, in March 2011, the Company entered into a Paid-Up Oil and Gas Lease and a Surface Use and Damage Agreement that were subsequently purchased by a wholly owned subsidiary of ConocoPhillips Company. Two wells were drilled within the Company’s mineral interest and placed into service and began producing oil and gas and accruing royalties to the Company. During the three months ended May 31, 2018 and 2017, the Company received $61,100 and $24,900 net of taxes, respectively, in royalties attributable to these two wells. During the nine months ended May 31, 2018 and 2017, the Company received $152,700 and $164,300 net of taxes, respectively, in royalties attributable to these two wells. The Company classifies income from oil and gas lease and royalty payments as Other income in the statement of operations and comprehensive income (loss) as the Company does not consider these arrangements to be an operating business activity.

On October 5, 2017, the Company entered into a Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP for the purpose of exploring for, developing, producing, and marketing oil and gas on the 40 acres of mineral estate the Company owns adjacent to the Lowry Range (the “Bison Lease”). Pursuant to the Bison Lease, the Company received an up-front payment of $167,200, which will be recognized as income on a straight-line basis over three years (the term of the Bison Lease). The Company recognized lease income of $13,900 and $37,200 during the three and nine months ended May 31, 2018, respectively, related to the up-front payment received pursuant to the Bison Lease. As of May 31, 2018, the Company has deferred recognition of $130,000 of income related to the Bison Lease which will be recognized into income ratably through September 2020.

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

Share-Based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company records share-based compensation costs as expense over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options has no impact on the income tax provisions. The Company recognized $83,600 and $63,500 of share-based compensation expense during the three months ended May 31, 2018 and 2017, respectively, and $241,200 and $168,000 of share-based compensation expense during the nine months ended May 31, 2018 and 2017, respectively.

Index
Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits as of May 31, 2018.

Due to the complexities involved in accounting for the recently enacted Tax Cuts and Jobs Act (the “Tax Act”), the SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”) requires that the Company include in its financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such estimate has been determined. Pursuant to SAB 118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The final impact on the Company from the Tax Act may differ from the aforementioned estimates due to the complexity of calculating and supporting with primary evidence, changes in interpretations of the Tax Act, future legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the reasonable estimate. The Company’s deferred tax asset and full valuation allowance was decreased by approximately $1 million as a result of the decreased corporate tax rate. The Company will continue to evaluate the impact of the Tax Act and will record any resulting tax adjustments during 2018.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal year 2014 through fiscal year 2017. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At May 31, 2018, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended May 31, 2018 or 2017.

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

Discontinued Operations Income Statement

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Farm revenues	$1,000	$600	$2,400	$6,300
Farm expenses	-	-	-	-
Gross profit	1,000	600	2,400	6,300

General and administrative expenses	-	11,900	-	48,300
Operating profit (loss)	1,000	(11,300)	2,400	(42,000)
Finance charges	-	-	-	9,400
Income (loss) from discontinued operations	$1,000	$(11,300)	$2,400	$(32,600)

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

The individual assets and liabilities of the discontinued agricultural business are combined in the captions “Assets of discontinued operations held for sale” and “Liabilities of discontinued operations” in the consolidated balance sheet. The carrying amounts of the major classes of assets and liabilities included as part of the discontinued business are presented in the following table:

Index
Discontinued Operations Balance Sheet

	May 31, 2018	August 31, 2017
Assets:
Trade accounts receivable	$86,800	$110,700
Land held for sale (*)	450,600	450,600
Total assets	$537,400	$561,300

Liabilities:
Accrued liabilities	$5,600	$11,200
Total liabilities	$5,600	$11,200

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

Income (Loss) per Common Share

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Common stock options and warrants aggregating 535,500 and 470,600 common share equivalents were outstanding as of May 31, 2018 and 2017, respectively, and have been included in the calculation of diluted net income per common share but excluded from the calculation of loss per common share as their effect is anti-dilutive.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). ASU 2016‑02 provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes the present GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. This standard is effective for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact of ASU 2016-02.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). ASU No. 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. This standard is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company adopted ASU No. 2016-01 in its third quarter of 2018 utilizing the modified retrospective transition method. Based on the composition of the Company’s investment portfolio, the adoption of ASU No. 2016-01 did not have a material impact on its consolidated financial statements.

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

Index
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The standard supersedes ASU No. 2009-13, Revenue Recognition (Topic 605) (“ASC 605”), and requires the use of more estimates and judgments than do the present standards. It also requires additional disclosures. The Company has completed its review of the adoption of ASU 2014‑09 and the related impact on each of the Company’s revenue streams (water and wastewater usage fees, consulting fees, tap fees, special facility or construction fees, lot sales and oil and gas revenues). Upon completion of the Company’s evaluation of the standard, the Company determined to early adopt the new revenue recognition standard beginning September 1, 2017, in accordance with the transition provisions in ASU 2014‑09, utilizing the modified retrospective method. The Company concluded that the adoption did have a material impact on the Company’s financial statements.

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

The cumulative effect of the changes made to the Company’s consolidated September 1, 2017 balance sheet for the adoption of ASU 2014-09 were as follows:

	Balance at August 31, 2017	Adjustments Due to ASU 2014-09	Balance at September 1, 2017
Balance Sheet
Assets
Deferred tax assets (Deferred revenue)	$316,400	$(316,400)	$-
Deferred tax assets - valuation allowance (Deferred revenue)	(316,400)	316,400	-
Liabilities
Deferred revenues, current	$55,800	$(55,800)	$-
Deferred revenues, less current portion	999,249	(999,249)	-
Equity
Accumulated deficit	$(103,993,900)	$1,055,049	$(102,938,851)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s consolidated statements of operations and comprehensive income (loss) and balance sheet was as follows:

Index
For the Nine Months Ended May 31, 2018
	As Reported	Amounts that would have been reported under ASC 605	Effect of Change Higher/(Lower)
Income statement
Revenues
Special facility fees	$-	$31,131	$(31,131)
Water tap fees	49,948	60,669	(10,721)
Net income	$58,153	$100,004	$(41,852)

As of May 31, 2018
	As Reported	Amounts that would have been reported under ASC 605 (1)	Effect of Change Higher/(Lower)
Balance Sheet
Liabilities
Deferred revenues, current	$-	$55,800	$(55,800)
Deferred revenues, less current portion	-	957,836	(957,836)
Deferred oil and gas lease payment, current (1)	55,733	55,733	-
Deferred oil and gas lease payment, less current portion	74,311	74,311	-

Equity
Accumulated deficit	$(102,880,698)	$(103,893,896)	$1,013,198

(1)	Inclusive of the Bison Lease deferred oil and gas lease payment and water tap and construction fee deferred revenues as described in the 2017 Annual Report.

Revenue recognition related to the Company’s water and wastewater usage, consulting revenues and oil and gas revenues will remain substantially unchanged as a result of the adoption of ASU 2014-09. The most significant impact of the standard relates to the Company’s accounting for water and wastewater tap fees and special facility/construction fees, which revenues will be recognized in earlier periods when performance obligations are complete under the new revenue standard.

NOTE 2 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine where within the fair value hierarchy the measurement falls.

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the NASDAQ Stock Market. The Company had no Level 1 assets or liabilities as of May 31, 2018 or August 31, 2017.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had 16 and 56 Level 2 assets as of May 31, 2018 and August 31, 2017, respectively, which consist of certificates of deposit, U.S. Treasury bills and U.S. Treasury notes.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability, the contingent portion of the CAA, as of May 31, 2018 and August 31, 2017. The Company has determined that the contingent portion of the CAA does not have a determinable fair value (see Note 4 – Long-Term Obligations and Operating Lease).

Index
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

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of May 31, 2018:

			Fair Value Measurement Using:
	Fair Value	Cost / Other Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Accumulated Unrealized Gains and (Losses)
Certificates of deposit	$1,248,781	$1,250,000	$-	$1,248,781	$-	$(1,219)
U.S. treasuries	15,757,133	15,695,690	-	15,757,133	-	61,443
Total	$17,005,914	$16,945,690	$-	$17,005,914	$-	$60,224

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of August 31, 2017:

			Fair Value Measurement Using:
	Fair Value	Cost / Other Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Accumulated Unrealized Gains and (Losses)
Certificates of deposit	$12,673,700	$12,694,500	$-	$12,673,700	$-	$(20,800)
U.S. treasuries	7,381,700	7,372,000	-	7,381,700	-	9,700
Total	$20,055,400	$20,066,500	$-	$20,055,400	$-	$(11,100)

The Company also holds a certificate of deposit that is not carried at fair value on the consolidated balance sheets and is classified as a held-to-maturity security. As of May 31, 2018, the carrying amount of held-to-maturity securities was $189,800. As of August 31, 2017, the carrying amount of held-to-maturity securities was $188,000.

NOTE 3 – WATER AND LAND ASSETS

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2017 Annual Report. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the nine months ended May 31, 2018.

Investment in Water and Water Systems

The Company’s Investments in Water and Water Systems consist of the following costs and accumulated depreciation and depletion at May 31, 2018 and August 31, 2017:

Index
	May 31, 2018		August 31, 2017
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Rangeview water supply	$14,805,500	$(12,100)	$14,529,600	$(10,600)
Sky Ranch water rights and other costs	7,342,400	(523,100)	6,725,000	(436,300)
Fairgrounds water and water system	2,899,900	(1,040,900)	2,899,900	(974,800)
Rangeview water system	1,652,400	(247,700)	1,639,000	(207,000)
WISE partnership	3,114,100	-	3,114,100	-
Water supply – other	1,177,700	(486,700)	944,800	(401,300)
Wild Pointe service rights	1,631,800	(251,400)	1,631,700	(213,000)
Sky Ranch pipeline	4,697,800	(156,600)	4,700,000	(39,200)
Construction in progress	1,006,400	-	673,800	-
Totals	38,328,000	(2,718,500)	36,857,900	(2,282,200)
Net investments in water and water systems	$35,609,500		$34,575,700

Capitalized terms in this section not defined herein are defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2017 Annual Report.

Depletion and Depreciation

The Company recorded depletion charges of $4,300 and $100 during the three months ended May 31, 2018 and 2017, respectively. The Company recorded depletion charges of $5,300 and $600 during the nine months ended May 31, 2018 and 2017, respectively. During the three and nine months ended May 31, 2018, the depletion was related entirely to the “Lowry Water Supply.” The Lowry Water Supply is defined as the “Rangeview Water Supply” and described in detail in Note 4 – Water and Land Assets in Part II, Item 8 of the 2017 Annual Report.

The Company recorded $211,000 and $148,400 of depreciation expense during the three months ended May 31, 2018 and 2017, respectively. The Company recorded $554,700 and $406,000 of depreciation expense during the nine months ended May 31, 2018 and 2017, respectively. These figures include depreciation for other equipment not included in the table above.

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

The CAA obligation is non-interest bearing, and if the Export Water is not sold, the parties to the CAA have no recourse against the Company. If the Company does not sell the Export Water, the holders of the Series B preferred stock of the Company are also not entitled to payment of any dividend and have no contractual recourse against the Company.

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

Index
From time to time, the Company reacquired various portions of the CAA obligations, which retained their original priority, including the Land Board’s CAA interest which was assigned and relinquished to the Company in 2014. The Company did not make any CAA acquisitions during the three months ended May 31, 2018 and 2017.

As a result of the acquisitions, the Company is currently allocated approximately 88% of the total proceeds from the sale of Export Water after payment of the Land Board royalty. The acquisitions and cumulative sales of Export Water are detailed in the table below. The remaining potential third-party obligation at May 31, 2018, is approximately $1 million.

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third-Party Obligation	Paticipating Interests Liability	Contingency
Original balances	$–	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2017:
Acquisitions	–	28,042,500	(28,042,500)	(9,790,000)	(18,252,500)
Relinquishment	–	2,386,400	(2,386,400)	(832,100)	(1,554,300)
Option payments - Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
and The Hills at Sky Ranch
Arapahoe County tap fees (1)	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	676,500	(540,300)	(136,200)	(47,300)	(88,900)
Balance at August 31, 2017	1,319,900	29,691,700	1,014,600	341,600	673,000
Fiscal 2018 activity:
Export Water sale payments	51,900	(45,700)	(6,200)	(2,200)	(4,000)
Balance at May 31, 2018	$1,371,800	$29,646,000	$1,008,400	$339,400	$669,000

(1)	The Arapahoe County tap fees are net of $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. Of the next approximately $6.6 million of Export Water payouts, which at current levels would occur over several years, the Company will receive approximately $5.8 million of revenue. Thereafter, the Company will be entitled to all but approximately $220,000 of the proceeds from the sale of Export Water after deduction of the Land Board royalty.

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

Index
Operating Lease

Effective February 2018, the Company entered into an operating lease for approximately 11,393 square feet of office and warehouse space. The lease has a three-year term with payments of $6,600 per month and an option to extend the primary lease term for a two-year period at a rate equal to a 12.5% increase over the primary base payments. The change in the lease costs is not material to the Company’s operations.

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

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the nine months ended May 31, 2018:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Approximate Aggregate Instrinsic Value
Oustanding at August 31, 2017	465,500	$4.88	6.30	$1,007,740
Granted (1)	82,500	8.05
Exercised	(10,000)	7.50
Forfeited or expired	(2,500)	7.50
Outstanding at May 31, 2018	535,500	$5.31	6.29	$2,163,540

Options exercisable at May 31, 2018	379,668	$4.66	5.21	$1,780,275

(1)	Includes 50,000 shares granted to Mr. Harding on September 27, 2017 and 32,500 total shares granted to the board of directors on January 17, 2018.

The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan as of and for the nine months ended May 31, 2018:

	Number of Options	Weighted- Average Grant Date Fair Value
Non-vested options oustanding at August 31, 2017	147,500	$3.64
Granted	82,500	4.41
Vested	(74,168)	2.84
Forfeited	-	-
Non-vested options outstanding at February 28, 2018	155,832	$3.76

All non-vested options are expected to vest.

Stock-based compensation expense was $83,600 and $63,500 for the three months ended May 31, 2018 and 2017, respectively. Stock-based compensation expense was $241,200 and $168,000 for the nine months ended May 31, 2018 and 2017, respectively.

Index
At May 31, 2018, the Company had unrecognized expenses totaling $378,400 relating to non-vested options that are expected to vest. The weighted-average period over which these options are expected to vest is approximately two years.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Rangeview District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range and other approved areas. The Rangeview District is governed by an elected board of directors. Eligible voters and persons eligible to serve as a director of the Rangeview District must own an interest in property within the boundaries of the Rangeview District. The Company owns certain rights and real property interests which encompass the current boundaries of the Rangeview District. Sky Ranch Metropolitan District Nos. 1, 3, 4 and 5 (the “Sky Ranch Districts”) and the CAB are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing service to the Company’s Sky Ranch property. The current members of the board of directors of each of the Rangeview District, the Sky Ranch Districts and the CAB consist of three employees of the Company and two independent board members.

On December 16, 2009, the Company entered into a Participation Agreement with the Rangeview District, whereby the Company agreed to provide funding to the Rangeview District in connection with the Rangeview District joining the South Metro Water Supply Authority (“SMWSA”). The Company provides funding pursuant to the Participation Agreement annually with $22,200 and $198,200 being provided during fiscal years 2018 and 2017, respectively.

Through the WISE Financing Agreement, the Company agreed to fund the Rangeview District’s cost of participating in the regional water supply project known as the WISE partnership. The Company anticipates spending approximately $5.2 million over the next five fiscal years to fund the Rangeview District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE and to fund operations and water deliveries related to WISE. To date, the Company has capitalized the funding provided pursuant to the WISE Financing Agreement because the funding has been provided to purchase capacity in the WISE infrastructure. Total investment in the WISE assets as of May 31, 2018 is approximately $3.1 million.

In 1995, the Company extended a loan to the Rangeview District. The loan provided for borrowings of up to $250,000, is unsecured, and bears interest based on the prevailing prime rate plus 2% (6.75% at May 31, 2018). The maturity date of the loan is December 31, 2020. In January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect. The $862,800 balance of the notes receivable at May 31, 2018, includes borrowings of $470,300 and accrued interest of $392,500.

The Company has been providing funding to the Sky Ranch Districts. In each year, since 2012, the Company has entered into an Operation Funding Agreement with one of the Sky Ranch Districts, obligating the Company to advance funding to the Sky Ranch District for operations and maintenance expenses for the then-current calendar year. All payments are subject to annual appropriations by the Sky Ranch District in its absolute discretion. The advances by the Company accrue interest at a rate of 8% per annum from the date of the advance.

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

During the nine months ended May 31, 2018, the Sky Ranch Districts repaid all advances plus accrued interest totaling $215,504, and as of the period then ended, there was no outstanding balance on the receivable.

Pursuant to that certain Community Authority Board Establishment Agreement, as the same may be amended from time to time, Sky Ranch Metropolitan District No. 1 and Sky Ranch Metropolitan District No. 5 formed the CAB to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. In order for the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District, directly or through the CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property. In November 2017, but effective as of January 1, 2018, the Company entered into a Project Funding and Reimbursement Agreement with the CAB for the Sky Ranch property. Improvements subject to the Project Funding and Reimbursement Agreement are determined pursuant to a mutually agreed upon budget. Each advance or reimbursable expense accrues interest at a rate of 6% per annum. Upon the CAB’s ratification of the advances and related expenditures, the amount is recorded as part of Notes receivable – related parties and reclassified from a short-term to a long-term asset.

Index
In February 2018, the Company advanced the CAB $1,490,000 to begin construction of improvements on the Sky Ranch property. The $1,512,500 balance of the notes receivable at May 31, 2018, includes borrowings of $1,490,000 and accrued interest of $22,500.

NOTE 7 – SIGNIFICANT CUSTOMERS

Pursuant to the Rangeview Water Agreements (defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2017 Annual Report) and an Export Service Agreement entered into with the Rangeview District dated June 16, 2017, the Company provides water and wastewater services on the Rangeview District’s behalf to the Rangeview District’s customers. Sales to the Rangeview District accounted for 9% and 75% of the Company’s total water and wastewater revenues for the three months ended May 31, 2018 and 2017, respectively. Sales to the Rangeview District accounted for 5% and 33% of the Company’s total water and wastewater revenues for the nine months ended May 31, 2018 and 2017, respectively. The Rangeview District has one significant customer, the Ridgeview Youth Services Center. Rangeview’s significant customer accounted for 4% and 59% of the Company’s total water and wastewater revenues for the three months ended May 31, 2018 and 2017, respectively. Rangeview’s significant customer accounted for 4% and 26% of the Company’s total water and wastewater revenues for the nine months ended May 31, 2018 and 2017, respectively.

Revenues related to the provision of water for the oil and gas industry to one customer accounted for 87% of the Company’s water and wastewater revenues for the three months ended May 31, 2018. Revenues related to the provision of water for the oil and gas industry to three customers accounted for 91% of the Company’s water and wastewater revenues for the nine months ended May 31, 2018. Revenues related to the provision of water for the oil and gas industry to one customer accounted for 0% and 55% of the Company’s water and wastewater revenues for the three and nine months ended May 31, 2017, respectively.

The Company had accounts receivable from the Rangeview District which accounted for 26% and 50% of the Company’s trade receivables balances at May 31, 2018 and August 31, 2017, respectively. Accounts receivable from the Rangeview District’s largest customer accounted for 15% and 19% of the Company’s water and wastewater trade receivables as of May 31, 2018 and August 31, 2017, respectively. As of May 31, 2018 and August 31, 2017 one significant customer accounted for 55% and 46% of the Company’s trade receivables balances, respectively.

NOTE 8 – ACCRUED LIABILITIES

At May 31, 2018, the Company had accrued liabilities of $379,300, of which $4,900 was for estimated property taxes, $68,000 was for professional fees, and $306,400 was for operating payables.

At August 31, 2017, the Company had accrued liabilities of $380,900, of which $265,000 was for accrued compensation, $5,000 was for estimated property taxes, $48,500 was for professional fees, and the remaining $62,400 was related to operating payables.

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

NOTE 10 – SEGMENT INFORMATION

Prior to the sale of the Company’s agricultural assets and the residual operations through December 31, 2015, the Company operated primarily in two lines of business: (i) the wholesale water and wastewater business and (ii) the agricultural farming business. The Company has discontinued its agricultural farming operations. Currently, the Company operates its wholesale water and wastewater services segment as its only line of business but anticipates it will report its land development activities at Sky Ranch as a separate segment in future filings. The wholesale water and wastewater services business includes selling water service to customers, which is then provided by the Company using water rights owned or controlled by the Company and developing infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater.

As part of the Company’s Sky Ranch development, the Company entered into contracts for the sale of lots (see Note 1 – Presentation of Interim Information).  The Company anticipates that the real estate sales will be a separate segment in fiscal 2018. As of May 31, 2018, there were no real estate revenues or profits, and the carrying cost of the real estate is primarily inventory and reimbursable costs which were approximately $3.7 million and are less than 10% of the Company’s total assets. Oil and gas royalties and licenses are a passive activity and not an operating business activity, and therefore, are not classified as a segment.

Index
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

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition and should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017 (the “2017 Annual Report”). This section focuses on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:

•	Revenue generated from providing water and wastewater services;
•	Expenses associated with developing our water and land assets; and
•	Cash available to continue development of our land, water rights and service agreements.

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

Index
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

We are obligated, pursuant to the Purchase and Sale Contracts, or separate Lot Development Agreements (the “Lot Development Agreements” and, together with the Purchase and Sale Contracts, the “Builder Contracts”), to construct infrastructure and other improvements, such as roads, curbs and gutters, park amenities, sidewalks, street and traffic signs, water and sanitary sewer mains and stubs, storm water management facilities, and lot grading improvements for delivery of finished lots to each builder. Pursuant to the Builder Contracts, we must cause the Rangeview District to install and construct off-site infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities) for the provision of water and wastewater service to the property. In conjunction with approvals with Arapahoe County for the Sky Ranch project, we and/or the Rangeview District and the Sky Ranch Metropolitan Districts, quasi-municipal corporations and political subdivisions of Colorado formed to provide service to the Sky Ranch property (the “Sky Ranch Districts”), are obligated to deposit into an account the anticipated costs to install and construct substantially all the off-site infrastructure improvements (which include drainage and storm water retention ponds and an entry roadway). The Rangeview and Sky Ranch off-site infrastructure improvements are estimated to cost approximately $10.2 million. We finance the obligations of the Rangeview District and the Sky Ranch Districts as described in Note 6 – Related Party Transactions to the accompanying consolidated financial statements.

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

Index
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

Index
Results of Operations

Executive Summary

The results of our operations for the three and nine months ended May 31, 2018 and 2017 are as follows:

Table 1a - Summary of Results of Operations
	Three months ended May 31,
	2018	2017	Change	% Change
Millions of gallons of water delivered	102.0	6.4	95.6	1494%
Metered water usage revenues	$1,162,600	$47,700	$1,114,900	2337%
Operating costs to deliver water	$418,300	$76,900	$341,400	444%
(excluding depreciation and depletion)
Water delivery gross margin %	64%	-61%

Wastewater treatment revenues	$11,700	$7,000	$4,700	67%
Operating costs to treat wastewater	$6,600	$7,500	$(900)	(12%)
Wastewater treatment gross margin %	44%	-7%

Other income	$37,900	$22,000	$15,900	72%
Other income costs incurred	$24,200	$13,700	$10,500	77%
Other income gross margin %	36%	38%

Tap and specialty facility revenues	$-	$57,400	$(57,400)	(100%)

General and administrative expenses	$635,500	$518,600	$116,900	23%
Net income (loss) from continuing operatons	$53,600	$(543,100)	$596,700	110%
Net income (loss) from discontinued operations	$1,000	$(11,300)	$12,300	109%
Net income (loss)	$54,600	$(554,400)	$609,000	110%

Table 1b - Summary of Results of Operations
	Nine months ended May 31,
	2018	2017	Change	% Change
Millions of gallons of water delivered	242.3	42.0	200.3	477%
Metered water usage revenues	$2,888,900	$379,500	$2,509,400	661%
Operating costs to deliver water	$906,900	$234,400	$672,500	287%
(excluding depreciation and depletion)
Water delivery gross margin %	69%	38%

Wastewater treatment revenues	$32,200	$30,500	$1,700	6%
Operating costs to treat wastewater	$21,300	$22,500	$(1,200)	(5%)
Wastewater treatment gross margin %	34%	26%

Other income	$95,900	$75,000	$20,900	28%
Other income costs incurred	$64,800	$45,900	$18,900	41%
Other income gross margin %	32%	39%

Tap and specialty facility revenues	$49,900	$85,300	$(35,400)	(42%)

General and administrative expenses	$1,816,100	$1,411,400	$404,700	29%
Net income (loss) from continuing operatons	$55,800	$(1,177,100)	$1,232,900	105%
Net income (loss) from discontinued operations	$2,400	$(32,600)	$35,000	107%
Net income (loss)	$58,200	$(1,209,700)	$1,267,900	105%

Index
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

Water deliveries increased 1,494% and water revenues increased 2,337% during the three months ended May 31, 2018, as compared to the three months ended May 31, 2017. The increases in water deliveries and revenues are the result of an increase in demand for water for oil and gas operations, which is used primarily to frack wells drilled in the Niobrara formation. Water deliveries increased 477% and water revenues increased 661% during the nine months ended May 31, 2018, compared to the nine months ended May 31, 2017. This increase was due primarily to a higher demand for water by the oil and gas industry during the current nine-month period compared to the prior corresponding period. As a result of the difference in metered rates for fracking water compared to rates for tap customers, revenues received for fracking water have a greater margin. Increases and decreases in water deliveries charged at different rates will result in disproportionate increases and decreases in revenues. The following tables detail the sources of our sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for the three and nine months ended May 31, 2018 and 2017, respectively.

Table 2a - Water Revenue Summary
	Three months ended May 31,
	2018			2017
Customer Type	Sales	kgal	Average price per kgal	Sales	kgal	Average price per kgal
On Site	$98,900	20,549.5	$4.81	$31,000	4,865.0	$6.37
Export - Commercial	41,300	4,439.9	9.30	16,700	1,556.6	10.73
Fracking	1,022,300	77,058.2	13.27	-	-	-
	$1,162,500	102,047.6	$11.39	$47,700	6,421.6	$7.43

Table 2b - Water Revenue Summary
	Nine months ended May 31,
	2018			2017
Customer Type	Sales	kgal	Average price per kgal	Sales	kgal	Average price per kgal
On Site	$168,100	29,501.0	$5.70	$110,800	15,295.6	$7.24
Export - Commercial	99,200	9,212.0	10.77	47,000	18,092.0	2.60
Fracking	2,621,600	203,578.2	12.88	221,700	21,107.0	10.50
	$2,888,900	242,291.2	$11.92	$379,500	54,494.6	$6.96

The gross margin on delivering water increased to 64% and 69% during the three and nine months ended May 31, 2018, compared to a gross loss of 61% and a gross margin of 38% during the three and nine months ended May 31, 2017, respectively. The change in our gross margin was due to an increased demand for water and our ability to apply the revenue from those deliveries to offset the fixed costs of the ECCV system (defined under Liquidity, Capital Resources and Financial Position below). Our cost associated with the use of the system without any production is a flat fee of $8,000 per month. In addition, the ECCV system costs us approximately $8,220 per month to maintain. We had significant production through the ECCV system related to the oil and gas water deliveries for the three and nine months ended May 31, 2018, which has positively impacted our gross margin.

Wastewater Treatment Revenues – Our wastewater customer is charged based on the estimated amount of wastewater treated. Wastewater fees increased 67% and 6% during the three and nine months ended May 31, 2018, respectively, as compared to the three and nine months ended May 31, 2017, respectively. The increase for the three months ended May 31, 2018, was due to timing of the wastewater processed through the system, and the increase for the nine months ended May 31, 2018, was primarily the result of higher demand from our only wastewater customer. Wastewater operating costs and gross margin fluctuate based on timing of expenses and regulatory requirements, but generally fluctuate consistent with demand.

Index
Tap and Special Facility/Construction Revenues – We have various water and wastewater service agreements, a component of which may include tap fee and special facility or construction fee revenues. We determined to early adopt Accounting Standards Update (“ASU”) No. 2014‑09, Revenue from Contracts with Customers (Topic 606), beginning September 1, 2017, in accordance with the transition provisions in ASU 2014‑09, utilizing the modified retrospective method. ASU 2014‑09 governs recognition of revenue from each of our revenue streams (water and wastewater usage fees, consulting fees, tap fees, special facility or construction fees, lot sales and oil and gas revenues).

The most significant impact of the standard relates to our accounting for tap fees and special facility or construction fees. Prior to the adoption of ASU 2014‑09, proceeds from tap fees and construction fees were deferred upon receipt and recognized in income either upon completion of construction of infrastructure or ratably over time, depending on whether the Company or a customer owned the infrastructure constructed with the proceeds. Tap and construction fees derived from agreements in which the Company would not own the assets constructed with the fees were recognized as revenue using the percentage-of-completion method. Tap and construction fees derived from agreements for which the Company would own the infrastructure were recognized as revenues ratably over the estimated accounting service life of the facilities constructed, starting at completion of construction, which could be in excess of 30 years.

Following adoption of ASU 2014‑09, tap fees are expected to be recognized once the tap fee has been paid and the customer has the right to receive water or wastewater service, and, once received, special facility fees or construction revenues are expected to be recorded as deferred revenue and recognized on a percentage-of-completion basis as the construction of the infrastructure is completed, regardless of whether the Company owns the assets. Once the infrastructure is completed, 100% of the deferred revenue will be recognized. We recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Comparative results for the three and nine months ended May 31, 2018 and 2017 differ due to the adoption of ASU 2014-09.

We sold two tap fees during the nine months ended May 31, 2018, recognizing revenues of $49,900. We did not sell any water or wastewater taps during the nine months ended May 31, 2017; however, we recognized revenues of $3,600 and $10,800 for the three and nine months ended May 31, 2017, respectively under the previous revenue recognition standard, ASU No. 2009-13, Revenue Recognition (Topic 605). The water tap fees to be recognized over these periods are net of the royalty payments to the Land Board and amounts paid to third parties pursuant to the “CAA,” which is described in Note 4 – Long-Term Obligations and Operating Lease to the accompanying consolidated financial statements.

We did not recognize special facility fees for the three or nine months ended May 31, 2018. Prior to the adoption of ASU 2014‑09, we recognized approximately $10,300 and $31,000 of “Special Facilities” (defined in the 2017 Annual Report) funding as revenue during the three and nine months ended May 31, 2017. This is the ratable portion of the Special Facilities funding proceeds received from Arapahoe County pursuant to a water service agreement as more fully described in Note 2 – Summary of Significant Accounting Policies to Part II, Item 8 of the 2017 Annual Report.

At May 31, 2018 and 2017, we had deferred recognition of approximately $0 and $1.1 million, respectively, of water tap and special facility/construction fee revenues.

Revenue recognition related to our water and wastewater usage fees, consulting fees, and oil and gas revenue will remain substantially unchanged as a result of the adoption of ASU 2014-09.

Other Income – Other income of $37,900 and $22,000 for the three months ended May 31, 2018 and 2017, respectively, consisted principally of consulting fees. In addition, other income of $95,900 and $75,000 for the nine months ended May 31, 2018 and 2017, respectively, consisted principally of consulting fees. Consulting fees fluctuate from one period to the next based on our customers’ needs.

General and Administrative Expenses

Significant balances classified as general and administrative (“G&A”) expenses for the three and nine months ended May 31, 2018 and 2017, respectively, were:

Index
Table 3a - Significant Balances in G&A
	Three months ended May 31,
	2018	2017	$ Change	% Change
Salary and salary-related expenses:
Including share-based compensation	$310,900	$267,400	$43,500	16%
Excluding share-based compensation	$227,300	$203,800	$23,500	12%
Professional fees	$108,500	$77,200	$31,300	41%
Fees paid to directors (including insurance)	$35,200	$34,100	$1,100	3%
Public entity related expenses	$23,000	$41,800	$(18,800)	-45%

Table 3b - Significant Balances in G&A
	Nine months ended May 31,
	2018	2017	$ Change	% Change
Salary and salary-related expenses:
Including share-based compensation	$919,000	$774,400	$144,600	19%
Excluding share-based compensation	$677,800	$606,300	$71,500	12%
Professional fees	$267,300	$195,700	$71,600	37%
Fees paid to directors (including insurance)	$116,900	$97,800	$19,100	20%
Public entity related expenses	$96,100	$91,600	$4,500	5%

Salary and salary-related expenses – Salary and salary-related expenses including share-based compensation expense increased 16% and 19% for the three and nine months ended May 31, 2018, respectively, as compared to the three and nine months ended May 31, 2017, respectively. The increase was primarily the result of additional employees and increased share-based compensation expense. The salary and salary-related expenses noted above include $83,600 and $63,500 of share-based compensation expenses during the three months ended May 31, 2018 and 2017, respectively. Included in the above salary and salary related expenses are $241,200 and $168,000 of share-based compensation expenses during the nine months ended May 31, 2018 and 2017, respectively.

Professional fees (predominately accounting and legal) – Legal and accounting fees increased 41% and 37% during the three and nine months ended May 31, 2018, as compared to the three and nine months ended May 31, 2017, respectively. The increase for the three months ended May 31, 2018 compared to the three months ended May 31, 2017 is due to higher legal fees of approximately $22,000 related to a certain water service agreement. The increase in the nine months ended May 31, 2018, as compared to the nine months ended May 31, 2017, was primarily due to additional accounting fees related to the 2017 10-K audit of approximately $35,000 and the aforementioned legal fees related to a certain water service agreement.

Fees paid to directors (including insurance) – Directors’ fees, including D&O insurance, increased 3% and 20% for the three and nine months ended May 31, 2018, respectively, as compared to the three and nine months ended May 31, 2017. The increase is primarily due to a decision to increase fees payable to directors for service on the board of directors effective as of January 1, 2018. Once these fees are set, they may vary due to the number of meetings and timing of payments; however, they are generally expected to remain consistent year over year.

Public entity expenses – Costs associated with corporate governance and costs associated with being a publicly traded entity decreased 45% for the three months ended May 31, 2018 compared to the three months ended May 31, 2017 and increased 5% for the nine months ended May 31, 2018, respectively, as compared to the nine months ended May 31, 2017, respectively. The fluctuations are due to the timing and number of filings and compliance costs for filing with the Securities and Exchange Commission (the “SEC”).

Index
Other Income and Expense Items

Table 4a - Other Items
	Three Months Ended May 31,
	2018	2017	$ Change	% Change
Other income items:
Oil and gas lease income, net	$13,900	$6,000	$7,900	132%
Oil and gas royalty income, net	$61,100	$24,900	$36,200	145%
Interest income	$69,000	$59,600	$9,400	16%

Table 4b - Other Items
	Nine Months Ended May 31,
	2018	2017	$ Change	% Change
Other income items:
Oil and gas lease income, net	$37,200	$17,300	$19,900	115%
Oil and gas royalty income, net	$152,700	$164,300	$(11,600)	-7%
Interest income	$176,000	$199,200	$(23,200)	-12%

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

On October 5, 2017, we entered into a Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP for the purpose of exploring for, developing, producing, and marketing oil and gas on the 40 acres of mineral estate we own adjacent to the Lowry Range (the “Bison Lease”). Pursuant to the Bison Lease, we received an up-front payment of $167,200, which will be recognized as income on a straight-line basis over three years (the term of the Bison Lease). We recognized lease income of $13,900 and $37,200 during the three and nine months ended May 31, 2018, respectively, related to the up-front payment received pursuant to the Bison Lease. As of May 31, 2018, we had deferred recognition of $130,000 of income related to the Bison Lease, which will be recognized into income ratably through September 2020.

Oil and gas royalty income – In 2011, we entered into a Paid-Up Oil and Gas Lease, which was subsequently purchased by a wholly-owned subsidiary of ConocoPhillips Company, for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property (the “Sky Ranch O&G Lease”). The Sky Ranch O&G Lease is held by production through two wells drilled in our mineral estate. The oil and gas royalty income represents amounts received pursuant to the Sky Ranch O&G Lease as royalties from oil and gas production from wells in our mineral estate at Sky Ranch. The royalties for the three months ended May 31, 2018, were $61,100, as compared to $24,900 for the same period in 2017. The royalties for the nine months ended May 31, 2018 were $152,700, as compared to $164,300 for the same period in 2017. The decrease in oil and gas royalties is a result of lower production of oil and gas from wells in our mineral estate at Sky Ranch.

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

Index
The following table provides the components of discontinued operations:

Table 5 - Discontinued Operations Income Statement

	Three Months Ended May 31,		Nine Months Ended May 31,
	2018	2017	2018	2017
Farm revenues	$1,000	$600	$2,400	$6,300
Farm expenses	-	-	-	-
Gross profit	1,000	600	2,400	6,300

General and administrative expenses	-	11,900	-	48,300
Operating (loss) profit	1,000	(11,300)	2,400	(42,000)
Finance charges	-	-	-	9,400

Income (loss) from discontinued operations	$1,000	$(11,300)	$2,400	$(32,600)

We anticipate continued expenses through the end of fiscal 2018 related to the discontinued operations, including expenses related to the remaining agricultural land we own and for the purpose of collecting outstanding receivables.

Liquidity, Capital Resources and Financial Position

At May 31, 2018, our working capital, defined as current assets less current liabilities, was $24.1 million, which included $19.9 million in cash and cash equivalents and short-term investments, and an additional $190,000 held in long-term investments. We believe that as of May 31, 2018, and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months.

Sky Ranch Development – During fiscal year 2018, we began construction of off-site improvements at Sky Ranch, including drainage improvements, access roads and other improvements which are estimated to cost approximately $10.2 million. As of May 31, 2018, Sky Ranch development costs of approximately $1.6 million have been incurred. We expect to phase construction of lots to deliver approximately 250 initial lots to builders over the next 12-18 months, which have an estimated construction cost of approximately $8 million. Pursuant to our Builder Contracts, we will collect certain funds from two of the three builders as we reach specified infrastructure milestones. We estimate that the development of the finished lots for the first phase (506 lots) of Sky Ranch will require total capital of approximately $28 million and estimate lot sales to home builders will generate approximately $35 million, providing a projected margin on lots of approximately $7 million. We believe that our plan for phased construction and delivery of lots together with the progress payments from builders will enable us to have adequate cash to fund the development of lots.

ECCV Capacity Operating System – Pursuant to a 1982 contractual right, Rangeview may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than 10 miles of buried water pipeline located on the Lowry Range. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as Rangeview’s service provider and the Export Water Contractor (as defined in the 2014 Amended and Restated Lease Agreement among us, Rangeview and the Land Board), we entered into an agreement to operate and maintain the ECCV facilities, allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat fee of $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from the ECCV’s system, which is included in the water usage fees charged to customers. In addition, in 2018 the ECCV system has cost us and is anticipated to continue to cost us approximately $8,200 per month to maintain.

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

Index
Summary Cash Flows Table

Table 6 - Summary Cash Flows Table
	Nine Months Ended May 31,
	2018	2017	$ Change	% Change
Cash (used in) provided by:
Operating activities	$(1,356,300)	$(839,200)	$(517,100)	(62%)
Investing activities	$(1,631,800)	$1,891,600	$(3,523,400)	(186%)
Financing activities	$288,400	$(2,100)	$290,500	13833%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services and costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.

Cash used in operations in the nine months ended May 31, 2018, increased by approximately $517,100 compared to the nine months ended May 31, 2017, which is primarily due to the payment of approximately $1.1 million for a collateral deposit paid to the Southeast Metro Stormwater Authority in association of with the grading, erosion and sediment control permit application for Sky Ranch, anticipated to be refunded within twelve months, increased customer billings of approximately $674,000 due to increased fracking revenue, the capitalized costs to develop lots at Sky Ranch included in inventory of $382,600 and payments of approximately $138,600 of accounts payable, offset by an increase of net income of $1.3 million and an increase in deferred oil and gas lease payments of $148,000 for the nine months ended May 31, 2018.

Changes in Investing Activities – The use of cash in investing activities during the nine months ended May 31, 2018, consisted of the sale of available for sale securities of $3.1 million, the investment in our water system of $3.4 million, funding payment of $1,490,000 for Sky Ranch Community Authority Board to begin construction on Sky Ranch and the purchase of equipment of $271,100. Cash provided by investing activities in the nine months ended May 31, 2017 consisted of the sale of available for sale securities for $8.4 million, the investment in our water system of $6.4 million, of which approximately $4.1 million (of the total estimated $4.3 million cost) related to construction of the Sky Ranch pipeline, $1.6 million related to the Wild Pointe purchase and approximately $0.1 million related to the WISE infrastructure, and the purchase of equipment of $77,200.

Changes in Financing Activities – Cash provided by financing activities during the nine months ended May 31, 2018, consisted of a receipt of a note receivable of $215,500 from a Sky Ranch District and proceeds from the exercise of stock options of $75,000, offset by a payment to contingent liability holders of $2,200. Cash used in financing activities during the nine months ended May 31, 2017 consisted of a payment to contingent liability holders of $2,100.

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

Index
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

In the three-month period ended November 30, 2017, we completed our review of the adoption of ASU 2014‑09 and the related impact on each of our revenue streams (water and wastewater usage fees, consulting fees, tap fees, special facility or construction fees, lot sales and oil and gas revenues). Upon completion of our evaluation of the standard, we determined to early adopt the new revenue recognition standard beginning September 1, 2017, in accordance with the transition provisions in ASU 2014‑09, utilizing the modified retrospective method. We concluded that the adoption did have a material impact on our financial statements.

We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit, which resulted in a reduction of our accumulated deficit of approximately $1.1 million. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The most significant impact of the standard relates to our accounting for tap fees and special facility or construction fees, which revenues are expected to be recognized in earlier periods under the new revenue standard. Revenue recognition related to our water and wastewater usage fees and consulting fees will remain substantially unchanged as a result of the new revenue standard. Monthly wholesale water usage charges are assessed to our customers based on actual metered usage each month plus a base monthly service fee. We recognize wholesale water usage revenues upon delivering water to our customers or our governmental customer’s end-use customers, as applicable. We invoice sales of Export Water directly, and revenues we recognize from such sales are shown gross of royalties to the Land Board. Sales of water on the Lowry Range are invoiced directly by the Rangeview District, and a percentage of such collections are then paid to us by the Rangeview District. Water revenues from such sales are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District.

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

Index
We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. See further discussion regarding our land held for sale in Note 4 – Water and Land Assets to Part II, Item 8 of our 2017 Annual Report.

Our Front Range Water Rights – We determine the undiscounted cash flows for our Denver-based assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2017, and determined that there were no material changes and that our Denver-based assets are not impaired and their costs are deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g., Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. Our combined Lowry Water Supply and Sky Ranch water assets have a carrying value of $35.6 million as of May 31, 2018. Based on the carrying value of our water rights, the long-term and uncertain nature of any development plans, current tap fees of $26,650 and estimated gross margins, we estimate that we would need to add 2,300 new water connections (requiring 3.5% of our portfolio) to generate net revenues sufficient to recover the costs of our Lowry Water Supply assets. If tap fees increase 5%, we would need to add 2,100 new water taps (requiring 3.4% of our portfolio) to recover the costs of our Lowry Water Supply assets. If tap fees decrease 5%, we would need to add 2,400 new water taps (requiring 3.7% of our portfolio) to recover the costs of our Lowry Water Supply assets.

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

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained in or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Forward-looking statements include, among others, statements we make regarding:

•	material changes to unrecognized tax positions;
•	the impact of new accounting pronouncements;
•	our intent to sell certain farms in due course and hold the related mineral interest for future development;
•	receipt of the first priority payout under the CAA;
•	the timing and impact on our financial statements of new home construction and other development in the areas where we may sell our water;
•	utilization of our water assets;
•	growth in our targeted service area;

Index
•	plans to continue to provide water and wastewater services to commercial and industrial customers;
•	projected capital spendings and projected gross proceeds and margin on lot sales for the first phase of Sky Ranch;
•	timing of delivery of finished lots at Sky Ranch;
•	sufficiency of our working capital to fund our operations for the next 12 months;
•	our ability to fund improvements needed to deliver finished lots to home builders at Sky Ranch by phasing construction and delivery of lots and utilizing progress payments from builders;
•	consistency of director compensation;
•	costs associated with the use of the ECCV system;
•	infrastructure to be constructed over the next several years;
•	investments over the next five years for the WISE project;
•	estimated transmission pipeline capacity of, and decreed amount of water from, the WISE project upon its completion;
•	estimates associated with revenue recognition, asset impairments, and cash flows from our water assets;
•	variance in our estimates of future tap fees and future operating costs;
•	estimated number of SFE connections that can be served by our water systems;
•	number of new water connections necessary to recover costs;
•	expected vesting and forfeitures of stock options;
•	timing and type of continued expenses related to the discontinued agricultural operations;
•	anticipated refund of a collateral deposit paid to the Southeast Metro Stormwater Authority;
•	objectives of our investment activities; and
•	timing of the recognition of income related to the Bison Lease.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation:

•	the timing of new home construction and other development in the areas where we may sell our water;
•	population growth;
•	employment rates;
•	timing of oil and natural gas development in the areas where we sell our water;
•	general economic conditions;
•	the market price of water;
•	the market price of oil and natural gas;
•	changes in customer consumption patterns;
•	changes in applicable statutory and regulatory requirements;
•	changes in governmental policies and procedures;
•	uncertainties in the estimation of water available under decrees;
•	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
•	uncertainties in the estimation of the service life of our systems;
•	uncertainties in the estimation of costs of construction projects;
•	the strength and financial resources of our competitors;
•	our ability to find and retain skilled personnel;
•	climatic and weather conditions, including floods, droughts and freezing conditions;
•	labor relations;
•	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
•	availability and cost of labor, material and equipment;
•	delays in anticipated permit and construction dates;
•	engineering and geological problems;
•	environmental risks and regulations;
•	our ability to raise capital;
•	volatility in the price of our common stock;
•	our ability to negotiate contracts with new customers;
•	the outcome of any litigation and arbitration proceedings;
•	uncertainties in water court rulings;
•	our ability to collect on any judgments; and
•	factors described under “Risk Factors” in our 2017 Annual Report.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by these cautionary statements.

Index
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

General

We have limited exposure to market risks from instruments that may impact the Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income (Loss), and Consolidated Statements of Cash Flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest-bearing investments. As of May 31, 2018, we own five certificates of deposit and 11 U. S. Treasury securities with stated maturity dates and locked interest rates. Therefore, we are not subject to interest rate fluctuations. We have no investments denominated in foreign currencies; therefore, our investments are not subject to foreign currency exchange rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of May 31, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company. Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on December 14, 2007.

3.2	Bylaws of the Company. Incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed on December 14, 2007.

10.1	Eleventh Amendment to Contract for Purchase and Sale of Real Estate, dated March 27, 2018, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc. *

10.2	Twelfth Amendment to Contract for Purchase and Sale of Real Estate, dated April 10, 2018, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc. *

10.3	Twelfth Amendment to Contract for Purchase and Sale of Real Estate, dated April 20, 2018, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.

**	Furnished herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Mark W. Harding
Mark W. Harding
President and Chief Financial Officer

July 6, 2018