Form 10-K
period 2018-08-31
PURE CYCLE CORP
filed 2018-11-13
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $134,634,077

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: November 8, 2018 - 23,764,098

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2019, which will be filed with the SEC within 120 days of the close of the fiscal year ended August 31, 2018.

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts contained in this Annual Report on Form 10-K, or incorporated by reference into this Annual Report on Form 10-K, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “seek,” “project,” “future,” “likely,” “believe,” “may,” “should,” “could,” “will,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements relating to, among other things:

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

●	the impact of individual housing and economic cycles on the number of connections we can serve with our water;
●	increases in future water tap fees;
●	negotiation of payment terms for fees;
●	plans for development of our Sky Ranch property;
●	the number of units planned for the first phase of development at Sky Ranch;
●	the timing for the completion of construction of finished lots at Sky Ranch;
●	the number of lots for which delivery is expected in calendar year 2019;
●	estimated costs of earthwork, erosion control, streets, drainage and landscaping at Sky Ranch for calendar years 2018 and 2019;
●	the estimated amount of reimbursable costs for Sky Ranch;
●	capital required and costs to develop the first phase of Sky Ranch;
●	estimated costs of improvements to be funded by Pure Cycle and constructed by the CAB;
●	anticipated revenues and margins from development of our Sky Ranch property;
●	estimated time period for build out of Sky Ranch and sufficiency of tap fees to fund infrastructure costs;
●	the impact of any downturn in the homebuilding and credit markets on our business and financial condition;
●	the sufficiency of our working capital and financing sources to fund our operations;
●	estimated supply capacity of our water assets;
●	need for additional production capacity;
●	costs and plans for treatment of water and wastewater;
●	plans to use raw water, effluent water or reclaimed water for agricultural and irrigation uses;
●	participation in regional water projects, including “WISE” and the timing and availability of water from, and projected costs related to, WISE;
●	our ability to assist Colorado “Front Range” water providers in meeting current and future water needs;
●	timing of and interpretation of Land Board royalties;
●	the number of new water connections needed to recover the costs of our water supplies;
●	the adequacy of the provisions in the “Lease” for the Lowry Range to cover present and future circumstances;
●	factors that may impact labor and material costs;
●	loss of key employees and hiring additional personnel for our operations;
●
anticipated timing and amount of, and sources of funding for, (i) capital expenditures to construct infrastructure and increase production capacities, (ii) compliance with water, environmental and other regulations, and (iii) operations, including delivery and treatment of water and wastewater;

●
the ability of our deep water well enhancement tool and process to increase efficiency of wells and our plans to use the tool when we drill new water wells and to market the tool to area water providers;

●	plans to drill water walls into aquifers located beneath the Lowry Range and the timing and estimated costs of such a build out;
●	our ability to reduce the amount of up-front construction costs for water and wastewater systems;
●	ability to generate working capital and market our water assets;
●	plans to sell and estimated value of certain farms;
●	service life of constructed facilities;
●	use of third parties to construct water and wastewater facilities and Sky Ranch lot improvements;
●	plans to utilize fixed-price contracts;
●	payment of amounts due from the Rangeview District and the Sky Ranch Districts;

●	capital expenditures for investing in expenses and assets of the Rangeview District;
●	the impact of water quality, solid waste disposal and environmental regulations on our financial condition and results of operations;
●	environmental clean-up at the Lowry Range by the U.S. Army Corps of Engineers;
●	our ability to comply with permit requirements and environmental regulations and the cost of such compliance;
●	our ability to meet customer demands in a sustainable and environmentally friendly way;
●	the recoverability of construction and acquisition costs from rates;
●	our belief that we are not a public utility under Colorado law;
●	changes in unrecognized tax positions;
●	plans to retain earnings and not pay dividends;
●	forfeitures of option grants, vesting of non-vested options and the fair value of option awards;
●	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting;
●	accounting estimates and the impact of new accounting pronouncements;
●	future fluctuations in the price and trading volume of our common stock; and
●	timing of the filing of our proxy statement.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Our actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those contemplated by such forward-looking statements include, without limitation:

●	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability;
●	population growth;
●	changes in employment levels, job and personal income growth and household debt-to-income levels;
●	changes in consumer confidence generally and confidence of potential homebuyers in particular;
●	the ability of existing homeowners to sell their existing homes at prices that are acceptable to them;
●	changes in the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;
●	timing of oil and gas development in the areas where we sell our water;
●	general economic conditions;
●	the market price of water;
●	the market price of oil and gas;
●	changes in customer consumption patterns;
●	changes in applicable statutory and regulatory requirements;
●	changes in governmental policies and procedures, including with respect to land use and environmental and tax matters;
●	changes in interest rates;
●	private and federal mortgage financing programs and lending practices;
●	uncertainties in the estimation of water available under decrees;
●	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
●	uncertainties in the estimation of the service life of our systems;
●	uncertainties in the estimation of costs of construction projects;
●	the strength and financial resources of our competitors;
●	our ability to find and retain skilled personnel;
●	climatic and weather conditions, including floods, droughts and freezing conditions;
●	labor relations;
●	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
●	availability and cost of labor, material and equipment;
●	delays in anticipated permit and construction dates;
●	engineering and geological problems;
●	environmental risks and regulations;
●	our ability to raise capital;
●	our ability to negotiate contracts with new customers;
●	uncertainties in water court rulings;
●	unauthorized access to confidential information and data on our information technology systems and security and data breaches; and
●	the factors described under “Risk Factors” in this Annual Report on Form 10-K.

We undertake no obligation, and disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by this cautionary statement.

Glossary of terms

The following terms are commonly used in the water industry and are used throughout our annual report:

●
Acre Foot – approximately 326,000 gallons of water, or enough water to cover an acre of ground with one foot of water. For some instances herein, as context dictates, the term “acre feet” is used to designate an annual decreed amount of water available during a typical year.

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

●
SFE – a single family equivalent unit. One SFE is a customer – whether residential, commercial or industrial – that imparts a demand on our water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard sized lot. One SFE is assumed to have a water demand of approximately 0.4 acre feet per year and to contribute wastewater flows of approximately 300 gallons per day.

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

PART I

Item 1 – Business

Pure Cycle Corporation, a Colorado corporation (“we,” “us” or “our”), is a vertically integrated water company that:

●	provides wholesale water and wastewater services;
●	designs, constructs, operates and maintains water and wastewater systems;
●	supplies untreated water for hydraulic fracturing and other commercial/industrial uses; and
●	is developing a master planned mixed-use community as part of our plan to monetize our land and water assets.

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

We provide wholesale water and wastewater services predominantly to two local governmental entities that in turn provide residential and commercial water and wastewater services to communities along the eastern slope of Colorado in the area referred to as the “Front Range,” extending essentially from Fort Collins on the north to Colorado Springs on the south. Our largest customer is the Rangeview Metropolitan District (the “Rangeview District”), which is a quasi-municipal political subdivision of the State of Colorado. We have the exclusive right to provide wholesale water and wastewater services to the Rangeview District and its end-use customers pursuant to the “Rangeview Water Agreements” and the “Off-Lowry Service Agreement” (each as defined below). Through the Rangeview District, we currently provide wholesale service to 391 SFE water connections and 157 SFE wastewater connections located in the Rangeview District’s service area of southeastern metropolitan Denver in an area called the Lowry Range and other nearby areas where we have acquired service rights.

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

In addition to our water and wastewater operations, we are developing 931 acres of land we own along Denver’s I-70 corridor as a master planned community known as Sky Ranch. In June 2017, we entered into agreements to sell a total of 506 residential lots at Sky Ranch to three national home builders. In March 2018, we began construction of finished lots at Sky Ranch and in July 2018, we achieved the first payment milestone for the sale of 150 platted lots to two of our home builders pursuant to agreements with each builder. Pursuant to agreements with the Rangeview District, we are the exclusive provider of wholesale water and wastewater services to the future residents of Sky Ranch.

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

The $36.7 million of capitalized water costs on our balance sheet represents the costs of the water rights we own or have the exclusive right to use and the related infrastructure developed to provide wholesale water and wastewater services. Our water assets are as follows:

Table A - Water Assets

Water Source	Groundwater (acre feet)
Lowry (Rangeview Water Supply)
Export (1)	11,650
Non-Export (1)	12,035
Fairgrounds	321
Sky Ranch	828
24,834

Surface Water (acre feet)
Lowry (1)	3,300
WISE	500
3,800

Total (Groundwater and Surface Water)	28,634

(1)	The combined Lowry water rights are 26,985 acre feet.

We believe we can serve approximately 60,000 SFEs.

Our service areas and water and land assets are described in greater detail in the maps and discussion that follow.

The map below indicates the location of our Denver area assets.

Watkins
Wastewater Reservoir
Future East Reservoir Aurora/WISE
Aurora Reservoir
Lowry Range
Coal Creek
Future RMD/PC Reservoir C
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

The Lease, the Export Agreement, the Lowry Service Agreement and the Lowry Wastewater Agreement are collectively referred to as the “Rangeview Water Agreements.”

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

Rangeview Metropolitan District – The Rangeview District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range and other approved areas. The Rangeview District is governed by an elected board of directors. Eligible voters and persons eligible to serve as directors of the Rangeview District must own an interest in property within the boundaries of the Rangeview District. We own certain rights and real property interests which encompass the current boundaries of the Rangeview District. The current directors of the Rangeview District are Mark W. Harding (our President, Chief Financial Officer and a director), Scott E. Lehman (a Pure Cycle employee), and Dirk Lashnits (a Pure Cycle employee), and one independent board member. Pursuant to Colorado law, directors may receive $100 for each board meeting they attend, up to a maximum of $1,600 per year. Mr. Harding, Mr. Lehman, and Mr. Lashnits have all elected to forego these payments.

South Metropolitan Water Supply Authority (“SMWSA”) and Water Infrastructure Supply Efficiency Partnership (“WISE”) – SMWSA is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members, including the Rangeview District. SMWSA members include 14 Denver area water providers in Arapahoe and Douglas Counties. The Rangeview District became a member of SMWSA in 2009 in an effort to participate with other area water providers in developing regional water supplies along the Front Range. We entered into a Participation Agreement with the Rangeview District on December 16, 2009, whereby we agreed to provide funding to the Rangeview District in connection with its membership in the SMWSA (the “SMWSA Participation Agreement”). SMWSA members have been working with the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”) and the City of Aurora acting by and through its utility enterprise (“Aurora Water”) on a cooperative water project known as the WISE, which seeks to develop regional infrastructure that would interconnect members’ water transmission systems to be able to develop additional water supplies from the South Platte River in conjunction with Denver Water and Aurora Water. In July 2013, the Rangeview District together with nine other SMWSA members formed the South Metro WISE Authority (“SMWA”) pursuant to the South Metro WISE Authority Formation and Organizational Intergovernmental Agreement (the “SM IGA”) to enable its members to participate in WISE. The SM IGA specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. On December 31, 2013, SMWA, Denver Water and Aurora Water entered into the Amended and Restated WISE Partnership – Water Delivery Agreement (the “WISE Partnership Agreement”), which provides for the purchase and construction of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. We have entered into the Rangeview/Pure Cycle WISE Project Financing and Service Agreement with the Rangeview District dated November 19, 2014 (effective as of December 22, 2014), which obligates us to fund the Rangeview District’s cost of participating in WISE (the “WISE Financing Agreement”). In exchange for funding the Rangeview District’s obligations in WISE, we have the sole right to use and reuse the Rangeview District’s approximate 7% share of the WISE water and infrastructure to provide water service to the Rangeview District’s customers and to receive the revenue from such service. Our current WISE subscription entitles us to approximately three million gallons per day of transmission pipeline capacity and 500 acre feet per year of water. In accordance with the WISE Financing Agreement and the SMWSA Participation Agreement, to date we have provided approximately $3.1 million of financing to the Rangeview District to fund its obligation to finance the purchase of infrastructure for WISE, its obligations related to SMWSA, and the construction of a connection to the WISE system. We anticipate that we will be spending the following over the next five fiscal years to fund the Rangeview District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE and to fund operations and water deliveries related to WISE:

Table B – Estimated WISE Costs

	For the Fiscal Years Ended August 31,
	2019	2020	2021	2022	2023
Subscription (Operations)	$99,478	$99,478	$99,478	$99,478	$99,478
Water Deliveries	362,500	543,800	725,000	906,300	906,300
Capital (Infrastructure)	2,528,400	50,000	50,000	50,000	50,000
Other	20,000	25,000	30,000	35,000	40,000
	$3,010,378	$718,278	$904,478	$1,090,778	$1,095,778

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

Water Customers – When we develop, operate and deliver water service utilizing water from our Rangeview Water Supply, payments from customers generate royalties to the Land Board at a rate of 12% of gross revenues from private customers and customers on the Lowry Range and 10% from public entity customers. In the event that either (i) metered production of water used on the Lowry Range in any calendar year exceeds 13,000 acre feet or (ii) 10,000 surface acres on the Lowry Range have been rezoned to non-agricultural use, finally platted and water tap agreements have been entered into with respect to all improvements to be constructed on such acreage, the Land Board may elect, at its option, to receive, in lieu of its royalty of 12% of gross revenues, 50% of the collective net profits (ours and the Rangeview District’s) derived from the sale or other disposition of water on the Lowry Range. To date, neither of these conditions has been met, and such conditions are not likely to be met any time soon. In addition to royalties on the sale of metered water deliveries, the Land Board will receive a royalty on the sale of water taps, except for the sale of any taps to Sky Ranch, at the rate of two percent of the gross amount received from the sale of a water tap.

We are also required to pay the Land Board a minimum annual water production fee of $45,600 per year, which is to be credited against future royalties.

Sale of Water Rights – In the event we sell our Export Water right outright rather than developing and delivering water service, royalties to the Land Board escalate based on the amount of gross revenue we receive and are lower for sales to a water district or similar municipal or public entity than for sales to a private entity as defined under the Lease. The Company does not currently contemplate selling its rights to the Export Water.

East Cherry Creek Valley System – Pursuant to a 1982 contractual right, the Rangeview District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than 10 miles of buried water pipeline located on the Lowry Range. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as the Rangeview District’s service provider and the Export Water Contractor (as defined in the Lease among us, the Rangeview District and the Land Board), we entered into an agreement to operate and maintain the ECCV facilities allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat monthly fee of $8,000 per month from January 1, 2013 through December 31, 2020 and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers.

Revenues from our Rangeview Water Supply – We generate revenues through our wholesale water and wastewater operations predominantly from three sources: (i) monthly water usage and wastewater treatment fees, (ii) one-time water and wastewater tap fees and construction fees/Special Facility funding, and (iii) consulting fees. Our revenue sources and how we account for them are described in greater detail below. We typically negotiate the payment terms for tap fees, construction fees, and other water and wastewater service fees with our wholesale customers as a component of our service agreements prior to construction of the project. However, with respect to customers on the Lowry Range, pursuant to the Lease, the Rangeview District’s rates and charges to such end-use customers may not exceed the average of similar rates and charges of three nearby water providers.

(i)
Monthly Water Usage and Wastewater Treatment Fees – Monthly wholesale water usage fees are assessed to our customers based on actual metered deliveries to their end-use customers each month. Water usage fees are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. The water usage fees for end-use customers on the Lowry Range are noted below in Table C:

Table C – Lowry Range Tiered Water Usage Pricing Structure

Price ($ per thousand gallons)
Base charge per SFE	$32.27
0 gallons to 10,000 gallons	$3.91
10,001 gallons to 20,000 gallons	$5.14
20,001 gallons to 40,000 gallons	$8.08
40,001 gallons and above	$9.87

The figures in Table C reflect the amounts charged to the Rangeview District’s end-use customers on the Lowry Range. In exchange for providing water service to the Rangeview District’s Lowry Range customers, we receive 98% of the usage charges received by the Rangeview District relating to water services after deducting the required royalty to the Land Board (described above at Rangeview Water Supply and Lowry Range – Land Board Royalties).

The amounts charged by the Rangeview District to its end-use customers off the Lowry Range are determined pursuant to the Rangeview District’s service agreements with such customers and such rates may vary. In exchange for providing water service to the Rangeview District’s customers off the Lowry Range, we receive 98% of the usage charges received by the Rangeview District relating to water services after deducting any required royalty to the Land Board. The royalty to the Land Board is required for water service provided utilizing our Rangeview Water Supply, which includes most of our current customers off the Lowry Range except those at Wild Pointe.

In addition to the tiered water usage pricing structure, we currently charge a hydrant rate of $10.50 per thousand gallons for commercial and industrial customers. We also collect other immaterial fees and charges from customers and other users to cover miscellaneous administrative and service expenses, such as application fees, review fees and permit fees.

In exchange for providing wastewater services, we receive 90% of the Rangeview District’s monthly wastewater treatment fees, as well as the right to use or sell the reclaimed water.

(ii)
Water and Wastewater Tap Fees and Construction Fees/Special Facility Funding – Tap fees are typically paid by developers in advance of construction activities and are non-refundable. Tap fees are typically used to fund construction of the Wholesale Facilities and defray the acquisition costs of obtaining water rights.

The Rangeview District’s 2018 water tap fees are $24,974, and its wastewater tap fees are $4,659.

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

Construction fees are fees we receive, typically in advance, from developers for us to build certain infrastructure such as Special Facilities, which are normally the responsibility of the developer.

(iii)
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

Water Sales for Fracking

We provide water for hydraulic fracturing (“fracking”) of oil and gas wells being developed in the Niobrara Formation to and around the Land Board’s Lowry Range property and our Sky Ranch property. Oil and gas drilling in our area is affected by the price of oil, and the number of wells drilled and fracked can vary from year to year. Each well developed in the Niobrara Formation utilizes between 10 and 20 million gallons of water to drill and frack, which equates to selling water to between approximately 100 and 200 homes for an entire year.

Water revenues from sales of water for the construction of well sites, drilling and fracking wells developed in the Niobrara Formation were approximately $4,044,300 and $478,500 during the fiscal years ended August 31, 2018 and 2017, respectively. With a large percentage of the acreage surrounding the Lowry Range in Arapahoe, Adams, Elbert, and portions of Douglas Counties already leased by oil companies, we anticipate providing additional water for drilling and fracking of oil and gas wells in the future. Previously, nearly all oil and gas development was attributable to our largest fracking customer ConocoPhillips Company (“ConocoPhillips”). However, in the past year, there have been three other oil and gas companies acquiring lease interests in the area, and each of these companies has drilled and fracked wells. We anticipate continued development of oil and gas wells at the Lowry Range, Sky Ranch and the surrounding area by multiple operators. See “Sales to the fracking industry can fluctuate significantly” in Item 1A – Risk Factors of this Annual Report on Form 10-K.

Service to Customers Not on the Lowry Range

Since January 2017, we have had an agreement with the Rangeview District to be the Rangeview District’s exclusive provider of water and wastewater services to the Rangeview District’s customers located outside of its Lowry Range service area. This agreement was confirmed in the Export Service Agreement, dated June 16, 2017 (the “Off-Lowry Service Agreement”), between us and the Rangeview District. Pursuant to the Off-Lowry Service Agreement, we design, construct, operate and maintain the Rangeview District’s water and wastewater systems and the systems of other communities that have service contracts with the Rangeview District to provide water and wastewater services to the Rangeview District’s customers that are not on the Lowry Range (currently, Wild Pointe and Sky Ranch). In exchange for providing water and wastewater services to the Rangeview District’s customers that are not on the Lowry Range, we receive 100% of water and wastewater tap fees, 98% of the water usage fees, and 90% of the monthly wastewater service and usage fees received by the Rangeview District from its customers that are not located on the Lowry Range, after deduction of royalties due to the Land Board, if applicable. See Rangeview Water Supply and Lowry Range – Land Board Royalties above. The water usage fees to be collected for service at Sky Ranch are the only fees that would currently be subject to the Land Board royalty.

Wild Pointe – Elbert & Highway 86 Commercial Metropolitan District – In 2017, we entered into an agreement with the Rangeview District, which had entered into an agreement with Elbert & Highway 86 Commercial Metropolitan District (the “Elbert 86 District”) to operate and maintain a water system for residential and commercial customers at the Wild Pointe development in Elbert County. The water system includes two deep water wells, a pump station, treatment facility, storage facility, over eight miles of transmission lines, and approximately 457 acre feet of water rights serving the development. We provided $1.6 million in funding to acquire the exclusive rights to operate and maintain all the water facilities in exchange for payment of the remaining residential and commercial tap fees and annual water use fees. Service to Wild Pointe is governed by the Off-Lowry Service Agreement.

Sky Ranch Water and Wastewater Service – As described in more detail below, we are developing 931 acres of land we own as a master planned community known as Sky Ranch. Pursuant to the Sky Ranch Water and Wastewater Service Agreement, dated June 19, 2017, between PCY Holdings, LLC, our wholly owned subsidiary and the owner of the Sky Ranch property (“PCY Holdings”), and the Rangeview District, PCY Holdings agreed to construct certain facilities necessary to provide water and wastewater service to Sky Ranch, and the Rangeview District agreed to provide water and wastewater services for the Sky Ranch development. Pursuant to the Off-Lowry Service Agreement, we are the exclusive provider of water and wastewater services to future residents of the Sky Ranch development.

Sky Ranch Development

In 2010, we purchased approximately 931 acres of undeveloped land located in unincorporated Arapahoe County known as Sky Ranch. Sky Ranch is located directly adjacent to I-70, 16 miles east of downtown Denver, four miles north of the Lowry Range, and four miles south of Denver International Airport.

The property includes rights to approximately 830 acre feet of water and approximately 640 acres of oil and gas mineral rights and has been zoned for residential, commercial and retail uses that may include up to 4,850 SFEs. Sky Ranch is zoned for 4,400 homes and 1.6 million square feet of commercial, retail and light industrial development. Sky Ranch will develop in multiple phases over a number of years. Our first phase of 151 acres is platted for 506 detached single-family residential lots. We have entered into purchase and sale agreements (described in more detail below) with three national home builders pursuant to which the Company agreed to sell, and the builders agreed to purchase, the initial 506 residential lots at the property. We began construction of 250 residential lots for entry-level housing (houses costing in the $300,000 range) on March 1, 2018, with model homes scheduled for construction in late 2018. We expect to phase the development of our initial 506 lots beginning with delivery of approximately 150 finished lots in early 2019, delivering an additional 100 lots in mid-2019 and the balance of the lots to each builder depending on home sales. We estimate that build out of our initial 506 lots will take between three and four years. We have leased the oil and gas minerals underlying the land to a major independent exploration and production company.

In June 2017, we entered into purchase and sale agreements (collectively, the “Purchase and Sale Contracts”) with three separate home builders pursuant to which we agreed to sell, and each builder agreed to purchase, a certain number (totaling 506) of single-family, detached residential lots at Sky Ranch. We will be developing finished lots for each of the three home builders (which are lots on which homes are ready to be built that include roads, curbs, wet and dry utilities, storm drains and other improvements). Each builder is required to purchase water and sewer taps for the lots from the Rangeview District, the cost of which depends on the size of the lot, the size of the house, and the amount of irrigated turf. Pursuant to the Off-Lowry Service Agreement, we will receive all of the water tap fees and wastewater tap fees. We will receive the monthly service fees and usage fees for wastewater services received by the Rangeview District from customers at Sky Ranch net of a 10% fee retained by the Rangeview District. We will also receive the usage fees for water services received by the Rangeview District from customers at Sky Ranch, after deduction, in most instances, of the royalty to the Land Board related to the use of the Rangeview Water Supply, net of a 2% fee retained by the Rangeview District.

In November 2017, each builder completed its due diligence under the Purchase and Sale Contracts, at which time certain earnest money deposits by each builder became non-refundable. In July 2018, we obtained final approval of the entitlements for the property and achieved the first payment milestone for 150 platted lots to two of our builders. We received a payment of $2,500,000, and the two builders posted letters of credit for an additional $7,775,000. We are working to complete construction of finished lots in fiscal year 2019 and will receive two additional payments, to be distributed from the escrowed funds, from each of these builders. The first additional payment will be distributed upon completion of construction of wet utilities, and the final payment will be distributed upon completion of finished lots. Additionally, we will receive payment from our third builder upon completion of finished lots.

We are obligated pursuant to the Purchase and Sale Contracts, or separate Lot Development Agreements (the “Lot Development Agreements” and, together with the Purchase and Sale Contracts, the “Builder Contracts”), to construct infrastructure and other improvements, such as roads, curbs and gutters, park amenities, sidewalks, street and traffic signs, water and sanitary sewer mains and stubs, storm water management facilities, and lot grading improvements for delivery of finished lots to each builder. Pursuant to the Builder Contracts, we must cause the Rangeview District to install and construct off-site infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities) for the provision of water and wastewater service to the property. In conjunction with our approvals with Arapahoe County for the Sky Ranch project, we and/or the Rangeview District and the Sky Ranch Districts or the CAB (each as defined and described in more detail below) are obligated to deposit into an account the anticipated costs to install and construct substantially all the off-site infrastructure improvements (which include drainage, wholesale water and wastewater facilities, and entry roadway), which we estimate will be approximately $10.2 million.

The improvements, such as roads, parks, and water and sanitary sewer mains, that will be shared by all homeowners in the development and not specific to a finished lot will ultimately be owned by the Sky Ranch Districts or the CAB.  Upon completion of the improvements and acceptance by the Sky Ranch Districts or the CAB, we will be entitled to reimbursement for the verified costs incurred with respect to such improvements. We estimate that the total capital required to develop lots in the first phase (506 lots) of Sky Ranch will be approximately $35 million, which includes estimated reimbursable costs of approximately of $27 million that will be reimbursable to us by the CAB, and that lot sales to home builders will generate approximately $36 million in revenues, providing a margin on lots of approximately $1 million prior to receipt of reimbursable expenses. The Company and the CAB have agreed that no payment is required by the CAB with respect to reimbursable costs unless and until the CAB and/or the Sky Ranch Districts issue bonds in an amount sufficient to reimburse us for all or a portion of advances provided, or expenses incurred for reimbursables. Due to this contingency, the reimbursable costs will be included in lot development capitalized costs until the point in time when bonding is obtained. At that point, all reimbursable costs will be reversed and recorded as a note receivable and will reduce any remaining capitalized costs. Any excess will be recognized as other income from CAB reimbursement.

Utility revenues will be derived from tap fees (which vary depending on lot size, house size, and amount of irrigated turf) and usage fees (which are monthly water usage and wastewater treatment fees). Our current Sky Ranch water tap fees are $26,650 (per SFE), and wastewater taps fees are $4,659 (per SFE).

We have begun design and preliminary engineering for our second phase, which will include approximately 320 acres of residential development and 160 acres of commercial, retail, and industrial development along the I-70 frontage. We expect to have multiple phases being developed concurrently and would expect the development of the Sky Ranch project to occur over 10–14 years, depending on demand.

Sky Ranch Metropolitan District Nos. 1, 3, 4, and 5 – The Sky Ranch Metropolitan District Nos. 1, 3, 4 and 5 are quasi-municipal corporations and political subdivisions of Colorado formed in 2004 for the purpose of providing service to the approximately 930 acres of the Sky Ranch property (the “Sky Ranch Districts”). The Sky Ranch Districts are governed by an elected board of directors. Eligible voters and persons eligible to serve as directors of the Sky Ranch Districts must own an interest in property within the boundaries of the district. We own certain rights and real property interests which encompass the current boundaries of the districts. The current directors of the districts are Mark W. Harding (our President, Chief Financial Officer and a director), Scott E. Lehman (a Pure Cycle employee), and Dirk Lashnits (a Pure Cycle employee), and one independent board member. Pursuant to Colorado law, directors may receive $100 for each board meeting they attend, up to a maximum of $1,600 per year. Mr. Harding, Mr. Lehman, and Mr. Lashnits have all elected to forego these payments.

Sky Ranch Community Authority Board

Pursuant to a certain Community Authority Board Establishment Agreement, as the same may be amended from time to time, Sky Ranch Metropolitan District No. 1 and Sky Ranch Metropolitan District No. 5 formed the CAB to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. In order for the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District, directly or through the CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property. We have entered into agreements, first with Sky Ranch Metropolitan District No. 5 in 2014, and later with the CAB in November 2017 and June 2018, requiring us to fund expenses related to the construction of an agreed upon list of improvements for the Sky Ranch property.

On September 18, 2018, the parties entered into a series of agreements, including a Facilities Funding and Acquisition Agreement with an effective date of November 13, 2017 (the “2018 FFAA”), which supersedes and consolidates the previous agreements and pursuant to which

●
the CAB agreed to repay the amounts owed by Sky Ranch Metropolitan District No. 5 to Pure Cycle, and the previous Facilities Funding and Acquisition Agreement entered into between Pure Cycle and Sky Ranch Metropolitan District No. 5 in 2014 was terminated;

●	the November 2017 Project Funding and Reimbursement Agreement and the June 2018 Funding Acquisition Agreement between the CAB and Pure Cycle were terminated;
●	the CAB acknowledged all amounts owed to Pure Cycle under the terminated agreements, as well as amounts we incurred to finance the formation of the CAB; and
●
Pure Cycle agreed to fund expenses related to the construction of an agreed upon list of improvements to be constructed by the CAB with an estimated cost of $30 million (including improvements already funded) on an as-needed basis for calendar years 2018–2023.

Advances and verified costs expended by us for expenses related to the construction of the agreed upon improvements are reimbursable to us by the CAB.  All amounts owed under the terminated agreements and each reimbursable expense incurred under the 2018 FFAA accrues interest at a rate of 6% per annum from the time funds are advanced by us to the CAB or costs are incurred by us for expenses related to the construction of improvements, as applicable. No repayment is required of the CAB for advances made to the CAB or expenses incurred related to the construction of improvements unless and until the CAB and/or Sky Ranch Districts issue bonds in an amount sufficient to reimburse us for all or a portion of advances or other expenses incurred. The CAB agrees to exercise reasonable efforts to issue bonds to reimburse us subject to certain limitations. In addition, the CAB agrees to utilize any available moneys not otherwise pledged to payment of debt, used for operation and maintenance expenses, or otherwise encumbered, to reimburse us. Any advances or expenses not paid or reimbursed by the CAB by December 31, 2058, shall be deemed forever discharged and satisfied in full.  We have funded reimbursable expenses for improvements, including improvements with respect to earthwork, erosion control, streets, drainage, and landscaping, at an estimated cost of $2.3 million and expect to fund an additional estimated $25 million in reimbursable buildout costs.

The current directors of the CAB are Mark W. Harding (our President, Chief Financial Officer and a director), Scott E. Lehman (a Pure Cycle employee), and Dirk Lashnits (a Pure Cycle employee), and one independent board member. Pursuant to Colorado law, directors may receive $100 for each board meeting they attend, up to a maximum of $1,600 per year. Mr. Harding, Mr. Lehman, and Mr. Lashnits have all elected to forego these payments.

Oil and Gas Leases

In 2011, we entered into a three-year Oil and Gas Lease (the “O&G Lease”) and Surface Use and Damage Agreement (the “Surface Use Agreement”) and received an up-front payment of $1,243,400 ($1,900 per mineral acre) and a 20% of gross proceeds royalty (less certain taxes) from the sale of any oil and gas produced from the approximately 634 acres of mineral estate we own at Sky Ranch. In 2014, the O&G Lease was extended for an additional two (2) years, and we received an additional up-front payment of $1,243,400 for the extension. The O&G Lease is now held by production, and we have been receiving royalties from the oil and gas production from two wells drilled within our mineral interest. During the fiscal year ended August 31, 2018, we received $191,300 in royalties attributable to these two wells.

In 2015, we received an up-front payment of $72,000, pursuant to a lease (which expired in fiscal 2017) for the purpose of exploring for, developing, producing, and marketing oil and gas of 40 acres of mineral estate we own adjacent to the Lowry Range (the “Rangeview Lease”). In September 2017, we entered into a three-year Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP (the “Bison Lease”) for this 40-acre mineral estate, and we received an up-front payment of $167,200.

Arkansas River Land and Minerals

We own three farms totaling 700 acres in the Arkansas River Valley. The farms were acquired in order to correct dry-up covenant issues related to water-only farms, and we currently lease all three farms for dry land grazing. We intend to sell the farms in due course and have classified the farms as long-term investments. We also own approximately 13,900 acres of mineral interests in the Arkansas River Valley, which have an estimated value of approximately $1.4 million. We currently have no plans to sell our mineral interests.

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

Significant Customers

Water and Wastewater

Our wholesale water and wastewater sales to the Rangeview District pursuant to the Rangeview Water Agreements accounted for 6%, 26% and 67% of our total water revenues for the fiscal years ended August 31, 2018, 2017 and 2016, respectively. The Rangeview District has one significant customer, the Ridgeview Youth Services Center (“Ridgeview”). Pursuant to our Rangeview Water Agreements, we are providing water and wastewater services to Ridgeview on behalf of the Rangeview District. Ridgeview accounted for 4%, 21% and 55% of our total water revenues for the fiscal years ended August 31, 2018, 2017 and 2016, respectively.

Our industrial water sales (i) directly and indirectly to ConocoPhillips accounted for approximately 68%, 30% and less than 1% and (ii) to other oil and gas operators accounted for approximately 21%, 25%, and nil, of our total water revenues for the fiscal years ended August 31, 2018, 2017 and 2016, respectively.

Land Development

Revenues from two customers represented 98% of the Company’s land development revenues for the fiscal year ended August 31, 2018. Richmond America Homes of Colorado, Inc. represented 66% and Taylor Morrison of Colorado, Inc. represented 32% of the Company’s land development revenues for the fiscal year ended August 31, 2018. No revenues were recognized from the Company’s land development activities for the fiscal years ended August 31, 2017 and 2016.

Our Projected Operations

This section should be read in conjunction with Item 1A – Risk Factors.

Along the Colorado Front Range, there are over 70 water providers with varying needs for replacement and new water supplies. We believe that we are well positioned to assist certain of these providers in meeting their current and future water needs.

We design, construct and operate our water and wastewater facilities using advanced water treatment and wastewater treatment technologies, which allow us to use our water supplies in an efficient and environmentally sustainable manner. We plan to develop our water and wastewater systems in stages to efficiently meet demands in our service areas, thereby reducing the amount of up-front capital costs required for construction of facilities. We use third-party contractors to construct our facilities as needed. We employ licensed water and wastewater operators to operate our water and wastewater systems. As our systems expand, we expect to hire additional personnel to operate our systems, which include water production, treatment, testing, storage, distribution, metering, billing, and operations management.

Our water and wastewater systems conjunctively use surface and groundwater supplies and storage of raw water and highly treated effluent supplies to provide a balanced sustainable water supply for our wholesale customers and their end-use customers. Integrating conservation practices and incentives together with effective water reuse demonstrates our commitment to providing environmentally responsible and sustainable water and wastewater services. Water supplies and water storage reservoirs are competitively sought throughout the west and along the Front Range of Colorado. We believe that regional cooperation among area water providers in developing new water supplies, water storage, and transmission and distribution systems provides the most cost-effective way of expanding and enhancing service capacities for area water providers. We continue to discuss developing water supplies and water storage opportunities with area water providers.

We expect the development of our Rangeview Water Supply to require a significant number of high capacity deep water wells. We anticipate drilling separate wells into each of the three principal aquifers located beneath the Lowry Range. Each well is intended to deliver water to central water treatment facilities for treatment prior to delivery to customers. Development of our Lowry Range surface water supplies will require facilities to divert surface water to storage reservoirs to be located on the Lowry Range and treatment facilities to treat the water prior to introduction into our distribution systems. Surface water diversion facilities will be designed with capacities to divert the surface water when available (particularly during seasonal events such as spring run-off and summer storms) for storage in reservoirs to be constructed on the Lowry Range. Based on preliminary engineering estimates, the full build-out of water facilities (including diversion structures, transmission pipelines, reservoirs, and water treatment facilities) on the Lowry Range will cost in excess of $750 million, based on estimated costs, and will accommodate water service to customers located on and outside the Lowry Range. We expect this build out to occur in phases over an extended period of at least 50 years, and we expect that tap fees will be sufficient to fund the infrastructure costs.

Our Denver-based supplies are a valuable, locally available resource located near the point of use. This enables us to incrementally develop infrastructure to produce, treat and deliver water to customers based on their growing demands.

During fiscal 2018, we invested approximately $1.8 million to construct pipelines that interconnect the Rangeview District, WISE, and Sky Ranch water systems. We expect to continue to invest in pipelines at the Sky Ranch property in anticipation of the first phase of development. We also expect to add additional wells as demand for water grows.

The Rangeview District is a participant in the WISE project. This project is developing infrastructure to interconnect providers’ water systems and to extend renewable water sources owned by Denver Water and Aurora Water to participating South Metro water providers, including the Rangeview District and, through our agreements with the Rangeview District, us. This system will diversify our sources of water and will enable providers to move water among themselves, which will increase the reliability of our and others’ water systems. Through the WISE Financing Agreement, we funded the Rangeview District’s purchase of certain rights to use existing water transmission and related infrastructure acquired and constructed by the WISE project. We have invested approximately $3.1 million into the WISE water supply to date. We anticipate that we will be spending approximately $3.0 million on this system during fiscal 2019 and $3.8 million during the next four years to fund the Rangeview District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE and to fund operations and water deliveries related to WISE. Timing of the investment will vary depending on the schedule of projects within WISE and the amount of water purchased.

We are in the process of developing our Sky Ranch property, including building finished lots for home builders and building the water and wastewater infrastructure for residential and commercial development of the property. In March 2018, we began construction of improvements for finished lots and will phase the construction of finished lots consistent with builder purchases of finished lots as defined in our agreements. The timing for us to develop the remaining phases of the property will be largely dependent on the Denver real estate market and the interest we receive from home builders and developers. During fiscal 2018, we invested approximately $5.3 million in our Sky Ranch property, which consisted of planning, preliminary and final engineering designs, grading, erosion, sediment control, drainage design, water and wastewater facility designs, and construction of approximately 10 miles of new transmission lines.

We plan to develop additional water assets within the Denver area and are exploring opportunities to utilize our water assets in areas adjacent to our existing water supplies.

Water and Growth in Colorado

Colorado has experienced a robust housing market over the past 24 months. The key drivers to housing in the area are:

●	Housing Starts – From September 2017 to September 2018, annual housing starts increased by 13.3%. From September 2016 to September 2017, annual housing starts increased by 6%.
●	Unemployment – The unemployment rate in Colorado was 2.9% at August 31, 2018, compared to a national unemployment rate of 3.9%.
●
Population – The Denver Regional Council of Governments, a voluntary association of over 50 county and municipal governments in the Denver metropolitan area, estimates that the Denver metropolitan area population will increase by about 38% from today’s 3.4 million people to 4.7 million people by the year 2040. A Statewide Water Supply Initiative report by the Colorado Water Conservation Board estimates that the South Platte River basin, which includes the Denver metropolitan region, will grow from a current population of 3.9 million to 4.9 million by the year 2030, while the state’s population will increase from 5.7 million to 7.2 million.

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

Colorado’s future water supply needs will be met through conservation, reuse and the development of new supplies. The Rangeview District’s rules and regulations for water and wastewater service call for adherence to strict conservation measures, including low-flow water fixtures, high efficiency appliances, and advanced irrigation control devices. Additionally, our systems are designed and constructed using a dual-pipe water distribution system to segregate the delivery of high quality potable drinking water to our local governmental entities and their end-use customers through one system and a second system to supply raw or reclaimed water for irrigation demands. About one-half of the water used by a typical Denver-area residential water customer is used for outdoor landscape and lawn irrigation. We believe that raw or reclaimed water supplies provide the lowest cost, most environmentally sustainable water for outdoor irrigation. We expect our systems to include an extensive water reclamation system in which essentially all effluent water from wastewater treatment plants will be reused to meet non-potable water demands. Our dual-distribution systems demonstrate our commitment to environmentally responsible water management policies in our water-short region.

Labor and Raw Materials

We competitively bid contracts for infrastructure improvements (grading, utilities, roads, water and wastewater) at Sky Ranch.  Contractors enter into fixed priced contracts where the contractor is at risk for cost overruns prior to completion of improvements.  Under these fixed-price contracts, the contract prices that we agree to are established in part based on fixed, firm subcontractor quotes on contracts and on cost and scheduling estimates. These quotes or estimates may be based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials, and other issues. Increased costs or shortages of skilled labor and/or concrete, steel, pipe and other materials could cause increases in property development costs and delays. These shortages and delays may result in delays in the delivery of the residential lots under development, reduced gross margins from lot sales, or both. While we contract with third parties for our labor and materials at a fixed price, which should allow us to mitigate the risks associated with increases in the cost of labor and building materials, other variables may arise which would increase lot delivery costs.

Competition

Water and Wastewater Services

We negotiate individual service agreements with our governmental customers and with their developers and/or home builders to design, construct and operate water and wastewater systems and to provide services to end-use customers of governmental entities and to commercial and industrial customers. These service agreements seek to address all aspects of the development of the water and wastewater systems, including:

(i)	the purchase of water and wastewater taps in exchange for our obligation to construct certain Wholesale Facilities;
(ii)	the establishment of payment terms, timing, capacity and location of Special Facilities (if any); and
(iii)	specific terms related to our provision of ongoing water and wastewater services to our local governmental customers as well as the governmental entities’ end-use customers.

Although we have exclusive long-term water and wastewater service contracts for 24,000 acres of the 27,000-acre Lowry Range pursuant to the Lowry Service Agreement, providing water and wastewater services to areas other than Wild Pointe, Sky Ranch and a portion of the Lowry Range is subject to competition. Alternate sources of water are available, principally from other private parties, such as farmers or others owning water rights that have historically been used for agriculture, and from municipalities seeking to annex new development areas in order to increase their tax base. Our principal competition in areas close to the Lowry Range is the City of Aurora. Principal factors affecting competition for potential purchasers of our Export Water include the availability of water for the particular purpose, the cost of delivering the water to the desired location (including the cost of required taps), and the reliability of the water supply during drought periods. We estimate that the water assets we own and have the exclusive right to use have a supply capacity of approximately 60,000 SFE units, and we believe that they provide us with a significant competitive advantage along the Front Range. Our legal rights to the Rangeview Water Supply have been confirmed for municipal use, and our water supply is close to Denver area water users. We believe that our pricing structure is competitive and that our water portfolio is well balanced with senior surface water rights, groundwater rights, storage capacity and reclaimed water supplies.

Land Development

Land development is a highly competitive business. There are numerous land developers, as well as properties and development projects, in the same geographic area in which Sky Ranch is located. Competition among land developers and development projects is determined by the location of the real estate, the market appeal of the development plan, and the developer’s ability to build, market and deliver projects on a timely basis. Many of our land development competitors have greater financial resources than we do, and most if not all of our land development competitors have more development experience than we do. Residential developers sell to home builders, who in turn compete based on location, price, market segmentation, product design and reputation. Commercial, retail, and industrial developers sell to and/or compete with other developers, owners and operators of real estate.

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

Safe Drinking Water Act – The Safe Drinking Water Act establishes criteria and procedures for the U.S. Environmental Protection Agency to develop national quality standards for drinking water. Regulations issued pursuant to the Safe Drinking Water Act and its amendments set standards on the amount of certain microbial and chemical contaminants and radionuclides allowable in drinking water. The State of Colorado has assumed primary responsibility for enforcing the standards established by the Safe Drinking Water Act and has adopted the Colorado Primary Drinking Water Standards (Code of Colorado Regulations 5 CCR 1003-1). Current requirements for drinking water are not expected to have a material impact on our financial condition or results of operations as we have made and are making investments to meet existing water quality standards. In the future, we might be required to change our method of treating drinking water and make additional capital investments if additional regulations become effective.

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

Employees

We currently have 19 full-time employees.

Available Information and Website Address

Our website address is www.purecyclewater.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing with the Securities and Exchange Commission (the “SEC”).

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

Our net losses may continue, and we may not have sufficient cash flows from operations or other capital resources to pursue our business objectives. While we generated net income in fiscal 2018, we have a long history of losses. Our cash flows from operations have not been sufficient to fund our operations in the past; and we have been required to raise debt and equity capital and sell assets to remain in operation. Since 2004, we have obtained $76.3 million through (i) the issuance of $25.3 million of common stock (including the issuance of stock pursuant to the exercise of options, net of expenses), (ii) the issuance of $5.2 million of convertible debt, which was converted to common stock on January 11, 2011, and (iii) the sale of our Arkansas River water and land for approximately $45.8 million in cash. Our development of the first 250 homes in the first phase of Sky Ranch requires significant cash expenditures of approximately $18 million before we will generate positive cash flows from the sale of lots and water and sewer tap fees. We expect to fund such expenditures with cash on hand and cash flows from operations. At August 31, 2018, we had approximately $20 million of cash and marketable securities on hand. We currently have a limited number of customers. If our cash on hand and future cash flows from operations are not sufficient to fund our operations and the significant capital expenditure requirements to build our water delivery systems and develop Sky Ranch, we may be forced to seek to obtain additional debt or equity capital. Economic conditions and disruptions have previously caused substantial volatility in capital markets, including credit markets and the banking industry, increasing the cost and significantly reducing the availability of financing, which may reoccur in the future. There can be no assurance that financing will be available on acceptable terms or at all.

The rates the Rangeview District is allowed to charge customers on the Lowry Range are limited by the Lease with the Land Board and our contract with the Rangeview District and may not be sufficient to cover our costs of construction and operation. The prices charged by the Rangeview District for water service on the Lowry Range are subject to pricing regulations set forth in the Lease with the Land Board. Both the tap fees and usage rates and charges are capped at the average of the rates of three nearby water providers. Annually the Rangeview District surveys the tap fees and rates of the three nearby providers, and the Rangeview District may adjust tap fees and rates and charges for water service on the Lowry Range based on the average of those charged by this group, and we receive 100% of tap fees and 98% of water usage fees charged by the Rangeview District to its customers after the deduction of royalties owed to the Land Board. Our costs associated with the construction of water delivery systems and the production, treatment and delivery of water are subject to market conditions and other factors, which may increase at a significantly higher rate than that of the fees we receive from the Rangeview District. Factors beyond our control and which cannot be predicted, such as government regulations, insurance and labor markets, drought, water contamination and severe weather conditions, like tornadoes and floods, may result in additional labor and material costs that may not be recoverable under the current rate structure. Both increased customer demand and increased water conservation may also impact the overall cost of our operations. If the costs for construction and operation of our wholesale water services, including the cost of extracting our groundwater, exceed our revenues, we would be providing service to the Rangeview District for use at the Lowry Range at a loss. The Rangeview District may petition the Land Board for rate increases; however, there can be no assurance that the Land Board would approve a rate increase request. Further, even if a rate increase were approved, it might not be granted in a timely manner or in an amount sufficient to cover the expenses for which the rate increase was sought.

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

Our water sales for the past two years have been highly concentrated to companies providing fracking services to the oil and gas industry, and such sales can fluctuate significantly. Our water sales have been historically highly concentrated directly and indirectly with one to three companies providing fracking services to the oil and gas industry on and around the Lowry Range and our Sky Ranch property. Generally, investment in oil and gas development is dependent on the price of oil and gas. While water sales for fracking represented 89% and 55% of our total water revenues during the fiscal years ended August 31, 2018 and 2017, respectively, we have no contractual commitment that will ensure these sales in the future.  The oil and gas industry has periodically gone through periods when activity has significantly declined.  For example, water sales for fracking represented less than 1% of our total water revenues during the fiscal year ended August 31, 2016.

Further sales to this customer base as well as renewals of our oil and gas leases, if any, in the future are impacted by statutory ballot initiatives, regulations, court interpretations of the statutory mandate of the Colorado Oil and Gas Conservation Commission, fracking technologies, the success of the wells and the price of oil and gas, among other things. For example, certain interest groups in Colorado opposed to oil and natural gas development generally, and hydraulic fracturing in particular, advanced a ballot initiative that would have resulted in oil and natural gas development in the state being significantly curtailed. The initiative was not approved by the voters of Colorado in the November 2018 election. The Colorado Oil and Gas Conservation Commission estimated that implementation of the proposed initiative would have made drilling unlawful on approximately 85% of the non-federal surface area of the state of Colorado. Although this initiative did not pass, these interest groups have declared that they will continue to seek restrictions on oil and gas development. There is also a case pending before the Colorado Supreme Court challenging the interpretation of the statute governing the standards applied by the Colorado Oil and Gas Conservation Commission in issuing drilling permits. The plaintiffs are seeking a ruling requiring the Commission to replace its current balancing test with a test that prioritizes health and environmental concerns. A favorable ruling for the plaintiffs could result in the issuance of fewer drilling permits. A significant decline in oil and gas drilling activities in and around the Lowry Range and our Sky Ranch property would have an adverse effect on our water sales to the fracking industry and our financial condition.  Further, a significant decline in oil and gas activities throughout Colorado could negatively impact the Colorado economy, which could have an adverse effect on demand for new homes.

A significant portion of our water supplies come from non-renewable aquifers.  A significant portion of our water supplies comes from non-renewable Denver Basin aquifers.  The State of Colorado regulates development and withdrawal of water from the Denver Basin aquifers to a rate of 1 percent of the aggregate amount of water determined to be in storage each year, which means our supply should last approximately 100 years even if no efforts were made to conserve or recharge the supply.  Nonetheless, we may need to seek additional water supplies as our non-renewable supplies are depleted.  If we are unable to obtain sufficient replacement supplies, it would have a material adverse impact on our business and financial condition. Additionally, the cost of developing and withdrawing water from the aquifers will increase over time, and we may not be able to recover the increased costs through our rates and charges. Increased costs to develop water from the aquifers could have a significant negative impact on our business, results of operations, cash flows and financial condition.

We are dependent on the housing market and development in our targeted service areas for future revenues. Providing wholesale water service using our Colorado Front Range water supplies is our principal source of future revenue. The timing and amount of these revenues will depend in part on housing developments being built near our water assets. The development of the Lowry Range, Sky Ranch and other properties is subject to many factors that are not within our control. If wholesale water sales are not forthcoming or development on the Lowry Range, Sky Ranch or other properties in our targeted service areas is delayed or curtailed, we may need to use our capital resources, incur additional short or long-term debt obligations or seek to sell additional equity. We may not have sufficient capital resources or be successful in obtaining additional operating capital. After several years of significant declines in new home construction, there have been positive market gains in the Colorado housing market since 2013. However, if the downturn in the homebuilding or credit markets return or if the state or national economy weakens and economic concerns intensify, it could have a significant negative impact on our business and financial condition and our plans for future development of additional phases of Sky Ranch.

Although the Colorado economy has become increasingly diverse, the oil and gas industry remains an important segment of the Colorado economy. New statutes, regulations or other initiatives that would limit oil and gas exploration or increase the cost of exploration, as well as declines in the price of oil and gas, among other things, could lead to a downturn in the Colorado economy, including increased unemployment, which would likely have a negative impact on the housing market and our business and financial condition.

The homebuilding industry is cyclical and a deterioration in industry conditions or downward changes in general economic or other business conditions could adversely affect our business, results of operations, cash flows and financial condition. The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions such as levels of employment, consumer confidence and income, availability of mortgage financing for acquisitions, interest rate levels and inflation, among other factors. Beginning in 2006 and continuing through 2012, the U.S. and Colorado housing markets were unfavorably impacted by a severe weakness in new home sales attributable to, among other factors, weak consumer confidence, tightened mortgage standards, large supplies of foreclosure, resale and new homes and a more challenging appraisal environment. These conditions, combined with a prolonged economic downturn, high unemployment levels, increases in the rate of inflation and uncertainty in the U.S. economy, contributed to a decreased demand for housing, declining sales prices and increased pricing pressure. Additionally, the residential housing market is impacted by federal and state personal income tax rates and provisions, and government actions, policies, programs and regulations directed at or affecting the housing market, including the Tax Cuts and Jobs Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies. If the current recovery of the Colorado housing market stalls or reverses, we could experience declines in the market value of our inventory and demand for our lots, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Because of the prior use of the Lowry Range as a military facility, environmental clean-up may be required prior to development, including the removal of unexploded ordnance. The U.S. Army Corps of Engineers has been conducting unexploded ordnance removal activities at the Lowry Range for more than 30 years. Continued activities are dependent on federal appropriations, and the Army Corps of Engineers has no assurance from year to year of such appropriations for its activities at the Lowry Range.

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

Significant competition from other development projects could adversely affect our results. Land development is a highly competitive business. There are numerous land developers, as well as properties and development projects, in the same geographic area in which Sky Ranch is located. Many of our land development competitors may have advantages over us, such as more favorable locations, which may provide more desirable schools and easier access to roads and shopping, or amenities that we may not offer, as well as greater financial resources. If other development projects are found to be more attractive to homebuyers, home builders or other developers or operators of real estate based on location, price, or other factors, then we may be pressured to reduce our prices or delay further development, either of which could materially adversely affect our business, results of operations, cash flows and financial condition.

Our construction of water and wastewater projects may expose us to certain completion, performance and financial risks. We expect to rely on independent contractors to construct our water and wastewater facilities and Sky Ranch lot improvements. These construction activities may involve risks, including shortages of materials and labor, work stoppages, labor relations disputes, injuries to third parties, damages to property, weather interference, engineering, environmental, permitting or geological problems and unanticipated cost increases. These issues could give rise to delays, cost overruns or performance deficiencies, or otherwise adversely affect the construction or operation of our water and wastewater delivery systems and the construction and delivery of residential lots pursuant to our Builder Contracts. In addition, we may experience quality problems in the construction of our systems and facilities, including equipment failures. We may not meet the required deadlines under our Builder Contracts. We may face claims from customers or others regarding product quality and installation of equipment placed in service by contractors.

The Builder Contracts for Sky Ranch and for the water facilities that we design and construct are fixed-price contracts, in which we bear all or a significant portion of the risk for cost overruns. Under these fixed-price contracts, contract prices are established in part based on fixed, firm subcontractor quotes on contracts and on cost and scheduling estimates. These quotes or estimates may be based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials, and other issues. If these subcontractor quotations or cost estimates prove inaccurate, or if circumstances change, cost overruns may occur, and our financial results would be negatively impacted. In many cases, the incurrence of these additional costs would not be within our control.

Pursuant to our Builder Contracts for Sky Ranch, we guarantee project completion of water and wastewater delivery systems and lot improvements by a scheduled date. We also guarantee that the project, when completed, will achieve certain performance standards, meet certain quality specifications and satisfy certain requirements for governmental approvals. If we fail to complete the project as scheduled, meet guaranteed performance standards or quality specifications, or obtain the required governmental approvals, we may be held responsible for cost impacts and/or penalties to the customer resulting from any delay or for the costs to alter the project to achieve the performance standards and the quality specifications and to obtain the required government approvals. To the extent that these events occur and are not due to circumstances for which the customer accepts responsibility or cannot be mitigated by performance bonds or the provisions of our agreements with contractors, the total costs of the project would exceed our original estimates and our financial results would be negatively impacted.

We are required to secure, or to have our subcontractors secure, performance and completion bonds for certain contracts and projects. The market environment for surety companies has become increasingly risk averse. We and our subcontractors secure performance and completion bonds for our contracts from these surety companies. To the extent we or our subcontractors are unable to obtain bonds, we may breach existing agreements and/or not be awarded new contracts. We may not be able to secure performance and completion bonds when required.

We may be subject to significant potential liabilities as a result of warranty and liability claims made against us. Design, construction or system failures related to our water and wastewater delivery systems could result in injury to third parties or damage to property. In addition, as a property developer, we are subject in the ordinary course of our business to warranty claims. We are also subject to claims for injuries that occur in the course of our property development activities. We plan to record warranty and other reserves for the residential lots we sell based on historical trends in our market and our judgment of the qualitative risks associated with the type of lots we sell. We have, and many of our subcontractors have, general liability, property, workers’ compensation and other business insurance. These insurance policies are intended to protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and coverage limits. However, it is possible that this insurance will not be adequate to address all warranty and liability claims to which we are subject. Additionally, the coverage offered and the availability of general liability insurance for construction defects are currently limited and policies that can be obtained are costly and often include exclusions based upon past losses insurers suffered as a result of use of defective materials used by other property developers. As a result, our subcontractors may be unable to obtain insurance, and we may have to waive our customary insurance requirements, which increases our and our insurers’ exposure to claims and increases the possibility that our insurance will not be adequate to protect us for all the costs we incur. Any losses that exceed claims against our contractors, the performance bonds and our insurance limits at such facilities could result in claims against us. In addition, if there is a customer dispute regarding performance of our services, the customer may decide to delay or withhold payment to us.

We may not be able to manage the increasing demands of our expanded operations. We have historically depended on a limited number of employees to administer our existing operations, interface with applicable governmental bodies, market our services and plan for the construction and development of our assets. The execution of the Builder Contracts for Sky Ranch has increased the size and complexity of our business. The success of our current business and future business development and our ability to capitalize on growth opportunities depends on our ability to attract and retain additional experienced and qualified persons to operate and manage our business. We may not be able to maximize the value of our assets if we are unable to attract and retain qualified personnel and to manage the demands of a workforce that has tripled in the past two years. State regulations set the training, experience and qualification standards required for our employees to operate specific water and wastewater facilities. Failure to find state-certified and qualified employees to support the operation of our facilities could put us at risk for, among other things, regulatory penalties (including fines and suspension of operations), operational errors at the facilities, improper billing and collection processes, claims for personal injury and property damage, and loss of contracts and revenues. We may be unsuccessful in managing our operations and growth.

We are dependent on the services of a key employee. Our success largely depends on the continuing services of our President and Chief Financial Officer, Mark W. Harding. We believe that Mr. Harding possesses valuable knowledge, experience and leadership abilities that would be difficult in the short term to replicate. Mr. Harding also serves on the boards of the Rangeview District, the Sky Ranch Districts, and the CAB.  The loss of Mr. Harding as a key employee and as a director of these boards would cause a significant interruption of our operations.

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

A failure of the water wells or distribution networks that we own or control could result in losses and damages that may affect our business and financial condition. We distribute water through a network of pipelines and store water in storage tanks and pond. A failure of these pipelines, tanks or pond could result in injuries and damage to property for which we may be responsible, in whole or in part. The failure of these pipelines, tanks, or pond may also result in the need to shut down some facilities or parts of our water distribution network in order to conduct repairs. Such failures and shutdowns may limit our ability to supply water in sufficient quantities to our customers and to meet the water delivery requirements prescribed by our contracts, which could adversely affect our business, results of operations, cash flows, and financial condition. Any business interruption or other losses might not be covered by insurance policies or be recoverable through rates and charges, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

Conflicts of interest may arise relating to the operation of the Rangeview District, the Sky Ranch Districts and the CAB. Our President and Chief Financial Officer and two of our employees constitute 75% of the directors of the Rangeview District, the Sky Ranch Districts and the CAB. Pure Cycle, along with its officers and employees and two unrelated individuals, own the 40 acres that constitute the Rangeview District and the acreage that constitutes the Sky Ranch Districts. We have made loans to the Rangeview District to fund its operations. At August 31, 2018, total principal and interest owed to us by the Rangeview District was $880,700. Pursuant to our water and wastewater service agreements with the Rangeview District, the Rangeview District retains two percent of the revenues from the sale of water to its end-use customers and 10% of the revenues from the provision of wastewater services to its end-use customers. Proceeds from the fee collections will initially be used to repay the Rangeview District’s obligations to us, but after these loans are repaid, the Rangeview District is not required to use the funds to benefit Pure Cycle.

Similarly, we have made loans to and incurred expenses reimbursable by the Sky Ranch Districts, which amounts were fully refunded to the Company as of August 31, 2018, and we have advanced the CAB $2.3 million to begin construction of improvements on the Sky Ranch property. The CAB is not required to repay us for advances made or expenses incurred for improvements at Sky Ranch unless and until the CAB and/or Sky Ranch Districts issue bonds in an amount sufficient to reimburse us for all or a portion of advances made or expenses incurred. We have received benefits from our activities undertaken in conjunction with the Rangeview and Sky Ranch Districts and the CAB, but conflicts may arise between our interests and those of the Rangeview and Sky Ranch Districts and the CAB and our officers and employees who are acting in dual capacities in negotiating contracts to which we and a district and/or the CAB are parties. We expect that the Rangeview and Sky Ranch Districts will expand when more properties are developed and become part of the respective districts, and our officers and employees acting as directors of these districts will have fiduciary obligations to those other constituents. Conflicts may not be resolved in the best interests of the Company and our shareholders. In addition, other landowners coming into a district will be eligible to vote and to serve as directors of that district. Our officers and employees may not remain as directors of these districts, and the actions of subsequently elected boards could have an adverse impact on our operations.

The funds that we are advancing to the CAB for construction of improvements might not be repaid, which would negatively impact our results of operations, cash flows and financial condition. We have advanced the CAB $2.3 million for construction of improvements and expect to fund an additional estimated $25 million in buildout costs that will be reimbursable by the CAB. The ability and obligation of the CAB to reimburse us is dependent on sufficient home sales and commercial development occurring at Sky Ranch to create a tax base that would enable the CAB to issue bonds to pay for the improvements. If development at Sky Ranch is delayed or curtailed for any reason, including regulatory restrictions, a downturn in the economy or default by one or more of the builders at Sky Ranch, the CAB may not have sufficient revenues to issue bonds. Failure of the CAB to repay a significant portion of the funds that we have advanced would negatively impact our business, results of operations, cash flows and financial condition.

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

Government regulations and legal challenges may delay the closing of the sale of our residential lots, increase our expenses or limit other activities, which could have a negative impact on our results of operations. The approval of numerous governmental authorities must be obtained in connection with our property development activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs. Various local, state and federal statutes, ordinances, rules and regulations concerning building, health and safety, site and building design, environmental, zoning, and similar matters apply to and/or affect property developers like us. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained depends on factors beyond our control, such as changes in federal, state and local policies, rules and regulations and their interpretations and application. Furthermore, we are subject to various fees and charges of government authorities designed to defray the cost of providing certain governmental services and improvements. For example, local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions, as well as requiring concessions or that the property developer and/or home builder construct certain improvements to public places such as parks and streets or fund schools.

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

In addition, there is a variety of legislation being enacted, or considered for enactment, at the federal, state and local level relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. Such environmental laws may affect, for example, how we manage storm water runoff, wastewater discharges and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. As climate change concerns continue to grow, compliance with legislation and regulations of this nature are expected to become more costly. Energy-related initiatives affect a wide variety of companies throughout the United States and the world and, because our operations are now dependent on significant amounts of raw materials, such as steel and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of the materials used in the development of our properties are burdened with expensive tariffs, cap and trade and similar taxes and regulations. In particular, recently announced tariffs on imported steel could increase our property development costs. It is possible that new standards could be imposed that will require additional capital expenditures or raise our operating costs. With respect to service of customers on the Lowry Range, the Rangeview District’s rates might not be sufficient to cover the cost of compliance with new requirements. Although we would expect the rates of the nearby water providers that the Rangeview District uses to establish its rates and charges to increase to cover increased compliance costs, such rates may not cover all our costs and our costs of complying with new standards or laws could adversely affect our business, results of operations or financial condition. Our noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocations and other sanctions.

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

Our Lowry Range surface water rights are “conditional decrees” and require findings of reasonable diligence. Our surface water interests and reservoir sites at the Lowry Range are conditionally decreed and are subject to a finding of reasonable diligence from the Colorado water court every six years. To arrive at a finding of reasonable diligence, the water court must determine that we continue to diligently pursue the development of said water rights. If the water court is unable to make such a finding, we could lose the water right under review. During each of fiscal 2012 and 2018, the Lowry Range conditional decrees were granted review by the water court, which determined that we and the Rangeview District met the diligence criteria. The water court entered a finding of reasonable diligence on the Lowry Range surface water decrees on February 11, 2012. We are currently under review for reasonable diligence on the Lowry Range surface water decrees and are working with affected water rights holders and the water court to maintain our decrees. We believe we will be successful in maintaining our decrees as we continue to develop these rights. If the water court does not make a determination of reasonable diligence, it would materially adversely impact the value of our interests in the Rangeview Water Supply.

Contamination to our water supply may result in disruption in our services and litigation, which could adversely affect our business, operating results and financial condition. Our water supplies are subject to the risk of potential contamination, including contamination from naturally occurring compounds, pollution from man-made sources and intentional sabotage. Our land at Sky Ranch and a portion of the Lowry Range have been leased for oil and gas exploration and development. Such exploration and development could expose us to additional contamination risks from related leaks or spills. In addition, we handle certain hazardous materials at our water treatment facilities, primarily sodium hypochlorite. Any failure of our operation of the facilities or any contamination of our supplies, including sewage spills, noncompliance with water quality standards, hazardous materials leaks and spills, and similar events, could expose us to environmental liabilities, claims and litigation costs. If any of these events occur, we may have to interrupt the use of that water supply until we are able to substitute the supply from another source or treat the contaminated supply. We cannot assure you that we will successfully manage these issues, and failure to do so could have a material adverse effect on our future results of operations.

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

We may be adversely affected by any future decision by the Colorado Public Utilities Commission to regulate us as a public utility. The Colorado Public Utilities Commission (“CPUC”) regulates investor-owned water companies operating for the purpose of supplying water to the public. The CPUC regulates many aspects of public utilities’ operations, including establishing water rates and fees, initiating inspections, enforcement and compliance activities and assisting consumers with complaints. We do not believe that we are a public utility under Colorado law. We currently provide services by contract mainly to the Rangeview District, which supplies the public. Quasi-municipal metropolitan districts, such as the Rangeview District and the Sky Ranch Districts, are exempt by statute from regulation by the CPUC. However, the CPUC could attempt to regulate us as a public utility. If this were to occur, we might incur significant expense challenging the CPUC’s assertion of jurisdiction, and we may be unsuccessful. In the future, existing regulations may be revised or reinterpreted, and new laws and regulations may be adopted or become applicable to us or our facilities. If we become regulated as a public utility, our ability to generate profits could be limited, and we might incur significant costs associated with regulatory compliance.

The Rangeview District’s and our rights under the Lease have been challenged by third parties. The Rangeview District’s and our rights under the Lease have been challenged by third parties, including the Land Board, in the past. In 2014, in connection with settling a lawsuit filed by us and the Rangeview District against the Land Board, the Land Board, the Rangeview District and we amended and restated the Lease to clarify and update a number of provisions. However, there are issues still subject to negotiation and it is likely that during the remaining 63-year term of the Lease the parties will disagree over interpretations of provisions in the Lease again. The Rangeview District’s or our rights under the Lease could be challenged in the future, which could require potentially expensive litigation to enforce our rights.

Our operations are concentrated in the Front Range area of Colorado; we are subject to general economic conditions in Colorado. Our water assets and operations are located solely in the Front Range area of Colorado. Our performance could be adversely affected by economic conditions in, and other factors relating to, Colorado, including supply and demand for housing, and zoning and other regulatory conditions. To the extent that the general economic conditions in the Front Range area of Colorado deteriorate, the value of our assets, our results of operations and our financial condition could be materially adversely affected.

Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition and operating results. As part of our operations, we rely on our computer systems to process transactions, communicate with our suppliers and other third parties, and on continued and unimpeded access to secure network connections to use our computer systems. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite these safeguards and our other security processes and protections, we cannot be assured that all of our systems and processes are free from vulnerability to security breaches (through cyberattacks, which are evolving and becoming increasingly sophisticated, physical breach or other means) or inadvertent data disclosure by third parties or by us. A significant data security breach, including misappropriation of customer, supplier or employee confidential information, could cause us to incur significant costs, which may include potential costs of investigations, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation, remediation and litigation, substantial repair or replacement costs. We could also experience data losses that would impair our ability to manage our business operations, including accounting and project costs, manage our water and wastewater systems or process transactions and have a negative impact on our reputation and loss of confidence of our customers, suppliers and others, any of which could have a material adverse impact on our business, financial condition and operating results.

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

We could be hurt by efforts to impose liabilities or obligations on persons with regard to labor law violations by other persons whose employees perform contracted services. The infrastructure and improvements on our water and wastewater systems and on the finished lots we sell or that we must provide pursuant to service agreements and lot development agreements are done by employees of subcontractors and other contract parties. We do not have the ability to control what these contract parties pay their employees or the work rules they impose on their employees. However, there have been efforts by government agencies to hold contract parties like us responsible for violations of wage and hour laws and other work-related laws by firms whose employees are performing contracted-for services. A 2016 National Labor Relations Board (“NLRB”) ruling held that for labor law purposes a firm could under some circumstances be responsible as a joint employer of its contractors’ employees even if the firm had no direct control over the employees’ terms and conditions of employment. That ruling is currently on appeal. More recently, in September 2018, the NLRB proposed a rule that an employer may be found to be a joint employer of another employee’s employees only if it possesses and exercises substantial, direct and immediate control over the essential terms and conditions of employment and has done so in a manner that is not limited and routine. Indirect influence and contractual reservations of authority would not be sufficient to establish a joint employer relationship, effectively overruling the 2016 NLRB case. This proposed rule is subject to comment, so it is unclear whether it will pass and whether a court would apply it retroactively. Governmental rulings that make us responsible for labor practices by our subcontractors could create substantial exposures for us in situations that are not within our control.

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Corporate Office

Effective February 2018, the Company entered into an operating lease for approximately 11,393 square feet of office and warehouse space. The lease has a three-year term with payments of $6,600 per month and an option to extend the primary lease term for a two-year period at a rate representing a 12.5% increase over the primary base payments. The change in the lease costs is not material to the Company’s operations.

Water Related Assets

In addition to the water rights and adjudicated reservoir sites that are described in Item 1 – Our Water and Land Assets, we also own a 500,000-gallon water tank, a 400,000-barrel storage reservoir, a 300,000-barrel storage reservoir, three deep water wells, a pump station, and several miles of water pipeline in Arapahoe County, Colorado. Although owned by the Rangeview District, we operate and maintain another 500,000-gallon water tank, two deep water wells, a pump station, three alluvial wells, the Rangeview District’s wastewater treatment plant, and water distribution and wastewater collection pipelines that serve customers located at the Lowry Range. Although owned by the Elbert 86 District, we operate and maintain two water tanks with a combined capacity of 438,000 gallons of water, two deep water wells, a pump station, and 10 miles of transmission line for the Wild Pointe development in Elbert County. These assets are used to provide service to our customers.

Land and Mineral Interests

We own approximately 931 acres of land (together with 634 net mineral acres) known as Sky Ranch that is described further in Item 1 – Our Water and Land Assets – Sky Ranch. We own 40 acres of land that comprise the current boundaries of the Rangeview District (together with all the minerals). We also own approximately 700 acres of land (together with all the minerals) in the Arkansas River Valley. In addition, we hold approximately 13,900 acres of mineral interests (inclusive of our 700 acres in the Arkansas River Valley) in Southeast Colorado in Otero, Bent and Prowers Counties.

Item 3 – Legal Proceedings

None.

Item 4 – Mine Safety Disclosures

None.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol “PCYO.” The high and low sales prices of our common stock, by quarter, for the fiscal years ended August 31, 2018 and 2017 are presented below:

Table D – Market Information

Fiscal 2018 Quarters Ended:	August 31	May 31	February 28	November 30
Market price of common stock
High	$11.40	$9.90	$8.95	$8.10
Low	$9.05	$7.90	$6.65	$6.80

Fiscal 2017 Quarters Ended:	August 31	May 31	March 1	November 30
Market price of common stock
High	$8.73	$8.10	$5.70	$5.93
Low	$6.55	$5.20	$4.90	$4.60

Holders

On November 8, 2018, there were 800 holders of record of our common stock.

Dividends

We have never paid any dividends on our common stock and expect for the foreseeable future to retain all of our capital and earnings from operations, if any, for use in expanding and developing our business. Any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant. The terms of our Series B Preferred Stock prohibit payment of dividends on common stock unless all dividends accrued on the Series B Preferred Stock have been paid and require dividends to be paid on the Series B Preferred Stock if proceeds from the sale of Export Water exceed $36,026,232. For further discussion, see Note 8 – Shareholders’ Equity to the accompanying financial statements.

Performance Graph (1)

This graph compares the cumulative total return of our common stock for the last five fiscal years with the cumulative total return for the same period of the S&P 500 Index and a peer group index.2 The graph assumes the investment of $100 in common stock in each of the indices as of the market close on August 31 and reinvestment of all dividends.

	August 2013	August 2014	August 2015	August 2016	August 2017	August 2018
Pure Cycle Corporation	$100.00	$125.38	$96.15	$93.08	$139.42	$216.35
S&P 500	$100.00	$125.25	125.84	$141.64	$164.64	$197.01
Peer Group	$100.00	$111.04	116.64	$148.81	$177.68	$203.82

(1)
This performance graph is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)
The peer group consists of the following companies that have been selected on the basis of industry focus and size: American States Water Company, Aqua America, Inc., Artesian Resources Corp., California Water Service Group, Connecticut Water Service, Inc., Middlesex Water Company, SJW Corp., and The York Water Company.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6 – Selected Financial Data

Table E – Selected Financial Data

In thousands (except per share data)

	For the Fiscal Years Ended August 31,
	2018	2017	2016	2015	2014
Summary Statement of Operations Items:
Total revenue	$6,959.2	$1,227.8	$452.2	$1,196.6	$2,023.1
(Loss) income from continuing operations	$132.7	$(1,678.8)	$(1,230.3)	$(575.1)	$285.5
Net income (loss)	$414.7	$(1,710.9)	$(1,310.6)	$(23,127.9)	$(311.4)
Basic and diluted income (loss) per share	$0.02	$(0.07)	$(0.06)	$(0.96)	$(0.01)
Weighted average diluted shares outstanding	23,930	23,754	23,781	24,041	24,038

	As of August 31,
	2018	2017	2016	2015	2014
Summary Balance Sheet Information:
Current assets	$27,918.2	$27,124.3	$29,085.9	$39,580.9	$4,463.3
Total assets	$71,906.6	$69,787.6	$70,879.6	$73,060.9	$108,173.8
Current liabilities	$2,054.0	$940.2	$482.2	$1,499.1	$3,274.4
Long-term liabilities	$399.4	$1,341.3	$1,399.5	$1,476.4	$13,868.9
Total liabilities	$2,453.4	$2,281.5	$1,881.7	$2,975.5	$17,143.3
Shareholders’ equity	$69,453.2	$67,506.1	$68,997.9	$70,085.4	$91,030.5

The following items had a significant impact on our operations:

(a)
In fiscal 2018, we invested $1.1 million in our water and wastewater systems, $1.8 million for the construction of pipelines, $5.3 million for the development of our Sky Ranch property, and $445,400 for the purchase of equipment. During fiscal 2018, we had sales or maturities of marketable securities of approximately $11.4 million. Our revenue from water sales increased by 452% to $4.6 million primarily related to industrial water sales. In addition, we began construction on Sky Ranch and recognized $2.1 million in revenue from platted lot sales.

(b)
In fiscal 2017, we invested $2.5 million in our water and wastewater systems, $4.4 million for the construction of pipelines, $902,600 for the development of our Sky Ranch property, and $95,400 for the purchase of equipment. During fiscal 2017, we had sales or maturities of marketable securities of approximately $9.8 million.

(c)
In fiscal 2016, we invested $923,800 in our water and wastewater systems and $285,600 for planning and design of our Sky Ranch property. We also purchased three farms for approximately $450,300 in order to correct dry-up covenant issues related to water-only farms in order obtain the release of the escrow funds related to the Company’s farm sale to Arkansas River Farms, LLC.

(d)
In fiscal 2015, we sold our remaining farm assets for approximately $45.8 million, for a loss of approximately $22.3 million. In conjunction with the sale, we repaid $4.9 million in mortgage debt relating to the farms and we invested approximately $3.5 million into our water systems. Financial results for the farm assets have been reflected as discontinued operations, and all prior periods have been reclassified.

(e)
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

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” and elsewhere in this Annual Report on Form 10-K, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and the periods that follow to differ materially from those expressed in, or implied by, those forward-looking statements. Readers are cautioned that forward-looking statements contained in this Annual Report on Form 10-K should be read in conjunction with our disclosure under the heading “FORWARD-LOOKING STATEMENTS” on page 1.

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

Our Business

Pure Cycle Corporation is a Colorado corporation that operates in two business segments. The Company’s wholesale water and wastewater services segment focuses on customers of governmental entities, commercial and industrial customers through designing, engineering, constructing, operating and maintaining water and wastewater systems it owns as well as systems owned by others. Our utility services include water production, storage, treatment, bulk transmission to retail distribution systems, wastewater collection and treatment, irrigation water treatment and transmission, construction management, billing and collection and emergency response.

The Company’s land development segment develops raw land by constructing infrastructure, including over-lot grading, wet and dry utility installation, storm water facilities, roads, parks and open space and other community improvements, to deliver finished lots to national home builders, as well as commercial and retail pad sites on its Sky Ranch land holdings.

Our land development operations include developing finished lots for home builders and commercial users that develop homes and businesses on our Sky Ranch property.

Water and Wastewater Utilities

Our utility operations position us as a vertically integrated wholesale water and wastewater provider, which means that we own or control substantially all assets necessary to provide wholesale water and wastewater services to our customers. This vertically integrated model includes owning or controlling (i) water rights which we use to provide domestic, irrigation, and industrial water to our wholesale customers (we own surface water, groundwater, reclaimed water rights and storage rights), (ii) infrastructure (such as wells, diversion structures, pipelines, reservoirs and treatment facilities) required to withdraw, treat, store and deliver water, (iii) infrastructure required to collect, treat, store and reuse wastewater, and (iv) infrastructure required to treat and deliver reclaimed water for irrigation use.

We currently provide wholesale water and wastewater service predominantly to several local governmental customers. Our wholesale domestic customers include the Rangeview District, Arapahoe County, the CAB, and the Elbert & Highway 86 Commercial District (Wild Pointe). We provide services to end-use customers pursuant to individual service agreements and currently serve 391 water connections and 157 wastewater connections located in southeastern metropolitan Denver.

Industrial Frack Water Deliveries

In addition to providing domestic water, we provide raw water to industrial customers in the oil and gas industry located in our service areas and adjacent to our service areas for hydraulic fracturing. Oil and gas operators have leased approximately 135,000 acres within and adjacent to our service areas for the purpose of exploring oil and gas interests in the Niobrara and other formations, and this activity had led to increased water demands.

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

Land Development

Our land development services at Sky Ranch include development of up to 4,400 single-family and multi-family home lots, and over 1.6 million square feet of commercial, retail, and light industrial development. Sky Ranch will develop in multiple phases over a number of years. Our first phase of 151 acres is platted for 506 detached single-family residential lots. We have entered into agreements with three national home builders for the sale of all 506 lots, development of which began in March 2018, with model homes scheduled for construction in late 2018. We expect to phase the development of our initial 506 lots beginning with delivery of approximately 150 finished lots in early 2019, delivering an additional 100 finished lots in mid-2019 and the balance of the lots to each builder depending on home sales. We estimate that build out of our initial 506 lots will take between three and four years.

In June 2017, we entered into the Purchase and Sale Contracts with three separate home builders pursuant to which we agreed to sell, and each builder agreed to purchase, a certain number (totaling 506) of single-family, detached residential lots at the Sky Ranch property. We are developing finished lots for each of the three home builders (which are lots on which homes are ready to be built that include roads, curbs, wet and dry utilities, storm drains and other improvements). Each builder is required to purchase water and sewer taps for the lots from the Rangeview District, the cost of which depends on the size of the lot, the size of the house, and the amount of irrigated turf. Pursuant to the Off-Lowry Service Agreement, we will receive all of the water tap fees and wastewater tap fees and 90% of the monthly service fees and usage fees for wastewater services received by the Rangeview District from customers at Sky Ranch. We will also receive 98% of the usage fees for water services received by the Rangeview District from customers at Sky Ranch, after deduction, in most instances, of the royalty to the Land Board related to the use of the Rangeview Water Supply.

In November 2017, each builder completed its due diligence under the Purchase and Sale Contracts, at which time certain earnest money deposits by each builder became non-refundable. In July 2018, we obtained final approval of the entitlements for the property and achieved the first payment milestone for the sale of 150 platted lots to two of our builders. We received a payment of $2,500,000, of which we recognized $2,139,000 as lot fee revenue based on a percent of completion accounting, and the builders posted letters of credit for an additional $7,775,000. We are working to complete construction of finished lots in fiscal year 2019 and will receive two additional payments, to be distributed from the escrowed funds, from each of these builders. The first additional payment will be distributed upon completion of construction of wet utilities, and the final payment will be distributed upon completion of finished lots. Additionally, we will receive payment from our third builder upon completion of finished lots.

We are obligated pursuant to the Builder Contracts to construct infrastructure and other improvements, such as roads, curbs and gutters, park amenities, sidewalks, street and traffic signs, water and sanitary sewer mains and stubs, storm water management facilities, and lot grading improvements for delivery of finished lots to each builder. Pursuant to the Builder Contracts, we must cause the Rangeview District to install and construct off-site infrastructure improvements (i.e., wastewater reclamation facility and wholesale water facilities) for the provision of water and wastewater service to the property. In conjunction with our approvals with Arapahoe County for the Sky Ranch project, we and/or the Rangeview District and the Sky Ranch Districts are obligated to deposit into an account the anticipated costs to install and construct substantially all the off-site infrastructure improvements (which include drainage, wholesale water and wastewater, and entry roadway), which we estimate will be approximately $10.2 million.

The improvements, such as roads, parks, and water and sanitary sewer mains, that will be shared by all homeowners in the development and not specific to a finished lot will ultimately be owned by the Sky Ranch Districts or the CAB.  Upon completion of the improvements and acceptance by the Sky Ranch Districts or the CAB, we will be entitled to reimbursement for the verified costs incurred with respect to such improvements. We estimate that the total capital required to develop lots in the first phase (506 lots) of Sky Ranch will be approximately $35 million, including estimated reimbursable costs of approximately of $27 million, and that lot sales to home builders will generate approximately $36 million in revenues, providing a margin on lots of approximately $1 million prior to receipt of reimbursable expenses. The Company and the CAB have an agreement that no repayment is required with respect to advances we have made to the CAB and expenses we have incurred related to the construction of improvements for the CAB unless and until the CAB and/or the Sky Ranch Districts issue bonds in an amount sufficient to reimburse us for all or a portion of advances made or expenses incurred. Due to this contingency, these reimbursable costs will be included in lot development costs until the point in time when bonding is obtained. At that point, all reimbursable costs will be reversed and recorded as a note receivable and will reduce any remaining capitalized costs. Any excess will be recognized as other income from CAB reimbursement.

Utility revenues are derived from tap fees (which vary depending on lot size, house size, and amount of irrigated turf) and usage fees (which are monthly water and wastewater fees). Our current Sky Ranch water tap fees are $26,650 (per SFE), and wastewater taps fees are $4,659 (per SFE).

We have begun design and preliminary engineering for our second phase, which will include approximately 320 acres of residential development and 160 acres of commercial, retail, and industrial development along the I-70 frontage. We expect to have multiple phases being developed concurrently and would expect the development of the Sky Ranch project to occur over 10–14 years, depending on demand.

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

Revenue Recognition

Our revenues from our water and wastewater utility services consist mainly of monthly wholesale water usage and wastewater treatment fees, tap fees and construction fees/Special Facility funding, and consulting fees.  Our revenues from land development services consist mainly of lot sales and project management service fees. As further described in Note 2 – Summary of Significant Accounting Policies to the accompanying financial statements, proceeds from monthly water usage fees, monthly wastewater treatment fees, and consulting fees are recognized in income each month as earned.  Revenue from payments associated with lot sales are deferred until delivery of and final payment for the finished lot.  Project management service fees are recognized on a monthly basis.

Water and Wastewater Revenue

Monthly wholesale water usage charges are assessed to our customers based on actual metered usage each month plus a base monthly service fee assessed per SFE unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company’s water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard-sized lot. One SFE is assumed to have a water demand of approximately 0.4 acre feet per year and to contribute wastewater flows of approximately 300 gallons per day. Water usage pricing uses a tiered pricing structure. We recognize wholesale water usage revenues upon delivering water to our customers or our governmental customers’ end-use customers, as applicable. Revenues recognized by us from the sale of Export Water and other portions of our Rangeview Water Supply off the Lowry Range are shown gross of royalties to the Land Board. Revenues recognized by us from the sale of water on the Lowry Range are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District.

We recognize wastewater treatment revenue monthly based on a flat monthly fee and actual usage charges. The monthly wastewater treatment fees are shown net of amounts retained by the Rangeview District.

A tap fee constitutes a right to connect to the wholesale water and wastewater systems through a service line to a residential or commercial building or property, and once granted, the customer may make a physical tap into the wholesale line(s) to connect its property for water and/or wastewater service. Once connected to the water and/or wastewater systems, the customer has live service to receive metered water deliveries from our system and send wastewater into our system. We recognize water and wastewater tap fees as revenue at the time we grant a right for the customer to tap into the water or wastewater service line to obtain service.

We recognize construction fees, including fees received to construct “Special Facilities,” over time as the construction is completed.

Consulting fees are fees we receive, typically on a monthly basis, from municipalities and area water providers along the I-70 corridor, for contract operations services. Consulting fees are recognized monthly over time as the services are consumed based on a flat monthly fee plus charges for additional work performed.

Land Development Revenue

We sell lots at Sky Ranch pursuant to distinct agreements with each builder. These agreements follow one of two formats. One format is the sale of a finished lot, whereby the purchaser pays for a ready-to-build finished lot and payment is a lump-sum payment upon completion of the finished lot. The Company will recognize revenues at the point in time at the closing of the sale of a finished lot in which control transfers to the builder and the builder is able to obtain a building permit, as the transaction cycle will be complete and the Company will have no further obligations for the lot.

Our second format is the sale of finished lots pursuant to a development agreement, whereby we receive payments at three milestones. The first milestone payment is due upon completion of platted lots whereby we transfer title to a specified number of platted lots to each builder and receive payment for the platted lots.  The second milestone payment is due upon completion of construction of wet utilities to each lot (water, sewer, and storm water), and the final payment is due upon completion of the finished lot.  Because the builder (i.e., the customer) takes control of the lot at the first closing and subsequent improvements made by us improve the builder’s lot as construction progresses, we account for each progress payment over time under the percent-of-completion methodology.

We act as the project manager and provide any and all services required to deliver eligible improvements for the CAB. The project management fee is five percent (5%) of actual construction costs of CAB-eligible improvements and is recognized as other income.

Other Revenue

Up-front payments we received pursuant to the O&G Lease, the Rangeview Lease and the Bison Lease are recognized as other income on a straight-line basis over the initial term or extension of term, as applicable, of the leases.

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

Our water assets will be utilized in the provision of water services, which inevitably will encompass many housing and economic cycles. Our service capacities are quantitatively estimated based on an average single-family home consuming approximately 0.2 acre feet of water per year. Average water deliveries are approximately 0.4 acre feet; however, approximately 50% or 0.2 acre feet are returned and available for reuse. Our water supplies are legally decreed for use through the water court. The water court decree allocates a specific amount of water (subject to continued beneficial use) for municipal and industrial uses.

We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

Our Water Assets – We determine the undiscounted cash flows for our water assets by estimating tap sales to potential new developments in our service areas and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service areas and the Front Range, actual future tap fees, and actual future operating costs inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2018, and determined there were no material changes and that our water assets are not impaired and their costs are deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have agreements to provide water services utilizing water rights owned by us (e.g., Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. Our combined Rangeview Water Supply and Sky Ranch water assets have a carrying value of $34.6 million as of August 31, 2018. Based on the carrying value of our water rights, the long-term and uncertain nature of any development plans, current tap fees of $24,974 and estimated gross margins, we estimate that we would need to add approximately 2,300 new water connections (requiring 4% of our portfolio) to generate net revenues sufficient to recover the costs of our Rangeview Water Supply and Sky Ranch water. If tap fees increase 5%, we would need to add approximately 2,200 new water taps (requiring 3.8% of our portfolio) to recover the costs of our Rangeview Water Supply and Sky Ranch water. If tap fees decrease 5%, we would need to add approximately 2,400 new water taps (requiring 4.2% of our portfolio) to recover the costs of our Rangeview Water Supply and Sky Ranch water.

Although the timing of actual new home development throughout the Front Range will impact our estimated tap sale projections, it will not alter our water ownership, our service obligations to existing properties or the number of SFEs we can service.

Our Land Development Assets – We determine the undiscounted cash flows from lot sales, defined under our Builder Contracts, using the costs incurred to date and estimated costs to build the remaining infrastructure for delivery of finished lots over an estimated development period. Our impairment analysis is based on comparing the lot sale price under our Builder Contracts, together with qualified reimbursables, with the cost to deliver the finished lots. Our Sky Ranch land assets under development, shown as “Inventories” on our balance sheet, have a carrying value of $5.2 million as of August 31, 2018. Based on the carrying value of our land inventories and the estimated costs to complete finished lots, compared to revenue generated from lot sales and reimbursables, we estimate that we generate net revenues sufficient to recover the costs of our land development activities. If our costs increase 5% and our lot sale revenues remain the same pursuant to our agreements, we estimate that our recoverable reimbursable costs would increase 2.5% and that we would generate net revenues sufficient to recover the costs of our land development activities.

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

Results of Operations

Executive Summary

The results of our operations for the fiscal years ended August 31, 2018, 2017 and 2016 were as follows:

Table F – Summary of Results of Operations

	Fiscal Years Ended August 31,			Change
				2018 versus 2017		2017 versus 2016
	2018	2017	2016	$	%	$	%
Millions of gallons of water delivered	406.6	94.6	33.9	312.0	330%	60.7	179%
Water revenues generated	$4,555,900	$825,100	$221,000	$3,730,800	452%	$604,100	273%
Water tap fee revenue	49,900	217,500	14,300	(167,600)	(77)%	203,200	1,421%
Water delivery operating costs incurred (excluding depreciation and depletion)	$1,379,600	$332,400	$264,400	$1,047,200	315%	$68,000	26%
Water delivery gross margin %	70%	60%	-20%

Wastewater treatment revenues	$46,200	$45,100	$43,700	$1,100	2%	$1,400	3%
Wastewater treatment operating costs incurred	$28,400	$28,600	$29,200	$(200)	(1)%	$(600)	(2)%
Wastewater treatment gross margin %	39%	37%	33%

Lot fee revenue	$2,139,000	$—	$—	$2,139,000	100%	$—	0%
Lot fee construction costs incurred	$2,013,800	$—	$—	$2,013,800	100%	$—	0%
Lot fee gross margin %	6%	0%	0%
Other income	$168,200	$98,600	$131,700	$69,600	71%	$(33,100)	(25)%
Other income costs incurred	$88,300	$61,900	$68,500	$26,400	43%	$(6,600)	(10)%
Other income gross margin %	48%	37%	48%

General and administrative expenses	$2,855,100	$2,201,700	$1,849,700	$653,400	30%	$352,000	19%

Income (loss) from continuing operations	$132,700	$(1,678,900)	$(1,230,300)	$1,811,600	108%	$(448,600)	36%
(Loss) income from discontinued operations	$—	$(32,000)	$(80,300)	$32,000	100%	$48,300	(60)%
Net income (loss)	$414,700	$(1,710,900)	$(1,310,600)	$2,125,600	124%	$(400,300)	31%

Changes in Revenues and Gross Margin

We generate revenues from water and wastewater services and land development. Water and wastewater revenues are generated from (i) monthly wholesale water usage fees and wastewater treatment fees, (ii) one-time water and wastewater tap fees and construction fees (including Special Facilities funding), and (iii) consulting fees. Land development revenues are generated from the sale of lots and project management services.

Water and Wastewater Revenues – Our water deliveries increased 330% in fiscal 2018 compared to fiscal 2017 and increased 179% in fiscal 2017 compared to fiscal 2016. Water revenues increased 452% in fiscal 2018 compared to fiscal 2017 and increased 273% in fiscal 2017 compared to fiscal 2016. The changes in deliveries and sales were primarily due to the changes in demand for water to be used for oil and gas activities – namely, fracking wells drilled into the Niobrara Formation. Additionally, during fiscal 2017, we acquired the service rights for the Wild Pointe water system, which increased our revenue by $268,800 from fiscal 2016. The following table details the sources of our water sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for fiscal 2018, fiscal 2017, and fiscal 2016.

Table G – Water Revenue Summary

	2018			2017			2016
Customer Type	Sales (in thousands)	kgal	Average per kgal	Sales (in thousands)	kgal	Average per kgal	Sales (in thousands)	kgal	Average per kgal
On-Site	$250.0	55,287.7	$4.52	$174.6	26,996.1	$6.47	$149.1	26,620.8	$5.60
Export-Commercial	141.9	13,998.8	10.14	106.4	10,020.0	10.62	71.3	7,216.2	9.88
Wild Pointe	119.7	25,052.4	4.78	65.6	11,388.4	5.76	—	—	—
Industrial/Fracking	4,044.3	312,216.7	12.95	478.5	46,146.2	10.37	0.6	58.2	10.31
	$4,555.9	406,555.6	$11.21	$825.1	94,550.7	$8.73	$221.0	33,895.2	$6.52

Our gross margin on delivering water (not including depletion charges) was 70% in fiscal 2018, 60% in fiscal 2017 and negative 20% during fiscal 2016. The changes in our gross margins were due to changes in demand related to water sales to the fracking industry and our ability to offset the ECCV system costs with increased water deliveries in fiscal 2018 and fiscal 2017.

Our wastewater fees increased 2% in fiscal 2018 compared to fiscal 2017 and increased 3% in fiscal 2017 compared to fiscal 2016. Wastewater fee fluctuations result from demand changes from our only customer.

We sold two water taps during fiscal 2018, which generated revenues of approximately $49,900, and we sold 10 water taps during fiscal 2017, which generated revenues of approximately $203,200, that are included in water tap fee sales in the statement of operations and comprehensive income (loss). We did not sell any water or wastewater taps during fiscal 2016.

We recognized $41,500 of Special Facilities funding as revenue under our previous revenue recognition standard, Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605), during the years ended August 31, 2017 and 2016. No Special Facilities revenue has been recognized during the fiscal year ended August 31, 2018. The 2017 and 2016 amounts are the ratable portion of the Special Facilities funding, or construction fees, received from water agreements as more fully described in Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of this Annual Report on Form 10-K.

Our consulting fees for the fiscal years ended August 31, 2018, 2017, and 2016 were $142,700, $98,600, and $131,700, respectively, and are recognized upon the rendering of our services. Our consulting fees increased 45% in fiscal 2018 compared to fiscal 2017 and decreased 25% in fiscal 2017 compared to fiscal 2016. The increase in fees during fiscal 2018 is due to higher consulting billings from water systems we managed in fiscal 2018 compared to fiscal 2017. The decrease in fees during fiscal 2017 is due to a reduction in the amount of consulting billings from water systems we managed in fiscal 2017 compared to fiscal 2016. Our margins have fluctuated as we allocated additional staff costs to system management.

Land Development Revenues – In July 2018, we obtained final approval of the entitlements for the Sky Ranch property and achieved the first payment milestone for the sale of 150 platted lots to two of our builders. We received a payment of $2,500,000, and the two builders posted letters of credit for an additional $7,775,000. We are working to complete construction of finished lots in fiscal year 2019 and will receive two additional milestone payments, to be distributed from the escrowed funds, from these two builders. The first milestone payment will be distributed upon completion of construction of wet utilities, and the final payment will be distributed upon completion of finished lots. We will defer the payments from the first two milestones and recognize the revenue over time during the construction process of completing the finished lots because control transfers upon delivery of the platted lot and the customer is obtaining benefit from the improvements as the construction progresses. As of August 31, 2018, we recognized $2.1 million of land development revenue based on the input method of total project costs incurred as a percent of completion. Additionally, we will receive payment from our third builder upon completion of finished lots. We have determined that the delivery of a finished lot is a performance obligation and will recognize revenue at the point of time of closing the lot sale. We incurred $7.2 million in land development costs of $34 million total budgeted land development costs as construction in progress, $2.0 million of which was recorded as land development cost of revenue and $5.2 million of which was recorded as inventory and will be recorded as cost of revenue as land development revenues are recognized. We did not have any land development operations prior to fiscal year 2018.

We recognized $25,500 for project management services in fiscal 2018.

General and Administrative Expenses

Table H details significant items, and changes, included in our General and Administrative Expenses (“G&A Expenses”) as well as the impact that share-based compensation has on our G&A Expenses for the fiscal years ended August 31, 2018, 2017 and 2016, respectively.

Table H – G&A Expenses

				Change
	Fiscal Years Ended August 31,			2018 versus 2017		2017 versus 2016
	2018	2017	2016	$	%	$	%
Significant G&A Expense items:
Salary and salary-related expenses	$1,387,500	$1,156,500	$864,400	$231,000	20%	$292,100	34%
Share-based compensation	324,800	233,200	219,900	91,600	39%	13,300	6%
Professional fees	335,500	237,000	250,900	98,500	42%	(13,900)	(6)%
Fees paid to directors including insurance	164,800	131,100	134,400	33,700	26%	(3,300)	(2)%
Insurance	40,900	29,900	35,900	11,000	37%	(6,000)	(17)%
Public entity-related expenses	115,800	134,700	109,500	(18,900)	(14)%	25,200	23%
Consulting fees	41,300	11,200	5,700	30,100	269%	5,500	96%
Property taxes	17,700	7,500	9,200	10,200	136%	(1,700)	(18)%
Other	426,800	260,700	219,800	166,100	64%	40,900	19%
G&A Expenses as reported	2,855,100	2,201,800	1,849,700	653,300	30%	352,100	19%

Salary and Salary-Related Expenses – Salary and salary-related expenses increased by 20% during fiscal 2018 as compared to fiscal 2017 and increased by 34% during fiscal 2017 as compared to fiscal 2016. The increase in fiscal 2018 compared to fiscal 2017 was the result of the increase from 11 to 19 employees to manage the development of our Sky Ranch property. The increase in fiscal 2017 compared to fiscal 2016 was the result of the increase from seven to 11 employees to manage the development of our Sky Ranch property and the addition of the Wild Pointe water system. Share-based compensation expense increased 39% during fiscal 2018 compared to fiscal 2017 as a result of an increase in the number of stock option grants to non-employee members on the board of directors and employees. Share-based compensation expenses increased 6% during fiscal 2017 compared to fiscal 2016 as a result of an increase in the number of non-employee members on the board of directors.

Professional Fees (mainly legal and accounting fees) – Professional fees increased 42% during fiscal 2018 compared to fiscal 2017 and decreased 6% in fiscal 2017 compared to fiscal 2016. The increase was primarily the result of higher general legal fees due to Builder Contracts and CAB contracts and audit fees in fiscal 2018 compared to fiscal 2017 and lower general legal fees in fiscal 2017 compared to fiscal 2016.

Fees Paid to Our Board of Directors – Fees for our board in fiscal 2018 include $59,900 for premiums related to our directors and officers insurance policy (this amount increased by $4,300 from fiscal 2017). The remaining fiscal 2018 fees of $104,900 represent amounts accrued to our board members for annual service, meeting attendance fees and travel expenses, which were higher than in fiscal 2017 due to increased board fees during the year 2018. Fees for our board in fiscal 2017 include $55,600 for premiums related to our directors and officers insurance policy (this amount increased by $1,200 from fiscal 2016). The remaining fiscal 2017 fees of $74,500 represent amounts accrued to our board members for annual service, meeting attendance fees and travel expenses, which were somewhat lower than in fiscal 2016 due to a decrease in the number of board meetings held in 2017. Fees for our board in fiscal 2016 include $50,400 for premiums related to our directors and officers insurance policy. The remaining fiscal 2016 fees of $80,000 represent amounts accrued to our board members for annual service, meeting attendance fees and travel expenses.

Insurance – We maintain policies for general liability insurance, workers’ compensation insurance, and casualty insurance to protect our assets. Insurance expense fluctuates based on the number of employees and premiums associated with insuring our water systems.

Public Entity-Related Expenses – Costs associated with being a corporation and costs associated with being a publicly traded entity consist primarily of XBRL and EDGAR conversion fees, stock exchange fees, and press releases. These costs fluctuate from year to year.

Consulting Fees – Consulting fees for fiscal 2018 consisted of $33,800 for employee procurement fees and other services, $5,000 for professional services and $2,500 for board advisory services related to the development of the Sky Ranch water agreements. Consulting fees for fiscal 2017 consisted of $6,300 for information technology and other services and $4,900 for valuation services. Consulting fees for fiscal 2016 consisted of $5,000 for board advisory services and $700 related to the development of the Sky Ranch water agreements.

Property Taxes – Our property taxes relate to our Sky Ranch and Rangeview properties and were approximately $17,700, $7,500 and $9,200 in fiscal 2018, 2017 and 2016 respectively. These taxes are based on estimated taxes paid in arrears and vary slightly from year to year based on actual assessments.

Other Expenses – Other expenses include typical operating expenses related to the maintenance of our office, business development, and travel, and funding provided to the Rangeview District and the Sky Ranch Districts. Other expenses increased 64% and 19% during fiscal 2018 compared to fiscal 2017 and fiscal 2017 compared to fiscal 2016, respectively. The changes were primarily the result of the timing of various expenses.

Other Income and Expense Items

Table I – Other Items

	For the Fiscal Years Ended August 31,			Change
				2018 versus 2017		2017 versus 2016
	2018	2017	2016	$	%	$	%
Other income items:
Oil and gas lease income, net	$51,100	$18,800	$360,800	$32,300	172%	$(342,000)	(44)%
Oil and gas royalty income, net	$191,300	$186,600	$343,600	$4,700	3%	$(157,000)	(17)%
Interest income	$206,100	$257,500	$241,300	$(51,400)	(20)%	$16,200	1,033%
Other	$(10,500)	$(10,500)	$3,900	$—	0%	$(14,400)	(82)%

The $51,100, $18,800, and $360,800 of oil and gas lease payments recognized in fiscal 2018, fiscal 2017, and fiscal 2016, respectively, primarily represent the deferred recognition of the up-front payments received in March 2011 and February 2014, upon the signing of the O&G Lease and Surface Use Agreement and related extension. The amounts also represent the up-front payments received for the Rangeview Lease. On March 10, 2011, we received an up-front payment of $1,243,400 for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property. The oil and gas rights under the remaining approximately 300 acres at Sky Ranch were already owned by a third party. We deferred immediate recognition of the up-front payment and began recognizing the up-front payment in income over the initial three-year term of the O&G Lease beginning March 10, 2011. During February 2014, we received an additional payment of $1,243,400 to extend the initial term of the O&G Lease by an additional two years through February 2016. The income received for the extension was recognized in income over the two-year extension term of the O&G Lease.

The oil and gas royalty income represents amounts received pursuant to the O&G Lease. The amounts for fiscal 2018, 2017 and 2016 include royalties of each well from August 16th through August 15th, during each year, respectively. The first well (referred to as “Sky Ranch” in the chart below) generated oil and gas royalty income of approximately $163,200, $147,300 and $266,600, 20% (net of taxes), based on the Company’s 3/8ths interest of the total production of this 1,280-acre pooled mineral estate during the fiscal years ended August 31, 2018, 2017 and 2016, respectively. This 10,000-foot horizontal well recorded production of approximately 40,000, 33,600 and 80,400 barrels of oil for the fiscal years ended August 31, 2018, 2017 and 2016, respectively. The second well (referred to as “Property” in the chart below) generated oil and gas royalty income of approximately $40,400, $41,300 and $77,000, 20% (net of taxes), based on the Company’s 1/8ths interest of the total production of this 1,280-acre pooled mineral estate during the fiscal years ended August 31, 2018, 2017 and 2016, respectively. This 10,000-foot horizontal well recorded production of approximately 31,200, 33,800 and 73,400 barrels of oil for the fiscal years ended August 31, 2018, 2017 and 2016, respectively. The following charts detail well production and oil and gas royalties during fiscal 2016, fiscal 2017, and fiscal 2018.

Interest income represents interest earned on investment of capital in cash equivalents or debt securities and interest accrued on the notes receivable from the Rangeview District. The higher level of interest income in fiscal 2017 compared to fiscal 2018 and fiscal 2016 is due to higher cash and investment balances in 2017 from the receipt of interest on investments related to the proceeds from the sale of our farms.

Other represents income we received for various easements and the construction of infrastructure for the oil and gas industry, which is partially offset by other non-operational expenses.

Discontinued Operations

For additional information about our discontinued operations, see Note 2 – Summary of Significant Accounting Policies to the accompanying financial statements.

The following table provides the components of discontinued operations:

Table J – Discontinued Operations Statements of Operations

	Fiscal Years Ended August 31,
	2017	2016
Farm revenues	$6,848	$267,472
Farm expenses	(1,298)	(77,132)
Gross profit	5,550	190,340

General and administrative expenses	(46,942)	(313,389)
Operating loss	(41,392)	(123,049)
Finance charges	9,367	38,428
(Loss) gain on sale of farm assets	—	4,273
Loss from discontinued operations	$(32,025)	$(80,348)

We anticipate continued expenses through the end of calendar 2019 related to the remaining farms held by us. We will continue to receive revenues for leased agricultural land and incur expenses related to the remaining agricultural land we own and for the purpose of collecting outstanding receivables. The remaining farms’ values are recorded as long-term investments.

Liquidity, Capital Resources and Financial Position

At August 31, 2018, our working capital, defined as current assets less current liabilities, was $25.9 million, which includes $11.6 million in cash and cash equivalents. We believe that as of August 31, 2018 and as of the date of the filing of this Annual Report on Form 10-K, we had and have sufficient working capital to fund our operations for the subsequent 12 months.

ECCV Capacity Operating System

Pursuant to a 1982 contractual right, the Rangeview District may purchase water produced from the ECCV’s Land Board system, which is comprised of eight wells and more than 10 miles of buried water pipeline located on the Lowry Range. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as the Rangeview District’s service provider and the Export Water Contractor (as defined in the Lease among us, the Rangeview District and the Land Board), we entered into an agreement to operate and maintain the ECCV facilities, allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat monthly fee of $8,000 per month from January 1, 2013 through December 31, 2020 and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers. In addition, the ECCV system costs us approximately $1,900 per month to maintain.

South Metropolitan Water Supply Authority and WISE

SMWSA is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members, including the Rangeview District. Pursuant to the SMWSA Participation Agreement with the Rangeview District, we agreed to provide funding to the Rangeview District in connection with its membership in the SMWSA. During the fiscal years ended August 31, 2018, 2017 and 2016, we provided $22,000, $198,200, and $113,600, respectively, of funding to the Rangeview District pursuant to the SMWSA Participation Agreement. In July 2013, the Rangeview District, together with nine other SMWSA members, formed an entity to enable its members to participle in WISE and entered into an agreement that specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. On December 31, 2013, SMWA, Denver Water and Aurora Water entered into the WISE Partnership Agreement, which provides for the purchase of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. We have entered into the WISE Financing Agreement, which obligates us to fund the Rangeview District’s cost of participating in WISE. In exchange for funding the Rangeview District’s obligations in WISE, we will have the sole right to use and reuse the Rangeview District’s 7% share of the WISE water and infrastructure to provide water service to the Rangeview District’s customers and to receive the revenue from such service. Our current WISE subscription entitles us to approximately 3 million gallons per day of transmission pipeline capacity and 500 acre feet per year of water. In addition to the funding we have provided to the Rangeview District pursuant to the SMWSA Participation Agreement, to date we have provided approximately $3.1 million of financing to the Rangeview District to fund its obligation to finance the purchase of infrastructure for WISE and the construction of a connection to the WISE system in accordance with the WISE Financing Agreement. We anticipate that we will be spending approximately $3.0 million in connection with this system during fiscal 2019 and $3.8 million in total for the fiscal years 2020 through 2023 to fund the Rangeview District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE.

Summary Cash Flows Table

Table K – Summary Cash Flows

				Change
	For the Fiscal Years Ended August 31,			2018 versus 2017		2017 versus 2016
	2018	2017	2016	$	%	$	%
Cash (used in) provided by:
Operating activities	$500	$(1,052,900)	$(270,700)	$1,053,400	100%	$(782,200)	(289)%
Investing activities	$5,700,800	$1,933,800	$(32,119,000)	$3,767,000	195%	$34,052,800	(106)%
Financing activities	$288,000	$(2,400)	$(2,000)	$290,400	12,100%	$(400)	(20)%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services, costs incurred in the delivery of those services, G&A Expenses, and depletion/depreciation expenses.

Cash provided by operations in fiscal 2018 increased by $1.1 million as compared to fiscal 2017, which was primarily the result of the first milestone payment of $2.5 million from two builders at Sky Ranch and a deferred oil and gas lease payment for the Bison Lease, offset by increases in inventories related to the construction activities of Sky Ranch, trade account receivables related to oil and gas fracking and the payment of approximately $1.1 million for a collateral deposit paid to the Southeast Metropolitan Stormwater Authority in connection with the grading, erosion and sediment control permit application for Sky Ranch, anticipated to be refunded within twelve months. Cash used in operations in fiscal 2017 increased by $782,200 compared to fiscal 2016, which was primarily the result of an increase in salary and salary-related expenses and consulting expenses.

Changes in Investing Activities – Investing activities in fiscal 2018 consisted of the sale and maturity of debt securities of $34 million offset by the purchase of $23 million in securities, the investment in our water system of $1.3 million, and the purchase of equipment of $445,300. Investing activities in fiscal 2017 consisted of investments in our water and wastewater systems of approximately $2.5 million, pipelines of approximately $4.4 million (approximately $300,000 was expended for the pipeline in fiscal 2016 and was reclassified from construction in progress to fixed assets when the pipeline was placed into service), the development of our Sky Ranch land of approximately $900,000, and new equipment of approximately $100,000. The investments in new assets were offset by the sale of marketable securities of approximately $9.8 million. Investing activities in fiscal 2016 consisted of the investments in our water and wastewater systems and land of approximately $1.2 million, the purchase of equipment of approximately $472,300, and the net investment of approximately $30 million into U.S. treasuries and certificates of deposit.

Changes in Financing Activities – Financing activities in 2018 consisted of the receipt of payment on a note receivable of $215,500 from a Sky Ranch District and proceeds from the exercise of stock options of $75,000, offset by a payment to contingent liability holders of $2,500. Financing activities in fiscal 2017 and 2016 only consisted of payments to our contingent liability holders of approximately $2,400 and $2,000, respectively.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist entirely of the contingent portion of the Comprehensive Amendment Agreement No. 1 (the “CAA”), which is $668,300, as described in Note 5 – Participating Interests in Export Water to the accompanying financial statements. The contingent liability is not reflected on our balance sheet because the obligation to pay the CAA is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.

Recently Adopted and Issued Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to the accompanying financial statements for recently adopted and issued accounting pronouncements.

Total Contractual Cash Obligations

Table L - Contractual Cash Obligations

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (a)	$191,400	$79,200	112,200	(a)	(a)
Participating Interests in Export Water (b)	339,000	(b)	(b)	(b)	(b)
WISE participation (c)	6,819,700	3,010,400	$2,713,500	$1,095,800	(c)
Total	$7,350,100	$3,089,600	$2,825,700	$1,095,800

(a)
Our only operating lease is related to our office space. We occupy 11,393 square feet at a cost of $6,600, per month, at the address shown on the cover of this Annual Report on Form 10-K. We lease these premises pursuant to a three-year operating lease agreement which expires in January 2021 with a third party.

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

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

General

We have limited exposure to market risks from instruments that may impact our balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest-bearing investments. As of August 31, 2018, we are holding $8.9 million in marketable securities consisting of certificates of deposit and U.S. treasury notes. We have no investments denominated in foreign country currencies; therefore, our investments are not subject to foreign currency exchange rate risk.

Item 8 – Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Pure Cycle Corporation:

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Pure Cycle Corporation (the “Company”) as of August 31, 2018, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the year ended August 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2018, and the results of its operations and its cash flows for the year ended August 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2018, based on criteria established in the COSO framework.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Plante & Moran PLLC
Boulder, Colorado
November 13, 2018

We have served as the Company’s auditor since 2017.

Report of Independent Registered Public Accounting Firm

Pure Cycle Corporation
Watkins, Colorado

We have audited the accompanying consolidated balance sheet of Pure Cycle Corporation as of August 31, 2017, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for the year ended August 31, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2017, and the results of its operations and its cash flows for the year ended August 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ CROWE LLP
Denver, Colorado
November 15, 2017

Report of Independent Registered Public Accounting Firm

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY GHP HORWATH, P.C. AND HAS NOT BEEN REISSUED BY GHP HORWATH, P.C. GHP HORWATH, P.C. CEASED OPERATIONS AND FILED ARTICLES OF DISSOLUTION WITH THE STATE OF COLORADO ON APRIL 25, 2018.

Board of Directors and Shareholders
Pure Cycle Corporation

We have audited the accompanying consolidated balance sheet of Pure Cycle Corporation as of August 31, 2016, and the related consolidated statements of comprehensive loss, shareholders’ equity, and cash flows for the year ended August 31, 2016. Pure Cycle Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pure Cycle Corporation as of August 31, 2016, and the results of its operations and its cash flows for the year ended August 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP HORWATH, P.C.
Denver, Colorado
October 27, 2016

PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:	August 31, 2018	August 31, 2017
Current Assets:
Cash and cash equivalents	$11,565,038	$5,575,823
Short-term investments	8,717,967	20,055,345
Trade accounts receivable, net	1,067,268	663,762
Sky Ranch receivable	—	215,504
Prepaid expenses and deposits	1,372,886	503,100
Inventories	5,195,059	-
Assets of discontinued operations	—	110,748
Total current assets	27,918,218	27,124,282

Long-term investments	190,370	187,975
Investments in water and water systems, net	36,721,884	34,575,713
Land and mineral interests	4,659,569	6,248,371
Notes receivable – related parties, including accrued interest	906,199	776,364
Other assets	777,734	424,226
Long-term land investment	450,641	—
Deferred tax asset	282,000	—
Assets of discontinued operations held for sale	—	450,641
Total assets	$71,906,615	$69,787,572

LIABILITIES:
Current liabilities:
Accounts payable	787,662	492,410
Accrued liabilities	849,538	380,852
Deferred revenues	361,050	55,800
Deferred oil and gas lease payment	55,733	—
Liabilities of discontinued operations	—	11,165
Total current liabilities	2,053,983	940,227

Deferred revenues, less current portion	60,378	999,688
Participating Interests in Export Water Supply	339,035	341,558
Total liabilities	2,453,396	2,281,473

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B – par value $.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 23,764,098 and 23,764,098 shares issued and outstanding, respectively	79,218	79,185
Collateral stock	—	—
Additional paid-in capital	171,831,293	171,431,486
Accumulated other comprehensive income (loss)	66,446	(11,105)
Accumulated deficit	(102,524,171)	(103,993,900)
Total shareholders’ equity	69,453,219	67,506,099
Total liabilities and shareholders’ equity	$71,906,615	$69,787,572

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Fiscal Years Ended August 31,
	2018	2017	2016
Revenues:
Metered water usage	$4,555,912	$825,056		$220,997
Wastewater treatment fees	46,199	45,106		43,712
Special facility funding recognized	—	41,508		41,508
Water tap fees recognized	49,948	217,515		14,294
Lot sales	2,138,950	—		—
Other income	168,190	98,602		131,650
Total revenues	6,959,199	1,227,787		452,161

Expenses:
Water service operations	(1,379,644)	(332,449)		(264,424)
Wastewater service operations	(28,350)	(28,615)		(29,187)
Lot fee construction costs	(2,013,840)	—		—
Other	(88,318)	(61,860)		(68,478)
Depletion and depreciation	(651,449)	(380,382)		(166,670)
Total cost of revenues	(4,161,601)	(803,306)		(528,759)
Gross profit (loss)	2,797,598	424,481		(76,598)

General and administrative expenses	(2,855,095)	(2,201,744)		(1,849,743)
Depreciation	(251,230)	(353,939)		(253,434)
Operating loss	(308,727)	(2,131,202)		(2,179,775)

Other income (expense):
Oil and gas lease income, net	51,089	18,765		360,765
Oil and gas royalty income, net	191,309	186,595		343,620
Interest income	206,138	257,488		241,279
Other	(7,129)	(10,489)		3,852
Income (loss) from continuing operations	132,680	(1,678,843)		(1,230,259)
Loss from discontinued operations, net of taxes	—	(32,025)		(80,348)
Net income (loss) before taxes	132,680	(1,710,868)		(1,310,607)
Income tax benefit	282,000	—		—
Net income (loss)	$414,680	$(1,710,868)		$(1,310,607)
Unrealized holding gains (losses)	77,551	(14,227)		3,122
Total comprehensive income (loss)	$492,231	$(1,725,095)		$(1,307,485)

Basic and diluted net income (loss) per common share –
Income (loss) from continuing operations	$0.02	$(0.07)		$(0.06)
Loss from discontinued operations	—	*	$	*
Net income (loss)	$0.02	$(0.07)		$(0.06)

Weighted average common shares outstanding – basic	23,760,765	23,754,098		23,781,041
Weighted average common shares outstanding – diluted	23,930,535	23,754,098		23,781,041

* Amount is less than $.01 per share

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Collateral	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stock	Deficit	Total
September 1, 2015 balance:	432,513	$433	24,054,098	$80,185	$172,384,355	$—	$(1,407,000)	$(100,972,425)	$70,085,548
Share-based compensation	—	—	—	—	219,886	—	—	—	219,886
Collateral stock retired	—	—	(300,000)	(1,000)	(1,406,000)	—	1,407,000	—	—
Net loss	—	—	—	—	—	—	—	(1,310,607)	(1,310,607)
Unrealized holding gain on investments	—	—	—	—	—	3,122	—	—	3,122
August 31, 2016 balance:	432,513	433	23,754,098	79,185	171,198,241	3,122	—	(102,283,032)	68,997,949
Share-based compensation	—	—	—	—	233,245	—	—	—	233,245
Net loss	—	—	—	—	—	—	—	(1,710,868)	(1,710,868)
Unrealized holding loss on investments	—	—	—	—	—	(14,227)	—	—	(14,227)
August 31, 2017 balance:	432,513	433	23,754,098	79,185	171,431,486	(11,105)	—	(103,993,900)	67,506,099
Share-based compensation	—	—	—	—	324,840	—	—	—	324,840
Exercise of options	—	—	10,000	33	74,967	—	—	—	75,000
Adoption of accounting standards	—	—	—	—	—	—	—	1,055,049	1,055,049
Net income	—	—	—	—	—	—	—	414,680	414,680
Unrealized holding gain on investments	—	—	—	—	—	77,551	—	—	77,551
August 31, 2018 balance:	432,513	$433	23,764,098	$79,218	$171,831,293	$66,446	$—	$(102,524,171)	$69,453,219

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended August 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$414,680	$(1,710,868)	$(1,310,607)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	324,840	233,245	219,886
Depreciation, depletion and other non-cash items	902,676	734,324	420,104
Bad debt expense	79,860	—	—
Investment in Well Enhancement and Recovery Systems LLC	10,490	10,488	10,675
Interest income and other non-cash items	(2,366)	(14,647)	(41,114)
Interest added to receivable from related parties	(17,728)	(34,755)	(29,099)
Changes in operating assets and liabilities:
Inventories	(1,217,292)	—	—
Trade accounts receivable	(369,923)	(482,756)	(23,161)
Prepaid expenses	(959,394)	(152,281)	(122,733)
Note receivable – related parties	(110,161)	(156,743)	(31,633)
Accounts payable and accrued liabilities	750,078	477,538	(269,428)
Income taxes	(282,000)	—	(292,729)
Deferred revenue	360,611	(55,803)	(55,802)
Deferred income – oil and gas lease	116,111	(19,000)	(360,765)
Net cash provided by (used in) operating activities from continuing operations	482	(1,171,258)	(1,886,406)
Net cash provided by operating activities from discontinued operations	—	118,379	1,615,677
Net cash provided by (used in) operating activities	482	(1,052,879)	(270,729)

Cash flows from investing activities:
Investments in water, water systems and land	(1,046,911)	(2,486,403)	(1,209,416)
Investments in Sky Ranch pipeline	(241,819)	(4,368,196)	—
Investments in Sky Ranch land development	(3,977,767)	(902,600)	—
Sales and maturities of marketable securities	34,057,552	9,786,406	2,840,000
Purchase of short-term investments	(22,645,017)	—	(25,970,721)
Purchase of long-term investments	—	—	(6,855,189)
Purchase of property and equipment	(445,286)	(95,385)	(472,310)
Net cash provided by (used in) investing activities from continuing operations	5,700,752	1,933,822	(31,667,636)
Net cash provided by (used in) investing activities from discontinued operations	—	—	(451,347)
Net cash provided by (used in) investing activities	5,700,752	1,933,822	(32,118,983)

Cash flows from financing activities:
Proceeds from note receivable – related parties	215,504	—	—
Proceeds from exercise of options	75,000	—	—
Payment to contingent liability holders	(2,523)	(2,408)	(2,041)
Net cash provided (used in) by financing activities from continuing operations	287,981	(2,408)	(2,041)
Net cash provided (used) in financing activities from discontinued operations	—	—	—
Net cash provided (used) in financing activities	287,981	(2,408)	(2,041)

Net change in cash and cash equivalents	5,989,215	878,535	(32,391,753)
Cash and cash equivalents – beginning of year	5,575,823	4,697,288	37,089,041
Cash and cash equivalents – end of year	$11,565,038	$5,575,823	$4,697,288

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Retirement of collateral stock	$—	$—	$1,407,000
Transfer of prepaid asset to other asset	89,609	—	—
Transfer of land and development costs to inventory	$3,977,767	$—	$—

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2018, 2017 and 2016

NOTE 1 – ORGANIZATION

Pure Cycle Corporation (the “Company”) was incorporated in Delaware in 1976 and reincorporated in Colorado in 2008. The Company owns assets in the Denver, Colorado metropolitan area. The Company is currently using its water assets located in the Denver metropolitan area to provide wholesale water and wastewater services to customers located in the Denver metropolitan area.  The Company also develops its land assets located in the Denver metropolitan area to develop finished lots for residential, commercial and retail pad sites for national home builders and businesses.

The Company provides a full line of wholesale water and wastewater services, which includes designing and constructing water and wastewater systems as well as operating and maintaining such systems. The Company’s business focus includes two business segments: (i) providing wholesale water and wastewater services, predominantly to local governmental entities, which provide services to their end-use customers throughout the Denver metropolitan area as well as along the Colorado Front Range; and (ii) developing finished lots for residential, commercial and retail customers at its Sky Ranch property.

As of August 31, 2018, the Company had $25.9 million of working capital, which included $11.6 million of cash and cash equivalents.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Pure Cycle Corporation and its majority-owned and controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used to account for certain items such as revenue recognition, reimbursable expense, costs of revenue for lot sales, share-based compensation, deferred tax asset valuation, and the useful lives of assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a reputable financial institution. At various times during the fiscal year ended August 31, 2018, the Company’s main operating account exceeded federally insured limits. The Company has never suffered a loss due to such excess balance.

Land Development Inventories

Inventories primarily include land held for development and sale. Inventories are stated at cost. Capitalized lot development costs at Sky Ranch are costs incurred to construct lots at Sky Ranch that meet the Company’s capitalization criteria for improvements to a lot and are capitalized as incurred. The Company capitalizes certain legal, engineering, design, permitting, land acquisition, and construction costs related to the development of lots at Sky Ranch. The Company uses the specific identification method for the purpose of accumulating land development costs and allocates costs to each lot to determine the cost basis for each lot sale. The Company records all land cost of sales over time based on inputs of costs to total costs.

In accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”), the Company measures land held for sale at the lower of the carrying value or fair value less estimated costs to sell. In determining fair value, the Company primarily relies upon the most recent negotiated price that is a Level 2 input (see Note 3 – Fair Value Measurements for definitions of fair value inputs). If a negotiated price is not available, the Company will consider several factors, including, but not limited to, current market conditions, recent comparable sales transactions and market analysis studies. If the fair value less estimated costs to sell is lower than the current carrying value, the land is impaired to its estimated fair value less costs to sell.

Investments

Management determines the appropriate classification of its investments in certificates of deposit and treasury securities at the time of purchase and reevaluates such determinations each reporting period.

Certificates of deposit and debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company has $190,400 of investments classified as held-to-maturity at August 31, 2018, which represent certificates of deposit with maturity dates after August 31, 2019. Securities that the Company does not have the positive intent or ability to hold to maturity, including certificates of deposit and debt securities, are classified at their fair value. Changes in value on such securities are recorded as a component of Accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. The Company’s treasury securities mature at various dates through March 2019.

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

Long-Term Financial Liabilities – The Comprehensive Amendment Agreement No. 1 (the “CAA”) is comprised of a recorded balance and an off-balance sheet or “contingent” obligation associated with the Company’s acquisition of its “Rangeview Water Supply” (as defined in Note 4 – Water and Land Assets). The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (as defined in Note 4 – Water and Land Assets). Because of the uncertainty of the sale of Export Water, the Company has determined that the recorded balance of the CAA does not have a readily determinable fair value. The CAA is described further in Note 5 – Participating Interests in Export Water.

Notes Receivable – Related Parties – The market value of the notes receivable – related parties: Rangeview Metropolitan District (the “Rangeview District”), Sky Ranch Metropolitan District No. 5, and the Sky Ranch Community Authority Board (“CAB”) approximate the market rate for the rates on the notes.

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

Cash Flows

The Company did not have any debt during the fiscal years ended August 31, 2018, 2017 and 2016, and therefore did not pay any interest during the fiscal years ended August 31, 2018, 2017 and 2016.

The Company did not pay any income taxes during the fiscal years ended August 31, 2018 and 2017. In the fiscal year ended August 31, 2016, the Company paid $292,700 for alternative minimum tax the Company owed as a result of the sale of the Company’s farm assets.

Trade Accounts Receivable

The Company records accounts receivable net of allowances for uncollectible accounts. Excluded from trade accounts receivable are balances due from discontinued operations. The Company has not recorded an allowance for uncollectible accounts in receivables from continuing operations for either of the periods ended August 31, 2018 or 2017. The allowance for uncollectible accounts was determined based on a specific review of all past due accounts.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the eventual use of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company determined that no indicators were noted which would result in an impairment of the Company’s long-lived assets for the period ended August 31, 2018.

Capitalized Costs of Water and Wastewater Systems and Depreciation and Depletion Charges

Costs to construct water and wastewater systems that meet the Company’s capitalization criteria are capitalized as incurred, including interest, if applicable, and depreciated on a straight-line basis over their estimated useful lives of up to 30 years. The Company capitalizes design and construction costs related to construction activities, and it capitalizes certain legal, engineering and permitting costs relating to the adjudication and improvement of its water assets.

The Company depletes its water assets that are being utilized on the basis of units produced (i.e., thousands of gallons sold) divided by the total volume of water adjudicated in the water decrees.

Revenue Recognition

The Company generates revenues through two lines of business. Revenues are derived through its wholesale water and wastewater business and through the sale of developed land primarily for residential lots, both of which businesses are described below.

The Company generates revenues through its wholesale water and wastewater business predominantly from three sources: (i) monthly wholesale water usage fees and wastewater service fees, (ii) one-time water and wastewater tap fees and construction fees/Special Facility funding, and (iii) consulting fees. Because these items are separately delivered and distinct, the Company accounts for each of the items separately, as described below.

(i)
Monthly water usage and wastewater treatment fees – Monthly wholesale water usage charges are assessed to the Company’s customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent (“SFE”) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company’s water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard-sized lot. One SFE is assumed to have a water demand of approximately 0.4 acre feet per year and to contribute wastewater flows of approximately 300 gallons per day. Water usage pricing uses a tiered pricing structure. The Company recognizes wholesale water usage revenues at a point in time upon delivering water to its customers or its governmental customers’ end-use customers, as applicable. Revenues recognized by the Company from the sale of “Export Water” and other portions of its “Rangeview Water Supply” off the Lowry Range are shown gross of royalties to the State of Colorado Board of Land Commissioners (the “Land Board”). The Company is the primary distributor of the “Export Water” and sets pricing for the sale of Export Water. Revenues recognized by the Company from the sale of water on the Lowry Range are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District. For water sales on the Lowry Range, the Rangeview District is directly selling the water and deemed the primary distributor of the water.  The Rangeview District sets the price for the water sales on the Lowry Range. See further description of “Export Water,” the “Lowry Range,” and the “Rangeview Water Supply” in Note 4 – Water and Land Assets under “Rangeview Water Supply and Water System.”

The Company recognizes wastewater treatment revenues monthly based on a flat monthly fee and actual usage charges. The monthly wastewater treatment fees are shown net of amounts retained by the Rangeview District. Costs of delivering water and providing wastewater service to customers are recognized as incurred.

The Company delivered 406.6 million, 94.6 million and 33.9 million gallons of water to customers during the fiscal years ended August 31, 2018, 2017 and 2016, respectively.

(ii)
Water and wastewater tap fees and construction fees/Special Facility funding – The Company has various water and wastewater service agreements, components of which may include tap fees. A tap fee constitutes a right to connect to the Company’s wholesale water and wastewater systems through a service line to a residential or commercial building or property, and once granted, the customer may make a physical tap into the wholesale line(s) to connect its property for water and/or wastewater service. Once connected to the water and/or wastewater systems, the customer has live service to receive metered water deliveries from the Company’s system and send wastewater into the Company’s system. Thus, the customer has full control of the connection right as it has the ability to obtain all of the benefits from this right. As such, management has determined that tap fees are separate and distinct performance obligations.

The Company recognizes water and wastewater tap fees as revenue at the time the Company grants a right for the customer to tap into the water or wastewater service line to obtain service. The Company recognized $49,900, $217,500 and $14,300 of water tap fee revenues during the years ended August 31, 2018, 2017 and 2016, respectively. The water tap fees recognized are based on the amounts billed to the Rangeview District and any amounts paid to third parties pursuant to the CAA as further described in Note 7 – Long-Term Obligations and Operating Lease. No wastewater taps were sold during the year ended August 31, 2018, 2017 or 2016.

The Company recognizes construction fees, including fees received to construct “Special Facilities,” over time as the construction is completed because the customer is generally able to use the property improvement to enhance the value of other assets during the construction period. Special Facilities are facilities that enable water to be delivered to a single customer and are not otherwise classified as a typical wholesale facility or retail facility. Temporary infrastructure required prior to construction of permanent water and wastewater systems or transmission pipelines to transfer water from one location to another are examples of Special Facilities. Management has determined that Special Facilities are separate and distinct performance obligations because these projects are contracted to construct a specific water and wastewater system or transmission pipeline and typically do not include multiple performance obligations in a contract with a customer. The Company recognized $41,500 of Special Facilities funding as revenue under its previous revenue recognition standard, Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605), during the years ended August 31, 2017 and 2016. No Special Facilities revenue has been recognized during the fiscal year ended August 31, 2018. The 2017 and 2016 amounts are the ratable portion of the Special Facilities funding, or construction fees, received from water agreements as more fully described in Note 2 – Summary of Significant Accounting Policies.

As of August 31, 2018, and August 31, 2017, the Company has deferred recognition of approximately $0 and $1,055,500, respectively, of water tap and construction fee/Special Facility funding revenue.

(iii)
Consulting fees – Consulting fees are fees the Company receives, typically on a monthly basis, from municipalities and area water providers along the I-70 corridor, for contract operations services over time as services are consumed. Consulting fees are recognized monthly based on a flat monthly fee plus charges for additional work performed. The Company recognized $142,700, $98,600 and $131,700 of consulting fees during the years ended August 31, 2018, 2017 and 2016, respectively.

The Company generates revenues through the sale of finished lots at its Sky Ranch development primarily from several sources of revenues; (i) the sale of finished lots, (ii) construction support activities, (iii) project management services, and (iv) reimbursable expenses incurred to develop certain infrastructure.

(i)
Lot sales – The Company acquired 931 acres of land zoned as a Master Planned Community along the I-70 corridor east of Denver, Colorado, known as Sky Ranch. The Company has entered into purchase and sale agreements with three separate home builders pursuant to which the Company agreed to sell, and each builder agreed to purchase, residential lots at the property. The Company began construction of lots on March 1, 2018 and will segment its reporting of the activity relating to the costs and revenues from the construction and sale of lots at Sky Ranch.

The Company sells lots at Sky Ranch pursuant to distinct agreements with each builder. These agreements follow one of two formats. One format is the sale of a finished lot, whereby the purchaser pays for a ready-to-build finished lot and payment is a lump-sum payment upon completion of the finished lot. The Company will recognize revenues at the point in time of the closing of the sale of a finished lot in which control transfers to the builder and the builder is able to obtain a building permit, as the transaction cycle will be complete and the Company will have no further obligations for the lot.

The Company’s second format is the sale of finished lots pursuant to a development agreement with builders, whereby the Company receives payments in stages that include (i) payment upon the delivery of platted lots (which requires the Company to deliver deeded title to individual lots), (ii) a second payment upon the completion of certain infrastructure milestones, and (iii) final payment upon the delivery of the finished lot. Ownership and control of the platted lots pass to the builders once the Company closes the sale of the platted lots. Because the builder (i.e., the customer) takes control of the lot at the first closing and subsequent improvements made by the Company improve the builder’s lot as construction progresses, the Company accounts for revenue over time with progress measured based upon costs incurred to date compared to total expected costs and any revenue in excess of billings will be reflected on the balance sheet as contract asset and billings in excess of revenue as deferred revenue. As of August 31, 2018, the Company received total payments for delivery of 150 platted lots of $2.5 million from two home builders, of which $2,138,950 of revenue was recognized over time with progress measured based upon costs incurred to date compared to total expected costs. The Company had deferred revenue of $361,100, $0, and $0 as of August 31, 2018, 2017, and 2016, respectively. The Company does not have any material significant payment terms as all payments are expected to be received within 12 months after the delivery of the platted lot.  The Company adopted the practical expedient for financing components and does not need to account for a financing component of these lot sales as the delivery of lot sales is expected to occur within one year.

(ii)
Construction activities – The Company performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance of the grading erosion and sediment control best management practices and other construction-related services. These activities are invoiced upon completion and will accrue to the reimbursable amount due from the CAB upon issuance of bonds by the CAB. The Company has not invoiced any amounts for construction activities as of August 31, 2018.

(iii)
Project management services – The Company entered into two Service Agreements for Project Management Services with the CAB on May 2, 2018. The CAB was organized by Sky Ranch Metropolitan District Nos. 1 and 5 to construct, operate and maintain certain public facilities and improvements in accordance with the Sky Ranch Community Authority Board Establishment Agreement and each of the service plans for Sky Ranch Metropolitan District Nos. 1 and 5. The Company has experience in providing the services and is willing to provide such services to the CAB for reasonable consideration for the project improvements.

Pursuant to these agreements, the Company acts as the project manager and provides any and all services required to deliver the CAB-eligible improvements, including but not limited to CAB compliance; planning design and approvals; project administration; contractor agreements; construction management and administration; and CAB acceptance. The Company must submit to the CAB a monthly invoice, in a form acceptable to the CAB. Invoices must be submitted no more frequently than once a month. The Company is responsible for all expenses it incurs in the performance of the agreements and is not be entitled to any reimbursement or compensation except as defined in the agreements, unless otherwise approved in advance by the CAB in writing. The CAB is subject to annual budget and appropriation procedures and does not intend to create a multiple-fiscal year direct or indirect debt or other financial obligation. The project management fee is five percent (5%) of actual construction costs of CAB-eligible improvements. The project management fee is based only on the actual costs of the improvements; thus, items such as fees, permits, review fees, consultant or other soft costs, land acquisition, or any other costs that not directly related to the cost of construction of CAB-eligible improvements are not included in the calculation of the project management fee. All such costs that are excluded from calculating the project management fee are reimbursable to the project manager, provided that they are exclusively spent on CAB-eligible improvements, reasonable in comparison to other similar projects in the Denver metropolitan area and approved by the CAB.

For the fiscal year ended August 31, 2018, the Company recognized $25,500 of project management services revenues. No revenues from project management services have been recognized for the years ending August 31, 2017 and 2016.

(iv)
Reimbursable expenses – The CAB is required to construct certain infrastructure, the costs of which qualify as reimbursable costs. Reimbursable costs include water distribution systems, sewer collection systems, storm water system, drainage improvements, roads, curb, sidewalks, landscaping, and parks. The Company is obligated to finance this infrastructure pursuant to its agreements with the CAB (see Note 14 – Related Parties). The Company and the CAB have agreed that no payment is required with respect to advances made by the Company or expenses incurred related to construction of improvements unless and until the CAB and/or the Sky Ranch Districts (as defined in Note 17 – Related Parties) issue bonds in an amount sufficient to reimburse the Company for all or a portion of the advances made and expenses incurred. Due to this contingency, the reimbursable costs will be included in lot development costs as cost of sales until the point in time when bonding is obtained. At that point, all previously expensed reimbursable costs will be reversed and recorded as a note receivable.

The Company evaluated disaggregation of revenue and has determined no additional disaggregation of revenue is necessary.

Deferred Revenue

Deferred revenue as of August 31, 2018, was comprised mainly of unearned revenue from lot sales and a Paid-Up Oil and Gas Lease between the Company and Bison Oil and Gas, LLP, for the purpose of exploring for, developing, producing, and marketing oil and gas on the 40 acres of mineral estate the Company owns adjacent to the Lowry Range (the “Bison Lease”). Deferred revenue from lot sales includes a $2.5 million payment from two builders for sales of platted lots at Sky Ranch net of $2.1 million of lot fee revenue recognized in fiscal 2018 based on the input method of total project costs incurred as a percent of completion.  There were no deferred revenues related to lot sales in fiscal 2017 or 2016.

The Company received an up-front payment of $167,200 in fiscal 2018, which will be recognized as income on a straight-line basis over three years (the term of the Bison Lease). The Company recognized lease income of $51,100 during the fiscal year ended August 31, 2018, related to the up-front payment received pursuant to the Bison Lease. As of August 31, 2018, the Company has deferred revenue of $116,100 related to the Bison Lease that will be recognized into income ratably through September 2020.

Deferred revenue as of August 31, 2017, was comprised mainly of deferred revenue from water tap and construction fee/Special Facility funding. The Company recognized $55,800 of water tap and construction fee/Special Facility funding as revenue under its previous revenue recognition standard, ASU No. 2009-13, Revenue Recognition (Topic 605), during the years ended August 31, 2017 and 2016. No construction fee/Special Facilities revenue was recognized during the fiscal year ended August 31, 2018.

Deferred revenue by segment is as follows:
	August 31, 2018	August 31, 2017
Wholesale water and wastewater services	$—	$1,055,488
Land development activities	361,050	—
Oil and gas leases	116,111	—
Balance, end of period	477,161	1,055,488

Changes in unearned revenue were as follows:
	August 31, 2018	August 31, 2017
Balance, beginning of period	$1,055,488	$1,130,291
Cumulative effect of adoption of ASU 2014-09	(1,055,488)	—
Billings	2,667,200	—
Contract revenues recognized	(2,190,039)	(74,803)
Balance, end of period	477,161	1,055,488

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. At August 31, 2018, the Company had outstanding open contracts for $32,704,000 which primarily related to the sale of 506 lots at Sky Ranch. The Company expects to recognize approximately 24% of such revenue over the next 12 months.

Inventories

Inventories primarily include land held for development and sale, which the Company has begun developing and are stated at cost. Capitalized lot development costs at Sky Ranch are costs incurred to construct finished lots at Sky Ranch that meet the Company’s capitalization criteria for improvements to a lot and are capitalized as incurred. The Company capitalizes certain legal, engineering, design, permitting, land acquisition, and construction costs related to the development of lots at Sky Ranch. The Company uses the specific identification method for purposes of accumulating land development costs and allocates costs to each lot to determine the cost basis for each lot sale. The Company will record all land cost of sales when a lot is completed and sold on a lot-by-lot basis. Inventory costs include common area costs that the Company funded through the CAB.  The Company expects the costs will be reimbursed by the CAB.  The Company will record any reimbursements as a reduction of cost once the CAB has the ability to reimburse the costs (i.e., once the CAB has issued bonds).

In accordance with ASC 360, the Company measures land held for sale at the lower of the carrying value or fair value less estimated costs to sell. In determining fair value, the Company primarily relies upon the most recent negotiated price that is a Level 2 input (see Note 3 – Fair Value Measurements for definitions of fair value inputs). If a negotiated price is not available, the Company will consider several factors, including, but not limited to, current market conditions, recent comparable sales transactions and market analysis studies. If the fair value less estimated costs to sell is lower than the current carrying value, the land is impaired to its estimated fair value less costs to sell.

Royalty and Other Obligations

Revenues from the sale of Export Water are shown gross of royalties payable to the Land Board. Revenues from the sale of water on the Lowry Range are invoiced directly by the Rangeview District, and a percentage of such collections are then paid to the Company by the Rangeview District. Water revenue from such sales are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District.

Oil and Gas Lease Payments

As further described in Note 4 – Water and Land Assets below, on March 10, 2011, the Company entered into a three-year Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement (the “Surface Use Agreement”) with Anadarko E&P Company, L.P., which subsequently sold the O&G Lease to a wholly-owned subsidiary of ConocoPhillips Company, for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its Sky Ranch property. The Company received a payment of $1,243,400 during February 2014 to extend the O&G Lease an additional two years through February 2016, which was recognized as income on a straight-line basis over two years (the extension term of the O&G Lease). In addition, during the fiscal year ended August 31, 2015, the Company received an up-front payment of $72,000, for the purpose of exploring for, developing, producing, and marketing oil and gas on 40 acres of mineral estate the Company owns adjacent to the Lowry Range (the “Rangeview Lease”). The Company recognizes the up-front payments on a straight-line basis over the terms of the respective leases. During the fiscal years ended August 31, 2017 and 2016, the Company recognized $19,000 and $360,800, respectively, of income related to the up-front payments received pursuant to these leases.

As of August 31, 2017, the Company recognized the remaining $19,000 of income related to the Rangeview Lease. Subsequent to August 31, 2017, the Company entered into the Bison Lease. Pursuant to the Bison Lease, on September 20, 2017, the Company received an up-front payment of $167,200, which will be recognized as income on a straight-line basis over three years (the term of the Bison Lease). The Company recognized lease income of $51,100 during the fiscal year ended August 31, 2018, related to the up-front payment received pursuant to the Bison Lease. As of August 31, 2018, the Company has deferred revenue of $116,100 of income related to the Bison Lease that will be recognized into income ratably through September 2020.

During the three months ended February 28, 2015, two wells were drilled within the Company’s mineral interest. Beginning in March 2015, both wells were placed into service and began producing oil and gas and accruing royalties to the Company. In May 2015, certain gas collection infrastructure was extended to the property to allow the collection of gas from the wells and accrual of royalties attributable to gas production. During the fiscal years ended August 31, 2018, 2017 and 2016, the Company received $191,300, $186,600 and $343,600, respectively, in royalties attributable to these two wells.  The Company classifies income from lease and royalty payments as Other income in the consolidated statements of operations and comprehensive income (loss) as the Company does not consider these arrangements to be an operating business activity.

Share-based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company recognizes share-based compensation costs as expenses over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options during the fiscal years ended August 31, 2018, 2017 and 2016 had no significant impact on the income tax provisions.

The Company recognized $324,800, $233,200, and $219,900 of share-based compensation expenses during the fiscal years ended August 31, 2018, 2017 and 2016, respectively.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company does not have any significant unrecognized tax benefits as of August 31, 2018.

The Company’s deferred tax asset and valuation allowance was decreased by approximately $1.2 million as a result of the decreased corporate tax rate that went into effect pursuant to H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), signed into law on December 22, 2017. As of August 31, 2018, the Company has a $282,000 alternative minimum tax (“AMT”) deferred tax asset for which it does not have a valuation allowance.  The Company expects to receive the AMT as a refund in future years.  Most, if not all, of this credit will be refundable starting with the filing of the 2018 (fiscal year ending 2019) through 2021 (fiscal year ending 2022) tax returns, subject to limitations of Internal Revenue Code Section 382 (arises with ownership changes) and the sequestration limitation of the Balanced Budget Act of 1997. The Company will continue to evaluate the impact of the Tax Act and will record any resulting tax adjustments during fiscal 2019.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2014 through fiscal 2017. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At August 31, 2018, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the fiscal years ended August 31, 2018, 2017 or 2016.

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

Discontinued Operations Statements of Operations

	Fiscal Years Ended August 31,
	2017	2016
Farm revenues	$6,800	$267,500
Farm expenses	(1,300)	(77,100)
Gross profit	5,500	190,400

General and administrative expenses	(46,900)	(313,400)
Operating loss	(41,400)	(123,000)
Finance charges	9,400	38,400
(Loss) gain on sale of farm assets	—	4,300
Loss from discontinued operations, net of taxes	$(32,000)	$(80,300)

The individual assets and liabilities of the discontinued agricultural business are combined in the captions “Assets of discontinued operations” and “Liabilities of discontinued operations” in the consolidated balance sheets. The carrying amounts of the major classes of assets and liabilities included as part of the discontinued business are presented in the following table:

Discontinued Operations Balance Sheets

August 31,
2017
Assets:
Trade accounts receivable	$110,700
Long-term land investment (1)	450,600
Prepaid expenses	—
Total assets	$561,300

Liabilities:
Accrued liabilities	11,200
Total liabilities	$11,200

(1)
Long-Term Land Investment. During the fiscal quarter ended November 30, 2015, the Company purchased three farms totaling 700 acres for approximately $450,600. The farms were acquired to correct dry-up covenant issues related to water only farms to obtain the release of the escrow funds related to the Company’s farm sale to Arkansas River Farms, LLC. The Company has classified the farms as long-term assets.

Income (Loss) per Common Share

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Common stock options of 169,770 common share equivalents as of August 31, 2018 were included in the calculation of income per common share as dilutive common stock equivalents using the treasury stock method.  Common stock options and warrants aggregating 465,600, and 338,100 common share equivalents as of August 31, 2017 and 2016, respectively, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). ASU No. 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. This standard is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. The Company adopted ASU No. 2016-01 in its third quarter of 2018 utilizing the modified retrospective transition method. Based on the composition of the Company’s investment portfolio, the adoption of ASU No. 2016-01 did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), that requires recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. The FASB has also issued several updates to ASU 2014-09. The standard supersedes ASU No. 2009-13, Revenue Recognition (Topic 605), and requires the use of more estimates and judgments than do the present standards. It also requires additional disclosures. The Company has completed its review of the adoption of ASU 2014-09 and the related impact on each of the Company’s revenue streams (water and wastewater usage fees, consulting fees, tap fees, construction/special facility fees, lot sales, project management services fees and oil and gas revenues). Upon completion of the Company’s evaluation of the standard, the Company determined to early adopt the new revenue recognition standard beginning September 1, 2017, in accordance with the transition provisions in ASU 2014-09, utilizing the modified retrospective method. The Company concluded that the adoption did have a material impact on the Company’s financial statements as described in more detail below.

Tap and Construction/Special Facility Revenues – The Company has various water and wastewater service agreements, a component of which may include tap fee and construction/special facility revenues. The Company determined to early adopt ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), beginning September 1, 2017, in accordance with the transition provisions in ASU 2014-09, utilizing the modified retrospective method. ASU 2014-09 governs recognition of revenue from each of the Company’s revenue streams (water and wastewater usage fees, consulting fees, tap fees, construction/special facility fees, lot sales and oil and gas revenues).

The most significant impact of the standard relates to the Company’s accounting for tap fees and construction/special facility fees. Prior to the adoption of ASU 2014-09, proceeds from tap fees and construction fees were deferred upon receipt and recognized in income either upon completion of construction of infrastructure or ratably over time, depending on whether the Company or a customer owned the infrastructure constructed with the proceeds. Tap and construction fees derived from agreements in which the Company would not own the assets constructed with the fees were recognized as revenue using the percentage-of-completion method. Tap and construction fees derived from agreements for which the Company would own the infrastructure were recognized as revenues ratably over the estimated accounting service life of the facilities constructed, starting at completion of construction, which could be in excess of 30 years.

Following adoption of ASU 2014-09, tap fees are expected to be recognized once the tap fee has been paid and the customer has the right to receive water or wastewater service, and, once received, construction/special facility revenues are expected to be recorded as deferred revenue and recognized over time as the construction of the infrastructure is completed, regardless of whether the Company owns the assets. Once the infrastructure is completed, 100% of the deferred revenue will be recognized. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Comparative results for the years ended August 31, 2017 and 2016 differ due to the adoption of ASU 2014-09.

The Company sold two tap fees during the fiscal year ended August 31, 2018, recognizing revenues of $49,900. The Company recognized tap fee revenues of $217,500, $14,300 for the years ended August 31, 2017 and 2016, under the previous revenue recognition standard, ASU No. 2009-13, Revenue Recognition (Topic 605). The water tap fees recognized are net of the royalty payments to the Land Board and amounts paid to third parties pursuant to the CAA as described in Note 5 – Participating Interests in Export Water.

The Company did not have any special facility fees for the fiscal year ended August 31, 2018. Prior to the adoption of ASU 2014-09, the Company recognized approximately $41,500 of “Special Facilities” (as defined in Part I, Item 1 of this Annual Report on Form 10-K) funding as revenue during the years ended August 31, 2017 and 2016. This is the ratable portion of the Special Facilities funding proceeds received from Arapahoe County pursuant to a water service agreement described in Note 4 – Water and Land Assets.

At August 31, 2018 and 2017, the Company had deferred recognition of approximately $0 and $1.1 million, respectively, of water tap and construction/special facility fee revenues.

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

The cumulative effect of the changes made to the Company’s consolidated September 1, 2017 balance sheet for the adoption of ASU 2014-09 were as follows:

	Balance at August 31, 2017	Adjustments Due to ASU 2014-09	Balance at September 1, 2017
Assets
Deferred tax assets (Deferred revenue)	$316,400	$(316,400)	$—
Deferred tax assets - valuation allowance (Deferred revenue)	(316,400)	316,400	—
Liabilities
Deferred revenues, current	$55,800	$(55,800)	$—
Deferred revenues, less current portion	999,249	(999,249)	—
Equity
Accumulated deficit	$(103,993,900)	$1,055,049	$(102,938,851)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s consolidated statements of operations and comprehensive income (loss) and balance sheet was as follows:

	For the Fiscal Year Ended August 31, 2018
Statement of Operations	As Reported	Amounts That Would Have Been Reported Under ASC 605	Effect of Change Higher/(Lower)
Revenues
Special facility fees	$—	$41,508	$(41,508)
Water tap fees	49,948	64,242	(14,294)
Net income	7,569	63,371	(55,802)

	As of August 31, 2018
Balance Sheet	As Reported	Amounts That Would Have Been Reported Under ASC 605	Effect of Change Higher/(Lower)
Liabilities
Deferred revenues, current	$—	$55,800	$(55,800)
Deferred revenues, less current portion	—	943,886	(943,886)
Deferred oil and gas lease payment, current (1)	55,733	55,733	—
Deferred oil and gas lease payment, less current portion	60,378	60,378	—
Deferred lot fees	361,050	361,050	—
Equity
Accumulated deficit	$(102,931,282)	$(103,930,529)	$999,247

(1)
Inclusive of the Bison Lease and deferred oil and gas lease payment and water tap and construction fee deferred revenues as described in this Note 2 – Summary of Significant Accounting Policies under “Revenue Recognition.”

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as The NASDAQ Stock Market. The Company had no Level 1 assets or liabilities as of August 31, 2018 or August 31, 2017.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had 7 and 56 Level 2 assets as of August 31, 2018 and 2017, respectively, which consist of certificates of deposit and U.S. treasury notes.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability, the contingent portion of the CAA, as of August 31, 2018 and 2017. The Company has determined that the contingent portion of the CAA does not have a readily determinable fair value (see Note 5 – Participating Interests in Export Water).

The Company maintains policies and procedures to value instruments using what management believes to be the best and most relevant data available.

Level 2 Asset – Investments. The Company’s investments are the Company’s only financial asset measured at fair value on a recurring basis. The fair value of the investment securities is based on the values reported by the financial institutions where the funds are held. These securities include only federally insured certificates of deposit and U.S. treasuries.

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of August 31, 2018:

			Fair Value Measurement Using:
	Fair Value	Cost / Other Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Accumulated Unrealized Gains and (Losses)
Certificates of deposit	$—	$—	$—	$—	$—	$—
U.S. treasuries	8,718,000	8,644,900	—	8,718,000	—	66,400
Total	$8,718,000	$8,644,900	$—	$8,718,000	$—	$66,400

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of August 31, 2017:

			Fair Value Measurement Using:
	Fair Value	Cost / Other Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Accumulated Unrealized Gains and (Losses)
Certificates of deposit	$12,673,700	$12,694,500	$—	$12,673,700	$—	$(20,800)
U.S. treasuries	7,381,700	7,372,000	—	7,381,700	—	9,700
Subtotal	$20,055,400	$20,066,500	$—	$20,055,400	$—	$(11,100)

The Company also holds a certificate of deposit that is not carried at fair value on the consolidated balance sheets and is classified as a held-to-maturity security. As of August 31, 2018, the carrying amount of held-to-maturity securities was $190,400. As of August 31, 2017, the carrying amount of held-to-maturity securities was $188,000.

NOTE 4 – WATER AND LAND ASSETS

Investment in Water and Water Systems

The Company’s water and water systems consist of the following approximate costs and accumulated depreciation and depletion as of August 31:

	August 31, 2018		August 31, 2017
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Rangeview water supply	$14,813,800	$(12,800)	$14,529,600	$(10,600)
Sky Ranch water rights and other costs	8,514,100	(561,400)	6,725,000	(436,300)
Fairgrounds water and water system	2,899,900	(1,062,900)	2,899,900	(974,800)
Rangeview water system	1,655,600	(261,200)	1,639,000	(207,000)
Water supply – other	4,337,200	(625,300)	4,058,900	(401,300)
Wild Pointe service rights	1,631,700	(267,700)	1,631,700	(213,000)
Sky Ranch pipeline	5,615,900	(222,000)	4,700,000	(39,200)
Construction in progress	267,000	—	673,800	—
Totals	39,735,200	(3,013,300)	36,857,900	(2,282,200)
Net investments in water and water systems	$36,721,900		$34,575,700

Depletion and Depreciation

The Company recorded $2,200, $1,300, and $500 of depletion charges during the fiscal years ended August 31, 2018, 2017 and 2016, respectively. During the fiscal years ended August 31, 2018 and 2017, this related entirely to the Rangeview Water Supply (as defined below).

The Company recorded $900,500, $733,000, and $419,600 of depreciation expense in the fiscal years ended August 31, 2018, 2017 and 2016, respectively. These figures include depreciation for other equipment not included in the table above.

Assets Classes	Estimated Useful Lives
Wild Pointe	Units of production depletion
Rangeview water supply	Units of production depletion
Rangeview, Sky Ranch and WISE water systems	30 years
ECCV wells	10 years
Furniture and fixtures	5 years
Trucks and heavy equipment	5 years
Water system general (pumps, valves, etc.)	5 years
Computers	3 years
Water equipment	3 years
Software	1 year

Rangeview Water Supply and Water System

The “Rangeview Water Supply” consists of 26,985 acre feet and is a combination of tributary surface water and groundwater rights along with certain storage rights associated with the Lowry Range, a 27,000-acre property owned by the Land Board located 16 miles southeast of Denver, Colorado. Approximately $14.8 million of Investments in Water and Water Systems on the Company’s balance sheet as of August 31, 2018, represents the costs of assets acquired or facilities constructed to extend water service to customers located on and off the Lowry Range. The recorded costs of the Rangeview Water Supply include payments to the sellers of the Rangeview Water Supply, design and construction costs and certain direct costs related to improvements to the asset, including legal and engineering fees.

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

Rates and charges for all water and wastewater services on the Lowry Range, including tap fees and usage or monthly fees, are governed by the terms of the Rangeview Water Agreements. Rates and charges are required to be not greater than the average of similar rates and charges of three surrounding municipal water and wastewater service providers, which are reassessed annually. Pursuant to the Rangeview Water Agreements, the Land Board receives a royalty of 10% or 12% of gross revenues from the sale or disposition of the water, depending on the nature and location of the purchaser of the water, except that the royalty on tap fees shall be 2% (other than taps sold for Sky Ranch which are exempt). The Company also is required to pay the Land Board a minimum annual water production fee, which will offset future royalty obligations. The Company has made minimum annual royalty payments of $45,600. The Rangeview District retains 2% of the remaining gross revenues, and the Company receives 98% of the remaining gross revenues after the Land Board royalty. The Land Board does not receive a royalty on wastewater fees. The Company receives 100% of the Rangeview District’s wastewater tap fees and 90% of the Rangeview District’s wastewater usage fees (the Rangeview District retains the other 10%).

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

Water Supply – Other – The WISE Partnership Agreement provides for the purchase of certain infrastructure (i.e., pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. Certain infrastructure has been constructed and other infrastructure will be constructed over the next several years.  During fiscal 2018, the Company did not make any capital investments in WISE. Capitalized terms used under this caption are defined in Note 7 – Long-Term Obligations and Operating Lease.

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

Service to Customers Not on the Lowry Range

Sky Ranch – In 2010, the Company purchased approximately 931 acres of undeveloped land known as Sky Ranch. The property includes the rights to approximately 830 acre feet of water. The Company plans to use this water in conjunction with its Rangeview Water Supply to provide water service to the Rangeview District’s customers at Sky Ranch. The $9.2 million of capitalized costs includes the costs to acquire the water rights and to construct various facilities, including an eight-mile pipeline, to extend service to customers at Sky Ranch.

Total consideration for the land and water included the $7.0 million purchase price, plus direct costs and fees of $554,100. The Company allocated the total acquisition cost to the land and water rights based on estimates of each asset’s respective fair value.

In June 2017, the Company completed and placed into service its Sky Ranch pipeline, connecting its Sky Ranch water system to the Rangeview District’s water system for approximately $4.7 million.

Wild Pointe – On December 15, 2016, the Rangeview District, acting by and through its water activity enterprise, and Elbert & Highway 86 Commercial Metropolitan District, a quasi-municipal corporation and political subdivision of the State of Colorado, acting by and through its water enterprise (the “Elbert 86 District”), entered into a Water Service Agreement (the “Wild Pointe Service Agreement”). Subject to the conditions set forth in the Wild Pointe Service Agreement and the terms of the Company’s engagement by the Rangeview Districts as the Rangeview District’s exclusive service provider, the Company acquired, among other things, the exclusive right to provide water services to residential and commercial customers in the Wild Pointe development, located in unincorporated Elbert County, Colorado, in exchange for $1,600,000 in cash. Pursuant to the terms of the Wild Pointe Service Agreement, the Company, in its capacity as the Rangeview District’s service provider, is responsible for providing water services to all users of water services within the boundaries and service area of the Elbert 86 District and for operating and maintaining the Elbert 86 District’s water system. In exchange, the Company receives 100% of system development (or tap) fees from new customers and 98% of all other fees and charges, including monthly water service revenues, remitted to the Rangeview District by the Elbert 86 District pursuant to the Wild Pointe Service Agreement. The Elbert 86 District’s water system currently provides water service to approximately 200 existing SFE water connections in Wild Pointe.

O&G Leases

In 2011, the Company entered into the O&G Lease with Anadarko. Pursuant to the O&G Lease, the Company received an up-front payment from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate owned by the Company at its Sky Ranch property. The O&G Lease is now held by production, entitling the Company to royalties based on production.

In September 2017, the Company entered into the three-year Bison Lease for the purpose of exploring for, developing, producing and marketing oil and gas on 40 acres of mineral estate owned by the Company adjacent to the Lowry Range.

Land and Mineral Interests

As part of the 2010 Sky Ranch acquisition, the Company acquired 931 acres of land that is valued at approximately $3.1 million as of August 31, 2018.  Additionally, the Company holds approximately 13,900 acres of mineral interests in Southeast Colorado in Otero, Bent and Prowers Counties and has valued these mineral interests at approximately $1,425,500.

As of August 31, the approximate costs allocated to the Company’s land and mineral interest are as follows:

	August 31, 2018	August 31, 2017
Sky Ranch land (1)	$3,037,557	$3,623,348
Sky Ranch development costs (2)	196,553	1,199,564
Arkansas Valley mineral rights	1,425,459	1,425,459
Net land and mineral interests	4,659,569	6,248,371

(1)	The Company transferred $585,700 of Sky Ranch land costs to Inventories related to the initial phase of development, consisting of 151 acres, which began in fiscal 2018.

(2)
The Company transferred the $1.2 million balance for fiscal 2017 of Sky Ranch development costs to Inventories related to the sale of 150 platted lots in fiscal 2018.  The $196,500 balance are capitalized development costs not related to the sale of 150 platted lots.

NOTE 5 – PARTICIPATING INTERESTS IN EXPORT WATER

The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990s. The acquisition was consummated with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of $11.1 million, which represented the cash that the Company received from the participating interest holders that was used to purchase the Company’s Export Water (described in greater detail in Note 4 – Water and Land Assets). The Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders in return for their initial $11.1 million investment. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability was not reflected on the Company’s balance sheet because the obligation to pay this is contingent on the sale of Export Water, the amounts and timing of which are not reasonably determinable.

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

From time to time, the Company repurchased various portions of the CAA obligations, which retained their original priority. The Company did not make any CAA acquisitions during the fiscal years ended August 31, 2018 or 2017.

The Company is currently allocated approximately 88% of the total proceeds from the sale of Export Water after payment of the Land Board royalty.  Additionally, as a result of the acquisitions, and the consideration from the cumulative sales of Export Water, as detailed in the table below, the remaining potential third-party obligation at August 31, 2018, is approximately $1 million:

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third-party Obligation	Participating Interests Liability	Contingency
Original balances	$—	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2015:
Acquisitions	—	28,042,500	(28,042,500)	(9,790,000)	(18,252,500)
Relinquishment	—	2,386,400	(2,386,400)	(832,100)	(1,554,300)
Option payments - Sky Ranch and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	618,400	(489,100)	(129,300)	(44,900)	(84,400)
Balance at August 31, 2016	1,261,800	29,742,900	1,021,500	344,000	677,500
Fiscal 2017 activity:	58,100	(51,200)	(6,900)	(2,400)	(4,500)
Balance at August 31, 2017	1,319,900	29,691,700	1,014,600	341,600	673,000
Fiscal 2018 activity:
Export Water sale payments	60,800	(53,600)	(7,200)	(2,500)	(4,700)
Balance at August 31, 2018	$1,380,700	$29,638,100	$1,007,400	$339,100	$668,300

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

NOTE 6 – ACCRUED LIABILITIES

At August 31, 2018, the Company had accrued liabilities of $849,500, of which $400,000 was for accrued compensation, $29,000 was for estimated property taxes, $59,000 was for professional fees and the remaining $361,500 was related to operating payables.

At August 31, 2017, the Company had accrued liabilities of $381,000, of which $265,000 was for accrued compensation, $27,000 was for estimated property taxes, $48,500 was for professional fees and the remaining $40,500 was related to operating payables.

NOTE 7 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

As of August 31, 2018 and 2017, the Company had no debt.

The Participating Interests in Export Water Supply are obligations of the Company that have no scheduled maturity dates. Therefore, these liabilities are not disclosed in tabular format. However, the Participating Interests in Export Water Supply are described in Note 5 – Participating Interests in Export Water.

WISE Partnership

During December 2014, the Company, through the Rangeview District, consented to the waiver of all contingencies set forth in the Amended and Restated WISE Partnership – Water Delivery Agreement, dated December 31, 2013 (the “WISE Partnership Agreement”), among the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”), the City of Aurora acting by and through its utility enterprise (“Aurora Water”), and the South Metro WISE Authority (“SMWA”). The SMWA was formed by the Rangeview District and nine other governmental or quasi-governmental water providers pursuant to the South Metro WISE Authority Formation and Organizational Intergovernmental Agreement, dated December 31, 2013 (the “SM IGA”), to enable the members of SMWA to participate in the regional water supply project known as the Water Infrastructure Supply Efficiency partnership (“WISE”) created by the WISE Partnership Agreement. The SM IGA specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. The WISE Partnership Agreement provides for the purchase of certain infrastructure (i.e., pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. Certain infrastructure has been constructed and other infrastructure will be constructed over the next several years. During fiscal 2018, the Company did not make any capital investments in WISE.

By consenting to the waiver of the contingencies set forth in the WISE Partnership Agreement, pursuant to the terms of the Rangeview/Pure Cycle WISE Project Financing and Service Agreement (the “WISE Financing Agreement”) between the Company and the Rangeview District, the Company has an agreement to fund the Rangeview District’s participation in WISE effective as of December 22, 2014. The Company’s cost of funding the Rangeview District’s purchase of its share of existing infrastructure and future infrastructure for WISE and funding operations and water deliveries related to WISE is projected to be approximately $6.8 million over the next five years. See further discussion in Note 14 – Related Party Transactions.

Operating Lease

Effective February 2018, the Company entered into an operating lease for approximately 11,393 square feet of office and warehouse space. The lease has a three-year term with payments of $6,600 per month and an option to extend the primary lease term for a two-year period at a rate representing a 12.5% increase over the primary base payments. The change in the lease costs is not material to the Company’s operations.

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company’s non-voting Series B Preferred Stock has a preference in liquidation of $1.00 per share less any dividends previously paid. Additionally, the Series B Preferred Stock is redeemable at the discretion of the Company for $1.00 per share less any dividends previously paid. In the event that the Company’s proceeds from sale or disposition of Export Water rights exceed $36,026,232, the Series B Preferred Stock holders will receive the next $432,513 of proceeds in the form of a dividend. The terms of the Series B Preferred Stock prohibit payment of dividends on common stock unless all dividends accrued on the Series B Preferred Stock have been paid.

Equity Compensation Plan

The Company maintains the 2014 Equity Incentive Plan (the “2014 Equity Plan”), which was approved by shareholders in January 2014 and became effective April 12, 2014. Executives, eligible employees, consultants and non-employee directors are eligible to receive options and stock grants pursuant to the 2014 Equity Plan. Pursuant to the 2014 Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the Company’s board of directors. The Company has reserved 1.6 million shares of common stock for issuance under the 2014 Equity Plan. Awards to purchase 287,000 shares of the Company’s common stock have been made under the 2014 Equity Plan. Prior to the effective date of the 2014 Equity Plan, the Company granted stock awards to eligible participants under its 2004 Incentive Plan (the “2004 Incentive Plan”), which expired April 11, 2014. No additional awards may be granted pursuant to the 2004 Incentive Plan; however, awards outstanding as of April 11, 2014, will continue to vest and expire and may be exercised in accordance with the terms of the 2004 Incentive Plan.

The Company estimates the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”). Using the Black-Scholes model, the value of the portion of the award that is ultimately expected to vest is recognized as a period expense over the requisite service period in the consolidated statements of operations and comprehensive income (loss). Option forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company does not expect any forfeiture of its option grants and therefore the compensation expense has not been reduced for estimated forfeitures. During fiscal year 2018, 2,500 options expired. During fiscal year 2017, 15,000 options expired. The Company attributes the value of share-based compensation to expense using the straight-line single option method for all options granted.

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

In fiscal 2018, the Company granted its President and non-employee directors options to purchase 50,000 and a combined 32,500 shares of the Company’s common stock pursuant to the 2014 Equity Plan, respectively. All of the options expire 10 years after the date of grant. The Company calculated the fair value of the options granted during 2018 using the Black-Scholes model.

In fiscal 2017, the Company granted its senior management and non-employee directors options to purchase a combined 110,000 and 32,500 shares of the Company’s common stock pursuant to the 2014 Equity Plan, respectively. All of the options expire 10 years after the date of grant. The Company calculated the fair value of the options granted during 2017 using the Black-Scholes model

In January 2016, the Company granted its non-employee directors options to purchase a combined 36,000 shares of the Company’s common stock pursuant to the 2014 Equity Plan. The Company calculated the fair value of the options granted during 2016 using the Black-Scholes model.

The variable assumptions used in the fair value calculations using the Black-Scholes model are as follows:

	For the Fiscal Years Ended August 31,
	2018	2017	2016
Expected term (years)	5.80	10.00	10.00
Risk-free interest rate	2.41%	1.84%	2.06%
Expected volatility	57.88%	57.77%	58.26%
Expected dividend yield	0%	0%	0%
Weighted average grant-date fair value	$4.41	$3.67	$2.89

During the fiscal year ended August 31, 2018, 10,000 options were exercised. No options were exercised during the fiscal year ended August 31, 2017 or 2016.

The following table summarizes the stock option activity for the combined 2004 Incentive Plan and 2014 Equity Plan for the fiscal year ended August 31, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value
Outstanding at August 31, 2016	338,000	$4.77	—	$—
Granted	142,500	$5.47
Exercised	—	$—
Forfeited or expired	(15,000)	$7.88
Outstanding at August 31, 2017	465,500	$4.88	6.30	$1,007,740
Granted	82,500	$8.05
Exercised	(10,000)	$7.50
Forfeited or expired	(2,500)	$7.50
Outstanding at August 31, 2018	535,500	$5.31	6.04	$3,180,990

Options exercisable at August 31, 2018	379,688	$4.66	4.95	$2,501,642

The following table summarizes the activity and value of non-vested options as of and for the fiscal year ended August 31, 2018:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2017	147,500	$3.64
Granted	82,500	4.41
Vested	(74,167)	2.84
Forfeited	—	—
Non-vested options outstanding at August 31, 2018	155,833	$3.76

All non-vested options are expected to vest. The total fair value of options vested during the fiscal years ended August 31, 2018, 2017 and 2016 was $210,700, $90,500, and $216,900, respectively. The weighted average grant date fair value of options granted during the fiscal years ended August 31, 2018, 2017 and 2016 was $4.41, $3.67, and $2.89, respectively.

Share-based compensation expense for the fiscal years ended August 31, 2018, 2017 and 2016, was $324,840, $233,200, and $219,900, respectively.

At August 31, 2018, the Company had unrecognized expenses relating to non-vested options that are expected to vest totaling $294,800. The weighted average period over which these options are expected to vest is less than three years. The Company has not recorded any excess tax benefits to additional paid-in capital.

Warrants

As of August 31, 2018, the Company had outstanding warrants to purchase 92 shares of common stock at an exercise price of $1.80 per share. These warrants expire six months from the earlier of:

(i)	The date all of the Export Water is sold or otherwise disposed of,

(ii)	The date the CAA is terminated with respect to the original holder of the warrant, or

(iii)	The date on which the Company makes the final payment pursuant to Section 2.1(r) of the CAA.

No warrants were exercised during fiscal 2018, 2017 or 2016.

NOTE 9 – SIGNIFICANT CUSTOMERS

Water and Wastewater

Pursuant to the Rangeview Water Agreements and an Export Service Agreement entered into with the Rangeview District dated June 16, 2017, the Company provides water and wastewater services on the Rangeview District’s behalf to the Rangeview District’s customers. Sales to the Rangeview District accounted for 6%, 25% and 67% of the Company’s total water and wastewater revenues for the fiscal years ended August 31, 2018, 2017 and 2016, respectively. The Rangeview District had one significant customer, the Ridgeview Youth Services Center. The Rangeview District’s significant customer accounted for 4%, 21%, and 55% of the Company’s total water and wastewater revenues for the fiscal years ended August 31, 2018, 2017 and 2016, respectively.

Revenues from one other customer directly and indirectly represented approximately 68% of the Company’s water and wastewater revenues for the fiscal year ended August 31, 2018. Revenues from two other customers directly and indirectly represented approximately 55%, and 1% of the Company’s water and wastewater revenues for the fiscal years ended August 31, 2017 and 2016, respectively.  Of the two customers, one customer represented 25% and nil of the Company’s water and wastewater revenues for the fiscal years ended August 31, 2017, and 2016, respectively, and the other customer represented 30% and 1% of the Company’s water and wastewater revenues for the fiscal years ended August 31, 2017, and 2016, respectively.

Land Development

Revenues from two customers represented 98% of the Company’s land development revenues for the fiscal year ended August 31, 2018. Of the two customers, one customer represented 66% and the second customer represented 32% of the Company’s land development revenues for the fiscal years ended August 31, 2018. No revenues were recognized from the Company’s land development activities for the fiscal year ended August 31, 2017 or 2016.

The Company had accounts receivable from the Rangeview District which accounted for 3% and 50% of the Company’s trade receivables balances at August 31, 2018 and 2017, respectively. The Company had accounts receivable from two other customers of approximately 43% and 30% at August 31, 2018, respectively. The Company had accounts receivable from one other customer of approximately 46% at August 31, 2017. Accounts receivable from the Rangeview District’s largest customer accounted for 2% and 19% of the Company’s water and wastewater trade receivables as of August 31, 2018 and 2017, respectively.

NOTE 10 – INCOME TAXES

Deferred income taxes reflect the tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of August 31 are as follows:

	For the Fiscal Years Ended August 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$2,009,800	$2,893,600
AMT credit carryforward	282,000	—
Deferred revenue	28,600	316,400
Depreciation and depletion	(104,900)	289,200
Other	80,500	88,000
Valuation allowance	(2,014,000)	(3,587,200)
Net deferred tax asset	$282,000	$—

The Company has recorded a valuation allowance against the deferred tax assets as it is more likely than not that all or some portion of specific deferred tax assets will not be realized, primarily due to the fact that the Company has generated a cumulative net loss position for the 2018 and 2017 fiscal years.

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following for the fiscal years ended August 31:

	For the Fiscal Years Ended August 31,
	2018	2017	2016
Expected benefit from federal taxes at statutory rate of 21% and 34% for the years 2017 and 2016	$34,100	$(571,500)	$(420,300)
State taxes, net of federal benefit	4,600	(55,500)	(40,700)
Permanent and other differences	97,800	90,300	84,500
Change in tax rate	1,196,464	—	—
NOL true up	17,589	—	—
Temporary difference true up	240,352	—	—
AMT credit carryforward	(282,000)	—	—
Other	(17,705)	—	—
Change in valuation allowance	(1,573,200)	536,700	376,500
Total income tax expense / (benefit)	$(282,000)	$—	$—

At August 31, 2018, the Company has $8.2 million of net operating loss carryforwards available for income tax purposes, which expire between fiscal 2032 and 2038.

No net operating loss carryforwards expired during the fiscal year ended August 31, 2018, 2017 or 2016.

The Tax Act reduced the Company’s corporate federal tax rate from 34% to 21% effective January 1, 2018. As a result, the Company is required to re-measure its deferred tax assets and liabilities using the enacted rate at which it expects them to be recovered or settled. The effect of this re-measurement is recorded to income tax expense (benefit) in the year the tax law is enacted. The Company’s deferred tax asset and full valuation allowance was decreased by approximately $1.2 million as a result of the decreased corporate tax rate. In addition, the Company recorded a $282,000 AMT deferred tax asset for which it does not have a valuation allowance. The Company expects to receive the AMT deferred tax asset as a refund in future years.  Most, if not all, of this credit will be refundable starting with the filing of the 2018 (fiscal year ending 2019) through 2021 (fiscal year ending 2022) tax returns, subject to limitations of Internal Revenue Code Section 382 (arises with ownership changes) and the sequestration limitation of the Balanced Budget Act of 1997. The Company will continue to evaluate the impact of the Tax Act and will record any resulting tax adjustments during 2019.

NOTE 11 – 401(K) PLAN

The Company maintains a Pure Cycle Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”), a defined contribution retirement plan for the benefit of its employees. The 401(k) Plan is currently a salary deferral only plan, and at this time the Company does not match employee contributions. The Company pays the annual administrative fees of the 401(k) Plan, and the 401(k) Plan participants pay the investment fees. The 401(k) Plan is open to all employees, age 21 or older, who have been employees of the Company for at least six months. During the fiscal years ended August 31, 2018, 2017 and 2016, the Company paid fees of $5,900, $4,200 and $5,000, respectively, for the administration of the 401(k) Plan.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company has historically been involved in various claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Company records an accrual for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company makes such estimates based on information known about the claims and experience in contesting, litigating and settling similar claims. Disclosures are also provided for reasonably possible losses that could have a material effect on the Company’s financial position, results of operations or cash flows. The Company had no contingencies where the risk of material loss was reasonably possible as of August 31, 2018.

NOTE 13 – SEGMENT REPORTING

An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer.

During the year 2018, the Company began construction of lots at Sky Ranch, which the Company has identified as a segment. Currently, the Company operates its wholesale water and wastewater services segment and land development activities at Sky Ranch as its two lines of business.

The wholesale water and wastewater services business includes selling water service to customers, which water is provided by the Company using water rights owned or controlled by the Company, and developing infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater.

As part of the Company’s land development activities at Sky Ranch, the Company entered into contracts for the sale of lots (see Note 2 – Summary of Significant Accounting Policies). The Company has identified land development and lot sales as a separate segment beginning in the fiscal year 2018.

Oil and gas royalties and licenses are a passive activity and not an operating business activity and, therefore, are not classified as a segment.

The following table summarizes wholesale water and wastewater services and land development revenue information by segment:

	For the Fiscal Years Ended August 31,
	2018	2017	2016
Wholesale water and wastewater services	$4,794,749	$1,227,787	$452,161
Total wholesale water and wastewater services revenues	4,794,749	1,227,787	452,161

Land development activities	2,164,450	—	—
Total land development activities revenues	2,164,450	—	—

Total revenues	$6,959,199	$1,227,787	$452,161

The following table summarizes wholesale water and wastewater services and land development pretax income by segment:

	For the Fiscal Years Ended August 31,
	2018	2017	2016
Wholesale water and wastewater services	$2,646,988	$424,481	$(76,598)
Depreciation, general and administrative expenses, and other income	(1,375,338)	(2,103,324)	(1,153,661)
Total wholesale water and wastewater services pretax income (loss)	1,271,650	(1,678,843)	(1,230,259)

Land development activities	150,610	—	—
Depreciation, general and administrative expenses, and other income	(1,289,580)
Total land development activities pretax loss	(1,138,970)	—	—

Total income (loss) from continuing operations	$132,680	$(1,678,843)	$(1,230,259)

The following table summarizes total assets for the Company’s wholesale water and wastewater services business and land development business by segment.  The assets consist of water rights and water and wastewater systems in the Company’s wholesale water and wastewater services segment. The assets consist of land, inventories and deposits in the Company’s land development segment.  The Company’s other assets primarily consist of cash and cash equivalents, equipment, mineral rights, related party notes receivables and a deferred tax asset.

	August 31, 2018	August 31, 2017
Wholesale water and wastewater services	$36,721,884	$34,575,713
Other water and wastewater	25,687,625	35,211,859
Total wholesale water and wastewater services assets	62,409,509	69,787,572

Land development activities	9,497,106	—
Other land development	—	—
Total land development activities assets	9,497,106	—

Total assets	$71,906,615	$69,787,572

For the years ended August 31, 2018 and 2017, the Company had asset additions of $2.9 million and $6.9 million, respectively, in the wholesale water and wastewater services segment.

For the years ended August 31, 2018 and 2017, the Company had asset additions of $4.7 million and $0.9 million, respectively, in the land development activities segment. The Company allocated $4.8 million from other water and wastewater to its land development activities segment in fiscal 2018.

NOTE 14 – RELATED PARTY TRANSACTIONS

On December 16, 2009, the Company entered into a Participation Agreement with the Rangeview District, whereby the Company agreed to provide funding to the Rangeview District in connection with the Rangeview District joining the South Metro Water Supply Authority (“SMWSA”). The Company provided funding of $22,200, $198,200 and $113,600 for the fiscal years ended August 31, 2018, 2017, and 2016, respectively.

Through the WISE Financing Agreement, to date the Company has made payments totaling $3,114,100 to purchase certain rights to use existing water transmission and related infrastructure acquired by the WISE project and to construct the connection to the WISE system. The amounts are included in Investments in Water and Water Systems on the Company’s balance sheet as of August 31, 2018. The Company anticipates spending the following over the next five fiscal years to fund the Rangeview District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE and to fund operations and water deliveries related to WISE:

Estimated WISE Costs

	For the Fiscal Years Ended August 31,
	2019	2020	2021	2022	2023
Operations	$99,478	$99,478	$99,478	$99,478	$99,478
Water Delivery	362,512	543,768	725,024	906,280	906,280
Capital	2,528,400	50,000	50,000	50,000	50,000
Other	20,000	25,000	30,000	35,000	40,000
	$3,010,390	$718,246	$904,502	$1,090,758	$1,095,758

The Company has outstanding loans of $906,200 to the Rangeview District and Sky Ranch Districts (as defined below), which are related parties, as discussed below:

The Rangeview District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range and other approved areas. The Rangeview District is governed by an elected board of directors. Eligible voters and persons eligible to serve as a director of the Rangeview District must own an interest in property within the boundaries of the Rangeview District. The Company owns certain rights and real property interests which encompass the current boundaries of the Rangeview District. Sky Ranch Metropolitan District Nos. 1, 3, 4, 5 (the “Sky Ranch Districts”), and the CAB are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing service to the Company’s Sky Ranch property. The current members of the board of directors of the Rangeview District, each Sky Ranch District, and the CAB consist of three employees of the Company (including the Company’s President) and one independent board member.

The Rangeview District

In 1995, the Company extended a loan to the Rangeview District. The loan provided for borrowings of up to $250,000, is unsecured, and bears interest based on the prevailing prime rate plus 2% (6.25% at August 31, 2017). The maturity date of the loan is December 31, 2020. Beginning in January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the Lease remains in effect. The $880,700 balance of the notes receivable at August 31, 2018, includes borrowings of $484,000 and accrued interest of $396,700. The $776,400 balance of the notes receivable at August 31, 2017, includes borrowings of $393,400 and accrued interest of $383,000.

Sky Ranch Metropolitan District Nos. 1, 3, 4 and 5

The Company has been providing funding to the Sky Ranch Districts. Each year, beginning in 2012, the Company has entered into an Operation Funding Agreement with one of the Sky Ranch Districts obligating the Company to advance funding to the Sky Ranch District for the operation and maintenance expenses for the then-current calendar year. All payments are subject to annual appropriations by the Sky Ranch District in its absolute discretion. The advances by the Company accrue interest at a rate of 8% per annum from the date of the advance.

In November 2014, but effective as of January 1, 2014, the Company entered into a Facilities Funding and Acquisition Agreement with a Sky Ranch District obligating the Company to either finance district improvements or to construct improvements on behalf of the Sky Ranch District subject to reimbursement. Improvements subject to this agreement are determined pursuant to a mutually agreed upon budget. Each year in September, the parties are to mutually determine the improvements required for the following year and finalize a budget by the end of October. Each advance or reimbursable expense accrues interest at a rate of 6% per annum. No payments are required by the Sky Ranch District unless and until the Sky Ranch District issues bonds in an amount sufficient to reimburse the Company for all or a portion of the advances and costs incurred.

The $215,500 balance of the receivable at August 31, 2017, includes advances of $195,000 and accrued interest of $20,500. Upon the Sky Ranch District’s ratification of payment, the amount was reclassified to short-term and was recorded as part of Notes receivable – related parties. The Sky Ranch District paid the outstanding note receivable to the Company in November 2017. As of August 31, 2018, there was no outstanding balance under the agreement.

Nelson Pipeline Constructors LLC

On October 12, 2016, the Audit Committee of the Company’s board of directors approved accepting a bid submitted by Nelson Pipeline Constructors LLC to construct a pipeline connecting its Sky Ranch water system to the Rangeview District’s water system for approximately $4.2 million (the “Nelson Bid”). Nelson Pipeline Constructors LLC is a wholly owned subsidiary of Nelson Infrastructure Services LLC, a company in which Patrick J. Beirne owns a 50% interest. In addition, Mr. Beirne, a director of Pure Cycle, is Chairman and Chief Executive Officer of each of Nelson Pipeline Constructors LLC and Nelson Infrastructure Services LLC. Since Mr. Nelson is the 50% owner of the parent company of Nelson Pipeline Constructors LLC, Mr. Nelson’s interest in the transaction is approximately $2.1 million without taking into account any profit or loss from the Nelson Bid. Pursuant to the Company’s policies for review and approval of related party transactions, the Nelson Bid was reviewed and approved by the Audit Committee and by the board of directors, with Mr. Beirne abstaining.

Sky Ranch Community Authority Board

Pursuant to a certain Community Authority Board Establishment Agreement, as the same may be amended from time to time, Sky Ranch Metropolitan District No. 1 and Sky Ranch Metropolitan District No. 5 formed the CAB to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. In order for the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District, directly or through the CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property. In November 2017, but effective as of January 1, 2018, the Company entered into a Project Funding and Reimbursement Agreement (“PF Agreement”) with the CAB for the Sky Ranch property. The PF Agreement required the Company to fund an agreed upon list of improvements for Sky Ranch with respect to earthwork, erosion control, streets, drainage and landscaping at an estimated cost of $13.2 million for calendar years 2018 and 2019. Each advance or reimbursable expense accrues interest at a rate of 6% per annum.

On September 18, 2018, the parties entered into a series of agreements, including a Facilities Funding and Acquisition Agreement with an effective date of November 13, 2017 (the “2018 FFAA”), which supersedes and consolidates the previous agreements pursuant to which

●
the CAB agreed to repay the amounts owed by Sky Ranch Metropolitan District No. 5 to the Company, and the previous Facilities Funding and Acquisition Agreement entered into between the Company and Sky Ranch Metropolitan District No. 5 in 2014 was terminated;

●	the PF Agreement and a June 2018 Funding Acquisition Agreement between the CAB and the Company were terminated;
●	the CAB acknowledged all amounts owed to the Company under the terminated agreements, as well as amounts the Company incurred to finance the formation of the CAB; and
●
the Company agreed to fund an agreed upon list of improvements to be constructed by the CAB with an estimated cost of $30,000,000 (including improvements already funded) on an as-needed basis for calendar years 2018–2023.

All amounts owed under the terminated agreements and all amounts advanced under the 2018 FFAA, collectively totaling $2.3 million, bear interest at a rate of 6% per annum. No payment is required of the CAB for advances made to the CAB or expenses incurred related to construction of improvements unless and until the CAB and/or Sky Ranch Districts issue bonds in an amount sufficient to reimburse the Company for all or a portion of advances or other expenses incurred. The CAB agrees to exercise reasonable efforts to issue bonds to reimburse the Company subject to certain limitations. In addition, the CAB agrees to utilize any available moneys not otherwise pledged to payment of debt, used for operation and maintenance expenses, or otherwise encumbered, to reimburse the Company. Any advances not paid or reimbursed by the CAB by December 31, 2058, shall be deemed forever discharged and satisfied in full.

In 2018, the Company advanced the CAB $2.3 million to begin construction of improvements on the Sky Ranch property. The advance has been used by the CAB to pay for construction of improvements and has subsequently been recorded as Inventories in the accompanying financial statements. In the event the CAB issues bonds and reimburses the Company, the reimbursement will be a reduction to Inventories or costs of revenue for lot sales if the sale process of the finished lots has been completed.

NOTE 15 – UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly Results of Operations

	2018							2017
	Three Months Ended							Three Months Ended
In thousands, except per share data	Nov 30		Feb 28		May 31		Aug 31	Nov 30	Feb 29	May 31	Aug 31
Total revenues		$1,010		$845		$1,212	$3,892	$199	$237	$134	$658
Gross margin		580		631		683	904	54	68	(33)	336
Operating loss		(200)		(14)		(88)	(7)	(464)	(455)	(631)	(581)
Discontinued operations		—		—		—	—	(19)	(3)	(11)	1
Net income (loss)		$(97)		$100		$55	$357	$(338)	$(317)	$(554)	$(501)

Basic and diluted income (loss) per share	$	*	$	*	$	*	$0.01	(0.01)	$(0.01)	$(0.02)	$(0.02)

*	Amount is less than $.01 per share

The following item had a significant impact on the Company’s net income (loss):

●
In fiscal 2018, the Company sold approximately $4,044,300 ($846,400, $753,000, $1,022,300 and $1,422,600 in fiscal Q1, Q2, Q3 and Q4, respectively) in water related to oil and gas activities as compared to $478,500 ($80,300, $141,500 and $256,700 in fiscal Q1, Q2 and Q4, respectively) in fiscal 2017.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As discussed in our Current Report on Form 8-K filed on October 4, 2018, EKS&H LLLP (“EKS&H”) resigned as our independent registered public accounting firm. EKS&H resigned because EKS&H combined with Plante & Moran PLLC (“Plante Moran”). On October 1, 2018, the Audit Committee of our board of directors engaged Plante Moran to serve as the independent registered public accounting firm for the Company effective as of that date. EKS&H had been the Company’s independent registered public accounting firm since December 4, 2017.

During the period from December 4, 2017 to August 31, 2018, and the subsequent interim period through October 1, 2018 we did not have any disagreements with EKS&H on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to EKS&H’s satisfaction, would have caused EKS&H to make reference thereto in its reports on our financial statements for the relevant periods. During the period from December 4, 2017 to August 31, 2018, and the subsequent interim period through October 1, 2018, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

As discussed in our Current Report on Form 8-K filed on December 6, 2017, we dismissed Crowe Horwath LLP (now known as Crowe LLP) (“Crowe”) as the Company’s independent registered public accounting firm. The dismissal of Crowe was approved by the Audit Committee of the board of directors of the Company. Crowe had been the Company’s independent registered public accounting firm since January 16, 2017.

During the fiscal year ended August 31, 2017 and through December 4, 2017 (the date of the change in auditors), we did not have any disagreements with Crowe on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Crowe’s satisfaction, would have caused Crowe to make reference thereto in its reports on our financial statements for the relevant periods. During the fiscal year ended August 31, 2017 and through December 4, 2017, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

As discussed in our Current Report on Form 8-K filed on January 17, 2017, GHP Horwath, P.C. (“GHP”) resigned as our independent registered public accounting firm. GHP resigned because the partners and employees of GHP joined Crowe. On January 16, 2017, the Audit Committee of our board of directors engaged Crowe to serve as the independent registered public accounting firm for the Company effective as of that date.

During the fiscal year ended August 31, 2016 and through January 13, 2017, we did not have any disagreements with GHP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to GHP’s satisfaction, would have caused GHP to make reference thereto in its reports on our financial statements for the relevant periods. During the fiscal year ended August 31, 2016 and through January 13, 2017, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

GHP ceased operations and filed Articles of Dissolution with the State of Colorado on April 25, 2018. Therefore, a copy of GHP’s previously issued report regarding its audit of the consolidated financial statements for the fiscal year ended August 31, 2016, has been included in this Annual Report on Form 10-K, but such report has not been reissued by GHP and GHP did not consent to the inclusion of its audit report herein.

Item 9A – Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer (one person) evaluated the effectiveness of disclosure controls and procedures as of August 31, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (the “2013 COSO Framework”). Based on our assessment, we determined that, as of August 31, 2018, our internal control over financial reporting was effective based on those criteria.

(c)	Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of August 31, 2018, has been audited by Plante & Moran PLLC, an independent registered public accounting firm, as stated in its attestation report which is included in Item 8 – Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(d)	Changes in Internal Controls

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – Other Information

None.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all of our directors, officers and employees that is available on our website at www.purecyclewater.com. We intend to disclose any amendments to or waivers from the provisions of our Code of Business Conduct and Ethics that are applicable to our principal executive officer, principal financial officer or principal accounting officer and that relate to any element of the SEC’s definition of code of ethics by posting such information on our website, in a press release, or on a Current Report on Form 8-K.

Information required by this item will be contained in, and is incorporated herein by reference to, our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act for the Annual Meeting of Shareholders to be held in January 2019, which is expected to be filed on or about December 7, 2018 (the “Proxy Statement”).

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

Item 14 – Principal Accounting Fees and Services

The information required by this item will be included in, and is incorporated herein by reference to, our Proxy Statement.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K

(1)	Financial Statements. See “Index to Consolidated Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules. All schedules are omitted either because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. The exhibits listed on the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K, unless otherwise indicated.

Item 16 – Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of the Company. Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on December 14, 2007.
3.2	Bylaws of the Company. Incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed on December 14, 2007.
4.1	Specimen Stock Certificate. Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10 Q for the fiscal quarter ended February 28, 2015.
10.1	2004 Incentive Plan, effective April 12, 2004. Incorporated by reference to Exhibit F to the Proxy Statement for the Annual Meeting held on April 12, 2004. **
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

Exhibit Number	Description
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

10.18
Export Service Agreement, effective as of June 16, 2017, between the Company and the Rangeview Metropolitan District. Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2017

10.19
Contract for Purchase and Sale of Real Estate, dated June 27, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc., as amended by First Amendment to Contract for Purchase and Sale of Real Estate, dated August 28, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc., as amended by Second Amendment to Contract for Purchase and Sale of Real Estate, dated August 29, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc., as amended by Third Amendment to Contract for Purchase and Sale of Real Estate, dated September 8, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc., as amended by Fourth Amendment to Contract for Purchase and Sale of Real Estate, dated September 20, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc., as amended by Fifth Amendment to Contract for Purchase and Sale of Real Estate, dated October 6, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc., as amended by Sixth Amendment to Contract for Purchase and Sale of Real Estate, dated October 11, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc., as amended by Seventh Amendment to Contract for Purchase and Sale of Real Estate, dated October 18, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc., as amended by Eighth Amendment to Contract for Purchase and Sale of Real Estate, dated October 20, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc., as amended by Ninth Amendment to Contract for Purchase and Sale of Real Estate, dated October 20, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc., as amended by Tenth Amendment to Contract for Purchase and Sale of Real Estate, dated November 3, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc., as amended by Eleventh Amendment to Contract for Purchase and Sale of Real Estate, dated November 10, 2017, by and between PCY Holdings, LLC, and Richmond American Homes of Colorado, Inc., as amended by Twelfth Amendment to Contract for Purchase and Sale of Real Estate, dated April 20, 2018, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc. The Contract for Purchase and Sale of Real Estate and the First through Tenth Amendments are incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2017. The Eleventh Amendment is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2017. The Twelfth Amendment is incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2018.

Exhibit Number	Description
10.20
Contract for Purchase and Sale of Real Estate, dated June 27, 2017, by and between PCY Holdings, LLC, and Taylor Morrison of Colorado, Inc., as amended by First Amendment to Contract for Purchase and Sale of Real Estate, dated August 24, 2017, by and between PCY Holdings, LLC, and Taylor Morrison of Colorado, Inc., as amended by Second Amendment to Contract for Purchase and Sale of Real Estate, dated September 19, 2017, by and between PCY Holdings, LLC, and Taylor Morrison of Colorado, Inc., as amended by Third Amendment to Contract for Purchase and Sale of Real Estate, dated October 6, 2017, by and between PCY Holdings, LLC, and Taylor Morrison of Colorado, Inc., as amended by Fourth Amendment to Contract for Purchase and Sale of Real Estate, dated October 13, 2017, by and between PCY Holdings, LLC, and Taylor Morrison of Colorado, Inc., as amended by Fifth Amendment to Contract for Purchase and Sale of Real Estate, dated October 18, 2017, by and between PCY Holdings, LLC, and Taylor Morrison of Colorado, Inc., as amended by Sixth Amendment to Contract for Purchase and Sale of Real Estate, dated October 20, 2017, by and between PCY Holdings, LLC, and Taylor Morrison of Colorado, Inc., as amended by Seventh Amendment to Contract for Purchase and Sale of Real Estate, dated October 20, 2017, by and between PCY Holdings, LLC, and Taylor Morrison of Colorado, Inc., as amended by Eighth Amendment to Contract for Purchase and Sale of Real Estate, dated November 3, 2017, by and between PCY Holdings, LLC, and Taylor Morrison of Colorado, Inc., as amended by Ninth Amendment to Contract for Purchase and Sale of Real Estate, dated November 7, 2017, by and between PCY Holdings, LLC, and Taylor Morrison of Colorado, Inc., as amended by Tenth Amendment to Contract for Purchase and Sale of Real Estate, dated November 10, 2017, by and between PCY Holdings, LLC, and Taylor Morrison of Colorado, Inc., as amended by Eleventh Amendment to Contract for Purchase and Sale of Real Estate, dated March 27, 2018, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Twelfth Amendment to Contract for Purchase and Sale of Real Estate, dated April 10, 2018, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc. The Contract for Purchase and Sale of Real Estate and the First through Ninth Amendments are incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2017. The Tenth Amendment is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2017. The Eleventh and Twelfth Amendments are incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2018.

10.21
Contract for Purchase and Sale of Real Estate, dated June 29, 2017, by and between PCY Holdings, LLC, and KB Home Colorado Inc., as amended by First Amendment to Contract for Purchase and Sale of Real Estate, dated August 28, 2017, by and between PCY Holdings, LLC, and KB Home Colorado Inc., as amended by Second Amendment to Contract for Purchase and Sale of Real Estate, dated September 15, 2017, by and between PCY Holdings, LLC, and KB Home Colorado Inc., as amended by Third Amendment to Contract for Purchase and Sale of Real Estate, dated September 28, 2017, by and between PCY Holdings, LLC, and KB Home Colorado Inc., as amended by Fourth Amendment to Contract for Purchase and Sale of Real Estate, dated October 9, 2017, by and between PCY Holdings, LLC, and KB Home Colorado Inc., as amended by Fifth Amendment to Contract for Purchase and Sale of Real Estate, dated October 18, 2017, by and between PCY Holdings, LLC, and KB Home Colorado Inc., as amended by Sixth Amendment to Contract for Purchase and Sale of Real Estate, dated October 20, 2017, by and between PCY Holdings, LLC, and KB Home Colorado Inc., as amended by Seventh Amendment to Contract for Purchase and Sale of Real Estate, dated October 31, 2017, by and between PCY Holdings, LLC, and KB Home Colorado Inc., as amended by Eighth Amendment to Contract for Purchase and Sale of Real Estate, dated November 3, 2017, by and between PCY Holdings, LLC, and KB Home Colorado Inc., as amended by Ninth Amendment to Contract for Purchase and Sale of Real Estate, dated November 7, 2017, by and between PCY Holdings, LLC, and KB Home Colorado Inc., as amended by Tenth Amendment to Contract for Purchase and Sale of Real Estate, dated November 10, 2017, by and between PCY Holdings, LLC, and KB Home Colorado Inc. The Contract for Purchase and Sale of Real Estate and the First through Ninth Amendments are incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2017. The Tenth Amendment is incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2017.

Exhibit Number	Description
16.1	Letter of GHP Horwath, P.C., dated January 13, 2017. Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8 K filed on January 17, 2017.
16.2	Letter of Crowe Horwath dated December 5, 2017. Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on December 6, 2017.
16.3	Letter of EKS&H LLLP, dated October 4, 2018. Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on October 4, 2018.
21.1	Subsidiaries *
23.1	Consent of Plante & Moran PLLC *
23.2	Consent of Crowe LLP *
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith

**	Indicates management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Mark W. Harding
Mark W. Harding, President and Chief Financial Officer
November 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark W. Harding
Mark W. Harding	President, Chief Financial Officer and Director	November 13, 2018
(Principal Executive Officer, Principal Financial and Accounting Officer)
/s/ Harrison H. Augur
Harrison H. Augur	Chairman, Director	November 13, 2018

/s/ Patrick J. Beirne
Patrick J. Beirne	Director	November 13, 2018

/s/ Arthur G. Epker III
Arthur G. Epker III	Director	November 13, 2018

/s/ Richard L. Guido
Richard L. Guido	Director	November 13, 2018

/s/ Peter C. Howell
Peter C. Howell	Director	November 13, 2018