Form 10-Q
period 2018-11-30
PURE CYCLE CORP
filed 2019-01-07
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: November 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 4, 2019:

Common stock, 1/3 of $.01 par value	23,796,598
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

Index
PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:	November 30, 2018	August 31, 2018
	(unaudited)
Current assets:
Cash and cash equivalents	$1,115,109	$11,565,038
Short-term investments	11,183,832	8,717,967
Trade accounts receivable, net	1,568,301	1,067,268
Contract asset	1,020,146	—
Prepaid expenses and other current assets	1,511,281	1,372,886
Inventories	8,551,777	5,195,059
Total current assets	24,950,446	27,918,218

Long-term investments	—	190,370
Investments in water and water systems, net	38,909,715	36,721,884
Land and mineral interests	4,774,800	4,659,569
Notes receivable - related parties, including accrued interest	923,121	906,199
Other assets	854,696	777,734
Long-term land investment	450,641	450,641
Deferred tax asset	282,000	282,000
Total assets	$71,145,419	$71,906,615

LIABILITIES:
Current liabilities:
Accounts payable	$168,063	$787,662
Accrued liabilities	259,152	849,538
Deferred revenues, current	—	361,050
Deferred oil and gas lease payment, current	55,733	55,733
Total current liabilities	482,948	2,053,983

Deferred revenues, less current portion	46,444	60,378
Participating Interests in Export Water Supply	335,313	339,035
Total liabilities	864,705	2,453,396

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $.0.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 23,789,098 and 23,764,098 shares outstanding, respectively	79,302	79,218
Additional paid-in capital	172,012,936	171,831,293
Accumulated other comprehensive income	78,242	66,446
Accumulated deficit	(101,890,199)	(102,524,171)
Total shareholders’ equity	70,280,714	69,453,219
Total liabilities and shareholders’ equity	$71,145,419	$71,906,615

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended November 30,
	2018	2017
Revenues:
Metered water usage	$1,367,851		$922,573
Wastewater treatment fees	8,893		11,189
Water tap fees recognized	254,826		49,948
Lot sales	1,381,196		—
Other	59,783		26,422
Total revenues	3,072,549		1,010,132

Expenses:
Water service operations	(335,164)		(351,816)
Wastewater service operations	(2,722)		(5,987)
Lot fee construction costs	(1,298,324)		—
Other	(39,133)		(16,451)
Depletion and depreciation	(151,261)		(120,599)
Total cost of revenues	(1,826,604)		(494,853)
Gross profit	1,245,945		515,279

General and administrative expenses	(638,833)		(660,983)
Depreciation	(88,013)		(54,386)
Operating income (loss)	519,099		(200,090)

Other income (expense):
Oil and gas lease income, net	13,933		9,289
Oil and gas royalty income, net	31,425		41,762
Interest income	71,162		54,462
Other	(1,647)		(2,034)
Income (loss) from operations before income taxes	633,972		(96,611)
Income tax expense (benefit)	—		—
Net income (loss)	$633,972		$(96,611)
Unrealized holding gains	11,796		19,622
Total comprehensive income (loss)	$645,768		$(76,989)

Basic net income (loss) per common share	$0.03	$	*
Diluted net income (loss) per common share	$0.03	$	*

Weighted average common shares outstanding–basic	23,772,431		23,754,098
Weighted average common shares outstanding–diluted	23,996,393		23,754,098

* Amount is less than $.01 per share

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three Months ended November 30, 2018 and 2017
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
August 31, 2018 balance:	432,513	$433	23,764,098	$79,218	$171,831,293	$66,446	$(102,524,171)	$69,453,219
Stock option exercises			25,000	$84	$78,167			78,251
Share-based compensation	—	—	—	—	103,476	—	—	103,476
Net income	—	—	—	—	—	—	633,972	633,972
Unrealized holding gain on investments	—	—	—	—	—	11,796	—	11,796
November 30, 2018 balance:	432,513	$433	23,789,098	$79,302	$172,012,936	$78,242	$(101,890,199)	$70,280,714

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
August 31, 2017 balance:	432,513	$433	23,754,098	$79,185	$171,431,486	$(11,105)	$(103,993,900)	$67,506,099
Stock option exercises			—	$—	$—	—		—
Share-based compensation	—	—	—	—	80,193	—	—	80,193
Adoption of accounting standards	—	—	—	—	—	—	1,055,049	1,055,049
Net income	—	—	—	—	—	—	(96,611)	(96,611)
Unrealized holding gain on investments	—	—	—	—	—	19,622	—	19,622
November 30, 2017 balance:	432,513	$433	23,754,098	$79,185	$171,511,679	$8,517	$(103,035,462)	$68,564,352

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended November 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$633,972	$(96,611)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and depletion	239,274	174,914
Recovery of bad debt expense	(31,233)	—
Equity loss in Well Enhancement Recovery Systems, LLC	2,615	2,616
Share-based compensation expense	103,476	80,193
Interest income and other non-cash items	(105)	19,517
Interest added to receivable from related parties	(9,822)	(7,058)
Changes in operating assets and liabilities:
Trade accounts receivable	(469,800)	(781,217)
Prepaid expenses	(138,395)	117,380
Inventories	(3,356,718)	—
Contract asset	(1,020,146)	—
Notes receivable - related parties	(7,100)	(37,950)
Other assets	(90,097)	—
Accounts payable and accrued liabilities	(1,209,985)	(321,708)
Deferred revenues	(361,050)	—
Deferred oil and gas lease payment	(13,934)	157,910
Net cash used in operating activities	(5,729,048)	(692,014)

Cash flows from investing activities:
Sale and maturities of short-term investments	3,705,101	—
Purchase of short-term investments	(5,968,800)	—
Issuance of note receivable - related parties	—	(885,586)
Investments in water, water systems, and land	(2,488,788)	(482,082)
Purchase of property and equipment	(42,923)	(26,336)
Net cash used in investing activities	(4,795,410)	(1,394,004)

Cash flows from financing activities:
Proceeds from note receivable - related parties	—	215,504
Proceeds from the issuance of stock	78,251	—
Payments to contingent liability holders	(3,722)	(952)
Net cash provided by financing activities	74,529	214,552
Net change in cash and cash equivalents	(10,449,929)	(1,871,466)
Cash and cash equivalents – beginning of period	11,565,038	5,575,823
Cash and cash equivalents – end of period	$1,115,109	$3,704,357

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2018

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The November 30, 2018 consolidated balance sheet, the consolidated statements of operations and comprehensive income (loss) for the three months ended November 30, 2018 and 2017, the consolidated statements of shareholders’ equity for the three months ended November 30, 2018 and 2017, and the consolidated statements of cash flows for the three months ended November 30, 2018 and 2017 have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at November 30, 2018, and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018 (the “2018 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2018. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full fiscal year. The August 31, 2018 balance sheet was derived from the Company’s audited consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2018 financial statements to conform to the consolidated 2019 financial statement presentation. These reclassifications had no effect on net earnings or cash flows previously reported.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a reputable financial institution. At various times during the three months ended November 30, 2018, the Company’s main operating account exceeded federally insured limits. The Company has never suffered a loss due to such excess balance.

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

In accordance with Accounting Standards Codification ("ASC") Topic 360, Property, Plant and Equipment (“ASC 360”), the Company measures land held for sale at the lower of the carrying value or fair value less estimated costs to sell. In determining fair value, the Company primarily relies upon the most recent negotiated price that is a Level 2 input (see Note 2 – Fair Value Measurements for definitions of fair value inputs). If a negotiated price is not available, the Company will consider several factors, including, but not limited to, current market conditions, recent comparable sales transactions and market analysis studies. If the fair value less estimated costs to sell is lower than the current carrying value, the land is impaired to its estimated fair value less costs to sell.

Contract Asset

Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required. Contract asset is revenue which has been earned but not invoiced. The contract assets are transferred to the receivables when invoiced.

Index
Investments

Management determines the appropriate classification of its investments in certificates of deposit and U.S. Treasury debt securities at the time of purchase and re-evaluates such determinations each reporting period.

Certificates of deposit and U.S. Treasury debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company has $191,000 of investments classified as held-to-maturity at November 30, 2018, which represent certificates of deposit with a maturity date prior to November 30, 2019.

Securities that the Company does not have the positive intent or ability to hold to maturity, including certificates of deposit and U.S. Treasury debt securities, are classified at their fair value. Changes in value of such securities are recorded as a component of Accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. The Company’s U.S. Treasury debt securities mature at various dates through March 2019.

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

Long-Term Financial Liabilities – The Comprehensive Amendment Agreement No. 1 (the “CAA”) is comprised of a recorded balance sheet and an off-balance sheet or “contingent” obligation associated with the Company’s acquisition of its “Rangeview Water Supply” (defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2018 Annual Report). The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2018 Annual Report). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value. The CAA is described further in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply.

Notes Receivable – Related Parties – The market value of the notes receivable – related parties: Rangeview Metropolitan District (the “Rangeview District”), Sky Ranch Metropolitan District No. 5, and the Sky Ranch Community Authority Board (the “CAB”) approximate the market rate for the rates on the notes.

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

Index
Wholesale Water and Wastewater Fees

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

(i)
Monthly water usage and wastewater treatment fees – Monthly wholesale water usage charges are assessed to the Company’s customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent (“SFE”) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company’s water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard-sized lot. One SFE is assumed to have a water demand of approximately 0.4 acre feet per year and to contribute wastewater flows of approximately 300 gallons per day. Water usage pricing uses a tiered pricing structure. The Company recognizes wholesale water usage revenues at a point in time upon delivering water to its customers or its governmental customers’ end-use customers, as applicable. Revenues recognized by the Company from the sale of “Export Water” and other portions of its “Rangeview Water Supply” off the “Lowry Range” (described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2018 Annual Report) are shown gross of royalties to the State of Colorado Board of Land Commissioners (the “Land Board”). The Company is the primary distributor of the Export Water and sets pricing for the sale of Export Water. Revenues recognized by the Company from the sale of water on the Lowry Range are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District. For water sales on the Lowry Range, the Rangeview District is directly selling the water and deemed the primary distributor of the water. The Rangeview District sets the price for the water sales on the Lowry Range. See further description of Export Water, the Lowry Range, and the Rangeview Water Supply in Note 4 – Water and Land Assets under “Rangeview Water Supply and Water System” in Part II, Item 8 of the 2018 Annual Report.

In addition to providing domestic water, the Company provides raw water to industrial customers in the oil and gas industry located in its service areas and adjacent to its service areas for hydraulic fracturing. Frack water deliveries are recognized at a point in time upon delivering water to a customer.

The Company delivered 114.5 million and 77.5 million gallons of water to customers during the three months ended November 30, 2018 and 2017, respectively, of which 86% and 87% was used for oil and gas exploration during the three months ended November 30, 2018 and 2017, respectively.

The Company recognizes wastewater treatment revenues monthly based on a flat monthly fee and actual usage charges. The monthly wastewater treatment fees are shown net of amounts retained by the Rangeview District. Costs of delivering water and providing wastewater service to customers are recognized as incurred.

(ii)
Water and wastewater tap fees/Special Facility funding – The Company recognizes water and wastewater tap fees as revenue at the time the Company grants a right for the customer to tap into the water or wastewater service line to obtain service. The Company recognized $226,900 and $49,900 of water tap fee revenues during the three months ended November 30, 2018 and 2017, respectively. The water tap fees recognized are based on the amounts billed to the Rangeview District and any amounts paid to third parties pursuant to the CAA as further described in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply below. The Company recognized $28,000 of wastewater tap fee revenues during the three months ended November 30, 2018. No wastewater taps were sold during the three months ended November 30, 2017.

The Company recognizes construction fees, including fees received to construct “Special Facilities,” over time as the construction is completed because the customer is generally able to use the property improvement to enhance the value of other assets during the construction period. Special Facilities are facilities that enable water to be delivered to a single customer and are not otherwise classified as a typical wholesale facility or retail facility. Temporary infrastructure required prior to construction of permanent water and wastewater systems or transmission pipelines to transfer water from one location to another are examples of Special Facilities. Management has determined that Special Facilities are separate and distinct performance obligations because these projects are contracted to construct a specific water and wastewater system or transmission pipeline and typically do not include multiple performance obligations in a contract with a customer. No Special Facilities revenue has been recognized during the three months ended November 30, 2018 or 2017.

(iii)
Consulting fees – Consulting fees are fees the Company receives, typically on a monthly basis, from municipalities and area water providers along the I-70 corridor, for contract operations services over time as services are consumed. Consulting fees are recognized monthly based on a flat monthly fee plus charges for additional work performed. The Company recognized $47,800 and $26,400 of consulting fees during the three months ended November 30, 2018 and 2017, respectively.

Index
Land Development Activities

The Company generates revenues through the sale of finished lots at its Sky Ranch development primarily from several sources of revenues; (i) the sale of finished lots, (ii) construction support activities, (iii) project management services, and (iv) reimbursable expenses incurred to develop certain infrastructure.

(i)
Sale of finished lots – The Company acquired 931 acres of land zoned as a Master Planned Community known as Sky Ranch along the I-70 corridor east of Denver, Colorado. The Company has entered into purchase and sale agreements with three separate home builders pursuant to which the Company agreed to sell, and each builder agreed to purchase, residential lots at the property. The Company began construction of lots on March 1, 2018 and segments its reporting of the activity relating to the costs and revenues from the construction and sale of lots at Sky Ranch.

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

The Company’s second format is the sale of finished lots pursuant to a development agreement with builders, whereby the Company receives payments in stages that include (i) payment upon the delivery of platted lots (which requires the Company to deliver deeded title to individual lots), (ii) a second payment upon the completion of certain infrastructure milestones, and (iii) final payment upon the delivery of the finished lot. Ownership and control of the platted lots pass to the builders once the Company closes the sale of the platted lots. Because the builder (i.e., the customer) takes control of the lot at the first closing and subsequent improvements made by the Company improve the builder’s lot as construction progresses, the Company accounts for revenue over time with progress measured based upon costs incurred to date compared to total expected costs and any revenue in excess of amounts entitled to be billed will be reflected on the balance sheet as a contract asset and amounts received in excess of revenue recognized are recorded as deferred revenue. As of August 31, 2018, the Company received total payments for delivery of 150 platted lots of $2.5 million from two home builders, of which $3.5 million of revenue was recognized to date with progress measured based upon costs incurred to date compared to total expected costs. For the three months ended November 30, 2018, the Company recognized $1,381,200 of lot sales. No revenue was recognized for lot sales for the three months ended November 30, 2017. The Company had a contract asset of $1,020,100 and $0 as of November 30, 2018 and 2017, respectively. The Company does not have any material significant payment terms as all payments are expected to be received within 12 months after the delivery of the platted lot.  The Company adopted the practical expedient for financing components and does not need to account for a financing component of these lot sales as the delivery of lot sales is expected to occur within one year or less.

(ii)
Construction support activities – The Company performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance of the grading erosion and sediment control best management practices and other construction-related services. These activities are invoiced upon completion and will accrue to the reimbursable amount due from the CAB upon issuance of bonds by the CAB. To date, the Company has invoiced the CAB $73,200 for construction support activities.

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

Pursuant to these agreements, the Company acts as the project manager and provides any and all services required to deliver the CAB-eligible improvements, including but not limited to CAB compliance; planning design and approvals; project administration; contractor agreements; construction management and administration; and CAB acceptance. The Company must submit to the CAB a monthly invoice, in a form acceptable to the CAB. Invoices must be submitted no more frequently than once a month. The Company is responsible for all expenses it incurs in the performance of the agreements and is not be entitled to any reimbursement or compensation except as defined in the agreements, unless otherwise approved in advance by the CAB in writing. The CAB is subject to annual budget and appropriation procedures and does not intend to create a multiple-fiscal year direct or indirect debt or other financial obligation. The project management fee is five percent (5%) of actual construction costs of CAB-eligible improvements. The project management fee is based only on the actual costs of the improvements; thus, items such as fees, permits, review fees, consultant or other soft costs, land acquisition, or any other costs that are not directly related to the cost of construction of CAB-eligible improvements are not included in the calculation of the project management fee. All such costs that are excluded from calculating the project management fee are reimbursable to the project manager, provided that they are exclusively spent on CAB-eligible improvements, that are reasonable in comparison to other similar projects in the Denver metropolitan area and approved by the CAB. These activities are being accrued to the reimbursable amount due from the CAB upon issuance of bonds by the CAB. To date, the Company has provided $188,100 in project management services to the CAB.

Index
(iv)
Reimbursable expenses – The CAB is required to construct certain infrastructure, the costs of which qualify as reimbursable costs. Reimbursable costs include water distribution systems, sewer collection systems, storm water system, drainage improvements, roads, curb, sidewalks, landscaping, and parks. The Company is obligated to finance this infrastructure pursuant to its agreements with the CAB (see Note 14 – Related Parties in Part II, Item 8 of the 2018 Annual Report). The Company and the CAB have agreed that no payment is required with respect to advances made by the Company or expenses incurred related to construction of improvements unless and until the CAB and/or the Sky Ranch Districts (as defined in Note 6 – Related Party Transactions) issue bonds in an amount sufficient to reimburse the Company for all or a portion of the advances made and expenses incurred. Due to this contingency, the reimbursable costs will be included in lot development costs until the point in time when bonding is obtained. At that point, all previously incurred reimbursable costs will be recorded as a note receivable.

The Company evaluated disaggregation of revenue and has determined that no additional disaggregation of revenue is necessary.

Contract asset by segment is as follows:

	November 30, 2018	August 31, 2018
Wholesale water and wastewater services	$—	$—
Land development activities	1,020,146	—
Corporate	—	—
Balance, end of period	$1,020,146	$—

Changes in contract asset were as follows:

	November 30, 2018	August 31, 2018
Balance, beginning of period	$—	$—
Recognition of revenue contract asset	1,020,146	—
Contract asset invoiced	—	—
Balance, end of period	$1,020,146	$—

Deferred revenue by segment is as follows:

	November 30, 2018	August 31, 2018
Wholesale water and wastewater services	$—	$—
Land development activities	—	361,050
Oil and gas leases	102,177	116,111
Balance, end of period	102,177	477,161
Oil and gas leases, less current portion	(55,733)	(55,733)
Oil and gas leases, Long term	46,444	60,378
Total oil and gas leases	$102,177	$116,111

Changes in deferred revenue were as follows:

	November 30, 2018	August 31, 2018
Balance, beginning of period	$477,161	$1,055,488
Cumulative effect of adoption of ASU 2014-09	—	(1,055,488)
Deferral of revenue	—	2,667,200
Recognition of unearned revenue	(374,984)	(2,190,039)
Balance, end of period	$102,177	$477,161

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. At November 30, 2018, the Company had outstanding open contracts for $31,376,000 which primarily related to the sale of 506 lots at Sky Ranch. The Company expects to recognize approximately 36% of such revenue over the next 12 months.

Index
Inventories

Inventories primarily include land held for development and sale, that the Company has begun developing and are stated at cost. Capitalized lot development costs at Sky Ranch are costs incurred to construct finished lots at Sky Ranch that meet the Company’s capitalization criteria for improvements to a lot and are capitalized as incurred. The Company capitalizes certain legal, engineering, design, permitting, land acquisition, and construction costs related to the development of lots at Sky Ranch. The Company uses the specific identification method for purposes of accumulating land development costs and allocates costs to each lot to determine the cost basis for each lot sale. The Company will record all land cost of sales for those contracts accounted for over time with progress measured based upon costs incurred to date compared to total expected costs. For customer contracts accounted for at a point in time, all costs are accumulated and recognized at the point in time control transfers to the customer, which is generally at closing for each finished lot. Inventory costs include common area costs that the Company funded through the CAB.  The Company expects the costs will be reimbursed by the CAB. The Company will record any reimbursements as a reduction of cost once the CAB has the ability to reimburse the costs (i.e., once the CAB has issued bonds).

In accordance with ASC 360, the Company measures land held for sale at the lower of the carrying value or fair value less estimated costs to sell. In determining fair value, the Company primarily relies upon the most recent negotiated price that is a Level 2 input (see Note 2 – Fair Value Measurements for definitions of fair value inputs). If a negotiated price is not available, the Company will consider several factors, including, but not limited to, current market conditions, recent comparable sales transactions and market analysis studies. If the fair value less estimated costs to sell is lower than the current carrying value, the land is impaired to its estimated fair value less costs to sell.

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

Oil and Gas Lease Payments

As further described in Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2018 Annual Report, the Company entered into a Paid-Up Oil and Gas Lease and a Surface Use and Damage Agreement that were subsequently purchased by a wholly owned subsidiary of ConocoPhillips Company. Two wells were drilled within the Company’s mineral interest and placed into service and began producing oil and gas and accruing royalties to the Company. During the three months ended November 30, 2018 and 2017, the Company received $31,400 and $41,800 net of taxes, respectively, in royalties attributable to these two wells. The Company classifies income from oil and gas lease and royalty payments as Other income in the statement of operations and comprehensive income (loss) as the Company does not consider these arrangements to be an operating business activity.

Deferred Revenue

Deferred revenue as of November 30, 2018, was comprised of unearned revenue from a Paid-Up Oil and Gas Lease between the Company and Bison Oil and Gas, LLP, for the purpose of exploring for, developing, producing, and marketing oil and gas on the 40 acres of mineral estate that the Company owns adjacent to the Lowry Range (the “Bison Lease”).

The Company received an up-front payment of $167,200 in fiscal 2018, which will be recognized as income on a straight-line basis over three years (the term of the Bison Lease). The Company recognized lease income of $13,900 and $9,300 during the three months ended November 30, 2018 and 2017, respectively, related to the up-front payment received pursuant to the Bison Lease. As of November 30, 2018, and August 31, 2018, the Company had deferred revenue of $102,200 and $116,100, respectively, related to the Bison Lease that will be recognized as income ratably through September 2020.

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

Index
Capitalized Costs of Water and Wastewater Systems and Depletion and Depreciation of Water Assets

Costs to construct water and wastewater systems that meet the Company’s capitalization criteria are capitalized as incurred, including any interest, and depreciated on a straight-line basis over their estimated useful lives of up to 30 years. The Company capitalizes design and construction costs related to construction activities, and it capitalizes certain legal, engineering and permitting costs relating to the adjudication and improvement of its water assets. The Company depletes its groundwater assets that are being utilized on the basis of units produced (i.e., thousands of gallons sold) divided by the total volume of water adjudicated in the water decrees.

Share-Based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company records share-based compensation costs as expense over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options has no impact on the income tax provisions. The Company recognized $103,500 and $80,200 of share-based compensation expense during the three months ended November 30, 2018 and 2017, respectively.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits as of November 30, 2018.

As a result of H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), signed into law on December 22, 2017, the Company has a $282,000 alternative minimum tax (“AMT”) deferred tax asset for which it did not have a valuation allowance as of November 30, 2018 and August 31, 2018.  The Company expects to receive the AMT as a refund in future years.  Most, if not all, of this credit will be refundable starting with the filing of the 2018 (fiscal year ending 2019) through 2021 (fiscal year ending 2022) tax returns, subject to limitations of Internal Revenue Code Section 382 (arises with ownership changes) and the sequestration limitation of the Balanced Budget Act of 1997. The Company will continue to evaluate the impact of the Tax Act and will record any resulting tax adjustments during fiscal 2019.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal year 2014 through fiscal year 2017.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At November 30, 2018, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended November 30, 2018 or 2017.

Income (Loss) per Common Share

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Common stock options of 223,962 common share equivalents as of November 30, 2018 were included in the calculation of income per common share as dilutive common stock equivalents using the treasury stock method.  Common stock options and warrants aggregating 50,000 common share equivalents as of November 30, 2018, have been excluded from the calculation of income per common share as their effect is anti-dilutive.  Common stock options and warrants aggregating 515,500 common share equivalents as of November 30, 2017, have been excluded from the calculation of loss per common share as their effect is anti-dilutive.

Recently Issued Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its consolidated financial statements and to ensure that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change. New pronouncements assessed by the Company recently are discussed below:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU 2016-02 provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes the present GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. This standard is effective for fiscal years beginning after December 15, 2018. The Company is currently assessing the impact of ASU 2016-02.

Index
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the provisions of the standard and the impact of the adoption on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the standard. The Company is currently in the process of assessing the impact of this standard on its condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. This standard expands the scope of ASC Topic 718, Compensation — Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes ASC Subtopic 505-50, Equity — Equity-Based Payments to Non-Employees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within these fiscal years. The Company is currently in the process of assessing the impact of this ASU on its condensed consolidated financial statements.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the NASDAQ Stock Market. The Company had no Level 1 assets or liabilities as of November 30, 2018 or August 31, 2018.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had four and seven Level 2 assets as of November 30, 2018 and August 31, 2018, respectively, which consist of  U.S. Treasury debt securities.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability, the contingent portion of the CAA, as of November 30, 2018 and August 31, 2018. The Company has determined that the contingent portion of the CAA does not have a determinable fair value (see Note 4 – Long-Term Obligations and Operating Lease).

The Company maintains policies and procedures to value instruments using what management believes to be the best and most relevant data available.

Level 2 Asset – Investments. The Company’s debt securities are the Company’s only financial asset measured at fair value on a recurring basis. The fair value of investment securities is based on the values reported by the financial institutions where the funds are held. Investment securities include U.S. Treasury debt securities.

The Company’s non-financial assets measured at fair value on a non-recurring basis when assessing recoverability consist entirely of its investments in water and water systems and other long-lived assets. See Note 3 – Water and Land Assets below.

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of November 30, 2018:

Index
			Fair Value Measurement Using:
	Fair Value	Cost / Other Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Accumulated Unrealized Gains and (Losses)
U.S. Treasury debt securities	$10,985,800	$10,907,600	$—	$10,985,800	$—	$78,200
Total	$10,985,800	$10,907,600	$—	$10,985,800	$—	$78,200

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of August 31, 2018:

			Fair Value Measurement Using:
	Fair Value	Cost / Other Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Accumulated Unrealized Gains and (Losses)
U.S. Treasury debt securities	$8,718,000	$8,644,900	$—	$8,718,000	$—	$66,400
Total	$8,718,000	$8,644,900	$—	$8,718,000	$—	$66,400

The Company also holds a certificate of deposit that is not carried at fair value on the consolidated balance sheets and is classified as a held-to-maturity security. As of November 30, 2018, the carrying amount of held-to-maturity securities was $191,000 and is included in short-term investments in the accompanying consolidated financial statements. As of August 31, 2018, the carrying amount of held-to-maturity securities was $190,400 and is recorded as long-term investments in the accompanying consolidated financial statements.

NOTE 3 – WATER AND LAND ASSETS

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2018 Annual Report. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three months ended November 30, 2018.

Investment in Water and Water Systems

The Company’s Investments in Water and Water Systems consist of the following costs and accumulated depreciation and depletion at November 30, 2018 and August 31, 2018:

	November 30, 2018		August 31, 2018
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Rangeview water supply	$14,818,200	$(13,400)	$14,813,800	$(12,800)
Sky Ranch water rights and other costs	7,237,100	(602,900)	7,171,700	(561,400)
Fairgrounds water and water system	2,899,900	(1,084,900)	2,899,900	(1,062,900)
Rangeview water system	1,823,700	(274,800)	1,655,600	(261,200)
Water supply – other	4,431,000	(686,400)	4,337,200	(625,300)
Wild Pointe service rights	1,631,700	(267,700)	1,631,700	(267,700)
Sky Ranch pipeline	5,688,900	(269,000)	5,615,900	(222,000)
Construction in progress	3,578,300	—	1,609,400	—
Totals	42,108,800	(3,199,100)	39,735,200	(3,013,300)
Net investments in water and water systems	$38,909,700		$36,721,900

Capitalized terms in this section not defined herein are defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2018 Annual Report.

Index
Depletion and Depreciation

The Company recorded depletion charges of $600 and $100 during the three months ended November 30, 2018 and 2017, respectively. The depletion was related entirely to the Rangeview Water Supply.

The Company recorded $238,700 and $175,000 of depreciation expense during the three months ended November 30, 2018 and 2017, respectively. These figures include depreciation for other equipment not included in the table above.

NOTE 4 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

The Participating Interests in Export Water Supply is an obligation of the Company that has no scheduled maturity date. Therefore, maturity of this liability is not disclosed in tabular format, but is described below.

Participating Interests in Export Water Supply

The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990s. The acquisition was consummated with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of $11.1 million, which represented the cash that the Company received from the participating interest holders that was used to purchase the Company’s Export Water (described in greater detail in Note 4 – Water and Land Assets in Part II, Item 8 of the 2018 Annual Report). The Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders in return for their initial $11.1 million investment. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability was not reflected on the Company’s balance sheet because the obligation to pay this is contingent on the sale of Export Water, the amounts and timing of which are not reasonably determinable.

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

From time to time, the Company reacquired various portions of the CAA obligations, which retained their original priority, including the Land Board’s CAA interest which was assigned and relinquished to the Company in 2014. The Company did not make any CAA acquisitions during the three months ended November 30, 2018 and 2017.

As a result of the acquisitions, the Company is currently allocated approximately 88% of the total proceeds from the sale of Export Water after payment of the Land Board royalty. The acquisitions and cumulative sales of Export Water are detailed in the table below. The remaining potential third-party obligation at November 30, 2018, is approximately $1 million.

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third-Party Obligation	Participating Interests Liability	Contingency
Original balances	$—	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2018:
Acquisitions	—	28,042,500	(28,042,500)	(9,790,000)	(18,252,500)
Relinquishment	—	2,386,400	(2,386,400)	(832,100)	(1,554,300)
Option payments - Sky Ranch and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees (1)	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	737,300	(593,900)	(143,400)	(49,800)	(93,600)
Balance at August 31, 2018	1,380,700	29,638,100	1,007,400	339,100	668,300
Fiscal 2018 activity:
Export Water sale payments	89,700	(79,000)	(10,700)	(3,800)	(6,900)
Balance at November 30, 2018	$1,470,400	$29,559,100	$996,700	$335,300	$661,400

(1)	The Arapahoe County tap fees are net of $34,522 in royalties paid to the Land Board.

Index
The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means that the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. Of the next approximately $6.5 million of Export Water payouts, which based on current payout levels would occur over several years, the Company will receive approximately $5.8 million of revenue. Thereafter, the Company will be entitled to all but approximately $220,000 of the proceeds from the sale of Export Water after deduction of the Land Board royalty.

WISE Partnership

In December 2014, the Company, through the Rangeview District, consented to the waiver of all contingencies set forth in the Amended and Restated WISE Partnership – Water Delivery Agreement, dated December 31, 2013 (the “WISE Partnership Agreement”), among the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”), the City of Aurora acting by and through its Utility Enterprise (“Aurora Water”), and the South Metro WISE Authority (“SMWA”). The SMWA was formed by the Rangeview District and nine other governmental or quasi-governmental water providers pursuant to the South Metro WISE Authority Formation and Organizational Intergovernmental Agreement, dated December 31, 2013 (the “SM IGA”), to enable the members of SMWA to participate in the regional water supply project known as the Water Infrastructure Supply Efficiency partnership (“WISE”) created by the WISE Partnership Agreement. The SM IGA specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. The WISE Partnership Agreement provides for the purchase of certain infrastructure (i.e., pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. Certain infrastructure has been constructed, and other infrastructure will be constructed over the next several years.

By consenting to the waiver of the contingencies set forth in the WISE Partnership Agreement, pursuant to the terms of the Rangeview/Pure Cycle WISE Project Financing Agreement (the “WISE Financing Agreement”) between the Company and the Rangeview District, the Company has an agreement to fund the Rangeview District’s participation in WISE effective as of December 22, 2014. The Company’s cost of funding the Rangeview District’s purchase of its share of existing infrastructure and future infrastructure for WISE and funding operations and water deliveries related to WISE is projected to be approximately $6.8 million over the next five years. See further discussion in Note 6 – Related Party Transactions.

Operating Lease

Effective as of February 2018, the Company entered into an operating lease for approximately 11,393 square feet of office and warehouse space. The lease has a three-year term with payments of $6,600 per month and an option to extend the primary lease term for a two-year period at a rate equal to a 12.5% increase over the primary base payments. The change in the lease costs is not material to the Company’s operations.

NOTE 5 – SHAREHOLDERS’ EQUITY

The Company maintains the 2014 Equity Incentive Plan (the “2014 Equity Plan”), which was approved by shareholders in January 2014 and became effective on April 12, 2014. Executives, eligible employees, consultants and non-employee directors are eligible to receive options and stock grants pursuant to the 2014 Equity Plan. Pursuant to the 2014 Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the board of directors. The Company has reserved 1.6 million shares of common stock for issuance under the 2014 Equity Plan. The Company began awarding options under the 2014 Equity Plan in January 2015. Prior to the effective date of the 2014 Equity Plan, the Company granted stock awards to eligible participants under its 2004 Incentive Plan (the “2004 Incentive Plan”), which expired on April 11, 2014. No additional awards may be granted pursuant to the 2004 Incentive Plan; however, awards outstanding as of April 11, 2014, will continue to vest and expire and may be exercised in accordance with the terms of the 2004 Incentive Plan.

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the three months ended November 30, 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value
Outstanding at August 31, 2018	535,500	$5.31	6.04	$3,180,990
Granted (1)	50,000	$11.15
Exercised	(25,000)	$3.13
Forfeited or expired	—	$—
Outstanding at November 30, 2018	560,500	$5.93	6.40	$2,595,100

Options exercisable at November 30, 2018	408,001	$4.96	5.44	$2,261,300

(1)	Includes 50,000 shares granted to Mr. Harding on September 26, 2018.

Index
The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan as of and for the three months ended November 30, 2018:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2018	155,833	$3.76
Granted	50,000	5.72
Vested	(53,334)	3.41
Forfeited	—	—
Non-vested options outstanding at November 30, 2018	152,499	$4.53

All non-vested options are expected to vest.

Stock-based compensation expense was $103,500 and $80,200 for the three months ended November 30, 2018 and 2017, respectively.

At November 30, 2018, the Company had unrecognized expenses totaling $477,100 relating to non-vested options that are expected to vest. The weighted-average period over which these options are expected to vest is approximately two years.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Rangeview District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range and other approved areas. The Rangeview District is governed by an elected board of directors. Eligible voters and persons eligible to serve as a director of the Rangeview District must own an interest in property within the boundaries of the Rangeview District. The Company owns certain rights and real property interests which encompass the current boundaries of the Rangeview District. Sky Ranch Metropolitan District Nos. 1, 3, 4 and 5 (collectively, the “Sky Ranch Districts”) and the CAB are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing service to the Company’s Sky Ranch property. The current members of the board of directors of each of the Rangeview District, the Sky Ranch Districts and the CAB consist of three employees of the Company and two independent board members.

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

Through the WISE Financing Agreement, the Company agreed to fund the Rangeview District’s cost of participating in the regional water supply project known as the WISE partnership. The Company anticipates spending approximately $6.8 million over the next five fiscal years to fund the Rangeview District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE and to fund operations and water deliveries related to WISE. To date, the Company has capitalized the funding provided pursuant to the WISE Financing Agreement because the funding has been provided to purchase capacity in the WISE infrastructure. Total investment in the WISE assets as of November 30, 2018 is approximately $3.2 million.

In 1995, the Company extended a loan to the Rangeview District. The loan provided for borrowings of up to $250,000, is unsecured, and bears interest based on the prevailing prime rate plus 2% (6.75% at November 30, 2018). The maturity date of the loan is December 31, 2020. In January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect. The $897,200 balance of the notes receivable at November 30, 2018, includes borrowings of $496,200 and accrued interest of $401,000.

Index
Sky Ranch Metropolitan Districts No. 1, 3, 4 and 5

The Company has been providing funding to the Sky Ranch Districts. In each year, since 2012, the Company entered into an Operation Funding Agreement with one of the Sky Ranch Districts, obligating the Company to advance funding to the Sky Ranch District for operations and maintenance expenses for the then-current calendar year. All payments were subject to annual appropriations by the Sky Ranch District in its absolute discretion. The advances by the Company accrued interest at a rate of 8% per annum from the date of the advance. The Operation Funding Agreements have been superseded by the 2018 FFAA as described below.

In November 2014, but effective as of January 1, 2014, the Company entered into a Facilities Funding and Acquisition Agreement with a Sky Ranch District obligating the Company to either finance district improvements or to construct improvements on behalf of the Sky Ranch District subject to reimbursement. Improvements subject to this agreement were determined pursuant to a mutually agreed upon budget. Each year in September, the parties were to mutually determine the improvements required for the following year and finalize a budget by the end of October. Each advance or reimbursable expense accrued interest at a rate of 6% per annum. Upon the Sky Ranch District’s ratification of the advances and related expenditures, the amount was reclassified as long-term and is recorded as part of Notes receivable – related parties. During the three months ended November 30, 2017, the Sky Ranch Districts repaid all advances plus accrued interest totaling $215,504, and as of November 30, 2018 and 2017, there was no outstanding balance on the receivable.  The Facilities Funding and Acquisition Agreement has been superseded by the 2018 FFAA as described below.

Sky Ranch Community Authority Board

Pursuant to that certain Community Authority Board Establishment Agreement, as the same may be amended from time to time, Sky Ranch Metropolitan District No. 1 and Sky Ranch Metropolitan District No. 5 formed the CAB to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. In order for the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District, directly or through the CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property. In November 2017, but effective as of January 1, 2018, the Company entered into a Project Funding and Reimbursement Agreement (“PF Agreement”) with the CAB for the Sky Ranch property. Improvements subject to the PF Agreement were determined pursuant to a mutually agreed upon budget. Each advance or reimbursable expense accrue interest at a rate of 6% per annum.

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

All amounts owed under the 2018 FFAA bear interest at a rate of 6% per annum. No payment is required of the CAB for advances made to the CAB or expenses incurred related to construction of improvements unless and until the CAB and/or Sky Ranch Districts issue bonds in an amount sufficient to reimburse the Company for all or a portion of advances or other expenses incurred. The CAB agrees to exercise reasonable efforts to issue bonds to reimburse the Company subject to certain limitations. In addition, the CAB agrees to utilize any available moneys not otherwise pledged to payment of debt, used for operation and maintenance expenses, or otherwise encumbered, to reimburse the Company. Any advances not paid or reimbursed by the CAB by December 31, 2058, shall be deemed forever discharged and satisfied in full.

As of November 30, 2018, the balance of the Company’s advances to the CAB plus accrued interest totaled $7.4 million, which is included in inventory.

The advances have been used by the CAB to pay for construction of improvements and have subsequently been recorded as Inventories in the consolidated financial statements. In the event the CAB issues bonds and reimburses the Company, the reimbursement will be a reduction to Inventories or other revenue for lot sales if the sale process of the finished lots has been completed.

Index
NOTE 7 – SIGNIFICANT CUSTOMERS

Water and Wastewater

Pursuant to the Rangeview Water Agreements (defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2018 Annual Report) and an Export Service Agreement entered into with the Rangeview District dated June 16, 2017, the Company provides water and wastewater services on the Rangeview District’s behalf to the Rangeview District’s customers. Sales to the Rangeview District accounted for 5% and 6% of the Company’s total water and wastewater revenues for the three months ended November 30, 2018 and 2017, respectively. The Rangeview District has one significant customer, the Ridgeview Youth Services Center. The Rangeview District’s significant customer accounted for 3% and 4% of the Company’s total water and wastewater revenues for the three months ended November 30, 2018 and 2017, respectively.

Revenues from two other customers represented approximately 52% and 42%, respectively, of the Company’s water and wastewater revenues for the three months ended November 30, 2018. These two customers are in the oil and gas industry. Revenues from one other customer directly and indirectly represented approximately 54% of the Company’s water and wastewater revenues for the three months ended November 30, 2017. This customer is in the oil and gas industry.

Land Development

Revenues from two customers represented 100% of the Company’s land development revenues for the three months ended November 30, 2018. Of the two customers, one customer represented 66% and the second customer represented 34% of the Company’s land development revenues for the three months ended November 30, 2018. No revenues were recognized from the Company’s land development activities for the three months ended November 30, 2017.

Accounts Receivable

The Company had accounts receivable from the Rangeview District which accounted for 27% and 3% of the Company’s trade receivables balances at November 30, 2018 and August 31, 2018, respectively. The Company had accounts receivable from two other customers of approximately 41% and 29% at November 30, 2018. The Company had accounts receivable from two other customers of approximately 43% and 30% at August 31, 2018. Accounts receivable from the Rangeview District’s largest customer accounted for 1% and 2% of the Company’s water and wastewater trade receivables as of November 30, 2018 and August 31, 2018, respectively. Of the trade receivables from the Rangeview District, approximately 61% is related to water tap sales and 39% is related to water and wastewater service sales.

NOTE 8 – ACCRUED LIABILITIES

At November 30, 2018, the Company had accrued liabilities of $259,200, of which $38,800 was for estimated property taxes, $34,600 was for professional fees, and $185,800 was for operating payables.

At August 31, 2018, the Company had accrued liabilities of $849,500, of which $400,000 was for accrued compensation, $29,000 was for estimated property taxes, $59,000 was for professional fees and the remaining $361,500 was related to operating payables.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has historically been involved in various claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Company records an accrual for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company makes such estimates based on information known about the claims and experience in contesting, litigating and settling similar claims. Disclosures are also provided for reasonably possible losses that could have a material effect on the Company’s financial position, results of operations or cash flows. The Company had no contingencies where the risk of loss was reasonably possible as of November 30, 2018 and August 31, 2018.

NOTE 10 – SEGMENT INFORMATION

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

Index
The wholesale water and wastewater services business includes selling water service to customers, which water is provided by the Company using water rights owned or controlled by the Company, and developing infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater.

As part of the Company’s land development activities at Sky Ranch, the Company entered into contracts for the sale of lots (see Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2018 Annual Report). The Company has identified land development and lot sales as a separate segment beginning in the fiscal year 2018.

Oil and gas royalties and licenses are a passive activity and not an operating business activity and, therefore, are not classified as a segment.

The following table summarizes wholesale water and wastewater services and land development revenue information by segment:

	Three Months Ended November 30,
	2018	2017
Wholesale water and wastewater services	$1,691,353	$1,010,132
Land development activities	1,381,196	—
Total revenues	$3,072,549	$1,010,132

The following table summarizes wholesale water and wastewater services and land development pretax income by segment:

	Three Months Ended November 30,
	2018	2017
Wholesale water and wastewater services	$1,163,073	$515,279
Land development activities	82,872	—
Corporate	(611,973)	(611,890)
Total pretax income (loss)	$633,972	$(96,611)

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

	November 30, 2018	August 31, 2018
Wholesale water and wastewater services	$38,909,715	$36,721,884
Land development activities	12,969,055	9,497,106
Corporate	19,266,649	25,687,625
Total assets	$71,145,419	$71,906,615

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition and should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018 (the “2018 Annual Report”). This section focuses on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:

●	Revenue generated from providing water and wastewater services;
●	Expenses associated with developing our water and land assets; and
●	Cash available to continue development of our land, water rights and service agreements.

Our MD&A section includes the following items:

Our Business – a general description of our business, our services and our business strategy.

Results of Operations – an analysis of our results of operations for the periods presented in our consolidated financial statements. We present our discussion in the MD&A in conjunction with the accompanying consolidated financial statements.

Liquidity, Capital Resources and Financial Position – an analysis of our cash position and cash flows, as well as a discussion of our financial obligations.

Critical Accounting Policies and Use of Estimates – a discussion of our critical accounting policies that require critical judgments, assumptions and estimates.

Our Business

Pure Cycle Corporation (“we,” “us,” or “our”) is a Colorado corporation that operates in two business segments: (i) providing wholesale water and wastewater services to end-use customers of governmental entities and to commercial and industrial customers and (ii) developing 931 acres of land zoned as a Master Planned Community known as Sky Ranch along the I-70 corridor.

Wholesale Water and Wastewater Utilities

Our utility services include water production, storage, treatment, bulk transmission to retail distribution systems, wastewater collection and treatment, irrigation water treatment and transmission, industrial water sales, construction management, billing and collection and emergency response.

We are a vertically integrated wholesale water and wastewater provider, which means that we own or control substantially all assets necessary to provide wholesale water and wastewater services to our customers. This includes owning (i) water rights which we use to provide domestic, irrigation, and industrial water to our wholesale customers (we own surface water, groundwater, reclaimed water rights and storage rights); (ii) infrastructure (such as wells, diversion structures, pipelines, reservoirs and treatment facilities) required to withdraw, treat, store and deliver water; (iii) infrastructure required to collect, treat, store and reuse wastewater; and (iv) infrastructure required to treat and deliver reclaimed water for irrigation and industrial use.

We own or control directly or through our participation in regional water partnerships approximately 28,634 acre feet of tributary, non-tributary and not non-tributary groundwater rights and approximately 26,000 acre feet of adjudicated reservoir sites. This water is located in the southeast Denver metropolitan area. Most of our water is located at the Lowry Range, a 27,000-acre parcel of land owned by the State of Colorado Board of Land Commissioners (the “Land Board”). Our “Rangeview Water Supply” consists of approximately 26,985 acre feet of water, 11,650 acre feet of which we own and can export from the Lowry Range (“Export Water”). Our Export Water consists of 10,000 acre feet of groundwater and 1,650 acre feet of average yield surface water, pending completion by the Land Board of documentation related to the exercise of our right to substitute 1,650 acre feet of our groundwater for a comparable amount of surface water. Additionally, assuming the completion of the substitution of groundwater for surface water, we hold the exclusive right to develop and deliver through the year 2081 the remaining 12,035 acre feet of groundwater and approximately 1,650 acre feet of average yield surface water to customers either on or off of the Lowry Range.

Index
We currently provide wholesale water and wastewater service predominantly to several local governmental customers. Our wholesale domestic customers include the Rangeview Metropolitan District (the “Rangeview District”), Arapahoe County, the Sky Ranch Community Authority Board (the "CAB"), and the Elbert & Highway 86 Commercial District ("Wild Pointe"). Our largest wholesale domestic customer is the Rangeview District. We provide service to the Rangeview District and its end-use customers pursuant to the Rangeview Water Agreements (defined in Part I, Item 1 – Business – Our Water and Land Assets in the 2018 Annual Report). Through the Rangeview District, we serve 391 Single Family Equivalent (“SFE”) water connections and 157 SFE wastewater connections located in southeastern metropolitan Denver.

Utility revenues are derived from tap fees (which vary depending on lot size, house size, and amount of irrigated turf) and usage fees (which are monthly water and wastewater fees).

Industrial Frack Water Deliveries

In addition to providing domestic water, we provide raw water to industrial customers in the oil and gas industry located in our service areas and adjacent to our service areas for hydraulic fracturing. Oil and gas operators have leased approximately 135,000 acres within and adjacent to our service areas for the purpose of exploring oil and gas interests in the Niobrara and other formations, and this activity has at times led to increased water demands.

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

Land Development Activities

We are developing 931 acres of land, zoned as a Master Planned Community, we own along the I-70 corridor east of Denver, Colorado. In anticipation of developing this land, we have installed approximately ten miles of water transmission lines to connect our Lowry Range water system to Sky Ranch and have extended service lines to our initial phase of development at Sky Ranch. Pursuant to agreements with the Rangeview District, we are the exclusive provider of wholesale water and wastewater services to the future residents of Sky Ranch.

In June 2017, we entered into purchase and sale agreements (collectively, the “Purchase and Sale Contracts”) with three separate home builders pursuant to which we agreed to sell, and each builder agreed to purchase, a certain number (totaling 506) of single-family, detached residential lots at the Sky Ranch property. In March 2018, we began construction of finished lots at Sky Ranch. In July 2018, we obtained final approval of the entitlements for the property and achieved the first payment milestone for the sale of 150 platted lots to two of our builders. We received a payment of $2,500,000 and the builders posted letters of credit for an additional $7,775,000. We are working to complete construction of finished lots in fiscal year 2019 and will receive two additional payments, to be distributed from the escrowed funds, from each of these builders. The first additional payment will be distributed upon completion of construction of wet utilities, and the final payment will be distributed upon completion of finished lots. Additionally, we will receive payment from our third builder upon completion of finished lots.

We are obligated, pursuant to the Purchase and Sale Contracts, or separate Lot Development Agreements (the “Lot Development Agreements” and, together with the Purchase and Sale Contracts, the “Builder Contracts”), to construct infrastructure and other improvements, such as roads, curbs and gutters, park amenities, sidewalks, street and traffic signs, water and sanitary sewer mains and stubs, storm water management facilities, and lot grading improvements for delivery of finished lots to each builder. Pursuant to the Builder Contracts, we must cause the Rangeview District to install and construct off-site infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities) for the provision of water and wastewater service to the property. In conjunction with approvals with Arapahoe County for the Sky Ranch project, we and/or the Rangeview District and the Sky Ranch Metropolitan District Nos. 1, 3, 4 and 5, quasi-municipal corporations and political subdivisions of Colorado formed to provide service to the Sky Ranch property (collectively the “Sky Ranch Districts”), are obligated to deposit into an account the anticipated costs to install and construct substantially all the off-site infrastructure improvements (which include drainage and storm water retention ponds and an entry roadway). The Rangeview and Sky Ranch off-site infrastructure improvements are estimated to cost approximately $10.2 million. We finance the obligations of the Rangeview District and the Sky Ranch Districts (through the CAB) as described in Note 6 – Related Party Transactions to the accompanying consolidated financial statements.

Index
We estimate that the development of the finished lots for the first phase (506 lots) of Sky Ranch will require total capital of approximately $35 million, which includes estimated reimbursable costs of approximately of $27 million that will be reimbursable to us by the CAB, and that lot sales to home builders will generate approximately $36 million in revenues, providing a margin on lots of approximately $1 million prior to receipt of reimbursable expenses. The Company and the CAB have agreed that no payment is required by the CAB with respect to reimbursable costs unless and until the CAB and/or the Sky Ranch Districts issue bonds in an amount sufficient to reimburse us for all or a portion of advances provided or expenses incurred for reimbursables. Due to this contingency, the reimbursable costs will be included in lot development capitalized costs until the point in time when bonding is obtained. At that point, all reimbursable costs will be recorded as a note receivable and will reduce any remaining capitalized costs. Any excess will be recognized as other income from CAB reimbursement. The costs of developing lots and revenues from the sales of finished lots are expected to be incurred over several quarters and the timing of cash flows will include certain milestone deliveries, including, but not limited to, completion of governmental approvals, installation of improvements, and completion of lot deliveries.

Results of Operations

Executive Summary

The results of our operations for the three months ended November 30, 2018 and 2017 are as follows:

Table 1 - Summary of Results of Operations

	Three Months Ended November 30,
	2018	2017	$ Change	% Change
Millions of gallons of water delivered	114.5	77.5	37.0	48%
Metered water usage revenues	$1,367,900	$922,600	$445,300	48%
Operating costs to deliver water (excluding depreciation and depletion)	$335,200	$351,800	$(16,600)	(5)%
Water delivery gross margin %	75%	62%

Wastewater treatment revenues	$8,900	$11,200	$(2,300)	(21)%
Operating costs to treat wastewater	$2,700	$6,000	$(3,300)	(55)%
Wastewater treatment gross margin %	70%	46%

Lot fee revenue	$1,381,200	$-	$1,381,200	100%
Lot fee construction costs incurred	$1,298,300	$-	$1,298,300	100%
Lot fee gross margin %	6%	0%

Other income	$59,800	$26,400	$33,400	127%
Other income costs incurred	$39,100	$16,500	$22,600	137%
Other income gross margin %	35%	38%

Tap and Special Facility revenues	$254,800	$49,900	$204,900	411%

General and administrative expenses	$638,800	$661,000	$(22,200)	(3)%
Net income (loss)	$634,000	$(96,600)	$730,600	756%

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

Water deliveries increased 48% and water revenues increased 48% during the three months ended November 30, 2018, as compared to the three months ended November 30, 2017. The increases in water deliveries and revenues are the result of an increase in demand for industrial water operations, which is used primarily to frack wells drilled in the Niobrara formation. As a result of the difference in metered rates for fracking water compared to rates for tap customers, revenues received for fracking water have a greater margin. Increases and decreases in water deliveries charged at different rates will result in disproportionate increases and decreases in revenues. The following tables detail the sources of our sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for the three months ended November 30, 2018 and 2017, respectively.

Index
Table 2 - Water Revenue Summary

	Three Months Ended November 30,
	2018			2017
Customer Type	Sales	kgal	Average price per kgal	Sales	kgal (1)	Average price per kgal
On Site	$64,700	6,988.1	$9.26	$40,700	6,983.6	$5.83
Export – Commercial	15,500	1,830.7	8.47	33,000	2,967.5	11.12
Wild Pointe	2,600	7,581.8	0.34	2,500	5,149.8	0.49
Fracking	1,285,100	98,129.3	13.10	846,400	67,551.4	12.53
	$1,367,900	114,529.9	$11.94	$922,600	82,652.3	$11.16

(1) Wild Pointe kgal of 5,149.8 was added to the 2017 kgal for comparative purposes but was not included in the Form 10-Q for the quarter ended November 30, 2017.

The gross margin on delivering water increased to 75% during the three months ended November 30, 2018, compared to a gross margin of 62% during the three months ended November 30, 2017. The change in our gross margin was due to a reduction of the amount of water purchased from “WISE” during the current period. See “Liquidity, Capital Resources and Financial Position – South Metropolitan Water Supply Authority (“SMWSA”) and Water Infrastructure Supply Efficiency Partnership (“WISE”) for a description of WISE.

Wastewater Treatment Revenues – Our wastewater customer is charged based on the estimated amount of wastewater treated. Wastewater fees decreased 21% during the three months ended November 30, 2018, as compared to the three months ended November 30, 2017. The decrease for the three months ended November 30, 2018, was due to timing of the wastewater processed through the system. Wastewater operating costs and gross margin fluctuate based on timing of expenses and regulatory requirements, but generally fluctuate consistent with demand.

Tap and Special Facility/Construction Revenues – We have various water and wastewater service agreements, a component of which may include tap fee and “Special Facility” (as defined under “Critical Accounting Policies – Revenue Recognition – Wholesale Water and Wastewater Fees” below) or construction fee revenues. For the three months ended November 30, 2018, we sold eight water and wastewater taps, recognizing revenues of $254,800. We sold two water taps during the three months ended November 30, 2017, recognizing revenues of $49,900. The water tap fees recognized over the three months ended November 30, 2017 were net of the royalty payments to the Land Board and amounts paid to third parties pursuant to the “CAA,” which is described in Note 4 – Long-Term Obligations and Operating Lease to the accompanying consolidated financial statements. The water and wastewater taps sold in the three months ended November 30, 2018 were sold to the builders at Sky Ranch and were exempt from royalty payments to the Land Board.

We did not recognize Special Facility fees for the three or three months ended November 30, 2018 and 2017.

Other Income – Other income of $59,800 and $26,400 for the three months ended November 30, 2018 and 2017, respectively, consisted principally of consulting fees. Consulting fees fluctuate from one period to the next based on our customers’ needs.

Land Development Revenues – In July 2018, we obtained final approval of the entitlements for the Sky Ranch property and achieved the first payment milestone for the sale of 150 platted lots to two of our builders. We received a payment of $2,500,000, and the two builders posted letters of credit for an additional $7,775,000. We are working to complete construction of finished lots in fiscal year 2019 and will receive two additional milestone payments, to be distributed from the escrowed funds, from these two builders. The first milestone payment will be distributed upon completion of construction of wet utilities, and the final payment will be distributed upon completion of finished lots. We will defer recognition of the payments from the first two milestones and recognize the revenue over time during the construction process of completing the finished lots because control transfers upon delivery of the platted lot and the customer is obtaining benefits from the improvements as the construction progresses. To date, we have recognized a total of $3.5 million of land development revenue based on the input method of total project costs incurred as a percent of completion. During the three months ended November 30, 2018, we recognized $1.3 million of land development revenue. Additionally, we will receive payment from our third builder upon completion of finished lots. We have determined that the delivery of a finished lot is a performance obligation and will recognize revenue at the point of time of closing the lot sale. To date, we have incurred $11.9 million in land development costs as construction in progress of the $35 million total budgeted land development costs. Of these land development costs, $3.3 million have been recorded as cost of revenue under Lot fee construction costs on the consolidated statements of operations and comprehensive income (loss), of which $1.3 million was recorded as Lot fee construction costs during the three months ended November 30, 2018. The remaining $8.6 million was recorded as Inventories on the consolidated balance sheet as of November 30, 2018, and will be recorded as cost of revenue as land development revenues are recognized. We did not have any land development operations in the three months ended November 30, 2017.

Index
General and Administrative Expenses

Significant general and administrative (“G&A”) expenses for the three months ended November 30, 2018 and 2017, respectively, were:

Table 3 - Significant G&A Expenses

	Three Months Ended November 30,
	2018	2017	$ Change	% Change
Salary and salary-related expenses:
Including share-based compensation	$335,800	$326,500	$9,300	3%
Excluding share-based compensation	$232,400	$246,300	$(13,900)	(6)%
Professional fees	$100,100	$100,900	$(800)	(1)%
Fees paid to directors (including insurance)	$59,300	$40,400	$18,900	47%
Public entity related expenses	$26,800	$30,600	$(3,800)	(12)%

Salary and salary-related expenses – Salary and salary-related expenses including share-based compensation expense increased 3% for the three months ended November 30, 2018, as compared to the three months ended November 30, 2017. The increase was primarily the result of increased share-based compensation expense. The salary and salary-related expenses noted above include $103,500 and $80,200 of share-based compensation expenses during the three months ended November 30, 2018 and 2017, respectively.

Professional fees (predominately accounting and legal) – Legal and accounting fees decreased 1% during the three months ended November 30, 2018, as compared to the three months ended November 30, 2017. The decrease for the three months ended November 30, 2018 compared to the three months ended November 30, 2017 is due to higher legal fees of approximately $11,400 related to a certain water service agreement and lower accounting fees of $12,200.

Fees paid to directors (including insurance) – Directors’ fees, including D&O insurance, increased 47% for the three months ended November 30, 2018 as compared to the three months ended November 30, 2017. The increase is primarily due to a decision to increase fees payable to directors for service on the board of directors effective as of January 1, 2018. Once these fees are set, they may vary due to the number of meetings and timing of payments; however, they are generally expected to remain consistent year over year.

Public entity expenses – Costs associated with corporate governance and costs associated with being a publicly traded entity decreased 12% for the three months ended November 30, 2018 compared to the three months ended November 30, 2017. The fluctuations are due to the timing and number of filings and compliance costs for filing with the Securities and Exchange Commission (the “SEC”).

Other Income and Expense Items

Table 4 - Other Items

	Three Months Ended November 30,
	2018	2017	$ Change	% Change
Other income items:
Oil and gas lease income, net	$13,900	$9,300	$4,600	49%
Oil and gas royalty income, net	$31,400	$41,800	$(10,400)	(25)%
Interest income	$71,200	$54,500	$16,700	31%

Oil and gas lease income – On October 5, 2017, we entered into a Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP for the purpose of exploring for, developing, producing, and marketing oil and gas on the 40 acres of mineral estate we own adjacent to the Lowry Range (the “Bison Lease”). Pursuant to the Bison Lease, we received an up-front payment of $167,200, which will be recognized as income on a straight-line basis over three years (the term of the Bison Lease). We recognized lease income of $13,900 and $9,300 during the three months ended November 30, 2018 and 2017, respectively, related to the up-front payment received pursuant to the Bison Lease. As of November 30, 2018, we had deferred recognition of $102,200 of income related to the Bison Lease, which will be recognized as income ratably through September 2020.

Oil and gas royalty income – In 2011, we entered into a Paid-Up Oil and Gas Lease, which was subsequently purchased by a wholly-owned subsidiary of ConocoPhillips Company, for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property (the “Sky Ranch O&G Lease”). The Sky Ranch O&G Lease is held by production through two wells drilled in our mineral estate. The oil and gas royalty income represents amounts received pursuant to the Sky Ranch O&G Lease as royalties from oil and gas production from wells in our mineral estate at Sky Ranch. The royalties for the three months ended November 30, 2018, were $31,400, as compared to $41,800 for the same period in 2017. The decrease in oil and gas royalties is a result of lower production of oil and gas from wells in our mineral estate at Sky Ranch.

Index
Interest Income – Interest income represents interest earned on the temporary investment of capital in cash and cash equivalents, investments, finance charges, and interest accrued on the notes receivable from the Rangeview District and the Sky Ranch Districts. The increase was primarily attributable to interest on the notes receivable from the Rangeview District and the Sky Ranch Districts, net of decreased interest attributable to the use of cash to invest in the development of Sky Ranch.

Liquidity, Capital Resources and Financial Position

At November 30, 2018, our working capital, defined as current assets less current liabilities, was $24.5 million, which included $12.3 million in cash and cash equivalents and short-term investments. We believe that as of November 30, 2018, and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months.

Sky Ranch Development

In the spring of fiscal year 2018, we began construction of off-site improvements at Sky Ranch, including drainage improvements, access roads and other improvements which are estimated to cost approximately $35 million, which includes estimated reimbursable costs of approximately of $27 million that will be reimbursable to us by the CAB, and that lot sales to home builders will generate approximately $36 million in revenues, providing a margin on lots of approximately $1 million prior to receipt of reimbursable expenses. We and the CAB have agreed that no payment is required by the CAB with respect to reimbursable costs unless and until the CAB and/or the Sky Ranch Districts issue bonds in an amount sufficient to reimburse us for all or a portion of advances provided or expenses incurred for reimbursables. Due to this contingency, the reimbursable costs will be included in lot development capitalized costs until the point in time when bonding is obtained. At that point, all reimbursable costs will be recorded as a note receivable and will reduce any remaining capitalized costs. Any excess will be recognized as other income from CAB reimbursement. In November 2017, each builder completed its due diligence under the Purchase and Sale Contracts, at which time certain earnest money deposits by each builder became non-refundable. In July 2018, we obtained final approval of the entitlements for the property and achieved the first payment milestone for 150 platted lots to two of our builders. We received a payment of $2,500,000, and the two builders posted letters of credit for an additional $7,775,000. We are working to complete construction of finished lots in fiscal year 2019 and will receive two additional payments, to be distributed from the escrowed funds, from each of these builders. The first additional payment will be distributed upon completion of construction of wet utilities, and the final payment will be distributed upon completion of finished lots. Additionally, we will receive payment from our third builder upon completion of finished lots. We believe that our plan for phased construction and delivery of lots together with the progress payments from builders will enable us to have adequate cash to fund the development of lots.

ECCV Capacity Operating System

Pursuant to a 1982 contractual right, the Rangeview District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than 10 miles of buried water pipeline located on the Lowry Range. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as the Rangeview District’s service provider and the Export Water Contractor (as defined in the 2014 Amended and Restated Lease Agreement among us, the Rangeview District and the Land Board), we entered into an agreement to operate and maintain the ECCV facilities, allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat fee of $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from the ECCV’s system, which is included in the water usage fees charged to customers. In addition, in 2018 the ECCV system has cost us and is anticipated to continue to cost us approximately $8,200 per month to maintain.

South Metropolitan Water Supply Authority (“SMWSA”) and the Water Infrastructure Supply Efficiency Partnership (“WISE”)

SMWSA is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members, including the Rangeview District. Pursuant to the SMWSA Participation Agreement with the  Rangeview District, we agreed to provide funding to the Rangeview District in connection with its membership in the SMWSA. In July 2013, the Rangeview District, together with nine other SMWSA members, formed an entity to enable its members to participle in a cooperative water project known as WISE and entered into an agreement that specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. On December 31, 2013, the South Metro WISE Authority (“SMWA”), the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”) and the City of Aurora acting by and through its Utility Enterprise (“Aurora Water”) entered into the Amended and Restated WISE Partnership – Water Delivery Agreement (the “WISE Partnership Agreement”), which provides for the purchase of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. We have entered into the Rangeview/Pure Cycle WISE Project Financing Agreement (the “WISE Financing Agreement”), which obligates us to fund the Rangeview District’s cost of participating in WISE. We anticipate that we will be investing approximately $3.0 million in 2019 and $6.8 million in total over the next five fiscal years to fund the Rangeview District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE. In exchange for funding the Rangeview District’s obligations in WISE, we will have the sole right to use and reuse the Rangeview District’s 7% share of the WISE water and infrastructure to provide water service to the Rangeview District’s customers and to receive the revenue from such service. At full capacity, we will be entitled to approximately three million gallons per day of transmission pipeline capacity and 500 acre feet per year of water.

Index
Summary Cash Flows Table

Table 5 - Summary Cash Flows Table

	Three Months Ended November 30,
	2018	2017	$ Change	% Change
Cash (used in) provided by:
Operating activities	$(5,729,000)	$(692,000)	$(5,037,000)	728%
Investing activities	$(4,795,400)	$(1,394,000)	$(3,401,400)	244%
Financing activities	$74,500	$214,600	$(140,100)	(65)%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water, wastewater services and lot fee sales and costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.

Cash used in operations in the three months ended November 30, 2018, increased by approximately $5.0 million compared to the three months ended November 30, 2017, which is primarily due to capitalized costs of $3.4 million recorded in inventories to develop lots at Sky Ranch, a contract asset recognized from lot sales of $1.0 million, recognition of deferred revenue from lot sales of $361,100, the payment of accounts payable and accrued liabilities of approximately $1.2 million related to incentive bonuses and land development activities, an increase in pre-paid expenses of $138,400 related to land development activities, and trade accounts receivable of $469,800 related to billings for water used for fracking, offset by net income of $634,000. Accounts payable and accrued liabilities and trade accounts receivable for the three months ended November 30, 2018, were consistent with those for the three months ended November 30, 2017. Inventories, contract asset and lot sale deferred revenue relate to our land development activities at Sky Ranch, which had not commenced at November 30, 2017. Additionally, we recognized $13,900 of deferred revenue from the Bison Lease during the three months ended November 30, 2018, which relates to the $157,000 payment, recognition of which was deferred, that we received for the Bison Lease in the three months ended November 2017.

Changes in Investing Activities – The use of cash in investing activities of $4.8 million during the three months ended November 30, 2018, consisted of the purchase of debt securities of $6.0 million, the investment in our water system of $2.5 million and the purchase of equipment of $42,900, offset by the cash provided from the maturity of debt securities of $3.7 million. Cash used in investing activities of $1.4 million in the three months ended November 30, 2017 consisted of the purchase of short-term investments of $885,600, the investment in our water system of $482,100 and the purchase of equipment of $26,300.

Changes in Financing Activities – Cash provided by financing activities during the three months ended November 30, 2018 of $74,500, consisted of the exercise of stock options of $78,300, offset by a payment to contingent liability holders of $3,700. Cash provided in financing activities of $214,600 during the three months ended November 30, 2017 consisted of a receipt of a note payable of $215,500 from Sky Ranch Metropolitan District No. 5 and a payment to contingent liability holders of $900.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist entirely of the contingent portion of the CAA as described in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply to the accompanying consolidated financial statements. The contingent liability is not reflected on our balance sheet because the obligation to pay the CAA is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.

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

Revenue Recognition

We generate revenues through two lines of business. Revenues are derived through our wholesale water and wastewater business and through the sale of developed land primarily for residential lots, both of which businesses are described below.

Wholesale Water and Wastewater Fees

We generate revenues through our wholesale water and wastewater business predominantly from three sources: (i) monthly wholesale water usage fees and wastewater service fees, (ii) one-time water and wastewater tap fees and construction fees/Special Facility funding, and (iii) consulting fees. Because these items are separately delivered and distinct, we account for each of the items separately, as described below.

(i)
Monthly water usage and wastewater treatment fees – Monthly wholesale water usage charges are assessed to our customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent (“SFE”) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on our water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard-sized lot. One SFE is assumed to have a water demand of approximately 0.4 acre feet per year and to contribute wastewater flows of approximately 300 gallons per day. Water usage pricing uses a tiered pricing structure. We recognize wholesale water usage revenues at a point in time upon delivering water to our customers or our governmental customers’ end-use customers, as applicable. Revenues recognized by us from the sale of Export Water and other portions of our Rangeview Water Supply off the Lowry Range are shown gross of royalties to the Land Board. We are the primary distributor of the Export Water and set pricing for the sale of Export Water. Revenues recognized by us from the sale of water on the Lowry Range are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District. For water sales on the Lowry Range, the Rangeview District is directly selling the water and deemed the primary distributor of the water.  The Rangeview District sets the price for the water sales on the Lowry Range.

In addition to providing domestic water, we provide raw water to industrial customers in the oil and gas industry located in our service areas and adjacent to our service areas for hydraulic fracturing. Frack water deliveries are recognized at a point in time upon delivering water to a customer.

We recognize wastewater treatment revenues monthly based on a flat monthly fee and actual usage charges. The monthly wastewater treatment fees are shown net of amounts retained by the Rangeview District. Costs of delivering water and providing wastewater service to customers are recognized as incurred.

(ii)
Water and wastewater tap fees/Special Facility funding – We recognize water and wastewater tap fees as revenue at the time we grant a right for the customer to tap into the water or wastewater service line to obtain service. The water tap fees recognized are based on the amounts billed to the Rangeview District and any amounts paid to third parties pursuant to the CAA as further described in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply to the accompanying consolidated financial statements.

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

Index
Land Development Activities

We generate revenues through the sale of finished lots at our Sky Ranch development primarily from several sources of revenues (i) the sale of finished lots, (ii) construction support activities, (iii) project management services, and (iv) reimbursable expenses incurred to develop certain infrastructure.

(i)
Sale of finished lots – We acquired 931 acres of land zoned as a Master Planned Community known as Sky Ranch along the I-70 corridor east of Denver, Colorado. We have entered into purchase and sale agreements with three separate home builders pursuant to which we agreed to sell, and each builder agreed to purchase, residential lots at the property. We began construction of lots on March 1, 2018 and segment our reporting of the activity relating to the costs and revenues from the construction and sale of lots at Sky Ranch.

We sell lots at Sky Ranch pursuant to distinct agreements with each builder. These agreements follow one of two formats. One format is the sale of a finished lot, whereby the purchaser pays for a ready-to-build finished lot and payment is a lump-sum payment upon completion of the finished lot. We will recognize revenues at the point in time of the closing of the sale of a finished lot in which control transfers to the builder and the builder is able to obtain a building permit, as the transaction cycle will be complete, and we will have no further obligations for the lot.

Our second format is the sale of finished lots pursuant to a development agreement with builders, whereby we receive payments in stages that include (i) payment upon the delivery of platted lots (which requires us to deliver deeded title to individual lots), (ii) a second payment upon the completion of certain infrastructure milestones, and (iii) final payment upon the delivery of the finished lot. Ownership and control of the platted lots pass to the builders once we close the sale of the platted lots. Because the builder (i.e., the customer) takes control of the lot at the first closing and subsequent improvements made by us improve the builder’s lot as construction progresses, we account for revenue over time with progress measured based upon costs incurred to date compared to total expected costs and any revenue in excess of amounts entitled to be billed will be reflected on the balance sheet as a contract asset and amounts received in excess of revenue recognized are recorded as deferred revenue. We do not have any material significant payment terms as all payments are expected to be received within 12 months after the delivery of the platted lot. We adopted the practical expedient for financing components and do not need to account for a financing component of these lot sales as the delivery of lot sales is expected to occur within one year or less.

(ii)
Construction support activities – We perform certain construction activities at Sky Ranch. The activities performed include construction and maintenance of the grading, erosion and sediment control best management practices and other construction-related services. These activities are invoiced upon completion and will accrue to the reimbursable amount due from the CAB upon issuance of bonds by the CAB.

(iii)
Project management services – We entered into two Service Agreements for Project Management Services with the CAB on May 2, 2018. Pursuant to these agreements, we act as the project manager and provide any and all services required to deliver the CAB-eligible improvements, including but not limited to CAB compliance, planning design and approvals, project administration, contractor agreements, construction management and administration, and CAB acceptance. We submit a monthly invoice to the CAB. We are responsible for all expenses we incur in the performance of the agreements and are not entitled to any reimbursement or compensation except as defined in the agreements, unless otherwise approved in advance by the CAB in writing. The CAB is subject to annual budget and appropriation procedures and does not intend to create a multiple-fiscal year direct or indirect debt or other financial obligation. The project management fee is five percent (5%) of actual construction costs of CAB-eligible improvements. The project management fee is based only on the actual costs of the improvements; thus, items such as fees, permits, review fees, consultant or other soft costs, land acquisition, or any other costs that are not directly related to the cost of construction of CAB-eligible improvements are not included in the calculation of the project management fee. All such costs that are excluded from calculating the project management fee are reimbursable to us as the project manager, provided that they are exclusively spent on CAB-eligible improvements that are reasonable in comparison to other similar projects in the Denver metropolitan area and approved by the CAB. These services will accrue to the reimbursable amount due from the CAB upon issuance of bonds by the CAB.

(iv)
Reimbursable expenses – The CAB is required to construct certain infrastructure, the costs of which qualify as reimbursable costs. Reimbursable costs include water distribution systems, sewer collection systems, storm water system, drainage improvements, roads, curb, sidewalks, landscaping, and parks. We obligated to finance this infrastructure pursuant to our agreements with the CAB (see Note 6 in Related Parties Transactions to the accompanying consolidated financial statements). We and the CAB have agreed that no payment is required with respect to advances made by us or expenses incurred related to construction of improvements unless and until the CAB and/or the Sky Ranch Districts issue bonds in an amount sufficient to reimburse us for all or a portion of the advances made and expenses incurred. Due to this contingency, the reimbursable costs will be included in lot development costs until the point in time when bonding is obtained. At that point, all previously incurred reimbursable costs will be recorded as a note receivable.

Index
Leases

Revenues received pursuant to the Sky Ranch O&G Lease and the Bison Lease consisting of up-front payments were recognized as other income on a straight-line basis over the initial term or extension of term, as applicable, of the leases.

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

Our water assets will be utilized in the provision of water services that inevitably will encompass many housing and economic cycles. Our service capacities are quantitatively estimated based on an average single family home utilizing 0.4 acre feet of water per year. Average water deliveries are approximately 0.4 acre feet; however, approximately 50% or 0.2 acre feet are returned and available for reuse. Our water supplies are legally decreed to us through the water court. The water court decree allocates a specific amount of water (subject to continued beneficial use), which historically has not changed. Thus, individual housing and economic cycles typically do not have an impact on the number of connections we can serve with our supplies or the amount of water legally decreed to us relating to these supplies.

Our Front Range Water Rights – We determine the undiscounted cash flows for our Denver-based assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2018, and determined that there were no material changes and that our Denver-based assets are not impaired and their costs are deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g., Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. Our combined Rangeview Water Supply and Sky Ranch water assets have a carrying value of $38.9 million as of November 30, 2018. Based on the carrying value of our water rights, the long-term and uncertain nature of any development plans, current tap fees of $24,974 and estimated gross margins, we estimate that we would need to add 2,300 new water connections (requiring 4% of our portfolio) to generate net revenues sufficient to recover the costs of our Rangeview Water Supply and Sky Ranch water assets. If tap fees increase 5%, we would need to add 2,200 new water taps (requiring 3.8% of our portfolio) to recover the costs of our Rangeview Water Supply and Sky Ranch water assets. If tap fees decrease 5%, we would need to add 2,400 new water taps (requiring 4.2% of our portfolio) to recover the costs of our Rangeview Water Supply and Sky Ranch water assets.

Although the timing of actual new home development throughout the Front Range will impact our estimated tap sale projections, it will not alter our water ownership, our service obligations to existing properties or the number of SFEs we can service.

Share-Based Compensation

We estimate the fair value of share-based payment awards made to key employees and directors on the date of grant using the Black-Scholes option pricing model. We then expense the fair value over the vesting period of the grant using a straight-line expense model. The fair value of share-based payments requires management to estimate or calculate various inputs such as the volatility of the underlying stock, the expected dividend rate, the estimated forfeiture rate and an estimated life of each option. We do not expect any forfeiture of option grants; therefore, the compensation expense has not been reduced for estimated forfeitures. These assumptions are based on historical trends and estimated future actions of option holders and may not be indicative of actual events, which may have a material impact on our financial statements. For further details on share-based compensation expense, see Note 5 – Shareholders’ Equity to the accompanying consolidated financial statements.

Recently Adopted and Issued Accounting Pronouncements

See Note 1 – Presentation of Interim Information to the accompanying consolidated financial statements for recently adopted and issued accounting pronouncements.

Index
Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained in or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Forward-looking statements include, among others, statements we make regarding:

●	the reimbursements of certain costs by the CAB;
●	material changes to unrecognized tax positions;
●	the impact of new accounting pronouncements;
●	the policies and procedures to value certain financial instruments;
●	estimated revenues under the CAA;
●	the timing and impact on our financial statements of new home construction and other development in the areas where we may sell our water;
●	utilization of our water assets;
●	growth in our targeted service area;
●	anticipated AMT refund in future years;
●	plans to continue to provide water and wastewater services to commercial and industrial customers;
●	projected capital spending and projected gross proceeds and margin on lot sales for the first phase of Sky Ranch;
●	timing of delivery of finished lots at Sky Ranch;
●	expected payments to be received from builders;
●	sufficiency of our working capital to fund our operations for the next 12 months;
●	our ability to fund improvements needed to deliver finished lots to home builders at Sky Ranch by phasing construction and delivery of lots and utilizing progress payments from builders;
●	consistency of director compensation;
●	costs associated with the use of the ECCV system;
●	infrastructure to be constructed over the next several years, including the expected costs thereof;
●	investments over the next five years for the WISE project;
●	estimated transmission pipeline capacity of, and decreed amount of water from, the WISE project upon its completion;
●	estimates associated with revenue recognition, asset impairments, and cash flows from our water assets;
●	variance in our estimates of future tap fees and future operating costs;
●	estimated number of SFE connections that can be served by our water systems;
●	number of new water connections necessary to recover costs;
●	expected vesting and forfeitures of stock options;
●	objectives of our investment activities; and
●	timing of the recognition of income related to the Bison Lease.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation:

●	the timing of new home construction and other development in the areas where we may sell our water;
●	population growth;
●	employment rates;
●	timing of oil and natural gas development in the areas where we sell our water;
●	general economic conditions;
●	the market price of water;
●	the market price of oil and natural gas;
●	changes in customer consumption patterns;
●	changes in applicable statutory and regulatory requirements;
●	changes in governmental policies and procedures;
●	uncertainties in the estimation of water available under decrees;
●	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
●	uncertainties in the estimation of the service life of our systems;
●	uncertainties in the estimation of costs of construction projects;
●	the strength and financial resources of our competitors;
●	our ability to manage the increasing demands of our expanded operations;
●	our ability to find and retain skilled personnel;
●	climatic and weather conditions, including floods, droughts and freezing conditions;
●	unauthorized access to confidential information and data on our information technology systems and systems and data breaches;

Index
●	labor relations;
●	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
●	availability and cost of labor, material and equipment;
●	delays in anticipated permit and construction dates;
●	engineering and geological problems;
●	environmental risks and regulations;
●	our ability to raise capital;
●	volatility in the price of our common stock;
●	our ability to negotiate contracts with new customers;
●	the outcome of any litigation and arbitration proceedings;
●	uncertainties in water court rulings;
●	our ability to collect on any judgments; and
●	factors described under “Risk Factors” in our 2018 Annual Report.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest-bearing investments. As of November 30, 2018, we own one certificate of deposit and four U.S. Treasury debt securities with stated maturity dates and locked interest rates. Therefore, we are not subject to interest rate fluctuations. We have no investments denominated in foreign currencies; therefore, our investments are not subject to foreign currency exchange rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of November 30, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

January 7, 2019