Form 10-Q
period 2019-02-28
PURE CYCLE CORP
filed 2019-04-08
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 5, 2019:

Common stock, 1/3 of $.01 par value	23,801,598
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

Index
PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:	February 28, 2019	August 31, 2018
	(unaudited)
Current assets:
Cash and cash equivalents	$3,977,307	$11,565,038
Short-term investments	7,136,735	8,717,967
Trade accounts receivable, net	229,932	1,067,268
Prepaid expenses and other current assets	1,506,631	1,372,886
Inventories	12,144,114	5,195,059
Total current assets	24,994,719	27,918,218

Long-term investments	—	190,370
Investments in water and water systems, net	41,993,268	36,721,884
Land and mineral interests	4,795,845	4,659,569
Notes receivable - related parties, including accrued interest	944,062	906,199
Other assets	885,398	777,734
Long-term land investment	450,641	450,641
Deferred tax asset	282,000	282,000
Total assets	$74,345,933	$71,906,615

LIABILITIES:
Current liabilities:
Accounts payable	$189,767	$787,662
Accrued liabilities	2,065,431	849,538
Deferred revenues, current	1,455,241	361,050
Deferred oil and gas lease payment, current	55,733	55,733
Total current liabilities	3,766,172	2,053,983

Deferred revenues, less current portion	32,511	60,378
Participating Interests in Export Water Supply	333,275	339,035
Total liabilities	4,131,958	2,453,396

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $.0.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 23,801,598 and 23,764,098 shares outstanding, respectively	79,344	79,218
Additional paid-in capital	172,107,735	171,831,293
Accumulated other comprehensive income	12,687	66,446
Accumulated deficit	(101,986,224)	(102,524,171)
Total shareholders’ equity	70,213,975	69,453,219
Total liabilities and shareholders’ equity	$74,345,933	$71,906,615

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended February 28,				Six Months Ended February 28,
	2019		2018		2019	2018
Revenues:
Metered water usage		$159,018		$803,771	$1,526,869		$1,726,344
Wastewater treatment fees		7,509		9,293	16,402		20,482
Water tap fees recognized		467,076		—	721,902		49,948
Lot sales		1,946,381		—	3,327,577		—
Other		50,435		31,597	110,218		58,019
Total revenues		2,630,419		844,661	5,702,968		1,854,793

Expenses:
Water service operations		(229,620)		(136,804)	(564,784)		(488,619)
Wastewater service operations		(4,655)		(8,684)	(7,377)		(14,671)
Lot fee construction costs		(1,829,598)		—	(3,127,922)		—
Other		(31,140)		(24,127)	(70,273)		(40,579)
Depletion and depreciation		(161,114)		(110,122)	(312,375)		(230,720)
Total cost of revenues		(2,256,127)		(279,737)	(4,082,731)		(774,589)
Gross profit		374,292		564,924	1,620,237		1,080,204

General and administrative expenses		(559,608)		(519,626)	(1,198,441)		(1,180,608)
Depreciation		(90,392)		(59,611)	(178,405)		(113,999)
Operating (loss) income		(275,708)		(14,313)	243,391		(214,403)

Other income (expense):
Oil and gas lease income, net		13,934		13,933	27,867		23,222
Oil and gas royalty income, net		44,416		49,778	75,841		91,540
Interest income		121,661		52,512	192,823		106,974
Other		(328)		(1,748)	(1,975)		(3,782)
Income (loss) from operations before income taxes		(96,025)		100,162	537,947		3,551
Net income (loss)		$(96,025)		$100,162	$537,947		$3,551
Unrealized holding gains (losses)		(65,555)		11,096	(53,759)		30,718
Total comprehensive income (loss)		$(161,580)		$111,258	$484,188		$34,269

Basic net income (loss) per common share	$	*	$	*	$0.02	$	*
Diluted net income (loss) per common share	$	*		*	$0.02		*

Weighted average common shares outstanding–basic		23,799,931		23,760,765	23,786,181		23,757,431
Weighted average common shares outstanding–diluted		23,799,931		23,915,194	23,995,760		23,893,272

* Amount is less than $0.01 per share

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three Months ended February 28, 2019 and 2018
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
November 30, 2018 balance:	432,513	$433	23,789,098	$79,302	$172,012,936	$78,242	$(101,890,199)	$70,280,714
Stock option exercises			12,500	$42	$36,558	—	—	36,600
Share-based compensation	—	—	—	—	58,241	—	—	58,241
Net loss	—	—	—	—	—	—	(96,025)	(96,025)
Unrealized holding gain on investments	—	—	—	—	—	(65,555)	—	(65,555)
February 28, 2019 balance:	432,513	$433	23,801,598	$79,344	$172,107,735	$12,687	$(101,986,224)	$70,213,975

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
November 30, 2017 balance:	432,513	$433	23,754,098	$79,185	$171,511,679	$8,517	$(103,035,462)	$68,564,352
Stock option exercises			10,000	$33	$74,967	—	—	75,000
Share-based compensation	—	—	—	—	77,385	—	—	77,385
Net income	—	—	—	—	—	—	100,162	100,162
Unrealized holding gain on investments	—	—	—	—	—	11,096	—	11,096
February 28, 2018 balance:	432,513	$433	23,764,098	$79,218	$171,664,031	$19,613	$(102,935,300)	$68,827,995

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Six Months Ended February 28, 2019 and 2018
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
August 31, 2018 balance:	432,513	$433	23,764,098	$79,218	$171,831,293	$66,446	$(102,524,171)	$69,453,219
Stock option exercises			37,500	$126	$114,725	—	—	114,851
Share-based compensation	—	—	—	—	161,717	—	—	161,717
Net income	—	—	—	—	—	—	537,947	537,947
Unrealized holding gain on investments	—	—	—	—	—	(53,759)	—	(53,759)
February 28, 2019 balance:	432,513	$433	23,801,598	$79,344	$172,107,735	$12,687	$(101,986,224)	$70,213,975

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
August 31, 2017 balance:	432,513	$433	23,754,098	$79,185	$171,431,486	$(11,105)	$(103,993,900)	$67,506,099
Stock option exercises			10,000	$33	$74,967	—	—	75,000
Share-based compensation	—	—	—	—	157,578	—	—	157,578
Adoption of accounting standards	—	—	—	—	—	—	1,055,049	1,055,049
Net income	—	—	—	—	—	—	3,551	3,551
Unrealized holding gain on investments	—	—	—	—	—	30,718	—	30,718
February 28, 2018 balance:	432,513	$433	23,764,098	$79,218	$171,664,031	$19,613	$(102,935,300)	$68,827,995

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended February 28,
	2019	2018
Cash flows from operating activities:
Net income	$537,947	$3,551
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and depletion	490,780	344,719
Recovery of bad debt expense	(31,233)	—
Equity loss in Well Enhancement Recovery Systems, LLC	5,203	5,204
Share-based compensation expense	161,717	157,578
Interest income and other non-cash items	(210)	30,508
Interest added to receivable from related parties	(19,885)	(15,057)
Changes in operating assets and liabilities:
Trade accounts receivable	868,570	(226,092)
Prepaid expenses	(133,745)	(1,091,882)
Inventories	(5,016,918)	—
Notes receivable - related parties	(17,978)	(60,244)
Other assets	(90,097)	—
Accounts payable and accrued liabilities	(1,314,140)	(332,008)
Deferred revenues	1,094,191	—
Deferred oil and gas lease payment	(27,867)	143,978
Net cash used in operating activities	(3,493,665)	(1,039,745)

Cash flows from investing activities:
Sale and maturities of short-term investments	22,555,619	2,928,145
Purchase of short-term investments	(20,837,776)	(1,244,889)
Investments in water, water systems, and land	(5,788,964)	(1,769,695)
Investments in Sky Ranch development	—	(1,490,000)
Purchase of property and equipment	(132,034)	(160,699)
Net cash used in investing activities	(4,203,155)	(1,737,138)

Cash flows from financing activities:
Proceeds from note receivable - related parties	—	215,504
Proceeds from the issuance of stock	114,851	75,000
Payments to contingent liability holders	(5,762)	(1,621)
Net cash provided by (used in) financing activities	109,089	288,883
Net change in cash and cash equivalents	(7,587,731)	(2,488,000)
Cash and cash equivalents – beginning of period	11,565,038	5,575,823
Cash and cash equivalents – end of period	$3,977,307	$3,087,823

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories included in accounts payable and accrued liabilities	$1,932,137	$—

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2019

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The February 28, 2019 consolidated balance sheet, the consolidated statements of operations and comprehensive income (loss) for the three and six months ended February 28, 2019 and 2018, the consolidated statements of shareholders’ equity for the three and six months ended February 28, 2019 and 2018, and the consolidated statements of cash flows for the six months ended February 28, 2019 and 2018 have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at February 28, 2019, and for all periods presented.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a reputable financial institution. At various times during the three months ended February 28, 2019, the Company’s main operating account exceeded federally insured limits. To date, the Company has not suffered a loss due to such excess balance.

Land Development Inventories

Inventories primarily include land held for development and sale and are stated at cost. Capitalized lot development costs at Sky Ranch are costs incurred to construct finished lots at Sky Ranch that meet the Company’s capitalization criteria for improvements to a lot and are capitalized as incurred. The Company capitalizes certain legal, engineering, design, permitting, land acquisition, and construction costs related to the development of lots at Sky Ranch. The Company uses the specific identification method for the purpose of accumulating land development costs and allocates costs to each lot to determine the cost basis for each lot sale. The Company records land cost of sales for two of three of our builders over time based on inputs of costs to total costs and for one builder at a point in time as lots are delivered.

In accordance with Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment (“ASC 360”), the Company measures land held for sale at the lower of the carrying value or fair value less estimated costs to sell. In determining fair value, the Company primarily relies upon the most recent negotiated price. If a negotiated price is not available, the Company will consider several factors, including, but not limited to, current market conditions, recent comparable sales transactions and market analysis studies. If the fair value less estimated costs to sell is lower than the current carrying value, the land is impaired to its estimated fair value less costs to sell.

Contract Asset

Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required. Contract asset is revenue which has been earned but not invoiced. The contract assets are transferred to the receivables when the Company has the right to bill such amounts and they are invoiced.

Index
Investments

Management determines the appropriate classification of its investments in certificates of deposit and U.S. Treasury debt securities at the time of purchase and re-evaluates such determinations each reporting period.

Certificates of deposit and U.S. Treasury debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company has $191,600 of investments classified as held-to-maturity at February 28, 2019, which represent certificates of deposit with a maturity date in October 2019.

Securities that the Company does not have the positive intent or ability to hold to maturity, including certificates of deposit and U.S. Treasury debt securities, are reported at their fair value. Changes in value of such securities are recorded as a component of Accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. The Company’s U.S. Treasury debt securities matured at various dates through March 2019.

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

Long-Term Financial Liabilities – Comprehensive Amendment Agreement No. 1 (the “CAA”) is comprised of a recorded balance sheet and an off-balance sheet or “contingent” obligation associated with the Company’s acquisition of its “Rangeview Water Supply” (as defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2018 Annual Report). The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (as defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2018 Annual Report). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value. The CAA is described further in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply.

Notes Receivable – Related Parties – The carrying amounts of the notes receivable – related parties: Rangeview Metropolitan District (the “Rangeview District”), Sky Ranch Metropolitan District No. 5, and the Sky Ranch Community Authority Board (the “CAB”) approximate their fair value because the interest rates on the notes approximate market rates.

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

Index
Wholesale Water and Wastewater Fees

The Company generates revenues through its wholesale water and wastewater business predominantly from three sources: (i) monthly wholesale water usage fees and wastewater service fees, including monthly usage fees for water deliveries to the oil and gas industry for hydraulic fracturing, (ii) one-time water and wastewater tap fees and construction fees/Special Facility funding (as defined below), and (iii) consulting fees. Because these items are separately delivered and distinct, the Company accounts for each of the items separately, as described below.

(i)
Monthly water usage and wastewater treatment fees – Monthly wholesale water usage charges are assessed to the Company’s customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent (“SFE”) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company’s water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard-sized lot. One SFE is assumed to have a water demand of approximately 0.4 acre feet per year and to contribute wastewater flows of approximately 300 gallons per day. Water usage pricing uses a tiered pricing structure. The Company recognizes wholesale water usage revenues at a point in time upon delivering water to its customers or its governmental customers’ end-use customers, as applicable. Revenues recognized by the Company from the sale of Export Water and other portions of its Rangeview Water Supply off the “Lowry Range” (as described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2018 Annual Report) are shown gross of royalties to the State of Colorado Board of Land Commissioners (the “Land Board”). The Company is the distributor of the Export Water and sets pricing for the sale of Export Water. Revenues recognized by the Company from the sale of water on the Lowry Range are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District. For water sales on the Lowry Range, the Rangeview District is directly selling the water and deemed the distributor of the water. The Rangeview District sets the price for the water sales on the Lowry Range. See further description of Export Water, the Lowry Range, and the Rangeview Water Supply in Note 4 – Water and Land Assets under “Rangeview Water Supply and Water System” in Part II, Item 8 of the 2018 Annual Report.

In addition to providing domestic water, the Company provides raw water for hydraulic fracturing to industrial customers in the oil and gas industry that are located in and adjacent to its service areas. Frack water revenues are recognized at a point in time upon delivering water to a customer.

The Company delivered 13.8 million and 62.7 million gallons of water to customers during the three months ended February 28, 2019 and 2018, respectively, of which 68% and 94% was used for oil and gas exploration. The Company delivered 135.4 million and 140.2 million gallons of water to customers during the six months ended February 28, 2019 and 2018, respectively, of which 79% and 90% was used for oil and gas exploration.

The Company recognizes wastewater treatment revenues monthly based on a flat monthly fee and actual usage charges. The monthly wastewater treatment fees are shown net of amounts retained by the Rangeview District. Costs of delivering water and providing wastewater service to customers are recognized as incurred.

(ii)
Water and wastewater tap fees/Special Facility funding – The Company recognizes water and wastewater tap fees as revenue at the time the Company grants a right for the customer to tap into the water or wastewater service line to obtain service. The Company recognized $392,500 and $0 of water tap fee revenues during the three months ended February 28, 2019 and 2018, respectively, and $619,400 and $49,900 of water tap fee revenues during the six months ended February 28, 2019 and 2018, respectively. The water tap fees recognized are based on the amounts billed by the Rangeview District and any amounts paid to third parties pursuant to the CAA as further described in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply below. The Company recognized $74,500 and $102,500 of wastewater tap fee revenues during the three and six months ended February 28, 2019, respectively. No wastewater taps were sold during the three or six months ended February 28, 2018.

The Company recognizes construction fees, including fees received to construct “Special Facilities,” over time as the construction is completed because the customer is generally able to use the property improvement to enhance the value of other assets during the construction period. Special Facilities are facilities that enable water to be delivered to a single customer and are not otherwise classified as a typical wholesale facility or retail facility. Temporary infrastructure required prior to construction of permanent water and wastewater systems or transmission pipelines to transfer water from one location to another are examples of Special Facilities. Management has determined that Special Facilities are separate and distinct performance obligations because these projects are contracted to construct a specific water and wastewater system or transmission pipeline and typically do not include multiple performance obligations in a contract with a customer. No Special Facilities revenue has been recognized during the three and six months ended February 28, 2019 or 2018.

(iii)
Consulting fees – Consulting fees are fees that the Company receives, typically on a monthly basis, from municipalities and area water providers along the I-70 corridor, for contract operations services over time as services are consumed. Consulting fees are recognized monthly based on a flat monthly fee plus charges for additional work performed. The Company recognized $50,400 and $31,600 of consulting fees during the three months ended February 28, 2019 and 2018, respectively and $110,200 and $58,000 of consulting fees during the six months ended February 28, 2019 and 2018, respectively.

Index
Land Development Activities

The Company generates revenues through the sale of finished lots at its Sky Ranch development primarily from several sources of revenues: (i) the sale of finished lots, (ii) construction support activities, (iii) project management services, and (iv) reimbursable expenses incurred to develop certain infrastructure.

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

The Company sells lots at Sky Ranch pursuant to distinct agreements with each builder. These agreements follow one of two formats. One format is the sale of a finished lot, whereby the purchaser pays for a ready-to-build finished lot and payment is a lump-sum payment upon completion of the finished lot. The Company recognizes revenues at the point in time of the closing of the sale of a finished lot in which control transfers to the builder and the builder is able to obtain a building permit, as the transaction cycle is complete, and the Company has no further obligations for the lot. As of the three and six months ended February 28, 2019, the Company had received from one home builder in exchange for the delivery of four platted lots a total payment of $300,000, which was recognized at a point of time of the closing of the sale of the finished lots. No revenue was recognized for lot sales at a point in time for the three or six months ended February 28, 2018.

The Company’s second format is the sale of finished lots pursuant to a development agreement with builders, whereby the Company receives payments in stages that include (i) payment upon the delivery of platted lots (which requires the Company to deliver deeded title to individual lots), (ii) a second payment upon the completion of certain infrastructure milestones, and (iii) final payment upon the delivery of the finished lot. Ownership and control of the platted lots pass to the builders once the Company closes the sale of the platted lots. Because the builder (i.e., the customer) takes control of the lot at the first closing and subsequent improvements made by the Company improve the builder’s lot as construction progresses, the Company accounts for revenue over time with progress measured based upon costs incurred to date compared to total expected costs and any revenue in excess of amounts entitled to be billed are reflected on the balance sheet as a contract asset and amounts received in excess of revenue recognized are recorded as deferred revenue. As of February 28, 2019, the Company had received from three home builders in exchange for delivery of 150 platted lots total payments of $6.6 million, of which $5.2 million had been recognized based upon costs incurred to date compared to total expected costs. For the three and six months ended February 28, 2019, the Company recognized $1,646,400 and $3,027,600 of lot sales over time, respectively. No revenue was recognized for lot sales for the three or six months ended February 28, 2018. The Company had deferred revenue related to lot sales of $1,455,200 and $0 as of February 28, 2019 and 2018, respectively. The Company does not have any material significant payment terms as all payments are expected to be received within 12 months after the delivery of each platted lot.  The Company adopted the practical expedient for financing components and does not need to account for a financing component of these lot sales as the delivery of lot sales is expected to occur within one year or less.

(ii)
Construction support activities – The Company performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance of the grading erosion and sediment control best management practices and other construction-related services. These activities are invoiced upon completion and will accrue to the reimbursable amount due from the CAB upon issuance of municipal bonds by the CAB. Once the municipal bonds are issued, all reimbursable costs will be recorded as a note receivable and will reduce any remaining capitalized costs. Any excess will be recognized as a gain from the sale of municipal bond securities. To date, the Company has invoiced the CAB $340,700 for construction support activities, which amount is included in Inventories.

(iii)
Project management services – The Company entered into two Service Agreements for Project Management Services with the CAB on May 2, 2018. The CAB was organized by Sky Ranch Metropolitan District Nos. 1 and 5 to construct, operate and maintain certain public facilities and improvements in accordance with the Sky Ranch Community Authority Board Establishment Agreement and each of the service plans for Sky Ranch Metropolitan District Nos. 1 and 5. The Company has experience in providing project improvement services and is willing to provide such services to the CAB for reasonable consideration.

Index
Pursuant to these agreements, the Company acts as the project manager and provides any and all services required to deliver the CAB-eligible improvements, including but not limited to CAB compliance; planning design and approvals; project administration; contractor agreements; and construction management and administration. The Company must submit to the CAB a monthly invoice, in a form acceptable to the CAB. Invoices must be submitted no more frequently than once a month. The Company is responsible for all expenses it incurs in the performance of the agreements and is not entitled to any reimbursement or compensation except as defined in the agreements, unless otherwise approved in advance by the CAB in writing. The CAB is subject to annual budget and appropriation procedures and does not intend to create a multiple-fiscal year direct or indirect debt or other financial obligation. The Company receives a project management fee of five percent (5%) of actual construction costs of CAB-eligible improvements. The project management fee qualifies as a reimbursable cost to the Company. The project management fee is based only on the actual costs of the improvements; thus, items such as fees, permits, review fees, consultant or other soft costs, and land acquisition or any other costs that are not directly related to the cost of construction of CAB-eligible improvements are not included in the calculation of the project management fee. Soft costs and other costs that are not directly related to the construction of CAB-eligible improvements are being accrued to the reimbursable amount due from the CAB upon issuance of municipal bonds by the CAB. Once the municipal bonds are issued, all reimbursable costs will be recorded as a note receivable and will reduce any remaining capitalized costs. Any excess will be recognized as a gain from the sale of municipal bond securities. To date, the Company has accrued $580,400 in project management services to the CAB, which amount is included in Inventories.

(iv)
Reimbursable expenses – The CAB is required to construct certain infrastructure, the costs of which qualify as reimbursable costs. Reimbursable costs include water distribution systems, sewer collection systems, storm water system, drainage improvements, roads, curb, sidewalks, landscaping, and parks. The Company is obligated to finance this infrastructure pursuant to its agreements with the CAB (see Note 14 – Related Parties in Part II, Item 8 of the 2018 Annual Report). The Company and the CAB have agreed that no payment is required with respect to advances made by the Company or expenses incurred related to construction of improvements unless and until the CAB and/or the Sky Ranch Districts (as defined in Note 6 – Related Party Transactions) issue bonds in an amount sufficient to reimburse the Company for all or a portion of the advances made and expenses incurred. Due to this contingency, the reimbursable costs are included in lot development costs until the point in time when bonding is obtained. At that point, all previously incurred reimbursable costs will be recorded as a note receivable.

The Company evaluated disaggregation of revenue and has determined that no additional disaggregation of revenue is necessary.

Contract asset by segment is as follows:

	February 28, 2019	August 31, 2018
Wholesale water and wastewater services	$—	$—
Land development activities	—	—
Corporate	—	—
Balance, end of period	$—	$—

Changes in contract asset were as follows:

	February 28, 2019	August 31, 2018
Balance, beginning of period	$—	$—
Recognition of revenue contract asset	1,020,146	—
Contract asset invoiced	(1,020,146)	—
Balance, end of period	$—	$—

Deferred revenue by segment is as follows:

	February 28, 2019	August 31, 2018
Wholesale water and wastewater services	$—	$—
Land development activities	1,455,241	361,050
Oil and gas leases	88,244	116,111
Balance, end of period	1,543,485	477,161
Oil and gas leases, less current portion	(55,733)	(55,733)
Oil and gas leases, long term	32,511	60,378
Total oil and gas leases	$88,244	$116,111

Changes in deferred revenue were as follows:

	February 28, 2019	August 31, 2018
Balance, beginning of period	$477,161	$1,055,488
Cumulative effect of adoption of ASU 2014-09	—	(1,055,488)
Deferral of revenue	4,121,768	2,667,200
Recognition of unearned revenue	(3,055,444)	(2,190,039)
Balance, end of period	$1,543,485	$477,161

Index
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. At February 28, 2019, the Company had outstanding open contracts for $29,387,700, which primarily related to the sale of 506 lots at Sky Ranch. The Company expects to recognize approximately 54% of such revenue over the next 12 months.

Inventories

Inventories include land held for development and sale that the Company has developed and are stated at cost. Capitalized lot development costs at Sky Ranch are costs incurred to construct finished lots at Sky Ranch that meet the Company’s capitalization criteria for improvements to a lot and are capitalized as incurred. The Company capitalizes certain legal, engineering, design, permitting, land acquisition, and construction costs related to the development of lots at Sky Ranch. The Company uses the specific identification method for purposes of accumulating land development costs and allocates costs to each lot to determine the cost basis for each lot sale. The Company records all land cost of sales for those contracts accounted for over time with progress measured based upon costs incurred to date compared to total expected costs. For customer contracts accounted for at a point in time, all costs are accumulated and recognized at the point in time control transfers to the customer, which is generally at closing for each finished lot. Inventory costs include common area costs that the Company funded through the CAB.  The Company expects that the costs will be reimbursed by the CAB. The Company will record any reimbursements as a reduction of cost once the CAB has the ability to reimburse the costs (i.e., once the CAB has issued bonds).

In accordance with ASC 360, the Company measures land held for sale at the lower of the carrying value or fair value less estimated costs to sell. In determining fair value, the Company primarily relies upon the most recent negotiated price. If a negotiated price is not available, the Company will consider several factors, including, but not limited to, current market conditions, recent comparable sales transactions and market analysis studies. If the fair value less estimated costs to sell is lower than the current carrying value, the land is impaired to its estimated fair value less costs to sell.

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

Oil and Gas Lease Payments

As further described in Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2018 Annual Report, the Company entered into a Paid-Up Oil and Gas Lease and a Surface Use and Damage Agreement that were subsequently purchased by a wholly owned subsidiary of ConocoPhillips Company. Two wells were drilled within the Company’s mineral interest and placed into service and began producing oil and gas and accruing royalties to the Company. During the three months ended February 28, 2019 and 2018, the Company received $44,400 and $49,800 net of taxes, respectively, in royalties attributable to these two wells. During the six months ended February 28, 2019 and 2018, the Company received $75,800 and $91,500 net of taxes, respectively, in royalties attributable to these two wells. The Company classifies income from oil and gas lease and royalty payments as Other income in the statement of operations and comprehensive income (loss) as the Company does not consider these arrangements to be a primary operating business activity.

Deferred Revenue

Deferred revenue as of February 28, 2019, was comprised of unearned revenue from a Paid-Up Oil and Gas Lease between the Company and Bison Oil and Gas, LLP, for the purpose of exploring for, developing, producing, and marketing oil and gas on the 40 acres of mineral estate that the Company owns adjacent to the Lowry Range (the “Bison Lease”) and unearned revenue from advanced payments for lot sales at Sky Ranch.

The Company received an up-front payment of $167,200 in fiscal 2018, which will be recognized as income on a straight-line basis over three years (the term of the Bison Lease). The Company recognized lease income of $13,900 during each of the three months ended February 28, 2019 and 2018 related to the up-front payment received pursuant to the Bison Lease. The Company recognized lease income of $27,900 and $23,200 during the six months ended February 28, 2019 and 2018, respectively, related to the up-front payment received pursuant to the Bison Lease. As of February 28, 2019, and August 31, 2018, the Company had deferred revenue of $88,300 and $116,100, respectively, related to the Bison Lease that will be recognized as income ratably through September 2020.

As of February 28, 2019, the Company had deferred revenue from lot sales of approximately $1.5 million, which included (1) a $4.4 million payment from two builders for sales of platted lots at Sky Ranch, net of $3.3 million of lot fee revenue recognized in the six months ended February 28, 2019, based on the input method of total project costs incurred as a percent of completion, and (2) a $2.5 million payment from two builders for sales of platted lots at Sky Ranch, net of $2.1 million of lot fee revenue recognized in fiscal 2018 based on the input method of total project costs incurred as a percent of completion.

Index
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

Share-Based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company records share-based compensation costs as expense over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options has no impact on the income tax provisions. The Company recognized $58,200 and $77,400 of share-based compensation expense during the three months ended February 28, 2019 and 2018, respectively. The Company recognized $161,700 and $157,600 of share-based compensation expense during the six months ended February 28, 2019 and 2018, respectively.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits as of February 28, 2019.

As a result of H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), signed into law on December 22, 2017, the Company has a $282,000 alternative minimum tax (“AMT”) deferred tax asset for which it did not have a valuation allowance as of February 28, 2019 and August 31, 2018.  The Company expects to receive the AMT as a refund in future years.  Most, if not all, of this credit will be refundable starting with the filing of the 2018 (fiscal year ending 2019) through 2021 (fiscal year ending 2022) tax returns, subject to limitations of Internal Revenue Code Section 382 (arises with ownership changes) and the sequestration limitation of the Balanced Budget Act of 1997. The Company has evaluated the Tax Act and determined that the impact was immaterial.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal year 2015 through fiscal year 2018.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At February 28, 2019, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three or six months ended February 28, 2019 or 2018.

Income (Loss) per Common Share

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Common stock options of 209,579 common share equivalents as of the six months ended February 28, 2019, were included in the calculation of income per common share as dilutive common stock equivalents using the treasury stock method. Common stock options aggregating 50,000 common share equivalents as of the six months ended February 28, 2019, have been excluded from the calculation of income per common share as their effect is anti-dilutive. Common stock options of 135,840 common share equivalents as of the six months ended February 28, 2018, were included in the calculation of income per common share as dilutive common stock equivalents using the treasury stock method. Common stock options aggregating 32,500 common share equivalents as of the six months ended February 28, 2018, have been excluded from the calculation of income per common share as their effect is anti-dilutive.

Index
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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Companies will now use forward-looking information to better inform their credit loss estimates. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the provisions of the standard and the impact of the adoption on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the standard. The Company believes the impact of this standard on its condensed consolidated financial statements is immaterial.

In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. This standard expands the scope of ASC Topic 718, Compensation — Stock Compensation, which currently only includes share-based payments issued to employees, to include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes ASC Subtopic 505-50, Equity — Equity-Based Payments to Non-Employees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within these fiscal years. The Company is currently in the process of assessing the impact of this ASU on its condensed consolidated financial statements.

NOTE 2 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of significant input to determine where within the fair value hierarchy the measurement falls.

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the NASDAQ Stock Market. The Company had no Level 1 assets or liabilities as of February 28, 2019 or August 31, 2018.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had four and seven Level 2 assets as of February 28, 2019 and August 31, 2018, respectively, which consist of  U.S. Treasury debt securities.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability, the contingent portion of the CAA, as of February 28, 2019 and August 31, 2018. The Company has determined that the contingent portion of the CAA does not have a determinable fair value (see Note 4 – Long-Term Obligations and Operating Lease).

The Company maintains policies and procedures to value instruments using what management believes to be the best and most relevant data available.

Index
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

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of February 28, 2019:

			Fair Value Measurement Using:
	Fair Value	Cost / Other Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Accumulated Unrealized Gains and (Losses)
U.S. Treasury debt securities	$6,938,600	$6,925,900	$—	$6,938,600	$—	$12,700
Total	$6,938,600	$6,925,900	$—	$6,938,600	$—	$12,700

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of August 31, 2018:

			Fair Value Measurement Using:
	Fair Value	Cost / Other Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Accumulated Unrealized Gains and (Losses)
U.S. Treasury debt securities	$8,718,000	$8,644,900	$—	$8,718,000	$—	$66,400
Total	$8,718,000	$8,644,900	$—	$8,718,000	$—	$66,400

The Company also holds a certificate of deposit that is not carried at fair value on the consolidated balance sheets and is classified as a held-to-maturity security. As of February 28, 2019, the carrying amount of held-to-maturity securities was $191,600 and is included in short-term investments in the accompanying consolidated financial statements. As of August 31, 2018, the carrying amount of held-to-maturity securities was $190,400 and is recorded as long-term investments in the accompanying consolidated financial statements.

NOTE 3 – WATER AND LAND ASSETS

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2018 Annual Report. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the six months ended February 28, 2019.

Investment in Water and Water Systems

The Company’s Investments in Water and Water Systems consist of the following costs and accumulated depreciation and depletion at February 28, 2019 and August 31, 2018:

	February 28, 2019		August 31, 2018
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Rangeview Water Supply	$14,820,700	$(13,500)	$14,813,800	$(12,800)
Sky Ranch water rights and other costs	7,338,100	(652,600)	7,171,700	(561,400)
Fairgrounds water and water system	2,899,900	(1,106,900)	2,899,900	(1,062,900)
Rangeview water system	2,679,100	(288,800)	1,655,600	(261,200)
Water Supply – Other	4,535,600	(748,700)	4,337,200	(625,300)
Wild Pointe service rights	1,631,700	(267,700)	1,631,700	(267,700)
Sky Ranch pipeline	5,697,400	(316,400)	5,615,900	(222,000)
Construction in progress	5,785,400	—	1,609,400	—
Totals	45,387,900	(3,394,600)	39,735,200	(3,013,300)
Net investments in water and water systems	$41,993,300		$36,721,900

Index
Capitalized terms in this section not defined herein are defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2018 Annual Report.

Construction in progress primarily consists of capital water projects at Sky Ranch, including the wastewater facility, the water storage tank and the water pump station.

Depletion and Depreciation

The Company recorded depletion charges of $200 and $900 during the three months ended February 28, 2019 and 2018, respectively, and $800 and $1,000 during the six months ended February 28, 2019 and 2018, respectively. The depletion was related entirely to the Rangeview Water Supply.

The Company recorded $251,300 and $169,700 of depreciation expense during the three months ended February 28, 2019 and 2018, respectively. The Company recorded $491,000 and $344,700 of depreciation expense during the six months ended February 28, 2019 and 2018, respectively. These figures include depreciation for other equipment not included in the table above.

NOTE 4 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

The Participating Interests in Export Water Supply is an obligation of the Company that has no scheduled maturity date. Therefore, maturity of this liability is not disclosed in tabular format but is described below.

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

From time to time, the Company reacquired various portions of the CAA obligations, which retained their original priority, including the Land Board’s CAA interest which was assigned and relinquished to the Company in 2014. The Company did not make any CAA acquisitions during the three months ended February 28, 2019 and 2018.

As a result of the acquisitions, the Company is currently allocated approximately 88% of the total proceeds from the sale of Export Water after payment of the Land Board royalty. The acquisitions and cumulative sales of Export Water are detailed in the table below. The remaining potential third-party obligation at February 28, 2019, is approximately $1 million.

Index
	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third-Party Obligation	Participating Interests Liability	Contingency
Original balances	$—	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2018:
Acquisitions	—	28,042,500	(28,042,500)	(9,790,000)	(18,252,500)
Relinquishment	—	2,386,400	(2,386,400)	(832,100)	(1,554,300)
Option payments - Sky Ranch and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees (1)	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	737,300	(593,900)	(143,400)	(49,800)	(93,600)
Balance at August 31, 2018	1,380,700	29,638,100	1,007,400	339,100	668,300
Fiscal 2019 activity:
Export Water sale payments	138,900	(122,400)	(16,500)	(5,800)	(10,700)
Balance at February 28, 2019	$1,519,600	$29,515,700	$990,900	$333,300	$657,600

(1)	The Arapahoe County tap fees are net of $34,522 in royalties paid to the Land Board.

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means that the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. Of the next approximately $6.5 million of Export Water payouts, which based on current payout levels would occur over several years, the Company will receive approximately $5.7 million of revenue. Thereafter, the Company will be entitled to all but approximately $220,000 of the proceeds from the sale of Export Water after deduction of the Land Board royalty.

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

Index
The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the six months ended February 28, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value
Outstanding at August 31, 2018	535,500	$5.31	6.04	$3,180,990
Granted (1)	82,500	$10.48
Exercised	(37,500)	$3.06
Forfeited or expired	—	$—
Outstanding at February 28, 2019	580,500	$6.19	6.50	$2,343,935

Options exercisable at February 28, 2019	428,000	$5.30	5.65	$2,069,419

(1)	Includes 50,000 shares granted to Mr. Harding on September 26, 2018 and 32,500 total shares granted to non-employee directors on January 16, 2019.

The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan as of and for the six months ended February 28, 2019:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2018	155,833	$3.76
Granted	82,500	4.60
Vested	(85,834)	3.46
Forfeited	—	—
Non-vested options outstanding at February 28, 2019	152,499	$4.03

All non-vested options are expected to vest.

Stock-based compensation expense was $58,200 and $77,400 for the three months ended February 28, 2019 and 2018, respectively.  Stock-based compensation expense was $161,700 and $157,600 for the six months ended February 28, 2019 and 2018, respectively.

At February 28, 2019, the Company had unrecognized compensation expenses totaling $458,512 relating to non-vested options that are expected to vest. The weighted-average period over which these options are expected to vest is approximately two years.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Rangeview District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range and other approved areas. The Rangeview District is governed by an elected board of directors. Eligible voters and persons eligible to serve as a director of the Rangeview District must own an interest in property within the boundaries of the Rangeview District. The Company owns certain rights and real property interests which encompass the current boundaries of the Rangeview District. Sky Ranch Metropolitan District Nos. 1, 3, 4 and 5 (collectively, the “Sky Ranch Districts”) and the CAB are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing service to the Company’s Sky Ranch property. The current members of the board of directors of each of the Rangeview District, the Sky Ranch Districts and the CAB consist of three employees of the Company and one independent board member.

The Rangeview District

On December 16, 2009, the Company entered into a Participation Agreement with the Rangeview District, whereby the Company agreed to provide funding to the Rangeview District in connection with the Rangeview District joining the South Metro Water Supply Authority (“SMWSA”). The Company provides funding pursuant to the Participation Agreement annually with $22,200 and $198,200 being provided during fiscal years 2019 and 2018, respectively.

Through the WISE Financing Agreement, the Company agreed to fund the Rangeview District’s cost of participating in the regional water supply project known as the WISE partnership. The Company anticipates spending approximately $6.8 million over the next five fiscal years to fund the Rangeview District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE and to fund operations and water deliveries related to WISE. To date, the Company has capitalized the funding provided pursuant to the WISE Financing Agreement because the funding has been provided to purchase capacity in the WISE infrastructure. The Company’s total investment in the WISE assets as of February 28, 2019, is approximately $3.2 million.

Index
In 1995, the Company extended a loan to the Rangeview District. The loan provided for borrowings of up to $250,000, is unsecured, and bears interest based on the prevailing prime rate plus 2% (6.75% at February 28, 2019). The maturity date of the loan is December 31, 2020. In January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect. The $917,800 balance of the notes receivable at February 28, 2019, includes borrowings of $512,400 and accrued interest of $405,400.

Sky Ranch Metropolitan Districts No. 1, 3, 4 and 5

The Company has been providing funding to the Sky Ranch Districts. In each year since 2012, the Company entered into an Operation Funding Agreement with one of the Sky Ranch Districts, obligating the Company to advance funding to the Sky Ranch District for operations and maintenance expenses for the then-current calendar year. All payments were subject to annual appropriations by the Sky Ranch District in its absolute discretion. The advances by the Company accrued interest at a rate of 8% per annum from the date of the advance. The Operation Funding Agreements have been superseded by the 2018 FFAA as described below.

In November 2014, but effective as of January 1, 2014, the Company entered into a Facilities Funding and Acquisition Agreement with a Sky Ranch District obligating the Company to either finance district improvements or to construct improvements on behalf of the Sky Ranch District subject to reimbursement. Improvements subject to this agreement were determined pursuant to a mutually agreed upon budget. Each year in September, the parties were to mutually determine the improvements required for the following year and finalize a budget by the end of October. Each advance or reimbursable expense accrued interest at a rate of 6% per annum. Upon the Sky Ranch District’s ratification of the advances and related expenditures, the amount was reclassified as long-term and is recorded as part of Notes receivable – related parties. As of November 30, 2017, the Sky Ranch Districts repaid all advances plus accrued interest totaling $215,504, and as of February 28, 2019 and 2018, there was no outstanding balance on the receivable.  The Facilities Funding and Acquisition Agreement has been superseded by the 2018 FFAA as described below.

Sky Ranch Community Authority Board

Pursuant to that certain Community Authority Board Establishment Agreement, as the same may be amended from time to time, Sky Ranch Metropolitan District Nos. 1 and 5 formed the CAB to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. In order for the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District, directly or through the CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property. In November 2017, but effective as of January 1, 2018, the Company entered into a Project Funding and Reimbursement Agreement (the “PF Agreement”) with the CAB for the Sky Ranch property. Improvements subject to the PF Agreement were determined pursuant to a mutually agreed upon budget. Pursuant to the PF Agreement, each advance or reimbursable expense accrued interest at a rate of 6% per annum.

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

As of February 28, 2019, the balance of the Company’s advances to the CAB plus accrued interest totaled $11.5 million, which is included in Inventories or expensed through lot fee construction costs of revenues. The advances have been used by the CAB to pay for construction of improvements. In the event the CAB issues municipal bonds and reimburses the Company, the reimbursement will be recorded as a reduction to Inventories or if the sale process of the finished lots has been completed, as a gain from the sale of municipal bond securities.

Index
NOTE 7 – SIGNIFICANT CUSTOMERS

Water and Wastewater

Pursuant to the Rangeview Water Agreements (as defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2018 Annual Report) and the Export Service Agreement entered into with the Rangeview District dated June 16, 2017, the Company provides water and wastewater services on the Rangeview District’s behalf to the Rangeview District’s customers. Sales to the Rangeview District accounted for 20% and 4% of the Company’s total water and wastewater revenues for the three months ended February 28, 2019 and 2018, respectively. Sales to the Rangeview District accounted for 7% and 5% of the Company’s total water and wastewater revenues for the six months ended February 28, 2019 and 2018, respectively. The Rangeview District has one significant customer, the Ridgeview Youth Services Center. The Rangeview District’s significant customer accounted for 16% and 4% of the Company’s total water and wastewater revenues for the three months ended February 28, 2019 and 2018, respectively, and 5% and 4% for the six months ended February 28, 2019 and 2018, respectively.

Revenues from two other customers represented approximately 52% and 21%, respectively, of the Company’s water and wastewater revenues for the three months ended February 28, 2019. These two customers are in the oil and gas industry. Revenues from two other customers represented approximately 58% and 36%, respectively, of the Company’s water and wastewater revenues for the three months ended February 28, 2018. These customers are in the oil and gas industry. Revenues from two other customers represented approximately 43% and 48%, respectively, of the Company’s water and wastewater revenues for the six months ended February 28, 2019. These two customers are in the oil and gas industry. Revenues from three other customers represented approximately 57%, 20% and 17%, respectively, of the Company’s water and wastewater revenues for the six months ended February 28, 2018. These customers are in the oil and gas industry.

Land Development

Revenues from three customers represented 100% of the Company’s land development revenues for the three months ended February 28, 2019. The three customers represented 58%, 27% and 15%, respectively, of the Company’s land development revenues for the three months ended February 28, 2019. Revenues from three customers represented 100% of the Company’s land development revenues for the six months ended February 28, 2019. The three customers represented 61%, 30% and 9%, respectively, of the Company’s land development revenues for the six months ended February 28, 2019. No revenues were recognized from the Company’s land development activities for the three or six months ended February 28, 2018.

Accounts Receivable

The Company had accounts receivable from the Rangeview District which accounted for 58% and 3% of the Company’s trade receivables balances at February 28, 2019 and August 31, 2018, respectively. The Company had accounts receivable from one other customer of approximately 16% at February 28, 2019. The Company had accounts receivable from two other customers of approximately 43% and 30%, respectively, at August 31, 2018. Accounts receivable from the Rangeview District’s largest customer accounted for 11% and 2% of the Company’s water and wastewater trade receivables as of February 28, 2019 and August 31, 2018, respectively. Of the trade receivables from the Rangeview District as of February 28, 2019, approximately 82% is related to water tap sales and 18% is related to water and wastewater service sales.

NOTE 8 – ACCRUED LIABILITIES

At February 28, 2019, the Company had accrued liabilities of $2,065,400, of which $25,000 was for estimated property taxes, $45,000 was for professional fees, and $1,995,400 was for operating payables, of which $1,932,100 is payable to the CAB for the development of Sky Ranch.  These costs are also included in Inventories or expensed through lot fee construction costs of revenue.

At August 31, 2018, the Company had accrued liabilities of $849,500, of which $400,000 was for accrued compensation, $29,000 was for estimated property taxes, $59,000 was for professional fees and the remaining $361,500 was related to operating payables.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has historically been involved in various claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Company records an accrual for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company makes such estimates based on information known about the claims and experience in contesting, litigating and settling similar claims. Disclosures are also provided for reasonably possible losses that could have a material effect on the Company’s financial position, results of operations or cash flows. The Company had no contingencies where the risk of loss was reasonably possible as of February 28, 2019 or August 31, 2018.

Index
NOTE 10 – SEGMENT INFORMATION

An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (the “CODM”), or decision-making group, to evaluate performance and make operating decisions. The Company has identified its CODM as the Chief Executive Officer.

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

As part of the Company’s land development activities at Sky Ranch, the Company entered into contracts for the sale of lots (see Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2018 Annual Report). The Company identified land development and lot sales as a separate segment beginning in the fiscal year 2018.

Oil and gas royalties and licenses are a passive activity and not an operating business activity and, therefore, are not classified as a segment.

The following table summarizes wholesale water and wastewater services and land development revenue information by segment:

	Three Months Ended February 28,		Six Month Ended February 28
	2019	2018	2019	2018
Wholesale water and wastewater services	$684,038	$844,661	$2,375,391	$1,854,793
Land development activities	1,946,381	—	3,327,577	-
Total revenues	$2,630,419	$844,661	$5,702,968	$1,854,793

The following table summarizes wholesale water and wastewater services and land development pretax income by segment:

	Three Months Ended February 28,		Six Months Ended February 28,
	2019	2018	2019	2018
Wholesale water and wastewater services	$257,509	$564,924	$1,420,582	$1,080,204
Land development activities	116,783	—	199,655	-
Corporate	(470,317)	(464,762)	(1,082,290)	(1,076,653)
Total pretax income (loss)	$(96,025)	$100,162	$537,947	$3,551

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

	February 28, 2019	August 31, 2018
Wholesale water and wastewater services	$41,993,268	$36,721,884
Land development activities	16,732,957	9,497,106
Corporate	15,619,708	25,687,625
Total assets	$74,345,933	$71,906,615

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition and should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018 (the “2018 Annual Report”). This section focuses on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:

●	Revenue generated from providing water and wastewater services;
●	Expenses associated with developing our water and land assets;
●	Revenue from lot sales at Sky Ranch;
●	Expenses associated with developing lots at Sky Ranch; and
●	Cash available to continue development of our land, water rights and service agreements.

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

Our Business

Pure Cycle Corporation (“we,” “us,” or “our”) is a Colorado corporation developing its water and land resources.  We develop wholesale water and wastewater systems in the water short Denver metropolitan area and are developing a Master Planned Community on approximately 1,000 acres of land located along the Interstate 70 corridor (“I-70”), approximately four miles south of Denver International Airport ("DIA").  The Company has accumulated valuable water and land interests over the past 30 years and has developed an extensive network of wholesale water production, storage, treatment, and distribution systems, and wastewater collection and treatment systems which serve domestic, commercial and industrial customers in the Denver metropolitan region.  Our land assets are located in one of the most active development areas in the Denver metropolitan region along I-70.  Our operations are focused in two business segments: (i) providing wholesale water and wastewater services, and (ii) serving as the Master Plan developer for approximately 1,000 acres of land known as Sky Ranch, which includes a mix of 4,000 single-family and multifamily residential units and over 2 million square feet of commercial, retail, and industrial uses.

Wholesale Water and Wastewater

Water resources throughout the western United States and more prominently in Colorado are a scarce and valuable resource.  The Company owns or controls a portfolio of approximately 28,700 acre feet of groundwater and surface water supplies, approximately 26,000 acre feet of adjudicated reservoir sites, two wastewater reclamation facilities, water treatment facilities, potable and raw water storage facilities, wells and water production facilities, and nearly 50 miles of water distribution and wastewater collection lines.  Our water supplies and wholesale facilities are located in southeast Denver, in Arapahoe County, an area which is limited in both water availability and infrastructure to produce, treat, store, and distribute water and wastewater, which we believe provides us with a unique competitive advantage offering these services.

Index
We provide wholesale water and wastewater service to local governments, including the Rangeview Metropolitan District (the “Rangeview District”), Arapahoe County, the Sky Ranch Community Authority Board (the “CAB”), and the Elbert & Highway 86 Commercial District (“Wild Pointe”).  Our mission is to provide reliable, high quality water to our customers and collect and treat wastewater using advance water treatment systems, which produce high quality reclaimed water we can reuse for outdoor irrigation and industrial demands. By using and reusing our water supplies, we seek to demonstrate good stewardship over our valuable water rights in the water scarce Denver, Colorado region.  We design, permit, construct, operate and maintain wholesale water and wastewater systems that we own or operate on behalf of governmental entities.  We also design, permit, construct, operate and maintain retail distribution and collection systems that we own or operate on behalf of our governmental customers.   Additionally, we handle administrative functions, including meter reading, billing and collection of monthly water and wastewater revenues, regulatory water quality monitoring, sampling, testing, and reporting requirements to the Colorado Department of Public Health and Environment.

Our utility segment generates revenues from three sources: (i) tap fees, which are a one-time charge to home builders or businesses to connect to our water and wastewater systems, (ii) usage charges, which are monthly metered water and wastewater fees, and (iii) construction or special facility fees, which are specifically contracted for when necessary.  Our water portfolio can provide service to approximately 60,000 single family connections (“SFE”).  Our current water tap fee is $26,675 per SFE, and our wastewater tap fee is $4,659 per SFE.  On average, we generate annual revenue of approximately $1,000 per SFE water connection and $500 per SFE wastewater connection.  We provide domestic water to nearly 400 SFE connections and domestic wastewater to approximately 160 SFEs.

In addition to our domestic customers, we provide raw water to industrial customers in the oil and gas industry for hydraulic fracturing.  Both our domestic and industrial water customers are located in southeastern Denver where competing water and water systems are limited, well positioning us to deliver these valuable services to our customers.  Growth in the Denver area has trended east with significant activity occurring along the I-70 corridor, which enjoys rail access and excellent transportation infrastructure with I-70 and DIA.  The region has significant employment centers, including DIA, University of Colorado Anschutz Medical Campus, Amazon Fulfillment Center, Rocky Mountain Regional VA Medical Center, and more creating demand for residential, retail, and commercial development opportunities.  The region has experienced significant oil and gas activity over the past seven years with multiple operators leasing more than 135,000 acres in and adjacent to our service area with more than 100 wells and miles of oil and gas collection lines.  The Company believes its water resources, land and infrastructure are located in one of the most attractive areas of the Denver metropolitan region, because it is well positioned for substantial growth over the next 30 years.

Land Development

We are developing an approximately 950-acre Master Planned Community along the I-70 corridor that will include some 4,000 single family and multifamily homes, parks, open spaces, trails, recreational centers, schools, and over 2 million square feet of retail, commercial and light industrial space just four miles south of DIA.  Our land development activities include the design, permitting, and construction of all of the horizontal infrastructure, including, storm water, drainage, roads, curb, sidewalks, parks, open space, trails and other infrastructure to deliver “ready to build” finished lots to home builders and commercial customers. Our land development activities generate revenue from the sale of finished lots as well as construction revenues from activities where we construct infrastructure on behalf of others.  Revenues come from our home builder customers under specific agreements for the delivery of finished lots as well as reimbursements for the construction of public improvements, such as roads, curbs, storm water, drainage, sidewalks, parks, open space, trails etc., which come from the local governmental entity, the CAB.

We began construction of our first phase of 506 detached, single-family lots in March 2018 and delivered 12 model home lots to our three national home builders (Richmond American Homes, Taylor Morrison, and KB Home) in January 2019.  We have completed overlot grading for all 506 lots, installed wet utilities for more than 150 lots, and are completing other improvements (e.g., electric, gas, cable, lighting, roads, curb, gutters) to deliver in or around early spring 2019 the first 150 finished lots to our homebuilders.

Our land development activities provide a strategic complement to our water utility segment as a significant component of any master planned community is providing high quality domestic water, irrigation water, and wastewater service to the community.  Having control over land and utility development enables us to build infrastructure for water, irrigation, wastewater, distribution, collection, storm water, roads, parks, open spaces and other investments efficiently, managing delivery of these investments to match take-down commitments from our home builders without significant excess capacity in any of these investments.

In June 2017, we entered into purchase and sale agreements (collectively, the “Purchase and Sale Contracts”) with three separate home builders pursuant to which we agreed to sell, and each builder agreed to purchase, 506 total single-family, detached residential lots at the Sky Ranch property. In March 2018, we began construction of finished lots at Sky Ranch. In July 2018, we obtained final approval of the entitlements for the property and achieved the first payment milestone for the sale of 150 platted lots to two of our builders. We received the first milestone payment of $2,500,000, and the builders posted letters of credit for an additional $7,775,000. We are working to complete construction of finished lots in fiscal year 2019. During the six months ended February 28, 2019, the first additional payment from these two builders, in the amount of $4,121,800, was distributed to us from the escrowed funds when we  completed construction of wet utilities. The final payment will be distributed upon completion of finished lots. Additionally, we received a payment from our third builder of $300,000 during the six months ended February 28, 2019, upon completion of four finished lots and will continue to receive payments as the finished lots are completed.

Index
We are obligated, pursuant to the Purchase and Sale Contracts, or separate Lot Development Agreements (the “Lot Development Agreements” and, together with the Purchase and Sale Contracts, the “Builder Contracts”), to construct infrastructure and other improvements, such as roads, curbs and gutters, park amenities, sidewalks, street and traffic signs, water and sanitary sewer mains and stubs, storm water management facilities, and lot grading improvements for delivery of finished lots to each builder. Pursuant to the Builder Contracts, we must cause the Rangeview District to install and construct off-site infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities) for the provision of water and wastewater service to the property. In conjunction with approvals from Arapahoe County for the Sky Ranch project, we and/or the Rangeview District and Sky Ranch Metropolitan District Nos. 1, 3, 4 and 5, quasi-municipal corporations and political subdivisions of Colorado formed to provide service to the Sky Ranch property (collectively the “Sky Ranch Districts”), are obligated to deposit into an account the anticipated costs to install and construct substantially all the off-site infrastructure improvements (which include drainage and storm water retention ponds and an entry roadway). The Rangeview and Sky Ranch off-site infrastructure improvements are estimated to cost approximately $10.2 million. We finance the obligations of the Rangeview District and the Sky Ranch Districts (through the CAB) as described in Note 6 – Related Party Transactions to the accompanying consolidated financial statements.

We estimate that the development of the finished lots for the first phase (506 lots) of Sky Ranch will require total capital of approximately $35 million, which includes estimated reimbursable costs of approximately of $27 million that will be reimbursable to us by the CAB from the sale of municipal bonds. Lot sales to home builders will generate approximately $36 million in revenues, providing a margin on lots of approximately $1 million prior to receipt of reimbursable expenses, as discussed above. The Company and the CAB have agreed that no payment is required by the CAB with respect to reimbursable costs unless and until the CAB and/or the Sky Ranch Districts issue municipal bonds in an amount sufficient to reimburse us for all or a portion of advances provided or expenses incurred for reimbursables. Due to this contingency, the reimbursable costs will be included in lot development capitalized costs until the point in time when bonding is obtained. At that point, all reimbursable costs will be recorded as a note receivable and will reduce any remaining reimbursable capitalized costs. Any excess will be recognized as a gain from the sale of municipal bond securities. The costs of developing lots and revenues from the sales of finished lots are expected to be incurred over several quarters and the timing of cash flows will include certain milestone deliveries, including, but not limited to, completion of governmental approvals, installation of improvements, and completion of lot deliveries.

Results of Operations

Executive Summary

The results of our operations for the three and six nine months ended February 28, 2019 and 2018 are as follows:

Table 1a - Summary of Results of Operations

	Three Months Ended February 28,
	2019	2018	$ Change	% Change
Millions of gallons of water delivered	13.8	62.7	(48.9)	(78)%
Metered water usage revenues	$159,000	$803,800	$(644,800)	(80)%
Operating costs to deliver water (excluding depreciation and depletion)	$229,600	$136,800	$92,800	68%
Water delivery gross margin %	(44)%	83%

Wastewater treatment revenues	$7,500	$9,300	$(1,800)	(19)%
Operating costs to treat wastewater	$4,700	$8,700	$(4,000)	(46)%
Wastewater treatment gross margin %	37%	6%

Lot fee revenue	$1,946,400	$—	$1,946,400	100%
Lot fee construction costs incurred	$1,829,600	$—	$1,829,600	100%
Lot fee gross margin %	6%	—
Other income	$50,400	$31,600	$18,800	59%
Other income costs incurred	$31,100	$24,100	$7,000	29%
Other income gross margin %	38%	24%

Tap and Special Facility revenues	$467,100	$—	$467,100	100%

General and administrative expenses	$559,600	$519,600	$40,000	8%
Net income (loss)	$(96,000)	$100,200	$(196,200)	(196)%

Index
Table 1b - Summary of Results of Operations

	Six Months Ended February 28,
	2019	2018	$ Change	% Change
Millions of gallons of water delivered	135.4	140.2	(4.8)	(3)%
Metered water usage revenues	$1,526,900	$1,726,300	$(199,400)	(12)%
Operating costs to deliver water (excluding depreciation and depletion)	$564,800	$488,600	$76,200	16%
Water delivery gross margin %	63%	72%

Wastewater treatment revenues	$16,400	$20,500	$(4,100)	(20)%
Operating costs to treat wastewater	$7,400	$14,700	$(7,300)	(50)%
Wastewater treatment gross margin %	55%	28%

Lot fee revenue	3,327,600	—	3,327,600	100%
Lot fee construction costs incurred	3,127,900	—	3,127,900	100%
Lot fee gross margin %	6%	—
Other income	$110,200	$58,000	$52,200	90%
Other income costs incurred	$70,300	$40,600	$29,700	73%
Other income gross margin %	36%	30%

Tap and specialty facility revenues	$721,900	$49,900	$672,000	1,347%

General and administrative expenses	$1,198,400	$1,180,600	$17,800	2%
Net income	$537,900	$3,500	$534,400	15,269%

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

Water deliveries decreased 78% and water revenues decreased 80% during the three months ended February 28, 2019, as compared to the three months ended February 28, 2018. The decreases in water deliveries and revenues are the result of a decrease in demand of water for oil and gas operations, which is used primarily to frack wells drilled in the Niobrara formation. Water deliveries decreased 3% and water revenues decreased 12% during the six months ended February 28, 2019, as compared to the six months ended February 28, 2018. This decrease was due primarily to a lower demand for water by the oil and gas industry during the current six-month period compared to the prior corresponding period. Increases and decreases in water deliveries charged at different rates will result in disproportionate increases and decreases in revenues. The following tables detail the sources of our sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for the three and six months ended February 28, 2019 and 2018, respectively.

Table 2a - Water Revenue Summary
	Three Months Ended February 28,
	2019			2018
Customer Type	Sales	kgal	Average price per kgal	Sales	kgal	Average price per kgal
On Site	$26,400	2,745.5	$9.62	$25,900	1,967.9	$13.16
Export - Commercial	5,300	148.5	35.69	24,900	1,804.7	13.80
Wild Pointe (1)	3,100	1,444.0	2.15	—	2,025.0	—
Fracking	124,200	9,416.2	13.19	753,000	58,968.5	12.77
	$159,000	13,754.2	$11.56	$803,800	64,766.1	$12.41

Index
Table 2b - Water Revenue Summary
	Six Months Ended February 28,
	2019			2018
Customer Type	Sales	kgal	Average price per kgal	Sales	kgal	Average price per kgal
On Site (2)	$91,100	16,820.3	$5.42	$66,500	8,951.4	$7.43
Export - Commercial	20,800	1,979.2	10.51	57,900	4,772.2	12.13
Wild Pointe (1)	5,700	9,025.8	0.63	2,500	7,174.8	0.35
Fracking	1,409,300	107,545.5	13.10	1,599,400	126,519.9	12.64
	$1,526,900	135,370.8	$11.28	$1,726,300	147,418.3	$11.71

(1) The three and six months ended February 28, 2018, include 2,025.0 kgal and 7,174.8 kgal, respectively, for Wild Pointe for comparative purposes, amounts that are not included in the Form 10-Q for the quarter ended February 28, 2018.
(2) The six months ended February 28, 2019, includes 7,086.7 kgal for On Site due to an adjustment to the three months ended November 30, 2018, that is not included in the Form 10-Q for the quarter ended November 30, 2018.

The gross (loss) margin on delivering water decreased to (44%) and 63% during the three and six months ended February 28, 2019, as compared to the gross margins of 83% and of 72% during the three and six months ended February 28, 2018, respectively. The change in our gross margin for the three months ended February 28, 2019, was due to an increase of the amount of water purchased from “WISE” during the current period. See Liquidity, Capital Resources and Financial Position – South Metropolitan Water Supply Authority (“SMWSA”) and Water Infrastructure Supply Efficiency Partnership (“WISE”) for a description of WISE. The change in our gross margin for the six months ended February 28, 2019, was due to decreased demand for water which resulted in less revenue to offset the fixed costs of the ECCV system (as defined under Liquidity, Capital Resources and Financial Position below). Our cost associated with the use of the system without any production is a flat fee of $8,000 per month. In addition, the ECCV system costs us approximately $19,730 per month to maintain. We had less production through the ECCV system related to the oil and gas water deliveries for the three and six months ended February 28, 2019, which has negatively impacted our gross margin.

Wastewater Treatment Revenues – Our wastewater customer is charged based on the estimated amount of wastewater treated. Wastewater fees decreased 19% and 20% during the three and six months ended February 28, 2019, respectively, as compared to the three and six months ended February 28, 2018, respectively. The decrease for the three months ended February 28, 2019, was due to timing of the wastewater processed through the system, and the decrease for the six months ended February 28, 2019, was primarily the result of lower demand from our only wastewater customer. Wastewater operating costs and gross margin fluctuate based on timing of expenses and regulatory requirements, but generally fluctuate consistent with demand.

Tap and Special Facility/Construction Revenues – We have various water and wastewater service agreements, a component of which may include tap fee and “Special Facility” (as defined under “Critical Accounting Policies – Revenue Recognition – Wholesale Water and Wastewater Fees” below) or construction fee revenues. For the three months ended February 28, 2019, we sold 16 water and wastewater taps, recognizing revenues of $467,100. For the six months ended February 28, 2019, we sold 24 water and wastewater taps, recognizing revenues of $721,900. We did not sell any water or wastewater taps during the three months ended February 28, 2018. We sold two tap fees during the six months ended February 28, 2018, recognizing revenues of $49,900. The water and wastewater taps sold in the three and six months ended February 28, 2019, were sold to the builders at Sky Ranch and were exempt from royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”).

We did not recognize Special Facility fees for the three or six months ended February 28, 2019 and 2018.

Other Income – Other income of $50,400 and $31,600 for the three months ended February 28, 2019 and 2018, respectively, and other income of $110,200 and $58,000 for the six months ended February 28, 2019 and 2018, respectively, consisted principally of consulting fees. Consulting fees fluctuate from one period to the next based on our customers’ needs.

Land Development Revenues – In July 2018, we obtained final approval of the entitlements for the Sky Ranch property and achieved the first payment milestone for the sale of 150 platted lots to two of our builders. We received the first milestone payment of $2,500,000, and the two builders posted letters of credit for an additional $7,775,000. We are working to complete construction of finished lots in fiscal year 2019. We have received the first of two additional payments, to be distributed from the escrowed funds, from each of these two builders. The first additional payment of $4,121,800 was distributed upon completion of construction of wet utilities, and the final payment will be distributed upon completion of finished lots. We defer recognition of the payments from the first two milestones and recognize the revenue over time during the construction process of completing the finished lots because control transfers upon delivery of the platted lot and the customer is obtaining benefits from the improvements as the construction progresses. To date, we have recognized a total of $5.5 million of land development revenue based on the input method of total project costs incurred as a percent of completion. During the three and six months ended February 28, 2019, we recognized $1.9 million and $3.3 million, respectively, of land development revenue. Additionally, we received a payment from our third builder for $300,000 upon completion of four finished lots and will continue to receive payments and recognize revenue as additional finished lots are completed. We have determined that the delivery of a finished lot is a performance obligation and will recognize revenue at the point of time of closing the lot sale. To date, we have incurred $17.3 million in land development costs as construction in progress of the $35 million total budgeted land development costs. Of these land development costs, $5.1 million have been recorded as cost of revenue under lot fee construction costs on the consolidated statements of operations and comprehensive income (loss), of which $1.8 million and $3.1 million were recorded as lot fee construction costs during the three and six months ended February 28, 2019, respectively. The remaining $12.2 million was recorded as Inventories on the consolidated balance sheet as of February 28, 2019, and will be recorded as cost of revenue as land development revenues are recognized. We did not have any land development operations in the three or six months ended February 28, 2018.

Index
General and Administrative Expenses

Significant balances classified as general and administrative (“G&A”) expenses for the three and six months ended February 28, 2019 and 2018, respectively, were as follows:

Table 3a - Significant Balances in G&A
	Three Months Ended February 28,
	2019	2018	$ Change	% Change
Salary and salary-related expenses:
Including share-based compensation	$289,800	$281,600	$8,200	3%
Excluding share-based compensation	$231,600	$204,200	$27,400	13%
Professional fees	$71,900	$57,800	$14,100	24%
Fees paid to directors (including insurance)	$39,900	$41,300	$(1,400)	(3)%
Public entity related expenses	$39,200	$42,500	$(3,300)	(8)%

Table 3b - Significant Balances in G&A
	Six Months Ended February 28,
	2019	2018	$ Change	% Change
Salary and salary-related expenses:
Including share-based compensation	$625,600	$608,100	$17,500	3%
Excluding share-based compensation	$463,900	$450,500	$13,400	3%
Professional fees	$172,000	$158,800	$13,200	8%
Fees paid to directors (including insurance)	$99,200	$81,700	$17,500	21%
Public entity related expenses	$66,000	$73,100	$(7,100)	(10)%

Salary and salary-related expenses – Salary and salary-related expenses, including share-based compensation expense, increased 3% for the three and six months ended February 28, 2019, as compared to the three and six months ended February 28, 2018. The increase was primarily the result of additional employees. The salary and salary-related expenses noted above include $58,200 and $77,400 of share-based compensation expenses during the three months ended February 28, 2019 and 2018, respectively. Included in the above salary and salary-related expenses are $161,700 and $157,600 of share-based compensation expenses during the six months ended February 28, 2019 and 2018, respectively.

Professional fees (predominantly accounting and legal) – Legal and accounting fees increased 24% and 8% during the three and six months ended February 28, 2019, as compared to the three and six months ended February 28, 2018, respectively. The increase for the three months ended February 28, 2019 compared to the three months ended February 28, 2018 is due to higher accounting fees of approximately $13,000 related to audit and tax services. The increase in the six months ended February 28, 2019, as compared to the six months ended February 28, 2018, was primarily due to higher legal fees of approximately $13,000 related to certain water service agreements.

Fees paid to directors (including insurance) – Directors’ fees, including D&O insurance, decreased 3% and increased 21% for the three and six months ended February 28, 2019, respectively, as compared to the three and six months ended February 28, 2018. The fees vary due to the number of meetings and timing of payments; however, they are generally expected to remain consistent year over year.

Public entity expenses – Costs associated with corporate governance and costs associated with being a publicly traded entity decreased 8% and 10% for the three and six months ended February 28, 2019, as compared to the three and six months ended February 28, 2018, respectively. The fluctuations are due to the timing and number of filings and compliance costs for filing with the Securities and Exchange Commission (the “SEC”).

Other Income and Expense Items

Table 4a - Other Items
	Three Months Ended February 28,
	2019	2018	$ Change	% Change
Other income items:
Oil and gas lease income, net	$13,900	$13,900	$—	—
Oil and gas royalty income, net	$44,400	$49,800	$(5,400)	(11)%
Interest income	$121,700	$52,500	$69,200	132%

Index
Table 4b - Other Items
	Six Months Ended February 28,
	2019	2018	$ Change	% Change
Other income items:
Oil and gas lease income, net	$27,900	$23,200	$4,700	20%
Oil and gas royalty income, net	$75,800	$91,500	$(15,700)	(17)%
Interest income	$192,800	$107,000	$85,800	80%

Oil and gas lease income – On October 5, 2017, we entered into a Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP (the “Bison Lease”), for the purpose of exploring for, developing, producing, and marketing oil and gas on the 40 acres of mineral estate we own adjacent to the “Lowry Range” (as described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2018 Annual Report). Pursuant to the Bison Lease, we received an up-front payment of $167,200, which will be recognized as income on a straight-line basis over three years (the term of the Bison Lease). We recognized lease income of $13,900 during each of the three months ended February 28, 2019 and 2018, and $27,900 and $23,200 for each of the six months ended February 28, 2019 and 2018, respectively. As of February 28, 2019, we had deferred recognition of $88,200 of income related to the Bison Lease, which will be recognized into income ratably through September 2020.

Oil and gas royalty income – In 2011, we entered into a Paid-Up Oil and Gas Lease, which was subsequently purchased by a wholly-owned subsidiary of ConocoPhillips Company, for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property (the “Sky Ranch O&G Lease”). The Sky Ranch O&G Lease is held by production through two wells drilled in our mineral estate. The oil and gas royalty income represents amounts received pursuant to the Sky Ranch O&G Lease as royalties from oil and gas production from wells in our mineral estate at Sky Ranch. The royalties for the three months ended February 28, 2019, were $44,400, as compared to $49,800 for the same period in 2018. The royalties for the six months ended February 28, 2019 were $75,800, as compared to $91,500 for the same period in 2018. The decrease in oil and gas royalties is a result of lower production of oil and gas from wells in our mineral estate at Sky Ranch.

Interest Income – Interest income represents interest earned on the temporary investment of capital in cash and cash equivalents, available-for-sale securities, finance charges, and interest accrued on the notes receivable from the Rangeview District and the Sky Ranch Districts. The increase was primarily attributable to interest rates on investments and timing of the maturity of the investments.

Liquidity, Capital Resources and Financial Position

At February 28, 2019, our working capital, defined as current assets less current liabilities, was $21.2 million, which included $11.1 million in cash and cash equivalents and short-term investments. We believe that as of February 28, 2019, and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months. We manage our capital investments in the construction of finished lots for our homebuilder customers to match contractual purchases required by each builder agreement.  We authorize specific contracts in phases to assure adequate capital resources for the delivery of lots to our homebuilders. By way of an example, we have invested approximately $17 million into constructing the first 150 lots at Sky Ranch. We anticipate that we will invest an additional $1 million to complete the first 150 lots, and we have received approximately $6.6 million of the $10.5 million due from the sale of the lots. We do not expect to invest additional capital into delivering additional lots until we have received payment for lots completed, and we seek to match completion of any new investment into lots concurrent with the contract delivery payment from our builders for such lots.

Sky Ranch Development – In the spring of fiscal year 2018, we began construction of off-site improvements at Sky Ranch, including drainage improvements, access roads and other improvements that are estimated to cost approximately $35 million, which includes estimated reimbursable costs of approximately of $27 million that will be reimbursable to us by the CAB. We estimate that lot sales to home builders will generate approximately $36 million in revenues, providing a margin on lots of approximately $1 million prior to receipt of reimbursable expenses. We and the CAB have agreed that no payment is required by the CAB with respect to reimbursable costs unless and until the CAB and/or the Sky Ranch Districts issue bonds in an amount sufficient to reimburse us for all or a portion of advances provided or expenses incurred for reimbursables. Due to this contingency, the reimbursable costs will be included in lot development capitalized costs until the point in time when bonding is obtained. At that point, all reimbursable costs will be recorded as a note receivable and will reduce any remaining capitalized costs. Any excess will be recognized as a gain from the sale of municipal bond securities. In November 2017, each builder completed its due diligence under the Purchase and Sale Contracts, at which time certain earnest money deposits by each builder became non-refundable. In July 2018, we obtained final approval of the entitlements for the property and achieved the first payment milestone for 150 platted lots to two of our builders. We received the first milestone payment of $2,500,000, and the two builders posted letters of credit for an additional $7,775,000. We are working to complete construction of finished lots in fiscal year 2019. We have received the first of two additional payments, to be distributed from the escrowed funds, from each of these two builders. The first additional payment of $4,121,800 was distributed upon completion of construction of wet utilities, and the final payment will be distributed upon completion of finished lots. Additionally, we have received a $300,000 payment from our third builder for the completion of four finished lots and will receive additional payments as we continue to complete lots for this builder. We believe that our plan for phased construction and delivery of lots together with the progress payments from builders will enable us to have adequate cash to fund the development of lots.

Index
ECCV Capacity Operating System – Pursuant to a 1982 contractual right, the Rangeview District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than 10 miles of buried water pipeline located on the Lowry Range. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as the Rangeview District’s service provider and the Export Water Contractor (as defined in the 2014 Amended and Restated Lease Agreement among us, the Rangeview District and the Land Board), we entered into an agreement to operate and maintain the ECCV facilities, allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat fee of $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from the ECCV’s system, which is included in the water usage fees charged to customers. In addition, in 2019 the ECCV system has cost us and is anticipated to continue to cost us approximately $20,000 per month to maintain.

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

Summary Cash Flows Table

Table 5 - Summary Cash Flows Table

	Six Months Ended February 28,
	2019	2018	$ Change	% Change
Cash (used in) provided by:
Operating activities	$(3,493,700)	$(1,039,700)	$(2,454,000)	236%
Investing activities	$(4,203,200)	$(1,737,100)	$(2,466,100)	142%
Financing activities	$109,100	$288,900	$(179,800)	(62)%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services and costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.

Cash used in operations in the six months ended February 28, 2019, increased by approximately $2.5 million compared to the six months ended February 28, 2018, which is primarily due to capitalized costs of $5.0 million recorded in inventories to develop lots at Sky Ranch, and a decrease in accounts payable and accrued liabilities of $982,100, offset by deferred revenue attributed to the second milestone payment from lot sales net of revenue recognized of $1.1 million, the collections of trade accounts receivables of approximately $1.1 million related to billings for water used for fracking, an increase in pre-paid expenses of $958,000 related to land development activities, and an increase of net income of $534,400. Inventories and lot sale deferred revenue relate to our land development activities at Sky Ranch, which had not commenced at February 28, 2018. Additionally, we recognized $27,900 of deferred revenue from the Bison Lease during the six months ended February 28, 2019, which relates to the $167,000 payment, recognition of which was deferred, that we received for the Bison Lease in the three months ended November 2017.

Changes in Investing Activities – The use of cash in investing activities during the six months ended February 28, 2019, consisted of the sale of short-term debt securities of $22.6 million, the purchase of short-term debt securities of $20.8 million, the investment in our water system of $5.8 million and the purchase of equipment of $132,000. The use of cash in investing activities during the six months ended February 28, 2018, consisted of the sale of short-term debt securities of $2.9 million, the purchase of short-term debt securities of $1.2 million, the investment in our water system of $1.8 million, a funding payment of $1.5 million for the CAB to begin construction on Sky Ranch and the purchase of equipment of $160,700.

Index
Changes in Financing Activities – Cash provided by financing activities during the six months ended February 28, 2019, consisted of proceeds from the exercise of stock options of $114,900, offset by a payment to contingent liability holders of $5,800. Cash used in financing activities during the six months ended February 28, 2018, consisted of a receipt of a note receivable - related party of $215,500 from a Sky Ranch District and proceeds from the exercise of stock options of $75,000, offset by a payment to contingent liability holders of $1,600.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist entirely of the contingent portion of the Comprehensive Amendment Agreement No. 1 (the “CAA”) as described in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply to the accompanying financial statements. The contingent liability is not reflected on our balance sheet because the obligation to pay the CAA is contingent on sales of “Export Water” (as defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2018 Annual Report), the amounts and timing of which are not reasonably determinable.

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

(i)
Monthly water usage and wastewater treatment fees – Monthly wholesale water usage charges are assessed to our customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent (“SFE”) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on our water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard-sized lot. One SFE is assumed to have a water demand of approximately 0.4 acre feet per year and to contribute wastewater flows of approximately 300 gallons per day. Water usage pricing uses a tiered pricing structure. We recognize wholesale water usage revenues at a point in time upon delivering water to our customers or our governmental customers’ end-use customers, as applicable. Revenues recognized by us from the sale of Export Water and other portions of our “Rangeview Water Supply” (as defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2018 Annual Report) off the Lowry Range are shown gross of royalties to the Land Board. We are the distributor of the Export Water and set pricing for the sale of Export Water. Revenues recognized by us from the sale of water on the Lowry Range are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District. For water sales on the Lowry Range, the Rangeview District is directly selling the water and deemed the distributor of the water. The Rangeview District sets the price for the water sales on the Lowry Range.

In addition to providing domestic water, we provide raw water for hydraulic fracturing to industrial customers in the oil and gas industry that are located in and adjacent to our service areas. Frack water revenues are recognized at a point in time upon delivering water to a customer.

Index
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

(iii)
Consulting fees – Consulting fees are fees that we receive, typically on a monthly basis, from municipalities and area water providers along the I-70 corridor, for contract operations services over time as services are consumed. Consulting fees are recognized monthly based on a flat monthly fee plus charges for additional work performed.

Land Development Activities

We generate revenues through the sale of finished lots at our Sky Ranch development primarily from several sources of revenues: (i) the sale of finished lots, (ii) construction support activities, (iii) project management services, and (iv) reimbursable expenses incurred to develop certain infrastructure.

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

Our second format is the sale of finished lots pursuant to a development agreement with builders, whereby we receive payments in stages that include (i) payment upon the delivery of platted lots (which requires us to deliver deeded title to individual lots), (ii) a second payment upon the completion of certain infrastructure milestones, and (iii) final payment upon the delivery of the finished lot. Ownership and control of the platted lots pass to the builders once we close the sale of the platted lots. Because the builder (i.e., the customer) takes control of the lot at the first closing and subsequent improvements made by us improve the builder’s lot as construction progresses, we account for revenue over time with progress measured based upon costs incurred to date compared to total expected costs, and any revenue in excess of amounts entitled to be billed are reflected on the balance sheet as a contract asset and amounts received in excess of revenue recognized are recorded as deferred revenue. We do not have any material significant payment terms as all payments are expected to be received within 12 months after the delivery of each platted lot. We adopted the practical expedient for financing components and do not need to account for a financing component of these lot sales as the delivery of lot sales is expected to occur within one year or less.

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

Index
(iii)
Project management services – We entered into two Service Agreements for Project Management Services with the CAB on May 2, 2018. Pursuant to these agreements, we act as the project manager and provide any and all services required to deliver the CAB-eligible improvements, including but not limited to CAB compliance, planning design and approvals, project administration, contractor agreements, construction management and administration, and CAB acceptance. We submit a monthly invoice to the CAB. We are responsible for all expenses we incur in the performance of the agreements and are not entitled to any reimbursement or compensation except as defined in the agreements, unless otherwise approved in advance by the CAB in writing. The CAB is subject to annual budget and appropriation procedures and does not intend to create a multiple-fiscal year direct or indirect debt or other financial obligation. The project management fee is five percent (5%) of actual construction costs of CAB-eligible improvements. The project management fee is based only on the actual costs of the improvements; thus, items such as fees, permits, review fees, consultant or other soft costs, and land acquisition or any other costs that are not directly related to the cost of construction of CAB-eligible improvements are not included in the calculation of the project management fee. All such costs that are excluded from calculating the project management fee are reimbursable to us as the project manager, provided that they are exclusively spent on CAB-eligible improvements that are reasonable in comparison to other similar projects in the Denver metropolitan area and approved by the CAB. These services will accrue to the reimbursable amount due from the CAB upon issuance of bonds by the CAB.

(iv)
Reimbursable expenses – The CAB is required to construct certain infrastructure, the costs of which qualify as reimbursable costs. Reimbursable costs include water distribution systems, sewer collection systems, storm water system, drainage improvements, roads, curb, sidewalks, landscaping, and parks. We are obligated to finance this infrastructure pursuant to our agreements with the CAB (see Note 6 in Related Parties Transactions to the accompanying consolidated financial statements). We and the CAB have agreed that no payment is required with respect to advances made by us or expenses incurred related to construction of improvements unless and until the CAB and/or the Sky Ranch Districts issue bonds in an amount sufficient to reimburse us for all or a portion of the advances made and expenses incurred. Due to this contingency, the reimbursable costs will be included in lot development costs until the point in time when bonding is obtained. At that point, all previously incurred reimbursable costs will be recorded as a note receivable.

Leases

Revenues received pursuant to the Sky Ranch O&G Lease and the Bison Lease consisting of up-front payments were recognized as other income on a straight-line basis over the initial term or extension of term, as applicable, of the leases.

Impairment of Water Assets and Other Long-Lived Assets

We review our long-lived assets for impairment whenever management believes that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We specifically measure the recoverability of our water assets to be held and used by a comparison of the carrying amount of the asset to estimated future undiscounted net cash flows we expect to be generated by the eventual use of the asset. If such assets are considered to be impaired and, therefore, the costs of the assets deemed to be unrecoverable, the impairment to be recognized would be the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Our water assets will be utilized in the provision of water services that inevitably will encompass many housing and economic cycles. Our service capacities are quantitatively estimated based on an average single-family home utilizing 0.4 acre feet of water per year. Average water deliveries are approximately 0.4 acre feet; however, approximately 50% or 0.2 acre feet are returned and available for reuse. Our water supplies are legally decreed to us through the water court. The water court decree allocates a specific amount of water (subject to continued beneficial use), which historically has not changed. Thus, individual housing and economic cycles typically do not have an impact on the number of connections we can serve with our supplies or the amount of water legally decreed to us relating to these supplies.

We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. See further discussion regarding our land held for sale in Note 4 – Water and Land Assets to Part II, Item 8 of our 2018 Annual Report.

Our Front Range Water Rights – We determine the undiscounted cash flows for our Denver-based assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2018, and determined that there were no material changes and that our Denver-based assets are not impaired and their costs are deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g., Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. Our combined Rangeview Water Supply and Sky Ranch water assets have a carrying value of $42.0 million as of February 28, 2019. Based on the carrying value of our water rights, the long-term and uncertain nature of any development plans, current tap fees of $26,675 per SFE and estimated gross margins, we estimate that we would need to add 2,300 new water connections (requiring 4% of our portfolio) to generate net revenues sufficient to recover the costs of our Rangeview Water Supply and Sky Ranch water assets. If tap fees increase 5%, we would need to add 2,200 new water taps (requiring 3.8% of our portfolio) to recover the costs of our Rangeview Water Supply and Sky Ranch water. If tap fees decrease 5%, we would need to add 2,400 new water taps (requiring 4.2% of our portfolio) to recover the costs of our Rangeview Water Supply and Sky Ranch water.

Index
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

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained in or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Forward-looking statements include, among others, statements we make regarding:

●	the reimbursements of certain costs by the CAB;
●	the impact of new accounting pronouncements;
●	the policies and procedures to value certain financial instruments;
●	estimated revenues under the CAA;
●	the timing and impact on our financial statements of new home construction and other development in the areas where we may sell our water;
●	utilization of our water assets;
●	growth in our targeted service area;
●	anticipated AMT refund in future years;
●	potential impacts of the Tax Act;
●	potential competitive advantages of the Company;
●	plans to continue to provide water and wastewater services to commercial and industrial customers;
●	projected capital spending and projected gross proceeds and margin on lot sales for the first phase of Sky Ranch;
●	timing of delivery of finished lots at Sky Ranch;
●	expected payments to be received from builders;
●	sufficiency of our working capital to fund our operations for the next 12 months;
●	our ability to fund improvements needed to deliver finished lots to home builders at Sky Ranch by phasing construction and delivery of lots and utilizing progress payments from builders;
●	plans to defer investing additional capital in delivering additional lots until receipt of payment for completed lots;
●	consistency of director compensation;
●	costs associated with the use of the ECCV system;
●	infrastructure to be constructed over the next several years, including the expected costs thereof;
●	investments over the next five years for the WISE project;
●	estimated transmission pipeline capacity of, and decreed amount of water from, the WISE project upon its completion;
●	estimates associated with revenue recognition, asset impairments, and cash flows from our water assets;
●	variance in our estimates of future tap fees and future operating costs;
●	estimated number of SFE connections that can be served by our water systems;
●	number of new water connections necessary to recover costs;

Index
●	expected vesting and forfeitures of stock options; and
●	objectives of our investment activities.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation:

●	the timing of new home construction and other development in the areas where we may sell our water;
●	population growth;
●	employment rates;
●	timing of oil and natural gas development in the areas where we sell our water;
●	general economic conditions;
●	the market price of water;
●	the market price of oil and natural gas;
●	changes in customer consumption patterns;
●	changes in applicable statutory and regulatory requirements;
●	changes in governmental policies and procedures;
●	uncertainties in the estimation of water available under decrees;
●	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
●	uncertainties in the estimation of the service life of our systems;
●	uncertainties in the estimation of costs of construction projects;
●	the strength and financial resources of our competitors;
●	our ability to manage the increasing demands of our expanded operations;
●	our ability to find and retain skilled personnel;
●	climatic and weather conditions, including floods, droughts and freezing conditions;
●	unauthorized access to confidential information and data on our information technology systems and systems and data breaches;
●	labor relations;
●	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
●	availability and cost of labor, material and equipment;
●	delays in anticipated permit and construction dates;
●	engineering and geological problems;
●	environmental risks and regulations;
●	our ability to raise capital;
●	volatility in the price of our common stock;
●	our ability to negotiate contracts with new customers;
●	the outcome of any litigation and arbitration proceedings;
●	uncertainties in water court rulings;
●	our ability to collect on any judgments; and
●	factors described under “Risk Factors” in our 2018 Annual Report.

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

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest-bearing investments. As of February 28, 2019, we own one certificate of deposit and two U.S. Treasury debt securities with stated maturity dates and locked interest rates. Therefore, we are not subject to interest rate fluctuations. We have no investments denominated in foreign currencies; therefore, our investments are not subject to foreign currency exchange rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of February 28, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

April 8, 2019