Form 10-Q
period 2019-05-31
PURE CYCLE CORP
filed 2019-07-08
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2019
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

(303) 292 – 3456
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, 1/3 of $.01 par value	PCYO	The NASDAQ Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 5, 2019:

Common stock, 1/3 of $.01 par value	23,801,598
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

Index
PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:	May 31, 2019	August 31, 2018
	(unaudited)
Current assets:
Cash and cash equivalents	$3,581,310	$11,565,038
Short-term investments	6,189,143	8,717,967
Trade accounts receivable, net	594,249	1,067,268
Prepaid expenses and other current assets	2,634,164	1,372,886
Inventories	12,693,514	5,195,059
Total current assets	25,692,380	27,918,218

Long-term investments	—	190,370
Investments in water and water systems, net	43,614,590	36,721,884
Land and mineral interests	4,821,728	4,659,569
Notes receivable - related parties, including accrued interest	971,176	906,199
Other assets	1,007,458	777,734
Long-term land investment	450,641	450,641
Deferred tax asset	282,000	282,000
Total assets	$76,839,973	$71,906,615

LIABILITIES:
Current liabilities:
Accounts payable	$461,830	$787,662
Accrued liabilities	2,627,069	849,538
Deferred revenues, current	1,631,797	361,050
Deferred oil and gas lease payment and contracts, current	196,255	55,733
Total current liabilities	4,916,951	2,053,983

Deferred revenues, less current portion	18,578	60,378
Participating Interests in Export Water Supply	333,033	339,035
Total liabilities	5,268,562	2,453,396

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $.0.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 23,801,598 and 23,764,098 shares outstanding, respectively	79,344	79,218
Additional paid-in capital	172,203,831	171,831,293
Accumulated other comprehensive income	12,656	66,446
Accumulated deficit	(100,724,853)	(102,524,171)
Total shareholders’ equity	71,571,411	69,453,219
Total liabilities and shareholders’ equity	$76,839,973	$71,906,615

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended May 31,			Nine Months Ended May 31,
	2019	2018		2019	2018
Revenues:
Metered water usage	$1,396,926		$1,162,570	$2,923,795		$2,888,913
Wastewater treatment fees	7,419		11,675	23,821		32,157
Water tap fees recognized	1,034,284		—	1,756,186		49,948
Land development	2,708,093		—	6,035,670		—
Other	37,941		37,874	148,159		95,893
Total revenues	5,184,663		1,212,119	10,887,631		3,066,911

Expenses:
Water service operations	(400,495)		(418,280)	(965,279)		(906,899)
Wastewater service operations	(14,512)		(6,632)	(21,889)		(21,303)
Land development construction costs	(2,588,072)		—	(5,715,994)		—
Other	(33,889)		(24,243)	(104,162)		(64,822)
Depletion and depreciation	(225,334)		(145,887)	(537,709)		(376,608)
Total cost of revenues	(3,262,302)		(595,042)	(7,345,033)		(1,369,632)
Gross profit	1,922,361		617,077	3,542,598		1,697,279

General and administrative expenses	(665,684)		(635,502)	(1,864,125)		(1,816,110)
Depreciation	(97,846)		(69,373)	(276,251)		(183,370)
Operating (loss) income	1,158,831		(87,798)	1,402,222		(302,201)

Other income (expense):
Oil and gas lease income, net	13,933		13,933	41,800		37,156
Oil and gas royalty income, net	37,263		61,113	113,104		152,653
Interest income	53,986		69,027	246,809		176,001
Other	(2,642)		(1,674)	(4,617)		(5,456)
Income from operations before income taxes	1,261,371		54,601	1,799,318		58,153
Income tax expense	—		—	—		—
Net income	$1,261,371		$54,601	$1,799,318		$58,153
Unrealized holding gains (losses)	(31)		40,613	(53,790)		71,330
Total comprehensive income	$1,261,340		$95,214	$1,745,528		$129,483

Basic net income (loss) per common share	$0.05	$	*	$0.08	$	*
Diluted net income (loss) per common share	$0.05		*	$0.07		*

Weighted average common shares outstanding–basic	23,801,598		23,764,098	23,791,320		23,759,654
Weighted average common shares outstanding–diluted	24,003,242		23,955,046	23,998,254		23,913,863

* Amount is less than $0.01 per share

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three Months ended May 31, 2019 and 2018
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
February 28, 2019 balance:	432,513	$433	23,801,598	$79,344	$172,107,735	$12,687	$(101,986,224)	$70,213,975
Stock option exercises			—	$—	$—	—	—	—
Share-based compensation	—	—	—	—	96,096	—	—	96,096
Net income	—	—	—	—	—	—	1,261,371	1,261,371
Unrealized holding loss on investments	—	—	—	—	—	(31)	—	(31)
May 31, 2019 balance:	432,513	$433	23,801,598	$79,344	$172,203,831	$12,656	$(100,724,853)	$71,571,411

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
February 28, 2018 balance:	432,513	$433	23,764,098	$79,218	$171,664,031	$19,612	$(102,935,299)	$68,827,995
Stock option exercises			—	$—	$—	—	—	—
Share-based compensation	—	—	—	—	83,631	—	—	83,631
Net income	—	—	—	—	—	—	54,601	54,601
Unrealized holding gain on investments	—	—	—	—	—	40,613	—	40,613
May 31, 2018 balance:	432,513	$433	23,764,098	$79,218	$171,747,662	$60,225	$(102,880,698)	$69,006,840

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Nine Months Ended May 31, 2019 and 2018
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
August 31, 2018 balance:	432,513	$433	23,764,098	$79,218	$171,831,293	$66,446	$(102,524,171)	$69,453,219
Stock option exercises			37,500	$126	$114,725	—	—	114,851
Share-based compensation	—	—	—	—	257,813	—	—	257,813
Net income	—	—	—	—	—	—	1,799,318	1,799,318
Unrealized holding loss on investments	—	—	—	—	—	(53,790)	—	(53,790)
May 31, 2019 balance:	432,513	$433	23,801,598	$79,344	$172,203,831	$12,656	$(100,724,853)	$71,571,411

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
August 31, 2017 balance:	432,513	$433	23,754,098	$79,185	$171,431,486	$(11,105)	$(103,993,900)	$67,506,099
Stock option exercises			10,000	$33	$74,967	—	—	75,000
Share-based compensation	—	—	—	—	241,209	—	—	241,209
Adoption of accounting standards	—	—	—	—	—	—	1,055,049	1,055,049
Net income	—	—	—	—	—	—	58,153	58,153
Unrealized holding gain on investments	—	—	—	—	—	71,330	—	71,330
May 31, 2018 balance:	432,513	$433	23,764,098	$79,218	$171,747,662	$60,225	$(102,880,698)	$69,006,840

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended May 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,799,318	$58,153
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and depletion	813,960	559,975
Recovery of bad debt expense	(31,233)	—
Equity loss in Well Enhancement Recovery Systems, LLC	7,846	7,847
Share-based compensation expense	257,813	241,209
Interest income and other non-cash items	(315)	(867)
Interest added to receivable from related parties	(30,753)	(46,377)
Changes in operating assets and liabilities:
Trade accounts receivable	504,252	(530,530)
Prepaid expenses	(1,261,278)	(926,917)
Inventories	(5,306,880)	(382,554)
Notes receivable - related parties	(34,223)	(62,611)
Notes receivable	—	(172,698)
Other assets	(90,097)	—
Accounts payable and accrued liabilities	(739,878)	(230,946)
Deferred revenues	1,270,747	—
Deferred oil and gas lease payment and contracts	98,722	130,044
Net cash used in operating activities	(2,741,999)	(1,356,272)

Cash flows from investing activities:
Sale and maturities of short-term investments	36,736,420	25,627,949
Purchase of short-term investments	(34,071,015)	(22,508,987)
Investments in water, water systems, and land	(7,695,968)	(2,989,567)
Investments in Sky Ranch development	—	(1,490,000)
Purchase of property and equipment	(320,014)	(271,146)
Net cash used in investing activities	(5,350,577)	(1,631,751)

Cash flows from financing activities:
Proceeds from note receivable - related parties	—	215,504
Proceeds from the issuance of stock	114,850	75,000
Payments to contingent liability holders	(6,002)	(2,152)
Net cash provided by (used in) financing activities	108,848	288,352
Net change in cash and cash equivalents	(7,983,728)	(2,699,671)
Cash and cash equivalents – beginning of period	11,565,038	5,575,823
Cash and cash equivalents – end of period	$3,581,310	$2,876,152

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories included in accounts payable and accrued liabilities	$2,191,577	$—
Transfer of prepaid asset to other asset	$—	$89,609
Transfer of land and mineral interest to inventory	$—	$1,691,989

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2019

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The May 31, 2019 consolidated balance sheet, the consolidated statements of operations and comprehensive income for the three and nine months ended May 31, 2019 and 2018, the consolidated statements of shareholders’ equity for the three and nine months ended May 31, 2019 and 2018, and the consolidated statements of cash flows for the nine months ended May 31, 2019 and 2018 have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at May 31, 2019, and for all periods presented.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a reputable financial institution. At various times during the three months ended May 31, 2019, the Company’s main operating account exceeded federally insured limits. To date, the Company has not suffered a loss due to such excess balance.

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

Certificates of deposit and U.S. Treasury debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company has $192,200 of investments classified as held-to-maturity at May 31, 2019, which represent certificates of deposit with a maturity date in October 2019.

Securities that the Company does not have the positive intent or ability to hold to maturity, including certificates of deposit and U.S. Treasury debt securities, are reported at their fair value. Changes in value of such securities are recorded as a component of Accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. The Company’s U.S. Treasury debt security matures in June 2019.

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

Cash and Cash Equivalents – The Company’s cash and cash equivalents are reported using the values as reported by the financial institution where the funds are held. These cash equivalents primarily include balances in the Company’s operating and savings accounts maintained at a reputable financial institution. The carrying amounts of cash and cash equivalents approximate fair value. Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. At various times during the three and nine months ended May 31, 2019, the Company’s main operating account exceeded federally insured limits. To date, the Company has not suffered a loss due to such excess balance.

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

Revenue Recognition

The Company disaggregates revenue by major product line as reported on the consolidated statements of operations and comprehensive income.

Index
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

The Company delivered 96.9 million and 106.1 million gallons of water to customers during the three months ended May 31, 2019 and 2018, respectively, of which 93% and 73% was used for oil and gas exploration. The Company delivered 232.3 million and 253.5 million gallons of water to customers during the nine months ended May 31, 2019 and 2018, respectively, of which 85% and 80% was used for oil and gas exploration.

The Company recognizes wastewater treatment revenues monthly based on a flat monthly fee and actual usage charges. The monthly wastewater treatment fees are shown net of amounts retained by the Rangeview District. Costs of delivering water and providing wastewater service to customers are recognized as incurred.

(ii)
Water and wastewater tap fees/Special Facility funding – The Company recognizes water and wastewater tap fees as revenue at the time the Company grants a right for the customer to tap into the water or wastewater service line to obtain service. The Company recognized $880,500 and $0 of water tap fee revenues during the three months ended May 31, 2019 and 2018, respectively, and $1,499,900 and $49,900 of water tap fee revenues during the nine months ended May 31, 2019 and 2018, respectively. The water tap fees recognized are based on the amounts billed by the Rangeview District and any amounts paid to third parties pursuant to the CAA as further described in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply below. The Company recognized $153,800 and $256,300 of wastewater tap fee revenues during the three and nine months ended May 31, 2019, respectively. No wastewater taps were sold during the three or nine months ended May 31, 2018.

The Company recognizes construction fees, including fees received to construct “Special Facilities,” over time as the construction is completed because the customer is generally able to use the property improvement to enhance the value of other assets during the construction period. Special Facilities are facilities that enable water to be delivered to a single customer and are not otherwise classified as a typical wholesale facility or retail facility. Temporary infrastructure required prior to construction of permanent water and wastewater systems or transmission pipelines to transfer water from one location to another are examples of Special Facilities. Management has determined that Special Facilities are separate and distinct performance obligations because these projects are contracted to construct a specific water and wastewater system or transmission pipeline and typically do not include multiple performance obligations in a contract with a customer. No Special Facilities revenue has been recognized during the three or nine months ended May 31, 2019 or 2018.

Index
(iii)
Consulting fees – Consulting fees are fees that the Company receives, typically on a monthly basis, from municipalities and area water providers along the I-70 corridor, for contract operations services over time as services are consumed. Consulting fees are recognized monthly based on a flat monthly fee plus charges for additional work performed. The Company recognized $37,900 of consulting fees during the three months ended May 31, 2019 and 2018, and $148,200 and $95,900 of consulting fees during the nine months ended May 31, 2019 and 2018, respectively.

Land Development Activities

The Company generates revenues through the sale of finished lots at its Sky Ranch development primarily from several sources of revenues: (i) land development through the sale of finished lots, (ii) construction support activities, (iii) project management services, and (iv) reimbursable expenses incurred to develop certain infrastructure.

(i)
Land development through the sale of finished lots – The Company acquired approximately 930 acres of land zoned as a Master Planned Community known as Sky Ranch along the I-70 corridor east of Denver, Colorado. The Company has entered into purchase and sale agreements with three separate home builders pursuant to which the Company agreed to sell, and each builder agreed to purchase, residential lots at the property. The Company began construction of lots on March 1, 2018 and segments its reporting of the activity relating to the costs and revenues from the construction and sale of lots at Sky Ranch.

The Company sells lots at Sky Ranch pursuant to distinct agreements with each builder. These agreements follow one of two formats. One format is the sale of a finished lot, whereby the builder pays for a ready-to-build finished lot and payment is a lump-sum payment upon completion of the finished lot. The Company recognizes revenues at the point in time of the closing of the sale of a finished lot in which control transfers to the builder and the builder is able to obtain a building permit, as the transaction cycle is complete, and the Company has no further obligations for the lot. During the three months ended May 31, 2019, the Company received payment and recognized revenue of $1,770,000 from one home builder in exchange for the delivery of 25 finished lots. During the nine months ended May 31, 2019, the Company received payment and recognized revenue of $2,070,000 from one home builder in exchange for the delivery of 29 finished lots. No revenue was recognized for lot sales at a point in time for the three or nine months ended May 31, 2018.

The Company’s second format is the sale of finished lots pursuant to a development agreement with a builder, whereby the Company receives payments in stages that include (i) payment upon the delivery of platted lots (which requires the Company to deliver deeded title to individual lots), (ii) a second payment upon the completion of certain infrastructure milestones, and (iii) final payment upon the delivery of the finished lot. Ownership and control of the platted lots pass to the builder once the Company closes the sale of the platted lots. Because the builder (i.e., the customer) takes control of the lot at the first closing and subsequent improvements made by the Company improve the builder’s lot as construction progresses, the Company accounts for revenue over time with progress measured based upon costs incurred to date compared to total expected costs. Any revenue in excess of amounts entitled to be billed is reflected on the balance sheet as a contract asset, and amounts received in excess of revenue recognized are recorded as deferred revenue. As of May 31, 2019, the Company had received payments of $7.7 million under development agreements relating to 150 lots, $6.1 million of which had been recognized based on the costs incurred to date compared to total expected costs for full completion of the 150 finished lots. For the three and nine months ended May 31, 2019, the Company recognized $938,100 and $3,965,700 of lot sales over time, respectively. No revenue was recognized for lot sales for the three or nine months ended May 31, 2018. The Company had deferred revenue related to lot sales of $1,631,800 and $0 as of May 31, 2019 and 2018, respectively. The Company does not have any material significant payment terms as all payments are expected to be received within 12 months after the delivery of each platted lot.  The Company adopted the practical expedient for financing components and does not need to account for a financing component of these lot sales as the delivery of lot sales is expected to occur within one year or less.

(ii)
Construction support activities – The Company performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance of the grading erosion and sediment control best management practices and other construction-related services. These activities are invoiced upon completion and accrue to the reimbursable costs due from the CAB upon issuance of municipal bonds by the CAB. Upon the issuance of the municipal bonds by the CAB, all reimbursable costs due from the CAB, including reimbursable costs for construction support activities, will be recorded as a note receivable and will reduce any remaining capitalized expenses. Any reimbursable costs in excess of capitalized expenses will be recognized as a gain. To date, the Company has invoiced the CAB $410,800 for construction support activities, which amount is included in Inventories.

(iii)
Project management services – The Company entered into two Service Agreements for Project Management Services with the CAB beginning on May 2, 2018. The CAB was organized by Sky Ranch Metropolitan District Nos. 1 and 5 to construct, operate and maintain certain public facilities and improvements in accordance with the Sky Ranch Community Authority Board Establishment Agreement and each of the service plans for Sky Ranch Metropolitan District Nos. 1 and 5. The Company has experience in providing project improvement services and is willing to provide such services to the CAB at agreed upon rates defined in specific agreements which are competitively bid.

Index
Pursuant to these agreements, the Company acts as the project manager and provides any and all services required to deliver the CAB-eligible improvements, including but not limited to CAB compliance; planning design and approvals; project administration; contractor agreements; and construction management and administration. The Company must submit to the CAB a monthly invoice, in a form acceptable to the CAB. The Company is responsible for all expenses it incurs in the performance of the agreements and is not entitled to any reimbursement or compensation except as defined in the agreements, unless otherwise approved in advance by the CAB in writing. The CAB is subject to annual budget and appropriation procedures and does not intend to create a multiple-fiscal year direct or indirect debt or other financial obligation. The Company receives a project management fee of five percent (5%) of actual construction costs of CAB-eligible improvements. The project management fee qualifies as a reimbursable cost to the Company. The project management fee is based only on the actual costs of the improvements; thus, items such as fees, permits, review fees, consultant or other soft costs, and land acquisition or any other costs that are not directly related to the cost of construction of CAB-eligible improvements are not included in the calculation of the project management fee. Soft costs and other costs that are not directly related to the construction of CAB-eligible improvements are being accrued to the reimbursable costs due from the CAB upon issuance of municipal bonds by the CAB. Upon issuance of municipal bonds by the CAB, all reimbursable costs, including reimbursable costs for project management services, will be recorded as a note receivable and will reduce any remaining capitalized expenses. Any reimbursable costs in excess of capitalized expenses will be recognized as a gain. To date, the Company has accrued $703,600 in project management services to the CAB, which amount is included in Inventories.

(iv)
Reimbursable Costs for Infrastructure – The CAB is required to construct certain infrastructure, the costs of which qualify as reimbursable costs. Reimbursable costs for infrastructure include costs directly incurred for construction of water distribution systems, sewer collection systems, storm water system, drainage improvements, roads, curb, sidewalks, landscaping, and parks. The Company is obligated to finance this infrastructure pursuant to its agreements with the CAB (see Note 14 – Related Parties in Part II, Item 8 of the 2018 Annual Report). The Company and the CAB have agreed that no payment is required with respect to advances made by the Company or expenses incurred related to construction of infrastructure unless and until the CAB and/or the Sky Ranch Districts (as defined in Note 6 – Related Party Transactions) issue bonds in an amount sufficient to reimburse the Company for all or a portion of the advances made and expenses incurred. Due to this contingency, the reimbursable costs for the construction of infrastructure are included in Inventories or expensed through Land development construction costs until the point in time when municipal bonds are issued. At that point, all previously incurred reimbursable costs, including reimbursable costs for the construction of infrastructure, will be recorded as a note receivable and will reduce any remaining capitalized costs. Any excess will be recognized as a gain.

The Company evaluated disaggregation of revenue and has determined that no additional disaggregation of revenue is necessary.

Contract asset by segment is as follows:

	May 31, 2019	August 31, 2018
Wholesale water and wastewater services	$—	$—
Land development activities	—	—
Corporate	—	—
Balance, end of period	$—	$—

Changes in contract asset were as follows:

	May 31, 2019	August 31, 2018
Balance, beginning of period	$—	$—
Recognition of revenue contract asset	1,020,146	—
Contract asset invoiced	(1,020,146)	—
Balance, end of period	$—	$—

Deferred revenue by segment is as follows:

	May 31, 2019	August 31, 2018
Land development activities	$1,631,797	$361,050
Oil and gas contracts	140,522	—
Oil and gas leases	74,311	116,111
Balance, end of period	1,846,630	477,161
Oil and gas leases and contracts, less current portion	(196,255)	(55,733)
Oil and gas leases, long term	18,578	60,378
Total oil and gas leases	$74,311	$116,111

Index
Changes in deferred revenue were as follows:

	May 31, 2019	August 31, 2018
Balance, beginning of period	$477,161	$1,055,488
Cumulative effect of adoption of ASU 2014-09	—	(1,055,488)
Deferral of revenue	6,652,560	2,667,200
Recognition of unearned revenue	(5,283,091)	(2,190,039)
Balance, end of period	$1,846,630	$477,161

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. At May 31, 2019, the Company had outstanding open contracts for $27,502,700, which primarily related to the sale of 506 lots at Sky Ranch. The Company expects to recognize approximately 54% of such revenue over the next 12 months.

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

Oil and Gas Lease Payments

As further described in Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2018 Annual Report, the Company entered into a Paid-Up Oil and Gas Lease and a Surface Use and Damage Agreement that were subsequently purchased by a wholly owned subsidiary of ConocoPhillips Company. Two wells were drilled within the Company’s mineral interest and placed into service and began producing oil and gas and accruing royalties to the Company. During the three months ended May 31, 2019 and 2018, the Company received $37,300 and $61,100 net of taxes, respectively, in royalties attributable to these two wells. During the nine months ended May 31, 2019 and 2018, the Company received $113,100 and $152,700 net of taxes, respectively, in royalties attributable to these two wells. The Company classifies income from oil and gas lease and royalty payments as Other income in the statement of operations and comprehensive income as the Company does not consider these arrangements to be a primary operating business activity.

Deferred Revenue

Deferred revenue as of May 31, 2019, was comprised of unearned revenue from a Paid-Up Oil and Gas Lease between the Company and Bison Oil and Gas, LLP, for the purpose of exploring for, developing, producing, and marketing oil and gas on the 40 acres of mineral estate that the Company owns adjacent to the Lowry Range (the “Bison Lease”) and unearned revenue from advanced payments for lot sales at Sky Ranch.

The Company received an up-front payment of $167,200 in October 2017, which will be recognized as income on a straight-line basis over three years (the term of the Bison Lease). The Company recognized lease income of $13,900 during each of the three months ended May 31, 2019 and 2018 related to the up-front payment received pursuant to the Bison Lease. The Company recognized lease income of $41,800 and $37,200 during the nine months ended May 31, 2019 and 2018, respectively, related to the up-front payment received pursuant to the Bison Lease. As of May 31, 2019, and August 31, 2018, the Company had deferred revenue of $74,300 and $116,100, respectively, related to the Bison Lease that will be recognized as income ratably through September 2020.

Index
The Company also received a payment of $1.4 million from one of its industrial water customers in the third quarter ended May 31, 2019.  The customer issued the upfront payment to reserve water for its oil and gas fracking needs.  As of May 31, 2019, the Company had deferred revenue of $140,500 as a result of the upfront payment.

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

Share-Based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company records share-based compensation costs as expense over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. Because the Company has a full valuation allowance on its deferred tax assets, the granting and exercise of stock options has no impact on the income tax provisions. The Company recognized $96,100 and $83,600 of share-based compensation expense during the three months ended May 31, 2019 and 2018, respectively. The Company recognized $257,800 and $241,200 of share-based compensation expense during the nine months ended May 31, 2019 and 2018, respectively.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits as of May 31, 2019.

As a result of H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), signed into law on December 22, 2017, the Company has a $282,000 alternative minimum tax (“AMT”) deferred tax asset for which it did not have a valuation allowance as of May 31, 2019 and August 31, 2018.  The Company expects to receive the AMT as a refund in future years.  Most, if not all, of this credit will be refundable starting with the filing of the 2018 (fiscal year ending 2019) through 2021 (fiscal year ending 2022) tax returns, subject to limitations of Internal Revenue Code Section 382 (arises with ownership changes) and the sequestration limitation of the Balanced Budget Act of 1997. The Company has evaluated the Tax Act and determined that the impact was immaterial.

The Company’s effective tax rate was 0% for the three and nine months ended May 31, 2019 and 2018 due to the release of the value allowance the Company maintains on its net deferred tax asset.

The Company maintains a valuation allowance on the net deferred tax asset other than AMT credits, as the Company has determined it is more likely than not that the Company will not realize its deferred tax assets. Such assets primarily consist of operating loss carryforwards.  The Company assessed the realizability of its deferred tax asset using all available evidence. In particular, the Company considered both historical results and projections of profitability for the reasonably foreseeable future periods. The Company is required to reassess its conclusions regarding the realization of its deferred tax assets at each financial reporting date. A future evaluation could result in a conclusion that all or a portion of the valuation allowance is no longer necessary, which could have a material positive impact on our results of operations and financial position.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal year 2015 through fiscal year 2018.

Index
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At May 31, 2019, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three or nine months ended May 31, 2019 or 2018.

Income (Loss) per Common Share

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Common stock options of 206,934 common share equivalents as of the nine months ended May 31, 2019, were included in the calculation of income per common share as dilutive common stock equivalents using the treasury stock method. Common stock options aggregating 50,000 common share equivalents as of the nine months ended May 31, 2019, have been excluded from the calculation of income per common share as their effect is anti-dilutive. Common stock options of 154,209 common share equivalents as of the nine months ended May 31, 2018, were included in the calculation of income per common share as dilutive common stock equivalents using the treasury stock method. Common stock options aggregating 32,500 common share equivalents as of the nine months ended May 31, 2018, have been excluded from the calculation of income per common share as their effect is anti-dilutive.

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

Index
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the NASDAQ Stock Market. The Company had no Level 1 assets or liabilities as of May 31, 2019 or August 31, 2018.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had four and seven Level 2 assets as of May 31, 2019 and August 31, 2018, respectively, which consist of  U.S. Treasury debt securities.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability, the contingent portion of the CAA, as of May 31, 2019 and August 31, 2018. The Company has determined that the contingent portion of the CAA does not have a determinable fair value (see Note 4 – Long-Term Obligations and Operating Lease).

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

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of May 31, 2019:

			Fair Value Measurement Using:
	Fair Value	Cost / Other Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Accumulated Unrealized Gains and (Losses)
U.S. Treasury debt securities	$5,997,000	$5,984,300	$—	$5,997,000	$—	$12,700
Total	$5,997,000	$5,984,300	$—	$5,997,000	$—	$12,700

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of August 31, 2018:

			Fair Value Measurement Using:
	Fair Value	Cost / Other Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Accumulated Unrealized Gains and (Losses)
U.S. Treasury debt securities	$8,718,000	$8,644,900	$—	$8,718,000	$—	$66,400
Total	$8,718,000	$8,644,900	$—	$8,718,000	$—	$66,400

The Company also holds a certificate of deposit that is not carried at fair value on the consolidated balance sheets and is classified as a held-to-maturity security. As of May 31, 2019, the carrying amount of held-to-maturity securities was $192,200 and is included in short-term investments in the accompanying consolidated financial statements. As of August 31, 2018, the carrying amount of held-to-maturity securities was $190,400 and is recorded as long-term investments in the accompanying consolidated financial statements.

NOTE 3 – WATER AND LAND ASSETS

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2018 Annual Report. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the nine months ended May 31, 2019.

Index
Investment in Water and Water Systems

The Company’s Investments in Water and Water Systems consist of the following costs and accumulated depreciation and depletion at May 31, 2019 and August 31, 2018:

	May 31, 2019		August 31, 2018
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Rangeview Water Supply	$14,820,700	$(14,000)	$14,813,800	$(12,800)
Sky Ranch water rights and other costs	7,361,000	(704,600)	7,171,700	(561,400)
Fairgrounds water and water system	2,899,900	(1,129,000)	2,899,900	(1,062,900)
Rangeview water system	5,578,000	(323,000)	1,655,600	(261,200)
Water Supply – Other	4,430,100	(803,400)	4,337,200	(625,300)
Wild Pointe service rights	1,631,700	(316,600)	1,631,700	(267,700)
Sky Ranch pipeline	5,707,000	(363,900)	5,615,900	(222,000)
Construction in progress	4,840,700	—	1,609,400	—
Totals	47,269,100	(3,654,500)	39,735,200	(3,013,300)
Net investments in water and water systems	$43,614,600		$36,721,900

Capitalized terms in this section not defined herein are defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2018 Annual Report.

Construction in progress primarily consists of capital water projects at Sky Ranch, including the wastewater facility, the water storage tank and the water pump station.

Depletion and Depreciation

The Company recorded depletion charges of $500 and $4,300 during the three months ended May 31, 2019 and 2018, respectively, and $1,300 and $5,300 during the nine months ended May 31, 2019 and 2018, respectively. The depletion was related entirely to the Rangeview Water Supply.

The Company recorded $322,700 and $211,000 of depreciation expense during the three months ended May 31, 2019 and 2018, respectively. The Company recorded $812,700 and $554,700 of depreciation expense during the nine months ended May 31, 2019 and 2018, respectively. These figures include depreciation for other equipment not included in the table above.

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

Index
From time to time, the Company reacquired various portions of the CAA obligations, which retained their original priority, including the Land Board’s CAA interest which was assigned and relinquished to the Company in 2014. The Company did not make any CAA acquisitions during the three months ended May 31, 2019 and 2018.

As a result of the acquisitions, the Company is currently allocated approximately 88% of the total proceeds from the sale of Export Water after payment of the Land Board royalty. The acquisitions and cumulative sales of Export Water are detailed in the table below. The remaining potential third-party obligation at May 31, 2019, is approximately $1 million.

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third-Party Obligation	Participating Interests Liability	Contingency
Original balances	$—	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2018:
Acquisitions	—	28,042,500	(28,042,500)	(9,790,000)	(18,252,500)
Relinquishment	—	2,386,400	(2,386,400)	(832,100)	(1,554,300)
Option payments - Sky Ranch and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees (1)	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	737,300	(593,900)	(143,400)	(49,800)	(93,600)
Balance at August 31, 2018	1,380,700	29,638,100	1,007,400	339,100	668,300
Fiscal 2019 activity:
Export Water sale payments	144,700	(127,500)	(17,200)	(6,000)	(11,200)
Balance at May 31, 2019	$1,525,400	$29,510,600	$990,200	$333,100	$657,100

(1)	The Arapahoe County tap fees are net of $34,522 in royalties paid to the Land Board.

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

Index
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

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the nine months ended May 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value
Outstanding at August 31, 2018	535,500	$5.31	6.04	$3,180,990
Granted (1)	82,500	$10.48
Exercised	(37,500)	$3.06
Forfeited or expired	—	$—
Outstanding at May 31, 2019	580,500	$6.19	6.50	$1,962,630

Options exercisable at May 31, 2019	428,000	$5.30	5.65	$1,761,260

(1)	Includes 50,000 shares granted to Mr. Harding on September 26, 2018 and 32,500 total shares granted to non-employee directors on January 16, 2019.

The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan as of and for the nine months ended May 31, 2019:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2018	155,833	$3.76
Granted	82,500	4.60
Vested	(85,834)	3.46
Forfeited	—	—
Non-vested options outstanding at May 31, 2019	152,499	$4.03

All non-vested options are expected to vest.

Stock-based compensation expense was $96,100 and $83,600 for the three months ended May 31, 2019 and 2018, respectively.  Stock-based compensation expense was $257,800 and $241,200 for the nine months ended May 31, 2019 and 2018, respectively.

At May 31, 2019, the Company had unrecognized compensation expenses totaling $362,400 relating to non-vested options that are expected to vest. The weighted-average period over which these options are expected to vest is approximately one year.

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

Index
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

Through the WISE Financing Agreement, the Company agreed to fund the Rangeview District’s cost of participating in the regional water supply project known as the WISE partnership. The Company anticipates spending approximately $6.8 million over the next five fiscal years to fund the Rangeview District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE and to fund operations and water deliveries related to WISE. To date, the Company has capitalized the funding provided pursuant to the WISE Financing Agreement because the funding has been provided to purchase capacity in the WISE infrastructure. The Company’s total investment in the WISE assets as of May 31, 2019, is approximately $3.2 million.

In 1995, the Company extended a loan to the Rangeview District. The loan provided for borrowings of up to $250,000, is unsecured, and bears interest based on the prevailing prime rate plus 2% (7.50% at May 31, 2019). The maturity date of the loan is December 31, 2020. In January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect. The $944,500 balance of the notes receivable at May 31, 2019, includes borrowings of $534,100 and accrued interest of $410,400.

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

In November 2014, but effective as of January 1, 2014, the Company entered into a Facilities Funding and Acquisition Agreement with a Sky Ranch District obligating the Company to either finance district improvements or to construct improvements on behalf of the Sky Ranch District subject to reimbursement. Improvements subject to this agreement were determined pursuant to a mutually agreed upon budget. Each year in September, the parties were to mutually determine the improvements required for the following year and finalize a budget by the end of October. Each advance or reimbursable expense accrued interest at a rate of 6% per annum. Upon the Sky Ranch District’s ratification of the advances and related expenditures, the amount was reclassified as long-term and is recorded as part of Notes receivable – related parties. As of November 30, 2017, the Sky Ranch Districts repaid all advances plus accrued interest totaling $215,504, and as of May 31, 2019 and 2018, there was no outstanding balance on the receivable.  The Facilities Funding and Acquisition Agreement has been superseded by the 2018 FFAA as described below.

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

Index
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

As of May 31, 2019, the balance of the Company’s advances to the CAB plus accrued interest totaled $13.7 million, which is included in Inventories or expensed through Land development construction costs of revenues. The advances have been used by the CAB to pay for construction of improvements. When the CAB issues municipal bonds to reimburse the Company, all reimbursable costs due from the CAB, including reimbursable costs for construction support activities, will be recorded as a note receivable and will reduce any remaining capitalized expenses in Inventories. Any reimbursable costs in excess of capitalized expenses will be recognized as a gain.

NOTE 7 – SIGNIFICANT CUSTOMERS

Water and Wastewater

Revenues related to the provision of water for the oil and gas industry to one customer accounted for approximately 93% and 87% of the Company’s water and wastewater revenues for the three months ended May 31, 2019 and 2018, respectively. Revenues related to the provision of water for the oil and gas industry to two customers accounted for approximately 67% and 25%, respectively, of the Company’s water and wastewater revenues for the nine months ended May 31, 2019. Revenues related to the provision of water for the oil and gas industry to three customers represented approximately 71% 12% and 10%, respectively, of the Company’s water and wastewater revenues for the nine months ended May 31, 2018.

Land Development

Revenues from three customers represented 100% of the Company’s land development revenues for the three months ended May 31, 2019. The three customers represented 65%, 25% and 10%, respectively, of the Company’s land development revenues for the three months ended May 31, 2019. Revenues from three customers represented 100% of the Company’s land development revenues for the nine months ended May 31, 2019. The three customers represented 45%, 34% and 21%, respectively, of the Company’s land development revenues for the nine months ended May 31, 2019. No revenues were recognized from the Company’s land development activities for the three or nine months ended May 31, 2018.

Accounts Receivable

The Company had accounts receivable from the Rangeview District which accounted for 78% and 3% of the Company’s trade receivables balances at May 31, 2019 and August 31, 2018, respectively. The Company had accounts receivable from two other customers of approximately 43% and 30%, respectively, at August 31, 2018. Of the trade receivables from the Rangeview District as of May 31, 2019, approximately 94% is related to water tap sales and 6% is related to water and wastewater service sales.

NOTE 8 – ACCRUED LIABILITIES

At May 31, 2019, the Company had accrued liabilities of $2,627,100, of which $65,900 was for estimated property taxes, $34,600 was for professional fees, and $2,526,600 was for operating payables, of which $2,191,600 is payable to the CAB for the development of Sky Ranch.  These costs are also included in Inventories or expensed through Land development construction costs of revenue.

At August 31, 2018, the Company had accrued liabilities of $849,500, of which $400,000 was for accrued compensation, $29,000 was for estimated property taxes, $59,000 was for professional fees and the remaining $361,500 was related to operating payables.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has historically been involved in various claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Company records an accrual for a material loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company makes such estimates based on information known about the claims and experience in contesting, litigating and settling similar claims. Disclosures are also provided for reasonably possible losses that could have a material effect on the Company’s financial position, results of operations or cash flows. The Company had no contingencies where the risk of material loss was reasonably possible as of May 31, 2019, or August 31, 2018.

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

Oil and gas royalties and licenses are a passive activity and not an operating business activity and, therefore, are not classified as a segment.

The following table summarizes wholesale water and wastewater services and land development revenue information by segment:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Wholesale water and wastewater services	$2,476,570	$1,212,119	$4,851,961	$3,066,911
Land development activities	2,708,093	—	6,035,670	-
Total revenues	$5,184,663	$1,212,119	$10,887,631	$3,066,911

The following table summarizes wholesale water and wastewater services and land development pretax income by segment:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2019	2018	2019	2018
Wholesale water and wastewater services	$1,802,340	$617,077	$3,222,922	$1,697,279
Land development activities	120,021	—	319,676	-
Corporate	(660,990)	(562,476)	(1,743,280)	(1,639,126)
Total pretax income (loss)	$1,261,371	$54,601	$1,799,318	$58,153

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

	May 31, 2019	August 31, 2018
Wholesale water and wastewater services	$43,614,590	$36,721,884
Land development activities	18,477,341	9,497,106
Corporate	14,748,041	25,687,625
Total assets	$76,839,973	$71,906,615

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our Business

Pure Cycle Corporation (“we,” “us,” or “our”) is a Colorado corporation developing its water and land resources.  We develop wholesale water and wastewater systems in the water short Denver metropolitan area and are developing a Master Planned Community on approximately 1,000 acres of land located along the Interstate 70 corridor (“I-70”), approximately four miles south of Denver International Airport (“DIA”).  The Company has accumulated valuable water and land interests over the past 30 years and has developed an extensive network of wholesale water production, storage, treatment, and distribution systems, and wastewater collection and treatment systems which serve domestic, commercial and industrial customers in the Denver metropolitan region.  Our land assets are located in one of the most active development areas in the Denver metropolitan region along I-70.  Our operations are focused in two business segments: (i) providing wholesale water and wastewater services, and (ii) serving as the Master Plan developer for approximately 1,000 acres of land known as Sky Ranch, which includes a mix of 4,000 single-family and multifamily residential units and over 2 million square feet of commercial, retail, and industrial uses.

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

Our utility segment generates revenues from three sources: (i) tap fees, which are a one-time charge to home builders or businesses to connect to our water and wastewater systems, (ii) usage charges, which are monthly metered water and wastewater fees, and (iii) construction or special facility fees, which are specifically contracted for when necessary.  Our water portfolio can provide service to approximately 60,000 single family connections (“SFE”).  Our current water tap fee is $26,675 per SFE, and our wastewater tap fee is $4,659 per SFE.  On average, we generate annual revenue of approximately $1,000 per SFE water connection and $500 per SFE wastewater connection.  We provide potable water to nearly 400 SFE connections and domestic wastewater to approximately 160 SFEs.

In addition to our domestic customers, we provide raw water to industrial customers in the oil and gas industry for hydraulic fracturing.  Both our potable water and industrial water customers are located in southeastern Denver where competing water and water systems are limited, well positioning us to deliver these valuable services to our customers.  Growth in the Denver area has trended east with significant activity occurring along the I-70 corridor, which enjoys rail access and excellent transportation infrastructure with I-70 and DIA.  The region has significant employment centers, including DIA, University of Colorado Anschutz Medical Campus, Amazon Fulfillment Center, Rocky Mountain Regional VA Medical Center, and more creating demand for residential, retail, and commercial development opportunities.  The region has experienced significant oil and gas activity over the past seven years with multiple operators leasing more than 135,000 acres in and adjacent to our service area with more than 100 wells and miles of oil and gas collection lines.  The Company believes its water resources, land and infrastructure are located in one of the most attractive areas of the Denver metropolitan region, because it is well positioned for substantial growth over the next 30 years.

Land Development

We are developing an approximately 930-acre Master Planned Community along the I-70 corridor that will include some 4,000 single family and multifamily homes, parks, open spaces, trails, recreational centers, schools, and over 2 million square feet of retail, commercial and light industrial space just four miles south of DIA.  Our land development activities include the design, permitting, and construction of all of the horizontal infrastructure, including, storm water, drainage, roads, curb, sidewalks, parks, open space, trails and other infrastructure to deliver “ready to build” finished lots to home builders and commercial customers. Our land development activities generate revenue from the sale of finished lots as well as construction revenues from activities where we construct infrastructure on behalf of others.  Land development revenues come from our home builder customers under specific agreements for the delivery of finished lots as well as reimbursements for the construction of public improvements, such as roads, curbs, storm water, drainage, sidewalks, parks, open space, trails etc., which come from the local governmental entity, the CAB.

Our land development activities provide a strategic complement to our water utility segment as a significant component of any master planned community is providing high quality domestic water, irrigation water, and wastewater service to the community.  Having control over land and utility development enables us to build infrastructure for water, irrigation, wastewater, distribution, collection, storm water, roads, parks, open spaces and other investments efficiently, and to manage delivery of these investments to match take-down commitments from our home builder customers without significant excess capacity in any of these investments.

In June 2017, we entered into purchase and sale agreements (collectively, the “Purchase and Sale Contracts”) with three separate home builders (Richmond American Homes, Taylor Morrison, and KB Home) pursuant to which we agreed to sell, and the builders agreed to purchase, 506 total single-family, detached residential lots at the Sky Ranch property.

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

Index
We estimate that the development of the finished lots for the first phase (506 lots) of Sky Ranch will require total capital of approximately $35 million, which includes estimated reimbursable costs of approximately of $27 million that will be reimbursable to us by the CAB from the anticipated sale of the municipal bonds. Lot sales to home builders will generate approximately $36 million in revenues, providing a margin on lots of approximately $1 million prior to receipt of reimbursable costs, as discussed above. The Company and the CAB have agreed that no payment is required by the CAB with respect to reimbursable costs unless and until the CAB and/or the Sky Ranch Districts issue municipal bonds in an amount sufficient to reimburse us for all or a portion of advances provided or expenses incurred for reimbursables. Due to this contingency, the reimbursable costs will be included in Inventories or expensed through Land development construction costs of revenue until the point in time when bonds are issued. At that point, all reimbursable costs will be recorded as a note receivable and will reduce any remaining reimbursable capitalized expenses. Any reimbursable costs in excess of capitalized expenses will be recognized as a gain. The costs of developing lots and revenues from the sales of finished lots are expected to be incurred over several quarters and the timing of cash flows will include certain milestone deliveries, including, but not limited to, completion of governmental approvals, installation of improvements, and completion of lot deliveries.

Results of Operations

Executive Summary

The results of our operations for the three and nine months ended May 31, 2019 and 2018 are as follows:

Table 1a - Summary of Results of Operations

	Three Months Ended May 31,		$ Change	% Change
	2019	2018
Millions of gallons of water delivered	96.9	106.1	(9.2)	(9)%
Metered water usage revenues	$1,396,900	$1,162,600	$234,300	20%
Operating costs to deliver water (excluding depreciation and depletion)	$400,500	$418,300	$(17,800)	(4)%
Water delivery gross margin %	71%	64%

Wastewater treatment revenues	$7,400	$11,700	$(4,300)	(37)%
Operating costs to treat wastewater	$14,500	$6,600	$7,900	120%
Wastewater treatment gross margin %	(96)%	44%

Lot fee revenue	$2,708,100	$—	$2,708,100	100%
Lot fee construction costs incurred	$2,588,100	$—	$2,588,100	100%
Lot fee gross margin %	4%	—
Other income	$37,900	$37,900	$—	—
Other income costs incurred	$33,900	$24,200	$9,700	40%
Other income gross margin %	11%	36%

Tap and Special Facility revenues	$1,034,300	$—	$1,034,300	100%

General and administrative expenses	$665,700	$635,500	$30,200	5%
Net income (loss)	$1,261,400	$54,600	$1,206,800	2,210%

Table 1b - Summary of Results of Operations

	Nine Months Ended May 31,		$ Change	% Change
	2019	2018
Millions of gallons of water delivered	232.3	253.5	(21.2)	(8)%
Metered water usage revenues	$2,923,800	$2,888,900	$34,900	1%
Operating costs to deliver water (excluding depreciation and depletion)	$965,300	$906,900	$58,400	6%
Water delivery gross margin %	67%	69%

Wastewater treatment revenues	$23,800	$32,200	$(8,400)	(26)%
Operating costs to treat wastewater	$21,900	$21,300	$600	3%
Wastewater treatment gross margin %	8%	34%

Lot fee revenue	6,035,700	—	6,035,700	100%
Lot fee construction costs incurred	5,716,000	—	5,716,000	100%
Lot fee gross margin %	5%	—

Other income	$148,200	$95,900	$52,300	55%
Other income costs incurred	$104,200	$64,800	$39,400	61%
Other income gross margin %	30%	32%

Tap and specialty facility revenues	$1,756,200	$49,900	$1,706,300	3,419%

General and administrative expenses	$1,864,100	$1,816,100	$48,000	3%
Net income	$1,799,300	$58,200	$1,741,100	2,992%

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

Water deliveries decreased 9% and water revenues increased 20% during the three months ended May 31, 2019, as compared to the three months ended May 31, 2018. The decreases in water deliveries are the result of lower demand for water used by oil and gas operations, which is used primarily to frack wells drilled in the Niobrara formation. Water deliveries decreased 8% and water revenues increased 1% during the nine months ended May 31, 2019, as compared to the nine months ended May 31, 2018. The decrease of water deliveries was due primarily to lower demand for water used by the oil and gas industry during the current nine-month period compared to the prior corresponding period. Increases and decreases in water deliveries charged at different rates will result in disproportionate increases and decreases in revenues. The following tables detail the sources of our sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for the three and nine months ended May 31, 2019 and 2018, respectively.

Table 2a - Water Revenue Summary

	Three Months Ended May 31,
	2019			2018
Customer Type	Sales	kgal	Average price per kgal	Sales	kgal	Average price per kgal
On Site	$24,300	1,582.5	$15.36	$79,900	20,549.5	$3.89
Export - Commercial	10,200	989.0	10.31	41,300	4,439.9	9.30
Sky Ranch	2,600	304.0	8.55	—	—	—
Wild Pointe (1)	51,300	3,980.6	12.89	19,100	4,045.6	4.72
Fracking	1,308,500	90,091.7	14.52	1,022,300	77,058.2	13.27
	$1,396,900	96,947.8	$14.41	$1,162,600	106,093.2	$10.96

Table 2b - Water Revenue Summary

	Nine Months Ended May 31,
	2019			2018
Customer Type	Sales	kgal	Average price per kgal	Sales	kgal	Average price per kgal
On Site (2)	$113,300	18,402.8	$6.16	$146,500	29,501.0	$4.97
Export - Commercial	33,200	2,968.2	11.19	99,200	9,212.0	10.77
Sky Ranch	2,600	304.0	8.55	—	—	—
Wild Pointe (1)	57,000	13,006.4	4.38	21,600	11,220.4	1.93
Fracking	2,717,700	197,637.2	13.75	2,621,600	203,578.2	12.88
	$2,923,800	232,318.6	$12.59	$2,888,900	253,511.6	$11.40

(1) The three and nine months ended May 31, 2018, include 4,045.6 kgal and 11,220.4 kgal, respectively, for Wild Pointe, for comparative purposes. These amounts were not included in the Form 10-Q for the quarter ended May 31, 2018.
(2) The nine months ended May 31, 2019, includes 7,086.7 kgal for On Site due to an adjustment to the three months ended November 30, 2018, that is not included in the Form 10-Q for the quarter ended November 30, 2018.

Index
The gross (loss) margin on delivering water increased to 71% and decreased to 67% during the three and nine months ended May 31, 2019, as compared to the gross margins of 64% and of 69% during the three and nine months ended May 31, 2018, respectively. The change in our gross margin for the three months ended May 31, 2019, was due to an increase in the rate of industrial water sold and a reduction of the amount of water purchased from “WISE” during the current period. See Liquidity, Capital Resources and Financial Position – South Metropolitan Water Supply Authority (“SMWSA”) and Water Infrastructure Supply Efficiency Partnership (“WISE”) for a description of WISE. The change in our gross margin for the nine months ended May 31, 2019, was due to increased rates on the sale of industrial water which resulted in higher revenue to offset the costs of the ECCV water system (as defined under Liquidity, Capital Resources and Financial Position below). Our cost associated with the use of the system without any production is a flat fee of $8,000 per month. In addition, the ECCV system costs us approximately $15,500 per month to maintain. We had higher production through the ECCV system related to the oil and gas water deliveries for the three and nine months ended May 31, 2019, which has negatively impacted our gross margin.

Wastewater Treatment Revenues – Our wastewater customer is charged based on the estimated amount of wastewater treated. Wastewater fees decreased 37% and 26% during the three and nine months ended May 31, 2019, respectively, as compared to the three and nine months ended May 31, 2018, respectively. The decrease for the three and nine months ended May 31, 2019, was primarily the result of lower demand from our only wastewater customer. Wastewater operating costs and gross margin fluctuate based on timing of expenses and regulatory requirements, but generally fluctuate consistent with demand.

Tap and Special Facility/Construction Revenues – We have various water and wastewater service agreements, a component of which may include tap fee and “Special Facility” (as defined under “Critical Accounting Policies – Revenue Recognition – Wholesale Water and Wastewater Fees” below) or construction fee revenues. For the three months ended May 31, 2019, we sold 33 water and wastewater taps, recognizing revenues of $1,034,300. For the nine months ended May 31, 2019, we sold 57 water and wastewater taps, recognizing revenues of $1,756,200. We did not sell any water or wastewater taps during the three months ended May 31, 2018. We sold two taps during the nine months ended May 31, 2018, recognizing revenues of $49,900. The water and wastewater taps sold in the three and nine months ended May 31, 2019, were sold to the builders at Sky Ranch and were exempt from royalty payments to the State of Colorado Board of Land Commissioners (the “Land Board”).

We did not recognize Special Facility fees for the three or nine months ended May 31, 2019 and 2018.

Other Income – Other income of $37,900 for the three months ended May 31, 2019 and 2018, and other income of $148,200 and $95,900 for the nine months ended May 31, 2019 and 2018, respectively, consisted principally of consulting fees. Consulting fees fluctuate from one period to the next based on our customers’ needs.

Land Development Revenues – In March 2018, we began construction of our first phase of 506 detached, single-family lots. In July 2018, we obtained final approval of the entitlements for the property, achieved the first payment milestone for the sale of 150 of the 506 platted lots to two of our builders and received the first milestone payment of $2,500,000. At that time, those two builders posted letters of credit for an additional $7,775,000. In January 2019, we delivered 12 model home lots to our three home builder customers.  We have completed overlot grading for all 506 lots.  We have installed wet utilities for more than 150 lots.

During the nine months ended May 31, 2019, we have received the first additional payment of $4,121,800 from the two builders, which was distributed to us from escrowed funds when we completed construction of wet utilities. We have completed the delivery of 50 finished lots to one of these home builder customers and received the final payment for such lots of $1,114,600, which was distributed to us from the escrowed funds. Additionally, we received a payment from a third home builder customer for $1,850,600 upon completion of 29 finished lots and will continue to receive payments as additional finished lots are completed.

In June 2019, we completed the delivery of 50 finished lots (of a total of a 100 lots contracted to be delivered in this installment) to our second home builder customer and expect to receive the final payment of $1,437,400 for those 50 finished lots in July 2019.  We will receive additional payments as we continue to complete lots for this builder.

We have determined that the delivery of a finished lot is a performance obligation and will recognize revenue at the point of time of closing the lot sale. To date, we have incurred $20.4 million in land development costs out of an anticipated $35 million total budgeted land development costs. Of these land development costs, $7.7 million have been recorded as cost of revenue under Land development construction costs on the consolidated statements of operations and comprehensive income, of which $2.5 million and $5.7 million were recorded as Land development construction costs during the three and nine months ended May 31, 2019, respectively. The remaining $12.6 million was recorded as Inventories on the consolidated balance sheet as of May 31, 2019, and will be recorded as cost of revenue as land development revenues are recognized. We did not have any land development operations in the three or nine months ended May 31, 2019.

Index
General and Administrative Expenses

Significant balances classified as general and administrative (“G&A”) expenses for the three and nine months ended May 31, 2019 and 2018, respectively, were as follows:

Table 3a - Significant Balances in G&A

	Three Months Ended May 31,
	2019	2018	$ Change	% Change
Salary and salary-related expenses:
Including share-based compensation	$330,900	$310,900	$20,000	6%
Excluding share-based compensation	$234,800	$227,300	$7,500	3%
Professional fees	$82,000	$108,500	$(26,500)	(24)%
Fees paid to directors (including insurance)	$55,700	$35,200	$20,500	58%
Public entity related expenses	$24,400	$23,000	$1,400	6%

Table 3b - Significant Balances in G&A

	Nine Months Ended May 31,
	2019	2018	$ Change	% Change
Salary and salary-related expenses:
Including share-based compensation	$956,600	$919,000	$37,600	4%
Excluding share-based compensation	$698,700	$677,800	$20,900	3%
Professional fees	$254,000	$267,300	$(13,300)	(5)%
Fees paid to directors (including insurance)	$154,900	$116,900	$38,000	33%
Public entity related expenses	$90,400	$96,100	$(5,700)	(6)%

Salary and salary-related expenses – Salary and salary-related expenses, including share-based compensation expense, increased 6% and 4%, respectively, for the three and nine months ended May 31, 2019, as compared to the three and nine months ended May 31, 2018. The increase was primarily the result of additional employees. The salary and salary-related expenses noted above include $96,100 and $83,600 of share-based compensation expenses during the three months ended May 31, 2019 and 2018, respectively. Included in the above salary and salary-related expenses are $257,800 and $241,200 of share-based compensation expenses during the nine months ended May 31, 2019 and 2018, respectively.

Professional fees (predominantly accounting and legal) – Legal and accounting fees decreased 24% and 5% during the three and nine months ended May 31, 2019, as compared to the three and nine months ended May 31, 2018, respectively. The decrease for the three months ended May 31, 2019 compared to the three months ended May 31, 2018 is due to lower accounting fees of approximately $25,100 related to audit and tax services. The decrease in the nine months ended May 31, 2019, as compared to the nine months ended May 31, 2018, was primarily due to lower accounting fees of approximately $23,900 related to audit and tax services offset by higher legal fees of approximately $12,500 related to certain water service agreements.

Fees paid to directors (including insurance) – During the three and nine months ended May 31, 2019, directors’ fees (including D&O insurance) increased 58% and 33%, respectively, as compared to the three and nine months ended May 31, 2018, respectively. The higher fees in the current periods are primarily due to a higher directors’ annual fee, a higher per meeting attended fee, and one additional board meeting.

Public entity expenses – Costs associated with corporate governance and costs associated with being a publicly traded entity increased 6% and decreased 6% for the three and nine months ended May 31, 2019, as compared to the three and nine months ended May 31, 2018, respectively. The fluctuations are due to the timing and number of filings and compliance costs for filing with the Securities and Exchange Commission (the “SEC”).

Other Income and Expense Items

Table 4a - Other Items

	Three Months Ended May 31,
	2019	2018	$ Change	% Change
Other income items:
Oil and gas lease income, net	$13,900	$13,900	$—	—
Oil and gas royalty income, net	$37,300	$61,100	$(23,800)	(39)%
Interest income	$54,000	$69,000	$(15,000)	(22)%

Index
Table 4b - Other Items

	Nine Months Ended May 31,
	2019	2018	$ Change	% Change
Other income items:
Oil and gas lease income, net	$41,800	$37,200	$4,600	12%
Oil and gas royalty income, net	$113,100	$152,700	$(39,600)	(26)%
Interest income	$246,800	$176,000	$70,800	40%

Oil and gas lease income – On October 5, 2017, we entered into a Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP (the “Bison Lease”), for the purpose of exploring for, developing, producing, and marketing oil and gas on the 40 acres of mineral estate we own adjacent to the “Lowry Range” (as described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2018 Annual Report). Pursuant to the Bison Lease, we received an up-front payment of $167,200, which will be recognized as income on a straight-line basis over three years (the term of the Bison Lease). We recognized lease income of $13,900 during each of the three months ended May 31, 2019 and 2018, and $41,800 and $37,200 for each of the nine months ended May 31, 2019 and 2018, respectively. As of May 31, 2019, we had deferred recognition of $74,300 of income related to the Bison Lease, which will be recognized into income ratably through September 2020.

Oil and gas royalty income – In 2011, we entered into a Paid-Up Oil and Gas Lease, which was subsequently purchased by a wholly-owned subsidiary of ConocoPhillips Company, for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property (the “Sky Ranch O&G Lease”). The Sky Ranch O&G Lease is held by production through two wells drilled in our mineral estate. The oil and gas royalty income represents amounts received pursuant to the Sky Ranch O&G Lease as royalties from oil and gas production from wells in our mineral estate at Sky Ranch. The royalties for the three months ended May 31, 2019, were $37,300, as compared to $61,100 for the same period in 2018. The royalties for the nine months ended May 31, 2019 were $113,100, as compared to $152,700 for the same period in 2018. The decrease in oil and gas royalties for the three and nine months ended May 31, 2019 is a result of lower production of oil and gas from wells in our mineral estate at Sky Ranch.

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

Liquidity, Capital Resources and Financial Position

At May 31, 2019, our working capital, defined as current assets less current liabilities, was $20.8 million, which included $9.8 million in cash and cash equivalents and short-term investments. We believe that as of May 31, 2019, and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months. We manage our capital investments in the construction of finished lots for our homebuilder customers to match contractual purchases required by each builder agreement.  We authorize specific contracts in phases to assure adequate capital resources for the delivery of lots to our homebuilders. By way of an example, we have invested approximately $20 million into constructing the first 150 lots at Sky Ranch.  We have received approximately $7.7 million of the $10.5 million due from the sale of the lots.  We seek to match completion of any new investment into lots concurrent with the contract delivery payment from our builders for such lots. In addition, the CAB is exploring the possibility of a bond offering, perhaps as early as the end of calendar year 2019, dependent upon market and other conditions. The offering would be intended to satisfy some or all of the CAB’s obligations to reimburse us for its construction of infrastructure and other improvements at Sky Ranch. As of May 31, 2019, those reimbursable costs aggregated to approximately $13.7 million.

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

In July 2018, we obtained final approval of the entitlements for the property, achieved the first payment milestone for 150 platted lots to two of our builders, and received the first milestone payment of $2,500,000. Those two builders posted letters of credit for an additional $7,775,000. During the nine months ended May 31, 2019, we received the first additional payment of $4,121,800 from the two builders, which was distributed to us from escrowed funds when we completed construction of the wet utilities. We completed the delivery of 50 finished lots to one of these home builder customers and received a distribution of the final payment for such lots from escrowed funds of $1,1l4,600. Additionally, we received a payment from a third home builder customer of $1,850,600 upon completion of 29 finished lots and will continue to receive payments as additional finished lots are completed.

Index
In June 2019, we completed the delivery of 50 finished lots (of a total of a 100 lots contracted to be delivered in this installment) to our second home builder customer and expect to receive the final payment of $1,437,400 for those 50 finished lots in July 2019.  We will receive additional payments as we continue to complete lots for this builder.

Through June 2019, we delivered 129 finished lots to our home builder customers, and we are working to complete construction of and deliver an additional approximately 71 finished lots, for a total of approximately 200 finished lots completed and delivered in fiscal year 2019.  We believe that our plan for phased construction and delivery of lots together with the progress payments from builders will enable us to have adequate cash to fund the development of lots.

ECCV Capacity Operating System – Pursuant to a 1982 contractual right, the Rangeview District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than 10 miles of buried water pipeline located on the Lowry Range. In May 2012, in order to increase the delivery capacity and reliability of these wells, in our capacity as the Rangeview District’s service provider and the Export Water Contractor (as defined in the 2014 Amended and Restated Lease Agreement among us, the Rangeview District and the Land Board), we entered into an agreement to operate and maintain the ECCV facilities, allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat fee of $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from the ECCV’s system, which is included in the water usage fees charged to customers. In addition, in 2019 the ECCV system has cost us and is anticipated to continue to cost us approximately $15,500 per month to maintain.

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

Summary Cash Flows Table

Table 5 - Summary Cash Flows Table

	Nine Months Ended May 31,
	2019	2018	$ Change	% Change
Cash (used in) provided by:
Operating activities	$(2,742,000)	$(1,356,300)	$(1,385,700)	102%
Investing activities	$(5,350,600)	$(1,631,800)	$(3,718,800)	228%
Financing activities	$108,800	$288,400	$(179,600)	(62)%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services and costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.

Cash used in operations in the nine months ended May 31, 2019, increased by approximately $1.4 million compared to the nine months ended May 31, 2018, primarily due to capitalized costs of $4.9 million recorded in Inventories to develop lots at Sky Ranch, a decrease in accounts payable and accrued liabilities of $508,900, and an increase in pre-paid expenses of $334,400 related to land development activities. These uses of cash were offset by an increase of net income of $1.7 million, land development deferred revenue attributed to the second and third milestone payment from lot sales net of revenue recognized of $1.3 million, and increased collections on trade accounts receivables related to billings for water used for fracking of approximately $1.0 million. Inventories and land development deferred revenue relate to our land development activities at Sky Ranch, which had not commenced at May 31, 2018. Additionally, we recognized $41,800 of deferred revenue from the Bison Lease during the nine months ended May 31, 2019, which relates to the $167,000 payment, recognition of which was deferred, that we received for the Bison Lease in the three months ended November 2017.

Index
Changes in Investing Activities – The use of cash in investing activities during the nine months ended May 31, 2019, consisted of the sale of short-term debt securities of $36.7 million, the purchase of short-term debt securities of $34.1 million, the investment in our water system of $7.7 million and the purchase of equipment of $320,000. The use of cash in investing activities during the nine months ended May 31, 2018, consisted of the sale of short-term debt securities of $25.6 million, the purchase of short-term debt securities of $22.5 million, the investment in our water system of $3.0 million, a funding payment of $1.5 million for the CAB to begin construction on Sky Ranch and the purchase of equipment of $271,100.

Changes in Financing Activities – Cash provided by financing activities during the nine months ended May 31, 2019, consisted of proceeds from the exercise of stock options of $114,900, offset by a payment to contingent liability holders of $6,000. Cash used in financing activities during the nine months ended May 31, 2018, consisted of a receipt of a note receivable - related party of $215,500 from a Sky Ranch District and proceeds from the exercise of stock options of $75,000, offset by a payment to contingent liability holders of $2,200.

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

Index
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

(i)
Sale of finished lots – We acquired approximately 930 acres of land zoned as a Master Planned Community known as Sky Ranch along the I-70 corridor east of Denver, Colorado. We have entered into purchase and sale agreements with three separate home builders pursuant to which we agreed to sell, and each builder agreed to purchase, residential lots at the property. We began construction of lots on March 1, 2018 and segment our reporting of the activity relating to the costs and revenues from the construction and sale of lots at Sky Ranch.

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

Index
(ii)
Construction support activities – We perform certain construction activities at Sky Ranch. The activities performed include construction and maintenance of the grading, erosion and sediment control best management practices and other construction-related services. These activities are invoiced upon completion and will accrue to the reimbursable costs due from the CAB upon issuance of bonds by the CAB.

(iii)
Project management services – We entered into two Service Agreements for Project Management Services with the CAB on May 2, 2018. Pursuant to these agreements, we act as the project manager and provide any and all services required to deliver the CAB-eligible improvements, including but not limited to CAB compliance, planning design and approvals, project administration, contractor agreements, construction management and administration, and CAB acceptance. We submit a monthly invoice to the CAB. We are responsible for all expenses we incur in the performance of the agreements and are not entitled to any reimbursement or compensation except as defined in the agreements, unless otherwise approved in advance by the CAB in writing. The CAB is subject to annual budget and appropriation procedures and does not intend to create a multiple-fiscal year direct or indirect debt or other financial obligation. The project management fee is five percent (5%) of actual construction costs of CAB-eligible improvements. The project management fee is based only on the actual costs of the improvements; thus, items such as fees, permits, review fees, consultant or other soft costs, and land acquisition or any other costs that are not directly related to the cost of construction of CAB-eligible improvements are not included in the calculation of the project management fee. All such costs that are excluded from calculating the project management fee are reimbursable to us as the project manager, provided that they are exclusively spent on CAB-eligible improvements that are reasonable in comparison to other similar projects in the Denver metropolitan area and approved by the CAB. These services will accrue to the reimbursable costs due from the CAB upon issuance of bonds by the CAB.

(iv)
Reimbursable Costs for Infrastructure – The CAB is required to construct certain infrastructure, the costs of which qualify as reimbursable costs. Reimbursable costs for infrastructure include costs directly incurred for the construction of water distribution systems, sewer collection systems, storm water system, drainage improvements, roads, curb, sidewalks, landscaping, and parks. We are obligated to finance this infrastructure pursuant to our agreements with the CAB (see Note 6 in Related Parties Transactions to the accompanying consolidated financial statements). We and the CAB have agreed that no payment is required with respect to advances made by us or expenses incurred related to construction of infrastructure unless and until the CAB and/or the Sky Ranch Districts issue bonds in an amount sufficient to reimburse us for all or a portion of the advances made and expenses incurred. Due to this contingency, the reimbursable costs for the construction of infrastructure will be included in Inventories or expensed through Land development construction costs of revenue until the point in time when bonding is obtained. Upon the issuance of the municipal bonds by the CAB, all reimbursable costs due from the CAB, including reimbursable costs for construction support activities, will be recorded as a note receivable and will reduce any remaining capitalized expenses in Inventories. Any reimbursable costs in excess of capitalized expenses will be recognized as a gain.

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

Index
Our Front Range Water Rights – We determine the undiscounted cash flows for our Denver-based assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2018, and determined that there were no material changes and that our Denver-based assets are not impaired and their costs are deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g., Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. Our combined Rangeview Water Supply and Sky Ranch water assets have a carrying value of $43.6 million as of May 31, 2019. Based on the carrying value of our water rights, the long-term and uncertain nature of any development plans, current tap fees of $26,675 per SFE and estimated gross margins, we estimate that we would need to add 2,300 new water connections (requiring 4% of our portfolio) to generate net revenues sufficient to recover the costs of our Rangeview Water Supply and Sky Ranch water assets. If tap fees increase 5%, we would need to add 2,200 new water taps (requiring 3.8% of our portfolio) to recover the costs of our Rangeview Water Supply and Sky Ranch water. If tap fees decrease 5%, we would need to add 2,400 new water taps (requiring 4.2% of our portfolio) to recover the costs of our Rangeview Water Supply and Sky Ranch water.

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

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained in or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Forward-looking statements include, among others, statements we make regarding:

●	the reimbursements of certain costs by the CAB;
●	the impact of new accounting pronouncements;
●	the policies and procedures to value certain financial instruments;
●	estimated revenues under the CAA;
●	the timing and impact on our financial statements of new home construction and other development in the areas where we may sell our water;
●	utilization of our water assets;
●	growth in our targeted service area;
●	anticipated AMT refund in future years;
●	potential impacts of the Tax Act;
●	potential competitive advantages of the Company;
●	plans to continue to provide water and wastewater services to commercial and industrial customers;
●	projected capital spending and projected gross proceeds and margin on lot sales for the first phase of Sky Ranch;
●	timing of completion of construction and delivery of finished lots at Sky Ranch;
●	expected payments to be received from builders;
●	consistency of director compensation;
●	sufficiency of our working capital to fund our operations for the next 12 months;

Index
●	our ability to fund improvements needed to deliver finished lots to home builders at Sky Ranch by phasing construction and delivery of lots and utilizing progress payments from builders;
●	costs associated with the use of the ECCV system;
●	infrastructure to be constructed over the next several years, including the expected costs thereof;
●	investments over the next five years for the WISE project;
●	estimated transmission pipeline capacity of, and decreed amount of water from, the WISE project upon its completion;
●	estimates associated with revenue recognition, asset impairments, and cash flows from our water assets;
●	variance in our estimates of future tap fees and future operating costs;
●	estimated number of SFE connections that can be served by our water systems;
●	number of new water connections necessary to recover costs;
●	expected vesting and forfeitures of stock options;
●	objectives of our investment activities;
●	a possible bond offering by the CAB, the timing of such offering and the anticipated proceeds from such offering; and
●	potential impacts of SB181.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation:

●	the timing of new home construction and other development in the areas where we may sell our water;
●	population growth;
●	employment rates;
●	timing of oil and natural gas development in the areas where we sell our water;
●	general economic conditions;
●	the market price of water;
●	the market price of oil and natural gas;
●	home mortgage interest rates and other factors impacting the housing market and home sales;
●	market conditions for bond offerings;
●	changes in customer consumption patterns;
●	changes in applicable statutory and regulatory requirements;
●	changes in governmental policies and procedures;
●	uncertainties in the estimation of water available under decrees;
●	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
●	uncertainties in the estimation of the service life of our systems;
●	uncertainties in the estimation of costs of construction projects;
●	the strength and financial resources of our competitors;
●	our ability to manage the increasing demands of our expanded operations;
●	our ability to find and retain skilled personnel;
●	climatic and weather conditions, including floods, droughts and freezing conditions;
●	unauthorized access to confidential information and data on our information technology systems and systems and data breaches;
●	labor relations;
●	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
●	availability and cost of labor, material and equipment;
●	delays in anticipated permit and construction dates;
●	engineering and geological problems;
●	environmental risks and regulations;
●	our ability to raise capital;
●	volatility in the price of our common stock;
●	our ability to negotiate contracts with new customers;
●	the outcome of any litigation and arbitration proceedings;
●	uncertainties in water court rulings;
●	our ability to collect on any judgments; and
●	factors described under “Risk Factors” in our 2018 Annual Report.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by these cautionary statements.

Index
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

General

We have limited exposure to market risks from instruments that may impact the Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Income, and Consolidated Statements of Cash Flows. Such exposure is due primarily to changing interest rates.

Interest Rates

The primary objective for our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in diversified short-term interest-bearing investments. As of May 31, 2019, we own one certificate of deposit and one U.S. Treasury debt security with stated maturity dates and locked interest rates. Therefore, we are not subject to interest rate fluctuations. We have no investments denominated in foreign currencies; therefore, our investments are not subject to foreign currency exchange rate risk.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of May 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II – OTHER INFORMATION

Item 1A.	Risk Factors

Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described below and in Part I, Item 1A, of the 2018 Annual Report. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

The enactment of Senate Bill 19-181 “Protect Public Welfare Oil and Gas Operations” increased the regulatory authority of local governments in Colorado over facilities siting and surface impacts of oil and gas development, which could have an adverse effect on our water sales to the oil and gas industry for hydraulic fracturing (“fracking”).

Colorado Senate Bill 19-181 (“SB181”) was signed into law on April 16, 2019. Among other things, SB181 authorizes local governments to approve the siting of oil and gas locations and regulate the surface impacts of oil and natural gas development, including empowering local governments to adopt requirements that are more stringent than state requirements. SB181 changes the mission of the Colorado Oil and Gas Conservation Commission from fostering responsible and balanced development to regulating development to minimize adverse impacts to public health and the environment. SB181 also requires the Colorado Oil and Gas Conservation Commission and the Air Quality Control Commission to undertake rulemaking on numerous issues, including environmental protection, facility siting, application fees, and minimizing emissions of hydrocarbons and other compounds. Rulemaking activities by the State Commissions and local governments may result in new application and operating requirements that could lead to delays and additional costs for oil and gas operators, which, in turn, could result in a decline in oil and gas drilling activities. A significant decline in oil and gas drilling activities in and around the Lowry Range and our Sky Ranch property would have an adverse effect on our water sales for fracking and our financial condition. Further, a significant decline in oil and gas activities throughout Colorado could negatively impact the Colorado economy, which could have an adverse effect on demand for new homes.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company. Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on December 14, 2007.

3.2	Bylaws of the Company. Incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed on December 14, 2007.

10.1	Eleventh Amendment to Contract for Purchase and Sale of Real Estate, effective as of March 29, 2018, by and between PCY Holdings, LLC, and KB Home Colorado Inc. *
10.2	Twelfth Amendment to Contract for Purchase and Sale of Real Estate, effective as of January 22, 2019, by and between PCY Holdings, LLC, and KB Home Colorado Inc. *

10.3	Thirteenth Amendment to Contract for Purchase and Sale of Real Estate, effective as of April 18, 2019, by and between PCY Holdings, LLC, and KB Home Colorado Inc .*

10.4	Fourteenth Amendment to Contract for Purchase and Sale of Real Estate, effective as of May 21, 2019, by and between PCY Holdings, LLC, and KB Home Colorado Inc. *

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.

**	Furnished herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Mark W. Harding
Mark W. Harding
President and Chief Financial Officer
July 8, 2019