Form 10-K
period 2019-08-31
PURE CYCLE CORP
filed 2019-11-12
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-8814
PURE CYCLE CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0705083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

34501 E. Quincy Avenue, Bldg. 34, Watkins, CO	80137
(Address of principal executive offices)	(Zip Code)

(303) 292 – 3456
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock 1/3 of $.01 par value	PCYO	The NASDAQ Stock Market
(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $171,975,455

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: November 8, 2019 - 23,826,598

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2020, which will be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended August 31, 2019.

2

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

●	the impact of individual housing and economic cycles on the number of connections we can serve with our water;
●	increases in future water tap fees;
●	negotiation of payment terms for fees;
●	plans for development of our Sky Ranch property;
●	the number of units planned for the first and second phase of development at Sky Ranch;
●	the timing for the completion of construction of finished lots at Sky Ranch;
●	the number of lots for which delivery is expected in fiscal years 2020 and 2021;
●	estimated costs of earthwork, erosion control, streets, drainage and landscaping at Sky Ranch;
●	the estimated amount of reimbursable costs for Sky Ranch;
●	capital required and costs to develop the first and second phase of Sky Ranch;
●	estimated costs of improvements to be funded by Pure Cycle and constructed by the Sky Ranch Community Authority Board;
●	anticipated revenues and margins from development of our Sky Ranch property;
●	estimated time period for build out of Sky Ranch and sufficiency of tap fees to fund infrastructure costs;
●	the impact of any downturn in the homebuilding and credit markets on our business and financial condition;
●	the sufficiency of our working capital and financing sources to fund our operations;
●	estimated supply capacity of our water assets;
●	need for additional production capacity;
●	costs and plans for treatment of water and wastewater;
●	plans to use raw water, effluent water or reclaimed water for agricultural and irrigation uses;
●	participation in regional water projects, including “WISE” and the timing and availability of water from, and projected costs related to, WISE;
●	our ability to assist Colorado “Front Range” water providers in meeting current and future water needs;
●	timing of and interpretation of royalties to the State Board of Land Commissioners;
●	the number of new water connections needed to recover the costs of our water supplies;
●	the adequacy of the provisions in the “Lease” for the Lowry Range to cover present and future circumstances;
●	factors that may impact labor and material costs;
●	loss of key employees and hiring additional personnel for our operations;
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

●	plans to drill water walls into aquifers located beneath the Lowry Range and the timing and estimated costs of such a build out;
●	our ability to reduce the amount of up-front construction costs for water and wastewater systems;
●	ability to generate working capital and market our water assets;
●	plans to sell and estimated value of certain farms, and plans with respect to related mineral interests;
●	service life of constructed facilities;
●	use of third parties to construct water and wastewater facilities and Sky Ranch lot improvements;
●	plans to utilize fixed-price contracts;
●	payment of amounts due from the Rangeview District and the Sky Ranch Districts;
●	capital expenditures for investing in expenses and assets of the Rangeview District;

●	the impact of water quality, solid waste disposal and environmental regulations on our financial condition and results of operations;
●	environmental clean-up at the Lowry Range by the U.S. Army Corps of Engineers;
●	our ability to comply with permit requirements and environmental regulations and the cost of such compliance;
●	our ability to meet customer demands in a sustainable and environmentally friendly way;
●	the recoverability of construction and acquisition costs from rates;
●	our belief that we are not a public utility under Colorado law;
●	changes in unrecognized tax positions;
●	plans to retain earnings and not pay dividends;
●	forfeitures of option grants, vesting of non-vested options and the fair value of option awards;
●	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting;
●	accounting estimates and the impact of new accounting pronouncements;
●	future fluctuations in the price and trading volume of our common stock;
●	our plans to remediate material weaknesses in our internal control over financial reporting; and
●	timing of the filing of our proxy statement.

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

PART I

Item 1 – Business

Pure Cycle Corporation, a Colorado corporation (“we,” “us” or “our”), is a wholesale water and wastewater company and land development company that:

●	provides wholesale water and wastewater services;
●	designs, constructs, operates and maintains water and wastewater systems;
●	supplies untreated water for hydraulic fracturing and other commercial/industrial uses; and
●	operates a land development segment that is developing a master planned mixed-use community.

Our wholesale water and wastewater segment provides wholesale water and wastewater services to customers within our exclusive service area and elsewhere in the Denver Metropolitan Area. We own or control water rights we use to provide domestic, irrigation, and raw water to our customers (including surface water, groundwater, reclaimed water rights and water storage rights). We own or control the infrastructure required to (i) withdraw, treat, store and deliver water (such as wells, diversion structures, pipelines, reservoirs and treatment facilities); (ii) collect, treat, store and reuse wastewater; and (iii) treat and deliver reclaimed water for irrigation use. We are principally targeting the “I-70 corridor,” a largely undeveloped area located east of downtown Denver and south of Denver International Airport along Interstate 70, as we expect the I-70 corridor to experience substantial growth over the next 30 years.

We provide untreated wholesale water services predominantly to industrial customers for various purposes and to oil and gas companies for hydraulic fracturing on properties located within or adjacent to our service areas. Oil and gas operators have leased more than 135,000 acres within and adjacent to our service areas to explore and develop oil and gas interests in the oil-rich Niobrara and other formations. We have capitalized on the need for significant water supplies for hydraulic fracturing in proximity to our water supplies and infrastructure.  In addition, we provide wholesale water and wastewater services to local governmental entities that in turn provide residential and commercial water and wastewater services to communities along the eastern slope of Colorado in the area referred to as the “Front Range,” extending essentially from Fort Collins on the north to Colorado Springs on the south. Our largest customer is the Rangeview Metropolitan District (the “Rangeview District”), which is a quasi-municipal political subdivision of the State of Colorado. We have the exclusive right to provide wholesale water and wastewater services to the Rangeview District and its end-use customers pursuant to the “Rangeview Water Agreements” and the “Non-Lowry Service Agreement” (each as defined below). Through the Rangeview District, we currently provide wholesale service to 462 SFE water connections and 214 SFE wastewater connections located in the Rangeview District’s service area of southeastern metropolitan Denver in an area called the Lowry Range and other nearby areas where we have acquired service rights.

In addition to our water and wastewater operations, we are developing approximately 930 acres of land we own along Denver’s I-70 corridor as a master planned community known as Sky Ranch. In June 2017, we entered into agreements to sell a total of 506 residential lots at Sky Ranch to three national home builders. Our agreements with our home builder customers follow one of two formats; one known as a lot delivery agreement whereby we receive progress payments from two builders for certain delivery milestones when completing a finished lot, and second a finished lot delivery agreement where we are paid by one builder as we deliver a completed finished lot.  Beginning in March of 2018, we began receiving payments from builders pursuant to our agreements for the construction of finished lots.  As of the close of our fiscal year ended August 31, 2019, we have delivered and have been paid for the delivery of 255 finished lots.

Pursuant to agreements with the Rangeview District, we are the exclusive provider of wholesale water and wastewater services to the residents of Sky Ranch.  As of August 31, 2019, we sold 113 water and wastewater tap fees and are providing water and wastewater services to customers at Sky Ranch.

Pure Cycle Corporation was incorporated in Delaware in 1976 and reincorporated in Colorado in 2008. Unless otherwise specified or the context otherwise requires, all references to “we,” “us,” or “our” are to Pure Cycle Corporation and its subsidiaries on a consolidated basis. Pure Cycle’s common stock trades on The NASDAQ Stock Market under the ticker symbol “PCYO.”

Our Water and Land Assets

This section should be read in conjunction with Item 1A – Risk Factors, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Use of Estimates and Note 4 – Water and Land Assets.

The $46.9 million of capitalized water costs on our balance sheet represents the costs of the water rights we own or have the exclusive right to use and the related infrastructure developed to provide wholesale water and wastewater services. Our water assets are as follows:

Table A - Water Assets

Water Source	Groundwater (acre feet)
Lowry (Rangeview Water Supply)
Export (1)	11,650
Non-Export (1)	12,035
Fairgrounds	321
Sky Ranch	828
24,834

Surface Water (acre feet)
Lowry (1)	3,300
Lost Creek Supply (2)	300
WISE	500
4,100

Other Water (acre feet)
Lost Creek Supply (2)	220

(1)	The combined Lowry water rights are 26,985 acre feet.
(2)
In August 2019, we acquired over 800 acre feet of tributary groundwater, approximately 150 acre feet of Henrylyn surface water (which is not usable in our service areas) and approximately 70 acre feet of non-tributary groundwater.  Based on engineering estimates, we believe that the historic consumptive use of the tributary groundwater will be approximately 300 acre feet per year, which is the amount included under Surface Water attributable to the Lost Creek Supply in the table above. Henrylyn is a statutory irrigation district that owns its water rights in trust for its landowners.

We believe we can serve approximately 60,000 SFEs.

Our service areas and water and land assets are described in greater detail in the maps and discussion that follow.

The map below indicates the location of our Denver area assets.

Rangeview Water Supply and the Lowry Range

Our Rangeview Water – We own or control approximately 26,985 acre feet of tributary surface water, non-tributary groundwater and not non-tributary groundwater, and approximately 26,000 acre feet of adjudicated reservoir sites that we refer to as our “Rangeview Water Supply” and an additional approximately 2,200 acre feet of water that is not part of our Rangeview Water Supply. Our water is principally located in the southeast Denver metropolitan area at the “Lowry Range,” which is owned by the State Board of Land Commissioners (the “Land Board”) and is described below.

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

Pursuant to the Rangeview Water Agreements, we design, construct, operate and maintain the Rangeview District’s water and wastewater systems to allow the Rangeview District to provide water and wastewater service to its customers located within the Rangeview District’s service area at the Lowry Range and other approved areas. Subject to the terms and conditions of the Lease, we are the exclusive water and wastewater provider on the Lowry Range, and we operate both the water and the wastewater systems during our contract period on behalf of the Rangeview District, which owns the facilities for both systems. At the expiration of our contract term in 2081, ownership of the water system facilities located on the Lowry Range used to deliver leased water (which excludes Export Water) to customers will revert to the Land Board, with the Rangeview District retaining ownership of the wastewater facilities and the water system and related facilities used to deliver Export Water and other water to customers off the Lowry Range. Through facilities we own, we use our Export Water, and we intend to use other supplies owned by us, to provide wholesale water service and wastewater service to customers located outside of the Lowry Range, including customers of the Rangeview District and other governmental entities and industrial and commercial customers.

Of the total water comprising our Rangeview Water Supply, we own 11,650 acre feet of Export Water, which consists of 10,000 acre feet of groundwater and 1,650 acre feet of average yield surface water, pending completion by the Land Board of documentation related to the exercise of our right to substitute 1,650 acre feet of our groundwater for a comparable amount of surface water. Additionally, assuming the completion of the substitution of groundwater for surface water, we hold the exclusive right to develop and deliver through the year 2081 the remaining water to customers either on or off the Lowry Range. The Rangeview Water Agreements also grant us the right to use surface reservoir capacity to provide water service to customers both on and off the Lowry Range.

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

Water Customers – When we develop, operate and deliver water service utilizing water from our Rangeview Water Supply, payments from customers generate royalties to the Land Board at a rate of 12% of gross revenues from private customers and customers on the Lowry Range and 10% from public entity customers. In the event that either (i) metered production of water used on the Lowry Range in any calendar year exceeds 13,000 acre feet or (ii) 10,000 surface acres on the Lowry Range have been rezoned to non-agricultural use, finally platted and water tap agreements have been entered into with respect to all improvements to be constructed on such acreage, the Land Board may elect, at its option, to receive, in lieu of its royalty of 12% of gross revenues, 50% of the collective net profits (ours and the Rangeview District’s) derived from the sale or other disposition of water on the Lowry Range. To date, neither of these conditions has been met, and such conditions are not likely to be met any time soon. In addition to royalties on the sale of metered water deliveries, the Land Board will receive a royalty on the sale of water taps, except for the sale of any taps to Sky Ranch, at the rate of two percent of the gross amount received from the sale of a water tap. Escalated royalties would be owed if we were to sell our Export Water outright rather than delivering water service.  We do not currently anticipate selling our Export Water.

Annual Production Fee – We are also required to pay the Land Board a minimum annual water production fee of $45,600 per year, which is to be credited against future royalties.

South Metropolitan Water Supply Authority (“SMWSA”) and Water Infrastructure Supply Efficiency Partnership (“WISE”) – SMWSA is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of water supplies on behalf of its members, including the Rangeview District. SMWSA members include 14 Denver area water providers in Arapahoe and Douglas Counties.  Pursuant to certain agreements between the Rangeview District and us, we agreed to provide funding to enable the Rangeview District to acquire rights to water projects undertaken by SMWSA, including rights to water supplied pursuant to the cooperative water project known as “WISE”, which provides for the purchase and construction of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the South Metro WISE Authority, consisting of the Rangeview District and nine other SMWSA members (“SMWA”), the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”) and the City of Aurora acting by and through its utility enterprise (“Aurora Water”). In exchange for funding the Rangeview District’s obligations in WISE, we have the sole right to use and reuse the Rangeview District’s approximate 7% share of the WISE water and infrastructure to provide water service to the Rangeview District’s customers and to receive the revenue from such service. Our current WISE subscription entitles us to approximately three million gallons per day of transmission pipeline capacity and 500 acre feet per year of water. In accordance with certain financing agreements, to date we have provided approximately $3.5 million of financing to the Rangeview District to fund its obligation to purchase infrastructure for WISE, its obligations related to SMWSA, and the construction of a connection to the WISE system. We anticipate that we will be spending the following over the next five fiscal years to fund the Rangeview District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE and to fund operations and water deliveries related to WISE:

Table B – Estimated WISE Costs

	For the Fiscal Years Ended August 31,
	2020	2021	2022	2023	2024
Subscription (Operations)	$44,235	$32,033	$32,033	$32,033	$32,033
Water Deliveries	430,350	858,000	858,000	858,000	858,000
Capital (Infrastructure)	2,296,138	50,000	50,000	50,000	50,000
Other	55,000	55,000	55,000	55,000	55,000
	$2,825,723	$995,033	$995,033	$995,033	$995,033

East Cherry Creek Valley System – Pursuant to a 1982 agreement, the Rangeview District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than 10 miles of buried water pipeline located on the Lowry Range. In May 2012, we entered into an agreement to operate and maintain the ECCV facilities allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat monthly fee of $8,000 per month from January 2013 through December 31, 2020 and will decrease to $3,000 per month beginning January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers. In addition, the ECCV system costs us approximately $12,500 per month to maintain.

Revenues from our Water Supply – We generate revenues through our wholesale water and wastewater operations predominantly from three sources: (i) monthly water usage and wastewater treatment fees, (ii) one-time water and wastewater tap fees and construction fees/Special Facility funding, and (iii) consulting fees. Our revenue sources and how we account for them are described in greater detail below. We typically negotiate the payment terms for tap fees, construction fees, and other water and wastewater service fees with our wholesale customers as a component of our service agreements prior to construction of the project. However, with respect to customers on the Lowry Range, pursuant to the Lease, the Rangeview District’s rates and charges to such end-use customers may not exceed the average of similar rates and charges of three nearby water providers.

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

Table C – Lowry Range Tiered Water Usage Pricing Structure

Price ($ per thousand gallons)
Base charge per SFE	$32.74
0 gallons to 15,000 gallons	$4.63
15,001 gallons to 30,000 gallons	$8.10
30,001 gallons and above	$9.95

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

The amounts charged by the Rangeview District to its end-use customers off the Lowry Range are determined pursuant to the Rangeview District’s service agreements with such customers and such rates may vary. In exchange for providing water service to the Rangeview District’s customers off the Lowry Range, we receive 98% of the usage charges received by the Rangeview District relating to water services after deducting any required royalty to the Land Board. The royalty to the Land Board is required for water service provided utilizing our Rangeview Water Supply, which includes most of our current customers off the Lowry Range except those at the Elbert & Highway 86 Commercial District (“Wild Pointe”).

In addition to the tiered water usage pricing structure, we currently charge a hydrant rate of $13.00 per thousand gallons for commercial and industrial customers. We also collect other immaterial fees and charges from customers and other users to cover miscellaneous administrative and service expenses, such as application fees, review fees and permit fees.

In exchange for providing wastewater services, we receive 90% of the Rangeview District’s monthly wastewater treatment fees, as well as the right to use or sell the reclaimed water.

(ii)
Water and Wastewater Tap Fees and Construction Fees/Special Facility Funding – Tap fees are typically paid by developers in advance of construction activities and are non-refundable. Tap fees are typically used to fund construction of the Wholesale Facilities and defray the acquisition costs of acquiring water rights.

The Rangeview District’s 2019 water tap fees are $26,675 per SFE, and its wastewater tap fees are $4,659.

In exchange for providing water service to the Rangeview District’s customers on the Lowry Range, we receive 100% of the Rangeview District’s tap fees after deducting the two percent royalty to the Land Board described above. If water taps are sold to customers not located on the Lowry Range that are to be serviced utilizing the Rangeview Water Supply (other than taps to Sky Ranch, which are exempt), the two percent royalty to the Land Board is deducted from the amount we receive. In exchange for providing wastewater services, whether to customers on or off the Lowry Range, we receive 100% of the Rangeview District’s wastewater tap fees.

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

Water Sales for Fracking

We provide water for hydraulic fracturing (“fracking”) of oil and gas wells being developed in the Niobrara Formation around our service area and our Sky Ranch property. Oil and gas drilling in our area is affected by the price of oil, state, local and federal government regulations and the number of wells drilled and fracked can vary from year to year. Each well developed in the Niobrara Formation utilizes between 10 and 20 million gallons of water to drill and frack, which equates to selling water to between approximately 100 and 200 homes for an entire year.

Water revenues from sales of water for the construction of well sites, drilling and fracking wells developed in the Niobrara Formation were approximately $4,238,300 and $4,044,300 during the fiscal years ended August 31, 2019 and 2018, respectively. With a large percentage of the acreage surrounding the Lowry Range in Arapahoe, Adams, Elbert, and portions of Douglas Counties already leased by oil companies, we anticipate providing additional water for drilling and fracking of oil and gas wells in the future. Previously, nearly all oil and gas development was attributable to our largest fracking customer ConocoPhillips Company (“ConocoPhillips”). However, in recent years, there have been three other oil and gas companies acquiring lease interests in the area, and each of these companies has drilled and fracked wells in the area. We anticipate continued development of oil and gas wells at the Lowry Range, Sky Ranch and the surrounding area by multiple operators. See “Our water sales for the past two years have been highly concentrated among companies providing fracking services to the oil and gas industry, and such sales can fluctuate significantly”, “The enactment of Senate Bill 19-181 “Protect Public Welfare Oil and Gas Operations” increased the regulatory authority of local governments in Colorado over facilities siting and surface impacts of oil and gas development, which could have an adverse effect on our water sales to the oil and gas industry for hydraulic fracturing (“fracking”) and demand for new homes at Sky Ranch” and “Our land development segment may be subject to risks related to oil and gas operations in the vicinity of our Sky Ranch development, which could have an adverse impact on the marketability and/or value of our Sky Ranch property” in Item 1A – Risk Factors of this Annual Report on Form 10-K.

Service to Customers Not on the Lowry Range

In addition to our Lowry Range service agreements, we have an agreement with the Rangeview District to provide exclusive water and wastewater service, including the design, construction, operation and maintenance of water and wastewater systems to serve the Rangeview District’s customers located outside the Lowry Range service area (e.g. Wild Pointe and Sky Ranch) (the “Non-Lowry Service Agreement).  In exchange for providing water and wastewater services to the Rangeview District’s customers that are not on the Lowry Range, we receive 100% of water and wastewater tap fees, 98% of the water usage fees, and 90% of the monthly wastewater service and usage fees received by the Rangeview District from these customers, after deduction of royalties due to the Land Board, if applicable. See Rangeview Water Supply and Lowry Range – Land Board Royalties above. The water usage fees to be collected for service at Sky Ranch may be subject to the Land Board royalty.

Wild Pointe – Elbert & Highway 86 Commercial Metropolitan District – In 2017, we entered into an agreement with the Rangeview District, which had entered into an agreement with Elbert & Highway 86 Commercial Metropolitan District (the “Elbert 86 District”) to operate and maintain a water system for residential and commercial customers at the Wild Pointe development in Elbert County. The water system includes two deep water wells, a pump station, treatment facility, storage facility, over eight miles of transmission lines, and approximately 457 acre feet of water rights serving the development. We provided $1.6 million in funding to acquire the exclusive rights to operate and maintain all the water facilities in exchange for payment of the remaining residential and commercial tap fees and annual water use fees. Service to Wild Pointe is governed by the Non-Lowry Service Agreement.

Sky Ranch Water and Wastewater Service – As described in more detail below, we are developing approximately 930 acres of land we own as a master planned community known as Sky Ranch. Pursuant to the Sky Ranch Water and Wastewater Service Agreement, dated June 19, 2017, between PCY Holdings, LLC, our wholly owned subsidiary and the owner of the Sky Ranch property (“PCY Holdings”), and the Rangeview District, PCY Holdings agreed to construct certain facilities necessary to provide water and wastewater service to Sky Ranch, and the Rangeview District agreed to provide water and wastewater services for the Sky Ranch development. Pursuant to the Non-Lowry Service Agreement, we are the exclusive provider of water and wastewater services to future residents of the Sky Ranch development.

Sky Ranch Development

In 2010, we purchased approximately 930 acres of undeveloped land located in unincorporated Arapahoe County known as Sky Ranch. Sky Ranch is located directly adjacent to I-70, 16 miles east of downtown Denver, four miles north of the Lowry Range, and four miles south of Denver International Airport.

The property includes rights to approximately 830 acre feet of water and approximately 640 acres of oil and gas mineral rights and has been zoned for residential, commercial and retail uses that may include approximately 5,000 SFEs. Sky Ranch is zoned for 3,200 homes and over 2.0 million square feet of commercial, retail and light industrial development. Sky Ranch will develop in multiple phases over a number of years. Our first phase of 151 acres is platted for 506 detached single-family residential lots. We have entered into purchase and sale agreements (described in more detail below) with three national home builders pursuant to which the Company agreed to sell, and the builders agreed to purchase, the initial 506 residential lots at the property. We began construction of 255 residential lots for entry-level housing (houses costing in the $375,000 to $470,000 range) on March 1, 2018, and as of August 31, 2019 we have delivered and received payment for 255 finished lots. We expect to deliver an additional 200 lots in 2020 and the balance of the lots thereafter depending on home sales. We estimate that build out of our initial 506 lots will take between three and four years. We have leased the oil and gas minerals underlying the land to a major independent exploration and production company.

In June 2017, we entered into purchase and sale agreements and related agreements (collectively, the “Builder Contracts”) with three separate home builders pursuant to which we agreed to sell, and each builder agreed to purchase, a certain number (totaling 506) of single-family, detached residential lots at Sky Ranch. We are developing finished lots for each of the three home builders (which are lots on which homes are ready to be built that include roads, curbs, wet and dry utilities, storm drains and other improvements). Each builder is required to purchase water and sewer taps for the lots from the Rangeview District, the cost of which depends on the size of the lot, the size of the house, and the amount of irrigated turf. Pursuant to the Non-Lowry Service Agreement, we will receive all of the water tap fees and wastewater tap fees. We will receive the monthly service fees and usage fees for water and wastewater services received by the Rangeview District from customers at Sky Ranch net of fees retained by the Rangeview District noted above.

As of August 31, 2019, we have completed and sold 255 finished lots to our home builder customers, and have received payments of $18,086,200, $14,094,900 of which we have recognized as revenues. In addition, we have completed grading, water, sewer, and storm drain improvements for the remaining 251 lots and expect to finish the remaining improvements during fiscal year 2020.  All three of our home builder customers have accelerated their purchases of finished lots from their original agreements, and we expect to close on an additional 200 finished lots in 2020 and on the remaining 51 lots in early fiscal year 2021.

Pursuant to the Builder Contracts, we must cause the Rangeview District to install and construct off-site infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities) for the provision of water and wastewater service to the property. We have substantially completed all of the off-site infrastructure improvements for the initial 506 residential lots.

Public improvements, such as roads, parks, and water and sanitary sewer mains, that will be shared by all homeowners in the development and not specific to a finished lot will ultimately be owned by the Rangeview District, the Sky Ranch Districts (as defined below) or the Sky Ranch Community Authority Board (the “CAB”). Upon completion of certain public improvements and acceptance by the Sky Ranch Districts or the CAB, we will be entitled to reimbursement for the verified costs incurred with respect to such improvements. We estimate that the total capital required to develop lots in the first phase (506 lots) of Sky Ranch will be approximately $35 million, which includes estimated reimbursable costs of approximately of $29 million that will be reimbursable to us by the CAB, and that lot sales to home builders will generate approximately $36 million in revenues, providing a margin before reimbursements on lots of approximately $1 million. The Company and the CAB have agreed that no payment is required by the CAB with respect to reimbursable costs unless and until the CAB and/or the Sky Ranch Districts issue bonds in an amount sufficient to reimburse us for all or a portion of advances provided or expenses incurred for reimbursables. Due to this contingency, the reimbursable costs will be included in Inventories and subsequently expensed through Land development construction costs until the point in time when bonding is obtained and the CAB reimburses the Company for the public improvements. The portion of the reimbursable costs that are repaid will then be recorded as a note receivable and will reduce any remaining capitalized expenses to the extent available. Any reimbursable costs repaid in excess of capitalized expenses will be recognized as other income.

Utility revenues are derived from tap fees (which vary depending on lot size, house size, and amount of irrigated turf) and usage fees (which are monthly water usage and wastewater treatment fees). Our current Sky Ranch water tap fees are $26,675 (per SFE), and wastewater taps fees are $4,659 (per SFE).

We are designing and engineering our second phase, which will include approximately 320 acres of residential development and 155 acres of commercial, retail, and industrial development along the I-70 frontage. We expect to have multiple phases being developed concurrently and expect the development of the Sky Ranch project to occur over 10–14 years, depending on demand.

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

Sky Ranch Community Authority Board

Pursuant to a certain Community Authority Board Establishment Agreement, as the same may be amended from time to time, Sky Ranch Metropolitan District No. 1 and Sky Ranch Metropolitan District No. 5 formed the CAB to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. In order for the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District, directly or through the CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property. We entered into agreements, first with Sky Ranch Metropolitan District No. 5 in 2014 and later with the CAB, requiring us to fund expenses related to the construction of an agreed upon list of public improvements for the Sky Ranch property.

In September 2018 and effective as of November 13, 2017, the parties consolidated and superseded these previous agreements with one new agreement pursuant to which:
●
the CAB agreed to repay the amounts owed by Sky Ranch Metropolitan District No. 5 to Pure Cycle, and the previous agreement entered into between Pure Cycle and Sky Ranch Metropolitan District No. 5 in 2014 was terminated;

●	previous agreements between the CAB and Pure Cycle were terminated;
●	the CAB acknowledged all amounts owed to Pure Cycle under the terminated agreements, as well as amounts we incurred to finance the formation of the CAB; and
●
Pure Cycle agreed to fund expenses related to the construction of an agreed upon list of improvements to be constructed by the CAB with an estimated cost of $30 million (including improvements already funded) on an as-needed basis for calendar years 2018–2023.

Advances and verified costs expended by us for expenses related to the construction of the agreed upon improvements are reimbursable to us by the CAB.  All amounts owed under the terminated agreements and each reimbursable expense incurred under the new agreement accrues interest at a rate of 6% per annum from the time funds are advanced by us to the CAB or costs are incurred by us for expenses related to the construction of improvements, as applicable. No repayment is required of the CAB for advances made to the CAB or expenses incurred related to the construction of improvements unless and until the CAB and/or Sky Ranch Districts issue bonds in an amount sufficient to reimburse us for all or a portion of advances or other expenses incurred. The CAB agrees to exercise reasonable efforts to issue bonds to reimburse us subject to certain limitations. In addition, the CAB agrees to utilize any available moneys not otherwise pledged to payment of debt, used for operation and maintenance expenses, or otherwise encumbered, to reimburse us. Any advances or expenses not paid or reimbursed by the CAB by December 31, 2058, shall be deemed forever discharged and satisfied in full. As of August 31, 2019, we have advanced the CAB approximately $20 million for the construction of public improvements, including improvements with respect to earthwork, erosion control, streets, drainage, and landscaping and expect to fund an additional estimated $8.4 million in buildout costs associated with our first 506 lots of development that we expect will be reimbursable by the CAB.

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

Oil and Gas Leases

In 2011, we entered into a three-year Oil and Gas Lease (the “O&G Lease”) and Surface Use and Damage Agreement and received an up-front payment and a 20% of gross proceeds royalty (less certain taxes) from the sale of any oil and gas produced from the approximately 634 acres of mineral estate we own at Sky Ranch. In 2014, the O&G Lease was extended for an additional two (2) years. The O&G Lease is now held by production, and we have been receiving royalties from the oil and gas production from two wells drilled within our mineral interest. During the fiscal year ended August 31, 2019, we received $148,300 in royalties attributable to these two wells.

In September 2017, we entered into a three-year Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP (the “Bison Lease”) for the purpose of exploring for, developing, producing, and marketing oil and gas from 40 acres of mineral estate we own adjacent to the Lowry Range, and we received an up-front payment of $167,200.

In July 2019, we entered into an Agreement on Locations of Oil and Gas Operations covering approximately 16 acres with the operator of the O&G Lease (the “OGOA”). The Company received an up-front payment of $573,700 in fiscal 2019 for the OGOA, which will be recognized as income on a straight-line basis over three years (the term of the agreement). If after three years the operator has not spud at least one well on the oil and gas operations area, the operator may extend the right to the OGOA one additional year by paying us $75,000. The operator may only extend the OGOA for two additional years for a total of five years. We recognized lease income of $26,200 during the fiscal year ended August 31, 2019 related to the up-front payment received pursuant to the OGOA. As of August 31, 2019, we have deferred revenues of $547,500 related to the OGOA that will be recognized into income ratably through July 2022.

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

Significant Customers

Water and Wastewater

Our wholesale water and wastewater use sales to the Rangeview District pursuant to the Rangeview Water Agreements accounted for 5%, 6% and 26% of our total water revenues for the fiscal years ended August 31, 2019, 2018 and 2017, respectively. The Rangeview District has one significant customer, the Ridgeview Youth Services Center (“Ridgeview”). Pursuant to our Rangeview Water Agreements, we are providing water and wastewater services to Ridgeview on behalf of the Rangeview District. Ridgeview accounted for 3%, 4% and 21% of our total water revenues for the fiscal years ended August 31, 2019, 2018 and 2017, respectively.

Our industrial water sales (i) directly and indirectly to ConocoPhillips accounted for approximately 74%, 68% and 30% and (ii) to other oil and gas operators accounted for approximately 16%, 21% and 25%, of our total water revenues for the fiscal years ended August 31, 2019, 2018 and 2017 respectively.

Land Development

Revenues from three customers represented 100% of the Company’s land development revenues for the fiscal year ended August 31, 2019. Richmond American Homes of Colorado, Inc. represented 32%, and each of KB Home Colorado Inc. and Taylor Morrison of Colorado, Inc. represented 34% of the Company’s land development revenues for the fiscal year ended August 31, 2019. Revenues from two customers represented 98% of the Company’s land development revenues for the fiscal year ended August 31, 2018. Richmond American Homes of Colorado, Inc. represented 66% and Taylor Morrison of Colorado, Inc. represented 32% of the Company’s land development revenues for the fiscal year ended August 31, 2018. No revenues were recognized from the Company’s land development activities for the fiscal year ended August 31, 2017.

Our Projected Operations

This section should be read in conjunction with Item 1A – Risk Factors.

Along the Colorado Front Range, there are over 70 water providers with varying needs for replacement and/or new water supplies. We believe that we are well positioned to assist certain of these providers in meeting their current and future water needs.

We design, construct and operate our water and wastewater facilities using advanced water treatment and wastewater treatment technologies, which allow us to use our water supplies in an efficient and environmentally sustainable manner. We plan to develop our water and wastewater systems in stages to efficiently meet demands in our service areas by managing capital investments required for construction of facilities. We use third-party contractors to construct our facilities as needed. We employ licensed water and wastewater operators to operate our water and wastewater systems. As our systems expand, we expect to hire additional personnel to operate our systems, which include water production, treatment, testing, storage, distribution, metering, billing, and operations management.

Our water and wastewater systems conjunctively use surface and groundwater supplies and storage of raw water and highly treated effluent supplies to provide a balanced sustainable water supply for our wholesale customers and their end-use customers. Integrating conservation practices and incentives, together with effective water reuse, demonstrates our commitment to providing environmentally responsible and sustainable water and wastewater services. Water supplies and water storage reservoirs are competitively sought throughout the west and along the Front Range of Colorado. We believe that regional cooperation among area water providers in developing new water supplies, water storage, and transmission and distribution systems provides the most cost-effective way of expanding and enhancing service capacities for area water providers. We continue to seek opportunities for developing water supplies and water storage opportunities with other area water providers.

We expect the development of our Rangeview Water Supply to require a significant number of high capacity deep water wells. We anticipate drilling separate wells into each of the three principal aquifers located beneath the Lowry Range. It is expected that each well will deliver water to central water treatment facilities for treatment prior to delivery to customers. Development of our Lowry Range surface water supplies will require facilities to divert surface water to storage reservoirs to be located on the Lowry Range and treatment facilities to treat the water prior to introduction into our distribution systems. Surface water diversion facilities will be designed with capacities to divert the surface water when available (particularly during seasonal events such as spring run-off and summer storms) for storage in reservoirs to be constructed on the Lowry Range. Based on preliminary engineering estimates, the full build-out of water facilities (including diversion structures, transmission pipelines, reservoirs, and water treatment facilities) on the Lowry Range will cost in excess of $850 million, based on estimated costs, and will accommodate water service to customers located on and outside the Lowry Range. We expect this build out to occur in phases over an extended period of at least 50 years, and we expect that tap fees will be sufficient to fund the infrastructure costs.

Our Denver-based supplies are a valuable, locally available resource located near the point of use. This enables us to incrementally develop infrastructure to produce, treat and deliver water to customers based on their growing demands.

During fiscal 2019, we invested approximately $14.1 million in plant and facilities that interconnect the Rangeview District, WISE, and Sky Ranch water and wastewater systems and provide water and wastewater services to our customers. We expect to continue to invest in plants and facilities as our customer demands grow.

We are in the process of developing our Sky Ranch property, including building finished lots for home builders and building the water and wastewater infrastructure for residential and commercial development of the property. In March 2018, we began construction of improvements for finished lots and will phase the construction of finished lots consistent with builder purchases of finished lots as defined in our agreements. The timing for us to develop the remaining phases of the property will be largely dependent on the Denver real estate market and the interest we receive from home builders and developers. During fiscal 2019, we invested approximately $17.7 million in our Sky Ranch property to deliver 255 finished lots and make other improvements to the remaining 251 lots.

We plan to develop additional water assets within the Denver area and are exploring opportunities to utilize our water assets in areas adjacent to our existing water supplies.

Water and Growth in Colorado

Colorado has experienced a robust housing market over the past 48 months. The key drivers to housing in the area are:

●	Housing Starts – From September 2018 to September 2019, annual housing starts decreased by 9%. From September 2017 to September 2018, annual housing starts increased by 11.6%.
●	Unemployment – The unemployment rate in Colorado was 2.2% at August 31, 2019, compared to a national unemployment rate of 3.5%.
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

●
Development – Colorado law requires property developers to demonstrate that they have sufficient water supplies for their proposed projects before zoning applications will be considered. These factors indicate that water and availability of water will continue to be critical to growth prospects for the region and the state, and that competition for available sources of water will continue to intensify. We focus the marketing of our water supplies and services to developers and home builders that are active along the Colorado Front Range as well as other area water providers in need of additional supplies.

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

Labor and Raw Materials

We competitively bid contracts for infrastructure improvements (grading, utilities, roads, water and wastewater) at Sky Ranch.  Contractors enter into fixed priced contracts where the contractor is at risk for cost overruns prior to completion of improvements.  Under these fixed-price contracts, the contract prices are established in part based on fixed, firm subcontractor quotes on contracts and on cost and scheduling estimates. These quotes or estimates may be based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials, and other issues. Increased costs or shortages of skilled labor and/or concrete, steel, pipe and other materials could cause increases in property development costs and delays. These shortages and delays may result in delays in the delivery of the residential lots under development, reduced gross margins from lot sales, or both. While we contract with third parties for our labor and materials at a fixed price, which should allow us to mitigate the risks associated with increases in the cost of labor and building materials, other developments may arise which would increase lot delivery costs.

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

Although we have exclusive long-term water and wastewater service contracts for 24,000 acres of the 27,000-acre Lowry Range pursuant to the Lowry Service Agreement, providing water and wastewater services to areas other than Wild Pointe, Sky Ranch and a portion of the Lowry Range is subject to competition. Alternate sources of water are available, principally from other private parties, such as farmers or others owning water rights that have historically been used for agriculture, and from municipalities seeking to annex new development areas in order to increase their tax base. Our principal competition in areas close to the Lowry Range is the City of Aurora. Principal factors affecting competition for potential purchasers of our Export Water include the availability of water for the particular purpose, the cost of delivering the water to the desired location (including the cost of required taps), and the reliability of the water supply during drought periods. We estimate that the water assets we own and have the exclusive right to use have a supply capacity of approximately 60,000 SFE units, and we believe that they provide us with a significant competitive advantage along the Front Range. Our legal rights to the Rangeview Water Supply have been confirmed for municipal use, and our water supply is close to Denver area water users. We believe that our pricing structure is competitive and that our water portfolio is well balanced among surface water rights, groundwater rights, storage capacity and reclaimed water supplies.

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

Employees

We currently have 29 full-time employees.

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

General Risks Related to Our Company

Our operations are concentrated in the Front Range area of Colorado; we are subject to general economic conditions in Colorado. Our assets and operations are located solely in the Front Range area of Colorado. Our performance could be adversely affected by economic conditions in, and other factors relating to, Colorado, including supply and demand for housing, and zoning and other regulatory conditions. To the extent that the general economic conditions in the Front Range area of Colorado deteriorate, the value of our assets, our results of operations and our financial condition could be materially adversely affected.

Our net losses may continue, and we may not have sufficient cash flows from operations or other capital resources to pursue our business objectives. While we have generated net income in the past two fiscal years, we have a long history of losses. Our cash flows from operations generally have not been sufficient to fund our operations, and we have been required to raise debt and equity capital and sell assets to remain in operation. Since 2004, we have raised $76.3 million through (i) the issuance of $25.3 million of common stock (including the issuance of stock pursuant to the exercise of options, net of expenses), (ii) the issuance of $5.2 million of convertible debt, which was converted to common stock on January 11, 2011, and (iii) the sale of our Arkansas River water and land for approximately $45.8 million in cash. Our continuing development of the first phase of Sky Ranch requires significant cash expenditures. We have advanced the CAB approximately $20 million for construction of public improvements on the Sky Ranch property. The CAB is not required to repay us for advances made or expenses incurred for improvements at Sky Ranch unless and until the CAB and/or Sky Ranch Districts issue bonds in an amount sufficient to reimburse us for all or a portion of advances made or expenses incurred. We have funded and expect to continue to fund such expenditures with cash on hand and cash flows from operations. At August 31, 2019, we had approximately $9.7 million of cash and marketable securities on hand, which is a significant decrease compared to our fiscal 2018 balance. We currently have a limited number of customers. If our cash on hand and future cash flows from operations are not sufficient to fund our operations and the significant capital expenditure requirements to build our water and wastewater systems and develop Sky Ranch, we may be forced to seek to obtain additional debt or equity capital. Economic conditions and disruptions have previously caused substantial volatility in capital markets, including credit markets and the banking industry, increasing the cost and significantly reducing the availability of financing, which may reoccur in the future. There can be no assurance that financing will be available on acceptable terms or at all.

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

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Item 9A – Controls and Procedures, during the first quarter of fiscal 2020, we concluded that material weaknesses existed as of August 31, 2019. Specifically, management identified control deficiencies that constitute individually, or in the aggregate, material weaknesses in our internal control over financial reporting related to our accruals of costs incurred from related parties and preparation of our income tax provision. As of the date of this filing, we have not yet completed our remediation of these material weaknesses. We have, however, implemented compensating controls and are in the process of enhancing and revising the design of our existing controls and procedures to improve our identification of accruals of costs incurred from related parties and our preparation of income tax provisions. If our remedial measures are insufficient, or if additional material weaknesses or significant deficiencies in our internal controls are detected, we could be required to restate our financial results and/or experience a decline in the price of our common stock.

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

Risks Related to Our Business Generally

We are dependent on the housing market and development in our targeted service areas for future revenues. Providing wholesale water service using our Colorado Front Range water supplies is our principal source of future revenue. The timing and amount of these revenues will depend in part on housing developments being built near our water assets. The development of the Lowry Range, Sky Ranch and other properties is subject to many factors that are not within our control. If wholesale water sales are not forthcoming or development on the Lowry Range, Sky Ranch or other properties in our targeted service areas is delayed or curtailed, we may need to use our capital resources, incur additional short or long-term debt obligations or seek to sell additional equity. We may not have sufficient capital resources or be successful in obtaining additional operating capital. Although there have been positive market gains in the Colorado housing market in recent years, if a downturn in the homebuilding or credit markets returns, or if the state or national economy weakens and economic concerns intensify, such a development could have a significant negative impact on our business and financial condition and our plans for future development of additional phases of Sky Ranch.

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

We may not be able to manage the increasing demands of our expanded operations. We have historically depended on a limited number of employees to administer our existing operations, interface with governmental bodies, market our services and plan for the construction and development of our assets. The execution of the Builder Contracts for Sky Ranch has increased the size and complexity of our business. The success of our current business and future business development and our ability to capitalize on growth opportunities depends on our ability to attract and retain additional experienced and qualified persons to operate and manage our business. We may not be able to maximize the value of our assets if we are unable to attract and retain qualified personnel and to manage the demands of a workforce that has nearly tripled in the past two years. State regulations set the training, experience and qualification standards required for our employees to operate specific water and wastewater facilities. Failure to find state-certified and qualified employees to support the operation of our facilities could put us at risk for, among other things, regulatory penalties (including fines and suspension of operations), operational errors at the facilities, improper billing and collection processes, claims for personal injury and property damage, and loss of contracts and revenues. We may be unsuccessful in managing our operations and growth.

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

Our construction of water and wastewater projects and improvements at Sky Ranch may expose us to certain completion, performance and financial risks. We expect to rely on independent contractors to construct our water and wastewater facilities and Sky Ranch lot improvements. These construction activities may involve risks, including shortages of materials and labor, work stoppages, labor relations disputes, injuries to third parties, damages to property, weather interference, engineering, environmental, permitting or geological problems and unanticipated cost increases. These issues could give rise to delays, cost overruns or performance deficiencies, or otherwise adversely affect the construction or operation of our water and wastewater delivery systems and the construction and delivery of residential lots pursuant to our Builder Contracts. In addition, we may experience quality problems in the construction of our systems and facilities, including equipment failures. We may not meet the required deadlines under our Builder Contracts. We may face claims from customers or others regarding product quality and installation of equipment placed in service by contractors.

The Builder Contracts for Sky Ranch and contracts for the water and wastewater facilities that we design and construct are fixed-price contracts, in which we bear all or a significant portion of the risk for cost overruns. Under these fixed-price contracts, contract prices are established in part based on fixed, firm subcontractor quotes on contracts and on cost and scheduling estimates. These quotes or estimates may be based on a number of assumptions, including assumptions about prices and availability of labor, equipment and materials, and other issues. If these subcontractor quotations or cost estimates prove inaccurate, or if circumstances change, cost overruns may occur, and our financial results would be negatively impacted. In many cases, the incurrence of these additional costs would not be within our control.

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

Government regulations and legal challenges may delay the closing of the sale of our residential lots, increase our expenses or limit other activities, which could have a negative impact on our results of operations. The approval of numerous governmental authorities must be obtained in connection with both our water and wastewater projects and our land development activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs. Various local, state and federal statutes, ordinances, rules and regulations concerning health and safety, site and building design, environmental, zoning, and similar matters apply to and/or affect the construction and operation of our water and wastewater systems and our land development activities. For example, zoning or other regulations may seek to limit housing density or create setbacks from oil and gas drilling operations or other restrictions on the use of land.  To the extent that these regulations are modified, the value of the land that we already own or the availability of land that we are looking to acquire may decline, either of which may adversely impact the financial position, results of operations and cash flows of our business. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained depends on factors beyond our control, such as changes in federal, state and local policies, rules and regulations and their interpretations and application. Furthermore, we are subject to various fees and charges of government authorities designed to defray the cost of providing certain governmental services and improvements. For example, local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions, as well as requiring concessions or that the property developer and/or home builder construct certain improvements to public places such as parks and streets or fund schools.

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

In addition, there is a variety of legislation being enacted, or considered for enactment, at the federal, state and local level relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. Such environmental laws may affect, for example, how we manage storm water runoff, wastewater discharges and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. As climate change concerns continue to grow, compliance with legislation and regulations of this nature is expected to become more costly. Energy-related initiatives affect a wide variety of companies throughout the United States and the world and, because our operations are dependent on significant amounts of raw materials, such as pipe, steel and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of the materials used in the development of our properties are burdened with expensive tariffs, cap and trade and similar taxes and regulations. In addition, tariffs imposed by the United States on imported steel could increase our property development costs. It is possible that new standards could be imposed that will require additional capital expenditures or raise our operating costs. With respect to service of customers on the Lowry Range, the Rangeview District’s rates might not be sufficient to cover the cost of compliance with new requirements. Although we would expect the rates of the nearby water providers that the Rangeview District uses to establish its rates and charges to increase to cover increased compliance costs, such rates may not cover all our costs and our costs of complying with new standards or laws could adversely affect our business, results of operations or financial condition. Our noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocations and other sanctions.

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

The enactment of Senate Bill 19-181 “Protect Public Welfare Oil and Gas Operations” increased the regulatory authority of local governments in Colorado over facilities siting and surface impacts of oil and gas development, which could have an adverse effect on our water sales to the oil and gas industry for hydraulic fracturing (“fracking”) and demand for new homes at Sky Ranch. Colorado Senate Bill 19-181 (“SB181”) was signed into law on April 16, 2019. Among other things, SB181 authorizes local governments to approve the siting of oil and gas locations and regulate the surface impacts of oil and natural gas development, including empowering local governments to adopt requirements that are more stringent than state requirements. SB181 changes the mission of the Colorado Oil and Gas Conservation Commission from fostering responsible and balanced development to regulating development to minimize adverse impacts to public health and the environment. SB181 also requires the Colorado Oil and Gas Conservation Commission and the Air Quality Control Commission to undertake rulemaking on numerous issues, including environmental protection, facility siting, application fees, and minimizing emissions of hydrocarbons and other compounds. Rulemaking activities by the State Commissions and local governments may result in new application and operating requirements that could lead to delays and additional costs for oil and gas operators, which, in turn, could result in a decline in oil and gas drilling activities. A significant decline in oil and gas drilling activities in and around the Lowry Range and our Sky Ranch property would have an adverse effect on our water sales for fracking and our financial condition. Further, a significant decline in oil and gas activities throughout Colorado could negatively impact the Colorado economy, which could have an adverse effect on demand for new homes at Sky Ranch.

Natural disasters and severe weather conditions could delay the closing of the sale of residential lots at Sky Ranch and increase our costs, which could harm our sales and results of operations. We conduct our operations in the Colorado Front Range, which is subject to natural disasters, including droughts, tornadoes, wildland fires, and severe weather. The occurrence of natural disasters or severe weather conditions in Colorado or elsewhere could delay construction of our water and wastewater systems and/or property development, increase costs and lead to shortages of labor and materials. If our insurance or the insurance of our subcontractors does not fully cover business interruptions or losses resulting from these events, our results of operations could be adversely affected. For example, as a result of Hurricane Harvey in the Texas Gulf Coast in 2017, the cost of pipe used in our business increased approximately 35%. This additional cost is not clearly reimbursable by insurance.

We may be subject to significant potential liabilities as a result of warranty and liability claims made against us. Design, construction or system failures related to our water and wastewater delivery systems could result in injury to third parties or damage to property. In addition, as a property developer, we are subject in the ordinary course of our business to warranty claims. We are also subject to claims for losses or injuries that occur in the course of our property development activities. We plan to record warranty and other reserves for the residential lots we sell based on historical trends in our market and our judgment of the qualitative risks associated with the type of lots we sell. We have, and many of our subcontractors have, general liability, property, workers’ compensation and other business insurance. These insurance policies are intended to protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and coverage limits. However, it is possible that this insurance will not be adequate to address all warranty and liability claims to which we are subject. Additionally, the coverage offered and the availability of general liability insurance for construction defects are currently limited and policies that can be obtained are costly and often include exclusions based upon past losses insurers suffered as a result of use of defective materials used by other property developers. As a result, our subcontractors may be unable to obtain insurance, and we may have to waive our customary insurance requirements, which increases our and our insurers’ exposure to claims and increases the possibility that our insurance will not be adequate to protect us for all the costs we incur. Any losses that exceed claims against our contractors, the performance bonds and our insurance limits at such facilities could result in claims against us. In addition, if there is a customer dispute regarding performance of our services, the customer may decide to delay or withhold payment to us. No warranty and liability claims have been made against us as of the date of this report.

A major health and safety incident relating to our business could be costly in terms of potential liabilities and reputational damage. Water facility and land development construction sites are inherently dangerous and pose certain inherent health and safety risks to construction workers and other persons on the site. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident is likely to be costly in terms of potential liabilities incurred as a result. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers and employees, which in turn could have a material adverse effect on our business, financial condition and operating results.

Conflicts of interest may arise relating to the operation of the Rangeview District, the Sky Ranch Districts and the CAB. Our President and Chief Financial Officer and two of our employees constitute 75% of the directors of each of the Rangeview District, the Sky Ranch Districts and the CAB. Pure Cycle, along with its officers and employees and two unrelated individuals, own certain property interests in the 40 acres that constitute the Rangeview District and the acreage that constitutes the Sky Ranch Districts. We have made loans to the Rangeview District to fund its operations. At August 31, 2019, total principal and interest owed to us by the Rangeview District was $961,300. Pursuant to our water and wastewater service agreements with the Rangeview District, the Rangeview District retains two percent of the revenues from the sale of water to its end-use customers and 10% of the revenues from the provision of wastewater services to its end-use customers. Proceeds from the fee collections will initially be used to repay the Rangeview District’s obligations to us, but after these loans are repaid, the Rangeview District is not required to use the funds to benefit Pure Cycle.

Similarly, we have made loans to and incurred expenses reimbursable by the Sky Ranch Districts, which amounts were fully refunded to the Company as of August 31, 2019, and we have advanced the CAB approximately $20 million for construction of public improvements on the Sky Ranch property. The CAB is not required to repay us for advances made or expenses incurred for improvements at Sky Ranch unless and until the CAB and/or Sky Ranch Districts issue bonds in an amount sufficient to reimburse us for all or a portion of advances made or expenses incurred. We have received benefits from our activities undertaken in conjunction with the Rangeview and Sky Ranch Districts and the CAB, but conflicts may arise between our interests and those of the Rangeview and Sky Ranch Districts and the CAB and our officers and employees who are acting in dual capacities in negotiating contracts to which we and a district and/or the CAB are parties. We expect that the Rangeview and Sky Ranch Districts will expand when more properties are developed and become part of the respective districts, and our officers and employees acting as directors of these districts will have fiduciary obligations to those other constituents. Conflicts may not be resolved in the best interests of the Company and our shareholders. In addition, other landowners coming into a district will be eligible to vote and to serve as directors of these districts. Our officers and employees may not remain as directors of these districts, and the actions of subsequently elected boards could have an adverse impact on our operations.

Growth limitations or moratoriums imposed by governmental authorities could adversely affect our land development activities or the land development activities of our customers, which could adversely impact both the land development and water and wastewater segments of our business. The State of Colorado or counties in which our service areas and properties are located may approve limitations or moratoriums on residential growth within their respective boundaries, which limitations or moratoriums could have the effect of delaying, limiting or halting development within Sky Ranch or other areas where we may provide water and wastewater services or develop land. We are not aware of any such proposals in the areas in which we operate, but proposals have been made to limit growth in various communities along the Front Range. Because all of the property in Sky Ranch has been platted, we do not expect future growth moratoriums to restrict Sky Ranch as currently planned; however, if growth moratoriums or restrictions are imposed in the areas in which we provide services or develop land, it could negatively impact our ability to develop our land as planned or our customers’ ability to grow their communities as anticipated, which would also reduce the number of water and wastewater service customers we expect, which would have a negative impact on our business and financial condition.

We could be hurt by efforts to impose liabilities or obligations on persons with regard to labor law violations by other persons whose employees perform contracted services. The infrastructure and improvements on our water and wastewater systems and on the finished lots we sell or that we must provide pursuant to service agreements and lot development agreements are done by employees of subcontractors and other contract parties. We do not have the ability to control what these contract parties pay their employees or the work rules they impose on their employees. However, there have been efforts by government agencies to hold contract parties like us responsible for violations of wage and hour laws and other work-related laws by firms whose employees are performing contracted-for services. A 2016 National Labor Relations Board (“NLRB”) ruling held that for labor law purposes a firm could under some circumstances be responsible as a joint employer of its contractors’ employees even if the firm had no direct control over the employees’ terms and conditions of employment. That ruling was largely affirmed by the U.S. Court of Appeals for the D.C. Circuit, which clarified that only indirect control that affects the essential terms and conditions of employment could be considered. However, in September 2018, the NLRB proposed an even narrower rule governing joint employment, which is that an employer may be found to be a joint employer of another employee’s employees only if it possesses and exercises substantial, direct and immediate control over the essential terms and conditions of employment and has done so in a manner that is not limited and routine. Indirect influence and contractual reservations of authority would not be sufficient to establish a joint employer relationship. This proposed rule has received public comment but is still under consideration by the NLRB.  It is unclear whether it will be implemented and whether a court would apply it retroactively, but it could effectively overrule most or all of the 2016 NLRB case and subsequent appellate decision. Governmental rulings that make us responsible for labor practices by our subcontractors could create substantial exposures for us in situations that are not within our control.

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

Risks Related to the Water Segment of Our Business

The rates that the Rangeview District is allowed to charge customers on the Lowry Range for water services are limited by the Lease with the Land Board and our contract with the Rangeview District and may not be sufficient to cover our costs of construction and operation. The prices charged by the Rangeview District for water service on the Lowry Range are subject to pricing regulations set forth in the Lease with the Land Board. Both the tap fees and usage rates and charges are capped at the average of the rates of three nearby water providers. Annually, the Rangeview District surveys the tap fees and rates of the three nearby providers, and the Rangeview District may adjust tap fees and rates and charges for water service on the Lowry Range based on the average of those charged by this group. We receive 100% of tap fees and 98% of water usage fees charged by the Rangeview District to its customers after the deduction of royalties owed to the Land Board. Our costs associated with the construction of water systems and the production, treatment and delivery of water are subject to market conditions and other factors, which may increase at a significantly higher rate than that of the fees we receive from the Rangeview District. Factors beyond our control and which cannot be predicted, such as government regulations, insurance and labor markets, drought, water contamination and severe weather conditions, like tornadoes and floods, may result in additional labor and material costs that may not be recoverable under the current rate structure. Both increased customer demand and increased water conservation may also impact the overall cost of our operations. If the costs for construction and operation of our wholesale water services, including the cost of extracting our groundwater, exceed our revenues, we would be providing water service to the Rangeview District for use at the Lowry Range at a loss. The Rangeview District may petition the Land Board for rate increases; however, there can be no assurance that the Land Board would approve a rate increase request. Further, even if a rate increase were approved, it might not be granted in a timely manner or in an amount sufficient to cover the expenses for which the rate increase was sought.

Our water business is subject to seasonal fluctuations and weather conditions that could affect demand for our water service and our revenues. We depend on an adequate water supply to meet the present and future demands of our customers and their end-use customers and to continue our expansion efforts. Conditions beyond our control may interfere with our water supply sources. Drought and overuse may limit the availability of water. These factors might adversely affect our ability to supply water in sufficient quantities to our customers, and our revenues and earnings may be adversely affected. Additionally, cool and wet weather, as well as drought restrictions and our customers’ conservation efforts, may reduce consumption demands, adversely affecting our revenue and earnings. Furthermore, freezing weather may contribute to water transmission interruptions caused by pipe and main breakage. If we experience an interruption in our water supply, it could have a material adverse effect on our financial condition and results of operations. Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with cooling systems, irrigation systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. If temperatures during the typically warmer months are cooler than expected or there is more rainfall than expected, the demand for our water may decrease and adversely affect our revenues.

Our water sales for the past two years have been highly concentrated among companies providing fracking services to the oil and gas industry, and such sales can fluctuate significantly. Our water sales have been historically highly concentrated directly and indirectly with one to three companies providing fracking services to the oil and gas industry on and around the Lowry Range and our Sky Ranch property. Generally, investment in oil and gas development is dependent on the price of oil and gas. While water sales for fracking represented 90% and 89% of our total water revenues during the fiscal years ended August 31, 2019 and 2018, respectively, we have no long-term contractual commitments that will ensure these sales in the future.  The oil and gas industry has periodically gone through periods when activity has significantly declined. For example, water sales for fracking represented less than 1% of our total water revenues during the fiscal year ended August 31, 2016.

Further sales to this customer base as well as renewals of our oil and gas leases, if any, in the future are impacted by statutory ballot initiatives, regulations, court interpretations of the statutory mandate of the Colorado Oil and Gas Conservation Commission, fracking technologies, the success of the wells and the price of oil and gas, among other things. For example, certain interest groups in Colorado opposed to oil and natural gas development generally, and hydraulic fracturing in particular, advanced a ballot initiative that would have resulted in oil and natural gas development in the state being significantly curtailed. The initiative was not approved by the voters of Colorado in the November 2018 election. The Colorado Oil and Gas Conservation Commission estimated that implementation of the proposed initiative would have made drilling unlawful on approximately 85% of the non-federal surface area of the state of Colorado. Although this initiative did not pass, interest groups opposed to oil and natural gas development have continued to seek restrictions. The enactment of SB181 and the release of a Colorado Department of Public Health and Environment report dated October 17, 2019, entitled Final Report: Human Health Risk Assessment for Oil & Gas Operations in Colorado, concluding that people living within 2,000 feet of fracking sites could face elevated health risks may lead to increased opposition and tougher oversight of oil and gas operations, which could reduce the demand for water for fracking.

A significant portion of our water supplies come from non-renewable aquifers.  A significant portion of our water supplies comes from non-renewable Denver Basin aquifers.  The State of Colorado regulates development and withdrawal of water from the Denver Basin aquifers to a rate of 1 percent of the aggregate amount of water determined to be in storage each year, which means our supply should last approximately 100 years even if no efforts were made to conserve or recharge the supply.  Nonetheless, we may need to seek additional water supplies as our non-renewable supplies are depleted. While the acquisition of Lost Creek water, a renewable “surface” water right that is diverted from an alluvial aquifer that is hydrologically connect to the surface water system, mitigates some of the risk of owning non-renewable supplies, if we are unable to obtain sufficient replacement supplies, it would have a material adverse impact on our business and financial condition. Additionally, the cost of developing and withdrawing water from the aquifers will increase over time, and we may not be able to recover the increased costs through our rates and charges. Increased costs to develop water from the aquifers could have a significant negative impact on our business, results of operations, cash flows and financial condition.

A failure of the water wells or distribution networks that we own or control could result in losses and damages that may affect our business and financial condition. We distribute water through a network of pipelines and store water in storage tanks and ponds. A failure of these pipelines, tanks or ponds could result in injuries and damage to property for which we may be responsible, in whole or in part. The failure of these pipelines, tanks, or ponds may also result in the need to shut down some facilities or parts of our water distribution network in order to conduct repairs. Such failures and shutdowns may limit our ability to supply water in sufficient quantities to our customers and to meet the water delivery requirements prescribed by our contracts, which could adversely affect our business, results of operations, cash flows, and financial condition. Any business interruption or other losses might not be covered by insurance policies or be recoverable through rates and charges, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

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

We could also be held liable for consequences arising out of human exposure to hazardous substances in our water supplies or other environmental damage. For example, private plaintiffs could assert personal injury or other toxic tort claims arising from the presence of hazardous substances in our drinking water supplies. Although we have not been a party to any environmental or pollution-related lawsuits, such lawsuits have increased in frequency in recent years. If we are subject to an environmental or pollution-related lawsuit, we might incur significant legal costs, and it is uncertain whether we would be able to recover the legal costs from ratepayers or other third parties. Our insurance policies may not cover or provide sufficient coverage for the losses associated with or the  costs of these claims.

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

The Rangeview District’s and our rights under the Lease have been challenged by third parties. The Rangeview District’s and our rights under the Lease have been challenged by third parties, including the Land Board, in the past. In 2014, in connection with settling a lawsuit filed by us and the Rangeview District against the Land Board, the Land Board, the Rangeview District and we amended and restated the Lease to clarify and update a number of provisions. However, there are issues still subject to disagreement and negotiation, including our rights with respect to revenue from our Export Water after 2081, and it is likely that during the remaining term (through 2081) of the Lease, the parties will disagree over interpretations of provisions in the Lease again. The Rangeview District’s or our rights under the Lease could be challenged in the future, which could require potentially expensive litigation to enforce our rights.

Our Lowry Range surface water rights are “conditional decrees” and require findings of reasonable diligence. Our surface water interests and reservoir sites at the Lowry Range are conditionally decreed and are subject to a finding of reasonable diligence from the Colorado water court every six years. To arrive at a finding of reasonable diligence, the water court must determine that we continue to diligently pursue the development of said water rights. If the water court is unable to make such a finding, we could lose the water right under review. During each of fiscal 2012 and 2018, the Lowry Range conditional decrees were granted review by the water court, which determined that we and the Rangeview District met the diligence criteria. The water court entered a finding of reasonable diligence on the Lowry Range surface water decrees in January 2019. Our next review for reasonable diligence on the Lowry Range surface water decrees will be in January 2025. We believe that we will be successful in maintaining our decrees as we continue to develop these rights. If the water court does not make a determination of reasonable diligence, the value of our interests in the Rangeview Water Supply would be materially adversely impacted.

Our operations are affected by local politics and governmental procedures that are beyond our control. We operate in a highly political environment. We market our water rights to municipalities and other governmental entities run by elected or politically appointed officials. Our principal competitors are municipalities seeking to expand their sales tax base and other water districts. Various constituencies, including our competitors, developers, environmental groups, conservation groups, and agricultural interests, have competing agendas with respect to the development of water rights in Colorado, which means that decisions affecting our business are based on many factors other than economic and business considerations. Additional risks associated with dealing with governmental entities include turnover of elected and appointed officials, changes in policies from election to election, and a lack of institutional history in these entities concerning their prior courses of dealing with the Company. We spend significant time and resources educating elected officials, local authorities and others regarding our water rights and the benefits of contracting with us. Political concerns and governmental procedures and policies may hinder or delay our ability to enter into service agreements or develop our water rights or infrastructure to deliver our water. While we have worked to reduce the political risks in our business through our participation as the service provider for the Rangeview District in regional cooperative resource programs, such as the SMWSA and the WISE partnership with Denver Water and Aurora Water, as well as education and communication efforts and community involvement, our efforts may be unsuccessful.

The number of connections we can serve are affected by local governmental policies that are beyond our control. We market our water rights through service agreements to developers, municipalities and other governmental entities run by elected or politically appointed officials. We believe that our water rights can serve approximately 60,000 single family connections based on standards applied to water providers in Arapahoe, Douglas, and Adams Counties.  These standards are policy driven, based on assumed life and reliability of water supplies and may become more restrictive at the discretion of the governmental entity.  If these standards become more restrictive, water supplies of all water providers, including those of the Company, may not serve the number of connections that providers currently estimate.

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

Risks Related to the Land Development  Segment of Our Business

The homebuilding industry is cyclical and a deterioration in industry conditions or downward changes in general economic or other business conditions could adversely affect our business, results of operations, cash flows and financial condition. The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions such as levels of employment, consumer confidence and income, availability of mortgage financing for acquisitions, interest rate levels and inflation, among other factors. Beginning in 2006 and continuing through 2012, the U.S. and Colorado housing markets were unfavorably impacted by a severe weakness in new home sales attributable to, among other factors, weak consumer confidence, tightened mortgage standards, large supplies of foreclosure, resale and new homes and a more challenging appraisal environment. These conditions, combined with a prolonged economic downturn, high unemployment levels, increases in the rate of inflation and uncertainty in the U.S. economy, contributed to a decreased demand for housing, declining sales prices and increased pricing pressure. Additionally, the residential housing market is impacted by federal and state personal income tax rates and provisions, and government actions, policies, programs and regulations directed at or affecting the housing market, including the Tax Cuts and Jobs Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies. In fiscal 2019, housing starts in Colorado declined compared to housing starts in fiscal 2018. Although the number of housing starts continues to be better than during the last economic downturn, if the recovery of the Colorado housing market reverses, we could experience declines in the market value of our inventory and demand for our lots, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We have limited experience with the development of real property. While we have extensive experience designing and constructing water and wastewater facilities and maintaining and operating these facilities, we have limited experience developing real property. We may underestimate the capital expenditures required to develop Sky Ranch, including the costs of certain infrastructure improvements. We also have limited experience in managing property development activities, including the permitting and other approvals required, which may result in delays in obtaining the necessary permits and government approvals.

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

The funds that we are advancing to the CAB for construction of public improvements might not be repaid, which would negatively impact our results of operations, cash flows and financial condition. We have advanced the CAB approximately $20 million for construction of public improvements and expect to fund an additional estimated $8.4 million in buildout costs that we expect will be reimbursable by the CAB. The ability and obligation of the CAB to reimburse us is dependent on sufficient home sales and commercial development occurring at Sky Ranch to create a tax base that would enable the CAB to issue bonds to pay for the improvements. If development at Sky Ranch is delayed or curtailed for any reason, including regulatory restrictions, a downturn in the economy or default by one or more of the builders at Sky Ranch, the CAB may not have sufficient revenues to issue bonds. Failure of the CAB to repay a significant portion of the funds that we have advanced would negatively impact our business, results of operations, cash flows and financial condition.

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

We may purchase additional land parcels for development or other purposes, thereby exposing us to certain financial risks. In the future, we may purchase additional land parcels for development or other purposes. As noted above, land development requires significant cash expenditures before positive cash flows can be generated from the sale of lots and water and sewer tap fees. If there is considerable lag time between the time we acquire land and the time we begin selling finished lots, we may generate significant operating losses. In addition, if sales of homes on the finished lots are delayed, our revenue from utility services will be delayed. If our cash on hand and future cash flows from operations are not sufficient to fund our operations and the significant capital expenditure requirements to develop any acquired land and build water and wastewater systems, we may be forced to seek to obtain additional debt or equity capital. There can be no assurance that financing will be available on acceptable terms or at all.

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

Fluctuations in real property values may require us to write-down the book value of our land interests. The land development industry is subject to significant variability and fluctuations in real property values. As a result, the Company may be required to write-down the book value of its Sky Ranch or other land interests in accordance with accounting principles generally accepted in the United States of America, and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on our business, prospects, financial condition or results of operations. The Company assesses its land interests when indicators of impairment exist. Indicators of impairment include a decrease in demand for housing due to soft market conditions; competitive pricing pressures that reduce the average sales price of finished lots; sales absorption rates below management expectations; a decrease in the value of homes or the underlying land due to general market conditions, actual or perceived risks due to proximity to oil and gas drilling operations, or other reasons; and a decrease in projected cash flows for a project.

Our land development segment may be subject to risks related to oil and gas operations in the vicinity of our Sky Ranch development, which could have an adverse impact on the marketability and/or value of our Sky Ranch property.  We have leased the minerals underlying Sky Ranch to a wholly owned subsidiary of a major independent exploration and production company. Oil and gas extraction is an inherently dangerous activity that can potentially lead to air and water contamination, fire, explosion or other hazards. While the State of Colorado, local governments, and private operators have regulations and procedures in place intended to mitigate these risks, there can be no assurances that these safeguards will be effective in all cases with respect to any oil and gas activity around Sky Ranch.  The existence of oil and gas wells and drilling activity in or near our property and public concern regarding the negative health impacts from emissions near drilling and hydraulic fracturing sites, including those detailed in a recent 380-page report submitted to the Colorado Department of Public Health and Environment entitled the Final Report: Human Health Risk Assessment for Oil & Gas Operations in Colorado dated October 17, 2019, may adversely impact the marketability and/or value of the lots at Sky Ranch and decrease demand for homes in proximity to oil and gas operations, negatively impacting our land development segment, which could also negatively impact our business and financial condition.

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Water Related Assets

In addition to the water rights and adjudicated reservoir sites that are described in Item 1 – Our Water and Land Assets, we own or have exclusive use rights to a 500,000-gallon water tank, a 1,000,000-barrel storage reservoir, a 400,000-barrel storage reservoir, a 300,000-barrel storage reservoir, three deep water wells, a pump station, and several miles of water pipeline in Arapahoe County, Colorado. Although owned by the Rangeview District, we have exclusive rights to use, operate and maintain another 500,000-gallon water tank, two deep water wells, a pump station, three alluvial wells, two wastewater treatment plants, and water distribution and wastewater collection pipelines that serve customers located at the Lowry Range and Sky Ranch. Although owned by the Elbert 86 District, we have exclusive rights to use, operate and maintain two water tanks with a combined capacity of 438,000 gallons of water, two deep water wells, a pump station, and 10 miles of transmission line for the Wild Pointe development in Elbert County. These assets are used to provide service to our customers.

Land and Mineral Interests

We own approximately 780 acres of land (together with 634 net mineral acres), which are part of a development known as Sky Ranch that is described further in Item 1 – Our Water and Land Assets – Sky Ranch. We own 40 acres of land that comprise the current boundaries of the Rangeview District (together with all the minerals). We also own approximately 700 acres of land (together with all the minerals) in the Arkansas River Valley. In addition, we hold approximately 13,900 acres of mineral interests (inclusive of our 700 acres in the Arkansas River Valley) in Southeast Colorado in Otero, Bent and Prowers Counties.

Item 3 – Legal Proceedings

None.

Item 4 – Mine Safety Disclosures

None.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol “PCYO.”

Holders

On November 7, 2019, there were 740 holders of record of our common stock.

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

Performance Graph (1)

The graph below compares the cumulative total return of our common stock for the last five fiscal years with the cumulative total return for the same period of the S&P 500 Index and a peer group index (2). The graph assumes the investment of $100 in common stock in each of the noted indices as of the market close on August 31 and reinvestment of all dividends.

	August 2014	August 2015	August 2016	August 2017	August 2018	August 2019
Pure Cycle Corporation	$100.00	$76.69	$74.23	$111.20	$172.55	$166.41
S&P 500	$100.00	$100.48	$113.09	$131.45	$157.30	$161.89
Peer Group (2)	$100.00	$105.04	$134.01	$160.01	$183.55	$236.60

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6 – Selected Financial Data

Table D – Selected Financial Data

In thousands (except per share data)

	For the Fiscal Years Ended August 31,
	2019	2018	2017	2016	2015
Summary Statement of Operations Items:
Total revenue	$20,361.5	$6,959.2	$1,227.8	$452.2	$1,196.6
Income (loss) from operations	$3,528.0	$132.7	$(1,678.8)	$(1,230.3)	$(575.1)
Net income (loss)	$4,811.1	$414.7	$(1,710.9)	$(1,310.6)	$(23,127.9)
Basic and diluted income (loss) per share	$0.20	$0.02	$(0.07)	$(0.06)	$(0.96)
Weighted average diluted shares outstanding	24,003	23,930	23,754	23,781	24,041

	As of August 31,
	2019	2018	2017	2016	2015
Summary Balance Sheet Information:
Current assets	$23,537.7	$27,918.2	$27,124.3	$29,085.9	$39,580.9
Total assets	$83,721.4	$71,906.6	$69,787.6	$70,879.6	$73,060.9
Current liabilities	$8,297.2	$2,054.0	$940.2	$482.2	$1,499.1
Long-term liabilities	$693.0	$399.4	$1,341.3	$1,399.5	$1,476.4
Total liabilities	$8,990.3	$2,453.4	$2,281.5	$1,881.7	$2,975.5
Shareholders’ equity	$74,731.1	$69,453.2	$67,506.1	$68,997.9	$70,085.4

The following items had a significant impact on our operations:

(a)
In fiscal 2019, due to land development activities at Sky Ranch, we recognized $12.0 million in revenue from lot sales and $3.4 million in revenue from the sale of water and wastewater taps. Our revenue from water sales increased by 2% to $4.7 million primarily related to industrial water sales. We invested $14.1 million in our water and wastewater systems, including $8.1 million for the wastewater facility at Sky Ranch and $3.5 million for a water right and land acquisition, $354,000 for the purchase of equipment and $17.7 million in Inventories for the development of our Sky Ranch property. During fiscal 2019, we had net sales or maturities of marketable securities of approximately $3.7 million. In addition, we released our valuation allowance on our net deferred tax assets and recognized a deferred tax benefit of $1,283,195.

(b)
In fiscal 2018, we invested $1.1 million in our water and wastewater systems, $1.8 million for the construction of pipelines, $5.3 million for the development of our Sky Ranch property, and $445,400 for the purchase of equipment. During fiscal 2019, we had net sales or maturities of marketable securities of approximately $11.4 million. Our revenue from water sales increased by 452% to $4.6 million primarily related to industrial water sales. In addition, we began construction on Sky Ranch and recognized $2.1 million in revenue from platted lot sales.

(c)
In fiscal 2017, we invested $2.5 million in our water and wastewater systems, $4.4 million for the construction of pipelines, $902,600 for the development of our Sky Ranch property, and $95,400 for the purchase of equipment. During fiscal 2017, we had sales or maturities of marketable securities of approximately $9.8 million.

(d)
In fiscal 2016, we invested $923,800 in our water and wastewater systems and $285,600 for planning and design of our Sky Ranch property. We also purchased three farms for approximately $450,300 in order to correct dry-up covenant issues related to water-only farms in order obtain the release of the escrow funds related to the Company’s farm sale to Arkansas River Farms, LLC.

(e)
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

Executive Summary – a summary of important financial metrics in fiscal 2019.

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

Executive Summary

Fiscal 2019 included the following notable items:

●	Total revenue increased by $13.4 million or 193% versus fiscal 2018 to $20.4 million due primarily to lot sales and water and wastewater tap fees
●	Net income increased by $4.4 million or 1,060% versus fiscal 2018 to $4.8 million.
●	Fully diluted earnings per common share for fiscal 2019 was $0.20 versus $0.02 for fiscal 2018.

In fiscal 2019, our revenue totaled $20.4 million primarily related to the closing of sales of 255 lots and 113 water and wastewater taps to our three home builder customers. We recognized $12 million in revenue from lot sales and $3.5 million in revenue from the sale of water and wastewater taps, compared to $2.2 million and $50,000, respectively, during fiscal 2018. As a result of the strong performance of our land development segment and the net tax benefit due to releasing our valuation allowance on our net deferred tax asset in 2019, net income increased to $4.8 million in fiscal 2019 compared to $414,700 in fiscal 2018 or an increase of 1,060%. Please see below for further discussion of our results.

Our Business

Pure Cycle Corporation is a Colorado corporation that operates in two business segments. We develop wholesale water and wastewater systems in the water-short Denver metropolitan area and are developing a Master Planned Community on approximately 930 acres of land located along the Interstate 70 corridor (“I-70”), approximately four miles south of Denver International Airport (“DIA”).  The Company has accumulated valuable water and land interests over the past 30 years and has developed an extensive network of wholesale water production, storage, treatment, and distribution systems, and wastewater collection and treatment systems which serve domestic, commercial and industrial customers in the Denver metropolitan region.  Our land assets are located in one of the most active development areas in the Denver metropolitan region along I-70.

Our operations are focused in two business segments: (i) providing wholesale water and wastewater services, and (ii) land development activities in which we serve as the Master Plan developer for approximately 930 acres of land known as Sky Ranch. The master plan includes a mix of 3,200 single-family and multifamily residential units and over 2 million square feet of commercial, retail, and industrial space.

Water and Wastewater Utilities

Water resources throughout the western United States and more prominently in Colorado are a scarce and valuable resource.  Our Company owns or controls a portfolio of approximately 29,200 acre feet of groundwater and surface water supplies, approximately 26,000 acre feet of adjudicated reservoir sites, two wastewater reclamation facilities, water treatment facilities, potable and raw water storage facilities, wells and water production facilities, and nearly 50 miles of water distribution and wastewater collection lines.  Our water supplies and wholesale facilities are located in southeast Denver, in Arapahoe County, an area which is limited in both water availability and infrastructure to produce, treat, store, and distribute water and wastewater, which we believe provides us with a unique competitive advantage offering these services.

We provide wholesale water and wastewater service to local governments, including the Rangeview District, Arapahoe County, the CAB, and Elbert 86 District. Our mission is to provide reliable, high quality water to our customers and collect and treat wastewater using advance water treatment systems, which produce high quality reclaimed water we can reuse for outdoor irrigation and industrial demands. By using and reusing our water supplies, we seek to demonstrate good stewardship over our valuable water rights in the water-scarce Denver, Colorado region.  We design, permit, construct, operate and maintain wholesale water and wastewater systems that we own or operate on behalf of governmental entities.  We also design, permit, construct, operate and maintain retail distribution and collection systems that we own or operate on behalf of our governmental customers. Additionally, we handle administrative functions, including meter reading, billing and collection of monthly water and wastewater revenues, regulatory water quality monitoring, sampling, testing, and reporting requirements to the Colorado Department of Public Health and Environment.

Our utility segment generates revenues from three sources: (i) tap fees, which are a one-time charge to home builders or businesses to connect to our water and wastewater systems, (ii) usage charges, which are monthly metered water and wastewater fees, and (iii) construction or special facility fees, which are specifically contracted for when necessary. We estimate that our water portfolio can provide service to approximately 60,000 single family connections (“SFEs”).  Our current water tap fee is $26,675 per SFE, and our wastewater tap fee is $4,659 per SFE.  On average, we generate annual revenue of approximately $1,000 per SFE water connection and $500 per SFE wastewater connection.  We provide potable water to nearly 460 SFE connections and domestic wastewater services to approximately 210 SFEs.

Industrial Frack Water Deliveries

In addition to our domestic customers, we provide raw water to industrial customers in the oil and gas industry for hydraulic fracturing.  Both our potable water and industrial water customers are located in southeastern Denver, where competing water supplies and water systems are limited, well positioning us to deliver these valuable services to our customers. Growth in the Denver area has trended east with significant activity occurring along the I-70 corridor, which enjoys excellent transportation infrastructure with I-70, rail access, and DIA. The region has significant employment centers, including DIA, the University of Colorado Anschutz Medical Campus, an Amazon fulfillment center, the Rocky Mountain Regional VA Medical Center, and more, creating demand for residential, retail, and commercial development opportunities.  The region has experienced significant oil and gas activity over the past seven years with multiple operators leasing more than 135,000 acres in and adjacent to our service area with more than 100 wells and miles of oil and gas collection lines.  The Company believes that its water resources, land and infrastructure are located in one of the most attractive areas of the Denver metropolitan region because it is well positioned for substantial growth over the next 30 years.

Land Development

We are developing an approximately 930-acre Master Planned Community along the I-70 corridor that is planned to include 3,200 single family and multifamily homes, parks, open spaces, trails, recreational centers, schools, and over 2 million square feet of retail, commercial and light industrial space just four miles south of DIA.  Our land development activities include the design, permitting, and construction of all of the horizontal infrastructure, including, storm water, drainage, roads, curb, sidewalks, parks, open space, trails and other infrastructure to deliver “ready to build” finished lots to home builders and commercial customers. Our land development activities generate revenue from the sale of finished lots as well as construction revenues from activities where we construct infrastructure on behalf of others. Land development revenues come from our home builder customers under specific agreements for the delivery of finished lots as well as reimbursements for the construction of public improvements, such as roads, curbs, storm water, drainage, sidewalks, parks, open space, trails etc., which come from the local governmental entity, the CAB, subject to the approval and issuance of municipal bonds to fund such reimbursements.

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

In June 2017, we entered into the Builder Contracts with three separate home builders (Richmond American Homes, Taylor Morrison, and KB Home) pursuant to which we agreed to sell, and the builders agreed to purchase, 506 total single-family, detached residential lots at the Sky Ranch property.

We are obligated, pursuant to the Builder Contracts to construct infrastructure and other improvements, such as roads, curbs and gutters, park amenities, sidewalks, street and traffic signs, water and sanitary sewer mains and stubs, storm water management facilities, and lot grading improvements for delivery of finished lots to each builder. Pursuant to the Builder Contracts, we must cause the Rangeview District to install and construct off-site infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities) for the provision of water and wastewater service to the property. In conjunction with approvals from Arapahoe County for the Sky Ranch project, we together with the Rangeview District and/or Sky Ranch Districts and/or the CAB are obligated to maintain a deposit account with Arapahoe County to ensure completion of the off-site infrastructure improvements. Approximately $1,000,000 remains on deposit. We have substantially completed all of the off-site infrastructure improvements for the initial 506 residential lots. We have financed the obligations of the Rangeview District and the Sky Ranch Districts (through the CAB) as described in Note 14 – Related Party Transactions to the accompanying consolidated financial statements.

We estimate that the development of the finished lots for the first phase (506 lots) of Sky Ranch will require total capital of approximately $35 million, which includes estimated reimbursable costs of approximately $29 million that will be reimbursable to us by the CAB from the anticipated sale of the municipal bonds. Lot sales to home builders will generate approximately $36 million in revenues, providing a margin on lots of approximately $1 million prior to receipt of reimbursable costs, as discussed above. The Company and the CAB have agreed that no payment is required by the CAB with respect to reimbursable costs unless and until the CAB and/or the Sky Ranch Districts issue municipal bonds in an amount sufficient to reimburse us for all or a portion of advances provided or expenses incurred for reimbursables. Due to this contingency, reimbursable costs are currently included in Inventories and subsequently expensed through Land development construction costs until the point in time when bonds are issued and the CAB reimburses us for the public improvements. At that point, the portion of the reimbursable costs repaid will be recorded as a note receivable and will reduce any remaining capitalized expenses. Any reimbursable costs repaid in excess of capitalized expenses will be recognized as other income. The costs of developing lots and revenues from the sales of finished lots are expected to be incurred over several quarters, and the timing of cash flows will include certain milestone deliveries, including, but not limited to, completion of governmental approvals, installation of improvements, and completion of lot deliveries.

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

Revenue Recognition

Our revenues from our water and wastewater utility services consist mainly of monthly wholesale water usage and wastewater treatment fees, tap fees and construction fees/Special Facility funding, and consulting fees.  Our revenues from land development services consist mainly of lot sales and project management service fees. As further described in Note 2 – Summary of Significant Accounting Policies to the accompanying financial statements, proceeds from monthly water usage fees, monthly wastewater treatment fees, and consulting fees are recognized in income each month as earned. Revenue from payments associated with lot sales are deferred until delivery of and final payment for the finished lot. Project management service fees will be recognized when the CAB and/or the Sky Ranch Districts issue municipal bonds and reimburse the Company for reimbursable costs, including project management service fees. The portion of such fees repaid will be recognized as other income.

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

Consulting fees are fees we receive, typically on a monthly basis, from municipalities and area water providers, for contract operations services. Consulting fees are recognized monthly over time as the services are consumed based on a flat monthly fee plus charges for additional work performed.

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

We act as the project manager and provide any and all services required to deliver eligible improvements for the CAB. The project management fee is five percent (5%) of actual construction costs of CAB-eligible improvements. The Company and the CAB have agreed that no payment is required by the CAB with respect to project management fees unless and until the CAB and/or the Sky Ranch Districts issue municipal bonds in an amount sufficient to reimburse us for all or a portion of advances provided or expenses incurred for reimbursables. Due to this contingency, the project management fees are being accrued to revenue with a corresponding allowance until the point in time when bonds are issued and the CAB reimburses us for the public improvements. At that point, the portion of the project management fees repaid will be recorded as a note receivable and will be recognized as other income.

Other Revenue

Up-front payments we received pursuant to the Bison Lease and the OGOA are recognized as other income on a straight-line basis over the initial term or extension of term, as applicable, of the leases.

Impairment of Water Assets and Other Long-Lived Assets

We review our long-lived assets for impairment whenever management believes events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to estimated future undiscounted net cash flows we expect to be generated by the eventual use of the asset. If such assets are considered to be impaired and therefore the costs of the assets deemed to be unrecoverable, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Our water assets will be utilized in the provision of water services, which inevitably will encompass many housing and economic cycles. Our water supplies are legally decreed for use through the water court. The water court decree allocates a specific amount of water (subject to continued beneficial use) for municipal and industrial uses.

Our Water Assets – We determine the undiscounted cash flows for our water assets by estimating tap sales to potential new developments in our service areas and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service areas and the Front Range, actual future tap fees, and actual future operating costs inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. The most significant factor impacting our future estimated cash flows from our water and wastewater segment are the amount of SFEs that come online and begin to generate revenue for us. We performed an impairment analysis as of August 31, 2019, and determined that there were no material changes and that our water assets are not impaired and their costs are deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have agreements to provide water services utilizing water rights owned by us (e.g., Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. Our combined Rangeview Water Supply and Sky Ranch water assets have a carrying value of approximately $49.2 million as of August 31, 2019. Based on the carrying value of our water rights, the long-term and uncertain nature of any development plans, current tap fees of $26,675 and estimated gross margins, we estimate that we would need to add approximately 1,850 new water connections (requiring 7% of our portfolio) to generate net revenues sufficient to recover the costs of our Rangeview Water Supply and Sky Ranch water. If tap fees increase 5%, we would need to add approximately 1,750 new water taps (requiring 7% of our portfolio) to recover the costs of our Rangeview Water Supply and Sky Ranch water. If tap fees decrease 5%, we would need to add approximately 1,940 new water taps (requiring 7% of our portfolio) to recover the costs of our Rangeview Water Supply and Sky Ranch water.

Although the timing of actual new home development throughout the Front Range will impact our tap sale projections, it will not alter our water ownership, our service obligations to existing properties or the number of SFEs we can service.

Our Land Development Assets – We determine the undiscounted cash flows from lot sales, defined under our Builder Contracts, using the costs incurred to date and estimated costs to build the remaining infrastructure for delivery of finished lots over an estimated development period. Our impairment analysis is based on comparing the lot sale price under our Builder Contracts, together with qualified reimbursables, with the cost to deliver the finished lots. Our Sky Ranch land assets under development, shown as Inventories on our balance sheet, have a carrying value of $11.6 million as of August 31, 2019. Based on the carrying value of our land inventories and the estimated costs to complete finished lots, compared to revenue generated from lot sales and reimbursables, we estimate that we generate net revenues sufficient to recover the costs of our land development activities. If our costs increase 5% and our lot sale revenues remain the same pursuant to our agreements, we estimate that our recoverable reimbursable costs would increase 2.5% and that we would generate net revenues sufficient to recover the costs of our land development activities.

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

Results of Operations

Executive Summary

The results of our operations for the fiscal years ended August 31, 2019 and 2018 were as follows:

Table E – Summary of Results of Operations

			Change
	Fiscal Years Ended August 31,		2019 versus 2018
	2019	2018	$	%
Millions of gallons of water delivered	356.3	406.6	(50.3)	(12)%
Water revenues generated	$4,654,400	$4,555,900	$98,500	2%
Water and wastewater tap fee revenue	3,544,700	49,900	3,494,800	7,004%
Water delivery operating costs incurred (excluding depreciation and depletion)	$1,502,400	$1,379,600	$122,800	9%
Water delivery gross margin %	68%	70%

Wastewater treatment revenues	$35,800	$46,200	$(10,400)	(23)%
Wastewater treatment operating costs incurred	$28,000	$28,400	$(400)	(1)%
Wastewater treatment gross margin %	22%	39%

Lot fee revenue	$11,956,000	$2,139,000	$9,817,000	459%
Lot fee construction costs incurred	$11,305,000	$2,013,800	$9,291,200	461%
Lot fee gross margin %	5%	6%
Other income	$170,600	$168,200	$2,400	1%
Other income costs incurred	$140,100	$88,300	$51,800	59%
Other income gross margin %	18%	48%

General and administrative expenses	$3,106,500	$2,855,100	$251,400	9%

Income (loss) from continuing operations	$3,528,000	$132,700	$3,395,300	2,559%
(Loss) income from discontinued operations	$—	$—	$—	0%
Net income (loss)	$4,811,100	$414,700	$4,396,400	1,060%

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

Water and Wastewater Revenues – Our water deliveries decreased 12% in fiscal 2019 compared to fiscal 2018. Water revenues increased 2% in fiscal 2019 compared to fiscal 2018. The changes in deliveries were primarily due to a decline in demand for water  used in oil and gas activities – namely, fracking wells drilled into the Niobrara Formation. The changes in revenues were primarily due to an increase in the rate per barrel for our industrial water customers. The following table details the sources of our water sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for fiscal 2019 and fiscal 2018.

Table F – Water Revenue Summary

	2019			2018
Customer Type	Sales (in thousands)	kgal	Average per kgal	Sales (in thousands)	kgal	Average per kgal
On-Site	$180.4	28,925.7	$6.24	$250.0	55,287.7	$4.52
Export-Commercial	68.0	7,350.7	9.25	141.9	13,998.8	10.14
Wild Pointe	160.7	21,113.9	7.61	119.7	25,052.4	4.78
Sky Ranch	7.0	901.7	7.76	—	—	—
Industrial/Fracking	4,238.3	298,014.0	14.22	4,044.3	312,216.7	12.95
	$4,654.4	356,306.0	$13.06	$4,555.9	406,555.6	$11.21

Our gross margin on delivering water (not including depletion charges) was 68% in fiscal 2019 and 70% in fiscal 2018. The changes in our gross margins were due to changes in demand related to water sales to the fracking industry and our ability to offset the ECCV system costs with increased water deliveries in fiscal 2019 and fiscal 2018.

Our wastewater revenues decreased 23% in fiscal 2019 compared to fiscal 2018. Wastewater revenues fluctuations result from demand changes from our only customer.

We sold 113 water and wastewater taps at Sky Ranch and one commercial water tap at Wild Pointe during fiscal 2019, which generated revenues of approximately $3,544,700. We sold two water taps during fiscal 2018, which generated revenues of approximately $49,900.

No Special Facilities revenue has been recognized during the fiscal year ended August 31, 2019 and 2018.

Our consulting fees for the fiscal years ended August 31, 2019 and 2018 were $158,600 and $142,700, respectively, and are recognized upon the rendering of our services. Our consulting fees increased 11% in fiscal 2019 compared to fiscal 2018. The increase in fees during fiscal 2019 is due to higher consulting billings from water systems we managed in fiscal 2019 compared to fiscal 2018. Our margins have fluctuated as we allocated additional staff costs to system management.

Land Development Revenues – We broke ground on our first phase of Sky Ranch in March of 2018 and through the fiscal year ended August 31, 2019, we completed and sold to our home builder customers 255 finished lots, receiving total payments of $18.1 million, of which $15.6 million and $2.5 million was received in fiscal 2019 and 2018, respectively, and recognized revenues of $12.0 million and $2.1 million in fiscal years 2019 and 2018, respectively. Additionally, we have completed improvements (including over lot grading, water, sewer, storm water), off-site improvements (including drainage), and our entry roadway (Monahan Road), for the remaining 251 lots, and carry those investments, totaling $11.6 million in Inventories in our financial statements. We are working with each of our home builder customers to deliver the remaining finished lots in advance of their original contract delivery deadlines by the end of fiscal year 2020. As of October 31, 2019, 122 building permits have been issued for the construction of homes within the Development and 11 certificates of occupancy have been issued relating to homes within the Development.

We act as the project manager and provide any and all services required to deliver eligible improvements for the CAB. The project management fee is five percent (5%) of actual construction costs of CAB-eligible improvements. The Company and the CAB have agreed that no payment is required by the CAB with respect to project management fees unless and until the CAB and/or the Sky Ranch Districts issue municipal bonds in an amount sufficient to reimburse us for all or a portion of advances provided or expenses incurred for reimbursables. Due to this contingency, the project management fees are being accrued to revenue with a corresponding allowance until the point in time when bonds are issued and the CAB reimburses us for the public improvements. At that point, the portion of the project management fees repaid will be recorded as a note receivable and will be recognized as other income. We have accrued $860,300 in project management services as of August 31, 2019.

General and Administrative Expenses

Table G details significant items, and changes, included in our General and Administrative Expenses (“G&A Expenses”) as well as the impact that share-based compensation has on our G&A Expenses for the fiscal years ended August 31, 2019 and 2018, respectively.

Table G – G&A Expenses

	For the Fiscal Years Ended August 31,		Change
			2019 versus 2018
	2019	2018	$	%
Significant G&A Expense items:
Salary and salary-related expenses	$1,530,700	$1,387,500	$143,200	10%
Share-based compensation	336,200	324,800	11,400	4%
Professional fees	458,200	335,500	122,700	37%
Fees paid to directors including insurance	199,900	164,800	35,100	21%
Insurance	52,700	40,900	11,800	29%
Public entity-related expenses	118,400	115,800	2,600	2%
Consulting fees	24,400	41,300	(16,900)	(41)%
Property taxes	8,200	17,700	(9,500)	(54)%
Other	377,800	426,800	(49,000)	(11)%
G&A Expenses as reported	$3,106,500	$2,855,100	$251,400	9%

Salary and Salary-Related Expenses – Salary and salary-related expenses increased by 10% during fiscal 2019 as compared to fiscal 2018. The increase in fiscal 2019 compared to fiscal 2018 was the result of the increase from 19 to 29 employees to manage the development of our Sky Ranch property and our water and wastewater systems. Share-based compensation expense increased 4% during fiscal 2019 compared to fiscal 2018 as a result of an increase in the fair value of stock option grants to non-employee members of the board of directors and employees.

Professional Fees (mainly legal and accounting fees) – Professional fees increased 37% during fiscal 2019 compared to fiscal 2018. The increase was primarily the result of higher general legal fees due to the builder contracts related to the Sky Ranch development, water service contracts and CAB contracts in fiscal 2019 compared to fiscal 2018.

Fees Paid to Our Board of Directors – Fees for our board in fiscal 2019 include $61,100 for premiums related to our directors and officers insurance policy (this amount increased by $1,200 from fiscal 2018). The remaining fiscal 2019 fees of $138,800 represent amounts accrued to our board members for annual service, meeting attendance fees and travel expenses, which were higher than in fiscal 2018 due to additional board meetings in fiscal 2019. Fees for our board in fiscal 2018 include $59,900 for premiums related to our directors and officers insurance policy. The remaining fiscal 2018 fees of $104,900 represent amounts accrued to our board members for annual service, meeting attendance fees and travel expenses.

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

Consulting Fees – Consulting fees for fiscal 2019 consisted of $4,000 for employee procurement fees and other services, $11,600 for information technology services and $8,800 for board advisory services related to the development of the Sky Ranch water agreements. Consulting fees for fiscal 2018 consisted of $33,800 for employee procurement fees and other services, $5,000 for professional services and $2,500 for board advisory services related to the development of the Sky Ranch water agreements.

Property Taxes – Our property taxes in fiscal 2019 relate to our 40 acres of land that comprise the boundaries of the Rangeview District and were approximately $8,200. Property taxes related to our Sky Ranch property in fiscal 2019 were expensed in Lot fee construction costs. Our property taxes in fiscal 2018 relate to our property at the Rangeview District and our Sky Ranch property and were approximately $17,700. These taxes are based on estimated taxes paid in arrears and vary slightly from year to year based on actual assessments.

Other Expenses – Other expenses include typical operating expenses related to the maintenance of our office, business development, travel, and funding provided to the Rangeview District and the Sky Ranch Districts. Other expenses decreased 11% during fiscal 2019 compared to fiscal 2018. The changes were primarily the result of the timing of various expenses.

Other Income and Expense Items

Table H – Other Items

			Change
	For the Fiscal Years Ended August 31,		2019 versus 2018
	2019	2018	$	%
Other income items:
Oil and gas lease income, net	$55,700	$51,100	$4,600	9%
Oil and gas royalty income, net	$148,300	$191,300	$(43,000)	(22)%
Interest income	$298,600	$206,100	$92,500	45%
Other	$26,600	$(7,100)	$33,700	475%

The $55,700 and $51,100 of oil and gas lease payments recognized in fiscal 2019 and fiscal 2018, respectively, primarily represent the deferred recognition of the up-front payment of $167,200 that we received in September 2017 upon entering into the Bison Lease, which payment is being recognized in income over the three year term of the Bison Lease. In July 2019, we received a payment of $573,700 for the OGOA for three years through July 2022. We recognized $26,200 in fiscal 2019 related to the up-front payment received pursuant to the OGOA.

The oil and gas royalty income represents amounts received pursuant to the O&G Lease. The amounts for fiscal 2019 and 2018 include royalties of each well from August 16th through August 15th, during each year, respectively. The first well (referred to as “Sky Ranch” in the chart below) generated oil and gas royalty income of approximately $108,000 and $163,200, 20% (net of taxes), based on the Company’s 3/8ths interest of the total production of this 1,280-acre pooled mineral estate during the fiscal years ended August 31, 2019 and 2018, respectively. This 10,000-foot horizontal well recorded production of approximately 28,400 and 40,000 barrels of oil for the fiscal years ended August 31, 2019 and 2018, respectively. The second well (referred to as “Property” in the chart below) generated oil and gas royalty income of approximately $18,000 and $40,400, 20% (net of taxes), based on the Company’s 1/8ths interest of the total production of this 1,280-acre pooled mineral estate during the fiscal years ended August 31, 2019 and 2018, respectively. This 10,000-foot horizontal well recorded production of approximately 22,200 and 31,200 barrels of oil for the fiscal years ended August 31, 2019 and 2018, respectively. The following charts detail well production and oil and gas royalties during fiscal 2018 and fiscal 2019.

Natural Gas Liquids (“NGL”)  -  are hydrocarbons in the same family of molecules as natural gas and crude oil, composed exclusively of carbon and hydrogen.

Interest income represents interest earned on investment of capital in cash equivalents or debt securities and interest accrued on the notes receivable from the Rangeview District. The higher level of interest income in fiscal 2019 compared to fiscal 2018 was primarily attributable to interest rates on investments and timing of the maturity of the investments.

Other represents income we received for various easements and the construction of infrastructure for the oil and gas industry, which is partially offset by other non-operational expenses.

Liquidity, Capital Resources and Financial Position

At August 31, 2019, our working capital, defined as current assets less current liabilities, was $15.2 million, which includes $9.7 million in cash and cash equivalents, including investments with a maturity of less than 90 days. We believe that as of August 31, 2019 and as of the date of the filing of this Annual Report on Form 10-K, we had and have sufficient working capital to fund our operations for the subsequent 12 months. We manage our capital investments in the construction of finished lots for our home builder customers to match contractual purchases required by each builder agreement. We authorize specific contracts in phases to assure adequate capital resources for the delivery of lots to our home builder customers. By way of an example, we have invested approximately $25 million into constructing the first 255 lots at Sky Ranch.  We have received approximately $18.1 million from the sale of the lots. We seek to match completion of any new investment into lots concurrent with the contract delivery payment from our builders for such lots. On October 25, 2019, the CAB filed a preliminary offering memorandum for the offering and issuance of tax-exempt, fixed rate senior bonds in the aggregate principal amount of approximately $10,820,000 and tax-exempt, fixed-rate subordinate bonds in the aggregate principal amount of approximately $1,765,000. The issuance of the bonds will be dependent of market conditions and market demand for general obligation municipal bonds. The offering is intended to satisfy a portion of the CAB’s obligations to reimburse us for the construction of infrastructure and other improvements at Sky Ranch. As of August 31, 2019, we have advanced the CAB approximately $20 million that we expect will be reimbursable by the CAB. We anticipate funding our working capital needs primarily from cash receipts from the sale of lots and water and wastewater taps in fiscal 2020 and do not expect to be dependent on the receipt of the bond proceeds.

ECCV Capacity Operating System

In May 2012, we entered into an agreement to operate and maintain certain wells and transmission lines, the ECCV facilities, allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our cost associated with the use of the ECCV system is a flat monthly fee of $8,000 per month from January 1, 2013 through December 31, 2020 and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers.

South Metropolitan Water Supply Authority and WISE

SMWSA is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of water supplies on behalf of its members, including the Rangeview District. SMWSA members include 14 Denver area water providers in Arapahoe and Douglas Counties.   Pursuant to certain agreements between the Company and the Rangeview District, we agreed to provide funding to enable the Rangeview District to acquire rights to water projects undertaken by SMWSA, including the WISE water supply, which provides for the purchase and construction of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the Rangeview District and the other nine members of the SMWA, Denver Water and Aurora Water. In exchange for funding the Rangeview District’s obligations in WISE, we have the sole right to use and reuse the Rangeview District’s approximate 7% share of the WISE water and infrastructure to provide water service to the Rangeview District’s customers and to receive the revenue from such service. Our current WISE subscription entitles us to approximately three million gallons per day of transmission pipeline capacity and 500 acre feet per year of water. In accordance with financing agreements, to date we have provided approximately $3.5 million of financing to the Rangeview District to fund its obligation to purchase infrastructure for WISE, its obligations related to SMWSA, and the construction of a connection to the WISE system. We anticipate that we will be spending approximately $3.0 million in connection with this system during fiscal 2020 and $4.0 million in total for the fiscal years 2021 through 2024 to fund the Rangeview District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE.

Summary Cash Flows Table

Table I – Summary Cash Flows

			Change
	For the Fiscal Years Ended August 31,		2019 versus 2018
	2019	2018	$	%
Cash (used in) provided by:
Operating activities	$3,530,500	$500	$3,530,000	706,000%
Investing activities	$(10,803,800)	$5,700,800	$(16,504,600)	(290)%
Financing activities	$186,200	$288,000	$(101,800)	(35)%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services, costs incurred in the delivery of those services, G&A Expenses, and depletion/depreciation expenses.

Cash provided by operations in fiscal 2019 increased by approximately $3.5 million as compared to fiscal 2018, which was primarily the result of payments received relating to milestone payments from two builders at Sky Ranch that have been deferred, an upfront payment for industrial water and a payment for the OGOA that has been deferred, offset by increases in inventories related to the construction activities of Sky Ranch, and the payment of approximately $1.0 million for a collateral deposit paid to the Arapahoe County in connection with the grading, erosion and sediment control permit application for Sky Ranch, anticipated to be refunded by 2021 coupled with the increase net income due primarily to recognized revenue from water and wastewater tap fees of $3.5 million. Tap fee revenue in 2018 was approximately $50,000.

Changes in Investing Activities – Investing activities in fiscal 2019 consisted of the sale and maturity of debt securities of approximately $56 million offset by the purchase of approximately $52 million in securities, the investment in our water system of approximately $14.1 million, and the purchase of equipment of $354,000. Investing activities in fiscal 2018 consisted of the sale and maturity of debt securities of approximately $34 million, offset by the purchase of approximately $23 million in securities, the investment in our water system of approximately $1.3 million, and the purchase of equipment of $445,300.

Changes in Financing Activities – Financing activities in 2019 consisted of proceeds from the exercise of stock options of $193,100, offset by a payment to contingent liability holders of $6,900. Financing activities in 2018 consisted of the receipt of payment on a note receivable of $215,500 from a Sky Ranch District and proceeds from the exercise of stock options of $75,000, offset by a payment to contingent liability holders of $2,500.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist entirely of the contingent portion of the Comprehensive Amendment Agreement No. 1 (the “CAA”), which is $655,400, as described in Note 5 – Participating Interests in Export Water to the accompanying financial statements. The contingent liability is not reflected on our balance sheet because the obligation to pay the CAA is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.

Recently Adopted and Issued Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to the accompanying financial statements for recently adopted and issued accounting pronouncements.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Pure Cycle Corporation:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pure Cycle Corporation (the “Company”) as of August 31, 2019 and 2018, the related statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the two-year period ended August 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the Company’s internal control over financial reporting as of August 31, 2019, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated November 12, 2019, expresses an adverse opinion.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Plante & Moran PLLC

We have served as the Company’s auditor since 2017.

Boulder, CO
November 12, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Pure Cycle Corporation

Adverse Opinion on Internal Control over Financial Reporting

We have audited Pure Cycle Corporation’s (the Company’s) internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

The control surrounding identification of accruals of costs incurred from related parties was not operating effectively to ensure that transactions were properly recorded in a timely manner. Additionally, the Company does not have adequate controls in place around preparation of the income tax provision.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated November 12, 2019, on those financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets and the related statements of income, comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated November 12, 2019, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Plante & Moran PLLC

Boulder, CO
November 12, 2019

PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:	August 31, 2019	August 31, 2018
Current Assets:
Cash and cash equivalents	$4,478,020	$11,565,038
Short-term investments	5,188,813	8,717,967
Trade accounts receivable, net	1,099,631	1,067,268
Prepaid expenses and deposits	1,016,751	1,372,886
Inventories	11,613,112	5,195,059
Taxes receivable	141,410	—
Total current assets	23,537,737	27,918,218

Long-term investments	—	190,370
Investments in water and water systems, net	50,270,310	36,721,884
Land and mineral interests	5,104,477	4,659,569
Notes receivable – related parties, including accrued interest	988,381	906,199
Other assets	1,945,202	777,734
Long-term land investment	450,641	450,641
Deferred tax asset	1,283,246	282,000
Taxes receivable	141,410	—
Total assets	$83,721,404	$71,906,615

LIABILITIES:
Current liabilities:
Accounts payable	170,822	787,662
Accrued liabilities	3,428,418	849,538
Deferred revenues	3,991,535	361,050
Deferred oil and gas lease and water sales payment	706,464	55,733
Total current liabilities	8,297,239	2,053,983

Deferred oil and gas lease and water sales payment, less current portion	360,884	60,378
Participating Interests in Export Water Supply	332,140	339,035
Total liabilities	8,990,264	2,453,396

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B – par value $.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 23,826,598 and 23,764,098 shares issued and outstanding, respectively	79,427	79,218
Collateral stock	—	—
Additional paid-in capital	172,360,413	171,831,293
Accumulated other comprehensive income	3,891	66,446
Accumulated deficit	(97,713,023)	(102,524,171)
Total shareholders’ equity	74,731,141	69,453,219
Total liabilities and shareholders’ equity	$83,721,404	$71,906,615

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Fiscal Years Ended August 31,
	2019	2018
Revenues:
Metered water usage	$4,654,344	$4,555,912
Wastewater treatment fees	35,818	46,199
Special facility funding recognized	—	—
Water tap fees recognized	3,544,737	49,948
Lot sales	11,955,989	2,138,950
Other income	170,621	168,190
Total revenues	20,361,509	6,959,199

Expenses:
Water service operations	(1,502,370)	(1,379,644)
Wastewater service operations	(28,020)	(28,350)
Land development construction costs	(11,304,962)	(2,013,840)
Other	(140,118)	(88,318)
Depletion and depreciation	(968,229)	(651,449)
Total cost of revenues	(13,943,699)	(4,161,601)
Gross profit	6,417,810	2,797,598

General and administrative expenses	(3,106,548)	(2,855,095)
Depreciation	(312,602)	(251,230)
Operating income (loss)	2,998,661	(308,727)

Other income (expense):
Oil and gas lease income, net	55,733	51,089
Oil and gas royalty income, net	148,327	191,309
Interest income	298,605	206,138
Other	26,627	(7,129)
Net income before taxes	3,527,953	132,680
Income tax benefit	1,283,195	282,000
Net income	$4,811,148	$414,680
Unrealized holding (losses) gains	(62,556)	77,551
Total comprehensive income	$4,748,592	$492,231

Basic and diluted net income per common share	$0.20	$0.02

Weighted average common shares outstanding – basic	23,795,973	23,760,765
Weighted average common shares outstanding – diluted	24,002,836	23,930,535

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
August 31, 2017 balance:	432,513	433	23,754,098	79,185	171,431,486	(11,105)	(103,993,900)	67,506,099
Share-based compensation	—	—	—	—	324,840	—	—	324,840
Exercise of options	—	—	10,000	33	74,967	—	—	75,000
Adoption of accounting standards	—	—	—	—	—	—	1,055,049	1,055,049
Net income	—	—	—	—	—	—	414,680	414,680
Unrealized holding gain on investments	—	—	—	—	—	77,551	—	77,551
August 31, 2018 balance:	432,513	433	23,764,098	79,218	171,831,293	66,446	(102,524,171)	69,453,219
Share-based compensation	—	—	—	—	336,228	—	—	336,228
Exercise of options	—	—	62,500	209	192,892	—	—	193,101
Net income	—	—	—	—	—	—	4,811,148	4,811,148
Unrealized holding loss on investments	—	—	—	—	—	(62,556)	—	(62,556)
August 31, 2019 balance:	432,513	$433	23,826,598	$79,427	$172,360,413	$3,891	$(97,713,023)	$74,731,141

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended August 31,
	2019	2018
Cash flows from operating activities:
Net income	$4,811,148	$414,680
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Share-based compensation expense	336,228	324,840
Depreciation and depletion	1,280,830	902,676
Bad debt (recovery) expense	(37,233)	79,860
Investment in Well Enhancement and Recovery Systems LLC	6,601	10,490
Interest income and other non-cash items	(420)	(2,366)
Interest added to receivable from related parties	(41,776)	(17,728)
Deferred income taxes	(1,284,066)	—
Changes in operating assets and liabilities:
Inventories	(5,018,452)	(1,217,292)
Trade accounts receivable	4,870	(369,923)
Prepaid expenses and other assets	(700,063)	(959,394)
Note receivable – related parties	(40,406)	(110,161)
Accounts payable and accrued liabilities	(368,456)	750,078
Income taxes	—	(282,000)
Deferred revenues	3,630,485	360,611
Deferred income – oil and gas lease	951,237	116,111
Net cash provided by operating activities	3,530,527	482

Cash flows from investing activities:
Investments in water, water systems and land	(14,106,724)	(1,046,911)
Investments in Sky Ranch pipeline	—	(241,819)
Investments in Sky Ranch land development	—	(3,977,767)
Sales and maturities of marketable securities	55,697,933	34,057,552
Purchase of short-term investments	(52,040,964)	(22,645,017)
Purchase of long-term investments	—	—
Purchase of property and equipment	(353,996)	(445,286)
Net cash (used in) provided by investing activities	(10,803,751)	5,700,752

Cash flows from financing activities:
Proceeds from note receivable – related parties	—	215,504
Proceeds from exercise of options	193,101	75,000
Payment to contingent liability holders	(6,896)	(2,523)
Net cash provided in financing activities	186,205	287,981

Net change in cash and cash equivalents	(7,087,019)	5,989,215
Cash and cash equivalents – beginning of year	11,565,038	5,575,823
Cash and cash equivalents – end of year	$4,478,019	$11,565,038

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Inventories included in accounts payable and accrued liabilities	$1,399,602	$—
Investments in water, water systems and land included in accounts payable and accrued liabilities	$930,895	$—
Transfer of income taxes to income taxes receivable	$282,820	$—
Transfer of prepaid asset to other asset	—	89,609
Transfer of land and development costs to inventory	$—	$3,977,767

See accompanying Notes to Financial Statements

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2019 and 2018

NOTE 1 – ORGANIZATION

Pure Cycle Corporation (the “Company”) was incorporated in Delaware in 1976 and reincorporated in Colorado in 2008. The Company operates in two business segments; (i) developing wholesale water and wastewater systems in the water-short Denver metropolitan area, and (ii) developing a Master Planned Community on approximately 930 acres of land located along the Interstate 70 corridor (“I-70”), approximately four miles south of Denver International Airport (“DIA”), which is planned to include a mix of 3,200 single-family and multifamily residential units and over 2 million square feet of commercial, retail, and industrial space. The Company has accumulated valuable water and land interests over the past 30 years and has developed an extensive network of wholesale water production, storage, treatment, and distribution systems, and wastewater collection and treatment systems which serve domestic, commercial and industrial customers in the Denver metropolitan region. The Company's land assets are located in one of the most active development areas in the Denver metropolitan region along I-70.

As of August 31, 2019, the Company had approximately $15.2 million of working capital, which included approximately $9.7 million of cash and cash equivalents, including investments with maturities less than 90 days.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Pure Cycle Corporation and its majority-owned and controlled subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used to account for certain items such as revenue recognition, reimbursable costs and expenses, costs of revenue for lot sales, share-based compensation, deferred tax asset valuation, and the useful lives of assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a reputable financial institution and U.S. Treasury debt securities. At various times during the fiscal year ended August 31, 2019, the Company’s main operating account exceeded federally insured limits. The Company has never suffered a loss due to such excess balance.

Land Development Inventories

Inventories primarily include land held for development and sale. Inventories are stated at cost. Capitalized lot development costs at Sky Ranch are costs incurred to construct lots at Sky Ranch that meet the Company’s capitalization criteria for improvements to a lot and are capitalized as incurred. The Company capitalizes certain legal, engineering, design, permitting, land acquisition, and construction costs related to the development of lots at Sky Ranch. The Company uses the specific identification method for the purpose of accumulating land development costs and allocates costs to each lot to determine the cost basis for each lot sale. The Company records all land cost of sales over time based on inputs of costs incurred to date to total estimated costs to complete.

In accordance with Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment (“ASC 360”), the Company values land held for sale at the lower of the carrying value or net realizable value. In determining net realizable value, the Company primarily relies upon the most recent negotiated price that is a Level 2 input (see Note 3 – Fair Value Measurements for definitions of fair value inputs). If a negotiated price is not available, the Company will consider several factors, including, but not limited to, current market conditions, recent comparable sales transactions and market analysis studies. If the net realizable value is lower than the current carrying value, the land is written down to its estimated net realizable value.

Investments

Management determines the appropriate classification of its investments in certificates of deposit and treasury securities at the time of purchase and reevaluates such determinations each reporting period.

Certificates of deposit and debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. The Company has $192,800 of investments classified as held-to-maturity at August 31, 2019, which represent certificates of deposit that mature within 12 months and are, therefore, classified as short-term. Securities that the Company does not have the positive intent or ability to hold to maturity, including debt securities, are classified as available for sale securities and reported at their fair value. Changes in value on such securities are recorded as a component of Accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. The Company’s treasury securities are typically 30-day maturities.

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

Trade Accounts Receivable – The Company records accounts receivable net of allowances for uncollectible accounts and the carrying value approximate fair value due to the short-term nature of the receivables.

Investments – The carrying amounts of investments approximate fair value. Investments are described further in Note 3 – Fair Value Measurements.

Accounts Payable – The carrying amounts of accounts payable approximate fair value due to the relatively short period to maturity for these instruments.

Long-Term Financial Liabilities – The Comprehensive Amendment Agreement No. 1 (the “CAA”) is comprised of a recorded balance and an off-balance sheet or “contingent” obligation associated with the Company’s acquisition of its “Rangeview Water Supply” (as defined in Note 4 – Water and Land Assets). The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (as defined in Note 4 – Water and Land Assets). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a readily determinable fair value. The CAA is described further in Note 5 – Participating Interests in Export Water.

Notes Receivable – Related Parties – The carrying amounts of the Notes receivable – related parties (including with the Rangeview Metropolitan District (the “Rangeview District”) and the Sky Ranch Community Authority Board (the “CAB”)) approximate their fair value because the interest rates on the notes approximate market rates.

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

Cash Flows

The Company did not have any debt during the fiscal years ended August 31, 2019 and 2018, and therefore did not pay any interest during the fiscal years ended August 31, 2019 and 2018.

The Company did not pay any income taxes during the fiscal year ended August 31, 2018.

Trade Accounts Receivable

The Company records accounts receivable net of allowances for uncollectible accounts. The Company has not recorded an allowance for uncollectible accounts in receivables from continuing operations for either of the periods ended August 31, 2019 or 2018. The allowance for uncollectible accounts was determined based on a specific review of all past due accounts.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the eventual use of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company determined that no indicators were noted which would result in an impairment of the Company’s long-lived assets for the period ended August 31, 2019 and 2018.

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

Wholesale Water and Wastewater Fees

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

The Company delivered 356.1 million and 406.6 million gallons of water to customers during the years ended August 31, 2019 and 2018, respectively, of which 84% and 77% was used for oil and gas exploration, respectively.

The Company recognizes wastewater treatment revenues monthly based on a flat monthly fee and actual usage charges. The monthly wastewater treatment fees are shown net of amounts retained by the Rangeview District. Costs of delivering water and providing wastewater service to customers are recognized as incurred.

(ii)
Water and wastewater tap fees and construction fees/Special Facility funding – The Company has various water and wastewater service agreements, components of which may include payment of tap fees. A tap fee constitutes a right to connect to the Company’s wholesale water and wastewater systems through a service line to a residential or commercial building or property, and once granted, the customer may make a physical tap into the wholesale line(s) to connect its property for water and/or wastewater service. Once connected to the water and/or wastewater systems, the customer has live service to receive metered water deliveries from the Company’s system and send wastewater into the Company’s system. Thus, the customer has full control of the connection right as it has the ability to obtain all of the benefits from this right. As such, management has determined that tap fees are separate and distinct performance obligations.

The Company recognizes water and wastewater tap fee revenues at the time the Company grants a right for the customer to connect to the water or wastewater service line to obtain service. The Company recognized $3,018,300 and $49,900 of water tap fee revenues during the years ended August 31, 2019 and 2018, respectively. The water tap fees recognized are based on the amounts billed to the Rangeview District and any amounts paid to third parties pursuant to the CAA as further described in Note 7 – Long-Term Obligations and Operating Lease. The Company recognized $526,400 of wastewater tap fees during the year ended August 31, 2019. No wastewater taps were sold during the year ended August 31, 2018.

The Company recognizes construction fees, including fees received to construct “Special Facilities,” over time as the construction is completed because the customer is generally able to use the property improvement to enhance the value of other assets during the construction period. Special Facilities are facilities that enable water to be delivered to a single customer and are not otherwise classified as a typical wholesale facility or retail facility. Temporary infrastructure required prior to construction of permanent water and wastewater systems or transmission pipelines to transfer water from one location to another are examples of Special Facilities. Management has determined that Special Facilities are separate and distinct performance obligations because these projects are contracted to construct a specific water and wastewater system or transmission pipeline and typically do not include multiple performance obligations in a contract with a customer. No Special Facilities revenue was recognized during the fiscal year ended August 31, 2019 or 2018.

As of August 31, 2019 and 2018, the Company had no contract liabilities related to water tap and construction fee/Special Facility funding revenue.

(iii)
Consulting fees – Consulting fees are fees that the Company receives, typically on a monthly basis, from municipalities and area water providers along the I-70 corridor, for contract operations services over time as services are consumed. Consulting fees are recognized monthly based on a flat monthly fee plus charges for additional work performed. The Company recognized $158,600 and $142,700 of consulting fees during the years ended August 31, 2019 and 2018, respectively.

Land Development Activities

The Company generates revenues through the sale of finished lots at its Sky Ranch development primarily from several sources of revenues: (i) the sale of finished lots, (ii) construction support activities, (iii) project management services, and (iv) reimbursable expenses incurred to develop certain public improvements.

(i)
Land development through the sale of finished lots – The Company acquired approximately 930 acres of land zoned as a Master Planned Community known as Sky Ranch along the I-70 corridor east of Denver, Colorado. The Company has entered into purchase and sale agreements with three separate home builders pursuant to which the Company agreed to sell, and each builder agreed to purchase, residential lots at the property. The Company began construction of lots in March 2018 and segments its reporting of the activity relating to the costs and revenues from the construction and sale of lots at Sky Ranch.

The Company sells lots at Sky Ranch pursuant to distinct agreements with each builder. These agreements follow one of two formats. One format is the sale of a finished lot, whereby the purchaser pays for a ready-to-build finished lot and payment is a lump-sum payment upon completion of the finished lot. The Company will recognize revenues at the point in time of the closing of the sale of a finished lot in which control transfers to the builder and the builder is able to obtain a building permit, as the transaction cycle will be complete and the Company will have no further obligations for the lot. During the year ended  August 31, 2019, the Company received payment and recognized revenue of $4,053,800 from one home builder in exchange for the delivery of 57 finished lots. No revenue was recognized for lot sales at a point in time during the year ended August 31, 2018.

The Company’s second format is the sale of finished lots pursuant to a development agreement with builders, whereby the Company receives payments in stages that include (i) payment upon the delivery of platted lots (which requires the Company to deliver deeded title to individual lots), (ii) a second payment upon the completion of certain infrastructure milestones, and (iii) final payment upon the delivery of the finished lot. Ownership and control of the platted lots pass to the builders once the Company closes the sale of the platted lots. Because the builder (i.e., the customer) takes control of the lot at the first closing and subsequent improvements made by the Company improve the builder’s lot as construction progresses, the Company accounts for revenue over time with progress measured based upon costs incurred to date compared to total expected costs.  Any revenue in excess of amounts entitled to be billed is reflected on the balance sheet as a contract asset, and amounts received in excess of revenue recognized are recorded as deferred revenue. As of August 31, 2019, the Company had received cumulative payments of approximately $14.0 million under the development agreements relating to 198 lots from two home builders, of which approximately $10.0 million of revenue was recognized over time based on the costs incurred to date compared to total expected costs for full completion of the 198 lots. For the years ended August 31, 2019 and 2018, the Company recognized approximately $7.9 million and approximately $2.1 million of lot sales over time, respectively. The Company had deferred revenues of $3,991,500 and $361,100 as of August 31, 2019 and 2018, respectively. The Company does not have any material significant payment terms as all payments are expected to be received within 12 months after the delivery of the platted lot.  The Company adopted the practical expedient for financing components and does not need to account for a financing component of these lot sales as the delivery of lot sales is expected to occur within one year.

(ii)
Construction support activities – The Company performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance of the grading erosion and sediment control best management practices and other construction-related services. These activities are invoiced upon completion and are included in Inventories and subsequently expensed through Land development construction costs until bonds are issued by the Sky Ranch Districts (as defined in Note 14 – Related Party Transactions) and/or the CAB and the CAB reimburses the Company for public improvements. The portion of the reimbursable costs that are repaid, including reimbursable costs for construction support activities, will be recorded as a note receivable and will reduce any remaining respective reimbursable capitalized expenses in Inventories. Any reimbursable costs paid in excess of capitalized expenses will be recognized as other income. To date, the Company has invoiced the CAB $430,300 for construction support activities, which amount is included in Inventories.

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

Pursuant to these agreements, the Company acts as the project manager and provides any and all services required to deliver the CAB-eligible improvements, including but not limited to CAB compliance; planning design and approvals; project administration; contractor agreements; and construction management and administration. The Company must submit to the CAB a monthly invoice, in a form acceptable to the CAB. The Company is responsible for all expenses it incurs in the performance of the agreements and is not entitled to any reimbursement or compensation except as defined in the agreements, unless otherwise approved in advance by the CAB in writing. The CAB is subject to annual budget and appropriation procedures and does not intend to create a multiple-fiscal year direct or indirect debt or other financial obligation. The Company receives a project management fee of five percent (5%) of actual construction costs of CAB-eligible improvements. The project management fee qualifies as a reimbursable cost to the Company. The project management fee is based only on the actual costs of the improvements; thus, items such as fees, permits, review fees, consultant or other soft costs, and land acquisition or any other costs that are not directly related to the cost of construction of CAB-eligible improvements are not included in the calculation of the project management fee. Soft costs and other costs that are not directly related to the construction of CAB-eligible improvements are included in Inventories  and accounted for in the same manner as construction support activities as described above. The Company and the CAB have agreed that no payment is required by the CAB with respect to project management fees unless and until the CAB and/or the Sky Ranch Districts issue municipal bonds in an amount sufficient to reimburse the Company for all or a portion of advances provided or expenses incurred for reimbursables. Due to this contingency, the project management fees are being accrued to revenue with a corresponding allowance until the point in time when bonds are issued by the Sky Ranch Districts and/or the CAB and the CAB reimburses the Company for the public improvements. At that point, the portion of the project management fees repaid will be recorded as a note receivable and will be recognized as other income. To date, the Company has accrued $860,300 in project management services to the CAB.

(iv)
Reimbursable expenses – The CAB is required to construct certain infrastructure, the costs of which qualify as reimbursable costs. Reimbursable costs include costs incurred for construction of water distribution systems, sewer collection systems, storm water system, drainage improvements, roads, curb, sidewalks, landscaping, and parks. The Company is obligated to finance this infrastructure pursuant to its agreements with the CAB (see Note 14 – Related Party Transactions). The Company and the CAB have agreed that no payment is required with respect to advances made by the Company or expenses incurred related to construction of improvements unless and until the CAB and/or the Sky Ranch Districts issue bonds in an amount sufficient to reimburse the Company for all or a portion of the advances made and expenses incurred. Due to this contingency, the reimbursable costs for the construction of infrastructure are included in Inventories and subsequently expensed through Land development construction costs until the point in time when municipal bonds are issued and the CAB reimburses the Company for public improvements. At that point, the portion of the reimbursable costs repaid, including reimbursable costs for the construction of infrastructure, will be recorded as a note receivable and will reduce any remaining capitalized expenses. Any reimbursable costs repaid in excess of capitalized expenses will be recognized as other income.

The Company evaluated disaggregation of revenue and has determined that no additional disaggregation of revenue is necessary.

Deferred Revenue

Deferred revenues as of August 31, 2019, was comprised mainly of unearned revenue from lot sales, a Paid-Up Oil and Gas Lease between the Company and Bison Oil and Gas, LLP for the purpose of exploring for, developing, producing, and marketing oil and gas on the 40 acres of mineral estate the Company owns adjacent to the Lowry Range (the “Bison Lease”) and an Agreement on Locations of Oil and Gas Operations Area covering approximately 16 acres entered into between the Company and the operator of the O&G Lease (defined under “Oil and Gas Lease Payments” below) in July 2019 (the “OGOA”).

Deferred revenues from lot sales for the years ended August 31, 2019 and 2018 were $4.0 million and $361,100, respectively.

The Company received an up-front payment of $167,200 in fiscal 2018, which is being recognized as income on a straight-line basis over three years (the term of the Bison Lease). The Company recognized lease income of $55,700 and $51,100 during the fiscal years ended August 31, 2019 and 2018, respectively, related to the up-front payment received pursuant to the Bison Lease. As of August 31, 2019, the Company has deferred revenues of $60,400 related to the Bison Lease that will be recognized into income ratably through September 2020.

The Company received an up-front payment of $573,700 in fiscal 2019 for the OGOA, which is being recognized as income on a straight-line basis over three years (the term of the agreement). If after three years the operator has not spud at least one well on the oil and gas operations area, the operator may extend the right to the OGOA one additional year by paying $75,000 to the Company. The operator may only extend the OGOA for two additional years for a total of five years. The Company recognized lease income of $26,200 during the fiscal year ended August 31, 2019 related to the up-front payment received pursuant to the OGOA. As of August 31, 2019, the Company has deferred revenues of $547,500 related to the OGOA that will be recognized into income ratably through July 2022.

The Company received an up-front payment of $425,800 in fiscal 2019, which will be recognized as income as industrial water is provided to the operator beginning in October 2019. None of this up-front payment was recognized in revenue as of August 31, 2019.

Deferred revenues by segment is as follows:
	August 31, 2019	August 31, 2018
Wholesale water and wastewater services	$—	$—
Land development activities	3,991,535	361,050
Oil and gas leases	1,067,348	116,111
Balance, end of period	$5,058,883	$477,161

Changes in unearned revenue were as follows:
	August 31, 2019	August 31, 2018
Balance, beginning of period	$477,161	$1,055,488
Cumulative effect of adoption of ASU 2014-09	—	(1,055,488)
Billings	24,943,231	2,667,200
Contract revenues recognized	(20,361,509)	(2,190,039)
Balance, end of period	$5,058,883	$477,161

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. At August 31, 2019, the Company had outstanding open contracts for $22,189,000, which primarily related to the sale of 506 lots at Sky Ranch. The Company expects to recognize approximately 70% of such revenue over the next 12 months.

Inventories

Inventories primarily include land held for development and sale, which the Company has begun developing and are stated at cost. Capitalized lot development costs at Sky Ranch are costs incurred to construct finished lots at Sky Ranch that meet the Company’s capitalization criteria for improvements to a lot and are capitalized as incurred. The Company capitalizes certain legal, engineering, design, permitting, land acquisition, and construction costs related to the development of lots at Sky Ranch. The Company uses the specific identification method for purposes of accumulating land development costs and allocates costs to each lot to determine the cost basis for each lot sale. The Company will record all land cost of sales when a lot is completed and sold on a lot-by-lot basis. Costs included in Inventories include common area costs that the Company funded through the CAB.  The Company expects that such costs will be reimbursable by the CAB.  The Company will record any reimbursements as a reduction of any capitalized costs remaining in Inventories once the CAB has the ability to reimburse the costs (i.e., once the Sky Ranch Districts and/or the CAB has issued bonds).

In accordance with ASC 360, the Company measures land held for sale at the lower of the carrying value or net realizable value. In determining fair value, the Company primarily relies upon the most recent negotiated price that is a Level 2 input (see Note 3 – Fair Value Measurements for definitions of fair value inputs). If a negotiated price is not available, the Company will consider several factors, including, but not limited to, current market conditions, recent comparable sales transactions and market analysis studies. If the net realizable value is lower than the current carrying value, the land is written down to its net realizable value.

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

Oil and Gas Lease Payments

In July 2019, the Company received an up-front payment of $573,700 for the OGOA, which will be recognized as income on a straight-line basis over three years. If after three years the operator has not spud at least one well on the OGOA, the operator may extend the right to the OGOA one additional year by paying $75,000 to the Company. The operator may only extend the OGOA for two additional years for a total of five years. The Company recognizes the up-front payments on a straight-line basis over the terms of the respective agreements. During the fiscal years ended August 31, 2019 and 2018, the Company recognized $26,200 and $0, respectively, of income related to the up-front payments received pursuant to the OGOA.

The Company entered into the Bison Lease, on September 20, 2017. Pursuant to the Bison Lease, the Company received an up-front payment of $167,200, which is being recognized as income on a straight-line basis over three years (the term of the Bison Lease). The Company recognized lease income of $55,700 and $51,100 during the fiscal years ended August 31, 2019 and 2018, respectively, related to the up-front payment received. As of August 31, 2019, the Company has deferred revenues of $60,400 of income related to the Bison Lease that will be recognized into income ratably through September 2020.

As further described in Note 4 – Water and Land Assets below, on March 10, 2011, the Company entered into a three-year Paid-Up Oil and Gas Lease (the “O&G Lease”) and a Surface Use and Damage Agreement with Anadarko E&P Company, L.P. (“Anadarko”), which subsequently sold the O&G Lease to a wholly-owned subsidiary of ConocoPhillips Company, for the purpose of exploring for, developing, producing and marketing oil and gas on approximately 634 acres of mineral estate owned by the Company at its Sky Ranch property. In 2014, the O&G Lease was extended for an additional two years. During 2015, two wells were placed into service and began producing oil and gas and accruing royalties to the Company. The O&G Lease is now held by production. During the fiscal years ended August 31, 2019, and 2018, the Company received $148,300 and $191,300, respectively, in royalties attributable to these two wells. The Company classifies income from lease and royalty payments as Other income in the consolidated statements of operations and comprehensive income as the Company does not consider these arrangements to be an operating business activity.

Share-based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company recognizes share-based compensation costs as expenses over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. The Company has released its full valuation allowance on its deferred tax assets as of August 31, 2019. The impact on the income tax provision for the granting and exercise of stock options during the fiscal year ended August 31, 2019, was a tax expense of approximately $82,900. Because the Company had a full valuation allowance on its deferred tax assets as of August 31, 2018 there was approximately a $410,600 deferred tax impact on the income tax provision as a result of the granting and exercise of stock options.

The Company recognized $336,200 and $324,800 of share-based compensation expenses during the fiscal years ended August 31, 2019 and 2018, respectively.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company does not have any significant unrecognized tax benefits as of August 31, 2019.

The Company’s deferred tax asset and valuation allowance was decreased by approximately $1.2 million as a result of the decreased corporate tax rate that went into effect pursuant to H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), signed into law on December 22, 2017. As of August 31, 2018, the Company has a $282,000 alternative minimum tax (“AMT”) deferred tax asset for which it does not have a valuation allowance.  The Company expects to receive the AMT as a refund in future years.  Most, if not all, of this credit will be refundable starting with the filing of the 2018 (fiscal year ended 2019) through 2021 (fiscal year ending 2022) tax returns, subject to limitations of Internal Revenue Code Section 382 (arises with ownership changes) and the sequestration limitation of the Balanced Budget Act of 1997. The Company will continue to evaluate the impact of the Tax Act and will record any resulting tax adjustments during fiscal 2020.

The Company maintained a valuation allowance on the net deferred tax asset other than AMT credits as of August 31, 2018. The Company has determined it is more likely than not that the Company will realize its deferred tax assets. Such assets primarily consist of operating loss carryforwards.  The Company assessed the realizability of its deferred tax asset using all available evidence. In particular, the Company considered both historical results and projections of profitability for the reasonably foreseeable future periods. The Company is required to reassess its conclusions regarding the realization of its deferred tax assets at each financial reporting date. As a result of the evaluation, the Company concluded that all of the valuation allowance is no longer necessary. By releasing the valuation allowance, the Company recognized a deferred tax benefit of approximately $1,284,100 which positively impacted the Company’s results of operations and financial position.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2015 through fiscal 2018. The Company does not believe that there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At August 31, 2019, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the fiscal year ended August 31, 2019 or 2018.

Income (Loss) per Common Share

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares outstanding during each period. Common stock options of 206,860 and 169,770 common share equivalents as of August 31, 2019 and 2018, respectively, were included in the calculation of income per common share as dilutive common stock equivalents using the treasury stock method. Common stock options aggregating 50,000 common share equivalents as of August 31, 2019, have been excluded from the calculation of income per common share as their effect is anti-dilutive.

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

In June 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. This standard expands the scope of Accounting Standards Codification Topic 718, Compensation — Stock Compensation, which currently only includes share-based payments issued to employees, to include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes ASC Subtopic 505-50, Equity — Equity-Based Payments to Non-Employees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within these fiscal years. The Company believes that the impact of this standard on its consolidated financial statements is immaterial.

In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the standard. The Company believes that the impact of this standard on its consolidated financial statements is immaterial.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Companies will now use forward-looking information to better inform their credit loss estimates. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the provisions of the standard and the impact of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes the present GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. This standard is effective for fiscal years beginning after December 15, 2018. The Company adopted ASU 2016-02 on September 1, 2019. The Company anticipates that the adoption will result in right-to use assets and a corresponding liability of approximately of $750,000 on its balance sheet.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as The NASDAQ Stock Market. The Company had no Level 1 assets or liabilities as of August 31, 2019 or August 31, 2018.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had one and seven Level 2 assets as of August 31, 2019 and 2018, respectively, which consist of certificates of deposit and/or U.S. treasury notes.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability, the contingent portion of the CAA, as of August 31, 2019 and 2018. The Company has determined that the contingent portion of the CAA does not have a readily determinable fair value (see Note 5 – Participating Interests in Export Water).

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

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of August 31, 2019:

			Fair Value Measurement Using:
	Fair Value	Cost / Other Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Accumulated Unrealized Gains and (Losses)
Certificates of deposit	$—	$—	$—	$—	$—	$—
U.S. treasuries	4,996,000	4,992,100	—	4,996,000	—	3,900
Total	$4,996,000	$4,992,100	$—	$4,996,000	$—	$3,900

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of August 31, 2018:

			Fair Value Measurement Using:
	Fair Value	Cost / Other Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Accumulated Unrealized Gains and (Losses)
Certificates of deposit	$—	$—	$—	$—	$—	$—
U.S. treasuries	8,718,000	8,644,900	—	8,718,000	—	66,400
Subtotal	$8,718,000	$8,644,900	$—	$8,718,000	$—	$66,400

The Company also holds a certificate of deposit that is not carried at fair value on the consolidated balance sheets and is classified as a held-to-maturity security. As of August 31, 2019, the carrying amount of held-to-maturity securities was $192,800. As of August 31, 2018, the carrying amount of held-to-maturity securities was $190,400.

NOTE 4 – WATER AND LAND ASSETS

Investment in Water and Water Systems

The Company’s water and water systems consist of the following approximate costs and accumulated depreciation and depletion as of August 31:

	August 31, 2019		August 31, 2018
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Rangeview water supply	$14,823,800	$(14,700)	$14,813,800	$(12,800)
Sky Ranch water rights and other costs	7,371,500	(757,400)	8,514,100	(561,400)
Fairgrounds water and water system	2,899,800	(1,151,000)	2,899,900	(1,062,900)
Rangeview water system	5,617,800	(372,300)	1,655,600	(261,200)
Water supply – other	4,758,200	(860,100)	4,337,200	(625,300)
Wild Pointe service rights	1,631,800	(489,800)	1,631,700	(267,700)
Sky Ranch pipeline	5,723,700	(411,600)	5,615,900	(222,000)
Lost Creek water supply	3,324,000	—	—	—
Construction in progress	8,176,600	—	267,000	—
Totals	54,327,200	(4,056,900)	39,735,200	(3,013,300)
Net investments in water and water systems	$50,270,300		$36,721,900

The Company is constructing a water reclamation facility for the Sky Ranch development. The costs of the facility are being recorded in construction in progress. The Company anticipates the facility will be completed in the second quarter of fiscal 2020 at a total cost of approximately $12 million.

Depletion and Depreciation

The Company recorded $1,900 and $2,200 of depletion charges during the fiscal years ended August 31, 2019 and 2018, respectively. During the fiscal years ended August 31, 2019 and 2018, this related entirely to the Rangeview Water Supply (as defined below).

The Company recorded $1,278,900 and $900,500 of depreciation expense in the fiscal years ended August 31, 2019 and 2018, respectively. These figures include $312,600 and $251,200 of depreciation expense for other equipment not included in the table above in the fiscal years ended August 31, 2019 and 2018, respectively.

Assets Classes	Estimated Useful Lives
Wild Pointe	Units of production depletion
Rangeview water supply	Units of production depletion
Lost Creek water supply	Units of production depletion
Rangeview, Sky Ranch and WISE water systems	30 years
ECCV wells	10 years
Furniture and fixtures	5 years
Trucks and heavy equipment	5 years
Water system general (pumps, valves, etc.)	5 years
Computers	3 years
Water equipment	3 years
Software	1 year

Rangeview Water Supply and Water System

The “Rangeview Water Supply” consists of approximately 26,985 acre feet and is a combination of tributary surface water and groundwater rights along with certain storage rights associated with the Lowry Range, a 27,000-acre property owned by the Land Board located 16 miles southeast of Denver, Colorado. Approximately $18.4 million of Investments in Water and Water Systems on the Company’s balance sheet as of August 31, 2019, represents the costs of assets acquired or facilities constructed to extend water service to customers located on and off the Lowry Range. The recorded costs of the Rangeview Water Supply include payments to the sellers of the Rangeview Water Supply, design and construction costs and certain direct costs related to improvements to the asset, including legal and engineering fees.

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

WISE

The WISE Partnership Agreement provides for the purchase of certain infrastructure (i.e., pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. Certain infrastructure has been constructed and other infrastructure will be constructed over the next several years. During fiscal 2019, the Company made $419,200 in capital investments in WISE. During fiscal 2018, the Company did not make any capital investments in WISE. Capitalized terms used under this caption are defined in Note 7 – Long-Term Obligations and Operating Lease.

The Arapahoe County Fairgrounds Water and Water System

The Company owns 321 acre feet of groundwater purchased pursuant to its agreement with Arapahoe County. The Company plans to use this water in conjunction with its Rangeview Water Supply in providing water to areas outside the Lowry Range. The $2.9 million of capitalized costs noted in the table above includes the costs to construct various Wholesale and Special Facilities, including a new deep water well, a 500,000-gallon water tank and pipelines to transport water to the Arapahoe County fairgrounds.

The Lost Creek Water Supply

In August 2019, the Company purchased 150 acre feet of ditch water rights, 800 acre feet of renewable groundwater rights, 70 acre feet of deep groundwater rights and 260 acres of land in Weld County.

Total consideration for the land and water included the $3.5 million purchase price, plus direct costs and fees of $42,200. The Company allocated the total acquisition cost to the land and water rights based on estimates of each asset’s respective fair value. The purchase of the Lost Creek land and water was accounted for as an asset acquisition.

Service to Customers Not on the Lowry Range

Sky Ranch – In 2010, the Company purchased approximately 930 acres of undeveloped land known as Sky Ranch. The property includes the rights to approximately 830 acre feet of water. The Company plans to use this water in conjunction with its Rangeview Water Supply to provide water service to the Rangeview District’s customers at Sky Ranch. The $11.9 million of capitalized costs includes the costs to acquire the water rights and to construct various facilities.

Total consideration for the land and water included the $7.0 million purchase price, plus direct costs and fees of $554,100. The Company allocated the total acquisition cost to the land and water rights based on estimates of each asset’s respective fair value.

In June 2017, the Company completed and placed into service its Sky Ranch pipeline, connecting its Sky Ranch water system to the Rangeview District’s water system for approximately $5.7 million.

Wild Pointe – On December 15, 2016, the Rangeview District, acting by and through its water activity enterprise, and Elbert & Highway 86 Commercial Metropolitan District, a quasi-municipal corporation and political subdivision of the State of Colorado, acting by and through its water enterprise (the “Elbert 86 District”), entered into a Water Service Agreement (the “Wild Pointe Service Agreement”). Subject to the conditions set forth in the Wild Pointe Service Agreement and the terms of the Company’s engagement by the Rangeview District as the Rangeview District’s exclusive service provider, the Company acquired, among other things, the exclusive right to provide water services to residential and commercial customers in the Wild Pointe development, located in unincorporated Elbert County, Colorado, in exchange for $1,600,000 in cash. Pursuant to the terms of the Wild Pointe Service Agreement, the Company, in its capacity as the Rangeview District’s service provider, is responsible for providing water services to all users of water services within the boundaries and service area of the Elbert 86 District and for operating and maintaining the Elbert 86 District’s water system. In exchange, the Company receives 100% of system development (or tap) fees from new customers and 98% of all other fees and charges, including monthly water service revenues, remitted to the Rangeview District by the Elbert 86 District pursuant to the Wild Pointe Service Agreement. The Elbert 86 District’s water system currently provides water service to approximately 200 existing SFE water connections in Wild Pointe.

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

Land and Mineral Interests

As part of the 2010 Sky Ranch acquisition, the Company acquired approximately 930 acres of land that is valued at approximately $3.1 million as of August 31, 2019. Additionally, the Company holds approximately 13,900 acres of mineral interests in Southeast Colorado in Otero, Bent and Prowers Counties and has valued these mineral interests at approximately $1,425,500.

As of August 31, the approximate costs allocated to the Company’s land and mineral interest are as follows:

	August 31, 2019	August 31, 2018
Sky Ranch land (1)	$3,037,556	$3,037,557
Sky Ranch development costs	423,324	196,553
Lost Creek land	218,138	—
Arkansas Valley mineral rights	1,425,459	1,425,459
Net land and mineral interests	5,104,477	4,659,569

(1)	The Company transferred $585,700 of Sky Ranch land costs to Inventories related to the initial phase of development, consisting of 151 acres, which began in fiscal 2018.

NOTE 5 – PARTICIPATING INTERESTS IN EXPORT WATER

The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990s. The acquisition was finalized with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of $11.1 million, which represented the cash that the Company received from the participating interest holders that was used to purchase the Company’s Export Water (described in greater detail in Note 4 – Water and Land Assets). The Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders in return for their initial $11.1 million investment. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability was not reflected on the Company’s balance sheet because the obligation to pay this is contingent on the sale of Export Water, the amounts and timing of which are not reasonably determinable.

The CAA obligation is non-interest bearing, and if the Export Water is not sold, the parties to the CAA have no recourse against the Company. Additionally, if the Company does not sell the Export Water, the holders of the Series B Preferred Stock are not entitled to payment of any dividend and have no contractual recourse against the Company.

As the proceeds from the sale of Export Water are received and the amounts are remitted to the CAA holders, the Company allocates a ratable percentage of this payment to the principal portion (the Participating Interests in Export Water Supply liability account), with the balance of the payment being charged to the contingent obligation portion. Because the original recorded liability, which was $11.1 million, was 35% of the original total liability of $31.8 million, approximately 35% of each payment remitted to the CAA holders is allocated to the recorded liability account. The remaining portion of each payment, or approximately 65%, is allocated to the contingent obligation, which is recorded on a net revenue basis.

From time to time, the Company repurchased various portions of the CAA obligations, which retained their original priority. The Company did not make any CAA acquisitions during the fiscal year ended August 31, 2019 or 2018.

The Company is currently allocated approximately 88% of the total proceeds from the sale of Export Water after payment of the Land Board royalty.  Additionally, as a result of the acquisitions, and the consideration from the cumulative sales of Export Water, as detailed in the table below, the remaining potential third-party obligation at August 31, 2019, is approximately $1 million:

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third-party Obligation	Participating Interests Liability	Contingency
Original balances	$—	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2016:
Acquisitions	—	28,042,500	(28,042,500)	(9,790,000)	(18,252,500)
Relinquishment	—	2,386,400	(2,386,400)	(832,100)	(1,554,300)
Option payments - Sky Ranch and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	676,500	(540,300)	(136,200)	(47,300)	(88,900)
Balance at August 31, 2017	1,319,900	29,691,700	1,014,600	341,600	673,000
Fiscal 2018 activity:	60,800	(53,600)	(7,200)	(2,500)	(4,700)
Balance at August 31, 2018	1,380,700	29,638,100	1,007,400	339,100	668,300
Fiscal 2019 activity:
Export Water sale payments	166,300	(146,500)	(19,800)	(6,900)	(12,900)
Balance at August 31, 2019	$1,547,000	$29,491,600	$987,600	$332,200	$655,400

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. Of the next approximately $6.5 million of Export Water payouts, which at current levels would occur over several years, the Company will receive approximately $5.7 million of revenue.

NOTE 6 – ACCRUED LIABILITIES

At August 31, 2019, the Company had accrued liabilities of $3,428,400, of which $460,500 was for accrued compensation, $94,000 was for estimated property taxes, $70,000 was for professional fees and the remaining $2,803,900 was related to operating payables, of which $1,399,600 is payable to the CAB for the development of Sky Ranch. These costs are included in Inventories and subsequently expensed through Land development construction costs. In addition, $930,900 of the operating payables is payable to the Rangeview District for construction costs related to the wastewater facility. These costs are also included in Investments in water and water systems.

At August 31, 2018, the Company had accrued liabilities of $849,500, of which $400,000 was for accrued compensation, $29,000 was for estimated property taxes, $59,000 was for professional fees and the remaining $361,500 was related to operating payables.

NOTE 7 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

As of August 31, 2019 and 2018, the Company had no debt.

The Participating Interests in Export Water Supply are obligations of the Company that have no scheduled maturity dates. Therefore, these liabilities are not disclosed in tabular format. However, the Participating Interests in Export Water Supply are described in Note 5 – Participating Interests in Export Water.

WISE Partnership

During December 2014, the Company, through the Rangeview District, consented to the waiver of all contingencies set forth in the Amended and Restated WISE Partnership – Water Delivery Agreement, dated December 31, 2013 (the “WISE Partnership Agreement”), among the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”), the City of Aurora acting by and through its utility enterprise (“Aurora Water”), and the South Metro WISE Authority (“SMWA”). The SMWA was formed by the Rangeview District and nine other governmental or quasi-governmental water providers pursuant to the South Metro WISE Authority Formation and Organizational Intergovernmental Agreement, dated December 31, 2013 (the “SM IGA”), to enable the members of SMWA to participate in the regional water supply project known as the Water Infrastructure Supply Efficiency partnership (“WISE”) created by the WISE Partnership Agreement. The SM IGA specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. The WISE Partnership Agreement provides for the purchase of certain infrastructure (i.e., pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. Certain infrastructure has been constructed and other infrastructure will be constructed over the next several years. During fiscal 2019, the Company did not make any capital investments in WISE.

By consenting to the waiver of the contingencies set forth in the WISE Partnership Agreement, pursuant to the terms of the Rangeview/Pure Cycle WISE Project Financing and Service Agreement (the “WISE Financing Agreement”) between the Company and the Rangeview District, the Company has an agreement to fund the Rangeview District’s participation in WISE effective as of December 22, 2014. The Company’s cost of funding the Rangeview District’s purchase of its share of existing infrastructure and future infrastructure for WISE and funding operations and water deliveries related to WISE is projected to be approximately $7.0 million over the next five years. See further discussion in Note 14 – Related Party Transactions.

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

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company’s non-voting Series B Preferred Stock has a preference in liquidation of $1.00 per share less any dividends previously paid. Additionally, the Series B Preferred Stock is redeemable at the discretion of the Company for $1.00 per share less any dividends previously paid. In the event that the Company’s proceeds from the sale or disposition of Export Water rights exceed $36,026,232, the Series B Preferred Stockholders will receive the next $432,513 of proceeds in the form of a dividend. The terms of the Series B Preferred Stock prohibit payment of dividends on common stock unless all dividends accrued on the Series B Preferred Stock have been paid.

Equity Compensation Plan

The Company maintains the 2014 Equity Incentive Plan (the “2014 Equity Plan”), which was approved by shareholders in January 2014 and became effective April 12, 2014. Executives, eligible employees, consultants and non-employee directors are eligible to receive options and stock grants pursuant to the 2014 Equity Plan. Pursuant to the 2014 Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the Company’s board of directors. The Company has reserved 1.6 million shares of common stock for issuance under the 2014 Equity Plan. Awards to purchase 402,000 shares of the Company’s common stock have been made under the 2014 Equity Plan. Prior to the effective date of the 2014 Equity Plan, the Company granted stock awards to eligible participants under its 2004 Incentive Plan (the “2004 Incentive Plan”), which expired April 11, 2014. No additional awards may be granted pursuant to the 2004 Incentive Plan; however, awards outstanding as of April 11, 2014, will continue to vest and expire and may be exercised in accordance with the terms of the 2004 Incentive Plan.

The Company estimates the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”). Using the Black-Scholes model, the value of the portion of the award that is ultimately expected to vest is recognized as a period expense over the requisite service period in the consolidated statements of operations and comprehensive income (loss). Option forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company does not expect any forfeiture of its option grants and therefore the compensation expense has not been reduced for estimated forfeitures. During fiscal year 2019, no options expired. During fiscal year 2018, 2,500 options expired. The Company attributes the value of share-based compensation to expense using the straight-line single option method for all options granted.

The Company’s determination of the estimated fair value of share-based payment awards on the date of grant is affected by the following variables and assumptions:

●	The grant date exercise price – is the closing market price of the Company’s common stock on the date of grant;
●	Estimated option lives – based on historical experience with existing option holders;
●	Estimated dividend rates – based on historical and anticipated dividends over the life of the option;
●	Life of the option – based on historical experience, option grants have lives of between five and 10 years;
●	Risk-free interest rates – with maturities that approximate the expected life of the options granted;
●
Calculated stock price volatility – calculated over the expected life of the options granted, which is calculated based on the weekly closing price of the Company’s common stock over a period equal to the expected life of the option; and

●	Option exercise behaviors – based on actual and projected employee stock option exercises.

In fiscal 2019, the Company granted its President and non-employee directors options to purchase 50,000 and a combined 32,500 shares of the Company’s common stock pursuant to the 2014 Equity Plan, respectively. All of the options expire 10 years after the date of grant. The Company calculated the fair value of the options granted during 2019 using the Black-Scholes model.

In fiscal 2018, the Company granted its President and non-employee directors options to purchase 50,000 and a combined 32,500 shares of the Company’s common stock pursuant to the 2014 Equity Plan, respectively. All of the options expire 10 years after the date of grant. The Company calculated the fair value of the options granted during 2018 using the Black-Scholes model.

The variable assumptions used in the fair value calculations using the Black-Scholes model are as follows:

	For the Fiscal Years Ended August 31,
	2019	2018
Expected term (years)	5.80	5.80
Risk-free interest rate	2.93%	2.41%
Expected volatility	41.83%	57.88%
Expected dividend yield	0%	0%
Weighted average grant-date fair value	$4.60	$4.41

During the fiscal years ended August 31, 2019 and 2018, 62,500 and 10,000 options were exercised, respectively.

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the fiscal year ended August 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value
Outstanding at August 31, 2017	465,500	$4.88	6.30	$1,007,740
Granted	82,500	$8.05
Exercised	(10,000)	$7.50
Forfeited or expired	(2,500)	$7.50
Outstanding at August 31, 2018	535,500	$5.31	6.04	$3,180,990
Granted	82,500	$10.48
Exercised	(62,500)	$3.09
Forfeited or expired	—	$—
Outstanding at August 31, 2019	555,500	$6.33	6.27	$2,527,590

Options exercisable at August 31, 2019	403,000	$5.44	5.47	$2,180,299

The following table summarizes the activity and value of non-vested options as of and for the fiscal year ended August 31, 2019:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2018	155,833	$3.76
Granted	82,500	4.60
Vested	(85,833)	3.46
Forfeited	—	—
Non-vested options outstanding at August 31, 2019	152,500	$4.03

All non-vested options are expected to vest. The total fair value of options vested during the fiscal years ended August 31, 2019 and 2018, was $297,100 and $210,700, respectively. The weighted average grant date fair value of options granted during the fiscal years ended August 31, 2019 and 2018 was $4.60 and $4.41, respectively.

Share-based compensation expense for the fiscal years ended August 31, 2019 and 2018, was $336,200 and $324,840, respectively.

At August 31, 2019, the Company had unrecognized expenses totaling $284,000 relating to non-vested options that are expected to vest. The weighted average period over which these options are expected to vest is less than three years. The Company has not recorded any excess tax benefits to additional paid-in capital.

Warrants

As of August 31, 2019, the Company had outstanding warrants to purchase 92 shares of common stock at an exercise price of $1.80 per share. These warrants expire six months from the earlier of:

(i)	The date that all of the Export Water is sold or otherwise disposed of,

(ii)	The date that the CAA is terminated with respect to the original holder of the warrant, or

(iii)	The date on which the Company makes the final payment pursuant to Section 2.1(r) of the CAA.

No warrants were exercised during fiscal 2019 and 2018.

NOTE 9 – SIGNIFICANT CUSTOMERS

Water and Wastewater

Pursuant to the Rangeview Water Agreements and an Export Service Agreement entered into with the Rangeview District dated June 16, 2017, the Company provides water and wastewater services on the Rangeview District’s behalf to the Rangeview District’s customers. Sales to the Rangeview District accounted for 4% and 6% of the Company’s total water and wastewater revenues for the fiscal years ended August 31, 2019 and 2018, respectively. The Rangeview District had one significant customer, the Ridgeview Youth Services Center. The Rangeview District’s significant customer accounted for 3% and 4% of the Company’s total water and wastewater revenues for the fiscal years ended August 31, 2019 and 2018, respectively.

Revenues from two customers represented approximately 72% and 16% of the Company’s water and wastewater revenues for the fiscal year ended August 31, 2019. Both customers are in the oil and gas industry. Revenues from one customer represented approximately 68% of the Company’s water and wastewater revenues for the fiscal year ended August 31, 2018. This customer was in the oil and gas industry.

Land Development

Revenues from three customers represented 100% (34%, 34% and 32%) of the Company’s land development revenues for the fiscal year ended August 31, 2019. Revenues from two customers represented 98% of the Company’s land development revenues for the fiscal year ended August 31, 2018. Of the two customers, one customer represented 66% and the second customer represented 32% of the Company’s land development revenues for the fiscal year ended August 31, 2018.

The Company had accounts receivable from the Rangeview District which accounted for 40% and 3% of the Company’s trade receivables balances at August 31, 2019 and 2018, respectively. The Company had accounts receivable from one other customer which accounted for approximately 57% of its trade receivable balances at August 31, 2019. The Company had accounts receivable from two other customers which accounted for approximately 43% and 30% of its trade receivable balances at August 31, 2018, respectively. Accounts receivable from the Rangeview District’s largest customer accounted for 5% and 2% of the Company’s water and wastewater trade receivables as of August 31, 2019 and 2018, respectively.

NOTE 10 – INCOME TAXES

Deferred income taxes reflect the tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of August 31 are as follows:

	For the Fiscal Years Ended August 31,
	2019	2018
Deferred tax assets (liabilities):
Net operating loss carryforwards	$609,439	$2,009,800
AMT credit carryforward	—	282,000
Accrued compensation	113,559	—
Deferred revenues	149,895	28,600
Depreciation and depletion	(46,408)	(104,900)
NQ stock options	410,633	—
Other	46,128	80,500
Valuation allowance	—	(2,014,000)
Net deferred tax asset	$1,283,246	$282,000

The Company maintained a valuation allowance on the net deferred tax asset other than AMT credit carryforwards as of August 31, 2018. For the fiscal year ended August 31, 2019, the Company has determined it is more likely than not that the Company will realize its deferred tax assets, which consist primarily net operating loss carryforwards. The Company assessed the realizability of its deferred tax assets using all available evidence; considering both historical results and projections of profitability for the reasonably foreseeable future periods. As a result of the Company’s annual reassessment of its conclusions regarding the realization of its deferred tax assets at each financial reporting date, the Company concluded that its deferred tax assets are realizable, and therefore, the valuation allowance is no longer necessary. By releasing the valuation allowance, the Company recognized a deferred tax benefit of approximately $1,284,100 which positively impacted the Company's results of operations and financial position.

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following for the fiscal years ended August 31:

	For the Fiscal Years Ended August 31,
	2019	2018
Expected benefit from federal taxes at statutory rate of 21% and 34% for the years 2019 and 2018	$740,870	$34,100
State taxes, net of federal benefit	129,123	4,600
Permanent and other differences	10,388	97,800
Change in tax rate	—	1,196,464
NOL true up	225,067	17,589
Temporary difference true up	—	240,352
NQ stock options adjustment	(348,441)	—
AMT credit carryforward	—	(282,000)
Other	(26,202)	(17,705)
Change in valuation allowance	(2,014,000)	(1,573,200)
Total income tax expense / (benefit)	$(1,283,195)	$(282,000)

At August 31, 2019, the Company has $2.5 million of net operating loss carryforwards available for income tax purposes. The net operating loss carryforwards expire at various times beginning in 2036 and ending in 2038 for federal income tax purposes and expire at various times beginning in 2035 and ending in 2036 for state income tax purposes.

No net operating loss carryforwards expired during the fiscal year ended August 31, 2019 or 2018.

The Tax Act reduced the Company’s corporate federal tax rate from 34% to 21% effective January 1, 2018. As a result, the Company is required to re-measure its deferred tax assets and liabilities using the enacted rate at which it expects them to be recovered or settled. The effect of this re-measurement is recorded to income tax expense (benefit) in the year the tax law is enacted. The Company’s deferred tax asset and full valuation allowance was decreased by approximately $1.2 million as a result of the decreased corporate tax rate during the fiscal year ended August 31, 2018. In addition, the Company recorded a $282,000 AMT deferred tax asset for which it does not have a valuation allowance. The Company expects to receive the AMT deferred tax asset as a refund in future years. Most, if not all, of this credit will be refundable starting with the filing of the 2018 (fiscal year ending 2019) through 2021 (fiscal year ending 2022) tax returns, subject to limitations of the Internal Revenue Code. The Company will continue to evaluate the impact of the Tax Act and will record any resulting tax adjustments during 2019.

NOTE 11 – 401(K) PLAN

The Company maintains a Pure Cycle Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”), a defined contribution retirement plan for the benefit of its employees. The 401(k) Plan is currently a salary deferral only plan, and at this time the Company does not match employee contributions. The Company pays the annual administrative fees of the 401(k) Plan, and the 401(k) Plan participants pay the investment fees. The 401(k) Plan is open to all employees, age 21 or older, who have been employees of the Company for at least six months. During the fiscal years ended August 31, 2019 and 2018, the Company paid fees of $6,000 and $5,900, respectively, for the administration of the 401(k) Plan.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company has historically been involved in various claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Company records an accrual for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company makes such estimates based on information known about the claims and experience in contesting, litigating and settling similar claims. Disclosures are also provided for reasonably possible losses that could have a material effect on the Company’s financial position, results of operations or cash flows. The Company had no contingencies where the risk of material loss was reasonably possible as of August 31, 2019.

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

Oil and gas royalties and licenses are a passive activity and not an operating business activity and, therefore, are not classified as a segment.

The following table summarizes wholesale water and wastewater services and land development revenue information by segment (1):

	For the Fiscal Years Ended August 31,
	2019	2018
Wholesale water and wastewater services	$8,405,520	$4,794,749
Land development activities	11,955,989	2,164,450
Total wholesale water and wastewater services and land development revenues	$20,361,509	$6,959,199

(1) The Company had other income from non-segment sources (oil and gas, interest and other) of $529,293 and $441,407 for the fiscal years ended August 31, 2019 and 2018, respectively.

The following table summarizes wholesale water and wastewater services and land development pretax income by segment:

	For the Fiscal Years Ended August 31,
	2019	2018
Wholesale water and wastewater services	$5,766,783	$2,646,988
Land development activities	651,027	150,610
Depreciation, general and administrative expenses	(3,419,149)	(3,106,325)
Total income (loss) from operations	$2,998,661	$(308,727)

The following table summarizes total assets for the Company’s wholesale water and wastewater services business and land development business by segment.  The assets consist primarily of water rights and water and wastewater systems in the Company’s wholesale water and wastewater services segment and land, inventories and deposits in the Company’s land development segment.  The Company’s other assets (“Corporate”) primarily consist of cash and cash equivalents, equipment, mineral rights, related party notes receivables and a deferred tax asset.

	August 31, 2019	August 31, 2018
Wholesale water and wastewater services	$51,588,079	$36,721,884
Land development activities	16,866,542	9,497,106
Corporate	15,266,783	25,687,625
Total assets	$83,721,404	$71,906,615

For the years ended August 31, 2019 and 2018, the Company had asset additions of $14.1 million and $2.9 million, respectively, in the wholesale water and wastewater services segment.

For the years ended August 31, 2019 and 2018, the Company had asset additions of $18.6 million and $4.7 million, respectively, in the land development activities segment. The Company allocated $4.8 million from other water and wastewater to its land development activities segment in fiscal 2018.

NOTE 14 – RELATED PARTY TRANSACTIONS

On December 16, 2009, the Company entered into a Participation Agreement with the Rangeview District, whereby the Company agreed to provide funding to the Rangeview District in connection with the Rangeview District joining the South Metro Water Supply Authority (“SMWSA”). The Company provided funding of $22,200 and $198,200 for the fiscal years ended August 31, 2019 and 2018, respectively.

Through the WISE Financing Agreement, to date the Company has made payments totaling $3,533,300 to purchase certain rights to use existing water transmission and related infrastructure acquired by the WISE project and to construct the connection to the WISE system. The amounts are included in Investments in water and water systems on the Company’s balance sheet as of August 31, 2019. The Company anticipates spending the following over the next five fiscal years to fund the Rangeview District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE and to fund operations and water deliveries related to WISE:

Estimated WISE Costs

	For the Fiscal Years Ended August 31,
	2020	2021	2022	2023	2024
Operations	$44,235	$32,033	$32,033	$32,033	$32,033
Water delivery	430,350	858,000	858,000	858,000	858,000
Capital	2,296,138	50,000	50,000	50,000	50,000
Other	55,000	55,000	55,000	55,000	55,000
	$2,825,723	$995,033	$995,033	$995,033	$995,033

The Company has outstanding notes receivable of $988,400 in the aggregate from the Rangeview District and the CAB, which are related parties, as discussed below:

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

The Rangeview District

In 1995, the Company extended a loan to the Rangeview District. The loan provided for borrowings of up to $250,000, is unsecured, and bears interest based on the prevailing prime rate plus 2% (7.25% at August 31, 2019). The maturity date of the loan is December 31, 2020. Beginning in January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the Lease remains in effect. Of the August 31, 2019 balance in Notes receivable - related parties, $961,300 includes borrowings by the Rangeview District of $546,500 and accrued interest of $414,800. Of the August 31, 2018 balance in Notes receivable - related parties, $880,700 includes borrowings by the Rangeview District of $484,000 and accrued interest of $396,700.

Sky Ranch Metropolitan District Nos. 1, 3, 4 and 5

The Company had been providing funding to the Sky Ranch Districts, beginning in 2012 through 2016 by entering into annual Operation Funding Agreements with one of the Sky Ranch Districts obligating the Company to advance funding to the Sky Ranch District for the operation and maintenance expenses for the then-current calendar year. The Sky Ranch District paid the outstanding note receivable to the Company in November 2017. As of August 31, 2018, there was no outstanding balance under these agreements.

In November 2014, but effective as of January 1, 2014, the Company entered into a Facilities Funding and Acquisition Agreement with a Sky Ranch District obligating the Company to either finance district improvements or to construct improvements on behalf of the Sky Ranch District subject to reimbursement. Each advance or reimbursable expense accrued interest at a rate of 6% per annum. No payments were required by the Sky Ranch District unless and until the Sky Ranch District issued bonds in an amount sufficient to reimburse the Company for all or a portion of the advances and costs incurred. The CAB agreed to repay the amounts owed by the Sky Ranch District under this agreement and the agreement was terminated pursuant to the 2018 FFAA (defined and described below).

Sky Ranch Community Authority Board

Pursuant to a certain Community Authority Board Establishment Agreement, as the same may be amended from time to time, Sky Ranch Metropolitan District No. 1 and Sky Ranch Metropolitan District No. 5 formed the CAB to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. In order for the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District, directly or through the CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property. In November 2017, but effective as of January 1, 2018, the Company entered into a Project Funding and Reimbursement Agreement (“PF Agreement”) with the CAB for the Sky Ranch property. The PF Agreement required the Company to fund an agreed upon list of public improvements for Sky Ranch with respect to earthwork, erosion control, streets, drainage and landscaping at an estimated cost of $13.2 million for calendar years 2018 and 2019. Each advance or reimbursable expense accrues interest at a rate of 6% per annum.

On September 18, 2018, the parties entered into a series of agreements, including a Facilities Funding and Acquisition Agreement with an effective date of November 13, 2017 (the “2018 FFAA”), which supersedes and consolidates the previous agreements pursuant to which

●
the CAB agreed to repay the amounts owed by Sky Ranch Metropolitan District No. 5 to the Company totaling $857,900, and the previous Facilities Funding and Acquisition Agreement entered into between the Company and Sky Ranch Metropolitan District No. 5 in 2014 was terminated;

●	the PF Agreement and a June 2018 Funding Acquisition Agreement between the CAB and the Company totaling $2.4 million were terminated;
●	the CAB acknowledged all amounts owed to the Company under the terminated agreements totaling $3.3 million, as well as amounts the Company incurred to finance the formation of the CAB; and
●
the Company agreed to fund an agreed upon list of improvements to be constructed by the CAB with an estimated cost of $30,000,000 (including improvements already funded) on an as-needed basis for calendar years 2018–2023.

All amounts owed under the terminated agreements and all amounts advanced under the 2018 FFAA, collectively totaling $20 million, bear interest at a rate of 6% per annum. No payment is required of the CAB for advances made to the CAB or expenses incurred related to construction of improvements unless and until the CAB and/or Sky Ranch Districts issue bonds in an amount sufficient to reimburse the Company for all or a portion of advances or other expenses incurred. The CAB agrees to exercise reasonable efforts to issue bonds to reimburse the Company subject to certain limitations. In addition, the CAB agrees to utilize any available moneys not otherwise pledged to payment of debt, used for operation and maintenance expenses, or otherwise encumbered, to reimburse the Company. Any advances not paid or reimbursed by the CAB by December 31, 2058, shall be deemed forever discharged and satisfied in full.

In 2018, the Company advanced the CAB $2.3 million to begin construction of improvements on the Sky Ranch property. In 2019, the Company advanced the CAB $17.7 million for the Sky Ranch property. The advances have been used by the CAB to pay for construction of public improvements and have been recorded as Inventories and subsequently expensed through Land development construction costs in the accompanying financial statements. If the Sky Ranch Districts and/or the CAB issues bonds and the CAB reimburses the Company, the reimbursement will reduce any applicable capitalized costs remaining in Inventories.

In September 2018, effective as of November 13, 2017, the Company entered into an Operation Funding Agreement with the CAB obligating the Company to advance funding to the CAB for operation and maintenance expenses for the 2018 and 2019 calendar years.  All payments are subject to annual appropriations by the CAB in its absolute discretion.  The advances by the Company accrue interest at the rate of 6% per annum from the date of the advance.  $27,100 of the balance of the Notes receivable – related parties at August 31, 2019, includes borrowings by the CAB of $25,500 and accrued interest of $1,600. The $25,500 balance of the Notes receivable – related parties at August 31, 2018, includes borrowings by the CAB of $25,500 and accrued interest of $0.

NOTE 15 – UNAUDITED QUARTERLY FINANCIAL DATA

Quarterly Results of Operations

	2019					2018
	Three Months Ended					Three Months Ended
In thousands, except per share data	Nov 30	Feb 28		May 31	Aug 31	Nov 30	Feb 29		May 31		Aug 31
Total revenues	$3,073		$2,630	$5,185	$9,474	$1,010		$845		$1,212	$3,892
Gross profit	1,246		374	1,922	2,876	580		631		683	904
Operating income (loss)	519		(276)	1,159	1,597	(200)		(14)		(88)	(7)
Net income (loss)	$634		$(96)	$1,261	$3,012	$(97)		$100		$55	$357

Basic and diluted income (loss) per share	$0.03	$	*	$0.05	$0.13	*	$	*	$	*	$0.01

*	Amount is less than $.01 per share

The following item had a significant impact on the Company’s net income (loss):

●
In fiscal 2019, the Company sold approximately $4,238,300 ($1,285,000, $124,200, $1,308,500 and $1,520,600 in fiscal Q1, Q2, Q3 and Q4, respectively) in water related to oil and gas activities as compared to $4,044,300 ($846,400, $753,000, $1,022,300 and $1,422,600 in fiscal Q1, Q2, Q3 and Q4, respectively) in fiscal 2018.

NOTE 16 – SUBSEQUENT EVENTS

On October 25, 2019, the CAB filed a preliminary offering memorandum for the offering and issuance of tax-exempt, fixed rate senior bonds in the aggregate principal amount of approximately $10,820,000 and tax-exempt, fixed-rate subordinate bonds in the aggregate principal amount of approximately $1,765,000 (collectively, the “Bonds”). If the Bonds are sold successfully, approximately $10 million of the net proceeds from the Bonds are expected to be used to reimburse the Company for advances it made to the CAB pursuant to the 2018 FFAA to fund the construction of public improvements to the Sky Ranch property.

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

Item 9A – Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosures. The President and Chief Financial Officer (one person) evaluated the effectiveness of disclosure controls and procedures as of August 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (the “2013 COSO Framework”). Based on that evaluation, our management identified deficiencies related to our identification of accruals of costs incurred from related parties and the preparation of our income tax provision that constitute material weaknesses in our internal control over financial reporting as of August 31, 2019.

A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management is dedicated to remediating the control deficiencies that gave rise to the material weaknesses in our internal control over financial reporting. The following steps are among the measures that have been implemented or that we intend to implement in the second quarter of  fiscal 2020 to address our material weaknesses as of August 31, 2019:

•	We have initiated compensating controls in the near term, including designating an additional person to confirm accruals of costs incurred from related parties;
•	We are enhancing and revising the design of existing controls and procedures to improve our identification of accruals of costs incurred from related parties; and
•	We have initiated compensating controls in the near term, including designating an external tax consulting firm to review and confirm our quarterly tax provisions are correct and complete.

We expect that the remediation of these material weaknesses will be completed prior to the end of our fiscal 2020. We cannot assure that the measures we take will remediate the identified material weaknesses or that any additional material weaknesses will not arise in the future.

(c)	Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of August 31, 2019, has been audited by Plante & Moran PLLC, an independent registered public accounting firm, as stated in its attestation report which is included in Item 8 – Consolidated Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

(d)	Changes in Internal Controls

Except as noted above, no changes were made to our internal control over financial reporting as of August 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information required by this item will be contained in, and is incorporated herein by reference to, our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act for the Annual Meeting of Shareholders to be held in January 2020, which is expected to be filed on or about December 5, 2019 (the “Proxy Statement”).

Item 11 – Executive Compensation

The information required by this item will be included in, and is incorporated herein by reference to, our Proxy Statement.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in, and is incorporated herein by reference to, our Proxy Statement.

Item 13 – Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in, and is incorporated herein by reference to, our Proxy Statement.

Item 14 – Principal Accounting Fees and Services

The information required by this item will be included in, and is incorporated herein by reference to, our Proxy Statement.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K

(1)	Financial Statements. See “Index to Consolidated Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules. All schedules are omitted either because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. The exhibits listed on the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K, unless otherwise indicated.

Item 16 – Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of the Company. Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on December 14, 2007.
3.2	Bylaws of the Company. Incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed on December 14, 2007.
4.1	Specimen Stock Certificate. Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10 Q for the fiscal quarter ended February 28, 2015.
4.2	Description of Capital Stock. *
10.1	2004 Incentive Plan, effective April 12, 2004. Incorporated by reference to Exhibit F to the Proxy Statement for the Annual Meeting held on April 12, 2004. **
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

10.18
Export Service Agreement, effective as of June 16, 2017, between the Company and the Rangeview Metropolitan District. Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2017

10.19
Contract for Purchase and Sale of Real Estate, dated June 27, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by First Amendment to Contract for Purchase and Sale of Real Estate, dated August 28, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Second Amendment to Contract for Purchase and Sale of Real Estate, dated August 29, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Third Amendment to Contract for Purchase and Sale of Real Estate, dated September 8, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Fourth Amendment to Contract for Purchase and Sale of Real Estate, dated September 20, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Fifth Amendment to Contract for Purchase and Sale of Real Estate, dated October 6, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Sixth Amendment to Contract for Purchase and Sale of Real Estate, dated October 11, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Seventh Amendment to Contract for Purchase and Sale of Real Estate, dated October 18, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Eighth Amendment to Contract for Purchase and Sale of Real Estate, dated October 20, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Ninth Amendment to Contract for Purchase and Sale of Real Estate, dated October 20, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Tenth Amendment to Contract for Purchase and Sale of Real Estate, dated November 3, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Eleventh Amendment to Contract for Purchase and Sale of Real Estate, dated November 10, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Twelfth Amendment to Contract for Purchase and Sale of Real Estate, dated April 20, 2018, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Thirteenth Amendment* to Contract for Purchase and Sale of Real Estate, dated August 9, 2018, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Fourteenth Amendment* to Contract for Purchase and Sale of Real Estate, dated March 11, 2019, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Fifteenth Amendment* to Contract for Purchase and Sale of Real Estate, dated September 26, 2019, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc. The Contract for Purchase and Sale of Real Estate and the First through Tenth Amendments are incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2017. The Eleventh Amendment is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2017. The Twelfth Amendment is incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2018. The Thirteenth, Fourteenth and Fifteenth Amendments are filed herewith.

Exhibit Number	Description
10.20
Contract for Purchase and Sale of Real Estate, dated June 27, 2017, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by First Amendment to Contract for Purchase and Sale of Real Estate, dated August 24, 2017, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Second Amendment to Contract for Purchase and Sale of Real Estate, dated September 19, 2017, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Third Amendment to Contract for Purchase and Sale of Real Estate, dated October 6, 2017, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Fourth Amendment to Contract for Purchase and Sale of Real Estate, dated October 13, 2017, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Fifth Amendment to Contract for Purchase and Sale of Real Estate, dated October 18, 2017, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Sixth Amendment to Contract for Purchase and Sale of Real Estate, dated October 20, 2017, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Seventh Amendment to Contract for Purchase and Sale of Real Estate, dated October 20, 2017, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Eighth Amendment to Contract for Purchase and Sale of Real Estate, dated November 3, 2017, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Ninth Amendment to Contract for Purchase and Sale of Real Estate, dated November 7, 2017, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Tenth Amendment to Contract for Purchase and Sale of Real Estate, dated November 10, 2017, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Eleventh Amendment to Contract for Purchase and Sale of Real Estate, dated March 27, 2018, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Twelfth Amendment to Contract for Purchase and Sale of Real Estate, dated April 10, 2018, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Thirteenth Amendment* to Contract for Purchase and Sale of Real Estate, dated August 9, 2018, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Fourteenth Amendment* to Contract for Purchase and Sale of Real Estate, dated July 19, 2019, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc. The Contract for Purchase and Sale of Real Estate and the First through Ninth Amendments are incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2017. The Tenth Amendment is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2017. The Eleventh and Twelfth Amendments are incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2018. The Thirteenth and Fourteenth Amendments are filed herewith.

10.21
Contract for Purchase and Sale of Real Estate, dated June 29, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by First Amendment to Contract for Purchase and Sale of Real Estate, dated August 28, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Second Amendment to Contract for Purchase and Sale of Real Estate, dated September 15, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Third Amendment to Contract for Purchase and Sale of Real Estate, dated September 28, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Fourth Amendment to Contract for Purchase and Sale of Real Estate, dated October 9, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Fifth Amendment to Contract for Purchase and Sale of Real Estate, dated October 18, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Sixth Amendment to Contract for Purchase and Sale of Real Estate, dated October 20, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Seventh Amendment to Contract for Purchase and Sale of Real Estate, dated October 31, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Eighth Amendment to Contract for Purchase and Sale of Real Estate, dated November 3, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Ninth Amendment to Contract for Purchase and Sale of Real Estate, dated November 7, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Tenth Amendment to Contract for Purchase and Sale of Real Estate, dated November 10, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Eleventh Amendment to Contract for Purchase and Sale of Real Estate, dated March 29, 2018, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Twelfth Amendment to Contract for Purchase and Sale of Real Estate, dated January 22, 2019, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Thirteenth Amendment to Contract for Purchase and Sale of Real Estate, dated April 18, 2019, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Fourteenth Amendment to Contract for Purchase and Sale of Real Estate, dated May 21, 2019, by and between PCY Holdings, LLC and KB Home Colorado Inc. The Contract for Purchase and Sale of Real Estate and the First through Ninth Amendments are incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2017. The Tenth Amendment is incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2017. The Eleventh Amendment is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2019. The Twelfth Amendment is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2019. The Thirteenth Amendment is incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2019. The Fourteenth Amendment is incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2019

Exhibit Number	Description
16.1	Letter of Crowe Horwath dated December 5, 2017. Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on December 6, 2017.
16.2	Letter of EKS&H LLLP, dated October 4, 2018. Incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on October 4, 2018.
21.1	Subsidiaries *
23.1	Consent of Plante & Moran PLLC *
31.1	Certification under Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith

**	Indicates management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Mark W. Harding
Mark W. Harding, President and Chief Financial Officer
November 12, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Mark W. Harding
Mark W. Harding	President, Chief Financial Officer and Director	November 12, 2019
(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Harrison H. Augur
Harrison H. Augur	Chairman, Director	November 12, 2019

/s/ Patrick J. Beirne
Patrick J. Beirne	Director	November 12, 2019

/s/ Arthur G. Epker III
Arthur G. Epker III	Director	November 12, 2019

/s/ Richard L. Guido
Richard L. Guido	Director	November 12, 2019

/s/ Peter C. Howell
Peter C. Howell	Director	November 12, 2019