Form 10-Q
period 2019-11-30
PURE CYCLE CORP
filed 2020-01-07
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-08814

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 3, 2020:

Common stock, 1/3 of $.01 par value	23,836,598
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:	November 30, 2019	August 31, 2019
	(unaudited)
Current assets:
Cash and cash equivalents	$22,072,442	$4,478,020
Short-term investments	—	5,188,813
Trade accounts receivable, net	878,302	1,099,631
Prepaid expenses and deposits	1,124,013	1,016,751
Inventories	3,861,564	11,613,112
Taxes receivable	—	141,410
Total current assets	27,936,321	23,537,737

Investments in water and water systems, net	51,502,028	50,270,310
Land and mineral interests	5,175,363	5,104,477
Notes receivable - related parties, including accrued interest	999,889	988,381
Other assets	1,911,738	1,945,202
Long-term land investment	450,641	450,641
Operating leases - right of use assets	247,682	—
Deferred tax asset	564,436	1,283,246
Taxes receivable	141,410	141,410
Total assets	$88,929,509	$83,721,404

LIABILITIES:
Current liabilities:
Accounts payable	$275,354	$170,822
Accrued liabilities	560,894	1,097,922
Accrued liabilities (related parties)	2,958,545	2,330,496
Income taxes payable	1,026,899	—
Deferred revenues, current	1,143,771	3,991,535
Deferred oil and gas lease payment and water sales payment	1,548,063	706,464
Total current liabilities	7,513,526	8,297,239

Deferred oil and gas lease payment and water sales payment, less current portion	313,433	360,884
Lease obligations - operating leases, less current portion	177,721	—
Participating Interests in Export Water Supply	329,762	332,140
Total liabilities	8,334,442	8,990,264

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $0.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 23,826,598 and 23,826,598 shares outstanding, respectively	79,427	79,427
Additional paid-in capital	172,465,766	172,360,413
Accumulated other comprehensive income	—	3,891
Accumulated deficit	(91,950,558)	(97,713,023)
Total shareholders’ equity	80,595,068	74,731,141
Total liabilities and shareholders’ equity	$88,929,509	$83,721,404

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended November 30,
	2019	2018
Revenues:
Metered water usage	$140,724	$1,367,851
Wastewater treatment fees	20,497	8,893
Water tap fees recognized	1,672,115	254,826
Lot sales	8,541,643	1,381,196
Other	86,050	59,783
Total revenues	10,461,029	3,072,549

Expenses:
Water service operations	(253,788)	(335,164)
Wastewater service operations	(26,071)	(2,722)
Land development construction costs	(8,063,333)	(1,298,324)
Other	(23,778)	(39,133)
Depletion and depreciation	(219,302)	(151,261)
Total cost of revenues	(8,586,272)	(1,826,604)
Gross profit	1,874,757	1,245,945

General and administrative expenses	(801,371)	(638,833)
Depreciation	(84,782)	(88,013)
Operating income	988,604	519,099

Other income (expense):
Income from reimbursement of construction costs (related party)	6,275,500	—
Oil and gas lease income, net	61,740	13,933
Oil and gas royalty income, net	269,549	31,425
Interest income	54,191	71,162
Other	—	(1,647)
Net Income before taxes	7,649,584	633,972
Income tax expense	1,887,119	—
Net income	$5,762,465	$633,972
Unrealized holding (losses) gains	(3,891)	11,796
Total comprehensive income	$5,758,574	$645,768

Basic and diluted net income per common share	$0.24	$0.03

Weighted average common shares outstanding–basic	23,826,598	23,772,431
Weighted average common shares outstanding–diluted	24,050,695	23,996,393

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three Months ended November 30, 2019 and 2018
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
August 31, 2019 balance:	432,513	$433	23,826,598	$79,427	$172,360,413	$3,891	$(97,713,023)	$74,731,141
Share-based compensation	—	—	—	—	105,353	—	—	105,353
Net income	—	—	—	—	—	—	5,762,465	5,762,465
Unrealized holding loss on investments	—	—	—	—	—	(3,891)	—	(3,891)
November 30, 2019 balance:	432,513	$433	23,826,598	$79,427	$172,465,766	$—	$(91,950,558)	$80,595,068

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
August 31, 2018 balance:	432,513	$433	23,764,098	$79,218	$171,831,293	$66,446	$(102,524,171)	$69,453,219
Stock option exercises			25,000	$84	$78,167	—	—	78,251
Share-based compensation	—	—	—	—	103,476	—	—	103,476
Net income	—	—	—	—	—	—	633,972	633,972
Unrealized holding gain on investments	—	—	—	—	—	11,796	—	11,796
November 30, 2018 balance:	432,513	$433	23,789,098	$79,302	$172,012,936	$78,242	$(101,890,199)	$70,280,714

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended November 30,
	2019	2018
Cash flows from operating activities:
Net income	$5,762,465	$633,972
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	105,353	103,476
Depreciation and depletion	304,084	239,274
Bad debt (recovery) expense	—	(31,233)
Investment in Well Enhancement and Recovery Systems LLC	—	2,615
Interest income and other non-cash items	(105)	(105)
Interest added to receivable from related parties	(10,913)	(9,822)
Deferred income taxes	718,810	—
Proceeds from CAB reimbursement applied to inventories	4,229,501	—
Changes in operating assets and liabilities:
Inventories	4,777,212	(3,356,718)
Trade accounts receivable	221,329	(469,800)
Prepaid expenses	(107,262)	(138,395)
Notes receivable - related parties	(595)	(7,100)
Other assets	—	(90,097)
Accounts payable and accrued liabilities	(386,891)	(1,209,985)
Income taxes	1,168,309	—
Deferred revenues	(2,847,764)	(361,050)
Deferred income - oil and gas lease and water sales payment	794,148	(13,934)
Lease obligations - operating leases	(5,647)	—
Net cash provided by (used in) operating activities	14,722,034	(5,729,048)

Cash flows from investing activities:
Investments in water, water systems and land	(2,273,010)	(2,488,788)
Sale and maturities of short-term investments	5,184,923	3,705,101
Purchase of short-term investments	—	(5,968,800)
Purchase of property and equipment	(37,147)	(42,923)
Net cash provided by (used in) investing activities	2,874,766	(4,795,410)

Cash flows from financing activities:
Proceeds from exercise of options	—	78,251
Payments to contingent liability holders	(2,378)	(3,722)
Net cash provided by (used in) financing activities	(2,378)	74,529

Net change in cash and cash equivalents	17,594,422	(10,449,929)
Cash and cash equivalents – beginning of period	4,478,020	11,565,038
Cash and cash equivalents – end of period	$22,072,442	$1,115,109

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in Inventories included in accounts payable and accrued liabilities	$1,255,164	$1,399,602
Changes in Investments in water, water systems and land included in accounts payable and accrued liabilities	$(737,038)	$930,895
Transfer of income taxes to income taxes receivable	$—	$282,820

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2019

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The November 30, 2019 consolidated balance sheet, the consolidated statements of operations and comprehensive income for the three months ended November 30, 2019 and 2018, the consolidated statements of shareholders’ equity for the three months ended November 30, 2019 and 2018, and the consolidated statements of cash flows for the three months ended November 30, 2019 and 2018 have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at November 30, 2019, and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019 (the “2019 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2019. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full fiscal year. The August 31, 2019 balance sheet was derived from the Company’s audited consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used to account for certain items such as revenue recognition, reimbursable costs and expenses, costs of revenue for lot sales, share-based compensation, deferred tax asset valuation, and the recoverability of long lived  assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a reputable financial institution and U.S. Treasury debt securities. At various times during the three months ended November 30, 2019, the Company’s main operating account exceeded federally insured limits. To date, the Company has not suffered a loss due to such excess balance.

Land Development Inventories

Inventories primarily include land held for development and sale. Inventories are stated at cost. Capitalized lot development costs at Sky Ranch are costs incurred to construct lots at Sky Ranch that meet the Company’s capitalization criteria for improvements to a lot and are capitalized as incurred. The Company capitalizes certain legal, engineering, design, permitting, land acquisition, and construction costs related to the development of lots at Sky Ranch. The Company accumulates land development costs and allocates costs to each lot to determine the cost basis for each lot sale. The Company records all land cost of sales over time based on inputs of costs incurred to date to total estimated costs to complete.

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

Contract Asset

Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required. Contract asset is revenue which has been earned but not yet invoiced. The contract assets are transferred to the receivables when the Company has the right to bill such amounts and they are invoiced.

Index
Investments

Management determines the appropriate classification of its investments in U.S. Treasury debt securities at the time of purchase and re-evaluates such determinations each reporting period.

Securities that the Company does not have the positive intent or ability to hold to maturity, including U.S. Treasury debt securities, are reported at their fair value. Changes in value of such securities are recorded as a component of Accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. As of November 30, 2019, the Company’s U.S. Treasury debt securities had no maturity dates greater than 90 days and were classified as cash and cash equivalents in the Balance Sheet.

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

Long-Term Financial Liabilities – The Comprehensive Amendment Agreement No. 1 (the “CAA”) is comprised of a recorded balance sheet and an off-balance sheet or “contingent” obligation associated with the Company’s acquisition of its “Rangeview Water Supply” (as defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2019 Annual Report). The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (as defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2019 Annual Report). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value. The CAA is described further in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply.

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

Wholesale Water and Wastewater Fees

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

(i)
Monthly water usage and wastewater treatment fees – Monthly wholesale water usage charges are assessed to the Company’s customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent (“SFE”) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company’s water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard-sized lot. Water usage pricing uses a tiered pricing structure. The Company recognizes wholesale water usage revenues at a point in time upon delivering water to its customers or its governmental customers’ end-use customers, as applicable. Revenues recognized by the Company from the sale of “Export Water” and other portions of its “Rangeview Water Supply” off the Lowry Range are shown gross of royalties to the State of Colorado Board of Land Commissioners (the “Land Board”). The Company is the primary distributor of the “Export Water” and sets pricing for the sale of Export Water. Revenues recognized by the Company from the sale of water on the Lowry Range are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District. For water sales on the Lowry Range, the Rangeview District is directly selling the water and deemed the primary distributor of the water. The Rangeview District sets the price for the water sales on the Lowry Range. See further description of Export Water, the Lowry Range, and the Rangeview Water Supply in Note 4 – Water and Land Assets under “Rangeview Water Supply and Water System” in Part II, Item 8 of the 2019 Annual Report.

In addition to providing domestic water, the Company provides raw water for hydraulic fracturing to industrial customers in the oil and gas industry that are located in and adjacent to its service areas. Frack water revenues are recognized at a point in time upon delivering water to a customer.

The Company delivered 748,000 and 114.5 million gallons of water to customers during the three months ended November 30, 2019 and 2018, respectively, of which 6% and 86% was used for oil and gas exploration.

The Company recognizes wastewater treatment revenues monthly based on a flat monthly fee and actual usage charges. The monthly wastewater treatment fees are shown net of amounts retained by the Rangeview District. Costs of delivering water and providing wastewater service to customers are recognized as incurred.

(ii)
Water and wastewater tap fees/Special Facility funding – The Company recognizes water and wastewater tap fees as revenue at the time the Company grants a right for the customer to tap into the water or wastewater service line to obtain service. The Company recognized $1,401,900 and $226,900 of water tap fee revenues during the three months ended November 30, 2019 and 2018, respectively. The water tap fees recognized are based on the amounts billed by the Rangeview District and any amounts paid to third parties pursuant to the CAA as further described in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply below. The Company recognized $270,200 and $28,000 of wastewater tap fee revenues during the three months ended November 30, 2019 and 2018, respectively.

The Company recognizes construction fees, including fees received to construct “Special Facilities,” over time as the construction is completed because the customer is generally able to use the property improvement to enhance the value of other assets during the construction period. Special Facilities are facilities that enable water to be delivered to a single customer and are not otherwise classified as a typical wholesale facility or retail facility. Temporary infrastructure required prior to construction of permanent water and wastewater systems or transmission pipelines to transfer water from one location to another are examples of Special Facilities. Management has determined that Special Facilities are separate and distinct performance obligations because these projects are contracted to construct a specific water and wastewater system or transmission pipeline and typically do not include multiple performance obligations in a contract with a customer. No Special Facilities revenue has been recognized during the three months ended November 30, 2019 or 2018.

(iii)
Consulting fees – Consulting fees are fees that the Company receives, typically on a monthly basis, from municipalities and area water providers along the I-70 corridor, for contract operations services over time as services are consumed. Consulting fees are recognized monthly based on a flat monthly fee plus charges for additional work performed. The Company recognized $12,700 and $47,800 of consulting fees during the three months ended November 30, 2019 and 2018, respectively. The Company is reducing its consulting services in order to focus its resources on the water systems at Sky Ranch. The Company expects consulting fees to be minimal in future periods.

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

The Company sells lots at Sky Ranch pursuant to distinct agreements with each builder. These agreements follow one of two formats. One format is the sale of a finished lot, whereby the purchaser pays for a ready-to-build finished lot and payment is a lump-sum payment upon completion of the finished lot that is permit ready. The Company will recognize revenues at the point in time of the closing of the sale of a finished lot in which control transfers to the builder as the transaction cycle will be complete and the Company will have no further obligations for the lot. During the three months ended November 30, 2019, the Company received payment and recognized revenue of $1,430,600 from one home builder in exchange for the delivery of 21 finished lots. No revenue was recognized for lot sales at a point in time for the three months ended November 30, 2018.

The Company’s second format is the sale of finished lots pursuant to a development agreement with builders, whereby the Company receives payments in stages that include (i) payment upon the delivery of platted lots (which requires the Company to deliver deeded title to individual lots), (ii) a second payment upon the completion of certain infrastructure milestones, and (iii) final payment upon the delivery of the finished lot. Ownership and control of the platted lots pass to the builders once the Company closes the sale of the platted lots. Because the builder (i.e., the customer) takes control of the lot at the first closing and subsequent improvements made by the Company improve the builder’s lot as construction progresses, the Company accounts for revenue over time with progress measured based upon costs incurred to date compared to total expected costs.  Any revenue in excess of amounts entitled to be billed is reflected on the balance sheet as a contract asset, and amounts received in excess of revenue recognized are recorded as deferred revenue. As of November 30, 2019, the Company had received cumulative payments of approximately $18 million under development agreements relating to 293 lots from two home builders, of which approximately $17.0 million of revenue was recognized over time based on the costs incurred to date compared to total expected costs for full completion of the 293 lots. For the three months ended November 30, 2019 and 2018, the Company recognized $7,111,000 and $1,381,200 of lot sales over time, respectively. The Company had deferred revenue related to lot sales of $1,143,800 as of November 30, 2019. The Company had a contract asset of $1,020,100 as of November 30, 2018. The Company does not have any material significant payment terms as all payments are expected to be received within 12 months after the delivery of each platted lot.  The Company adopted the practical expedient for financing components and does not need to account for a financing component of these lot sales as the delivery of lot sales is expected to occur within one year or less.

(ii)
Construction support activities – The Company performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance of the grading erosion and sediment control best management practices and other construction-related services. These activities are invoiced upon completion and are included in Inventories and subsequently expensed through Land development construction costs until bonds are issued by the Sky Ranch Districts (as defined in Note 6 – Related Party Transactions) and/or the CAB and the CAB reimburses the Company for public improvements. Refer to section (iv) Reimbursable Costs for Public Improvements for details on repayment of reimbursable costs. To date, the Company has invoiced the CAB $533,500 for construction support activities, which amount is included in Inventories.

(iii)
Project management services – The Company entered into two Service Agreements for Project Management Services with the CAB beginning on May 2, 2018. Pursuant to these agreements, the Company acts as the project manager and provides any and all services required to deliver the CAB-eligible improvements, including but not limited to CAB compliance; planning design and approvals; project administration; contractor agreements; and construction management and administration. The Company must submit to the CAB a monthly invoice, in a form acceptable to the CAB, detailing all project management activities during the period. The Company is responsible for all expenses it incurs in the performance of the agreements and is not entitled to any reimbursement or compensation except as defined in the agreements, unless otherwise approved in advance by the CAB in writing. The CAB is subject to annual budget and appropriation procedures and does not intend to create a multiple-fiscal year direct or indirect debt or other financial obligation. The Company receives a project management fee of five percent (5%) of actual construction costs of CAB-eligible improvements. The project management fee qualifies as a reimbursable cost to the Company. The project management fee is based only on the actual costs of the improvements; thus, items such as fees, permits, review fees, consultant or other soft costs, and land acquisition or any other costs that are not directly related to the cost of construction of CAB-eligible improvements are not included in the calculation of the project management fee. Soft costs and other costs that are not directly related to the construction of CAB-eligible improvements are included in Inventories and accounted for in the same manner as construction support activities as described above. The Company and the CAB have agreed that no payment is required by the CAB with respect to project management fees unless and until the CAB and/or the Sky Ranch Districts issue municipal bonds in an amount sufficient to reimburse the Company for all or a portion of advances provided or expenses incurred for reimbursables. Due to this contingency, the project management fees are being accrued to revenue with a corresponding allowance until the point in time when bonds are issued by the Sky Ranch Districts and/or the CAB and the CAB reimburses the Company for the public improvements. At that point, the portion of the project management fees repaid will be recognized as revenue. To date, the Company has accrued $869,900 in project management services to the CAB.

Index
(iv)
Reimbursable Costs for Public Improvements – The CAB is required to construct certain public improvements, such as water distribution systems, sewer collection systems, storm water systems, drainage improvements, roads, curb, sidewalks, landscaping and parks, the costs of which may qualify as reimbursable costs. The Company is obligated to finance this infrastructure pursuant to its agreements with the CAB (see Note 6 – Related Party Transactions). These public improvements are constructed pursuant to design standards specified by the Sky Ranch Districts and/or the CAB, and, after inspection and acceptance, are turned over to the applicable governmental entity to operate and maintain. As these public improvements are owned and operated on behalf of a governmental entity, they may qualify for reimbursement.

The Company and the CAB have agreed that no payment is required with respect to advances made by the Company or expenses incurred related to construction of public improvements unless and until the CAB and/or the Sky Ranch Districts issue bonds in an amount sufficient to reimburse the Company for all or a portion of the advances made and expenses incurred. Due to this contingency, the reimbursable costs for the construction of public improvements, including reimbursable costs for construction support activities, are included in Inventories and subsequently expensed through Land development construction costs until the point in time when the CAB reimburses the Company for such public improvements. The Company submits specific costs for reimbursement to the CAB.  Based on the specific costs being reimbursed by the CAB, the Company records those costs that have been previously expensed in cost of sales as other income and those costs that remain capitalized as inventory costs as a reduction of the related inventory costs held in Inventories. Any reimbursable costs repaid after all capitalized expenses and lot revenues have been fully recognized will be recorded as other income.

All amounts owed under the 2018 FFAA (as defined in Note 6 – Related Party Transactions) bear interest at a rate of 6% per annum. No payment is required of the CAB for advances made to the CAB or expenses incurred related to construction of public improvements unless and until the CAB and/or Sky Ranch Districts issue bonds in an amount sufficient to reimburse the Company for all or a portion of advances or other expenses incurred. Due to this contingency, interest is accrued to Interest Income with a corresponding allowance until the point in time when bonds are issued. At that point, the allowance will be reversed for the portion of the accrued interest repaid and the accrued interest will be recognized. To date, the Company has accrued $1,031,700 for accrued interest for advances made to the CAB.

On November 19, 2019, the CAB sold tax-exempt, fixed rate senior bonds in the aggregate principal amount of approximately $11,435,000 and tax-exempt, fixed-rate subordinate bonds in the aggregate principal amount of approximately $1,765,000 (collectively, the “Bonds”). Upon the sale of the Bonds approximately $10.5 million of the net proceeds from the Bonds were used to partially reimburse the Company for advances it made to the CAB pursuant to the 2018 FFAA to fund the construction of public improvements to the Sky Ranch property. Approximately $2.7 million of the bond proceeds were retained by the CAB in cash in order to repay debt service through 2021, when the CAB expects to generate enough revenue through mill levies, to repay bond holders.

The Company applied approximately $4.2 million of the net proceeds to partially reduce the remaining capitalized expenses in Inventories and the excess of the capitalized public improvement expenses of approximately $6.3 million was recognized as Income from reimbursement of construction costs (related party) in other income. As a result of the reimbursed costs, the margin from land development revenues is expected to increase to approximately 27%.

The Company records all reimbursable costs to Inventories and subsequently expenses these costs through Land development construction costs. All unpaid reimbursable costs, that the Company believes are recoverable from the CAB are accrued to a Note Receivable from the CAB pursuant to the 2018 FFAA. Each period, the Company performs an impairment analysis on the recoverability of the outstanding reimbursable costs. The following table summarizes all reimbursable costs incurred to date, payments made from the CAB and any outstanding reimbursable amounts.

	As of November 30, 2019
	Costs incurred to date	Payments repaid by CAB	Net costs incurred to date
Construction support activities	$533,500	$—	$533,500
Project management services	869,900	—	869,900
Public Improvements	22,966,400	10,505,000	12,461,400
Accrued interest	1,031,700	—	1,031,700
Total reimbursable costs	$25,401,500	$10,505,000	$14,896,500

The Company expects to incur approximately an additional $6.0 million of construction costs related to public improvements and expects to be reimbursed approximately an additional $18.5 million.

Index
The Company evaluated disaggregation of revenue and has determined that no additional disaggregation of revenue is necessary.

Contract asset by segment is as follows:

The Company did not have a contract asset at November 30, 2019 or August 30, 2019.  The contract asset at November 30, 2018, related solely to the Company’s land development activities.

Changes in contract asset were as follows:

	November 30, 2019	August 31, 2019
Balance, beginning of period	$—	$—
Recognition of revenue contract asset	—	1,020,146
Contract asset invoiced	—	(1,020,146)
Balance, end of period	$—	$—

Deferred revenue by segment is as follows:

	November 30, 2019	August 31, 2019
Land development activities	$1,143,771	$3,991,535
Oil and gas leases and water sales payment	1,861,496	1,067,348
Balance, end of period	$3,005,267	$5,058,883

The current portion of deferred revenue for oil and gas leases and water sales payment as of November 30, 2019 and August 31, 2019,  is $1,548,063 and $706,464, respectively. There were no water segment deferred revenues as of November 30, 2019 and August 31, 2019.

Changes in deferred revenue were as follows:

	November 30, 2019	August 31, 2019
Balance, beginning of period	$5,058,883	$1,846,630
Deferral of revenue	8,469,154	12,700,065
Recognition of unearned revenue	(10,522,770)	(9,487,812)
Balance, end of period	$3,005,267	$5,058,883

The recognition of unearned revenue was $8,541,643 and $5,920,319 from land development activities and $1,981,127 and $3,567,493 from oil and gas leases and water sales payments for the three months ended November 30, 2019 and August 31, 2019, respectively.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. At November 30, 2019, the Company had outstanding open contracts for $13,739,100, which primarily related to the sale of 506 lots at Sky Ranch. The Company expects to recognize approximately 84% of such revenue over the next 12 months.

Inventories

Inventories primarily include land held for development and sale, which the Company has begun developing and are stated at cost. Capitalized lot development costs at Sky Ranch are costs incurred to construct finished lots at Sky Ranch that meet the Company’s capitalization criteria for improvements to a lot and are capitalized as incurred. The Company capitalizes certain legal, engineering, design, permitting, land acquisition, and construction costs related to the development of lots at Sky Ranch. The Company uses the specific identification method for purposes of accumulating land development costs and allocates costs to each lot to determine the cost basis for each lot sale. The Company records all land cost of sales when a lot is completed and sold on a lot-by-lot basis. Costs included in Inventories include common area costs that the Company funded through the CAB. The Company expects that such costs will be reimbursable by the CAB. The Company will record future reimbursements as a reduction of reimbursable capitalized costs remaining in Inventories once the CAB has the ability to reimburse the costs (i.e., once the Sky Ranch Districts and/or the CAB has issued bonds).

Index
In accordance with ASC 360, the Company measures land held for sale at the lower of the carrying value or net realizable value. In determining net realizable value, the Company primarily relies upon the most recent negotiated price. If a negotiated price is not available, the Company will consider several factors, including, but not limited to, current market conditions, recent comparable sales transactions and market analysis studies. If the net realizable value is lower than the current carrying value, the land is written down to its net realizable value.

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

Oil and Gas Lease Payments

As described in Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2019 Annual Report, the Company entered into a Paid-Up Oil and Gas Lease (the “Sky Ranch O&G Lease”) and a Surface Use and Damage Agreement that were subsequently purchased by a wholly owned subsidiary of ConocoPhillips Company. Six wells have been drilled within the Company’s mineral interest and placed into service (four new wells beginning in fiscal 2020) and are producing oil and gas and accruing royalties to the Company. During the three months ended November 30, 2019 and 2018, the Company received $269,500 and $31,400 net of taxes, respectively, in royalties attributable to these wells. The Company classifies income from oil and gas lease and royalty payments as Other income in the statement of operations and comprehensive income as the Company does not consider these arrangements to be a primary operating business activity.

Deferred Revenue

In July 2019, the Company received an up-front payment of $573,700 from an Agreement on Locations of Oil and Gas Operations for a pad site covering approximately 16 acres with the operator of the Sky Ranch O&G Lease (the “OGOA”), which will be recognized as income on a straight-line basis over three years. If after three years the operator has not spud at least one well on the OGOA, the operator may extend the right to the OGOA one additional year by paying $75,000 to the Company. The operator may only extend the OGOA for two additional years for a total of five years. The Company recognizes the up-front payments on a straight-line basis over the terms of the respective agreements. During the three months ended November 30, 2019, the Company recognized $47,800 of income related to the up-front payments received pursuant to the OGOA. No revenue was recognized for the three months ended November 30, 2018 related to the up-front payments received pursuant to the OGOA. As of November 30, 2019, and August 31, 2019 the Company had deferred revenue of $499,700 and $547,500, respectively, related to the OGOA.

In September 2017, the Company entered into a Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP (the “Bison Lease”). Pursuant to the Bison Lease, the Company received an up-front payment of $167,200 in October 2017, which will be recognized as income on a straight-line basis over the three year term of the lease. The Company recognized lease income of $13,900 during the three months ended November 30, 2019 and 2018 related to the up-front payment received pursuant to the Bison Lease. As of November 30, 2019, and August 31, 2019, the Company had deferred revenue of $46,500 and $60,400, respectively, related to the Bison Lease that will be recognized as income ratably through September 2020.

The Company also received a payment of $425,800 in fiscal 2019 from one of its industrial water customers and $822,500 in the quarter ended November 30, 2019, to reserve first priority water for its oil and gas fracking needs for defined periods during 2020. As the Customer uses the forecasted volumes each month, the Company will recognize revenue based on the volumes used. The Customer may take such volumes up to one year from invoice date. If the Customer does not take the forecasted volumes in the anticipated period, such volumes are forfeited by the Customer. At that time, any payments received for unused volumes will be recognized as revenue. As of November 30, 2019, the Company had deferred revenue of $1.2 million as a result of these advanced water purchase payments.

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

Share-Based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company records share-based compensation costs as expense over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. The impact on the income tax provision for the granting and exercise of stock options during the three months ended November 30, 2019 was a tax expense of approximately $26,000. Because the Company had a full valuation allowance on its deferred tax assets as of November 30, 2018 there was no effect on the tax provision during the period. The Company recognized $105,400 and $103,500 of share-based compensation expense during the three months ended November 30, 2019 and 2018, respectively.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits as of November 30, 2019.

As a result of H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), signed into law on December 22, 2017, the Company has a $282,000 alternative minimum tax (“AMT”) deferred tax asset for which it did not have a valuation allowance as of November 30, 2019 and August 31, 2019.  The Company expects to receive the AMT as a refund in future years.  Most, if not all, of this credit will be refundable starting with the filing of the 2018 (fiscal year ending 2019) through 2021 (fiscal year ending 2022) tax returns, subject to limitations of Internal Revenue Code Section 382 (arises with ownership changes) and the sequestration limitation of the Balanced Budget Act of 1997.

The Company’s effective tax rate was 24.7% for the three months ended November 30, 2019. The effective tax rate was 0% for the three months ended November 30, 2018 due to the valuation allowance the Company maintained on its net deferred tax asset.

The Company records deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry-forwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The Company maintained a valuation allowance on the net deferred tax asset other than AMT credits as of November 30, 2018, as the Company had determined it was more likely than not that the Company would not realize its deferred tax assets as of November 30, 2018. Such assets primarily consisted of operating loss carryforwards. The Company assessed the realizability of its deferred tax asset using all available evidence. In particular, the Company considered both historical results and projections of profitability for the reasonably foreseeable future periods. The Company is required to reassess its conclusions regarding the realization of its deferred tax assets at each financial reporting date. As a result of the evaluation, the Company concluded that all of the valuation allowance was no longer necessary as of August 31, 2019 and released the valuation allowance.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal year 2015 through fiscal year 2018.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At November 30, 2019, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the three months ended November 30, 2019 or 2018.

Index
Income per Common Share

Income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Common stock options of 224,097 and 223,962 common share equivalents as of the three months ended November 30, 2019 and 2018, respectively, were included in the calculation of income per common share as dilutive common stock equivalents using the treasury stock method. Common stock options aggregating 50,000 common share equivalents as of the three months ended November 30, 2018, have been excluded from the calculation of income per common share as their effect is anti-dilutive.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU 2016-02 provides guidance on the recognition, measurement, presentation and disclosure of leases. The new standard supersedes the present GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. This standard is effective for fiscal years beginning after December 15, 2018. The Company adopted the standard effective September 1, 2019, and recorded a right-of-use asset of approximately $258,900 and a lease obligation liability of approximately $252,300.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the NASDAQ Stock Market. The Company had no Level 1 assets or liabilities as of November 30, 2019 or August 31, 2019.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had zero and one Level 2 assets as of November 30, 2019 and August 31, 2019, respectively, which consisted of U.S. Treasury debt securities.

Index
Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability, the contingent portion of the CAA, as of November 30, 2019 and August 31, 2019. The Company has determined that the contingent portion of the CAA does not have a determinable fair value (see Note 4 – Long-Term Obligations and Operating Lease).

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

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of November 30, 2019:

Fair Value Measurement Using:
	Fair Value	Cost / Other Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Accumulated Unrealized Gains and (Losses)
U.S. Treasury debt securities	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of August 31, 2019:

			Fair Value Measurement Using:
	Fair Value	Cost / Other Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Accumulated Unrealized Gains and (Losses)
U.S. Treasury debt securities	$4,996,000	$4,992,100	$—	$4,996,000	$—	$3,900
Total	$4,996,000	$4,992,100	$—	$4,996,000	$—	$3,900

The Company also held a certificate of deposit that is not carried at fair value on the consolidated balance sheets and is classified as a held-to-maturity security. As of November 30, 2019, the carrying amount of held-to-maturity securities was $0. As of August 31, 2019, the carrying amount of held-to-maturity securities was $192,800 and is recorded as short-term investments in the accompanying consolidated financial statements.

NOTE 3 – WATER AND LAND ASSETS

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2019 Annual Report. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the three months ended November 30, 2019.

Investment in Water and Water Systems

The Company’s Investments in Water and Water Systems consist of the following costs and accumulated depreciation and depletion at November 30, 2019 and August 31, 2019:

Index
	November 30, 2019		August 31, 2019
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Rangeview Water Supply	$14,827,000	$(15,000)	$14,823,800	$(14,700)
Sky Ranch water rights and other costs	7,452,100	(811,500)	7,371,500	(757,400)
Fairgrounds water and water system	2,899,800	(1,173,000)	2,899,800	(1,151,000)
Rangeview water system	5,644,200	(425,900)	5,617,800	(372,300)
Water Supply – Other	4,761,200	(916,400)	4,758,200	(860,100)
Wild Pointe service rights	1,631,800	(489,800)	1,631,800	(489,800)
Sky Ranch pipeline	5,727,200	(459,300)	5,723,700	(411,600)
Lost Creek water supply	3,342,600	—	3,324,000	—
Construction in progress	9,507,000	—	8,176,600	—
Totals	55,792,900	(4,290,900)	54,327,200	(4,056,900)
Net investments in water and water systems	$51,502,000		$50,270,300

Capitalized terms in this section not defined herein are defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2019 Annual Report.
Construction in progress primarily consists of the Sky Ranch water reclamation facility. The Company anticipates the facility will be placed in service during the second quarter of 2020.

Depletion and Depreciation

The Company recorded depletion charges of $300 and $600 during the three months ended November 30, 2019 and 2018, respectively. The depletion was related entirely to the Rangeview Water Supply.

The Company recorded $303,800 and $238,700 of depreciation expense during the three months ended November 30, 2019 and 2018, respectively. These figures include $84,800 and $88,000 of depreciation expense for other equipment not included in the table above in the three months ended November 30, 2019 and 2018, respectively.

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

From time to time, the Company reacquired various portions of the CAA obligations, which retained their original priority, including the Land Board’s CAA interest which was assigned and relinquished to the Company in 2014. The Company did not make any CAA acquisitions during the three months ended November 30, 2019 and 2018.

Index
The Company is currently allocated approximately 88% of the total proceeds from the sale of Export Water after payment of the Land Board royalty. As a result of the acquisitions and consideration from cumulative sales of Export Water as detailed in the table below, the remaining potential third-party obligation at November 30, 2019, is approximately $1 million.

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third-Party Obligation	Participating Interests Liability	Contingency
Original balances	$—	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2019:
Acquisitions	—	28,042,500	(28,042,500)	(9,790,000)	(18,252,500)
Relinquishment	—	2,386,400	(2,386,400)	(832,100)	(1,554,300)
Option payments - Sky Ranch and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	903,600	(740,400)	(163,200)	(56,700)	(106,500)
Balance at August 31, 2019	1,547,000	29,491,600	987,600	332,200	655,400
Fiscal 2019 activity:
Export Water sale payments	57,300	(50,500)	(6,800)	(2,400)	(4,400)
Balance at November 30, 2019	$1,604,300	$29,441,100	$980,800	$329,800	$651,000

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means that the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. Of the next approximately $6.4 million of Export Water payouts, which based on current payout levels would occur over several years, the Company will receive approximately $5.6 million of revenue. Thereafter, the Company will be entitled to all but approximately $220,000 of the proceeds from the sale of Export Water after deduction of the Land Board royalty.

WISE Partnership

The Company, through the Rangeview District, entered into the Amended and Restated WISE Partnership – Water Delivery Agreement, dated December 31, 2013 (the “WISE Partnership Agreement”), among the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”), the City of Aurora acting by and through its Utility Enterprise (“Aurora Water”), and the South Metro WISE Authority (“SMWA”). The SMWA was formed by the Rangeview District and nine other governmental or quasi-governmental water providers pursuant to the South Metro WISE Authority Formation and Organizational Intergovernmental Agreement, dated December 31, 2013 (the “SM IGA”), to enable the members of SMWA to participate in the regional water supply project known as the Water Infrastructure Supply Efficiency partnership (“WISE”) created by the WISE Partnership Agreement. The SM IGA specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. The WISE Partnership Agreement provides for the purchase of certain infrastructure (i.e., pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water.

Pursuant to the terms of the Rangeview/Pure Cycle WISE Project Financing Agreement (the “WISE Financing Agreement”) between the Company and the Rangeview District, the Company has an agreement to fund the Rangeview District’s participation in WISE effective as of December 22, 2014. The Company’s cost of funding the Rangeview District’s purchase of its share of existing infrastructure and future infrastructure for WISE and funding operations and water deliveries related to WISE is projected to be approximately $7 million over the next five years. See further discussion in Note 6 – Related Party Transactions.

Lease Commitments

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. Effective as of February 2018, the Company entered into an operating lease for approximately 11,393 square feet of office and warehouse space. The lease has a three-year term with payments of $6,600 per month and an option to extend the primary lease term for a two-year period at a rate equal to a 12.5% increase over the primary base payments. The change in the lease costs is not material to the Company’s operations.

The Company did not enter into any new leases in the three months ended November 30, 2019. Rent expense consisted of operating lease expense of $21,300 for the three months ended November 30, 2019. There was no sublease rental income for the three months ended November 30, 2019. We paid $19,800 against Lease obligations — operating leases in the three months ended November 30, 2019.

Index
Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company combines the lease and non-lease components in determining the lease liabilities and right-of-use (“ROU’) assets.

The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rate of 6% on August 31, 2019, for all leases that commenced prior to that date. We also elected the hindsight practical expedient to determine the lease term for existing leases. Our election of the hindsight practical expedient resulted in the lengthening of the lease term related to our lease.

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the consolidated balance sheet as follows:

As of November 30, 2019
Operating leases - right of use assets	$247,682

Accounts payable and accrued liabilities	$64,315
Lease obligations - operating leases, net of current portion	177,721
Total lease liability	$242,036

Weighted average remaining lease term (in years)	3.2
Weighted average discount rate	6.0%

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

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the three months ended November 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value
Outstanding at August 31, 2019	555,500	$6.33	6.27	$2,527,590
Granted (1)	130,000	$10.41
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at November 30, 2019	685,500	$7.10	6.99	$3,645,825

Options exercisable at November 30, 2019	473,000	$5.73	5.82	$3,165,212

(1)	Includes 50,000 shares granted to Mr. Harding on September 27, 2019 and 80,000 total shares granted to employees on September 25, 2019.

The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan as of and for the three months ended November 30, 2019:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2019	152,500	$4.03
Granted	130,000	4.60
Vested	(70,000)	3.68
Forfeited	—	—
Non-vested options outstanding at November 30, 2019	212,500	$4.20

Index
All non-vested options are expected to vest.

Stock-based compensation expense was $105,400 and $103,500 for the three months ended November 30, 2019 and 2018, respectively.

At November 30, 2019, the Company had unrecognized compensation expenses totaling $713,500 relating to non-vested options that are expected to vest. The weighted-average period over which these options are expected to vest is approximately two years.

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

The Rangeview District

On December 16, 2009, the Company entered into a Participation Agreement with the Rangeview District, whereby the Company agreed to provide funding to the Rangeview District in connection with the Rangeview District joining the South Metro Water Supply Authority (“SMWSA”). The Company provides funding pursuant to the Participation Agreement annually with $17,400 and $22,200 being provided during fiscal years 2020 and 2019, respectively.

Through the WISE Financing Agreement, the Company agreed to fund the Rangeview District’s cost of participating in the regional water supply project known as the WISE partnership. The Company anticipates spending approximately $7 million over the next five fiscal years to fund the Rangeview District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE and to fund operations and water deliveries related to WISE. To date, the Company has capitalized the funding provided pursuant to the WISE Financing Agreement because the funding has been provided to purchase capacity in the WISE infrastructure. The Company’s total investment in the WISE assets as of November 30, 2019, is approximately $3.5 million.

In 1995, the Company extended a loan to the Rangeview District. The loan provided for borrowings of up to $250,000, is unsecured, and bears interest based on the prevailing prime rate plus 2% (7.50% at November 30, 2019). The maturity date of the loan is December 31, 2020. In January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect. Of the November 30, 2019 balance in Notes receivable - related parties, $972,500 includes borrowings by the Rangeview District of $553,400 and accrued interest of $419,100.

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

On September 18, 2018, the parties entered into a series of agreements, including a Facilities Funding and Acquisition Agreement with an effective date of November 13, 2017 (the “2018 FFAA”), which supersedes and consolidates the previous funding agreements between the Company and the CAB and the Company and Sky Ranch Metropolitan District No. 5 pursuant to which

Index
●
the CAB agreed to repay the amounts owed by Sky Ranch Metropolitan District No. 5 to the Company, and the previous Facilities Funding and Acquisition Agreement entered into between the Company and Sky Ranch Metropolitan District No. 5 in 2014 was terminated;

●	a Project Funding and Reimbursement Agreement and a June 2018 Funding Acquisition Agreement between the CAB and the Company were terminated;
●	the CAB acknowledged all amounts owed to the Company under the terminated agreements, as well as amounts the Company incurred to finance the formation of the CAB; and
●
the Company agreed to fund an agreed upon list of improvements to be constructed by the CAB with an estimated cost of $30,000,000 (including improvements already funded) on an as-needed basis for calendar years 2018–2023.

All amounts owed under the 2018 FFAA bear interest at a rate of 6% per annum. No payment is required of the CAB for advances made to the CAB or expenses incurred related to construction of public improvements unless and until the CAB and/or Sky Ranch Districts issue bonds in an amount sufficient to reimburse the Company for all or a portion of advances or other expenses incurred. Due to this contingency, interest is accrued to Interest Income with a corresponding allowance until the point in time when bonds are issued. At that point, the allowance will be reversed for the portion of the accrued interest repaid and the accrued interest will be recognized. The CAB agrees to exercise reasonable efforts to issue bonds to reimburse the Company subject to certain limitations. In addition, the CAB agrees to utilize any available moneys not otherwise pledged to payment of debt, used for operation and maintenance expenses, or otherwise encumbered, to reimburse the Company. Any advances not paid or reimbursed by the CAB by December 31, 2058, shall be deemed forever discharged and satisfied in full.

As of November 30, 2019, the balance of the Company’s advances, net of reimbursed costs in November 2019, to the CAB totaled $12.5 million, of which $2.9 million is included in Inventories and $9.6 million was expensed through Land development construction costs of revenues. The advances have been used by the CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the CAB.  Based on the specific costs being reimbursed by the CAB, the Company records those costs that have been previously expensed in cost of sales as other income and those costs that remain capitalized as inventory costs as a reduction of the related inventory costs held in Inventories. Any reimbursable costs repaid after all capitalized expenses and lot revenues have been fully recognized will be recorded as other income.

Refer to Note 1 – Presentation of Interim Information - Revenue Recognition - Land Development Activities for a summary of reimbursable costs incurred to date, payments made from the CAB and any outstanding reimbursable amounts.

In September 2018, effective as of November 13, 2017, the Company entered into an Operation Funding Agreement with the CAB obligating the Company to advance funding to the CAB for operation and maintenance expenses for the 2018 and 2019 calendar years. All payments are subject to annual appropriations by the CAB in its absolute discretion.  The advances by the Company accrue interest at the rate of 6% per annum from the date of the advance. $27,400 of the balance of the Notes receivable – related parties at November 30, 2019, includes borrowings by the CAB of $25,500 and accrued interest of $1,900.

NOTE 7 – SIGNIFICANT CUSTOMERS

Water and Wastewater

Pursuant to the Rangeview Water Agreements (defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2019 Annual Report) and an Export Service Agreement entered into with the Rangeview District dated June 16, 2017, the Company provides water and wastewater services on the Rangeview District’s behalf to the Rangeview District’s customers. Sales to the Rangeview District accounted for 51% and 5% of the Company’s total water and wastewater revenues for the three months ended November 30, 2019 and 2018, respectively. The Rangeview District has one significant customer, the Ridgeview Youth Services Center. The Rangeview District’s significant customer accounted for 38% and 3% of the Company’s total water and wastewater revenues for the three months ended November 30, 2019 and 2018, respectively.

Revenues related to the provision of water for the oil and gas industry to one customer accounted for approximately 30% of the Company’s water and wastewater revenues for the three months ended November 30, 2019. Revenues related to the provision of water for the oil and gas industry to two customers represented approximately 52% and 42%, respectively, of the Company’s water and wastewater revenues for the three months ended November 30, 2018.

Land Development

Revenues from three customers represented 100% of the Company’s land development revenues for the three months ended November 30, 2019. The three customers represented 74%, 17% and 9%, respectively, of the Company’s land development revenues for the three months ended November 30, 2019. Revenues from two customers represented 100% of the Company’s land development revenues for the three months ended November 30, 2018. The two customers represented 66% and 34%, respectively, of the Company’s land development revenues for the three months ended November 30, 2018.

Index
Accounts Receivable

The Company had accounts receivable from the Rangeview District which accounted for 74% and 40% of the Company’s trade receivables balances at November 30, 2019 and August 31, 2019, respectively. The Company had accounts receivable from one other customer which accounted for approximately 15% and 57% of its trade receivable balances at November 30, 2019 and August 31, 2019, respectively. Accounts receivable from the Rangeview District’s largest customer accounted for 6% and 5% of the Company’s water and wastewater trade receivables as of November 30, 2019 and August 31, 2019, respectively.

NOTE 8 – ACCRUED LIABILITIES

At November 30, 2019, the Company had accrued liabilities of $3,519,400, of which $64,300 was for current operating lease obligations, $98,100 was for estimated property taxes, $33,500 was for professional fees, and $3,323,500 was for operating payables, of which $2,654,700 is payable to the CAB for the development of Sky Ranch. These costs are also included in Inventories or expensed through Land development construction costs.

At August 31, 2019, the Company had accrued liabilities of $3,428,400, of which $460,500 was for accrued compensation, $94,000 was for estimated property taxes, $70,000 was for professional fees and the remaining $2,803,900 was related to operating payables, of which $1,399,600 is payable to the CAB for the development of Sky Ranch. These costs were also included in Inventories or expensed through Land development construction costs.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has historically been involved in various claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Company records an accrual for a material loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company makes such estimates based on information known about the claims and experience in contesting, litigating and settling similar claims. Disclosures are also provided for reasonably possible losses that could have a material effect on the Company’s financial position, results of operations or cash flows. The Company was not involved in litigation or other legal proceedings and had no contingencies where the risk of material loss was reasonably possible as of November 30, 2019, or August 31, 2019.

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

As part of the Company’s land development activities at Sky Ranch, the Company entered into contracts for the sale of lots (see Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2019 Annual Report). The Company identified land development and lot sales as a separate segment beginning in the fiscal year 2018.

Oil and gas royalties and licenses are a passive activity and not an operating business activity and, therefore, are not classified as a segment.

The following table summarizes wholesale water and wastewater services and land development revenue information by segment:

	Three Months Ended November 30,
	2019	2018
Wholesale water and wastewater services	$1,919,386	$1,691,353
Land development activities	8,541,643	1,381,196
Total revenues	$10,461,029	$3,072,549

Index
The following table summarizes wholesale water and wastewater services and land development pretax income by segment:

	Three Months Ended November 30,
	2019	2018
Wholesale water and wastewater services	$1,396,447	$1,163,073
Land development activities	6,753,810	82,872
Depreciation, general and administrative expenses	(500,673)	(611,973)
Total pretax income	$7,649,584	$633,972

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

	November 30, 2019	August 31, 2019
Wholesale water and wastewater services	$52,547,240	$51,588,079
Land development activities	9,193,174	16,866,542
Corporate	27,189,095	15,266,783
Total assets	$88,929,509	$83,721,404

NOTE 11 – INCOME TAXES

The Company recorded income tax expense of $1,887,100 and $0 for the three months ended November 30, 2019 and 2018, respectively. The net expense during the three months ended November 30, 2019 consisted of current income tax expense of $1,168,300 and deferred income tax expense of $718,800. The current tax expense consists of income tax primarily from our Gain from reimbursement of construction costs (related party). The deferred tax expense consists of the usage of the Company’s remaining $2.5 million net operating loss carryforwards and payment of deferred compensation in the current period.

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items. At November 30, 2019 the Company is currently estimating an annual effective tax rate of approximately 25%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 24.7% for the three months ended November 30, 2019. The company did not record income tax expense for the three months ended November 30, 2018.

No taxes were paid during the three months ended November 30, 2019 and 2018, respectively.

Deferred income taxes reflect the tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of November 30, 2019 and August 31, 2019 are as follows:

	For the Periods Ended:
	November 30, 2019	August 31, 2019
Deferred tax assets (liabilities):
Net operating loss carryforwards	$—	$609,439
Accrued compensation	—	113,559
Deferred revenues	134,670	149,895
Depreciation and depletion	(52,976)	(46,408)
Non-qualified stock options	436,614	410,633
Other	46,128	46,128
Net deferred tax asset	$564,436	$1,283,246

Index
The Company maintained a valuation allowance on the net deferred tax asset other than AMT credit carryforwards as of August 31, 2018. For the fiscal year ended August 31, 2019, the Company has determined it is more likely than not that the Company will realize its deferred tax assets, which consist primarily of net operating loss carryforwards. The Company assessed the realizability of its deferred tax assets using all available evidence; considering both historical results and projections of profitability for the reasonably foreseeable future periods. As a result of the Company’s annual reassessment of its conclusions regarding the realization of its deferred tax assets at each financial reporting date, the Company concluded that its deferred tax assets are realizable, and therefore, the valuation allowance is no longer necessary.

At August 31, 2019, the Company had $2.5 million of net operating loss carryforwards available for income tax purposes. The net operating loss carryforwards expire at various times beginning in 2036 and ending in 2038 for federal income tax purposes and expire at various times beginning in 2035 and ending in 2036 for state income tax purposes. As of November 31, 2019, the Company used the remaining balance of its net operating loss carryforwards.

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

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition and should be read in conjunction with the accompanying consolidated financial statements and the notes thereto and the financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 (the “2019 Annual Report”). This section focuses on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:

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

Our Business

Pure Cycle Corporation (“we,” “us,” or “our”) is a Colorado corporation that operates in two business segments. We develop wholesale water and wastewater systems in the water-short Denver metropolitan area and are developing a Master Planned Community on approximately 930 acres of land located along the Interstate 70 corridor (“I-70”), approximately four miles south of Denver International Airport (“DIA”). The Company has accumulated valuable water and land interests over the past 30 years and has developed an extensive network of wholesale water production, storage, treatment and distribution systems, and wastewater collection and treatment systems which serve domestic, commercial and industrial customers in the Denver metropolitan region. Our land assets are located in one of the most active development areas in the Denver metropolitan region along I-70.

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

Wholesale Water and Wastewater Utilities

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

Index
We provide wholesale water and wastewater service to local governments, including the Rangeview Metropolitan District (“Rangeview District”), Arapahoe County, the Sky Ranch Community Authority Board (the “CAB”), and the Elbert & Highway 86 Commercial District (“Wild Pointe”). Our mission is to provide reliable, high quality water to our customers and collect and treat wastewater using advanced water treatment systems that produce high quality reclaimed water that we can reuse for outdoor irrigation and industrial demands. By using and reusing our water supplies, we seek to demonstrate good stewardship over our valuable water rights in the water-scarce Denver, Colorado region. We design, permit, construct, operate and maintain wholesale water and wastewater systems that we own or operate on behalf of governmental entities. We also design, permit, construct, operate and maintain retail distribution and collection systems that we own or operate on behalf of our governmental customers. Additionally, we handle administrative functions, including meter reading, billing and collection of monthly water and wastewater revenues, regulatory water quality monitoring, sampling, testing, and reporting requirements to the Colorado Department of Public Health and Environment.

Our utility segment generates revenues from three sources: (i) tap fees, which are a one-time charge to home builders or businesses to connect to our water and wastewater systems, (ii) usage charges, which are monthly metered water and wastewater fees, and (iii) construction or special facility fees, which are specifically contracted for when necessary. We estimate that our water portfolio can provide service to approximately 60,000 single family equivalent connections (“SFEs”). Our current water tap fee is $26,675 per SFE, and our wastewater tap fee is $4,659 per SFE. On average, we generate annual revenue of approximately $1,000 per SFE water connection and $500 per SFE wastewater connection. We provide potable water to nearly 497 SFE connections and domestic wastewater services to approximately 240 SFEs.

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

The Company believes that its water resources, land and infrastructure, located in southeastern Denver, are located in one of the most attractive areas of the Denver metropolitan region, because this region well positioned for substantial growth over the next 30 years. Growth in the Denver area has trended east with significant activity occurring along the I-70 corridor, which enjoys excellent transportation infrastructure with I-70, rail access, and DIA. The region has significant employment centers, including DIA, the University of Colorado Anschutz Medical Campus, an Amazon fulfillment center, the Rocky Mountain Regional VA Medical Center, and more, creating demand for residential, retail, and commercial development opportunities.

Land Development Activities

We are developing an approximately 930-acre Master Planned Community along the I-70 corridor that is planned to include 3,200 single family and multifamily homes, parks, open spaces, trails, recreational centers, schools, and over 2 million square feet of retail, commercial and light industrial space just four miles south of DIA. Our land development activities include the design, permitting, and construction of all of the horizontal infrastructure, including, storm water, drainage, roads, curb, sidewalks, parks, open space, trails and other infrastructure to deliver “ready to build” finished lots to home builders and commercial customers. We generate revenue from the sale of finished lots to our home builder customers as well as from the construction of public improvements on behalf of local governmental entities that reimburse us for such improvements upon the issuance of municipal bonds to fund such reimbursements.

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

In June 2017, we entered into contracts with three separate home builders (Richmond American Homes, Taylor Morrison, and KB Home) pursuant to which we agreed to sell, and the builders agreed to purchase, 506 total single-family, detached residential lots at the Sky Ranch property (the “Builder Contracts”). We are obligated, pursuant to the Builder Contracts, to construct infrastructure and other improvements, such as roads, curbs and gutters, park amenities, sidewalks, street and traffic signs, water and sanitary sewer mains and stubs, storm water management facilities, and lot grading improvements for delivery of finished lots to each builder. Pursuant to the Builder Contracts, we must cause the Rangeview District to install and construct off-site infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities) for the provision of water and wastewater service to the property. In conjunction with approvals from Arapahoe County for the Sky Ranch project, we together with the Rangeview District and/or Sky Ranch Metropolitan District Nos. 1, 3, 4 and 5 (collectively, the “Sky Ranch Districts”) and/or the CAB are obligated to maintain a deposit account with Arapahoe County to ensure completion of the off-site infrastructure improvements. Approximately $1,000,000 remains on deposit. We have substantially completed all of the off-site infrastructure improvements for the initial 506 residential lots. We have financed the obligations of the Rangeview District and the Sky Ranch Districts (through the CAB) as described in Note 6 – Related Party Transactions to the accompanying consolidated financial statements.

Index
We estimate that the development of the finished lots for the first phase (506 lots) of Sky Ranch will require total capital of approximately $36 million, which includes estimated reimbursable costs of approximately $29 million that will be reimbursable to us by the CAB from the anticipated sale of the municipal bonds. Lot sales to home builders will generate approximately $37 million in revenues, providing a margin on lots of approximately $1 million prior to receipt of reimbursable costs, as discussed above. The Company and the CAB have agreed that no payment is required by the CAB with respect to reimbursable costs unless and until the CAB and/or the Sky Ranch Districts issue municipal bonds in an amount sufficient to reimburse us for all or a portion of advances provided or expenses incurred for reimbursables. Due to this contingency, reimbursable costs are currently included in Inventories and subsequently expensed through Land development construction costs until the point in time when bonds are issued and the CAB reimburses us for the public improvements. We submit specific costs for reimbursement to the CAB.  Based on the specific costs being reimbursed by the CAB, we record those costs that have been previously expensed in cost of sales as other income and those costs that remain capitalized as inventory costs as a reduction of the related inventory costs held in Inventories. Any reimbursable costs repaid after all capitalized expenses and lot revenues have been fully recognized will be recorded as other income. The costs of developing lots and revenues from the sales of finished lots are expected to be incurred over several quarters, and the timing of cash flows will include certain milestone deliveries, including, but not limited to, completion of governmental approvals, installation of improvements, and completion of lot deliveries.

Results of Operations

Executive Summary

The results of our operations for the three months ended November 30, 2019 and 2018 are as follows:

Table 1 - Summary of Results of Operations

	Three Months Ended November 30,
	2019	2018	$ Change	% Change
Millions of gallons of water delivered	16.0	114.5	(98.5)	(86)%
Oil and gas water usage revenues	$37,300	$1,285,000	$(1,247,700)	(97)%
Municipal water usage revenues	103,400	82,900	20,500	25%
Total metered water usage revenues	$140,700	$1,367,900	$(1,227,200)	(90)%
Operating costs to deliver water (excluding depreciation and depletion)	$253,800	$335,200	$(81,400)	(24)%
Water delivery gross margin %	(80)%	75%

Wastewater treatment revenues	$20,500	$8,900	$11,600	130%
Operating costs to treat wastewater	$26,100	$2,700	$23,400	867%
Wastewater treatment gross margin %	(27)%	70%

Lot sales revenue	$8,541,600	$1,381,200	$7,160,400	518%
Land development construction costs incurred	$8,063,300	$1,298,300	$6,765,000	521%
Lot sales gross margin %	6%	6%
Other income	$86,000	$59,800	$26,200	44%
Other income costs incurred	$23,900	$39,100	$(15,200)	(39)%
Other income gross margin %	72%	35%

Tap and Special Facility revenues	$1,672,100	$254,800	$1,417,300	556%

General and administrative expenses	$801,400	$638,800	$162,600	25%
Net income	$5,762,500	$634,000	$5,128,500	809%

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

Index
Water deliveries decreased 86% and water revenues decreased 90% during the three months ended November 30, 2019, as compared to the three months ended November 30, 2018. The decreases in water deliveries and revenues are the result of a decrease in demand from our industrial customers for water for hydraulic fracturing. The demand decreased in part due to changes to the oil and gas regulatory environment in the state of Colorado and primarily due to the decision of our largest customer of industrial water to shut down operations in the later months of calendar 2019. As a result of the difference in metered rates for fracking water compared to rates for tap customers, revenues received for fracking water have a greater margin. Increases and decreases in water deliveries charged at different rates will result in disproportionate increases and decreases in revenues and margins. The following tables detail the sources of our sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for the three months ended November 30, 2019 and 2018, respectively.

Table 2 - Water Revenue Summary

	Three Months Ended November 30,
	2019			2018
Customer Type	Sales	kgal	Average price per kgal	Sales	kgal	Average price per kgal
On Site	$40,800	5,460.1	$7.47	$64,700	6,988.1	$9.26
Export – Commercial	14,200	1,644.2	8.64	15,500	1,830.7	8.47
Sky Ranch	8,900	372.6	23.89	—	—	—
Wild Pointe	39,400	7,776.0	5.07	2,600	7,581.8	0.34
Fracking	37,400	748.4	49.97	1,285,100	98,129.3	13.10
	$140,700	16,001.3	$8.79	$1,367,900	114,529.9	$11.94

The gross margin on delivering water decreased to (80%) during the three months ended November 30, 2019, compared to a gross margin of 72% during the three months ended November 30, 2018. The change in our gross margin was due to a decline in industrial water sold in the period for fracking.

Wastewater Treatment Revenues – Our wastewater customer is charged based on the estimated amount of wastewater treated. Wastewater treatment revenues increased 130% during the three months ended November 30, 2019, as compared to the three months ended November 30, 2018. The increase for the three months ended November 30, 2019, was due to increased wastewater treatment revenues from the development at Sky Ranch. The wastewater gross margin decreased to (27%) compared to 70% during the three months ended November 30, 2019 and 2018, respectively, due to an increase in staff required to maintain the water reclamation facility at Sky Ranch development.

Tap and Special Facility/Construction Revenues – We have various water and wastewater service agreements, a component of which may include tap fee and “Special Facility” (as defined under “Critical Accounting Policies – Revenue Recognition – Wholesale Water and Wastewater Fees” below) or construction fee revenues. For the three months ended November 30, 2019, we sold 58 water and wastewater taps, recognizing revenues of $1,672,100. We sold eight water taps during the three months ended November 30, 2018, recognizing revenues of $254,800. The increase in the sale of water and wastewater taps in the three months ended November 30, 2019, was due to the increase in sales of homes by our home builder customers at Sky Ranch. The water and wastewater taps sold in the three months ended November 30, 2019 and 2018, were sold to the builders at Sky Ranch and were exempt from royalty payments to the Land Board.

We did not recognize Special Facility fees for the three months ended November 30, 2019 and 2018.

Other Income – Other income of $86,000 and $59,800 for the three months ended November 30, 2019 and 2018, respectively, consisted principally of consulting fees. Consulting fees fluctuate from one period to the next based on our customers’ needs. The Company is reducing its consulting services in order to focus its resources on the water systems at Sky Ranch. The Company expects consulting fees to be minimal in future periods.

Land Development Revenues – We broke ground on our first phase of Sky Ranch in March of 2018 and through the three months ended November 30, 2019, we completed and sold to our home builder customers 371 finished lots, receiving total payments of $23.7 million. We sold 116 and 0 finished lots in the three months ended November 30, 2019 and 2018, respectively, and recognized revenues of $8.5 million and $1.4 million for the three months ended November 30, 2019 and 2018, respectively. Additionally, we have completed improvements (including over lot grading, water, sewer, storm water), off-site improvements (including drainage), and our entry roadway (Monahan Road), for the remaining 135 lots, and carry those investments, totaling $3.9 million in Inventories in our financial statements. We are working with each of our home builder customers to deliver the remaining finished lots in advance of their original contract delivery deadlines by the end of fiscal year 2020.

Index
As we make advances to the CAB for expenses incurred related to construction of public improvements, all amounts owed under the 2018 FFAA (as defined in Note 6 – Related Party Transactions)  bear interest at a rate of 6% per annum. No payment is required of the CAB for advances made to the CAB or expenses incurred related to construction of public improvements unless and until the CAB and/or Sky Ranch Districts issue bonds in an amount sufficient to reimburse the Company for all or a portion of advances or other expenses incurred. Due to this contingency, interest is accrued to Interest Income with a corresponding allowance until the point in time when bonds are issued. At that point, the allowance will be reversed for the portion of the accrued interest repaid and the accrued interest will be recognized. We have accrued approximately $1.0 million to Interest Income as of November 30, 2019.

We act as the project manager and provide any and all services required to deliver eligible improvements for the CAB. The project management fee is five percent (5%) of actual construction costs of CAB-eligible improvements. The Company and the CAB have agreed that no payment is required by the CAB with respect to project management fees unless and until the CAB and/or the Sky Ranch Districts issue municipal bonds in an amount sufficient to reimburse us for all or a portion of advances provided or expenses incurred for reimbursables. Due to this contingency, the project management fees are being accrued to revenue, with a corresponding allowance until the point in time when bonds are issued and the CAB reimburses us for the public improvements. At that point, the portion of the project management fees repaid will be recorded as a note receivable and will be recognized as revenue. We have accrued approximately $869,900 million in project management services as of November 30, 2019.

General and Administrative Expenses

Significant general and administrative (“G&A”) expenses for the three months ended November 30, 2019 and 2018, respectively, were:

Table 3 - Significant G&A Expenses

	Three Months Ended November 30,
	2019	2018	$ Change	% Change
Salary and salary-related expenses:
Including share-based compensation	$411,600	$335,800	$75,800	23%
Excluding share-based compensation	$306,300	$232,400	$73,900	32%
Professional fees	$144,800	$100,100	$44,700	45%
Fees paid to directors (including insurance)	$49,000	$59,300	$(10,300)	(17)%
Public entity related expenses	$27,800	$26,800	$1,000	4%

Salary and salary-related expenses – Salary and salary-related expenses including share-based compensation expense increased 23% for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018. The increase was primarily due to an increase in the number of Company employees by eight. The salary and salary-related expenses noted above include $105,400 and $103,500 of share-based compensation expenses during the three months ended November 30, 2019 and 2018, respectively.

Professional fees (predominately accounting and legal) – Legal and accounting fees increased 45% during the three months ended November 30, 2019, as compared to the three months ended November 30, 2018. The increase for the three months ended November 30, 2019 compared to the three months ended November 30, 2018 is due to higher legal fees of approximately $39,700 related to the review of the CAB’s bond sale documents and land development agreements and higher accounting fees of $5,000.

Fees paid to directors (including insurance) – Directors’ fees, including D&O insurance, decreased 17% for the three months ended November 30, 2019 as compared to the three months ended November 30, 2018. The decrease is primarily due to the timing and quantity of board meetings.

Public entity expenses – Costs associated with corporate governance and costs associated with being a publicly traded entity increased 4% for the three months ended November 30, 2019 compared to the three months ended November 30, 2018. The fluctuations are due to the timing and number of filings and compliance costs for filing with the Securities and Exchange Commission (the “SEC”).

Other Income and Expense Items

Table 4 - Other Items

	Three Months Ended November 30,
	2019	2018	$ Change	% Change
Other income items:
Income from reimbursement of construction costs (related party)	$6,275,500	$—	$6,275,500	—
Oil and gas lease income, net	$61,700	$13,900	$47,800	344%
Oil and gas royalty income, net	$269,500	$31,400	$238,100	758%
Interest income	$54,200	$71,200	$(17,000)	(24)%

Index
Income from reimbursement of construction costs (related party) – On November 19, 2019, the CAB sold tax-exempt, fixed rate senior bonds in the aggregate principal amount of approximately $11,435,000 and tax-exempt, fixed-rate subordinate bonds in the aggregate principal amount of approximately $1,765,000 (collectively, the “Bonds”). Upon the sale of the Bonds approximately $10.5 million of the net proceeds from the Bonds were used to partially reimburse us for advances we made to the CAB pursuant to the 2018 FFAA to fund the construction of public improvements to the Sky Ranch property. Approximately $2.7 million of the bond proceeds were retained by the CAB in cash in order to repay debt service through 2021, when the CAB expects to generate enough revenue through mill levies to repay bond holders.

We applied approximately $4.2 million of the net proceeds to partially reduce the remaining capitalized expenses in Inventories and the excess of the capitalized public improvement expenses of approximately $6.3 million was recognized as Income from reimbursement of construction costs (related party) in other income. As a result of the reimbursed costs, the margin from land development revenues is expected to increase to approximately 27%.

Oil and gas lease income – Of the $61,700 of oil and gas lease payments recognized during the three months ended November 30, 2019 $13,900 represents the deferred recognition of the up-front payment of $167,200 that we received in September 2017 in connection with entering into a Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP (the “Bison Lease”), which payment is being recognized in income over the three year term of the Bison Lease and $47,800 represents the deferred recognition of the up-front payment of $573,700 that we received in July 2019 for an Agreement on Locations of Oil and Gas Operation (the “OGOA”) giving the operator of the Sky Ranch O&G Lease (defined below) a right to access 16 acres for an oil and gas pad site for three years through July 2022. The $13,900 of oil and gas lease income recognized during the three months ended November 30, 2018, related to the up-front payment received pursuant to the Bison Lease.

Oil and gas royalty income – In 2011, we entered into a Paid-Up Oil and Gas Lease, which was subsequently purchased by a wholly-owned subsidiary of ConocoPhillips Company, for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property (the “Sky Ranch O&G Lease”). The Sky Ranch O&G Lease is held by production through two wells drilled in our mineral estate. The oil and gas royalty income represents amounts received pursuant to the Sky Ranch O&G Lease as royalties from oil and gas production from wells in our mineral estate at Sky Ranch. The royalties for the three months ended November 30, 2019, were $269,500, as compared to $31,400 for the same period in 2018. The increase in oil and gas royalties is a result of the addition of four wells during the current period resulting in higher production of oil and gas from wells in our mineral estate at Sky Ranch.

Interest Income – Interest income represents interest earned on the temporary investment of capital in cash and cash equivalents, investments, finance charges, and interest accrued on the notes receivable from the Rangeview District and the Sky Ranch Districts. The decrease was primarily attributable to interest rates on investments and timing of the maturity of the investments.

Liquidity, Capital Resources and Financial Position

At November 30, 2019, our working capital, defined as current assets less current liabilities, was $20.4 million, which included $22.1 million in cash and cash equivalents and short-term investments with a maturity of less than 90 days. We believe that as of November 30, 2019, and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months.

Sky Ranch Development

In the spring of fiscal year 2018, we began construction of off-site improvements at Sky Ranch, including drainage improvements, access roads and other improvements. We seek to manage our capital investments in the construction of finished lots for our home builder customers to match purchases required by each Builder Contract, for example, by authorizing specific contracts in phases. By way of further example, we have invested approximately $29.3 million into constructing the first 371 finished lots at Sky Ranch. We have received approximately $23.7 million from the sale of the finished lots. In addition, on November 19, 2019, the CAB sold the Bonds and used approximately $10.5 million of the net proceeds to partially reimburse us for advances we made to the CAB pursuant to the 2018 FFAA to fund the construction of public improvements to the Sky Ranch property. As of November 30, 2019, we have advanced the CAB approximately $13.5 million (including interest) that has not been reimbursed but that we expect will be reimbursable by the CAB. We anticipate funding our working capital needs from cash receipts from the sale of lots and water and wastewater taps as well as the bond proceeds in fiscal 2020.

Index
ECCV Capacity Operating System
Pursuant to a 1982 contractual right, the Rangeview District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than 10 miles of buried water pipeline located on the Lowry Range. In May 2012, we entered into an agreement to operate and maintain the ECCV facilities, allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat fee of $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from the ECCV’s system, which is included in the water usage fees charged to customers. In addition, the ECCV system cost us $9,600 and $8,200 per month to maintain in 2019 and 2018, respectively, and is anticipated to continue to cost us approximately $10,000 per month to maintain.

South Metropolitan Water Supply Authority (“SMWSA”) and the Water Infrastructure Supply Efficiency Partnership (“WISE”)

SMWSA is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members, including the Rangeview District. Pursuant to certain agreements with the Rangeview District, we agreed to provide funding to the Rangeview District in connection with its membership in the SMWSA. In July 2013, the Rangeview District, together with nine other SMWSA members, formed an entity to enable its members to participle in a cooperative water project known as WISE and entered into an agreement that specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. On December 31, 2013, the South Metro WISE Authority (“SMWA”), the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”) and the City of Aurora acting by and through its Utility Enterprise (“Aurora Water”) entered into the Amended and Restated WISE Partnership – Water Delivery Agreement (the “WISE Partnership Agreement”), which provides for the purchase of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among Rangeview District and the other nine members of the SMWA, Denver Water and Aurora Water. We have entered into a financing agreement that obligates us to fund the Rangeview District’s cost of participating in WISE. We anticipate that we will be investing approximately $3.0 million in 2020 and $4 million in total for the fiscal years 2021 through 2024 to fund the Rangeview District’s obligation to purchase infrastructure for WISE, its obligations related to SMWSA, and the construction of a connection to the WISE system. In exchange for funding the Rangeview District’s obligations in WISE, we will have the sole right to use and reuse the Rangeview District’s 7% share of the WISE water and infrastructure to provide water service to the Rangeview District’s customers and to receive the revenue from such service. Our current WISE subscription entitles us to approximately three million gallons per day of transmission pipeline capacity and 500 acre feet per year of water.

Summary Cash Flows Table

Table 5 - Summary Cash Flows Table

	Three Months Ended November 30,
	2019	2018	$ Change	% Change
Cash (used in) provided by:
Operating activities	$14,722,000	$(5,729,000)	$20,451,000	357%
Investing activities	$2,874,800	$(4,795,400)	$7,670,200	160%
Financing activities	$(2,400)	$74,500	$(76,900)	(103)%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water, wastewater services and lot sales and costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.

Cash provided by operations in the three months ended November 30, 2019, increased by approximately $20.5 million compared to the three months ended November 30, 2018, which is primarily due to the partial reimbursement of capitalized costs of $10.5 million recorded in Inventories to develop lots at Sky Ranch, the collection of trade account receivables and contract assets of $1.7 million, an increase of taxes payable and deferred taxes of $1.9 million, coupled with an increase of net income of $5.7 million offset by the recognition of deferred revenues net of advance payments for industrial water of $1.7 million and payments of accounts payable and accrued liabilities of $0.8 million.

Index
Changes in Investing Activities – Cash provided by investing activities of $2.9 million during the three months ended November 30, 2019, consisted of the maturity of debt securities and investments of $5.2 million offset by the investment in our water system of $2.3 million and the purchase of equipment of $37,100. Cash used in investing activities of $4.8 million in the three months ended November 30, 2018 consisted of the purchase of short-term investments of $6.0 million, the investment in our water system of $2.5 million, the purchase of equipment of $42,900 offset by the cash provided from the maturity of debt securities of $3.7 million.

Changes in Financing Activities – Cash used in financing activities during the three months ended November 30, 2019 of $2,400, related to a payment to contingent liability holders. Cash provided in financing activities of $74,500 during the three months ended November 30, 2018 consisted of a receipt of $78,300 for the exercise of stock options and a payment to contingent liability holders of $3,700.

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

Index
(ii)
Water and wastewater tap fees/Special Facility funding – A tap fee constitutes a right to connect to our wholesale water and wastewater systems through a service line to a residential or commercial building or property, and once granted, the customer may make a physical tap into the wholesale line(s) to connect its property for water and/or wastewater service. Once connected to the water and/or wastewater systems, the customer has live service to receive metered water deliveries from our system and send wastewater into our system. We recognize water and wastewater tap fees as revenue at the time we grant a right for the customer to tap into the water or wastewater service line to obtain service.

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

We sell lots at Sky Ranch pursuant to distinct agreements with each builder. These agreements follow one of two formats. One format is the sale of a finished lot, whereby the purchaser pays for a ready-to-build finished lot and payment is a lump-sum payment upon completion of the finished lot that is permit ready. We will recognize revenues at the point in time of the closing of the sale of a finished lot in which control transfers to the builder as the transaction cycle will be complete, and we will have no further obligations for the lot.

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

(ii)
Construction support activities – We perform certain construction activities at Sky Ranch. The activities performed include construction and maintenance of the grading, erosion and sediment control best management practices and other construction-related services. These activities are invoiced upon completion and are included in Inventories and subsequently expensed through Land development construction costs until bonds are issued by the Sky Ranch Districts and/or the CAB and the CAB reimburses the Company for public improvements. Refer to section (iv) Reimbursable Costs for Public Improvements for details on repayment of reimbursable costs.

(iii)
Project management services – We entered into two Service Agreements for Project Management Services with the CAB on May 2, 2018. Pursuant to these agreements, we act as the project manager and provide any and all services required to deliver the CAB-eligible improvements, including but not limited to CAB compliance, planning design and approvals, project administration, contractor agreements, and construction management and administration. We submit a monthly invoice to the CAB. We are responsible for all expenses we incur in the performance of the agreements and are not entitled to any reimbursement or compensation except as defined in the agreements, unless otherwise approved in advance by the CAB in writing. The CAB is subject to annual budget and appropriation procedures and does not intend to create a multiple-fiscal year direct or indirect debt or other financial obligation. The project management fee is five percent (5%) of actual construction costs of CAB-eligible improvements. The project management fee is based only on the actual costs of the improvements; thus, items such as fees, permits, review fees, consultant or other soft costs, and land acquisition or any other costs that are not directly related to the cost of construction of CAB-eligible improvements are not included in the calculation of the project management fee. Soft costs and other costs that are not directly related to the construction of CAB-eligible improvements are included in Inventories and accounted for in the same manner as construction support activities as described above. We and the CAB have agreed that no payment is required by the CAB with respect to project management fees unless and until the CAB and/or the Sky Ranch Districts issue municipal bonds in an amount sufficient to reimburse us for all or a portion of advances provided or expenses incurred for reimbursables. Due to this contingency, the project management fees are being accrued to revenue with a corresponding allowance until the point in time when bonds are issued by the Sky Ranch Districts and/or the CAB and the CAB reimburses us for the public improvements. At that point, the portion of the project management fees repaid will be recorded as a note receivable and will be recognized as revenue.

Index
(iv)
Reimbursable expenses – The CAB is required to construct certain public improvements, such as water distribution systems, sewer collection systems, storm water systems, drainage improvements, roads, curb, sidewalks, landscaping, and parks, the costs of which may qualify as reimbursable costs. We are obligated to finance this infrastructure pursuant to our agreements with the CAB (see Note 6 in Related Parties Transactions to the accompanying consolidated financial statements). We and the CAB have agreed that no payment is required with respect to advances made by us or expenses incurred related to construction of public improvements unless and until the CAB and/or the Sky Ranch Districts issue bonds in an amount sufficient to reimburse us for all or a portion of the advances made and expenses incurred. Due to this contingency, the reimbursable costs for the construction of public improvements, including reimbursable costs for construction support activities, are included in Inventories and subsequently expensed through Land development construction costs until the point in time when the CAB reimburses us for such public improvements. We submit specific costs for reimbursement to the CAB. Based on the specific costs being reimbursed by the CAB, we record those costs that have been previously expensed in cost of sales as other income and those costs that remain capitalized as inventory costs as a reduction of the related inventory costs held in Inventories. Any reimbursable costs repaid after all capitalized expenses and lot revenues have been fully recognized will be recorded as other income.

Leases

Revenues received pursuant to the Bison Lease and the OGOA consisting of up-front payments are recognized as other income on a straight-line basis over the initial term or extension of term, as applicable, of the leases.

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

Our Water Rights – We determine the undiscounted cash flows for our Denver-based assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2019, and determined that there were no material changes and that our Denver-based assets are not impaired and their costs are deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g., Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. Our combined Rangeview Water Supply and Sky Ranch water assets have a carrying value of $49.2 million as of August 31, 2019 . Based on the carrying value of our water rights, the long-term and uncertain nature of any development plans, current tap fees of $26,675 and estimated gross margins, we estimate that we would need to add 1,850 new water connections (requiring 7% of our portfolio) to generate net revenues sufficient to recover the costs of our Rangeview Water Supply and Sky Ranch water assets. If tap fees increase 5%, we would need to add 1,750 new water taps (requiring 7% of our portfolio) to recover the costs of our Rangeview Water Supply and Sky Ranch water assets. If tap fees decrease 5%, we would need to add 1,940 new water taps (requiring 7% of our portfolio) to recover the costs of our Rangeview Water Supply and Sky Ranch water assets.

Although the timing of actual new home development throughout the Front Range will impact our estimated tap sale projections, it will not alter our water ownership, our service obligations to existing properties or the number of SFEs we can service.

Index
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

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained in or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Forward-looking statements include, among others, statements we make regarding:

●	the reimbursements of certain costs by the CAB and the estimated amount of such reimbursable costs;
●	material changes to unrecognized tax positions;
●	the impact of new accounting pronouncements;
●	the policies and procedures to value certain financial instruments;
●	estimated revenues under the CAA;
●	the timing and impact on our financial statements of new home construction and other development in the areas where we may sell our water;
●	utilization of our water assets;
●	growth in our targeted service area;
●	anticipated AMT refund in future years;
●	projected capital spending and projected gross proceeds and margin on lot sales for the first phase of Sky Ranch;
●	timing of delivery of finished lots at Sky Ranch;
●	expected payments to be received from builders;
●	sufficiency of our working capital to fund our operations for the next 12 months;
●	our ability to fund improvements needed to deliver finished lots to home builders at Sky Ranch by phasing construction and delivery of lots and utilizing progress payments from builders;
●	consistency of director compensation;
●	costs associated with the use of the ECCV system;
●	infrastructure to be constructed over the next several years, including the expected costs thereof;
●	timing and availability of water from, and projected costs related to, WISE;

Index
●	estimates associated with revenue recognition, asset impairments, and cash flows from our water and land assets;
●	variance in our estimates of future tap fees and future operating costs;
●	estimated number of SFE connections that can be served by our water systems;
●	number of new water connections necessary to recover costs;
●	expected vesting and forfeitures of stock options;
●	objectives of our investment activities;
●	timing of the recognition of income related to the Bison Lease and the OGOA;
●	the effectiveness of our disclosure controls and our internal control over financial reporting; and
●	our plans to remediate material weaknesses in our internal control over financial reporting.

Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation:

●	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability;
●	population growth;
●	changes in employment levels, job and personal income growth and household debt-to-income levels;
●	changes in consumer confidence generally and confidence of potential homebuyers in particular;
●	the ability of existing homeowners to sell their existing homes at prices that are acceptable to them;
●	changes in the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;
●	timing of oil and gas development in the areas where we sell our water;
●	general economic conditions;
●	the market price of water;
●	the market price of oil and gas;
●	changes in customer consumption patterns;
●	changes in applicable statutory and regulatory requirements;
●	changes in governmental policies and procedures, including with respect to land use and environmental and tax matters;
●	changes in interest rates;
●	private and federal mortgage financing programs and lending practices;
●	uncertainties in the estimation of water available under decrees;
●	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
●	uncertainties in the estimation of the service life of our systems;
●	uncertainties in the estimation of costs of construction projects;
●	the strength and financial resources of our competitors;
●	our ability to find and retain skilled personnel;
●	climatic and weather conditions, including floods, droughts and freezing conditions;
●	labor relations;
●	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
●	availability and cost of labor, material and equipment;
●	delays in anticipated permit and construction dates;
●	engineering and geological problems;
●	environmental risks and regulations;
●	our ability to raise capital;
●	our ability to negotiate contracts with new customers;
●	uncertainties in water court rulings;
●	unauthorized access to confidential information and data on our information technology systems and security and data breaches; and
●	factors described under “Risk Factors” in our 2019 Annual Report on Form 10-K.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements are expressly qualified by these cautionary statements.

Index
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of November 30, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (the “2013 COSO Framework”). Based on that evaluation, our management identified deficiencies related to our identification of expense accruals of costs incurred from related parties and the preparation of our income tax provision that constitute material weaknesses in our internal control over financial reporting as of August 31, 2019.

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

Management is dedicated to remediating the control deficiencies that gave rise to the material weaknesses in our internal control over financial reporting. The following steps are among the measures that have been implemented or that we intend to implement in the second quarter of fiscal 2020 to address our material weaknesses as of August 31, 2019:

•	We have initiated compensating controls, including designating an additional person to confirm expense accruals;
•	We are enhancing and revising the design of existing controls and procedures to improve our identification of expense accruals of costs; and
•	We have initiated compensating controls, including designating an external tax consulting firm to review and confirm our quarterly income tax provisions are correct and complete.

We have begun the remediation of these material weaknesses and anticipate they will be completed prior to the end of our fiscal 2020. We cannot assure that the measures we take will remediate the identified material weaknesses or that any additional material weaknesses will not arise in the future.

Except as noted above, no changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
January 7, 2020