Form 10-Q
period 2020-02-29
PURE CYCLE CORP
filed 2020-04-07
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-08814

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 2, 2020:

Common stock, 1/3 of $.01 par value	23,851,098
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:	February 29, 2020	August 31, 2019
	(unaudited)
Current assets:
Cash and cash equivalents	$19,894,517	$4,478,020
Short-term investments	1,720,233	5,188,813
Trade accounts receivable, net	367,821	1,099,631
Prepaid expenses and deposits	1,108,637	1,016,751
Inventories	3,376,115	11,613,112
Taxes receivable	109,682	141,410
Total current assets	26,577,005	23,537,737

Investments in water and water systems, net	55,320,155	50,270,310
Land and mineral interests	5,260,525	5,104,477
Notes receivable - related parties, including accrued interest	1,045,539	988,381
Other assets	2,157,610	1,945,202
Long-term land investment	450,641	450,641
Operating leases - right of use assets	230,622	—
Deferred tax asset	561,304	1,283,246
Taxes receivable	—	141,410
Total assets	$91,603,401	$83,721,404

LIABILITIES:
Current liabilities:
Accounts payable	$408,034	$170,822
Accrued liabilities	544,088	1,097,922
Accrued liabilities (related parties)	3,296,583	2,330,496
Deferred revenues, current	3,169,505	3,991,535
Deferred oil and gas lease payment and water sales payment	2,283,763	706,464
Total current liabilities	9,701,973	8,297,239

Deferred oil and gas lease payment and water sales payment, less current portion	260,625	360,884
Lease obligations - operating leases, less current portion	160,013	—
Participating Interests in Export Water Supply	328,330	332,140
Total liabilities	10,450,941	8,990,263

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $0.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 23,851,098 and 23,826,598 shares outstanding, respectively	79,509	79,427
Additional paid-in capital	172,748,925	172,360,413
Accumulated other comprehensive income	233	3,891
Accumulated deficit	(91,676,640)	(97,713,023)
Total shareholders’ equity	81,152,460	74,731,141
Total liabilities and shareholders’ equity	$91,603,401	$83,721,404

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended			Six Months Ended
	February 29, 2020	February 28, 2019		February 29, 2020	February 28, 2019
Revenues:
Metered water usage - municipal	$36,811		$34,784	$140,205	$117,606
Metered water usage - oil and gas	19,614		124,234	56,944	1,409,263
Wastewater treatment fees	19,391		7,509	39,888	16,402
Water and wastewater tap fees recognized	1,172,858		467,076	2,844,973	721,902
Lot sales	2,265,710		1,946,381	10,807,353	3,327,577
Other	4,196		50,435	90,246	110,218
Total revenues	3,518,580		2,630,419	13,979,609	5,702,968

Expenses:
Water service operations	(207,301)		(229,620)	(461,089)	(564,784)
Wastewater service operations	(37,441)		(4,655)	(63,512)	(7,377)
Land development construction costs	(1,817,100)		(1,829,598)	(9,880,433)	(3,127,922)
Other	(3,672)		(31,140)	(27,450)	(70,273)
Depletion and depreciation	(382,704)		(161,114)	(602,007)	(312,375)
Total cost of revenues	(2,448,218)		(2,256,127)	(11,034,491)	(4,082,731)
Gross profit	1,070,362		374,292	2,945,118	1,620,237

General and administrative expenses	(1,036,615)		(559,608)	(1,837,985)	(1,198,441)
Depreciation	(95,572)		(90,392)	(180,354)	(178,405)
Operating (loss) income	(61,825)		(275,708)	926,779	243,391

Other income (expense):
Income from reimbursement of construction costs (related party)	—		—	6,275,500	—
Oil and gas lease income, net	61,741		13,934	123,481	27,867
Oil and gas royalty income, net	269,065		44,416	538,614	75,841
Interest income	83,778		121,661	137,969	192,823
Other	—		(328)	—	(1,975)
Income (loss) from operations before income taxes	352,759		(96,025)	8,002,343	537,947
Income tax expense	78,841		—	1,965,960	—
Net income (loss)	$273,918		$(96,025)	$6,036,383	$537,947
Unrealized holding gains (losses)	233		(65,555)	(3,658)	(53,759)
Total comprehensive income (loss)	$274,151		$(161,580)	$6,032,725	$484,188

Basic net income (loss) per common share	$0.01	$	*	$0.25	$0.02
Diluted net income (loss) per common share	$0.01		*	$0.25	0.02

Weighted average common shares outstanding–basic	23,846,265		23,799,931	23,836,431	23,786,181
Weighted average common shares outstanding–diluted	24,109,538		23,799,931	24,080,116	23,995,760

*	Amount is less than $0.01 per share

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three Months ended February 29, 2020 and February 28, 2019
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
November 30, 2019 balance:	432,513	$433	23,826,598	$79,427	$172,465,766	$—	$(91,950,558)	$80,595,068
Stock option exercises	—	—	12,500	42	35,358	—	—	35,400
Stock granted for services	—	—	12,000	40	149,360	—	—	149,400
Share-based compensation	—	—	—	—	98,441	—	—	98,441
Net income	—	—	—	—	—	—	273,918	273,918
Unrealized holding gain on investments	—	—	—	—	—	233	—	233
February 29, 2020 balance:	432,513	$433	23,851,098	$79,509	$172,748,925	$233	$(91,676,640)	$81,152,460

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
November 30, 2018 balance:	432,513	$433	23,789,098	$79,302	$172,012,936	$78,242	$(101,890,199)	$70,280,714
Stock option exercises			12,500	$42	$36,558	—	—	36,600
Share-based compensation	—	—	—	—	58,241	—	—	58,241
Net loss	—	—	—	—	—	—	(96,025)	(96,025)
Unrealized holding loss on investments	—	—	—	—	—	(65,555)	—	(65,555)
February 28, 2019 balance:	432,513	$433	23,801,598	$79,344	$172,107,735	$12,687	$(101,986,224)	$70,213,975

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Six Months Ended February 29, 2020 and February 28, 2019
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
August 31, 2019 balance:	432,513	$433	23,826,598	$79,427	$172,360,413	$3,891	$(97,713,023)	$74,731,141
Stock option exercises			12,500	$42	$35,358	—	—	35,400
Stock granted for services	—	—	12,000	40	149,360	—	—	149,400
Share-based compensation	—	—	—	—	203,794	—	—	203,794
Net income	—	—	—	—	—	—	6,036,383	6,036,383
Unrealized holding loss on investments	—	—	—	—	—	(3,658)	—	(3,658)
February 29, 2020 balance:	432,513	$433	23,851,098	$79,509	$172,748,925	$233	$(91,676,640)	$81,152,460

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
August 31, 2018 balance:	432,513	$433	23,764,098	$79,218	$171,831,293	$66,446	$(102,524,171)	$69,453,219
Stock option exercises			37,500	$126	$114,725	—	—	114,851
Share-based compensation	—	—	—	—	161,717	—	—	161,717
Adoption of accounting standards	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	537,947	537,947
Unrealized holding loss on investments	—	—	—	—	—	(53,759)	—	(53,759)
February 28, 2019 balance:	432,513	$433	23,801,598	$79,344	$172,107,735	$12,687	$(101,986,224)	$70,213,975

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	February 29, 2020	February 28, 2019
Cash flows from operating activities:
Net income	$6,036,383	$537,947
Adjustments to reconcile net income to net cash used in operating activities:
Share-based compensation expense	353,194	161,717
Depreciation and depletion	782,361	490,780
Bad debt (recovery) expense	—	(31,233)
Investment in Well Enhancement and Recovery Systems LLC	11,730	5,203
Interest income and other non-cash items	(175)	(210)
Interest added to receivable from related parties	(22,056)	(19,885)
Deferred income taxes	721,942	—
Proceeds from CAB reimbursement applied to inventories	4,229,501	—
Changes in operating assets and liabilities:
Inventories	2,796,111	(5,016,918)
Trade accounts receivable	731,810	868,570
Prepaid expenses	(91,886)	(133,745)
Notes receivable - related parties	(35,102)	(17,978)
Other assets	—	(90,097)
Accounts payable and accrued liabilities	203,558	(1,314,140)
Income taxes	173,138	—
Deferred revenues	(822,030)	1,094,191
Deferred income - oil and gas lease and water sales payment	1,477,040	(27,867)
Lease obligations - operating leases	(4,195)	—
Net cash provided by (used in) operating activities	16,541,324	(3,493,665)

Cash flows from investing activities:
Investments in water, water systems and land	(4,245,053)	(5,788,964)
Sale and maturities of short-term investments	5,185,156	22,555,619
Purchase of short-term investments	(1,720,233)	(20,837,776)
Purchase of property and equipment	(376,287)	(132,034)
Net cash used in investing activities	(1,156,417)	(4,203,155)

Cash flows from financing activities:
Proceeds from exercise of options	35,400	114,851
Payments to contingent liability holders	(3,810)	(5,762)
Net cash provided by (used in) financing activities	31,590	109,089

Net change in cash and cash equivalents	15,416,497	(7,587,731)
Cash and cash equivalents – beginning of period	4,478,020	11,565,038
Cash and cash equivalents – end of period	$19,894,517	$3,977,307

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Changes in Inventories included in accounts payable and accrued liabilities	$1,211,385	$1,932,137
Changes in Investments in water, water systems and land included in accounts payable and accrued liabilities	$1,590,877	$—
Income taxes paid	$1,070,880	$—

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 29, 2020

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The February 29, 2020 consolidated balance sheet, the consolidated statements of operations and comprehensive income for the three and six months ended February 29, 2020 and February 28, 2019, the consolidated statements of shareholders’ equity for three the six months ended February 29, 2020 and February 28, 2019, and the consolidated statements of cash flows for the six months ended February 29, 2020 and February 28, 2019 have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at February 29, 2020, and for all periods presented.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used to account for certain items such as revenue recognition, reimbursable costs and expenses, costs of revenue for lot sales, share-based compensation, deferred tax asset valuation, depreciation and the recoverability of long lived  assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a reputable financial institution and U.S. Treasury debt securities. At various times during the three months ended February 29, 2020, the Company’s main operating account exceeded federally insured limits. To date, the Company has not suffered a loss due to such excess balance.

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

Contract Asset

Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required. Contract assets reflect revenue which has been earned but not yet invoiced. The contract assets are transferred to receivables when the Company has the right to bill such amounts and they are invoiced.

Index
Investments

Management determines the appropriate classification of its investments in U.S. Treasury debt securities at the time of purchase and re-evaluates such determinations each reporting period.

Securities that the Company does not have the positive intent or ability to hold to maturity, including certificate of deposits and U.S. Treasury debt securities, are reported at their fair value. Changes in value of such securities are recorded as a component of Accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. As of February 29, 2020, the Company's U.S. Treasury debt securities had no maturity dates greater than three months and were classified as cash and cash equivalents in the balance sheet.  As of February 29, 2020, the Company held seven certificate of deposits with original maturity dates greater than three months and are classified as short-term investments in the balance sheet.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value. The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of significant input to determine where within the fair value hierarchy the measurement falls.  The estimated fair value measurements in Note 2 – Fair Value Measurements are based on Level 2 of the fair value hierarchy.

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

Long-Term Financial Liabilities – The Comprehensive Amendment Agreement No. 1 (the “CAA”) is comprised of a recorded balance at fair value and an off-balance sheet or “contingent” obligation associated with the Company’s acquisition of its “Rangeview Water Supply” (as defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2019 Annual Report). The amount payable is a fixed amount but is repayable only upon the sale of “Export Water” (as defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2019 Annual Report). Because of the uncertainty of the sale of Export Water, the Company has determined that the contingent portion of the CAA does not have a determinable fair value. The CAA is described further in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply.

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

The Company generates revenues through its wholesale water and wastewater business predominantly from three sources: (i) monthly wholesale water usage fees and wastewater service fees, (ii) one-time water and wastewater tap fees and construction fees/Special Facility funding, and (iii) consulting fees. Because these items are separately delivered and distinct, the Company accounts for each of the related performance obligations separately, as described below.

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

The Company delivered 4.0 million and 13.8 million gallons of water to customers during the three months ended February 29, 2020 and February 28, 2019, respectively, of which 4% and 68% was used for oil and gas exploration. The Company delivered 20.0 million and 135.4 million gallons of water to customers during the six months ended February 29, 2020 and February 28, 2019, respectively, of which 5% and 79% was used for oil and gas exploration.

The Company recognizes wastewater treatment revenues monthly based on a flat monthly fee and actual usage charges. The monthly wastewater treatment fees are shown net of amounts retained by the Rangeview District. Costs of delivering water and providing wastewater service to customers are recognized as incurred.

(ii)
Water and wastewater tap fees/Special Facility funding – The Company recognizes water and wastewater tap fees as revenue at the time the Company grants a right for the customer to tap into the water or wastewater service line to obtain service. The Company recognized $993,200 and $392,500 of water tap fee revenues during the three months ended February 29, 2020 and February 28, 2019, respectively, and $2.4 million and $619,400 of water tap revenues during the six months ended February 29, 2020 and February 28, 2019, respectively. The water tap fees recognized are based on the amounts billed by the Rangeview District and any amounts paid to third parties pursuant to the CAA as further described in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply below. The Company recognized $179,600 and $74,500 of wastewater tap fee revenues during the three months ended February 29, 2020 and February 28, 2019, respectively. The Company recognized $449,900 and $102,500 of wastewater tap fee revenues during the six months ended February 29, 2020 and 2018, respectively.

The Company recognizes construction fees, including fees received to construct “Special Facilities” (as defined below), over time as the construction is completed because the customer is generally able to use the property improvement to enhance the value of other assets during the construction period. Special Facilities are facilities that enable water to be delivered to a single customer and are not otherwise classified as a typical wholesale facility or retail facility. Temporary infrastructure required prior to construction of permanent water and wastewater systems or transmission pipelines to transfer water from one location to another are examples of Special Facilities. Management has determined that Special Facilities are separate and distinct performance obligations because these projects are contracted to construct a specific water and wastewater system or transmission pipeline and typically do not include multiple performance obligations in a contract with a customer. No Special Facilities revenue has been recognized during the three or six months ended February 29, 2020 or February 28, 2019.

Index
(iii)
Consulting fees – Consulting fees are fees that the Company receives, typically on a monthly basis, from municipalities and area water providers along the I-70 corridor, for contract operations services over time as services are consumed. Consulting fees are recognized monthly based on a flat monthly fee plus charges for additional work performed. The Company recognized $4,200 and $50,400 of consulting fees during the three months ended February 29, 2020 and February 28, 2019, respectively. The Company recognized $90,200 and $110,200 of consulting fees during the six months ended February 29, 2020 and February 28, 2019, respectively.

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

The Company sells lots at Sky Ranch pursuant to distinct agreements with each home builder. These agreements follow one of two formats. One format is the sale of a finished lot, whereby the purchaser pays for a ready-to-build finished lot and payment is a lump-sum payment upon completion of the finished lot that is permit ready. The Company recognizes revenues at the point in time of the closing of the sale of a finished lot in which control transfers to the builder as the transaction cycle is complete and the Company has no further obligations for the lot. During the three months ended February 29, 2020, the Company received payment and recognized revenue of $1,406,100 from one home builder in exchange for the delivery of 20 finished lots. During the six months ended February 29, 2020, the Company received payment and recognized revenue of $2,836,700 from one home builder in exchange for the delivery of 41 finished lots. During the three and six months ended February 28, 2019, the Company received $300,000 from one home builder in exchange for the delivery of 4 finished lots.

The Company’s second format is the sale of finished lots pursuant to a development agreement with builders, whereby the Company receives payments in stages that include (i) payment upon the delivery of platted lots (which requires the Company to deliver deeded title to individual lots), (ii) a second payment upon the completion of certain infrastructure milestones, and (iii) final payment upon the delivery of the finished lot. Ownership and control of the platted lots pass to the builders once the Company closes the sale of the platted lots. Because the builder (i.e., the customer) takes control of the lot at the first closing and subsequent improvements made by the Company improve the builder’s lot as construction progresses, the Company accounts for revenue over time with progress measured based upon costs incurred to date compared to total expected costs.  Any revenue in excess of amounts entitled to be billed is reflected on the balance sheet as a contract asset, and amounts received in excess of revenue recognized are recorded as deferred revenue. As of February 29, 2020, the Company had received cumulative payments of approximately $21 million under development agreements relating to 293 lots from two home builders, of which approximately $18.0 million of revenue was recognized over time based on the costs incurred to date compared to total expected costs for full completion of the 293 lots. During the three months ended February 29, 2020 and February 28, 2019, the Company recognized $859,600 and $1,646,400 of lot sales over time, respectively. For the six months ended February 29, 2020 and February 28, 2019, the Company recognized $7,970,600 and $3,027,600 of lot sales over time, respectively. The Company had deferred revenue related to lot sales of $3,169,500 as of February 29, 2020. The Company does not have any material significant payment terms as all payments are expected to be received within 12 months after the delivery of each platted lot. The Company adopted the practical expedient for financing components and does not need to account for a financing component of these lot sales as the delivery of lot sales is expected to occur within one year or less.

(ii)
Construction support activities – The Company performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance of the grading erosion and sediment control best management practices and other construction-related services. These activities are invoiced upon completion and are included in Inventories and subsequently expensed through Land development construction costs until bonds are issued by the Sky Ranch Districts (as defined in Note 6 – Related Party Transactions) and/or the CAB and the CAB reimburses the Company for public improvements. Refer to section (iv) Reimbursable Costs for Public Improvements for details on repayment of reimbursable costs. To date, the Company has invoiced the CAB $555,200 for construction support activities, which amount is included in Inventories.

Index
(iii)
Project management services – The Company entered into two Service Agreements for Project Management Services with the CAB beginning on May 2, 2018. Pursuant to these agreements, the Company acts as the project manager and provides any and all services required to deliver the CAB-eligible improvements, including but not limited to CAB compliance; planning design and approvals; project administration; contractor agreements; and construction management and administration. The Company must submit to the CAB a monthly invoice, in a form acceptable to the CAB, detailing all project management activities during the period. The Company is responsible for all expenses it incurs in the performance of the agreements and is not entitled to any reimbursement or compensation except as defined in the agreements, unless otherwise approved in advance by the CAB in writing. The CAB is subject to annual budget and appropriation procedures and does not intend to create a multiple-fiscal year direct or indirect debt or other financial obligation. The Company receives a project management fee of five percent (5%) of actual construction costs of CAB-eligible improvements. The project management fee qualifies as a reimbursable cost to the Company. The project management fee is based only on the actual costs of the improvements; thus, items such as fees, permits, review fees, consultant or other soft costs, and land acquisition or any other costs that are not directly related to the cost of construction of CAB-eligible improvements are not included in the calculation of the project management fee. Soft costs and other costs that are not directly related to the construction of CAB-eligible improvements are included in Inventories and accounted for in the same manner as construction support activities as described above. The Company and the CAB have agreed that no payment is required by the CAB with respect to project management fees unless and until the CAB and/or the Sky Ranch Districts issue municipal bonds in an amount sufficient to reimburse the Company for all or a portion of advances provided or expenses incurred for reimbursables. Due to this contingency, the project management fees are being accrued to revenue with a corresponding allowance until the point in time when bonds are issued by the Sky Ranch Districts and/or the CAB and the CAB reimburses the Company for the public improvements. At that point, the portion of the project management fees repaid will be recognized as revenue. To date, the Company has accrued $1,304,400 in project management services to the CAB.

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

The Company and the CAB have agreed that no payment is required with respect to advances made by the Company or expenses incurred related to construction of public improvements unless and until the CAB and/or the Sky Ranch Districts issue bonds in an amount sufficient to reimburse the Company for all or a portion of the advances made and expenses incurred. Due to this contingency, the reimbursable costs for the construction of public improvements, including reimbursable costs for construction support activities, are included in Inventories and subsequently expensed through Land development construction costs until the point in time when the CAB reimburses the Company for such public improvements. The Company submits specific costs for reimbursement to the CAB.  Based on the specific costs being reimbursed by the CAB, the Company records those costs that have been previously expensed in cost of sales as other income and those costs that remain capitalized as inventory costs as a reduction of the related inventory costs held in Inventories. Any reimbursable costs repaid after all capitalized expenses and lot revenues have been fully recognized are recorded as other income.

All amounts owed under the 2018 FFAA (as defined in Note 6 – Related Party Transactions) bear interest at a rate of 6% per annum. No payment is required of the CAB for advances made to the CAB or expenses incurred related to construction of public improvements unless and until the CAB and/or Sky Ranch Districts issue bonds in an amount sufficient to reimburse the Company for all or a portion of advances or other expenses incurred. Due to this contingency, interest is accrued to Interest Income with a corresponding allowance until the point in time when bonds are issued. At that point, the allowance will be reversed for the portion of the accrued interest repaid and the accrued interest will be recognized. To date, the Company has accrued $1,031,900 for accrued interest for advances made to the CAB.

On November 19, 2019, the CAB sold tax-exempt, fixed rate senior bonds in the aggregate principal amount of approximately $11,435,000 and tax-exempt, fixed-rate subordinate bonds in the aggregate principal amount of approximately $1,765,000 (collectively, the “Bonds”). Upon the sale of the Bonds, approximately $10.5 million of the net proceeds from the Bonds were used to partially reimburse the Company for advances it made to the CAB pursuant to the 2018 FFAA to fund the construction of public improvements to the Sky Ranch property. The remainder of the bond proceeds were retained by the CAB in cash in order to pay expenses relating to the cost of issuing the bonds and repay debt service through 2021, when the CAB expects to generate enough revenue through mill levies, to repay bond holders.

Index
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

	As of February 29, 2020
	Costs incurred to date	Payments repaid by CAB	Net costs incurred to date
Construction support activities	$555,200	$—	$555,200
Project management services	1,304,400	—	1,304,400
Public Improvements	24,575,200	10,505,000	14,070,200
Accrued interest	1,031,900	—	1,031,900
Total reimbursable costs	$27,466,700	$10,505,000	$16,961,700

The Company expects to incur approximately an additional $4.5 million of construction costs related to public improvements and expects to be reimbursed approximately an additional $18.5 million.

The Company evaluated disaggregation of revenue and has determined that no additional disaggregation of revenue is necessary.

Contract asset by segment is as follows:

The Company did not have a contract asset at February 29, 2020, February 28, 2019 or August 31, 2019.

Changes in contract asset were as follows:

	February 29, 2020	August 31, 2019
Balance, beginning of period	$—	$—
Recognition of revenue contract asset	—	1,020,146
Contract asset invoiced	—	(1,020,146)
Balance, end of period	$—	$—

Deferred revenue by segment is as follows:

	February 29, 2020	August 31, 2019
Land development activities	$3,169,505	$3,991,535
Oil and gas leases and water sales payment	2,544,388	1,067,348
Balance, end of period	$5,713,893	$5,058,883

The current portion of deferred revenue for oil and gas leases and water sales payment as of February 29, 2020 and August 31, 2019,  is $2,283,763 and $706,464, respectively. There were no water segment deferred revenues as of February 28, 2019 and August 31, 2019.

Changes in deferred revenue were as follows:

	February 29, 2020	August 31, 2019
Balance, beginning of period	$5,058,883	$1,846,630
Deferral of revenue	14,758,101	12,700,065
Recognition of unearned revenue	(14,103,091)	(9,487,812)
Balance, end of period	$5,713,893	$5,058,883

The recognition of unearned revenue was $10,807,353 and $5,920,319 from land development activities and $3,295,738 and $3,567,493 from oil and gas leases and water sales payments for the six months ended February 29, 2020 and August 31, 2019, respectively.

Index
Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. At February 29, 2020, the Company had outstanding open contracts for $13,698,400, which primarily related to the sale of 506 lots at Sky Ranch. The Company expects to recognize approximately 89% of such revenue over the next 12 months.

Inventories

Inventories primarily include land held for development and sale, which the Company has begun developing and are stated at cost. Capitalized lot development costs at Sky Ranch are costs incurred to construct finished lots at Sky Ranch that meet the Company’s capitalization criteria for improvements to a lot and are capitalized as incurred. The Company capitalizes certain legal, engineering, design, permitting, land acquisition, and construction costs related to the development of lots at Sky Ranch. The Company uses the specific identification method for purposes of accumulating land development costs and allocates costs to each lot to determine the cost basis for each lot sale. The Company records all land cost of sales when a lot is completed and sold on a lot-by-lot basis. Costs included in Inventories include common area costs that the Company funded through the CAB. The Company expects that such costs will be reimbursable by the CAB. The Company records future reimbursements as a reduction of reimbursable capitalized costs remaining in Inventories once the CAB has the ability to reimburse the costs (i.e., once the Sky Ranch Districts and/or the CAB has issued bonds).

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

Oil and Gas Lease Payments

As described in Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2019 Annual Report, the Company entered into a Paid-Up Oil and Gas Lease (the “Sky Ranch O&G Lease”) and a Surface Use and Damage Agreement that were subsequently purchased by a wholly owned subsidiary of ConocoPhillips Company and recently acquired by Crestone Peak Resources. Six wells have been drilled within the Company’s mineral interest and placed into service (four new wells beginning in fiscal 2020) and are producing oil and gas and accruing royalties to the Company. During the three months ended February 29, 2020 and February 28, 2019, the Company received $269,500 and $44,400 net of taxes, respectively, in royalties attributable to these wells. During the six months ended February 29, 2020 and February 28, 2019, the Company received $538,600 and $75,800 net of taxes, respectively, in royalties attributable to these wells. The Company classifies income from oil and gas lease and royalty payments as Other income in the statement of operations and comprehensive income as the Company does not consider these arrangements to be a primary operating business activity.

Deferred Revenue

In July 2019, the Company received an up-front payment of $573,700 from an Agreement on Locations of Oil and Gas Operations for a pad site covering approximately 16 acres with the operator of the Sky Ranch O&G Lease (the “OGOA”), which will be recognized as income on a straight-line basis over three years. If after three years the operator has not spud at least one well on the OGOA, the operator may extend the right to the OGOA one additional year by paying $75,000 to the Company. The operator may only extend the OGOA for two additional years for a total of five years. The Company recognizes the up-front payments on a straight-line basis over the terms of the respective agreements. During the three and six months ended February 29, 2020, the Company recognized $47,800 and $95,600 of income, respectively, related to the up-front payments received pursuant to the OGOA. No revenue was recognized for the three or six months ended February 28, 2019 related to the up-front payments received pursuant to the OGOA. As of February 29, 2020 and August 31, 2019, the Company had deferred revenue of $451,900 and $547,500, respectively, related to the OGOA.

Index
In September 2017, the Company entered into a Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP (the “Bison Lease”). Pursuant to the Bison Lease, the Company received an up-front payment of $167,200 in October 2017, which will be recognized as income on a straight-line basis over the three year term of the lease. The Company recognized lease income of $13,900 during the three months ended February 29, 2020 and February 28, 2019 related to the up-front payment received pursuant to the Bison Lease. The Company recognized lease income of $27,900 during the six months ended February 29, 2020 and February 28, 2019 related to the up-front payment received pursuant to the Bison Lease. As of February 29, 2020 and August 31, 2019, the Company had deferred revenue of $32,500 and $60,400, respectively, related to the Bison Lease that will be recognized as income ratably through September 2020.

The Company also billed and received payments of $2.0 million as of the quarter ended February 29, 2020 from one of its industrial water customer, to reserve first priority water for its oil and gas fracking needs for defined periods through 2020. As the Customer uses the forecasted volumes each month, the Company will recognize revenue based on the volumes used. The Customer may take such volumes up to one year from invoice date. If the Customer does not take the forecasted volumes in the anticipated period, such volumes are forfeited by the Customer. At that time, any payments received for unused volumes will be recognized as revenue. As of February 29, 2020, the Company had deferred revenue of $2.0 million as a result of these advanced water purchase payments.

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

Share-Based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company records share-based compensation costs as expense over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. The impact on the income tax provision for the granting and exercise of stock options during the three and six months ended February 29, 2020 was a deferred tax expense of approximately $5,600 and a deferred tax benefit of $20,300, respectively. Because the Company had a full valuation allowance on its deferred tax assets as of November 30, 2018, there was no effect on the tax provision during the period. The Company recognized $247,800 of share-based compensation expense, which included unrestricted stock grants, and $58,200 of share-based compensation expense during the three months ended February 29, 2020 and February 28, 2019, respectively. The Company recognized $353,200 of share-based compensation expense, which included unrestricted stock grants, and $161,700 of share-based compensation expense during the six months ended February 29, 2020 and February 28, 2019, respectively.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits as of February 29, 2020.

As a result of H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), signed into law on December 22, 2017, the Company has a $282,000 alternative minimum tax (“AMT”) deferred tax asset for which it did not have a valuation allowance as of February 29, 2020 and August 31, 2019.  The Company expects to receive the AMT as a refund in future years.  Most, if not all, of this credit will be refundable starting with the filing of the 2018 (fiscal year ending 2019) through 2021 (fiscal year ending 2022) tax returns, subject to limitations of Internal Revenue Code Section 382 (arises with ownership changes) and the sequestration limitation of the Balanced Budget Act of 1997.

Index
The Company’s effective tax rate was 22.3% and 24.6% for the three and six months ended February 29, 2020, respectively. The effective tax rate was 0% for the three and six months ended February 28, 2019 due to the valuation allowance the Company maintained on its net deferred tax asset.

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

The Company maintained a valuation allowance on the net deferred tax asset other than AMT credits as of February 28, 2019, as the Company had determined it was more likely than not that the Company would not realize its deferred tax assets as of February 28, 2019. Such assets primarily consisted of operating loss carryforwards. The Company assessed the realizability of its deferred tax asset using all available evidence. In particular, the Company considered both historical results and projections of profitability for the reasonably foreseeable future periods. The Company is required to reassess its conclusions regarding the realization of its deferred tax assets at each financial reporting date. As a result of the evaluation, the Company concluded that all of the valuation allowance was no longer necessary as of August 31, 2019 and released the valuation allowance.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal year 2015 through fiscal year 2019.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At February 29, 2020, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the six months ended February 29, 2020 or February 28, 2019.

Income per Common Share

Income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Common stock options of 263,273 and 195,196 common share equivalents as of the three months ended February 29, 2020 and February 28, 2019, respectively, were included in the calculation of income per common share as dilutive common stock equivalents using the treasury stock method. Common stock options of 243,685 and 209,579 common share equivalents as of the six months ended February 29, 2020 and February 28, 2019, respectively, were included in the calculation of income per common share as dilutive common stock equivalents using the treasury stock method. Common stock options aggregating 50,000 common share equivalents as of the six months ended February 28, 2019, have been excluded from the calculation of income per common share as their effect is anti-dilutive.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Companies will now use forward-looking information to better inform their credit loss estimates. The standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently assessing the provisions of the standard and the impact of the adoption on its consolidated financial statements.

Index
In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220); Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted in any interim period after issuance of the standard. The Company has assessed the impact of this standard on its condensed consolidated financial statements and determined that it is immaterial.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. This standard expands the scope of ASC Topic 718, Compensation – Stock Compensation, which currently only includes share-based payments issued to employees, to include share-based payments issued to nonemployees for goods and services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes ASC Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within these fiscal years. The Company has assessed the impact of this standard on its consolidated financial statements and determined that is immaterial.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the NASDAQ Stock Market. The Company had no Level 1 assets or liabilities as of February 29, 2020 or August 31, 2019.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had seven and one Level 2 assets as of February 29, 2020 and August 31, 2019, respectively, which consisted of short-term certificates of deposit.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability, the contingent portion of the CAA, as of February 29, 2020 and August 31, 2019. The Company has determined that the contingent portion of the CAA does not have a determinable fair value (see Note 4 – Long-Term Obligations and Operating Lease).

The Company maintains policies and procedures to value instruments using what management believes to be the best and most relevant data available.

Level 2 Asset – Investments. The Company’s investments are the Company’s only financial assets measured at fair value on a recurring basis. The fair value of investment securities is based on the values reported by the financial institutions where the funds are held. Investment securities include certificates of deposit and U.S. Treasury debt securities.

The Company’s non-financial assets measured at fair value on a non-recurring basis when assessing recoverability consist entirely of its investments in water and water systems and other long-lived assets. See Note 3 – Water and Land Assets below.

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of February 29, 2020:

			Fair Value Measurement Using:
	Fair Value	Cost / Other Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Accumulated Unrealized Gains and (Losses)
Certificates of deposit	$1,720,200	$1,720,000	$—	$1,720,200	$—	$200
Total	$1,720,200	$1,720,000	$—	$1,720,200	$—	$200

15

Index
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

The Company also held a certificate of deposit that is not carried at fair value on the consolidated balance sheets and is classified as a held-to-maturity security. As of February 29, 2020, the carrying amount of held-to-maturity securities was $0. As of August 31, 2019, the carrying amount of held-to-maturity securities was $192,800 and is recorded as short-term investments in the accompanying consolidated financial statements.

NOTE 3 – WATER AND LAND ASSETS

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2019 Annual Report. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the six months ended February 29, 2020.

Investment in Water and Water Systems

The Company’s Investments in Water and Water Systems consist of the following costs and accumulated depreciation and depletion at February 29, 2020 and August 31, 2019:

	February 29, 2020		August 31, 2019
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Rangeview Water Supply	$14,827,200	$(15,100)	$14,823,800	$(14,700)
Sky Ranch water rights and other costs	7,477,900	(865,500)	7,371,500	(757,400)
Fairgrounds water and water system	2,899,800	(1,195,000)	2,899,800	(1,151,000)
Rangeview water system	15,895,300	(509,000)	5,617,800	(372,300)
Water Supply – Other	7,423,400	(975,700)	4,758,200	(860,100)
Wild Pointe service rights	1,631,800	(620,200)	1,631,800	(489,800)
Sky Ranch pipeline	5,727,300	(507,100)	5,723,700	(411,600)
Lost Creek water supply	3,356,800	—	3,324,000	—
Construction in progress	768,300	—	8,176,600	—
Totals	60,007,800	(4,687,600)	54,327,200	(4,056,900)
Net investments in water and water systems	$55,320,200		$50,270,300

Capitalized terms in this section not defined herein are defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2019 Annual Report.

The Rangeview water system includes the Sky Ranch water reclamation facility. The Company placed the facility in service during February 2020.

Construction in progress primarily consists of additional water facilities at Sky Ranch. The Company anticipates the additional facilities will be placed in service during the fourth quarter of fiscal 2020.

Depletion and Depreciation

The Company recorded depletion charges of $0 and $200 during the three months ended February 29, 2020 and February 28, 2019, respectively, and $300 and $800 during the six months ended February 29, 2020 and February 28, 2019, respectively . The depletion was related entirely to the Rangeview Water Supply.

Index
The Company recorded $478,300 and $251,300 of depreciation expense during the three months ended February 29, 2020 and February 28, 2019, respectively. These figures include $95,600 and $90,400 of depreciation expense for other equipment not included in the table above in the three months ended February 29, 2020 and February 28, 2019, respectively.

The Company recorded $782,100 and $490,000 of depreciation expense during the six months ended February 29, 2020 and February 28, 2019, respectively. These figures include $180,400 and $178,400 of depreciation expense for other equipment not included in the table above in the six months ended February 29, 2020 and February 28, 2019, respectively.

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

From time to time, the Company reacquired various portions of the CAA obligations, which retained their original priority, including the Land Board’s CAA interest which was assigned and relinquished to the Company in 2014. The Company did not make any CAA acquisitions during the three and six months ended February 29, 2020 and February 28, 2019.

The Company is currently allocated approximately 88% of the total proceeds from the sale of Export Water after payment of the Land Board royalty. As a result of the acquisitions and consideration from cumulative sales of Export Water as detailed in the table below, the remaining potential third-party obligation at February 29, 2020, is approximately $1 million.

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third-Party Obligation	Participating Interests Liability	Contingency
Original balances	$—	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2019:
Acquisitions	—	28,042,500	(28,042,500)	(9,790,000)	(18,252,500)
Relinquishment	—	2,386,400	(2,386,400)	(832,100)	(1,554,300)
Option payments - Sky Ranch and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	903,600	(740,400)	(163,200)	(56,700)	(106,500)
Balance at August 31, 2019	1,547,000	29,491,600	987,600	332,200	655,400
Fiscal 2020 activity:
Export Water sale payments	91,900	(80,900)	(11,000)	(3,900)	(7,100)
Balance at February 29, 2020	$1,638,900	$29,410,700	$976,600	$328,300	$648,300

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

Pursuant to the terms of the Rangeview/Pure Cycle WISE Project Financing Agreement (the “WISE Financing Agreement”) between the Company and the Rangeview District, the Company has an agreement to fund the Rangeview District’s participation in WISE effective as of December 22, 2014. During the quarter ending February 29, 2020, the Company through the Rangeview District purchased an additional 400 acre feet of WISE water for $582,200. The Company’s cost of funding the Rangeview District’s purchase of its share of existing infrastructure and future infrastructure for WISE and funding operations and water deliveries related to WISE is projected to be an additional approximately $4.6 million over the next five years. See further discussion in Note 6 – Related Party Transactions.

Lease Commitments

Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. Effective as of February 2018, the Company entered into an operating lease for approximately 11,393 square feet of office and warehouse space. The lease has a three-year term with payments of $6,600 per month and an option to extend the primary lease term for a two-year period at a rate equal to a 12.5% increase over the primary base payments. The change in the lease costs from adopting ASC 842 was not material to the Company’s operations.

The Company did not enter into any new leases in the three or six months ended February 29, 2020. Rent expense consisted of operating lease expense of $21,300 and $42,600 for the three and six months ended February 29, 2020, respectively. There was no sublease rental income for the three or six months ended February 29, 2020. We paid $19,800 and $39,700 against Lease obligations — operating leases in the three and six months ended February 29, 2020.

Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet. For lease agreements entered into or reassessed after the adoption of Topic 842, the Company combines the lease and non-lease components in determining the lease liabilities and right-of-use (“ROU”) assets.

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

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the consolidated balance sheet as follows:

As of February 29, 2020
Operating leases - right of use assets	$230,622

Accounts payable and accrued liabilities	$66,414
Lease obligations - operating leases, net of current portion	160,013
Total lease liability	$226,427

Weighted average remaining lease term (in years)	2.9
Weighted average discount rate	6.0%

Index
NOTE 5 – SHAREHOLDERS’ EQUITY

The Company maintains the 2014 Equity Incentive Plan (the “2014 Equity Plan”), which was approved by shareholders in January 2014 and became effective on April 12, 2014. Executives, eligible employees, consultants and non-employee directors are eligible to receive options and stock grants pursuant to the 2014 Equity Plan. Pursuant to the 2014 Equity Plan, options to purchase shares of stock and stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the board of directors. The Company has reserved 1.6 million shares of common stock for issuance under the 2014 Equity Plan. The Company began awarding options and stock awards under the 2014 Equity Plan in January 2015. Prior to the effective date of the 2014 Equity Plan, the Company granted options and stock awards to eligible participants under its 2004 Incentive Plan (the “2004 Incentive Plan”), which expired on April 11, 2014. No additional awards may be granted pursuant to the 2004 Incentive Plan; however, awards outstanding as of April 11, 2014, will continue to vest and expire and may be exercised in accordance with the terms of the 2004 Incentive Plan.

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the six months ended February 29, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value
Outstanding at August 31, 2019	555,500	$6.33	6.27	$2,527,590
Granted (1)	130,000	$10.41
Exercised	(12,500)	$2.83
Forfeited or expired	—	$—
Outstanding at February 29, 2020	673,000	$7.18	6.61	$3,492,325

Options exercisable at February 29, 2020	493,000	$6.05	5.66	$3,117,562

(1)	Includes 50,000 shares granted to Mr. Harding on September 27, 2019 and 80,000 total shares granted to employees on September 25, 2019.

On January 15, 2020, the six non-employee Board members were each granted 2,000 unrestricted stock grants. The fair market value of the unrestricted shares for share-based compensation expensing is equal to the closing price of the Company's common stock on the date of grant of $12.45. Stock-based compensation expense includes $149,400 of expense related to unrestricted stock grants for the three and six months ended February 29, 2020. These stock grants were fully expensed at the date of the grant because no vesting requirements exist for unrestricted stock grants.  There was no stock-based compensation expense related to unrestricted stock grants for the three and six months ended February 28, 2019.

The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan as of and for the six months ended February 29, 2020:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2019	152,500	$4.03
Granted	130,000	4.19
Vested	(102,500)	3.75
Forfeited	—	—
Non-vested options outstanding at February 29, 2020	180,000	$4.31

All non-vested options are expected to vest.

Stock-based compensation expense, including unrestricted stock grant expense, was $247,800 and $58,200 for the three months ended February 29, 2020 and February 28, 2019, respectively. Stock-based compensation expense, including unrestricted stock grant expense, was $353,200 and $161,700 for the six months ended February 29, 2020 and February 28, 2019, respectively.

At February 29, 2020, the Company had unrecognized compensation expenses totaling $624,900 relating to non-vested options that are expected to vest. The weighted-average period over which these options are expected to vest is approximately two years.

Index
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

Through the WISE Financing Agreement, the Company agreed to fund the Rangeview District’s cost of participating in the regional water supply project known as the WISE partnership. During the quarter ending February 29, 2020, the Company, through the Rangeview District, purchased an additional 400 acre feet of WISE water for $582,200. The Company anticipates spending an additional approximately $4.6 million over the next five fiscal years to fund the Rangeview District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE and to fund operations and water deliveries related to WISE. To date, the Company has capitalized the funding provided pursuant to the WISE Financing Agreement because the funding has been provided to purchase capacity in the WISE infrastructure. The Company’s total investment in the WISE assets as of February 29, 2020, is approximately $6.2 million.

In 1995, the Company extended a loan to the Rangeview District. The loan provided for borrowings of up to $250,000, is unsecured, and bears interest based on the prevailing prime rate plus 2% (6.75% at February 29, 2020). The maturity date of the loan is December 31, 2020. In January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect. $1,017,700 of the balance in Notes receivable - related parties at February 29, 2020, includes borrowings by the Rangeview District of $587,900 and accrued interest of $429,800.

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

Index
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

As of February 29, 2020, the balance of the Company’s advances, net of reimbursed costs in February 2020, to the CAB totaled $14.1 million, of which $1.8 million is included in Inventories and $12.3 million was expensed through Land development construction costs of revenues. The advances have been used by the CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the CAB.  Based on the specific costs being reimbursed by the CAB, the Company records those costs that have been previously expensed in cost of sales as other income and those costs that remain capitalized as inventory costs as a reduction of the related inventory costs held in Inventories. Any reimbursable costs repaid after all capitalized expenses and lot revenues have been fully recognized are recorded as other income.

Refer to Note 1 – Presentation of Interim Information - Revenue Recognition - Land Development Activities for a summary of reimbursable costs incurred to date, payments made from the CAB and any outstanding reimbursable amounts.

In September 2018, effective as of November 13, 2017, the Company entered into an Operation Funding Agreement with the CAB obligating the Company to advance funding to the CAB for operation and maintenance expenses for the 2018 and 2019 calendar years. All payments are subject to annual appropriations by the CAB in its absolute discretion.  The advances by the Company accrue interest at the rate of 6% per annum from the date of the advance. $27,800 of the balance of the Notes receivable – related parties at February 29, 2020, includes borrowings by the CAB of $25,500 and accrued interest of $2,300.

NOTE 7 – SIGNIFICANT CUSTOMERS

Water and Wastewater

Pursuant to the Rangeview Water Agreements (defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2019 Annual Report) and an Export Service Agreement entered into with the Rangeview District dated June 16, 2017, the Company provides water and wastewater services on the Rangeview District’s behalf to the Rangeview District’s customers. Sales to the Rangeview District accounted for 87% and 22% of the Company’s total water and wastewater revenues for the three months ended February 29, 2020 and February 28, 2019 respectively. Sales to the Rangeview District accounted for 76% and 7% of the Company’s total water and wastewater revenues for the six months ended February 29, 2020 and February 28, 2019, respectively. The Rangeview District has three significant customers, the Ridgeview Youth Services Center (“Ridgeview”), Sky Ranch Community Development (“Sky Ranch”) and Elbert & Highway 86 Commercial District (“Wild Pointe”). The Rangeview District’s significant customers accounted for 35%, 29% and 0%, respectively, of the Company’s total water and wastewater revenues for the three months ended February 29, 2020, and 16%, 0% and 0%, respectively, for the three months ended February 28, 2019. Ridgeview, Sky Ranch and Wild Pointe accounted for 31%, 15% and 14%, respectively, and 5%, 0% and 0%, respectively, for the six months ended February 28, 2019.

Revenues related to the provision of water for the oil and gas industry to one customer accounted for approximately 23% of the Company’s water and wastewater revenues for the three months ended February 29, 2020. Revenues related to the provision of water for the oil and gas industry to two customers represented approximately 52% and 21%, respectively, of the Company’s water and wastewater revenues for the three months ended February 28, 2019. Revenues related to the provision of water for the oil and gas industry to one customer represented approximately 23% of the Company’s water and wastewater revenues for the six months ended February 29, 2020. Revenues related to the provision of water for the oil and gas industry to two customers represented approximately and 48% and 43%, respectively, for the six months ended February 29, 2020 and February 28, 2019 .

Land Development

Revenues from three customers represented 100% of the Company’s land development revenues for the three months ended February 29, 2020. The three customers represented 62%, 28% and 10%, respectively, of the Company’s land development revenues for the three months ended February 29, 2020. Revenues from three customers represented 100% of the Company’s land development revenues for the three months ended February 28, 2019. The three customers represented 58%, 27% and 15%, respectively, of the Company’s land development revenues for the three months ended February 28, 2019.

Revenues from three customers represented 100% of the Company’s land development revenues for the six months ended February 29, 2020 and February 28, 2019. The three customers represented 61%, 27% and 12%, respectively, of the Company’s land development revenues for the six months ended February 29, 2020 and 61%, 30% and 9%, respectively, of the Company’s land development revenues for the six months ended February 28, 2019.

Index
Accounts Receivable

The Company had accounts receivable from the Rangeview District which accounted for 76% and 40% of the Company’s trade receivables balances at February 29, 2020 and August 31, 2019, respectively. The Company had accounts receivable from one other customer which accounted for approximately 14% and 57% of its trade receivable balances at February 29, 2020 and August 31, 2019, respectively. Accounts receivable from Ridgeview accounted for 5% and 5% of the Company’s water and wastewater trade receivables as of February 29, 2020 and August 31, 2019, respectively. Accounts receivable from Wild Pointe accounted for 41% and 0% of the Company’s water and wastewater trade receivables as of February 29, 2020 and August 31, 2019, respectively.

NOTE 8 – ACCRUED LIABILITIES

At February 29, 2020, the Company had accrued liabilities of $3,840,700, of which $66,400 was for current operating lease obligations, $57,900 was for estimated property taxes, $54,900 was for professional fees, and $3,661,500 was for operating payables, of which $3,108,400 is payable to the Rangeview Metropolitan District for water infrastructure capital projects and $188,200 is payable to the CAB for the development of Sky Ranch. The Sky Ranch development costs are also included in Inventories or expensed through Land development construction costs.

At August 31, 2019, the Company had accrued liabilities of $3,428,400, of which $460,500 was for accrued compensation, $94,000 was for estimated property taxes, $70,000 was for professional fees and the remaining $2,803,900 was related to operating payables, of which $1,399,600 is payable to the CAB for the development of Sky Ranch and $930,900 is payable to the Rangeview District for water infrastructure capital projects. The Sky Ranch development costs were also included in Inventories or expensed through Land development construction costs.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has historically been involved in various claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Company records an accrual for a material loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company makes such estimates based on information known about the claims and experience in contesting, litigating and settling similar claims. Disclosures are also provided for reasonably possible losses that could have a material effect on the Company’s financial position, results of operations or cash flows. The Company was not involved in litigation or other legal proceedings and had no contingencies where the risk of material loss was reasonably possible as of February 29, 2020, or August 31, 2019.

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

Oil and gas royalties and licenses are a passive activity and not an operating business activity and, therefore, are not classified as a segment.

Index
The following table summarizes wholesale water and wastewater services and land development revenue information by segment:

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Wholesale water and wastewater services	$1,252,870	$684,038	$3,172,256	$2,375,391
Land development activities	2,265,710	1,946,381	10,807,353	3,327,577
Total revenues	$3,518,580	$2,630,419	$13,979,609	$5,702,968

The following table summarizes wholesale water and wastewater services and land development pretax income by segment:

	Three Months Ended		Six Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Wholesale water and wastewater services	$621,752	$257,509	$2,018,198	$1,420,582
Land development activities	448,610	116,783	7,202,420	199,655
Corporate	(717,603)	(470,317)	(1,218,275)	(1,082,290)
Total pretax income (loss)	$352,759	$(96,025)	$8,002,343	$537,947

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

	February 29, 2020	August 31, 2019
Wholesale water and wastewater services	$55,879,759	$51,588,079
Land development activities	8,792,887	16,866,542
Corporate	26,930,755	15,266,783
Total assets	$91,603,401	$83,721,404

NOTE 11 – INCOME TAXES

The Company recorded income tax expense of $78,800 and $0 for the three months ended February 29, 2020 and February 28 2019, respectively, and $1,966,000 and $0 for the six months ended February 29, 2020 and February 28, 2019, respectively. The net expense during the three months ended February 29, 2020 consisted of current income tax expense of $75,700 and deferred income tax expense of $3,100. The net expense during the six months ended February 29, 2020 consisted of current income tax expense of $1,244,000 and deferred income tax expense of $722,000. The deferred tax expense consists of the usage of the Company's remaining $2.5 million net operating loss carryforwards and payment of deferred compensation in the period.

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items. At February 29, 2020 the Company is estimating an annual effective tax rate of approximately 25%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 22.3% and 24.6% for the three and six months ended February 29, 2020,  respectively. The Company did not record income tax expense for the three or six months ended February 28, 2019.

The Company paid Federal and State tax installments of $877,400 and $193,500, respectively, during the three and six months ended February 29, 2020. No taxes were paid during the three and six months ended February 28,2019.

Index
Deferred income taxes reflect the tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of February 29, 2020 and August 31, 2019 are as follows:

	For the Periods Ended:
	February 29, 2020	August 31, 2019
Deferred tax assets (liabilities):
Net operating loss carryforwards	$—	$609,439
Accrued compensation	—	113,559
Deferred revenues	119,444	149,895
Depreciation and depletion	(34,207)	(46,408)
Non-qualified stock options	430,974	410,633
Other	45,093	46,128
Net deferred tax asset	$561,304	$1,283,246

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

At August 31, 2019, the Company had $2.5 million of net operating loss carryforwards available for income tax purposes. The net operating loss carryforwards expire at various times beginning in 2036 and ending in 2038 for federal income tax purposes and expire at various times beginning in 2035 and ending in 2036 for state income tax purposes. As of November 30, 2019, the Company used the remaining balance of its net operating loss carryforwards.

NOTE 12 – SUBSEQUENT EVENT

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new coronavirus as a “pandemic”. First identified in late 2019 and known now as COVID-19, the outbreak has impacted thousands of individuals worldwide. In response, many countries have implemented measures to combat the outbreak, which have impacted global business operations.  As of the date of issuance of the financial statements, the Company's operations have not been significantly impacted; however, the Company continues to monitor the situation. No impairments were recorded as of February 29, 2020, as no triggering events or changes in circumstances had occurred. However, due to significant uncertainty surrounding the situation, management's judgment regarding this could change in the future. In addition, while the Company's results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time.

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

Our Business

Pure Cycle Corporation (“we,” “us,” or “our”) is a Colorado corporation that operates in two business segments. We develop wholesale water and wastewater systems in the water-short Denver metropolitan area and are developing a Master Planned Community on approximately 930 acres of land located along the Interstate 70 corridor (“I-70”), approximately four miles south of Denver International Airport (“DIA”). The Company has accumulated valuable water and land interests over the past 30 years and has developed an extensive network of wholesale water production, storage, treatment and distribution systems, and wastewater collection and treatment systems which serve domestic, commercial and industrial customers in the Denver metropolitan region. Our land assets, which include zoning for residential, commercial, retail and light industrial, are located in one of the most active development areas in the Denver metropolitan region along I-70.

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

Wholesale Water and Wastewater

Water resources throughout the western United States and more prominently in Colorado are a scarce and valuable resource. We own or control a portfolio of approximately 29,600 acre feet of groundwater and surface water supplies, approximately 26,000 acre feet of adjudicated reservoir sites, two wastewater reclamation facilities, water treatment facilities, potable and raw water storage facilities, wells and water production facilities, and nearly 50 miles of water distribution and wastewater collection lines. Our water supplies and wholesale facilities are located in southeast Denver, in Arapahoe County, an area which is limited in both water availability and infrastructure to produce, treat, store, and distribute water and wastewater, which we believe provides us with a unique competitive advantage offering these services.

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

Our utility segment generates revenues from three sources: (i) tap fees, which are a one-time charge to home builders or businesses to connect to our water and wastewater systems, (ii) usage charges, which are monthly metered water and wastewater fees, and (iii) construction or special facility fees, which are specifically contracted for when necessary. We estimate that our water portfolio can provide service to approximately 60,000 single family equivalent (“SFEs”) units. Our current water tap fee is $26,675 per SFE, and our wastewater tap fee is $4,659 per SFE. On average, we generate annual revenue of approximately $1,000 per SFE water connection and $500 per SFE wastewater connection. We provide potable water to nearly 497 SFE connections and domestic wastewater services to approximately 240 SFEs.

Industrial Frack Water Deliveries

In addition to our domestic customers, we provide raw water to industrial customers in the oil and gas industry for hydraulic fracturing. Multiple operators lease more than 135,000 acres in and adjacent to our service area with more than 100 wells and miles of oil and gas collection lines. Sales of water to industrial customers in the oil and gas industry are cyclical. After several years of significant activity, demand for water by the oil and gas industry is almost non-existent as a result of low oil and gas prices due to increased production by Saudi Arabia and Russia and decreased demand due to stay-at-home orders as a result of the COVID-19 pandemic.

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

Index
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

We estimate that the development of the finished lots for the first phase (506 lots) of Sky Ranch will require total capital of approximately $36 million, which includes estimated reimbursable costs of approximately $29 million that will be reimbursable to us by the CAB from the anticipated sale of the municipal bonds. Lot sales to home builders will generate approximately $37 million in revenues, of which $28 million has been recognized as of February 29, 2020, providing a margin on lots of approximately $1 million prior to receipt of reimbursable costs, as discussed above. The Company and the CAB have agreed that no payment is required by the CAB with respect to reimbursable costs unless and until the CAB and/or the Sky Ranch Districts issue municipal bonds in an amount sufficient to reimburse us for all or a portion of advances provided or expenses incurred for reimbursables. Due to this contingency, reimbursable costs are currently included in Inventories and subsequently expensed through Land development construction costs until the point in time when bonds are issued and the CAB reimburses us for the public improvements. We submit specific costs for reimbursement to the CAB.  Based on the specific costs being reimbursed by the CAB, we record those costs that have been previously expensed in cost of sales as other income and those costs that remain capitalized as inventory costs as a reduction of the related inventory costs held in Inventories. Any reimbursable costs repaid after all capitalized expenses and lot revenues have been fully recognized are recorded as other income. The costs of developing lots and revenues from the sales of finished lots are expected to be incurred over several quarters, and the timing of cash flows will include certain milestone deliveries, including, but not limited to, completion of governmental approvals, installation of improvements, and completion of lot deliveries. As of February 29, 2020, the CAB has reimbursed the Company $10.5 million through the sale of municipal bonds.

Results of Operations

Executive Summary

The results of our operations for the three and six months ended February 29, 2020 and 2019 are as follows:

Table 1a - Summary of Results of Operations

	Three Months Ended
	February 29, 2020	February 28, 2019	$ Change	% Change
Millions of gallons of water delivered	4.0	13.8	(9.8)	(71)%
Oil and gas water usage revenues	$19,600	$124,200	$(104,600)	(84)%
Municipal water usage revenues	36,800	34,800	2,000	6%
Total metered water usage revenues	$56,400	$159,000	$(102,600)	(65)%
Operating costs to deliver water (excluding depreciation and depletion)	$207,300	$229,600	$(22,300)	(10)%
Water delivery gross margin %	(268)%	(44)%

Wastewater treatment revenues	$19,400	$7,500	$11,900	159%
Operating costs to treat wastewater	$37,400	$4,700	$32,700	696%
Wastewater treatment gross margin %	(93)%	37%

Lot sales revenue	$2,265,700	$1,946,400	$319,300	16%
Land development construction costs incurred	$1,817,100	$1,829,600	$(12,500)	(1)%
Lot sales gross margin %	20%	6%

Other income	$4,200	$50,400	$(46,200)	(92)%
Other income costs incurred	$3,700	$31,100	$(27,400)	(88)%
Other income gross margin %	12%	38%

Tap and Special Facility revenues	$1,172,800	$467,100	$705,700	151%

General and administrative expenses	$1,036,600	$559,600	$477,000	85%
Net income (loss)	$273,900	$(96,000)	$369,900	385%

Index
Table 1b - Summary of Results of Operations

	Six Months Ended
	February 29, 2020	February 28, 2019	$ Change	% Change
Millions of gallons of water delivered	20.0	135.4	(115.4)	(85)%
Oil and gas water usage revenues	$56,900	$1,409,300	$(1,352,400)	(96)%
Municipal water usage revenues	140,300	117,600	22,700	19%
Total metered water usage revenues	$197,200	$1,526,900	$(1,329,700)	(87)%
Operating costs to deliver water (excluding depreciation and depletion)	$461,100	$564,800	$(103,700)	(18)%
Water delivery gross margin %	(134)%	63%

Wastewater treatment revenues	$39,900	$16,400	$23,500	143%
Operating costs to treat wastewater	$63,500	$7,400	$56,100	758%
Wastewater treatment gross margin %	(59)%	55%

Lot sales revenue	10,807,400	3,327,600	7,479,800	225%
Land development construction costs incurred	9,880,400	3,127,900	6,752,500	216%
Lot sales gross margin %	9%	6%

Other income	$90,200	$110,200	$(20,000)	(18)%
Other income costs incurred	$27,500	$70,300	$(42,800)	(61)%
Other income gross margin %	70%	36%

Tap and specialty facility revenues	$2,845,000	$721,900	$2,123,100	294%

General and administrative expenses	$1,838,000	$1,198,400	$639,600	53%
Net income	$6,036,400	$537,900	$5,498,500	1,022%

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

Water deliveries decreased 71% and water revenues decreased 65% during the three months ended February 29, 2020, as compared to the three months ended February 28, 2019. Water deliveries decreased 85% and water revenues decreased 87% during the six months ended February 29, 2020, as compared to the six months ended February 28, 2019. The decreases in water deliveries and revenues are the result of a decrease in demand from our industrial customers for water for hydraulic fracturing. The demand decreased in part due to changes to the oil and gas regulatory environment in the state of Colorado and primarily due to the decision of our largest customer of industrial water to shut down operations in the later months of calendar 2019 to pursue the sale of its oil and gas leases in the region. As a result of the difference in metered rates for fracking water compared to rates for tap customers, revenues received for fracking water have a greater margin. Increases and decreases in water deliveries charged at different rates will result in disproportionate increases and decreases in revenues and margins. The following tables detail the sources of our sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for the three and six months ended February 29, 2020 and February 28, 2019, respectively.

Index
Table 2a - Water Revenue Summary

	Three Months Ended
	February 29, 2020			February 28, 2019
Customer Type	Sales	kgal	Average price per kgal	Sales	kgal	Average price per kgal
On Site	$24,700	1,210.7	$20.40	$26,400	2,745.5	$9.62
Export - Commercial	7,900	259.1	30.49	5,300	148.5	35.69
Sky Ranch	10,100	349.3	28.91	—	—	—
Wild Pointe	(5,900)	2,012.2	(2.93)	3,100	1,444.0	2.15
Fracking	19,600	179.5	109.19	124,200	9,416.2	13.19
	$56,400	4,010.8	$14.06	$159,000	13,754.2	$11.56

Table 2b - Water Revenue Summary

	Six Months Ended
	February 29, 2020			February 28, 2019
Customer Type	Sales	kgal	Average price per kgal	Sales	kgal	Average price per kgal
On Site	$65,500	6,670.8	$9.82	$91,100	16,820.3	$5.42
Export - Commercial	22,100	1,903.3	11.61	20,800	1,979.2	10.51
Sky Ranch	19,100	722.0	26.45	—	—	—
Wild Pointe	33,600	9,788.3	3.43	5,700	9,025.8	0.63
Fracking	56,900	927.9	61.32	1,409,300	107,545.5	13.10
	$197,200	20,012.3	$9.85	$1,526,900	135,370.8	$11.28

The gross (loss) margin on delivering water decreased to (268%) and decreased to (134%) during the three and six months ended February 29, 2020, as compared to the gross margins of (44%) and of 63% during the three and six months ended February 28, 2019, respectively. The change in our gross margins for the three and six months ended February 29, 2020, was due to a decreased sale of industrial water which resulted in lower revenues. which was partially offset by lower costs of revenue due to a decrease in the amount of high cost “WISE” water purchased during the current period due to lower demand for industrial water. See Liquidity, Capital Resources and Financial Position – South Metropolitan Water Supply Authority (“SMWSA”) and Water Infrastructure Supply Efficiency Partnership (“WISE”) for a description of WISE.

Wastewater Treatment Revenues – Our wastewater customers are charged based on the estimated amount of wastewater treated, which is estimated by the average water delivered in the winter months December through February. Wastewater treatment revenues increased 159% and 143% during the three and six months ended February 29, 2020, respectively, as compared to the three and six months ended February 28, 2019, respectively. The increase for the three and six months ended February 29, 2020, was primarily due to additional customers from the development at Sky Ranch. The wastewater gross margin decreased to (93%) compared to 37% during the three months ended February 29, 2020 and February 28, 2019, respectively, and decreased to (59%) compared to 55% during the six months ended February 29, 2020 and February 28, 2019, respectively, due to an increase in the number of staff required to maintain the water reclamation facility at Sky Ranch development.

Tap and Special Facility/Construction Revenues – We have various water and wastewater service agreements, a component of which may include tap fee and “Special Facility” (as defined under “Critical Accounting Policies – Revenue Recognition – Wholesale Water and Wastewater Fees” below) or construction fee revenues. For the three months ended February 29, 2020, and February 28, 2019, we sold 45 and 16 water and wastewater taps, recognizing revenues of $1,172,800 and $467,100, respectively. For the six months ended February 29, 2020, and February 28, 2019, we sold 96 and 24 water and wastewater taps, recognizing revenues of $2,845,000, and $721,900, respectively. Tap fee revenues for the three and six months ended February 29, 2020, included $114,100 from the sale of seven water taps at Wild Pointe. The remaining water and wastewater taps sold in the three and six months ended February 29, 2020, and February 28, 2019 were sold to the builders at Sky Ranch. The taps sold at Sky Ranch and Wild Pointe are exempt from royalty payments to the Land Board.

We did not recognize Special Facility fees for the three or six months ended February 29, 2020 and February 28, 2019.

Other Income – Other income of $4,200 and $50,400 for the three months ended February 29, 2020 and February 28, 2019, and other income of $90,200 and $110,200 for the six months ended February 29, 2020 and February 28, 2019, respectively, consisted principally of consulting fees. Consulting fees fluctuate from one period to the next based on our customers’ needs. We are reducing our consulting services in order to focus our resources on the water systems at Sky Ranch. We expect consulting fees to be minimal in future periods.

Index
Land Development Revenues – We broke ground on our first phase of Sky Ranch in March of 2018 and through the six months ended February 29, 2020, we completed and sold to our home builder customers 391 finished lots, receiving total payments of $28.0 million. We sold 20 and 12 finished lots in the three months ended February 29, 2020 and February 28, 2019 respectively, and recognized revenues of $2.3 million and $1.9 million for the three months ended February 29, 2020 and February 28, 2019 respectively. We sold 136 and 12 finished lots in the six months ended February 29, 2020 and February 28, 2019 respectively, and recognized revenues of $10.8 million and $3.3 million for the six months ended February 29, 2020 and February 28, 2019 respectively. Additionally, we have completed improvements (including over lot grading, water, sewer, storm water), off-site improvements (including drainage), and our entry roadway (Monahan Road), for the remaining 115 lots, and carry those investments, totaling $3.4 million in Inventories in our financial statements. We are working with each of our home builder customers to deliver the remaining finished lots in advance of their original contract delivery deadlines by the end of calendar year 2020.

As we make advances to the CAB for expenses incurred related to construction of public improvements, all amounts owed under the 2018 FFAA (as defined in Note 6 – Related Party Transactions)  bear interest at a rate of 6% per annum. No payment is required of the CAB for advances made to the CAB or expenses incurred related to construction of public improvements unless and until the CAB and/or Sky Ranch Districts issue bonds in an amount sufficient to reimburse the Company for all or a portion of advances or other expenses incurred. Due to this contingency, interest is accrued to Interest Income with a corresponding allowance until the point in time when bonds are issued. At that point, the allowance will be reversed for the portion of the accrued interest repaid and the accrued interest will be recognized. We have accrued approximately $1.2 million to Interest Income as of February 29, 2020.

We act as the project manager and provide any and all services required to deliver eligible improvements for the CAB. The project management fee is five percent (5%) of actual construction costs of CAB-eligible improvements. The Company and the CAB have agreed that no payment is required by the CAB with respect to project management fees unless and until the CAB and/or the Sky Ranch Districts issue municipal bonds in an amount sufficient to reimburse us for all or a portion of advances provided or expenses incurred for reimbursables. Due to this contingency, the project management fees are being accrued to revenue, with a corresponding allowance until the point in time when bonds are issued and the CAB reimburses us for the public improvements. At that point, the portion of the project management fees repaid will be recorded as a note receivable and will be recognized as revenue. We have accrued approximately $1.3 million in project management services as of February 29, 2020.

General and Administrative Expenses

Significant balances classified as general and administrative (“G&A”) expenses for the three and six months ended February 29, 2020 and February 28, 2019, respectively, were as follows:

Table 3a - Significant Balances in G&A

	Three Months Ended
	February 29, 2020	February 28, 2019	$ Change	% Change
Salary and salary-related expenses:
Including share-based compensation	$605,500	$289,800	$315,700	109%
Excluding share-based compensation	$357,600	$231,600	$126,000	54%
Professional fees	$135,600	$71,900	$63,700	89%
Fees paid to directors (including insurance)	$52,700	$39,900	$12,800	32%
Public entity related expenses	$38,800	$39,200	$(400)	(1)%

Table 3b - Significant Balances in G&A

	Six Months Ended
	February 29, 2020	February 28, 2019	$ Change	% Change
Salary and salary-related expenses:
Including share-based compensation	$1,017,100	$625,600	$391,500	63%
Excluding share-based compensation	$663,900	$463,900	$200,000	43%
Professional fees	$280,400	$172,000	$108,400	63%
Fees paid to directors (including insurance)	$101,700	$99,200	$2,500	3%
Public entity related expenses	$66,600	$66,000	$600	1%

Salary and salary-related expenses – Salary and salary-related expenses, including share-based compensation expense, increased 109% and 63%, respectively, for the three and six months ended February 29, 2020, as compared to the three and six months ended February 28, 2019. The increase was primarily the result of an unrestricted stock grant to the non-employee members of our board of directors and the addition of approximately six employees. The salary and salary-related expenses noted above include $247,800 and $58,200 of share-based compensation expenses during the three months ended February 29, 2020 and 2019, respectively, and $353,200 and $161,700 of share-based compensation expenses during the six months ended February 29, 2020 and February 28, 2019, respectively.

Index
Professional fees (predominantly accounting and legal) – Professional fees increased 89% and 63% during the three and six months ended February 29, 2020, as compared to the three and six months ended February 28, 2019, respectively. The increase for the three months ended February 29, 2020 compared to the three months ended February 28, 2019 is due to higher legal and professional  fees of approximately $57,500 related to business development and higher accounting fees of approximately $6,200 related to tax services. The increase in the six months ended February 29, 2020, as compared to the six months ended February 28, 2019, was primarily due to higher legal and professional fees of approximately $97,200 related to business development and the review of the CAB’s bond sale documents and higher accounting fees of approximately $11,000 related to tax services.

Fees paid to directors (including insurance) – During the three and six months ended February 29, 2020, directors’ fees (including D&O insurance) increased 32% and 3%, respectively, as compared to the three and six months ended February 28, 2019, respectively. The higher fees in the current periods are primarily due to an additional board member and an increase in the annual D&O insurance premium.

Public entity expenses – Costs associated with corporate governance and costs associated with being a publicly traded entity were flat for the three and six months ended February 29, 2020, as compared to the three and six months ended February 28, 2019, respectively. Any fluctuations are due to the timing and number of filings and compliance costs for filing with the Securities and Exchange Commission (the “SEC”).

Other Income and Expense Items

Table 4a - Other Items

	Three Months Ended
	February 29, 2020	February 28, 2019	$ Change	% Change
Other income items:
Income from reimbursement of construction costs (related party)	$—	$—	$—	—
Oil and gas lease income, net	$61,700	$13,900	$47,800	344%
Oil and gas royalty income, net	$269,100	$44,400	$224,700	506%
Interest income	$83,800	$121,700	$(37,900)	(31)%

Table 4b - Other Items

	Six Months Ended
	February 29, 2020	February 28, 2019	$ Change	% Change
Other income items:
Income from reimbursement of construction costs (related party)	$6,275,500	$—	$6,275,500	100%
Oil and gas lease income, net	$123,500	$27,900	$95,600	343%
Oil and gas royalty income, net	$538,600	$75,800	$462,800	611%
Interest income	$138,000	$192,800	$(54,800)	(28)%

Income from reimbursement of construction costs (related party) – On November 19, 2019, the CAB sold tax-exempt, fixed rate senior bonds in the aggregate principal amount of approximately $11,435,000 and tax-exempt, fixed-rate subordinate bonds in the aggregate principal amount of approximately $1,765,000 (collectively, the “Bonds”). Upon the sale of the Bonds approximately $10.5 million of the net proceeds from the Bonds were used to partially reimburse us for advances we made to the CAB pursuant to the 2018 FFAA to fund the construction of public improvements to the Sky Ranch property. Approximately $2.7 million of the bond proceeds were retained by the CAB in cash in order to pay certain bond issuance costs and repay debt service through 2021, when the CAB expects to generate enough revenue through mill levies to repay bond holders.

We applied approximately $4.2 million of the net proceeds to partially reduce the remaining capitalized expenses in Inventories and the excess of the capitalized public improvement expenses of approximately $6.3 million was recognized as Income from reimbursement of construction costs (related party) in other income for the six months ending February 29, 2020. No Income from reimbursement of construction costs (related party) was recognized during the three months ending February 29, 2020 or during the three and six months ending February 28, 2019. As a result of the reimbursed costs, the margin from land development revenues is expected to increase to approximately 27%.

Index
Oil and gas lease income – Of the $61,700 of oil and gas lease payments recognized during the three months ended February 29, 2020, $14,000 represents the deferred recognition of the up-front payment of $167,200 that we received in September 2017 in connection with entering into a Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP (the “Bison Lease”), which payment is being recognized in income over the three year term of the Bison Lease and $47,900 represents the deferred recognition of the up-front payment of $573,700 that we received in July 2019 for an Agreement on Locations of Oil and Gas Operation (the “OGOA”) giving the operator of the Sky Ranch O&G Lease (defined below) a right to access 16 acres for an oil and gas pad site for three years through July 2022. During the six month ended February 29, 2020, we recognized $27,900 and $95,600 of oil and gas lease income related to the up-front payment received pursuant to the Bison Lease and to the up-front payment received pursuant to the OGOA, respectively. The $13,900 and $27,900 of oil and gas lease income recognized during the three and six months ended February 28, 2019, respectively, related to the up-front payment received pursuant to the Bison Lease.

Oil and gas royalty income – In 2011, we entered into a Paid-Up Oil and Gas Lease, which was recently purchased by Crestone Peak Resources, for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property (the “Sky Ranch O&G Lease”). The Sky Ranch O&G Lease is held by production through two wells drilled in our mineral estate. The oil and gas royalty income represents amounts received pursuant to the Sky Ranch O&G Lease as royalties from oil and gas production from wells in our mineral estate at Sky Ranch. The royalties for the three months ended February 29, 2020, were $269,100, as compared to $44,400 for the same period in February 28, 2019. The royalties for the six months ended February 29, 2020 were $538,600, as compared to $75,800 for the same period in February 28,  2019. The increase in oil and gas royalties for the three and nine months ended February 29, 2020 is a result of the addition of four wells since the prior periods resulting in higher production of oil and gas from wells in our mineral estate at Sky Ranch.

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

Liquidity, Capital Resources and Financial Position

At February 29, 2020, our working capital, defined as current assets less current liabilities, was $16.9 million, which included $21.6 million in cash and cash equivalents and short-term investments. We believe that as of February 29, 2020, and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months. We have completed most of the work required to complete delivery of the first 506 lots under contract at Sky Ranch and are in the permitting process for the next phase of Sky Ranch, so we are not anticipating the need to make significant capital expenditures until such permits are obtained from Arapahoe County, Colorado. Due to staffing shortages at Arapahoe County and the likely disruption to their operations caused by COVID 19, permitting is anticipated to take at least six months or longer.

Sky Ranch Development

In the spring of fiscal year 2018, we began construction of off-site improvements at Sky Ranch, including drainage improvements, access roads and other improvements. We seek to manage our capital investments in the construction of finished lots for our home builder customers to match purchases required by each Builder Contract, for example, by authorizing specific contracts in phases. By way of further example, we have invested approximately $30.5 million into constructing the first 391 finished lots at Sky Ranch. We have received approximately $28.0 million from the sale of the finished lots. In addition, on November 19, 2019, the CAB sold the Bonds and used approximately $10.5 million of the net proceeds to partially reimburse us for advances we made to the CAB pursuant to the 2018 FFAA to fund the construction of public improvements to the Sky Ranch property. As of February 29, 2020, we have advanced the CAB approximately $15.1 million (including interest) that has not been reimbursed but that we expect will be reimbursable by the CAB. We anticipate funding our working capital needs from cash receipts from the sale of lots and water and wastewater taps as well as the bond proceeds in fiscal 2020.

ECCV Capacity Operating System

Pursuant to a 1982 contractual right, the Rangeview District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than 10 miles of buried water pipeline located on the Lowry Range. In May 2012, we entered into an agreement to operate and maintain the ECCV facilities, allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat fee of $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from the ECCV’s system, which is included in the water usage fees charged to customers. In addition, the ECCV system cost us $7,200 and $13,800 per month to maintain in 2020 and 2019, respectively, and is anticipated to continue to cost us approximately $10,000 per month to maintain.

Index
South Metropolitan Water Supply Authority (“SMWSA”) and the Water Infrastructure Supply Efficiency Partnership (“WISE”)

SMWSA is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members, including the Rangeview District. Pursuant to certain agreements with the Rangeview District, we agreed to provide funding to the Rangeview District in connection with its membership in the SMWSA. In July 2013, the Rangeview District, together with nine other SMWSA members, formed an entity to enable its members to participle in a cooperative water project known as WISE and entered into an agreement that specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. On December 31, 2013, the South Metro WISE Authority (“SMWA”), the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”) and the City of Aurora acting by and through its Utility Enterprise (“Aurora Water”) entered into the Amended and Restated WISE Partnership – Water Delivery Agreement (the “WISE Partnership Agreement”), which provides for the purchase of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among Rangeview District and the other nine members of the SMWA, Denver Water and Aurora Water. We have entered into a financing agreement that obligates us to fund the Rangeview District’s cost of participating in WISE. We anticipate that we will be investing an additional approximately $0.4 million in 2020 and $4.2 million in total for the fiscal years 2021 through 2024 to fund the Rangeview District’s obligation to purchase infrastructure for WISE, its obligations related to SMWSA, and the construction of a connection to the WISE system. In exchange for funding the Rangeview District’s obligations in WISE, we will have the sole right to use and reuse the Rangeview District’s 7% share of the WISE water and infrastructure to provide water service to the Rangeview District’s customers and to receive the revenue from such service. Our current WISE subscription entitles us to approximately three million gallons per day of transmission pipeline capacity and 900 acre feet per year of water. During the three months ended February 29, 2020 we purchased an additional 400 acre feet of WISE for $582,200 to bring our total subscription to 900 acre feet. The additional acre feet of water is not anticipated to have a material impact on the expenses we project to incur over the next several years.

Summary Cash Flows Table

Table 5 - Summary Cash Flows Table

	Six Months Ended
	February 29, 2020	February 28, 2019	$ Change	% Change
Cash (used in) provided by:
Operating activities	$16,541,300	$(3,493,700)	$20,035,000	573%
Investing activities	$(1,156,400)	$(4,203,200)	$3,046,800	72%
Financing activities	$31,600	$109,100	$(77,500)	(71)%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services and costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.

Cash provided by operations in the six months ended February 29, 2020, increased by approximately $20.0 million compared to the six months ended February 28, 2019, which is primarily due to the partial reimbursement of capitalized costs of $10.5 million partially recorded in Inventories to develop lots at Sky Ranch, the increase of accounts payables and accrued liabilities of $1.5 million, the collection of up-front deferred oil and gas payments of $1.6 million, an increase of taxes payable and deferred taxes of $0.9 million, coupled with an increase of net income of $5.5 million, primarily due to the gain on bond proceeds included in operating activities, offset by the recognition of deferred revenues net of advance payments for industrial water of $1.9 million.

Changes in Investing Activities – The use of cash in investing activities during the six months ended February 29, 2020, consisted of the maturity of short-term debt securities of $5.2 million, the investment in our water system of $4.2 million and the purchase of short-term investments of $1.7 million and equipment of $376,300. The use of cash in investing activities during the six months ended February 28, 2019, consisted of the sale of short-term debt securities of $22.6 million, the purchase of short-term debt securities of $20.8 million, the investment in our water system of $5.8 million and the purchase of equipment of $132,000.

Changes in Financing Activities – Cash provided by financing activities during the six months ended February 29, 2020, consisted of proceeds from the exercise of stock options of $35,400, offset by a payment to contingent liability holders of $3,800. Cash provided by financing activities during the six months ended February 28, 2019, consisted of proceeds from the exercise of stock options of $114,900, offset by a payment to contingent liability holders of $5,800.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist entirely of the contingent portion of the Comprehensive Amendment Agreement No. 1 (the “CAA”) as described in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply to the accompanying consolidated financial statements. The contingent liability is not reflected on our balance sheet because the obligation to pay the CAA is contingent on sales of “Export Water” (as defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2019 Annual Report), the amounts and timing of which are not reasonably determinable.

Index
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

Wholesale Water and Wastewater Fees

We generate revenues through our wholesale water and wastewater business predominantly from three sources: (i) monthly wholesale water usage fees and wastewater service fees, (ii) one-time water and wastewater tap fees and construction fees/Special Facility funding, and (iii) consulting fees. Because these performance obligations are separately delivered and distinct, we account for each of the items separately, as described below.

(i)
Monthly water usage and wastewater treatment fees – Monthly wholesale water usage charges are assessed to our customers based on actual metered usage each month plus a base monthly service fee assessed per SFE unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on our water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard-sized lot. Water usage pricing uses a tiered pricing structure. We recognize wholesale water usage revenues at a point in time upon delivering water to our customers or our governmental customers’ end-use customers, as applicable. Revenues recognized by us from the sale of Export Water and other portions of our “Rangeview Water Supply” (as defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2019 Annual Report) off the Lowry Range are shown gross of royalties to the Land Board. Revenues recognized by us from the sale of water on the Lowry Range are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District. For water sales on the Lowry Range, the Rangeview District is directly selling the water and deemed the distributor of the water. The Rangeview District sets the price for the water sales on the Lowry Range.

In addition to providing domestic water, we provide raw water to industrial customers in the oil and gas industry who are located in or adjacent to our service areas for hydraulic fracturing. Frack water revenues are recognized at a point in time upon delivering water to a customer.

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

We recognize construction fees, including fees to construct “Special Facilities,” over time as the construction is completed.

(iii)
Consulting fees – Consulting fees are fees that we receive, typically on a monthly basis, from municipalities and area water providers along the I-70 corridor, for contract operations services. Consulting fees are recognized monthly over time as services are consumed based on a flat monthly fee plus charges for additional work performed.

Index
Land Development Activities

We generate revenues from our land development activities at our Sky Ranch development from several sources: (i) the sale of finished lots, (ii) construction support activities, (iii) project management services, and (iv) reimbursable expenses incurred to develop certain public improvements.

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

Our second format is the sale of finished lots pursuant to a development agreement with builders, whereby we receive payments in stages that include (i) payment upon the delivery of platted lots (which requires us to deliver deeded title to individual lots), (ii) a second payment upon the completion of certain infrastructure milestones, and (iii) final payment upon the delivery of the finished lot. Ownership and control of the platted lots pass to the builders once we close the sale of the platted lots. Because the builder (i.e., the customer) takes control of the lot at the first closing and subsequent improvements made by us improve the builder’s lot as construction progresses, we account for revenue over time with progress measured based upon costs incurred to date compared to total expected costs. Any revenue in excess of amounts entitled to be billed is reflected on the balance sheet as a contract asset and amounts received in excess of revenue recognized are recorded as deferred revenue. We do not have any material significant payment terms as all payments are expected to be received within 12 months after the delivery of the platted lot. We adopted the practical expedient for financing components and do not need to account for a financing component of these lot sales as the delivery of lot sales is expected to occur within one year.

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

Our Water Rights – We determine the undiscounted cash flows for our Denver-based assets by estimating tap sales to potential new developments in our service area and along the Front Range, using estimated future tap fees less estimated costs to provide water services, over an estimated development period. Actual new home development in our service area and the Front Range, actual future tap fees, and actual future operating costs inevitably will vary significantly from our estimates, which could have a material impact on our financial statements as well as our results of operations. We performed an impairment analysis as of August 31, 2019, and determined that there were no material changes and that our Denver-based assets are not impaired and their costs are deemed recoverable. Our impairment analysis is based on development occurring within areas in which we have service agreements (e.g., Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. Our combined Rangeview Water Supply and Sky Ranch water assets have a carrying value of $49.2 million as of August 31, 2019. Based on the carrying value of our water rights, the long-term and uncertain nature of any development plans, current tap fees of $26,675 and estimated gross margins, we estimate that we would need to add 1,850 new water connections (requiring 7% of our portfolio) to generate net revenues sufficient to recover the costs of our Rangeview Water Supply and Sky Ranch water assets. If tap fees increase 5%, we would need to add 1,750 new water taps (requiring 7% of our portfolio) to recover the costs of our Rangeview Water Supply and Sky Ranch water assets. If tap fees decrease 5%, we would need to add 1,940 new water taps (requiring 7% of our portfolio) to recover the costs of our Rangeview Water Supply and Sky Ranch water assets.

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

Index
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

Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained in or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Forward-looking statements include, among others, statements we make regarding:

●	the reimbursements of certain costs by the CAB and the estimated amount of such reimbursable costs;
●	the impact of new accounting pronouncements;
●	the policies and procedures to value certain financial instruments;
●	estimated effective income tax rates expected to be applicable to the fiscal year;
●	the timing and impact on our financial statements of new home construction and other development in the areas where we may sell our water;
●	utilization of our water assets;
●	growth in our targeted service area;
●	anticipated AMT refund in future years;
●	projected capital spending and projected gross proceeds and margin on lot sales for the first phase of Sky Ranch;
●	timing of delivery of finished lots at Sky Ranch;
●	expected payments to be received from builders;
●	sufficiency of our working capital to fund our operations for the next 12 months;
●	our ability to fund improvements needed to deliver finished lots to home builders at Sky Ranch by phasing construction and delivery of lots and utilizing progress payments from builders;
●	costs associated with the use of the ECCV system;
●	infrastructure to be constructed over the next several years, including the expected costs thereof;
●	timing and availability of water from, and projected costs related to, WISE;
●	estimates associated with revenue recognition, asset impairments, and cash flows from our water and land assets;
●	variance in our estimates of future tap fees and future operating costs;
●	estimated number of SFE units that can be served by our water systems;
●	number of new water connections necessary to recover costs;
●	expected vesting and forfeitures of stock options;
●	objectives of our investment activities;
●	timing of the recognition of income related to the Bison Lease and the OGOA;
●	the effectiveness of our disclosure controls and our internal control over financial reporting; and
●	our plans to remediate material weaknesses in our internal control over financial reporting.

Index
Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation:

●	outbreaks of disease, including the COVID-19 pandemic, and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations;
●	political and economic instability, whether resulting from natural disasters, wars, terrorism, pandemics or other sources;
●	the ability to continue new home construction in the event the home builders’ employees or our land development employees are quarantined due to the impact of the COVID-19;
●	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability;
●	population growth;
●	changes in employment levels, job and personal income growth and household debt-to-income levels;
●	changes in consumer confidence generally and confidence of potential homebuyers in particular;
●	the ability of existing homeowners to sell their existing homes at prices that are acceptable to them;
●	changes in the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;
●	timing of oil and gas development in the areas where we sell our water;
●	general economic conditions;
●	the market price of water;
●	the market price of oil and gas;
●	changes in customer consumption patterns, including as a result of stay-at-home orders;
●	changes in applicable statutory and regulatory requirements;
●	changes in governmental policies and procedures, including with respect to land use and environmental and tax matters;
●	changes in interest rates;
●	private and federal mortgage financing programs and lending practices;
●	uncertainties in the estimation of water available under decrees;
●	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
●	uncertainties in the estimation of the service life of our systems;
●	uncertainties in the estimation of costs of construction projects;
●	the strength and financial resources of our competitors;
●	our ability to find and retain skilled personnel;
●	climatic and weather conditions, including floods, droughts, freezing conditions and tornadoes;
●	labor relations;
●	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
●	availability and cost of labor, material and equipment;
●	delays in anticipated permit and construction dates;
●	engineering and geological problems;
●	environmental risks and regulations;
●	our ability to raise capital;
●	our ability to negotiate contracts with new customers;
●	uncertainties in water court rulings;
●	unauthorized access to confidential information and data on our information technology systems and security and data breaches; and
●	factors described under “Risk Factors” in our 2019 Annual Report on Form 10-K and under Item 1A of this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of February 29, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management is dedicated to remediating the control deficiencies that gave rise to the material weaknesses in our internal control over financial reporting. The following steps are among the measures that have been implemented or that we intend to implement in the second and third quarters of fiscal 2020 to address our material weaknesses as of August 31, 2019:

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

In addition to the Risk Factors included as Item 1A of our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 12, 2019, which are incorporated herein by reference, the following is an additional risk factor that has evolved and become material to our business since the filing of our Form 10-K and Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 7, 2020.

In December 2019, a novel strain of coronavirus, referred to as the COVID-19 virus, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the United States government-imposed travel restrictions on travel between the United States, Europe and other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency. In addition, the State of Colorado has implemented stay-at-home orders requiring everyone to stay-at-home except to obtain or provide essential services such as food and medical care. Many businesses have responded with their own work-from-home or quarantine policies and/or indefinite closures.

Our water and wastewater services are essential services, and we intend to continue to provide those services for our customers. However, our land development activities and our ability to expand our water and wastewater services may be disrupted, and we may be delayed in our current projects and timelines, the magnitude of which will depend, in part, on the length and severity of the current closures and any other restrictions or limitations implemented in the future. The COVID-19 virus poses the risk that we or our employees, governmental agencies permitting our projects, suppliers, consumers, and other business partners, including our homebuilders, may be prevented from conducting business activities in the ordinary course for an indefinite period of time. Shutdowns or other restrictions could also adversely impact the availability or cost of materials, which could limit our business operations or increase our costs.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by the duration of COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and value of our common stock.

The global pandemic of COVID-19 continues to evolve rapidly. The ultimate impact of COVID-19 or a similar health epidemic or pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business or the global economy as a whole. We intend to continue to monitor the situation and adjust our current policies and practices as more information and guidance become available.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company. Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on December 14, 2007.

3.2	Bylaws of the Company. Incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed on December 14, 2007.

10.1	Fifteenth Amendment to Contract for Purchase and Sale of Real Estate, dated February 20, 2020, by and between PCY Holdings, LLC and KB Home Colorado Inc.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.

**	Furnished herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Mark W. Harding
Mark W. Harding
President and Chief Financial Officer
April 7, 2020