Form 10-Q
period 2020-05-31
PURE CYCLE CORP
filed 2020-07-07
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 2, 2020:

Common stock, 1/3 of $.01 par value	23,853,598
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:	May 31, 2020	August 31, 2019
	(unaudited)
Current assets:
Cash and cash equivalents	$17,074,761	$4,478,020
Short-term investments	—	5,188,813
Trade accounts receivable, net	645,130	1,099,631
Prepaid expenses and deposits	1,063,777	1,016,751
Land development inventories	3,895,759	11,613,112
Income taxes receivable	323,108	141,410
Total current assets	23,002,535	23,537,737

Investments in water and water systems, net	55,393,452	50,270,310
Land and mineral interests	5,439,290	5,104,477
Notes receivable - related parties, including accrued interest	1,059,724	988,381
Other assets	2,076,989	1,945,202
Long-term land investment	450,641	450,641
Operating leases - right of use assets, less current portion	213,252	—
Deferred tax asset	573,190	1,283,246
Income taxes receivable	—	141,410
Total assets	$88,209,073	$83,721,404

LIABILITIES:
Current liabilities:
Accounts payable	$207,348	$170,822
Accrued liabilities	643,709	1,097,922
Accrued liabilities - related parties	629,848	2,330,496
Deferred revenues, current	2,526,155	3,991,535
Deferred oil and gas lease payment and water sales payment	2,254,830	706,464
Total current liabilities	6,261,890	8,297,239

Deferred oil and gas lease payment and water sales payment, less current portion	212,819	360,884
Lease obligations - operating leases, less current portion	140,318	—
Participating Interests in Export Water Supply	327,942	332,140
Total liabilities	6,942,969	8,990,263

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $0.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 23,853,598 and 23,826,598 shares outstanding, respectively	79,517	79,427
Additional paid-in capital	172,835,457	172,360,413
Accumulated other comprehensive income	—	3,891
Accumulated deficit	(91,649,303)	(97,713,023)
Total shareholders’ equity	81,266,104	74,731,141
Total liabilities and shareholders’ equity	$88,209,073	$83,721,404

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended May 31,			Nine Months Ended May 31,
	2020		2019	2020	2019
Revenues:
Metered water usage - municipal		$97,747	$39,567	$237,952	$157,173
Metered water usage - oil and gas		15,000	1,308,454	71,944	2,717,717
Wastewater treatment fees		22,489	7,419	62,377	23,821
Water and wastewater tap fees		1,004,905	1,083,189	3,849,878	1,805,091
Lot sales		696,170	2,708,093	11,503,523	6,035,670
Other		13,810	37,941	104,056	148,159
Total revenues		1,850,121	5,184,663	15,829,730	10,887,631

Expenses:
Water service operations		(94,934)	(400,495)	(556,023)	(965,279)
Wastewater service operations		(62,967)	(14,512)	(126,479)	(21,889)
Land development construction costs		(555,780)	(2,588,072)	(10,436,213)	(5,715,994)
Depletion and depreciation		(385,788)	(225,334)	(987,795)	(537,709)
Other		(7,104)	(33,889)	(34,554)	(104,162)
Total cost of revenues		(1,106,573)	(3,262,302)	(12,141,064)	(7,345,033)
Gross profit		743,548	1,922,361	3,688,666	3,542,598

General and administrative expenses		(800,609)	(665,684)	(2,638,594)	(1,864,125)
Depreciation		(85,596)	(97,846)	(265,950)	(276,251)
Operating (loss) income		(142,657)	1,158,831	784,122	1,402,222

Other income (expense):
Reimbursement of construction costs - related party		—	—	6,275,500	—
Oil and gas lease income, net		61,740	13,933	185,221	41,800
Oil and gas royalty income, net		74,130	37,263	612,744	113,104
Interest income		24,462	53,986	162,431	246,809
Other		18,600	(2,642)	18,600	(4,617)
Income from operations before income taxes		36,275	1,261,371	8,038,618	1,799,318
Income tax expense		(8,938)	—	(1,974,898)	—
Net income		$27,337	$1,261,371	$6,063,720	$1,799,318
Unrealized holding losses		(233)	(31)	(3,891)	(53,790)
Total comprehensive income		$27,104	$1,261,340	$6,059,829	$1,745,528

Earnings per common share:
Basic	$	*	$0.05	$0.25	$0.08
Diluted	$	*	0.05	$0.25	0.07

Weighted average common shares outstanding:
Basic		23,852,765	23,801,598	23,841,876	23,791,320
Diluted		24,052,820	24,003,242	24,071,018	23,998,254

* Amount is less than $0.01 per share

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Three Months Ended May 31, 2020 and 2019
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
February 29, 2020 balance:	432,513	$433	23,851,098	$79,509	$172,748,925	$233	$(91,676,640)	$81,152,460
Stock option exercises	—	—	2,500	8	4,617	—	—	4,625
Stock granted for services	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	81,915	—	—	81,915
Net income	—	—	—	—	—	—	27,337	27,337
Unrealized holding loss on investments	—	—	—	—	—	(233)	—	(233)
May 31, 2020 balance:	432,513	$433	23,853,598	$79,517	$172,835,457	$—	$(91,649,303)	$81,266,104

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
February 28, 2019 balance:	432,513	$433	23,801,598	$79,344	$172,107,735	$12,687	$(101,986,224)	$70,213,975
Stock option exercises	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	96,096	—	—	96,096
Net income	—	—	—	—	—	—	1,261,371	1,261,371
Unrealized holding loss on investments	—	—	—	—	—	(31)	—	(31)
May 31, 2019 balance:	432,513	$433	23,801,598	$79,344	$172,203,831	$12,656	$(100,724,853)	$71,571,411

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Nine Months Ended May 31, 2020 and 2019
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
August 31, 2019 balance:	432,513	$433	23,826,598	$79,427	$172,360,413	$3,891	$(97,713,023)	$74,731,141
Stock option exercises	—	—	15,000	50	39,975	—	—	40,025
Stock granted for services	—	—	12,000	40	149,360	—	—	149,400
Share-based compensation	—	—	—	—	285,709	—	—	285,709
Net income	—	—	—	—	—	—	6,063,720	6,063,720
Unrealized holding loss on investments	—	—	—	—	—	(3,891)	—	(3,891)
May 31, 2020 balance:	432,513	$433	23,853,598	$79,517	$172,835,457	$—	$(91,649,303)	$81,266,104

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
August 31, 2018 balance:	432,513	$433	23,764,098	$79,218	$171,831,293	$66,446	$(102,524,171)	$69,453,219
Stock option exercises	—	—	37,500	126	114,725	—	—	114,851
Share-based compensation	—	—	—	—	257,813	—	—	257,813
Adoption of accounting standards	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	1,799,318	1,799,318
Unrealized holding loss on investments	—	—	—	—	—	(53,790)	—	(53,790)
May 31, 2019 balance:	432,513	$433	23,801,598	$79,344	$172,203,831	$12,656	$(100,724,853)	$71,571,411

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended May 31,
	2020	2019
Cash flows from operating activities:
Net income	$6,063,720	$1,799,318
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Share-based compensation expense	435,109	257,813
Depreciation and depletion	1,253,745	813,960
Recovery of doubtful accounts	—	(31,233)
Investment in Well Enhancement and Recovery Systems LLC	11,730	7,846
Interest income and other non-cash items	(175)	(315)
Interest added to receivable from related parties	(33,844)	(30,753)
Deferred income taxes	710,056	—
Proceeds from CAB reimbursement applied to land development inventories	4,229,501	—
Changes in operating assets and liabilities:
Land development inventories	2,575,742	(5,306,880)
Trade accounts receivable	454,501	504,252
Prepaid expenses	(47,027)	(1,261,278)
Notes receivable - related parties	(37,499)	(34,223)
Other assets	75,063	(90,097)
Accounts payable and accrued liabilities	(382,800)	(739,878)
Income taxes	(40,288)	—
Deferred revenues	(1,461,479)	1,270,747
Deferred income - oil and gas lease and water sales payment	1,400,300	98,722
Lease obligations - operating leases	(2,743)	—
Net cash provided (used) by operating activities	15,203,612	(2,741,999)

Cash flows from investing activities:
Sale and maturities of short-term investments	6,905,157	36,736,420
Purchase of short-term investments	(1,720,234)	(34,071,015)
Investments in water, water systems and land	(7,302,326)	(7,695,968)
Purchase of property and equipment	(525,295)	(320,014)
Net cash used by investing activities	(2,642,698)	(5,350,577)

Cash flows from financing activities:
Proceeds from exercise of stock options	40,025	114,850
Payments to contingent liability holders	(4,198)	(6,002)
Net cash provided by financing activities	35,827	108,848
Net change in cash and cash equivalents	12,596,741	(7,983,728)
Cash and cash equivalents – beginning of period	4,478,020	11,565,038
Cash and cash equivalents – end of period	$17,074,761	$3,581,310

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES
Changes in Land development inventories included in accounts payable and accrued liabilities	$912,110	$2,191,577
Changes in Investments in water, water systems and land included in accounts payable and accrued liabilities	$(897,516)	$—
Income taxes paid	$1,305,130	$—

See accompanying Notes to Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2020

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The May 31, 2020 consolidated balance sheet, the consolidated statements of operations and comprehensive income for the three and nine months ended May 31, 2020 and 2019, the consolidated statements of shareholders’ equity for the three and nine months ended May 31, 2020 and 2019, and the consolidated statements of cash flows for the nine months ended May 31, 2020 and 2019 have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. The unaudited consolidated financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at May 31, 2020, and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019 (the “2019 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2019. The results of operations for interim periods presented are not necessarily indicative of the operating results expected for the full fiscal year. The August 31, 2019 balance sheet was derived from the Company’s audited consolidated financial statements.

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

On March 27, 2020, Congress enacted the CARES Act to provide certain relief as a result of the recent outbreak of a novel strain of the coronavirus (“COVID-19”) pandemic. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. We are currently evaluating the impact on our financial statements and have not yet quantified what material impacts to the financial statements, if any, that may result from the CARES Act.

On April 17, 2020, the Company entered into a $390,000 note payable with Central Bank & Trust part of Farmers & Stockmens Bank pursuant to the Paycheck Protection Program (“PPP Loan”) under the CARES Act. On May 13, 2020, the Company returned the entire outstanding balance of $390,278, inclusive of interest.  The interest was waived by Central Bank & Trust.

Reclassifications

Certain reclassifications have been made to the 2019 financial statements to conform to the consolidated 2020 financial statement presentation. These reclassifications had no effect on net earnings or cash flows previously reported.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used to account for certain items such as revenue recognition, reimbursable costs and expenses, costs of revenue for lot sales, share-based compensation, deferred tax asset valuation, depreciation and the recoverability of long lived assets. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to COVID-19.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a reputable financial institution and U.S. Treasury debt securities. At various times during the three months ended May 31, 2020, the Company’s main operating account exceeded federally insured limits. To date, the Company has not suffered a loss due to such excess balance.

Index
Land Development Inventories

Land development inventories primarily include land held for development and sale, which are stated at cost. The majority of the costs included in the Land development inventories line relate to costs to acquire and develop the Company’s Sky Ranch development. Sky Ranch is a 930-acre master planned development located in Arapahoe County, Colorado, and the Land development inventories account reflects costs incurred to construct infrastructure on the lots at Sky Ranch that meet the Company’s capitalization criteria for improvements. Costs are capitalized as incurred. The Company capitalizes certain legal, engineering, design, permitting, land acquisition, and construction costs related to the development of lots at Sky Ranch. The Company accumulates land development costs and allocates costs to each lot to determine the cost basis for each lot sale. The Company records all land cost of sales over time based on inputs of costs incurred to date to total estimated costs to complete.

The Company values land held for sale at the lower of the carrying value or net realizable value. In determining net realizable value, the Company primarily relies upon the most recent sales prices for comparable lots. If a sales price is not available, the Company will consider several factors, including, but not limited to, current market conditions, and market analysis studies. If the net realizable value is lower than the current carrying value, the land is written down to its estimated net realizable value.

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

Investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates such determinations each reporting period.

Securities that the Company does not have the positive intent or ability to hold to maturity, including certificate of deposits and U.S. Treasury debt securities, are reported at their fair value. Changes in value of such securities are recorded as a component of Accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. As of May 31, 2020, the Company held no securities.

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

Index
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

The Company generates revenues primarily through two lines of business: (i) through the provision of wholesale water and wastewater services and (ii) through the sale of developed land predominately in the form of residential lots, both of which are described in greater detail below..

Wholesale Water and Wastewater Service Fees

The Company generates revenue through its wholesale water and wastewater services predominantly from three sources, which are described in detail below:

(i)
Monthly water usage and wastewater treatment fees – The Company provides water and wastewater services to customers, for which the customers are charged fees monthly. Water usage fees are assessed to customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent (“SFE”) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company’s water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard-sized lot. Water usage pricing is based on a tiered pricing structure. The Company recognizes wholesale water usage revenues at a point in time upon delivering water to its customers or its governmental customers’ end-use customers, as applicable. Revenues recognized by the Company from the sale of “Export Water” and other portions of its “Rangeview Water Supply” off the “Lowry Range” are shown gross of royalties to the State of Colorado Board of Land Commissioners (the “Land Board”). The Company is the primary distributor of the Export Water and sets pricing for the sale of Export Water. Revenues recognized by the Company from the sale of water on the Lowry Range are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District. For water sales on the Lowry Range, the Rangeview District is directly selling the water and deemed the primary distributor of the water. The Rangeview District sets the price for the water sales on the Lowry Range. See further description of Export Water, the Lowry Range, and the Rangeview Water Supply in Note 4 – Water and Land Assets under “Rangeview Water Supply and Water System” in Part II, Item 8 of the 2019 Annual Report.

In addition, the Company provides water for hydraulic fracturing to industrial customers in the oil and gas industry that are located in and adjacent to its service areas (referred to as “O&G operations”). O&G operations revenues are recognized at a point in time upon delivering water to a customer, unless other special arrangements are made.

The Company delivered 12.2 million and 96.9 million gallons of water to customers during the three months ended May 31, 2020 and May 31, 2019, respectively, of which 0% and 93% was used for oil and gas exploration. The Company delivered 32.4 million and 232.3 million gallons of water to customers during the nine months ended May 31, 2020 and May 31, 2019, respectively, of which 3% and 85% was used for oil and gas exploration.

The Company recognizes wastewater treatment revenues monthly based on a flat monthly fee and actual usage charges. The monthly wastewater treatment fees are shown net of amounts retained by the Rangeview District. Costs of delivering water and providing wastewater services to customers are recognized as incurred.

(ii)
Water and wastewater tap fees/Special Facility funding – The Company recognizes water and wastewater tap fees as revenue at the time the Company grants a right for the customer to tap into the water or wastewater service line to obtain service. Water tap fees recognized are based on the amounts billed by the Rangeview District and any amounts paid to third parties pursuant to the CAA as further described in Note 4 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply below. The Company recognized $852,800 and $929,400 of water tap fee revenues during the three months ended May 31, 2020 and 2019, respectively, and $3.2 million and $1.5 million of water tap revenues during the nine months ended May 31, 2020 and 2019, respectively. The Company recognized $152,100 and $153,800 of wastewater tap fee revenues during the three months ended May 31, 2020 and 2019, respectively, and $602,900 and $256,300 of wastewater tap fee revenues during the nine months ended May 31, 2020 and 2019, respectively.

Index
The Company recognizes construction fees, including fees received to construct “Special Facilities” (as defined under “Critical Accounting Policies – Revenue Recognition – Wholesale Water and Wastewater Fees” below), over time as the construction is completed because the customer is generally able to use the property improvement to enhance the value of other assets during the construction period. Special Facilities are facilities that enable water to be delivered to a single customer and are not otherwise classified as a typical wholesale facility or retail facility. Temporary infrastructure required prior to construction of permanent water and wastewater systems or transmission pipelines to transfer water from one location to another are examples of Special Facilities. Management has determined that Special Facilities are separate and distinct performance obligations because these projects are contracted to construct a specific water and wastewater system or transmission pipeline and typically do not include multiple performance obligations in a contract with a customer. No Special Facilities revenue has been recognized during the three or nine months ended May 31, 2020 or 2019.

(iii)
Consulting fees – The Company recognizes consulting fees as revenues typically on a monthly basis. The Company earns these fees from municipalities and area water providers along the I-70 corridor, for which the Company provides contract operations services over time as services are consumed. Consulting fees are recognized monthly based on a flat monthly fee plus charges for additional work performed, if applicable. The Company recognized $13,800 and $37,900 of consulting fees during the three months ended May 31, 2020 and 2019, respectively, and $104,000 and $148,200 of consulting fees during the nine months ended May 31, 2020 and 2019, respectively.

Land Development Activities

The Company generates revenues through the sale of finished lots at its Sky Ranch development primarily from four sources of revenues, which are described in detail below:

(i)
Sale of finished lots – The Company acquired approximately 930 acres of land zoned as a Master Planned Community known as Sky Ranch along the I-70 corridor east of Denver, Colorado. The Company has entered into purchase and sale agreements with three separate home builders pursuant to which the Company agreed to sell, and each builder agreed to purchase, residential lots at Sky Ranch. The Company began construction of lots in March 2018 and segments its reporting of the activity relating to the costs and revenues from the construction and sale of lots at Sky Ranch.

The Company sells lots at Sky Ranch pursuant to distinct agreements with each home builder. These agreements follow one of two formats. One format is the sale of a finished lot, whereby the purchaser pays for a ready-to-build finished lot and the sales price is paid in a lump-sum upon completion of the finished lot that is permit ready. The Company recognizes revenues at the point in time of the closing of the sale of a finished lot in which control transfers to the builder as the transaction cycle is complete and the Company has no further obligations for the lot. During the three months ended May 31, 2020, the Company received no payments and recognized no revenue from its agreement for the sale of ready-to-build finished lots. During the nine months ended May 31, 2020, the Company received payment and recognized revenue of $2,836,700 from one home builder in exchange for the delivery of 41 finished lots. During the three months ended May 31, 2019, the Company received payment and recognized revenue of $1,770,000 from one home builder in exchange for the delivery of 25 finished lots. During the nine months ended May 31, 2019, the Company received payment and recognized revenue of $2,070,000 from one home builder in exchange for the delivery of 29 finished lots.

The second format is the sale of finished lots pursuant to a lot development agreement with builders, whereby the Company receives payments in stages that include (i) payment upon the delivery of platted lots (which requires the Company to deliver deeded title to individual lots), (ii) a second payment upon the completion of certain infrastructure milestones, and (iii) final payment upon the delivery of the finished lot. Ownership and control of the platted lots pass to the builders once the Company closes the sale of the platted lots. Because the builder (i.e., the customer) takes control of the lot at the first closing and subsequent improvements made by the Company improve the builder’s lot as construction progresses, the Company accounts for revenue over time with progress measured based upon costs incurred to date compared to total expected costs.  Any revenue in excess of amounts entitled to be billed is reflected on the balance sheet as a contract asset, and amounts received in excess of revenue recognized are recorded as deferred revenue. As of May 31, 2020, the Company had received cumulative payments of approximately $21 million under development agreements relating to the sale of 293 lots from two home builders, of which approximately $18.6 million of revenue was recognized over time based on the costs incurred to date compared to total expected costs for full completion of the 293 lots. During the three months ended May 31, 2020 and 2019, the Company recognized $696,200 and $938,100 of lot sales over time, respectively. For the nine months ended May 31, 2020 and 2019, the Company recognized $8,666,800 and $3,965,700 of lot sales over time, respectively. The Company had deferred revenue related to lot sales of $2,526,200 as of May 31, 2020. The Company does not have any material significant payment terms as all payments are expected to be received within 12 months after the delivery of each platted lot. The Company adopted the practical expedient for financing components and does not need to account for a financing component of these lot sales as the delivery of lot sales is expected to occur within one year or less.

Index
(ii)
Reimbursable Costs for Public Improvements – The CAB is required to construct certain public improvements, such as water distribution systems, sewer collection systems, storm water systems, drainage improvements, roads, curbs, sidewalks, landscaping and parks, the costs of which may qualify as reimbursable costs. Pursuant to its agreements with the CAB (see Note 6 – Related Party Transactions), the Company is obligated to finance this infrastructure. These public improvements are constructed pursuant to design standards specified by the Sky Ranch Districts and/or the CAB, and, after inspection and acceptance, are turned over to the applicable governmental entity to operate and maintain. As these public improvements are owned and operated on behalf of a governmental entity, they may qualify for reimbursement.

Pursuant to the agreements with the CAB, the CAB is not required to make payments to the Company for any advances made by the Company or expenses incurred related to construction of public improvements unless and until the CAB and/or the Sky Ranch Districts issue bonds in an amount sufficient to reimburse the Company for all or a portion of the advances made and expenses incurred. Because the timing of the issuance and approval of any bonds is subject to considerable uncertainty, any potential reimbursable costs for the construction of public improvements, including construction support activities and project management fees, are initially capitalized in Land development inventories. If the bonds have not been approved and issued prior to the sale of the lots serviced by the public improvements, the costs are expensed through Land development construction costs when the lots are sold consistent with other construction related costs. If bonds ultimately are issued, upon receipt of reimbursements by the Company, the Company records the reimbursements received as Other income to the extent that costs have previously been expensed and reduces Land development inventories by any remaining reimbursables received. The Company submits specific costs for reimbursement to the CAB. If reimbursable costs received exceed actual expenses incurred by the Company for the cost of the public improvements, they are recorded as other income as received.

All amounts owed under the “2018 FFAA” (as defined in Note 6 – Related Party Transactions) bear interest at a rate of 6% per annum. Due to the uncertainty of collecting the interest (because payment is contingent on the issuance of bonds), interest income is not recognized on the amounts owed by the CAB until the bonds are issued. To date, the Company has deferred the recognition of $1,052,900 of interest income on advances made to the CAB.

On November 19, 2019, the CAB sold tax-exempt, fixed rate senior bonds in the aggregate principal amount of $11,435,000 and tax-exempt, fixed-rate subordinate bonds in the aggregate principal amount of $1,765,000 (collectively, the “Bonds”). Upon the issuance of the Bonds, the Company received $10.5 million as partial reimbursement for advances the Company made to the CAB pursuant to the 2018 FFAA to fund the construction of public improvements to the Sky Ranch property. Of the $10.5 million received by the Company, $6.3 million was recognized as Income from reimbursement of construction costs (related party) in other income and the remaining $4.2 million partially reduced the remaining capitalized costs in Land development inventories. As a result of the reimbursed costs, the margin from land development revenues is expected to increase to approximately 27%.

(iii)
Project management services – On May 2, 2018, the Company entered into two Service Agreements for Project Management Services (the “Project Management Agreements”) with the CAB. Pursuant to the Project Management Agreements, the Company acts as the project manager and provides any and all services required to deliver the CAB-eligible improvements, including but not limited to CAB compliance; planning design and approvals; project administration; contractor agreements; and construction management and administration. The Company must submit to the CAB a monthly invoice, in a form acceptable to the CAB, detailing all project management activities during the period. The Company is responsible for all expenses it incurs in the performance of the Project Management Agreements and is not entitled to any reimbursement or compensation except as set forth in the Project Management Agreements, unless otherwise approved in advance by the CAB in writing. The CAB is subject to annual budget and appropriation procedures and does not intend to create a multiple-fiscal year direct or indirect debt or other financial obligation. The Company receives a project management fee of five percent (5%) of actual construction costs of CAB-eligible improvements. The project management fee qualifies as a reimbursable cost to the Company. The project management fee is based only on the actual costs of the improvements; thus, items such as fees, permits, review fees, consultant or other soft costs, and land acquisition or any other costs that are not directly related to the cost of construction of CAB-eligible improvements are not included in the calculation of the project management fee. Soft costs and other costs that are not directly related to the construction of CAB-eligible improvements are included in Land development inventories and accounted for in the same manner as construction support activities as described below. Per the Project Management Agreements, no payment is required by the CAB with respect to project management fees unless and until the CAB and/or the Sky Ranch Districts have funds or issue municipal bonds in an amount sufficient to reimburse the Company for all or a portion of advances provided or expenses incurred for reimbursables. Due to this contingency, the project management fees are being accrued to revenue with a corresponding allowance until the point in time when bonds are issued by the Sky Ranch Districts and/or the CAB and the CAB reimburses the Company for the public improvements. At that point, the portion of the project management fees repaid will be recognized as revenue. To date, the Company has accrued $1,371,600 in project management services to the CAB.

Index
(iv)
Construction support activities – The Company performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance of the grading erosion and sediment control best management practices and other construction-related services. These activities are invoiced upon completion and are included in Land development inventories and subsequently expensed through Land development construction costs unless or until bonds are issued by the Sky Ranch Districts (as defined in Note 6 – Related Party Transactions) and/or the CAB and the CAB reimburses the Company for public improvements. Refer to section (ii) Reimbursable Costs for Public Improvements for details on repayment of reimbursable costs. To date, the Company has invoiced the CAB $581,100 for construction support activities, which amount is included in Land development inventories.

Unpaid reimbursable costs the Company believes are recoverable from the CAB pursuant to the 2018 FFAA, are recorded to a Note Receivable from the CAB. Each reporting period, the Company performs an analysis on the collectability of the receivable from the CAB and the recoverability of the outstanding reimbursable costs to determine if the amounts should be expensed. The following table summarizes all reimbursable costs incurred to date, payments made from the CAB and any outstanding reimbursable amounts

	As of May 31, 2020
	Costs incurred to date	Payments repaid by CAB	Net costs incurred to date
Public Improvements	$25,431,500	$10,505,000	$14,926,500
Accrued interest	1,052,900	—	1,052,900
Project management services	1,371,600	—	1,371,600
Construction support activities	581,100	—	581,100
Total reimbursable costs	$28,437,100	$10,505,000	$17,932,100

The Company expects to incur an additional $3.5 million through the end of the calendar year 2020 for construction costs related to public improvements to complete its initial 506 lots and expects to be reimbursed an additional $21.6 million. Pursuant to the Company's agreements with the CAB, no payment is required by the CAB with respect to reimbursable costs unless and until the CAB and/or the Sky Ranch Districts have funds or issue municipal bonds in an amount sufficient to reimburse the Company for all or a portion of advances provided or expenses incurred for reimbursables.

The Company evaluated disaggregation of revenue and has determined that no additional disaggregation of revenue is necessary.

Contract asset by segment is as follows:

The Company did not have a contract asset at May 31, 2020 and 2019 or August 31, 2019.

Changes in contract asset were as follows:

	May 31, 2020	August 31, 2019
Balance, beginning of period	$—	$—
Recognition of land development revenue contract asset	—	1,020,146
Land development contract asset invoiced	—	(1,020,146)
Balance, end of period	$—	$—

Deferred revenue by segment is as follows:

	May 31, 2020	August 31, 2019
Land development activities	$2,526,155	$3,991,535
Oil and gas leases and water sales payment	2,467,649	1,067,348
Balance, end of period	$4,993,804	$5,058,883

The current portion of deferred revenue for oil and gas leases and water sales payment as of May 31, 2020 and August 31, 2019,  is $2,254,830 and $706,464, respectively. There were no water segment deferred revenues as of May 31, 2019 and August 31, 2019.

Index
Changes in deferred revenue were as follows:

	May 31, 2020	August 31, 2019
Balance, beginning of period	$5,058,883	$477,161
Deferral of revenue	15,949,872	24,998,964
Recognition of unearned revenue	(16,014,951)	(20,417,242)
Balance, end of period	$4,993,804	$5,058,883

The recognition of unearned revenue was $11,503,523 and $11,955,989 from land development activities and $4,511,428 and $8,461,253 from oil and gas leases and water sales payments for the nine months ended May 31, 2020 and August 31, 2019, respectively.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized (“contracted not recognized revenue”), which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. At May 31, 2020, the Company had outstanding open contracts for $12,957,000, which primarily relate to the 115 lots of the initial 506 lots at Sky Ranch that remain unsold. The Company expects to recognize approximately 98% of such revenue over the next 12 months.

Land Development Inventories

Land development inventories primarily include real estate held for development and sale, which the Company has begun developing and are stated at cost. Capitalized lot development costs at Sky Ranch are costs incurred to construct required infrastructure to produce finished lots at Sky Ranch that meet the Company’s capitalization criteria for lot improvements and are capitalized as incurred. The Company capitalizes certain legal, engineering, design, permitting, land acquisition, and construction costs related to the development of lots at Sky Ranch. The Company uses the specific identification method for purposes of accumulating land development costs and allocates costs to each lot to determine the cost basis for each lot sale. The Company records all land cost of sales when a lot is completed and sold on a lot-by-lot basis. Costs included in Land development inventories include common area costs that the Company funded through the CAB. The Company expects that such costs will be reimbursable by the CAB. The Company records future reimbursements as a reduction of reimbursable capitalized costs remaining in Land development inventories once the CAB has the ability to reimburse the costs (i.e., once the Sky Ranch Districts and/or the CAB has issued bonds).

The Company measures land held for sale at the lower of the carrying value or net realizable value. In determining net realizable value, the Company primarily relies upon the most recent comparable sales prices. If recent sales prices are not available, the Company will consider several factors, including, but not limited to, current market conditions, nearby recent sales transactions and market analysis studies. If the net realizable value is lower than the current carrying value, the land is written down to its net realizable value.

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

Oil and Gas Lease Payments

As described in Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2019 Annual Report, the Company entered into a Paid-Up Oil and Gas Lease (the “Sky Ranch O&G Lease”) and a Surface Use and Damage Agreement that were subsequently purchased by a wholly owned subsidiary of ConocoPhillips Company and recently acquired by Crestone Peak Resources. Six wells have been drilled within the Company’s mineral interest and placed into service (four new wells beginning in fiscal 2020) and are producing oil and gas and accruing royalties to the Company. During the three months ended May 31, 2020 and 2019, the Company received $74,100 and $37,300 net of taxes, respectively, in royalties attributable to these wells. During the nine months ended May 31, 2020 and 2019, the Company received $612,700 and $113,100 net of taxes, respectively, in royalties attributable to these wells. The Company classifies income from oil and gas lease and royalty payments as Other income in the statement of operations and comprehensive income as the Company does not consider these arrangements to be a primary operating business activity.

Index
Deferred Revenue

In July 2019, the Company received an up-front payment of $573,700 from an Agreement on Locations of Oil and Gas Operations  (the “OGOA”) for a pad site covering approximately 16 acres with the operator of the Sky Ranch O&G Lease, which will be recognized as income on a straight-line basis over three years. If after three years the operator has not spud at least one well on the OGOA, the operator may extend the right to the OGOA one additional year by paying the Company $75,000. The operator may only extend the OGOA for two additional years for a total of five years. The Company recognizes the up-front payments on a straight-line basis over the terms of the respective agreements. During the three and nine months ended May 31, 2020, the Company recognized $47,800 and $143,400 of income, respectively, related to the up-front payments received pursuant to the OGOA. No revenue was recognized for the three or nine months ended May 31, 2019 related to the up-front payments received pursuant to the OGOA. As of May 31, 2020 and August 31, 2019, the Company had deferred revenue of $404,000 and $547,500, respectively, related to the OGOA.

In September 2017, the Company entered into a Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP (the “Bison Lease”). Pursuant to the Bison Lease, the Company received an up-front payment of $167,200 in October 2017, which will be recognized as income on a straight-line basis over the three year term of the lease. The Company recognized lease income of $13,900 during the three months ended May 31, 2020 and 2019 related to the up-front payment received pursuant to the Bison Lease. The Company recognized lease income of $41,800 during the nine months ended May 31, 2020 and 2019 related to the up-front payment received pursuant to the Bison Lease. As of May 31, 2020 and August 31, 2019, the Company had deferred revenue of $18,600 and $60,400, respectively, related to the Bison Lease that will be recognized as income ratably through September 2020.

As of May 31, 2020, the Company has also billed and received payments of $2.0 million from one of its industrial water customers to reserve first priority water for O&G operations for defined periods through December 2020. As the customer uses the forecasted volumes each month, the Company will recognize revenue based on the volumes used. The customer may take such volumes up to one year from invoice date. If the customer does not take the forecasted volumes in the anticipated period, such volumes are forfeited by the customer. At that time, any payments received for unused volumes will be recognized as revenue. As of May 31, 2020, the Company had deferred revenue of $2.0 million as a result of these advanced water purchase payments.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the eventual use of the asset. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Share-Based Compensation

The Company maintains an equity incentive plan for the benefit of its employees and non-employee directors. The Company records share-based compensation costs as expense over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. The impact on the income tax provision for the granting and exercise of stock options during the three and nine months ended May 31, 2020 was a deferred tax benefit of $18,700 and a deferred tax benefit of $39,000, respectively. Because the Company had a full valuation allowance on its deferred tax assets as of November 30, 2018, there was no effect on the tax provision during the period. The Company recognized $81,900 of share-based compensation expense and $96,100 of share-based compensation expense during the three months ended May 31, 2020 and 2019, respectively. The Company recognized $435,100 of share-based compensation expense, which included unrestricted stock grants, and $257,800 of share-based compensation expense during the nine months ended May 31, 2020 and 2019, respectively.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company did not have any significant unrecognized tax benefits as of May 31, 2020.

Index
As a result of H.R.1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), signed into law on December 22, 2017, the Company has a $282,000 alternative minimum tax (“AMT”) deferred tax asset for which it did not have a valuation allowance as of May 31, 2020 and August 31, 2019.  The Company expects to receive the AMT as a refund in future years.  Most, if not all, of this credit will be refundable with the filing of the 2018 (fiscal year ended 2019) through 2019 (fiscal year ending 2020) tax returns, subject to limitations of Internal Revenue Code Section 382 (arises with ownership changes) and the sequestration limitation of the Balanced Budget Act of 1997.

The Company’s effective tax rate was 24.8% and 24.6% for the three and nine months ended May 31, 2020, respectively. The effective tax rate was 0% for the three and nine months ended May 31, 2019 due to the valuation allowance the Company maintained on its net deferred tax asset.

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

The Company maintained a valuation allowance on the net deferred tax asset other than AMT credits as of May 31, 2019, as the Company had determined it was more likely than not that the Company would not realize its deferred tax assets as of May 31, 2019. Such assets primarily consisted of operating loss carryforwards. The Company assessed the realizability of its deferred tax asset using all available evidence. In particular, the Company considered both historical results and projections of profitability for the reasonably foreseeable future periods. The Company is required to reassess its conclusions regarding the realization of its deferred tax assets at each financial reporting date. As a result of the evaluation, the Company concluded that all of the valuation allowance was no longer necessary as of August 31, 2019 and released the valuation allowance.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal year 2015 through fiscal year 2019.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. At May 31, 2020, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the nine months ended May 31, 2020 and 2019.

Earnings per Common Share

Earnings per common share is computed by dividing net income by the weighted average number of shares outstanding during each period presented. For the three months ended May 31, 2020 and 2019, respectively, options to acquire common stock of 200,056 and 201,644 common share equivalents were included in the calculation of income per common share as dilutive common stock equivalents using the treasury stock method. Common stock options of 229,142 and 206,934 common share equivalents as of the nine months ended May 31, 2020 and 2019, respectively, were included in the calculation of income per common share as dilutive common stock equivalents using the treasury stock method. Common stock options aggregating 180,000 and 0 common share equivalents as of the three and nine months ended May 31, 2020, respectively, have been excluded from the calculation of income per common share as their effect is anti-dilutive. Common stock options aggregating 50,000 common share equivalents as of the three and nine months ended May 31, 2019, have been excluded from the calculation of income per common share as their effect is anti-dilutive.

Recently Issued Accounting Pronouncements

The Company continually assesses new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and to ensure that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change. New pronouncements assessed by the Company recently are discussed below:

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU 2016-02 provides guidance on the recognition, measurement, presentation and disclosure of leases. The new standard supersedes the present GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. This standard is effective for fiscal years beginning after December 15, 2018. The Company adopted the standard effective September 1, 2019, and recorded a right-of-use asset of approximately $258,900 and a lease obligation liability of approximately $252,300.

Index
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Companies will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 was set to be effective for public companies on January 1, 2020; however, the FASB delayed the effective date to January 1, 2023 for smaller reporting companies. The Company continues to monitor economic implications of the COVID-19 pandemic; however, based on current market conditions, we do not expect the impact of ASU 2016-13 to be material upon adoption.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the NASDAQ Stock Market. The Company had no Level 1 assets or liabilities as of May 31, 2020 or August 31, 2019.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had zero and one Level 2 assets as of May 31, 2020 and August 31, 2019, respectively, which consisted of a short-term certificate of deposit.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability, the contingent portion of the CAA, as of May 31, 2020 and August 31, 2019. The Company has determined that the contingent portion of the CAA does not have a determinable fair value (see Note 4 – Long-Term Obligations and Operating Lease).

The Company maintains policies and procedures to value instruments using what management believes to be the best and most relevant data available.

Level 2 Asset – Investments. The Company’s investment securities are the Company’s only financial assets measured at fair value on a recurring basis. The fair value of investment securities is based on the values reported by the financial institutions where the funds are held. Investment securities include certificates of deposit and U.S. Treasury debt securities.

The Company’s non-financial assets measured at fair value on a non-recurring basis when assessing recoverability consist entirely of its investments in water and water systems and other long-lived assets. See Note 3 – Water and Land Assets below.

There were no assets or liabilities measured at fair value on a recurring basis as of May 31, 2020.

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

The Company also held a certificate of deposit that is not carried at fair value on the consolidated balance sheets and is classified as a held-to-maturity security. As of May 31, 2020, the carrying amount of held-to-maturity securities was $0. As of August 31, 2019, the carrying amount of held-to-maturity securities was $192,800 and is recorded as short-term investments in the accompanying consolidated financial statements.

Index
NOTE 3 – WATER AND LAND ASSETS

The Company’s water rights and current water and wastewater service agreements are more fully described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2019 Annual Report. There have been no significant changes to the Company’s water rights or water and wastewater service agreements during the nine months ended May 31, 2020.

Investment in Water and Water Systems

The Company’s Investments in Water and Water Systems consist of the following costs and accumulated depreciation and depletion at May 31, 2020 and August 31, 2019:

	May 31, 2020		August 31, 2019
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Rangeview Water Supply	$14,827,200	$(15,200)	$14,823,800	$(14,700)
Sky Ranch water rights and other costs	7,486,200	(926,400)	7,371,500	(757,400)
Fairgrounds water and water system	2,899,800	(1,216,900)	2,899,800	(1,151,000)
Rangeview water system	15,905,500	(648,500)	5,617,800	(372,300)
Water Supply – Other	7,542,500	(1,036,600)	4,758,200	(860,100)
Wild Pointe service rights	1,631,800	(677,300)	1,631,800	(489,800)
Sky Ranch pipeline	5,727,300	(554,700)	5,723,700	(411,600)
Lost Creek water supply	3,372,500	—	3,324,000	—
Construction in progress	1,076,300	—	8,176,600	—
Totals	60,469,100	(5,075,600)	54,327,200	(4,056,900)
Net investments in water and water systems	$55,393,500		$50,270,300

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

Depletion and Depreciation

The Company recorded an immaterial amount of depletion charges during the three and nine months ended May 31, 2020 and 2019. The depletion was related entirely to the Rangeview Water Supply.

The Company recorded $471,200 and $322,700 of depreciation expense during the three months ended May 31, 2020 and 2019, respectively. These figures include $85,600 and $97,800 of depreciation expense for other equipment not included in the table above during the three months ended May 31, 2020 and 2019, respectively.

The Company recorded $1,253,200 and $812,700 of depreciation expense during the nine months ended May 31, 2020 and 2019, respectively. These figures include $265,900 and $276,200 of depreciation expense for other equipment not included in the table above during the nine months ended May 31, 2020 and 2019, respectively.

NOTE 4 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

The Participating Interests in Export Water Supply is an obligation of the Company that has no scheduled maturity date. Therefore, maturity of this liability is not disclosed in tabular format but is described below.

Participating Interests in Export Water Supply

The Company acquired its Rangeview Water Supply through various amended agreements entered into in the early 1990s. The acquisition was finalized with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of $11.1 million, which represented the cash the Company received from the participating interest holders that was used to purchase the Company’s Export Water (described in greater detail in Note 4 – Water and Land Assets in Part II, Item 8 of the 2019 Annual Report). The Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders in return for their initial $11.1 million investment. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability was not reflected on the Company’s consolidated balance sheet because the obligation to pay this is contingent on the sale of Export Water, the amounts and timing of which are not reasonably determinable.

Index
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

From time to time, the Company reacquired various portions of the CAA obligations, which retained their original priority, including the Land Board’s CAA interest which was assigned and relinquished to the Company in 2014. The Company did not make any CAA acquisitions during the three and nine months ended May 31, 2020 and 2019.

The Company is currently allocated 88.105% of the total proceeds from the sale of Export Water after payment of the Land Board royalty. As a result of the acquisitions and consideration from cumulative sales of Export Water as detailed in the table below, the remaining potential third-party obligation at May 31, 2020, is less than $1.0 million.

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third-Party Obligation	Participating Interests Liability	Contingency
Original balances	$—	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2019:
Acquisitions	—	28,042,500	(28,042,500)	(9,790,000)	(18,252,500)
Relinquishment	—	2,386,400	(2,386,400)	(832,100)	(1,554,300)
Option payments - Sky Ranch and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	903,600	(740,400)	(163,200)	(56,700)	(106,500)
Balance at August 31, 2019	1,547,000	29,491,600	987,600	332,200	655,400
Activity for the nine months ended May 31, 2020:
Export Water sale payments	101,200	(89,200)	(12,000)	(4,200)	(7,800)
Balance at May 31, 2020	$1,648,200	$29,402,400	$975,600	$328,000	$647,600

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means that the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. Of the next approximately $6.4 million of Export Water payouts, which based on current payout levels would occur over several years, the Company will receive approximately $5.6 million of revenue. Thereafter, the Company will be entitled to all but $220,000 of the proceeds from the sale of Export Water after deduction of the Land Board royalty.

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

Index
Pursuant to the terms of the Rangeview/Pure Cycle WISE Project Financing Agreement (the “WISE Financing Agreement”) between the Company and the Rangeview District, the Company has an agreement to fund the Rangeview District’s participation in WISE effective as of December 22, 2014. During the three and nine months ended May 31, 2020, the Company through the Rangeview District, purchased an additional 0 and 400 acre feet of WISE water for $0 and $582,200, respectively. The Company’s cost of funding the Rangeview District’s purchase of its share of existing infrastructure and future infrastructure for WISE and funding operations and water deliveries related to WISE is projected to be approximately $4.6 million over the next five years. See further discussion in Note 6 – Related Party Transactions.

Lease Commitments

Operating lease expense is generally recognized evenly over the term of the lease. Effective as of February 2018, the Company entered into an operating lease for 11,393 square feet of office and warehouse space in Watkins, Colorado. The lease has a three-year term with payments of $6,600 per month and an option to extend the primary lease term for a two-year period at a rate equal to a 12.5% increase over the primary base payments.

The Company did not enter into any new leases in the three or nine months ended May 31, 2020. Rent expense consisted of operating lease expense of $21,300 and $63,900 for the three and nine months ended May 31, 2020, respectively. There was no sublease rental income for the three or nine months ended May 31, 2020. The Company paid $19,800 and $59,500 against Lease obligations — operating leases during the three and nine months ended May 31, 2020, respectively.

Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet. For lease agreements entered into or reassessed in the future, the Company will be required to combine the lease and non-lease components in determining the lease liabilities and right-of-use (“ROU”) assets.

The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rate of 6% on August 31, 2019, for all leases that commenced prior to that date. The Company elected the hindsight practical expedient to determine the lease term for existing leases, which resulted in the lengthening of the lease term related to the Company’s office lease.

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the consolidated balance sheet as follows:

As of May 31, 2020
Operating leases - right of use assets	$213,252

Accounts payable and accrued liabilities	$70,191
Lease obligations - operating leases, net of current portion	140,318
Total lease liability	$210,509

Weighted average remaining lease term (in years)	2.7
Weighted average discount rate	6.0%

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

Index
The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the nine months ended May 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value
Outstanding at August 31, 2019	555,500	$6.33	6.27	$2,527,590
Granted	130,000	$10.41
Exercised	(15,000)	$2.67
Forfeited or expired	—	$—
Outstanding at May 31, 2020	670,500	$7.20	6.37	$2,066,420

Options exercisable at May 31, 2020	490,500	$6.07	5.42	$2,023,755

On September 25, 2019 and September 27, 2019 there were 80,000 and 50,000 stock options granted to employees and senior management, respectively. The weighted-average grant-date fair value of stock options granted were $4.21 and $4.16, respectively. These options vest evenly over three years from the date of the grant and expire no more than ten years from the date of the grant.

On January 15, 2020, the six non-employee Board members were each granted 2,000 unrestricted stock grants. The fair market value of the unrestricted shares for share-based compensation expensing is equal to the closing price of the Company's common stock on the date of grant of $12.45. Stock-based compensation expense includes $149,400 of expense related to these unrestricted stock grants for the  nine months ended May 31, 2020. These stock grants were fully expensed at the date of the grant because no vesting requirements exist for unrestricted stock grants.  There was no stock-based compensation expense related to unrestricted stock grants for the three months ended May 31, 2020 and 2019 and nine months ended May 31, 2019.

The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan as of and for the nine months ended May 31, 2020:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2019	152,500	$4.03
Granted	130,000	4.19
Vested	(102,500)	3.75
Forfeited	—	—
Non-vested options outstanding at May 31, 2020	180,000	$4.31

All non-vested options are expected to vest.

Stock-based compensation expense was $81,900 and $96,100 for the three months ended May 31, 2020 and 2019, respectively. Stock-based compensation expense, including unrestricted stock grant expense, was $435,100 and $257,800 for the nine months ended May 31, 2020 and 2019, respectively.

At May 31, 2020, the Company had unrecognized compensation expenses totaling $543,000 relating to non-vested options that are expected to vest. The weighted-average period over which these options are expected to vest is approximately two years.

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

Index
Through the WISE Financing Agreement, the Company agreed to fund the Rangeview District’s cost of participating in the regional water supply project known as the WISE partnership. During the three months ended February 29, 2020, the Company, through the Rangeview District, purchased an additional 400 acre feet of WISE water for $582,200. The Company did not purchase any additional water during the three months ended May 31, 2020. The Company anticipates spending an additional $4.6 million over the next five fiscal years to fund the Rangeview District’s purchase of its share of the water transmission line and additional facilities, water and related assets for WISE and to fund operations and water deliveries related to WISE. To date, the Company has capitalized the funding provided pursuant to the WISE Financing Agreement because the funding has been provided to purchase capacity in the WISE infrastructure. The Company’s total investment in the WISE assets as of May 31, 2020, is $6.1 million.

In 1995, the Company extended a loan to the Rangeview District. The loan provided for borrowings of up to $250,000, is unsecured, and bears interest based on the prevailing prime rate plus 2% (5.25% at May 31, 2020). The maturity date of the loan is December 31, 2020, at which time it will automatically renew for another 12 month term. In January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect. $1,031,500 of the balance in Notes receivable - related parties, including accrued interest at May 31, 2020, includes borrowings by the Rangeview District of $590,300 and accrued interest of $441,200.

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

On September 18, 2018, the parties entered into a series of agreements, including a Facilities Funding and Acquisition Agreement (the “2018 FFAA”), with an effective date of November 13, 2017, which supersedes and consolidates the previous funding agreements between the Company and the CAB and the Company and Sky Ranch Metropolitan District No. 5 pursuant to which

●
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

All amounts owed under the 2018 FFAA bear interest at a rate of 6% per annum. Due to the uncertainty of collecting the interest (because payment is contingent on the issuance of bonds), interest income is not recognized on the amounts owed by the CAB until the bonds are issued. Due to this contingency, interest is deferred until the point in time when bonds are issued. At that point, the accrued interest will be recognized. The CAB agrees to exercise reasonable efforts to issue bonds to reimburse the Company subject to certain limitations. In addition, the CAB agrees to utilize any available moneys not otherwise pledged to payment of debt, used for operation and maintenance expenses, or otherwise encumbered, to reimburse the Company. Any advances not paid or reimbursed by the CAB by December 31, 2058, shall be deemed forever discharged and satisfied in full.

As of May 31, 2020, the balance of the Company’s advances for improvements, excluding interest, net of costs reimbursed in November 2019, to the CAB totaled $14.9 million, of which $1.8 million is included in Land development inventories and $13.1 million was expensed through Land development construction costs. The advances have been used by the CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the CAB.  Based on the specific costs being reimbursed by the CAB, the Company records those costs that have been previously expensed in cost of sales as other income and those costs that remain capitalized as land development inventory costs as a reduction of the related land development inventory costs held in Land development inventories. Any reimbursable costs repaid after all capitalized expenses and lot revenues have been fully recognized are recorded as other income.

Refer to Note 1 – Presentation of Interim Information - Revenue Recognition - Land Development Activities for a summary of reimbursable costs incurred to date, payments made from the CAB and any outstanding reimbursable amounts.

Index
In September 2018, effective as of November 13, 2017, the Company entered into an Operation Funding Agreement with the CAB obligating the Company to advance funding to the CAB for operation and maintenance expenses for the 2018 and 2019 calendar years. All payments are subject to annual appropriations by the CAB in its absolute discretion.  The advances by the Company accrue interest at the rate of 6% per annum from the date of the advance. $28,200 of the balance of the Notes receivable – related parties, including accrued interest at May 31, 2020, includes borrowings by the CAB of $25,500 and accrued interest of $2,700.

NOTE 7 – SIGNIFICANT CUSTOMERS

Water and Wastewater

Pursuant to the Rangeview Water Agreements (defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2019 Annual Report) and an Export Service Agreement entered into with the Rangeview District dated June 16, 2017, the Company provides water and wastewater services on the Rangeview District’s behalf to the Rangeview District’s customers. Sales to the Rangeview District accounted for 72% and 6% of the Company’s total water and wastewater revenues for the three months ended May 31, 2020 and 2019 respectively. Sales to the Rangeview District accounted for 68% and 5% of the Company’s total water and wastewater revenues for the nine months ended May 31, 2020 and 2019, respectively. The Rangeview District has three significant customers, the Ridgeview Youth Services Center (“Ridgeview”), Sky Ranch Community Development (“Sky Ranch”) and Elbert & Highway 86 Commercial District (“Wild Pointe”). The Rangeview District’s significant customers accounted for 21%, 39% and 10%, respectively, of the Company’s total water and wastewater revenues for the three months ended May 31, 2020, and 2%, 0% and 4%, respectively, for the three months ended May 31, 2019. Ridgeview, Sky Ranch and Wild Pointe accounted for 27%, 24% and 13%, respectively, and 3%, 0% and 2%, respectively, for the nine months ended May 31, 2020 and 2019.

Revenues related to the provision of water for the oil and gas industry to one customer accounted for 11% of the Company’s water and wastewater revenues for the three months ended May 31, 2020. Revenues related to the provision of water for the oil and gas industry to one customer represented 93% of the Company’s water and wastewater revenues for the three months ended May 31, 2019. Revenues related to the provision of water for the oil and gas industry to one customer represented approximately 19% of the Company’s water and wastewater revenues for the nine months ended May 31, 2020. Revenues related to the provision of water for the oil and gas industry to two customers represented 67% and 25%, respectively, for the nine months ended May 31, 2019.

Land Development

Revenues from two customers represented 100% of the Company’s lot sales revenues for the three months ended May 31, 2020. The two customers represented 67% and 33%, respectively, of the Company’s lot sales revenues for the three months ended May 31, 2020. Revenues from three customers represented 100% of the Company’s lot sales revenues for the three months ended May 31, 2019. The three customers represented 65%, 25% and 10%, respectively, of the Company’s lot sales revenues for the three months ended May 31, 2019.

Revenues from three customers represented 100% of the Company’s lot sales revenues for the nine months ended May 31, 2020 and May 31, 2019. The three customers represented 61%, 25% and 14%, respectively, of the Company’s land development revenues for the nine months ended May 31, 2020 and 45%, 34% and 21%, respectively, of the Company’s lot sales revenues for the nine months ended May 31, 2019.

Accounts Receivable

The Company had accounts receivable from the Rangeview District which accounted for 76% and 40% of the Company’s trade receivables balances at May 31, 2020 and August 31, 2019, respectively. The Company had accounts receivable from one other customer which accounted for approximately 10% and 57% of its trade receivable balances at May 31, 2020 and August 31, 2019, respectively. Accounts receivable from Ridgeview accounted for 7% and 5% of the Company’s water and wastewater trade receivables as of May 31, 2020 and August 31, 2019, respectively. Accounts receivable from Wild Pointe accounted for 18% and 0% of the Company’s water and wastewater trade receivables as of May 31, 2020 and August 31, 2019, respectively.

NOTE 8 – ACCRUED LIABILITIES

At May 31, 2020, the Company had accrued liabilities of $1,273,600, of which $70,200 was for current operating lease obligations, $111,100 was for estimated property taxes, $35,100 was for professional fees, and $1,057,200 was for operating payables, of which $142,400 is payable to the Rangeview Metropolitan District for water infrastructure capital projects and $487,500 is payable to the CAB for the development of Sky Ranch. The Sky Ranch development costs are also included in Land development inventories or expensed through Land development construction costs.

Index
At August 31, 2019, the Company had accrued liabilities of $3,428,400, of which $460,500 was for accrued compensation, $94,000 was for estimated property taxes, $70,000 was for professional fees and the remaining $2,803,900 was related to operating payables, of which $1,399,600 is payable to the CAB for the development of Sky Ranch and $930,900 is payable to the Rangeview District for water infrastructure capital projects. The Sky Ranch development costs were also included in Land development inventories or expensed through Land development construction costs.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company has historically been involved in various claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Company records an accrual for a material loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company makes such estimates based on information known about the claims and experience in contesting, litigating and settling similar claims. Disclosures are also provided for reasonably possible losses that could have a material effect on the Company’s financial position, results of operations or cash flows. The Company was not involved in litigation or other legal proceedings and had no contingencies where the risk of material loss was reasonably possible as of May 31, 2020, or August 31, 2019.

NOTE 10 – SEGMENT INFORMATION

An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (the “CODM”), or decision-making group, to evaluate performance and make operating decisions. The Company has identified its CODM as its Chief Executive Officer.

During the year 2018, the Company began construction of residential lots at Sky Ranch, which the Company has identified as a segment. Currently, the Company operates its wholesale water and wastewater services and land development activities at Sky Ranch as the Company's two operating segments.

The wholesale water and wastewater services business includes providing water service to customers, which water is provided by the Company using water rights owned or controlled by the Company, and developing infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater.

As part of the Company’s land development activities at Sky Ranch, the Company entered into contracts for the sale of residential lots (see Note 2 – Summary of Significant Accounting Policies in Part II, Item 8 of the 2019 Annual Report). The Company identified land development and lot sales as a separate segment beginning in the fiscal year 2018.

Oil and gas royalties and licenses are a passive activity (i.e. the Company’s CODM does not evaluate the performance of, or allocate resources specifically to, the oil and gas operations) and not an operating business activity and, therefore, are not classified as a segment.

The following table summarizes wholesale water and wastewater services and land development revenue information by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Wholesale water and wastewater services	$1,153,951	$2,476,570	$4,326,207	$4,851,961
Land development activities	696,170	2,708,093	11,503,523	6,035,670
Total revenues	$1,850,121	$5,184,663	$15,829,730	$10,887,631

The following table summarizes wholesale water and wastewater services and land development pretax income by segment:

	Three Months Ended		Nine Months Ended
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Wholesale water and wastewater services	$603,158	$1,802,340	$2,621,356	$3,222,922
Land development activities	140,390	120,021	7,342,810	319,676
Corporate	(707,273)	(660,990)	(1,925,548)	(1,743,280)
Total pretax income (loss)	$36,275	$1,261,371	$8,038,618	$1,799,318

The following table summarizes total assets by segment.  The assets consist of water rights and water and wastewater systems in the Company’s wholesale water and wastewater services segment. The assets consist of land, land development inventories and deposits in the Company’s land development segment.  The Company’s other assets primarily consist of cash and cash equivalents, equipment, mineral rights, related party notes receivables and a deferred tax asset.

	May 31, 2020	August 31, 2019
Wholesale water and wastewater services	$56,244,054	$51,588,079
Land development activities	9,498,852	16,866,542
Corporate	22,466,167	15,266,783
Total assets	$88,209,073	$83,721,404

Index
NOTE 11 – INCOME TAXES

The Company recorded income tax expense of $8,900 and $0 for the three months ended May 31, 2020 and 2019, respectively, and $1,974,900 and $0 for the nine months ended May 31, 2020 and 2019, respectively. The net expense during the three months ended May 31, 2020 consisted of current income tax expense of $20,800 and deferred income tax benefit of ($11,900). The net expense during the nine months ended May 31, 2020 consisted of current income tax expense of $1,264,800 and deferred income tax expense of $710,100. The deferred tax expense consists of the usage of the Company's remaining $2.5 million net operating loss carryforwards and payment of deferred compensation in the period.

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items. At May 31, 2020 the Company is estimating an annual effective tax rate of approximately 25%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. The Company’s effective income tax rate was 24.8% and 24.6% for the three and nine months ended May 31, 2020,  respectively. The Company did not record income tax expense for the three or nine months ended May 31, 2019.

The Company paid Federal and State tax installments of $212,300 and $22,000, respectively, during the three months ended May 31, 2020. The Company paid Federal and State tax installments of $1,089,700 and $215,500, respectively, during the nine months ended May 31, 2020. No taxes were paid during the three and nine months ended May 31, 2019.

Deferred income taxes reflect the tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of May 31, 2020 and August 31, 2019 are as follows:

	For the Periods Ended:
	May 31, 2020	August 31, 2019
Deferred tax assets (liabilities):
Net operating loss carryforwards	$—	$609,439
Accrued compensation	—	113,559
Deferred revenues	104,219	149,895
Depreciation and depletion	(26,120)	(46,408)
Non-qualified stock options	449,639	410,633
Other	45,452	46,128
Net deferred tax asset	$573,190	$1,283,246

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

OVERVIEW

The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” in our Annual Report on Form 10-K  and our Quarterly Report on Form 10-Q for the quarter ended February 29, 2020, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and periods that follow to differ materially from those expressed in or implied by those forward-looking statements. Readers are cautioned that forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with our disclosure under the heading “Disclosure Regarding Forward-Looking Statements” below.

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

Our Business

Pure Cycle Corporation (“we,” “us,” or “our”) is a Colorado corporation that operates in two business segments: (i) wholesale water and wastewater services, and (ii) land development. We develop wholesale water and wastewater systems in the water-short Denver metropolitan area and are developing a Master Planned Community called Sky Ranch on approximately 930 acres of land located along the Interstate 70 corridor (“I-70”), approximately four miles south of Denver International Airport (“DIA”). Sky Ranch includes a mix of 3,200 single-family and multifamily residential units and over 2 million square feet of commercial, retail, and industrial space. The Company has accumulated valuable water and land interests over the past 30 years and has developed an extensive network of wholesale water production, storage, treatment and distribution systems, and wastewater collection and treatment systems which serve domestic, commercial and industrial customers in the Denver metropolitan region. Our land assets, which include zoning for residential, commercial, retail and light industrial, are located in one of the most active development areas in the Denver metropolitan region along I-70.

Recent Developments

As the novel strain of the coronavirus (“COVID-19”) escalated, we took measures to protect the health and well-being of our employees, customers, business partners, and their families. We were informed that our builder customers also took precautionary measures to ensure the safety of their employees, customers, business partners, and their families.  These measures varied by builder.  As a result, some of our builder customers reported material net housing order declines during the period (compared to the same period a year ago). However, they are also reporting material increases in orders since the stay-at-home orders have been reduced. We had been expecting to accelerate deliveries of the remaining finished lots at Sky Ranch into fiscal 2020; however, as a result of the COVID-19 precautionary measures and stay-at-home orders, we now expect to deliver the remaining lots by the end of calendar 2020.  These deliveries will still be ahead of the original delivery dates set forth in our contracts with the home builders.

Index
In addition, due to low prices per barrel for crude oil, as a result of lower demand and higher supplies, we saw a significant decrease in the demand for water used for hydraulic fracturing by our industrial customers (referred to as “O&G operations”).

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

We provide wholesale water and wastewater service to local governments, including the Rangeview Metropolitan District (“Rangeview District”), Arapahoe County, the Sky Ranch Community Authority Board (the “CAB”), and the Elbert & Highway 86 Commercial District (“Wild Pointe”). Our mission is to provide reliable, high quality water to our customers and collect and treat wastewater using advanced water treatment systems that produce high quality reclaimed water that we can reuse for outdoor irrigation and industrial demands. By using and reusing our water supplies, we seek to demonstrate good stewardship over our valuable water rights in the water-scarce Denver, Colorado region. We design, permit, construct, operate and maintain wholesale water and wastewater systems that we own or operate and maintain on behalf of governmental entities. We also design, permit, construct, operate and maintain retail distribution and collection systems that we own or operate on behalf of our governmental customers. Additionally, we handle administrative functions, including meter reading, billing and collection of monthly water and wastewater fees, regulatory water quality monitoring, sampling, testing, and reporting requirements to the Colorado Department of Public Health and Environment.

Our wholesale water and wastewater segment generates revenues from three sources: (i) tap fees, which are a one-time charge to home builders or businesses to connect to our water and wastewater systems, (ii) usage charges, which are monthly metered water and wastewater fees, and (iii) construction or special facility fees, which are specifically contracted for when necessary. We estimate that our water portfolio can provide service to approximately 60,000 single family equivalent (“SFE”) units. Our current water tap fee is $26,675 per SFE, and our wastewater tap fee is $4,659 per SFE. On average, we generate annual revenue of approximately $1,000 per SFE water connection and $500 per SFE wastewater connection. We provide potable water to nearly 547 SFE connections and domestic wastewater services to approximately 285 SFE connections.

We believe that our water resources, land and infrastructure, located in southeastern Denver, are positioned in one of the most attractive development areas of the Denver metropolitan region because this region is well positioned for substantial growth over the next 30 years. Growth in the Denver area has trended east with significant activity occurring along the I-70 corridor, an area which enjoys excellent transportation infrastructure with I-70, rail access, and DIA. The region has significant employment centers, including DIA, the University of Colorado Anschutz Medical Campus, an Amazon fulfillment center, the Rocky Mountain Regional VA Medical Center, Buckley Airforce Base, and more, creating demand for residential, retail, and commercial development opportunities.

Industrial Oil and Gas Operations Deliveries

In addition to our domestic customers, we provide raw water for O&G operations. Multiple operators lease more than 135,000 acres in and adjacent to our service area with more than 100 wells and miles of oil and gas collection lines. Sales of water to industrial customers in the oil and gas industry are unpredictable and fluctuate dramatically. After several years of significant activity throughout our service area, beginning around March of 2020, demand for water by the oil and gas industry dropped precipitously due to all-time low oil and gas prices caused by increased production by Saudi Arabia and Russia and decreased demand due to stay-at-home orders resulting from the COVID-19 pandemic.

Land Development Activities

We are actively developing an approximately 930-acre Master Planned Community along the I-70 corridor that is planned to include 3,200 single family and multifamily homes, parks, open spaces, trails, recreational centers, schools, and over 2 million square feet of retail, commercial and light industrial space just four miles south of DIA. Our land development activities include the design, permitting, and construction of all of the horizontal infrastructure, including, storm water, drainage, roads, curbs, sidewalks, parks, open spaces, trails and other infrastructure to deliver “ready to build” finished lots to home builders and commercial customers. We generate revenue from the sale of finished lots to our home builder customers as well as from the construction of public improvements on behalf of local governmental entities that reimburse us for such improvements upon the issuance of municipal bonds to fund such reimbursements.

Index
Our land development activities provide a strategic complement to our wholesale water and wastewater segment as a significant component of any master planned community is providing high quality domestic water, irrigation water, and wastewater service to the community. Having control over land and utility development enables us to efficiently build infrastructure for water, irrigation, wastewater, distribution, collection, storm water, roads, parks, open spaces and other investments, and to manage delivery of these investments to match take-down commitments from our home builder customers without significant excess capacity in these investments.

In June 2017, we entered into contracts with three national home builders (Richmond American Homes, Taylor Morrison, and KB Home) for the sale of 506 single-family, detached residential lots at the Sky Ranch property (the “Builder Contracts”). Pursuant to the Builder Contracts we are constructing infrastructure and other improvements, such as roads, curbs and gutters, park amenities, sidewalks, street and traffic signs, water and sanitary sewer mains and stubs, storm water management facilities, and lot grading improvements for delivery of a specified number of finished lots to each builder. Additionally, we must cause the Rangeview District to install and construct off-site infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities) for the provision of water and wastewater service to the property. In conjunction with approvals from Arapahoe County for the Sky Ranch project, we, together with the Rangeview District and/or Sky Ranch Metropolitan District Nos. 1, 3, 4 and 5 (collectively, the “Sky Ranch Districts”) and/or the CAB, are obligated to maintain a deposit account with Arapahoe County to ensure completion of the off-site infrastructure improvements. Approximately $1,000,000 remains on deposit. We have substantially completed all of the off-site infrastructure improvements for the initial 506 residential lots. We have financed the obligations of the Rangeview District and the Sky Ranch Districts (through the CAB) as described in Note 6 – Related Party Transactions to the accompanying consolidated financial statements.

We estimate that the development of the finished lots for the first filing (506 lots) of Sky Ranch will require total capital of $36 million, which includes estimated reimbursable costs of up to $29 million that could be reimbursable to us by the CAB from municipal bonds the CAB will try to issue. Per the agreements between us and the CAB, no payments are required by the CAB with respect to reimbursable costs unless and until the CAB and/or the Sky Ranch Districts are able to issue municipal bonds in an amount sufficient to reimburse us for all or a portion of advances provided or expenses incurred for reimbursables. As of May 31, 2020, the CAB has reimbursed the Company $10.5 million through the sale of municipal bonds. Additional information on the accounting for reimbursable costs can be found in Note 1 – Presentation of Interim Information to the accompanying consolidated financial statements. Lot sales to home builders are expected to generate $37 million in revenues, of which $26 million has been recognized as of May 31, 2020. The costs of developing lots and revenues from the sales of finished lots in the first filing have been and are expected to continue to be incurred over several quarters, and the timing of cash flows will include certain milestone deliveries, including, but not limited to, completion of governmental approvals, installation of improvements, and completion of lot deliveries.

Results of Operations

Executive Summary

The results of our operations for the three and nine months ended May 31, 2020 and 2019 are as follows:

Table 1a - Summary of Results of Operations

	Three Months Ended
	May 31, 2020	May 31, 2019	$ Change	% Change
Millions of gallons of water delivered	12.2	96.9	(84.7)	(87)%
Municipal water usage revenues	$97,700	$39,500	$58,200	147%
Oil and gas water usage revenues	15,000	1,308,500	(1,293,500)	(99)%
Total metered water usage revenues	$112,700	$1,348,000	$(1,235,300)	(92)%
Operating costs to deliver water (excluding depreciation and depletion)	$94,900	$400,500	$(305,600)	(76)%
Water delivery gross margin %	16%	70%

Wastewater treatment revenues	$22,500	$7,400	$15,100	204%
Operating costs to treat wastewater	$63,000	$14,500	$48,500	334%
Wastewater treatment gross margin %	(180)%	(96)%

Lot sales revenue	$696,200	$2,708,100	$(2,011,900)	(74)%
Land development construction costs incurred	$555,800	$2,588,100	$(2,032,300)	(79)%
Lot sales gross margin %	20%	4%
Other income	$13,800	$37,900	$(24,100)	(64)%
Other expenses	$7,100	$33,900	$(26,800)	(79)%

Tap and Special Facility revenues	$1,004,900	$1,083,200	$(78,300)	(7)%

General and administrative expenses	$800,600	$665,700	$134,900	20%
Net income	$27,300	$1,261,400	$(1,234,100)	(98)%

Index
Table 1b - Summary of Results of Operations

	Nine Months Ended
	May 31, 2020	May 31, 2019	$ Change	% Change
Millions of gallons of water delivered	32.4	232.3	(199.9)	(86)%
Municipal water usage revenues	$238,000	$157,200	$80,800	51%
Oil and gas water usage revenues	71,900	2,717,700	(2,645,800)	(97)%
Total metered water usage revenues	$309,900	$2,874,900	$(2,565,000)	(89)%
Operating costs to deliver water (excluding depreciation and depletion)	$556,000	$965,300	$(409,300)	(42)%
Water delivery gross margin %	(79)%	66%

Wastewater treatment revenues	$62,400	$23,800	$38,600	162%
Operating costs to treat wastewater	$126,500	$21,900	$104,600	478%
Wastewater treatment gross margin %	(103)%	8%

Lot sales revenue	11,503,500	6,035,700	5,467,800	91%
Land development construction costs incurred	10,436,200	5,716,000	4,720,200	83%
Lot sales gross margin %	9%	5%
Other income	$104,100	$148,200	$(44,100)	(30)%
Other expenses	$34,600	$104,200	$(69,600)	(67)%

Tap and specialty facility revenues	$3,849,900	$1,805,100	$2,044,800	113%

General and administrative expenses	$2,638,600	$1,864,100	$774,500	42%
Net income	$6,063,700	$1,799,300	$4,264,400	237%

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

Municipal water usage deliveries increased 86% and water revenues increased 147% during the three months ended May 31, 2020, as compared to the three months ended May 31, 2019. The increase in municipal water usage deliveries and revenue relate to the growth from the development at Sky Ranch. Municipal water usage deliveries decreased 8% and water revenues increased 51% during the nine months ended May 31, 2020, as compared to the nine months ended May 31, 2019.  Municipal water deliveries are lower in the current period due to higher demand in the first quarter of 2019 for water for irrigation purposes. Municipal water revenues are higher during the nine months ending May 31, 2020, due to the development at Sky Ranch.

O&G operations water deliveries decreased 100% and water revenues decreased 99% during the three months ended May 31, 2020, as compared to the three months ended May 31, 2019. O&G operations water deliveries decreased 100% and water revenues decreased 97% during the nine months ended May 31, 2020, as compared to the nine months ended May 31, 2019. The decreases in O&G operations water deliveries and revenues are the result of a decrease in demand from our industrial customers for water for O&G operations. The demand decreased due to the decision of our largest industrial water customer to shut down operations in the later months of calendar 2019 to pursue the sale of its oil and gas leases in the region (which were, in fact, sold), decreased production due to historically low oil prices and changes relating to lower demand due to stay-at-home orders because of COVID-19 and the oil and gas regulatory environment in the State of Colorado. As a result of the difference in metered rates for water for O&G operations compared to rates for residential customers, revenues received for water for O&G operations have a greater margin. Increases and decreases in water deliveries charged at different rates will result in disproportionate increases and decreases in revenues and margins. The following tables detail the sources of our sales, the number of “kgal” (1,000 gallons) sold, and the average price per kgal for the three and nine months ended May 31, 2020 and 2019, respectively.

Index
Table 2a - Water Revenue Summary

	Three Months Ended
	May 31, 2020			May 31, 2019
Customer Type	Sales	kgal	Average price per kgal	Sales	kgal	Average price per kgal
On Site	$36,500	1,702.0	$21.45	$24,300	1,582.5	$15.36
Export - Commercial	9,900	582.8	16.99	10,200	989.0	10.31
Sky Ranch	37,800	5,548.5	6.81	2,600	304.0	8.55
Wild Pointe	13,500	4,371.6	3.09	2,400	3,980.6	0.60
O&G operations	15,000	—	—	1,308,500	90,091.7	14.52
	$112,700	12,204.9	$9.23	$1,348,000	96,947.8	$13.90

Table 2b - Water Revenue Summary

	Nine Months Ended
	May 31, 2020			May 31, 2019
Customer Type	Sales	kgal	Average price per kgal	Sales	kgal	Average price per kgal
On Site	$102,000	8,416.4	$12.12	$113,300	18,402.8	$6.16
Export - Commercial	32,000	2,618.8	12.22	33,200	2,968.2	11.19
Sky Ranch	56,900	6,270.5	9.07	2,600	304.0	8.55
Wild Pointe	47,100	14,159.9	3.33	8,100	13,006.4	0.62
O&G operations	71,900	927.9	77.49	2,717,700	197,637.2	13.75
	$309,900	32,393.5	$9.57	$2,874,900	232,318.6	$12.37

The gross margin on delivering water decreased to 16% and (79%) during the three and nine months ended May 31, 2020, respectively, as compared to the gross margins of 71% and of 67% during the three and nine months ended May 31, 2019, respectively. The change in our gross margins for the three and nine months ended May 31, 2020, was due to decreased demand for water for O&G operations. This was partially offset by lower costs of revenue due to a decrease in the amount of high cost “WISE” water purchased during the current period due to lower demand. See Liquidity, Capital Resources and Financial Position – South Metropolitan Water Supply Authority (“SMWSA”) and Water Infrastructure Supply Efficiency Partnership (“WISE”) for a description of WISE.

Wastewater Treatment Revenues – Our wastewater customers are charged based on the estimated amount of wastewater treated, which is estimated by the average water delivered in the winter months December through February. Wastewater treatment revenues increased 204% and 162% during the three and nine months ended May 31, 2020, respectively, as compared to the three and nine months ended May 31, 2019, respectively. The increase for the three and nine months ended May 31, 2020, was primarily due to additional customers from the development at Sky Ranch. The wastewater gross margin decreased to (180%) compared to (96%) during the three months ended May 31, 2020 and 2019, respectively, and decreased to (103%) compared to 8% during the nine months ended May 31, 2020 and 2019, respectively. These changes were due to an increase in the number of staff required to maintain the water reclamation facility at Sky Ranch development. Such an increase in the number of staff was necessary because we constructed the plant to be able to treat the entire proposed Sky Ranch development and not just the initial filing of 506 homes. We anticipate positive margins from wastewater treatment revenues once all 506 houses are occupied, which is expected to occur by the end of fiscal 2022.

Tap and Special Facility/Construction Revenues – We have various water and wastewater service agreements, a component of which may include tap fee and “Special Facility” (as defined under “Critical Accounting Policies – Revenue Recognition – Wholesale Water and Wastewater Fees” below) or construction fee revenues. For the three months ended May 31, 2020, and 2019, we sold 36 and 36 water and wastewater taps, recognizing revenues of $1,004,900 and $1,083,200, respectively. For the nine months ended May 31, 2020 and 2019, we sold 139 and 60 water and wastewater taps, recognizing revenues of $3,849,900, and $1,805,100, respectively. Tap fee revenues for the three and nine months ended May 31, 2020, included $57,100 and $171,200, respectively, from the sale of 3 and 11 water taps, respectively, at Wild Pointe. Tap fee revenues for the three and nine months ended May 31, 2019, included $48,900 from the sale of 3 water taps, at Wild Pointe. The remaining water and wastewater taps sold in the three and nine months ended May 31, 2020 and 2019 were sold to the builders at Sky Ranch. The taps sold at Sky Ranch and Wild Pointe are exempt from royalty payments to the Land Board.

Index
We did not recognize any Special Facility fees for the three or nine months ended May 31, 2020 and 2019.

Other Income – Other income of $13,800 and $37,900 for the three months ended May 31, 2020 and 2019, and other income of $104,100 and $148,200 for the nine months ended May 31, 2020 and 2019, respectively, consisted principally of consulting fees. Consulting fees fluctuate from one period to the next based on our customers’ needs. We are reducing our consulting services in order to focus our resources on the water systems at Sky Ranch. We expect consulting fees to be minimal in future periods.

Land Development Revenues – We broke ground on our first filing of Sky Ranch in March of 2018, and from that time through May 31, 2020, we completed and sold to our home builder customers 391 finished lots and received total payments of $28.0 million. We sold 0 and 71 finished lots in the three months ended May 31, 2020 and 2019, respectively, and recognized revenues of $696,200 and $2.7 million for the three months ended May 31, 2020 and 2019, respectively. We sold 136 and 83 finished lots in the nine months ended May 31, 2020 and 2019, respectively, and recognized revenues of $11.5 million and $6.0 million for the nine months ended May 31, 2020 and 2019 respectively. Additionally, we have completed improvements (including over lot grading, water, sewer, storm water), off-site improvements (including drainage), and our entry roadway (Monahan Road) for the remaining 115 lots and carry those investments, totaling $3.9 million, in Land development inventories in the accompanying consolidated financial statements. We are working with each of our home builder customers to deliver the remaining finished lots by the end of calendar year 2020.

As we make advances to the CAB for expenses incurred related to construction of public improvements, all amounts owed under the 2018 FFAA (as defined in Note 6 – Related Party Transactions)  bear interest at a rate of 6% per annum. No payment is required of the CAB for advances made to the CAB or expenses incurred related to construction of public improvements unless and until the CAB and/or Sky Ranch Districts issue bonds in an amount sufficient to reimburse the Company for all or a portion of advances or other expenses incurred. Because it is uncertain if bonds will be issued and when we will receive payment, we defer recognition of interest income on the CAB note until the issuance of the bonds is certain. We have deferred accruing $1.1 million of potential interest income from the CAB as of May 31, 2020.

We act as the project manager and provide any and all services required to deliver eligible improvements for the CAB. For these services, we charge a five percent (5%) project management fee calculated on actual construction costs of CAB-eligible improvements. No payment is required of the CAB for project management fees unless and until the CAB and/or Sky Ranch Districts issue bonds in an amount sufficient to pay the Company for all or a portion of the project management fees. Because it is uncertain if bonds will be issued and when we will receive payment, we defer recognition of project management fee income from the CAB until the issuance of the bonds is certain. Once issuance of the bonds and payment to us is certain, the portion of the project management fees repaid will be recognized as revenue. We have deferred recognition of approximately $1.4 million in project management services as of May 31, 2020.

General and Administrative Expenses

Significant balances classified as general and administrative (“G&A”) expenses for the three and nine months ended May 31, 2020 and 2019, respectively, were as follows:

Table 3a - Significant Balances in G&A

	Three Months Ended
	May 31, 2020	May 31, 2019	$ Change	% Change
Salary and salary-related expenses:
Including share-based compensation	$502,000	$330,900	$171,100	52%
Excluding share-based compensation	$420,100	$234,800	$185,300	79%
Professional fees	$66,800	$82,000	$(15,200)	(19)%
Fees paid to directors and corporate D&O insurance	$38,900	$55,700	$(16,800)	(30)%
Public entity related expenses	$32,400	$24,400	$8,000	33%

Table 3b - Significant Balances in G&A

	Nine Months Ended
	May 31, 2020	May 31, 2019	$ Change	% Change
Salary and salary-related expenses:
Including share-based compensation	$1,519,100	$956,600	$562,500	59%
Excluding share-based compensation	$1,084,000	$698,700	$385,300	55%
Professional fees	$347,200	$254,000	$93,200	37%
Fees paid to directors and corporate D&O insurance	$140,600	$154,900	$(14,300)	(9)%
Public entity related expenses	$99,000	$90,400	$8,600	10%

Index
Salary and salary-related expenses – Salary and salary-related expenses, including share-based compensation expense, increased 52% and 59%, respectively, for the three and nine months ended May 31, 2020, as compared to the three and nine months ended May 31, 2019. The increase for the three months ended May 31, 2020 was due primarily to the addition of three employees. The increase for the nine months ended May 31, 2020 was primarily the result of an unrestricted stock grant to the non-employee members of our board of directors and the addition of approximately three employees. The salary and salary-related expenses noted above include $81,900 and $96,100 of share-based compensation expenses recognized during the three months ended May 31, 2020 and 2019, respectively, and $435,100 and $257,900 of share-based compensation expenses recognized during the nine months ended May 31, 2020 and 2019, respectively.

Professional fees (predominantly accounting and legal) – Professional fees decreased 19% and increased 37% during the three and nine months ended May 31, 2020, as compared to the three and nine months ended May 31, 2019, respectively. The decrease for the three months ended May 31, 2020 compared to the three months ended May 31, 2019 is due to lower legal fees of approximately $32,100 related to business development offset by higher accounting fees of approximately $16,900 related to audit and tax services. The increase in the nine months ended May 31, 2020, as compared to the nine months ended May 31, 2019, was primarily due to higher legal and professional fees of approximately $65,200 related to business development and the review of the CAB’s bond sale documents and higher accounting fees of approximately $28,000 related to audit and tax services.

Fees paid to directors and corporate D&O insurance – During the three and nine months ended May 31, 2020, directors’ fees (including D&O insurance) decreased 30% and 9%, as compared to the three and nine months ended May 31, 2019, respectively. The lower fees in the current periods are primarily due to the lower board travel expenses for board meetings relating to stay-at-home orders because of COVID-19 offset by an increase in the annual D&O insurance premium.

Public entity expenses – Costs associated with corporate governance and with being a publicly traded entity increased 33% and 10% for the three and nine months ended May 31, 2020, respectively, as compared to the three and nine months ended May 31, 2019, respectively. Any fluctuations are due to the timing and number of filings and compliance costs for filing with the Securities and Exchange Commission (the “SEC”).

Other Income and Expense Items

Table 4a - Other Items

	Three Months Ended
	May 31, 2020	May 31, 2019	$ Change	% Change
Other income items:
Reimbursement of construction costs (related party)	$—	$—	$—	—
Oil and gas lease income, net	$61,700	$13,900	$47,800	344%
Oil and gas royalty income, net	$74,100	$37,300	$36,800	99%
Interest income	$24,500	$54,000	$(29,500)	(55)%

Table 4b - Other Items

	Nine Months Ended
	May 31, 2020	May 31, 2019	$ Change	% Change
Other income items:
Reimbursement of construction costs (related party)	$6,275,500	$—	$6,275,500	100%
Oil and gas lease income, net	$185,200	$41,800	$143,400	343%
Oil and gas royalty income, net	$612,700	$113,100	$499,600	442%
Interest income	$162,400	$246,800	$(84,400)	(34)%

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

Index
Of the amounts we received, $4.2 million reduced the remaining capitalized expenses in Land development inventories and $6.3 million was recognized as Income from reimbursement of construction costs (related party) in other income for the nine months ending May 31, 2020. No Income from reimbursement of construction costs (related party) was recognized during the three months ending May 31, 2020 or during the three and nine months ending May 31, 2019.

Oil and gas lease income – Of the $61,700 of oil and gas lease payments recognized during the three months ended May 31, 2020, $13,900 represents the deferred recognition of the up-front payment of $167,200 that we received in September 2017 in connection with entering into a Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP (the “Bison Lease”), which payment is being recognized in income over the three year term of the Bison Lease and $47,800 represents the deferred recognition of the up-front payment of $573,700 that we received in July 2019 for an Agreement on Locations of Oil and Gas Operation (the “OGOA”) giving the operator of the Sky Ranch O&G Lease (defined below) a right to access 16 acres for an oil and gas pad site for three years through July 2022. During the nine month ended May 31, 2020, we recognized $41,800 and $143,400 of oil and gas lease income related to the up-front payment received pursuant to the Bison Lease and to the up-front payment received pursuant to the OGOA, respectively. The $13,900 and $41,800 of oil and gas lease income recognized during the three and nine months ended May 31, 2019, respectively, related to the up-front payment received pursuant to the Bison Lease.

Oil and gas royalty income – In 2011, we entered into a Paid-Up Oil and Gas Lease, which was recently purchased by Crestone Peak Resources, for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate we own at our Sky Ranch property (the “Sky Ranch O&G Lease”). The Sky Ranch O&G Lease is held by production through two wells drilled in our mineral estate. The oil and gas royalty income represents amounts received pursuant to the Sky Ranch O&G Lease as royalties from oil and gas production from wells in our mineral estate at Sky Ranch. The royalties for the three months ended May 31, 2020, were $74,100, as compared to $37,300 for the same period in 2019. The royalties for the nine months ended May 31, 2020 were $612,700, as compared to $113,100 for the same period in 2019. The increase in oil and gas royalties for the three and nine months ended May 31, 2020 is a result of the addition of four wells since the prior periods resulting in higher production of oil and gas from wells in our mineral estate at Sky Ranch.

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

Liquidity, Capital Resources and Financial Position

At May 31, 2020, our working capital, defined as current assets less current liabilities, was $16.7 million, which included $17.1 million in cash and cash equivalents. We believe that as of May 31, 2020, and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months. We have completed most of the work required to complete delivery of the first 506 lots under contract at Sky Ranch and are in the permitting process for the next filing at Sky Ranch, so we are not anticipating the need to make significant capital expenditures until such permits are obtained from Arapahoe County, Colorado. Due to staffing shortages at Arapahoe County and the likely disruption to their operations caused by COVID-19, permitting is anticipated to take longer than normal.

Sky Ranch Development

In the spring of fiscal year 2018, we began construction of off-site improvements at Sky Ranch, including drainage improvements, access roads and other improvements. We seek to manage our capital investments in the construction of finished lots for our home builder customers to match purchases required by each Builder Contract, for example, by authorizing specific contracts in phases. By way of further example, we have invested approximately $30.5 million into constructing the first 391 finished lots at Sky Ranch. We have received approximately $28.0 million from the sale of the finished lots. In addition, on November 19, 2019, the CAB sold the Bonds and used approximately $10.5 million of the net proceeds to partially reimburse us for advances we made to the CAB pursuant to the 2018 FFAA to fund the construction of public improvements to the Sky Ranch property. As of May 31, 2020, we have advanced the CAB approximately $15.1 million (including interest) that has not been reimbursed but that we expect will be reimbursable by the CAB upon the CAB successfully issuing additional bond offerings.

ECCV Capacity Operating System

Pursuant to a 1982 contractual right, the Rangeview District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than 10 miles of buried water pipeline located on the Lowry Range. In May 2012, we entered into an agreement to operate and maintain the ECCV facilities, allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat fee of $8,000 per month from January 1, 2013 through December 31, 2020, and will decrease to $3,000 per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from the ECCV’s system, which is included in the water usage fees charged to customers. In addition, the ECCV system cost us $12,500 and $23,500 per month to maintain in 2020 and 2019, respectively, and is anticipated to continue to cost us approximately $10,000 per month to maintain.

Index
South Metropolitan Water Supply Authority (“SMWSA”) and the Water Infrastructure Supply Efficiency Partnership (“WISE”)

SMWSA is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members, including the Rangeview District. Pursuant to certain agreements with the Rangeview District, we agreed to provide funding to the Rangeview District in connection with its membership in the SMWSA. In July 2013, the Rangeview District, together with nine other SMWSA members, formed an entity to enable its members to participle in a cooperative water project known as WISE and entered into an agreement that specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. On December 31, 2013, the South Metro WISE Authority (“SMWA”), the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”) and the City of Aurora acting by and through its Utility Enterprise (“Aurora Water”) entered into the Amended and Restated WISE Partnership – Water Delivery Agreement (the “WISE Partnership Agreement”), which provides for the purchase of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among Rangeview District and the other nine members of the SMWA, Denver Water and Aurora Water. We have entered into a financing agreement that obligates us to fund the Rangeview District’s cost of participating in WISE. We anticipate that we will be investing an additional approximately $0.4 million in 2020 and $4.2 million in total for the fiscal years 2021 through 2024 to fund the Rangeview District’s obligation to purchase infrastructure for WISE, its obligations related to SMWSA, and the construction of a connection to the WISE system. In exchange for funding the Rangeview District’s obligations in WISE, we will have the sole right to use and reuse the Rangeview District’s 7% share of the WISE water and infrastructure to provide water service to the Rangeview District’s customers and to receive the revenue from such service. Our current WISE subscription entitles us to approximately three million gallons per day of transmission pipeline capacity and 900 acre feet per year of water. During the three months ended February 29, 2020, we purchased an additional 400 acre feet of WISE for $582,200 to bring our total subscription to 900 acre feet. The additional acre feet of water is not anticipated to have a material impact on the expenses we project to incur over the next several years.

Summary Cash Flows Table

Table 5 - Summary Cash Flows Table

	Nine Months Ended
	May 31, 2020	May 31, 2019	$ Change	% Change
Cash provided (used) by:
Operating activities	$15,203,600	$(2,742,000)	$17,945,600	654%
Investing activities	$(2,642,698)	$(5,350,600)	$2,707,902	51%
Financing activities	$35,800	$(108,800)	$144,600	133%

Changes in Operating Activities – Operating activities include revenues we receive from the sale of wholesale water and wastewater services, lot sales and costs incurred in the delivery of those services, G&A expenses, and depletion/depreciation expenses.

Cash provided by operations in the nine months ended May 31, 2020, increased by approximately $17.9 million compared to the nine months ended May 31, 2019, which is primarily due to the partial reimbursement of capitalized costs of $10.5 million partially recorded in Land development inventories to develop lots at Sky Ranch, the collection of up-front deferred oil and gas payments of $1.6 million, an increase of taxes receivable and deferred taxes of $0.7 million, coupled with an increase of net income of $4.3 million, primarily due to the gain on bond proceeds included in operating activities, the increase of prepaid expenses and other current assets of $1.6 million, and accounts payables and accrued liabilities of $0.4 million, offset by the recognition of deferred revenues net of advance payments for industrial water of $2.7 million.

Changes in Investing Activities – The use of cash in investing activities during the nine months ended May 31, 2020, consisted of the maturity of short-term debt securities of $6.9 million, the investment in our water system of $7.3 million and the purchase of short-term investments of $1.7 million and equipment of $525,300. The use of cash in investing activities during the nine months ended May 31, 2019, consisted of the sale of multiple short-term debt securities totaling $36.7 million, the purchase of multiple short-term debt securities totaling $34.1 million, investments in our water systems of $7.7 million and the purchase of equipment of $320,000.

Changes in Financing Activities – Cash provided by financing activities during the nine months ended May 31, 2020, consisted of proceeds from the exercise of stock options of $40,000, offset by a payment to contingent liability holders of $4,200. Cash provided by financing activities during the nine months ended May 31, 2019, consisted of proceeds from the exercise of stock options of $114,900, offset by a payment to contingent liability holders of $6,000.

Index
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

Wholesale Water and Wastewater Service Fees

We generate revenue through our wholesale water and wastewater services predominantly from three sources, which are described in detail below:

(i)
Monthly water usage and wastewater treatment fees – We provide water and wastewater services to customers, for which the customers are charged fees monthly. Water usage fees are assessed to customers based on actual metered usage each month plus a base monthly service fee assessed per SFE unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on our water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard-sized lot. Water usage pricing uses a tiered pricing structure. We recognize wholesale water usage revenues at a point in time upon delivering water to our customers or our governmental customers’ end-use customers, as applicable. Revenues recognized by us from the sale of Export Water and other portions of our “Rangeview Water Supply” (as defined in Note 4 – Water and Land Assets in Part II, Item 8 of the 2019 Annual Report) off the Lowry Range are shown gross of royalties to the Land Board. Revenues recognized by us from the sale of water on the Lowry Range are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District. For water sales on the Lowry Range, the Rangeview District is directly selling the water and deemed the distributor of the water. The Rangeview District sets the price for the water sales on the Lowry Range.

In addition, the Company provides water for hydraulic fracturing to industrial customers in the oil and gas industry that are located in and adjacent to its service areas. O&G operations revenues are recognized at a point in time upon delivering water to a customer, unless other special arrangements are made.

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

Index
We recognize construction fees, including fees to construct “Special Facilities,” over time as the construction is completed.

(iii)
Consulting fees – We recognize consulting fees as revenues typically on a monthly basis. We earn these fees from municipalities and area water providers along the I-70 corridor for which the Company provides contract operations services. Consulting fees are recognized monthly based on a flat monthly fee plus charges for additional work performed, if applicable.

Land Development Activities

The Company generates revenues through the sale of finished lots at its Sky Ranch development primarily from four sources of revenues, which are described in detail below:

(i)
Sale of finished lots – We acquired approximately 930 acres of land zoned as a Master Planned Community known as Sky Ranch along the I-70 corridor east of Denver, Colorado. We have entered into purchase and sale agreements with three separate home builders pursuant to which we agreed to sell, and each builder agreed to purchase, residential lots at Sky Ranch. We began constructing the required infrastructure on the lots in March 2018.

We sell lots at Sky Ranch pursuant to distinct agreements with each home builder. These agreements follow one of two formats. One format is the sale of a finished lot, whereby the purchaser pays for a ready-to-build finished lot and the sales price is paid in a lump-sum amount upon completion of the finished lot that is permit ready. We recognize revenues at the point in time of the closing of the sale of a finished lot in which control transfers to the builder  as the transaction cycle will be complete, and we have no further obligations for the lot.

Our second format is the sale of finished lots pursuant to a lot development agreement with builders, whereby we receive payments in stages that include (i) payment upon the delivery of platted lots (which requires us to deliver deeded title to individual lots), (ii) a second payment upon the completion of certain infrastructure milestones, and (iii) final payment upon the delivery of the finished lot. Ownership and control of the platted lots pass to the builders once we close the sale of the platted lots. Because the builder (i.e., the customer) takes control of the lot at the first closing and subsequent improvements made by us improve the builder’s lot as construction progresses, we account for revenue over time with progress measured based upon costs incurred to date compared to total expected costs. Any revenue in excess of amounts entitled to be billed is reflected on the balance sheet as a contract asset and amounts received in excess of revenue recognized are recorded as deferred revenue. We do not have any material significant payment terms as all payments are expected to be received within 12 months after the delivery of the platted lot. We adopted the practical expedient for financing components and do not need to account for a financing component of these lot sales as the delivery of lot sales is expected to occur within one year.

(ii)
Reimbursable Costs for Public Improvements – The CAB is required to construct certain public improvements, such as water distribution systems, sewer collection systems, storm water systems, drainage improvements, roads, curbs, sidewalks, landscaping and parks, the costs of which may qualify as reimbursable costs. Pursuant to our agreements with the CAB (see Note 6 – Related Party Transactions), we are obligated to finance this infrastructure. These public improvements are constructed pursuant to design standards specified by the Sky Ranch Districts and/or the CAB, and, after inspection and acceptance, are turned over to the applicable governmental entity to operate and maintain. As these public improvements are owned and operated on behalf of a governmental entity, they may qualify for reimbursement.

Pursuant to our the agreements with the CAB, the CAB is not required to make payments to the Company for any advances made by the Company or expenses incurred related to construction of public improvements unless and until the CAB and/or the Sky Ranch Districts issue bonds in an amount sufficient to reimburse the Company for all or a portion of the advances made and expenses incurred. Because the timing of the issuance and approval of any bonds is subject to considerable uncertainty, any potential reimbursable costs for the construction of public improvements, including construction support activities and project management fees, are initially capitalized in Land Development inventories. If the bonds have not been approved and issued prior to the sale of the lots serviced by the public improvements, the costs are expensed through Land development construction costs when the lots are sold consistent with other construction related costs. If bonds ultimately are issued, upon receipt of reimbursements by us, we record the reimbursements received as Other income to the extent that costs have previously been expensed and reduce Land development inventories by any remaining reimbursables received. We submit specific costs for reimbursement to the CAB. If reimbursable costs received exceed actual expenses incurred by the Company for the cost of the public improvements, they are recorded as Other income as received.

All amounts owed under the 2018 FFAA bear interest at a rate of 6% per annum. Due to the uncertainty of collecting the interest (because payment is contingent on the issuance of bonds), interest income is not recognized on the amounts owed by the CAB until the bonds are issued.

Index
(iii)
Project management services – On May 2, 2018, we entered into two Service Agreements for Project Management Services (the “Project Management Agreements”) with the CAB. Pursuant to the Project Management Agreements, we act as the project manager and provide any and all services required to deliver the CAB-eligible improvements, including but not limited to CAB compliance, planning design and approvals, project administration, contractor agreements, and construction management and administration. We must submit to the CAB a monthly invoice, in a form acceptable to the CAB, detailing all project management activities during the period. We are responsible for all expenses we incur in the performance of the Project Management Agreements and are not entitled to any reimbursement or compensation except as set forth in the Project Management Agreements, unless otherwise approved in advance by the CAB in writing. The CAB is subject to annual budget and appropriation procedures and does not intend to create a multiple-fiscal year direct or indirect debt or other financial obligation. We receive a project management fee of five percent (5%) of actual construction costs of CAB-eligible improvements. The project management fee qualifies as a reimbursable cost to the Company. The project management fee is based only on the actual costs of the improvements; thus, items such as fees, permits, review fees, consultant or other soft costs, and land acquisition or any other costs that are not directly related to the cost of construction of CAB-eligible improvements are not included in the calculation of the project management fee. Soft costs and other costs that are not directly related to the construction of CAB-eligible improvements are included in Land development inventories and accounted for in the same manner as construction support activities as described below. Per the Project Management Agreements, no payment is required by the CAB with respect to project management fees unless and until the CAB and/or the Sky Ranch Districts have funds or issue municipal bonds in an amount sufficient to reimburse the Company for all or a portion of advances provided or expenses incurred for reimbursables. Due to this contingency, the project management fees are being accrued to revenue with a corresponding allowance until the point in time when bonds are issued by the Sky Ranch Districts and/or the CAB and the CAB reimburses us for the public improvements. At that point, the portion of the project management fees repaid will be recognized as revenue. To date, we have accrued $1,371,600 in project management services to the CAB.

(iv)
Construction support activities – We perform certain construction activities at Sky Ranch. The activities performed include construction and maintenance of the grading, erosion and sediment control best management practices and other construction-related services. These activities are invoiced upon completion and are included in Land Development inventories and subsequently expensed through Land development construction costs unless or until bonds are issued by the Sky Ranch Districts and/or the CAB and the CAB reimburses the Company for public improvements. Refer to section (ii) Reimbursable Costs for Public Improvements for details on repayment of reimbursable costs.

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

Index
Although the timing of actual new home development throughout the Front Range will impact our estimated tap sale projections, it will not alter our water ownership, our service obligations to existing properties or the number of SFEs we can service.

Our Land Development Assets – We determine the undiscounted cash flows from lot sales, defined under our Builder Contracts, using the costs incurred to date and estimated costs to build the remaining infrastructure for delivery of finished lots over an estimated development period. Our impairment analysis is based on comparing the lot sale price under our Builder Contracts, together with qualified reimbursables, with the cost to deliver the finished lots. Our Sky Ranch land assets under development, shown as Land development inventories on our balance sheet, have a carrying value of $11.6 million as of August 31, 2019. Based on the carrying value of our land inventories and the estimated costs to complete finished lots, compared to revenue generated from lot sales and reimbursables, we estimate that we generate net revenues sufficient to recover the costs of our land development activities. If our costs increase 5% and our lot sale revenues remain the same pursuant to our agreements, we estimate that our recoverable reimbursable costs would increase 2.5% and that we would generate net revenues sufficient to recover the costs of our land development activities.

Arkansas Valley Mineral Rights – Due to low demand and increased foreign supply, oil and gas prices have dropped to record lows in 2020 resulting in a significant decline in oil and gas exploration and production activities. This decline could continue for the foreseeable future. The oil and gas industry has always been volatile and routinely experiences dramatic decreases and increases in activity. However, the oil and gas industry has historically continued to maintain a high level of activity in Colorado. Changes in prices and demand have no impact on the  amount of mineral rights we own, and historically when prices rebound, oil and gas producers have been able to  quickly resume exploration and drilling operations. Therefore, despite the current industry declines, we believe the cash expected to be generated from the eventual use or sale of our Arkansas Valley mineral rights exceeds the carrying value of the assets and our mineral rights are not impaired.

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

Index
Disclosure Regarding Forward-Looking Statements

Statements that are not historical facts contained in or incorporated by reference into this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. The words “anticipate,” “goal,” “seek,” “project,” “strategy,” “future,” “likely,” “may,” “should,” “will,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions and references to future periods, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. We cannot assure you that any of our expectations will be realized. Forward-looking statements include, among others, statements we make regarding:

●	the impact of COVID-19;
●	reimbursements of certain costs, including interest, by the CAB and the estimated amount and timing of receipt of such reimbursable costs;
●	the impact of new accounting pronouncements;
●	the policies and procedures to value certain financial instruments;
●	expected results of operations;
●	anticipated margins from wastewater treatment services;
●	estimated effective income tax rates expected to be applicable to the fiscal year;
●	the timing and impact on our financial statements of new home construction and other development in the areas where we may sell our water;
●	utilization of our water assets;
●	growth in our targeted service area;
●	anticipated AMT refund in future years;
●	projected capital spending and projected gross proceeds and margin on lot sales for the first filing of Sky Ranch;
●	timing of delivery of finished lots at Sky Ranch;
●	expected payments to be received from home builders;
●	expected occupany dates for houses at Sky Ranch;
●	sufficiency of our working capital to fund our operations for the next 12 months;
●	our ability to fund improvements needed to deliver finished lots to home builders at Sky Ranch by phasing construction and delivery of lots and utilizing progress payments from builders;
●	costs associated with the use of the ECCV system;
●	infrastructure to be constructed over the next several years, including the expected costs thereof;
●	timing and availability of water from, and projected costs related to, WISE;
●	estimates associated with revenue recognition, asset impairments, and cash flows from our water and land assets;
●	variance in our estimates of future tap fees and future operating costs;
●	estimated number of SFE units that can be served by our water systems;
●	number of new water connections necessary to recover costs;
●	expected vesting and forfeitures of stock options;
●	objectives of our investment activities;
●	timing of the recognition of income related to the Bison Lease and the OGOA;
●	the effectiveness of our disclosure controls and our internal control over financial reporting; and
●	our plans to remediate material weaknesses in our internal control over financial reporting.

Index
Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, without limitation:

●	outbreaks of disease, including the COVID-19 pandemic, and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations;
●	political and economic instability, whether resulting from natural disasters, wars, terrorism, pandemics or other sources;
●	the ability to continue new home construction in the event the home builders’ employees or our land development employees are quarantined due to the impact of the COVID-19;
●	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability;
●	population growth;
●	changes in employment levels, job and personal income growth and household debt-to-income levels;
●	changes in consumer confidence generally and confidence of potential homebuyers in particular;
●	the ability of existing homeowners to sell their existing homes at prices that are acceptable to them;
●	changes in the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;
●	timing of oil and gas development in the areas where we sell our water;
●	general economic conditions;
●	the ability of the CAB to issue bonds n the capital markets;
●	the market price of water;
●	the market price of oil and gas;
●	changes in customer consumption patterns, including as a result of stay-at-home orders;
●	changes in applicable statutory and regulatory requirements;
●	changes in governmental policies and procedures, including with respect to land use and environmental and tax matters;
●	changes in interest rates;
●	private and federal mortgage financing programs and lending practices;
●	uncertainties in the estimation of water available under decrees;
●	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
●	uncertainties in the estimation of the service life of our systems;
●	uncertainties in the estimation of costs of construction projects;
●	the strength and financial resources of our competitors;
●	our ability to find and retain skilled personnel;
●	climatic and weather conditions, including floods, droughts, freezing conditions and tornadoes;
●	labor relations;
●	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
●	availability and cost of labor, material and equipment;
●	delays in anticipated permit and construction dates;
●	engineering and geological problems;
●	environmental risks and regulations;
●	our ability to raise capital;
●	our ability to negotiate contracts with new customers;
●	uncertainties in water court rulings;
●	unauthorized access to confidential information and data on our information technology systems and security and data breaches; and
●	factors described under “Risk Factors” in our 2019 Annual Report on Form 10-K and under Item 1A of our Quarterly Report on Form 10-Q for the quarter ended February 29, 2020.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of May 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and the Chief Financial Officer each concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management is dedicated to remediating the control deficiencies that gave rise to the material weaknesses in our internal control over financial reporting. The following steps are among the measures that have been implemented or that we intend to implement in the second, third and fourth quarters of fiscal 2020 to address our material weaknesses as of August 31, 2019:

•	We have initiated compensating controls, including designating an additional person to confirm expense accruals;
•	We are enhancing and revising the design of existing controls and procedures to improve our identification of expense accruals of costs;
•	We have initiated compensating controls, including designating an external tax consulting firm to review and confirm our quarterly income tax provisions are correct and complete; and
•	As described below, we have hired a Chief Financial Officer separate from the President, who is expected to provide additional expertise and oversight of our internal control over financial reporting.

We have begun the remediation of these material weaknesses and anticipate they will be completed prior to the end of our fiscal 2020. We cannot assure that the measures we take will remediate the identified material weaknesses or that any additional material weaknesses will not arise in the future.

On April 1, 2020, Kevin B. McNeill, joined the Company as Vice President, and the board of directors of the Company voted to elect Mr. McNeill as Chief Financial Officer, principal accounting officer and principal financial officer of the Company effective as of April 10, 2020. Mark W. Harding continues to serve as the Company’s President and Chief Executive Officer, but relinquished his position as Chief Financial Officer, principal accounting officer and principal financial officer effective as of April 10, 2020.

Except as noted above, no changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company. Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on December 14, 2007.

3.2	Bylaws of the Company. Incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed on December 14, 2007.

10.1	Sixteenth Amendment to Contract for Purchase and Sale of Real Estate, dated April 30, 2020, by and between PCY Holdings, LLC and KB Home Colorado Inc.*

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith.

**	Furnished herewith.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Kevin B. McNeill
Kevin B. McNeill
Vice President and Chief Financial Officer
July 7, 2020