Form 10-K
period 2020-08-31
PURE CYCLE CORP
filed 2020-11-10
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $191,563,737

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: October 29, 2020 - 23,868,216

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held in January 2021, which will be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended August 31, 2020.

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts contained in this Annual Report on Form 10-K, or incorporated by reference into this Annual Report on Form 10-K, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “seek,” “project,” “future,” “likely,” “believe,” “may,” “should,” “could,” “will,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements relating to, among other things:

●	future water supply needs in Colorado and how such needs will be met;
●	anticipated increases in residential and commercial demand for water services and competition for these services;
●	estimated population increases in the Denver metropolitan area and the South Platte River basin;
●	plans for, and the efficiency of, development of our Sky Ranch property;
●	our competitive advantage;
●	the impact of individual housing and economic cycles on the number of connections we can serve with our water;
●	the number of new water connections needed to recover the costs of our water supplies;
●	the number of units planned for development at Sky Ranch;
●	the timing of the completion of construction of finished lots at Sky Ranch;
●	the number of lots expected to be delivered in a fiscal period;
●	anticipated start of construction of the second filing at Sky Ranch;
●	anticipated financial results from development of our Sky Ranch property;
●	timing of and interpretation of royalties to the State Board of Land Commissioners;
●	participation in regional water projects, including “WISE” and the timing and availability of water from, and projected costs related to, WISE;
●	increases in future water tap fees;
●	our ability to collect fees and charges from customers and other users;
●	the estimated amount of reimbursable costs for Sky Ranch and the collectability of reimbursables;
●
anticipated timing and amount of, and sources of funding for, (i) capital expenditures to construct infrastructure and increase production capacities, (ii) compliance with water, environmental and other regulations, and (iii) operations, including delivery and treatment of water and wastewater;

●	capital required and costs to develop Sky Ranch;
●	anticipated development of other filings concurrently with the second filing of Sky Ranch;
●	plans to provide water for drilling and hydraulic fracturing of oil and gas wells;
●	changes in oil and gas drilling activity on our property, on the Lowry Range, or in the surrounding areas;
●	estimated costs of earthwork, erosion control, streets, drainage and landscaping at Sky Ranch;
●	the anticipated revenues from customers in the Rangeview and Sky Ranch Districts;
●	plans with respect to mineral interests;
●	plans for the use and development of our water assets and potential delays;
●	factors affecting demand for water;
●	our ability to meet customer demands in a sustainable and environmentally friendly way;
●	our ability to reduce the amount of up-front construction costs for water and wastewater systems;
●	costs and plans for treatment of water and wastewater;
●	anticipated number of deep-water wells required to continue expanding and developing our Rangeview Water Supply;
●	capital expenditures for investing in expenses and assets of the Rangeview District;
●
regional cooperation among area water providers in the development of new water supplies and water storage, transmission and distribution systems as the most cost-effective way to expand and enhance service capacities;

●	plans to drill water walls into aquifers located beneath the Lowry Range and the timing and estimated costs of such a build out;
●	sufficiency of tap fees to fund infrastructure costs of the Rangeview District;
●	our ability to assist Colorado “Front Range” water providers in meeting current and future water needs;
●	plans to use raw water, effluent water or reclaimed water for agricultural and irrigation uses;
●	factors that may impact labor and material costs;
●	use of third parties to construct water and wastewater facilities and Sky Ranch lot improvements;
●	plans to utilize fixed-price contracts;
●	estimated supply capacity of our water assets;
●	our belief that we have exceeded, and will continue to exceed, market expectations with the delivery of our lots at Sky Ranch;
●	our ability to comply with permit requirements and environmental regulations and the cost of such compliance;
●	the impact of water quality, solid waste disposal and environmental regulations on our financial condition and results of operations;
●	negotiation of payment terms for fees;
●	the impact of COVID-19;
●	the impact of any downturn in the homebuilding and credit markets on our business and financial condition;
●	future fluctuations in the price and trading volume of our common stock;

●	loss of key employees and hiring additional personnel for our operations;
●	the recoverability of water and wastewater service costs from rates;
●	our belief that we are not a public utility under Colorado law;
●	the adequacy of the provisions in the “Lease” for the Lowry Range to cover present and future circumstances;
●	our ability to successfully maintain our “conditional decrees” and continue to develop our Lowry Range surface rights;
●	environmental clean-up at the Lowry Range by the U.S. Army Corps of Engineers;
●	plans to retain earnings and not pay dividends;
●	forfeitures of option grants, vesting of non-vested options and the fair value of option awards;
●	the sufficiency of our working capital and financing sources to fund our operations;
●	estimated costs of public improvements to be funded by Pure Cycle and constructed on behalf of the Sky Ranch Community Authority Board;
●	changes in unrecognized tax positions;
●	service life of constructed facilities.
●	accounting estimates and the impact of new accounting pronouncements;
●	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting;
●	our belief that we have remediated previously disclosed material weaknesses; and
●	timing of the filing of our proxy statement.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. There are no assurances that any of our expectations will be realized and actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those contemplated by such forward-looking statements include, without limitation:

●	outbreaks of disease, including the COVID-19 pandemic, and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations;
●	political and economic instability, whether resulting from natural disasters, wars, terrorism, pandemics or other sources;
●	the ability to continue new home construction in the event the home builders’ employees or our land development employees are quarantined due to the impact of the COVID-19;
●	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability;
●	population growth;
●	changes in employment levels, job and personal income growth and household debt-to-income levels;
●	changes in consumer confidence generally and confidence of potential home buyers in particular;
●	the ability of existing homeowners to sell their existing homes at prices that are acceptable to them;
●	changes in the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;
●	timing of oil and gas development in the areas where we sell our water;
●	general economic conditions, including the continued impact of COVID-19;
●	the market price of water, oil and gas;
●	changes in customer consumption patterns, including as a result of stay-at-home orders;
●	changes in applicable statutory and regulatory requirements;
●	changes in governmental policies and procedures, including with respect to land use and environmental and tax matters;
●	changes in interest rates;
●	changes in private and federal mortgage financing programs and lending practices;
●	uncertainties in the estimation of water available under decrees;
●	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
●	uncertainties in the estimation of the service life of our systems;
●	uncertainties in the estimation of costs of construction projects;
●	the strength and financial resources of our competitors;
●	our ability to find and retain skilled personnel;
●	climatic and weather conditions, including floods, droughts and freezing conditions;
●	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
●	availability and cost of labor, material and equipment;
●	engineering and geological problems;
●	environmental risks and regulations;
●	our ability to raise capital;
●	our ability to negotiate contracts with customers;
●	uncertainties in water court rulings;
●	security and data breaches, including unauthorized access to confidential information on our information technology systems; and
●	the factors described under “Risk Factors” in this Annual Report on Form 10-K.

We undertake no obligation, and disclaim any obligation, to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise. All forward-looking statements are expressly qualified by this cautionary statement.

PART I

Item 1 – Business

Pure Cycle Corporation was incorporated in Delaware in 1976 and reincorporated in Colorado in 2008. Unless otherwise specified or the context otherwise requires, any reference to the “Company,” “we,” “us” or “our” is to Pure Cycle Corporation and its subsidiaries on a consolidated basis.

Background

We are a diversified land and water resource development company. At our core we are an innovative and vertically integrated water and wastewater service provider that owns and develops a valuable portfolio of water rights in a water short region. In conjunction with developing water rights which culminates in providing water and wastewater services to customers, we also develop master planned communities creating value and opportunity for water customers, investors, homeowners, and businesses along the busy I-70 corridor of the Denver metropolitan area. We believe our water resources, land, and infrastructure, located in southeastern Denver, are positioned in one of the most attractive development areas of the Denver metropolitan region and will provide favorable investment returns. The eastern I-70 corridor is experiencing substantial growth which we believe will continue over several decades.

We are developing the Sky Ranch Master Planned Community located along the eastern I-70 corridor (see map below). Sky Ranch is planned to include up to 3,200 single family and multifamily homes, parks, open spaces, trails, recreational centers, schools, and over two million square feet of retail, commercial and light industrial space, all of which will be serviced by our water and wastewater resource development segment.

Our land development activities provide a strategic complement to our water and wastewater resource development business because a significant component of any master planned community is providing high quality domestic water, irrigation water, and wastewater services to the community. Having control over the water resources in conjunction with developing the land enables us to efficiently build and maintain infrastructure for potable water and irrigation water distribution, wastewater and storm water collection, roads, parks, open spaces, and other investments. It also enables us to essentially align construction and delivery of these investments with phased take-down commitments from our home builder customers, minimizing significant excess capacity or downtime in these significant investments. By being the landowner, land developer, and water/wastewater provider, we believe we can offer a more efficient development process, with more competitive lot pricing, which results in a more affordable and marketable product.

Our water and land assets are designed, constructed, operated, and maintained by us. Our water and land activities are each a distinct line of business which are operated as separate, but cohesive segments within the Company. We refer to these segments as our water and wastewater segment and our land development segment, both of which are described in more detail below.

Water and Wastewater Resource Development Segment

We operate our water and wastewater resource development segment on a vertically integrated basis. Specifically, we own or control the water and infrastructure required to (i) withdraw, treat, store and deliver water (i.e., water rights, wells, diversion structures, pipelines, reservoirs and treatment facilities required to extract and use the water); (ii) collect, treat, store and reuse wastewater (i.e., we design, build, and operate water treatment and wastewater reclamation facilities); and (iii) treat and deliver reclaimed water for irrigation use (i.e., we use and reuse our valuable water supplies through non-potable irrigation systems to irrigate parks and open spaces).

Our water supplies, which can be used in our exclusive service area and other areas along the eastern I-70 corridor, enable us to add significant value to our land development segment by bringing water to land that does not have water for development and enhance the value of that land, as well as our water resources, to a greater extent than either a traditional water utility or land developer can. Having a valuable portfolio of water in a water short region provides us with a competitive advantage over other land developers who may be required to buy expensive water, pay significant fees to another water provider, in lieu of buying water, and/or wait for a city to annex property and extend costly water and wastewater infrastructure to the property before development can begin. Having our own water supply gives us more control over the land development process and the ability to capitalize on the value of our water rights, as well as enhances the value of the land to which we provide our water. In addition, we have significant in-house expertise in engineering, operations, and land development which allows us to take a hands-on approach to the water and land development process.

We mainly provide wholesale water and wastewater services to local governmental entities that in turn provide residential and commercial water and wastewater services to customers in their communities. Our largest customer is the Rangeview Metropolitan District (“Rangeview District”). We have the exclusive right to provide water and wastewater services to the Rangeview District’s customers in its exclusive 24,000-acre service area in southeast Denver metropolitan area pursuant to various agreements that are described in greater detail below. As of August 31, 2020, through the Rangeview District, we provide service to 649 single family equivalent (“SFE”) water connections and 384 SFE wastewater connections. These connections are located mainly in the southeastern metropolitan Denver area on the Lowry Range, at our Sky Ranch development and other nearby areas where we have acquired service rights. With the water rights we own and control, we believe we can serve over 60,000 SFEs. An SFE is a customer, whether residential, commercial, or industrial, that imparts a demand on our water or wastewater systems like the demand of a family of four persons living in a single-family house on a standard sized lot. One SFE is assumed to have a water demand of approximately 0.4 acre-feet per year and to contribute wastewater flows of approximately 300 gallons per day. An acre foot of water is approximately 326,000 gallons of water, or enough water to cover an acre of ground with one foot of water. For some instances herein, as context dictates, the term “acre-feet” is used to designate an annual decreed amount of water available during a typical year.

In addition to our domestic customers, we provide raw water for oil and gas operations. Multiple operators lease more than 135,000 acres in and adjacent to our service area with more than 100 wells and miles of oil and gas collection lines. Sales of water to industrial customers in the oil and gas industry are unpredictable and fluctuate dramatically. After several years of significant activity throughout our service area, beginning around March 2020, demand for water from the oil and gas industry dropped precipitously due to low oil and gas prices caused by increased world-wide production and decreased demand due to stay-at-home orders resulting from the coronavirus (“COVID-19”) pandemic.

Land Development Segment

In 2010, at a time when real estate prices were severely depressed due to the credit crisis the United States endured from 2007 until 2012, we purchased approximately 930 acres of land known as Sky Ranch. We acquired Sky Ranch with the intention of selling lots to national home builders in order to add value to our core water and wastewater operations by adding the ultimate purchasers of the homes as our water customers. In June 2017, we entered into agreements with three national home builders to sell the initial 506 residential lots at Sky Ranch. As of August 31, 2020, we have delivered 483 finished lots. The remaining finished lots were delivered on November 3, 2020. As of October 31, 2020, these home builders have built and sold over 315 homes at Sky Ranch. Based on current sales levels, we believe homes in this initial filing will be sold out by the end of calendar 2021, which is nearly two-years ahead of forecast. In December 2020, we plan to begin construction on the second filing at Sky Ranch. We anticipate that this filing will be platted for nearly 900 lots for residential units.

Subsequent to August 31, 2020, we entered into agreements with four national home builders to sell 789 finished lots for building attached and detached single-family residential homes in the second filing of Sky Ranch. We expect construction of the second filing at Sky Ranch will begin in December 2020. The second filing is planned to be developed in four sub-phases. We believe it will take three years to complete all construction and sell the finished lots, depending on market conditions.

Our Water Assets

We use our valuable and growing inventory of water and land assets to conduct our water and land development operations. Our water assets are summarized in the table below and further discussed in this section:

Summary Water Assets Table

Water Source	Groundwater (acre-feet)	Surface Water (acre-feet)	Other Water Rights (acre-feet)	Total acre-feet
Rangeview Water Supply
Export (1)	11,650	1,650	—	13,300
Non-Export (2)	12,035	1,650	—	13,685
Fairgrounds	321	—	—	321
Sky Ranch	828	—	—	828
Lost creek supply	—	300	220	520
WISE (3)	—	900	—	900
Total	24,834	4,500	220	29,554

(1)	Pending completion by the “Land Board” (defined below) of documentation related to the exercise of our right to substitute 1,650 acre-feet of our groundwater for a comparable amount of surface water.
(2)	We have the exclusive right to use this water to provide water services to customers on the Lowry Range, which is described further below.
(3)	Amount of WISE water available for our use various by year and is described in greater detail below.

We capitalize costs associated with obtaining, defending, enhancing, and developing our water rights. We capitalize costs incurred to construct infrastructure required to deliver water and wastewater services to our customers, and we capitalize costs to develop our land assets that are not sold to home builders.

Rangeview Water Supply

The Rangeview Water Supply consists of 26,985 acre-feet of tributary surface water, non-tributary groundwater, and not non-tributary groundwater. Additionally, the Rangeview Water Supply has 26,000 acre-feet of adjudicated reservoir sites. Terminology typically used in the water industry that may help readers understand water rights are detailed below.

•
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

The Rangeview Water Supply is principally located in the southeast Denver metropolitan area at the “Lowry Range,” which is land owned by the State Board of Land Commissioners (“Land Board”) and is described below.

We acquired our Rangeview Water Supply through the following agreements:

•
The 1996 Amended and Restated Lease Agreement between the Land Board and the Rangeview District, which was superseded by the 2014 Amended and Restated Lease Agreement, dated July 10, 2014 (the “Lease”), among us, the Land Board, and the Rangeview District;

•
The 1996 Service Agreement between us and the Rangeview District, which was superseded by the Amended and Restated Service Agreement, dated July 11, 2014, between us and the Rangeview District (the “Lowry Service Agreement”), which provides for the provision of water service to the Rangeview District’s customers located on the Lowry Range;

•
The Agreement for Sale of non-tributary and not non-tributary groundwater between us and the Rangeview District (the “Export Agreement”), pursuant to which we purchased a portion of the Rangeview Water Supply that we refer to as our “Export Water” because the Export Agreement allows us to export this water from the Lowry Range to supply water to nearby communities; and

•
The 1997 Wastewater Service Agreement between us and Rangeview District (the “Lowry Wastewater Agreement”), which allows us to provide wastewater service to the Rangeview District’s customers on the Lowry Range.

The Lease, the Lowry Service Agreement, the Export Agreement, and the Lowry Wastewater Agreement are collectively referred to as the “Rangeview Water Agreements.”

Additionally, in August 2019, we purchased approximately 300 acre-feet of fully consumptive surface water in the Lost Creek Designated Ground Water Basin (“Lost Creek Water”). The Lost Creek Water is currently adjudicated for agricultural use, and we have filed an application with the Colorado water court to change the use of the water to augment our municipal/industrial water supplies at the Lowry Range. We have consolidated our Lost Creek Water with our Rangeview Water Supply to provide service to the Rangeview District’s customers both on and off the Lowry Range.

Pursuant to service agreements with Rangeview (including the Lowry Service Agreement, the Lowry Wastewater Agreement and the Non-Lowry Service Agreement described below), we design, construct, operate and maintain the Rangeview District’s water and wastewater systems that are used to provide water and wastewater services to the Rangeview District’s customers located within the Rangeview District’s exclusive service area, and other approved areas. Subject to the terms and conditions of our agreements with the Rangeview District, we are the exclusive water and wastewater provider to the Rangeview District’s customers. For the Rangeview District’s customers located on the Lowry Range, we operate both the water and the wastewater systems during our contract period on behalf of the Rangeview District, which owns the facilities for both systems. At the expiration of our contract term in 2081, ownership of the water system facilities located on the Lowry Range used to deliver water to customers on the Lowry Range will revert to the Land Board, with the Rangeview District retaining ownership of any wastewater facilities located on the Lowry Range. The water system and related facilities used to deliver water to customers off the Lowry Range (including Export Water) will remain with us and the Rangeview District. We provide wholesale water service and wastewater service to customers located both on and outside of the Lowry Range, including customers of the Rangeview District and other governmental entities, and industrial and commercial customers.

The Rangeview Water Agreements grant us the right to use approximately 26,000 acre-feet of surface reservoir capacity to provide water service to customers both on and off the Lowry Range.

The Lowry Range Property

The Lowry Range consists of nearly 26,000 acres, or 40 square miles, of primarily undeveloped land in unincorporated Arapahoe County. It is located 20 miles southeast of downtown Denver and is one of the largest contiguous parcels under single ownership next to a major metropolitan area in the United States. Pursuant to our agreements with the Land Board, we, together with the Rangeview District, have the exclusive rights to provide water and wastewater services to 24,000 acres of the Lowry Range.

The Rangeview District

The Rangeview District is a quasi-municipal corporation and political subdivision of the State of Colorado formed in 1986 for the purpose of providing water and wastewater services to the Lowry Range and other approved areas. The Rangeview District is governed by an elected board of directors. Eligible voters and persons eligible to serve as directors of the Rangeview District must own an interest in property within the boundaries of the Rangeview District. We own certain rights and real property interests which encompass the current boundaries of the Rangeview District. The current directors of the Rangeview District are Mark W. Harding (our President, Chief Executive Officer, and a director), Kevin B. McNeill (our Vice President and Chief Financial Officer), Scott E. Lehman (an employee of ours), Dirk Lashnits (an employee of ours), and one independent board member. Pursuant to Colorado law, directors may receive $100 for each board meeting they attend, up to a maximum of $1,600 per year. Messrs. Harding, McNeill, Lehman, and Lashnits have all elected to forego these payments.

Land Board Royalties and Fees

Water Deliveries – Pursuant to the Rangeview Water Agreements, the Land Board is entitled to royalty payments based on a percentage of revenues earned from water sales that use the Rangeview Water Supply. The calculation of royalties depends on the location of the customer and whether the customer is a public or private entity. The Land Board does not receive a royalty from wastewater services. When we develop, operate and deliver water from our Rangeview Water Supply, the Land Board receives royalties on the gross revenues at a rate of 12% from water delivered to all customers located on the Lowry Range and to all private customers located off the Lowry Range and 10% from public entity customers located off the Lowry Range. In the event that (i) metered production of water used on the Lowry Range in any calendar year exceeds 13,000 acre-feet or (ii) 10,000 acres of land on the Lowry Range have been rezoned to non-agricultural use, finally platted and water tap agreements have been entered into with respect to all improvements to be constructed on such acreage, the Land Board may elect, at its option, to receive (in lieu of its royalty of 12% from customers on the Lowry Range), 50% of the collective net profits (ours and the Rangeview District’s) derived from the sale or other disposition of water on the Lowry Range. To date, neither of these conditions has been met, and such conditions are not likely to be met any time soon. In addition to royalties on the sale of metered water deliveries, the Land Board will receive a royalty of two percent (2%) of the gross amount received from the sale of water taps to be served by the Rangeview Water Supply, except for the sale of any taps to Sky Ranch. Escalated royalties will be owed if we sell our Export Water outright rather than delivering water service. We do not currently anticipate selling our Export Water.

Annual Production Fee – We are also required to pre-pay the Land Board a minimum annual water royalty of $46,000 per year, which is credited against earned royalties.

Annual Rent – We pay the Land Board annual rent under the Lease of $7,600, which amount is increased every five years based on the Consumer Price Index for Urban Consumers.

South Metropolitan Water Supply Authority (“SMWSA”) and Water Infrastructure Supply Efficiency Partnership (“WISE”)

SMWSA is a municipal water authority in Colorado organized to pursue the acquisition and development of water supplies on behalf of its members, which include the Rangeview District. SMWSA members include 14 Denver area water providers in Arapahoe and Douglas Counties. Pursuant to certain agreements between us and the Rangeview District, we agreed to provide funding to enable the Rangeview District to acquire rights to water projects undertaken by SMWSA, including rights to water supplied pursuant to the cooperative water project known as WISE. WISE provides for the purchase and construction of infrastructure (such as pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the South Metro WISE Authority (“SMWA”), consisting of the Rangeview District and nine other SMWSA members, from the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”) and the City of Aurora acting by and through its utility enterprise (“Aurora Water”). In exchange for funding the Rangeview District’s WISE obligations, we have the exclusive right to use and reuse the Rangeview District’s share of WISE water (approximately 9%) and infrastructure to provide water service to the Rangeview District’s customers and to receive the revenue from providing those services. Our current WISE subscription entitles us to approximately three million gallons per day of transmission pipeline capacity and increasing acre-feet of water per year as noted below.

Water Year (June 1 – May 31)	Acre-feet Subscription
2021	400
2022	500
2023	600
2024	700
2025	800
Thereafter	900

The cost of the water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2020, WISE water was $5.77 per thousand gallons and such rate will remain in effect through calendar 2021. In addition, we pay certain system operational and construction costs. If a WISE member, including the Rangeview District, does not need its WISE water each year or a member needs additional water, the members can trade and/or buy and sell water amongst themselves. During the fiscal year ended August 31, 2020, the Company, through the Rangeview District, purchased an additional 400 acre-feet of WISE water for $582,200, which amount is in addition to the subscription described above.

During the years ended August 31, 2020 and 2019, we provided $2.8 million and $1.5 million of financing to the Rangeview District to fund the Rangeview District’s obligation to purchase WISE water rights and pay for operational and construction charges. Ongoing funding requirements are dependent on the WISE water subscription amount and the Rangeview District’s allowable share of the operational and overhead costs of SMWA and construction activities related to delivery of WISE water.

East Cherry Creek Valley System

Pursuant to a 1982 agreement, the Rangeview District may purchase water from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than ten miles of buried water pipeline located on the Lowry Range. In May 2012, we entered into an agreement to operate and maintain the ECCV facilities allowing us to utilize the system to provide water to commercial and industrial customers, including hydraulic fracturing for oil and gas wells. The agreement allows us to use the ECCV system through April 30, 2032, in exchange for a flat monthly fee and a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers.

Sources of Water and Wastewater Service Revenues

Our water and wastewater segment generates revenue from the following sources, described in greater detail below:

•	Monthly water usage and wastewater treatment fees
•	One-time water and wastewater tap (connection) fees
•	Construction and special facility funding fees
•	Consulting fees; and
•	Industrial – oil and gas operations fees.

Monthly Water Usage and Wastewater Treatment Fees

Monthly water usage fees are assessed to customers based on actual metered deliveries each month. Water usage fees are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. The water usage fees for customers on the Lowry Range are noted in the table below:

Current Lowry Range Tiered Water Usage Pricing Structure

Base charge per SFE per month	$32.74
Price ($ per thousand gallons used per month) 0 gallons to 15,000 gallons	$4.63
15,001 gallons to 30,000 gallons	$8.10
30,001 gallons and above	$9.95

The figures in the table above reflect the amounts charged to the Rangeview District’s end-use customers on the Lowry Range. Pursuant to the Lease, the amounts charged by the Rangeview District to its end-use customers on the Lowry Range cannot exceed the average of similar rates and charges of three surrounding municipal water and wastewater service providers. In exchange for providing water service to the Rangeview District’s Lowry Range customers, we receive 98% of the usage charges received by the Rangeview District relating to water services after deducting the required royalty to the Land Board (described above at Rangeview Water Supply – Land Board Royalties and Fees).

The amounts charged by the Rangeview District to its end-use customers off the Lowry Range are determined pursuant to the Rangeview District’s service agreements with such customers and such rates may vary. In exchange for providing water service to the Rangeview District’s customers off the Lowry Range, we receive 98% of the usage charges received by the Rangeview District relating to water services after deducting any required royalty to the Land Board. The royalty to the Land Board is required for water service provided utilizing our Rangeview Water Supply, which includes most of our current customers off the Lowry Range except those at the Elbert & Highway 86 Commercial District (also known as “Wild Pointe” described below).

We sell bulk water at a rate of $14.76 per thousand gallons to commercial and industrial customers through the use of hydrant meters.

We also collect other immaterial fees and charges from customers and other users to cover miscellaneous administrative and service expenses, such as application fees, review fees, reinspection fees, and permit fees.

In exchange for providing wastewater services, we receive 90% of the Rangeview District’s monthly wastewater treatment fees, as well as the right to use or sell the reclaimed water.

Water and Wastewater Tap Fees

We generate significant revenues from fees charged to customers to connect to our water and wastewater systems. These fees are known as tap fees. The tap fee is a non-refundable fee that is payable typically at the time a building permit is granted for construction of a home or business and authorizes the property to connect to the water or wastewater system. Once granted, the right stays with the property. We have no obligation to physically connect the property to the lines. Once connected to the water and/or wastewater systems, the customer has live service to receive metered water deliveries from our system and send wastewater into our system. Thus, the customer has full control of the connection right as it can obtain all the benefits from this right. Our systems are “wholesale facilities,” namely those assets used to deliver water and wastewater to a service area or major regions or portions thereof. Wells, treatment plants, pump stations, tanks, reservoirs, transmission pipelines, and major sewage lift stations are typical examples of wholesale facilities.

The Rangeview District’s 2020 water tap fees are $27,209 per SFE, and its wastewater tap fees are $4,752.

In exchange for providing water service to the Rangeview District’s customers using the Rangeview Water Supply (other than taps to Sky Ranch, which are exempt), we receive 98% of the Rangeview District’s tap fees and the Land Board receives the remaining two percent as a royalty. In exchange for providing wastewater services, whether to customers on or off the Lowry Range, we receive 100% of the Rangeview District’s wastewater tap fees.

Construction and Special Facility Funding Fees

Construction and Special Facility Funding fees are fees we receive, typically in advance, from developers for us to build infrastructure that is normally the responsibility of the developer because the facilities service only the developer’s property. Those type of facilities may include retail facilities, which distribute water to and collect wastewater from an individual subdivision or a community, and special facilities, which are required to extend services to an individual development and are not otherwise classified as a typical wholesale facility or retail facilities. Temporary infrastructure required prior to construction of permanent water and wastewater systems or transmission pipelines to transfer water from one location to another are examples of special facilities. Once we certify that the special facilities have been constructed in accordance with our design criteria, the developer dedicates the special facilities to the Rangeview District, and we operate and maintain the facilities on behalf of Rangeview.

Consulting Fees

Consulting fees are fees we receive, typically monthly, from municipalities and area water providers for whom we provide contract operation services.

Industrial – Oil and Gas Operations Fees

We provide water for oil and gas operators that are performing hydraulic fracturing, mainly in the Niobrara Formation around our service area and our Sky Ranch property. These fees are paid based on the metered gallons of water delivered. Oil and gas drilling in our area is affected by the price of oil and state, local and federal government regulations. The number of wells drilled vary from year to year. Each well utilizes between 10 and 20 million gallons of water during the hydraulic fracturing process, which equates to selling water to between approximately 100 and 200 homes for an entire year. With a large percentage of the acreage surrounding the Lowry Range in Arapahoe, Adams, Elbert, and portions of Douglas Counties already leased by oil companies, we anticipate continuing to provide water for drilling and hydraulic fracturing in the future.

Service to Customers Not on the Lowry Range

In addition to customers on the Lowry Range, we have an exclusive agreement with the Rangeview District to provide water and wastewater service, including the design, construction, operation and maintenance of water and wastewater systems to serve the Rangeview District’s customers located outside the Lowry Range service area (for example Wild Pointe and Sky Ranch) (the “Non-Lowry Service Agreement”). In exchange for providing water and wastewater services to the Rangeview District’s customers that are not on the Lowry Range, we receive 100% of water and wastewater tap fees, 98% of the water usage fees, and 90% of the monthly wastewater service and usage fees received by the Rangeview District from these customers, after deduction of royalties due to the Land Board, if applicable (i.e., if we use a portion of the Rangeview Water Supply, such as the Export Water, to provide service to such customers). We are currently not using the Rangeview Water Supply at Sky Ranch, but we may do so in the future, in which case water usage fees to be collected for such service would become subject to the Land Board royalty.

Sky Ranch Water and Wastewater Service – As described in more detail below, we are developing approximately 930 acres of land as a Master Planned Community known as Sky Ranch. Pursuant to the Non-Lowry Service Agreement, we are the exclusive provider of water and wastewater services to future residents of the Sky Ranch development.

Wild Pointe – Elbert & Highway 86 Commercial Metropolitan District – In 2017, we entered into an agreement with the Rangeview District, which had entered into an agreement with Elbert & Highway 86 Commercial Metropolitan District (the “Elbert 86 District”) to operate and maintain a water system for residential and commercial customers at the Wild Pointe development in Elbert County. The water system includes two deep water wells, a pump station, treatment facility, storage facility, over eight miles of transmission lines, and over 450 acre-feet of water rights serving Wild Pointe. We provided $1.6 million in funding to acquire the exclusive rights to operate and maintain all the water facilities in exchange for payment of the remaining residential and commercial tap fees and annual water use fees. Service to Wild Pointe is governed by the Non-Lowry Service Agreement.

Our Land Development Assets – Sky Ranch

In 2010, we purchased approximately 930 acres of undeveloped land in unincorporated Arapahoe County, which we are actively developing as the master planned community known as Sky Ranch. With the property acquisition, we also acquired nearly 830 acre-feet of water beneath Sky Ranch, and approximately 640 acres of oil and gas mineral rights.  Sky Ranch is located 16 miles east of downtown Denver, four miles north of the Lowry Range, and four miles south of Denver International Airport.

Sky Ranch is zoned for residential, commercial, and retail uses, including up to 3,200 homes and more than two million square feet of commercial, retail, and light industrial development. The development of Sky Ranch will occur in multiple filings and phases which will take several years to complete. Our first filing of more than 150 acres is platted for a total of 506 detached single-family residential lots (see illustration below for the layout of filing 1). As of August 31, 2020, we had delivered 483 finished lots in our first filing and the remaining finished lots sold on November 3, 2020. Our second filing, which is planned to have four sub-phases, is approximately 250 acres and is expected to be platted for nearly 900 lots (see illustration below for the proposed layout of filing 2). We plan to begin development activities for filing 2 by the end of calendar 2020.  Subsequent to August 31, 2020, we entered into contracts with four home builders to sell 789 finished lots, on which the home builders will construct both attached and detached single-family residential units. We are retaining the remaining 100+ lots for future uses. The total sales price for the 789 lots contracted for is $63.4 million, subject to price escalations depending on development timing. The remaining lots held for future use, assuming comparable lot prices to the contracted prices and excluding escalators, coupled with the contracted-for lots would result in total sales for the second filing of $72.6 million. Our preliminary total cost estimates for developing the nearly 900 lots is $65.6 million. We estimate that more than $48.0 million of this amount will be spent on public improvements that will be eligible for reimbursement by the Sky Ranch CAB. See below for a description of the conditions that may limit our ability to receive reimbursables and a definition of the Sky Ranch CAB.

Filing 1 Illustrative Layout

Filing 2 Illustrative Layout

Future Commercial Area
Future Fire Station
Future Office / Light Industry
E 10TH DRIVE
Recreation Center Site
Sky Ranch Community Park
School Site
40 Acres
Pocket Park
E 8TH PLACE
Neighborhood A
Pocket Park
Pocket Park
Pocket Park
6TH AVENUE
Future Neighborhood Commercial Area
Neighborhood D
Pocket Park
Pocket Park
Future Mixed-Use Area
Future Mixed-Use/ Residential Area
N

As the land developer, we are providing finished lots (i.e. lots ready for building permits to construct homes) to each of the home builders. We build, or contract to build, the roads, curbs, wet and dry utilities, storm drains, parks, open spaces, and other related improvements as part of a fully master planned community. Each builder is required to purchase water and sewer taps for each lot from the Rangeview District at the time of permitting, the cost of which depends on the size of the lot, the size of the house, and the amount of irrigated turf. Pursuant to the Non-Lowry Service Agreement, we receive all the water and wastewater tap fees from tap sales at Sky Ranch and 98% of the ongoing monthly water and wastewater service revenues.

Public improvements, such as roads, parks, and water and sanitary sewer mains, storm sewer, and drainage improvements, that are shared by all homeowners in the development and not specific to any private finished lot are ultimately owned by the governmental metropolitan district or other municipality that is responsible for the maintenance of the improvements. Upon completion and acceptance of certain public improvements by the “Sky Ranch Districts” or the “Sky Ranch CAB” (both of which are defined below), we are entitled to receive reimbursement for the verified public improvement costs. Pursuant to the agreements between us and the Sky Ranch CAB, no payment is required by the Sky Ranch CAB with respect to reimbursable costs unless and until the Sky Ranch CAB and/or the Sky Ranch Districts issue bonds to reimburse us for all or a portion of advances provided or expenses incurred for reimbursable public improvements. Due to this contingency, reimbursable costs are capitalized and expensed consistent with other development costs until the Sky Ranch CAB reimburses us for the public improvement costs. When we receive reimbursement, we reduce any remaining capitalized amounts, with any excess proceeds over the currently remaining capitalized costs being recognized as Other income at the time of payment.

Pursuant to our service agreements, the Company must construct all required wholesale water and wastewater improvements (i.e., a wastewater reclamation facility, water supply, storage, treatment and other wholesale facilities) for the provision of water and wastewater service to the property. As of August 31, 2020, we have completed the required wholesale facilities and other infrastructure to provide water for the first 900 homes, and wastewater for over 2,000 homes at Sky Ranch. The most significant wholesale facility built was the wastewater reclamation facility, which cost $10.2 million and has a designed capacity to provide wastewater for more than 2,000 single family homes before requiring expansion. This allows the treatment facility to process wastewater for several development phases at Sky Ranch before additional investment is needed to increase its capacity.

We expect to have other filings developing concurrently with the second filing that will include commercial, retail, and light industrial sites. We expect full development of the Sky Ranch Master Planned Community to take another ten years.

Pursuant to the Sky Ranch Water and Wastewater Service Agreement, dated June 19, 2017, between PCY Holdings, LLC (a wholly-owned subsidiary of ours that holds title to the Sky Ranch land), and the Rangeview District, PCY Holdings, LLC, agreed to construct certain facilities necessary to provide water and wastewater service to Sky Ranch. The Rangeview District, through us as its exclusive service provider, agreed to provide water and wastewater services to the Sky Ranch property. We have installed over 15.5 miles of water delivery and wastewater collection infrastructure at a cost of $4.9 million, which we believe will be reimbursable by the Sky Ranch CAB as outlined above.

We have leased the oil and gas minerals underlying the property to a major independent exploration and production company.

Sky Ranch Metropolitan District Nos. 1, 3, 4, and 5

The Sky Ranch Metropolitan District Nos. 1, 3, 4 and 5 are quasi-municipal corporations and political subdivisions of Colorado formed in 2004 for the purpose of providing service to the Sky Ranch property (the “Sky Ranch Districts”). The Sky Ranch Districts are governed by an elected board of directors. Eligible voters and persons eligible to serve as directors of the Sky Ranch Districts must own an interest in property within the boundaries of the district. We own certain rights and real property interests which encompass the current boundaries of the districts and certain of our employees serve on the boards of directors of the Sky Ranch Districts. The current directors of the districts are Mark W. Harding (our President, Chief Executive Officer and a director), Kevin B. McNeill (our Vice President and Chief Financial Officer), Scott E. Lehman (an employee of ours), Dirk Lashnits (an employee of ours), and one independent board member. Pursuant to Colorado law, directors may receive $100 for each board meeting they attend, up to a maximum of $1,600 per year. Messrs. Harding, McNeill, Lehman, and Lashnits have all elected to forego these payments.

Sky Ranch Community Authority Board

Districts No. 1 and 5 of the Sky Ranch Districts, formed the Sky Ranch Community Authority Board (“Sky Ranch CAB”) to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. In order for the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District and/or the Sky Ranch CAB to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property. We entered into agreements, first with Sky Ranch Metropolitan District No. 1 in 2014 and later with the Sky Ranch CAB, that require us to fund expenses related to the construction of an agreed upon list of public improvements for the Sky Ranch Master Planned Community.

In September 2018 and effective as of November 13, 2017, the parties entered into a series of agreements that superseded and consolidated the previous agreements into one primary agreement, the Facilities Funding and Acquisition Agreement (the “Sky Ranch FFAA”), pursuant to which:

●	the Sky Ranch CAB agreed to repay to us the amounts owed by Sky Ranch Metropolitan District No. 5;
●	previous agreements between us and Sky Ranch Metropolitan District No. 5 and us and the Sky Ranch CAB were terminated;
●	the Sky Ranch CAB acknowledged all amounts owed to us under the terminated agreements, as well as amounts we incurred to finance the formation of the Sky Ranch CAB; and
●
we agreed to fund expenses related to the construction of an agreed upon list of improvements to be constructed by the Sky Ranch CAB with an estimated cost of $30 million (including improvements already funded) on an as-needed basis for calendar years 2018–2023.

Advances and verified costs expended by us for expenses related to the construction of the agreed upon public improvements are reimbursable to us by the Sky Ranch CAB. All reimbursable expense incurred under the agreement accrues interest at a rate of 6% per annum from the time funds are advanced by us to the Sky Ranch CAB or costs are incurred by us for expenses related to the construction of improvements, as applicable. No repayment is required of the Sky Ranch CAB for advances made or expenses incurred related to the construction of public improvements unless and until the Sky Ranch CAB and/or Sky Ranch Districts issue bonds in an amount sufficient to reimburse us for all or a portion of advances or other public improvement expenses incurred. The Sky Ranch CAB agrees to exercise reasonable efforts to issue bonds to reimburse us subject to certain limitations. In addition, the Sky Ranch CAB agrees to utilize any available moneys not otherwise pledged to payment of debt or used for operation and maintenance expenses to reimburse us. Any advances or expenses not paid or reimbursed by the Sky Ranch CAB by December 31, 2058, shall be deemed forever discharged and satisfied in full. During the years ended August 31, 2018 through 2020, we advanced the Sky Ranch CAB $26.4 million for the construction of public improvements, including improvements with respect to earthwork, erosion control, streets, drainage, water sewer, stormwater and landscaping. In November 2019, the Sky Ranch CAB issued bonds and repaid $10.5 million of the advances to date leaving $15.9 million outstanding as of August 31, 2020. We expect to fund $48.3 million of reimbursable public improvements for filing 2. The timing of those expected expenditures and reimbursement from the Sky Ranch CAB will depend on absorption of homes in filing 2.

The current directors of the Sky Ranch CAB are Mark W. Harding (our President, Chief Executive Officer and a director), Kevin B. McNeill (our Vice President and Chief Financial Officer), Scott E. Lehman (an employee of ours), Dirk Lashnits (an employee of ours), and one independent board member. Pursuant to Colorado law, directors may receive $100 for each board meeting they attend, up to a maximum of $1,600 per year. Messrs. Harding, McNeill, Lehman, and Lashnits have all elected to forego these payments.

Other Assets

Oil and Gas Leases

In 2011, we entered into a three-year Oil and Gas Lease (the “Sky Ranch O&G Lease”) and Surface Use and Damage Agreement and received an up-front payment and a 20% of gross proceeds royalty (less certain taxes) from the sale of any oil and gas produced from the mineral estate we own at Sky Ranch. In 2014, the Sky Ranch O&G Lease was extended for an additional two years. The Sky Ranch O&G Lease is now held by production, and we have been receiving royalties from the oil and gas production from six wells drilled within our mineral interest. During the years ended August 31, 2020 and 2019, we received $669,000 and $148,300 in royalties attributable to these wells.

In September 2017, we entered into a three-year Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP (the “Bison Lease”) for the purpose of exploring for, developing, producing, and marketing oil and gas from 40 acres of mineral estate we own adjacent to the Lowry Range, and we received an up-front payment of $167,200. The up-front payment received pursuant to the Bison Lease is being recognized into revenue ratably over a three-year period, which expires in September 2020, and was not extended.

In July 2019, we entered into an Agreement on Locations of Oil and Gas Operations covering approximately 16 acres at Sky Ranch with the operator of the Sky Ranch O&G Lease (the “OGOA”). The Company received an up-front payment of $573,700 in fiscal 2019 for the OGOA, which is being recognized as income on a straight-line basis over three years (the term of the OGOA). If after three years the operator has not spud at least one well on the oil and gas operations area, the operator may extend the right to the OGOA one additional year by paying us $75,000. The operator may only extend the OGOA for two additional years for a total of five years.

Arkansas River Land and Minerals

We own approximately 700 acres of land in the Arkansas River Valley in southeastern Colorado.  We currently lease all these acres for dry land grazing. We intend to sell the land in due course and have classified it as a long-term investment. We also own approximately 13,900 acres of mineral interests in the Arkansas River Valley, which have a carrying value of $1.4 million. In fiscal 2020, we assessed the recoverability of the Arkansas Valley mineral rights. We determined that the carrying value of these mineral rights is not recoverable. As a result, we recorded an impairment charge of $1.4 million in Non-cash mineral asset impairment charge in the consolidated statements of operations and comprehensive income. We currently have no plans to sell our mineral interests.

Significant Customers

We primarily provide water and wastewater services on the Rangeview District’s behalf to the Rangeview District’s customers. Because the Rangeview District accounts for the majority of our water and wastewater service revenue, we have included the end-use customers of the Rangeview District who generate the most revenue for us on our list of significant customers. Additionally, we have presented the percentages of revenue from water and wastewater services and water and wastewater tap sales separately (versus by the water and wastewater resource development segment or total revenue), because we believe that provides a more meaningful presentation of the relevance of each customer to that service line. Lot sales are generated entirely through sales to three customers as noted below. The tables below present revenue generated from our significant customers for each of the services presented.

For the year ended August 31, 2020	Water and wastewater metered services	Water and wastewater tap fees	Land development (Lot sales recognized)
Ridgeview Youth Services	14%	–	–
Conoco / Crestone Peak (oil & gas operations)	45%	–	–
All Sky Ranch Homes (1)	22%	–	–
All Wild Pointe Homes (2)	9%	4%	–
Taylor Morrison	–	28%	32%
KB Home	–	37%	26%
Richmond Homes	–	31%	42%
Combined totals presented	90%	100%	100%

(1) This represents the water and wastewater fees for all homes combined at Sky Ranch and not one individual home
(2) This represents the water and wastewater metered services and water and wastewater tap fees for all homes combined at Wild Pointe and not one individual home

For the year ended August 31, 2019	Water and wastewater metered services	Water and wastewater tap fees	Land development (Lot sales recognized)
Ridgeview Youth Services	3%	–	–
Conoco / Crestone Peak (oil & gas operations)	74%	–	–
All Sky Ranch Homes (1)	–	–	–
All Wild Pointe Homes (2)	3%	6%	–
Taylor Morrison	–	27%	34%
KB Home	–	29%	34%
Richmond Homes	–	38%	32%
Combined totals presented	80%	100%	100%

(1) We did not begin providing significant water and wastewater services to Sky Ranch until fiscal 2020.
(2) This represents the water and wastewater metered services and water and wastewater tap fees for all homes combined at Wild Pointe and not one individual home

The Ridgeview Youth Services customer accounted for approximately the same dollar sales year over year, but due to the decline in oil and gas operations revenue, the percentage increased in fiscal 2020 over 2019.

Projected Operations

This section should be read in conjunction with Item 1A – Risk Factors.

Along the Colorado Front Range, there are over 70 water providers with varying needs for replacement and/or new water supplies. We believe that we are well positioned to assist certain of these providers in meeting their current and future water needs.

We design, construct, and operate our water and wastewater facilities using advanced water treatment and wastewater treatment technologies, which allow us to use our water supplies in an efficient and environmentally sustainable manner. We develop our water and wastewater systems in stages to efficiently meet customer demands in our service areas by managing capital investments required for construction of facilities. We use third-party contractors to construct our facilities as needed. We employ licensed water and wastewater operators to run our water and wastewater systems. As our systems expand, we expect to hire additional personnel to operate our systems, which include water production, treatment, testing, storage, distribution, metering, billing, and operations management.

Our water and wastewater systems conjunctively use surface and groundwater supplies and storage of raw water and highly treated reclaimed water supplies to provide a balanced sustainable water supply for our customers. Integrating conservation practices and incentives, together with effective water reuse, demonstrates our commitment to providing environmentally responsible and sustainable water and wastewater services. Water supplies and water storage reservoirs are competitively sought throughout the west and along the Front Range of Colorado. We believe that regional cooperation among area water providers in developing new water supplies, water storage, and transmission and distribution systems provides the most cost-effective way of expanding and enhancing service capacities for area water providers. We continue to seek opportunities for developing water supplies and water storage opportunities with other area water providers.

As we continue expanding and developing our Rangeview Water Supply, we anticipate needing a significant number of high capacity deep water wells. These wells would be drilled into one or more of the three principal aquifers located beneath the Lowry Range, and, as with our current wells, the water would be delivered to central water treatment facilities for treatment prior to delivery to customers. Continued development of our Lowry Range surface water supplies will require facilities to divert surface water to storage reservoirs to be located on the Lowry Range, additional treatment facilities to treat the water prior to introduction into our distribution system(s), and additional surface water diversion facilities designed with capacities to divert the surface water when available (particularly during seasonal events such as spring run-off and summer storms) for storage in reservoirs constructed on the Lowry Range. We estimate the full build-out of water and wastewater facilities (including diversion structures, transmission pipelines, reservoirs, and water treatment facilities) to develop and deliver our portfolio of water would cost in excess of $850 million, and would accommodate water service to customers located on and outside the Lowry Range. We believe this build out would occur in phases over many decades, and we believe tap fees would be sufficient to fund the required infrastructure costs.

Our Denver-based supplies are a valuable, locally available resource located near the point of use. This enables us to incrementally develop infrastructure to produce, treat and deliver water to customers based on their growing demands.

During fiscal 2020, we invested $6.3 million in plant and facilities that interconnect the Rangeview District, WISE, and Sky Ranch water and wastewater systems to provide water and wastewater services to our growing customers at Sky Ranch and elsewhere. We expect to continue to invest in water rights and facilities as our customer demands grow.

We are in the process of developing our Sky Ranch property, including finishing lots for home builders, and building additional water and wastewater infrastructure for residential and commercial development at the property. During the years ended August 31, 2020 and 2019, we invested $8.5 million and $17.7 million, in our Sky Ranch land to deliver the finished lots, which was done ahead of our original schedule and on budget. We anticipate the second filing of Sky Ranch will require $65.6 million of construction costs to deliver the lots, which is planned to occur over three years and be funded by the $72.5 million of total fees to be paid under our lot sales agreements. During the years ended August 31, 2020 and 2019, the initial filing of Sky Ranch produced $5.4 million and $3.4 million, respectively, of water and wastewater tap fees, and we believe we will receive the remaining $5.9 million in water and wastewater tap fees for the lots in the initial filing of Sky Ranch during our fiscal 2021. We believe the second filing of Sky Ranch will produce in excess of $22 million in water and wastewater tap fee revenue over several years.

We plan to develop additional water assets within the Denver area and are exploring opportunities to utilize our water assets in areas adjacent to our existing water supplies. Additionally, we continue to source additional land acquisitions that could be paired with our water to provide additional growth to both our land development and water and wastewater segments.

Growth in Colorado

Calendar year 2020 was a strong year for the Colorado housing market. As COVID-19 escalated, we took measures to protect the health and well-being of our employees, customers, business partners, and their families. We were informed that our builder customers also took precautionary measures to ensure the safety of their employees, customers, business partners, and their families. These measures varied by builder. As a result, some of our builder customers reported material net housing order declines during the state-wide stay-at-home order period (March – May). However, as shelter-in-place and stay-at-home orders were removed, the builders reported material increases in orders. Due to COVID-19, we have witnessed several changing consumer patterns, including residents leaving downtown urban areas to buy homes in the suburbs. This put our Sky Ranch community in the enviable position of being able to respond to this demand due to its great location, affordable home prices, available inventory, and easy access to work centers and major transportation corridors. We believe our ability to pair our water to our land and our in-house expertise for operating our systems allowed us to provide home builders with an affordable and sustainable master planned community that allowed our builders to quickly satisfy the increased demand from home buyers.

Despite the economic issues caused by COVID-19, the Colorado housing market has continued to grow. This was fueled by population growth in Colorado, which is projected to continue far into the foreseeable future. The Denver Regional Council of Governments, a voluntary association of over 50 county and municipal governments in the Denver metropolitan area, estimates that the Denver metropolitan area population will increase by nearly 40% to 4.7 million people by the year 2040. A Statewide Water Supply Initiative report by the Colorado Water Conservation Board estimates that the South Platte River basin, which includes the Denver metropolitan region (and our Sky Ranch community), will grow from a current population of approximately 4.0 million to 4.9 million by the year 2030, while the state’s population will increase from roughly 5.7 million to 7.2 million. This growth furthers the need for sustainable water supplies and intensifies the competition to obtain those supplies. The estimated population increases are expected to result in demands for water services that exceed the current capabilities of municipal service providers, especially during drought conditions.

Growth in the Denver area has trended east with significant activity occurring along the I-70 corridor, an area which enjoys excellent transportation infrastructure with I-70, rail access, and Denver International Airport (“DIA”). The region has significant employment centers, including DIA, the University of Colorado Anschutz Medical Campus, an Amazon fulfillment center, the Rocky Mountain Regional VA Medical Center, Buckley Airforce Base, and more, creating demand for residential, retail, and commercial development opportunities.

The Statewide Water Supply Initiative estimates that population growth in the Denver region and the South Platte River basin could require an additional 400,000 acre-feet of water by the year 2030. What makes this more difficult for land developers and builders is that Colorado law requires developers to demonstrate they have sufficient water supplies for their proposed projects before zoning applications will be considered. This means developers and builders must solve their own water problems prior to development rather than wait for cities and municipalities to solve the problem. This indicates that water will continue to be critical to growth prospects for the region and the state, and that competition for available sources of water will continue to intensify.

In addition to actively seeking to expand our land holdings for development purposes, we also market our water supplies and services to developers and home builders that are active along the Colorado Front Range as well as other area water providers in need of additional supplies.

Colorado’s future water needs will be met through conservation, reuse, and the development of new supplies. The Rangeview District’s rules and regulations for water and wastewater service call for adherence to strict conservation measures, including low-flow water fixtures, high efficiency appliances, and advanced irrigation control devices. Additionally, our systems are designed and constructed using a dual-pipe water distribution system to segregate the delivery of high quality potable drinking water to customers through one system and a second system to supply raw or reclaimed water for irrigation demands in parks and open spaces. About one-half of the water used by a typical Denver-area residential water customer is used for outdoor landscape and lawn irrigation. We believe that raw or reclaimed water supplies provide the lowest cost, most environmentally sustainable water for outdoor irrigation. We expect our systems to include an extensive water reclamation process in which essentially all effluent water from wastewater treatment plants will be reused to meet non-potable outdoor irrigation water demands. Our dual-distribution systems demonstrate our commitment to environmentally responsible water management policies in our water-short region.

Labor and Raw Materials

We competitively bid contracts for infrastructure improvements (grading, utilities, roads, water and wastewater infrastructure) at Sky Ranch. Many of our contractors enter fixed priced contracts where the contractor is at risk for cost overruns prior to completion of improvements. Under these fixed-price contracts, the contract prices are established in part based on fixed, firm subcontractor quotes on contracts and on cost and scheduling estimates. These quotes or estimates may be based on several assumptions, including assumptions about prices and availability of labor, equipment and materials, and other issues. Increased costs or shortages of skilled labor, concrete, steel, pipe, and other materials could cause increases in development costs and delays. These shortages and delays may result in delays in the delivery of the lots under development or the completion of water or wastewater facilities, increase costs for us or other contractors on our projects, reduce gross margins from sales, or subject us to penalties or defaults under our agreements. While we contract with third parties for our labor and materials at a fixed price, which we believe allows us the ability to mitigate the risks associated with shortages of and increases in the cost of labor and building materials, other unforeseen factors may arise which could increase our costs.

Competition

Water and Wastewater Services

We negotiate individual service agreements with our governmental customers and with their developers and/or home builders to design, construct and operate water and wastewater systems and to provide services to end use customers of governmental entities and to commercial and industrial customers. These service agreements seek to address all aspects of the development of the water and wastewater systems, including:

(i)	the purchase of water and wastewater taps in exchange for our obligation to construct certain wholesale facilities;
(ii)	the establishment of payment terms, timing, capacity, and location of special facilities (if any); and
(iii)	specific terms related to our provision of ongoing water and wastewater services to our local governmental customers as well as the governmental entities’ end-use customers.

Although we have exclusive long-term water and wastewater service contracts for 24,000 acres of the Lowry Range, Wild Pointe, and Sky Ranch pursuant to our service agreements, providing water and wastewater service is subject to competition. Alternate sources of water are available, principally from other private parties such as farmers or others owning water rights that have historically been used for agriculture, and from municipalities seeking to annex new development areas in order to increase their tax base. Our principal competition in areas close to the Lowry Range is the City of Aurora. Principal factors affecting competition for water service include the availability of water for the particular purpose, the cost of delivering the water to the desired location (including the cost of required taps), and the reliability of the water supply during drought periods, and the political climate for additional annexations. We estimate that the water assets we own and have the exclusive right to use have a supply capacity of approximately 60,000 SFE units, and we believe that they provide us with a significant competitive advantage along the Front Range. Our legal rights to the Rangeview Water Supply have been confirmed for municipal use, and our water supply is close to Denver area water users. We believe that our pricing structure is competitive and that our water portfolio is well balanced among surface water rights, groundwater rights, storage capacity and reclaimed water supplies.

Land Development

Developing raw land is a highly competitive business, requires substantial upfront capital and typically requires many years to complete. There are many developers, as well as properties and development projects, in the same geographic area in which Sky Ranch is located. Competition among developers and projects is determined by the location of the real estate, the market appeal of the development plan, the cost and value of the end product, the developer’s ability to build, market and deliver projects on a timely and cost effective basis, and the availability of water to serve the project. Residential developers sell to home builders, who in turn compete based on location, price/value, market segmentation, product design, and reputation. Commercial, retail, and industrial developers sell to and/or compete with other developers, owners, and operators of real estate for a limited number of potential buyers. We believe we have exceeded the market’s expectations with the delivery of our initial phase lots at Sky Ranch and have demonstrated we have the ability and expertise to continue to deliver lots in a large scale master planned community.

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

Environmental compliance issues may arise in the normal course of operations or because of regulatory changes. We attempt to align capital budgeting and expenditures to address these issues in a timely manner.

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

Clean Water Act

The Clean Water Act regulates wastewater discharges from drinking water and wastewater treatment facilities and storm water discharges into lakes, rivers, streams, and wetlands. The State of Colorado has assumed primary responsibility for enforcing the standards established by the federal Clean Water Act for wastewater discharges from domestic water and wastewater treatment facilities and has adopted the Colorado Water Quality Control Act and related regulations, which also regulate discharges to groundwater. It is our policy to obtain and maintain all required permits and approvals for discharges from our water and wastewater facilities and to comply with all conditions of those permits and other regulatory requirements. A program is in place to monitor facilities for compliance with permitting, monitoring, and reporting for wastewater discharges. From time to time, discharge violations might occur which might result in fines and penalties, but we have no reason to believe that any such fines or penalties are pending or will be assessed.

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

Employees

We currently have 31 employees, all of whom are full-time.

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

General Risks Related to Our Company

Our business, operations and financial condition and results may be impacted by the COVID-19 pandemic to varying degrees.

In December 2019, a novel strain of coronavirus, referred to as the COVID-19 virus, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the United States government-imposed travel restrictions on travel between the United States, Europe and other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency. In addition, the State of Colorado implemented stay-at-home orders requiring everyone to stay-at-home except to obtain or provide essential services such as food and medical care during portions of March through May. Many businesses responded with their own work-from-home or quarantine policies and/or indefinite closures. Since June, most businesses have been allowed to reopen subject to capacity restrictions, social distancing and mask requirements. State and local restrictions have been varying in response to whether the number of COVID-19 cases is increasing or decreasing.

Since December 2019, COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screening at ports of entry and elsewhere, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, supply chain disruptions, and lower consumer demand, as well as general concern and uncertainty. The ongoing spread of COVID-19 has, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. Our water and wastewater services are essential services, and we intend to continue to provide those services for our customers. However, our land development activities and our ability to expand our water and wastewater services may be disrupted, and we may be delayed in our current projects and timelines, the magnitude of which will depend, in part, on the length and severity of the COVID-19 outbreak. The COVID-19 virus poses the risk that we or our employees, governmental agencies permitting our projects, suppliers, consumers, and other business partners, including our home builders, may be prevented from conducting business activities in the ordinary course for an indefinite period of time, should the United States, the state of Colorado, or local governmental authorities implement further stay-at-home orders or restrictions. Shutdowns or other restrictions could also adversely impact the availability or cost of materials, which could limit our business operations or increase our costs.

The duration of the COVID-19 outbreak and its ultimate impact on the Company and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The extent to which COVID-19 will affect the Company will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the Company’s results of operations could be adversely impacted.

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

We may not have sufficient cash flows from operations or other capital resources to pursue our business objectives. While we have generated net income in the past three fiscal years, we have a history of losses. Our cash flows from operations generally have not been sufficient to fund our operations, and we have been required to raise debt and equity capital and sell assets to remain in operation. Since 2004, we have raised $76.3 million through (i) the issuance of $25.3 million of common stock (including the issuance of stock pursuant to the exercise of options, net of expenses), (ii) the issuance of $5.2 million of convertible debt, which was converted to common stock on January 11, 2011, and (iii) the sale of our Arkansas River water and land for $45.8 million in cash. Our continuing development of Sky Ranch requires significant cash expenditures. We have advanced the Sky Ranch CAB $26 million for construction of public improvements on the Sky Ranch property and expect to advance another $3 million for the completion of our initial filing, with another $65.5 million expected to be advanced for filing 2. The Sky Ranch CAB is not required to repay us for advances made or expenses incurred for improvements at Sky Ranch unless and until the Sky Ranch CAB and/or Sky Ranch Districts issue bonds in an amount sufficient to reimburse us for all or a portion of advances made or expenses incurred. We have funded and expect to continue to fund such expenditures with cash on hand and cash flows from operations. As of August 31, 2020, we had $21.8 million of cash on hand. If our cash on hand and future cash flows from operations are not sufficient to fund our operations and the significant capital expenditure requirements to continue to develop Sky Ranch, we may be forced to seek to obtain additional debt or equity capital. Economic conditions and disruptions have previously caused substantial volatility in capital markets, including credit markets and the banking industry, increasing the cost, and significantly reducing the availability of financing, which may reoccur in the future. There can be no assurance that financing will be available on acceptable terms or at all.

We experience variability in our operating results on a quarterly basis and, as a result, our historical performance may not be a meaningful indicator of future results. We historically have experienced, and expect to continue to experience, variability in quarterly results. As a result of such variability, our short-term performance may not be a meaningful indicator of future results. Our quarterly results of operations may continue to fluctuate in the future because of a variety of factors, including, among others, the timing of the closings of sales of residential lots and weather-related problems.

Our stock price has been volatile in the past and may decline in the future. Our common stock has experienced significant price and volume fluctuations in the past and may experience significant fluctuations in the future depending upon several factors, some of which are beyond our control. Factors that could affect our stock price and trading volume include, among others, the perceived prospects of our business; differences between anticipated and actual operating results; changes in analysts’ recommendations or projections; the commencement and/or results of litigation and other legal proceedings; and future sales of our common stock by us or by significant shareholders, officers and directors. In addition, stock markets in general have experienced price and volume volatility from time to time, which may adversely affect the market price of our common stock for reasons unrelated to our performance.

Risks Related to Our Business Generally

We are dependent on the housing market and development in our targeted service areas for future revenues. Providing wholesale water service using our Colorado Front Range water supplies is one of our key sources of future revenue. The timing and amount of these revenues will depend in part on housing developments being built near our water assets. The development of the Lowry Range, Sky Ranch and other properties is subject to many factors that are not within our control. If wholesale water sales are not forthcoming or development on the Lowry Range, Sky Ranch or other properties in our targeted service areas is delayed or curtailed, we may need to use our capital resources, incur additional short or long-term debt obligations or seek to sell additional equity. We may not have sufficient capital resources or be successful in obtaining additional operating capital. Although there have been positive market gains in the Colorado housing market in recent years, if a downturn in the homebuilding or credit markets returns, or if the state or national economy weakens and economic concerns intensify, such a development could have a significant negative impact on our business and financial condition and our plans for future development of additional phases of Sky Ranch.

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

We may not be able to manage the increasing demands of our expanded operations. We have historically depended on a limited number of employees to administer our existing operations, interface with governmental entities, market our services and plan for the construction and development of our assets. The execution of contracts for lot sales and the continued development of Sky Ranch has increased the size and complexity of our business. The success of our current business and future business development and our ability to capitalize on growth opportunities depends on our ability to attract and retain additional experienced and qualified persons to operate and manage our business. We may not be able to maximize the value of our assets if we are unable to attract and retain qualified personnel and to manage the demands of a workforce that has nearly tripled in the past two years. State regulations set the training, experience and qualification standards required for our employees to operate specific water and wastewater facilities. Failure to find state-certified and qualified employees to support the operation of our facilities could put us at risk for, among other things, regulatory penalties (including fines and suspension of operations), operational errors at the facilities, improper billing and collection processes, claims for personal injury and property damage, and loss of contracts and revenues. We may be unsuccessful in managing our operations and growth.

We are dependent on the services of a key employee. Our success largely depends on the continuing services of our President and Chief Executive Officer, Mark W. Harding. We believe that Mr. Harding possesses valuable knowledge, experience and leadership abilities that would be difficult in the short term to replicate. Mr. Harding also serves on the boards of the Rangeview District, the Sky Ranch Districts, and the Sky Ranch CAB. The loss of Mr. Harding as a key employee and as a director of these boards would cause a significant interruption of our operations.

Our construction of water and wastewater projects and improvements at Sky Ranch may expose us to certain completion, performance, and financial risks. We expect to rely on independent contractors to construct our water and wastewater facilities and Sky Ranch lot improvements. These construction activities may involve risks, including shortages of materials and labor, work stoppages, labor relations disputes, injuries to third parties, damages to property, weather interference, engineering, environmental, permitting, or geological problems and unanticipated cost increases. These issues could give rise to delays, cost overruns or performance deficiencies, or otherwise adversely affect the construction or operation of our water and wastewater delivery systems and the construction and delivery of residential lots. In addition, we may experience quality problems in the construction of our systems and facilities, including equipment failures. We may not meet the required deadlines under our sale and construction contracts. We may face claims from customers or others regarding product quality and installation of equipment placed in service by contractors.

The sales contracts at Sky Ranch and contracts for the water and wastewater facilities that we design and construct are fixed-price contracts, in which we bear all or a significant portion of the risk for cost overruns. Under these fixed-price contracts, contract prices are established in part based on fixed, firm subcontractor quotes on contracts and on cost and scheduling estimates. These quotes or estimates may be based on several assumptions, including assumptions about prices and availability of labor, equipment and materials, and other issues. If these subcontractor quotations or cost estimates prove inaccurate, or if circumstances change, cost overruns may occur, and our financial results would be negatively impacted. In many cases, the incurrence of these additional costs would not be within our control.

Pursuant to various contracts related to the development of Sky Ranch, we guarantee that the project, when completed, will achieve certain performance standards, meet certain quality specifications, and satisfy certain requirements for governmental approvals. If we fail to complete the project as scheduled, meet guaranteed performance standards or quality specifications, or obtain the required governmental approvals, we may be held responsible for cost impacts and/or penalties to the customer resulting from any delay or for the costs to alter the project to achieve the performance standards and the quality specifications and to obtain the required government approvals. To the extent that these events occur and are not due to circumstances for which the customer accepts responsibility or cannot be mitigated by performance bonds or the provisions of our agreements with contractors, the total costs of the project would exceed our original estimates and our financial results would be negatively impacted.

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

In addition, there is a variety of legislation being enacted, or considered for enactment, at the federal, state, and local level relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. Such environmental laws may affect, for example, how we manage storm water runoff, wastewater discharges and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination. As climate change concerns continue to grow, compliance with legislation and regulations of this nature is expected to become more costly. Energy-related initiatives affect a wide variety of companies throughout the United States and the world and, because our operations are dependent on significant amounts of raw materials, such as pipe, steel and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of the materials used in the development of our properties are burdened with expensive tariffs, cap and trade and similar taxes and regulations. In addition, tariffs imposed by the United States on imported steel could increase our property development costs. It is possible that new standards could be imposed that will require additional capital expenditures or raise our operating costs. With respect to service of customers on the Lowry Range, the Rangeview District’s rates might not be sufficient to cover the cost of compliance with new requirements. Although we would expect the rates of the nearby water providers that the Rangeview District uses to establish its rates and charges to increase to cover increased compliance costs, such rates may not cover all our costs and our costs of complying with new standards or laws could adversely affect our business, results of operations or financial condition. Our noncompliance with environmental laws could result in fines and penalties, obligations to remediate, permit revocations and other sanctions.

Government agencies may initiate audits, reviews, or investigations of our business practices to ensure compliance with applicable laws and regulations, which can cause us to incur costs or create other disruptions in our business that can be significant. Further, we may experience delays and increased expenses because of legal challenges to our proposed development activities, whether brought by governmental authorities or private parties.

The enactment of Senate Bill 19-181 “Protect Public Welfare Oil and Gas Operations” increased the regulatory authority of local governments in Colorado over facilities siting and surface impacts of oil and gas development, which could have an adverse effect on our water sales to the oil and gas industry for hydraulic fracturing (“fracking”) and demand for new homes at Sky Ranch. Colorado Senate Bill 19-181 (“SB181”) was signed into law on April 16, 2019. Among other things, SB181 authorizes local governments to approve the siting of oil and gas locations and regulate the surface impacts of oil and natural gas development, including empowering local governments to adopt requirements that are more stringent than state requirements. SB181 changes the mission of the Colorado Oil and Gas Conservation Commission from fostering responsible and balanced development to regulating development to minimize adverse impacts to public health and the environment. SB181 also requires the Colorado Oil and Gas Conservation Commission and the Air Quality Control Commission to undertake rulemaking on numerous issues, including environmental protection, facility siting, application fees, and minimizing emissions of hydrocarbons and other compounds. The Colorado Oil and Gas Conservation Commission has proposed rules related to setbacks and siting requirements for well locations that would require any well pad surface proposed to be located greater than 500 feet and less than 2,000 feet from a residential or high occupancy building to obtain an exemption from the Commission by satisfying certain requirements in the rule (such as consent from owners and tenants) or to seek a ruling from the Commission, after a hearing, finding that the conditions of approval will provide substantially equivalent protections to a 2000 foot setback for public health, safety, welfare, the environment and wildlife resources. These and related rulemaking activities by the State Commissions and local governments could lead to delays and additional costs for oil and gas operators, which, in turn, could result in a decline in oil and gas drilling activities. A significant decline in oil and gas drilling activities in and around the Lowry Range and our Sky Ranch property would have an adverse effect on our water sales for fracking and our financial condition. Further, a significant decline in oil and gas activities throughout Colorado could negatively impact the Colorado economy, which could have an adverse effect on demand for new homes at Sky Ranch.

Rulemaking activities by the Colorado Oil and Gas Conservation Commission could adversely impact the number of lots available for land development in Colorado, which could have an adverse effect on our land development activities. As noted above, the Colorado Oil and Gas Conservation Commission has proposed rules related to setbacks and siting requirements for well locations. Depending on how these proposed rules are applied and interpreted, if adopted, they could have the effect of limiting property development within 2,000 feet of a well pad surface. If the proposed rules are implemented or interpreted in a manner that severely limits the exemptions, landowners could be forced to choose between limiting oil and gas development on their property to maximize the land available for residential and commercial development or to limit land development to maximize revenue from oil and gas development. Under a restrictive interpretation of such rules, we might have to limit drilling on our mineral rights at Sky Ranch in order to proceed with the occupancy densities we have planned, which would adversely affect our industrial water sales to the oil and gas industry. Restrictive rules could also reduce the supply of other land acquisition opportunities for development or make such land opportunities less attractive or uneconomical. Additionally, any rules that would require the Land Board to elect between oil and gas or land development with respect to the Lowry Range would likely have an adverse effect on our financial condition, because we have the exclusive right to provide water service to customers on the Lowry Range, including both lessees of the oil and gas rights on the Lowry Range and future occupants of the Lowry Range if the Land Board sells the land for development.

Natural disasters and severe weather conditions could delay the closing of the sale of residential lots at Sky Ranch and increase our costs, which could harm our sales and results of operations. We conduct our operations in the Colorado Front Range, which is subject to natural disasters, including droughts, tornadoes, wildland fires, and severe weather. The occurrence of natural disasters or severe weather conditions in Colorado or elsewhere could delay our construction activities, increase costs, and lead to shortages of labor and materials. If our insurance or the insurance of our subcontractors does not fully cover business interruptions or losses resulting from these events, our results of operations could be adversely affected.

We may be subject to significant potential liabilities because of warranty and liability claims made against us. Design, construction, or system failures related to our water and wastewater delivery systems could result in injury to third parties or damage to property. In addition, as a property developer, we are subject in the ordinary course of our business to warranty claims. We are also subject to claims for losses or injuries that occur during our property development activities. We plan to record warranty and other reserves for the residential lots we sell based on historical trends in our market and our judgment of the qualitative risks associated with the type of lots we sell. We have, and many of our subcontractors have, general liability, property, workers’ compensation, and other business insurance. These insurance policies are intended to protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles, and coverage limits. However, it is possible that this insurance will not be adequate to address all warranty and liability claims to which we are subject. Additionally, the coverage offered and the availability of general liability insurance for construction defects are currently limited and policies that can be obtained are costly and often include exclusions based upon past losses insurers suffered as a result of use of defective materials used by other property developers. As a result, our subcontractors may be unable to obtain insurance, and we may have to waive our customary insurance requirements, which increases our and our insurers’ exposure to claims and increases the possibility that our insurance will not be adequate to protect us for all the costs we incur. Any losses that exceed claims against our contractors, the performance bonds and our insurance limits at such facilities could result in claims against us. In addition, if there is a customer dispute regarding performance of our services, the customer may decide to delay or withhold payment to us. No warranty and liability claims have been made against us as of the date of this report.

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

Conflicts of interest may arise relating to the operation of the Rangeview District, the Sky Ranch Districts and the Sky Ranch CAB. Our Chief Executive Officer, Chief Financial Officer and two of our employees constitute 80% of the directors of each of the Rangeview District, the Sky Ranch Districts and the Sky Ranch CAB. These officers and employees, along with Pure Cycle, and one unrelated individual, own certain property interests in the 40 acres that constitute the Rangeview District and the acreage that constitutes the Sky Ranch Districts. We have made loans to the Rangeview District to fund its operations. As of August 31, 2020, total principal and interest owed to us by the Rangeview District was just under $1.0 million. Pursuant to our water and wastewater service agreements with the Rangeview District, the Rangeview District retains two percent of the revenues from the sale of water to its end-use customers and 10% of the revenues from the provision of wastewater services to its end-use customers. Proceeds from the fee collections will initially be used to repay the Rangeview District’s obligations to us, but after these loans are repaid, the Rangeview District is not required to use the funds to benefit Pure Cycle.

Similarly, we have made loans to and incurred expenses reimbursable by the Sky Ranch Districts, which amounts were fully refunded to us as of August 31, 2020, and we have advanced the Sky Ranch CAB $26 million for construction of public improvements on the Sky Ranch property. The Sky Ranch CAB is not required to repay us for advances made or expenses incurred for improvements at Sky Ranch unless and until the Sky Ranch CAB and/or Sky Ranch Districts issue bonds in an amount sufficient to reimburse us for all or a portion of advances made or expenses incurred. We have received benefits from our activities undertaken in conjunction with the Rangeview and Sky Ranch Districts and the Sky Ranch CAB, but conflicts may arise between our interests and those of the Rangeview and Sky Ranch Districts and the Sky Ranch CAB and our officers and employees who are acting in dual capacities in negotiating contracts to which we and a district and/or the Sky Ranch CAB are parties. We expect that the Rangeview and Sky Ranch Districts will expand when more properties are developed and become part of the respective districts, and our officers and employees acting as directors of these districts will have fiduciary obligations to those other constituents. Conflicts may not be resolved in the best interests of the Company and our shareholders. In addition, other landowners coming into a district will be eligible to vote and to serve as directors of these districts. Our officers and employees may not remain as directors of these districts, and the actions of subsequently elected boards could have an adverse impact on our operations.

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

We could be hurt by efforts to impose liabilities or obligations on us regarding labor law violations by other persons whose employees perform contracted services. The infrastructure and improvements on our water and wastewater systems and on the finished lots we sell or that we must provide pursuant to service agreements and lot development agreements are done by employees of subcontractors and other contract parties. We do not have the ability to control what these contract parties pay their employees or the work rules they impose on their employees. However, there have been efforts by government agencies to hold contract parties like us responsible for violations of wage and hour laws and other work-related laws by firms whose employees are performing contracted-for services. This includes a 2016 National Labor Relations Board (“NLRB”) ruling which held that for labor law purposes a firm could under some circumstances be responsible as a joint employer of its contractors’ employees even if the firm had no direct control over the employees’ terms and conditions of employment. The NLRB ultimately reversed this ruling through a final rule issued in February 2020. The Colorado Department of Labor and Employment proposed similar changes in an April 2020 emergency rulemaking but ultimately withdrew them in May 2020 following a notice and comment period. Although these changes in the joint employer framework have not yet succeeded, governmental rulings that make us responsible for labor practices by our subcontractors could create substantial exposures for us in situations that are not within our control.

Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition, and operating results. As part of our operations, we rely on our computer systems to process transactions, communicate with our suppliers and other third parties, and on continued and unimpeded access to secure network connections to use our computer systems. We have physical, technical, and procedural safeguards in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite these safeguards and our other security processes and protections, we cannot be assured that all of our systems and processes are free from vulnerability to security breaches (through cyberattacks, which are evolving and becoming increasingly sophisticated, physical breach or other means) or inadvertent data disclosure by third parties or by us. A significant data security breach, including misappropriation of customer, supplier or employee confidential information, could cause us to incur significant costs, which may include potential costs of investigations, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation, remediation and litigation, substantial repair or replacement costs. We could also experience data losses that would impair our ability to manage our business operations, including accounting and project costs, manage our water and wastewater systems or process transactions and have a negative impact on our reputation and loss of confidence of our customers, suppliers and others, any of which could have a material adverse impact on our business, financial condition and operating results.

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

Our water sales for the past three years have been highly concentrated among companies providing hydraulic fracturing services to the oil and gas industry, and such sales can fluctuate significantly. Our water sales have been historically highly concentrated directly and indirectly with one to three companies providing hydraulic fracturing services to the oil and gas industry on and around the Lowry Range and our Sky Ranch property. Generally, investment in oil and gas development is dependent on the price of oil and gas. During the years ended August 31, 2020, 2019, and 2018 water sales for oil and gas operations represented 49%, 93%, and 90%, respectively, of our total metered water revenues. We have no long-term contractual commitments that will ensure these sales continue in the future. The oil and gas industry has periodically gone through periods when activity has significantly declined such as earlier this year due to low oil and gas prices caused by increased world-wide production and decreased demand due to stay-at-home orders related to the COVID‑19 pandemic.

Further sales to this customer base as well as renewals of our oil and gas leases, if any, in the future are impacted by statutory ballot initiatives, regulations, rulemaking initiatives by the Colorado Oil and Gas Conservation Commission, court interpretations of the statutory mandate of the Colorado Oil and Gas Conservation Commission, fracking technologies, the success of the wells and the price of oil and gas, among other things. For example, certain interest groups in Colorado opposed to oil and natural gas development generally, and hydraulic fracturing in particular, have advanced ballot initiatives that would significantly curtail oil and natural gas development in the state, including a Colorado proposed initiative that would have made drilling unlawful on approximately 85% of the non-federal surface area of the state of Colorado. Although these initiatives have not passed, interest groups opposed to oil and natural gas development have continued to seek restrictions. The enactment of SB181 and the release of a Colorado Department of Public Health and Environment report dated October 17, 2019, entitled Final Report: Human Health Risk Assessment for Oil & Gas Operations in Colorado, concluding that people living within 2,000 feet of fracking sites could face elevated health risks, may lead to increased opposition and tougher oversight of oil and gas operations, which could reduce the demand for water for fracking.

A significant portion of our water supplies come from non-renewable aquifers. A significant portion of our water supplies comes from non-renewable Denver Basin aquifers. The State of Colorado regulates development and withdrawal of water from the Denver Basin aquifers to a rate of 1 percent of the aggregate amount of water determined to be in storage each year, which means our supply should last approximately 100 years even if no efforts were made to conserve or recharge the supply. Nonetheless, we may need to seek additional water supplies as our non-renewable supplies are depleted. While the acquisition of Lost Creek water, a renewable “surface” water right that is diverted from an alluvial aquifer that is hydrologically connected to the surface water system, mitigates some of the risk of owning non-renewable supplies, if we are unable to obtain sufficient replacement supplies, it would have a material adverse impact on our business and financial condition. Additionally, the cost of developing and withdrawing water from the aquifers will increase over time, and we may not be able to recover the increased costs through our rates and charges. Increased costs to develop water from the aquifers could have a significant negative impact on our business, results of operations, cash flows and financial condition.

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

Risks Related to the Land Development Segment of Our Business

The homebuilding industry is cyclical and a deterioration in industry conditions or downward changes in general economic or other business conditions could adversely affect our business, results of operations, cash flows and financial condition. The residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions such as levels of employment, consumer confidence and income, availability of mortgage financing for acquisitions, interest rate levels and inflation, among other factors. Additionally, the residential housing market is impacted by federal and state personal income tax rates and provisions, and government actions, policies, programs and regulations directed at or affecting the housing market, including the Tax Cuts and Jobs Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies. In fiscal 2019, housing starts in Colorado declined compared to housing starts in fiscal 2018. However, in fiscal 2020 housing starts in Colorado increased compared to fiscal 2019. Although the number of housing starts continues to be better than during the last economic downturn, if the recovery of the Colorado housing market reverses, we could experience declines in the market value of our inventory and demand for our lots, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Significant competition from other development projects could adversely affect our results. Land development is a highly competitive business. There are numerous land developers, as well as properties and development projects, in the same geographic area in which Sky Ranch is located. Many of our land development competitors may have advantages over us, such as more favorable locations, which may provide more desirable schools and easier access to roads and shopping, or amenities that we may not offer, as well as greater financial resources. If other development projects are found to be more attractive to home buyers, home builders or other developers or operators of real estate based on location, price, or other factors, then we may be pressured to reduce our prices or delay further development, either of which could materially adversely affect our business, results of operations, cash flows and financial condition.

The funds that we are advancing to the Sky Ranch CAB for construction of public improvements might not be repaid, which would negatively impact our income, gross margin on selling lots, and cash flows. We have advanced the Sky Ranch CAB $26 million for construction of public improvements and expect to fund an additional estimated $3 million in buildout costs for filing one and $48 million for filing two that we expect will be reimbursable by the Sky Ranch CAB. No payment is required by the Sky Ranch CAB with respect to construction of public improvements unless and until the Sky Ranch CAB and/or the Sky Ranch Districts have funds or issue municipal bonds in an amount sufficient to reimburse the Company for all or a portion of advances provided or expenses incurred for reimbursables. The ability and obligation of the Sky Ranch CAB to reimburse us is dependent on sufficient home sales and commercial development occurring at Sky Ranch to create a tax base that would enable the Sky Ranch CAB to issue bonds to pay for the improvements. If development at Sky Ranch is delayed or curtailed for any reason, including regulatory restrictions, a downturn in the economy or default by one or more of the builders at Sky Ranch, the Sky Ranch CAB may not have sufficient revenues to issue bonds. Because the timing of the issuance and approval of any bonds is subject to considerable uncertainty, any potential reimbursable costs for the construction of public improvements, including construction support activities, are not included on our consolidated balance sheets and are initially capitalized in Land development inventories. If the bonds have not been approved and issued prior to the sale of the lots serviced by the public improvements, the costs are expensed through Land development construction costs when the lots are sold consistent with other construction related costs. If bonds ultimately are issued, upon receipt of reimbursements by the Company, the Company records the reimbursements received as Other income to the extent that costs have previously been expensed and reduces Land development inventories by any remaining reimbursables received. Failure of the Sky Ranch CAB to repay a significant portion of the funds that we have advanced for public improvements would negatively impact our income, gross margin on selling lots and cash flows.

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

We may purchase additional land parcels for development or other purposes, thereby exposing us to certain financial risks. In the future, we may purchase additional land parcels for development or other purposes. As noted above, land development requires significant cash expenditures before positive cash flows can be generated from the sale of lots and water and sewer tap fees. If there is considerable lag time between the time we acquire land and the time we begin selling finished lots, we may generate significant operating losses. In addition, if sales of homes on the finished lots are delayed, our revenue from water and wastewater resource development services will be delayed. If our cash on hand and future cash flows from operations are not sufficient to fund our operations and the significant capital expenditure requirements to develop any acquired land and build water and wastewater systems, we may be forced to seek to obtain additional debt or equity capital. There can be no assurance that financing will be available on acceptable terms or at all.

Delays in property development may extend the time it takes us to recover our property development costs and delay our revenue from water and wastewater resource development services. We incur many costs, such as the costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, taxes and other costs related to ownership of the land and/or developing lots on behalf of builders who purchase the land, before we close on the sale of finished lots to home builders. If the rate at which we develop residential lots slows, we may incur additional costs, and it may take longer for us to recover our costs. In addition, if sales of homes on the finished lots are delayed, our revenue from water and wastewater resource development services will be delayed. A significant downturn in the housing market could cause our builders to delay building homes on their lots until market conditions improve. Builders with contracts that do not require purchasing the lot until we deliver a finished, ready-to-build lot could walk away from the contract anytime prior to closing without consequence other than the forfeiture of their upfront deposits for the lot, utilities and other improvements. If a builder elected to walk away without cause, we would be entitled to keep these deposits as liquidated damages, but the deposits would not be sufficient to cover the expenses we expect to incur to finish the lots for delivery. We would not be able to recover our costs until we were able to sell the finished lots to another builder. If the original builder did not go through with the closing due to a poor housing market, we would likely have difficulty finding another buyer for the same reason..

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

Item 1B – Unresolved Staff Comments

None.

Item 2 – Properties

Water Related Assets

In addition to the water rights and adjudicated reservoir sites that are described in Item 1 – Our Water and Land Assets, we own or have exclusive rights to use, through the Rangeview District a 1.0 million-gallon and two 500,000-gallon treated water storage tanks, three storage reservoirs that can store 1.7 million barrels of water (71.4 million gallons), five deep water wells, three alluvial wells, three pump stations, over 50 miles of water transmission and distribution lines, and more than 20 miles of wastewater collection pipelines in Arapahoe County, Colorado. In conjunction with Wild Pointe, and the Elbert 86 District, we have exclusive rights to use, operate and maintain two water tanks with a combined capacity of 438,000 gallons, two deep water wells, a pump station, and ten miles of transmission lines serving customers at Wild Pointe in Elbert County. These assets are used to provide service to our customers.

Land and Mineral Interests

We own approximately 780 acres of land remaining at our Sky Ranch Master Planned Community as well as approximately 634 net mineral acres at Sky Ranch. We own 40 acres of land that comprise the current boundaries of the Rangeview District (together with all the minerals). We also own approximately 700 acres of land in the Arkansas River Valley, and we hold 13,900 acres of mineral interests in the Arkansas River Valley in Southeast Colorado in Otero, Bent and Prowers Counties.

Item 3 – Legal Proceedings

None.

Item 4 – Mine Safety Disclosures

None.

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol “PCYO.”

Holders

On October 29, 2020, there were 772 holders of record of our common stock.

Dividends

We have never paid any dividends on our common stock and expect for the foreseeable future to retain all of our capital and earnings from operations, if any, for use in expanding and developing our water and land development businesses. Any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant. The terms of our Series B Preferred Stock prohibit payment of dividends on common stock unless all dividends accrued on the Series B Preferred Stock have been paid and require dividends to be paid on the Series B Preferred Stock if proceeds from the sale of Export Water exceed $36,026,232. For further discussion, see Note 8 – Shareholders’ Equity to the accompanying consolidated financial statements.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6 – Selected Financial Data

Selected Financial Data Table

In thousands (except per share data)

	For the Fiscal Years Ended August 31,
	2020	2019	2018	2017	2016
Summary Statement of Operations Items:
Total revenue	$25,855.2	$20,361.5	$6,959.2	$1,227.8	$452.2
Income (loss) before taxes	$8,919.1	$3,528.0	$132.7	$(1,678.8)	$(1,230.3)
Net income (loss)	$6,750.4	$4,811.1	$414.7	$(1,710.9)	$(1,310.6)
Basic income (loss) per share	$0.28	$0.20	$0.02	$(0.07)	$(0.06)
Diluted income (loss) per share	$0.28	$0.20	$0.02	$(0.07)	$(0.06)
Weighted-average basic shares outstanding	23,845	23,795	23,760	23,754	23,781
Weighted-average diluted shares outstanding	24,062	24,003	23,930	23,754	23,781

	As of August 31,
	2020	2019	2018	2017	2016
Summary Balance Sheet Information:
Current assets	$25,991.2	$23,537.7	$27,918.2	$27,124.3	$29,085.9
Total assets	$89,761.1	$83,721.4	$71,906.6	$69,787.6	$70,879.6
Current liabilities	$6,218.6	$8,297.2	$2,054.0	$940.2	$482.2
Long-term liabilities	$1,498.6	$693.1	$399.4	$1,341.3	$1,399.5
Total liabilities	$7,717.2	$8,990.3	$2,453.4	$2,281.5	$1,881.7
Shareholders’ equity	$82,043.8	$74,731.1	$69,453.2	$67,506.1	$68,997.9

The following items had a significant impact on our operations:

(a)
In fiscal 2020, due to land development activities at Sky Ranch, we recognized $18.9 million in revenue from lot sales and $5.7 million in revenue from the sale of water and wastewater taps. Our revenue from water sales decreased by 78% to $1.0 million primarily related to the decline in the demand for industrial water sales, and we recorded a non-cash long-lived asset impairment charge of $1.4 million on our mineral rights in the Arkansas Valley, Colorado, in both cases due to the drop of the price of crude oil as a result of increased world-wide production and lower demand because of the COVID-19 pandemic and related shelter-in-place and stay-at-home orders. We invested $8.0 million in our land, water and wastewater systems, including $1.9 million for the wastewater facility at Sky Ranch, $586,400 for the purchase of equipment, and $8.5 million in costs related to the development of our Sky Ranch property. During fiscal 2020, we had net sales or maturities of marketable securities of $5.2 million. In addition, we received $10.5 million as partial reimbursement for advances we made to the Sky Ranch CAB to fund the construction of public improvements at the Sky Ranch property. Of the $10.5 million we received, $6.3 million was recognized in Other income and the remaining $4.2 million partially reduced the remaining capitalized costs in Land development inventories.

(b)
In fiscal 2019, due to land development activities at Sky Ranch, we recognized $12.0 million in revenue from lot sales and $3.4 million in revenue from the sale of water and wastewater taps. Our revenue from water sales increased by 2% to $4.7 million primarily related to industrial water sales. We invested $14.1 million in our water and wastewater systems, including $8.1 million for the wastewater facility at Sky Ranch and $3.5 million for a water right and land acquisition, $354,000 for the purchase of equipment and $17.7 million in costs related to the development of our Sky Ranch property. During fiscal 2019, we had net sales or maturities of marketable securities of $3.7 million. In addition, we released our valuation allowance on our net deferred tax assets and recognized a deferred tax benefit of $1.3 million.

(c)
In fiscal 2018, we invested $1.1 million in our water and wastewater systems, $1.8 million for the construction of pipelines, $5.3 million related to the development of our Sky Ranch property, and $445,400 for the purchase of equipment. During fiscal 2018, we had net sales or maturities of marketable securities of $11.4 million. Our revenue from water sales increased by 452% to $4.6 million primarily related to industrial water sales. In addition, we began construction at Sky Ranch and recognized $2.1 million in revenue from platted lot sales under the percentage-of-completion method.

(d)
In fiscal 2017, we invested $2.5 million in our water and wastewater systems, $4.4 million for the construction of pipelines, $0.9 million related to development of our Sky Ranch property, and $95,400 for the purchase of equipment. During fiscal 2017, we had sales or maturities of marketable securities of $9.8 million.

(e)
In fiscal 2016, we invested $923,800 in our water and wastewater systems and $285,600 for planning and design of our Sky Ranch property. We also purchased land for $450,300 in the Arkansas River Valley in Southeastern Colorado.

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

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and our financial condition and should be read in conjunction with the accompanying consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. The following sections focus on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:

•	Revenues generated from providing water and wastewater services;
•	Revenues from water and wastewater tap sales;
•	Revenues from lot sales at Sky Ranch;
•	Expenses associated with developing our water and land assets;
•	Expenses associated with developing lots at Sky Ranch; and
•	Cash available to continue development of our land, water rights and service agreements

Our MD&A section includes the following items:

Executive Summary – a summary of important financial metrics in fiscal 2020;

Our Business – a general description of our business, our services, and our business strategy;

Critical Accounting Policies and Use of Estimates – a discussion of our critical accounting policies that require critical judgments, assumptions, and estimates;

Results of Operations – an analysis of our results of operations for the three fiscal years presented in our accompanying consolidated financial statements; and

Liquidity, Capital Resources and Financial Position – an analysis of our cash position and cash flows, as well as a discussion of our financial obligations.

Executive Summary

Fiscal 2020 was highlighted by the substantial completion of the initial phase of our Sky Ranch property. Other notable items include the following:

•	Total revenue increased to $25.9 million for fiscal 2020 (a $5.5 million or 27% increase compared to fiscal 2019) primarily due to lot sales and water and wastewater tap fees at Sky Ranch
•
Net income increased to $6.8 million for fiscal 2020 (a $1.9 million or 40% increase compared to fiscal 2019), primarily due to lot sales, partial satisfaction of the contingency related to public improvement reimbursables, and water and wastewater tap fees at Sky Ranch

•	Fully diluted earnings per common share for fiscal 2020 was $0.28 versus $0.20 for fiscal 2019
•
Total assets increased to $89.8 million as of August 31, 2020 (a $6.0 million or 7.2% increase compared to 2019), primarily due to increased cash from payments for lots and water, and wastewater taps at Sky Ranch and a $10.5 million expense reimbursement from the Sky Ranch CAB through bond proceeds of which $4.2 million reduced Land development inventories on the consolidated balance sheet and $6.3 million was recognized as Other income - Reimbursement of construction costs - related party on the consolidated statements of  operations and comprehensive income and increased Investments in water and wastewater systems on the consolidated balance sheet; and

•	Total equity increased to $82.0 million as of August 31, 2020 (a $7.3 million or 9.8% increase compared to 2019), primarily due to net income for fiscal 2020

In fiscal 2020, total revenues were $25.9 million, primarily consisting of $18.9 million of lot sales recognized under the percentage-of-completion method as well as a point in time for one home builder customer, and a combined $5.6 million from the sale of 201 and 189 water and wastewater taps. The number of wastewater taps sold are less than the number of water taps sold because we do not sell wastewater taps at Wild Pointe. Wild Pointe customers are on septic systems. Comparatively, in fiscal 2019, total revenues were $20.4 million, primarily from $12.0 million of recognized lot sales and $3.5 million from the sale of 119 and 113 water and wastewater taps. Other income increased in fiscal 2020 mainly due to the $6.3 million of reimbursables we received from the Sky Ranch CAB for partial reimbursement of public improvement costs we funded at Sky Ranch. In total, we received $10.5 million from the Sky Ranch CAB for partial reimbursement of public improvement costs we funded, the remaining $4.2 million reduced Land development inventories on our consolidated balance sheet. Due to the strong performance of our land development segment, which produced the lot sales and lead to the increase in water and wastewater taps sales, along with the recognition of the $6.3 million of other income from receipt of the reimbursables, net income increased to $6.8 million for fiscal 2020 compared to $4.8 million for fiscal 2019, for an increase of 40%.

Our Business

We are a diversified land and water resource development company. At our core we are an innovative and vertically integrated wholesale water and wastewater service provider that, in addition to owning and developing wholesale water and wastewater resources, develops a master planned community on land we own and to which we provide water and wastewater services. We have accumulated valuable water and land interests over the past 30 years and have developed an extensive network of wholesale water production, storage, treatment and distribution systems, and wastewater collection and treatment systems that we use to serve domestic, commercial and industrial customers in the Denver metropolitan region. Our primary land asset, Sky Ranch, is located in one of the most active development areas in the Denver metropolitan region along the I-70 corridor, and we are developing lots at Sky Ranch for residential, commercial, retail, and light industrial uses.

Although we report our results of operations in two segments, our water and wastewater service segment and our land development segment, we operate these segments as a cohesive business designed to provide a cost effective, sustainable and value added business enterprise.

Water and Wastewater

Water resources throughout the western United States and more prominently in Colorado are a scarce and valuable resource.  We own or control a portfolio of 29,500 acre-feet of groundwater and surface water supplies, 26,000 acre-feet of adjudicated reservoir sites, wastewater reclamation facilities, water treatment facilities, potable and raw water storage facilities, wells and water production facilities, and roughly 50 miles of water distribution and wastewater collection lines. Our water supplies and wholesale facilities are located in southeast Denver, in Arapahoe County, an area which is limited in both water availability and infrastructure to produce, treat, store, and distribute water and wastewater, which we believe provides us with a unique competitive advantage in offering these services.

We provide wholesale water and wastewater service to local governments, including the Rangeview District, Arapahoe County, the Sky Ranch CAB, and Elbert 86 District. Our mission is to provide sustainable, reliable, high quality water to our customers and collect and treat wastewater using advance water treatment systems, which produce high quality reclaimed water we can reuse for outdoor irrigation and industrial demands. By using and reusing our water supplies, we seek to demonstrate good stewardship over our valuable water rights in the water-scarce Denver, Colorado region. We design, permit, construct, operate and maintain wholesale water and wastewater systems that we own or operate on behalf of governmental entities. We also design, permit, construct, operate and maintain retail distribution and collection systems that we own or operate on behalf of our governmental customers. Additionally, we handle administrative functions, including meter reading, billing and collection of monthly water and wastewater revenues, regulatory water quality monitoring, sampling, testing, and reporting requirements to the Colorado Department of Public Health and Environment.

Our water and wastewater service segment generates revenue from the following sources, described in greater detail in Item 1 – Business above:

•	Monthly water usage and wastewater treatment fees;
•	One-time water and wastewater tap (connection) fees;
•	Construction and Special Facility funding fees;
•	Consulting fees; and
•	Industrial – oil and gas operation fees

Land Development

In 2017, we launched our land development segment. We are actively developing the Sky Ranch Master Planned Community located along the I-70 corridor to provide residential, commercial, retail, and light industrial lots. Sky Ranch is zoned to include up to 3,200 single-family and multifamily homes, parks, open spaces, trails, recreational centers, schools, and over two million square feet of retail, commercial and light industrial space just four miles south of DIA. Our land development activities include the design, permitting, and construction of all of the horizontal infrastructure, including, storm water, drainage, roads, curbs, sidewalks, parks, open space, trails and other infrastructure to deliver “ready to build” finished lots to home builders and commercial customers. Our land development activities generate revenue from the sale of finished lots as well as construction revenues from activities where we construct infrastructure on behalf of others. Land development revenues come from our home builder customers under specific agreements for the delivery of finished lots as well as reimbursements for the construction of public improvements, such as roads, curbs, storm water, drainage, sidewalks, parks, open space, trails etc., which come from the local governmental entity, the Sky Ranch CAB, subject to the approval and issuance of municipal bonds to fund such reimbursements.

Our land development activities provide a strategic complement to our water and wastewater services because a significant component of any master planned community is providing high quality domestic water, irrigation water, and wastewater to the community. Having control over land and the water and wastewater services enables us to build infrastructure for potable water and irrigation distribution, wastewater and storm water collection, roads, parks, open spaces and other investments efficiently, and to manage delivery of these investments to match take-down commitments from our home builder customers without significant excess capacity in any of these investments.

In June 2017, we entered into separate contracts with three national home builders (Richmond American Homes, Taylor Morrison, and KB Home), pursuant to which we agreed to sell 506 total single-family, detached residential lots at the Sky Ranch property. We are obligated, pursuant to these contracts, to construct infrastructure and other improvements, such as roads, curbs and gutters, park amenities, sidewalks, street and traffic signs, water and sanitary sewer mains and stubs, storm water management facilities, and lot grading improvements for delivery of finished lots to each builder. We were also required to cause the Rangeview District to install and construct wholesale infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities) for the provision of water and wastewater service to the property. As of August 31, 2020, we have substantially completed all of the wholesale infrastructure improvements for the initial residential lots, which included the completion of a wastewater reclamation facility that can serve approximately 2,000 SFE’s in Sky Ranch before expansion. Pursuant to various agreements, we provide financing to the Rangeview District and the Sky Ranch Districts (through the Sky Ranch CAB) as described in Note 14 – Related Party Transactions to the accompanying consolidated financial statements for the majority of the improvements at Sky Ranch. In conjunction with approvals from Arapahoe County for the Sky Ranch project, we, together with the Rangeview District and/or Sky Ranch Districts and/or the Sky Ranch CAB, are obligated to maintain a deposit account with Arapahoe County to ensure completion of certain public infrastructure improvements and to warranty the improvements for a one-year period following completion and delivery. As of August 31, 2020, $1.0 million remains on deposit, with the warranty period set to expire in October 2021.

As of August 31, 2020, we have expended $33.5 million related to the development of the first filing of Sky Ranch out of the total estimated $35.8 million. We anticipate the remaining $2.3 million will be spent during our fiscal 2021. These amounts include estimated reimbursable costs of $29.0 million, for which we received a partial reimbursement of $10.5 million in November 2019. We believe the remaining $18.5 million remaining reimbursables from the Sky Ranch CAB will be paid from future municipal bonds as the project continues to grow its assessed value and tax base. As of August 31, 2020, lot sales to home builders generated $35.1 million in cash payments, with the remaining $1.6 million paid in November 2020, which combined represents the full $36.7 million sales price contracted for with the home builders. In addition, as of August 31, 2020, the Sky Ranch development produced $8.9 million of water and wastewater tap fees, and we expect that an additional $5.9 million of tap fees will be received during our fiscal 2021.

In December 2020, we expect to begin construction on the second filing at Sky Ranch, which is expected to include nearly 900 residential lots. Subsequent to August 31, 2020, we entered into separate agreements with four home builders (KB Home, Meritage Homes, DR Horton and Challenger Homes) pursuant to which we agreed to sell 789 single-family attached and detached residential lots at the Sky Ranch property. Due to our strong performance in phase one of the Sky Ranch project, we were able to realize a 30% increase in our lot price from $75,000 for a 50’ lot in phase one to $97,000 for the same 50’ lot in phase two. This next filing at Sky Ranch will incorporate approximately 250 acres and is planned to be completed in four sub-phases. The timing of cash flows will include certain milestone deliveries, including, but not limited to, completion of governmental approvals for final plats, installation of wet utility public improvements, and final completion of lot deliveries.

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

Revenue Recognition

Revenues derived from our water and wastewater services consist mainly of monthly metered wholesale water usage and wastewater treatment fees, tap fees, construction fees/special facility funding, and consulting fees. Revenues derived from land development activities consist mainly of lot sales and project management service fees. Revenue is recognized from our water and wastewater  segment and land development segment as described below and further described in Note 2 – Summary of Significant Accounting Policies to the accompanying consolidated financial statements.

Water and Wastewater Revenue

Monthly wholesale water charges are assessed to our customers based on actual metered usage each month plus a base monthly service fee assessed per SFE unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on our water or wastewater systems are computed based on the demand of a single-family detached home of four persons living on a standard-sized 5,500 square foot lot. Water consumption pricing uses a tiered pricing structure where the cost of water increases as customers use more water. We recognize wholesale water usage revenues at a point in time upon delivering water to our customers or our governmental customers’ end-use customers, as applicable. Revenues recognized by us from the sale of Export Water and other portions of our “Rangeview Water Supply” off the Lowry Range are shown gross of royalties to the Land Board. Revenues recognized by us from the sale of water on the Lowry Range are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District.

In addition, we provide water for hydraulic fracturing to industrial customers in the oil and gas industry who are located in and adjacent to our service areas. Oil and gas operations revenues are recognized at a point in time upon delivering water to a customer, unless other special arrangements are made.

We recognize wastewater treatment revenues monthly based on a fixed flat monthly fee and actual monthly usage charges. The monthly wastewater treatment fees are shown net of amounts retained by the Rangeview District. Costs of delivering water and providing wastewater services to customers are recognized as incurred.

A tap constitutes a right to connect to the wholesale water and wastewater systems through a service line to a residential or commercial building or property, and once granted, the customer may make a physical tap into the wholesale line(s) to connect its property for water and/or wastewater service. The right stays with the property. We have no obligation to physically connect the property to the lines. Once connected to the water and/or wastewater systems, the customer has live service to receive metered water deliveries from our system and send wastewater into our system. We recognize water and wastewater tap fees as revenue at the time we grant a right for the customer to tap into the water or wastewater service line to obtain service.

The Rangeview District sets water usage, wastewater treatment, and tap fees for the customers we serve through our service agreements with the Rangeview District.

We recognize construction fees, including fees received to construct special facilities, over time as the construction is completed.

Consulting fees are fees we receive, typically monthly. We earn these fees from municipalities and area water providers along the I-70 corridor for which the Company provides contract operations services. Consulting fees are recognized monthly based on a flat monthly fee plus charges for additional work performed, if applicable.

Land Development Revenue

Revenues derived from lot sales depend on the terms of the agreement with the builder. Lots are completed and sold pursuant to distinct agreements with each home builder. These agreements follow one of two formats. One format is the sale of a fully finished lot, whereby the purchaser pays for a ready-to-build finished lot and the sales price is paid in a lump-sum amount upon completion of the finished lot that is building permit ready. We recognize revenues at the point in time of the closing of the sale of a finished lot in which control transfers to the builder as the transaction cycle is complete, and we have no further obligations for the lot. Our second format is the sale of finished lots pursuant to a lot development agreement with builders, whereby we receive payments in stages. Because the builder (i.e., the customer) takes ownership and control of the lot at the first closing and subsequent improvements made by us improve the builder’s lot as construction progresses, we account for revenue over time with progress measured based upon costs incurred to date compared to total expected costs (percent complete methodology). Any revenue in excess of amounts entitled to be billed is reflected on the balance sheet as a contract asset and amounts received in excess of revenue recognized are recorded as deferred revenue. We do not have any material significant payment terms as all payments are expected to be received within 12 months after the delivery of the platted lot. We adopted the practical expedient for financing components and do not need to account for a financing component of these lot sales as the delivery of lot sales is expected to occur within one year of when we begin construction on those lots.

The Sky Ranch CAB is required to construct certain public improvements, such as water distribution systems, sewer collection systems, storm water systems, drainage improvements, roads, curbs, sidewalks, landscaping and parks, the costs of which may qualify as reimbursable costs. Pursuant to our agreements with the Sky Ranch CAB (see Note 14 – Related Party Transactions to the accompanying consolidated financial statements), we are obligated to finance this infrastructure, which we have substantially completed for the initial filing. These public improvements are constructed pursuant to design standards specified by the Sky Ranch Districts and/or the Sky Ranch CAB, Rangeview District, or other governmental entities, and after inspection and acceptance, are turned over to the applicable governmental entity to operate and maintain. Because these public improvements are owned and operated on behalf of a governmental entity, they may qualify for reimbursement.

Pursuant to our agreements with the Sky Ranch CAB, the Sky Ranch CAB is not required to make payments to us for any advances made or expenses incurred by us related to construction of public improvements unless and until the Sky Ranch CAB and/or the Sky Ranch Districts issue bonds in an amount sufficient to reimburse us for all or a portion of the advances made and expenses incurred. Because the timing of the issuance and approval of any bonds is subject to considerable uncertainty, any potential reimbursable costs for the construction of public improvements, including construction support activities and project management fees, are initially capitalized in Land development inventories. If the bonds have not been approved and issued prior to the sale of the lots serviced by the public improvements, the costs are expensed through Land development construction costs when the lots are sold consistent with other construction related costs. If bonds ultimately are issued, when we receive the reimbursement, we record the amount received as Other income to the extent that costs have previously been expensed and reduce Land development inventories by any remaining reimbursables received. We submit specific costs for reimbursement to the Sky Ranch CAB. If reimbursable costs received exceed actual expenses we incurred for the cost of the public improvements, they are recorded as Other income as received.

All amounts owed pursuant to agreements with the Sky Ranch Districts or the Sky Ranch CAB bear interest at a rate of 6% per annum. Due to the uncertainty of collecting the interest (because payment is contingent on the issuance of bonds), interest income accrues but is not recognized by the Sky Ranch CAB until the bonds are issued. As of August 31, 2020, we have deferred recognition of $1.2 million in interest due on these amounts.

On May 2, 2018, we entered into two Service Agreements for Project Management Services (the “Project Management Agreements”) with the Sky Ranch CAB. Pursuant to the Project Management Agreements, we act as the project manager and provide any and all services required to deliver the Sky Ranch CAB-eligible improvements, including but not limited to Sky Ranch CAB compliance, planning design and approvals, project administration, contractor agreements, and construction management and administration. We must submit to the Sky Ranch CAB a monthly invoice, in a form acceptable to the Sky Ranch CAB, detailing all project management activities during the period. We are responsible for all expenses we incur in the performance of the Project Management Agreements and are not entitled to any reimbursement or compensation except as set forth in the Project Management Agreements, unless otherwise approved in advance by the Sky Ranch CAB in writing. The Sky Ranch CAB is subject to annual budget and appropriation procedures and does not intend to create a multiple-fiscal year direct or indirect debt or other financial obligation. We receive a project management fee of five percent (5%) of actual construction costs of Sky Ranch CAB-eligible improvements. The project management fees owed to us qualify as a reimbursable cost. The project management fee is based only on the actual costs of the improvements; thus, items such as fees, permits, review fees, consultant or other soft costs, and land acquisition or any other costs that are not directly related to the cost of construction of Sky Ranch CAB-eligible improvements are not included in the calculation of the project management fee. Soft costs and other costs that are not directly related to the construction of Sky Ranch CAB-eligible improvements are included in Land development inventories and accounted for in the same manner as construction support activities as described below. Per the Project Management Agreements, no payment is required by the Sky Ranch CAB with respect to project management fees unless and until the Sky Ranch CAB and/or the Sky Ranch Districts have funds or issue municipal bonds in an amount sufficient to reimburse us for all or a portion of advances provided or expenses incurred for reimbursables. Due to this contingency, the project management fees have been deferred and won’t be recognized as revenue until the bonds are issued by the Sky Ranch Districts and/or the Sky Ranch CAB and the Sky Ranch CAB reimburses us for the public improvements. At that point, the portion of the project management fees repaid will be recognized as revenue. As of August 31, 2020, we have deferred recognition of $1.5 million in project management services to the Sky Ranch CAB.

We perform certain construction activities at Sky Ranch. The activities performed include construction and maintenance of the grading, erosion and sediment control best management practices and other construction-related services. These activities are invoiced upon completion and are included in Land development inventories and subsequently expensed through Land development construction costs unless or until bonds are issued by the Sky Ranch Districts and/or the Sky Ranch CAB and the Sky Ranch CAB reimburses us for public improvements. See Note 2 – Summary of Significant Account Policies – Land Development Segment Revenue –Reimbursable Costs for Public Improvements to the accompanying consolidated financial statements for details on repayment of reimbursable costs.

Other Revenue

Up-front payments we received pursuant to the Bison Lease and the OGOA are recognized as other income on a straight-line basis over the initial term or extension of term, as applicable, of these agreements.

Impairment of Water Assets and Other Long-Lived Assets

We review our long-lived assets for impairment at least annually or more frequently if we believe events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If we believe it is more likely than not that the carrying value of the long-lived asset exceeds its fair value, then we perform a valuation to determine the fair value of the asset and recognize an impairment loss equal to the excess of the carrying amount of the asset over its fair value.

Our Water Rights

During our fiscal 2020, there were no indicators of impairment related to our water rights; therefore, we performed an impairment analysis as of August 31, 2020, and determined that it is not more likely than not that the carrying value of our water rights exceeds the fair value of the water rights.  There have been no material changes to our water rights which would indicate they are impaired are or that their costs are not recoverable. Our analysis is based on development occurring within areas in which we have agreements to provide water services utilizing water rights owned by us (e.g., Sky Ranch and the Lowry Range) as well as in surrounding areas, including the Front Range and the I-70 corridor. Our water assets are being utilized to provide water services to customers on the Lowry Range, at Wild Pointe and along the I-70 corridor including Sky Ranch. We will continue to expand our water services as Sky Ranch continues to develop and will continue to enhance our water rights in the water courts.  Our water supplies are legally decreed for use through the water court. The water court decree allocates a specific amount of water (subject to continued beneficial use) for municipal and industrial uses. Our combined Rangeview Water Supply and Sky Ranch water assets have a carrying value of $53.9 million as of August 31, 2020. Based on the carrying value of our water rights, the long-term nature of any development plans, current tap fees of $27,209 and estimated gross margins on these tap fees, we estimate that we would need to serve a total of 4,250 water connections (requiring 7% of our portfolio) to generate cash flows (deemed equivalent to fair value) sufficient to recover the costs of our Rangeview Water Supply and Sky Ranch water. If our water tap fees increase 5%, we would need to serve a total of 4,050 water connections (requiring just under 7% of our portfolio) to recover the costs of our Rangeview Water Supply and Sky Ranch water. If tap fees decrease 5%, we would need to service a total of 4,500 water connections (requiring just over 7% of our portfolio) to recover the costs of our Rangeview Water Supply and Sky Ranch water.

Although the timing of actual new home development throughout the Front Range will impact our tap sale projections, it will not alter our water ownership, our service obligations to existing properties or the number of SFEs we can service; therefore, no impairment indicators are present as of August 31, 2020.

Our Land Development Assets

During our fiscal 2020, there were no indicators of impairment related to our land; therefore, we performed an impairment analysis as of August 31, 2020, and determined that it is not more likely than not that the carrying value of our land will exceed the fair value of the land. We are actively developing and selling lots at Sky Ranch. We have completed the initial filling at Sky Ranch for 506 lots, all of which are under contract, with 483 finished lots delivered and fully paid for as of August 31, 2020, and the remaining lots were delivered and paid for on November 3, 2020. The 506 lots have a total sales price of $36.7 million with total land development costs expected to be $35.8 million.  Additionally, we collected $10.5 million of public improvement reimbursables during the year ended August 31, 2020, which will result in us realizing a net profit of $11.3 million on the sale of all 506 lots. We have constructed $18.5 million of remaining public improvements, which are potentially reimbursable from our first filing at Sky Ranch. If Sky Ranch home sales continue to be successful, we believe we will be able to collect these reimbursables from future Sky Ranch CAB bond proceeds. Pursuant to the agreements with the Sky Ranch CAB, the Sky Ranch CAB is not required to make payments to the Company for any advances made by the Company or expenses incurred related to construction of public improvements unless and until the Sky Ranch CAB and/or the Sky Ranch Districts issue bonds in an amount sufficient to reimburse the Company for all or a portion of the advances made and expenses incurred. Because the timing of the issuance and approval of any bonds is subject to considerable uncertainty, any potential reimbursable costs for the construction of public improvements, including construction support activities and project management fees, are initially capitalized in Land development inventories. If the bonds have not been approved and issued prior to the sale of the lots serviced by the public improvements, the costs are expensed through Land development construction costs when the lots are sold consistent with other construction related costs. If bonds ultimately are issued, upon receipt of reimbursements by the Company, the Company records the reimbursements received as Other income to the extent that costs have previously been expensed and reduces Land development inventories by any remaining reimbursables received. The Company submits specific costs for reimbursement to the Sky Ranch CAB. If reimbursable costs received exceed actual expenses incurred by the Company for the cost of the public improvements, they are recorded as Other income as received.

Subsequent to August 31, 2020, we announced the second phase at Sky Ranch. The second phase will be platted for nearly 900 lots, for which we plan to begin development activities before the end of calendar 2020.  Subsequent to August 31, 2020, we entered into contracts with four home builders (Melody Homes (a wholly-owned subsidiary of DR Horton), KB Homes, Meritage Homes and Challenger Homes), to sell 789 finished lots, on which the home builders will construct both attached and detached homes. We are retaining the remaining 100+ lots for future uses. The total sales price for the 789 lots contracted for is $63.4 million, subject to price escalations depending on development timing. The remaining lots held for future use, assuming comparable lot prices to the contracted prices and excluding escalations, would result in a total sales value for the second filing of $72.6 million. Our preliminary total cost estimates for developing the nearly 900 lots is $65.6 million. We believe that more than $48.0 million of this amount will be spent on public improvements that will be eligible for reimbursement by the Sky Ranch CAB subject to the conditions described above.

As of August 31, 2020, our Sky Ranch land assets under development, shown as Land development inventories on our balance sheet, have a carrying value of $481,500. Because per lot sales prices are increasing, per lot costs are not anticipated to increase materially, and we are continuing to actively develop the land, there are no indications of impairment.

Other Assets

In fiscal 2020, we assessed the recoverability of our 13,900 acres of mineral interests in the Arkansas River Valley in southeastern Colorado. We determined that it appears more likely than not that the carrying value of our Arkansas River Valley mineral rights is not recoverable as of August 31, 2020. As a result, we recorded a non-cash impairment charge of $1.4 million. The charge was recorded as a Non-cash mineral interest impairment charge in the consolidated statements of operations and comprehensive income included in Part II, Item 8 of this Annual Report.

Fair Value Estimates

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. We generally use a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value. The fair value of the investment securities is based on the values reported by the financial institutions where the funds are held. These securities include only federally insured certificates of deposit and U.S. treasuries. See Note 3 – Fair Value Measurements to the accompanying consolidated financial statements.

Share-based Compensation

We estimate the fair value of share-based payment awards made to key employees and directors on the date of grant using the Black-Scholes option-pricing model. We then expense the fair value over the vesting period of the grant using a straight-line expense model. The fair value of share-based payments requires management to estimate or calculate various inputs such as the volatility of the underlying stock, the expected dividend rate, the estimated forfeiture rate, and an estimated life of each option. We do not expect any forfeiture of option grants; therefore, the compensation expense has not been reduced for estimated forfeitures. These assumptions are based on historical trends and estimated future actions of option holders and may not be indicative of actual events, which may have a material impact on our financial statements. For further details on share-based compensation expense, see Note 8 – Shareholders’ Equity to the accompanying consolidated financial statements.

Results of Operations

Executive Summary of Results of Operations

The results of our operations for the fiscal years ended August 31, 2020 and 2019 were as follows:

			Change
			2020 versus 2019
	2020	2019		$	%
Millions of gallons of water delivered	76.2	356.3	(280.1)		(79%)
Municipal water usage revenues	$524,000	$318,200	$205,800		65%
Oil and gas water usage revenues	512,800	4,238,400	(3,725,600)		(88%)
Total metered water usage revenues	$1,036,800	$4,556,600	$(3,519,800)		(77%)

Water delivery operating costs incurred (excluding depreciation and depletion)	(804,100)	(1,502,400)	698,300		46%
Gross margin for delivering water	$232,700	$3,054,200	$(2,821,500)		(92%)
Gross margin % for delivering water	22%	67%

Wastewater treatment revenues	$95,800	$35,800	$60,000		168%
Operating costs to treat wastewater	(200,000)	(28,000)	(172,000)		614%
Gross margin for treating wastewater	$(104,200)	$7,800	$(112,000)		(1,436%)
Gross margin % for treating wastewater	(109%)	22%

Lot sales revenue	$18,934,400	$11,956,000	$6,978,400		58%
Lot development construction costs incurred	(15,869,600)	(11,305,000)	(4,564,600)		40%
Gross margin on selling lots	$3,064,800	$651,000	$2,413,800		371%
Gross margin % on selling lots	16%	5%

Water and wastewater tap revenue	$5,641,000	$3,642,500	$1,998,500		55%

General and administrative expenses	$4,249,300	$3,106,500	$1,142,800		37%

Non-cash mineral rights impairment charge	$1,425,500	$—	$1,425,500		—

Other income	$7,405,800	$529,300	$6,876,500		1,299%

Net income	$6,750,400	$4,811,100	$1,939,300		40%

Changes in Revenues and Gross Margin

Water Usage Revenues and Margins – Our water deliveries decreased 79% in fiscal 2020 compared to fiscal 2019. Water revenues decreased 77% in fiscal 2020 compared to fiscal 2019 and our gross margin % dropped from 67% to 22%. These changes were primarily due to a 100% decline in demand for water used by oil and gas companies for hydraulic fracturing of oil wells, which was partially offset by the increase in water used due to the sale of homes at Sky Ranch.  Due to the increase in water sales at Sky Ranch, municipal water delivered increased by 29%.

Water Usage Revenue Summary

The following table details the sources of our water sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for fiscal 2020 and fiscal 2019.

	2020			2019
Customer Type	Sales (in thousands)	kgal	Average per kgal	Sales (in thousands)	kgal	Average per kgal
On-Site	$153.8	16,010.8	$9.61	$180.4	28,925.7	$6.24
Export-Commercial	78.3	7,226.1	10.84	68.0	7,350.7	9.25
Wild Pointe	100.3	25,235.2	3.97	62.9	21,113.9	2.98
Sky Ranch	191.6	26,828.5	7.14	7.0	901.7	7.76
Industrial (1)	87.0	927.9	93.76	4,238.3	298,014.0	14.22
	$611.0	76,228.4	$8.02	$4,556.6	356,306.0	$12.79

(1) Industrial water revenue does not include $425,800 of industrial water revenue recognized due to a pre-paid water agreement that was forfeited by the customer because it was not able to use the water within 12 months of the invoice date.

Wastewater Treatment Revenues – Our wastewater treatment revenues increased 168% in fiscal 2020 compared to fiscal 2019. The increase in wastewater revenues is a result of the wastewater service provided to customers at Sky Ranch. In fiscal 2019, wastewater revenues were only recognized from one commercial customer. Wastewater revenue fluctuations result from demand changes from our customers.

Water and Wastewater Tap Fees Revenues – We sold 188 water and wastewater taps at Sky Ranch and 13 water taps at Wild Pointe during fiscal 2020, which generated revenues of $5.6 million. We sold 113 water and wastewater taps at Sky Ranch, one commercial water tap and six residential water taps at Wild Pointe during fiscal 2019, which generated revenues of $3.6 million. We have 202 water and wastewater taps remaining to be sold in the first phase of the development at Sky Ranch, which we believe will be sold in our fiscal 2021.

Land Development Revenues – We broke ground on our first phase of Sky Ranch in March 2018. As of August 31, 2020, we completed construction on all 506 lots and delivered and received payment for 483 finished lots to home builders. We delivered the remaining lots on November 3, 2020.  During fiscal 2020 and 2019, we received $16.6 million and $15.6 million in lot sale proceeds, for a total of $35.1 million since development started. During fiscal 2020 and 2019, we recognized revenues of $18.9 million and $12.0 million using both the over time and point in time accounting methods. Additionally, we have substantially completed improvements (including over lot grading, water, sewer, and storm water), off-site improvements (including drainage), and our entry roadway (Monahan Road), for the remaining lots, and carry those investments, totaling $481,500 in Land development inventories in our financial statements. As of October 31, 2020, the builders have sold 315 homes at Sky Ranch. Based on current sales rates, we believe the initial filing at Sky Ranch will be sold out before the end of calendar 2021.

We act as the project manager and provide all services required to deliver eligible improvements for the Sky Ranch CAB. For these services, we charge a five percent (5%) project management fee calculated on actual construction of Sky Ranch CAB eligible reimbursable improvements. No payment is required of the Sky Ranch CAB for project management fees unless and until the Sky Ranch CAB and/or Sky Ranch Districts issue bonds in an amount sufficient to pay us for all or a portion of the project management fees. Because it is uncertain if bonds will be issued and when we will receive payment, we defer recognition of project management fee income from the Sky Ranch CAB until the issuance of the bonds is certain. Once issuance of the bonds and payment to us is certain, the portion of the project management fees repaid will be recognized as revenue. As of August 31, 2020, we have deferred recognition of $1.5 million in project management fees.

General and Administrative Expenses

The table below details significant items, and changes, included in our General and Administrative Expenses (“G&A Expenses”) as well as the impact that share-based compensation has on our G&A Expenses for the fiscal years ended August 31, 2020 and 2019, respectively.

Summary of G&A Expenses

			Change
			2020 versus 2019
	2020	2019	$	%
Significant G&A Expense items:
Salary and salary-related expenses	$2,362,300	$1,530,700	$831,600	54%
Share-based compensation	517,000	336,200	180,800	54%
Professional fees	498,500	458,200	40,300	9%
Fees paid to directors and D&O insurance	194,100	199,900	(5,800)	(3)%
Corporate insurance	71,800	52,700	19,100	36%
Public entity-related expenses	125,100	118,400	6,700	6%
Consulting fees	40,000	24,400	15,600	64%
All other combined	440,500	386,000	54,500	14%
G&A Expenses as reported	$4,249,300	$3,106,500	$1,142,800	37%

Salary and Salary-Related Expenses – Salary and salary-related expenses increased by 54% for fiscal 2020 as compared to fiscal 2019. The increase in fiscal 2020 compared to fiscal 2019 was the result of the increase from 29 to 31 employees to manage the development of our Sky Ranch property and our water and wastewater systems. Additionally, we hired a Chief Financial Officer in April 2020 to help oversee the accounting, finance, IT, and operations teams, and help implement strategic goals for our continued growth. Other increases include higher incentive pay related to achieving development and financial goals, increased benefit costs, payroll taxes and the addition of an employer match for our 401(k) plan. Share-based compensation expense increased 54% for fiscal 2020 compared to fiscal 2019 as a result of an unrestricted stock grant to non-employee board members and an increase in the fair value of stock option grants to employees.

Professional Fees (mainly legal and accounting fees) – Professional fees increased 9% for fiscal 2020 compared to fiscal 2019. The increase was primarily the result of higher accounting fees due to fees related to tax services and higher professional fees related to business development.

Fees Paid to Our Board of Directors and Directors and Officers Insurance – Fees for our board in fiscal 2020 include $67,900 for premiums related to our directors and officers insurance policy (this amount increased by $6,800 from fiscal 2019). The remaining fiscal 2020 fees of $126,200 represent amounts earned by our board members for annual service, meeting attendance fees and travel expenses, which were lower than in fiscal 2019 due to fewer board meetings in fiscal 2020 and less travel expenses due to remote attendance in some instances because of COVID 19. Fees for our board in fiscal 2019 include $61,100 for premiums related to our directors and officers insurance policy. The remaining fiscal 2019 fees of $138,800 represent amounts earned by our board members for annual service, meeting attendance fees and travel expenses.

Corporate Insurance – We maintain policies for general liability insurance, workers’ compensation insurance, and casualty insurance to protect our assets. Insurance expense fluctuates based on the number of employees and premiums associated with insuring our water systems.

Public Entity-Related Expenses – Costs associated with being a corporation and costs associated with being a publicly traded entity consist primarily of XBRL and EDGAR conversion fees, stock exchange fees, and press releases. These costs fluctuate from year to year.

Consulting Fees – Consulting fees for fiscal 2020 consisted of $17,100 for information technology services, $16,500 for business development services and $6,400 for board advisory services related to the development of the Sky Ranch water agreements. Consulting fees for fiscal 2019 consisted of $4,000 for employee recruiting fees and other services, $11,600 for information technology services and $8,800 for board advisory services related to the development of the Sky Ranch water agreements.

Other Expenses – Other expenses include typical operating expenses related to the maintenance of our office, business development, travel, property taxes, and funding provided to the Rangeview District and the Sky Ranch Districts. Other expenses increased 14% during fiscal 2020 compared to fiscal 2019. The changes were primarily the result of the timing of various expenses and increased staffing.

Non-cash mineral rights impairment charge – Non-cash mineral rights impairment charge includes an impairment recorded for $1.4 million as a result of the Company impairing its Arkansas Valley, Colorado mineral rights.  No impairment of long-lived assets were recorded in fiscal 2019.

Other Income and Expense Items

			Change
	For the Fiscal Years Ended August 31,		2020 versus 2019
	2020	2019		$	%
Other income items:
Reimbursement of construction costs - related party	$6,275,500	$—	$6,275,500		100%
Oil and gas lease income, net	$247,000	$55,700	$191,300		343%
Oil and gas royalty income, net	$669,000	$148,300	$520,700		351%
Interest income	$178,600	$298,600	$(120,000)		(40)%
Other	$35,700	$26,600	$9,100		(34)%

Reimbursement of construction costs (related party) – On November 19, 2019, the Sky Ranch CAB sold tax-exempt, fixed rate senior bonds in the aggregate principal amount of $11,435,000 and tax-exempt, fixed-rate subordinate bonds in the aggregate principal amount of $1,765,000 (collectively, the “Bonds”). Upon the sale of the Bonds approximately $10.5 million of the net proceeds from the Bonds were used to partially reimburse us for advances we made to the Sky Ranch CAB pursuant to the Sky Ranch FFAA to fund the construction of public improvements to the Sky Ranch property. The remaining gross proceeds from the issuance of the bonds, $2.7 million were retained by the Sky Ranch CAB in order to pay certain bond issuance costs and provide for debt service through 2021, when the Sky Ranch CAB expects to generate enough revenue through property taxes to repay bond holders. Of the amounts we received, $4.2 million reduced the remaining capitalized expenses in Land development inventories and $6.3 million was recognized as Income from reimbursement of construction costs (related party). The Company has no obligation for repaying the bonds in the event the Sky Ranch CAB defaults on repaying the bond holders.

Oil and gas lease income – The $247,000 and $55,700 of oil and gas lease payments recognized in fiscal 2020 and fiscal 2019 include the recognition of $55,700 in both fiscal 2020 and 2019 for the deferred up-front payment of $167,200 that we received in October 2017 in connection with the Bison Lease, which payment is being recognized in income over the three year term of the Bison Lease, and the recognition of $191,300 in fiscal 2020 of the deferred up-front payment of $573,700 that we received in July 2019 for the OGOA giving the operator of the Sky Ranch O&G Lease (defined below) right to access 16 acres for an oil and gas pad site for three years through July 2022.

Oil and gas royalty income – Oil and gas royalty income represents amounts we receive pursuant to the Sky Ranch O&G Lease as royalties for well production from the six wells in our mineral estate at Sky Ranch. Pursuant to the Sky Ranch O&G Lease, we receive 20% of the income generated by each well (after payment of taxes by the oil and gas company). During the years ended August 31, 2020 and 2019, the six wells drilled on our property produced 413,700 and 50,600 barrels of oil, respectively, resulting in oil and gas royalty income of $669,000 and $148,300, respectively.

The wells produce oil, gas, and natural gas liquids, which are hydrocarbons in the same family of molecules as natural gas and crude oil, composed exclusively of carbon and hydrogen.

Interest Income – Interest income represents interest earned on investment of capital in cash equivalents or debt securities and interest accrued on the notes receivable from the Rangeview District. The lower level of interest income in fiscal 2020 compared to fiscal 2019 was primarily attributable to interest rates on investments and timing of the maturity of the investments.

Liquidity, Capital Resources and Financial Position

At August 31, 2020, our working capital, defined as current assets less current liabilities, was $19.8 million, which includes $21.8 million in cash and cash equivalents. We believe that as of August 31, 2020, and as of the date of the filing of this Annual Report on Form 10-K, we had and have sufficient working capital to fund our operations for the next 12 months. We have substantially completed the work required to deliver all lots under contract in the first filing at Sky Ranch and are in the permitting process for the next filing at Sky Ranch. We estimate the cost to finish the nearly 900 lots expected to be platted in the second filing at Sky Ranch to be approximately $65.6 million. Of this, we estimate we will spend up to $15.0 million during fiscal 2021, and we anticipate receiving approximately $12.0 million in milestone payments from the homebuilders over the same period. Due to staffing shortages at Arapahoe County and the disruption to its operations caused by COVID-19, permitting is taking longer than normal, but we do anticipate having permits and beginning construction of the next phase of development before the end of calendar 2020. We believe we can fund such capital expenditures from cash and cash equivalents on hand and phased payments from our lot sales agreements.

ECCV Capacity Operating System

In May 2012, we entered into an agreement to operate and maintain certain wells and transmission lines, the ECCV facilities, allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our cost associated with the use of the ECCV system is a flat monthly fee of $8,000 per month from January 1, 2013 through December 31, 2020, which decreases to $3,000 per month from January 1, 2021 through April 30, 2032. Additionally, we pay a fee per 1,000 gallons of water produced from ECCV’s system, which is included in the water usage fees charged to customers. In addition, the ECCV system costs us approximately $5400 per month to maintain.

South Metropolitan Water Supply Authority and WISE

SMWSA is a municipal water authority in the State of Colorado organized to pursue the acquisition and development of new water supplies on behalf of its members, including the Rangeview District. Pursuant to certain agreements with the Rangeview District, we agreed to provide funding to the Rangeview District in connection with its membership in the SMWSA. In July 2013, the Rangeview District, together with nine other SMWSA members, formed an SMWA to enable its members to participle in a cooperative water project known as WISE and entered into an agreement that specifies each member’s pro rata share of WISE and the members’ rights and obligations with respect to WISE. On December 31, 2013, SMWA, Denver Water, and Aurora Water entered into the Amended and Restated WISE Partnership – Water Delivery Agreement, which provides for the purchase of certain infrastructure (pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among Rangeview District and the other nine members of the SMWA from Denver Water and Aurora Water. We have entered into a financing agreement that obligates us to fund the Rangeview District’s cost of participating in WISE. During the years ended August 31, 2020 and 2019, we provided $2.8 million and $1.5 million, respectively, of financing to the Rangeview District to fund its obligation to purchase WISE water rights and pay for operational and construction charges. Ongoing funding requirements are dependent on operational and overhead costs of SMWA and the construction activities. We anticipate that we will be investing an additional $1.1 million in 2021 and $7.5 million in total for the fiscal years 2022 through 2025 to fund the Rangeview District’s obligation to purchase infrastructure for WISE, its obligations related to SMWSA, and the construction of a connection to the WISE system. In exchange for funding the Rangeview District’s obligations in WISE, we will have the sole right to use and reuse the Rangeview District’s 9% share of the WISE water and infrastructure to provide water service to the Rangeview District’s customers and to receive the revenue from such service.

Summary Cash Flows

			Change
	For the Fiscal Years Ended August 31,		2020 versus 2019
	2020	2019		$	%
Cash provided (used) by:
Operating activities	$20,720,100	$3,530,500	$17,189,600		487%
Investing activities	$(3,445,500)	$(10,803,800)	$7,358,300		(68)%
Financing activities	$44,800	$186,200	$(141,400)		(76)%

Changes in Operating Activities – Operating activities include amounts we receive from the sale of wholesale water and wastewater services, costs incurred in the delivery of those services, the sale of lots, the costs incurred in completing and delivering finished lots, and G&A Expenses.

Cash provided by operations in fiscal 2020 increased $17.2 million as compared to fiscal 2019, which is primarily due to the reimbursement of capitalized costs of $10.5 million partially recorded in Land development inventories, the collection of up-front deferred oil and gas payments of $1.6 million, receipt of water and wastewater tap fees, receipt of lot sale proceeds, timing differences on payments of payables and accrued liabilities along with an increase in net income of $1.9 million. Cash provided by operations in fiscal 2019 consisted primarily of payments received relating to milestone payments from two builders at Sky Ranch that had been deferred, an upfront payment for industrial water and a payment for the OGOA that had been deferred, offset by increases in inventories related to the construction activities of Sky Ranch, and the payment of approximately $1.0 million for a collateral deposit paid to Arapahoe County in connection with the grading, erosion and sediment control permit application for Sky Ranch, coupled with the increase in net income due primarily to recognized revenue from water and wastewater tap fees of $3.5 million.

Changes in Investing Activities – Investing activities in fiscal 2020 consisted of the sale and maturity of debt securities of $6.9 million offset by the purchase of $1.7 million in securities, the investment in our land and water system of $8.0 million, and the purchase of equipment of $586,000. Investing activities in fiscal 2019 consisted of the sale and maturity of debt securities of $56 million offset by the purchase of $52 million in securities, the investment in our water system of $14.1 million, and the purchase of equipment of $354,000.

Changes in Financing Activities – Financing activities in 2020 consisted of proceeds from the exercise of stock options of $49,200, offset by a payment to contingent liability holders of $4,400. Financing activities in 2019 consisted of proceeds from the exercise of stock options of $193,100, offset by a payment to contingent liability holders of $6,900.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist entirely of the contingent portion of the Comprehensive Amendment Agreement No. 1 (the “CAA”), which is $647,200, as described in Note 5 – Participating Interests in Export Water to the accompanying consolidated financial statements. The contingent liability is not reflected on our balance sheet because the obligation to pay the CAA is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.

Recently Adopted and Issued Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to the accompanying consolidated financial statements for recently adopted and issued accounting pronouncements.

Item 7A – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Pure Cycle Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pure Cycle Corporation (the “Company”) as of August 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended August 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boulder, CO
November 10, 2020

PURE CYCLE CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS:	August 31, 2020	August 31, 2019
Current Assets:
Cash and cash equivalents	$21,797,358	$4,478,020
Short-term investments	—	5,188,813
Trade accounts receivable, net	1,123,740	1,099,631
Prepaid expenses and deposits	1,000,617	1,016,751
Land development inventories	481,451	11,613,112
Income taxes receivable	1,588,035	141,410
Total current assets	25,991,201	23,537,737

Investments in water and water systems, net	55,086,743	50,270,310
Land and mineral interests	4,914,880	5,104,477
Other assets	2,043,429	1,945,202
Notes receivable – related parties, including accrued interest	1,078,596	988,381
Deferred tax asset	—	1,283,246
Long-term land investment	450,641	450,641
Operating leases - right of use assets, less current portion	195,566	—
Income taxes receivable	—	141,410
Total assets	$89,761,056	$83,721,404

LIABILITIES:
Current liabilities:
Accounts payable	179,718	170,822
Accrued liabilities	1,390,949	1,097,922
Accrued liabilities - related parties	1,212,404	2,330,496
Deferred revenues	1,635,443	3,991,535
Deferred oil and gas lease and water sales payment	1,800,068	706,464
Total current liabilities	6,218,582	8,297,239

Deferred oil and gas lease and water sales payment, less current portion	165,012	360,884
Participating Interests in Export Water Supply	327,718	332,140
Deferred tax liability	885,632	—
Lease obligations - operating leases, less current portion	120,285	—
Total liabilities	7,717,229	8,990,263

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B – par value $.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	433	433
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 23,856,098 and 23,826,598 shares issued and outstanding, respectively	79,525	79,427
Additional paid-in capital	172,926,538	172,360,413
Accumulated other comprehensive income	—	3,891
Accumulated deficit	(90,962,669)	(97,713,023)
Total shareholders’ equity	82,043,827	74,731,141
Total liabilities and shareholders’ equity	$89,761,056	$83,721,404

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Fiscal Years Ended August 31,
	2020	2019
Revenues:
Metered water usage from: Municipal customers	$524,060	$318,199
Industrial - Oil and gas operations	512,772	4,238,334
Wastewater treatment fees	95,810	35,818
Lot sales	18,934,400	11,955,989
Water and wastewater tap fees	5,641,020	3,642,548
Other	147,153	170,621
Total revenues	25,855,215	20,361,509

Expenses:
Water service operations	(804,080)	(1,502,370)
Wastewater service operations	(199,962)	(28,020)
Land development construction costs	(15,869,547)	(11,304,962)
Other	(70,408)	(140,118)
Depletion and depreciation	(1,367,160)	(968,229)
Total cost of revenues	(18,311,157)	(13,943,699)
Gross profit	7,544,058	6,417,810

General and administrative expenses	(4,249,315)	(3,106,547)
Non-cash mineral interest impairment charge	(1,425,459)	—
Depreciation	(355,909)	(312,602)
Operating income	1,513,375	2,998,661

Other income:
Reimbursement of construction costs - related party	6,275,500	—
Oil and gas lease income, net	246,962	55,733
Oil and gas royalty income, net	669,033	148,327
Interest income	178,554	298,605
Other	35,723	26,627
Net income before taxes	8,919,147	3,527,953
Income tax (expense) benefit	(2,168,793)	1,283,195
Net income	$6,750,354	$4,811,148
Unrealized holding losses	(3,891)	(62,556)
Total comprehensive income	$6,746,463	$4,748,592
Earnings per common share:
Basic	$0.28	$0.20
Diluted	$0.28	$0.20
Weighted average common shares outstanding:
Basic	23,845,015	23,795,973
Diluted	24,061,612	24,002,836

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
August 31, 2018 balance:	432,513	433	23,764,098	79,218	171,831,293	66,446	(102,524,171)	69,453,219
Share-based compensation	—	—	—	—	336,228	—	—	336,228
Exercise of options	—	—	62,500	209	192,892	—	—	193,101
Net income	—	—	—	—	—	—	4,811,148	4,811,148
Unrealized holding losses on investments	——	—	—	—	—	(62,556)	—	(62,556)
August 31, 2019 balance:	432,513	433	23,826,598	79,427	172,360,413	3,891	(97,713,023)	74,731,141
Share-based compensation	—	—	—	—	367,624	—	—	367,624
Exercise of options	—	—	17,500	58	49,141	—	—	49,199
Unrestricted stock issue	—	—	12,000	40	149,360	—	—	149,400
Net income	—	—	—	—	—	—	6,750,354	6,750,354
Unrealized holding losses on investments	—	—	—	—	—	(3,891)	—	(3,891)
August 31, 2020 balance:	432,513	$433	23,856,098	$79,525	$172,926,538	$—	$(90,962,669)	$82,043,827

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended August 31,
	2020	2019
Cash flows from operating activities:
Net income	$6,750,354	$4,811,148
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation expense	517,024	336,228
Depreciation and depletion	1,723,069	1,280,830
Recovery of doubtful accounts	—	(37,233)
Investment in Well Enhancement and Recovery Systems LLC	11,730	6,601
Interest income and other non-cash items	(175)	(420)
Interest added to receivable from related parties	(45,556)	(41,776)
Deferred income taxes	2,168,878	(1,284,066)
Proceeds from Sky Ranch CAB reimbursement applied to land development inventories	4,229,501	—
Non-cash mineral interest impairment charge	1,425,459	—
Changes in operating assets and liabilities:
Land development inventories	6,487,689	(5,018,452)
Trade accounts receivable	(24,109)	4,870
Prepaid expenses and other assets	91,195	(700,063)
Note receivable – related parties	(44,659)	(40,406)
Accounts payable and accrued liabilities	192,057	(368,456)
Income taxes	(1,305,215)	—
Deferred revenues	(2,353,591)	3,630,485
Deferred income – oil and gas lease and water sales payment	897,732	951,237
Lease obligations - operating leases	(1,291)	—
Net cash provided by operating activities	20,720,092	3,530,527

Cash flows from investing activities:
Investments in water, water systems and land	(8,044,059)	(14,106,724)
Sales and maturities of marketable securities	6,905,157	55,697,933
Purchase of marketable securities	(1,720,234)	(52,040,964)
Purchase of property and equipment	(586,396)	(353,995)
Net cash used by investing activities	(3,445,532)	(10,803,750)

Cash flows from financing activities:
Proceeds from exercise of options	49,199	193,101
Payment to contingent liability holders	(4,421)	(6,896)
Net cash provided by financing activities	44,778	186,205

Net change in cash and cash equivalents	17,319,338	(7,087,018)
Cash and cash equivalents – beginning of year	4,478,020	11,565,038
Cash and cash equivalents – end of year	$21,797,358	$4,478,020

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Land development inventories included in accounts payable and accrued liabilities	$985,130	$1,399,602
Investments in water, water systems and land included in accounts payable and accrued liabilities	$260,649	$930,895
Transfer of income taxes to income taxes receivable	$—	$282,820
Income taxes paid, net of refunds	$1,022,310	$—

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2020 and 2019
NOTE 1 – ORGANIZATION

Pure Cycle Corporation (the “Company”) was incorporated in Delaware in 1976 and reincorporated in Colorado in 2008. The Company operates in two business segments: (i) wholesale water and wastewater services and (ii) land development. The Company has accumulated valuable water and land interests over the past 30 years and has developed an extensive network of wholesale water production, storage, treatment and distribution systems, and wastewater collection and treatment systems which serve domestic, commercial and industrial customers in the Denver metropolitan region. The Company’s land assets are located along the active and high-profile I-70 corridor in the Denver metropolitan region. Through its land development segment, the Company is developing Sky Ranch, a 930 acre master planned community located four miles south of Denver International Airport. Sky Ranch is planned to include a mix of 3,200 single-family and multifamily residential units and over two million square feet of commercial, retail, and industrial space.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Pure Cycle Corporation and its wholly-owned and controlled subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

On March 27, 2020, Congress enacted the CARES Act to provide financial relief due to the outbreak of a novel strain of the coronavirus (“COVID-19”). The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company does not believe there will be any material impacts to its financial statements because of the CARES Act.

On April 17, 2020, the Company entered into a $390,000 note payable to Central Bank & Trust part of Farmers & Stockmens Bank, pursuant to the Paycheck Protection Program (“PPP Loan”) under the CARES Act. On May 13, 2020, the Company returned the entire outstanding balance of $390,278, inclusive of interest. The interest was waived by Central Bank & Trust.

Reclassifications

Certain reclassifications have been made to the financial statements to conform to the consolidated 2020 financial statement presentation. These reclassifications had no effect on net earnings or cash flows previously reported.

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company’s cash equivalents are comprised entirely of money market funds maintained at a reputable financial institution and U.S. Treasury debt securities. The Company had no cash equivalents as of August 31, 2020. At various times during the fiscal year ended August 31, 2020, the Company’s main operating account exceeded federally insured limits. To date, the Company has never suffered a loss due to such excess balance.

Contract Asset

Contract assets reflect revenue which has been earned but not yet invoiced. Contract assets are transferred to receivables when the Company has the right to bill such amounts and they are invoiced. Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required.

Investments

Management determines the appropriate classification of investments in marketable securities at the time of purchase and reevaluates such determinations each reporting period.

Marketable securities the Company does not have the positive intent or ability to hold to maturity, including certificate of deposits and U.S. Treasury debt securities, are reported at their fair value. Changes in value of such securities are recorded as a component of Accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. As of August 31, 2020, the Company held no marketable securities.

Land Development Inventories

Land development inventories primarily include land held for development and sale stated at cost. The Company began developing its Sky Ranch property in 2018. Capitalized lot development costs at Sky Ranch are costs incurred to construct finished lots that meet the Company’s capitalization criteria for improvements to a lot and are capitalized as incurred. The Company capitalizes certain legal, engineering, design, permitting, land acquisition, and construction costs related to the development of lots at Sky Ranch. The Company uses the specific identification method for purposes of accumulating land development costs and allocates costs to each lot to determine the cost basis for each lot sale. The Company records all land cost of sales when a lot is completed and sold on a lot-by-lot basis. Costs included in Land Development Inventories include common area costs the Company funded through the Sky Ranch Community Authority Board (the “Sky Ranch CAB”). The Company believes these costs will be reimbursable by the Sky Ranch CAB. The Company will record any reimbursements as a reduction of capitalized costs remaining in Land Development Inventories once the Sky Ranch CAB has reimbursed the costs (i.e., once the Sky Ranch Districts and/or the Sky Ranch CAB has issued bonds).

The Company measures land held for sale at the lower of the carrying value or net realizable value. In determining net realizable value, the Company primarily relies upon the most recent comparable sales prices. If recent sales prices are not available, the Company will consider several factors, including, but not limited to, current market conditions, nearby recent sales transactions, and market analysis studies. If the net realizable value is lower than the current carrying value, the land is written down to its net realizable value.

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

Trade Accounts Receivable – The Company records accounts receivable net of allowances for uncollectible accounts and the carrying values approximate fair value due to the short-term nature of the receivables.

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

Notes Receivable – Related Parties – The carrying amounts of the Notes receivable – related parties (including with the Rangeview Metropolitan District (the “Rangeview District”) and the Sky Ranch CAB) approximate their fair value because the interest rates on the notes approximate market rates.

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

Trade Accounts Receivable

The Company records accounts receivable net of allowances for uncollectible accounts. The Company has not recorded an allowance for uncollectible accounts in receivables from continuing operations for either of the periods ended August 31, 2020 or 2019. The allowance for uncollectible accounts was determined based on a specific review of all past due accounts.

Long-Lived Assets Impairment Loss

The Company evaluates its long-lived assets for impairment at least annually or more frequently if the Company believes events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s assumptions and market conditions. If any of its long-lived assets are deemed to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The impairment testing of long-lived assets during fiscal 2020 resulted in $1.4 million impairment charge for the Arkansas Valley mineral rights, as described below.

As of August 31, 2020, the Company assessed the recoverability of its Arkansas Valley mineral rights. The Company determined the carrying value of these mineral rights is not recoverable. As a result, the Company recorded an impairment charge of $1.4 million. The charge was recorded in Non-cash mineral asset impairment charge in the consolidated statements of operations and comprehensive income for fiscal 2020. There was no impairment for the Arkansas Valley mineral rights long-lived asset in fiscal 2019.

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

The Company depletes its water assets that are being utilized based on units produced (i.e., thousands of gallons sold) divided by the total volume of water adjudicated in the water decrees.

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

Water and Wastewater Segment Revenues

The Company generates revenues through its wholesale water and wastewater business predominantly from the items identified below. Because these items are separately delivered and distinct, the Company accounts for each of the items separately, as described below.

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

The Company also sells raw water for industrial uses to oil and gas companies during drilling processes (referred to as “O&G operations”). O&G operations revenues are recognized at a point in time upon delivering water to the customer, unless other special arrangements are made.

The Company delivered 76.2 million and 356.3 million gallons of water to customers during the years ended August 31, 2020 and 2019. Of this, 1% and 84% was used for O&G operations.

The Company recognizes wastewater treatment revenues monthly based on a flat monthly fee and actual usage charges. The monthly wastewater treatment fees are shown net of amounts retained by the Rangeview District. Costs of delivering water and providing wastewater service to customers are recognized as incurred.

Water and wastewater tap fees and construction fees/special facility funding – The Company has various water and wastewater service agreements, components of which may include payment of tap fees. A tap constitutes a right to connect to the wholesale water and wastewater systems through a service line to a residential or commercial building or property, and once granted, the customer may make a physical tap into the wholesale line(s) to connect its property for water and/or wastewater service. The right stays with the property. The Company has no obligation to physically connect the property to the lines. Once connected to the water and/or wastewater systems, the customer has live service to receive metered water deliveries from the Company’s system and send wastewater into the Company’s system. Thus, the customer has full control of the connection right as it can obtain all the benefits from this right. As such, management has determined that tap fees are separate and distinct performance obligations that are recognized at a point in time.

The Company recognizes water and wastewater tap fee revenues at the time the Company grants a right for the customer to connect to the water or wastewater service line to obtain service, and the customer pays the tap fee. During the years ended August 31, 2020 and 2019, the Company recognized $4,758,700 and $3,116,100 of water tap fee revenues. The water tap fees recognized are based on the amounts billed by the Rangeview District to customers, after deduction of royalties due to the Land Board for water taps, if applicable, and net of amounts paid to third parties pursuant to the CAA as further described in Note 7 – Long-Term Obligations and Operating Lease.

During the years ended August 31, 2020 and 2019, the Company recognized $882,300 and $526,400 of wastewater tap fee revenues.

The Company recognizes construction fees, including fees received to construct “special facilities,” over time as the construction is completed because the customer is generally able to use the property improvement to enhance the value of other assets during the construction period. Special facilities are facilities that enable water to be delivered to a single customer and are not otherwise classified as a typical wholesale facility or retail facility. Temporary infrastructure required prior to construction of permanent water and wastewater systems or transmission pipelines to transfer water from one location to another are examples of special facilities. Management has determined that special facilities are separate and distinct performance obligations because these projects are contracted to construct a specific water and wastewater system or transmission pipeline and typically do not include multiple performance obligations in a contract with a customer. No special facilities revenue was recognized during the fiscal year ended August 31, 2020 or 2019.

As of August 31, 2020 and 2019, the Company had no contract liabilities related to water tap and construction fee/special facility funding revenue.

Consulting fees – The Company receives, typically on a monthly basis, fees from municipalities and area water providers along the I-70 corridor, for contract operations services over time as services are consumed. Consulting fees are recognized monthly based on a flat monthly fee plus charges for additional work performed. During the years ended August 31, 2020 and 2019, the Company recognized $25,700 and $158,600 of consulting fees. During the year ended August 31, 2020, the Company cancelled all but one of its remaining consulting contracts to focus its resources on the Sky Ranch water and wastewater operations and land development. These fees are classified in Other income.

Land Development Segment Revenues

The Company generates revenues through its land development business predominantly from the sources described below. Because these items are separately delivered and distinct, the Company accounts for each of the items separately, as described below.

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

The Company sells lots at Sky Ranch pursuant to distinct agreements with each home builder. These agreements follow one of two formats. One format is the sale of a finished lot, whereby the purchaser pays for a ready-to-build finished lot and the sales price is paid in a lump-sum upon completion of the finished lot that is permit ready. The Company recognizes revenues at the point in time of the closing of the sale of a finished lot in which control transfers to the builder as the transaction cycle is complete and the Company has no further obligations for the lot. During the year ended August 31, 2020, the Company received payment and recognized revenue of $4,911,700 from one home builder in exchange for the delivery of 70 finished lots. During the year ended August 31, 2019, the Company received payment and recognized revenue of $4,053,800 from one home builder in exchange for the delivery of 57 finished lots.

The second format is the sale of finished lots pursuant to a lot development agreement with builders, whereby the Company receives payments in stages that include: (i) payment upon the delivery of platted lots (which requires the Company to deliver deeded title to individual lots), (ii) a second payment upon the completion of certain infrastructure milestones, and (iii) final payment upon the delivery of the finished lot. Ownership and control of the platted lots pass to the builders once the Company closes the sale of the platted lots. Because the builder (i.e., the customer) takes control of the lot at the first closing and subsequent improvements made by the Company improve the builder’s lot as construction progresses, the Company accounts for revenue over time with progress measured based upon costs incurred to date compared to total expected costs. Any revenue in excess of amounts entitled to be billed is reflected on the balance sheet as a contract asset, and amounts received in excess of revenue recognized are recorded as deferred revenue. As of August 31, 2020, the Company had received cumulative payments of $25.6 million under the development agreements relating to 356 lots from two home builders, of which $24.1 million of revenue was recognized over time based on the costs incurred to date compared to total expected costs for full completion of the 356 lots. For the years ended August 31, 2020 and 2019, the Company recognized $14,022,700 and $7,902,200 of lot sales over time. As of August 31, 2020 and 2019, the Company had deferred revenues of $1,635,400 and $3,991,500. The Company does not have any material significant payment terms as all payments are expected to be received within 12 months after the delivery of the platted lot.  The Company adopted the practical expedient for financing components and does not need to account for a financing component of these lot sales as the delivery of lot sales is expected to occur within one year.

Reimbursable Costs for Public Improvements – The Sky Ranch CAB is required to construct certain public improvements, such as water distribution systems, sewer collection systems, storm water systems, drainage improvements, roads, curbs, sidewalks, landscaping, and parks, the costs of which may qualify as reimbursable costs. Pursuant to its agreements with the Sky Ranch CAB (see Note 6 – Related Party Transactions), the Company is obligated to finance this infrastructure. These public improvements are constructed pursuant to design standards specified by the Sky Ranch Districts and/or the Sky Ranch CAB, and, after inspection and acceptance, are turned over to the applicable governmental entity to operate and maintain. As these public improvements are owned and operated on behalf of a governmental entity, they may qualify for reimbursement.

Pursuant to the agreements with the Sky Ranch CAB, the Sky Ranch CAB is not required to make payments to the Company for any advances made by the Company or expenses incurred related to construction of public improvements unless and until the Sky Ranch CAB and/or the Sky Ranch Districts issue bonds in an amount sufficient to reimburse the Company for all or a portion of the advances made and expenses incurred. Because the timing of the issuance and approval of any bonds is subject to considerable uncertainty, any potential reimbursable costs for the construction of public improvements, including construction support activities and project management fees, are initially capitalized in Land development inventories. If the bonds have not been approved and issued prior to the sale of the lots serviced by the public improvements, the costs are expensed through Land development construction costs when the lots are sold consistent with other construction related costs. If bonds ultimately are issued, upon receipt of reimbursements by the Company, the Company records the reimbursements received as Other income to the extent that costs have previously been expensed and reduces Land development inventories by any remaining reimbursables received. The Company submits specific costs for reimbursement to the Sky Ranch CAB. If reimbursable costs received exceed actual expenses incurred by the Company for the cost of the public improvements, they are recorded as Other income as received.

The Company has entered certain funding agreements with the Sky Ranch CAB, which are described in Note 6 – Related Party Transactions. These agreements allow for interest to be accrued on amounts funded by the Company to the Sky Ranch CAB. Due to the uncertainty of collecting the interest (because payment is contingent on the issuance of bonds), interest income is not recognized on the amounts owed by the Sky Ranch CAB until the bonds are issued. As of August 31, 2020, the Company had deferred the recognition of $1,176,300 of interest income on advances made to the Sky Ranch CAB.

On November 19, 2019, the Sky Ranch CAB sold tax-exempt, fixed rate senior bonds in the aggregate principal amount of $11,435,000 and tax-exempt, fixed-rate subordinate bonds in the aggregate principal amount of $1,765,000 (collectively, the “Bonds”). Upon the issuance of the Bonds, the Company received $10.5 million as partial reimbursement for advances the Company made to the Sky Ranch CAB to fund the construction of public improvements to the Sky Ranch property. Of the $10.5 million received by the Company, $6.3 million was recognized as Income from reimbursement of construction costs (related party) in other income and the remaining $4.2 million partially reduced the remaining capitalized costs in Land development inventories.

Project management services – On May 2, 2018, the Company entered into two Service Agreements for Project Management Services (the “Project Management Agreements”) with the Sky Ranch CAB. Pursuant to the Project Management Agreements, the Company acts as the project manager and provides any and all services required to deliver the Sky Ranch CAB-eligible improvements, including but not limited to Sky Ranch CAB compliance; planning design and approvals; project administration; contractor agreements; and construction management and administration. The Company is responsible for all expenses it incurs in the performance of the Project Management Agreements and is not entitled to any reimbursement or compensation except as set forth in the Project Management Agreements, unless otherwise approved in advance by the Sky Ranch CAB in writing. The Company receives a project management fee of five percent (5%) of actual construction costs of Sky Ranch CAB-eligible improvements. The project management fee qualifies as a reimbursable cost to the Company. The project management fee is based only on the actual costs of the improvements; thus, items such as fees, permits, review fees, consultant or other soft costs, and land acquisition or any other costs that are not directly related to the cost of construction of Sky Ranch CAB-eligible improvements are not included in the calculation of the project management fee. Soft costs and other costs that are not directly related to the construction of Sky Ranch CAB-eligible improvements are included in Land development inventories and accounted for in the same manner as construction support activities as described below. Per the Project Management Agreements, no payment is required by the Sky Ranch CAB with respect to project management fees unless and until the Sky Ranch CAB and/or the Sky Ranch Districts have funds or issue municipal bonds in an amount sufficient to reimburse the Company for all or a portion of advances provided or expenses incurred for reimbursables. Due to this contingency, the project management fees are deferred and will not be recognized until bonds are issued by the Sky Ranch Districts and/or the Sky Ranch CAB and the Sky Ranch CAB reimburses the Company for the public improvements. At that point, the portion of the project management fees repaid will be recognized as revenue. As of August 31, 2020, the Company had deferred recognition of $1,464,900 in project management services to the Sky Ranch CAB.

Construction support activities – The Company performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance of the grading erosion and sediment control best management practices and other construction-related services. These activities are invoiced upon completion and are included in Land development inventories and subsequently expensed through Land development construction costs unless or until bonds are issued by the Sky Ranch Districts (as defined in Note 6 – Related Party Transactions) and/or the Sky Ranch CAB and the Sky Ranch CAB reimburses the Company for public improvements. Refer to Reimbursable Costs for Public Improvements above for details on repayment of reimbursable costs. As of August 31, 2020, the Company had invoiced the Sky Ranch CAB $674,800 for construction support activities, which amount was recorded to Land development inventories.

Unpaid reimbursable costs the Company believes are recoverable from the Sky Ranch CAB are recorded to a note receivable from the Sky Ranch CAB. Each reporting period, the Company assesses the collectability of the receivable from the Sky Ranch CAB and the recoverability of the outstanding reimbursable costs to determine if the amounts should be expensed. The following table summarizes all reimbursable costs incurred as of August 31, 2020, payments made from the Sky Ranch CAB and any outstanding reimbursable amounts.

	As of August 31, 2020
	Costs incurred	Reimbursement Received	Net costs incurred
Public Improvements	$26,355,400	$10,505,000	$15,850,400
Accrued interest	1,176,300	—	1,176,300
Project management services	1,464,900	—	1,464,900
Construction support activities	674,800	—	674,800
Total reimbursable costs	$29,671,400	$10,505,000	$19,166,400

The Company believes it will incur an additional $2.3 million through the end of the calendar year 2021 to complete the construction related to public improvements for the initial lots at Sky Ranch. It further believes that it will be reimbursed an additional $18.5 million related to the public improvement costs on this initial filing. Pursuant to the Company’s agreements with the Sky Ranch CAB, no payment is required by the Sky Ranch CAB with respect to reimbursable costs unless and until the Sky Ranch CAB and/or the Sky Ranch Districts have funds or issue municipal bonds in an amount sufficient to reimburse the Company for all or a portion of advances provided or expenses incurred for reimbursables.

The Company evaluated disaggregation of revenue and has determined that no additional disaggregation of revenue is necessary.

Deferred Revenue

In July 2019, the Company received an up-front payment of $573,700 from an Agreement on Locations of Oil and Gas Operations  (the “OGOA”) for a pad site covering approximately 16 acres with the operator of the Sky Ranch O&G Lease (defined below under the heading Oil and Gas Lease Payments), which will be recognized as income on a straight-line basis over three years. If after three years the operator has not spud at least one well on the OGOA, the operator may extend the right to the OGOA one additional year by paying the Company $75,000. The operator may only extend the OGOA for two additional years for a total of five years. The Company recognizes the up-front payments on a straight-line basis over the term of the OGOA. For the years ended August 31, 2020 and 2019, the Company recognized $191,200 and $26,200 of income related to the up-front payments received pursuant to the OGOA. As of August 31, 2020 and 2019, the Company had deferred revenue of $356,300 and $547,500, related to the OGOA.

In September 2017, the Company entered a Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP (the “Bison Lease”). Pursuant to the Bison Lease, the Company received an up-front payment of $167,200 in October 2017, which will be recognized as income on a straight-line basis over the three-year term of the lease. During each of the years ended August 31, 2020 and 2019, the Company recognized lease income of $55,700 related to the up-front payment received pursuant to the Bison Lease. As of August 31, 2020 and 2019, the Company had deferred revenue of $4,700 and $60,400, related to the Bison Lease that will be recognized as income ratably through September 2020.

One of the Company’s industrial water customers provided $2.0 million of advanced water purchase payments to the Company to reserve first-priority water for O&G operations for defined periods through January 2021. The customer is required to use predetermined amounts of water on a predetermined schedule. The Company recognizes revenue based on the amount of water used by the customer in the period the water is used. If the customer does not use the water pursuant to the predetermined use and timing schedules, then the customers first-priority is forfeited. The Company records breakage revenue when it is remote that any future water services will be provided to the customer. In July 2020, the customer failed to use its water pursuant to the predetermined schedule. The customer revised its water usage estimate; therefore, the first of its upfront payments of $425,800 was recognized in Industrial - Oil and gas operations under metered water usage revenues because it was then determined the customer was unable to utilize the first advanced payment, which expired prior to August 31, 2020. As of August 31, 2020 and 2019, the Company had deferred recognition of $1.6 million and $425,800, as a result of these advanced water purchase payments.

The Company has also deferred recognition of lot sale revenues, which are recognized as development progresses.  As of August 31, 2020 and 2019, the Company’s deferred revenues along with the changes in the deferred revenues are as follows:

	August 31, 2020	August 31, 2019
Deferred lot sale revenue	$1,635,443	$3,991,535
Oil and gas lease and water sales payments	1,965,080	1,067,348
Total deferred revenues	$3,600,523	$5,058,883

Changes in deferred revenue were as follows:
	August 31, 2020	August 31, 2019
Balance, beginning of period	$5,058,883	$477,161
Billings	24,643,817	24,998,964
Revenue recognized	(26,102,177)	(20,417,242)
Balance, end of period	$3,600,523	$5,058,883

As of August 31, 2020, one homebuilder at Sky Ranch still has payment obligations to the Company pursuant to a purchase and sale agreement for lots at Sky Ranch. This contracted payment represents revenue that has not yet been fully recognized because revenue is recognized as construction work is completed. At August 31, 2020, the Company had outstanding open contracts for $1.6 million, which relates to the last payment for the sale of the final lots in the first development filing at Sky Ranch, which contractually was payable in December 2020, but was paid on November 3, 2020.

In addition to the deferred revenues recorded on the Company’s consolidated balance sheet, the Company has deferred interest income of $1.2 million and project management revenues of $1.5 million due from the Sky Ranch CAB related to the development at Sky Ranch, which, due to the contingent nature of the payments, are not reflected on the Company’s consolidated balance sheet.

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

Oil and Gas Lease Payments

As further described in Note 4 – Water and Land Assets below, on March 10, 2011, the Company entered into a Paid-Up Oil and Gas Lease (the “Sky Ranch O&G Lease”) and a Surface Use and Damage Agreement that were subsequently purchased by a wholly owned subsidiary of ConocoPhillips Company and recently acquired by Crestone Peak Resources. Six wells have been drilled within the Company’s mineral interest and placed into service (four new wells beginning in fiscal 2020) and are producing oil and gas and accruing royalties to the Company. During the fiscal years ended August 31, 2020, and 2019, the Company received $669,000 and $148,300, in royalties attributable to these six wells. The Company classifies income from lease and royalty payments as Other income in the consolidated statements of operations and comprehensive income as the Company does not consider these arrangements to be an operating business activity. Oil and gas operations, although material in certain years, are deemed a passive activity as the Chief Operating Decision Maker (“CODM”) does not actively allocate resources to these projects; therefore, this is not classified as a reportable segment.

Share-based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company recognizes share-based compensation costs as expenses over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. The Company has released its full valuation allowance on its deferred tax assets as of August 31, 2019. The impact on the income tax provision for the granting and exercise of stock options during the fiscal year ended August 31, 2020, was a tax expense of $80,300. Because the Company had a full valuation allowance on its deferred tax assets as of August 31, 2018, there was a $410,600 deferred tax impact on the 2019 income tax provision as a result of the granting and exercise of stock options.

The Company recognized $517,000 and $336,200 of share-based compensation expenses during the years ended August 31, 2020 and 2019.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company does not have any significant unrecognized tax benefits as of August 31, 2020.

The Company records deferred tax assets and liabilities for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating losses and tax credit carry-forwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Due to continued operating losses, prior to the Company’s fiscal 2019, the Company maintained a valuation allowance on the net deferred tax assets other than Alternative Minimum Tax (“AMT”) credits. During the year ended August 31, 2019, the Company determined it was more likely than not that the Company would realize its deferred tax assets, consisting primarily of net operating loss carryforwards, resulting in the release of the valuation allowance. By releasing the valuation allowance, for the year ended August 31, 2019, the Company recognized a deferred tax benefit of $1,284,100. The Company is required to reassess its conclusions regarding the realization of its deferred tax assets at each financial reporting date.

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2015 through fiscal 2019. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. At August 31, 2020, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended August 31, 2020 or 2019.

Earnings per Common Share

Basic earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding during each period. Diluted earnings per share is computed similarly but reflects the potential dilution that would occur if dilutive options were exercised and all unvested share-based payment awards were vested. As of August 31, 2020 and 2019, the Company included 216,600 and 206,860 stock options in the calculation of diluted earnings per common share as dilutive common stock equivalents using the treasury stock method. As of each August 31, 2020 and 2019, the Company excluded 50,000 stock options from the diluted earnings per common share as their effect is anti-dilutive.

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

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU 2016-02 provides guidance on the recognition, measurement, presentation and disclosure of leases. The new standard supersedes the present GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. This standard is effective for fiscal years beginning after December 15, 2018. The Company adopted the standard effective September 1, 2019, and recorded a right-of-use asset of $258,900 and a lease obligation liability of $252,300.

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

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as The NASDAQ Stock Market. As of August 31, 2020 and August 31, 2019, the Company had no Level 1 assets or liabilities.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. As of August 31, 2020 and 2019, the Company had zero and one Level 2 assets, which consisted of U.S. treasury notes.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. As of August 31, 2020, the Company had two level 3 assets, the right-of-use asset (its operating lease) and the Arkansas Valley mineral rights and one Level 3 liability, the contingent portion of the CAA. As of August 31, 2019, the Company had one level 3 asset, the Arkansas Valley mineral rights and one Level 3 liability, the contingent portion of the CAA. The Company has determined that the contingent portion of the CAA does not have a readily determinable fair value (see Note 5 – Participating Interests in Export Water).

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

The Company’s non-financial assets measured at fair value on a non-recurring basis when assessing recoverability consist entirely of its investments in water and water systems and other long-lived assets. See Note 4 – Water and Land Assets below.

There were no assets or liabilities measured at fair value on a recurring basis as of August 31, 2020.

The following table provides information on the assets and liabilities measured at fair value on a recurring basis as of August 31, 2019:

			Fair Value Measurement Using:
	Fair Value	Cost / Other Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Accumulated Unrealized Gains and (Losses)
U.S. treasuries	$4,996,000	$4,992,100	$—	$4,996,000	$—	$3,900
Total	$4,996,000	$4,992,100	$—	$4,996,000	$—	$3,900

As of August 31, 2019, the Company held a $192,800 certificate of deposit that is not carried at fair value on the consolidated balance sheets because it is classified as a held-to-maturity security. As of August 31, 2020, the Company had no securities it was holding-to-maturity.

Level 3 Assets and Liability.  The Company’s non-financial assets that were required to be remeasured at fair value on a non-recurring basis consist of the operating lease right-of-use asset and the Arkansas Valley mineral rights.

The carrying value of the operating lease right-of-use asset is deemed recoverable based on the present value of the estimated future cash flows using a discount rate commensurate with the risk.

During 2020, as described in Note 2 – Summary of significant Accounting Policies, the Company determined the carrying value of the Arkansas mineral rights was not recoverable and recorded an impairment of $1.4 million. The Company estimated the fair value of the mineral rights using a market approach based upon anticipated sales proceeds less costs to sell. The Company has determined that the contingent portion of the CAA does not have a readily determinable fair value (see Note 5 – Participating Interests in Export Water).

There were no transfers between Level 1, 2 or 3 categories during the years ended August 31, 2020 or 2019.

NOTE 4 – WATER AND LAND ASSETS

Investment in Water and Water Systems

The Company’s water and water systems consist of the following:

	August 31, 2020		August 31, 2019
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
Rangeview water supply	$14,569,900	$(15,600)	$14,823,800	$(14,700)
Sky Ranch water rights and other costs	7,498,900	(980,600)	7,371,500	(757,400)
Fairgrounds water and water system	2,899,900	(1,238,900)	2,899,800	(1,151,000)
Rangeview water system	15,947,700	(788,600)	5,617,800	(372,300)
Water supply – other	7,549,800	(1,115,800)	4,758,200	(860,100)
Wild Pointe service rights	1,631,800	(708,500)	1,631,800	(489,800)
Sky Ranch pipeline	5,727,300	(602,300)	5,723,700	(411,600)
Lost Creek water supply	3,372,400	—	3,324,000	—
Construction in progress	1,339,300	—	8,176,600	—
Totals	60,537,000	(5,450,300)	54,327,200	(4,056,900)
Net investments in water and water systems	$55,086,700		$50,270,300

Construction in progress primarily consists of an irrigation system and new water well at Sky Ranch. The Company anticipates the additional facilities will be placed in service during fiscal 2021.

During fiscal 2019, the Company constructed a water reclamation facility for the Sky Ranch development. The costs of the facility were recorded in construction in progress. The Company placed the facility in service during the second quarter of fiscal 2020 at a total cost of $10.2 million. The Rangeview water system includes the Sky Ranch water reclamation facility.

Depletion and Depreciation

During the years ended August 31, 2020 and 2019, the Company recorded an immaterial amount of depletion charges, which relates entirely to the Rangeview Water Supply (as defined below).

During the years ended August 31, 2020 and 2019, the Company recorded $1,722,200 and $1,278,900 of depreciation expense. These figures include $355,900 and $312,600 of depreciation expense for other equipment not included in the table above in the fiscal years ended August 31, 2020 and 2019.

The following table presents the estimated useful lives by asset class used for calculating depreciation and depletion charges:

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

Rangeview Water Supply and Water System

The “Rangeview Water Supply” consists of approximately 27,000 acre-feet and is a combination of tributary surface water and groundwater rights along with certain storage rights associated with the Lowry Range, a 26,000-acre property owned by the Land Board located 16 miles southeast of Denver, Colorado. As of August 31, 2020, the Company had invested $17.9 million in facilities to extend water service to customers located on and off the Lowry Range. The recorded costs of the Rangeview Water Supply include payments to the sellers of the Rangeview Water Supply, design and construction costs and certain direct costs related to improvements to the asset, including legal and engineering fees.

The Company acquired the Rangeview Water Supply in 1996 pursuant to the following agreements:

•
1996 Amended and Restated Lease Agreement between the Land Board and the Rangeview District, which was superseded by the 2014 Amended and Restated Lease Agreement, dated July 10, 2014 (the “Lease”), between the Company, the Land Board, and the Rangeview District;

•
The 1996 Service Agreement between the Company and the Rangeview District, which was superseded by the Amended and Restated Service Agreement, dated July 11, 2014, between the Company and the Rangeview District (the “Lowry Service Agreement”), which provides for the provision of water service to the Rangeview District’s customers located on the Lowry Range;

•
The Agreement for Sale of non-tributary and not non-tributary groundwater between the Company and the Rangeview District (the “Export Agreement”), pursuant to which the Company purchased a portion of the Rangeview Water Supply referred to as the “Export Water” because the Export Agreement allows the Company to export water from the Lowry Range to supply water to nearby communities; and

•
The 1997 Wastewater Service Agreement between the Company and Rangeview District (the “Lowry Wastewater Agreement”), which allows the Company to provide wastewater service to the Rangeview District’s customers on the Lowry Range.

The Lease, the Lowry Service Agreement, the Export Agreement, and the Lowry Wastewater Agreement are collectively referred to as the “Rangeview Water Agreements.”

Additionally, in August 2019, the Company purchased approximately 300 acre-feet of fully consumptive surface water in the Lost Creek Designated Ground Water Basin (“Lost Creek Water”). The Lost Creek Water is currently adjudicated for agricultural use, and the Company has filed an application with the Colorado water court to change the use of the water to augment its municipal/industrial water supplies at the Lowry Range. The Company has consolidated the Lost Creek Water with the Rangeview Water Supply to provide service to the Rangeview District’s customers both on and off the Lowry Range.

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

Rates and charges for all water and wastewater services on the Lowry Range, including tap fees and usage or monthly fees, are governed by the terms of the Rangeview Water Agreements. Rates and charges cannot exceed the average of similar rates and charges of three surrounding municipal water and wastewater service providers, which are reassessed annually. Pursuant to the Rangeview Water Agreements, the Land Board receives a royalty of 10% or 12% of gross revenues from the sale or disposition of the water, depending on the nature and location of the purchaser of the water, except that the royalty on tap fees shall be 2% (other than taps sold for Sky Ranch which are exempt). The Company also is required to pay the Land Board a minimum annual water production fee of $45,600 per year, which offsets earned royalties, and annual rent of $7,600 which amount is increased every five years based on the Consumer Price Index for Urban Customers The Rangeview District retains 2% of the remaining revenues, and the Company receives 98% of the remaining revenues after the Land Board royalty. The Land Board does not receive a royalty on wastewater fees. The Company receives 100% of the Rangeview District’s wastewater tap fees and 90% of the Rangeview District’s wastewater treatment fees (the Rangeview District retains the other 10%).

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

WISE

The WISE Partnership Agreement provides for the purchase of certain infrastructure (i.e., pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the 10 members of the SMWA, Denver Water and Aurora Water. Certain infrastructure has been constructed and other infrastructure will be constructed over the next several years. During the years ended August 31, 2020 and 2019, the Company made $2.8 million and $419,200 in capital investments in WISE. Capitalized terms used under this caption are defined in Note 7 – Long-Term Obligations and Operating Lease.

The Arapahoe County Fairgrounds Water and Water System

The Company owns 321 acre-feet of groundwater purchased pursuant to its agreement with Arapahoe County. The Company plans to use this water in conjunction with its Rangeview Water Supply in providing water to areas outside the Lowry Range. The $2.9 million of capitalized costs noted in the table Investment in Water and Water Systems above includes the costs to construct various wholesale and special facilities, including a new deep water well, a 500,000-gallon water tank and pipelines to transport water to the Arapahoe County fairgrounds.

The Lost Creek Water Supply

In August 2019, the Company purchased 150 acre-feet of ditch water rights, 800 acre-feet of renewable groundwater rights, 70 acre-feet of deep groundwater rights and 260 acres of land in Weld County. Total consideration for the land, water and related costs was $3.5 million. The Company allocated the acquisition cost to the land and water rights based on estimates of each asset’s respective fair value at the acquisition date. The purchase of the Lost Creek land and water was accounted for as an asset acquisition.

Service to Customers Not on the Lowry Range

Sky Ranch – In 2010, the Company purchased the undeveloped land known as Sky Ranch. The property includes the rights to approximately 830 acre-feet of water, which the Company is using in conjunction with its Rangeview Water Supply to provide water service to the Rangeview District’s customers at Sky Ranch. The $23.4 million of capitalized costs includes the costs to acquire the water rights and to construct various facilities.

Total consideration for the land, water and acquisition related costs and fees was $7.6 million. The Company allocated the total acquisition cost to the land and water rights based on estimates of each asset’s respective fair value at the acquisition date. The purchase of the Sky Ranch land and water was accounted for as an asset acquisition.

In June 2017, the Company completed and placed into service its Sky Ranch pipeline, which cost $5.7 million to construct, connecting its Sky Ranch water system to the Rangeview District’s water system.

Wild Pointe – On December 15, 2016, the Rangeview District, acting by and through its water activity enterprise, and Elbert & Highway 86 Commercial Metropolitan District, a quasi-municipal corporation and political subdivision of the State of Colorado, acting by and through its water enterprise (the “Elbert 86 District”), entered into a Water Service Agreement (the “Wild Pointe Service Agreement”). Subject to the conditions set forth in the Wild Pointe Service Agreement and the terms of the Company’s engagement by the Rangeview District as the Rangeview District’s exclusive service provider, the Company acquired, among other things, the exclusive right to provide water services to residential and commercial customers in the Wild Pointe development, located in unincorporated Elbert County, Colorado, for $1.6 million in cash. Pursuant to the terms of the Wild Pointe Service Agreement, the Company, in its capacity as the Rangeview District’s service provider, is responsible for providing water services to all users of water services within the boundaries and service area of the Elbert 86 District and for operating and maintaining the Elbert 86 District’s water system. In exchange, the Company receives 100% of the tap fees from new customers and 98% of all other fees and charges, including monthly water service revenues, remitted to the Rangeview District by the Elbert 86 District pursuant to the Wild Pointe Service Agreement. The Elbert 86 District’s water system currently provides water service to approximately 200 SFE water connections in Wild Pointe.

O&G Leases

In 2011, the Company signed the Sky Ranch O&G Lease with Anadarko. Pursuant to the Sky Ranch O&G Lease, the Company received an up-front payment from Anadarko for the purpose of exploring for, developing, producing and marketing oil and gas on 634 acres of mineral estate owned by the Company at its Sky Ranch property. The Sky Ranch O&G Lease is now held by production, entitling the Company to royalties based on production.

In September 2017, the Company signed the three-year Bison Lease for the purpose of exploring for, developing, producing, and marketing oil and gas on 40 acres of mineral estate owned by the Company adjacent to the Lowry Range.

Land and Mineral Rights

As part of the 2010 Sky Ranch acquisition, the Company acquired approximately 930 acres of land, of which approximately 150 acres have been sold to home builders for the purpose of building residential homes. As of August 31, 2020, the remaining acres the Company owns, which are also intended to be sold to builders, are valued at $3.6 million.

Additionally, the Company holds approximately 13,900 acres of mineral interests in Southeast Colorado in Otero, Bent and Prowers Counties and has valued these mineral interests at $1.4 million. As further described in Note 2 – Summary of significant Accounting Policies, the Company assessed the recoverability of the Arkansas Valley mineral right and determined that the fair value of these assets was below their carrying value by $1.4 million. As a result, the Company recorded an impairment charge of $1.4 million in Non-cash mineral rights impairment charge in the consolidated statements of operations and comprehensive income for fiscal 2020. There was no impairment for the Arkansas Valley mineral rights long-lived asset in fiscal 2019.

As of August 31, the costs allocated to the Company’s land and mineral interest are as follows:

	August 31, 2020	August 31, 2019
Sky Ranch land	$3,569,266	$3,037,556
Sky Ranch development costs	1,127,476	423,324
Lost Creek land	218,138	218,138
Arkansas Valley mineral rights	—	1,425,459
Net land and mineral interests	$4,914,880	$5,104,477

NOTE 5 – PARTICIPATING INTERESTS IN EXPORT WATER

The acquisition of the Rangeview Water Supply was finalized with the signing of the CAA in 1996. Upon entering into the CAA, the Company recorded an initial liability of $11.1 million, which represented the cash that the Company received from the participating interest holders that was used to purchase the Company’s Export Water (described in greater detail in Note 4 – Water and Land Assets). The Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders in return for their initial $11.1 million investment. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability was not reflected on the Company’s balance sheet because the obligation to pay this is contingent on the sale of Export Water, the amounts and timing of which are not reasonably determinable.

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

From time to time, the Company repurchased various portions of the CAA obligations, which retained their original priority. The Company did not make any CAA acquisitions during the fiscal year ended August 31, 2020 or 2019.

The Company is currently allocated approximately 88% of the total proceeds from the sale of Export Water after payment of the Land Board royalty. Additionally, as a result of the acquisitions, and the consideration from the cumulative sales of Export Water, as detailed in the table below, the remaining potential third-party obligation at August 31, 2020, is approximately $1 million:

	Export Water Proceeds Received	Initial Export Water Proceeds to Pure Cycle	Total Potential Third-party Obligation	Participating Interests Liability	Contingency
Original balances	$—	$218,500	$31,807,700	$11,090,600	$20,717,100
Activity from inception until August 31, 2017:
Acquisitions	—	28,042,500	(28,042,500)	(9,790,000)	(18,252,500)
Relinquishment	—	2,386,400	(2,386,400)	(832,100)	(1,554,300)
Option payments - Sky Ranch and The Hills at Sky Ranch	110,400	(42,300)	(68,100)	(23,800)	(44,300)
Arapahoe County tap fees	533,000	(373,100)	(159,900)	(55,800)	(104,100)
Export Water sale payments	737,300	(593,900)	(143,400)	(49,800)	(93,600)
Balance at August 31, 2018	1,380,700	29,638,100	1,007,400	339,100	668,300
Fiscal 2019 activity:	166,300	(146,500)	(19,800)	(6,900)	(12,900)
Balance at August 31, 2019	1,547,000	29,491,600	987,600	332,200	655,400
Fiscal 2020 activity:
Export Water sale payments	106,600	(93,900)	(12,700)	(4,500)	(8,200)
Balance at August 31, 2020	$1,653,600	$29,397,700	$974,900	$327,700	$647,200

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. Of the next $6.3 million of Export Water payouts, which at current levels would occur over several years, the Company will receive $5.6 million of revenue. Thereafter, the Company will be entitled to all but $220,000 of the proceeds from the sale of Export Water after deduction of the Land Board royalty.

NOTE 6 – ACCRUED LIABILITIES

At August 31, 2020, the Company had accrued liabilities of $2.6 million, of which $766,800 was for accrued compensation, $74,000 was for current operating lease obligations, $72,200 was for estimated property taxes, $56,000 was for professional fees and the remaining $1.7 million was related to operating payables. Of the $1.7 million in operating payables, $1.2 million is payable to the Sky Ranch CAB related to development costs at Sky Ranch. These costs are included in Land development inventories and subsequently expensed through Land development construction costs. In addition, $42,800 of the operating payables is payable to the Rangeview District for construction costs related to water infrastructure at Sky Ranch. These costs are included in Investments in water and water systems.

At August 31, 2019, the Company had accrued liabilities of $3.4 million, of which $460,500 was for accrued compensation, $94,000 was for estimated property taxes, $70,000 was for professional fees and the remaining $2.8 million was related to operating payables. Of the $2.8 million in operating payables, $1.4 million is payable to the Sky Ranch CAB for costs related to the development of Sky Ranch. These costs are included in Land development inventories and subsequently expensed through Land development construction costs. In addition, $930,900 of the operating payables is payable to the Rangeview District for construction costs related to the wastewater facility. These costs are included in Investments in water and water systems.

NOTE 7 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

As of August 31, 2020 and 2019, the Company had no debt.

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

Pursuant to the terms of the Rangeview/Pure Cycle WISE Project Financing and Service Agreement (the “WISE Financing Agreement”) between the Company and the Rangeview District, the Company has an agreement to fund the Rangeview District’s participation in WISE effective as of December 22, 2014. During the years ended August 31, 2020 and 2019, the Company through the Rangeview District, purchased an additional 400 and 0 acre-feet of WISE water for $582,200 and $0. See further discussion in Note 14 – Related Party Transactions.

Lease Commitments

Operating lease expense is generally recognized evenly over the term of the lease. Effective February 2018, the Company entered into an operating lease for 11,393 square feet of office and warehouse space in Watkins, Colorado. The lease has a three-year term with payments of $6,600 per month and an option to extend the primary lease term for a two-year period at a rate equal to a 12.5% increase over the primary base payments.

As of September 1, 2019, the company adopted ASU No. 2016-02, Leases (“Topic 842”). Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. Prior to September 1, 2019 leases were accounted for under the previous guidance in Accounting Standard Codification 840.The Company did not enter into any new leases in fiscal 2020. For the years ended August 31, 2020 and 2019, rent expense consisted of operating lease expense of $85,200 and $79,200. The Company paid $72,800 against Lease obligations — operating leases during fiscal 2020.

Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet. For lease agreements entered into or reassessed in the future, the Company will be required to combine the lease and non-lease components in determining the lease liabilities and right-of-use (“ROU”) assets.

The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rate of 6% on September 1, 2019, for all leases that commenced prior to that date. The Company elected the hindsight practical expedient to determine the lease term for existing leases, which resulted in the lengthening of the lease term related to the Company’s office lease.

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the consolidated balance sheet as follows:

As of August 31, 2020
Operating leases - ROU assets	$195,566

Accrued liabilities	$73,991
Lease obligations - operating leases, net of current portion	120,285
Total lease liability	$194,275

Weighted average remaining lease term (in years)	2.4
Weighted average discount rate	6%

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company’s non-voting Series B Preferred Stock has a preference in liquidation of $1.00 per share less any dividends previously paid. Additionally, the Series B Preferred Stock is redeemable at the discretion of the Company for $1.00 per share less any dividends previously paid. In the event the proceeds from the sale or disposition of Export Water rights exceed $36,026,232, the Series B Preferred Shareholders will receive the next $432,513 of proceeds in the form of a dividend. The terms of the Series B Preferred Stock prohibit payment of dividends on common stock unless all dividends accrued on the Series B Preferred Stock have been paid.

Equity Compensation Plan

The Company maintains the 2014 Equity Incentive Plan (the “2014 Equity Plan”), which was approved by shareholders in January 2014 and became effective April 12, 2014. Executives, eligible employees, consultants, and non-employee directors are eligible to receive options and stock grants pursuant to the 2014 Equity Plan. Pursuant to the 2014 Equity Plan, options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the Company’s board of directors. The Company has reserved 1.6 million shares of common stock for issuance under the 2014 Equity Plan. As of August 31, 2020, stock awards and awards to purchase 511,500 shares of the Company’s common stock have been made under the 2014 Equity Plan. As of August 31, 2020 and 2019, there were 1,088,500 and 1,230,500 shares available for grant under the 2014 Equity Plan. Prior to the effective date of the 2014 Equity Plan, the Company granted stock awards to eligible participants under its 2004 Incentive Plan (the “2004 Incentive Plan”), which expired April 11, 2014. No additional awards may be granted pursuant to the 2004 Incentive Plan; however, awards outstanding as of April 11, 2014, will continue to vest and expire and may be exercised in accordance with the terms of the 2004 Incentive Plan.

The Company estimates the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”). Using the Black-Scholes model, the value of the portion of the award that is ultimately expected to vest is recognized as a period expense over the requisite service period in the consolidated statements of operations and comprehensive income (loss). Option forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company does not expect any forfeiture of its option grants, and therefore, the compensation expense has not been reduced for estimated forfeitures. For the years ended August 31,2020 and 2019, 6,500 options and zero options expired. The Company attributes the value of share-based compensation to expense using the straight-line single option method for all options granted.

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

In fiscal 2020, the Company granted 80,000 stock options to employees with weighted-average grant-date fair values of $4.21, and three-year vesting terms which expire ten years from the grant date. In fiscal 2020, the Company granted 50,000 stock options to an executive officer with a weighted-average grant-date fair value of $4.16, a three-year vesting term and an expiration date of ten years from the grant date. In addition, the six non-employee Board members were each granted 2,000 unrestricted stock grants. The fair market value of the unrestricted shares for share-based compensation expensing is equal to the closing price of the Company’s common stock on the date of grant of $12.45. Stock-based compensation expense includes $149,400 of expense related to these unrestricted stock grants. The unrestricted stock grants were fully expensed at the date of the grant because no vesting requirements exist for unrestricted stock grants. There was no stock-based compensation expense related to unrestricted stock grants for fiscal 2019.

In fiscal 2019, the Company granted 50,000 stock options to an executive officer with a weighted-average grant-date fair value of $5.06, a three-year vesting term and an expiration date of ten years from the grant date. In fiscal 2019, the Company granted its non-employee directors a combined 32,500 stock options with a weighted-average grant-date fair value of $126,700, a one year vesting term and an expiration date of ten years from the grant date.

The variable assumptions used in the fair value calculations using the Black-Scholes model are as follows:

	For the Fiscal Years Ended August 31,
	2020	2019
Expected term (years)	6.00	5.80
Risk-free interest rate	1.71%	2.93%
Expected volatility	39.32%	41.83%
Expected dividend yield	0%	0%
Weighted average grant-date fair value	$4.19	$4.60

During the fiscal years ended August 31, 2020 and 2019, 17,500 and 62,500 options were exercised.

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the year ended August 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value
Outstanding at August 31, 2018	535,500	$5.31	6.04	$3,180,990
Granted	82,500	$10.48
Exercised	(62,500)	$3.09
Forfeited or expired	—	$—
Outstanding at August 31, 2019	555,500	$6.33	6.27	$2,527,590
Granted	130,000	$10.41
Exercised	(17,500)	$2.81
Forfeited or expired	(6,500)	$6.08
Outstanding at August 31, 2020	661,500	$7.23	6.17	$1,831,075

Options exercisable at August 31, 2020	481,501	$6.08	5.22	$1,795,076

The following table summarizes the activity and value of non-vested options as of and for the year ended August 31, 2020:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2019	152,499	$4.03
Granted	130,000	4.19
Vested	(102,500)	3.75
Forfeited	—	—
Non-vested options outstanding at August 31, 2020	179,999	$4.31

All non-vested options are expected to vest. For the years ended August 31, 2020 and 2019, the total fair value of options vested was $384,400 and $297,100. For the years ended August 31, 2020 and 2019, the weighted-average grant-date fair value of options granted was $4.19 and $4.60.

For the years ended August 31, 2020 and 2019, share-based compensation expense was $517,000 and $336,200.

As of August 31, 2020, the Company had unrecognized share-based compensation expenses totaling $461,100 relating to non-vested options that are expected to vest. The weighted average period over which these options are expected to vest is 1.7 years. The Company has not recorded any excess tax benefits to additional paid-in capital.

Warrants

As of August 31, 2020, the Company had outstanding warrants to purchase 92 shares of common stock at an exercise price of $1.80 per share. These warrants expire six months from the earlier of:

•	The date that all the Export Water is sold or otherwise disposed of,
•	The date that the CAA is terminated with respect to the original holder of the warrant, or
•	The date on which the Company makes the final payment pursuant to Section 2.1(r) of the CAA.

No warrants were exercised during fiscal 2020 and 2019.

NOTE 9 – SIGNIFICANT CUSTOMERS

The Company primarily provides water and wastewater services on the Rangeview District’s behalf to the Rangeview District’s customers. Because the Rangeview District accounts for the majority of the Company’s water and wastewater service revenue, the Company has included the end-use customers of the Rangeview District who generate the most revenue for it on its list of significant customers. Additionally, the Company has presented the percentages of revenue from water and wastewater services and water and wastewater tap sales separately (versus by the water and wastewater resource development segment or total revenue) because it believes that provides a more meaningful presentation of the relevance of each customer to that service line. Lot sales are generated entirely through sales to three customers as noted below. The tables below present revenue generated from the Company's significant customers for each of the services presented.

For the year ended August 31, 2020	Water and wastewater metered services	Water and wastewater tap fees	Land development (Lot sales recognized)
Ridgeview Youth Services	14%	–	–
Conoco / Crestone Peak (O&G operations)	45%	–	–
All Sky Ranch Homes (1)	22%	–	–
All Wild Pointe Homes (2)	9%	4%	–
Taylor Morrison	–	28%	32%
KB Home	–	38%	26%
Richmond Homes	–	31%	42%
Combined totals presented	90%	100%	100%

(1) This represents the water and wastewater fees for all homes combined at Sky Ranch and not one individual home
(2) This represents the water and wastewater metered services and water and wastewater tap fees for all homes combined at Wild Pointe and not one individual home

For the year ended August 31, 2019	Water and wastewater metered services	Water and wastewater tap fees	Land development (Lot sales recognized)
Ridgeview Youth Services	3%	–	–
Conoco / Crestone Peak (O&G operations)	74%	–	–
All Sky Ranch Homes (1)	–	–	–
All Wild Pointe Homes (2)	3%	6%	–
Taylor Morrison	–	26%	34%
KB Home	–	29%	34%
Richmond Homes	–	38%	32%
Combined totals presented	80%	100%	100%

(1) This represents the water and wastewater fees for all homes combined at Sky Ranch and not one individual home
(2) This represents the water and wastewater metered services and water and wastewater tap fees for all homes combined at Wild Pointe and not one individual home

The Ridgeview Youth Services customer accounted for approximately the same dollar sales year over year, but due to the decline in O&G operations revenue, the percentage increased in fiscal 2020 over 2019.

Because the Company provides services to the Rangeview District’s customers, and those customers pay the Rangeview District, which then remits amounts to the Company, the Company’s trade receivables at August 31, 2020 and 2019 from the Rangeview District comprise 81% and 40% of the balances. However, the receivable balances from the end-use customers that are owed to the Rangeview District, the majority of which in turn are owed to the Company, are comprised primarily of amounts owed by the home builders at Sky Ranch for tap fees. As of August 31, 2020, the three home builders accounted for 42% of the receivables balance, with all Sky Ranch homeowners combined accounting for 17% of the receivable balance and all Wild Pointe homeowners combined accounting for 14% of the receivable balance. As of August 31, 2019, the three home builders accounted for 5% of the receivables balance, with all Wild Pointe homeowners combined accounting for 26% of the receivable balance, and Conoco accounting for 57% of the receivable balance.

NOTE 10 – INCOME TAXES

The Company recorded income tax expense of $2.2 million and an income tax benefit of $1.3 million for the fiscal years ended August 31, 2020 and 2019. The net expense during the fiscal year ended August 31, 2020, consisted of current income tax expense of $0 and deferred income tax expense of $2.2 million. The deferred tax expense consists of the usage of the Company’s $2.2 million net operating loss carryforwards and the timing difference between book and tax depreciation of fixed assets.

The Company’s effective income tax rate was 24.4% and (36.4%) for fiscal years August 31, 2020 and 2019. The Company’s effective tax rate was a benefit for 2019 due to the release of its valuation allowance on its deferred tax assets.

The Company paid Federal and State tax installments of $1,089,700 and $215,500, respectively, during fiscal year ended August 31, 2020. No taxes were paid during the fiscal year ended August 31, 2019.

Deferred income taxes reflect the tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of August 31 are as follows:

	For the Fiscal Years Ended August 31,
	2020	2019
Deferred tax assets (liabilities):
Net operating loss carryforwards	$22,922	$609,439
AMT credit carryforward	—	—
Accrued compensation	166,948	113,559
Deferred revenues	88,994	149,895
Depreciation and depletion	(1,700,771)	(46,408)
Non-qualified stock options	490,952	410,633
Other	45,323	46,128
Valuation allowance	—	—
Net deferred tax (liability) asset	$(885,632)	$1,283,246

As of August 31, 2020 and August 31, 2019 the Company had no liability for unrecognized tax benefits.

The Company maintained a valuation allowance on the net deferred tax asset other than AMT credit carryforwards through fiscal year August 31, 2018. During the fiscal year ended August 31, 2019, the Company had determined it is more likely than not that the Company will realize its deferred tax assets, which consist primarily net operating loss carryforwards. The Company assessed the realizability of its deferred tax assets using all available evidence; considering both historical results and projections of profitability for the reasonably foreseeable future periods. As a result of the Company’s annual reassessment of its conclusions regarding the realization of its deferred tax assets at each financial reporting date, the Company concluded that its deferred tax assets were realizable, and therefore, the valuation allowance was no longer necessary. By releasing the valuation allowance, the Company recognized a deferred tax benefit of approximately $1,284,100 which positively impacted the Company’s results of operations and financial position.

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following for the fiscal years ended August 31:

	For the Fiscal Years Ended August 31,
	2020	2019
Expected benefit from federal taxes at statutory rate of 21% for the years 2020 and 2019	$1,873,021	$740,870
State taxes, net of federal benefit	326,441	129,123
Permanent and other differences	2,137	10,388
NOL true up	(8,240)	225,067
Non-qualified stock options adjustment	—	(348,441)
Other	(24,566)	(26,202)
Change in valuation allowance	—	(2,014,000)
Total income tax expense / (benefit)	$2,168,793	$(1,283,195)

At August 31, 2020, the Company has $109,200 of net operating loss carryforwards available for income tax purposes. The net operating loss carryforwards expire at various times beginning in 2036 and ending in 2038 for federal income tax purposes and expire at various times beginning in 2035 and ending in 2036 for state income tax purposes. At August 31, 2019, the Company had $2.5 million of net operating loss carryforwards available for income tax purposes.

No net operating loss carryforwards expired during the fiscal year ended August 31, 2020 or 2019.

NOTE 11 – 401(k) PLAN

The Company maintains the Pure Cycle Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”), a defined contribution retirement plan for the benefit of its employees. In fiscal 2020, the Company implemented a 401(k) Plan match, for which the Company contributes 1.5% if an employee contributes 3% or more up to a maximum contribution of $2,500 per annum. The contributions vest based on years of service - first anniversary 25%, second anniversary 50%, third anniversary 75% and the fourth anniversary 100%. The Company pays the annual administrative fees of the 401(k) Plan, and the 401(k) Plan participants pay the investment fees. The 401(k) Plan is open to all employees, age 18 or older, who have been employees of the Company for at least three months.

For the years ended August 31, 2020 and 2019, the Company recorded total expense of $28,900 and $6,000, related to the 401(k) Plan.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company has historically been involved in various claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Company records an accrual for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company makes such estimates based on information known about the claims and experience in contesting, litigating, and settling similar claims. Disclosures are also provided for reasonably possible losses that could have a material effect on the Company’s financial position, results of operations or cash flows. As of August 31, 2020, the Company had no contingencies where the risk of material loss was probable.

NOTE 13 – SEGMENT REPORTING

An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the CODM, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its CODM as its Chief Executive Officer.

Because of the methods used by the CODM to allocate resources, the Company has identified two operating segments which meet GAAP segment disclosure requirements, namely the water and wastewater resource development segment and the land development segment.

The water and wastewater resource development business includes selling water services to customers, which water is provided by the Company using water rights owned or controlled by the Company, and developing infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater. The land development segment includes all the activities necessary to develop and sell finished lots, which as of August 31, 2020 and 2019, was done exclusively at the Company’s Sky Ranch Master Planned Community.

O&G operations, although material in certain years, are deemed a passive activity as the CODM does not actively allocate resources to these projects; therefore, this is not classified as a reportable segment.

The tables below present the measure of profit and assets the CODM uses to assess the performance of the segment for the periods presented:

	Year Ended August 31, 2020
	Water and wastewater resource development	Land development	Corporate	Total
Total revenue	$6,920,815	$18,934,400	$—	$25,855,215

Cost of revenue	(1,074,450)	(15,869,547)	—	(16,943,997)
Depletion and depreciation	(1,367,160)	—	—	(1,367,160)
Total cost of revenue	(2,441,610)	(15,869,547)	—	(18,311,157)

Gross Margin	4,479,205	3,064,853	—	7,544,058
Reimbursement of construction costs - related party	—	6,275,500	—	6,275,500
Gross Margin after reimbursables	$4,479,205	$9,340,353	$—	$13,819,558

Pretax operating income	$4,479,205	$3,064,853	$(6,030,683)	$1,513,375

Total long-term assets	$56,266,579	$6,975,289	$26,519,188	$89,761,056

	Year Ended August 31, 2019
	Water and wastewater resource development	Land development	Corporate	Total
Total revenue	$8,405,520	$11,955,989	$—	$20,361,509

Cost of revenue	(1,670,508)	(11,304,962)	—	(12,975,470)
Depletion and depreciation	(968,229)	—	—	(968,229)
Total cost of revenue	(2,638,737)	(11,304,962)	—	(13,943,699)

Gross Margin	$5,766,783	$651,027	$—	$6,417,810

Pretax operating income	$5,766,783	$651,027	$(3,419,149)	$2,998,661

Total long-term assets	$51,588,079	$16,866,542	$15,266,783	$83,721,404

NOTE 14 – RELATED PARTY TRANSACTIONS

On December 16, 2009, the Company entered into a Participation Agreement with the Rangeview District, whereby the Company agreed to provide funding to the Rangeview District in connection with the Rangeview District joining the South Metro Water Supply Authority (“SMWSA”). During the years ended August 31, 2020 and 2019, the Company provided funding of $17,400 and $22,200 to the Rangeview District related to this Participation Agreement.

Through the WISE Financing Agreement, to date the Company has made payments totaling $6,316,600 to purchase certain rights to use existing water transmission and related infrastructure acquired by the WISE project and to construct the connection to the WISE system. The amounts are included in Investments in water and water systems on the Company’s balance sheet as of August 31, 2020.  During the fiscal year ended August 31, 2020, the Company, through the Rangeview District, purchased an additional 400 acre feet of WISE water for $582,200.

The cost of the water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2020, WISE water was $5.77 per thousand gallons and such rate will remain in effect through calendar 2021. In addition, the Company pays certain system operational and construction costs. If a WISE member, including the Rangeview District, does not need its WISE water each year or a member needs additional water, the members can trade and/or buy and sell water amongst themselves.

During the years ended August 31, 2020 and 2019, the Company provided $2.8 million and $1.5 million of financing to the Rangeview District to fund the Rangeview District’s obligation to purchase WISE water rights and pay for operational and construction charges. Ongoing funding requirements are dependent on the WISE water subscription amount and the Rangeview District’s allocated share of the operational and overhead costs of SMWA and construction activities related to delivery of WISE water.

The Company has outstanding notes receivable of $1,078,600 in the aggregate from the Rangeview District and the Sky Ranch CAB, which are related parties, as discussed below:

The Rangeview District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range and other approved areas. The Rangeview District is governed by an elected board of directors. Eligible voters and persons eligible to serve as a director of the Rangeview District must own an interest in property within the boundaries of the Rangeview District. The Company owns certain rights and real property interests which encompass the current boundaries of the Rangeview District. Sky Ranch Metropolitan District Nos. 1, 3, 4 and 5 (the “Sky Ranch Districts”) and the Sky Ranch CAB are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing service to the Company’s Sky Ranch property. The current members of the board of directors of the Rangeview District, each Sky Ranch District, and the Sky Ranch CAB consist of three employees of the Company (including the Company’s President) and one independent board member.

The Rangeview District

In 1995, the Company extended a loan to the Rangeview District. The loan provided for borrowings of up to $250,000, is unsecured, and bears interest based on the prevailing prime rate plus 2% (5.25% at August 31, 2020). The maturity date of the loan is December 31, 2020. Beginning in January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the Lease remains in effect. Of the August 31, 2020 balance in Notes receivable - related parties, $1,050,000 includes borrowings by the Rangeview District of $598,500 and accrued interest of $451,500. Of the August 31, 2019 balance in Notes receivable - related parties, $961,700 includes borrowings by the Rangeview District of $546,500 and accrued interest of $414,800.

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

In November 2014, but effective as of January 1, 2014, the Company entered into a Facilities Funding and Acquisition Agreement with a Sky Ranch District obligating the Company to either finance district improvements or to construct improvements on behalf of the Sky Ranch District subject to reimbursement. Each advance or reimbursable expense accrued interest at a rate of 6% per annum. No payments were required by the Sky Ranch District unless and until the Sky Ranch District issued bonds in an amount sufficient to reimburse the Company for all or a portion of the advances and costs incurred. The Sky Ranch CAB agreed to repay the amounts owed by the Sky Ranch District under this agreement and the agreement was terminated pursuant to the Sky Ranch FFAA (defined and described below).

Sky Ranch Community Authority Board

Pursuant to a certain Community Authority Board Establishment Agreement, as the same may be amended from time to time, Sky Ranch Metropolitan District No. 1 and Sky Ranch Metropolitan District No. 5 formed the Sky Ranch CAB to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. In order for the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District, directly or through the Sky Ranch CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property. In November 2017, but effective as of January 1, 2018, the Company entered into a Project Funding and Reimbursement Agreement (“PF Agreement”) with the CAB for the Sky Ranch property. The PF Agreement required the Company to fund an agreed upon list of public improvements for Sky Ranch with respect to earthwork, erosion control, streets, drainage, and landscaping at an estimated cost of $13.2 million for calendar years 2018 and 2019. Each advance or reimbursable expense accrues interest at a rate of 6% per annum.

On September 18, 2018 and effective as of November 13, 2017, the parties entered into a series of agreements that superseded and consolidated the previous agreements into one primary agreement, the Facilities Funding and Acquisition Agreement (the “Sky Ranch FFAA”), pursuant to which:

●
the Sky Ranch CAB agreed to repay the amounts owed by Sky Ranch Metropolitan District No. 5 to the Company totaling $857,900, and the previous Facilities Funding and Acquisition Agreement entered into between the Company and Sky Ranch Metropolitan District No. 5 in 2014 was terminated;

●	the PF Agreement and a June 2018 Funding Acquisition Agreement between the Sky Ranch CAB and the Company totaling $2.4 million were terminated;
●
the Sky Ranch CAB acknowledged all amounts owed to the Company under the terminated agreements totaling $3.3 million, as well as amounts the Company incurred to finance the formation of the Sky Ranch CAB; and

●
the Company agreed to fund an agreed upon list of improvements to be constructed by the Sky Ranch CAB with an estimated cost of $30,000,000 (including improvements already funded) on an as-needed basis for calendar years 2018–2023.

All amounts owed under the terminated agreements and all amounts advanced under the Sky Ranch FFAA, collectively totaling $20 million, bear interest at a rate of 6% per annum. No payment is required of the Sky Ranch CAB for advances made to the Sky Ranch CAB or expenses incurred related to construction of improvements unless and until the Sky Ranch CAB and/or Sky Ranch Districts issue bonds in an amount sufficient to reimburse the Company for all or a portion of advances or other expenses incurred. The Sky Ranch CAB agrees to exercise reasonable efforts to issue bonds to reimburse the Company subject to certain limitations. In addition, the Sky Ranch CAB agrees to utilize any available moneys not otherwise pledged to payment of debt, used for operation and maintenance expenses, or otherwise encumbered, to reimburse the Company. Any advances not paid or reimbursed by the Sky Ranch CAB by December 31, 2058, shall be deemed forever discharged and satisfied in full.

As of August 31, 2020, the balance of the Company’s advances for improvements, excluding interest, net of costs reimbursed in November 2019, to the Sky Ranch CAB totaled $15.9 million, of which $0.5 million is included in Land development inventories and $15.4 million was expensed through Land development construction costs. The advances have been used by the Sky Ranch CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the Sky Ranch CAB. Based on the specific costs being reimbursed by the Sky Ranch CAB, the Company records those costs that have been previously expensed in cost of sales as other income and those costs that remain capitalized as land development inventory costs as a reduction of the related land development inventory costs held in Land development inventories. Any reimbursable costs repaid after all capitalized expenses and lot revenues have been fully recognized are recorded as Other income.

Refer to Note 2 – Summary of Significant Accounting Policies - Revenue Recognition - Land Development Activities for a summary of reimbursable costs incurred as of August 31, 2020, payments made by the Sky Ranch CAB, and any outstanding reimbursable amounts.

In 2018, the Company advanced the Sky Ranch CAB $2.3 million to begin construction of improvements on the Sky Ranch property. In 2019, the Company advanced the Sky Ranch CAB $17.7 million for the Sky Ranch property. The advances have been used by the Sky Ranch CAB to pay for construction of public improvements and have been recorded as Land development inventories and subsequently expensed through Land development construction costs in the accompanying consolidated financial statements. If the Sky Ranch Districts and/or the Sky Ranch CAB issues bonds and the Sky Ranch CAB reimburses the Company, the reimbursement will reduce any applicable capitalized costs remaining in Inventories.

In September 2018, effective as of November 13, 2017, the Company entered into an Operation Funding Agreement with the Sky Ranch CAB obligating the Company to advance funding to the Sky Ranch CAB for operation and maintenance expenses for the 2018 and 2019 calendar years. All payments are subject to annual appropriations by the Sky Ranch CAB in its absolute discretion. The advances by the Company accrue interest at the rate of 6% per annum from the date of the advance. $28,600 of the balance of the Notes receivable – related parties at August 31, 2020, includes borrowings by the Sky Ranch CAB of $25,500 and accrued interest of $3,100. The $27,100 balance of the Notes receivable – related parties at August 31, 2019, includes borrowings by the Sky Ranch CAB of $25,500 and accrued interest of $1,600.

NOTE 15 – SUBSEQUENT EVENTS

The Company, through its wholly-owned subsidiary PCY Holdings, LLC, entered into contracts for the purchase and sale of real estate in its second filing at Sky Ranch (collectively, the “Purchase and Sale Contracts”) with each of KB Home Colorado Inc. (“KB Home”), Melody Homes, Inc., a wholly-owned subsidiary of DR Horton, Inc. (“Melody Home”), Challenger Denver, LLC (“Challenger”), and Meritage Homes of Colorado, Inc. (“Meritage Home”), collectively referred to as the “Builders.”  The Purchase and Sale Contracts with KB Home and Melody were entered into on October 30, 2020.  The Purchase and Sale Contracts with Meritage and Challenger were entered into on November 2, 2020. Each Purchase and Sale Contract provides that, upon the terms and subject to the conditions set forth in the Purchase and Sale Contract, PCY Holdings will sell, and the Builder will purchase, a certain number of platted residential lots at the Sky Ranch property. Each Builder is required to purchase water and wastewater taps for the lots from the Rangeview District.

The closing of the transactions contemplated by each Purchase and Sale Contract is subject to customary closing conditions, including, among others, the Builder’s completion to its satisfaction of a title review and other due diligence of the property, the accuracy of the representations and warranties made by the Company contained in the Purchase and Sale Contract, and a commitment by the title company to issue to the Builder a title policy, subject to certain conditions. KB Home, Meritage, and Challenger have a 60-day due diligence period, and Melody has a 75-day due diligence period. Within seven business days of the execution of each Purchase and Sale Contract, the Builders are obligated to make an earnest money deposit. Pursuant to certain Purchase and Sale Contracts, Builders are required to make additional earnest money deposits after the due diligence period and/or final approval of the entitlements for the property. If a Purchase and Sale Contract is terminated prior to the expiration of the due diligence period, then the earnest money deposit must be refunded to the Builder. Otherwise, the earnest money deposit and other deposits will be applied to the payment of the purchase price of the lots at closing in accordance with a specified takedown schedule or be paid to the Company, subject to certain conditions. Pursuant to each Purchase and Sale Contract, the Company must use commercially reasonable efforts to obtain final approval of the entitlements for the property on or before nine months after the expiration of the due diligence period, but the Company will have the right to extend the date for obtaining final approval of the entitlements for up to six months after the initial nine-month period.

The Company estimates that the development of the finished lots for the second filing (nearly 900 lots) of Sky Ranch will cost $65.6 million. The total proceeds from the Purchase and Sales Contracts with the four builders for the 789 finished lots contracted for is $63.4 million. If the remaining 100+ lots, which have been reserved for future use, were sold at prices comparable to the first 789 lots, the total sales proceeds for all of filing two would be $72.6 million. The timing of cash flows will include payments for certain milestone deliveries, including, but not limited to, completion of governmental approvals for final plats, installation of wet utility public improvements, and final completion of lot deliveries.

Additionally, on November 3, 2020, the Company completed the sale of the remaining lots in the initial Sky Ranch filing for consideration of $1.6 million.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of August 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (the “2013 COSO Framework”). Based on that assessment, management has concluded that, as of August 31, 2020, our internal control over financial reporting is effective based on these criteria.

A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation of Material Weaknesses Completed

Management identified control deficiencies related to our identification of expense accruals of costs incurred from related parties and the preparation of our income tax provision that constituted material weaknesses in our internal control over financial reporting as of August 31, 2019, which continued as of May 31, 2020.  With oversight from our Audit Committee, management dedicated itself to remediating the control deficiencies that gave rise to the material weaknesses in our control over financial reporting.  As of August 31, 2020, the following measures, among others, have been implemented to address the material weaknesses identified as of August 31, 2019 and May 31, 2020:

•	We initiated compensating controls, including designating an additional person to review the completeness of our expense accruals;
•	We enhanced and revised the design of existing controls and procedures to improve our identification of expense accruals of costs;
•
We initiated compensating controls, including designating an external tax consulting firm and creating a new tax provision model enhancing our ability to review and confirm our quarterly income tax provisions are correct and complete; and

•	As described below, we hired a Chief Financial Officer separate from the President, who is expected to provide additional expertise and oversight of our internal control over financial reporting.

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

As a result of these actions, management believes that the previously identified material weaknesses were remedied at August 31, 2020. Although management believes that the material weaknesses in our internal control over financial reporting have been remediated, we expect to continue implementing measures to improve our internal control over financial reporting, including upgrading our financial accounting systems and recruiting further accounting and/or finance staff, as necessary, in order to maintain an effective control environment while growing our business.

We cannot assure that any additional material weaknesses will not arise in the future.

Changes in Internal Controls

Except as noted above, no changes were made to our internal control over financial reporting during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information required by this item will be contained in, and is incorporated herein by reference to, our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act for the Annual Meeting of Shareholders to be held in January 2021, which is expected to be filed on or about December 1, 2020 (the “Proxy Statement”).

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

Item 14 – Principal Accounting Fees and Services

The information required by this item will be included in, and is incorporated herein by reference to, our Proxy Statement.

PART IV

Item 15 – Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K

(1)	Financial Statements. See “Index to Consolidated Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules. All schedules are omitted either because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. The exhibits listed on the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Annual Report on Form 10-K, unless otherwise indicated.

Item 16 – Form 10-K Summary

None.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of the Company. Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on December 14, 2007.
3.2	Bylaws of the Company. Incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed on December 14, 2007.
4.1	Specimen Stock Certificate. Incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10 Q for the fiscal quarter ended February 28, 2015.
4.2	Description of Capital Stock. Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2019.
10.1	2004 Incentive Plan, effective April 12, 2004. Incorporated by reference to Exhibit F to the Proxy Statement for the Annual Meeting held on April 12, 2004. **
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

10.18
Export Service Agreement, effective as of June 16, 2017, between the Company and the Rangeview Metropolitan District. Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2017

10.19
Contract for Purchase and Sale of Real Estate, dated June 27, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by First Amendment to Contract for Purchase and Sale of Real Estate, dated August 28, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Second Amendment to Contract for Purchase and Sale of Real Estate, dated August 29, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Third Amendment to Contract for Purchase and Sale of Real Estate, dated September 8, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Fourth Amendment to Contract for Purchase and Sale of Real Estate, dated September 20, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Fifth Amendment to Contract for Purchase and Sale of Real Estate, dated October 6, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Sixth Amendment to Contract for Purchase and Sale of Real Estate, dated October 11, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Seventh Amendment to Contract for Purchase and Sale of Real Estate, dated October 18, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Eighth Amendment to Contract for Purchase and Sale of Real Estate, dated October 20, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Ninth Amendment to Contract for Purchase and Sale of Real Estate, dated October 20, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Tenth Amendment to Contract for Purchase and Sale of Real Estate, dated November 3, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Eleventh Amendment to Contract for Purchase and Sale of Real Estate, dated November 10, 2017, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Twelfth Amendment to Contract for Purchase and Sale of Real Estate, dated April 20, 2018, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Thirteenth Amendment to Contract for Purchase and Sale of Real Estate, dated August 9, 2018, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Fourteenth Amendment to Contract for Purchase and Sale of Real Estate, dated March 11, 2019, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc., as amended by Fifteenth Amendment to Contract for Purchase and Sale of Real Estate, dated September 26, 2019, by and between PCY Holdings, LLC and Richmond American Homes of Colorado, Inc. The Contract for Purchase and Sale of Real Estate and the First through Tenth Amendments are incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2017. The Eleventh Amendment is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2017. The Twelfth Amendment is incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2018. The Thirteenth, Fourteenth and Fifteenth Amendments are incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

Exhibit Number	Description
10.20
Contract for Purchase and Sale of Real Estate, dated June 27, 2017, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by First Amendment to Contract for Purchase and Sale of Real Estate, dated August 24, 2017, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Second Amendment to Contract for Purchase and Sale of Real Estate, dated September 19, 2017, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Third Amendment to Contract for Purchase and Sale of Real Estate, dated October 6, 2017, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Fourth Amendment to Contract for Purchase and Sale of Real Estate, dated October 13, 2017, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Fifth Amendment to Contract for Purchase and Sale of Real Estate, dated October 18, 2017, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Sixth Amendment to Contract for Purchase and Sale of Real Estate, dated October 20, 2017, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Seventh Amendment to Contract for Purchase and Sale of Real Estate, dated October 20, 2017, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Eighth Amendment to Contract for Purchase and Sale of Real Estate, dated November 3, 2017, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Ninth Amendment to Contract for Purchase and Sale of Real Estate, dated November 7, 2017, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Tenth Amendment to Contract for Purchase and Sale of Real Estate, dated November 10, 2017, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Eleventh Amendment to Contract for Purchase and Sale of Real Estate, dated March 27, 2018, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Twelfth Amendment to Contract for Purchase and Sale of Real Estate, dated April 10, 2018, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Thirteenth Amendment to Contract for Purchase and Sale of Real Estate, dated August 9, 2018, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc., as amended by Fourteenth Amendment to Contract for Purchase and Sale of Real Estate, dated July 19, 2019, by and between PCY Holdings, LLC and Taylor Morrison of Colorado, Inc. The Contract for Purchase and Sale of Real Estate and the First through Ninth Amendments are incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2017. The Tenth Amendment is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2017. The Eleventh and Twelfth Amendments are incorporated by reference to Exhibits 10.1 and 10.2, respectively, to the Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2018. The Thirteenth and Fourteenth Amendments are incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

10.21
Contract for Purchase and Sale of Real Estate, dated June 29, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by First Amendment to Contract for Purchase and Sale of Real Estate, dated August 28, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Second Amendment to Contract for Purchase and Sale of Real Estate, dated September 15, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Third Amendment to Contract for Purchase and Sale of Real Estate, dated September 28, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Fourth Amendment to Contract for Purchase and Sale of Real Estate, dated October 9, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Fifth Amendment to Contract for Purchase and Sale of Real Estate, dated October 18, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Sixth Amendment to Contract for Purchase and Sale of Real Estate, dated October 20, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Seventh Amendment to Contract for Purchase and Sale of Real Estate, dated October 31, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Eighth Amendment to Contract for Purchase and Sale of Real Estate, dated November 3, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Ninth Amendment to Contract for Purchase and Sale of Real Estate, dated November 7, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Tenth Amendment to Contract for Purchase and Sale of Real Estate, dated November 10, 2017, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Eleventh Amendment to Contract for Purchase and Sale of Real Estate, dated March 29, 2018, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Twelfth Amendment to Contract for Purchase and Sale of Real Estate, dated January 22, 2019, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Thirteenth Amendment to Contract for Purchase and Sale of Real Estate, dated April 18, 2019, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Fourteenth Amendment to Contract for Purchase and Sale of Real Estate, dated May 21, 2019, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Fifteenth Amendment to Contract for Purchase and Sale of Real Estate, dated February 20, 2020, by and between PCY Holdings, LLC and KB Home Colorado Inc., as amended by Sixteenth Amendment to Contract for Purchase and Sale of Real Estate, dated April 30, 2020, by and between PCY Holdings, LLC and KB Home Colorado Inc. The Contract for Purchase and Sale of Real Estate and the First through Ninth Amendments are incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2017. The Tenth Amendment is incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2017. The Eleventh Amendment is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2019. The Twelfth Amendment is incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2019. The Thirteenth Amendment is incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2019. The Fourteenth Amendment is incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2019. The Fifteenth Amendment is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2020. The Sixteenth Amendment is incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended May 31, 2020

10.22	Offer Letter between Pure Cycle Corporation and Kevin B. McNeill dated January 23, 2020. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 13, 2020**
10.23	Contract for Purchase and Sale of Real Estate, dated October 30, 2020, by and between PCY Holdings, LLC and KB Home Colorado, Inc.*
10.24	Contract for Purchase and Sale of Real Estate, dated November 2, 2020, by and between PCY Holdings, LLC and Meritage Homes of Colorado, Inc.*
10.25	Contract for Purchase and Sale of Real Estate, dated November 2, 2020, by and between PCY Holdings, LLC and Challenger Denver, LLC.*
10.26	Contract for Purchase and Sale of Real Estate, dated October 30, 2020, by and between PCY Holdings, LLC and Melody Homes, Inc. (a wholly-owned subsidiary of DR Horton, Inc.). *

Exhibit Number	Description
21.1	Subsidiaries *
23.1	Consent of Plante & Moran PLLC *
31.1	Certification of principal executive officer under Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

*	Filed herewith

**	Indicates management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Kevin B. McNeill
Kevin B. McNeill Vice President and Chief Financial Officer
November 10, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark W. Harding
Mark W. Harding	President, Chief Executive Officer and Director	November 10, 2020
(Principal Executive Officer)

/s/ Kevin B. McNeill
Kevin B. McNeill	Vice President and Chief Financial Officer	November 10, 2020
(Principal Financial and Accounting Officer)
/s/ Harrison H. Augur
Harrison H. Augur	Chairman, Director	November 10, 2020

/s/ Patrick J. Beirne
Patrick J. Beirne	Director	November 10, 2020

/s/ Arthur G. Epker III
Arthur G. Epker III	Director	November 10, 2020

/s/ Richard L. Guido
Richard L. Guido	Director	November 10, 2020

/s/ Peter C. Howell
Peter C. Howell	Director	November 10, 2020
/s/ Jeffrey G. Sheets
Jeffrey G. Sheets	Director	November 10, 2020