Form 10-Q
period 2020-11-30
PURE CYCLE CORP
filed 2021-01-05
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 31, 2020:

Common stock, 1/3 of $.01 par value	23,868,216
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PURE CYCLE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2020 (unaudited)	August 31, 2020
	(In thousands, except share and per share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$21,303	$21,797
Trade accounts receivable, net	713	1,124
Prepaid expenses and other assets	887	1,001
Land development inventories	—	481
Income taxes receivable	1,455	1,588
Total current assets	24,358	25,991

Investments in water and water systems, net	55,165	55,087
Land and mineral interests	5,239	4,915
Other assets	2,471	2,042
Notes receivable - related parties, including accrued interest	1,091	1,079
Long-term land investment	451	451
Operating leases - right of use assets, less current portion	178	196
Total assets	$88,953	$89,761

LIABILITIES:
Current liabilities:
Accounts payable	$184	$180
Accrued liabilities	989	1,391
Accrued liabilities - related parties	1,191	1,212
Deferred lot sale revenues	1,462	1,635
Deferred oil and gas lease payment and water sales payment	596	1,800
Total current liabilities	4,422	6,218

Deferred oil and gas lease payment and water sales payment, less current portion	117	165
Participating interests in export water supply	327	328
Deferred tax liability	1,012	886
Lease obligations - operating leases, less current portion	100	120
Total liabilities	5,978	7,717
Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $0.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	0	0
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 23,868,216 and 23,856,098 shares outstanding, respectively	80	80
Additional paid-in capital	173,013	172,927
Accumulated deficit	(90,118)	(90,963)
Total shareholders’ equity	82,975	82,044
Total liabilities and shareholders’ equity	$88,953	$89,761

See accompanying Notes to Condensed Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended November 30,
	2020	2019
Revenues:	(In thousands, except per share amounts)
Metered water usage from: Municipal customers	$167	$103
Oil and gas operations	1,199	37
Wastewater treatment fees	42	20
Lot sales	2,356	8,542
Water and wastewater tap fees	1,083	1,672
Other	21	86
Total revenues	4,868	10,460

Expenses:
Water service operations	(545)	(254)
Wastewater service operations	(92)	(26)
Land development construction costs	(1,719)	(8,063)
Other	(24)	(24)
Depreciation and depletion	(365)	(219)
Total cost of revenues	(2,745)	(8,586)
Gross profit	2,123	1,874

General and administrative expenses	(1,086)	(801)
Depreciation	(84)	(85)
Operating income	953	988

Other income:
Oil and gas royalty income	75	270
Oil and gas lease income	52	62
Interest income	15	54
Other	10	—
Income from reimbursement of construction costs - related party	—	6,276
Net income before taxes	1,105	7,650
Income tax expense	(260)	(1,887)
Net income	$845	$5,763
Unrealized holding losses	—	(4)
Total comprehensive income	$845	$5,759

Basic and diluted net income per common share	$0.04	$0.24

Weighted average common shares outstanding–basic	23,867	23,827
Weighted average common shares outstanding–diluted	24,036	24,051

See accompanying Notes to Condensed Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended November 30, 2020
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(In thousands)
August 31, 2020 balance:	433	$0	23,856	$80	$172,927	$—	$(90,963)	$82,044
Stock option exercises	—	—	12	—	—	—	—	—
Share-based compensation	—	—	—	—	86	—	—	86
Net income	—	—	—	—	—	—	845	845
November 30, 2020 balance:	433	$0	23,868	$80	$173,013	$—	$(90,118)	$82,975

	Three Months Ended November 30, 2019
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(In thousands)
August 31, 2019 balance:	433	$0	23,827	$79	$172,361	$4	$(97,713)	$74,731
Share-based compensation	—	—	—	—	105	—	—	105
Net income	—	—	—	—	—	—	5,763	5,763
Unrealized holding loss on investments	—	—	—	—	—	(4)	—	(4)
November 30, 2019 balance:	433	$0	23,827	$79	$172,466	$—	$(91,950)	$80,595

See accompanying Notes to Condensed Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended November 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$845	$5,763
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and depletion	449	304
Share-based compensation expense	86	105
Interest added to receivable from related parties	(11)	(11)
Deferred income taxes	126	719
Proceeds from CAB reimbursement applied to land development inventories	—	4,230
Changes in operating assets and liabilities:
Trade accounts receivable	411	221
Prepaid expenses	(370)	(107)
Land development inventories	(413)	4,777
Accounts payable and accrued liabilities	174	(387)
Deferred revenues	(1,425)	(2,054)
Other assets and liabilities	134	1,161
Net cash provided by operating activities	6	14,721

Cash flows from investing activities:
Sale and maturities of short-term investments	—	5,185
Investments in water, water systems and land	(468)	(2,273)
Purchase of property and equipment	(31)	(37)
Net cash (used) provided by investing activities	(499)	2,875

Cash flows from financing activities:
Payments to contingent liability holders	(1)	(2)
Net cash used by financing activities	(1)	(2)
Net change in cash and cash equivalents	(494)	17,594
Cash and cash equivalents – beginning of period	21,797	4,478
Cash and cash equivalents – end of period	$21,303	$22,072

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES
Changes in Land development inventories included in accounts payable and accrued liabilities	$894	$1,255
Changes in Investments in water, water systems and land included in accounts payable and accrued liabilities	$297	$(737)

See accompanying Notes to Condensed Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2020
NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The November 30, 2020 condensed consolidated balance sheet, the condensed consolidated statements of operations and comprehensive income for the three months ended November 30, 2020 and 2019, the condensed consolidated statements of shareholders’ equity for the three months ended November 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the three months ended November 30, 2020 and 2019 have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. The unaudited condensed consolidated financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at November 30, 2020, and for all periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that the accompanying condensed consolidated financial statements and notes be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020 (the “2020 Annual Report”) filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2020. The results of operations for interim periods presented are not necessarily indicative of the operating results expected for the full fiscal year. The August 31, 2020 balance sheet was derived from the Company’s audited consolidated financial statements.

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

On March 27, 2020, Congress enacted the CARES Act to provide certain relief because of the recent outbreak of a novel strain of the coronavirus (“COVID-19”) pandemic. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. The Company does not believe there will be any material impact to its condensed consolidated financial statements because of the CARES Act.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used to account for certain items such as revenue recognition, reimbursable costs and expenses, costs of revenue for lot sales, share-based compensation, deferred tax asset and liability valuation, depreciation and the recoverability of long lived assets. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to COVID-19.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Companies will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 was set to be effective for public companies on January 1, 2020; however, the FASB delayed the effective date to January 1, 2023 for smaller reporting companies. The Company continues to monitor economic implications of the COVID-19 pandemic; however, based on current market conditions, the Company does not expect the adoption of ASU 2016-13 to have a material impact on the Company’s financial statements.

Index
NOTE 2 – REVENUE RECOGNITION AND REIMBURSABLE COSTS

The Company disaggregates revenue by major product line as reported on the condensed consolidated statement of operations and comprehensive income, which the Company believes best depicts the nature, timing, and uncertainty of the Company’s revenue and cash flows.

The Company primarily generates revenues through two lines of business, its water and wastewater resource development business and through the sale of finished lots in its land development business, both of which are described below.

Water and Wastewater Resource Development Segment

The Company’s water and wastewater resource development segment provides municipal water and wastewater services, through the Rangeview Metropolitan District (the “Rangeview District”) and Elbert and Highway 86 Metropolitan District (the “Elbert 86 District”) to end use customers for fees, described below. The Rangeview District services Sky Ranch and the other customers on the Lowry Range. The Elbert 86 District services Wild Pointe.

Monthly water usage and wastewater treatment fees – The Company provides water to customers, collects wastewater from those customers and treats that wastewater which is reused for irrigation purposes. For these services, the Company charges customers monthly fees. Potable and reuse water fees are comprised of a base charge and a usage charge based on actual amounts of water delivered to the customer using a tiered structure that results in higher fees for higher usage. Wastewater treatment services incur flat monthly fees. The Company recognizes these revenues at a point in time upon delivering water to the end use customers.

Water and wastewater tap fees – A tap constitutes a right to connect a residential or commercial building or property to the Company’s water and wastewater systems. Once granted, the customer may make a physical tap into the service line(s) to connect its property to the Company’s systems to obtain water and/or wastewater service. The right stays with the property. The Company has no obligation to physically connect the property to the lines. Once connected to the water and/or wastewater systems, the customer has live service to receive metered water deliveries from the Company’s system and send wastewater to the Company. Thus, the customer has full control of the connection right as it can obtain all the benefits from this right. As such, tap fees are deemed separate and distinct performance obligations that are recognized as revenue at a point in time.

Land Development Segment

Sale of finished lots – The Company sells lots at its Master Planned Community, Sky Ranch, pursuant to distinct agreements with each home builder. These agreements follow one of two formats. One format is the sale of a finished lot, whereby the home builder pays for a ready-to-build finished lot and the sales price is paid in a lump-sum upon completion of the finished lot that is permit ready. The Company recognizes revenues at the point in time of the closing of the sale of a finished lot in which control transfers to the builder as the transaction cycle is complete and the Company has no further obligations for the lot.

The second format is the sale of a finished lot pursuant to a lot development agreement with builders, whereby the Company receives payments in stages that include: (i) payment upon the delivery of a platted lot (which requires the Company to deliver deeded title to individual lots), (ii) a second payment upon the completion of certain infrastructure milestones, and (iii) final payment upon the delivery of the finished lot. Ownership and control of the platted lot passes to the builder once the Company closes the sale of the platted lots. Because the builder takes control and legal ownership of the lot at the first closing, and subsequent improvements made by the Company improve the builder’s lot as construction progresses, the Company accounts for revenue over time with progress measured based upon costs incurred to date compared to total expected costs. Any revenue in excess of amounts entitled to be billed is reflected on the balance sheet as a contract asset, and amounts received in excess of revenue recognized are recorded as deferred revenue.

Index
Reimbursable Public Improvement Costs – The Sky Ranch Community Authority Board (the “Sky Ranch CAB”) is obligated to construct certain public improvements at Sky Ranch. Public improvements are items that are not associated with one lot or one home, but can be used by the public, whether living in Sky Ranch or not. Public improvements include items such as roads, curbs, sidewalks, landscaping, and parks but also includes items such as water distribution systems, sewer collection systems, storm water systems, and drainage improvements. Pursuant to agreements between the Company and the Sky Ranch CAB (see Note 7 – Related Party Transactions), the Company is obligated to provide funding to the Sky Ranch CAB related to the construction of these public improvements. Because public improvements are utilized by more than just a single home, the costs are typically reimbursed through property tax assessments. During the initial development filing at Sky Ranch, the Sky Ranch CAB expended $31.6 million to build these public improvements, including accrued interest, project management fees, and construction support activities, which the Company provided the funding for. In November 2019, the Sky Ranch CAB issued $13.2 million of bonds to recover a portion of the $31.6 million of public improvements constructed for the initial filing at Sky Ranch. Upon the issuance of the bonds, the Company received $10.5 million as partial reimbursement for advances the Company made to the Sky Ranch CAB to fund the construction of these public improvements. The Sky Ranch CAB fully intends to issue additional bonds at some time in the future to recover the remaining $21.1 million of total reimbursable costs not included in the initial bond offering, which pursuant to the funding agreement between the Company and the Sky Ranch CAB would be payable to the Company since the Company provided the initial funding. Even if the Sky Ranch CAB does not issue bonds to repay the remaining $21.1 million, the Sky Ranch CAB will receive property tax assessments which could be used to repay the amounts owed to the Company for the public improvements. This filing represented the Company’s and the Sky Ranch CAB’s first land development activities, as such there was no assurance the property taxes or bond issuances would occur in a timely manner or in an amount sufficient to cover the costs of the public improvements. Because the amount and timing were contingent, the Company did not estimate or record any potential reimbursements until the cash was received. Of the $10.5 million received by the Company, $6.3 million was recognized as Income from reimbursement of construction costs (related party) in other income and the remaining $4.2 million partially reduced the remaining capitalized costs in Land development inventories. The agreements between the Company and the Sky Ranch CAB allow for interest to be accrued on amounts funded by the Company to the Sky Ranch CAB. Due to the uncertainty of collecting the interest (because this was the Company’s first development, it had no basis to support estimated payments, and payment is contingent on tax receipts or the issuance of bonds), interest income is not recognized on the amounts owed by the Sky Ranch CAB related to the initial development until it is received.

These public improvements are constructed pursuant to design standards specified by local governmental jurisdictions including the Sky Ranch Districts, the Sky Ranch CAB and Arapahoe County, and, after inspection and acceptance, are turned over to the applicable governmental entity to operate and maintain.

Project management services – Pursuant to two Service Agreements for Project Management Services (the “Project Management Agreements”) with the Sky Ranch CAB, the Company acts as the project manager and provides the services required to deliver the Sky Ranch CAB-eligible public improvements (see discussion of reimbursable public improvements above), including but not limited to Sky Ranch CAB compliance; planning design and approvals; project administration; contractor agreements; and construction management and administration. The Company is responsible for all expenses it incurs in the performance of the Project Management Agreements and is not entitled to any reimbursement or compensation except as set forth in the Project Management Agreements, unless otherwise approved in advance by the Sky Ranch CAB in writing. The Company receives a project management fee of five percent (5%) of actual construction costs of Sky Ranch CAB-eligible public improvements. The project management fee to be paid to the Company qualifies as a reimbursable cost to the Company. The project management fee is based only on the actual costs of the improvements; thus, items such as fees, permits, review fees, consultant or other soft costs, and land acquisition or any other costs that are not directly related to the cost of construction of Sky Ranch CAB-eligible public improvements are not included in the calculation of the project management fee. Soft costs and other costs incurred by the Company that are not directly related to the construction of Sky Ranch CAB-eligible public improvements are included in Land development inventories and accounted for in the same manner as construction support activities as described below. Per the Project Management Agreements, no payment is required by the Sky Ranch CAB with respect to project management fees unless and until the Sky Ranch CAB and/or the Sky Ranch Districts have funds or issue municipal bonds in an amount sufficient to reimburse the Company for all or a portion of advances provided, or expenses incurred for construction of public improvements that qualify as reimbursable expenses. Because payment is contingent on receipt of tax dollars or the issuance of bonds, project management fees are deferred and not recognized until they are received.

Construction support activities – The Company performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance of the grading erosion and sediment control best management practices and other construction-related services. These activities are invoiced upon completion and are included in Land development inventories and subsequently expensed through Land development construction costs unless or until reimbursement occurs.

As noted above, pursuant to the funding agreements between the Company and the Sky Ranch CAB, the Company is owed amounts it funded or that the Sky Ranch CAB was unable to pay at the time of construction. The following table summarizes the amounts the Company paid, what was repaid by the Sky Ranch CAB and amounts still owed to the Company by the Sky Ranch CAB:

	As of November 30, 2020
	Costs incurred to date	Payments repaid by Sky Ranch CAB	Amounts payable to Pure Cycle by the Sky Ranch CAB
	(In thousands)
Public Improvements	$28,008	$10,505	$17,503
Accrued interest	1,456	—	1,456
Project management services	1,496	—	1,496
Construction support activities	683	—	683
Total reimbursable costs	$31,643	$10,505	$21,138

Index
As noted above, the project management services and construction support activities amounts do not include interest since payment of that interest is deemed too contingent. The Company expects to incur an additional $1.3 million through the end of the calendar year 2021 for construction costs related to public improvements to complete its initial 506 lots and expects that amount to be reimbursed to the Company along with the amounts noted in the table above as the Sky Ranch CAB issues bonds or collects property tax assessments.

Deferred Revenue

As noted above, the Company recognizes some lot sales over time as construction activities progress for lots sold pursuant to lot development agreements and not when payment is received. Based on this, the Company will receive milestone payments before revenue can be recognized (i.e. prior to the Company completing the construction milestones which produced the revenue) which results in the Company recording deferred revenue. The Company will recognize this revenue into income as construction activities progress.

In fiscal 2018 and 2019, the Company received up-front payments for certain oil and gas leases which permitted an oil and gas operator priority rights to water deliveries over a specified period of time. As the Company was not required to perform on its delivery obligations when the payments were received, recognition of revenue was deferred and is being recognized on a straight-line basis over the agreement term. The Company also received an up-front payment from an oil and gas industrial customer to reserve priority water for their operations, which the Company is recognizing this revenue based either on actual usage each reporting period or based on amounts not expected to be used by the operator. The customer may take up to one year from the invoice date to use such water. If the customer uses water, the Company recognizes the amount of water used as revenue in the period the water is delivered. If the customer does not use the water in the contract period, such water is forfeited by the customer. The Company evaluates the likelihood that the customer will use the water each reporting period and estimates and recognizes any amounts not anticipated to be used by the customer as revenue in the period the Company determines it is remote the customer will use all the remaining prepaid water volume during the remaining contract period.

Deferred revenue by segment is as follows:

	November 30, 2020	August 31, 2020
	(In thousands)
Land development segment	$1,462	$1,636
Water and wastewater resource development segment	713	1,965
Balance, end of period	$2,175	$3,601

Changes in deferred revenue were as follows:

November 30, 2020
(In thousands)
Balance, August 31, 2020	$3,601
Deferral of revenue	2,182
Recognition of unearned revenue	(3,608)
Balance, November 30, 2020	$2,175

For the three months ended November 30, 2020 and 2019, we recognized deferred land development revenues of $2.4 million and $8.5 million, and recognized deferred oil and gas leases and water sales revenues of $1.2 million and $1.9 million.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. During the three months ended November 30, 2020, the Company received the final payment of $2.2 million, including $1.6 million for outstanding open contracts in the first development filing at Sky Ranch, which represents the final lot sales in the first filing at Sky Ranch, and $0.6 million for neighborhood amenities.

NOTE 3 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of significant input to determine fair value.

Index
Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the NASDAQ Stock Market. The Company had no Level 1 assets or liabilities as of November 30, 2020 or August 31, 2020.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had no Level 2 assets or liabilities as of November 30, 2020 or August 31, 2020.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 liability, the contingent portion of the CAA, as of November 30, 2020 and August 31, 2020. The Company has determined that the contingent portion of the CAA does not have a determinable fair value (see Note 5 – Long-Term Obligations and Operating Lease).

The Company maintains policies and procedures to value instruments using what management believes to be the best and most relevant data available.

There were no assets or liabilities measured at fair value on a recurring basis as of November 30, 2020 and August 31, 2020.

NOTE 4 – WATER AND LAND ASSETS

The Company’s water rights and current water and wastewater service agreements, including capitalized terms not defined herein, are more fully described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2020 Annual Report.

Investment in Water and Water Systems

The Company’s Investments in Water and Water Systems consist of the following costs and accumulated depreciation and depletion at November 30, 2020 and August 31, 2020:

	November 30, 2020		August 31, 2020
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
	(In thousands)
Rangeview water supply	$14,570	$(16)	$14,570	$(15)
Sky Ranch water rights and other costs	7,538	(1,035)	7,499	(981)
Fairgrounds water and water system	2,900	(1,261)	2,900	(1,239)
Rangeview water system	16,049	(929)	15,948	(789)
Water supply – Other	7,735	(1,196)	7,550	(1,116)
Wild Pointe service rights	1,632	(725)	1,632	(708)
Sky Ranch pipeline	5,727	(650)	5,727	(602)
Lost Creek water supply	3,372	—	3,372	—
Construction in progress	1,454	—	1,339	—
Totals	60,977	(5,812)	60,537	(5,450)
Net investments in water and water systems	$55,165		$55,087

Construction in progress primarily consists of additional water facilities at Sky Ranch. The Company anticipates the additional facilities will be placed in service during fiscal 2021.

NOTE 5 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

The Participating Interests in Export Water Supply is an obligation of the Company that has no scheduled maturity date. Therefore, maturity of this liability is not disclosed in tabular form but is described below.

Index
Participating Interests in Export Water Supply

The acquisition of the Rangeview Water Supply was finalized with the signing of the Comprehensive Amendment Agreement (the “CAA”) in 1996. The CAA is explained in greater detail in Note 5 to the 2020 Annual Report. The terms and conditions of the CAA, other than whom the amounts are payable too, have not been modified since signing.

The CAA obligation is non-interest bearing, and if the Export Water is not sold, the parties to the CAA have no recourse against the Company. Additionally, if the Company does not sell the Export Water, the holders of the Series B Preferred Stock are not entitled to payment of any dividend and have no contractual recourse against the Company.

As the proceeds from the sale of Export Water are received they are either retained by the Company or remitted to various parties pursuant to the CAA. As of November 30, 2020, the recorded obligation of the CAA is $0.3 million and the contingent off-balance sheet portion is $0.6 million.

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means that the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. Of the next $6.3 million of Export Water payouts, which based on current payout levels would occur over several years, the Company will receive $5.6 million of revenue. Thereafter, the Company will be entitled to all but $0.2 million of the proceeds from the sale of Export Water after deduction of the Land Board royalty.

Sky Ranch

In November 2020, the Company entered into separate contracts with KB Home, Meritage Homes, Melody (a DR Horton Company) and Challenger Homes to sell 789 single-family attached and detached residential lots at the Sky Ranch property. This next development phase of Sky Ranch will incorporate approximately 250 acres and is planned to be completed in four sub-phases. Due to the Company’s strong performance in the first filing of the Sky Ranch project, the Company was able to realize a 30% increase in lot prices from $75,000 for a 50’ lot in phase one to $97,000 for the same 50’ lot in the first subphase of filing two. The timing of cash flows will include certain milestone deliveries, including, but not limited to, completion of governmental approvals for final plats, installation of wet utility public improvements, and final completion of lot deliveries. In January 2021, the Company expects to begin construction on the second filing at Sky Ranch, which is expected to include 895 residential lots. The 106 lots not currently under contract to home builders are being retained for future use.

WISE Partnership

The South Metro WISE Authority (“SMWA”) is a group of ten governmental or quasi-governmental water providers including the Rangeview District, that was formed to enable its members to participate in a regional water supply project known as the Water Infrastructure Supply Efficiency partnership (“WISE”) created by the “WISE Partnership Agreement,” defined below. Each member of SMWA controls a contractually defined share of WISE and the members’ rights and obligations with respect to WISE. The WISE Partnership Agreement provides for the purchase of certain infrastructure (i.e., pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the ten members of the SMWA, and to “Denver Water” and “Aurora Water,” both defined below. Certain infrastructure has been constructed and other infrastructure will be constructed over the next several years. In December 2014, the Company, through the Rangeview District, consented to the waiver of all contingencies set forth in the Amended and Restated WISE Partnership – Water Delivery Agreement, dated December 31, 2013 (the “WISE Partnership Agreement”), among the City and County of Denver acting through its Board of Water Commissioners (“Denver Water”), the City of Aurora acting by and through its utility enterprise (“Aurora Water”).

In December 2014, the Company and the Rangeview District entered the Rangeview/Pure Cycle WISE Project Financing and Service Agreement (the “WISE Financing Agreement”), which requires the Company to fund the Rangeview District’s participation in WISE. During the three months ended November 30, 2020 and 2019, the Company through the Rangeview District, purchased an additional 166 and 0 acre-feet of WISE water for $0.3 million and $0. See further discussion in Note 7 – Related Party Transactions.

Lease Commitments

In February 2018, the Company entered into an operating lease for 11,393 square feet of office and warehouse space in Watkins, Colorado. The lease has a three-year term with payments of $6,600 per month and an option to extend the primary lease term for a two-year period at a rate equal to a 12.5% increase over the primary base payments.

For both three month periods ended November 30, 2020 and 2019, the Company recorded less than $0.1 million of rent expense related to its office lease. During both the three month periods ended November 30, 2020 and 2019, the Company paid less than $0.1 million against the Lease obligations — operating leases.

Operating lease expense is generally recognized evenly over the term of the lease. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheet. For lease agreements entered into or reassessed in the future, the Company will be required to combine the lease and non-lease components in determining the lease liabilities and right-of-use (“ROU”) assets.

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

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

Index
	As of November 30, 2020	As of August 31, 2020
	(In thousands)
Operating leases - right of use assets	$178	$196

Accrued liabilities	$78	$74
Lease obligations - operating leases, net of current portion	100	120
Total lease liability	$178	$194

Weighted average remaining lease term (in years)	2	2
Weighted average discount rate	6%	6%

NOTE 6 – SHAREHOLDERS’ EQUITY

The Company maintains the 2014 Equity Incentive Plan (the “2014 Equity Plan”), which was approved by shareholders in January 2014 and became effective on April 12, 2014. Executives, eligible employees, consultants and non-employee directors are eligible to receive options and stock grants pursuant to the 2014 Equity Plan. Pursuant to the 2014 Equity Plan, options to purchase shares of stock and stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the board of directors. The Company has reserved 1.6 million shares of common stock for issuance under the 2014 Equity Plan. As of November 30, 2020 and August 30, 2020, there were 979,382 and 1,088,500 shares available for grant under the 2014 Equity Plan The Company began awarding options and stock awards under the 2014 Equity Plan in January 2015. Prior to the effective date of the 2014 Equity Plan, the Company granted options and stock awards to eligible participants under its 2004 Incentive Plan (the “2004 Incentive Plan”), which expired on April 11, 2014. No additional awards may be granted pursuant to the 2004 Incentive Plan; however, awards outstanding as of April 11, 2014, will continue to vest and expire and may be exercised in accordance with the terms of the 2004 Incentive Plan.

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the three months ended November 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value (in thousands)
Outstanding at August 31, 2020	661,500	$7.23	6.17	$1,831
Granted	115,000	$9.00
Net settlement exercised	(18,000)	$3.04
Outstanding at November 30, 2020	758,500	$7.59	6.61	$1,670

Options exercisable at November 30, 2020	540,167	$6.73	5.53	$1,608

On September 23, 2020, there were 85,000 stock options granted to employees, which vest evenly over five years from the date of the grant. All 85,000 options expire no more than ten years from the date of the grant. The weighted-average grant-date fair value of stock options granted was $3.93.

Additionally, on September 23, 2020, there were 30,000 stock options granted to an executive officer which vest evenly over three years from the date of the grant. All 30,000 options expire no more than ten years from the date of the grant. The weighted-average grant-date fair value of stock options granted was $3.37.

During the three months ended November 30, 2020, the Company had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the three months ended November 30, 2020, resulted in 12,118 shares issued and 5,882 options cancelled in settlement of shares issued.  There were no net settlement exercises during the three months ended November 30, 2019.

Index
The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan as of and for the three months ended November 30, 2020:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2020	179,999	$4.31
Granted	115,000	$3.78
Vested	(76,666)	$4.27
Forfeited (a)	—	$—
Non-vested options outstanding at November 30, 2020	218,333	$4.04
(a) All non-vested options are expected to vest.

For the three months ended November 30, 2020 and 2019, the Company recorded less than $0.1 million and $0.1 million of stock-based compensation expense.

At November 30, 2020, the Company had unrecognized compensation expenses totaling $0.8 million relating to non-vested options that are expected to vest. The weighted-average period over which these options are expected to vest is approximately three years.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Rangeview District

The Rangeview District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range and other approved areas. The Rangeview District is governed by an elected board of directors. Eligible voters and persons eligible to serve as a director of the Rangeview District must own an interest in property within the boundaries of the Rangeview District. The Company owns certain rights and real property interests which encompass the current boundaries of the Rangeview District. On December 16, 2009, the Company entered into a Participation Agreement with the Rangeview District, whereby the Company agreed to provide funding to the Rangeview District in connection with the Rangeview District joining the South Metro Water Supply Authority (“SMWSA”). The Company provides funding pursuant to the Participation Agreement annually, which for fiscal 2021 and 2020 is an immaterial amount.

Through the WISE Financing Agreement, the Company agreed to fund the Rangeview District’s cost of participating in the regional water supply project known as the WISE partnership. During the three months ended November 30, 2020 and 2019, the Company through the Rangeview District, purchased an additional 166 and 0 acre-feet of WISE water for $0.3 million and $0. The cost of the water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2020, WISE water was $5.77 per thousand gallons and such rate will remain in effect through calendar 2021. In addition, the Company pays certain system operational and construction costs. If a WISE member, including the Rangeview District, does not need its WISE water each year or a member needs additional water, the members can trade and/or buy and sell water amongst themselves.

To date, the Company has capitalized the funding provided pursuant to the WISE Financing Agreement because the funding has been provided to purchase capacity in the WISE infrastructure. The Company’s total investment in the WISE assets as of November 30, 2020, is $6.1 million.

In 1995, the Company extended a loan to the Rangeview District. The loan provided for borrowings of up to $250,000, is unsecured, and bears interest based on the prevailing prime rate plus 2% (5.25% at November 30, 2020). The maturity date of the loan is December 31, 2020, at which time it will automatically renew for another 12 month term. In January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect. Of the November 30, 2020 balance in Notes receivable - related parties, $1.1 million includes borrowings by the Rangeview District of $0.7 million and accrued interest of $0.4 million. Of the August 31, 2020 balance in Notes receivable - related parties, $1.1 million includes borrowings by the Rangeview District of $0.6 million and accrued interest of $0.5 million.

Sky Ranch Community Authority Board

Sky Ranch Metropolitan District Nos. 1, 3, 4 and 5 (collectively, the “Sky Ranch Districts”) and the Sky Ranch CAB are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing service to the Company’s Sky Ranch property. The current members of the board of directors of each of the Rangeview District, the Sky Ranch Districts and the Sky Ranch CAB consist of three employees of the Company and one independent board member. Pursuant to that certain Community Authority Board Establishment Agreement, as the same may be amended from time to time, Sky Ranch Metropolitan District Nos. 1 and 5 formed the Sky Ranch CAB to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. In order for the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District, directly or through the Sky Ranch CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property.

Index
The Company and the Sky Ranch CAB entered into a Facilities Funding and Acquisition Agreement (the “FFAA”) effective November 2017, obligating the company to advance funding to the Sky Ranch CAB for specified public improvements constructed from 2018 to 2023. All amounts owed under the FFAA bear interest at a rate of 6% per annum. Due to the uncertainty of collecting the interest (because payment is contingent on the issuance of bonds), interest income is not recognized on the amounts owed by the Sky Ranch CAB until the bonds are issued. Due to this contingency, interest is deferred until the point in time when bonds are issued. At that point, the accrued interest will be recognized. The Sky Ranch CAB agrees to exercise reasonable efforts to issue bonds to reimburse the Company subject to certain limitations. In addition, the Sky Ranch CAB agrees to utilize any available moneys not otherwise pledged to payment of debt, used for operation and maintenance expenses, or otherwise encumbered, to reimburse the Company. Any advances not paid or reimbursed by the Sky Ranch CAB by December 31, 2058, shall be deemed forever discharged and satisfied in full.

As of November 30, 2020, the balance of the Company’s advances for improvements, including interest, net of costs reimbursed in November 2019, to the Sky Ranch CAB totaled $21.1 million, of which $0.3 million is included in Accrued liabilities, $19.3 million was expensed through Land development construction costs and $1.5 million of interest, which has not yet been recognized. The advances have been used by the Sky Ranch CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the Sky Ranch CAB.  Based on the specific costs being reimbursed by the Sky Ranch CAB, the Company records those costs that have been previously expensed in cost of sales as other income and those costs that remain capitalized as land development inventory costs as a reduction of the related land development inventory costs held in Land development inventories. Any reimbursable costs repaid after all capitalized expenses and lot revenues have been fully recognized are recorded as Other income. The Company expects the Sky Ranch CAB to fully reimburse all amounts owed either through future bond issuances or remittance of property taxes.

Refer to Note 2 – Revenue Recognition for a summary of reimbursable costs incurred to date, payments made from the Sky Ranch CAB and any outstanding reimbursable amounts.

In September 2018, effective as of November 13, 2017, the Company entered into an Operation Funding Agreement with the Sky Ranch CAB obligating the Company to advance funding to the Sky Ranch CAB for operation and maintenance expenses for the 2018 and 2019 calendar years. All payments are subject to annual appropriations by the Sky Ranch CAB in its absolute discretion.  The advances by the Company accrue interest at the rate of 6% per annum from the date of the advance. As of the November 30, 2020 and August 31, 2020,  the balances included in Notes receivable – related parties, related to the Operation Funding Agreement are immaterial.

NOTE 8 – SIGNIFICANT CUSTOMERS

The Company has significant customers in its operations. For the water and wastewater resource development segment, the Company primarily provides water and wastewater services on behalf of Rangeview Metropolitan District. The significant end users include all Sky Ranch homes combined and Crestone Peak Resources (oil & gas operations). For the land development segment and water and wastewater tap fees, which are reported within the water and wastewater resource development segment, significant customers include Taylor Morrison, KB Home and Richmond Homes.

NOTE 9 – ACCRUED LIABILITIES

	November 30, 2020	August 31, 2020
	(In thousands)
Due to the Sky Ranch CAB - related party	$823	$1,169
Other operating payables	329	353
WISE water	326	69
Land development - warranty and other - related party	321	—
Accrued compensation	146	767
Operating lease obligations	78	74
Property taxes	56	72
Professional fees	54	56
Due to the Rangeview District - related party	47	43
Total	$2,180	$2,603

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company has historically been involved in various claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Company records an accrual for a material loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company makes such estimates based on information known about the claims and experience in contesting, litigating and settling similar claims. Disclosures are also provided for reasonably possible losses that could have a material effect on the Company’s financial position, results of operations or cash flows. The Company was not involved in litigation or other legal proceedings and had no contingencies where the risk of material loss was reasonably possible as of November 30, 2020, or August 31, 2020.

Index
NOTE 11 – SEGMENT INFORMATION

Because of the methods used by the Chief Operating Decision Maker (the “CODM”) to allocate resources, the Company has identified two operating segments which meet GAAP segment disclosure requirements, namely the water and wastewater resource development segment and the land development segment.

The water and wastewater resource development business includes selling water services to customers, which water is provided by the Company using water rights owned or controlled by the Company, and developing infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater. The land development segment includes all the activities necessary to develop and sell finished lots, which as of and for the three months ended November 30, 2020 and 2019, was done exclusively at the Company’s Sky Ranch Master Planned Community.

Oil and gas operations, although material in certain years, are deemed a passive activity as the CODM does not actively allocate resources to these projects; therefore, this is not classified as a reportable segment.

The tables below present the measure of profit and assets the CODM uses to assess the performance of the segment for the periods presented:

	Three Months Ended November 30, 2020
	Water and wastewater resource development	Land development	Corporate	Total
	(In thousands)
Total Revenue	$2,512	$2,356	$—	$4,868
Cost of revenue	(661)	(1,719)	—	(2,380)
Depreciation and depletion	(365)	—	—	(365)
Total cost of revenue	(1,026)	(1,719)	—	(2,745)
Gross Margin	1,486	637	—	2,123
Pretax operating income	$1,486	$637	$(1,170)	$953

	Three Months Ended November 30, 2019
	Water and wastewater resource development	Land development	Corporate	Total
	(In thousands)
Total Revenue	$1,918	$8,542	$—	$10,460
Cost of revenue	(304)	(8,063)	—	(8,367)
Depreciation and depletion	(219)	—	—	(219)
Total cost of revenue	(523)	(8,063)	—	(8,586)
Gross Margin	1,395	479	—	1,874
Reimbursement of construction costs	—	6,276	—	6,276
Gross Margin after reimbursables	$1,395	$6,755	$—	$8,150
Pretax operating income	$1,395	$479	$(886)	$988

The following table summarizes total assets for the Company’s water and wastewater resource development business and land development business by segment.  The assets consist of water rights and water and wastewater systems in the Company’s water and wastewater resource development segment and land, inventories and deposits in the Company’s land development segment. The Company’s other assets (“Corporate”) primarily consist of cash and cash equivalents, equipment, mineral rights, related party notes receivables and an income tax receivable.

Index
	November 30, 2020	August 31, 2020
	(In thousands)
Water and wastewater resource development	$55,376	$56,267
Land development	6,598	6,975
Corporate	26,979	26,519
Total assets	$88,953	$89,761

NOTE 12 – INCOME TAXES

For the three months ended November 30, 2020 and 2019, the Company recorded income tax expense of $0.3 million and $1.9 million. The net expense during the three months ended November 30, 2020 consisted of current income tax expense of $0.2 million and deferred income tax expense of $0.1 million. The net expense during the three months ended November 30, 2019 consisted of current income tax expense of $1.2 million and deferred income tax expense of $0.7 million.

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items. At November 30, 2020 the Company is estimating an annual effective tax rate of approximately 25%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended November 30, 2020 and 2019, the Company’s effective income tax rate was 24.6% and 24.7%

No taxes were paid during the three months ended November 30, 2020 and 2019, respectively.

Deferred income taxes reflect the tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liability as of November 30, 2020 and August 31, 2020 are as follows:

	November 30, 2020	August 31, 2020
Deferred tax assets (liabilities):	(In thousands)
Net operating loss carryforwards	$—	$23
Accrued compensation	33	167
Deferred revenues	76	89
Depreciation and depletion	(1,672)	(1,701)
Non-qualified stock options	505	491
Other	46	45
Net deferred tax liability	$(1,012)	$(886)

NOTE 13 – EARNINGS PER SHARE

Certain outstanding options are excluded from the diluted earnings per share calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). The options excluded totaled 180,000 for the three months ended November 30, 2020. There were no excluded options for the three months ended November 30, 2019.

	Three Months Ended November 30,
	2020	2019
	(In thousands, except share and per share amounts)
Net Income	$845	$5,763

Basic weighted average common shares	23,866,740	23,826,598
Effect of dilutive securities	169,739	224,097
Weighted average shares applicable to diluted earnings per share	24,036,479	24,050,695

Earnings per share - basic	$0.04	$0.24
Earnings per share - diluted	$0.04	$0.24

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors, as described in “Risk Factors” in the 2020 Annual Report, that could cause our actual growth, results of operations, performance, financial position and business prospects and opportunities for this fiscal year and periods that follow to differ materially from those expressed in or implied by those forward-looking statements. Readers are cautioned that forward-looking statements contained in this Quarterly Report on Form 10-Q should be read in conjunction with our disclosure under the heading “Disclosure Regarding Forward-Looking Statements” below.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition and should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto and the financial statements and the notes thereto contained in the 2020 Annual Report. This section focuses on the key indicators reviewed by management in evaluating our financial condition and operating performance, including the following:

●	Revenue generated from providing water and wastewater services;
●	Revenue from lot sales at Sky Ranch;
●	Expenses associated with developing our water and land assets; and
●	Cash available to continue development of our land, water rights and service agreements.

Our Business

We are a diversified land and water resource development company. At our core, we are an innovative and vertically integrated wholesale water and wastewater service provider that, in addition to owning and developing water and wastewater resources, is developing a master planned community on land we own and to which we provide water and wastewater services. We have accumulated valuable water and land interests over the past 30 years and have developed an extensive network of wholesale water production, storage, treatment and distribution systems, and wastewater collection and treatment systems that we use to serve domestic, commercial and industrial customers in the Denver metropolitan region. Our primary land asset, Sky Ranch, is located in one of the most active development areas in the Denver metropolitan region along the quickly developing I-70 corridor, and we are developing lots at Sky Ranch for residential, commercial, retail, and light industrial uses.

Although we report our results of operations in two segments, our water and wastewater resource development segment and our land development segment, we operate these segments as a cohesive business designed to provide a cost effective, sustainable and value-added business enterprise.

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

Index
Land Development

Our Land Development segment is primarily focused on actively developing the Sky Ranch Master Planned Community located along the I-70 corridor to provide residential, commercial, retail, and light industrial lots. Sky Ranch is zoned to include up to 3,200 single-family and multifamily homes, parks, open spaces, trails, recreational centers, schools, and over two million square feet of retail, commercial and light industrial space just four miles south of Denver International Airport. Our land development activities include the design, permitting, and construction of all the horizontal infrastructure, including, storm water, drainage, roads, curbs, sidewalks, parks, open space, trails and other infrastructure to deliver “ready to build” finished lots to home builders and commercial customers. Our land development activities generate revenue from the sale of finished lots as well as construction revenues from activities where we construct infrastructure on behalf of others. Land development revenues come from our home builder customers under specific agreements for the delivery of finished lots as well as reimbursements for the construction of public improvements, such as roads, curbs, storm water, drainage, sidewalks, parks, open space, trails etc., which come from the local governmental entity, the Sky Ranch CAB, subject to the approval and issuance of municipal bonds to fund such reimbursements.

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

In June 2017, we entered into separate contracts with Richmond American Homes, Taylor Morrison, and KB Home, pursuant to which we agreed to sell 506 total single-family, detached residential lots at the Sky Ranch property. We are obligated, pursuant to these contracts, to construct infrastructure and other public improvements as well as wholesale infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities).

As of November 30, 2020, we have incurred $34.5 million related to the development of the first filing of Sky Ranch out of the total estimated $35.8 million. We anticipate the remaining $1.3 million will be incurred during our fiscal 2021. These amounts include estimated reimbursable costs of $31.6 million, for which we received a partial reimbursement of $10.5 million in November 2019. We believe the outstanding $21.1 million of remaining reimbursables from the Sky Ranch CAB will be paid from future municipal bonds as the project continues to grow its assessed value and tax base. As of November 30, 2020, we have recognized $35.4 million of the sales price contracted for with the home builders and the remaining $1.4 million is expected to be recognized as revenue in our fiscal 2021. In addition, from the start of development at Sky Ranch through November 30, 2020, the Sky Ranch development produced $9.9 million of water and wastewater tap fees, and we expect that an additional $5.0 million of tap fees will be received during our remaining fiscal 2021.

In November 2020, we entered into separate contracts with KB Home, Meritage Homes, Melody (a DR Horton Company) and Challenger Homes to sell 789 single-family attached and detached residential lots at the Sky Ranch property. This next development phase of Sky Ranch will incorporate approximately 250 acres and is planned to be completed in four sub-phases. Due to our strong performance in the first filing of the Sky Ranch project, we were able to realize a 30% increase in our lot price from $75,000 for a 50’ lot in phase one to $97,000 for the same 50’ lot in the first subphase of filing two. The timing of cash flows will include certain milestone deliveries, including, but not limited to, completion of governmental approvals for final plats, installation of wet utility public improvements, and final completion of lot deliveries. In January 2021, we expect to begin construction on the second filing at Sky Ranch, which is expected to include 895 residential lots. The 106 lots not currently under contract to home builders are being retained for future use.

Recent Developments

As the novel strain of the coronavirus (“COVID-19”) continues to escalate, we have taken measures to protect the health and well-being of our employees, customers, business partners, and their families. We have staggered the in-office work hours of various staff to ensure we can maintain proper social distancing, we require face coverings in all indoor settings as well as when employees are unable to maintain proper distance while working outside, and we have enhanced our cleaning and disinfecting activities. We have been able to maintain our level of efficiency with the use of video conferencing and electronic data sharing platforms. We were informed that our builder customers also took precautionary measures to ensure the safety of their employees, customers, business partners, and their families.  These measures varied by builder.  As a result, some of our builder customers reported material net housing order declines during the period (compared to the same period a year prior). However, they are also reporting material increases in orders since the stay-at-home orders have been reduced. We had been expecting to accelerate deliveries of the remaining finished lots at Sky Ranch into fiscal 2020; however, as a result of the COVID-19 precautionary measures and stay-at-home orders, we delivered the remaining lots during the three months ended November 30, 2020.  These deliveries were still ahead of the original delivery dates set forth in our contracts with the home builders by nearly two years. The most dramatic impact on our operations has been the delay in inspections, the permit process and other activities requiring governmental agencies due to expansive work restrictions imposed on their operations. We expect COVID-19 to continue to play a role in potential delays related to the second filing at Sky Ranch due to rapidly changing governmental orders, city and country shutdowns, and public health concerns. Mainly, we have experienced delays in the permitting process through the county.

Index
Results of Operations

Executive Summary

The results of our operations for the three months ended November 30, 2020 and 2019 are as follows:

Table 1 - Summary of Results of Operations

	Three Months Ended November 30,
	2020	2019	$ Change	% Change
	(In thousands except for water deliveries)
Millions of gallons of water delivered	104	16	88	549%
Municipal water usage revenues	$167	$103	$64	62%
Oil and gas operations water usage revenues	1,199	37	1,162	3,141%
Total metered water usage revenues	$1,366	$140	$1,226	876%
Operating costs to deliver water (excluding depreciation and depletion)	545	254	291	115%
Water delivery gross margin	$821	$(114)	$935	820%
Water delivery gross margin %	60%	(81)%

Wastewater treatment revenues	$42	$20	$22	110%
Operating costs to treat wastewater	92	26	66	254%
Wastewater treatment gross margin	$(50)	$(6)	$(44)	733%
Wastewater treatment gross margin %	(119)%	(30)%

Lot sales revenue	$2,356	$8,542	$(6,186)	(72)%
Land development construction costs incurred	1,719	8,063	(6,344)	(79)%
Land development gross margin	$637	$479	$158	33%
Land development gross margin %	27%	6%

Water and wastewater tap fees	$1,083	$1,672	$(589)	(35)%

Other income	$152	$6,662	$(6,510)	(98)%
Other income costs incurred	$24	$24	$—	—

General and administrative expenses	$1,086	$801	$285	36%
Net income	$845	$5,763	$(4,918)	(85)%

Discussion of Changes in Summary Results

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

Water deliveries and water revenues increased during the three months ended November 30, 2020, as compared to the three months ended November 30, 2019, primarily as a result of water sales to oil and gas operations. Water delivery gross margin increased from fiscal year 2020 as a result of the difference in metered rates for fracking water compared to rates for tap customers, as revenues received for fracking water have a higher margin. Increases and decreases in water deliveries charged at different rates will result in disproportionate increases and decreases in revenues and margins. The following tables detail the sources of our sales, the number of kgal (1,000 gallons) sold, and the average price per kgal for the three months ended November 30, 2020 and 2019.

Index
Table 2 - Water Revenue Summary

	Three Months Ended November 30,
	2020			2019
Customer Type	Sales (In thousands)	kgal	Average price per kgal	Sales (In thousands)	kgal	Average price per kgal
On Site	$32	2,642	$11.92	$41	5,460	$7.47
Export – Commercial	21	2,353	9.12	14	1,644	8.64
Sky Ranch	99	12,298	8.06	9	373	23.89
Wild Pointe	15	6,496	2.32	39	7,776	5.07
Fracking	1,199	80,104	14.97	37	748	49.97
	$1,366	103,893	$13.15	$140	16,001	$8.79

Wastewater treatment revenues – Our wastewater customers are charged based on the estimated amount of wastewater treated. Wastewater treatment revenues increased during the three months ended November 30, 2020, as compared to the three months ended November 30, 2019. The increase was primarily due to increased wastewater treatment revenues from the development at Sky Ranch. The wastewater gross margin decreased compared to the three months ended November 30, 2019, due to an increase in staff required to maintain the water reclamation facility at Sky Ranch development and additional startup costs related to the new facility, which went into service in the second quarter of fiscal 2020. As we add customers to the wastewater system, the margins are expected to increase as the system was designed to provide services to more than 2,000 connections, which has the effect of overburdening the initial revenues with higher per unit costs upfront.

Lot sales revenues – Lot sales revenues decreased during the three months ended November 30, 2020 compared to the three months ended November 30, 2019, primarily as a result of timing of our progress of the first filing at Sky Ranch. To date, we have recognized $35.4 million of the estimated total revenue $36.8 million related to the first filing at Sky Ranch. Revenue for KB Homes, for which we recognize revenue when finished lots have been delivered, has been fully recognized. The remaining revenues relate to Richmond Home and Taylor Morrison and will be recognized in our fiscal 2021.

Water and wastewater tap fees – Tap fees and other revenues decreased during the three months ended November 30, 2020 compared to the three months ended November 30, 2019, primarily as a result of timing of tap sales by our homebuilder customers. During the three months ended November 30, 2020, we sold 35 water and wastewater taps at Sky Ranch and 1 water tap at Wild Pointe, compared to 58 water and wastewater taps during the three months ended November 30, 2019. Tap sales are driven by home closings and are not contractually established with the builders.

General and Administrative Expenses

Significant general and administrative (“G&A”) expenses for the three months ended November 30, 2020 and 2019, respectively, were:

Table 3 - Significant G&A Expenses

	Three Months Ended November 30,
	2020	2019	$ Change	% Change
	(In thousands)
Salary and salary-related expenses:
Including share-based compensation	$685	$412	$273	66%
Excluding share-based compensation	$588	$306	$282	92%
Professional fees	$186	$145	$41	28%
Fees paid to directors and D&O insurance	$50	$49	$1	2%
Public entity related expenses	$29	$28	$1	4%

Salary and salary-related expenses – Salary and salary-related expenses increased for the three months ended November 30, 2020, as compared to the three months ended November 30, 2019, primarily as a result of increased headcount of 5, fiscal 2021 bonus accrual and the addition of our 401K match policy.

Professional fees – Professional fees increased for the three months ended November 30, 2020, as compared to the three months ended November 30, 2019, primarily as a result of increased consulting services and increased audit and tax fees.

Other Income and Expense Items

Index
Table 4 - Other Items

	Three Months Ended November 30,
	2020	2019	$ Change	% Change
	(In thousands)
Other income items:
Oil and gas royalty income, net	$75	$270	$(195)	(72)%
Oil and gas lease income, net	$52	$62	$(10)	(16)%
Interest income	$15	$54	$(39)	(72)%
Other income	$10	—	$10	—
Income from reimbursement of construction costs (related party)	$—	$6,276	$(6,276)	(100)%

Oil and gas royalty income – Oil and gas royalty income decreased during the three months ended November 30, 2020 compared to the three months ended November 30, 2019, primarily as a result of decreased oil and gas production. As a result of COVID-19 and the resulting economic effects caused by stay-at-home orders and less travel and commuting, oil and gas prices decreased significantly and have not rebounded, making new production less attractive to oil and gas companies.

Oil and gas lease income – Oil and gas lease income decreased during the three months ended November 30, 2020 compared to the three months ended November 30, 2019, primarily as a result of the expiration of our lease with Bison Oil and Gas, LLP.

Interest income – Interest income represents interest earned on the temporary investment of capital in cash and cash equivalents, investments, finance charges, and interest accrued on the notes receivable from the Rangeview District and the Sky Ranch Districts. The decrease in the three months ended November 30, 2020 compared to 2019 was primarily attributable to short term investments held in the first quarter of fiscal 2020. Due to the current low interest rates, we are no longer holding any short-term investments.

Income from reimbursement of construction costs - related party – In November 2019, the Sky Ranch CAB issued $13.2 million of bonds related to the public improvements at Sky Ranch. This is only a portion of the total $31.6 million which is eligible for reimbursement. We anticipate the Sky Ranch CAB will reimburse us for the remaining $21.1 million either by the issuance of bonds for that amount in the future as development continues at Sky Ranch or from property tax assessments received by the Sky Ranch CAB. Of the $13.2 million of bonds issued, we received $10.5 million, which represents the partial reimbursement of the advances we made to the Sky Ranch CAB for construction of the public improvements pursuant to a funding agreement between us and the Sky Ranch CAB.

Of the $10.5 million we received, $4.2 million was recorded as a reduction to the Land Development Inventories account and $6.3 million was recognized as Income from reimbursement of construction costs - related party in other income.

Liquidity, Capital Resources and Financial Position

At November 30, 2020, our working capital, defined as current assets less current liabilities, was $19.9 million, which included $21.3 million in cash and cash equivalents. We believe that as of November 30, 2020, and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next 12 months.

Sky Ranch Development

The first filing at Sky Ranch is nearing completion, with approximately $1.3 million remaining obligations. Filing 2 is preparing to break ground January 2021. We anticipate future revenues from water and wastewater tap fees as well as progress payments from our homebuilder customers and our existing cash balances will fund our obligations for the next 12 months.

ECCV Capacity Operating System

The Rangeview District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than 10 miles of buried water pipeline located on the Lowry Range. In May 2012, we entered into an agreement to operate and maintain the ECCV facilities, allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat fee of eight thousand dollars per month from January 1, 2013 through December 31, 2020, and will decrease to three thousand dollars per month from January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from the ECCV’s system, which is included in the water usage fees charged to customers. The ECCV system is anticipated to continue to cost us approximately ten thousand dollars per month to maintain going forward.

Index
South Metropolitan Water Supply Authority (“SMWSA”) and the Water Infrastructure Supply Efficiency Partnership (“WISE”)

We have entered into a financing agreement that obligates us to fund the Rangeview District’s cost of participating in WISE. We anticipate that we will be investing $1.1 million in 2021 and $7.5 million in total for the fiscal years 2022 through 2025 to fund the Rangeview District’s obligation to purchase water and infrastructure for WISE, its obligations related to SMWSA, and the construction of a connection to the WISE system. In exchange for funding the Rangeview District’s obligations in WISE, we will have the sole right to use and reuse the Rangeview District’s 9% share of the WISE water and infrastructure to provide water service to the Rangeview District’s customers and to receive the revenue from such service. Our current WISE subscription entitles us to approximately three million gallons per day of transmission pipeline capacity and 500 acre feet per year of water.

Summary Cash Flows Table

Table 5 - Summary Cash Flows Table

	Three Months Ended November 30,
	2020	2019	$ Change	% Change
	(In thousands)
Cash provided by (used in):
Operating activities	$6	$14,721	$(14,715)	(100)%
Investing activities	$(499)	$2,875	$(3,374)	(117)%
Financing activities	$(1)	$(2)	$1	50%

Changes in Operating Activities – Operating activities include revenues produced by our segments less costs incurred in the delivery of those services and G&A expenses.

Cash provided by operations decreased in the three months ended November 30, 2020 compared to 2019, primarily as a result of the bond payment we received as partial reimbursement of public improvement expenditures from the Sky Ranch CAB and increased lot sales revenues in the three months ended November 30, 2019.

Changes in Investing Activities – During the three months ended November 30, 2020, investing activities used $0.5 million primarily due to investments in our water, water systems, and land development activities. Conversely, during the three months ended November 30, 2019, investing activities produced $2.9 million, primarily as a result of the sale of short-term investments, partially offset by investments in our water, water systems, and land development activities.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist entirely of the contingent portion of the CAA as described in Note 5 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply to the accompanying condensed consolidated financial statements. The contingent liability is not reflected on our balance sheet because the obligation to pay the CAA is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended August 31, 2020 and Note 2 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included as Item 8 in our Annual Report on Form 10-K for the year ended August 31, 2020. With the exception of updates to significant accounting policies discussed in Note 1 of this Quarterly Report on Form 10-Q, the accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three months ended November 30, 2020 are the same as those described in our Annual Report on Form 10-K for the year ended August 31, 2020. There have been no changes to our critical accounting policies during the quarter ended November 30, 2020. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended August 31, 2020.

Recently Adopted and Issued Accounting Pronouncements

See Note 1 – Presentation of Interim Information to the accompanying condensed consolidated financial statements for recently adopted and issued accounting pronouncements.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part II Item 1A of our most recent Annual Report on Form 10- K, and in the reports we file with the Securities and Exchange Commission. These risks are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. We can provide no assurance that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements, except as may be required under applicable law.

Index
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of November 30, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and the Chief Financial Officer each concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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
January 5, 2021