Form 10-Q
period 2021-02-28
PURE CYCLE CORP
filed 2021-04-14
CIK 276720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 1, 2021:

Common stock, 1/3 of $.01 par value	23,905,644
(Class)	(Number of Shares)

PURE CYCLE CORPORATION
INDEX TO FEBRUARY 28, 2021 FORM 10-Q

Page

PART I. FINANCIAL INFORMATION	1

Item 1. Condensed Consolidated Financial Statements	1

Condensed Consolidated Balance Sheets: February 28, 2021 (unaudited) and August 31, 2020	1

Condensed Consolidated Statements of Operations and Comprehensive Income (unaudited): For the three and six months ended February 28, 2021 and February 29, 2020	2

Condensed Consolidated Statements of Shareholders’ Equity (unaudited): For the three and six months ended February 28, 2021 and February 29, 2020	3

Condensed Consolidated Statements of Cash Flows (unaudited): For the six months ended February 28, 2021 and February 29, 2020	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION	30

Item 6. Exhibits	30

SIGNATURES	31

Index
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

PURE CYCLE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2021 (unaudited)	August 31, 2020
	(In thousands, except share and per share amounts)
ASSETS:
Current assets:
Cash, cash equivalents and restricted cash	$20,763	$21,797
Trade accounts receivable, net	1,385	1,124
Prepaid expenses and other assets	445	1,001
Land development inventories:
Land development - Phase 1	—	481
Land development - Phase 2	151	—
Public improvement reimbursables - Phase 2	315	—
Income taxes receivable	—	1,588
Total current assets	23,059	25,991

Investments in water and water systems, net	54,737	55,087
Land and mineral interests	5,055	4,915
Other assets	2,440	2,042
Notes receivable - related parties, including accrued interest:
Public improvement reimbursables - Phase 1	21,466	—
Other	1,159	1,079
Long-term land investment	451	451
Operating leases - right of use assets, less current portion	159	196
Total assets	$108,526	$89,761

LIABILITIES:
Current liabilities:
Accounts payable	$137	$180
Accrued liabilities	563	1,391
Accrued liabilities - related parties	374	1,212
Income taxes payable	4,267	—
Deferred lot sale revenues	995	1,635
Deferred oil and gas lease payment and water sales payment	191	1,800
Total current liabilities	6,527	6,218

Deferred oil and gas lease payment and water sales payment, less current portion	69	165
Participating interests in export water supply	326	328
Deferred tax liability	957	886
Lease obligations - operating leases, less current portion	79	120
Total liabilities	7,958	7,717

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B - par value $0.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	—	—
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 23,888,375 and 23,856,098 shares outstanding, respectively	80	80
Additional paid-in capital	173,254	172,927
Accumulated deficit	(72,766)	(90,963)
Total shareholders’ equity	100,568	82,044
Total liabilities and shareholders’ equity	$108,526	$89,761

See accompanying Notes to Condensed Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Revenues:	(In thousands, except per share amounts)
Metered water usage from:
Municipal customers	$74	$37	$241	$140
Oil and gas operations	583	20	1,782	57
Wastewater treatment fees	51	20	93	40
Water and wastewater tap fees	1,583	1,173	2,666	2,845
Lot sales	515	2,265	2,871	10,807
Project management fees - recognized	1,548	—	1,548	—
Special facility projects and other	385	4	406	90
Total revenues	4,739	3,519	9,607	13,979

Expenses:
Water service operations	(213)	(207)	(758)	(461)
Wastewater service operations	(64)	(38)	(156)	(64)
Land development construction costs	(269)	(1,817)	(1,988)	(9,880)
Depletion and depreciation	(354)	(383)	(719)	(602)
Other	(363)	(3)	(387)	(27)
Total cost of revenues	(1,263)	(2,448)	(4,008)	(11,034)
Gross profit	3,476	1,071	5,599	2,945

General and administrative expenses	(1,342)	(1,037)	(2,428)	(1,838)
Depreciation	(76)	(95)	(160)	(180)
Operating income (loss)	2,058	(61)	3,011	927

Other income:
Recognition of public improvement reimbursables - related party	18,894	—	18,894	—
Interest income	1,448	84	1,463	138
Reimbursement of construction costs - related party	485	—	485	6,276
Oil and gas royalty income, net	76	269	151	539
Oil and gas lease income, net	48	61	100	123
Other	10	—	20	—
Income from operations before income taxes	23,019	353	24,124	8,003
Income tax expense	(5,667)	(79)	(5,927)	(1,966)
Net income	$17,352	$274	$18,197	$6,037
Unrealized holding losses	—	—	—	(4)
Total comprehensive income	$17,352	$274	$18,197	$6,033

Earnings per common share:
Basic	$0.73	$0.01	$0.76	$0.25
Diluted	$0.72	0.01	$0.76	0.25

Weighted average common shares outstanding:
Basic	23,882	23,846	23,874	23,836
Diluted	24,092	24,110	24,064	24,080

See accompanying Notes to Condensed Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended February 28, 2021
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(In thousands)
November 30, 2020 balance:	433	$—	23,868	$80	$173,013	$—	$(90,118)	$82,975
Stock option exercises	—	—	8	—	14	—	—	14
Stock granted for services	—	—	12	—	136	—	—	136
Share-based compensation	—	—	—	—	91	—	—	91
Net income	—	—	—	—	—	—	17,352	17,352
February 28, 2021 balance:	433	$—	23,888	$80	$173,254	$—	$(72,766)	$100,568

	Three Months Ended February 29, 2020
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(In thousands)
November 30, 2019 balance:	433	$—	23,827	$79	$172,466	$—	$(91,950)	$80,595
Stock option exercises	—	—	13	—	35	—	—	35
Stock granted for services	—	—	12	—	149	—	—	149
Share-based compensation	—	—	—	—	99	—	—	99
Net income	—	—	—	—	—	—	274	274
February 29, 2020 balance:	433	$—	23,852	$79	$172,749	$—	$(91,676)	$81,152

Index
PURE CYCLE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Six Months Ended February 28, 2021
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(In thousands)
August 31, 2020 balance:	433	$—	23,856	$80	$172,927	$—	$(90,963)	$82,044
Stock option exercises	—	—	20	—	14	—	—	14
Stock granted for services	—	—	12	—	136	—	—	136
Share-based compensation	—	—	—	—	177	—	—	177
Net income	—	—	—	—	—	—	18,197	18,197
February 28, 2021 balance:	433	$—	23,888	$80	$173,254	$—	$(72,766)	$100,568

	Six Months Ended February 29, 2020
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(In thousands)
August 31, 2019 balance:	433	$—	23,827	$79	$172,361	$4	$(97,713)	$74,731
Stock option exercises	—	—	13	—	35	—	—	35
Stock granted for services	—	—	12	—	149	—	—	149
Share-based compensation	—	—	—	—	204	—	—	204
Net income	—	—	—	—	—	—	6,037	6,037
Unrealized holding loss on investments	—	—	—	—	—	(4)	—	(4)
February 29, 2020 balance:	433	$—	23,852	$79	$172,749	$—	$(91,676)	$81,152

See accompanying Notes to Condensed Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	February 28, 2021	February 29, 2020
	(In thousands)
Cash flows from operating activities:
Net income	$18,197	$6,037
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and depletion	879	782
Share-based compensation expense	313	353
Deferred income taxes	71	722
Interest added to receivable from related parties	(21)	(22)
Proceeds from CAB reimbursement applied to land development inventories	—	4,230
Changes in operating assets and liabilities:
Trade accounts receivable	(261)	732
Prepaid expenses	72	(92)
Land development inventories	108	2,796
Taxes receivable	1,588	—
Recognition of public improvement reimbursables	(21,466)	—
Taxes payable	4,267	—
Accounts payable and accrued liabilities	(1,432)	204
Deferred revenues	(2,346)	655
Other assets and liabilities	(56)	145
Net cash (used) provided by operating activities	(87)	16,542

Cash flows from investing activities:
Investments in water, water systems and land	(880)	(4,245)
Purchase of property and equipment	(79)	(376)
Sale and maturities of short-term investments	—	5,185
Purchase of short-term investments	—	(1,720)
Net cash used by investing activities	(959)	(1,156)

Cash flows from financing activities:
Proceeds from exercise of options	14	35
Payments to contingent liability holders	(2)	(4)
Net cash provided by financing activities	12	31

Net change in cash, cash equivalents and restricted cash	(1,034)	15,417
Cash, cash equivalents and restricted cash – beginning of period	21,797	4,478
Cash, cash equivalents and restricted cash – end of period	$20,763	$19,895

Cash and cash equivalents	$20,482	$19,895
Restricted cash	281	0
Total cash, cash equivalents and restricted cash	$20,763	$19,895

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES
Transfer of land development costs to other assets	$484	$—
Transfer of land development costs to inventory	$467	$—
Changes in Land development inventories included in accounts payable and accrued liabilities	$374	$1,211
Changes in Investments in water, water systems and land included in accounts payable and accrued liabilities	$90	$1,591
Income taxes paid	$—	$1,071

See accompanying Notes to Condensed Consolidated Financial Statements

Index
PURE CYCLE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2021

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The February 28, 2021 condensed consolidated balance sheet, the condensed consolidated statements of operations and comprehensive income for the three and six months ended February 28, 2021 and February 29, 2020, the condensed consolidated statements of shareholders’ equity for the three and six months ended February 28, 2021 and February 29, 2020, and the condensed consolidated statements of cash flows for the six months ended February 28, 2021 and February 29, 2020 have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. The unaudited condensed consolidated financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at February 28, 2021, and for all periods presented.

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

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

On March 27, 2020, Congress enacted the CARES Act to provide certain relief because of the recent outbreak of a novel strain of the coronavirus (“COVID-19”) pandemic. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. There has not been a material impact to the Company's condensed consolidated financial statements as a result of the CARES Act.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used to account for certain items such as revenue recognition, timing and amount of reimbursable costs and expenses and the associated repayment, costs of revenue for lot sales, share-based compensation, deferred tax asset and liability valuation, depreciation and the recoverability of long lived assets. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to COVID-19.

During the three months ended February 28, 2021, the Company revised its estimates to conclude that the reimbursable public improvements, project management revenue and interest income related to the first development phase at Sky Ranch are reasonably assured of payment. Historically, due to a lack of tax base and no operating history for the Sky Ranch CAB, the Company was unable to estimate when or if it would receive payment for these items and deferred recognition of them until the cash was received from the Sky Ranch CAB. As a result of an established and growing tax base resulting from the success of the initial filing, added mill levies, and additional unencumbered fees received by the Sky Ranch CAB, the Company believes repayment of the public improvements, payment of the project management fees and interest income are now reasonably assured. Based on this, the Company has recognized these items in the Company’s consolidated financial statements. The timing and amount of these potential payments have been estimated by the Company based on sales and growth trends utilizing current assessed home values and historic growth rates which have been projected to the current and contracted for lot sales through the contractual obligation period.

Index
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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Companies will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 was set to be effective for public companies on January 1, 2020; however, the FASB delayed the effective date for smaller reporting companies, which for the Company the effective date is September 1, 2023. The Company continues to monitor economic implications of the COVID-19 pandemic; however, based on current market conditions, the Company does not expect the adoption of ASU 2016-13 to have a material impact on the Company’s consolidated financial statements.

NOTE 2 – RESTRICTED CASH

The Company has entered into a cash-secured performance standby letter of credit agreement with its primary bank to maintain a letter of credit related to the Company's performance obligations in the ordinary course of business. As of February 28, 2021, the Company had a letter of credit outstanding of $0.3 million and has restricted cash in the same amount.

NOTE 3 – REVENUE RECOGNITION AND REIMBURSABLE COSTS

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

Water and Wastewater Resource Development Segment

The Company’s water and wastewater resource development segment provides wholesale municipal water and wastewater services, through the Rangeview Metropolitan District (the “Rangeview District”) and Elbert and Highway 86 Metropolitan District (the “Elbert 86 District”) to end use customers for fees, described below. The Rangeview District services Sky Ranch and other customers on the Lowry Range. The Elbert 86 District services Wild Pointe, a subdivision in Elizabeth, Colorado.

Monthly water usage and wastewater treatment fees – The Company provides water to customers, collects wastewater from those customers and treats that wastewater which is reused for irrigation purposes. For these services, the Company charges customers monthly potable and reuse water fees that are comprised of a base charge and a usage charge based on actual amounts of water delivered to the customer using a tiered structure that results in higher fees for higher usage. Wastewater treatment services incur flat monthly fees. The Company recognizes these revenues at a point in time upon delivering water to the end use customers.

Water and wastewater tap fees – A tap constitutes a right to connect a residential or commercial building or property to the Company’s water and wastewater systems. Once granted, the customer may make a physical tap into the service line(s) to connect its property to the Company’s systems to obtain water and/or wastewater service. The right stays with the property. The Company has no obligation to physically connect the property to the lines, which is typically done by the home builder or commercial owner. Once connected to the water and/or wastewater systems, the customer has live service to receive metered water deliveries from the Company’s system and send wastewater to the Company. Thus, the customer has full control of the connection right as it can obtain all the benefits from this right. As such, tap fees are deemed separate and distinct performance obligations that are recognized as revenue at a point in time.

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

Index
Reimbursable public improvement costs – The Sky Ranch Community Authority Board (the “Sky Ranch CAB”) is obligated to construct certain public improvements at Sky Ranch. Public improvements are items that are not associated with one lot or one home, but can be used by the public, whether living in Sky Ranch or not. Public improvements include items such as roads, curbs, sidewalks, landscaping, and parks but also includes items such as water distribution systems, sewer collection systems, storm water systems, and drainage improvements. These public improvements are constructed pursuant to design standards specified by local governmental jurisdictions including the Sky Ranch Metropolitan District Nos. 1, 3, 4 and 5 (collectively, the “Sky Ranch Districts”), the Sky Ranch CAB and Arapahoe County, and, after inspection and acceptance, are turned over to the applicable governmental entity to operate and maintain.

Pursuant to agreements between the Company and the Sky Ranch CAB (see Note 8 – Related Party Transactions), the Company is obligated to provide funding to the Sky Ranch CAB related to the construction of these public improvements. Because public improvements are utilized by more than just a single home, the costs are typically reimbursed through property tax assessments. During the initial development filing at Sky Ranch, the Sky Ranch CAB expended $29.4 million to build these public improvements, including construction support activities, for which the Company provided the funding. Pursuant to the funding agreement between the Company and the Sky Ranch CAB, the expended $29.4 million along with the accrued interest income and project management fees are payable to the Company since the Company provided the initial funding. In November 2019, the Sky Ranch CAB issued $13.2 million of bonds to recover a portion of the total $32.4 million expected to be received related to the public improvements constructed for the initial filing at Sky Ranch. Upon the issuance of the bonds, the Company received $10.5 million as partial reimbursement for advances the Company made to the Sky Ranch CAB to fund the construction of these public improvements. Additionally, the Sky Ranch CAB paid the Company $0.4 million as a result of unencumbered funds from a 2020 budget surplus. With the first filing nearing completion, the Sky Ranch CAB has established a tax base with revenue generation from tax receipts.  Historically, the recognition of these costs was contingent upon the Sky Ranch CAB issuing bonds but as the tax base and subsequent revenues have grown, the Sky Ranch CAB has more funds and ability with which to repay the Company. The Company has determined the reimbursement of public improvement costs, for which the Company has an enforceable right to payment for costs incurred, are probable of collection due to the established and growing tax base and future bonds, and as such, has recognized the reimbursable public improvements costs incurred to date at Sky Ranch. The Company recognized a Note receivable – related party in the amount of $21.5 million which bears an interest rate of 6% per annum and recognized $1.6 million as Project management revenue, $1.0 million as Interest income, and $18.9 million as Other income during the three and six months ended February 28, 2021. This receivable will be reviewed each reporting period for impairment.

For the second phase and beyond, the Company will continue to assess the collectability of reimbursable public improvement expenditures. The Sky Ranch CAB has an obligation to repay the Company but the ability of the Sky Ranch CAB to repay the Company before the contractual termination of December 31, 2060 is dependent upon the establishment of a tax base or other fee generating activities sufficient to recover reimbursable costs incurred. Public improvements are considered contract fulfillment costs and will be recognized in a separate Land development inventories account as funds are expended. Once collectability is deemed to be reasonably assured, the public reimbursable expenditures will be reclassified out of Land development inventories and into Notes receivable - related party. The Company will evaluate any balance in Notes receivable - related party for impairment each reporting period and an impairment charge will be incurred for any amounts deemed uncollectible. The reimbursable public improvement costs bear an interest rate of 6% per annum.

Project management services – Pursuant to two Service Agreements for Project Management Services (the “Project Management Agreements”) with the Sky Ranch CAB, the Company acts as the project manager and provides the services required to deliver the Sky Ranch CAB-eligible public improvements (see discussion of reimbursable public improvements above), including but not limited to Sky Ranch CAB compliance; planning design and approvals; project administration; contractor agreements; and construction management and administration. The Company is responsible for all expenses it incurs in the performance of the Project Management Agreements and is not entitled to any reimbursement or compensation except as set forth in the Project Management Agreements, unless otherwise approved in advance by the Sky Ranch CAB in writing. The Company receives a project management fee of five percent (5%) of actual construction costs of Sky Ranch CAB-eligible public improvements. The project management fee is based only on the actual costs of the improvements; thus, items such as fees, permits, review fees, consultant or other soft costs, and land acquisition or any other costs that are not directly related to the cost of construction of Sky Ranch CAB-eligible public improvements are not included in the calculation of the project management fee. Soft costs and other costs incurred by the Company that are not directly related to the construction of Sky Ranch CAB-eligible public improvements are included in Land development inventories and accounted for in the same manner as construction support activities as described below. Per the Project Management Agreements, no payment is required by the Sky Ranch CAB with respect to project management fees unless and until the Sky Ranch CAB and/or the Sky Ranch Districts have funds or issue municipal bonds in an amount sufficient to reimburse the Company for all or a portion of advances provided, or expenses incurred for construction of public improvements that qualify as reimbursable expenses. Historically, the recognition of project management revenue was deferred as the payment was deemed contingent on a sufficient tax base and or the issuance of municipal bonds for collectability to be reasonably assured. With the first phase nearing completion, the Sky Ranch CAB has an established tax base, with which Management believes provides reasonable assurance the Sky Ranch CAB can repay the Company for qualifying expenditures. The Company has determined that payment from the Sky Ranch CAB is probable and as such, the Company has recognized project management revenue for all reimbursable construction costs incurred to date of $1.6 million and will recognize future project management revenue each period based on actual construction costs related to the public improvements when collectability is deemed to be reasonably assured. The $1.6 million was recognized as a Notes receivable - related party. Future amounts will be added to Land development inventories or Notes receivable – related party, dependent upon whether collectability is deemed to be reasonably assured.

Index
Construction support activities – The Company performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance of the grading erosion and sediment control best management practices and other construction-related services. These activities are invoiced to the Sky Ranch CAB upon completion and will be recognized as Land development inventories or Notes receivable – related party, dependent upon whether collectability is deemed to be reasonably assured.

The following table summarizes the amounts the Company paid, what was repaid by the Sky Ranch CAB and amounts still owed to the Company by the Sky Ranch CAB:

	As of February 28, 2021
	Costs incurred to date	Payments repaid by Sky Ranch CAB	Amounts payable to Pure Cycle by the Sky Ranch CAB
	(In thousands)
Phase 1
Public improvements	$28,565	$10,505	$18,060
Accrued interest	1,433	400	1,033
Project management services	1,539	—	1,539
Construction support activities	834	—	834
Phase 1 reimbursable costs	$32,371	$10,905	$21,466

Phase 2
Public improvements	$315	$—	$315
Phase 2 reimbursable costs	$315	$—	$315

Public improvements and construction support activities accrue interest of 6% per annum, which was not previously recognized as the interest payments were deemed contingent on a sufficient tax base and or the issuance of municipal bonds for collectability to be reasonably assured. This interest was recognized as a portion of the recognition of $21.5 million of reimbursable costs as collection is probable. Project management fees do not accrue interest. The Company expects to incur an additional $0.9 million through the end of the calendar year 2021, with an estimated $0.6 million for construction costs related to public improvements to complete the first development phase of the initial 506 lots and expects that amount to be reimbursed to the Company along with the amounts noted in the table above as the Sky Ranch CAB issues bonds, collects fees, or property tax assessments.

Deferred Revenue

As noted above, the Company recognizes certain lot sales over time as construction activities progress for lots sold pursuant to lot development agreements and not when payment is received. Based on this, the Company will frequently receive milestone payments before revenue can be recognized (i.e. prior to the Company completing cumulative progress which faithfully represents the transfer of goods and services to the customer) which results in the Company recording deferred revenue. The Company recognizes this revenue into income as construction activities progress measured based on costs incurred to total expected costs of the project which management believes is a faithful representation of the transfer of goods and services to the customer.

In fiscal 2018 and 2019, the Company received up-front payments for certain oil and gas leases which permitted an oil and gas operator priority rights to water deliveries over a specified period of time. As the Company was not required to perform on its delivery obligations when the payments were received, recognition of revenue was deferred and is being recognized on a straight-line basis over the agreement term. The 2018 payment has been fully recognized as of the first quarter of fiscal 2021.

Index
The Company also received an up-front payment from an oil and gas industrial customer to reserve priority water for their operations, which the Company is recognizing this revenue based either on actual usage each reporting period or based on amounts which have expired pursuant to the agreement. The customer had up to one year from the invoice date to use such water. The customer did not use the water in the contract period which ended in January 2021, and such water was forfeited by the customer resulting in the Company recognizing revenue of $0.4 million.

Deferred revenue by segment is as follows:

	February 28, 2021	August 31, 2020
	(In thousands)
Land development segment	$995	$1,636
Water and wastewater resource development segment	260	1,965
Balance, end of period	$1,255	$3,601

Changes in deferred revenue were as follows:

February 28, 2021
(In thousands)
Balance, August 31, 2020	$3,601
Deferral of revenue	2,231
Recognition of unearned revenue	(4,577)
Balance, February 28, 2021	$1,255

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. During November 2020, the Company received the final payment of $2.2 million, including $1.6 million for outstanding open contracts in the first development filing at Sky Ranch, which represents the final lot sales in the first filing at Sky Ranch, and $0.6 million for neighborhood amenities.

NOTE 4 – FAIR VALUE MEASUREMENTS

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the NASDAQ Stock Market. The Company had no Level 1 assets or liabilities as of February 28, 2021 or August 31, 2020.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company had no Level 2 assets or liabilities as of February 28, 2021 or August 31, 2020.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities. The Company had one Level 3 asset, Notes receivable - related party, and one liability, the contingent portion of the CAA, as of February 28, 2021.

The Company has determined the fair value of the reimbursable public improvements note receivable to be $17.8 million, compared to a carrying value of $21.5 million. The Company determined the fair value by estimating future cash flows discounted by a market rate. This note receivable does not have a stated repayment schedule and the Company relies on Sky Ranch CAB budgets and forecasted property tax revenues to estimate future cash flows. The Other notes receivables do not have a determinable fair value as the borrowing and repayments from the Rangeview District and the Sky Ranch CAB cannot be reasonably estimated.

The Company has determined that the contingent portion of the CAA does not have a determinable fair value (see Note 6 – Long-Term Obligations and Operating Lease).

The Company maintains policies and procedures to value instruments using what management believes to be the best and most relevant data available.

Index
NOTE 5 – WATER AND LAND ASSETS

The Company’s water rights and current water and wastewater service agreements, including capitalized terms not defined herein, are more fully described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2020 Annual Report.

Investment in Water and Water Systems

The Company’s Investments in water and water systems consist of the following costs and accumulated depreciation and depletion at February 28, 2021 and August 31, 2020:

	February 28, 2021		August 31, 2020
	Costs	Accumulated Depreciation and Depletion	Costs	Accumulated Depreciation and Depletion
	(In thousands)
Rangeview water supply	$14,573	$(16)	$14,570	$(15)
Sky Ranch water rights and other costs	7,336	(995)	7,499	(981)
Fairgrounds water and water system	2,900	(1,283)	2,900	(1,239)
Rangeview water system	16,960	(1,157)	15,948	(789)
Water supply – Other	7,548	(1,274)	7,550	(1,116)
Wild Pointe service rights	1,632	(741)	1,632	(708)
Sky Ranch pipeline	5,727	(698)	5,727	(602)
Lost Creek water supply	3,374	—	3,372	—
Construction in progress	851	—	1,339	—
Totals	60,901	(6,164)	60,537	(5,450)
Net investments in water and water systems	$54,737		$55,087

Construction in progress primarily consists of additional water facilities at Sky Ranch. The Company anticipates the additional facilities will be placed in service during fiscal 2021.

NOTE 6 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

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

As the proceeds from the sale of Export Water are received they are either retained by the Company or remitted to various parties pursuant to the CAA. As of February 28, 2021, the recorded obligation of the CAA is $0.3 million and the contingent off-balance sheet portion is $0.6 million.

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means that the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. Of the next $6.3 million of Export Water payouts, which based on current payout levels would occur over several years, the Company will receive $5.6 million of revenue. Thereafter, the Company will be entitled to all but $0.2 million of the proceeds from the sale of Export Water after deduction of the State Land Board royalty.

Sky Ranch

In November 2020 and February 2021, the Company entered into separate contracts with KB Home, Melody (a DR Horton Company), Challenger Homes, and Lennar Colorado, LLC to sell 789 single-family attached and detached residential lots at the Sky Ranch property. This next development phase of Sky Ranch will incorporate approximately 250 acres and is planned to be completed in four sub-phases. Due to the Company’s strong performance in the first phase of the Sky Ranch project, the Company was able to realize an approximate 30% increase in lot prices from $75,000 for a 50’ lot in phase one to $97,000 for the same 50’ lot in the first subphase of the second phase. The timing of cash flows will include certain milestone deliveries, including, but not limited to, completion of governmental approvals for final plats, installation of wet utility public improvements, and final completion of lot deliveries. The Company began construction in February 2021 on the second phase at Sky Ranch, which is expected to include 895 residential lots. The 106 lots not currently under contract to home builders are being retained for use as long-term Build-to-Rent rental properties.

Index
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

In December 2014, the Company and the Rangeview District entered the Rangeview/Pure Cycle WISE Project Financing and Service Agreement (the “WISE Financing Agreement”), which requires the Company to fund the Rangeview District’s participation in WISE. During the three months ended February 28, 2021 and February 29, 2020, the Company through the Rangeview District, purchased an additional 35 and 400 acre-feet of WISE water for less than $0.1 million and $0.6 million. See further discussion in Note 8 – Related Party Transactions.

Lease Commitments

In February 2018, the Company entered into an operating lease for 11,393 square feet of office and warehouse space in Watkins, Colorado. The lease has a three-year term with payments of $6,600 per month and an option to extend the primary lease term for a two-year period at a rate equal to a 12.5% increase over the primary base payments.

For six months ended February 28, 2021 and February 29, 2020, the Company recorded less than $0.1 million of rent expense related to its office lease. During the six months ended February 28, 2021 and February 29, 2020, the Company paid less than $0.1 million against the Lease obligations — operating leases.

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

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

	As of February 28, 2021	As of August 31, 2020
	(In thousands)
Operating leases - right of use assets	$159	$196

Accrued liabilities	$81	$74
Lease obligations - operating leases, net of current portion	79	120
Total lease liability	$160	$194

Weighted average remaining lease term (in years)	1.9	2.4
Weighted average discount rate	6%	6%

Index
NOTE 7 – SHAREHOLDERS’ EQUITY

The Company maintains the 2014 Equity Incentive Plan (the “2014 Equity Plan”), which was approved by shareholders in January 2014 and became effective on April 12, 2014. Executives, eligible employees, consultants and non-employee directors are eligible to receive options and stock grants pursuant to the 2014 Equity Plan. Pursuant to the 2014 Equity Plan, options to purchase shares of stock and stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the board of directors. The Company has reserved 1.6 million shares of common stock for issuance under the 2014 Equity Plan. As of February 28, 2021 and August 30, 2020, there were 970,723 and 1,088,500 shares available for grant under the 2014 Equity Plan. The Company began awarding options and stock awards under the 2014 Equity Plan in January 2015. Prior to the effective date of the 2014 Equity Plan, the Company granted options and stock awards to eligible participants under its 2004 Incentive Plan (the “2004 Incentive Plan”), which expired on April 11, 2014. No additional awards may be granted pursuant to the 2004 Incentive Plan; however, awards outstanding as of April 11, 2014, will continue to vest and expire and may be exercised in accordance with the terms of the 2004 Incentive Plan.

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the six months ended February 28, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value (in thousands)
Outstanding at August 31, 2020	661,500	$7.23	6.17	$1,831
Granted	115,000	$9.00
Exercised	(5,000)	2.76
Net settlement exercised	(24,500)	$3.07
Outstanding at February 28, 2021	747,000	$7.64	6.68	3,078

Options exercisable at February 28, 2021	528,667	$6.78	5.61	2,634

On January 13, 2021 the six non-employee Board members were each granted 2,000 unrestricted stock grants. The fair market value of the unrestricted shares for share-based compensation expense is equal to the closing price of the Company's common stock on the date of grant of $11.33. There is no vesting requirement for the unrestricted stock grants and the Company recognized the full expense of $0.1 million in the three months ended February 28, 2021.

During the six months ended February 28, 2021, the Company had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the three months ended February 28, 2021 resulted in 3,159 shares issued and 3,341 options cancelled in settlement of shares issued. Net settlement exercises during the six months ended February 28, 2021 resulted in 15,277 shares issued and 9,223 options cancelled in settlement of shares issued. There were no net settlement exercises during the six months ended February 29, 2020.

The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan as of and for the six months ended February 28, 2021:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2020	179,999	$4.31
Granted	115,000	$3.78
Vested	(76,666)	$4.27
Forfeited (a)	—	$—
Non-vested options outstanding at February 28, 2021	218,333	$4.04

(a)	All non-vested options are expected to vest.

For each three month periods ended February 28, 2021 and February 29, 2020, the Company recorded $0.2 million of stock-based compensation expense. For each six month periods ended February 28, 2021 and February 29, 2020, the Company recorded $0.3 million of stock-based compensation expense.

Index
At February 28, 2021, the Company had unrecognized compensation expenses totaling $0.7 million relating to non-vested options that are expected to vest. The weighted-average period over which these options are expected to vest is approximately three years.

NOTE 8 – RELATED PARTY TRANSACTIONS

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

Through the WISE Financing Agreement, the Company agreed to fund the Rangeview District’s cost of participating in the regional water supply project known as the WISE partnership. During the three months ended February 28, 2021 and February 29, 2020, the Company through the Rangeview District, purchased an additional 35 and 400 acre-feet of WISE water for less than $0.1 million and $0.6 million. The cost of the water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2021, WISE water was $5.77 per thousand gallons and such rate will remain in effect through calendar 2021. In addition, the Company pays certain system operational and construction costs. If a WISE member, including the Rangeview District, does not need its WISE water each year or a member needs additional water, the members can trade and/or buy and sell water amongst themselves.

To date, the Company has capitalized the funding provided pursuant to the WISE Financing Agreement because the funding has been provided to purchase capacity in the WISE infrastructure. The Company’s total investment in the WISE assets as of February 28, 2021, is $6.2 million.

Additionally, the Rangeview District has entered into an agreement with WISE to construct a special facility during fiscal 2021. Pure Cycle will fund the construction of the special facility and Rangeview will remit 100% of the revenue to Pure Cycle.

In 1995, the Company extended a loan to the Rangeview District. The loan provided for borrowings of up to $250,000, is unsecured, and bears interest based on the prevailing prime rate plus 2% (5.25% at February 28, 2021). The maturity date of the loan is December 31, 2020, at which time it will automatically renew for another 12 month term. In January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect. Of the February 28, 2021 balance in Notes receivable - related parties, $1.1 million includes borrowings by the Rangeview District of $0.7 million and accrued interest of $0.4 million. Of the August 31, 2020 balance in Notes receivable - related parties, $1.1 million includes borrowings by the Rangeview District of $0.6 million and accrued interest of $0.5 million.

Sky Ranch Community Authority Board

The Sky Ranch Districts and the Sky Ranch CAB are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing service to the Company’s Sky Ranch property. The current members of the board of directors of each of the Rangeview District, the Sky Ranch Districts and the Sky Ranch CAB consist of three employees of the Company and one independent board member. Pursuant to that certain Community Authority Board Establishment Agreement, as the same may be amended from time to time, Sky Ranch Metropolitan District Nos. 1 and 5 formed the Sky Ranch CAB to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. In order for the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District, directly or through the Sky Ranch CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property.

The Company and the Sky Ranch CAB entered into a Facilities Funding and Acquisition Agreement (the “FFAA”) effective November 2017, obligating the company to advance funding to the Sky Ranch CAB for specified public improvements constructed from 2018 to 2023. All amounts owed under the FFAA bear interest at a rate of 6% per annum. Any advances not paid or reimbursed by the Sky Ranch CAB by December 31, 2058 for first phase and December 31, 2060 for the second phase, shall be deemed forever discharged and satisfied in full.

Index
As of February 28, 2021, the balance of the Company’s advances for improvements, including interest, net of reimbursements from the Sky Ranch CAB, to the Sky Ranch CAB totaled $21.5 million. The advances have been used by the Sky Ranch CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the Sky Ranch CAB which have been certified by an independent third-party.  Previously, the reimbursable expenditures funded by the Company were expensed through Land development construction costs and project management revenue and interest income were not recognized as the reimbursement was deemed contingent on a sufficient tax base and or the issuance of municipal bonds for collectability to be reasonable assured. Additionally, the Sky Ranch CAB is contractually obligated to utilize any available funds not otherwise pledged to payment of previously issued bonds, used for operation and maintenance expenses, or otherwise encumbered, to reimburse the Company. As the collectability of reimbursable expenditures incurred to date for the first development phase of Sky Ranch is determined to be probable, the Company has recognized the remaining $21.5 million as Notes receivable – related party and recognized $1.6 million as Project management revenue, $1.0 million as Interest income, and $18.9 million as Other income. For the second phase and beyond, the Company will continue to assess the collectability of reimbursable public improvement expenditures. The Sky Ranch CAB has an obligation to repay the Company but the ability of the Sky Ranch CAB to repay the Company before the contractual termination of December 31, 2060 is dependent upon the establishment of a tax base or other fee generating activities sufficient to recover reimbursable costs incurred. Costs incurred will be recognized as Land development inventories or Notes receivable – related party, dependent upon whether collectability is deemed to be reasonably assured.

Refer to Note 3 - Revenue Recognition for a summary of reimbursable costs incurred to date, payments made from the Sky Ranch CAB, and any outstanding reimbursable amounts.

In September 2018, effective as of November 13, 2017, the Company entered into an Operation Funding Agreement with the Sky Ranch CAB obligating the Company to advance funding to the Sky Ranch CAB for operation and maintenance expenses for the 2018 and 2019 calendar years. All payments are subject to annual appropriations by the Sky Ranch CAB in its absolute discretion.  The advances by the Company accrue interest at the rate of 6% per annum from the date of the advance. As of the February 28, 2021 and August 31, 2020,  the balances included in Notes receivable – related parties, related to the Operation Funding Agreement are immaterial.

NOTE 9 – SIGNIFICANT CUSTOMERS

The Company has significant customers in its operations. For the water and wastewater resource development segment, the Company primarily provides water and wastewater services on behalf of Rangeview Metropolitan District. The significant end users include all Sky Ranch homes in aggregate, Crestone Peak Resources (oil & gas operations) and the WISE partnership related to a special facilities construction project. For the land development segment and water and wastewater tap fees, which are reported within the water and wastewater resource development segment, significant customers include Taylor Morrison, KB Home and Richmond Homes.

NOTE 10 – ACCRUED LIABILITIES

	February 28, 2021	August 31, 2020
	(In thousands)
Accrued compensation	$268	$767
Due to the Sky Ranch CAB - related party	193	1,169
Land development - warranty and other - related party	181	—
Other operating payables	91	353
Operating lease obligations	81	74
WISE water	66	69
Property taxes	36	72
Professional fees	21	56
Due to Rangeview - related party	-	43
Total	$937	$2,603

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company has historically been involved in various claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Company records an accrual for a material loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company makes such estimates based on information known about the claims and experience in contesting, litigating and settling similar claims. Disclosures are also provided for reasonably possible losses that could have a material effect on the Company’s financial position, results of operations or cash flows. The Company is involved in certain legal proceedings as in the ordinary course of adjudicating and protecting its water and water rights. The Company had no contingencies where the risk of material loss was reasonably possible as of February 28, 2021, or August 31, 2020.

Index
NOTE 12 – SEGMENT INFORMATION

Because of the methods used by the Chief Operating Decision Maker (the “CODM”) to allocate resources, the Company has identified two operating segments which meet GAAP segment disclosure requirements, namely the water and wastewater resource development segment and the land development segment. A third segment, Build-to-Rent (“BTR”), will be presented once material to operations.

The water and wastewater resource development business includes selling water services to customers, which water is provided by the Company using water rights owned or controlled by the Company, and developing infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater. The land development segment includes all the activities necessary to develop and sell finished lots, which as of and for the six months ended February 28, 2021 and February 29, 2020, was done exclusively at the Company’s Sky Ranch Master Planned Community.

Oil and gas operations, although material in certain years, are deemed a passive activity as the CODM does not actively allocate resources to these projects; therefore, this is not classified as a reportable segment.

The tables below present the measure of profit and assets the CODM uses to assess the performance of the segment for the periods presented:

	Three Months Ended February 28, 2021
	Water and wastewater resource development	Land development	Corporate	Total
	(In thousands)
Total revenue	$2,676	$2,063	$—	$4,739

Cost of revenue	(640)	(269)	—	(909)
Depreciation and depletion	(354)	—	—	(354)
Total cost of revenue	(994)	(269)	—	(1,263)
Gross margin	$1,682	$1,794	$—	$3,476

	Three Months Ended February 29, 2020
	Water and wastewater resource development	Land development	Corporate	Total
	(In thousands)
Total revenue	$1,254	$2,265	$—	$3,519

Cost of revenue	(248)	(1,817)	—	(2,065)
Depreciation and depletion	(383)	—	—	(383)
Total cost of revenue	(631)	(1,817)	—	(2,448)
Gross margin	$623	$448	$—	$1,071

	Six Months Ended February 28, 2021
	Water and wastewater resource development	Land development	Corporate	Total
	(In thousands)
Total revenue	$5,188	$4,419	$—	$9,607

Cost of revenue	(1,301)	(1,988)	—	(3,289)
Depreciation and depletion	(719)	—	—	(719)
Total cost of revenue	(2,020)	(1,988)	—	(4,008)
Gross margin	$3,168	$2,431	$—	$5,599

Index
	Six Months Ended February 29, 2020
	Water and wastewater resource development	Land development	Corporate	Total
	(In thousands)
Total revenue	$3,172	$10,807	$—	$13,979
Cost of revenue	(552)	(9,880)	—	(10,432)
Depreciation and depletion	(602)	—	—	(602)
Total cost of revenue	(1,154)	(9,880)	—	(11,034)
Gross margin	$2,018	$927	$—	$2,945

The following table summarizes total assets for the Company’s water and wastewater resource development business and land development business by segment.  The assets consist of water rights and water and wastewater systems in the Company’s water and wastewater resource development segment and land, inventories and deposits in the Company’s land development segment. The Company’s other assets (“Corporate”) primarily consist of cash, cash equivalents and restricted cash, equipment, and related party notes receivables.

	February 28, 2021	August 31, 2020
	(In thousands)
Water and wastewater resource development	$54,949	$56,267
Land development	6,338	6,975
Corporate	47,239	26,519
Total assets	$108,526	$89,761

NOTE 13 – INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items. As of February 28, 2021 the Company is estimating an annual effective tax rate of approximately 25%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. Income tax information for the three and six months ended February 28, 2021 and February 29, 2020 are as follows:

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
	(In thousands)
Effective income tax rate	24.7%	22.3%	24.7%	24.6%
Income tax expense (benefit):
Current	$5,723	$76	$5,856	$1,244
Deferred	(56)	3	71	722
Total	$5,667	$79	$5,927	$1,966
Income taxes paid:
Federal	$—	$877	$—	$877
State	—	194	—	194
Total	$—	$1,071	$—	$1,071

Deferred income taxes reflect the tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liability as of February 28, 2021 and August 31, 2020 are as follows:

	February 28, 2021	August 31, 2020
Deferred tax assets (liabilities):	(In thousands)
Depreciation and depletion	(1,654)	(1,701)
Non-qualified stock options	522	491
Accrued compensation	66	167
Deferred revenues	64	89
Other	45	45
Net operating loss carryforwards	$—	$23
Net deferred tax liability	$(957)	$(886)

Index
NOTE 14 – EARNINGS PER SHARE

Certain outstanding options are excluded from the diluted earnings per share calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). The options excluded totaled 0 and 130,000 for the three and six months ended February 28, 2021. There were no excluded options for the three and six months ended February 29, 2020.

	Three Months Ended		Six Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
	(In thousands, except share and per share amounts)
Net income	$17,352	$274	$18,197	$6,037
Basic weighted average common shares	23,881,655	23,846,265	23,874,198	23,836,431
Effect of dilutive securities	210,693	263,273	190,216	243,685
Weighted average shares applicable to diluted earnings per share	24,092,349	24,109,538	24,064,414	24,080,116
Earnings per share - basic	$0.73	$0.01	$0.76	$0.25
Earnings per share - diluted	$0.72	$0.01	$0.76	$0.25

NOTE 15 – SUBSEQUENT EVENT

The Company announced in March 2021 the launch of a new line of business which will be referred to as Build-to-Rent (“BTR”). BTR is expected to represent as a separate reporting segment and will be presented once material. Previously reported financial information for the current segments will not change as a result of the new segment.

During the initial development phase of Sky Ranch, the Company retained ownership of three residential lots, on which the Company has begun building three single family homes which Pure Cycle will own, maintain and rent to qualified renters. The Company has contracted out the construction to a local construction company and expects these three homes to be completed and ready for renters in the fall of 2021. After the successful completion and operational start up of the three houses in the first phase, the Company intends to expand this BTR line in the second development phase of Sky Ranch by building and renting homes on the 106 lots that were not sold to the Company's home builder partners. Grading on the second phase of Sky Ranch has begun, and once complete the Company will look to partner with certain builders to construct additional BTR units as the second development phase of Sky Ranch is completed.

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

Our Business

We are a diversified water resource and land development company. At our core, we are an innovative and vertically integrated wholesale water and wastewater service provider which also develops land we own into master planned communities, to which we will continue to provide water and wastewater services as well as operate long-term build-to-rent properties. We have accumulated valuable water and land interests over the past 30 years and have developed an extensive network of wholesale water production, storage, treatment and distribution systems, and wastewater collection and treatment systems that we use to serve domestic, commercial and industrial customers in the Denver metropolitan region. Our primary land asset, Sky Ranch, is located in one of the most active development areas in the Denver metropolitan region along the quickly developing I-70 corridor, and we are developing lots at Sky Ranch for residential, commercial, retail, and light industrial uses.

Although we currently report our results of operations in two segments, our water and wastewater resource development segment and our land development segment, we operate these segments as a cohesive business designed to provide a cost effective, sustainable and value-added business enterprise. We will separately present the Build-to-Rent segment once material.

Water and Wastewater

Water resources throughout the western United States and more prominently in Colorado are a scarce and valuable resource.  Our portfolio of 29,500 acre-feet is comprised of groundwater and surface water supplies. Our other significant water assets include 26,000 acre-feet of adjudicated reservoir sites, two wastewater reclamation facilities, multiple water treatment facilities, potable and raw water storage facilities, wells and water production facilities, and roughly 50 miles of water distribution and wastewater collection lines. Our water supplies and wholesale facilities are in southeast Denver, an area which is limited in both water availability and infrastructure to produce, treat, store, and distribute water and wastewater. We believe this provides us with a unique competitive advantage in offering these services.

We provide wholesale water and wastewater service to local governments, including the Rangeview Metropolitan District (the “Rangeview District”), Arapahoe County, the Sky Ranch Community Authority Board (the “Sky Ranch CAB”), and the Elbert and Highway 86 Metropolitan District (the “Elbert 86 District”). Our mission is to provide sustainable, reliable, high quality water to our customers and collect, treat, and reuse wastewater using advance water treatment systems, which produce high quality reclaimed water we can reuse for outdoor irrigation and industrial demands. By using and reusing our water supplies, we proactively manage our valuable water rights in the water-scarce Denver, Colorado region. We design, permit, construct, operate and maintain wholesale water and wastewater systems that we own or operate on behalf of governmental entities. We also design, permit, construct, operate and maintain retail distribution and collection systems that we own or operate on behalf of our governmental customers. Additionally, we handle administrative functions, including meter reading, billing and collection of monthly water and wastewater revenues, regulatory water quality monitoring, sampling, testing, and reporting requirements to the Colorado Department of Public Health and Environment.

Land Development

Our Land Development segment is primarily focused on actively developing the Sky Ranch Master Planned Community located along the booming I-70 corridor to provide residential, commercial, retail, and light industrial lots. Sky Ranch is zoned to include up to 3,400 single-family and multifamily homes, parks, open spaces, trails, recreational centers, and schools. Additionally, Sky Ranch is zoned to include over two million square feet of retail, commercial and light industrial space, which is the equivalent of 1,600 residential units, meaning the Sky Ranch community at build-out will include a total of roughly 5,000 residential and equivalent units. Our land development activities include the design, permitting, and construction of all the horizontal infrastructure, including, storm water, drainage, roads, curbs, sidewalks, parks, open space, trails, and other infrastructure to deliver “ready to build” finished lots to home builders and commercial customers. Our land development activities generate revenue from the sale of finished lots as well as construction revenues from activities where we construct infrastructure on behalf of others. Land development revenues come from our home builder customers under specific agreements for the delivery of finished lots. Additionally, pursuant to certain agreements with the Sky Ranch metropolitan districts, on their behalf we construct public infrastructure such as roads, curbs, storm water, drainage, sidewalks, parks, open space, trails etc., which costs are reimbursed to us by the Sky Ranch CAB, through funds generated by the Sky Ranch districts through taxes, fees or the issuance of municipal bonds.

Index
Our land development activities provide a strategic complement to our water and wastewater services because a significant component of any master planned community is providing high quality domestic water, irrigation water, and wastewater to the community. Having control over land and the water and wastewater services enables us to build infrastructure for potable water and irrigation distribution, wastewater and storm water collection, roads, parks, open spaces, and other investments efficiently, and to manage delivery of these investments to match take-down commitments from our home builder customers without significant excess capacity in any of these investments.

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

As of February 28, 2021, we have incurred $34.9 million of the total estimated $35.8 million in costs related to the development of the first phase of Sky Ranch. We anticipate the remaining $0.9 million will be incurred during our remaining fiscal 2021. These amounts include estimated reimbursable costs of $32.4 million, for which we received a partial reimbursement of $10.5 million through proceeds from municipal bonds and an additional payment of $0.4 million of unencumbered funds resulting from a budget surplus in 2020. We believe the outstanding $21.5 million of remaining reimbursables from the Sky Ranch CAB will be paid from future fees, taxes, and municipal bonds as the project continues to grow its assessed value and tax base. As homes at Sky Ranch have sold faster than anticipated and assessed values have exceeded early estimates, the Sky Ranch CAB has developed an established tax basis and has the intent and ability to issue municipal bonds. As such, the collectability of these reimbursables is probable. As such, we have recognized the remaining $21.5 million of reimbursables as a Notes receivable – related party and recognized $1.6 million as Project management revenue, $1.0 million as Interest income, and $18.9 million as Other income during the three and six months ended February 28, 2021. As of February 28, 2021, we have recognized $35.9 million of the sales price contracted for with the home builders and the remaining $0.9 million is expected to be recognized as revenue in our remaining fiscal 2021. In addition, from the start of development at Sky Ranch through February 28, 2021, the Sky Ranch development produced $11.5 million of water and wastewater tap fees, and we expect that an additional $3.4 million of tap fees will be received during calendar 2021.

In November 2020 and February 2021, we entered into separate contracts with KB Home, Lennar Colorado, Melody (a DR Horton Company) and Challenger Homes to sell 789 single-family attached and detached residential lots at the Sky Ranch property. This next development phase of Sky Ranch will incorporate approximately 250 acres and is planned to be completed in four sub-phases. Due to our strong performance in the first phase of the Sky Ranch project, we were able to realize an approximate 30% increase in our lot price from $75,000 for a 50’ lot in phase one to $97,000 for the same 50’ lot in the first subphase of the second phase. The timing of cash flows will include certain milestone deliveries, including, but not limited to, completion of governmental approvals for final plats, installation of wet utility public improvements, and final completion of lot deliveries. In February 2021, we began construction on the second development phase at Sky Ranch, which is expected to include nearly 900 residential lots. The 100+ lots not currently under contract to home builders are being retained for use as build-to-rent long-term rental properties, as described below.

Build-to-Rent

During the three months ended February 28, 2021, as announced in March 2021, we launched a new line of business which will be referred to as our Build-to-Rent (“BTR”) line of business. During our initial development phase of Sky Ranch, we retained ownership of three residential lots, on which we have begun building three single family homes which we will own, maintain and rent to qualified renters. We have contracted out the construction to a reputable construction company and we expect these three homes to be completed and ready for renters in the fall of 2021. After the successful completion of the three houses in the first phase, we intend to expand this BTR line in our second development phase of Sky Ranch by building and renting homes on the 100+ lots we did not sell to our home builder partners. Grading on the second phase of Sky Ranch has begun, and once complete we will look to partner with certain builders to construct our BTR units as the second development phase of Sky Ranch is completed.

Index
Recent Developments

As the coronavirus (“COVID-19”) pandemic continues, we have continued to enforce many safety measures enacted to protect the health and well-being of our employees, customers, business partners, and their families. We have implemented and adjusted as necessary staggered in-office work hours for various staff to ensure we can maintain proper social distancing, we require face coverings in all indoor settings as well as when employees are unable to maintain proper distance while working outside, and we have enhanced our cleaning and disinfecting activities. We have been able to maintain our level of efficiency with the use of video conferencing and electronic data sharing platforms. We were informed that our builder customers also took precautionary measures to ensure the safety of their employees, customers, business partners, and their families.  These measures varied by builder.  As a result, some of our builder customers reported material net housing order declines in 2020. However, they are also reporting material increases in orders since the stay-at-home orders have been reduced. We had been expecting to accelerate deliveries of the remaining finished lots at Sky Ranch into fiscal 2020; however, because of the COVID-19 precautionary measures and stay-at-home orders, we delivered the remaining lots during the first quarter of fiscal 2021.  These deliveries were still ahead of the original delivery dates set forth in our contracts with the home builders by nearly two years. The most dramatic impact on our operations has been the delay in inspections, the permit process and other activities requiring governmental agencies due to expansive work restrictions imposed on their operations. We expect COVID-19 to continue to play a role in potential delays related to the second filing at Sky Ranch due to rapidly changing governmental orders, city and country shutdowns, and public health concerns. Mainly, we have experienced delays in the permitting process through the county.

Results of Operations

Executive Summary

The results of our operations for the three and six months ended February 28, 2021 and February 29, 2020 are as follows:

Consolidated Results of Operations

	Three Months Ended
	February 28, 2021	February 29, 2020	$ Change Increase/ (Decrease)	% Change
	(In thousands, except for water and lot deliveries and taps sold)
Water and wastewater resource development revenue	$2,676	$1,254	$1,422	113%
Land development revenue	2,063	2,265	(202)	(9)%
Total revenue	4,739	3,519	1,220	35%

Water and wastewater development cost of revenue	(994)	(631)	363	58%
Land development cost of revenue	(269)	(1,817)	(1,548)	(85)%
Total cost of revenue	(1,263)	(2,448)	(1,185)	(48)%

General and administrative expense	(1,418)	(1,132)	286	25%
Other income, net	20,961	414	20,547	4,963%
Income taxes	(5,667)	(79)	5,588	7,073%
Net income	$17,352	$274	$17,078	6,233%

Basic EPS	$0.73	$0.01	$0.72	7,200%
Diluted EPS	$0.72	$0.01	$0.71	7,100%

Water delivered (thousands of gallons)	5,820	4,011	1,809	45%
Water and wastewater taps sold	51	45	6	13%
Lots delivered	—	20	(20)	(100)%

Index
	Six Months Ended
	February 28, 2021		February 29, 2020		$ Change Increase/ (Decrease)		% Change
	(In thousands, except for water and lot deliveries and taps sold)
Water and wastewater resource revenue		$5,188		$3,172		$2,016	64%
Land development revenue		4,419		10,807		(6,388)	(59)%
Total revenue		9,607		13,979		(4,372)	(31)%

Water and wastewater resource cost of revenue		(2,020)		(1,154)		866	75%
Land development cost of revenue		(1,988)		(9,880)		(7,892)	(80)%
Total cost of revenue		(4,008)		(11,034)		(7,026)	(64)%

General and administrative expense		(2,588)		(2,018)		570	28%
Other income, net		21,113		7,076		14,037	198%
Income taxes		(5,927)		(1,966)		3,961	201%
Net income		$18,197		$6,037		$12,160	201%

Basic EPS	$	$ 0.76	$	$ 0.25	$	$ 0.51	204%
Diluted EPS	$	$ 0.76	$	$ 0.25	$	$ 0.51	204%

Water delivered (thousands of gallons)		109,712		20,012		89,700	448%
Water and wastewater taps sold		87		96		(9)	(9)%
Lots delivered		22		136		(114)	(84)%

Three months ended February 28, 2021 vs. Three months ended February 29, 2020

Revenue – Total revenue increased in 2021 as compared to 2020, primarily as a result of the recognition of project management revenues from the first phase of Sky Ranch, increased water and wastewater tap sales, recognition of a forfeited water reserve agreement, and a special facility construction project for WISE, partially offset by decreased land development sales as a result of phase one being nearly complete almost two years ahead of schedule and phase two not yet recognizing revenue until platted lots are delivered, which is expected in early summer.

Cost of revenue – Costs of revenue decreased in 2021 as compared to 2020, primarily as a result of a decrease in land development costs as a result of phase one being nearly complete. Phase two costs are currently being capitalized until revenue recognition begins, partially offset by costs attributable to the special facility construction project for WISE.

General and administrative expense – General and administrative expense increased in 2021 as compared to 2020, primarily as a result of increased head count. Pure Cycle added five full time employees in 2020 as operations have increased and development has continued.

Other income, net – Other income, net increased in 2021 as compared to 2020, primarily as a result of 2021 outstanding reimbursable costs being recognized. The reimbursable costs are no longer contingent and have been recognized as a Note receivable – related party, Interest income, Project management revenue, and Other income, consistent with bond proceeds received in November 2019.

Income tax expense – Income tax expense increased in 2021 as compared to 2020, primarily as a result of the recognition of reimbursable costs due from the Sky Ranch CAB.

Water delivered – Water deliveries increased in 2021 as compared to 2020, primarily as a result of increased Sky Ranch and Wild Pointe customers, partially offset by decreased On Site water usage as a result of winter and less irrigation water usage.

Lots delivered – Lot deliveries decreased in 2021 as compared to 2020 due to all lots in the first phase of Sky Ranch having been delivered as of the first quarter of fiscal 2021. We have broken ground on the second phase and expect lot deliveries to begin this fall.

Six months ended February 28, 2021 vs. Six months ended February 29, 2020

Revenue – Revenue decreased in 2021 as compared to 2020, primarily as a result of decreased land development sales as a result of phase one being nearly complete and phase two not yet recognizing revenue until platted lots are delivered, which is expected in early summer, partially offset by increased metered water usage from oil and gas operations, recognition of project management revenue from the first phase at Sky Ranch, recognition of a forfeited water reserve agreement, and a special facility construction project for WISE.

Cost of revenue – Costs of revenue decreased in 2021 as compared to 2020, primarily as a result of a decrease in land development costs as a result of phase one being nearly complete. Phase two costs are currently being capitalized until revenue recognition begins, partially offset by costs attributable to the special facility construction project for WISE and increased water usage related to oil and gas operations.

General and administrative expense – General and administrative expense increased in 2021 as compared to 2020, primarily as a result of increased head count. Pure Cycle added five full time employees in 2020 as operations have increased and development has continued.

Index
Other income, net – Other income, net increased in 2021 as compared to 2020, primarily as a result of 2021 outstanding reimbursable costs being recognized. The reimbursable costs are no longer contingent and have been recognized as a Note receivable – related party, Interest income, Project management revenue, and Other income, consistent with bond proceeds received in November 2019.

Income tax expense – Income tax expense increased in 2021 as compared to 2020, primarily as a result of the recognition of reimbursable costs due from the Sky Ranch CAB.

Water delivered – Water deliveries increased in 2021 as compared to 2020, primarily as a result of increased oil and gas operations and increased Sky Ranch customers.

Water and wastewater tap sales – Water and wastewater tap sales decreased in 2021 as compared to 2020 as a result of timing of closings at Sky Ranch. Tap sales are driven by home closings and are not contractually established with the builders.

Lots delivered – Lot deliveries decreased in 2021 as compared to 2020 due to all lots in the first phase of Sky Ranch having been delivered as of the first quarter of fiscal 2021. We have broken ground on the second phase and expect lot deliveries to begin this fall.

Water and Wastewater Resource Development Results of Operations

	Three Months Ended
	February 28, 2021	February 29, 2020	$ Change Increase/ (Decrease)	% Change
	(In thousands, except for water deliveries)
Metered water usage from:
Municipal water usage	$74	$37	$37	100%
Oil and gas operations usage	583	20	563	2,815%
Wastewater treatment fees	51	20	31	155%
Water and wastewater tap fees	1,583	1,173	410	35%
Other revenue	385	4	381	9,525%
Total segment revenue	2,676	1,254	1,422	113%

Water service costs	(213)	(207)	6	3%
Wastewater service costs	(64)	(38)	26	68%
Depreciation	(354)	(383)	(29)	(8)%
Other	(363)	(3)	360	12,000%
Total expenses	(994)	(631)	363	58%

Segment operating income	$1,682	$623	$1,059	170%

Water deliveries (thousands of gallons)
On Site	599	1,211	(612)	(51)%
Export - Commercial	95	259	(164)	(63)%
Sky Ranch	2,357	349	2,008	575%
Wild Pointe	2,707	2,012	695	35%
O&G operations	62	180	(118)	(66)%
Total water deliveries	5,820	4,011	1,809	45%

Index
	Six Months Ended
	February 28, 2021	February 29, 2020	$ Change Increase/ (Decrease)	% Change
	(In thousands, except for water deliveries)
Metered water usage from:
Municipal water usage	$241	$140	$101	72%
Oil and gas operations usage	1,782	57	1,725	3,026%
Wastewater treatment fees	93	40	53	133%
Water and wastewater tap fees	2,666	2,845	(179)	(6)%
Other revenue	406	90	316	351%
Total segment revenue	5,188	3,172	2,016	64%

Water service costs	(758)	(461)	297	64%
Wastewater service costs	(156)	(64)	92	144%
Depreciation	(719)	(602)	117	19%
Other	(387)	(27)	360	1,333%
Total expenses	(2,020)	(1,154)	866	75%

Segment operating income	$3,168	$2,018	$1,150	57%

Water deliveries (thousands of gallons)
On Site	3,240	6,671	(3,431)	(51)%
Export - Commercial	2,448	1,903	545	29%
Sky Ranch	14,655	722	13,933	1,930%
Wild Pointe	9,202	9,788	(586)	(6)%
O&G operations	80,166	928	79,238	8,539%
Total water deliveries	109,711	20,012	89,699	448%

Three months ended February 28, 2021 vs. Three months ended February 29, 2020

Municipal water usage – Municipal water usage increased in 2021 as compared to 2020, primarily as a result of new Sky Ranch customers in our water and wastewater resource development segment.

Oil and gas operations – Oil and gas operations increased in 2021 as compared to 2020, primarily as a result of recognition of a forfeited water reserve agreement totaling $0.4 million and increased oil and gas activity in our service area.

Wastewater treatment fees – Wastewater treatment fees increased in 2021 as compared to 2020, primarily as a result of new Sky Ranch customers in our water and wastewater resource development segment.

Water and wastewater tap fees –Water and wastewater tap fees increased in 2021 as compared to 2020, primarily as a result of increased price, on average, of water and wastewater taps. During the three months ended February 28, 2021, the average price of a Sky Ranch water and wastewater tap was $31 thousand per tap, compared to $26 thousand per tap for the three months ended February 29, 2020. During the second quarter of fiscal 2021, we sold 51 water and wastewater taps. During the second quarter of fiscal 2020, we sold 45 water and wastewater taps.

Other revenue – Other revenue increased in 2021 as compared to 2020, primarily as a result of a 2021 agreement to construct a special facility for WISE, for which $0.4 million of revenue was recognized. The project is recognizing revenue on a percent of completion basis.

Wastewater service costs – Wastewater service costs increased in 2021 as compared to 2020, primarily as a result of the new Sky Ranch water reclamation facility being online for the entire quarter and requiring more staff to run.

Other costs of revenue – Other costs of revenue increased in 2021 as compared to 2020, primarily as a result of costs to construct a special facility for WISE.

Water delivered – Water deliveries increased in 2021 as compared to 2020, primarily as a result of increased Sky Ranch and Wild Pointe customers, partially offset by decreased On Site water usage as a result of winter and less irrigation water usage.

Six months ended February 28, 2021 vs. Six months ended February 29, 2020

Municipal water usage – Municipal water usage increased in 2021 as compared to 2020, primarily as a result of new Sky Ranch customers in our water and wastewater resource development segment.

Oil and gas operations – Oil and gas operations increased in 2021 as compared to 2020, primarily as a result of increased oil and gas prices and new fracking permits obtained by our oil and gas customers and recognition of a forfeited water reserve agreement totaling $0.4 million.

Wastewater treatment fees – Wastewater treatment fees increased in 2021 as compared to 2020, primarily as a result of new Sky Ranch customers in our water and wastewater resource development segment.

Other revenue – Other revenue increased in 2021 as compared to 2020, primarily as a result of a 2021 agreement to construct a special facility for WISE, for which $0.4 million of revenue was recognized. The project is recognizing revenue on a percent of completion basis.

Index
Water service costs – Wastewater service costs increased in 2021 as compared to 2020, primarily as a result of increased water usage associated with our oil and gas customers.

Wastewater service costs – Wastewater service costs increased in 2021 as compared to 2020, primarily as a result of the new Sky Ranch water reclamation facility being online for the entire fiscal year to date and requiring more staff to run.

Other costs of revenue – Other costs of revenue increased in 2021 as compared to 2020, primarily as a result of costs to construct a special facility for WISE.

Water delivered – Water deliveries increased in 2021 as compared to 2020, primarily as a result of increased oil and gas operations and increased Sky Ranch customers.

Land Development Results of Operations

	Three Months Ended
	February 28, 2021	February 29, 2020	$ Change Increase/ (Decrease)	% Change
	(In thousands, except for lots delivered)
Lot sales	$515	$2,265	$(1,750)	(77)%
Project management revenue	1,548	—	1,548	—
Total revenue	2,063	2,265	(202)	(9)%

Land development construction	(233)	(1,645)	(1,412)	(86)%
Sky Ranch property tax	(36)	(172)	(136)	(79)%
Total costs of revenue	(269)	(1,817)	(1,548)	(85)%

Segment operating income	$1,794	$448	$1,346	300%

Lots delivered	—	20	(20)	(100)%

	Six Months Ended
	February 28, 2021	February 29, 2020	$ Change Increase/ (Decrease)	% Change
	(In thousands, except for lots delivered)
Lot sales	$2,871	$10,807	$(7,936)	(73)%
Project management revenue	1,548	—	1,548	—
Total revenue	4,419	10,807	(6,388)	(59)%

Land development construction	(1,944)	(9,684)	(7,740)	(80)%
Sky Ranch property tax	(44)	(196)	(152)	(78)%
Total costs of revenue	(1,988)	(9,880)	(7,892)	(80)%

Segment operating income	$2,431	$927	$1,504	162%

Lots delivered	22	136	(114)	(84)%

Three months ended February 28, 2021 vs. Three months ended February 29, 2020

Lot sales – Lot sales decreased in 2021 as compared to 2020, primarily as a result of phase one being nearly complete. Sales price per lot for all delivered lots within the first development has not increased but the revenue per delivered lot fluctuates as a result of the timing of revenue recognition as lots are delivered over time. Revenues recognized in the second quarter and remaining revenues to be recognized relate to work that is not specific to one lot but rather benefits the entire development phase. The second development phase will not begin recognizing revenue until platted lots are delivered to the home builders.

Project management revenues – Project management revenues increased in 2021 as compared to 2020 as a result of the determination that reimbursable funds due from the Sky Ranch CAB are no longer contingent on a sufficient tax base and or the issuance of municipal bonds for collectability to be reasonably assured. These revenues increased Notes receivable – related party.

Index
Land development construction costs – Land development construction costs decreased in 2021 as compared to 2020, primarily as a result of phase one being nearly complete. Phase two costs are currently being capitalized until revenue recognition begins.

Sky Ranch property taxes –Sky Ranch property taxes decreased in 2021 as compared to 2020, primarily as a result of the improved lots being sold to the homebuilders. Our current basis in the Sky Ranch land is low as the land is not yet improved for residential and commercial use.

Lots delivered – Lot deliveries decreased in 2021 as compared to 2020 due to all lots in the first phase of Sky Ranch having been delivered as of the first quarter of fiscal 2021. We have broken ground on the second phase and expect lot deliveries to begin this fall.

Six months ended February 28, 2021 vs. Six months ended February 29, 2020

Lot sales – Lot sales decreased in 2021 as compared to 2020, primarily as a result of phase one being nearly complete. Phase two will not yet begin recognizing revenue until platted lots are delivered to the home builders. Sales price per lot for all delivered lots within the first development has not increased but the revenue per delivered lot fluctuates as a result of the timing of revenue recognition as lots are delivered over time. Revenues recognized in the second quarter and remaining revenues to be recognized relate to work that is not specific to one lot but rather benefits the entire development phase. The second development phase will not begin recognizing revenue until platted lots are delivered to the home builders.

Project management revenues – Project management revenues increased in 2021 as compared to 2020 as a result of the determination that reimbursable funds due from the Sky Ranch CAB are no longer contingent on a sufficient tax base and or the issuance of municipal bonds for collectability to be reasonably assured. These revenues increased Notes receivable – related party.

Land development construction costs – Land development construction costs decreased in 2021 as compared to 2020, primarily as a result of phase one being nearly complete. Phase two costs are currently being capitalized until revenue recognition begins.

Sky Ranch property taxes –Sky Ranch property taxes decreased in 2021 as compared to 2020, primarily as a result of the improved lots being sold to the homebuilders. Our current basis in the Sky Ranch land is low as the land is not yet improved for residential and commercial use.

Lots delivered – Lot deliveries decreased in 2021 as compared to 2020 due to all lots in the first phase of Sky Ranch having been delivered as of the first quarter of fiscal 2021. We have broken ground on the second phase and expect lot deliveries to begin this fall.

Liquidity, Capital Resources and Financial Position

As of February 28, 2021, our working capital, defined as current assets less current liabilities, was $16.5 million, which included $20.8 million in cash and cash equivalents, of which, $0.3 million is restricted. We believe that as of February 28, 2021 and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next twelve months. Our expected obligations of $17 million for the next twelve months are described below.

Sky Ranch Development

The first phase at Sky Ranch is nearing completion, with approximately $0.9 million remaining obligations. We broke ground on the second phase in February 2021. We estimate total costs to complete the second phase of Sky Ranch to be $66 million. Of this, we anticipate to spend approximately $15 million in the next twelve months and we anticipate receiving approximately $12 million in milestone payments from the home builders over the same period. We believe future revenues from water and wastewater tap fees as well as progress payments from our homebuilder customers and our existing cash balances will fund our obligations for the next 12 months.

ECCV Capacity Operating System

The Rangeview District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (“ECCV”) Land Board system. ECCV’s Land Board system is comprised of eight wells and more than 10 miles of buried water pipeline located on the Lowry Range. In May 2012, we entered into an agreement to operate and maintain the ECCV facilities, allowing us to utilize the system to provide water to commercial and industrial customers, including customers providing water for drilling and hydraulic fracturing of oil and gas wells. Our costs associated with the use of the ECCV system are a flat fee of eight thousand dollars per month from January 1, 2013 through December 31, 2020, and decreased to three thousand dollars per month effective January 1, 2021 through April 2032. Additionally, we pay a fee per 1,000 gallons of water produced from the ECCV’s system, which is included in the water usage fees charged to customers. The ECCV system is anticipated to continue to cost us approximately ten thousand dollars per month to maintain going forward.

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

Summary Cash Flows Table

	Six Months Ended
	February 28, 2021	February 29, 2020	$ Change	% Change
	(In thousands)
Cash (used) provided by:
Operating activities	$(87)	$16,542	$(16,629)	(101)%
Investing activities	$(959)	$(1,156)	$197	17%
Financing activities	$12	$31	$(19)	(61)%

Changes in Operating Activities – Operating activities include revenues produced by our segments less costs incurred in the delivery of those services and G&A expenses.

Cash provided by operations decreased in the six months ended February 28, 2021 compared to 2020, primarily as a result of the bond payment we received as partial reimbursement of public improvement expenditures from the Sky Ranch CAB in fiscal 2020 and decreased lot sales in the six months ended February 28, 2021 as compared to February 29, 2020.

Changes in Investing Activities – During the six months ended February 28, 2021, investing activities decreased as a result of decreased investments in water, water systems, and land as compared to the six months ended February 29, 2020, partially offset by net sales of short-term investments in fiscal 2020.

Changes in Financing Activities – Cash provided by financing activities decreased in 2021 from 2020, as a result of decreased stock option exercises.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist entirely of the contingent portion of the CAA as described in Note 6 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply to the accompanying condensed consolidated financial statements. The contingent liability is not reflected on our balance sheet because the obligation to pay the CAA is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended August 31, 2020 and Note 2 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included as Item 8 in our Annual Report on Form 10-K for the year ended August 31, 2020. With the exception of updates to significant accounting policies discussed in Note 1 of this Quarterly Report on Form 10-Q, the accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and six months ended February 28, 2021 are the same as those described in our Annual Report on Form 10-K for the year ended August 31, 2020. There have been no changes to our critical accounting policies during the quarter ended February 28, 2021. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended August 31, 2020.

Index
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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Forward-Looking Statements” and “Risk Factors” in Part II Item 1A of our most recent Annual Report on Form 10- K, and in the reports we file with the Securities and Exchange Commission. These risks are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. We can provide no assurance that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements, except as may be required under applicable law.

Index
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of February 28, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and the Chief Financial Officer each concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

April 14, 2021