Form 10-Q
period 2021-05-31
PURE CYCLE CORP
filed 2021-07-09
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 1, 2021:

Common stock, 1/3 of $.01 par value	23,910,133
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PURE CYCLE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2021
	(unaudited)	August 31, 2020

	(In thousands, except share and
	per share amounts)
ASSETS:
Current assets:
Cash, cash equivalents and restricted cash	$19,796	$21,797
Trade accounts receivable, net	1,933	1,124
Prepaid expenses and other assets	528	1,001
Land development inventories:
Land development - Phase 1	—	481
Land development - Phase 2	172	—
Public improvement reimbursables - Phase 2	444	—
Income taxes receivable	—	1,588
Total current assets	22,873	25,991

Investments in water and water systems, net	55,140	55,087
Land and mineral interests	5,625	4,915
Other assets	2,390	2,042
Notes receivable – related parties, including accrued interest:
Public improvement reimbursables - Phase 1	21,316	—
Other	1,174	1,079
Long-term land investment	451	451
Operating leases - right of use assets, less current portion	141	196
Total assets	$109,110	$89,761

LIABILITIES:
Current liabilities:
Accounts payable	$208	$180
Accrued liabilities	1,070	1,391
Accrued liabilities - related parties	634	1,212
Income taxes payable	3,695	—
Deferred lot sale revenues	550	1,635
Deferred oil and gas lease payment and water sales payment	253	1,800
Total current liabilities	6,410	6,218

Deferred oil and gas lease payment and water sales payment, less current portion	22	165
Participating interests in export water supply	325	328
Deferred tax liability	1,509	886
Lease obligations - operating leases, less current portion	58	120
Total liabilities	8,324	7,717

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B – par value $0.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	—	—
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 23,910,133 and 23,856,098 shares outstanding, respectively	80	80
Additional paid-in capital	173,393	172,927
Accumulated other comprehensive income	—	—
Accumulated deficit	(72,687)	(90,963)
Total shareholders’ equity	100,786	82,044
Total liabilities and shareholders’ equity	$109,110	$89,761

See accompanying Notes to Condensed Consolidated Financial Statements

PURE CYCLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020

	(In thousands, except per share amounts)
Revenues:
Metered water usage from:
Municipal customers	$188	$98	$429	$238
Oil and gas operations	22	15	1,804	72
Wastewater treatment fees	51	22	144	62
Water and wastewater tap fees	1,856	1,005	4,522	3,850
Lot sales	445	696	3,316	11,503
Project management fees - recognized	23	—	1,571	—
Special facility projects and other	81	14	487	104
Total revenues	2,666	1,850	12,273	15,829

Expenses:
Water service operations	(316)	(95)	(1,074)	(556)
Wastewater service operations	(102)	(62)	(258)	(126)
Land development construction costs	(99)	(556)	(2,087)	(10,436)
Depletion and depreciation	(358)	(386)	(1,077)	(988)
Other	(65)	(7)	(453)	(34)
Total cost of revenues	(940)	(1,106)	(4,949)	(12,140)
Gross profit	1,726	744	7,324	3,689

General and administrative expenses	(1,325)	(801)	(3,753)	(2,639)
Depreciation	(73)	(86)	(233)	(266)
Operating income (loss)	328	(143)	3,338	784

Other income:
Recognition of public improvement reimbursables including interest income - related party	284	—	19,888	—
Oil and gas royalty income, net	97	74	248	613
Oil and gas lease income, net	48	62	148	185
Interest income from investments	15	24	45	162
Other	10	19	30	19
Reimbursement of construction costs - related party	—	—	485	6,276
Income from operations before income taxes	782	36	24,182	8,039
Income tax expense	(158)	(9)	(5,906)	(1,975)
Net income	$624	$27	$18,276	$6,064
Unrealized holding losses	—	—	—	(4)
Total comprehensive income	$624	$27	$18,276	$6,060
Earnings per common share:
Basic	$0.03	$—	$0.77	$0.25
Diluted	$0.03	$—	$0.76	$0.25
Weighted average common shares outstanding:
Basic	23,907	23,853	23,885	23,842
Diluted	24,184	24,053	24,104	24,071

See accompanying Notes to Condensed Consolidated Financial Statements

PURE CYCLE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended May 31, 2021
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

	(In thousands)
February 28, 2021 balance:	433	$—	23,888	$80	$173,254	$—	$(72,766)	$100,568
Prior period adjustment	—	—	—	—	—	—	(545)	(545)
Stock option exercises	—	—	22	—	48	—	—	48
Stock granted for services	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	91	—	—	91
Net income	—	—	—	—	—	—	624	624
May 31, 2021 balance:	433	$—	23,910	$80	$173,393	$—	$(72,687)	$100,786

	Three Months Ended May 31, 2020
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

	(In thousands)
February 29, 2020 balance:	433	$—	23,852	$79	$172,749	$—	$(91,676)	$81,152
Stock option exercises	—	—	2	—	4	—	—	4
Stock granted for services	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	82	—	—	82
Net income	—	—	—	—	—	—	27	27
May 31, 2020 balance:	433	$—	23,854	$79	$172,835	$—	$(91,649)	$81,265

PURE CYCLE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Nine Months Ended May 31, 2021
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

	(In thousands)
August 31, 2020 balance:	433	$—	23,856	$80	$172,927	$—	$(90,963)	$82,044
Stock option exercises	—	—	42	—	62	—	—	62
Stock granted for services	—	—	12	—	136	—	—	136
Share-based compensation	—	—	—	—	268	—	—	268
Net income	—	—	—	—	—	—	18,276	18,276
May 31, 2021 balance:	433	$—	23,910	$80	$173,393	$—	$(72,687)	$100,786

	Nine Months Ended May 31, 2020
						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

	(In thousands)
August 31, 2019 balance:	433	$—	23,827	$79	$172,361	$4	$(97,713)	$74,731
Stock option exercises	—	—	15	—	39	—	—	39
Stock granted for services	—	—	12	—	149	—	—	149
Share-based compensation	—	—	—	—	286	—	—	286
Net income	—	—	—	—	—	—	6,064	6,064
Unrealized holding loss on investments	—	—	—	—	—	(4)	—	(4)
May 31, 2020 balance:	433	$—	23,854	$79	$172,835	$—	$(91,649)	$81,265

See accompanying Notes to Condensed Consolidated Financial Statements

PURE CYCLE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	May 31,	May 31,
	2021	2020

	(In thousands)
Cash flows from operating activities:
Net income	$18,276	$6,064
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and depletion	1,310	1,254
Share-based compensation expense	404	435
Deferred income taxes	623	710
Interest added to receivable from related parties	(34)	(34)
Proceeds from CAB reimbursement applied to land development inventories	—	4,230
Changes in operating assets and liabilities:
Trade accounts receivable	(810)	454
Prepaid expenses	(13)	(47)
Land development inventories	(131)	2,576
Taxes receivable	—	(40)
Recognition of public improvement reimbursables, including interest	(21,316)	—
Taxes payable net of taxes receivable	5,283	—
Accounts payable and accrued liabilities	(562)	(383)
Deferred revenues	(2,778)	(61)
Other assets and liabilities	(59)	46
Net cash provided by operating activities	193	15,204

Cash flows from investing activities:
Investments in water, water systems and land	(2,152)	(7,302)
Purchase of property and equipment	(101)	(526)
Sale and maturities of short-term investments	—	6,905
Purchase of short-term investments	—	(1,720)
Net cash used by investing activities	(2,253)	(2,643)

Cash flows from financing activities:
Proceeds from exercise of options	62	40
Payments to contingent liability holders	(3)	(4)
Net cash provided by financing activities	59	36
Net change in cash, cash equivalents and restricted cash	(2,001)	12,597
Cash, cash equivalents and restricted cash – beginning of period	21,797	4,478
Cash, cash equivalents and restricted cash – end of period	$19,796	$17,075
Cash and cash equivalents	$19,514	$17,075
Restricted cash	282	—
Total cash, cash equivalents and restricted cash	$19,796	$17,075

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES
Transfer of land development costs to other assets	$484	$—
Transfer of land development costs to inventory	$467	$—
Changes in Land development inventories included in accounts payable and accrued liabilities	$613	$912
Changes in Investments in water, water systems and land included in accounts payable and accrued liabilities	$298	$(898)
Income taxes paid	$—	$1,305

See accompanying Notes to Condensed Consolidated Financial Statements

PURE CYCLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2021

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The May 31, 2021 condensed consolidated balance sheet, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended May 31, 2021 and 2020, the condensed consolidated statements of shareholders’ equity for the three and nine months ended May 31, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended May 31, 2021 and 2020 have been prepared by Pure Cycle Corporation (the “Company”) and have not been audited. The unaudited condensed consolidated financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows at May 31, 2021, and for all periods presented.

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

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

On March 27, 2020, Congress enacted the CARES Act to provide certain relief because of the recent outbreak of a novel strain of the coronavirus (“COVID-19”) pandemic. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. COVID-19 has delayed the second phase of the Sky Ranch development revenue recognition due to the extended time taken to approve the platted lots through the County Government. Other than the delay of the approval of the platted lots, there has not been a material impact to the Company’s condensed consolidated financial statements as a result of the CARES Act.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used to account for certain items such as revenue recognition, timing and amount of reimbursable costs and expenses and the associated repayment, costs of revenue for lot sales, share-based compensation, deferred tax asset and liability valuation, depreciation, and the recoverability of long-lived assets. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to COVID-19.

During the nine months ended May 31, 2021, the Company revised its estimates to conclude that the reimbursable public improvements, project management revenue and interest income related to the first development phase at Sky Ranch are reasonably assured of payment. Historically, due to a lack of tax base and no operating history for the Sky Ranch Community Authority Board (the “Sky Ranch CAB”), the Company was unable to estimate when or if it would receive payment for these items and deferred recognition of them until the cash was received from the Sky Ranch CAB. As a result of an established and growing tax base resulting from the success of the initial filing, added mill levies, and additional unencumbered fees received by the Sky Ranch CAB, the Company believes repayment of the public improvements, payment of the project management fees, and interest income are deemed reasonably assured. Based on this, the Company has recognized these items in the Company’s consolidated financial statements. The timing and amount of these potential payments have been estimated by the Company based on sales and growth trends utilizing current assessed home values and historic growth rates which have been projected to the current and contracted for lot sales through the contractual obligation period.

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

NOTE 2 – PRIOR PERIOD ADJUSTMENT

The Company discovered certain errors in the amounts previously reported for the three and six months ended February 28, 2021, which if these errors though immaterial in the given periods, were corrected in the three months ended May 31, 2021, management believes these corrections would have a material impact on the current reported three month consolidated statement of operations, specifically the recognition of Public improvement reimbursables including interest income - related party. The Company’s President and the Chief Financial Officer evaluated the effects of the errors on the consolidated financial statements for the three and six months ended February 28, 2021, which each concluded that the errors were not material to those presented results. Based on this evaluation, the errors did not rise to the level of requiring a restatement of the financial information for the three and six months ended February 28, 2021, contained in the Form 10-Q as previously filed. Accordingly, management has corrected these errors by adjusting opening accumulated deficit for the three month period ended May 31, 2021 and has retrospectively adjusted the cumulative periods for the impact of such errors in the financial statements presented for the three and nine months ended May 31, 2021. The errors were a result of ineffective controls related to management’s preparation and review of spreadsheets which compromised the integrity of the spreadsheets used to support and record the transactions related to the recording and tracking of the public improvement reimbursable amounts. Please see Item 4 in this Quarterly Report on Form 10-Q for our remediation plans.

The effect of the errors to the Company’s consolidated Statements of Operations and Comprehensive Income for the three and six months ended February 28, 2021 were as follows:

	For the Three Months Ended February 28, 2021

	As Reported	Adjustments	As Adjusted

	(In thousands)
Statement of Operations
Other Income
Recognition of public improvement reimbursables including interest income - related party	$20,327	$(723)	$19,604

Income tax expense	$(5,667)	$178	$(5,489)

Net Income	$17,352	$(545)	$16,807

Earnings per common share - Diluted	$0.72	$(0.02)	$0.70

Weighted average common shares outstanding - Diluted	24,092	24,092	24,092

	For the Six Months Ended February 28, 2021

	As Reported	Adjustments	As Adjusted

	(In thousands)
Statement of Operations
Other Income
Recognition of public improvement reimbursables including interest income - related party	$20,327	$(723)	$19,604

Income tax expense	$(5,927)	$178	$(5,749)

Net Income	$18,197	$(545)	$17,652

Earnings per common share - Diluted	$0.76	$(0.02)	$0.74

Weighted average common shares outstanding - Diluted	24,064	24,064	24,064

The effect of the errors to the Company’s consolidated Balance Sheet as of February 28, 2021, were as follows:

	As of February 28, 2021

	Balance
	As Reported	Adjustments	As Adjusted

	(In thousands)
Balance Sheet
Assets
Public improvement reimbursables - Phase 1	$21,466	$(723)	$20,743
Liabilities
Income taxes payable	$4,267	$(178)	$4,089
Equity
Accumulated deficit	$(72,766)	$(545)	$(73,311)

NOTE 3 – RESTRICTED CASH

The Company has entered into a cash-secured performance standby letter of credit agreement with its primary bank to maintain a letter of credit related to the Company’s performance obligations in the ordinary course of business. As of May 31, 2021, the Company had a letter of credit outstanding of $0.3 million and has restricted cash in the same amount.

NOTE 4 – REVENUE RECOGNITION AND REIMBURSABLE COSTS

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

Water and Wastewater Resource Development Segment

The Company’s water and wastewater resource development segment provides wholesale municipal water and wastewater services, through the Rangeview Metropolitan District (the “Rangeview District”) and Elbert and Highway 86 Commercial Metropolitan District (the “Elbert 86 District”) to end use customers for fees, described below. The Rangeview District services Sky Ranch and other customers on the Lowry Range. Rangeview also operates and maintains the Elbert 86 District’s water system servicing Wild Pointe, a subdivision in Elizabeth, Colorado.

Monthly water usage and wastewater treatment fees – The Company provides water to customers, collects wastewater from those customers and treats that wastewater which is reused for irrigation and industrial demands. For these services, the Company charges customers monthly potable and reuse water fees that are comprised of a base charge and a usage charge based on actual amounts of water delivered to the customer using a tiered structure that results in higher fees for higher usage. Wastewater treatment services incur flat monthly fees. The Company recognizes these revenues at a point in time upon delivering water to the end use customers.

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

Reimbursable public improvement costs – The Sky Ranch CAB is obligated to construct certain public improvements at Sky Ranch. Public improvements are items that are not associated with an individual lot or home, but can be used by the public, whether living in Sky Ranch or not. Public improvements include items such as roads, curbs, sidewalks, landscaping, and parks but also includes items such as water distribution systems, sewer collection systems, storm water systems, and drainage improvements. These public improvements are constructed pursuant to design standards specified by local governmental jurisdictions including the Sky Ranch Metropolitan District Nos. 1, 3, 4 and 5 (collectively, the “Sky Ranch Districts”), the Sky Ranch CAB, Arapahoe County, and the local stormwater authority and, after inspection and acceptance, are turned over to the applicable governmental entity to own, operate and maintain.

Pursuant to agreements between the Company and the Sky Ranch CAB (see Note 9 – Related Party Transactions), the Company is obligated to provide advance funding to the Sky Ranch CAB related to the construction of these public improvements pursuant to a note. Because public improvements are utilized by more than just a single home, the costs are typically reimbursed through property tax assessments. During the initial development filing at Sky Ranch, the Sky Ranch CAB expended $32.2 million to build these public improvements, including construction support activities totaling $29.6 million and accrued interest of $2.6 million, for which the Company provided the funding. Pursuant to the funding agreement between the Company and the Sky Ranch CAB, the expended $32.2 million along with the accrued interest income and project management fees are payable to the Company since the Company provided the initial funding. In November 2019, the Sky Ranch CAB issued $13.2 million of bonds to recover a portion of the total $32.2 million expected to be received related to the public improvements constructed for the initial filing at Sky Ranch. Upon the issuance of the bonds, the Company received $10.5 million as partial reimbursement for advances the Company made to the Sky Ranch CAB to fund the construction of these public improvements. Additionally, in January 2021 the Sky Ranch CAB paid the Company $0.4 million as a result of unencumbered funds from a 2020 budget surplus. With the first filing nearing completion, the Sky Ranch CAB has established a tax base with revenue generation from the expected tax receipts. Historically, the recognition of these costs was contingent upon the Sky Ranch CAB issuing bonds but as the tax base and subsequent revenues have grown, the Sky Ranch CAB has more funds and ability with which to repay the Company. The Company has determined the reimbursement of public improvement costs, for which the Company has an enforceable right to payment for costs incurred, are probable of collection due to the established and growing tax base, and as such, has recognized the reimbursable public improvements costs incurred to date at Sky Ranch. The Company recognized an increase of $0.6 million to the Note receivable – related party related to Project management revenue, Other income and Interest Income - related party during the three months ended May 31, 2021, for a total outstanding receivable balance of $21.3 million. This receivable is reviewed each reporting period for impairment.

For the second phase and beyond, the Company will continue to assess the collectability of reimbursable public improvement expenditures. The Sky Ranch CAB has an obligation to repay the Company but the ability of the Sky Ranch CAB to repay the Company before the contractual termination of December 31, 2060, is dependent upon the establishment of a tax base or other fee generating activities sufficient to recover reimbursable costs incurred. Public improvements are considered contract fulfillment costs and will be recognized in a separate Land development inventories account as funds are expended. Once collectability is deemed to be reasonably assured, the public reimbursable expenditures will be reclassified out of Land development inventories and into Notes receivable - related party. The Company will evaluate any balance in Notes receivable - related party for impairment each reporting period and an impairment charge will be incurred for any amounts deemed uncollectible. The reimbursable public improvement costs bear an interest rate of 6% per annum.

Project management services – Pursuant to two Service Agreements for Project Management Services (the “Project Management Agreements”) with the Sky Ranch CAB, the Company acts as the project manager and provides the services required to deliver the Sky Ranch CAB-eligible public improvements (see discussion of reimbursable public improvements above), including but not limited to Sky Ranch CAB compliance; planning design and approvals; project administration; contractor agreements; and construction management and administration. The Company is responsible for all expenses it incurs in the performance of the Project Management Agreements and is not entitled to any reimbursement or compensation except as set forth in the Project Management Agreements, unless otherwise approved in advance by the Sky Ranch CAB in writing. The Company receives a project management fee of five percent (5%) of actual construction costs of Sky Ranch CAB-eligible public improvements. The project management fee is based only on the actual costs of the improvements; thus, items such as fees, permits, review fees, consultant or other soft costs, and land acquisition or any other costs that are not directly related to the cost of construction of Sky Ranch CAB-eligible public improvements are not included in the calculation of the project management fee. Soft costs and other costs incurred by the Company that are not directly related to the construction of Sky Ranch CAB-eligible public improvements are included in Land development inventories and accounted for in the same manner as construction support activities as described below. Per the Project Management Agreements, no payment is required by the Sky Ranch CAB with respect to project management fees unless and until the Sky Ranch CAB and/or the Sky Ranch Districts have funds or issue municipal bonds in an amount sufficient to reimburse the Company for all or a portion of advances provided, or expenses incurred for construction of public improvements that qualify as reimbursable expenses. Historically, the recognition of project management revenue was deferred as the payment was deemed contingent on a sufficient tax base and or the issuance of municipal bonds for collectability to be reasonably assured. With the first phase nearing completion, the Sky Ranch CAB has an established tax base, with which Management believes provides reasonable assurance the Sky Ranch CAB can repay the Company for qualifying expenditures. The Company has determined that payment from the Sky Ranch CAB is probable and as such, the Company has recognized $23,000 and $1.6 million for the three and nine months ended May 31, 2021, of project management revenue for all reimbursable construction costs incurred to date and will recognize future project management revenue each period based on actual construction costs related to the public improvements when collectability is deemed to be reasonably assured. The $1.6 million was recognized as a component of the Notes receivable - related party and accrues interest at 6% per annum. Future amounts will be added to Land development inventories or Notes receivable – related party, dependent upon whether collectability is deemed to be reasonably assured.

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

The following table summarizes the amounts the Company paid, what was repaid by the Sky Ranch CAB and amounts still owed to the Company by the Sky Ranch CAB:

	As of May 31, 2021
			Amounts payable to Pure
		Payments repaid by	Cycle by the Sky Ranch
	Costs incurred to date	Sky Ranch CAB	CAB

	(In thousands)
Phase 1
Public improvements	$27,205	$10,505	$16,700
Accrued interest	2,626	400	2,226
Project management services	1,556	—	1,556
Construction support activities	834	—	834
Phase 1 reimbursable costs	$32,221	$10,905	$21,316

Phase 2
Public improvements	$444	$—	$444
Phase 2 reimbursable costs	$444	$—	$444

Public improvements and construction support activities accrue interest of 6% per annum, which was not previously recognized as the interest payments were deemed contingent on a sufficient tax base and or the issuance of municipal bonds for collectability to be reasonably assured. This interest was recognized as a portion of the recognition of $21.3 million of reimbursable costs as collection is deemed probable. The Company expects to incur an additional $0.5 million through the end of the calendar year 2021, with an estimated $0.4 million for construction costs related to public improvements to complete the first development phase of the initial 506 lots and expects that amount to be reimbursed to the Company along with the amounts noted in the table above as the Sky Ranch CAB issues bonds, collects fees, or property tax assessments support collectability being reasonably assured.

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

Deferred revenue by segment is as follows:

	May 31, 2021	August 31, 2020

	(In thousands)
Land development segment	$550	$1,636
Water and wastewater resource development segment	275	1,965
Balance, end of period	$825	$3,601

Changes in deferred revenue were as follows:

May 31, 2021
(In thousands)
Balance, August 31, 2020	$3,601
Deferral of revenue	2,293
Recognition of unearned revenue	(5,069)
Balance, May 31, 2021	$825

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

NOTE 5 – FAIR VALUE MEASUREMENTS

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

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as the NASDAQ Stock Market. The Company had no Level 1 assets or liabilities as of May 31, 2021 or August 31, 2020.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities which include observable inputs but are not based on observable prices in active markets at the measurement date for the asset or liability. The Company had no Level 2 assets or liabilities as of May 31, 2021 or August 31, 2020.

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

NOTE 6 – WATER AND LAND ASSETS

The Company’s water rights and current water and wastewater service agreements, including capitalized terms not defined herein, are more fully described in Note 4 – Water and Land Assets in Part II, Item 8 of the 2020 Annual Report.

Investment in Water and Water Systems

The Company’s Investments in water and water systems consist of the following costs and accumulated depreciation and depletion at May 31, 2021 and August 31, 2020:

	May 31, 2021		August 31, 2020
		Accumulated		Accumulated
		Depreciation		Depreciation
	Costs	and Depletion	Costs	and Depletion

	(In thousands)
Rangeview water supply	$14,586	$(16)	$14,570	$(15)
Sky Ranch water rights and other costs	7,371	(1,042)	7,499	(981)
Fairgrounds water and water system	2,900	(1,305)	2,900	(1,239)
Rangeview water system	17,496	(1,317)	15,948	(789)
Water supply – Other	7,552	(1,353)	7,550	(1,116)
Wild Pointe service rights	1,632	(741)	1,632	(708)
Sky Ranch pipeline	5,727	(745)	5,727	(602)
Lost Creek water supply	3,374	—	3,372	—
Construction in progress	1,021	—	1,339	—
Totals	61,659	(6,519)	60,537	(5,450)
Net investments in water and water systems	$55,140		$55,087

Construction in progress primarily consists of additional water facilities at Sky Ranch and the Build-to-Rent houses. The Company anticipates the additional facilities and houses will be placed in service during calendar 2021.

NOTE 7 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

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

As the proceeds from the sale of Export Water are received, they are either retained by the Company or remitted to various parties pursuant to the CAA. As of May 31, 2021, the recorded obligation of the CAA is $0.3 million, and the contingent off-balance sheet portion is $0.6 million.

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

In December 2014, the Company and the Rangeview District entered the Rangeview/Pure Cycle WISE Project Financing and Service Agreement (the “WISE Financing Agreement”), which requires the Company to fund the Rangeview District’s participation in WISE. During the three and nine months ended May 31, 2021, the Company through the Rangeview District, received metered water deliveries of 100 and 300 acre-feet of WISE water, paying $0.2 and $0.6 million for this water. During the three and nine months ended May 31, 2020, the Company through the Rangeview District received metered water deliveries of 0 and 400 acre-feet of WISE water, paying $0 and $0.6 million for this water. See further discussion in Note 9 – Related Party Transactions.

Lease Commitments

In February 2018, the Company entered into an operating lease for 11,393 square feet of office and warehouse space in Watkins, Colorado. The lease has a three-year term with payments of $6,600 per month and an option to extend the primary lease term for a two-year period at a rate equal to a 12.5% increase over the primary base payments.

For the nine months ended May 31, 2021 and 2020, the Company recorded less than $0.1 million of rent expense related to its office lease. During the nine months ended May 31, 2021 and 2020, the Company paid less than $0.1 million against the Lease obligations — operating leases.

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

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the condensed consolidated balance sheet as follows:

	As of May 31, 2021	As of August 31, 2020

	(In thousands)
Operating leases - right of use assets	$141	$196

Accrued liabilities	$82	$74
Lease obligations - operating leases, net of current portion	58	120
Total lease liability	$140	$194

Weighted average remaining lease term (in years)	1.7	2.4
Weighted average discount rate	6%	6%

NOTE 8 – SHAREHOLDERS’ EQUITY

The Company maintains the 2014 Equity Incentive Plan (the “2014 Equity Plan”), which was approved by shareholders in January 2014 and became effective on April 12, 2014. Executives, eligible employees, consultants, and non-employee directors are eligible to receive options and stock grants pursuant to the 2014 Equity Plan. Pursuant to the 2014 Equity Plan, options to purchase shares of stock and stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the board of directors. The Company has reserved 1.6 million shares of common stock for issuance under the 2014 Equity Plan. As of May 31, 2021, and August 30, 2020, there were 974,965 and 1,088,500 shares available for grant under the 2014 Equity Plan. The Company began awarding options and stock awards under the 2014 Equity Plan in January 2015. Prior to the effective date of the 2014 Equity Plan, the Company granted options and stock awards to eligible participants under its 2004 Incentive Plan (the “2004 Incentive Plan”), which expired on April 11, 2014. No additional awards may be granted pursuant to the 2004 Incentive Plan; however, awards outstanding as of April 11, 2014, will continue to vest and expire and may be exercised in accordance with the terms of the 2004 Incentive Plan.

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the nine months ended May 31, 2021:

				Approximate
			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Options	Exercise Price	Contractual Term	(in thousands)
Outstanding at August 31, 2020	661,500	$7.23	6.17	$1,831
Granted	115,000	$9.00
Exercised	(18,000)	$3.41
Net settlement exercised	(37,500)	$3.99
Outstanding at May 31, 2021	721,000	$7.77	6.30	$4,592

Options exercisable at May 31, 2021	502,667	$6.92	5.22	$3,627

On January 13, 2021, the six non-employee Board members were each granted 2,000 unrestricted shares of stock. The fair market value of the unrestricted shares for share-based compensation expense is equal to the closing price of the Company’s common stock on the date of grant of $11.33. There is no vesting requirement for the unrestricted stock grants and the Company recognized the full expense of $0.1 million in the month granted.

During the nine months ended May 31, 2021, the Company had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the three months ended May 31, 2021 resulted in 8,758 shares issued and 4,242 options cancelled in settlement of shares issued. Net settlement exercises during the nine months ended May 31, 2021 resulted in 24,035 shares issued and 13,465 options cancelled in settlement of shares issued. There were no net settlement exercises during the three or nine months ended May 31, 2020.

The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan as of and for the nine months ended May 31, 2021:

		Weighted Average
	Number	Grant Date
	of Options	Fair Value
Non-vested options outstanding at August 31, 2020	179,999	$4.31
Granted	115,000	$3.78
Vested	(76,666)	$4.27
Forfeited (a)	—	$—
Non-vested options outstanding at May 31, 2021	218,333	$4.04
(a)	All non-vested options are expected to vest.

For the three months ended May 31, 2021 and 2020, the Company recorded $0.1 million of stock-based compensation expense. For the nine months ended May 31, 2021 and 2020, the Company recorded $0.4 million of stock-based compensation expense.

At May 31, 2021, the Company had unrecognized compensation expenses totaling $0.6 million relating to non-vested options that are expected to vest. The weighted-average period over which these options are expected to vest is approximately two and a half years.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

Through the WISE Financing Agreement, the Company agreed to fund the Rangeview District’s cost of participating in the regional water supply project known as the WISE partnership. During the three and nine months ended May 31, 2021, the Company through the Rangeview District, received metered water deliveries of 100 and 300 acre-feet of WISE water, paying $0.2 and $0.6 million for this water. During the three and nine months ended May 31, 2020, the Company through the Rangeview District received metered water deliveries of 0 and 400 acre-feet of WISE water, paying $0 and $0.6 million for this water. The cost of the water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2021, WISE water was $5.77 per thousand gallons and such rate will remain in effect through calendar 2021. In addition, the Company pays certain system operational and construction costs. If a WISE member, including the Rangeview District, does not need its WISE water each year or a member needs additional water, the members can trade and/or buy and sell water amongst themselves.

To date, the Company has capitalized the construction funding pursuant to the WISE Financing Agreement because the funding has been provided to build assets which provide capacity in the WISE infrastructure. The Company’s total investment in the WISE infrastructure as of May 31, 2021, is $6.3 million.

Additionally, the Rangeview District has entered into an agreement with WISE to construct a special facility during fiscal 2021. Pure Cycle will fund the construction of the special facility and Rangeview will remit 100% of the reimbursement revenue to Pure Cycle.

In 1995, the Company extended a loan to the Rangeview District. The loan provided for borrowings of up to $250,000, is unsecured, and bears interest based on the prevailing prime rate plus 2% (5.25% at May 31, 2021). The maturity date of the loan is December 31, 2020, at which time it will automatically renew for another 12-month term. In January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect. Of the May 31, 2021 balance in Notes receivable - related parties, $1.1 million includes borrowings by the Rangeview District of $0.7 million and accrued interest of $0.4 million. Of the August 31, 2020 balance in Notes receivable - related parties, $1.1 million includes borrowings by the Rangeview District of $0.6 million and accrued interest of $0.5 million.

Sky Ranch Community Authority Board

The Sky Ranch Districts and the Sky Ranch CAB are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing service to the Company’s Sky Ranch property. The current members of the board of directors of each of the Rangeview District, the Sky Ranch Districts and the Sky Ranch CAB consist of four employees of the Company and one independent board member. Pursuant to that certain Community Authority Board Establishment Agreement, as the same may be amended from time to time, Sky Ranch Metropolitan District Nos. 1 and 5 formed the Sky Ranch CAB to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. In order for the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District, directly or through the Sky Ranch CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property.

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

As of May 31, 2021, the balance of the Company’s advances for improvements, including interest, net of reimbursements from the Sky Ranch CAB, to the Sky Ranch CAB totaled $21.3 million. The advances have been used by the Sky Ranch CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the Sky Ranch CAB which have been certified by an independent third-party. Previously, the reimbursable expenditures funded by the Company were expensed through Land development construction costs and project management revenue and interest income were not recognized as the reimbursement was deemed contingent on a sufficient tax base and or the issuance of municipal bonds for collectability to be reasonable assured. Additionally, the Sky Ranch CAB is contractually obligated to utilize any available funds not otherwise pledged to payment of previously issued bonds, used for operation and maintenance expenses, or otherwise encumbered, to reimburse the Company. As the collectability of reimbursable expenditures incurred to date for the first development phase of Sky Ranch is determined to be probable, the Company has recognized the remaining reimbursable costs, project management fees, and interest. The Company recognized an increase of $0.6 million to the Note receivable – related party with the offsetting entry being to Project management revenue and other income during the three months ended May 31, 2021, for a note receivable balance of $21.3 million. For the second phase and beyond, the Company will continue to assess the collectability of reimbursable public improvement expenditures. The Sky Ranch CAB has an obligation to repay the Company but the ability of the Sky Ranch CAB to repay the Company before the contractual termination of December 31, 2060 is dependent upon the establishment of a tax base or other fee generating activities sufficient to recover reimbursable costs incurred. Costs incurred will be recognized as Land development inventories or Notes receivable – related party, dependent upon whether collectability is deemed to be reasonably assured. In addition to the note receivable balance of $21.3 million, the Sky Ranch CAB is obligated to refund the Company $0.5 million for the reimbursement of construction costs from the South Metropolitan Water Supply Authority (“SMWSA”).  These costs will be distributed to the Sky Ranch CAB upon the acceptance of the stormwater infrastructure by SMWSA in calendar year 2021. The Company records this reimbursable cost in Trade accounts receivable, net.

Refer to Note 4 - Revenue Recognition for a summary of reimbursable costs incurred to date, payments made from the Sky Ranch CAB, and any outstanding reimbursable amounts.

In September 2018, effective as of November 13, 2017, the Company entered into an Operation Funding Agreement with the Sky Ranch CAB obligating the Company to advance funding to the Sky Ranch CAB for operation and maintenance expenses for the 2018 and 2019 calendar years. All payments are subject to annual appropriations by the Sky Ranch CAB in its absolute discretion. The advances by the Company accrue interest at the rate of 6% per annum from the date of the advance. As of the May 31, 2021 and August 31, 2020,  the balances included in Notes receivable – related parties, related to the Operation Funding Agreement are immaterial.

NOTE 10 – SIGNIFICANT CUSTOMERS

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

NOTE 11 – ACCRUED LIABILITIES

	May 31, 2021	August 31, 2020

	(In thousands)
Due to the Sky Ranch CAB - related party	$514	$1,169
Accrued compensation	464	767
Other operating payables	320	353
WISE water	115	69
Land development - warranty and other - related party	120	—
Operating lease obligations	82	74
Property taxes	43	72
Professional fees	46	56
Due to Rangeview - related party	—	43
Total	$1,704	$2,603

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company has historically been involved in various claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Company records an accrual for a material loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company makes such estimates based on information known about the claims and experience in contesting, litigating and settling similar claims. Disclosures are also provided for reasonably possible losses that could have a material effect on the Company’s financial position, results of operations or cash flows. The Company is involved in certain legal proceedings as in the ordinary course of adjudicating and protecting its water and water rights. The Company had no contingencies where the risk of material loss was reasonably possible as of May 31, 2021, or August 31, 2020.

NOTE 13 – SEGMENT INFORMATION

Based on the methods used by the Chief Operating Decision Maker (the “CODM”) to allocate resources, the Company has identified two operating segments which meet GAAP segment disclosure requirements, namely the water and wastewater resource development segment and the land development segment. A third segment, Build-to-Rent (“BTR”), will be presented once material to operations.

The water and wastewater resource development business includes selling water services to customers, which water is provided by the Company using water rights owned or controlled by the Company, and developing infrastructure to divert, treat and distribute that water and collect, treat and reuse wastewater. The land development segment includes all the activities necessary to develop and sell finished lots, which as of and for the nine months ended May 31, 2021 and 2020, was done exclusively at the Company’s Sky Ranch Master Planned Community.

Oil and gas operations, although material in certain years, are deemed a passive activity as the CODM does not actively allocate resources to these projects; therefore, this is not classified as a reportable segment.

The tables below present the measure of profit and assets the CODM uses to assess the performance of the segment for the periods presented:

	Three Months Ended May 31, 2021
	Water and
	wastewater
	resource
	development	Land development	Corporate	Total

	(In thousands)
Total revenue	$2,198	$468	$—	$2,666
Cost of revenue	(483)	(99)	—	(582)
Depreciation and depletion	(358)	—	—	(358)
Total cost of revenue	(841)	(99)	—	(940)
Gross profit	$1,357	$369	$—	$1,726

	Three Months Ended May 31, 2020
	Water and
	wastewater
	resource
	development	Land development	Corporate	Total

	(In thousands)
Total revenue	$1,154	$696	$—	$1,850
Cost of revenue	(164)	(556)	—	(720)
Depreciation and depletion	(386)	—	—	(386)
Total cost of revenue	(550)	(556)	—	(1,106)
Gross profit	$604	$140	$—	$744

	Nine Months Ended May 31, 2021
	Water and
	wastewater
	resource
	development	Land development	Corporate	Total

	(In thousands)
Total revenue	$7,386	$4,887	$—	$12,273
Cost of revenue	(1,785)	(2,087)	—	(3,872)
Depreciation and depletion	(1,077)	—	—	(1,077)
Total cost of revenue	(2,862)	(2,087)	—	(4,949)
Gross profit	$4,524	$2,800	$—	$7,324

	Nine Months Ended May 31, 2020
	Water and
	wastewater
	resource
	development	Land development	Corporate	Total

	(In thousands)
Total revenue	$4,326	$11,503	$—	$15,829
Cost of revenue	(716)	(10,436)	—	(11,152)
Depreciation and depletion	(988)	—	—	(988)
Total cost of revenue	(1,704)	(10,436)	—	(12,140)
Gross profit	$2,622	$1,067	$—	$3,689

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

	May 31, 2021	August 31, 2020

	(In thousands)
Water and wastewater resource development	$55,832	$56,267
Land development	28,897	6,975
Corporate	24,381	26,519
Total assets	$109,110	$89,761

NOTE 14 – INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items. As of May 31, 2021 the Company is estimating an annual effective tax rate of approximately 25%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. Income tax information for the three and nine months ended May 31, 2021 and 2020 are as follows:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020

	(In thousands)
Effective income tax rate	24.7%	24.8%	24.7%	24.6%
Income tax expense (benefit):
Current	$(394)	$21	$5,283	$1,265
Deferred	552	(12)	623	710
Total	$158	$9	$5,906	$1,975
Income taxes paid:
Federal	$—	$212	$—	$1,089
State	—	22	—	216
Total	$—	$234	$—	$1,305

Deferred income taxes reflect the tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liability as of May 31, 2021 and August 31, 2020 are as follows:

	May 31, 2021	August 31, 2020

	(In thousands)
Deferred tax assets (liabilities):
Depreciation and depletion	(2,244)	(1,701)
Non-qualified stock options	528	491
Accrued compensation	98	167
Deferred revenues	52	89
Other	57	45
Net operating loss carryforwards	$—	$23
Net deferred tax liability	$(1,509)	$(886)

NOTE 15 – EARNINGS PER SHARE

Certain outstanding options are excluded from the diluted earnings per share calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). No options were excluded for the three and nine months ended May 31, 2021. The excluded options totaled 180,000 and 0 for the three and nine months ended May 31, 2020.

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020

	(In thousands, except share and per share amounts)
Net income	$624	$27	$18,276	$6,064
Basic weighted average common shares	23,907,140	23,852,765	23,885,179	23,841,876
Effect of dilutive securities	277,255	200,055	219,229	229,142
Weighted average shares applicable to diluted earnings per share	24,184,395	24,052,820	24,104,408	24,071,018
Earnings per share - basic	$0.03	$0.00	$0.77	$0.25
Earnings per share - diluted	$0.03	$0.00	$0.76	$0.25

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

We provide wholesale water and wastewater service to local governments, including the Rangeview Metropolitan District (the “Rangeview District”), Arapahoe County, the Sky Ranch Community Authority Board (the “Sky Ranch CAB”), and the Elbert and Highway 86 Commercial Metropolitan District (the “Elbert 86 District”). Our mission is to provide sustainable, reliable, high quality water to our customers and collect, treat, and reuse wastewater using advance water treatment systems, which produce high quality reclaimed water we can reuse for outdoor irrigation and industrial demands. By using and reusing our water supplies, we proactively manage our valuable water rights in the water-scarce Denver, Colorado region. We design, permit, construct, operate and maintain wholesale water and wastewater systems that we own or operate on behalf of governmental entities. We also design, permit, construct, operate and maintain retail distribution and collection systems that we own or operate on behalf of our governmental customers. Additionally, we handle administrative functions, including meter reading, billing and collection of monthly water and wastewater revenues, regulatory water quality monitoring, sampling, testing, and reporting requirements to the Colorado Department of Public Health and Environment.

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

As of May 31, 2021, we have incurred $35.3 million of the total estimated $35.8 million in costs related to the development of the first phase of Sky Ranch. We anticipate the majority of the remaining $0.5 million, of which $0.4 million is estimated to be reimbursable, will be incurred during our remaining fiscal 2021. These amounts include estimated reimbursable costs of $32.2 million, for which we received a partial reimbursement of $10.5 million through proceeds from municipal bonds and an additional payment of $0.4 million of unencumbered funds resulting from a budget surplus in 2020. We believe the outstanding $21.3 million of remaining reimbursables from the Sky Ranch CAB will be paid from future fees, taxes, and municipal bonds as the project continues to grow its assessed value and tax base. As homes at Sky Ranch have sold faster than anticipated (as of May 31, 2021 there are approximately 330 homes sold and occupied in the first development phase) and assessed values have exceeded early estimates, the Sky Ranch CAB has developed an established tax basis and has the intent and ability to issue municipal bonds. As such, the collectability of these reimbursables is deemed probable. The Company recognized an increase of $0.3 million to the Note receivable – related party with the offsetting entry recorded to Project management revenue and other income during the three months ended May 31, 2021, for a note receivable balance of $21.3 million. As of May 31, 2021, we have recognized $36.3 million of the sales price contracted for with the home builders and the remaining $0.5 million is expected to be recognized as revenue in our remaining fiscal 2021. In addition, from the start of development at Sky Ranch through May 31, 2021, the Sky Ranch development produced $13.3 million of water and wastewater tap fees, and we expect that an additional $1.5 million of tap fees will be received during calendar 2021.

In November 2020 and February 2021, we entered into separate contracts with KB Home, Lennar Colorado, Melody (a DR Horton Company) and Challenger Homes to sell 789 single-family attached and detached residential lots at the Sky Ranch property. This next development phase of Sky Ranch will incorporate approximately 250 acres and is planned to be completed in four sub-phases. Due to our strong performance in the first phase of the Sky Ranch project, we were able to realize an approximate 30% increase in our lot price from $75,000 for a 50’ lot in phase one to $97,000 for the same 50’ lot in the first subphase of the second phase. The timing of cash flows will include certain milestone deliveries, including, but not limited to, completion of governmental approvals for final plats, installation of wet utility public improvements, and final completion of lot deliveries. In February 2021, we began construction on the second development phase at Sky Ranch, which is expected to include nearly 900 residential lots. We expect delivery of platted lots to begin in the fourth quarter of fiscal 2021 and continue steadily over the next several years. The 100+ lots not currently under contract to home builders are being retained for use as build-to-rent long-term rental properties, as described below.

Build-to-Rent

As announced in March 2021, we launched a new line of business which will be referred to as our Build-to-Rent (“BTR”) line of business. During our initial development phase of Sky Ranch, we retained ownership of three residential lots, on which we have begun building three single family homes which we will own, maintain and rent to qualified renters. We have contracted for the construction of the homes with a reputable construction company and we expect these three homes to be completed and ready for renters in the fall of 2021. Foundations and framing of the homes are complete and construction is progressing, on schedule and on budget.

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

Recent Developments

As the coronavirus (“COVID-19”) pandemic continues, we have continued to enforce many safety measures enacted to protect the health and well-being of our employees, customers, business partners, and their families. While state and local mandates have been eased, we continue to encourage voluntary vaccinations and healthy practices such as hand washing, disinfecting, social distancing, and face coverings when necessary. We have been able to maintain our level of efficiency with the use of video conferencing and electronic data sharing platforms. We were informed that our builder customers also took precautionary measures to ensure the safety of their employees, customers, business partners, and their families. These measures varied by builder. As a result, some of our builder customers reported material net housing order declines in 2020. However, they are also reporting material increases in orders since the stay-at-home orders have been reduced. We had been expecting to accelerate deliveries of the remaining finished lots at Sky Ranch into fiscal 2020; however, because of the COVID-19 precautionary measures and stay-at-home orders, we delivered the remaining lots during the first quarter of fiscal 2021. These deliveries were still ahead of the original delivery dates set forth in our contracts with the home builders by nearly two years. The most dramatic impact on our operations has been the delay in inspections, the permit process and other activities requiring governmental agencies due to expansive work restrictions imposed on their operations. We expect COVID-19 to continue to play a role in potential delays related to the second filing at Sky Ranch due to rapidly changing governmental orders, city and country shutdowns, and public health concerns. Mainly, we have experienced delays in the permitting process through the county which has delayed the revenue recognition of the Phase two of the Sky Ranch development.

Results of Operations

Executive Summary

The results of our operations for the three and nine months ended May 31, 2021 and 2020 are as follows:

Consolidated Results of Operations

	Three Months Ended
			$ Change
	May 31,	May 31,	Increase/
	2021	2020	(Decrease)	% Change

	(In thousands, except for water and lot deliveries and taps sold)
Water and wastewater resource development revenue	$2,198	$1,154	$1,044	90%
Land development revenue	468	696	(228)	(33)%
Total revenue	2,666	1,850	816	44%

Water and wastewater development cost of revenue	(841)	(550)	291	53%
Land development cost of revenue	(99)	(556)	(457)	(82)%
Total cost of revenue	(940)	(1,106)	(166)	(15)%

General and administrative expense	(1,398)	(887)	511	58%
Other income, net	454	179	275	154%
Income taxes	(158)	(9)	149	1,656%
Net income	$624	$27	$597	2,211%

Basic EPS	$0.03	$—	$0.03	—%
Diluted EPS	$0.03	$—	$0.03	—%

Water delivered (thousands of gallons)	16,541	12,205	4,336	36%
Water and wastewater taps sold	59	36	23	64%

	Nine Months Ended
			$ Change
	May 31,	May 31,	Increase/
	2021	2020	(Decrease)	% Change

	(In thousands, except for water and lot deliveries and taps sold)
Water and wastewater resource revenue	$7,386	$4,326	$3,060	71%
Land development revenue	4,887	11,503	(6,616)	(58)%
Total revenue	12,273	15,829	(3,556)	(22)%

Water and wastewater resource cost of revenue	(2,862)	(1,704)	1,158	68%
Land development cost of revenue	(2,087)	(10,436)	(8,349)	(80)%
Total cost of revenue	(4,949)	(12,140)	(7,191)	(59)%

General and administrative expense	(3,986)	(2,905)	1,081	37%
Other income, net	20,844	7,255	13,589	187%
Income taxes	(5,906)	(1,975)	3,931	199%
Net income	$18,276	$6,064	$12,212	201%

Basic EPS	$0.77	$0.25	$0.52	208%
Diluted EPS	$0.76	$0.25	$0.51	204%

Water delivered (thousands of gallons)	126,253	32,394	93,859	290%
Water and wastewater taps sold	146	139	7	5%
Lots delivered	22	136	(114)	(84)%

Three months ended May 31, 2021 vs. Three months ended May 31, 2020

Revenue – Total revenue increased in 2021 as compared to 2020, primarily due to increased water and wastewater tap sales, increased municipal water usage, and a special facility construction project for WISE. These increases were partially offset by decreased land development sales due to phase one being nearly complete almost two years ahead of schedule and phase two not yet recognizing revenue until platted lots are delivered, which is expected in the fourth fiscal quarter of 2021.

Cost of revenue – Costs of revenue decreased in 2021 as compared to 2020, primarily due to decreases in land development costs due to phase one being nearly complete. Phase two costs are currently being capitalized as inventories until revenue recognition begins. These decreases were partially offset by increased water and wastewater service costs primarily due to additional WISE water purchases.

General and administrative expense – General and administrative expense increased in 2021 as compared to 2020, primarily due to increased head count of five full time employees in 2020 and increased legal and professional fees due to the second development phase at Sky Ranch.

Other income, net – Other income, net increased in 2021 as compared to 2020, primarily due to interest income recognized on the outstanding note receivable related to  reimbursable costs.

Income tax expense – Income tax expense increased in 2021 as compared to 2020, primarily due to the recognition of reimbursable costs due from the Sky Ranch CAB.

Water delivered – Water deliveries increased in 2021 as compared to 2020, primarily due to increased Export water usage, related to increased irrigation water usage, new Sky Ranch and Wild Pointe customers and increased landscaping and irrigation water usage in these neighborhoods.

Water and wastewater tap sales – Water and wastewater tap sales increased in 2021 as compared to 2020 due to timing of closings at Sky Ranch. Tap sales are driven by home closings and are not contractually established with the builders.

Nine months ended May 31, 2021 vs. Nine months ended May 31, 2020

Revenue – Revenue decreased in 2021 as compared to 2020, primarily due to decreased land development sales due to phase one being nearly complete and phase two not yet recognizing revenue until platted lots are delivered, which is expected in the fourth fiscal quarter. This decrease is partially offset by increased metered water usage from oil and gas operations, recognition of project management revenue from the first phase at Sky Ranch, recognition of a forfeited water reserve agreement, and a special facility construction project for WISE.

Cost of revenue – Costs of revenue decreased in 2021 as compared to 2020, primarily due to a decrease in land development costs due to phase one being nearly complete and phase two costs are currently being capitalized until revenue recognition begins. The decreases were partially offset by costs attributable to the special facility construction project for WISE and increased water usage related to oil and gas operations.

General and administrative expense – General and administrative expense increased in 2021 as compared to 2020, primarily due to increased head count in 2021 as operations and development continue to expand.

Other income, net – Other income, net increased in 2021 as compared to 2020, primarily due to the recognition of outstanding reimbursable costs.

Income tax expense – Income tax expense increased in 2021 as compared to 2020, primarily due to the recognition of reimbursable costs due from the Sky Ranch CAB.

Water delivered – Water deliveries increased in 2021 as compared to 2020, primarily due to increased oil and gas operations, new Sky Ranch customers and increased landscaping and irrigation water usage.

Water and wastewater tap sales – Water and wastewater tap sales increased in 2021 as compared to 2020 due to the timing of closings at Sky Ranch. Tap sales are driven by building permits and are not contractually established with the builders.

Lots delivered – Lot deliveries decreased in 2021 as compared to 2020 due to all lots in the first phase of Sky Ranch having been delivered as of the first quarter of fiscal 2021. We have broken ground on the second phase and expect lot deliveries to begin this fall.

Water and Wastewater Resource Development Results of Operations

	Three Months Ended
			$ Change
	May 31,	May 31,	Increase/
	2021	2020	(Decrease)	% Change

	(In thousands, except for water deliveries)
Metered water usage from:
Municipal water usage	$188	$98	$90	92%
Oil and gas operations usage	22	15	7	47%
Wastewater treatment fees	51	22	29	132%
Water and wastewater tap fees	1,856	1,005	851	85%
Other revenue	81	14	67	479%
Total segment revenue	2,198	1,154	1,044	90%

Water service costs	(316)	(95)	221	233%
Wastewater service costs	(102)	(62)	40	65%
Depreciation	(358)	(386)	(28)	(7)%
Other	(65)	(7)	58	829%
Total expenses	(841)	(550)	291	53%

Segment operating income	$1,357	$604	$753	125%

Water deliveries (thousands of gallons)
On Site	475	1,702	(1,227)	(72)%
Export - Commercial	4,827	583	4,244	728%
Sky Ranch	7,389	5,549	1,840	33%
Wild Pointe	3,850	4,371	(521)	(12)%
O&G operations	—	—	—	—%
Total water deliveries	16,541	12,205	4,336	36%

	Nine Months Ended
			$ Change
	May 31,	May 31,	Increase/
	2021	2020	(Decrease)	% Change

	(In thousands, except for water deliveries)
Metered water usage from:
Municipal water usage	$429	$238	$191	80%
Oil and gas operations usage	1,804	72	1,732	2,406%
Wastewater treatment fees	144	62	82	132%
Water and wastewater tap fees	4,522	3,850	672	17%
Other revenue	487	104	383	368%
Total segment revenue	7,386	4,326	3,060	71%

Water service costs	(1,074)	(556)	518	93%
Wastewater service costs	(258)	(126)	132	105%
Depreciation	(1,077)	(988)	89	9%
Other	(453)	(34)	419	1,232%
Total expenses	(2,862)	(1,704)	1,158	68%

Segment operating income	$4,524	$2,622	$1,902	73%

Water deliveries (thousands of gallons)
On Site	3,715	8,416	(4,701)	(56)%
Export - Commercial	7,276	2,619	4,657	178%
Sky Ranch	22,044	6,271	15,773	252%
Wild Pointe	13,052	14,160	(1,108)	(8)%
O&G operations	80,166	928	79,238	8,539%
Total water deliveries	126,253	32,394	93,859	290%

Three months ended May 31, 2021 vs. Three months ended May 31, 2020

Municipal water usage – Municipal water usage increased in 2021 as compared to 2020, primarily due to new Sky Ranch customers in our water and wastewater resource development segment as well as increased water usage due to landscaping and irrigation usage.

Wastewater treatment fees – Wastewater treatment fees increased in 2021 as compared to 2020, primarily due to new Sky Ranch customers in our water and wastewater resource development segment.

Water and wastewater tap fees –Water and wastewater tap fees increased in 2021 as compared to 2020, primarily due to increased taps sold and increased prices, on average, of water and wastewater taps. During the three months ended May 31, 2021, the average price of a Sky Ranch water and wastewater tap was $31,000 per tap, compared to $29,000 per tap for the three months ended May 31, 2020. During the third quarter of fiscal 2021, we sold 59 water and wastewater taps. During the third quarter of fiscal 2020, we sold 36 water and wastewater taps.

Other revenue – Other revenue increased in 2021 as compared to 2020, primarily due to a 2021 agreement to construct a special facility for WISE, which is recognizing revenue on a percent of completion basis and increased consulting revenues.

Water service costs – Wastewater service costs increased in 2021 as compared to 2020, primarily due to the purchase of additional WISE water.

Wastewater service costs – Wastewater service costs increased in 2021 as compared to 2020, primarily due to the new Sky Ranch water reclamation facility being online for the entire quarter and requiring more staff to run.

Other costs of revenue – Other costs of revenue increased in 2021 as compared to 2020, primarily due to costs to construct a special facility for WISE.

Water delivered – Water deliveries increased in 2021 as compared to 2020, primarily due to increased Export water usage, related to increased irrigation water usage, new Sky Ranch and Wild Pointe customers and increased landscaping and irrigation water usage in these neighborhoods.

Nine months ended May 31, 2021 vs. Nine months ended May 31, 2020

Municipal water usage – Municipal water usage increased in 2021 as compared to 2020, primarily due to new Sky Ranch customers in our water and wastewater resource development segment as well as increased water usage due to landscaping and irrigation usage.

Oil and gas operations – Oil and gas operations increased in 2021 as compared to 2020, primarily due to increased oil and gas prices and new fracking permits obtained by our oil and gas customers and recognition of a forfeited water reserve agreement totaling $0.4 million.

Wastewater treatment fees – Wastewater treatment fees increased in 2021 as compared to 2020, primarily due to new Sky Ranch customers in our water and wastewater resource development segment.

Water and wastewater tap fees –Water and wastewater tap fees increased in 2021 as compared to 2020, primarily due to an increase in the number of taps sold and increased price, on average, of water and wastewater taps. During the nine months ended May 31, 2021, the average price of a Sky Ranch water and wastewater tap was $31,000 per tap, compared to $29,000 per tap for the nine months ended May 31, 2020. During the nine months ended May 31, 2021, we sold 146 water and wastewater taps. During the same nine months ended May 31, 2020, we sold 139 water and wastewater taps.

Other revenue – Other revenue increased in 2021 as compared to 2020, primarily due to a 2021 agreement to construct a special facility for WISE, for which $0.4 million of revenue was recognized. The project is recognizing revenue on a percent of completion basis.

Water service costs – Wastewater service costs increased in 2021 as compared to 2020, primarily due to increased water usage associated with our oil and gas customers and additional purchases of WISE water.

Wastewater service costs – Wastewater service costs increased in 2021 as compared to 2020, primarily due to the new Sky Ranch water reclamation facility being online for the entire fiscal year to date and requiring more staff to run.

Other costs of revenue – Other costs of revenue increased in 2021 as compared to 2020, primarily due to costs to construct a special facility for WISE.

Water delivered – Water deliveries increased in 2021 as compared to 2020, primarily due to increased oil and gas operations, new Sky Ranch customers and increased landscaping and irrigation water usage.

Land Development Results of Operations

	Three Months Ended
			$ Change
	May 31,	May 31,	Increase/
	2021	2020	(Decrease)	% Change

	(In thousands, except for lots delivered)
Lot sales	$445	$696	$(251)	(36)%
Project management revenue	23	—	23	—
Total revenue	468	696	(228)	(33)%

Land development construction	(97)	(506)	(409)	(81)%
Sky Ranch property tax	(2)	(50)	(48)	(96)%
Total costs of revenue	(99)	(556)	(457)	(82)%

Segment operating income	$369	$140	$229	164%

Lots delivered	—	—	—	—%

	Nine Months Ended
			$ Change
	May 31,	May 31,	Increase/
	2021	2020	(Decrease)	% Change

	(In thousands, except for lots delivered)
Lot sales	$3,316	$11,503	$(8,187)	(71)%
Project management revenue	1,571	—	1,571	—
Total revenue	4,887	11,503	(6,616)	(58)%

Land development construction	(2,074)	(10,190)	(8,116)	(80)%
Sky Ranch property tax	(13)	(246)	(233)	(95)%
Total costs of revenue	(2,087)	(10,436)	(8,349)	(80)%

Segment operating income	$2,800	$1,067	$1,733	162%

Lots delivered	22	136	(114)	(84)%

Three months ended May 31, 2021 vs. Three months ended May 31, 2020

Lot sales – Lot sales decreased in 2021 as compared to 2020, primarily due to phase one being nearly complete. Sales price per lot for all delivered lots within the first development has not increased but the revenue per delivered lot fluctuates due to the timing of revenue recognition as lots are delivered over time. Revenues recognized in the third quarter and remaining revenues to be recognized relate to work that is not specific to one lot but rather benefits the entire development phase. The second development phase will not begin recognizing revenue until platted lots are delivered to the home builders, which is expected to begin in the fourth fiscal quarter of 2021.

Project management revenues – Project management revenues increased in 2021 as compared to 2020 due to the determination that reimbursable costs due from the Sky Ranch CAB are deemed collectable based on Sky Ranch having a sufficient tax base.

Land development construction costs – Land development construction costs decreased in 2021 as compared to 2020, primarily due to phase one being nearly complete. Phase two costs are currently being capitalized as inventories until revenue recognition begins.

Sky Ranch property taxes –Sky Ranch property taxes decreased in 2021 as compared to 2020, primarily due to the improved lots being sold to the homebuilders. Our current basis in the Sky Ranch land is low as the land is not yet improved for residential and commercial use. All 506 of the initial lots have been sold to home builders.

Nine months ended May 31, 2021 vs. Nine months ended May 31, 2020

Lot sales – Lot sales decreased in 2021 as compared to 2020, primarily due to phase one being nearly complete. We will not begin recognizing revenue on phase two until platted lots are delivered to the home builders, which is expected to begin in the fourth fiscal quarter of 2021. Sales price per lot for all delivered lots within the first development has not increased but the revenue per delivered lot fluctuates due to the timing of revenue recognition as lots are delivered over time. Revenues recognized in the third quarter and remaining revenues to be recognized relate to work that is not specific to one lot but rather benefits the entire development phase.

Project management revenues – Project management revenues increased in 2021 as compared to 2020 due to the determination that reimbursable costs due from the Sky Ranch CAB are deemed collectable based on Sky Ranch having a sufficient tax base.

Land development construction costs – Land development construction costs decreased in 2021 as compared to 2020, primarily due to phase one being nearly complete. Phase two costs are currently being capitalized until revenue recognition begins.

Sky Ranch property taxes –Sky Ranch property taxes decreased in 2021 as compared to 2020, primarily due to the improved lots being sold to the homebuilders. Our current basis in the Sky Ranch land is low as the land is not yet improved for residential and commercial use.

Lots delivered – Lot deliveries decreased in 2021 as compared to 2020 due to all lots in the first phase of Sky Ranch having been delivered as of the first quarter of fiscal 2021. We have broken ground on the second phase and expect lot deliveries to begin this fall.

Liquidity, Capital Resources and Financial Position

As of May 31, 2021, our working capital, defined as current assets less current liabilities, was $16.5 million, which included $19.8 million in cash and cash equivalents, of which, $0.3 million is restricted. We believe that as of May 31, 2021 and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next twelve months. Our expected obligations of $22.6 million for the next twelve months are described below.

Sky Ranch Development

The first phase at Sky Ranch is nearing completion, with approximately $0.5 million remaining to be spent. We broke ground on the second phase in February 2021. We estimate total costs to complete the second phase of Sky Ranch to be $65 million. Of this, we anticipate spending approximately $21 million in the next twelve months and we anticipate receiving approximately $22.5 million in milestone payments from the home builders over the same period. We believe future revenues from water and wastewater tap fees as well as progress payments from our homebuilder customers and our existing cash balances will fund our obligations for the next 12 months.

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

Summary Cash Flows Table

	Nine Months Ended
	May 31, 2021	May 31, 2020	$ Change	% Change

	(In thousands)
Cash (used) provided by:
Operating activities	$193	$15,204	$(15,011)	(99)%
Investing activities	$(2,253)	$(2,643)	$(390)	(15)%
Financing activities	$59	$36	$23	64%

Changes in Operating Activities – Operating activities include revenues produced by our segments less costs incurred in the delivery of those services and G&A expenses.

Cash provided by operations decreased in the nine months ended May 31, 2021 compared to 2020, primarily due to the bond payment of $10.5 million we received as partial reimbursement of public improvement expenditures from the Sky Ranch CAB in fiscal 2020 and decreased lot sales in the nine months ended May 31, 2021 as compared to May 31, 2020.

Changes in Investing Activities – During the nine months ended May 31, 2021, investing activities decreased due to decreased investments in water, water systems, and land as compared to the nine months ended May 31, 2020, partially offset by net sales of short-term investments in fiscal 2020.

Changes in Financing Activities – Cash provided by financing activities increased in 2021 from 2020, due to increased stock option exercises.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist entirely of the contingent portion of the CAA as described in Note 7 – Long-Term Obligations and Operating Lease – Participating Interests in Export Water Supply to the accompanying condensed consolidated financial statements. The contingent liability is not reflected on our balance sheet because the obligation to pay the CAA is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended August 31, 2020 and Note 2 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included as Item 8 in our Annual Report on Form 10-K for the year ended August 31, 2020. With the exception of updates to significant accounting policies discussed in Note 1 of this Quarterly Report on Form 10-Q, the accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three and nine months ended May 31, 2021 are the same as those described in our Annual Report on Form 10-K for the year ended August 31, 2020. There have been no changes to our critical accounting policies during the quarter ended May 31, 2021. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the year ended August 31, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of May 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and the Chief Financial Officer each concluded that, during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting resulting from ineffective controls related to the management preparation and review of spreadsheets which compromised the integrity of the spreadsheets used to support and record transactions related to the public improvement reimbursable amounts and related interest income.

To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting by implementing additional steps in the review process of various complex schedules that support accounting entries on a monthly and quarterly basis or moving these manual tracking and reconciliation processes to a purchase software system.

Changes in Internal Control Over Financial Reporting

No significant changes were made to our internal control over financial reporting during our most recently completed fiscal quarter. However, subsequent to the quarter ended May 31, 2021, based on the discovery of the control weakness noted above, we added additional review procedures and additional check balances to all complicated and infrequently updated schedules to ensure all calculations and formulas are prepared and reviewed appropriately. The Company is continuing to assess additional modifications to its internal controls required to remediate the material weakness noted above and ensure other spreadsheet controls are properly utilized.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of the Company. Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on December 14, 2007.

3.2	Bylaws of the Company. Incorporated by reference to Appendix C to the Proxy Statement on Schedule 14A filed on December 14, 2007.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover page formatted as inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Kevin B. McNeill
Kevin B. McNeill
Vice President and Chief Financial Officer

July 9, 2021