Form 10-K
period 2021-08-31
PURE CYCLE CORP
filed 2021-11-10
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $225,723,000

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: November 3, 2021 – 23,918,827

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement for the 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended August 31, 2021. Alternatively, we may include such information in an amendment to this annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts contained in this Annual Report on Form 10-K, or incorporated by reference into this Annual Report on Form 10-K, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “seek,” “project,” “future,” “likely,” “believe,” “may,” “should,” “could,” “will,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements relating to, among other things:

●	future water supply needs in Colorado and how such needs will be met;
●	anticipated increases in residential and commercial demand for water services and competition for these services;
●	estimated population increases in the Denver metropolitan area and the South Platte River basin;
●	plans for, and the efficiency of, development of our Sky Ranch property;
●	our competitive advantage;
●	the impact of individual housing and economic cycles on the number of connections we can serve with our water;
●	the number of new water connections needed to recover the costs of our water supplies;
●	the number of units planned for development at Sky Ranch;
●	the timing of the completion of construction of finished lots at Sky Ranch;
●	the number of lots expected to be delivered in a fiscal period;
●	anticipated financial results from development of our Sky Ranch property;
●	anticipated rental dates for our single-family rental units;
●	anticipated revenues and cash flows from our single-family rental units;
●	our ability to perform on various construction contracts and not require the use of the performance letters of credit;
●	timing of and interpretation of royalties to the State Board of Land Commissioners;
●	participation in regional water projects, including “WISE” and the timing and availability of water from, and projected costs related to, WISE;
●	increases in future water or wastewater tap fees;
●	our ability to collect fees and charges from customers and other users;
●	the estimated amount of reimbursable costs for Sky Ranch and the collectability of reimbursables;
●	anticipated timing and amount of, and sources of funding for, (i) capital expenditures to construct infrastructure and increase production capacities, (ii) compliance with water, environmental and other regulations, and (iii) operations, including delivery and treatment of water and wastewater;
●	capital required and costs to develop Sky Ranch;
●	anticipated development of other filings concurrently with the second filing of Sky Ranch;
●	plans to provide water for drilling and hydraulic fracturing of oil and gas wells;
●	changes in oil and gas drilling activity on our property, on the Lowry Range, or in the surrounding areas;
●	estimated costs of earthwork, erosion control, streets, drainage and landscaping at Sky Ranch;
●	the anticipated revenues from customers in the Rangeview District, Sky Ranch Districts, and Elbert & Highway 86 District;
●	plans with respect to mineral interests;
●	plans for the use and development of our water assets and potential delays;
●	estimated number of connections we can serve with our existing water rights;
●	factors affecting demand for water;
●	our ability to meet customer demands in a sustainable and environmentally friendly way;
●	our ability to reduce the amount of up-front construction costs for water and wastewater systems;
●	costs and plans for treatment of water and wastewater;
●	anticipated number of deep-water wells required to continue expanding and developing our Rangeview Water Supply;
●	expenditures for expenses and capital needs of the Rangeview District;
●	regional cooperation among area water providers in the development of new water supplies and water storage, transmission and distribution systems as the most cost-effective way to expand and enhance service capacities;
●	plans to drill water walls into aquifers located beneath the Lowry Range and the timing and estimated costs of such a build out;
●	sufficiency of tap fees to fund infrastructure costs of the Rangeview District;
●	our ability to assist Colorado “Front Range” water providers in meeting current and future water needs;

●	plans to use raw water, effluent water or reclaimed water for agricultural and irrigation uses;
●	factors that may impact labor and material costs;
●	use of third parties to construct water and wastewater facilities and Sky Ranch lot improvements;
●	plans to utilize fixed-price contracts;
●	estimated supply capacity of our water assets;
●	our belief that we will continue to exceed, market expectations with the delivery of our lots at Sky Ranch;
●	our ability to comply with permit requirements and environmental regulations and the cost of such compliance;
●	the impact of water quality, solid waste disposal and environmental regulations on our financial condition and results of operations;
●	negotiation of payment terms for fees;
●	the future impacts of COVID-19 on our business;
●	the impact of any downturn in the homebuilding and credit markets on our business and financial condition;
●	future fluctuations in the price and trading volume of our common stock;
●	loss of key employees and hiring additional personnel for our operations;
●	the recoverability of water and wastewater service costs from rates;
●	our belief that we are not a public utility under Colorado law;
●	the adequacy of the provisions in the “Lease” for the Lowry Range to cover present and future circumstances;
●	our ability to successfully maintain our “conditional decrees” and continue to develop our Lowry Range surface rights;
●	environmental clean-up at the Lowry Range by the U.S. Army Corps of Engineers;
●	plans to retain earnings and not pay dividends;
●	forfeitures of option grants, vesting of non-vested options and the fair value of option awards;
●	the sufficiency of our working capital and financing sources to fund our operations;
●	estimated costs of public improvements to be funded by Pure Cycle and constructed on behalf of the Sky Ranch Community Authority Board;
●	changes in unrecognized tax positions;
●	service life of constructed facilities.
●	accounting estimates and the impact of new accounting pronouncements;
●	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting; and
●	our belief that we will remediate our material weakness.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. There are no assurances that any of our expectations will be realized and actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those contemplated by such forward-looking statements include, without limitation:

●	outbreaks of disease, including the COVID-19 pandemic, and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations;
●	political and economic instability, whether resulting from natural disasters, wars, terrorism, pandemics or other sources;
●	our ability to successfully enter the single-family home rental market and rent our single-family homes at rates sufficient to cover our costs;
●	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability;
●	population growth;
●	changes in employment levels, job and personal income growth and household debt-to-income levels;
●	changes in consumer confidence generally and confidence of potential home buyers in particular;
●	the ability of existing homeowners to sell their existing homes at prices that are acceptable to them;
●	declines in property values which impacts tax revenue to the Sky Ranch Community Authority Board which would impact their ability to repay us;
●	changes in the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;
●	timing of oil and gas development in the areas where we sell our water;
●	general economic conditions, including the continued impact of COVID-19;

●	the market price of homes, rental rates, and water, oil and gas prices;
●	changes in customer consumption patterns;
●	changes in applicable statutory and regulatory requirements;
●	changes in governmental policies and procedures, including with respect to land use and environmental and tax matters;
●	changes in interest rates;
●	changes in private and federal mortgage financing programs and lending practices;
●	uncertainties in the estimation of water available under decrees;
●	uncertainties in the estimation of number of connections we can service with our existing water supplies;
●	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
●	uncertainties in the estimation of the service life of our systems;
●	uncertainties in the estimation of costs of construction projects;
●	uncertainties in the amount of reimbursable costs we may ultimately collect;
●	the strength and financial resources of our competitors;
●	our ability to find and retain skilled personnel;
●	climatic and weather conditions, including floods, droughts and freezing conditions;
●	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
●	availability and cost of labor, material and equipment;
●	engineering and geological problems;
●	environmental risks and regulations;
●	our ability to raise capital;
●	changes in corporate tax rates;
●	our ability to negotiate contracts with customers;
●	uncertainties in water court rulings;
●	security and cyberattacks, including unauthorized access to confidential information on our information technology systems; and
●	the factors described under “Risk Factors” in this Annual Report on Form 10-K.

We undertake no obligation, and disclaim any obligation, to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise. All forward-looking statements are expressly qualified by this cautionary statement.

PART I

Item 1 – Business

Unless otherwise specified or the context otherwise requires, any reference to “Pure Cycle,” the “Company,” “we,” “us” or “our” is to Pure Cycle Corporation and its wholly-owned subsidiaries on a consolidated basis.

We are a diversified land and water resource development company. Through our land development segment, we develop master planned communities creating value and opportunity for investors, homeowners, water customers, and businesses along the busy I-70 corridor of the Denver metropolitan area. Our land development segment (including the newly launched rental division which will be described in detail below) was borne from our need to control the addition of water and wastewater customers to our systems as opposed to waiting for third-party entities to contract with us or for growth to come to us. At our core we are an innovative and vertically integrated water and wastewater service provider that owns and develops a valuable portfolio of water rights in a water short region. We believe our water resources, land, and infrastructure, located in southeastern Denver, are positioned in one of the most attractive development areas of the Denver metropolitan region and will provide favorable investment returns. The eastern I-70 corridor is experiencing continued substantial growth which we believe will continue over several decades.

We are developing the Sky Ranch Master Planned Community located along the eastern I-70 corridor (see map below with location of Sky Ranch and other service areas). Sky Ranch is planned to include up to 3,200 single family and multifamily homes, parks, open spaces, trails, recreational centers, schools, and over two million square feet of retail, commercial and light industrial space, all of which will be serviced by our water and wastewater resource development segment.

Our land development activities provide a strategic complement to our water and wastewater resource development business, and vice versa. A significant component of any master planned community is its ability to bring high quality domestic water, irrigation water, and wastewater services to the community. Having control over the water resources in conjunction with developing the land enables us to efficiently build and maintain infrastructure for potable water and irrigation water distribution, wastewater and storm water collection, roads, parks, open spaces, and other investments. It also enables us to efficiently align construction and delivery of these investments with phased take-down commitments from our home builder customers, minimizing significant excess capacity or downtime in these significant investments. By being the landowner, land developer, and water/wastewater provider, we believe we offer a more efficient development process, with more competitive lot pricing, which results in a more affordable and marketable product.

Our water and land assets are designed, constructed, operated, and maintained by us. Our water and land activities are each a distinct line of business which are operated as separate, but cohesive business segments. We refer to these segments as our water and wastewater resource development segment and our land development segment, both of which are described in greater detail below. In March 2021, we launched a new line of business which will be referred to as our Build-to-Rent or single-family home rental line of business. During our initial development phase of Sky Ranch, we retained ownership of three residential lots, on which we have begun building three single-family homes which we will own, maintain, and rent to qualified renters. We have contracted for the construction of the homes with a reputable home builder, and we expect these three homes to be completed and ready for renters in November 2021. We anticipate that this single-family home rental business will become our third segment when it is material to our operations.

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

Our water supplies, which can be used in our exclusive service area and other areas along the eastern I-70 corridor, enable us to add significant value to our land development segment by bringing water to land that does not have water for development and enhance the value of that land, as well as our water resources, to a greater extent than either a traditional water utility or land developer can. Having a valuable portfolio of water in a water short region provides us with a competitive advantage over other land developers who may be required to buy expensive water, pay significant fees to another water provider, in lieu of buying water, and/or wait for a city to annex property and extend costly water and wastewater infrastructure to the property before development can begin. Having our own water supply gives us more control over the land entitlement and development process and the ability to capitalize on the value of our water rights, as well as enhances the value of the land to which we provide our water. In addition, we have significant in-house expertise in engineering, operations, and land development which allows us to take a hands-on approach to the water and land development process.

We mainly provide wholesale water and wastewater services to local governmental entities that in turn provide residential and commercial water and wastewater services to customers in their communities. Our largest customer is the Rangeview Metropolitan District (“Rangeview District”). We have the exclusive right to provide water and wastewater services to the Rangeview District’s customers in its exclusive 24,000-acre service area in the southeastern Denver metropolitan area pursuant to various agreements that are described in greater detail below. As of September 30, 2021, through the Rangeview District, we provide service to 855 single-family equivalent (“SFE”) water connections and 580 SFE wastewater connections. These connections are located mainly in the southeastern metropolitan Denver area on the Lowry Range, at our Sky Ranch development and other nearby areas where we have acquired service rights. With the water rights we own and control, we believe we can serve an estimated 60,000 SFEs. An SFE is a customer, whether residential, commercial, or industrial, that imparts a demand on our water or wastewater systems based on the demand of a family of four persons living in a single-family house on a standard sized lot. For some instances herein, as context dictates, the term “acre-feet” (which is approximately 326,000 gallons) is used to designate an annual decreed amount of water available during a typical year.

In addition to our domestic customers, we provide raw water for oil and gas operations. Multiple operators lease more than 135,000 acres in and adjacent to our service area with more than 100 wells and miles of oil and gas collection lines. Sales of water to industrial customers in the oil and gas industry are unpredictable and fluctuate dramatically. After several years of significant activity throughout our service area, beginning around March 2020, demand for water from the oil and gas industry dropped precipitously due to low oil and gas prices caused by increased world-wide production and decreased demand due to stay-at-home orders resulting from the coronavirus (“COVID-19”) pandemic. In 2021, we saw some recovery in the oil and gas markets, and this resulted in additional water sales to oil and gas clients in 2021.

Land Development Segment

In 2010, at a time when real estate prices were severely depressed due to the credit crisis the United States endured from 2007 until 2012, we purchased approximately 930 acres of land known as Sky Ranch. We acquired Sky Ranch with the intention of selling lots to national home builders to add value to our core water and wastewater operations by adding the ultimate purchasers of the homes as our water customers. In June 2017, we entered into agreements with three national home builders to sell the initial 505 residential lots at Sky Ranch. As of August 31, 2021, we have delivered all 505 finished lots in this development phase and in February 2021, we broke ground on the second development phase which will ultimately include approximately 850 residential lots. As of September 30, 2021, home builders have built and sold 368 homes at Sky Ranch, with another approximately 100 homes under construction and under contract with home buyers. Based on current sales levels, we believe homes in this initial development phase will be sold out by the end of the second quarter of our fiscal 2022, which is nearly two-years ahead of forecast. In February 2021, we broke ground on the second development phase at Sky Ranch. The second phase, which will be constructed in four subphases, will include 850 residential lots, for which we have contracted to sell 804 finished lots to four homebuilders who will construct attached and detached single-family residential homes. We have retained 46 lots which we will build homes to be included in our build-to-rent segment. As of August 31, 2021, we have completed the grading and received plats for the first subphase of 229 lots, which includes 10 to be used in our build-to-rent division. We believe it will take three years to complete all construction and sell all the finished lots all four subphases of the second development phase, depending on the market conditions and permitting process. Additionally, as disclosed in March 2021, Sky Ranch Academy was formed for the purposes of partnering with the Bennett School District 29J in support of a new K-12 Charter School to be located at Sky Ranch. Sky Ranch Academy has partnered with National Heritage Academy (www.nhaschools.com) to operate the charter. NHA brings over 25 years of experience providing educational services at 90 schools in nine states, educating more than 60,000 students including four other schools in Colorado. Sky Ranch Academy is expected to open in August 2022.

Build-to-Rent

As the housing market in Colorado continues to grow and prices continue to rise at double-digit rates, we believe rental units are becoming increasingly necessary to provide affordable housing options to the growing population in Colorado. During fiscal 2021, to capitalize on the growing single-family rental market, we launched our build-to-rent division. We contracted with a local semi-custom home builder to construct three single-family detached homes on three lots in our first development phase at Sky Ranch that were retained for future growth purposes. The homes are nearing completion and are expected to be available for rent in November 2021. These three rental units represent the initial investment into what we expect to become our third operating segment and expect to add 46 homes in our second development phase. We believe having ongoing recurring rental income, in a community we are heavily involved with, which is experiencing double digit growth in home values provides tremendous upside potential for growing our balance sheet and diversifying our recurring revenue streams.

Denver International Airport
Commerce City
Pena Blvd
Colorado Air and Space Port
70
Sky Ranch First Filing
5521 ft
Sky Ranch New Filing
5665 ft
Manila
Watkins
Strasburg
E Colfax Ave
LA-2
SR-UA
Sky Ranch
Aurora
Buckley Air Force Base
Cherry Creek
Sullivan
A-20
A-13
Arapahoe County Fairgrounds
Cherry Hills Village
Cherry Creek Reservoir
LFH-11
Greenwood
Proposed Reservoir B
Aurora Reservoir
A-4
A-14
A-2
A-1
A-7
Proposed Reservoir C
Box Elder Creek
Lowry Range
Stonegate
Parker
6415 ft
Rueter-Hess Reservoir
Castle Pines
East Plum Creek
West Plum Creek
Castle Rock
Elizabeth
Kiowa
Wild Pointe Ranch
Cherry Creek
Douglas
Tomah
7485 ft
State Highway 86
Kiowa Creek
Sky-Ranch-Water-Tank
Sky Ranch Water Tank
Feet
Sky Ranch Reservoir
Sky Ranch Reservoir 1
Feet
Sky Ranch Future Reservoir Site
Future Sky Ranch Reservoir 2
US Feet
Ridgeview Academy
RIDGE VIEW ACADAMY
Feet
Arapahoe County Fairgrounds
ARAPAHOE COUNTY FAIRGROUNDS & REGIONAL PARK
Feet
Lowry Pond
Office Pond 3
Office Pond 2
Office Pond 1
Lowery Pond
Feet
N
0 1.5 3 4.5 Miles
Residential Meter
Commercial Meter
Irrigation Meter
Hydrant
Open Valve
Closed Valve
Well
Transmission Main
Distribution Main
Residential Service
Commercial Service
Hydrant Service
Irrigation Service
Water Storage Boundary
Pure Cycle Service Area
TITLE: Pure Cycle General Service Area 2021
DATE: October 11th, 2021
PURE CYCLE CORPORATION
34501 E QUINCY AVE, BLDG 34
WATKINS, COLORADO 80137

Our Water Assets

We use our valuable and growing water and land assets to conduct our water and land development operations. Our water assets are summarized in the table below and further discussed in this section:

		Surface	Other Water
	Groundwater	Water	Rights	Total
Water Source	(acre-feet)	(acre-feet)	(acre-feet)	acre-feet
Rangeview Water Supply
Export (1)	11,650	1,650	—	13,300
Non-Export (2)	12,035	1,650	—	13,685
Fairgrounds	321	—	—	321
Sky Ranch	828	—	—	828
Lost creek supply	—	300	220	520
WISE (3)	—	900	—	900
Total	24,834	4,500	220	29,554
(1)	Pending completion by the “Land Board” (defined below) of documentation related to the exercise of our right to substitute 1,650 acre-feet of our groundwater for a comparable amount of surface water.
(2)	We have the exclusive right to use this water to provide water services to customers on and off the Lowry Range, which is described further below.
(3)	Amount of WISE water available for our use varies by year and is described in greater detail below.

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

We acquired our Rangeview Water Supply through the following agreements:

●	The 1996 Amended and Restated Lease Agreement between the Land Board and the Rangeview District, which was superseded by the 2014 Amended and Restated Lease Agreement, dated July 10, 2014 (the “Lease”), among us, the Land Board, and the Rangeview District;
●	The 1996 Service Agreement between us and the Rangeview District, which was superseded by the Amended and Restated Service Agreement, dated July 11, 2014, between us and the Rangeview District (the “Lowry Service Agreement”), which provides for the provision of water service to the Rangeview District’s customers located on the Lowry Range;
●	The Agreement for Sale of non-tributary and not non-tributary groundwater between us and the Rangeview District (the “Export Agreement”), pursuant to which we purchased a portion of the Rangeview Water Supply that we refer to as our “Export Water” because the Export Agreement allows us to export this water from the Lowry Range to supply water to nearby communities; and
●	The 1997 Wastewater Service Agreement between us and Rangeview District (the “Lowry Wastewater Agreement”), which allows us to provide wastewater service to the Rangeview District’s customers on the Lowry Range.

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

Land Board Royalties and Fees

Water Deliveries – Pursuant to the Rangeview Water Agreements, the Land Board is entitled to royalty payments based on a percentage of revenues earned from water sales that use the Rangeview Water Supply. The calculation of royalties depends on the location of the customer and whether the customer is a public or private entity. The Land Board does not receive a royalty from wastewater services. When we develop, operate, and deliver water from our Rangeview Water Supply, the Land Board receives royalties on the gross revenues at a rate of 12% from water delivered to all customers located on the Lowry Range and to all private customers located off the Lowry Range and 10% from public entity customers located off the Lowry Range. In the event that (i) metered production of water used on the Lowry Range in any calendar year exceeds 13,000 acre-feet or (ii) 10,000 acres of land on the Lowry Range have been rezoned to non-agricultural use, finally platted and water tap agreements have been entered into with respect to all improvements to be constructed on such acreage, the Land Board may elect, at its option, to receive (in lieu of its royalty of 12% from customers on the Lowry Range), 50% of the collective net profits (ours and the Rangeview District’s) derived from the sale or other disposition of water on the Lowry Range. To date, neither of these conditions has been met, and such conditions are not likely to be met any time soon. In addition to royalties on the sale of metered water deliveries, the Land Board will receive a royalty of two percent (2%) of the gross amount received from the sale of water taps to be served by the Rangeview Water Supply, except for the sale of any taps to Sky Ranch. Escalated royalties will be owed if we sell our Export Water outright rather than delivering water service. We do not currently anticipate selling our Export Water.

Annual Production Fee – We are also required to pre-pay the Land Board a minimum annual water royalty of $46,000 per year, which is credited against earned royalties each year.

Annual Rent – We pay the Land Board annual rent under the Lease of $8,400, which amount is increased every five years based on the Consumer Price Index for Urban Consumers. The next increase will occur in 2026.

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

Water Year	Acre-feet
(June 1 – May 31)	Subscription
2022	500
2023	600
2024	700
2025	800
2026 and thereafter	900

The cost of the water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2021, WISE water was $5.98 per thousand gallons and such rate will remain in effect through calendar 2021. Effective, January 1, 2022, WISE water is expected to increase to $6.13 per thousand gallons. In addition, we pay certain system operational and construction costs. If a WISE member, including the Rangeview District, does not need its WISE water each year or a member needs additional water, the members can trade and/or buy and sell water amongst themselves. For the year ended August 31, 2021, we, through the Rangeview District, purchased a total of 120 acre-feet of WISE water for $0.6 million. For the year ended August 31, 2020, we, through the Rangeview District, purchased a total of 49 acre-feet of WISE water for $0.1 million.

During the years ended August 31, 2021 and 2020, we provided $1.1 million and $2.8 million of financing to the Rangeview District to fund the Rangeview District’s obligation to purchase WISE water rights and pay for operational and construction charges. Ongoing funding requirements are dependent on the WISE water subscription amount and the Rangeview District’s allowable share of the operational and overhead costs of SMWA and construction activities related to delivery of WISE water.

Additionally, the Rangeview District has entered into an agreement with WISE to construct special facilities for $0.6 million, which began in our fiscal 2021. We are funding the construction of the special facility and the Rangeview District will remit 100% of the amount it receives to us. The construction of the special facility was approximately 75% complete as of August 31, 2021.

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

Sources of Water and Wastewater Service Revenues

Our water and wastewater resource development segment generates revenue from the following sources, described in greater detail below:

●	Monthly metered water usage and wastewater treatment fees
●	One-time water and wastewater tap (connection) fees
●	Construction and special facility funding fees
●	Consulting fees, and
●	Industrial – oil and gas operations fees

Monthly Metered Water Usage and Wastewater Treatment Fees

Monthly metered water usage fees are assessed to customers based on actual deliveries each month. Water usage fees are based on a tiered pricing structure that provides for higher prices as customers use greater amounts of water. The water usage fees for customers on the Lowry Range are noted in the table below:

Current Lowry Range Tiered Water Usage Pricing Structure

Base charge per SFE per month	$32.74
Price ($per thousand gallons used per month)
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

We sell bulk water at a rate of $14.76 per thousand gallons to commercial and industrial customers via hydrant meters or metered fill stations.

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

Water and Wastewater Tap Fees

We generate significant revenues from fees charged to customers to connect to our water and wastewater systems. These fees are known as tap fees. The tap fee is a non-refundable fee that is payable typically at the time a building permit is granted for construction of a home or business and authorizes the property to connect to the water or wastewater system. Once granted, the right stays with the property. We have no obligation to physically connect the property to the lines. Once connected to the water and/or wastewater systems, the property has live service, and the customer can receive metered water deliveries from our system and send wastewater into our system. Thus, the customer has full control of the connection right as it can obtain all the benefits from this right. Our systems are “wholesale facilities,” namely those assets used to deliver water and wastewater to a service area or major regions or portions thereof. Wells, treatment plants, pump stations, tanks, reservoirs, transmission pipelines, and major sewage lift stations are typical examples of wholesale facilities.

The Rangeview District’s 2021 water tap fees are $27,753 per SFE, and its wastewater tap fees are $4,847.

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

Industrial – Oil and Gas Operations Fees

We provide water for oil and gas operators that are performing hydraulic fracturing, mainly in the Niobrara Formation on and around our service area and our Sky Ranch property. These fees are paid based on the metered gallons of water delivered. Oil and gas drilling in our area is affected by the price of oil and state, local and federal government regulations. The number of wells drilled vary from year to year. Each well utilizes between 10 and 20 million gallons of water during the hydraulic fracturing process, which equates to selling water to between approximately 100 and 200 homes for an entire year. With a large percentage of the acreage surrounding the Lowry Range in Arapahoe, Adams, Elbert, and portions of Douglas Counties already leased by oil companies, we anticipate continuing to provide water for drilling and hydraulic fracturing in the future.

Service to Customers Not on the Lowry Range

In addition to customers on the Lowry Range, we have an agreement with the Rangeview District to be its exclusive water and wastewater service provider throughout its service area. This includes the design, construction, operation and maintenance of water and wastewater systems to serve the Rangeview District’s customers located outside the Lowry Range service area (for example Wild Pointe and Sky Ranch) (the “Non-Lowry Service Agreement”). In exchange for providing water and wastewater services to the Rangeview District’s customers that are not on the Lowry Range, we receive 100% of water and wastewater tap fees, 98% of the water usage fees, and 90% of the monthly wastewater service and usage fees received by the Rangeview District from these customers, after deduction of royalties due to the Land Board, if applicable (i.e., if we use a portion of the Rangeview Water Supply, such as the Export Water, to provide service to such customers). We are currently not using the Rangeview Water Supply at Sky Ranch, but we may do so in the future, in which case water usage fees to be collected for such service would become subject to the Land Board royalty.

Sky Ranch Water and Wastewater Service – As described in more detail below, we are developing approximately 930 acres of land as a Master Planned Community known as Sky Ranch. Pursuant to the Non-Lowry Service Agreement, we are the exclusive provider of water and wastewater services to all current and future residents, businesses, and other water users at the Sky Ranch development.

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

Sky Ranch is zoned for residential, commercial, and retail uses, including up to 3,200 homes and more than two million square feet of commercial, retail, and light industrial development. The development of Sky Ranch will occur in multiple filings and phases which will take several years to complete. Our first development phase of more than 150 acres has a total of 509 detached single-family residential lots (see illustration below for the layout of this initial development phase). Of the 509 lots, we sold 505 finished lots to homebuilders, all of which were sold as of August 31, 2021, and retained the remaining lots for use in our single-family home rental business. In February 2021, we began construction on the second development phase, which will include 850 lots for which we have contracted to sell 804 lots to home builders for detached and attached single-family homes, and 46 lots we plan to use for our single-family home rental business. The second development phase, totaling approximately 250 acres, will be constructed in four subphases (see illustration below for the proposed layout of the second development phase). Development activities for the first subphase began in February 2021, and by August 31, 2021, we had received the plats for 229 lots, which includes 10 lots we will use in our single-family home rental business. These lots are anticipated to be finished and ready for the four homebuilders to begin constructing homes by the summer of 2022. The total sales price for the 804 lots being sold to the homebuilders is $65.0 million, which is subject to price escalations depending on development timing which are not included in that figure. Our preliminary total cost estimates for developing all 229 lots in the first subphase is $20.4 million, with approximately $17.2 million of that estimated to be spent on public improvements which are eligible for reimbursement by the Sky Ranch CAB. See below for a description of the conditions that may limit our ability to receive reimbursables and a definition of the Sky Ranch CAB.

First Development Phase Illustrative Layout

Second Development Phase Illustrative Layout

Future Commercial Area
Future Fire Station
Future Office / Light Industry
E 10TH DRIVE
Recreation Center Site
Sky Ranch Community Park
School Site 40 Acres
Pocket Park
E 8TH PLACE
Neighborhood A
Pocket Park
Pocket Park
6TH AVENUE
Future Neighborhood Commercial Area
Neighborhood D
Pocket Park
Pocket Park
Future Mixed-Use Area
Future Mixed-Use/ Residential Area
N

As the land developer, we are providing finished lots (i.e. lots ready for building permits to construct homes) to each of the home builders. We build, or contract to build, the roads, curbs, wet and dry utilities, storm drains, parks, open spaces, and other related improvements as part of a fully master planned community. Each builder is required to purchase water and wastewater taps for each lot from the Rangeview District at the time of building permit, the cost of which depends on the size of the lot, the size of the house, and the amount of irrigated turf. Pursuant to the Non-Lowry Service Agreement, we receive all the water and wastewater tap fees from tap sales at Sky Ranch and 98% of the ongoing monthly water and wastewater service revenues.

Public improvements, such as roads, parks, and water and sanitary sewer mains, storm sewer, and drainage improvements, that are shared by all homeowners in the development and not specific to any private finished lot are ultimately owned by the governmental metropolitan district or other municipality that is responsible for the maintenance of the improvements. Upon completion and acceptance of certain public improvements by the “Sky Ranch Districts” or the “Sky Ranch CAB” (both of which are defined below), we are entitled to receive reimbursement for the verified public improvement costs. Pursuant to certain agreements with the Sky Ranch Districts and the Sky Ranch CAB, on their behalf we construct public infrastructure such as roads, curbs, storm water, drainage, sidewalks, parks, open space, trails etc., which costs are reimbursed to us by the Sky Ranch CAB, through funds generated by the Sky Ranch districts through taxes, fees, or the issuance of municipal bonds. See Note 2 to the accompanying financial statements regarding treatment and recognition of these public improvement costs.

Pursuant to our service agreements, we are required to construct all required wholesale water and wastewater improvements (i.e., a wastewater reclamation facility, water supply, storage, treatment, and other wholesale facilities) for the provision of water and wastewater service to the property. As of August 31, 2021, we have completed the required wholesale facilities and other infrastructure to provide water for the first 900 homes, and wastewater for over 2,000 homes at Sky Ranch. The most significant wholesale facility built was the wastewater reclamation facility, which cost $10.2 million and has a designed capacity to provide wastewater for more than 2,000 single-family homes before requiring expansion. This allows the treatment facility to process wastewater for several development phases at Sky Ranch before additional investment is needed to increase its capacity.

We expect to have other filings developing concurrently with the second filing that could include commercial, retail, and light industrial sites. We expect full development of the Sky Ranch Master Planned Community to take another eight to ten years.

Pursuant to the Sky Ranch Water and Wastewater Service Agreement, dated June 19, 2017, between PCY Holdings, LLC (a wholly-owned subsidiary of ours that holds title to the Sky Ranch land), and the Rangeview District, PCY Holdings, LLC, agreed to construct certain facilities necessary to provide water and wastewater service to Sky Ranch. The Rangeview District, through us as its exclusive service provider, agreed to provide water and wastewater services to the Sky Ranch property. We have installed over 15.5 miles of water delivery and wastewater collection infrastructure at a cost of $4.9 million, which is reimbursable by the Sky Ranch CAB as outlined in Note 14 to the accompanying consolidated financial statements.

We have also leased the oil and gas minerals underlying the property to a major independent exploration and production company.

Sky Ranch Metropolitan Districts

The Sky Ranch Metropolitan District Nos. 1, 3, 4, 5, 6, 7 and 8 are quasi-municipal corporations and political subdivisions of Colorado formed in 2004 for the purpose of providing services to the Sky Ranch property (the “Sky Ranch Districts”). The Sky Ranch Districts are governed by an elected board of directors. Eligible voters and persons eligible to serve as directors of the Sky Ranch Districts must own an interest in property within the boundaries of the district. We own certain rights and real property interests which encompass the current boundaries of the districts and certain of our employees serve on the boards of directors of the Sky Ranch Districts. The current directors of the districts are Mark W. Harding (our President, Chief Executive Officer, and a director), Kevin B. McNeill (our Vice President and Chief Financial Officer), Scott E. Lehman (an employee of ours), Dirk Lashnits (an employee of ours), and one independent board member. Pursuant to Colorado law, directors may receive $100 for each board meeting they attend, up to a maximum of $1,600 per year. Messrs. Harding, McNeill, Lehman, and Lashnits have all elected to forego these payments.

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

We and the Sky Ranch CAB entered into a Facilities Funding and Acquisition Agreement (the “FFAA”) effective November 2017, obligating us to advance funding to the Sky Ranch CAB for specified public improvements constructed from 2018 to 2023. All amounts owed under the FFAA bear interest at a rate of 6% per annum. Any advances not paid or reimbursed by the Sky Ranch CAB by December 31, 2058, for first phase and December 31, 2060, for the second phase, shall be deemed forever discharged and satisfied in full. Advances and verified costs expended by us for expenses related to the construction of the agreed upon public improvements are reimbursable to us by the Sky Ranch CAB. No repayment is required of the Sky Ranch CAB for advances made or expenses incurred related to the construction of public improvements unless and until the Sky Ranch CAB and/or Sky Ranch Districts generate sufficient funds from property taxes, fees, or the issuance of bonds in an amount sufficient to reimburse us for all or a portion of advances or other public improvement expenses incurred. The Sky Ranch CAB agrees to exercise reasonable efforts to issue bonds to reimburse us subject to certain limitations. In addition, the Sky Ranch CAB agrees to utilize any available moneys not otherwise pledged to payment of debt or used for operation and maintenance expenses to reimburse us. Since 2017, we have advanced the Sky Ranch CAB a total of $28.1 million for funding the construction of the public improvements. In November 2019, the Sky Ranch CAB issued bonds and repaid $10.5 million of the advances and in January 2021 the Sky Ranch CAB repaid $0.4 million from unencumbered funds resulting from a budget surplus in 2020.

Previously, the reimbursable expenditures we funded were expensed through land development construction costs, and project management revenue and interest income were not recognized as the reimbursement was deemed contingent on a sufficient tax base and or the issuance of municipal bonds for collectability to be reasonable assured. Additionally, the Sky Ranch CAB is contractually obligated to utilize any available funds not otherwise pledged to payment of previously issued bonds, used for operation and maintenance expenses, or otherwise encumbered, to reimburse us. As Sky Ranch continues to grow, housing values continue to increase, and as the Sky Ranch CAB has demonstrated the ability to repay the amounts owed to us, the collectability of reimbursable expenditures incurred to date has been determined to be probable, as such, during fiscal 2021 we have recognized the remaining reimbursable costs, project management fees, and interest. During the year ended August 31, 2021, we recognized $21.7 million as a Note receivable – related party with the offsetting entries being to Other income, Project management revenue and Interest income for costs deemed reimbursable from the first development phase at Sky Ranch. Due to continue growth and the continued belief the Sky Ranch CAB has the ability to repay amounts we spend on public improvements, the second phase reimbursable public improvements, along with the Project management revenue and interest income, totaling $3.1 million as of August 31, 2021, are being recorded as a Note receivable from the Sky Ranch CAB as incurred. In total, as of August 31, 2021, the Note receivable from the Sky Ranch CAB totals $24.8 million, which is comprised of $20.6 million of public improvement costs, $1.7 million of project management fees and $2.5 million of interest.  The Sky Ranch CAB has an obligation to repay us but the ability of the Sky Ranch CAB to repay us before the contractual termination dates is dependent upon the establishment of a tax base or other fee generating activities sufficient to recover reimbursable costs incurred. Costs incurred will be recognized as Land development inventories or Notes receivable – related party, dependent upon whether collectability is deemed to be reasonably assured. In addition, to the note receivable balance, the Sky Ranch CAB is obligated to refund $0.5 million for the reimbursement of construction costs from the Southeast Metropolitan Water Supply Authority (“SEMSWA”).  These costs will be distributed to the Sky Ranch CAB upon the acceptance of the stormwater infrastructure by SEMSWA, anticipated to be in fiscal year 2022. We recorded this reimbursable cost in trade accounts receivable at August 31, 2021.

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

Other Assets

Oil and Gas Leases

In 2011, we entered into a three-year Oil and Gas Lease (the “Sky Ranch O&G Lease”) and Surface Use and Damage Agreement and received an up-front payment and a 20% of gross proceeds royalty (less certain taxes) from the sale of any oil and gas produced from the mineral estate we own at Sky Ranch. The Sky Ranch O&G Lease is now held by production, and we have been receiving royalties from the oil and gas production from six wells drilled within our mineral interest. During the years ended August 31, 2021 and 2020, we received $0.3 million $0.7 million in royalties attributable to these wells.

In September 2017, we entered into a three-year Paid-Up Oil and Gas Lease with Bison Oil and Gas, LLP (the “Bison Lease”) for the purpose of exploring for, developing, producing, and marketing oil and gas from 40 acres of mineral estate we own adjacent to the Lowry Range, and we received an up-front payment of $0.2 million. The up-front payment received pursuant to the Bison Lease is being recognized into revenue ratably over a three-year period, which expired in September 2020, and was not extended.

In July 2019, we entered into an Agreement on Locations of Oil and Gas Operations covering approximately 16 acres at Sky Ranch with the operator of the Sky Ranch O&G Lease (the “OGOA”). The Company received an up-front payment of $0.6 million in fiscal 2019 for the OGOA, which is being recognized as income on a straight-line basis over three years (the term of the OGOA). If after three years (by July 2022) the operator has not spud at least one well on the oil and gas operations area, the operator may extend the right to the OGOA one additional year by paying us $75,000. The operator may only extend the OGOA for two additional years for a total of five years. As of August 31, 2021, no wells have been drilled.

Arkansas River Land and Minerals

We own approximately 700 acres of land in the Arkansas River Valley in southeastern Colorado. We currently lease all these acres for dry land grazing. We intend to sell the land in due course and have classified it as a long-term investment. We also own approximately 13,900 acres of mineral interests in the Arkansas River Valley, which has no carrying value on our books due to an impairment charge of $1.4 million we recorded in fiscal 2020. We currently have no plans to sell our mineral interests.

Significant Customers

We primarily provide water and wastewater services on the Rangeview District’s behalf to the Rangeview District’s customers. The Rangeview District accounts for the majority of our water and wastewater service revenue. Refer to Note 9 in the accompanying consolidated financial statements for additional information on our significant customers.

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

As we continue expanding and developing our Rangeview Water Supply, we anticipate needing a significant number of high-capacity deep water wells. These wells would be drilled into one or more of the three principal aquifers located beneath the Lowry Range, and, as with our current wells, the water would be delivered to central water treatment facilities for treatment prior to delivery to customers.

Continued development of our Lowry Range surface water supplies will require facilities to divert surface water to storage reservoirs to be located on the Lowry Range, additional treatment facilities to treat the water prior to introduction into our distribution system(s), and additional surface water diversion facilities designed with capacities to divert the surface water when available (particularly during seasonal events such as spring run-off and summer storms) for storage in reservoirs constructed on the Lowry Range. We estimate the full build-out of water and wastewater facilities (including diversion structures, transmission pipelines, reservoirs, and water treatment facilities) to develop and deliver our portfolio of water would cost in excess of $900 million, and would accommodate water service to customers located on and outside the Lowry Range. We believe this build out would occur in phases over many decades, and we believe tap fees would be sufficient to fund the required infrastructure costs.

Our Denver-based supplies are a valuable, locally available resource located near the point of use. This enables us to incrementally develop infrastructure to produce, treat and deliver water to customers based on their growing demands.

During fiscal 2021 and 2020, combined, we invested over $6.3 million in plant and facilities that interconnect the Rangeview District, WISE, and Sky Ranch water and wastewater systems to provide water and wastewater services to our growing customers at Sky Ranch and elsewhere. We expect to continue to invest in water rights and facilities as our customer demands grow.

We continue developing our Sky Ranch property, including finishing lots for home builders, building additional water and wastewater infrastructure for residential and commercial development at the property, and having homes constructed for our single-family home rental business. During the years ended August 31, 2021 and 2020, we invested $7.3 million and $9.4 million in our Sky Ranch land to deliver finished lots and we spent under $1.0 million so far constructing three units for use in our build-to-rent business. Although the first development phase was our first project as a land developer, it was done ahead of our original schedule and on budget. We anticipate the first subphase of the second development phase, which broke ground in February 2021, to incur a total of $20.4 million of construction costs to deliver the lots, which is planned to occur over three years and be funded by the $17.8 million of total fees to be paid under our lot sales agreements and the reimbursement by the Sky Ranch CAB of $17.2 million of estimated public improvement costs. During the years ended August 31, 2021 and 2020, we sold 167 and 201 water and wastewater taps at Sky Ranch to homebuilders, which generated $5.2 million and $5.6 million of tap fees. As of August 31, 2021, we have sold 464 water and wastewater taps in the first development phase of Sky Ranch, which we believe the remaining 41 water and wastewater taps will be sold before the end of our second fiscal quarter of 2022, which will produce $1.2 million in revenue and cash. Based on current prices and engineering estimates, we believe the second development phase of Sky Ranch will produce more than $24.0 million in water and wastewater tap fee revenue and cash over several years.

We are nearing completion of the first three rental units at Sky Ranch, and in conjunction with the second development phase, plan to build more than 47 additional rental units over several years. We anticipate building these units concurrent with construction of homes in the second development phase using a combination of home builders that are building homes in this phase along with other builders as needed to ensure homes are delivered in a timely and cost-effective manner. We are working on finalizing the proposed size and layouts of the rental units to be constructed and currently do not have an estimate of the costs to construct or potential returns of the homes.

We plan to develop additional water assets within the Denver area and are exploring opportunities to utilize our water assets in areas adjacent to our existing water supplies. Additionally, we continue to source additional land acquisitions that could be paired with our water to provide additional growth to both our land development and water and wastewater segments.

Growth in Colorado

Calendar year 2020 and 2021 were strong years for the Colorado housing market. As COVID-19 escalated and has continued to hold-on, we took and continue to adapt measures to protect the health and well-being of our employees, customers, business partners, and their families. Our home builder customers also took and continue to adapt precautionary measures to ensure the safety of their employees, customers, business partners, and their families. These measures varied by builder. Due to COVID-19, we have witnessed several changing consumer patterns, including residents leaving downtown urban areas to buy homes in the suburbs. This put our Sky Ranch community in the enviable position of being able to respond to this demand due to its great location, affordable home prices, available inventory, and easy access to work centers and major transportation corridors. We believe our ability to pair our water to our land and our in-house expertise for operating our systems allowed us to provide home builders with an affordable and sustainable master planned community that allowed our builders to quickly satisfy the increased demand from home buyers.

Despite the continued impacts of COVID-19, Colorado has continued to grow. According to the 2020 census report, Colorado added over 744,000 residents from 2010 to 2020, a growth of 14.8% bringing the Colorado population to nearly 5.8 million. A Statewide Water Supply Initiative report by the Colorado Water Conservation Board estimates that the South Platte River basin, which includes the Denver metropolitan region (and our Sky Ranch community), could require an additional 400,000 acre-feet of water by the year 2030 due to continued growth. What makes this more difficult for land developers and builders is that Colorado law requires developers to demonstrate they have sufficient water supplies for their proposed projects before zoning applications will be considered. This means developers and builders must solve their own water problems prior to development rather than wait for cities and municipalities to solve the problem. This indicates that water will continue to be critical to growth prospects for the region and the state, and that competition for available sources of water will continue to intensify.

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

This tremendous growth, coupled with dwindling new and resale inventory, along with a shift in lifestyle choices from home ownership to renting, has pushed the single-family rental market into double-digit growth. Although this market has existed for decades, the focus has shifted from individuals owning the units to commercial institutions buying large blocks of houses for rentals. The single-family rental space is emerging as one of the strongest growth sectors in commercial real estate. Demand for rentals SFR has been steadily increasing due to current demographic trends related to Gen-Y and baby boomers; however, migration patterns related to Covid-19 have accelerated that demand, and this single-family rental growth is expected to outpace multifamily, office, retail, storage, and hospitality growth by 2022. As the demand for more single-family rental properties grows, an increasing number of larger investors are expanding their investment strategy to include the product. The single-family rental market is estimated at $3.4 trillion, compared to $3.5 trillion for the multifamily market, and institutional investors make up less than 2% of the market compared to 55% for the multifamily market. As more young families, families with children, and retirees look to rent single family homes with yards and upscale amenities on a long-term basis, more investors are looking to the single-family rental markets to expand their portfolios and grow their capital.

In addition to actively seeking to expand our land holdings for development purposes, we also market our water supplies and services to developers and home builders that are active along the Colorado Front Range as well as other area water providers in need of additional supplies.

Colorado’s future water needs will be met through conservation, reuse, and the development of new supplies. The Rangeview District’s rules and regulations for water and wastewater service call for adherence to strict conservation measures, including low-flow water fixtures, high efficiency appliances, and advanced irrigation control devices. Additionally, our systems are designed and constructed using a dual-pipe water distribution system to segregate the delivery of high-quality potable drinking water to customers through one system and a second system to supply raw or reclaimed water for irrigation demands in parks and open spaces. About one-half of the water used by a typical Denver-area residential water customer is used for outdoor landscape and lawn irrigation. We believe that raw or reclaimed water supplies provide the lowest cost, most environmentally sustainable water for outdoor irrigation. We expect our systems to include an extensive water reclamation process in which essentially all effluent water from wastewater treatment plants will be reused to meet non-potable outdoor irrigation water demands. Our dual-distribution systems demonstrate our commitment to environmentally responsible water management policies in our water-short region.

Labor and Raw Materials

We competitively bid contracts for infrastructure improvements (grading, utilities, roads, water, and wastewater infrastructure) at Sky Ranch. Many of our contractors enter fixed priced contracts where the contractor is at risk for cost overruns prior to completion of improvements. Under these fixed-price contracts, the contract prices are established in part based on fixed, firm subcontractor quotes on contracts and on cost and scheduling estimates. These quotes or estimates may be based on several assumptions, including assumptions about prices and availability of labor, equipment and materials, and other issues. Increased costs or shortages of skilled labor, concrete, steel, pipe, and other materials could cause increases in development costs and delays. These shortages and delays may result in delays in the delivery of the lots under development or the completion of water or wastewater facilities, increase costs for us or other contractors on our projects, reduce gross margins from sales, or subject us to penalties or defaults under our agreements. While we contract with third parties for our labor and materials at a fixed price, which we believe allows us the ability to mitigate the risks associated with shortages of and increases in the cost of labor and building materials, other unforeseen factors may arise which could increase our costs.

As the COVID-19 pandemic continues, we have continued to enforce many safety measures enacted to protect the health and well-being of our employees, customers, business partners, and their families. While state and local mandates have been eased, we continue to encourage voluntary vaccinations and healthy practices such as hand washing, disinfecting, social distancing, and face coverings when necessary. We have been able to maintain our level of efficiency with the use of video conferencing and electronic data sharing platforms. We were informed that our builder customers also took precautionary measures to ensure the safety of their employees, customers, business partners, and their families. These measures varied by builder. As a result, some of our builder customers reported material net housing order declines in 2020. However, they are also reporting material increases in orders since the stay-at-home orders have been reduced. We had been expecting to accelerate deliveries of the remaining finished lots at Sky Ranch into fiscal 2020; however, because of the COVID-19 precautionary measures and stay-at-home orders, we delivered the remaining lots during the first quarter of fiscal 2021. These deliveries were still ahead of the original delivery dates set forth in our contracts with the home builders by nearly two years. The most dramatic impact on our operations has been the delay in inspections, the permit process and other activities requiring governmental agencies due to expansive work restrictions imposed on their operations. We expect COVID-19 to continue to play a role in potential delays related to the second filing at Sky Ranch due to rapidly changing governmental orders, city and country shutdowns, and public health concerns. Mainly, we have experienced delays in the permitting process through the county which has delayed the construction of Phase two of the Sky Ranch development.

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

Land Development

Developing raw land is a highly competitive business, requires substantial upfront capital and typically requires many years to complete. There are many developers, as well as properties and development projects, in the same geographic area in which Sky Ranch is located. Competition among developers and projects is determined by the location of the real estate, the market appeal of the development plan, the cost and value of the end product, the developer’s ability to build, market and deliver projects on a timely and cost effective basis, and the availability of water to serve the project. Residential developers sell to home builders, who in turn compete based on location, price/value, market segmentation, product design, and reputation. Commercial, retail, and industrial developers sell to and/or compete with other developers, owners, and operators of real estate for a limited number of potential buyers. We believe we have exceeded the market’s expectations with the delivery of our initial phase lots at Sky Ranch and have demonstrated we have the ability and expertise to continue to deliver lots in a large-scale master planned community.

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

Employees and Human Capital

We currently have 31 employees, all of whom are full-time.

None of our employees are represented by a union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity incentive plan are to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Other

Pure Cycle was incorporated in Delaware in 1976 and reincorporated in Colorado in 2008.

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

Item 1A – Risk Factors

The following section describes the material risks and uncertainties that we believe could have a material adverse effect on our business, financial condition, results of operations, and the market price of our common stock. The risks discussed below include forward-looking statements, actual results may differ materially from those discussed in these forward-looking statements. These risks should be read in conjunction with the other information set forth in this report, including the accompanying consolidated financial statements and notes thereto.

Risks Related to the Impacts the Economy and External Forces May Have on Our Operations

Our business, operations and financial condition and results may be impacted by the ongoing effects of the COVID-19 pandemic to varying degrees.

The ongoing COVID-19 pandemic has, and is expected to continue to have, a material adverse impact on local and global economies. We have continued to enforce many safety measures enacted to protect the health and well-being of our employees, customers, business partners, and their families. While state and local mandates have been eased, we continue to encourage voluntary vaccinations and healthy practices such as hand washing, disinfecting, social distancing, and face coverings when necessary.

For our second development phase we planned to begin delivering finished lots at Sky Ranch in fiscal 2021; however, because of the COVID-19 precautionary measures, delays in inspections, delays in the permitting process and other activities requiring governmental agencies due to expansive work restrictions imposed on their operations, we will not deliver finished lots in the second phase until fiscal 2022. Mainly, we have experienced delays in the permitting process through the county which has delayed the revenue recognition in the second phase of the Sky Ranch development.

The ongoing COVID-19 pandemic poses the risk that we or our employees, governmental agencies permitting our projects, suppliers, consumers, and other business partners, including our home builders, may be prevented from conducting business activities in the ordinary course should the United States, the state of Colorado, or local governmental authorities once again implement restrictions. New shutdowns or other restrictions could adversely impact the availability or cost of materials, our ability to hire and retain qualified employees, the availability of qualified subcontractors, which could limit our business operations or increase our costs.

The duration of the COVID-19 outbreak and its ultimate impact on us and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic could result in significant and continued declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The extent to which COVID-19 will affect us will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, our results of operations could be adversely impacted.

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

We are dependent on the housing market and development in our targeted service areas for future revenues. The homebuilding industry is cyclical and a deterioration in industry conditions or downward changes in general economic or other business conditions could adversely affect our business, results of operations, cash flows and financial condition. Providing wholesale water service using our Colorado Front Range water supplies is one of our key sources of future revenue. The timing and amount of these revenues will depend in part on housing developments being built near our water assets. The development of the Lowry Range, Sky Ranch and other properties is subject to many factors that are outside our control. If wholesale water sales are not forthcoming or development on the Lowry Range, Sky Ranch or other properties in our targeted service areas is delayed or curtailed, we may need to use our capital resources, incur additional short or long-term debt obligations or seek to sell additional equity. We may not be successful in obtaining additional capital. Although there have been positive market gains in the Colorado housing market in recent years, if a downturn in the homebuilding or credit markets returns, or if the state or national economy weakens and economic concerns intensify, such a development could have a significant negative impact on our business and financial condition and our plans for future development of additional phases of Sky Ranch.

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

In addition, the residential homebuilding industry is cyclical and is highly sensitive to changes in general economic conditions such as levels of employment, consumer confidence and income, availability of mortgage financing for acquisitions, interest rate levels and inflation, among other factors. Additionally, the residential housing market is impacted by federal and state personal income tax rates and provisions, and government actions, policies, programs and regulations directed at or affecting the housing market, including the Tax Cuts and Jobs Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, tax benefits associated with purchasing and owning a home, and the standards, fees and size limits applicable to the purchase or insuring of mortgage loans by government-sponsored enterprises and government agencies. In 2019, housing starts in Colorado declined compared to housing starts in 2018. However, in 2020 and 2021 housing starts as well as home prices in Colorado increased. Although the number of housing starts continues to be better than during the last economic downturn, if the recovery of the Colorado housing market reverses, we could experience declines in the market value of our inventory and demand for our lots and rental units, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Significant competition from other development projects could adversely affect our results. Land development is a highly competitive business. There are numerous land developers, as well as properties and development projects, in the same geographic area in which Sky Ranch is located. Many of our land development competitors may have advantages over us, such as more favorable locations, which may provide more desirable schools and easier access to roads and shopping, or amenities that we may not offer, as well as greater financial resources. If other development projects are found to be more attractive to home buyers, home builders or other developers or operators of real estate based on location, price, or other factors, then we may be pressured to reduce our prices or delay further development, either of which could materially adversely affect our business, results of operations, cash flows and financial condition. The single-family home rental market is also highly competitive. There are numerous companies and individuals that own rental homes in the Sky Ranch area which may have more experience than we do renting single-family homes, better locations, and better pricing. If we are unable to rent the homes at rates that cover our costs or are unable to manage the properties and expenses incurred to manage the properties, the impact to our business, results of operations, cash flows and financial condition could be materially negative.

Our operations could be adversely impacted by material and component price volatility and availability, as well as supplier concentration. Our operations could be adversely impacted by material and component price volatility and availability, as well as supplier concentration The market prices for certain materials and components we purchase, primarily steel and PVC piping, have been volatile. U.S. steel index prices alone have increased 100 percent since the beginning of 2021. In addition, some components are subject to long lead times. Disruptions to the commercial transportation network, including limited container and trucking capacity and port congestion, have increased supplier delivery times for materials and components to our facilities.

Increases in material, labor, supplier, logistics and other operating costs, or supply chain delays and shortages, could cause lower gross margins or lost sales and adversely impact our business, financial position, results of operations and cash flows. Our gross margins and financial performance may be adversely affected by increases in our operating costs, such as material, labor, supplier costs, logistics and energy costs, all of which may be subject to inflationary pressures. Since the onset of the COVID-19 pandemic, we have seen operating costs trending upward due to COVID-19 movement control constraints, labor shortages, logistics disruptions, commodity cost increases and shortages and overall increased demand in the land development and water business industries. These risks are particularly prevalent in Malaysia and the Philippines. Both countries continue to enforce increased COVID-19 restrictions on movement and businesses and these restrictions have impacted, and are expected to continue to impact, our local suppliers and related costs and lead-times. In addition, some of our customers have experienced raw material shortages. Any such shortages can in turn impact and delay our ability to service our customers.

While we seek to mitigate any cost increases, labor impacts and supply chain delays and shortages, these efforts may not be successful, and we may experience adverse impacts due to such factors. We cannot predict the extent of these current trends or other future increases in operating costs. To the extent such costs continue to increase, we may be prevented, in whole or in part, from passing such cost increases through to our existing and prospective customers, or our customers may seek other competitive sources due to supply chain delays, which could have a material adverse impact on our gross margins and business, financial position, results of operations and cash flows.

Our water business is subject to seasonal fluctuations and weather conditions that could affect demand for our water service and our revenues and that could become more extreme with climate change. We depend on an adequate water supply to meet the present and future demands of our customers and their end-use customers and to continue our expansion efforts. Conditions beyond our control may interfere with our water supply sources. Drought and overuse may limit the availability of water, and such droughts may become more frequent and prolonged with climate change. These factors might adversely affect our ability to supply water in sufficient quantities to our customers, and our revenues and earnings may be adversely affected. Additionally, cool, and wet weather, as well as drought restrictions and our customers’ conservation efforts, may reduce consumption demands, adversely affecting our revenue and earnings. Furthermore, freezing weather may contribute to water transmission interruptions caused by pipe and main breakage. If we experience an interruption in our water supply, it could have a material adverse effect on our financial condition and results of operations. Demand for our water during the warmer months is generally greater than during cooler months due primarily to additional requirements for water in connection with cooling systems, irrigation systems and other outside water use. Throughout the year, and particularly during typically warmer months, demand will vary with temperature and rainfall levels. If temperatures during the typically warmer months are cooler than expected or there is more rainfall than expected, the demand for our water may decrease and adversely affect our revenues.

The physical impacts of natural disasters, and severe weather conditions could reduce consumer demand for housing, result in service disruptions, delay the closing of the sale of residential lots at Sky Ranch and increase our costs, any of which could harm our sales and results of operations. We conduct our operations in the Colorado Front Range, which is subject to natural disasters, including droughts, tornadoes, wildland fires, and severe weather. The occurrence of natural disasters or severe weather conditions in Colorado or elsewhere could result in interruptions in in our water and wastewater operations, delay our construction activities, increase costs, and lead to shortages of labor and materials. Moreover, such extreme weather conditions and natural disasters are likely to increase in frequency and intensity as a result of projected unabated climate change. If our insurance or the insurance of our subcontractors does not fully cover business interruptions or losses resulting from these events, our results of operations could be adversely affected.

Risks Related to Our Business and Operations

We may not generate sufficient cash flows from operations or other capital resources to pursue our business objectives. While we have generated net income in the past several years, prior to that we had a history of losses. Our cash flows from operations generally have not been sufficient to fund our operations, and we have been required to raise debt and equity capital and sell assets to remain in operation. Since 2004, we have raised over $76.0 million through (i) the issuance of more than $25.0 million of common stock (including the issuance of stock pursuant to the exercise of options, net of expenses), (ii) the issuance of $5.2 million of convertible debt, which was converted to common stock on January 11, 2011, and (iii) the sale of our Arkansas River water and land for $45.8 million in cash.

Our continuing development of Sky Ranch requires significant cash expenditures. We have advanced the Sky Ranch CAB more than $39.0 million for construction of public improvements on the Sky Ranch property and expect to advance another $16.9 million for the completion of our initial filing and the first subphase of the second development phase. The Sky Ranch CAB is not required to repay us for advances made or expenses incurred for improvements at Sky Ranch unless and until the Sky Ranch CAB and/or Sky Ranch Districts generate sufficient funds from either tax revenues, fees or by issuing bonds in an amount sufficient to reimburse us for all or a portion of advances made or expenses incurred. We have funded and expect to continue to fund such expenditures with cash on hand and cash flows from operations. As of August 31, 2021, we had just over $20.1 million of cash on hand. If our cash on hand and future cash flows from operations are not sufficient to fund our operations and the significant capital expenditure requirements to continue to develop Sky Ranch, we may be forced to seek to obtain additional debt or equity capital. Economic conditions and disruptions have previously caused substantial volatility in capital markets, including credit markets and the banking industry, increasing the cost, and significantly reducing the availability of financing, which may reoccur in the future. There can be no assurance that financing will be available on acceptable terms or at all.

We may not be able to manage the increasing demands of our expanded operations. We have historically depended on a limited number of employees to administer our operations, interface with governmental entities, market our services, and plan and implement the construction and development of our assets. The execution of contracts for lot sales and the continued development of Sky Ranch, including our new single-family home rental business, have increased the size and complexity of our business. The success of our current business and future business development and our ability to capitalize on growth opportunities depends on our ability to attract and retain additional experienced and qualified persons to operate and manage our business. We may not be able to maximize the value of our assets if we are unable to attract and retain qualified personnel and to manage the demands of a workforce that has nearly tripled in the past few years. State regulations set the training, experience and qualification standards required for our employees to operate specific water and wastewater facilities. Failure to find state-certified and qualified employees to support the operation of our facilities could put us at risk for, among other things, regulatory penalties (including fines and suspension of operations), operational errors at the facilities, improper billing, and collection processes, claims for personal injury and property damage, and loss of contracts and revenues. We may be unsuccessful in managing our operations and growth.

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

Our water sales for the past several years have been highly concentrated among companies providing hydraulic fracturing services to the oil and gas industry, and such sales can fluctuate significantly. Our water sales have been historically concentrated directly and indirectly with a limited number of companies providing hydraulic fracturing services to the oil and gas industry on and around the Lowry Range and our Sky Ranch property. Generally, investment in oil and gas development is dependent on the price of, and demand for, oil and gas. We have no long-term contractual commitments that will ensure these sales continue in the future. The oil and gas industry has periodically gone through periods when activity has significantly declined due to low oil and gas prices, reduced world-wide demand and other impacts to the world-wide economy such as the COVID-19 pandemic, which have a negative impact on the water we sell to these operators.

Further sales to this customer base as well as renewals of our oil and gas leases, if any, in the future are impacted by statutory ballot initiatives, regulations, rulemaking initiatives by the Colorado Oil and Gas Conservation Commission, court interpretations of the statutory mandate of the Colorado Oil and Gas Conservation Commission, fracking technologies, the success of the wells and the price of oil and gas, among other things. We could see increased opposition and tougher oversight of oil and gas operations, which could reduce the demand for water for fracking and reduce our associated water sales as a result of the enactment of SB181, its implementing rules recently promulgated by the Colorado Oil and Gas Conservation Commission, or other future potential laws, regulations, or ballot initiatives regulating oil and gas development.

A significant portion of our water supplies come from non-renewable aquifers and inadequate water and wastewater supplies could have a material adverse effect on us. A significant portion of our water supplies comes from non-renewable Denver Basin aquifers. The State of Colorado regulates development and withdrawal of water from the Denver Basin aquifers to a rate of 1 percent of the aggregate amount of water determined to be in storage each year, which means our supply should last approximately 100 years even if no efforts were made to conserve or recharge the supply. Nonetheless, we may need to seek additional water supplies to prove our supply can last for 300 years as our non-renewable supplies are depleted. While the acquisition of Lost Creek water, a renewable “surface” water right that is diverted from an alluvial aquifer that is hydrologically connected to the surface water system, mitigates some of the risk of owning non-renewable supplies, if we are unable to obtain sufficient replacement supplies, it would have a material adverse impact on our business and financial condition. Additionally, the cost of developing and withdrawing water from the aquifers is expected to increase over time, and we may not be able to recover the increased costs through our rates and charges.

In many areas of Colorado, water supplies are limited, and in some cases, current usage rates exceed sustainable levels for certain water resources. We do not currently anticipate any short-term concerns with physical, legal, or continuous availability issues in our service areas. Insufficient availability of water or wastewater treatment capacity could materially and adversely affect our ability to provide for expected customer growth necessary to increase revenues. We continuously look for new sources of water to augment our reserves in our service areas, but our ability to obtain such rights may depend on factors beyond our control. As a result, it is possible that, in the future, we will not be able to obtain sufficient water or water supplies to increase customer growth necessary to increase or even maintain our revenues.

Increased costs to develop water from the aquifers could have a significant negative impact on our business, results of operations, cash flows and financial condition.

A failure of the water wells or distribution networks we own, or control could result in losses and damages that may affect our business and financial condition. We distribute water through a network of pipelines and store water in storage tanks and ponds. A failure of these pipelines, tanks or ponds could result in injuries and damage to property for which we may be responsible, in whole or in part. The failure of these pipelines, tanks, or ponds may also result in the need to shut down some facilities or parts of our water distribution network to conduct repairs. Such failures and shutdowns may limit our ability to supply water in sufficient quantities to our customers and to meet the water delivery requirements prescribed by our contracts, which could adversely affect our business, results of operations, cash flows, and financial condition. Any business interruption or other losses might not be covered by insurance policies or be recoverable through rates and charges, and such losses may make it difficult for us to secure insurance in the future at acceptable rates.

Development on the Lowry Range is not within our control and is subject to obstacles. Development on the Lowry Range is controlled by the Land Board, which is governed by a five-person citizen board of commissioners representing education, agriculture, local government, and natural resources, plus one at-large commissioner, each appointed for a four-year term by the Colorado governor and approved by the Colorado Senate. The Land Board’s focus with respect to issues such as development and conservation on the Lowry Range tends to change as membership on the Land Board changes. In addition, there are often significant delays in the adoption and implementation of plans with respect to property administered by the Land Board because the process involves many constituencies with diverse interests. In the event water sales are not forthcoming or development of the Lowry Range is delayed or abandoned, we may need to use our capital resources, incur additional short or long-term debt obligations, or seek to sell additional equity. We may not have sufficient capital resources or be successful in obtaining additional operating capital.

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

We have limited experience with the development of real property. While we have extensive experience designing and constructing water and wastewater facilities and maintaining and operating these facilities, and we have nearly completed the initial development phase at Sky Ranch, we have limited experience developing real property. We may underestimate the capital expenditures required to complete the development of Sky Ranch, including the costs of certain infrastructure improvements and construction costs related to our new single-family home rental business. We have limited experience managing property development and construction activities, including the permitting and other approvals required, which may result in delays in completing Sky Ranch.

The funds we are advancing to the Sky Ranch CAB for construction of public improvements might not be repaid, which would negatively impact our income, gross margin on selling lots, and cash flows. We have advanced the Sky Ranch CAB over $31.6 million for construction of public improvements and expect to fund an additional estimated $14.4 million to complete the buildout of the first development phase and the first subphase of the second development. At August 31, 2021, $24.8 million has not been collected.  We expect these amounts will be reimbursable by the Sky Ranch CAB. No payment is required by the Sky Ranch CAB with respect to construction of public improvements unless and until the Sky Ranch CAB and/or the Sky Ranch Districts have generated sufficient funds from property taxes, fee, or the issuance of municipal bonds in an amount sufficient to reimburse the Company for all or a portion of advances provided or expenses incurred for reimbursables. The ability and obligation of the Sky Ranch CAB to reimburse us is dependent on sufficient home sales and commercial development occurring at Sky Ranch to create a tax base that would enable the Sky Ranch CAB to issue bonds to pay for the improvements. If development at Sky Ranch is delayed or curtailed for any reason, including regulatory restrictions, a downturn in the economy or default by one or more of the builders at Sky Ranch, the Sky Ranch CAB may not have sufficient revenues to issue bonds.

Supply shortages and risks related to the demand for skilled labor and building materials could increase costs and delay closings. The property development and home construction industries are highly competitive for skilled labor and materials. Labor shortages throughout the Unites States including the Colorado Front Range have become more acute in recent years as the supply chain adjusts to uneven industry growth. The COVID-19 pandemic has further exacerbated these shortages. Increased costs or shortages of skilled labor and/or concrete, steel, pipe, lumber, and other materials could cause increases in property development and home construction costs and delays, including in our single-family home rental business. We are unable to pass on increases in property development costs to home builders with whom we have already entered purchase and sale contracts for residential lots, at fixed prices, which were signed well in advance of development. Sustained increases in development and construction costs may, over time, erode our margins. Our ability to build new rental homes, even though we outsource the construction, may be adversely affected by circumstances beyond our control, including: work stoppages, labor disputes, and shortages of qualified trades people, such as carpenters, roofers, masons, electricians, and plumbers; changes in laws relating to union organizing activity; lack of availability of adequate utility or infrastructure and services; our need to rely on local subcontractors who may not be adequately capitalized or insured or may not, despite our quality control efforts, engage in proper construction practices or comply with applicable regulations; inadequacies in components purchased from building supply companies; and shortages delays in availability, or fluctuations in prices of building materials. Any of these circumstances could give rise to delays in the start or completion of, or could increase the cost of, constructing new rental homes.

We may purchase additional land parcels for development or other purposes, thereby exposing us to certain financial risks. In the future, we may purchase additional land parcels for development, construction, or other purposes. As noted above, land development and construction require significant cash expenditures before positive cash flows can be generated from the sale of lots, rental of homes, and water and sewer tap fees. If there is considerable lag time between when we acquire the land and when we begin selling finished lots or renting homes, we may generate significant operating losses. In addition, if sales of homes on the finished lots are delayed, renters can’t be found in a timely manner, our revenue from water and wastewater resource development services will be delayed. If our cash on hand and future cash flows from operations are not sufficient to fund our operations and the significant capital expenditure requirements to develop any acquired land, construct housing and build water and wastewater systems, we may be forced to seek to obtain additional debt or equity capital. There can be no assurance that financing will be available on acceptable terms or at all.

Delays in property development may extend the time it takes us to recover our property development costs and delay our revenue from water and wastewater resource development services. We incur many costs, such as the costs of preparing land, finishing and entitling lots, installing roads, sewers, water systems and other utilities, taxes and other costs related to ownership of the land and/or developing lots on behalf of builders who purchase the land, before we close on the sale of finished lots to home builders. If the rate at which we develop residential lots slows, we may incur additional costs, and it may take longer for us to recover our costs. In addition, if sales of homes on the finished lots are delayed, or we can’t find renters in a timely manner, our revenue from water and wastewater resource development services will be delayed. A significant downturn in the housing market could cause our builders to delay building homes on their lots until market conditions improve, and could result in us not renting our single-family rentals for rates that provide a sufficient return. Builders with contracts that do not require purchasing the lot until we deliver a finished, ready-to-build lot, could walk away from the contract prior to closing without consequence other than the forfeiture of their upfront deposits for the lot, utilities and other improvements. If a builder elected to walk away without cause, we would be entitled to keep these deposits as liquidated damages, but the deposits would not be sufficient to cover the expenses we expect to incur to finish the lots for delivery. We would not be able to recover our costs until we were able to sell the finished lots to another builder. If the original builder did not go through with the closing due to a poor housing market, we would likely have difficulty finding another buyer for the same reason. For our single-family rental homes, we incur the costs to construct the home, which we currently have funding in place to pay for construction, but there are no assurances that funding will remain in place for future growth. The costs of construction of the single-family rentals are anticipated to be paid for overtime by the rental income, but we may not be able to rent the homes for amounts sufficient to cover these costs.

Fluctuations in real property values may require us to write-down the book value of our land interests. The land development industry is subject to significant variability and fluctuations in real property values. As a result, we may be required to write-down the value of our Sky Ranch, single-family home rentals, or other land interests in accordance with accounting principles generally accepted in the United States of America, and some of those write-downs could be material. Any material write-downs of assets could have a material adverse effect on our business, prospects, financial condition, or results of operations. We assess our land interests when indicators of impairment exist. Indicators of impairment include a decrease in demand for housing due to soft market conditions; competitive pricing pressures that reduce the average sales price of finished lots; sales absorption rates below management expectations; a decrease in the value of homes or the underlying land due to general market conditions, actual or perceived risks due to proximity to oil and gas drilling operations, or other reasons; and a decrease in projected cash flows for a project.

Our land development segment may be subject to risks related to oil and gas operations in the vicinity of our Sky Ranch development, which could have an adverse impact on the marketability and/or value of our Sky Ranch property. We have leased the minerals underlying Sky Ranch to a major exploration and production company. Oil and gas extraction is an inherently dangerous activity that can potentially lead to air and water contamination, fire, explosion, or other hazards. While the State of Colorado, local governments, and private operators have regulations and procedures in place intended to mitigate these risks, there can be no assurances that these safeguards will be effective in all cases with respect to any oil and gas activity around Sky Ranch. The existence of oil and gas wells and drilling activity in or near our property and public concern regarding the negative health impacts from emissions near drilling and hydraulic fracturing sites, including those detailed in a 380-page report submitted to the Colorado Department of Public Health and Environment entitled the Final Report: Human Health Risk Assessment for Oil & Gas Operations in Colorado dated October 17, 2019, may adversely impact the marketability and/or value of the lots at Sky Ranch and decrease demand for homes in proximity to oil and gas operations, negatively impacting our land development segment, which could also negatively impact our business and financial condition.

Our single-family home development activities expose us to additional operational and real estate risks, which may adversely affect our financial condition and operating results. We have a significant development program that involves the construction of single-family homes to be used for rental purposes. We have no track record of building or maintaining homes for rent. Rental home construction can involve substantial up-front costs to build before a home is available for rent and generates income. In addition to the up-front costs, building rental homes involves potentially significant new risks to our business, such as delays or cost increases due to changes in or failure to meet regulatory requirements, including permitting and zoning regulations, failure of lease rentals on newly-constructed properties to achieve anticipated investment returns, inclement weather, adverse site selection, unforeseen site conditions, construction materials and labor and other risks described below. We may be unable to achieve our objective of building new rental homes that generate acceptable returns and, as a result, our growth and results of operations may be adversely impacted.

We will depend on our tenants for all of our rental home revenues. Poor tenant selection and defaults and nonrenewals by our tenants may adversely affect our reputation, and financial performance. We are dependent on rental income from tenants for all of our rental home revenues. As a result, the success of this division depends in large part upon our ability to attract and retain qualified tenants for our properties. Our reputation and financial performance would be adversely affected if a significant number of our tenants fail to meet their lease obligations or fail to renew their leases. For example, tenants may default on rent payments, make unreasonable and repeated demands for service or improvements, make unsupported or unjustified complaints to regulatory or political authorities, use our properties for illegal purposes, damage or make unauthorized structural changes to our properties that are not covered by security deposits, refuse to leave the property upon termination of the lease, engage in domestic violence or similar disturbances, disturb nearby residents with noise, trash, odors or eyesores, fail to comply with the Sky Ranch CAB regulations, sublet to less desirable individuals in violation of our lease or permit unauthorized persons to live with them. Damage to our properties may delay re-leasing after eviction, necessitate expensive repairs or impair the rental income or value of the property resulting in a lower than expected rate of return.

Increases in unemployment levels and other adverse changes in the economic conditions in our market could result in substantial tenant defaults.

Our planned lease terms could require us to re-lease our properties frequently, which we may be unable to do on attractive terms, on a timely basis or at all. We anticipate substantially all of our leases having a duration of one year. As these leases will permit tenants to leave at the end of the lease term without penalty, we anticipate our rental revenues may be affected by declines in market rents more quickly than if our leases were for longer terms. Annual leases may result in high turnover, which involves costs such as restoring the properties, marketing costs and lower occupancy levels. Our tenant turnover rate and related cost estimates may be less accurate than if we had more operating data upon which to base such estimates. Moreover, we cannot assure you that our leases will be renewed on equal or better terms or at all. If our tenants do not renew their leases or the rental rates for our properties decrease, our operating results and ability to make distributions to our shareholders could be adversely affected.

Tenant relief laws, including laws restricting evictions and other regulations could limit our ability to evict bad tenants which may negatively impact our rental income and profitability. Landlords of numerous properties tend to be involved in evicting tenants who are not paying their rent or are otherwise in material violation of the terms of their lease. Eviction activities impose legal and managerial expenses that would raise our costs. The eviction process is typically subject to legal barriers, mandatory “cure” policies and other sources of expense and delay, each of which may delay our ability to gain possession and stabilize the property. Since the onset of the COVID-19 pandemic, there have been increases in restrictions and other regulations on evictions and rent increases and we believe these increases could continue given the ongoing effects of the pandemic, economic challenges nationally and increasing political support for these types of regulations.

It would be difficult for us to quickly generate cash from sales of our properties. Real estate investments, particularly large portfolios of properties, are relatively illiquid. If we had a sudden need for significant cash, it would be difficult for us to fund such need quickly through a sale of our rental properties.

Products supplied to us and work done by subcontractors can expose us to risks that could adversely affect our business. We rely on subcontractors to perform the actual property development, including the construction of our single-family rental homes, and in many cases, to select and obtain concrete, asphalt, and other materials. Subcontractors may use improper construction processes or defective materials. Defective products can result in the need to perform extensive repairs. The cost of complying with our warranty obligations may be significant if we are unable to recover the cost of repairs from subcontractors, materials suppliers and insurers.

Risks Related to Legal, Regulatory, and Environmental, Health and Safety Matters

Government regulations and legal challenges may delay the closing of the sale of our residential lots, increase our expenses or limit other activities, which could have a negative impact on our results of operations. The approval of numerous governmental authorities must be obtained in connection with both our water and wastewater projects and our land development activities, and these governmental authorities often have broad discretion in exercising their approval authority. We incur substantial costs related to compliance with legal and regulatory requirements. Any increase in legal and regulatory requirements may cause us to incur substantial additional costs. Various local, state and federal statutes, ordinances, rules and regulations concerning health and safety, site and building design, environmental, zoning, and similar matters apply to and/or affect the construction and operation of our water and wastewater systems and our land development activities. For example, as detailed further below, state regulations recently enacted by the Colorado Oil and Gas Conservation Commission implementing Senate Bill 19-181 (“SB 19-181”) impose minimum distances between residences and new oil and gas drilling operations. SB 19-181 also empowers local governments to enact regulations that are stricter than state requirements pertaining to the surface impacts of oil and gas operations.  As such, local zoning or other regulations may seek to create stricter setbacks from oil and gas drilling operations or impose other restrictions on the use of land. Furthermore, construction and funding of a new interchange on I-70 may delay the issuance of permits beyond the first subphase of our second development filing. As these state setback regulations are implemented, and to the extent that these regulations are enacted, the value of the land that we already own or the availability of land that we are looking to acquire may decline, either of which may adversely impact the financial position, results of operations and cash flows of our business. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained depends on factors beyond our control, such as changes in federal, state and local policies, rules and regulations and their interpretations and application. Furthermore, we are subject to various fees and charges of government authorities designed to defray the cost of providing certain governmental services and improvements. For example, local and state governments have broad discretion regarding the imposition of development fees for projects under their jurisdictions, as well as requiring concessions or that the property developer and/or home builder construct certain improvements to public places such as parks and streets or fund schools.

Municipalities or state water agencies may restrict or place moratoriums on the availability of utilities, such as water and sewer taps, which could have an adverse effect on our business by causing delays or increasing our costs.

We must provide water that meets all federal and state regulatory water quality standards and operate our water and wastewater facilities in accordance with these standards. Future changes in regulations governing the supply of drinking water and treatment of wastewater may have a material adverse impact on our financial results. For example, on October 18, 2021, the Biden Administration announced a multi-agency, three year strategy to begin addressing per-and polyfluoroalkyl substances (“PFAS”), known colloquially as “forever chemicals.” The plan includes, among other things, having the EPA set timelines for drinking water limits of PFAS under the Safe Drinking Water Act, designate two of the substances under the Comprehensive Environmental Reponses Compensation and Liability Act, and set timelines for data collection and rulemakings for nine industrial categories, and review past PFAS actions taken under the Toxic Substances Control Act. These new regulatory initiatives addressing PFAS in drinking water could impact the water side of our business.

With respect to service of customers on the Lowry Range, the Rangeview District’s rates might not be sufficient to cover the cost of compliance with additional or more stringent requirements, or we may be required to reserve more water than necessary for use on the Lowry Range to ensure the proper level of service to Lowry Range customers. If the cost of compliance were to increase, we anticipate that the rates of the nearby water providers that the Rangeview District uses to establish its rates and charges would increase to reflect these cost increases, thereby allowing the Rangeview District to increase its rates and charges. However, these water providers may not raise their rates in an amount that would be sufficient to enable the Rangeview District (and us) to cover any increased compliance costs.

Changes in other environmental laws may also affect, for example, how we manage storm water runoff, wastewater discharges and dust; how we develop or operate on properties on or affecting resources such as wetlands, endangered species, cultural resources, or areas subject to preservation laws; and how we address contamination.

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

Laws and Regulations Related to Climate Change, Greenhouse Gases, and Energy may adversely affect us by directly and indirectly increasing the cost of, or restricting our planned future growth activities. There is a variety of legislation being enacted, or considered for enactment, at the federal, state, and local level relating to energy and climate change. This legislation relates to items such as carbon dioxide emissions control and building codes that impose energy efficiency standards. 2019 was a prolific year for adopting state climate and energy legislation in Colorado, and the state has been adopting regulations, plans, and policies to implement that legislation in 2020 and 2021. For example, in 2019, Colorado passed HB 19-1261, setting a goal to reduce statewide greenhouse gas emissions by 26% by 2025, 50% by 2030, and 90% by 2050, and in 2021 the Colorado Governor release the Colorado Greenhouse Gas Pollution Reduction Roadmap, which identifies strategies state agencies can and should take to reduce greenhouse gas emissions from a variety of sources, including buildings, transportation, and oil and gas mining and production. Colorado also adopted SB 19-096 in 2019, which requires the Air Quality Control Commission collect and report on greenhouse gas emissions data from certain entities. The ACQQ adopted Air Regulation Number 22 pursuant to SB 19-096 in May 2020, requiring certain categories of emitters, including industrial wastewater treatment facilities, to report GHG emissions to the state. Colorado also adopted two energy efficiency statutes in 2019: HB 19-1231 updates energy and water efficiency standards for certain new appliance and plumbing fixtures; and HB 19-1260 requires local jurisdictions to adopt certain minimum building codes when updating their building codes. HB 19-1231 and future local building code changes pursuant to HB 19-1260 could affect our future housing development costs. Likewise, the cost of maintaining our multifamily housing developments may be impacted by the implementation of 2021 Colorado law HB 21-1286, which requires owners of large (50,000 square feet or more) commercial, multifamily, and public buildings to annually report energy usage starting by December 1, 2022. As climate change concerns continue to grow, enactment of additional climate and energy legislation and regulations at the state, local, and federal levels may continue, and compliance with legislation and regulations of this nature is expected to become more costly.

In addition to the direct impacts of climate and energy-related policies, there may also be indirect impacts. Energy-related initiatives affect a wide variety of companies throughout the United States and the world and, because our operations are dependent on significant amounts of raw materials, such as pipe, steel and concrete, they could have an indirect adverse impact on our operations and profitability to the extent the manufacturers and suppliers of the materials used in the development of our properties are burdened with expensive tariffs, cap and trade and similar taxes and regulations.

Our construction of water and wastewater projects and improvements at Sky Ranch may expose us to certain completion, performance, and financial risks. We rely on independent contractors to construct our water and wastewater facilities and Sky Ranch lot improvements. These construction activities involve risks, including shortages of materials and labor, work stoppages, labor relations disputes, injuries to third parties, damages to property, weather interference, engineering, environmental, permitting, or geological problems and unanticipated cost increases. These issues could give rise to delays, cost overruns or performance deficiencies, or otherwise adversely affect the construction or operation of our water and wastewater delivery systems and the construction and delivery of residential lots. In addition, we may experience quality problems in the construction of our systems and facilities, including equipment failures. We may not meet the required deadlines under our sale and construction contracts. We may face claims from customers or others regarding product quality and installation of equipment placed in service by contractors.

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

The enactment and implementation of SB 19-181 is increasing state and local regulatory restrictions on oil and gas development, which could have an adverse effect on our water sales to the oil and gas industry for hydraulic fracturing (“fracking”) and demand for new homes at Sky Ranch. SB 19-181 was signed into law on April 16, 2019. Among other things, SB 19-181 authorizes local governments to approve the siting of oil and gas locations and regulate the surface impacts of oil and natural gas development, including empowering local governments to adopt requirements that are more stringent than state requirements. SB 19-181 also changes the mission of the Colorado Oil and Gas Conservation Commission from fostering responsible and balanced development to regulating the development and production of natural resources and oil and gas to “protect” and “minimize” “adverse impacts to public health, safety, and welfare, including protection of the environment and wildlife resources. SB 19-181 also requires the Colorado Oil and Gas Conservation Commission and the Air Quality Control Commission to undertake rulemaking on numerous issues, including environmental protection, facility siting, increased inspections and public disclosures, elimination of hard caps on application fees, increasing required financial assurances, and minimizing emissions of hydrocarbons and other compounds. Throughout 2019 and 2020, the Colorado Oil and Gas Conservation Commission and the Air Quality Control Commission have promulgated several rules pursuant to SB 19-181, as detailed below.

Rulemaking activities by the Colorado Oil and Gas Conservation Commission pursuant to SB 19-181 could adversely impact on our land development activities by limiting the number of lots available for land development in Colorado, and could adversely impact our water sales for fracking by limiting the land available for oil and gas production. In November 2020, as a part of implementing SB 19-181, the Colorado Oil and Gas Conservation Commission approved rules (“Setback Rule”) imposing setbacks and siting requirements for well locations. Specifically, the Setback Rule prohibits, without exception, prohibits working well pad surfaces from being located within 2,000 feet of a School Facility or Child Care Center, or within 500 feet from one or more residential buildings that not subject to a surface use agreement or waiver. The Setback Rule also generally prohibits any well pad surface from being located greater than 500 feet and less than 2,000 feet from a residential or high occupancy building, but allows such locations to obtain an exemption from the Commission by satisfying certain requirements in the rule (such as consent from owners and tenants) or to seek a ruling from the Commission, after a hearing, finding that the conditions of approval will provide “substantially equivalent protections” to a 2,000 foot setback for public health, safety, welfare, the environment, wildlife resources, and disproportionately impacted communities. The Setback Rule went into effect on January 15, 2021.

Depending on how the Setback Rules is applied and interpreted, it could have the effect of limiting property development within 2,000 feet of a well pad surface. As noted above, in order for landowners to allow oil and gas development on or near their property, the applicant will need to show explicit, informed consent from both the landowner and their tenants (as applicable) to the proposed oil and gas location, or otherwise demonstrate to the Oil and Gas Conservation Commission that conditions on approval will provide “substantially equivalent protections” to a 2,000 foot setback. This will be a roadblock for landowners who are unable to get the consent of their tenants and are unable to demonstrate that conditions on the location approval would provide “substantially equivalent protections.” In such cases, landowners could be forced to choose between limiting oil and gas development on their property to maximize the land available for residential and commercial development or to limit land development to maximize revenue from oil and gas development. Under a restrictive interpretation of such rules, we might have to limit drilling on our mineral rights at Sky Ranch in order to proceed with the occupancy densities we have planned, which would adversely affect our industrial water sales to the oil and gas industry. Restrictive rules could also reduce the supply of other land acquisition opportunities for development or it could make such residential land development/acquisitions/sales more attractive to people who don’t want to live near O&G development. Additionally, any rules that would require the Land Board to elect between oil and gas or land development with respect to the Lowry Range would likely have an adverse effect on our financial condition, because we have the exclusive right to provide water service to customers on the Lowry Range, including both lessees of the oil and gas rights on the Lowry Range and future occupants of the Lowry Range if the Land Board sells the land for development.

In addition to the Setback Rule, state agencies have adopted other regulations implementing SB 19-181. The Colorado Oil and Gas Conservation Commission adopted rules for testing and ensuring the integrity of oil and gas flow lines and well bores in November 2019 and June 2020, pursuant to SB 19-181. In addition, the Colorado Air Quality Control Commission approved rules in December 2019 calling for more frequent inspections of oil and gas equipment. These and related rulemaking activities by state agencies and local governments could lead to delays and additional costs for oil and gas operators, which, in turn, could result in a decline in oil and gas drilling activities. A significant decline in oil and gas drilling activities in and around the Lowry Range and our Sky Ranch property would have an adverse effect on our water sales for fracking and our financial condition. Further, a significant decline in oil and gas activities throughout Colorado could negatively impact the Colorado economy, which could have an adverse effect on demand for new homes at Sky Ranch.

Ballot Initiatives at the State or Local Level Could Restrict Oil and Gas and Land Development. In the past few years, interest groups in Colorado opposed to oil and natural gas development generally, and hydraulic fracturing in particular, have advanced—albeit unsuccessfully— ballot initiatives that would significantly curtail oil and natural gas development in the state. For example, in 2018, Proposition 112 would have imposed a 2,500 foot setback from any building or waterway in Colorado. Although but 57% of Colorado voters rejected that measure in 2018, the influential power of even failed ballot initiatives is demonstrated by the fact that the Colorado Legislature and Governor passed SB 19-181 the following year and, pursuant to that law, the Colorado Oil and Gas Conservation Commission has now promulgated the similar, though less restrictive Setback Rule described above. Interest groups opposed to oil and natural gas development have continued to seek restrictions through a variety of means.

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

Conflicts of interest may arise relating to the operation of the Rangeview District, the Sky Ranch Districts and the Sky Ranch CAB. Our Chief Executive Officer, Chief Financial Officer and two of our employees constitute the majority of the directors of each of the Rangeview District, the Sky Ranch Districts and the Sky Ranch CAB. These officers and employees, along with Pure Cycle, and one unrelated individual, own certain property interests in the 40 acres that constitute the Rangeview District and the acreage that constitutes the Sky Ranch Districts. We have made loans to the Rangeview District to fund its operations. As of August 31, 2021, total principal and interest owed to us by the Rangeview District was just over $1.0 million. Pursuant to our water and wastewater service agreements with the Rangeview District, the Rangeview District retains two percent of the revenues from the sale of water to its end-use customers and 10% of the revenues from the provision of wastewater services to its end-use customers. Proceeds from the fee collections will initially be used to repay the Rangeview District’s obligations to us, but after these loans are repaid, the Rangeview District is not required to use the funds to benefit Pure Cycle.

Similarly, we have made loans to and incurred expenses reimbursable by the Sky Ranch Districts and the Sky Ranch CAB. As of August 31, 2021, the Sky Ranch CAB owes us $24.8 million related to construction of public improvements on the Sky Ranch property, including interest on these amounts. The Sky Ranch CAB is not required to repay us for advances made or expenses incurred for improvements at Sky Ranch unless and until the Sky Ranch CAB and/or Sky Ranch Districts generate sufficient cash flows from either property taxes, fees or from the issuance of bonds in an amount sufficient to reimburse us for all or a portion of advances made or expenses incurred. We have received benefits from our activities undertaken in conjunction with the Rangeview and Sky Ranch Districts and the Sky Ranch CAB, but conflicts may arise between our interests and those of the Rangeview and Sky Ranch Districts and the Sky Ranch CAB and our officers and employees who are acting in dual capacities in negotiating contracts to which we and a district and/or the Sky Ranch CAB are parties. We expect that the Rangeview and Sky Ranch Districts will expand when more properties are developed and become part of the respective districts, and our officers and employees acting as directors of these districts will have fiduciary obligations to those other constituents. Conflicts may not be resolved in the best interests of the Company and our shareholders. In addition, other landowners coming into a district will be eligible to vote and to serve as directors of these districts. Our officers and employees may not remain as directors of these districts, and the actions of subsequently elected boards could have an adverse impact on our operations.

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

We could be hurt by efforts to impose liabilities or obligations on us regarding labor law violations by other persons whose employees perform contracted services. The infrastructure and improvements on our water and wastewater systems and on the finished lots we sell or that we must provide pursuant to service agreements and lot development agreements are done by employees of subcontractors and other contract parties. We do not have the ability to control what these contract parties pay their employees or the work rules they impose on their employees. However, there have been efforts by government agencies including the National Labor Relations Board and the Colorado Department of Labor and Employment to hold contract parties like us responsible for violations of wage and hour laws and other work-related laws by firms whose employees are performing contracted-for services. Governmental rulings that make us responsible for labor practices by our subcontractors could create substantial exposures for us in situations that are not within our control.

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

The number of connections we can serve are affected by local governmental policies that are beyond our control. We market our water rights through service agreements to developers, municipalities and other governmental entities run by elected or politically appointed officials. We believe that our water rights can serve approximately 60,000 single family connections based on standards applied to water providers in Arapahoe, Douglas, and Adams Counties. These standards are policy driven, based on assumed life and reliability of water supplies and may become more restrictive at the discretion of the governmental entity. If these standards become more restrictive, our water supplies may not serve the number of connections that we currently estimate we can serve.

General Risks

We are dependent on the services of a key employee. Our success largely depends on the continuing services of our President and Chief Executive Officer, Mark W. Harding. We believe Mr. Harding possesses valuable knowledge, experience and leadership abilities that would be difficult in the short term to replace. Mr. Harding also serves on the boards of the Rangeview District, the Sky Ranch Districts, and the Sky Ranch CAB. The loss of Mr. Harding as a key employee and as a director of these boards would cause a significant interruption of our operations.

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

Unauthorized access to confidential information and data on our information technology systems and security and data breaches could materially adversely affect our business, financial condition, and operating results. We rely on computer and information technology systems to conduct our business and communicate with our suppliers and other third parties. Our systems require continued and unimpeded access to secure network connections. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite these safeguards and our other security processes and protections, we cannot be assured that all of our systems and processes are free from vulnerability to security breaches. Cyberattacks are evolving and becoming increasingly sophisticated. Cyberattacks may take various forms, including through hacking, Ransomware attacks, malware, viruses and phishing scams.

In July 2021, we experienced a ransomware attack that impacted our operational and information technology systems, which resulted in our systems being down while we implemented recovery controls of our data. We did not experience a material loss of information and concluded that no customer or financial data was compromised. In addition, our water and wastewater operating systems were not impacted. As a result of the attack, we incurred an immaterial amount of expenses to increase our security including additional infrastructure investments, and remediation efforts.

A significant data security breach, including misappropriation of customer, supplier or employee confidential information, could cause us to incur significant costs, which may include potential costs of investigations, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation, remediation and litigation, substantial repair or replacement costs. We could also experience data losses that would impair our ability to manage our business operations, including accounting and project costs, manage our water and wastewater systems or process transactions and have a negative impact on our reputation and loss of confidence of our customers, suppliers and others, any of which could have a material adverse impact on our business, financial condition, operating results and reputation.

Failure to maintain effective internal controls over financial reporting could result in material misstatements in our financial statements and affect our ability to meet our reporting requirements. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Item 9A – Controls and Procedures, during fiscal 2021, we concluded that a material weakness existed in our internal controls resulting from ineffective procedures related to the preparation and review of spreadsheets, which compromised the integrity of the spreadsheets used to support and record transactions related to tracking the public improvement reimbursable amounts and related interest income. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting by implementing additional steps in the review process of various complex schedules that support accounting entries on a monthly and quarterly basis or moving these manual tracking and reconciliation processes to a more automated software system.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. Internal controls over financial reporting may not prevent or detect misstatements because of inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our operating results could be misreported. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the effectiveness of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on our share price.

Conflicts, terrorist attacks, public health crises, including the occurrence of a contagious disease or illness, such as the COVID-19 coronavirus and general instability could adversely affect our business. We are vulnerable to the effects of conflicts, terrorist attacks and public health crises. As has been the case with the COVID-19 pandemic, such effects have precipitated economic instability and turmoil in financial markets. The uncertainty and economic disruption resulting from hostilities, acts of terrorism or public health crises may impact any or all of our operations or those of our suppliers or customers. Accordingly, any conflict, terrorist attack or public health crisis that impacts us or any of our suppliers or customers, could have a material adverse effect on our business, results of operations and financial condition.

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

Land and Mineral Interests

We own approximately 715 acres of land remaining at our Sky Ranch Master Planned Community as well as approximately 634 net mineral acres at Sky Ranch. We own 40 acres of land that comprise the current boundaries of the Rangeview District (together with all the minerals). We also own approximately 700 acres of land in the Arkansas River Valley, and we hold 13,900 acres of mineral interests in the Arkansas River Valley in Southeast Colorado in Otero, Bent and Prowers Counties.

Item 3 – Legal Proceedings

None.

Item 4 – Mine Safety Disclosures

Not Applicable

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The NASDAQ Stock Market under the symbol “PCYO.”

Holders

On November 3, 2021, there were 804 holders of record of our common stock.

Dividends

We have never paid any dividends on our common stock and expect for the foreseeable future to retain all of our capital and earnings from operations, if any, for use in expanding and developing our water and land development businesses. Any future decision as to the payment of dividends will be at the discretion of our board of directors and will depend upon our earnings, financial position, capital requirements, plans for expansion and such other factors as our board of directors deems relevant. The terms of our Series B Preferred Stock prohibit payment of dividends on common stock unless all dividends accrued on the Series B Preferred Stock have been paid and require dividends to be paid on the Series B Preferred Stock if proceeds from the sale of Export Water exceed $36,026,232. No dividends have been accrued to date as this threshold has not been met. For further discussion, see Note 8 – Shareholders’ Equity to the accompanying consolidated financial statements.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6 – Selected Financial Data

Not Applicable

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

Executive Summary

Fiscal 2021 was highlighted by the substantial completion of the initial development phase and start of our second development phase at our Sky Ranch property, along with the launch of our new single-family home rental business. Other notable items include the following:

●	Total revenues were $17.1 million, primarily due to recognition of revenue related to lot sales at Sky Ranch, water and wastewater tap fees, water sales related to industrial water sales and recognition of project management fees
●	Revenues from oil and gas operations was $2.8 million, which we believe is indicative of the resurgence of oil and gas operations in the area
●	Pre-tax income was $26.6 million, attributable to positive earnings at both the water resource and land development segments, with the largest contributing factor being the recognition of a note receivable related to public improvement reimbursables allowing us to record $21.9 million of reimbursable income, project management fees and interest income as we have determined the Sky Ranch CAB’s ability to repay these amounts owed us is considered probable. The probability of repayment is based on the Sky Ranch CAB’s increased share of mill levies due to the remainder of Sky Ranch being in a different taxing district, higher than projected assessed home values, and a broader tax base from the additional houses being built in the second development phase of Sky Ranch
●	Fiscal year 2021 we posted $0.83 of earnings per fully diluted common share
●	Total assets continue to increase and are $117.2 million as of August 31, 2021
●	Total equity increased to $102.7 million as of August 31, 2021

In fiscal 2021, revenues were comprised mainly of $5.8 million of lot sales, $5.1 million from the sale of 167 and 163 water and wastewater taps, and $2.8 million from oil and gas operations in their drilling process. Comparatively, in fiscal 2020, total revenues were $25.9 million, primarily consisting of $18.9 million of lot sales, and $5.6 million from the sale of 201 and 189 water and wastewater taps. The number of wastewater taps sold are less than the number of water taps sold because we do not provide wastewater services at Wild Pointe. In addition, during fiscal 2021, we recognized $1.6 million of project management fees related to the development at Sky Ranch.

Results of Operations

The results of our operations for the fiscal years ended August 31, 2021 and 2020 were as follows:

	Year Ended
			$ Change
	August 31,	August 31,	Increase/
	2021	2020	(Decrease)	% Change

	(In thousands, except for water and lot deliveries and taps sold)
Water and wastewater resource revenue	$9,656	$6,921	$2,735	40%
Land development revenue	7,469	18,934	(11,465)	(61)%
Total revenue	17,125	25,855	(8,730)	(34)%

Water and wastewater resource cost of revenue	(3,868)	(2,441)	1,427	58%
Land development cost of revenue	(2,535)	(15,870)	(13,335)	(84)%
Total cost of revenue	(6,403)	(18,311)	(11,908)	(65)%

General and administrative expense	(5,454)	(4,606)	848	18%
Non-cash mineral interest impairment charge	—	(1,425)	(1,425)	(100)%
Other income, net	21,321	7,406	13,915	188%
Income taxes	(5,906)	(2,169)	3,737	172%
Net income	$20,683	$6,750	$13,933	206%

Basic EPS	$0.87	$0.28	$0.59	211%
Diluted EPS	$0.86	$0.28	$0.58	207%

Water delivered (millions of gallons)	257.8	76.2	182	238%
Water and wastewater taps sold	167	201	(34)	(17)%
Lots delivered - Phase 1	22	228	(206)	(90)%
Lots delivered - Phase 2	152	—	152	—%

Fiscal 2021 vs. Fiscal 2020

Revenue – Revenue decreased in 2021 as compared to 2020, primarily due to decreased lot sales due to the first development phase being nearly complete and our recognition of revenue in the second development phase not starting until the fourth fiscal quarter. This decrease is partially offset by increased metered water usage from oil and gas operations, recognition of project management revenue related to our management of the construction projects at Sky Ranch, recognition of a forfeited water reserve agreement, and a special facility construction project for WISE. As Sky Ranch continues to grow we anticipate lot sales generating significant revenue in fiscal 2022, and increasing water and wastewater usage fees as we continue to add customers to our water resource development segment.

Cost of revenue – Costs of revenue decreased in 2021 as compared to 2020, primarily due to a decrease in land development costs due to the first development phase being nearly complete and recognition of costs related to the second development phase beginning in the fourth quarter of fiscal 2021. The decreases were partially offset by costs attributable to the special facility construction project for WISE and increased water usage related to oil and gas operations.

General and administrative expense – General and administrative expense increased in 2021 as compared to 2020, primarily due to increased head count in 2021 as operations and development continue to expand and increased legal expense of $0.3 million related to the Sky Ranch lot closings with our home builder customers.

Other income, net – Other income, net increased in 2021 as compared to 2020, primarily due to the recognition of outstanding reimbursable costs totaling $20.2 million as the collection of these amounts was deemed probable. Additional information on the reimbursables can be found in Note 14 to the accompanying consolidated financial statements.

Income tax expense – Income tax expense increased in 2021 as compared to 2020, due to higher pre-tax income primarily from the impact related to the recognition of reimbursable costs due from the Sky Ranch CAB. Our effective tax rate remained relatively consistent year over year.

Water delivered – Water deliveries increased in 2021 as compared to 2020, primarily due to increased oil and gas operations, new Sky Ranch customers and increased landscaping and irrigation water usage as more parks and public spaces were completed at Sky Ranch. Oil and gas operations are highly variable and dependent on oil prices and demand for gas and as such we cannot provide any assurances that we will realize this level of sales to oil and gas customers in the future. As Sky Ranch continues to development, we anticipate continued growth in our residential service revenues.

Water and wastewater tap sales – Water and wastewater tap sales decreased in 2021 as compared to 2020 due to the timing of closings at Sky Ranch. The decrease in tap sales was offset by an increase in the rate per water tap sold in 2021. Tap sales are driven by the issuance of building permits and the timing of these are not contractually established with the home builders. The company expects to sell the remaining 41 taps from the first development phase at Sky Ranch in fiscal 2022 and the 229 taps from the first subphase of the second development phase of Sky Ranch during fiscal 2022 through fiscal 2024.

Lots delivered – Lot deliveries decreased in 2021 compared to 2020 due to all lots in the first development phase of Sky Ranch having been delivered as of the first quarter of fiscal 2021. In February 2021, we broke ground on the second development phase and delivered the first 156 lots to home builders in the first subphase.

Water and Wastewater Resource Development Results of Operations

	Year Ended
			$ Change
	August 31,	August 31,	Increase/
	2021	2020	(Decrease)	% Change

	(In thousands, except for water deliveries)
Metered water usage from:
Municipal water usage	$846	$524	$322	61%
Oil and gas operations usage (1)	2,792	513	2,279	444%
Wastewater treatment fees	199	96	103	107%
Water and wastewater tap fees	5,163	5,641	(478)	(8)%
Other revenue	656	147	509	346%
Total segment revenue	9,656	6,921	2,735	40%

Water service costs	(1,546)	(804)	742	92%
Wastewater service costs	(371)	(200)	171	86%
Depreciation	(1,457)	(1,367)	90	7%
Other	(494)	(70)	424	606%
Total expenses	(3,868)	(2,441)	1,427	58%

Segment operating income	$5,788	$4,480	$1,308	29%

Water deliveries (thousands of gallons)
On Site	10,652	16,011	(5,359)	(33)%
Export - Commercial	25,489	7,226	18,263	253%
Sky Ranch	42,965	26,829	16,137	60%
Wild Pointe	24,014	25,235	(1,221)	(5)%
O&G operations	154,656	928	153,728	16,567%
Total water deliveries	257,776	76,229	181,548	238%
(1)	Industrial water revenue includes $0.4 million and $0.4 million of industrial water revenue recognized due to a pre-paid water agreement that was forfeited by the customer because it was not able to use the water within 12 months of the invoice date for fiscal years 2021 and 2020.

Municipal water usage – Municipal water usage increased in 2021 compared to 2020, primarily due to new Sky Ranch customers in our water and wastewater resource development segment as well as increased water usage due to landscaping and irrigation usage. We anticipate these revenues to continue to increase in the future as more customers are added to our system as Sky Ranch continues to develop.

Oil and gas operations – Oil and gas operations increased in 2021 compared to 2020, primarily due to increased oil and gas prices and new fracking permits obtained by our oil and gas customers. Oil and gas is cyclical in nature as demand and prices fluctuate, as such, we have no way of knowing if water provided to oil and gas operators will increase or decrease in the future.

Wastewater treatment fees – Wastewater treatment fees increased in 2021 compared to 2020, primarily due to new Sky Ranch customers in our water and wastewater resource development segment. We anticipate these revenues to continue to increase in the future as more customers are added to our system as Sky Ranch continues to develop.

Water and wastewater tap fees –Water and wastewater tap fees decreased in 2021 compared to 2020, primarily due to a decrease in the number of taps sold, slightly offset by a price increase of water and wastewater taps. Water and wastewater taps are sold to home builders at the time a building permit is issued and are dependent on when the home builder constructs homes and not contractually driven in terms of timing, as such timing of tap sales fluctuate with demand for new construction. During the fiscal year ended 2021, the average price of a Sky Ranch water and wastewater tap was $31,000 per tap, compared to $29,000 per tap for the fiscal year 2020. During fiscal 2021, we sold 167 water and wastewater taps. During fiscal 2020, we sold 201 water and wastewater taps.

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

Land Development Results of Operations

	Year Ended
			$ Change
	August 31,	August 31,	Increase/
	2021	2020	(Decrease)	% Change

	(In thousands, except for lots delivered)
Lot sales	$5,840	$18,934	$(13,094)	(69)%
Project management revenue	1,629	—	1,629	—
Total revenue	7,469	18,934	(11,465)	(61)%

Land development construction	(2,519)	(15,624)	(13,105)	(84)%
Sky Ranch property tax	(16)	(246)	(230)	(93)%
Total costs of revenue	(2,535)	(15,870)	(13,335)	(84)%

Segment operating income	$4,934	$3,064	$1,870	61%

Lots delivered - Phase 1	22	228	(206)	(90)%
Lots delivered - Phase 2	152	—	152	—%

Lot sales – Lot sales decreased in 2021 as compared to 2020, primarily due to phase one being nearly complete. We did not begin recognizing revenue on phase two until the platted lots were delivered to our customer home builders, beginning in the fourth quarter of fiscal 2021. Sales price per lot for all delivered lots within the first development has not increased but the revenue recognized per delivered lot does fluctuate due to the timing of revenue recognition as lots are delivered over time.

Project management revenues – Project management revenues increased in 2021 as compared to 2020 due to the determination that reimbursable costs due from the Sky Ranch CAB are deemed probable of collection based on projections showing the Sky Ranch CAB will generate sufficient funds from its tax and fee income to repay us.

Land development construction costs –  Land development construction costs decreased in 2021 as compared to 2020, primarily due to phase one being nearly complete. Phase two costs were capitalized as inventory until the delivery of platted lots to the builders, at which time we began recognizing revenue over time as the construction progresses, which began in the fourth quarter 2021. No completed lots were delivered in 2021 to homebuilders with finished lot delivery contracts. The costs related to these lots remain in inventory until we deliver the finished lots, which we anticipate delivering the first subphase of the second delivery phase finished lots during our fiscal 2022.

Sky Ranch property taxes –Sky Ranch property taxes decreased in 2021 as compared to 2020, primarily due to the improved lots being sold to the homebuilders. Our current basis in the Sky Ranch land is low as the land is not yet improved for residential and commercial use.

Lots delivered – Lot deliveries decreased in 2021 as compared to 2020 due to all lots in the first phase of Sky Ranch having been delivered as of the first quarter of fiscal 2021. We have broken ground on the second phase and the first of four planned lot deliveries occurred in the fourth quarter 2021.

General and Administrative Expenses

The table below details significant items, and changes, included in our General and Administrative Expenses (“G&A Expenses”) as well as the impact that share-based compensation has on our G&A Expenses for the fiscal years ended August 31, 2021 and 2020.

Summary of G&A Expenses

			Change
			2021 versus 2020
	2021	2020	$	%
Significant G&A Expense items:
Salary and salary-related expenses	$2,820	$2,362	$458	19%
Share-based compensation	497	517	(20)	(4)%
Professional fees	610	499	111	22%
Fees paid to directors and D&O insurance	196	194	2	1%
Corporate insurance	85	72	13	18%
Public entity-related expenses	166	125	41	33%
Consulting fees	122	40	82	205%
All other combined	643	441	202	46%
G&A Expenses as reported	$5,139	$4,250	$889	21%

Salary and Salary-Related Expenses – Salary and salary-related expenses increased in fiscal 2021 compared to fiscal 2020 due to a larger employee base to manage the development of our Sky Ranch property, our water and wastewater systems and additional administrative staff. Share-based compensation expense decreased slightly due to lower option grants in fiscal 2021 compared to fiscal 2020 and the fair value of unrestricted stock granted to non-employee board members in fiscal 2021 compared to fiscal 2020.

Professional Fees (mainly legal and accounting fees) – Professional fees increased in fiscal 2021 compared to fiscal 2020. The increase was primarily the result of higher legal fees totaling $0.3 million related to the drafting of contracts related to the second development phase of Sky Ranch.

Fees Paid to Our Board of Directors and Directors and Officers Insurance – Fees for our board remained flat in fiscal 2021 compared to fiscal 2020.

Public Entity-Related Expenses – Costs associated with being a corporation and costs associated with being a publicly traded entity consist primarily of XBRL and EDGAR conversion fees, stock exchange fees, and press releases. These costs fluctuate from year to year.

Consulting Fees – Consulting fees increased in fiscal 2021 compared to fiscal 2020 primarily due information technology services and board advisory services related to the development of the Sky Ranch.

Other Expenses – Other expenses include typical operating expenses related to the maintenance of our office and equipment, business development, travel, property taxes, and funding provided to the Rangeview District and the Sky Ranch Districts. Other expenses increased during fiscal 2021 compared to fiscal 2020. The changes were primarily the result of increased equipment maintenance and the timing of various expenses.

Liquidity, Capital Resources and Financial Position

At August 31, 2021, our working capital, defined as current assets less current liabilities, was $26.3 million, which includes $20.1 million in cash and cash equivalents. We believe that as of August 31, 2021, and as of the date of the filing of this Annual Report on Form 10-K, we had and have sufficient working capital to fund our operations for the next 12 months. We have substantially completed the work required to deliver all lots under contract in the first development phase at Sky Ranch and are in the construction process for the second development phase at Sky Ranch. We have plats for 229 lots in the first subphase of the second development phase at Sky Ranch, and we expect to spend approximately $16.4 million in the next twelve months completing the construction on these lots. Of this, we anticipate receiving $14.0 million in milestone payments from the homebuilders over the same period. We believe we can fund such capital expenditures from cash and cash equivalents on hand, phased payments from our lot sales agreements, and payments from the Sky Ranch CAB for reimbursement of public improvements.

Summary Cash Flows

	Year Ended
	August 31, 2021	August 31, 2020	$ Change	% Change

	(In thousands)
Cash (used) provided by:
Operating activities	$3,456	$20,720	$(17,264)	(83)%
Investing activities	$(2,896)	$(3,446)	$(550)	(16)%
Financing activities	$87	$45	$42	93%

Changes in Operating Activities – Operating activities include amounts we receive from the sale of wholesale water and wastewater services, costs incurred in the delivery of those services, the sale of lots, the costs incurred in completing and delivering finished lots, and G&A Expenses.

Cash provided by operations in fiscal 2021 decreased by $17.3 million as compared to fiscal 2020, primarily related to the reimbursement of capitalized reimbursable costs of $10.5 million in 2020 and cash collections from lot sales declined from $17 million in fiscal 2020 to $6 million in fiscal 2021, partially offset by the timing differences on payments of payables and accrued liabilities, deferred revenue and federal and state income taxes payable. The Sky Ranch Cab made a $0.4 million interest payment in fiscal 2021 but did not reimburse the company for capitalized reimbursable cost in fiscal 2021. Cash provided by operations in fiscal 2020 was primarily due to the reimbursement of capitalized costs of $10.5 million partially recorded in Land development inventories, the collection of up-front deferred oil and gas payments of $1.6 million, receipt of water and wastewater tap fees, receipt of lot sale proceeds, timing differences on payments of payables and accrued liabilities along with an increase in net income of $1.9 million.

Changes in Investing Activities – Investing activities in fiscal 2021 consisted of the investment in our land and water system of $2.5 million, and the purchase of equipment of $0.4 million. Investing activities in fiscal 2020 consisted of the sale and maturity of debt securities of $6.9 million offset by the purchase of $1.7 million in securities, the investment in our land and water system of $8.0 million, and the purchase of equipment of $0.6 million.

Changes in Financing Activities – Financing activities in 2021 consisted of proceeds from the exercise of stock options of $0.1 million. Financing activities in 2020 consisted of proceeds from the exercise of stock options of less than $0.1 million.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Our discussion and analysis of our financial condition and results of operations are based on these consolidated financial statements. The preparation of our consolidated financial statements requires the application of these accounting principles in addition to certain estimates and judgments based on current available information, engineering estimates, historical results, and other assumptions believed to be reasonable. These estimates, assumptions and judgments are affected by our application of accounting policies, which are discussed in Note 2, “Summary of Significant Accounting Policies", and elsewhere in the accompanying consolidated financial statements. Estimates are used for, but not limited to, determining the recoverability of notes receivable, measure of progress related to our land development activities, and accrued liabilities. Actual results could differ from these estimates.

Accounting estimates are considered critical if both of the following conditions are met: (1) the nature of the estimates or assumptions is material because of the levels of subjectivity and judgment needed to account for matters that are highly uncertain and susceptible to change and (2) the effect of the estimates and assumptions is material to the financial statements. The following provides a summary of the two critical estimates we identified.

Collectability of the Notes Receivable from the Sky Ranch CAB – The notes receivable from the Sky Ranch CAB are comprised of amounts we incurred and provided to the Sky Ranch CAB for costs related to the construction of public improvements which are reimbursable to us, along with related project management fees and accrued interest associated with those costs. Collectability of the notes is based on the Sky Ranch CAB generating sufficient cash flows to repay us prior to certain contractual dates, which is deemed probable based on a mill levy increase resulting from the remainder of Sky Ranch being in a different taxing district than the first phase, higher than projected assessed values of completed homes, and additional houses from the start of the next development phase at Sky Ranch .The notes are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the note may not be recoverable. Management applies judgment to assess whenever events or changes in circumstances indicate the carrying amount of the notes may not be recoverable giving rise to the requirement to conduct an impairment test. Circumstances which could trigger an impairment test include, but are not limited to: significant decreases in the market price of houses which generate tax payments to the Sky Ranch CAB; significant adverse changes in the business climate or legal factors including significant decreases in housing sales or assessments; significant increase in costs and accumulation of costs significantly in excess of the amount originally expected for the construction of the associated public improvements; and current period cash flow or operating losses combined with a history of losses or a forecast of losses.  Recoverability of these notes is measured by comparing the carrying value to the future cash flows expected to be generated by the Sky Ranch CAB which can be used to repay us.  When the carrying value of an asset exceeds the related undiscounted cash flows, an impairment loss is recorded by writing down the carrying value of the related asset to its estimated fair value, which is determined using discounted future cash flows or other measures of fair value.

Revenue recognition on lot sales under the percentage-of-completion method – We recognize lot revenue over time as construction progresses for most of our lot development contracts. This involves an estimation of the total project costs which are incurred over several months or even years. This requires management to estimate labor and material costs which could change materially over the life of the project and have a material impact of the timing of revenue recognition. Under the percentage of completion method, revenues and related costs from lots sold pursuant to lot development contracts requiring milestone payments as construction occurs are recognized over the course of the construction period based on the completion progress of the project. In relation to any project, revenue is determined by calculating the ratio of incurred construction costs, including construction costs related to public improvements subject to reimbursement, to total estimated costs and applying that ratio to the contracted sales amounts. Cost of sales is recognized by determining the projected margin of the project and applying that ratio to the incurred costs. Current period amounts are calculated based on the difference between the life-to-date project totals and the previously recognized amounts. Any changes in significant judgments and/or estimates used in determining construction and development revenue could significantly change the timing or amount of construction and development revenue recognized. Changes in total estimated project costs or losses, if any, are recognized in the period in which they are determined.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist entirely of the contingent portion of the Comprehensive Amendment Agreement No. 1 (the “CAA”), which is $0.6 million, as described in Note 5 – Participating Interests in Export Water to the accompanying consolidated financial statements. The contingent liability is not reflected on our balance sheet because the obligation to pay the CAA is contingent on sales of Export Water, the amounts and timing of which are not reasonably determinable.

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

Item 8 – Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Pure Cycle Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pure Cycle Corporation (the “Company”) as of August 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the two-year period ended August 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

● ● ● ● ● ● ●

Revenue Recognition of Lot Sales – Refer to Note 2 of the financial statements

Critical Audit Matter Description

As described in Note 2 in the consolidated financial statements, the Company records revenue on the sale of lots to customers either over time or at a point in time based upon the specific terms of each contract with the customer.

Auditing management’s determination of revenue recognized involved significant auditor judgement, as it required the evaluation of subjective factors including the most representative measure of progress for revenue recognized over time, determining the pattern of revenue recognition, and assumptions related to forecasted labor and subcontractor costs. These assumptions involved significant management judgement, which affects the revenue recognized by the Company.

How the Critical Audit Matter was Addressed in the Audit

We tested management’s estimates related to revenue recognized. The following are the primary procedures we performed to address this critical audit matter:

●
We obtained an understanding of the Company’s process and related controls over revenue recognition.
●
We evaluated management’s determination of the most representative measure of progress for contracts in which revenue is being recognized over time.
●
We tested the Company’s assessment of progress and related revenue recognized on a contract basis including performing the following:
o
Inspecting related contract agreements,
o
Interviews of project team personnel to obtain an understanding of the status of the projects,
o
Observation of project sites,
o
Evaluation of the reasonableness of estimated costs to complete by obtaining and analyzing supporting documentation and evaluation of estimated costs at completion to actual costs on similar historical projects.

Assessment of Existence and Collectability of Related Party Public Improvement Reimbursable – Refer to Notes 2 and Note 14 of the financial statements

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company records a public improvement reimbursable receivable when the Company has a legally enforceable right to payment for reimbursable costs incurred to date and when collectability of those reimbursable expenditures incurred to date have been determined to be probable of occurrence. As of August 31, 2021, the Company’s related party public improvement reimbursable receivable was $24.8 million.

Auditing management’s assessment of existence and collectability of public improvement reimbursable costs involved subjective estimation and complex auditor judgment in determining whether the Company has a legally enforceable right to payment for incurred reimbursable costs and whether the Sky Ranch Community Authority Board (the “Sky Ranch CAB”) has future sources of liquidity which are deemed to be probable of occurrence based upon current and past events to generate sufficient cash flows to support the payment of the existing reimbursable costs incurred as of the balance sheet date.

How the Critical Audit Matter was Addressed in the Audit

The following are the primary procedures we performed to address this critical audit matter:

●	We obtained an understanding of the Company’s process and related controls to evaluate the existence and collectability of the public improvement reimbursable costs.
●	We evaluated the assumptions used by the Company to develop projections of future sources of the Sky Ranch CAB revenues and liquidity and we tested the completeness and accuracy of the underlying data used in the projections.
●	We compared an estimate of anticipated future lot sales and projections of new home builds to our independent expectation.
●	We obtained legal analysis from the Company’s general counsel as to the enforceability of applicable contracts with the Sky Ranch CAB in support of the Company having a legally enforceable right to payment.
●	We also considered macroeconomic indicators such as current and projected growth rates and inflation rates to assess the reasonableness of the Sky Ranch CAB’s overall projected revenue base.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2017.

Boulder, Colorado

November 10, 2021

PURE CYCLE CORPORATION

CONSOLIDATED BALANCE SHEETS

	August 31, 2021	August 31, 2020

	(In thousands, except share and
	per share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$20,117	$21,797
Trade accounts receivable, net	1,532	1,124
Prepaid expenses and other assets	458	1,001
Land development inventories	608	481
Notes receivable - public improvement reimbursables - related party	16,000	—
Income taxes receivable	—	1,588
Total current assets	38,715	25,991

Restricted cash	2,327	—
Investments in water and water systems, net	57,090	55,087
Land and mineral interests	5,924	4,915
Other assets	2,591	2,042
Notes receivable – related parties, including accrued interest:
Public improvement reimbursables	8,794	—
Other	1,163	1,079
Long-term land investment	451	451
Operating leases - right of use assets, less current portion	122	196
Total assets	$117,177	$89,761

LIABILITIES:
Current liabilities:
Accounts payable	1,787	180
Accrued liabilities	1,224	1,391
Accrued liabilities - related parties	2,881	1,212
Income taxes payable	4,163	—
Deferred lot sale revenues	1,995	1,635
Deferred oil and gas lease payment and water sales payment	410	1,800
Total current liabilities	12,460	6,218

Deferred oil and gas lease payment and water sales payment, less current portion	—	165
Participating interests in export water supply	325	328
Deferred tax liability, net	1,615	886
Lease obligations - operating leases, less current portion	37	120
Total liabilities	14,437	7,717

Commitments and contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock:
Series B – par value $0.001 per share, 25 million shares authorized; 432,513 shares issued and outstanding (liquidation preference of $432,513)	—	—
Common stock:
Par value 1/3 of $.01 per share, 40 million shares authorized; 23,916,633 and 23,856,098 shares outstanding, respectively	80	80
Additional paid-in capital	173,513	172,927
Accumulated deficit	(70,853)	(90,963)
Total shareholders’ equity	102,740	82,044
Total liabilities and shareholders’ equity	$117,177	$89,761

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended
	August 31,	August 31,
	2021	2020

Revenues:
Metered water usage from:
Municipal customers	$846	$524
Oil and gas operations	2,792	513
Wastewater treatment fees	199	96
Water and wastewater tap fees	5,163	5,641
Lot sales	5,840	18,934
Project management fees	1,629	—
Special facility projects and other	656	147
Total revenues	17,125	25,855

Expenses:
Water service operations	(1,546)	(804)
Wastewater service operations	(370)	(200)
Land development construction costs	(2,535)	(15,870)
Depletion and depreciation	(1,457)	(1,367)
Other	(494)	(70)
Total cost of revenues	(6,402)	(18,311)
Gross profit	10,723	7,544

General and administrative expenses	(5,139)	(4,250)
Non-cash mineral interest impairment charge	—	(1,425)
Depreciation	(315)	(356)
Operating income	5,269	1,513

Other income:
Recognition of public improvement reimbursables including interest income - related party	20,217	—
Oil and gas royalty income, net	324	669
Oil and gas lease income, net	196	247
Interest income from investments	59	178
Other	40	36
Reimbursement of construction costs - related party	485	6,276
Income from operations before income taxes	26,590	8,919
Income tax expense	(6,480)	(2,169)
Net income	$20,110	$6,750
Unrealized holding losses	—	(4)
Total comprehensive income	$20,110	$6,746
Earnings per common share:
Basic	$0.84	$0.28
Diluted	$0.83	$0.28
Weighted average common shares outstanding:
Basic	23,891	23,845
Diluted	24,111	24,062

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except for share amounts)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
August 31, 2019 balance:	432,513	—	23,826,598	79	172,361	4	(97,713)	74,731
Stock option exercises	—	—	17,500	1	49	—	—	50
Stock granted for services	—	—	12,000	—	149	—	—	149
Share-based compensation	—	—	—	—	368	—	—	368
Net income	—	—	—	—	—	—	6,750	6,750
Unrealized holding losses on investments	—	—	—	—	—	(4)	—	(4)
August 31, 2020 balance:	432,513	—	23,856,098	80	172,927	—	(90,963)	82,044
Stock option exercises	—	—	48,535	—	89	—	—	89
Stock granted for services	—	—	12,000	—	—	—	—	—
Share-based compensation	—	—	—	—	497	—	—	497
Net income	—	—	—	—	—	—	20,110	20,110
August 31, 2021 balance:	432,513	$—	23,916,633	$80	$173,513	$—	$(70,853)	$102,740

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	August 31,	August 31,
	2021	2020

	(In thousands)
Cash flows from operating activities:
Net income	$20,110	$6,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	1,772	1,723
Share-based compensation expense	497	517
Investment in Well Enhancement and Recovery Systems LLC	—	12
Interest income and other non-cash items	—	—
Deferred income taxes	729	2,169
Interest added to receivable from related parties	(47)	(46)
Proceeds from the Sky Ranch CAB reimbursement applied to land development inventories	—	4,230
Non-cash mineral interest impairment charge	—	1,425
Changes in operating assets and liabilities:
Trade accounts receivable	(414)	(24)
Prepaid expenses	63	91
Land development inventories	(522)	6,488
Public improvement reimbursables, including interest	(24,794)	—
Taxes payable net of taxes receivable	5,750	(1,305)
Accounts payable and accrued liabilities	1,547	192
Deferred revenues	(1,199)	(1,456)
Other assets and liabilities	(36)	(46)
Net cash provided by operating activities	3,456	20,720

Cash flows from investing activities:
Investments in water, water systems and land	(2,513)	(8,044)
Purchase of property and equipment	(383)	(587)
Sale and maturities of short-term investments	—	6,905
Purchase of short-term investments	—	(1,720)
Net cash used by investing activities	(2,896)	(3,446)

Cash flows from financing activities:
Proceeds from exercise of options	89	50
Payments to contingent liability holders	(2)	(5)
Net cash provided by financing activities	87	45
Net change in cash, cash equivalents and restricted cash	647	17,319
Cash, cash equivalents and restricted cash – beginning of period	21,797	4,478
Cash, cash equivalents and restricted cash – end of period	$22,444	$21,797
Cash and cash equivalents	$20,117	$21,797
Restricted cash	2,327	—
Total cash, cash equivalents and restricted cash	$22,444	$21,797

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES
Transfer of land development costs to other assets	$733	$—
Transfer of land development costs to inventory	$244	$—
Changes in Land development inventories included in accounts payable and accrued liabilities	$19	$985
Changes in Investments in water, water systems and land included in accounts payable and accrued liabilities	$3,277	$261
Transfer of income taxes receivable to income taxes payable	$1,588	$—
Income taxes paid	$—	$1,022

See accompanying Notes to Consolidated Financial Statements

PURE CYCLE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2021 and 2020

NOTE 1 – ORGANIZATION

Pure Cycle Corporation (the “Company”) was incorporated in Delaware in 1976 and reincorporated in Colorado in 2008. The Company currently operates in two business segments: (i) wholesale water and wastewater services and (ii) land development. During its fiscal 2021, the Company launched what management believes will likely become its third operating segment, which is its build-to-rent segment which will construct and rent out single-family homes in its Sky Ranch neighborhood.

Since its inception, the Company has accumulated valuable water and land interests and has developed an extensive network of wholesale water production, storage, treatment and distribution systems, and wastewater collection and treatment systems which serve domestic, commercial and industrial customers in the Denver metropolitan region. The Company’s land assets are located along the bustling and high-profile I-70 corridor in the Denver metropolitan region. Through its land development segment, the Company is developing Sky Ranch, a 930 acre master planned community located four miles south of Denver International Airport. Sky Ranch is planned to include a mix of 3,200 single-family and multifamily residential units and over two million square feet of commercial, retail, and industrial space.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Pure Cycle Corporation and its two wholly-owned and controlled subsidiaries, PCY Holdings, LLC and PCYO Home Rentals, LLC. Intercompany accounts and transactions have been eliminated in consolidation.

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

In March 2020, Congress enacted the CARES Act to provide certain relief because of the outbreak of a novel strain of the coronavirus (“COVID-19”) pandemic. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. COVID-19 delayed the second phase of the Sky Ranch development construction progress due to the extended time taken to approve the platted lots through the County Government. Other than the delay of the approval of the platted lots, there has not been a material impact to the Company’s consolidated financial statements as a result of the CARES Act.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used to account for certain items such as revenue recognition, reimbursable costs and expenses, costs of revenue for lot sales, share-based compensation, deferred tax asset valuation, and the useful lives and recoverability of long-lived assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid debt instruments with original maturities of three months or less. The Company had no cash equivalents as of August 31, 2021 or 2020. At various times during the fiscal year ended August 31, 2021, the Company’s main operating account exceeded federally insured limits. To date, the Company has never suffered a loss due to such excess balance.

Contract Asset

Contract assets reflect revenue which has been earned but not yet invoiced. Contract assets are transferred to receivables when the Company has the right to bill such amounts and they are invoiced. Contract receivables are recorded at the invoiced amount and do not bear interest. Credit is extended based on the evaluation of a customer’s financial condition and collateral is not required. At August 31, 2021, August 31, 2020, and September 1, 2019, the Company had no contract assets.

Land Development Inventories

Land development inventories primarily includes land, stated at cost, the Company is developing with plans to sell. The Company began developing its Sky Ranch property in 2018. The Company capitalizes certain legal, engineering, design, permitting, land acquisition, and construction costs related to the development of finished lots at Sky Ranch that meet the Company’s capitalization criteria for improvements to a lot. These costs are capitalized as incurred. The Company uses the specific identification method for purposes of accumulating land development costs and allocates costs to each lot to determine the cost basis for each lot sold. Costs included in Land Development Inventories historically included common area costs the Company funded through the Sky Ranch Community Authority Board (the "Sky Ranch CAB") when collectability of such reimbursable costs was not considered probable. However, in fiscal 2021, because the Company believes these costs will be reimbursed by the Sky Ranch CAB, those costs are now reflected in a note receivable account from the Sky Ranch CAB and collectability was deemed probable due to increases in mill levies resulting from remaining phases being in a different taxing district, the increased tax base resulting from completed homes and lots under contract, as well as other relevant factors impacting the Sky Ranch CAB’s future liquidity so that the land development inventory accounts contain costs directly attributable to lots to be sold, which will not be reimbursed; and expensed as land cost of sales as lots are being completed and sold on a lot-by-lot basis.

The Company measures land development inventories held for sale at the lower of the carrying value or net realizable value. In determining net realizable value, the Company primarily relies upon the most recent comparable sales prices. If recent sales prices are not available, the Company will consider several factors, including, but not limited to, current market conditions, nearby recent sales transactions, and market analysis studies. If the net realizable value is lower than the current carrying value, the land is written down to its net realizable value.

Notes Receivable – Sky Ranch CAB

As noted above and described in greater detail in Note 14 – Related Party Transactions, the Sky Ranch CAB is responsible for building certain public improvements at Sky Ranch, for which the Company provided the funding to the Sky Ranch CAB which is reimbursable to the Company. Prior to fiscal 2021, the repayment of the public improvement reimbursable costs was contingent upon the Sky Ranch CAB issuing bonds or generating enough funds to repay the Company, such that collectability was deemed probable. As the Sky Ranch CAB’s mill levy share increased, home values continued to rise, and more lots were sold, the current tax base and related future revenues have grown at Sky Ranch, the Sky Ranch CAB has the expected ability to repay the Company. The Company has determined the reimbursement of public improvement costs, for which the Company has an enforceable right to payment for costs incurred, are probable of collection, and as such, has recognized the reimbursable public improvements costs incurred to date at Sky Ranch, which is reflected in the Notes Receivable – Related Parties account on the accompanying consolidated balance sheet.

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

Restricted Cash – The Company has entered into four separate cash-secured performance standby letter of credit agreements with its primary bank to provide assurance the Company will perform on various construction agreements. As of August 31, 2021, the four letters of credit totaled $2.3 million, which are fully secured by cash held in a restricted account at the bank, which approximates its fair value as it is cash held in a savings account.

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

Notes Receivable – Related Parties – The carrying amounts of the Notes receivable – related parties (with the Rangeview Metropolitan District (the “Rangeview District”) and the Sky Ranch CAB approximate their fair value because the interest rates on the notes approximate market rates.

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

Trade Accounts Receivable

The Company records accounts receivable net of allowances for uncollectible accounts. The Company has recorded an allowance for uncollectible accounts in receivables from continuing operations totaling less than $0.1 million and $0.2 million for the periods ended August 31, 2021 and 2020. The allowance for uncollectible accounts was determined based on a specific review of all past due accounts.

Recoverability of Long-Lived Assets

The Company evaluates its long-lived assets for impairment if the Company determines events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Estimates of future cash flows and timing of events for evaluating long-lived assets for impairment are based upon management’s assumptions and market conditions. If any of its long-lived assets are deemed to be impaired, the amount of impairment to be recognized is the excess of the carrying amount of the assets over its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the year ended August 31, 2021 the Company did not identify any indications of impairment loss. The impairment testing of long-lived assets during fiscal 2020 resulted in $1.4 million impairment charge for the Arkansas Valley mineral rights, as described below.

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

The Company currently generates revenues through its two business segments. Revenues are derived through its wholesale water and wastewater business and through the sale of developed land primarily for residential lots, both of which businesses are described below.

Water and Wastewater Resource Development Segment Revenues

The Company generates revenues through its wholesale water and wastewater business predominantly from the items described below. Because these items are separately delivered and distinct, the Company accounts for each of the items separately.

Monthly water usage and wastewater treatment fees – The Company provides water and wastewater services to customers, for which the customers are charged monthly usage fees. Water usage fees are assessed to customers based on actual metered usage each month plus a base monthly service fee assessed per single family equivalent (“SFE”) unit served. One SFE is a customer, whether residential, commercial or industrial, that imparts a demand on the Company’s water or wastewater systems similar to the demand of a family of four persons living in a single-family house on a standard-sized lot. Water usage pricing is based on a tiered pricing structure. The Company recognizes wholesale water usage revenues at a point in time upon delivering water to its customers or its governmental customers’ end-use customers, as applicable. Revenues recognized by the Company from the sale of “Export Water” and other portions of its “Rangeview Water Supply” off the “Lowry Range” are shown gross of royalties to the State of Colorado Board of Land Commissioners (the “Land Board”). The Company is the primary distributor of the Export Water and sets pricing for the sale of Export Water. Revenues recognized by the Company from the sale of water on the Lowry Range are shown net of royalties paid to the Land Board and amounts retained by the Rangeview District. For water sales on the Lowry Range, the Rangeview District is directly selling the water and deemed the primary distributor of the water. The Rangeview District sets the price for the water sales on the Lowry Range. See further description of “Export Water,” the “Lowry Range,” and the “Rangeview Water Supply” in Note 4 – Water and Land Assets under “Rangeview Water Supply and Water System.”

The Company also sells raw water for industrial uses, mainly to oil and gas companies for use in the drilling processes (referred to as “O&G operations”). O&G operations revenues are recognized at a point in time upon delivering water to the customer, unless other special arrangements are made.

During the years ended August 31, 2021 and 2020, the Company delivered 257.8 million and 76.2 million gallons of water to customers. Of this, 60% and 1% was used for O&G operations.

The Company recognizes wastewater treatment revenues monthly based on a flat monthly fee and actual usage charges. The monthly wastewater treatment fees are shown net of amounts retained by the Rangeview District. Costs of delivering water and providing wastewater service to customers are recognized as incurred.

Water and wastewater tap fees and construction fees/special facility funding – The Company has various water and wastewater service agreements, components of which may require the payment of tap fees. A tap constitutes a right to connect to the wholesale water and wastewater systems through a service line to a residential or commercial building or property, and once granted, the customer may make a physical tap into the wholesale line(s) to connect its property to the Company’s water and/or wastewater systems. The right stays with the property upon sale or transfer. The Company has no obligation to physically connect the property to the lines. Once connected to the water and/or wastewater systems, the customer has live service and the ability to receive metered water deliveries from the Company’s system and send wastewater into the Company’s system. Thus, the customer has full control of the connection right as it can obtain all the benefits from this right. As such, management has determined that tap fees are separate and distinct performance obligations that are recognized at a point in time.

The Company recognizes water and wastewater tap fee revenues at the time the Company grants a right for the customer to connect to the water or wastewater service line to obtain service, and the customer pays the tap fee. During the years ended August 31, 2021 and 2020, the Company recognized $4.4 million and $4.8 million of water tap fee revenues. The water tap fees recognized are based on the amounts billed by the Rangeview District to customers, after deduction of royalties due to the Land Board for water taps, if applicable, and net of amounts paid to third parties pursuant to the CAA as further described in Note 7 – Long-Term Obligations and Operating Lease.

During the years ended August 31, 2021 and 2020, the Company recognized $0.8 million and $0.9 million of wastewater tap fee revenues.

The Company recognizes construction fees, including fees received to construct “special facilities,” over time as the construction is completed because the customer is generally able to use the property improvement to enhance the value of other assets during the construction period. Special facilities are facilities that enable water to be delivered to a single customer and are not otherwise classified as a typical wholesale facility or retail facility. Temporary infrastructure required prior to construction of permanent water and wastewater systems or transmission pipelines to transfer water from one location to another are examples of special facilities. Management has determined that special facilities are separate and distinct performance obligations because these projects are contracted to construct a specific water and wastewater system or transmission pipeline and typically do not include multiple performance obligations in a contract with a customer. For the years ended August 31, 2021 and 2020, the Company recognized $0.4 million and $0 of special facilities revenue.

As of August 31, 2021 and 2020, the Company had no contract liabilities related to water tap and construction fee/special facility funding revenue.

Consulting fees – The Company receives, typically monthly, fees from municipalities and area water providers along the I-70 corridor, for contract operations services over time as services are consumed. Consulting fees are recognized monthly based on a flat monthly fee plus charges for additional work performed. During each of the years ended August 31, 2021 and 2020, the Company recognized less than $100,000 of consulting fees. These fees are classified in Special facility projects and other income.

Land Development Segment Revenues

The Company generates revenues through its land development business predominantly from the sources described below. Because these items are separately delivered and distinct, the Company accounts for each of the items separately.

Sale of finished lots – The Company acquired approximately 930 acres of land zoned as a Master Planned Community known as Sky Ranch. The Company has entered into purchase and sale agreements with home builders pursuant to which the Company agreed to sell, and each builder agreed to purchase, residential lots at Sky Ranch. The Company began the first development phase in March 2018 and broke ground on the second development phase in February 2021. The first development phase is nearly complete and includes 509 lots, of which 505 were sold to three homebuilders and the remainder were retained by the Company for use in its build-to-rent business. The second development phase is planned to have 850 lots (804 under contract with homebuilders and 46 retained for use in the build-to-rent business), is being developed in four subphases (the first subphase is what broke ground in February 2021, which includes a total of 229 lots, 219 lots are sold to home builders with 10 being retained for use in the build-to-rent business).

The timing of cash flows from the second development phase, consistent with the first development phase, include certain milestone deliveries, including, but not limited to, completion of governmental approvals for final plats, installation of wet utility public improvements, and final completion of lot deliveries.

The Company sells lots at Sky Ranch pursuant to distinct agreements with each home builder. These agreements follow one of two formats:

(1)	The sale of a finished lot, whereby the homebuilder pays for a ready-to-build finished lot and the sales price is paid in a lump-sum upon completion of the finished lot that is permit ready. The Company recognizes revenues at the point in time of the closing of the sale of a finished lot in which control transfers to the homebuilder as the transaction cycle is then complete and the Company has no further obligations on the lot.
a.	For the years ended August 31, 2021 and 2020, the Company received payment and recognized revenue of $1.6 million and $4.9 million from one homebuilder from the sale of 22 and 70 finished lots.
(2)	The sale of finished lots pursuant to a lot development agreement with builders, whereby the Company receives payments in stages that include: (i) payment upon the delivery of platted lots (which requires the Company to deliver deeded title to individual lots), (ii) a second payment upon the completion of certain infrastructure milestones, and (iii) final payment upon the delivery of the finished lot. Ownership and control of the platted lots pass to the builders once the Company closes the sale of the platted lots. Because the builder (i.e., the customer) takes control of the lot at the first closing and subsequent improvements made by the Company improve the builder’s lot as construction progresses, the Company accounts for revenue under this delivery agreement over time with progress measured based upon costs incurred to date compared to total expected costs. Any revenue in excess of amounts entitled to be billed is reflected on the balance sheet as a contract asset, and amounts received in excess of revenue recognized are recorded as deferred revenue.
a.	For the years ended August 31, 2021 and 2020, the Company recognized $4.2 million and $14.0 million of lot sale revenue over time related to the first and second development phases at Sky Ranch pursuant to lot development agreements. As of August 31, 2021, the Company had received cumulative payments of $26.2 million related to the agreements with home builders in the first development phase relating to 356 lots from two home builders, and $3.9 million from three home builders in the second development phase. Of the amounts received in the first development phase, $26.0 million was recognized as revenue over time based on the costs incurred to date compared to total expected costs for full completion of the 356 lots. Of the amounts received in the second development phase, $2.2 million was recognized as revenue over time based on the costs incurred to date compared to total expected costs for full completion of the 152 lots sold pursuant to lot development agreement.
b.	The Company does not have any material significant payment terms as all payments from the homebuilders are expected to be received within 12 months after the delivery of the platted lot. The Company adopted the practical expedient for financing components and does not need to account for a financing component of these lot sales as the delivery of lot sales is expected to occur within one year.

Reimbursable Costs for Public Improvements – The Sky Ranch CAB is obligated to construct certain public improvements at Sky Ranch. Public improvements are items that are not associated with an individual lot or home, but can be used by the public, whether living in Sky Ranch or not. Public improvements include items such as roads, curbs, sidewalks, landscaping, and parks but also includes items such as water distribution systems, sewer collection systems, storm water systems, and drainage improvements. These public improvements are constructed pursuant to design standards specified by local governmental jurisdictions including the Sky Ranch Metropolitan District Nos. 1, 3, 4, 5,6 7 and 8 (collectively, the “Sky Ranch Districts”), the Sky Ranch CAB, Arapahoe County, and the local stormwater authority and, after inspection and acceptance, are turned over to the applicable governmental entity to own, operate and maintain.

Pursuant to agreements between the Company and the Sky Ranch CAB (see Note 14 – Related Party Transactions), the Company is obligated to provide advance funding to the Sky Ranch CAB related to the construction of these public improvements pursuant to a note. Because public improvements are utilized by more than just a single home, the costs are typically reimbursed through property tax assessments, fees and other funding mechanisms like municipal bonds. During the first development phase at Sky Ranch, the Sky Ranch CAB expended $32.6 million to build these public improvements, including construction support activities totaling $29.7 million and accrued interest of $2.9 million, for which the Company provided the funding. Pursuant to the funding agreement between the Company and the Sky Ranch CAB, the constructions costs, the accrued interest, and project management fees are payable to the Company since the Company provided the initial funding. In November 2019, the Sky Ranch CAB issued $13.2 million of bonds to recover a portion of the total $32.7 million expected to be received related to the public improvements constructed for the first development phase at Sky

Ranch. Upon the issuance of the bonds, the Company received $10.5 million as partial reimbursement for advances the Company made to the Sky Ranch CAB. Additionally, in January 2021, the Sky Ranch CAB paid the Company $0.4 million as a result of unencumbered funds from a 2020 budget surplus. With the first development phase nearing completion, 804 lots under contract in the second development phase sold (with 152 in the first subphase sold), the Sky Ranch CAB has established a tax base with revenue and fee generation from expected tax collections. Historically, the recognition of these costs was contingent upon the Sky Ranch CAB repaying the Company, but as a mill levy increase was approved due to the remaining development phases at Sky Ranch being in a different taxing district, higher than projected assessed values on completed homes, and the growing lots paying taxes, the Sky Ranch CAB has established a revenue base  which the Company has determined provides the Sky Ranch CAB the ability to repay the Company. The Company has determined the reimbursement of these public improvement costs, for which the Company has an enforceable right to payment for costs incurred, are probable of collection due, as such, the Company has recognized the reimbursable public improvements costs incurred to date at Sky Ranch. During the year ended August 31, 2021, the Company recognized an initial $21.7 million related to the Note receivable – related party related which was recorded to Project management revenue, Other income, and Interest Income - related party.

For the second development phase and beyond, the Company will continue to assess the collectability of reimbursable public improvement expenditures. The Sky Ranch CAB has an obligation to repay the Company but the ability of the Sky Ranch CAB to repay the Company before the contractual termination of December 31, 2060, is dependent upon the continued establishment of a sufficient tax base or other fee generating activities sufficient to recover reimbursable costs incurred. Public improvements are considered contract fulfillment costs of the Sky Ranch CAB which are payable to the Company, for which the Company has determined collectability is deemed to be probable and the public reimbursable expenditures incurred related to the second development phase are; therefore, reflected as Notes receivable - related party. During the year ended August 31, 2021, the Company recognized $3.1 million of project management revenue, other income, and interest income related to the amounts owed to the Company by the Sky Ranch CAB related to both development phases.

The Company will evaluate the Notes receivable - related party for indicators of impairment each reporting period and an impairment charge will be incurred for any amounts deemed uncollectible. The note receivable from the Sky Ranch CAB bears an interest rate of six percent (6%) per annum until paid.

Project management services – Pursuant to two Service Agreements for Project Management Services (the “Project Management Agreements”) with the Sky Ranch CAB, the Company acts as the project manager and provides the services required to deliver the Sky Ranch CAB-eligible public improvements (see discussion of reimbursable public improvements above), including but not limited to Sky Ranch CAB compliance; planning design and approvals; project administration; contractor agreements; and construction management and administration. The Company is responsible for all expenses it incurs in the performance of the Project Management Agreements and is not entitled to any reimbursement or compensation except as set forth in the Project Management Agreements, unless otherwise approved in advance by the Sky Ranch CAB in writing. The Company receives a project management fee of five percent (5%) of actual qualifying construction costs of Sky Ranch CAB-eligible public improvements. The project management fee is based only on the actual costs of the improvements; thus, items such as fees, permits, review fees, consultant or other soft costs, and land acquisition or any other costs that are not directly related to the cost of construction of Sky Ranch CAB-eligible public improvements are not included in the calculation of the project management fee. Soft costs and other costs incurred by the Company that are not directly related to the construction of Sky Ranch CAB-eligible public improvements are included in Land development inventories and accounted for in the same manner as construction support activities as described below. Per the Project Management Agreements, no payment is required by the Sky Ranch CAB with respect to project management fees unless and until the Sky Ranch CAB and/or the Sky Ranch Districts have sufficient funds from tax assessment, fees or the issuance of municipal bonds in an amount sufficient to reimburse the Company for all or a portion of advances provided, or expenses incurred for construction of public improvements that qualify as reimbursable expenses. Historically, the recognition of project management revenue was deferred as the payment was deemed contingent on a sufficient tax base and or the issuance of municipal bonds for collectability to be considered probable. Due to an approved increase in the mill levy due to the remaining phases being in a different taxing district, the completion of the first development phase, higher than projected assessed home values, and the increase in lots under contract, the Company has determined that it is probable that the Sky Ranch CAB can pay the Company its project management fee, for which service has previously been provided. The Company has determined that payment from the Sky Ranch CAB is probable and as such, during the fiscal year ended August 31, 2021, the Company recognized $1.7 million of project management revenue from construction activities at Sky Ranch. The $1.7 million is included with the Notes receivable - related party and accrues interest at six percent (6%) per annum. Future amounts will be added to Land development inventories or Notes receivable – related party, dependent upon whether collectability is deemed to be probable of occurrence.

Construction support activities – The Company performs certain construction activities at Sky Ranch. The activities performed include construction and maintenance of the grading erosion and sediment control best management practices and other construction-related services. For Phase 1, these activities are invoiced to the Sky Ranch CAB upon completion and will be recognized as Land development inventories or Notes receivable – related party, dependent upon whether collectability is deemed to be reasonably assured. The second development phase activities are invoiced based on an agreement between the Company and the Sky Ranch CAB.  The amounts are invoiced and recognized in Special facility projects and other and is a component in Trade accounts receivable, net.

The following table summarizes the amounts the Company paid, what was repaid by the Sky Ranch CAB and amounts still owed to the Company by the Sky Ranch CAB:

	As of August 31, 2021
			Amounts payable to Pure
		Payments repaid by	Cycle by the Sky Ranch
	Costs incurred to date	Sky Ranch CAB	CAB

	(In thousands)
Phase 1
Public improvements	$27,199	$10,505	$16,694
Accrued interest	2,926	400	2,526
Project management services	1,570	—	1,570
Construction support activities	951	—	951
Phase 1 reimbursable costs	$32,646	$10,905	$21,741

Phase 2
Public improvements	$2,935	$—	$2,935
Accrued interest	33	—	33
Project management services	85	—	85
Phase 2 reimbursable costs	$3,053	$—	$3,053

Total reimbursable costs	$35,699	$10,905	$24,794

The Company believes it will incur an additional $0.2 million before the end of its second quarter of fiscal 2022, to complete the construction related to public improvements in the first development phase at Sky Ranch, and $14.2 million related to the first subphase of the second development phase through the end of its fiscal 2022.

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

Prior to fiscal 2020, the Company received up-front payments for certain oil and gas leases which permitted an oil and gas operator priority rights to water deliveries over a specified period of time. As the Company was not required to perform on its delivery obligations when the payments were received, recognition of revenue was deferred and was recognized on a straight-line basis over the agreement term. All up-front payments have been fully recognized as of the first quarter of fiscal 2021.

The Company also received an up-front payment from an oil and gas industrial customer to reserve priority water for their operations, which the Company is recognizing this revenue based either on actual usage each reporting period or based on amounts which have expired pursuant to the agreement. The customer had up to one year from the invoice date to use such water. The customer did not use the water in the contract period which ended in January 2021, and such water was forfeited by the customer resulting in the Company recognizing revenue of $1.2 million.

As of August 31, 2021 and 2020, the Company’s deferred revenues along with the changes in the deferred revenues are as follows:

	August 31, 2021	August 31, 2020

	(In thousands)
Land development segment	$1,995	$1,635
Water and wastewater resource development segment	410	1,965
Balance, end of period	$2,405	$3,600

	August 31, 2021	August 31, 2020
	(In thousands)	(In thousands)
Balance, August 31, 2020	$3,600	$5,059
Deferral of revenue	6,884	24,643
Recognition of unearned revenue	(8,079)	(26,102)
Balance, August 31, 2021	$2,405	$3,600

When recognized, the amounts reflected as unearned revenue will be recorded in lot sales, metered water usage from oil and gas operations, or Other income oil and gas lease income, net in the Consolidated Statements of Operations and Comprehensive Income.

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

Oil and Gas Lease Payments

As further described in Note 4 – Water and Land Assets below, on March 10, 2011, the Company entered a Paid-Up Oil and Gas Lease (the “Sky Ranch O&G Lease”) and a Surface Use and Damage Agreement that have been assigned to various other oil and gas companies as a result of acquisitions. Six wells have been drilled within the Company’s mineral interest and placed into service (four new wells beginning in fiscal 2021) and are producing oil and gas and accruing royalties to the Company. During the years ended August 31, 2021, and 2020, the Company received $0.3 million and $0.7 million, in royalties attributable to these wells. The Company classifies income from lease and royalty payments as Other income in the consolidated statements of operations and comprehensive income as the Company does not consider these arrangements to be an operating business activity. Oil and gas operations, although material in certain years, are deemed a passive activity as the Chief Operating Decision Maker (“CODM”) does not actively allocate resources to these projects; therefore, this is not classified as a reportable segment.

Share-based Compensation

The Company maintains a stock option plan for the benefit of its employees and non-employee directors. The Company recognizes share-based compensation costs as expenses over the applicable vesting period of the stock award using the straight-line method. The compensation costs to be expensed are measured at the grant date based on the fair value of the award. The Company has adopted the alternative transition method for calculating the tax effects of share-based compensation, which allows for a simplified method of calculating the tax effects of employee share-based compensation. The impact on the income tax provision for the granting and exercise of stock options during each of the years ended August 31, 2021 and 2020, was immaterial.

During the years ended August 31, 2021 and 2020, the Company recognized $0.5 million and $0.5 million of share-based compensation expense.

Income Taxes

The Company uses a “more-likely-than-not” threshold for the recognition and de-recognition of tax positions, including any potential interest and penalties relating to tax positions taken by the Company. The Company does not have any significant unrecognized tax benefits as of August 31, 2021.

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

The Company files income tax returns with the Internal Revenue Service and the State of Colorado. The tax years that remain subject to examination are fiscal 2016 through fiscal 2020. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax positions as a component of income tax expense. At August 31, 2021, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year ended August 31, 2020.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Among other things, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Companies will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 was set to be effective for public companies on January 1, 2020; however, the FASB delayed the effective date for smaller reporting companies, which for the Company the effective date is September 1, 2023. The Company continues to monitor economic implications of the COVID-19 pandemic and is analyzing how the adoption of ASU 2016-13 might impact its notes receivable from the Sky Ranch CAB and the Rangeview District, but the Company does not anticipate ASU 2016-12 having a material impact on the Company’s consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

NOTE 3 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of significant inputs to determine the level in the fair value hierarchy which is applicable to the fair value measure.

Level 1 — Valuations for assets and liabilities traded in active exchange markets, such as The NASDAQ Stock Market. As of August 31, 2021 and August 31, 2020, the Company had no Level 1 assets or liabilities.

Level 2 — Valuations for assets and liabilities obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. As of August 31, 2021 and 2020, the Company had no Level 2 assets.

Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, including discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker-traded transactions. Level 3 valuations incorporate certain significant unobservable assumptions and projections in determining the fair value assigned to such assets or liabilities. As of August 31, 2021, the Company had one Level 3 liability, the contingent portion of the CAA. As of August 31, 2020, the Company had one Level 3 liability, the contingent portion of the CAA. The Company has determined that the contingent portion of the CAA does not have a readily determinable fair value (see Note 5 – Participating Interests in Export Water).

The Company maintains policies and procedures to value instruments using what management believes to be the best and most relevant data available.

Non-Recurring Fair Value Measures

During 2020, as described in Note 2 – Summary of significant Accounting Policies, the Company determined the carrying value of the Arkansas mineral rights was not recoverable and recorded an impairment of $1.4 million. The Company estimated the fair value of the mineral rights using a market approach based upon anticipated sales proceeds less costs to sell.

There were no transfers between Level 1, 2 or 3 categories during the years ended August 31, 2021 or 2020.

NOTE 4 – WATER AND LAND ASSETS

Investment in Water and Water Systems

The Company’s water and water systems consist of the following:

	August 31, 2021		August 31, 2020
		Accumulated		Accumulated
		Depreciation		Depreciation
	Costs	and Depletion	Costs	and Depletion

	(In thousands)
Rangeview water supply	$14,622	$(17)	$14,570	$(15)
Sky Ranch water rights and other costs	7,338	(1,087)	7,499	(981)
Fairgrounds water and water system	2,900	(1,327)	2,900	(1,239)
Rangeview water system	17,526	(1,470)	15,948	(789)
Water supply – Other	7,569	(1,433)	7,550	(1,116)
Wild Pointe service rights	1,632	(775)	1,632	(708)
Sky Ranch pipeline	5,727	(793)	5,727	(602)
Lost Creek water supply	3,374	—	3,372	—
Construction in progress	3,304	—	1,339	—
Totals	63,992	(6,902)	60,537	(5,450)
Net investments in water and water systems	$57,090		$55,087

Construction in progress primarily consists of the development of the Box Elder water project, the BTR houses and the Sky Ranch residential and commercial development. The Company anticipates the projects will be placed in service during fiscal 2022.

Depletion and Depreciation

During the years ended August 31, 2021 and 2020, the Company recorded an immaterial amount of depletion charges, which relates entirely to the Rangeview Water Supply (as defined below).

During the years ended August 31, 2021 and 2020, the Company recorded $1.8 million and $1.7 million of depreciation expense. These figures include $0.3 million and $0.4 million of depreciation expense for other equipment not included in the table above in the fiscal years ended August 31, 2021 and 2020.

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

Rangeview Water Supply and Water System

The “Rangeview Water Supply” consists of approximately 27,000 acre-feet and is a combination of tributary surface water and groundwater rights along with certain storage rights associated with the Lowry Range, a 26,000-acre property owned by the Land Board located 16 miles southeast of Denver, Colorado. As of August 31, 2021, the Company has invested $17.9 million in facilities to extend water service to customers located on and off the Lowry Range. The recorded costs of the Rangeview Water Supply include payments to the sellers of the Rangeview Water Supply, design and construction costs and certain direct costs related to improvements to the asset, including legal and engineering fees.

The Company acquired the Rangeview Water Supply in 1996 pursuant to the following agreements:

●	1996 Amended and Restated Lease Agreement between the Land Board and the Rangeview District, which was superseded by the 2014 Amended and Restated Lease Agreement, dated July 10, 2014 (the “Lease”), between the Company, the Land Board, and the Rangeview District;
●	The 1996 Service Agreement between the Company and the Rangeview District, which was superseded by the Amended and Restated Service Agreement, dated July 11, 2014, between the Company and the Rangeview District (the “Lowry Service Agreement”), which provides for the provision of water service to the Rangeview District’s customers located on the Lowry Range;
●	The Agreement for Sale of non-tributary and not non-tributary groundwater between the Company and the Rangeview District (the “Export Agreement”), pursuant to which the Company purchased a portion of the Rangeview Water Supply referred to as the “Export Water” because the Export Agreement allows the Company to export water from the Lowry Range to supply water to nearby communities; and
●	The 1997 Wastewater Service Agreement between the Company and Rangeview District (the “Lowry Wastewater Agreement”), which allows the Company to provide wastewater service to the Rangeview District’s customers on the Lowry Range.

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

Pursuant to the Rangeview Water Agreements, the Company owns 11,650 acre-feet of water consisting of 10,000 acre-feet of groundwater and 1,650 acre-feet of average yield surface water which can be exported off the Lowry Range to serve area users (referred to as “Export Water”). The 1,650 acre-feet of surface rights are subject to completion of documentation by the Land Board related to the Company’s exercise of its right to substitute an aggregate gross volume of 165,000 acre-feet of its groundwater for 1,650 acre-feet per year of adjudicated surface water and to use this surface water as Export Water. Additionally, assuming completion of the substitution of groundwater for surface water, the Company has the exclusive right to provide water and wastewater service, through 2081, to all water users on the Lowry Range and the right to develop an additional 13,685 acre-feet of groundwater and 1,650 acre-feet of adjudicated surface water to serve customers either on or off the Lowry Range. The Rangeview Water Agreements also provide for the Company to use surface reservoir storage capacity in providing water service to customers both on and off the Lowry Range.

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

Rates and charges for all water and wastewater services on the Lowry Range, including tap fees and usage or monthly fees, are governed by the terms of the Rangeview Water Agreements. Rates and charges cannot exceed the average of similar rates and charges of three surrounding municipal water and wastewater service providers, which are reassessed annually. Pursuant to the Rangeview Water Agreements, the Land Board receives a royalty of 10% or 12% of gross revenues from the sale or disposition of the water, depending on the nature and location of the purchaser of the water, except that the royalty on tap fees shall be 2% (other than taps sold for Sky Ranch which are exempt). The Company also is required to pay the Land Board a minimum annual water production fee of $45,600 per year, which offsets earned royalties, and annual rent of $8,400 which amount is increased every five years based on the Consumer Price Index for Urban Customers. The Rangeview District retains 2% of the remaining revenues, and the Company receives 98% of the remaining revenues after the Land Board royalty. The Land Board does not receive a royalty on wastewater fees. The Company receives 100% of the Rangeview District’s wastewater tap fees and 90% of the Rangeview District’s wastewater treatment fees (the Rangeview District retains the other 10%).

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

WISE

The WISE Partnership Agreement provides for the purchase of certain infrastructure (i.e., pipelines, water storage facilities, water treatment facilities, and other appurtenant facilities) to deliver water to and among the ten members of the SMWA, Denver Water and Aurora Water. Certain infrastructure has been constructed and other infrastructure will be constructed over the next several years. During the years ended August 31, 2021 and 2020, the Company made less than $0.1 million and $2.9 million in capital investments in WISE. Capitalized terms used under this caption are defined in Note 7 – Long-Term Obligations and Operating Lease.

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

Total consideration for the land, water, and acquisition related costs and fees was $7.6 million. The Company allocated the total acquisition cost to the land and water rights based on estimates of each asset’s respective fair value at the acquisition date. The purchase of the Sky Ranch land and water was accounted for as an asset acquisition.

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

O&G Leases

In 2011, the Company entered the Sky Ranch O&G Lease. Pursuant to the Sky Ranch O&G Lease, the Company received an up-front payment for the purpose of exploring for, developing, producing, and marketing oil and gas on 634 acres of mineral estate owned by the Company at its Sky Ranch property. The Sky Ranch O&G Lease is now held by production, entitling the Company to royalties based on production.

In September 2017, the Company entered a three-year O&G Lease for the purpose of exploring for, developing, producing, and marketing oil and gas on 40 acres of mineral estate owned by the Company adjacent to the Lowry Range. This O&G lease expired during the year end August 31, 2021.

Land and Mineral Rights

As part of the Sky Ranch acquisition, the Company acquired approximately 930 acres of land, of which approximately 215 acres have been sold to home builders for the purpose of building residential homes.

Additionally, the Company holds approximately 13,900 acres of mineral interests in Southeast Colorado in Otero, Bent and Prowers Counties. These mineral rights were initially valued at $1.4 million, but as further described in Note 2 – Summary of significant Accounting Policies, in fiscal 2020 the Company assessed the recoverability of the Arkansas Valley mineral right and determined that the fair value of these assets was below their carrying value by $1.4 million. As a result, the Company recorded an impairment charge of $1.4 million in Non-cash mineral rights impairment charge in the consolidated statements of operations and comprehensive income for fiscal 2020.

As of August 31, the costs allocated to the Company’s land is as follows:

	August 31, 2021	August 31, 2020

	(In thousands)
Sky Ranch Land	$2,601	$3,569
Sky Ranch development costs	3,105	1,128
Lost Creek land	218	218
Net land and mineral interest	$5,924	$4,915

NOTE 5 – PARTICIPATING INTERESTS IN EXPORT WATER

The acquisition of the Rangeview Water Supply was finalized with the signing of the CAA in 1996. Upon entering the CAA, the Company recorded a liability of $11.1 million, which represented the cash the Company received from the participating interest holders that was used to purchase the Company’s Export Water (described in greater detail in Note 4 – Water and Land Assets). The Company agreed to remit a total of $31.8 million of proceeds received from the sale of Export Water to the participating interest holders in return for their initial $11.1 million investment. The obligation for the $11.1 million was recorded as debt, and the remaining $20.7 million contingent liability was (and is) not reflected on the Company’s balance sheet because the obligation to pay this is contingent on the sale of Export Water, the amounts and timing of which are not reasonably determinable.

The CAA obligation is non-interest bearing, and if the Export Water is not sold, the parties to the CAA have no recourse against the Company. Additionally, if the Company does not sell the Export Water, the holders of the Series B Preferred Stock are not entitled to payment of any dividend and have no contractual recourse against the Company.

As the proceeds from the sale of Export Water are received and the amounts are remitted to the CAA holders, the Company allocates a ratable percentage of each payment to the principal portion (the Participating Interests in Export Water Supply liability account), with the balance of the payment being charged to the contingent obligation portion. Because the original recorded liability, which was $11.1 million, was 35% of the original total liability of $31.8 million, approximately 35% of each payment remitted to the CAA holders is allocated to the recorded liability account. The remaining portion of each payment is allocated to the contingent obligation, which is recorded on a net revenue basis.

Since entering the CAA, the Company has repurchased various portions of the CAA obligations, which retained their original priority. During the years ended August 31, 2021 and 2020, the Company did not make any CAA acquisitions. Because of these acquisitions, the Company is currently receiving 88% of the total proceeds from the sale of Export Water (after payment of the Land Board royalty). Additionally, as a result of the acquisitions, and the consideration from the cumulative sales of Export Water, at August 31, 2021, the remaining total potential third-party off-balance sheet obligation is just under $1.0 million, while the recorded portion is $0.3 million

The CAA includes contractually established priorities which call for payments to CAA holders in order of their priority. This means the first payees receive their full payment before the next priority level receives any payment and so on until full repayment. Of the next $6.3 million of Export Water payouts, which at current levels would occur over several years, the Company will receive $5.5 million. Thereafter, the Company will be entitled to all but $0.2 million of the proceeds from the sale of Export Water after deduction of the Land Board royalty.

NOTE 6 – ACCRUED LIABILITIES

At August 31, 2021 and 2020, the Company had accrued liabilities of $4.1 million and $2.6 million, specific balances are detailed in the table below.

	August 31, 2021	August 31, 2020

	(In thousands)
Due to the Sky Ranch CAB - related party	$2,187	$1,169
Accrued compensation	729	767
Other operating payables	248	353
WISE water	62	69
Land development - warranty and other - related party	56	—
Operating lease obligations	84	74
Property taxes	50	72
Professional fees	51	56
Due to Rangeview - related party	638	43
Total	$4,105	$2,603

The amounts due to the Sky Ranch CAB are included in Notes receivable – related parties, including accrued interest or Land development inventories. The amounts recorded in inventory will be subsequently expensed through Land development construction costs. In addition, the amounts payable to the Rangeview District relate to construction costs of water infrastructure, these costs are included in Investments in water and water systems. The remaining items that make up accrued liabilities are generally self-explanatory.

NOTE 7 – LONG-TERM OBLIGATIONS AND OPERATING LEASE

As of August 31, 2021 and 2020, the Company had no debt. During the year August 31, 2021, the Company entered four Irrevocable Letters of Credit (the “LOCs”). The LOCs are to guarantee the Company’s performance related to certain construction projects at Sky Ranch. As long as the Company performs on the contracts, which the Company has the full intent and ability to perform on the contracts, the LOC’s will expire at various dates from December 2023 through July 2024. As of August 31, 2021, these four LOCs totaled $2.3 million, which are secured by cash balances maintained in restricted cash accounts at the Company’s bank.

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

Pursuant to the terms of the Rangeview/Pure Cycle WISE Project Financing and Service Agreement (the “WISE Financing Agreement”) between the Company and the Rangeview District, the Company has an agreement to fund the Rangeview District’s participation in WISE effective as of December 22, 2014. During the years ended August 31, 2021 and 2020, the Company, through the Rangeview

District, purchased 120 acre-feet and 49 acre-feet of WISE water for $0.6 million and $0.1 million. See further discussion in Note 14 – Related Party Transactions.

Lease Commitments

Operating lease expense is generally recognized evenly over the term of the lease. Effective February 2018, the Company entered an operating lease for more than 11,000 square-feet of office and warehouse space in Watkins, Colorado. The lease had an initial three-year term with payments of $6,600 per month and an option to extend the primary lease term for a two-year period at a rate equal to a 12.5% increase over the primary base payments. In February 2021, the Company exercised its option and extended the lease until February 2023, and its monthly lease payments effective March 1, 2021 are $7,100 per month.

As of September 1, 2019, the company adopted ASU No. 2016-02, Leases (“Topic 842”). Under Topic 842, operating lease expense is generally recognized evenly over the term of the lease. Prior to September 1, 2019, leases were accounted for under the previous guidance in Accounting Standard Codification 840. The Company did not enter into any new leases in fiscal 2020. For the years ended August 31, 2021 and 2020, rent expense consisted of operating lease expense of $85,200 and $85,200. The Company paid $85,200 against Lease obligations — operating leases during fiscal 2021.

Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet. For lease agreements entered into or reassessed in the future, the Company will be required to combine the lease and non-lease components in determining the lease liabilities and right-of-use (“ROU”) assets.

The Company’s lease agreements generally do not provide an implicit borrowing rate; therefore, an internal incremental borrowing rate is determined based on information available at lease commencement date for purposes of determining the present value of lease payments. The Company used the incremental borrowing rate of six percent (6%) on September 1, 2019, for all leases that commenced prior to that date. The Company elected the hindsight practical expedient to determine the lease term for existing leases, which resulted in the lengthening of the lease term related to the Company’s office lease.

ROU lease assets and lease liabilities for the Company’s operating leases were recorded in the consolidated balance sheet as follows:

	As of August 31, 2021	As of August 31, 2020

	(In thousands)
Operating leases - ROU assets	$122	$196

Accrued liabilities	$84	$74
Lease obligations - operating leases, net of current portion	37	120
Total lease liability	$121	$194

Weighted average remaining lease term (in years)	1.4	2.4
Weighted average discount rate	6%	6%

NOTE 8 – SHAREHOLDERS’ EQUITY

Preferred Stock

The Company’s non-voting Series B Preferred Stock has a preference in liquidation of $1.00 per share less any dividends previously paid. Additionally, the Series B Preferred Stock is redeemable at the discretion of the Company for $1.00 per share less any dividends previously paid. In the event the proceeds from the sale or disposition of Export Water rights exceed $36.0 million the Series B Preferred Shareholders will receive the next $0.4 million of proceeds in the form of a dividend. The terms of the Series B Preferred Stock prohibit payment of dividends on common stock unless all dividends accrued on the Series B Preferred Stock have been paid. To date, no dividends have been accrued as this contingency has not been met.

Equity Compensation Plan

The Company maintains the 2014 Equity Incentive Plan (the “2014 Equity Plan”), which was approved by shareholders in January 2014 and became effective April 12, 2014. Executives, eligible employees, consultants, and non-employee directors are eligible to receive options and stock grants pursuant to the 2014 Equity Plan. Options to purchase shares of stock and restricted stock awards can be granted with exercise prices, vesting conditions and other performance criteria determined by the Compensation Committee of the Company’s board of directors. The Company has reserved 1.6 million shares of common stock for issuance under the 2014 Equity Plan. As of August 31, 2021, stock awards and awards to purchase 638,500 shares of the Company’s common stock have been made under the 2014 Equity Plan, of which 588,500 remain outstanding. As of August 31, 2021, there were 974,965 shares available for grant under the 2014 Equity Plan. Prior to the effective date of the 2014 Equity Plan, the Company granted stock awards to eligible participants under its 2004 Incentive Plan (the “2004 Incentive Plan”), which expired April 11, 2014. No additional awards may be granted pursuant to the 2004 Incentive Plan; however, 126,000 granted awards are outstanding as of April 11, 2014, will continue to vest and expire and may be exercised in accordance with the terms of the 2004 Incentive Plan.

The Company estimates the fair value of share-based payment awards on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes model”). Using the Black-Scholes model, the value of the portion of the award that is ultimately expected to vest is recognized as a period expense over the requisite service period in the consolidated statements of operations and comprehensive income (loss). Option forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company does not expect any forfeiture of its option grants, and therefore, the compensation expense has not been reduced for estimated forfeitures. For the years ended August 31,2021 and 2020, zero options and 6,500 options expired. The Company attributes the value of share-based compensation to expense using the straight-line single option method for all options granted.

The Company’s determination of the estimated fair value of share-based payment awards on the date of grant is affected by the following variables and assumptions:

●	The grant date exercise price – is the closing market price of the Company’s common stock on the date of grant;
●	Estimated dividend rates – based on historical and anticipated dividends over the life of the option;
●	Life of the option – based on historical experience, including actual and projected employee stock option exercise, option grants have lives of between five and ten years;
●	Risk-free interest rates – with maturities that approximate the expected life of the options granted;
●	Calculated stock price volatility – calculated over the expected life of the options granted, which is calculated based on the weekly closing price of the Company’s common stock over a period equal to the expected life of the option.

In fiscal 2021, the Company granted 85,000 stock options to employees with weighted-average grant-date fair values of $3.93, and five-year vesting terms which expire ten years from the grant date. In fiscal 2021, the Company granted 30,000 stock options to an executive officer with a weighted-average grant-date fair value of $3.37, a three-year vesting term and an expiration date of ten years from the grant date. In addition, the six non-employee Board members were each granted 2,000 unrestricted stock grants. The fair market value of the unrestricted shares for share-based compensation expensing is equal to the closing price of the Company’s common stock on the date of grant of $11.33. Stock-based compensation expense includes $0.1 million of expense related to these unrestricted stock grants. The unrestricted stock grants were fully expensed at the date of the grant because no vesting requirements existed for the unrestricted stock grants.

In fiscal 2020, the Company granted 80,000 stock options to employees with weighted-average grant-date fair values of $4.21, and three-year vesting terms which expire ten years from the grant date. In fiscal 2020, the Company granted 50,000 stock options to an executive officer with a weighted-average grant-date fair value of $4.16, a three-year vesting term and an expiration date of ten years from the grant date. In addition, the six non-employee Board members were each granted 2,000 unrestricted stock grants. The fair market value of the unrestricted shares for share-based compensation expensing is equal to the closing price of the Company’s common stock on the date of grant of $12.45. Stock-based compensation expense includes $0.1 million of expense related to these unrestricted stock grants. The unrestricted stock grants were fully expensed at the date of the grant because no vesting requirements existed for  the unrestricted stock grants.

The assumptions used in the fair value calculations using the Black-Scholes model are as follows:

	For the Years Ended August 31,
	2021	2020
Expected term (years)	7.11	6.00
Risk-free interest rate	0.68%	1.71%
Expected volatility	40.01%	39.32%
Expected dividend yield	—%	—%
Weighted average grant-date fair value	$3.78	$4.19

During the years ended August 31, 2021 and 2020, 48,535 and 17,500 options were exercised. For the options exercised in fiscal 2021, the Company had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the year ended August 31, 2021, resulted in 24,035 shares issued and 13,465 options cancelled in settlement of shares issued. There were no net settlement exercises during fiscal 2020.

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the year ended August 31, 2020:

				Approximate
			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Options	Exercise Price	Contractual Term	(in thousands)
Outstanding at August 31, 2019	555,500	$6.33	6.27	$2,528
Granted	130,000	$10.41
Exercised	(17,500)	$2.81
Forfeited or expired	(6,500)	$6.08
Outstanding at August 31, 2020	661,500	$7.23	6.17	$1,831
Granted	115,000	$9.00
Exercised	(24,500)	$3.66
Net settlement exercised	(37,500)	$3.99
Outstanding at August 31, 2021	714,500	$7.80	6.06	$5,107

Options exercisable at August 31, 2021	496,167	$6.96	4.97	$3,966

The following table summarizes the activity and value of non-vested options as of and for the year ended August 31, 2020:

		Weighted Average
	Number	Grant Date
	of Options	Fair Value
Non-vested options outstanding at August 31, 2020	179,999	$4.31
Granted	115,000	$3.78
Vested	(76,666)	$4.27
Non-vested options outstanding at August 31, 2021	218,333	$4.04

All non-vested options are expected to vest. For the years ended August 31, 2021 and 2020, the total fair value of options vested was $0.3 million and $0.4 million. For the years ended August 31, 2021 and 2020, the weighted-average grant-date fair value of options granted was $3.78 and $4.19.

For the years ended August 31, 2021 and 2020, share-based compensation expense was $0.5 million and $0.5 million.

As of August 31, 2021, the Company had unrecognized share-based compensation expenses totaling $0.5 million relating to non-vested options that are expected to vest. The weighted average period over which these options are expected to vest is 2.3 years. The Company has not recorded any excess tax benefits to additional paid-in capital.

Warrants

As of August 31, 2021, the Company had outstanding warrants to purchase 92 shares of common stock at an exercise price of $1.80 per share. These warrants expire six months from the earlier of:

●	The date that all the Export Water is sold or otherwise disposed of,
●	The date that the CAA is terminated with respect to the original holder of the warrant, or
●	The date on which the Company makes the final payment pursuant to Section 2.1(r) of the CAA.

No warrants were exercised during fiscal 2021 and 2020.

NOTE 9 – SIGNIFICANT CUSTOMERS

The Company relies on its homebuilder customers for providing most of its land development revenue, and it relies on the Sky Ranch development (which includes both the Sky Ranch CAB and individual homeowners at Sky Ranch) as well as oil and gas operators for its water and wastewater resource revenue. The Company primarily provides water and wastewater services on behalf of Rangeview Metropolitan District but since it is provided to various end users, the Rangeview Metropolitan District itself is not considered a significant customer.

For the year ended August 31, 2021, recognized lot sales and water and wastewater tap sales to three homebuilders accounted for 53% of the Company’s total revenue, comprised of 20% to KB Home, 17% to Taylor Morrison and 16% to Richmond. The Sky Ranch CAB and Sky Ranch homeowners combined accounted for 14% of the Company’s revenues, which includes water and wastewater usage fees and project management fees.  For the year ended August 31, 2020, recognized lot sales and water and wastewater tap sales to three homebuilders accounted for 94% of the Company’s total revenue, comprised of 27% to KB Home, 30% to Taylor Morrison and 37% to Richmond.

NOTE 10 – INCOME TAXES

The Company recorded income tax expense of $6.5 million and an income tax benefit of $2.2 million for the fiscal years ended August 31, 2021 and 2020. The net expense during the fiscal year ended August 31, 2021, consisted of current income tax expense of $5.8 million and deferred income tax expense of $0.7 million. The deferred tax expense consists of the usage of the Company’s $0.6 million net operating loss carryforwards and the timing difference between book and tax depreciation of fixed assets.

For the years ended August 31, 2021 and 2020, the Company’s effective income tax rate was 24.7% and 24.4%.

No taxes were paid during the year ended August 31, 2021. The Company paid Federal and State tax installments of $1.1 million and $0.2 million during the year ended August 31, 2020.

Deferred income taxes reflect the tax effects of net operating loss carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of August 31 are as follows:

	August 31, 2021	August 31, 2020

	(In thousands)
Deferred tax assets (liabilities):
Depreciation and depletion	(2,360)	(1,701)
Non-qualified stock options	547	491
Accrued compensation	141	167
Deferred revenues	41	89
Other	16	45
Net operating loss carryforwards	$—	$23
Net deferred tax liability	$(1,615)	$(886)

As of August 31, 2021 and 2020, the Company had no liability for unrecognized tax benefits.

Income taxes computed using the federal statutory income tax rate differs from the Company’s effective tax rate primarily due to the following for the fiscal years ended August 31:

	For the Fiscal Years Ended August 31,
	2021	2020
Expected benefit from federal taxes at statutory rate of 21% for the years 2021 and 2020	$5,584	$1,873
State taxes, net of federal benefit	973	327
Permanent and other differences	4	2
Stock Compensation	(77)	(28)
NOL true up	-	(8)
Other	(4)	3
Total income tax expense / (benefit)	$6,480	$2,169

At August 31, 2021, the Company had no net operating loss carryforwards available for income tax purposes. At August 31, 2020, the Company had $0.1 million of net operating loss carryforwards available for income tax purposes, which were used in fiscal 2021.

During the year ended August 31, 2020, no net operating loss carryforwards expired.

NOTE 11 – 401(k) PLAN

The Company maintains the Pure Cycle Corporation 401(k) Profit Sharing Plan (the “401(k) Plan”), a defined contribution retirement plan for the benefit of its employees. The Company matches employee contributions at the rate of 50% of the first 3% up to a maximum of $2,500 per annum. The contributions vest based on years of service - first anniversary 25%, second anniversary 50%, third anniversary 75% and the fourth anniversary 100%. The Company pays the annual administrative fees of the 401(k) Plan, and the 401(k) Plan participants pay the investment fees. The 401(k) Plan is open to all employees, age 18 or older, who have been employees of the Company for at least three months.

For the years ended August 31, 2021 and 2020, the Company recorded less than $0.1 million of expenses related to the 401(k) Plan.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company has historically been involved in various claims, litigation and other legal proceedings that arise in the ordinary course of its business. The Company records an accrual for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company makes such estimates based on information known about the claims and experience in contesting, litigating, and settling similar claims. Disclosures are also provided for reasonably possible losses that could have a material effect on the Company’s financial position, results of operations or cash flows. As of August 31, 2021, the Company had no contingencies where the risk of material loss was probable.

NOTE 13 – SEGMENT REPORTING

An operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the CODM, or decision-making group, to evaluate performance and make operating decisions. The Company has identified its CODM as its Chief Executive Officer.

Based on the methods used by the CODM to allocate resources, the Company has identified two operating segments which meet GAAP segment disclosure requirements, namely the water and wastewater resource development segment and the land development segment. The Company’s newly launched build-to-rent business will likely be presented as a third segment in future periods when it is material to the Company’s operations.

The water and wastewater resource development segment provides water and wastewater services to customers for fees. The water is provided by the Company using water rights owned or controlled by the Company, and developing infrastructure to divert, treat and distribute that water and collect, treat, and reuse wastewater. The land resource development segment includes all the activities necessary to develop and sell finished lots, which as of August 31, 2021 and 2020, was done exclusively at the Company’s Sky Ranch Master Planned Community.

O&G operations, although material in certain years, are deemed a passive activity as the CODM does not actively allocate resources to these projects; therefore, this is not classified as a reportable segment.

The tables below present the measure of profit and assets the CODM uses to assess the performance of the segment for the periods presented:

	Year Ended August 31, 2021
	Water and
	wastewater
	resource
	development	Land development	Corporate	Total

	(In thousands)
Total revenue	$9,656	$7,469	$—	$17,125
Cost of revenue	(2,410)	(2,535)	—	(4,945)
Depreciation and depletion	(1,457)	—	—	(1,457)
Total cost of revenue	(3,867)	(2,535)	—	(6,402)
Gross profit	$5,789	$4,934	$—	$10,723

	Year Ended August 31, 2020
	Water and
	wastewater
	resource
	development	Land development	Corporate	Total

	(In thousands)
Total revenue	$6,921	$18,934	$—	$25,855
Cost of revenue	(1,074)	(15,870)	—	(16,944)
Depreciation and depletion	(1,367)	—	—	(1,367)
Total cost of revenue	(2,441)	(15,870)	—	(18,311)
Gross profit	$4,480	$3,064	$—	$7,544

The following table summarizes total assets for the Company’s water and wastewater resource development business and land development business by segment. The assets consist of water rights and water and wastewater systems in the Company’s water and wastewater resource development segment and land, inventories, and deposits in the Company’s land development segment. The Company’s other assets (“Corporate”) primarily consist of cash, cash equivalents and restricted cash, equipment, and related party notes receivables.

	August 31, 2021	August 31, 2020

	(In thousands)
Water and wastewater resource development	$57,791	$56,267
Land development	32,844	6,975
Corporate	26,542	26,519
Total assets	$117,177	$89,761

NOTE 14 – RELATED PARTY TRANSACTIONS

On December 16, 2009, the Company entered into a Participation Agreement with the Rangeview District, whereby the Company agreed to provide funding to the Rangeview District in connection with the Rangeview District joining the South Metro Water Supply Authority (“SMWSA”). During the years ended August 31, 2021 and 2020, the Company provided funding of less than $0.1 million to the Rangeview District related to this Participation Agreement.

Through the WISE Financing Agreement, to date the Company has made payments totaling $6.3 million to purchase certain rights to use existing water transmission and related infrastructure acquired by the WISE project and to construct the connection to the WISE system. At August 31, 2021, the amounts are included in Investments in water and water systems on the Company’s balance sheet. During the year ended August 31, 2020, the Company, through the Rangeview District, purchased an additional 400 acre-feet of WISE water for $0.6 million.

The cost of the water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2021, WISE water was $5.98 per thousand gallons and such rate will remain in effect through calendar 2021. Effective, January 1, 2022, WISE water is expected to increase to $6.13 per thousand gallons. In addition, the Company pays certain system operational and construction costs. If a WISE member, including the Rangeview District, does not need its WISE water each year or a member needs additional water, the members can trade and/or buy and sell water amongst themselves.

In fiscal 2021, the Company agreed to fund the construction of the WISE Rangeview pipeline extension through the Rangeview District.  Per the agreement, the Rangeview District will construct the pipeline extension in exchange for $0.6 million. Because the Company is funding the entire project costs, the revenue from the agreement is recognized 100% by the Company.  As of August 31, 2021, the Company has recognized $0.4 million in revenue related to this construction project. The Company accounts for this revenue over time with progress measured based upon costs incurred to date compared to total expected costs. As of August 31, 2021, the company has a deferred revenue balance of $0.2 million for this agreement.

During the years ended August 31, 2021 and 2020, the Company provided $1.1 million and $2.8 million of financing to the Rangeview District to fund the Rangeview District’s obligation to purchase WISE water rights and pay for operational and construction charges. Ongoing funding requirements are dependent on the WISE water subscription amount and the Rangeview District’s allocated share of the operational and overhead costs of SMWA and construction activities related to delivery of WISE water.

The Company has outstanding notes receivable of $26.0 million in the aggregate from the Rangeview District and the Sky Ranch CAB, which are related parties, as discussed below:

The Rangeview District is a quasi-municipal corporation and political subdivision of Colorado formed in 1986 for the purpose of providing water and wastewater service to the Lowry Range and other approved areas. The Rangeview District is governed by an elected board of directors. Eligible voters and persons eligible to serve as a director of the Rangeview District must own an interest in property within the boundaries of the Rangeview District. The Company owns certain rights and real property interests which encompass the current boundaries of the Rangeview District. Sky Ranch Metropolitan District Nos. 1, 3, 4, 5, 6, 7 and 8 (the “Sky Ranch Districts”) and the Sky Ranch CAB are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing service to the Company’s Sky Ranch property. The current members of the board of directors of the Rangeview District, each Sky Ranch District, and the Sky Ranch CAB consist of three employees of the Company (including the Company’s President) and one independent board member.

The Rangeview District

In 1995, the Company extended a loan to the Rangeview District. The loan provided for borrowings of up to $0.25 million, is unsecured, and bears interest based on the prevailing prime rate plus 2% (5.25% at August 31, 2021). The maturity date of the loan is December 31, 2021. Beginning in January 2014, the Rangeview District and the Company entered into a funding agreement that allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the Lease remains in effect. Of the August 31, 2021 balance in Notes receivable - related parties, $1.2 million includes borrowings by the Rangeview District of $0.7 million and accrued interest of $0.5 million. Of the August 31, 2020 balance in Notes receivable - related parties, $1.1 million includes borrowings by the Rangeview District of $0.6 million and accrued interest of $0.5 million.

Sky Ranch Community Authority Board

Pursuant to a certain Community Authority Board Establishment Agreement, as the same may be amended from time to time, Sky Ranch Metropolitan District No. 1 and Sky Ranch Metropolitan District No. 5 formed the Sky Ranch CAB to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. In order for the public improvements to be constructed and/or acquired, it is necessary for each Sky

Ranch District, directly or through the Sky Ranch CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property. In November 2017, but effective as of January 1, 2018, the Company entered into a Project Funding and Reimbursement Agreement (“PF Agreement”) with the CAB for the Sky Ranch property. The PF Agreement required the Company to fund an agreed upon list of public improvements for Sky Ranch with respect to earthwork, erosion control, streets, drainage, and landscaping at an estimated cost of $13.2 million for calendar years 2018 and 2019. Each advance or reimbursable expense accrues interest at a rate of six percent (6%) per annum.

The Company and the Sky Ranch CAB entered into a Facilities Funding and Acquisition Agreement (the “FFAA”) effective November 2017, obligating the company to advance funding to the Sky Ranch CAB for specified public improvements constructed from 2018 to 2023. All amounts owed under the FFAA bear interest at a rate of six percent (6%) per annum. Any advances not paid or reimbursed by the Sky Ranch CAB by December 31, 2058 for the first development phase and December 31, 2060 for the second development phase, shall be deemed forever discharged and satisfied in full.

As of August 31, 2021, the balance of the Company’s advances for improvements, including interest, net of reimbursements already received from the Sky Ranch CAB, totaled $24.8 million. The advances have been used by the Sky Ranch CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the Sky Ranch CAB which have been certified by an independent third-party. In addition to the note receivable balance of $24.8 million, the Sky Ranch CAB is obligated to refund the Company $0.5 million for the reimbursement of development fees from the South Metropolitan Water Supply Authority (“SMSWA”).  These fees will be refunded to the Sky Ranch CAB upon the acceptance of the stormwater infrastructure by SMSWA. The Company recorded this reimbursable fee in Trade accounts receivable, net.

NOTE 15 – EARNINGS PER SHARE

Certain outstanding options are excluded from the diluted earnings per share calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease earnings per share). No options were excluded for the fiscal year ended August 31, 2021. The excluded options totaled 50,000 for the fiscal year ended August 31, 2020.

	Year Ended
	August 31,	August 31,
	2021	2020

Net income	$20,110	$6,750
Basic weighted average common shares	23,890,792	23,845,015
Effect of dilutive securities	220,126	216,597
Weighted average shares applicable to diluted earnings per share	24,110,918	24,061,612
Earnings per share - basic	$0.84	$0.28
Earnings per share - diluted	$0.83	$0.28

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. The President and the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures as of August 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the President and the Chief Financial Officer each concluded that, during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting resulting from ineffective controls related to the management preparation and review of spreadsheets which compromised the integrity of the spreadsheets used to support and record transactions related to the public improvement reimbursable amounts and related interest income.

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

Management assessed the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (the “2013 COSO Framework”). Based on that assessment, management identified a deficiency related to the preparation and review of spreadsheets which constitutes a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in our internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting by implementing additional steps in the review process of various complex schedules that support accounting entries on a monthly and quarterly basis or moving these manual tracking and reconciliation processes to a purchase software system. We expect the remediation of this material weakness to be completed prior to the end of our fiscal 2022. We cannot assure that the measures we take will remediate the identified weakness or that additional weaknesses will not arise in the future.

Changes in Internal Controls

As a result of the material weakness described above, after the quarter ended May 31, 2021, we added additional review procedures and additional check balances to all complex schedules to ensure all calculations and formulas are prepared and reviewed appropriately. We are continuing to assess additional modifications to our internal controls required to remediate the material weakness noted above and ensure other spreadsheet controls are operating effectively.

Additionally, due to the cybersecurity attack described in the Risk Factors, even though we have determined there was no material impact to financial reporting, we have implemented a number of new controls related to our information technology systems including hiring a new IT managed services firm, improved firewalls and air-gapped system features, more robust monitoring and threat detection programs, and outsourcing systems to cloud based providers.

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

Information required by this item will be contained in, and is incorporated herein by reference to, our definitive Proxy Statement pursuant to Regulation 14A promulgated under the Exchange Act for the Annual Meeting of Shareholders to be held in January 2022, which is expected to be filed on or about December 3, 2021 (the “Proxy Statement”).

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

(a)Documents filed as part of this Annual Report on Form 10-K

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

10.5

Bargain and Sale Deed among the Land Board, the Rangeview Metropolitan District and the Company dated April 11, 1996. Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form SB-2, filed on June 7, 2004.

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

Exhibit Number	Description
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

Exhibit Number	Description

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

Exhibit Number	Description

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

10.22	Offer Letter between Pure Cycle Corporation and Kevin B. McNeill dated January 23, 2020. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 03, 2020**
10.23

Contract for Purchase and Sale of Real Estate, dated October 30, 2020, by and between PCY Holdings, LLC and KB Home Colorado, Inc., Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

10.24

Contract for Purchase and Sale of Real Estate, dated November 2, 2020, by and between PCY Holdings, LLC and Meritage Homes of Colorado, Inc., Incorporated by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

10.25

Contract for Purchase and Sale of Real Estate, dated November 2, 2020, by and between PCY Holdings, LLC and Challenger Denver, LLC., Incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

10.26

Contract for Purchase and Sale of Real Estate, dated October 30, 2020, by and between PCY Holdings, LLC and Melody Homes, Inc. (a wholly-owned subsidiary of DR Horton, Inc.), Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the fiscal year ended August 31, 2020.

10.27

Contract for Purchase and Sale of Real Estate, dated February 19, 2021, by and between PCY Holdings, LLC and Lennar Colorado, LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 22, 2021.

21.1	Subsidiaries *
23.1	Consent of Plante & Moran PLLC *
24.1	Powers of Attorney (included on the Signatures page of this Annual Report on Form 10-K)*
31.1	Certification of principal executive officer under Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document. *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *
104	Cover page formatted as inline XBRL and contained in Exhibit 101
*	Filed herewith
**	Indicates management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Kevin B. McNeill
Kevin B. McNeill Vice President and Chief Financial Officer
November 10, 2021

POWERS OF ATTORNEY

Each person whose signature appears below constitutes and appoints Mark W. Harding and Kevin B. McNeill, jointly and severally, as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark W. Harding
Mark W. Harding	President, Chief Executive Officer and Director	November 10, 2021
(Principal Executive Officer)

/s/ Kevin B. McNeill
Kevin B. McNeill	Vice President and Chief Financial Officer	November 10, 2021
(Principal Financial and Accounting Officer)
/s/ Patrick J. Beirne
Patrick J. Beirne	Chairman, Director	November 10, 2021

/s/ Arthur G. Epker III
Arthur G. Epker III	Director	November 10, 2021

/s/ Frederick A. Fendel III
Frederick A. Fendel III	Director	November 10, 2021

/s/ Peter C. Howell
Peter C. Howell	Director	November 10, 2021

/s/ Daniel R. Kozlowski
Daniel R. Kozlowski	Director	November 10, 2021
/s/ Jeffrey G. Sheets
Jeffrey G. Sheets	Director	November 10, 2021