Form 10-Q
period 2021-11-30
PURE CYCLE CORP
filed 2022-01-10
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 7, 2022:

Common stock, 1/3 of $.01 par value	23,941,968
(Class)	(Number of Shares)

PURE CYCLE CORPORATION

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts contained in this Quarterly Report on Form 10-Q, or incorporated by reference into the most recent Annual Report on Form 10-K, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “seek,” “project,” “future,” “likely,” “believe,” “may,” “should,” “could,” “will,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements relating to, among other things:

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

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. There are no assurances that any of our expectations will be realized and actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those contemplated by such forward-looking statements include, without limitation:

●	outbreaks of disease, including the COVID-19 pandemic, and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations;
●	political and economic instability, whether resulting from natural disasters, wars, terrorism, pandemics or other sources;
●	our ability to successfully enter the single-family home rental market and rent our single-family homes at rates sufficient to cover our costs;
●	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability;
●	population growth;
●	changes in employment levels, job and personal income growth and household debt-to-income levels;
●	changes in consumer confidence generally and confidence of potential home buyers in particular;
●	the ability of existing homeowners to sell their existing homes at prices that are acceptable to them;
●	declines in property values which impacts tax revenue to the Sky Ranch Community Authority Board which would impact their ability to repay us;
●	changes in the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;
●	timing of oil and gas development in the areas where we sell our water;
●	general economic conditions, including the continued impact of COVID-19;

●	the market price of homes, rental rates, and water, oil and gas prices;
●	changes in customer consumption patterns;
●	changes in applicable statutory and regulatory requirements;
●	changes in governmental policies and procedures, including with respect to land use and environmental and tax matters;
●	changes in interest rates;
●	changes in private and federal mortgage financing programs and lending practices;
●	uncertainties in the estimation of water available under decrees;
●	uncertainties in the estimation of number of connections we can service with our existing water supplies;
●	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
●	uncertainties in the estimation of the service life of our systems;
●	uncertainties in the estimation of costs of construction projects;
●	uncertainties in the amount of reimbursable costs we may ultimately collect;
●	the strength and financial resources of our competitors;
●	our ability to find and retain skilled personnel;
●	climatic and weather conditions, including floods, droughts and freezing conditions;
●	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
●	availability and cost of labor, material and equipment;
●	engineering and geological problems;
●	environmental risks and regulations;
●	our ability to raise capital;
●	changes in corporate tax rates;
●	our ability to negotiate contracts with customers;
●	uncertainties in water court rulings;
●	security and cyberattacks, including unauthorized access to confidential information on our information technology systems; and
●	the factors described under “Risk Factors” in Part II Item 1A of the Company’s most recent Annual Report on Form 10-K.

We undertake no obligation, and disclaim any obligation, to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise. All forward-looking statements are expressly qualified by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)	November 30, 2021	August 31, 2021
ASSETS:	(unaudited)
Current assets:
Cash and cash equivalents	$12,914	$20,117
Trade accounts receivable, net	1,217	1,532
Prepaid expenses and other assets	289	458
Land under development	1,030	608
Notes receivable - reimbursable public improvements - related party	16,000	16,000
Total current assets	31,450	38,715
Restricted cash	2,328	2,327
Investments in water and water systems, net	53,506	53,786
Construction in progress	3,016	3,304
Single-family rental units	1,008	—
Land and mineral rights:
Held for development	7,343	5,924
Held for investment purposes	451	451
Other assets	2,569	2,591
Notes receivable – related parties, including accrued interest:
Reimbursable public improvements	13,517	8,794
Other	1,061	1,163
Operating leases - right of use assets, less current portion	102	122
Total assets	$116,351	$117,177

LIABILITIES:
Current liabilities:
Accounts payable	$2,019	$1,787
Accrued liabilities	669	1,224
Accrued liabilities – related parties	2,049	2,881
Income taxes payable	1,185	4,163
Deferred lot sale revenues	2,831	1,995
Deferred oil and gas lease payment and water sales payment	271	410
Debt	7	—
Total current liabilities	9,031	12,460
Participating interests in export water supply	325	325
Debt, less current portion	993	—
Deferred tax liability, net	1,621	1,615
Lease obligations - operating leases, less current portion	15	37
Total liabilities	11,985	14,437
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Series B preferred shares par value $0.001 per share, 25 million authorized; 432,513 issued and outstanding (liquidation preference of $432,513)	—	—
Common shares par value 1/3 of $.01 per share, 40 million authorized; 23,923,100 and 23,916,633 outstanding, respectively	80	80
Additional paid-in capital	173,625	173,513
Accumulated deficit	(69,339)	(70,853)
Total shareholders’ equity	104,366	102,740
Total liabilities and shareholders’ equity	$116,351	$117,177

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	November 30,	November 30,
(In thousands, except per share amounts)	2021	2020
Revenues:
Metered water usage from:
Municipal customers	$321	$167
Oil and gas operations	386	1,199
Wastewater treatment fees	55	42
Water and wastewater tap fees	261	1,083
Lot sales	2,945	2,356
Project management fees	248	—
Single-family rentals	8	—
Special facility projects and other	49	21
Total revenues	4,273	4,868

Expenses:
Water service operations	(289)	(545)
Wastewater service operations	(129)	(92)
Land development construction costs	(531)	(1,719)
Single-Family rental costs	(3)	—
Depletion and depreciation	(354)	(365)
Other	(77)	(24)
Total cost of revenues	(1,383)	(2,745)

General and administrative expenses	(1,325)	(1,086)
Depreciation	(85)	(84)
Operating income	1,480	953

Other income:
Interest income - related party	362	15
Oil and gas royalty income, net	97	75
Oil and gas lease income, net	48	52
Other	11	10
Interest expense, net	(7)	—
Income from operations before income taxes	1,991	1,105
Income tax expense	(477)	(260)
Net income	$1,514	$845

Earnings per common share - basic and diluted	$0.06	$0.04
Weighted average common shares outstanding:
Basic	23,918	23,867
Diluted	24,219	24,036

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended November 30, 2021

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

	(In thousands)
Balance at August 31, 2021	432,513	$—	23,916,633	$80	$173,513	$(70,853)	$102,740
Stock option exercises	—	—	6,467	—	—	—	—
Share-based compensation	—	—	—	—	112	—	112
Net income	—	—	—	—	—	1,514	1,514
Balance at November 30, 2021	432,513	$—	23,923,100	$80	$173,625	$(69,339)	$104,366

	Three Months Ended November 30, 2020

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

	(In thousands)
Balance at August 31, 2020	432,513	$—	23,856,098	$80	$172,927	$(90,963)	$82,044
Stock option exercises	—	—	12,118	—	—	—	—
Share-based compensation	—	—	—	—	86	—	86
Net income	—	—	—	—	—	845	845
Balance at November 30, 2020	432,513	$—	23,868,216	$80	$173,013	$(90,118)	$82,975

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	November 30,	November 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$1,514	$845
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred lot sale revenues	836	(1,425)
Depreciation and depletion	439	449
Trade accounts receivable	315	411
Prepaid expenses	141	(370)
Share-based compensation expense	112	86
Change in note receivable from Rangeview Metropolitan, net	102	(11)
Deferred income taxes	6	126
Other assets and liabilities	(1)	134
Deferred income – oil and gas lease and water sales payment	(139)
Land under development	(422)	(413)
Accounts payable and accrued liabilities	(1,156)	174
Taxes payable net of taxes receivable	(2,978)	—
Change in note receivable from Sky Ranch CAB	(4,723)	—
Net cash (used) provided by operating activities	(5,954)	6

Cash flows from investing activities:
Investments in water and water systems	(652)	(468)
Investments in land under development	(1,419)
Construction costs of single-family rentals	(142)	—
Purchase of property and equipment	(35)	(31)
Net cash used by investing activities	(2,248)	(499)

Cash flows from financing activities:
Proceeds from notes payable	1,000	—
Payments to contingent liability holders	—	(1)
Net cash provided (used) by financing activities	1,000	(1)
Net change in cash, cash equivalents and restricted cash	(7,202)	(494)
Cash, cash equivalents and restricted cash – beginning of period	22,444	21,797
Cash, cash equivalents and restricted cash – end of period	$15,242	$21,303
Cash and cash equivalents	$12,914	$21,303
Restricted cash	2,328	—
Total cash, cash equivalents and restricted cash	$15,242	$21,303

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES
Income taxes paid	$3,450	$—
Change in reimbursable public improvements included in accounts payable and accrued liabilities	$2,049	$—
Change in land under development costs included in accounts payable and accrued liabilities	$—	$894
Change in investments in water and water systems included in accounts payable and accrued liabilities	$—	$297

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2021

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by Pure Cycle Corporation (Company) and include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of and for the three months ended November 30, 2021 and 2020. The August 31, 2021 balance sheet was derived from the Company’s audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. It is suggested the accompanying consolidated financial statements and notes be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2021 (2021 Annual Report) filed with the Securities and Exchange Commission (SEC) on November 10, 2021. The results of operations for interim periods presented are not necessarily indicative of the operating results expected for the full fiscal year.

Coronavirus Aid, Relief, and Economic Security Act (CARES Act)

Since January 2020, the COVID-19 pandemic has caused substantial disruption in international and U.S. economies and markets. The impacts of the pandemic are continuing in 2021 but began to lessen as vaccines became widely available in the U.S, although there have been periodic increases in the number of cases in the U.S. due to vaccine hesitancy and the spread of COVID-19 variants. The pandemic has resulted in government restrictions of various degrees and effective at various times, including stay-at-home orders, bans on travel, limitations on the size of gatherings, limitations on the operations of businesses deemed non-essential, closures of work facilities, schools, public buildings and businesses, cancellation of events (including entertainment events, conferences, and meetings), quarantines, mask mandates and social distancing measures. Due to the outbreak of COVID-19 and related restrictions, the second development phase of Sky Ranch was delayed due to the extended time taken to approve the platted lots through the county government.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used to account for certain items such as revenue recognition, reimbursable costs, costs of revenue for lot sales, share-based compensation, deferred tax asset valuation, and the useful lives and recoverability of long-lived assets. Actual results could differ from those estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment due to COVID-19.

During fiscal 2021, the Company determined the reimbursable public improvements, project management fees and interest income related to the Sky Ranch community being developed by the Company are probable of payment. Historically, due to a lack of tax base and no operating history for the Sky Ranch Community Authority Board (Sky Ranch CAB), the Company was unable to estimate when or if it would receive payment for these items and deferred recognition of them until cash was received. As a result of an established and growing tax base resulting from the success of the initial development, added mill levies, and additional unencumbered fees received by the Sky Ranch CAB, the Company believes repayment of the public improvements, payment of the project management fees, and interest income are deemed probable. Based on this the Company has recognized these items in the consolidated financial statements. The timing and amount of potential payments have been estimated based on growth trends utilizing current assessed values and historic growth rates which have been projected to current and contracted lot sales through the contractual obligation period.

Reclassifications

The Company has reclassified certain prior year information to conform to the current year presentation.

NOTE 2 – REIMBURSABLE PUBLIC IMPROVEMENTS AND NOTE RECEIVABLE FROM THE SKY RANCH CAB

The Note receivable from the Sky Ranch CAB reports the balances owed by the Sky Ranch CAB to the Company for reimbursable public improvements, project management fees, and interest accrued on the unpaid balances related to the ongoing development of the Sky Ranch master planned community, which is described in greater detail in Note 1 and Note 14 to the Company’s 2021 Annual Report. The Company has paid for the cost of public improvements at Sky Ranch which are the ultimate responsibility of the Sky Ranch CAB.  During the second quarter of fiscal 2021, the Company determined that the Sky Ranch CAB would be able to repay the company for those improvements, along with the project management fees and interest on these expenses. Upon that determination, the Company began recording the reimbursable public improvements as a receivable from the Sky Ranch CAB (as opposed to the costs being initially capitalized as land under development and subsequently expensed as land development construction costs) and began recognizing project management fee revenue and interest income on the entire note receivable from the Sky Ranch CAB. Prior to that date, payment was not deemed to be probable; therefore, the Company capitalized those costs as land under development and subsequently expensed the reimbursable public improvements and did not recognize any project management fees or interest income due to the uncertainty of collectability. During the three months ended November 30, 2021, the note receivable – related party related to reimbursable public improvement costs the Company incurred on behalf of the Sky Ranch CAB of $4.1 million, project management fees owed to the Company of $0.2 million, and interest income on the outstanding amounts of $0.4 million which increased the note receivable balance by $4.7 million.

Public improvements which are not probable of reimbursement at the time of being incurred are considered contract fulfillment costs and will be recognized in separate land under development accounts as funds are expended. Once collectability is deemed to be probable, the reimbursable public improvement costs will be reclassified from the land under development account and into notes receivable - related party. The Company assesses the collectability of the note receivable from the Sky Ranch CAB, which includes reimbursable public improvements, project management fees and the related interest income, when events or circumstances indicate the amounts may not be recoverable. The Sky Ranch CAB has an obligation to repay the Company, but the ability of the Sky Ranch CAB to do so before the contractual termination dates is dependent upon the establishment of a tax base or other fee generating activities sufficient to recover reimbursable costs incurred.

The following table summarizes the activity and balances associated with the reimbursable public improvements, project management fees, and accrued interest, all of which are included in the note receivable from the Sky Ranch CAB:

(In thousands)	Balances at August 31, 2021	Activity during the three months ended November 30, 2021	Amounts payable by the Sky Ranch CAB at November 30, 2021
Phase 1
Reimbursable public improvements and other	$17,645	$248	$17,893
Accrued interest	2,526	305	2,831
Project management services	1,570	10	1,580
Phase 1 reimbursable costs	$21,741	$563	$22,304

Phase 2
Public improvements	$2,935	$3,877	$6,812
Accrued interest	33	45	78
Project management services	85	238	323
Phase 2 reimbursable costs	$3,053	$4,160	$7,213

Total reimbursable costs	$24,794	$4,723	$29,517

The note receivable from the Sky Ranch CAB accrues interest at 6% per annum.

NOTE 3 – REVENUE

The Company’s revenue is primarily generated from the sale of lots to homebuilders, sales of water and wastewater taps, metered water and wastewater usage, and beginning in November 2021, from renting single-family homes. Detailed descriptions of the policies related to revenue recognition are included in Note 2 to the 2021 Annual Report. The following describes significant components of revenue for the three months ended November 30, 2021 and 2020.

Sale of finished lots – For the three months ended November 30, 2021 and 2020, the Company recognized $2.9 million and $0.8 million of lot sale revenue, which was recognized using the percent-of-completion method for development costs incurred on contracts that are satisfied over time and are ongoing at Sky Ranch. As of November 30, 2021, the first phase is 99.5% complete and the first subphase of the second development phase is 43.4% complete.

The Company also recognizes revenue from the sale of finished lots, whereby the home builder pays for a ready-to-build finished lot and the sales price is paid in a lump-sum upon completion of the finished lot that is permit ready. The Company recognizes revenues at the point in time of the closing of the sale of a finished lot in which control transfers to the builder as the transaction cycle is complete and the Company has no further obligations for the lot. The Company recognized $0 and $1.6 million from ready-to-build finished lots for the three months ended November 30, 2021 and 2020.

Water and wastewater tap fees – During the three months ended November 30, 2021 and 2020, the Company sold a total of 9 and 36 water and wastewater taps generating $0.3 million and $1.1 million in tap fee revenues. These taps were all sold in the first development phase at Sky Ranch and Wild Pointe.

Project management services – During the three months ended November 30, 2021 and 2020, the Company recognized $0.2 million and $0 of project management revenue for managing the Sky Ranch development process. During the second quarter of fiscal 2021, the Company determined the Sky Ranch CAB would be able to pay the Company for project management services and began recognizing this revenue. Prior to that date, payment was not deemed to be probable; therefore, the Company had deferred recognition of the project management fees income it had earned.

Single-family rental fees – Effective November 1, 2021, the Company began leasing three single-family homes it had constructed at Sky Ranch. Each home is rented pursuant to a separate twelve-month lease agreement that requires monthly payments during the term of the lease. The Company has begun construction on a fourth house and reserved 46 lots in the second development phase of Sky Ranch for rental units; therefore, the Company believes this could become a reportable operating segment in the future once its operations become material.

Deferred Revenue

Deferred revenue by segment is as follows:

(In thousands)	November 30, 2021	August 31, 2021
Land development segment	$2,831	$1,995
Water and wastewater resource development segment	271	410
Balance, end of period	$3,102	$2,405

Changes in deferred revenue were as follows:

(In thousands)	November 30, 2021	August 31, 2021
Balance at August 31, 2021	$2,405	$3,600
Deferral of revenue	3,783	6,884
Recognition of unearned revenue	(3,086)	(8,079)
Balance at November 30, 2021	$3,102	$2,405

The Company recognizes certain lot sales over time as construction activities progress for lots sold pursuant to lot development agreements and not when payment is received. For example, the Company will frequently receive milestone payments before revenue can be recognized (i.e. prior to the Company completing cumulative progress which faithfully represents the transfer of goods and services to the customer) which results in the Company recording deferred revenue. The Company recognizes this revenue into income as construction activities progress, measured based on costs incurred to total expected costs of the project, which management believes is a faithful representation of the transfer of goods and services to the customer.

Revenue allocated to remaining performance obligations such as described above represents contracted revenue that has not yet been recognized, which includes unearned revenue and amounts that will be invoiced and recognized as revenue in future periods. During November 2021, the Company received a milestone payment of $3.8 million for outstanding open contracts related to lot sales in the first subphase of the second development phase at Sky Ranch. This revenue is being recognized over time.

NOTE 4 – FAIR VALUE MEASUREMENTS

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). The Company maintains policies and procedures to value instruments using what management believes to be the best and most relevant data available.

The carrying value for certain of the Company’s financial instruments (i.e., cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities) approximates fair value because of their short-term nature and generally negligible credit losses.

As of November 30, 2021, the Company has one Level 2 liability, the SFR Note (defined in Note 6) entered into in November 2021, for which the Company has determined the valuation of the liability can be obtained from readily available pricing sources via independent providers for market transactions involving similar liabilities.

There were no transfers between Level 1, 2 or 3 categories during the three months ended November 30, 2021 or 2020.

NOTE 5 – WATER, LAND AND OTHER FIXED ASSETS

The Company’s water rights and current water and wastewater service agreements, including capitalized terms not defined herein, are more fully described in Note 4 to the 2021 Annual Report.

Investment in Water and Water Systems

The Company’s Investments in water and water systems consist of the following costs and accumulated depreciation and depletion:

	November 30, 2021		August 31, 2021
		Accumulated		Accumulated
		Depreciation		Depreciation
(In thousands)	Costs	and Depletion	Costs	and Depletion
Rangeview water system	$17,572	$(1,624)	$17,526	$(1,470)
Rangeview water supply	14,645	(17)	14,622	(17)
Water supply – Other	7,504	(1,513)	7,569	(1,433)
Sky Ranch water rights and other costs	7,377	(1,133)	7,338	(1,087)
Sky Ranch pipeline	5,740	(841)	5,727	(793)
Lost Creek water supply	3,388	—	3,374	—
Fairgrounds water and water system	2,900	(1,349)	2,900	(1,327)
Wild Pointe service rights	1,632	(775)	1,632	(775)
Totals	60,758	(7,252)	60,688	(6,902)
Net investments in water and water systems	$53,506		$53,786

Construction in Progress

Construction in progress represents costs incurred on various construction projects currently underway, that as of the balance sheet date have not been completed and placed into service. The construction in progress account consists primarily of water facilities being constructed that the Company anticipates will be placed in service during calendar year 2022. During the three months ended November 30, 2021, the Company incurred (1) $0.5 million of costs related to its construction projects and (2) completed the single-family rental units resulting in the transfer of $1.0 million of costs to a separate account for tracking the capitalized costs of the rental units.

Single-Family Rental Homes

During the three months ended November 30, 2021, the Company completed construction of the first three houses in its single-family rental business. The costs of constructing the homes and landscaping are capitalized and being depreciated over five to thirty-years depending on the asset type. All three houses were placed in service and leased effective November 1, 2021. During the three months ended November 30, 2021, the Company contracted for construction of the fourth house, which is also located in the first development phase of Sky Ranch, with construction expected to begin during the second quarter of fiscal 2022 and an estimated completion near the end of fiscal 2022.

The Company has reserved 46 lots in the second development phase of Sky Ranch to build additional rental units, but as of November 30, 2021, the Company has not started construction on any of these units.

NOTE 6 – DEBT ASSOCIATED WITH THE SINGLE-FAMILY RENTAL HOME NOTE PAYABLE AND OTHER LONG-TERM OBLIGATIONS

Single-Family Rental Home Note Payable

On November 29, 2021, PCY Holdings, LLC a wholly owned subsidiary of the Company entered a Promissory Note (SFR Note) to reimburse amounts expended for the construction of the first three single-family rental units. The SFR note has the following terms:

●	Initial principal amount of $1.0 million
●	Floating per annum interest rate equal to the Western Edition of the “Wall Street Journal” Prime Rate plus 0.5% (3.75% as of November 30, 2021), which has a floor of 3.75% and a ceiling of 4.25%. In the event of default, the interest rate on the SFR Note would be increased by adding an additional 2.0%
●	Maturity date of December 1, 2026
●	Six interest only payments beginning January 1, 2022
●	Fifty-three principal and interest payments each month beginning July 1, 2022 in the amount of $4,633.05 each
●	Estimated final principal and interest balloon payment of $916,239.49 payable on December 1, 2026
●	Secured by the three single-family rental homes
●	Required minimum debt service coverage ratio of 1.10, measured annually based on audited financial statements, calculated as net operating income less distributions divided by required principal and interest payments, with net operating income defined as net income plus interest, depreciation, and amortization.

The scheduled maturities of the SFR Note for each of the twelve-month periods ending November 30 are as follows (in thousands):

Scheduled principal payments
2022	$7
2023	19
2024	19
2025	20
2026	19
Thereafter	916
$1,000

Lot Construction Obligations

In October 2020, November 2020, and February 2021, the Company entered separate contracts with KB Home, Melody (a DR Horton Company), Challenger Homes, and Lennar Colorado, LLC to sell 804 single-family attached and detached residential lots at Sky Ranch. This is the second development phase of Sky Ranch which incorporates approximately 250 acres, will be completed in four sub-phases, and is platted to include a total of 850 residential lots. The 46 lots not currently under contract to home builders are being retained for use in the Company’s single-family rental business. Pursuant to the contracts with the homebuilders, the Company and the Sky Ranch CAB are obligated to complete all construction activities required to deliver finished lots (i.e. lots ready for home construction) to the builders, including but not limited to grading, construction of wet and dry utilities, streets, curbs, and landscaping.

In February 2021, the Company began construction on the first subphase of the second development phase, which includes a total of 229 lots, 10 of which are being retained for use in the single-family rental business, and 219 of which are sold under contracts to the four homebuilders listed above. As of November 30, 2021, the Company received plats for all 229 lots and has substantially completed grading and all wet utilities, with construction of streets, sidewalks, and dry utilities underway. We expect to deliver the first 219 completed lots to the homebuilders during the summer of 2022. From the start of the second development phase through November 30, 2021, the Company has spent $8.8 million on construction activities in the second development phase, of which $6.8 million was for public improvements which the Company expects to be reimbursed by the Sky Ranch CAB. In the next eighteen months the Company anticipates spending an additional $11.7 million to complete 229 finished lots, including the 10 lots for the single-family rental business, in the first subphase of the second development phase, of which $10.4 million is estimated to be for public improvements which the Company believes will be reimbursed by the Sky Ranch CAB.

The Company believes it will take three years to complete construction for all 850 lots included in the four subphases of the second development phase and sell the 804 finished lots depending on the market conditions and permitting process.

NOTE 7 – SHAREHOLDERS’ EQUITY

The Company reserved 1.6 million shares of common stock for issuance to employees and directors pursuant to the Company’s 2014 Equity Incentive Plan (2014 Equity Plan). As of November 30, 2021 and August 31, 2021, there were 876,665 and 974,965 shares available for grant under the 2014 Equity Plan.  Prior to the effective date of the 2014 Equity Plan, the Company granted options and stock awards to eligible participants under its 2004 Incentive Plan (2004 Incentive Plan), which expired on April 11, 2014. No additional awards may be granted pursuant to the 2004 Incentive Plan.

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the three months ended November 30, 2021:

				Approximate
			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Options	Exercise Price	Contractual Term	(in thousands)
Outstanding at August 31, 2021	714,500	$7.80	6.06	$5,107
Granted	105,000	$13.37
Net settlement exercised	(13,167)	$7.81
Outstanding at November 30, 2021	806,333	$8.53	6.32	$4,864

Options exercisable at November 30, 2021	570,002	$7.42	5.18	$4,070

During the three months ended November 30, 2021, the Company had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. Net settlement exercises during the three months ended November 30, 2021 resulted in 6,467 shares issued and 6,700 options cancelled in settlement of shares issued.

The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan as for the three months ended November 30, 2021:

		Weighted Average
	Number	Grant Date
	of Options	Fair Value
Non-vested options outstanding at August 31, 2021	218,333	$4.04
Granted	105,000	$5.16
Vested	(87,002)	$4.21
Non-vested options outstanding at November 30, 2021 (a)	236,331	$4.48
(a)	All non-vested options are expected to vest.

For each of the three months ended November 30, 2021 and 2020, the Company recorded $0.1 million of stock-based compensation expense.

At November 30, 2021, the Company had unrecognized compensation expenses totaling $1.0 million relating to non-vested options that are expected to vest. The weighted-average period over which these options are expected to vest is approximately two and a half years.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Rangeview District

The Rangeview District and the Company’s agreements with the Rangeview District are described in greater detail in Note 14 to the 2021 Annual Report. Pursuant to these agreements, the Company provides funding to the Rangeview District for operations, construction and the Rangeview District’s participation in the “Wise Partnership.”

During the three months ended November 30, 2021 and 2020, the Company, through the Rangeview District, received metered water deliveries of 11 and 166 acre-feet of WISE water, paying less than $0.1 million and $0.3 million for this water. The cost of the water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2021, WISE water was $5.98 per thousand gallons and such rate will remain in effect through calendar 2021. Effective, January 1, 2022, WISE water is expected to increase to $6.13 per thousand gallons.

To date, the Company has capitalized the construction funding pursuant to the WISE Financing Agreement because the funding has been provided to build assets which provide capacity in the WISE infrastructure. The Company’s total investment in the WISE infrastructure as of November 30, 2021, is $6.3 million.

As detailed in Note 14 to the 2021 Annual Report, the Rangeview District and the Company have entered into two loan agreements. The first loan provided for borrowings of up to $250,000, is unsecured, and bears interest based on the prevailing prime rate plus 2% (5.25% at November 30, 2021). The maturity date of the loan is December 31, 2021, at which time it will automatically renew for another 12-month term. The second loan allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect. As of November 30, 2021, the principal and interest on both loan agreements totaled $1.1 million ($0.7 million of principal and $0.4 million of accrued interest). As of August 31, 2021, the principal and interest on both loan agreements totaled $1.2 million ($0.7 million of principal and $0.5 million of accrued interest). During the three months ended November 30, 2021, the Company received an interest payment of $0.1 million from the Rangeview District.

Sky Ranch Community Authority Board

The Sky Ranch Districts and the Sky Ranch CAB are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing service to the Company’s Sky Ranch property. The Sky Ranch CAB was formed to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. For the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District, directly or through the Sky Ranch CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property. To fund these improvements, the Company and the Sky Ranch CAB entered various funding agreements obligating the Company to advance funding to the Sky Ranch CAB for specified public improvements constructed from 2018 to 2023. All amounts owed under the agreements bear interest at a rate of 6% per annum. Any advances not paid or reimbursed by the Sky Ranch CAB by December 31, 2058 for first phase and December 31, 2060 for the second phase, shall be deemed forever discharged and satisfied in full.

As of November 30, 2021, the balance of the Company’s advances to the Sky Ranch CAB for improvements, including interest, net of reimbursements from the Sky Ranch CAB totaled $29.5 million. The advances have been used by the Sky Ranch CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the Sky Ranch CAB that have been certified by an independent third-party. The Company anticipates providing funding of $10.4 million for construction of public improvements to the Sky Ranch CAB in fiscal 2022 related to the first subphase of the second development phase at Sky Ranch.

In addition to the note receivable, the Sky Ranch CAB is obligated to refund the Company $0.5 million for the reimbursement of construction costs from the Southeast Metropolitan Stormwater Supply Authority (SEMSWA).  These costs will be distributed to the Sky Ranch CAB upon the acceptance of the stormwater infrastructure by SEMSWA in calendar year 2022. The Company records this reimbursable cost in Trade accounts receivable, net.

Nelson Pipeline Constructors LLC

Through a competitive bidding process the Sky Ranch CAB awarded Nelson Pipeline Constructors, LLC (Nelson) a contract to construct the wet utility pipelines in the second development phase of Sky Ranch. Nelson is a wholly-owned subsidiary of Nelson Infrastructure Services LLC, which is majority owned by the chairman of the Company’s board of directors.

NOTE 9 – SIGNIFICANT CUSTOMERS

The Company has significant customers in its operations. For the water and wastewater resource development segment, the Company primarily provides water and wastewater services on behalf of Rangeview District. The significant end users include all Sky Ranch homes in aggregate (21%) and one oil & gas operator (50%). For the land development segment and water and wastewater tap fees, which are reported within the water and wastewater resource development segment, significant customers include Lennar (30%), Challenger (28%) and KB Home (20%).

NOTE 10 – ACCRUED LIABILITIES

(In thousands)	November 30, 2021	August 31, 2021
Land development costs due to the Sky Ranch CAB - related party	$2,049	$2,243
Accrued compensation	329	729
Other operating payables	154	248
WISE water	15	62
Operating lease obligations	85	84
Property taxes	57	50
Professional fees	20	51
Rental deposits	9	—
Due to Rangeview - related party	—	638
Total	$2,718	$4,105

NOTE 11 – SEGMENT INFORMATION

The Company is required to report two operating segments which meet GAAP segment disclosure requirements, namely the water and wastewater resource development segment and the land development segment. A potential third segment, the single-family rentals, although not currently material to operations is presented within the operating segment for informational purposes.

The water and wastewater resource development business includes selling water services to customers, which water is provided by the Company using water rights owned or controlled by the Company, and developing infrastructure to divert, treat and distribute that water and collect, treat and reuse reclaimed wastewater. The land development segment includes all the activities necessary to develop and sell finished lots, which as of and for the three months ended November 30, 2021 and 2020, was done exclusively at the Company’s Sky Ranch Master Planned Community.

The tables below present the measure of profit and assets used to assess the performance of the segment for the periods presented:

	Three Months Ended November 30, 2021
	Water and
	wastewater
	resource
(In thousands)	development	Land development	Single-family rental	Total
Total revenue	$1,072	$3,193	$8	$4,273
Cost of revenue	(495)	(531)	(3)	(1,029)
Depreciation and depletion	(354)	—	—	(354)
Total cost of revenue	(849)	(531)	(3)	(1,383)
Gross profit	$223	$2,662	$5	$2,890

	Three Months Ended November 30, 2020
	Water and
	wastewater
	resource
(In thousands)	development	Land development	Single-family rentals	Total
Total revenue	$2,512	$2,356	$—	$4,868
Cost of revenue	(661)	(1,719)	—	(2,380)
Depreciation and depletion	(365)	—	—	(365)
Total cost of revenue	(1,026)	(1,719)	—	(2,745)
Gross profit	$1,486	$637	$—	$2,123

The following table summarizes total assets for the Company’s water and wastewater resource development business and land development business by segment. The assets consist of water rights and water and wastewater systems in the Company’s water and wastewater resource development segment and land, inventories and deposits in the Company’s land development segment. The Company’s other assets (“Corporate”) primarily consist of cash, cash equivalents, restricted cash, equipment, and related party notes receivables.

(In thousands)	November 30, 2021	August 31, 2021
Water and wastewater resource development	$57,158	$57,791
Land development	39,363	32,844
Single-family rental	1,008	—
Corporate	18,822	26,542
Total assets	$116,351	$117,177

NOTE 12 – EARNINGS PER SHARE

The Company’s earnings per share (EPS) was calculated by dividing net income attributable to common shareholders by the weighted-average shares of common stock outstanding during the period. Certain outstanding options are excluded from the diluted EPS calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease EPS). For the three months ended November 30, 2021 and 2020, the Company excluded 0 and 180,000 options as the impact was anti-dilutive.

	Three Months Ended
	November 30,	November 30,
(In thousands, except share and per share amounts)	2021	2020
Net income	$1,514	$845

Basic weighted average common shares	23,917,908	23,866,740
Effect of dilutive securities	301,328	169,739
Weighted average shares applicable to diluted earnings per share	24,219,236	24,036,479

Earnings per share - basic and diluted	$0.06	$0.04

NOTE 13 – INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items. As of November 30, 2021, the Company is estimating an annual effective tax rate of approximately 25%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year taking into account any items requiring discrete recognition. Income tax information for the three months ended November 30, 2021 and 2020 are as follows:

	Three Months Ended
	November 30,	November 30,
(In thousands)	2021	2020
Effective income tax rate	24.0%	24.6%
Income tax expense (benefit):
Current	$471	$134
Deferred	6	126
Total	$477	$260
Income taxes paid:
Federal	$3,450	$—
State	—	—
Total	$3,450	$—

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liability as of November 30, 2021 and August 31, 2021 are as follows:

(In thousands)	November 30, 2021	August 31, 2021
Deferred tax assets (liabilities):
Depreciation and depletion	$(2,282)	$(2,360)
Non-qualified stock options	561	547
Accrued compensation	56	141
Deferred revenues	29	41
Other	15	16
Net deferred tax liability	$(1,621)	$(1,615)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us,” “our” and "Pure Cycle" refer to Pure Cycle Corporation and all entities owned or controlled by Pure Cycle Corporation. You should read the following discussion in conjunction with our consolidated financial statements and accompanying notes, related MD&A and discussion of our business included in our Annual Report on Form 10-K for the year ended August 31, 2021 (“2021 Annual Report”) filed with the United States (U.S.) Securities and Exchange Commission (SEC) and the unaudited consolidated financial statements and accompanying notes included in this Form 10-Q. The results of operations reported and summarized below are not necessarily indicative of future operating results, and future results could differ materially from those anticipated in forward-looking statements (refer to “Disclosure Regarding Forward-Looking Statements” in this Form 10-Q; Part II, Item 1A. "Risk Factors" in this Form 10-Q; and Part I, Item 1A. “Risk Factors” in our 2021 Annual Report for further discussion).

We are a diversified water resource and land development company. At our core, we are a wholesale water and wastewater service provider, and we develop land we own into master planned communities. Our newest business is the development of single-family homes held for rental purposes. Both the land development and single-family home rental lines of business generate customers and usage fees for our water and wastewater development business.

Our Business Strategy

Over the past 30+ years, we have accumulated a large portfolio of valuable water rights and land interests in Colorado. We have added an extensive network of wholesale water production, storage, treatment and distribution systems, and wastewater collection and treatment systems that we use to serve domestic, commercial, and industrial customers in the eastern Denver metropolitan region. Our primary land asset, Sky Ranch, is in one of the most active development areas in the Denver metropolitan region along the rapidly developing I-70 corridor, and we are developing lots at Sky Ranch for residential, commercial, retail, and light industrial uses. We also have launched a single-family rental business where we are renting homes in Sky Ranch to families under annual lease agreements. We plan to expand this new line of business to more than 200 rental units over the next several years.

Although we currently report our results of operations in two segments, our water and wastewater resource development segment and our land development segment, we operate these segments as a cohesive business designed to provide a cost effective, sustainable, and value-added business enterprise. As our single-family rental business grows and becomes material, it could likely become our third reportable business segment.

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

We provide wholesale water and wastewater service to local governments, including the Rangeview Metropolitan District (Rangeview District), Arapahoe County, the Sky Ranch Community Authority Board (Sky Ranch CAB), and the Elbert and Highway 86 Commercial Metropolitan District (Elbert 86 District). Our mission is to provide sustainable, reliable, high-quality water to our customers and collect, treat, and reuse wastewater using advance water treatment systems, which produce high quality reclaimed water we can reuse for outdoor irrigation and industrial demands. By using and reusing our water supplies, we proactively manage our valuable water rights in the water-scarce Denver, Colorado region which dramatically reduces the environmental impact of our water resource operations. We design, permit, construct, operate and maintain wholesale water and wastewater systems that we own or operate on behalf of governmental entities. We also design, permit, construct, operate, and maintain retail distribution and collection systems that we own or operate on behalf of our governmental customers. Additionally, we handle administrative functions, including meter reading, billing and collection of monthly water and wastewater revenues, regulatory water quality monitoring, sampling, testing, and reporting requirements to the Colorado Department of Public Health and Environment.

Revenues for our water operations are dependent on us growing the number of customers we serve. If we are unable to add customers to our systems and sell taps to builders, our revenues could be negatively impacted. We currently are the developer of the Sky Ranch community which is the main driver of our tap sales. Additionally, prolonged periods of hot and dry weather generally cause increased water usage for watering lawns, washing cars, and keeping parks irrigated. Conversely, prolonged periods of dry weather could lead to drought restrictions and limited water availability. Despite our substantial water supply, customers may be required to cut back water usage under such drought restrictions which would negatively impact metered usage revenues. We have addressed some of this vulnerability by instituting minimum customer charges which are intended to cover fixed costs of operations under all likely weather conditions.

Land Development

Our Land Development segment is primarily focused on the developing the Sky Ranch Master Planned Community located along the booming I-70 corridor to provide residential, commercial, retail, and light industrial lots. Sky Ranch is zoned to include up to 3,400 single-family and multifamily homes, parks, open spaces, trails, recreational centers, and schools. Additionally, Sky Ranch is zoned to include over two million square feet of retail, commercial, and light industrial space, which is the equivalent of approximately 1,600 residential units, meaning the Sky Ranch community at build-out will include a total of roughly 5,000 residential and equivalent units. Our land development activities include the design, permitting, and construction of all the horizontal infrastructure, including, storm water, drainage, roads, curbs, sidewalks, parks, open space, trails, and other infrastructure to deliver “ready to build” finished lots to home builders and commercial customers. Our land development activities generate revenue from the sale of finished lots as well as construction revenues from activities where we construct infrastructure on behalf of others. Land development revenues come from our home builder customers under specific agreements for the delivery of finished lots. Additionally, pursuant to certain agreements with the Sky Ranch CAB and its related metropolitan districts, on their behalf we construct public infrastructure such as roads, curbs, storm water, drainage, sidewalks, parks, open space, trails etc., the costs of which are reimbursed to us by the Sky Ranch CAB through funds generated from property taxes, fees or the issuance of municipal bonds.

Our land development activities provide a strategic complement to our water and wastewater services because a significant component of any master planned community is providing high quality domestic water, irrigation water, and wastewater to the community. Having control over land and the water and wastewater services enables us to build infrastructure for potable water and irrigation distribution, wastewater and storm water collection, roads, parks, open spaces, and other investments efficiently and to manage delivery of these investments to match take-down commitments from our home builder customers without significant excess capacity in any of these investments.

We have been developing the Sky Ranch community since 2017. We are developing it in phases, which is anticipated to take at least ten years until its fully built out. In 2017, we began the initial development phase of Sky Ranch when we entered into separate contracts with Richmond American Homes, Taylor Morrison, and KB Home, pursuant to which we sold 505 total single-family, detached residential lots at Sky Ranch. Pursuant to these agreements, we were obligated to construct infrastructure and other public improvements as well as wholesale infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities), all of which are substantially complete as of November 30, 2021. As of November 30, 2021, we have incurred $35.8 million of the total estimated $35.9 million in costs related to the development of the first phase of Sky Ranch. We anticipate all the remaining estimated costs will be incurred during fiscal 2022. We believe most of the remaining costs will be reimbursable to us from the Sky Ranch CAB as described in greater detail below. The total cost of the initial development phase included $32.2 million of estimated public improvements which are reimbursable to us from the Sky Ranch CAB. Of this amount, as of November 30, 2021, we have received a total of $10.9 million in reimbursements from the Sky Ranch CAB. We believe remaining reimbursables, and associated interest, will be repaid to us from future fees, property taxes, and municipal bonds generated by the Sky Ranch CAB as the project continues to grow its assessed value and tax base. As homes at Sky Ranch have sold faster than anticipated (as of November 30, 2021, there are approximately 435 homes sold and occupied in the first development phase), and assessed values have exceeded early estimates, the Sky Ranch CAB has developed an established tax basis, which we believe supports the intent and ability of the Sky Ranch CAB to repay us being probable of occurrence. We also believe a substantial portion of the amounts owed to us by the Sky Ranch CAB will be repaid when the Sky Ranch CAB issues municipal bonds. We anticipate the next bond offering will be during our fiscal 2022.

During our fiscal 2021, we began construction on the second development phase at Sky Ranch. For this phase we entered into separate contracts with KB Home, Lennar Colorado, Melody (a DR Horton Company) and Challenger Homes to sell 804 single-family attached and detached residential lots at Sky Ranch. The second development phase will incorporate approximately 250 acres and is planned to be completed in four sub-phases. Due to our strong performance in the first phase of the Sky Ranch project, we were able to realize an approximate 40% increase in our average lot prices. For example, we increased our sales price for a 50’ foot lot from $75,000 to $108,000 and added an escalation clause that increases the prices depending on timing of payments. The timing of cash flows includes certain milestone deliveries such as the completion of governmental approvals for final plats, installation of wet utilities, and final completion of lot deliveries.

In February 2021, we began construction on the first subphase of the second development phase at Sky Ranch, which is platted for 229 residential lots. We have retained ten of these lots for use in our single-family rental business. As of November 30, 2021, we have received plats and substantially completed the grading and wet utilities installation for the first subphase. Contracts with three of the four homebuilders include milestone payments as construction progresses. We recognize the revenue earned under these contracts over time using the percentage of completion method to measure progress. As a result of the construction activities completed on this first subphase of the second development phase, we have received a total of $7.7 million in milestone payments. We estimate the first subphase is just over 43% complete, which resulted in the recognition of $2.7 million of lot sale revenue during the three months ended November 30, 2021. The final milestone payments of $3.6 million from these three builders will be due when we complete the lots, which is anticipated to be in fiscal 2022. The remaining $6.4 million of revenue will be recognized over time as the first subphase of construction is completed, which we expect to be substantially done with this first subphase within twelve-months.  The fourth builder contract is a finished lot contract recognized at the point-in-time control transfers to the builder, which means when we complete their 64 first subphase lots, anticipated to be in June 2022. We will receive $7.0 million in cash as control of the completed lots is transferred to that builder.

Payments for lot sales and the related revenue for the remaining three subphases of the second development phase will occur as construction of those phases occurs. We believe the next subphase construction will begin in the fall of 2022. We further believe it will take three years to complete construction and sell the finished lots in all four subphases of the second development phase, depending on the market conditions and permitting process.

In addition to the lot sales and reimbursables described above, from the start of development at Sky Ranch through November 30, 2021, we have received $14.2 million of water and wastewater tap fees from the three homebuilders, and we expect an additional $1.0 million of tap fees will be received during fiscal 2022 related to the first development phase. Timing of tap sales on the second development phase is dependent on when homebuilders begin requesting building permits. Total tap revenue from the 219 lots under contract with the homebuilders are dependent on lot sizes and average water use across a broad range of housing product types including duplexes and townhomes, which we estimate will exceed $4.0 million.

Single-Family Rentals

During our fiscal 2021, we launched a new line of business we are referring to as our single-family rental business. During our initial development phase of Sky Ranch, we retained ownership of four residential lots for use in this business. As of November 30, 2021, we have finished building three single-family homes which we own, maintain, and have leased to qualified renters under one-year lease terms. The fourth home is in the planning and permitting stage, and we expect to begin construction before the end of our second quarter of fiscal 2022. We intend to expand our single-family rentals in our second development phase of Sky Ranch by building and renting homes on the 46 lots we did not sell to our home builder partners.

We capitalize the costs of the homes and amortize the costs over five to thirty-years depending on the asset class. Lease income is recorded monthly as earned. We began recognizing monthly lease income for the first three rental units on November 1, 2021.

COVID-19

As the COVID-19 pandemic continues, we have continued to enforce many safety measures enacted to protect the health and well-being of our employees, customers, business partners, and their families. While state and local mandates have been eased, we continue to encourage voluntary vaccinations and healthy practices such as hand washing, disinfecting, social distancing, and face coverings when necessary. We have been able to maintain our level of efficiency with the use of video conferencing and electronic data sharing platforms. We were informed that our builder customers also took precautionary measures to ensure the safety of their employees, customers, business partners, and their families. These measures varied by builder. As a result, some of our builder customers reported material net housing order declines in 2021. However, they are also reporting material increases in orders since the stay-at-home orders have been reduced. The most dramatic impact on our operations has been the delay in inspections, the permit process and other activities requiring governmental agencies due to expansive work restrictions imposed on their operations. We expect COVID-19 to continue to play a role in potential delays related to the second filing at Sky Ranch due to rapidly changing governmental orders, city and country shutdowns, and public health concerns. Mainly, we have experienced delays in the permitting process through the county which has delayed the construction progress of the Phase two of the Sky Ranch development. All our operations are located in Colorado and travel and related restrictions have not impacted our operations. Like many other businesses, our contractors have experienced delays in receiving materials and parts, but we have been able to adjust our purchases and operations enough to reduce the impact this has had on our construction and other activities.

Results of Operations

Executive Summary

For the first quarter of fiscal 2022 we generated net income of $1.5 million or $0.06 per common share. This is an increase of 79.2% over the first quarter of fiscal 2021 net income of $0.8 million or $0.04 per common share. The growth in net income was positively impacted by increased lot sales due to construction of the second phase progressing, for which our margins increased substantially as a we are no longer recognizing reimbursable public improvements as part of the cost of development. Instead, they are now recorded as receivable from the Sky Ranch CAB. Additionally, we recognized interest income on the note receivable from the Sky Ranch CAB. These increases were partially offset by declines in water usage revenues from oil and gas sales, declines in tap sales and increases in general and administrative expenses.

Consolidated Results of Operations

	Three Months Ended
	November 30,	November 30,
(In thousands, except for water and lot deliveries and taps sold)	2021	2020	$ Change	% Change
Water and wastewater resource development revenue	$1,072	$2,512	$(1,440)	(57)%
Land development revenue	3,193	2,356	837	36%
Single-family rental	8	—	8	—%
Total revenue	4,273	4,868	(595)	(12)%

Water and wastewater development cost of revenue	(849)	(1,026)	(177)	(17)%
Land development cost of revenue	(531)	(1,719)	(1,188)	(69)%
Single-family rental cost of revenue	(3)	—	3	—%
Total cost of revenue	(1,383)	(2,745)	(1,362)	(50)%

General and administrative expense	(1,410)	(1,170)	240	21%
Other income, net	511	152	359	236%
Income taxes	(477)	(260)	217	83%
Net income	$1,514	$845	$669	79%

Basic EPS	$0.06	$0.04	$0.02	50%
Diluted EPS	$0.06	$0.04	$0.02	50%

Water delivered (thousands of gallons)	77,254	103,893	(26,639)	(26)%
Water and wastewater taps sold	9	36	(27)	(75)%

Total revenue decreased in the first quarter of fiscal 2022 as compared to 2021, primarily due to declines in water and wastewater tap sales and water used for oil and gas operations. Tap sales declined as the initial development phase at Sky Ranch is nearing completion and no taps have been sold in the second development phase as of November 30, 2021. Oil and gas operations declined due mainly to the first quarter of fiscal 2021 being positively impacted by a prepaid water purchase contract expiring unused resulting in recognition of revenue during that period that did not recur in fiscal 2022. The declines were offset partially by increased municipal water usage revenue due to the continued development of Sky Ranch and increased lot sales recorded as construction progresses on the second development phase.

Costs of revenue decreased in the first quarter of fiscal 2022 as compared to 2021 primarily due to decreases in land development costs due to phase one being nearly complete. Additionally, we are now recording the reimbursable public improvements as a receivable from the Sky Ranch CAB resulting in lower cost of sales being recorded for land development activities at Sky Ranch.

General and administrative expense increased in the first quarter of fiscal 2022 as compared to 2021 primarily due to increased head count and increases in certain legal and professional fees due to the second development phase at Sky Ranch.

Net other income increased in the first quarter of fiscal 2022 as compared to 2021 primarily due to interest income recognized on the outstanding note receivable related to reimbursable public improvements.

Income tax expense increased in the first quarter of fiscal 2022 as compared to 2021 primarily due to higher pre-tax net income during the quarter.

Water deliveries declined for the first quarter of fiscal 2022 as compared to 2021 primarily due to a decline in water sold to oil and gas operators.

Water and wastewater tap sales declined in the first quarter of fiscal 2022 as compared to 2021 due to timing of closings at Sky Ranch. Tap sales are driven by builders obtaining building permits in anticipation of home closings. No permits have been issued for the second development phase as of November 30, 2021, and two of the three builders are sold out in the first phase.

Water and Wastewater Resource Development Results of Operations

	Three Months Ended
	November 30,	November 30,
(In thousands, except for water deliveries)	2021	2020	$ Change	% Change
Metered water usage from:
Municipal water usage	$321	$167	$154	92%
Oil and gas operations usage	386	1,199	(813)	(68)%
Wastewater treatment fees	55	42	13	31%
Water and wastewater tap fees	261	1,083	(822)	(76)%
Other revenue	49	21	28	133%
Total segment revenue	1,072	2,512	(1,440)	(57)%

Water service costs	(289)	(545)	(256)	(47)%
Wastewater service costs	(129)	(92)	37	40%
Depreciation	(354)	(365)	(11)	(3)%
Other	(77)	(24)	53	221%
Total expenses	(849)	(1,026)	(177)	(17)%

Segment operating income	$223	$1,486	$(1,263)	(85)%

Water deliveries (thousands of gallons)
On Site	19,984	2,642	17,342	656%
Export - Commercial	6,106	2,353	3,753	159%
Sky Ranch	17,372	12,298	5,074	41%
Wild Pointe	6,942	6,496	446	7%
O&G operations	26,850	80,104	(53,254)	(66)%
Total water deliveries	77,254	103,893	(26,639)	(26)%

Municipal water usage increased in the first quarter of fiscal 2022 as compared to 2021 primarily due to new Sky Ranch customers in our water and wastewater resource development segment as well as increased water usage due to landscaping and irrigation usage.

Wastewater treatment fees increased in the first quarter of fiscal 2022 as compared to 2021 primarily due to new Sky Ranch customers in our water and wastewater resource development segment.

Water and wastewater tap sales declined in the first quarter of fiscal 2022 as compared to 2021 due to timing of closings at Sky Ranch. Tap sales are driven by building permit applications and are not contractually established with the builders, and no permits have been issued for the second development phase as of November 30, 2021, and two of the three builders are sold out in the first phase. During the three months ended November 30, 2021, the average price of a Sky Ranch water and wastewater tap was $34,000 per tap, compared to $31,000 per tap for the three months ended November 30, 2020.

Water service costs decreased during the first quarter of fiscal 2022 as compared to 2021 primarily due to the reduced purchase of WISE water for oil and gas operations.

Wastewater service costs increased during the first quarter of fiscal 2022 as compared to 2021 primarily due to the new Sky Ranch water reclamation facility being online for the entire quarter and requiring more staff to run.

Other costs of revenue increased during the first quarter of fiscal 2022 as compared to 2021 primarily due to costs to construct a special facility for WISE.

Water deliveries decreased during the first quarter of fiscal 2022 as compared to 2021 primarily due to the reduced water used in oil and gas operations offset by increased Export water usage, related to increased irrigation water usage, new Sky Ranch and Wild Pointe customers and increased landscaping and irrigation water usage in these neighborhoods.

Land Development Results of Operations

	Three Months Ended
	November 30,	November 30,
(In thousands, except for lots delivered)	2021	2020	$ Change	% Change
Lot sales	$2,945	$2,356	$589	25%
Project management revenue	248	—	248	—
Total revenue	3,193	2,356	837	36%

Land development construction	(528)	(1,669)	(1,141)	(68)%
Sky Ranch property tax	(3)	(50)	(47)	(94)%
Total costs of revenue	(531)	(1,719)	(1,188)	(69)%

Segment operating income	$2,662	$637	$2,025	318%

Lots delivered	—	—	—	—%

Lot sales revenue increased in first quarter of fiscal 2022 as compared to 2021 due to the progress made on the second development phase at Sky Ranch. Additionally, the price per lot for delivered lots in the second development phase increased on average 40% over the first development, but the entire second phase per lot revenue will remain consistent. Revenue for three of the four builder contracts in the second development phase are recognized over time with progress measured under the percent of completion method. Therefore, revenue will fluctuate due to timing of construction activities throughout the second phase.

In the first quarter of fiscal 2021 we did not recognize project management revenues due to the determination that reimbursable costs due from the Sky Ranch CAB were not deemed probable of collection. In the second quarter of fiscal 2021, we determined collection of project management fees was probable and after that point began recognizing project management fees as revenue.

Land development construction costs decreased in the first quarter of fiscal 2022 as compared to 2021 primarily due to phase one being nearly complete, and reimbursable public improvements being reflected as a receivable from the Sky Ranch CAB instead of as a cost of land development.

Sky Ranch property taxes decreased in the first quarter of fiscal 2022 as compared to 2021 primarily due to the improved lots being sold to the homebuilders. Our current basis in the Sky Ranch land is low as the land is not yet improved for residential and commercial use. All 505 of the initial lots have been sold to home builders.

Single-Family Rental Results of Operations

In fiscal 2021 we began construction on three homes that were completed and put into service on November 1, 2021. All three homes were rented effective November 1, 2021, under one year lease agreements. The revenues presented in the consolidated financial statements are for the first month of rent on all three homes, which will be recorded monthly throughout the terms of the leases. The costs reflected as cost of sales for the rental units include a pro-rata share of the annual property taxes and insurance related specifically to the rental units as well as immaterial fees related to the operations and maintenance assessments from the Sky Ranch CAB which are assessed to all homes in Sky Ranch. In the first quarter of fiscal 2022, we contracted for the construction of the fourth rental home, which we anticipate being completed and ready for rental near the end of our fiscal 2022.

Liquidity, Capital Resources and Financial Position

As of November 30, 2021, our working capital, defined as current assets less current liabilities, was $22.4 million, which included $12.9 million in cash and cash equivalents. We believe that as of November 30, 2021 and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next twelve months. Our expected obligations for the next twelve months are described below.

Sky Ranch Development

The first development phase at Sky Ranch is substantially complete, with approximately $0.2 million remaining to be spent. We began construction of the second development phase in February 2021. We estimate total costs to complete the 850 lots in the second phase of Sky Ranch to be $65.0 million. Of this, we anticipate spending $20.5 million in the next twelve months, and we anticipate receiving $17.9 million in milestone and completed lot payments from the home builders over the same period. We also believe we will receive payments from the Sky Ranch CAB against the note receivable in the next twelve months either from unencumbered funds at the Sky Ranch CAB due to recurring tax payments received by the Sky Ranch CAB or from one or more bond issuances. There are no assurances the Sky Ranch CAB will be able to issue bonds during this period; however, based on discussions with the Sky Ranch CAB board, we believe the Sky Ranch CAB will complete one or more bond offerings for at least $16.0 million in the next twelve months. We believe future revenues from water and wastewater tap fees as well as progress payments from our homebuilder customers and our existing cash balances will fund our obligations for the next 12 months.

ECCV Capacity Operating System

The Rangeview District may purchase water produced from East Cherry Creek Valley Water and Sanitation District’s (ECCV) Land Board system, which we would pay for pursuant to our funding agreements with the Rangeview District. Our costs associated with the use of the ECCV system were a flat fee of eight thousand dollars per month from January 1, 2013 through December 31, 2021. From January 1, 2021 through April 2032, the fee decreased to three thousand dollars per month. Additionally, we pay a fee per 1,000 gallons of water produced from the ECCV system, which is included in the water usage fees charged to customers. The ECCV system is anticipated to continue to cost us approximately ten thousand dollars per month to maintain going forward.

South Metropolitan Water Supply Authority (SMWSA) and the Water Infrastructure Supply Efficiency Partnership (WISE)

We have entered into a financing agreement that obligates us to fund the Rangeview District’s cost of participating in WISE. We anticipate investing $1.7 million in 2022 and $5.8 million in total for the fiscal years 2023 through 2025 to fund the Rangeview District’s obligation to purchase water and infrastructure for WISE, its obligations related to SMWSA, and the construction of a connection to the WISE system. In exchange for funding the Rangeview District’s obligations in WISE, we have the sole right to use and reuse the Rangeview District’s 9% share of the WISE water and infrastructure to provide water service to the Rangeview District’s customers and to receive the revenue from such service. Our current WISE subscription entitles us to approximately three million gallons per day of transmission pipeline capacity and 900 acre feet per year of water.

Summary Cash Flows Table

	Three Months Ended
(In thousands)	November 30, 2021	November 30, 2020	$ Change	% Change
Cash (used) provided by:
Operating activities	$(5,954)	$6	$5,948	99,141%
Investing activities	$(2,248)	$(499)	$1,749	350%
Financing activities	$1,000	$(1)	$999	99,900%

Operating activities during the first quarter of fiscal 2022 used a net $5.9 million of cash, which is due to positive net income for the quarter being offset by income tax payments, use of cash to fund public improvements at Sky Ranch, and timing of when we remitted payables to vendors.

Investing activities during the first quarter of fiscal 2022 used $2.2 million in cash. The majority of this was related to the land development activities in the second phase of Sky Ranch.

Financing activities during the first quarter of fiscal 2022 produced $1.0 million of cash, mainly from us receiving $1.0 million in proceeds from a loan to fund construction of the new single-family rental units.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangement consists of the contingent portion of the CAA as described in Note 7 to the 2021 Annual Report.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included in our 2021 Annual Report. With the exception of updates to significant accounting policies discussed in Note 1 of this Quarterly Report on Form 10-Q, the accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three months ended November 30, 2021 are the same as those described in our 2021 Annual Report. There have been no changes to our critical accounting policies during the quarter ended November 30, 2021. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited condensed consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our 2021 Annual Report.

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

The President and the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures during our fiscal 2021, as well as of November 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the fiscal 2021 evaluation, the President and the Chief Financial Officer each concluded that, during fiscal 2021 and as of November 30, 2021, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting resulting from ineffective controls related to management’s preparation and review of spreadsheets which compromised the integrity of the spreadsheets used to support and record transactions related to the public improvement reimbursable amounts and related interest income. To address this material weakness, management devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting by implementing additional steps in the review process of various complex schedules that support accounting entries on a monthly and quarterly basis or moving these manual tracking and reconciliation processes to a more automated process through the purchase of a software system. Management will continue to assess the new controls and procedures throughout fiscal 2022 before it is able to conclude the material weakness over internal controls is fully remediated.

Changes in Internal Control Over Financial Reporting

No significant changes were made to our internal control over financial reporting during our most recently completed fiscal quarter outside of those activities described under the Evaluation of Disclosure Controls and Procedures. The Company is continuing to assess additional modifications to its internal controls required to remediate the material weakness noted above and ensure other spreadsheet controls are properly designed and operating effectively.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this filing, the Company and its operations continue to be subject to the risk factors previously disclosed in "Part I. Item 1A. Risk Factors" of our 2021 Annual Report.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover page formatted as inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

PURE CYCLE CORPORATION

/s/ Kevin B. McNeill
Kevin B. McNeill
Vice President and Chief Financial Officer

January 10, 2022