Form 10-Q
period 2022-02-28
PURE CYCLE CORP
filed 2022-04-11
CIK 276720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,958,522 shares of 1/3 of $.01 par value common stock as of April 7, 2022.

PURE CYCLE CORPORATION

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts contained in this Quarterly Report on Form 10-Q, or incorporated by reference into the most recent Annual Report on Form 10-K, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “anticipate,” “seek,” “project,” “future,” “likely,” “believe,” “may,” “should,” “could,” “will,” “estimate,” “expect,” “plan,” “intend” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements include statements relating to, among other things:

●	future water supply needs in Colorado and how such needs will be met;
●	anticipated increases in residential and commercial demand for water services and competition for these services;
●	estimated population increases in the Denver metropolitan area and the South Platte River basin;
●	plans for, and the efficiency of, development of our Sky Ranch property;
●	our competitive advantage;
●	the impact of individual housing and economic cycles on the number of connections we can serve with our water;
●	the number of new water connections needed to recover the costs of our water supplies;
●	the number of units planned for development at Sky Ranch;
●	the timing of the completion of construction and sale of finished lots at Sky Ranch;
●	the number of lots expected to be delivered in a fiscal period;
●	anticipated financial results from development of our Sky Ranch property;
●	estimated tap fees to be generated from the development of the various phases of Sky Ranch;
●	anticipated expansion and rental dates for our single-family rental units;
●	anticipated revenues and cash flows from our single-family rental units;
●	timing of and interpretation of royalties to the State Board of Land Commissioners;
●	participation in regional water projects, including “WISE” and the timing and availability of water from, and projected costs related to, WISE;
●	increases in future water or wastewater tap fees;
●	our ability to collect fees and charges from customers and other users;
●	the estimated amount of reimbursable costs for Sky Ranch and the collectability of reimbursables;
●	anticipated timing and amount of, and sources of funding for, (i) capital expenditures to construct infrastructure and increase production capacities, (ii) compliance with water, environmental and other regulations, and (iii) operations, including delivery and treatment of water and wastewater;
●	capital required and costs to develop Sky Ranch;
●	anticipated development of other filings concurrently with the second filing of Sky Ranch;
●	plans to provide water for drilling and hydraulic fracturing of oil and gas wells;
●	changes in oil and gas drilling activity on our property, on the Lowry Range, or in the surrounding areas;
●	estimated costs of earthwork, erosion control, streets, drainage and landscaping at Sky Ranch;
●	the anticipated revenues from customers in the Rangeview District, Sky Ranch Districts, and Elbert & Highway 86 District;
●	plans for the use and development of our water assets and potential delays;
●	estimated number of connections we can serve with our existing water rights;
●	factors affecting demand for water;
●	our ability to meet customer demands in a sustainable and environmentally friendly way;
●	our ability to reduce the amount of up-front construction costs for water and wastewater systems;
●	costs and plans for treatment of water and wastewater;
●	anticipated number of deep-water wells required to continue expanding and developing our Rangeview Water Supply;
●	expenditures for expenses and capital needs of the Rangeview District;
●	regional cooperation among area water providers in the development of new water supplies and water storage, transmission and distribution systems as the most cost-effective way to expand and enhance service capacities;
●	plans to drill water walls into aquifers located beneath the Lowry Range and the timing and estimated costs of such a build out;
●	sufficiency of tap fees to fund infrastructure costs of the Rangeview District;
●	our ability to assist Colorado “Front Range” water providers in meeting current and future water needs;
●	plans to use raw water, effluent water or reclaimed water for agricultural and irrigation uses;

●	factors that may impact labor and material costs;
●	use of third parties to construct water and wastewater facilities and Sky Ranch lot improvements;
●	plans to utilize fixed-price contracts;
●	estimated supply capacity of our water assets;
●	our belief that we will continue to exceed, market expectations with the delivery of our lots at Sky Ranch;
●	our ability to comply with permit requirements and environmental regulations and the cost of such compliance;
●	the impact of water quality, solid waste disposal and environmental regulations on our financial condition and results of operations;
●	negotiation of payment terms for fees;
●	the future impacts of COVID-19 on our business;
●	the impact of any downturn in the homebuilding and credit markets on our business and financial condition;
●	the recoverability of water and wastewater service costs from rates;
●	forfeitures of option grants, vesting of non-vested options and the fair value of option awards;
●	the sufficiency of our working capital and financing sources to fund our operations;
●	estimated costs of public improvements to be funded by Pure Cycle and constructed on behalf of the Sky Ranch Community Authority Board;
●	service life of constructed facilities;
●	accounting estimates and the impact of new accounting pronouncements;
●	the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting; and
●	our belief that we will remediate our material weakness.

Forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. There are no assurances that any of our expectations will be realized and actual results could differ materially from those in such statements. Factors that could cause actual results to differ from those contemplated by such forward-looking statements include, without limitation:

●	outbreaks of disease, including the COVID-19 pandemic, and related stay-at-home orders, quarantine policies and restrictions on travel, trade and business operations, and the related impacts to the general economy;
●	political and economic instability, whether resulting from natural disasters, wars, terrorism, pandemics or other sources;
●	our ability to successfully expand our single-family home rental business and rent our single-family homes at rates sufficient to cover our costs;
●	the timing of new home construction and other development in the areas where we may sell our water, which in turn may be impacted by credit availability;
●	population growth;
●	changes in employment levels, job and personal income growth and household debt-to-income levels;
●	changes in consumer confidence generally and confidence of potential home buyers in particular;
●	declines in property values which impacts tax revenue to the Sky Ranch Community Authority Board which would impact their ability to repay us;
●	changes in the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;
●	timing of oil and gas development in the areas where we sell our water;
●	the market price of homes, rental rates, and water, oil and gas prices;
●	changes in customer consumption patterns;
●	changes in applicable statutory and regulatory requirements;
●	changes in governmental policies and procedures, including with respect to land use and environmental and tax matters;
●	changes in interest rates;
●	changes in private and federal mortgage financing programs and lending practices;
●	uncertainties in the estimation of water available under decrees;
●	uncertainties in the estimation of number of connections we can service with our existing water supplies;
●	uncertainties in the estimation of costs of delivery of water and treatment of wastewater;
●	uncertainties in the estimation of the service life of our systems;
●	uncertainties in the estimation of costs of construction projects;

●	uncertainties in the amount of reimbursable costs we may ultimately collect;
●	the strength and financial resources of our competitors;
●	our ability to find and retain skilled personnel;
●	climatic and weather conditions, including floods, droughts and freezing conditions;
●	turnover of elected and appointed officials and delays caused by political concerns and government procedures;
●	availability and cost of labor, material and equipment;
●	engineering and geological problems;
●	environmental risks and regulations;
●	our ability to raise capital;
●	changes in corporate tax rates;
●	our ability to negotiate contracts with customers;
●	uncertainties in water court rulings;
●	security and cyberattacks, including unauthorized access to confidential information on our information technology systems; and
●	the factors described under “Risk Factors” in Part II Item 1A of the Company’s most recent Annual Report on Form 10-K.

We undertake no obligation, and disclaim any obligation, to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise. All forward-looking statements are expressly qualified by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares)	February 28, 2022	August 31, 2021
ASSETS:	(unaudited)
Current assets:
Cash and cash equivalents	$5,215	$20,117
Trade accounts receivable, net	2,038	1,532
Prepaid expenses and other assets	975	458
Land under development	1,080	608
Notes receivable - reimbursable public improvements - related party	16,000	16,000
Total current assets	25,308	38,715
Restricted cash	2,328	2,327
Investments in water and water systems, net	53,250	53,786
Construction in progress	2,731	3,304
Single-family rental units	997	—
Land and mineral rights:
Held for development	7,872	5,924
Held for investment purposes	451	451
Other assets	2,494	2,591
Notes receivable – related parties, including accrued interest:
Reimbursable public improvements	16,963	8,794
Other	884	1,163
Operating leases - right of use assets, less current portion	83	122
Total assets	$113,361	$117,177

LIABILITIES:
Current liabilities:
Accounts payable	$873	$1,787
Accrued liabilities	1,005	1,224
Accrued liabilities – related parties	668	2,881
Income taxes payable	87	4,163
Deferred lot sale revenues	1,203	1,995
Deferred water sales revenues	439	410
Debt, current portion	12	—
Total current liabilities	4,287	12,460
Participating interests in export water supply	324	325
Debt, less current portion	988	—
Deferred tax liability, net	1,410	1,615
Lease obligations - operating leases, less current portion	—	37
Total liabilities	7,009	14,437
Commitments and contingencies
SHAREHOLDERS’ EQUITY:
Series B preferred shares par value $0.001 per share, 25 million authorized; 432,513 issued and outstanding (liquidation preference of $432,513)	—	—
Common shares par value 1/3 of $.01 per share, 40.0 million authorized; 23,958,522 and 23,916,633 outstanding, respectively	80	80
Additional paid-in capital	173,918	173,513
Accumulated deficit	(67,646)	(70,853)
Total shareholders’ equity	106,352	102,740
Total liabilities and shareholders’ equity	$113,361	$117,177

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except share information)	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Revenues:
Metered water usage from:
Municipal customers	$83	$74	$404	$241
Commercial customers	1,527	583	1,913	1,782
Wastewater treatment fees	64	51	119	93
Water and wastewater tap fees	913	1,583	1,174	2,666
Lot sales	1,629	515	4,574	2,871
Project management fees	200	1,548	448	1,548
Single-family rentals	26	—	34	—
Special facility projects and other	222	385	270	406
Total revenues	4,664	4,739	8,936	9,607

Expenses:
Water service operations	570	213	859	758
Wastewater service operations	99	64	228	156
Land development construction costs	295	269	826	1,988
Project management costs	46	—	46	—
Single-family rental costs	4	—	7	—
Depletion and depreciation	352	354	706	719
Other	141	363	219	387
Total cost of revenues	1,507	1,263	2,891	4,008

General and administrative expenses	1,552	1,342	2,876	2,428
Depreciation	97	76	182	160
Operating income	1,508	2,058	2,987	3,011

Other income:
Interest income - related party	525	1,448	888	1,463
Recognition of public improvement reimbursables - related party	—	18,894	—	18,894
Reimbursement of construction costs - related party	—	485	—	485
Oil and gas royalty income, net	110	76	207	151
Oil and gas lease income, net	48	48	96	100
Other, net	14	10	25	20
Interest expense, net	(11)	—	(18)	—
Income from operations before income taxes	2,194	23,019	4,185	24,124
Income tax expense	501	5,667	978	5,927
Net income	$1,693	$17,352	$3,207	$18,197

Earnings per common share - basic and diluted
Basic	$0.07	$0.73	$0.13	$0.76
Diluted	$0.07	$0.72	$0.13	$0.76
Weighted average common shares outstanding:
Basic	23,944,141	23,881,655	23,931,307	23,874,198
Diluted	24,184,161	24,092,349	24,194,579	24,064,414

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended February 28, 2022
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at November 30, 2021	432,513	$—	23,923,100	$80	$173,625	$(69,339)	$104,366
Stock option exercises	—	—	23,422	—	34	—	34
Stock granted for services	—	—	12,000	—	159	—	159
Share-based compensation	—	—	—	—	100	—	100
Net income	—	—	—	—	—	1,693	1,693
Balance at February 28, 2022	432,513	$—	23,958,522	$80	$173,918	$(67,646)	$106,352

	Three Months Ended February 28, 2021
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at November 30, 2020	432,513	$—	23,868,216	$80	$173,013	$(90,118)	$82,975
Stock option exercises	—	—	8,159	—	14	—	14
Stock granted for services	—	—	12,000	—	136	—	136
Share-based compensation	—	—	—	—	91	—	91
Net income	—	—	—	—	—	17,352	17,352
Balance at February 28, 2021	432,513	$—	23,888,375	$80	$173,254	$(72,766)	$100,568

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Six Months Ended February 28, 2022
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2021	432,513	$—	23,916,633	$80	$173,513	$(70,853)	$102,740
Stock option exercises	—	—	29,889	—	34	—	34
Stock granted for services	—	—	12,000	—	159	—	159
Share-based compensation	—	—	—	—	212	—	212
Net income	—	—	—	—	—	3,207	3,207
Balance at February 28, 2022	432,513	$—	23,958,522	$80	$173,918	$(67,646)	$106,352

	Six Months Ended February 28, 2021
	Preferred Stock		Common Stock		Additional	Accumulated
(in thousands, except shares)	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance at August 31, 2020	432,513	$—	23,856,098	$80	$172,927	$(90,963)	$82,044
Stock option exercises	—	—	20,277	—	14	—	14
Stock granted for services	—	—	12,000	—	136	—	136
Share-based compensation	—	—	—	—	177	—	177
Net income	—	—	—	—	—	18,197	18,197
Balance at February 28, 2021	432,513	$—	23,888,375	$80	$173,254	$(72,766)	$100,568

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
(In thousands)	February 28, 2022	February 28, 2021
Cash flows from operating activities:
Net income	$3,207	$18,197
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and depletion	888	879
Share-based compensation expense	371	313
Deferred water sales revenue	29	(2,346)
Interest added to note receivable - related party, other	(25)	—
Deferred income taxes	(205)	71
Land under development	(472)	108
Trade accounts receivable	(506)	(261)
Prepaid expenses	(596)	72
Deferred lot sale revenues	(792)	—
Accounts payable and accrued liabilities	(3,341)	(1,432)
Taxes payable net of taxes receivable	(4,076)	5,855
Change in note receivable from Sky Ranch CAB	(8,169)	(21)
Other assets and liabilities	2	(56)
Recognition of public improvement reimbursables	—	(21,466)
Net cash used by operating activities	(13,685)	(87)

Cash flows from investing activities:
Net payments received on note receivable - related party, other	304	—
Investments in land held for development	(1,948)	—
Investments in water and water systems	(463)	(880)
Construction costs of single-family rentals	(142)	—
Purchase of property and equipment	—	(79)
Net cash used by investing activities	(2,249)	(959)

Cash flows from financing activities:
Proceeds from notes payable	1,000	—
Proceeds from option exercises	34	14
Payments to contingent liability holders	(1)	(2)
Net cash provided by financing activities	1,033	12
Net change in cash, cash equivalents and restricted cash	(14,901)	(1,034)
Cash, cash equivalents and restricted cash – beginning of period	22,444	21,797
Cash, cash equivalents and restricted cash – end of period	$7,543	$20,763
Cash and cash equivalents	$5,215	$20,482
Restricted cash	2,328	281
Total cash, cash equivalents and restricted cash	$7,543	$20,763

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES
Income taxes paid	$5,260	$—
Change in reimbursable public improvements included in accounts payable and accrued liabilities	$668	$—
Transfer of land development costs to other assets	$—	$484
Transfer of land development costs to land under development	$—	$467
Change in land under development included in accounts payable and accrued liabilities	$—	$374
Change in investments in water and water systems included in accounts payable and accrued liabilities	$—	$90

See accompanying Notes to the Consolidated Financial Statements

PURE CYCLE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2022

NOTE 1 – PRESENTATION OF INTERIM INFORMATION

The accompanying unaudited consolidated financial statements have been prepared by Pure Cycle Corporation (Company) and include all adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company as of and for the three and six months ended February 28, 2022 and 2021. The August 31, 2021 balance sheet was derived from the Company’s audited consolidated financial statements.

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

Coronavirus (COVID-19)

Since January 2020, the COVID-19 pandemic has caused substantial disruption in international and U.S. economies and markets. The impacts of the pandemic are continuing but have lessened as vaccines have become widely available in the U.S, although there have been periodic increases in the number of cases in the U.S. due to the spread of COVID-19 variants. The pandemic has resulted in government restrictions of various degrees and effective at various times, including stay-at-home orders, bans on travel, limitations on the size of gatherings, limitations on the operations of businesses deemed non-essential, closures of work facilities, schools, public buildings and businesses, cancellation of events (including entertainment events, conferences, and meetings), quarantines, mask mandates and social distancing measures. Due to the outbreak of COVID-19 and related restrictions, the second development phase of Sky Ranch was delayed due to the extended time taken to approve the platted lots through the county government.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used to account for certain items such as revenue recognition, reimbursable costs, costs of revenue for lot sales, share-based compensation, deferred tax asset valuation, and the useful lives and recoverability of long-lived assets. Actual results could differ from those estimates and assumptions due to risks and uncertainties, including uncertainty in the current economic environment.

During fiscal 2021, the Company determined the reimbursable public improvements, project management fees and interest income related to the Sky Ranch community being developed by the Company were probable of collectability. Historically, due to a lack of tax base and no operating history for the Sky Ranch Community Authority Board (Sky Ranch CAB), the Company was unable to estimate when or if it would receive payment for these items and deferred recognition of them until cash was received. As a result of an established and growing tax base resulting from the success of the initial development, increases in housing values in Colorado, added mill levies, and additional unencumbered fees received by the Sky Ranch CAB, the Company believes repayment of the public improvements, payment of the project management fees, and interest income are deemed probable. Based on this the Company has recognized these items in the consolidated financial statements. The timing and amount of potential payments have been estimated based on growth trends utilizing current assessed values and historic growth rates which have been projected to current and contracted lot sales through the contractual obligation period.

Reclassifications

The Company has reclassified certain prior year information to conform to the current year presentation.

NOTE 2 – REIMBURSABLE PUBLIC IMPROVEMENTS AND NOTE RECEIVABLE FROM THE SKY RANCH CAB

The note receivable from the Sky Ranch CAB reports the balances owed by the Sky Ranch CAB to the Company for reimbursable public improvements, project management fees, and interest accrued on the unpaid balances related to the ongoing development of the Sky Ranch master planned community, which is described in greater detail in Note 1 and Note 14 to the 2021 Annual Report. The Company has advanced funds to the Sky Ranch CAB for the cost of public improvements at Sky Ranch which are the ultimate responsibility of the Sky Ranch CAB.  During the second quarter of fiscal 2021, the Company determined that the Sky Ranch CAB would be able to repay the Company for those improvements, along with the project management fees and interest on these expenses. Upon that determination, the Company began recording the reimbursable public improvements as a receivable from the Sky Ranch CAB (as opposed to the costs being initially capitalized as land under development and subsequently expensed as land development construction costs) and began recognizing project management fee revenue and interest income on the entire note receivable from the Sky Ranch CAB. Prior to that date, payment was not deemed to be probable; therefore, the Company capitalized those costs as land under development and subsequently expensed the reimbursable public improvements and did not recognize any project management fees or interest income due to the uncertainty of collectability. During the three and six months ended February 28, 2022, the Company spent $2.7 million and $6.8 million on public improvements which are payable by the Sky Ranch CAB to the Company and added to the note receivable from the Sky Ranch CAB. Additionally, for the three and six months ended February 28, 2022, project management fees owed to the Company of $0.2 million and $0.4 million, and interest income on the outstanding note receivable of $0.5 million and $0.9 million were also added to the note receivable.

Public improvements which are not probable of reimbursement at the time of being incurred are considered contract fulfillment costs and are expensed as land development construction costs as incurred. If public improvement costs are deemed probable of collection, the costs are recognized as notes receivable - related party. The Company assesses the collectability of the note receivable from the Sky Ranch CAB, which includes reimbursable public improvements, project management fees and the related interest income, when events or circumstances indicate the amounts may not be recoverable. The Sky Ranch CAB has an obligation to repay the Company, but the ability of the Sky Ranch CAB to do so before the contractual termination dates is dependent upon the establishment of a tax base or other fee generating activities sufficient to fund reimbursable costs incurred.

The following table summarizes the activity and balances associated with the reimbursable public improvements, project management fees, and accrued interest, all of which are included in the note receivable from the Sky Ranch CAB:

(In thousands)	Balances at August 31, 2021	Activity during the six months ended February 28, 2022	Amounts payable by the Sky Ranch CAB at February 28, 2022
Phase 1
Reimbursable public improvements and other	$17,645	$335	$17,980
Accrued interest	2,526	676	3,202
Project management services	1,570	16	1,586
Phase 1 reimbursable costs	$21,741	$1,027	$22,768

Phase 2
Reimbursable public improvements and other	$2,935	$6,498	$9,433
Accrued interest	33	212	245
Project management services	85	432	517
Phase 2 reimbursable costs	$3,053	$7,142	$10,195

Total reimbursable costs	$24,794	$8,169	$32,963

Total reimbursable costs	$24,794	$8,169	$32,963
Less current portion	16,000	—	16,000
Non-current reimbursable costs	$8,794	$8,169	$16,963

The note receivable from the Sky Ranch CAB accrues interest at 6% per annum.

NOTE 3 – REVENUES, FEES AND OTHER INCOME ITEMS

Water, wastewater and land development revenue

The Company’s revenue is primarily generated from the sale of lots to homebuilders, sales of water and wastewater taps, and metered water and wastewater usage. Detailed descriptions of the policies related to revenue recognition are included in Note 2 to the 2021 Annual Report.

The following describes significant components of revenue for the three and six months ended February 28, 2022 and 2021.

Sale of finished lots – For the three months ended February 28, 2022 and 2021, the Company recognized $1.6 million and $0.5 million of lot sale revenue, which was recognized using the percent-of-completion method for development costs incurred on contracts that are satisfied over time and are ongoing at Sky Ranch. For the six months ended February 28, 2022 and 2021, the Company recognized $4.6 million and $2.9 million of lot sale revenue, which was recognized using the percent-of-completion method for development costs incurred on contracts that are satisfied over time and are ongoing at Sky Ranch. As of February 28, 2022, the first phase is 99.9% complete and the first subphase of the second development phase is 57.5% complete.

The Company also recognizes revenue from the sale of finished lots, whereby the home builder pays for a ready-to-build finished lot and the sales price is paid in a lump-sum upon completion of the finished lot that is permit ready. The Company recognizes revenues at the point in time of the closing of the sale of a finished lot in which control transfers to the builder as the transaction cycle is complete and the Company has no further obligations for the lot. For the three months ended February 28, 2022 and 2021, the Company recognized no revenue from ready-to-build finished lots. For the six months ended February 28, 2022 and 2021, the Company recognized $0 and $1.6 million from ready-to-build finished lots.

Water and wastewater tap fees – During the three months ended February 28, 2022 and 2021, the Company sold a total of 27 and 51 water and wastewater taps generating $0.9 million and $1.6 million in tap fee revenues. During the six months ended February 28, 2022 and 2021, the Company sold a total of 36 and 87 water and wastewater taps generating $1.2 million and $2.7 million in tap fee revenues. These taps were all sold at Sky Ranch and Wild Pointe.

Project management services – During the three months ended February 28, 2022 and 2021, the Company recognized $0.2 million and $1.5 million of project management revenue for managing the Sky Ranch development process. During the six months ended February 28, 2022 and 2021, the Company recognized $0.4 million and $1.5 million of project management revenue for managing the Sky Ranch development process. During the second quarter of fiscal 2021, the Company determined the Sky Ranch CAB would be able to pay the Company for project management services and began recognizing this revenue. Prior to that date, payment was not deemed to be probable; therefore, the Company had deferred recognition of the project management fees income it had earned.

Single-family rental income

In November 2021, the Company began renting single-family homes and began recognizing lease income related to these rental units. The Company generally rents its single-family properties under non-cancelable lease agreements with a term of one year.  Rental and other property revenues represented less than 1.0% of our total revenue for the three and six months ended February 28, 2022. The Company has begun construction on a fourth house and reserved an additional 46 lots in the second development phase of Sky Ranch for rental units; therefore, the Company believes this could become a reportable operating segment in the future once its operations become material.

Undeveloped land sale and cash-in-lieu to school district

During the six months ended February 28, 2022, the Company entered various agreements to sell approximately 32 acres of undeveloped land in Sky Ranch for $1.6 million to a charter school operator for the purpose of constructing and operating a charter school. Simultaneously, pursuant to dedication standards issued by Arapahoe County (the county where Sky Ranch is located), the Company agreed to a $1.6 million cash-in-lieu payment to the Bennett School District to assist the school district with providing education facilities to the Sky Ranch Master Planned Community. The land sale agreements include requirements for the Company to construct, or have constructed, certain improvements leading to the school site such as roads, sidewalks, and landscaping, all of which were already planned to be constructed as part of the overall master development of Sky Ranch. The Company determined the transaction was consummated in February 2022, when all pre-closing conditions were satisfied, and proceeds were received.

Deferred revenue

Changes and balances of the Company’s deferred revenue accounts by segment are as follows:

	Water and Wastewater Resource Development	Land Development	Total

(In thousands)	Three Months Ended February 28, 2022
Balance at November 30, 2021	$271	$2,831	$3,102
Revenue recognized	(202)	(1,628)	(1,830)
Revenue deferred	370	-	370
Balance at February 28, 2022	$439	$1,203	$1,642

	Three Months Ended February 28, 2021
Balance at November 30, 2020	$713	$1,462	$2,175
Revenue recognized	(453)	(2,698)	(3,151)
Revenue deferred	-	2,231	2,231
Balance at February 28, 2021	$260	$995	$1,255

	Water and Wastewater Resource Development	Land Development	Total

(In thousands)	Six Months Ended February 28, 2022
Balance at August 31, 2021	$410	$1,995	$2,405
Revenue recognized	(341)	(4,575)	(4,916)
Revenue deferred	370	3,783	4,153
Balance at February 28, 2022	$439	$1,203	$1,642

	Six Months Ended February 28, 2021
Balance at August 31, 2020	$1,965	$1,635	$3,600
Revenue recognized	(1,705)	(2,871)	(4,576)
Revenue deferred	-	2,231	2,231
Balance at February 28, 2021	$260	$995	$1,255

The Company receives deposits or pre-payments from oil and gas operators to reserve water for use in future well drilling operations. When the operators use the water, the Company recognizes the revenue for these payments in the metered water usage from the commercial customers line on the statement of operations.

The Company recognizes certain lot sales over time as construction activities progress for lots sold pursuant to lot development agreements and not when payment is received. For example, the Company may receive milestone payments before revenue can be recognized (i.e., prior to the Company completing cumulative progress which faithfully represents the transfer of goods and services to the customer) which results in the Company recording deferred revenue. The Company recognizes this revenue into income as construction activities progress, measured based on costs incurred compared to total estimated costs of the project, which management believes is a faithful representation of the transfer of goods and services to the customer.

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

As of February 28, 2022, the Company has one Level 2 liability, the SFR Note (defined in Note 6) entered in November 2021, for which the Company has determined the valuation of the liability can be obtained from readily available pricing sources via independent providers for market transactions involving similar liabilities. As of August 31, 2021, the Company had no Level 2 assets or liabilities.

There were no transfers between Level 1, 2 or 3 categories during the three or six months ended February 28, 2022 or 2021.

NOTE 5 – WATER, LAND AND OTHER FIXED ASSETS

The Company’s water rights and current water and wastewater service agreements, including capitalized terms not defined herein, are more fully described in Note 4 to the 2021 Annual Report.

Investment in Water and Water Systems

The Company’s Investments in water and water systems consist of the following costs and accumulated depreciation and depletion:

	February 28, 2022		August 31, 2021
		Accumulated		Accumulated
		Depreciation		Depreciation
(In thousands)	Costs	and Depletion	Costs	and Depletion
Rangeview water system	$17,640	$(1,779)	$17,526	$(1,470)
Rangeview water supply	14,675	(17)	14,622	(17)
Water supply – Other	7,566	(1,594)	7,569	(1,433)
Sky Ranch water rights and other costs	7,327	(1,179)	7,338	(1,087)
Sky Ranch pipeline	5,740	(889)	5,727	(793)
Lost Creek water supply	3,374	—	3,374	—
Fairgrounds water and water system	2,900	(1,371)	2,900	(1,327)
Wild Pointe service rights	1,632	(775)	1,632	(775)
Totals	60,854	(7,604)	60,688	(6,902)
Net investments in water and water systems	$53,250		$53,786

Construction in Progress

Construction in progress represents costs incurred on various construction projects currently underway, that as of the balance sheet date have not been completed and placed into service. The construction in progress account consists primarily of water facilities being constructed which the Company anticipates will be placed in service during the next twelve months. During the six months ended February 28, 2022, the Company incurred (1) $0.5 million of costs related to its construction projects and (2) completed the three single-family rental units resulting in the transfer of $1.0 million of costs to a separate account for tracking the capitalized costs of the rental units.

Single-Family Rental Homes

During the six months ended February 28, 2022, the Company completed construction of the first three houses in its single-family rental business. The costs of the homes are capitalized and when applicable are depreciated over periods not exceeding thirty-years, which is  dependent on the asset type. All three houses were placed in service and leased effective November 1, 2021. During the six months ended February 28, 2022, the Company contracted for construction of the fourth house to be used in the rental business. This fourth house is also located in the first development phase of Sky Ranch and construction is beginning in March 2022 with an estimated completion near the start of fiscal 2023.

The Company has reserved 46 lots in the second development phase of Sky Ranch to build additional rental units. As of February 28, 2022, the Company had not started construction on any of the units in the second development phase.

NOTE 6 – DEBT AND OTHER LONG-TERM OBLIGATIONS

Single-Family Rental Home Note Payable

On November 29, 2021, PCY Holdings, LLC, a wholly owned subsidiary of the Company, entered a Promissory Note (SFR Note) with its primary bank to reimburse amounts expended for the construction of the first three single-family rental units. The SFR note has the following terms:

●	Initial principal amount of $1.0 million
●	Floating per annum interest rate equal to the Western Edition of the “Wall Street Journal” Prime Rate plus 0.5% (3.75% as of February 28, 2022), which has a floor of 3.75% and a ceiling of 4.25%. In the event of default, the interest rate on the SFR Note would be increased by adding an additional 2.0%
●	Maturity date of December 1, 2026
●	Six interest only payments beginning January 1, 2022
●	Fifty-three principal and interest payments each month beginning July 1, 2022 in the amount of $4,633.05 each
●	Estimated final principal and interest balloon payment of $916,239.49 payable on December 1, 2026
●	Secured by the three single-family rental homes
●	Required minimum debt service coverage ratio of 1.10, measured annually based on audited financial statements, calculated as net operating income less distributions divided by required principal and interest payments, with net operating income defined as net income plus interest, depreciation, and amortization.

The scheduled maturities of the SFR Note for each of the twelve-month periods ending February 28 are as follows (in thousands):

(In thousands)	Scheduled principal payments
Within 1 year	$12
Year 2	19
Year 3	19
Year 4	20
Year 5	930
Thereafter	-
$1,000

Working Capital Line of Credit

On January 31, 2022, the Company entered into a Business Loan Agreement (Working Capital LOC) with its primary bank to provide a $5.0 million operating line of credit. The Working Capital LOC has a two-year maturity, monthly interest only payments if the line is drawn upon with unpaid principal and interest due at maturity, and a floating per annum interest rate equal to the Wall Street Journal Prime Rate plus 0.5% (3.75% as of February 28, 2022), which has a floor of 3.75%. In the event of default, the interest rate on the Working Capital LOC would be increased by adding an additional 2.0%. As of February 28, 2022, the Company has not drawn on the Working Capital LOC.

Lot Construction Obligations

In October 2020, November 2020, and February 2021, the Company entered separate contracts with KB Home, Melody (a DR Horton Company), Challenger Homes, and Lennar Colorado, LLC to sell 804 single-family attached and detached residential lots at Sky Ranch. This is the second development phase of Sky Ranch which incorporates approximately 250 acres, will be completed in four sub-phases, and is platted to include a total of 850 residential lots. The 46 lots not currently under contract to home builders are being retained for use in the Company’s single-family rental business. Pursuant to the contracts with the homebuilders, the Company and the Sky Ranch CAB are obligated to complete all construction activities required to deliver finished lots (i.e., lots ready for home construction) to the builders, including but not limited to grading, construction of wet and dry utilities, streets, curbs, and landscaping.

In February 2021, the Company began construction on the first subphase of the second development phase, which includes a total of 229 lots, 10 of which are being retained for use in the single-family rental business, and 219 of which are sold under contracts to the four homebuilders listed above. As of February 28, 2022, the Company received plats for all 229 lots and had substantially completed grading and all wet utilities, with construction of streets, sidewalks, and dry utilities underway. The Company expects to deliver the first 219 completed lots to the homebuilders during the summer of 2022. From the start of the second development phase through February 28, 2022, the Company has spent $11.8 million on construction activities in the second development phase, of which $9.4 million was for public improvements which the Company believes it will be reimbursed by the Sky Ranch CAB. In the next eighteen months the Company anticipates spending an additional $8.7 million to complete the 229 finished lots, including the 10 lots for the single-family rental business, in the first subphase of the second development phase, of which $7.1 million is estimated to be for public improvements which the Company believes will be reimbursed by the Sky Ranch CAB.

The Company believes it will take three years to complete construction for all 850 lots included in the four subphases of the second development phase and sell the 804 finished lots and complete 46 lots for the Company’s single family rental business depending on the market conditions and permitting process.

As described in Note 3 above, the Company entered into a development agreement with a charter school operator, which includes requirements to construct, or have constructed, various defined off-site improvements, which will provide access and drainage to the school and the overall Sky Ranch development. The Company, as part of its overall master development plan for Sky Ranch, expected to build this infrastructure whether the school site was located at this location or not, so this does not change its overall cost projections for the master planned community. The Company believes it will spend $4.0 million for the infrastructure defined in the development agreement, which it believes will qualify as public improvements and be reimbursable by the Sky Ranch CAB.

NOTE 7 – SHAREHOLDERS’ EQUITY

The Company reserved 1.6 million shares of common stock for issuance to employees and directors pursuant to the Company’s 2014 Equity Incentive Plan (2014 Equity Plan). As of February 28, 2022 and August 31, 2021, there were 889,576 and 974,965 shares available for grant under the 2014 Equity Plan. Prior to the effective date of the 2014 Equity Plan, the Company granted options and stock awards to eligible participants under its 2004 Incentive Plan (2004 Incentive Plan), which expired on April 11, 2014. No additional awards may be granted pursuant to the 2004 Incentive Plan.

The following table summarizes the combined stock option activity for the 2004 Incentive Plan and 2014 Equity Plan for the three months ended February 28, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Approximate Aggregate Intrinsic Value (in thousands)
Outstanding at August 31, 2021	714,500	$7.80	6.1	$5,107
Granted	105,000	$13.37
Exercised	(58,167)	$7.67
Forfeited / Expired	(3,333)	$10.45
Outstanding at February 28, 2022	758,000	$8.58	5.1	$2,639

Options exercisable at February 28, 2022	525,002	$7.41	4.9	$2,330

On January 12, 2022, the Company’s six non-employee Board members were each granted 2,000 shares of unrestricted stock. The fair market value of the unrestricted shares for share-based compensation expense is equal to the closing price of the Company's common stock on the date of grant of $13.23. There is no vesting requirement for the unrestricted stock grants and the Company recognized the full expense of $0.2 million during the three months ended February 28, 2022.

During the three and six months ended February 28, 2022, the Company had net settlement exercises of stock options, whereby the optionee did not pay cash for the options exercised but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. During the three months ended February 28, 2022, net settlement exercises resulted in 17,422 shares being issued and 21,578 options being cancelled in settlement of the shares issued. During the six months ended February 28, 2022, net settlement exercises resulted in 23,889 shares being issued and 28,278 options being cancelled in settlement of shares issued. During the three and six months ended February 28, 2022, the Company issued 6,000 shares of common stock upon the exercise of stock options, with an exercise price of $5.66, where the option holder used cash to exercise the options.

On January 13, 2021, the Company’s six non-employee Board members were each granted 2,000 shares of unrestricted stock. The fair market value of the unrestricted shares for share-based compensation expense is equal to the closing price of the Company's common stock on the date of grant of $11.33. There is no vesting requirement for the unrestricted stock grants and the Company recognized the full expense of $0.1 million during the three months ended February 28, 2021.

During the three and six months ended February 28, 2021, the Company had net settlement exercises of stock options, whereby the optionee did not pay cash for the options but instead received the number of shares equal to the difference between the exercise price and the market price on the date of exercise. During the three months ended February 28, 2021, net settlement exercises resulted in 3,159 shares being issued and 3,341 options being cancelled in settlement of shares issued. During the six months ended February 28, 2021, net settlement exercises resulted in 15,277 shares being issued and 9,223 options being cancelled in settlement of shares issued.

The following table summarizes the combined activity and value of non-vested options under the 2004 Equity Plan and 2014 Incentive Plan as for the three months ended February 28, 2022:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested options outstanding at August 31, 2021	218,333	$4.04
Granted	105,000	$5.16
Vested	(87,002)	$4.21
Forfeited	(3,333)	$4.21
Non-vested options outstanding at February 28, 2022	232,998	$4.47
(a)	All non-vested options are expected to vest.

For the three months ended February 28, 2022 and 2021, the Company recorded $0.3 million and $0.2 million of stock-based compensation expense, which includes the amounts expensed related to the unrestricted stock granted to the Company’s Board members.  For the six months ended February 28, 2022 and 2021, the Company recorded $0.4 million and $0.3 million of stock-based compensation expense, which includes the amounts expensed related to the unrestricted stock granted to the Company’s Board members.

At February 28, 2022, the Company had unrecognized compensation expenses totaling $0.8 million relating to non-vested options that are expected to vest. The weighted-average period over which these options are expected to vest is approximately two and a half years.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Rangeview District

The Rangeview District and the Company’s agreements with the Rangeview District are described in greater detail in Note 14 to the 2021 Annual Report. Pursuant to these agreements, the Company provides funding to the Rangeview District for operations, construction and the Rangeview District’s participation in the “Wise Partnership.” The WISE Partnership and capitalized terms related to WISE not defined herein are defined in Note 7 to the 2021 Annual Report.

During the three months ended February 28, 2022 and 2021, the Company, through the Rangeview District, received metered water deliveries of 245 acre-feet and 35 acre-feet of WISE water, paying $0.5 million and less than $0.1 million for this water. During the six months ended February 28, 2022 and 2021, the Company, through the Rangeview District, received metered water deliveries of 250 acre-feet and 172 acre-feet of WISE water, paying $0.5 million and $0.3 million for this water. The cost of WISE water to the members is based on the water rates charged by Aurora Water and can be adjusted each January 1. As of January 1, 2022, WISE water was $6.13 per thousand gallons and such rate will remain in effect through calendar 2022.

To date, the Company has capitalized the construction funding pursuant to the WISE Financing Agreement because the funding has been provided to build assets which provide capacity in the WISE infrastructure. The Company’s total investment in the WISE infrastructure as of February 28, 2022, is $6.3 million.

As detailed in Note 14 to the 2021 Annual Report, the Rangeview District and the Company have entered into two loan agreements. The first loan provided for borrowings of up to $250,000, is unsecured, and bears interest based on the prevailing prime rate plus 2% (5.25% at February 28, 2022). The maturity date of the loan is December 31, 2022, at which time it will automatically renew for another 12-month term. The second loan allows the Company to continue to provide funding to the Rangeview District for day-to-day operations and accrue the funding into a note that bears interest at a rate of 8% per annum and remains in full force and effect for so long as the 2014 Amended and Restated Lease Agreement remains in effect. As of February 28, 2022, the principal and interest on both loan agreements totaled $0.9 million ($0.8 million of principal and $0.1 million of accrued interest). As of August 31, 2021, the principal and interest on both loan agreements totaled $1.2 million ($0.7 million of principal and $0.5 million of accrued interest). During the six months ended February 28, 2022, the Company received interest and principal payments totaling $0.5 million from the Rangeview District.

Sky Ranch Community Authority Board

The Sky Ranch Districts and the Sky Ranch CAB are quasi-municipal corporations and political subdivisions of Colorado formed for the purpose of providing service to Sky Ranch. The Sky Ranch CAB was formed to, among other things, design, construct, finance, operate and maintain certain public improvements for the benefit of the property within the boundaries and/or service area of the Sky Ranch Districts. For the public improvements to be constructed and/or acquired, it is necessary for each Sky Ranch District, directly or through the Sky Ranch CAB, to be able to fund the improvements and pay its ongoing operations and maintenance expenses related to the provision of services that benefit the property. To fund these improvements, the Company and the Sky Ranch CAB entered into various funding agreements obligating the Company to advance funding to the Sky Ranch CAB for specified public improvements constructed from 2018 to 2023. All amounts owed under the agreements bear interest at a rate of 6% per annum. Any advances not paid or reimbursed by the Sky Ranch CAB by December 31, 2058 for the first phase and December 31, 2060 for the second phase, shall be deemed forever discharged and satisfied in full.

As of February 28, 2022, the balance of the Company’s advances to the Sky Ranch CAB for improvements, including interest, net of reimbursements from the Sky Ranch CAB total $33.0 million. The advances have been used by the Sky Ranch CAB to pay for construction of public improvements. The Company submits specific costs for reimbursement to the Sky Ranch CAB that have been certified by an independent third-party. The Company anticipates providing additional funding of approximately $4.0 million for construction of public improvements to the Sky Ranch CAB during the remainder of fiscal 2022 related to the first subphase of the second development phase at Sky Ranch.

In addition to the note receivable, the Sky Ranch CAB is obligated to reimburse the Company $0.5 million of construction costs incurred in connection with public improvements for the Southeast Metropolitan Stormwater Supply Authority (SEMSWA).  This was repaid to the Company in March 2022.

Nelson Pipeline Constructors LLC

Through a competitive bidding process, the Sky Ranch CAB awarded Nelson Pipeline Constructors, LLC (Nelson) a contract to construct the wet utility pipelines in the second development phase of Sky Ranch. During the six months ended February 28, 2022, the Sky Ranch CAB paid Nelson $8.1 million related to this contract. Nelson is majority owned by the chairman of the Company’s board of directors.

NOTE 9 – SIGNIFICANT CUSTOMERS

The Company has significant customers in its operations. The percentages presented below represent the reported customers percentage of the Company’s total revenue for the six months ended February 28, 2022. For water and wastewater customers, the Company primarily provides services on behalf of the Rangeview District. The significant end users include all Sky Ranch homes in the aggregate and the Sky Ranch CAB (8%) and one oil & gas operator (17%). The home builders at Sky Ranch account for lot purchase revenue but also for water and wastewater tap fees revenues. Those home builders provide a significant amount of revenue to the Company and include Lennar (19%), Challenger (18%), KB Home (12%) and Richmond (12%).

NOTE 10 – ACCRUED LIABILITIES

(In thousands)	February 28, 2022	August 31, 2021
Accrued compensation	$514	$729
Other operating payables	245	248
WISE water	115	62
Operating lease obligations	79	84
Property taxes	20	50
Professional fees	23	51
Rental deposits	9	—
Total accrued liabilities	$1,005	$1,224

Land development costs due to the Sky Ranch CAB	$668	$2,243
Due to Rangeview Metropolitan District	—	638
Total accrued liabilities - related parties	$668	$2,881

NOTE 11 – SEGMENT INFORMATION

The Company reports two operating segments which meet GAAP segment disclosure requirements, namely the water and wastewater resource development segment and the land development segment. The single-family rental operations, although not currently material to operations and not a required segment disclosure, is presented within the operating segment information below for informational purposes.

The water and wastewater resource development segment includes providing water and wastewater services to customers, which water is provided by the Company using water rights owned or controlled by the Company, and developing infrastructure to divert, treat and distribute that water and collect, treat and reuse reclaimed wastewater. The land development segment includes all the activities necessary to develop and sell finished lots, which as of and for the six months ended February 28, 2022 and 2021, was done exclusively at the Company’s Sky Ranch Master Planned Community. The single-family rental business includes the monthly rental fees received from the renters under the non-cancellable annual leases.

The tables below present the measure of profit and assets used to assess the performance of the segment for the periods presented:

	Three Months Ended February 28, 2022
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$2,809	$1,829	$26	$4,664

Cost of revenue	810	341	4	1,155
Depreciation and depletion	352	—	—	352
Total cost of revenue	1,162	341	4	1,507

Segment profit	$1,647	$1,488	$22	$3,157

	Three Months Ended February 28, 2021
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$2,676	$2,063	$—	$4,739

Cost of revenue	640	269	—	909
Depreciation and depletion	354	—	—	354
Total cost of revenue	994	269	—	1,263

Segment profit	$1,682	$1,794	$—	$3,476

	Six Months Ended February 28, 2022
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$3,880	$5,022	$34	$8,936

Cost of revenue	1,306	872	7	2,185
Depreciation and depletion	706	—	—	706
Total cost of revenue	2,012	872	7	2,891

Segment profit	$1,868	$4,150	$27	$6,045

	Six Months Ended February 28, 2021
(In thousands)	Water and wastewater resource development	Land development	Single-family rental	Total
Total revenue	$5,188	$4,419	$—	$9,607

Cost of revenue	1,301	1,988	—	3,289
Depreciation and depletion	719	—	—	719
Total cost of revenue	2,020	1,988	—	4,008

Segment profit	$3,168	$2,431	$—	$5,599

The following table summarizes the Company’s total assets by segment. The assets consist of water rights and water and wastewater systems in the Company’s water and wastewater resource development segment; land, land development costs and deposits in the Company’s land development segment; and the cost of the homes in the single-family rental line. The Company’s other assets (“Corporate”) primarily consist of cash, cash equivalents, restricted cash, equipment, and related party notes receivables.

(In thousands)	February 28, 2022	August 31, 2021
Water and wastewater resource development	$57,470	$57,791
Land development	44,159	32,844
Single-family rental	1,546	—
Corporate	10,186	26,542
Total assets	$113,361	$117,177

NOTE 12 – EARNINGS PER SHARE

The Company’s earnings per share (EPS) was calculated by dividing net income attributable to common shareholders by the weighted-average shares of common stock outstanding during the period. Certain outstanding options are excluded from the diluted EPS calculation because they are anti-dilutive (i.e., their assumed conversion into common stock would increase rather than decrease EPS). For the three months ended February 28, 2022 and 2021, the Company excluded 105,000 options and 0 options because their impact was anti-dilutive. For the six months ended February 28, 2022 and 2021, the Company did not have any anti-dilutive options.

	Three Months Ended		Six Months Ended
(In thousands, except share and per share amounts)	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021

Net income	$1,693	$17,352	$3,207	$18,197

Basic weighted average common shares	23,944,141	23,881,655	23,931,307	23,874,198
Effect of dilutive securities	240,020	210,694	263,272	190,216
Weighted average shares applicable to diluted earnings per share	24,184,161	24,092,349	24,194,579	24,064,414

Earnings per share - basic	$0.07	$0.73	$0.13	$0.76
Earnings per share - diluted	$0.07	$0.72	$0.13	$0.76

NOTE 13 – INCOME TAXES

The income tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items. As of February 28, 2022, the Company is estimating an annual effective tax rate of approximately 25%. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to various factors.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year taking into account any items requiring discrete recognition. Income tax information for the three and six months ended February 28, 2022 and 2021 is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Effective income tax rate	22.8%	24.6%	23.4%	24.6%
Income tax expense (benefit):
Current	$712	$5,723	$1,183	$5,856
Deferred	(211)	(56)	(205)	71
Total	$501	$5,667	$978	$5,927
Income taxes paid:
Federal	$910	$—	$4,360	$—
State	900	—	900	—
Total	$1,810	$—	$5,260	$—

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liability as of February 28, 2022 and August 31, 2021 are as follows:

(In thousands)	February 28, 2022	August 31, 2021
Deferred tax assets (liabilities):
Depreciation and depletion	$(2,178)	$(2,360)
Non-qualified stock options	546	547
Deferred revenues	108	41
Accrued compensation	87	141
Other	27	16
Net deferred tax liability	$(1,410)	$(1,615)

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

We are a diversified water resource and land development company. At our core, we are a wholesale water and wastewater service provider, and we develop land we own into master planned communities. Our newest business is the development of single-family homes held for rental purposes. Both the land development and single-family home rental lines of business generate customers and usage fees for our water and wastewater resource development business.

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

Although we currently report our results of operations through our water and wastewater resource development segment and our land development segment. Although discussed separately, we operate these segments as a cohesive business designed to provide a cost effective, sustainable, and value-added business enterprise.

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

We provide wholesale water and wastewater service to local governments, including the Rangeview Metropolitan District (Rangeview District), Arapahoe County, the Sky Ranch Community Authority Board (Sky Ranch CAB), and the Elbert and Highway 86 Commercial Metropolitan District (Elbert 86 District). Our mission is to provide sustainable, reliable, high-quality water to our customers and collect, treat, and reuse wastewater using advance water treatment systems, which produce high quality reclaimed water we can reuse for outdoor irrigation and industrial demands. By using and reusing our water supplies, we proactively manage our valuable water rights in the water-scarce Denver, Colorado region which dramatically reduces the environmental impact of our water resource operations. We design, permit, construct, operate and maintain wholesale water and wastewater systems that we own or operate on behalf of governmental entities. We also design, permit, construct, operate, and maintain retail distribution and collection systems that we own or exclusively operate on behalf of our governmental customers. Additionally, we handle administrative functions, including meter reading, billing and collection of monthly water and wastewater revenues, regulatory water quality monitoring, sampling, testing, and reporting requirements to the Colorado Department of Public Health and Environment.

Revenues for our water operations are dependent on us growing the number of customers we serve. If we are unable to add customers to our systems and sell taps to builders, our revenues could be negatively impacted. We currently are the developer of the Sky Ranch Master Planned Community which is the main driver of our tap sales. Additionally, prolonged periods of hot and dry weather generally cause increased water usage for watering lawns, washing cars, and keeping parks irrigated. Conversely, prolonged periods of dry weather could lead to drought restrictions and limited water availability. Despite our substantial water supply, customers may be required to cut back water usage under such drought restrictions which would negatively impact metered usage revenues. We have addressed some of this vulnerability by instituting minimum customer charges which are intended to cover fixed costs of operations under all likely weather conditions.

Land Development

Our Land Development segment is primarily focused on developing the Sky Ranch Master Planned Community located along the booming I-70 corridor to provide residential, commercial, retail, and light industrial lots. Sky Ranch is zoned to include up to 3,400 single-family and multifamily homes, parks, open spaces, trails, recreational centers, and schools. Additionally, Sky Ranch is zoned to include over two million square feet of retail, commercial, and light industrial space, which is the equivalent of approximately 1,600 residential units, meaning the Sky Ranch community at build-out will include a total of roughly 5,000 residential and equivalent units. Our land development activities include the design, permitting, and construction of all the horizontal infrastructure, including, storm water, drainage, roads, curbs, sidewalks, parks, open space, trails, and other infrastructure to deliver “ready to build” finished lots to home builders and commercial customers. Our land development activities generate revenue from the sale of finished lots as well as construction revenues from activities where we construct infrastructure on behalf of others. Land development revenues come from our home builder customers under specific agreements for the delivery of finished lots. Additionally, pursuant to certain agreements with the Sky Ranch CAB and its related metropolitan districts, on their behalf we construct public infrastructure such as roads, curbs, storm water, drainage, sidewalks, parks, open space, trails etc., the costs of which are reimbursed to us by the Sky Ranch CAB through funds generated from property taxes, fees or the issuance of municipal bonds.

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

We have been developing the Sky Ranch community since 2017. We are developing it in phases, which is anticipated to take approximately ten years until it is fully built out. In 2017, we began the initial development phase of Sky Ranch when we entered into separate contracts with Richmond American Homes, Taylor Morrison, and KB Home, pursuant to which we sold 505 total single-family, detached residential lots at Sky Ranch. Pursuant to these agreements, we were obligated to construct infrastructure and other public improvements as well as wholesale infrastructure improvements (i.e., a wastewater reclamation facility and wholesale water facilities), all of which are substantially complete as of February 28, 2022. As of February 28, 2022, we have incurred $35.8 million of the total estimated $35.9 million in costs related to the development of the first phase of Sky Ranch. We anticipate all the remaining estimated costs will be incurred during fiscal 2022. We believe most of the remaining costs will be reimbursable to us from the Sky Ranch CAB as described in greater detail below. The total cost of the initial development phase included $32.2 million of estimated public improvements which are reimbursable to us from the Sky Ranch CAB. Of this amount, as of February 28, 2022, we have received a total of $10.9 million in reimbursements from the Sky Ranch CAB. We believe remaining reimbursables, and associated interest, will be repaid to us from future fees, property taxes, and municipal bonds generated by the Sky Ranch CAB as the project continues to grow its assessed value and tax base. As homes at Sky Ranch have sold faster than anticipated (as of February 28, 2022, there are more than 430 homes sold and occupied in the first development phase), and assessed values have exceeded early estimates, the Sky Ranch CAB has developed an established tax basis, which we believe supports the intent and ability of the Sky Ranch CAB to repay us being probable of occurrence. We also believe a substantial portion of the amounts owed to us by the Sky Ranch CAB will be repaid when the Sky Ranch CAB issues municipal bonds. We anticipate the next bond offering will be during our fiscal 2022.

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

In February 2021, we began construction on the first subphase of the second development phase at Sky Ranch, which is platted for 229 residential lots. We have retained ten of these lots for use in our single-family rental business. As of February 28, 2022, we have received plats and substantially completed the grading and wet utilities installation for the first subphase. Contracts with three of the four homebuilders include milestone payments as construction progresses. We recognize the revenue earned under these contracts over time using the percentage of completion method to measure progress. As a result of the construction activities completed on this first subphase of the second development phase, we have received a total of $7.7 million in milestone payments. The final milestone payments of $3.6 million from these three builders will be due when we complete the lots, which is anticipated to be in fiscal 2022. We estimate the first subphase is just over 57% complete. During the three and six months ended February 28, 2022, due to the construction progress, we recognized $1.6 million and $4.3 million of lot sale revenue related to the first subphase of the second development phase. The remaining $4.8 million of revenue will be recognized over time as the first subphase of construction is completed, which we expect will be substantially complete within twelve-months.  The fourth builder contract is a finished lot contract recognized at the point-in-time control transfers to the builder, which means when we complete their 64 first subphase lots, anticipated to be in June 2022. We will receive $7.0 million in cash when control of the completed lots is transferred to that builder.

Payments for lot sales and the related revenue for the remaining three subphases of the second development phase will occur as construction of those phases occurs. We believe construction of the next subphase will begin in the fall of 2022. We further believe it will take approximately three years to complete construction and sell the finished lots in all four subphases of the second development phase, depending on the market conditions and permitting process.

In addition to the lot sales and reimbursable costs described above, from the start of development at Sky Ranch through February 28, 2022, we have received $15.1 million of water and wastewater tap fees from the homebuilders, which includes $14.6 from the first development phase and $0.5 from the second development phase. Timing of tap sales is dependent on when homebuilders begin requesting building permits. Fees charged per water tap are dependent on lot sizes and average water usage across a broad range of housing product types including duplexes and townhomes. For the first subphase of the second development phase at Sky Ranch, we estimate water and wastewater tap fees will exceed $4.0 million.

During the six months ended February 28, 2022, we entered various agreements to sell approximately 32 acres of undeveloped land in Sky Ranch for $1.6 million to a charter school operator for the purpose of constructing and operating a charter school. Simultaneously, we agreed to a $1.6 million cash-in-lieu payment to the Bennett School District to assist the school district with providing education facilities to the Sky Ranch Master Planned Community. The land sale agreements include requirements for us to construct, or have constructed, certain improvements leading to the school site such as roads, sidewalks, and landscaping, all of which were already planned to be constructed as part of the overall master development for Sky Ranch.

Single-Family Rentals

During our fiscal 2021, we launched a new line of business we are referring to as our single-family rental business. During our initial development phase of Sky Ranch, we retained ownership of four residential lots for use in this business. As of February 28, 2022, we have finished building three single-family homes which we own, maintain, and have leased to qualified renters under one-year lease terms. Construction of the fourth home began after February 28, 2022, prior to the filing of this Form 10-Q, and we expect it to be completed in the fall of 2022. We intend to expand our single-family rentals in our second development phase of Sky Ranch by building and renting homes on the 46 lots we did not sell to our home builder partners.

We capitalize the costs of the homes and when applicable amortize the costs over periods not exceeding thirty-years. Lease income is recorded monthly as earned. We began recognizing monthly lease income for the first three rental units on November 1, 2021.

COVID-19

As the COVID-19 pandemic continues, we have continued to enforce many safety measures enacted to protect the health and well-being of our employees, customers, business partners, and their families. While state and local mandates have eased, we continue to encourage voluntary vaccinations and healthy practices such as hand washing, disinfecting, social distancing, and face coverings when necessary. We have been able to maintain our level of efficiency with the use of video conferencing and electronic data sharing platforms. We were informed that our builder customers also took precautionary measures to ensure the safety of their employees, customers, business partners, and their families. These measures varied by builder. As a result, some of our builder customers reported material net housing order declines early in the pandemic; however, they are also reporting material increases in orders since the stay-at-home orders have been reduced. The most dramatic impact on our operations has been the delay in inspections, the permit process and other activities requiring the involvement of governmental agencies due to pandemic-related restrictions imposed on their operations. We expect COVID-19 to continue to play a role in potential delays related to the second development phase at Sky Ranch due to rapidly changing governmental orders, city and country shutdowns, and public health concerns. All our operations are located in Colorado and travel and related restrictions have not impacted our operations. Like many other businesses, our contractors have experienced delays in receiving materials and parts, but we have been able to adjust our purchases and operations enough to reduce the impact this has had on our construction and other activities.

Results of Operations

Consolidated Results of Operations – Three Months Ended February 28, 2022 and 2021

Executive Summary

For the three months ended February 28, 2022, we generated operating income of $1.5 million. This represented a decline from the comparable period in 2021; however, during the three months ended February 28, 2021, we recognized $1.5 million of project management income related to the management of the construction activities at the Sky Ranch Master Planned Community, which is owed to us by the Sky Ranch CAB. We previously deemed collection of the project management fees to be contingent; therefore, we did not recognize this revenue in our statement of operations until the contingency was resolved. During the three months ended February 28, 2021, as described in greater detail below, we recorded the $1.5 million as revenue because the contingency was resolved, and collection was deemed assured. The second quarter fiscal 2022 net income was positively impacted by increased water usage revenues, primarily from sales to oil and gas operators for drilling wells, increased recognition of lot sale revenues under the percentage-of-completion method, the addition of our single-family rental units, and the recognized interest income on the note receivable from the Sky Ranch CAB. These increases were partially offset by increased general and administrative expenses as well as the costs associated with increased water sales and lot development costs. The table below presents the summarized consolidated financial results.

	Three Months Ended
(In thousands, except for water deliveries and taps sold)	February 28, 2022	February 28, 2021	$ Change	% Change
Water and wastewater resource development revenue	$2,809	$2,676	$133	5%
Land development revenue:
Lot sales	1,629	515	1,114	216%
Project management fees	200	1,548	(1,348)	(87)%
Single-family rental	26	—	26	—%
Total revenue	4,664	4,739	(75)	(2)%

Water and wastewater development cost of revenue	1,162	994	168	17%
Land development cost of revenue	341	269	72	27%
Single-family rental cost of revenue	4	—	4	—%
Total cost of revenue	1,507	1,263	244	19%

General and administrative expense and depreciation	1,649	1,418	231	16%
Operating income	1,508	2,058	(550)	(27)%

Other income, net	686	20,961	(20,275)	(97)%
Income taxes	(501)	(5,667)	(5,166)	(91)%
Net income	$1,693	$17,352	$(15,659)	(90)%

Basic EPS	$0.07	$0.73	$(0.66)	(90)%
Diluted EPS	$0.07	$0.72	$(0.65)	(90)%

Water delivered (thousands of gallons)	137,898	5,820	132,078	2,269%
Water and wastewater taps sold	27	51	(24)	(47)%

Total revenue decreased in the second quarter of fiscal 2022 as compared to 2021, primarily due to the 2021 recognition of the $1.5 million of project management fees. A line-by-line review of revenue shows that lot sale revenue in 2022 increased as the second development phase is underway, and higher water usage fees due mainly to more water sales to oil and gas operators for use in drilling and fracking wells.

Costs of revenue increased in the second quarter of fiscal 2022 as compared to 2021 primarily due to increased costs related to the sale of water to oil and gas operators for drilling purposes as well as increased lot construction costs as the first subphase of the second development phase progresses. As detailed further below (in the Land Development results of operations section), we are now recording the reimbursable public improvements as a receivable from the Sky Ranch CAB resulting in lower cost of sales being recorded for land development activities at Sky Ranch.

General and administrative expense increased in the second quarter of fiscal 2022 as compared to 2021 primarily due to increased head count and increases in certain legal and professional fees due to the second development phase at Sky Ranch. As development continues and our single-family rental business increases, we expect to see continued increases in headcount and general corporate overhead.

Other income, net in the second quarter of fiscal 2022 is comprised mainly of interest income recognized on the note receivable from the Sky Ranch CAB. The second quarter of fiscal 2021 included the recognition of $20.8 million of public improvements and interest income recognized on the outstanding note receivable related to reimbursable public improvements.

Water deliveries increased substantially in the second quarter of fiscal 2022 as compared to 2021 primarily due to increased water sales to oil and gas operators for drilling purposes.

Water and wastewater tap sales declined in the second quarter of fiscal 2022 as compared to 2021 due to timing of closings at Sky Ranch. Tap sales are driven by builders obtaining building permits in anticipation of home closings. No permits have been issued for the second development phase as of February 28, 2022, and two of the three builders are sold out in the first phase. As construction nears completion on the first subphase of the second development phase, we anticipate tap sales to increase.

Consolidated Results of Operations – Six Months Ended February 28, 2022 and 2021

Executive Summary

For the six months ended February 28, 2022, we generated operating income of $3.0 million. This represented a decline from the comparable period in 2021; however, during the six months ended February 28, 2021, we recognized $1.5 million of project management income related to the management of the construction activities at the Sky Ranch Master Planned Community, which is owed to us by the Sky Ranch CAB. We previously deemed collection of the project management fees to be contingent; therefore, we did not recognize this revenue in our statement of operations until the contingency was resolved.  During the six months ended February 28, 2021, as described in greater detail below, we recorded the $1.5 million as revenue because the contingency was resolved, and collection was deemed assured. The six months ended February 28, 2022 net income was positively impacted by increased water usage revenues, primarily from sales to oil and gas operators for drilling wells, increased recognition of lot sale revenues under the percentage-of-completion method, the addition of our single-family rental units, and the recognized interest income on the note receivable from the Sky Ranch CAB. These increases were partially offset by increased general and administrative expenses as well as the costs associated with increased water sales and lot development costs.

The table below presents the summarized consolidated financial results.

	Six Months Ended
(In thousands, except for water deliveries and taps sold)	February 28, 2022	February 28, 2021	$ Change	% Change
Water and wastewater resource revenue	$3,880	$5,188	$(1,308)	(25)%
Land development revenue
Lot sales	4,574	2,871	1,703	59%
Project management fees	448	1,548	(1,100)	(71)%
Single-family rental	34	—	34	—%
Total revenue	8,936	9,607	(671)	(7)%

Water and wastewater resource cost of revenue	2,012	2,020	(8)	(0)%
Land development cost of revenue	872	1,988	(1,116)	(56)%
Single-family rental cost of revenue	7	—	7	—%
Total cost of revenue	2,891	4,008	(1,117)	(28)%

General and administrative expense and depreciation	3,058	2,588	470	18%
Operating income	2,987	3,011	(24)	(1)%

Other income, net	1,198	21,113	(19,915)	(94)%
Income taxes	(978)	(5,927)	(4,949)	(83)%
Net income	$3,207	$18,197	$(14,990)	(82)%

Basic EPS	$0.13	$0.76	$(0.63)	(83)%
Diluted EPS	$0.13	$0.76	$(0.63)	(83)%

Water delivered (thousands of gallons)	215,152	109,711	105,441	96%
Water and wastewater taps sold	36	87	(51)	(59)%

For the six months ended February 28, 2022, total revenue decreased as compared to 2021, primarily due to the prior results including $1.5 million of project management fees recognized because of the removal of the collection contingency on these revenues and we had less water revenue from oil and gas operators, which was partially offset by increased lot sales.

For the six months ended February 28, 2022, costs of revenue decreased as compared to 2021, primarily due to decreased lot construction costs. Although the first subphase of the second development phase is progressing, which increased revenues, due to the reduction in land development costs associated with reimbursable public improvements as described in Note 2 to the 2021 Annual Report, our cost of lot sales as a percentage of revenue have dropped significantly resulting in better margins on the second phase.

For the six months ended February 28, 2022, general and administrative expense increased as compared to 2021 primarily due to increased head count and increases in certain legal and professional fees due to the second development phase at Sky Ranch.

For the six months ended February 28, 2022, other income, net, is comprised mainly of interest income on the Sky Ranch CAB note. The second quarter of fiscal 2021 included $20.8 million of public improvements and interest income recognized on the outstanding note receivable related to reimbursable public improvements.

For the six months ended February 28, 2022, water deliveries increased as compared to 2021 primarily due to increased water sales to oil and gas operators.

For the six months ended February 28, 2022, water and wastewater tap sales declined as compared to 2021 due to timing of closings at Sky Ranch. Tap sales are driven by builders obtaining building permits in anticipation of home closings. No permits have been issued for the second development phase as of February 28, 2022, and two of the three builders are sold out in the first phase so tap sales will be constrained until we deliver more lots to our builders. As construction nears completion on the first subphase of the second development phase, we anticipate tap sales to increase.

Water and Wastewater Resource Development Results of Operations

	Three Months Ended
(In thousands, except for water deliveries)	February 28, 2022	February 28, 2021	$ Change	% Change
Metered water usage from:
Municipal water usage	$83	$74	$9	12%
Commercial water usage	1,527	583	944	162%
Wastewater treatment fees	64	51	13	25%
Water and wastewater tap fees	913	1,583	(670)	(42)%
Other revenue	222	385	(163)	(42)%
Total segment revenue	2,809	2,676	133	5%

Water service costs	570	213	357	168%
Wastewater service costs	99	64	35	55%
Depreciation	352	354	(2)	(1)%
Other	141	363	(222)	(61)%
Total expenses	1,162	994	168	17%

Segment operating income	$1,647	$1,682	$(35)	(2)%

Water deliveries (thousands of gallons)
On Site	4,213	599	3,614	603%
Export - Commercial	2,611	95	2,516	2,648%
Sky Ranch	4,209	2,357	1,852	79%
Wild Pointe	2,774	2,707	67	2%
O&G operations	124,091	62	124,029	200,047%
Total water deliveries	137,898	5,820	132,078	2,269%

Municipal water usage increased in the second quarter of fiscal 2022 as compared to 2021 primarily due to new Sky Ranch customers in our water and wastewater resource development segment as well as increased water usage due to landscaping and irrigation usage. Commercial water usage increased in the second quarter of fiscal 2022 as compared to 2021 due to increased water sales to oil and gas operators for drilling.

Wastewater treatment fees increased in the second quarter of fiscal 2022 as compared to 2021 primarily due to new Sky Ranch customers in our water and wastewater resource development segment.

Water and wastewater tap sales declined in the second quarter of fiscal 2022 as compared to 2021 due to timing of closings at Sky Ranch. Tap sales are driven by building permit applications and are not contractually established with the builders. No permits have been issued for the second development phase as of February 28, 2022, and two of the three builders are sold out in the first phase. During the three months ended February 28, 2022, the average price of a Sky Ranch water and wastewater tap was $34,000 per tap, compared to $31,000 per tap for the three months ended February 28, 2021.

Water service costs increased during the second quarter of fiscal 2022 as compared to 2021 primarily due to the purchase of WISE water for oil and gas operations.

Wastewater service costs increased during the second quarter of fiscal 2022 as compared to 2021 primarily due to increased customers served at Sky Ranch requiring more staff and materials.

Other costs of revenue decreased during the second quarter of fiscal 2022 as compared to 2021 primarily due to 2021 including costs to construct a special facility for WISE, which was substantially completed before fiscal 2022.

Water deliveries increased during the second quarter of fiscal 2022 as compared to 2021 primarily due to the sale of water to oil and gas operations and new Sky Ranch and Wild Pointe customers.

	Six Months Ended
(In thousands, except for water deliveries)	February 28, 2022	February 28, 2021	$ Change	% Change
Metered water usage from:
Municipal water usage	$404	$241	$163	68%
Commercial water usage	1,913	1,782	131	7%
Wastewater treatment fees	119	93	26	28%
Water and wastewater tap fees	1,174	2,666	(1,492)	(56)%
Other revenue	270	406	(136)	(33)%
Total segment revenue	3,880	5,188	(1,308)	(25)%

Water service costs	859	758	101	13%
Wastewater service costs	228	156	72	46%
Depreciation	706	719	(13)	(2)%
Other	219	387	(168)	(43)%
Total expenses	2,012	2,020	(8)	(0)%

Segment operating income	$1,868	$3,168	$(1,300)	(41)%

Water deliveries (thousands of gallons)
On Site	24,197	3,240	20,957	647%
Export - Commercial	8,717	2,448	6,269	256%
Sky Ranch	21,581	14,655	6,926	47%
Wild Pointe	9,716	9,202	514	6%
O&G operations	150,941	80,166	70,775	88%
Total water deliveries	215,152	109,711	105,441	96%

For the six months ended February 28, 2022, municipal water usage increased as compared to 2021 primarily due to new Sky Ranch customers in our water and wastewater resource development segment as well as increased water usage due to landscaping and irrigation usage. For the six months ended February 28, 2022, commercial water usage increased as compared to 2021 due to increased water sales to oil and gas operators for drilling.

For the six months ended February 28, 2022, wastewater treatment fees increased as compared to 2021 primarily due to new Sky Ranch customers in our water and wastewater resource development segment.

For the six months ended February 28, 2022, water and wastewater tap sales declined as compared to 2021 due to timing of closings at Sky Ranch. Tap sales are driven by building permit applications and are not contractually established with the builders. No permits have been issued for the second development phase as of February 28, 2022, and two of the three builders are sold out in the first phase. During the three months ended February 28, 2022, the average price of a Sky Ranch water and wastewater tap was $34,000 per tap, compared to $31,000 per tap for the three months ended February 28, 2021.

For the six months ended February 28, 2022, water service costs increased as compared to 2021 primarily due to the purchase of WISE water for oil and gas operations.

For the six months ended February 28, 2022, wastewater service costs increased as compared to 2021 primarily due to new Sky Ranch customers being added to the wastewater system requiring additional staff to provide required services.

For the six months ended February 28, 2022, other costs of revenue decreased as compared to 2021 primarily due to 2021 including costs to construct a special facility for WISE, which was substantially completed before fiscal 2022.

For the six months ended February 28, 2022, water deliveries increased as compared to 2021 primarily due to the sale of water to oil and gas operations and new Sky Ranch and Wild Pointe customers.

Land Development Results of Operations

	Three Months Ended
(In thousands)	February 28, 2022	February 28, 2021	$ Change	% Change
Lot sales	$1,629	$515	$1,114	216%
Project management revenue	200	1,548	(1,348)	(87)
Total revenue	1,829	2,063	(234)	(11)%

Land development construction and project management costs	341	269	72	27%

Segment operating income	$1,488	$1,794	$(306)	(17)%

Lot sales revenue increased in second quarter of fiscal 2022 as compared to 2021 due to the progress made on the second development phase at Sky Ranch. Additionally, the price per lot for delivered lots in the second development phase increased on average 40% over the first development. Per lot revenue will remain consistent for all four subphases of the second development phase. Revenue for three of the four builder contracts in the second development phase are recognized over time with progress measured under the percent of completion method. Therefore, revenue will fluctuate due to timing of construction activities throughout the second phase.

In the second quarter of fiscal 2021, we recognized a significant amount of project management revenues related to prior periods due to the determination that reimbursable costs due from the Sky Ranch CAB were not deemed probable of collection prior to that period. In the second quarter of fiscal 2021, we determined collection of project management fees was probable and after that point began recognizing project management fees as revenue.

Land development construction costs increased in the second quarter of fiscal 2022 as compared to 2021 primarily due to phase one being nearly complete in the second quarter of fiscal 2021 and phase two of the development progressing in 2022, which are offset by reimbursable public improvements being reflected as a receivable from the Sky Ranch CAB instead of as a cost of land development.

	Six Months Ended
(In thousands)	February 28, 2022	February 28, 2021	$ Change	% Change
Lot sales	$4,574	$2,871	$1,703	59%
Project management revenue	448	1,548	(1,100)	(71)
Total revenue	5,022	4,419	603	14%

Land development construction and project management costs	872	1,988	(1,116)	(56)%

Segment operating income	$4,150	$2,431	$1,719	71%

For the six months ended February 28, 2022, lot sales revenue increased as compared to 2021 due to the progress made on the second development phase at Sky Ranch. Additionally, the price per lot for delivered lots in the second development phase increased on average 40% over the first development. Per lot revenue will remain consistent for all four subphases of the second development phase. Revenue for three of the four builder contracts in the second development phase are recognized over time with progress measured under the percent of completion method. Therefore, revenue will fluctuate due to timing of construction activities throughout the second phase.

In the second quarter of fiscal 2021, we recognized $1.5 million of project management revenues related to prior periods due to the determination that reimbursable costs due from the Sky Ranch CAB were not deemed probable of collection prior to that period. In the second quarter of fiscal 2021, we determined collection of project management fees was probable and after that point began recognizing project management fees as revenue.

For the six months ended February 28, 2022, land development construction costs decreased as compared to 2021 primarily due to phase one being nearly complete and lower per lot costs due to reimbursable public improvements being reflected as a receivable from the Sky Ranch CAB instead of as a cost of land development. These declines were partially offset by the costs recognized as the second development phase progresses.

Single-Family Rental Results of Operations

In fiscal 2021 we began construction on three homes that were completed and put into service on November 1, 2021. All three homes were rented effective November 1, 2021, under one year lease agreements. For the three and six months ended February 28, 2022, the revenue presented in the statement of operations is the amounts received since November 1, 2021, for each respective period presented. The costs reflected as cost of sales for the rental units include a pro-rata share of the annual property taxes and insurance related specifically to the rental units as well as immaterial fees related to the operations and maintenance assessments from the Sky Ranch CAB that are assessed to every home in Sky Ranch. Our tenants are responsible for all other utilities including water and wastewater services. In the first quarter of fiscal 2022, we contracted for the construction of the fourth rental home, which we anticipate being completed and ready for rental in the beginning of our fiscal 2023.

Liquidity, Capital Resources and Financial Position

As of February 28, 2022, our working capital, defined as current assets less current liabilities, was $21.0 million, which included $5.2 million in cash and cash equivalents. We believe that as of February 28, 2022 and as of the date of the filing of this Quarterly Report on Form 10-Q, we have sufficient working capital to fund our operations for the next twelve months. Our expected obligations for the next twelve months are described below.

Sky Ranch Development

The first development phase at Sky Ranch is substantially complete, with approximately $0.1 million remaining to be spent. We began construction of the second development phase in February 2021. We estimate total costs to complete the infrastructure (including public improvements) for the 850 lots in the second phase of Sky Ranch to be $65.0 million. Of this, we anticipate spending $18.8 million in the next twelve months, and we anticipate receiving $18.8 million in milestone and completed lot payments from the home builders over the same period. We also believe we will receive payments from the Sky Ranch CAB against the note receivable in the next three or four months both from unencumbered funds at the Sky Ranch CAB due to recurring tax payments received by the Sky Ranch CAB and from one or more bond issuances. There are no assurances the Sky Ranch CAB will be able to issue bonds during this period; however, based on discussions with the Sky Ranch CAB board, we believe the Sky Ranch CAB will complete one or more bond offerings for at least $16.0 million in the next three or four months. We believe future revenues from water and wastewater tap fees as well as progress payments from our homebuilder customers and our existing cash balances will fund our obligations for the next 12 months.

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

Construction of Public Improvements at School Site

During the six months ended February 28, 2022, we entered into various contracts related to the sale of land in Sky Ranch to a charter school operator. These agreements included a development agreement whereby we agreed to build or have built various public improvements (mainly roads, sidewalks and landscaping) leading to the school site. The agreements require us to build two roads and related items by defined dates. In addition, the charter school operator is required to construct one road with related items for which we will pay 50% of the costs. All construction items are required to be completed pursuant to defined dates and if not completed we could owe the charter school up to $4.0 million in liquidated damages. We have already begun construction and currently anticipate the construction will be completed in a timely manner. The roads and related items represent public improvements and are reimbursable by the Sky Ranch CAB. We estimate we will spend $4.0 million over the next eighteen months completing these items, which are for public improvements; therefore, we believe these costs will be reimbursed by the Sky Ranch CAB.

Summary Cash Flows Table

	Six Months Ended
(In thousands)	February 28, 2022	February 28, 2021	$ Change	% Change
Cash (used) provided by:
Operating activities	$(13,685)	$(87)	$(13,598)	(15,630)%
Investing activities	(2,249)	(959)	(1,290)	(135)%
Financing activities	1,033	12	1,021	8,508%

Net Change in cash	$(14,901)	$(1,034)	$(13,867)	(1,341)%

For the six months ended February 28, 2022, operating activities used a net $13.7 million of cash, which is due to positive net income being offset by income tax payments, use of cash to fund construction activities (include the public improvements) at Sky Ranch, and timing of when payments are remitted to vendors.  We anticipate continuing to spend cash for the construction activities at Sky Ranch for the foreseeable future.

For the six months ended February 28, 2022, investing activities used $2.3 million in cash. The majority of this was related to the land development activities in the second phase of Sky Ranch.

For the six months ended February 28, 2022, financing activities produced $1.0 million of cash, mainly from the receipt of $1.0 million in proceeds from a loan to fund construction of the new single-family rental units.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangement consists of the contingent portion of the CAA as described in Note 7 to the 2021 Annual Report.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies and estimates are described in “Critical Accounting Policies and Estimates” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of the Notes to Consolidated Financial Statements in “Financial Statements and Supplementary Data” included in our 2021 Annual Report. The accounting policies and estimates used in preparing our interim condensed consolidated financial statements for the three months ended February 28, 2022 are the same as those described in our 2021 Annual Report. There have been no changes to our critical accounting policies during the three or six months ended February 28, 2022. Certain information and note disclosures normally included in our annual financial statements prepared in accordance with GAAP have been condensed or omitted from the interim financial statements included in this Quarterly Report on Form 10-Q pursuant to the rules and regulations of the SEC, although we believe that the disclosures made are adequate to make the information not misleading. The unaudited consolidated financial statements and other information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto in our 2021 Annual Report.

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

The President and the Chief Financial Officer evaluated the effectiveness of disclosure controls and procedures during our fiscal 2021, as well as of February 28, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based on the fiscal 2021 evaluation, the President and the Chief Financial Officer each concluded that, during fiscal 2021 and as of February 28, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in internal controls over financial reporting resulting from ineffective controls related to management’s preparation and review of spreadsheets which compromised the integrity of the spreadsheets used to support and record transactions related to the public improvement reimbursable amounts and related interest income. To address this material weakness, management devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting by implementing additional steps in the review process of various complex schedules that support accounting entries on a monthly and quarterly basis in addition to considering moving these manual tracking and reconciliation processes to a more automated process through the purchase of a software system. Management will continue to assess the new controls and procedures throughout fiscal 2022 before it is able to conclude the material weakness over internal controls is fully remediated.

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

PART II. OTHER INFORMATION

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

April 11, 2022